Form 10-K
period 1993-12-31
ANADARKO PETROLEUM CORP
filed 1994-03-18
CIK 773910

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                           COMMISSION FILE NO. 1-8968

                         ANADARKO PETROLEUM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              76-0146568
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

   17001 NORTHCHASE DRIVE, HOUSTON, TEXAS               77060
      (ADDRESS OF EXECUTIVE OFFICES)                  (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (713) 875-1101

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                     ON WHICH REGISTERED
        -------------------                    ---------------------
    Common Stock, $0.10 par value        The New York Stock Exchange, Inc.
    Preferred Stock Purchase Rights      The New York Stock Exchange, Inc.

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES   x    NO
                                               -----     -----

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   x  .
                             -----

      The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on January 31, 1994 was $2,798,280,755.

      The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1994 is shown below:

                                                NUMBER OF SHARES
       TITLE OF CLASS                             OUTSTANDING
       --------------                           ----------------
Common Stock, $0.10 par value                      58,679,544

 PART OF
FORM 10-K                  DOCUMENTS INCORPORATED BY REFERENCE
- ---------                  -----------------------------------
Part I       Portions of the Anadarko Petroleum Corporation 1993 Annual
               Report to Stockholders.
Part III     Portions of the Proxy Statement, dated March 21, 1994,
               for the Annual Meeting of Stockholders of Anadarko
               Petroleum Corporation to be held April 28, 1994.

                               TABLE OF CONTENTS

                                                                    PAGE
PART I
 Item 1.  Business
            General                                                   3
            Employees                                                 3
            Proved Reserves and Future Net Cash Flows                 3
            Exploration, Development, Acquisition and
              Marketing Activities                                    4
            Volumes and Prices                                        4
            Properties and Activities - United States - Onshore       5
            Properties and Activities - United States - Offshore      7
            Properties and Activities - International                 7
            Drilling Programs                                         8
            Drilling Statistics                                       8
            Productive Wells                                          9
            Regulatory and Legislative Developments                  10
            Additional Factors Affecting Business                    11
            Title to Properties                                      11
            Capital Spending                                         12
            Ratios of Earnings to Fixed Charges and Earnings to
              Combined Fixed Charges and Preferred Stock Dividends   12
 Item 2.  Properties                                                 12
 Item 3.  Legal Proceedings                                          12
 Item 4.  Submission of Matters to a Vote of Security Holders        13
          Executive Officers of the Registrant                       13

PART II
 Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters                              15
 Item 6.  Selected Financial Data                                    15
 Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      16
 Item 8.  Financial Statements and Supplementary Data                28
 Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                      65

PART III
 Item 10. Directors and Executive Officers of the Registrant         65
 Item 11. Executive Compensation                                     65
 Item 12. Security Ownership of Certain Beneficial Owners
            and Management                                           65
 Item 13. Certain Relationships and Related Transactions             65

PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                              66
          Index to Consolidated Schedules                            71

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Anadarko Petroleum Corporation and its subsidiaries are engaged in the exploration, development, production and marketing of gas, oil and natural gas liquids (NGLs), both domestically and internationally. Anadarko's U. S. drilling and production operations are focused primarily in Kansas, Oklahoma, Texas and the Gulf of Mexico. In the United States, approximately 80 percent of the Company's reserves are located in major producing basins in the Mid-continent and West Texas. Approximately 14 percent of Anadarko's reserves are in the Gulf of Mexico, where the Company owns interests in 124 lease blocks. Anadarko has oil and gas reserves in Canada where the Company has a drilling program focusing on trends in southern and central Alberta. Anadarko also is searching for oil reserves on a 5.1 million acre concession in Algeria and is participating in other select joint-venture projects overseas.

     In order to manage production more effectively and improve recovery of natural gas reserves, the Company owns interests in 17 gas gathering systems, and 20 gas processing plants in the Mid-continent area. Anadarko also explores for geothermal energy in the western United States.

     Anadarko is a Delaware corporation which was organized in 1985 as the successor to the oil and gas business of Anadarko Production Company (Production), which was founded in 1959 as a subsidiary of Panhandle Eastern Corporation (Panhandle). Anadarko's common stock was distributed to Panhandle
stockholders in 1986.  The principal subsidiaries of Anadarko are:   Anadarko
Gathering Company; Anadarko Marketing Company; Anadarko Trading Company; Anadarko Petroleum of Canada Ltd.; and, Anadarko Algeria Corporation.

     Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko and its subsidiaries. The Company's executive offices are located at 17001 Northchase Drive, Houston, Texas 77060, where the telephone number is (713) 875-1101.

EMPLOYEES

     On December 31, 1993, the Company employed approximately 1,020 persons. The Company's employees are not represented by any union. Relations between the Company and its employees are considered to be satisfactory, and the Company has had no work stoppages or strikes.

PROVED RESERVES AND FUTURE NET CASH FLOWS

    Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based.

     Proved developed oil and gas reserves are reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

     As of December 31, 1993, Anadarko had proved reserves of 1.88 trillion cubic feet (Tcf) of natural gas and 78.5 million barrels (MMBbls) of crude oil, condensate and NGLs. Combined, these proved reserves are equivalent to 391.1 MMBbls of oil or 2.35 Tcf of gas. As of December 31, 1993, Anadarko had proved developed reserves of 1.71 Tcf of natural gas and 64.2 MMBbls of crude oil, condensate and NGLs. Proved developed reserves comprise 89 percent of the total proved reserves.

     The Company's estimates of proved reserves and proved developed reserves, net of royalty interests, of gas, oil and NGLs owned at December 31, 1993, 1992, 1991 and 1990 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities (Supplemental Information) in the Anadarko Petroleum Corporation 1993 Consolidated Financial Statements (Consolidated Financial Statements) under Item 8 of this Form 10-K Annual Report (Form 10-K). The Company files annual estimates of proved oil and gas reserves with the Department of Energy, which are within five percent of these amounts.

      Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company's estimates of future net cash flows, discounted future net cash flows before income taxes and discounted future net cash flows after income taxes from proved reserves of gas, oil and NGLs.

EXPLORATION, DEVELOPMENT, ACQUISITION AND MARKETING ACTIVITIES

     See narrative description of "Exploration", "Development", "Acquisition" and "Marketing" on pages 6 through 14 of the Anadarko Petroleum Corporation 1993 Annual Report to Stockholders (Annual Report), which is incorporated herein by reference, and see "Marketing Strategies" and "Operating Results" in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under Item 7 of this Form 10-K.


VOLUMES AND PRICES

    The following table shows the Company's annual volumes. Volumes for natural gas are in millons of cubic feet (MMcf) at a pressure base of 14.73 pounds per square inch (psi) and volumes for oil and condensate and NGLs are in thousands of barrels (MBbls).

                                         1993      1992      1991
                                       -------    -------   -------
UNITED STATES
  Natural gas (MMcf)                   158,662    143,865   134,357
  Oil and condensate (MBbls)             7,223      3,845     4,183
  Natural gas liquids (MBbls)            2,680      2,434     1,943

CANADA
  Natural gas (MMcf)                     3,236      2,561     3,527
  Oil and condensate (MBbls)               687        814       785
  Natural gas liquids (MBbls)               17         13        14

TOTAL
  Natural gas (MMcf)                   161,898    146,426   137,884
  Oil and condensate (MBbls)             7,910      4,659     4,968
  Natural gas liquids (MBbls)            2,697      2,447     1,957


    The following table shows the Company's annual average sales prices and average production costs. Production costs are per energy equivalent barrel (EEB). For this computation, one barrel is the energy equivalent of six thousand cubic feet (Mcf).

                                         1993      1992       1991
                                        ------    ------     ------
UNITED STATES
  Sales price                           $ 1.92    $ 1.71     $ 1.51
    Natural gas (per MMcf)               16.35     18.45      19.61
    Oil and condensate (per barrel)       0.30      0.32       0.33
    Natural gas liquids (per gallon)      3.30      2.78       2.90
  Production cost (per EEB)

CANADA
  Sales price                           $ 1.53    $ 1.22     $ 1.30
    Natural gas (per MMcf)               12.85     14.60      14.01
    Oil and condensate (per barrel)       0.24      0.24       0.30
    Natural gas liquids (per gallon)      4.51      5.26       4.69
  Production cost (per EEB)

TOTAL
  Sales price
    Natural gas (per MMcf)              $ 1.91    $ 1.70     $ 1.51
    Oil and condensate (per barrel)      16.05     17.78      18.72
    Natural gas liquids (per gallon)      0.30      0.32       0.33
  Production cost (per EEB)               3.34      2.88       2.99


    Additional information on volumes and prices is contained in "Analysis of Volumes and Prices" in the MD&A under Item 7 of this Form 10-K. Additional information on major customers is contained in Note 8 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

PROPERTIES AND ACTIVITIES - UNITED STATES - ONSHORE

ACREAGE     Approximately 88 percent of the Company's 2,522,000 gross (797,000 net) onshore undeveloped acres in the United States at year-end 1993 lie within four producing provinces: the Anadarko Basin of Kansas and Oklahoma, the Gulf Coast region, the Permian Basin of West Texas and the Rocky Mountains. As of December 31, 1993, approximately 98 percent of the Company's 2,145,000 gross (895,000 net) developed acres onshore in the United States are located within these same provinces. Other significant areas of developed acreage are in Oklahoma.

     The accompanying map illustrates by state Anadarko's developed and undeveloped net acres, number of producing net wells and other data relevant to its onshore oil and gas operations in the United States.

GEOTHERMAL     The Company is actively exploring for geothermal energy because of its long-term potential for economic and environmentally safe electric power generation. Geothermal exploratory holdings in California, Nevada and Oregon totaled 160,000 net acres at year-end 1993. During 1993, the Company recorded a $500,000 (pre-tax) charge to earnings for the impairment of miscellaneous geothermal projects in Nevada.

GAS GATHERING SYSTEMS    Anadarko owns and operates four gas gathering systems
in the nation's mid-continent area: the Antioch Gathering System in the Southwest Antioch Field of Oklahoma; the Hobart Ranch Gathering System, located in Hemphill County, Texas; the Hugoton Gathering System in southwest Kansas; and the Sneed System in the West Panhandle Field of Texas. In addition, the Company owns a 43 percent working interest in the Limestone Ridge Gas Gathering System, located in the Arkoma Basin near Wilburton, Oklahoma. In addition to these systems, Anadarko owns interests in 12 other smaller systems. In the aggregate, these 17 systems have approximately 700 miles of pipeline and over 400 MMcf per day (MMcf/d) of gas gathering capacity.

GAS PROCESSING PLANTS     Anadarko owns and operates seven gas processing
plants and has interests in 13 other plants. Virtually all of these plants are located within the Company's areas of gas production. Many also are integrated with the gas gathering systems described previously. The following table sets forth the average daily gas throughput and NGLs production for the three years ended December 31, 1993 and capacity as of December 31, 1993.

                                                   Throughput and Production        Capacity
                                                For the Years Ended December 31   December 31,
                                                  1993       1992       1991          1993
                                                ---------  --------   ---------   ------------
Gas throughput (MMcf/d)                             98        102        100           200

NGLs production (Bbls per day)                   7,040      6,640      5,410         9,000

ONSHORE MAP (GRAPHIC MATERIAL OMITTED)


                                           NET                 NET                   NET
                                        DEVELOPED          UNDEVELOPED            PRODUCING
                                          ACRES               ACRES                 WELLS
                                        ---------          -----------            ---------
ONSHORE:
  United States
    Arkansas                               5,356             33,637                    44
    Colorado*                              6,162             49,268                    13
    Kansas*                              366,284             72,417                 1,326
    Louisiana                              1,341              2,267                     8
    Mississippi                              242             60,669                    --
    Montana                               18,372              8,797                    24
    Nebraska                                 109                483                    --
    Nevada*                                   --            192,712                    --
    New Mexico*                           30,126              4,206                   268
    North Dakota                           1,390                294                     3
    Oklahoma*                            228,147             51,346                   815
    Texas*                               195,953            144,331                 1,677
    Utah*                                    407            112,864                    12
    Wyoming*                              41,182             64,142                    48

  United States - Geothermal
    California                                --            113,610                    --
    Nevada                                    --             11,639                    --
    Oregon                                    --             34,857                    --

  Canada
    Alberta*                              46,719             58,941                   109
    British Columbia                       8,748             10,653                    32
    Saskatchewan                           3,429              2,327                    19



OFFICE LOCATIONS:

  United States
     Houston, Texas
     Midland, Texas
     Oklahoma City, Oklahoma
     Liberal, Kansas
     Santa Rosa, California

  Canada
     Calgary, Alberta

*1993 Onshore Drilling Activities Area

PROPERTIES AND ACTIVITIES - UNITED STATES - OFFSHORE

ACREAGE     At year-end 1993, Anadarko owned an average 40 percent interest in
124 lease blocks and held 40,000 net acres in developed properties and 200,000 net acres in undeveloped properties.

     The accompanying map illustrates the Company's exploratory and development net acres, number of producing net wells and other data relevant to its offshore properties.

PROPERTIES AND ACTIVITIES - INTERNATIONAL

     In recent years, the Company has devoted a small portion of its exploration budget to selected joint-venture projects overseas. Anadarko's objective in international exploration is to bring high-potential prospects to the balanced mix of domestic plays. These projects offer significant upside potential, albeit with corresponding exposure to write-offs in the event exploration is unsuccessful. The Company recorded $6.5 million (pre-tax) and $21 million (pre-tax) of charges to earnings during 1993 and 1992, respectively, related to unsuccessful exploration activity in China, Yemen and various other international locations.

CANADA     Approximately three percent of the Company's proved reserves are
located in Canada.    Activities in Canada are concentrated in the western
provinces of Alberta, British Columbia and Saskatchewan. At the end of 1993, Anadarko held interests in 241,000 gross (131,000 net) acres of which 105,000 gross (72,000 net) acres were undeveloped and 136,000 gross (59,000 net) acres were developed. The accompanying onshore map illustrates by province Anadarko's developed and undeveloped net acres, number of producing net wells and other data relevant to its oil and gas operations in Canada.

ALGERIA     Anadarko's primary international exploration venture is in Algeria, where the Company is exploring for oil under a production sharing agreement secured in 1989 from Sonatrach, the national oil and gas enterprise of Algeria. Anadarko's partners, each with a 25 percent working interest, in the Algerian venture are LASMO Oil (Algeria) Limited, a wholly owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly owned subsidiary of Maersk Olie Og Gas AS, a company in the Danish A.P. Moeller group. Over a ten year period, the Company and its two partners are committed to spend over $100 million and drill ten wells exploring on 5.1 million acres in the eastern Sahara Desert in Algeria.

     Liquid hydrocarbons discovered and produced will be shared by Anadarko and its partners, and Sonatrach in accordance with the terms of the agreement. Sonatrach is the beneficial owner of 10.2 percent of the Company's outstanding common stock. As of December 31, 1993, Anadarko had incurred a total of approximately $72,408,000 related to exploration activities, of which approximately $26,964,000 was incurred in 1993.

     At the present time, political unrest continues in Algeria. The Company is closely monitoring the situation and is presently unable to predict with certainty the short-term effects it may have on activity planned for 1994. However, the situation has not had any material effect on the Company's operations or exploration activity in Algeria to date. The Company's activities in Algeria also are subject to the risks associated with international operations.

INDONESIA     The Company's ongoing commitment to international exploration includes future exploration on the Jabung Block in the Jambi Province of Indonesia. Anadarko and its partners, Santa Fe Energy Resources (Jabung), Ltd., a wholly owned subsidiary of Santa Fe Energy Resources Inc., and Kerr-McGee Sumatra Ltd., a wholly owned subsidiary of Kerr-McGee Corporation, have a Production Sharing Contract which includes a $15.1 million commitment to exploration activities which include seismic acquisition and reprocessing, as well as the drilling of three exploratory wells, during the first three years. The Jabung Block, which is located on the island of Sumatra in the northernmost part of the South Sumatra Basin, covers an area of 2.0 million acres.

OFFSHORE MAP (GRAPHIC MATERIAL OMITTED)

                                         NET                NET                     NET
                                      DEVELOPED          UNDEVELOPED             PRODUCING
                                        ACRES               ACRES                  WELLS
                                      ---------          -----------             ---------
OFFSHORE:
  United States
      Alaska                                 --               6,397                    --
      Florida                                --              54,734                    --
      Louisiana                          14,141              72,708                    18
      Mississippi                            --               2,194                    --
      Texas                              25,560              63,905                    20

DRILLING PROGRAMS

     The Company's 1993 drilling program again focused on known oil and gas provinces onshore in North America, as well as offshore in the Gulf of Mexico. Onshore activity was concentrated in the mid-continent regions of Kansas and Oklahoma, the Yegua Trend along the Texas Gulf Coast and the Permian Basin of West Texas. Exploration activity consisted of 21 wells onshore in the United States, seven wells offshore United States, two wells in Canada and two wells in Algeria. Development activity included 178 wells onshore in the United States, four wells offshore United States and five wells in Canada.

DRILLING STATISTICS

     The following table shows the results of the oil and gas wells drilled and tested:

                           NET EXPLORATORY               NET DEVELOPMENT
                     ----------------------------  ----------------------------
                     PRODUCTIVE  DRY HOLES  TOTAL  PRODUCTIVE  DRY HOLES  TOTAL  TOTAL
                     ---------- ----------  -----  ---------- ----------  -----  -----
1993
  United States        11.4        6.2      17.6    100.5       10.4     110.9   128.5
  Canada                0.0        1.0       1.0      0.5        3.0       3.5     4.5
  Algeria               0.5        0.5       1.0      0.0        0.0       0.0     1.0
                        ---        ---      ----     ----       ----     -----   -----
  Total                11.9        7.7      19.6    101.0       13.4     114.4   134.0
                       ====        ===      ====    =====       ====     =====   =====
1992
  United States         3.5        4.5       8.0     43.5        5.4      48.9    56.9
  Canada                0.0        2.5       2.5      5.4        0.0       5.4     7.9
  China                 0.0        1.0       1.0      0.0        0.0       0.0     1.0
  Yemen                 0.0        0.9       0.9      0.0        0.0       0.0     0.9
                        ---       ----      ----     ----       ----     -----   -----
  Total                 3.5        8.9      12.4     48.9        5.4      54.3    66.7
                        ===       ====      ====     ====       ====     =====   =====
1991
  United States         4.6        7.0      11.6     63.5        8.0*     71.5    83.1
  Canada                1.0        3.0       4.0      3.8        1.4       5.2     9.2
  Algeria               0.0        0.5       0.5      0.0        0.0       0.0     0.5
                        ---       ----      ----     ----        ---     -----    ----
  Total                 5.6       10.5      16.1     67.3        9.4      76.7    92.8
                        ===       ====      ====     ====        ===      ====    ====

____________
*Does not include 1.3 net development Hugoton "deep" dry holes in 1991 that were later completed as infill wells.

    The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 1993:

                             UNITED STATES     CANADA       ALGERIA      TOTAL
                             -------------   ----------   ----------   -----------
                             GROSS    NET    GROSS  NET   GROSS  NET   GROSS  NET
                             -----   ----    -----  ---   -----  ---   ----- -----
Wells in the process
  of drilling or active
  completion
    Exploration               8.0    5.0     ---    ---    2.0   1.0    10.0   6.0
    Development              13.0    7.6     ---    ---    ---   ---    13.0   7.6

Wells suspended or
  waiting on completion
    Exploration               9.0    5.6    13.0    6.9    ---   ---    22.0  12.5
    Development              82.0   54.5     ---    ---    ---   ---    82.0  54.5

PRODUCTIVE WELLS

     As of December 31, 1993, the Company owned productive wells in the United States and Canada as follows:

                            UNITED STATES         CANADA             TOTAL
                           ----------------     ------------     ---------------
                           GROSS      NET       GROSS   NET       GROSS    NET
                           -----    -------     -----  -----     ------  -------
Oil wells*                 6,990    2,433.0      553   118.9      7,543  2,551.9
Gas wells*                 2,760    1,842.8      125    40.6      2,885  1,883.4
                           -----    -------      ---   -----     ------  -------
Total                      9,750    4,275.8      678   159.5     10,428  4,435.3
                           =====    =======      ===   =====     ======  =======

_______________
*Wells containing multiple completions

     Oil wells                78       27.0        1     1.0         79     28.0
     Gas wells               165       72.2        2     1.0        167     73.2

REGULATORY AND LEGISLATIVE DEVELOPMENTS

NATURAL GAS PRORATION       State agencies in many of the states where Anadarko
operates are empowered by laws unique to each state to prevent waste in the production of natural gas and protect the correlative rights of each mineral interest owner to produce its fair share of gas in a field. To prevent waste and protect correlative rights, state agencies have developed proration systems for limiting production by assigning each unit in a prorated field an allowable production volume which the producer is legally permitted to produce. These allowables are based on market demand and other factors as determined by the state agency.

     In Kansas, where Anadarko has significant gas reserves and production capacity, the Kansas Corporation Commission (KCC) voted on December 3, 1993 to modify its basic proration order for the Hugoton Field, the largest dry gas reservoir in the United States. A written order was issued February 1, 1994. This order changes the formula currently used by the KCC to calculate field and unit allowables and will increase the portion of overall production allowables assigned to Anadarko's wells in the Hugoton Field. As a result of the order, Anadarko's share of the total field allowable will increase from its current level of about 12 percent to 15 percent.

KANSAS AD VALOREM TAX      The Natural Gas Policy Act of 1978 (NGPA) allows a
"severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on a Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia, which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.

     On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to sales that were made on or after June 28, 1988. Based on Anadarko's interpretation of the FERC order, $130,000 (pretax) was charged to expense in 1993. Numerous parties have filed requests for rehearing at the FERC asking that the December 1, 1993, order be reconsidered and the Company is unable to predict the outcome of this matter.

ENVIRONMENTAL     The Company's oil and gas operations and properties are
subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with drilling and production activities, the discharge and disposition of waste materials, offshore oil and gas operations, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.

     Compliance with such laws and regulations has not had a material adverse effect on the Company's operations or financial condition in the past. However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material adverse effect on the Company's operations or financial condition.

     For a description of certain environmental proceedings in which the Company is involved, see Note 13 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

OTHER     Regulatory agencies in certain states have authority to issue permits for the drilling of wells, regulate the spacing of wells, prevent the waste of oil and gas resources through proration and regulate environmental matters.

     Operations conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Additionally, certain operations must be conducted pursuant to appropriate permits issued by the Bureau of Land Management and the Minerals Management Service of the Department of Interior and, in regard to certain federal leases, with prior approval of drill site locations by the Environmental Protection Agency.

ADDITIONAL FACTORS AFFECTING BUSINESS

    The oil and gas business is highly competitive in the search for and acquisition of reserves and in the gathering and marketing of oil and gas production. The Company's competitors include the major oil companies, independent oil and gas concerns, individual producers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers.

    Crude oil prices continue to be affected by political developments in the Middle East, pricing decisions of the Organization of Petroleum Exporting Countries (OPEC) and the volatile trading patterns in the oil futures markets.

    The domestic and international operations of the Company have been, and at times in the future may be, affected by political developments and by federal, state and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price or gathering rate controls, and environmental protection regulations.

    The Company's business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blow-outs, cratering and fire, each of which could result in damage to or destruction of oil and gas wells or formations or production facilities and other property and injury to persons. As protection against financial loss resulting from these operating hazards, the Company maintains insurance coverage, including certain physical damage, employer's liability, comprehensive general liability and workmen's compensation insurance. Although the Company is not fully insured against all risks in its business, the Company believes that the coverage it maintains is adequate and customary for companies engaged in similar operations. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

TITLE TO PROPERTIES

    As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant defects, if any, before proceeding with operations. A thorough title examination has been performed with respect to substantially all leasehold producing properties owned by the Company. The Company believes that the title to its leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry subject to such exceptions which, in the opinion of counsel employed in the various areas in which the Company has conducted exploration activities, are not so material as to detract substantially from the use of such properties. The leasehold properties owned by the Company are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. The Company does not believe that any of these burdens will materially interfere with its use of these properties.

CAPITAL SPENDING

    See "Capital Expenditures, Liquidity and Long-Term Debt" of the MD&A under
Item 7 of this Form 10-K.

RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND
  PREFERRED STOCK DIVIDENDS

    The Company's ratios of earnings to fixed charges for the years ended December 31, 1993, 1992 and 1991 were 2.68, 1.81 and 1.99, respectively. These ratios were computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses, and the estimated interest component of rentals.

     During the three years ended December 31, 1993, there were no shares of preferred stock outstanding. Accordingly, the ratio of earnings to combined fixed charges and preferred stock dividends for each of the three years is the same as the ratio of earnings to fixed charges.

ITEM 2.  PROPERTIES

    See information appearing under Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

HERITAGE RESOURCES, INC. LITIGATION    Pursuant to an order of the 162nd
Judicial District Court for Dallas County, Texas, dated January 29, 1988, requiring all owners of interests in certain properties in Winkler County, Texas, to be joined as parties Plaintiff or parties Defendant, Anadarko has entered, as a party Plaintiff, a suit filed against Heritage Resources, Inc. (Heritage) by Tribal Drilling Company. The Plaintiffs, among other things, seek to have Heritage removed as operator of a well in which Plaintiffs own interests. The Defendants have asserted counterclaims against Anadarko and the 19 other Plaintiffs alleging that, among other things, the assertions of the Plaintiffs are frivolous and were made in bad faith and that the Plaintiffs breached the joint operating agreements. The trial previously scheduled for April 1993 has been continued indefinitely until such time as the appeal of a companion case, a case in which Anadarko is not a party, has been concluded. While the outcome of the litigation cannot be predicted, Anadarko's management believes that any recovery on the counterclaims in a material amount is remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

                             AGE AT END
      NAME                     OF 1994               POSITION
      ----                   ----------              --------
 Robert J. Allison, Jr.          55        Chairman of the Board, President and
                                                  Chief Executive Officer
 Charles G. Manley               50        Senior Vice President, Administration
 Michael E. Rose                 47        Senior Vice President, Finance and
                                                  Chief Financial Officer
 Charles K. Abernathy            51        Vice President-Operations,
                                                  International/Gulf of Mexico
 Rex Alman III                   43        Vice President, Engineering
 Richard J. Sharples             47        Vice President, Marketing
 John N. Seitz                   43        Vice President, Exploration
 Bruce H. Stover                 45        Vice President, Acquisitions
 William D. Sullivan             38        Vice President-Operations,
                                                  U. S. Onshore
 A. P. Taylor, Jr.               45        Vice President, Corporate
                                                  Communications
 Lewis L. Williams               65        Vice President and General Counsel


     Mr. Allison joined Production in 1973 as Vice President-Operations, was named President in 1976 and was President and Chief Executive Officer from 1979 until 1985 when he assumed the position of President and Chief Executive Officer of Anadarko. Mr. Allison was named Chairman and Chief Executive Officer effective October 1986. In January 1993, he was elected the additional position of President.

     Mr. Manley was employed by Production in 1976 and was Vice President, Administration and Employee Relations, from 1977 until August 1985. He held that position with Anadarko until January 1993 when he was named Senior Vice President, Administration.

     Mr. Rose joined Production as Chief Accountant in January 1978 and became Vice President and Controller in May 1981. He held that position at Anadarko from August 1985 until he was named Vice President, Finance, in October 1986. In January 1993, he was named Senior Vice President, Finance and Chief Financial Officer.

     Mr. Abernathy joined Production in January 1975 as a Senior Petroleum Engineer. He served as the Southern Region's Operations Manager before becoming Manager, Exploration and Production Operations, of Anadarko in June 1987. He was named Vice President, Exploration and Production Operations, in July 1987 and Vice President and General Manager, International, in October 1989. He was named Vice President Operations, International/Gulf of Mexico, in January, 1992.

     Mr. Alman joined Production in 1976 as an Evaluation Engineer. He served as Manager, Production and Planning, prior to being named Manager, Exploration and Production Operations, in February 1990. He was named Vice President, Exploration and Production Operations, in April 1990 and was named Vice President, Operations, U. S. Onshore, in January 1992. In January 1993, he was named Vice President, Engineering.

     Mr. Sharples was employed by Anadarko and named Vice President, Marketing, in March 1993. Prior to coming to Anadarko, he held a vice president's position in marketing with Maxus Energy Corporation from October 1984 until March 1993.

    Mr. Seitz joined Production in 1977 as a Petroleum Geologist. He served as Manager of Exploration and Chief Geologist before becoming General Manager, Exploration, of Anadarko in June 1987. He was named Vice President, Exploration and Production Operations, in October 1989 and Vice President and General Manager, Houston Region, in February 1990. He was named Vice President, Exploration, International/Gulf of Mexico, in January 1992 and Vice President, Exploration in January 1993.

    Mr. Stover joined Anadarko in 1980 as Chief Engineer and was named General Manager - Special Projects, International in 1987. He assumed the position of President and General Manager, Anadarko Algeria Corporation, in 1989. In January 1993, he was named Vice President, Acquisitions.

    Mr. Sullivan joined the Company in 1981 as Senior Reservoir Engineer - Southern Region. He held several positions in engineering and operations before being named Manager, Acquisitions in 1987. In 1991, he was named Vice President and General Manager, Anadarko China Company. In January 1993, he was named Vice President Operations, U. S. Onshore.

     Mr. Taylor was employed by Anadarko in October 1986 as Director, Corporate Communications, and became Vice President, Corporate Communications, in January 1987. Prior to coming to Anadarko, he held the position of Director of Investor Relations at Panhandle. He had been with Panhandle since 1982.

    Mr. Williams was employed by Anadarko in March 1988 as Regional Counsel and was named Vice President and General Counsel in January 1989. Prior to coming to Anadarko, he served as Counsel for K-N Operating Corporation. He had been with K-N Operating Corporation since 1981.

    All officers of Anadarko are elected in April of each year at the organization meeting of the Board of Directors to hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information on the market price and cash dividends declared per share of common stock is included in the Stockholders' Information in the Annual Report, which is incorporated herein by reference.

     As of December 31, 1993, there were approximately 8,500 direct holders of Anadarko common stock. The following table sets forth the amount of dividends paid on Anadarko common stock during the two years ended December 31, 1993.

                                  FIRST    SECOND    THIRD    FOURTH
                                 QUARTER   QUARTER  QUARTER   QUARTER
                                 -------   -------  -------   -------
     thousands
     1993                        $4,152    $4,171   $4,494    $4,400
     1992                        $4,139    $4,144   $4,147    $4,147


    The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

     For additional information, see Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     See Summary Financial Data in the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL RESULTS

NET INCOME AND REVENUES     Anadarko's net income for 1993 before the
cumulative effect of changes in accounting principles was $40.0 million (70 cents per share) compared to $27.3 million (49 cents per share) for 1992 and $32.4 million (59 cents per share) in 1991. Stated without the effect of a special tax charge of $11.2 million related to a change in corporate tax rates recorded in the third quarter of 1993, Anadarko's net income would have been $51.3 million (90 cents per share). Including the cumulative effect of two accounting changes and the special tax charge, Anadarko's net income for 1993 was $117.4 million ($2.05 per share).

       Revenues for 1993 were $476.3 million, 27 percent higher than 1992 revenues of $375.2 million and 41 percent higher than revenues of $336.6 million in 1991. The increase in earnings and revenues (before the special charge and before the cumulative effect of changes in accounting principles) was due primarily to significantly stronger gas markets and increased crude oil production.

       During 1993, Anadarko's net income was affected by the following items:
       (1) Implementation in the first quarter of Statement of Financial Accounting Standards (SFAS) No. 106 which required a change in accounting for postretirement benefits other than pensions. The Company recognized the cumulative transition obligation as of January 1, 1993, which resulted in a decrease to net income of $9.7 million (17 cents per share).
       (2) Implementation in the first quarter of SFAS No. 109 which changed the accounting method for deferred income taxes and increased Anadarko's net income by $87.1 million ($1.52 per share).
       (3) SFAS No. 109 also requires that the effect on existing deferred tax liabilities of any change in income tax rates must be recognized in income during the period in which the change in tax rates is enacted. In August, Congress enacted the Omnibus Budget Reconciliation Act of 1993, which raised the top corporate income tax rate from 34 to 35 percent. As a result, Anadarko recorded a charge to net income of $11.2 million (20 cents per share) in the third quarter.

       Anadarko's net income for 1992 was down 16 percent compared to 1991, due primarily to $21 million (pretax) in provisions for impairments of international properties related to unsuccessful drilling operations in China and Yemen during 1992.

SELECTED FINANCIAL DATA
millions except per share amounts                     1993          1992          1991
                                                     ------        ------        ------
Revenues                                             $476.3        $375.2        $336.6
Costs and expenses                                    372.2         307.6         263.6
Interest expense                                       29.4          28.2          27.2
Net income                                             40.0*         27.3          32.4
Earnings per share                                   $ 0.70*       $ 0.49        $ 0.59

_____________
*Excludes the cumulative effect of changes in accounting principles.

COSTS AND EXPENSES     For 1993, Anadarko's costs and expenses were $372.2
million, an increase of approximately $65 million (21 percent) compared to $307.6 million in 1992. The increase was a result of several factors:
      (1) Depreciation, depletion and amortization (DD&A) was up $34.7 million (or 26 percent) compared to 1992 due to an 11 percent increase in gas production volumes and a 70 percent increase in crude oil and condensate production volumes;
      (2) Operating expenses were up $23.7 million or 32 percent compared to 1992 due primarily to increased production volumes as a result of the acquisition of secondary recovery oil properties in West Texas in December 1992;
      (3) Other taxes increased $10.9 million or 36 percent compared to 1992 because of higher production related (severance) and ad valorem taxes; and,
      (4) Administrative and general expenses were up $9.2 million or 19 percent compared to 1992 due to costs associated with postretirement benefits other than pension as required under SFAS No. 106 and increased salary and benefits for the Company's growing workforce.

      Anadarko incurred $7 million in provisions for impairments of international and geothermal properties in 1993. This compares to $21 million of provisions for impairments in 1992.

     Anadarko's costs and expenses in 1992 were up 17 percent compared to 1991. There were four reasons for the increase: (1) $21 million (pretax) of provisions for impairments of international properties; (2) increased administrative and general expenses primarily related to accelerated vesting of benefits under the Company's restricted stock plan; (3) increased DD&A expense due to higher natural gas production volumes; and (4) higher production related taxes.


COSTS AND EXPENSES
millions                                       1993         1992          1991
                                              -----        ------        ------
Operating expenses                            $ 98.6       $ 74.9        $ 76.2
Administrative and general                      57.4         48.2          38.5
DD&A                                           167.7        132.9         121.1
Other taxes                                     41.5         30.6          27.8
Provisions for impairments                       7.0         21.0            --
                                              ------       ------        ------
Total                                         $372.2       $307.6        $263.6

INTEREST EXPENSE     Anadarko's interest expense for 1993 was $29.4 million, up
4 percent compared to $28.2 million in 1992 and up 8 percent compared to $27.2 million in 1991.

      Despite declining interest rates since 1992, Anadarko has experienced modest growth in interest expense primarily due to higher average borrowings during 1992 and 1993 and lower amounts of capitalized interest in 1992 and 1993 compared to 1991.

      Anadarko's long-term debt at December 31, 1993 decreased by about $105 million compared to year-end 1992 primarily due to conversion in July of 99.8 percent of the Company's outstanding $100 million principal amount of 6 1/4% Convertible Subordinated Debentures. Long-term debt increased by 47 percent at year-end 1992 compared to year-end 1991 due to the large acquisition of producing properties in December 1992. (See Liquidity and Long-term Debt)

ANALYSIS OF VOLUMES AND PRICES

NATURAL GAS     In 1993, Anadarko achieved record natural gas production of
161.9 billion cubic feet (Bcf) or 444 million cubic feet per day (MMcf/d).
This was an 11 percent increase over natural gas production of 146.4 Bcf in 1992 and a 17 percent increase over gas production of 137.9 Bcf in 1991. Early in 1993, the Company increased its natural gas sales in response to higher gas prices. Anadarko's average U.S. gas price in 1993 was $1.92 per thousand cubic feet (Mcf), up 12 percent compared to 1992 and up 27 percent compared to 1991.

      Generally, Anadarko's annual gas sales are below the Company's total capacity due to state regulations limiting allowable production, any seasonal weaknesses in gas prices and the Company's long-standing policy to sell minimum volumes of discretionary gas during periods of weak prices.

      Historically, natural gas sales markets have been highly seasonal because of the increase in residential heating demand during the winter. Due to this seasonality, Anadarko's natural gas prices and production volumes and, therefore, financial results have traditionally been stronger in the first and fourth quarters. However, in 1993, this seasonal variance diminished somewhat due to overall growth in gas demand and continuing declines in gas supply.
This was most evident in the summer of 1993 when demand for natural gas storage injections dramatically increased natural gas prices during the second and third quarters of the year.

      The historical role of natural gas storage to supplement wellhead production during peak demand periods has been somewhat skewed over the past three years. Warm winters saw weak prices as local distribution companies
(LDCs) used storage as a supply source during the winters of 1990-91 and 1991-92. Many natural gas customers began using storage volumes as a price hedge or arbitrage tool which disrupted the seasonal injection and withdrawal pattern in the nation's storage fields. As a result, prices in March 1992, for example, fell to 15-year record low levels.

      During the 1992-93 winter heating season, the ability of gas consumers to utilize this price arbitrage was diminished as cold weather blanketed the nation late in the season and storage gas was needed for peak-day demand. The effect of a significant net storage drawdown in the first quarter of 1993 resulted in aggressive injections during the summer refill cycle and subsequently higher prices for gas.

      Anadarko believes that while seasonality in gas markets will continue, the tight balance in supply and demand will extend the recent strength in natural gas markets.


QUARTERLY NATURAL GAS
VOLUMES AND U.S. PRICES
                                 1993         1992        1991
                                 -----        -----       -----
First Quarter
  Bcf                             46.8         39.6        40.3
  MMcf per day                     520          435         447
  Price per Mcf                  $1.73        $1.37       $1.56

Second Quarter
  Bcf                             34.8         28.0        29.7
  MMcf per day                     382          308         326
  Price per Mcf                  $2.05        $1.46       $1.30

Third Quarter
  Bcf                             35.7         32.7        25.6
  MMcf per day                     388          355         279
  Price per Mcf                  $1.94        $1.67       $1.28

Fourth Quarter
  Bcf                             44.6         46.1        42.3
  MMcf per day                     485          502         460
  Price per Mcf                  $1.97        $2.17       $1.76

CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS     Anadarko achieved record
crude oil and condensate production of 7.9 million barrels (MMBbls) in 1993, a 70 percent increase over 1992 oil and condensate production and a 59 percent increase over 1991 oil and condensate production. This increase was primarily related to producing oil properties in the Permian Basin of West Texas which were acquired by Anadarko in December 1992, as well as increased waterflood recovery operations in West Texas and the Mid-continent.

      Anadarko's crude oil production over the past three years has been enhanced by the use of secondary recovery techniques and development drilling in existing fields. These activities have generally offset the production decline normally associated with oil fields.

      Crude oil markets suffered dramatically in late 1993 as a result of the failure of the Organization of Petroleum Exporting Countries (OPEC) to effectively reduce a perceived surplus of crude oil. West Texas Intermediate
(WTI) crude oil prices fell to a low of $13.02 per barrel in December 1993, the lowest level since 1986.

      Anadarko's average U.S. crude oil price for 1993 was $16.35 per barrel, down 11 percent compared to 1992 and down 17 percent compared to 1991. The Company's crude oil price has averaged about $12.50 per barrel in January 1994.

      Generally, the Company's oil production is sold on a monthly basis as it is produced. Volumes of oil are not affected by seasonal swings in market prices.

      The Company's natural gas liquids (NGLs) sales volumes were 2.7 MMBbls, up ten percent over 1992 and up 38 percent over 1991. The 1993 average price of 30 cents per gallon was six percent lower than the average price in 1992 and nine percent lower than the average price in 1991. The increase in NGL volumes for 1993 is due primarily to increased sales from inventory in 1993 and the acquisition of NGL plants included in the purchase of producing properties in December 1992. NGLs markets were weak in 1993 despite low levels of inventory and strong natural gas markets.

ANNUAL VOLUMES AND U.S. PRICES
                                    1993         1992       1991
                                   ------        -----     ------
Natural gas (Bcf)                  161.9        146.4      137.9
  MMcf per day                       444          400        378
  Price per Mcf                   $ 1.92       $ 1.71     $ 1.51
Crude oil and
  condensate (MBbls)               7,910        4,659      4,968
  MBbls per day                     21.7         12.7       13.6
  Price per barrel                $16.35       $18.45     $19.61
Natural gas
  liquids (MBbls)                  2,697        2,447      1,957
  Price per gallon                $ 0.30       $ 0.32     $ 0.33

MARKETING STRATEGIES

     Anadarko's marketing strategies are designed to capture maximum value when the Company sells natural gas, crude oil, condensate and NGLs.

NATURAL GAS     With a large base of uncommitted gas reserves available for sale, Anadarko can continue to sell greater volumes at market-responsive prices. Over the past three years, Anadarko has increased natural gas sales and captured market share by aggressively offering customers an array of gas supply options at market-responsive prices.

      Anadarko sells natural gas under a variety of contracts, including 30-day spot market contracts, long-term contracts and "term" sales contracts. Term sales contracts were implemented by the Company in 1989 to provide gas sales over an extended period of time (three months to three years). Through these term contracts, the Company is able to enhance the commodity value of gas with a service fee related to the level of reliability and service required by the customer.

      In 1993, the Company's marketing subsidiary, Anadarko Trading Company
(ATC), increased its purchase of non-affiliated gas for sale into the Company's market areas. Sales of non-affiliated gas totaled 82 Bcf in 1993 compared to 58 Bcf in 1992 and 28 Bcf in 1991.

      In addition, ATC made great strides during the year in developing a variety of marketing related services which are available to customers. These services include transportation contracting and scheduling, gas supply nominations, supply and delivery monitoring, contract administration and account coordination.

CRUDE OIL AND CONDENSATE     The majority of the Company's crude oil production
is sold on 30-day "evergreen" contracts with prices based on postings plus a premium.

PLANTS AND PIPELINES     Anadarko's investment in gas gathering operations
allows the Company to better manage its gas production, improve ultimate recovery of reserves and enhance its marketing opportunities. Since 1988, the Company has invested approximately $54 million to build or acquire gas gathering pipeline systems and gas processing plants. Anadarko currently owns and operates four major gas gathering systems in core producing areas and operates or has interests in 13 other systems. The four major systems have capacity of 300 MMcf/d of gas and are connected to 536 wells.

      In 1993, Anadarko began a $1.6 million expansion of its Hugoton Gathering System (HUGS) in southwest Kansas, which was built in 1990. With completion of this project in January 1994, the HUGS system has 120 MMcf/d of gas capacity to serve Anadarko's markets in the Midwest through two interstate and one intrastate pipeline connection. Also in 1993, Anadarko invested $1.7 million to expand and add compression to its Antioch Gathering System in central Oklahoma. As a result, throughput at the Panther Creek Plant increased from 16 MMcf/d to 26 MMcf/d of gas.

      In 1994, Anadarko will aggressively pursue further expansion of its gas gathering operations. The Company expects to spend approximately $36 million in 1994 for construction of new gathering facilities, installation of additional compressors, expansion of existing gathering systems and improving access to multiple pipeline "market hubs".

      Over the past few years, Anadarko has become increasingly active in the natural gas liquids (NGLs) business, primarily as a result of its gas gathering and processing operations. The Company sells NGLs on a monthly basis.
Anadarko generally markets NGLs under short-term contracts. Anadarko had 175,354 barrels of NGLs in inventory at the end of 1993.

HEDGING STRATEGIES     In order to provide customers competitive, attractive
pricing options, Anadarko has utilized the energy futures and derivatives markets since 1990 to hedge in the physical market and improve the flexibility in pricing short-term and long-term sales and purchases. From time to time, Anadarko may employ hedging strategies such as swaps, calls, puts, collars, fixed-price hedging and other strategies.

OPERATING RESULTS

      With higher cash flows in 1993 compared to 1992 Anadarko increased spending for exploration and development drilling activities. Exploration and development spending increased to $175 million in 1993 from $92 million in 1992 and $108 million in 1991. However, dollars invested in drilling activity are not a true measure of success for an exploration and production company. Anadarko focuses on growth and profitability as the best measures of success in operations. Reserve replacement is the key to growth for an exploration and production company. In addition, Anadarko believes profitability depends on the cost of finding oil and gas reserves. Anadarko believes the Company's performance in both areas has been excellent.

DRILLING ACTIVITY      During 1993, Anadarko participated in a total of 219
wells, including 55 gas wells, 131 oil wells and 33 dry holes. This compares to 126 wells (38 gas wells, 56 oil wells and 32 dry holes) in 1992 and 172 wells (69 gas wells, 64 oil wells and 39 dry holes) in 1991.

      During 1993, the Company made several significant well completions in its exploration and development drilling program which are discussed in the narrative descriptions under "Exploration" and "Development" in the Annual Report to Stockholders, incorporated herein by reference.

DRILLING PROGRAM ACTIVITY       GAS        OIL          DRY         TOTAL
                                ----       ----         ----        -----
1993 EXPLORATORY
  Gross                           10          8           14           32
  Net                            6.6        5.3          7.7         19.6
1993 DEVELOPMENT
  Gross                           45        123           19          187
  Net                           30.2       70.8         13.4        114.4
1992 EXPLORATORY
  Gross                           11         --           16           27
  Net                            3.5         --          8.9         12.4
1992 DEVELOPMENT
  Gross                           27*        56           16           99
  Net                           16.4       32.5          5.4         54.3

Gross:  total wells in which there was participation.
Net:  working interest ownership.
*  Includes 2 (1.7 net) Hugoton infill wells.

RESERVE REPLACEMENT For the 12th consecutive year, Anadarko replaced annual production volumes with proved reserves of natural gas, crude oil and natural gas liquids, stated on an energy equivalent basis. During 1993, Anadarko's reserve replacement was 162 percent of total production. The Company's reserve replacement performance in 1992 was 200 percent of total production and was 166 percent of total production in 1991.

      During 1993, the Company replaced 151 percent of total production through exploration and development drilling and improved recovery operations and replaced 15 percent of total production through acquisitions of producing properties. Due to weak oil prices as of December 31, 1993, the Company recorded modest downward revisions to prior estimates of oil reserves.

      Anadarko's natural gas reserve replacement in 1993 was 192 percent of total production compared with 88 percent in 1992 and 129 percent in 1991. The Company replaced 83 percent of its crude oil, condensate and natural gas liquids production in 1993 compared to 585 percent in 1992 and 289 percent in 1991.

      In 1993, acquisitions added 5.7 million energy equivalent barrels (MMEEBs) compared to 44.4 MMEEBs in 1992 and 1.6 MMEEBs in 1991.

      The Company's reserve replacement for 1991 included an addition to proved reserves of 120 Bcf of natural gas in the Hugoton Field of Kansas. Anadarko also had a net increase of 11 MMBbls of NGLs in 1991 associated with the Company's purchase of the Sneed Gas Plant and Gathering System in late 1990.

      Anadarko continues to increase its reserves of crude oil and natural gas while the nation's energy reserves are steadily declining. The Company's U.S. reserve replacement for the five-year period 1988 through 1992 was 144 percent of production compared to a U.S. industry average of 74 percent. (Source:
Energy Information Administration.)   Anadarko's U.S. reserve replacement
performance for the period 1989 through 1993 was 154 percent of production. Industry data for 1993 are not yet available.

COST OF FINDING     For 1993, Anadarko's worldwide finding cost for proved
reserves was $4.07 per energy equivalent barrel (EEB) compared to $5.43 per EEB in 1992 and $3.13 per EEB in 1991. The Company's U.S. finding cost for 1993 was $3.55 per EEB compared to $4.61 per EEB in 1992 and $2.62 per EEB in 1991.

      Cost of finding results in any one year can be misleading due to the long lead times associated with exploration and development. A better measure of cost of finding performance is over a five-year period. For the period 1988 through 1992, Anadarko's U.S. cost of finding was $4.46 per EEB compared to a U.S. industry average of $5.09 per EEB (Source: Arthur Andersen & Co.) Anadarko's worldwide finding cost for the same five-year period was $4.92 per EEB compared to an industry average of $5.32 per EEB (Source: Arthur Andersen & Co.). For the five-year period 1989 through 1993, Anadarko's U.S. finding cost was $4.16 per EEB and the Company's worldwide finding cost was $4.67 per EEB. Industry data for 1993 are not yet available.

PROVED RESERVES     At the end of 1993, Anadarko's proved energy reserves
totaled 391.1 MMEEBs compared to 368.0 MMEEBs at year-end 1992 and 336.5 MMEEBs at year-end 1991. Reserves increased in 1993 due to exploration and development drilling, improved recovery and acquisitions.

      The Company's natural gas reserves at year-end 1993 were 1.88 Tcf compared to 1.73 Tcf at year-end 1992 and 1.74 Tcf at year-end 1991. Anadarko's crude oil and natural gas liquids reserves at year-end 1993 were
78.5 MMBbls. This compares to 80.3 MMBbls at year-end 1992 and 45.8 MMBbls at year-end 1991.

      The increase in the Company's total reserves on an EEB basis in 1992 was due primarily to the acquisition of properties with estimated proved reserves of 60.6 Bcf of natural gas and 34.2 MMBbls of crude oil, condensate and natural gas liquids, or 44.4 MMEEBs. In addition, the Company increased its reserves of crude oil, condensate and NGLs through secondary recovery techniques and development drilling in existing fields.

      At December 31, 1993, the present value (discounted at 10 percent) of future net revenues from Anadarko's proved reserves, before income taxes, was $1.81 billion (stated in accordance with the regulations of the Securities and Exchange Commission and Financial Accounting Standards Board). Despite the increase in proved energy reserves and higher natural gas prices at year-end 1993, the estimated present value of future net revenues, before income taxes, remained comparable to that at year-end 1992 due primarily to lower oil prices at year-end 1993. (See Supplemental Information on Oil and Gas Exploration and Production Activities in the Consolidated Financial Statements.)

     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

ACQUISITIONS

      In 1993, Anadarko evaluated numerous potential acquisition opportunities
in both the United States and Canada.   By year-end, the Company closed 24
property transactions within core producing areas which included net reserves of 5.7 MMEEBs at a cost of $27.8 million or $4.90 per EEB. The acquisition cost per barrel does not include future investment costs of $8.3 million, which will be spent over the next few years to develop additional reserves from the properties.

      In June 1993, Anadarko acquired deep producing oil and gas properties and additional lease acres in the Hugoton area of southwest Kansas from Mesa Operating Limited Partnership for approximately $20 million. The purchase included proved reserves of about 3.7 MMEEBs and a 6-1/2 percent override interest in an additional 188,000 lease acres which are under a pre-existing farm-out arrangement with another company until 1999 when the undeveloped portion of the acreage will revert to Anadarko.

      In December 1992, Anadarko completed the largest acquisition in the Company's history when it purchased from Atlantic Richfield Company proved oil and gas properties with estimated reserves of 26.4 MMBbls of crude oil, condensate and NGLs and 53.4 Bcf of natural gas, or about 35.3 MMEEBs, for
about $190 million.   The purchase also included "deep" exploration rights on
54,000 gross (39,000 net) lease acres held by production.

      Over the past three years, Anadarko has acquired 51.6 MMEEBs of proved reserves at a cost of $238 million or $4.61 per EEB.

PRODUCING PROPERTIES AND LEASES

     The Company owns interests in 2,552 producing oil wells and 1,883 producing gas wells. The following schedule shows the number of developed and undeveloped acres in which Anadarko held interests at December 31, 1993.

ACREAGE                        Producing                 Undeveloped                     Total
                            ---------------            ----------------            ------------------
thousands                   Gross       Net            Gross       Net             Gross         Net
                            -----       ---            -----      -----            -----        -----
United States
  Onshore                   2,145       895            2,522        797            4,667        1,692
  Offshore                    165        40              439        200              604          240
                            -----       ---            -----      -----            -----        -----
  Total                     2,310       935            2,961        997            5,271        1,932

  Geothermal                   --        --              164        160              164          160

Canada                        136        59              105         72              241          131
Algeria                        --        --            5,135      2,567            5,135        2,567
Indonesia                      --        --            2,030        676            2,030          676

REGULATORY AND LEGISLATIVE DEVELOPMENTS

HUGOTON FIELD ALLOWABLE RULES In Kansas, where Anadarko has significant gas reserves and production capacity, the Kansas Corporation Commission (KCC) voted on December 3, 1993, to modify its basic proration order for the Hugoton Field, the largest dry gas reservoir in the United States. A written order was issued in February 1994. This order will change the formula currently used by the KCC to calculate field and unit allowables and will increase the portion of overall production allowables assigned to Anadarko's wells in the Hugoton Field. As a result of the order, Anadarko's share of the total field allowable will increase from its current level of about 12 percent to about 15 percent.

KANSAS AD VALOREM TAX     The Natural Gas Policy Act of 1978 (NGPA) allows a
"severance, production or similar" tax to be included as an add- on, over and above the maximum lawful price for natural gas. Based on a Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia, which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.

     On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales that were made on or after June 28, 1988. Based on Anadarko's interpretation of the FERC order, $130,000 (pretax) has been charged to income during 1993. Numerous parties have filed requests for rehearing at the FERC asking that the December 1, 1993, order be reconsidered and, accordingly, the Company is unable to predict the final outcome of this matter.

CAPITAL EXPENDITURES, LIQUIDITY AND LONG-TERM DEBT

CAPITAL EXPENDITURES     Anadarko's capital spending in 1993 totalled $264.5
million, which included $97.3 million for exploration, $77.7 million for development, $27.8 million for producing property acquisitions, $18.5 million for gas gathering and other operations and capitalized interest and overhead of $43.2 million. This compares to Anadarko's capital expenditures in 1992 of $359.9 million, which included $206 million in producing property acquisitions and $42.6 million of capitalized interest and overhead. Capital spending was $165.5 million in 1991, which included $4.2 million for producing property acquisitions and $41.9 million of capitalized interest and overhead.

      Capital spending for 1994 initially has been set at approximately $370 million, including $105 million for exploration, $142 million for development, $25 million for producing property acquisitions, $48 million for gas gathering and other operations and $50 million of capitalized interest and overhead.

      Historically the Company has based capital spending on anticipated cash flows, but certain portions of the capital spending budget have been financed from time to time. In addition, the Company's budget is adjusted periodically to reflect changes in market prices for oil and natural gas. The Company believes cash flows and existing credit facilities will be sufficient to meet capital and operating requirements during 1994.

LIQUIDITY AND LONG-TERM DEBT     Over the past three years, Anadarko has taken
several steps to strengthen its balance sheet and control interest costs. The Company has made significant efforts to secure fixed rate debt with longer term maturities at competitive rates when available in the financial markets.

      At year-end 1993, Anadarko's total debt was $542.5 million, down $104.7 million or 16 percent from total debt of $647.2 million at year-end 1992. This compares to total debt of $439.6 million at year-end 1991.

      In March 1993, Anadarko issued $100 million principal amount of 10-year
Notes with a coupon of 6 3/4%.   Net proceeds of the offering were used to
refinance a portion of the cost of the producing oil properties acquired by Anadarko in December 1992.

      In July 1993, Anadarko successfully converted 99.8 percent of the Company's outstanding $100 million principal amount of 6 1/4% Convertible Subordinated Debentures due 2014.

      Debentures in the principal amount of about $99.8 million were converted into about 2.9 million shares of Anadarko common stock. The remaining debentures were redeemed for a cash payment to debenture holders. With the newly issued shares, Anadarko's average number of common shares outstanding for 1993 was 57.2 million. The number of outstanding shares at year-end 1993 was
58.7 million.

      In October 1993, Anadarko issued $100 million principal amount of 10-year Notes with a coupon of 5 7/8%. Net proceeds from the offering were used to refinance outstanding borrowings under non-committed lines of credit and commercial paper incurred for general corporate purposes.

      In October 1993, Anadarko filed a shelf registration with the Securities and Exchange Commission that permits the issuance of up to $300 million in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricings of offerings of securities issued under the shelf registration are determined at the time of the offering. Anadarko has used similar shelf registrations since 1989 to provide added flexibility in financing strategies.

      In February 1992, Anadarko entered into a $250 million Revolving Credit Agreement with a group of commercial banks. The Agreement provides for a $75 million commitment reduction at the end of years three and four and expires in March 1997. This agreement replaced the Revolving Credit and Term Loan Agreement the Company entered into in June 1989. As of December 31, 1993 and 1992, there were no outstanding borrowings under this agreement.

      In May 1992, all of the $100 million principal amount of 8.95% Notes issued in May 1988 became due and were retired using existing floating rate credit facilities.

      Anadarko's net cash from operating activities in 1993 was $274 million compared to $172 million in 1992 and $160 million in 1991.

CHANGES IN ACCOUNTING PRINCIPLES

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS     Statement of Financial
Accounting Standards (SFAS) No. 106 focuses primarily on postretirement health care benefits. SFAS No. 106 changed the accounting treatment for these benefits from a "pay-as-you-go" basis to accrual of the expected costs of providing these benefits during the years the employee renders service.

      The Company chose to recognize the cumulative transition obligation as of January 1, 1993, as the effect of a change in accounting principle in the first quarter of 1993. The Company's cumulative transition obligation was approximately $19.8 million, resulting in a decrease to net income of about $9.7 million (17 cents per share) which is net of $5.4 million deferred income tax benefit. The 1993 cost under SFAS No. 106 was approximately $3.4 million. This compares to costs on the "pay-as-you-go" basis of about $453,000 in 1992 and $538,000 in 1991.

DEFERRED INCOME TAXES     SFAS No. 109 requires a change from the deferred
method of accounting for income taxes to the asset and liability method. SFAS No. 109 was adopted by the Company in the first quarter of 1993 and increased net income by $87.1 million ($1.52 per share).

      Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to those years in which the temporary differences between the financial statement carrying amounts and tax bases are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change was enacted.

      The Omnibus Budget Reconciliation Act of 1993, which was enacted in August 1993, raised the top corporate income tax rate from 34 to 35 percent retroactive to January 1, 1993. As a result, Anadarko recorded a charge to earnings of $11.2 million (20 cents per share) in the third quarter of 1993.

DIVIDENDS

      In 1993, Anadarko paid $17.2 million in dividends to its common stockholders (7.5 cents per share per quarter). The dividend amount was $16.6 million (7.5 cents per share per quarter) in 1992 and $16.5 million (7.5 cents per share per quarter) in 1991. Anadarko has paid a dividend continuously since becoming an independent company in 1986. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ANADARKO PETROLEUM CORPORATION

                                     INDEX

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----
Report of Management                                               29

Independent Auditors' Report                                       30

Statement of Income, Three Years Ended December 31, 1993           31

Balance Sheet, December 31, 1993 and 1992                          32

Statement of Stockholders' Equity, Three Years Ended
  December 31, 1993                                                33

Statement of Cash Flows, Three Years Ended December 31, 1993       34

Notes to Consolidated Financial Statements                         35

Supplemental Information on Oil and Gas Exploration
  and Production Activities                                        55

Supplemental Quarterly Information                                 64

                         ANADARKO PETROLEUM CORPORATION

                              REPORT OF MANAGEMENT


The management of Anadarko Petroleum Corporation is responsible for the preparation and integrity of all information contained in the accompanying consolidated financial statements. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgements and estimates.

Management maintains and relies on the Company's system of internal accounting controls. Although no system can ensure elimination of all errors and irregularities, this system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with manage-ment's authorization and accounting records are reliable as a basis for the preparation of financial statements. This system includes the selection and training of qualified personnel, an organizational structure providing appropriate delegation of authority and division of responsibility, the establishment of accounting and business policies for the Company and the conduct of internal audits.

The Board of Directors pursues its responsibility for the consolidated financial information through its Audit Committee, which is composed solely of directors who are not officers or employees of Anadarko. The Audit Committee recommends to the Board of Directors the selection of independent auditors and reviews their fee arrangements. The Audit Committee meets periodically with management, the internal auditors and the independent auditors to review that each is carrying out its responsibilities. The internal and independent auditors have full and free access to the Audit Committee to discuss auditing and financial reporting matters.

We believe that Anadarko's policies and procedures, including its system of internal accounting controls, provide reasonable assurance that the financial statements are prepared in accordance with the applicable securities laws.



{ROBERT J. ALLISON, JR.}

Robert J. Allison, Jr.
Chairman, President and
Chief Executive Officer



{MICHAEL E. ROSE}

Michael E. Rose
Senior Vice President and
Chief Financial Officer

                         ANADARKO PETROLEUM CORPORATION

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Form 10-K Annual Report. These consolidated finan-
cial statements are the responsibility of the Company's management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in notes 10 and 12 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, Accounting For Income Taxes, and No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, respectively, in 1993.


{KPMG PEAT MARWICK}

Houston, Texas
January 27, 1994

                         ANADARKO PETROLEUM CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME


YEARS ENDED DECEMBER 31                                           1993                1992              1991
                                                                --------            --------          --------
                                                                                    thousands
REVENUES
  Gas sales                                                     $310,576            $256,418          $212,311
  Oil and condensate sales                                       127,042              82,916            93,139
  Natural gas liquids and other                                   38,647              35,884            31,166
                                                                 -------             -------           -------
  Total                                                          476,265             375,218           336,616
                                                                 -------             -------           -------

COSTS AND EXPENSES
  Operating expenses                                              98,637              74,899            76,167
  Administrative and general                                      57,363              48,192            38,549
  Depreciation, depletion and
    amortization                                                 167,699             132,951           121,110
  Other taxes Note 9                                              41,497              30,583            27,763
  Provisions for impairments of
    international and geothermal
    properties  Note 3                                             7,000              21,000               ---
                                                                 -------             -------           -------
  Total                                                          372,196             307,625           263,589
                                                                 -------             -------           -------

  Operating Income                                               104,069              67,593            73,027
OTHER INCOME                                                       2,755                 718             2,404
                                                                 -------             -------           -------

  Gross Income                                                   106,824              68,311            75,431
INTEREST EXPENSE Notes 3 and 4                                    29,423              28,246            27,188
                                                                 -------             -------           -------

  Income before Income Taxes and Cumulative
    Effect of Changes in Accounting
    Principles                                                    77,401              40,065            48,243
INCOME TAXES Note 10
  Income taxes                                                    26,147              12,752            15,848
  Effect of change in income tax rate                             11,249                 ---               ---
                                                                 -------             -------           -------
  Total                                                           37,396              12,752            15,848
                                                                 -------             -------           -------

  Net Income before Cumulative Effect of
    Changes in Accounting Principles                              40,005              27,313            32,395
CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES Notes 10 and 12                           77,403                 ---               ---
                                                                 -------             -------           -------

NET INCOME                                                      $117,408            $ 27,313          $ 32,395
                                                                 =======             =======           =======

PER COMMON SHARE
  Net income before cumulative effect of
    changes in accounting principles                            $   0.70            $  0.49           $   0.59
  Cumulative effect of changes in
    accounting principles                                           1.35                ---                ---
  Net income                                                        2.05               0.49               0.59
                                                                 -------             ------            -------
  Dividends Note 5                                              $   0.30            $  0.30           $   0.30
                                                                 --------            ------            -------

AVERAGE NUMBER OF SHARES OUTSTANDING Note 5                       57,220             55,257             55,044
                                                                 -------             ------            -------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET

DECEMBER 31                                                                1993                  1992
                                                                        ----------            ----------
ASSETS                                                                             thousands
CURRENT ASSETS
  Cash and cash equivalents                                             $   17,799            $   14,833
  Accounts receivable                                                      110,486               111,435
  Inventories Note 2                                                         9,551                10,249
  Prepaid expenses                                                           3,025                 2,290
                                                                         ---------             ---------
  Total                                                                    140,861               138,807
                                                                         ---------             ---------
PROPERTIES AND EQUIPMENT
  Original cost                                                          3,266,825             3,030,633
  Less accumulated depreciation, depletion
    and amortization                                                     1,425,098             1,276,077
                                                                         ---------             ---------
  Net properties and equipment - based on
    the full cost method of accounting
    for oil and gas properties Note 3                                    1,841,727             1,754,556
                                                                         ---------             ---------
DEFERRED CHARGES                                                            40,198                11,604
                                                                         ---------             ---------

                                                                        $2,022,786            $1,904,967
                                                                         =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
    Trade and other                                                     $   92,311            $   75,159
    Bank                                                                    13,328                15,373
  Accrued expenses
    Interest                                                                 7,663                 5,637
    Taxes and other                                                         12,715                11,244
                                                                         ---------             ---------
  Total                                                                    126,017               107,413
                                                                         ---------             ---------
LONG-TERM DEBT  Note 4                                                     542,500               647,162
                                                                         ---------             ---------
DEFERRED CREDITS
  Deferred income taxes Note 10                                            424,293               478,636
  Other                                                                     65,810                14,861
                                                                         ---------             ---------
  Total                                                                    490,103               493,497
                                                                         ---------            ----------
STOCKHOLDERS' EQUITY
  Common stock, par value $0.10
    (200,000,000 shares authorized, 58,668,407
    and 55,311,251 shares issued and out-
    standing as of December 31, 1993
    and 1992, respectively)                                                  5,912                 5,580
  Preferred stock, par value $1.00
    (2,000,000 shares authorized, no shares
    issued as of December 31, 1993 and 1992)                                   ---                   ---
  Paid-in capital                                                          236,001               125,217
  Retained earnings (as of December 31, 1993
   $464,166,000 was not restricted as to
   the payment of dividends)                                               625,308               527,103
  Deferred compensation                                                     (3,055)                  ---
  Treasury stock (34,235 shares as of
    December 31, 1992)                                                         ---                (1,005)
                                                                         ---------              --------
  Total                                                                    864,166               656,895
                                                                         ---------             ---------
COMMITMENTS AND CONTINGENCIES Notes 8, 12 and 13
                                                                         ---------             ---------
                                                                        $2,022,786            $1,904,967
                                                                         =========             =========


          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



YEARS ENDED DECEMBER 31                                           1993                1992              1991
                                                                --------            --------          --------
                                                                                    thousands
COMMON STOCK
Balance at beginning of year                                    $  5,580            $  5,559          $  5,543
Exercise of stock options                                             21                   5                 9
Issuance of restricted stock                                          11                 ---               ---
Issued for employee savings plan                                       8                  16                 7
Conversion of 6 1/4% Debentures                                      292                 ---               ---
                                                                 -------             -------           -------
Balance at end of year                                             5,912               5,580             5,559
                                                                 -------             -------           -------

PAID-IN CAPITAL
Balance at beginning of year                                     125,217             120,095           115,970
Exercise of stock options, net of income
  tax effects                                                      4,248               1,502             2,426
Issuance of restricted stock                                       4,442                 ---                27
Issuance of stock for employee savings plan                        3,309               3,620             1,672
Conversion of 6 1/4% Debentures, net                              98,785                 ---               ---
                                                                 -------             -------           -------
Balance at end of year                                           236,001             125,217           120,095
                                                                 -------             -------           -------

RETAINED EARNINGS
Balance at beginning of year                                     527,103             520,234           504,969
Net income                                                       117,408              27,313            32,395
Foreign translation gains (losses)                                (1,701)             (3,799)              140
                                                                 -------             -------           -------

                                                                 642,810             543,748           537,504
Dividends paid                                                   (17,217)            (16,577)          (16,527)
Issuance of treasury stock                                          (285)                (68)             (743)
                                                                 -------             -------            ------
Balance at end of year                                           625,308             527,103           520,234
                                                                 -------             -------           -------

DEFERRED COMPENSATION
Balance at beginning of year                                         ---              (5,372)           (6,487)
Issuance of restricted stock                                      (4,522)                 (7)              (27)
Amortization of restricted stock                                   1,467               5,379             1,142
                                                                 -------             -------           -------
Balance at end of year                                            (3,055)                ---            (5,372)
                                                                 -------             -------           -------

TREASURY STOCK
Balance at beginning of year                                      (1,005)                ---            (2,026)
Issued for exercise of stock options                                 377                 ---               ---
Issuance of restricted stock                                          92                   5               ---
Issued to employee savings plan                                      981               1,858             4,357
Purchase of treasury stock                                          (445)             (2,868)           (2,331)
                                                                 -------             -------           -------
Balance at end of year                                               ---              (1,005)              ---
                                                                 -------             -------           -------

STOCKHOLDERS' EQUITY  Notes 5 and 6                             $864,166            $656,895          $640,516
                                                                 =======             =======           =======





          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION


                      CONSOLIDATED STATEMENT OF CASH FLOWS


YEARS ENDED DECEMBER 31                                                 1993             1992            1991
                                                                      ---------        --------        --------
                                                                                       thousands
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                            $ 117,408        $ 27,313        $ 32,395
Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation, depletion and amortization                              167,699         132,951         121,110
  Amortization of restricted stock                                        1,467           5,379           1,142
  Deferred income taxes                                                  35,126           5,373           9,696
  Cumulative effect of changes in
   accounting principles                                                (77,403)            ---             ---
  Provisions for impairments of international
   and geothermal properties                                              7,000          21,000             ---
                                                                        -------         -------         -------
                                                                        251,297         192,016         164,343
(Increase) decrease in accounts receivable                                  949         (32,187)         14,107
(Increase) decrease in inventories                                          698             184          (2,733)
Increase (decrease) in accounts payable - trade
  and other and accrued expenses                                         20,649           9,941         (16,433)
Other items - net                                                           681           1,659             688
                                                                       --------         -------         -------
Net cash from operating activities                                      274,274         171,613         159,972
                                                                       --------         -------         -------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to properties and equipment                                  (259,894)       (362,405)       (169,794)
Sales and retirements of properties and equipment                         4,824           3,084           7,453
                                                                       --------         -------         -------
Net cash used in investing activities                                  (255,070)       (359,321)       (162,341)
                                                                       --------         -------         -------

CASH FLOW FROM FINANCING ACTIVITIES
Additions to debt                                                       200,000         307,534         204,000
Retirements of debt                                                    (204,884)       (100,000)       (191,485)
Increase (decrease) in accounts payable, banks                           (2,045)         (6,733)          2,951
Dividends paid                                                          (17,217)        (16,577)        (16,527)
Issuance of common stock                                                  7,517           5,136           4,114
Issuance of treasury stock                                                1,165           1,795           3,614
Purchase of treasury stock                                                 (445)         (2,868)         (2,331)
                                                                       --------         -------         -------
Net cash from financing activities                                      (15,909)        188,287           4,336
                                                                       --------         -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (329)           (729)              8
                                                                       --------         -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                             2,966            (150)          1,975

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           14,833          14,983          13,008
                                                                       --------         -------         -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  17,799        $ 14,833        $ 14,983
                                                                       ========         =======         =======


          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



1. SUMMARY OF ACCOUNTING POLICIES

GENERAL Anadarko Petroleum Corporation is engaged in the exploration, development, production and marketing of gas, oil and natural gas liquids. The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are: Anadarko Gathering Company; Anadarko Marketing Company; Anadarko Trading Company; Anadarko Petroleum of Canada Ltd. (Anadarko Canada); and Anadarko Algeria Corporation (Anadarko Algeria).

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Anadarko and its subsidiaries. All significant intercompany transactions have been eliminated.

CHANGES IN ACCOUNTING PRINCIPLES   Effective January 1, 1993, Anadarko adopted
Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". See Notes 10 and 12.

REVENUES Natural gas revenues generally are recorded using the sales method, whereby the Company recognizes natural gas revenues based on the amount of gas sold to purchasers on its behalf. All other revenues also are recorded using the sales method.

HEDGING ACTIVITIES The Company periodically hedges gas sales in order to minimize the impact of gas price fluctuations for Anadarko and its customers. Gains or losses on these hedging activities are recognized in revenues for the periods to which the hedge relates.

PROPERTIES AND EQUIPMENT The Company uses the full cost method of accounting for exploration and development activities as defined by the United States Securities and Exchange Commission (SEC). Under this method of accounting, the costs for unsuccessful as well as successful exploration and development activities are capitalized as properties and equipment.

The sum of net capitalized costs and estimated future development and dismantlement costs is amortized using the unit-of-production method. Excluded from amounts subject to amortization are costs associated with unevaluated properties and major development projects. On a country-by-country basis, should the net capitalized costs exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be charged to current expense. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant oil and gas reserves are involved.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




1. SUMMARY OF ACCOUNTING POLICIES (Continued)


Unsuccessful geothermal exploration costs are charged to expense. All other properties and equipment are stated at original cost, which does not purport to represent replacement or market values.

ENVIRONMENTAL CONTINGENCIES     The Company accrues for environmental
contingencies when liabilities are likely to occur and reasonable estimates can be made. In accordance with full cost accounting rules, the Company provides for environmental clean-up costs associated with oil and gas activities as a component of its depreciation, depletion and amortization expense. Recoveries from third parties for environmental liabilities are not recognized unless collection is probable.

INTEREST CAPITALIZED The Company capitalizes interest on borrowed funds related to oil and gas expenditures which are not subject to amortization until completion of evaluation or development activities.

INCOME TAXES The Company, excluding Anadarko Canada, files a U.S. consolidated federal income tax return. Deferred federal and state income taxes are provided on all significant temporary differences, except for those that are essentially permanent in duration, between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS The financial statements of Anadarko Canada have been translated to U.S. dollars. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the year; resulting translation adjustments are made directly to a separate component of stockholders' equity. Transaction adjustments are reported in net income. Deferred federal income taxes have not been provided on translation adjustments because the unremitted earnings of Anadarko Canada are considered to be permanently invested.

CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS PAYABLE, BANKS This account represents credit balances to the extent that checks issued have not been presented to the Company's banks for payment.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



2. INVENTORIES

Inventories are stated at the lower of average cost or market. Natural gas liquids, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

thousands                                                        1993             1992
                                                                ------          -------
Materials and supplies                                          $8,226          $ 8,354
Natural gas liquids, stored in inventory                         1,325            1,895
                                                                 -----           ------
                                                                $9,551          $10,249
                                                                 -----           ------

3. PROPERTIES AND EQUIPMENT

A summary of the original cost of properties and equipment by classification follows:

thousands                                           1993                  1992
                                                 ----------            ----------
Oil and gas properties                           $3,123,271            $2,901,633
Plant facilities                                     23,361                18,980
Gathering facilities                                 55,793                49,401
General properties                                   64,400                60,619
                                                  ---------             ---------
                                                 $3,266,825            $3,030,633
                                                  ---------             ---------


Oil and gas properties are amortized using the unit-of-production method. All other properties are depreciated on the straight-line basis over the useful lives of the assets, which range from 3 to 25 years.

Oil and gas properties include costs of $180,933,000 and $117,362,000 at December 31, 1993 and 1992, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. Anadarko excludes all costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All excluded costs are reviewed quarterly to determine if impairment has occurred.

During 1993 and 1992, the Company made provisions for impairments of international properties of $6,500,000 and $21,000,000, respectively, which were related to oil and gas properties. These impairments were related to unsuccessful drilling or related activities in China, Yemen and various other international locations. During 1993, the Company made a provision for impairment of geothermal properties of $500,000.

Total interest costs incurred during 1993, 1992 and 1991 were $38,000,000, $36,620,000 and $36,829,000, respectively. Of these amounts, the Company capitalized $8,577,000, $8,374,000 and $9,641,000 during 1993, 1992 and 1991, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The capitalization rates are based on the Company's weighted average cost of borrowings used to finance the expenditures.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




4. LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

                                                                 PRINCIPAL
                                                       ---------------------------
thousands                                                1993               1992
                                                       --------           --------
Notes Payable, Banks, 3.44%*                           $142,500           $287,500
Commercial Paper                                            ---             59,662
8 3/4% Notes due 1998                                   100,000            100,000
8 1/4% Notes due 2001                                   100,000            100,000
6 3/4% Notes due 2003                                   100,000                ---
5 7/8% Notes due 2003                                   100,000                ---
6 1/4% Convertible Subordinated
  Debentures due 2014                                       ---            100,000
                                                        -------            -------
                                                       $542,500           $647,162
                                                        -------            -------

*The average rate in effect at December 31, 1993.


Anadarko has noncommitted lines of credit from several banks. The general provisions of these lines of credit provide for Anadarko to borrow funds for terms and rates offered from time to time by the banks. There are no fees associated with these lines of credit.

The Company has a commercial paper program which allows Anadarko to borrow funds by issuing notes to investors for terms of up to 270 days, at rates as offered.

As of December 31, 1992, approximately $110,000,000 of the Notes Payable, Banks were due in 1994. The remaining notes payable to banks and commercial paper in 1992 and the notes payable to banks in 1993 have been classified as long-term debt in accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced".

In February 1992, the Company entered into a $250,000,000 Revolving Credit Agreement with a group of 13 commercial banks. The Agreement provides for a $75,000,000 commitment reduction at the end of years three and four. Interest rates are based on either the reference rate, the rate for certificates of deposit, the Eurodollar rate or a combination thereof. The Agreement provides for commitment fees on the unused balances at a rate of 1/4 of 1%. The Agreement will expire in 1997. This Agreement replaced the Revolving Credit and Term Loan Agreement entered into in June 1989. During 1993 and 1992, there were no outstanding borrowings under these Agreements.

During 1993 and 1992, the Company had available $20,000,000 in a bank line of credit which was not used. The maximum interest rate for loans against the line was the reference rate of the bank. The line of credit is renewable annually, but may be withdrawn at any time by the bank. In 1993 and 1992, Anadarko maintained an average daily compensating balance of $1,000,000 for this line of credit.

In May 1992, all of the $100,000,000 principal amount of 8.95% Notes due 1992 became due and were retired using existing floating rate credit facilities.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



4.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS (continued)

In March 1993, Anadarko issued $100,000,000 principal amount of 6 3/4% Notes due 2003, which are noncallable. Net proceeds from the offering were used to refinance a portion of the debt related to the acquisition of producing properties in December 1992, which was funded using noncommitted lines of credit and commercial paper.

In June 1993, Anadarko called for redemption of its outstanding $100,000,000 principal amount of 6 1/4% Convertible Subordinated Debentures due 2014. Debentures in the principal amount of $99,778,000 were converted at a price of $34.20 per share into 2,917,276 shares of Anadarko common stock. The principal amount of $99,778,000 includes unamortized debt issuance costs, cash paid for fractional shares and forfeited interest expense for a net of $701,000. Debentures in the principal amount of $222,000 were redeemed for a total payment to debenture holders by the Company of $232,000 for principal, premium and interest. The cash portion of the redemption was funded through existing credit facilities.

In October 1993, Anadarko issued $100,000,000 principal amount of 5 7/8% Notes due 2003, which are noncallable. Net proceeds from the offering were used to refinance outstanding borrowings incurred for general corporate purposes using noncommitted lines of credit and commercial paper.

In October 1993, Anadarko filed a shelf registration with the SEC that permits the issuance of up to $300,000,000 in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration will be determined at the time of the offering. Anadarko has used similar shelf registrations since 1989 to provide added flexibility in financing strategies.

Total sinking fund and installment payments related to long-term debt for the five years ending December 31, 1998 are shown below. The payments related to the redemption of the notes payable to banks and commercial paper are included in the amounts shown in a manner consistent with the terms for repayment of the Revolving Credit Agreement.

       thousands
         1994                              $    ---
         1995                                   ---
         1996                                42,500
         1997                               100,000
         1998                              $100,000

The following information discloses the fair value of the Company's financial instruments:

                                                   Carrying Amount  Fair Value
thousands                                          ---------------  ----------
1993
Cash and cash equivalents                          $   17,799        $  17,799
Long-term debt                                        542,500          562,583
Deferred gas hedges
  Gain                                                  2,105            2,105
  Loss                                                   (607)            (607)

1992
Cash and cash equivalents                              14,833           14,833
Long-term debt                                        647,162          662,162
Deferred gas hedges
  Gain                                                  3,041            3,041
  Loss                                                $(2,373)         $(2,373)


CASH AND CASH EQUIVALENTS     The carrying amount reported on the balance sheet
approximates fair value.

LONG-TERM DEBT     The fair value of long-term debt at December 31, 1993 and
1992 is the value the Company would have to pay to retire the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices from Standard & Poor's Year-end Bond Guides and, where such quotes were not available, on the average rate in effect at year-end.


PRICE RISK MANAGEMENT      The Company periodically hedges gas sales in order
to reduce the risk caused by fluctuations in the price of natural gas. Deferred hedge gains and losses are currently comprised of swaps, futures and options with settlement dates through August 1994. In December 1993, the Company entered into a separate swap agreement for $27,254,000 in conjunction with a gas purchase agreement requiring prepayment for gas at a fixed price. The Company will make payments to a third party who financed the prepayment, based upon the index price specified in the contract. The settlement period is the first of each month effective April 1994 through March 1995. The carrying amounts reported on the balance sheet represent fair value at year-end.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





5. STOCK AND STOCK OPTIONS

Following is a schedule of the changes in the Company's shares of common stock:

                                                         1993                 1992                   1991
                                                      ----------           ----------             ----------
SHARES OF COMMON STOCK ISSUED
Beginning of year                                     55,345,486           55,139,158             54,983,910
Exercise of stock options                                213,054               50,031                 87,005
Issuance of restricted stock                             110,700                  ---                  1,050
Issuance of shares for employee
  savings plan                                            81,891              156,297                 67,193
Conversion of 6 1/4% Debentures                        2,917,276                  ---                    ---
                                                      ----------           ----------             ----------
End of year                                           58,668,407           55,345,486             55,139,158
                                                      ----------           ----------             ----------


                                                         1993                 1992                   1991
                                                      ----------           ----------             ----------
SHARES OF COMMON STOCK HELD
  IN TREASURY
Beginning of year                                         34,235                  ---                 55,794
Issuance of shares for exercise
  of stock options                                       (12,398)                 ---                    ---
Issuance of shares for employee
  savings plan                                           (30,746)             (62,654)              (136,311)
Issuance of restricted stock                              (3,150)                (184)                   ---
Purchase of treasury stock                                12,059               97,073                 80,517
                                                      ----------           ----------             ----------
End of year                                                  ---               34,235                    ---
                                                      ----------           ----------             ----------
SHARES OF COMMON STOCK OUTSTANDING
  AT END OF YEAR                                      58,668,407           55,311,251             55,139,158
                                                      ==========           ==========             ==========


In each quarter of 1993, 1992 and 1991, dividends of 7.5 cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $464,166,000 were not restricted as to the payment of dividends at December 31, 1993.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



5.  STOCK AND STOCK OPTIONS (continued)


During 1993, 1992 and 1991, the Company acquired treasury stock only as a result of stock option exercises or restricted stock transactions.

On October 28, 1993, the 1993 Stock Incentive Plan was adopted by the Company, subject to stockholder approval. Anadarko has four other stock option plans - the 1988 Stock Option Plan for Non-employee Directors, the 1987 Stock Option Plan, the 1986 Stock Option Plan and the Substitute Stock Option Plan - under which key employees and directors of the Company may be granted options to purchase shares of Anadarko common stock. In addition, the 1993 Stock Incentive Plan and the 1987 Stock Option Plan provide that up to 800,000 and 400,000 shares of common stock, respectively, which may be granted under the Plans, may be granted as restricted stock.

Incentive stock options and non-qualified stock options have a maximum term of ten years from the date of grant and are issued at the market value of Anadarko stock on the date of grant. The options vest over time and may be exercised no earlier than one year from the date of grant.

Unexercised stock options do not have a dilutive effect on earnings per common share. Information regarding the Company's stock option plans is summarized below:

                                                         1993                 1992               1991
                                                       ---------           ---------          ---------
SHARES UNDER OPTION
  AT BEGINNING OF YEAR                                 1,931,535           1,728,920          1,509,551
Granted                                                  540,350             280,500            308,300
Exercised*                                              (628,873)            (58,385)           (87,931)
Surrendered or expired                                   (24,000)            (19,500)            (1,000)
                                                       ---------           ---------           --------
SHARES UNDER OPTION AT END OF YEAR                     1,819,012           1,931,535          1,728,920
                                                       ---------           ---------          ---------
Option price range per share                              $16.60-             $14.65-            $14.65-
  at December 31                                          $47.00              $37.00             $37.00
                                                       ---------           ---------          ---------
Options exercisable at December 31                     1,213,737           1,533,135          1,248,070
                                                       ---------           ---------          ---------
Price range per share                                     $16.60-             $14.65-            $14.65-
  of options exercised                                    $37.00              $26.06             $26.06
                                                       ---------           ---------          ---------
SHARES AVAILABLE FOR FUTURE
  GRANT AT END OF YEAR                                 4,120,950             637,300            898,300
                                                       ---------           ---------          ---------

_______________
* Options exercised in excess of common stock issued relate to the plan provisions which allow the exercise of options with previously acquired shares.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

5.  STOCK AND STOCK OPTIONS  (continued)

The Company had a Restricted Stock Plan which covered 400,000 shares of common stock, all of which were granted in 1987 to certain key officers of the Company. Shares were subject to forfeiture restrictions and could not be sold, transferred or disposed of during the restriction period. The employees had all the rights of a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to such shares. The forfeiture restrictions lapsed as to ten percent of the shares granted on the date of stockholders' approval and lapsed as to an additional ten percent on each anniversary of the date of grant. In November 1992, all of the remaining forfeiture restrictions lapsed, due to an acceleration of vesting of benefits.

6. FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The following is an analysis of currency translation adjustments reflected in stockholders' equity:

thousands                                               1993            1992             1991
                                                      -------         -------           ------
Balance at beginning of year                          $(2,678)        $ 1,121           $  981
Current translation gains (losses)                     (1,701)         (3,799)             140
                                                       ------          ------            -----
Balance at end of year                                $(4,379)        $(2,678)          $1,121
                                                       ------          ------            -----

7. STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:

thousands                          1993      1992      1991
                                  -------   -------   -------
Interest                          $26,840   $27,224   $30,056
Income taxes                      $ 5,726   $12,064   $ 9,775

In July 1993, $99,778,000 principal amount of the 6 1/4% Convertible Subordinated Debentures due 2014 were converted into 2,917,276 shares of Anadarko common stock.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



8. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

During 1989, Anadarko Algeria, a wholly owned subsidiary of the Company, entered into an agreement with Sonatrach, the national oil and gas enterprise of Algeria. Sonatrach is the beneficial owner of 10.2 percent of the Company's common stock. The agreement gives Anadarko Algeria the right to explore for and produce liquid hydrocarbons in a 5.1-million acre area in Algeria, subject to the sharing of production with Sonatrach. The agreement provides for a commitment from Anadarko Algeria of over $100,000,000 of exploration costs (including the cost of certain assets) over a ten-year period, subject to certain provisions. Anadarko Algeria has obtained two partners to participate in the project and share in the exploration cost commitment. The Company believes that anticipated operating cash flows and existing credit facilities will be sufficient to meet its share of these costs. A total of approximately $72,408,000 related to exploration activities has been incurred by Anadarko Algeria, of which approximately $26,964,000 was incurred in 1993.

At the present time, political unrest continues in Algeria. The Company is closely monitoring the situation and is presently unable to predict with certainty the short-term effects it may have on activity planned for 1994. However, the situation has not had any material effect on the Company's operations or exploration activity in Algeria to date. The Company's activities in Algeria also are subject to the risks associated with foreign operations.

The Company purchases oil field services from a number of companies including Dresser Industries, Inc. and its affiliates and subsidiaries. The aggregate amount paid to Dresser Industries, Inc. and its affiliates and subsidiaries was approxi- mately $641,000 in 1993, $3,256,000 in 1992 and $3,352,000 in 1991.
James L. Bryan, a director of the Company, is Senior Vice President Operations of Dresser Industries, Inc.

Approximately $155,000 and $81,000 was paid to L. G. Barcus and Sons, Inc. during 1993 and 1992, respectively, for consulting fees concerning the construction of facilities for the Company in 1993. Larry Barcus, a director of the Company, is the Chairman of L. G. Barcus and Sons, Inc., a general contractor with operations nationwide.

The Company's natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. Natural gas liquids are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Canada and Mexico. The majority of the Company's receivables are paid within two months following the month of purchase.

The Company generally performs a credit analysis of customers prior to making any sales to new customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



8.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS (Continued)


In 1993, sales to CNG Transmission Corporation and its subsidiaries were $75,378,000 (of which $60,191,000 were to East Ohio Gas Company, a wholly owned subsidiary of CNG) and sales to Indiana Gas Company Incorporated were $65,754,000, each of which accounted for more than ten percent of the Company's total revenues. In 1992, sales to CNG Transmission Corporation and its subsidiaries were $42,570,000 (of which $36,715,000 were to East Ohio Gas Company) and sales to Indiana Gas Company Incorporated were $39,869,000, each of which accounted for more than ten percent of the Company's total revenues. In 1991, sales to Phibro Energy, Inc. were $33,857,000, which was more than ten percent of the Company's total revenues.

9. OTHER TAXES

Significant taxes other than income taxes are as follows:

thousands                                   1993             1992             1991
                                           -------          -------          -------
Production and severance                   $22,049          $15,945          $14,226
Ad valorem                                  15,679           11,166           10,670
Payroll and other                            3,769            3,472            2,867
                                            ------           ------           ------
Total                                      $41,497          $30,583          $27,763
                                            ------           ------           ------

10. INCOME TAXES

SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under the new method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to those years in which the temporary differences between financial statement carrying amounts and tax bases are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted. The cumulative effect of adopting SFAS No. 109 in the first quarter of 1993 was an increase to net income of $87,071,000.

Under the deferred method of accounting for income taxes which was applied in 1992 and prior years, deferred income taxes applicable to each year's net timing differences were provided based on the tax rates in effect during that year and no adjustments were made to the deferred income tax liability amounts for subsequent changes in tax rates.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



10.  INCOME TAXES  (Continued)


Income tax expense, including deferred amounts, is summarized as follows:

thousands                                     1993                1992             1991
                                             -------            -------          -------
CURRENT
Federal                                      $ 1,469            $ 5,874          $ 4,590
Foreign                                          766                891            1,121
State                                             35                614              441
                                              ------             ------           ------
Total                                          2,270              7,379            6,152
                                              ------             ------           ------

DEFERRED
Federal                                       22,925              4,530            9,324
Adjustment to the deferred
  tax liabilities and assets
  at the enactment date for
  the change in the corporate
  income tax rate                             11,249                ---              ---
Foreign                                         (141)               500             (577)
State                                          1,093                343              949
                                              ------             ------           ------
Total                                         35,126              5,373            9,696
                                              ------             ------           ------
Total income taxes allocated
  to income before income
  taxes and cumulative effect
  of changes in accounting
  principles                                 $37,396            $12,752          $15,848
                                              ======             ======           ======

The Company's current federal income tax expense has been determined under the alternative minimum tax system.

The Omnibus Budget Reconciliation Act of 1993, which was enacted in August 1993, raised the top corporate income tax rate from 34 to 35 percent retroactive to January 1, 1993. As a result, Anadarko recorded a charge to 1993 earnings of $11,249,000. The tax benefit of compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders' equity. For the current year, the tax benefit amounted to $2,743,000.

Total income taxes were different than the amounts computed by applying the statutory income tax rate to Income before Income Taxes and Cumulative Effect of Changes in Accounting Principles. The sources of these differences are as follows:

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


10.  INCOME TAXES  (Continued)


thousands                                               1993              1992            1991
                                                       -------           -------         -------
Income before Income Taxes
 and Cumulative Effect of Changes
 in Accounting Principles
    Domestic                                           $77,059           $36,652         $46,007
    Foreign                                                342             3,413           2,236
                                                        ------            ------          ------
    Total                                              $77,401           $40,065         $48,243
                                                        ------            ------          ------
Statutory tax rate                                          35%               34%             34%
Tax computed at
  statutory tax rate                                   $27,090           $13,622         $16,403
Adjustments resulting from:
  State income taxes (net
   of federal income tax benefit)                          733               632             917
  Section 29 credit                                       (718)           (1,221)            ---
  Adjustment to the beginning
    of year deferred tax liabili-
     ties and assets for the
     change in the corporate
     income tax rate                                    10,741               ---             ---
  Other - net                                             (450)             (281)         (1,472)
                                                        ------             -----          ------
Total income taxes                                     $37,396           $12,752         $15,848
                                                        ------            ------          ------
Effective tax rate                                          48%               32%             33%
                                                        ------            ------          ------


The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 1993 are as follows:

thousands
Oil and gas exploration and development costs          $449,859
Other                                                    12,382
                                                        -------
Gross deferred tax liabilities                          462,241
                                                        -------

Alternative minimum tax credit carryforward             (22,691)
Other                                                   (15,257)
                                                        -------
Gross deferred tax assets                               (37,948)
                                                        -------

Net deferred tax liabilities                           $424,293
                                                        =======

The Company has determined that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


10.  INCOME TAXES  (Continued)


Deferred income tax expense for the years ended December 31, 1992 and 1991, resulted from timing differences in the recognition of revenue and expense for tax and financial accounting purposes. The source of these differences is as follows:

thousands                                         1992           1991
                                                 -------        ------
Oil and gas exploration and
  development costs                                $(1,326)      $9,293
Depreciation                                           (41)       3,504
Net operating loss utilized (generated)              1,688         (943)
Investment tax credit utilized                       1,734        1,731
Alternative minimum tax credit
   (carryforward)                                    2,303       (6,192)
Other                                                1,015        2,303
                                                   -------       ------
Total deferred income taxes                        $ 5,373       $9,696
                                                   -------       ------


Deferred income taxes have not been recognized on the excess of the financial statement carrying amount over the tax basis of the Company's investment in Anadarko Canada. The excess, approximately $33,000,000 at December 31, 1993, consists primarily of undistributed earnings which have been reinvested indefinitely as part of the subsidiary's ongoing business. Should circumstances change and it become apparent that this temporary difference is no longer essentially permanent in duration, the Company will recognize as an expense at that time the appropriate amount of deferred income taxes. However, it is impracticable to estimate the amount of such taxes at this time.

Alternative minimum tax, unreduced by investment tax credit utilization, can be carried forward indefinitely as a credit against regular tax liability. The alternative minimum tax credit generated in 1993 has reduced deferred federal income tax expense. To the extent the cumulative remaining carryforward is utilized against future income taxes, accumulated deferred income taxes will be restored at the then current rate.

Net operating loss and alternative minimum tax credit carryforwards at December 31, 1993, which are available for future utilization on federal income tax returns, are as follows:

                                                           Alternative
                                          Regular            Minimum
thousands                                   Tax                Tax               Expiration
                                          -------          -----------           ----------
Net operating loss                        $ 1,900          $  386                 1998-2008
Alternative minimum tax
 credit                                   $23,100          $  ---                 Unlimited

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



11. LEASE COMMITMENTS

The Company has various commitments under non-cancelable operating lease agreements for buildings, facilities, and equipment, the majority of which expire at various dates through 2003. The leases are expected to be renewed or replaced as they expire. At December 31, 1993, future minimum rental payments due under operating leases are as follows:

thousands
1994                                                $ 8,946
1995                                                  7,865
1996                                                  7,623
1997                                                  7,326
1998                                                  7,316
Later years                                          25,604
                                                     ------
Total minimum lease payments                        $64,680
                                                     ------

Total rental expense amounted to $9,207,000, $8,212,000 and $6,129,000 in 1993,
1992 and 1991, respectively.


12. PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLANS The Company has a non-contributory defined benefit pension plan covering all permanent employees, except certain employees in foreign countries. The benefits for this plan are based primarily on years of service and pay near retirement. Plan assets consist principally of fixed income investments and equity securities. The Company funds the plan with annual contributions as determined in accordance with the Employee Retirement Income Security Act of 1974 and Internal Revenue Code limitations.

During 1992, the plan was amended to increase the percent of average compensation returned in benefit payments, which increased the actuarial liability by $3,920,000. In addition, the plan was automatically updated in 1992 to reflect cost-of-living increases to the Internal Revenue Code (IRC)
Section 415 limit on benefits and the IRC Section 401(a)(27) limit on considered compensation, which increased the actuarial liability by $100,000.

During 1991, the plan was amended and restated effective January 1, 1989 to comply with new non-discrimination regulations, IRC Sections 401(a)(4) and 401(1). This redesign increased the actuarial liability by $490,000. In addition, the plan was automatically updated in 1991 to reflect cost-of-living increases to the IRC Section 415 limit on benefits and the IRC Section 401(a)(27) limit on considered compensation, which increased the actuarial liability by $300,000.

The Company has an equalization plan to ensure payments to certain executive officers of amounts to which they are already entitled under the provisions of the pension plan, but which are subject to limitations imposed by federal tax laws. This plan is unfunded; however, the Company has purchased life insurance policies to supplement its contractual obligations.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



12.  PENSION PLANS (Continued)


In addition, the Company has a pension plan for non-employee directors, which is unfunded.

The 1993, 1992 and 1991 pension cost related to these plans includes the following components:

thousands                                                  1993               1992             1991
                                                         -------             ------           ------
Service costs-benefits earned in
  the period                                             $2,785              $2,357           $1,733
Interest cost on projected benefit
  obligation                                              2,612               2,394            1,835
Actual return on plan assets                             (3,493)             (2,589)          (5,046)
Amortization values and deferrals                           (71)               (821)           1,552
                                                          -----               -----            -----
Pension cost                                             $1,833              $1,341           $   74
                                                          -----               -----            -----


The Company had an additional minimum liability of $947,000 and $1,241,000 at December 31, 1993 and 1992, respectively, which represents the difference between the unfunded accumulated benefit obligation and the accrued pension cost related to the equalization plan. This liability was offset by an intangible asset of an equal amount.

The funded status of the plans at December 31, 1993 and 1992 is as follows:

                                                     ASSETS EXCEED               ACCUMULATED
                                                      ACCUMULATED              BENEFITS EXCEED
                                                       BENEFITS                     ASSETS
thousands                                              (FUNDED)                  (UNFUNDED)
                                                     -------------             ---------------
1993
Actuarial present value of:
   Vested benefit obligation                            $23,045                     $ 1,632
   Accumulated benefit obligation                        27,908                       2,178
   Projected benefit obligation                          38,173                       2,863
Plan assets at market value                              44,715                         ---
Projected benefit obligation less
  than (in excess of) plan assets                         6,542                      (2,863)
   Unrecognized initial asset                            (6,251)                        ---
   Unrecognized (gain) loss                                (641)                        798
   Unrecognized prior service cost                        3,524                         753
   Adjustment required to recognize
     additional minimum liability                           ---                        (947)
                                                         ------                      ------
Prepaid (accrued) pension cost                          $ 3,174                     $(2,259)
                                                         ------                      ------

                         ANADARKO PETROLEUM CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


12.  PENSION PLANS (continued)


                                                     ASSETS EXCEED               ACCUMULATED
                                                      ACCUMULATED              BENEFITS EXCEED
                                                       BENEFITS                     ASSETS
thousands                                              (FUNDED)                   (UNFUNDED)
                                                     -------------             ---------------
1992
Actuarial present value of:
   Vested benefit obligation                            $17,170                    $ 1,456
   Accumulated benefit obligation                        20,653                      1,913
   Projected benefit obligation                          29,965                      2,765
   Plan assets at market value                           42,099                         --
   Projected benefit obligation
     less than (in excess of)
    plan assets                                          12,134                     (2,765)
   Unrecognized initial asset                            (6,778)                        --
   Unrecognized (gain) loss                              (5,045)                     1,146
   Unrecognized prior service cost                        3,989                        867
   Adjustment required to recognize
    additional minimum liability                            ---                     (1,241)
                                                         ------                     ------
Prepaid (accrued) pension cost                          $ 4,300                    $(1,993)
                                                         ------                     ------



The Company's assumptions used as of December 31 in determining the pension cost and pension liability were as follows:

percent                                     1993          1992        1991
                                            ----          ----        ----
Discount rate                               7.25          8.25         7.8
Rates of increase in compensation
  levels                                     5.0           6.0         6.0
Long-term rate of return on
  plan assets                                8.0           9.0         9.0


EMPLOYEE SAVINGS PLAN The Company has an employee savings plan (ESP) which is a defined contribution plan. The Company matches a portion of employees' contributions with shares of the Company's common stock. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $3,426,000, $2,842,000, and $2,841,000 during 1993, 1992 and 1991, respectively.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




12.  PENSION PLANS  (Continued)

OTHER POSTRETIREMENT BENEFITS As of January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company recognized the cumulative transition obligation of $19,767,000 as the effect of an accounting change in the first quarter of 1993, resulting in a decrease to net income of $9,668,000 (net of $5,416,000 deferred income tax benefit). For the years ended December 31, 1992 and 1991, the Company recognized postretirement benefit costs other than pensions as incurred. As a result, the amounts recognized as expense in prior years are not comparable.

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees, including employees in foreign countries, may become eligible for these benefits if they reach retirement age while working for the Company. These benefits and similar benefits for active employees are provided through contributory and non-contributory trusteed benefit plans.

Health care benefits are funded by contributions from the Company and its employees, with retiree contributions adjusted per the provisions of the Company's health care plans. The Company's current policy is to fund the cost of postretirement health care benefits on a pay-as-you-go basis. The Company's retiree life insurance plan is noncontributory and is currently fully funded through insurance premiums paid by the Company.

The following table sets forth the Company's postretirement benefits other than pension combined liability as of December 31, 1993:

thousands
Accumulated postretirement
  benefit obligation
Retirees                                            $10,038
Fully eligible active
  plan participants                                   4,004
Other active plan participants                       11,961
                                                     ------
Total                                                26,003

Plan assets at fair value                             3,326
                                                     ------

Accumulated postretirement benefit
   obligation in excess of plan assets              $22,677
                                                     ======

The Company charges postretirement benefits other than pensions as accrued, based on actuarial calculations for each plan.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ENDED DECEMBER 31, 1993, 1992 AND 1991


12.  PENSION PLANS  (Continued)

OTHER POSTRETIREMENT BENEFITS (continued)

The net annual cost for postretirement benefits other than pensions for 1993 included the following components:

thousands
Transition obligation                               $19,767
Service cost-benefits earned
   during the period                                  1,520
Interest cost on accumulated
   obligation                                         1,895
Actual return on plan assets                           (281)
                                                     ------

Net postretirement benefit cost                     $22,901
                                                     ======


The Company's assumptions used as of December 31 in determining postretirement benefits other than pension cost and the accumulated benefit obligation were as follows:

percent                                 1993                 1992
                                       -------              -------
Discount rate                            7.25                 8.25
Rates of increase in
  compensation levels                    5.0                  6.0
Medical cost trend rate                15.0-5.0             18.0-5.5


The medical cost trend rate for the health care plans starts at the maximum rate for the current year and is gradually reduced to the ultimate rate for 2002 and later years. A change in the medical cost trend rate of one percent would change the annual cost (excluding the transition obligation) in 1993 by approximately $595,000.

Retiree life insurance expense was $78,000 and $172,000 for 1992 and 1991, respectively. The cost of providing health care benefits for 129 retirees in 1992 and 127 retirees in 1991 was $375,000 and $366,000, respectively.

13. CONTINGENCIES

ENVIRONMENTAL PROTECTION AGENCY   In January 1994, the Company received a
Special Notice for Remedial Design/Remedial Action from the Environmental Protection Agency (EPA) in connection with the disposal of oil and gas exploration and production wastes at the PAB Oil Superfund site ("the Site") at Abbeville, Louisiana. The Company had previously received a Notice of Potential Liability from the EPA as one of the potentially responsible parties
(PRP) in connection with this Site. In the Notice of Potential Liability, the EPA attributed 40 barrels of waste to the Company which was disposed of by a third party contractor on behalf of the Company.

                         ANADARKO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ENDED DECEMBER 31, 1993, 1992 AND 1991


13.  CONTINGENCIES  (Continued)

ENVIRONMENTAL PROTECTION AGENCY (Continued)

Pursuant to the Special Notice, the EPA shall attempt to negotiate reimbursement of the EPA's past and future costs, among other things, and pursue settlement with PRPs who may have contributed only a minor portion of the hazardous substances at the Site (a de minimis party). The EPA has determined that parties who contributed less than 400 barrels of waste to the Site are de minimis parties and are entitled to a de minimis settlement of their liability at the Site. Enclosed with the Special Notice was a report which summarized the information in the EPA's possession regarding the amount of waste disposed at the Site by individual PRPs. According to the report, the amount of waste disposed of on behalf of the Company has not been determined and Anadarko is not being offered a de minimis settlement. After further investigation, the Company believes it should be entitled to a de minimis settlement and has made a request to the EPA to participate in the de minimis settlement.


On December 17, 1993, the Company received a notice from the Department of Justice in the State of California indicating that the Company may be a PRP for the study, cleanup and closure of the waste facility owned by Geothermal, Inc. in Middletown, California (the "GI site"). Anadarko's records indicate the disposal of a limited number of barrels of drilling mud at the GI site in 1982. Based on the amount and toxicity of the waste the Company sent to the GI site, the Company believes it will not incur any material liability in connection with the GI site.

As part of the 1992 acquisition of properties from Atlantic Richfield Company
(ARCO), the Company conducted an extensive environmental audit of the acquired properties. To the extent that significant environmental problems were found to exist during the audit, ARCO had contractually agreed, with certain limitations, to correct such problems or take back the affected properties and refund the pro rata share of the purchase price attributable to the properties pursuant to the terms of the underlying asset purchase and sale agreement. Negotiations are currently being conducted to determine compensation due the Company from ARCO for certain environmental conditions which have been found on the properties.

                         ANADARKO PETROLEUM CORPORATION

 SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
                                  (Unaudited)



OIL AND GAS PRODUCTION

The following is historical revenue and cost information relating to the Company's oil and gas operations.

Excluded from amounts subject to amortization as of December 31, 1993 and 1992 were $180,933,000 and $117,362,000, respectively, of costs associated with unevaluated properties and major development projects. The majority of the evaluation activities are expected to be completed in five years.

COSTS EXCLUDED FROM AMORTIZATION

                                                     YEAR COSTS INCURRED                      EXCLUDED
                                    -------------------------------------------------         COSTS AT
                                     PRIOR                                                    DEC. 31,
thousands                            YEARS           1991          1992         1993            1993
                                    -------        -------       -------      -------         --------
Property acquisition                $10,107        $ 9,543       $ 8,753      $34,936         $ 63,339
Exploration                          14,844         17,793        22,669       45,757          101,063
Capitalized interest                  1,616          2,693         3,364        8,858           16,531
                                    -------        -------       -------      -------         --------

Total                               $26,567        $30,029       $34,786      $89,551         $180,933
                                    -------        -------       -------      -------         --------


CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

thousands                                      1993                  1992
                                            ----------             ----------
UNITED STATES
Capitalized
  Unproved properties                       $   97,694             $   74,081
  Proved properties                          2,857,110              2,688,577
  Plant facilities                              23,361                 18,980
                                            ----------             ----------
                                             2,978,165              2,781,638
Accumulated depreciation,
  depletion and amortization                 1,356,800              1,216,178
                                            ----------             ----------
Net capitalized costs                        1,621,365              1,565,460
                                            ----------             ----------
CANADA
Capitalized
Unproved properties                              4,425                  4,909
Proved properties                               86,586                 82,194
                                            ----------             ----------
                                                91,011                 87,103
Accumulated depreciation,
  depletion and amortization                    42,288                 35,719
                                            ----------             ----------
Net capitalized costs                           48,723                 51,384
                                            ----------             ----------
ALGERIA AND OTHER OVERSEAS
Capitalized
  Unproved properties                           77,456                 51,872
                                            ----------             ----------
TOTAL
Capitalized
  Unproved properties                          179,575                130,862
  Proved properties                          2,943,696              2,770,771
Plant facilities                                23,361                 18,980
                                            ----------             ----------
                                             3,146,632              2,920,613
Accumulated depreciation,
  depletion and amortization                 1,399,088              1,251,897
                                            ----------             ----------
Net capitalized costs                       $1,747,544             $1,668,716
                                            ----------             ----------

                         ANADARKO PETROLEUM CORPORATION

 SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
                                  (Unaudited)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

thousands                                     1993                   1992                  1991
                                            --------               --------               -------
UNITED STATES
Capitalized
Property acquisition
  Exploration                               $ 15,637               $ 11,955               $17,389
  Development                                 27,806                205,977                 4,033
Exploration                                   84,457                 47,073                56,245
Development                                   80,122                 34,923                52,632
                                             -------                -------               -------
                                             208,022                299,928               130,299
                                             -------                -------               -------
CANADA
Capitalized
Property acquisition
  Exploration                                    273                    594                   494
  Development                                    ---                     31                   131
Exploration                                    2,665                  2,491                 2,847
Development                                    2,561                  3,853                 1,926
                                             -------                -------                ------
                                               5,499                  6,969                 5,398
                                             -------                -------                ------
ALGERIA AND OTHER OVERSEAS
Capitalized
Property acquisition
  Exploration                                    ---                    125                   ---
Exploration                                   32,898                 35,487                20,085
                                             -------                -------                ------
                                              32,898                 35,612                20,085
                                             -------                -------                ------
TOTAL
Capitalized
Property acquisition
  Exploration                                 15,910                 12,674                17,883
  Development                                 27,806                206,008                 4,164
Exploration                                  120,020                 85,051                79,177
Development                                   82,683                 38,776                54,558
                                             -------                -------               -------
                                            $246,419               $342,509              $155,782
                                             -------                -------               -------

                         ANADARKO PETROLEUM CORPORATION

 SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
                                  (Unaudited)



RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following schedule includes only the revenues from the production and sale of gas, oil, condensate and natural gas liquids (NGLs). Revenues from gas marketing and gas gathering are excluded. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas production.

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

thousands                                                           1993            1992             1991
                                                                  --------         --------        --------
UNITED STATES
Net revenues from production
  Gas sold to consolidated affiliates                             $250,907         $199,820        $132,267
  Other sales of gas, oil and NGLs                                 206,961          150,533         181,459
                                                                   -------          -------         -------
                                                                   457,868          350,353         313,726
Production (lifting) costs                                         119,832           84,304          82,957
Depreciation, depletion and amortization*                          154,450          122,961         111,820
                                                                   -------          -------         -------
                                                                   183,586          143,088         118,949
Income tax expense                                                  66,928           51,832          43,459
                                                                   -------          -------         -------
Results of operations                                              116,658           91,256          75,490
                                                                   -------          -------         -------
*DD&A rate per net equivalent barrel                              $   4.26         $   4.06        $   3.91
                                                                   -------          -------         -------
CANADA
Net revenues from production
  Other sales of gas, oil and NGLs                                  13,945           15,138          15,747
Production (lifting) costs                                           5,611            6,593           6,511
Depreciation, depletion and amortization*                            6,110            4,664           4,859
                                                                   -------          -------         -------
                                                                     2,224            3,881           4,377
Income tax expense                                                     580            1,438           1,479
                                                                   -------          -------         -------
Results of operations                                                1,644            2,443           2,898
                                                                   -------          -------         -------
*DD&A rate per net equivalent barrel                              $   4.92         $   3.72        $   3.50
                                                                   -------          -------         -------
TOTAL
Net revenues from production
  Gas sold to consolidated affiliates                              250,907          199,820         132,267
  Other sales of gas, oil and NGLs                                 220,906          165,671         197,206
                                                                   -------          -------         -------
                                                                   471,813          365,491         329,473
Production (lifting) costs                                         125,443           90,897          89,468
Depreciation, depletion and amortization                           160,560          127,625         116,679
                                                                   -------          -------         -------
                                                                   185,810          146,969         123,326
Income tax expense                                                  67,508           53,270          44,938
                                                                   -------          -------         -------
Results of operations                                             $118,302         $ 93,699        $ 78,388
                                                                   -------          -------         -------

                         ANADARKO PETROLEUM CORPORATION

 SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
                                  (Unaudited)



OIL AND GAS RESERVES

The following table shows estimates prepared by the Company's engineers of proved reserves and proved developed reserves, net of royalty interests, of gas, oil, condensate and NGLs owned at year-end and changes in proved reserves during the last three years. Volumes for natural gas are in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch and volumes for oil, condensate and NGLs are in millions of barrels (MMBbls). Total volumes are in millions of energy equivalent barrels (MMEEBs). For this computation, one barrel is the equivalent of six thousand cubic feet.

The Company's reserve additions in 1993 came primarily from exploration and development drilling and improved recovery. Reserve revisions for 1993 included an increase of about 60 Bcf to reflect a portion of the effect of the Kansas Corporation Commission order which increased production allowables in the Hugoton Field. This was offset by a modest downward revision to prior estimates of oil and condensate reserves due to weak oil prices at year-end 1993.

The Company's reserve additions in 1992 included the purchase of oil and gas properties from Atlantic Richfield Company. This acquisition added 26.4 MMBbls of crude oil, condensate and NGLs and 53.4 Bcf of natural gas, or about 35 million energy equivalent barrels.

The Company's reserve additions for 1991 included an increase of 120 Bcf of gas in the Hugoton Field of Kansas. Anadarko began an infill drilling program in the Hugoton Field in 1987 and had invested $36,000,000 as of year-end 1991 to drill 267 wells. The increase in proved reserves in 1991 reflects the additional drainage area these infill wells will deplete. With a drilling program of this type in a reservoir with multiple pay zones, it usually takes several years of drilling and analysis to gain sufficient reservoir and well performance data to support a reserve increase. Using a three-dimensional reservoir modeling system for the Hugoton Field, which the Company began to develop in 1985, the Company was able to quantify this increase in proved reserves.

Anadarko also had a net reserve increase of 11 MMBbls of NGLs in 1991. This increase is primarily associated with the Company's purchase of a significant plant and pipeline system in late 1990. Improvement modifications were made to the gas processing plant in 1991 that will yield additional recovery of NGLs reserves to the Company.

Beginning in 1991, NGLs are included with oil and condensate reserves, and the associated shrinkage has been deducted from the gas reserves. Previously, these gas reserves were reported on a wet basis.

The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                         ANADARKO PETROLEUM CORPORATION

 SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
                                  (Unaudited)




OIL AND GAS RESERVES (continued)

                                      NATURAL GAS                 OIL, CONDENSATE AND NGLS                  TOTAL
                                         (BCF)                            (MMBBLS)                         (MMEEBS)
                             ---------------------------      -------------------------------    -----------------------------
                              U.S.       CANADA    TOTAL      U.S.       CANADA         TOTAL    U.S.      CANADA        TOTAL
                             -----       ------    -----      ----       ------         -----    ----      ------        -----
PROVED RESERVES

DECEMBER 31, 1990             1,650        54      1,704      27.7          4.9          32.6    302.8       13.8         316.6
 Revisions of prior
   estimates                     34        (5)        29       4.7          0.1           4.8     10.4       (0.8)          9.6
 Extensions, discoveries
   and other additions          139        --        139      16.1          0.5          16.6     39.1        0.7          39.8
 Improved recovery                5        --          5      (2.3)         0.3          (2.0)    (1.5)       0.3          (1.2)
 Purchases in place               5        --          5       0.8           --           0.8      1.6         --           1.6
 Production                    (134)       (4)      (138      (6.2)        (0.8)         (7.0)   (28.5)      (1.4)        (29.9)
                              -----        --      -----       ---          ---          ----    -----       ----         -----
DECEMBER 31, 1991             1,699        45      1,744      40.8          5.0          45.8    323.9       12.6         336.5
 Revisions of prior
   estimates                     31        (6)        25       4.7         (1.2)          3.5      9.9       (2.3)          7.6
 Extensions, discoveries
   and other additions           41        --         41       1.5          0.3           1.8      8.3        0.3           8.6
 Improved recovery                3        --          3       2.1           --           2.1      2.7         --           2.7
 Purchases in place              61        --         61      34.2           --          34.2     44.3         --          44.3
 Sales in Place                  (1)       --         (1        --           --            --     (0.1)        --          (0.1)
 Production                    (144)       (3)      (147      (6.3)        (0.8)         (7.1)   (30.3)      (1.3)        (31.6)
                               ----        --      -----      ----          ---          ----    -----       ----         -----
DECEMBER 31, 1992             1,690        36      1,726      77.0          3.3          80.3    358.7        9.3         368.0
 Revisions of prior
  estimates                      59        --         59    (11.5)          0.2         (11.3)    (1.7)       0.1          (1.6)
 Extensions, discoveries
  and other additions           220         6        226       8.6           --           8.6     45.3        1.2          46.5
 Improved recovery               13        --         13       7.3          0.6           7.9      9.4        0.6          10.0
 Purchases in place              13        --         13       3.5           --           3.5      5.7         --           5.7
 Sales in place                 ---        --        ---        --           --            --       --         --            --
 Production                    (159)       (3)      (162      (9.8)        (0.7)        (10.5)   (36.3)      (1.2)        (37.5)
                              -----        --      -----      ----         ----         -----    -----       ----         -----
DECEMBER 31, 1993             1,836        39      1,875      75.1          3.4          78.5    381.1       10.0         391.1
                              -----        --      -----      ----         ----         -----    -----       ----         -----
PROVED DEVELOPED RESERVES
December 31, 1990             1,602        54      1,656      27.6          4.9          32.5    294.7       13.8         308.5
December 31, 1991             1,676        45      1,721      39.2          4.8          44.0    318.5       12.3         330.8
December 31, 1992             1,656        36      1,692      69.3          3.3          72.6    345.3        9.3         354.6
December 31, 1993             1,674        40      1,714      60.8          3.4          64.2    339.8       10.0         349.8


                         ANADARKO PETROLEUM CORPORATION

 SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
                                  (Unaudited)

DISCOUNTED FUTURE NET CASH FLOWS

Estimates of future net cash flows from proved reserves of gas, oil, condensate and NGLs were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The amounts were prepared by the Company's engineers and are shown in the following table. The estimates are based on prices at year-end.

Gas prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Tax expense is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion allowances applicable to the gas, oil, condensate and NGLs production.

At December 31, 1993, the present value (discounted at 10 percent) of future net revenues from Anadarko's proved reserves, before income taxes, was $1.81 billion (stated in accordance with the regulations of the Securities Exchange Commission and the Financial Accounting Standards Board). Despite the increase in proved energy reserves and higher natural gas prices at year-end 1993, the estimated present value of future net revenues, before income taxes, remained virtually flat compared to year-end 1992 due primarily to extremely low oil prices at year-end 1993.

The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

                         ANADARKO PETROLEUM CORPORATION

 SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
                                  (Unaudited)



STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
  CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (Continued)

thousands                                               1993               1992                 1991
                                                     ----------         ----------           ----------
UNITED STATES                                        ----------         ----------           ----------
Future cash inflows                                  $4,700,391         $4,640,825           $3,751,948
Future production and
  development costs                                   1,529,616          1,402,240            1,057,344
                                                     ----------         ----------           ----------
Future net cash flows
  before income taxes                                 3,170,775          3,238,585            2,694,604
10% annual discount for
  estimated timing of cash flows                      1,402,505          1,475,520            1,180,984
                                                     ----------         ----------           ----------
Discounted future net cash flows
  before income taxes                                 1,768,270          1,763,065            1,513,620
Future income taxes, net of 10%
  annual discount                                       544,440            490,295              478,136
                                                     ----------         ----------           ----------
Standardized measure of discounted
  future net cash flows relating
  to oil and gas reserves                             1,223,830          1,272,770            1,035,484
                                                     ----------         ----------           ----------
CANADA
Future cash inflows                                     102,175            112,304              130,449
Future production and develop-
  ment costs                                             28,466             39,959               66,010
                                                     ----------         ----------           ----------
Future net cash flows before
  income taxes                                           73,709             72,345               64,439
10% annual discount for estimated
  timing of cash flows                                   29,760             30,545               24,227
                                                     ----------         ----------           ----------
Discounted future net cash flows
  before income taxes                                    43,949             41,800               40,212
Future income taxes, net of 10%
  annual discount                                        13,883             12,867               11,759
                                                     ----------         ----------           ----------
Standardized measure of discounted
  future net cash flows relating
  to oil and gas reserves                                30,066             28,933               28,453
                                                     ----------         ----------           ----------
TOTAL
Future cash inflows                                   4,802,566          4,753,129            3,882,397
Future production and develop-
  ment costs                                          1,558,082          1,442,199            1,123,354
                                                     ----------         ----------           ----------
Future net cash flows before
  income taxes                                        3,244,484          3,310,930            2,759,043
10% annual discount for estimated
  timing of cash flows                                1,432,265          1,506,065            1,205,211
                                                     ----------         ----------           ----------
Discounted future net cash flows
  before income taxes                                 1,812,219          1,804,865            1,553,832
Future income taxes, net of 10%
  annual discount                                       558,323            503,162              489,895
                                                     ----------         ----------           ----------
Standardized measure of discounted
  future net cash flows relating to
  oil and gas reserves                               $1,253,896         $1,301,703           $1,063,937
                                                     ----------         ----------           ----------

                         ANADARKO PETROLEUM CORPORATION

 SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
                                  (Unaudited)


DISCOUNTED FUTURE NET CASH FLOWS (continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

thousands                                              1993                1992                 1991
                                                    ----------          ----------           ----------
UNITED STATES
Beginning of year                                   $1,272,770          $1,035,484           $1,045,399
Sales and transfers of oil and gas
  produced, net of production costs                   (338,036)           (266,049)            (230,769)
Net changes in prices and develop-
  ment and production costs                           (185,382)            192,875             (211,002)
Extensions, discoveries, additions
  and improved recovery, less
  related costs                                        285,640              71,544              100,319
Development costs incurred during
  the period                                             5,167               3,367                7,968
Revisions of previous quantity
  estimates                                              1,443              54,073               78,563
Net change in purchases and sales
  of minerals in place                                  24,951             196,073                6,491
Accretion of discount                                  176,307             151,362              157,957
Net change in income taxes                             (54,145)            (12,159)              56,031
Other                                                   35,115            (153,800)              24,527
                                                     ---------           ---------            ---------
End of year                                          1,223,830           1,272,770            1,035,484
                                                     ---------           ---------            ---------
CANADA
Beginning of year                                       28,933              28,453               39,748
Sales and transfers of oil and gas
  produced, net of production costs                     (8,334)             (8,545)              (9,236)
Net changes in prices and develop-
  ment and production costs                             (4,378)             19,428              (12,358)
Extensions, discoveries, additions
  and improved recovery, less
  related costs                                          7,308               2,578                7,017
Development costs incurred during
  the period                                                 2                  11                  ---
Revisions of previous quantity
  estimates                                                883             (15,554)              (3,305)
Net change in purchases and sales
  of minerals in place                                     ---                 103                  100
Accretion of discount                                    4,180               4,021                5,747
Net change in income taxes                              (1,016)             (1,108)               5,962
Other                                                    2,488                (454)              (5,222)
                                                      --------           ---------            ---------
End of year                                          $  30,066          $   28,933           $   28,453
                                                      --------           ---------            ---------

                         ANADARKO PETROLEUM CORPORATION

 SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
                                  (Unaudited)


DISCOUNTED FUTURE NET CASH FLOWS (continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

thousands                                              1993                1992                 1991
                                                    ----------          ----------           ----------
TOTAL
Beginning of year                                   $1,301,703          $1,063,937           $1,085,147
Sales and transfers of oil and gas
  produced, net of production costs                   (346,370)           (274,594)            (240,005)
Net changes in prices and develop-
  ment and production costs                           (189,760)            212,303             (223,360)
Extensions, discoveries, additions
  and improved recovery, less
  related costs                                        292,948              74,122              107,336
Development costs incurred during
  the period                                             5,169               3,378                7,968
Revisions of previous quantity
  estimates                                              2,326              38,519               75,258
Net change in purchases and sales
  of minerals in place                                  24,951             196,176                6,591
Accretion of discount                                  180,487             155,383              163,704
Net change in income taxes                             (55,161)            (13,267)              61,993
Other                                                   37,603            (154,254)              19,305
                                                     ---------           ---------            ---------
End of year                                         $1,253,896          $1,301,703           $1,063,937
                                                     ---------           ---------            ---------

SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

QUARTERLY FINANCIAL DATA

The following table shows summary quarterly financial data for 1993 and 1992. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                              FIRST          SECOND           THIRD          FOURTH
thousands except per share amounts           QUARTER         QUARTER         QUARTER         QUARTER
                                             --------        --------        --------        --------
1993
Operating revenues                           $129,324        $112,471        $103,271        $131,199
Operating income, pretax                       30,798          25,392          18,974          28,905
Net income before changes in
  accounting principles                        15,278          12,370          (1,990)         14,347
Net income                                   $ 92,681        $ 12,370        $ (1,990)       $ 14,347
Earnings per common share
   Primary
   Net income before changes
     in accounting principles                $   0.28        $   0.22        $  (0.03)       $   0.24
   Net income                                    1.67            0.22           (0.03)           0.24

   Fully Diluted
   Net income before changes
     in accounting principles                    0.28            0.22           (0.03)           0.24
   Net income                                $   1.60        $   0.22        $  (0.03)       $   0.24

1992
Operating revenues                           $ 83,405        $ 69,550        $ 85,089        $137,174
Operating income, pretax                       13,668          (4,791)         18,315          40,401
Net income                                      4,217          (7,730)          7,956          22,870
Earnings per common share                    $   0.08        $  (0.14)       $   0.14        $   0.41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Election of Directors" in the Anadarko Petroleum Corporation Proxy Statement, dated March 21, 1994 ("Proxy Statement"), which is incorporated herein by reference.

      See list of "Executive Officers of the Registrant" appearing under Item 4 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      See "Compensation of Directors" and "Executive Compensation" in the Proxy Statement, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See "Security Ownership - Security Ownership of Management and Security Ownership of Certain Beneficial Owners" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See "Security Ownership - Transactions with Management and Others" in the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report or incorporated by reference:

  (1) The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 28.

  (2) The consolidated schedules of Anadarko Petroleum Corporation are listed on the Index to this report, page 71.

  (3) Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT                                          ORIGINALLY FILED         FILE
NUMBER              DESCRIPTION                     AS EXHIBIT           NUMBER
- -------     ---------------------------         -------------------      -------
 3(a)       Restated Certificate of            19(a)(i) to Form 10-Q     1-8968
            Incorporation of Anadarko          for quarter ended
            Petroleum Corporation,             September 30, 1986
            dated August 28, 1986

  (b)       By-laws of Anadarko                19(a)(ii) to Form 10-Q    1-8968
            Petroleum Corporation,             for quarter ended
            as amended                         September 30, 1986

 4(a)       Rights Agreement, dated as         4 to Form 8-K dated       1-8968
            of October 4, 1988, between        October 5, 1988
            Anadarko Petroleum Corpora-
            tion and Manufacturers
            Hanover Trust Company,
            Rights Agent

  (b)       Indenture, dated as of May         4.1 to Form 8-K dated     1-8968
            15, 1989, between Anadarko         May 23, 1989
            Petroleum Corporation and
            Manufacturers Hanover Trust
            Company, Trustee

  (c)       Indenture, dated as of             4(a) to Form S-3          33-21094
            May 10, 1988, between              Registration Statement
            Anadarko Petroleum Corpora-
            tion and Continental Illinois
            National Bank and Trust
            Company of Chicago, Trustee

  (d)       First Supplemental Indenture,      4(d) to Form 10-K for     1-8968
            dated as of November 15, 1991,     year ended December 31,
            between Anadarko Petroleum         1991
            Corporation and Continental
            Bank, National Association,
            Trustee

EXHIBIT                                          ORIGINALLY FILED         FILE
NUMBER              DESCRIPTION                     AS EXHIBIT           NUMBER
- -------     ---------------------------         -------------------      -------
 4(e)       Revolving Credit Agreement         4(e) to Form 10-K for     1-8968
            dated as of February 15,           year ended December 31,
            1992                               1991

10(a)(i)    Tax Sharing Agreement,             19(c)(i) to Form 10-Q     1-8968
            dated September 30, 1986,          for quarter ended
            among Panhandle Eastern            September 30, 1986
            Corporation, Centana
            Energy Corporation and
            Anadarko Petroleum
            Corporation

    (ii)    Spin-Off Agreement, dated          10(a)(iii) to Form 10-K   1-8968
            September 30, 1986, between        for year ended
            Panhandle Eastern Corpora-         December 31, 1988
            tion and Anadarko Petroleum
            Corporation

   (iii)    Global Settlement                  28(a) to Form 10-Q        1-8968
            Agreement between Panhandle        for quarter ended
            Eastern Corporation and            March 31, 1989
            Anadarko Petroleum Corpora-
            tion, dated March 31, 1989

    (iv)    Construction Management Contract   10(a)(iv) to Form 10-K    1-8968
            between Anadarko Petroleum         for year ended
            Corporation and L. G. Barcus       December 31, 1992
            and Sons, Inc. dated October
            14, 1992

  (b)(i)    Director Deferred Compensa-        10(b)(viii) to Form 10-K  1-8968
            tion Plan of Anadarko              for year ended
            Petroleum Corporation,             December 31, 1986
            effective January 1, 1987

    (ii)    Director Deferred Compensa-        19(a)(i) to Form 10-Q     1-8968
            tion Agreement between             for quarter ended
            Anadarko Petroleum Corpora-        March 31, 1987
            tion and each Director
            electing to participate

   (iii)    Anadarko Petroleum Corpora-        10(b)(ix) to Form 10-K    1-8968
            tion Director Retirement           for year ended
            Income Plan, effective             December 31, 1986
            October 1, 1986

    (iv)    Anadarko Petroleum Corpora-        19(b) to Form 10-Q for    1-8968
            tion 1988 Stock Option Plan        quarter ended
            for Non-Employee Directors         September 30, 1988

Executive Compensation Plans and Arrangements

EXHIBIT                                          ORIGINALLY FILED            FILE
NUMBER              DESCRIPTION                     AS EXHIBIT              NUMBER
- -------     ---------------------------         -------------------         -------
10(b) (v)   Anadarko Petroleum Corpora-         19(c)(ix) to Form 10-Q      1-8968
            tion and Participating              for quarter ended
            Affiliates and Subsidiaries         September 30, 1986
            Annual Override Pool Bonus
            Plan, as amended October 6,
            1986

     (vi)   Second Amendment to Anadarko        10(b)(ii) to Form 10-K      1-8968
            Petroleum Corporation and           for year ended
            Participating Affiliates and        December 31, 1987
            Subsidiaries Annual Override
            Pool Bonus Plan

    (vii)   Anadarko Petroleum Corpora-         19(a) to Form 10-Q for      1-8968
            tion Management Incentive           quarter ended June 30,
            Plan                                1987

   (viii)   Anadarko Petroleum Corpora-         19(c)(viii) to Form 10-Q    1-8968
            tion Substitute Stock Option        for quarter ended
            Plan                                September 30, 1986

     (ix)   Anadarko Petroleum Corpora-         10(b)(v) to Form 10-K       1-8968
            tion Substitute Stock Option        for year ended
            Agreement, as amended               December 31, 1987
            October 28, 1987

      (x)   Anadarko Petroleum Corpora-         10(b)(vi) to Form 10-K      1-8968
            tion 1986 Stock Option Plan,        for year ended
            as amended October 28, 1987         December 31, 1987
            (and Related Agreement)

     (xi)   Restatement of the Anadarko         Post Effective Amendment  33-22134
            Petroleum Corporation 1987          No. 1 to Forms S-8 and
            Stock Option Plan (and              S-3, Anadarko Petroleum
            Related Agreement)                  Corporation 1987 Stock
                                                Option Plan

    (xii)   1993 Stock Incentive Plan           Attachment C to Anadarko
                                                Petroleum Corporation
                                                Proxy Statement, dated
                                                March 21, 1994, filed
                                                pursuant to Section 14A

   (xiii)   Annual Incentive Bonus Plan         Attachment B to Anadarko
                                                Petroleum Corporation
                                                Proxy Statement, dated
                                                March 21, 1994, filed
                                                pursuant to Section 14A

    (xiv)   Agreement between Employee          28(c) to Form 10-Q          1-8968
            and Anadarko Petroleum              for quarter ended
            Corporation related to              September 30, 1987
            Change in Control, Death
            or Disability, or Termina-
            tion Without Cause

     (xv)   Anadarko Petroleum Corpora-         19(c)(v) to Form 10-Q       1-8968
            tion Key Employee Contract          for quarter ended
            of Employment                       September 30, 1986

EXHIBIT                                           ORIGINALLY FILED         FILE
NUMBER               DESCRIPTION                     AS EXHIBIT           NUMBER
- -------      ---------------------------         -------------------      -------
10(b)(xvi)   Restatement of Key Employee         19(a) to Form 10-Q for    1-8968
             Contract of Employment              quarter ended June 30,
                                                 1988

    (xvii)   Restatement of Key Employee         19(a) to Form 10-Q for    1-8968
             Contract of Employment              quarter ended
             Amended October 27, 1988            September 30, 1988

   (xviii)   Executive Deferred Compen-          10(b)(xii) to Form 10-K   1-8968
             sation Plan of Anadarko             for year ended
             Petroleum Corporation and           December 31, 1987
             Participating Subsidiaries
             and Affiliates, effective
             October 1, 1986

     (xix)   Executive Deferred Compensa-        10(b)(vi) to Form 10-K    1-8968
             tion Plan of Anadarko               for year ended
             Petroleum Corporation,              December 31, 1986
             effective January 1, 1987

      (xx)   Executive Deferred Compensa-        19(a)(ii) to Form 10-Q    1-8968
             tion Agreement between              for quarter ended
             Anadarko Petroleum Corpora-         March 31, 1987
             tion and each Executive
             electing to participate

     (xxi)   Amendments to Executive             10(b)(xv) to Form 10-K    1-8968
             Deferred Compensation Agree-        for year ended
             ment between Anadarko               December 31, 1987
             Petroleum Corporation and
             each Executive electing to
             participate

    (xxii)   Anadarko Petroleum Corpora-         19(b) to Form 10-Q for    1-8968
             tion Executive Benefit              quarter ended June 30,
             Equalization Plan as                1988
             Restated and Amended,
             effective January 1, 1988

  10(c)(i)   Purchase and Sale Agreement         10(c)(i) to Form 8-K      1-8968
             by and between Atlantic             dated January 13, 1993
             Richfield Company, a Delaware
             Corporation, as Seller and
             Anadarko Petroleum Corpora-
             tion, a Delaware corporation,
             as Purchaser, dated December 8,
             1992

 *12         Computation of Ratios of
             Earnings to Fixed Charges and
             Earnings to Combined Fixed
             Charges and Preferred Stock
             Dividends

EXHIBIT
NUMBER              DESCRIPTION
- -------     ---------------------------
*13        Portions of the Anadarko Petroleum Corporation
           1993 Annual Report to Stockholders

*21        List of Significant Subsidiaries:
             Anadarko Trading Company, a Delaware Corporation
             Anadarko Algeria Corporation, a Delaware Corporation

*23        Consents of Experts and Counsel
             Consent of KPMG Peat Marwick

*24        Powers of Attorney


_______________
The total amount of securities of the Registrant authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to the Securities and Exchange Commission.


(B)  REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 1993.

                         ANADARKO PETROLEUM CORPORATION
                                     INDEX

                             CONSOLIDATED SCHEDULES

                                                                   Page

Schedule V - Properties and Equipment                              S-1

Schedule VI - Accumulated Depreciation, Depletion and
  Amortization of Properties and Equipment                         S-2

Schedule IX - Short-term Borrowings                                S-3

Independent Auditors' Report                                       S-4


All other Schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or Notes thereto.

                                                                      SCHEDULE V


                         ANADARKO PETROLEUM CORPORATION

                     CONSOLIDATED PROPERTIES AND EQUIPMENT

                      THREE YEARS ENDED DECEMBER 31, 1993


                                    PLANT    GATHERING   GENERAL
                      OIL AND GAS   FACILI-  FACILI-     PROPER-
thousands              PROPERTIES   TIES     TIES        TIES        TOTAL
- ----------------------------------------------------------------------------
BALANCE JANUARY 1,
  1991                 $2,473,490  $15,809   $43,391     $43,445  $2,576,135
  Additions, at cost      156,952    1,559     5,123       6,160     169,794
  Retirements or sales     19,151        7       219       1,469      20,846
  Other changes               287      ---    (2,180)         19      (1,874)
                        ---------   ------    ------      ------   ---------
BALANCE DECEMBER 31,
  1991                  2,611,578   17,361    46,115      48,155   2,723,209
  Additions, at cost      343,744    1,626     3,286      13,749     362,405
  Retirements or sales     25,558        7       ---         502      26,067
  Other changes           (28,131)     ---       ---        (783)    (28,914)
                        ---------   ------    ------      ------   ---------
BALANCE DECEMBER 31,
  1992                  2,901,633   18,980    49,401      60,619   3,030,633
  Additions, at cost      241,730    4,682     6,509      11,655     264,576
  Retirements or sales     15,728      301         5       7,122      23,156
  Other changes            (4,364)     ---      (112)       (752)     (5,228)
                        ---------   ------    ------      ------   ---------

BALANCE DECEMBER 31,
  1993                 $3,123,271  $23,361   $55,793     $64,400  $3,266,825
                        =========   ======    ======      ======   =========

                                                                     SCHEDULE VI


                         ANADARKO PETROLEUM CORPORATION
              CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND
                    AMORTIZATION OF PROPERTIES AND EQUIPMENT

                      THREE YEARS ENDED DECEMBER 31, 1993


thousands
BALANCE JANUARY 1, 1991                                            $1,058,497
  Additions charged to income                                         121,368
  Retirements                                                          13,393
  Other changes                                                         1,599
                                                                    ---------

BALANCE DECEMBER 31, 1991                                          $1,168,071
  Additions charged to income                                         133,232
  Retirements                                                          22,983
  Other changes                                                        (2,243)
                                                                    ---------

BALANCE DECEMBER 31, 1992                                           1,276,077
  Additions charged to income                                         167,504
  Retirements                                                          17,548
  Other changes                                                          (935)
                                                                    ---------

BALANCE DECEMBER 31, 1993                                          $1,425,098
                                                                    =========

                                                                     SCHEDULE IX

                         ANADARKO PETROLEUM CORPORATION
                       CONSOLIDATED SHORT-TERM BORROWINGS
                      THREE YEARS ENDED DECEMBER 31, 1993

                                                                   WEIGHTED
                                           MAXIMUM    AVERAGE      AVERAGE
                                           AMOUNT     AMOUNT       INTEREST
      CATEGORY OF              WEIGHTED    OUTSTAND-  OUTSTAND-    RATE DUR-
      AGGREGATE     BALANCE    AVERAGE     ING AT     ING DURING   ING THE
      SHORT-TERM    AT END OF  INTEREST    ANY MONTH  THE PERIOD   PERIOD
      BORROWINGS    PERIOD     RATE        END        (1)          (2)

- ----------------------------------------------------------------------------
thousands
1993
  Commercial paper    $---       ---%       $ 5,000     $11,893       3.3%
  Notes payable,
    banks              ---       ---            ---         ---       ---
  All categories       ---       ---          5,000      11,893       3.3

1992
  Commercial paper     ---       ---         23,693      10,397       3.9
  Notes payable,
    banks              ---       ---            ---         ---       ---
  All categories       ---       ---         23,693      10,397       3.9

1991
  Commercial paper     ---       ---            414       6,864       6.3
  Notes payable,
    banks              ---       ---          2,250          36       5.8
  All categories      $---       ---%       $ 2,664     $ 6,900       6.3%
- ----------

(1) Average of daily balances for 365 days in 1993 and 1991 and 366 days in 1992.
(2) Total interest accrued divided by average daily balance.

                         ANADARKO PETROLEUM CORPORATION

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

Under date of January 27, 1994, we reported on the consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stock-holders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Form 10-K Annual Report. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




{KPMG PEAT MARWICK}



Houston, Texas
January 27, 1994

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      ANADARKO PETROLEUM CORPORATION

March 17, 1994                        By            MICHAEL E. ROSE
                                      (Michael E. Rose, Senior Vice President,
                                         Finance and Chief Financial Officer)


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 17, 1994.

              NAME AND SIGNATURE                    TITLE
              ------------------                    -----
    (i)   Principal executive officer:*

            ROBERT J. ALLISON, JR.         Chairman of the Board,
           (Robert J. Allison, Jr.)          President and Chief
                                             Executive Officer

   (ii)   Principal financial officer:*

               MICHAEL E. ROSE             Senior Vice President,
              (Michael E. Rose)              Finance and Chief
                                             Financial Officer

  (iii)   Principal accounting officer:*

             JAMES R. LARSON               Controller
            (James R. Larson)

   (iv)   Directors:*

             ROBERT J. ALLISON, JR.
             CONRAD P. ALBERT
             LARRY BARCUS
             RONALD BROWN
             JAMES L. BRYAN
             JOHN R. GORDON
             CHARLES M. SIMMONS

______________

* Signed on behalf of each of these persons and on his own behalf:


     By         {MICHAEL E. ROSE}
        (Michael E. Rose, Attorney-in-Fact)

                             GRAPHICS APPENDIX LIST



EDGAR VERSION                           TYPESET VERSION
- -------------                           ---------------
1993 Form 10-K, Part I,
  Item 1 - Business

Page 6 - One map omitted                Page 5 - One map depicting Anadarko's
                                        onshore developed and undeveloped net
                                        acres, producing net wells, 1993
                                        drilling activity areas and office
                                        locations by  state and province in
                                        the United States and Canada. (The
                                        text and numbers used in this map
                                        appear in the text of the EDGAR
                                        version.)

Page 8 - One map omitted                Page 7 - One map depicting Anadarko's
                                        offshore United States exploratory
                                        and development net acres and producing
                                        net wells by state, as well as location
                                        of producing, development, exploration
                                        and 1993 lease acquisition blocks.
                                        (The text and numbers used in this map
                                        appear in the text of the EDGAR
                                        version).