Form 10-Q
period 1994-03-31
ANADARKO PETROLEUM CORP
filed 1994-05-16
CIK 773910

=============================================================================


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549


                                FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended: March 31, 1994
                      Commission File Number: 1-8968

                           _____________________


                      ANADARKO PETROLEUM CORPORATION
          (Exact name of registrant as specified in its charter)


              Delaware                                76-0146568
     (State or other jurisdic-                 (I.R.S. Employer Iden-
       tion of incorporation                     tification No.)
       or organization)

           17001 NORTHCHASE DRIVE, HOUSTON, TEXAS        77060
           (Address of executive offices)            (Zip Code)


                              (713) 875-1101
                      (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

     The number of shares outstanding of each of the registrant's classes of common stock as of April 29, 1994 is shown below:

                                                   Number of Shares
            Title of Class                           Outstanding

     Common Stock, $0.10 par value                    58,747,559

==============================================================================

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ANADARKO PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                                                 Three Months Ended
                                                      March 31
               thousands                          1994        1993

Revenues
  Gas sales                                    $ 99,001    $ 83,110
  Oil and condensate sales                       26,015      33,313
  Natural gas liquids and other                   6,957      12,901
  Total                                         131,973     129,324

Costs and Expenses
  Operating expenses                             25,253      24,193
  Administrative and general                     14,379      12,941
  Depreciation, depletion and amortization       47,705      45,578
  Other taxes                                    10,833      11,114
  Provisions for impairments of international
    properties                                      ---       4,700
  Total                                          98,170      98,526

  Operating Income                               33,803      30,798
Other Income                                        232         250

  Gross Income                                   34,035      31,048
Interest Expense                                  7,014       8,368

  Income before Income Taxes and Cumulative
    Effect of Changes In Accounting Principles   27,021      22,680
Income Taxes                                      9,959       7,402

  Net Income before Cumulative Effect of
    Changes in Accounting Principles             17,062      15,278
Cumulative Effect of Changes in
  Accounting Principles                             ---      77,403

Net Income                                     $ 17,062    $ 92,681

Per Common and Common Equivalent Share
  Net income before cumulative effect of
    changes in accounting principles             $ 0.29      $ 0.28
  Cumulative effect of changes in
    accounting principles                           ---        1.32
  Net income                                       0.29        1.60
  Dividends                                      $0.075      $0.075

Average Number of Common and Common Equivalent
  Shares Outstanding                             58,692      58,530
Average Number of Common Shares Outstanding      58,692      55,350


       See accompanying notes to consolidated financial statements.

                          ANADARKO PETROLEUM CORPORATION

                            CONSOLIDATED BALANCE SHEET
                                    (Unaudited)



                                              March 31,    December 31,
        thousands                                1994          1993

ASSETS
Current Assets
  Cash and cash equivalents                  $   33,943     $   17,799
  Accounts receivable                           104,820        110,486
  Inventories, at average cost                   11,055          9,551
  Prepaid expenses                                1 698          3,025
  Total                                         151,516        140,861

Properties and Equipment
  Original cost                               3,328,111      3,266,825
  Less accumulated depreciation, depletion
    and amortization                          1,469,840      1,425,098
  Net properties and equipment - based on
    the full cost method of accounting
    for oil and gas properties                1,858,271      1,841,727

Deferred Charges                                 39,578         40,198

                                             $2,049,365     $2,022,786























           See accompanying notes to consolidated financial statements.

                          ANADARKO PETROLEUM CORPORATION

                      CONSOLIDATED BALANCE SHEET (continued)
                                    (Unaudited)

                                              March 31,   December 31,
         thousands                               1994         1993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable
    Trade and other                          $   79,108    $   92,311
    Banks                                        11,235        13,328
  Accrued expenses
    Interest                                      7,324         7,663
    Taxes and other                              15,100        12,715
  Total                                         112,767       126,017

Long-term Debt                                  560,500       542,500

Deferred Credits
  Deferred income taxes                         433,201       424,293
  Other                                          66,497        65,810
  Total                                         499,698       490,103

Stockholders' Equity
  Common stock, par value $0.10
    (200,000,000 shares authorized,
    58,700,520 and 58,668,407 shares
    issued and outstanding as of March 31, 1994
    and December 31, 1993, respectively)          5,915         5,912
  Preferred stock, par value $1.00
    (2,000,000 shares authorized, no
    shares issued as of March 31, 1994
    and December 31, 1993)                          ---           ---
  Paid-in capital                               237,120       236,001
  Retained earnings (as of March 31, 1994,
    $476,400,000 was not restricted
    as to the payment of dividends)             636,169       625,308
  Deferred compensation                          (2,804)       (3,055)
  Total                                         876,400       864,166

                                             $2,049,365    $2,022,786










           See accompanying notes to consolidated financial statements.

                          ANADARKO PETROLEUM CORPORATION

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                     Three Months Ended
                                                            March 31
                  thousands                              1994        1993

Cash Flow from Operating Activities
  Net income                                          $ 17,062     $ 92,681
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation, depletion and amortization          47,705       45,578
      Amortization of restricted stock                     251           52
      Deferred income taxes                              9,844        4,862
      Cumulative effect of changes in
        accounting principles                              ---      (77,403)
      Provisions for impairments of international
        properties                                         ---        4,700
                                                        74,862       70,470
      Decrease in accounts receivable                    5,666       19,560
      (Increase) decrease in inventories                (1,504)         991
      Decrease in accounts payable - trade and
        other and accrued expenses                     (11,157)     (13,742)
      Other items - net                                  2,794          900
  Net cash from operating activities                    70,661       78,179

Cash Flow from Investing Activities
  Additions to properties and equipment                (91,055)     (36,196)
  Sales and retirements of properties and equipment     24,251          961
  Net cash used in investing activities                (66,804)     (35,235)

Cash Flow from Financing Activities
  Additions to debt                                     18,000      129,061
  Retirements of debt                                      ---     (166,500)
  Decrease in accounts payable, banks                   (2,093)      (7,221)
  Dividends paid                                        (4,403)      (4,152)
  Issuance of common stock                               1,122        1,408
  Issuance of treasury stock                               ---          720
  Net cash used in financing activities                 12,626      (46,684)

Effect of Exchange Rate Changes on Cash                   (339)          77

Net Increase (Decrease) in Cash and Cash Equivalents    16,144       (3,663)

Cash and Cash Equivalents at Beginning of Period        17,799       14,833

Cash and Cash Equivalents at End of Period            $ 33,943     $ 11,170




           See accompanying notes to consolidated financial statements.

                      ANADARKO PETROLEUM CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Summary of Accounting Policies    Anadarko Petroleum Corporation is
     engaged in the exploration, development, production and marketing of gas, oil and natural gas liquids. The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are Anadarko Gathering Company, Anadarko Marketing Company, Anadarko Trading Company, Anadarko Petroleum of Canada Ltd. and Anadarko Algeria Corporation.

     Effective January 1, 1993, Anadarko adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which resulted in an increase to net income of $87,071,000 and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which resulted in a decrease to net income of $9,668,000.

2.   Inventories     The major classes of inventories are as follows:

                                                    March 31,  December 31,
               thousands                               1994        1993

     Materials and supplies                           $ 8,600     $8,226
     Natural gas liquids, stored in inventory           2,455      1,325
                                                      $11,055     $9,551


3.   Properties and Equipment     Oil and gas properties include costs of
     $211,204,000 and $180,933,000 at March 31, 1994 and December 31, 1993,
     respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.   Long-term Debt     A summary of long-term debt follows:

                                                 March 31,   December 31,
             thousands                              1994          1993

     Notes Payable, Banks                         $160,500     $142,500
     8 3/4% Notes due 1998                         100,000      100,000
     8 1/4% Notes due 2001                         100,000      100,000
     6 3/4% Notes due 2003                         100,000      100,000
     5 7/8% Notes due 2003                         100,000      100,000
                                                  $560,500     $542,500


     The notes payable to banks have been classified as long-term debt in accordance with SFAS 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko"s $250,000,000 Revolving Credit Agreement.

                      ANADARKO PETROLEUM CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)



5.   Earnings Per Share     Common stock equivalents are included in the
     calculation of earnings per share when they are dilutive. Due to the level of earnings from the cumulative effect of changes in accounting principles during the first quarter of 1993, common stock and common stock equivalents have been included in the computations of per share amounts.

     Earnings per share amounts for the three months ended March 31, 1994 do not include any common stock equivalents because the effect was anti-dilutive.

6.   Statement of Cash Flows Supplemental Information     The amounts of cash
     paid for interest (net of amounts capitalized) and income taxes are as follows:
                                                  Three Months Ended
                                                        March 31
               thousands                             1994      1993

     Interest                                       $7,027    $6,872
     Income taxes                                   $  537    $3,178

7.   Contingencies - Environmental     On December 17, 1993, the Company
     received a notice from the Department of Justice in the State of California indicating the Company may be a Potentially Responsible Party ("PRP") for the study, cleanup and closure of the waste facility owned by Geothermal, Inc. in Middletown, California (the "GI" site ). Anadarko's records indicate the disposal of a limited number of barrels of drilling mud at the GI site in 1982. During the first quarter of 1994, the Company, along with other PRPs, became a party to a Cost Sharing, Joint Defense and Confidentiality Agreement, effective October 20, 1993. The Company believes it will not incur any material liability in connection with the cleanup of the GI site.

8. The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of March 31, 1994 and December 31, 1993, the results of operations for the three months ended March 31, 1994 and 1993, and cash flows for the three months ended March 31, 1994 and 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

For the first quarter of 1994, Anadarko's net income was $17.1 million (29 cents per share) compared to net income, excluding the cumulative effect of changes in accounting principles, of $15.3 million (28 cents per share) for the first quarter of 1993. Including the cumulative effect of the two accounting changes, Anadarko's net income for the first quarter of 1993 was $92.7 million.

Operating Results

Revenues for the first quarter of 1994 were $132.0 million compared to $129.3 million for the first quarter of 1993. The increase in revenues and net income (excluding accounting changes) is due primarily to higher natural gas production and prices which more than offset weak oil prices. The following table shows the Company's volumes and U.S. prices for the three months ended March 31, 1994 and 1993.


                                           Three Months Ended
                                                March 31       % Increase
                                            1994         1993   (Decrease)

  Natural gas, million cubic feet          48,228       46,806       3
  Price per thousand cubic feet           $  2.03      $  1.73      17

  Crude oil and condensate,
    thousand barrels                        2,136        1,931      11
  Price per barrel                        $ 12.36      $ 17.67     (30)

  Natural gas liquids,
    thousand barrels                          649          807     (20)
  Price per gallon                        $  0.23      $  0.34     (32)

    See "Natural Gas Volumes, Prices and Markets" and "Crude Oil,
     Condensate and Natural Gas Liquids Volumes and Prices".


Costs and expenses during the first quarter of 1994 were $98.2 million, virtually flat compared to the first quarter of 1993 costs and expenses. However, the first quarter 1994 costs and expenses included higher costs related to higher production volumes that resulted in increased operating expenses, depreciation, depletion and amortization expense and production taxes. The first quarter 1993 costs and expenses included $4.7 million in impairments for international properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




Interest expense decreased 16 percent to $7.0 million compared to $8.4 million for the first quarter of 1993. The decrease was due primarily to higher amounts of capitalized interest and lower average debt outstanding in the first quarter of 1994 compared to the same period in 1993, partly offset by higher average interest rates in 1994.

Natural Gas Volumes, Prices and Markets During the first quarter of 1994, Anadarko produced 48.2 billion cubic feet (Bcf) or 536 million cubic feet per day (MMcf/d) of natural gas, up three percent compared to 46.8 Bcf or 520 MMcf/d of gas in the first quarter of 1993. Cold weather and strong gas demand helped push Anadarko's average U.S. gas price up during the first quarter of 1994 to $2.03 per thousand cubic feet (Mcf), a 17 percent increase from $1.73 per Mcf in the first quarter of 1993.

Historically, natural gas sales markets have been highly seasonal because of the increase in residential heating demand during the winter. Due to this seasonality, Anadarko's natural gas prices and production volumes and, therefore, financial results have traditionally been stronger in the first and fourth quarters. However, in 1993, this seasonal variance diminished somewhat due to overall growth in gas demand and continuing declines in gas supply. This was most evident in the summer of 1993 when demand for natural gas storage injections dramatically increased natural gas prices during the second and third quarters of the year. Anadarko believes that while seasonality in gas markets will continue, the tight balance in supply and demand will extend the recent strength in natural gas markets in 1994 and beyond.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices Anadarko's crude oil and condensate production for the first quarter of 1994 increased 11 percent to 2.1 million barrels (MMBbls) from 1.9 MMBbls in the first quarter of 1993. However, oil prices fell over $5.00 per barrel to an average U.S. price of $12.36 per barrel in the first quarter of 1994 compared to $17.67 per barrel for the same period in 1993. This represents the Company's lowest average U.S. price since the third quarter of 1986.

Generally, the Company's oil production is sold on a monthly basis as it is produced. Volumes of oil are not affected by seasonal swings in market prices.

Natural gas liquids (NGLs) sales volumes were down 20 percent to 649 thousand barrels (MBbls) at an average price of 23 cents per gallon for the first quarter 1994. This compares to 807 MBbls at an average price of 34 cents per gallon for the same period of 1993. The decrease in volumes is due primarily to the Company's decision to store more NGLs volumes in inventory during the first quarter of 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Capital Expenditures, Liquidity and Dividends

During the first quarter of 1994, Anadarko's capital spending (including capitalized interest and overhead) was $90.3 million compared to $39.7 million in the first quarter of 1993. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities.

To date, the Company has received $55 million (of which $24 million was received during the first quarter) from the sale of properties in Canada, Arkansas, Louisiana and eastern Oklahoma. In addition, a package of Rocky Mountain properties will be offered for sale later this year.

Anticipated higher cash flows and proceeds from divestitures have led the Company to increase its capital budget for 1994 from $370 million to $460 million, an increase of 24 percent. The Company's revised spending budget includes increased investments in offshore leases, exploratory drilling onshore and offshore U.S., and construction of platforms and other development facilities in the Gulf of Mexico.

For the first quarter of 1994, net cash from operating activities was $70.7 million compared to $78.2 million in the first quarter of 1993. The Company believes cash flows and existing available credit facilities will be sufficient to meet capital and operating requirements during 1994. However, Anadarko may pursue other financing options to reduce or stabilize interest costs.

On May 2, 1994, Standard & Poors revised its ratings outlook on Anadarko's debt to "positive" from "stable" and affirmed its existing ratings on the Company's senior debt and commercial paper. The firm cited Anadarko's "...good operating results, a high-quality reserve base and an improving financial profile".

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock outstanding. The dividend is payable on June 22, 1994 to stockholders of record on June 8, 1994. The amount of future dividends for Anadarko will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

Exploration and Development Drilling

During the first quarter of 1994, Anadarko participated in a total of 72 wells, including 44 oil wells, 15 gas wells and 13 dry holes. This compares to a total of 33 wells in the first quarter of 1993, including 15 oil wells, nine gas wells and nine dry holes. Anadarko made several significant discoveries during the first quarter of 1994.

Algeria     In February 1994, Anadarko Algeria Corporation, a wholly owned subsidiary of Anadarko Petroleum Corporation; Sonatrach, the national oil and gas enterprise of Algeria; and other partners announced two major oil discoveries in the Sahara Desert of Algeria.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




The El Merk East No. 1 (EME #1), located in the Ghadames Basin on Block 208, was drilled to a total depth of 14,859 feet and encountered more than 230 feet of net hydrocarbon pay from various Triassic and Devonian sandstones. Four zones were tested and flowed at combined rates equal to 8,100 barrels of oil per day (BOPD) and 82 MMcf/d of natural gas. The EME #1 well is located 3.7 miles south of the El Merk No. 1 (EMK #1) discovery announced by Anadarko and partners in February 1993.

The second discovery, the Hassi Berkine North No. 1 (HBN #1) well, located in the Ghadames Basin on Block 404, was drilled to a total depth of 11,251 feet and encountered 75 feet of net oil pay in the Triassic sandstones. The well flowed at a rate of 4,900 BOPD of 42 degree API gravity crude oil through a 3/4 inch choke with flowing tubing pressure of 1,330 pounds per square inch
(psi).

In May 1994, Anadarko filed a Discovery Report for the Hassi Berkine
Field. The Discovery Report commits the partners to immediately submit a commerciality report to Sonatrach in preparation for the early development of the Field. The initial gross reserve estimates for the discoveries made to date range from a most likely case of 324 MMBbls of crude oil and condensate to an upside reserves case of over 900 MMBbls.

Yegua       The Sun Fee #1 well, located in Jefferson County, Texas, was completed from 41 feet of net pay over perforations from 13,200 - 13,264 feet. The well tested at a final rate of 8.3 MMcf/d of gas and 739 barrels of condensate per day (BCPD) through a 1/4 inch choke with 7,474 pounds of flowing tubing pressure. Anadarko controls 4,500 acres in the prospect and plans to drill a confirmation test in the fourth quarter of 1994. Anadarko owns a 60 percent working interest in the well.

This was the Company's eleventh natural gas discovery in the Yegua play along the Texas Gulf coast. Since entering the Yegua Play in 1992, Anadarko has drilled or participated in a total of 17 wells with 11 successful completions. Net productive capacity for Anadarko's Yegua wells is estimated at 15 MMcf/d of gas and 700 BCPD.

West Texas     In Midland, Texas, four wells from the Goldsmith Cummins Deep
Unit and one from the North San Andres Unit were completed in January 1994. The Goldsmith Cummins Unit well numbers 201, 202, 203 and 204, combined, are pumping 650 BOPD and 454 thousand cubic feet per day (Mcf/d) of gas from upper and lower Clearfork perforations ranging from 5,542-6,108 feet. Anadarko operates all four wells with a 59 percent working interest. The Goldsmith North (SA) Cons Unit No. 41 is pumping 229 BOPD and 129 Mcf/d of gas.
Anadarko owns a 100 percent working interest in the well.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




Southwest Kansas     In the Lahey Field in Stevens County, Kansas, the Hanke
"A" No. 3 pumped 102 BOPD and 15 Mcf/d of gas and the Hanke "B" No. 1 tested 123 BOPD and 19 Mcf/d of gas from the Chester interval. The Hanke "A" No. 4 tested at 180 BOPD and 54 Mcf/d of gas from Morrow perforations from 5,322-5,362 feet. Anadarko owns a 100 percent working interest in all three wells.

The Morgan "K" No. 1A, located in the Angman Field, Seward County, Kansas, flowed 208 BOPD with 423 Mcf/d of gas from a 5/16 inch choke with Chester perforations from 5,502-5,519 feet. Casing pressure was 725 psi with flowing tubing pressure of 380 psi. Anadarko owns a 100 percent working interest in the well.

Offshore Gulf of Mexico     In the Gulf of Mexico, the High Island 129 No. 4
was the third and final well in this block to be recompleted. On a 24-hour test, the well flowed 6.3 MMcf/d of gas and 30 barrels of condensate per day
(BCPD)from perforations in the 8,500 feet sand. Anadarko has a 15 percent working interest in the well.

In January 1994, the High Island 376 No. A-3 was recompleted as a dual well from the PL1-3 and PL1-2 zones. The well tested 5 MMcf/d of gas through a 19/64 inch choke with flowing tubing pressure of 1,835 psi. Anadarko is the operator with a 40 percent working interest in the well.

The West Cameron S.A. Block 639 No. A18 sidetrack was completed offshore in the PL1-5 sand. Previously, this reservoir had no known production from Block
639. On a recent test, the well produced 12 MMcf/d of gas and 34 BCPD. The well had tubing pressure of 1,900 psi and casing pressure of 720 psi.
Anadarko owns a 12.5 percent working interest in the well.

Golden Trend     In the Bradley Field of Grady County, Oklahoma, two wells
were completed in the Golden Trend drilling program in February 1994. The Bevill "A" No. 1-28 flowed 90 BOPD with 1.2 MMcf/d of gas from a 3/4 inch choke. Perforations are from the Viola interval from 14,310-14,748 feet. Anadarko has a 99.75 percent working interest in the well.

In McClain County, the Keith A No. 3-19 pumped at a rate of 42 BOPD with 572 Mcf/d of gas. Perforations are in the Viola interval ranging from 10,494-10,965 feet. Anadarko has a 58 percent working interest in the well, after payout.

Located in the Antioch Southwest Field in Garvin County, the Reid "A" No. 17 was reported as a Viola producer from perforations between 11,554 feet and 12,108 feet. The well tested at a rate of 105 BOPD and 21 Mcf/d of gas. Anadarko is operator with a working interest of 93.75 percent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




Offshore Lease Sale

On March 30, 1994, Anadarko was successful on 26 of 31 bids at the offshore lease sale #147 held in New Orleans. The sale was conducted by the Minerals Management Service (MMS) for leases in the central Gulf of Mexico. Anadarko's expenditure totaled $98.5 million net to the Company. Assuming the partners back-in for interests in some blocks, the Company's net expenditure for offshore leases will be about $75 million in 1994. Virtually all of the blocks purchased involve exploration in the sub-salt play. All bids are subject to approval by the MMS and Anadarko has received confirmation on 18 of the lease blocks to date.

Of particular importance to Anadarko is the MMS approval on Ship Shoal South Addition Block 337, which offsets the Mahogany discovery announced in September 1993 at Ship Shoal South Addition Blocks 349-359. The Mahogany well tested at rates up to 7,256 BOPD and 9.9 MMcf/d of gas per day. Anadarko holds a 37.5 percent working interest in the well. Phillips Petroleum Company is the operator with a 37.5 percent working interest and Amoco Production Company holds a 25 percent working interest in the well.

                        Part II.   OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On April 28, 1994, the Company held its Annual Stockholders'
         Meeting.

     (b) Messrs. Conrad P. Albert, Robert J. Allison, Jr. and Charles M. Simmons were re-elected as Class II directors to serve for a term of three years. Messrs. Ronald Brown and John R. Gordon will continue to serve as Class I directors and Messrs. Larry G. Barcus and James L. Bryan will continue to serve as Class III directors.

         Mr. Conrad P. Albert was re-elected with votes for of 48,086,587 and votes withheld of 155,780. Mr. Robert J. Allison was re-elected with votes for of 48,078,532 and votes withheld of 163,835. Mr. Charles M. Simmons was re-elected with votes for of 48,067,380 and votes withheld of 174,987.

     (c) The stockholders approved the Amendments to the 1988 Stock Option Plan for Non-Employee Directors (the Amendments). The Amendments permit non-employee directors to elect to receive all or a portion of the quarterly retainer, meeting and committee fees less any amounts deferred pursuant to the Director Deferred Compensation Plan in shares of the Company s common stock. The Amendments do not increase the number of shares of common stock subject to the 1988 Stock Option Plan for Non-Employee Directors previously approved by the stockholders. A total of 47,104,798 shares of common stock voted for the Amendments, 666,866 shares of common stock voted against the Amendments and 491,450 shares of common stock abstained.

         The stockholders approved the Annual Incentive Bonus Plan (the Incentive Plan). The Incentive Plan is intended to attract and retain employees, to encourage employees to devote their best efforts to the Company and to recognize employees for their contributions to the overall success of the Company. A total of 46,085,134 shares of common stock voted for the Incentive Plan, 1,645,681 shares of common stock voted against the Incentive Plan and 477,417 shares of common stock abstained.

Item 4.  Submission of Matters to a Vote of Security Holders (continued)

         The stockholders approved the 1993 Stock Incentive Plan (the 1993
         Plan) which authorized the grant of various stock and stock-related awards. The Company first adopted a stock option plan in 1986 and has periodically submitted each successive program to the stock-holders for approval. No future stock options will be granted under stock option plans which have previously been approved by stockholders. The 1993 Plan is intended to allow the Compensation and Benefits Committee continued flexibility to use stock and stock-related awards in the Company's overall compensation program. A total of 30,222,741 shares of common stock voted for the 1993 Plan, 12,962,807 shares of common stock voted against the 1993 Plan and 811,627 shares of common stock abstained.

     Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

         There were no reports filed on Form 8-K for the three months ended March 31, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                              ANADARKO PETROLEUM CORPORATION
                                      (Registrant)




May 12, 1994                       [Michael E. Rose]
                              Michael E. Rose - Senior Vice
                                   President, Finance