Form 10-K/A
period 1993-12-31
ANADARKO PETROLEUM CORP
filed 1994-06-29
CIK 773910

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No   .

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

     The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1994 is shown below:

                                                Number of Shares
       Title of Class                             Outstanding

Common Stock, $0.10 par value ................    58,679,544

 Part of
Form 10-K                  Documents Incorporated by Reference

Part I       Portions of the Anadarko Petroleum Corporation 1993 Annual
               Report to Stockholders.
Part III     Portions of the Proxy Statement, dated March 21, 1994,
               for the Annual Meeting of Stockholders of Anadarko
               Petroleum Corporation to be held April 28, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ANADARKO PETROLEUM CORPORATION




June 28, 1994                                     [MICHAEL E. ROSE]

                                           Michael E. Rose - Senior Vice
                                             President and Chief Financial
                                             Officer

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549




                                 FORM 11-K


                               ANNUAL REPORT




     Pursuant to Section 15(d) of the Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1993

                        Commission File No. 1-8968





                      ANADARKO EMPLOYEE SAVINGS PLAN
                         (Full title of the plan)







                      ANADARKO PETROLEUM CORPORATION
       (Name of issuer of the securities held pursuant to the plan)



                          17001 Northchase Drive
                           Houston, Texas  77060
            (Address, including zip code, of executive offices)

                              (713) 875-1101
                            (Telephone number)




=======================================================================

                       ANADARKO EMPLOYEE SAVINGS PLAN


                                   INDEX
                           FINANCIAL STATEMENTS


                                                                  Page

Statement of Financial Condition, December 31, 1993.........       1

Statement of Financial Condition, December 31, 1992.........       2

Statement of Income and Changes in Plan Equity,
     Year Ended December 31, 1993...........................       3

Statement of Income and Changes in Plan Equity,
     Year Ended December 31, 1992...........................       5

Statement of Income and Changes in Plan Equity,
     Year Ended December 31, 1991...........................       7

Notes to Financial Statements...............................       9

Independent Auditors' Report................................      15



  All schedules are omitted because they are not applicable, not required or the information is included in the Financial Statements or Notes thereto.

                                      ANADARKO EMPLOYEE SAVINGS PLAN
                                     Statement of Financial Condition
                                            December 31, 1993

                                                        Company     Panhandle   Growth Equity   Balanced     Money
PLAN ASSETS                                 Total     Stock Fund   Stock Fund       Fund          Fund     Market Fund

Investments, at market value:
  Anadarko Petroleum Corporation -
    765,600 shares of common stock
    (cost $21,957,662)                   $34,739,100  $34,739,100  $      ---    $      ---  $      ---   $      ---
  Panhandle Eastern Corporation -
    147,715 shares of common stock
    (cost $2,847,252)                      3,508,231          ---   3,508,231           ---         ---          ---
  Twentieth Century Growth Mutual Fund
   160,600 units (cost $3,771,487)         3,597,439          ---         ---     3,597,439         ---          ---
  George Putnam Mutual Fund
    280,868 units (cost $3,937,584)        3,892,831          ---         ---           ---   3,892,831          ---
  Money market investments                10,590,894    2,457,045      78,911           144         202    8,054,592
Employee loans receivable                  2,600,603    2,600,603         ---           ---         ---          ---
Accrued interest and dividends
  receivable                                  61,733       18,901         160           ---      20,860       21,812
Employee contributions receivable            769,118      426,182         ---       135,719     100,260      106,957
Employer receivable                            1,492        1,294         198           ---         ---          ---
Other assets                                 177,305      140,692         ---         2,768      27,350        6,495

                                         $59,938,746  $40,383,817  $3,587,500    $3,736,070  $4,041,503   $8,189,856

LIABILITIES AND PLAN EQUITY

Liabilities                              $   336,554  $    25,252  $      ---    $  138,481  $  110,513   $   62,308
Plan equity                               59,602,192   40,358,565   3,587,500     3,597,589   3,930,990    8,127,548

                                         $59,938,746  $40,383,817  $3,587,500    $3,736,070  $4,041,503   $8,189,856


                              See accompanying notes to financial statements.

                                       ANADARKO EMPLOYEE SAVINGS PLAN
                                      Statement of Financial Condition
                                             December 31, 1992

                                                       Company     Panhandle   Growth Equity    Balanced       Money
PLAN ASSETS                                 Total    Stock Fund   Stock Fund       Fund           Fund      Market Fund

Investments, at market value:
  Anadarko Petroleum Corporation -
    895,357 shares of common stock
    (cost $22,980,655)                  $26,301,111  $26,301,111  $      ---    $      ---   $      ---     $       ---
  Panhandle Eastern Corporation -
    179,161 shares of common stock
    (cost $3,443,250)                     3,000,946          ---   3,000,946           ---          ---             ---
  Twentieth Century Growth Mutual Fund
    39,538 shares (cost $971,864)           969,601          ---         ---       969,601          ---             ---
  George Putnam Mutual Fund
    59,838 shares (cost $852,556)           816,190          ---         ---           ---      816,190             ---
  Money market investments                5,763,168      375,393         ---           ---          ---       5,387,775
Employee loans receivable                 1,780,046    1,780,046         ---           ---          ---             ---
Accrued interest and dividends
  receivable                                 72,141          198      36,959        13,793        5,136          16,055
Employer receivable                           1,472        1,274         198           ---          ---             ---
Other assets                                199,190       87,219       8,075        52,448       51,448             ---
Cash                                            230          113         ---           116          ---               1

                                        $38,904,095  $28,545,354  $3,046,178    $1,035,958     $872,774      $5,403,831

LIABILITIES AND PLAN EQUITY

Liabilities                             $    75,406  $    24,040  $   37,227    $   13,793     $    346      $      ---
Amounts due to participants                 295,822       59,066      40,671        52,916       52,144          91,025
Plan equity                              38,532,867   28,462,248   2,968,280       969,249      820,284       5,312,806

                                        $38,904,095  $28,545,354  $3,046,178    $1,035,958     $872,774      $5,403,831





                              See accompanying notes to financial statements.

                                     ANADARKO EMPLOYEE SAVINGS PLAN
                             Statement of Income and Changes in Plan Equity
                                  For the Year Ended December 31, 1993

                                                        Company     Panhandle  Growth Equity  Balanced     Money
                                              Total    Stock Fund   Stock Fund      Fund         Fund    Market Fund
Investment income:
  Dividends on Anadarko Petroleum
    Corporation common stock             $   231,507  $   231,507  $      ---    $     ---    $    ---     $    ---
  Dividends on Panhandle Eastern
    Corporation common stock                 132,681          ---     132,681          ---         ---          ---
  Dividends on Twentieth Century
    Growth Units                             390,482          ---         ---      390,482         ---          ---
  Dividends on George Putnam Units           297,083          ---         ---          ---     297,083          ---
  Interest earned                            270,520       16,579         711          150         316      252,764

    Total investment income                1,322,273      248,086     133,392      390,632     297,399      252,764

Investment expenses:
  Administrative expenses
    (fees and commissions)                    45,940       42,493       3,447          ---         ---          ---

    Net investment income                  1,276,333      205,593     129,945      390,632     297,399      252,764

Interest income on participant loans         152,063      152,063         ---          ---         ---          ---

Realized gain on investments               2,826,283    2,588,191      212,937       3,143      22,012          ---

Unrealized appreciation
  (depreciation) of investments          $11,313,057  $10,445,812   $1,016,707   $(125,038)   $(24,424)    $    ---

                                                                                            (Continued)



                                      ANADARKO EMPLOYEE SAVINGS PLAN
                        Statement of Income and Changes in Plan Equity (Continued)
                                   For the Year Ended December 31, 1993

                                                         Company     Panhandle   Growth Equity   Balanced     Money
                                             Total     Stock Fund   Stock Fund       Fund         Fund    Market Fund
Contributions:
  Employee                               $ 4,593,415  $ 2,439,141  $      ---    $  866,699   $  510,472   $  777,103
  Employer:
    Cash                                         225          225         ---           ---          ---          ---
    Anadarko Petroleum
      Corporation common
      stock (78,904 shares)                3,176,256    3,176,256         ---           ---          ---          ---
                                           7,769,896    5,615,622         ---       866,699      510,472      777,103
  Interfund transfers                            ---   (5,962,094)   (669,601)    1,664,052    2,408,564    2,559,079
  Additional contributions
    resulting from forfeitures                25,228       25,228         ---           ---          ---          ---

    Total contributions                    7,795,124     (321,244)   (669,601)    2,530,751    2,919,036     3,336,182

Withdrawals:
  Distributions to participants            2,268,307    1,148,870      70,768       171,148      103,317       774,204
  Forfeitures                                 25,228       25,228         ---           ---          ---           ---

    Total withdrawals                      2,293,535    1,174,098      70,768       171,148      103,317       774,204

Increase in plan equity
  during the year                         21,069,325   11,896,317     619,220     2,628,340    3,110,706     2,814,742
Plan equity at beginning of year          38,532,867   28,462,248   2,968,280       969,249      820,284     5,312,806

Plan equity at end of year               $59,602,192  $40,358,565  $3,587,500    $3,597,589   $3,930,990    $8,127,548




                              See accompanying notes to financial statements.

                                      ANADARKO EMPLOYEE SAVINGS PLAN
                              Statement of Income and Changes in Plan Equity
                                   For the Year Ended December 31, 1992


                                                       Company     Panhandle   Growth Equity  Balanced     Money
                                             Total    Stock Fund  Stock Fund        Fund         Fund    Market Fund
Investment income:
  Dividends on Anadarko Petroleum
    Corporation common stock             $  269,799   $  269,799   $     ---     $   ---      $   ---      $    ---
  Dividends on Panhandle Eastern
    Corporation common stock                153,205          ---     153,205         ---          ---           ---
  Dividends on Twentieth Century
    Growth units                             13,793          ---         ---      13,793          ---           ---
  Dividends on George Putnam units           40,921          ---         ---         ---       40,921           ---
  Interest earned                           190,747        3,026         ---         ---          ---       187,721

    Total investment income                 668,465      272,825     153,205      13,793       40,921       187,721

Investment expenses:
  Administrative expenses
    (fees and commissions)                   21,425       19,158       2,257          10          ---           ---

    Net investment income                   647,040      253,667     150,948      13,783       40,921       187,721

Interest income on participant loans        114,368      114,368         ---         ---          ---           ---

Realized gain (loss) on investments         634,237      561,256      76,926      (2,298)      (1,647)          ---

Unrealized appreciation
  (depreciation) of investments          $4,846,916   $4,649,461    $236,084     $(2,263)    $(36,366)     $    ---



                                                                                                         (Continued)



                                     ANADARKO EMPLOYEE SAVINGS PLAN
                        Statement of Income and Changes in Plan Equity (Continued)
                                   For the Year Ended December 31, 1992

                                                        Company     Panhandle  Growth Equity  Balanced       Money
                                             Total     Stock Fund  Stock Fund       Fund        Fund      Market Fund
Contributions:
  Employee                               $ 3,518,876  $ 2,296,444  $      ---    $  130,792   $127,940     $  963,700
  Employer:
    Cash                                       1,858        1,858         ---           ---        ---            ---
    Anadarko Petroleum
      Corporation common
      stock (106,820 shares)               2,648,222    2,648,222         ---           ---        ---            ---
                                           6,168,956    4,946,524         ---       130,792    127,940        963,700
  Interfund transfers                            ---   (1,248,761)   (268,265)      890,027    748,481       (121,482)
  Additional contributions
    resulting from forfeitures                35,161       35,161         ---           ---        ---            ---

    Total contributions                    6,204,117    3,732,924    (268,265)    1,020,819    876,421        842,218

Withdrawals:
  Distributions to participants            2,515,717    1,428,756     258,206        60,792     59,045        708,918
  Forfeitures                                 35,161       35,161         ---           ---        ---            ---

    Total withdrawals                      2,550,878    1,463,917     258,206        60,792     59,045        708,918

Increase (decrease)in plan equity
  during the year                          9,895,800    7,847,759     (62,513)      969,249    820,284        321,021
Plan equity at beginning of year          28,637,067   20,614,489   3,030,793           ---        ---      4,991,785

Plan equity at end of year               $38,532,867  $28,462,248  $2,968,280    $  969,249   $820,284     $5,312,806






                              See accompanying notes to financial statements.

                                   ANADARKO EMPLOYEE SAVINGS PLAN
                           Statement of Income and Changes in Plan Equity
                                For the Year Ended December 31, 1991


                                                        Company     Panhandle     Money
                                             Total     Stock Fund  Stock Fund  Market Fund
Investment income:
  Dividends on Anadarko Petroleum
    Corporation common stock             $   218,578  $   218,578  $    ---      $    ---
  Dividends on Panhandle Eastern
    Corporation common stock                 159,461          ---   159,461           ---
  Interest earned                            264,128        6,165       ---       257,963

    Total investment income                  642,167      224,743   159,461       257,963

Investment expenses:
  Administrative expenses
    (fees and commissions)                    37,119        5,575     1,155        30,389

    Net investment income                    605,048      219,168   158,306       227,574

Interest income on participant loans         103,851       92,774       ---        11,077

Realized gain (loss) on investments          (97,666)    (164,260)   66,594           ---

Unrealized appreciation
  (depreciation) of investments          $(3,197,984) $(3,757,744) $559,760      $    ---

                                                                                       (Continued)



                                   ANADARKO EMPLOYEE SAVINGS PLAN
                     Statement of Income and Changes in Plan Equity (Continued)
                                For the Year Ended December 31, 1991


                                                        Company     Panhandle       Money
                                             Total     Stock Fund  Stock Fund    Market Fund
  Contributions:
    Employee                             $ 3,299,183  $ 2,203,802  $     ---     $1,095,381
    Employer:
      Cash                                    30,939          550        ---         30,389
      Anadarko Petroleum Corporation
        common stock (100,874 shares)      2,626,756    2,626,756        ---            ---

                                           5,956,878    4,831,108        ---      1,125,770
    Interfund transfers                          ---      168,634   (105,803)       (62,831)
    Additional contributions resulting
      from forfeitures                         9,069        9,069        ---            ---

      Total contributions                  5,965,947    5,008,811   (105,803)     1,062,939

  Withdrawals:
    Distributions to participants            941,776      607,016     82,318        252,442
    Forfeitures                                9,069        9,069        ---            ---

      Total withdrawals                      950,845      616,085     82,318        252,442

  Increase in plan equity during the year  2,428,351      782,664    596,539      1,049,148
  Plan equity at beginning of year        26,208,716   19,831,825  2,434,254      3,942,637

  Plan equity at end of year             $28,637,067  $20,614,489 $3,030,793     $4,991,785




                          See accompanying notes to financial statements.

                        ANADARKO EMPLOYEE SAVINGS PLAN

                        NOTES TO FINANCIAL STATEMENTS
             For the Years Ended December 31, 1991, 1992 and 1993


1.   Summary of Significant Accounting Policies

Basis of Presentation   The accounts of the Anadarko Employee Savings Plan
(Plan) are maintained on an accrual basis. Assets of the Plan are presented at market value.

Expenses   All trustee fees, brokerage fees and other expenses incident to the administration of the Plan may be paid by Anadarko Petroleum Corporation (Anadarko, the Company or the Employer) and, if not paid by the Company, shall be paid by Plan. In 1991, 1992 and 1993, the Company elected to pay the Plan for the trustee fees and presently intends to continue to do so although the Company can, at its discretion, discontinue this practice.

Investments   On each valuation date, as defined, securities held by the Plan are valued at market value and the increase or decrease in the value of securities held, plus any net income or loss of the Plan, is allocated to the participants' accounts. Market value is based on the closing market price of the securities at December 31. Security transactions are recorded on a trade-date basis.

For 1991, 1992 and 1993, realized gains and losses were based on the difference between market values of the withdrawn securities at the trade date and the market value at January 1, 1991, 1992 and 1993, respectively. If no shares existed at the beginning of the period, realized gains and losses reported on withdrawals of securities were based on the difference between market values of the withdrawn securities at the trade date and the average cost to the Plan.

Employee loans receivable are valued at cost, which approximates fair value.

2.   Description of the Plan

The Plan was adopted by the Company's Board of Directors (Board) and approved by its sole stockholder on August 27, 1986. The Plan was subsequently restated
effective January 1, 1989.   The first amendment to the Plan was executed on
May 12, 1992 and contained technical changes required as a result of the issuance of final Treasury Regulations in connection with the Tax Reform Act of 1986. The Plan was amended again, effective July 1, 1992 or earlier, primarily to allow additional investment options, to allow the participants to make more frequent changes to their accounts and for other technical changes. The financial statements and accompanying notes relate to the Plan as in effect on December 31, 1993.

The purpose of the Plan is to encourage and assist employees in accumulating retirement savings, to provide a means for employees to have an ownership interest in common stock of the Company (Company Stock) and to encourage employees to remain in the employ of the Company, its subsidiaries and affiliates. The Plan has been adopted exclusively to provide benefits for employees participating in the Plan (Members) and their beneficiaries, and no part of the corpus or income of the trust fund (Trust) established pursuant to the Plan to hold contributions of Members and the Company may be used for any purpose other than to provide such benefits and defray reasonable expenses of administering the Plan.

                        ANADARKO EMPLOYEE SAVINGS PLAN

The Plan is a defined contribution plan that is qualified under Section 401 of the Internal Revenue Code of 1986, as amended (Code). See Note 4. All regular employees of the Company are eligible to participate in the Plan upon employ-ment. Participation is voluntary. Directors and officers who are also employees of the Company may participate on the same basis as all other employees. Members may contribute to the Plan up to 12% of their compensa-ion, which includes base salary or wages, as well as overtime and incentive bonuses (excluding override payments, front-end bonuses and other special payments). The Company will match 100% of a Member's contributions up to a maximum of 6% of such Member's compensation.

Contributions by a Member are always the Member's property and not subject to vesting. A Member has a 100% vested right to Employer matching contributions after three years of service or upon death, retirement, disability or a change of control of the Company. In addition, a Member will have a 100% vested right to Employer matching contributions if his employment is terminated by reason of a reduction in force or termination of the Company's business operations at a geographic location. Subject to certain restrictions, Members may elect to have amounts distributed from the Plan to them prior to termination of employment through withdrawals or loans from the Plan. Contributions to the Plan are subject to certain limitations under the Code.

The Employer contribution account of an employee who terminates employment prior to the time that he or she is vested will be forfeited by the employee. For 1991, 1992 and 1993, employee forfeitures were $9,069, $35,161 and $25,228, respectively. Forfeitures do not affect total equity of the Plan but merely reduce Employer contributions in the following quarter.

3.   Investment Programs

Employer Contributions   The Employer contribution accounts of Members will
be invested in Company Stock.

Investment Options for Tax-Deferred Contributions and After-Tax Contributions Each Member may designate the manner in which the amounts allocated to their tax-deferred savings account and their after-tax savings account shall be invested. The Company added Options 2 and 3 beginning July 1992. The following is a listing of options:

Option 1 In shares of Company Stock. Amounts invested under Option 1 shall be invested along with Employer matching contributions as one fund referred to as the "Company Stock Fund".

                        ANADARKO EMPLOYEE SAVINGS PLAN

Option 2 In such general fixed income and equity investments (other than Company Stock unless purchased indirectly via a mutual fund investment) as the Trustee may determine. Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines and criteria which are consistent with this Option 2. Amounts invested under this Option 2 shall be invested as one fund referred to as the "Balanced Fund".

Option 3 In such general equity investments (other than Company Stock unless purchased indirectly via a mutual fund investment) as the Trustee may determine. Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines and criteria which are consistent with this Option 3. Amounts invested under Option 3 shall be invested as one fund referred to as the "Growth Equity Fund".

Option 4     In such money market investments as the Trustee may determine.
             Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines
             and criteria which are consistent with this Option 4.    Amounts
             invested under Option 4 shall be invested as one fund referred to as the "Money Market Fund".

A Member may designate one of such options for all of the contributions to their tax-deferred savings account and their after-tax savings account or a Member may designate a percentage in 10% increments of the contributions to their tax-deferred savings account and their after-tax savings account to be invested pursuant to each option. Invested funds of Members can be transferred between funds at the election of the Member, subject to certain restrictions as defined in the Plan. The amount of such transfers are reported as interfund transfers in the Statement of Income and Changes in Plan Equity.

As of December 31, 1993, a total of 454 Members were investing their contribu-tions in the Company Stock Fund, 100 Members were investing their contribu-butions in the Money Market Fund, 39 Members were investing their contributions in the Growth Equity Fund, 24 Members were investing their contributions in the Balanced Fund and 399 Members were investing their contributions in a combina-tion of each.

                        ANADARKO EMPLOYEE SAVINGS PLAN

A separate stock fund (Panhandle Stock Fund) was established to maintain the Panhandle Eastern Corporation common stock received under the Plan from the Panhandle Eastern Corporation and Participating Affiliates Employees' Stock Purchase and Savings Plan in 1987. Contributions or transfers of previously invested funds to the Panhandle Stock Fund are not permitted. Members are allowed to transfer funds from the Panhandle Stock Fund to any of the other funds. Dividends from Panhandle Eastern Corporation Common Stock are reinvested in Panhandle Eastern Corporation Common Stock.

4.   Federal Income Taxes

The Company has received a favorable determination letter from the Internal Revenue Service that (i) the Plan as restated effective January 1, 1989 met the requirements of section 401(a) of the Code and the Trust established thereunder is exempt from federal income tax under section 501(a) of the Code and (ii) the provisions of the Plan as restated effective January 1, 1989 regarding tax-deferred contributions constituted a qualified cash or deferred arrangement within the meaning of section 401(k) of the Code.

The Company is entitled to deduct for federal income tax purposes the amount of its tax-deferred contributions and Employer matching contributions made to the Plan. In general, neither such contributions to the Plan nor the income of the Trust earned thereon and earned on Members' after-tax contributions to the Plan will be taxable to Members as income prior to the time such Members receive a distribution from the Plan. A Member's after-tax contributions to the Plan are not deductible from their taxable income. A Member's tax-deferred contributions are excluded from their taxable income for the year contributions are made, except for any amounts which exceed limitations under the Code.

Certain tax consequences apply upon withdrawal and distribution of amounts in a Member's accounts, therefore a Member should seek tax advice prior to requesting a withdrawal or distribution.

                          ANADARKO EMPLOYEE SAVINGS PLAN


5.   Realized Gain (Loss) on Investments

The realized gain (loss) on investments for the years ended December 31, 1991, 1992 and 1993 were computed as follows:

                                     Company     Panhandle  Growth Equity   Balanced
                         Total     Stock Fund   Stock Fund       Fund         Fund

   1991
   Total proceeds    $ 1,706,400  $ 1,406,910   $299,490      $      ---   $    ---
   Total costs         1,804,066    1,571,170    232,896             ---        ---
   Net realized
    gain (loss)          (97,666)    (164,260)    66,594             ---        ---

   1992
   Total proceeds      4,973,532    4,222,432    505,289         145,076    100,735
   Total costs         4,339,295    3,661,176    428,363         147,374    102,382
   Net realized
    gain (loss)          634,237      561,256     76,926          (2,298)    (1,647)

   1993
   Total proceeds     14,877,723   12,050,818    793,273       1,399,553    634,079
   Total costs        12,051,440    9,462,627    580,336       1,396,410    612,067
   Net realized
    gain             $ 2,826,283  $ 2,588,191   $212,937      $    3,143   $ 22,012


                                   ANADARKO EMPLOYEE SAVINGS PLAN


6.   Unrealized Appreciation (Depreciation) of Investments

A reconciliation of unrealized appreciation (depreciation) of investments at the beginning and end of
1991, 1992 and 1993 and the changes therein are as follows:

                                                Company      Panhandle  Growth Equity  Balanced
                                      Total    Stock Fund   Stock Fund       Fund        Fund

Appreciation (depreciation)
  at January 1, 1991             $   921,360  $ 2,400,355  $(1,478,995)  $     ---     $    ---

Sales and purchases
  during 1991                        (61,691)    (194,174)     132,483         ---          ---
Appreciation (depreciation)
  of securities during 1991       (3,197,984)  (3,757,744)     559,760         ---          ---

Depreciation at
  December 31, 1991               (2,338,315)  (1,551,563)    (786,752)        ---          ---

Sales and purchases
  during 1992                        330,922      222,558      108,364         ---          ---
Appreciation (depreciation)
  of securities during 1992        4,846,916    4,649,461      236,084      (2,263)     (36,366)

Appreciation (depreciation)
  at December 31, 1992             2,839,523    3,320,456     (442,304)     (2,263)     (36,366)

Sales and purchases
  during 1993                       (928,963)    (984,830)      86,576      (46,746)     16,037
Appreciation (depreciation)
  of securities during 1993       11,313,057   10,445,812    1,016,707     (125,038)    (24,424)

Appreciation (depreciation)
  at December 31, 1993           $13,223,617  $12,781,438  $   660,979    $(174,047)   $(44,753)


                       INDEPENDENT AUDITORS' REPORT




The Administrative Committee
Anadarko Employee Savings Plan:


We have audited the accompanying statements of financial condition of the Anadarko Employee Savings Plan (the Plan) as of December 31, 1993 and 1992, and the related statements of income and changes in plan equity for each of the years in the three-year period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan as of December 31, 1993 and 1992 and the results of its operations and the changes in plan equity for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.


                                       [KPMG PEAT MARWICK]




Houston, Texas
June 28, 1994

Exhibit



                        INDEPENDENT AUDITORS' CONSENT





The Administrative Committee
Anadarko Employee Savings Plan:


We consent to incorporation by reference in the Registration Statement (File No. 33-8643) on Form S-8 and S-3 of Anadarko Petroleum Corporation of our report dated June 28, 1994, relating to the statements of financial condition of the Anadarko Employee Savings Plan as of December 31, 1993 and 1992 and the related statements of income and changes in plan equity for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 Annual Report on Form 11-K of the Anadarko Employee Savings Plan.


                                       [KPMG PEAT MARWICK]


Houston, Texas
June 28, 1994