Form 10-Q
period 1994-06-30
ANADARKO PETROLEUM CORP
filed 1994-08-15
CIK 773910

==============================================================================


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549


                                FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended: June 30, 1994
                      Commission File Number: 1-8968

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

     The number of shares outstanding of each of the registrant's classes of common stock as of July 29, 1994 is shown below:

                                                  Number of Shares
            Title of Class                           Outstanding

     Common Stock, $0.10 par value                    58,787,674


==============================================================================

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANADARKO PETROLEUM CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                         Three Months Ended   Six Months Ended
                                                June 30            June 30
                thousands                   1994      1993      1994     1993

Revenues
  Gas sales                              $ 77,435  $ 71,514  $176,436 $154,624
  Oil and condensate sales                 33,167    33,143    59,182   66,456
  Natural gas liquids and other             8,934     7,814    15,891   20,715
  Total                                   119,536   112,471   251,509  241,795

Costs and Expenses
  Operating expenses                       27,271    23,988    52,524   48,181
  Administrative and general               15,504    15,114    29,883   28,055
  Depreciation, depletion and
    amortization                           42,978    37,904    90,683   83,482
  Other taxes                              10,954    10,073    21,787   21,187
  Provisions for impairments of
    international properties                  ---       ---       ---    4,700
  Total                                    96,707    87,079   194,877  185,605

  Operating Income                         22,829    25,392    56,632   56,190
Other Income                                  943     2,039     1,175    2,289

  Gross Income                             23,772    27,431    57,807   58,479
Interest Expense                            6,703     7,975    13,717   16,343

  Income before Income Taxes and
    Cumulative Effect of Changes
    in Accounting Principles               17,069    19,456    44,090   42,136
Income Taxes                                5,386     7,086    15,345   14,488
  Net Income before Cumulative Effect of
    Changes in Accounting Principles       11,683    12,370    28,745   27,648
Cumulative Effect of Changes in
  Accounting Principles                       ---       ---       ---   77,403

Net Income                               $ 11,683  $ 12,370  $ 28,745 $105,051

Per Common Share
  Net income before cumulative effect of
    changes in accounting principles $ 0.20 $ 0.22 $ 0.49 $ 0.50 Cumulative effect of changes in
    accounting principles                     ---       ---       ---     1.39
  Net income                                 0.20      0.22      0.49     1.88
  Dividends                              $  0.075  $  0.075  $   0.15 $   0.15

Average Number of Shares Outstanding       58,762    56,278    58,727   55,814


          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)



                                                    June 30,   December 31,
            thousands                                 1994         1993

ASSETS
Current Assets
  Cash and cash equivalents                       $   56,339  $   17,799
  Accounts receivable                                 93,514     110,486
  Inventories, at average cost                        12,288       9,551
  Prepaid expenses                                       445       3,025
  Total                                              162,586     140,861

Properties and Equipment
  Original cost                                    3,424,984   3,266,825
  Less accumulated depreciation, depletion
    and amortization                               1,511,813   1,425,098
  Net properties and equipment - based on
    the full cost method of accounting
    for oil and gas properties                     1,913,171   1,841,727

Deferred Charges                                      32,421      40,198

                                                  $2,108,178  $2,022,786
























          See accompanying notes to consolidated financial statements.

                          ANADARKO PETROLEUM CORPORATION

                      CONSOLIDATED BALANCE SHEET (continued)
                                   (Unaudited)

                                                     June 30,   December 31,
              thousands                                1994         1993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable
    Trade and other                                $   81,536   $   92,311
    Banks                                              10,978       13,328
  Accrued expenses
    Interest                                            7,877        7,663
    Taxes and other                                    16,273       12,715
  Total                                               116,664      126,017

Long-term Debt                                        606,292      542,500

Deferred Credits
  Deferred income taxes                               437,894      424,293
  Other                                                61,565       65,810
  Total                                               499,459      490,103

Stockholders' Equity
  Common stock, par value $0.10
    (200,000,000 shares authorized,
    58,779,402 and 58,668,407 shares issued
    and outstanding as of June 30, 1994
    and December 31, 1993, respectively)                5,924        5,912
  Preferred stock, par value $1.00
    (2,000,000 shares authorized, no
    shares issued as of June 30, 1994
    and December 31, 1993)                                ---          ---
  Paid-in capital                                     240,168      236,001
  Retained earnings (as of June 30, 1994,
    $235,763,000 was not restricted
    as to the payment of dividends)                   643,460      625,308
  Deferred compensation                                (3,434)      (3,055)
  Treasury stock (6,234 shares as of
    June 30, 1994)                                       (355)         ---
  Total                                               885,763      864,166

                                                   $2,108,178   $2,022,786







           See accompanying notes to consolidated financial statements.

                          ANADARKO PETROLEUM CORPORATION

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                                June 30
                  thousands                                 1994      1993
Cash Flow from Operating Activities
  Net income                                              $ 28,745  $105,051
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation, depletion and amortization             90,683     83,482
      Amortization of restricted stock                        554      1,018
      Deferred income taxes                                14,964     12,873
      Cumulative effect of changes in
        accounting principles                                 ---    (77,403)
      Provisions for impairments of international
        properties                                            ---      4,700
                                                          134,946    129,721
      Decrease in accounts receivable                      16,972     28,256
      (Increase) decrease in inventories                   (2,737)       137
      Decrease in accounts payable - trade and
        other and accrued expenses                         (7,003)   (10,519)
      Other items - net                                     6,402        186
  Net cash from operating activities                      148,580    147,781

Cash Flow from Investing Activities
  Additions to properties and equipment                  (222,784)  (108,684)
  Sales and retirements of properties and equipment        57,960      1,992
  Net cash used in investing activities                  (164,824)  (106,692)

Cash Flow from Financing Activities
  Additions to debt                                        74,792    150,021
  Retirements of debt                                     (11,000)  (190,500)
  Increase (decrease) in accounts payable, banks           (2,350)       411
  Dividends paid                                           (8,811)    (8,323)
  Issuance of common stock                                  3,246      3,811
  Issuance of treasury stock                                  ---        632
  Purchase of treasury stock                                 (355)      (179)
  Net cash from (used in) financing activities             55,522    (44,127)

Effect of Exchange Rate Changes on Cash                      (738)       (64)

Net Increase (Decrease) in Cash and Cash
  Equivalents                                              38,540     (3,102)

Cash and Cash Equivalents at Beginning of Period           17,799     14,833

Cash and Cash Equivalents at End of Period               $ 56,339   $ 11,731


           See accompanying notes to consolidated financial statements.

                       ANADARKO PETROLEUM CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1.Summary of Accounting Policies   Anadarko Petroleum Corporation is engaged in
the exploration, development, production and marketing of gas, oil and natural gas liquids. The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are Anadarko Gathering Company, Anadarko Marketing Company, Anadarko Trading Company, Anadarko Petroleum of Canada Ltd. and Anadarko Algeria Corporation.

Effective January 1, 1993, Anadarko adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which resulted in an increase to net income of $87,071,000 and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which resulted in a decrease to net income of $9,668,000.

2.Inventories     The major classes of inventories are as follows:

                                                      June 30,  December 31,
               thousands                                1994        1993

     Materials and supplies                           $ 9,279       $8,226
     Natural gas liquids, stored in inventory           3,009        1,325
                                                      $12,288       $9,551

3.Properties and Equipment     Oil and gas properties include costs of
$278,310,000 and $180,933,000 at June 30, 1994 and December 31, 1993,
respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.   Long-term Debt     A summary of long-term debt follows:

                                                      June 30,  December 31,
             thousands                                  1994        1993

     Notes Payable, Banks                            $131,500     $142,500
     Commercial Paper                                  74,792          ---
     8 3/4% Notes due 1998                            100,000      100,000
     8 1/4% Notes due 2001                            100,000      100,000
     6 3/4% Notes due 2003                            100,000      100,000
     5 7/8% Notes due 2003                            100,000      100,000
                                                     $606,292     $542,500

                       ANADARKO PETROLEUM CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)



4.Long-term Debt (continued)

In May 1994, the Company entered into a $250,000,000 Revolving Credit Agreement and a $150,000,000 364-Day Credit Agreement with a group of 11 commercial banks. Interest rates are based on either the reference rate, the rate of certificate of deposit, the Eurodollar rate or a combination thereof. The Agreements provide for commitment fees on the unused balances at a rate of 18.5/100 of one percent and 12.5/100 of one percent for the Revolving Credit Agreement and 364-Day Credit Agreement, respectively. The Revolving Credit Agreement will expire in 1999. The Agreements replaced the Revolving Credit Agreement entered into in February 1992. As of June 30, 1994, there were no outstanding borrowings under these Agreements.

The notes payable to banks have been classified as long-term debt in accordance with SFAS 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko s $250,000,000 Revolving Credit Agreement.

5.Statement of Cash Flows Supplemental Information     The amounts of cash
paid for interest (net of amounts capitalized) and income taxes are as follows:

                                              Six Months Ended
                                                   June 30
                thousands                      1994      1993

     Interest                                $12,472    $14,381
     Income taxes                            $   628    $ 5,137

In July 1993, $99,778,000 principal amount of 6 1/4% Convertible
Subordinated Debentures due 2014 were converted into 2,917,276 shares of Anadarko Common Stock.

6.Contingencies - Environmental     On December 17, 1993, the Company received
a notice from the Department of Justice in the State of California indicating the Company may be a Potentially Responsible Party (PRP) for the study, cleanup and closure of the waste facility owned by Geothermal, Inc.
in Middletown, California (the GI site ). Anadarko s records indicate the disposal of a limited number of barrels of drilling mud at the GI site in 1982. During the first quarter of 1994, the Company, along with other PRPs, became a party to a Cost Sharing, Joint Defense and Confidentiality
Agreement, effective October 20, 1993. The Company believes its share of costs in connection with the cleanup of the GI site will be approximately $35,000 to $70,000.

                       ANADARKO PETROLEUM CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)



7.The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of June 30, 1994 and December 31, 1993, the results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

For the second quarter of 1994, Anadarko's net income was $11.7 million (20 cents per share) compared to net income of $12.4 million (22 cents per share) for the second quarter of 1993. For the first six months of 1994, Anadarko's net income was $28.7 million (49 cents per share). This compares to net income, before changes in accounting principles, of $27.6 million (50 cents per share) for the same period of 1993. Including the cumulative effect of changes in accounting principles, net income for the first six months of 1993 was $105.1 million ($1.88 per share).

Operating Results

Revenues for the second quarter of 1994 were $119.5 million, up six percent compared to $112.5 million for the second quarter of 1993. The increase in revenues for the second quarter of 1994 is due primarily to higher volumes of natural gas, oil and natural gas liquids (NGLs), which more than offset declines in natural gas and oil prices. Although oil prices have rebounded in recent weeks, prices during the second quarter of 1994 were still more than $2 per barrel lower than the second quarter of 1993.

Revenues for the first six months of 1994 were $251.5 million, an increase of four percent compared to $241.8 million for the same period of 1993. The in-crease in revenues for the first six months of 1994 is due primarily to higher production volumes of natural gas and oil, which more than offset declines in oil and NGLs prices. The following table shows the Company s volumes and U.S. prices for the three and six months ended June 30, 1994 and 1993:


                                          Three Months Ended
                                                June 30          % Increase
                                            1994       1993      (Decrease)

  Natural gas, million cubic feet          42,957     34,754         24
  Price per thousand cubic feet           $  1.74    $  2.05        (15)

  Crude oil and condensate,
    thousand barrels                        2,119      1,903         11
  Price per barrel                        $ 15.66    $ 17.74        (12)

  Natural gas liquids,
    thousand barrels                          644        442         46
  Price per gallon                        $  0.30    $  0.31         (3)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



                                            Six Months Ended
                                                 June 30        % Increase
                                            1994       1993     (Decrease)

  Natural gas, million cubic feet          91,185     81,560        12
  Price per thousand cubic feet           $  1.89    $  1.88         1

  Crude oil and condensate,
    thousand barrels                        4,255      3,834        11
  Price per barrel                        $ 14.03    $ 17.70       (21)

  Natural gas liquids,
    thousand barrels                        1,293      1,249         4
  Price per gallon                        $  0.26    $  0.33       (21)

    See "Natural Gas Volumes, Prices and Markets" and "Crude Oil,
         Condensate and Natural Gas Liquids Volumes and Prices".


Costs and expenses during the second quarter of 1994 were $96.7 million, an in-crease of 11 percent compared to $87.1 million for the second quarter of 1993. For the first six months of 1994, costs and expenses totaled $194.9 million compared to $185.6 million for the first six months of 1993. Higher costs and expenses for 1994 primarily relate to the higher production volumes which resulted in higher depreciation, depletion and amortization expense. The year to date 1993 costs and expenses included $4.7 million in impairments for international properties recorded in the first quarter of 1993.

Interest expense for the second quarter of 1994 decreased 16 percent to $6.7 million compared to $8.0 million for the second quarter of 1993. For the first six months of 1994, interest expense was $13.7 million, a decrease of 16 per-cent compared to $16.3 million for the same period of 1993. The decreases were due primarily to higher amounts of capitalized interest during 1994 related to an increase in costs excluded from amortization as a result of the offshore lease acquisitions in 1994.

Natural Gas Volumes, Prices and Markets     During the second quarter of 1994,
Anadarko produced 43.0 billion cubic feet (Bcf) or 472 million cubic feet per day (MMcf/d) of natural gas, up 24 percent compared to 34.8 Bcf or 382 MMcf/d of gas in the second quarter of 1993. Anadarko's average U.S. gas price during the second quarter of 1994 was $1.74 per thousand cubic feet (Mcf), a 15 per-cent decrease from $2.05 per Mcf in the second quarter of 1993. The increase in gas production stems primarily from higher production allowables in the Hugoton Field of Kansas and the West Panhandle Field of Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)





For the first half of 1994, Anadarko produced 91.2 Bcf or 504 MMcf/d of gas, up 12 percent compared to 81.6 Bcf or 451 MMcf/d of gas for the same period of 1993. The Company's average U.S. gas price for the first six months of 1994 was $1.89 per Mcf, a one percent increase from $1.88 per Mcf for the same period of 1993.

Historically, natural gas sales markets have been highly seasonal because of the increase in residential heating demand during the winter. Due to this seasonality, Anadarko's natural gas prices and production volumes and, therefore, financial results have traditionally been stronger in the first and fourth quarters.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices    Anadarko s
crude oil and condensate production for the second quarter of 1994 increased 11 percent to 2.1 million barrels (MMBbls) from 1.9 MMBbls in the second quarter of 1993. Anadarko's average U.S. oil price was down 12 percent to $15.66 per barrel in the second quarter of 1994 compared to $17.74 per barrel for the same period in 1993. However, during the second quarter of 1994, the Company's average U.S. oil price improved from $12.36 per barrel in the first quarter of 1994.

For the first six months of 1994, crude oil and condensate production was 4.3 MMBbls, an increase of 11 percent compared to 3.8 MMBbls for the same period of 1993. Anadarko's average U.S. oil price for the first half of 1994 was $14.03 per barrel, a decrease of 21 percent compared to $17.70 per barrel for the same period of 1993.

The increases in oil production is due primarily to higher volumes from several waterflood oil projects in Southwest Kansas and West Texas.

Generally, the Company's oil and condensate production is sold on a monthly basis as it is produced. Production of oil is usually not affected by seasonal swings in market prices.

NGLs sales volumes were up 46 percent to 644 thousand barrels (MBbls) at an average price of 30 cents per gallon for the second quarter of 1994. This compares to 442 MBbls at an average price of 31 cents per gallon for the same period of 1993. The increase in volumes is due primarily to higher gas production volumes and an increase in product sold from inventory.

NGLs volumes for the first six months of 1994 were up four percent to 1,293 MBbls at an average price of 26 cents per gallon compared to 1,249 MBbls at an average price of 33 cents per gallon during the same period of 1993. The increase in volumes is due primarily to higher gas production volumes offset by an increase in product stored in inventory.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




Capital Expenditures, Liquidity and Dividends

During the first six months of 1994, Anadarko's capital spending (including capitalized interest and overhead) was $222.4 million compared to $110.0 mill-ion in the same period of 1993. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities. The increase in capital expenditures for 1994 includes $72 million for offshore leases in the Gulf of Mexico that were acquired in March 1994.

Net cash from operating activities for the first half of 1994 was $148.6 mill-compared to $147.8 million in the first six months of 1993.

Anticipated higher cash flows and proceeds from divestitures have led the Company to increase its original capital budget for 1994 from $370 million to $460 million, an increase of 24 percent. The Company's revised spending budget includes increased investments in offshore leases, exploratory drilling onshore and offshore U.S., and construction of platforms and other development facili-ties in the Gulf of Mexico.

In 1994, the Company has received $55 million (of which $31 million was recei-ved during the second quarter) from the sale of properties in Canada, Arkansas, Louisiana and eastern Oklahoma. In addition, the Company expects to offer a package of Rocky Mountain properties for sale later this year.

The Company believes cash flows and existing available credit facilities will be sufficient to meet capital and operating requirements during the remainder of 1994. However, Anadarko may pursue other financing options to reduce or stabilize interest costs.

In May 1994, the Company entered into a $250 million Revolving Credit Agreement and a $150 million 364-Day Credit Agreement with a group of 11 commercial banks. These Agreements replaced the Revolving Credit Agreement entered into in February 1992. As of June 30, 1994, there were no outstanding borrowings under these Agreements.

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock outstanding. The dividend is payable on September 28, 1994 to stockholders of record on September 14, 1994. The amount of future dividends for Anadarko will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Exploration and Development Drilling

During the second quarter of 1994, Anadarko participated in a total of 56 wells, including 25 oil wells, 24 gas wells and seven dry holes. This compares to a total of 47 wells, including 25 oil wells, 18 gas wells and four dry holes during the second quarter of 1993. For the first six months of 1994, Anadarko participated in a total of 128 wells, including 69 oil wells, 39 gas wells and 20 dry holes. This compares to a total of 80 wells, including 40 oil wells, 27 gas wells and 13 dry holes during the first six months of 1993. Anadarko made several significant completions during the quarter.

Gulf of Mexico     The results of Mahogany No. 2, a well located at Ship Shoal
349, that began drilling in January 1994, were announced in August 1994. Mahogany No. 2 tested at a flow rate of 4,366 barrels of oil per day (BOPD) and
5.3 MMcf/d of gas, with no water, through a 5/16 inch choke with 6,287 pounds per square inch (psi) of flowing tubing pressure. The well was drilled to a total depth of 19,100 feet. Anadarko owns a 37.5 percent working interest in the field.

In July 1994, Anadarko and partners announced test results from their second sub-salt discovery named "Teak". The well is located offshore Louisiana on South Timbalier South Addition Block 260. Teak evaluated part of a three-block prospect covering South Timbalier Blocks 259, 260 and 283. Four zones were tested in the well below the salt from 12,000 to 16,600 feet measured depth. Combined, three zones tested 4,431 BOPD and 7.8 MMcf/d of natural gas. The fourth zone produced water with no hydrocarbons. However, the well suffered severe mechanical problems during drilling operations and the wellbore was plugged and abandoned. Further evaluation is needed to determine if the discovery is commercial. Phillips Petroleum Company (Phillips), the operator, and Anadarko each have a 50 percent working interest in the well.

In June 1994, Anadarko and partner Phillips announced their third sub-salt prospect named "Mesquite" was a dry hole. The well is located offshore Louisiana at Vermilion Block 349 and was drilled to a total depth of 16,146 feet. Anadarko, the operator, and Phillips each own a 50 percent working interest in the block.

Anadarko expects to drill two to three additional sub-salt wells in the remainder of 1994.

Algeria     In May 1994, results from two wildcat wells drilling on Block 404 were announced. The Hassi Berkine East No. 1 (HBE-1) was plugged and abandoned after reaching a total depth of 14,025 feet in the Devonian formation. The well tested at non-commercial rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




The Berkine East No. 1 (BKE-1) began drilling in March 1994 and reached its first pay objective in mid-May. The BKE-1 encountered 165 feet of net oil pay in Triassic sands, with sample fluids indicating 42 degree API crude oil. At the end of July 1994, the BKE-1 was still testing.

In May 1994, Anadarko and partners announced plans for the development of the Hassi Berkine Oil Field.

Golden Trend     In the second quarter of 1994, Anadarko had seven completions in the Golden Trend, located in central Oklahoma. In the Bradley Field, the Mitchusson "A" No. 1-29 well flowed 466 BOPD and 1.9 MMcf/d of gas with flowing tubing pressure of 1,620 psi through a 1/4 inch choke. Anadarko is the oper-ator and has a 75 percent working interest in the well. The Wells No. 1-28 was completed, flowing 57 BOPD and 703 thousand cubic feet per day (Mcf/d) from four intervals. Anadarko owns a 42 percent working interest in the well.

Also from the Bradley Field, the Askins "A" No. 1-2 flowed 447 BOPD and 1.2 MMcf/d of gas with flowing tubing pressure of 550 psi. The Maurer "B" No. 1-21 flowed 120 BOPD and 1.5 MMcf/d of gas with flowing tubing pressure of 190 psi. Anadarko owns a 100 percent working interest in both wells.

In the Lindsay North Field in McClain County, Oklahoma, the Keith "A" No. 3-19 flowed 108 BOPD and 1.2 MMcf/d of gas from a 7/16 inch choke with flowing tubing pressure of 500 psi. Anadarko owns a 68.8 percent working interest in the well.

The Ivey "A" No. 1-27 was completed in the Antioch Southwest Field in Garvin County, Oklahoma. The well flowed 125 BOPD and 1.2 MMcf/d of gas from a 9/16 inch choke. Anadarko owns a 94.5 percent working interest in the well.

In Grady County, Oklahoma, the Simms "A" No. 1-2 flowed 174 BOPD and 1.8 MMcf/d of gas through a 3/8 inch choke with flowing tubing pressure of 850 psi. Anadarko owns an 80.5 percent working interest in the well.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




Southwest Kansas/Hugoton     In the Gentzler Field in Stevens County, Kansas,
the Perry "A" No. 2 tested at 1.5 MMcf/d of gas with both shut-in tubing pressure and casing pressure of 1,100 psi. The Ratcliff "B" No. 2 was reported with flow potential of 2.9 MMcf/d of gas with shut-in pressure on both tubing and casing pressure in excess of 1,300 psi. Anadarko own a 100 percent interest in both wells.

In the Stirrup Field in Morton County, Kansas, the Callahan "A" No. 1 yielded
5.2 MMcf/d of gas through a one-inch choke. Anadarko owns a 100 percent working interest in the well.

The Hitch Unit No. 3-3, in Seward County, Kansas, flowed 600 BOPD and 20 Mcf/d of gas. Anadarko owns a 90 percent working interest in the well.

Permian Basin/West Texas     In Irion County, Texas, the Ketchum Mountain
(Clearfork) Unit No. 33-03 was completed. The well flowed 216 BOPD and 300 Mcf/d of gas from a 5/16 inch choke. Anadarko is operator and owns an 88.6 percent working interest in the well.

On July 1, 1994, Anadarko finalized a like-kind property exchange with Phillips. Anadarko traded its small working interest in three mature secon-dary units operated by Phillips for a 100 percent working interest in three primary producing leases surrounded by and adjacent to the Goldsmith Cummins Deep Unit. The Company plans to initiate waterflood operations on these leases early next year.

                         Part II.   OTHER INFORMATION



     Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

                                                            Orginally Filed
         Exhibit No.          Description                      As Exhibit

         4(a)      Revolving Credit Agreement Dated as      4.1 to Form S-8
                   of May 24, 1994                          dated July 8, 1994

         4(b)      364-Day Credit Agreement Dated as of     4.2 to Form S-8
                   May 24, 1994                             dated July 8, 1994


     (b)   Reports on Form 8-K

      There were no reports filed on Form 8-K for the three months ended June 30, 1994.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                                  ANADARKO PETROLEUM CORPORATION
                                           (Registrant)




August 11, 1994                          [MICHAEL E. ROSE]
                               Michael E. Rose - Senior Vice President,
                                 Finance and Chief Financial Officer