Form 10-Q
period 1994-09-30
ANADARKO PETROLEUM CORP
filed 1994-11-14
CIK 773910

==============================================================================


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549


                                FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended: September 30, 1994
                      Commission File Number: 1-8968

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

     The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1994 is shown below:

                                                  Number of Shares
            Title of Class                           Outstanding

     Common Stock, $0.10 par value                    58,842,054


==============================================================================

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANADARKO PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                         Three Months Ended  Nine Months Ended
                                            September 30        September 30
                 thousands                  1994     1993      1994     1993
Revenues
  Gas sales                               $ 67,083 $ 65,074  $243,519 $219,698
  Oil and condensate sales                  34,753   30,691    93,935   97,147
  Natural gas liquids and other              9,519    7,506    25,410   28,221
  Total                                    111,355  103,271   362,864  345,066

Costs and Expenses
  Operating expenses                        24,127   22,762    76,651   70,943
  Administrative and general                15,339   14,043    45,222   42,098
  Depreciation, depletion and
    amortization                            40,807   37,412   131,490  120,894
  Other taxes                               10,195   10,080    31,982   31,267
  Provisions for impairments of
    international properties                   ---      ---       ---    4,700
  Total                                     90,468   84,297   285,345  269,902

  Operating Income                          20,887   18,974    77,519   75,164
Other Income                                   698      255     1,873    2,544

  Gross Income                              21,585   19,229    79,392   77,708
Interest Expense                             7,126    6,088    20,843   22,431

  Income before Income Taxes and
    Cumulative Effect of Changes
    in Accounting Principles                14,459   13,141    58,549   55,277
Income Taxes
  Income taxes                               4,154    3,882    19,499   18,370
  Effect of change in income tax rate          ---   11,249       ---   11,249
  Total                                      4,154   15,131    19,499   29,619

  Net Income (Loss) before Cumulative Effect
    of Changes in Accounting Principles     10,305   (1,990)   39,050   25,658
Cumulative Effect of Changes in
  Accounting Principles                        ---      ---       ---   77,403

Net Income (Loss)                         $ 10,305 $ (1,990) $ 39,050 $103,061

Per Common Share
  Net income (loss) before cumulative effect
    of changes in accounting principles $ 0.18 $ (0.03) $ 0.66 $ 0.45 Cumulative effect of changes in
    accounting principles                      ---      ---       ---     1.36
  Net income (loss)                           0.18    (0.03)     0.66     1.82
  Dividends                               $  0.075 $  0.075  $  0.225 $  0.225

Average Number of Shares Outstanding        58,802   58,594    58,752   56,741
          See accompanying notes to consolidated financial statements.

                        ANADARKO PETROLEUM CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)



                                          September 30,    December 31,
                     thousands                1994            1993
ASSETS
Current Assets
  Cash and cash equivalents                 $   55,882      $   17,799
  Accounts receivable                           89,809         110,486
  Inventories, at average cost                  13,760           9,551
  Prepaid expenses                                 341           3,025
  Total                                        159,792         140,861

Properties and Equipment
  Original cost                              3,525,313       3,266,825
  Less accumulated depreciation, depletion
    and amortization                         1,539,046       1,425,098
  Net properties and equipment - based on
    the full cost method of accounting
    for oil and gas properties               1,986,267       1,841,727

Deferred Charges                                31,150          40,198

                                            $2,177,209      $2,022,786























         See accompanying notes to consolidated financial statements.

                        ANADARKO PETROLEUM CORPORATION
                    CONSOLIDATED BALANCE SHEET (continued)
                                 (Unaudited)

                                               September 30,   December 31,
                  thousands                        1994           1993
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable
    Trade and other                              $   92,150     $   92,311
    Banks                                            13,671         13,328
  Accrued expenses
    Interest                                          7,660          7,663
    Taxes and other                                  18,528         12,715
  Total                                             132,009        126,017

Long-term Debt                                      655,576        542,500

Deferred Credits
  Deferred income taxes                             440,795        424,293
  Other                                              54,777         65,810
  Total                                             495,572        490,103

Stockholders' Equity
  Common stock, par value $0.10
    (200,000,000 shares authorized,
    58,812,381 and 58,668,407 shares issued
    and outstanding as of September 30, 1994
    and December 31, 1993, respectively)              5,926          5,912
  Preferred stock, par value $1.00
    (2,000,000 shares authorized, no
    shares issued as of September 30, 1994
    and December 31, 1993)                              ---            ---
  Paid-in capital                                   241,415        236,001
  Retained earnings (as of September 30, 1994,
    $244,052,000 was not restricted
    as to the payment of dividends)                 650,450        625,308
  Deferred compensation                              (3,739)        (3,055)
  Total                                             894,052        864,166

                                                 $2,177,209     $2,022,786









         See accompanying notes to consolidated financial statements.

                        ANADARKO PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                          Nine Months Ended
                                                             September 30
                  thousands                                 1994       1993

Cash Flow from Operating Activities
  Net income                                              $ 39,050   $103,061
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation, depletion and amortization             131,490    120,894
      Amortization of restricted stock                         900      1,229
      Deferred income taxes                                 17,386     29,774
      Cumulative effect of changes in
        accounting principles                                  ---    (77,403)
      Provisions for impairments of international
        properties                                             ---      4,700
                                                           188,826    182,255
      Decrease in accounts receivable                       20,677     17,285
      Increase in inventories                               (4,209)      (546)
      Increase in accounts payable - trade and
        other and accrued expenses                           5,649     14,209
      Other items - net                                      1,857     (1,612)
  Net cash from operating activities                       212,800    211,591

Cash Flow from Investing Activities
  Additions to properties and equipment                   (337,617)  (180,824)
  Sales and retirements of properties and equipment         59,144      3,269
  Net cash used in investing activities                   (278,473)  (177,555)

Cash Flow from Financing Activities
  Additions to debt                                        113,076    123,679
  Retirements of debt                                          ---   (141,722)
  Increase (decrease) in accounts payable, banks               343     (4,811)
  Dividends paid                                           (13,222)   (12,817)
  Issuance of common stock                                   3,844      5,557
  Issuance of treasury stock                                   316        899
  Purchase of treasury stock                                  (355)      (179)
  Net cash from (used in) financing activities             104,002    (29,394)

Effect of Exchange Rate Changes on Cash                       (246)      (406)

Net Increase in Cash and Cash Equivalents                   38,083      4,236

Cash and Cash Equivalents at Beginning of Period            17,799     14,833

Cash and Cash Equivalents at End of Period                $ 55,882   $ 19,069

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

2.Inventories     The major classes of inventories are as follows:

                                                   September 30,  December 31,
             thousands                                 1994           1993

     Materials and supplies                           $10,995        $8,226
     Natural gas liquids, stored in inventory           1,931         1,325
     Natural gas, stored in inventory                     834           ---
                                                      $13,760        $9,551

3.Properties and Equipment     Oil and gas properties include costs of
$254,146,000 and $180,933,000 at September 30, 1994 and December 31, 1993,
respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.Long-term Debt and Financial Instruments     A summary of long-term debt
  follows:

                                              September 30, December 31,
             thousands                            1994          1993

     Notes Payable, Banks                       $162,000     $142,500
     Commercial Paper                             93,576          ---
     8 3/4% Notes due 1998                       100,000      100,000
     8 1/4% Notes due 2001                       100,000      100,000
     6 3/4% Notes due 2003                       100,000      100,000
     5 7/8% Notes due 2003                       100,000      100,000
                                                $655,576     $542,500

                       ANADARKO PETROLEUM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)



4.Long-term Debt and Financial Instruments (continued)

In May 1994, the Company entered into a $250,000,000 Revolving Credit Agreement and a $150,000,000 364-Day Credit Agreement with a group of 11 commercial banks. Interest rates are based on either the reference rate, the rate of certificate of deposit, the Eurodollar rate or a combination thereof. The Agreements provide for commitment fees on the unused balances at a rate of 18.5/100 of one percent and 12.5/100 of one percent for the Revolving Credit Agreement and 364-Day Credit Agreement, respectively. The Revolving Credit Agreement will expire in 1999. The Agreements replaced the Revolving Credit Agreement entered into in February 1992. As of September 30, 1994, there were no outstanding borrowings under these Agreements.

The notes payable to banks and commercial paper have been classified as long-term debt in accordance with SFAS 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko's $400,000,000 Bank Credit Agreements.

In October 1993, the Company accepted a $2,600,000 payment for an option giving the purchaser the right to enter into an interest rate swap agreement exercisable in October 1994. This agreement, if exercised, would effectively fix the rate the Company would pay on a notional $100,000,000 of its floating interest rate debt at six percent for nine years. The $2,600,000 payment and the related agreement hedged the Company's floating interest rate debt. The option was not exercised in October 1994 and as a result the Company will record a reduction to interest expense of $2,600,000 in the fourth quarter of 1994.

5.Stock     For the third quarter of 1994, dividends of 7.5 cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $244,052,000 and $464,166,000 were not restricted as to the payment of dividends at September 30, 1994 and December 31, 1993, respectively.

6.Statement of Cash Flows Supplemental Information     The amounts of cash
paid for interest (net of amounts capitalized) and income taxes are as follows:

                                                   Nine Months Ended
                                                      September 30
               thousands                             1994      1993

     Interest                                      $18,586   $22,931
     Income taxes                                  $   451   $ 5,544

In July 1993, $99,778,000 principal amount of 6 1/4% Convertible
Subordinated Debentures due 2014 were converted into 2,917,276 shares of Anadarko Common Stock.

                       ANADARKO PETROLEUM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)



7.Income Taxes     The Omnibus Budget Reconciliation Act of 1993, which was
enacted in August 1993, raised the top corporate income tax rate from 34 to 35 percent retroactive to January 1, 1993. As a result, Anadarko recorded a charge to third quarter 1993 earnings of $11,249,000 (19 cents per share).

8.Contingencies - Environmental     In January 1994, the Company received a
Special Notice for Remedial Design/Remedial Action from the Environmental Protection Agency (EPA) in connection with the disposal of oil and gas exploration and production wastes at the PAB Oil Superfund site (the "Site") at Abbeville, Louisiana. The Company had previously received a Notice of Potential Liability from the EPA as one of the potentially responsible parties (PRP) in connection with this Site. In the Notice of Potential Liability, the EPA attributed 40 barrels of waste to the Company which was disposed of by a third party contractor on behalf of the Company. In October 1994, Anadarko signed an Administrative Order on Consent with the EPA for $8,040 in settlement of the Company's potential liability.

On December 17, 1993, the Company received a notice from the Department of Justice in the State of California indicating the Company may be a PRP for the study, cleanup and closure of the waste facility owned by Geothermal, Inc. in Middletown, California (the GI site ). Anadarko's records indicate the disposal of a limited number of barrels of drilling mud at the GI site in 1982. During the first quarter of 1994, the Company, along with other PRPs, became a party to a Cost Sharing, Joint Defense and Confidentiality Agreement, effective October 20, 1993. The Company believes its share of costs in connection with the cleanup of the GI site will not have a material effect on its financial position or results of operations and will be approximately $35,000 to $70,000.

9.The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of September 30, 1994 and December 31, 1993, the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

For the third quarter of 1994, Anadarko's net income was $10.3 million (18 cents per share of common stock outstanding) compared to income (before the effect of a change in income tax rate) of $9.3 million (16 cents per share) for the third quarter of 1993. The 1993 third quarter results included a special tax charge of $11.2 million (19 cents per share) to adjust deferred tax liabilities for the increase in the top corporate income tax rate. Stated with the effect of this charge, Anadarko had a net loss of $2.0 million (three cents per share) for the third quarter of 1993.

For the first nine months of 1994, Anadarko's net income was $39.1 million (66 cents per share). This compares to income, before the effect of the change in income tax rate and changes in accounting principles, of $36.9 million (65 cents per share) for the same period of 1993. The changes in accounting principles were implemented in January 1993 and related to changes in accounting for income taxes and postretirement benefits other than pensions. Including the effect of the change in income tax rate and the cumulative effect of changes in accounting principles, net income for the first nine months of 1993 was $103.1 million ($1.82 per share).

Operating Results

Revenues for the third quarter of 1994 were $111.4 million, up eight percent compared to $103.3 million for the third quarter of 1993. The increase in revenues for the third quarter of 1994 is due primarily to higher volumes of natural gas, oil and natural gas liquids (NGLs), which was partially offset by a decline in natural gas prices.

Revenues for the first nine months of 1994 were $362.9 million, an increase of five percent compared to $345.1 million for the same period of 1993. The increase in revenues for the first nine months of 1994 is due primarily to higher volumes of natural gas, oil and NGLs, which was partially offset by declines in prices. The following table shows the Company's volumes and U.S. prices for the three and nine months ended September 30, 1994 and 1993:


                                                Three Months Ended
                                                   September 30     % Increase
                                                 1994         1993  (Decrease)

  Natural gas, million cubic feet                40,925      35,710      15
  Price per thousand cubic feet                 $  1.59     $  1.94     (18)

  Crude oil and condensate,
    thousand barrels                              2,066       1,976       5
  Price per barrel                              $ 16.55     $ 15.81       5

  Natural gas liquids,
    thousand barrels                                626         516      21
  Price per gallon                              $  0.33     $  0.31       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                Nine Months Ended
                                                   September 30     % Increase
                                                1994         1993   (Decrease)

  Natural gas, million cubic feet            132,110      117,270       13
  Price per thousand cubic feet              $  1.80      $  1.90       (5)

  Crude oil and condensate,
    thousand barrels                           6,321        5,810        9
  Price per barrel                           $ 14.88      $ 17.06      (13)

  Natural gas liquids,
    thousand barrels                           1,919        1,765        9
  Price per gallon                           $  0.29      $  0.33      (12)

  See "Natural Gas Volumes, Prices and Markets" and "Crude Oil,
        Condensate and Natural Gas Liquids Volumes and Prices".


Costs and expenses during the third quarter of 1994 were $90.5 million, an increase of $6.2 million (seven percent) compared to $84.3 million for the third quarter of 1993. The increase was due to several factors:
    (1) Depreciation, depletion and amortization increased $3.4 million (nine percent) due to higher production volumes.
    (2) Operating expenses were up $1.4 million (six percent) due primarily to an increase in gas purchased expense.
    (3) Administrative and general expenses were up $1.3 million (nine percent) due to an increase in salary and benefits for the Company's growing workforce.

For the first nine months of 1994, costs and expenses were $285.3 million, an increase of $15.4 million (six percent) compared to $269.9 million for the first nine months of 1993. The increase in costs and expenses was due to several factors:
    (1) Depreciation, depletion and amortization increased $10.6 million (nine percent) due to higher production volumes.
    (2) Operating expenses were up $5.7 million (eight percent) due to higher gas purchased expense and oil and gas operating expenses.
    (3) Administrative and general expenses were up $3.1 million (seven percent) due to an increase in salary and benefits for the Company's growing workforce.

The first nine months of 1993 costs and expenses included $4.7 million in impairments for international properties recorded in the first quarter of 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Interest expense for the third quarter of 1994 was $7.1 million, an increase of 17 percent compared to $6.1 million for the third quarter of 1993. The increase in interest expense for the third quarter is due to higher average debt outstanding at slightly higher interest rates partially offset by an increase in capitalized interest. For the first nine months of 1994, interest expense was $20.8 million, a decrease of seven percent compared to $22.4 million for the same period of 1993. The decrease in interest expense for the first nine months of 1994 is due primarily to higher amounts of capitalized interest during 1994 related to an increase in costs excluded from amortization as a result of the offshore lease acquisitions in 1994, partly offset by higher average debt outstanding at slightly higher interest rates.

Natural Gas Volumes, Prices and Markets     During the third quarter of 1994,
Anadarko produced 40.9 billion cubic feet (Bcf) or 445 million cubic feet per day (MMcf/d) of natural gas, up 15 percent compared to 35.7 Bcf or 388 MMcf/d of gas in the third quarter of 1993. Anadarko's average U.S. gas price during the third quarter of 1994 was $1.59 per thousand cubic feet (Mcf), an 18 percent decrease from $1.94 per Mcf in the third quarter of 1993.

For the first nine months of 1994, Anadarko produced 132.1 Bcf or 484 MMcf/d of gas, up 13 percent compared to 117.3 Bcf or 430 MMcf/d of gas for the same period of 1993. The Company's average U.S. gas price for the first nine months of 1994 was $1.80 per Mcf, a five percent decrease from $1.90 per Mcf for the same period of 1993.

The increases in gas production stem primarily from higher production allowables in the Hugoton Field of Kansas and the West Panhandle Field of Texas.

Historically, natural gas sales markets have been highly seasonal because of the increase in residential heating demand during the winter. Due to this seasonality, Anadarko's natural gas prices and production volumes and, therefore, financial results have traditionally been stronger in the first and fourth quarters.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices    Anadarko's
crude oil and condensate production for the third quarter of 1994 increased five percent to 2.1 million barrels (MMBbls) from 2.0 MMBbls in the third quarter of 1993. Anadarko's average U.S. oil price increased five percent to $16.55 per barrel in the third quarter of 1994 compared to $15.81 per barrel for the same period in 1993.

For the first nine months of 1994, crude oil and condensate production was 6.3 MMBbls, an increase of nine percent compared to 5.8 MMBbls for the same period of 1993. Anadarko's average U.S. oil price for the first nine months of 1994 was $14.88 per barrel, a decrease of 13 percent compared to $17.06 per barrel for the same period of 1993.

The increases in oil production are due primarily to higher volumes from several waterflood oil projects in Southwest Kansas and West Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Generally, the Company's oil and condensate production is sold on a monthly basis as it is produced. Production of oil is usually not affected by seasonal swings in market prices.

NGLs sales volumes were up 21 percent to 626 thousand barrels (MBbls) at an average price of 33 cents per gallon for the third quarter of 1994. This compares to 516 MBbls at an average price of 31 cents per gallon for the same period of 1993. The increase in volumes is due primarily to an increase in product sold from inventory partially offset by a decrease in production.

NGLs volumes for the first nine months of 1994 were up nine percent to 1,919 MBbls at an average price of 29 cents per gallon compared to 1,765 MBbls at an average price of 33 cents per gallon during the same period of 1993. The increase in volumes is due primarily to higher production volumes and a decrease in product stored in inventory.

Hedging Strategies     Anadarko uses hedges to limit the Company's and its
customers' exposure to changes in the market price of natural gas and crude oil. Gains or losses on hedges are recorded when the production being hedged has been produced or delivered or the hedge instrument expires. As a result, gains and losses on these hedges are generally offset by similar changes in the price of natural gas and crude oil. Anadarko's hedges currently are comprised of futures, swaps and options.

While hedges are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the hedges may limit the Company's gain from increases in the market price of natural gas and crude oil.

Capital Expenditures, Liquidity and Dividends

During the first nine months of 1994, Anadarko's capital spending (including capitalized interest and overhead) was $337.2 million compared to $180.2 million in the same period of 1993. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities. The increase in capital expenditures for 1994 includes $72 million for offshore leases in the Gulf of Mexico that were acquired in March 1994.

Net cash from operating activities for the first nine months of 1994 was $212.8 million compared to $211.6 million in the first nine months of 1993.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


On November 1, 1994, Anadarko closed the sale of a package of Rocky Mountain properties located in Colorado, Wyoming, Montana, North Dakota and Utah for $26 million to Plains Petroleum Operating Company. In addition, in 1994, the Company has received $59 million from the sale of properties in Canada, Arkansas, Louisiana and eastern Oklahoma.

The Company believes cash flows and existing available credit facilities will be sufficient to meet capital and operating requirements during the remainder of 1994. However, Anadarko may pursue other financing options to reduce or stabilize interest costs.

In May 1994, the Company entered into a $250 million Revolving Credit Agreement and a $150 million 364-Day Credit Agreement with a group of 11 commercial banks. These Agreements replaced the Revolving Credit Agreement entered into in February 1992. As of September 30, 1994, there were no outstanding borrowings under these Agreements.

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock outstanding. The dividend is payable on December 28, 1994 to stockholders of record on December 14, 1994. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $244,052,000 and $464,166,000 were not restricted as to the payment of dividends at September 30, 1994 and December 31, 1993, respectively. The amount of future dividends for Anadarko will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

Exploration and Development Drilling

During the third quarter of 1994, Anadarko participated in a total of 66 wells, including 36 oil wells, 18 gas wells and 12 dry holes. This compares to a total of 46 wells, including 22 oil wells, 12 gas wells and 12 dry holes during the third quarter of 1993. For the first nine months of 1994, Anadarko participated in a total of 194 wells, including 105 oil wells, 57 gas wells and 32 dry holes. This compares to a total of 126 wells, including 62 oil wells, 39 gas wells and 25 dry holes during the first nine months of 1993. Anadarko made several significant completions during the quarter.

Algeria    In August 1994, the Company announced the test results from the
Berkine East No. 1 (BKE-1) well, located in the Ghadames Basin on Block 404 in Algeria's Sahara Desert. The well tested hydrocarbons from two deeper pay sands not penetrated at the time of the initial discovery announcement in May 1994.

The BKE-1 well flow tested at a stabilized rate of 15,275 barrels of oil per day (BOPD) and 3.4 MMcf/d of gas through an equivalent 74/64 inch choke at 1,000 pounds per square inch (psi) flowing tubing pressure from 190 feet of perforations in the Triassic interval. The well flowed 40.6 degree API gravity oil with no water, H2S or CO2. The gas/oil ratio was 225 standard cubic feet per barrel.

One of the deeper pay zones flowed at a stabilized rate of 3,693 barrels of 53 degree API gravity condensate per day plus 34.6 MMcf/d of gas through a one inch choke at 2,155 psi flowing tubing pressure from 46 feet of perforations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Another deeper pay zone tested at 52 barrels of 56 degree API gravity condensate per day and 2 MMcf/d of gas through a 1/4 inch choke at 1,573 psi flowing tubing pressure from 137 feet of perforations.

A Discovery Report is being prepared for the BKE-1 well and will be filed with Sonatrach in November 1994. This is the first step towards development of the field. The partners are currently planning a delineation well for the BKE-1 discovery.

Golden Trend     In the third quarter of 1994, Anadarko reported 13 significant completions from the Golden Trend, located in central Oklahoma.

Located in the Antioch Southwest Field in Garvin County, Oklahoma, the Walker "A" #1-33 was reported flowing 94 BOPD and 805 Mcf/d of gas from a 3/4 inch choke with flowing tubing pressure of 100 psi. Anadarko owns a 100 percent working interest in the well. The Bristow "A" #1-34 tested at 79 BOPD and 673 Mcf/d of gas. Anadarko owns a 74 percent working interest in the well. The Reid "C" #1-17 flow tested at 113 BOPD and 891 Mcf/d of gas from a 3/4 inch choke with flowing tubing pressure of 160 psi. Anadarko owns a 100 percent working interest in the well.

In Garvin County's Lindsey Southeast Field, the Bonner "A" No. 2-32 tested at 210 BOPD and 1.5 MMcf/d of gas through a 3/4 inch choke with flowing tubing pressure of 350 psi. Anadarko owns a 100 percent working interest in this well. The Paul "A" No. 1-34 flowed 146 BOPD with 1.4 MMcf/d of gas. Anadarko owns a 63 percent working interest in the well. The Wall "B" No. 1-34 flowed 41 BOPD and 1.2 MMcf/d of gas. Anadarko owns a 75 percent working interest in this well. The Simmons "B" No. 1-21 flowed 31 BOPD and 492 Mcf/d of gas. Anadarko owns a 100 percent working interest in the well.

From the Bradley Field in Grady County, Oklahoma, the Truman #2-27 flowed 1.6 MMcf/d of gas and 105 BOPD through a 3/4 inch choke with flowing tubing pressure of 220 psi. Anadarko owns a 24 percent working interest in the well. The Alex "A" #1-7 flowed 1.4 MMcf/d of gas and 134 BOPD. Anadarko owns a 96 percent working interest in the well.

Also from the Bradley Field in Garvin County, Oklahoma, the Story "B" No. 1-11, Ball "A" No. 1-20, Trioni "A" No. 1-10 and the Reid "B" No. 1-28 combined to produce 490 BOPD and 5.6 MMcf/d of gas on initial test rates. Anadarko operates these four wells with a working interest between 99.5 and 100 percent.

Southwest Kansas/Hugoton From the Koenig Field in Haskell County, Kansas, the Yunker "A" No. 8 flowed 188 BOPD. Anadarko owns a 100 percent working interest in this well.

From the Gentzler Field in Stevens County, Kansas, the Gaskill "B" No. 2 flowed 1.3 MMcf/d of gas with flowing tubing pressure of 840 psi. Anadarko owns a 100 percent interest in the well. The Gregory "C" No. 2 flowed 1.1 MMcf/d of gas with an absolute open-flow potential of 1.9 MMcf/d of gas. Flowing tubing pressure was 1,250 psi. Anadarko owns an 86 percent working interest in this well.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Two additional wells were completed from the Hugoton Infill Drilling Program. The Bressler "A" No. 1H flowed 318 Mcf/d of gas. Anadarko owns a 75 percent working interest in the well. The U.S.A. Moore "F" No. 2H flowed 385 Mcf/d of gas. Anadarko owns a 100 percent working interest in this well.

From the Stirrup Field in Morton County, Kansas, the Kraber "A" No. 1 flowed
2.5 MMcf/d of gas and was reported with an absolute open-flow potential of 20 MMcf/d of gas. Flowing tubing pressure was 500 psi. Anadarko has a 94 percent working interest in the well.

Permian Basin/West Texas In the Ketchum Mountain (Clearfork) Field, located in Irion County, Texas, significant flow rates were reported completions on the Sugg Lease in the Ketchum Mountain Clearfork Field. Well No. 33-08 flowed 180 BOPD and 90 Mcf/d of gas through a 19/64 inch choke. Well No. 27-14 flowed 140 BOPD from a 5/16 inch choke. The Sugg No. 27-13 flowed 98 BOPD and 225 Mcf/d of gas through a 1/4 inch choke.

Also from the Sugg Lease, the Sugg No. 33-09 flowed 85 BOPD with 80 Mcf/d of gas, Well No. 27-11 flowed 79 BOPD, The Scott #34-15 was reported pumping 53 BOPD and the Sugg No. 27-15 flowed 155 BOPD and 175 Mcf/d of gas. Anadarko owns a 100 percent working interest in the Sugg Lease.

Acquisition of Gas Gathering Facilities

In October 1994, the Company signed definitive agreements to purchase two separate natural gas gathering systems in the Hugoton Field of Kansas from Panhandle Eastern Corporation for a purchase price of $36 million. This acquisition more than triples Anadarko's current gathering capability, increasing from 155 MMcf/d of gas to 480 MMcf/d of gas.

The systems include the Cimmaron River System (CRS) and a portion of the Panhandle Eastern Pipe Line (PEPL) gathering system serving the Hugoton field area, primarily Seward, Stevens and Morton Counties in southwest Kansas and Texas County, Oklahoma. Combined, the gathering systems include approximately 1,500 miles of pipeline in Kansas, Oklahoma and Colorado. The PEPL system includes about 1,150 miles of pipeline and the CRS includes about 350 miles of pipeline. These gathering facilities serve approximately 1,000 Anadarko-operated wells and 200 third-party wells; also included are 21 compressor stations with approximately 82,000 horsepower of compression. Currently, these facilities move more than 325 MMcf/d of gas, with more than 75 percent from Anadarko-operated wells.

The CRS gathering system purchase has been approved by the Kansas Corporation Commission and the PEPL gathering system purchase is subject to Federal Energy Regulatory Commission approval. Anadarko began operating the CRS system on October 1, 1994 and expects to close on the PEPL system in 1995.

                         Part II.   OTHER INFORMATION



     Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits


           Exhibit No.                   Description

           27                   Financial Data Schedule


     (b)   Reports on Form 8-K

           There were no reports filed on Form 8-K for the three months ended September 30, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                                   ANADARKO PETROLEUM CORPORATION
                                             (Registrant)




November 10, 1994                         [MICHAEL E. ROSE]
                               Michael E. Rose - Senior Vice President,
                                 Finance and Chief Financial Officer