Form 10-K405
period 1994-12-31
ANADARKO PETROLEUM CORP
filed 1995-03-07
CIK 773910

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                           COMMISSION FILE NO. 1-8968

                         ANADARKO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------

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

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED

        Common Stock, $0.10 Par Value                 The New York Stock Exchange, Inc.
       Preferred Stock Purchase Rights                The New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/  No     .

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on January 31, 1995 was $2,240,697,316.

     The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1995 is shown below:

               TITLE OF CLASS                           NUMBER OF SHARES OUTSTANDING
        Common Stock, $0.10 Par Value                            58,868,895

 PART OF
FORM 10-K                          DOCUMENTS INCORPORATED BY REFERENCE
  Part I  Portions of the Anadarko Petroleum Corporation 1994 Annual Report to Stockholders.
  Part III  Portions of the Proxy Statement, dated March 20, 1995, for the Annual Meeting of
              Stockholders of Anadarko Petroleum Corporation to be held April 27, 1995.

                               TABLE OF CONTENTS

                                                                                         PAGE
PART I
  Item 1.    Business                                                                       2
             General                                                                        2
             Employees                                                                      2
             Proved Reserves and Future Net Cash Flows                                      2
             Exploration, Development, Acquisition and Marketing Activities                 3
             Volumes and Prices                                                             3
             Properties and Activities -- United States -- Onshore                          4
             Properties and Activities -- United States -- Offshore                         8
             Properties and Activities -- International                                     8
             Drilling Programs                                                             12
             Drilling Statistics                                                           12
             Productive Wells                                                              13
             Regulatory and Legislative Developments                                       13
             Additional Factors Affecting Business                                         14
             Title to Properties                                                           15
             Capital Spending                                                              15
             Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges
               and Preferred Stock Dividends                                               15
  Item 2.    Properties                                                                    16
  Item 3.    Legal Proceedings                                                             16
  Item 4.    Submission of Matters to a Vote of Security Holders                           16
             Executive Officers of the Registrant                                          16

PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters         18
  Item 6.    Selected Financial Data                                                       18
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                  19
  Item 8.    Financial Statements and Supplementary Data                                   30
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure                                                                  63

PART III
  Item 10.   Directors and Executive Officers of the Registrant                            63
  Item 11.   Executive Compensation                                                        63
  Item 12.   Security Ownership of Certain Beneficial Owners and Management                63
  Item 13.   Certain Relationships and Related Transactions                                63

PART IV
  Item 14.   Exhibits and Reports on Form 8-K                                              64

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Anadarko Petroleum Corporation and its subsidiaries are engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs), both domestically and internationally. Anadarko's U.S. drilling and production operations are focused primarily in Kansas, Oklahoma, Texas and the Gulf of Mexico where about 85 percent of the Company's reserves are located. Approximately 19 percent of Anadarko's reserves are in the Gulf of Mexico, where the Company owns interests in 125 lease blocks. Anadarko also has found and continues to explore for crude oil reserves on a 5.1 million acre area in Algeria. The Company is participating in other joint-venture projects overseas in Indonesia and China.
     In order to manage production more effectively and improve recovery of natural gas reserves, the Company owns interests in 15 gas gathering systems and eight gas processing plants in the mid-continent area. Anadarko also owns acreage and is pursuing the development of geothermal energy in the western United States.
     Anadarko is a Delaware corporation which was organized in 1985 as the successor to the oil and gas business of Anadarko Production Company (Production), which was founded in 1959 as a subsidiary of Panhandle Eastern Corporation (Panhandle). Anadarko's common stock was distributed to Panhandle stockholders in 1986. The principal subsidiaries of Anadarko are: Anadarko Gathering Company; Anadarko Trading Company; and, Anadarko Algeria Corporation (Anadarko Algeria).
     Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko and its subsidiaries. The Company's executive offices are located at 17001 Northchase Drive, Houston, Texas 77060, where the telephone number is (713) 875-1101.

EMPLOYEES

     On December 31, 1994, the Company employed 1,085 persons. The Company's employees are not represented by any union. Relations between the Company and its employees are considered to be satisfactory and the Company has had no work stoppages or strikes.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based.
     Proved developed oil and gas reserves can be expected to be recovered through existing wells, with existing equipment and operating methods.
     As of December 31, 1994, Anadarko had proved reserves of 1.91 trillion cubic feet (Tcf) of natural gas and 157.4 million barrels (MMBbls) of crude oil, condensate and NGLs. Combined, these proved reserves are equivalent to 476.4 MMBbls of oil or 2.86 Tcf of gas. Crude oil and condensate reserves have grown from 20 percent of total reserves in 1993 to 33 percent of total reserves in 1994.
     Proved developed reserves comprise 78 percent of the total proved reserves on an energy equivalent barrel (EEB) basis. As of December 31, 1994, Anadarko had proved developed reserves of 1.79 Tcf of natural gas and 74.2 MMBbls of crude oil, condensate and NGLs.

     The Company's estimates of proved reserves and proved developed reserves, net of royalty interests, of natural gas, crude oil, condensate and NGLs owned at December 31, 1994, 1993, 1992 and 1991 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities (Supplemental Information) in the Anadarko Petroleum Corporation 1994 Consolidated Financial Statements (Consolidated Financial Statements) under Item 8 of this Form 10-K Annual Report (Form 10-K). The Company files annual estimates of proved oil and gas reserves with the Department of Energy, which are within five percent of these amounts.
     Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company's estimates of future net cash flows, discounted future net cash flows before income taxes and discounted future net cash flows after income taxes from proved reserves of natural gas, crude oil, condensate and NGLs.
     The Company emphasizes the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

EXPLORATION, DEVELOPMENT, ACQUISITION AND MARKETING ACTIVITIES

     See narrative description of "Exploration", "Development", "Acquisitions" and "Marketing" on pages five through eight of the Anadarko Petroleum Corporation 1994 Annual Report to Stockholders (Annual Report), which is incorporated herein by reference, and see "Marketing Strategies" and "Operating Results" in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under Item 7 of this Form 10-K.

VOLUMES AND PRICES

     The following table shows the Company's annual volumes. Volumes for natural gas are in millions of cubic feet (MMcf) at a pressure base of 14.73 pounds per square inch (psi) and volumes for oil, condensate and NGLs are in thousands of barrels (MBbls).

                                                                  1994        1993        1992
                                                                --------    --------    --------
UNITED STATES
  Natural gas (MMcf)                                             173,047     158,662     143,865
  Oil and condensate (MBbls)                                       7,958       7,223       3,845
  Natural gas liquids (MBbls)                                      3,493       3,303       2,925

CANADA*
  Natural gas (MMcf)                                               2,771       3,236       2,561
  Oil and condensate (MBbls)                                         345         687         814
  Natural gas liquids (MBbls)                                         19          17          13

TOTAL
  Natural gas (MMcf)                                             175,818     161,898     146,426
  Oil and condensate (MBbls)                                       8,303       7,910       4,659
  Natural gas liquids (MBbls)                                      3,512       3,320       2,938

- ---------------
* In December 1994, the Company sold its Canadian subsidiary.

     The following table shows the Company's annual average sales prices and average production costs. Production costs are per EEB. For this computation, one barrel is the energy equivalent of six thousand cubic feet (Mcf).

                                                                    1994       1993       1992
                                                                   -------    -------    -------
UNITED STATES
  Sales price
     Natural gas (per Mcf)                                         $  1.72    $  1.92    $  1.71
     Oil and condensate (per barrel)                                 15.06      16.35      18.45
     Natural gas liquids (per gallon)                                 0.28       0.30       0.32
  Production cost (per EEB)                                           3.01       3.30       2.78

CANADA*
  Sales price
     Natural gas (per Mcf)                                         $  1.70    $  1.53    $  1.22
     Oil and condensate (per barrel)                                 12.04      12.85      14.60
     Natural gas liquids (per gallon)                                 0.23       0.24       0.24
  Production cost (per EEB)                                           4.91       4.51       5.26

TOTAL
  Sales price
     Natural gas (per Mcf)                                         $  1.72    $  1.91    $  1.70
     Oil and condensate (per barrel)                                 14.93      16.05      17.78
     Natural gas liquids (per gallon)                                 0.28       0.30       0.32
  Production cost (per EEB)                                           3.05       3.34       2.88

- ---------------
* In December 1994, the Company sold its Canadian subsidiary.

     Additional information on volumes and prices is contained in "Analysis of Volumes and Prices" in the MD&A under Item 7 of this Form 10-K. Additional information on major customers is contained in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

PROPERTIES AND ACTIVITIES -- UNITED STATES -- ONSHORE

ACREAGE Approximately 53 percent of the Company's 1,838,000 gross (607,000 net) onshore undeveloped acres in the United States at year-end 1994 lie within three producing provinces: the Anadarko Basin of Kansas and Oklahoma, the Gulf Coast region and the Permian Basin of West Texas. In addition, the Company has 25,000 gross (6,000 net) undeveloped acres onshore in Alaska. As of December 31, 1994, approximately 89 percent of the Company's 1,991,000 gross (841,000 net) developed acres onshore in the United States are located within these same provinces.
     The accompanying map illustrates by state Anadarko's developed and undeveloped net acres, number of producing net wells and other data relevant to its onshore oil and gas operations in the United States.

HUGOTON Anadarko is an industry leader in developing the shallow reserves in the Hugoton Field of Kansas. In 1994, Anadarko drilled 44 infill wells, bringing the total to 325 infill wells since 1987. Currently, Anadarko owns 347,000 net lease acres in the Field with 762 producing natural gas wells. Anadarko's net production from the Field was 53.4 billion cubic feet (Bcf) in 1994.
     The Company also is developing deeper oil and gas pay zones in southwest Kansas. In 1994, Anadarko drilled 41 "deep" wells. Recovery of reserves from some deeper oil fields is enhanced through secondary recovery techniques (waterflooding). A notable example is the Hitch Unit, located in Seward County, Kansas. After injection began in 1991, oil production increased from 220 barrels of oil per day (BOPD) to a peak of 3,860 BOPD in June 1994. Production is declining, as expected, but remains over 2,200 BOPD. Anadarko owns a 91 percent working interest in this waterflood unit. The Company has been active in waterflood operations for more than 30 years.

                     ONSHORE MAP (GRAPHIC MATERIAL OMITTED)

                                                          NET            NET            NET
                                                       DEVELOPED     UNDEVELOPED     PRODUCING
                                                         ACRES          ACRES          WELLS
                                                       ---------     -----------     ---------
ONSHORE:
  United States
     Colorado*                                            7,498         46,967            13
     Kansas*                                            365,785         68,020         1,374
     Louisiana                                              699            308             6
     Mississippi                                            223         60,831            --
     Nebraska                                               273            319            --
     Nevada*                                                 --        167,984            --
     New Mexico*                                         30,175          3,482           265
     Oklahoma*                                          222,614         30,550           826
     Texas*                                             187,956        102,369         1,796
     Utah*                                                8,473         81,559            34
     Wyoming*                                            17,781         44,397            28
  United States -- Geothermal
     California                                              --        113,519            --
     Nevada                                                  --         11,639            --
     Oregon                                                  --         34,857            --

OFFICE LOCATIONS:
  United States
     Houston, Texas
     Midland, Texas
     Oklahoma City, Oklahoma
     Liberal, Kansas
     Santa Rosa, California

- ---------------
* Drilling activities were conducted in these areas in 1994.

PERMIAN BASIN About half of the Company's oil production comes from the Permian Basin of West Texas and eastern New Mexico. In addition to waterflood operations, the Company has been acquiring properties to increase production and enhance operations. In the Permian Basin, Anadarko holds 132,200 net lease acres and operates nearly 2,100 active wells. Anadarko's oil production over the past 10 years has increased 63 percent. The Company's oil production from the Permian Basin in 1994 totaled about 4 MMBbls.

GOLDEN TREND Anadarko's most active year in central Oklahoma's Golden Trend was 1994. The Company drilled 44 wells in 1994 and currently holds 13,700 net developed lease acres in the Field. To date, the Company owns interests in 246 Golden Trend wells, of which 169 are Company-operated. Anadarko has an additional 19,800 net undeveloped lease acres in the Golden Trend. Gas production from the Golden Trend averaged 23 million cubic feet per day (MMcf/d) of gas in 1994, an increase of 64 percent over 1993. In 1994, oil production totaled 700 BOPD, an increase of 87 percent over 1993.

COAL-BED METHANE Since 1989, the Company has been exploring coal-bed methane acreage in Colorado, Wyoming and Utah. In August 1994, Anadarko acquired 24 producing coal-bed methane wells, a gas pipeline and 16,300 gross acres in Carbon County, Utah, from Pacific Gas and Electric Resources. Known as the Castlegate Field, the wells are near Price, Utah. The Company operates two other coal-bed methane pilot study programs in Colorado and Utah.

YEGUA During 1994, Anadarko participated in 10 Yegua wells, located along the Texas Gulf Coast. Anadarko holds 91,300 gross lease acres in the Yegua play. Since entering the play in 1991, the Company has drilled or participated in 19 wildcat wells and four development wells. Six wells are planned for 1995. Net production from the Yegua play was 9.2 MMcf/d of gas and 324 barrels of condensate per day in 1994.

ALASKA Anadarko has maintained an active oil exploration effort on the North Slope of Alaska since 1992. ARCO Alaska, the operator, plans to drill two wells in the first quarter of 1995 in the Colville Delta, west of Prudhoe Bay. Anadarko owns a 22 percent working interest in both wells.

GEOTHERMAL The Company has an interest in geothermal energy because of its long-term potential for economic and environmentally clean electric power generation. Geothermal exploratory holdings in California, Nevada and Oregon totaled 160,000 net acres at year-end 1994. The Company is working to develop a commercial geothermal electric power generation project at the site of its Pueblo Valley discovery, in southeastern Oregon. In the first half of 1995, the Company expects to sign a Memorandum of Understanding with Portland General Electric for a power sales agreement. Following the execution of the Memorandum, Anadarko will participate in a Federal Environmental Impact Statement (EIS), designed to assess any significant impact this plant could have on the environment. When the EIS review is completed and following negotiation of a power purchase agreement, the Company may construct a power generating facility near this discovery.

GAS GATHERING SYSTEMS Anadarko owns and operates five gas gathering systems in the nation's mid-continent area: the Antioch Gathering System in the Southwest Antioch Field of Oklahoma; the Hemphill Gathering System, located in Hemphill County, Texas; the Hugoton Gathering System in southwest Kansas; the Cimmaron River System (CRS) in southwest Kansas; and the Sneed System in the West Panhandle Field of Texas.
     In October 1994, the Company signed agreements to purchase two gathering systems in the Kansas Hugoton Field from Panhandle. The systems include the CRS and a portion of the Panhandle Eastern Pipe Line (PEPL) gathering system serving the Hugoton Field area. The systems serve about 1,000 Anadarko-operated wells and 200 third-party wells and are located primarily in Stevens, Seward and Morton Counties, Kansas, and Texas County, Oklahoma. Anadarko acquired and began operating the CRS in October 1994. The Company expects to acquire and take over operation of the PEPL system in late 1995, pending Federal Energy Regulatory Commission (FERC) approval. This acquisition will triple the Company's gas gathering capability. In addition to these systems, Anadarko owns interests in 10 other smaller systems. Including the acquisition of the PEPL system, these 16 systems have approximately 2,100 miles of pipeline and over 480 MMcf/d of gas gathering capability.

     During 1994, Anadarko sold its interests in the Limestone Ridge Gathering System in the Arkoma Basin and a gathering system in the Bridger Lake Field, in Wyoming. Both sales were in connection with sales of non-strategic producing properties.

GAS PROCESSING PLANTS Anadarko owns and operates two gas processing plants and has interests in six other plants. Most of these plants are located within the Company's major areas of gas production. In 1994, the Company sold its interests in six plants and closed four plants. In most cases, the Company was able to arrange to have the gas processed more efficiently in third-party processing facilities, discussed below. The Company-operated plants are integrated with the gas gathering systems described previously.
     In conjunction with the CRS and PEPL gathering system acquisitions in 1994, Anadarko entered into agreements to commit a majority of its gas connected to the systems for processing at the National Helium Corporation plant in Liberal, Kansas, which is owned by Panhandle. Anadarko and Panhandle also entered into gathering agreements for Anadarko's gas on the facilities remaining with Panhandle.
     In addition, the Company entered into long-term processing agreements with the Seagull Energy-operated Matagorda Island Plant on the Texas Gulf Coast for processing of Anadarko's gas from the Company's Matagorda Island development project.
     The following table sets forth the average daily gas throughput and NGLs production for the three years ended December 31, 1994 and capacity as of December 31, 1994.


                                               THROUGHPUT AND PRODUCTION
                                            FOR THE YEARS ENDED DECEMBER 31            CAPACITY
                                           ----------------------------------        DECEMBER 31,
                                           1994           1993          1992             1994
                                           -----         ------        ------        ------------
Gas throughput (MMcf/d)                       80             98           102              106
NGLs production (Bbls per day)             6,900          7,040         6,640            5,700

PROPERTIES AND ACTIVITIES -- UNITED STATES -- OFFSHORE

ACREAGE At year-end 1994, Anadarko owned an average 45 percent interest in 125 lease blocks and held 42,000 net acres in developed properties and 234,000 net acres in undeveloped properties offshore.
     The accompanying map illustrates the Company's exploratory and development net acres, number of producing net wells and other data relevant to its offshore properties.

OFFSHORE EXPLORATION In March 1994, Anadarko invested $72 million (net) as high bidder on 26 offshore lease blocks at the Minerals Management Service Offshore Lease Sale #147. All but two of the blocks are related to sub-salt exploration projects.
     In 1994, the Company drilled two exploration wells in the sub-salt play in the Gulf of Mexico. In July, Anadarko and partner, Phillips Petroleum Company (Phillips) announced results from the "Teak" exploratory well, located on South Timbalier South Addition Block 260. The discovery well tested more than 4,400 BOPD and 7.7 MMcf/d of gas from several zones. Further evaluation of the discovery will be conducted in 1995 to determine if the field is commercial. Phillips, the operator, and Anadarko each have a 50 percent working interest in the well.
     The "Mesquite" exploratory well, located at Vermilion Block 349, was plugged and abandoned in June 1994 after finding no commercial hydrocarbons. Anadarko, the operator of the well, and partner Phillips each have a 50 percent working interest.
     The Company drilled four conventional exploration wells in the Gulf of Mexico in 1994 that were dry holes.

OFFSHORE DEVELOPMENT Production commenced from Anadarko's Matagorda Island Block 636 discovery, announced in 1993. The Matagorda Island Block 636 discovery was tied back to the Matagorda Island 622 "C" platform through a pipeline and production from the well commenced in the Fall of 1994. Initial production from the well was 4 MMcf/d of gas. Additional drilling operations continue on the four blocks that comprise the Matagorda Island Field.
     In 1994, Anadarko installed two production platforms in the Gulf of Mexico. A platform was installed in August 1994 at High Island Block A-376, located 150 miles offshore Louisiana. The Field began production, less than two years after discovery, at an initial rate of 1,700 BOPD and 2.8 MMcf/d of gas. Production from the platform is currently suspended, pending final regulatory approval. Anadarko is operator of the Block with a 33 percent working interest.
     A production platform was also installed at East Cameron Block 157 in October 1994, only 10 months after discovery. Completion operations are underway and initial production is expected in the second quarter of 1995.
     Confirmation drilling continued at the "Mahogany" project, Ship Shoal Block 349 No. 1, a sub-salt discovery well announced by Anadarko and Phillips in September 1993. A delineation well, Ship Shoal 349 No. 2, tested 4,366 BOPD and
5.3 MMcf/d of gas. This well produced oil from zones not previously tested in the first well. A third development well, Ship Shoal 359 No. 2, is currently drilling. A production platform for the Field is in the design stage. Anadarko owns a 37.5 percent working interest in the project.

PROPERTIES AND ACTIVITIES -- INTERNATIONAL

OVERVIEW In recent years, Anadarko has devoted a portion of its exploration budget to selected international joint-venture exploration projects. The Company's objective is to add high-potential prospects to its balanced portfolio of domestic plays.
     Foreign investment projects often offer significant economic potential for oil and gas exploration activities. However, to achieve commercial success in foreign exploration, companies must overcome many obstacles, such as: a difficult operating environment, lack of an oil field service company infrastructure, complex regulations and relationships with the host government, and above all the geologic risk of finding commercial hydrocarbons. In some countries, political risk and uncertainty can complicate the situation and may lead to delay or cancellation of a project.

                    OFFSHORE MAP (GRAPHIC MATERIAL OMITTED)

                                                          NET             NET            NET
                                                      DEVELOPMENT     EXPLORATORY     PRODUCING
                                                         ACRES           ACRES          WELLS
                                                      -----------     -----------     ---------
    OFFSHORE:
      United States
         Alaska                                              --           6,397            --
         Florida                                             --          37,454            --
         Louisiana                                       14,141         159,306          18.4
         Mississippi                                         --           2,194            --
         Texas                                           27,720          35,154          20.5

     There is exposure to write-offs in the event foreign exploration projects are unsuccessful. Anadarko recorded pre-tax charges to earnings (provisions for impairments) of $3.1 million in 1994, $6.5 million in 1993 and $21 million in 1992. These charges reflect unsuccessful exploration drilling in China and Yemen, as well as costs associated with extensive reviews of several other potential international opportunities, which the Company elected not to pursue. The Company's primary international ventures underway are discussed below.

ALGERIA Anadarko's largest international venture involves exploration and development of liquid hydrocarbons in Algeria. In 1989, Anadarko Algeria became the first U.S. firm to secure a production sharing agreement (PSA) from Sonatrach, the national oil and gas enterprise of Algeria, under the modern economic terms of Algeria's 1986 Hydrocarbon Law. Since 1989, Sonatrach has entered into more than 20 similar contracts with other international exploration and production companies and many of these companies are currently exploring for crude oil in the Ghadames and Illizi Basins of the eastern Sahara Desert. Sonatrach is the beneficial owner of 10.2 percent of Anadarko's common stock.
     Anadarko's interest in the PSA is 50 percent. The Company has two partners, each with a 25 percent interest in the Algerian venture; they are LASMO Oil (Algeria) Limited, a wholly-owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly-owned subsidiary of Maersk Olie Og Gas AS, a company in the Danish A.P. Moeller group. Under the terms of the PSA, liquid hydrocarbons that are discovered, developed and produced will be shared by Anadarko, its two partners and Sonatrach. In addition, Anadarko and its partners are entitled to recover exploration costs out of production.
     The PSA requires Anadarko and its two partners to invest over $100 million over a 10-year period. Anadarko believes this obligation will be fully met in 1995. As of December 31, 1994, Anadarko's total net investment in Algeria for exploration and related activities amounted to $105.6 million of which about $33.2 million was spent in 1994. Due to the success of the project thus far, these expenditures are currently being capitalized and no provision for loss or impairment has been made. To date, the Company has elected not to insure its investment in Algeria. See Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
     Since 1989, Anadarko as operator has drilled seven exploration wells in Algeria; five wells successfully discovered oil and two wells were dry holes. The Company has also drilled two delineation wells to confirm reservoir quality and areal extent of two discoveries; a delineation well at a third discovery is currently drilling. The Company believes these five discoveries could contain total gross recoverable oil reserves of between 850 MMBbls and 1,250 MMBbls. Additional drilling and production information will be required to determine an accurate estimate of total reserves. During 1994, Anadarko added 44 MMBbls of proved oil reserves, based on preliminary development studies and the contractual rights granted under the Sonatrach agreement.
     The Company has budgeted $34 million net for further delineation drilling and development work in Algeria during 1995. Full development of the discoveries could take several years to complete. The Company is actively pursuing development on an accelerated basis.
     The PSA originally specified an exploration area totaling 5.1 million acres. Anadarko and its partners proposed to Sonatrach to relinquish about 25 percent of this area, pursuant to the relinquishment clause in the PSA. This would leave Anadarko and its partners approximately 3.8 million acres of the original exploration area for continued exploration drilling in the future. During 1994, the Company and its two partners also acquired, subject to approval by Algerian authorities, a minority interest in a PSA covering two additional blocks in the same region, which are operated by BHP Petroleum (Algerie) Inc. An exploration program is already underway on these two blocks, which contain about
1.2 million acres. At the end of 1994, the Company's total gross acreage in Algeria was still about 5.1 million acres.
     The current political unrest in Algeria has been the subject of numerous news media reports. The Company is closely monitoring the situation and has taken reasonable and prudent steps to insure the safety of employees working in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1995 and beyond. However, the situation has not had any material effect on the Company's operations.

CANADA Anadarko sold all of its interests in Canada in four separate transactions during 1994. Proved Canadian reserves at the end of 1993 were about 10 million energy equivalent barrels (MMEEBs), which was less than three percent of Anadarko's total proved reserves. Proceeds from the sales were about $58 million. The Company will continue to evaluate potential acquisitions that could reestablish Anadarko's presence in areas with exploration and development potential in Canada's western provinces.

INDONESIA The Company's ongoing commitment to international exploration includes exploration on the Jabung Block in the Jambi Province of Indonesia. Anadarko and its partners, Santa Fe Energy Resources (Jabung), Ltd., a wholly-owned subsidiary of Santa Fe Energy Resources, Inc. (Santa Fe), and Kerr-McGee Sumatra, Ltd., a wholly-owned subsidiary of Kerr-McGee Corporation, have a production sharing contract which includes a $15 million commitment to exploration activities during the first three years. The Jabung Block, which is located on the island of Sumatra in the northernmost part of the South Sumatra Basin, covers an area of two million acres. Two exploration wells are planned for 1995. The first well has reached target depth and was being tested and evaluated at the time this report was released for printing. Santa Fe is the operator.

CHINA In 1994, Anadarko signed a joint study agreement with Chengdu Huachuan Petroleum and Natural Gas Exploration and Development Corporation. The one-year agreement allows for a complete geological, geophysical and engineering evaluation of two areas within the Sichuan Basin in China's Sichuan Province. The areas under study total approximately two million acres. Depending on the results of the study, the Company could negotiate a production sharing agreement in 1995.

DRILLING PROGRAMS

     The Company's 1994 drilling program again focused on known oil and gas provinces onshore in North America, as well as offshore in the Gulf of Mexico. Onshore activity was concentrated in the mid-continent regions of Kansas and Oklahoma, the Yegua Trend along the Texas Gulf Coast and the Permian Basin of West Texas. Exploration activity consisted of 16 wells onshore in the United States, six wells offshore United States, four wells in Canada and six wells in Algeria. Development activity included 238 wells onshore United States, five wells offshore United States and six wells in Canada.

DRILLING STATISTICS

     The following table shows the results of the oil and gas wells drilled and tested:

                                   NET EXPLORATORY                   NET DEVELOPMENT
                            -----------------------------     ------------------------------
                            PRODUCTIVE  DRY HOLES   TOTAL     PRODUCTIVE  DRY HOLES    TOTAL    TOTAL
                            ----------  ---------   -----     ----------  ---------    -----    -----
1994
United States                   6.9         8.1     15.0         162.5       16.8      179.3    194.3
Canada                          1.0         1.2      2.2           2.5        0.5        3.0      5.2
Algeria                         2.0         0.8      2.8           0.0        0.0        0.0      2.8
                              -----       -----    -----        ------      -----      -----    -----
Total                           9.9        10.1     20.0         165.0       17.3      182.3    202.3
                              -----       -----    -----        ------      -----      -----    -----

1993
United States                  11.4         6.2     17.6         100.5       10.4      110.9    128.5
Canada                          0.0         1.0      1.0           0.5        3.0        3.5      4.5
Algeria                         0.5         0.5      1.0           0.0        0.0        0.0      1.0
                              -----       -----    -----        ------      -----      -----    -----
Total                          11.9         7.7     19.6         101.0       13.4      114.4    134.0
                              -----       -----    -----        ------      -----      -----    -----

1992
United States                   3.5         4.5      8.0          43.5        5.4       48.9     56.9
Canada                          0.0         2.5      2.5           5.4        0.0        5.4      7.9
China                           0.0         1.0      1.0           0.0        0.0        0.0      1.0
Yemen                           0.0         0.9      0.9           0.0        0.0        0.0      0.9
                              -----       -----    -----        ------      -----      -----    -----
Total                           3.5         8.9     12.4          48.9        5.4       54.3     66.7
                              -----       -----    -----        ------      -----      -----    -----


     The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 1994:

                                               UNITED STATES         ALGERIA            TOTAL
                                               --------------     -------------     --------------
                                               GROSS     NET      GROSS     NET     GROSS     NET
                                               -----     ----     -----     ---     -----     ----
WELLS IN THE PROCESS OF DRILLING OR ACTIVE
  COMPLETION
  Exploration                                     4       2.4       1       0.5        5       2.9
  Development                                    26      18.1       0       0.0       26      18.1
WELLS SUSPENDED OR WAITING ON COMPLETION
  Exploration                                     7       5.0       0       0.0        7       5.0
  Development                                    65      49.5       0       0.0       65      49.5

PRODUCTIVE WELLS

     As of December 31, 1994, the Company owned productive wells in the United States and Algeria as follows:

                                              UNITED STATES         ALGERIA             TOTAL
                                             ----------------    --------------    ----------------
                                             GROSS      NET      GROSS     NET     GROSS      NET
                                             -----     ------    -----     ----    -----     ------
Oil wells*                                   5,966      2,518       5         3    5,971      2,521
Gas wells*                                   2,712      1,862      --        --    2,712      1,862
                                             -----     ------    -----     ----    -----     ------
Total                                        8,678      4,380       5         3    8,683      4,383
                                             -----     ------    -----     ----    -----     ------
- ---------------
* Includes wells containing multiple
  completions
  Oil wells                                    74        25.8      --        --      74        25.8
  Gas wells                                   165        71.6      --        --     165        71.6

REGULATORY AND LEGISLATIVE DEVELOPMENTS

NATURAL GAS PRORATION State agencies in many of the states where Anadarko operates are empowered by laws unique to each state to prevent waste in the production of natural gas and protect the correlative rights of each mineral interest owner to produce its fair share of gas in a field. To prevent waste and protect correlative rights, state agencies have developed proration systems for limiting production by assigning each unit in a prorated field an allowable production volume which the producer is legally permitted to produce. These allowables are based on market demand and other factors as determined by the state agency.
     In Kansas, where Anadarko has significant gas reserves and production capacity, the Kansas Corporation Commission (KCC) voted in December 1993 to modify its basic proration order for the Hugoton Field, the largest gas field in the United States. A written order was issued in February 1994. This order changed the formula used by the KCC to calculate Field and unit allowables and increased the portion of overall production allowables assigned to Anadarko's wells in the Hugoton Field. As a result of the order, Anadarko's share of the total Field allowable increased from about 12 percent in 1993 to about 15 percent in 1994. Anadarko's 1994 net production from the Field increased 18 percent, from 45,000 MMcf in 1993 to 53,000 MMcf in 1994. In 1995, the Company expects gas production from the Field to be flat compared to 1994.

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 (NGPA) allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on a FERC ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia, which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.
     On December 1, 1993, FERC issued an order reversing its prior ruling and concluded the effective date for refunds should be June 28, 1988. FERC clarified the effective date of its December 1, 1993 order by an order dated May 19, 1994. Based on Anadarko's interpretation of FERC's orders, $700,000 (pre-tax) has been charged to income in 1994, in addition to the $130,000 (pre-tax) charged to income in 1993. Numerous parties have filed appeals of FERC's action in the D.C. Circuit and, accordingly, the Company is unable to predict the final outcome of this matter.

ENVIRONMENTAL The Company's oil and gas operations and properties are subject to numerous federal, state and local laws and regulations relating to the environmental protection. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with drilling and production activities, the discharge and disposition of waste materials, offshore oil and gas operations, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.
     Anadarko takes the issue of environmental stewardship very seriously and has worked diligently to insure that all areas of the Company's operations are in compliance with applicable environmental rules and regulations. In 1994, the Company was recognized by the Department of Interior's Minerals Management Service for exemplary operating performance in the Gulf of Mexico.
     Compliance with such laws and regulations has not had a material adverse effect on the Company's operations or financial condition in the past. However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material adverse effect on the Company's operations or financial condition.
     For a description of certain environmental proceedings in which the Company is involved, see Note 15 of the Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

OTHER Regulatory agencies in certain states have authority to issue permits for the drilling of wells, regulate the spacing of wells, prevent the waste of oil and gas resources through proration and regulate environmental matters.
     Operations conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Additionally, certain operations must be conducted pursuant to appropriate permits issued by the Bureau of Land Management and the Minerals Management Service of the Department of Interior and, in regard to certain federal leases, with prior approval of drill site locations by the Environmental Protection Agency.

ADDITIONAL FACTORS AFFECTING BUSINESS

     The oil and gas business is highly competitive in the search for and acquisition of reserves, as well as, in the gathering and marketing of oil and gas production. The Company's competitors include the major oil companies, independent oil and gas concerns, individual producers, gas marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers.
     Crude oil prices continue to be affected by political developments worldwide, pricing decisions of the Organization of Petroleum Exporting Countries (OPEC) and the volatile trading patterns in the oil and gas futures markets. Natural gas prices also continue to be highly volatile.
     The domestic and international operations of the Company have been, and at times in the future may be, affected by political developments and by federal, state and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price or gathering rate controls and environmental protection regulations.
     The Company's business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering and fire, each of which could result in damage to or destruction of oil and gas wells or formations or production facilities and other property and injury to persons. As protection against financial loss resulting from these operating hazards, the Company maintains insurance coverage, including certain physical damage, employer's liability, comprehensive general liability and workmen's compensation insurance. Although the Company is not fully insured against all risks in its business, the Company believes that the coverage it maintains is adequate and customary for companies engaged in similar operations. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant defects, if any, before proceeding with operations. A thorough title examination has been performed with respect to substantially all leasehold producing properties owned by the Company. The Company believes the title to its leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry subject to such exceptions which, in the opinion of counsel employed in the various areas in which the Company has conducted exploration activities, are not so material as to detract substantially from the use of such properties. The leasehold properties owned by the Company are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. The Company does not believe any of these burdens will materially interfere with its use of these properties.

CAPITAL SPENDING

     See "Capital Expenditures, Liquidity and Long-Term Debt" of the MD&A under
Item 7 of this Form 10-K.

RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND
  PREFERRED STOCK DIVIDENDS

     The Company's ratios of earnings to fixed charges for the years ended December 31, 1994, 1993 and 1992 were 2.23, 2.68 and 1.81, respectively. These ratios were computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rentals.
     During the three years ended December 31, 1994, there were no shares of preferred stock outstanding. Accordingly, the ratio of earnings to combined fixed charges and preferred stock dividends for each of the three years is the same as the ratio of earnings to fixed charges.

ITEM 2.  PROPERTIES

     See information appearing under Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

HERITAGE RESOURCES, INC. LITIGATION Pursuant to an order of the 162nd Judicial District Court for Dallas County, Texas, dated January 29, 1988, requiring all owners of interests in certain properties in Winkler County, Texas, to be joined as parties Plaintiff or parties Defendant, Anadarko has entered, as a party Plaintiff, a suit filed against Heritage Resources, Inc. (Heritage) by Tribal Drilling Company. The Plaintiffs, among other things, seek to have Heritage removed as operator of a well in which Plaintiffs own interests. The Defendants have asserted counterclaims against Anadarko and the 19 other Plaintiffs alleging that, among other things, the assertions of the Plaintiffs are frivolous and were made in bad faith and the Plaintiffs breached the joint operating agreements. The trial previously scheduled for April 1993 has been continued indefinitely until such time as the appeal of a companion case, a case in which Anadarko is not a party, has been concluded. While the outcome of the litigation cannot be predicted, Anadarko's management believes that any recovery on the counterclaims in a material amount is remote.

     See "Regulatory and Legislative Developments -- Kansas Ad Valorem Tax" under Item 1 and Note 15 of the Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

                          AGE AT END
          NAME             OF 1995                            POSITION
          ----            ----------                          --------
Robert J. Allison, Jr.        56       Chairman of the Board, President and Chief Executive
                                         Officer
Charles G. Manley             51       Senior Vice President, Administration
Michael E. Rose               48       Senior Vice President, Finance and Chief Financial
                                         Officer
Charles K. Abernathy          52       Vice President-Operations, International/Offshore
Rex Alman III                 44       Vice President, Engineering
John N. Seitz                 44       Vice President, Exploration
Richard J. Sharples           48       Vice President, Marketing
Bruce H. Stover               46       Vice President, Acquisitions
William D. Sullivan           39       Vice President-Operations, U.S. Onshore
A. Paul Taylor, Jr.           46       Vice President, Corporate Communications
Lewis L. Williams             66       Vice President and General Counsel (retired effective
                                         January 1, 1995)

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

     Mr. Abernathy joined Production in January 1975 as a Senior Petroleum Engineer. He served as the Southern Region's Operations Manager before becoming Manager, Exploration and Production Operations, of Anadarko in June 1987. He was named Vice President, Exploration and Production Operations, in July 1987 and Vice President and General Manager, International, in October 1989. He was named Vice President Operations, International/Offshore, in January 1992. Algeria Exploration was added to his responsibilities in December 1994
     Mr. Alman joined Production in 1976 as an Evaluation Engineer. He served as Manager, Production and Planning, prior to being named Manager, Exploration and Production Operations, in February 1990. He was named Vice President, Exploration and Production Operations, in April 1990 and was named Vice President, Operations, U. S. Onshore, in January 1992. In January 1993, he was named Vice President, Engineering.
     Mr. Seitz joined Production in 1977 as a Petroleum Geologist. He served as Manager of Exploration and Chief Geologist before becoming General Manager, Exploration, of Anadarko in June 1987. He was named Vice President, Exploration and Production Operations, in October 1989 and Vice President and General Manager, Houston Region, in February 1990. He was named Vice President, Exploration, International/Gulf of Mexico, in January 1992 and Vice President, Exploration in January 1993.
     Mr. Sharples was employed by Anadarko and named Vice President, Marketing, in March 1993. Prior to coming to Anadarko, he held a vice president's position in marketing with Maxus Energy Corporation from October 1984 until March 1993.
     Mr. Stover joined Anadarko in 1980 as Chief Engineer and was named General Manager -- Special Projects, International in 1987. He assumed the position of President and General Manager, Anadarko Algeria Corporation, in 1989. In January 1993, he was named Vice President, Acquisitions.
     Mr. Sullivan joined the Company in 1981 as Senior Reservoir Engineer. He held several positions in engineering and operations before being named Manager, Acquisitions in 1987. In 1991, he was named Vice President and General Manager, Anadarko China Company. In January 1993, he was named Vice President Operations,
U. S. Onshore.
     Mr. Taylor was employed by Anadarko in October 1986 as Director, Corporate Communications, and became Vice President, Corporate Communications, in January 1987.
     Mr. Williams was employed by Anadarko in March 1988 as Regional Counsel and was named Vice President and General Counsel in January 1989. Mr. Williams retired effective January 1, 1995. J. Stephen Martin was named General Counsel, effective January 1, 1995. Mr. Martin was employed by Anadarko in June 1987 and was promoted to Senior Attorney in 1989 and to General Attorney in 1994.
     All officers of Anadarko are elected in April of each year at an organizational meeting of the Board of Directors to hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information on the market price and cash dividends declared per share of common stock is included in the Stockholders' Information in the Annual Report, which is incorporated herein by reference.
     As of December 31, 1994, there were approximately 7,800 direct holders of Anadarko common stock. The following table sets forth the amount of dividends paid on Anadarko common stock during the two years ended December 31, 1994.

                                                First        Second         Third        Fourth
thousands                                      Quarter       Quarter       Quarter       Quarter
                                               -------       -------       -------       -------
1994                                           $4,403        $4,408        $4,411        $4,413
1993                                           $4,152        $4,171        $4,494        $4,400

     The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.
     For additional information, see "Dividends" of the MD&A under Item 7 and
Note 6 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     See Selected Summary Financial Data in the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

NET INCOME AND REVENUES Anadarko's net income for 1994 (after a special charge) was $41.1 million (70 cents per share). This compares to Anadarko's 1993 net income before the cumulative effect of changes in accounting principles of $40.0 million (70 cents per share) and 1992 net income of $27.3 million (49 cents per share). Including the cumulative effect of two accounting changes, Anadarko's net income for 1993 was $117.4 million ($2.05 per share).
     The Company's 1994 income was impacted by the sale for $58 million of a wholly-owned subsidiary, Anadarko Petroleum of Canada Ltd. Stated without the effect of a special charge of $6.6 million (after taxes) related to this sale, 1994 net income was $47.7 million (81 cents per share). The charge is primarily due to foreign currency translation losses that had been incurred over the life of the investment and previously accounted for on the Company's balance sheet.
     Revenues for 1994 were $482.5 million, slightly above 1993 revenues of $482.0 million and 27 percent higher than 1992 revenues of $379.7 million. Revenues in 1994 reflect record production and sales volumes for natural gas, crude oil, condensate and natural gas liquids (NGLs), offset by lower prices. The increase in 1993 revenues compared to 1992 revenues is due to significantly stronger gas markets in 1993 and increased crude oil production.
     During 1993, Anadarko's net income was affected by the items discussed below.
     (1) Implementation in the first quarter of Statement of Financial Accounting Standards (SFAS) No. 106 which required a change in accounting for postretirement benefits other than pensions. The Company recognized the cumulative transition obligation as of January 1, 1993, which resulted in a decrease to net income of $9.7 million (17 cents per share).
     (2) Implementation in the first quarter of SFAS No. 109 which changed the accounting method for deferred income taxes and increased Anadarko's net income by $87.1 million ($1.52 per share).
     (3) SFAS No. 109 also requires that the effect on existing deferred tax liabilities of any change in income tax rates must be recognized in income during the period in which the change in tax rates is enacted. In August 1993, Congress enacted the Omnibus Budget Reconciliation Act of 1993, which raised the top corporate income tax rate from 34 to 35 percent. As a result, Anadarko recorded a decrease in net income of $11.2 million (20 cents per share) in the third quarter of 1993.

                            SELECTED FINANCIAL DATA

millions except per share amounts                               1994         1993         1992
                                                               ------       ------       ------
Revenues                                                       $482.5       $482.0       $379.7
Costs and expenses                                              388.2        377.9        312.1
Interest expense                                                 26.1         29.4         28.2
Net income                                                       41.1         40.0*        27.3
Earnings per share                                             $ 0.70       $ 0.70*      $ 0.49

- ---------------
*Excludes the cumulative effect of changes in accounting principles.

COSTS AND EXPENSES For 1994, Anadarko's costs and expenses were $388.2 million, an increase of three percent from the $377.9 million in 1993. The increase was a result of several factors:
     (1) Operating expenses increased $5.8 million (six percent) due primarily to higher oil and gas operating expenses and gas purchased expense;
     (2) Depreciation, depletion and amortization (DD&A) expense was up $5.1 million (three percent) due to a nine percent increase in gas production volumes and a five percent increase in crude oil and condensate production volumes; the increase was partially offset by a four-percent decline in the DD&A rate due to additional reserves booked during the year; and,
     (3) Administrative and general expenses were up $3.8 million (seven percent) primarily due to costs associated with salaries and benefits, as well as related administrative costs.

     These factors were partly offset by lower provisions for impairments of international and geothermal properties in 1994 of $3.1 million compared to $7.0 million in 1993. These impairments primarily reflect costs associated with review and study of potential exploration projects in several foreign countries, which the Company has elected not to pursue. In 1992, impairments totaled $21 million and were primarily due to unsuccessful exploration projects in China and Yemen.
     Anadarko's costs and expenses in 1993 were up 21 percent compared to 1992. There were four reasons for the increase: (1) Increased DD&A expense due to higher production volumes; (2) Increased operating expenses due primarily to higher production volumes as a result of secondary recovery oil properties acquired in West Texas in 1992; (3) Increased taxes because of higher production related (severance) and ad valorem taxes; and, (4) Higher administrative and general expenses, including postretirement benefits other than pensions and increased salary and benefits for the Company's growing workforce.

                               COSTS AND EXPENSES

millions                                                        1994         1993         1992
                                                               ------       ------       ------
Operating expenses                                             $110.2       $104.3       $ 79.4
Administrative and general                                       61.1         57.4         48.2
DD&A                                                            172.8        167.7        132.9
Other taxes                                                      41.0         41.5         30.6
Provisions for impairments                                        3.1          7.0         21.0
                                                               ------       ------       ------
Total                                                          $388.2       $377.9       $312.1
                                                               ------       ------       ------

INTEREST EXPENSE Anadarko's interest expense for 1994 was $26.1 million, down 11 percent compared to $29.4 million in 1993 and down seven percent compared to $28.2 million in 1992. Interest expense benefitted in 1994 from an option sold for an interest rate swap agreement that was not exercised by the purchaser; and, as a result the Company reduced interest expense in the fourth quarter of 1994 by $2.6 million. After this reduction, gross interest expense was $41.6 million in 1994 compared to $38.0 million in 1993 and $36.6 million in 1992. The increase in gross interest expense in 1994 compared to 1993 is primarily due to higher average borrowings and interest rates. The increase in gross interest expense for 1993 compared to 1992 is primarily related to higher average borrowings during that year. During the period 1992-94, increased interest expense has been partly offset by higher capitalized interest due to increases in costs excluded offshore in the Gulf of Mexico and in Algeria. See Liquidity and Long-term Debt.

ANALYSIS OF VOLUMES AND PRICES

NATURAL GAS In 1994, Anadarko achieved record natural gas production of 175.8 billion cubic feet (Bcf) or 482 million cubic feet per day (MMcf/d). The 1994 production was up nine percent over natural gas production of 161.9 Bcf or 444 MMcf/d in 1993 and 20 percent over natural gas production of 146.4 Bcf in 1992. The increases in gas production stem primarily from higher production allowables in the Hugoton Field of Kansas and the West Panhandle Field of Texas. However, in the fourth quarter of 1994, the Company began curtailing some natural gas production in response to lower gas prices. Anadarko's average U.S. gas price in 1994 was $1.72 per thousand cubic feet (Mcf), down 10 percent compared to 1993 and nearly equal to prices in 1992.
     Historically, natural gas sales markets have been highly seasonal because of the increase in residential heating demand during the winter. Due to this seasonality, Anadarko's natural gas prices and production volumes and, therefore, financial results have traditionally been stronger in the first and fourth quarters. However, this market trend abruptly changed in 1992 -- prices were lowest in the winter and highest in late summer. The pattern of highest and lowest monthly prices changed again in 1993, but the trend toward higher average annual prices gave rise to great optimism in the industry that gas prices had finally turned the corner following years of persistent price weakness. However, the anticipated price improvement did not materialize in 1994.

     Gas prices weakened through most of 1994; prices declined from peak winter levels in February to extremely low levels during December. These low gas prices have continued in January and February 1995. There were several reasons cited by industry experts: increased domestic deliverability; mild summer and winter temperatures which limited demand; increased volumes in inventory or natural gas storage fields; increased volumes imported from Canada; and, improved efficiency of the national supply network. In stark contrast to the price optimism that prevailed in 1993, most observers now expect 1995 gas prices will be well below 1994 levels. If this occurs, Anadarko's earnings and cash flow are likely to fall below 1994 levels.
     Recent experience clearly demonstrates that no one can predict the precise movement of U.S. natural gas prices. Anadarko has developed marketing strategies to help manage production and sales volumes, despite the price volatility that is likely to continue. See Marketing Strategies.

                             QUARTERLY NATURAL GAS
                        VOLUMES AND U.S. AVERAGE PRICES

                                                                    1994       1993       1992
                                                                   ------     ------     ------
FIRST QUARTER
  Bcf                                                                48.2       46.8       39.6
  MMcf/d                                                              536        520        435
  Price per Mcf                                                    $ 2.03     $ 1.73     $ 1.37
SECOND QUARTER
  Bcf                                                                43.0       34.8       28.0
  MMcf/d                                                              472        382        308
  Price per Mcf                                                    $ 1.74     $ 2.05     $ 1.46
THIRD QUARTER
  Bcf                                                                40.9       35.7       32.7
  MMcf/d                                                              445        388        355
  Price per Mcf                                                    $ 1.59     $ 1.94     $ 1.67
FOURTH QUARTER
  Bcf                                                                43.7       44.6       46.1
  MMcf/d                                                              475        485        502
  Price per Mcf                                                    $ 1.47     $ 1.97     $ 2.17

- ---------------
Mcf    -- thousand cubic feet
MMcf/d -- million cubic feet per day
Bcf    -- billion cubic feet

CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS Anadarko achieved record crude oil and condensate production of 8.3 million barrels (MMBbls) in 1994, a five percent increase over 1993 oil and condensate production and a 78 percent increase over 1992 oil and condensate production. The continuing increase in oil production is primarily related to aggressive drilling and development of secondary recovery (waterflood) oil fields in West Texas and the mid-continent, some of which were purchased by the Company in a large acquisition in December 1992. These activities have generally offset the production decline normally associated with oil fields. However, oil production is expected to be down in 1995 due to normal depletion and sales of some producing properties during 1994.

     Anadarko's average U.S. crude oil price for 1994 was $15.06 per barrel, down eight percent compared to 1993 and down 18 percent compared to 1992. Since the Gulf War in 1991, oil prices have been consistently lower due to sluggish demand growth worldwide, weak winter demand in the U.S. and ample supplies. Anadarko believes the continuing demand growth, albeit modest, and stable world supplies could lead to some price improvement in 1995 and beyond. The Company's crude oil price averaged about $16.00 per barrel in January 1995. Generally, the Company's oil production is sold on a monthly basis as it is produced. Production of oil is usually not affected by seasonal swings in demand or in market prices.
     The Company's NGLs sales volumes in 1994 were 3.5 MMBbls, up six percent over 1993 and up 20 percent over 1992. The 1994 average price of 28 cents per gallon was seven percent lower than the average price in 1993 and 13 percent lower than the average price in 1992. The increase in NGL volumes is due primarily to the Company's increased gas production. Anadarko's NGLs volumes in 1995 should benefit from new processing contracts that provide better economic terms for gas processed in southwest Kansas and offshore Texas. However, total NGLs sales are expected to be down in 1995 due to the closing of several plants, weak markets and the sale of some producing properties.

                     ANNUAL VOLUMES AND U.S. AVERAGE PRICES

                                                                1994         1993         1992
                                                               -------      -------      -------
NATURAL GAS (BCF)                                                175.8        161.9        146.4
  MMcf/d                                                           482          444          400
  Price per Mcf                                                $  1.72      $  1.92      $  1.71

CRUDE OIL AND CONDENSATE (MBBLS)                                 8,303        7,910        4,659
  MBbls per day                                                   22.7         21.7         12.7
  Price per barrel                                             $ 15.06      $ 16.35      $ 18.45

NATURAL GAS LIQUIDS (MBBLS)                                      3,512        3,320        2,938
  Price per gallon                                             $  0.28      $  0.30      $  0.32

MARKETING STRATEGIES

NATURAL GAS The domestic natural gas market has grown significantly throughout the last 10 years and continued growth appears likely. The Company's excellent portfolio of exploration and development prospects will position Anadarko to continue to participate in this growth.
     Over the past three years, Anadarko's wholly-owned marketing subsidiary -- Anadarko Trading Company (ATC) -- has evolved into a full-service marketing company offering supply assurance, competitive pricing and tailored services to its customers. ATC purchases and resells most of the Company's production.
     ATC sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. ATC has also expanded its marketing capabilities to move larger volumes of gas into and out of the "daily" gas market to take advantage of any price volatility. Included in this strategy is expanded use of leased natural gas storage facilities. In addition, various hedging strategies are sometimes utilized to better manage price risk associated with natural gas sales. See Hedging Strategies.
     ATC has increased its purchase of third-party gas for sale into the Company's market areas. Sales of third-party gas totaled 84 Bcf in 1994 compared to 82 Bcf in 1993 and 58 Bcf in 1992. ATC's sales have increased 45 percent since 1992.

CRUDE OIL AND CONDENSATE Currently, all of the Company's crude oil production is domestic and the majority is sold on 30-day "evergreen" contracts with prices based on postings plus a premium. The Company's exploration success in Algeria, and the ongoing development of five discoveries there since 1993, could significantly impact Anadarko's production volumes of crude oil and condensate in 1996 and beyond. As these discoveries are brought on-line, Anadarko will begin marketing oil worldwide. See "Properties and Activities --
International -- Algeria" under Item 1 of this Form 10-K.

GAS GATHERING SYSTEMS AND PROCESSING PLANTS Anadarko's investment in gas gathering operations allows the Company to better manage its gas production, improve ultimate recovery of reserves, enhance the value of reserves and expand marketing opportunities. Since 1988, the Company has invested approximately $67 million to build or acquire gas gathering pipeline systems and gas processing plants. Anadarko owns interests in 15 gas gathering systems and eight gas processing plants in core producing areas.
     In October 1994, Anadarko signed agreements to acquire two natural gas gathering systems in the Kansas Hugoton Field from Panhandle for a purchase price of $36 million. The purchase of the intrastate Cimmaron River System (CRS) was completed that month for $2 million and Anadarko took over operation of the system. Purchase of the second system is currently pending approval from the Federal Energy Regulatory Commission (FERC). Anadarko expects that the purchase will close in late 1995 for about $34 million and the Company will take over operations at that time. Purchase of these two gathering systems will triple the Company's overall gas gathering capability -- from 155 MMcf/d to 480
MMcf/d -- and the new systems serve approximately 1,000 Anadarko-operated wells and 200 third-party wells.
     During 1994, Anadarko sold the Limestone Ridge Gathering System in the Arkoma Basin and a gathering system in the Bridger Lake Field in Wyoming. Both sales were in connection with sales of non-strategic producing properties
     In 1994, Anadarko completed a $2.5 million expansion of its Hugoton Gathering System (HUGS) in southwest Kansas, which was built in 1990. The expansion added 46 shallow, low pressure wells to HUGS and increased connected well capacity by 20 MMcf/d of gas. With completion of this expansion, the HUGS system has 120 MMcf/d of gas capacity to serve Anadarko's markets in the midwest through two interstate and one intrastate pipeline connections. The expansion was completed without the installation of new compression, maximizing the use of existing compressors at HUGS.
     In 1995, in addition to the purchase of the PEPL system, Anadarko will pursue further expansion of its gas gathering operations. The Company expects to spend approximately $9 million in 1995 for construction of new gathering facilities, installation of additional compressors, expansion of existing gathering systems and improving access to multiple pipeline "market hubs."
     Anadarko remains active in the NGLs business, primarily as a result of its gas gathering and processing operations. The Company sells NGLs on a monthly basis. Anadarko generally markets NGLs under short-term contracts. Anadarko had 89,000 barrels of NGLs in inventory at the end of 1994 compared to 175,000 barrels at the end of 1993.

HEDGING STRATEGIES Anadarko uses financial instruments to limit exposure to changes in the market price of natural gas and crude oil for both the Company and its customers. While financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil. As a result, gains and losses on financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses are recognized in revenues for the periods to which the financial instruments relate. Anadarko's financial instruments currently are comprised of futures, swaps and options. See Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

OPERATING RESULTS

     In 1994, Anadarko increased spending for exploration and development activities to $325 million compared to $175 million in 1993 and $92 million in 1992. The 1994 spending included $72 million for exploratory leases offshore in the Gulf of Mexico. However, dollars invested in drilling activity are not a true measure of success for an exploration and production company. Anadarko focuses on growth and profitability as the best measures of success. Reserve replacement is the key to growth for an exploration and production company. In addition, Anadarko believes future profitability depends on the cost of finding oil and gas reserves. The Company's performance in both areas has been excellent.

DRILLING ACTIVITY During 1994, Anadarko participated in a total of 281 wells, including 95 gas wells, 147 oil wells and 39 dry holes. This compares to 219 wells (55 gas wells, 131 oil wells and 33 dry holes) in 1993 and 126 wells (38 gas wells, 56 oil wells and 32 dry holes) in 1992.

     During 1994, the Company made several significant well completions in its exploration and development drilling program which are discussed in the narrative descriptions under "Exploration" and "Development" in the Annual Report to Stockholders, incorporated herein by reference, and "Properties and Activities" under Item 1 of this Form 10-K.

                           DRILLING PROGRAM ACTIVITY

                                                                GAS       OIL       DRY       TOTAL
                                                               ------    ------    ------    -------
1994 EXPLORATORY
       Gross                                                        9         6        17         32
       Net                                                        7.1       2.8      10.1       20.0
1994 DEVELOPMENT
       Gross                                                       86       141        22        249
       Net                                                       70.8      94.2      17.3      182.3
1993 EXPLORATORY
       Gross                                                       10         8        14         32
       Net                                                        6.6       5.3       7.7       19.6
1993 DEVELOPMENT
       Gross                                                       45       123        19        187
       Net                                                       30.2      70.8      13.4      114.4

- ---------------
Gross: total wells in which there was participation
Net: working interest ownership

RESERVE REPLACEMENT For the 13th consecutive year, Anadarko more than replaced annual production volumes with proved reserves of natural gas, crude oil, condensate and NGLs, stated on an energy equivalent barrel (EEB) basis. During 1994, Anadarko's reserve replacement was 308 percent of total production, including the effect of property sales. Production in 1994 was 41.0 million energy equivalent barrels (MMEEBs), the highest level in Company history. By comparison, the Company's reserve replacement was 162 percent of total production of 37.5 MMEEBs in 1993 and 200 percent of total production of 31.6 MMEEBs in 1992.
     It is noteworthy, that during 1994, the Company replaced 253 percent of total production through exploration and development drilling and improved recovery operations. By comparison, these drilling categories accounted for 151 percent of reserve replacement in 1993 and just 36 percent of reserve replacement in 1992.
     Anadarko's natural gas reserve replacement in 1994 was 122 percent of total production compared with 192 percent in 1993 and 88 percent in 1992. The Company replaced 773 percent of its crude oil, condensate and NGLs production in 1994 compared to 83 percent in 1993 and 585 percent in 1992. The oil reserve increase in 1994 includes 44 MMBbls related to Anadarko's successful exploration efforts in Algeria.
     In 1994, acquisitions, including purchases and trades, added 14.6 MMEEBs compared to 5.7 MMEEBs in 1993 and 44.4 MMEEBs in 1992. In addition, Anadarko sold 17.1 MMEEBs of reserves in 1994. See Acquisitions and Divestitures.
     Anadarko continues to increase its reserves of crude oil and natural gas while the nation's energy reserves are steadily declining. The Company's U.S. reserve replacement for the five-year period 1990-94 was 179 percent of production. By comparison, the most recent published U.S. industry average (1989-93) was 81 percent. (Source: Energy Information Administration.) Anadarko's U.S. reserve replacement performance for the same period 1989-93 was 154 percent of production. Industry data for 1994 are not yet available.

COST OF FINDING For 1994, Anadarko's worldwide finding cost for proved reserves was $2.76 per EEB compared to $4.07 per EEB in 1993 and $5.43 per EEB in 1992. The Company's worldwide finding costs were lower in 1994 due to the initial success of the Algerian exploration program. Anadarko's U.S. finding cost for 1994 was $3.57 per EEB compared to $3.55 per EEB in 1993 and $4.61 per EEB in 1992.

     Cost of finding results in any one year can be misleading due to the long lead times associated with exploration and development. A better measure of cost of finding performance is over a five-year period. Anadarko has consistently outperformed the industry in average finding costs. For the period 1990-94, Anadarko's U.S. cost of finding was $3.80 per EEB. Anadarko's worldwide finding cost for the same five-year period was $3.78 per EEB. Industry data for 1994 are not yet available. For comparison purposes, the most recent published five-year average (1989-93) for the industry shows U.S. average cost of finding was $5.01 per EEB and worldwide cost of finding was $5.19 per EEB. (Source: Arthur Andersen & Co.) For the same period, Anadarko's U.S. finding cost was $4.16 per EEB and worldwide finding cost was $4.67 per EEB.

PROVED RESERVES  At the end of 1994, Anadarko's proved energy reserves were
476.4 MMEEBs compared to 391.1 MMEEBs at year-end 1993 and 368.0 MMEEBs at year-end 1992. Reserves increased by 22 percent in 1994 compared to 1993, due to exploration and development drilling, improved recovery and acquisitions. Anadarko's proved reserves have grown by 29 percent since 1992, primarily as a result of successful exploration projects in the Gulf of Mexico and Algeria, as well as successful exploitation and development drilling programs in major domestic fields onshore and offshore.
     The Company's proved natural gas reserves at year-end 1994 were 1.91 trillion cubic feet (Tcf) compared to 1.88 Tcf at year-end 1993 and 1.73 Tcf at year-end 1992. Anadarko's crude oil, condensate and NGLs reserves at year-end 1994 were 157.4 MMBbls. This compares to 78.5 MMBbls at year-end 1993 and 80.3 MMBbls at year-end 1992. Natural gas reserves now comprise 66 percent of the Company's proved reserves compared to about 80 percent at year-end 1993 and 1992.
     During 1994, the Company sold 17.1 MMEEBs of proved reserves. The largest sale was the Canadian reserves, which amounted to about 10 MMEEBs at year-end 1993. During 1994, Anadarko added proved reserves of 44 MMEEBs in Algeria, based on preliminary development studies and the contractual rights granted under the Sonatrach agreement.
     The current political unrest in Algeria has been the subject of numerous news media reports. The Company is closely monitoring the situation and has taken reasonable and prudent steps to insure the safety of employees working in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1995 and beyond. However, the situation has not had any material effect on the Company's operations. See "Properties and Activities --
International -- Algeria" under Item 1 of this Form 10-K.
     At December 31, 1994, the present value (discounted at 10 percent) of future net revenues from Anadarko's proved reserves, before income taxes, was $2.01 billion (stated in accordance with the regulations of the Securities and Exchange Commission and Financial Accounting Standards Board). The 1994 estimated present value of future net revenues, before income taxes, increased 11 percent compared to the prior year primarily due to the additions of proved reserves related to successful drilling in Algeria and offshore in the Gulf of Mexico, offset partially by a decrease in natural gas prices. See Supplemental Information on Oil and Gas Exploration and Production Activities in the Consolidated Financial Statements.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

ACQUISITIONS AND DIVESTITURES

     In 1994, the Company added through purchases and trades 14.6 MMEEBs of reserves in producing properties for $18.1 million cash. Anadarko plans to invest $8 million over the next few years to further develop these reserves. The largest property acquisition was the Castlegate Field covering 16,300 gross acres in Carbon County, Utah. The Company acquired 24 producing coal-bed methane wells and a gas pipeline from Pacific Gas and Electric Resources. Anadarko has maintained an active interest in coal-bed methane production and drilled pilot programs in Utah and Colorado over the past few years.
     Anadarko traded acreage positions with the operators of two major properties in the Permian Basin of West Texas. These trades improve the Company's control over field operations in waterflood projects that offer excellent development potential.

     The Company sold 17.1 MMEEBs through four separate transactions (shown in the following table) totaling $109 million in 1994. Anadarko took advantage of a "sellers market" in 1994 and sold non-strategic assets, which were generally scattered properties where the Company had small working interests and relatively high operating costs. The proceeds from these sales were reinvested in the Company's core operating areas and the divestiture program may continue in 1995.

                            PROPERTIES SOLD IN 1994

                                                              PRODUCTION
                                                           AT TIME OF SALE
                                             RESERVES     ------------------      PROCEEDS
                                             (MMEEBS)     (MMCF/D)    (MBOPD)    (MILLIONS)
                                             --------     -------     ------     ----------
Arkoma Basin                                    2.2          9.1       0.1         $ 23.5
Rocky Mountains                                 3.7          4.3       0.8           26.0
Canada                                         10.0         11.6       1.8           58.0
Other                                           1.2           --        --            1.5
                                             --------     -------     ------     ----------
Total                                          17.1         25.0       2.7         $109.0
                                             --------     -------     ------     ----------

     In June 1993, Anadarko acquired deep producing oil and gas properties and additional lease acreage in the Hugoton area of southwest Kansas from Mesa Operating Limited Partnership for approximately $20 million. The purchase included proved reserves of about 3.7 MMEEBs and a 6.5 percent overriding royalty interest in an additional 188,000 lease acres, which are under a pre-existing farm-out arrangement with another company until 1999 when the undeveloped portion of the acreage will revert to Anadarko. In 1994, Anadarko drilled or re-completed 21 wells on these properties and tripled production from the wells.
     In December 1992, Anadarko completed the largest acquisition in the Company's history when it purchased from Atlantic Richfield Company proved oil and gas properties with estimated reserves of 26.4 MMBbls of crude oil, condensate and NGLs and 53.4 Bcf of natural gas, or about 35 MMEEBs, for $190 million. The purchase also included "deep" exploration rights on 54,000 gross (39,000 net) lease acres held by production. The Company has drilled over 60 wells and expanded water injection operations in these producing fields since taking over operations, which is the primary reason for increased oil production Company-wide since 1992.
     Over the past three years, Anadarko has acquired through purchases and trades 64.6 MMEEBs of proved reserves at a cash cost of $252 million or $3.90 per EEB.

PRODUCING PROPERTIES AND LEASES

     The Company owns 2,521 net producing oil wells and 1,862 net producing gas wells worldwide. The following schedule shows the number of developed and undeveloped acres in which Anadarko held interests at December 31, 1994. The Company's ownership position declined in 1994 due to sales of some producing properties.

                                    ACREAGE

                                                DEVELOPED         UNDEVELOPED            TOTAL
                                              -------------     ---------------     ---------------
                 thousands                    GROSS     NET     GROSS      NET      GROSS      NET
                                              -----     ---     -----     -----     -----     -----
United States
  Onshore                                     1,991     841     1,838       607     3,829     1,448
  Offshore                                      162      42       471       240       633       282
                                              -----     ---     -----     -----     -----     -----
Total                                         2,153     883     2,309       847     4,462     1,730
                                              -----     ---     -----     -----     -----     -----
United States -- Geothermal                      --      --       163       160       163       160
Algeria                                          --      --     5,066     2,255     5,066     2,255
Indonesia                                        --      --     2,030       677     2,030       677

REGULATORY AND LEGISLATIVE DEVELOPMENTS

HUGOTON FIELD ALLOWABLE RULES In 1994, the Kansas Corporation Commission (KCC) changed the method by which production is allocated to the many wells in the Hugoton Field. Under a Basic Proration Order effective April 1, 1994, infilled units receive an allowable at least 30 percent greater than if the unit had no infill well. As a result of the order, Anadarko's share of the total Field allowable increased from approximately 12 percent in 1993 to 15 percent in 1994. On Anadarko's properties, more than 74 percent of the units have infill wells. With nine percent of the spacing units in the Field, Anadarko currently receives 15 percent of the Field allowable production under rules administered by the KCC. Net production volumes from the Kansas Hugoton Field in 1994 increased 19 percent from 45 Bcf in 1993 to 53.4 Bcf in 1994.

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 (NGPA) allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on FERC ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.
     On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. FERC clarified the effective date of its decision by an order dated May 19, 1994. Based on Anadarko's interpretation of FERC's orders, $700,000 (pre-tax) has been charged against income in 1994, in addition to the $130,000 (pre-tax) charged against income in 1993. Numerous parties have filed appeals of FERC's action in the D.C. Circuit and, accordingly, the Company is unable to predict the final outcome of this matter.

CAPITAL EXPENDITURES, LIQUIDITY AND LONG-TERM DEBT

CAPITAL EXPENDITURES Anadarko's total capital spending in 1994 was $423 million, an increase of 60 percent from the $265 million spent in 1993 and an increase of 17 percent from the $360 million spent in 1992. The largest category of capital spending in 1994 was for exploration and development in the U.S. and overseas. In 1993, exploration and development spending also garnered the bulk of capital dollars. However, in 1992, the largest category of capital spending was the acquisition of producing oil and gas properties located in the Permian Basin of West Texas.

                              CAPITAL EXPENDITURES

millions                                                        1994         1993         1992
                                                               -------      -------      -------
Exploration                                                     $196.0        $97.3        $63.6
Development                                                      128.8         77.7         28.8
Acquisitions of Producing Properties                              18.1         27.8        206.0
Gathering                                                         13.0          6.9          4.8
Miscellaneous                                                     12.1         11.6         14.1
Interest and Overhead                                             54.7         43.2         42.6
                                                               -------      -------      -------
Total                                                           $422.7       $264.5       $359.9
                                                               -------      -------      -------

     The Company's 1994 exploration expenditures of $196 million included $72 million to purchase 26 offshore lease blocks in the Gulf of Mexico at the Minerals Management Service Offshore Lease Sale #147 in March 1994. The Company funded its capital investment program in 1994 primarily through cash flow, plus proceeds from property sales and an increase in long-term debt. Similar strategies will be used to fund the 1995 capital expenditure program.
     Capital spending for 1995 initially has been set at $314.0 million, including $78.3 million for exploration, $120.6 million for development, $5.0 million for producing property acquisitions, $43.2 million for gas gathering and other operations, $8.8 million for miscellaneous and $58.1 million of capitalized interest and overhead. The decreased investment level planned for 1995 is based primarily on anticipated lower prices for natural gas.

     The growth in capital investment has generally tracked increased cash flows in recent years from higher gas and oil production volumes. The increased spending has been accompanied by significant performance in reserve replacement at competitive finding costs and growth in the Company's proved reserves.
     Historically, the Company has based capital spending on anticipated cash flows including proceeds from divestitures, but certain portions of the capital spending budget -- such as acquisitions -- have been financed from time to time. In addition, the Company's budget is adjusted periodically to reflect changes in market prices for oil and natural gas. The Company believes cash flows and existing credit facilities will be sufficient to meet capital and operating requirements during 1995.

LIQUIDITY AND LONG-TERM DEBT Over the past three years, Anadarko has taken several steps to strengthen its balance sheet and control interest costs. The Company has made significant efforts to secure fixed-rate debt with longer term maturities at competitive rates when available in the financial markets.
     At year-end 1994, Anadarko's total debt was $629.3 million, which included $400 million of fixed interest rate debt and $229.3 million of floating interest rate debt. This compares to total debt of $542.5 million at year-end 1993, which included $400 million of fixed and $142.5 million of floating interest rate debt. The increase of $86.8 million or 16 percent in 1994 over 1993 primarily related to Anadarko's purchase of offshore leases in the Gulf of Mexico in 1994.
     At year-end 1992, following a large acquisition of producing properties that closed in December 1992, the Company's total debt was $647.2 million. The total debt included $300 million of fixed and $347.2 million of floating interest rate debt. The decrease of $104.7 million or 16 percent in 1993 compared to 1992 primarily related to the conversion in 1993 of Anadarko's outstanding $100 million principal amount of 6 1/4% Convertible Subordinated Debentures due 2014. Debentures in the principal amount of $99.8 million were converted into about 2.9 million shares of Anadarko common stock. The remaining debentures were redeemed for a cash payment to debenture holders.
     In May 1994, Anadarko entered into a $250 million Revolving Credit Agreement and a $150 million 364-Day Credit Agreement with a group of commercial banks. These agreements replace the Revolving Credit and Term Loan Agreement the Company entered into in February 1992. As of December 31, 1994 and 1993, there were no outstanding borrowings under these agreements.
     In October 1993, Anadarko filed a shelf registration with the Securities and Exchange Commission that permits the issuance of up to $300 million in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricings of offerings of securities issued under the shelf registration are determined at the time of the offering. Anadarko has used similar shelf registrations since 1989 to provide added flexibility in financing strategies. As of December 31, 1994 and 1993, there had been no securities issued under the shelf registration.
     In October 1993, Anadarko issued $100 million principal amount of 10-year Notes with a coupon of 5 7/8%. Net proceeds from the offering were used to refinance outstanding borrowings under non-committed lines of credit and commercial paper incurred for general corporate purposes.
     In October 1993, the Company accepted a $2.6 million payment for an option giving the purchaser the right to enter into an interest rate swap agreement exercisable in October 1994. This agreement represented a hedge for a portion of the Company's floating interest rate debt, since, if exercised, it would have fixed the rate the Company would have paid on a notional $100 million of floating interest rate debt at six percent for nine years. The option was not exercised in October 1994 and as a result, the Company recorded a reduction to interest expense of $2.6 million in the fourth quarter of 1994.
     In July 1993, Anadarko converted 99.8 percent of the Company's outstanding $100 million principal amount of 6 1/4% Convertible Subordinated Debentures due 2014. Debentures in the principal amount of about $99.8 million were converted into about 2.9 million shares of Anadarko common stock. The remaining debentures were redeemed for a cash payment to debenture holders.
     In March 1993, Anadarko issued $100 million principal amount of 10-year Notes with a coupon of 6 3/4%. Net proceeds of the offering were used to refinance a portion of the cost of the producing oil properties acquired by Anadarko in December 1992.
     Anadarko's net cash from operating activities in 1994 was $240 million compared to $274 million in 1993 and $172 million in 1992.

CHANGES IN ACCOUNTING PRINCIPLES

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS Statement of Financial Accounting Standards (SFAS) No. 106 focuses primarily on health care benefits. SFAS No. 106 changed the accounting treatment for these benefits from a "pay-as-you-go" basis to accrual of the expected costs of providing these benefits during the years the employee renders service. The Company chose to recognize the cumulative transition obligation as of January 1, 1993, as the effect of a change in accounting principle in the first quarter of 1993. The Company's cumulative transition obligation was approximately $19.8 million, resulting in a decrease to 1993 net income of about $9.7 million (17 cents per share) which is net of $5.4 million deferred income tax benefit.

DEFERRED INCOME TAXES SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method. SFAS No. 109 was adopted by the Company in the first quarter of 1993 and increased 1993 net income by $87.1 million ($1.52 per share). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to those years in which the temporary differences between the financial statement carrying amounts and tax bases are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change was enacted.
     The Omnibus Budget Reconciliation Act of 1993, which was enacted in August 1993, raised the top corporate income tax rate from 34 to 35 percent retroactive to January 1, 1993. As a result, Anadarko recorded a charge to earnings of $11.2 million (20 cents per share) in the third quarter of 1993.

IMPAIRMENT OF LONG-LIVED ASSETS In November 1993, an Exposure Draft was issued on accounting for the Impairment of Long-Lived Assets. The Exposure Draft would require review of an asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. It is not anticipated that the Exposure Draft, if finalized, would have any significant impact on companies like Anadarko that use the full-cost method of accounting for oil and gas properties. See Note 1 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

DIVIDENDS

     In 1994, Anadarko paid $17.6 million in dividends to its common stockholders (7.5 cents per share per quarter). The dividend amount was $17.2 million (7.5 cents per share per quarter) in 1993 and $16.6 million (7.5 cents per share per quarter) in 1992. Anadarko has paid a dividend continuously since becoming an independent company in 1986.
     The Revolving Credit Agreement and the 364-Day Credit Agreement require a minimum balance of $650 million to be maintained in retained earnings. As a result, the amount of retained earnings available for dividends as of December 31, 1994 is $249.6 million. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ANADARKO PETROLEUM CORPORATION

                                     INDEX

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Management                                                                     31

Independent Auditors' Report                                                             32

Statement of Income, Three Years Ended December 31, 1994                                 33

Balance Sheet, December 31, 1994 and 1993                                                34

Statement of Stockholders' Equity, Three Years Ended December 31, 1994                   35

Statement of Cash Flows, Three Years Ended December 31, 1994                             36

Notes to Consolidated Financial Statements                                               37

Supplemental Information on Oil and Gas Exploration and Production Activities            54

Supplemental Quarterly Information                                                       62

                         ANADARKO PETROLEUM CORPORATION

                              REPORT OF MANAGEMENT

     The management of Anadarko Petroleum Corporation is responsible for the preparation and integrity of all information contained in the accompanying consolidated financial statements. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgements and estimates.
     Management maintains and relies on the Company's system of internal accounting controls. Although no system can ensure elimination of all errors and irregularities, this system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records are reliable as a basis for the preparation of financial statements. This system includes the selection and training of qualified personnel, an organizational structure providing appropriate delegation of authority and division of responsibility, the establishment of accounting and business policies for the Company and the conduct of internal audits.
     The Board of Directors pursues its responsibility for the consolidated financial information through its Audit Committee, which is composed solely of directors who are not officers or employees of Anadarko. The Audit Committee recommends to the Board of Directors the selection of independent auditors and reviews their fee arrangements. The Audit Committee meets periodically with management, the internal auditors and the independent auditors to review that each is carrying out its responsibilities. The internal and independent auditors have full and free access to the Audit Committee to discuss auditing and financial reporting matters.
     We believe that Anadarko's policies and procedures, including its system of internal accounting controls, provide reasonable assurance that the financial statements are prepared in accordance with the applicable securities laws.

[ROBERT J. ALLISON, JR.]
- -----------------------------
Robert J. Allison, Jr.
Chairman, President and
Chief Executive Officer

[MICHAEL E. ROSE]
- -----------------------------
Michael E. Rose
Senior Vice President and
Chief Financial Officer

                         ANADARKO PETROLEUM CORPORATION

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Form 10-K Annual Report. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.
     As discussed in notes 12 and 14 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, Accounting For Income Taxes, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, respectively, in 1993.

[KPMG PEAT MARWICK LLP]

Houston, Texas
January 26, 1995

                         ANADARKO PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 31                                        1994         1993         1992
- -----------------------                                      --------     --------     --------
                                                                          thousands
REVENUES
Gas sales                                                    $313,470     $310,576     $256,418
Oil and condensate sales                                      125,640      127,042       82,916
Natural gas liquids and other                                  43,366       44,382       40,358
                                                             --------     --------     --------
Total                                                         482,476      482,000      379,692
                                                             --------     --------     --------
COSTS AND EXPENSES
Operating expenses Note 10                                    110,202      104,372       79,373
Administrative and general                                     61,138       57,363       48,192
Depreciation, depletion and amortization                      172,825      167,699      132,951
Other taxes Note 11                                            40,973       41,497       30,583
Provisions for impairments of international and geothermal
  properties Note 4                                             3,100        7,000       21,000
                                                             --------     --------     --------
Total                                                         388,238      377,931      312,099
                                                             --------     --------     --------
Operating Income                                               94,238      104,069       67,593
OTHER INCOME                                                    2,123        2,755          718
                                                             --------     --------     --------
Gross Income                                                   96,361      106,824       68,311
OTHER EXPENSES
Interest expense Notes 4 and 5                                 26,128       29,423       28,246
Disposition of foreign subsidiary Note 2                        5,567           --           --
                                                             --------     --------     --------
Total                                                          31,695       29,423       28,246
                                                             --------     --------     --------
Income before Income Taxes and Cumulative Effect of
  Changes in Accounting Principles                             64,666       77,401       40,065
INCOME TAXES Note 12
Income taxes                                                   23,567       26,147       12,752
Effect of change in income tax rate                                --       11,249           --
                                                             --------     --------     --------
Total                                                          23,567       37,396       12,752
                                                             --------     --------     --------
Net Income before Cumulative Effect of Changes in
  Accounting Principles                                        41,099       40,005       27,313
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
  Notes 12 and 14                                                  --       77,403           --
                                                             --------     --------     --------
NET INCOME                                                   $ 41,099     $117,408     $ 27,313
                                                             --------     --------     --------
PER COMMON SHARE
Net income before cumulative effect of changes in
  accounting principles                                      $   0.70     $   0.70     $   0.49
Cumulative effect of changes in accounting principles              --         1.35           --
Net income                                                       0.70         2.05         0.49
Dividends Note 6                                             $   0.30     $   0.30     $   0.30
                                                             --------     --------     --------
AVERAGE NUMBER OF SHARES OUTSTANDING Note 6                    58,776       57,220       55,257
                                                             --------     --------     --------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET

DECEMBER 31                                                              1994           1993
- -----------                                                           ----------     ----------
                                                                               thousands
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                             $    6,530     $   17,799
Accounts receivable                                                      115,181        110,486
Inventories Note 3                                                        13,420          9,551
Prepaid expenses                                                           3,496          3,025
                                                                      ----------     ----------
Total                                                                    138,627        140,861
                                                                      ----------     ----------
PROPERTIES AND EQUIPMENT
Original cost                                                          3,446,252      3,266,825
Less accumulated depreciation, depletion and amortization              1,460,196      1,425,098
                                                                      ----------     ----------
Net properties and equipment -- based on the full cost method of
  accounting for oil and gas properties Note 4                         1,986,056      1,841,727
                                                                      ----------     ----------
DEFERRED CHARGES                                                          17,418         40,198
                                                                      ----------     ----------
                                                                      $2,142,101     $2,022,786
                                                                      ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable
  Trade and other                                                     $   95,829     $   92,311
  Bank                                                                    14,287         13,328
Accrued expenses
  Interest                                                                 7,676          7,663
  Taxes and other                                                         10,359         12,715
                                                                      ----------     ----------
Total                                                                    128,151        126,017
                                                                      ----------     ----------
LONG-TERM DEBT Note 5                                                    629,281        542,500
                                                                      ----------     ----------
DEFERRED CREDITS
Deferred income taxes Note 12                                            438,684        424,293
Other                                                                     46,386         65,810
                                                                      ----------     ----------
Total                                                                    485,070        490,103
                                                                      ----------     ----------
STOCKHOLDERS' EQUITY
Common stock, par value $0.10
  (200,000,000 shares authorized, 58,857,290 and 58,668,407 shares issued and outstanding as of December 31, 1994 and 1993,
  respectively)                                                            5,931          5,912
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no shares issued as of December 31,
  1994  and 1993)                                                             --             --
Paid-in capital                                                          243,976        236,001
Retained earnings (as of December 31, 1994,
  $249,599,000 was not restricted as to the payment of dividends)        653,112        625,308
Deferred compensation                                                     (3,420)        (3,055)
                                                                      ----------     ----------
Total                                                                    899,599        864,166
                                                                      ----------     ----------
COMMITMENTS AND CONTINGENCIES Notes 9, 14 and 15                              --             --
                                                                      ----------     ----------
                                                                      $2,142,101     $2,022,786
                                                                      ----------     ----------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31                                        1994         1993         1992
- -----------------------                                      --------     --------     --------
                                                                          thousands
COMMON STOCK
Balance at beginning of year                                 $  5,912     $  5,580     $  5,559
Exercise of stock options                                           9           21            5
Issuance of restricted stock                                        3           11           --
Issued for employee savings plan                                    7            8           16
Conversion of 6 1/4% Debentures                                    --          292           --
                                                             --------     --------     --------
Balance at end of year                                          5,931        5,912        5,580
                                                             --------     --------     --------
PAID-IN CAPITAL
Balance at beginning of year                                  236,001      125,217      120,095
Exercise of stock options, net of income tax effects            3,115        4,248        1,502
Issuance of restricted stock                                    1,812        4,442           --
Issuance of stock for employee savings plan                     3,048        3,309        3,620
Conversion of 6 1/4% Debentures, net                               --       98,785           --
                                                             --------     --------     --------
Balance at end of year                                        243,976      236,001      125,217
                                                             --------     --------     --------
RETAINED EARNINGS
Balance at beginning of year                                  625,308      527,103      520,234
Net income                                                     41,099      117,408       27,313
Foreign translation losses                                     (1,686)      (1,701)      (3,799)
Cumulative translation losses transferred to the income
  statement upon disposition of foreign subsidiary              6,065           --           --
                                                             --------     --------     --------
                                                              670,786      642,810      543,748
Dividends paid                                                (17,635)     (17,217)     (16,577)
Issuance of treasury stock                                        (39)        (285)         (68)
                                                             --------     --------     --------
Balance at end of year                                        653,112      625,308      527,103
                                                             --------     --------     --------
DEFERRED COMPENSATION
Balance at beginning of year                                   (3,055)          --       (5,372)
Issuance of restricted stock                                   (1,668)      (4,522)          (7)
Amortization of restricted stock                                1,303        1,467        5,379
                                                             --------     --------     --------
Balance at end of year                                         (3,420)      (3,055)          --
                                                             --------     --------     --------
TREASURY STOCK
Balance at beginning of year                                       --       (1,005)          --
Issued for exercise of stock options                               --          377           --
Issuance of restricted stock                                       --           92            5
Issued to employee savings plan                                   405          981        1,858
Purchase of treasury stock                                       (405)        (445)      (2,868)
                                                             --------     --------     --------
Balance at end of year                                             --           --       (1,005)
                                                             --------     --------     --------
STOCKHOLDERS' EQUITY Notes 6 and 7                           $899,599     $864,166     $656,895
                                                             --------     --------     --------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31                                         1994        1993        1992
- -----------------------                                       ---------   ---------   ---------
                                                                          thousands
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                    $  41,099   $ 117,408   $  27,313
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation, depletion and amortization                      172,825     167,699     132,951
  Amortization of restricted stock                                1,303       1,467       5,379
  Deferred income taxes                                          15,912      35,126       5,373
  Cumulative effect of changes in accounting principles              --     (77,403)         --
  Provisions for impairments of international and geothermal
     properties                                                   3,100       7,000      21,000
  Cumulative translation losses transferred to the income
     statement upon disposition of foreign subsidiary             6,065          --          --
                                                              ---------   ---------   ---------
                                                                240,304     251,297     192,016
(Increase) decrease in accounts receivable                       (4,695)        949     (32,187)
(Increase) decrease in inventories                               (3,869)        698         184
Increase in accounts payable -- trade and other and
  accrued expenses                                                1,175      20,649       9,941
Other items -- net                                                6,772         681       1,659
                                                              ---------   ---------   ---------
Net cash from operating activities                              239,687     274,274     171,613
                                                              ---------   ---------   ---------
CASH FLOW FROM INVESTING ACTIVITIES
Additions to properties and equipment                          (422,718)   (259,894)   (362,405)
Sales and retirements of properties and equipment                95,370       4,824       3,084
                                                              ---------   ---------   ---------
Net cash used in investing activities                          (327,348)   (255,070)   (359,321)
                                                              ---------   ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
Additions to debt                                               180,281     200,000     307,534
Retirements of debt                                             (93,500)   (204,884)   (100,000)
Increase (decrease) in accounts payable, banks                      959      (2,045)     (6,733)
Dividends paid                                                  (17,635)    (17,217)    (16,577)
Issuance of common stock                                          6,326       7,517       5,136
Issuance of treasury stock                                          366       1,165       1,795
Purchase of treasury stock                                         (405)       (445)     (2,868)
                                                              ---------   ---------   ---------
Net cash from financing activities                               76,392     (15,909)    188,287
                                                              ---------   ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              --        (329)       (729)
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (11,269)      2,966        (150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   17,799      14,833      14,983
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   6,530   $  17,799   $  14,833
                                                              ---------   ---------   ---------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1.  SUMMARY OF ACCOUNTING POLICIES

GENERAL Anadarko Petroleum Corporation is engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are: Anadarko Gathering Company; Anadarko Trading Company; and Anadarko Algeria Corporation (Anadarko Algeria). In December 1994, the Company sold its wholly-owned subsidiary, Anadarko Petroleum of Canada Ltd. (Anadarko Canada). See Note 2.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Anadarko and its subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts for prior years have been restated to conform to the current presentation.

CHANGES IN ACCOUNTING PRINCIPLES Effective January 1, 1993, Anadarko adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See Notes 12 and 14.

REVENUES Natural gas revenues generally are recorded using the sales method, whereby the Company recognizes natural gas revenues based on the amount of gas sold to purchasers on its behalf. All other revenues also are recorded using the sales method.

PRICE RISK MANAGEMENT Anadarko uses financial instruments to minimize the impact of price fluctuations for the Company and its customers. Anadarko's financial instruments currently are comprised of futures, swaps and options. Gains and losses on these activities are recognized in revenues for the periods to which they relate. Unrealized gains and losses are recorded as assets and liabilities on the balance sheet. See Note 5.

PROPERTIES AND EQUIPMENT The Company uses the full cost method of accounting for exploration and development activities as defined by the United States Securities and Exchange Commission (SEC). Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities.
     The sum of net capitalized costs and estimated future development and dismantlement costs is amortized using the unit-of-production method. Excluded from amounts subject to amortization are costs associated with unevaluated properties and major development projects. On a country-by-country basis, should the net capitalized costs exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be charged to current expense. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved.
     Unsuccessful geothermal exploration costs are charged to expense. All other properties and equipment are stated at original cost, which does not purport to represent replacement or market values.

ENVIRONMENTAL CONTINGENCIES The Company accrues for environmental contingencies when liabilities are likely to occur and reasonable estimates can be made. In accordance with full cost accounting rules, the Company provides for environmental clean up costs associated with oil and gas activities as a component of its depreciation, depletion and amortization expense. Recoveries from third parties for environmental liabilities are not recognized unless collection is probable.

INTEREST CAPITALIZED The Company capitalizes interest on borrowed funds related to oil and gas expenditures that are not subject to amortization until completion of evaluation or development activities.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1.  SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)
INCOME TAXES The Company, excluding Anadarko Canada, files a U.S. consolidated federal income tax return. Deferred federal and state income taxes are provided on all significant temporary differences, except for those essentially permanent in duration, between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS The financial statements of Anadarko Canada have been translated to U.S. dollars. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the year; resulting translation adjustments are made directly to a separate component of stockholders' equity. Transaction adjustments are reported in net income. In prior years, deferred federal income taxes were not provided on translation adjustments because the earnings of Anadarko Canada were considered to be permanently invested. Due to the sale of Anadarko Canada in 1994, the cumulative foreign currency translation losses were transferred from stockholders' equity and included in disposition of foreign subsidiary on the income statement. See Note 2.

CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS PAYABLE, BANKS This account represents credit balances to the extent that checks issued have not been presented to the Company's banks for payment.

2.  DISPOSITION OF FOREIGN SUBSIDIARY

     In December 1994, Anadarko sold Anadarko Canada for $57,937,000. The sale price included $17,600,000 for the remaining Canadian properties, as well as Anadarko Canada's cash and other working capital, which included $34,055,000 of proceeds from property dispositions earlier in 1994. In connection with the sale, Anadarko recorded a charge of $5,567,000 before taxes ($6,635,000 after taxes) primarily due to a non-cash charge of $6,065,000 for cumulative foreign currency translation losses previously recorded as a reduction in stockholders' equity.
     The gain relating to the sale was taxable in the U.S. As a result, the Company recorded U.S. income tax expense of $17,454,000 on the taxable gain. The Company also reversed previously provided deferred Canadian taxes in the amount of $16,386,000 for a net income tax expense associated with the sale of $1,068,000.
     At the end of 1993, proved reserves of oil and gas for the Canadian properties were less than three percent of the Company's total proved reserves.

3.  INVENTORIES

     Inventories are stated at the lower of average cost or market. NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

thousands                                                                    1994        1993
                                                                            -------     ------
Materials and supplies                                                      $11,953     $8,226
Natural gas liquids, stored in inventory                                        842      1,325
Natural gas, stored in inventory                                                625         --
                                                                            -------     ------
                                                                            $13,420     $9,551
                                                                            -------     ------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

4.  PROPERTIES AND EQUIPMENT

     A summary of the original cost of properties and equipment by classification follows:

thousands                                                                1994           1993
                                                                      ----------     ----------
Oil and gas properties                                                $3,280,837     $3,123,271
Plant facilities                                                          16,063         23,361
Gathering facilities                                                      68,694         55,793
General properties                                                        80,658         64,400
                                                                      ----------     ----------
                                                                      $3,446,252     $3,266,825
                                                                      ----------     ----------

     Oil and gas properties are amortized using the unit-of-production method. All other properties are depreciated on the straight-line basis over the useful lives of the assets, which range from three to 25 years.
     Oil and gas properties include costs of $270,956,000 and $180,933,000 at December 31, 1994 and 1993, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. Anadarko excludes all costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All excluded costs are reviewed quarterly to determine if impairment has occurred.
     During 1994, 1993 and 1992, the Company made provisions for impairments of international properties of $3,100,000, $6,500,000 and $21,000,000, respectively, which were related to oil and gas properties. These impairments related to unsuccessful drilling or related activities in China, Yemen and various other international locations. During 1993, the Company made a provision for impairment of geothermal properties of $500,000.
     Total interest costs incurred during 1994, 1993 and 1992 were $41,635,000, $38,000,000 and $36,620,000, respectively. Of these amounts, the Company capitalized $15,507,000, $8,577,000 and $8,374,000 during 1994, 1993 and 1992, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The capitalization rates are based on the Company's weighted average cost of borrowings used to finance the expenditures.
     In addition to capitalized interest, the Company also capitalized internal costs of $37,898,000, $34,637,000 and $34,177,000 during 1994, 1993 and 1992, respectively. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of oil and gas properties.

5.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

                                                                               Principal
                                                                         ---------------------
thousands                                                                  1994         1993
                                                                         --------     --------
Notes Payable, Banks, 6.46%*                                             $ 49,000     $142,500
Commercial Paper, 6.49%*                                                  180,281           --
8 3/4% Notes due 1998                                                     100,000      100,000
8 1/4% Notes due 2001                                                     100,000      100,000
6 3/4% Notes due 2003                                                     100,000      100,000
5 7/8% Notes due 2003                                                     100,000      100,000
                                                                         --------     --------
                                                                         $629,281     $542,500
                                                                         --------     --------

- ---------------
*The average rates in effect at December 31, 1994.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

5.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)
     Anadarko has noncommitted lines of credit from several banks. The general provisions of these lines of credit provide for Anadarko to borrow funds for terms and rates offered from time to time by the banks. There are no fees associated with these lines of credit.
     The Company has a commercial paper program that allows Anadarko to borrow funds by issuing notes to investors for terms of up to 270 days, at rates as offered.
     The notes payable to banks and commercial paper in 1994 and 1993 have been classified as long-term debt in accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced," under the terms of Anadarko's Bank Credit Agreements.
     In May 1994, the Company entered into a $250,000,000 Revolving Credit Agreement and a $150,000,000 364-Day Credit Agreement with a group of 11 commercial banks. Interest rates are based on either the reference rate, the rate of certificate of deposit, the Eurodollar rate or a combination thereof. The Agreements provide for commitment fees on the unused balances at a rate of 18.5/100 of one percent and 12.5/100 of one percent for the Revolving Credit Agreement and 364-Day Credit Agreement, respectively. The Revolving Credit Agreement will expire in 1999. The Agreements replaced the Revolving Credit Agreement entered into in February 1992. During 1994 and 1993, there were no outstanding borrowings under these Agreements.
     During 1994 and 1993, the Company had available $20,000,000 in a bank line of credit which was not used. The maximum interest rate for loans against the line was the reference rate of the bank. The line of credit is renewable annually, but may be withdrawn at any time by the bank. In 1994 and 1993, Anadarko maintained an average daily compensating balance of $1,000,000 for this line of credit.
     In March 1993, Anadarko issued $100,000,000 principal amount of 6 3/4% Notes due 2003, which are noncallable. Net proceeds from the offering were used to refinance a portion of the debt related to the acquisition of producing properties in December 1992, which was funded using noncommitted lines of credit and commercial paper.
     In June 1993, Anadarko called for redemption of its outstanding $100,000,000 principal amount of 6 1/4% Convertible Subordinated Debentures due 2014. Debentures in the principal amount of $99,778,000 were converted at a price of $34.20 per share into 2,917,276 shares of Anadarko common stock. The principal amount of $99,778,000 includes unamortized debt issuance costs, cash paid for fractional shares and forfeited interest expense for a net of $701,000. Debentures in the principal amount of $222,000 were redeemed for a total payment to debenture holders by the Company of $232,000 for principal, premium and interest. The cash portion of the redemption was funded through existing credit facilities.
     In October 1993, Anadarko issued $100,000,000 principal amount of 5 7/8% Notes due 2003, which are noncallable. Net proceeds from the offering were used to refinance outstanding borrowings incurred for general corporate purposes using noncommitted lines of credit and commercial paper.
     In October 1993, Anadarko filed a shelf registration with the SEC that permits the issuance of up to $300,000,000 in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration will be determined at the time of the offering. Anadarko has used similar shelf registrations since 1989 to provide added flexibility in financing strategies. As of December 31, 1994 and 1993, there had been no securities issued under the shelf registration.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

5.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)
     Total sinking fund and installment payments related to long-term debt for the five years ending December 31, 1999 are shown below. The payments related to the redemption of the notes payable to banks and commercial paper are included in the amounts shown in a manner consistent with the terms for repayment of the Revolving Credit Agreement.

thousands
1995                                                                    $     --
1996                                                                          --
1997                                                                          --
1998                                                                     100,000
1999                                                                    $229,281

     The following information discloses the fair value of the Company's financial instruments:

thousands                                      CARRYING AMOUNT     FAIR VALUE
                                               ---------------     ----------
1994
Cash and cash equivalents                         $   6,530         $  6,530
Long-term debt                                      629,281          603,656
Derivative financial instruments
  Gain                                                3,323            3,323
  Loss                                               (2,889)          (2,889)

1993
Cash and cash equivalents                         $  17,799         $ 17,799
Long-term debt                                      542,500          562,583
Derivative financial instruments
  Gain                                                1,745            1,745
  Loss                                               (3,061)          (3,061)

CASH AND CASH EQUIVALENTS The carrying amount reported on the balance sheet approximates fair value.

LONG-TERM DEBT The fair value of long-term debt at December 31, 1994 and 1993 is the value the Company would have to pay to retire the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices from Standards & Poor's Year-end Bond Guides and, where such quotes were not available, on the average rate in effect at year-end.

DERIVATIVE FINANCIAL INSTRUMENTS Anadarko uses financial instruments -- futures, swaps and options -- to fix a price on the Company's production volumes or to convert a customer's requested price structure to a price structure that is consistent with the Company's overall pricing strategy. Gains and losses are recorded when the related gas or oil production had been produced or delivered or the financial instrument expires. As a result, gains and losses are generally offset by similar changes in the price of natural gas and crude oil. Unrealized gains and losses are recorded as assets and liabilities on the balance sheet at fair market value as of the balance sheet date. While financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the financial instruments may limit Anadarko's gain from increases in the market price of natural gas and crude oil.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

5.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)

     FUTURES Anadarko uses futures contracts to hedge the Company's production volume exposure to price risk and to minimize the Company's customers' exposure to price risk. Futures contracts are guaranteed settlement by the New York Mercantile Exchange (NYMEX) and have nominal credit risk.
     At year-end 1994, Anadarko had open futures contracts totaling 35 million cubic feet per day (MMcf/d) of the Company's natural gas production for February through April 1995 and August through September 1995. Anadarko also had open futures contracts for the Company's natural gas customers of 3 MMcf/d for February through September 1995.
     At year-end 1993, Anadarko had open futures contracts totaling 32 MMcf/d of the Company's natural gas production for February through August 1994.

     SWAPS Anadarko uses swap agreements with third-parties to hedge against potential adverse effects of fluctuations in future prices for the Company's production and for the Company's customers. In addition, Anadarko uses basis swap agreements to hedge against potential adverse effects of fluctuations in the price differential between the NYMEX price at Henry Hub and the price at the market location of Anadarko's production or a customer's market location requirements. These energy swap agreements expose the Company to third-party credit risk to the extent the third-parties are unable to meet their monthly settlement commitment to the Company. The Company monitors the credit standing of the third-parties and anticipates the third-parties will be able to fully satisfy their obligations under the contracts.
     At year-end 1994, Anadarko had open basis swap agreements for the Company's production averaging 119 MMcf/d for the entire year of 1995 and averaging 30 MMcf/d for the years 1996 through 1999. In addition, the Company had open swap agreements for its customers of 20 MMcf/d for the year 1995 and open basis swap agreements for its customers of 28 MMcf/d for January through August 1995.
     At year-end 1993, Anadarko had open swap agreements for its customers of 46 MMcf/d for January 1994 through March 1995.
     The swap agreements discussed above include a swap agreement entered into in December 1993 for which Anadarko received a prepayment of $27,254,000. This swap is in conjunction with a fixed price gas purchase agreement that required Anadarko to make a $27,254,000 prepayment for gas, which will be delivered over the term of the swap agreement. Under the swap agreement, the Company will make payments to a third-party, based on an index price equal to the market value of the gas purchased under the related gas purchase agreement. The settlement period is the first of each month effective April 1994 through March 1995. The carrying amounts reported on the balance sheet represent fair value at year-end. The effect of the swap agreement is to convert the fixed price obligation to purchase gas into a market price obligation.

     OPTIONS The Company generally uses options to fix a floor and a ceiling for prices on its production volumes. The Company also has used options to "straddle" a price, effectively setting a price above the then present market price at which the Company is willing to sell production volumes and a price below the then present market price at which the Company is willing to buy to supply third-party markets. Like futures, NYMEX options are guaranteed settlement and have nominal credit risk. Over-the-counter (OTC) options with third-parties have credit risks similar to swaps.
     At year-end 1994, Anadarko had open NYMEX options on 57 MMcf/d for puts and for calls in order to fix a range of prices (a "collar") for the Company's natural gas production during February through April 1995.
     At year-end 1993, Anadarko had open OTC options on 25 MMcf/d for puts and for calls as a straddle of the Company's natural gas production and third-party purchase requirements during February through March 1994.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

5.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)

     INTEREST RATE SWAP OPTION AGREEMENT In October 1993, Anadarko accepted a payment of $2,600,000 granting the purchaser the option to enter into a nine-year interest rate swap agreement with the Company. The option was exercisable in October 1994. This agreement, if exercised, would have effectively fixed the rate the Company would have paid on a notional $100,000,000 of its floating interest rate debt at six percent for nine years. The $2,600,000 payment and the related agreement hedged the Company's floating interest rate debt, which was 3.44 percent at December 31, 1993. The option was not exercised and, as a result, the Company recorded a reduction to interest expense of $2,600,000 during the fourth quarter of 1994.

6.  STOCK AND STOCK OPTIONS
     Following is a schedule of the changes in the Company's shares of common stock:

                                                            1994           1993           1992
                                                         ----------     ----------     ----------
SHARES OF COMMON STOCK ISSUED
Beginning of year                                        58,668,407     55,345,486     55,139,158
Exercise of stock options                                    91,829        213,054         50,031
Issuance of restricted stock                                 31,950        110,700             --
Issuance of shares for employee savings plan                 65,104         81,891        156,297
Conversion of 6 1/4% Debentures                                  --      2,917,276             --
                                                         ----------     ----------     ----------
End of year                                              58,857,290     58,668,407     55,345,486
                                                         ----------     ----------     ----------
SHARES OF COMMON STOCK HELD IN TREASURY
Beginning of year                                                --         34,235             --
Issuance of shares for exercise of stock options                 --        (12,398)            --
Issuance of shares for employee savings plan                 (7,257)       (30,746)       (62,654)
Issuance of restricted stock                                     --         (3,150)          (184)
Purchase of treasury stock                                    7,257         12,059         97,073
                                                         ----------     ----------     ----------
End of year                                                      --             --         34,235
                                                         ----------     ----------     ----------
SHARES OF COMMON STOCK OUTSTANDING AT END OF YEAR        58,857,290     58,668,407     55,311,251
                                                         ----------     ----------     ----------

     In each quarter of 1994, 1993 and 1992, dividends of 7.5 cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $249,599,000, $464,166,000 and $256,895,000 were not restricted as to the payment of dividends at December 31, 1994, 1993 and 1992, respectively.
     During 1994, 1993 and 1992, the Company acquired treasury stock only as a result of stock option exercises or restricted stock transactions.
     Anadarko has four stock option plans -- the 1993 Stock Incentive Plan, the 1988 Stock Option Plan for Non-employee Directors, the 1987 Stock Option Plan and the 1986 Stock Option Plan -- under which key employees and directors of the Company may be granted options to purchase shares of Anadarko common stock. Incentive stock options and non-qualified stock options have a maximum term of ten years from the date of grant and are issued at the market value of Anadarko stock on the date of grant. The options vest over time and may be exercised no earlier than one year from the date of grant.
     In addition, the 1993 Stock Incentive Plan and the 1987 Stock Option Plan provide that up to 800,000 and 400,000 shares of common stock, respectively, which may be granted under the Plans, may be granted as restricted stock. Generally, restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of the restricted stock have all the rights of a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to such shares. During 1994 and 1993, the Company issued 31,950 and 110,700 shares, respectively, of restricted stock at a market value of $1,669,000 and $4,429,000, respectively.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

6.  STOCK AND STOCK OPTIONS -- (CONTINUED)
     Unexercised stock options do not have a dilutive effect on earnings per common share. Information regarding the Company's stock option plans is summarized below:

                                                    1994              1993              1992
                                                -------------     -------------     -------------
SHARES UNDER OPTION AT BEGINNING OF YEAR            1,819,012         1,931,535         1,728,920
Granted                                               431,950           540,350           280,500
Exercised                                            (142,787)         (628,873)          (58,385)
Surrendered or expired                                 (1,500)          (24,000)          (19,500)
                                                -------------     -------------     -------------
SHARES UNDER OPTION AT END OF YEAR                  2,106,675         1,819,012         1,931,535
                                                -------------     -------------     -------------
Option price range per share
  at December 31                                $16.79-$49.00     $16.60-$47.00     $14.65-$37.00
                                                -------------     -------------     -------------
Options exercisable at December 31                  1,433,050         1,213,737         1,533,135
                                                -------------     -------------     -------------
Price range per share
  of options exercised                          $19.68-$47.00     $16.60-$37.00     $14.65-$26.06
                                                -------------     -------------     -------------
SHARES AVAILABLE FOR FUTURE GRANT AT END OF
  YEAR                                              3,690,500         4,120,950           637,300
                                                -------------     -------------     -------------

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

7.  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

     The following is an analysis of currency translation adjustments reflected in stockholders' equity:

thousands                                                        1994        1993        1992
                                                                -------     -------     -------
Balance at beginning of year                                    $(4,379)    $(2,678)    $ 1,121
Current translation losses                                       (1,686)     (1,701)     (3,799)
Cumulative translation losses transferred to the income
  statement upon disposition of foreign subsidiary                6,065          --          --
                                                                -------     -------     -------
Balance at year-end                                             $    --     $(4,379)    $(2,678)
                                                                -------     -------     -------

8.  STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:

thousands                                                         1994        1993        1992
                                                                --------    --------    --------
Interest                                                        $ 25,675    $ 26,840    $ 27,224
Income taxes                                                    $    516    $  5,726    $ 12,064

     In July 1993, $99,778,000 principal amount of the 6 1/4% Convertible Subordinated Debentures due 2014 were converted into 2,917,276 shares of Anadarko common stock.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

9.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     During 1989, Anadarko Algeria entered into a production sharing agreement
(PSA) with Sonatrach, the national oil and gas enterprise of Algeria. Sonatrach is the beneficial owner of 10.2 percent of the Company's common stock. The PSA gives Anadarko Algeria the right to explore for and produce liquid hydrocarbons in Algeria, subject to the sharing of production with Sonatrach. The PSA provides for a commitment from Anadarko Algeria of over $100,000,000 of exploration costs (including the cost of certain assets) over a ten-year period, subject to certain provisions. Anadarko Algeria has obtained two partners to participate in the PSA and share in the exploration cost commitment. Anadarko believes this obligation will be fully met in 1995. During 1994, the Company and its two partners also acquired, subject to approval by Algerian authorities, a minority interest in a PSA covering two additional blocks in the same region, which are operated by BHP Petroleum (Algerie) Inc., where an exploration program is already underway. The Company believes anticipated operating cash flows and existing credit facilities will be sufficient to meet its share of these costs. As of December 31, 1994, Anadarko Algeria's total net investment in Algeria for exploration and related activities was $105,597,000, of which approximately $33,189,000 was incurred in 1994.
     The current political unrest in Algeria has been the subject of numerous news media reports. The Company is closely monitoring the situation and has taken reasonable and prudent steps to insure the safety of employees working in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1995 and beyond. However, the situation has not had any material effect on the Company's operations. The Company's activities in Algeria also are subject to the general risks associated with all foreign operations.
     The Company purchases oil field services from a number of companies including Dresser Industries, Inc. and its affiliates and subsidiaries. The aggregate amount paid to Dresser Industries, Inc. and its affiliates and subsidiaries was approximately $671,000 in 1994, $641,000 in 1993 and $3,256,000 in 1992. James L. Bryan, a director of the Company, is Senior Vice President Operations of Dresser Industries, Inc.
     Approximately $155,000 and $81,000 was paid to L. G. Barcus and Sons, Inc. during 1993 and 1992, respectively, for consulting fees concerning the construction of facilities for the Company in 1993. There were no amounts paid by the Company to L.G. Barcus and Sons, Inc. during 1994. Larry Barcus, a director of the Company, is the Chairman of L. G. Barcus and Sons, Inc., a general contractor with operations nationwide.
     The Company's natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Canada and Mexico. The majority of the Company's receivables are paid within two months following the month of purchase.
     The Company generally performs a credit analysis of customers prior to making any sales to new customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee.
     In 1994, sales to Indiana Gas Company Incorporated were $67,348,000, which was more than ten percent of the Company's total revenues. In 1993, sales to CNG Transmission Corporation and its subsidiaries were $75,378,000 (of which $60,191,000 were to East Ohio Gas Company, a wholly-owned subsidiary of CNG) and sales to Indiana Gas Company Incorporated were $65,754,000, each of which accounted for more than ten percent of the Company's total revenues. In 1992, sales to CNG Transmission Corporation and its subsidiaries were $42,570,000 (of which $36,715,000 were to East Ohio Gas Company) and sales to Indiana Gas Company Incorporated were $39,869,000, each of which accounted for more than ten percent of the Company's total revenues.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

10.  OPERATING EXPENSES

     Operating expenses by category are as follows:

thousands                                                       1994         1993         1992
                                                              ---------    ---------    --------
Oil and gas                                                   $  70,164    $  67,668    $ 48,073
Plant and gathering                                              24,905       23,750      18,326
Gas purchases                                                    14,292       12,016      12,184
Other                                                               841          938         790
                                                              ---------    ---------    --------
Total                                                         $ 110,202    $ 104,372    $ 79,373
                                                              ---------    ---------    --------

11.  OTHER TAXES

     Significant taxes other than income taxes are as follows:

thousands                                                         1994        1993        1992
                                                                --------    --------    --------
Production and severance                                        $ 22,228    $ 22,049    $ 15,945
Ad valorem                                                        16,786      15,679      11,166
Payroll and other                                                  1,959       3,769       3,472
                                                                --------    --------    --------
Total                                                           $ 40,973    $ 41,497    $ 30,583
                                                                --------    --------    --------

12.  INCOME TAXES

     Income tax expense, including deferred amounts, is summarized as follows:

thousands                                                        1994        1993        1992
                                                               --------     -------     -------
CURRENT
Federal                                                        $  5,798     $ 1,469     $ 5,874
Foreign                                                           1,422         766         891
State                                                               435          35         614
                                                               --------     -------     -------
Total                                                             7,655       2,270       7,379
                                                               --------     -------     -------

DEFERRED
Federal                                                          29,838      22,925       4,530
Adjustment to the deferred tax liabilities and assets at the enactment date for the change in the corporate income tax
  rate                                                               --      11,249          --
Foreign                                                         (16,224)       (141)        500
State                                                             2,298       1,093         343
                                                               --------     -------     -------
Total                                                            15,912      35,126       5,373
                                                               --------     -------     -------
Total income taxes allocated to Income before Income Taxes
  and Cumulative Effect of Changes in Accounting Principles    $ 23,567     $37,396     $12,752
                                                               --------     -------     -------

     The Company's current federal income tax expense has been determined under the alternative minimum tax system.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

12.  INCOME TAXES -- (CONTINUED)
     Total income taxes were different than the amounts computed by applying the statutory income tax rate to Income before Income Taxes and Cumulative Effect of Changes in Accounting Principles. The sources of these differences are as follows:

thousands                                                        1994        1993        1992
                                                                -------     -------     -------
Income before Income Taxes and Cumulative Effect
  of Changes in Accounting Principles
Domestic                                                        $63,963     $77,059     $36,652
Foreign                                                             703         342       3,413
                                                                -------     -------     -------
Total                                                           $64,666     $77,401     $40,065
                                                                -------     -------     -------
Statutory tax rate                                                   35%         35%         34%
Tax computed at statutory tax rate                              $22,633     $27,090     $13,622
Adjustments resulting from:
  State income taxes (net of federal income tax benefit)          1,777         733         632
  Section 29 credit                                              (3,072)       (718)     (1,221)
  Disposition of foreign subsidiary                               3,017          --          --
  Adjustment to the beginning of year deferred tax liabilities

     and assets for the change in the corporate income tax rate      --      10,741          --
  Other -- net                                                     (788)       (450)       (281)
                                                                -------     -------     -------
Total income taxes                                              $23,567     $37,396     $12,752
                                                                -------     -------     -------
Effective tax rate                                                   36%         48%         32%
                                                                -------     -------     -------

     The tax benefit of compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders' equity. For 1994 and 1993, the tax benefit amounted to $968,000 and $2,743,000, respectively.
     SFAS No. 109 was adopted by the Company in the first quarter of 1993 and increased net income by $87,071,000. SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to those years in which the temporary differences between financial statement carrying amounts and tax bases are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted.
     The Omnibus Budget Reconciliation Act of 1993, which was enacted in August 1993, raised the top corporate income tax rate from 34 to 35 percent retroactive to January 1, 1993. As a result, Anadarko recorded a charge to earnings of $11,249,000 in the third quarter of 1993.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

12.  INCOME TAXES -- (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 1994 and 1993 are as follows:

thousands                                                                  1994         1993
                                                                         --------     --------
Oil and gas exploration and development costs                            $473,043     $449,859
Other                                                                      14,391       12,382
                                                                         --------     --------
Gross deferred tax liabilities                                            487,434      462,241
                                                                         --------     --------
Alternative minimum tax credit carryforward                               (28,752)     (22,691)
Other                                                                     (19,998)     (15,257)
                                                                         --------     --------
Gross deferred tax assets                                                 (48,750)     (37,948)
                                                                         --------     --------
Net deferred tax liabilities                                             $438,684     $424,293
                                                                         --------     --------

     The Company has determined that the deferred tax assets will be realized and a valuation allowance for such assets is not required.
     Under the deferred method of accounting for income taxes which was applied in 1992 and prior years, deferred income taxes applicable to each year's net timing differences were provided based on the tax rates in effect during that year and no adjustments were made to the deferred income tax liability amounts for subsequent changes in tax rates.
     Deferred income tax expense for the year ended December 31, 1992 resulted from timing differences in the recognition of revenue and expense for tax and financial accounting purposes. The source of these differences is as follows:

thousands                                                                             1992
                                                                                     -------
Oil and gas exploration and development costs                                        $(1,326)
Depreciation                                                                             (41)
Net operating loss utilized                                                            1,688
Investment tax credit utilized                                                         1,734
Alternative minimum tax credit                                                         2,303
Other                                                                                  1,015
                                                                                     -------
Total deferred income taxes                                                          $ 5,373
                                                                                     -------

     In December 1994, the Company sold Anadarko Canada. Under current accounting rules, Anadarko had not previously provided deferred U.S. income taxes on the amount by which its investment in Anadarko Canada exceeded the tax basis or on the cumulative foreign currency translation losses because these temporary differences were previously considered permanent in duration. See Note 2.
     Alternative minimum tax can be carried forward indefinitely as a credit against regular tax liability. The alternative minimum tax credit generated in 1994 has reduced deferred federal income tax expense. To the extent the cumulative remaining carryforward is utilized against future income taxes, accumulated deferred income taxes will be restored at the then current rate.
     Net operating loss and alternative minimum tax credit carryforwards at December 31, 1994, which are available for future utilization on federal income tax returns, are as follows:

                                                                      ALTERNATIVE
                                                          REGULAR       MINIMUM
thousands                                                   TAX           TAX         EXPIRATION
                                                          -------     -----------     -----------
Net operating loss                                        $ 6,800        $ 386        1995 - 2009
Alternative minimum tax credit                            $28,800        $  --        Unlimited

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

13.  LEASE COMMITMENTS

     The Company has various commitments under non-cancelable operating lease agreements for buildings, facilities and equipment, the majority of which expire at various dates through 2002. The leases are expected to be renewed or replaced as they expire. At December 31, 1994, future minimum rental payments due under operating leases are as follows:

thousands
1995                                                                                 $ 6,376
1996                                                                                   5,806
1997                                                                                   5,659
1998                                                                                   5,540
1999                                                                                   5,321
Later years                                                                           11,867
                                                                                     -------
Total minimum lease payments                                                         $40,569
                                                                                     -------

     Total rental expense amounted to $8,441,000, $9,207,000 and $8,212,000 in 1994, 1993 and 1992, respectively.

14.  PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLANS The Company has a non-contributory defined benefit pension plan covering all permanent employees, except certain employees in foreign countries. The benefits for this plan are based primarily on years of service and pay near retirement. Plan assets consist principally of fixed income investments and equity securities. The Company funds the plan with annual contributions as determined in accordance with the Employee Retirement Income Security Act of 1974 and Internal Revenue Code limitations.
     In 1994, the Plan was amended, effective January 1, 1992, to bring the definition of compensation in compliance with Section 414(s) of the Internal Revenue Code of 1986, as amended (Code). Effective January 1, 1993, a rollover provision was added to the Plan allowing a member's retirement benefit to be rolled over to another qualified pension plan or Individual Retirement Account. Effective January 1, 1994, a section was added preserving benefits of those members whose accrued benefit under the Plan was determined based on compensation received prior to January 1, 1994, which exceeded the limit on compensation which may be considered for Plan purposes commencing January 1, 1994. Also effective January 1, 1994, provisions were added to clarify the treatment of employees of Anadarko Canada who transfer their employment to Anadarko. Finally, effective July 1, 1994, a section was added to the Plan to allow members who had attained age 50 by July 1, 1994, to retire from Anadarko with a pension benefit as if they had attained age 55, if they were working at one of two specific locations and whose employment was terminated in conjunction with the closing of these specific locations.
     During 1992, the plan was amended to increase the percent of average compensation returned in benefit payments, which increased the actuarial liability by $3,920,000. In addition, the plan was automatically updated in 1992 to reflect cost-of-living increases to the Code Section 415 limit on benefits and the Code Section 401(a)(17) limit on considered compensation, which increased the actuarial liability by $100,000.
     The Company has an equalization plan to ensure payments to certain employees of amounts to which they are already entitled under the provisions of the pension plan, but which are subject to limitations imposed by federal tax laws. This plan is unfunded and payable solely from the general assets of the Company.
     In addition, the Company has a pension plan for non-employee directors, which is unfunded.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

14.  PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT
BENEFITS -- (CONTINUED)
     The 1994, 1993 and 1992 pension cost related to these plans includes the following components:

                          thousands                              1994        1993        1992
                                                                -------     -------     -------
Service costs-benefits earned in the period                     $ 3,502     $ 2,785     $ 2,357
Interest cost on projected benefit obligation                     2,895       2,612       2,394
Actual return on plan assets                                      1,208      (3,675)     (3,516)
Amortization values and deferrals                                (4,560)        111         106
Special termination benefits                                        346          --          --
                                                                -------     -------     -------
Pension cost                                                    $ 3,391     $ 1,833     $ 1,341
                                                                -------     -------     -------

     The special termination benefits incurred in 1994 relate to the closing of several plant locations.
     The Company had an additional minimum liability of $1,591,000 and $947,000 at December 31, 1994 and 1993, respectively, which represents the difference between the unfunded accumulated benefit obligation and the accrued pension cost related to the equalization plan. This liability was offset by an intangible asset of an equal amount.
     The funded status of the plans at December 31, 1994 and 1993 is as follows:

                                                              ASSETS EXCEED       ACCUMULATED
                                                               ACCUMULATED      BENEFITS EXCEED
                                                                BENEFITS            ASSETS
                         thousands                              (FUNDED)          (UNFUNDED)
                                                              -------------     ---------------
1994
Actuarial present value of:
  Vested benefit obligation                                     $  19,040          $   2,675
  Accumulated benefit obligation                                   23,896              3,535
  Projected benefit obligation                                  $  33,668          $   4,387
                                                              -------------     ---------------

Plan assets at market value                                     $  37,734          $      --
                                                              -------------     ---------------

Projected benefit obligation less than (in excess of) plan
  assets                                                        $   4,066          $  (4,387)
  Unrecognized initial asset                                       (5,724)                --
  Unrecognized loss                                                   469                855
  Unrecognized prior service cost                                   1,784              1,483
  Adjustment required to recognize additional minimum
     liability                                                         --             (1,591)
                                                              -------------     ---------------
Prepaid (accrued) pension cost                                  $     595          $  (3,640)
                                                              -------------     ---------------
1993
Actuarial present value of:
  Vested benefit obligation                                     $  23,045          $   1,632
  Accumulated benefit obligation                                   27,908              2,178
  Projected benefit obligation                                  $  38,173          $   2,863
                                                              -------------     ---------------

Plan assets at market value                                     $  44,715          $      --
                                                              -------------     ---------------

Projected benefit obligation less than (in excess of) plan
  assets                                                        $   6,542          $  (2,863)
  Unrecognized initial asset                                       (6,251)                --
  Unrecognized (gain) loss                                           (641)               798
  Unrecognized prior service cost                                   3,524                753
  Adjustment required to recognize additional minimum
     liability                                                         --               (947)
                                                              -------------     ---------------
Prepaid (accrued) pension cost                                  $   3,174          $  (2,259)
                                                              -------------     ---------------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

14. PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The Company's assumptions used as of December 31 in determining the pension cost and pension liability were as follows:

percent                                                                 1994     1993     1992
                                                                        ----     ----     ----
Discount rate                                                           8.0      7.25     8.25
Rates of increase in compensation levels                                5.0      5.0      6.0
Long-term rate of return on plan assets                                 8.0      8.0      9.0

EMPLOYEE SAVINGS PLAN The Company has an employee savings plan (ESP) that is a defined contribution plan. The Company matches a portion of employees' contributions with shares of the Company's common stock. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $3,579,000, $3,426,000 and $2,842,000 during 1994, 1993 and 1992, respectively.

OTHER POSTRETIREMENT BENEFITS As of January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company recognized the cumulative transition obligation of $19,767,000 as the effect of an accounting change in the first quarter of 1993, resulting in a decrease to net income of $9,668,000 (net of $5,416,000 deferred income tax benefit). For the year ended December 31, 1992, the Company recognized postretirement benefit costs other than pensions as incurred. As a result, the amounts recognized as expense in 1992 are not comparable to 1993 and 1994.
     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees, including employees in foreign countries, may become eligible for these benefits if they reach retirement age while working for the Company. These benefits and similar benefits for active employees are provided through contributory and non-contributory benefit plans.
     Health care benefits are funded by contributions from the Company and its employees, with retiree contributions adjusted per the provisions of the Company's health care plans. The Company's current policy is to fund the cost of postretirement health care benefits on a pay-as-you-go basis. The Company's retiree life insurance plan is noncontributory and is currently fully funded through insurance premiums paid by the Company.
     The following table sets forth the Company's postretirement benefits other than pension combined liability as of December 31, 1994 and 1993:

thousands                                                                  1994         1993
                                                                         --------     --------
Accumulated postretirement benefit obligation
Retirees                                                                 $ (6,344)    $(10,038)
Fully eligible active plan participants                                    (3,538)      (4,004)
Other active plan participant                                             (11,321)     (11,961)
                                                                         --------     --------
Total                                                                     (21,203)     (26,003)
Plan assets at fair value                                                      --        3,326
                                                                         --------     --------
Accumulated postretirement benefit obligation
  in excess of plan assets                                                (21,203)     (22,677)
                                                                         --------     --------
Unrecognized net (gain) loss                                               (3,887)         198
                                                                         --------     --------
Accrued postretirement benefit cost                                      $(25,090)    $(22,479)
                                                                         --------     --------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

14. PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The Company charges postretirement benefits other than pensions as accrued, based on actuarial calculations for each plan. The net annual costs for postretirement benefits other than pensions for 1994 and 1993 included the following components:

thousands                                                                    1994       1993
                                                                            ------     -------
Transition obligation                                                       $   --     $19,767
Service cost-benefits attributed to service during the period                1,575       1,520
Interest cost on accumulated obligation                                      1,863       1,895
Actual return on plan assets                                                  (260)       (281)
Special termination expense                                                     44          --
                                                                            ------     -------
Net postretirement benefit cost                                             $3,222     $22,901
                                                                            ------     -------

     The Company's assumptions used as of December 31 in determining postretirement benefits other than pension cost and the accumulated benefit obligation shown above were as follows:

percent                                                                    1994          1993
                                                                         ---------    ----------
Discount rate                                                                  8.0          7.25
Rates of increase in compensation levels                                       5.0           5.0
Health care trend rate                                                    15.0-5.0      15.0-5.0

     The health care trend rate for the health care plans starts at the maximum rate for the current year and is gradually reduced to an ultimate rate for 2001 and later years. A change in the health care trend rate of one percent would change the annual cost in 1994 by approximately $742,000 and would change the accumulated postretirement benefit obligation in 1994 by approximately $2,775,000.
     Retiree life insurance expense was $78,000 for 1992 and the cost of providing health care benefits for 129 retirees in 1992 was $375,000.

15.  CONTINGENCIES

ENVIRONMENTAL In January 1994, the Company received a Special Notice for Remedial Design/Remedial Action from the Environmental Protection Agency (EPA) in connection with the disposal of oil and gas exploration and production wastes at the PAB Oil Superfund site (the "Site") at Abbeville, Louisiana. The Company had previously received a Notice of Potential Liability from the EPA as one of the potentially responsible parties (PRP) in connection with this Site. In the Notice of Potential Liability, the EPA attributed 40 barrels of waste to the Company which was disposed of by a third-party contractor on behalf of the Company. In October 1994, Anadarko signed an Administrative Order on Consent with the EPA for $8,040 in settlement of the Company's potential liability.
     On December 17, 1993, the Company received a notice from the Department of Justice in the State of California indicating the Company may be a PRP for the study, cleanup and closure of the waste facility owned by Geothermal, Inc. in Middletown, California (the "GI site"). Anadarko's records indicate the disposal of a limited number of barrels of drilling mud at the GI site in 1982. During the first quarter of 1994, the Company, along with other PRPs, became a party to a Cost Sharing, Joint Defense and Confidentiality Agreement, effective October 20, 1993. The Company believes its share of costs in connection with the cleanup of the GI site will not have a material effect on its financial position or results of operations and will be approximately $35,000 to $70,000.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

15.  CONTINGENCIES -- (CONTINUED)

     As part of the 1992 acquisition of properties from Atlantic Richfield Company (ARCO), the Company conducted an extensive environmental audit of the acquired properties. To the extent that significant environmental problems were found to exist during the audit, ARCO had contractually agreed, with certain limitations, to correct such problems or take back the affected properties and refund the pro rata share of the purchase price attributable to the properties pursuant to the terms of the underlying asset purchase and sale agreement. Negotiations with ARCO continue to determine compensation due the Company from ARCO for certain environmental conditions which have been found on the properties. The Company believes any liability in connection with any environmental conditions existing as of the date of purchase on the properties rest with ARCO and, as such, the Company believes it will not have any material potential liability related thereto.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS PRODUCTION

     The following is historical revenue and cost information relating to the Company's oil and gas operations. Excluded from amounts subject to amortization as of December 31, 1994 and 1993 are $270,956,000 and $180,933,000,
respectively, of costs associated with unevaluated properties and major development projects. The majority of the evaluation activities are expected to be completed in five years.

COSTS EXCLUDED FROM AMORTIZATION

                                                                                EXCLUDED
                                                 YEAR COSTS INCURRED            COSTS AT
                                PRIOR      --------------------------------     DEC. 31,
thousands                       YEARS       1992        1993         1994         1994
                               -------     -------     -------     --------     --------
Property acquisition           $10,348     $ 4,874     $32,330     $ 82,306     $129,858
Exploration                     15,814      16,235      28,299       59,949      120,297
Capitalized interest             2,267       2,247       6,578        9,709       20,801
                               -------     -------     -------     --------     --------
Total                          $28,429     $23,356     $67,207     $151,964     $270,956
                               -------     -------     -------     --------     --------

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

thousands                                                     1994           1993
                                                           ----------     ----------
UNITED STATES
Capitalized
  Unproved properties                                      $  180,447     $   97,694
  Proved properties                                         2,989,037      2,857,110
  Plant facilities                                             16,063         23,361
                                                           ----------     ----------
                                                            3,185,547      2,978,165
                                                           ----------     ----------
Accumulated depreciation, depletion and amortization        1,426,480      1,356,800
                                                           ----------     ----------
Net capitalized costs                                       1,759,067      1,621,365
                                                           ----------     ----------
CANADA
Capitalized
  Unproved properties                                              --          4,425
  Proved properties                                                --         86,586
                                                           ----------     ----------
                                                                   --         91,011
Accumulated depreciation, depletion and amortization               --         42,288
                                                           ----------     ----------
Net capitalized costs                                              --         48,723
                                                           ----------     ----------
ALGERIA AND OVERSEAS
Capitalized
  Unproved properties                                          82,308         77,456
  Proved properties                                            29,045             --
                                                           ----------     ----------
Net capitalized costs                                         111,353         77,456
                                                           ----------     ----------
TOTAL
Capitalized
  Unproved properties                                         262,755        179,575
  Proved properties                                         3,018,082      2,943,696
  Plant facilities                                             16,063         23,361
                                                           ----------     ----------
                                                            3,296,900      3,146,632
                                                           ----------     ----------
Accumulated depreciation, depletion and amortization        1,426,480      1,399,088
                                                           ----------     ----------
Net capitalized costs                                      $1,870,420     $1,747,544
                                                           ----------     ----------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

thousands                                                      1994         1993         1992
                                                             --------     --------     --------
UNITED STATES -- Capitalized
Property acquisition
  Exploration                                                $ 87,747     $ 15,637     $ 11,955
  Development                                                  16,005       27,806      205,977
Exploration                                                   115,486       84,457       47,073
Development                                                   132,846       80,122       34,923
                                                             --------     --------     --------
                                                              352,084      208,022      299,928
                                                             --------     --------     --------
CANADA -- Capitalized
Property acquisition
  Exploration                                                     987          273          594
  Development                                                   2,122           --           31
Exploration                                                       770        2,665        2,491
Development                                                     2,866        2,561        3,853
                                                             --------     --------     --------
                                                                6,745        5,499        6,969
                                                             --------     --------     --------
ALGERIA AND OVERSEAS -- Capitalized
Property acquisition
  Exploration                                                      --           --          125
Exploration                                                    37,713       32,898       35,487
Development                                                        88           --           --
                                                             --------     --------     --------
                                                               37,801       32,898       35,612
                                                             --------     --------     --------
TOTAL -- Capitalized
Property acquisition
  Exploration                                                  88,734       15,910       12,674
  Development                                                  18,127       27,806      206,008
Exploration                                                   153,969      120,020       85,051
Development                                                   135,800       82,683       38,776
                                                             --------     --------     --------
                                                             $396,630     $246,419     $342,509
                                                             --------     --------     --------

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The following schedule includes only the results of operations from the production and sale of natural gas, crude oil, condensate and NGLs. Results of operations from gas marketing and gas gathering are excluded. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas production.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

thousands                                                      1994         1993         1992
                                                             --------     --------     --------
UNITED STATES
Net revenues from production
  Gas sold to consolidated affiliates                        $253,667     $250,907     $199,820
  Other sales of gas, oil and NGLs                            204,698      212,696      155,007
                                                             --------     --------     --------
                                                              458,365      463,603      354,827
Production (lifting) costs                                    121,023      119,832       84,304
Depreciation, depletion and amortization*                     161,308      154,450      122,961
                                                             --------     --------     --------
                                                              176,034      189,321      147,562
Income tax expense                                             61,983       66,928       51,832
                                                             --------     --------     --------
Results of operations                                         114,051      122,393       95,730
                                                             --------     --------     --------
*DD&A rate per net equivalent barrel                         $   4.01     $   4.26     $   4.06
                                                             --------     --------     --------
CANADA
Net revenues from production
Other sales of gas, oil and NGLs                                9,046       13,945       15,138
Production (lifting) costs                                      4,052        5,611        6,593
Depreciation, depletion and amortization*                       2,763        6,110        4,664
                                                             --------     --------     --------
                                                                2,231        2,224        3,881
Income tax expense                                                556          580        1,438
                                                             --------     --------     --------
Results of operations                                           1,675        1,644        2,443
                                                             --------     --------     --------
*DD&A rate per net equivalent barrel                         $   3.35     $   4.92     $   3.72
                                                             --------     --------     --------
TOTAL
Net revenues from production
  Gas sold to consolidated affiliates                         253,667      250,907      199,820
  Other sales of gas, oil and NGLs                            213,744      226,641      170,145
                                                             --------     --------     --------
                                                              467,411      477,548      369,965
Production (lifting) costs                                    125,075      125,443       90,897
Depreciation, depletion and amortization                      164,071      160,560      127,625
                                                             --------     --------     --------
                                                              178,265      191,545      151,443
Income tax expense                                             62,539       67,508       53,270
                                                             --------     --------     --------
Results of operations                                        $115,726     $124,037     $ 98,173
                                                             --------     --------     --------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES

     The following table shows estimates prepared by the Company's engineers of proved reserves and proved developed reserves, net of royalty interests, of natural gas, crude oil, condensate and NGLs owned at year-end and changes in proved reserves during the last three years. Volumes for natural gas are in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch and volumes for oil, condensate and NGLs are in millions of barrels (MMBbls). Total volumes are in millions of energy equivalent barrels (MMEEBs). For this computation, one barrel is the equivalent of six thousand cubic feet.
     The Company's reserves increased in 1994 due to exploration and development drilling and improved recovery. During 1994, the Company added 44 MMBbls of oil reserves, based on preliminary development studies and the contractual rights granted under the Sonatrach agreement.
     The Company's reserve additions in 1993 came primarily from exploration and development drilling and improved recovery. Reserve revisions for 1993 included an increase of about 60 Bcf to reflect a portion of the effect of the Kansas Corporation Commission order which increased production allowables in the Hugoton Field. This was offset by a modest downward revision to prior estimates of oil and condensate reserves due to weak oil prices at year-end 1993.
     The Company's reserve additions in 1992 included the purchase of oil and gas properties from Atlantic Richfield Company. This acquisition added 26.4 MMBbls of crude oil, condensate and NGLs and 53.4 Bcf of natural gas, or about 35 MMEEBs.
     NGLs are included with oil and condensate reserves and the associated shrinkage has been deducted from the gas reserves.
     The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES -- (CONTINUED)

                             NATURAL GAS                  OIL, CONDENSATE AND NGLS                           TOTAL
                                (BCF)                             (MMBBLS)                                 (MMEEBS)
                       ------------------------      -----------------------------------      -----------------------------------
                       U.S.     CANADA    TOTAL      U.S.     CANADA    ALGERIA    TOTAL      U.S.     CANADA    ALGERIA    TOTAL
                       -----    ------    -----      -----    ------    -------    -----      -----    ------    -------    -----
PROVED RESERVES
  DECEMBER 31, 1991    1,699       45     1,744       40.8      5.0         --      45.8      323.9     12.6         --     336.5
Revisions of prior
  estimates               31       (6)       25        4.7     (1.2)        --       3.5        9.9     (2.3)        --       7.6
Extensions,
  discoveries and
  other additions         41       --        41        1.5      0.3         --       1.8        8.3      0.3         --       8.6
Improved recovery          3       --         3        2.1       --         --       2.1        2.7       --         --       2.7
Purchases in place        61       --        61       34.2       --         --      34.2       44.3       --         --      44.3
Sales in place            (1)      --        (1)        --       --         --        --       (0.1)      --         --      (0.1)
Production              (144)      (3)     (147)      (6.3)    (0.8)        --      (7.1)     (30.3)    (1.3)        --     (31.6)
                       -----    ------    -----      -----    ------    -------    -----      -----    ------    -------    -----
DECEMBER 31, 1992      1,690       36     1,726       77.0      3.3         --      80.3      358.7      9.3         --     368.0
Revisions of prior
  estimates               59       --        59      (11.5)     0.2         --     (11.3)      (1.7)     0.1         --      (1.6)
Extensions,
  discoveries and
  other additions        220        6       226        8.6       --         --       8.6       45.3      1.2         --      46.5
Improved recovery         13       --        13        7.3      0.6         --       7.9        9.4      0.6         --      10.0
Purchases in place        13       --        13        3.5       --         --       3.5        5.7       --         --       5.7
Production              (159)      (3)     (162)      (9.8)    (0.7)        --     (10.5)     (36.3)    (1.2)        --     (37.5)
                       -----    ------    -----      -----    ------    -------    -----      -----    ------    -------    -----
DECEMBER 31, 1993      1,836       39     1,875       75.1      3.4         --      78.5      381.1     10.0         --     391.1
Revisions of prior
  estimates              134       --       134        2.5       --         --       2.5       24.9       --         --      24.9
Extensions,
  discoveries and
  other additions         76        2        78       30.9       --       44.0      74.9       43.5      0.4       44.0      87.9
Improved recovery          8       --         8       14.8       --         --      14.8       16.1       --         --      16.1
Purchases in place        59       --        59        4.4      0.4         --       4.8       14.2      0.4         --      14.6
Sales in place           (26)     (38)      (64)      (3.0)    (3.4)        --      (6.4)      (7.2)    (9.9)        --     (17.1)
Production              (173)      (3)     (176)     (11.3)    (0.4)        --     (11.7)     (40.2)    (0.9)        --     (41.1)
                       -----    ------    -----      -----    ------    -------    -----      -----    ------    -------    -----
DECEMBER 31, 1994      1,914       --     1,914      113.4       --       44.0     157.4      432.4       --       44.0     476.4
                       -----    ------    -----      -----    ------    -------    -----      -----    ------    -------    -----
PROVED DEVELOPED
  RESERVES
December 31, 1991      1,676       45     1,721       39.2      4.8         --      44.0      318.5     12.3         --     330.8
December 31, 1992      1,656       36     1,692       69.3      3.3         --      72.6      345.3      9.3         --     354.6
December 31, 1993      1,674       40     1,714       60.8      3.4         --      64.2      339.8     10.0         --     349.8
December 31, 1994      1,787       --     1,787       74.2       --         --      74.2      372.0       --         --     372.0

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

DISCOUNTED FUTURE NET CASH FLOWS

     Estimates of future net cash flows from proved reserves of gas, oil, condensate and NGLs were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". The amounts were prepared by the Company's engineers and are shown in the following table. The estimates are based on prices at year-end.
     Gas prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Tax expense is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows, less depreciation of the tax basis of the properties and depletion allowances applicable to the gas, oil, condensate and NGLs production.
     At December 31, 1994, the present value (discounted at ten percent) of future net revenues from Anadarko's proved reserves, before income taxes, was $2.01 billion (stated in accordance with the regulations of the Securities Exchange Commission and the Financial Accounting Standards Board). The increase of 11 percent compared to 1993 primarily is due to the additions of proved reserves related to successful drilling in Algeria and offshore in the Gulf of Mexico, offset partially by a decrease in natural gas prices.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

thousands                                                   1994           1993           1992
                                                         -----------    -----------    -----------
UNITED STATES
Future cash inflows                                      $ 4,672,527    $ 4,700,391    $ 4,640,825
Future production and development costs                    1,534,223      1,529,616      1,402,240
                                                         -----------    -----------    -----------
Future net cash flows before income taxes                  3,138,304      3,170,775      3,238,585
10% annual discount for estimated timing of cash flows     1,385,442      1,402,505      1,475,520
                                                         -----------    -----------    -----------
Discounted future net cash flows before income taxes       1,752,862      1,768,270      1,763,065
Future income taxes, net of 10% annual discount              518,408        544,440        490,295
                                                         -----------    -----------    -----------
Standardized measure of discounted future net cash
  flows relating to oil and gas reserves                   1,234,454      1,223,830      1,272,770
                                                         -----------    -----------    -----------
CANADA
Future cash inflows                                               --        102,175        112,304
Future production and development costs                           --         28,466         39,959
                                                         -----------    -----------    -----------
Future net cash flows before income taxes                         --         73,709         72,345
10% annual discount for estimated timing of cash flows            --         29,760         30,545
                                                         -----------    -----------    -----------
Discounted future net cash flows before income taxes              --         43,949         41,800
Future income taxes, net of 10% annual discount                   --         13,883         12,867
                                                         -----------    -----------    -----------
Standardized measure of discounted future net cash
  flows relating to oil and gas reserves                          --         30,066         28,933
                                                         -----------    -----------    -----------
ALGERIA
Future cash inflows                                          834,900             --             --
Future production and development costs                      323,100             --             --
                                                         -----------    -----------    -----------
Future net cash flows before income taxes                    511,800             --             --
10% annual discount for estimated timing of cash flows       252,352             --             --
                                                         -----------    -----------    -----------
Discounted future net cash flows before income taxes         259,448             --             --
Future income taxes, net of 10% annual discount              101,725             --             --
                                                         -----------    -----------    -----------
Standardized measure of discounted future net cash
  flows relating to oil and gas reserves                     157,723             --             --
                                                         -----------    -----------    -----------
TOTAL
Future cash inflows                                        5,507,427      4,802,566      4,753,129
Future production and development costs                    1,857,323      1,558,082      1,442,199
                                                         -----------    -----------    -----------
Future net cash flows before income taxes                  3,650,104      3,244,484      3,310,930
10% annual discount for estimated timing of cash flows     1,637,794      1,432,265      1,506,065
                                                         -----------    -----------    -----------
Discounted future net cash flows before income taxes       2,012,310      1,812,219      1,804,865
Future income taxes, net of 10% annual discount              620,133        558,323        503,162
                                                         -----------    -----------    -----------
Standardized measure of discounted future net cash
  flows relating to oil and gas reserves                 $ 1,392,177    $ 1,253,896    $ 1,301,703
                                                         -----------    -----------    -----------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

thousands                                                       1994         1993         1992
                                                             ----------   ----------   ----------
UNITED STATES
Beginning of year                                            $1,223,830   $1,272,770   $1,035,484
Sales and transfers of oil and gas produced, net of
  production costs                                             (337,342)    (338,036)    (266,049)
Net changes in prices and development and production costs     (360,925)    (185,382)     192,875
Extensions, discoveries, additions and improved recovery,
  less related costs                                            226,670      285,640       71,544
Development costs incurred during the period                     47,600        5,167        3,367
Revisions of previous quantity estimates                        137,045        1,443       54,073
Purchases of minerals in place                                   24,938       25,001      196,471
Sales of minerals in place                                      (38,649)         (50)        (398)
Accretion of discount                                           176,827      176,307      151,362
Net change in income taxes                                       26,032      (54,145)     (12,159)
Other                                                           108,428       35,115     (153,800)
                                                             ----------   ----------   ----------
End of year                                                   1,234,454    1,223,830    1,272,770
                                                             ----------   ----------   ----------
CANADA
Beginning of year                                                30,066       28,933       28,453
Sales and transfers of oil and gas produced, net of
  production costs                                               (4,994)      (8,334)      (8,545)
Net changes in prices and development and production costs           --       (4,378)      19,428
Extensions, discoveries, additions and improved recovery,
  less related costs                                                986        7,308        2,578
Development costs incurred during the period                         --            2           11
Revisions of previous quantity estimates                             --          883      (15,554)
Purchases of minerals in place                                    3,948           --          103
Sales of minerals in place                                      (48,284)          --           --
Accretion of discount                                             4,395        4,180        4,021
Net change in income taxes                                       13,883       (1,016)      (1,108)
Other                                                                --        2,488         (454)
                                                             ----------   ----------   ----------
End of year                                                          --       30,066       28,933
                                                             ----------   ----------   ----------
ALGERIA
Beginning of year                                                    --           --           --
Extensions, discoveries, additions and improved recovery,
  less related costs                                            259,448           --           --
Net change in income taxes                                     (101,725)          --           --
                                                             ----------   ----------   ----------
End of year                                                     157,723           --           --
                                                             ----------   ----------   ----------
TOTAL
Beginning of year                                             1,253,896    1,301,703    1,063,937
Sales and transfers of oil and gas produced, net of
  production costs                                             (342,336)    (346,370)    (274,594)
Net changes in prices and development and production costs     (360,925)    (189,760)     212,303
Extensions, discoveries, additions and improved recovery,
  less related costs                                            487,104      292,948       74,122
Development costs incurred during the period                     47,600        5,169        3,378
Revisions of previous quantity estimates                        137,045        2,326       38,519
Purchases of minerals in place                                   28,886       25,001      196,574
Sales of minerals in place                                      (86,933)         (50)        (398)
Accretion of discount                                           181,222      180,487      155,383
Net change in income taxes                                      (61,810)     (55,161)     (13,267)
Other                                                           108,428       37,603     (154,254)
                                                             ----------   ----------   ----------
End of year                                                  $1,392,177   $1,253,896   $1,301,703
                                                             ----------   ----------   ----------

                         ANADARKO PETROLEUM CORPORATION
                       SUPPLEMENTAL QUARTERLY INFORMATION
                                  (UNAUDITED)

QUARTERLY FINANCIAL DATA

     The following table shows summary quarterly financial data for 1994 and 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Form 10-K.

                                                   FIRST        SECOND       THIRD        FOURTH
thousands except per share amounts                QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
1994
Operating revenues                                $133,629     $121,062     $112,511     $115,274
Operating income, pretax                            33,803       22,829       20,887       16,719
Net income                                        $ 17,062     $ 11,683     $ 10,305     $  2,049
Earnings per common share                         $   0.29     $   0.20     $   0.18     $   0.03

1993
Operating revenues                                $131,194     $113,925     $104,287     $132,594
Operating income, pretax                            30,798       25,392       18,974       28,905
Net income (loss) before cumulative effect of
  changes in accounting principles                  15,278       12,370       (1,990)      14,347
Net income (loss)                                 $ 92,681     $ 12,370     $ (1,990)    $ 14,347
Earnings per common and common equivalent share
  Net income (loss) before cumulative effect of
     changes in accounting principles             $   0.28     $   0.22     $  (0.03)    $   0.24
  Net income (loss)                               $   1.60     $   0.22     $  (0.03)    $   0.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Election of Directors" in the Anadarko Petroleum Corporation Proxy Statement, dated March 20, 1995 ("Proxy Statement"), which is incorporated herein by reference.
     See list of "Executive Officers of the Registrant" appearing under Item 4 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Compensation of Directors" and "Compensation and Benefits Committee Report on Executive Compensation" in the Proxy Statement, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Voting Securities and Principle Holders -- Security Ownership of Management and Security Ownership of Certain Beneficial Owners" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Voting Securities and Principle Holders -- Transactions with Management and Others" in the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated by reference:

          (1) The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 30.

          (2) Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

    EXHIBIT                                                      ORIGINALLY FILED           FILE
    NUMBER                     DESCRIPTION                          AS EXHIBIT             NUMBER
    -------                    -----------                       -----------------         ------
 3(a)            Restated Certificate of Incorporation of    19(a)(i) to Form 10-Q          1-8968
                 Anadarko Petroleum Corporation, dated       for quarter ended
                 August 28, 1986                             September 30, 1986

   (b)           By-laws of Anadarko Petroleum               19(a)(ii) to Form 10-Q         1-8968
                 Corporation, as amended                     for quarter ended
                                                             September 30, 1986

 4(a)            Rights Agreement, dated as of October 4,    4 to Form 8-K dated            1-8968
                 1988, between Anadarko Petroleum            October 5, 1988
                 Corporation and Manufacturers Hanover
                 Trust Company, Rights Agent

   (b)           Indenture, dated as of May 10, 1988,        4(a) to Form S-3             33-21094
                 between Anadarko Petroleum Corporation      Registration Statement
                 and Continental Illinois National Bank
                 and Trust Company of Chicago, Trustee

   (c)           First Supplemental Indenture, dated as      4(d) to Form 10-K              1-8968
                 of November 15, 1991, between Anadarko      for year ended
                 Petroleum Corporation and Continental       December 31, 1991
                 Bank, National Association, Trustee

   (d)           Revolving Credit Agreement dated as of      4.1 to Form S-8 dated          1-8968
                 May 24, 1994                                July 8, 1994

   (e)           364-Day Credit Agreement dated as of May    4.2 to Form S-8 dated          1-8968
                 24, 1994                                    July 8, 1994

 10(a) (i)       Tax Sharing Agreement, dated September      19(c)(i) to Form 10-Q          1-8968
                 30, 1986, among Panhandle Eastern           for quarter ended
                 Corporation, Centana Energy Corporation     September 30, 1986
                 and Anadarko Petroleum Corporation

       (ii)      Spin-Off Agreement, dated September 30,     10(a)(iii) to Form 10-K        1-8968
                 1986, between Panhandle Eastern             for year ended December
                 Corporation and Anadarko Petroleum          31, 1988
                 Corporation

       (iii)     Global Settlement Agreement between         28(a) to Form 10-Q             1-8968
                 Panhandle Eastern Corporation and           for quarter ended
                 Anadarko Petroleum Corporation, dated       March 31, 1989
                 March 31, 1989

   (b) (i)       Director Deferred Compensation Plan of      10(b)(viii) to Form 10-K       1-8968
                 Anadarko Petroleum Corporation,             for year ended December
                 effective January 1, 1987                   31, 1986

    EXHIBIT                                                      ORIGINALLY FILED           FILE
    NUMBER                     DESCRIPTION                          AS EXHIBIT             NUMBER
    -------                    -----------                       ----------------          ------
 10(b) (ii)      Director Deferred Compensation Agreement    19(a)(i) to Form 10-Q          1-8968
                 between Anadarko Petroleum Corporation      for quarter ended March
                 and each Director electing to               31, 1987
                 participate

       (iii)     Anadarko Petroleum Corporation Director     10(b)(ix) to Form 10-K         1-8968
                 Retirement Income Plan, effective           for year ended December
                 October 1, 1986                             31, 1986

       (iv)      Anadarko Petroleum Corporation 1988         19(b) to Form 10-Q             1-8968
                 Stock Option Plan for Non-Employee          for quarter ended
                 Directors                                   September 30, 1988

 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

       (v)       Anadarko Petroleum Corporation and          19(c)(ix) to Form 10-Q         1-8968
                 Participating Affiliates and                for quarter ended
                 Subsidiaries Annual Override Pool Bonus     September 30, 1986
                 Plan, as amended October 6, 1986

       (vi)      Second Amendment to Anadarko Petroleum      10(b)(ii) to Form 10-K         1-8968
                 Corporation and Participating Affiliates    for year ended December
                 and Subsidiaries Annual Override Pool       31, 1987
                 Bonus Plan

       (vii)     Anadarko Petroleum Corporation 1986         10(b)(vi) to Form 10-K         1-8968
                 Stock Option Plan, as amended October       for year ended December
                 28, 1987 (and Related Agreement)            31, 1987

       (viii)    Restatement of the Anadarko Petroleum       Post Effective Amendment     33-22134
                 Corporation 1987 Stock Option Plan (and     No. 1 to Forms S-8 and
                 Related Agreement)                          S-3, Anadarko Petroleum
                                                             Corporation 1987 Stock
                                                             Option Plan

       (ix)      1993 Stock Incentive Plan                   10(b)(xii) to Form 10-K        1-8968
                                                             for year ended December
                                                             31, 1993

       (x)       Annual Incentive Bonus Plan                 10(b)(xiii) to Form 10-K       1-8968
                                                             for year ended December
                                                             31, 1993

       (xi)      Agreement between Employee and Anadarko     28(c) to Form 10-Q             1-8968
                 Petroleum Corporation related to Change     for quarter ended
                 in Control, Death or Disability, or         September 30, 1987
                 Termination Without Cause

       (xii)     Anadarko Petroleum Corporation Key          19(c)(v) to Form 10-Q          1-8968
                 Employee Contract of Employment             for quarter ended
                                                             September 30, 1986

       (xiii)    Restatement of Key Employee Contract of     19(a) to Form 10-Q             1-8968
                 Employment                                  for quarter ended
                                                             June 30, 1988

       (xiv)     Restatement of Key Employee Contract of     19(a) to Form 10-Q             1-8968
                 Employment Amended October 27, 1988         for quarter ended
                                                             September 30, 1988

    EXHIBIT                                                      ORIGINALLY FILED           FILE
    NUMBER                     DESCRIPTION                          AS EXHIBIT             NUMBER
- ---------------  ----------------------------------------    ------------------------     --------
 10(b) (xv)      Executive Deferred Compensation Plan of     10(b)(xii) to Form 10-K        1-8968
                 Anadarko Petroleum Corporation and          for year ended December
                 Participating Subsidiaries and              31, 1987
                 Affiliates, effective October 1, 1986
       (xvi)
                 Executive Deferred Compensation Plan of     10(b)(vi) to Form 10-K         1-8968
                 Anadarko Petroleum Corporation,             for year ended December
                 effective January 1, 1987                   31, 1986
       (xvii)
                 Executive Deferred Compensation             19(a)(ii) to Form 10-Q         1-8968
                 Agreement between Anadarko Petroleum        for quarter ended March
                 Corporation and each Executive electing     31, 1987
                 to participate
       (xviii)
                 Amendments to Executive Deferred            10(b)(xv) to Form 10-K         1-8968
                 Compensation Agreement between Anadarko     for year ended December
                 Petroleum Corporation and each Executive    31, 1987
                 electing to participate
       (xix)
                 Anadarko Petroleum Corporation Executive    19(b) to Form 10-Q             1-8968
                 Benefit Equalization Plan as Restated       for quarter ended June
                 and Amended, effective January 1, 1988      30, 1988

 10(c) (i)       Purchase and Sale Agreement by and          10(c)(i) to Form 8-K           1-8968
                 between Atlantic Richfield Company, a       dated January 13, 1994
                 Delaware Corporation, as Seller and
                 Anadarko Petroleum Corporation, a
                 Delaware corporation, as Purchaser,
                 dated December 8, 1992

*12              Computation of Ratios of Earnings to
                 Fixed Charges and Earnings to Combined
                 Fixed Charges and Preferred Stock
                 Dividends

*13              Portions of the Anadarko Petroleum
                 Corporation 1994 Annual Report to
                 Stockholders

*21              List of Significant Subsidiaries:
                 Anadarko Algeria Corporation,
                 a Delaware Corporation

*23              Consents of Experts and Counsel
                 Consent of KPMG Peat Marwick LLP

*24              Powers of Attorney

*27              Financial Data Schedule

*99              Anadarko Petroleum Corporation Proxy
                 Statement, dated March 20, 1995

- ---------------
The total amount of securities of the registrant authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to the Securities and Exchange Commission.

(B) REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 1994.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ANADARKO PETROLEUM CORPORATION

March 7, 1995                             By          [MICHAEL E. ROSE]
                                            ------------------------------------
                                                      (Michael E. Rose,
                                                    Senior Vice President,
                                                         Finance and
                                                   Chief Financial Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 7, 1995.

                     NAME AND SIGNATURE                                  TITLE
                     ------------------                                  -----

   (i)  Principal executive officer:*

                   ROBERT J. ALLISON, JR.              Chairman of the Board, President and
        ---------------------------------------------  Chief Executive Officer
                   (Robert J. Allison, Jr.)

  (ii)  Principal financial officer:*

                       MICHAEL E. ROSE                 Senior Vice President, Finance and Chief
        ---------------------------------------------  Financial Officer
                       (Michael E. Rose)

 (iii)  Principal accounting officer:*

                      JAMES R. LARSON                  Controller
        ---------------------------------------------
                      (James R. Larson)

  (iv)  Directors:*

                    ROBERT J. ALLISON, JR.
                       CONRAD P. ALBERT
                        LARRY BARCUS
                        RONALD BROWN
                       JAMES L. BRYAN
                       JOHN R. GORDON
                     CHARLES M. SIMMONS

- ---------------
* Signed on behalf of each of these persons and on his own behalf:

By              [MICHAEL E. ROSE]
    -------------------------------------------------
       (Michael E. Rose, Attorney-in-Fact)

                             GRAPHICS APPENDIX LIST

      EDGAR VERSION                                  TYPESET VERSION
- --------------------------  -----------------------------------------------------------------
1994 Form 10-K, Part I,
  Item 1 -- Business
Page 5 -- One map omitted   Page 5 -- One map depicting Anadarko's interest in onshore developed and undeveloped acres, producing wells, 1994 drilling activity and office locations by state in the United States. (The text and numbers used in this map appear in the text of the EDGAR version.)
Page 9 -- One map omitted   Page 9 -- One map depicting Anadarko's interest in offshore
                            United States exploratory and development acres and producing wells by state, as well as location of producing, development, exploration and 1994 lease acquisition blocks. (The text and numbers used in this map appear in the text of the EDGAR
                            version).

                              EXHIBIT INDEX

    EXHIBIT                                                      ORIGINALLY FILED           FILE
    NUMBER                     DESCRIPTION                          AS EXHIBIT             NUMBER
    -------                    -----------                       -----------------         ------
 3(a)            Restated Certificate of Incorporation of    19(a)(i) to Form 10-Q          1-8968
                 Anadarko Petroleum Corporation, dated       for quarter ended
                 August 28, 1986                             September 30, 1986

   (b)           By-laws of Anadarko Petroleum               19(a)(ii) to Form 10-Q         1-8968
                 Corporation, as amended                     for quarter ended
                                                             September 30, 1986

 4(a)            Rights Agreement, dated as of October 4,    4 to Form 8-K dated            1-8968
                 1988, between Anadarko Petroleum            October 5, 1988
                 Corporation and Manufacturers Hanover
                 Trust Company, Rights Agent

   (b)           Indenture, dated as of May 10, 1988,        4(a) to Form S-3             33-21094
                 between Anadarko Petroleum Corporation      Registration Statement
                 and Continental Illinois National Bank
                 and Trust Company of Chicago, Trustee

   (c)           First Supplemental Indenture, dated as      4(d) to Form 10-K              1-8968
                 of November 15, 1991, between Anadarko      for year ended
                 Petroleum Corporation and Continental       December 31, 1991
                 Bank, National Association, Trustee

   (d)           Revolving Credit Agreement dated as of      4.1 to Form S-8 dated          1-8968
                 May 24, 1994                                July 8, 1994

   (e)           364-Day Credit Agreement dated as of May    4.2 to Form S-8 dated          1-8968
                 24, 1994                                    July 8, 1994

 10(a) (i)       Tax Sharing Agreement, dated September      19(c)(i) to Form 10-Q          1-8968
                 30, 1986, among Panhandle Eastern           for quarter ended
                 Corporation, Centana Energy Corporation     September 30, 1986
                 and Anadarko Petroleum Corporation

       (ii)      Spin-Off Agreement, dated September 30,     10(a)(iii) to Form 10-K        1-8968
                 1986, between Panhandle Eastern             for year ended December
                 Corporation and Anadarko Petroleum          31, 1988
                 Corporation

       (iii)     Global Settlement Agreement between         28(a) to Form 10-Q             1-8968
                 Panhandle Eastern Corporation and           for quarter ended
                 Anadarko Petroleum Corporation, dated       March 31, 1989
                 March 31, 1989

   (b) (i)       Director Deferred Compensation Plan of      10(b)(viii) to Form 10-K       1-8968
                 Anadarko Petroleum Corporation,             for year ended December
                 effective January 1, 1987                   31, 1986

    EXHIBIT                                                      ORIGINALLY FILED           FILE
    NUMBER                     DESCRIPTION                          AS EXHIBIT             NUMBER
    -------                    -----------                       ----------------          ------
 10(b) (ii)      Director Deferred Compensation Agreement    19(a)(i) to Form 10-Q          1-8968
                 between Anadarko Petroleum Corporation      for quarter ended March
                 and each Director electing to               31, 1987
                 participate

       (iii)     Anadarko Petroleum Corporation Director     10(b)(ix) to Form 10-K         1-8968
                 Retirement Income Plan, effective           for year ended December
                 October 1, 1986                             31, 1986

       (iv)      Anadarko Petroleum Corporation 1988         19(b) to Form 10-Q             1-8968
                 Stock Option Plan for Non-Employee          for quarter ended
                 Directors                                   September 30, 1988

 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

       (v)       Anadarko Petroleum Corporation and          19(c)(ix) to Form 10-Q         1-8968
                 Participating Affiliates and                for quarter ended
                 Subsidiaries Annual Override Pool Bonus     September 30, 1986
                 Plan, as amended October 6, 1986

       (vi)      Second Amendment to Anadarko Petroleum      10(b)(ii) to Form 10-K         1-8968
                 Corporation and Participating Affiliates    for year ended December
                 and Subsidiaries Annual Override Pool       31, 1987
                 Bonus Plan

       (vii)     Anadarko Petroleum Corporation 1986         10(b)(vi) to Form 10-K         1-8968
                 Stock Option Plan, as amended October       for year ended December
                 28, 1987 (and Related Agreement)            31, 1987

       (viii)    Restatement of the Anadarko Petroleum       Post Effective Amendment     33-22134
                 Corporation 1987 Stock Option Plan (and     No. 1 to Forms S-8 and
                 Related Agreement)                          S-3, Anadarko Petroleum
                                                             Corporation 1987 Stock
                                                             Option Plan

       (ix)      1993 Stock Incentive Plan                   10(b)(xii) to Form 10-K        1-8968
                                                             for year ended December
                                                             31, 1993

       (x)       Annual Incentive Bonus Plan                 10(b)(xiii) to Form 10-K       1-8968
                                                             for year ended December
                                                             31, 1993

       (xi)      Agreement between Employee and Anadarko     28(c) to Form 10-Q             1-8968
                 Petroleum Corporation related to Change     for quarter ended
                 in Control, Death or Disability, or         September 30, 1987
                 Termination Without Cause

       (xii)     Anadarko Petroleum Corporation Key          19(c)(v) to Form 10-Q          1-8968
                 Employee Contract of Employment             for quarter ended
                                                             September 30, 1986

       (xiii)    Restatement of Key Employee Contract of     19(a) to Form 10-Q             1-8968
                 Employment                                  for quarter ended
                                                             June 30, 1988

       (xiv)     Restatement of Key Employee Contract of     19(a) to Form 10-Q             1-8968
                 Employment Amended October 27, 1988         for quarter ended
                                                             September 30, 1988

    EXHIBIT                                                      ORIGINALLY FILED           FILE
    NUMBER                     DESCRIPTION                          AS EXHIBIT             NUMBER
    -------                    -----------                       ----------------          ------
 10(b) (xv)      Executive Deferred Compensation Plan of     10(b)(xii) to Form 10-K        1-8968
                 Anadarko Petroleum Corporation and          for year ended December
                 Participating Subsidiaries and              31, 1987
                 Affiliates, effective October 1, 1986

       (xvi)     Executive Deferred Compensation Plan of     10(b)(vi) to Form 10-K         1-8968
                 Anadarko Petroleum Corporation,             for year ended December
                 effective January 1, 1987                   31, 1986

       (xvii)    Executive Deferred Compensation             19(a)(ii) to Form 10-Q         1-8968
                 Agreement between Anadarko Petroleum        for quarter ended March
                 Corporation and each Executive electing     31, 1987
                 to participate

       (xviii)   Amendments to Executive Deferred            10(b)(xv) to Form 10-K         1-8968
                 Compensation Agreement between Anadarko     for year ended December
                 Petroleum Corporation and each Executive    31, 1987
                 electing to participate

       (xix)     Anadarko Petroleum Corporation Executive    19(b) to Form 10-Q             1-8968
                 Benefit Equalization Plan as Restated       for quarter ended June
                 and Amended, effective January 1, 1988      30, 1988

 10(c) (i)       Purchase and Sale Agreement by and          10(c)(i) to Form 8-K           1-8968
                 between Atlantic Richfield Company, a       dated January 13, 1994
                 Delaware Corporation, as Seller and
                 Anadarko Petroleum Corporation, a
                 Delaware corporation, as Purchaser,
                 dated December 8, 1992

*12              Computation of Ratios of Earnings to
                 Fixed Charges and Earnings to Combined
                 Fixed Charges and Preferred Stock
                 Dividends

*13              Portions of the Anadarko Petroleum
                 Corporation 1994 Annual Report to
                 Stockholders

*21              List of Significant Subsidiaries:
                 Anadarko Algeria Corporation,
                 a Delaware Corporation

*23              Consents of Experts and Counsel
                 Consent of KPMG Peat Marwick LLP

*24              Powers of Attorney

*27              Financial Data Schedule

*99              Anadarko Petroleum Corporation Proxy
                 Statement, dated March 20, 1995

- ---------------
The total amount of securities of the registrant authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to the Securities and Exchange Commission.