Form 10-Q
period 1995-03-31
ANADARKO PETROLEUM CORP
filed 1995-05-15
CIK 773910

==============================================================================


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended: March 31, 1995
                  Commission File Number: 1-8968

                      _____________________


                  ANADARKO PETROLEUM CORPORATION
      (Exact name of registrant as specified in its charter)


              Delaware                                76-0146568
     (State or other juridic-                 (I.R.S. Employer Iden-
       tion of incorporation                     tification No.)
       or organization)

       17001 NORTHCHASE DRIVE, HOUSTON, TEXAS          77060
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

     The number of shares outstanding of each of the registrant's classes of common stock as of April 28, 1995 is shown below:

                                                  Number of Shares
            Title of Class                           Outstanding

     Common Stock, $0.10 par value                    58,904,611

==============================================================================

                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                               Three Months Ended
                                                    March 31
               thousands                        1995          1994

Revenues
  Gas sales                                 $  58,532       $ 99,001
  Oil and condensate sales                     30,953         26,015
  Natural gas liquids and other                13,342          8,613
  Total                                       102,827        133,629

Cost and Expenses
  Operating expenses                           27,454         26,909
  Administrative and general                   14,090         14,379
  Depreciation, depletion and amortization     36,704         47,705
  Other taxes                                  10,216         10,833
  Total                                        88,464         99,826

  Operating Income                             14,363         33,803
Other Income                                       59            232

  Gross Income                                 14,422         34,035
Interest Expense                                8,012          7,014

  Income before Income Taxes                    6,410         27,021
Income Taxes                                    2,330          9,959

Net Income                                  $   4,080      $  17,062

Per Common Share
  Net income                                $    0.07      $    0.29
  Dividends                                 $   0.075      $   0.075

Average Number of Common Shares Outstanding    58,878         58,692
















         See accompanying notes to consolidated financial statements.

                       ANADARKO PETROLEUM CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (Unaudited)



                                               March 31,       December 31,
                     thousands                   1995             1994

ASSETS
Current Assets
  Cash and cash equivalents                  $   13,139         $    6,530
  Accounts receivable                            88,515            115,181
  Inventories, at average cost                   16,306             13,420
  Prepaid expenses                                2,302              3,496
  Total                                         120,262            138,627

Properties and Equipment
  Original cost                               3,519,609          3,446,252
  Less accumulated depreciation, depletion
    and amortization                          1,490,278          1,460,196
  Net properties and equipment - based on
    the full cost method of accounting
    for oil and gas properties                2,029,331          1,986,056

Deferred Charges                                  9,831             17,418

                                             $2,159,424         $2,142,101

























          See accompanying notes to consolidated financial statements.

                       ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED BALANCE SHEET (continued)
                                (Unaudited)

                                             March 31,        December 31,
                     thousands                 1995               1994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable
    Trade and other                        $   90,188        $     95,829
    Banks                                       9,240              14,287
  Accrued expenses
    Interest                                    7,934               7,676
    Taxes and other                            17,414              10,359
  Total                                       124,776             128,151

Long-term Debt                                653,217             629,281

Deferred Credits
  Deferred income taxes                       440,973             438,684
  Other                                        39,663              46,386
  Total                                       480,636             485,070

Stockholders' Equity
  Common stock, par value $0.10
    (200,000,000 shares authorized,
    58,886,744 and 58,857,290 shares issued
    and outstanding as of March 31, 1995
    and December 31, 1994, respectively)        5,934               5,931
  Preferred stock, par value $1.00
    (2,000,000 shares authorized, no
    shares issued as of March 31, 1995
    and December 31, 1994)                        ---                 ---
  Paid-in capital                             245,119             243,976
  Retained earnings (as of March 31, 1995,
    $250,795,000 was not restricted
    as to the payment of dividends)           652,775             653,112
  Deferred compensation                        (3,033)             (3,420)
  Total                                       900,795             899,599

                                           $2,159,424          $2,142,101











          See accompanying notes to consolidated financial statements.

                        ANADARKO PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                       Three Months Ended
                                                             March 31
                  thousands                             1995          1994

Cash Flow from Operating Activities
Net income                                          $  4,080      $ 17,062
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation, depletion and amortization        36,704        47,705
      Amortization of restricted stock                   387           251
      Deferred income taxes                            2,302         9,844
                                                      43,473        74,862
      Decrease in accounts receivable                 26,666         5,666
      Increase in inventories                         (2,886)       (1,504)
      Increase (decrease)in accounts payable -
        trade and other and accrued expenses           1,672       (11,157)
  Other items - net                                    3,817         2,794
  Net cash from operating activities                  72,742        70,661

Cash Flow from Investing Activities
  Additions to properties and equipment              (83,854)      (91,055)
  Sales and retirements of properties and equipment    2,103        24,251
  Net cash used in investing activities              (81,751)      (66,804)

Cash Flow from Financing Activities
  Additions to debt                                  158,500        18,000
  Retirements of debt                               (134,564)          ---
  Decrease in accounts payable, banks                 (5,047)       (2,093)
  Dividends paid                                      (4,417)       (4,403)
  Issuance of common stock                             1,146         1,122
  Issuance of treasury stock                             240           ---
  Purchase of treasury stock                            (240)          ---
  Net cash used in financing activities               15,618        12,626

Effect of Exchange Rate Changes on Cash                  ---          (339)

Net Increase in Cash and Cash Equivalents              6,609        16,144

Cash and Cash Equivalents at Beginning of Period       6,530        17,799

Cash and Cash Equivalents at End of Period          $ 13,139      $ 33,943







          See accompanying notes to consolidated financial statements.

                  ANADARKO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   Summary of Accounting Policies    Anadarko Petroleum Corporation is
     engaged in the exploration, development, production and marketing of gas, oil and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are Anadarko Gathering Company, Anadarko Trading Company and Anadarko Algeria Corporation. In December 1994, the Company sold its wholly-owned subsidiary, Anadarko Petroleum of Canada Ltd.

     Certain amounts for prior years have been reclassified to conform to the current presentation.

2.   Inventories     Inventories are stated at the lower of average cost or
     market. NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                                      March 31,   December 31,
               thousands                                1995          1994

     Materials and supplies                             $11,649       $11,953
     Natural gas liquids, stored in inventory               614           842
     Natural gas, stored in inventory                     4,043           625
                                                        $16,306       $13,420

3.   Properties and Equipment     Oil and gas properties include costs of
     $258,146,000 and $270,956,000 at March 31, 1995 and December 31, 1994,
     respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.   Long-term Debt    A summary of long-term debt follows:

                                                   March 31,    December 31,
          thousands                                  1995           1994

  Notes Payable, Banks                             $107,500       $ 49,000
  Commercial Paper                                   45,717        180,281
  8 3/4% Notes due 1998                             100,000        100,000
  8 1/4% Notes due 2001                             100,000        100,000
  6 3/4% Notes due 2003                             100,000        100,000
  5 7/8% Notes due 2003                             100,000        100,000
  7 1/4% Debentures due 2025                        100,000            ---
                                                   $653,217       $629,281

                  ANADARKO PETROLEUM CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (Unaudited)


  In March 1995, Anadarko issued $100,000,000 principal amount of 7 1/4% Debentures due 2025. Each Debenture holder has the one-time right to have the Company purchase on March 15, 2000, all or a portion of, the Debenture at a purchase price equal to par plus accrued and unpaid interest. Net proceeds from the offering were used to fix existing floating interest rate debt.

  The notes payable to banks and commercial paper have been classified as long-term debt in accordance with SFAS 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko's $400,000,000 Bank Credit Agreements.

5.   Stock     For the first quarter of 1995, dividends of seven and one-half cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $250,795,000 and $249,599,000 were not restricted as to the payment of dividends at March 31, 1995 and December 31, 1994, respectively.

6.   Statement of Cash Flows Supplemental Information     The amounts of cash
     paid for interest (net of amounts capitalized) and income taxes are as follows:
                                          Three Months Ended
                                               March 31
            thousands                       1995      1994

  Interest                                 $7,063    $7,027
  Income taxes                             $1,025    $  537

7.   Operating Expenses     Operating expenses by category are as follows:

                                          Three Months Ended
                                               March 31
              thousands                     1995      1994

  Oil and gas                             $15,836   $17,108
  Plant and gathering                       7,860     5,480
  Gas purchases                             2,705     4,230
  Other                                     1,053        91
  Total                                   $27,454   $26,909

8. The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of March 31, 1995 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview of Operating Results

For the first quarter of 1995, Anadarko's net income was $4.1 million (seven cents per share) compared to net income of $17.1 million (29 cents per share) for the first quarter of 1994. Revenues for the first quarter of 1995 were $102.8 million compared to $133.6 million for the first quarter of 1994. The decrease in net income and revenues is due primarily to lower natural gas prices and lower natural gas and oil production volumes.

The following table shows the Company's volumes and U.S. prices for the three months ended March 31, 1995 and 1994.

                                           Three Months Ended
                                               March 31             % Increase
                                           1995            1994     (Decrease)

  Natural gas, million cubic feet        41,320           48,228        (14)
  Price per thousand cubic feet         $  1.30         $   2.03        (36)

  Crude oil and condensate,
    thousand barrels                      1,838            2,136        (14)
  Price per barrel                      $ 16.48         $  12.36         33

  Natural gas liquids,
    thousand barrels                      1,014              822         23
  Price per gallon                      $  0.31         $   0.23         35

    See "Natural Gas Volumes, Prices and Markets" and "Crude Oil,
     Condensate and Natural Gas Liquids Volumes and Prices".

Costs and expenses during the first quarter of 1995 were $88.5 million, a decrease of $11.3 million (11 percent) compared to $99.8 million for the first quarter of 1994. The decrease is due primarily to lower depreciation, depletion and amortization (DD&A) expense related to the declines in production volumes of natural gas and crude oil and lower DD&A rates.

Interest expense for the first quarter of 1995 was $8.0 million, an increase of 14 percent compared to $7.0 million for the first quarter of 1994. The increase was due primarily to increases in average outstanding borrowings and interest rates, partially offset by higher amounts of capitalized interest.

Natural Gas Volumes, Prices and Markets     During the first quarter of 1995,
Anadarko produced 41.3 billion cubic feet (Bcf) or 459 million cubic feet per day (MMcf/d) of natural gas, down 14 percent compared to 48.2 Bcf or 536 MMcf/d of gas in the first quarter of 1994. The 14 percent decline in first quarter volumes is due primarily to the effect in 1995 of producing property sales in 1994 and curtailments in 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko's average U.S. gas price during the first quarter of 1995 was $1.30 per thousand cubic feet (Mcf), a 36 percent decrease compared to $2.03 per Mcf in the first quarter of 1994. In response to lower gas prices, Anadarko curtailed some gas production volumes and stored nearly 3 Bcf of gas for possible sale later in the year. Prices have recently improved, with bid week prices in April, scheduled for May delivery, ranging from $1.40 to $1.60 per Mcf.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices    Anadarko's
crude oil and condensate production for the first quarter of 1995 was 1.8 million barrels (MMBbls), a decrease of 14 percent compared to 2.1 MMBbls in the first quarter of 1994. The decrease in oil production volumes is due primarily to the effect in 1995 of property sales in 1994.

Anadarko's average U.S. oil price was $16.48 per barrel in the first quarter of 1995, an increase of 33 percent compared to $12.36 per barrel in the same period in 1994. Since the end of the first quarter, Anadarko's realized oil prices have increased about $2 per barrel.

Generally, the Company's oil and condensate production is sold on a monthly basis as it is produced. Production of oil usually is not affected by volatility in market prices.

Natural gas liquids (NGLs) sales volumes were up 23 percent to 1,014 thousand barrels (MBbls) at an average price of 31 cents per gallon for the first quarter 1995. This compares to 822 MBbls at an average price of 23 cents per gallon for the same period of 1994. The increase in volumes is due primarily to the Company's decision to sell more NGLs volumes rather than store in inventory and higher plant production volumes in the first quarter of 1995.

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

Capital Expenditures, Liquidity and Dividends

During the first quarter of 1995, Anadarko's capital spending (including capitalized interest and overhead) was $83.3 million compared to $90.3 million in the first quarter of 1994. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


For the first quarter of 1995, net cash from operating activities was $72.7 million compared to $70.7 million in the first quarter of 1994. The Company believes cash flows and existing available credit facilities will be sufficient to meet capital and operating requirements during 1995. However, Anadarko may pursue other financing options to reduce or stabilize interest costs.

In March 1995, Anadarko issued $100 million principal amount of 7 1/4% Debentures due 2025. Each Debenture holder has the one-time right to have the Company purchase on March 15, 2000, all or a portion of, the Debenture at a purchase price equal to par plus the accrued and unpaid interest. Net proceeds from the offering were used to fix floating interest rate debt.

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock outstanding. The dividend is payable on June 28, 1995 to stockholders of record on June 14, 1995. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $250,795,000 were not restricted as to the payment of dividends at March 31, 1995. The amount of future dividends for Anadarko will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

Exploration and Development Activities

During the first quarter of 1995, Anadarko participated in a total of 77 wells, including 42 oil wells, 27 gas wells and eight dry holes. This compares to a total of 72 wells in the first quarter of 1994, including 44 oil wells, 15 gas wells and 13 dry holes. Following is a discussion of the Company's significant activities during the first quarter of 1995.

International
Algeria     In March 1995, Anadarko and partners announced test results from the Hassi Berkine South (HBN-S) No. 1-B well on Block 404 in the Ghadames Basin of Algeria's Sahara Desert. The HBN-S No. 1-B well was drilled to a total depth of 11,155 feet and encountered 85 feet of net pay in the Triassic interval. The well flowed at a stabilized rate of 16,000 barrels of oil per day (BOPD) and 17.8 MMcf/d of gas with 1,190 pounds of flowing tubing pressure.

The Company expects a Commerciality Report for the first development program will be filed by Sonatrach, the national oil and gas enterprise of Algeria, with the Energy Ministry during the second quarter of 1995. About one year after the exploitation license is issued, Anadarko expects initial gross oil production of about 30,000 BOPD, increasing substantially from multiple fields two years later.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


In the Algerian venture, the Company has two partners, each with a 25 percent interest; they are LASMO Oil (Algeria) Limited, a wholly-owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly-owned subsidiary of Maersk Olie Og Gas AS, a company in the Danish A.P. Moeller group. Under terms of a Production Sharing Agreement, liquid hydrocarbons that are discovered, developed and produced will be shared by Anadarko, its two partners and Sonatrach.

Political unrest continues in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of its employees working in the remote regions of the Sahara Desert. The situation has not had any material effect on the Company's operations to date.

Indonesia     In March 1995, Anadarko and partners announced results from a wildcat discovery in Indonesia. The North Geragai No. 1, drilled on the two million acre Jabung Block in central Sumatra, tested at combined rates of 5,100 BOPD, 30 MMcf/d of gas and 350 barrels of condensate per day (BCPD). The well produced from multiple intervals.

In the Indonesia venture, Anadarko is in partnership with Santa Fe Energy Resources, Inc., the operator, and Kerr McGee Corporation. Each party holds a
33.33 percent working interest in the project. Under the terms of the production sharing contract, all hydrocarbons that are discovered, developed and produced will be shared with Pertamina, the state oil company of Indonesia.

Anadarko and its partners are committed to spend $15 million during the first three years of the exploration period. This investment includes about 1,000 kilometers of seismic and two wildcat wells.

The partners' second prospect is the N.E. Betara No. 1, located 25 miles northwest of the initial discovery. This well will spud in the second quarter of 1995.

Additional drilling will be conducted later this year around the North Geragai discovery to determine both the extent of the field and commerciality.
If proven commercial, the oil could be shipped 12 miles north to the Strait of Malacca. Two natural gas pipelines are planned in the area, with routes crossing the Jabung Block. Construction of these lines should be completed in 1997.

United States - Offshore
Ship Shoal 349/359     In April 1995, Anadarko and partners, Phillips
Petroleum Company (Phillips) and Amoco Production Company (Amoco), announced plans for the commercial development of the Mahogany Field. Located 80 miles offshore, Louisiana, Mahogany is the industry's first commercial sub-salt oil development project. The discovery is on Ship Shoal South Addition Blocks 349/359 in 370 feet of water.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Construction on the new production platform is expected to begin in May 1995. The platform will be designed to produce 45,000 BOPD and 100 MMcf/d of gas and will support 20 well slots. Installation of the platform is projected for the third quarter of 1996 with first production expected in December 1996.
Initial gross production is expected at 22,000 BOPD and 30 MMcf/d of gas. Drilling of additional development wells could increase production levels.

Phillips, the operator, has drilled and suspended three wells, the Mahogany No. 1 and 2 on Block 349 and the Mahogany No. 3 on Block 359. The No. 3 well successfully encountered its primary objective in the Mahogany Field - the zone that tested 7,200 BOPD in the No. 1 discovery well. Deeper sands in the No. 3 well, first encountered in the No. 2 appraisal well, contained non-commercial quantities of hydrocarbons. A fourth development well is being drilled east of the No. 3 well to test both main field pay zones and deeper potential sands. Anadarko and Phillips each own a 37.5 percent working interest in the Mahogany project, with Amoco owning a 25 percent working interest.

East Cameron 157     In April 1995, production commenced from Anadarko's new
platform at East Cameron Block 157, located 50 miles offshore Louisiana. Production is now 38 MMcf/d of gas and 1,300 BCPD from four wellbores. Anadarko expects production volumes to increase over the next several weeks.

The new platform was installed in October 1994, only 12 months after discovery of a new field. The exploratory well discovered 250 feet of net gas pay in six separate sands. An extensive analysis of a three-dimensional seismic grid helped determine the location of development wells. To date, the Company has drilled three development wells and may drill additional development wells off the East Cameron platform in the future.

The new production platform has a design capacity of 150 MMcf/d of gas and is the highest production capacity gas platform the Company operates. The platform is also capable of producing discoveries on adjacent blocks. Anadarko owns a 100 percent working interest in Block 157 and adjacent Blocks 169 and 170, and a 50 percent working interest in adjacent Block 158.

High Island 376     In August 1994, the "B" production platform was installed
at High Island Block A-376, located 150 miles offshore Louisiana. Production from the "B" platform is now 2,600 BOPD and 7.8 MMcf/d of gas from two wellbores. Pipelines to transport the production were laid two miles to Anadarko's "A" platform. Over the past 10 years, the "A" platform has produced more than 10 MMBbls of oil and 64 Bcf of gas. The "B" platform is producing from a new field discovered in 1992.

Anadarko is the operator with a 33.8 percent working interest in the Block.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


United States - Onshore
Permian Basin  West Texas     In the Ketchum Mountain Field of Irion County,
Texas, 20 wells were completed in the first quarter of 1995. Initial production from the 20 wells totaled 1,650 BOPD. Including wells drilled in 1994, total production from the Field has increased from 400 BOPD in late 1992 to 3,000 BOPD currently. Anadarko owns a 100 percent working interest in the wells.

Golden Trend  Oklahoma     In the Bradley Field of Grady County, Oklahoma,
five wells were completed in the first quarter of 1995. Combined initial tests rates were 421 BOPD and 6.7 MMcf/d of gas. In the Antioch Field of Oklahoma, seven wells were completed during the first quarter of 1995. Combined initial test rates were 414 BOPD and 3.5 MMcf/d of gas. The Company owns an average 59 percent working interest in these wells. Production for all the wells is from the Sycamore/Woodford/Hunton/Viola intervals.

Southwest  Kansas     During January 1995, the Davis "D" #2, located in the
Gentzler Field of Stevens County, Kansas, was reported as a lower Morrow gas producer. The well tested 1.1 MMcf/d of gas with 320 psi flowing tubing pressure. The Company owns a 100 percent working interest in the well.

Located in the Angman Field in Seward County, Kansas, the Santa Fe "F" #1 was reported as a Lower Chester well, flowing 2.7 MMcf/d of gas from a 27/64 inch choke with flowing tubing pressure of 480 psi. Anadarko owns a 100 percent working interest in the well.

From the Eubank Field in Haskell County, Kansas, the Southwestern College "A" #1 flowed 1.7 MMcf/d of gas and 20 BOPD. Anadarko owns a 100 percent working interest in the well.

In the Lahey Field of Stevens County, Kansas, three oil wells were completed in the first quarter of 1995, each producing an average of 173 BOPD in the Chester formation. The Lahey Field was purchased from Mesa in 1993. At that time, the Field had one well pumping 20 BOPD compared to current production of over 1,000 BOPD from 13 wells. Anadarko owns a 100 percent interest in these wells.

Geothermal     Anadarko signed a Memorandum of Understanding (MOU) with
Portland General Electric in April 1995. This non-binding agreement is the initial step in developing a commercial power generation facility at Anadarko's geothermal discovery in southeast Oregon's Pueblo Valley.

The Company will soon be participating in a Federal Environmental Impact Statement (EIS). Subject to favorable completion of the EIS and to negotiation of a definitive power purchase agreement, Anadarko plans to construct a 22 megawatt power generating facility at the site of the discovery. The MOU calls for commercial operation by January 1, 1999. The EIS and permitting process is expected to take about 18 months.

Anadarko has an interest in geothermal energy because of its long-term potential for economic and environmentally clean electric power generation.

                   Part II.   OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On April 27, 1995, the Company held its Annual Stockholders'
         Meeting.

     (b) Messrs. Larry Barcus and James L. Bryan were re-elected as Class III directors to serve for a term of three years. Messrs. Ronald Brown and John R. Gordon will continue to serve as Class I directors and Messrs. Conrad P. Albert, Robert J. Allison, Jr. and Charles M. Simmons will continue to serve as Class II directors.

         Mr. Larry Barcus was re-elected with votes for of 48,809,220 and votes withheld of 240,661. Mr. James L. Bryan was re-elected with votes for of 48,795,119 and votes withheld of 254,762.

     (c) The stockholders approved an amendment to the Annual Incentive Bonus Plan (Incentive Plan). The Incentive Plan is intended to attract and retain employees, to encourage employees to devote their best efforts to the Company and to recognize employees for their contributions to the overall success of the Company. A total of 47,337,271 shares of common stock voted for the amendment to the Incentive Plan, 1,471,573 shares of common stock voted against the amendment to the Incentive Plan and 238,728 shares of common stock abstained.



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

         There were no reports filed on Form 8-K for the three months ended March 31, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                                 ANADARKO PETROLEUM CORPORATION
                                          (Registrant)





May 12, 1995                         [MICHAEL E. ROSE]
                            Michael E. Rose - Senior Vice President,
                              Finance and Chief Financial Officer