Form 10-K/A
period 1994-12-31
ANADARKO PETROLEUM CORP
filed 1995-06-28
CIK 773910

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


                                      ANADARKO PETROLEUM CORPORATION
                                               (Registrant)



June 23, 1995                                [MICHAEL E. ROSE]
                                      Michael E. Rose - Senior Vice President,
                                        Finance and Chief Financial Officer

==============================================================================


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
       (Address, including zip code, of executive offices)

                          (713) 875-1101
                        (Telephone number)




==============================================================================

                  ANADARKO EMPLOYEE SAVINGS PLAN


                              INDEX
                       FINANCIAL STATEMENTS


                                                                 Page

Statement of Financial Condition, December 31, 1994                1
Statement of Financial Condition, December 31, 1993                2
Statement of Income and Changes in Plan Equity
     Year Ended December 31, 1994                                  3
Statement of Income and Changes in Plan Equity,
     Year Ended December 31, 1993                                  5
Statement of Income and Changes in Plan Equity,
     Year Ended December 31, 1992                                  7
Notes to Financial Statements                                      9
Independent Auditors' Report                                      15


  All schedules are omitted because they are not applicable, not required or the information is included in the Financial Statements or Notes thereto.

                                    ANADARKO EMPLOYEE SAVINGS PLAN
                                   Statement of Financial Condition
                                           December 31, 1994
                                                   Company    Panhandle   Growth Equity Balanced     Money
PLAN ASSETS                             Total     Stock Fund  Stock Fund      Fund       Fund     Market Fund
Investments, at fair value:
  Anadarko Petroleum Corporation -
    985,320 shares of common stock
    (cost $32,915,726)               $37,934,821 $37,934,821  $      ---   $      ---  $      ---  $      ---
  Panhandle Eastern Corporation -
    118,982 shares of common stock
    (cost $2,298,011)                  2,349,895         ---   2,349,895          ---         ---         ---
  Twentieth Century Growth Mutual Fund -
    191,560 units (cost $4,288,720)    3,589,842         ---         ---    3,589,842         ---         ---
  George Putnam Mutual Fund -
    269,782 units (cost $3,719,336)    3,482,899         ---         ---          ---   3,482,899         ---
  Money market investments             7,894,344   1,680,448      49,272          157         330   6,164,137
Employee loans receivable              3,064,098   3,064,098         ---          ---         ---         ---
Accrued interest and dividends
  receivable                              96,860      67,117         237           81         ---      29,425
Employee contribution receivable         648,649     371,374         ---      117,305      80,474      79,496
Employer receivable                        1,496       1,298         198          ---         ---         ---
Other assets                             257,234     245,809         ---        2,889       2,406       6,130

                                     $59,320,138 $43,364,965  $2,399,602   $3,710,274  $3,566,109  $6,279,188

LIABILITIES AND PLAN EQUITY

Liabilities                          $   230,108 $       ---  $      ---   $   63,991  $      ---  $  166,117
Plan equity                           59,090,030  43,364,965   2,399,602    3,646,283   3,566,109   6,113,071

                                     $59,320,138 $43,364,965  $2,399,602   $3,710,274  $3,566,109  $6,279,188




                              See accompanying notes to financial statements.


















                                      ANADARKO EMPLOYEE SAVINGS PLAN
                                     Statement of Financial Condition
                                             December 31, 1993

                                                Company     Panhandle  Growth Equity  Balanced  Money
PLAN ASSETS                          Total     Stock Fund   Stock Fund     Fund         Fund  Market Fund

Investments, at fair value:
  Anadarko Petroleum Corporation -
    765,600 shares of common stock
    (cost $21,957,662)            $34,739,100  $34,739,100   $      --- $      --- $      ---  $     ---
  Panhandle Eastern Corporation -
    147,715 shares of common stock
    (cost $2,847,252)               3,508,231          ---    3,508,231        ---        ---        ---
  Twentieth Century Growth Mutual Fund -
    160,600 units (cost $3,771,487) 3,597,439          ---          ---  3,597,439        ---        ---
  George Putnam Mutual Fund -
    280,868 units (cost $3,937,584) 3,892,831          ---          ---        ---  3,892,831        ---
  Money market investments         10,590,894    2,457,045       78,911        144        202  8,054,592
Employee loans receivable           2,600,603    2,600,603          ---        ---        ---        ---
Accrued interest and dividends
  receivable                           61,733       18,901          160        ---     20,860     21,812
Employee contributions receivable     769,118      426,182          ---    135,719    100,260    106,957
Employer receivable                     1,492        1,294          198        ---        ---        ---
Other assets                          177,305      140,692          ---      2,768     27,350      6,495

                                  $59,938,746  $40,383,817   $3,587,500 $3,736,070 $4,041,503 $8,189,856

LIABILITIES AND PLAN EQUITY

Liabilities                       $   336,554  $    25,252   $      --- $  138,481 $  110,513 $   62,308
Plan equity                        59,602,192   40,358,565    3,587,500  3,597,589  3,930,990  8,127,548

                                  $59,938,746  $40,383,817   $3,587,500 $3,736,070 $4,041,503 $8,189,856





                             See accompanying notes to financial statements.

                                   ANADARKO EMPLOYEE SAVINGS PLAN
                           Statement of Income and Changes in Plan Equity
                                For the Year Ended December 31, 1994

                                                       Company   Panhandle  Growth Equity Balanced   Money
                                           Total      Stock Fund Stock Fund     Fund        Fund  Market Fund
Investment income:
  Dividends on Anadarko Petroleum
    Corporation common stock           $   263,585  $   263,585 $      ---  $     ---  $     ---  $    ---
  Dividends on Panhandle Eastern
    Corporation common stock               111,709          ---    111,709        ---        ---       ---
  Dividends on Twentieth Century
    Growth units                           544,736          ---        ---    544,736        ---       ---
  Dividends on George Putnam units         225,335          ---        ---        ---    225,335       ---
  Interest earned                          371,013       64,196      1,933         88         14   304,782

    Total investment income              1,516,378      327,781    113,642    544,824    225,349   304,782

Investment expenses:
  Administrative expenses
    (fees and commissions)                  19,488       17,910      1,578        ---        ---       ---

    Net investment income                1,496,890      309,871    112,064    544,824    225,349   304,782

Interest income on participant loans       186,414      186,414        ---        ---        ---       ---

Realized loss on investments              (202,475)      (4,254)   (86,396)   (48,793)   (63,032)      ---

Unrealized depreciation of investments $(8,165,596) $(6,922,403) $(466,350) $(578,557) $(198,286) $    ---

                                                                                            (Continued)

                                ANADARKO EMPLOYEE SAVINGS PLAN
                    Statement of Income and Changes in Plan Equity (Continued)
                             For the Year Ended December 31, 1994

                                             Company    Panhandle   Growth Equity  Balanced     Money
                                  Total     Stock Fund  Stock Fund      Fund         Fund    Market Fund
Contributions:
  Employee                      $ 6,118,728 $ 3,287,320  $      ---   $1,049,058 $  829,874  $  952,476
  Employer:
    Cash                              1,454       1,454         ---          ---        ---         ---
    Anadarko Petroleum
      Corporation common
      stock (71,608 shares)       3,304,795   3,304,795         ---          ---        ---         ---
                                  9,424,977   6,593,569         ---    1,049,058    829,874     952,476
  Interfund transfers                   ---   4,547,398    (529,102)    (850,200)  (883,003) (2,285,093)
  Additional contributions
    resulting from forfeitures       25,361      25,361         ---          ---        ---         ---

    Total contributions           9,450,338  11,166,328    (529,102)     198,858    (53,129) (1,332,617)

Withdrawals:
  Distributions to participants   3,252,372   1,704,195     218,114       67,638    275,783     986,642
  Forfeitures                        25,361      25,361         ---          ---        ---         ---

    Total withdrawals             3,277,733   1,729,556     218,114       67,638    275,783     986,642

Increase (decrease) in plan
  equity during the year           (512,162)  3,006,400  (1,187,898)      48,694   (364,881) (2,014,477)
Plan equity at beginning of year 59,602,192  40,358,565   3,587,500    3,597,589  3,930,990   8,127,548

Plan equity at end of year      $59,090,030 $43,364,965  $2,399,602   $3,646,283 $3,566,109  $6,113,071







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

                    ANADARKO EMPLOYEE SAVINGS PLAN

                     NOTES TO FINANCIAL STATEMENTS
         For the Years Ended December 31, 1992, 1993 and 1994



1.   Summary of Significant Accounting Policies

Basis of Presentation   The accounts of the Anadarko Employee Savings Plan
(Plan) are maintained on an accrual basis.

Expenses   All trustee fees, brokerage fees and other expenses incident to the administration of the Plan may be paid by Anadarko Petroleum Corporation (Anadarko, the Company or the Employer) and, if not paid by the Company, shall be paid by the Plan. In 1992, 1993 and 1994, the Company elected to pay the Plan for the trustee fees and presently intends to continue to do so although the Company can, at its discretion, discontinue this practice.

Investments   On each valuation date, as defined, securities held by the Plan are valued at fair value and the increase or decrease in the value of securities held, plus any net income or loss of the Plan, is allocated to the participants' accounts. Fair value is based on the closing market price of the securities at December 31. Security transactions are recorded on a trade-date basis.

For 1992, 1993 and 1994, realized gains and losses were based on the difference between market values of the withdrawn securities at the trade date and the market value at January 1, 1992, 1993 and 1994, respectively. If no shares existed at the beginning of the period, realized gains and losses reported on withdrawals of securities were based on the difference between market values of the withdrawn securities at the trade date and the average cost to the Plan.

Employee loans receivable are valued at cost, which approximates fair value.

2.   Description of the Plan

The Plan was adopted by the Company's Board of Directors and approved by its sole stockholder on August 27, 1986. The Plan was subsequently restated
effective January 1, 1989.   The first amendment to the Plan was executed on
May 12, 1992 and contained technical changes required as a result of the issuance of final Treasury Regulations in connection with the Tax Reform Act of 1986. The Plan was amended again, effective July 1, 1992 or earlier, primarily to allow additional investment options, to allow the participants to make more frequent changes to their accounts and for other technical changes. Effective January 1, 1994, the Plan was amended and restated for administrative changes. The financial statements and accompanying notes relate to the Plan as in effect on December 31, 1994.

                    ANADARKO EMPLOYEE SAVINGS PLAN

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

The Plan is a defined contribution plan that is qualified under Section 401 of the Internal Revenue Code of 1986, as amended (Code). See Note 4. All regular employees of the Company are eligible to participate in the Plan upon employ-ment. Participation is voluntary. Directors and officers who are also employees of the Company may participate on the same basis as all other employees. Members may contribute to the Plan up to 12% of their compensa-tion, which includes base salary or wages, as well as overtime and incentive bonuses (excluding override payments, front-end bonuses and other special payments). The Company will match 100% of a Member's contributions up to a maximum of 6% of such Member's compensation. Subject to provisions of the Plan and applicable provisions of the Code and Treasury Regulations, an Eligible Employee may make a Qualified Rollover Contribution to the Plan.

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

The Employer contribution account of an employee who terminates employment prior to the time that he or she is vested will be forfeited by the employee. For 1992, 1993 and 1994, employee forfeitures were $35,161, $25,228 and $25,361, respectively. Forfeitures do not affect total equity of the Plan but merely reduce Employer contributions in the following quarter.

3.   Investment Programs

Employer Contributions   The Employer contribution accounts of Members will
be invested in Company Stock.

Investment Options for Tax-Deferred, After-Tax and Rollover Contributions Each Member may designate the manner in which the amounts allocated to their tax-deferred savings account, their after-tax savings account and their rollover account shall be invested. The Company added Options 2 and 3 beginning July 1992. The following is a listing of options:

                    ANADARKO EMPLOYEE SAVINGS PLAN

Option 1 In shares of Company Stock. Amounts invested under Option 1 shall be invested along with Employer matching contributions as one fund referred to as the Company Stock Fund.

Option 2 In such general fixed income and equity investments (other than Company Stock unless purchased indirectly via a mutual fund investment) as the Trustee may determine. Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines and criteria which are consistent with this Option 2. Amounts invested under Option 2 shall be invested as one fund referred to as the Balanced Fund.

Option 3 In such general equity investments (other than Company Stock unless purchased indirectly via a mutual fund investment) as the Trustee may determine. Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines and criteria which are consistent with this Option 3. Amounts invested under Option 3 shall be invested as one fund referred to as the Growth Equity Fund.

Option 4     In such money market investments as the Trustee may determine.
             Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines and criteria which are consistent with this Option 4. Amounts invested under Option 4 shall be invested as one fund referred to as the Money Market Fund.

A Member may designate one of such options for all of the contributions to their tax-deferred savings account, their after-tax savings account and their rollover account or a Member may designate a percentage in 10% increments of such contributions to be invested pursuant to each option. Invested funds of Members, including Employer contributions, can be transferred between funds at the election of the Member, subject to certain restrictions as defined in the Plan. The amount of such transfers are reported as interfund transfers in the Statement of Income and Changes in Plan Equity.

As of December 31, 1994, a total of 494 Members were investing their contribu-tions in the Company Stock Fund, 80 Members were investing their contribu-tions in the Money Market Fund, 41 Members were investing their contributions in the Growth Equity Fund, 22 Members were investing their contributions in the Balanced Fund and 500 Members were investing their contributions in a combina-tion of funds.

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

The Plan was restated and amended, effective January 1, 1994, for administrative changes. The Company has requested a favorable determination letter from the Internal Revenue Service that the Plan, as restated and amended effective January 1, 1994, meets such requirements. It is the Company's view that the Plan meets the applicable requirements of sections 401(a) and 401(k) of the Code and that the Trust established under the Plan is exempt from federal income tax under section 501(a) of the Code, but it is possible that amendments may be required to be made to the Plan and the Trust at the request of the Internal Revenue Service and as a condition to its issuance of a favorable qualification determination regarding satisfaction of such requirements of the Code.

The Company is entitled to deduct for federal income tax purposes the amount of tax-deferred contributions and Employer matching contributions made to the Plan. In general, neither such contributions to the Plan nor the income of the Trust earned thereon and earned on Members' after-tax contributions to the Plan will be taxable to Members as income prior to the time such Members receive a distribution from the Plan. A Member's after-tax contributions to the Plan are not deductible from their taxable income. A Member's tax-deferred contributions are excluded from their taxable income for the year contributions are made, except for any amounts which exceed limitations under the Code.

Certain tax consequences apply upon withdrawal and distribution of amounts in a Member's accounts, therefore a Member should seek tax advice prior to requesting a withdrawal or distribution.

                          ANADARKO EMPLOYEE SAVINGS PLAN

5.   Realized Gain (Loss) on Investments

The realized gain (loss) on investments for the years ended December 31, 1992, 1993 and
1994 were computed as follows:
                                   Company   Panhandle  Growth Equity  Balanced
                        Total     Stock Fund Stock Fund      Fund        Fund
   1992
   Total proceeds     $ 4,973,532 $ 4,222,432  $505,289  $  145,076  $  100,735
   Total costs          4,339,295   3,661,176   428,363     147,374     102,382
   Net realized
    gain (loss)           634,237     561,256    76,926      (2,298)     (1,647)

   1993
   Total proceeds      14,877,723  12,050,818   793,273   1,399,553     634,079
   Total costs         12,051,440   9,462,627   580,336   1,396,410     612,067
   Net realized
    gain                2,826,283   2,588,191   212,937       3,143      22,012

   1994
   Total proceeds       5,934,702   2,018,972   678,758   1,477,679   1,759,293
   Total costs          6,137,177   2,023,226   765,154   1,526,472   1,822,325
   Net realized
    loss             $  (202,475) $    (4,254) $(86,396) $  (48,793) $  (63,032)

                              ANADARKO EMPLOYEE SAVINGS PLAN

                         NOTES TO FINANCIAL STATEMENTS (Continued)



6.   Unrealized Appreciation (Depreciation) of Investments

A reconciliation of unrealized appreciation (depreciation) of investments at the beginning and end of 1992,
1993 and 1994 and the changes therein are as follows:
                                           Company     Panhandle   Growth Equity Balanced
                               Total      Stock Fund   Stock Fund       Fund       Fund
Depreciation at
  January 1, 1992           $(2,338,315) $(1,551,563) $  (786,752)  $     ---  $     ---
Sales and purchases
  during 1992                   330,922      222,558      108,364         ---        ---
Appreciation (depreciation)
  of securities during 1992   4,846,916    4,649,461      236,084      (2,263)   (36,366)

Appreciation (depreciation)
  at December 31, 1992        2,839,523    3,320,456     (442,304)     (2,263)   (36,366)

Sales and purchases
  during 1993                  (928,963)    (984,830)      86,576     (46,746)    16,037
Appreciation (depreciation)
  of securities during 1993  11,313,057   10,445,812    1,016,707    (125,038)   (24,424)

Appreciation (depreciation)
  at December 31, 1993       13,223,617   12,781,438      660,979    (174,047)   (44,753)

Sales and purchases
  during 1994                  (922,357)    (839,940)    (142,745)     53,726      6,602
Depreciation of securities
  during 1994                (8,165,596)  (6,922,403)    (466,350)   (578,557)  (198,286)

Appreciation (depreciation)
  at December 31, 1994      $ 4,135,664  $ 5,019,095  $    51,884   $(698,878) $(236,437)

                   INDEPENDENT AUDITORS' REPORT




The Administrative Committee
Anadarko Employee Savings Plan:


We have audited the accompanying statements of financial condition of the Anadarko Employee Savings Plan (the Plan) as of December 31, 1994 and 1993, and the related statements of income and changes in plan equity for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan as of December 31, 1994 and 1993 and the results of its operations and the changes in plan equity for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                              [KPMG PEAT MARWICK LLP]




Houston, Texas
June 23, 1995

                                                                     Exhibit



                   INDEPENDENT AUDITORS' CONSENT





The Administrative Committee
Anadarko Employee Savings Plan:


We consent to incorporation by reference in the Registration Statement (File No. 33-8643) on Form S-8 and S-3 of Anadarko Petroleum Corporation of our report dated June 23, 1995, relating to the statements of financial condition of the Anadarko Employee Savings Plan as of December 31, 1994 and 1993 and the related statements of income and changes in plan equity for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 Annual Report on Form 11-K of the Anadarko Employee Savings Plan.

                                [KPMG PEAT MARWICK LLP]



Houston, Texas
June 23, 1995