Form 10-Q
period 1995-06-30
ANADARKO PETROLEUM CORP
filed 1995-08-11
CIK 773910

==============================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549


                             FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended: June 30, 1995
                   Commission File Number: 1-8968

                       _____________________


                   ANADARKO PETROLEUM CORPORATION
       (Exact name of registrant as specified in its charter)


              Delaware                           76-0146568
     (State of incorporation)                 (I.R.S. Employer
                                              Identification No.)


           17001 NORTHCHASE DRIVE, HOUSTON, TEXAS  77060
                  (Address of executive offices)


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

     The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1995 is shown below:

                                             Number of Shares
         Title of Class                        Outstanding

  Common Stock, $0.10 par value                 58,923,759


==============================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)

                                  Three Months Ended  Six Months Ended
                                       June 30             June 30
           thousands                1995      1994      1995     1994

Revenues
  Gas sales                      $ 69,323  $ 77,435  $127,855 $176,436
  Oil and condensate sales         34,434    33,167    65,387   59,182
  Natural gas liquids and other    10,133    10,460    23,475   19,073
  Total                           113,890   121,062   216,717  254,691

Costs and Expenses
  Operating expenses               24,712    28,797    52,166   55,706
  Administrative and general       14,832    15,504    28,922   29,883
  Depreciation, depletion and
    amortization                   42,130    42,978    78,834   90,683
  Other taxes                       9,970    10,954    20,186   21,787
  Total                            91,644    98,233   180,108  198,059

  Operating Income                 22,246    22,829    36,609   56,632
Other Income                          213       943       272    1,175

  Gross Income                     22,459    23,772    36,881   57,807
Interest Expense                    9,012     6,703    17,024   13,717

  Income before Income Taxes       13,447    17,069    19,857   44,090
Income Taxes                        4,394     5,386     6,724   15,345

Net Income                       $  9,053  $ 11,683  $ 13,133 $ 28,745

Per Common Share
  Net income                     $   0.15  $   0.20  $   0.22 $   0.49
  Dividends                      $  0.075  $  0.075  $   0.15 $   0.15

Average Number of Shares
  Outstanding                      58,910    58,762   58,894    58,727













     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                              (Unaudited)



                                                 June 30,    December 31,
          thousands                                1995          1994

ASSETS
Current Assets
  Cash and cash equivalents                    $   11,605    $    6,530
  Accounts receivable                              94,005       115,181
  Inventories, at average cost                     16,094        13,420
  Prepaid expenses                                    440         3,496
  Total                                           122,144       138,627

Properties and Equipment
  Original cost                                 3,546,311     3,446,252
  Less accumulated depreciation, depletion
    and amortization                            1,521,479     1,460,196
  Net properties and equipment - based on
    the full cost method of accounting
    for oil and gas properties                  2,024,832     1,986,056

Deferred Charges                                    9,785        17,418

                                               $2,156,761    $2,142,101























     See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED BALANCE SHEET (continued)
                               (Unaudited)

                                               June 30,  December 31,
                     thousands                   1995        1994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable
    Trade and other                          $   66,145   $   95,829
    Banks                                         6,059       14,287
  Accrued expenses
    Interest                                      9,892        7,676
    Taxes and other                              15,305       10,359
  Total                                          97,401      128,151

Long-term Debt                                  666,720      629,281

Deferred Credits
  Deferred income taxes                         445,280      438,684
  Other                                          40,831       46,386
  Total                                         486,111      485,070

Stockholders' Equity
  Common stock, par value $0.10
    (200,000,000 shares authorized,
    58,917,270 and 58,857,290 shares issued
    and outstanding as of June 30, 1995
    and December 31, 1994, respectively)          6,037        5,931
  Preferred stock, par value $1.00
    (2,000,000 shares authorized, no
    shares issued as of June 30, 1995
    and December 31, 1994)                          ---          ---
  Paid-in capital                               289,537      243,976
  Retained earnings (as of June 30, 1995,
    $256,529,000 was not restricted
    as to the payment of dividends)             657,332      653,112
  Deferred compensation                          (3,127)      (3,420)
  Executives and directors benefits trust,
    at market value (1,000,000 shares
    as of June 30, 1995)                        (43,250)         ---
  Total                                         906,529      899,599

                                             $2,156,761   $2,142,101





      See accompanying notes to consolidated financial statements.
                                   4

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                    Six Months Ended
                                                        June 30
                  thousands                          1995       1994

Cash Flow from Operating Activities
  Net income                                       $ 13,133   $ 28,745
  Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation, depletion and amortization       78,834     90,683
      Amortization of restricted stock                  819        554
      Deferred income taxes                           6,624     14,964
                                                     99,410    134,946
      Decrease in accounts receivable                21,176     16,972
      Increase in inventories                        (2,674)    (2,737)
      Decrease in accounts payable - trade and
        other and accrued expenses                  (22,522)    (7,003)
      Other items - net                               6,466      6,402
  Net cash from operating activities                101,856    148,580

Cash Flow from Investing Activities
  Additions to properties and equipment            (121,561)  (222,784)
  Sales and retirements of properties
    and equipment                                     2,591     57,960
  Net cash used in investing activities            (118,970)  (164,824)

Cash Flow from Financing Activities
  Additions to debt                                 155,000     74,792
  Retirements of debt                              (117,561)   (11,000)
  Decrease in accounts payable, banks                (8,228)    (2,350)
  Dividends paid                                     (8,913)    (8,811)
  Issuance of common stock                            1,891      3,246
  Issuance of treasury stock                            252        ---
  Purchase of treasury stock                           (252)      (355)
  Net cash from financing activities                 22,189     55,522

Effect of Exchange Rate Changes on Cash                 ---       (738)

Net Increase in Cash and Cash Equivalents             5,075     38,540

Cash and Cash Equivalents at Beginning of Period      6,530     17,799

Cash and Cash Equivalents at End of Period         $ 11,605   $ 56,339






     See accompanying notes to consolidated financial statements.
                                  5

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

2.Inventories   Inventories are stated at the lower of average cost or market.
  NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                                     June 30,  December 31,
               thousands                               1995        1994

  Materials and supplies                             $12,427     $11,953
  Natural gas liquids, stored in inventory             1,072         842
  Natural gas, stored in inventory                     2,595         625
                                                     $16,094     $13,420

3.Properties and Equipment     Oil and gas properties include costs of
  $256,289,000 and $270,956,000 at June 30, 1995 and December 31, 1994,
  respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.Long-term Debt     A summary of long-term debt follows:

                                              June 30,   December 31,
             thousands                          1995         1994

  Notes Payable, Banks                        $104,000    $ 49,000
  Commercial Paper                              62,720     180,281
  8 3/4% Notes due 1998                        100,000     100,000
  8 1/4% Notes due 2001                        100,000     100,000
  6 3/4% Notes due 2003                        100,000     100,000
  5 7/8% Notes due 2003                        100,000     100,000
  7 1/4% Debentures due 2025                   100,000         ---
                                              $666,720    $629,281

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

  The notes payable to banks and commercial paper have been classified as long-term debt in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko's Bank Credit Agreements.

5.Stock In May 1995, the Company issued 1,000,000 shares of common stock to the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust will receive dividends. The shares are included in the calculation of earnings per share under the treasury stock method and have no dilutive effect. The fair market value of these shares is included in common stock and paid-in capital and as a reduction to stockholders' equity. As of June 30, 1995, there were 1,000,000 shares in the Trust.

  For the second quarter of 1995, dividends of seven and one-half cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $256,529,000 and $249,599,000 were not restricted as to the payment of dividends at June 30, 1995 and December 31, 1994, respectively.

6.Statement of Cash Flows Supplemental Information     The amounts of cash
  paid for interest (net of amounts capitalized) and income taxes are as follows:
                                                    Six Months Ended
                                                         June 30
               thousands                             1995      1994

  Interest                                         $14,161   $12,472
  Income taxes                                     $ 1,008   $   628

                  ANADARKO PETROLEUM CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            (Unaudited)



7.Operating Expenses     Operating expenses by category are as follows:


                                       Three Months Ended   Six Months Ended
                                             June 30             June 30
                  thousands             1995     1994        1995      1994

  Oil and gas                         $16,512  $18,532     $32,348   $35,640
  Plant and gathering                   5,748    6,272      13,608    11,752
  Gas purchases                         2,158    3,868       4,863     8,098
  Other                                   294      125       1,347       216
  Total                               $24,712  $28,797     $52,166   $55,706


8. The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of June 30, 1995 and December 31, 1994, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview of Operating Results

For the second quarter of 1995, Anadarko's net income was $9.1 million (15 cents per share of common stock outstanding) compared to net income of $11.7 million (20 cents per share) for the second quarter of 1994. Revenues for the second quarter of 1995 were $113.9 million, down six percent compared to $121.1 million for the second quarter of 1994. The decrease in net income and revenues for the second quarter of 1995 is due primarily to lower natural gas prices and lower production volumes of crude oil.

For the first six months of 1995, Anadarko's net income was $13.1 million (22 cents per share). This compares to net income of $28.7 million (49 cents per share) for the same period of 1994. Revenues for the first six months of 1995 were $216.7 million, a decrease of 15 percent compared to $254.7 million for the same period of 1994. The decrease in net income and revenues for the first six months of 1995 is due primarily to lower natural gas production and prices and lower production volumes of crude oil.

The following table shows the Company's volumes and U.S. prices for the three and six months ended June 30, 1995 and 1994:


                                           Three Months Ended
                                                 June 30         % Increase
                                            1995         1994    (Decrease)

  Natural gas, million cubic feet          43,546       42,957        1
  Price per thousand cubic feet           $  1.46      $  1.74      (16)

  Crude oil and condensate,
    thousand barrels                        1,936        2,119       (9)
  Price per barrel                        $ 17.44      $ 15.66       11

  Natural gas liquids,
    thousand barrels                          754          823       (8)
  Price per gallon                        $  0.30      $  0.29        3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



                                             Six Months Ended
                                                  June 30         % Increase
                                           1995            1994   (Decrease)

  Natural gas, million cubic feet         84,866          91,185     (7)
  Price per thousand cubic feet          $  1.38         $  1.89    (27)

  Crude oil and condensate,
    thousand barrels                       3,774           4,255    (11)
  Price per barrel                       $ 16.97         $ 14.03     21

  Natural gas liquids,
    thousand barrels                       1,768           1,645      7
  Price per gallon                       $  0.31         $  0.26     19

  See "Natural Gas Volumes, Prices and Markets" and "Crude Oil,
        Condensate and Natural Gas Liquids Volumes and Prices".


Costs and expenses during the second quarter of 1995 were $91.6 million, a decrease of seven percent compared to $98.2 million for the second quarter of 1994. The decrease was mostly related to lower operating expenses and partially offset the decline in the quarter's revenues.

For the first six months of 1995, costs and expenses totaled $180.1 million, a decrease of nine percent compared to $198.1 million for the first six months of 1994. The decrease is primarily due to lower charges for depletion, depreciation and amortization and lower operating expenses.

Interest expense for the second quarter of 1995 increased 34 percent to $9.0 million compared to $6.7 million for the second quarter of 1994. For the first six months of 1995, interest expense was $17.0 million, an increase of 24 percent compared to $13.7 million for the same period of 1994. The increases primarily are due to higher levels of borrowings and interest rates in 1995.

Natural Gas Volumes, Prices and Markets     During the second quarter of 1995,
Anadarko produced 43.5 billion cubic feet (Bcf) or 479 million cubic feet per day (MMcf/d) of natural gas, up one percent compared to 43.0 Bcf or 472 MMcf/d of gas in the second quarter of 1994. Anadarko's average U.S. gas price during the second quarter of 1995 was $1.46 per thousand cubic feet (Mcf), a 16 percent decrease from $1.74 per Mcf in the second quarter of 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


For the first half of 1995, Anadarko produced 84.9 Bcf or 469 MMcf/d of gas, down seven percent compared to 91.2 Bcf or 504 MMcf/d of gas for the same period of 1994. The Company's average U.S. gas price for the first six months of 1995 was $1.38 per Mcf, a 27 percent decrease from $1.89 per Mcf for the same period of 1994. The decrease in gas production volumes primarily is due to divestitures of properties in late 1994 and the Company's decision to curtail some production during periods of weak prices in the first quarter of 1995.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices    Anadarko's
crude oil and condensate production for the second quarter of 1995 decreased nine percent to 1.9 million barrels (MMBbls) from 2.1 MMBbls in the second quarter of 1994. Anadarko's average U.S. oil price was up 11 percent to $17.44 per barrel in the second quarter of 1995 compared to $15.66 per barrel for the same period in 1994.

For the first six months of 1995, crude oil and condensate production was 3.8 MMBbls, a decrease of 11 percent compared to 4.3 MMBbls for the same period of 1994. Anadarko's average U.S. oil price for the first half of 1995 was $16.97 per barrel, an increase of 21 percent compared to $14.03 per barrel for the same period of 1994.

The decline in oil and condensate production for both periods of 1995 primarily is due to divestitures of properties during late 1994. Generally, the Company's oil and condensate production is sold on a monthly basis as it is produced. Production of oil is usually not affected by volatility in market prices.

NGLs sales volumes were down eight percent to 754 thousand barrels (MBbls) at an average price of 30 cents per gallon for the second quarter of 1995. This compares to 823 MBbls at an average price of 29 cents per gallon for the same period of 1994.

NGLs volumes for the first six months of 1995 were up seven percent to 1,768 MBbls at an average price of 31 cents per gallon compared to 1,645 MBbls at an average price of 26 cents per gallon during the same period of 1994.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Capital Expenditures, Liquidity and Dividends

During the first six months of 1995, Anadarko's capital spending (including capitalized interest and overhead) was $121.0 million compared to $222.4 million in the same period of 1994. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities. Capital expenditures for 1994 included $72 million for offshore leases in the Gulf of Mexico that were acquired in March 1994.

Net cash from operating activities for the first half of 1995 was $101.9 million compared to $148.6 million in the first six months of 1994. Sources of funds for the Company's capital spending programs include: cash flows; existing available credit facilities; and, proceeds from sales of producing properties, where the Company may totally divest non-core properties or reduce (sell-down) its interest in core properties. The Company believes these sources will be sufficient to meet capital and operating requirements during the remainder of 1995. In addition, Anadarko may pursue other financing options to reduce or stabilize interest costs.

In March 1995, Anadarko issued $100 million principal amount of 7 1/4% Debentures due 2025. Each Debenture holder has the one-time right to have the Company purchase on March 15, 2000, all or a portion of, the Debenture at a purchase price equal to par plus the accrued and unpaid interest. Net proceeds from the offering were used to fix floating interest rate debt.

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock. The dividend is payable on September 27, 1995 to stockholders of record on September 13, 1995.
Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $256,529,000 were not restricted as to the payment of dividends at June 30, 1995. The amount of future dividends for Anadarko will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

In May 1995, the Company issued 1,000,000 shares of common stock to the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust will receive dividends. The shares are included in the calculation of earnings per share under the treasury stock method and have no dilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Exploration and Development Drilling

During the second quarter of 1995, Anadarko participated in a total of 76 wells, including 37 oil wells, 25 gas wells and 14 dry holes. This compares to a total of 56 wells, including 25 oil wells, 24 gas wells and seven dry holes during the second quarter of 1994. For the first six months of 1995, Anadarko participated in a total of 153 wells, including 79 oil wells, 52 gas wells and 22 dry holes. This compares to a total of 128 wells, including 69 oil wells, 39 gas wells and 20 dry holes during the first six months of 1994.

International
Algeria    In July 1995, Anadarko and partners announced test results from the
Berkine East No.2 (BKE-2) well. The BKE-2 well tested at a rate of 17,309 barrels of oil per day (BOPD) and 3.9 MMcf/d of gas through a 68/64" choke at 1,227 pounds per square inch (psi) of flowing tubing pressure from 190 feet of perforations. This appraisal well is located in the Ghadames Basin on Block
404. It is approximately 1.5 miles from an August 1994 discovery, the BKE-1. The BKE-2 is Anadarko's third successful appraisal well in Algeria.

In the Algerian venture, the company has two partners, each with a 25 percent interest; they are LASMO Oil (Algeria) Limited, a wholly-owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly-owned subsidiary of Maersk Olie OG Gas AS, a company in the Danish A.P. Moeller group. Under terms of a Production Sharing Agreement, liquid hydrocarbons that are discovered, developed and produced will be shared by Anadarko, its two partners and Sonatrach, the national oil and gas enterprise of Algeria.

Political unrest continues in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of its employees working in the remote regions of the Sahara Desert. The situation has not had any material effect on the Company's operations to date.

United States - Offshore
Matagorda Island      The Matagorda Island 636 #1 well was completed during May
1995. This exploratory gas well was drilled in 1994 and suspended, pending the installation of production equipment. The well had initial test results of 2.8 MMcf/d of gas and 38 barrels of condensate per day (BCPD) with flowing tubing pressure of 6,054 psi. The second well, the Matagorda Island 622 #6 had initial gas volumes of 15.6 MMcf/d and 191 BCPD through a 7/64" choke with flowing tubing pressure of 4,815 psi. Amoco Production Company is the operator. Anadarko has a 37.5 percent working interest in both wells.

United States - Onshore
Alaska   In the 1994-95 winter drilling season, Anadarko and partners received encouraging results from two wells drilled in the Colville River Delta on Alaska's North Slope. Partners in the Alaska exploration program include operator, Arco Alaska (56 percent working interest), Union Texas Petroleum (22 percent) and Anadarko (22 percent).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



In June 1995, Union Texas announced that the partners had discovered 100 million barrels of oil reserves. Although additional drilling success in the 1995-96 drilling program is needed to justify commercial development, the partners are working now to reduce drilling and field development costs.
Arco is conducting advance work on engineering design and permitting so if the field is later proven commercial, the partners will have a jump-start on the development process.

Depending on the condition of the frozen tundra on the North Slope, the 1996 winter drilling season will begin about February and run through early April. Since the area of exploration is a river delta, the water and ground must be frozen hard enough to support travel. All equipment must be moved out before the ice begins to thaw in May.

Permian Basin West Texas     In the Ketchum Mountain Field of Irion County,
Texas, 15 wells were completed in the second quarter of 1995. Initial production from the 15 wells totaled 995 BOPD. Additional leasing and continued development drilling are planned for 1995. Anadarko owns a 100 percent working interest in the wells.

The Company assumed operations of the TXL South Unit with the trade acquisition of Texaco's interest in November 1994. Since that date, production has increased from 650 BOPD to 1,370 BOPD, the highest rate in 20 years. This increase is attributed to the reactivation of 47 shut-in producers and the drilling of four new infill producers. A three- to four-year program of waterflood expansion and drilling is expected to further increase oil production.

Panhandle West Texas     Four wells were completed in the second quarter of
1995 in the Red Cave Formation, located in Moore County Texas. Combined rates from the four completed wells was 4.3 MMcf/d. Projected development drilling for the remainder of the year includes 11 additional wells. Anadarko owns a 100 percent working interest in the wells.

Golden Trend Oklahoma     In the Bradley Field of Grady County, Oklahoma, two
wells were completed in the second quarter of 1995. Combined initial tests rates were 81 BOPD and 2.9 MMcf/d of gas. In the Antioch Field of Oklahoma, one well was completed during the second quarter. Initial tests rates were 155 BOPD and 1.0 MMcf/d of gas. In the Lindsay Field of Oklahoma, two wells were completed in the second quarter of 1995. Combined initial tests rates were 239 BOPD and 1.0 MMcf/d of gas. The Company owns an average 85.6 percent working interest in these wells. Production for all of the wells is from the Sycamore/Woodford/Hunton/Viola intervals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




Southwest Kansas     During the second quarter of 1995, the Santa Fe "E" #2
well was completed. Located in the Angman Field of Seward county, the initial test rate was 2.4 MMcf/d from a 19/64" choke, with flowing tubing pressure of 900 psi. The Santa Fe "E" #3 is currently being completed.

There have been 27 completions in the first half of 1995 from the Hugoton Field drilling program. Twenty-two infill wells were drilled with average production per well of 322 thousand cubic feet per day (Mcf/d). Five Hugoton primary wells were completed with average initial production of 330 Mcf/d. Combined initial production from the 27 new wells is 8.7 MMcf/d. The Company's working interest in these wells ranges between 34 and 100 percent. Anadarko is the operator of 26 of these wells. Through June 1995, 336 infill wells have been drilled and completed.

                    Part II.   OTHER INFORMATION


Item 1. Legal Proceedings

Heritage Resources, Inc. Litigation     Pursuant to an order of the 162nd
Judicial District Court for Dallas County, Texas, dated January 29, 1988, requiring all owners of interests in certain properties in Winkler County, Texas, to be joined as parties Plaintiff or parties Defendant, Anadarko has entered, as a party Plaintiff, a suit filed against Heritage Resources, Inc. (Heritage) by Tribal Drilling Company. The Plaintiffs, among other things, seek to have Heritage removed as operator of a well in which Plaintiffs own interests. The Defendants have asserted counterclaims against Anadarko and the 19 other Plaintiffs alleging that, among other things, the assertions of the Plaintiffs are frivolous and were made in bad faith and the Plaintiffs breached the joint operating agreements. The trial is scheduled to begin on May 6, 1996. While the outcome of the litigation cannot be predicted, Anadarko's management believes that any recovery on the counterclaims in a material amount is remote.


Item 6.    Exhibits and Reports on Form 8-K

  (a) Exhibits


     Exhibit No.            Description
       4(a)         Indenture for Senior Debt Securities,
                    dated as of March 1, 1995, between
                    Anadarko Petroleum Corporation and the
                    Chase Manhattan Bank, N.A., Trustee

       4(b)         Distribution Agreement, dated as of
                    March 9, 1995, for $300,000,000
                    Medium-Term Notes, Series A

       27           Financial Data Schedule

  (b) Reports on Form 8-K

  There were no reports filed on Form 8-K for the three months ended June 30, 1995.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                               ANADARKO PETROLEUM CORPORATION
                                       (Registrant)




August 11, 1995                          [MICHAEL E. ROSE]
                               Michael E. Rose - Senior Vice President,
                                 Finance and Chief Financial Officer