Form 10-Q
period 1995-09-30
ANADARKO PETROLEUM CORP
filed 1995-11-13
CIK 773910

==============================================================================


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended: September 30, 1995
                  Commission File Number: 1-8968

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

     The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1995 is shown below:

                                                   Number of Shares
            Title of Class                           Outstanding

     Common Stock, $0.10 par value                    58,987,099


==============================================================================

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      ANADARKO PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
                thousands               1995       1994      1995     1994
Revenues
  Gas sales                          $60,256   $ 67,083  $188,111 $243,519
  Oil and condensate sales            30,066     34,753    95,453   93,935
  Natural gas liquids and other        8,961     10,675    32,436   29,748
  Total                               99,283    112,511   316,000  367,202

Cost and Expenses
  Operating expenses                  26,146     25,283    78,312   80,989
  Administrative and general          13,099     15,339    42,021   45,222
  Depreciation, depletion and
    amortization                      42,718     40,807   121,552  131,490
  Other taxes                          8,535     10,195    28,721   31,982
  Provisions for impairments of
    international properties             250        ---       250      ---
  Total                               90,748     91,624   270,856  289,683

  Operating Income                     8,535     20,887    45,144   77,519
Other Income                             260        698       532    1,873

  Gross Income                         8,795     21,585    45,676   79,392
Interest Expense                       9,247      7,126    26,271   20,843

  Income (Loss) before Income Taxes     (452)    14,459    19,405   58,549
Income taxes                          (1,559)     4,154     5,165   19,499

Net Income                           $ 1,107   $ 10,305  $ 14,240 $ 39,050

Per Common Share
  Net income                         $  0.02   $   0.18  $   0.24 $   0.66
  Dividends                          $ 0.075   $  0.075  $  0.225 $  0.225

Average Number of Shares Outstanding  58,949     58,802    58,913   58,752











            See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                              (Unaudited)



                                         September 30,      December 31,
                     thousands               1995               1994
ASSETS
Current Assets
  Cash and cash equivalents                 $    7,763        $    6,530
  Accounts receivable                           83,879           115,181
  Inventories, at average cost                  14,593            13,420
  Prepaid expenses                               3,964             3,496
  Total                                        110,199           138,627

Properties and Equipment
  Original cost                              3,561,000         3,446,252
  Less accumulated depreciation, depletion
    and amortization                         1,531,145         1,460,196
  Net properties and equipment - based on
    the full cost method of accounting
    for oil and gas properties               2,029,855         1,986,056

Deferred Charges                                11,772            17,418

                                            $2,151,826        $2,142,101

























            See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                CONSOLIDATED BALANCE SHEET (continued)
                              (Unaudited)

                                              September 30,  December 31,
                     thousands                     1995           1994
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
  Accounts payable
    Trade and other                              $   60,461  $   95,829
    Banks                                             5,719      14,287
  Accrued expenses
    Interest                                          8,112       7,676
    Taxes and other                                  17,467      10,359
  Total                                              91,759     128,151

Long-term Debt                                      669,076     629,281

Deferred Credits
  Deferred income taxes                             443,238     438,684
  Other                                              41,875      46,386
  Total                                             485,113     485,070

Stockholders' Equity
  Common stock, par value $0.10
    (200,000,000 shares authorized,
    58,982,497 and 58,857,290 shares issued
    and outstanding as of September 30, 1995
    and December 31, 1994, respectively)              6,043       5,931
  Preferred stock, par value $1.00
    (2,000,000 shares authorized, no
    shares issued as of September 30, 1995
    and December 31, 1994)                              ---         ---
  Paid-in capital                                   295,981     243,976
  Retained earnings (as of September 30, 1995,
    $255,878,000 was not restricted
    as to the payment of dividends)                 653,938     653,112
  Deferred compensation                              (2,709)     (3,420)
  Executives and directors benefits trust,
    at market value (1,000,000 shares as of
    September 30, 1995)                             (47,375)        ---
  Total                                             905,878     899,599

                                                 $2,151,826  $2,142,101








            See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                           Nine Months Ended
                                                              September 30
                  thousands                                  1995       1994

Cash Flow from Operating Activities
  Net income                                              $ 14,240   $ 39,050
  Adjustments to reconcile net income to net
    cash from operating activities:
     Depreciation, depletion and amortization              121,552    131,490
     Provision for impairment of
        international properties                               250        ---
     Amortization of restricted stock                        1,237        900
     Deferred income taxes                                   5,006     17,386
                                                           142,285    188,826
     Decrease in accounts receivable                        31,302     20,677
      Increase in inventories                               (1,173)    (4,209)
      Increase (decrease) in accounts payable -
        other and accrued expenses                         (27,824)     5,649
      Other items - net                                        611      1,857
  Net cash from operating activities                       145,201    212,800

Cash Flow from Investing Activities
  Additions to properties and equipment                   (173,917)  (337,617)
  Sales and retirements of properties and equipment          7,920     59,144
  Net cash used in investing activities                   (165,997)  (278,473)

Cash Flow from Financing Activities
  Additions to debt                                        213,100    113,076
  Retirements of debt                                     (173,305)       ---
  Increase (decrease) in accounts payable, banks            (8,568)       343
  Dividends paid                                           (13,414)   (13,222)
  Issuance of common stock                                   4,216      3,844
  Issuance of treasury stock                                   374        316
  Purchase of treasury stock                                  (374)      (355)
  Net cash from financing activities                        22,029    104,002

Effect of Exchange Rate Changes on Cash                        ---       (246)

Net Increase in Cash and Cash Equivalents                    1,233     38,083

Cash and Cash Equivalents at Beginning of Period             6,530     17,799

Cash and Cash Equivalents at End of Period                $  7,763   $ 55,882





            See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)



1.Summary of Accounting Policies    Anadarko Petroleum Corporation is engaged
  in the exploration, development, production and marketing of gas, oil and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are Anadarko Gathering Company, Anadarko Trading Company and Anadarko Algeria Corporation. In December 1994, the Company sold its wholly-owned subsidiary Anadarko Petroleum of Canada Ltd.

  Certain amounts for prior years have been reclassified to conform to the current presentation.

2.Inventories   Inventories are stated at the lower of average cost or market.
  NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                                    September 30, December 31,
             thousands                                   1995          1994

     Materials and supplies                           $12,895       $11,953
     Natural gas liquids, stored in inventory           1,510           842
     Natural gas, stored in inventory                     188           625
                                                      $14,593       $13,420

3.Properties and Equipment     Oil and gas properties include costs of
  $226,238,000 and $270,956,000 at September 30, 1995 and December 31, 1994,
  respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

  During the third quarter of 1995, the Company made provisions for impair-ments of international properties of $250,000, which were related to oil and gas properties. These impairments related to unsuccessful activities in various international locations.

4.Long-term Debt     A summary of long-term debt follows:

                                                   September 30, December 31,
             thousands                                 1995          1994

     Notes Payable, Banks                               $162,100  $ 49,000
     Commercial Paper                                      6,976   180,281
     8 3/4% Notes due 1998                               100,000   100,000
     8 1/4% Notes due 2001                               100,000   100,000
     6 3/4% Notes due 2003                               100,000   100,000
     5 7/8% Notes due 2003                               100,000   100,000
     7 1/4% Debentures due 2025                          100,000       ---
                                                        $669,076  $629,281

                  ANADARKO PETROLEUM CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            (Unaudited)



4. Long-term Debt (continued)

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

5. Stock     In May 1995, the Company issued 1,000,000 shares of common stock to the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust will receive dividends. The shares are included in the calculation of earnings per share under the treasury stock method and have no dilutive effect. The fair market value of these shares is included in common stock and paid-in capital and as a reduction to stockholders' equity. As of September 30, 1995, there were 1,000,000 shares in the Trust.

   For the third quarter of 1995, dividends of seven and one-half cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $255,878,000 and $249,599,000 were not restricted as to the payment of dividends at September 30, 1995 and December 31, 1994, respectively.

6. Statement of Cash Flows Supplemental Information     The amounts of cash
   paid for interest (net of amounts capitalized) and income taxes are as follows:
                                                  Nine Months Ended
                                                     September 30
               thousands                             1995      1994

  Interest                                         $23,439   $18,586
  Income taxes                                     $ 1,008   $   451

                  ANADARKO PETROLEUM CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            (Unaudited)



7. Operating Expenses     Operating expenses by category are as follows:


                                      Three Months Ended  Nine Months Ended
                                          September 30       September 30
                  thousands               1995     1994      1995      1994

    Oil and gas                        $18,127  $16,447   $50,475   $52,087
    Plant and gathering                  5,772    5,511    19,380    17,263
    Gas purchases                        2,151    3,059     7,014    11,157
    Other                                   96      266     1,443       482
    Total                              $26,146  $25,283   $78,312   $80,989


8. Income Taxes     Financial results in the third quarter of 1995 benefited
   from lower income taxes, primarily due to Section 29 credits, following final reconciliation of the Company's 1994 taxes.

9. The information as furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of September 30, 1995 and December 31, 1994, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Overview of Operating Results

For the third quarter of 1995, Anadarko's net income was $1.1 million (two cents per share of common stock outstanding) compared to net income of $10.3 million (18 cents per share) for the third quarter of 1994. Revenues for the third quarter of 1995 were $99.3 million, down 12 percent compared to $112.5 million for the third quarter of 1994. Financial results in the third quarter of 1995 benefited from lower income taxes, primarily due to Section 29 tax credits, following final reconciliation of the Company's 1994 taxes. The significant decrease in net income and revenues is due primarily to sharply lower natural gas prices and lower volumes and prices of crude oil.

For the first nine months of 1995, Anadarko's net income was $14.2 million (24 cents per share). This compares to net income of $39.1 million (66 cents per share) for the same period of 1994. Revenues for the first nine months of 1995 were $316 million, a decrease of 14 percent compared to $367.2 million for the same period of 1994. The decline in net income and revenues is due primarily to lower prices and production for natural gas and lower production volumes of crude oil in 1995.

The following table shows the Company's volumes and U.S. prices for the three and nine months ended September 30, 1995 and 1994:

                                             Three Months Ended
                                                September 30       % Increase
                                              1995          1994    (Decrease)

  Natural gas, million cubic feet           42,301        40,925        3
  Price per thousand cubic feet            $  1.27       $  1.59      (20)

  Crude oil and condensate,
    thousand barrels                         1,820         2,066      (12)
  Price per barrel                         $ 15.94       $ 16.55       (4)

  Natural gas liquids,
    thousand barrels                           658           786      (16)
  Price per gallon                         $  0.30       $  0.31       (3)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                             Nine Months Ended
                                               September 30       % Increase
                                            1995           1994   (Decrease)

  Natural gas, million cubic feet          127,167       132,110      (4)
  Price per thousand cubic feet            $  1.35       $  1.80     (25)

  Crude oil and condensate
    thousand barrels                         5,594         6,321     (12)
  Price per barrel                         $ 16.63       $ 14.88      12

  Natural gas liquids,
    thousand barrels                         2,426         2,431      --
  Price per gallon                         $  0.30       $  0.28       7

  See "Natural Gas Volumes, Prices and Markets" and "Crude Oil,
        Condensate and Natural Gas Liquids Volumes and Prices".


Costs and expenses during the third quarter of 1995 were $90.7 million, a decrease of one percent compared to $91.6 million for the third quarter of 1994. The decrease is primarily due to lower administrative and general expenses and lower production taxes. These decreases were partially offset by higher depreciation and oil and gas operating expenses.

For the first nine months of 1995, costs and expenses were $270.9 million, a decrease of $18.8 million (six percent) compared to $289.7 million for the first nine months of 1994. The decrease is related primarily to lower natural gas and oil production volumes and lower natural gas prices, which resulted in lower depreciation, depletion and amortization, production taxes and operating expenses.

Interest expense for the third quarter of 1995 was $9.2 million, an increase of 30 percent compared to $7.1 million for the third quarter of 1994. For the first nine months of 1995, interest expense was $26.3 million, an increase of 26 percent compared to $20.8 million for the same period of 1994. The increases in interest expense for both periods of 1995 are due primarily to higher levels of borrowing and interest rates during 1995.

Natural Gas Volumes, Prices and Markets     During the third quarter of 1995,
Anadarko produced 42.3 billion cubic feet (Bcf) or 460 million cubic feet per day (MMcf/d) of natural gas, up three percent compared to 40.9 Bcf or 445 MMcf/d of gas in the third quarter of 1994. Anadarko's average U.S. gas price during the third quarter of 1995 was $1.27 per thousand cubic feet (Mcf), a 20 percent decrease from $1.59 per Mcf in the third quarter of 1994.

For the first nine months of 1995, Anadarko produced 127.2 Bcf or 466 MMcf/d of gas, down four percent compared to 132.1 Bcf or 484 MMcf/d of gas for the same period of 1994. The Company's average U.S. gas price for the first nine months of 1995 was $1.35 per Mcf, a 25 percent decrease from $1.80 per Mcf for the same period of 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices    Anadarko's
crude oil and condensate production for the third quarter of 1995 decreased 12 percent to 1.8 million barrels (MMBbls) or 19.8 thousand barrels of oil per day (MBOPD) from 2.1 MMBbls or 22.5 MBOPD in the third quarter of 1994. The decline is partially due to sales of producing properties in 1994. Anadarko's average U.S. oil price decreased four percent to $15.94 per barrel in the third quarter of 1995 compared to $16.55 per barrel for the same period in 1994.

For the first nine months of 1995, crude oil and condensate production was 5.6 MMBbls or 20.5 MBOPD, a decrease of 12 percent compared to 6.3 MMBbls or 23.2 MBOPD for the same period of 1994. The decline is partially due to sales of producing properties in 1994. Anadarko's average U.S. oil price for the first nine months of 1995 was $16.63 per barrel, an increase of 12 percent compared to $14.88 per barrel for the same period of 1994.

Generally, the Company's oil and condensate production is sold on a monthly basis as it is produced. Production of oil is usually not affected by volatility in market prices.

Natural gas liquids (NGLs) sales volumes were down 16 percent to 658 thousand barrels (MBbls) at an average price of 30 cents per gallon for the third quarter of 1995. This compares to 786 MBbls at an average price of 31 cents per gallon for the same period of 1994.

NGLs volumes for the first nine months of 1995 were flat at 2.4 MMBbls at an average price of 30 cents per gallon compared to an average price of 28 cents per gallon during the same period of 1994.

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

Capital Expenditures, Liquidity and Dividends

During the first nine months of 1995, Anadarko's capital spending (including capitalized interest and overhead) was $173.9 million compared to $337.2 million in the same period of 1994. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities. Capital expenditures for 1994 included $72 million for offshore leases in the Gulf of Mexico that were acquired in March 1994. Investment levels have also decreased for 1995 compared to 1994 due to lower prices for natural gas in 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Net cash from operating activities for the first nine months of 1995 was $145.2 million compared to $212.8 million in the same period of 1994. Sources of funds for the Company's capital spending programs include: cash flows;
existing available credit facilities; and, proceeds from sales of properties, where the Company may totally divest non-core properties or reduce
(sell-down) its interest in core properties. The Company believes these sources will be sufficient to meet capital and operating requirements during the remainder of 1995. In addition, the Company may pursue other financing options to reduce or stabilize interest costs.

In March 1995, Anadarko issued $100 million principal amount of 7 1/4% Debentures due 2025. Each Debenture holder has the one-time right to have the Company purchase on March 15, 2000, all or a portion of, the Debenture at a purchase price equal to par plus the accrued and unpaid interest. Net proceeds from the offering were used to fix floating interest rate debt.

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock. The dividend is payable on December 27, 1995 to stockholders of record on December 13, 1995. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $255.9 million were not restricted as to the payment of dividends at September 30, 1995. The amount of future dividends for Anadarko will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

In May 1995, the Company issued one million shares of common stock to the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust will receive dividends. The shares are included in the calculation of earnings per share under the treasury stock method and have no dilutive effect.

Exploration and Development Drilling

During the third quarter of 1995, Anadarko participated in a total of 46 wells, including 12 oil wells, 28 gas wells and 6 dry holes. This compares to a total of 66 wells, including 36 oil wells, 18 gas wells and 12 dry holes during the third quarter of 1994. For the first nine months of 1995, Anadarko participated in a total of 199 wells, including 91 oil wells, 80 gas wells and 28 dry holes. This compares to a total of 194 wells, including 105 oil wells, 57 gas wells and 32 dry holes during the first nine months of 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



International

Algeria     In October 1995, Anadarko and partners announced results from two field delineation wells drilled recently in the Sahara Desert.

In the Hassi Berkine South area, the HBNS No. 2 well was drilled to a total depth of 3,400 meters (11,155 feet) and encountered 6.5 meters (21 feet) of net oil pay out of a 25 meter (82 feet) net Triassic sandstone. The HBNS No. 2 flowed at a stabilized rate of 3,631 barrels of oil per day (BOPD) and
3.9 MMcf/d through a 1/2 inch choke at 1,589 pounds per square inch (psi) flowing tubing pressure. The well flowed 42 degree API gravity oil with no H2S, CO2, or water and the gas/oil ratio was 1,081 standard cubic feet per barrel. The HBNS No. 2 well confirmed the excellent quality and continuity of pay sands across the HBNS structure at a location six kilometers (four miles) southwest of the HBNS No. 1B well, which encountered 26 meters (85 feet) of net pay and tested at 16,000 BOPD and 17.8 MMcf/d of gas earlier this year.
The No. 2 well established the oil/water contact for the HBNS structure. Pressure tests confirm communication and reservoir continuity between the HBNS No. 2 and HBNS No. 1B wells.

Just north of these wells, in the Hassi Berkine area, the HBN No. 4 delineation well was drilled to a total depth of 3,425 meters (11,237 feet) at a location
5.5 kilometers (3.3 miles) from the discovery well. The HBN No. 4 well was drilled structurally downdip to determine the limits of the field. The well encountered about 20 meters (66 feet) of Triassic sands that were water saturated. Although the well is a dry hole, it provides significant data for field definition and reserves. The well will be cased and reserved for future use as a potential injection well.

The partners and Sonatrach, the national oil and gas enterprise of Algeria, through a joint committee are currently working to obtain technical data to determine if HBN and HBNS are in the same field. The partners plan to drill two more delineation wells in this area in late 1995 and early 1996. Data from these wells will be incorporated in the development plans.

Since beginning their exploration program in the Ghadames and Illizi Basins of Algeria in 1989, the partners have announced five discoveries. Delineation work is underway to fully evaluate these discoveries. Based on preliminary development studies and an estimated 246 million barrels of proved reserves (gross), Anadarko has booked 65 million barrels (net) through May 1995.

Anadarko and partners are working with Sonatrach to bring the discoveries on production on a staged basis. The partners have submitted draft documentation with Sonatrach, and will apply for Provisional Exploitation Authorization (PEA) for Stage I production from the HBN and HBNS wells. Under the terms of the PEA, Stage I production of about 40,000 BOPD is anticipated to begin in late 1996. Subsequently, the Partners will file formal applications (called the Commerciality Reports) requesting Exploitation Licenses based on the existing data and the results of the delineation wells that will be drilled in late 1995 and early 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Initial production will be transported utilizing the existing pipeline network immediately north of Block #404. In order to accommodate subsequent stages of production from the Hassi Berkine area, as well as other fields to be developed by the partners, Sonatrach is planning to construct a new 30-inch diameter pipeline that would transport oil from Block #404 to their main oil terminal facility at Haoud El Hamra, north of the giant Hassi Messaoud Oil Field. The new pipeline is expected to be operational in 1997, and will have the capacity to transport several hundred thousand barrels of oil per day.

Anadarko and partners expect to increase their activity level in Algeria over the next few months. One drilling rig is operating in Algeria today and the partners are in the process of contracting for two additional rigs. One of these will be used in conjunction with the existing rig for exploration and delineation of the oil fields discovered on Block #404 and on Block #208.
The other rig will be used to drill an exploration well on Block #245 -- the southernmost block in the partners' exploration area -- beginning in the fourth quarter of this year.

Anadarko's partners in the Algeria project are LASMO Oil (Algeria) Limited, a wholly-owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly-owned subsidiary of Maersk Olie Og Gas AS, a company in the Danish A.P. Moeller group. Anadarko Algeria Corporation is the operator and has a 50-percent interest in the Production Sharing Agreement (PSA). LASMO and Maersk Oil each have a 25-percent interest.

Under the terms of the PSA, liquid hydrocarbons that are discovered, developed and produced will be shared by Sonatrach, Anadarko and its two partners. Sonatrach is responsible for its share (51%) of development and operating costs. Anadarko and its partners are also entitled to recover a portion of exploration costs out of production.

Political unrest continues in Algeria. The Company is closely monitoring the situation and has taken reasonable and prudent steps to insure the safety of employees working in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for the remainder of 1995 and beyond. However, the situation has not had any material effect on the Company's operations.


Eritrea     In September 1995, Anadarko signed a Production Sharing Contract
(PSC) with the State of Eritrea's Ministry of Energy, Mines and Water Resources. The PSC was signed at a ceremony in Asmara, Eritrea, on the east coast of Africa.

The PSC allows Anadarko Eritrea Company, a wholly-owned subsidiary, to explore for oil and gas in a 6.7 million acre area named the Zula Block, offshore in the Red Sea and adjacent to Yemen and Saudi Arabia. Anadarko is committed to spend $8.5 million in the initial phase of exploration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




Review of existing seismic data indicates that much of the exploration area contains structures associated with salt, and possibly salt sheets similar to those found in the Gulf of Mexico. The Company will begin its initial exploration program with high-density magnetic gravity surveys near the end of this year.

Indonesia    In August 1995, Anadarko and partners announced test results from an exploratory well located on the Jabung Block in Indonesia. The N.E.
Betara #1 well encountered 130 feet of hydrocarbon bearing sands at depths of 4,908 - 5,164 feet. Tests of three intervals totaling 84 net feet of pay flowed at combined rates of 420 barrels of condensate per day (BCPD) and 22 MMcf/d of gas, of which, 55 percent was carbon dioxide.

Santa Fe Energy Resources, Inc., the operator, and partners Anadarko and Kerr-McGee Corporation plan to offset the well in early 1996 to further evaluate gas reserves in place and to explore for possible downdip oil reservoirs. Each partner holds a 33 percent working interest in the project.

United States

Texas Panhandle     Eight wells were completed in the third quarter of 1995 in the Red Cave Formation, located in Moore County Texas. Combined rates from the eight completed wells was 4.2 MMcf/d of natural gas. Currently there are four wells in completion and four additional wells planned for the remainder of 1995. Anadarko owns a 100 percent working interest in the wells.

West Texas Permian Basin     In the Ketchum Mountain Field of Irion County,
Texas, the Scott "12" #1205 well was completed in the third quarter of 1995. Initial production from the well was 229 BOPD and 158 thousand cubic feet per
day (Mcf/d) of gas.   Anadarko owns a 100 percent working interest in the well.

Southwest Kansas     In the Eubank Field of Haskell County, Kansas, three wells were completed in the third quarter of 1995. Test results for the Tiller "A" #1 well was 126 BOPD and 130 Mcf/d of gas. The Tiller "A" #2 well tested at 141 BOPD. The Owens "A" #1 well flowed 1.3 MMcf/d of gas and 28 BOPD through a 5/16 inch choke with flowing tubing pressure of 410 psi. This location was identified by a 3-D seismic survey. Drilling continues in this field.
Anadarko owns a 100 percent working interest in the wells.

Located in the Angman Field of Seward County, the Santa Fe E-3 well was completed. Initial test rates were 2.2 MMcf/d of gas and 40 BOPD with flowing tubing pressure of 360 psi. Anadarko owns a 100 percent working interest in the well.

In the Genzler SW Field of Stevens County, the Ratzlaff "B" #2 was completed in the third quarter of 1995. Initial test rates were 1.6 MMcf/d of gas and 9 BCPD through a 19/64 inch choke with flowing tubing pressure of 1,035 psi. Anadarko owns a 96.6 percent working interest in the well.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




The Tucker "L" #1 well, located in the Wilburton N. Field of Morton County was completed in the third quarter of 1995. The well tested at 966 Mcf/d on a 3/8 inch choke with flowing tubing pressure of 332 psi. Anadarko owns a 100 percent working interest in the well.

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


Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

        Exhibit No.            Description

           27            Financial Data Schedule


  (b)   Reports on Form 8-K

        There were no reports filed on Form 8-K for the three months ended September 30, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                                    ANADARKO PETROLEUM CORPORATION
                                               (Registrant)




November 10, 1995                          [MICHAEL E. ROSE]
                               Michael E. Rose - Senior Vice President,
                                 Finance and Chief Financial Officer