Form 10-K405
period 1995-12-31
ANADARKO PETROLEUM CORP
filed 1996-03-12
CIK 773910

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                           COMMISSION FILE NO. 1-8968

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  'X'   No     .
                                                ---      ----

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 'X' .
                              ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on January 31, 1996 was $2,937,125,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1996 is shown below:

               TITLE OF CLASS                           NUMBER OF SHARES OUTSTANDING

        Common Stock, $0.10 par value                            59,037,692

 PART OF
FORM 10-K                          DOCUMENTS INCORPORATED BY REFERENCE
    Part I  Portions of the Anadarko Petroleum Corporation 1995 Annual Report to Stockholders.

  Part III  Portions of the Proxy Statement, dated March 18, 1996, for the Annual Meeting of
              Stockholders of Anadarko Petroleum Corporation to be held April 25, 1996.

                               TABLE OF CONTENTS

                                                                                         PAGE
PART I
  Item 1.    Business
               General                                                                      2
               Employees                                                                    2
               Proved Reserves and Future Net Cash Flows                                    2
               Exploration, Development, Acquisition and Marketing Activities               3
               Volumes and Prices                                                           3
               Properties and Activities -- International                                   4
               Properties and Activities -- United States -- Offshore                       6
               Properties and Activities -- United States -- Onshore                        9
               Drilling Programs                                                           12
               Drilling Statistics                                                         12
               Productive Wells                                                            13
               Regulatory and Legislative Developments                                     14
               Additional Factors Affecting Business                                       14
               Title to Properties                                                         14
               Capital Spending                                                            14
               Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed
                  Charges and Preferred Stock Dividends                                    14
  Item 2.    Properties                                                                    15
  Item 3.    Legal Proceedings                                                             15
  Item 4.    Submission of Matters to a Vote of Security Holders                           16
               Executive Officers of the Registrant                                        16
PART II
  Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters         18
  Item 6.    Selected Financial Data                                                       18
  Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       19
  Item 8.    Financial Statements and Supplementary Data                                   32
  Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                        66
PART III
  Item 10.   Directors and Executive Officers of the Registrant                            66
  Item 11.   Executive Compensation                                                        66
  Item 12.   Security Ownership of Certain Beneficial Owners and Management                66
  Item 13.   Certain Relationships and Related Transactions                                66
PART IV
  Item 14.   Exhibits and Reports on Form 8-K                                              67

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Anadarko Petroleum Corporation is one of the world's largest independent oil and gas exploration and production companies with more than 526 million energy equivalent barrels (MMEEBs) of proved energy reserves. Anadarko and its subsidiaries are engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs), both domestically and internationally.
     The Company's U.S. onshore drilling and production operations are focused primarily in Kansas, Oklahoma and Texas. On Alaska's North Slope, Anadarko maintains an active drilling program exploring for hydrocarbons. Offshore United States in the Gulf of Mexico, Anadarko is active in both sub-salt and conventional exploration and development. The Company owns interests in 109 lease blocks in the Gulf of Mexico. About 82 percent of the Company's reserves are located in the United States, with approximately 19 percent of those reserves in the Gulf of Mexico. Internationally, Anadarko is exploring for and developing crude oil reserves in Algeria's Sahara Desert on a five million acre exploration area. To date, the Company has recorded Algerian reserves at 92.5 million barrels (MMBbls) (net) of proved crude oil and condensate and development plans are underway. The Company is also participating in other projects overseas in the Sumatra Basin of Indonesia, offshore Eritrea in the Red Sea, in Jordan's Risha-Basalt Plateau and central China.
     In order to manage production more effectively and improve recovery of natural gas reserves, at year-end 1995 the Company owned interests in 15 gas gathering systems and seven gas processing plants in the U.S. In March 1996, the Company acquired an additional gas gathering system that connects about 1,000 Company-operated wells.
     Anadarko is a Delaware corporation organized in 1985 as the successor to the oil and gas business of Anadarko Production Company (Production), which was founded in 1959 as a subsidiary of PanEnergy Corporation (formerly Panhandle Eastern Corporation (Panhandle)). Anadarko's common stock was distributed to Panhandle stockholders in 1986. The principal subsidiaries of Anadarko include:
Anadarko Gathering Company; Anadarko Trading Company; and, Anadarko Algeria Corporation (Anadarko Algeria).
     Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko and its subsidiaries. The Company's corporate offices are located at 17001 Northchase Drive, Houston, Texas 77060, where the telephone number is (713) 875-1101.

EMPLOYEES

     On December 31, 1995, the Company employed 1,076 persons. The Company's employees are not represented by any union. Relations between the Company and its employees are considered to be satisfactory and the Company has had no work stoppages or strikes.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based.
     Proved developed oil and gas reserves can be expected to be recovered through existing wells, with existing equipment and operating methods.
     As of December 31, 1995, Anadarko had proved reserves of 1.84 trillion cubic feet (Tcf) of natural gas and 219.2 MMBbls of crude oil, condensate and NGLs. Combined, these proved reserves are equivalent to 526.3 MMEEBs of oil or
3.16 Tcf of gas. The Company's reserves have grown significantly over the past three years. Total reserves were equivalent to 391.1 MMEEBs at the end of 1993 and increased 22 percent to 476.4 MMEEBs at year-end 1994; reserves increased 10 percent in 1995. Reserve growth is mainly comprised of crude oil reserves which have grown significantly over the past three years due primarily to the Company's exploration success in Algeria and the Gulf of Mexico. Crude oil, condensate and NGLs comprised 20 percent of total reserves in 1993, 33 percent in 1994 and 42 percent in 1995.
     Proved developed reserves comprise 70 percent of the total proved reserves on an energy equivalent barrel (EEB) basis. As of December 31, 1995, Anadarko had proved developed reserves of 1.74 Tcf of natural gas and 77.5 MMBbls of crude oil, condensate and NGLs.
     The Company's estimates of proved reserves and proved developed reserves, net of royalty interests, of natural gas, crude oil, condensate and NGLs owned at December 31, 1995, 1994 and 1993 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities (Supplemental Information) in the Anadarko Petroleum Corporation 1995 Consolidated Financial Statements (Consolidated Financial Statements) under Item 8 of this Form 10-K Annual Report (Form 10-K). The Company files annual estimates of proved oil and gas reserves with the Department of Energy, which are within five percent of these amounts.
     Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company's estimates of future net cash flows, discounted future net cash flows before income taxes and discounted future net cash flows after income taxes from proved reserves of natural gas, crude oil, condensate and NGLs.
     The Company emphasizes the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

EXPLORATION, DEVELOPMENT, ACQUISITION AND MARKETING ACTIVITIES

     See narrative description on pages seven through 24 of the Anadarko Petroleum Corporation 1995 Annual Report to Stockholders (Annual Report), which is incorporated herein by reference, and see "Marketing Strategies", "Operating Results" and "Acquisitions and Divestitures" under Item 7 of this Form 10-K.

VOLUMES AND PRICES

     The following table shows the Company's annual production volumes. Volumes for natural gas are in millions of cubic feet (MMcf) at a pressure base of 14.73 pounds per square inch (psi) and volumes for oil and condensate and NGLs are in thousands of barrels (MBbls).

                                                                  1995        1994        1993
                                                                --------    --------    --------
UNITED STATES
  Natural gas                                                    171,714     173,047     158,662
  Oil and condensate                                               7,435       7,958       7,223
  Natural gas liquids                                              3,580       3,493       3,303
CANADA*
  Natural gas                                                         --       2,771       3,236
  Oil and condensate                                                  --         345         687
  Natural gas liquids                                                 --          19          17
TOTAL
  Natural gas                                                    171,714     175,818     161,898
  Oil and condensate                                               7,435       8,303       7,910
  Natural gas liquids                                              3,580       3,512       3,320

---------------
* In December 1994, the Company sold its Canadian subsidiary.

     The following table shows the Company's annual average sales prices and average production costs. Production costs are per EEB. For this computation, one barrel is the energy equivalent of six thousand cubic feet (Mcf).

                                                                    1995       1994       1993
                                                                   -------    -------    -------
UNITED STATES
  Sales price
     Natural gas (per Mcf)                                         $  1.42    $  1.72    $  1.92
     Oil and condensate (per barrel)                                 16.52      15.06      16.35
     Natural gas liquids (per gallon)                                 0.31       0.28       0.30
  Production cost (per EEB)                                           3.19       3.01       3.30
CANADA*
  Sales price
     Natural gas (per Mcf)                                              --    $  1.70    $  1.53
     Oil and condensate (per barrel)                                    --      12.04      12.85
     Natural gas liquids (per gallon)                                   --       0.23       0.24
  Production cost (per EEB)                                             --       4.91       4.51
TOTAL
  Sales price
     Natural gas (per Mcf)                                         $  1.42    $  1.72    $  1.91
     Oil and condensate (per barrel)                                 16.52      14.93      16.05
     Natural gas liquids (per gallon)                                 0.31       0.28       0.30
  Production cost (per EEB)                                           3.19       3.05       3.34

---------------

* In December 1994, the Company sold its Canadian subsidiary.

     Additional information on volumes and prices is contained in "Analysis of Volumes and Prices" under Item 7 of this Form 10-K. Additional information on major customers is contained in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

PROPERTIES AND ACTIVITIES -- INTERNATIONAL

OVERVIEW In recent years, Anadarko has devoted a portion of its exploration budget to selected international exploration projects. The Company's objective is to add high-potential prospects to its balanced portfolio of domestic plays. This strategy proved successful in Algeria and Indonesia and on-going studies are being conducted in other international areas.
     Foreign investment projects often offer significant economic potential for oil and gas exploration activities. However, to achieve commercial success in foreign exploration, companies must overcome many obstacles, such as: a difficult operating environment, lack of an oil field service company infrastructure, complex regulations and relationships with the host government, and above all, the geologic risk of finding commercial hydrocarbons. In some countries, political risk and uncertainty can complicate the situation and may lead to delay or cancellation of a project.
     There is exposure to write-offs in the event foreign exploration projects are unsuccessful. Anadarko recorded pre-tax charges to earnings (provisions for impairments) of $0.6 million in 1995, $3.1 million in 1994, and $6.5 million in 1993. These charges reflect costs associated with unsuccessful drilling or related activities in Yemen, China and various other international locations, which the Company elected not to pursue. The Company's primary international ventures currently underway are discussed below.

ALGERIA Anadarko's largest international venture involves exploration and development of liquid hydrocarbons in Algeria's Sahara Desert. In 1989, Anadarko Algeria became the first U.S. firm to secure a production sharing agreement
(PSA) from SONATRACH, the national oil and gas enterprise of Algeria, under the modern economic terms of Algeria's 1986 Hydrocarbon Law. Since 1989, Anadarko has made five discoveries in Algeria. Development plans are underway and first production from two fields could begin in 1997. Since the signing of this initial exploration agreement with Anadarko, SONATRACH has entered into about 35 contracts with exploration and production companies around the world. SONATRACH is the beneficial owner of 10.2 percent of Anadarko's common stock.
     Anadarko's interest in the PSA is 50 percent before participation at the exploitation stage by SONATRACH. The Company has two partners, each with a 25-percent interest in the Algerian venture, also prior to participation by SONATRACH; they are LASMO Oil (Algeria) Limited, a wholly-owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly-owned subsidiary of Maersk Olie Og Gas AS, a company in the Danish A.P. Moeller group. Under the terms of the PSA, liquid hydrocarbons that are discovered, developed and produced will be shared by SONATRACH, Anadarko and its two partners. SONATRACH is responsible for its share (51 percent) of development and production costs. In addition, Anadarko and its partners are entitled to recover a portion of exploration costs out of production in the exploitation phase.
     The PSA required Anadarko and its partners to invest $100 million over a 10-year period. This obligation was fully met in 1995 and as of December 31, 1995, the Company's total net investment in Algeria for exploration and related activities amounted to $147 million of which about $41 million was spent in 1995. Due to the success of the project thus far, these expenditures are currently being capitalized and no provision for loss or impairment has been made. To date, the Company has elected not to insure its investment in Algeria. See Additional Factors Affecting Business under Item 7 of this Form 10-K and
Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
     The Company has budgeted about $150 million (net) of capital spending for further exploration and delineation drilling and development work in Algeria during 1996. During 1996, the Company expects that Commerciality Reports will be filed requesting Exploitation Licenses (ELs) for the Hassi Berkine (HBN) and the Hassi Berkine South (HBNS) Fields based on existing data and the result of the delineation well currently drilling. The estimated cost of full development of the HBN and HBNS Fields is $1.2 billion, which would be shared by all partners under the terms of the PSA and the joint operating agreement between partners. For additional information, see pages nine through 13 of the annual report narrative and "Marketing Strategies" and "Properties and Activities" under Item 7 of the Form 10-K.
     In the first half of 1996, the partners are preparing for increased drilling activities on Blocks 404 and 208, adding an additional rig for field delineation and exploration work. In January 1996, a drilling rig spudded an exploration well, named Takouazet South No. 1 (TAKS-1), on Block 245, one of the two unexplored exploration blocks. This is the southernmost block in the exploration area owned by the partners.
     The PSA originally specified an exploration area totaling 5.1 million acres. In 1994, Anadarko and its partners relinquished about 25 percent of this area, pursuant to the requirements of the PSA after the end of the first phase of the total exploration program. This left Anadarko and its partners approximately 3.8 million acres of the original exploration area for continued exploration drilling in the second phase which extends through 1997. During 1994, the Company acquired a minority interest in a PSA covering two additional blocks in the same region, which are operated by BHP Petroleum (Algerie) Inc. An exploration program is already underway on these two blocks, which contain about
1.2 million acres (net). In 1996, BHP and partners plan a 1,600 kilometer seismic acquisition program and a geological study of potential Triassic pay zones. At the end of 1995, the Company's total gross acreage in Algeria was still about five million acres.
     The current political unrest in Algeria has been the subject of numerous media reports. Although the Company was encouraged by the democratic elections held in November 1995, Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees working in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1996 and beyond. However, the situation has not had any material effect to date on the Company's operations.

INDONESIA In 1995, Anadarko and partners drilled two successful exploration wells and two delineation wells on the Jabung Block in the Jambi Province of Central Sumatra Indonesia. The Jabung Block, which is located on the island of Sumatra in the northernmost part of the South Sumatra Basin, covers an area of two million acres.
     In the first quarter of 1995, the North Geragai No. 1 exploration well tested 5,100 barrels of oil per day (BOPD), 30 million cubic feet per day (MMcf/d) of gas and 350 barrels of condensate per day (BCPD) from six zones. A delineation well -- the North Geragai No. 2 -- was drilled one mile southeast of the No. 1 well and tested 2,967 BOPD, 10.9 MMcf/d of gas and 115 BCPD from multiple zones. Results from a third well were announced in the first quarter of 1996, with the well flowing 2,800 BOPD and 2.4 MMcf/d of gas. The North Geragai No. 4 well began drilling in February 1996.
     A second exploration prospect -- the Northeast Betara No. 1 -- was drilled about 25 miles northwest of the North Geragai Field in 1995. The well encountered 130 feet of hydrocarbon bearing sands and flowed at a combined rate of 420 BCPD and 22 MMcf/d of gas, of which about 55 percent was carbon dioxide. Further evaluation is required and the Northeast Betara No. 2 should begin drilling in March 1996.
     Anadarko, operator Santa Fe Energy Resources (Jabung), Ltd., a wholly-owned subsidiary of Santa Fe Energy Resources, Inc., and Kerr-McGee Sumatra, Ltd., a wholly-owned subsidiary of Kerr-McGee Corporation, are currently discussing commerciality of the North Geragai Field. If proven commercial, a Plan of Development should be submitted to Pertamina, the state oil company of Indonesia, in the first half of 1996 and oil production could begin in early 1997.
     The partners have a production sharing contract which includes a $15 million commitment to exploration activities during the first three years. The partners fully met this obligation in 1995 and as of December 31, 1995, the Company's total net investment in Indonesia amounted to $11 million. Due to the success of the project thus far, these expenditures are currently being capitalized and no provision for loss or impairment has been made.

ERITREA In September 1995, Anadarko signed an agreement with the government of the State of Eritrea for offshore exploration in the Red Sea. Located on the east coast of Africa, Eritrea officially became an independent nation in 1993 following a 30-year war for independence from Ethiopia. Anadarko, under the terms of the agreement, plans to invest up to $29 million over the next several years. The Company is currently conducting a high-density aerial gravity and magnetic survey over the 6.7 million acre exploration area, known as the Zula Block. The Company has a 100-percent interest in the project, but may take on partners.

CHINA In 1994, Anadarko signed a joint study agreement with Chengdu Huachuan Petroleum and Natural Gas Exploration and Development Corporation. The one year agreement allowed for a complete geological, geophysical and engineering evaluation of two areas, totaling about two million acres, within the Sichuan Basin in China's Sichuan Province. Depending on the results of this study, Anadarko could begin negotiations on a production sharing contract in 1996. The Company has a 100-percent interest in the project, but may take on partners.

JORDAN On March 5, 1996, Anadarko and the Natural Resources Authority of the Hashemite Kingdom of Jordan signed a PSA. The agreement will be presented to the Parliament for final approval. The PSA covers approximately 4.2 million acres and the Company has committed to spend at least $5 million during the first two and one-half years of the exploration period. Anadarko plans to drill one stratigraphic test well during 1996 to look for signs of a working petroleum system. The Company has a 100-percent interest in the project, but may take on partners.

CANADA During 1994, Anadarko sold all of its interests in Canada in four separate transactions. Proved Canadian reserves at the end of 1993 were about 10 MMEEBs, which was less than three percent of Anadarko's total proved reserves. Proceeds from the sales were about $58 million.

PROPERTIES AND ACTIVITIES -- UNITED STATES -- OFFSHORE

ACREAGE At year-end 1995, Anadarko owned an average 48 percent working interest in 103 lease blocks and held 47,000 net acres in developed properties and 190,000 net acres in undeveloped properties offshore.
     The accompanying map illustrates the Company's exploratory and development net acres, number of producing net wells and other data relevant to its offshore properties.

                    OFFSHORE MAP (GRAPHIC MATERIAL OMITTED)


                                         NET                 NET                   NET
                                      DEVELOPED          UNDEVELOPED            PRODUCING
                                        ACRES               ACRES                 WELLS
                                     -----------        -------------          -----------
OFFSHORE:
  United States
     Florida                                 --            39,826                   --
     Louisiana                           18,965           143,845                   22
     Mississippi                             --             2,194                   --
     Texas                               27,719             4,241                   22

OFFSHORE EXPLORATION Anadarko is active in exploration projects in both the conventional and sub-salt plays in the Gulf of Mexico.
     In 1995, Anadarko conducted extensive data analysis on its list of 20 sub-salt prospects located on 40 lease blocks. The Company invested about $8 million on seismic analysis and both upgraded and downgraded prospects based on new information. In December 1995, three sub-salt prospects were spudded in the Gulf of Mexico. The wells include: Alexandrite, located at Ship Shoal South Addition 337/338, Phillips (operator) Petroleum Company (Phillips) and Anadarko each hold a 37.5-percent working interest, Amoco holds a 25-percent interest; Agate, located at Ship Shoal South Addition 361, Phillips (operator) and Anadarko each hold a 50-percent working interest; Monazite, located at Vermilion South Addition 357/375/376, Anadarko (operator), Broken Hill Proprietary and Phillips each hold a 33.33-percent working interest. In the first quarter of 1996, Anadarko and partners Louisiana Land & Exploration (operator) and Agip spudded a sub-salt exploration well at South Timbalier South Addition 231. Results from these exploration prospects should be known in mid-1996. The Company expects to drill two additional sub-salt prospects in 1996 and continue evaluation of its prospects.
     In 1994, the Company drilled two sub-salt exploration wells in the Gulf of Mexico. In July, Anadarko and partner Phillips (operator) announced results from the Teak exploratory well, located on South Timbalier South Addition 260. The discovery well tested more than 4,400 BOPD and 7.7 MMcf/d of gas from several zones. The discovery was further analyzed in 1995 and the partners may drill a delineation well in late 1996 or early 1997. Phillips and Anadarko each have a 50-percent working interest in the well. The Mesquite exploratory well, located at Vermilion 349, was plugged and abandoned in June 1994 after finding no commercial hydrocarbons. Anadarko (operator) and Phillips each have a 50-percent working interest in the well.
     In March 1994, Anadarko invested $72 million (net) as high bidder on 26 offshore lease blocks at the Minerals Management Service Offshore Lease Sale No.
147. All but two of the blocks were related to sub-salt exploration projects. These blocks were studied extensively in 1995 to determine the location of the three sub-salt wells that are currently drilling and the wells in the 1996 drilling program.
     The Company's three conventional exploration wells in the Gulf of Mexico in 1995 were dry holes.

OFFSHORE DEVELOPMENT In 1995, the Company's largest offshore development venture was the Mahogany project, located at Ship Shoal 349/359, about 80 miles off the coast of Louisiana. In April 1995, Phillips (operator), Anadarko and Amoco declared the Field commercial, making this the industry's first commercial sub-salt oil development. Fabrication of the production platform is underway at Aker-Gulf Marine on the Texas Gulf Coast. The platform will be capable of processing 45,000 BOPD and 100 MMcf/d of gas and is scheduled for installation in the third quarter of 1996. Production is expected to commence in late 1996 and pipelines are currently being installed that will be capable of connecting the platform to multiple interstate pipelines. Since the Field was discovered in September 1993, the partners have drilled two successful delineation wells at Mahogany. A third delineation well -- Mahogany No. 4 -- was drilling when this report was released for printing. Phillips and Anadarko each own a 37.5-percent working interest in the project. Amoco holds a 25-percent working interest.
     In 1995, Anadarko participated in four successful development wells in the Gulf of Mexico. The wells were completed and hooked to existing infrastructure for production. Additional development work continued in 1995 on the four blocks in the Matagorda Island Field, initially discovered in 1980. In 1995, Anadarko's net production from the Matagorda Island Field averaged 72 MMcf/d of gas (gross) and 800 BCPD. Anadarko has a 37.5 percent working interest in this Field.
     Anadarko's offshore gas production volumes increased in 1995 as a result of two production platforms installed in the Gulf of Mexico in late 1994. A platform was installed in August 1994 at High Island A-376, located 150 miles offshore Louisiana. Net production from the High Island 376 Field in 1995 averaged 635 BOPD and 5.6 MMcf/d of gas. Anadarko is operator with a 33.8-percent working interest. Production from the second platform, located at East Cameron 157, averaged 46 MMcf/d of gas and 900 BCPD. Production from the platform commenced in the second quarter of 1995. Anadarko is operator and has a 100 percent working interest.

PROPERTIES AND ACTIVITIES -- UNITED STATES -- ONSHORE

ACREAGE Approximately 51 percent of the Company's 1,975,000 gross (578,000 net) onshore undeveloped acres in the United States at year-end 1995 lie within three producing provinces: the Anadarko Basin of Kansas and Oklahoma, the Gulf Coast region and the Permian Basin of West Texas. In addition, the Company has 172,000 gross (29,000 net) undeveloped acres onshore in Alaska. As of December 31, 1995, approximately 96 percent of the Company's 1,830,000 gross (842,000 net) developed acres onshore in the United States are located within these same provinces.
     The accompanying map illustrates by state Anadarko's developed and undeveloped net acres, number of producing net wells and other data relevant to its onshore oil and gas operations in the United States.

HUGOTON Anadarko's single largest asset is its reserves in the Kansas Hugoton Field, a shallow natural gas field. In 1995, Anadarko drilled 24 wells in this Field. Currently, Anadarko owns 354,700 net lease acres in the Field with 766 producing natural gas wells. Anadarko's net production from the Field averaged 141 MMcf/d in 1995.
     Anadarko's operations in this area have improved through acquisitions, property exchanges and development drilling. Recovery of reserves in the deeper oil fields is enhanced through waterflood operations. The Company has been active in waterflood operations for more than 30 years.

PERMIAN BASIN About half of the Company's oil production comes from the Permian Basin of West Texas and eastern New Mexico where the Company's major focus is waterflood operations. Anadarko has been acquiring properties to complement and enhance operations in this area. In the Permian Basin, Anadarko holds 140,000 net lease acres and operates 2,126 active wells. The Company's oil production from the Permian Basin in 1995 was 11,500 BOPD, up slightly from about 11,000 BOPD in 1994. Production in 1996 is expected to decrease slightly due to property sales in 1995.

GOLDEN TREND In central Oklahoma's Golden Trend area, Anadarko owns interest in 245 wells, of which 166 are Company-operated. Anadarko holds about 18,500 (net) undeveloped lease acres and 16,300 (net) developed lease acres in the area. In 1995, the Company's activity in this area decreased due to lower gas prices. The Company drilled eight wells in the area in 1995. Gas production from the Golden Trend area was 19 MMcf/d of gas in 1995, a decrease of 17 percent from 1994. In 1995, oil production was 560 BOPD, a decrease of 20 percent compared to 1994.

ALASKA Anadarko has maintained an active oil exploration effort on the North Slope of Alaska since 1992. Anadarko, ARCO Alaska (operator) and Union Texas Petroleum drilled two wells and three sidetracks in the first quarter of 1995 in the Colville River Delta, west of Prudhoe Bay. Encouraged by the results of these wells, the partners are planning to drill up to six delineation wells in this area in 1996. The results of this drilling program and a new seismic acquisition program currently being conducted will be used to determine the field's commerciality. The partners are currently working to reduce drilling and field development costs -- two factors that could help make this play commercial. Anadarko owns a 22-percent working interest in this project.

COAL-BED METHANE Since 1989, the Company has been exploring coal-bed methane acreage in Colorado, Wyoming and Utah. In 1995, the Company drilled one exploratory well in the Grimes Wash Field, located in Emory County, Utah. Anadarko is planning to drill three development wells in the Grimes Wash Field in 1996. In August 1994, Anadarko acquired 24 producing coal-bed methane wells, a gas pipeline and 16,300 gross acres in Carbon County, Utah, from Pacific Gas and Electric Resources. Known as the Castlegate Field, the wells are near Price, Utah. At the time of the purchase, the wells were producing 1.4 MMcf/d gas. The wells are dewatering and production has increased about 110 percent to 3 MMcf/d of gas. The Company is planning to drill one development well in this Field in 1996. The Company operates another coal-bed methane pilot study in the Helper Field, also in Utah.

YEGUA During 1995, Anadarko drilled two wells in the Texas Gulf Coast's Yegua play where the Company holds 90,000 gross lease acres. Since entering the play in 1991, the Company has drilled or participated in 20 wildcat wells and five development wells. In 1995, the Company shot its first onshore exploration three-dimensional seismic to help determine locations for future exploration and development wells. Net production from the Yegua play was 5.2 MMcf/d of gas and 161 BCPD in 1995.

GEOTHERMAL Anadarko has maintained an active interest in geothermal energy for the past 10 years. The Company has been working to develop a commercial geothermal electric power generation project at the site of its Pueblo Valley discovery in southeastern Oregon. In April 1995, Anadarko signed a Memorandum of Understanding with Portland General Electric for a power sales agreement. At the time this report was printed, Anadarko was evaluating future action regarding this project.
     In June 1995, the prospect at Salt Wells, Nevada was dropped due to the lack of a market for geothermal power in Nevada. One production well and several observation wells were plugged and abandoned. The Glass Mountain prospect in California is being held pending development of a market.
     Anadarko's geothermal leasehold at year-end 1995 was 166,500 net acres. The Company recorded a charge of $2.0 million in the fourth quarter of 1995 associated with these activities.

GAS GATHERING SYSTEMS Anadarko owns and operates five gas gathering systems in the nation's mid-continent area: the Antioch Gathering System in the Southwest Antioch Field of Oklahoma; the Hemphill Gathering System, located in Hemphill County, Texas; the Hugoton Gathering System in southwest Kansas; the Cimarron River System (CRS) in southwest Kansas; and the Sneed System in the West Panhandle Field of Texas.
     In late 1994, Anadarko signed agreements with Panhandle Eastern Pipe Line Company (PEPL), a subsidiary of PanEnergy Corporation, to acquire two separate natural gas gathering systems in the Liberal, Kansas, area. The Company acquired the CRS system in October 1994. The Company acquired the PEPL gathering assets in March 1996. The purchase price of these two systems is about $34 million. In December 1995, the Federal Energy Regulatory Commission (FERC) approved Anadarko Gathering Company's acquisition of the PEPL assets and determined that they will not be subject to FERC jurisdiction. These acquisitions triple the Company's gas gathering capability. In addition to these systems, Anadarko owns interests in 10 other smaller systems. Including the 1996 acquisition, these 16 systems have approximately 2,100 miles of pipeline connecting nearly 1,900 wells and over 480 MMcf/d of gas gathering capability.

                     ONSHORE MAP (GRAPHIC MATERIAL OMITTED)

                                           NET                 NET                   NET
                                        DEVELOPED          UNDEVELOPED            PRODUCING
                                          ACRES               ACRES                 WELLS
                                        ---------          -----------            ---------
ONSHORE:
  United States
    Alaska*                                  --               28,777                   --
    Colorado                             18,393               40,038                    2
    Kansas*                             366,999               65,650                1,435
    Louisiana                               699                   47                    6
    Mississippi                             223               61,293                   --
    Montana                               1,996                  330                   --
    Nebraska                                273                  319                   --
    Nevada                                   --              147,070                   --
    New Mexico                           19,999                2,762                   65
    North Dakota                             40                   80                   --
    Oklahoma*                           225,662               35,469                  833
    Texas*                              183,909               85,021                1,677
    Utah*                                11,663               75,219                   32
    Wyoming                              12,175               35,888                   28

  United States -- Geothermal
    California                               --              113,518                   --
    Nevada                                   --                5,143                   --
    Oregon                                   --               47,867                   --


OFFICE LOCATIONS:
  United States
    Houston, Texas
    Midland, Texas
    Oklahoma City, Oklahoma
    Liberal, Kansas
    Santa Rosa, California

---------------

* Drilling activities were conducted in these areas in 1995.

GAS PROCESSING PLANTS Anadarko owns and operates two gas processing plants and has interests in five other plants. Most of these plants are located within the Company's major areas of gas production. In 1994, the Company sold its interests in six plants and closed four plants. In most cases, the Company was able to arrange to have the gas processed more efficiently in third-party processing facilities. The Company-operated plants are integrated with the gas gathering systems described previously.
     The following table sets forth the average daily gas throughput and NGLs production for the three years ended December 31, 1995. The NGLs production shown in the table below includes production from Company processing as well as third party processing.

                                                                  THROUGHPUT AND PRODUCTION
                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ----------------------------------
                                                              1995           1994          1993
                                                              -----         ------        ------
Gas throughput (MMcf/d)                                          64             80            98
NGLs production (Barrels per day)                             9,530          6,900         7,040

WATER SUPPLY SYSTEM In October 1995, Anadarko purchased the West Texas Water Supply System (WTWS) and the Great Plains Water System (GPWS) in a combined transaction for $9.5 million. The WTWS supplies brackish water to waterfloods throughout Ector County, Texas. Current throughput is about 150,000 barrels of water per day (BWPD), of which Anadarko purchases 40,000 BWPD. The GPWS provides fresh water to waterfloods, gas plants and municipalities in Andrews and Ector Counties. Since Anadarko purchases minimal volumes from GPWS, the Company sold its interest for $2.8 million in February 1996.

DRILLING PROGRAMS

     The Company's 1995 drilling program again focused on known oil and gas provinces onshore in North America, as well as offshore in the Gulf of Mexico. Onshore activity was concentrated in Kansas, Oklahoma, the Texas Panhandle and the Permian Basin of west Texas. Exploration activity consisted of two wells onshore in the United States, seven wells offshore United States, five wells in Algeria and three wells in Indonesia. Development activity included 234 wells onshore United States and seven wells offshore United States.

DRILLING STATISTICS

     The following table shows the results of the oil and gas wells drilled and tested:

                                   NET EXPLORATORY                   NET DEVELOPMENT
                            -----------------------------     ------------------------------
                            PRODUCTIVE  DRY HOLES   TOTAL     PRODUCTIVE  DRY HOLES    TOTAL    TOTAL
                            ----------  ---------   -----     ----------  ---------    -----    -----
1995
United States                   2.3         2.9      5.2         159.9       40.1      200.0    205.2
Algeria                         2.0         0.5      2.5           0.0        0.0       0.0      2.5
Indonesia                       1.0         0.0      1.0           0.0        0.0       0.0      1.0
                               ----        ----     ----         -----       ----      -----    -----
Total                           5.3         3.4      8.7         159.9       40.1      200.0    208.7
                               ----        ----     ----         -----       ----      -----    -----
1994
United States                   6.9         8.1     15.0         162.5       16.8      179.3    194.3
Canada                          1.0         1.2      2.2           2.5        0.5       3.0      5.2
Algeria                         2.0         0.8      2.8           0.0        0.0       0.0      2.8
                               ----        ----     ----         -----       ----      -----    -----
Total                           9.9        10.1     20.0         165.0       17.3      182.3    202.3
                               ----        ----     ----         -----       ----      -----    -----
1993
United States                  11.4         6.2     17.6         100.5       10.4      110.9    128.5
Canada                          0.0         1.0      1.0           0.5        3.0       3.5      4.5
Algeria                         0.5         0.5      1.0           0.0        0.0       0.0      1.0
                               ----        ----     ----         -----       ----      -----    -----
Total                          11.9         7.7     19.6         101.0       13.4      114.4    134.0
                               ----        ----     ----         -----       ----      -----    -----

     The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 1995:

                               UNITED STATES         ALGERIA          INDONESIA            TOTAL
                               --------------     -------------     --------------     --------------
                               GROSS     NET      GROSS     NET     GROSS     NET      GROSS     NET
                               -----     ----     -----     ---     -----     ----     -----     ----
WELLS IN THE PROCESS OF
  DRILLING OR ACTIVE
  COMPLETION
  Exploration                     4       1.4       0       0.0       1        0.3        5       1.7
  Development                    17      14.5       0       0.0       0        0.0       17      14.5
WELLS SUSPENDED OR WAITING ON
  COMPLETION
  Exploration                     4       1.6       0       0.0       0        0.0        4       1.6
  Development                    20      14.8       0       0.0       0        0.0       20      14.8

PRODUCTIVE WELLS

     As of December 31, 1995, the Company owned productive wells as follows:

                             UNITED STATES         ALGERIA           INDONESIA             TOTAL
                            ----------------    --------------    ----------------    ----------------
                            GROSS      NET      GROSS     NET     GROSS      NET      GROSS      NET
                            -----     ------    -----     ----    -----     ------    -----     ------
Oil wells*                  4,523      2,247       9         5       2           1    4,534      2,253
Gas wells*                  2,735      1,875       0         0       1           0    2,736      1,875
                            -----     ------    -----     ----    -----     ------    -----     ------
Total                       7,258      4,122       9         5       3           1    7,270      4,128
                            -----     ------    -----     ----    -----     ------    -----     ------
---------------
* Includes wells containing multiple completions
  Oil wells                   74        25.8      --        --      --          --      74        25.8
  Gas wells                  165        71.6      --        --      --          --     165        71.6

REGULATORY AND LEGISLATIVE DEVELOPMENTS

     See "Regulatory and Legislative Developments" under Item 7 of this Form
10-K.

ADDITIONAL FACTORS AFFECTING BUSINESS

     See "Additional Factors Affecting Business" under Item 7 of this Form 10-K.

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

CAPITAL SPENDING

     See "Capital Expenditures, Liquidity and Long-Term Debt" under Item 7 of this Form 10-K.

RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     The Company's ratios of earnings to fixed charges for the years ended December 31, 1995, 1994 and 1993 were 1.24, 2.23 and 2.68, respectively. These ratios were computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rentals.
     During the three years ended December 31, 1995, there were no shares of preferred stock outstanding. Accordingly, the ratio of earnings to combined fixed charges and preferred stock dividends for each of the three years is the same as the ratio of earnings to fixed charges.

ITEM 2.  PROPERTIES

     See information appearing under Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 (NGPA) allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the FERC ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.
     On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. FERC clarified the effective date of its decision by an order dated May 19, 1994. The clarification provided that the June 28, 1988 effective date applies to tax bills rendered after that date, not sales made on or after that date. Based on Anadarko's interpretation of FERC's orders, $700,000 (pre-tax) was charged against income in 1994, in addition to $130,000 (pre-tax) charged against income in 1993. Numerous parties have filed appeals of FERC's action in the D.C. Circuit. Anadarko, together with other natural gas producers, has challenged FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA; and (2) FERC's ruling should, in any event, have been applied prospectively. Other parties have separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly. The Company anticipates a decision in 1996 and is unable to predict the final outcome of this matter.

HERITAGE RESOURCES, INC. LITIGATION Pursuant to an order of the 162nd Judicial District Court for Dallas County, Texas, dated January 29, 1988, requiring all owners of interests in certain properties in Winkler County, Texas, to be joined as parties Plaintiff or parties Defendant, Anadarko has entered, as a party Plaintiff with certain other parties, a suit initially filed against Heritage Resources, Inc. (Heritage) by Tribal Drilling Company. The Plaintiffs, among other things, seek to have Heritage removed as operator of a well in which Plaintiffs own interests. The Defendants have asserted counterclaims against Anadarko and other Plaintiffs alleging that, among other things, the assertions of the Plaintiffs are frivolous and were made in bad faith and the Plaintiffs breached the joint operating agreements. In a companion case tried in Winkler County, Texas, to which Anadarko is not a party, a jury found in favor of certain of the defendants in the Dallas litigation and against some co-working interest owners and Plaintiffs involved in the Dallas litigation. The issues involved in this companion case were virtually identical to those pending in the Dallas County case. An appeal has been taken from the Winkler County judgment and oral arguments were heard at the El Paso Court of Appeals in November 1995. The judgment, even if the appeal is unsuccessful, is not binding on Anadarko because Anadarko was not a party to the Winkler County lawsuit. The trial is scheduled to begin on May 6, 1996. While the outcome of the litigation cannot be predicted, Anadarko's management believes that any recovery on the counterclaims in a material amount is remote.
     The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, the liability with respect to these actions will not have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

                          AGE AT END
          NAME             OF 1996                            POSITION
          ----            ----------                          --------
Robert J. Allison, Jr.        57       Chairman of the Board, President and Chief Executive
                                         Officer
Charles G. Manley             52       Senior Vice President, Administration
Michael E. Rose               49       Senior Vice President, Finance and Chief Financial
                                         Officer
John N. Seitz                 45       Senior Vice President, Exploration
Charles K. Abernathy          53       Vice President, Operations, Offshore
Rex Alman III                 45       Vice President, Operations, U.S. Onshore
James R. Larson               46       Vice President and Controller
Richard A. Lewis              52       Vice President of Human Resources
J. Stephen Martin             40       Vice President and General Counsel
Albert L. Richey              47       Vice President and Treasurer
Richard J. Sharples           49       Vice President, Marketing
Bruce H. Stover               47       Vice President, Acquisitions
William D. Sullivan           40       Vice President, Algeria
A. Paul Taylor, Jr.           47       Vice President, Corporate Communications

     Mr. Allison joined Production in 1973 as Vice President-Operations, was named President in 1976 and was President and Chief Executive Officer from 1979 until 1985 when he assumed the position of President and Chief Executive Officer of Anadarko. Mr. Allison was named Chairman and Chief Executive Officer effective October 1986. In January 1993, he was elected the additional position of President.
     Mr. Manley was employed by Production in 1976 and was Vice President, Administration and Employee Relations, from 1977 until August 1985. He held that position with Anadarko until January 1993 when he was named Senior Vice President, Administration.
     Mr. Rose joined Production as Chief Accountant in January 1978 and became Vice President and Controller in May 1981. He held that position at Anadarko from August 1985 until he was named Vice President, Finance, in October 1986. In January 1993, he was named Senior Vice President, Finance and Chief Financial Officer.
     Mr. Seitz joined Production in 1977 as a Petroleum Geologist. He served as Manager of Exploration and Chief Geologist before becoming General Manager, Exploration, of Anadarko in June 1987. He was named Vice President, Exploration and Production Operations, in October 1989 and Vice President and General Manager, Houston Region, in February 1990. He was named Vice President, Exploration, International/Gulf of Mexico, in January 1992 and Vice President, Exploration in January 1993. He held that position with Anadarko until October 1995 when he was named Senior Vice President of Exploration.
     Mr. Abernathy joined Production in January 1975 as a Senior Petroleum Engineer. He served as the Southern Region's Operations Manager before becoming Manager, Exploration and Production Operations, of Anadarko in June 1987. He was named Vice President, Exploration and Production Operations, in July 1987 and Vice President and General Manager, International, in October 1989. He was named Vice President Operations, International/Offshore, in January 1992 and held that position until October 1995 when he was named Vice President, Operations, Offshore.
     Mr. Alman joined Production in 1976 as an Evaluation Engineer. He served as Manager, Production and Planning, prior to being named Manager, Exploration and Production Operations, in February 1990. He was named Vice President, Exploration and Production Operations, in April 1990 and was named Vice President, Operations, U.S. Onshore, in January 1992. In January 1993, he was named Vice President, Engineering and held that position until he was named Vice President, Operations, U.S. Onshore, in October 1995.
     Mr. Larson was named Vice President and Controller in October 1995. He joined Production in 1983 and has served as the Company's Controller since 1986.

     Mr. Lewis was named Vice President of Human Resources in October 1995. He joined Production in 1985 as Manager of Employee Relations. Prior to Anadarko, Mr. Lewis worked for Murphy Oil Corporation as Manager of Employee Relations.
     Mr. Martin was named Vice President and General Counsel in October 1995. Mr. Martin was employed by Anadarko in June 1987 and was promoted to Senior Attorney in 1989, General Attorney in 1994 and General Counsel in 1995.
     Mr. Richey was named Vice President and Treasurer in October 1995. He joined Anadarko in June 1987 as Manager of Finance and was named Treasurer in July 1987. Prior to Anadarko, Mr. Richey worked at Sandefer Oil and Gas as Vice President and Treasurer from 1983-85.
     Mr. Sharples was employed by Anadarko and named Vice President, Marketing, in March 1993. Prior to coming to Anadarko, he held a vice president's position in marketing with Maxus Energy Corporation from October 1984 until March 1993.
     Mr. Stover joined Anadarko in 1980 as Chief Engineer and was named General Manager, Special Projects in 1987. He assumed the position of President and General Manager, Anadarko Algeria Corporation, in 1989. In January 1993, he was named Vice President, Acquisitions.
     Mr. Sullivan joined the Company in 1981 as Senior Reservoir Engineer. He held several positions in engineering and operations before being named Manager, Acquisitions in 1987. In 1991, he was named Vice President and General Manager, Anadarko China Company. In 1993, he was named Vice President Operations, U. S. Onshore. He held that position with Anadarko until October 1995 when he was named Vice President, Algeria.
     Mr. Taylor was employed by Anadarko in October 1986 as Director, Corporate Communications, and became Vice President, Corporate Communications, in January 1987.
     All officers of Anadarko are elected in April of each year at an organizational meeting of the Board of Directors to hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information on the market price and cash dividends declared per share of common stock is included in the Stockholders' Information in the Annual Report, which is incorporated herein by reference.
     As of December 31, 1995, there were approximately 7,100 direct holders of Anadarko common stock. The following table sets forth the amount of dividends paid on Anadarko common stock during the two years ended December 31, 1995.

                                                First        Second         Third        Fourth
thousands                                      Quarter       Quarter       Quarter       Quarter
                                               -------       -------       -------       -------
1995                                           $4,417        $4,496        $4,501        $4,278
1994                                           $4,403        $4,408        $4,411        $4,413

     The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.
     For additional information, see "Dividends" under Item 7 and Note 7 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     See "Summary Financial Data" in the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

OVERVIEW Anadarko's net income and revenues declined significantly in 1995 compared to 1994 due primarily to lower prices for natural gas and lower production volumes of crude oil following sales of producing properties in 1994 and normal depletion. Over the past three years, revenues have declined by about 10 percent and net income (before cumulative effect of changes in accounting principles) has declined by about 47 percent for the same reasons. These declines were partially offset by modestly lower levels of costs and expenses over the past three years.

NET INCOME AND REVENUES Anadarko's net income for 1995 was $21.0 million (36 cents per share). This compares to Anadarko's 1994 net income (after a special charge) of $41.1 million (70 cents per share). The significant decline in earnings is due to weak gas prices throughout the first nine months of 1995 and lower oil production volumes due to property sales in 1994. In 1993, Anadarko's net income before the cumulative effect of changes in accounting principles was $40.0 million (70 cents per share). Including the cumulative effect of two accounting changes, Anadarko's net income for 1993 was $117.4 million ($2.05 per share).
     Revenues for 1995 were $434.0 million, a decrease of 10 percent compared to both 1994 revenues of $482.5 and 1993 revenues of $482.0 million. Revenues in 1994 were slightly above 1993 revenues and reflected record production and sales volumes for natural gas, crude oil, condensate and natural gas liquids (NGLs), offset by lower prices.
     The Company's 1994 net income was impacted by the sale for $58 million of the Company's wholly-owned subsidiary, Anadarko Petroleum of Canada Ltd. Stated without the effect of a special charge of $6.6 million (after taxes) related to the sale, 1994 net income was $47.7 million (81 cents per share). The charge is primarily due to foreign currency translation losses that had been incurred over the life of the investment and previously accounted for on the Company's balance sheet.
     During 1993, Anadarko's net income was affected by the items discussed below.
     (1) Implementation in the first quarter of Statement of Financial Accounting Standards (SFAS) No. 106 which required a change in accounting for postretirement benefits other than pensions. The Company recognized the cumulative transition obligation as of January 1, 1993, which resulted in a decrease to net income of $9.7 million (17 cents per share).
     (2) Implementation in the first quarter of SFAS No. 109 which changed the accounting method for deferred income taxes and increased Anadarko's net income by $87.1 million ($1.52 per share).
     (3) SFAS No. 109 also requires that the effect on existing deferred tax liabilities of any change in income tax rates must be recognized in income during the period in which the change in tax rates is enacted. In August 1993, Congress enacted the Omnibus Budget Reconciliation Act of 1993, which raised the top corporate income tax rate from 34 to 35 percent. As a result, Anadarko recorded a decrease in net income of $11.2 million (20 cents per share) in the third quarter of 1993.

                            SELECTED FINANCIAL DATA

                millions except per share amounts                   1995       1994       1993
                                                                   ------     ------     ------
Revenues                                                           $434.0     $482.5     $482.0
Costs and expenses                                                  369.5      388.2      377.9
Interest expense                                                     36.4       26.1       29.4
Net income                                                           21.0       41.1       40.0*
Earnings per share                                                 $ 0.36     $ 0.70     $ 0.70*

---------------
*Excludes the cumulative effect of changes in accounting principles.

COSTS AND EXPENSES Over the past three years, Anadarko's expense levels have declined slightly due to constant attention and focus on cost controls, cost savings plans and application of new technology to field production operations. In 1995, Anadarko's costs and expenses decreased five percent to $369.5 million compared to 1994 costs and expenses of $388.2 million. The decrease was a result of several factors:
     (1) Operating expenses decreased $4.4 million (four percent) due primarily to lower oil and gas operating expenses.

     (2) Depreciation, depletion and amortization (DD&A) expense decreased $8.1 million (five percent) due to a two percent decrease in gas production volumes and a 10 percent decrease in crude oil production partly due to property sales in late 1994. In addition, the DD&A rate decreased four percent due to additional reserves booked during the year.
     (3) Administrative and general expenses were down $1.7 million (three percent) due to increases in overhead capitalized and amounts charged to other working interest partners.
     (4) Other taxes decreased $4.1 million due primarily to lower natural gas prices and lower production volumes, which resulted in lower production and severance taxes.
     (5) Provisions for impairments of geothermal and international properties decreased $0.5 million (16 percent). These impairments in 1995 primarily reflect costs associated with geothermal exploration in the United States and the review and study of potential exploration projects in several foreign countries, which the Company has elected not to pursue.
     The Company's 1994 costs and expenses of $388.2 million increased three percent over 1993 costs and expenses of $377.9 million. There were several reasons:
     (1) Operating expenses increased $5.8 million (six percent) due primarily to higher oil and gas operating expenses and gas purchased expense;
     (2) DD&A expense was up $5.1 million (three percent) due to a nine percent increase in gas production volumes and a five percent increase in crude oil and condensate production volumes; the increase was partially offset by a four percent decline in the DD&A rate due to additional reserves booked during the year; and,
     (3) Administrative and general expenses were up $3.8 million (seven percent) primarily due to costs associated with salaries and benefits, as well as related administrative costs.
     These factors were partly offset by lower provisions for impairments of international and geothermal properties in 1994 of $3.1 million compared to $7.0 million in 1993.

                               COSTS AND EXPENSES

millions                                                            1995       1994       1993
                                                                   ------     ------     ------
Operating expenses                                                 $105.8     $110.2     $104.3
Administrative and general                                           59.5       61.1       57.4
DD&A                                                                164.7      172.8      167.7
Other taxes                                                          36.9       41.0       41.5
Provisions for impairments                                            2.6        3.1        7.0
                                                                   ------     ------     ------
Total                                                              $369.5     $388.2     $377.9
                                                                   ------     ------     ------

INTEREST EXPENSE Anadarko's interest expense has increased by 24 percent over the past three years due primarily to higher levels of borrowings for producing property acquisitions and capital expenditures. Interest expense was $36.4 million in 1995, up 39 percent compared to $26.1 million in 1994 and up 24 percent compared to $29.4 million in 1993. Interest expense in 1995 increased primarily due to higher average borrowings and interest rates in 1995. Interest expense benefitted in 1994 from an option sold for an interest rate swap agreement that was not exercised by the purchaser; and, as a result the Company reduced interest expense in the fourth quarter of 1994 by $2.6 million. Excluding this reduction, gross interest expense in 1995 was $52.6 million compared to $44.2 million in 1994 and $38.0 million in 1993. The increase in gross interest expense in 1994 compared to 1993 is primarily due to higher average borrowings and interest rates. During the period 1993-95, increased interest expense has been partly offset by higher capitalized interest due to increases in excluded costs offshore in the Gulf of Mexico and in Algeria. See Liquidity and Long-term Debt.

                                INTEREST EXPENSE

millions                                                             1995       1994      1993
                                                                    ------     ------     -----
Gross interest expense                                              $ 52.6     $ 44.2     $38.0
Interest rate swap agreement                                            --       (2.6)       --
Capitalized interest                                                 (16.2)     (15.5)     (8.6)
                                                                    ------     ------     -----
Net interest expense                                                $ 36.4     $ 26.1     $29.4
                                                                    ------     ------     -----

ANALYSIS OF VOLUMES AND PRICES

NATURAL GAS In 1995, Anadarko's natural gas production was 171.7 billion cubic feet (Bcf) or 471 million cubic feet per day (MMcf/d) of gas. The 1995 natural gas production was down two percent compared to 1994 gas production of 175.8 Bcf or 482 MMcf/d. The 1994 production was up nine percent over natural gas production of 161.9 Bcf or 444 MMcf/d in 1993. The decline in gas production in 1995 is due primarily to sales of producing properties in late 1994 and 1995 and natural decline. The increase in gas production from 1993 to 1994 stems primarily from higher production allowables in the Hugoton Field of Kansas and the West Panhandle Field of Texas. Anadarko's average U.S. gas price in 1995 was $1.42 per thousand cubic feet (Mcf), down 17 percent from $1.72 per Mcf in 1994 and down 26 percent from $1.92 per Mcf in 1993. In addition to sales of Anadarko gas, the Company also marketed 109 Bcf of third-party gas in 1995 compared to 84 Bcf in 1994 and 82 Bcf in 1993. The significant increase in third-party sales is a key marketing strategy for the Company.
     Historically, natural gas sales markets have been highly seasonal because of the increase in residential heating demand during the winter. As a result, Anadarko's natural gas prices and production volumes and, therefore, financial results have traditionally been stronger in the first and fourth quarters. However, this market trend abruptly changed in 1992 -- prices were lowest in the winter and highest in late summer; and it changed again in 1993. The gas price weakness that began in late 1994 continued until mid-December 1995, when a surge in heating demand caused by extreme winter conditions sent gas prices rocketing to some of the highest levels seen in nearly 20 years. However, a "decoupling" of the market caused large variances in prices along the Gulf Coast and the mid-continent.
     This experience shows no one can predict the precise movement of U.S. natural gas prices. In view of this, Anadarko has developed marketing strategies to help manage production and sales volumes and cope with the price volatility that is likely to continue. See Marketing Strategies -- Use of Derivatives.

              QUARTERLY NATURAL GAS VOLUMES AND U.S. AVERAGE PRICES

                                                                      1995      1994      1993
                                                                      -----     -----     -----
FIRST QUARTER
  Bcf                                                                  41.3      48.2      46.8
  MMcf/d                                                                459       536       520
  Price per Mcf                                                       $1.30     $2.03     $1.73
SECOND QUARTER
  Bcf                                                                  43.5      43.0      34.8
  MMcf/d                                                                479       472       382
  Price per Mcf                                                       $1.46     $1.74     $2.05
THIRD QUARTER
  Bcf                                                                  42.3      40.9      35.7
  MMcf/d                                                                460       445       388
  Price per Mcf                                                       $1.27     $1.59     $1.94
FOURTH QUARTER
  Bcf                                                                  44.5      43.7      44.6
  MMcf/d                                                                484       475       485
  Price per Mcf                                                       $1.64     $1.47     $1.97

---------------
Mcf -- thousand cubic feet
MMcf/d -- million cubic feet per day
Bcf -- billion cubic feet

CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS Anadarko's crude oil and condensate production was 7.4 million barrels (MMBbls), or 20 MBbls/d in 1995, down 10 percent from 8.3 MMBbls, or 23 MBbls/d in 1994 and down six percent compared to 1993 oil and condensate production. The decrease in oil production is due primarily to property sales in 1994 and 1995 and normal production declines associated with oil fields.
     Anadarko's average U.S. crude oil price for 1995 was $16.52 per barrel, up 10 percent compared to $15.06 per barrel in 1994 and up one percent compared to 1993. Crude oil prices improved even more in late

1995 in response to seasonal demand for heating oils; the Company's crude oil price averaged about $17 per barrel in January 1996. Anadarko believes stronger prices may continue in 1996; however, oil prices can be expected to drop sharply -- for a brief period -- if Iraq resumes production.
     Generally, the Company's oil production is sold on a monthly basis as it is produced. Production of oil is usually not affected by seasonal swings in demand or in market prices.
     The Company's NGLs sales volumes in 1995 were 3.6 MMBbls, an increase of two percent compared to 1994 volumes of 3.5 MMBbls and up eight percent over 1993 NGL sales. The 1995 average price of 31 cents per gallon was 11 percent higher than the 1994 average price of 28 cents per gallon and about three percent higher than the 1993 average price. The slight increase in NGLs volumes was due primarily to processing contracts entered into in 1995 that provided better economic terms for gas processed in southwest Kansas and offshore Texas, which was offset partially by the Company's decreased gas production. Total NGLs sales in 1995 reflect the closing of several plants and the sale of some producing properties in 1994.

                     ANNUAL VOLUMES AND U.S. AVERAGE PRICES

                                                                1995         1994         1993
                                                               ------       ------       -------
NATURAL GAS (BCF)                                               171.7        175.8         161.9
  MMcf/d                                                          471          482           444
  Price per Mcf                                                $ 1.42       $ 1.72         $1.92
CRUDE OIL AND CONDENSATE (MBBLS)                                7,435        8,303         7,910
  MBbls/d                                                          20           23            22
  Price per barrel                                             $16.52       $15.06        $16.35
NATURAL GAS LIQUIDS (MBBLS)                                     3,580        3,512         3,320
  Price per gallon                                             $ 0.31       $ 0.28         $0.30

MARKETING STRATEGIES

NATURAL GAS The domestic natural gas market has grown significantly throughout the last 10 years and continued growth appears likely. One industry group has forecast a five percent growth rate in 1996. The Company's excellent portfolio of exploration and development prospects will position Anadarko to continue to participate in this growth.
     Over the past four years, Anadarko's wholly-owned marketing subsidiary -- Anadarko Trading Company (ATC) -- has evolved into a full-service marketing company offering supply assurance, competitive pricing and tailored services to its customers. Most of the Company's gas production is sold through ATC. A key strategy has been the sale of third-party gas into the Company's market areas which has increased dramatically over the past three years. ATC's third-party gas sales have increased 88 percent since 1992.
     ATC sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. ATC has expanded its marketing capabilities to move larger volumes of gas into and out of the "daily" gas market to take advantage of any price volatility. Included in this strategy is expanded use of leased natural gas storage facilities. In addition, various hedging strategies are sometimes utilized to better manage price risk associated with natural gas sales. See Use of Derivatives.

CRUDE OIL AND CONDENSATE Currently, all of the Company's crude oil production is domestic and the majority is sold on 30-day "evergreen" contracts with prices based on postings plus a premium. The Company's exploration success in Algeria, and the ongoing development of five discoveries there since 1993, could significantly impact Anadarko's production volumes of crude oil and condensate in 1997 and beyond. As these discoveries are brought on-line, Anadarko will begin marketing oil worldwide. See "Properties and Activities -- International -- Algeria" under Item 1 of this Form 10-K and Use of Derivatives.

GAS GATHERING SYSTEMS AND PROCESSING PLANTS Anadarko's investment in gas gathering operations allows the Company to better manage its gas production, improve ultimate recovery of reserves, enhance the value of reserves and expand marketing opportunities. The Company has invested about $76 million to build or acquire gas gathering systems and gas processing plants from 1988 to 1995. Anadarko owned interests in 15 gas gathering systems and seven gas processing plants in core producing areas at year-end 1995.

     In October 1994, Anadarko signed agreements to acquire two natural gas gathering systems in the Kansas Hugoton Field from Panhandle Eastern Pipe Line Company (PEPL), a subsidiary of PanEnergy Corporation, for a purchase price of $34 million. The purchase of the intrastate Cimarron River System (CRS) was completed that month for $2 million and Anadarko took over operation of the system. Purchase of the second system, a portion of the PEPL gathering assets (the PEPL System), closed March 1, 1996 for about $32 million. This system will not be subject to Federal Energy Regulatory Commission (FERC) jurisdiction. Purchase of these two gathering systems tripled the Company's overall gas gathering capability to over 480 MMcf/d -- and the systems serve approximately 1,900 wells. Approximately 75 percent of the gas flowing through these systems is from Anadarko-operated wells. Anadarko plans to invest an additional $15 million in 1996 to lower line pressure and increase deliverability from these systems.
     Anadarko plans to invest an additional $50 million on enhancing the CRS and PEPL systems over the next several years and improve access to multiple pipeline market hubs. In 1995, the Company built the Moscow compressor station on a portion of the PEPL system in Stevens County, Kansas. Anadarko invested $2.2 million to install 3,800 horsepower of compression, lowering the line pressure from about 50 pounds per square inch (psi) to less than 10 psi, increasing total production by 2.2 MMcf/d of gas. Anadarko also began construction of the Breech compressor station in Stevens County, Kansas. Also located on the new HUGS system, the station will connect 60 Company-operated wells. Line pressure will be lowered an average 20 psi and should increase production by 4 MMcf/d. On both new systems listed above, existing horsepower owned by Anadarko was installed, significantly decreasing the costs associated with these systems. In 1996, Anadarko plans to install five compressor stations related to the CRS and PEPL systems, adding about 6,000 horsepower of compression, combined.
     Anadarko remains active in the NGLs business, primarily as a result of its gas gathering and processing operations. The Company generally sells NGLs on a monthly basis as they are produced. However, some NGLs are held in inventory for sale at a later date. Anadarko generally markets NGLs under short-term contracts. Anadarko had 66,600 barrels of NGLs in inventory at the end of 1995 compared to 89,000 barrels at the end of 1994.

USE OF DERIVATIVES Anadarko uses derivative financial instruments to limit exposure to changes in the market price of natural gas and crude oil for the Company and to provide methods to fix the price for natural gas independently of the physical purchase or sale. Derivative instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. While financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil. As a result, gains and losses on financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses are recognized in revenues for the periods to which the financial instruments relate. Anadarko's financial instruments currently are comprised of futures, swaps and options. See Note 6 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

OPERATING RESULTS

     In 1995, Anadarko elected to defer drilling opportunities on some gas projects offshore. Capital investments for exploration and development activities decreased to $195 million compared to $325 million in 1994 and $175 million in 1993. The largest area of decrease in 1995 (and the largest area of increase in 1994) was acquisition of lease acreage. Spending for exploration amounted to 30 percent of the Company's total capital expenditures budget in 1995. The 1994 spending included $72 million for exploratory leases offshore in the Gulf of Mexico.

DRILLING ACTIVITY During 1995, Anadarko participated in a total of 258 wells, including 114 oil wells, 98 gas wells and 46 dry holes. This compares to 281 wells (147 oil wells, 95 gas wells and 39 dry holes) in 1994 and 219 wells (131 oil wells, 55 gas wells and 33 dry holes) in 1993.
     During 1995, the Company made several significant well completions in its exploration and development drilling program which are discussed in the narrative descriptions under "International Operations" and

"Domestic Operations" in the Annual Report to Stockholders, incorporated herein by reference, and "Properties and Activities" under Item 1 of this Form 10-K.

                           DRILLING PROGRAM ACTIVITY

                                                                GAS       OIL       DRY      TOTAL
                                                               -----     -----     -----     ------
1995 EXPLORATORY
       Gross                                                       3         9         5         17
       Net                                                       1.7       3.6       3.4        8.7
1995 DEVELOPMENT
       Gross                                                      95       105        41        241
       Net                                                      72.6      87.3      40.1      200.0
1994 EXPLORATORY
       Gross                                                       9         6        17         32
       Net                                                       7.1       2.8      10.1       20.0
1994 DEVELOPMENT
       Gross                                                      86       141        22        249
       Net                                                      70.8      94.2      17.3      182.3

---------------
Gross: total wells in which there was participation.
Net: working interest ownership

RESERVE REPLACEMENT Drilling activity is not a true measure of success for an exploration and production company. Anadarko focuses on growth and profitability as the best measures of success. Reserve replacement is the key to growth for an exploration and production company. Anadarko also believes future profitability depends on the cost of finding oil and gas reserves. The Company's performance in both areas is excellent. For the 14th consecutive year, Anadarko more than replaced annual production volumes with proved reserves of natural gas, crude oil, condensate and NGLs, stated on an energy equivalent barrel (EEB) basis.
     During 1995, Anadarko's worldwide reserve replacement was 226 percent of total production. Production in 1995 was 39.6 million energy equivalent barrels (MMEEBs). In 1995, the Company replaced 104 percent of its production volumes with U.S. reserves. Based on the results of successful exploration and development drilling operations during the year, Anadarko's net proved reserves in Algeria were increased from 44 MMBbls at the end of 1994 to 92.5 MMBbls at the end of 1995, an increase of 110 percent. By comparison, the Company's worldwide reserve replacement was 308 percent of total production of 41.0 MMEEBs in 1994 and 162 percent of total production of 37.5 MMEEBs in 1993.
     During 1995, the Company replaced 212 percent of total production through exploration and development drilling and improved recovery operations. By comparison, these drilling categories replaced 253 percent of production in 1994 and 151 percent of production in 1993. In 1995, acquisitions, including purchases and trades, added 9.8 MMEEBs compared to 14.6 MMEEBs in 1994 and 5.7 MMEEBs in 1993. In addition, Anadarko sold 11.9 MMEEBs of reserves in 1995. See Acquisitions and Divestitures.
     Anadarko's natural gas reserve replacement in 1995 was 58 percent of total production compared with 122 percent of total production in 1994 and 192 percent in 1993. The Company replaced 664 percent of its crude oil, condensate and NGLs production in 1995 compared to 773 percent in 1994 and 83 percent in 1993.
     Anadarko continues to increase its reserves of crude oil and natural gas while the nation's energy reserves are steadily declining. The Company's U.S. reserve replacement for the five-year period 1991-95 was 175 percent of production. By comparison, the most recent published U.S. industry average (1990-94) was 83 percent. (Source: Department of Energy.) Anadarko's U.S. reserve replacement performance for the same period 1990-94 was 179 percent of production. Industry data for 1995 are not yet available.

COST OF FINDING For 1995, Anadarko's worldwide finding cost for proved reserves was $2.74 per EEB compared to $2.76 per EEB in 1994 and to $4.07 per EEB in 1993. The Company's worldwide finding costs were lower in 1995 and 1994 due to the success of the Algerian exploration program. Anadarko's U.S. finding cost for 1995 was $4.26 per EEB compared to $3.57 per EEB in 1994 and $3.55 per EEB in 1993.

     Cost of finding results in any one year can be misleading due to the long lead times associated with exploration and development. A better measure of cost of finding performance is over a five-year period. Anadarko has consistently outperformed the industry in average finding costs. For the period 1991-95, Anadarko's U.S. cost of finding was $3.74 per EEB. Anadarko's worldwide finding cost for the same five-year period was $3.39 per EEB. Industry data for 1995 are not yet available. For comparison purposes, the most recent published five-year average (1990-94) for the industry shows U.S. average cost of finding was $4.97 per EEB and worldwide cost of finding was $5.13 per EEB. (Source: Arthur Andersen & Co, SC) For the same period, Anadarko's U.S. finding cost was $3.80 per EEB and worldwide finding cost was $3.78 per EEB.

PROVED RESERVES At the end of 1995, Anadarko's proved reserves were 526.3 MMEEBs compared to 476.4 MMEEBs at year-end 1994 and 391.1 MMEEBs at year-end 1993. Reserves increased by 10 percent in 1995 compared to 1994, due to exploration and development drilling, improved recovery and acquisitions. Anadarko's proved reserves have grown by 43 percent over the past three years, primarily as a result of successful exploration projects in the Gulf of Mexico and Algeria, as well as successful exploitation and development drilling programs in major domestic fields onshore and offshore.
     The Company's proved natural gas reserves at year-end 1995 were 1.84 trillion cubic feet (Tcf) compared to 1.91 Tcf at year-end 1994 and 1.88 Tcf at year-end 1993. Anadarko's crude oil, condensate and NGLs reserves at year-end 1995 were 219.2 MMBbls. This compares to reserves of 157.4 MMBbls at year-end 1994 and 78.5 MMBbls at year-end 1993. Crude oil, condensate and NGLs reserves now comprise 42 percent of the Company's proved reserves compared to about 34 percent at year-end 1994 and about 20 percent at year-end 1993.
     During 1995, Anadarko added proved reserves of 48.5 MMEEBs in Algeria, based on preliminary development studies and the contractual rights granted under the SONATRACH Production Sharing Agreement. The political unrest in Algeria has been the subject of numerous media reports. Although the Company was encouraged by democratic elections held in 1995, the Company is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees working in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1996 and beyond. However, the situation has not had any material effect on the Company's operations. See "Properties and Activities -- International -- Algeria" under Item 1 of this Form 10-K and Additional Factors Affecting Business.
     The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geologic and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
     At December 31, 1995, the present value (discounted at 10 percent) of future net revenues from Anadarko's proved reserves, before income taxes, was $2.56 billion (stated in accordance with the regulations of the Securities and Exchange Commission and Financial Accounting Standards Board). The 1995 estimated present value of future net revenues, before income taxes, increased 27 percent compared to 1994 primarily due to the additions of proved reserves related to successful drilling in Algeria and offshore in the Gulf of Mexico and due to an increase in oil and gas prices at year-end 1995. See Supplemental Information on Oil and Gas Exploration and Production Activities in the Consolidated Financial Statements under Item 8 of this Form 10-K.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

ACQUISITIONS AND DIVESTITURES

     In 1995, the Company added through acquisitions 9.8 MMEEBs of reserves at a cost of $26 million, or $2.66 per EEB. Anadarko plans to invest about $11 million over the next few years to further develop these reserves. The largest acquisition, described below, was a package of properties in west Texas purchased from

Shell Western E&P (SWEPI). The Company also purchased for $9.5 million a water supply system in west Texas which should reduce operating costs and enable expansions of several important waterflood projects.
     Total 1995 sales proceeds from divestitures were $66.6 million which included assets in north Texas and the Permian Basin of southeast New Mexico and west Texas. Reserves sold equaled 11.9 MMEEBs, resulting in unit proceeds of $5.60 per EEB. The largest sale in 1995 was the Company's interest in 25 "non-strategic" fields to other operators for $56.8 million. The combined daily net production of these properties is 1,800 BOPD and 12 MMcf/d of gas.
     The Company's largest acquisition of 1995 occurred in the fourth quarter, when Anadarko added to its Permian Basin holdings in the TXL Field area by purchasing TXL properties in Ector County, Texas for about $24 million in cash. The purchase was effective July 1, 1995. The combined net daily production rate of the properties projected for 1996 is 900 BOPD and 2.9 MMcf/d of gas. The package includes a 70 percent interest in the SWEPI-operated TXL North Unit in which Anadarko already held a 10 percent interest. The Company is now the operator of the unit. The acquisition also increased Anadarko's working interest in the adjacent TXL South Unit by seven percent to a total of 65 percent. Anadarko initially acquired a 23 percent interest in the TXL South Unit from ARCO in 1992. Through 1994 trades and 1995 acquisitions, the Company has increased its working interests in this unit to the current 65 percent and has assumed operatorship. Anadarko plans waterflood expansion programs for both of these units over the next several years. The acquisition of these assets strengthens Anadarko's waterflood operations in this core area, which includes the adjacent Goldsmith Cummins Deep Unit acquired from ARCO in 1992.
     The Company's results in acquisitions and divestitures for 1995 are a continuation of an asset management program begun several years ago. The outcome of this program has been significant. Over the past three years, Anadarko has acquired through purchases and trades 30.1 MMEEBs of proved reserves at a cash cost of $67 million, or $2.23 per EEB. Future development costs associated with these reserves are estimated at $27 million. During the same time period, the Company has sold properties, either as a strategic exit or by asset rationalization in existing core areas, with proceeds totaling $177 million. Reserves associated with these sales and trades are 29.0 MMEEBs, resulting in unit proceeds of $6.09 per EEB. In addition to the 1995 sale of certain Permian Basin and north Texas properties discussed above, the program includes the 1994 sale of assets in the Arkoma Basin, the Rocky Mountains and all of the Company's Canadian holdings. Reserves associated with these 1994 sales and trades were
17.1 MMEEBs, with proceeds of $109 million.
     Overall, the number of U.S. producing properties in which Anadarko has an interest has been reduced by 35 percent, allowing both people resources and financial proceeds to focus on the Company's core areas of operation, including reinvestment in quality acquisitions with strong growth potential. For example, in June 1993, Anadarko acquired deep producing oil and gas properties and additional lease acreage in the Hugoton area of southwest Kansas from Mesa Operating Limited Partnership for approximately $20 million. In 1995, Anadarko drilled or re-completed 18 wells on these properties as a continuation of an active exploitation program begun immediately after acquisition. As a result, production in these properties has increased 300 percent since the time of purchase. The outcome of Anadarko's focused program is that nonstrategic assets have been sold at excellent prices and proceeds have been reinvested in lower cost of finding opportunities in core areas, including acquisitions where additional growth potential can be achieved through continued investment in development activities.

PRODUCING PROPERTIES AND LEASES

     The Company owns 2,253 net producing oil wells and 1,875 net producing gas wells worldwide. The following schedule shows the number of developed and undeveloped acres in which Anadarko held interests at December 31, 1995. The Company's ownership position declined in 1995 due to sales of some producing properties in 1995.

                                    ACREAGE

                                                DEVELOPED         UNDEVELOPED            TOTAL
                                              -------------     ---------------     ---------------
thousands                                     GROSS     NET     GROSS      NET      GROSS      NET
                                              -----     ---     -----     -----     -----     -----
United States
  Onshore                                     1,830     842     1,975       578     3,805     1,420
  Offshore                                      160      47       350       190       510       237
                                              -----     ---     -----     -----     -----     -----
Total                                         1,990     889     2,325       768     4,315     1,657
                                              -----     ---     -----     -----     -----     -----
United States -- Geothermal                      --      --       168       167       168       167
Algeria                                          --      --     5,340     2,133     5,340     2,133
Eritrea                                          --      --     6,700     6,700     6,700     6,700
Indonesia                                        --      --     2,030       677     2,030       677

REGULATORY AND LEGISLATIVE DEVELOPMENTS

FERC APPROVAL OF PANHANDLE GATHERING SYSTEM SPINDOWN In December 1995, the FERC issued orders approving Anadarko Gathering Company's acquisition of certain PEPL gathering assets and declaring that the assets will not be subject to FERC jurisdiction. Anadarko took over operations of the PEPL assets in March 1996.

THE PRIVATE SECURITIES LITIGATION AND REFORM ACT OF 1995 In December 1995, Congress overrode a presidential veto and changed some of the federal laws relating to private securities litigation. The legislation creates a statutory "safe harbor" from securities fraud liability for "forward-looking" corporate disclosures that are accompanied by sufficient cautionary language. This change results from past arguments that the potential risk of liability under Rule 10b-5 under the Securities Exchange Act of 1934 inhibits disclosure by management of projected future performance, to the detriment of investors. See Forward Looking Statements under Additional Factors Affecting Business.

LIFTING BAN ON NORTH SLOPE OIL PRODUCTION IN 1995 In November 1995, legislation was signed into law allowing North Slope oil to be exported, lifting a 22-year ban and allowing oil to be traded on the world markets, pending an environmental review and a determination from the administration that exports would be in the national interest. The legislation also waives for five years royalty payments on deep water oil and gas leases in the Gulf of Mexico.

ENVIRONMENTAL The Company's oil and gas operations and properties are subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with drilling and production activities, the discharge and disposition of waste materials, offshore oil and gas operations, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.
     Anadarko takes the issue of environmental stewardship very seriously and works diligently to ensure that all areas of the Company's operations are in compliance with applicable environmental rules and regulations.
     Compliance with such laws and regulations has not had a material adverse effect on the Company's operations or financial condition in the past. However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material adverse effect on the Company's operations or financial condition.
     For a description of certain environmental proceedings in which the Company is involved, see Note 16 of the Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

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

ADDITIONAL FACTORS AFFECTING BUSINESS

COMMODITY PRICING AND DEMAND Crude oil prices continue to be affected by political developments worldwide, pricing decisions of the Organization of Petroleum Exporting Countries (OPEC) and the volatile trading patterns in the commodity futures markets. Natural gas prices also continue to be highly volatile. In periods of sharply lower commodity prices, the Company will often curtail capital spending projects and delay or defer drilling wells in certain areas because of lower cash flows. Changes in crude oil and natural gas prices can impact the Company's determination of proved reserves and the Company's calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand in the United States and worldwide may affect the Company's level of production.

EXPLORATION AND OPERATING RISKS The Company's business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering and fire, each of which could result in damage to or destruction of oil and gas wells or formations or production facilities and other property and injury to persons. As protection against financial loss resulting from these operating hazards, the Company maintains insurance coverage, including certain physical damage, employer's liability, comprehensive general liability and workmen's compensation insurance. Although the Company is not fully insured against all risks in its business, the Company believes that the coverage it maintains is customary for companies engaged in similar operations. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

DEVELOPMENT RISKS The Company is increasingly involved in large development projects in the Gulf of Mexico and internationally. Key factors that may affect the timing and outcome of such projects include: project approvals by joint-venture partners; timely issuance of permits and licenses by host country governmental agencies; manufacturing and delivery schedules of critical equipment items; and commercial arrangements for pipelines and related equipment to transport and market hydrocarbons. In all large development projects, these uncertainties are ultimately resolved, but delays and differences between estimated timing and actual timing of critical events is commonplace and may, therefore, affect the forward-looking statements related to large development projects.

POLITICAL RISKS The domestic and international operations of the Company have been, and at times in the future may be, affected by political developments and by foreign federal, state and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price or gathering rate controls, expropriation by foreign governments and environmental protection regulations.

COMPETITION The oil and gas business is highly competitive in the search for and acquisition of reserves, as well as, in the gathering and marketing of oil and gas production. The Company's competitors include the major oil companies, independent oil and gas concerns, individual producers, gas marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. Competition for drilling rigs is keen in certain areas of the Gulf of Mexico. During 1995, the Company began to experience slight increases in drilling rig rental rates due to the tight rig market in the Gulf of Mexico.

FORWARD LOOKING STATEMENTS In its disclosure of financial and operating results, the Company has included a number of forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based on the best data available at the time this report was released for printing; however, these projections could be substantially affected by the factors shown above: commodity pricing for oil and gas, exploration and operating risks, development risks, political risks and competition.

CAPITAL EXPENDITURES, LIQUIDITY AND LONG-TERM DEBT

CAPITAL EXPENDITURES Anadarko's total capital spending in 1995 dropped 22 percent to $331 million compared to 1994 spending of $423 million. The capital expenditures budget was lowered in 1995 based on the anticipation of lower gas prices for the year. Another reason for the reduced spending levels was that spending activity for sub-salt drilling was deferred to late in the year and the purchase of the PEPL gathering systems assets did not close until March 1996. In addition, the 1994 spending included $72 million to acquire 26 offshore lease blocks in the Gulf of Mexico at the Minerals Management Service Offshore Lease Sale No. 147 in March 1994. The Company spent $265 million in 1993. The largest categories of capital spending in 1995, 1994 and 1993 were for exploration and development activities in the U.S. and overseas. The Company funded its capital investment program in 1995 and 1994 primarily through cash flow, plus proceeds from property sales and increases in long-term debt.

                              CAPITAL EXPENDITURES

millions                                                        1995         1994         1993
                                                               -------      -------      -------
Exploration                                                      $97.9       $196.0        $97.3
Development                                                       96.8        128.8         77.7
Acquisitions of Producing Properties                              26.0         18.1         27.8
Gathering and Other                                               52.4         25.1         18.5
Interest and Overhead                                             58.1         54.7         43.2
                                                                ------       ------       ------
Total                                                           $331.2       $422.7       $264.5
                                                                ------       ------       ------

     Capital spending for 1996 has been set at $485 million, including $137 million for exploration, $226 million for development, $32 million for gas gathering acquisitions, $20 million for gas gathering and other operations, $9 million for miscellaneous and $61 million of capitalized interest and overhead. This capital expenditures budget represents an increase of $154 million over 1995. The Company will be spending 42 percent of its development budget in Algeria, moving towards first production in 1997. Significant capital investments will also be used to develop the Mahogany Field in the Gulf of Mexico and other exploratory drilling, delineation in Indonesia, Alaska exploration, studies in Eritrea and Jordan, and improvements to gathering systems onshore U.S.
     The Company's capital investments have generally been tied to cash flows from gas and oil production volumes. The spending has been accompanied by significant performance in reserve replacement at competitive finding costs and growth in the Company's proved reserves.
     Historically, the Company has based capital spending on anticipated cash flows including proceeds from divestitures, but certain portions of the capital spending budget -- such as acquisitions -- have been financed from time to time. In addition, the Company's budget is adjusted periodically to reflect changes in market prices for oil and natural gas. The Company believes cash flows, including proceeds from divestitures, and existing credit facilities will be sufficient to meet capital and operating requirements during 1996.

LIQUIDITY AND LONG-TERM DEBT Over the past three years, Anadarko has taken steps to strengthen its balance sheet and control interest costs. The Company has made significant efforts to secure fixed-rate debt with longer term maturities at competitive rates when available in the financial markets.

     At year-end 1995, Anadarko's total debt was $674 million, which included $500 million of fixed interest rate debt and $174 million of floating interest rate debt. This compares to 1994 total debt of $629.3 million, which included $400 million of fixed interest rate debt and $229.3 million of floating interest rate debt. At year-end 1993, total debt was $542.5 million, which included $400 million of fixed and $142.5 million of floating interest rate debt. The increase of $44.7 million or seven percent in 1995 over 1994 long-term debt is primarily related to lower cash flow. The increase of $86.8 million on long-term debt in 1994 compared to 1993 primarily related to Anadarko's purchase of offshore leases in the Gulf of Mexico in 1994.
     In March 1995, Anadarko issued $100 million principal amount of 7 1/4% Debentures due 2025. Each Debenture holder has the one-time right to have the Company purchase on March 15, 2000, all or a portion of, the Debenture at a purchase price equal to par plus accrued and unpaid interest. Net proceeds from the offering were used to fix floating interest rate debt.
     In May 1994, Anadarko entered into a $250 million Revolving Credit Agreement and a $150 million 364-Day Credit Agreement with a group of commercial banks. These agreements replace the Revolving Credit and Term Loan Agreement the Company entered into in February 1992. As of December 31, 1995 and 1994, there were no outstanding borrowings under these agreements.
     In October 1993, Anadarko filed a shelf registration with the Securities and Exchange Commission that permits the issuance of up to $300 million in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricings of offerings of securities issued under the shelf registration are determined at the time of the offering. Anadarko has used similar shelf registrations since 1989 to provide added flexibility in financing strategies. As of December 1995, $100 million principal amount of securities had been issued under the shelf registration.
     In May 1995, the Company issued one million shares of common stock to the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust will receive dividends. The shares are included in the calculation of earnings per share under the treasury stock method and have no dilutive effect.
     Anadarko's net cash from operating activities in 1995 was $248 million compared to $240 million in 1994 and $274 million in 1993.

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

IMPAIRMENT OF LONG-LIVED ASSETS SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of", requires review of an asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The impairment provisions of SFAS No. 121 with respect to long-lived assets will not have any impact on Anadarko since the full-cost method of accounting for oil and gas properties is used. See Note 1 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

STOCK-BASED COMPENSATION SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. Anadarko has elected to continue to use the current method of accounting for employee stock compensation plans and, beginning in 1996, will disclose in the Notes to the Consolidated Financial Statements the fair value as defined in SFAS No. 123.

DIVIDENDS

     In 1995, Anadarko paid $17.7 million in dividends to its common stockholders (7.5 cents per share per quarter). The dividend amount was $17.6 million (7.5 cents per share per quarter) in 1994 and $17.2 million (7.5 cents per share per quarter) in 1993. Anadarko has paid a dividend continuously since becoming an independent company in 1986.
     The Revolving Credit Agreement and the 364-Day Credit Agreement require a minimum balance of $650 million to be maintained in retained earnings. As a result, the amount of retained earnings available for dividends as of December 31, 1995 was $259.7 million. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ANADARKO PETROLEUM CORPORATION
                                     INDEX
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Management                                                                     33
Independent Auditors' Report                                                             34
Statement of Income, Three Years Ended December 31, 1995                                 35
Balance Sheet, December 31, 1995 and 1994                                                36
Statement of Stockholders' Equity, Three Years Ended December 31, 1995                   37
Statement of Cash Flows, Three Years Ended December 31, 1995                             38
Notes to Consolidated Financial Statements                                               39
Supplemental Quarterly Information                                                       56
Supplemental Information on Oil and Gas Exploration
  and Production Activities                                                              57

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


[MICHAEL E. ROSE]

Michael E. Rose
Senior Vice President and
Chief Financial Officer

                         ANADARKO PETROLEUM CORPORATION
                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Form 10-K Annual Report. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.
     As discussed in notes 13 and 15 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, Accounting For Income Taxes, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, respectively, in 1993.

[KPMG PEAT MARWICK LLP]

Houston, Texas
February 1, 1996

                         ANADARKO PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 31                                        1995         1994         1993
-----------------------                                      --------     --------     --------
                                                                         thousands
REVENUES
Gas sales                                                    $259,849     $313,470     $310,576
Oil and condensate sales                                      125,980      125,640      127,042
Natural gas liquids and other                                  48,185       43,366       44,382
                                                             --------     --------     --------
Total                                                         434,014      482,476      482,000
                                                             --------     --------     --------
COSTS AND EXPENSES
Operating expenses Note 11                                    105,829      110,202      104,372
Administrative and general                                     59,477       61,138       57,363
Depreciation, depletion and amortization                      164,742      172,825      167,699
Other taxes Note 12                                            36,892       40,973       41,497
Provisions for impairments of international and geothermal
  properties Note 5                                             2,600        3,100        7,000
                                                             --------     --------     --------
Total                                                         369,540      388,238      377,931
                                                             --------     --------     --------
Operating Income                                               64,474       94,238      104,069
OTHER INCOME AND EXPENSES
Other income                                                    1,150        2,123        2,755
Interest expense Notes 5 and 6                                (36,358)     (26,128)     (29,423)
Disposition of foreign subsidiary Note 2                           --       (5,567)          --
                                                             --------     --------     --------
Income before Income Taxes and Cumulative Effect of
  Changes in Accounting Principles                             29,266       64,666       77,401
INCOME TAXES Note 13
Income taxes                                                    8,231       23,567       26,147
Effect of change in income tax rate                                --           --       11,249
                                                             --------     --------     --------
Total                                                           8,231       23,567       37,396
                                                             --------     --------     --------
Net Income before Cumulative Effect of Changes in
  Accounting Principles                                        21,035       41,099       40,005
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
  Notes 13 and 15                                                  --           --       77,403
                                                             --------     --------     --------
NET INCOME                                                   $ 21,035     $ 41,099     $117,408
                                                             --------     --------     --------
PER COMMON SHARE
Net income before cumulative effect of changes in
  accounting principles                                      $   0.36     $   0.70     $   0.70
Cumulative effect of changes in accounting principles              --           --         1.35
Net income                                                       0.36         0.70         2.05
Dividends Note 7                                             $   0.30     $   0.30     $   0.30
                                                             --------     --------     --------
AVERAGE NUMBER OF SHARES OUTSTANDING Note 7                    58,935       58,776       57,220
                                                             --------     --------     --------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET

DECEMBER 31                                                              1995           1994
-----------                                                           ----------     ----------
                                                                              thousands
ASSETS
CURRENT ASSETS
Cash and cash equivalents Note 3                                      $   17,090     $    6,530
Accounts receivable                                                      127,943        115,181
Inventories Note 4                                                        14,859         13,420
Prepaid expenses                                                           3,306          3,496
                                                                      ----------     ----------
Total                                                                    163,198        138,627
                                                                      ----------     ----------
PROPERTIES AND EQUIPMENT
Original cost                                                          3,717,672      3,446,252
Less accumulated depreciation, depletion and amortization              1,628,922      1,460,196
                                                                      ----------     ----------
Net properties and equipment -- based on the full cost method of
  accounting for oil and gas properties Note 5                         2,088,750      1,986,056
                                                                      ----------     ----------
DEFERRED CHARGES                                                          15,099         17,418
                                                                      ----------     ----------
                                                                      $2,267,047     $2,142,101
                                                                      ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable
  Trade and other                                                     $  153,502     $   95,829
  Bank                                                                    12,849         14,287
Accrued expenses
  Interest                                                                10,729          7,676
  Taxes and other                                                         13,393         10,359
                                                                      ----------     ----------
Total                                                                    190,473        128,151
                                                                      ----------     ----------
LONG-TERM DEBT Note 6                                                    674,008        629,281
                                                                      ----------     ----------
DEFERRED CREDITS
Deferred income taxes Note 13                                            449,798        438,684
Other                                                                     43,074         46,386
                                                                      ----------     ----------
Total                                                                    492,872        485,070
                                                                      ----------     ----------
STOCKHOLDERS' EQUITY
Common stock, par value $0.10
  (200,000,000 shares authorized, 60,016,045 and 58,857,290 shares
  issued as of December 31, 1995 and 1994, respectively)                   6,047          5,931
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no shares issued as of December 31,
  1995 and 1994)                                                              --             --
Paid-in capital                                                          304,125        243,976
Retained earnings (as of December 31, 1995,
  $259,694,000 was not restricted as to the payment of dividends)        656,455        653,112
Deferred compensation                                                     (2,808)        (3,420)
Executives and directors benefit trust, at market value (1,000,000
  shares as of December 31, 1995)                                        (54,125)            --
                                                                      ----------     ----------
Total                                                                    909,694        899,599
                                                                      ----------     ----------
COMMITMENTS AND CONTINGENCIES Notes 10, 15 and 16                             --             --
                                                                      ----------     ----------
                                                                      $2,267,047     $2,142,101
                                                                      ----------     ----------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31                                                  1995         1994         1993
-----------------------                                                --------     --------     --------
                                                                                   thousands
COMMON STOCK
Balance at beginning of year                                           $  5,931     $  5,912     $  5,580
Exercise of stock options                                                     6            9           21
Issuance of restricted stock                                                  3            3           11
Issued for employee savings plan                                              7            7            8
Issued for executives and directors benefit trust                           100           --           --
Conversion of 6 1/4% Debentures                                              --           --          292
                                                                       --------     --------     --------
Balance at end of year                                                    6,047        5,931        5,912
                                                                       --------     --------     --------
PAID-IN CAPITAL
Balance at beginning of year                                            243,976      236,001      125,217
Exercise of stock options, net of income tax effects                      1,860        3,115        4,248
Issuance of restricted stock                                              1,103        1,812        4,442
Issuance of stock for employee savings plan                               3,161        3,048        3,309
Issuance of stock and revaluation to market for executives and
  directors benefit trust                                                54,025           --           --
Conversion of 6 1/4% Debentures, net                                         --           --       98,785
                                                                       --------     --------     --------
Balance at end of year                                                  304,125      243,976      236,001
                                                                       --------     --------     --------
RETAINED EARNINGS
Balance at beginning of year                                            653,112      625,308      527,103
Net income                                                               21,035       41,099      117,408
Foreign translation losses                                                   --       (1,686)      (1,701)
Cumulative translation losses transferred to the income
  statement upon disposition of foreign subsidiary                           --        6,065           --
                                                                       --------     --------     --------
                                                                        674,147      670,786      642,810
Dividends paid                                                          (17,692)     (17,635)     (17,217)
Issuance of treasury stock                                                   --          (39)        (285)
                                                                       --------     --------     --------
Balance at end of year                                                  656,455      653,112      625,308
                                                                       --------     --------     --------
DEFERRED COMPENSATION
Balance at beginning of year                                             (3,420)      (3,055)          --
Issuance of restricted stock                                             (1,106)      (1,668)      (4,522)
Amortization of restricted stock                                          1,718        1,303        1,467
                                                                       --------     --------     --------
Balance at end of year                                                   (2,808)      (3,420)      (3,055)
                                                                       --------     --------     --------
EXECUTIVES AND DIRECTORS BENEFIT TRUST
Balance at beginning of year                                                 --           --           --
Issuance of stock                                                       (42,375)          --           --
Revaluation to market                                                   (11,750)          --           --
                                                                       --------     --------     --------
Balance at end of year                                                  (54,125)          --           --
                                                                       --------     --------     --------
TREASURY STOCK
Balance at beginning of year                                                 --           --       (1,005)
Issued for exercise of stock options                                         --           --          377
Issuance of restricted stock                                                  8           --           92
Issued to employee savings plan                                             364          405          981
Purchase of treasury stock                                                 (427)        (405)        (445)
Sale of treasury stock                                                       55           --           --
                                                                       --------     --------     --------
Balance at end of year                                                       --           --           --
                                                                       --------     --------     --------
STOCKHOLDERS' EQUITY Notes 7 and 8                                     $909,694     $899,599     $864,166
                                                                       --------     --------     --------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31                                         1995        1994        1993
-----------------------                                       ---------   ---------   ---------
                                                                          thousands
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                    $  21,035   $  41,099   $ 117,408
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Cumulative effect of changes in accounting principles              --          --     (77,403)
  Depreciation, depletion and amortization                      164,742     172,825     167,699
  Amortization of restricted stock                                1,718       1,303       1,467
  Deferred income taxes                                          11,544      15,912      35,126
  Provisions for impairments of international and geothermal
     properties                                                   2,600       3,100       7,000
  Cumulative translation losses transferred to the income
     statement upon disposition of foreign subsidiary                --       6,065          --
                                                              ---------   ---------   ---------
                                                                201,639     240,304     251,297
(Increase) decrease in accounts receivable                      (12,762)     (4,695)        949
(Increase) decrease in inventories                               (1,439)     (3,869)        698
Increase in accounts payable -- trade and other and
  accrued expenses                                               63,760       1,175      20,649
Other items -- net                                               (2,902)      6,772         681
                                                              ---------   ---------   ---------
Net cash provided by operating activities                       248,296     239,687     274,274
                                                              ---------   ---------   ---------
CASH FLOW FROM INVESTING ACTIVITIES
Additions to properties and equipment                          (331,214)   (422,718)   (259,894)
Sales and retirements of properties and equipment                62,847      95,370       4,824
                                                              ---------   ---------   ---------
Net cash used in investing activities                          (268,367)   (327,348)   (255,070)
                                                              ---------   ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
Additions to debt                                               205,100     180,281     200,000
Retirements of debt                                            (160,373)    (93,500)   (204,884)
Increase (decrease) in accounts payable, banks                   (1,438)        959      (2,045)
Dividends paid                                                  (17,692)    (17,635)    (17,217)
Issuance of common stock                                          5,034       6,326       7,517
Issuance of treasury stock                                          427         366       1,165
Purchase of treasury stock                                         (427)       (405)       (445)
                                                              ---------   ---------   ---------
Net cash provided by financing activities                        30,631      76,392     (15,909)
                                                              ---------   ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              --          --        (329)
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             10,560     (11,269)      2,966
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    6,530      17,799      14,833
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  17,090   $   6,530   $  17,799
                                                              ---------   ---------   ---------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

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

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES The consolidated financial statements include the accounts of Anadarko and its subsidiaries. All significant intercompany transactions have been eliminated. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing financial statements, management makes informed judgements and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

CHANGES IN ACCOUNTING PRINCIPLES Effective January 1, 1993, Anadarko adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See Notes 13 and 15.

REVENUES Natural gas revenues generally are recorded using the sales method, whereby the Company recognizes natural gas revenues based on the amount of gas sold to purchasers on its behalf. All other revenues also are recorded using the sales method.

PRICE RISK MANAGEMENT Anadarko uses derivative financial instruments to minimize the impact of price fluctuations for the Company and its customers. Anadarko's financial instruments currently are comprised of futures, swaps and options. Generally, gains and losses on these activities are recognized in revenues for the periods to which they relate. Unrealized gains and losses are recorded as assets and liabilities on the balance sheet. See Note 6.

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

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)

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

3.  CASH AND CASH EQUIVALENTS

     As of December 31, 1995, cash and cash equivalents included $4,127,000 invested in U. S. Treasury securities, which the Company has dedicated for an anticipated "like-kind" property exchange. In addition, as of December 31, 1995, cash and cash equivalents included $222,000 held by the Executives and Directors Benefits Trust. There were no similar amounts in cash and cash equivalents as of December 31, 1994.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

4.  INVENTORIES

     Inventories are stated at the lower of average cost or market. NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

thousands                                                                1995           1994
                                                                        -------        -------
Materials and supplies                                                  $13,969        $11,953
Natural gas liquids, stored in inventory                                    412            842
Natural gas, stored in inventory                                            478            625
                                                                        -------        -------
                                                                        $14,859        $13,420
                                                                        -------        -------

5.  PROPERTIES AND EQUIPMENT

     A summary of the original cost of properties and equipment by classification follows:

thousands                                                               1995          1994
                                                                      ---------     ---------
Oil and gas properties                                                $3,501,162    $3,280,837
Plant facilities                                                          17,600        16,063
Gathering facilities                                                      76,492        68,694
General properties                                                       122,418        80,658
                                                                      ----------    ----------
                                                                      $3,717,672    $3,446,252
                                                                      ----------    ----------

     Oil and gas properties are amortized using the unit-of-production method. All other properties are depreciated on the straight-line basis over the useful lives of the assets, which range from three to 25 years.
     Oil and gas properties include costs of $245,577,000 and $262,825,000 at December 31, 1995 and 1994, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. Anadarko excludes all costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All excluded costs are reviewed quarterly to determine if impairment has occurred.
     During 1995, 1994 and 1993, the Company made provisions for impairments of international properties of $600,000, $3,100,000 and $6,500,000, respectively, which were related to oil and gas properties. These impairments related to unsuccessful drilling or related activities in Yemen, China and various other international locations. During 1995 and 1993, the Company made provisions for impairment of geothermal properties of $2,000,000 and $500,000, respectively.
     Total interest costs incurred during 1995, 1994 and 1993 were $52,557,000, $41,635,000 and $38,000,000, respectively. Of these amounts, the Company capitalized $16,199,000, $15,507,000 and $8,577,000 during 1995, 1994 and 1993, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The capitalization rates are based on the Company's weighted average cost of borrowings used to finance the expenditures.
     In addition to capitalized interest, the Company also capitalized internal costs of $40,617,000, $37,898,000 and $34,637,000 during 1995, 1994 and 1993, respectively. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of oil and gas properties.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

                                                                             Principal
                                                                     -------------------------
thousands                                                              1995             1994
                                                                     --------         --------
Notes Payable, Banks*                                                $154,100         $ 49,000
Commercial Paper*                                                      19,908          180,281
8 3/4% Notes due 1998                                                 100,000          100,000
8 1/4% Notes due 2001                                                 100,000          100,000
6 3/4% Notes due 2003                                                 100,000          100,000
5 7/8% Notes due 2003                                                 100,000          100,000
7 1/4% Debentures due 2025                                            100,000               --
                                                                      -------          -------
                                                                     $674,008         $629,281
                                                                      -------          -------

---------------

*The average rates in effect at December 31, 1995 and 1994 were 5.95% and 6.46%, respectively for the Notes Payable, Banks and 5.96% and 6.49%, respectively for the Commercial Paper.

     Anadarko has noncommitted lines of credit from several banks. The general provisions of these lines of credit provide for Anadarko to borrow funds for terms and rates offered from time to time by the banks. There are no fees associated with these lines of credit.
     The Company has a commercial paper program that allows Anadarko to borrow funds, at rates as offered, by issuing notes to investors for terms of up to 270 days.
     The notes payable to banks and commercial paper in 1995 and 1994 have been classified as long-term debt in accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced," under the terms of Anadarko's Bank Credit Agreements.
     In March 1995, Anadarko issued $100,000,000 principal amount of 7 1/4% Debentures due 2025 under the shelf registration with the SEC. Each Debenture holder has the one-time right to have the Company purchase on March 15, 2000, all or a portion of, the Debenture at a purchase price equal to par plus accrued and unpaid interest. Net proceeds from the offering were used to fix floating interest rate debt.
     In May 1994, the Company entered into a $250,000,000 Revolving Credit Agreement and a $150,000,000 364-Day Credit Agreement with a group of 11 commercial banks. In May 1995, the Agreements were amended to include 12 commercial banks and extend the expiration date of the Agreements for one year. Interest rates are based on either the reference rate, the rate of certificate of deposit, the Eurodollar rate or a combination thereof. The Agreements provide for commitment fees on the unused balances at a rate of 18.5/100 of one percent and 12.5/100 of one percent for the Revolving Credit Agreement and 364-Day Credit Agreement, respectively. The Revolving Credit Agreement will expire in 2000. During 1995 and 1994, there were no outstanding borrowings under these Agreements.
     During 1995 and 1994, the Company had available $20,000,000 in a bank line of credit which was not used. The maximum interest rate for loans against the line was the reference rate of the bank. The line of credit is renewable annually, but may be withdrawn at any time by the bank. In 1995 and 1994, Anadarko maintained an average daily compensating balance of $1,000,000 for this line of credit.
     In October 1993, Anadarko filed a shelf registration with the SEC that permits the issuance of up to $300,000,000 in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration will be determined at the time of the offering. Anadarko has used similar shelf registrations since 1989 to provide added flexibility in financing strategies. As of December 31, 1995, $100,000,000 principal amount of securities had been issued under the shelf registration.
     Total sinking fund and installment payments related to long-term debt for the five years ending December 31, 2000 are shown below. The payments related to the redemption of the notes payable to banks

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)

and commercial paper are included in the amounts shown in a manner consistent with the terms for repayment of the Revolving Credit Agreement.

thousands
1996                                                                                $     --
1997                                                                                      --
1998                                                                                 100,000
1999                                                                                      --
2000                                                                                $174,008

     The following information discloses the fair value of the Company's financial instruments:

thousands                                                       CARRYING AMOUNT     FAIR VALUE
                                                                ---------------     ----------
1995
Cash and cash equivalents                                          $  17,090         $ 17,090
Long-term debt                                                       674,008          702,008
Derivative financial instruments
  Asset                                                                4,447            4,447
  Liability                                                           (7,898)          (7,898)
1994
Cash and cash equivalents                                          $   6,530         $  6,530
Long-term debt                                                       629,281          603,656
Derivative financial instruments
  Asset                                                                3,323            3,323
  Liability                                                           (2,889)          (2,889)

CASH AND CASH EQUIVALENTS The carrying amount reported on the balance sheet approximates fair value.

LONG-TERM DEBT The fair value of long-term debt at December 31, 1995 and 1994 is the value the Company would have to pay to retire the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices from Standard & Poor's Bond Guide and, where such quotes were not available, on the average rate in effect at year-end.

DERIVATIVE FINANCIAL INSTRUMENTS Anadarko uses derivative financial instruments -- futures, swaps and options -- to fix a price on the Company's production volumes or to convert a customer's requested price structure to a price structure that is consistent with the Company's overall pricing strategy. Gains and losses generally are recorded when the related gas or oil production had been produced or delivered or the financial instrument expires. As a result, gains and losses are generally offset by similar changes in the price of natural gas and crude oil. Unrealized gains and losses are recorded as assets and liabilities on the balance sheet at fair market value as of the balance sheet date. The unrealized gains and losses include January hedges deferred as of December 31 and exclude certain written options recognized in 1995. All volumes exclude January hedges not open and written options recognized. While financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the financial instruments may limit Anadarko's gain from increases in the market price of natural gas and crude oil. The fair value of derivative financial instruments reflects the estimated amounts that the Company would receive or pay to settle the contracts as of December 31. Dealer quotes are available for the majority of the Company's derivatives.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)

FUTURES Anadarko uses futures contracts to hedge the Company's production volume exposure to price risk and to minimize the Company's customers' exposure to price risk. Futures contracts have settlement guaranteed by the New York Mercantile Exchange (NYMEX) and have nominal credit risk.
     At year-end 1995, Anadarko had open futures contracts related to sales totaling 66 million cubic feet per day (MMcf/d) of the Company's natural gas sales for February through March 1996. The Company had open futures contracts for its natural gas production of 14 MMcf/d for April through November 1996. The Company had open gas futures contracts for its customers of 1.3 MMcf/d for February through March and 0.6 MMcf/d for April through October and December 1996. Anadarko had open crude oil futures contracts related to sales of 3.4 thousand barrels per day (MBbls/d) for February 1996.
     At year-end 1994, Anadarko had open futures contracts totaling 35 MMcf/d of the Company's natural gas production for February through April 1995 and August through September 1995. Anadarko also had open futures contracts for the Company's natural gas customers of 3 MMcf/d for February through September 1995.

SWAPS Anadarko uses swap agreements with third-parties to hedge against potential adverse effects of fluctuations in future prices for the Company's production and for the Company's customers. In addition, Anadarko uses basis swap agreements to hedge against potential adverse effects of fluctuations in the price differential between the NYMEX price at Henry Hub and the price at the market location of Anadarko's production or a customer's market location requirements. These energy swap agreements expose the Company to third-party credit risk to the extent the third-parties are unable to meet their monthly settlement commitment to the Company. The Company monitors the credit standing of the third-parties and anticipates they will be able to fully satisfy their contractual obligations.
     At year-end 1995, Anadarko had open basis swap agreements for the Company's gas production averaging 64 MMcf/d for January through December 1996 and 30 MMcf/d for 1997, 1998 and 1999, which were offset by open basis swap agreements of like amounts for the same periods, thus eliminating the risk to Anadarko from future price changes related to these two positions. The Company also had open gas swap agreements related to its production averaging 7 MMcf/d for January through December 1996 and for its customers of 9 MMcf/d for February through December 1996.
     At year-end 1994, Anadarko had open basis swap agreements for the Company's production averaging 119 MMcf/d for the entire year of 1995 and averaging 30 MMcf/d for the years 1996 through 1999. In addition, the Company had open swap agreements for its customers of 20 MMcf/d for the year 1995 and open basis swap agreements for its customers of 28 MMcf/d for January through August 1995.
     The swap agreements open at year-end 1994 included a swap agreement entered into in December 1993 for which Anadarko received a prepayment of $27,254,000. This swap was in conjunction with a fixed price gas purchase agreement that required Anadarko to make a $27,254,000 prepayment for gas, which was delivered over the term of the swap agreement. Under the swap agreement, the Company made payments to a third-party, based on an index price equal to the market value of the gas purchased under the related gas purchase agreement. The settlement period was the first of each month effective April 1994 through March 1995. The carrying amounts reported on the balance sheet represent fair value at year-end 1994. The effect of the swap agreement was to convert the fixed price obligation to purchase gas into a market price obligation.

OPTIONS The Company generally uses options to fix a floor and a ceiling for prices (a "collar") on its production volumes. The Company also has used options to "straddle" a price, effectively setting a price above the then present market price at which the Company is willing to sell production volumes and a price below the then present market price at which the Company is willing to buy to supply third-party markets. Like futures, NYMEX options have settlement guaranteed and have nominal credit risk. Over-the-counter (OTC) options with third-parties have credit risks similar to swaps.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)

     At year-end 1995, Anadarko had open NYMEX options of 183 MMcf/d for puts and 61 MMcf/d for calls during February through March 1996 and 30 MMcf/d for puts and 20 MMcf/d for calls for April through November 1996 in order to fix a price range on gas sales. In addition, the Company had open crude oil options on
1.7 MBbls/d for puts and 4.5 MBbls/d for calls during February through March
1996.
     At year-end 1994, Anadarko had open NYMEX options on 57 MMcf/d for puts and for calls in order to fix a range of prices for the Company's natural gas production during February through April 1995.

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

7.  STOCK AND STOCK OPTIONS

     Following is a schedule of the changes in the Company's shares of common stock:

                                                           1995          1994          1993
                                                         ---------     ---------     ---------
SHARES OF COMMON STOCK ISSUED
Beginning of year                                        58,857,290    58,668,407    55,345,486
Exercise of stock options                                    58,240        91,829       213,054
Issuance of restricted stock                                 26,950        31,950       110,700
Issuance of shares for employee savings plan                 73,565        65,104        81,891
Issuance of shares for executives and directors
  benefit trust                                           1,000,000            --            --
Conversion of 6 1/4% Debentures                                  --            --     2,917,276
                                                         ----------    ----------    ----------
End of year                                              60,016,045    58,857,290    58,668,407
                                                         ----------    ----------    ----------
SHARES OF COMMON STOCK HELD IN TREASURY
Beginning of year                                                --            --        34,235
Issuance of shares for exercise of stock options                 --            --       (12,398)
Issuance of shares for employee savings plan                 (9,008)       (7,257)      (30,746)
Issuance of restricted stock                                     --            --        (3,150)
Purchase of treasury stock                                   10,395         7,257        12,059
Sale of treasury stock                                       (1,387)           --            --
                                                         ----------    ----------    ----------
End of year                                                      --            --            --
                                                         ----------    ----------    ----------
SHARES OF COMMON STOCK HELD FOR EXECUTIVES AND
  DIRECTORS BENEFITS TRUST
Beginning of year                                                --            --            --
Purchase of shares                                        1,000,000            --            --
                                                         ----------    ----------    ----------
End of year                                               1,000,000            --            --
                                                         ----------    ----------    ----------
SHARES OF COMMON STOCK OUTSTANDING AT END OF YEAR        59,016,045    58,857,290    58,668,407
                                                         ----------    ----------    ----------

     In each quarter of 1995, 1994 and 1993, dividends of 7.5 cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $259,694,000, $249,599,000 and $464,166,000 were not restricted as to the payment of dividends at December 31, 1995, 1994 and 1993, respectively.
     During 1995, 1994 and 1993, the Company acquired treasury stock only as a result of stock option exercises, restricted stock transactions or buyback of shares, which were unsolicited from stockholders.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

7.  STOCK AND STOCK OPTIONS -- (CONTINUED)

     In May 1995, the Company issued 1,000,000 shares of common stock to the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust will receive dividends. The shares are included in the calculation of earnings per share under the treasury stock method and have no dilutive effect. The fair market value of these shares is included in common stock and paid-in capital and as a reduction to stockholders' equity. As of December 31, 1995, there were 1,000,000 shares in the Trust.
     Anadarko has four stock option plans -- the 1993 Stock Incentive Plan, the 1988 Stock Option Plan for Non-employee Directors, the 1987 Stock Option Plan and the 1986 Stock Option Plan -- under which key employees and directors of the Company may be granted options to purchase shares of Anadarko common stock. Incentive stock options and non-qualified stock options have a maximum term of ten years from the date of grant and are issued at the market value of Anadarko stock on the date of grant. The options vest over time and may be exercised no earlier than one year from the date of grant.
     In addition, the 1993 Stock Incentive Plan and the 1987 Stock Option Plan provide that up to 800,000 and 400,000 shares of common stock, respectively, which may be granted under the Plans, may be granted as restricted stock. Generally, restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of the restricted stock have all the rights of a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to such shares. During 1995, 1994 and 1993, the Company issued 26,950, 31,950 and 110,700 shares, respectively, of restricted stock at a market value of $1,106,000, $1,668,000 and $4,522,000, respectively.
     Unexercised stock options do not have a dilutive effect on earnings per common share. Information regarding the Company's stock option plans is summarized below:

                                                    1995              1994              1993
                                                -------------     -------------     -------------
SHARES UNDER OPTION AT BEGINNING OF YEAR            2,106,675         1,819,012         1,931,535
Granted                                               518,259           431,950           540,350
Exercised                                            (119,382)         (142,787)         (628,873)
Surrendered or expired                                (14,000)           (1,500)          (24,000)
                                                -------------     -------------     -------------
SHARES UNDER OPTION AT END OF YEAR                  2,491,552         2,106,675         1,819,012
                                                -------------     -------------     -------------
Option price range per share
  at December 31                                $19.68-$48.00     $16.79-$49.00     $16.60-$47.00
                                                -------------     -------------     -------------
Options exercisable at December 31                  1,730,800         1,433,050         1,213,737
                                                -------------     -------------     -------------
Price range per share
  of options exercised                          $19.68-$31.75     $19.68-$47.00     $16.60-$37.00
                                                -------------     -------------     -------------
SHARES AVAILABLE FOR FUTURE GRANT AT END OF
  YEAR                                              3,186,241         3,690,500         4,120,950
                                                -------------     -------------     -------------

     SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. Anadarko has elected to continue to use the current method of accounting for employee stock compensation plans and, beginning in 1996, will disclose the fair values as defined in SFAS No. 123.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8.  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

     The Company's currency translation adjustments are related to Anadarko Canada, which was sold in 1994. See Note 2. The following is an analysis of currency translation adjustments reflected in stockholders' equity:

thousands                                                                   1994        1993
                                                                           -------     -------
Balance at beginning of year                                               $(4,379)    $(2,678)
Current translation losses                                                  (1,686)     (1,701)
Cumulative translation losses transferred to the income
  statement upon disposition of foreign subsidiary                           6,065          --
                                                                           -------     -------
Balance at end of year                                                     $    --     $(4,379)
                                                                           -------     -------

9.  STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

thousands                                                        1995         1994        1993
                                                                -------     --------    --------
Interest                                                        $32,801     $ 25,675    $ 26,840
Income taxes paid (received)                                    $(3,803)    $    516    $  5,726

     In July 1993, $99,778,000 principal amount of the 6 1/4% Convertible Subordinated Debentures due 2014 were converted into 2,917,276 shares of Anadarko common stock.

10.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     During 1989, Anadarko Algeria entered into a Production Sharing Agreement
(PSA) with SONATRACH, the national oil and gas enterprise of Algeria. SONATRACH is the beneficial owner of 10.2 percent of the Company's common stock. The PSA gives Anadarko Algeria the right to explore for and produce liquid hydrocarbons in Algeria, subject to the sharing of production with SONATRACH. The PSA provides for a commitment from Anadarko Algeria of over $100,000,000 of exploration costs (including the cost of certain assets) over a ten-year period, subject to certain provisions. Anadarko Algeria has two partners in the PSA, which share in the exploration cost commitment. This obligation was fully met in 1995. During 1994, the Company acquired a minority interest in a PSA covering two additional blocks in the same region, which are operated by BHP Petroleum (Algerie) Inc., where an exploration program is already underway. Approximately $432,000 and $30,000 was paid to SONATRACH in 1995 and 1994, respectively, for charges related to equipment usage. The Company believes anticipated operating cash flows and existing credit facilities will be sufficient to meet its share of the exploration and development costs. As of December 31, 1995, Anadarko Algeria's total net investment in Algeria for exploration and related activities was $146,706,000, of which approximately $40,860,000 was incurred in 1995.
     The current political unrest in Algeria has been the subject of numerous media reports. Although Anadarko was encouraged by the democratic elections held in November 1995, the Company is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees working in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1996 and beyond. However, the situation has not had any material effect on the Company's operations. The Company's activities in Algeria also are subject to the general risks associated with all foreign operations.
     The Company purchases oilfield services from a number of companies including Dresser Industries, Inc. and its affiliates and subsidiaries. The aggregate amount paid to Dresser Industries, Inc. and its affiliates and

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

10. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS -- (CONTINUED) subsidiaries was approximately $2,782,000 in 1995, $4,092,000 in 1994 and $641,000 in 1993. James L. Bryan, a director of the Company, is Senior Vice President Operations of Dresser Industries, Inc.
     Approximately $155,000 was paid to L. G. Barcus and Sons, Inc. during 1993 for consulting fees concerning the construction of facilities for the Company in 1993. There were no amounts paid by the Company to L.G. Barcus and Sons, Inc. during 1995 and 1994. Larry Barcus, a director of the Company, is the Chairman of L. G. Barcus and Sons, Inc., a general contractor with operations nationwide.
     The Company's natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Canada and Mexico. The majority of the Company's receivables are paid within two months following the month of purchase.
     The Company generally performs a credit analysis of customers prior to making any sales to new customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee.
     In 1995, sales to Indiana Gas Company Incorporated were $53,130,000 and sales to Texaco Trading & Transportation Company were $53,092,000, each of which accounted for more than ten percent of the Company's total revenues. In 1994, sales to Indiana Gas Company Incorporated were $67,348,000, which was more than ten percent of the Company's total revenues. In 1993, sales to CNG Transmission Corporation and its subsidiaries were $75,378,000 (of which $60,191,000 were to East Ohio Gas Company, a wholly-owned subsidiary of CNG) and sales to Indiana Gas Company Incorporated were $65,754,000, each of which accounted for more than ten percent of the Company's total revenues.

11.  OPERATING EXPENSES

     Operating expenses by category are as follows:

thousands                                                      1995         1994         1993
                                                             ---------    ---------    ---------
Oil and gas                                                  $  68,506    $  70,164    $  67,668
Plant and gathering                                             26,119       24,905       23,750
Gas purchases                                                   10,123       14,292       12,016
Other                                                            1,081          841          938
                                                               -------      -------      -------
Total                                                        $ 105,829    $ 110,202    $ 104,372
                                                               -------      -------      -------

12.  OTHER TAXES

     Significant taxes other than income taxes are as follows:

thousands                                                      1995         1994         1993
                                                             ---------    ---------    ---------
Production and severance                                     $  16,898    $  22,228    $  22,049
Ad valorem                                                      16,624       16,786       15,679
Payroll and other                                                3,370        1,959        3,769
                                                                ------       ------       ------
Total                                                        $  36,892    $  40,973    $  41,497
                                                                ------       ------       ------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

13.  INCOME TAXES

     Income tax expense, including deferred amounts, is summarized as follows:

thousands                                                       1995         1994        1993
                                                               -------     --------     -------
CURRENT
Federal                                                        $(3,385)    $  5,798     $ 1,469
Foreign                                                             --        1,422         766
State                                                               72          435          35
                                                               -------     --------     -------
Total                                                           (3,313)       7,655       2,270
                                                               -------     --------     -------
DEFERRED
Federal                                                         11,056       29,838      22,925
Adjustment to the deferred tax liability and assets at the
  enactment date for the change in the corporate income tax
  rate                                                              --           --      11,249
Foreign                                                             --      (16,224)       (141)
State                                                              488        2,298       1,093
                                                               -------     --------     -------
Total                                                           11,544       15,912      35,126
                                                               -------     --------     -------
Total income taxes allocated to Income before Income Taxes
  and Cumulative Effect of Changes In Accounting Principles    $ 8,231     $ 23,567     $37,396
                                                               -------     --------     -------

     Total income taxes were different than the amounts computed by applying the statutory income tax rate to Income before Income Taxes and Cumulative Effect of Changes in Accounting Principles. The sources of these differences are as follows:

thousands                                                       1995         1994        1993
                                                               -------      -------     -------
Income before Income Taxes and Cumulative Effect of Changes
  in Accounting Principles Domestic                            $36,663      $63,963     $77,059
  Foreign                                                       (7,397)         703         342
                                                               -------      -------     -------
  Total                                                        $29,266      $64,666     $77,401
                                                               -------      -------     -------
Statutory tax rate                                                  35%          35%         35%
Tax computed at statutory tax rate                             $10,243      $22,633     $27,090
Adjustments resulting from:
  State income taxes (net of federal income tax benefit)           364        1,777         733
  Section 29 credit                                             (1,865)      (3,072)       (718)
  Disposition of foreign subsidiary                                 --        3,017          --
  Adjustment to the beginning of year deferred tax
     liabilities and assets for the change in the corporate
     income tax rate                                                --           --      10,741
  Cash surrender value and death benefits, net of premiums        (566)        (759)       (436)
  Other -- net                                                      55          (29)        (14)
                                                               -------      -------     -------
Total income taxes                                             $ 8,231      $23,567     $37,396
                                                               -------      -------     -------
Effective tax rate                                                  28%          36%         48%
                                                               -------      -------     -------

     The tax benefit of compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders' equity. For 1995, 1994 and 1993, the tax benefit amounted to $458,000, $968,000 and $2,743,000, respectively.
     SFAS No. 109 was adopted by the Company in the first quarter of 1993 and increased net income by $87,071,000. SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to those years in which the temporary differences between financial statement

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

13.  INCOME TAXES -- (CONTINUED)

carrying amounts and tax bases are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted.
     The Omnibus Budget Reconciliation Act of 1993, which was enacted in August 1993, raised the top corporate income tax rate from 34 to 35 percent retroactive to January 1, 1993. As a result, Anadarko recorded a charge to earnings of $11,249,000 in the third quarter of 1993.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 1995 and 1994 are as follows:

thousands                                                                  1995         1994
                                                                         --------     --------
Oil and gas exploration and development costs                            $495,757     $473,043
Other                                                                      18,675       14,391
                                                                         --------     --------
Gross deferred tax liabilities                                            514,432      487,434
                                                                         --------     --------
Alternative minimum tax credit carryforward                               (25,170)     (28,752)
Other                                                                     (39,464)     (19,998)
                                                                         --------     --------
Gross deferred tax assets                                                 (64,634)     (48,750)
                                                                         --------     --------
Net deferred tax liabilities                                             $449,798     $438,684
                                                                         --------     --------

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.
     In December 1994, the Company sold Anadarko Canada. Under current accounting rules, Anadarko had not previously provided deferred U.S. income taxes on the amount by which its investment in Anadarko Canada exceeded the tax basis or on the cumulative foreign currency translation losses because these temporary differences were previously considered permanent in duration. See Note 2.
     Net operating loss and alternative minimum tax credit carryforwards at December 31, 1995, which are available for future utilization on federal income tax returns, are as follows:

                                                                     ALTERNATIVE
                                                         REGULAR       MINIMUM
thousands                                                  TAX           TAX         EXPIRATION
                                                         -------     -----------     -----------
Net operating loss                                       $48,700       $38,200       1998 - 2010
Alternative minimum tax credit                           $25,200       $    --       Unlimited

     The alternative minimum tax credit can be carried forward indefinitely as a credit against regular tax liability. The alternative minimum tax credit has reduced deferred federal income tax expense. To the extent the cumulative remaining carryforward is utilized against future income taxes, accumulated deferred income taxes will be restored at the then current rate.

14.  LEASE COMMITMENTS

     The Company has various commitments under non-cancelable operating lease agreements for buildings, facilities and equipment, the majority of which expire at various dates through 2002. The leases are expected

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

14.  LEASE COMMITMENTS -- (CONTINUED)

to be renewed or replaced as they expire. At December 31, 1995, future minimum rental payments due under operating leases are as follows:

thousands
1996                                                                                 $ 9,880
1997                                                                                   9,379
1998                                                                                   9,053
1999                                                                                   8,760
2000                                                                                   8,788
Later years                                                                           14,713
                                                                                     -------
Total minimum lease payments                                                         $60,573
                                                                                     -------

     Total rental expense amounted to $9,858,000, $8,441,000 and $9,207,000 in 1995, 1994 and 1993, respectively.

15.  PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLANS The Company has a non-contributory defined benefit pension plan covering all permanent employees, except certain employees in foreign countries. The benefits for this plan are based primarily on years of service and pay near retirement. Plan assets consist principally of fixed income investments and equity securities. The Company funds the plan with annual contributions as determined in accordance with the Employee Retirement Income Security Act of 1974 and Internal Revenue Code limitations.
     In 1994, the Plan was amended, effective January 1, 1992, to bring the definition of compensation in compliance with Section 414(s) of the Internal Revenue Code of 1986, as amended. Effective January 1, 1993, a rollover provision was added to the Plan allowing a member's retirement benefit to be rolled over to another qualified pension plan or Individual Retirement Account. Effective January 1, 1994, a section was added preserving benefits of those members whose accrued benefit under the Plan was determined based on compensation received prior to January 1, 1994, which exceeded the limit on compensation which may be considered for Plan purposes commencing January 1, 1994. Also effective January 1, 1994, provisions were added to clarify the treatment of employees of Anadarko Canada who transfer their employment to Anadarko. Finally, effective July 1, 1994, a section was added to the Plan to allow members who had attained age 50 by July 1, 1994, to retire from Anadarko with a pension benefit as if they had attained age 55, if they were working at one of two specific locations and whose employment was terminated in conjunction with the closing of these specific locations.
     The Company has an equalization plan to ensure payments to certain employees of amounts to which they are already entitled under the provisions of the pension plan, but which are subject to limitations imposed by federal tax laws. This plan is unfunded and payable solely from the general assets of the Company. In addition, the Company has a pension plan for non-employee directors, which is unfunded.
     The 1995, 1994 and 1993 pension cost related to these plans includes the following components:

thousands                                                        1995        1994        1993
                                                                -------     -------     -------
Service costs-benefits earned in the period                     $ 3,415     $ 3,502     $ 2,785
Interest cost on projected benefit obligation                     2,991       2,895       2,612
Actual (return) loss on plan assets                              (9,227)      1,208      (3,675)
Amortization values and deferrals                                 6,165      (4,560)        111
Termination benefits                                                 --         346          --
                                                                -------     -------     -------
Pension cost                                                    $ 3,344     $ 3,391     $ 1,833
                                                                -------     -------     -------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

15. PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The special termination benefits incurred in 1994 relate to the closing of several plant locations.
     The Company had an additional minimum liability of $1,301,000 and $1,591,000 at December 31, 1995 and 1994, respectively, which represents the difference between the unfunded accumulated benefit obligation and the accrued pension cost related to the equalization plan. This liability was offset by an intangible asset of an equal amount.
     The funded status of the plans at December 31, 1995 and 1994 is as follows:

                                                              ASSETS EXCEED       ACCUMULATED
                                                               ACCUMULATED      BENEFITS EXCEED
                                                                BENEFITS            ASSETS
thousands                                                       (FUNDED)          (UNFUNDED)
                                                              -------------     ---------------
1995
Actuarial present value of:
  Vested benefit obligation                                      $29,549           $   3,913
  Accumulated benefit obligation                                  35,899               4,213
  Projected benefit obligation                                   $48,437           $   6,210
                                                                 -------           ---------
Plan assets at market value                                      $46,505           $      --
                                                                 -------           ---------
Projected benefit obligation in excess of plan assets            $(1,932)          $  (6,210)
  Unrecognized initial asset                                      (5,197)                 --
  Unrecognized loss                                                3,861               1,905
  Unrecognized prior service cost                                  1,467               1,261
  Adjustment required to recognize additional minimum
     liability                                                        --              (1,301)
                                                                 -------           ---------
Prepaid (accrued) pension cost                                   $(1,801)          $  (4,345)
                                                                 -------           ---------
1994
Actuarial present value of:
  Vested benefit obligation                                      $19,040           $   2,675
  Accumulated benefit obligation                                  23,896               3,535
  Projected benefit obligation                                   $33,668           $   4,387
                                                                 -------           ---------
Plan assets at market value                                      $37,734           $      --
                                                                 -------           ---------
Projected benefit obligation less than (in excess of) plan
  assets                                                         $ 4,066           $  (4,387)
  Unrecognized initial asset                                      (5,724)                 --
  Unrecognized loss                                                  469                 855
  Unrecognized prior service cost                                  1,784               1,483
  Adjustment required to recognize additional minimum
     liability                                                        --              (1,591)
                                                                 -------           ---------
Prepaid (accrued) pension cost                                   $   595           $  (3,640)
                                                                 -------           ---------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

15. PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The Company's assumptions used as of December 31 in determining the pension liability were as follows:

percent                                                                 1995     1994     1993
                                                                        ----     ----     ----
Discount rate                                                           7.25      8.0     7.25
Rates of increase in compensation levels                                 5.0      5.0      5.0
Long-term rate of return on plan assets                                  8.0      8.0      8.0

EMPLOYEE SAVINGS PLAN The Company has an employee savings plan (ESP) that is a defined contribution plan. The Company matches a portion of employees' contributions with shares of the Company's common stock. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $3,731,000, $3,579,000 and $3,426,000 during 1995, 1994 and 1993, respectively.

OTHER POSTRETIREMENT BENEFITS As of January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company recognized the cumulative transition obligation of $19,767,000 as the effect of an accounting change in the first quarter of 1993, resulting in a decrease to net income of $9,668,000 (net of $5,416,000 deferred income tax benefit).
     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees, including employees in foreign countries, may become eligible for these benefits if they reach retirement age while working for the Company. These benefits and similar benefits for active employees are provided through contributory and noncontributory benefit plans.
     Health care benefits are funded by contributions from the Company and its employees, with retiree contributions adjusted per the provisions of the Company's health care plans. The Company's current policy is to fund the cost of postretirement health care benefits on a pay-as-you-go basis. The Company's retiree life insurance plan is noncontributory and is currently fully funded through insurance premiums paid by the Company.
     The following table sets forth the Company's postretirement benefits other than pension combined liability as of December 31, 1995 and 1994:

                                                                             1995         1994
                                                                           --------    ----------
thousands
Accumulated postretirement benefit obligation
Retirees                                                                   $ (7,610)    $ (6,344)
Fully eligible active plan participants                                      (3,337)      (3,538)
Other active plan participant                                               (12,472)     (11,321)
                                                                           --------     --------
Total                                                                       (23,419)     (21,203)
Plan assets at fair value                                                        --           --
                                                                           --------     --------
Accumulated postretirement benefit obligation in excess of plan assets      (23,419)     (21,203)
Unrecognized net gain                                                        (4,343)      (3,887)
                                                                           --------     --------
Accrued postretirement benefit cost                                        $(27,762)    $(25,090)
                                                                           --------     --------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

15. PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT BENEFITS -- (CONTINUED)

     The Company charges postretirement benefits other than pensions as accrued, based on actuarial calculations for each plan. The net annual costs for postretirement benefits other than pensions for 1995 and 1994 included the following components:

thousands                                                                     1995       1994
                                                                             ------     ------
Service cost-benefits attributed to service during the period                $1,556     $1,575
Interest cost on accumulated obligation                                       1,674      1,863
Actual return on plan assets                                                     --       (260)
Special termination expense                                                      --         44
Recognized benefit gain                                                        (119)        --
                                                                             ------     ------
Net postretirement benefit cost                                              $3,111     $3,222
                                                                             ------     ------

     The Company's assumptions used as of December 31 in determining the accumulated postretirement benefit obligation shown above were as follows:

percent                                                                    1995          1994
                                                                         ---------    ----------
Discount rate                                                                 7.25           8.0
Rates of increase in compensation levels                                       5.0           5.0
Health care trend rate                                                    13.0-5.0      15.0-5.0

     The health care trend rate for the health care plans starts at the maximum rate for the current year and is gradually reduced to an ultimate rate for 2001 and later years. A change in the health care trend rate of one percent would change the annual cost in 1995 by approximately $522,000 and would change the accumulated postretirement benefit obligation in 1995 by approximately $3,089,000.

16.  CONTINGENCIES

ENVIRONMENTAL In January 1994, the Company received a Special Notice for Remedial Design/Remedial Action from the Environmental Protection Agency (EPA) in connection with the disposal of oil and gas exploration and production wastes at the PAB Oil Superfund site (the "Site") at Abbeville, Louisiana. The Company had previously received a Notice of Potential Liability from the EPA as one of the potentially responsible parties (PRP) in connection with this Site. In the Notice of Potential Liability, the EPA attributed 40 barrels of waste to the Company which was disposed of by a third-party contractor on behalf of the Company. In October 1994, Anadarko signed an Administrative Order on Consent with the EPA for $8,040 in settlement of the Company's potential liability. Anadarko concluded the settlement with the EPA in December 1995 for $8,040.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

16.  CONTINGENCIES -- (CONTINUED)

     On December 17, 1993, the Company received a notice from the Department of Justice in the State of California indicating the Company may be a PRP for the study, cleanup and closure of the waste facility owned by Geothermal, Inc. in Middletown, California (the "GI site"). Anadarko's records indicate the disposal of a limited number of barrels of drilling mud at the GI site in 1982. During the first quarter of 1994, the Company, along with other PRPs, became a party to a Cost Sharing, Joint Defense and Confidentiality Agreement, effective October 20, 1993. The Company believes its share of costs in connection with the cleanup of the GI site will be approximately $35,000 to $70,000 and will not have a material effect on its financial position, cash flows or results of operations.
     As part of the 1992 acquisition of properties from Atlantic Richfield Company (ARCO), the Company conducted an extensive environmental audit of the acquired properties. To the extent that significant environmental problems were found to exist during the audit, ARCO had contractually agreed, with certain limitations, to correct such problems or take back the affected properties and refund the pro rata share of the purchase price attributable to the properties pursuant to the terms of the underlying asset purchase and sale agreement. Periodic discussions with ARCO continue to be held to determine the level of compensation due the Company from ARCO for certain environmental conditions which have been found on the properties. The Company believes any liability in connection with any environmental conditions existing as of the date of purchase on the properties rests with ARCO and, as such, the Company believes it will not have any material potential liability related to the properties.

                         ANADARKO PETROLEUM CORPORATION
                       SUPPLEMENTAL QUARTERLY INFORMATION
                                  (UNAUDITED)

QUARTERLY FINANCIAL DATA

     The following table shows summary quarterly financial data for 1995 and 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Form 10-K.

                                                   FIRST        SECOND       THIRD        FOURTH
       thousands except per share amounts         QUARTER      QUARTER      QUARTER      QUARTER
                                                  --------     --------     --------     --------
1995
Operating revenues                                $102,827     $113,890     $ 99,283     $118,014
Operating income, pretax                            14,363       22,246        8,535       19,330
Net income                                        $  4,080     $  9,053     $  1,107     $  6,795
Earnings per common share                         $   0.07     $   0.15     $   0.02     $   0.12
1994
Operating revenues                                $133,629     $121,062     $112,511     $115,274
Operating income, pretax                            33,803       22,829       20,887       16,719
Net income                                        $ 17,062     $ 11,683     $ 10,305     $  2,049
Earnings per common share                         $   0.29     $   0.20     $   0.18     $   0.03

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS PRODUCTION

     The following is historical revenue and cost information relating to the Company's oil and gas operations. Excluded from amounts subject to amortization as of December 31, 1995 and 1994 are $245,577,000 and $262,825,000,
respectively, of costs associated with unevaluated properties and major development projects. The majority of the evaluation activities are expected to be completed within five years.

COSTS EXCLUDED FROM AMORTIZATION

                                                                                          EXCLUDED
                                                           YEAR COSTS INCURRED            COSTS AT
                                          PRIOR      --------------------------------     DEC. 31,
thousands                                 YEARS       1993         1994        1995         1995
                                         -------     -------     --------     -------     --------
Property acquisition                     $ 6,717     $14,673     $ 79,323     $ 3,970     $104,683
Exploration                               19,300      18,607       20,330      57,167      115,404
Capitalized interest                       1,802       5,510        7,245      10,933       25,490
                                         -------     -------     --------     -------     --------
Total                                    $27,819     $38,790     $106,898     $72,070     $245,577
                                         -------     -------     --------     -------     --------

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

thousands                                                                1995           1994
                                                                      ----------     ----------
UNITED STATES
Capitalized
  Unproved properties                                                 $  160,186     $  205,117
  Proved properties                                                    3,178,437      2,964,367
  Plant facilities                                                        17,600         16,063
                                                                      ----------     ----------
                                                                       3,356,223      3,185,547
Accumulated depreciation, depletion and amortization                   1,584,998      1,426,480
                                                                      ----------     ----------
Net capitalized costs                                                  1,771,225      1,759,067
                                                                      ----------     ----------
ALGERIA AND OVERSEAS
Capitalized
  Unproved properties                                                    100,128         82,308
  Proved properties                                                       62,411         29,045
                                                                      ----------     ----------
Net capitalized costs                                                    162,539        111,353
                                                                      ----------     ----------
TOTAL
Capitalized
  Unproved properties                                                    260,314        287,425
  Proved properties                                                    3,240,848      2,993,412
  Plant facilities                                                        17,600         16,063
                                                                      ----------     ----------
                                                                       3,518,762      3,296,900
Accumulated depreciation, depletion and amortization                   1,584,998      1,426,480
                                                                      ----------     ----------
Net capitalized costs                                                 $1,933,764     $1,870,420
                                                                      ----------     ----------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

thousands                                                      1995         1994         1993
                                                             --------     --------     --------
UNITED STATES -- Capitalized
Property acquisition
  Exploration                                                $  9,723     $ 87,747     $ 15,637
  Development                                                  26,022       16,005       27,806
Exploration                                                    76,056      115,486       84,457
Development                                                   113,401      132,846       80,122
                                                             --------     --------     --------
                                                              225,202      352,084      208,022
                                                             --------     --------     --------
CANADA -- Capitalized
Property acquisition
  Exploration                                                      --          987          273
  Development                                                      --        2,122           --
Exploration                                                        --          770        2,665
Development                                                        --        2,866        2,561
                                                             --------     --------     --------
                                                                   --        6,745        5,499
                                                             --------     --------     --------
ALGERIA AND OVERSEAS -- Capitalized
Property acquisition
  Exploration                                                      18           --           --
  Development                                                   6,848           --           --
Exploration                                                    44,675       37,713       32,898
Development                                                       901           88           --
                                                             --------     --------     --------
                                                               52,442       37,801       32,898
                                                             --------     --------     --------
TOTAL -- Capitalized
Property acquisition
  Exploration                                                   9,741       88,734       15,910
  Development                                                  32,870       18,127       27,806
Exploration                                                   120,731      153,969      120,020
Development                                                   114,302      135,800       82,683
                                                             --------     --------     --------
                                                             $277,644     $396,630     $246,419
                                                             --------     --------     --------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The following schedule includes only the revenues from the production and sale of gas, oil, condensate and NGLs. Results of operations from gas marketing and gas gathering are excluded. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas production.

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

thousands                                                      1995         1994         1993
                                                             --------     --------     --------
UNITED STATES
Net revenues from production
  Gas sold to consolidated affiliates                        $221,341     $253,667     $250,907
  Other sales of gas, oil and NGLs                            191,902      204,698      212,696
                                                             --------     --------     --------
                                                              413,243      458,365      463,603
Production (lifting) costs                                    126,189      121,023      119,832
Depreciation, depletion and amortization*                     153,648      161,308      154,450
                                                             --------     --------     --------
                                                              133,406      176,034      189,321
Income tax expense                                             46,041       61,983       66,928
                                                             --------     --------     --------
Results of operations                                          87,365      114,051      122,393
                                                             --------     --------     --------
*DD&A rate per net equivalent barrel                         $   3.88     $   4.01     $   4.26
                                                             --------     --------     --------
CANADA
Other sales of gas, oil and NGLs                                   --        9,046       13,945
Production (lifting) costs                                         --        4,052        5,611
Depreciation, depletion and amortization*                          --        2,763        6,110
                                                             --------     --------     --------
                                                                   --        2,231        2,224
Income tax expense                                                 --          556          580
                                                             --------     --------     --------
Results of operations                                              --        1,675        1,644
                                                             --------     --------     --------
*DD&A rate per net equivalent barrel                         $     --     $   3.35     $   4.92
                                                             --------     --------     --------
TOTAL
Net revenues from production
  Gas sold to consolidated affiliates                         221,341      253,667      250,907
  Other sales of gas, oil and NGLs                            191,902      213,744      226,641
                                                             --------     --------     --------
                                                              413,243      467,411      477,548
Production (lifting) costs                                    126,189      125,075      125,443
Depreciation, depletion and amortization                      153,648      164,071      160,560
                                                             --------     --------     --------
                                                              133,406      178,265      191,545
Income tax expense                                             46,041       62,539       67,508
                                                             --------     --------     --------
Results of operations                                        $ 87,365     $115,726     $124,037
                                                             --------     --------     --------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES

     The following table shows estimates prepared by the Company's engineers of proved reserves and proved developed reserves, net of royalty interests, of natural gas, crude oil, condensate and NGLs owned at year-end and changes in proved reserves during the last three years. Volumes for natural gas are in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch and volumes for oil, condensate and NGLs are in millions of barrels (MMBbls). Total volumes are in millions of energy equivalent barrels (MMEEBs). For this computation, one barrel is the equivalent of six thousand cubic feet. NGLs are included with oil and condensate reserves and the associated shrinkage has been deducted from the gas reserves.
     Algerian reserves are shown in accordance with the PSA. The reserves include estimated quantities allocated to Anadarko for recovery of costs and Algerian taxes and Anadarko's net equity share after recovery of such costs.
     Anadarko's reserves increased in 1995 primarily from exploration and development drilling and improved recovery. At year-end 1995, the Company had
92.5 MMBbls of proved reserves in Algeria, including 48.5 MMBbls that were added during 1995. Anadarko's reserves also increased in 1995 due to higher natural gas and crude oil prices at year-end 1995 compared to year-end 1994.
     The Company's reserves increased in 1994 primarily due to exploration and development drilling and improved recovery. During 1994, Anadarko added 44 MMBbls of oil reserves in Algeria, based on successful exploration drilling, preliminary development studies and the contractual rights granted under the PSA.
     The Company's reserve additions in 1993 came primarily from exploration and development drilling and improved recovery. Reserve revisions for 1993 included an increase of about 60 Bcf to reflect a portion of the effect of the Kansas Corporation Commission order which increased production allowables in the Hugoton Field. This was offset by a modest downward revision to prior estimates of oil and condensate reserves due to weak oil prices at year-end 1993.
     The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES -- (CONTINUED)

                             NATURAL GAS                  OIL, CONDENSATE AND NGLS                           TOTAL
                                (BCF)                             (MMBBLS)                                 (MMEEBS)
                       ------------------------      -----------------------------------      -----------------------------------
                       U.S.     CANADA    TOTAL      U.S.     CANADA    ALGERIA    TOTAL      U.S.     CANADA    ALGERIA    TOTAL
                       -----    ------    -----      -----    ------    -------    -----      -----    ------    -------    -----
PROVED RESERVES
DECEMBER 31, 1992      1,690       36     1,726       77.0      3.3         --      80.3      358.7      9.3         --     368.0
Revisions of prior
  estimates               59       --        59      (11.5)     0.2         --     (11.3)      (1.7)     0.1         --      (1.6)
Extensions,
  discoveries and
  other additions        220        6       226        8.6       --         --       8.6       45.3      1.2         --      46.5
Improved recovery         13       --        13        7.3      0.6         --       7.9        9.4      0.6         --      10.0
Purchases in place        13       --        13        3.5       --         --       3.5        5.7       --         --       5.7
Production              (159)      (3)     (162)      (9.8)    (0.7)        --     (10.5)     (36.3)    (1.2)        --     (37.5)
                       -----      ---     -----      -----     ----      -----     -----      -----     ----       ----     -----
DECEMBER 31, 1993      1,836       39     1,875       75.1      3.4         --      78.5      381.1     10.0         --     391.1
Revisions of prior
  estimates              134       --       134        2.5       --         --       2.5       24.9       --         --      24.9
Extensions,
  discoveries and
  other additions         76        2        78       30.9       --       44.0      74.9       43.5      0.4       44.0      87.9
Improved recovery          8       --         8       14.8       --         --      14.8       16.1       --         --      16.1
Purchases in place        59       --        59        4.4      0.4         --       4.8       14.2      0.4         --      14.6
Sales in place           (26)     (38)      (64)      (3.0)    (3.4)        --      (6.4)      (7.2)    (9.9)        --     (17.1)
Production              (173)      (3)     (176)     (11.3)    (0.4)        --     (11.7)     (40.2)    (0.9)        --     (41.1)
                       -----      ---     -----      -----     ----      -----     -----      -----     ----       ----     -----
DECEMBER 31, 1994      1,914       --     1,914      113.4       --       44.0     157.4      432.4       --       44.0     476.4
Revisions of prior
  estimates               29       --        29        2.6       --         --       2.6        7.5       --         --       7.5
Extensions,
  discoveries and
  other additions         70       --        70        7.6       --       48.5      56.1       19.3       --       48.5      67.8
Improved recovery         14       --        14       14.0       --         --      14.0       16.3       --         --      16.3
Purchases in place        18       --        18        6.9       --         --       6.9        9.8       --         --       9.8
Sales in place           (30)      --       (30)      (6.8)      --         --      (6.8)     (11.9)      --         --     (11.9)
Production              (172)      --      (172)     (11.0)      --         --     (11.0)     (39.6)      --         --     (39.6)
                       -----      ---     -----      -----     ----      -----     -----      -----     ----       ----     -----
DECEMBER 31, 1995      1,843       --     1,843      126.7       --       92.5     219.2      433.8       --       92.5     526.3
                       -----      ---     -----      -----     ----      -----     -----      -----     ----       ----     -----
PROVED DEVELOPED
  RESERVES
December 31, 1992      1,656       36     1,692       69.3      3.3         --      72.6      345.3      9.3         --     354.6
December 31, 1993      1,674       40     1,714       60.8      3.4         --      64.2      339.8     10.0         --     349.8
December 31, 1994      1,787       --     1,787       74.2       --         --      74.2      372.0       --         --     372.0
December 31, 1995      1,737       --     1,737       77.5       --         --      77.5      367.0       --         --     367.0

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

DISCOUNTED FUTURE NET CASH FLOWS

     Estimates of future net cash flows from proved reserves of gas, oil, condensate and NGLs were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". The amounts were prepared by the Company's engineers and are shown in the following table. The estimates are based on prices at year-end.
     Gas prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits are considered in determining the income tax expense.
     At December 31, 1995, the present value (discounted at ten percent) of future net revenues from Anadarko's proved reserves, before income taxes, was $2.56 billion (stated in accordance with the regulations of the Securities Exchange Commission and the Financial Accounting Standards Board). The increase of 27 percent in 1995 compared to 1994 is primarily due to the additions of proved reserves related to successful drilling in Algeria and offshore in the Gulf of Mexico as well as higher natural gas and crude oil prices at year-end 1995.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on the Company's consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

millions                                                         1995         1994         1993
                                                                ------       ------       ------
UNITED STATES
Future cash inflows                                             $5,621       $4,672       $4,700
Future production and development costs                          1,847        1,534        1,530
                                                                ------       ------       ------
Future net cash flows before income taxes                        3,774        3,138        3,170
10% annual discount for estimated timing of cash flows           1,712        1,386        1,402
                                                                ------       ------       ------
Discounted future net cash flows before income taxes             2,062        1,752        1,768
Future income taxes, net of 10% annual discount                    613          518          544
                                                                ------       ------       ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                               1,449        1,234        1,224
                                                                ------       ------       ------
CANADA
Future cash inflows                                                 --           --          102
Future production and development costs                             --           --           28
                                                                ------       ------       ------
Future net cash flows before income taxes                           --           --           74
10% annual discount for estimated timing of cash flows              --           --           30
                                                                ------       ------       ------
Discounted future net cash flows before income taxes                --           --           44
Future income taxes, net of 10% annual discount                     --           --           14
                                                                ------       ------       ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                                  --           --           30
                                                                ------       ------       ------
ALGERIA
Future cash inflows                                              1,907          835           --
Future production and development costs                            572          323           --
                                                                ------       ------       ------
Future net cash flows before income taxes                        1,335          512           --
10% annual discount for estimated timing of cash flows             836          252           --
                                                                ------       ------       ------
Discounted future net cash flows before income taxes               499          260           --
Future income taxes, net of 10% annual discount                    214          102           --
                                                                ------       ------       ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                                 285          158           --
                                                                ------       ------       ------
TOTAL
Future cash inflows                                              7,528        5,507        4,802
Future production and development costs                          2,419        1,857        1,558
                                                                ------       ------       ------
Future net cash flows before income taxes                        5,109        3,650        3,244
10% annual discount for estimated timing of cash flows           2,548        1,638        1,432
                                                                ------       ------       ------
Discounted future net cash flows before income taxes             2,561        2,012        1,812
Future income taxes, net of 10% annual discount                    827          620          558
                                                                ------       ------       ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                              $1,734       $1,392       $1,254
                                                                ------       ------       ------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

millions                                                        1995         1994         1993
                                                               ------       ------       ------
UNITED STATES
Beginning of year                                              $1,234       $1,224       $1,273
Sales and transfers of oil and gas produced, net of
  production costs                                               (287)        (337)        (338)
Net changes in prices and development and production costs        293         (361)        (186)
Extensions, discoveries, additions and improved recovery,
  less related costs                                              191          226          286
Development costs incurred during the period                       23            9            5
Revisions of previous quantity estimates                           20          137            1
Purchases of minerals in place                                     42           25           25
Sales of minerals in place                                        (60)         (39)          --
Accretion of discount                                             175          177          176
Net change in income taxes                                        (95)          26          (54)
Other                                                             (87)         147           36
                                                               ------       ------       ------
End of year                                                     1,449        1,234        1,224
                                                               ------       ------       ------
CANADA
Beginning of year                                                  --           30           29
Sales and transfers of oil and gas produced, net of
  production costs                                                 --           (5)          (8)
Net changes in prices and development and production costs         --           --           (4)
Extensions, discoveries, additions and improved recovery,
  less related costs                                               --            1            7
Revisions of previous quantity estimates                           --           --            1
Purchases of minerals in place                                     --            4           --
Sales of minerals in place                                         --          (48)          --
Accretion of discount                                              --            4            4
Net change in income taxes                                         --           14           (1)
Other                                                              --           --            2
                                                               ------       ------       ------
End of year                                                    $   --       $   --       $   30
                                                               ------       ------       ------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES -- (CONTINUED)

millions                                                        1995         1994         1993
                                                               ------       ------       ------
ALGERIA
Beginning of year                                              $  158       $   --       $   --
Net changes in prices and development and production costs         98           --           --
Extensions, discoveries, additions and improved recovery,
  less related costs                                              108          260           --
Development costs incurred during the period                        5           --           --
Accretion of discount                                              26           --           --
Net change in income taxes                                       (112)        (102)          --
Other                                                               2           --           --
                                                               ------       ------       ------
End of year                                                       285          158           --
                                                               ------       ------       ------
TOTAL
Beginning of year                                               1,392        1,254        1,302
Sales and transfers of oil and gas produced, net of
  production costs                                               (287)        (342)        (346)
Net changes in prices and development and production costs        391         (361)        (190)
Extensions, discoveries, additions and improved recovery,
  less related costs                                              299          487          293
Development costs incurred during the period                       28            9            5
Revisions of previous quantity estimates                           20          137            2
Purchases of minerals in place                                     42           29           25
Sales of minerals in place                                        (60)         (87)
Accretion of discount                                             201          181          180
Net change in income taxes                                       (207)         (62)         (55)
Other                                                             (85)         147           38
                                                               ------       ------       ------
End of year                                                    $1,734       $1,392       $1,254
                                                               ------       ------       ------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Election of Directors" in the Anadarko Petroleum Corporation Proxy Statement, dated March 18, 1996 ("Proxy Statement"), which is incorporated herein by reference.
     See list of "Executive Officers of the Registrant" appearing under Item 4 of this Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated by reference:

          (1) The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 32.

          (2) Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

    EXHIBIT                                                      ORIGINALLY FILED           FILE
    NUMBER                     DESCRIPTION                          AS EXHIBIT             NUMBER
    -------                    -----------                       ----------------          ------
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

  (d)            Revolving Credit Agreement dated as of      4.1 to Form S-8 dated          1-8968
                 May 24, 1994                                July 8, 1994

 *(e) Amendment to Revolving Credit Agreement, dated as of May 23, 1995

  (f)            Indenture, dated as of March 1, 1995,       4(a) to Form 10-Q for          1-8968
                 between Anadarko Petroleum Corporation      the quarter ended June
                 and the Chase Manhattan Bank, N.A.,         30, 1995
                 Trustee

  (g)            Distribution Agreement, dated as of         4(b) to Form 10-Q for          1-8968
                 March 9, 1995, for $300,000,000             the quarter ended June
                 Medium-Term Notes, Series A                 30, 1995

10(a) (i)        Tax Sharing Agreement, dated September      19(c)(i) to Form 10-Q          1-8968
                 30, 1986, among Panhandle Eastern           for quarter ended
                 Corporation, Centana Energy Corporation     September 30, 1986
                 and Anadarko Petroleum Corporation

      (ii)       Spin-Off Agreement, dated September 30,     10(a)(iii) to Form 10-K        1-8968
                 1986, between Panhandle Eastern             for year ended December
                 Corporation and Anadarko Petroleum          31, 1988
                 Corporation

    EXHIBIT                                                      ORIGINALLY FILED           FILE
    NUMBER                     DESCRIPTION                          AS EXHIBIT             NUMBER
---------------                -----------                       ----------------         --------
 10(a) (iii)     Global Settlement Agreement between         28(a) to Form 10-Q             1-8968
                 Panhandle Eastern Corporation and           for quarter ended
                 Anadarko Petroleum Corporation, dated       March 31, 1989
                 March 31, 1989

 10(b) (i)       Director Deferred Compensation Plan of      10(b)(viii) to Form 10-K       1-8968
                 Anadarko Petroleum Corporation,             for year ended December
                 effective January 1, 1987                   31, 1986

       (ii)      Director Deferred Compensation Agreement    19(a)(i) to Form 10-Q          1-8968
                 between Anadarko Petroleum Corporation      for quarter ended March
                 and each Director electing to               31, 1987
                 participate

       (iii)     Anadarko Petroleum Corporation Director     10(b)(ix) to Form 10-K         1-8968
                 Retirement Income Plan, effective           for year ended December
                 October 1, 1986                             31, 1986

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

       (xii)     Anadarko Petroleum Corporation Key          19(c)(v) to Form 10-Q          1-8968
                 Employee Contract of Employment             for quarter ended
                                                             September 30, 1986

    EXHIBIT                                                      ORIGINALLY FILED           FILE
    NUMBER                     DESCRIPTION                          AS EXHIBIT             NUMBER
---------------                -----------                       ----------------         --------
 10(b) (xiii)    Restatement of Key Employee Contract of     19(a) to Form 10-Q             1-8968
                 Employment                                  for quarter ended
                                                             June 30, 1988

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
                 electing to participate

       *(xix)    Anadarko Retirement Restoration Plan,
                 effective January 1, 1995

       *(xx)     Anadarko Savings Restoration Plan,
                 effective January 1, 1995

       *(xxi)    Plan Agreement for the Management Life
                 Insurance Plan between Anadarko
                 Petroleum Corporation and each Eligible
                 Employee, effective July 1, 1995

 10(c) (i)       Purchase and Sale Agreement by and          10(c)(i) to Form 8-K           1-8968
                 between Atlantic Richfield Company, a       dated January 13, 1993
                 Delaware Corporation, as Seller and
                 Anadarko Petroleum Corporation, a
                 Delaware corporation, as Purchaser,
                 dated December 8, 1992

*12              Computation of Ratios of Earnings to
                 Fixed Charges and Earnings to Combined
                 Fixed Charges and Preferred Stock
                 Dividends

*13              Portions of the Anadarko Petroleum
                 Corporation 1995 Annual Report to
                 Stockholders

*21              List of Significant Subsidiaries:
                 Anadarko Gathering Company,
                   a Delaware corporation,
                 Anadarko Trading Company,
                   a Delaware corporation,
                 Anadarko Algeria Corporation,
                   a Delaware Corporation

    EXHIBIT                                                      ORIGINALLY FILED           FILE
    NUMBER                     DESCRIPTION                          AS EXHIBIT             NUMBER
---------------  ----------------------------------------    ------------------------     --------
*23              Consents of Experts and Counsel
                 Consent of KPMG Peat Marwick LLP
*24              Powers of Attorney
*27              Financial Data Schedule
*99              Anadarko Petroleum Corporation Proxy
                 Statement, dated March 18, 1996

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

(b) REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 1995.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ANADARKO PETROLEUM CORPORATION

March 7, 1996                                 By             [MICHAEL E. ROSE]
                                              ----------------------------------------------
                                                 (Michael E. Rose, Senior Vice President,
                                                   Finance and Chief Financial Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 7, 1996.

                NAME AND SIGNATURE                            TITLE
                ------------------                            -----
(i)    Principal executive officer:*

              ROBERT J. ALLISON, JR.          Chairman of the Board,
       ------------------------------------   President and Chief Executive Officer
             (Robert J. Allison, Jr.)

(ii)   Principal financial officer:*

                 MICHAEL E. ROSE              Senior Vice President,
       ------------------------------------   Finance and Chief Financial Officer
                (Michael E. Rose)

(iii)  Principal accounting officer:*

                 JAMES R. LARSON              Vice President and Controller
       ------------------------------------
                (James R. Larson)

(iv)   Directors:*
              ROBERT J. ALLISON, JR.
                 CONRAD P. ALBERT
                   LARRY BARCUS
                   RONALD BROWN
                  JAMES L. BRYAN
                  JOHN R. GORDON
                CHARLES M. SIMMONS

---------------

*Signed on behalf of each of these persons and on his own behalf:

    By           [MICHAEL E. ROSE]
       ------------------------------------
       (Michael E. Rose, Attorney-in-Fact)