Form 10-Q
period 1996-03-31
ANADARKO PETROLEUM CORP
filed 1996-05-14
CIK 773910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended: March 31, 1996
                  Commission File Number: 1-8968
                      _____________________

                  ANADARKO PETROLEUM CORPORATION
      (Exact name of registrant as specified in its charter)


            Delaware                                         76-0146568
     (State of incorporation)                          (I.R.S. Employer Iden-
                                                           tification No.)

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

     The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1996 as shown below:

                                            Number of Shares
                 Title of Class                Outstanding

     Common Stock, $0.10 par value            59,154,516

(PAGE)
                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                             Three Months Ended
                                                  March 31
               thousands                       1996         1995
Revenues
Gas sales                                  $ 89,115     $ 58,532
Oil and condensate sales                     30,872       30,953
Natural gas liquids and other                15,720       13,342
Total                                       135,707      102,827

Cost and Expenses
Operating expenses                           26,533       27,454
Administrative and general                   15,199       14,090
Depreciation, depletion and amortization     42,938       36,704
Other taxes                                  10,140       10,216
Total                                        94,810       88,464

Operating Income                             40,897       14,363

Other Income and (Expenses)
Other income                                    198           59
Interest expense                             (9,502)      (8,012)

Income before Income Taxes                   31,593        6,410

Income Taxes                                 11,077        2,330

Net Income                                 $ 20,516     $  4,080


Per Common Share
Net income                                 $   0.35     $   0.07
Dividends                                  $  0.075     $  0.075

Average Number of Shares Outstanding         59,054       58,878












   See accompanying notes to consolidated financial statements.

(PAGE)
Item 1.  Financial Statements (continued)

                       ANADARKO PETROLEUM CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (Unaudited)



                                               March 31,       December 31,
                thousands                        1996              1995

ASSETS
Current Assets
Cash and cash equivalents                    $   13,390         $   17,090
Accounts receivable                             142,277            127,943
Inventories, at average cost                     16,549             14,859
Prepaid expenses                                  1,939              3,306
Total                                           174,155            163,198

Properties and Equipment
Original cost                                 3,784,771          3,717,672
Less accumulated depreciation, depletion
  and amortization                            1,671,750          1,628,922
Net properties and equipment - based on
  the full cost method of accounting for
  oil and gas properties                      2,113,021          2,088,750

Deferred Charges                                  7,902             15,099

                                             $2,295,078         $2,267,047






















        See accompanying notes to consolidated financial statements.

(PAGE)
Item 1.  Financial Statements (continued)

                       ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED BALANCE SHEET (continued)
                                (Unaudited)

                                                 March 31,    December 31,
               thousands                           1996          1995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                              $  108,530      $  153,502
  Banks                                            14,315          12,849
Accrued expenses
  Interest                                          8,570          10,729
  Taxes and other                                  10,133          13,393
Total                                             141,548         190,473

Long-term Debt                                    720,578         674,008

Deferred Credits
Deferred income taxes                             460,303         449,798
Other                                              44,686          43,074
Total                                             504,989         492,872

Stockholders' Equity
Common stock, par value $0.10
  (200,000,000 shares authorized,
  60,065,594 and 60,016,045 shares issued
  as of March 31, 1996 and December 31, 1995,
  respectively)                                     6,052           6,047
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no
  shares issued as of March 31, 1996
  and December 31, 1995)                              ---             ---
Paid-in capital                                   307,250         304,125
Retained earnings (as of March 31, 1996,
  $277,963,000 was not restricted as to the
  payment of dividends)                           672,540         656,455
Deferred compensation                              (2,379)         (2,808)
Executive and directors benefit trust, at market
  value (1,000,000 shares as of March 31, 1996
  and December 31, 1995)                          (55,500)        (54,125)
Total                                             927,963         909,694

                                               $2,295,078      $2,267,047






        See accompanying notes to consolidated financial statements.

(PAGE)
Item 1.  Financial Statements (continued)

                        ANADARKO PETROLEUM CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                       Three Months Ended
                                                            March 31
           thousands                                     1996        1995

Cash Flow from Operating Activities
Net income                                            $20,516     $ 4,080
Adjustments to reconcile net income to net cash
  from operating activities:
 Depreciation, depletion and amortization              42,938      36,704
 Amortization of restricted stock                         429         387
 Deferred income taxes                                 10,874       2,302
                                                       74,757      43,473
 (Increase) decrease in accounts receivable           (14,334)     26,666
 Increase in inventories                               (1,690)     (2,886)
 Decrease in accounts payable - trade and other       (44,972)     (5,641)
 Increase (decrease) in accrued expenses               (5,419)      7,313
 Other items - net                                      9,557       3,817
Net cash provided by operating activities              17,899      72,742

Cash Flow from Investing Activities
Additions to properties and equipment                 (68,431)    (83,854)
Sales and retirements of properties and equipment       1,472       2,103
Net cash used in investing activities                 (66,959)    (81,751)

Cash Flow from Financing Activities
Additions to debt                                      46,570     158,500
Retirements of debt                                       ---    (134,564)
Increase (decrease) in accounts payable, banks          1,466      (5,047)
Dividends paid                                         (4,431)     (4,417)
Issuance of common stock                                1,755       1,146
Issuance of treasury stock                                ---         240
Purchase of treasury stock                                ---        (240)
Net cash provided by financing activities              45,360      15,618

Net Increase (Decrease) in Cash and Cash Equivalents   (3,700)      6,609

Cash and Cash Equivalents at Beginning of Period       17,090       6,530

Cash and Cash Equivalents at End of Period            $13,390     $13,139







        See accompanying notes to consolidated financial statements.

(PAGE)
Item 1.  Financial Statements (continued)

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

2. Inventories     Inventories are stated at the lower of average cost or
market. NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                                March 31,       December 31,
           thousands                              1996             1995
 Materials and supplies                          $16,549          $13,969
 Natural gas liquids, stored in inventory            ---              412
 Natural gas, stored in inventory                    ---              478
                                                 $16,549          $14,859

3. Properties and Equipment     Oil and gas properties include costs of
$250,818,000 and $245,577,000 at March 31, 1996 and December 31, 1995,
respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.   Long-term Debt    A summary of long-term debt follows:

                                               March 31,        December 31,
         thousands                               1996              1995
 Notes Payable, Banks                          $182,700          $154,100
 Commercial Paper                                37,878            19,908
 8 3/4% Notes due 1998                          100,000           100,000
 8 1/4% Notes due 2001                          100,000           100,000
 6 3/4% Notes due 2003                          100,000           100,000
 5 7/8% Notes due 2003                          100,000           100,000
 7 1/4% Debentures due 2025                     100,000           100,000
                                               $720,578          $674,008

The notes payable to banks and commercial paper have been classified as long-term debt in accordance with Statement of Financial Accounting Standards
No. 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko's Bank Credit Agreements.

(PAGE)
Item 1.  Financial Statements (continued)

                  ANADARKO PETROLEUM CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (Unaudited)


5. Common Stock For the first quarter of 1996, dividends of seven and one-half cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $277,963,000 and $259,694,000 were not restricted as to the payment of dividends at March 31, 1996 and December 31, 1995, respectively.

6. Statement of Cash Flows Supplemental Information   The amounts of cash paid
for interest (net of amounts capitalized) and income taxes are as follows:

                                                   Three Months Ended
                                                        March 31
            thousands                                1996       1995
  Interest                                      $  11,043     $7,063
  Income taxes                                  $   2,532     $1,025

7.   Operating Expenses     Operating expenses by category are as follows:

                                                   Three Months Ended
                                                         March 31
              thousands                              1996       1995
  Oil and gas                                      $15,123   $15,821
  Plant, gathering and marketing                     7,470     8,644
  Gas purchases                                      3,585     2,705
  Other                                                355       284
                                                   $26,533   $27,454

8. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

(PAGE)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview of Operating Results

For the first quarter of 1996, Anadarko's net income was $20.5 million (35 cents per share) compared to net income of $4.1 million (seven cents per share) for the first quarter of 1995. Revenues for the first quarter of 1996 were $135.7 million compared to $102.8 million for the first quarter of 1995. The increase in net income and revenues is due primarily to higher prices for natural gas and crude oil and higher gas production volumes.

The following table shows the Company's volumes and prices for the three months ended March 31, 1996 and 1995.

                                            Three Months Ended
                                                  March 31          % Increase
                                          1996              1995    (Decrease)

Natural gas, million cubic feet          43,738           41,320        6
Price per thousand cubic feet          $   1.96         $   1.30       51

Crude oil and condensate,
 thousand barrels                         1,701            1,838       (7)
Price per barrel                       $  17.64         $  16.48        7

Natural gas liquids,
 thousand barrels                           988            1,014       (3)
Price per gallon                       $   0.34         $   0.31       10

See "Natural Gas Volumes, Prices and Markets" and "Crude Oil,
     Condensate and Natural Gas Liquids Volumes and Prices".

Costs and expenses during the first quarter of 1996 were $94.8 million, an increase of $6.3 million (seven percent) compared to $88.5 million for the first quarter of 1995. The increase is due primarily to higher depreciation, depletion and amortization (DD&A) expense related to the increase in production volumes of natural gas, higher DD&A rates, an increase in product sold from inventory and an increase in depreciation of general properties.

Interest expense for the first quarter of 1996 was $9.5 million, an increase of 19 percent compared to $8.0 million for the first quarter of 1995. The increase was due primarily to increases in average outstanding borrowings and interest rates, and lower amounts of capitalized interest.

Natural Gas Volumes, Prices and Markets     During the first quarter of 1996,
Anadarko produced 43.7 billion cubic feet (Bcf) or 480 million cubic feet per day (MMcf/d) of natural gas, up six percent compared to 41.3 Bcf or 459 MMcf/d of gas in the first quarter of 1995. In addition to sales of Anadarko gas, the Company, through its subsidiary, Anadarko Trading Company, marketed about 48 Bcf or 527 MMcf/d of third party gas during the first quarter of 1996 compared to 23 Bcf or 256 MMcf/d of third party gas during the same period of 1995.

(PAGE)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko's average gas price during the first quarter of 1996 was $1.96 per thousand cubic feet (Mcf), a 51 percent increase compared to $1.30 per Mcf in the first quarter of 1995.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices    Anadarko's
crude oil and condensate production for the first quarter of 1996 was 1.7 million barrels (MMBbls), or 19 thousand barrels per day (MBbls/d), compared to
1.8 MMBbls, or 20 MBbls/d, in the first quarter of 1995. The volume decline is due primarily to sales of producing properties in 1995.

Anadarko's average oil price was $17.64 per barrel in the first quarter of 1996, an increase of seven percent compared to $16.48 per barrel in the same period in 1995.

Generally, the Company's oil and condensate production is sold on a monthly basis as it is produced. Production of oil usually is not affected by volatility in market prices.

Anadarko's natural gas liquids (NGLs) sales volumes were down three percent to 988 thousand barrels (MBbls) at an average price of 34 cents per gallon for the first quarter 1996. This compares to 1,014 MBbls at an average price of 31 cents per gallon for the same period of 1995.

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

Capital Expenditures, Liquidity and Dividends

During the first quarter of 1996, Anadarko's capital spending (including capitalized interest and overhead) was $68.4 million compared to $83.3 million in the first quarter of 1995. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities.

The Company believes cash flows, including proceeds from divestitures, and existing available credit facilities will be sufficient to meet capital and operating requirements during 1996. However, Anadarko may pursue other financing options to reduce or stabilize interest costs.

(PAGE)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock outstanding. The dividend is payable on June 26, 1996 to stockholders of record on June 12, 1996. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $277,963,000 were not restricted as to the payment of dividends at March 31, 1996. The amount of future dividends for Anadarko will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

Exploration and Development Activities

During the first quarter of 1996, Anadarko participated in the drilling of a total of 61 wells, including 32 oil wells, 13 gas wells and 16 dry holes. This compares to a total of 81 wells in the first quarter of 1995, including 42 oil wells, 27 gas wells and 12 dry holes.

International

Algeria In February 1996, Anadarko and partners announced test results from the Hassi Berkine South (HBNS) No. 3 delineation well, drilled in Algeria's Sahara Desert. The well flowed 17,682 barrels of oil per day (BOPD) and 19.8 MMcf/d of gas, through a 90/64-inch choke with flowing tubing pressure of 1,341 pounds per square inch (psi). The well flowed 42 degree API gravity oil with no water, H2S or CO2.

The HBNS No. 3 well is located about five miles southwest of the HBNS No. 1B discovery well. The HBNS No. 1B well flowed 16,000 BOPD and 17.8 MMcf/d of gas. In April 1996, Anadarko and partners completed the HBNS No. 4, a field delineation well that tested 14,504 BOPD and 18 MMcf/d of gas. The HBNS No. 4 is located about two miles northwest of the HBNS No. 1B discovery well.

On behalf of Anadarko and partners, SONATRACH has applied to the Algeria Ministry of Energy for Provisional Exploitation Authorization (PEA) for Stage I production from wells in the HBN and HBNS Fields. Under the plans in the PEA application, Stage I production is expected to be about 40,000 BOPD (gross) beginning in 1997, based on Anadarko's best current estimates.

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

(PAGE)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Indonesia    In January 1996, results from the North Geragai No. 3 well were announced. The well flowed 2,800 BOPD and 2.4 MMcf/d of gas. The North Geragai No. 4 well was successfully completed; however, it was not tested. Correlative pay in the No. 4 well was confirmed by log analysis.

In the North Betara Field, the partners announced results from the No. 2 delineation well in April. The well flowed 12 MMcf/d of gas and 200 barrels of condensate per day (BCPD) through a one-inch choke. The gas content was approximately 55 percent CO2, consistent with the results from the No. 1 discovery well. Additional seismic studies and further delineation drilling will be conducted before commerciality can be determined.

United States - Offshore

Gulf of Mexico     In January 1996, the East Cameron 157 #A-4 was successfully recompleted, with the well flowing 12.2 MMcf/d of gas and 900 BCPD through a 5/16-inch choke. Anadarko owns a 100-percent working interest in this Field.

In March 1996, Anadarko and its partners announced their third subsalt discovery in the Gulf of Mexico's subsalt play. The Agate No. 1 well, located at Ship Shoal Block 361 tested from two separate zones in a single sand formation, with the well flowing 4,126 BOPD and 24 MMcf/d of gas. Located about six miles southwest of the Mahogany discovery, Agate is in about 400 feet of water. The close proximity of Agate to Mahogany creates some development advantages for this discovery. If the Agate discovery is proven commercial, the partners are considering producing Agate through the Mahogany platform, scheduled for installation in the third quarter of 1996. Phillips Petroleum Company (Phillips), the operator, and Anadarko each have a 50-percent working interest in the Agate discovery.

Also in March 1996, Anadarko and partners announced the Alexandrite prospect, drilled at Ship Shoal 337, encountered no commercial hydrocarbons and was plugged and abandoned. The well was drilled to a total depth of 17,851 feet. Anadarko and Phillips, the operator, each own a 37.5-percent working interest in Alexandrite. Amoco Production Company (Amoco) owns a 25-percent working interest.

In May 1996, Anadarko and partners announced successful results of the Mahogany #4 exploratory/appraisal well in the Mahogany subsalt field in the Gulf of Mexico. The well, located on Ship Shoal Block 359, encountered a gross pay interval of more than 180 feet between depths of 14,976 feet and 15,158 feet. The well, drilled to a total depth of 19,094 feet, was not tested. It will be temporarily abandoned and completed as a producing well after installation of the platform this summer. The productive zone encountered is the same zone tested in the 1993 discovery well, at rates of more than 7,200 BOPD and 7 MMcf/d of gas. The well did not reach the deepest exploratory targets due to drilling difficulties below the main field pay zone.

(PAGE)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Gulf of Mexico (continued)

Anadarko and its partners will begin immediately drilling the next Mahogany appraisal well and continue drilling operations until the end of June 1996. At that time, the semi-submersible drilling rig will be moved off location to make way for installation of the Mahogany platform and associated oil and gas pipelines. After platform installation, the Company and its partners will complete all previously drilled wells and resume development drilling using a platform drilling rig. This is expected to substantially reduce drilling costs and increase drilling efficiency. First production from the field is scheduled for December 1996.

Phillips is operator of the field and has a 37.5-percent working interest. Anadarko holds a 37.5-percent working interest and Amoco has a 25-percent working interest.


Lease Sale     On April 24, 1996, Anadarko was apparent high bidder on five of seven blocks at the Offshore Lease Sale #157 held in New Orleans, Louisiana. The sale was conducted by the Minerals Management Service for leases in the central Gulf of Mexico. If all leases are awarded, Anadarko's total expenditure will be $3.5 million (net) to the Company.

United States - Onshore

Southwest Kansas     In Stevens County, Kansas, the Morris I #1H, a Hugoton
infill development well, was completed flowing 930 thousand cubic feet per day (Mcf/d) of gas. Another infill development well, the Williams M #1-H, located in Morton County, Kansas, tested 1.0 MMcf/d of gas. The Company has a 100-percent working interest in both wells.

From the Adamson Field, located in Seward County, Kansas, the Wettstein A #3-10 tested at 4 MMcf/d of gas and 6 BCPD. Anadarko owns a 100-percent working interest in this well.

The Lambert "B" #1 produced 156 BOPD and 50 Mcf/d of gas in the Churchman Bible Field, located in Stevens County, Kansas. Anadarko owns an 80.9-percent working interest in this well.

From the Eubank Field in Haskell County, Kansas, three wells were completed in the first quarter of 1996. The Ray C #2 flowed 80 BOPD and 2 MMcf/d of gas. The Owens "A" #4 produced 70 BOPD and 720 Mcf/d of gas. The southwestern College A #2 produced 210 BOPD. Anadarko owns a 100-percent working interest in all three wells.

(PAGE)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Golden Trend Oklahoma     The Janovy "B" 1-33, located in the southwest Antioch
Field, was completed, flowing 181 BOPD and 519 Mcf/d of gas. The well is located in Garvin County, Oklahoma and Anadarko owns a 100-percent working interest.

Permian Basin West Texas   The Ketchum Mountain Field, located in Irion County,
Texas, is a primary area of focus for the Company's development drilling activities. In the first quarter of 1996, 11 wells were put on production in the Ketchum Mountain Field with combined production rates of 646 BOPD.
Anadarko owns a 100-percent working interest in the wells.

Acquisition of Gas Gathering Facility     In March 1996, Anadarko closed on the
second of two acquisitions announced in October 1994 from Panhandle Eastern Corporation (now PanEnergy Corp.). Combined, the acquisitions triple Anadarko's gathering capability to 480 MMcf/d.

The Panhandle Eastern Pipe Line (PEPL) gathering assets serve primarily Seward, Stevens and Morton Counties, Kansas and Texas County, Oklahoma. The acquisition includes approximately 1,150 miles of pipeline and serves nearly 1,000 Anadarko-operated wells and 200 third-party wells. The purchase also includes 16 compressor stations and about 75,000 horsepower of compression.
The new system currently moves more than 228 MMcf/d of gas, with about 75 percent coming from Anadarko-operated wells.

In October 1994, Anadarko took over operation of the Cimarron River System
(CRS). The CRS and PEPL gathering assets, along with Anadarko's existing Hugoton facilities, will be combined and operated as the Hugoton Gathering System (HGS).

(PAGE)
                   Part II.   OTHER INFORMATION


Item 1.         Legal Proceedings

Heritage Resources, Inc.  Litigation     Pursuant to an order of the 162nd
Judicial District Court for Dallas County, Texas, dated January 29, 1988, requiring all owners of interests in certain properties in Winkler County, Texas, to be joined as parties Plaintiff or parties Defendant, Anadarko has entered, as a party Plaintiff with certain other parties, a suit initially filed against Heritage Resources, Inc. (Heritage) by Tribal Drilling Company. The Plaintiffs, among other things, seek to have Heritage removed as operator of a well in which Plaintiffs own interests. The Defendants have asserted counterclaims against Anadarko and other Plaintiffs alleging that, among other things, the assertions of the Plaintiffs are frivolous and were made in bad faith and the Plaintiffs breached the joint operating agreements. In a companion case tried in Winkler County, Texas, to which Anadarko is not a party, a jury found in favor of certain of the defendants in the Dallas litigation and against some co-working interest owners and Plaintiffs involved in the Dallas litigation. The issues involved in this companion case were virtually identical to those pending in the Dallas County case.
An appeal has been taken from the Winkler County judgment and oral arguments were heard at the El Paso Court of Appeals in November 1995. The judgment, even if the appeal is unsuccessful, is not binding on Anadarko because Anadarko was not a party to the Winkler County lawsuit. The trial is now scheduled to begin on June 10, 1996. While the outcome of the litigation cannot be predicted, Anadarko's management believes that any recovery on the counterclaims in a material amount is remote.

(PAGE)
Item 6.         Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit                                             Original Filed        File
Number            Description                          Exhibit           Number

 3(a)   Restated Certificate of Incorporation   19(a)(i) to Form 10-Q    1-8968
        of Anadarko Petroleum Corporation,      for quarter ended
        dated August 28, 1986                   September 30, 1986

  (b)   By-laws of Anadarko Petroleum           19(a)(ii) to Form 10-Q   1-8968
        Corporation, as amended                 for quarter ended
                                                 September 30, 1986

*10(a)  Anadarko Petroleum Corporation 1993
        Stock Incentive Plan Stock Option
        Agreement

*10(b)  Anadarko Petroleum Corporation 1993
        Stock Incentive Plan Performance
        Share Agreement

*27     Financial Data Schedule

(b)    Reports on Form 8-K

       There were no reports filed on Form 8-K for the three months ended March 31, 1996.

(PAGE)

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                                 ANADARKO PETROLEUM CORPORATION
                                         (Registrant)





May 13, 1996                           [MICHAEL E.  ROSE]
                             Michael E. Rose - Senior Vice President,
                               Finance and Chief Financial Officer