Form 10-K405/A
period 1995-12-31
ANADARKO PETROLEUM CORP
filed 1996-06-27
CIK 773910

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

Common Stock, $0.10 par value ................    59,037,692
 Part of
Form 10-K                  Documents Incorporated by Reference

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


                                      ANADARKO PETROLEUM CORPORATION
                                              (Registrant)



June 26, 1996                              [MICHAEL E.  ROSE]
                                Michael E. Rose - Senior Vice President,
                                  Finance and Chief Financial Officer

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
       (Address, including zip code, of executive offices)

                          (713) 875-1101
                        (Telephone number)






==============================================================================

                  ANADARKO EMPLOYEE SAVINGS PLAN


           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                       FINANCIAL STATEMENTS
                                                                 Page

Statement of Net Assets Available for Benefits
 (with Fund Information), December 31, 1995                        1
Statement of Net Assets Available for Benefits
 (with Fund Information), December 31, 1994                        2
Statement of Changes in Net Assets Available for Benefits
 (with Fund Information), Year Ended December 31, 1995             3
Statement of Changes in Net Assets Available for Benefits
 (with Fund Information), Year Ended December 31, 1994             5
Notes to Financial Statements                                      7
Independent Auditors' Report                                      13


                            SCHEDULES

Schedule I - Item 27a - Schedule of Assets Held for
  Investment Purposes, December 31, 1995                         S-1
Schedule IV -Item 27d - Schedule of Reportable Transactions,
  Year Ended December 31, 1995                                   S-2

  All other schedules are omitted because they are not applicable, not required or the information is included in the Financial Statements or Notes thereto.

                                    ANADARKO EMPLOYEE SAVINGS PLAN
                            Statement of Net Assets Available for Benefits
                                        (with Fund Information)
                                           December 31, 1995

                                                  Company     PanEnergy  Growth Equity  Balanced      Money
ASSETS                                 Total     Stock Fund   Stock Fund      Fund        Fund     Market Fund
Investments, at fair value:
 Anadarko Petroleum Corporation -
  1,020,689 shares of common stock
  (cost $35,898,579)                $55,244,793  $55,244,793  $      ---  $      ---  $      ---  $       ---
 PanEnergy Corp -
  94,827 shares of common stock
  (cost $1,850,315)                   2,643,303          ---   2,643,303         ---         ---          ---
 Twentieth Century Growth Mutual Fund -
  280,594 units (cost $6,168,549)     5,440,712          ---         ---   5,440,712         ---          ---
 George Putnam Mutual Fund -
  368,153 units (cost $5,244,957)     5,706,374          ---         ---         ---   5,706,374          ---
 Money market investments            11,335,366      585,855      60,941         273         352   10,687,945
 Employee loans receivable            3,353,721    3,353,721         ---         ---         ---          ---
                                     83,724,269   59,184,369   2,704,244   5,440,985   5,706,726   10,687,945
Accrued interest and dividends
 receivable                             114,999       70,804         289           1         ---       43,905
Employee contribution receivable        611,887      355,872         ---     106,153      73,752       76,110
Employer receivable                       1,499        1,301         198         ---         ---          ---
Other assets                            180,838      122,634         ---       3,264       3,202       51,738

 Total Assets                        84,633,492   59,734,980   2,704,731   5,550,403   5,783,680   10,859,698

Liabilities                             127,997          ---         ---     127,997         ---          ---

Net assets available for benefits   $84,505,495  $59,734,980  $2,704,731  $5,422,406  $5,783,680  $10,859,698





                              See accompanying notes to financial statements.

                                      ANADARKO EMPLOYEE SAVINGS PLAN
                              Statement of Net Assets Available for Benefits
                                          (with Fund Information)
                                             December 31, 1994

                                                   Company     PanEnergy  Growth Equity   Balanced     Money
ASSETS                                   Total    Stock Fund   Stock Fund     Fund          Fund    Market Fund
Investments, at fair value:
 Anadarko Petroleum Corporation -
  985,320 shares of common stock
  (cost $32,915,726)                 $37,934,821  $37,934,821  $      ---  $       ---  $      ---  $       ---
 PanEnergy Corp -
  118,982 shares of common stock
  (cost $2,298,011)                    2,349,895          ---   2,349,895          ---         ---          ---
 Twentieth Century Growth Mutual Fund -
  191,560 units (cost $4,288,720)      3,589,842          ---         ---    3,589,842         ---          ---
 George Putnam Mutual Fund -
  269,782 units (cost $3,719,336)      3,482,899          ---         ---          ---   3,482,899          ---
 Money market investments              7,894,344    1,680,448      49,272          157         330    6,164,137
 Employee loans receivable             3,064,098    3,064,098         ---          ---         ---          ---
                                      58,315,899   42,679,367   2,399,167    3,589,999   3,483,229    6,164,137
Accrued interest and dividends
 receivable                               96,860       67,117         237           81         ---       29,425
Employee contribution receivable         648,649      371,374         ---      117,305      80,474       79,496
Employer receivable                        1,496        1,298         198          ---         ---          ---
Other assets                             257,234      245,809         ---        2,889       2,406        6,130

 Total Assets                         59,320,138   43,364,965   2,399,602    3,710,274   3,566,109    6,279,188

Liabilities                              230,108          ---         ---       63,991         ---      166,117

Net assets avaliable for benefits    $59,090,030  $43,364,965  $2,399,602   $3,646,283  $3,566,109   $6,113,071




                              See accompanying notes to financial statements.
                                                    -2-

                                   ANADARKO EMPLOYEE SAVINGS PLAN
                     Statement of Changes in Net Assets Available for Benefits
                                      (with Fund Information)
                                For the Year Ended December 31, 1995

                                                   Company    PanEnergy Growth Equity Balanced   Money
                                        Total     Stock Fund  Stock Fund     Fund       Fund  Market Fund
Investment income:
 Dividends on Anadarko Petroleum
  Corporation common stock          $   311,968  $   311,968  $     ---  $     ---  $    ---  $     ---
 Dividends on PanEnergy
  Corp common stock                      91,397          ---     91,397        ---       ---        ---
 Dividends on Twentieth Century
  Growth units                          740,484          ---        ---    740,484       ---        ---
 Dividends on George Putnam units       350,464          ---        ---        ---   350,464        ---
 Interest earned                        494,423       64,618      2,894         37        22    426,852
 Interest income on participant loans   233,095      233,095        ---        ---       ---        ---
 Other income                            38,931          ---     38,931        ---       ---        ---

  Total investment income             2,260,762      609,681    133,222    740,521   350,486    426,852

Investment expenses:
 Administrative expenses
  (fees and commissions)                 17,614       16,838        776        ---       ---        ---

  Net investment income               2,243,148      592,843    132,446    740,521   350,486    426,852

Realized gain on investments          1,425,993    1,206,795     40,986     98,549    79,663        ---

Unrealized appreciation (depreciation)
 of investments                     $16,262,540  $15,001,656   $751,791  $(133,906) $642,999   $    ---

                                                                                            (Continued)
                                                     -3-


                                   ANADARKO EMPLOYEE SAVINGS PLAN
               Statement of Changes in Net Assets Available for Benefits (Continued)
                                      (with Fund Information)
                                For the Year Ended December 31, 1995

                                              Company    PanEnergy  Growth Equity  Balanced       Money
                                   Total     Stock Fund  Stock Fund     Fund         Fund     Market Fund
Contributions:
 Employee                       $ 5,220,919 $ 3,019,615  $      ---    $ 847,603   $ 679,038  $   674,663
 Employer
   Cash                                 364         364         ---          ---         ---          ---
   Anadarko Petroleum
     Corporation common
     stock (82,573 shares)        3,539,722   3,539,722         ---          ---         ---          ---
                                  8,761,005   6,559,701         ---      847,603     679,038      674,663
 Interfund transfers                    ---  (5,089,857)   (258,636)     412,244     809,861    4,126,388
 Additional contributions
   resulting from forfeitures        70,145      70,145         ---          ---         ---          ---
   Total contributions            8,831,150   1,539,989    (258,636)   1,259,847   1,488,899    4,801,051

Withdrawals:
 Distributions to participants    3,277,221   1,901,123     361,458      188,888     344,476      481,276
 Forfeitures                         70,145      70,145         ---          ---         ---          ---

   Total withdrawals              3,347,366   1,971,268     361,458      188,888     344,476      481,276

Increase in net assets
 during the year                 25,415,465  16,370,015     305,129    1,776,123   2,217,571    4,746,627
Net assets at beginning of year  59,090,030  43,364,965   2,399,602    3,646,283   3,566,109    6,113,071

Net assets at end of year       $84,505,495 $59,734,980  $2,704,731   $5,422,406  $5,783,680  $10,859,698



                           See accompanying notes to financial statements.
                                                 -4-

                                    ANADARKO EMPLOYEE SAVINGS PLAN
                      Statement of Changes in Net Assets Available for Benefits
                                       (with Fund Information)
                                 For the Year Ended December 31, 1994
                                                    Company    PanEnergy  Growth Equity  Balanced   Money
                                         Total     Stock Fund  Stock Fund     Fund         Fund  Market Fund
Investment income:
 Dividends on Anadarko Petroleum
   Corporation common stock         $   263,585   $   263,585  $      ---  $     ---   $    ---  $    ---
 Dividends on PanEnergy
   Corp common stock                    111,709           ---     111,709        ---        ---       ---
 Dividends on Twentieth Century
   Growth units                         544,736           ---         ---    544,736        ---       ---
 Dividends on George Putnam units       225,335           ---         ---        ---    225,335       ---
 Interest earned                        371,013        64,196       1,933         88         14   304,782
 Interest income on participant loans   186,414       186,414         ---        ---        ---       ---

   Total investment income            1,702,792       514,195     113,642    544,824    225,349   304,782

Investment expenses:
 Administrative expenses
   (fees and commissions)                19,488        17,910       1,578        ---        ---       ---

   Net investment income              1,683,304       496,285     112,064    544,824    225,349   304,782

Realized loss on investments           (202,475)       (4,254)    (86,396)   (48,793)   (63,032)      ---

Unrealized depreciation
  of investments                    $(8,165,596)  $(6,922,403)  $(466,350) $(578,557) $(198,286) $    ---

                                                                                  (Continued)

                                                           -5-

                                   ANADARKO EMPLOYEE SAVINGS PLAN
               Statement of Changes in Net Assets Available for Benefits (Continued)
                                      (with Fund Information)
                                For the Year Ended December 31, 1994

                                             Company    PanEnergy  Growth Equity  Balanced       Money
                                  Total     Stock Fund  Stock Fund     Fund         Fund      Market Fund
Contributions:
 Employee                       $ 6,118,728  $ 3,287,320  $      ---   $1,049,058  $ 829,874  $  952,476
 Employer
   Cash                               1,454        1,454         ---          ---        ---         ---
   Anadarko Petroleum
     Corporation common
     stock (71,608 shares)        3,304,795    3,304,795         ---          ---        ---         ---
                                  9,424,977    6,593,569         ---    1,049,058    829,874     952,476
 Interfund transfers                    ---    4,547,398    (529,102)    (850,200)  (883,003) (2,285,093)
 Additional contributions
   resulting from forfeitures        25,361       25,361         ---          ---        ---         ---

   Total contributions            9,450,338   11,166,328    (529,102)     198,858    (53,129) (1,332,617)
Withdrawals:
 Distributions to participants    3,252,372    1,704,195     218,114       67,638    275,783     986,642
 Forfeitures                         25,361       25,361         ---          ---        ---         ---

   Total withdrawals              3,277,733    1,729,556     218,114       67,638    275,783     986,642

Increase (decrease) in net
 assets during the year            (512,162)   3,006,400  (1,187,898)      48,694   (364,881) (2,014,477)
Net assets at beginning of year   59,602,192  40,358,565   3,587,500    3,597,589  3,930,990   8,127,548

Net assets at end of year        $59,090,030 $43,364,965  $2,399,602   $3,646,283 $3,566,109  $6,113,071





                           See accompanying notes to financial statements.
                                                 -6-

                    ANADARKO EMPLOYEE SAVINGS PLAN

                     NOTES TO FINANCIAL STATEMENTS
            For the Years Ended December 31, 1994 and 1995



1. Summary of Significant Accounting Policies

Basis of Presentation   The accounts of the Anadarko Employee Savings Plan
(Plan) are maintained on an accrual basis.

Expenses All trustee fees, brokerage fees and other expenses incident to the administration of the Plan may be paid by Anadarko Petroleum Corporation (Anadarko, the Company or the Employer) and, if not paid by the Company, shall be paid by the Plan. In 1994 and 1995, the Company elected to pay the trustee fees for the Plan and presently intends to continue to do so although the Company can, at its discretion, discontinue this practice.

Investments   On each valuation date, as defined, securities held by the Plan are valued at fair value and the increase or decrease in the value of securities held, plus any net income or loss of the Plan, is allocated to the participants' accounts. Fair value is based on the closing market price of the securities at December 31. Security transactions are recorded on a trade-date basis.

For 1994 and 1995, realized gains and losses were based on the difference between market values of the withdrawn securities at the trade date and the market value at January 1, 1994 and 1995, respectively. If no shares existed at the beginning of the period, realized gains and losses reported on withdrawals of securities were based on the difference between market values of the withdrawn securities at the trade date and the average cost to the Plan.

Employee loans receivable are valued at amortized cost, which approximates fair value.

2. Description of the Plan

The Plan was adopted by the Company's Board of Directors and approved by its sole stockholder on August 27, 1986. The Plan has been subsequently restated and amended. Effective January 1, 1994, the Plan was amended and restated for administrative changes. The financial statements and accompanying notes relate to the Plan as in effect on December 31, 1995.

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

Contributions by a Member are always the Member's property and not subject to vesting. A Member has a 100% vested right to Employer matching contributions after three years of service or upon death, retirement, disability or a change in control of the Company. Subject to certain restrictions, Members may elect to have amounts distributed from the Plan to them prior to termination of employment through withdrawals or loans from the Plan. Contributions to the Plan are subject to certain limitations under the Code. Generally, employee contributions are withheld on the 25th of the month and sent to the Trustee by the first of the following month.

The Employer contribution account of an employee who terminates employment prior to the time that he or she is vested will be forfeited by the employee. For 1994 and 1995, employee forfeitures were $25,361 and $70,145, respectively. Forfeitures do not affect total equity of the Plan but merely reduce future Employer contributions.

3.Investment Programs

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

A Member may designate one of such options for all of the contributions to their tax-deferred savings account, their after-tax savings account and their rollover account or a Member may designate a percentage in 10% increments of such contributions to be invested pursuant to each option. Invested funds of Members, including Employer contributions, can be transferred between funds at the election of the Member, subject to certain restrictions as defined in the Plan. The amount of such transfers are reported as interfund transfers in the Statement of Changes in Net Assets Available for Benefits (with Fund Information).

As of December 31, 1995, a total of 501 members were investing their contribu-tions in the Company Stock Fund, 69 Members were investing their contributions in the Money Market Fund, 38 Members were investing their contributions in the Growth Equity Fund, 21 Members were investing their contributions in the Balanced Fund and 448 Members were investing their contributions in a combina-tion of funds.

                     ANADARKO EMPLOYEE SAVINGS PLAN

A separate stock fund (PanEnergy Stock Fund) was established to maintain the PanEnergy Corp (formerly Panhandle Eastern Corporation) (PanEnergy) common stock received under the Plan from the PanEnergy Corp and Participating Affiliates Employees' Stock Purchase and Savings Plan in 1987. Contributions or transfers of previously invested funds to the PanEnergy Stock Fund are not permitted. Members are allowed to transfer funds from the PanEnergy Stock Fund to any of the other funds. Dividends from PanEnergy common stock are reinvested in PanEnergy common stock.

In December 1995, the PanEnergy Stock Fund received $38,931 from settlement of a lawsuit that was filed against PanEnergy. The lawsuit was filed on behalf of participants due to alleged violations of federal securities laws including misrepresentations and non-disclosures to the public with regard to material facts relating to the financial condition of PanEnergy. The plaintiffs claimed that the effect of these actions caused stockholders to purchase PanEnergy common stock at artificially inflated prices from June 1990 through January 1991. The lawsuit was settled out of court and the Plan, as a participant in the PanEnergy dividend reinvestment program received its share of the settlement proceeds. The settlement was allocated to individuals based on the number of shares of PanEnergy common stock in their account as of December 31, 1990.

4. Federal Income Taxes

The Company has received a favorable determination letter from the Internal Revenue Service that (i) the Plan as restated effective January 1, 1989 met the requirements of section 401(a) of the Code and the Trust established thereunder is exempt from federal income tax under section 501(a) of the Code and (ii) the provisions of the Plan as restated effective January 1, 1989 regarding tax-deferred contributions constituted a qualified cash or deferred arrangement within the meaning of section 401(k) of the Code. The Plan was restated and amended, effective January 1, 1994, for administrative changes. The Company has received a favorable determination letter from the Internal Revenue
Service that the Plan, as restated and amended effective January 1, 1994, meets such requirements.

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

                          ANADARKO EMPLOYEE SAVINGS PLAN

Certain tax consequences apply upon withdrawal and distribution of amounts in a Member's accounts, therefore a Member should seek tax advice prior to requesting a withdrawal or distribution.

5.   Realized Gain (Loss) on Investments

The realized gain (loss) on investments for the years ended December 31, 1994 and 1995 were computed as follows:

                                 Company    PanEnergy  Growth Equity  Balanced
                      Total     Stock Fund  Stock Fund     Fund         Fund

   1994
   Total proceeds  $5,934,702   $2,018,972  $678,758   $1,477,679   $1,759,293
   Total costs      6,137,177    2,023,226   765,154    1,526,472    1,822,325
   Net realized
    loss             (202,475)      (4,254)  (86,396)     (48,793)     (63,032)

   1995
   Total proceeds   9,627,164    7,587,169   589,542      637,832      812,621
   Total costs      8,201,171    6,380,374   548,556      539,283      732,958
   Net realized
    gain           $1,425,993  $1,206,795   $ 40,986   $   98,549   $   79,663


                              ANADARKO EMPLOYEE SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS (Continued)

6.   Unrealized Appreciation (Depreciation) of Investments

A reconciliation of unrealized appreciation (depreciation) of investments at the beginning and end of 1994 and 1995 and the changes therein are as follows:

                                          Company    PanEnergy    Growth Equity  Balanced
                              Total      Stock Fund  Stock Fund        Fund        Fund

Appreciation (depreciation)
  at January 1, 1994       $13,223,617  $12,781,438   $   660,979   $(174,047)  $(44,753)

Sales and purchases
  during 1994                 (922,357)    (839,940)     (142,745)     53,726      6,602
Depreciation of securities
  during 1994               (8,165,596)  (6,922,403)     (466,350)   (578,557)   (198,286)

Appreciation (depreciation)
  at December 31, 1994       4,135,664    5,019,095        51,884    (698,878)   (236,437)

Sales and purchases
 during 1995                  (525,422)    (674,537)      (10,687)    104,947      54,855

Appreciation (depreciation)
 of securities during 1995  16,262,540   15,001,656       751,791    (133,906)    642,999
Appreciation (depreciation)
  at December 31, 1995     $19,872,782  $19,346,214   $   792,988   $(727,837)   $461,417

                                                    -12-

                  INDEPENDENT AUDITORS' REPORT



The Administrative Committee
Anadarko Employee Savings Plan:

We have audited the accompanying statements of net assets available for benefits (with fund information) and the related supplemental schedules, of the Anadarko Employee Savings Plan (the Plan), as of December 31, 1995 and 1994 and the related statements of changes in net assets available for benefits (with fund information), for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits (with fund information) of the Plan as of December 31, 1995 and 1994 and the changes in net assets available for benefits (with fund information) for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 as amended. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[KPMG Peat Marwick LLP]



Houston, Texas
June 26, 1996

                                                            Schedule I


                    ANADARKO EMPLOYEE SAVINGS PLAN
      Item 27a - Schedule of Assets Held for Investment Purposes
                           December 31, 1995


                                      Shares/Par       Fair
Description                             Value          Cost         Value


Common Stock:
 Anadarko Petroleum Corporation*       1,020,689    $35,898,579  $55,244,793
 PanEnergy Corp                           94,827      1,850,315    2,643,303
                                                     37,748,894   57,888,096
Mutual Funds:
 Twentieth Century Growth                280,594      6,168,549    5,440,712
 Putnam George A                         368,153      5,244,957    5,706,374
                                                     11,413,506   11,147,086

Money Market - Nations Prime Fund     11,335,366     11,335,366   11,335,366

Participant Loans
 (6% to 10% interest rates)                  ---      3,353,721    3,353,721

                                                    $63,851,487  $83,724,269

*Party-in-interest

                                                              Schedue IV

                                 ANADARKO EMPLOYEE SAVINGS PLAN
                         Item 27d - Schedule of Reportable Transactions
                               For the Year Ended December 31, 1995


                           Number of      Price/    Expenses   Historical    Revalued    Realized
Description              Transactions    Proceeds   Incurred      Cost         Cost      Gain/Loss
Purchases:
 Common Stock
   Anadarko Petroleum
     Corporation*             29       $ 5,146,547  $7,946   $       ---   $       ---  $      ---
 Money Market - Nations Prime
     Fund                    167       $15,188,225  $  ---   $       ---   $       ---  $      ---

Sales:
 Common Stock
   Anadarko Petroleum
     Corporation*             20       $ 6,382,816  $8,892   $ 4,518,322   $ 5,023,583  $1,359,233
 Money Market - Nations Prime
     Fund                    144       $11,747,238  $  ---   $11,747,238   $11,747,238  $      ---



"Reportable transactions" represent a single or series of related transactions that exceeds 5% of the fair market value of Plan assets at the beginning of the year.


*Party-in-interest

                                                             Exhibit



                    INDEPENDENT AUDITORS' CONSENT





The Administrative Committee
Anadarko Employee Savings Plan:


We consent to incorporation by reference in the Registration Statement (File No. 33-8643) on Form S-8 and S-3 of Anadarko Petroleum Corporation of our report dated June 26, 1996, relating to the statements of net assets available for benefits (with fund information) including the related supplemental schedules, of the Anadarko Employee Savings Plan as of December 31, 1995 and 1994 and the related statements of changes in net assets available for benefits (with fund information), for each of the years in the two-year period ended December 31, 1995, which report appears in the December 31, 1995 Annual Report on Form 11-K of the Anadarko Employee Savings Plan.

[KPMG Peat Marwick LLP]



Houston, Texas
June 26, 1996