Form 10-Q
period 1996-06-30
ANADARKO PETROLEUM CORP
filed 1996-08-13
CIK 773910

==============================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended: June 30, 1996
                   Commission File Number: 1-8968

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







     The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1996 is shown below:

                                             Number of Shares
         Title of Class                        Outstanding

  Common Stock, $0.10 par value                59,254,290


==============================================================================

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)

                                        Three Months Ended  Six Months Ended
                                              June 30            June 30
       thousands                          1996      1995      1996     1995

Revenues
Gas sales                               $ 88,070  $ 69,323  $177,185 $127,855
Oil and condensate sales                  34,894    34,434    65,766   65,387
Natural gas liquids and other             12,124    10,133    27,844   23,475
Total                                    135,088   113,890   270,795  216,717

Cost and Expenses
Operating expenses                        27,918    24,712    54,451   52,166
Administrative and general                19,499    14,832    34,698   28,922
Depreciation, depletion and
  amortization                            40,268    42,130    83,207   78,834
Other taxes                               10,276     9,970    20,415   20,186
Total                                     97,961    91,644   192,771  180,108

Operating Income                          37,127    22,246    78,024   36,609

Other Income and (Expenses)
Other income                                 147       213       345      272
Interest expense                          (9,600)   (9,012)  (19,102) (17,024)

Income before Income Taxes                27,674    13,447    59,267   19,857

Income Taxes                              10,046     4,394    21,123    6,724

Net Income                              $ 17,628  $  9,053  $ 38,144 $ 13,133

Per Common Share
Net income                              $   0.30  $   0.15  $   0.65 $   0.22
Dividends                               $  0.075  $  0.075  $   0.15 $   0.15

Average Number of Shares Outstanding      59,162    58,910    59,108   58,894











     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                              (Unaudited)



                                                     June 30,    December 31,
                thousands                               1996          1995

ASSETS
Current Assets
Cash and cash equivalents                          $   17,165     $   17,090
Accounts receivable                                   125,761        127,943
Inventories, at average cost                           18,410         14,859
Prepaid expenses                                          794          3,306
Total                                                 162,130        163,198

Properties and Equipment
Original cost                                       3,867,099      3,717,672
Less accumulated depreciation, depletion
  and amortization                                  1,712,938      1,628,922
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                        2,154,161      2,088,750

Deferred Charges                                       15,169         15,099

                                                   $2,331,460     $2,267,047




















     See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                       CONSOLIDATED BALANCE SHEET (continued)
                               (Unaudited)

                                                      June 30,   December 31,
                  thousands                             1996        1995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                                   $  113,063    $  153,502
  Banks                                                 16,543        12,849
Accrued expenses
  Interest                                              10,482        10,729
  Taxes and other                                       13,727        13,393
Total                                                  153,815       190,473

Long-term Debt                                         715,155       674,008

Deferred Credits
Deferred income taxes                                  465,974       449,798
Other                                                   50,326        43,074
Total                                                  516,300       492,872

Stockholders' Equity
Common stock, par value $0.10
  (200,000,000 shares authorized,
  60,179,985 and 60,016,045 shares issued
  as of June 30, 1996 and December 31, 1995,
  respectively)                                          6,063         6,047
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no
  shares issued as of June 30, 1996
  and December 31, 1995)                                   ---           ---
Paid-in capital                                        314,592       304,125
Retained earnings (as of June 30, 1996,
  $296,190,000 was not restricted
  as to the payment of dividends)                      685,728       656,455
Deferred compensation                                   (2,060)       (2,808)
Executives and directors benefit trust,
  at market value (1,000,000 shares
  as of June 30, 1996 and December 31, 1995)           (58,000)      (54,125)
Treasury stock (2,441 shares as of June 30, 1996)         (133)          ---
Total                                                  946,190       909,694

                                                    $2,331,460    $2,267,047




      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                           Six Months Ended
                                                               June 30
                  thousands                               1996         1995

Cash Flow from Operating Activities
Net income                                            $ 38,144     $ 13,133
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation, depletion and amortization            83,207       78,834
    Amortization of restricted stock                       868          819
    Deferred income taxes                               17,656        6,624
                                                       139,875       99,410
    Decrease in accounts receivable                      2,182       21,176
    Increase in inventories                             (3,551)      (2,674)
    Decrease in accounts payable - trade and
      other                                            (40,439)     (29,684)
    Increase in accrued expenses                            87        7,162
    Other items - net                                    7,980        6,466
Net cash provided by operating activities              106,134      101,856

Cash Flow from Investing Activities
Additions to properties and equipment                 (151,756)    (121,561)
Sales and retirements of properties and equipment        3,373        2,591
Net cash used in investing activities                 (148,383)    (118,970)

Cash Flow from Financing Activities
Additions to debt                                       41,147      155,000
Retirements of debt                                        ---     (117,561)
Increase (decrease) in accounts payable, banks           3,694       (8,228)
Dividends paid                                          (8,871)      (8,913)
Issuance of common stock                                 6,487        1,891
Issuance of treasury stock                                 475          252
Purchase of treasury stock                                (608)        (252)
Net cash provided by financing activities               42,324       22,189

Net Increase in Cash and Cash Equivalents                   75        5,075

Cash and Cash Equivalents at Beginning of Period        17,090        6,530

Cash and Cash Equivalents at End of Period            $ 17,165     $ 11,605









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

2. Inventories   Inventories are stated at the lower of average cost or market.
 NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                                      June 30,    December 31,
               thousands                                1996          1995
     Materials and supplies                            $18,392      $13,969
     Natural gas liquids, stored in inventory               18          412
     Natural gas, stored in inventory                      ---          478
                                                       $18,410      $14,859

3. Properties and Equipment     Oil and gas properties include costs of
 $256,557,000 and $245,577,000 at June 30, 1996 and December 31, 1995,
 respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4. Long-term Debt     A summary of long-term debt follows:

                                                      June 30,  December 31,
             thousands                                  1996        1995
  Notes Payable, Banks                                $162,100     $154,100
  Commercial Paper                                      53,055       19,908
  8 3/4% Notes due 1998                                100,000      100,000
  8 1/4% Notes due 2001                                100,000      100,000
  6 3/4% Notes due 2003                                100,000      100,000
  5 7/8% Notes due 2003                                100,000      100,000
  7 1/4% Debentures due 2025                           100,000      100,000
                                                      $715,155     $674,008

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

5. Common Stock For the second quarter of 1996, dividends of seven and one-half cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $296,190,000 and $259,694,000 were not restricted as to the payment of dividends at June 30, 1996 and December 31, 1995, respectively.

6. Statement of Cash Flows Supplemental Information The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:
                                                           Six Months Ended
                                                               June 30
           thousands                                        1996      1995
  Interest                                                $18,931   $14,161
  Income taxes                                            $ 3,905   $ 1,008

7.   Operating Expenses     Operating expenses by category are as follows:

                                     Three Months Ended       Six Months Ended
                                          June 30                 June 30
               thousands                 1996      1995         1996      1995
    Oil and gas                        $17,165  $16,512      $32,288   $32,348
    Plant, gathering and marketing       8,117    5,748       15,587    13,608
    Gas purchases                        2,476    2,158        6,061     4,863
    Other                                  160      294          515     1,347
                                       $27,918  $24,712      $54,451   $52,166

8. Subsequent Event

 Kansas Ad Valorem Tax     The Natural Gas Policy Act of 1978 (NGPA) allowed a
 "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.

                  ANADARKO PETROLEUM CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            (Unaudited)


8. Subsequent Event (Continued)

 On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. FERC clarified the effective date of its decision by an order dated May 19, 1994. The clarification provided that the June 28, 1988 effective date applies to tax bills rendered after that date, not sales made on or after that date. Based on Anadarko's interpre-tation of FERC's orders, $700,000 (pre-tax) was charged against income in 1994, in addition to $130,000 (pre-tax) charged against income in 1993. Numerous parties filed appeals of FERC's action in the D.C. Circuit. Anadarko, together with other natural gas producers, challenged FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA; and (2) FERC's ruling should, in any event, have been applied prospectively. Other parties separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.

 The D.C. Circuit issued its decision on August 2, 1996 which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. If further judicial review of the decision is unsuccessful, the pursuit of other judicial and regulatory relief from the application of this decision to the Company will be considered. The Company is unable at this time to predict the final outcome of this matter. If, however, the August 2, 1996 decision is not reversed or modified by judicial review and if Anadarko is unable to limit application of the decision to the Company, Anadarko estimates the maximum amount of the principal and interest at issue is approximately $35 million (pre-tax) as of June 30, 1996.

9. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of June 30, 1996 and December 31, 1995, the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview of Operating Results

For the second quarter of 1996, Anadarko's net income was $17.6 million
(30 cents per share), an increase of 95 percent, compared to net income of $9.1 million (15 cents per share) for the second quarter of 1995. Revenues for the second quarter of 1996 were $135.1 million, up 19 percent compared to $113.9 million for the second quarter of 1995.

For the first six months of 1996, Anadarko's net income was $38.1 million (65 cents per share) an increase of 190 percent compared to net income of $13.1 million (22 cents per share) for the same period of 1995. Revenues for the first six months of 1996 were $270.8 million, an increase of 25 percent compared to $216.7 million for the same period of 1995. The increases in net income and revenues for the second quarter and the first six months of 1996 are due primarily to significantly higher prices for natural gas, crude oil and natural gas liquids (NGLs).

The following table shows the Company's volumes and U.S. prices for the three and six months ended June 30, 1996 and 1995:


                                               Three Months Ended
                                                     June 30        % Increase
                                                  1996      1995    (Decrease)

  Natural gas, Bcf                                 40.4      43.5         (7)
  Average daily volumes, MMcf/d                     444       479         (7)
  Price per Mcf                                 $  2.04   $  1.46         40

  Crude oil and condensate, MBbls                 1,670     1,936        (14)
  Average daily volumes, MBOD                        18        21        (14)
  Price per barrel                              $ 19.83   $ 17.44         14

  Natural gas liquids, MBbls                        779       754          3
  Average daily volumes, MBOD                         9         8        ---
  Price per gallon                              $  0.34   $  0.30         13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



                                                Six Months Ended
                                                    June 30        % Increase
                                                 1996      1995    (Decrease)

  Natural gas, Bcf                                84.1      84.9        (1)
  Average daily volumes, MMcf/d                    462       469        (1)
  Price per Mcf                                $  1.99   $  1.38        44

  Crude oil and condensate, MBbls                3,372     3,774       (11)
  Average daily volumes, MBOD                       19        21       (10)
  Price per barrel                             $ 18.73   $ 16.97        10

  Natural gas liquids, MBbls                     1,767     1,768       ---
  Average daily volumes, MBOD                       10        10       ---
  Price per gallon                             $  0.34   $  0.31        10

  See "Natural Gas Volumes and Prices" and "Crude Oil,
        Condensate and Natural Gas Liquids Volumes and Prices".

Costs and expenses during the second quarter of 1996 were $98.0 million, an increase of seven percent compared to $91.6 million for the second quarter of 1995. The increase was mostly related to higher administrative and general expenses related to an increase in employee salaries and benefits and operating expenses related to higher gas gathering expenses.

For the first six months of 1996, costs and expenses totaled $192.8 million, an increase of seven percent compared to $180.1 million for the first six months of 1995. The increase is primarily due to higher depreciation, depletion and amortization expense related to an increase in depreciation of general properties, and higher administrative and general expenses related to an increase in employee salaries and benefits and higher operating expenses related to higher gas gathering expenses.

Interest expense for the second quarter of 1996 increased seven percent to $9.6 million compared to $9.0 million for the second quarter of 1995. For the first six months of 1996, interest expense was $19.1 million, an increase of 12 percent compared to $17.0 million for the same period of 1995. The increases are due primarily to higher levels of borrowings in 1996.

Natural Gas Volumes and Prices     During the second quarter of 1996, Anadarko
produced 40.4 billion cubic feet (Bcf) or 444 million cubic feet per day (MMcf/d) of natural gas, down seven percent compared to 43.5 Bcf or 479 MMcf/d of gas in the second quarter of 1995. In addition to sales of Anadarko gas, the Company marketed about 46 Bcf or 511 MMcf/d of third-party gas during the second quarter of 1996 compared to 24 Bcf or 266 MMcf/d during the second quarter of 1995. Anadarko's average U.S. wellhead gas price during the second quarter of 1996 was $2.04 per thousand cubic feet (Mcf), a 40 percent increase from $1.46 per Mcf in the second quarter of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


For the first half of 1996, Anadarko produced 84.1 Bcf or 462 MMcf/d of gas, down one percent compared to 84.9 Bcf or 469 MMcf/d of gas for the same period of 1995. In addition to sales of Anadarko gas, the Company also marketed about 94 Bcf or 519 MMcf/d of third-party gas in the first half of 1996 compared to 47 Bcf or 261 MMcf/d in the same period of 1995. The Company's average U.S. wellhead gas price for the first six months of 1996 was $1.99 per Mcf, a 44 percent increase compared to $1.38 per Mcf for the same period of 1995.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices    Anadarko's
crude oil and condensate production for the second quarter of 1996 decreased 14 percent to 1.7 million barrels (MMBbls) or 18 thousand barrels of oil per day
(MBOD) compared to 1.9 MMBbls or 21 MBOD in the second quarter of 1995. Anadarko's average U.S. oil price was up 14 percent to $19.83 per barrel in the second quarter of 1996 compared to $17.44 per barrel for the same period in 1995.

For the first six months of 1996, crude oil and condensate production was 3.4 MMBbls or 19 MBOD, a decrease of 11 percent compared to 3.8 MMBbls or 21 MBOD for the same period of 1995. Anadarko's average U.S. oil price for the first half of 1996 was $18.73 per barrel, an increase of 10 percent compared to $16.97 per barrel for the same period of 1995.

The volume declines in both periods are due primarily to sales of producing properties in 1995.

NGLs sales volumes were up three percent to 779 thousand barrels (MBbls) at an average price of 34 cents per gallon for the second quarter of 1996. This compares to 754 MBbls at an average price of 30 cents per gallon for the same period of 1995.

NGLs volumes for the first six months of 1996 were 1.8 MMBbls, which was equal to volumes in the first half of 1995. The Company's NGLs price per gallon increased 10 percent in the first half of 1996 to 34 cents per gallon compared to 31 cents per gallon in the first six months of 1995.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Expenditures, Liquidity and Dividends

During the first six months of 1996, Anadarko's capital spending (including capitalized interest and overhead) was $151.7 million compared to $121.0 million in the same period of 1995. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities.

The Company believes cash flows, including proceeds from divestitures, and existing available credit facilities will be sufficient to meet capital and operating requirements during 1996. However, Anadarko may pursue other financing options to reduce or stabilize interest costs.

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock outstanding. The dividend is payable on September 25, 1996 to stockholders of record on September 11, 1996. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $296,190,000 were not restricted as to the payment of dividends at June 30, 1996. The amount of future dividends for Anadarko will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

Exploration and Development Drilling

During the second quarter of 1996, Anadarko participated in a total of 55 wells, including 28 oil wells, 18 gas wells and nine dry holes. This compares to a total of 76 wells, including 37 oil wells, 25 gas wells and 14 dry holes during the second quarter of 1995. For the first six months of 1996, Anadarko participated in a total of 116 wells, including 60 oil wells, 31 gas wells and 25 dry holes. This compares to a total of 153 wells, including 79 oil wells, 52 gas wells and 22 dry holes during the first six months of 1995. Following is a listing of significant activity during the second quarter of 1996.

International
Algeria

In July 1996, Anadarko and partners received a Provisional Exploitation Authorization (PEA) from the Government of Algeria for wells in two crude oil fields in the southeastern Sahara Desert. Both Fields, the Hassi Berkine (HBN) and the Hassi Berkine South (HBNS), are on Block 404 in the Ghadames Basin. Contracts for equipment and engineering and construction services necessary to begin production are being negotiated. At this time, it is anticipated that production will begin in early 1998. See Additional Factors Affecting Business and Forward Looking Statements under Item 7, pages 28-29, of the 1995 Form 10-K.

The drilling rig used on the Berkine Northeast No. 1 (BKNE-1) was released from location on May 20, 1996. The well, which was drilled in the Ghadames Basin on Block 404, was cased and suspended for future testing and evaluation. The rig was transported to the Berkine East No. 4 (BKE-4) location, also on Block 404, and is currently drilling. The El Merk East No. 2 (EME-2) on Block 208 spud July 20, 1996. The EME-2 well will evaluate the El Merk East No. 1 (EME-1) discovery made in 1994.

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

Indonesia

Anadarko and partners filed a Plan of Development in June 1996 for the North Geragai Field with Pertamina, the state oil company of Indonesia. The North Geragai Field was discovered in the first quarter of 1995. Anadarko Indonesia Company, Jabung, a wholly owned subsidiary of Anadarko, holds a 33.33-percent participating interest in the Indonesia venture.

United States - Offshore

Gulf of Mexico

Drilling operations on the Mahogany No. 5 development well, at Ship Shoal South Addition 349/359, were suspended temporarily to allow for the installation of the production platform in August 1996. The No. 5 well was drilled to the top of salt, casing was set and the wellbore was temporarily plugged. The production platform will be set in place during the third quarter of 1996, on which a drilling rig will be installed to complete the four wells drilled to date. Afterwards, drilling operations will resume on the No. 5 well.
Production from the Mahogany platform should commence in December 1996.
Initial production from the wells drilled to date is expected to be about 22,000 barrels of oil per day (BOPD) and 30 MMcf/d of gas. The drilling of additional development wells is expected to increase production. The platform has the capacity to handle 45,000 BOPD and 100 MMcf/d of gas through a maximum of 20 wellbores. Anadarko has a 37.5-percent working interest in the Mahogany project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



United States - Onshore

Southwest Kansas

The Beaty Trust "A" #1 flowed 4.1 MMcf/d of gas and 2 BOPD. The well is located in the Angman Field of Seward County, Kansas. Anadarko owns a 100-percent working interest in the well. Located in the Eubank Field of Haskell County, Kansas, the Ray "C" #4 flowed 2.0 MMcf/d of gas and 2 BOPD. Anadarko owns a 100-percent working interest in the well.

Three wells were completed in Stevens County, Kansas, during the second quarter of 1996. The Brollier "D" #2H, produced 479 thousand cubic feet per day (Mcf/d) of gas. Anadarko owns a 50-percent working interest in the well. The Lahey "B" #1, located in the Cave West Field, produced 655 Mcf/d of gas and 5 barrels of condensate per day (BCPD). Anadarko owns a 97.7-percent working interest in this well. The Ratzlaff "B" #3 was completed in the Gentzler SW Field flowing
2.1 MMcf/d of gas and 8 BCPD. Anadarko owns a 94-percent working interest in this well.

Central Oklahoma

The Sanford #1-12A, located in the West Panhandle Field, flowed 6.5 MMcf/d of gas. Anadarko owns a 100-percent working interest in this well.

The Eichwald "A" #3 well, located in the Ivanhoe Field in Beaver County, Oklahoma,flowed 1.7 MMcf/d of gas and 5 BCPD. Anadarko owns a 50-percent working interest in this well.

From the Campbell East Field in Major and Woods Counties, Oklahoma, the Barnes 17 #2 well flowed 680 Mcf/d of gas. Anadarko owns a 40-percent working interest in this well.

The Mitchell "B" #1-22, located in Purdy Field of Garvin County, Oklahoma, flowed 1.2 MMcf/d of gas and 67 BOPD. The closest well producing from the same interval is about three miles away. Anadarko owns a 99.7-percent working interest in the well.

Permian Basin

In the Ketchum Mountain (Clearfork) Field, located in Irion County, Texas, the Scott "32" #3206 flowed 93 BOPD. Anadarko owns a 100-percent working interest in this well. In the same Field, two wells were completed on the Sugg Lease. The Sugg "5" #513 produced 115 BOPD and 50 Mcf/d of gas. The Sugg "5" #514 produced 89 BOPD and 49 Mcf/d of gas. Anadarko owns a 100-percent working interest in both wells.

In Scurry County, Texas, Anadarko completed six wells in the Sharon Ridge (Clearfork) Field. Two producing wells and three injection wells were added to the West Texas National Bank lease and one producing well was added to the W.T. Falls lease. Both leases are in initial stages of waterflood development. Anadarko owns a 100-percent working interest in both leases.

                    Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

Kansas Ad Valorem Tax     The Natural Gas Policy Act of 1978 (NGPA) allowed a
"severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.

On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. FERC clarified the effective date of its decision by an order dated May 19, 1994. The clarification provided that the June 28, 1988 effective date applies to tax bills rendered after that date, not sales made on or after that date. Based on Anadarko's interpretation of FERC's orders, $700,000 (pre-tax) was charged against income in 1994, in addition to $130,000 (pre-tax) charged against income in 1993. Numerous parties filed appeals of FERC's action in the D.C. Circuit. Anadarko, together with other natural gas producers, challenged FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA; and (2) FERC's ruling should, in any event, have been applied prospectively. Other parties separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.

The D.C. Circuit issued its decision on August 2, 1996 which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. If further judicial review of the decision is unsuccessful, the pursuit of other judicial and regulatory relief from the application of this decision to the Company will be considered. The Company is unable at this time to predict the final outcome of this matter. If, however, the August 2, 1996 decision is not reversed or modified by judicial review and if Anadarko is unable to limit application of the decision to the Company, Anadarko estimates the maximum amount of principal and interest at issue is approximately $35 million (pre-tax) as of June 30, 1996.

Heritage Resources, Inc. Litigation Pursuant to an order of the 162nd Judicial District Court for Dallas County, Texas, dated January 29, 1988, requiring all owners of interests in certain properties in Winkler County, Texas, to be joined as parties Plaintiff or parties Defendant, Anadarko entered, as a party Plaintiff, a suit filed against Heritage Resources, Inc. (Heritage) by Tribal Drilling Company. The Plaintiffs, among other things, sought to have Heritage removed as operator of a well in which Plaintiffs own interests. The Defendants asserted counterclaims against Anadarko and other Plaintiffs alleging that, among other things, the assertions of the Plaintiffs were frivolous and were made in bad faith and the Plaintiffs breached the joint operating agreements. Trial was scheduled to start on June 10, 1996.
However, prior to trial a settlement agreement was reached. The Company's settlement payment was an immaterial amount.

Item 4.    Submission of Matters to a Vote of Security Holders

 (a) On April 25, 1996, the Company held its Annual Stockholders' Meeting.

 (b) Messrs. Ronald Brown and John R. Gordon were re-elected as Class I directors to serve for a term of three years. Messrs. Conrad P. Albert, Robert J. Allison, Jr. and Charles M. Simmons will continue to serve as Class II directors and Messrs. Larry Barcus and James L. Bryan will continue to serve as Class III directors.

 Mr. Ronald Brown was re-elected with votes for of 50,121,815 and votes withheld of 195,419. Mr. John R. Gordon was re-elected with votes for of 50,124,185 and votes withheld of 193,049.

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

 *(b)  By-laws of Anadarko Petroleum
       Corporation, as amended

 *27   Financial Data Schedule

 (b)   Reports on Form 8-K

     There were no reports filed on Form 8-K for the three months ended June 30, 1996.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                             ANADARKO PETROLEUM CORPORATION
                                     (Registrant)




August 12, 1996                       [MICHAEL E. ROSE]
                             Michael E. Rose - Senior Vice President,
                             Finance and Chief Financial Officer