Form 10-Q
period 1996-09-30
ANADARKO PETROLEUM CORP
filed 1996-11-12
CIK 773910

==============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended: September 30, 1996
                      Commission File Number: 1-8968

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
             (Address of executive offices)

                              (281) 875-1101
                       (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1996 is shown below:

                                              Number of Shares
         Title of Class                          Outstanding

Common Stock, $0.10 par value                    59,482,995


==============================================================================

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ANADARKO PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                    (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                         September 30          September 30
                thousands               1996      1995      1996         1995
Revenues
Gas sales                             $ 81,960  $60,256   $259,145   $188,111
Oil and condensate sales                34,275   30,066    100,041     95,453
Natural gas liquids and other           12,316    8,961     40,160     32,436
Total                                  128,551   99,283    399,346    316,000

Cost and Expenses
Operating expenses                      27,454   26,146     81,906     78,312
Administrative and general              18,132   13,099     52,830     42,021
Depreciation, depletion and
  amortization                          40,708   42,718    123,914    121,552
Other taxes                              9,212    8,535     29,627     28,721
(Gains) on sale of and impairments
  related to international
  properties                           (16,356)     250    (16,356)       250
Total                                   79,150   90,748    271,921    270,856

Operating Income                        49,401    8,535    127,425     45,144

Other Income and (Expenses)
Other income                               768      260      1,113        532
Interest expense                        (9,707)  (9,247)   (28,808)   (26,271)

Income (Loss) before Income Taxes       40,462     (452)    99,730     19,405

Income Taxes                            15,513   (1,559)    36,636      5,165

Net Income                            $ 24,949  $ 1,107   $ 63,094   $ 14,240

Per Common Share
Net income                            $   0.42  $  0.02   $   1.07   $   0.24
Dividends                             $  0.075  $ 0.075   $  0.225   $  0.225

Average Number of Shares Outstanding    59,267   58,949     59,161     58,913







          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    (Unaudited)



                                             September 30,       December 31,
                     thousands                   1996                1995

ASSETS
Current Assets
Cash and cash equivalents                    $   43,415            $   17,090
Accounts receivable                             108,698               127,943
Inventories, at average cost                     20,446                14,859
Prepaid expenses                                  4,464                 3,306
Total                                           177,023               163,198

Properties and Equipment
Original cost                                 3,887,100             3,717,672
Less accumulated depreciation, depletion
  and amortization                            1,712,721             1,628,922
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                  2,174,379             2,088,750

Deferred Charges                                 15,145                15,099

                                             $2,366,547            $2,267,047






















          See accompanying notes to consolidated financial statements.

                          ANADARKO PETROLEUM CORPORATION
                            CONSOLIDATED BALANCE SHEET (continued)
                                     (Unaudited)

                                               September 30,      December 31,
                     thousands                     1996              1995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                                $  127,542       $  153,502
  Banks                                              14,761           12,849
Accrued expenses
  Interest                                            7,820           10,729
  Taxes and other                                    19,190           13,393
Total                                               169,313          190,473

Long-term Debt                                      701,000          674,008

Deferred Credits
Deferred income taxes                               472,811          449,798
Other                                                51,963           43,074
Total                                               524,774          492,872

Stockholders' Equity
Common stock, par value $0.10
  (200,000,000 shares authorized,
  60,276,093 and 60,016,045 shares issued
  as of September 30, 1996 and December 31,
  1995, respectively)                                 6,073            6,047
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no
  shares issued as of September 30, 1996
  and December 31, 1995)                                ---              ---
Paid-in capital                                     316,655          304,125
Retained earnings (as of September 30, 1996,
  $321,460,000 was not restricted
  as to the payment of dividends)                   706,230          656,455
Deferred compensation                                (1,623)          (2,808)
Executives and directors benefit trust,
  at market value (1,000,000 shares as of
  September 30, 1996 and December 31, 1995)         (55,875)         (54,125)
Total                                               971,460          909,694

                                                 $2,366,547       $2,267,047




           See accompanying notes to consolidated financial statements.

                          ANADARKO PETROLEUM CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                         Nine Months Ended
                                                            September 30
                  thousands                              1996          1995

Cash Flow from Operating Activities
Net income                                           $ 63,094      $ 14,240
Adjustments to reconcile net income to net
 cash from operating activities:
   Depreciation, depletion and amortization           123,914       121,552
  Provision for impairment of
    international properties                            5,400           250
   Amortization of restricted stock                     1,331         1,237
   Deferred income taxes                               25,384         5,006
                                                      219,123       142,285
   Decrease in accounts receivable                     19,245        31,302
   Increase in inventories                             (5,587)       (1,173)
   Decrease in accounts payable - trade and
     other                                            (25,960)      (35,368)
   Increase in accrued expenses                         2,888         7,544
  Other items - net                                     5,082           611
Net cash provided by operating activities             214,791       145,201

Cash Flow from Investing Activities
Additions to properties and equipment                (260,522)     (173,917)
Sales and retirements of properties and equipment      45,811         7,920
Net cash used in investing activities                (214,711)     (165,997)

Cash Flow from Financing Activities
Additions to debt                                     100,000       213,100
Retirements of debt                                   (73,008)     (173,305)
Increase (decrease) in accounts payable, banks          1,912        (8,568)
Dividends paid                                        (13,319)      (13,414)
Issuance of common stock                               10,660         4,216
Issuance of treasury stock                                677           374
Purchase of treasury stock                               (677)         (374)
Net cash provided by financing activities              26,245        22,029

Net Increase in Cash and Cash Equivalents              26,325         1,233

Cash and Cash Equivalents at Beginning of Period       17,090         6,530

Cash and Cash Equivalents at End of Period           $ 43,415      $  7,763




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

2. Disposition of Foreign Subsidiary     In September 1996, Anadarko sold its
wholly owned subsidiary, Anadarko Indonesia Company, Jabung. The $21,800,000 gain relating to the sale was taxable in the U.S. As a result, the Company recorded U.S. income tax expense of about $8,000,000 on the taxable gain.

3. Inventories Inventories are stated at the lower of average cost or market. NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                                  September 30,  December 31,
                        thousands                     1996          1995
    Materials and supplies                          $20,017       $13,969
    Natural gas liquids, stored in inventory             33           412
    Natural gas, stored in inventory                    396           478
                                                    $20,446       $14,859


4.  Properties and Equipment     Oil and gas properties include costs of
$251,360,000 and $245,577,000 at September 30, 1996 and December 31, 1995,
respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

During the third quarter of 1996, the Company recorded provisions for impairments of international oil and gas properties of $5,400,000 ($3,400,000 after tax). These impairments related to unsuccessful activities in various international locations.

                        ANADARKO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


5.  Long-term Debt     A summary of long-term debt follows:

                                             September 30,        December 31,
                    thousands                     1996                1995
   Notes Payable, Banks                          $101,000            $154,100
   Commercial Paper                                   ---              19,908
   8 3/4% Notes due 1998                          100,000             100,000
   8 1/4% Notes due 2001                          100,000             100,000
   6 3/4% Notes due 2003                          100,000             100,000
   5 7/8% Notes due 2003                          100,000             100,000
   7 1/4% Debentures due 2025                     100,000             100,000
   7.73% Debentures due 2096                      100,000                 ---
                                                 $701,000            $674,008

In September 1996, Anadarko issued $100,000,000 principal amount of 7.73% Debentures due 2096. Each debenture holder has the one-time right to have the Company purchase on September 15, 2026 all, or a portion of, the debenture held by him at a purchase price equal to par plus accrued and unpaid interest. Net proceeds from the offering were used to repay floating interest rate debt.

The notes payable to banks and commercial paper have been classified as long-term debt in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko's Bank Credit Agreements.

6. Common Stock     For the third quarter of 1996, dividends of seven and
one-half cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $321,460,000 and $259,694,000 were not restricted as to the payment of dividends at September 30, 1996 and December 31, 1995, respectively.

7. Statement of Cash Flows Supplemental Information     The amounts of cash
paid for interest (net of amounts capitalized) and income taxes are as follows:
                                                         Nine Months Ended
                                                            September 30
                      thousands                           1996        1995
    Interest                                            $29,898     $23,439
    Income taxes                                        $ 8,436     $ 1,008

                       ANADARKO PETROLEUM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

8. Operating Expenses     Operating expenses by category are as follows:

                                        Three Months Ended  Nine Months Ended
                                           September 30        September 30
                  thousands               1996      1995      1996     1995
   Oil and gas                          $15,870  $18,127    $48,157  $50,475
   Plant, gathering and marketing         8,080    5,772     23,667   19,380
   Gas purchases                          2,551    2,151      8,612    7,014
   Other                                    953       96      1,470    1,443
                                        $27,454  $26,146    $81,906  $78,312

9. Kansas Ad Valorem Tax     The Natural Gas Policy Act of 1978 (NGPA) allowed
a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.

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

                        ANADARKO PETROLEUM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


9.  Kansas Ad Valorem Tax (continued)

The D.C. Circuit issued its decision on August 2, 1996 which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. Petitions for rehearing have been filed by Anadarko, along with other gas producing companies, the FERC and the Public Service Company of Colorado, et al. If further judicial review of the decision is unsuccessful, the pursuit of other judicial and regulatory relief from the application of this decision to the Company will be considered. The Company is unable at this time to predict the final outcome of this matter. If, however, the August 2, 1996 decision is not reversed or modified by judicial review and if Anadarko is unable to limit application of the decision to the Company, Anadarko estimates the maximum amount of principal and interest at issue is approximately $35 million (pre-tax) as of September 30, 1996.

10. Subsequent Event In November 1996, Anadarko issued $100,000,000 principal amount of 7 1/4% Debentures due 2096. Net proceeds from the offering were used to repay floating interest rate debt.

11. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Overview of Operating Results

Net income and revenues for the third quarter and the first nine months of 1996 benefitted from significantly higher prices for natural gas, crude oil and natural gas liquids (NGLs). Net income for both periods also benefitted from a gain on the sale of the Company's Indonesia interests of $21.8 million ($13.8 million after tax). This gain was offset by provisions for impairment of other international properties of $5.4 million ($3.4 million after tax).

For the third quarter of 1996, Anadarko's net income was $24.9 million (42 cents per share). Stated without the effect of the gain on sale and impairments of international properties, net income for the third quarter of 1996 would have been $14.6 million (25 cents per share). By comparison, net income for the third quarter of 1995 was $1.1 million (two cents per share). Revenues for the third quarter of 1996 were $128.6 million, up 29 percent compared to $99.3 million for the third quarter of 1995.

For the first nine months of 1996, Anadarko's net income was $63.1 million ($1.07 per share). Stated without the effect of the gain on sale and impairments of international properties, net income for the first nine months of 1996 would have been $52.7 million (89 cents per share). This compares to net income of $14.2 million (24 cents per share) for the same period of 1995. Revenues for the first nine months of 1996 were $399.3 million, an increase of 26 percent compared to $316.0 million for the same period of 1995.

The following table shows the Company's volumes and U.S. prices for the three and nine months ended September 30, 1996 and 1995:


                                         Three Months Ended
                                            September 30      % Increase
                                           1996       1995    (Decrease)

    Natural gas, Bcf                        39.8      42.3         (6)
    Average daily volumes, MMcf/d            433       460         (6)
    Price per Mcf                        $  1.95   $  1.27         54

    Crude oil and condensate, MBbls        1,611     1,820        (11)
    Average daily volumes, MBOD               17        20        (15)
    Price per barrel                     $ 20.67   $ 15.94         30

    Natural gas liquids, MBbls               710       658          8
    Average daily volumes, MBOD                7         7        ---
    Price per barrel                     $ 15.32   $ 12.62         21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



                                         Nine Months Ended
                                           September 30       % Increase
                                           1996       1995    (Decrease)

    Natural gas, Bcf                       123.9     127.2       (3)
    Average daily volumes, MMcf/d            453       466       (3)
    Price per Mcf                        $  1.98   $  1.35       47

    Crude oil and condensate, MBbls        4,983     5,594      (11)
    Average daily volumes, MBOD               18        21      (14)
    Price per barrel                     $ 19.35   $ 16.63       16

    Natural gas liquids, MBbls             2,478     2,426        2
    Average daily volumes, MBOD                9         9      ---
    Price per barrel                     $ 14.53   $ 12.79       14

    See "Natural Gas Volumes and Prices" and "Crude Oil,
          Condensate and Natural Gas Liquids Volumes and Prices".

Costs and expenses during the third quarter of 1996 were $79.2 million. Stated without the effect of the gain on the sale of the Company's Indonesia interests and the impairments of other international properties, costs and expenses for the third quarter of 1996 would have been $95.5 million an increase of five percent compared to $90.7 million for the third quarter of 1995. The increase was primarily related to an increase in higher administrative and general expenses related to employees' salaries and benefits.

For the first nine months of 1996, costs and expenses totaled $271.9 million. Stated without the effect of the gain on the sale and impairments of other international properties, costs and expenses for the first nine months of 1996 would have been $288.3 million an increase of six percent compared to $270.9 million for the first nine months of 1995. The increase is due primarily to an increase in administrative and general expenses related to employees' salaries and benefits and higher operating expenses related to gathering operations.

Interest expense for the third quarter of 1996 increased five percent to $9.7 million compared to $9.2 million for the third quarter of 1995. For the first nine months of 1996, interest expense was $28.8 million, an increase of 10 percent compared to $26.3 million for the same period of 1995. The increases are due primarily to higher levels of borrowings in 1996.

Natural Gas Volumes and Prices     During the third quarter of 1996, Anadarko
produced 39.8 billion cubic feet (Bcf) of natural gas or 433 million cubic feet per day (MMcf/d), down six percent compared to 42.3 Bcf or 460 MMcf/d of gas in the third quarter of 1995. The slight decline in production volumes is primarily related to the sale of producing properties in 1995. In addition to sales of Anadarko gas, the Company through its subsidiary, Anadarko Trading Company, marketed about 47 Bcf or 512 MMcf/d of third-party gas during the third quarter of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


1996 compared to 25 Bcf or 266 MMcf/d during the third quarter of 1995. Anadarko's average U.S. wellhead gas price during the third quarter of 1996 was $1.95 per thousand cubic feet (Mcf), a 54 percent increase from $1.27 per Mcf in the third quarter of 1995.

For the first nine months of 1996, Anadarko produced 123.9 Bcf of gas or 453 MMcf/d, down three percent compared to 127.2 Bcf or 466 MMcf/d for the same period of 1995. In addition to sales of Anadarko gas, the Company also marketed about 142 Bcf or 517 MMcf/d of third-party gas in the first nine months of 1996 compared to 72 Bcf or 263 MMcf/d in the same period of 1995. The Company's average U.S. wellhead gas price for the first nine months of 1996 was $1.98 per Mcf, a 47 percent increase compared to $1.35 per Mcf for the same period of 1995.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices    Anadarko's
crude oil and condensate production for the third quarter of 1996 decreased 11 percent to 1.6 million barrels (MMBbls) or 17 thousand barrels of oil per day
(MBOD) compared to 1.8 MMBbls or 20 MBOD in the third quarter of 1995. Anadarko's average U.S. oil price was up 30 percent to $20.67 per barrel in the third quarter of 1996 compared to $15.94 per barrel for the same period in 1995.

For the first nine months of 1996, crude oil and condensate production was 5.0 MMBbls or 18 MBOD, a decrease of 11 percent compared to 5.6 MMBbls or 21 MBOD for the same period of 1995. Anadarko's average U.S. oil price for the first nine months of 1996 was $19.35 per barrel, an increase of 16 percent compared to $16.63 per barrel for the same period of 1995.

The volume declines in both periods are due primarily to sales of producing properties in 1995.

The Company's NGLs sales volumes were up eight percent to 710 thousand barrels (MBbls) at an average price of $15.32 per barrel for the third quarter of 1996. This compares to 658 MBbls at an average price of $12.62 per barrel for the same period of 1995.

Anadarko's NGLs volumes for the first nine months of 1996 were 2.5 MMBbls, an increase of two percent compared to 2.4 MMBbls for the first nine months of 1995. The Company's NGLs price per barrel increased 14 percent in the first nine months of 1996 to $14.53 per barrel compared to $12.79 per barrel in the first nine months of 1995.

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

Capital Expenditures, Liquidity and Dividends

During the first nine months of 1996, Anadarko's capital spending (including capitalized interest and overhead) was $260.5 million compared to $173.9 million in the same period of 1995. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities.

Net cash from operating activities for the first nine months of 1996 was $219.1 million compared to $142.3 million in the same period of 1995.

The Company believes cash flows, including proceeds from divestitures, and existing available credit facilities will be sufficient to meet capital and operating requirements during 1996. However, Anadarko may pursue other financing options to reduce or stabilize interest costs.

In September 1996, Anadarko issued $100 million principal amount of 7.73% Debentures due 2096. Each debenture holder has the one-time right to have the Company purchase on September 15, 2026 all, or a portion of, the debenture held by him at a purchase price equal to par plus accrued and unpaid interest. Net proceeds from the offering were used to repay floating interest rate debt.

In November 1996, Anadarko issued $100 million principal amount of 7 1/4% Debentures due 2096. Net proceeds from the offering were used to repay floating interest rate debt.

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock outstanding. The dividend is payable on December 26, 1996 to stockholders of record on December 11, 1996. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $321,460,000 were not restricted as to the payment of dividends at September 30, 1996. The amount of future dividends for Anadarko will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

On October 30, 1996, John R. Butler, Jr., Chairman of the Board and Chief Executive Officer of GeoQuest International Holdings, Inc., was named to Anadarko's Board of Directors. Mr. Butler was elected as a Class I director.

Exploration and Development Drilling

During the third quarter of 1996, Anadarko participated in a total of 64 wells, including 40 oil wells, 15 gas wells and nine dry holes. This compares to a total of 46 wells, including 12 oil wells, 28 gas wells and six dry holes during the third quarter of 1995. For the first nine months of 1996, Anadarko participated in a total of 180 wells, including 100 oil wells, 46 gas wells and 34 dry holes. This compares to a total of 199 wells, including 91 oil wells, 80 gas wells and 28 dry holes during the first nine months of 1995. Following is a listing of significant activity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Domestic

Alaska   On October 2, 1996, Anadarko and partners announced plans to develop a new oil field, known as the Alpine Field, in the western Colville area on Alaska's North Slope. Development work is expected to begin in the winter of 1997-98 with first production of 30,000 barrels of oil per day (BOPD) (gross) in 2000, increasing to 60,000 BOPD (gross) in 2001. Anadarko and partners also acquired 5,900 acres adjacent to the Alpine discovery in State Lease
Sale 86A on October 1, 1996. The partnership offered bonus bids of $2 million for five tracts. Partners in the Alpine Field include ARCO Alaska, Inc. (operator), 56-percent working interest; Anadarko, 22-percent working interest; and Union Texas Petroleum Alaska Corp., 22-percent working interest.

On October 23, 1996, ARCO Alaska, Inc. and Anadarko signed a strategic alliance to explore the Upper Cook Inlet of Alaska. Anadarko will serve as operator and manage an Anchorage-based exploration team consisting of both ARCO Alaska and Anadarko employees. Anadarko will earn a 50-percent share of ARCO Alaska's 127,000 lease acres in the Upper Cook Inlet. The agreement does not include the Sunfish prospect or the Beluga River Gas Field.

Anadarko and ARCO Alaska Inc. also were successful bidding on six lease blocks totaling 34,000 acres in the Beaufort Sea. In the Beaufort Sea venture, ARCO Alaska (operator) holds a 78-percent working interest and Anadarko holds a 22-percent working interest.

Gulf of Mexico     The production platform for the Mahogany Field was installed at Ship Shoal South Addition 359 in August 1996. Once the four wells that have been drilled to date are completed and on production, drilling will resume from the platform on the No. 5 well. The No. 5 well was drilled to the top of salt, casing was set and it was temporarily plugged to allow for installation of the platform. Initial production from the Mahogany platform is expected in December 1996. Anadarko has a 37.5-percent working interest in the Mahogany Field.

On September 26, 1996, Anadarko announced it was high-bidder on 12 deepwater blocks in Offshore Lease Sale #161. Located in the western Gulf of Mexico, the blocks range in water depth from 2,700-5,700 feet and most have a lease term of 10 years. The blocks represent a net expenditure to Anadarko of $2.35 million. Anadarko will operate 10 of the blocks. Other partners include Vastar Resources and Louisiana Land and Exploration.

Southwest Kansas     In the Arkalon Field of Seward County, Kansas, the Davies
F #1 flowed 1.8 MMcf/d of gas and 36 BOPD. Anadarko has a 100-percent working interest in the well.

The Utz "A" #1 flowed 3.3 MMcf/d of gas and 3 barrels of condensate per day
(BCPD). The well is located in the Angell Field of Meade County, Kansas. Anadarko owns a 100-percent working interest in the well.

Two wells were completed in the Eubank Field, located in Haskell County, Kansas. The Greg "F" #6 produced 56 BOPD and 103 thousand cubic feet per day (Mcf/d) of gas. The Owens "A" #5 produced 45 BOPD and 207 Mcf/d of gas. Both wells were identified through 3-D seismic data interpretations. Anadarko has a 100-percent working interest in the wells.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The Tucker L #1, located in the Wilburton North Field of Morton County, Kansas, was recompleted and flowed 659 Mcf/d of gas. Anadarko owns a 100-percent working interest in the well.

Permian Basin     The infill drilling program in the TXL South Unit, located in
Ector County, Texas, continued during the third quarter. Nine wells were completed in September with a combined flow rate of 638 BOPD and 656 MMcf/d of gas. In August, the TXL South Unit #6105 flowed 353 BOPD and 207 Mcf/d of gas. In July, the TXL South Unit Well #5911 produced 85 BOPD and 190 Mcf/d of gas. Anadarko is operating four rigs in the TXL South Unit where the Company owns a 65-percent working interest.

Development drilling continued with the completion of six wells on the Scott leases, located in the Ketchum Mountain (Clearfork) Field of Irion County,
Texas.   Anadarko owns a 100-percent working interest in the wells.  Results:

       -- The Agnes Scott #1408 flowed 153 BOPD and 100 Mcf/d of gas. -- The Scott "14" #1410 flowed 200 BOPD and 150 Mcf/d of gas. -- The Scott "14" #1414 flowed 45 BOPD and 100 Mcf/d of gas. -- The Scott "14" #1415 flowed 107 BOPD and 60 Mcf/d of gas. -- The Scott "14" #1416 flowed 85 BOPD and 116 Mcf/d of gas. -- The Scott "4" #413 produced 32 BOPD and 25 Mcf/d of gas.

Also from the Ketchum Mountain (Clearfork) Field, the Sugg #3301 flowed 102 BOPD and 170 Mcf/d of gas. The Sugg "13" #1302 produced 35 BOPD and 27 Mcf/d of gas. Anadarko owns a 100-percent working interest in these wells.

East Texas -- Bossier Sand Play     The English #1 flowed 2.2 MMcf/d of gas on
a 3/16-inch choke and the Alma Moore #1 flowed 2.4 MMcf/d of gas and 3 BOPD through a 5/32-inch choke. These Apache-operated wells are located in Freestone County, Texas. Anadarko owns a 50-percent working interest in the wells. A third well is currently testing. In the play, Anadarko has a 50-percent working interest in 5,500 gross acres. This is a tight-gas play where production was initially established in two other wells in which Anadarko has overriding royalty interests.

Texas Panhandle     The Kirk "B" #3, located in the Shirley Field of Hutchinson
County, Texas, produced 96 BOPD. Anadarko owns a 100-percent working interest in the well.

The Sneed #1-43A, located in the West Panhandle Field of Moore County, Texas, flowed 803 Mcf/d of gas. In the same field, the Sneed #2R-49 flowed 206 Mcf/d of gas. Anadarko owns a 100-percent working interest in the wells.

Central Oklahoma     In the Bradley Field of Grady County, Oklahoma, the
Hubbard #1-4 flowed 1.7 MMcf/d of gas and 193 BOPD. The Company owns a 100-percent working interest in the well.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


International

Algeria     On September 24, 1996, Anadarko and Sonatrach signed an
Engineering, Procurement and Construction contract with Brown & Root Condor for Stage I production facilities at the Hassi Berkine South (HBNS) Field. The $177 million contract provides for building oilfield production facilities with a capacity to produce 60,000 BOPD (gross). First production from the HBNS Field
is expected in early 1998.   Brown & Root Condor is jointly owned by Brown &
Root, a unit of Halliburton Co., and affiliates of Sonatrach. See Additional Factors Affecting Business and Forward Looking Statements under Item 7, pages 28-29, of Anadarko's 1995 Annual Report on Form 10-K.

The political unrest in Algeria has been the subject of numerous media reports. Although the Company was encouraged by democratic elections held in 1995, the Company is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees working in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1996 and beyond. However, to date the situation has not had any material effect on the Company's operations.

Peru     In September 1996, Anadarko signed an exploration license agreement with PERUPETRO S.A. to explore a 2.55-million acre area on Peru's eastern border with Brazil. The area is known as Block 84 and is located in the Ucayali Basin. The seven-year exploration agreement is divided into five phases. During Phase I, a two and one-half year period, Anadarko committed to spend about $5 million to acquire a minimum of 600 kilometers of seismic. The Company is currently flying an aerial magnetic survey of Block 84 to determine specific locations for the seismic program scheduled for 1997.

Eritrea     Anadarko completed a 16,000 kilometer high-density aerial gravity and magnetic survey over the Zula Block, located offshore Eritrea in the Red Sea. The results of the gravity and magnetic survey were used to formulate a seismic acquisition program scheduled to begin in November 1996.

Indonesia     Anadarko sold its interests in Anadarko Indonesia Company,
Jabung, a wholly-owned subsidiary, to Amerada Hess (Indonesia - Jabung) Limited. The transaction was effective April 30, 1996 and closed September 12, 1996. The sale increased third quarter and year-to-date 1996 net income by $21.8 million ($13.8 million after tax).


This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Anadarko believes that its expectations are based on reasonable assumptions. No assurances, however, can be given that its goals will be achieved. See Additional Factors Affecting Business in the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K.

                     Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Kansas Ad Valorem Tax     The Natural Gas Policy Act of 1978 (NGPA) allowed a
Aseverance, production or similar@ tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC=s ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.

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

The D.C. Circuit issued its decision on August 2, 1996 which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. Petitions for rehearing have been filed by Anadarko, along with other gas producing companies, the FERC and the Public Service Company of Colorado, et al. If further judicial review of the decision is unsuccessful, the pursuit of other judicial and regulatory relief from the application of this decision to the Company will be considered. The Company is unable at this time to predict the final outcome of this matter. If, however, the August 2, 1996 decision is not reversed or modified by judicial review and if Anadarko is unable to limit application of the decision to the Company, Anadarko estimates the maximum amount of principal and interest at issue is approximately $35 million (pre-tax) as of September 30, 1996.

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

Exhibit                                      Original Filed            File
Number                Description                Exhibit              Number

 3(a) Restated Certificate of Incorporation   19(a)(I) to Form 10-Q     1-8968
      of Anadarko Petroleum Corporation,      for quarter ended
      Dated August 28, 1986                   September 30, 1986

  (b) By-laws of Anadarko Petroleum           3(b) to Form 10-Q         1-8968
      Corporation, as amended                 for quarter ended
                                              June 30, 1996

 *27  Financial Data Schedule


(b)    Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended September 30, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                              ANADARKO PETROLEUM CORPORATION
                                      (Registrant)




November 12, 1996                     [MICHAEL E. ROSE]
                              Michael E. Rose - Senior Vice President,
                              Finance and Chief Financial Officer