Form 10-K
period 1996-12-31
ANADARKO PETROLEUM CORP
filed 1997-03-12
CIK 773910

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                           COMMISSION FILE NO. 1-8968

                         ANADARKO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                               ------------------

                   DELAWARE                                      76-0146568
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
    17001 NORTHCHASE DRIVE, HOUSTON, TEXAS                       77060-2141
        (ADDRESS OF EXECUTIVE OFFICES)                           (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (281) 875-1101

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
                                              ----    ----

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____.

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on January 31, 1997 was $3,893,006,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1997 is shown below:

                TITLE OF CLASS                          NUMBER OF SHARES OUTSTANDING
        Common Stock, $0.10 par value                            59,605,829

  PART OF
 FORM 10-K                 DOCUMENTS INCORPORATED BY REFERENCE
  Part I       Portions of the Anadarko Petroleum Corporation 1996 Annual
               Report to Stockholders.

 Part III Portions of the Proxy Statement, dated March 21, 1997, for the Annual Meeting of Stockholders of Anadarko Petroleum
               Corporation to be held April 24, 1997.

                               TABLE OF CONTENTS

                                                                          PAGE
PART I
  Item 1.   Business                                                        2
            General                                                         2
            Proved Reserves and Future Net Cash Flows                       2
            Exploration, Development, Acquisition and Marketing
              Activities                                                    3
            Volumes and Prices                                              3
            Properties and Activities -- International                      4
            Properties and Activities -- United States                      7
            Offshore                                                        7
            Onshore                                                         9
            Gathering and Processing                                       12
            Drilling Programs                                              12
            Drilling Statistics                                            13
            Productive Wells                                               13
            Employees                                                      14
            Regulatory and Legislative Developments                        14
            Additional Factors Affecting Business                          14
            Title to Properties                                            14
            Capital Spending                                               14
            Ratios of Earnings to Fixed Charges and Earnings to Combined
              Fixed   Charges and Preferred Stock Dividends                14
  Item 2.   Properties                                                     15
  Item 3.   Legal Proceedings                                              15
  Item 4.   Submission of Matters to a Vote of Security Holders            16
            Executive Officers of the Registrant                           16
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters                                          18
  Item 6.   Selected Financial Data                                        18
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    19
  Item 8.   Financial Statements and Supplementary Data                    30
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                     64
PART III
  Item 10.  Directors and Executive Officers of the Registrant             64
  Item 11.  Executive Compensation                                         64
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management                                                   64
  Item 13.  Certain Relationships and Related Transactions                 64
PART IV
  Item 14.  Exhibits and Reports on Form 8-K                               65

                                     PART I

ITEM 1. BUSINESS

     In Item 1 of this Form 10-K, including the production and reserve disclosures contained therein, the Company has included a number of forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based on the best data available at the time this report was released for printing; however, actual results could differ materially from those expressed or implied by such statements. See Additional Factors Affecting Business in the Management's Discussion and Analysis under Item 7 of this Form 10-K.

GENERAL

     Anadarko Petroleum Corporation is one of the world's largest independent oil and gas exploration and production companies with 601 million energy equivalent barrels (MMEEBs) of proved reserves.
     The Company's reserve mix has shifted dramatically in recent years, primarily due to major crude oil discoveries both in Algeria and the U.S., which have resulted in a larger and more balanced portfolio of energy reserves. As of year-end 1996, crude oil, condensate and natural gas liquids (NGLs) reserves accounted for 50 percent of the Company's total reserves compared to just six percent at year-end 1986.
     About 80 percent of the Company's proved reserves are located in the U.S., primarily in the mid-continent (Kansas, Oklahoma and Texas) area, offshore in the Gulf of Mexico and in Alaska. Currently, all of the Company's production is in the U.S. The Company also owns interests in 13 gas gathering systems and four gas processing plants in the U.S.
     Internationally, Anadarko is exploring for and developing crude oil reserves in Algeria's Sahara Desert. To date, the Company has recorded 124.3 million barrels (MMBbls) of proved crude oil and condensate reserves in Algeria, which accounts for about 20 percent of Anadarko's total proved reserves. Development operations are now underway. The Company is also participating in other exploration projects in Eritrea, Jordan and Peru.
     The principal subsidiaries of Anadarko include: Anadarko Gathering Company; Anadarko Energy Services Company (formerly Anadarko Trading Company); and, Anadarko Algeria Corporation (Anadarko Algeria). Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko and its subsidiaries. The Company's corporate offices are located at 17001 Northchase Drive, Houston, Texas 77060-2141, where the telephone number is (281) 875-1101.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based.
     Proved developed oil and gas reserves can be expected to be recovered through existing wells, with existing equipment and operating methods.
     As of December 31, 1996, Anadarko had proved reserves of 1.82 trillion cubic feet (Tcf) of natural gas and 297.8 MMBbls of crude oil, condensate and NGLs. Combined, these proved reserves are equivalent to 601.3 MMEEBs of oil or
3.61 Tcf of gas. The Company's reserves have grown significantly over the past three years. Reserve growth is due mainly to the dramatic increase in crude oil reserves discovered in Algeria, the Gulf of Mexico and Alaska. Crude oil, condensate and NGLs comprised 50 percent of Anadarko's total reserves at year-end 1996. The volumes of the Company's natural gas reserves have remained relatively stable over the last three years.

     Proved developed reserves comprise 63 percent of the total proved reserves on an energy equivalent barrel (EEB) basis. As of December 31, 1996, Anadarko had proved developed reserves of 1.65 Tcf of natural gas and 100.6 MMBbls of crude oil, condensate and NGLs.
     The Company's estimates of proved reserves and proved developed reserves owned at December 31, 1996, 1995 and 1994 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities (Supplemental Information) in the Anadarko Petroleum Corporation 1996 Consolidated Financial Statements (Consolidated Financial Statements) under Item 8 of this Form 10-K Annual Report (Form 10-K). The Company files annual estimates of certain proved oil and gas reserves with the Department of Energy, which are within five percent of these amounts.
     Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company's estimates of future net cash flows, discounted future net cash flows before income taxes and discounted future net cash flows after income taxes from proved reserves.
     The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

EXPLORATION, DEVELOPMENT, ACQUISITION AND MARKETING ACTIVITIES

     See narrative description on pages 9 through 23 of the Anadarko Petroleum Corporation 1996 Annual Report to Stockholders (Annual Report), which is incorporated herein by reference, and see Marketing Strategies, Operating Results and Acquisitions and Divestitures under Item 7 of this Form 10-K.

VOLUMES AND PRICES

     The following table shows the Company's annual production volumes. Volumes for natural gas are in billion cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch (psi) and volumes for oil, condensate and NGLs are in thousands of barrels (MBbls).

                                                              1996      1995      1994
                                                              -----     -----     -----
UNITED STATES
  Natural gas                                                 164.9     171.7     173.0
  Oil and condensate                                          6,702     7,435     7,958
  Natural gas liquids                                         3,514     3,580     3,493
CANADA*
  Natural gas                                                    --        --       2.8
  Oil and condensate                                             --        --       345
  Natural gas liquids                                            --        --        19
TOTAL
  Natural gas                                                 164.9     171.7     175.8
  Oil and condensate                                          6,702     7,435     8,303
  Natural gas liquids                                         3,514     3,580     3,512

---------------

* In December 1994, the Company sold its Canadian subsidiary.

     The following table shows the Company's annual average sales prices and average production costs. Production costs are per EEB. For this computation, one barrel is the energy equivalent of six thousand cubic feet (Mcf).

                                                               1996       1995       1994
                                                              ------     ------     ------
UNITED STATES
  Sales price
     Natural gas (per Mcf)                                    $ 2.13     $ 1.42     $ 1.72
     Oil and condensate (per barrel)                           20.21      16.52      15.06
     Natural gas liquids (per barrel)                          16.86      12.81      11.77
  Production cost (per EEB)                                     3.17       3.19       3.01
CANADA*
  Sales price
     Natural gas (per Mcf)                                        --         --     $ 1.70
     Oil and condensate (per barrel)                              --         --      12.04
     Natural gas liquids (per barrel)                             --         --       9.47
  Production cost (per EEB)                                       --         --       4.91
TOTAL
  Sales price
     Natural gas (per Mcf)                                    $ 2.13     $ 1.42     $ 1.72
     Oil and condensate (per barrel)                           20.21      16.52      14.93
     Natural gas liquids (per barrel)                          16.86      12.81      11.75
  Production cost (per EEB)                                     3.17       3.19       3.05

---------------

* In December 1994, the Company sold its Canadian subsidiary.

     Additional information on volumes and prices is contained in Analysis of Volumes and Prices under Item 7 of this Form 10-K. Additional information on major customers is contained in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

PROPERTIES AND ACTIVITIES -- INTERNATIONAL

OVERVIEW In recent years, Anadarko has devoted a portion of its exploration budget to selected international exploration projects. The Company's objective is to add high-potential prospects to its balanced portfolio of domestic plays. Management believes this strategy will help ensure long-term growth for the Company. Exploration and development work is underway in Algeria and exploration work is being conducted in Eritrea, Jordan and Peru. Studies are also being conducted in other prospective areas around the world. See Additional Factors Affecting Business -- Foreign Operations Risk under Item 7 of this Form 10-K.

ALGERIA Anadarko's largest international venture involves exploration for and development of liquid hydrocarbons in Algeria's Sahara Desert. Since 1989, Anadarko has drilled 14 successful wells (seven exploration and seven delineation) and discovered five major fields in Algeria. The Company has booked proved reserves of 124.3 MMBbls (net) of crude oil and condensate as of year-end 1996.
     As of December 31, 1996, the Company's total net investment in Algeria was $232 million of which about $85 million was spent in 1996. Due to the success of the project thus far, these expenditures are currently being capitalized and no provision for loss or impairment has been made. Anadarko plans to invest $191 million in Algeria in 1997. To date, the Company has elected not to insure its investment in Algeria. At the end of 1996, the Company had 5.3 million gross (2.3 million net) acres in Algeria.
     The accompanying map illustrates the Company's undeveloped acreage, number of productive wells and other data relevant to its properties in Algeria.

                     ALGERIA MAP (GRAPHIC MATERIAL OMITTED)

ALGERIA

     Undeveloped Acreage -- 5.3 million acres (2.3 million net)

     Productive Wells -- 14 (7 net)

     Fields discovered to date shown graphically
          HBN Field
          HBNS Field*
          BKE Field*
          EME/EMK Field*

     Company operated blocks shown graphically
          404(*)
          208(*)
          211
          245

     Outside operated blocks shown graphically
          401
          402

---------------

     (*) Drilling activities were conducted in these areas in 1996.

     Anadarko's interest in the production sharing agreement (PSA) relating to the four Company-operated blocks is 50 percent before participation at the exploitation stage by SONATRACH, the national oil and gas enterprise of Algeria. The Company has two partners, each with a 25-percent interest in the Algerian venture, also prior to participation by SONATRACH; they are LASMO Oil (Algeria) Limited, a wholly-owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly-owned subsidiary of Maersk Olie Og Gas AS, a company in the Danish A.P. Moeller group. Under the terms of the PSA, liquid hydrocarbons that are discovered, developed and produced will be shared by SONATRACH, Anadarko and its two partners. SONATRACH is responsible for 51 percent of development and production costs. In addition, Anadarko and its partners are entitled to recover a portion of exploration costs out of production in the exploitation phase. SONATRACH is also the beneficial owner of 10.1 percent of Anadarko's outstanding common stock.
     During 1996, SONATRACH received a Provisional Exploitation Authorization
(PEA) for wells in the Hassi Berkine (HBN) and the Hassi Berkine South (HBNS) Fields located on Block 404. Anadarko and its partners signed a $177 million Engineering, Procurement and Construction (EPC) contract in 1996 with Brown & Root Condor for Stage I production facilities at the HBNS Field. Four wells have been drilled in the HBNS Field to date and partners expect to drill additional development wells in the Field in 1997. Initial gross production is estimated at about 60,000 barrels of oil per day (BOPD) and is expected to begin in early 1998. Anadarko's 1997 work program in Algeria will focus on development of known discoveries with continued exploration.
     In 1997, Anadarko plans a two-rig drilling program to drill up to 10 exploration wells. Four exploration wells were drilled in 1996 and three were discoveries.
     The Company also has a 27.5-percent interest in a PSA covering two additional blocks -- Blocks 401 and 402 -- in the same region, which are operated by BHP Petroleum (Algerie) Inc. An exploration program is underway on these two blocks. In 1996, BHP and Anadarko shot 1,900 kilometers of high-quality seismic and plans call for drilling two exploratory wells during 1997.
     Political unrest exists in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees working in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1997 and beyond. However, the situation has not had any material effect to date on the Company's operations.

ERITREA In September 1995, Anadarko signed an agreement with the government of the State of Eritrea for offshore exploration on a 6.7 million-acre area in the Red Sea and plans to invest about $30 million over the next several years. Anadarko invested about $8 million on its Eritrea work program in 1996 and plans to spend about $8 million in 1997.
     In 1996, Anadarko completed a high-density aerial gravity and magnetic survey over the exploration area, known as the Zula Block, and acquired 4,500 kilometers of data across the block. During 1997, the data will be analyzed and combined with existing data from other operators. The Company plans to drill its first exploratory well in Eritrea in late 1997 or early 1998. The Company has a 100-percent interest in the project, but may take partners.

JORDAN In March 1996, Anadarko and the Natural Resources Authority of the Hashemite Kingdom of Jordan signed a PSA covering 4.2 million acres, known as the Safawi Block. The Company invested about $2 million on its Jordan efforts in 1996 and has budgeted about $4 million for 1997.
     In 1996, Anadarko conducted a magnetotelluric survey of the area and reprocessed more than 1,000 kilometers of existing seismic data. The information will be used to determine locations for two stratigraphic test wells planned for 1997. These wells will analyze source rock and look for signs of a working petroleum system. Anadarko operates the venture with a 50-percent interest. In February 1997, a subsidiary of Union Texas Petroleum joined Anadarko as a partner in Jordan with a 50-percent interest.

PERU In September 1996, Anadarko signed an exploration license agreement with PERUPETRO S.A., the state oil company in Peru. Anadarko has the right to explore a 2.56-million acre area, known as Block 84. Anadarko invested about $2 million in Peru in 1996 and has budgeted about $2 million for 1997.

     In late 1996, Anadarko flew a 7,300 kilometer aerial magnetic survey of the area to help determine specific locations for a 700 kilometer seismic shoot scheduled for 1997. The Company also plans an additional aerial magnetic survey in 1997. Anadarko owns a 100-percent interest in the venture, but may take partners.

INDONESIA In September 1996, Anadarko sold its wholly-owned subsidiary, Anadarko Indonesia Company, Jabung, for $36.8 million. Anadarko's net income in 1996 benefited from a gain on the sale of $19.4 million ($12.3 million after income taxes). The sale was a part of the Company's ongoing strategy to divest "non-core" assets and reinvest proceeds in core operating areas. Anadarko and its partners had discovered two fields in Indonesia with estimated proved reserves of 17.7 MMEEBs.

CHINA The Company has decided not to pursue exploration efforts in China's Sichuan Province at this time and is in discussions to farm-out the Company's interests. As a result, Anadarko recognized an impairment of $4.6 million in the third quarter of 1996. The Company has a 100-percent interest in the project.

PROPERTIES AND ACTIVITIES -- UNITED STATES

OFFSHORE

OVERVIEW At year-end 1996, the Company's reserves offshore in the Gulf of Mexico were approximately 13 percent of total proved reserves. In 1996, production from these properties was about 119 million cubic feet per day (MMcf/d) of gas and 2,000 BOPD, or 21 percent of the Company's total production volumes. At year-end 1996, Anadarko owned an average 49 percent working interest in 116 lease blocks representing 178,000 gross (56,000 net) acres in developed properties and 435,000 gross (232,000 net) acres in undeveloped properties offshore.
     The accompanying map illustrates the Company's undeveloped and developed net acreage, number of net producing wells and other data relevant to its offshore properties.

EXPLORATION Anadarko is active in exploration projects in both the conventional and sub-salt plays offshore in the Gulf of Mexico.
     In 1996, Anadarko concentrated its offshore exploration efforts in the sub-salt play. The Company drilled five sub-salt exploratory wells, announcing two discoveries -- Agate, located at Ship Shoal 361, and Monazite, located at Vermilion South Addition 375. Anadarko and Phillips Petroleum Company (operator) each own a 50-percent working interest in the Agate well. Anadarko (operator), Broken Hill Proprietary (BHP) and Phillips each hold a 33.33-percent working interest in the Monazite well. The first sub-salt discovery -- Mahogany -- came on-line in late 1996 (See Development). Anadarko and partners are considering the possibility of tying Agate production to the Mahogany platform. The Company will continue to evaluate its portfolio of 17 prospects in the play and has five ready-to-drill sub-salt prospects in 1997.
     The Company also drilled three conventional exploration wells offshore in the Gulf of Mexico in 1996 -- all dry holes. Two additional exploration wells began drilling in late 1996. Three conventional exploration wells are planned in 1997.
     Until 1996, the Company's principal acreage position offshore was in the shallow water (less than 400 feet). However, in 1996, Anadarko made its entrance into the deepwater play (more than 1,000 feet). In Offshore Lease Sale No. 161 in September 1996, Anadarko and partners acquired 12 lease blocks in the Gulf of Mexico's deepwater play with water depths ranging from 2,700-5,700 feet. Anadarko operates 10 of the 12 blocks and plans to acquire 3-D seismic data on seven of the blocks in 1997. One exploratory well may be drilled in the deepwater play in late 1997. In April 1996, Anadarko acquired seven shallow lease blocks in Offshore Lease Sale No. 157. The leases are located in the central Gulf of Mexico.

                    OFFSHORE MAP (GRAPHIC MATERIAL OMITTED)

                                                                NET           NET           NET
                                                             DEVELOPED    UNDEVELOPED    PRODUCING
                                                               ACRES         ACRES         WELLS
                                                             ---------    -----------    ---------
OFFSHORE:
  United States
     Florida                                                      --         39,827         --
     Louisiana*                                               24,382        146,018         26
     Texas                                                    31,559         45,637         23


*Drilling activities were conducted in these areas in 1996.

DEVELOPMENT During 1996, the production platform for Mahogany, the industry's first commercial sub-salt development, was installed on Ship Shoal 349, located about 80 miles offshore Louisiana. Production from the 20-slot platform began in December 1996 and should increase as additional development wells are drilled and completed. Phillips (operator) and Anadarko each own a 37.5-percent working interest in the project. Amoco Production Company holds a 25-percent working interest.
     Conventional operations focused on development drilling and recompletions. The Company participated in the completion of three new wells and 10 additional wells were recompleted. Eight development wells are planned for 1997 offshore in the Gulf of Mexico.
     Anadarko and partner, Amerada Hess (operator) installed a production platform at South Marsh Island 192, located about 110 miles offshore Louisiana in July 1996. Production began in November 1996. The partners may drill additional wells in the field to increase production volumes.
     In 1996, Anadarko purchased additional interests in the Brazos A-47 production platform, located about 35 miles offshore Texas. The Company originally owned a 33-percent working interest and obtained the remaining interests in the field in 1996 by assuming responsibility for disposition of the existing wells and platform. At the time of the purchase, the platform's three wells were shut-in. Anadarko plans to drill one development well in the field in 1997. If successful, the Company plans to recomplete one of the existing wells in late 1997.

ONSHORE

OVERVIEW The Company's onshore reserves are approximately 67 percent of total proved reserves. These reserves are located principally in Kansas, Oklahoma, Texas and Alaska. In 1996, average production from the Company's onshore properties was 332 MMcf/d of gas and 16.3 thousand barrels per day (MBOD), or 77 percent of the Company's total production volumes. Anadarko has 1,289,000 gross (545,000 net) undeveloped lease acres and 1,082,000 gross (795,000 net) developed acres onshore in the United States.
     The accompanying map illustrates by state Anadarko's undeveloped and developed net acreage, number of net producing wells and other data relevant to its onshore oil and gas operations.

HUGOTON EMBAYMENT Anadarko's single largest asset is its reserves in the Hugoton Embayment, located in southwest Kansas and the Oklahoma Panhandle. Currently, Anadarko owns 566,000 gross (507,000 net) lease acres in the area and operates about 2,000 wells. Anadarko's net production from the Hugoton Embayment in 1996 was 85.8 Bcf of gas and 1.6 MMBbls of oil, or about 42 percent of the Company's total production volumes. In 1996, Anadarko drilled 72 development wells and recompleted 27 wells in the area.
     Anadarko's activities in the area are concentrated on two areas: the shallow Hugoton gas fields and the deeper oil and gas zones below the shallow Hugoton production. In 1996, Anadarko drilled 17 wells in the Hugoton gas area and 55 wells in the deeper zones. In 1997, Anadarko plans to drill 30 wells in the shallow Hugoton area and 100 wells in the deeper zones. Management believes the increased drilling activity in this area should lead to an increase in the Company's 1997 production volumes. In addition to development drilling, Anadarko's operations in this area have benefited from acquisitions of producing properties, gas gathering systems and waterflood operations.

PERMIAN BASIN Drilling activity reached record levels for Anadarko in late 1996 in the Permian Basin of west Texas and eastern New Mexico. In 1996, net oil production from the area was 9,500 BOPD, or about half of the Company's total oil production. In the Permian Basin, Anadarko holds leasehold interests in 237,000 gross (136,000 net) acres and operates about 2,300 active wells. During 1996, Anadarko drilled 182 wells in the area and 10 Company-operated rigs were running at year-end. The Company plans to drill more than 200 wells in 1997. Management believes the increased drilling activity should increase the Company's production volumes from the area in 1997.

ALASKA In October 1996, Anadarko and partners announced commerciality of the Alpine Field, located on the North Slope about 50 miles west of Prudhoe Bay. Development work is underway with first production of 30,000 BOPD (gross) expected in 2000 with peak production of 60,000 BOPD (gross) expected in 2001. Anadarko owns a 22-percent working interest in this ARCO Alaska-operated field. In 1996, the partners acquired 5,900 acres near the Alpine Field in State Lease Sale 86A. In addition to the Alpine Field, Anadarko and ARCO Alaska acquired six offshore lease blocks in the Beaufort Sea, west of the Alpine Field. A seismic acquisition program is planned for the area in 1997.
     Anadarko and ARCO Alaska announced formation of a strategic alliance in 1996 to explore the Cook Inlet of southern Alaska. With Anadarko as operator, the team will review ARCO's existing 127,000 lease acres for exploratory prospects. In December 1996, the partners acquired an additional 10 lease blocks (39,000 acres) on the west side of the Cook Inlet and on the Kenai Peninsula. A seismic acquisition program is underway onshore and the partners hope to have a list of exploratory prospects ready to drill in 1998.

GOLDEN TREND Activity levels also increased in central Oklahoma's Golden Trend area. In 1996, the Company drilled 15 successful wells in the area, of which 14 were development wells. Based on the successful results of a 1996 infill program, Anadarko has picked up a second drilling rig and plans to add a third rig to accelerate the Company's 31 well program in 1997.

GULF COAST Anadarko is active in the onshore Gulf Coast regions of Mississippi, Texas and Louisiana. In 1996, Anadarko participated in a large 3-D seismic acquisition program in the Smackover Play in Wayne County, Mississippi. The data were analyzed in late 1996 and Anadarko is planning to drill up to four exploratory wells in the Smackover Play in 1997.
     In 1996, Anadarko drilled one successful exploratory well in the Yegua Play and, in 1997, the Company is planning to drill at least one delineation well to offset a 1996 discovery in the Nome Field near Beaumont, Texas.
     In the Wilcox Play, located in south Texas, Anadarko is evaluating exploratory prospects in Jim Hogg County. During 1996, Anadarko conducted a 3-D seismic survey on a portion of the Company's acreage. The Company plans to drill an exploratory well in the Wilcox Play in mid-1997. Anadarko has a 33.33-percent working interest in the exploratory venture.

COAL-BED METHANE Anadarko is exploring coal-bed methane acreage in the Helper Field, located in Carbon County, Utah. Anadarko is planning to drill three exploratory wells on state and private acreage in early 1997.

                     ONSHORE MAP (GRAPHIC MATERIAL OMITTED)

                                                                NET           NET           NET
                                                             DEVELOPED    UNDEVELOPED    PRODUCING
                                                               ACRES         ACRES         WELLS
                                                             ---------    -----------    ---------
ONSHORE:
  United States
     Alaska*                                                       --       89,701            --
     Colorado                                                   3,627       20,581            --
     Kansas*                                                  348,968       69,557         1,481
     Mississippi*                                                 117       65,191            --
     Montana                                                    1,872          250            --
     Nebraska                                                      96          319            --
     Nevada                                                        --       76,838            --
     New Mexico                                                17,108        1,956            22
     North Dakota                                                  40           80            --
     Oklahoma*                                                217,432       62,111           798
     Texas*                                                   186,095       46,418         1,787
     Utah*                                                     16,836       70,334            35
     Wyoming                                                    3,038       41,895            --
OFFICE LOCATIONS:
  United States
     Anchorage, Alaska
     Houston, Texas
     Liberal, Kansas
     Midland, Texas

---------------

* Drilling activities were conducted in these areas in 1996.

GATHERING AND PROCESSING

GAS GATHERING SYSTEMS Anadarko owns and operates four major gas gathering systems in the nation's mid-continent area: the Antioch Gathering System in the Southwest Antioch Field of Oklahoma; the Hemphill Gathering System, located in Hemphill County, Texas; the Sneed System in the West Panhandle Field of Texas; and the Hugoton Gathering System in southwest Kansas (which includes the Hugoton Gathering Facility (HUGS), the Cimarron River System (CRS) and a portion of the Panhandle Eastern Pipe Line West End gathering assets acquired in 1996). The Company's gathering systems have approximately 2,100 miles of pipeline connecting nearly 2,000 wells and have nearly 500 MMcf/d of gas gathering capacity. In addition, Anadarko owns interests in nine other smaller gas gathering systems.

GAS PROCESSING PLANTS Anadarko owns and operates one gas processing plant, the Sneed Gas Processing Plant located in the West Panhandle Field of Texas, and has interests in three other plants. These plants are located within the Company's major areas of gas production. In 1996, the Company closed its Panther Creek Gas Processing Plant located in the Southwest Antioch Field of Oklahoma because the Company arranged to have the gas processed more efficiently in third-party processing facilities.
     The following table sets forth the average daily gas throughput and NGLs production for the three years ended December 31, 1996. The NGLs production shown in the table below includes production from Company processing as well as third-party processing.

                                                                    For the Years
                                                                  Ended December 31
                                                              -------------------------
                                                              1996      1995      1994
                                                              -----     -----     -----
Gas throughput (MMcf/d)                                          59        64        80
NGLs production (Barrels per day)                             9,650     9,530     6,900

DRILLING PROGRAMS

     The Company's 1996 drilling program again focused on known oil and gas provinces onshore in North America, as well as offshore in the Gulf of Mexico. Onshore activity was concentrated in Kansas, Oklahoma, the Texas Panhandle, the Permian Basin of west Texas and Alaska. Exploration activity consisted of 11 wells onshore in the United States, six wells offshore United States, six wells in Algeria and three wells in Indonesia. Development activity included 254 wells onshore United States and three wells offshore United States.

DRILLING STATISTICS

     The following table shows the results of the oil and gas wells drilled and tested:

                              NET EXPLORATORY                  NET DEVELOPMENT
                       ------------------------------   ------------------------------
                       PRODUCTIVE   DRY HOLES   TOTAL   PRODUCTIVE   DRY HOLES   TOTAL     TOTAL
                       ----------   ---------   -----   ----------   ---------   -----     -----
1996
United States             5.3          5.8      11.1      163.5        37.9      201.4     212.5
Algeria                   2.0          0.5       2.5         --          --        --        2.5
Indonesia                 1.0           --       1.0         --          --        --        1.0
                          ---         ----      ----      -----        ----      -----     -----
Total                     8.3          6.3      14.6      163.5        37.9      201.4     216.0
                          ---         ----      ----      -----        ----      -----     -----
1995
United States             2.3          2.9       5.2      159.9        40.1      200.0     205.2
Algeria                   2.0          0.5       2.5         --          --        --        2.5
Indonesia                 1.0           --       1.0         --          --        --        1.0
                          ---         ----      ----      -----        ----      -----     -----
Total                     5.3          3.4       8.7      159.9        40.1      200.0     208.7
                          ---         ----      ----      -----        ----      -----     -----
1994
United States             6.9          8.1      15.0      162.5        16.8      179.3     194.3
Algeria                   2.0          0.8       2.8         --          --        --        2.8
Canada                    1.0          1.2       2.2        2.5         0.5       3.0        5.2
                          ---         ----      ----      -----        ----      -----     -----
Total                     9.9         10.1      20.0      165.0        17.3      182.3     202.3
                          ---         ----      ----      -----        ----      -----     -----

     The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 1996:

                                             UNITED STATES         ALGERIA            TOTAL
                                             --------------     -------------     --------------
                                             GROSS     NET      GROSS     NET     GROSS     NET
                                             -----     ----     -----     ---     -----     ----
WELLS IN THE PROCESS OF DRILLING OR ACTIVE
  COMPLETION
  Exploration                                  3        1.9       1       0.5       4        2.4
  Development                                 10        7.8      --       --       10        7.8
WELLS SUSPENDED OR WAITING ON COMPLETION
  Exploration                                  6        2.6      --       --        6        2.6
  Development                                 47       41.7      --       --       47       41.7

PRODUCTIVE WELLS

     As of December 31, 1996, the Company owned productive wells as follows:

                                             UNITED STATES       ALGERIA           TOTAL
                                             --------------    ------------    --------------
                                             GROSS     NET     GROSS    NET    GROSS     NET
                                             -----    -----    -----    ---    -----    -----
Oil wells*                                   4,312    2,279     14       7     4,326    2,286
Gas wells*                                   2,737    1,892     --      --     2,737    1,892
                                             -----    -----     --      --     -----    -----
Total                                        7,049    4,171     14       7     7,063    4,178
                                             -----    -----     --      --     -----    -----
---------------
* Includes wells containing multiple completions
  Oil wells                                    74      25.8     --      --       74      25.8
  Gas wells                                   182      87.0     --      --      182      87.0

EMPLOYEES

     On December 31, 1996, the Company employed 1,229 persons. The Company's employees are not represented by any union. Relations between the Company and its employees are considered to be satisfactory and the Company has had no work stoppages or strikes.

REGULATORY AND LEGISLATIVE DEVELOPMENTS

     See Regulatory Matters under Item 7 of this Form 10-K.

ADDITIONAL FACTORS AFFECTING BUSINESS

     See Additional Factors Affecting Business under Item 7 of this Form 10-K.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant defects, if any, before proceeding with operations. A thorough title examination has been performed with respect to substantially all leasehold producing properties owned by the Company. Anadarko believes the title to its leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry subject to such exceptions which, in the opinion of counsel employed in the various areas in which the Company has conducted exploration activities, are not so material as to detract substantially from the use of such properties. The leasehold properties owned by the Company are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. Anadarko does not believe any of these burdens will materially interfere with its use of these properties.

CAPITAL SPENDING

     See Capital Expenditures and Liquidity and Long-term Debt under Item 7 of this Form 10-K.

RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     The Company's ratios of earnings to fixed charges for the years ended December 31, 1996, 1995 and 1994 were 3.34, 1.24 and 2.11, respectively. These ratios were computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rentals.
     During the three years ended December 31, 1996, there were no shares of preferred stock outstanding. Accordingly, the ratio of earnings to combined fixed charges and preferred stock dividends for each of the three years is the same as the ratio of earnings to fixed charges.

ITEM 2. PROPERTIES

     See information appearing under Item 1 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 (NGPA) allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.
     On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. FERC clarified the effective date of its decision by an order dated May 19, 1994. The clarification provided that the June 28, 1988 effective date applies to tax bills rendered after that date, not sales made on or after that date. Based on Anadarko's interpretation of FERC's orders, $700,000 (pre-tax) was charged against income in 1994, in addition to $130,000 (pre-tax) charged against income in 1993. Numerous parties filed appeals of FERC's action in the D.C. Circuit. Anadarko, together with other natural gas producers, challenged FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA; and (2) FERC's ruling should, in any event, have been applied prospectively. Other parties separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.
     The D.C. Circuit issued its decision on August 2, 1996 which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. Petitions for rehearing were denied on November 6, 1996. The Company, along with other producing companies, subsequently filed a petition for writ of certiorari with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills rendered on or after June 28, 1988 (the effective date originally selected by FERC). The petition has not been acted on. Williams Natural Gas Company has filed a cross-petition for certiorari seeking to impose refund liability back to December 1, 1978. The Company and other interested parties will oppose this cross-petition. If Supreme Court review of the decision is unsuccessful, the pursuit of other judicial and regulatory relief from the application of this decision to the Company will be considered. The Company is unable at this time to predict the final outcome of this matter. If, however, the August 2, 1996, decision is not reversed or modified by judicial review and if Anadarko is unable to limit application of the decision to the Company, Anadarko estimates the maximum amount of principal and interest at issue (assuming that the October 1983 effective date remains in effect) is about $37 million (pre-tax) as of December 31, 1996.

OTHER The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, the liability with respect to these actions will not have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

                              AGE AT END
            NAME               OF 1997                             POSITION
            ----              ----------                           --------
Robert J. Allison, Jr.            58       Chairman of the Board, President and Chief Executive
                                           Officer
Charles G. Manley                 53       Senior Vice President, Administration
Michael E. Rose                   50       Senior Vice President, Finance and Chief Financial
                                           Officer
John N. Seitz                     46       Senior Vice President, Exploration
Charles K. Abernathy              54       Vice President, Operations, Offshore
Rex Alman III                     46       Vice President, Operations, U.S. Onshore
James R. Larson                   47       Vice President and Controller
Richard A. Lewis                  53       Vice President, Human Resources
J. Stephen Martin                 41       Vice President and General Counsel
Gregory M. Pensabene              47       Vice President, Government Relations
Albert L. Richey                  48       Vice President and Treasurer
Richard J. Sharples               50       Vice President, Marketing
Bruce H. Stover                   48       Vice President, Acquisitions
William D. Sullivan               41       Vice President, Algeria
A. Paul Taylor, Jr.               48       Vice President, Corporate Communications

     Mr. Allison was named Chairman and Chief Executive Officer effective October 1986. In January 1993, he was elected the additional position of President. He has worked for the Company since 1973.
     Mr. Manley was named Senior Vice President, Administration in 1993. From 1985 to 1993, he served as Anadarko's Vice President of Administration and Employee Relations. He has worked for the Company since 1976.
     Mr. Rose was named Senior Vice President, Finance and Chief Financial Officer in 1993. He was named Vice President of Finance in 1986. He has worked for the Company since 1978.
     Mr. Seitz was named Senior Vice President, Exploration in 1995. He was named Vice President, Exploration in January 1993 and Vice President, Exploration, International/Gulf of Mexico, in January 1992. He has worked for the Company since 1977.
     Mr. Abernathy was named Vice President, Operations, Offshore in 1995. He was named Vice President Operations, International/Offshore, in 1992. He has worked for the Company since 1975.
     Mr. Alman was named Vice President, Operations, U.S. Onshore, in 1995. In 1993, he was named Vice President, Engineering. He has worked for the Company since 1976.
     Mr. Larson was named Vice President and Controller in 1995. He had served as the Company's Controller since 1986. He has worked for the Company since 1983.
     Mr. Lewis was named Vice President, Human Resources in 1995. He joined the Company in 1985 as Manager of Employee Relations.
     Mr. Martin was named Vice President and General Counsel in 1995. He joined the Company as an attorney in 1987.
     Mr. Pensabene joined Anadarko in 1997 as Vice President, Government Relations. Prior to Anadarko, he was a partner in various law firms in Washington, D.C.
     Mr. Richey was named Vice President and Treasurer in 1995. He joined Anadarko as Treasurer in 1987.
     Mr. Sharples joined Anadarko as Vice President, Marketing, in 1993. Prior to Anadarko, he served as Vice President of Marketing with Maxus Energy Corporation.
     Mr. Stover was named Vice President, Acquisitions, in 1993. Prior to that position, he served as President and General Manager, Anadarko Algeria Corporation. He has worked for the Company since 1980.
     Mr. Sullivan was named Vice President, Algeria in 1995. Prior to this position, he served as Vice President Operations, U. S. Onshore. He has worked for the Company since 1981.

     Mr. Taylor was named Vice President, Corporate Communications in 1987. He has worked for the Company since 1986.
     All officers of Anadarko are elected in April of each year at an organizational meeting of the Board of Directors to hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information on the market price and cash dividends declared per share of common stock is included in the Stockholders' Information in the Annual Report, which is incorporated herein by reference.
     As of December 31, 1996, there were approximately 6,345 direct holders of Anadarko common stock. The following table sets forth the amount of dividends paid on Anadarko common stock during the two years ended December 31, 1996.

                                               First     Second      Third     Fourth
                                              Quarter    Quarter    Quarter    Quarter
thousands                                     -------    -------    -------    -------
1996                                          $ 4,431    $4,440     $4,448     $ 4,461
1995                                          $ 4,417    $4,496     $4,501     $ 4,278

     The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.
     For additional information, see Dividends under Item 7 and Note 6 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     See Summary Financial Data on page 1 of the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In Item 7 of this Form 10-K, including the production and reserve disclosures contained therein, the Company has included a number of forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based on the best data available at the time this report was released for printing; however, actual results could differ materially from those expressed or implied by such statements due to a number of factors including those discussed below: commodity pricing and demand, exploration and operating risks, development risks, domestic governmental risks, foreign operations risks and competition.

FINANCIAL RESULTS

NET INCOME AND REVENUES Anadarko's net income for 1996 increased 379 percent to $100.7 million ($1.70 per share) compared to 1995 net income of $21.0 million (36 cents per share). Revenues for 1996 were $569.0 million, up 31 percent compared to 1995 revenues of $434.0 million. The increase in revenues and net income reflects significantly higher prices for natural gas, crude oil and natural gas liquids (NGLs). Net income in 1996 included a gain of $19.4 million ($12.3 million after income taxes) on the sale of the Company's Indonesia interests, which was partially offset by provisions for impairments of other international properties of $5.4 million ($3.4 million after income taxes).
     Anadarko's 1994 net income was $41.1 million (70 cents per share). The 1994 results included a non-cash charge of $6.6 million (after income taxes) related to the sale of the Company's Canadian subsidiary. Stated without giving effect to the sale, 1994 net income was $47.7 million (81 cents per share). Revenues for 1994 were $482.5 million. The decreases in revenues and net income in 1995 compared to 1994 reflect lower prices for natural gas in 1995 and lower production volumes of crude oil in 1995 primarily due to property sales in 1994.

                            SELECTED FINANCIAL DATA

                                                              1996         1995         1994
             millions except per share amounts               ------       ------       ------
Revenues                                                     $569.0       $434.0       $482.5
Costs and expenses                                            373.4        369.5        393.8
Interest expense                                               39.0         36.4         26.1
Net income                                                    100.7         21.0         41.1
Earnings per share                                           $ 1.70       $ 0.36       $ 0.70

COSTS AND EXPENSES Over the past three years, Anadarko's expense levels have remained relatively constant due to attention and focus on cost controls, cost savings plans and application of new technology to field production operations. In 1996, excluding the effect of the sale of the Company's Indonesia interests, Anadarko's costs and expenses increased six percent compared to 1995. Costs and expenses in 1996 were primarily impacted by the following factors:
     (1) Operating expenses increased $9.5 million (nine percent) due primarily to costs associated with gas gathering operations.
     (2) Administrative and general expenses were up $8.2 million (14 percent) due to higher costs associated with the Company's growing workforce.
     (3) The Company recorded provisions for impairments of international properties of $5.4 million in 1996. (These impairments were offset by the gain on a sale of the Company's Indonesia assets of $19.4 million.) The 1996 impairments reflect costs associated with the review and study of potential exploration projects in China and several other foreign countries that the Company has elected not to pursue. This compares to $2.6 million of provisions for impairments of international and geothermal properties in 1995.

     The Company's 1995 costs and expenses decreased five percent compared to 1994, excluding the sale of the Company's Canadian subsidiary in 1994. There were several reasons:
     (1) Operating expenses decreased $4.4 million (four percent) due primarily to lower oil and gas operating expenses.
     (2) Depreciation, depletion and amortization (DD&A) expense decreased $8.1 million (five percent) due to a two percent decrease in gas production volumes and a 10 percent decrease in crude oil production partly due to property sales in late 1994. In addition, the DD&A rate decreased four percent due to additional reserves booked during the year.
     (3) Administrative and general expenses were down $1.7 million (three percent) due to increases in overhead capitalized and amounts charged to other working interest partners.
     (4) Other taxes decreased $4.1 million (10 percent) due primarily to lower natural gas prices and lower production volumes, which resulted in lower production and severance taxes.
     (5) Provisions for impairments of international and geothermal properties decreased $0.5 million (16 percent). These impairments in 1995 primarily reflect costs associated with geothermal exploration projects and the review and study of potential exploration projects in several foreign countries, which the Company elected not to pursue.

                               COSTS AND EXPENSES

                                                               1996       1995       1994
millions                                                      ------     ------     ------
Operating expenses                                            $115.3     $105.8     $110.2
Administrative and general                                      67.7       59.5       61.1
DD&A                                                           167.2      164.7      172.8
Other taxes                                                     37.2       36.9       41.0
(Gains) losses and impairments related to international and
  geothermal properties                                        (14.0)       2.6        8.7
                                                              ------     ------     ------
Total                                                         $373.4     $369.5     $393.8
                                                              ------     ------     ------

INTEREST EXPENSE Anadarko's gross interest expense has increased 27 percent over the past three years due primarily to higher levels of borrowings for capital expenditures, including producing property acquisitions. Gross interest expense in 1996 was up six percent compared to 1995 primarily due to higher average borrowings in 1996. Gross interest expense in 1995 increased 19 percent compared to 1994 primarily due to higher average borrowings and interest rates in 1995. Net interest expense benefited in 1994 from an option sold for an interest rate swap agreement that was not exercised by the purchaser, which reduced interest expense in 1994 by $2.6 million. See Liquidity and Long-term Debt.

                                INTEREST EXPENSE

                                                               1996       1995       1994
millions                                                      ------     ------     ------
Gross interest expense                                        $ 56.0     $ 52.6     $ 44.2
Interest rate swap agreement                                      --         --       (2.6)
Capitalized interest                                           (17.0)     (16.2)     (15.5)
                                                              ------     ------     ------
Net interest expense                                          $ 39.0     $ 36.4     $ 26.1
                                                              ------     ------     ------

ANALYSIS OF VOLUMES AND PRICES

NATURAL GAS Anadarko's natural gas production volumes in 1996 decreased four percent compared to 1995 production primarily due to sales of producing properties in 1995 and natural decline. Gas production volumes in 1994 were at record levels. The Company's average U.S. wellhead gas price in 1996 was up 50 percent from 1995. Anadarko's average U.S. wellhead gas price in 1995 had declined 17 percent from 1994. Management expects the Company's natural gas production volumes in 1997 will increase due to increased levels of drilling activity in the Company's core operating areas.
     During 1996, Anadarko marketed more third-party gas volumes than Company gas production volumes. The Company marketed 200 Bcf of third-party gas in 1996 compared to 109 Bcf in 1995 and 84 Bcf in 1994. The significant increase in third-party sales is a key marketing strategy for the Company.
     The gas price weakness that began in late 1994 continued until mid-December 1995, when a surge in heating demand caused by extreme winter conditions sent gas prices significantly higher. Natural gas markets were extremely volatile in 1996, with the Company's average price fluctuating from a low of $1.66 per Mcf in September 1996 to a high of $3.49 per Mcf in December 1996. The increase in 1996 prices can be attributed to several factors: temperatures in the winter of 1995-96 were colder than normal in the northeast and midwest heating markets; the nation's storage volumes were lower at the beginning of the 1996 heating season compared to 1995 due to heavy storage withdrawals and higher prices for natural gas in the typical injection season (May-October) that prohibited storage volumes from reaching traditional levels; and the 1996 heating season opened with colder than normal temperatures.
     This experience shows no one can predict the precise movement of U.S. natural gas prices. In view of this, Anadarko has developed marketing strategies to help manage production and sales volumes and mitigate the effect of the price volatility that is likely to continue. See Marketing Strategies -- Use of Derivatives.

             QUARTERLY NATURAL GAS VOLUMES AND U.S. AVERAGE PRICES

                                                              1996      1995      1994
                                                              -----     -----     -----
FIRST QUARTER
  Bcf                                                          43.7      41.3      48.2
  MMcf/d                                                        480       459       536
  Price per Mcf                                               $1.96     $1.30     $2.03
SECOND QUARTER
  Bcf                                                          40.4      43.5      43.0
  MMcf/d                                                        444       479       472
  Price per Mcf                                               $2.04     $1.46     $1.74
THIRD QUARTER
  Bcf                                                          39.8      42.3      40.9
  MMcf/d                                                        433       460       445
  Price per Mcf                                               $1.95     $1.27     $1.59
FOURTH QUARTER
  Bcf                                                          41.0      44.5      43.7
  MMcf/d                                                        446       484       475
  Price per Mcf                                               $2.56     $1.64     $1.47

---------------

Mcf -- thousand cubic feet
MMcf/d -- million cubic feet per day
Bcf -- billion cubic feet

CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS Anadarko's crude oil and condensate production in 1996 was down 10 percent from 1995. The 1995 oil and condensate production volumes declined 10 percent compared to 1994. The decreases in oil production over the last three years are due primarily to property sales in 1994 and 1995 and normal production declines associated with mature oil fields.
     Anadarko's average U.S. crude oil price for 1996 increased 22 percent compared to 1995. Crude oil prices in 1995 were up 10 percent compared to 1994. Crude oil prices have continued to be strong in the first quarter of 1997 in response to seasonal demand for heating oils. Prices for January 1997 averaged about $23.00 per barrel.

     Generally, the Company's oil production is sold on a monthly basis as it is produced. Production of oil usually is not affected by seasonal swings in demand or in market prices.
     The Company's NGLs sales volumes in 1996 decreased two percent compared to 1995 volumes. The 1995 NGLs sales volumes were two percent higher than 1994 NGLs sales. The 1996 average price was up 32 percent compared to 1995. The 1995 NGLs average price was nine percent higher than the 1994 average price.

                     ANNUAL VOLUMES AND U.S. AVERAGE PRICES

                                                               1996       1995       1994
                                                              ------     ------     ------
NATURAL GAS (BCF)                                              164.9      171.7      175.8
  MMcf/d                                                         450        471        482
  Price per Mcf                                               $ 2.13     $ 1.42     $ 1.72
CRUDE OIL AND CONDENSATE (MBBLS)                               6,702      7,435      8,303
  MBbls/d                                                         18         20         23
  Price per barrel                                            $20.21     $16.52     $15.06
NATURAL GAS LIQUIDS (MBBLS)                                    3,514      3,580      3,512
  MBbls/d                                                         10         10         10
  Price per barrel                                            $16.86     $12.81     $11.77

MARKETING STRATEGIES

NATURAL GAS The U.S. natural gas market has grown significantly throughout the last 10 years and management believes continued growth to be likely. Management believes the Company's excellent portfolio of exploration and development prospects should position Anadarko to continue to participate in this growth.
     Anadarko's wholly-owned marketing subsidiary -- Anadarko Energy Services Company (AES) (formerly Anadarko Trading Company) -- is a full-service marketing company offering supply assurance, competitive pricing and tailored services to its customers. Most of the Company's gas production is sold through AES. Additionally, AES purchases and sells third party gas. In 1996, sales of third-party gas exceeded sales of the Company's gas production volumes.
     AES sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. AES has expanded its marketing capabilities to move larger volumes of gas into and out of the "daily" gas market to take advantage of any price volatility. Included in this strategy is expanded use of leased natural gas storage facilities and various hedging strategies to better manage price risk associated with natural gas sales. See Use of Derivatives.

CRUDE OIL AND CONDENSATE Currently, all of Anadarko's revenues are derived from domestic production. Presently, the Company's crude oil production is sold on 30-day "evergreen" contracts with prices based on postings plus a premium. Initial production from the HBNS field in Algeria, estimated at about 60,000 barrels of oil per day (BOPD) (gross) is expected in early 1998. Anadarko's marketing department is currently exploring international markets for the Saharan Blend crude oil.

GAS GATHERING SYSTEMS AND PROCESSING PLANTS Anadarko's investment in gas gathering operations allows the Company to better manage its gas production, improve ultimate recovery of reserves, enhance the value of reserves and expand marketing opportunities. The Company has invested more than $85 million to build or acquire gas gathering systems over the last five years. Anadarko owned and operated four major gas gathering systems and one gas processing plant at the end of 1996. In addition, the Company owned interests in nine other gathering systems and three other processing plants at year-end 1996.
     In March 1996, Anadarko closed on the second of two recent acquisitions from PanEnergy Corp, formerly Panhandle Eastern Corporation. The purchase price of the two systems was about $35 million. These two gathering systems tripled the Company's overall gas gathering capacity to over 480 MMcf/d and serve approximately 1,900 wells. Approximately 75 percent of the gas flowing through these systems is from Anadarko-operated wells. During 1996, Anadarko invested an additional $15 million to lower line pressure and increase deliverability from systems in southwest Kansas. Anadarko plans to invest an additional $45 million on enhancing its gathering systems over the next several years and improve access to multiple pipeline market hubs.
     Anadarko remains active in the NGLs business, primarily as a result of its gas gathering and processing operations. The Company generally sells NGLs on a monthly basis as they are produced. However, some NGLs are held in inventory for sale at a later date. Anadarko generally markets NGLs under short-term contracts. Anadarko had 4,600 barrels of NGLs in inventory at the end of 1996 compared to 66,600 barrels at the end of 1995.

USE OF DERIVATIVES Anadarko uses derivative financial instruments to hedge the Company's exposure to changes in the market price of natural gas and crude oil, to provide methods to fix the price for natural gas independently of the physical purchase or sale and to manage interest rates. Commodity financial instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. While commodity financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the commodity financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses are recognized in revenues for the periods to which the commodity financial instruments relate. Anadarko's commodity financial instruments currently are comprised of futures, swaps and options. See Note 6 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

OPERATING RESULTS

DRILLING ACTIVITY During 1996, Anadarko participated in a total of 283 gross wells, including 166 oil wells, 65 gas wells and 52 dry holes. This compares to 258 wells (114 oil wells, 98 gas wells and 46 dry holes) in 1995 and 281 wells (147 oil wells, 95 gas wells and 39 dry holes) in 1994.
     During 1996, the Company made several significant well completions in its exploration and development drilling program which are discussed in the narrative descriptions on pages 9 through 23 of the 1996 Annual Report to Stockholders, incorporated herein by reference, and Properties and Activities under Item 1 of this Form 10-K.

                           DRILLING PROGRAM ACTIVITY

                                                             GAS       OIL      DRY      TOTAL
                                                             ----     -----     ----     -----
1996 EXPLORATORY
  Gross                                                         7         8       11        26
  Net                                                         4.9       3.4      6.3      14.6
1996 DEVELOPMENT
  Gross                                                        58       158       41       257
  Net                                                        38.3     125.2     37.9     201.4
1995 EXPLORATORY
  Gross                                                         3         9        5        17
  Net                                                         1.7       3.6      3.4       8.7
1995 DEVELOPMENT
  Gross                                                        95       105       41       241
  Net                                                        72.6      87.3     40.1     200.0

---------------

Gross: total wells in which there was participation.
Net: working interest ownership.

RESERVE REPLACEMENT Drilling activity is not the best measure of success for an exploration and production company. Anadarko focuses on growth and profitability. Reserve replacement is the key to growth and future profitability depends on the cost of finding oil and gas reserves. The Company believes its performance in both areas is excellent. For the 15th consecutive year, Anadarko more than replaced annual production volumes with proved reserves of natural gas, crude oil, condensate and NGLs, stated on an energy equivalent barrel (EEB) basis.
     During 1996, Anadarko's worldwide reserve replacement was 299 percent of total production, which was 37.7 million energy equivalent barrels (MMEEBs). The Company's worldwide reserve replacement in 1995 was 226 percent of total production and in 1994 was 308 percent of total production. Over the last five years, the Company's annual reserve replacement has averaged 241 percent of annual production volumes.
     In 1996, the Company replaced 215 percent of its production volumes with U.S. reserves. The Company's U.S. reserve replacement for the five-year period 1992-96 was 183 percent of Anadarko's U.S. production. By comparison, the most recent published U.S. industry average (1991-95) was 84 percent. (Source:
Department of Energy.) Anadarko's U.S. reserve replacement performance for the same period 1991-95 was 175 percent of production. Industry data for 1996 are not yet available.

COST OF FINDING For 1996, Anadarko's worldwide finding cost for proved reserves was $2.76 per EEB compared to $2.74 per EEB in 1995 and to $2.76 per EEB in 1994. The Company's low worldwide finding costs are due to the success of the Company's exploration programs. Anadarko's U.S. finding cost for 1996 was $3.23 per EEB compared to $4.26 per EEB in 1995 and $3.57 per EEB in 1994.
     Cost of finding results in any one year can be misleading due to the long lead times associated with exploration and development. A better measure of cost of finding performance is over a five-year period. Anadarko has consistently outperformed the industry in average finding costs. For the period 1992-96, Anadarko's U.S. cost of finding was $3.78 per EEB. Anadarko's worldwide finding cost for the same five-year period was $3.25 per EEB. Industry data for 1996 are not yet available. For comparison purposes, the most recent published five-year average (1991-95) for the industry shows U.S. average cost of finding was $4.77 per EEB and worldwide cost of finding was $5.19 per EEB. (Source: Arthur Andersen, SC) For the same period, Anadarko's U.S. finding cost was $3.74 per EEB and worldwide finding cost was $3.39 per EEB.

PROVED RESERVES At the end of 1996, Anadarko's proved reserves were 601.3 MMEEBs compared to 526.3 MMEEBs at year-end 1995 and 476.4 MMEEBs at year-end 1994. Reserves increased by 14 percent in 1996 compared to 1995, primarily due to exploration and development drilling and improved recovery. Anadarko's proved reserves have grown by 54 percent over the past three years, primarily as a result of successful exploration projects in Algeria, the Gulf of Mexico and Alaska, as well as successful exploitation and development drilling programs in major domestic fields in core areas onshore and offshore.
     The Company's proved natural gas reserves at year-end 1996 were 1.82 trillion cubic feet (Tcf) compared to 1.84 Tcf at year-end 1995 and 1.91 Tcf at year-end 1994. Anadarko's crude oil, condensate and NGLs reserves at year-end 1996 increased 36 percent to 297.8 MMBbls compared to 219.2 MMBbls at year-end 1995. This compares to reserves of 157.4 MMBbls at year-end 1994. Crude oil reserves have increased 279 percent over the last three years due to large discoveries in Algeria, the Gulf of Mexico and Alaska. Crude oil, condensate and NGLs reserves now comprise 50 percent of the Company's proved reserves compared to about 42 percent at year-end 1995 and about 33 percent at year-end 1994. Creating balance between crude oil reserves and natural gas reserves was a key strategy for the Company.
     The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geologic and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
     At December 31, 1996, the present value (discounted at 10 percent) of future net revenues from Anadarko's proved reserves was $5.27 billion, before income taxes, and was $3.40 billion, after income taxes, (stated in accordance with the regulations of the Securities and Exchange Commission and Financial Accounting Standards Board). The 1996 estimated present value of future net revenues, after income taxes, increased 96 percent compared to 1995 primarily due to increases in commodity prices for oil and gas at year-end 1996 and the additions of proved reserves related to successful drilling worldwide. See Supplemental Information on Oil and Gas Exploration and Production Activities in the Consolidated Financial Statements under Item 8 of this Form 10-K.

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

ACQUISITIONS AND DIVESTITURES

     Several years ago, the Company embarked on an asset management program to sell "non-core" properties and invest the proceeds into core operating areas around the world in order to focus financial resources and personnel on the Company's core areas of operation. Over the past three years, the Company has sold properties, either as a strategic exit or by asset rationalization in existing core areas, with proceeds totaling $216 million. Reserves associated with these sales and trades are 47.7 MMEEBs, resulting in unit proceeds of $4.53 per EEB. During the same time period, Anadarko has acquired through purchases and trades 25.5 MMEEBs of proved reserves at a cash cost of $48 million, or $1.88 per EEB.
     During 1996, Anadarko sold reserves of 18.7 MMEEBs, of which 17.7 MMEEBs were attributed to the Company's interests in Indonesia. Total proceeds from divestitures in 1996 amounted to $41 million or $2.19 per EEB. In 1996, acquisitions of producing properties totaled $5.3 million and 1.1 MMEEBs, at a cost of $4.72 per EEB. The largest acquisition was a package of properties in the Oklahoma Panhandle portion of the Hugoton Embayment. This package includes significant undeveloped acreage on which Anadarko plans to conduct a 3-D seismic survey and drill wells in 1997.
     Total 1995 proceeds from divestitures were $66.6 million, which included assets in north Texas and the Permian Basin of southeast New Mexico and west Texas. Reserves sold equaled 11.9 MMEEBs, resulting in unit proceeds of $5.60 per EEB. The largest sale in 1995 was the Company's interest in 25 "non-strategic" fields to other operators for $56.8 million. In 1995, Anadarko acquired 9.8 MMEEBs of reserves at a cost of $26 million, or $2.66 per EEB. The largest acquisition was a package of properties in west Texas purchased from Shell Western E&P. The Company also purchased for $9.5 million a water supply system in west Texas which reduced operating costs and enabled expansions of several important waterflood projects.
     During 1994, Anadarko sold assets in the Arkoma Basin, the Rocky Mountains and all of the Company's Canadian holdings. Reserves associated with the 1994 sales and trades were 17.1 MMEEBs, with proceeds of about $109 million, or $6.40 per EEB.

PRODUCING PROPERTIES AND LEASES

     The Company owns 2,286 net producing oil wells and 1,892 net producing gas wells worldwide. The following schedule shows the number of developed and undeveloped acres in which Anadarko held interests at December 31, 1996.

                                    ACREAGE

                                           Developed          Undeveloped            Total
                                        ---------------     ---------------     ---------------
                                        Gross      Net      Gross      Net      Gross      Net
              thousands                 -----     -----     -----     -----     -----     -----
United States
  Onshore                               1,082       795     1,289       545     2,371     1,340
  Offshore                                178        56       435       232       613       288
                                        -----     -----     -----     -----     -----     -----
Total                                   1,260       851     1,724       777     2,984     1,628
                                        -----     -----     -----     -----     -----     -----
Algeria                                    --        --     5,292     2,324     5,292     2,324
Eritrea                                    --        --     6,700     6,700     6,700     6,700
Jordan                                     --        --     4,200     4,200     4,200     4,200
Peru                                       --        --     2,557     2,557     2,557     2,557
China                                      --        --     2,100     2,100     2,100     2,100

REGULATORY MATTERS

ENVIRONMENTAL The Company's oil and gas operations and properties are subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with drilling and production activities, the discharge and disposition of waste materials, offshore oil and gas operations, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.
     Anadarko takes the issue of environmental stewardship very seriously and works diligently to comply with applicable environmental rules and regulations. Compliance with environmental laws and regulations has not had a material adverse effect on the Company's operations or financial condition in the past. However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material adverse effect on the Company's operations or financial condition.
     For a description of certain environmental proceedings in which the Company is involved, see Note 16 of the Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

OTHER Regulatory agencies in certain states have authority to issue permits for the drilling of wells, regulate the spacing of wells, prevent the waste of oil and gas resources through proration and regulate environmental matters.
     Operations conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Additionally, certain operations must be conducted pursuant to appropriate permits issued by the Bureau of Land Management and the Minerals Management Service of the Department of Interior and, with regard to certain federal leases, with prior approval of drill site locations by the Environmental Protection Agency. In addition to the standard permit process, federal leases may require a complete environmental impact assessment prior to authorizing an exploration or development plan.

ADDITIONAL FACTORS AFFECTING BUSINESS

COMMODITY PRICING AND DEMAND Crude oil prices continue to be affected by political developments worldwide, pricing decisions of the Organization of Petroleum Exporting Countries (OPEC) and the volatile trading patterns in the commodity futures markets. Natural gas prices also continue to be highly volatile. In periods of sharply lower commodity prices, the Company may curtail capital spending projects and delay or defer drilling wells in certain areas because of lower cash flows. Changes in crude oil and natural gas prices can impact the Company's determination of proved reserves and the Company's calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand in the United States and worldwide may affect the Company's level of production.

EXPLORATION AND OPERATING RISKS The Company's business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering and fire, each of which could result in damage to or destruction of oil and gas wells or formations or production facilities and other property and injury to persons. As protection against financial loss resulting from these operating hazards, the Company maintains insurance coverage, including certain physical damage, employer's liability, comprehensive general liability and workmen's compensation insurance. Although Anadarko is not fully insured against all risks in its business, the Company believes that the coverage it maintains is customary for companies engaged in similar operations. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

DEVELOPMENT RISKS The Company is increasingly involved in large development projects in the Gulf of Mexico, Alaska and internationally. Key factors that may affect the timing and outcome of such projects include: project approvals by joint-venture partners; timely issuance of permits and licenses by host country governmental agencies; manufacturing and delivery schedules of critical equipment; and commercial arrange-ments for pipelines and related equipment to transport and market hydrocarbons. In large development projects, these uncertainties are usually resolved, but delays and differences between estimated timing and actual timing of critical events are commonplace and may, therefore, affect the forward-looking statements related to large development projects.

DOMESTIC GOVERNMENTAL RISKS The domestic operations of the Company have been, and at times in the future may be, affected by political developments and by federal, state and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price or gathering rate controls and environmental protection regulations.

FOREIGN OPERATIONS RISK The Company's operations in areas outside the United States are subject to various risks inherent in foreign operations. These risks may include, among other things, loss of revenue, property and equipment as a result of hazards such as expropriation, war, insurrection and other political risks, increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies, currency restrictions and exchange rate fluctuations and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation. To date, the Company's international operations have not been materially affected by these risks.

COMPETITION The oil and gas business is highly competitive in the search for and acquisition of reserves, as well as, in the gathering and marketing of oil and gas production. The Company's competitors include the major oil companies, independent oil and gas concerns, individual producers, gas marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. Competition for drilling rigs is keen in certain areas of the Gulf of Mexico. During 1996 and 1995, the Company experienced increases in drilling rig rental rates due to the tight rig market in the Gulf of Mexico.

CAPITAL EXPENDITURES, LIQUIDITY AND LONG-TERM DEBT

CAPITAL EXPENDITURES Anadarko's total capital spending in 1996 was $427 million, an increase of 29 percent over a 1995 capital spending level of $331 million and about equal to 1994 spending of $423 million. Capital spending in 1996 did not reach the budget initially set at $485 million, largely due to construction delays in Algeria. The 1995 spending level was lower than originally anticipated due to lower gas prices and deferred drilling opportunities in the Gulf of Mexico's sub-salt play. The 1994 spending included $72 million to acquire 26 offshore lease blocks in the Gulf of Mexico at the Minerals Management Service Offshore Lease Sale No. 147 in March 1994. The largest categories of capital spending in 1996, 1995 and 1994 were for exploration and development activities in the U.S. and overseas. The Company funded its capital investment program in 1996, 1995 and 1994 primarily through cash flow, plus proceeds from property sales and increases in long-term debt.

                              CAPITAL EXPENDITURES

                                                               1996       1995       1994
                          millions                            ------     ------     ------
Exploration                                                   $141.8     $ 97.9     $196.0
Development                                                    148.9       96.8      128.8
Acquisitions of producing properties                             5.3       26.0       18.1
Gathering and other                                             64.0       52.4       25.1
Interest and overhead                                           67.2       58.1       54.7
                                                              ------     ------     ------
Total                                                         $427.2     $331.2     $422.7
                                                              ------     ------     ------

     Capital spending for 1997 has been set at about $560 million, an increase of 31 percent over 1996 and the highest anticipated spending level in Company history. The higher capital budget is driven by increased opportunities in both U.S. and international exploration and development drilling programs. The 1997 budget includes $159 million for exploration, $300 million for development, $27 million for gathering and other, and $74 million for capitalized interest and overhead. Although no dollars are budgeted for acquisitions in 1997, the Company will look at opportunities and, depending on conditions of the market, may elect to purchase properties.
     Historically, the Company has based capital spending on anticipated cash flows including proceeds from divestitures, but certain portions of the capital spending budget -- such as acquisitions -- have been financed from time to time. In addition, the Company's budget is adjusted periodically to reflect changes in market prices for oil and natural gas. The Company believes cash flows, including proceeds from divestitures, and existing credit facilities will be sufficient to meet capital and operating requirements, including any contingencies, during 1997.

LIQUIDITY AND LONG-TERM DEBT At year-end 1996, Anadarko's total debt was $731 million. This compares to year-end 1995 total debt of $674 million.
     In January 1997, the Company entered into a sale/lease back agreement for $88.4 million involving 145 natural gas compressors in Anadarko's major mid-continent gathering systems. The transaction monetized Company assets and took advantage of current low interest rates. Proceeds from the transaction were used for general corporate purposes.
     During 1996, Anadarko offered two "Century Bonds". In September 1996, the Company issued $100 million principal amount of 7.73% Debentures due 2096. Each Debenture holder has the one-time right to have the Company purchase on September 15, 2026, all or a portion of, the Debentures, at a purchase price equal to par plus accrued and unpaid interest. In November 1996, the Company issued $100 million principal amount of 7 1/4% Debentures due November 15, 2096.
     During the fourth quarter of 1996, Anadarko entered into a 10-year swap agreement with a notional value of $100 million whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to 3-month LIBOR. This agreement was entered into to offset a portion of the effect of the Company's fixed-rate long-term debt financed in 1996.
     In March 1995, Anadarko issued $100 million principal amount of 7 1/4% Debentures due 2025. Each Debenture holder has the one-time right to have the Company purchase on March 15, 2000, all or a portion of, the Debenture at a purchase price equal to par plus accrued and unpaid interest.
     In May 1994, Anadarko entered into a $250 million Revolving Credit Agreement and a $150 million 364-Day Credit Agreement with a group of commercial banks. As of December 31, 1996 and 1995, there were no outstanding borrowings under these agreements.
     In May 1995, the Company issued one million shares of common stock to the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust will receive dividends. The shares are included in the calculation of earnings per share under the treasury stock method and have no dilutive effect.
     Anadarko's net cash from operating activities in 1996 was up 27 percent to $315 million compared to $248 million in 1995. Net cash from operating activities in 1994 was $240 million.

CHANGES IN ACCOUNTING PRINCIPLES

STOCK-BASED COMPENSATION Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. Anadarko has elected to continue to use the current method of accounting for employee stock compensation plans and discloses in Note 7 of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K, the fair value as defined in SFAS No. 123.

DIVIDENDS

     In 1996, Anadarko paid $17.8 million in dividends to its common stockholders (7.5 cents per share per quarter). The dividend amount was $17.7 million in 1995 (7.5 cents per share per quarter) and $17.6 million (7.5 cents per share per quarter) in 1994. Anadarko has paid a dividend continuously since becoming an independent company in 1986.
     The Revolving Credit Agreement and the 364-Day Credit Agreement require a minimum balance of $650 million to be maintained in retained earnings. As a result, the amount of retained earnings available for dividends as of December 31, 1996 was $364.1 million. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ANADARKO PETROLEUM CORPORATION
                                     INDEX
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Management                                           31

Independent Auditors' Report                                   32

Statement of Income, Three Years Ended December 31, 1996       33

Balance Sheet, December 31, 1996 and 1995                      34

Statement of Stockholders' Equity, Three Years Ended
  December 31, 1996                                            35

Statement of Cash Flows, Three Years Ended December 31, 1996   36

Notes to Consolidated Financial Statements                     37

Supplemental Quarterly Information                             54

Supplemental Information on Oil and Gas Exploration and
  Production Activities                                        55

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

[MICHAEL E. ROSE]

Michael E. Rose
Senior Vice President and
Chief Financial Officer

                         ANADARKO PETROLEUM CORPORATION
                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Form 10-K Annual Report. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

[KPMG PEAT MARWICK LLP]

Houston, Texas
January 30, 1997

                         ANADARKO PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                  Years Ended December 31                      1996        1995        1994
                  -----------------------                      ----        ----        ----
                                                                        thousands
REVENUES
Gas sales                                                    $362,599    $259,849    $313,470
Oil and condensate sales                                      139,936     125,980     125,640
Natural gas liquids and other                                  66,493      48,185      43,366
                                                             --------    --------    --------
Total                                                         569,028     434,014     482,476
                                                             --------    --------    --------
COSTS AND EXPENSES
Operating expenses Note 11                                    115,308     105,829     110,202
Administrative and general                                     67,673      59,477      61,138
Depreciation, depletion and amortization                      167,183     164,742     172,825
Other taxes Note 12                                            37,205      36,892      40,973
(Gains) losses and impairments related to international and
  geothermal properties Notes 2 and 5                         (13,986)      2,600       8,667
                                                             --------    --------    --------
Total                                                         373,383     369,540     393,805
                                                             --------    --------    --------
Operating Income                                              195,645      64,474      88,671
OTHER INCOME AND (EXPENSES)
Other income                                                    1,118       1,150       2,123
Interest expense Notes 5 and 6                                (38,973)    (36,358)    (26,128)
                                                             --------    --------    --------
Income before Income Taxes                                    157,790      29,266      64,666
INCOME TAXES Note 13                                           57,070       8,231      23,567
                                                             --------    --------    --------
NET INCOME                                                   $100,720    $ 21,035    $ 41,099
                                                             --------    --------    --------
PER COMMON SHARE
Net income                                                   $   1.70    $   0.36    $   0.70
Dividends Note 7                                             $   0.30    $   0.30    $   0.30
                                                             --------    --------    --------
AVERAGE NUMBER OF SHARES OUTSTANDING Note 7                    59,247      58,935      58,776
                                                             --------    --------    --------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET

                        December 31                              1996          1995
                        -----------                              ----          ----
                                                                     thousands
ASSETS
CURRENT ASSETS
Cash and cash equivalents Note 3                              $   14,601    $   17,090
Accounts receivable                                              226,824       127,943
Inventories Note 4                                                24,540        14,859
Prepaid expenses                                                   3,843         3,306
                                                              ----------    ----------
Total                                                            269,808       163,198
                                                              ----------    ----------
PROPERTIES AND EQUIPMENT
Original cost                                                  4,036,165     3,717,672
Less accumulated depreciation, depletion and amortization      1,738,709     1,628,922
                                                              ----------    ----------
Net properties and equipment -- based on the full cost
  method of accounting for oil and gas properties Note 5       2,297,456     2,088,750
                                                              ----------    ----------
DEFERRED CHARGES                                                  16,766        15,099
                                                              ----------    ----------
                                                              $2,584,030    $2,267,047
                                                              ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable
  Trade and other                                             $  244,219    $  153,502
  Bank                                                            17,995        12,849
Accrued expenses
  Interest                                                        12,812        10,729
  Taxes and other                                                 10,227        13,393
                                                              ----------    ----------
Total                                                            285,253       190,473
                                                              ----------    ----------
LONG-TERM DEBT Note 6                                            731,049       674,008
                                                              ----------    ----------
DEFERRED CREDITS
Deferred income taxes Note 13                                    498,973       449,798
Other                                                             54,675        43,074
                                                              ----------    ----------
Total                                                            553,648       492,872
                                                              ----------    ----------
STOCKHOLDERS' EQUITY
Common stock, par value $0.10
  (200,000,000 shares authorized, 60,525,699 and 60,016,045
  shares issued as of December 31, 1996 and 1995,
  respectively)                                                    6,098         6,047
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no shares issued as of
  December 31, 1996 and 1995)                                         --            --
Paid-in capital                                                  335,848       304,125
Retained earnings (as of December 31, 1996, $364,080,000 was
  not restricted as to the payment of dividends)                 739,395       656,455
Deferred compensation                                             (3,444)       (2,808)
Executives and directors benefit trust, at market value
  (1,000,000 shares as of December 31, 1996 and 1995)            (63,813)      (54,125)
Treasury stock (70 shares as of December 31, 1996)                    (4)           --
                                                              ----------    ----------
Total                                                          1,014,080       909,694
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES Notes 10, 14, 15 and 16                 --            --
                                                              ----------    ----------
                                                              $2,584,030    $2,267,047
                                                              ----------    ----------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                Years Ended December 31                      1996          1995         1994
                -----------------------                      ----          ----         ----
                                                                       thousands
COMMON STOCK
Balance at beginning of year                              $    6,047     $  5,931     $  5,912
Common stock issued                                               51          116           19
                                                          ----------     --------     --------
Balance at end of year                                         6,098        6,047        5,931
                                                          ----------     --------     --------
PAID-IN CAPITAL
Balance at beginning of year                                 304,125      243,976      236,001
Common stock issued                                           22,035        6,124        7,975
Issuance of stock and revaluation to market for
  executives and directors benefit trust                       9,688       54,025           --
                                                          ----------     --------     --------
Balance at end of year                                       335,848      304,125      243,976
                                                          ----------     --------     --------
RETAINED EARNINGS
Balance at beginning of year                                 656,455      653,112      625,308
Net income                                                   100,720       21,035       41,099
Foreign translation losses                                        --           --       (1,686)
Cumulative translation losses transferred to the income
  statement upon disposition of foreign subsidiary                --           --        6,065
                                                          ----------     --------     --------
                                                             757,175      674,147      670,786
Dividends paid                                               (17,780)     (17,692)     (17,635)
Issuance of treasury stock                                        --           --          (39)
                                                          ----------     --------     --------
Balance at end of year                                       739,395      656,455      653,112
                                                          ----------     --------     --------
DEFERRED COMPENSATION
Balance at beginning of year                                  (2,808)      (3,420)      (3,055)
Issuance of restricted stock                                  (2,463)      (1,106)      (1,668)
Amortization of restricted stock                               1,827        1,718        1,303
                                                          ----------     --------     --------
Balance at end of year                                        (3,444)      (2,808)      (3,420)
                                                          ----------     --------     --------
EXECUTIVES AND DIRECTORS BENEFIT TRUST
Balance at beginning of year                                 (54,125)          --           --
Issuance of stock                                                 --      (42,375)          --
Revaluation to market                                         (9,688)     (11,750)          --
                                                          ----------     --------     --------
Balance at end of year                                       (63,813)     (54,125)          --
                                                          ----------     --------     --------
TREASURY STOCK
Balance at beginning of year                                      --           --           --
Purchase of treasury stock                                      (693)        (427)        (405)
Issuance of treasury stock                                       689          427          405
                                                          ----------     --------     --------
Balance at end of year                                            (4)          --           --
                                                          ----------     --------     --------
STOCKHOLDERS' EQUITY Notes 7 and 8                        $1,014,080     $909,694     $899,599
                                                          ----------     --------     --------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                Years Ended December 31                    1996          1995         1994
                -----------------------                    ----          ----         ----
                                                                      thousands
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                               $ 100,720     $ 21,035     $  41,099
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                 167,183      164,742       172,825
  Amortization of restricted stock                           1,827        1,718         1,303
  Deferred income taxes                                     54,231       11,544        15,912
  Provisions for impairments of international and
     geothermal properties                                   5,400        2,600         3,100
  Cumulative translation losses transferred to the
     income statement upon disposition of foreign
     subsidiary                                                 --           --         6,065
                                                         ---------     --------     ---------
                                                           329,361      201,639       240,304
Increase in accounts receivable                            (98,881)     (12,762)       (4,695)
Increase in inventories                                     (9,681)      (1,439)       (3,869)
Increase in accounts payable -- trade and other and
  accrued expenses                                          89,634       63,760         1,175
Other items -- net                                           4,108       (2,902)        6,772
                                                         ---------     --------     ---------
Net cash provided by operating activities                  314,541      248,296       239,687
                                                         ---------     --------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
Additions to properties and equipment                     (427,234)    (331,214)     (422,718)
Sales and retirements of properties and equipment           46,178       62,847        95,370
                                                         ---------     --------     ---------
Net cash used in investing activities                     (381,056)    (268,367)     (327,348)
                                                         ---------     --------     ---------
CASH FLOW FROM FINANCING ACTIVITIES
Additions to debt                                          200,000      205,100       180,281
Retirements of debt                                       (142,959)    (160,373)      (93,500)
Increase (decrease) in accounts payable, banks               5,146       (1,438)          959
Dividends paid                                             (17,780)     (17,692)      (17,635)
Issuance of common stock                                    19,623        5,034         6,326
Issuance of treasury stock                                     689          427           366
Purchase of treasury stock                                    (693)        (427)         (405)
                                                         ---------     --------     ---------
Net cash provided by financing activities                   64,026       30,631        76,392
                                                         ---------     --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (2,489)      10,560       (11,269)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              17,090        6,530        17,799
                                                         ---------     --------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $  14,601     $ 17,090     $   6,530
                                                         ---------     --------     ---------

          See accompanying notes to consolidated financial statements

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  SUMMARY OF ACCOUNTING POLICIES

GENERAL Anadarko Petroleum Corporation is engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are: Anadarko Gathering Company; Anadarko Energy Services Company (formerly Anadarko Trading Company); and, Anadarko Algeria Corporation (Anadarko Algeria). In December 1994, the Company sold its wholly-owned subsidiary, Anadarko Petroleum of Canada Ltd. (Anadarko Canada). See Note 2.

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

PRICE RISK MANAGEMENT Anadarko's financial instruments currently are comprised of futures, swaps and options. Anadarko uses commodity derivative financial instruments to minimize the impact of price fluctuations for the Company and its customers. To qualify as a hedge, these instruments must correlate to anticipated future sales such that the Company's exposure to the effects of commodity price changes is reduced. The gains and losses on these instruments are included in the valuation of the transactions being hedged upon completion of the transactions. Gains and losses on derivatives not classified as hedges are accounted for on a current basis. Unrealized gains and losses are recorded as assets and liabilities on the balance sheet. See Note 6.

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

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS The financial statements of Anadarko Canada were translated to U.S. dollars. All balance sheet accounts were translated at the current exchange rate and income statement items were translated at the average exchange rate for the year; resulting translation adjustments were made directly to a separate component of stockholders' equity. Transaction adjustments were reported in net income. In prior years, deferred federal income taxes were not provided on translation adjustments because the earnings of Anadarko Canada were considered to be permanently invested. Due to the sale of Anadarko Canada in 1994, the cumulative foreign currency translation losses were transferred from stockholders' equity and included in disposition of foreign subsidiary on the income statement. See Note 2.

CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS PAYABLE, BANKS This account represents credit balances to the extent that checks issued have not been presented to the Company's banks for payment.

STOCK-BASED COMPENSATION Effective January 1, 1996, Anadarko adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 defines a fair value method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. Anadarko has elected to continue to use the current method of accounting for employee stock compensation plans and disclose the fair values as defined in SFAS No. 123. See Note 7.

2.  DISPOSITION OF FOREIGN SUBSIDIARIES

     In September 1996, Anadarko sold its wholly-owned subsidiary, Anadarko Indonesia Company, Jabung. As a result, the Company recorded a gain of $19,385,000 and U.S. income tax expense of $7,040,000 on the sale.
     In December 1994, Anadarko sold Anadarko Canada for $57,937,000. In connection with the sale, Anadarko recorded a charge of $5,567,000 before income taxes ($6,635,000 after income taxes) primarily due to a non-cash charge of $6,065,000 for cumulative foreign currency translation losses previously recorded as a reduction in stockholders' equity. The Company recorded U.S. income tax expense of $17,454,000 on the sale. The Company also reversed previously provided deferred Canadian taxes in the amount of $16,386,000 for a net income tax expense associated with the sale of $1,068,000.

3.  CASH AND CASH EQUIVALENTS

     As of December 31, 1996 and 1995, cash and cash equivalents included $321,000 and $222,000, respectively, held by the Executives and Directors Benefits Trust. In addition, as of December 31, 1995, cash and cash equivalents included $4,127,000 invested in U.S. Treasury securities, which the Company had dedicated for a "like-kind" property exchange.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4.  INVENTORIES

     Inventories are stated at the lower of average cost or market. Natural gas and NGLs, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                                               1996          1995
                         thousands                             ----          ----
Materials and supplies                                        $23,495       $13,969
Natural gas, stored in inventory                                1,017           478
Natural gas liquids, stored in inventory                           28           412
                                                              -------       -------
                                                              $24,540       $14,859
                                                              -------       -------

5.  PROPERTIES AND EQUIPMENT

     A summary of the original cost of properties and equipment by classification follows:

                                                                 1996          1995
                         thousands                               ----          ----
Oil and gas properties                                        $3,750,797    $3,501,162
Gathering facilities                                             132,631        76,492
Plant facilities                                                  17,726        17,600
General properties                                               135,011       122,418
                                                              ----------    ----------
                                                              $4,036,165    $3,717,672
                                                              ----------    ----------

     Oil and gas properties are amortized using the unit-of-production method. All other properties are depreciated on the straight-line basis over the useful lives of the assets, which range from three to 25 years.
     Oil and gas properties include costs of $254,811,000 and $245,577,000 at December 31, 1996 and 1995, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. Anadarko excludes all costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All excluded costs are reviewed quarterly to determine if impairment has occurred.
     Properties and equipment include costs of $231,858,000 and $146,706,000 at December 31, 1996 and 1995, respectively, for the Company's exploration and development activities in Algeria. Depreciation of these assets will begin when production commences.
     During 1996, 1995 and 1994, the Company made provisions for impairments of international properties of $5,400,000, $600,000 and $3,100,000, respectively, which were related to oil and gas properties. These impairments related to projects that the Company has decided not to pursue in China and various other international locations. During 1995, the Company made a provision for impairments of geothermal properties of $2,000,000.
     Total interest costs incurred during 1996, 1995 and 1994 were $55,985,000, $52,557,000 and $41,635,000, respectively. Of these amounts, the Company capitalized $17,012,000, $16,199,000 and $15,507,000 during 1996, 1995 and 1994, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The capitalization rates are based on the Company's weighted average cost of borrowings used to finance the expenditures.
     In addition to capitalized interest, the Company also capitalized internal costs of $50,213,000, $40,617,000 and $37,898,000 during 1996, 1995 and 1994, respectively. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of oil and gas properties.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

                                                                    Principal
                                                                    ---------
                                                                1996          1995
                         thousands                              ----          ----
Commercial Paper*                                             $ 31,049      $ 19,908
Notes Payable, Banks*                                               --       154,100
8 3/4% Notes due 1998                                          100,000       100,000
8 1/4% Notes due 2001                                          100,000       100,000
6 3/4% Notes due 2003                                          100,000       100,000
5 7/8% Notes due 2003                                          100,000       100,000
7 1/4% Debentures due 2025                                     100,000       100,000
7.73% Debentures due 2096                                      100,000            --
7 1/4% Debentures due 2096                                     100,000            --
                                                              --------      --------
                                                              $731,049      $674,008
                                                              --------      --------

---------------

*The average rates in effect at December 31, 1996 and 1995 were 6.30% and 5.96%, respectively for the Commercial Paper. The average rate in effect at December 31, 1995 was 5.95% for the Notes Payable, Banks.

     Anadarko has noncommitted lines of credit from several banks. The general provisions of these lines of credit provide for Anadarko to borrow funds for terms and rates offered from time to time by the banks. There are no fees associated with these lines of credit.
     The Company has a commercial paper program that allows Anadarko to borrow funds, at rates as offered, by issuing notes to investors for terms of up to 270 days.
     The commercial paper and notes payable to banks in 1996 and 1995 have been classified as long-term debt in accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced," under the terms of Anadarko's Bank Credit Agreements.
     In November 1996, Anadarko issued $100,000,000 principal amount of 7 1/4% Debentures due 2096. The Company has a conditional right to shorten the maturity of the Debentures if tax law changes impact the tax deduction for interest on the Debentures. Net proceeds from the offering were used to repay floating interest rate debt.
     In September 1996, Anadarko issued $100,000,000 principal amount of 7.73% Debentures due 2096. Each Debenture holder has the one-time right to have the Company purchase on September 15, 2026, all or a portion of, the Debentures at a purchase price equal to par plus accrued and unpaid interest. Net proceeds from the offering were used to repay floating interest rate debt.
     In March 1995, Anadarko issued $100,000,000 principal amount of 7 1/4% Debentures due 2025. Each Debenture holder has the one-time right to have the Company purchase on March 15, 2000, all or a portion of, the Debentures at a purchase price equal to par plus accrued and unpaid interest. Net proceeds from the offering were used to repay floating interest rate debt.
     In May 1994, the Company entered into a $250,000,000 Revolving Credit Agreement and a $150,000,000 364-Day Credit Agreement with a group of 11 commercial banks. In May 1996, the Agreements were amended to reduce the commitment fees and extend the expiration date of the Agreements for one year. Interest rates are based on either the reference rate, the rate of certificate of deposit, the Eurodollar rate or a combination thereof. The Agreements provide for commitment fees on the unused balances at a rate of 12.5/100 of one percent and 10.0/100 of one percent for the Revolving Credit Agreement and 364-Day Credit Agreement, respectively. The Revolving Credit Agreement will expire in 2001. During 1996 and 1995, there were no outstanding borrowings under these Agreements.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)
     During 1996 and 1995, the Company had available $20,000,000 in a bank line of credit which was not used. The maximum interest rate for loans against the line was the reference rate of the bank. The line of credit is renewable annually, but may be withdrawn at any time by the bank. In 1996 and 1995, Anadarko maintained an average daily compensating balance of $1,000,000 for this line of credit.
     Total sinking fund and installment payments related to long-term debt for the five years ending December 31, 2001 are shown below. The payments related to the redemption of the commercial paper are included in the amounts shown in a manner consistent with the terms for repayment of the Revolving Credit Agreement.

                         thousands
1997                                                          $     --
1998                                                           100,000
1999                                                                --
2000*                                                          100,000
2001                                                           131,049

---------------
* The 7 1/4% Debentures due 2025 are shown because of the Debenture holders' one-time redemption rights in 2000.

     The following information discloses the fair value of the Company's financial instruments:

                                                              Carrying Amount    Fair Value
                         thousands                            ---------------    ----------
1996
Cash and cash equivalents                                        $ 14,601         $ 14,601
Long-term debt                                                    731,049          735,799
Commodity derivative financial instruments
  Asset                                                             5,121            5,121
  Liability                                                        (7,515)          (7,515)

1995
Cash and cash equivalents                                        $ 17,090         $ 17,090
Long-term debt                                                    674,008          702,008
Commodity derivative financial instruments
  Asset                                                             4,447            4,447
  Liability                                                        (7,898)          (7,898)

CASH AND CASH EQUIVALENTS The carrying amount reported on the balance sheet approximates fair value.

LONG-TERM DEBT The fair value of long-term debt at December 31, 1996 and 1995 is the value the Company would have to pay to retire the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices from Standard & Poor's Bond Guide and, where such quotes were not available, on the average rate in effect at year-end.

COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS Anadarko uses commodity derivative financial instruments -- futures, swaps and options -- to fix a price independent of the timing of the physical purchase or sale, to fix a price differential (basis) between the price of gas at Henry Hub and the price at the market locations at which Anadarko purchases and sells oil and gas (market locations), to hedge the fixed price or fixed basis pricing requirements of Anadarko's customers and suppliers, and to hedge the value of gas in storage or gas owed to or due from pipelines. Gains and losses generally are recorded when the related gas or oil production has been

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6. LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED) produced or delivered. As a result, gains and losses are generally offset by similar changes in the price of natural gas and crude oil. Unrealized gains and losses are recorded as assets and liabilities on the balance sheet at fair market value as of the balance sheet date. The unrealized gains and losses include derivatives related to January activities deferred as of December 31 and exclude certain written options recognized during the year. All volumes exclude January hedges not open and written options recognized. While financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the financial instruments may limit Anadarko's gain from increases in the market price of natural gas and crude oil. The fair value of derivative financial instruments reflects the estimated amounts that the Company would receive or pay to settle the contracts as of December 31. Dealer quotes are available for the majority of the Company's derivatives.

COMMODITY FUTURES Anadarko generally uses commodity futures contracts to fix the price of gas delivered to Henry Hub or oil delivered to Cushing. Futures contracts have settlement guaranteed by the New York Mercantile Exchange (NYMEX) and have nominal credit risk.
     At year-end 1996, Anadarko had open natural gas futures contracts totaling 76 billion British thermal units per day (BBtu/d) related to sales for February through March 1997. The Company had open natural gas futures contracts related to gas owed to pipelines of 15 BBtu/d for April through May 1997. Anadarko had open crude oil futures contracts related to sales of 6 thousand barrels per day (MBbls/d) for February 1997.
     At year-end 1995, Anadarko had open natural gas futures contracts totaling 66 BBtu/d related to sales for February through March 1996. The Company had open natural gas futures contracts related to sales of 14 BBtu/d for April through November 1996. The Company had open natural gas futures contracts related to customer and supplier pricing requirements of 1.3 BBtu/d for February through March 1996. Anadarko had open crude oil futures contracts related to sales of
3.4 MBbls/d for February 1996.

COMMODITY SWAPS Anadarko generally uses commodity swap agreements with third-parties to fix the price of gas and oil at its market locations. In addition, Anadarko uses basis swap agreements to fix the price differential between the price of gas at Henry Hub and the price of gas at its market locations. These energy swap agreements expose the Company to third-party credit risk to the extent the third-parties are unable to meet their monthly settlement commitment to the Company. The Company monitors the credit standing of the third-parties and anticipates they will be able to fully satisfy their contractual obligations.
     At year-end 1996, Anadarko had open basis swap agreements for the Company's gas sales averaging 30 BBtu/d for 1997, 1998 and 1999 which were offset by open basis swap agreements of like amounts for the same periods, thus eliminating the risk to Anadarko from future price changes related to this position. The Company had open gas basis swap agreements related to sales averaging 270 BBtu/d for February through March 1997 and 70 BBtu/d for April through July 1997. In addition, the Company had basis swaps related to customer and supplier gas pricing requirements of 8 BBtu/d for February through March 1997 and related to gas owed to pipelines of 15 BBtu/d for April through May 1997.
     At year-end 1995, Anadarko had open basis swap agreements for the Company's gas sales averaging 64 BBtu/d for January through December 1996 and 30 BBtu/d for 1997, 1998 and 1999, which were offset by open basis swap agreements of like amounts for the same periods, thus eliminating the risk to Anadarko from future price changes related to these two positions. The Company also had open gas swap agreements related to sales averaging 7 BBtu/d for February through December 1996 and related to customer and supplier gas pricing requirements of 9 BBtu/d for February through December 1996.

COMMODITY OPTIONS The Company generally uses commodity options to fix a floor and a ceiling for prices (a "collar") on its sales volumes. The Company also has used options to "straddle" a price, effectively setting a price above the then present market price at which the Company is willing to fix its sales price and a price below the then present market price at which the Company is willing to fix its purchase price for third party supply. Like futures, NYMEX options have settlement guaranteed and have nominal credit risk. Over-the-counter (OTC) options with third-parties have credit risks similar to swaps.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)
     At year-end 1996, Anadarko had open NYMEX options for the Company's gas sales of 10 BBtu/d for puts and 16 BBtu/d for calls during February and March 1997 and 30 BBtu/d for both puts and calls during April through July 1997. Anadarko also had open NYMEX gas options for its customers of 30 BBtu/d for puts and 6 BBtu/d for calls for February through March 1997. In addition, the Company had open crude oil options on 5.1 MBbls/d for both puts and calls during February through April 1997.
     At year-end 1995, Anadarko had open NYMEX options for the Company's gas sales of 183 BBtu/d for puts and 61 BBtu/d for calls during February through March 1996 and 30 BBtu/d for puts and 20 BBtu/d for calls for April through November 1996 in order to fix a price range on gas sales. In addition, the Company had open crude oil options on 1.7 MBbls/d for puts and 4.5 MBbls/d for calls during February through March 1996.

INTEREST RATE SWAPS During the fourth quarter of 1996, Anadarko entered into a 10-year swap agreement with a notional value of $100,000,000 whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to 3-month LIBOR. This agreement was entered into to offset a portion of the effect of the Company's fixed rate long-term debt financed in 1996.
     In October 1993, Anadarko accepted a payment of $2,600,000 granting the purchaser the option to enter into a nine-year interest rate swap agreement with the Company. The option was exercisable in October 1994. This agreement, if exercised, would have effectively fixed the rate the Company would have paid on a notional $100,000,000 of its floating interest rate debt at six percent for nine years. The $2,600,000 payment and the related agreement hedged the Company's floating interest rate debt. The option was not exercised and, as a result, the Company recorded a reduction to interest expense of $2,600,000 during the fourth quarter of 1994.

7.  STOCK AND STOCK OPTIONS

     Following is a schedule of the changes in the Company's shares of common stock:

                                           1996      1995      1994
thousands                                  ----      ----      ----
SHARES OF COMMON STOCK ISSUED
Beginning of year                         60,016    58,857    58,668
Exercise of stock options                    413        58        92
Issuance of restricted stock                  39        27        32
Issuance of shares for employee savings
  plan                                        58        74        65
Issuance of shares for executives and
  directors benefit trust                     --     1,000        --
                                          ------    ------    ------
End of year                               60,526    60,016    58,857
                                          ------    ------    ------
SHARES OF COMMON STOCK HELD IN TREASURY
Beginning of year                             --        --        --
Issuance of shares for employee savings
  plan                                       (12)       (9)       (7)
Purchase of treasury stock                    12        10         7
Sale of treasury stock                        --        (1)       --
                                          ------    ------    ------
End of year                                   --        --        --
                                          ------    ------    ------
SHARES OF COMMON STOCK HELD FOR
  EXECUTIVES AND DIRECTORS BENEFITS
  TRUST
Beginning of year                          1,000        --        --
Purchase of shares                            --     1,000        --
                                          ------    ------    ------
End of year                                1,000     1,000        --
                                          ------    ------    ------
SHARES OF COMMON STOCK OUTSTANDING AT
  END OF YEAR                             59,526    59,016    58,857
                                          ------    ------    ------

     In each quarter of 1996, 1995 and 1994, dividends of 7.5 cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7.  STOCK AND STOCK OPTIONS -- (CONTINUED)
dividends by the Company, retained earnings of $364,080,000, $259,694,000 and $249,599,000 were not restricted as to the payment of dividends at December 31, 1996, 1995 and 1994, respectively.
     During 1996, 1995 and 1994, the Company acquired treasury stock only as a result of stock option exercises, restricted stock transactions or buyback of shares, which were unsolicited from stockholders.
     In May 1995, the Company issued 1,000,000 shares of common stock to the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust will receive dividends. The shares are included in the calculation of earnings per share under the treasury stock method and have no dilutive effect. The fair market value of these shares is included in common stock and paid-in capital and as a reduction to stockholders' equity. As of December 31, 1996 and 1995, there were 1,000,000 shares in the Trust.
     Anadarko has four stock option plans -- the 1993 Stock Incentive Plan, the 1988 Stock Option Plan for Non-employee Directors, the 1987 Stock Option Plan and the 1986 Stock Option Plan -- under which key employees and directors of the Company may be granted options to purchase shares of Anadarko common stock. Incentive stock options and non-qualified stock options have a maximum term of eleven years from the date of grant and are issued at the market value of Anadarko stock on the date of grant. The options vest over time and may be exercised no earlier than one year from the date of grant.
     In addition, the 1993 Stock Incentive Plan and the 1987 Stock Option Plan provide that up to 800,000 and 400,000 shares of common stock, respectively, which may be granted under the Plans, may be granted as restricted stock. Generally, restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of the restricted stock have all the rights of a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to such shares. During 1996, 1995 and 1994, the Company issued 39,450, 26,950 and 31,950 shares, respectively, of restricted stock with a weighted-average grant date fair value of $63.42, $41.04 and $52.21, respectively.
     In 1996, Anadarko and a key officer of the Company entered into a Performance Share Agreement under the 1993 Stock Incentive Plan. The Agreement provides for issuance of up to 150,000 shares of common stock of the Company at the end of a four or eight-year period contingent upon the Company's achievement of predetermined objectives. During the year ended December 31, 1996, expense of $2,000,000 was recognized under the Agreement. The fair value of the performance shares is not determinable at this time since the shares to be issued are contingent upon the Company's achievement of the objectives.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7.  STOCK AND STOCK OPTIONS -- (CONTINUED)
     Unexercised stock options do not have a dilutive effect on earnings per common share. Information regarding the Company's stock option plans is summarized below:

                                                  1996                    1995                    1994
                                          ---------------------   ---------------------   ---------------------
                                                      Weighted-               Weighted-               Weighted-
                                                       Average                 Average                 Average
                                                      Exercise                Exercise                Exercise
                                           Shares       Price      Shares       Price      Shares       Price
options in thousands                       ------     ---------    ------     ---------    ------     ---------
SHARES UNDER OPTION AT BEGINNING OF YEAR      2,403    $38.13         2,010    $37.13         1,729    $33.76
Granted                                         933    $58.84           491    $41.41           400    $49.86
Exercised                                      (456)   $30.36           (84)   $31.69          (117)   $30.96
Surrendered or expired                           (8)   $44.62           (14)   $47.36            (2)   $29.81
                                          ---------               ---------               ---------
SHARES UNDER OPTION AT END OF YEAR            2,872    $46.08         2,403    $38.13         2,010    $37.13
                                          ---------               ---------               ---------
Options exercisable at December 31            1,772    $40.18         1,731    $36.12         1,433    $32.93
                                          ---------               ---------               ---------
Shares available for future grant at end
  of year                                     2,222                   3,186                   3,691
                                          ---------               ---------               ---------
Weighted-average fair value of options
  granted during the year                              $23.92                  $15.36                     N/A

     The following table summarizes information about the Company's stock options outstanding at December 31, 1996:

                                                    Options Outstanding               Options Exercisable
                                           --------------------------------------   -----------------------
                                                          Weighted-
                                             Options       Average      Weighted-     Options     Weighted-
 Range of                                  Outstanding    Remaining      Average    Exercisable    Average
 Exercise                                   at Year     Contractual    Exercise      at Year     Exercise
  Prices                                       End       Life (Years)     Price         End         Price
 --------                                 -----------   ------------   ---------   -----------   ---------
options in thousands
$19.68 - $37.00                                 750          4.0         $31.74          750       $31.74
$40.88 - $47.00                                 809          8.0         $43.62          581       $44.48
$47.69 - $54.38                                 861          9.1         $51.55          441       $48.86
$63.63 - $63.88                                 452          9.8         $63.64           --       $   --
                                             ------          ---         ------       ------       ------
$19.68 - $63.88                               2,872          7.5         $44.61        1,772       $40.18
                                             ------          ---         ------       ------       ------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                          1996       1995
                                          -----      -----
Expected option life - years               6.35       5.65
Risk-free interest rate                    6.13%      5.94%
Dividend yield                             0.70%      0.82%
Volatility                                31.47%     30.59%

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7.  STOCK AND STOCK OPTIONS -- (CONTINUED)
     SFAS No. 123 "Accounting for Stock-based Compensation" defines a fair value method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. Anadarko has elected to continue the current method of accounting for employee stock compensation plans. Anadarko applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Anadarko stock on the date of grant. If compensation expense for the Company's stock option plans had been determined using the fair-value method in SFAS No. 123, the Company's net income and earnings per share would have been as shown in the pro forma amounts below:

                                                                           1996       1995
thousands except per share amounts                                       -------     -------
Net Income                                  As reported                  $100,720    $21,035
                                            Pro forma                    $ 96,099    $20,577
Earnings Per Share                          As reported                  $   1.70    $  0.36
                                            Pro forma                    $   1.62    $  0.35

8.  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

     The Company's currency translation adjustments are related to Anadarko Canada, which was sold in 1994. See Note 2. The following is an analysis of currency translation adjustments reflected in stockholders' equity:

                                                               1994
thousands                                                     -------
Balance at beginning of year                                  $(4,379)
Current translation losses                                     (1,686)
Cumulative translation losses transferred to the income
  statement upon disposition of foreign subsidiary              6,065
                                                              -------
Balance at end of year                                        $    --
                                                              -------

9.  STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                               1996       1995       1994
thousands                                                     -------    -------    -------
Interest                                                      $36,197    $32,801    $25,675
Income taxes paid (received)                                  $ 8,484    $(3,803)   $   516

10.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     During 1989, Anadarko Algeria entered into a Production Sharing Agreement
(PSA) with SONATRACH, the national oil and gas enterprise of Algeria. SONATRACH is the beneficial owner of 10.1 percent of the Company's outstanding common stock. The PSA gives Anadarko Algeria the right to explore for and produce liquid hydrocarbons in Algeria, subject to the sharing of production with SONATRACH. Anadarko Algeria has two partners in the PSA. During 1994, the Company acquired a minority interest in a PSA covering two additional blocks in the same region, which are operated by BHP Petroleum (Algerie) Inc., where an exploration program is already underway. Approximately $60,000, $432,000 and $30,000 was paid to SONATRACH in 1996, 1995 and 1994, respectively, for charges related to reservoir studies, laboratory services, well testing services and equipment usage. The Company believes anticipated operating cash flows

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS -- (CONTINUED) and existing credit facilities will be sufficient to meet its share of the exploration and development costs. As of December 31, 1996, Anadarko Algeria's total net investment in Algeria for exploration, development and related activities was $231,858,000, of which approximately $85,152,000 was incurred in 1996.
     In September 1996, Anadarko and its partners signed a $177 million Engineering, Procurement and Construction (EPC) contract with Brown & Root Condor, a company jointly owned by Brown & Root and affiliates of SONATRACH. For the year ended December 31, 1996, approximately $21,933,000 was paid to Brown & Root Condor under the EPC contract.
     Political unrest exists in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees working in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1997 and beyond. However, the situation has not had any material effect on the Company's operations. The Company's activities in Algeria also are subject to the general risks associated with all foreign operations.
     In 1996, the Company paid $878,000 to Petroleum Information Corporation and its subsidiaries for production, drilling and seismic data. Also in 1996, the Company paid Houston Advanced Research Center (HARC) $50,000 for a seismic imaging project. John R. Butler, Jr., a director of the Company, serves as Senior Chairman for Petroleum Information Corporation and Chairman for HARC.
     The Company's natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Canada and Mexico. The majority of the Company's receivables are paid within two months following the month of purchase.
     The Company generally performs a credit analysis of customers prior to making any sales to new customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee.
     In 1996, sales to Texaco Trading & Transportation Company were $64,444,000, which accounted for more than ten percent of the Company's total revenues. In 1995, sales to Indiana Gas Company Incorporated were $53,130,000 and sales to Texaco Trading & Transportation Company were $53,092,000, each of which accounted for more than ten percent of the Company's total revenues. In 1994, sales to Indiana Gas Company Incorporated were $67,348,000, which was more than ten percent of the Company's total revenues.

11.  OPERATING EXPENSES

     Operating expenses by category are as follows:

                                            1996        1995        1994
thousands                                   ----        ----        ----
Oil and gas                               $ 65,896    $ 68,506    $ 70,164
Plant and gathering                         34,231      26,119      24,905
Gas purchases                               13,073      10,123      14,292
Other                                        2,108       1,081         841
                                          --------    --------    --------
Total                                     $115,308    $105,829    $110,202
                                          --------    --------    --------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

12.  OTHER TAXES

     Significant taxes other than income taxes are as follows:

                                           1996         1995         1994
               thousands                   ----         ----         ----
Production and severance                  $19,457      $16,898      $22,228
Ad valorem                                 14,137       16,624       16,786
Payroll and other                           3,611        3,370        1,959
                                          -------      -------      -------
Total                                     $37,205      $36,892      $40,973
                                          -------      -------      -------

13.  INCOME TAXES

     Income tax expense, including deferred amounts, is summarized as follows:

                                           1996         1995         1994
               thousands                   ----         ----         ----
CURRENT
Federal                                   $ 2,849      $(3,385)     $ 5,798
Foreign                                        --           --        1,422
State                                         (10)          72          435
                                          -------      -------      -------
Total                                       2,839       (3,313)       7,655
                                          -------      -------      -------
DEFERRED
Federal                                    51,075       11,056       29,838
Foreign                                        --           --      (16,224)
State                                       3,156          488        2,298
                                          -------      -------      -------
Total                                      54,231       11,544       15,912
                                          -------      -------      -------
Total income taxes                        $57,070      $ 8,231      $23,567
                                          -------      -------      -------

     Total income taxes were different than the amounts computed by applying the statutory income tax rate to Income before Income Taxes. The sources of these differences are as follows:

                                            1996         1995         1994
               thousands                    ----         ----         ----
Income before Income Taxes
  Domestic                                $172,483      $36,663      $63,963
  Foreign                                  (14,693)      (7,397)         703
                                          --------      -------      -------
Total                                     $157,790      $29,266      $64,666
                                          --------      -------      -------
Statutory tax rate                              35%          35%          35%
Tax computed at statutory rate            $ 55,227      $10,243      $22,633
Adjustments resulting from:
  State income taxes (net of federal
     income tax benefit)                     2,045          364        1,777
  Oil and gas credits                         (367)      (1,865)      (3,072)
  Disposition of foreign subsidiary             --           --        3,017
  Life insurance policies                     (238)        (566)        (759)
  Other -- net                                 403           55          (29)
                                          --------      -------      -------
Total income taxes                        $ 57,070      $ 8,231      $23,567
                                          --------      -------      -------
Effective tax rate                              36%          28%          36%
                                          --------      -------      -------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

13.  INCOME TAXES -- (CONTINUED)
     The tax benefit of compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders' equity. For 1996, 1995 and 1994 the tax benefit amounted to $5,055,000, $458,000 and $968,000, respectively.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 1996 and 1995 are as follows:

                                            1996          1995
               thousands                    ----          ----
Oil and gas exploration and development
  costs                                   $538,367      $495,757
Other                                       21,567        18,675
                                          --------      --------
Gross deferred tax liabilities             559,934       514,432
                                          --------      --------
Alternative minimum tax credit
  carryforward                             (29,403)      (25,170)
Other                                      (31,558)      (39,464)
                                          --------      --------
Gross deferred tax assets                  (60,961)      (64,634)
                                          --------      --------
Net deferred tax liabilities              $498,973      $449,798
                                          --------      --------

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.
     In December 1994, the Company sold Anadarko Canada. Under current accounting rules, Anadarko had not previously provided deferred U.S. income taxes on the amount by which its investment in Anadarko Canada exceeded the tax basis or on the cumulative foreign currency translation losses because these temporary differences were previously considered permanent in duration. See Note 2.
     Net operating loss and alternative minimum tax credit carryforwards at December 31, 1996, which are available for future utilization on federal income tax returns, are as follows:

                                                                    Alternative
                                                       Regular        Minimum
                                                         Tax            Tax          Expiration
                      thousands                        -------      -----------      ----------
Net operating loss                                     $10,300       $      --        2010
Alternative minimum tax credit                         $29,400       $      --        Unlimited

14.  LEASE COMMITMENTS

     The Company has various commitments under non-cancelable operating lease agreements for buildings, facilities and equipment, the majority of which expire at various dates through 2014. The leases are expected to be renewed or replaced as they expire. At December 31, 1996, future minimum rental payments due under operating leases are as follows:

                         thousands
1997                                                          $ 15,904
1998                                                            15,443
1999                                                            13,869
2000                                                            13,583
2001                                                            13,645
Later years                                                     54,166
                                                              --------
Total minimum lease payments                                  $126,610
                                                              --------

     Total rental expense amounted to $12,702,000, $9,858,000 and $8,441,000 in 1996, 1995 and 1994, respectively.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

15.  PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLANS The Company has a non-contributory defined benefit pension plan covering all permanent employees, except certain employees in foreign countries. The benefits for this plan are based primarily on years of service and pay near retirement. Plan assets consist principally of fixed income investments and equity securities. The Company funds the plan with annual contributions as determined in accordance with the Employee Retirement Income Security Act of 1974 and Internal Revenue Code of 1986, as amended, limitations.
     The Company has an equalization plan to ensure payments to certain employees of amounts to which they are already entitled under the provisions of the pension plan, but which are subject to limitations imposed by federal tax laws. This plan is unfunded and payable solely from the general assets of the Company. In addition, the Company has a pension plan for non-employee directors, which is unfunded.
     The 1996, 1995 and 1994 pension cost related to these plans includes the following components:

                                                               1996       1995       1994
                         thousands                             ----       ----       ----
Service costs-benefits earned in the period                   $ 4,484    $ 3,415    $ 3,502
Interest cost on projected benefit obligation                   3,945      2,991      2,895
Actual (return) loss on plan assets                            (5,603)    (9,227)     1,208
Amortization values and deferrals                               2,481      6,165     (4,560)
Termination benefits                                               --         --        346
                                                              -------    -------    -------
Pension cost                                                  $ 5,307    $ 3,344    $ 3,391
                                                              -------    -------    -------

     The special termination benefits incurred in 1994 relate to the closing of several plant locations. The Company had an additional minimum liability of $2,359,000 and $1,301,000 at December 31, 1996 and 1995, respectively, which represents the difference between the unfunded accumulated benefit obligation and the accrued pension cost related to the equalization plan. This liability was offset by an intangible asset of an equal amount.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

15.  PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT
BENEFITS -- (CONTINUED)
     The funded status of the plans at December 31, 1996 and 1995 is as follows:

                                                              Assets Exceed      Accumulated
                                                               Accumulated     Benefits Exceed
                                                                Benefits           Assets
                                                                (Funded)         (Unfunded)
thousands                                                     -------------    ---------------
1996
Actuarial present value of:
  Vested benefit obligation                                      $32,901           $ 5,900
  Accumulated benefit obligation                                  39,471             6,565
  Projected benefit obligation                                   $52,318           $ 9,144
                                                                 -------           -------
Plan assets at market value                                      $50,844           $    --
                                                                 -------           -------
Projected benefit obligation in excess of plan assets            $(1,474)          $(9,144)
  Unrecognized initial asset                                      (4,670)               --
  Unrecognized (gain) loss                                          (778)            3,721
  Unrecognized prior service cost                                  1,150             1,043
  Adjustment required to recognize additional minimum
     liability                                                        --            (2,359)
                                                                 -------           -------
Accrued pension cost                                             $(5,772)          $(6,739)
                                                                 -------           -------
1995
Actuarial present value of:
  Vested benefit obligation                                      $29,549           $ 3,913
  Accumulated benefit obligation                                  35,899             4,213
  Projected benefit obligation                                   $48,437           $ 6,210
                                                                 -------           -------
Plan assets at market value                                      $46,505           $    --
                                                                 -------           -------
Projected benefit obligation in excess of plan assets            $(1,932)          $(6,210)
  Unrecognized initial asset                                      (5,197)               --
  Unrecognized loss                                                3,861             1,905
  Unrecognized prior service cost                                  1,467             1,261
  Adjustment required to recognize additional minimum
     liability                                                        --            (1,301)
                                                                 -------           -------
Accrued pension cost                                             $(1,801)          $(4,345)
                                                                 -------           -------

     The Company's assumptions used as of December 31 in determining the pension liability were as follows:

                                                              1996      1995      1994
percent                                                       ----      ----      ----
Discount rate                                                 7.5       7.25      8.0
Rates of increase in compensation levels                      5.0       5.0       5.0
Long-term rate of return on plan assets                       8.0       8.0       8.0

EMPLOYEE SAVINGS PLAN The Company has an employee savings plan (ESP) that is a defined contribution plan. The Company matches a portion of employees' contributions with shares of the Company's common stock. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $4,076,000, $3,731,000, and $3,579,000 during 1996, 1995 and 1994, respectively.

OTHER POSTRETIREMENT BENEFITS In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees,

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

15.  PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT
BENEFITS -- (CONTINUED)
including employees in foreign countries, may become eligible for these benefits if they reach retirement age while working for the Company. These benefits and similar benefits for active employees are provided through contributory and noncontributory benefit plans.
     Health care benefits are funded by contributions from the Company and its employees, with retiree contributions adjusted per the provisions of the Company's health care plans. The Company's current policy is to fund the cost of postretirement health care benefits on a pay-as-you-go basis. The Company's retiree life insurance plan is noncontributory and is currently fully funded through insurance premiums paid by the Company.
     The following table sets forth the Company's postretirement benefits other than pension combined liability as of December 31, 1996 and 1995:

                                                                1996        1995
thousands                                                       ----        ----
Accumulated postretirement benefit obligation
Retirees                                                      $ (6,888)   $ (7,610)
Fully eligible active plan participants                         (4,043)     (3,337)
Other active plan participants                                 (12,081)    (12,472)
                                                              --------    --------
Total                                                          (23,012)    (23,419)
Plan assets at fair value                                           --          --
                                                              --------    --------
Accumulated postretirement benefit obligation in excess of
  plan assets                                                  (23,012)    (23,419)
Unrecognized net gain                                           (7,430)     (4,343)
                                                              --------    --------
Accrued postretirement benefit cost                           $(30,442)   $(27,762)
                                                              --------    --------

     The Company charges postretirement benefits other than pensions as accrued, based on actuarial calculations for each plan. The net annual costs for postretirement benefits other than pensions for 1996 and 1995 included the following components:

                                                               1996        1995
                         thousands                            ------      ------
Service cost -- benefits attributed to service during the
  period                                                      $1,664      $1,556
Interest cost on accumulated obligation                        1,680       1,674
Recognized benefit gain                                         (134)       (119)
                                                              ------      ------
Net postretirement benefit cost                               $3,210      $3,111
                                                              ------      ------

     The Company's assumptions used as of December 31 in determining the accumulated postretirement benefit obligation shown above were as follows:

                                                                1996           1995
                          percent                             ---------      ---------
Discount rate                                                      7.50           7.25
Rates of increase in compensation levels                            5.0            5.0
Health care trend rate                                         13.0-5.0       13.0-5.0

     The health care trend rate for the health care plans starts at the maximum rate for the current year and is gradually reduced to an ultimate rate for 2001 and later years. A change in the health care trend rate of one percent would change the annual cost in 1996 by approximately $674,000 and would change the accumulated postretirement benefit obligation in 1996 by approximately $5,472,000.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

16.  CONTINGENCIES

ENVIRONMENTAL On December 17, 1993, the Company received a notice from the Department of Justice in the State of California indicating the Company may be a potentially responsible party (PRP) for the study, cleanup and closure of the waste facility owned by Geothermal, Inc. in Middletown, California (the GI site). Anadarko's records indicate the disposal of a limited number of barrels of drilling mud at the GI site in 1982. During the first quarter of 1994, the Company, along with other PRPs, became a party to a Cost Sharing, Joint Defense and Confidentiality Agreement, effective October 20, 1993. The Company believes its share of costs in connection with the cleanup of the GI site will be approximately $35,000 to $70,000 and will not have a material effect on its financial position, cash flows or results of operations.

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 (NGPA) allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.
     On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. FERC clarified the effective date of its decision by an order dated May 19, 1994. The clarification provided that the June 28, 1988 effective date applies to tax bills rendered after that date, not sales made on or after that date. Based on Anadarko's interpretation of FERC's orders, $700,000 (pre-tax) was charged against income in 1994, in addition to $130,000 (pre-tax) charged against income in 1993. Numerous parties filed appeals of FERC's action in the D.C. Circuit. Anadarko, together with other natural gas producers, challenged FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA; and (2) FERC's ruling should, in any event, have been applied prospectively. Other parties separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.
     The D.C. Circuit issued its decision on August 2, 1996 which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. Petitions for rehearing were denied November 6, 1996. The Company, along with other gas producing companies, subsequently filed a petition for writ of certiorari with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills rendered on or after June 28, 1988 (the effective date originally selected by FERC). The petition has not been acted on. Williams Natural Gas Company has filed a cross-petition for certiorari seeking to impose refund liability back to December 1, 1978. The Company and other interested parties will oppose this cross-petition. If Supreme Court review of the decision is unsuccessful, the pursuit of other judicial and regulatory relief from the application of this decision to the Company will be considered. The Company is unable at this time to predict the final outcome of this matter. If, however, the August 2, 1996 decision is not reversed or modified by judicial review and if Anadarko is unable to limit application of the decision to the Company, Anadarko estimates the maximum amount of principal and interest at issue (assuming that the October 1983 effective date remains in effect) is approximately $37 million (pre-tax) as of December 31, 1996.

                         ANADARKO PETROLEUM CORPORATION
                       SUPPLEMENTAL QUARTERLY INFORMATION
                                  (UNAUDITED)

QUARTERLY FINANCIAL DATA

     The following table shows summary quarterly financial data for 1996 and 1995. See Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K.

                                                       First      Second     Third      Fourth
                                                      Quarter    Quarter    Quarter    Quarter
         thousands except per share amounts           -------    -------    --------   -------
1996
Operating revenues                                    $135,707   $135,088   $128,551   $169,682
Operating income, pretax                                40,897     37,127     49,401     68,220
Net income                                            $ 20,516   $ 17,628   $ 24,949   $ 37,627
Earnings per common share                             $   0.35   $   0.30   $   0.42   $   0.63
1995
Operating revenues                                    $102,827   $113,890   $ 99,283   $118,014
Operating income, pretax                                14,363     22,246      8,535     19,330
Net income                                            $  4,080   $  9,053   $  1,107   $  6,795
Earnings per common share                             $   0.07   $   0.15   $   0.02   $   0.12

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)
OIL AND GAS PRODUCTION

     The following is historical revenue and cost information relating to the Company's oil and gas operations. Excluded from amounts subject to amortization as of December 31, 1996 and 1995 are $254,811,000 and $245,577,000,
respectively, of costs associated with unevaluated properties and major development projects. The majority of the evaluation activities are expected to be completed within five years.

COSTS EXCLUDED FROM AMORTIZATION

                                                                                      Excluded
                                                            Year Costs Incurred       Costs at
                                               Prior        -------------------       Dec. 31,
                                               Years     1994      1995      1996       1996
thousands                                      -----     ----      ----      ----     --------
Property acquisition                          $ 6,494   $66,371   $ 6,600   $14,092   $ 93,557
Exploration                                    31,674    10,064    21,525    67,210    130,473
Capitalized interest                            3,164     5,587     9,519    12,511     30,781
                                              -------   -------   -------   -------   --------
Total                                         $41,332   $82,022   $37,644   $93,813   $254,811
                                              -------   -------   -------   -------   --------

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

                                                                 1996          1995
thousands                                                        ----          ----
UNITED STATES
Capitalized
  Unproved properties                                         $  157,296    $  160,186
  Proved properties                                            3,353,650     3,178,437
  Plant facilities                                                17,726        17,600
                                                              ----------    ----------
                                                               3,528,672     3,356,223
Accumulated depreciation, depletion and amortization           1,649,344     1,584,998
                                                              ----------    ----------
Net capitalized costs                                          1,879,328     1,771,225
                                                              ----------    ----------
ALGERIA AND OVERSEAS
Capitalized
  Unproved properties                                            164,798       100,128
  Proved properties                                               75,053        62,411
                                                              ----------    ----------
Net capitalized costs                                            239,851       162,539
                                                              ----------    ----------
TOTAL
Capitalized
  Unproved properties                                            322,094       260,314
  Proved properties                                            3,428,703     3,240,848
  Plant facilities                                                17,726        17,600
                                                              ----------    ----------
                                                               3,768,523     3,518,762
Accumulated depreciation, depletion and amortization           1,649,344     1,584,998
                                                              ----------    ----------
Net capitalized costs                                         $2,119,179    $1,933,764
                                                              ----------    ----------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                               1996        1995        1994
thousands                                                      ----        ----        ----
UNITED STATES -- Capitalized
Property acquisition
  Exploration                                                $ 20,920    $  9,723    $ 87,747
  Development                                                   5,335      26,022      16,005
Exploration                                                   106,602      76,056     115,486
Development                                                   132,139     113,401     132,846
                                                             --------    --------    --------
                                                              264,996     225,202     352,084
                                                             --------    --------    --------
CANADA -- Capitalized
Property acquisition
  Exploration                                                      --          --         987
  Development                                                      --          --       2,122
Exploration                                                        --          --         770
Development                                                        --          --       2,866
                                                             --------    --------    --------
                                                                   --          --       6,745
                                                             --------    --------    --------
ALGERIA AND OVERSEAS -- Capitalized
Property acquisition
  Exploration                                                      --          18          --
  Development                                                      --       6,848          --
Exploration                                                    68,002      44,675      37,713
Development                                                    29,929         901          88
                                                             --------    --------    --------
                                                               97,931      52,442      37,801
                                                             --------    --------    --------
TOTAL -- Capitalized
Property acquisition
  Exploration                                                  20,920       9,741      88,734
  Development                                                   5,335      32,870      18,127
Exploration                                                   174,604     120,731     153,969
Development                                                   162,068     114,302     135,800
                                                             --------    --------    --------
                                                             $362,927    $277,644    $396,630
                                                             --------    --------    --------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The following schedule includes only the revenues from the production and sale of gas, oil, condensate and NGLs. Results of operations from oil and gas marketing and gas gathering are excluded. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization (DD&A) allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas production.

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

                                                               1996        1995        1994
                         thousands                           --------    --------    --------
UNITED STATES
Net revenues from production
  Gas sold to consolidated affiliates                        $316,127    $221,341    $253,667
  Other sales of gas, oil, condensate and NGLs                202,111     191,902     204,698
                                                             --------    --------    --------
                                                              518,238     413,243     458,365
Production (lifting) costs                                    119,701     126,189     121,023
Depreciation, depletion and amortization*                     149,488     153,648     161,308
                                                             --------    --------    --------
                                                              249,049     133,406     176,034
Income tax expense                                             89,178      46,041      61,983
                                                             --------    --------    --------
Results of operations                                         159,871      87,365     114,051
                                                             --------    --------    --------
*DD&A rate per net equivalent barrel                         $   3.96    $   3.88    $   4.01
                                                             --------    --------    --------
CANADA
Other sales of gas, oil, condensate and NGLs                       --          --       9,046
Production (lifting) costs                                         --          --       4,052
Depreciation, depletion and amortization*                          --          --       2,763
                                                             --------    --------    --------
                                                                   --          --       2,231
Income tax expense                                                 --          --         556
                                                             --------    --------    --------
Results of operations                                              --          --       1,675
                                                             --------    --------    --------
*DD&A rate per net equivalent barrel                         $     --    $     --    $   3.35
                                                             --------    --------    --------
TOTAL
Net revenues from production
  Gas sold to consolidated affiliates                         316,127     221,341     253,667
  Other sales of gas, oil, condensate and NGLs                202,111     191,902     213,744
                                                             --------    --------    --------
                                                              518,238     413,243     467,411
Production (lifting) costs                                    119,701     126,189     125,075
Depreciation, depletion and amortization                      149,488     153,648     164,071
                                                             --------    --------    --------
                                                              249,049     133,406     178,265
Income tax expense                                             89,178      46,041      62,539
                                                             --------    --------    --------
Results of operations                                        $159,871    $ 87,365    $115,726
                                                             --------    --------    --------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES

     The following table shows estimates prepared by the Company's engineers of proved reserves and proved developed reserves, net of royalty interests, of natural gas, crude oil, condensate and NGLs owned at year-end and changes in proved reserves during the last three years. Volumes for natural gas are in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch and volumes for oil, condensate and NGLs are in millions of barrels (MMBbls). Total volumes are in millions of energy equivalent barrels (MMEEBs). For this computation, one barrel is the equivalent of six thousand cubic feet. NGLs are included with oil and condensate reserves and the associated shrinkage has been deducted from the gas reserves. Other international reserve activity shown in the following table includes 1994 activity for Canada and 1996 activity for Indonesia.
     Algerian reserves are shown in accordance with the PSA. The reserves include estimated quantities allocated to Anadarko for recovery of costs and Algerian taxes and Anadarko's net equity share after recovery of such costs.
     Anadarko's reserves increased in 1996 primarily from exploration and development drilling and improved recovery. At year-end 1996, the Company had
124.3 MMBbls of proved reserves in Algeria, including 31.8 MMBbls which were added during 1996. Anadarko's reserves also increased in 1996 due to higher natural gas and crude oil prices at year-end 1996 compared to year-end 1995.
     The Company's reserves increased in 1995 primarily due to exploration and development drilling and improved recovery. At year-end 1995, Anadarko had 92.5 MMBbls of oil reserves in Algeria, including 48.5 MMBbls which were added during 1995. Anadarko's reserves also increased in 1995 due to higher natural gas and crude oil prices at year-end 1995 compared to year-end 1994.
     The Company's reserves increased in 1994 primarily due to exploration and development drilling and improved recovery. During 1994, Anadarko added 44 MMBbls of oil reserves in Algeria, based on successful exploration drilling, preliminary development studies and the contractual rights granted under the PSA.
     The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES --(CONTINUED)

                                   NATURAL GAS               OIL, CONDENSATE AND NGLS                         TOTAL
                                      (BCF)                          (MMBBLS)                                (MMEEBS)
                           -------------------------   -------------------------------------   ------------------------------------
                           U.S.   OTHER INTL.  TOTAL   U.S.    ALGERIA   OTHER INTL.   TOTAL   U.S.    ALGERIA  OTHER INTL.   TOTAL
                           ----   -----------  -----   ----    -------   -----------   -----   ----    -------  -----------   -----
PROVED RESERVES
DECEMBER 31, 1993          1,836       39     1,875     75.1       --        3.4       78.5    381.1       --       10.0      391.1
Revisions of prior
  estimates                  134       --       134      2.5       --         --        2.5     24.9       --         --       24.9
Extensions, discoveries
  and other additions         76        2        78     30.9     44.0         --       74.9     43.5     44.0        0.4       87.9
Improved recovery              8       --         8     14.8       --         --       14.8     16.1       --         --       16.1
Purchases in place            59       --        59      4.4       --        0.4        4.8     14.2       --        0.4       14.6
Sales in place               (26)     (38)      (64)    (3.0)      --       (3.4)      (6.4)    (7.2)      --       (9.9)     (17.1)
Production                  (173)      (3)     (176)   (11.3)      --       (0.4)      (11.7)  (40.2)      --       (0.9)     (41.1)
                           -----      ---     -----    -----    -----       ----       -----   -----    -----      -----      -----
DECEMBER 31, 1994          1,914       --     1,914    113.4     44.0         --       157.4   432.4     44.0         --      476.4
Revisions of prior
  estimates                   29       --        29      2.6       --         --        2.6      7.5       --         --        7.5
Extensions, discoveries
  and other additions         70       --        70      7.6     48.5         --       56.1     19.3     48.5         --       67.8
Improved recovery             14       --        14     14.0       --         --       14.0     16.3       --         --       16.3
Purchases in place            18       --        18      6.9       --         --        6.9      9.8       --         --        9.8
Sales in place               (30)      --       (30)    (6.8)      --         --       (6.8)   (11.9)      --         --      (11.9)
Production                  (172)      --      (172)   (11.0)      --         --       (11.0)  (39.6)      --         --      (39.6)
                           -----      ---     -----    -----    -----       ----       -----   -----    -----      -----      -----
DECEMBER 31, 1995          1,843       --     1,843    126.7     92.5         --       219.2   433.8     92.5         --      526.3
Revisions of prior
  estimates                  (17)      --       (17)    11.4       --         --       11.4      8.5       --         --        8.5
Extensions, discoveries
  and other additions        152       47       199     36.2     31.8        9.9       77.9     61.9     31.8       17.7      111.4
Improved recovery              6       --         6      9.4       --         --        9.4     10.4       --         --       10.4
Purchases in place             5       --         5      0.4       --         --        0.4      1.1       --         --        1.1
Sales in place                (3)     (47)      (50)    (0.4)      --       (9.9)      (10.3)   (1.0)      --      (17.7)     (18.7)
Production                  (165)      --      (165)   (10.2)      --         --       (10.2)  (37.7)      --         --      (37.7)
                           -----      ---     -----    -----    -----       ----       -----   -----    -----      -----      -----
DECEMBER 31, 1996          1,821       --     1,821    173.5    124.3         --       297.8   477.0    124.3         --      601.3
                           -----      ---     -----    -----    -----       ----       -----   -----    -----      -----      -----

PROVED DEVELOPED RESERVES
December 31, 1993          1,674       40     1,714     60.8       --        3.4       64.2    339.8       --       10.0      349.8
December 31, 1994          1,787       --     1,787     74.2       --         --       74.2    372.0       --         --      372.0
December 31, 1995          1,737       --     1,737     77.5       --         --       77.5    367.0       --         --      367.0
December 31, 1996          1,654       --     1,654    100.6       --         --       100.6   376.2       --         --      376.2

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

DISCOUNTED FUTURE NET CASH FLOWS

     Estimates of future net cash flows from proved reserves of gas, oil, condensate and NGLs were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". The amounts were prepared by the Company's engineers and are shown in the following table. The estimates are based on prices at year-end. Natural gas prices have decreased by about 25 percent as of February 1997. Oil prices have remained relatively stable through February 1997.
     Gas prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits are considered in determining the income tax expense.
     At December 31, 1996, the present value (discounted at ten percent) of future net revenues from Anadarko's proved reserves was $5.27 billion, before income taxes, and $3.4 billion, after income taxes, (stated in accordance with the regulations of the Securities Exchange Commission and the Financial Accounting Standards Board). The after income taxes increase of 96 percent in 1996 compared to 1995 is primarily due to the significantly higher natural gas and crude oil prices at year-end 1996 as well as additions of proved reserves related to successful drilling in Algeria and Alaska.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on the Company's consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                           1996       1995      1994
                millions                   ----       ----      ----
UNITED STATES
Future cash inflows                       $11,076    $5,621    $4,672
Future production and development costs     2,908     1,847     1,534
                                          -------    ------    ------
Future net cash flows before income
  taxes                                     8,168     3,774     3,138
10% annual discount for estimated timing
  of cash flows                             3,907     1,712     1,386
                                          -------    ------    ------
Discounted future net cash flows before
  income taxes                              4,261     2,062     1,752
Future income taxes, net of 10% annual
  discount                                  1,450       613       518
                                          -------    ------    ------
Standardized measure of discounted
  future net cash flows relating to
  oil and gas reserves                      2,811     1,449     1,234
                                          -------    ------    ------
ALGERIA
Future cash inflows                         3,263     1,907       835
Future production and development costs       813       572       323
                                          -------    ------    ------
Future net cash flows before income
  taxes                                     2,450     1,335       512
10% annual discount for estimated timing
  of cash flows                             1,441       836       252
                                          -------    ------    ------
Discounted future net cash flows before
  income taxes                              1,009       499       260
Future income taxes, net of 10% annual
  discount                                    417       214       102
                                          -------    ------    ------
Standardized measure of discounted
  future net cash flows relating to
  oil and gas reserves                        592       285       158
                                          -------    ------    ------
TOTAL
Future cash inflows                        14,339     7,528     5,507
Future production and development costs     3,721     2,419     1,857
                                          -------    ------    ------
Future net cash flows before income
  taxes                                    10,618     5,109     3,650
10% annual discount for estimated timing
  of cash flows                             5,348     2,548     1,638
                                          -------    ------    ------
Discounted future net cash flows before
  income taxes                              5,270     2,561     2,012
Future income taxes, net of 10% annual
  discount                                  1,867       827       620
                                          -------    ------    ------
Standardized measure of discounted
  future net cash flows relating to
  oil and gas reserves                    $ 3,403    $1,734    $1,392
                                          -------    ------    ------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                           1996      1995      1994
                millions                   ----      ----      ----
UNITED STATES
Beginning of year                         $1,449    $1,234    $1,224
Sales and transfers of oil and gas
  produced, net of production costs         (399)     (287)     (337)
Net changes in prices and development
  and production costs                     1,730       293      (361)
Extensions, discoveries, additions and
  improved recovery, less related costs      452       191       226
Development costs incurred during the
  period                                      53        23         9
Revisions of previous quantity estimates     161        20       137
Purchases of minerals in place                14        42        25
Sales of minerals in place                   (11)      (60)      (39)
Accretion of discount                        206       175       177
Net change in income taxes                  (836)      (95)       26
Other                                         (8)      (87)      147
                                          ------    ------    ------
End of year                                2,811     1,449     1,234
                                          ------    ------    ------
CANADA
Beginning of year                             --        --        30
Sales and transfers of oil and gas
  produced, net of production costs           --        --        (5)
Extensions, discoveries, additions and
  improved recovery, less related costs       --        --         1
Purchases of minerals in place                --        --         4
Sales of minerals in place                    --        --       (48)
Accretion of discount                         --        --         4
Net change in income taxes                    --        --        14
                                          ------    ------    ------
End of year                               $   --    $   --    $   --
                                          ------    ------    ------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES -- (CONTINUED)

                                           1996       1995      1994
                millions                   ----       ----      ----
ALGERIA
Beginning of year                         $   285    $  158    $   --
Net changes in prices and development
  and production costs                        260        98        --
Extensions, discoveries, additions and
  improved recovery, less related costs       166       108       260
Development costs incurred during the
  period                                       29         5        --
Accretion of discount                          50        26        --
Net change in income taxes                   (203)     (112)     (102)
Other                                           5         2        --
                                          -------    ------    ------
End of year                                   592       285       158
                                          -------    ------    ------
TOTAL*
Beginning of year                           1,734     1,392     1,254
Sales and transfers of oil and gas
  produced, net of production costs          (399)     (287)     (342)
Net changes in prices and development
  and production costs                      1,990       391      (361)
Extensions, discoveries, additions and
  improved recovery, less related costs       618       299       487
Development costs incurred during the
  period                                       82        28         9
Revisions of previous quantity estimates      161        20       137
Purchases of minerals in place                 14        42        29
Sales of minerals in place                    (11)      (60)      (87)
Accretion of discount                         256       201       181
Net change in income taxes                 (1,039)     (207)      (62)
Other                                          (3)      (85)      147
                                          -------    ------    ------
End of year                               $ 3,403    $1,734    $1,392
                                          -------    ------    ------

---------------

* Excludes changes in the standardized measure of discounted future net cash flows for Indonesia reserves which were both added and sold during 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the Anadarko Petroleum Corporation Proxy Statement, dated March 21, 1997 ("Proxy Statement"), which are incorporated herein by reference.
     See list of Executive Officers of the Registrant appearing under Item 4 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     See Compensation of Directors and Compensation and Benefits Committee Report on Executive Compensation in the Proxy Statement, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Voting Securities and Principle Holders -- Security Ownership of Management and Security Ownership of Certain Beneficial Owners in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Voting Securities and Principle Holders -- Transactions with Management and Others in the Proxy Statement, which is incorporated herein by reference.

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

   EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                     DESCRIPTION                            AS EXHIBIT              NUMBER
   -------                     -----------                         ----------------          --------
  3(a)          Restated Certificate of Incorporation of    19(a)(i) to Form 10-Q              1-8968
                Anadarko Petroleum Corporation, dated       for quarter ended
                August 28, 1986                             September 30, 1986
   (b)          By-laws of Anadarko Petroleum Corporation,  3(b) to Form 10-Q                  1-8968
                as amended                                  for quarter ended
                                                            June 30, 1996
  4(a)          Rights Agreement, dated as of October 4,    4 to Form 8-K dated October 5,     1-8968
                1988, between Anadarko Petroleum            1988
                Corporation and Manufacturers Hanover
                Trust Company, Rights Agent
   (b)          Indenture, dated as of May 10, 1988,        4(a) to Form S-3 Registration    33-21094
                between Anadarko Petroleum Corporation and  Statement
                Continental Illinois National Bank and
                Trust Company of Chicago, Trustee
   (c)          First Supplemental Indenture, dated as of   4(d) to Form 10-K                  1-8968
                November 15, 1991, between Anadarko         for year ended
                Petroleum Corporation and Continental       December 31, 1991
                Bank, National Association, Trustee
   (d)          Revolving Credit Agreement dated as of May  4.1 to Form S-8 dated July 8,      1-8968
                24, 1994                                    1994
   (e)          Amendment to Revolving Credit Agreement,    4(e) to Form 10-K for year         1-8968
                dated as of May 23, 1995                    ended December 31, 1995
  *(f)          Amendment to Revolving Credit Agreement,
                dated as of May 21, 1996
   (g)          Indenture, dated as of March 1, 1995,       4(a) to Form 10-Q                  1-8968
                between Anadarko Petroleum Corporation and  for the quarter ended
                the Chase Manhattan Bank, N.A., Trustee     June 30, 1995
   (h)          Distribution Agreement, dated as of March   4(b) to Form 10-Q                  1-8968
                9, 1995, for $300,000,000 Medium-Term       for the quarter ended
                Notes, Series A                             June 30, 1995
 10(a) (i)      Tax Sharing Agreement, dated September 30,  19(c)(i) to Form 10-Q              1-8968
                1986, among Panhandle Eastern Corporation,  for quarter ended
                Centana Energy Corporation and Anadarko     September 30, 1986
                Petroleum Corporation
       (ii)     Spin-Off Agreement, dated September 30,     10(a)(iii) to Form 10-K for        1-8968
                1986, between Panhandle Eastern             year ended December 31, 1988
                Corporation and Anadarko Petroleum
                Corporation

   EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                     DESCRIPTION                            AS EXHIBIT              NUMBER
   -------                     -----------                         ----------------          --------
 10(a) (iii)    Global Settlement Agreement between         28(a) to Form 10-Q                 1-8968
                Panhandle Eastern Corporation and Anadarko  for quarter ended
                Petroleum Corporation, dated March 31,      March 31, 1989
                1989
 10(b) (i)      Director Deferred Compensation Plan of      10(b)(viii) to Form 10-K           1-8968
                Anadarko Petroleum Corporation, effective   for year ended
                January 1, 1987                             December 31, 1986
       (ii)     Director Deferred Compensation Agreement    19(a)(i) to Form 10-Q              1-8968
                between Anadarko Petroleum Corporation and  for quarter ended
                each Director electing to participate       March 31, 1987
       (iii)    Anadarko Petroleum Corporation Director     10(b)(ix) to Form 10-K             1-8968
                Retirement Income Plan, effective October   for year ended
                1, 1986                                     December 31, 1986
       (iv)     Anadarko Petroleum Corporation 1988 Stock   19(b) to Form 10-Q                 1-8968
                Option Plan for Non-Employee Directors      for quarter ended
                                                            September 30, 1988

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
       (v)      Anadarko Petroleum Corporation and          19(c)(ix) to Form 10-Q             1-8968
                Participating Affiliates and Subsidiaries   for quarter ended
                Annual Override Pool Bonus Plan, as         September 30, 1986
                amended October 6, 1986
       (vi)     Second Amendment to Anadarko Petroleum      10(b)(ii) to Form 10-K             1-8968
                Corporation and Participating Affiliates    for year ended
                and Subsidiaries Annual Override Pool       December 31, 1987
                Bonus Plan
       (vii)    Anadarko Petroleum Corporation 1986 Stock   10(b)(vi) to Form 10-K             1-8968
                Option Plan, as amended October 28, 1987    for year ended
                (and Related Agreement)                     December 31, 1987
       (viii)   Restatement of the Anadarko Petroleum       Post Effective Amendment No. 1   33-22134
                Corporation 1987 Stock Option Plan          to Forms S-8 and S-3, Anadarko
                (and Related Agreement)                     Petroleum Corporation 1987
                                                            Stock Option Plan
       (ix)     1993 Stock Incentive Plan                   10(b)(xii) to Form 10-K for        1-8968
                                                            year ended December 31, 1993
       (x)      Anadarko Petroleum Corporation 1993 Stock   10(a) to Form 10-Q                 1-8968
                Incentive Plan Stock Option Agreement       for quarter ended
                                                            March 31, 1996
       (xi)     Annual Incentive Bonus Plan                 10(b)(xiii) to Form 10-K           1-8968
                                                            for year ended
                                                            December 31, 1993
       (xii)    Anadarko Petroleum Corporation 1993 Stock   10(b) to Form 10-Q                 1-8968
                Incentive Plan Performance Share Agreement  for quarter ended
                                                            March 31, 1996
       (xiii)   Agreement between Employee and Anadarko     28(c) to Form 10-Q                 1-8968
                Petroleum Corporation related to Change in  for quarter ended
                Control, Death or Disability, or            September 30, 1987
                Termination Without Cause

 10(b)     (xiv)      Anadarko Petroleum Corporation Key                     19(c)(v) to Form 10-Q               1-8968
                      Employee Contract of Employment                        for quarter ended
                                                                             September 30, 1986
           (xv)       Restatement of Key Employee Contract of Employment     19(a) to Form 10-Q                  1-8968
                                                                             for quarter ended
                                                                             June 30, 1988
           (xvi)      Restatement of Key Employee Contract of Employment     19(a) to Form 10-Q                  1-8968
                      Amended October 27, 1988                               for quarter ended
                                                                             September 30, 1988
           (xvii)     Executive Deferred Compensation Plan of Anadarko       10(b)(xii) to Form 10-K             1-8968
                      Petroleum Corporation and Participating Subsidiaries   for year ended
                      and Affiliates,                                        December 31, 1987
                      effective October 1, 1986
           (xviii)    Executive Deferred Compensation Plan of Anadarko       10(b)(vi) to Form 10-K              1-8968
                      Petroleum Corporation, effective January 1, 1987       for year ended
                                                                             December 31, 1986
           (xix)      Executive Deferred Compensation Agreement between      19(a)(ii) to Form 10-Q              1-8968
                      Anadarko Petroleum Corporation and each Executive      for quarter ended
                      electing to participate                                March 31, 1987
           (xx)       Amendments to Executive Deferred Compensation          10(b)(xv) to Form 10-K              1-8968
                      Agreement between Anadarko Petroleum Corporation and   for year ended
                      each Executive electing to participate                 December 31, 1987
           (xxi)      Anadarko Retirement Restoration Plan,                  10(b)(xix) to Form 10-K             1-8968
                      effective January 1, 1995                              for year ended
                                                                             December 31, 1995
           (xxii)     Anadarko Savings Restoration Plan, effective January   10(b)(xx) to Form 10-K              1-8968
                      1, 1995                                                for year ended
                                                                             December 31, 1995
           (xxiii)    Plan Agreement for the Management Life Insurance Plan  10(b)(xxi) to Form 10-K             1-8968
                      between Anadarko Petroleum Corporation and each        for year ended
                      Eligible Employee, effective July 1, 1995              December 31, 1995
 10(c)     (i)        Purchase and Sale Agreement by and between Atlantic    10(c)(i) to Form 8-K                1-8968
                      Richfield Company, a Delaware corporation, as Seller   dated January 13, 1993
                      and Anadarko Petroleum Corporation, a Delaware
                      corporation, as Purchaser, dated December 8, 1992
*12                   Computation of Ratios of Earnings to Fixed Charges
                      and Earnings to Combined Fixed Charges and Preferred
                      Stock Dividends
*13                   Portions of the Anadarko Petroleum Corporation 1996
                      Annual Report to Stockholders

   EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                     DESCRIPTION                            AS EXHIBIT              NUMBER
   -------                     -----------                         ----------------          --------
*21             List of Significant Subsidiaries:
                Anadarko Gathering Company,   a Delaware
                corporation,
                Anadarko Energy Services Company
                (formerly Anadarko Trading Company),
                a Delaware corporation,
                Anadarko Algeria Corporation,
                a Delaware corporation
*23             Consents of Experts and Counsel
                Consent of KPMG Peat Marwick LLP
*24             Powers of Attorney
*27             Financial Data Schedule
*99             Anadarko Petroleum Corporation Proxy
                Statement, dated March 21, 1997

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

(B) REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        ANADARKO PETROLEUM CORPORATION

March 11, 1997
                                        By:       MICHAEL E. ROSE
                                        ----------------------------------
                                        Michael E. Rose, Senior Vice President,
                                         Finance and Chief Financial Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 11, 1997.

                        NAME AND SIGNATURE                                      TITLE
                        ------------------                                      -----
(i)    Principal executive officer:*
                      ROBERT J. ALLISON, JR.                  Chairman of the Board, President and Chief
       -----------------------------------------------------  Executive Officer
                     (Robert J. Allison, Jr.)

(ii)   Principal financial officer:*

                          MICHAEL E. ROSE                     Senior Vice President, Finance and Chief
       -----------------------------------------------------  Financial Officer
                         (Michael E. Rose)

(iii)  Principal accounting officer:*

                          JAMES R. LARSON                     Vice President and Controller
       -----------------------------------------------------
                         (James R. Larson)

(iv)   Directors:*

                      ROBERT J. ALLISON, JR.
                         CONRAD P. ALBERT
                           LARRY BARCUS
                           RONALD BROWN
                          JAMES L. BRYAN
                        JOHN R. BUTLER, JR.
                          JOHN R. GORDON
                        CHARLES M. SIMMONS

---------------
* Signed on behalf of each of these persons and on his own behalf:

  By                 MICHAEL E. ROSE
     ----------------------------------------------------
            (Michael E. Rose, Attorney-in-Fact)

                               INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                     DESCRIPTION
   -------                     -----------

     4(f)       Amendment to Revolving Credit Agreement, dated as of
                  May 21, 1996

    12          Computation of Ratios of Earnings to Fixed Charges and Earnings
                  to Combined Fixed Charges and Preferred Stock Dividends

    13          Portions of the Anadarko Petroleum Corporation 1996 Annual
                  Report to Stockholders

    23          Consents of Experts and Counsel
                  Consent of KPMG Peat Marwick LLP

    24          Powers of Attorney

    27          Financial Data Schedule

    99          Anadarko Petroleum Corporation Proxy Statement, dated
                  March 21, 1997