Form 10-Q
period 1997-03-31
ANADARKO PETROLEUM CORP
filed 1997-05-14
CIK 773910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended: March 31, 1997
                 Commission File Number: 1-8968

                      _____________________


                 ANADARKO PETROLEUM CORPORATION
     (Exact name of registrant as specified in its charter)



             Delaware                       76-0146568
     (State of incorporation)       (I.R.S. Employer Iden-
                                     tification No.)

      17001 NORTHCHASE DRIVE, HOUSTON, TEXAS     77060-2141
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

The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1997 as shown below:

                                        Number of Shares
             Title of Class                Outstanding

     Common Stock, $0.10 par value         59,622,013

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 ANADARKO PETROLEUM CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                              Three Months Ended
                                                   March 31
thousands                                      1997        1996
Revenues
Gas sales                                    $107,051   $89,115
Oil and condensate sales                       42,595    30,872
Natural gas liquids and other                  20,860    15,720
Total                                         170,506   135,707

Cost and Expenses
Operating expenses                             32,855    26,533
Administrative and general                     17,035    15,199
Depreciation, depletion and amortization       45,339    42,938
Other taxes                                    12,913    10,140
Total                                         108,142    94,810

Operating Income                               62,364    40,897

Other Income and (Expenses)
Other income                                      839       198
Interest expense                               (9,238)   (9,502)

Income before Income Taxes                     53,965    31,593

Income Taxes                                   19,531    11,077

Net Income                                   $ 34,434  $ 20,516


Per Common Share
Net income                                   $   0.58  $   0.35
Dividends                                    $  0.075  $  0.075

Average Number of Shares Outstanding           59,612    59,054











  See accompanying notes to consolidated financial statements.

                 ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED BALANCE SHEET
                           (Unaudited)



                                             March 31,   December 31,
thousands                                       1997         1996
ASSETS
Current Assets
Cash and cash equivalents                     $41,370      $14,601
Accounts receivable                           143,108      226,824
Inventories, at average cost                   25,157       24,540
Prepaid expenses                                3,342        3,843
Total                                         212,977      269,808

Properties and Equipment
Original cost                               4,111,912    4,036,165
Less accumulated depreciation, depletion
  and amortization                          1,763,682    1,738,709
Net properties and equipment - based on
  the full cost method of accounting for
  oil and gas properties                    2,348,230    2,297,456

Deferred Charges                               19,130       16,766

                                           $2,580,337   $2,584,030
























  See accompanying notes to consolidated financial statements.
                                3

                 ANADARKO PETROLEUM CORPORATION
             CONSOLIDATED BALANCE SHEET (continued)
                           (Unaudited)



                                                      March 31,  December 31,
thousands                                               1997         1996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
 Trade and other                                     $  159,389   $  244,219
 Banks                                                   11,307       17,995
Accrued expenses
 Interest                                                10,110       12,812
 Taxes and other                                         21,763       10,227
Total                                                   202,569      285,253

Long-term Debt                                          700,000      731,049

Deferred Credits
Deferred income taxes                                   507,812      498,973
Other                                                   120,854       54,675
Total                                                   628,666      553,648

Stockholders' Equity
Common stock, par value $0.10
  (200,000,000 shares authorized, 60,618,034 and
  60,525,699 shares issued as of March 31, 1997
  and December 31, 1996, respectively)                    6,107        6,098
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no shares issued as
  of March 31, 1997 and December 31, 1996)                  ---          ---
Paid-in capital                                         333,387      335,848
Retained earnings (as of March 31, 1997, $399,102,000
  was not restricted as to the payment of dividends)    769,276      739,395
Deferred compensation                                    (2,855)      (3,444)
Executives and directors benefit trust, at market
  value (1,000,000 shares as of March 31, 1997 and
  December 31, 1996)                                    (56,813)     (63,813)
Treasury stock (70 shares as of December 31, 1996)          ---           (4)
Total                                                 1,049,102    1,014,080

                                                     $2,580,337   $2,584,030







  See accompanying notes to consolidated financial statements.

                 ANADARKO PETROLEUM CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)


                                                        Three Months Ended
                                                             March 31
thousands                                                  1997     1996
Cash Flow from Operating Activities
Net income                                              $34,434   $20,516
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation, depletion and amortization               45,339    42,938
  Amortization of restricted stock                          589       429
  Deferred income taxes                                   9,734    10,874
                                                         90,096    74,757
  (Increase) decrease in accounts receivable             83,716   (14,334)
  Increase in inventories                                  (617)   (1,690)
  Decrease in accounts payable - trade and other
     and accrued expenses                               (75,996)  (50,391)
  Other items - net                                      (2,755)    9,557
Net cash provided by operating activities                94,444    17,899

Cash Flow from Investing Activities
Additions to properties and equipment                  (120,472)  (68,431)
Proceeds from the sale of assets to be leased, net       87,900       ---
Sales and retirements of properties
  and equipment                                           2,635     1,472
Net cash used in investing activities                   (29,937)  (66,959)

Cash Flow from Financing Activities
Additions to debt                                           ---    46,570
Retirements of debt                                     (31,049)      ---
Increase (decrease) in accounts payable, banks           (6,688)    1,466
Dividends paid                                           (4,553)   (4,431)
Issuance of common stock                                  4,548     1,755
Issuance of treasury stock                                    4       ---
Net cash provided by (used in) financing activities     (37,738)   45,360

Net Increase (Decrease) in Cash and
  Cash Equivalents                                       26,769    (3,700)

Cash and Cash Equivalents at
  Beginning of Period                                    14,601    17,090

Cash and Cash Equivalents at End of Period             $ 41,370   $13,390





  See accompanying notes to consolidated financial statements.

                 ANADARKO PETROLEUM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. General    Anadarko Petroleum Corporation is engaged in the
exploration, development, production and marketing of gas, crude oil, condensate and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are:
Anadarko Gathering Company; Anadarko Energy Services Company; and, Anadarko Algeria Corporation.

Certain amounts for the prior year have been restated to conform to the current presentation.

2.  Inventories    Inventories are stated at the lower of average
cost or market. NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                             March 31, December 31,
thousands                                      1997        1996
Materials and supplies                       $24,963      $23,495
Natural gas liquids, stored in inventory         160           28
Natural gas, stored in inventory                  34        1,017
                                             $25,157      $24,540

3.  Properties and Equipment    Oil and gas properties
include costs of $283,255,000 and $254,811,000 at March 31, 1997 and December 31, 1996, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.  Long-term Debt    A summary of long-term debt follows:

                                             March 31,  December31,
thousands                                      1997         1996
Commercial Paper                             $    ---     $31,049
8 3/4% Notes due 1998                         100,000     100,000
8 1/4% Notes due 2001                         100,000     100,000
6 3/4% Notes due 2003                         100,000     100,000
5 7/8% Notes due 2003                         100,000     100,000
7 1/4% Debentures due 2025                    100,000     100,000
7.73% Debentures due 2096                     100,000     100,000
7 1/4% Debentures due 2096                    100,000     100,000
                                             $700,000    $731,049

The 8 3/4% Notes due 1998 and commercial paper have been classified as long-term debt in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-term Obligations Expected to be Refinanced," under the terms of Anadarko's Bank Credit Agreements.

                 ANADARKO PETROLEUM CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (Unaudited)


5.   Compressor Sale-Leaseback Agreement    In January 1997, the
Company entered into a sale-leaseback agreement for $87,900,000
(net) involving 145 natural gas compressors in Anadarko's major mid-continent gathering systems. Proceeds from the transaction were used for general corporate purposes. The gain of $66,200,000 is deferred and will be amortized over the lease term as a reduction to operating expenses.

6. Common Stock    For the first quarter of 1997, dividends of
seven and one-half cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $399,102,000 and $364,080,000 were not restricted as to the payment of dividends at March 31, 1997 and December 31, 1996, respectively.

7. Statement of Cash Flows Supplemental Information     The
amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                              Three Months Ended
                                                  March 31
thousands                                      1997      1996
Interest                                     $11,046   $11,043
Income taxes                                 $   (43)  $ 2,532

8. Operating Expenses    Operating expenses by category are as
follows:

                                              Three Months Ended
                                                  March 31
thousands                                      1997      1996
Oil and gas                                  $18,018   $15,123
Plant, gathering and marketing                 9,674     7,470
Gas purchases                                  4,588     3,585
Other                                            575       355
                                             $32,855   $26,533

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

                 ANADARKO PETROLEUM CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (Unaudited)

9. Kansas Ad Valorem Tax (continued)    On December 1, 1993, FERC
issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988.  FERC clarified the effective date of its decision by an order dated May 19, 1994.  The clarification
provided that the June 28, 1988 effective date applies to tax bills rendered after that date, not sales made on or after that date.
Based on Anadarko's interpretation of FERC's orders, $700,000
(pre-tax) was charged against income in 1994, in addition to
$130,000 (pre-tax) charged against income in 1993.  Numerous parties filed appeals of FERC's action in the D.C. Circuit.
Anadarko, together with other natural gas producers, challenged
FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA;
and (2) FERC's ruling should, in any event, have been applied prospectively. Other parties separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.
   The D.C. Circuit issued its decision on August 2, 1996 which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. Petitions for rehearing were denied November 6, 1996. The Company, along with other gas producing companies, subsequently filed a petition for writ of certiorari with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills rendered on or after June 28, 1988 (the effective date originally selected by
FERC). Williams Natural Gas Company filed a cross-petition for certiorari seeking to impose refund liability back to December 1,
1978.  Both petitions were denied on May 12, 1997.
   Anadarko estimates the maximum amount of principal and interest at issue which has not been paid to date and assuming that the October
1983 effective date remains in effect, is about $38,000,000 (pre-
tax) as of March 31, 1997.  Of this amount, up to $36,000,000 (pre-
tax) is at issue in the FERC petition for adjustment and the litigation with PanEnergy Corp et al. (PanEnergy) discussed below.
   The Company along with other gas producing companies, filed a petition for adjustment with FERC on May 12, 1997. In so doing the Company is seeking waiver of all interest which might otherwise be due.  The total interest at issue is approximately $23,000,000 (pre-
tax).  On May 13, 1997 the Company also filed a lawsuit in the
Federal District Court for the Southern District of Texas against PanEnergy seeking a declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pre-tax) and, if the petition for adjustment discussed above is not granted in its entirety by FERC with respect to PanEnergy refunds, interest in an amount up to $22,000,000 (pre-tax) as of March 31, 1997. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax)
charged against income in 1993 and 1994.  The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding the amounts recorded in 1993 and
1994) has been made in the accompanying financial statements.          8

                 ANADARKO PETROLEUM CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (Unaudited)


10. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The Company has included a number of forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in Item 2 of this Form 10-Q. These forward looking statements, including any production and reserve disclosures contained therein, are based on the best data available at the time this report was released for printing; however, actual results could differ materially from those expressed or implied by such statements due to a number of factors including: commodity pricing and demand, exploration and operating risks, development risks, domestic governmental risks, foreign operations risk and competition. See Additional Factors Affecting Business in the Management's Discussion and Analysis included in the Company's 1996 Annual Report on Form 10-K.

Overview of Operating Results
   Anadarko's revenues for the first quarter of 1997 reached a record level for first quarter revenues, based on the highest natural gas, crude oil and natural gas liquids (NGLs) revenues. When compared to the same period in 1996, revenues increased 26 percent and net income was up 68 percent due primarily to stronger commodity prices and higher oil production volumes.
   For the first quarter of 1997, Anadarko's net income was $34.4 million (58 cents per share) on revenues of $170.5 million. By comparison, net income for the first quarter of 1996 was $20.5 million (35 cents per share) on revenues of $135.7 million.
   The following table shows the Company's volumes and U.S. prices for the three months ended March 31, 1997 and 1996:

                                        Three Months Ended
                                             March 31      % Increase
                                         1997     1996     (Decrease)

Natural gas, Bcf                          42.3    43.7        (3)
Average daily volumes, MMcf/d              470     480        (2)
Price per Mcf                           $ 2.66  $ 1.96        36

Crude oil and condensate, MBbls          2,002   1,701        18
Average daily volumes, MBOD                 22      19        16
Price per barrel                        $20.58  $17.64        17

Natural gas liquids, MBbls               1,231     988        25
Average daily volumes, MBOD                 14      11        27
Price per barrel                        $15.65  $14.29        10

See "Natural Gas Volumes and Prices" and "Crude Oil,
     Condensate and Natural Gas Liquids Volumes and Prices."

Item 2.   Managements's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

Costs and expenses during the first quarter of 1997 were $108.1 million, an increase of $13.3 million (14 percent) compared to $94.8 million for the first quarter of 1996. The increase is primarily due to higher oil and gas operating expenses, production taxes related to higher revenues and depreciation, depletion and amortization (DD&A) expense.

Interest expense for the first quarter of 1997 was $9.2 million, a decrease of three percent compared to $9.5 million for the first quarter of 1996.

Natural Gas Volumes and Prices    During the first quarter of
1997, Anadarko's natural gas production volumes decreased three percent compared to the first quarter of 1996. In addition to sales of Anadarko gas, the Company through its wholly-owned subsidiary, Anadarko Energy Services Company, marketed about 75 billion cubic feet (Bcf) or 830 million cubic feet per day (MMcf/d) of third party gas during the first quarter of 1997. This compares to 48 Bcf or 527 MMcf/d of third party gas during the same period of 1996. Anadarko's average U.S. wellhead gas price in the first quarter of 1997 increased 36 percent compared to the first quarter of 1996.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices Anadarko's crude oil and condensate volumes for the first quarter of 1997 were up 18 percent compared to the first quarter of 1996. The increase in oil production volumes is primarily due to the Company's aggressive drilling programs in southwest Kansas and the Permian Basin of west Texas, along with initial oil production from the Mahogany platform in the Gulf of Mexico. Anadarko's average U.S. oil price in the first quarter of 1997 increased 17 percent compared to the same period in 1996.

Anadarko's NGLs sales volumes for the first quarter 1997 increased 25 percent compared to the same period of 1996.
Anadarko's average NGLs price in the first quarter of 1997 was ten percent higher compared to the same period in 1996.

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

Capital Expenditures, Liquidity and Dividends
During the first quarter of 1997, Anadarko's capital spending (including capitalized interest and overhead) was $120.5 million compared to $68.4 million in the first quarter of 1996. The increase is due to increased activity in Algeria and the U.S. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities.

The Company believes cash flows, including proceeds from divestitures, and existing credit facilities will be sufficient to meet capital and operating requirements, including any contingencies, during 1997.

In January 1997, the Company entered into a sale-leaseback agreement for $87.9 million (net) involving 145 natural gas compressors in Anadarko's major mid-continent gathering systems. Proceeds from the transaction were used for general corporate purposes.

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock outstanding. The dividend is payable on June 25, 1997 to stockholders of record on June 11, 1997. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $399,102,000 were not restricted as to the payment of dividends at March 31, 1997. The amount of future dividends for Anadarko will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.

Changes in Accounting Principles

Earnings per Share    Statement of Financial Accounting Standards
(SFAS) No. 128 focuses on additional disclosures related to earnings per share. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. Anadarko does not expect SFAS No. 128 to have any material effect on its calculations of earnings per share.

Exploration and Development Activities
During the first quarter of 1997, Anadarko drilled or participated in a total of 126 wells, including 75 oil wells, 40 gas wells and 11 dry holes. This compares to a total of 61 wells in the first quarter of 1996, including 32 oil wells, 13 gas wells and 16 dry holes. Following is a description of activity during the quarter.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Domestic

Gulf of Mexico    Production from the Mahogany platform reached
17,000 barrels of oil per day (BOPD) and 25 MMcf/d of gas from two wells in April 1997. The operator is in the process of completing the remaining two wells for production. All four wells should be on production later this year. Drilling will then resume on the fifth well, which was drilled to the top of the salt structure and suspended to allow for installation of the production platform in August 1996. Anadarko owns a 37.5-percent working interest in the Mahogany Field.

An additional development well was drilled on the Company's East Cameron 157 production platform. The East Cameron 157 A-6 well flowed 32 MMcf/d of gas and 1,100 barrels of condensate per day
(BCPD). Additional compression was also installed on the platform to increase production and recover additional reserves. Anadarko is operator and owns a 100-percent working interest in East Cameron 157.

In the first quarter of 1997, Anadarko drilled one successful development well and repaired another well at the Brazos A-47 production platform. Both wells were placed on production. Anadarko acquired this platform from partners in late 1996 and at the time of the purchase, the platform was not on production. Since that time, Anadarko has refurbished the platform and production at Brazos A-47 has increased from zero to 11 MMcf/d of gas.

At the Matagorda Island 623 Field, Anadarko is in the process of maximizing field output through a replacement well drilling program. Anadarko has authorized the drilling of three replacement wells in 1997, of which two are currently drilling. In addition, Anadarko plans to drill one development well in the field in 1997. The three replacement wells should be on-line in mid- to late-1997. The four-well program is expected to increase field production by 100 MMcf/d of gas (gross). Anadarko owns a 37.5-percent working interest in the Matagorda Island 623 Field.

At Matagorda Island 587, the A-2 development well was recompleted in another productive sand. Production from the well now averages 5.2 MMcf/d of gas. Anadarko is operator and owns a 32.5-percent working interest in the platform.

At the High Island 376 "B" production platform, a well was recompleted in a new productive interval to increase production. The High Island 376 "B" No. 1 well produced 1,960 BOPD and 2 MMcf/d of gas. Anadarko is operator and has a 33.8-percent working interest in the platform.

The Company drilled a successful development well at Vermilion
78.  The well increased prodcution by 15MMcf/d of gas and 370
BCPD. Anadarko owns a 37.5-percent working interest in the platform.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

The Company purchased two additional lease blocks in the OCS Lease Sale 166 on April 7, 1997. Anadarko was the apparent high bidder on Green Canyon 608, a deepwater block, and Grand Isle 111 in the sub-salt play. The Company owns a 100-percent working interest in the Green Canyon Block and is partnered 50 percent with Shell Oil Company on Grand Isle.

Permian Basin    Significant drilling activity in the Permian
Basin of west Texas helped increase Anadarko's Company-wide oil and condensate production by 18 percent in the first quarter of 1997 compared to the first quarter of 1996. During the first quarter of 1997, the Company drilled 88 wells in the Midland Division, which is nearly half the total number of wells drilled in the Division in 1996. During the first quarter of 1997, drilling focused primarily on the following fields:

TXL South Unit -- 24 development wells were drilled in the TXL South Unit as part of the Phase II drilling program. This field is located in Ector County, Texas. Production from these wells has helped to increase Unit production to 4,100 BOPD compared to 1,000 BOPD in mid-1996. Anadarko owns a 65-percent working interest in the TXL South Unit.

Ketchum Mountain (Clearfork) Field -- In Irion County's Ketchum Mountain (Clearfork) Field, 15 development wells were drilled and completed. When connected to pipeline facilities, production should increase from the current level of 1,760 BOPD to more than 2,000 BOPD. Anadarko owns an average 93-percent working interest in the Field.

Sharon Ridge/Diamond M Field -- A total of 11 wells were completed in the Sharon Ridge/Diamond M Field, located in Scurry
County, Texas, in the first quarter of 1997. Production increased from 1,400 BOPD to 2,000 BOPD as a result of the drilling program and the installation of additional waterflood facilities. Anadarko owns a 100-percent working interest in this Field.

Forbes Unit --  Five producers in the Forbes Unit of Crosby
County, Texas were completed during the first quarter of 1997.
Unit production increased from 180 BOPD to 500 BOPD. Anadarko has a 65-percent working interest in the Forbes Unit.

The drilling programs in these fields continued in the second quarter of 1997 with nine active drilling rigs at the end of April compared to one active rig at the same time in 1996.

Hugoton Embayment    During the first quarter of 1997, 23
development wells were drilled and 16 wells were recompleted in the Company's Liberal Division. Of note is the Adams L-2 well, located in the Eubank South Field of Haskell County, Kansas. The well was initially completed flowing 7.7 MMcf/d of gas and is today producing 12 MMcf/d of gas. The Lemon Trust "B" No. 1 well flowed 2.2 MMcf/d of gas from the Chester interval. The Going "B" No. 3 well, located in the Dunkle Field of Morton County, Kansas, flowed 2.7 MMcf/d of gas. Anadarko owns a 100-percent working interest in the three wells listed above. The Herbel "A" No. 4 well, located in the Hugoton Field of Stevens County, Kansas, produced 950 thousand cubic feet per day (Mcf/d) of gas. Anadarko owns a 93.3-percent working interest in the well.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

The Company's Hugoton Field infill drilling program also continues, with nine wells completed and placed on production during the first quarter of 1997. The Wilson "E" No. 2H, the Shell "A"
No. 2H and the Haar "A" No. 2H had initial production rates ranging from 700-800 Mcf/d of gas. Two of the wells are located in Morton County, Kansas and the other well is in Stevens County. Anadarko owns a 97.5-percent working interest in each well. The Bergner "A" No. 2H well, located in Morton County, Kansas, flowed 644 Mcf/d of gas. Anadarko owns a 97-percent working interest in the well.

West Panhandle Field    In the first quarter of 1997, 11
sidetrack wells were drilled and completed in the Field.
Combined production from these wells increased by 2 MMcf/d of gas, or about 80 percent. Production from the 11 wells now averages more than 3.2 MMcf/d of gas. Anadarko owns a 100-percent working interest in the wells and lateral completions will continue throughout 1997.

International

Sahara Desert, Algeria     First oil production from the
Company's Algerian assets is still on-track for early 1998. Construction of production facilities is underway at the Hassi Berkine South Field (HBNS), located on Block 404 in the Sahara Desert. Commerciality planning is underway with SONATRACH, the national oil and gas enterprise of Algeria, and development of the partners' other commercial fields will follow initial production from the HBNS Field. An exploration program continues on the Company's acreage and Anadarko plans to drill up to ten wildcat wells during 1997.

The Red Sea, Eritrea     During the first quarter of 1997,
Anadarko completed a 4,600 kilometer seismic program in the Red Sea on the Zula Block. The seismic data will be processed and modeled by the Company's geoscientists in Houston. Anadarko expects to drill its first exploration well on the Zula Block in early 1998.

The Basalt Plateau, Jordan    Initial exploration activities are
underway on the Company's Safawi Block. In late 1996, Anadarko conducted a magnetotelluric survey and reprocessed more than 1,000 kilometers of seismic data. The information will be used to determine the location for two stratigraphic test wells planned for 1997. Anadarko's operations personnel are working with Jordan's National Petroleum Corporation to secure a drilling rig for these wells.

In the first quarter of 1997, a subsidiary of Union Texas
Petroleum Corporation joined Anadarko as a partner in the Jordan venture. Anadarko is operator and both companies have a 50-percent interest.

Block 84, Peru    In late April 1997, Anadarko completed the
Environmental Impact Statement for Block 84 in the Ucayali Basin of Peru. The document should be presented to the Ministry in May
1997. Once approved, the Company plans to begin a 1,200 kilometer seismic survey. The seismic program should begin this summer. Anadarko is currently conducting informational meetings about the seismic program with the inhabitants of the Block.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

North Atlantic, U.K. Tranches 21, 61 and 63    In April 1997,
Anadarko was awarded interests in three deepwater tranches offshore Shetland Islands in the North Atlantic. Operators are
Fina, Mobil and Phillips, respectively. This is a new exploration area for the Company.

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

The D.C. Circuit issued its decision on August 2, 1996 which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. Petitions for rehearing were denied November 6, 1996. The Company, along with other gas producing companies, subsequently filed a petition for writ of certiorari with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills rendered on or after June 28, 1988 (the effective date originally selected by FERC). Williams Natural Gas Company filed a cross-petition for certiorari seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.

Anadarko estimates the maximum amount of principal and interest at issue which has not been paid to date and assuming that the October 1983 effective date remains in effect, is about $38,000,000 (pre-tax) as of March 31, 1997. Of this amount, up to $36,000,000 (pre-
tax) is at issue in the FERC petition for adjustment and the litigation with PanEnergy Corp et al. (PanEnergy) discussed below.

Item 1.  Legal Proceedings

The Company along with other gas producing companies, filed a petition for adjustment with FERC on May 12, 1997. In so doing the Company is seeking waiver of all interest which might otherwise be due. The total interest at issue is approximately $23,000,000 (pre-tax). On May 13, 1997 the Company also filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking a declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pre-tax) and, if the petition for adjustment discussed above is not granted in its entirety by FERC with respect to PanEnergy refunds, interest in an amount up to $22,000,000 (pre-tax) as of March 31, 1997. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax) charged against income in 1993 and 1994. The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding the amounts recorded in 1993 and 1994) has been made in the financial statements.

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

 (b)    By-laws of Anadarko Petroleum          3(b) to Form 10-Q       1-8968
        Corporation, as amended                for quarter ended
                                               June 30, 1996

*10     Agreement for Exploration and Exploita-
        tion of Liquid Hydrocarbons between
        Anadarko Algeria Corporation and Sonatrach, dated October 23, 1989. (Confidential treatment requested for certain pro-visions pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

*27     Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended March 31, 1997.

                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                                ANADARKO PETROLEUM CORPORATION
                                         (Registrant)




                                         [MICHAEL E. ROSE]
 May 14, 1997                   Michael E. Rose - Senior Vice President,
                                Finance and Chief Financial Officer