Form 10-K405/A
period 1996-12-31
ANADARKO PETROLEUM CORP
filed 1997-06-25
CIK 773910

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___________.

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the average of the high and low sales prices at which the stock sold on January 31, 1997 was $3,893,006,000.

      The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1997 is shown below:

                                               Number of Shares
     Title of Class                               Outstanding
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


                                ANADARKO PETROLEUM CORPORATION
                                         (Registrant)



June 25, 1997                           [MICHAEL E. ROSE]
                                Michael E. Rose - Senior Vice President,
                                  Finance and Chief Financial Officer

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549



                              FORM 11-K




 ANNUAL REPORT PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE
                             ACT OF 1934

             For the Fiscal Year Ended December 31, 1996

                     Commission File No. 1-8968

                           _______________


                   ANADARKO EMPLOYEE SAVINGS PLAN
                      (Full title of the plan)

                           _______________


                   ANADARKO PETROLEUM CORPORATION
    (Name of issuer of the securities held pursuant to the plan)



                       17001 Northchase Drive
                     Houston, Texas  77060-2141
         (Address, including zip code, of executive offices)

                           (281) 875-1101
                         (Telephone number)

                   ANADARKO EMPLOYEE SAVINGS PLAN


             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                        FINANCIAL STATEMENTS
                                                                 Page

Statement of Net Assets Available for Benefits
 (with Fund Information), December 31, 1996                        1
Statement of Net Assets Available for Benefits
 (with Fund Information), December 31, 1995                        2
Statement of Changes in Net Assets Available for Benefits
 (with Fund Information), Year Ended December 31, 1996             3
Statement of Changes in Net Assets Available for Benefits
 (with Fund Information), Year Ended December 31, 1995             5
Notes to Financial Statements                                      7
Independent Auditors' Report                                      13


                           SCHEDULES

Schedule I - Item 27a - Schedule of Assets Held for
  Investment Purposes, December 31, 1996                         S-1
Schedule IV -Item 27d - Schedule of Reportable Transactions,
  Year Ended December 31, 1996                                   S-2

  All other schedules are omitted because they are not applicable, not required or the information is included in the Financial
Statements or Notes thereto.

                         ANADARKO EMPLOYEE SAVINGS PLAN
                 Statement of Net Assets Available for Benefits
                             (with Fund Information)
                                December 31, 1996
                                                    Company       PanEnergy   Growth Equity    Balanced       Money
                                         Total     Stock Fund     Stock Fund     Fund            Fund     Market Fund
Assets
Investments, at fair value:
  Anadarko Petroleum Corporation -
    947,945 shares of common stock
    (cost $37,311,764)                $61,379,440   $61,379,440   $      ---    $      ---   $       ---   $       ---
  PanEnergy Corp -
    90,759 shares of common stock
    (cost $1,838,154)                   4,084,152           ---    4,084,152           ---           ---           ---
  American 20th Century Growth
    Mutual Fund - 377,637 units
    (cost $8,206,285)                   8,262,703           ---          ---     8,262,703           ---           ---
  George Putnam Mutual Fund -
    622,471 units (cost $9,541,508)    10,208,533           ---          ---           ---    10,208,533           ---
  Money market investments             17,477,067     1,087,024       37,317           296           397    16,352,033
  Member loans receivable               3,826,500     3,826,500          ---           ---           ---           ---
                                      105,238,395    66,292,964    4,121,469     8,262,999    10,208,930    16,352,033
Accrued interest and dividends
  receivable                              105,842        31,070          370           789           855        72,758
Member contribution receivable            655,396       371,897          ---       110,271        99,101        74,127
Employer receivable                            16            16          ---           ---           ---           ---
Other assets                              128,132       105,483          ---         8,133        12,482         2,034

  Total assets                        106,127,781    66,801,430    4,121,839     8,382,192    10,321,368    16,500,952

Liabilities                                52,847           ---          ---        52,847           ---           ---

Net assets available for benefits    $106,074,934   $66,801,430   $4,121,839    $8,329,345   $10,321,368   $16,500,952




                 See accompanying notes to financial statements.

                         ANADARKO EMPLOYEE SAVINGS PLAN
                 Statement of Net Assets Available for Benefits
                             (with Fund Information)
                                December 31, 1995
                                                     Company     PanEnergy   Growth Equity    Balanced       Money
                                         Total      Stock Fund   Stock Fund      Fund           Fund      Market Fund
Assets
Investments, at fair value:
  Anadarko Petroleum Corporation -
    1,020,689 shares of common stock
    (cost $35,898,579)                $55,244,793   $55,244,793   $      ---    $      ---   $      ---   $       ---
  PanEnergy Corp -
    94,827 shares of common stock
    (cost $1,850,315)                   2,643,303           ---    2,643,303           ---          ---           ---
  American 20th Century Growth
    Mutual Fund - 280,594 units
    (cost $6,168,549)                   5,440,712           ---          ---     5,440,712          ---           ---
  George Putnam Mutual Fund -
    368,153 units (cost $5,244,957)     5,706,374           ---          ---           ---    5,706,374           ---
  Money market investments             11,335,366       585,855       60,941           273          352    10,687,945
  Member loans receivable               3,353,721     3,353,721          ---           ---          ---           ---
                                       83,724,269    59,184,369    2,704,244     5,440,985    5,706,726    10,687,945
Accrued interest and dividends
  receivable                              114,999        70,804          289             1          ---        43,905
Member contribution receivable            611,887       355,872          ---       106,153       73,752        76,110
Employer receivable                         1,499         1,301          198           ---          ---           ---
Other assets                              180,838       122,634          ---         3,264        3,202        51,738

   Total assets                        84,633,492    59,734,980    2,704,731     5,550,403    5,783,680    10,859,698

Liabilities                               127,997           ---          ---       127,997          ---           ---

Net assets available for benefits     $84,505,495   $59,734,980   $2,704,731    $5,422,406   $5,783,680   $10,859,698




                 See accompanying notes to financial statements.

                         ANADARKO EMPLOYEE SAVINGS PLAN
            Statement of Changes in Net Assets Available for Benefits
                             (with Fund Information)
                      For the Year Ended December 31, 1996


                                                   Company      PanEnergy  Growth Equity  Balanced      Money
                                       Total      Stock Fund    Stock Fund     Fund         Fund    Market Fund
Investment income:
  Dividends on Anadarko Petroleum
    Corporation common stock        $   289,128   $   289,128   $      ---    $    ---   $    ---    $     ---
  Dividends on PanEnergy Corp
    common stock                         88,717           ---       88,717         ---        ---          ---
  Dividends on American 20th Century
    Growth units                        158,926           ---          ---     158,926        ---          ---
  Dividends on George Putnam units      818,652           ---          ---         ---    818,652          ---
  Interest earned                       800,453        56,908        2,863          22         46      740,614
  Interest income on participant loans  297,811       297,811          ---         ---        ---          ---

      Total investment income         2,453,687       643,847       91,580     158,948    818,698      740,614

Investment expenses:
  Administrative expenses
    (fees and commissions)               26,885        26,345          540         ---        ---          ---

      Net investment income           2,426,802       617,502       91,040     158,948    818,698      740,614

Net realized gain on investments      1,304,033     1,107,994       82,803      66,051     47,185          ---

Net unrealized appreciation in fair
    value of investments            $12,167,739    $9,748,409   $1,514,383    $611,856   $293,091     $    ---


                                                                                           (Continued)


                         ANADARKO EMPLOYEE SAVINGS PLAN
      Statement of Changes in Net Assets Available for Benefits (Continued)
                             (with Fund Information)
                      For the Year Ended December 31, 1996

<CAPTIONS>
                                                    Company      PanEnergy  Growth Equity   Balanced        Money
                                         Total     Stock Fund    Stock Fund      Fund          Fund      Market Fund
Contributions:
  Member                            $  5,848,636   $ 3,314,078   $      ---   $1,050,200   $   795,032   $   689,326
  Employer
    Cash                                     359           359          ---          ---           ---           ---
    Anadarko Petroleum Corporation
      common stock (67,988 shares)     3,870,874     3,870,874          ---          ---           ---           ---
                                       9,719,869     7,185,311          ---    1,050,200       795,032       689,326
  Interfund transfers                        ---    (9,746,930)    (243,852)   1,217,612     2,939,787     5,833,383
  Additional contributions
    resulting from forfeitures            86,459        86,459          ---          ---           ---           ---

    Total contributions                9,806,328    (2,475,160)    (243,852)   2,267,812     3,734,819     6,522,709

Withdrawals:
  Distributions to Members             4,049,004     1,845,836       27,266      197,728       356,105     1,622,069
  Forfeitures                             86,459        86,459          ---          ---           ---           ---

    Total withdrawals                  4,135,463     1,932,295       27,266      197,728       356,105     1,622,069

Increase in net assets
  during the year                     21,569,439     7,066,450    1,417,108    2,906,939     4,537,688     5,641,254
Net assets at beginning of year       84,505,495    59,734,980    2,704,731    5,422,406     5,783,680    10,859,698

Net assets at end of year           $106,074,934   $66,801,430   $4,121,839   $8,329,345   $10,321,368   $16,500,952



                          See accompanying notes to financial statements.


                         ANADARKO EMPLOYEE SAVINGS PLAN
            Statement of Changes in Net Assets Available for Benefits
                             (with Fund Information)
                      For the Year Ended December 31, 1995

                                                   Company     PanEnergy  Growth Equity  Balanced      Money
                                        Total     Stock Fund   Stock Fund      Fund        Fund    Market Fund
Investment income:
  Dividends on Anadarko Petroleum
    Corporation common stock        $   311,968   $   311,968    $    ---     $   ---   $      ---    $    ---
  Dividends on PanEnergy
    Corp common stock                    91,397           ---      91,397         ---          ---         ---
  Dividends on American 20th Century
    Growth units                        740,484           ---         ---     740,484          ---         ---
  Dividends on George Putnam units      350,464           ---         ---         ---      350,464         ---
  Interest earned                       494,423        64,618       2,894          37           22     426,852
  Interest income on participant loans  233,095       233,095         ---         ---          ---         ---
  Other income                           38,931           ---      38,931         ---          ---         ---

    Total investment income           2,260,762       609,681     133,222     740,521      350,486     426,852

Investment expenses:
  Administrative expenses
    (fees and commissions)               17,614        16,838         776         ---          ---         ---

       Net investment income          2,243,148       592,843     132,446     740,521      350,486     426,852

Net realized gain on investments      1,425,993     1,206,795      40,986      98,549       79,663         ---

Net unrealized appreciation
 (depreciation) of investments      $16,262,540   $15,001,656    $751,791   $(133,906)    $642,999   $     ---


                                                                                           (Continued)




                         ANADARKO EMPLOYEE SAVINGS PLAN
      Statement of Changes in Net Assets Available for Benefits (Continued)
                             (with Fund Information)
                      For the Year Ended December 31, 1995


                                                Company      PanEnergy  Growth Equity   Balanced      Money
                                    Total      Stock Fund    Stock Fund     Fund          Fund     Market Fund
Contributions:
  Member                         $ 5,220,919   $ 3,019,615   $      ---   $  847,603   $ 679,038   $   674,663
  Employer
    Cash                                 364           364          ---          ---         ---           ---
    Anadarko Petroleum Corporation
    common stock (82,573 shares)   3,539,722     3,539,722          ---          ---         ---           ---
                                   8,761,005     6,559,701          ---      847,603     679,038       674,663
  Interfund transfers                    ---    (5,089,857)    (258,636)     412,244     809,861     4,126,388
  Additional contributions
    resulting from forfeitures        70,145        70,145          ---          ---         ---           ---

    Total contributions            8,831,150     1,539,989     (258,636)   1,259,847   1,488,899     4,801,051

Withdrawals:
  Distributions to Members         3,277,221     1,901,123      361,458      188,888     344,476       481,276
  Forfeitures                         70,145        70,145          ---          ---         ---           ---

    Total withdrawals              3,347,366     1,971,268      361,458      188,888     344,476       481,276

Increase in net assets
  during the year                 25,415,465    16,370,015      305,129    1,776,123   2,217,571     4,746,627
Net assets at beginning of year   59,090,030    43,364,965    2,399,602    3,646,283   3,566,109     6,113,071

Net assets at end of year        $84,505,495   $59,734,980   $2,704,731   $5,422,406  $5,783,680   $10,859,698



                          See accompanying notes to financial statements.

                  ANADARKO EMPLOYEE SAVINGS PLAN
                  NOTES TO FINANCIAL STATEMENTS
           For the Years Ended December 31, 1996 and 1995



1.  Summary of Significant Accounting Policies

Basis of Presentation   The accounts of the Anadarko Employee
Savings Plan (Plan) are maintained on an accrual basis.

Use of Estimates   The financial statements have been prepared in
conformity with generally accepted accounting principles. In preparing financial statements, management makes informed judgements and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the additions and deductions to net assets available for Plan benefits. Actual results may differ from these estimates.

Expenses   All trustee fees, brokerage fees and other expenses
incident to the administration of the Plan may be paid by Anadarko Petroleum Corporation (Anadarko, the Company or the Employer) and, if not paid by the Company, shall be paid by the Plan. In 1995 and 1996, the Company elected to pay the trustee fees for the Plan and presently intends to continue to do so although the Company can, at its discretion, discontinue this practice.

Investments   On each valuation date, as defined, securities held by
the Plan are valued at fair value and the increase or decrease in the value of securities held, plus any net income or loss of the Plan, is allocated to the participants' accounts. Fair value is based on the closing market price of the securities at December 31. Security transactions are recorded on a trade-date basis.

For 1995 and 1996, realized gains and losses were based on the difference between fair values of the withdrawn securities at the trade date and the fair value at January 1, 1995 and 1996, respectively. If no shares existed at the beginning of the period, realized gains and losses reported on withdrawals of securities were based on the difference between market values of the withdrawn securities at the trade date and the average cost to the Plan.

Member loans receivable are valued at amortized cost, which approximates fair value.

2.  Description of the Plan

The Plan was adopted by the Company's Board of Directors and approved by its sole stockholder on August 27, 1986. The Plan has been subsequently restated and amended. Effective January 1, 1994 the Plan was amended and restated for administrative changes. The financial statements and accompanying notes relate to the Plan as in effect on December 31, 1996.

                    ANADARKO EMPLOYEE SAVINGS PLAN
              NOTES TO FINANCIAL STATEMENTS (Continued)



2.  Description of the Plan (Continued)

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

The Plan is a defined contribution plan that is qualified under
Section 401 of the Internal Revenue Code of 1986, as amended (Code). See Note 4. All regular employees of the Company are eligible to participate in the Plan upon employment. Participation is voluntary. Directors and officers who are also employees of the Company may participate on the same basis as all other employees. Members may contribute to the Plan up to 12% of their compensation, which includes base salary or wages, as well as overtime and incentive bonuses (excluding override payments, front-end bonuses and other special payments). The Company will match 100% of a Member's contributions up to a maximum of 6% of such Member's compensation. Subject to provisions of the Plan and applicable provisions of the Code and Treasury Regulations, an Eligible Employee may make a Qualified Rollover Contribution to the Plan.

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

The Employer contribution account of an employee who terminates employment prior to the time that he or she is vested will be forfeited by the employee. For 1995 and 1996, employee forfeitures were $70,145 and $86,459, respectively. Forfeitures do not affect net assets of the Plan but merely reduce future Employer contributions.

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

                   ANADARKO EMPLOYEE SAVINGS PLAN
              NOTES TO FINANCIAL STATEMENTS (Continued)



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

                    ANADARKO EMPLOYEE SAVINGS PLAN
              NOTES TO FINANCIAL STATEMENTS (Continued)



3.  Investment Programs (Continued)

As of December 31, 1996, a total of 513 Members were investing their contributions in the Company Stock Fund, 66 Members were investing their contributions in the Money Market Fund, 34 Members were investing their contributions in the Growth Equity Fund, 39 Members were investing their contributions in the Balanced Fund and 476 Members were investing their contributions in a combination of funds.

A separate stock fund (PanEnergy Stock Fund) was established to maintain the PanEnergy Corp (formerly Panhandle Eastern Corporation)(PanEnergy) common stock received under the Plan from the PanEnergy Corp and Participating Affiliates Employees' Stock Purchase and Savings Plan in 1987. Contributions or transfers of previously invested funds to the PanEnergy Stock Fund are not permitted. Members are allowed to transfer funds from the PanEnergy Stock Fund to any of the other funds. Dividends from PanEnergy common stock are reinvested in PanEnergy common stock.

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

Member loans receivable. The amount of a member's loan may not be more than the lesser of (1) 50% of the member's vested account balance, or (2) $50,000 less the highest outstanding loan balance in the previous 12 months. Loan terms range from one to five years. The loans are secured by the balance in the member's account and bear interest at a rate fixed for the life of the loan. The interest rate is determined to be the prime interest rate plus 1% as reported in the Wall Street Journal on the first business day of the quarter preceding the date the loan was requested. Interest rates for current outstanding loans range from 6% to 10%. Principal and interest are paid ratably through monthly or semi-monthly payroll deductions.

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

                    ANADARKO EMPLOYEE SAVINGS PLAN
               NOTES TO FINANCIAL STATEMENTS (Continued)



4.  Federal Income Taxes (Continued)

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

5. Net Realized Gain (Loss) on Investments

The net realized gain (loss) on investments for the years ended
December 31, 1995 and 1996 were computed as follows:

                                Company     PanEnergy  Growth Equity  Balanced
                     Total     Stock Fund   Stock Fund     Fund         Fund
1995
Total proceeds   $ 9,627,164   $ 7,587,169   $589,542   $  637,832  $  812,621
Total costs        8,201,171     6,380,374    548,556      539,283     732,958
Net realized
  gain           $ 1,425,993   $ 1,206,795   $ 40,986   $   98,549  $   79,663

1996
Total proceeds   $20,685,659   $17,091,648   $289,106   $1,589,152  $1,715,753
Total costs       19,381,626    15,983,654    206,303    1,523,101   1,668,568
Net realized
  gain           $ 1,304,033   $ 1,107,994   $ 82,803   $   66,051  $   47,185


                                    ANADARKO EMPLOYEE SAVINGS PLAN
                              NOTES TO FINANCIAL STATEMENTS (Continued)


6.  Net Unrealized Appreciation (Depreciation) in Fair Value of Investments

A reconciliation of net unrealized appreciation (depreciation) in fair value of investments at the beginning and end of 1995 and 1996 and the changes therein are as follows:
                                                Company     PanEnergy  Growth Equity  Balanced
                                    Total      Stock Fund   Stock Fund     Fund         Fund
Net appreciation (depreciation)
  in fair value of investments
  at January 1, 1995             $ 4,135,664  $ 5,019,095  $    51,884   $(698,878)  $(236,437)
Sales and purchases
  during 1995                       (525,422)    (674,537)     (10,687)    104,947      54,855
Net appreciation (depreciation)
  in fair value of investments
  during 1995                     16,262,540   15,001,656      751,791    (133,906)    642,999
Net appreciation (depreciation)
  in fair value of investments
  at December 31, 1995            19,872,782   19,346,214      792,988    (727,837)    461,417
Sales and purchases
  during 1996                     (5,003,404)  (5,026,947)     (61,373)    172,399     (87,483)
Net appreciation in fair value
  of investments during 1996      12,167,739    9,748,409    1,514,383     611,856     293,091
Net appreciation in fair value
  of investments at
  December 31, 1996              $27,037,117  $24,067,676   $2,245,998   $  56,418   $ 667,025



                  INDEPENDENT AUDITORS' REPORT



The Administrative Committee
Anadarko Employee Savings Plan:

We have audited the accompanying statements of net assets available for benefits (with fund information) of the Anadarko Employee Savings Plan (the Plan), as of December 31, 1996 and 1995 and the related statements of changes in net assets available for benefits (with fund information), for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits (with fund information) of the Plan as of December 31, 1996 and 1995 and the changes in net assets available for benefits (with fund information), for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, as amended. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[KPMG PEAT MARWICK LLP]



Houston, Texas
June 25, 1997

                                                          Schedule I

                    ANADARKO EMPLOYEE SAVINGS PLAN
      Item 27a - Schedule of Assets held for Investment Purposes
                          December 31, 1996


                                       Shares/Par                  Fair
Description                              Value        Cost         Value

Common Stock:
 Anadarko Petroleum Corporation*         947,945  $37,311,764  $ 61,379,440
 PanEnergy Corp                           90,759    1,838,154     4,084,152
                                                   39,149,918    65,463,592
Mutual Funds:
 American 20th Century Growth            377,637    8,206,285     8,262,703
 George Putnam                           622,471    9,541,508    10,208,533
                                                   17,747,793    18,471,236

Money Market - National Prime Fund    17,477,067   17,477,067    17,477,067

Member Loans* (6% to 10%
  interest rates)                           ---     3,826,500     3,826,500

                                                  $78,201,278  $105,238,395

*Party-in-interest

                                                                   Schedule IV

                         ANADARKO EMPLOYEE SAVINGS PLAN
                 Item 27d - Schedule of Reportable Transactions
                      For the Year Ended December 31, 1996


                           Number of       Price/     Expenses   Historical     Fair     Net Realized
Description              Transactions     Proceeds    Incurred      Cost        Value        Gain
Purchases:
 Common Stock
   Anadarko Petroleum
     Corporation*              18        $ 8,508,176   $ 9,161  $       ---  $       ---  $      ---
 Mutual Fund - George
   Putnam                      98        $ 5,877,216   $   ---  $       ---  $       ---  $      ---
 Money Market - Nations
   Prime Fund                 201        $31,423,615   $   ---  $       ---  $       ---  $      ---

Sales:
 Common Stock
   Anadarko Petroleum
     Corporation*              29        $16,405,979   $17,184  $10,297,735  $14,782,655  $1,623,324
 Money Market - Nations
   Prime Fund                 192        $25,281,392   $   ---  $25,281,392  $25,281,392  $      ---

"Reportable transactions" represent a single or series of related transactions that exceeds 5% of the fair market value of Plan assets at the beginning of the year.


*Party-in-interest
