Form 10-Q
period 1997-06-30
ANADARKO PETROLEUM CORP
filed 1997-08-13
CIK 773910

____________________________________________________________________




              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended: June 30, 1997
                       Commission File Number: 1-8968

                           ______________________

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No _____

  The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1997 is shown below:

                                           Number of Shares
           Title of Class                    Outstanding

    Common Stock, $0.10 par value            59,678,483



 ____________________________________________________________________

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                               Three Months Ended   Six Months Ended
thousands except                     June 30             June 30
  per share amounts              1997      1996      1997      1996
Revenues
Gas sales                      $ 83,147  $ 88,070  $190,198  $177,185
Oil and condensate sales         39,926    34,894    82,521    65,766
Natural gas liquids and other    15,808    12,124    36,668    27,844
Total                           138,881   135,088   309,387   270,795

Cost and Expenses
Operating expenses               33,456    27,918    66,311    54,451
Administrative and general       17,152    19,499    34,187    34,698
Depreciation, depletion and
  amortization                   47,922    40,268    93,261    83,207
Other taxes                      10,701    10,276    23,614    20,415
Total                           109,231    97,961   217,373   192,771

Operating Income                 29,650    37,127    92,014    78,024

Other Income and (Expenses)
Other income                        121       147       960       345
Interest expense                 (7,967)   (9,600)  (17,205)  (19,102)

Income before Income Taxes       21,804    27,674    75,769    59,267

Income Taxes                      8,030    10,046    27,561    21,123

Net Income                     $ 13,774  $ 17,628  $ 48,208  $ 38,144

Per Common Share
Net income                     $   0.23  $   0.30  $   0.81  $   0.65
Dividends                      $  0.075  $  0.075  $   0.15  $   0.15

Average Number of Shares
  Outstanding                    59,640    59,162    59,626    59,108










     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (Unaudited)



                                              June 30, December 31,
thousands                                      1997       1996
ASSETS
Current Assets
Cash and cash equivalents                   $   16,142  $   14,601
Accounts receivable                            146,799     226,824
Inventories, at average cost                    28,100      24,540
Prepaid expenses                                 2,193       3,843
Total                                          193,234     269,808

Properties and Equipment
Original cost                                4,299,484   4,036,165
Less accumulated depreciation, depletion
  and amortization                           1,810,575   1,738,709
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                 2,488,909   2,297,456

Deferred Charges                                15,618      16,766

                                            $2,697,761  $2,584,030

























     See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED BALANCE SHEET (continued)
                              (Unaudited)

                                               June 30,  December 31,
thousands                                        1997        1996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                            $  165,381   $  244,219
  Banks                                          14,779       17,995
Accrued expenses
  Interest                                       12,843       12,812
  Taxes and other                                16,778       10,227
Total                                           209,781      285,253

Long-term Debt                                  791,973      731,049

Deferred Credits
Deferred income taxes                           516,251      498,973
Other                                           119,265       54,675
Total                                           635,516      553,648

Stockholders' Equity
Common stock, par value $0.10
  (200,000,000 shares authorized,
  60,654,898 and 60,525,699 shares issued
  as of June 30, 1997 and December 31, 1996,
  respectively)                                   6,111        6,098
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no
  shares issued as of June 30, 1997
  and December 31, 1996)                            ---          ---
Paid-in capital                                 339,255      335,848
Retained earnings (as of June 30, 1997,
  $410,491,000 was not restricted
  as to the payment of dividends)               778,649      739,395
Deferred compensation                            (2,474)      (3,444)
Executives and directors benefit trust,
  at market value (1,000,000 shares
  as of June 30, 1997 and December 31, 1996)    (60,906)     (63,813)
Treasury stock (2,316 and 70 shares as
  of June 30, 1997 and December 31,
  1996, respectively)                              (144)          (4)
Total                                         1,060,491    1,014,080

                                             $2,697,761   $2,584,030





      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                Six Months Ended
                                                     June 30
thousands                                       1997         1996
Cash Flow from Operating Activities
Net income                                   $ 48,208      $ 38,144
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation, depletion and amortization   93,261        83,207
    Amortization of restricted stock              953           868
    Deferred income taxes                      18,456        17,656
                                              160,878       139,875
    Decrease in accounts receivable            80,025         2,182
    Increase in inventories                    (3,560)       (3,551)
    Decrease in accounts payable - trade and
      other and accrued expenses              (72,256)      (40,352)
    Other items - net                              18         7,980
Net cash provided by operating activities     165,105       106,134

Cash Flow from Investing Activities
Additions to properties and equipment        (309,265)     (151,756)
Proceeds from the sale of assets to be
  leased, net                                  87,900           ---
Sales and retirements of properties
  and equipment                                 2,843         3,373
Net cash used in investing activities        (218,522)     (148,383)

Cash Flow from Financing Activities
Additions to debt                              72,000        41,147
Retirements of debt                           (11,076)          ---
Increase (decrease) in accounts payable,
  banks                                        (3,216)        3,694
Dividends paid                                 (8,954)       (8,871)
Issuance of common stock                        6,344         6,487
Issuance of treasury stock                        497           475
Purchase of treasury stock                       (637)         (608)
Net cash provided by financing activities      54,958        42,324

Net Increase in Cash and Cash Equivalents       1,541            75

Cash and Cash Equivalents at Beginning
  of Period                                    14,601        17,090

Cash and Cash Equivalents at End of Period   $ 16,142      $ 17,165




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

Use of Derivatives Anadarko uses derivative financial instruments to reduce the Company's exposure to changes in the market price of natural gas and crude oil, to fix the price for natural gas and crude oil independently of the physical purchase or sale, and to manage interest rates. Commodity financial instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. The types of commodity derivative financial instruments currently used by Anadarko are futures, options and swaps.

Anadarko utilizes the hedge or deferral method of accounting for commodity derivative financial instruments (with the exception of losses on certain written options) whereby gains and losses on these hedging instruments are realized and recorded as revenues on the income statement when the related natural gas or oil production has been produced, purchased or delivered. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized prices of natural gas and crude oil. Unrealized gains and losses on these hedging instruments are deferred and recorded as assets or liabilities on the balance sheet at fair market value as of the balance sheet date. To qualify as hedging instruments, these instruments must be highly correlated to anticipated future sales such that the Company's exposure to the risks of commodity price changes is reduced. While commodity financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the commodity financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil.

Written options that are not combined with offsetting purchased options are not classified as hedges. Unrealized losses on these written options, offset by any option premiums received for these written options, are charged to the income statement as a reduction to revenues on a current basis.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


1.  Summary of Accounting Policies (continued)

Use of Derivatives (continued)

Gains and losses related to the Company's interest rate swap agreement are included in interest expense on a current basis. The swap agree-ment effectively converts a portion of the Company's fixed interest rate debt to variable interest rate debt.

2.  Inventories     Inventories are stated at the lower of average cost
or market. NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                          June 30,     December 31,
thousands                                   1997           1996
Materials and supplies                     $28,014         $23,495
Natural gas liquids, stored in inventory        54              28
Natural gas, stored in inventory                32           1,017
                                           $28,100         $24,540

3.  Properties and Equipment     Oil and gas properties include costs of
$310,646,000 and $254,811,000 at June 30, 1997 and December 31, 1996,
respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.  Long-term Debt     A summary of long-term debt follows:

                                          June 30,     December 31,
thousands                                   1997           1996
Commercial Paper                          $ 19,973        $ 31,049
Notes Payable, Banks                        72,000             ---
8 3/4% Notes due 1998                      100,000         100,000
8 1/4% Notes due 2001                      100,000         100,000
6 3/4% Notes due 2003                      100,000         100,000
5 7/8% Notes due 2003                      100,000         100,000
7 1/4% Debentures due 2025                 100,000         100,000
7.73% Debentures due 2096                  100,000         100,000
7 1/4% Debentures due 2096                 100,000         100,000
                                          $791,973        $731,049

The commercial paper, notes payable to banks and 8 3/4% Notes due 1998 have been classified as long-term debt in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko's Bank Credit Agreements.

                  ANADARKO PETROLEUM CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (Unaudited)


4.  Long-term Debt (continued)

In June 1997, the Company's Revolving Credit Agreement and 364-Day Credit Agreement were amended. The Agreements were amended as follows: the principal amounts of the Agreements were reduced from $250,000,000 and $150,000,000, respectively, to $225,000,000 and
$125,000,000, respectively; the number of commercial banks in the group was changed from eleven to eight; and, the expiration dates of the Agreements were extended for one year. During 1996 and the first six months of 1997, there were no outstanding borrowings under these Agreements.

In July 1997, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that will permit upon effectiveness the issuance of up to $300,000,000 in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offering. Anadarko has used similar shelf registration statements since 1989 to provide added flexibility in financing strategies. There have been no securities issued under this shelf registration.

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

6.  Common Stock     For the second quarter of 1997, dividends of
seven and one-half cents per share were paid to holders of common stock. Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings of $410,491,000 and $364,080,000 were not restricted as to the payment of dividends at June 30, 1997 and December 31, 1996, respectively.

7.  Statement of Cash Flows Supplemental Information     The
amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:
                                                  Six Months Ended
                                                      June 30
thousands                                           1997     1996
Interest                                          $17,423  $18,931
Income taxes                                      $10,903  $ 3,905

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8.  Operating Expenses     Operating expenses by category are as
follows:

                            Three Months Ended    Six Months Ended
                                  June 30             June 30
thousands                     1997       1996       1997     1996
Oil and gas                 $20,398     $17,165   $38,416  $32,288
Plant, gathering and
  marketing                   9,920       8,117    19,594   15,587
Gas purchases                 2,597       2,476     7,185    6,061
Other                           541         160     1,116      515
                            $33,456     $27,918   $66,311  $54,451

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

On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. FERC clarified the effective date of its decision by an order dated May 19, 1994. The clarification provided that the June 28, 1988 effective date applies to tax bills rendered after that date, not sales made on or after that date. Based on Anadarko's interpretation of FERC's orders, $700,000 (pre-tax) was charged against income in 1994, in addition to $130,000 (pre-tax) charged against income in 1993. Numerous parties filed appeals of FERC's action in the D.C. Circuit. Anadarko, together with other natural gas producers, challenged FERC's orders on two grounds:
(1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA; and (2) FERC's ruling should, in any event, have been applied prospectively. Other parties separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enact-ment of the NGPA and producers should have been required to pay refunds accordingly.

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

Anadarko estimates the maximum amount of principal and interest at issue which has not been paid to date and assuming that the October 1983 effective date remains in effect, is about $38,600,000 (pre-tax) as of June 30, 1997. Of this amount, up to $36,600,000 (pre-tax) is at issue in the FERC petition for adjustment and the litigation with PanEnergy Corp et al. (PanEnergy) discussed below.

The Company along with other gas producing companies, filed a petition for adjustment with FERC on May 12, 1997. In so doing the Company is seeking waiver of all interest which might otherwise be due. The total interest at issue is approximately $23,800,000 (pre-tax). On May 13, 1997 the Company also filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking a declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pre-tax) and, if the petition for adjustment discussed above is not granted in its entirety by FERC with respect to PanEnergy refunds, interest in an amount up to $22,600,000 (pre-tax) as of June 30, 1997. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax) charged against income in 1993 and 1994. The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding the amounts recorded in 1993 and 1994) has been made in the accompanying financial statements.

10. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company has included a number of forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in Item 2 of this Form 10-Q. These forward looking statements, including any production and reserve disclosures contained therein, are based on the best data available at the time this report was released for printing; however, actual results could differ materially from those expressed or implied by such state-ments due to a number of factors including: commodity pricing and demand, exploration and operating risks, development risks, domestic governmental risks, foreign operations risk and competition. See Additional Factors Affecting Business in the Management's Discussion and Analysis included in the Company's 1996 Annual Report on Form 10-K.

Overview of Operating Results

For the second quarter of 1997, Anadarko's net income was $13.8 million (23 cents per share) on revenues of $138.9 million. By comparison, net income for the second quarter of 1996 was $17.6 million (30 cents per share) on revenues of $135.1 million. The decrease in net income is due to lower prices for crude oil, natural gas and natural gas liquids (NGLs) and higher costs and expenses, which were partially offset by higher production volumes.

For the first six months of 1997, Anadarko's net income increased 26 percent to $48.2 million (81 cents per share) on revenues of $309.4 million. This compares to net income of $38.1 million (65 cents per share) on revenues of $270.8 million for the same period of 1996. The increases in year-to-date revenues and net income are primarily due to higher production volumes of oil, natural gas and NGLs and higher commodity prices in the first six months of 1997 compared to the same period in 1996. The gain in production volumes and prices was partially offset by higher costs and expenses compared to the same period in 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following table shows the Company's volumes and U.S. prices for the three and six months ended June 30, 1997 and 1996:

                                      Three Months Ended
                                           June 30       % Increase
                                      1997        1996    (Decrease)

Natural gas, Bcf                       43.8        40.4          8
Average daily volumes, MMcf/d           481         444          8
Price per Mcf                        $ 1.85      $ 2.04         (9)

Crude oil and condensate, MBbls       2,249       1,670         35
Average daily volumes, MBOD              25          18         39
Price per barrel                     $17.48      $19.83        (12)

Natural gas liquids, MBbls            1,032         779         32
Average daily volumes, MBOD              11           9         22
Price per barrel                     $13.45      $14.11         (5)

                                      Six Months Ended
                                           June 30       % Increase
                                      1997        1996     (Decrease)

Natural gas, Bcf                       86.1        84.1         2
Average daily volumes, MMcf/d           476         462         3
Price per Mcf                        $ 2.24      $ 1.99        13

Crude oil and condensate, MBbls       4,251       3,372        26
Average daily volumes, MBOD              23          19        21
Price per barrel                     $18.94      $18.73         1

Natural gas liquids, MBbls            2,263       1,767        28
Average daily volumes, MBOD              13          10        30
Price per barrel                     $14.65      $14.21         3
__________________
See "Natural Gas Volumes and Prices" and "Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices".

Costs and expenses during the second quarter of 1997 were $109.2 million, an increase of 12 percent compared to $98.0 million for the second quarter of 1996. The increase is primarily due to higher depreciation, depletion and amortization (DD&A) expense and operating expenses related primarily to the increase in production volumes, offset slightly by lower administrative and general expenses.

For the first six months of 1997, costs and expenses totaled $217.4 million, an increase of 13 percent compared to $192.8 million for the first six months of 1996. The increase is primarily due to higher operating expenses, DD&A expense and production taxes related to the increase in production volumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Interest expense for the second quarter of 1997 decreased 17 percent to $8.0 million compared to $9.6 million for the second quarter of 1996. For the first six months of 1997, interest expense was $17.2 million, a decrease of ten percent compared to $19.1 million for the same period of 1996. The decreases in interest expense are due to higher capitalized interest in 1997 and an adjustment in the second quarter of 1997 of interest expense accruals.

Natural Gas Volumes and Prices     During the second quarter of 1997,
Anadarko's natural gas production increased eight percent to 43.8 billion cubic feet (Bcf) or 481 million cubic feet per day (MMcf/d) compared to 40.4 Bcf or 444 MMcf/d in the second quarter of 1996. The Company's average U.S. wellhead gas price in the second quarter of 1997 fell nine percent to $1.85 per thousand cubic feet (Mcf) compared to $2.04 per Mcf in the same period of 1996.

Anadarko's natural gas production in the first six months of 1997 was
86.1 Bcf or 476 MMcf/d. This compares to production of 84.1 Bcf or 462 MMcf/d in the first half of 1996. The Company's average wellhead gas price for the first six months of 1997 increased 13 percent to $2.24 per Mcf compared to $1.99 per Mcf in the same period of 1996.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices Anadarko's crude oil and condensate volumes for the second quarter of 1997 rose 35 percent to 2.2 million barrels (MMBbls) or 25 thousand barrels of oil per day (MBOD) compared to 1.7 MMBbls or 18 MBOD in the second quarter of 1996. The increase in crude oil and condensate volumes is due to increased drilling activity in the Company's core domestic areas and production from the Mahogany Field in the Gulf of Mexico. Anadarko's average U.S. oil price was $17.48 per barrel in the second quarter of 1997, a decrease of 12 percent compared to $19.83 per barrel in the same period of 1996.

In the first six months of 1997, Anadarko's crude oil and condensate volumes increased 26 percent to 4.3 MMBbls or 23 MBOD compared to 3.4 MMBbls or 19 MBOD in the same period of 1996. Anadarko's U.S. oil prices in the first half of 1997 averaged $18.94 per barrel compared to $18.73 per barrel in the first half of 1996.

Anadarko's NGLs sales volumes in the second quarter of 1997 were 1.0 MMBbls compared to 779 thousand barrels (MBbls) in the same period of 1996. During the second quarter of 1997, prices for NGLs declined five percent to $13.45 per barrel compared to $14.11 per barrel in the second quarter of 1996.

NGLs volumes in the first half of 1997 were 2.3 MMBbls, an increase of 28 percent compared to 1.8 MMBbls in the first half of 1996. The
Company's NGLs price averaged $14.65 per barrel in the first half of 1997 compared to $14.21 per barrel in the same period of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Use of Derivatives     Anadarko uses derivative financial instruments
to hedge the Company's exposure to changes in the market price of natural gas and crude oil, to provide methods to fix the price for natural gas independently of the physical purchase or sale and to manage interest rates. Commodity financial instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy.
While commodity financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the commodity financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses generally are recognized in revenues for the periods to which the commodity financial instruments relate. Anadarko's commodity financial instruments currently are comprised of futures, swaps and options. See Note 1 of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital Expenditures, Liquidity and Dividends

During the first six months of 1997, Anadarko's capital spending (including capitalized interest and overhead) was $309.3 million compared to $151.7 million in the same period of 1996. The increase is due to increased exploration and development activity in Algeria and the U.S. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities.

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

In June 1997, the Company's Revolving Credit Agreement and 364-Day Credit Agreement were amended. The Agreements were amended as follows: the principal amounts of the Agreements were reduced from $250,000,000 and $150,000,000, respectively, to $225,000,000 and
$125,000,000, respectively; the number of commercial banks in the group was changed from eleven to eight; and, the expiration dates of the Agreements were extended for one year. During 1996 and the first six months of 1997, there were no outstanding borrowings under these Agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


In July 1997, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that will permit upon effectiveness the issuance of up to $300,000,000 in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offering. Anadarko has used similar shelf registration statements since 1989 to provide added flexibility in financing strategies. There have been no securities issued under this shelf registration.

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock outstanding. The dividend is payable on September 24, 1997 to stockholders of record on September 10, 1997. Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings of $410,491,000 were not restricted as to the payment of dividends at June 30, 1997. The amount of future dividends for Anadarko will depend on the Company's earnings, financial condition, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

Changes in Accounting Principles

Earnings per Share     Statement of Financial Accounting Standards
(SFAS) No. 128 focuses on additional disclosures related to earnings per share. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. Anadarko does not expect SFAS No. 128 to have any material effect on its calculations of earnings per share.

Comprehensive Income    SFAS No. 130 focuses on reporting comprehen-
sive income. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997. Anadarko does not expect SFAS No. 130 to have any material effect on its calculations of net income.

Exploration and Development Activities

During the second quarter of 1997, Anadarko participated in a total of 149 wells, including 91 oil wells, 42 gas wells and 16 dry holes.
This compares to a total of 55 wells, including 28 oil wells, 18 gas wells and nine dry holes during the second quarter of 1996. For the first six months of 1997, Anadarko participated in a total of 275 wells, including 166 oil wells, 82 gas wells and 27 dry holes. This compares to a total of 116 wells, including 60 oil wells, 31 gas wells and 25 dry holes during the first six months of 1996. Following is a description of activity during the first half of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Domestic

Gulf of Mexico      At the East Cameron 157 platform, installed in
1994, Anadarko drilled two additional development wells in the first half of 1997, bringing the total well count on the platform to six. Production now averages 47 MMcf/d of gas and 1,150 barrels of condensate per day (BCPD). In the second half of 1997, Anadarko plans to recomplete two of the original wells on the platform to further increase production volumes. Anadarko owns a 100-percent working interest in the platform.

At the Brazos A-47 platform, Anadarko acquired a 100-percent working interest from partners in late 1996. In the first half of 1997, the Company repaired one well and drilled one new exploration well. Both wells are now on-line and production is 11 MMcf/d of gas. In the third quarter of 1997, Anadarko plans to add compression at the platform to increase production volumes.

An aggressive drilling program to accelerate production rates is underway in the Amoco-operated Matagorda Island 623 Field. Three rigs are currently running in the Field; one platform rig and two jack-ups. In the second half of 1997, four new wells are expected to be on-line and production volumes are expected to increase by 100 MMcf/d of gas (gross). Production from the Field currently averages 225 MMcf/d of gas and 3,000 BCPD (gross). Anadarko owns a 37.5-percent working interest in the platform.

In the Anadarko-operated Matagorda Island 587 Field, the A-2 well was recompleted in the first quarter of 1997. The A-1 well will be recompleted in the third quarter in another productive sand.
Production from the platform now averages 13 MMcf/d of gas (gross). Anadarko owns a 32.5-percent working interest in the Field.

At the Company-operated High Island 376 "B" platform, installed in 1994, the Company recompleted one of the original wells in the first quarter of 1997 and plans to recomplete the second original well in the second half of 1997. An additional development well is planned for the second half of 1997. A horizontal well is also planned from the platform later this year to help recover additional reserves. Current production from the platform is 1,250 barrels of oil per day (BOPD) and 1.4 MMcf/d of gas (gross). Anadarko owns a 33.8-percent working interest in the platform.

At the Vermilion 78 production platform, Anadarko drilled one development well in the first half of 1997, adding 15 MMcf/d of gas and 370 BCPD to production. Current production from the platform is 23 MMcf/d of gas and 390 BCPD (gross). Anadarko owns a 37.5-percent working interest in the platform.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The Phillips-operated Mahogany platform came on-line in late 1996. Four wells are now on production. At the end of July 1997, production was about 19,000 BOPD and 30 MMcf/d of gas (gross). In the second half of 1997, the partners plan to complete drilling operations on the No. 5 well which was drilled to the top of salt and suspended to allow for installation of the production platform. Additional wells may be drilled from the platform to increase future production volumes. Anadarko owns a 37.5-percent working interest in the project.

Exploratory Drilling - One exploration well is currently drilling in the Gulf of Mexico, which is the Anadarko-operated Malachite Prospect, located at South Marsh Island 123 spud in May 1997. Anadarko owns a 75-percent working interest in the Malachite Prospect. Anadarko plans to spud at least two additional exploration wells in the Gulf of Mexico in the second half of 1997.

Hugoton Embayment   In the first six months of 1997, Anadarko drilled
93 wells (66 deep, 27 shallow) in the Hugoton Embayment, located in southwest Kansas and the Oklahoma Panhandle. Initial combined production rates (net) from all wells is over 35 MMcf/d of gas and 1,000 BOPD. Anadarko is on track to drill a total of 120 net deep wells and 58 net shallow wells during 1997. Six Company-operated drilling rigs are now running. Key results include:

Adams L-2     Located in the Eubank Field of Haskell County, Kansas,
the Adams L-2 flowed 12.7 MMcf/d of gas from the prolific Upper Morrow formation which had a core permeability of over 1,000 millidarcy. Anadarko's operations staff split connected the well and sold gas to two pipelines to maximize the flow rate.

Keller D-1     Located in the Arkalon Field in Seward County, Kansas,
the well flowed 3.7 MMcf/d of gas from a 24 foot interval in the Lower Morrow. Offset production averages 200 thousand cubic feet per day (Mcf/d) per well with a bottom hole pressure of 300 psi, while this stepout well encountered over 800 pounds per square inch.

Garey A-3     Located in the Evalyn Field in Seward County, Kansas,
this well flowed 260 BOPD and 900 Mcf/d of gas from 27 feet of overall pay in the Chester "A" interval. Anadarko's geology department identified this unconventional pay using special log analysis techniques.

Malin A-4     Located in the Shuck Field in Seward County, Kansas, the
Marlin A-4 flowed 5.8 MMcf/d of gas from 17 feet of pay in the Lower
Morrow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Turner D-2     Located in the Taloga N.E. Field in Morton County,
Kansas, this well flowed 1.5 MMcf/d of gas from a low resistivity Cherokee zone. Special log analysis techniques were used to identify this zone since conventional log analysis indicated the zone was not productive.

Gregory D-2     Located in the Gentzler S.W. Field in Stevens County,
Kansas, this well flowed 1.7 MMcf/d of gas from the Morrow interval. This prospect was generated through 3-D seismic that predicted a structural bump at the Morrow level.

Hittle A-5     Located in the Youngren NW Field in Stevens County,
Kansas, this well flowed 4.1 MMcf/d of gas from 21 feet of pay in the Lower Morrow. The well has encountered multiple uphole pay sections.

In late 1996, Anadarko began an aggressive 320 acre infill drilling program in the Lower Morrow/Upper Chester gas zones that has resulted in the drilling of 31 wells at an 84-percent success rate. Anadarko spent a total of $8 million and developed these low risk reserves at a cost of finding of only $3.20 per energy equivalent barrel (EEB). The Company has identified several additional infill well locations on its acreage.

In early 1997, Anadarko drilled its first two sidetrack lateral oil wells in SW Kansas. The Ray C-5 vertical wellbore was producing high volumes of water as a result of behind-pipe communication with a wet zone just a few feet below the target zone. Anadarko cut a hole in the casing and drilled a lateral in the target zone. The Ray C-5L is currently producing at a stabilized rate of 100 BOPD compared to offset vertical wells that range from 20-35 BOPD.

The second lateral well, the McHargue A-3 was producing only three BOPD from the St. Louis zone. Anadarko cut a 400 foot lateral resulting in a stabilized rate of 85 BOPD. Anadarko is evaluating potential in six fields in SW Kansas that could result in 20 new laterals.

In addition to drilling development wells, the Company is also recompleting current producing wells to increase production. In the first half of 1997, Anadarko recompleted 40 wells. Anadarko has spent $2.2 million to develop these behind pipe reserves at a cost of finding of only $1.40 per EEB. Initial net production rates from all recompletions combined is 15 MMcf/d of gas and 600 BOPD. Anadarko has identified 25 additional recompletion opportunities for the second half of 1997. Example recompletions are three Victory Field wells, located in Haskell County, Kansas, were recompleted into another productive zone, increasing combined production by 5 MMcf/d of gas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Since 1996, Anadarko has acquired about 300 square miles of 3-D seismic data over its Kansas properties. These data are used to drive many of the Company's current deep drilling programs in the area. To date, Anadarko has utilized 3-D seismic to drill a total of 34 wells at a 91-percent success rate. Anadarko has spent over $11 million to drill these wells at a cost of finding of only $3.20 per EEB.

The Company added six satellite booster stations to the Hugoton
Gathering System, increasing gross production by 6.2 MMcf/d of gas and reducing wellhead pressure. The Company installed 44 wellhead compressors, adding 8.8 MMcf/d of gas to gross production volumes. In the first half of 1997, Anadarko completed 60 well connects, adding gas production of 31 MMcf/d.

Permian Basin The Company's program in the Permian Basin focuses on waterflood operations, development drilling and increased density drilling. During the first half of 1997, Anadarko drilled 183 wells in the Permian Basin compared to 179 wells in the full-year 1996. The Company now has 10 operated rigs running in the area. Since 1996, Anadarko's average net production from the Permian Basin has increased from 8,800 BOPD to 10,500 BOPD, a gain of 19 percent.

A major area of focus is the TXL North and TXL South Units, located in Ector County, Texas. Anadarko completed 53 wells in the TXL South Unit in the first half of 1997, increasing gross production from 1,600 BOPD at year-end 1996 to a peak rate of 4,200 BOPD and 9.7 MMcf/d of gas. Production in the TXL North Unit has increased from 1,200 BOPD at year-end 1996 to a current rate of 1,400 BOPD.

In Ector County, Texas, Anadarko drilled 12 increased density wells in the first half of 1997 in the Goldsmith Cummins Deep Unit. Eleven of these wells are now producing and gross production has increased to 1,535 BOPD from 860 BOPD at the beginning of 1997.

In the Sharon Ridge/Diamond M Field, located in Scurry County, Texas, the Company has embarked on a $13.7 million waterflood expansion project. In the first half of 1997, Anadarko completed 38 wells in the Field. Production has increased from 1,425 BOPD at year-end 1996 to a current rate of 2,040 BOPD.

In the Forbes Unit, located in Crosby and Garza Counties of Texas, Anadarko drilled and completed 12 wells in the first half of 1997 as a part of a waterflood expansion program started in 1996. Anadarko has increased gross production to 460 BOPD from 180 BOPD at the start of waterflood operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko drilled and completed 21 new wells in the Ketchum Mountain (Clearfork) Field, located in Irion County, Texas. Several of the new wells tested more than 150 BOPD. Production from the Field is currently 2,400 BOPD. The most recent five wells completed are producing at a combined rate of 800 BOPD.

Golden Trend   In the first half of 1997, Anadarko drilled 16 wells in
the Golden Trend of central Oklahoma. The Company is planning to drill a total of 31 wells in 1997. Of significant note was a new field discovery made by the Company in July 1997 in Grady County, Oklahoma, known as the Laflin Creek Field. The Heiple "A" 1-35 exploratory well flowed 1,152 BOPD and 2.4 MMcf/d of gas. A multi-well delineation program is now underway to develop this newly discovered Field.

West Panhandle Field     In the first half of 1997, Anadarko drilled 25
lateral wells in the West Panhandle Field of Texas to increase production volumes. The Company is planning to drill about 50 lateral wells in 1997 and net production should increase by approximately 15 MMcf/d to about 46 MMcf/d from the Field.

INTERNATIONAL

Algeria   In the first half of 1997, Anadarko and partners drilled six wildcats with three discoveries. Anadarko plans to drill up to 10 exploration wells in Algeria in 1997.

QBN-1    The Qoubba North No. 1 (QBN-1), drilled on Block 404 about
9.5 kilometers (six miles) northeast of the Berkine East No. 1 (BKE-1) Field discovery well, flowed 1,214 BOPD from Triassic pay sands. The Trias Argilo-Greseuo Inferieur (TAGI) sand tested in the QBN-1 well is the same interval that is productive in the Qoubba Field. Later this year, Anadarko is planning to evaluate a possible reservoir connection with the Qoubba Field through further study. Work continues with other interest owners on full-scale development for the Qoubba Field with first production estimated in late 1999 or early 2000.

HBNSE-1    The Hassi Berkine South East No. 1 (HBNSE-1) well
discovered a new field about 7.5 kilometers (4.5 miles) southeast of the HBNS Field on Block 404. The HBNSE-1 well flowed 17,092 BOPD of 48 degree API gravity oil and 37.5 MMcf/d of gas. The discovery is located 10 kilometers (6.2 miles) from the production facilities being built at the HBNS Field. The test results from HBNSE-1 are currently being studied by partners and delineation drilling is under evaluation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


BSFN-1    With operator Broken Hill Proprietary Co. (BHP), Anadarko
and its partners announced a new field discovery on Block 402 in May 1997. The Bir Sif Fatima North (BSFN-1) well flowed 5,570 BOPD of 42 degree API gravity oil. The drilling location was determined through evaluation of 1,900 kilometers of new seismic data acquired by the partners in 1996. The BSFN-1 well is located about 3.75 kilometers (2 miles) from a recent discovery announced by the Italian oil company, Agip. A delineation drilling program has been approved by the partners and should begin in late summer 1997. BHP owns a 45-percent interest in the project; Anadarko holds a 27.5-percent interest, with Lasmo and Maersk each holding a 13.75-percent interest.

Three exploration wells are currently being drilled in Algeria - two operated by Anadarko and one by BHP. The Rhourde Oulad Djemma (ROD-1), located on Block 402a about 10 kilometers (6.2 miles) northeast of the BSFN-1 well, spud in June 1997. The Hassi Berkine Central (HBNC-1) well, located about two kilometers (1.2 miles) north of the HBNS Field on Block 404, also spud in June 1997. The Sidi Yedda East (SYDE-1), located on Block 211, spud in July 1997. An additional rig is being mobilized to begin drilling development wells in the HBNS Field in August 1997. Development operations are jointly managed with SONATRACH, the national oil and gas enterprise of Algeria.

Ireland     In June 1997, Anadarko was awarded interests in nine
blocks offshore Ireland. ARCO is the operator of three blocks and BG Exploration and Production is the operator of four full and two partial blocks. This is a new exploration area for the Company.

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

Anadarko estimates the maximum amount of principal and interest at issue which has not been paid to date and assuming that the October 1983 effective date remains in effect, is about $38,600,000 (pre-tax) as of June 30, 1997. Of this amount, up to $36,600,000 (pre-tax) is at issue in the FERC petition for adjustment and the litigation with PanEnergy Corp et al. (PanEnergy) discussed below.

The Company along with other gas producing companies, filed a petition for adjustment with FERC on May 12, 1997. In so doing the Company is seeking waiver of all interest which might otherwise be due. The total interest at issue is approximately $23,800,000 (pre-tax). On May 13, 1997 the Company also filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking a declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pre-tax) and, if the petition for adjustment discussed above is not granted in its entirety by FERC with respect to PanEnergy refunds, interest in an amount up to $22,600,000 (pre-tax) as of June 30, 1997. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax) charged against income in 1993 and 1994. The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding the amounts recorded in 1993 and 1994) has been made in the accompanying financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

(a)  On April 24, 1997, the Company held its Annual Stockholders'
     Meeting.

(b) Messrs. Conrad P. Albert and Robert J. Allison, Jr. were re-elected as Class II directors to serve for a term of three years. Messrs. Ronald Brown, John R. Gordon and John R. Butler, Jr. will continue to serve as Class I directors and Messrs. Larry Barcus and James L. Bryan will continue to serve as Class III directors.

     Mr. Conrad P. Albert was re-elected with votes for of 49,981,689 and votes withheld of 510,865. Mr. Robert J. Allison, Jr. was re-elected with votes for of 49,945,270 and votes withheld of 547,284.

(c) The stockholders approved an amendment to the 1993 Stock Incentive Plan (Incentive Plan). The Incentive Plan is intended to attract and retain employees, to encourage employees to devote their best efforts to the Company and to recognize employees for their contributions to the overall success of the Company. A total of 47,136,232 shares of common stock voted for the amend-ment to the Incentive Plan, 3,185,696 shares of common stock voted against the amendment to the Incentive Plan and 170,626 shares of common stock abstained.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit                                 Original Filed         File
Number            Description               Exhibit           Number

3(a)    Restated Certificate of
        Incorporation of Anadarko     19(a)(i) to Form 10-Q   1-8968
        Petroleum Corporation,        for quarter ended
        Dated August 28, 1986         September 30, 1986

 (b)    By-laws of Anadarko           3(b) to Form 10-Q       1-8968
        Petroleum Corporation,        for quarter ended
        as amended                    June 30, 1996

*4(a)   Amendment to Credit
        Agreement, dated June 13,
        1997

*12     Computation of Ratios of
        Earnings to Fixed Charges
        and Earnings to Combined
        Fixed Charges and Preferred
        Stock Dividends

*27     Financial Data Schedule

(b)   Reports on Form 8-K

     There were no reports filed on Form 8-K for the three months ended June 30, 1997.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                              ANADARKO PETROLEUM CORPORATION
                                     (Registrant)




August 13, 1997                         [MICHAEL E. ROSE]
                             Michael E. Rose - Senior Vice President,
                               Finance and Chief Financial Officer