Form 10-Q
period 1997-09-30
ANADARKO PETROLEUM CORP
filed 1997-11-13
CIK 773910

___________________________________________________________________________




              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended: September 30, 1997
                     Commission File Number: 1-8968

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

    The number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1997 is shown below:

                                        Number of Shares
             Title of Class               Outstanding

   Common Stock, $0.10 par value          59,865,248



 __________________________________________________________________________

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                                  Three Months Ended   Nine Months Ended
thousands except                     September 30        September 30
  per share amounts                 1997      1996     1997       1996
Revenues
Gas sales                         $ 94,773  $ 81,960  $284,971  $259,145
Oil and condensate sales            42,036    34,275   124,556   100,041
Natural gas liquids and other       21,514    12,316    58,183    40,160
Total                              158,323   128,551   467,710   399,346

Cost and Expenses
Operating expenses                  39,319    27,454   105,630    81,906
Administrative and general          19,486    18,132    53,673    52,830
Depreciation, depletion and
  amortization                      51,062    40,708   144,323   123,914
Other taxes                         10,720     9,212    34,333    29,627
Gains and impairments
  related to international
  properties, net                      ---   (16,356)      ---   (16,356)
Total                              120,587    79,150   337,959   271,921

Operating Income                    37,736    49,401   129,751   127,425

Other Income and (Expenses)
Other income                           394       768     1,354     1,113
Interest expense                   (11,452)   (9,707)  (28,657)  (28,808)

Income before Income Taxes          26,678    40,462   102,448    99,730

Income Taxes                         9,586    15,513    37,148    36,636

Net Income                        $ 17,092  $ 24,949  $ 65,300  $ 63,094

Per Common Share
Net income                        $   0.29  $   0.42  $   1.09  $   1.07
Dividends                         $  0.075  $  0.075  $  0.225  $  0.225

Average Number of Shares
  Outstanding                       59,742    59,267    59,665    59,161







     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (Unaudited)



                                              September 30,  December 31,
thousands                                         1997          1996
ASSETS
Current Assets
Cash and cash equivalents                     $   13,838     $   14,601
Accounts receivable                              173,827        226,824
Inventories, at average cost                      33,573         24,540
Prepaid expenses                                   4,940          3,843
Total                                            226,178        269,808

Properties and Equipment
Original cost                                  4,482,406      4,036,165
Less accumulated depreciation, depletion
  and amortization                             1,857,715      1,738,709
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                   2,624,691      2,297,456

Deferred Charges                                  17,869         16,766

                                              $2,868,738     $2,584,030

























     See accompanying notes to consolidated financial statements.

                      ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED BALANCE SHEET (continued)
                              (Unaudited)

                                           September 30,  December 31,
thousands                                      1997           1996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                             $  198,501    $  244,219
  Banks                                           19,355        17,995
Accrued expenses
  Interest                                        10,261        12,812
  Taxes and other                                 22,868        10,227
Total                                            250,985       285,253

Long-term Debt                                   890,571       731,049

Deferred Credits
Deferred income taxes                            527,866       498,973
Other                                            122,847        54,675
Total                                            650,713       553,648

Stockholders' Equity
Common stock, par value $0.10
  (200,000,000 shares authorized,
  60,852,586 and 60,525,699 shares issued
  as of September 30, 1997 and December 31,
  1996, respectively)                              6,130         6,098
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no
  shares issued as of September 30, 1997
  and December 31, 1996)                             ---           ---
Paid-in capital                                  362,942       335,848
Retained earnings (as of September 30, 1997,
  $426,469,000 was not restricted as to
  the payment of dividends)                      791,262       739,395
Deferred compensation                            (12,084)       (3,444)
Executives and directors benefit trust,
  at market value (1,000,000 shares as of
  September 30, 1997 and December 31, 1996)      (71,781)      (63,813)
Treasury stock (70 shares as of
  December 31, 1996)                                 ---            (4)
Total                                          1,076,469     1,014,080

                                              $2,868,738    $2,584,030






      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                   Nine Months Ended
                                                     September 30
thousands                                           1997        1996
Cash Flow from Operating Activities
Net income                                       $ 65,300     $ 63,094
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation, depletion and amortization      144,319      123,914
    Amortization of restricted stock                1,424        1,331
    Deferred income taxes                          29,014       25,384
    Provision for impairment of
      international properties                        ---        5,400
                                                  240,057      219,123
    Decrease in accounts receivable                52,997       19,245
    Increase in inventories                        (9,033)      (5,587)
    Decrease in accounts payable - trade
      and other and accrued expenses              (35,628)     (23,072)
    Other items - net                                (342)       5,082
Net cash provided by operating activities         248,051      214,791

Cash Flow from Investing Activities
Additions to properties and equipment            (496,402)    (260,522)
Proceeds from the sale of assets to be
  leased, net                                      87,900          ---
Sales and retirements of properties
  and equipment                                     3,141       45,811
Net cash used in investing activities            (405,361)    (214,711)

Cash Flow from Financing Activities
Additions to debt                                 159,522      100,000
Retirements of debt                                   ---      (73,008)
Increase in accounts payable, banks                 1,360        1,912
Dividends paid                                    (13,433)     (13,319)
Issuance of common stock                            9,094       10,660
Issuance of treasury stock                            739          677
Purchase of treasury stock                           (735)        (677)
Net cash provided by financing activities         156,547       26,245

Net Increase (Decrease) in Cash and Cash
  Equivalents                                        (763)      26,325

Cash and Cash Equivalents at Beginning
  of Period                                        14,601       17,090

Cash and Cash Equivalents at End of Period        $13,838     $ 43,415



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

Net Income and Dividends Per Common Share     The calculations of
net income and dividends per common share have been computed based on the average number of common shares of stock outstanding.

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

Anadarko utilizes the hedge or deferral method of accounting for commodity derivative financial instruments (with the exception of certain written options) whereby gains and losses on these hedging instruments are realized and recorded as revenues on the income statement when the related natural gas or oil production has been produced, purchased or delivered. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized prices of natural gas and crude oil. Unrealized gains and losses on these hedging instruments are deferred and recorded as assets or liabilities on the balance sheet at fair market value as of the balance sheet date. To qualify as hedging instruments, these instruments must be highly correlated to anticipated future sales such that the Company's exposure to the risks of commodity price changes is reduced. While commodity financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the commodity financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil.

Written options that are not combined with other offsetting instru-ments are not classified as hedges. Unrealized losses on these written options, offset by any option premiums received for these written options, are charged to the income statement as a reduction to revenues on a current basis.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


1.Summary of Accounting Policies (continued)

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

2.Inventories     Inventories are stated at the lower of average cost
or market. NGLs and natural gas, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                         September 30,   December 31,
thousands                                    1997            1996
Materials and supplies                        $33,461        $23,495
Natural gas liquids, stored in inventory          ---             28
Natural gas, stored in inventory                  112          1,017
                                              $33,573        $24,540

3.Properties and Equipment     Oil and gas properties include costs of
$304,212,000 and $254,811,000 at September 30, 1997 and December 31,
1996, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.Long-term Debt     A summary of long-term debt follows:

                                         September 30,   December 31,
thousands                                    1997            1996
Commercial Paper                             $162,271       $ 31,049
Notes Payable, Banks                           28,300            ---
8 3/4% Notes due 1998                         100,000        100,000
8 1/4% Notes due 2001                         100,000        100,000
6 3/4% Notes due 2003                         100,000        100,000
5 7/8% Notes due 2003                         100,000        100,000
7 1/4% Debentures due 2025                    100,000        100,000
7.73% Debentures due 2096                     100,000        100,000
7 1/4% Debentures due 2096                    100,000        100,000
                                             $890,571       $731,049

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

                  ANADARKO PETROLEUM CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (Unaudited)


4.     Long-term Debt (continued)

In June 1997, the Company's Revolving Credit Agreement and 364-Day Credit Agreement were amended. The Agreements were amended as follows: the principal amounts of the Agreements were reduced from $250,000,000 and $150,000,000, respectively, to $225,000,000 and
$125,000,000, respectively; the number of commercial banks in the group was changed from eleven to eight; and, the expiration dates of the Agreements were extended for one year. During 1996 and the first nine months of 1997, there were no outstanding borrowings under these Agreements.

In July 1997, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $300,000,000 in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offering. Anadarko has used similar shelf registration statements since 1989 to provide added flexibility in financing strategies. There have been no securities issued under this shelf registration.

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

6.     Common Stock     For the third quarter of 1997, dividends of
seven and one-half cents per share were paid to holders of common stock. Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings of $426,469,000 and $364,080,000 were not restricted as to the payment of dividends at September 30, 1997 and December 31, 1996, respectively.

7.     Statement of Cash Flows Supplemental Information     The
amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:
                                                  Nine Months Ended
                                                     September 30
thousands                                           1997     1996
Interest                                          $28,903  $29,898
Income taxes                                      $10,930  $ 8,436

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8. Operating Expenses     Operating expenses by category are as
follows:

                            Three Months Ended     Nine Months Ended
                               September 30          September 30
thousands                     1997       1996       1997       1996
Oil and gas                 $21,011     $15,870   $ 59,427   $48,157
Plant, gathering and
  marketing                  14,342       8,080     33,937    23,667
Gas purchases                 2,922       2,551     10,107     8,612
Other                         1,044         953      2,159     1,470
                            $39,319     $27,454   $105,630   $81,906

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

Anadarko estimates the maximum amount of principal and interest at issue which has not been paid to date and assuming that the October 1983 effective date remains in effect, is about $39,000,000 (pre-tax) as of September 30, 1997. The Company along with other gas producing companies, filed a petition for adjustment with FERC on May 12, 1997. In so doing the Company is seeking waiver of all interest which might otherwise be due. The total interest at issue is approximately $25,000,000 (pre-tax). On September 10, 1997, FERC denied the petition for adjustment and established procedures for the payment of refunds. Under FERC's order, interstate and intrastate pipelines are required to serve on first sellers statements of refunds due. This statement is due on or before November 10, 1997. Refunds are due to be paid by first sellers within 180 days of the date of the FERC order, or by March 9, 1998.

The Company, along with other gas producers and the State of Kansas, have sought rehearing, clarification and a stay of the FERC's September 10 Order. On November 10, 1997, FERC issued an order allowing for more time to consider the rehearing requests, but denied the stay request at this time. If FERC denies rehearing, appeals of the FERC's decision may be filed. The filing of any such appeal will not, in and of itself, result in a stay of FERC's order.

FERC's September 10 Order permits affected first sellers to file individual petitions for adjustment. Depending on the nature of the claims submitted by pipeline purchasers on November 10, 1997, the Company may pursue an individual petition for adjustment, and may seek deferral of the refund obligation on other specific grounds. The Company reserves all rights to contest any specific Statement of Refunds due submitted by any pipeline purchaser.

                  ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           (Unaudited)

9. Kansas Ad Valorem Tax (continued)

On May 13, 1997 the Company also filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking a declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pre-tax) and, if the petition for adjustment discussed above is not granted in its entirety by FERC with respect to PanEnergy refunds, interest in an amount up to $23,000,000 (pre-tax) as of September 30, 1997. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax) charged against income in 1993 and 1994.

Net income for the third quarter of 1997, included a $1,700,000 charge (before income taxes) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding the amounts recorded in 1993, 1994 and the third quarter of 1997) has been made in the accompanying financial statements.

10. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

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

Overview of Operating Results

For the third quarter of 1997, Anadarko's net income was $17.1 million (29 cents per share) on revenues of $158.3 million. By comparison, net income for the third quarter of 1996 was $24.9 million (42 cents per share) on revenues of $128.6 million.

Net income for the third quarter 1996 includes a gain on the sale of the Company's Indonesia interests of $21.8 million ($13.8 million after taxes). This gain was partially offset by provisions for impairment of other international properties of $5.4 million ($3.4 million after taxes). Stated without the effect of the gain and impairments of international properties, net income for the third quarter of 1996 would have been $14.6 million (25 cents per share).

Excluding the effect of the unusual items, the higher revenues and net income in the third quarter of 1997 are primarily due to higher production volumes of oil and gas and higher natural gas prices. The increase in revenues is partially offset by higher operating costs and depreciation, depletion and amortization (DD&A) expenses compared to the same period in 1996.

For the first nine months of 1997, Anadarko's net income was $65.3 million ($1.09 per share) on revenues of $467.7 million. By comparison, net income for the first nine months of 1996 was $63.1 million ($1.07 per share) on revenues of $399.3 million; and, stated without the effect of the gain and impairments of international properties, net income would have been $52.7 million (89 cents per share). Excluding the unusual items, the increases in revenues and net income in 1997 are due to higher natural gas prices and higher production volumes of oil and gas. The increase in revenues is partially offset by higher operating costs and DD&A expenses compared to the same period in 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following table shows the Company's volumes and U.S. prices for the three and nine months ended September 30, 1997 and 1996:

                                     Three Months Ended
                                        September 30     % Increase
                                      1997        1996    (Decrease)

Natural gas, Bcf                       45.4        39.8         14
Average daily volumes, MMcf/d           494         433         14
Price per Mcf                        $ 2.02      $ 1.95          4

Crude oil and condensate, MBbls       2,392       1,611         48
Average daily volumes, MBOD              26          17         53
Price per barrel                     $17.06      $20.67        (17)

Natural gas liquids, MBbls            1,430         710        101
Average daily volumes, MBOD              16           7        129
Price per barrel                     $14.65      $15.32         (4)

                                     Nine Months Ended
                                        September 30     % Increase
                                      1997        1996     (Decrease)

Natural gas, Bcf                      131.5       123.9        6
Average daily volumes, MMcf/d           482         453        6
Price per Mcf                        $ 2.17      $ 1.98       10

Crude oil and condensate, MBbls       6,643       4,983       33
Average daily volumes, MBOD              24          18       33
Price per barrel                     $18.26      $19.35       (6)

Natural gas liquids, MBbls            3,693       2,478       49
Average daily volumes, MBOD              14           9       56
Price per barrel                     $14.65      $14.53        1

__________________
See "Natural Gas Volumes and Prices" and "Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices".

Costs and expenses during the third quarter of 1997 were $120.6 million, an increase of 26 percent compared to $95.5 million for the third quarter of 1996 excluding the effect of the unusual items. The increase is primarily due to higher operating expenses and DD&A expense related to the increase in production volumes during the third quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


For the first nine months of 1997, costs and expenses totaled $338.0 million, an increase of 17 percent compared to $288.3 million for the first nine months of 1996 excluding the effect of the unusual items. The increase is primarily due to higher operating expenses and DD&A expense related to the increase in production volumes during 1997.

Interest expense for the third quarter of 1997 increased 18 percent to $11.5 million compared to $9.7 million for the third quarter of 1996. The increase is due primarily to higher levels of borrowings in 1997. For the first nine months of 1997, interest expense was $28.7 million, a decrease of one percent compared to $28.8 million for the same period of 1996. The decrease is primarily due to higher capitalized interest in 1997 partially offset by an increase related to higher levels of borrowings in 1997.

Natural Gas Volumes and Prices     During the third quarter of 1997,
Anadarko's natural gas production increased 14 percent to 45.4 billion cubic feet (Bcf) of gas or 494 million cubic feet per day (MMcf/d) compared to 39.8 Bcf or 433 MMcf/d in the third quarter of 1996. The increase in production volumes is due to increased activity in all of the Company's core operating areas in 1997. The Company's average wellhead gas price increased four percent to $2.02 per thousand cubic feet (Mcf) in the third quarter of 1997 compared to $1.95 per Mcf in the same period of 1996.

Anadarko's natural gas production in the first nine months of 1997 increased six percent to 131.5 Bcf or 482 MMcf/d. This compares to natural gas production of 123.9 Bcf or 453 MMcf/d in the first nine months of 1996. The Company's average wellhead gas price for the first nine months of 1997 increased 10 percent to $2.17 per Mcf compared to $1.98 per Mcf in the same period of 1996.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices Crude oil and condensate volumes increased nearly 50 percent to 2.4 million barrels (MMBbls) or 26 thousand barrels of oil per day (MBOD) compared to 1.6 MMBbls or 17 MBOD in the third quarter of 1996. The increase in oil volumes is due to increased activity in all of the Company's core operating areas, including the Mahogany Field in the Gulf of Mexico. Anadarko's average U.S. oil price in the third quarter of 1997 was $17.06 per barrel, a decrease of 17 percent compared to $20.67 per barrel in the same period of 1996.

The Company's crude oil and condensate production volumes increased 33 percent in the first nine months of 1997 to 6.6 MMBbls or 24 MBOD compared to 5.0 MMBbls or 18 MBOD in the same period of 1996. Oil prices in the first nine months of 1997 decreased six percent to $18.26 per barrel compared to $19.35 per barrel in the first nine months of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko's natural gas liquids (NGLs) sales volumes in the third quarter of 1997 more than doubled to 1.4 MMBbls or 16 MBOD compared to 710 thousand barrels (MBbls) or 7 MBOD in the third quarter of 1996. During the third quarter of 1997, prices for NGLs declined four percent to $14.65 per barrel compared to $15.32 per barrel in the same period of 1996.

NGLs volumes in the first nine months of 1997 increased about 50 per-cent to 3.7 MMBbls or 14 MBOD compared to 2.5 MMBbls or 9 MBOD in the same period of 1996. The Company's NGLs price averaged $14.65 per barrel in the first nine months of 1997 compared to $14.53 per barrel in the same period of 1996.

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

Capital Expenditures, Liquidity and Dividends

During the first nine months of 1997, Anadarko's capital spending (including capitalized interest and overhead) was $496.4 million compared to $260.5 million in the same period of 1996. The increase is due to increased exploration and development activity in Algeria and the U.S. Capital expenditures in both periods related primarily to the Company's oil and gas exploration and development activities.

The Company has increased its anticipated capital expenditures for 1997 from $560 million to about $700 million, a 25 percent increase. The Company's revised spending estimate includes increased investments in exploration and development activities.

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

In June 1997, the Company's Revolving Credit Agreement and 364-Day Credit Agreement were amended. The Agreements were amended as follows: the principal amounts of the Agreements were reduced from $250,000,000 and $150,000,000, respectively, to $225,000,000 and
$125,000,000, respectively; the number of commercial banks in the group was changed from eleven to eight; and, the expiration dates of the Agreements were extended for one year. During 1996 and the first nine months of 1997, there were no outstanding borrowings under these Agreements.

In July 1997, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $300,000,000 in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offering. Anadarko has used similar shelf registration statements since 1989 to provide added flexibility in financing strategies. There have been no securities issued under this shelf registration.

Anadarko's Board of Directors declared a quarterly dividend of seven and one-half cents per share of common stock outstanding. The dividend is payable on December 24, 1997 to stockholders of record on December 10, 1997. Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings of $426,469,000 were not restricted as to the payment of dividends at September 30, 1997. The amount of future dividends for Anadarko will depend on the Company's earnings, financial condition, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Exploration and Development Activities

During the third quarter of 1997, Anadarko participated in a total of 172 wells, including 110 oil wells, 43 gas wells and 19 dry holes. This compares to a total of 64 wells, including 40 oil wells, 15 gas wells and nine dry holes during the third quarter of 1996. For the first nine months of 1997, Anadarko participated in a total of 447 wells, including 276 oil wells, 125 gas wells and 46 dry holes. This compares to a total of 180 wells, including 100 oil wells, 46 gas wells and 34 dry holes during the first nine months of 1996.
Following is a description of activity during the first nine months of 1997.

Domestic

Gulf of Mexico     High activity levels at the Matagorda Island 622/623
complex continued in the third quarter of 1997. During August, the Matagorda Island 623 No. B-1 was recompleted in another productive zone and tested 33.5 MMcf/d of gas and 895 barrels of condensate per day
(BCPD). The new perforations range in depth from 9,346-9,400 feet.

The Matagorda Island 623 B-8 development well was also drilled during the third quarter and flowed 50.2 MMcf/d of gas and 250 BCPD. Currently, there are six production platforms and three single-well structures set in the Matagorda Island 622/623 complex. Since the Field was discovered by Anadarko in 1980, the Matagorda Island 622/623 complex has produced nearly 750 Bcf of gas and eight MMBbls of condensate (gross). The work program of development wells, workovers and recompletions has increased gross production at Matagorda Island 622/623 from 189 MMcf/d of gas in early 1997 to a current rate of 370 MMcf/d of gas. Anadarko owns a 37.5-percent working interest in the Amoco-operated field.

Production from the Phillips-operated Mahogany Field, located at Ship Shoal 349/359, averaged 13,100 barrels of oil per day (BOPD) and 24.1 MMcf/d of gas during the third quarter of 1997. Production is currently 11,500 BOPD and 22 MMcf/d of gas. Four wells are on production with only one of the wells producing from the "P" sand, the Field's main pay zone.

Three of the wells at the Mahogany platform are producing from other zones that hold a small portion of the Field's total reserves. Hydrocarbons from these zones must be produced before recompleting these wells to the "P" sand. Once wells are recompleted to the "P" sand, Management believes production should increase. A fifth well is currently drilling from the platform and additional development wells are planned in 1998. Anadarko has a 37.5-percent working interest in the Mahogany Field.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Hugoton Embayment     Anadarko continued to aggressively develop the
"deep" horizons of the Hugoton Embayment. The deep drilling program features multiple pay objectives from 3,000-6,000 feet deep, low cost of finding and high rates of return. Year-to-date, the Company has achieved an 85 percent success rate in the deep drilling program, primarily in Seward County, Kansas and Texas and Beaver Counties, Oklahoma. Current production from the Company's deep acreage in the Hugoton Embayment is 85 MMcf/d of gas equivalent. During the third quarter of 1997, the Company drilled 37 wells (30 deep and 7 shallow) and completed 41 wells in the Hugoton Embayment; some of the most significant include:

     Krey D-2 (Richland Center N. Field) Texas County, Oklahoma - 15.0
       MMcf/d of gas
     Keller D-1 (Arkalon Field) Seward County, Kansas - 3.8 MMcf/d of gas Bennett F-1 (Floris Field) Beaver County, Oklahoma - 7.0 MMcf/d of
       gas
     Malin A-4 (Shuck Field) Seward County, Kansas - 5.8 MMcf/d of gas Brown K-1 (Condit Field) Seward County, Kansas - 3.3 MMcf/d of gas Going A-7 (Dunkle Field) Morton County, Kansas - 3.3 MMcf/d of gas Dorman C-1 (Floris Field) Beaver County, Oklahoma - 2.9 MMcf/d of
       gas
     Gregory C-2 (Gentzler SW Field), Seward County, Kansas - 2.7 MMcf/d of gas

In the third quarter of 1997, the Company completed a six-well delineation program in the Unity Field of Texas County, Oklahoma. Combined initial production from the five successful wells totaled 25.2 MMcf/d of gas. Anadarko owns a 100-percent working interest in four of the wells and a 97-percent working interest in the fifth well. Anadarko also completed a 50 square-mile 3-D seismic survey over a 32,000-acre area, which includes the Unity Field.

In addition to development drilling, Anadarko carried out a number of important recompletions and workovers. During the third quarter of 1997, the Company recompleted 10 wells, and worked over another 17 wells in the Hugoton Embayment. The Leathers Land A-2 well in the Eubank South Field of Haskell County, Kansas was fracture stimulated, increasing production from 23 BOPD and 40 thousand cubic feet per day (Mcf/d) of gas to 290 BOPD and 370 Mcf/d of gas. The Ray C-4 well in the Eubank Field of Haskell County, Kansas was recompleted in another productive zone and tested 2.0 MMcf/d of gas.

In late August 1997, operations began at Anadarko's West Ward No. 1 and No. 2 satellite compressor stations. Combined, the two stations have reduced suction pressure in the field to 18 pounds per square inch
(psi) and increased production by 3.0 MMcf/d of gas. The facilities are among 16 satellite booster stations the Company has added in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


During the third quarter of 1997, Anadarko installed 27 wellhead compressors, which have added 6.6 MMcf/d of gas to gross production volumes. In addition, the Company connected 32 new wells which added
39.8 MMcf/d in initial production volumes. Anadarko also reduced the field pressure of its system by installing 12 miles of additional pipe alongside selected gathering lines - a technique known as "line-looping."

Permian Basin     In the Permian Basin, Anadarko continued its growth
strategy which focuses on field expansion, infill drilling, waterflood operations and strategic property acquisitions. In the third quarter of 1997, the Company operated 10 drilling rigs and drilled 110 wells. Net production increased 32 percent to 12,533 BOPD compared to 9,461 BOPD for the same period in 1996.

A multi-rig infill drilling program continued in Ector County, Texas, where the Company operates three large waterflood units. In the third quarter of 1997, 50 wells were spudded, including wells in a 10-acre spacing pilot program. Results from the pilot program have averaged about 60 BOPD per well. Total gross production from the Ector County Units has more than doubled to 8,000 BOPD compared to a 1996 average of 3,670 BOPD.

The Company's field extension program continues at the Ketchum Mountain (Clearfork) Field, located in Irion County, Texas. Anadarko drilled 12 wells in the Field in the third quarter of 1997 and completed seven new wells on the Scott "2" lease, which extended the Field's limit. Production from the Ketchum Mountain Field is 2,900 BOPD, an increase of 60 percent over an average of 1,820 BOPD in 1996.

In the Sharon Ridge/Diamond M Field of Scurry County, Texas where Anadarko is actively involved in a waterflood expansion program, the Company completed 36 wells in the third quarter of 1997, which have increased production to 2,300 BOPD compared to average production of 1,425 BOPD in 1996.

West Panhandle Field     In the West Panhandle Field of Carson and
Moore Counties, Texas, Anadarko continued its aggressive sidetrack/lateral drilling program. Through the first nine months of 1997, Anadarko completed 41 sidetracks, increasing Field capability by 14 MMcf/d of gas. Production from the West Panhandle Field is currently 61 MMcf/d of gas (gross).

The Bossier Play     In Freestone County, Texas, successful results
were reported from the Black "A" No. 1 during the third quarter of 1997. The well tested 7.1 MMcf/d of gas through an 18.5/64-inch choke. Anadarko owns a 100-percent working interest in the discovery, known as the Caroline prospect. Anadarko now has interests in 12 wells in the Bossier Play with net production of 8.2 MMcf/d of gas. Two drilling rigs are currently operating in the Bossier Play.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Coal-Bed Methane     Anadarko is nearing completion of Phase I
development of the Helper Field in Carbon County, Utah. In the first nine months of 1997, Anadarko drilled and completed 20 coal-bed methane wells in the Helper Field. Installation of a gathering system is underway and Management believes the gathering system should be completed in the fourth quarter of 1997. Anadarko has a 100-percent working interest in this play.

International

Algeria     In the third quarter of 1997, Anadarko raised its reserve
estimate for crude oil and condensate discovered in the Sahara Desert to 2.0 billion barrels (gross). The previous reserve estimate, made in 1995, was 1.5 billion barrels of crude oil and condensate (gross). The reserve increase was due to continued success in both exploration and delineation drilling. In the first nine months of 1997, Anadarko drilled ten wells, six of which were discoveries.

Stage I construction of the Central Production Facility for the Hassi Berkine South Field (HBNS), located on Block 404, is approximately 80 percent complete. The construction contractor, Brown & Root Condor, currently has about 400 workers at this desert location. Initial production from Stage I is expected in early 1998 at a rate of 60,000 BOPD (gross).

Eritrea     In September 1997, Anadarko added additional exploration
acreage in Eritrea's Red Sea. A Production Sharing Agreement was signed for an additional 2.3 million acres, bringing the Company's acreage position to 9.0 million acres. Anadarko now has two blocks - the original Zula Block and the new Edd Block. Anadarko signed a rig contract with an international drilling company and plans to drill three exploration wells in Eritrea in 1998.

Jordan     The Company is currently drilling the first of two planned stratigraphic test wells on the Safawi Block, a 4.2 million acre area in northeast Jordan. The test wells are designed to prove the existence of quality source rock and reservoir sands prior to conducting a seismic survey.

Peru     In July 1997, Anadarko began a seismic acquisition program on
Block 84 in Peru. The Company is conducting a 600 kilometer seismic program on this 2.56-million acre Block, located in the Ucayali Basin near the Brazilian border. The initial seismic acquisition program is expected to take about 12 months to complete.

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

Anadarko estimates the maximum amount of principal and interest at issue which has not been paid to date and assuming that the October 1983 effective date remains in effect, is about $39,000,000 (pre-tax) as of September 30, 1997. The Company along with other gas producing companies, filed a petition for adjustment with FERC on May 12, 1997. In so doing the Company is seeking waiver of all interest which might otherwise be due. The total interest at issue is approximately $25,000,000 (pre-tax). On September 10, 1997, FERC denied the petition for adjustment and established procedures for the payment of refunds. Under FERC's order, interstate and intrastate pipelines are required to serve on first sellers statements of refunds due. This statement is due on or before November 10, 1997. Refunds are due to be paid by first sellers within 180 days of the date of the FERC order, or by March 9, 1998.

The Company, along with other gas producers and the State of Kansas, have sought rehearing, clarification and a stay of the FERC's September 10 Order. On November 10, 1997, FERC issued an order allowing for more time to consider the rehearing requests, but denied the stay request at this time. If FERC denies rehearing, appeals of the FERC's decision may be filed. The filing of any such appeal will not, in and of itself, result in a stay of FERC's order.

FERC's September 10 Order permits affected first sellers to file individual petitions for adjustment. Depending on the nature of the claims submitted by pipeline purchasers on November 10, 1997, the Company may pursue an individual petition for adjustment, and may seek deferral of the refund obligation on other specific grounds. The Company reserves all rights to contest any specific Statement of Refunds due submitted by any pipeline purchaser.

On May 13, 1997 the Company also filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking a declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pre-tax) and, if the petition for adjustment discussed above is not granted in its entirety by FERC with respect to PanEnergy refunds, interest in an amount up to $23,000,000 (pre-tax) as of September 30, 1997. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax) charged against income in 1993 and 1994.

Net income for the third quarter of 1997, included a $1,700,000 charge (before income taxes) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding the amounts recorded in 1993, 1994 and the third quarter of 1997) has been made in the accompanying financial statements.

Item 5.   Other Information

On July 28, 1997, John N. Seitz was promoted to the position of
Executive Vice President - Exploration and Production and was elected to Anadarko's Board of Directors as a Class II director.

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
        Petroleum Corporation,        for quarter ended
        Dated August 28, 1986         September 30, 1986

 (b)    By-laws of Anadarko           3(b) to Form 10-Q       1-8968
        Petroleum Corporation,        for quarter ended
        as amended                    June 30, 1996

*12     Computation of Ratios of
        Earnings to Fixed Charges
        and Earnings to Combined
        Fixed Charges and Preferred
        Stock Dividends

*27     Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the three months ended September 30, 1997.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                              ANADARKO PETROLEUM CORPORATION
                                       (Registrant)




November 13, 1997                        [MICHAEL E. ROSE]
                             Michael E. Rose - Senior Vice President,
                               Finance and Chief Financial Officer