Form 10-K405
period 1997-12-31
ANADARKO PETROLEUM CORP
filed 1998-03-18
CIK 773910

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                           COMMISSION FILE NO. 1-8968

                         ANADARKO PETROLEUM CORPORATION
             17001 NORTHCHASE DRIVE, HOUSTON, TEXAS     77060-2141
                           TELEPHONE: (281) 875-1101

    INCORPORATED IN THE STATE OF DELAWARE          EMPLOYER IDENTIFICATION NO. 76-0146568

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    Common Stock, par value $0.10 per share
                        Preferred Stock Purchase Rights

        The above Securities are listed on the New York Stock Exchange.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No____.

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 30, 1998 was $3,549,075,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of January 30, 1998 is shown below:

            TITLE OF CLASS                  NUMBER OF SHARES OUTSTANDING
  Common Stock, par value $0.10 per                  59,899,994
                 share

 PART OF
FORM 10-K                DOCUMENTS INCORPORATED BY REFERENCE
Part I       Portions of the Anadarko Petroleum Corporation 1997 Annual
             Report to Stockholders.
Part III     Portions of the Proxy Statement, dated March 23, 1998, for the Annual Meeting of Stockholders of Anadarko Petroleum
             Corporation to be held April 30, 1998.

                               TABLE OF CONTENTS

                                                                            PAGE
PART I
  Item 1.   Business                                                          2
            General                                                           2
            Proved Reserves and Future Net Cash Flows                         2
            Exploration and Development Activities                            3
            Volumes and Prices                                                3
            Properties and Activities -- United States                        4
            Properties and Activities -- International                       10
            Drilling Programs                                                14
            Drilling Statistics                                              14
            Productive Wells                                                 15
            Employees                                                        15
            Regulatory and Legislative Developments                          15
            Additional Factors Affecting Business                            15
            Title to Properties                                              15
            Capital Spending                                                 15
            Ratios of Earnings to Fixed Charges and Earnings to Combined
              Fixed
              Charges and Preferred Stock Dividends                          16
  Item 2.   Properties                                                       16
  Item 3.   Legal Proceedings                                                16
  Item 4.   Submission of Matters to a Vote of Security Holders              18
            Executive Officers of the Registrant                             18
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters                                            20
  Item 6.   Selected Financial Data                                          20
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and
              Results of Operations                                          21
  Item 8.   Financial Statements and Supplementary Data                      34
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and
              Financial Disclosure                                           69
PART III
  Item 10.  Directors and Executive Officers of the Registrant               69
  Item 11.  Executive Compensation                                           69
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management                                                     69
  Item 13.  Certain Relationships and Related Transactions                   69
PART IV
  Item 14.  Exhibits and Reports on Form 8-K                                 70

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Anadarko Petroleum Corporation is one of the world's largest independent oil and gas exploration and production companies with 708 million energy equivalent barrels (EEBs) of proved reserves as of December 31, 1997.
     The Company's reserve mix has shifted dramatically in recent years, primarily due to major crude oil discoveries both in the U.S. and Algeria, which have resulted in a larger and more balanced portfolio of energy reserves. As of year-end 1997, crude oil, condensate and natural gas liquids (NGLs) reserves accounted for 59 percent of the Company's total reserves compared to just six percent at year-end 1986.
     About 74 percent of the Company's proved reserves is located in the U.S., primarily in the mid-continent (Kansas, Oklahoma and Texas) area, offshore in the Gulf of Mexico and in Alaska. At year-end 1997, all of the Company's production was located in the U.S. The Company also owns and operates gas gathering assets in its U.S. core producing areas.
     Internationally, Anadarko is exploring for and developing crude oil reserves in Algeria's Sahara Desert. To date, the Company has recorded 184.1 million barrels (MMBbls) of proved crude oil reserves in Algeria, which accounts for 26 percent of Anadarko's total proved reserves. First oil production from the Hassi Berkine South (HBNS) Field is expected in May 1998. Development of other commercial fields in Algeria is also underway. The Company is also participating in other exploration projects in Eritrea, Jordan, Peru, the North Atlantic Margin and Tunisia.
     The principal subsidiaries of Anadarko include: Anadarko Algeria Corporation (Anadarko Algeria); Anadarko Energy Services Company; and, Anadarko Gathering Company. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko and its subsidiaries. The Company's corporate offices are located at 17001 Northchase Drive, Houston, Texas 77060-2141, where the telephone number is (281) 875-1101.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical productibility is supported by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based.
     Proved developed oil and gas reserves can be expected to be recovered through existing wells, with existing equipment and operating methods.
     As of December 31, 1997, Anadarko had proved reserves of 1.73 trillion cubic feet (Tcf) of natural gas and 419.7 MMBbls of crude oil, condensate and NGLs. Combined, these proved reserves are equivalent to 708 MMBbls of oil or 4.2 Tcf of gas. The Company's reserves have grown significantly over the past three years. Reserve growth is due mainly to the dramatic increase in crude oil reserves discovered in Algeria, the Gulf of Mexico and Alaska. Crude oil, condensate and NGLs comprised 59 percent of Anadarko's total reserves at year-end 1997, up from 50 percent at year-end 1996.
     Proved developed reserves comprise 55 percent of the total proved reserves on an energy equivalent barrel basis. As of December 31, 1997, Anadarko had proved developed reserves of 1.6 Tcf of natural gas and 122.6 MMBbls of crude oil, condensate and NGLs.
     The Company's estimates of proved reserves and proved developed reserves owned at December 31, 1997, 1996 and 1995 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities (Supplemental Information) in the Anadarko Petroleum Corporation 1997 Consolidated Financial Statements (Consolidated Financial Statements) under Item 8 of this Form 10-K Annual Report (Form 10-K). The Company files annual estimates of certain proved oil and gas reserves with the Department of Energy, which are within five percent of these amounts.
     Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company's estimates of future net cash flows, discounted future net cash flows before income taxes and discounted future net cash flows after income taxes from proved reserves.
     The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

EXPLORATION AND DEVELOPMENT ACTIVITIES

     See narrative description on pages 8 through 24 of the Anadarko Petroleum Corporation 1997 Annual Report to Stockholders (Annual Report), which is incorporated herein by reference, and see Marketing Strategies, Operating Results and Acquisitions and Divestitures under Item 7 of this Form 10-K.

VOLUMES AND PRICES

     The following table shows the Company's annual production volumes. Volumes for natural gas are in billion cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch (psi) and volumes for oil, condensate and NGLs are in thousands of barrels (MBbls). Total volumes are in million EEBs. For this computation, one barrel is the energy equivalent of six thousand cubic feet
(Mcf).

                                                               1997       1996       1995
                                                              ------     ------     ------
UNITED STATES
  Natural gas (Bcf)                                            178.7      164.9      171.7
  Oil and condensate (MBbls)                                   9,083      6,702      7,435
  Natural gas liquids (MBbls)                                  5,467      3,514      3,580
  Total (million EEBs)                                          44.3       37.7       39.6

     The following table shows the Company's annual average U.S. wellhead sales prices and average production costs.

                                                               1997       1996       1995
                                                              ------     ------     ------
UNITED STATES
  Sales price
     Natural gas (per Mcf)                                    $ 2.30     $ 2.13     $ 1.42
     Oil and condensate (per barrel)                           18.03      20.21      16.52
     Natural gas liquids (per barrel)                          14.64      16.86      12.81
  Production cost (per EEB)                                     3.56       3.22       3.19

     Additional information on volumes and prices is contained in Analysis of Volumes and Prices under Item 7 of this Form 10-K. Information on major customers is contained in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

PROPERTIES AND ACTIVITIES -- UNITED STATES

ONSHORE

OVERVIEW The Company's onshore reserves comprise about 64 percent of total proved reserves. These reserves are located principally in Kansas, Oklahoma, Texas and Alaska. In 1997, average production from the Company's onshore properties was 343 million cubic feet per day (MMcf/d) of gas and 19,000 barrels of oil per day (BOPD), or 75 percent of the Company's total production volumes. Anadarko has 1,286,000 gross (523,000 net) undeveloped lease acres and 1,034,000 gross (790,000 net) developed acres onshore in the United States.
     The accompanying map illustrates by state Anadarko's undeveloped and developed net acreage, number of net producing wells and other data relevant to its onshore oil and gas operations.

HUGOTON EMBAYMENT Anadarko's single largest asset is its reserves in the Hugoton Embayment, located in southwest Kansas and the Oklahoma and Texas panhandles. Currently, Anadarko controls about 1,000,000 lease acres in these areas and operates about 2,750 wells. Anadarko's net production from the Hugoton Embayment in 1997 was 99.2 Bcf of gas and 1.53 MMBbls of oil and condensate, or about 40 percent of the Company's total production volumes. In 1997, Anadarko drilled 177 conventional wells, 49 horizontal wells and recompleted 55 wells in the area.
     Anadarko's activities in the Hugoton Embayment are concentrated on three areas: the shallow gas fields in southwest Kansas and the Oklahoma panhandle, the deeper oil and gas zones below shallow production and horizontal drilling in the West Panhandle Field of Texas.
     In 1997, the Company nearly doubled its acreage position in the deep play through a joint venture with Mobil Exploration and Production, U.S., Inc. (Mobil). Anadarko is operator of the 50/50 joint venture. Mobil contributed 484,000 net undeveloped lease acres to the joint venture; Anadarko contributed approximately 150,000 undeveloped acres that revert to the Company from another operator in 1999. Anadarko is committed to spend $24 million over a four-year period. The joint venture can be extended indefinitely. During late 1997, the partners began a three-dimensional (3-D) seismic shoot on the Mobil acreage. Anadarko is planning to shoot 230 square miles of seismic data in the Hugoton Embayment during 1998. The partners have initiated the drilling program and plan to drill about 40 wells during 1998. Anadarko may drill up to 700 wells on the joint venture acreage over the next decade.
     Over the last five years, Anadarko has drilled more than 550 wells (gross) in the Hugoton Embayment, adding proved reserves of 38 million EEBs. In addition to development drilling, Anadarko's operations in this area have benefited from acquisitions of producing properties, gas gathering systems and waterflood operations.

GOLDEN TREND Activity levels increased in central Oklahoma's Golden Trend area, where the Company drilled 27 wells during 1997. The Company has a working interest in 290 wells in the Golden Trend, of which 205 wells are Anadarko-operated. Two packages of properties in the area were purchased during 1997, adding proved reserves and new drilling locations for 1998 and beyond. Production from the area was 22 MMcf/d of gas and 750 BOPD at year-end 1997.
     Over the last five years, Anadarko has drilled 120 wells in the Golden Trend. Recently, Anadarko utilized a 40-acre infill drilling program in the area. To date, 23 increased density wells have been completed. Anadarko plans to drill 33 development wells in the Golden Trend in 1998. Value is added to the Company's Golden Trend assets through the Anadarko-operated Antioch Gathering System. The system has 120 miles of pipe and connects over 200 wells in the area. During 1997, the Antioch system moved an average of 27 MMcf/d of gas.
     Anadarko plans to grow its asset base and production in the Golden Trend. The Company has a four-part strategy in this area which includes: expansion of the 40-acre infill drilling program; select acquisitions and joint venture opportunities for undeveloped acreage; develop and utilize technology to maximize reserve recovery and economic returns; and, integrate 3-D seismic technology to exploit secondary objectives and expand known field limits.

ONSHORE MAP (GRAPHIC MATERIAL OMITTED)

                                           NET                 NET                     NET
                                        DEVELOPED          UNDEVELOPED              PRODUCING
                                          ACRES               ACRES                   WELLS
                                        ---------          -----------              ---------
ONSHORE:
  United States
     Alaska*                                   --               119,106                    --
     Colorado                               3,003                 6,560                    --
     Kansas*                              351,701                58,837                 1,556
     Mississippi*                             117                68,446                    --
     Montana                                1,872                   250                    --
     Nebraska                                  96                   209                    --
     Nevada                                    --                53,023                    --
     New Mexico                            16,223                 1,920                    25
     North Dakota                              40                    --                    --
     Oklahoma*                            217,291                90,452                   824
     Texas*                               178,839                57,251                 2,016
     Utah*                                 18,222                35,078                    47
     Wyoming                                2,731                32,175                    --

OFFICE LOCATIONS:

  United States
      Anchorage, Alaska
      Houston, Texas
      Midland, Texas
      Liberal, Kansas


* Drilling activities were conducted in these areas in 1997.

PERMIAN BASIN Drilling activity reached record levels for Anadarko during 1997 in the Permian Basin of west Texas and eastern New Mexico. As a result, oil production from the area increased 37 percent during the year. At year-end 1997, net oil production from the area was about 13,000 BOPD, or about half of the Company's total oil production. In the Permian Basin, Anadarko holds leasehold interests in 213,000 gross (124,000 net) acres and operates about 2,600 active wells. During 1997, Anadarko drilled 411 wells (115 primary and 296 secondary) in the area and had an average of 11 Company-operated rigs running during the year.
     Extending field limits was the focus of the work program in the Sharon Ridge/Diamond M and Ketchum Mountain (Clearfork) Fields. During 1997, the Company drilled 110 wells in these two Fields, combined, adding proved reserves. The Fields are located in Scurry and Irion Counties, Texas, respectively.
     In the Ketchum Mountain Field, Anadarko posted record production volumes of more than 3,000 BOPD. Anadarko leased an additional 17,000 acres in the area during 1997. In 1998, the Company plans to drill an additional 29 wells in the Field and strengthen its acreage position. Anadarko owns a 100-percent working interest in the Ketchum Mountain Field.
     Anadarko plans to drill more wells in the Permian Basin during 1998 which is expected to increase the Company's production volumes from the area in 1998.

EAST TEXAS Anadarko expanded its operations in the Bossier Sand Play, a new area for the Company. Although located in the same geographic region as the Cotton Valley Reef Play, the Bossier Sand Play targets totally different horizons. Three separate Bossier reservoirs exist on Anadarko's leasehold with net pay sand thickness in many areas of more than 100 feet. The Company's production from the area at year-end 1997 was 12.6 MMcf/d of gas.
     Anadarko began working the Bossier Sand Play in 1996, drilling four successful wells in the Mimms Creek Field of Freestone County, Texas. Drilling continued in this Field during 1997, with six delineation wells. Anadarko believes that the Mimms Creek Field has the potential for an additional 36 development wells over the next three years.
     Leasing activity accelerated in 1997, with Anadarko expanding its acreage position around the Mimms Creek Field. Eight Anadarko-operated (100-percent working interest) wells were drilled to extend the Field limits. Anadarko participated in the drilling of 14 wells during 1997, all of which were successful. The most significant well was the Black A-1, located in the adjacent Dew West Field, flowing at an initial rate of 7.1 MMcf/d of gas. Anadarko is planning to drill 33 wells in the area during 1998.

GULF COAST In the Gulf Coast states of Texas, Louisiana and Mississippi, Anadarko has been active in several select exploration plays. Using 3-D seismic and advanced processing tools, the Company is evaluating the exploration potential of these areas.
     In the Hartburg Play, located in Orange County, Texas, Anadarko participated in the drilling of four wells during 1997. Three of the wells were successful with a combined flow rate of 10 MMcf/d of gas and 275 barrels of condensate per day (gross). The Company's working interest in the area varies from 25-50 percent. Anadarko has an interest in approximately 1,900 undeveloped lease acres in the area.
     Along the upper Texas Coast, Anadarko has been developing reserves in the Yegua Trend since the early 1990s. During 1997, Anadarko drilled a successful development well in the area -- the Long No. 1 well. The Company also acquired a 24 square-mile 3-D seismic survey in the area. The data will be processed and used to develop potential prospects in 1998. Anadarko has an average 50-percent working interest in about 23,000 (gross) lease acres in the Yegua Trend.
     In south Texas' Jim Hogg County, Anadarko is evaluating the exploration potential of the Wilcox Play. A 120 square-mile 3-D seismic survey shot in 1996 was processed in early 1997, revealing several exploration leads. Anadarko has a 33.33-percent working interest in the Wilcox Play with exploration rights to about 36,000 undeveloped lease acres (gross).
     Anadarko participated in two exploratory dry holes in the Smackover Play of Wayne County, Mississippi during 1997. One of the wells was based on a 200 square-mile 3-D seismic acquisition program done in 1996. In late 1997, Anadarko sold its 50-percent interest in the Smackover Play.

COAL-BED METHANE Anadarko is developing coal-bed methane acreage in the Helper Field, located in Carbon County, Utah. During 1997, Anadarko drilled 20 wells on state and private acreage. Plans call for the drilling of 10 wells during 1998. An environmental impact statement (EIS) is underway on the Company's federal acreage and additional drilling is planned for 1999-2000, upon completion of the EIS. Anadarko sees the potential to drill more than 50 wells in the Helper Field over the next five years. Anadarko has a 100-percent working interest in the Field.

GATHERING AND PROCESSING

GAS GATHERING SYSTEMS Anadarko owns and operates four major gas gathering systems in the nation's mid-continent area: the Antioch Gathering System in the Southwest Antioch Field of Oklahoma; the Hemphill Gathering System, located in Hemphill County, Texas; the Sneed System in the West Panhandle Field of Texas; and the Hugoton Gathering System in southwest Kansas. The Company's gathering systems have more than 2,500 miles of pipeline connecting about 2,000 wells and have more than 500 MMcf/d of gas gathering capacity. In addition, Anadarko owns interests in nine other smaller gas gathering systems.

GAS PROCESSING FACILITIES During 1997, the Company shut down its last fully owned and operated gas processing facility, the Sneed Gas Processing Plant, located in the West Panhandle Field of Texas. The Company also sold its remaining interests in three other plants. These moves, together with the closing of the Company's Panther Creek Gas Processing Plant in late 1996, were made based upon a strategic decision to take advantage of excess capacity in more modern and efficient plants owned by third parties in the mid-continent. This strategy results in an increase in NGL product recoveries, particularly ethane and propane, due to the efficiency of newer processing facilities. Additionally, certain other third-party processing arrangements were restructured in 1997 to increase the volume of NGLs the Company can take in-kind and to allow additional processing flexibility. Anadarko's NGLs sales volumes increased 56 percent in 1997.

ALASKA

Anadarko is active in two areas in Alaska -- the North Slope and the Cook Inlet of southern Alaska.

ALPINE FIELD During 1997, engineering and development work continued on the Alpine Field, which was discovered in 1994 and declared commercial in 1996. The Field is located on the North Slope about 50 miles west of Prudhoe Bay. First production from the Alpine Field is estimated in 2000 at an initial rate of 40,000 BOPD (gross). Production is estimated to ramp up to 70,000 BOPD (gross) in 2001. Key fabrication contracts were signed during 1997, allowing construction of the production equipment to begin. Work on the pipeline connecting Alpine to the Trans Alaska Pipeline System terminus at the Kuparuk River is expected to begin this winter season.
     In the winter season of 1997-98, the partners are planning to drill up to three wells. Two of the planned wells are horizontal wells -- the first time this has been attempted in the Alpine Field. If horizontal drilling is successful, it could reduce the number of wells required for full field development, therefore lowering total costs. Full development of the Alpine Field is estimated to cost far less than originally anticipated. Anadarko owns a 22-percent working interest in the Field. In 1996, the partners acquired 5,900 acres near the Field in State Lease Sale 86A.
     Anadarko and partner ARCO Alaska also have six offshore lease blocks in the Beaufort Sea, west of the Alpine Field.

COOK INLET Anadarko is operating an exploration venture in the Cook Inlet. Under the terms of a strategic alliance signed in 1996, Anadarko and ARCO Alaska each currently own a 50-percent interest in 166,000 lease acres. During 1997, the partners completed a 140-mile 2-D seismic acquisition program. The data were processed during 1997 and used to develop a list of exploratory prospects on both sides of the Cook Inlet. Anadarko is planning to drill one or two wells during 1998. The first well -- known as the Lone Creek No. 1 in the Moquawkie Prospect -- is expected to spud in mid-1998, depending on the issuance of necessary permits. A 3-D seismic survey is now underway on the Kenai Peninsula. This is the first regional 3-D survey ever conducted on the Kenai Peninsula.

OFFSHORE

OVERVIEW At year-end 1997, about 10 percent of the Company's proved reserves were located offshore in the Gulf of Mexico. Production volumes from these properties were 160 MMcf/d of gas and 5,500 BOPD at year-end 1997. The Company's production from the Gulf of Mexico increased during 1997 due to higher levels of activity on producing platforms. At year-end 1997, Anadarko owned an average 49 percent working interest in 119 lease blocks representing 188,000 gross (54,000 net) acres in developed properties and 437,000 gross (235,000 net) acres in undeveloped properties offshore.
     The accompanying map illustrates the Company's undeveloped and developed net acres, number of producing net wells and other data relevant to its offshore properties.

EXPLORATION Anadarko is active in exploration projects in conventional, sub-salt and deepwater plays in the Gulf of Mexico.
     Anadarko drilled three offshore exploration wells (two sub-salt and one conventional) during 1997, which were dry holes. During 1996, the Company drilled five sub-salt exploratory wells, announcing two discoveries -- Agate, located at Ship Shoal 361, (See Development) and Monazite, located at Vermilion South Addition 375. Seismic and drilling data from the Monazite discovery were further evaluated during 1997 and the partners may drill a delineation well near the discovery during 1998. Anadarko (operator) has a 33.33-percent working interest in the Monazite well. The industry's first commercial sub-salt field in the Gulf of Mexico -- Mahogany -- came on-line in late 1996 (See Development). The Company will continue to evaluate its portfolio of prospects located on 32 lease blocks in the sub-salt play.
     Two Company-operated sub-salt exploration wells and one conventional exploration well are planned in the Gulf of Mexico during 1998. The first sub-salt well, known as Hickory, located at Grand Isle Block 116, and the second prospect, Tanzanite, located at Eugene Island 346, are expected to spud in March 1998.
     Until 1996, the Company's principal acreage position offshore was in the shallow water (less than 400 feet). In 1996, Anadarko made its entrance into the deepwater play (more than 1,000 feet). Anadarko currently has interests in 13 deepwater lease blocks, 11 of which are Company-operated. Seismic data were acquired over several of the deepwater blocks during 1997. One exploratory well, located at Green Canyon 608, may be drilled in this play in late 1998, depending on rig availability.

DEVELOPMENT Much of the 1997 work program in the Gulf of Mexico centered on improving production from existing platforms. The Company's greatest success came at the Matagorda Island 622/623 Complex, located offshore Texas and discovered by Anadarko in 1980. At the beginning of 1997, production from the Complex was 189 MMcf/d (gross) of gas. Production at year-end 1997 was about 325 MMcf/d of gas, with 75 MMcf/d curtailed due to pipeline constraints. By drilling four new development wells, working over two original wells and recompleting another well, production capacity from the Complex was approaching 400 MMcf/d of gas in early 1998. A six-mile pipeline will be constructed in the second quarter of 1998 that will connect the platform to existing facilities, bringing this additional gas production to market. The partners are planning at least one additional well at Matagorda Island 622/623 in 1998. Anadarko has a 37.5-percent working interest in the Complex.
     1997 represented the first full year of production from the Mahogany platform, located at Ship Shoal 349/359 offshore Louisiana. Originally announced in September 1993, this sub-salt discovery came on-line in late December 1996. Four wells produced during 1997, with production averaging about 9,000 BOPD and 25 MMcf/d of gas. A fifth well came on-line in the first quarter of 1998 at an initial rate of 11,000 BOPD. During 1997, production was somewhat erratic due to downtime associated with normal completion operations. The sixth well is drilling and further drilling is planned from the platform during 1998. Three of the current producing wells are completed in zones other than the main field pay sand ("P" sand). As production from these zones depletes, the wells will be recompleted into the "P" sand. Anadarko has a 37.5-percent working interest in the project.
     The Agate discovery, located at Ship Shoal 361, is under development and is expected to be placed on production in mid-1998. Through a sub-sea completion, production will be connected to the Mahogany platform. Anadarko owns a 50-percent working interest in the Agate well.
     Conventional operations focused on development drilling and recompletions. During 1997, Anadarko drilled six development wells and recompleted seven existing producers.

OFFSHORE MAP (GRAPHIC MATERIAL OMITTED)

                                          NET                   NET                    NET
                                       DEVELOPED            UNDEVELOPED             PRODUCING
                                         ACRES                 ACRES                  WELLS
                                       ---------            -----------             ---------
OFFSHORE:
  United States
      Florida                                  --                39,827                    --
      Louisiana                            21,883               147,968                    30
      Texas                                31,766                47,553                    26

PROPERTIES AND ACTIVITIES -- INTERNATIONAL

OVERVIEW Over the past few years, Anadarko has devoted a larger portion of its capital expenditures to international exploration ventures. Exploration and development work is underway in Algeria and exploration activities are being conducted in Eritrea, Jordan, Peru, the North Atlantic Margin and Tunisia. Studies are also being conducted in other prospective areas around the world. The Company's international projects are all in the exploration or development phase and have not generated any revenues to date. See Additional Factors Affecting Business -- Foreign Operations Risk under Item 7 of this Form 10-K.

ALGERIA Anadarko's largest international venture involves exploration for and development of liquid hydrocarbons in Algeria's Sahara Desert. Since 1989, Anadarko has drilled 25 successful wells (13 exploration and 12 delineation) and discovered five major fields in Algeria. During 1997, Anadarko drilled 11 exploratory wells, with seven discoveries. Satellite fields were discovered around the Company's larger discoveries and development planning is underway. The Company has booked proved reserves of 184.1 MMBbls (net) of crude oil as of year-end 1997. The Company estimates that crude oil and condensate discovered to date is 2.0 billion barrels (gross). The success of the exploration program led the Company to increase its estimate of discovered oil by 500 million barrels (gross) at mid-year 1997.
     As of December 31, 1997, the Company's total net investment in Algeria was $405 million (including capitalized interest and overhead) of which about $173 million was spent in 1997. Due to the success of the project thus far, these expenditures are currently being capitalized and no provision for loss or impairment has been made. Anadarko plans to invest about $275 million in Algeria in 1998. To date, the Company has elected not to insure its investment in Algeria. At the end of 1997, the Company had 5.3 million gross (2.3 million net) acres in Algeria.
     The accompanying map illustrates the Company's undeveloped acreage, number of producing (tested) wells and other data relevant to its properties in Algeria.
     Anadarko's interest in the production sharing agreement (PSA) relating to the four Company-operated blocks is 50 percent before participation at the exploitation stage by SONATRACH, the national oil and gas enterprise of Algeria. The Company has two partners, each with a 25-percent interest in the Algerian venture, also prior to participation by SONATRACH; they are LASMO Oil (Algeria) Limited, a wholly-owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly-owned subsidiary of Maersk Olie Og Gas AS, a company in the Danish A.P. Moeller group. Under the terms of the PSA, liquid hydrocarbons that are discovered, developed and produced will be shared by SONATRACH, Anadarko and its two partners. SONATRACH is responsible for 51 percent of development and production costs. In addition, Anadarko and its partners are entitled to recover a portion of exploration costs out of production in the exploitation phase. SONATRACH is the beneficial owner of 10.1 percent of Anadarko's outstanding common stock.

ALGERIA MAP (GRAPHIC MATERIAL OMITTED)


ALGERIA

      Undeveloped Acreage - 5.3 million acres (2.3 million net to Anadarko) Productive (tested) Wells - 23 (10 net to Anadarko)

      Fields discovered to date shown graphically
          HBN/EL BIAR Field (formerly HBN)
          ROD/BSFN Area*
          BSF Field
          HBNS Field*
          HBNSE Field*
          BKNE Field
          QOUBBA Field (formerly BKE)*
          EKT Field*
          EME/EMK Field

      Blocks shown graphically
          401
          402*
          404*
          208*
          211*
          245

      * Drilling activities were conducted in these areas  in 1997.

     During 1997, Anadarko concentrated its development efforts on the HBNS Field, located on Block 404, following SONATRACH'S receipt of a Provisional Exploitation Authorization (PEA) in July 1996 for wells in the Hassi Berkine
(HBN)/El Biar and the HBNS Fields. Anadarko and its partners have a $177-million Engineering, Procurement and Construction (EPC) contract with Brown & Root Condor for Stage I production facilities at the HBNS Field. At the time this report was released for printing, the Central Production Facility was nearing completion. First production from the HBNS Field is expected to commence in May 1998. The Company expects to sign an EPC for Stage II production facilities for the HBNS Field in 1998. Construction of Stage II facilities is expected to take 18-24 months. Development drilling is underway in the HBNS Field. Full field development calls for about 50 wells.
     The Company also has a 27.5-percent interest in a PSA covering two additional blocks -- Blocks 401 and 402 -- in the same region, which are operated by BHP Petroleum (Algerie) Inc. (BHP Algeria). An exploration program is underway on these two blocks. Anadarko and partners drilled two exploratory discoveries on this acreage in 1997, followed by two delineation wells, all of which were successful. A separate exploration success was announced on Block 402 in February 1998 -- the Bir Sif Fatima No. 1 -- flowing 1,960 BOPD. The partners are planning to continue drilling exploration and delineation wells on the BHP Algeria-operated acreage during 1998.
     Political unrest continues in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees working and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1998 and beyond. However, the situation has not had any material effect to date on the Company's operations.

ERITREA In September 1995, Anadarko signed an agreement with the government of the State of Eritrea for offshore exploration on a 6.7 million-acre area in the Red Sea, known as the Zula Block. This acreage position was expanded in late 1997 with the signing of a second PSA for 2.3 million acres. The new area is called the Edd Block and is contiguous with the original area. Anadarko now has exploration rights on 9.0 million acres (gross) in Eritrea and plans to drill three exploratory wells during 1998. The first well is expected to spud in May 1998 on the Zula Block.
     In 1996 and early 1997, Anadarko conducted a high-density aerial gravity and magnetic survey over the exploration area. In 1997, the Company acquired about 4,600 kilometers of 2-D seismic data on the blocks. The data were analyzed during 1997 and combined with existing data from other operators. Agip S.p.A. joined Anadarko as a partner in late 1997 with a 30-percent interest. Anadarko operates and has a 70-percent interest in the Eritrean exploration venture.

JORDAN In March 1996, Anadarko and the Natural Resources Authority of the Hashemite Kingdom of Jordan signed a PSA covering 4.2 million acres, known as the Safawi Block. During 1997, Anadarko drilled a stratigraphic test well on the Block, re-entering a well drilled by another operator in 1990. The results of the well are being studied by the Company. Based on these results, Anadarko may drill a second stratigraphic test well in Jordan during 1998.

     In February 1997, a subsidiary of Union Texas Petroleum joined Anadarko as a partner in Jordan with a 50-percent interest. Anadarko operates the exploration venture with a 50-percent interest.

PERU In September 1996, Anadarko signed an exploration license agreement with PERUPETRO S.A., the state oil company of Peru. Anadarko has the right to explore a 2.56 million-acre area, known as Block 84, located in the Ucayali Basin near the Brazilian border.
     Anadarko acquired 600 kilometers of seismic data over Block 84 during 1997. Locations for the seismic acquisition program were based on a 7,300 kilometer aerial gravity survey of the area conducted by the Company in late 1996. Exploration in Peru carefully balances environmental concerns and local cultures of those living on Block 84. All operations are supported by helicopter and boat to limit the environmental impact. A comprehensive Environmental Impact Statement was completed in early 1997 and accepted by the Peruvian government. Anadarko owns a 100-percent interest in the exploration venture, but may take partners.

NORTH ATLANTIC MARGIN During 1997, Anadarko established an exploration presence in the North Atlantic Margin, located north and west of Scotland and offshore Ireland. Through two separate bid rounds, Anadarko and partners were awarded five exploration areas totaling about 1.3 million acres (gross).
     Anadarko has been studying the exploration potential in this area since 1995. During 1997, Anadarko and partners were awarded three tranches in the United Kingdom's 17th Bid Round and two exploration areas in the Irish Bid Round. Anadarko is planning to participate in its first exploration well on Tranche 61 in August 1998. Anadarko will have a 7.5-percent interest in the well. Anadarko and partners have a significant amount of seismic data and expect to drill multiple exploration targets over the next five years. Anadarko has an average interest of 30 percent in the exploration areas.

TUNISIA In late 1997, Anadarko became a 50-percent partner (prior to back-in by the Tunisian government) in Agip S.p.A.'s Jenein Nord Block -- a 384,000 acre (gross) exploration area in Tunisia near the Algerian border. The Jenein Nord Block is contiguous with the Company's Blocks 401 and 402 (operated by BHP Algeria) in Algeria. Several exploration leads have been identified and drilling could begin in late 1998.

INDONESIA In September 1996, Anadarko sold its wholly-owned subsidiary, Anadarko Indonesia Company, Jabung, for $36.8 million. Anadarko's net income in 1996 benefited from a gain on the sale of $19.4 million ($12.3 million after income taxes). The sale was a part of the Company's ongoing strategy to divest "non-core" assets and reinvest proceeds in core operating areas. Anadarko and its partners had discovered two fields in Indonesia with estimated proved reserves of 17.7 million EEBs.

CHINA The Company has decided not to pursue exploration efforts in China's Sichuan Province at this time and is in discussions to farm-out the Company's interests. As a result, Anadarko recognized an impairment of $4.6 million in 1996. The Company has a 50-percent interest in the project.

DRILLING PROGRAMS

     The Company's 1997 drilling program again focused on known oil and gas provinces onshore in North America, as well as offshore in the Gulf of Mexico and Algeria. Onshore activity was concentrated in Kansas, Oklahoma, the Texas panhandle, the Permian Basin of west Texas, Alaska and Utah. Exploration activity consisted of six wells onshore in the United States, seven wells offshore United States and 13 wells in Algeria. Development activity included 607 wells onshore United States and 11 wells offshore United States. In addition, two development wells were also drilled in Algeria during 1997.

DRILLING STATISTICS

     The following table shows the results of the oil and gas wells drilled and tested:

                              NET EXPLORATORY                  NET DEVELOPMENT
                       ------------------------------   ------------------------------
                       PRODUCTIVE   DRY HOLES   TOTAL   PRODUCTIVE   DRY HOLES   TOTAL     TOTAL
                       ----------   ---------   -----   ----------   ---------   -----     -----
1997
United States             6.1          3.1       9.2      433.8        50.9      484.7     493.9
Algeria                   3.8          2.0       5.8        0.7          --       0.7        6.5
                          ---         ----      ----      -----        ----      -----     -----
Total                     9.9          5.1      15.0      434.5        50.9      485.4     500.4
                          ---         ----      ----      -----        ----      -----     -----

1996
United States             5.3          5.8      11.1      163.5        37.9      201.4     212.5
Algeria                   2.0          0.5       2.5         --          --        --        2.5
Indonesia                 1.0           --       1.0         --          --        --        1.0
                          ---         ----      ----      -----        ----      -----     -----
Total                     8.3          6.3      14.6      163.5        37.9      201.4     216.0
                          ---         ----      ----      -----        ----      -----     -----

1995
United States             2.3          2.9       5.2      159.9        40.1      200.0     205.2
Algeria                   2.0          0.5       2.5         --          --        --        2.5
Indonesia                 1.0           --       1.0         --          --        --        1.0
                          ---         ----      ----      -----        ----      -----     -----
Total                     5.3          3.4       8.7      159.9        40.1      200.0     208.7
                          ---         ----      ----      -----        ----      -----     -----

     The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 1997:

                                             UNITED STATES         ALGERIA            TOTAL
                                             --------------     -------------     --------------
                                             GROSS     NET      GROSS     NET     GROSS     NET
                                             -----     ----     -----     ---     -----     ----
WELLS IN THE PROCESS OF DRILLING OR IN
  ACTIVE COMPLETION
  Exploration                                  3        2.3       3       1.1       6        3.4
  Development                                 24       19.6       1       0.3      25       19.9
WELLS SUSPENDED OR WAITING ON COMPLETION
  Exploration                                  3        0.9      --       --        3        0.9
  Development                                 62       54.6      --       --       62       54.6

PRODUCTIVE WELLS

     As of December 31, 1997, the Company owned productive wells as follows:

                                             UNITED STATES       ALGERIA           TOTAL
                                             --------------    ------------    --------------
                                             GROSS     NET     GROSS    NET    GROSS     NET
                                             -----    -----    -----    ---    -----    -----
Oil wells*                                   4,687    2,551     23      10     4,710    2,561
Gas wells*                                   2,618    1,973     --      --     2,618    1,973
                                             -----    -----     --      --     -----    -----
Total                                        7,305    4,524     23      10     7,328    4,534
                                             -----    -----     --      --     -----    -----
---------------------------------------------------------------------------------------------
* Includes wells containing multiple completions
  Oil wells                                    74      25.8     --      --       74      25.8
  Gas wells                                   230     135.0     --      --      230     135.0

EMPLOYEES

     As of December 31, 1997, the Company employed 1,386 persons. The Company's employees are not represented by any union. Relations between the Company and its employees are considered to be satisfactory and the Company has had no work stoppages or strikes.

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

CAPITAL SPENDING

     See Capital Expenditures, Liquidity and Long-term Debt under Item 7 of this Form 10-K.

RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
  DIVIDENDS

     The Company's ratios of earnings to fixed charges for the years ended December 31, 1997, 1996 and 1995 were 3.04, 3.34 and 1.24, respectively. These ratios were computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rentals.
     During the three years ended December 31, 1997, there were no shares of preferred stock outstanding. Accordingly, the ratio of earnings to combined fixed charges and preferred stock dividends for each of the three years is the same as the ratio of earnings to fixed charges.

ITEM 2. PROPERTIES

     See information appearing under Item 1 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 (NGPA) allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.
     On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. FERC clarified the effective date of its decision by an order dated May 19, 1994. The clarification provided that the June 28, 1988 effective date applies to tax bills rendered after that date, not sales made on or after that date. Based on Anadarko's interpretation of FERC's orders, $700,000 (pre-tax) was charged against income in 1994, in addition to $130,000 (pre-tax) charged against income in 1993. Numerous parties filed appeals of FERC's action in the D.C. Circuit. Anadarko, together with other natural gas producers, challenged FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, did qualify for reimbursement under the NGPA; and (2) FERC's ruling should, in any event, have been applied prospectively. Other parties separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.
     The D.C. Circuit issued its decision on August 2, 1996 which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. Petitions for rehearing were denied on November 6, 1996. The Company, along with other producing companies, subsequently filed a petition for writ of certiorari with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills rendered on or after June 28, 1988 (the effective date originally selected by FERC). Williams Natural Gas Company filed a cross-petition for certiorari seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.
     Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date and assuming that the October 1983 effective date remains in effect, is about $40 million (pre-tax) as of December 31, 1997. The Company, along with other producing companies, filed a petition for adjustment with FERC on May 12, 1997. In so doing, the Company sought waiver of all interest which might otherwise be due. The total interest at issue is about $25 million (pre-tax). On September 10, 1997, FERC denied the petition for adjustment. On January 28, 1998, FERC denied rehearing, but granted first sellers the right to escrow funds in dispute in a separate order (the "Order Clarifying Procedures"). By order dated February 26, 1998, in response to producers' requests and Anadarko's particular request based on the litigation with PanEnergy referenced below, FERC granted first sellers the right to secure a surety bond instead of placing cash in escrow. All interested parties will have 30 days to seek rehearing of this order. Refunds currently are due to be paid by first sellers, with disputed amounts escrowed by cash or secured by surety bond, by March 9, 1998, although a request for a general extension of time filed by other producers is pending.
     Several parties, including Anadarko, sought rehearing or clarification of the Order Clarifying Procedures. In that rehearing request, the Company outlined in detail its interpretation of the scope of the phrase "amounts in dispute" as encompassing legal disputes. At least one adverse party has requested that FERC not permit producers to escrow disputed amounts or that FERC change its order to permit only so-called "computational" disputes, rather than legal disputes, to be eligible for escrow.
     On March 4, 1998, FERC granted rehearing of its Order Clarifying Procedures solely for purposes of further consideration. FERC's March 4, 1998 Order provided affected parties with no substantive guidance regarding the pending requests for rehearing or clarification. The March 4 Order simply had the effect of granting the FERC more time to consider the pleadings pending before it.
     If FERC should change or clarify its policy regarding the availability or scope of a first sellers' right to bond or escrow disputed amounts, either on its own motion or in response to pending rehearing requests, or if FERC should reject the Company's legal defenses, the Company could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy) pending further potential review by FERC or federal courts. However, a FERC order issued February 26, 1998 involving refunds paid by another producer to Northern Natural Gas Company indicates that, if a producer prevails in subsequent legal challenges, it may recoup amounts paid directly from the pipeline itself, even if the pipeline subsequently distributes refunds to the pipeline's customers. It should be noted, however, that interested parties will have 30 days to seek rehearing or clarification of this order.
     The Company intends to comply fully with all lawful orders issued by FERC, without waiver of any claim of right or any defense or the right to seek judicial review or intercession.
     FERC's September 10, 1997 and January 28, 1998 Orders permit affected first sellers to file individual petitions for adjustment. The Company may pursue an individual petition for adjustment and has reserved all rights to contest specific Statement of Refunds submitted by pipeline purchasers. Offers of settlement and demands for a hearing have been filed by producers, including Anadarko, with the FERC regarding particular pipeline purchasers. The offer of settlement filed by Anadarko with respect to PanEnergy is subject to the litigation discussed below such that if a settlement amount is agreed to, the litigation will determine whether PanEnergy or Anadarko issues the agreed to refund. On March 3, 1998, FERC issued notice regarding those settlement offers and requested comment by all interested persons.
     On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14 million (pre-tax) and, if the petition for adjustment discussed above is not granted in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $24 million (pre-tax) as of December 31, 1997. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax) charged against income in 1993 and 1994. This lawsuit currently has pending cross motions for summary judgment. In addition, on February 18, 1998, PanEnergy filed a motion asserting that FERC has exclusive jurisdiction over the matter and requesting the Court to dismiss or stay the lawsuit. The Company filed appropriate responses disputing this contention.
     Anadarko's net income for 1997 included a $1.8 million charge (before income taxes) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding the amounts recorded in 1993, 1994 and 1997) has been made in the accompanying financial statements.

OTHER The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, the liability with respect to these actions will not have a material effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                    AGE AT END
               NAME                  OF 1998                           POSITION
               ----                 ----------                         --------
Robert J. Allison, Jr.                  59       Chairman of the Board, President and Chief Executive
                                                   Officer
John N. Seitz                           47       Executive Vice President, Exploration and Production
Charles G. Manley                       54       Senior Vice President, Administration
Michael E. Rose                         51       Senior Vice President, Finance and Chief Financial
                                                   Officer
Charles K. Abernathy                    55       Vice President, Operations, International
Rex Alman III                           47       Vice President, Domestic Operations
Michael D. Cochran                      56       Vice President, Exploration
James R. Larson                         48       Vice President and Controller
Richard A. Lewis                        54       Vice President, Human Resources
J. Stephen Martin                       42       Vice President and General Counsel
Gregory M. Pensabene                    48       Vice President, Government Relations
Albert L. Richey                        49       Vice President and Treasurer
Richard J. Sharples                     51       Vice President, Marketing
Bruce H. Stover                         49       Vice President, Worldwide Business Development
William D. Sullivan                     42       Vice President, Algeria
A. Paul Taylor, Jr.                     49       Vice President, Corporate Communications

     Mr. Allison was named Chairman and Chief Executive Officer effective October 1986. In January 1993, he was elected the additional position of President. He has worked for the Company since 1973.
     Mr. Seitz was named Executive Vice President, Exploration and Production, and a member of the Company's Board of Directors during 1997. He was named Senior Vice President, Exploration in 1995 and Vice President, Exploration in January 1993. He has worked for the Company since 1977.
     Mr. Manley was named Senior Vice President, Administration in 1993. From 1985 to 1993, he served as Anadarko's Vice President of Administration and Employee Relations. He has worked for the Company since 1974.
     Mr. Rose was named Senior Vice President, Finance and Chief Financial Officer in 1993. He was named Vice President of Finance in 1986. He has worked for the Company since 1978.
     Mr. Abernathy was named Vice President, Operations, International, with responsibility for Alaska development operations, in 1997. He was named Vice President, Operations, Offshore in 1995 and Vice President, Operations, International/Offshore, in 1992. He has worked for the Company since 1975.
     Mr. Alman was named Vice President, Domestic Operations, in 1997. Prior to that, he was named Vice President, Operations, U.S. Onshore in 1995 and Vice President, Engineering in 1993. He has worked for the Company since 1976.
     Dr. Cochran was named Vice President, Exploration in 1997. Prior to that, he was Manager of Technology and Exploration Studies. He has been with the Company since 1987.
     Mr. Larson was named Vice President and Controller in 1995. He had served as the Company's Controller since 1986. He has worked for the Company since 1983.
     Mr. Lewis was named Vice President, Human Resources in 1995. He joined the Company in 1985 as Manager of Employee Relations.
     Mr. Martin was named Vice President and General Counsel in 1995. He joined the Company as an attorney in 1987.
     Mr. Pensabene joined Anadarko in 1997 as Vice President, Government Relations. Prior to Anadarko, he was a partner in various law firms in Washington, D.C.
     Mr. Richey was named Vice President and Treasurer in 1995. He joined Anadarko as Treasurer in 1987.

     Mr. Sharples joined Anadarko as Vice President, Marketing, in 1993. Prior to Anadarko, he served as Vice President of Marketing with Maxus Energy Corporation.
     Mr. Stover was named Vice President, Worldwide Business Development, in 1998. He was named Vice President, Acquisitions in 1993. He has worked for the Company since 1980.
     Mr. Sullivan was named Vice President, Algeria in 1995. Prior to this position, he served as Vice President, Operations, U. S. Onshore. He has worked for the Company since 1981.
     Mr. Taylor was named Vice President, Corporate Communications in 1987. He has worked for the Company since 1986.
     All officers of Anadarko are elected in April of each year at an organizational meeting of the Board of Directors to hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information on the market price and cash dividends declared per share of common stock is included in the Stockholders' Information in the Annual Report, which is incorporated herein by reference.
     As of December 31, 1997, there were approximately 5,760 direct holders of Anadarko common stock. The following table sets forth the amount of dividends paid on Anadarko common stock during the two years ended December 31, 1997.

                              FIRST               SECOND              THIRD               FOURTH
                             QUARTER             QUARTER             QUARTER             QUARTER
        thousands           ----------          ----------          ----------          ----------
1997                          $4,553              $4,401              $4,479              $4,493
1996                          $4,431              $4,440              $4,448              $4,461

     The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.
     For additional information, see Dividends under Item 7 and Note 7 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     See Summary Financial Data on page 1 of the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

                            SELECTED FINANCIAL DATA

                                                              1997         1996         1995
             millions except per share amounts               ------       ------       ------
Revenues                                                     $673.2       $569.0       $434.0
Costs and expenses                                            469.8        373.4        369.5
Interest expense                                               41.0         39.0         36.4
Net income                                                   $107.3       $100.7       $ 21.0
Earnings per share - basic                                   $ 1.80       $ 1.70       $ 0.36
Earnings per share - diluted                                 $ 1.78       $ 1.69       $ 0.36

NET INCOME AND REVENUES Anadarko's net income for 1997 increased seven percent to $107.3 million ($1.80 per share) compared to 1996 net income of $100.7 million ($1.70 per share). Revenues for 1997 were up 18 percent to $673.2 million compared to 1996 revenues of $569.0 million. The increase in revenues and net income reflects record production volumes of crude oil, natural gas and natural gas liquids (NGLs) coupled with higher natural gas prices. Net income in 1996 included a gain of $19.4 million ($12.3 million after income taxes) on the sale of the Company's Indonesia interests, which was partially offset by provisions for impairments of other international properties of $5.4 million ($3.4 million after income taxes).
     Anadarko's 1995 net income was $21.0 million (36 cents per share). Revenues for 1995 were $434.0 million. The increases in revenues and net income in 1996 compared to 1995 reflect significantly higher commodity prices for crude oil, natural gas and NGLs.

                               COSTS AND EXPENSES

                                                               1997       1996       1995
                          millions                            ------     ------     ------
Operating expenses                                            $154.7     $115.3     $105.8
Administrative and general                                      73.6       67.7       59.5
DD&A                                                           198.8      167.2      164.7
Other taxes                                                     42.7       37.2       36.9
(Gains) and impairments related to international and
  geothermal properties, net                                      --      (14.0)       2.6
                                                              ------     ------     ------
Total                                                         $469.8     $373.4     $369.5
                                                              ------     ------     ------

COSTS AND EXPENSES During 1997, Anadarko's costs and expenses increased 26 percent over 1996 primarily due to increased levels of activity. Anadarko pays close attention to costs, focusing on cost controls, cost savings plans and the application of new technology to field production operations. Costs and expenses in 1997 were primarily impacted by the following factors:
     (1) Operating expenses increased $39.4 million (34 percent) due primarily to increased levels of drilling activity and revised NGLs contracts that provide for processing through third-parties.
     (2) Depreciation, depletion and amortization (DD&A) expense was up $31.6 million (19 percent) due primarily to the 18 percent increase in U.S. production volumes from core areas of operation.
     (3) Administrative and general expenses were up $5.9 million (nine percent) due to higher costs associated with the Company's growing workforce.
     In 1996, excluding the effect of the sale of the Company's Indonesia interests, Anadarko's costs and expenses increased six percent over 1995 levels. There were several reasons:
     (1) Operating expenses increased $9.5 million (nine percent) due primarily to costs associated with gas gathering operations.

     (2) Administrative and general expenses were up $8.2 million (14 percent) due to higher costs associated with the Company's growing workforce.
     (3) The Company recorded provisions for impairments of international properties of $5.4 million in 1996. (These impairments were offset by the gain on the sale of the Company's Indonesia assets of $19.4 million.) The 1996 impairments reflect costs associated with the review and study of potential exploration projects in China and several other foreign countries that the Company has elected not to pursue. This compares to $2.6 million of provisions for impairment of international and geothermal properties in 1995.

                                INTEREST EXPENSE

                                                               1997       1996       1995
                          millions                            ------     ------     ------
Gross interest expense                                        $ 62.1     $ 56.0     $ 52.6
Capitalized interest                                           (21.1)     (17.0)     (16.2)
                                                              ------     ------     ------
Net interest expense                                          $ 41.0     $ 39.0     $ 36.4
                                                              ------     ------     ------

INTEREST EXPENSE Anadarko's gross interest expense has increased 18 percent over the past three years due primarily to higher levels of borrowings for capital expenditures, including producing property acquisitions. Gross interest expense in 1997 was up 11 percent compared to 1996 primarily due to higher average borrowings in 1997. Gross interest expense in 1996 increased six percent compared to 1995 primarily due to higher average borrowings during 1996. See Liquidity and Long-term Debt.

ANALYSIS OF VOLUMES AND PRICES

                     ANNUAL VOLUMES AND U.S. AVERAGE PRICES

                                                               1997       1996       1995
                                                              ------     ------     ------
NATURAL GAS (BCF)                                              178.7      164.9      171.7
  MMcf/d                                                         490        450        471
  Price per Mcf                                               $ 2.30     $ 2.13     $ 1.42
CRUDE OIL AND CONDENSATE (MBBLS)                               9,083      6,702      7,435
  MBbls/d                                                         25         18         20
  Price per barrel                                            $18.03     $20.21     $16.52
NATURAL GAS LIQUIDS (MBBLS)                                    5,467      3,514      3,580
  MBbls/d                                                         15         10         10
  Price per barrel                                            $14.64     $16.86     $12.81

---------------

Bcf -- billion cubic feet
MMcf/d -- million cubic feet per day
Mcf -- thousand cubic feet
MBbls -- thousand barrels
MBbls/d -- thousand barrels per day

NATURAL GAS Anadarko's natural gas production volumes increased eight percent in 1997 compared to 1996, primarily due to increased drilling activity in core U.S. onshore and offshore areas of operation. Anadarko's natural gas volumes in 1996 decreased four percent compared to 1995 production primarily due to sales of producing properties in 1995 and natural decline. The Company's average U.S. wellhead gas price in 1997 was up eight percent from 1996. Anadarko's average U.S. wellhead gas price in 1996 had increased 50 percent from 1995.

     Natural gas markets were extremely volatile in 1997, with the Company's average monthly price fluctuating from a low of $1.61 per Mcf in March 1997 to a high of $3.84 per Mcf in January 1997. Prices for natural gas weakened significantly in late 1997 due to a lack of cold weather in major population centers in the northeast. Natural gas markets were also extremely volatile in 1996, with the Company's average monthly price fluctuating from a low of $1.66 per Mcf in September 1996 to a high of $3.49 per Mcf in December 1996. Anadarko employs marketing strategies to help manage production and sales volumes and mitigate the effect of the price volatility that is likely to continue. See Marketing Strategies -- Use of Derivatives.

             QUARTERLY NATURAL GAS VOLUMES AND U.S. AVERAGE PRICES

                                                                1997      1996      1995
                                                                -----     -----     -----
FIRST QUARTER
  Bcf                                                            42.3      43.7      41.3
  MMcf/d                                                          470       480       459
  Price per Mcf                                                 $2.66     $1.96     $1.30
SECOND QUARTER
  Bcf                                                            43.8      40.4      43.5
  MMcf/d                                                          481       444       479
  Price per Mcf                                                 $1.85     $2.04     $1.46
THIRD QUARTER
  Bcf                                                            45.4      39.8      42.3
  MMcf/d                                                          494       433       460
  Price per Mcf                                                 $2.02     $1.95     $1.27
FOURTH QUARTER
  Bcf                                                            47.2      41.0      44.5
  MMcf/d                                                          513       446       484
  Price per Mcf                                                 $2.67     $2.56     $1.64

CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS Due primarily to increased drilling activity in the Permian Basin and production from the Mahogany Field, Anadarko's crude oil and condensate production in 1997 increased 36 percent from 1996. The 1996 oil and condensate production volumes declined 10 percent compared to 1995, due primarily to property sales in 1994 and 1995 and normal production declines associated with mature oil fields.
     Anadarko's average U.S. crude oil price for 1997 decreased 11 percent compared to 1996. Crude oil prices in 1996 were up 22 percent compared to 1995. Crude oil prices weakened significantly late in 1997 due to several factors, including: lack of cold weather, higher storage inventories and perceptions of the impact of increased quotas from the Organization of Petroleum Exporting Countries (OPEC).
     Generally, the Company's oil production is sold on a monthly basis as it is produced. Production of oil usually is not affected by seasonal swings in demand or in market prices.
     The Company's NGLs sales volumes in 1997 increased 56 percent compared to 1996 primarily due to new and restructured NGLs processing contracts. NGLs production volumes in 1996 decreased two percent compared to 1995 volumes. The 1997 average NGLs price was down 13 percent compared to 1996. By comparison, 1996 NGLs prices were 32 percent higher when compared to 1995.

MARKETING STRATEGIES

NATURAL GAS The U.S. natural gas market has grown significantly throughout the last 10 years and management believes continued growth to be likely. Natural gas prices have been extremely volatile and are expected to continue to be so. Management believes the Company's excellent portfolio of exploration and development prospects should position Anadarko to continue to participate in this growth.
     Anadarko's wholly-owned marketing subsidiary -- Anadarko Energy Services Company (AES) -- is a full-service marketing company offering supply assurance, competitive pricing and services tailored to its customers needs. Most of the Company's gas production is sold through AES. In recent years, the Company has also purchased and sold third-party gas in the Company's market areas.
     AES sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. AES has expanded its marketing capabilities to move larger volumes of gas into and out of the "daily" gas market to take advantage of any price volatility. Included in this strategy is the use of leased natural gas storage facilities and various hedging strategies to better manage price risk associated with natural gas sales. See Use of Derivatives.

CRUDE OIL AND CONDENSATE Currently, all of Anadarko's revenues are derived from domestic production. Presently, the Company's crude oil production is sold on 30-day "evergreen" contracts with prices based on postings plus a premium. Initial production from the Hassi Berkine South (HBNS) Field in Algeria is expected in May 1998. Anadarko has been identifying markets for this new oil production. Oil from the HBNS Field will be lifted by tanker load and sold as Saharan Blend to customers primarily in the Mediterranean area. Saharan Blend is a very light, sweet, low sulfur crude that provides refiners with large quantities of high quality jet and diesel fuel. The first cargo is expected to be lifted in June 1998, with revenues reflected in the Company's second quarter results.

GAS GATHERING SYSTEMS AND PROCESSING PLANTS Anadarko's investment in gas gathering operations allows the Company to better manage its gas production, improve ultimate recovery of reserves, enhance the value of reserves and expand marketing opportunities. The Company has invested about $104 million to build or acquire gas gathering systems over the last five years. Anadarko owns and operates four major gas gathering systems in the Company's core producing areas.
     In March 1996, Anadarko closed on the second of two acquisitions from PanEnergy Corp, formerly Panhandle Eastern Corporation. The purchase price of the two systems was about $35 million. These two gathering systems tripled the Company's overall gas gathering capacity to over 480 MMcf/d and serve about 1,500 wells. Approximately 80 percent of the gas flowing through these systems is from Anadarko-operated wells. During 1997, Anadarko made capital improvements to lower line pressure and increase deliverability from systems in southwest Kansas. A major component of this investment was the installation of rotary screw compressors to help lower line pressures at the wellhead.
     During 1997, the Company shut down its last fully owned and operated gas processing facility. The Company also sold its interests in three other plants during 1997. The Company has elected to have its gas processed by third parties, increasing the Company's net NGLs production volumes. The increased revenues were partially offset by higher operating expenses. At the end of 1997, Anadarko did not have any barrels of NGLs in inventory compared to 4,600 barrels of NGLs at the end of 1996.

USE OF DERIVATIVES Anadarko produces, purchases and sells natural gas, crude oil, and NGLs. As a result, Anadarko's financial results can be significantly affected by changes in these commodity prices. Anadarko uses derivative financial instruments to hedge the Company's exposure to changes in the market price of natural gas and crude oil, to provide methods to fix the price for natural gas independently of the physical purchase or sale and to manage interest rates. Commodity financial instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. While commodity financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the commodity financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses are recognized in revenues for the periods to which the commodity financial instruments relate. Anadarko's commodity financial instruments currently are comprised of futures, swaps and options contracts. See Notes 1 and 6 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
     While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at December 31, 1997 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis the Company evaluates the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a ten percent adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at December 31, 1997 does not have a material adverse effect on the financial position or results of operations of the Company.
     The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's interest rate swap agreement. Based upon an analysis utilizing the actual interest rate in effect as of December 1997 and assuming a ten percent increase in interest rates, the potential decrease in the fair value of the derivative interest swap instrument at December 31, 1997 does not have a material effect on the financial position or results of operations of the Company.

OPERATING RESULTS

DRILLING ACTIVITY During 1997, Anadarko participated in a total of 646 gross wells, including 401 oil wells, 182 gas wells and 63 dry holes. This compares to 283 gross wells (166 oil wells, 65 gas wells and 52 dry holes) in 1996 and 258 wells (114 oil wells, 98 gas wells and 46 dry holes) in 1995. Despite the significant increase in drilling activity, the Company's success rate in exploratory and development drilling increased, demonstrating the high-quality of Anadarko's core property areas.
     During 1997, the Company made several significant well completions in its exploration and development drilling program which are discussed in the narrative descriptions on pages 8 through 20 of the 1997 Annual Report to Stockholders, incorporated herein by reference, and Properties and Activities under Item 1 of this Form 10-K.

                           DRILLING PROGRAM ACTIVITY

                                                               GAS      OIL     DRY     TOTAL
                                                              -----    -----    ----    -----
1997 EXPLORATORY
  Gross                                                           3       14       9       26
  Net                                                           2.0      7.9     5.1     15.0
1997 DEVELOPMENT
  Gross                                                         179      387      54      620
  Net                                                         149.6    284.9    50.9    485.4
1996 EXPLORATORY
  Gross                                                           7        8      11       26
  Net                                                           4.9      3.4     6.3     14.6
1996 DEVELOPMENT
  Gross                                                          58      158      41      257
  Net                                                          38.3    125.2    37.9    201.4

---------------

Gross: total wells in which there was participation.
Net: working interest ownership.

RESERVE REPLACEMENT Drilling activity is not the best measure of success for an exploration and production company. Anadarko focuses on growth and profitability. Reserve replacement is the key to growth and future profitability depends on the cost of finding oil and gas reserves. The Company believes its performance in both areas is excellent. For the 16th consecutive year, Anadarko more than replaced annual production volumes with proved reserves of natural gas, crude oil, condensate and NGLs, stated on an energy equivalent barrel (EEB) basis.
     During 1997, Anadarko's worldwide reserve replacement was 341 percent of total production, or 44.3 million energy equivalent barrels (EEBs). The Company's worldwide reserve replacement in 1996 was 299 percent of total production, which was 37.7 million EEBs. The Company's worldwide reserve replacement in 1995 was 226 percent of total production. Over the last five years, the Company's annual reserve replacement has averaged 270 percent of annual production volumes.
     Anadarko continues to increase its energy reserves in the U.S. while the nation's energy reserves are steadily declining. In 1997, the Company replaced 206 percent of its U.S. production volumes with U.S. reserves. This compares to a reserve replacement of 215 percent of production volumes in 1996. The Company's U.S. reserve replacement for the five-year period 1993-97 was 183 percent of U.S. production. By comparison, the most recent published U.S. industry average (1992-96) was 92 percent. (Source: Department of Energy) Anadarko's U.S. reserve replacement performance for the same period 1992-96 was 183 percent of production. Industry data for 1997 are not yet available.

COST OF FINDING Cost of finding results in any one year can be misleading due to the long lead times associated with exploration and development. A better measure of cost of finding performance is over a five-year period. Anadarko has consistently outperformed the industry in average finding costs. For the period 1993-97, Anadarko's U.S. cost of finding was $3.88 per EEB. Anadarko's worldwide finding cost for the same five-year period was $3.28 per EEB. Industry data for 1997 are not yet available. For comparison purposes, the most recent published five-year average (1992-96) for the industry shows U.S. average cost of finding was $4.67 per EEB and worldwide cost of finding was $4.81 per EEB. (Source:
Arthur Andersen, SC) For the same period, Anadarko's U.S. finding cost was $3.78 per EEB and worldwide finding cost was $3.25 per EEB. The Company's low worldwide finding costs are due to the success of the Company's exploration programs.
     For 1997, Anadarko's worldwide finding cost for proved reserves was $4.28 per EEB compared to $2.76 per EEB in 1996 and $2.74 per EEB in 1995. Anadarko's U.S. finding cost for 1997 was $4.79 per EEB compared to $3.23 per EEB in 1996 and $4.26 per EEB in 1995.

PROVED RESERVES At the end of 1997, Anadarko's proved reserves were 708.0 million EEBs compared to 601.3 million EEBs at year-end 1996 and 526.3 million EEBs at year-end 1995. Reserves increased by 18 percent in 1997 compared to 1996 primarily due to exploration and development drilling in both the U.S. and overseas, as well as improved recovery in the U.S. Anadarko's proved reserves have grown by 35 percent over the past three years, primarily as a result of successful exploration projects in Algeria, the Gulf of Mexico and Alaska, as well as successful exploitation and development drilling programs in major domestic fields in core areas onshore and offshore.
     The Company's proved natural gas reserves at year-end 1997 were 1.73 trillion cubic feet (Tcf) compared to 1.82 Tcf at year-end 1996 and 1.84 Tcf at year-end 1995. Anadarko's proved U.S. gas reserves have declined six percent since year-end 1995. Anadarko's crude oil, condensate and NGLs reserves at year-end 1997 increased 41 percent to 419.7 million barrels (MMBbls) compared to
297.8 MMBbls at year-end 1996 and 219.2 MMBbls at year-end 1995. Crude oil reserves have nearly doubled over the last three years primarily due to large discoveries in Algeria, the Gulf of Mexico and Alaska. Crude oil, condensate and NGLs reserves now comprise 59 percent of the Company's proved reserves compared to about 50 percent at year-end 1996 and 42 percent at year-end 1995. Creating balance between crude oil reserves and natural gas reserves is a key strategy for the Company.
     The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geologic and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
     At December 31, 1997, the present value (discounted at 10 percent) of future net revenues from Anadarko's proved reserves was $3.0 billion, before income taxes, and was $2.0 billion, after income taxes, (stated in accordance with the regulations of the Securities and Exchange Commission and Financial Accounting Standards Board). The 1997 estimated present value of future net revenues, after income taxes, decreased 41 percent compared to 1996 primarily due to decreases in commodity prices for oil and gas at year-end 1997 and partially offset by additions of proved reserves related to successful drilling worldwide. Further declines in commodity prices could negatively impact the carrying value of the Company's oil and gas properties. See Supplemental Information on Oil and Gas Exploration and Production Activities in the Consolidated Financial Statements under Item 8 of this Form 10-K.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

ACQUISITIONS AND DIVESTITURES

     Several years ago, the Company embarked on an asset management program to sell "non-core" properties and invest the proceeds into core operating areas around the world in order to focus financial resources and personnel on the Company's core areas of operation. Over the past three years, the Company has sold properties, either as a strategic exit or by asset rationalization in existing core areas, with proceeds totaling $114 million. Reserves associated with these sales and trades are 31.6 million EEBs. During the same time period, Anadarko has acquired through purchases and trades 18.9 million EEBs of proved reserves for $62.3 million.
     During 1997, Anadarko sold reserves of about one million EEBs in several transactions with sales proceeds totaling $6.2 million. The largest component was the sale of the Company's Norden Ltd. Partnership in late 1997 for $5.8 million. In 1997, acquisitions of producing properties totaled $31.0 million and
8.0 million EEBs. The largest acquisition was a package of properties in the West Panhandle Field of Texas for $18.5 million, which accounted for 4.2 million EEBs of proved reserves. This purchase provides the Company producing properties with significant development potential as well as settling a disputed claim on revenues.
     During 1996, Anadarko sold reserves of 18.7 million EEBs, of which 17.7 million EEBs were attributed to the Company's interests in Indonesia. Total proceeds from divestitures in 1996 amounted to $41 million. In 1996, acquisitions of producing properties totaled $5.3 million and 1.1 million EEBs. The largest acquisition was a package of properties in the Oklahoma panhandle portion of the Hugoton Embayment.
     Total 1995 proceeds from divestitures were $66.6 million, which included assets in north Texas and the Permian Basin of southeast New Mexico and west Texas. Reserves sold equaled 11.9 million EEBs. The largest sale in 1995 was the Company's interest in 25 "non-strategic" fields to other operators for $56.8 million. In 1995, Anadarko acquired 9.8 million EEBs of reserves at a cost of $26 million. The largest acquisition was a package of properties in west Texas purchased from Shell Western E&P. The Company also purchased for $9.5 million a water supply system in west Texas which reduced operating costs and enabled expansions of several important waterflood projects.

RECENT DEVELOPMENTS

     In March 1998, Anadarko announced plans to acquire certain producing properties and related assets from OXY USA, Inc. in a transaction valued at about $120 million. The properties are located in the Anadarko Basin of central Oklahoma, which has been a core operating area of the Company for nearly 40 years.
     Under the terms of the agreement, Anadarko will purchase working interests in five oil and gas fields covering 37,000 acres with 370 production and injection wells. Current net production from the fields is about 2.6 MBbls/d and
5.4 MMcf/d of gas. The acquisition also includes an interest in a 120 mile, eight-inch diameter pipeline that delivers carbon dioxide to the fields. Anadarko estimates that the properties contain proved reserves of about 20 million EEBs. The transaction is expected to close by April 1998. The purchase will be funded as part of the 1998 capital spending program.

PRODUCING PROPERTIES AND LEASES

     The Company owns 2,561 net producing oil wells and 1,973 net producing gas wells worldwide. The following schedule shows the number of developed and undeveloped acres in which Anadarko held interests at December 31, 1997.

                                    ACREAGE

                                           DEVELOPED          UNDEVELOPED            TOTAL
                                        ---------------     ---------------     ---------------
                                        GROSS      NET      GROSS      NET      GROSS      NET
              thousands                 -----     -----     -----     -----     -----     -----
United States
  Onshore                               1,035       790     1,286       523     2,321     1,313
  Offshore                                187        54       437       235       624       289
                                        -----     -----     -----     -----     -----     -----
Total                                   1,222       844     1,723       758     2,945     1,602
                                        -----     -----     -----     -----     -----     -----
Algeria                                    --        --     5,292     2,324     5,292     2,324
Eritrea                                    --        --     9,000     6,300     9,000     6,300
Jordan                                     --        --     4,200     2,100     4,200     2,100
Peru                                       --        --     2,557     2,557     2,557     2,557
North Atlantic Margin                      --        --     1,274       377     1,274       377
Tunisia                                    --        --       384        96       384        96
China                                      --        --     2,100     1,050     2,100     1,050

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

ADDITIONAL FACTORS AFFECTING BUSINESS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, contributions from Algerian properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-K and in the Company's other public filings, press releases and discussions with Company management, including:

COMMODITY PRICING AND DEMAND Crude oil prices continue to be affected by political developments worldwide, pricing decisions and production quotas of OPEC and the volatile trading patterns in the commodity futures markets. Natural gas prices also continue to be highly volatile. In periods of sharply lower commodity prices, the Company may curtail production and capital spending projects, as well as delay or defer drilling wells in certain areas because of lower cash flows. Changes in crude oil and natural gas prices can impact the Company's determination of proved reserves and the Company's calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand in the United States and worldwide may affect the Company's level of production.

EXPLORATION AND OPERATING RISKS The Company's business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering and fire, each of which could result in damage to or destruction of oil and gas wells or formations or production facilities and other property and injury to persons. As protection against financial loss resulting from these operating hazards, the Company maintains insurance coverage, including certain physical damage, employer's liability, comprehensive general liability and worker's compensation insurance. Although Anadarko is not fully insured against all risks in its business, the Company believes that the coverage it maintains is customary for companies engaged in similar operations. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

DEVELOPMENT RISKS The Company is increasingly involved in large development projects. Key factors that may affect the timing and outcome of such projects include: project approvals by joint venture partners; timely issuance of permits and licenses by host country governmental agencies; manufacturing and delivery schedules of critical equipment; and commercial arrangements for pipelines and related equipment to transport and market hydrocarbons. In large development projects, these uncertainties are usually resolved, but delays and differences between estimated timing and actual timing of critical events are commonplace and may, therefore, affect the forward-looking statements related to large development projects.

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

COMPETITION The oil and gas business is highly competitive in the search for and acquisition of reserves and in the gathering and marketing of oil and gas production. The Company's competitors include the major oil companies, independent oil and gas concerns, individual producers, gas marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. Competition for drilling rigs is keen. Over the last three years, the Company experienced increases in drilling rig rental rates due to the tight rig market around the world.

YEAR 2000 Anadarko has assessed the impact of the year 2000 on its computer systems and applications and has developed a plan to ensure that all information systems will handle the millennium date change. As of year-end 1997, about 80 percent of Anadarko's information systems were already year 2000 compliant and an additional 19 percent will be year 2000 compliant by the end of 1998. There were no significant expenditures in 1997 for the year 2000 conversion. The Company does not expect any incremental expenditures to complete the year 2000 conversion to be significant. The Company is in the process of initiating formal communications with its significant suppliers and large customers to determine the extent to which the Company's operations may be potentially vulnerable to those third parties' failure to prepare for the year 2000 change.

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 (NGPA) allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration. In 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. FERC's 1993 order was appealed. In 1996, the D.C. Circuit issued a decision which requires refunds with respect to production since October 1983.
     For a description of the court proceedings that have occurred, additional action taken by FERC and litigation filed by the Company as a result of the D.C. Circuit 1996 decision, see information appearing under Kansas Ad Valorem Tax under Item 3 of this Form 10-K.

CAPITAL EXPENDITURES, LIQUIDITY AND LONG-TERM DEBT

                              CAPITAL EXPENDITURES

                                                               1997      1996      1995
                          millions                            ------    ------    ------
Exploration                                                   $184.8    $141.8    $ 97.9
Development                                                    346.4     148.9      96.8
Acquisitions of producing properties                            31.0       5.3      26.0
Gathering and other                                             36.0      64.0      52.4
Interest and overhead                                           88.0      67.2      58.1
                                                              ------    ------    ------
Total                                                         $686.2    $427.2    $331.2
                                                              ------    ------    ------

CAPITAL EXPENDITURES Anadarko's total capital spending in 1997 was $686 million, an increase of 61 percent over 1996 capital spending of $427 million and more than double 1995 capital spending of $331 million. Anadarko's record capital investment program in 1997 reflects increased activities in all core areas of operation during the year. The largest categories of capital spending in 1997, 1996 and 1995 were for exploration and development activities in the U.S. and overseas. The Company funded its capital investment program in 1997, 1996 and 1995 primarily through cash flow, plus increases in long-term debt and proceeds from property sales.
     Capital spending for 1998 has been set at about $790 million, an increase of 15 percent over 1997 and the highest anticipated spending level in Company history. The higher capital budget is driven by increased opportunities in both U.S. and international exploration and development drilling programs. The 1998 budget includes $198 million for exploration, $448 million for development and acquisitions of producing properties, $41 million for gathering and other, and $103 million for capitalized interest and overhead.
     The Company believes cash flows, including proceeds from divestitures, issuances of additional debt or securities, and existing credit facilities will be sufficient to meet capital and operating requirements, including any contingencies, during 1998.

LIQUIDITY AND LONG-TERM DEBT At year-end 1997, Anadarko's total debt was $956 million. This compares to year-end 1996 total debt of $731 million. Anadarko's total debt has increased primarily because of capital requirements related to development operations in Algeria and Alaska.
     In January 1997, the Company entered into a sale-leaseback agreement for $88.3 million (net) involving 145 natural gas compressors in Anadarko's major mid-continent gathering systems. The transaction monetized Company assets and took advantage of low interest rates. Proceeds from the transaction were used for general corporate purposes.
     In January 1998, Anadarko issued $100 million principal amount of 6.625% Debentures due 2028. The money will be used to fund capital spending projects in core operating areas.
     In November 1997, the Company issued $100 million principal amount of 7% Debentures due 2027. Net proceeds from the offering were used to repay floating interest rate debt.
     In July 1997, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $300 million in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offering. Anadarko has used similar shelf registration statements since 1989 to provide added flexibility in financing strategies. As of January 31, 1998, $200 million principal amount of securities had been issued under the shelf registration.
     In June 1997, the Company's Revolving Credit Agreement and 364-Day Credit Agreement were amended. The Agreements were amended as follows: the principal amounts of the Agreements were reduced from $250 million and $150 million, respectively, to $225 million and $125 million, respectively; the number of commercial banks in the group was changed from 11 to eight; and, the expiration dates of the Agreements were extended for one year. During 1996 and 1997, there were no outstanding borrowings under these Agreements.

     During 1996, Anadarko offered two "Century Bonds". In September 1996, the Company issued $100 million principal amount of 7.73% Debentures due 2096. Each Debenture holder has the one-time right to have the Company purchase on September 15, 2026, all or a portion of, the Debentures at a purchase price equal to par plus accrued and unpaid interest. In November 1996, the Company issued $100 million principal amount of 7 1/4% Debentures due November 15, 2096.
     During 1996, Anadarko entered into a 10-year swap agreement with a notional value of $100 million whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to 3-month LIBOR. This agreement was entered into to offset a portion of the effect of the Company's fixed-rate long-term debt financed in 1996.
     Anadarko's net cash from operating activities in 1997 was up 15 percent to $362 million compared to $315 million in 1996 and $248 million in 1995.

CHANGES IN ACCOUNTING PRINCIPLES

COMPREHENSIVE INCOME Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Anadarko does not expect the adoption of SFAS No. 130 to have any effect on the Company's reported consolidated net income.

SEGMENT REPORTING SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in annual financial statements and requires certain information about operating segments in interim financial statements. The Company plans to adopt SFAS No. 131 for the year ended December 31, 1998.

DIVIDENDS

     In 1997, Anadarko paid $17.9 million in dividends to its common stockholders (7.5 cents per share per quarter). The dividend amount was $17.8 million in 1996 (7.5 cents per share per quarter) and $17.7 million in 1995 (7.5 cents per share per quarter). Anadarko has paid a dividend continuously since becoming an independent company in 1986.
     The Revolving Credit Agreement and the 364-Day Credit Agreement require a minimum balance of $650 million to be maintained in retained earnings. As a result, the amount of retained earnings available for dividends as of December 31, 1997 was $466.8 million. The amount of future dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ANADARKO PETROLEUM CORPORATION
                                     INDEX
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
Report of Management                                           35
Independent Auditors' Report                                   36
Statement of Income, Three Years Ended December 31, 1997       37
Balance Sheet, December 31, 1997 and 1996                      38
Statement of Stockholders' Equity, Three Years Ended
  December 31, 1997                                            39
Statement of Cash Flows, Three Years Ended December 31, 1997   40
Notes to Consolidated Financial Statements                     41
Supplemental Quarterly Information                             60
Supplemental Information on Oil and Gas Exploration and
  Production Activities                                        61

                         ANADARKO PETROLEUM CORPORATION
                              REPORT OF MANAGEMENT

     The management of Anadarko Petroleum Corporation is responsible for the preparation and integrity of all information contained in the accompanying consolidated financial statements. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates.
     Management maintains and relies on the Company's system of internal accounting controls. Although no system can ensure elimination of all errors and irregularities, this system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records are reliable as a basis for the preparation of financial statements. This system includes the selection and training of qualified personnel, an organizational structure providing appropriate delegation of authority and division of responsibility, the establishment of accounting and business policies for the Company and the conduct of internal audits.
     The Board of Directors pursues its responsibility for the consolidated financial information through its Audit Committee, which is composed solely of directors who are not officers or employees of Anadarko. The Audit Committee recommends to the Board of Directors the selection of independent auditors and reviews their fee arrangements. The Audit Committee meets periodically with management, the internal auditors and the independent auditors to review that each is carrying out its responsibilities. The internal and independent auditors have full and free access to the Audit Committee to discuss auditing and financial reporting matters.
     We believe that Anadarko's policies and procedures, including its system of internal accounting controls, provide reasonable assurance that the financial statements are prepared in accordance with the applicable securities laws.

/s/ ROBERT J. ALLISON

Robert J. Allison, Jr.
Chairman, President and
Chief Executive Officer

/s/ MICHAEL E. ROSE

Michael E. Rose
Senior Vice President and
Chief Financial Officer

                         ANADARKO PETROLEUM CORPORATION
                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 Form 10-K Annual Report. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Houston, Texas
January 29, 1998

                         ANADARKO PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                  YEARS ENDED DECEMBER 31                       1997        1996        1995
                  -----------------------                     --------    --------    --------
                                                                 thousands except per share
                                                                          amounts
REVENUES
Gas sales                                                     $417,973    $362,599    $259,849
Oil and condensate sales                                       168,591     139,936     125,980
Natural gas liquids and other                                   86,637      66,493      48,185
                                                              --------    --------    --------
Total                                                          673,201     569,028     434,014
                                                              --------    --------    --------
COSTS AND EXPENSES
Operating expenses Note 10                                     154,657     115,308     105,829
Administrative and general                                      73,569      67,673      59,477
Depreciation, depletion and amortization                       198,821     167,183     164,742
Other taxes Note 11                                             42,774      37,205      36,892
(Gains) and impairments related to international and
  geothermal properties, net Notes 2 and 5                          --     (13,986)      2,600
                                                              --------    --------    --------
Total                                                          469,821     373,383     369,540
                                                              --------    --------    --------
Operating Income                                               203,380     195,645      64,474
OTHER INCOME AND (EXPENSES)
Other income                                                     1,938       1,118       1,150
Interest expense Notes 5 and 6                                 (40,959)    (38,973)    (36,358)
                                                              --------    --------    --------
Income before Income Taxes                                     164,359     157,790      29,266
INCOME TAXES Note 12                                            57,041      57,070       8,231
                                                              --------    --------    --------
NET INCOME                                                    $107,318    $100,720    $ 21,035
                                                              --------    --------    --------
PER COMMON SHARE
Net income - basic Notes 1 and 7                              $   1.80    $   1.70    $   0.36
Net income - diluted Notes 1 and 7                            $   1.78    $   1.69    $   0.36
Dividends Note 7                                              $   0.30    $   0.30    $   0.30

AVERAGE NUMBER OF SHARES OUTSTANDING Note 7                     59,717      59,247      58,935
                                                              --------    --------    --------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET

                        DECEMBER 31                              1997         1996
                        -----------                           ----------   ----------
                                                                     thousands
ASSETS
CURRENT ASSETS
Cash and cash equivalents Note 3                              $    8,907   $   14,601
Accounts receivable                                              177,157      226,824
Inventories Note 4                                                28,564       24,540
Prepaid expenses                                                   4,366        3,843
                                                              ----------   ----------
Total                                                            218,994      269,808
                                                              ----------   ----------
PROPERTIES AND EQUIPMENT
Original cost                                                  4,669,251    4,036,165
Less accumulated depreciation, depletion and amortization      1,914,472    1,738,709
                                                              ----------   ----------
Net properties and equipment -- based on the full cost
  method of
  accounting for oil and gas properties Note 5                 2,754,779    2,297,456
                                                              ----------   ----------
DEFERRED CHARGES                                                  18,692       16,766
                                                              ----------   ----------
                                                              $2,992,465   $2,584,030
                                                              ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable
  Trade and other                                             $  202,822   $  244,219
  Banks                                                           22,102       17,995
Accrued expenses
  Interest                                                        13,607       12,812
  Taxes and other                                                 13,799       10,227
                                                              ----------   ----------
Total                                                            252,330      285,253
                                                              ----------   ----------
LONG-TERM DEBT Note 6                                            955,733      731,049
                                                              ----------   ----------
DEFERRED CREDITS
Deferred income taxes Note 12                                    546,792      498,973
Other Notes 6 and 7                                              120,830       54,675
                                                              ----------   ----------
Total                                                            667,622      553,648
                                                              ----------   ----------
STOCKHOLDERS' EQUITY
Common stock, par value $0.10
  (200,000,000 shares authorized, 60,885,994 and 60,525,699
     shares
  issued as of December 31, 1997 and 1996, respectively)           6,134        6,098
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no shares issued as of
  December 31, 1997 and 1996)                                         --           --
Paid-in capital                                                  353,125      335,848
Retained earnings (as of December 31, 1997, $466,780,000 was not
  restricted as to the payment of dividends)                     828,787      739,395
Deferred compensation                                            (11,203)      (3,444)
Executives and Directors Benefits Trust, at market value
  (1,000,000 shares as of December 31, 1997 and 1996)            (60,063)     (63,813)
Treasury stock (70 shares as of December 31, 1996)                    --           (4)
                                                              ----------   ----------
Total                                                          1,116,780    1,014,080
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES Notes 9, 13, 14 and 15                  --           --
                                                              ----------   ----------
                                                              $2,992,465   $2,584,030
                                                              ----------   ----------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31                     1997           1996          1995
               -----------------------                  ----------     ----------     --------
                                                                      thousands
COMMON STOCK
Balance at beginning of year                            $    6,098     $    6,047     $  5,931
Common stock issued                                             36             51          116
                                                        ----------     ----------     --------
Balance at end of year                                       6,134          6,098        6,047
                                                        ----------     ----------     --------
PAID-IN CAPITAL
Balance at beginning of year                               335,848        304,125      243,976
Common stock issued                                         21,027         22,035        6,124
Issuance of stock and revaluation to market for
  Executives and Directors Benefits Trust                   (3,750)         9,688       54,025
                                                        ----------     ----------     --------
Balance at end of year                                     353,125        335,848      304,125
                                                        ----------     ----------     --------
RETAINED EARNINGS
Balance at beginning of year                               739,395        656,455      653,112
Net income                                                 107,318        100,720       21,035
                                                        ----------     ----------     --------
                                                           846,713        757,175      674,147
Dividends paid                                             (17,926)       (17,780)     (17,692)
                                                        ----------     ----------     --------
Balance at end of year                                     828,787        739,395      656,455
                                                        ----------     ----------     --------
DEFERRED COMPENSATION
Balance at beginning of year                                (3,444)        (2,808)      (3,420)
Issuance of restricted stock                               (10,065)        (2,463)      (1,106)
Amortization of restricted stock                             2,306          1,827        1,718
                                                        ----------     ----------     --------
Balance at end of year                                     (11,203)        (3,444)      (2,808)
                                                        ----------     ----------     --------
EXECUTIVES AND DIRECTORS BENEFITS TRUST
Balance at beginning of year                               (63,813)       (54,125)          --
Issuance of stock                                               --             --      (42,375)
Revaluation to market                                        3,750         (9,688)     (11,750)
                                                        ----------     ----------     --------
Balance at end of year                                     (60,063)       (63,813)     (54,125)
                                                        ----------     ----------     --------
TREASURY STOCK
Balance at beginning of year                                    (4)            --           --
Purchase of treasury stock                                    (802)          (693)        (427)
Issuance of treasury stock                                     806            689          427
                                                        ----------     ----------     --------
Balance at end of year                                          --             (4)          --
                                                        ----------     ----------     --------
STOCKHOLDERS' EQUITY Note 7                             $1,116,780     $1,014,080     $909,694
                                                        ----------     ----------     --------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                YEARS ENDED DECEMBER 31                     1997         1996         1995
                -----------------------                   ---------    ---------    ---------
                                                                       thousands
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                $ 107,318    $ 100,720    $  21,035
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                  198,821      167,183      164,742
  Amortization of restricted stock                            2,306        1,827        1,718
  Deferred income taxes                                      48,276       54,231       11,544
  Provisions for impairments of international and
     geothermal properties                                       --        5,400        2,600
                                                          ---------    ---------    ---------
                                                            356,721      329,361      201,639
(Increase) decrease in accounts receivable                   49,667      (98,881)     (12,762)
Increase in inventories                                      (4,024)      (9,681)      (1,439)
Increase (decrease) in accounts payable -- trade and
  other and accrued expenses                                (37,030)      89,634       63,760
Other items -- net                                           (3,377)       4,108       (2,902)
                                                          ---------    ---------    ---------
Net cash provided by operating activities                   361,957      314,541      248,296
                                                          ---------    ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
Additions to properties and equipment                      (686,232)    (427,234)    (331,214)
Proceeds from the sale of assets to be leased, net           88,325           --           --
Sales and retirements of properties and equipment             8,389       46,178       62,847
                                                          ---------    ---------    ---------
Net cash used in investing activities                      (589,518)    (381,056)    (268,367)
                                                          ---------    ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES
Additions to debt                                           224,684      200,000      205,100
Retirements of debt                                              --     (142,959)    (160,373)
Increase (decrease) in accounts payable, banks                4,107        5,146       (1,438)
Dividends paid                                              (17,926)     (17,780)     (17,692)
Issuance of common stock                                     10,998       19,623        5,034
Issuance of treasury stock                                      806          689          427
Purchase of treasury stock                                     (802)        (693)        (427)
                                                          ---------    ---------    ---------
Net cash provided by financing activities                   221,867       64,026       30,631
                                                          ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (5,694)      (2,489)      10,560
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               14,601       17,090        6,530
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $   8,907    $  14,601    $  17,090
                                                          ---------    ---------    ---------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  SUMMARY OF ACCOUNTING POLICIES

GENERAL Anadarko Petroleum Corporation is engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are: Anadarko Algeria Corporation (Anadarko Algeria), Anadarko Energy Services Company and Anadarko Gathering Company.

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES The consolidated financial statements include the accounts of Anadarko and its subsidiaries. All significant intercompany transactions have been eliminated. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. Certain amounts for prior years have been restated to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

REVENUES Natural gas and NGLs revenues generally are recorded using the sales method, whereby the Company recognizes revenues based on the amount of gas and NGLs sold to purchasers on its behalf. Oil and condensate revenues are recorded using the sales method, which approximates the entitlements method.

USE OF DERIVATIVES Anadarko uses derivative financial instruments to reduce the Company's exposure to changes in the market price of natural gas and crude oil, to fix the price for natural gas and crude oil independently of the physical purchase or sale, and to manage interest rates. Commodity financial instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. The types of commodity derivative financial instruments currently used by Anadarko are futures, swaps and options.
     Anadarko utilizes the hedge or deferral method of accounting for commodity derivative financial instruments (with the exception of certain written options) whereby gains and losses on these hedging instruments are realized and recorded as revenues on the income statement when the related natural gas or oil production has been produced, purchased or delivered. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized prices of natural gas and crude oil. Unrealized gains and losses on these hedging instruments are deferred and recorded as assets or liabilities on the balance sheet at fair market value as of the balance sheet date. The unrealized gains and losses include derivatives related to January activities deferred as of December 31 and exclude certain written options recognized during the year. All volumes shown exclude January hedges not open and written options recognized. To qualify as hedging instruments, these instruments must be highly correlated to anticipated future sales such that the Company's exposure to the risks of commodity price changes is reduced. While commodity financial instruments are intended to reduce the Company's exposure to declines in market prices of natural gas and crude oil, the commodity financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil.
     Written options that are not combined with other offsetting instruments are not classified as hedges. Unrealized losses on these written options, offset by any option premiums received for these written options, are charged to the income statement as a reduction to revenues on a current basis.
     Gains and losses related to the Company's interest rate swap agreement are included in interest expense on a current basis. The swap agreement effectively converts a portion of the Company's fixed interest rate debt to variable interest rate debt. See Note 6.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)
PROPERTIES AND EQUIPMENT The Company uses the full cost method of accounting for exploration and development activities as defined by the United States Securities and Exchange Commission (SEC). Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that can be directly identified with acquisition, exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities.
     The sum of net capitalized costs and estimated future development and dismantlement costs is amortized using the unit-of-production method. Excluded from amounts subject to amortization are costs associated with unevaluated properties and major development projects. On a country-by-country basis, should the net capitalized costs exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be charged to current expense. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved.
     All other properties and equipment are stated at original cost, which does not purport to represent replacement or market values.

ENVIRONMENTAL CONTINGENCIES The Company accrues for environmental contingencies when liabilities are likely to occur and reasonable estimates can be made. These estimates are not discounted. In accordance with full cost accounting rules, the Company provides for environmental clean up costs associated with oil and gas activities as a component of its depreciation, depletion and amortization expense. Recoveries from third parties for environmental liabilities are not recognized unless collection is probable.

INTEREST CAPITALIZED The Company capitalizes interest on borrowed funds related to oil and gas expenditures that are not subject to amortization until completion of evaluation or development activities.

INCOME TAXES The Company files a U.S. consolidated federal income tax return. Deferred federal and state income taxes are provided on all significant temporary differences, except for those essentially permanent in duration, between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS PAYABLE, BANKS This account represents credit balances to the extent that checks issued have not been presented to the Company's banks for payment.

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to the fair market value of Anadarko's common stock on the date of grant. See Note 7.

EARNINGS PER SHARE Effective December 31, 1997, Anadarko adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." In accordance with SFAS No. 128, the Company's basic earnings per share amounts have been computed based on the average number of common shares outstanding. Diluted earnings per share amounts include the effect of the Company's outstanding stock options under the treasury stock method. In accordance with SFAS No. 128, earnings per share and weighted-average shares outstanding have been restated to conform to this statement for all periods presented. See Note 7.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.  DISPOSITION OF FOREIGN SUBSIDIARY

     In September 1996, Anadarko sold its wholly-owned subsidiary, Anadarko Indonesia Company, Jabung. As a result, the Company recorded a gain of $19,385,000 and U.S. income tax expense of $7,040,000 on the sale.

3.  CASH AND CASH EQUIVALENTS

     As of December 31, 1997 and 1996, cash and cash equivalents included $270,000 and $321,000, respectively, held by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust. See Note 7.

4.  INVENTORIES

     Inventories are stated at the lower of average cost or market. Natural gas and NGLs, when sold from inventory, are charged to expense using the average-cost method. The major classes of inventories are as follows:

                                                               1997            1996
                         thousands                            -------         -------
Materials and supplies                                        $27,332         $23,495
Natural gas, stored in inventory                                1,232           1,017
Natural gas liquids, stored in inventory                           --              28
                                                              -------         -------
                                                              $28,564         $24,540
                                                              -------         -------

5.  PROPERTIES AND EQUIPMENT

     A summary of the original cost of properties and equipment by classification follows:

                                                                 1997            1996
                         thousands                            ----------      ----------
Oil and gas properties                                        $4,378,545      $3,750,797
Gathering facilities                                             132,608         132,631
Plant facilities                                                  13,286          17,726
General properties                                               144,812         135,011
                                                              ----------      ----------
                                                              $4,669,251      $4,036,165
                                                              ----------      ----------

     Oil and gas properties are amortized using the unit-of-production method. All other properties are depreciated on the straight-line basis over the useful lives of the assets, which range from three to 25 years.
     Oil and gas properties include costs of $343,789,000 and $254,811,000 at December 31, 1997 and 1996, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. Anadarko excludes all costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All excluded costs are reviewed quarterly to determine if impairment has occurred.
     Properties and equipment includes costs of $404,942,000 and $231,858,000 at December 31, 1997 and 1996, respectively, for the Company's exploration and development activities in Algeria. Depreciation of these assets will begin when production commences.
     During 1996 and 1995, the Company made provisions for impairments of international properties of $5,400,000 and $600,000, respectively, which were related to oil and gas properties. These impairments related to projects that the Company has decided not to pursue in China and various other international locations. During 1995, the Company made a provision for impairment of geothermal properties of $2,000,000.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5.  PROPERTIES AND EQUIPMENT -- (CONTINUED)
     Total interest costs incurred during 1997, 1996 and 1995 were $62,096,000, $55,985,000 and $52,557,000, respectively. Of these amounts, the Company capitalized $21,137,000, $17,012,000 and $16,199,000 during 1997, 1996 and 1995, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The capitalization rates are based on the Company's weighted average cost of borrowings used to finance the expenditures.
     In addition to capitalized interest, the Company also capitalized internal costs of $66,899,000, $50,213,000 and $40,617,000 during 1997, 1996 and 1995, respectively. These internal costs were directly related to acquisition, exploration and development activities and are included as part of the cost of oil and gas properties.

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

                                                                    PRINCIPAL
                                                              ----------------------
                                                                1997          1996
                         thousands                            --------      --------
Commercial Paper*                                             $125,733      $ 31,049
Notes Payable, Banks*                                           30,000            --
8 3/4% Notes due 1998                                          100,000       100,000
8 1/4% Notes due 2001                                          100,000       100,000
6 3/4% Notes due 2003                                          100,000       100,000
5 7/8% Notes due 2003                                          100,000       100,000
7 1/4% Debentures due 2025                                     100,000       100,000
7% Debentures due 2027                                         100,000            --
7.73% Debentures due 2096                                      100,000       100,000
7 1/4% Debentures due 2096                                     100,000       100,000
                                                              --------      --------
                                                              $955,733      $731,049
                                                              --------      --------

---------------

* The average rates in effect at December 31, 1997 and 1996 were 6.04% and 6.30%, respectively, for the Commercial Paper. The average rate in effect at December 31, 1997 was 5.95% for the Notes Payable, Banks.

     Anadarko has noncommitted lines of credit from several banks. The general provisions of these lines of credit provide for Anadarko to borrow funds for terms and rates offered from time to time by the banks. There are no fees associated with these lines of credit.
     The Company has a commercial paper program that allows Anadarko to borrow funds, at rates as offered, by issuing notes to investors for terms of up to 270 days.
     The commercial paper, notes payable to banks and 8 3/4% Notes due 1998 have been classified as long-term debt in accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced," under the terms of Anadarko's Bank Credit Agreements.
     In November 1997, Anadarko issued $100,000,000 principal amount of 7% Debentures due 2027. Net proceeds from the offering were used to repay floating interest rate debt.
     In July 1997, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $300,000,000 in senior and subordinated debt securities and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offering. Anadarko has used similar shelf registration statements since 1989 to provide added flexibility in financing strategies. As of December 31, 1997, $100,000,000 principal amount of securities had been issued under this shelf registration.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)
     In January 1997, the Company entered into a sale-leaseback agreement for $88,300,000 (net) involving 145 natural gas compressors in Anadarko's major mid-continent gathering systems. Proceeds from this transaction were used for general corporate purposes. The gain of $66,600,000 is deferred and will be amortized over the lease term as a reduction to operating expense. As of December 31, 1997, Deferred Credits -- Other includes $57,800,000 related to the long-term portion of the deferred gain.
     In November 1996, Anadarko issued $100,000,000 principal amount of 7 1/4% Debentures due 2096. The Company has a conditional right to shorten the maturity of the Debentures if tax law changes impact the tax deduction for interest on the Debentures. Net proceeds from the offering were used to repay floating interest rate debt.
     In September 1996, Anadarko issued $100,000,000 principal amount of 7.73% Debentures due 2096. Each Debenture holder has the one-time right to have the Company purchase on September 15, 2026, all or a portion of, the Debentures at a purchase price equal to par plus accrued and unpaid interest. Net proceeds from the offering were used to repay floating interest rate debt.
     In March 1995, Anadarko issued $100,000,000 principal amount of 7 1/4% Debentures due 2025. Each Debenture holder has the one-time right to have the Company purchase on March 15, 2000, all or a portion of, the Debentures at a purchase price equal to par plus accrued and unpaid interest. Net proceeds from the offering were used to repay floating interest rate debt.
     In May 1994, the Company entered into a $250,000,000 Revolving Credit Agreement and a $150,000,000 364-Day Credit Agreement with a group of 11 commercial banks. In June 1997, the Agreements were amended as follows: the principal amounts of the Agreements were reduced from $250,000,000 and $150,000,000, respectively, to $225,000,000 and $125,000,000, respectively; the number of commercial banks in the group was changed from eleven to eight; and, the expiration dates of the Agreements were extended for one year. Interest rates are based on either the reference rate, the rate of certificate of deposit, the Eurodollar rate or a combination thereof. The Agreements provide for commitment fees on the unused balances at a rate of 8.5/100 of one percent and 6.5/100 of one percent for the Revolving Credit Agreement and 364-Day Credit Agreement, respectively. The Revolving Credit Agreement will expire in 2002. During 1997 and 1996, there were no outstanding borrowings under these Agreements.
     During 1997 and 1996, the Company had available $20,000,000 in a bank line of credit which was not used. The maximum interest rate for loans against the line was the reference rate of the bank. The line of credit is renewable annually, but may be withdrawn at any time by the bank. In 1997 and 1996, Anadarko maintained an average daily compensating balance of $1,000,000 for this line of credit.
     Total sinking fund and installment payments related to long-term debt for the five years ending December 31, 2002 are shown below. The payments related to the redemption of the commercial paper, notes payable to banks, and the 8 3/4% Notes due 1998 are included in the amounts shown in a manner consistent with the terms for repayment of the Revolving Credit Agreement or the 364-Day Credit Agreement.

                         thousands
1998                                                          $     --
1999                                                                --
2000*                                                          130,733
2001                                                           100,000
2002                                                           225,000

---------------

* Includes the 7 1/4% Debentures due 2025 which are shown because of the Debenture holders' one-time redemption rights in 2000.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)
     The following information discloses the fair value of the Company's financial instruments:

                                                              CARRYING AMOUNT    FAIR VALUE
                         THOUSANDS                            ---------------    ----------
1997
Cash and cash equivalents                                        $  8,907         $  8,907
Long-term debt                                                    955,733          993,858
Commodity derivative financial instruments
  Asset                                                             3,664            3,664
  Liability                                                          (741)            (741)

1996
Cash and cash equivalents                                        $ 14,601         $ 14,601
Long-term debt                                                    731,049          735,799
Commodity derivative financial instruments
  Asset                                                             5,121            5,121
  Liability                                                        (7,515)          (7,515)

CASH AND CASH EQUIVALENTS The carrying amount reported on the balance sheet approximates fair value.

LONG-TERM DEBT The fair value of long-term debt at December 31, 1997 and 1996 is the value the Company would have to pay to retire the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices from Standard & Poor's Bond Guide and, where such quotes were not available, on the average rate in effect at year-end.

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

COMMODITY FUTURES Anadarko generally uses commodity futures contracts to fix the price of gas delivered to Henry Hub or oil delivered to Cushing. Futures contracts have settlement guaranteed by the New York Mercantile Exchange (NYMEX) and have nominal credit risk.
     At year-end 1997, Anadarko had open natural gas futures contracts related to customer and supplier pricing requirements totaling 30 billion British thermal units per day (BBtu/d) related to sales for February through March 1998 and 20 BBtu/d for April through August 1998.
     At year-end 1996, Anadarko had open natural gas futures contracts related to sales totaling 76 BBtu/d related to sales for February through March 1997. The Company had open natural gas futures contracts related to gas owed to pipelines of 15 BBtu/d for April through May 1997. Anadarko had open crude oil futures contracts related to sales of 6 thousand barrels per day (MBbls/d) for February 1997.

COMMODITY SWAPS Anadarko generally uses commodity swap agreements with third-parties to fix the price of gas and oil at its market locations. In addition, Anadarko uses basis swap agreements to fix the price differential between the price of gas at Henry Hub and the price of gas at its market locations. These energy swap agreements expose the Company to third-party credit risk to the extent the third-parties are unable to

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6. LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED) meet their monthly settlement commitment to the Company. The Company monitors the credit standing of the third-parties and anticipates they will be able to fully satisfy their contractual obligations.
     At year-end 1997, Anadarko had open basis swap agreements for the Company's gas sales averaging 30 BBtu/d for 1998 and 1999 which were offset by open basis swap agreements of like amounts for the same periods, thus eliminating the risk to Anadarko from future price changes related to this position. Anadarko had open gas swap agreements for the Company's gas sales averaging 58 BBtu/d for February through March 1998, 8 BBtu/d for April through October 1998, and 20 BBtu/d for January 1999. The Company also had open gas swap agreements related to customer and supplier gas pricing requirements of 56 BBtu/d for February through March 1998, 15 BBtu/d for April through December 1998, and 28 BBtu/d for January through March 1999.
     At year-end 1996, the Company had open gas basis swap agreements related to sales averaging 270 BBtu/d for February through March 1997 and 70 BBtu/d for April through July 1997. In addition, the Company had open gas swaps related to customer and supplier gas pricing requirements of 8 BBtu/d for February through March 1997 and related to gas owed to pipelines of 15 BBtu/d for April through May 1997.

COMMODITY OPTIONS The Company generally uses commodity options to fix a floor and a ceiling for prices (a "collar") on its sales volumes. The Company also has used options to "straddle" a price, effectively setting a price above the then present market price at which the Company is willing to fix its sales price and a price below the then present market price at which the Company is willing to fix its purchase price for third party supply. Like futures, NYMEX options have settlement guaranteed and have nominal credit risk.
     At year-end 1997, Anadarko had open NYMEX options for the Company's gas sales of 1.5 BBtu/d for both puts and calls during April through November 1998 in order to fix a price range on gas sales. Anadarko had open NYMEX gas options for its customers of 10 BBtu/d for puts and 25 BBtu/d for calls for February through March 1998 and 5 BBtu/d for calls for April through July 1998. In addition, the Company had open crude oil options of 1.7 MBbls/d for both puts and calls during February through March 1998.
     At year-end 1996, Anadarko had open NYMEX options for the Company's gas sales of 10 BBtu/d for puts and 16 BBtu/d for calls during February and March 1997 and 30 BBtu/d for both puts and calls during April through July 1997. Anadarko also had open NYMEX gas options for its customers of 30 BBtu/d for puts and 6 BBtu/d for calls for February through March 1997. In addition, the Company had open crude oil options of 5.1 MBbls/d for both puts and calls during February through April 1997.

INTEREST RATE SWAP During 1996, Anadarko entered into a 10-year swap agreement with a notional value of $100,000,000 whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to 3-month LIBOR. This agreement was entered into to offset a portion of the effect of the Company's fixed rate long-term debt financed in 1996.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

7.  STOCK AND STOCK OPTIONS

     Following is a schedule of the changes in the Company's shares of common stock:

                                                               1997      1996      1995
                         thousands                            ------    ------    ------
SHARES OF COMMON STOCK ISSUED
Beginning of year                                             60,526    60,016    58,857
Exercise of stock options                                        149       413        58
Issuance of restricted stock                                     148        39        27
Issuance of shares for employee savings plan                      63        58        74
Issuance of shares for Executives and Directors Benefits
  Trust                                                           --        --     1,000
                                                              ------    ------    ------
End of year                                                   60,886    60,526    60,016
                                                              ------    ------    ------
SHARES OF COMMON STOCK HELD IN TREASURY
Beginning of year                                                 --        --        --
Issuance of shares for employee savings plan                     (13)      (12)       (9)
Purchase of treasury stock                                        13        12        10
Sale of treasury stock                                            --        --        (1)
                                                              ------    ------    ------
End of year                                                       --        --        --
                                                              ------    ------    ------
SHARES OF COMMON STOCK HELD FOR EXECUTIVES AND DIRECTORS
  BENEFITS TRUST
Beginning of year                                              1,000     1,000        --
Purchase of shares                                                --        --     1,000
                                                              ------    ------    ------
End of year                                                    1,000     1,000     1,000
                                                              ------    ------    ------
SHARES OF COMMON STOCK OUTSTANDING AT END OF YEAR             59,886    59,526    59,016
                                                              ------    ------    ------

     In each quarter of 1997, 1996 and 1995, dividends of 7.5 cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $466,780,000, $364,080,000 and $259,694,000 were not restricted as to the payment of dividends at December 31, 1997, 1996 and 1995, respectively.
     During 1997, 1996 and 1995, the Company acquired treasury stock only as a result of stock option exercises, restricted stock transactions or buyback of shares, which were unsolicited from stockholders.
     In May 1995, the Company issued 1,000,000 shares of common stock to the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. These benefit obligations are provided for under pension plans and deferred compensation plans for certain employees and non-employee directors of the Company. The obligations included in Deferred Credits -- Other are $16,288,000 and $13,786,000 as of December 31, 1997 and 1996, respectively. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust receives dividends. Under the treasury stock method, the shares are not included in the calculation of earnings per share. The fair market value of these shares is included in common stock and paid-in capital and as a reduction to stockholders' equity. As of December 31, 1997 and 1996, there were 1,000,000 shares of Anadarko common stock in the Trust. See Note 14.
     Key employees may be granted options to purchase shares of Anadarko common stock and other stock related awards under the 1993 Stock Incentive Plan. Stock options are granted at the fair market value of Anadarko stock on the date of grant and have a maximum term of eleven years from the date of grant.
     In addition, the 1993 Stock Incentive Plan provides that up to 800,000 shares of common stock may be granted as restricted stock. Generally, restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of the restricted stock have all the rights of a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

7.  STOCK AND STOCK OPTIONS -- (CONTINUED)
other distributions paid with respect to such shares. During 1997, 1996 and 1995, the Company issued 148,000, 39,450 and 26,950 shares, respectively, of restricted stock with a weighted-average grant date fair value of $68.12, $63.42 and $41.04, respectively.
     Non-employee Directors are automatically granted non-qualified stock options under the 1988 Stock Option Plan for Non-employee Directors. This plan will terminate in October 1998. Stock options are granted at the fair market value of Anadarko stock on the date of grant and have a maximum term of ten years from the date of grant. The options vest one year from the date of grant.
     The 1987 Stock Option Plan terminated pursuant to its terms in 1997. Some of the option grants made prior to the termination are still outstanding. Outstanding grants will terminate ten years from the date of grant unless exercised earlier.
     In 1996, Anadarko and a key officer of the Company entered into a Performance Share Agreement under the 1993 Stock Incentive Plan. The Agreement provides for issuance of up to 150,000 shares of common stock of the Company at the end of a four or eight-year period contingent upon the Company's achievement of predetermined objectives. During each of the years ended December 31, 1997 and 1996, annual expense of $2,000,000 was recognized under the Agreement. The fair value of the performance shares is not determinable at this time since the shares to be issued are contingent upon the Company's achievement of the objectives.
     Unexercised stock options are included in the diluted earnings per common share using the treasury stock method. Information regarding the Company's stock option plans is summarized below:

                                         1997                 1996                 1995
                                  ------------------   ------------------   ------------------
                                           Weighted-            Weighted-            Weighted-
                                            Average              Average              Average
                                           Exercise             Exercise             Exercise
                                  SHARES     Price     Shares     Price     Shares     Price
      OPTIONS IN THOUSANDS        ------   ---------   ------   ---------   ------   ---------
SHARES UNDER OPTION AT BEGINNING
  OF YEAR                         2,872     $46.08     2,403     $38.13     2,010     $37.13
Granted                             662     $75.80       933     $58.84       491     $41.41
Exercised                          (150)    $34.48      (456)    $30.36       (84)    $31.69
Surrendered or expired               (6)    $57.57        (8)    $44.62       (14)    $47.36
                                  -----                -----                -----
SHARES UNDER OPTION AT END OF
  YEAR                            3,378     $52.40     2,872     $46.08     2,403     $38.13
                                  -----                -----                -----
Options exercisable at December
  31                              2,146     $43.71     1,772     $40.18     1,731     $36.12
                                  -----                -----                -----
Shares available for future
  grant at end of year            1,414                2,222                3,186
                                  -----                -----                -----
Weighted-average fair value of
  options granted during the
  year                                      $26.75               $23.92               $15.36

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

7.  STOCK AND STOCK OPTIONS -- (CONTINUED)
     The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                           --------------------------------------   -----------------------
                                                          WEIGHTED-
                                                           AVERAGE
                                                          REMAINING     WEIGHTED-                 WEIGHTED-
                RANGE OF                     OPTIONS     CONTRACTUAL     AVERAGE      OPTIONS      AVERAGE
                EXERCISE                   OUTSTANDING       LIFE       EXERCISE    EXERCISABLE   EXERCISE
                 PRICES                    AT YEAR END     (YEARS)        PRICE     AT YEAR END     PRICE
                --------                   -----------   -----------    ---------   -----------   ---------
options in thousands
$26.06 - $47.00                               1,414          5.25        $38.33        1,414       $38.33
$47.69 - $54.38                                 856          8.13        $51.57          496       $49.54
$63.63 - $72.63                                 477          8.89        $64.20          236       $63.65
$75.94 - $75.94                                 631          9.84        $75.94           --       $   --
                                              -----          ----        ------        -----       ------
Total                                         3,378          7.17        $49.41        2,146       $43.71
                                              -----          ----        ------        -----       ------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                  1997         1996         1995
                                                                ---------    ---------    ---------
Expected option life - years                                       5.11         6.35         5.65
Risk-free interest rate                                            6.18%        6.13%        5.94%
Dividend yield                                                     0.60%        0.70%        0.82%
Volatility                                                        28.76%       31.47%       30.59%

     SFAS No. 123 "Accounting for Stock-based Compensation" defines a fair value method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. Anadarko has elected to continue the current method of accounting for employee stock compensation plans, which is based upon Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Anadarko stock on the date of grant. If compensation expense for the Company's stock option plans had been determined using the fair-value method in SFAS No. 123, the Company's net income and earnings per share would have been as shown in the pro forma amounts below:

                                                                  1997        1996       1995
   thousands except per share amounts                           --------    --------    -------
Net income                                  As reported         $107,318    $100,720    $21,035
                                              Pro forma         $ 99,928    $ 96,099    $20,577

Basic earnings per share                    As reported         $   1.80    $   1.70    $  0.36
                                              Pro forma         $   1.67    $   1.62    $  0.35

Diluted earnings per share                  As reported         $   1.78    $   1.69    $  0.36
                                              Pro forma         $   1.66    $   1.61    $  0.35

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

7.  STOCK AND STOCK OPTIONS -- (CONTINUED)
     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income related to the unexercised stock options outstanding at year-end.

                                         For the Year Ended              For the Year Ended              For the Year Ended
                                          December 31, 1997               December 31, 1996              December 31, 1995
                                    -----------------------------   -----------------------------   ----------------------------
                                                        Per Share                       Per Share                      Per Share
                                     INCOME    SHARES    Amount      Income    Shares    Amount     Income    Shares    Amount
thousands except per share amounts  --------   ------   ---------   --------   ------   ---------   -------   ------   ---------
BASIC EARNINGS PER SHARE
Income available to common
  stockholders                      $107,318   59,717     $1.80     $100,720   59,247     $1.70     $21,035   58,935     $0.36
                                                          -----                           -----                          -----
Stock options                             --     410                      --     348                     --     196
                                    --------   ------               --------   ------               -------   ------
DILUTED EARNINGS PER SHARE
Income available to common
  stockholders and assumed
  conversion                        $107,318   60,127     $1.78     $100,720   59,595     $1.69     $21,035   59,131     $0.36
                                    --------   ------     -----     --------   ------     -----     -------   ------     -----

8.  STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                               1997       1996       1995
                         thousands                            -------    -------    -------
Interest                                                      $39,617    $36,197    $32,801
Income taxes paid (received)                                  $12,068    $ 8,484    $(3,803)

9.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     During 1989, Anadarko Algeria entered into a Production Sharing Agreement
(PSA) with SONATRACH, the national oil and gas enterprise of Algeria. SONATRACH is the beneficial owner of 10.1 percent of the Company's outstanding common stock. The PSA gives Anadarko Algeria the right to explore for and produce liquid hydrocarbons in Algeria, subject to the sharing of production with SONATRACH. Anadarko Algeria has two partners in the PSA. During 1994, the Company acquired a minority interest in a PSA covering two additional blocks in the same region, which are operated by BHP Petroleum (Algerie) Inc., where an exploration program is already underway. Approximately $438,000, $60,000 and $432,000 was paid to SONATRACH in 1997, 1996 and 1995, respectively, for charges related to reservoir studies, laboratory services, well testing services and equipment usage. During 1997, $7,911,000 was received and $7,129,000 was included in accounts receivable as of December 31, 1997 from SONATRACH for joint interest billings of development costs in Algeria under the PSA. The amounts received from SONATRACH are paid in Algerian dinars, the local currency, which are used by the Company to make payments in Algeria. As of December 31, 1997, Anadarko Algeria's total net investment in Algeria for exploration, development and related activities was $404,942,000, of which approximately $173,084,000 was incurred in 1997.
     In 1996, Anadarko and partners signed a $177-million Engineering, Procurement and Construction (EPC) contract with Brown & Root Condor, a company jointly owned by Brown & Root and affiliates of SONATRACH. For the years ended December 31, 1997 and 1996, approximately $107,049,000 and $21,933,000, respectively, was paid to Brown & Root Condor under the EPC contract.
     Political unrest continues in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees working and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1998 and beyond. However, the situation has not had any

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

9. TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS -- (CONTINUED) material effect on the Company's operations. The Company's activities in Algeria also are subject to the general risks associated with all foreign operations.
     In 1997 and 1996, the Company paid $800,000 and $878,000, respectively, to Petroleum Information/ Dwights LLC and its subsidiaries for production, drilling and seismic data. Also in 1997 and 1996, the Company paid Houston Advanced Research Center (HARC) $20,000 and $50,000, respectively, for seismic imaging projects. John R. Butler, Jr., a director of the Company, serves as Senior Chairman for Petroleum Information/Dwights LLC and Chairman of HARC.
     The Company's natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Canada and Mexico. The majority of the Company's receivables are paid within two months following the month of purchase.
     The Company generally performs a credit analysis of customers prior to making any sales to new customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee.
     In 1997, sales to CoEnergy Trading Co. were $200,368,000, sales to Texaco Trading & Transportation Company were $78,816,000 and sales to Proliance Energy LLC were $75,808,000, each of which accounted for more than ten percent of the Company's total 1997 revenues. In 1996, sales to Texaco Trading & Transportation Company were $64,444,000, which accounted for more than ten percent of the Company's total 1996 revenues. In 1995, sales to Indiana Gas Company Incorporated were $53,130,000 and sales to Texaco Trading & Transportation Company were $53,092,000, each of which accounted for more than ten percent of the Company's total 1995 revenues.

10.  OPERATING EXPENSES

     Operating expenses by category are as follows:

                                                                1997       1996       1995
                         thousands                            --------   --------   --------
Oil and gas                                                   $ 81,018   $ 65,896   $ 68,506
Plant and gathering                                             56,703     34,231     26,119
Gas purchases                                                   14,119     13,073     10,123
Other                                                            2,817      2,108      1,081
                                                              --------   --------   --------
Total                                                         $154,657   $115,308   $105,829
                                                              --------   --------   --------

11.  OTHER TAXES

     Significant taxes other than income taxes are as follows:

                                                                1997       1996       1995
                         thousands                            --------   --------   --------
Production and severance                                      $ 22,092   $ 19,457   $ 16,898
Ad valorem                                                      17,035     14,137     16,624
Payroll and other                                                3,647      3,611      3,370
                                                              --------   --------   --------
Total                                                         $ 42,774   $ 37,205   $ 36,892
                                                              --------   --------   --------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

12.  INCOME TAXES

     Income tax expense, including deferred amounts, is summarized as follows:

                                                                1997       1996      1995
                         thousands                            --------   --------   -------
CURRENT
Federal                                                       $  6,964   $  2,849   $(3,385)
State                                                            1,801        (10)       72
                                                              --------   --------   -------
Total                                                            8,765      2,839    (3,313)
                                                              --------   --------   -------
DEFERRED
Federal                                                         46,816     51,075    11,056
State                                                            1,460      3,156       488
                                                              --------   --------   -------
Total                                                           48,276     54,231    11,544
                                                              --------   --------   -------
Total income taxes                                            $ 57,041   $ 57,070   $ 8,231
                                                              --------   --------   -------

     Total income taxes were different than the amounts computed by applying the statutory income tax rate to Income before Income Taxes. The sources of these differences are as follows:

                                                                1997       1996      1995
                         thousands                            --------   --------   -------
Income before Income Taxes
  Domestic                                                    $179,754   $172,483   $36,663
  Foreign                                                      (15,395)   (14,693)   (7,397)
                                                              --------   --------   -------
Total                                                         $164,359   $157,790   $29,266
                                                              --------   --------   -------
Statutory tax rate                                                  35%        35%       35%
Tax computed at statutory rate                                $ 57,526   $ 55,227   $10,243
Adjustments resulting from:
  State income taxes (net of federal income tax benefit)         2,120      2,045       364
  Oil and gas credits                                           (1,743)      (367)   (1,865)
  Life insurance policies                                         (908)      (238)     (566)
  Other -- net                                                      46        403        55
                                                              --------   --------   -------
Total income taxes                                            $ 57,041   $ 57,070   $ 8,231
                                                              --------   --------   -------
Effective tax rate                                                  35%        36%       28%
                                                              --------   --------   -------

     The tax benefit of compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders' equity. For 1997, 1996 and 1995 the tax benefit amounted to $1,864,000, $5,055,000 and $458,000, respectively.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

12.  INCOME TAXES -- (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 1997 and 1996 are as follows:

                                                                1997       1996
                         thousands                            --------   --------
Oil and gas exploration and development costs                 $609,793   $538,367
Other                                                           18,643     21,567
                                                              --------   --------
Gross deferred tax liabilities                                 628,436    559,934
                                                              --------   --------
Alternative minimum tax credit carryforward                    (28,501)   (29,403)
Other                                                          (53,143)   (31,558)
                                                              --------   --------
Gross deferred tax assets                                      (81,644)   (60,961)
                                                              --------   --------
Net deferred tax liabilities                                  $546,792   $498,973
                                                              --------   --------

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.
     An alternative minimum tax credit carryforward of $28,501,000 at December 31, 1997 is available for future utilization on federal income tax returns. This tax credit carryforward does not expire.

13.  LEASE COMMITMENTS

     The Company has various commitments under non-cancelable operating lease agreements for buildings, facilities and equipment, the majority of which expire at various dates through 2014. The leases are expected to be renewed or replaced as they expire. At December 31, 1997, future minimum rental payments due under operating leases are as follows:

                         thousands
1998                                                          $ 25,220
1999                                                            22,538
2000                                                            19,735
2001                                                            17,668
2002                                                            12,497
Later years                                                    103,474
                                                              --------
Total minimum lease payments                                  $201,132
                                                              --------

     Total rental expense amounted to $24,797,000, $12,702,000 and $9,858,000 in 1997, 1996 and 1995, respectively.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

14.  PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT BENEFITS

PENSION PLANS The Company has a non-contributory defined benefit pension plan covering all permanent U.S. resident employees, except certain employees in foreign countries. The benefits for this plan are based primarily on years of service and pay near retirement. Plan assets consist principally of fixed income investments and equity securities. The Company funds the plan with annual contributions as determined in accordance with the Employee Retirement Income Security Act of 1974 and Internal Revenue Code of 1986, as amended, limitations.
     The Company has an equalization plan to ensure payments to certain employees of amounts to which they are already entitled under the provisions of the pension plan, but which are subject to limitations imposed by federal tax laws. This plan is unfunded and payable solely from the general assets of the Company. In addition, the Company had a pension plan for non-employee directors, which was unfunded. The Plan was terminated effective January 1, 1998. In January 1998, the Board of Directors approved the 1998 Director Stock Plan, subject to stockholder approval. This Plan enables the directors to acquire an interest in the Company. The Company's benefit obligations under the unfunded pension plans are secured by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust. See Note 7.
     The 1997, 1996 and 1995 pension cost related to these plans includes the following components:

                                                                1997       1996       1995
                         thousands                            --------    -------    -------
Service costs - benefits earned in the period                 $  4,551    $ 4,484    $ 3,415
Interest cost on projected benefit obligation                    4,562      3,945      2,991
Actual return on plan assets                                   (11,131)    (5,603)    (9,227)
Amortization values and deferrals                                7,741      2,481      6,165
                                                              --------    -------    -------
Pension cost                                                  $  5,723    $ 5,307    $ 3,344
                                                              --------    -------    -------

     The Company had an additional minimum liability of $2,601,000 and $2,359,000 at December 31, 1997 and 1996, respectively, which represents the difference between the unfunded accumulated benefit obligation and the accrued pension cost related to the equalization plan. This liability was offset by an intangible asset of an equal amount.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

14.  PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT
BENEFITS -- (CONTINUED)
     The funded status of the plans at December 31, 1997 and 1996 is as follows:

                                                             ASSETS EXCEED       ACCUMULATED
                                                              ACCUMULATED      BENEFITS EXCEED
                                                               BENEFITS            ASSETS
                                                               (FUNDED)          (UNFUNDED)
                         thousands                           -------------     ---------------
1997
Actuarial present value of:
  Vested benefit obligation                                     $39,599           $  7,586
  Accumulated benefit obligation                                 48,230              8,618
  Projected benefit obligation                                  $63,880           $ 11,472
Plan assets at market value                                     $60,894           $     --
Projected benefit obligation in excess of plan assets           $(2,986)          $(11,472)
Unrecognized initial asset                                       (4,143)                --
Unrecognized (gain) loss                                         (3,481)             4,558
Unrecognized prior service cost                                     833                829
Adjustment required to recognize additional minimum
  liability                                                          --             (2,601)
                                                                -------           --------
Accrued pension cost                                            $(9,777)          $ (8,686)
                                                                -------           --------
1996
Actuarial present value of:
  Vested benefit obligation                                     $32,901           $  5,900
  Accumulated benefit obligation                                 39,471              6,565
  Projected benefit obligation                                  $52,318           $  9,144
Plan assets at market value                                     $50,844           $     --
Projected benefit obligation in excess of plan assets           $(1,474)          $ (9,144)
Unrecognized initial asset                                       (4,670)                --
Unrecognized (gain) loss                                           (778)             3,721
Unrecognized prior service cost                                   1,150              1,043
Adjustment required to recognize additional minimum
  liability                                                          --             (2,359)
                                                                -------           --------
Accrued pension cost                                            $(5,772)          $ (6,739)
                                                                -------           --------

     The Company's assumptions used as of December 31 in determining the pension liability were as follows:

                                                              1997        1996        1995
                          percent                             ----        ----        ----
Discount rate                                                 7.25        7.5         7.25
Rates of increase in compensation levels                      5.0         5.0          5.0
Long-term rate of return on plan assets                       8.0         8.0          8.0

EMPLOYEE SAVINGS PLAN The Company has an employee savings plan (ESP) that is a defined contribution plan. The Company matches a portion of employees' contributions with shares of the Company's common stock. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $4,618,000, $4,076,000 and $3,731,000 during 1997, 1996 and 1995, respectively.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

14.  PENSION PLANS, EMPLOYEE SAVINGS PLAN AND OTHER POSTRETIREMENT
BENEFITS -- (CONTINUED)
OTHER POSTRETIREMENT BENEFITS In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees, including expatriate employees in foreign countries, may become eligible for these benefits if they reach retirement age while working for the Company. These benefits and similar benefits for active employees are provided through contributory and noncontributory benefit plans.
     Health care benefits are funded by contributions from the Company and its employees, with retiree contributions adjusted per the provisions of the Company's health care plans. The Company's current policy is to fund the cost of postretirement health care benefits on a pay-as-you-go basis. The Company's retiree life insurance plan is noncontributory and is currently fully funded through insurance premiums paid by the Company.
     The following table sets forth the Company's postretirement benefits other than pension combined liability as of December 31, 1997 and 1996:

                                                                1997           1996
                         thousands                            --------       --------
Accumulated postretirement benefit obligation for:
  Retirees                                                    $ (7,357)      $ (6,888)
  Fully eligible active plan participants                       (4,777)        (4,043)
  Other active plan participants                               (15,163)       (12,081)
                                                              --------       --------
Total                                                          (27,297)       (23,012)
Plan assets at fair value                                           --             --
                                                              --------       --------
Accumulated postretirement benefit obligation in excess of
  plan assets                                                  (27,297)       (23,012)
Unrecognized net gain                                           (5,410)        (7,430)
                                                              --------       --------
Accrued postretirement benefit cost                           $(32,707)      $(30,442)
                                                              --------       --------

     The Company charges postretirement benefits other than pensions as accrued, based on actuarial calculations for each plan. The net annual costs for postretirement benefits other than pensions for 1997 and 1996 included the following components:

                                                               1997          1996
                         thousands                            ------        ------
Service cost - benefits attributed to service during the
  period                                                      $1,516        $1,664
Interest cost on accumulated obligation                        1,708         1,680
Recognized benefit gain                                         (359)         (134)
                                                              ------        ------
Net postretirement benefit cost                               $2,865        $3,210
                                                              ------        ------

     The Company's assumptions used as of December 31 in determining the accumulated postretirement benefit obligation shown above were as follows:

                                                                1997           1996
                          percent                             --------       --------
Discount rate                                                     7.25           7.50
Rates of increase in compensation levels                           5.0            5.0
Health care trend rate                                        13.0-5.0       13.0-5.0

     The health care trend rate for the health care plans starts at the maximum rate for the current year and is gradually reduced to an ultimate rate for 2001 and later years. A change in the health care trend rate of one percent would change the annual cost in 1997 by approximately $623,000 and would change the accumulated postretirement benefit obligation in 1997 by approximately $3,878,000.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

15.  CONTINGENCIES

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

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 (NGPA) allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.
     On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. FERC clarified the effective date of its decision by an order dated May 19, 1994. The clarification provided that the June 28, 1988 effective date applies to tax bills rendered after that date, not sales made on or after that date. Based on Anadarko's interpretation of FERC's orders, $700,000 (pre-tax) was charged against income in 1994, in addition to $130,000 (pre-tax) charged against income in 1993. Numerous parties filed appeals of FERC's action in the D.C. Circuit. Anadarko, together with other natural gas producers, challenged FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, did qualify for reimbursement under the NGPA; and (2) FERC's ruling should, in any event, have been applied prospectively. Other parties separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.
     The D.C. Circuit issued its decision on August 2, 1996 which holds that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. Petitions for rehearing were denied November 6, 1996. The Company, along with other producing companies, subsequently filed a petition for writ of certiorari with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills rendered on or after June 28, 1988 (the effective date originally selected by FERC). Williams Natural Gas Company filed a cross-petition for certiorari seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.
     Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date and assuming that the October 1983 effective date remains in effect, is about $40,000,000 (pre-tax) as of December 31, 1997. The Company along with other producing companies, filed a petition for adjustment with FERC on May 12, 1997. In so doing, the Company sought waiver of all interest which might otherwise be due. The total interest at issue is about $25,000,000 (pre-tax). On September 10, 1997, FERC denied the petition for adjustment. On January 28, 1998, FERC denied rehearing, but granted first sellers the right to escrow funds in dispute in a separate order (the "Order Clarifying Procedures"). By order dated February 26, 1998, in response to producers' requests and Anadarko's particular request based on the litigation with PanEnergy referenced below, FERC granted first sellers the right to secure a surety bond instead of placing cash in escrow. All interested parties will have 30 days to seek rehearing of this order. Refunds currently are due to be paid by first sellers, with disputed amounts escrowed by cash or secured by surety bond, by March 9, 1998, although a request for a general extension of time filed by other producers is pending.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

15.  CONTINGENCIES -- (CONTINUED)
     Several parties, including Anadarko, sought rehearing or clarification of the Order Clarifying Procedures. In that rehearing request, the Company outlined in detail its interpretation of the scope of the phrase "amounts in dispute" as encompassing legal disputes. At least one adverse party has requested that FERC not permit producers to escrow disputed amounts or that FERC change its order to permit only so-called "computational" disputes, rather than legal disputes, to be eligible for escrow.
     On March 4, 1998, FERC granted rehearing of its Order Clarifying Procedures solely for purposes of further consideration. FERC's March 4, 1998 Order provided affected parties with no substantive guidance regarding the pending requests for rehearing or clarification. The March 4 Order simply had the effect of granting the FERC more time to consider the pleadings pending before it.
     If FERC should change or clarify its policy regarding the availability or scope of a first sellers' right to bond or escrow disputed amounts, either on its own motion or in response to pending rehearing requests, or if FERC should reject the Company's legal defenses, the Company could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy) pending further potential review by FERC or federal courts. However, a FERC order issued February 26, 1998 involving refunds paid by another producer to Northern Natural Gas Company indicates that, if a producer prevails in subsequent legal challenges, it may recoup amounts paid directly from the pipeline itself, even if the pipeline subsequently distributes refunds to the pipeline's customers. It should be noted, however, that interested parties will have 30 days to seek rehearing or clarification of this order.
     The Company intends to comply fully with all lawful orders issued by FERC, without waiver of any claim of right or any defense or the right to seek judicial review or intercession.
     FERC's September 10, 1997 and January 28, 1998 Orders permit affected first sellers to file individual petitions for adjustment. The Company may pursue an individual petition for adjustment and has reserved all rights to contest specific Statement of Refunds submitted by pipeline purchasers. Offers of settlement and demands for a hearing have been filed by producers, including Anadarko, with the FERC regarding particular pipeline purchasers. The offer of settlement filed by Anadarko with respect to PanEnergy is subject to the litigation discussed below such that if a settlement amount is agreed to, the litigation will determine whether PanEnergy or Anadarko issues the agreed to refund. On March 3, 1998, FERC issued notice regarding those settlement offers and requested comment by all interested persons.
     On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking a declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pre-tax) and, if the petition for adjustment discussed above is not granted in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $24,000,000 (pre-tax) as of December 31, 1997. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax) charged against income in 1993 and 1994. This lawsuit currently has pending cross motions for summary judgment. In addition, on February 18, 1998, PanEnergy filed a motion asserting that FERC has exclusive jurisdiction over the matter and requesting the Court to dismiss or stay the lawsuit. The Company filed appropriate responses disputing this contention.
     Anadarko's net income for 1997 included a $1,800,000 charge (before income taxes) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding the amounts recorded in 1993, 1994 and 1997) has been made in the accompanying financial statements.

                         ANADARKO PETROLEUM CORPORATION
                       SUPPLEMENTAL QUARTERLY INFORMATION
                                  (UNAUDITED)

QUARTERLY FINANCIAL DATA

     The following table shows summary quarterly financial data for 1997 and 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K.

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
         thousands except per share amounts           -------    -------    -------    -------
1997
Operating revenues                                    $170,506   $138,881   $158,323   $205,491
Operating income, pretax                                62,364     29,650     37,736     73,629
Net income                                            $ 34,434   $ 13,774   $ 17,092   $ 42,018
Earnings per common share - basic                     $   0.58   $   0.23   $   0.29   $   0.70
Earnings per common share - diluted                   $   0.57   $   0.23   $   0.28   $   0.70
1996
Operating revenues                                    $135,707   $135,088   $128,551   $169,682
Operating income, pretax                                40,897     37,127     49,401     68,220
Net income                                            $ 20,516   $ 17,628   $ 24,949   $ 37,627
Earnings per common share - basic                     $   0.35   $   0.30   $   0.42   $   0.63
Earnings per common share - diluted                   $   0.35   $   0.30   $   0.42   $   0.63

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)
OIL AND GAS PRODUCTION

     The following is historical revenue and cost information relating to the Company's oil and gas operations. Excluded from amounts subject to amortization as of December 31, 1997 and 1996 are $343,789,000 and $254,811,000,
respectively, of costs associated with unevaluated properties and major development projects. The majority of the evaluation activities are expected to be completed within five years.

COSTS EXCLUDED FROM AMORTIZATION

                                                       YEAR COSTS INCURRED             EXCLUDED
                                              --------------------------------------   COSTS AT
                                               PRIOR                                   DEC. 31,
                                               YEARS     1995      1996       1997       1997
                 thousands                    -------   -------   -------   --------   --------
Property acquisition                          $55,725   $ 4,093   $ 9,075   $ 13,507   $ 82,400
Exploration                                    36,888    20,231    52,307    111,279    220,705
Capitalized interest                            6,718     8,108    10,064     15,794     40,684
                                              -------   -------   -------   --------   --------
Total                                         $99,331   $32,432   $71,446   $140,580   $343,789
                                              -------   -------   -------   --------   --------

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

                                                                 1997          1996
                         thousands                            ----------    ----------
UNITED STATES
Capitalized
  Unproved properties                                         $  174,371    $  157,296
  Proved properties                                            3,753,890     3,353,650
  Plant facilities                                                13,286        17,726
                                                              ----------    ----------
                                                               3,941,547     3,528,672
Accumulated depreciation, depletion and amortization           1,812,560     1,649,344
                                                              ----------    ----------
Net capitalized costs                                          2,128,987     1,879,328
                                                              ----------    ----------
ALGERIA
Capitalized
  Unproved properties                                            145,124       146,282
  Proved properties                                              249,237        75,053
                                                              ----------    ----------
Net capitalized costs                                            394,361       221,335
                                                              ----------    ----------
OTHER OVERSEAS
Capitalized
  Unproved properties                                             55,923        18,516
                                                              ----------    ----------
Net capitalized costs                                             55,923        18,516
                                                              ----------    ----------
TOTAL
Capitalized
  Unproved properties                                            375,418       322,094
  Proved properties                                            4,003,127     3,428,703
  Plant facilities                                                13,286        17,726
                                                              ----------    ----------
                                                               4,391,831     3,768,523
Accumulated depreciation, depletion and amortization           1,812,560     1,649,344
                                                              ----------    ----------
Net capitalized costs                                         $2,579,271    $2,119,179
                                                              ----------    ----------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                1997       1996       1995
                         thousands                            --------   --------   --------
UNITED STATES -- Capitalized
Property acquisition
  Exploration                                                 $ 22,292   $ 20,920   $  9,723
  Development                                                   31,036      5,335     26,022
Exploration                                                    111,959    106,602     76,056
Development                                                    276,266    132,139    113,401
                                                              --------   --------   --------
                                                               441,553    264,996    225,202
                                                              --------   --------   --------
ALGERIA -- Capitalized
Property acquisition
  Exploration                                                      178         --         --
Exploration                                                     83,860     49,343     38,940
Development                                                     87,422     29,459        901
                                                              --------   --------   --------
                                                               171,460     78,802     39,841
                                                              --------   --------   --------
OTHER OVERSEAS -- Capitalized
Property acquisition
  Exploration                                                    2,085         --         18
  Development                                                       --         --      6,848
Exploration                                                     35,322     18,659      5,735
Development                                                         --        470         --
                                                              --------   --------   --------
                                                                37,407     19,129     12,601
                                                              --------   --------   --------
TOTAL -- Capitalized
Property acquisition
  Exploration                                                   24,555     20,920      9,741
  Development                                                   31,036      5,335     32,870
Exploration                                                    231,141    174,604    120,731
Development                                                    363,688    162,068    114,302
                                                              --------   --------   --------
                                                              $650,420   $362,927   $277,644
                                                              --------   --------   --------

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

                                                                1997       1996       1995
                         thousands                            --------   --------   --------
UNITED STATES
Net revenues from production
  Gas and oil sold to consolidated affiliates                 $379,982   $316,127   $221,341
  Other sales of gas, oil, condensate and NGLs                 274,308    229,398    191,902
                                                              --------   --------   --------
                                                               654,290    545,525    413,243
Production (lifting) costs                                     157,847    121,461    126,189
Depreciation, depletion and amortization*                      181,163    149,488    153,648
                                                              --------   --------   --------
                                                               315,280    274,576    133,406
Income tax expense                                             111,711     98,368     46,041
                                                              --------   --------   --------
Results of operations                                         $203,569   $176,208   $ 87,365
                                                              --------   --------   --------
*DD&A rate per net equivalent barrel                          $   4.09   $   3.96   $   3.88
                                                              --------   --------   --------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES

     The following table shows estimates prepared by the Company's engineers of proved reserves and proved developed reserves, net of royalty interests, of natural gas, crude oil, condensate and NGLs owned at year-end and changes in proved reserves during the last three years. Volumes for natural gas are in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch and volumes for oil, condensate and NGLs are in millions of barrels (MMBbls). Total volumes are in millions of energy equivalent barrels (EEBs). For this computation, one barrel is the equivalent of six thousand cubic feet. NGLs are included with oil and condensate reserves and the associated shrinkage has been deducted from the gas reserves.
     Algerian reserves are shown in accordance with the PSA. The reserves include estimated quantities allocated to Anadarko for recovery of costs and Algerian taxes and Anadarko's net equity share after recovery of such costs.
     Anadarko's reserves increased in 1997 primarily from exploration and development drilling and improved recovery. At year-end 1997, the Company had
184.1 MMBbls of proved reserves in Algeria, including 59.8 MMBbls which were added during 1997. Anadarko's reserves increase was offset partially by a decrease due to lower natural gas and crude oil prices at year-end 1997 compared to year-end 1996.
     The Company's reserves increased in 1996 primarily from exploration and development drilling and improved recovery. At year-end 1996, Anadarko had 124.3 MMBbls of proved reserves in Algeria, including 31.8 MMBbls which were added during 1996. Anadarko's reserves also increased in 1996 due to higher natural gas and crude oil prices at year-end 1996 compared to year-end 1995.
     The Company's reserves increased in 1995 primarily from exploration and development drilling and improved recovery. At year-end 1995, Anadarko had 92.5 MMBbls of oil reserves in Algeria, including 48.5 MMBbls which were added during 1995. Anadarko's reserves also increased in 1995 due to higher natural gas and crude oil prices at year-end 1995 compared to year-end 1994.
     The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES --(CONTINUED)

                                                 NATURAL GAS                 OIL, CONDENSATE AND NGL               TOTAL
                                                    (BCF)                           (MMBBLS)                  (MILLION EEBS)
                                          -------------------------    -----------------------------------    ---------------
                                          U.S.    INDONESIA   TOTAL    U.S.    ALGERIA   INDONESIA   TOTAL    U.S.    ALGERIA
                                          ----    ---------   -----    ----    -------   ---------   -----    ----    -------
PROVED RESERVES
DECEMBER 31, 1994                         1,914       --      1,914    113.4     44.0        --      157.4    432.4     44.0
Revisions of prior estimates                 29       --        29       2.6       --        --       2.6       7.5       --
Extensions, discoveries and other
  additions                                  70       --        70       7.6     48.5        --      56.1      19.3     48.5
Improved recovery                            14       --        14      14.0       --        --      14.0      16.3       --
Purchases in place                           18       --        18       6.9       --        --       6.9       9.8       --
Sales in place                              (30)      --       (30)     (6.8)      --        --      (6.8)    (11.9)      --
Production                                 (172)      --      (172)    (11.0)      --        --      (11.0)   (39.6)      --
                                          -----      ---      -----    -----    -----      ----      -----    -----    -----
DECEMBER 31, 1995                         1,843       --      1,843    126.7     92.5        --      219.2    433.8     92.5
Revisions of prior estimates                (17)      --       (17)     11.4       --        --      11.4       8.5       --
Extensions, discoveries and other
  additions                                 152       47       199      36.2     31.8       9.9      77.9      61.9     31.8
Improved recovery                             6       --         6       9.4       --        --       9.4      10.4       --
Purchases in place                            5       --         5       0.4       --        --       0.4       1.1       --
Sales in place                               (3)     (47)      (50)     (0.4)      --      (9.9)     (10.3)    (1.0)      --
Production                                 (165)      --      (165)    (10.2)      --        --      (10.2)   (37.7)      --
                                          -----      ---      -----    -----    -----      ----      -----    -----    -----
DECEMBER 31, 1996                         1,821       --      1,821    173.5    124.3        --      297.8    477.0    124.3
Revisions of prior estimates                (95)      --       (95)     13.2       --        --      13.2      (2.7)      --
Extensions, discoveries and other
  additions                                 164       --       164      38.6     59.8        --      98.4      66.1     59.8
Improved recovery                             6       --         6      19.9       --        --      19.9      20.8       --
Purchases in place                           18       --        18       5.0       --        --       5.0       8.0       --
Sales in place                               (5)      --        (5)     (0.1)      --        --      (0.1)     (1.0)      --
Production                                 (179)      --      (179)    (14.5)      --        --      (14.5)   (44.3)      --
                                          -----      ---      -----    -----    -----      ----      -----    -----    -----
DECEMBER 31, 1997                         1,730       --      1,730    235.6    184.1        --      419.7    523.9    184.1
                                          -----      ---      -----    -----    -----      ----      -----    -----    -----
PROVED DEVELOPED RESERVES
December 31, 1994                         1,787       --      1,787     74.2       --        --      74.2     372.0       --
December 31, 1995                         1,737       --      1,737     77.5       --        --      77.5     367.0       --
December 31, 1996                         1,654       --      1,654    100.6       --        --      100.6    376.2       --
December 31, 1997                         1,597       --      1,597    122.6       --        --      122.6    388.7       --

                                                TOTAL
                                           (MILLION EEBS)
                                          -----------------
                                          INDONESIA   TOTAL
                                          ---------   -----
PROVED RESERVES
DECEMBER 31, 1994                              --     476.4
Revisions of prior estimates                   --       7.5
Extensions, discoveries and other
  additions                                    --      67.8
Improved recovery                              --      16.3
Purchases in place                             --       9.8
Sales in place                                 --     (11.9)
Production                                     --     (39.6)
                                            -----     -----
DECEMBER 31, 1995                              --     526.3
Revisions of prior estimates                   --       8.5
Extensions, discoveries and other
  additions                                  17.7     111.4
Improved recovery                              --      10.4
Purchases in place                             --       1.1
Sales in place                              (17.7)    (18.7)
Production                                     --     (37.7)
                                            -----     -----
DECEMBER 31, 1996                              --     601.3
Revisions of prior estimates                   --      (2.7)
Extensions, discoveries and other
  additions                                    --     125.9
Improved recovery                              --      20.8
Purchases in place                             --       8.0
Sales in place                                 --      (1.0)
Production                                     --     (44.3)
                                            -----     -----
DECEMBER 31, 1997                              --     708.0
                                            -----     -----
PROVED DEVELOPED RESERVES
December 31, 1994                              --     372.0
December 31, 1995                              --     367.0
December 31, 1996                              --     376.2
December 31, 1997                              --     388.7

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

DISCOUNTED FUTURE NET CASH FLOWS

     Estimates of future net cash flows from proved reserves of gas, oil, condensate and NGLs were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The amounts were prepared by the Company's engineers and are shown in the following table. The estimates are based on prices at year-end. Commodity prices have decreased since year-end 1997. Further declines in commodity prices could negatively impact the carrying value of the Company's oil and gas properties.
     Gas prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits are considered in determining the income tax expense.
     At December 31, 1997, the present value (discounted at ten percent) of future net revenues from Anadarko's proved reserves was $3.0 billion, before income taxes, and $2.0 billion, after income taxes, (stated in accordance with the regulations of the Securities and Exchange Commission and the Financial Accounting Standards Board). The after income taxes decrease of 41 percent in 1997 compared to 1996 is primarily due to the significantly lower natural gas and crude oil prices at year-end 1997, partially offset by additions of proved reserves related to successful exploration and development drilling.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on the Company's consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                               1997      1996       1995
                          millions                            ------    -------    ------
UNITED STATES
Future cash inflows                                           $6,500    $11,076    $5,621
Future production and development costs                        2,494      2,908     1,847
                                                              ------    -------    ------
Future net cash flows before income taxes                      4,006      8,168     3,774
10% annual discount for estimated timing of cash flows         1,944      3,907     1,712
                                                              ------    -------    ------
Discounted future net cash flows before income taxes           2,062      4,261     2,062
Future income taxes, net of 10% annual discount                  654      1,450       613
                                                              ------    -------    ------
Standardized measure of discounted future net cash flows
  relating
  to oil and gas reserves                                      1,408      2,811     1,449
                                                              ------    -------    ------
ALGERIA
Future cash inflows                                            3,092      3,263     1,907
Future production and development costs                          743        813       572
                                                              ------    -------    ------
Future net cash flows before income taxes                      2,349      2,450     1,335
10% annual discount for estimated timing of cash flows         1,382      1,441       836
                                                              ------    -------    ------
Discounted future net cash flows before income taxes             967      1,009       499
Future income taxes, net of 10% annual discount                  364        417       214
                                                              ------    -------    ------
Standardized measure of discounted future net cash flows
  relating
  to oil and gas reserves                                        603        592       285
                                                              ------    -------    ------
TOTAL
Future cash inflows                                            9,592     14,339     7,528
Future production and development costs                        3,237      3,721     2,419
                                                              ------    -------    ------
Future net cash flows before income taxes                      6,355     10,618     5,109
10% annual discount for estimated timing of cash flows         3,326      5,348     2,548
                                                              ------    -------    ------
Discounted future net cash flows before income taxes           3,029      5,270     2,561
Future income taxes, net of 10% annual discount                1,018      1,867       827
                                                              ------    -------    ------
Standardized measure of discounted future net cash flows
  relating
  to oil and gas reserves                                     $2,011    $ 3,403    $1,734
                                                              ------    -------    ------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                               1997      1996      1995
                          millions                            ------    ------    ------
UNITED STATES
Beginning of year                                             $2,811    $1,449    $1,234
Sales and transfers of oil and gas produced, net of
  production costs                                              (496)     (399)     (287)
Net changes in prices and development and production costs    (2,443)    1,730       293
Extensions, discoveries, additions and improved recovery,
  less related costs                                             330       452       191
Development costs incurred during the period                      30        53        23
Revisions of previous quantity estimates                        (148)      161        20
Purchases of minerals in place                                    11        14        42
Sales of minerals in place                                        --       (11)      (60)
Accretion of discount                                            426       206       175
Net change in income taxes                                       797      (836)      (95)
Other                                                             90        (8)      (87)
                                                              ------    ------    ------
End of year                                                    1,408     2,811     1,449
                                                              ------    ------    ------
ALGERIA
Beginning of year                                                592       285       158
Net changes in prices and development and production costs      (491)      260        98
Extensions, discoveries, additions and improved recovery,
  less related costs                                             253       166       108
Development costs incurred during the period                      88        29         5
Accretion of discount                                            101        50        26
Net change in income taxes                                        52      (203)     (112)
Other                                                              8         5         2
                                                              ------    ------    ------
End of year                                                      603       592       285
                                                              ------    ------    ------
TOTAL *
Beginning of year                                              3,403     1,734     1,392
Sales and transfers of oil and gas produced, net of
  production costs                                              (496)     (399)     (287)
Net changes in prices and development and production costs    (2,934)    1,990       391
Extensions, discoveries, additions and improved recovery,
  less related costs                                             583       618       299
Development costs incurred during the period                     118        82        28
Revisions of previous quantity estimates                        (148)      161        20
Purchases of minerals in place                                    11        14        42
Sales of minerals in place                                        --       (11)      (60)
Accretion of discount                                            527       256       201
Net change in income taxes                                       849    (1,039)     (207)
Other                                                             98        (3)      (85)
                                                              ------    ------    ------
End of year                                                   $2,011    $3,403    $1,734
                                                              ------    ------    ------

---------------

* Excludes changes in the standardized measure of discounted future net cash flows for Indonesia reserves which were both added and sold during 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Anadarko Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the Anadarko Petroleum Corporation Proxy Statement, dated March 23, 1998 (Proxy Statement), which is incorporated herein by reference.
     See list of Executive Officers of the Registrant appearing under Item 4 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     See Anadarko Board of Directors -- Director's Compensation and Compensation and Benefits Committee Report on 1997 Executive Compensation in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Stock Ownership in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Transactions with Management and Others in the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated by reference:
          (1) The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 34.
          (2) Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------   ------
  3(a)            Restated Certificate of Incorporation of   19(a)(i) to Form 10-Q              1-8968
                  Anadarko Petroleum Corporation, dated      for quarter ended September 30,
                  August 28, 1986                            1986
   (b)            By-laws of Anadarko Petroleum              3(b) to Form 10-Q                  1-8968
                  Corporation, as amended                    for quarter ended
                                                             June 30, 1996
  4(a)            Rights Agreement, dated as of October 4,   4 to Form 8-K dated October 5,     1-8968
                  1988, between Anadarko Petroleum           1988
                  Corporation and Manufacturers Hanover
                  Trust Company, Rights Agent
   (b)            Indenture, dated as of May 10, 1988,       4(a) to Form S-3 Registration    33-21094
                  between Anadarko Petroleum Corporation     Statement
                  and Continental Illinois National Bank
                  and Trust Company of Chicago, Trustee
   (c)            First Supplemental Indenture, dated as of  4(d) to Form 10-K                  1-8968
                  November 15, 1991, between Anadarko        for year ended
                  Petroleum Corporation and Continental      December 31, 1991
                  Bank, National Association, Trustee
   (d)            Credit Agreement, dated as of May 24,      4.1 to Form S-8 dated July 8,      1-8968
                  1994                                       1994
   (e)            Amendment to Credit Agreement, dated as    4(e) to Form 10-K for year         1-8968
                  of May 23, 1995                            ended December 31, 1995
   (f)            Amendment to Credit Agreement, dated as    4(f) to Form 10-K for year         1-8968
                  of May 21, 1996                            ended December 31, 1996
   (g)            Amendment to Credit Agreement, dated as    4(a) to Form 10-Q                  1-8968
                  of June 13, 1997                           for the quarter ended
                                                             June 30, 1997
   (h)            Indenture, dated as of March 1, 1995,      4(a) to Form 10-Q                  1-8968
                  between Anadarko Petroleum Corporation     for the quarter ended
                  and the Chase Manhattan Bank, N.A.,        June 30, 1995
                  Trustee
   (i)            Distribution Agreement, dated as of March  4(b) to Form 10-Q                  1-8968
                  9, 1995, for $300,000,000 Medium-Term      for the quarter ended
                  Notes, Series A                            June 30, 1995
  *(j)            Indenture, dated as of September 1, 1997,
                  between Anadarko Petroleum Corporation
                  and Harris Trust and Savings Bank,
                  Trustee
 10(a) (i)        Tax Sharing Agreement, dated September     19(c)(i) to Form 10-Q              1-8968
                  30, 1986, among Panhandle Eastern          for quarter ended
                  Corporation, Centana Energy Corporation    September 30, 1986
                  and Anadarko
                  Petroleum Corporation

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------   ------
 10(a) (ii)       Spin-Off Agreement, dated September 30,    10(a)(iii) to Form 10-K for        1-8968
                  1986, between Panhandle Eastern            year ended
                  Corporation and Anadarko Petroleum         December 31, 1988
                  Corporation
       (iii)      Global Settlement Agreement between        28(a) to Form 10-Q                 1-8968
                  Panhandle Eastern Corporation and          for quarter ended
                  Anadarko Petroleum Corporation, dated      March 31, 1989
                  March 31, 1989
       (iv)       Agreement for Exploration and              10 to Form 10-Q                    1-8968
                  Exploitation of Liquid Hydrocarbons        for quarter ended March 31,
                  between Anadarko Algeria Corporation and   1997
                  SONATRACH, dated October 23, 1989
                  (Confidential treatment requested for
                  certain provisions pursuant to Rule 24b-2
                  under the Securities Exchange Act of
                  1934).
DIRECTOR AND EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
 10(b) (i)        Director Deferred Compensation Plan of     10(b)(viii) to Form 10-K for       1-8968
                  Anadarko Petroleum Corporation, effective  year ended
                  January 1, 1987                            December 31, 1986
     * (ii)       Amendment to Anadarko Petroleum
                  Corporation Director Deferred
                  Compensation Plan
       (iii)      Director Deferred Compensation Agreement   19(a)(i) to Form 10-Q              1-8968
                  between Anadarko Petroleum Corporation     for quarter ended
                  and each Director Electing to Participate  March 31, 1987
     * (iv)       First Amendment to Director Deferred
                  Compensation Agreement 1987, 1988, 1989
                  and 1990 Plan Years
       (v)        Anadarko Petroleum Corporation 1988 Stock  19(b) to Form 10-Q                 1-8968
                  Option Plan for Non-Employee Directors     for quarter ended
                                                             September 30, 1988
       (vi)       Anadarko Petroleum Corporation Amended     99 - Attachment A to Form 10-K     1-8968
                  and Restated 1988 Stock Option Plan for    for year ended December 31,
                  Non-Employee Directors                     1993
     * (vii)      Amendment to Anadarko Petroleum
                  Corporation 1988 Stock Option Plan for
                  Non-Employee Directors
     * (viii)     Second Amendment to Anadarko Petroleum
                  Corporation 1988 Stock Option Plan for
                  Non-Employee Directors
       (ix)       Anadarko Petroleum Corporation and         19(c)(ix) to Form 10-Q for         1-8968
                  Participating Affiliates and Subsidiaries  quarter ended
                  Annual Override Pool Bonus Plan, as        September 30, 1986
                  amended October 6, 1986
       (x)        Second Amendment to Anadarko Petroleum     10(b)(ii) to Form 10-K             1-8968
                  Corporation and Participating Affiliates   for year ended
                  and Subsidiaries Annual Override Pool      December 31, 1987
                  Bonus Plan
       (xi)       Restatement of the Anadarko Petroleum      Post Effective Amendment No. 1   33-22134
                  Corporation 1987 Stock Option Plan (and    to Forms S-8 and S-3, Anadarko
                  Related Agreement)                         Petroleum Corporation 1987
                                                             Stock Option Plan

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------   ------
*10(b) (xii)      First Amendment to Restatement of the
                  Anadarko Petroleum Corporation 1987 Stock
                  Option Plan
       (xiii)     1993 Stock Incentive Plan                  10(b)(xii) to Form 10-K for        1-8968
                                                             year ended
                                                             December 31, 1993
       (xiv)      First Amendment to Anadarko Petroleum      99-Attachment A to Form 10-K       1-8968
                  Corporation 1993 Stock Incentive Plan      for year ended December 31,
                                                             1996
     * (xv)       Second Amendment to Anadarko Petroleum
                  Corporation 1993 Stock Incentive Plan
       (xvi)      Anadarko Petroleum Corporation 1993 Stock  10(a) to Form 10-Q                 1-8968
                  Incentive Plan Stock Option Agreement      for quarter ended March 31,
                                                             1996
     * (xvii)     Form of Anadarko Petroleum Corporation
                  1993 Stock Incentive Plan Stock Option
                  Agreement
     * (xviii)    Form of Anadarko Petroleum Corporation
                  1993 Stock Incentive Plan Restricted
                  Stock Agreement
       (xix)      Anadarko Petroleum Corporation 1993 Stock  10(b) to Form 10-Q                 1-8968
                  Incentive Plan Performance Share           for quarter ended March 31,
                  Agreement                                  1996
     * (xx)       Form of Anadarko Petroleum Corporation
                  1993 Stock Incentive Plan Performance
                  Share Agreement
       (xxi)      Annual Incentive Bonus Plan                10(b)(xiii) to Form 10-K for       1-8968
                                                             year ended
                                                             December 31, 1993
     * (xxii)     Key Employee Change of Control Contract
       (xxiii)    Executive Deferred Compensation Plan of    10(b)(xii) to Form 10-K for        1-8968
                  Anadarko Petroleum Corporation and         year ended
                  Participating Subsidiaries and             December 31, 1987
                  Affiliates, effective October 1, 1986
       (xxiv)     Executive Deferred Compensation Plan of    10(b)(vi) to Form 10-K for year    1-8968
                  Anadarko Petroleum Corporation, effective  ended
                  January 1, 1987                            December 31, 1986
     * (xxv)      Amendment to Anadarko Petroleum
                  Corporation Executive Deferred
                  Compensation Plan
       (xxvi)     Executive Deferred Compensation Agreement  19(a)(ii) to Form 10-Q             1-8968
                  between Anadarko Petroleum Corporation     for quarter ended March 31,
                  and each Executive Electing to             1987
                  Participate
     * (xxvii)    First Amendment to Executive Deferred
                  Compensation Agreement 1987, 1988, 1989
                  and 1990 Plan Years
       (xxviii)   Amendments to Executive Deferred           10(b)(xv) to Form 10-K for year    1-8968
                  Compensation Agreement between Anadarko    ended
                  Petroleum Corporation and each Executive   December 31, 1987
                  Electing to Participate

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------   ------
 10(b) (xxix)     Anadarko Retirement Restoration Plan,      10(b)(xix) to Form 10-K for        1-8968
                  effective January 1, 1995                  year ended
                                                             December 31, 1995
       (xxx)      Anadarko Savings Restoration Plan,         10(b)(xx) to Form 10-K for year    1-8968
                  effective January 1, 1995                  ended
                                                             December 31, 1995
     * (xxxi)     Amendment to Amended and Restated
                  Anadarko Savings Restoration Plan
       (xxxii)    Plan Agreement for the Management Life     10(b)(xxi) to Form 10-K for        1-8968
                  Insurance Plan between Anadarko Petroleum  year ended
                  Corporation and each Eligible Employee,    December 31, 1995
                  effective July 1, 1995
   *12            Computation of Ratios of Earnings to
                  Fixed Charges and Earnings to Combined
                  Fixed Charges and Preferred Stock
                  Dividends
   *13            Portions of the Anadarko Petroleum
                  Corporation 1997 Annual Report to
                  Stockholders
   *21            List of Significant Subsidiaries:
                  Anadarko Algeria Corporation,
                  a Delaware corporation,
                  Anadarko Energy Services Company,
                  a Delaware corporation,
                  Anadarko Gathering Company,
                  a Delaware corporation.
   *23            Consents of Experts and Counsel
                  Consent of KPMG Peat Marwick LLP
   *24            Powers of Attorney
   *27            Financial Data Schedule
    99            Anadarko Petroleum Corporation Proxy       Filed on March 16, 1998
                  Statement, dated March 23, 1998

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

(B) REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            ANADARKO PETROLEUM CORPORATION

March 18, 1998                              By:      /s/ MICHAEL E. ROSE
                                              ----------------------------------
                                                (Michael E. Rose, Senior Vice
                                                 President, Finance and Chief
                                                      Financial Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 18, 1998.

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

(ii)   Principal financial officer:*

                          MICHAEL E. ROSE                     Senior Vice President, Finance and Chief
       -----------------------------------------------------  Financial Officer
                         (Michael E. Rose)

(iii)  Principal accounting officer:*

                          JAMES R. LARSON                     Vice President and Controller
       -----------------------------------------------------
                         (James R. Larson)

(iv)   Directors:*

                      ROBERT J. ALLISON, JR.
                         CONRAD P. ALBERT
                           LARRY BARCUS
                           RONALD BROWN
                          JAMES L. BRYAN
                        JOHN R. BUTLER, JR.
                          JOHN R. GORDON
                           JOHN N. SEITZ

---------------
* Signed on behalf of each of these persons and on his own behalf:

By                  /s/ MICHAEL E. ROSE
  -------------------------------------------------------
            (Michael E. Rose, Attorney-in-Fact)

                               INDEX TO EXHIBITS

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------   ------
  3(a)            Restated Certificate of Incorporation of   19(a)(i) to Form 10-Q              1-8968
                  Anadarko Petroleum Corporation, dated      for quarter ended September 30,
                  August 28, 1986                            1986
   (b)            By-laws of Anadarko Petroleum              3(b) to Form 10-Q                  1-8968
                  Corporation, as amended                    for quarter ended
                                                             June 30, 1996
  4(a)            Rights Agreement, dated as of October 4,   4 to Form 8-K dated October 5,     1-8968
                  1988, between Anadarko Petroleum           1988
                  Corporation and Manufacturers Hanover
                  Trust Company, Rights Agent
   (b)            Indenture, dated as of May 10, 1988,       4(a) to Form S-3 Registration    33-21094
                  between Anadarko Petroleum Corporation     Statement
                  and Continental Illinois National Bank
                  and Trust Company of Chicago, Trustee
   (c)            First Supplemental Indenture, dated as of  4(d) to Form 10-K                  1-8968
                  November 15, 1991, between Anadarko        for year ended
                  Petroleum Corporation and Continental      December 31, 1991
                  Bank, National Association, Trustee
   (d)            Credit Agreement, dated as of May 24,      4.1 to Form S-8 dated July 8,      1-8968
                  1994                                       1994
   (e)            Amendment to Credit Agreement, dated as    4(e) to Form 10-K for year         1-8968
                  of May 23, 1995                            ended December 31, 1995
   (f)            Amendment to Credit Agreement, dated as    4(f) to Form 10-K for year         1-8968
                  of May 21, 1996                            ended December 31, 1996
   (g)            Amendment to Credit Agreement, dated as    4(a) to Form 10-Q                  1-8968
                  of June 13, 1997                           for the quarter ended
                                                             June 30, 1997
   (h)            Indenture, dated as of March 1, 1995,      4(a) to Form 10-Q                  1-8968
                  between Anadarko Petroleum Corporation     for the quarter ended
                  and the Chase Manhattan Bank, N.A.,        June 30, 1995
                  Trustee
   (i)            Distribution Agreement, dated as of March  4(b) to Form 10-Q                  1-8968
                  9, 1995, for $300,000,000 Medium-Term      for the quarter ended
                  Notes, Series A                            June 30, 1995
  *(j)            Indenture, dated as of September 1, 1997,
                  between Anadarko Petroleum Corporation
                  and Harris Trust and Savings Bank,
                  Trustee
 10(a) (i)        Tax Sharing Agreement, dated September     19(c)(i) to Form 10-Q              1-8968
                  30, 1986, among Panhandle Eastern          for quarter ended
                  Corporation, Centana Energy Corporation    September 30, 1986
                  and Anadarko
                  Petroleum Corporation
       (ii)       Spin-Off Agreement, dated September 30,    10(a)(iii) to Form 10-K for        1-8968
                  1986, between Panhandle Eastern            year ended
                  Corporation and Anadarko Petroleum         December 31, 1988
                  Corporation
       (iii)      Global Settlement Agreement between        28(a) to Form 10-Q                 1-8968
                  Panhandle Eastern Corporation and          for quarter ended
                  Anadarko Petroleum Corporation, dated      March 31, 1989
                  March 31, 1989

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------   ------
 10(a) (iv)       Agreement for Exploration and              10 to Form 10-Q                    1-8968
                  Exploitation of Liquid Hydrocarbons        for quarter ended March 31,
                  between Anadarko Algeria Corporation and   1997
                  SONATRACH, dated October 23, 1989
                  (Confidential treatment requested for
                  certain provisions pursuant to Rule 24b-2
                  under the Securities Exchange Act of
                  1934).
DIRECTOR AND EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
 10(b) (i)        Director Deferred Compensation Plan of     10(b)(viii) to Form 10-K for       1-8968
                  Anadarko Petroleum Corporation, effective  year ended
                  January 1, 1987                            December 31, 1986
     * (ii)       Amendment to Anadarko Petroleum
                  Corporation Director Deferred
                  Compensation Plan
       (iii)      Director Deferred Compensation Agreement   19(a)(i) to Form 10-Q              1-8968
                  between Anadarko Petroleum Corporation     for quarter ended
                  and each Director Electing to Participate  March 31, 1987
     * (iv)       First Amendment to Director Deferred
                  Compensation Agreement 1987, 1988, 1989
                  and 1990 Plan Years
       (v)        Anadarko Petroleum Corporation 1988 Stock  19(b) to Form 10-Q                 1-8968
                  Option Plan for Non-Employee Directors     for quarter ended
                                                             September 30, 1988
       (vi)       Anadarko Petroleum Corporation Amended     99 - Attachment A to Form 10-K     1-8968
                  and Restated 1988 Stock Option Plan for    for year ended December 31,
                  Non-Employee Directors                     1993
     * (vii)      Amendment to Anadarko Petroleum
                  Corporation 1988 Stock Option Plan for
                  Non-Employee Directors
     * (viii)     Second Amendment to Anadarko Petroleum
                  Corporation 1988 Stock Option Plan for
                  Non-Employee Directors
       (ix)       Anadarko Petroleum Corporation and         19(c)(ix) to Form 10-Q for         1-8968
                  Participating Affiliates and Subsidiaries  quarter ended
                  Annual Override Pool Bonus Plan, as        September 30, 1986
                  amended October 6, 1986
       (x)        Second Amendment to Anadarko Petroleum     10(b)(ii) to Form 10-K             1-8968
                  Corporation and Participating Affiliates   for year ended
                  and Subsidiaries Annual Override Pool      December 31, 1987
                  Bonus Plan
       (xi)       Restatement of the Anadarko Petroleum      Post Effective Amendment No. 1   33-22134
                  Corporation 1987 Stock Option Plan (and    to Forms S-8 and S-3, Anadarko
                  Related Agreement)                         Petroleum Corporation 1987
                                                             Stock Option Plan
     * (xii)      First Amendment to Restatement of the
                  Anadarko Petroleum Corporation 1987 Stock
                  Option Plan
       (xiii)     1993 Stock Incentive Plan                  10(b)(xii) to Form 10-K for        1-8968
                                                             year ended
                                                             December 31, 1993

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------   ------
 10(b) (xiv)      First Amendment to Anadarko Petroleum      99-Attachment A to Form 10-K       1-8968
                  Corporation 1993 Stock Incentive Plan      for year ended December 31,
                                                             1996
     * (xv)       Second Amendment to Anadarko Petroleum
                  Corporation 1993 Stock Incentive Plan
       (xvi)      Anadarko Petroleum Corporation 1993 Stock  10(a) to Form 10-Q                 1-8968
                  Incentive Plan Stock Option Agreement      for quarter ended March 31,
                                                             1996
     * (xvii)     Form of Anadarko Petroleum Corporation
                  1993 Stock Incentive Plan Stock Option
                  Agreement
     * (xviii)    Form of Anadarko Petroleum Corporation
                  1993 Stock Incentive Plan Restricted
                  Stock Agreement
       (xix)      Anadarko Petroleum Corporation 1993 Stock  10(b) to Form 10-Q                 1-8968
                  Incentive Plan Performance Share           for quarter ended March 31,
                  Agreement                                  1996
     * (xx)       Form of Anadarko Petroleum Corporation
                  1993 Stock Incentive Plan Performance
                  Share Agreement
       (xxi)      Annual Incentive Bonus Plan                10(b)(xiii) to Form 10-K for       1-8968
                                                             year ended
                                                             December 31, 1993
     * (xxii)     Key Employee Change of Control Contract
       (xxiii)    Executive Deferred Compensation Plan of    10(b)(xii) to Form 10-K for        1-8968
                  Anadarko Petroleum Corporation and         year ended
                  Participating Subsidiaries and             December 31, 1987
                  Affiliates, effective October 1, 1986
       (xxiv)     Executive Deferred Compensation Plan of    10(b)(vi) to Form 10-K for year    1-8968
                  Anadarko Petroleum Corporation, effective  ended
                  January 1, 1987                            December 31, 1986
     * (xxv)      Amendment to Anadarko Petroleum
                  Corporation Executive Deferred
                  Compensation Plan
       (xxvi)     Executive Deferred Compensation Agreement  19(a)(ii) to Form 10-Q             1-8968
                  between Anadarko Petroleum Corporation     for quarter ended March 31,
                  and each Executive Electing to             1987
                  Participate
     * (xxvii)    First Amendment to Executive Deferred
                  Compensation Agreement 1987, 1988, 1989
                  and 1990 Plan Years
       (xxviii)   Amendments to Executive Deferred           10(b)(xv) to Form 10-K for year    1-8968
                  Compensation Agreement between Anadarko    ended
                  Petroleum Corporation and each Executive   December 31, 1987
                  Electing to Participate
       (xxix)     Anadarko Retirement Restoration Plan,      10(b)(xix) to Form 10-K for        1-8968
                  effective January 1, 1995                  year ended
                                                             December 31, 1995
       (xxx)      Anadarko Savings Restoration Plan,         10(b)(xx) to Form 10-K for year    1-8968
                  effective January 1, 1995                  ended
                                                             December 31, 1995

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------   ------
     * (xxxi)     Amendment to Amended and Restated
                  Anadarko Savings Restoration Plan
       (xxxii)    Plan Agreement for the Management Life     10(b)(xxi) to Form 10-K for        1-8968
                  Insurance Plan between Anadarko Petroleum  year ended
                  Corporation and each Eligible Employee,    December 31, 1995
                  effective July 1, 1995
   *12            Computation of Ratios of Earnings to
                  Fixed Charges and Earnings to Combined
                  Fixed Charges and Preferred Stock
                  Dividends
   *13            Portions of the Anadarko Petroleum
                  Corporation 1997 Annual Report to
                  Stockholders
   *21            List of Significant Subsidiaries:
                  Anadarko Algeria Corporation,
                  a Delaware corporation,
                  Anadarko Energy Services Company,
                  a Delaware corporation,
                  Anadarko Gathering Company,
                  a Delaware corporation.
   *23            Consents of Experts and Counsel
                  Consent of KPMG Peat Marwick LLP
   *24            Powers of Attorney
   *27            Financial Data Schedule
    99            Anadarko Petroleum Corporation Proxy       Filed on March 16, 1998
                  Statement, dated March 23, 1998

---------------

* Filed herewith.