Form 10-Q
period 1998-03-31
ANADARKO PETROLEUM CORP
filed 1998-05-15
CIK 773910

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended March 31, 1998
                      Commission File No. 1-8968



                    ANADARKO PETROLEUM CORPORATION
          17001 Northchase Drive, Houston, Texas  77060-2141
                            (281) 875-1101

    Incorporated in the                  Employer Identification
     State of Delaware                       No. 76-0146568




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No _____

     The number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1998 is shown below:

                                             Number of Shares
             Title of Class                    Outstanding

 Common Stock, $0.10 par value per share       60,015,081

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)

                                                 Three Months Ended
                                                      March 31
thousands except per share amounts                1998        1997
Revenues
Gas sales                                       $ 93,520     $107,051
Oil and condensate sales                          31,398       42,595
Natural gas liquids and other                     21,470       20,860
Total                                            146,388      170,506

Cost and Expenses
Operating expenses                                40,257       32,855
Administrative and general                        21,243       17,035
Depreciation, depletion and amortization          51,337       45,339
Other taxes                                       10,829       12,913
Total                                            123,666      108,142
Operating Income                                  22,722       62,364
Other Income and (Expenses)
Other income                                         613          839
Interest expense                                 (12,358)      (9,238)

Income before Income Taxes                        10,977       53,965

Income Taxes                                       3,962       19,531

Net Income                                      $  7,015     $ 34,434

Per Common Share
Net income - basic                              $   0.12     $   0.58
Net income - diluted                            $   0.12     $   0.57
Dividends                                       $  0.075     $  0.075
Average Number of Shares Outstanding              59,917       59,612

After giving effect to the two-for-one stock split, effected in the form of a 100 percent stock dividend, declared on April 30, 1998 (Note 9)

Per Common Share
Net income - basic                              $   0.06     $   0.29
Net income - diluted                            $   0.06     $   0.29
Average Number of Shares Outstanding             119,834      119,223

     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                              (Unaudited)



                                              March 31,   December 31,
thousands                                       1998         1997
ASSETS
Current Assets
Cash and cash equivalents                    $    7,902   $    8,907
Accounts receivable                             156,397      177,157
Inventories, at average cost                     30,731       28,564
Prepaid expenses                                  3,603        4,366
Total                                           198,633      218,994

Properties and Equipment
Original cost                                 4,929,098    4,669,251
Less accumulated depreciation, depletion
  and amortization                            1,962,385    1,914,472
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                  2,966,713    2,754,779

Deferred Charges                                 24,485       18,692

                                             $3,189,831   $2,992,465
























     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                CONSOLIDATED BALANCE SHEET (continued)
                              (Unaudited)


                                               March 31,   December 31,
thousands                                        1998          1997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
 Trade and other                             $  249,951    $  202,822
 Banks                                           14,567        22,102
Accrued expenses
 Interest                                        13,541        13,607
 Taxes and other                                 20,686        13,799
Total                                           298,745       252,330

Long-term Debt                                1,095,142       955,733

Deferred Credits
Deferred income taxes                           550,177       546,792
Other                                           123,030       120,830
Total                                           673,207       667,622

Stockholders' Equity  Note 9
Common stock, par value $0.10
  (200,000,000 shares authorized,
 121,882,064 and 60,885,994 shares issued
 as of March 31, 1998 and December 31,
 1997, respectively)                             12,188         6,134
Preferred stock, par value $1.00
  (2,000,000 shares authorized, no
  shares issued as of March 31, 1998
  and December 31, 1997)                            ---           ---
Paid-in capital                                 359,241       353,125
Retained earnings (as of March 31, 1998,
  $472,737,000 was not restricted as to
  the payment of dividends)                     831,307       828,787
Deferred compensation                           (10,278)      (11,203)
Executives and Directors Benefits Trust,
  at market value (2,000,000 and 1,000,000
 shares as of March 31, 1998 and
 December 31, 1997, respectively)               (69,719)      (60,063)
Treasury stock (56 shares as of
  March 31, 1998)                                    (2)          ---
Total                                         1,122,737     1,116,780

                                             $3,189,831    $2,992,465



     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


                                                 Three Months Ended
                                                      March 31
thousands                                         1998        1997
Cash Flow from Operating Activities
Net income                                      $  7,015   $ 34,434
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization       51,337     45,339
   Amortization of restricted stock                  294        589
   Deferred income taxes                           3,935      9,734
                                                  62,581     90,096
   Decrease in accounts receivable                20,760     83,716
   Increase in inventories                        (2,167)      (617)
   Increase (decrease) in accounts payable -
     trade and other and accrued expenses         53,950    (75,996)
   Other items - net                              (2,800)    (2,755)
Net cash provided by operating activities        132,324     94,444

Cash Flow from Investing Activities
Additions to properties and equipment           (268,131)  (120,472)
Proceeds from the sale of assets to be
  leased, net                                        ---     87,900
Sales and retirements of properties
  and equipment                                    4,860      2,635
Net cash used in investing activities           (263,271)   (29,937)

Cash Flow from Financing Activities
Additions to debt                                239,409        ---
Retirements of debt                             (100,000)   (31,049)
Decrease in accounts payable, banks               (7,535)    (6,688)
Dividends paid                                    (4,495)    (4,553)
Issuance of common stock                           2,565      4,548
Issuance (purchase) of treasury stock                 (2)         4
Net cash provided by (used in) financing
  activities                                     129,942    (37,738)

Net Increase (Decrease) in Cash and Cash
  Equivalents                                     (1,005)    26,769

Cash and Cash Equivalents at Beginning
  of Period                                        8,907     14,601

Cash and Cash Equivalents at End of Period      $  7,902   $ 41,370


     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1. Summary of Accounting Policies

General    Anadarko Petroleum Corporation is engaged in the explora-
tion, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are: Anadarko Algeria Corpora-tion (Anadarko Algeria), Anadarko Energy Services Company and Anadarko Gathering Company. Certain amounts have been restated to conform to the current presentation. See Note 9.

2. Inventories    Inventories are stated at the lower of average cost
or market. Natural gas, when sold from inventory, is charged to expense using the average-cost method. The major classes of inventories are as follows:

                                             March 31,    December 31,
thousands                                      1998           1997
Materials and supplies                        $27,173         $27,332
Natural gas, stored in inventory                3,558           1,232
                                              $30,731         $28,564

3. Properties and Equipment    Oil and gas properties include costs of
$379,546,000 and $343,789,000 at March 31, 1998 and December 31, 1997,
respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4. Long-term Debt    A summary of long-term debt follows:

                                              March 31,   December 31,
thousands                                       1998          1997
Commercial Paper                             $  213,642      $125,733
Notes Payable, Banks                             81,500        30,000
8 3/4% Notes due 1998                               ---       100,000
8 1/4% Notes due 2001                           100,000       100,000
6 3/4% Notes due 2003                           100,000       100,000
5 7/8% Notes due 2003                           100,000       100,000
7 1/4% Debentures due 2025                      100,000       100,000
7% Debentures due 2027                          100,000       100,000
6.625% Debentures due 2028                      100,000           ---
7.73% Debentures due 2096                       100,000       100,000
7 1/4% Debentures due 2096                      100,000       100,000
                                             $1,095,142      $955,733

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

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


4. Long-term Debt (continued)

In January 1998, Anadarko issued $100,000,000 principal amount of
6.625% Debentures due 2028. The proceeds were used to fund capital spending projects in core operating areas.

In March 1998, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $500,000,000 in debt and equity securities. This registration statement includes $100,000,000 in debt and equity securities registered and remaining unissued under the Company's previous shelf registration statement. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings. See Note 9.

5. Common Stock    For the first quarter of 1998, dividends of seven
and one-half cents per share were paid to holders of common stock. Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings of $472,737,000 and $466,780,000 were not restricted as to the payment of dividends at March 31, 1998 and December 31, 1997, respectively.

The Company's basic earnings per share amounts have been computed based on the average number of common shares outstanding. Diluted earnings per share amounts include the effect of the Company's outstanding stock options under the treasury stock method.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income related to the unexercised stock options outstanding at March 31, 1998 and 1997. See Note 9.

                              Three Months Ended          Three Months Ended
                                March 31, 1998              March 31, 1997
thousands except                          Per Share                  Per Share
per share amounts         Income    Shares  Amount    Income  Shares    Amount
Basic earnings per
  share
Income available to
  common stockholders      $7,015    59,917   $0.12  $34,434   59,612     $0.58
Stock options                  --       325               --      436

Diluted earnings per
  share
Income available to
  common stockholders
  and assumed
  conversion               $7,015    60,242    $0.12  $34,434  60,048     $0.57

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


6. Statement of Cash Flows Supplemental Information     The amounts
of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                   Three Months Ended
                                                        March 31
thousands                                            1998       1997
Interest                                           $13,798    $11,046
Income taxes                                       $(6,660)   $   (43)

7. Operating Expenses    Operating expenses by category are as follows:

                                                   Three Months Ended
                                                        March 31
thousands                                            1998        1997
Oil and gas                                        $20,939    $18,018
Plant, gathering and marketing                      19,318     14,837
                                                   $40,257    $32,855

8. Kansas Ad Valorem Tax    The Natural Gas Policy Act of 1978 (NGPA)
allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price.

Background of Present Litigation    FERC's ruling regarding the
ability of producers to collect the Kansas ad valorem tax in addition to applicable maximum lawful prices was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), which held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC for further consideration.

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

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8. Kansas Ad Valorem Tax (continued)

Numerous parties filed appeals of FERC's action in the D.C. Circuit. Anadarko, together with other natural gas producers, challenged the FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, did qualify for reimbursement under the NGPA; and, (2) FERC's ruling should, in any event, have been applied prospectively. Other parties separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.

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

Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date and assuming that the October 1983 effective date remains in effect, is about $40,100,000 (pre-tax) as of March 31, 1998.

FERC Proceedings    The Company, along with other producing companies,
filed a petition for adjustment with FERC on May 12, 1997. In so doing, the Company sought waiver of all interest which might otherwise be due. The total interest at issue is about $25,500,000 (pre-tax) as of March 31, 1998. On September 10, 1997, FERC denied the petition for adjustment. On January 28, 1998, FERC denied rehearing, but granted first sellers the right to escrow funds in dispute by a separate order (the "Order Clarifying Procedures"). By order dated February 26, 1998, in response to producers' requests and Anadarko's particular request based on the litigation with PanEnergy referenced below, FERC granted first sellers the right to secure a surety bond instead of placing cash in escrow. Requests for rehearing of this order are pending before FERC.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8. Kansas Ad Valorem Tax (continued)

The Company and other producers filed petitions for review of FERC's January 28, 1998 order denying adjustment relief with the United States Court of Appeals for the Fifth Circuit (Fifth Circuit). The State of Kansas and the Kansas Corporation Commission (KCC), as well as another producer of natural gas, filed appeals of the same orders in the United States Court of Appeals for the Tenth Circuit.

The Public Service Company of Colorado and an affiliate filed a motion in the Fifth Circuit to dismiss the pending appeals or to transfer them to the D.C. Circuit. On April 27, 1998, the Fifth Circuit denied the motion to dismiss but granted the motion to transfer the appeals to the D.C. Circuit.

Several parties, including Anadarko, sought rehearing or clarification of the Order Clarifying Procedures issued by FERC on January 28, 1998. In that rehearing request, the Company outlined in detail its interpretation of the scope of the phrase "amounts in dispute" as encompassing legal disputes. At least one adverse party has requested that FERC change its order to permit only so-called "computational" disputes, rather than legal disputes, to be eligible for escrow.

On March 4, 1998, FERC granted rehearing of its Order Clarifying
Procedures solely for purposes of further consideration. No substantive guidance was offered to the parties in the March 4, 1998 order.

If FERC should change or clarify its policy regarding the availability or scope of a first sellers' right to bond or escrow disputed amounts, either on its own motion or in response to pending requests from adverse parties, or if FERC should reject the Company's legal defenses, the Company could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy) pending further potential review by FERC or the courts. However, a FERC order issued February 26, 1998 involving refunds paid by another producer to Northern Natural Gas Company indicates that, if a producer prevails in subsequent legal challenges, the producer may recoup amounts paid directly from the pipeline itself, even if the pipeline already distributed refunds to the pipeline's customers. Requests for rehearing of this order are pending.

The Company intends to comply fully with all lawful orders issued by FERC, without waiver of any claim of right or any defense or the right to seek judicial review or intercession.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8. Kansas Ad Valorem Tax (continued)

FERC's September 10, 1997 and January 28, 1998 orders permit affected first sellers to file individual petitions for adjustment. The Company may pursue an individual petition for adjustment and has reserved all rights to contest specific Statements of Refunds submitted by pipeline purchasers. Offers of settlement and demands for a hearing have been filed by producers, including Anadarko. The offer of settlement filed by Anadarko with respect to PanEnergy is subject to the litigation discussed below such that if a settlement amount is agreed to, the litigation will determine whether PanEnergy or Anadarko issues the agreed refund amount. On March 3, 1998, FERC issued notices regarding those settlement offers and requested comment by all interested persons.

On March 9, 1998 and March 10, 1998, the Company filed several compliance filings with FERC paying undisputed amounts billed by pipelines and bonding amounts in dispute. The entire refund claim by Panhandle Eastern Pipe Line Company, a PanEnergy affiliate, was disputed, and the Company posted a surety bond for the amount in controversy.

PanEnergy Litigation    On May 13, 1997, the Company filed a lawsuit
in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pre-tax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $24,600,000 (pre-tax) as of March 31, 1998. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 19, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction. On May 4, 1998, the Company filed a complaint against PanEnergy at FERC, requesting that FERC either refer the proceeding back to the federal court or resolve the matters in dispute.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8. Kansas Ad Valorem Tax (continued)

KCC Proceeding    On April 30, 1998, the Company's subsidiary,
Anadarko Gathering Company (AGC) filed a petition with the KCC to clarify AGC's rights and obligations, if any, related to the payment by first sellers, including the Company, of Kansas ad valorem tax refunds. The refunds at issue relate to sales made by Centana Energy Corporation, a PanEnergy affiliate, through facilities known as the Cimmaron River
System during the time period from 1983 to 1988.   AGC purchased the
Cimmaron River System from Centana in 1995. The petition, among other things, asks the KCC to determine whether AGC or Centana is responsible for the payment or distribution of refunds received from first sellers to Centana's former customers and requests guidance concerning the disposition of refunds received that are attributable to sales made to Centana customers that did not reimburse Centana for Kansas ad valorem taxes during the relevant time periods.

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

9. Subsequent Events

On April 30, 1998, the Board of Directors approved a two-for-one stock split, to be effected in the form of a 100 percent stock dividend. The distribution date is July 1, 1998 to stockholders of record on June 15, 1998. In connection with the stock dividend, $6,049,000 was transferred to common stock from paid-in capital in the March 31, 1998 balance sheet.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


9. Subsequent Events (continued)

The following table illustrates the reconciliation of the numerators and denominators of the restated basic and diluted earnings per common share computations for income related to the unexercised stock options outstanding at March 31, 1998 and 1997.

                              Three Months Ended          Three Months Ended
                                March 31, 1998              March 31, 1997
thousands except                           Per Share                  Per Share
per share amounts         Income     Shares  Amount    Income   Shares  Amount
Basic earnings per
  share
Income available to
  common stockholders      $7,015    119,834  $0.06   $34,434   119,223   $0.29
Stock options                  --        651               --       873

Diluted earnings per
  share
Income available to
  common stockholders
  and assumed
  conversion               $7,015    120,485  $0.06   $34,434   120,096   $0.29

In addition, the Board of Directors approved an increase in its quarterly dividend to $0.10 per share (up from seven and one-half cents per share). The dividend is payable on June 24, 1998 to stockholders of record on June 10, 1998. Following the stock split, the Company expects to pay quarterly dividends in the amount of $0.05 per share of Common Stock. Anadarko has paid common stock dividends every quarter since 1986. The amount of future dividend payments will depend on the Company's earnings, financial condition, capital requirements and other factors and will be determined by the Board on a quarterly basis.

On May 7, 1998, Anadarko issued $200,000,000 of 5.46% Series B Cumulative Preferred Stock in the form of two million depositary shares, each depositary share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The Preferred Stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company.

Anadarko has the option to redeem the shares at $100 per depositary share on or after May 15, 2008. Holders of the shares will be entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per depositary share. The proceeds from the offering will be used to reduce commercial paper and bank borrowings and provide capital for Anadarko's 1998 work program. The Preferred Stock was issued under the Company's shelf registration statement.

                    ANADARKO PETROLEUM CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Unaudited)


10. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company has made in this report, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, contributions from Algerian properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. See Additional Factors Affecting Business in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report on Form 10-K.

Overview of Operating Results

For the first quarter of 1998, Anadarko's net income was $7.0 million (12 cents per share) on revenues of $146.4 million. By comparison, net income for the first quarter of 1997 was $34.4 million (58 cents per share) on revenues of $170.5 million. The decrease in net income is primarily due to significantly lower commodity prices in 1998, partially offset by higher production volumes. Net income for 1998 also reflects higher costs and expenses as well as increased interest expense.

The following table shows the Company's volumes and U.S. prices for the three months ended March 31, 1998 and 1997:

                                     Three Months Ended
                                          March 31        % Increase
                                      1998        1997    (Decrease)
Natural gas, Bcf                       44.0        42.3           4
Average daily volumes, MMcf/d           489         470           4
Price per Mcf                        $ 2.02      $ 2.66         (24)

Crude oil and condensate, MBbls       2,251       2,002          12
Average daily volumes, MBOD              25          22          14
Price per barrel                     $13.02      $20.58         (37)

Natural gas liquids, MBbls            1,704       1,231          38
Average daily volumes, MBOD              19          14          36
Price per barrel                     $11.68      $15.65         (25)

See "Natural Gas Volumes and Prices" and "Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Costs and expenses during the first quarter of 1998 were $123.7 million, an increase of $15.6 million (14 percent) compared to $108.1 million for the first quarter of 1997. The increase was primarily due to higher operating and depreciation, depletion and amortization expenses related to increased volumes and higher administrative and general expenses due to costs associated with the Company's growing workforce.

Interest expense for the first quarter of 1998 was $12.4 million, an increase of 34 percent compared to $9.2 million for the first quarter of 1997. The increase was primarily due to higher average borrowings partially offset by lower interest rates in 1998 and an increase in capitalized interest in the first quarter of 1998.

Natural Gas Volumes and Prices     The Company's average U.S. wellhead
gas price in the first quarter of 1998 was $2.02 per thousand cubic feet (Mcf), down 24 percent from $2.66 per Mcf in the first quarter of 1997. Lower U.S. natural gas prices were partly offset by a four percent increase in gas production volumes in the first quarter of 1998. Anadarko produced 44.0 billion cubic feet (Bcf) of gas or 489 million cubic feet per day (MMcf/d) of gas in the first quarter of 1998 compared to 42.3 Bcf of gas or 470 MMcf/d of gas in the same period of 1997.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices
During the first quarter of 1998, the Company's average U.S. price for crude oil dropped nearly 40 percent to $13.02 per barrel from $20.58 per barrel in the first quarter of 1997. The Company's crude oil and condensate volumes during the first quarter of 1998 were up 12 percent to 2.3 million barrels (MMBbls) or 25 thousand barrels (MBbls) per day. This compares to first quarter 1997 volumes of 2.0 MMBbls or 22 MBbls per day. The increase in oil and condensate volumes is primarily due to increased production from the Mahogany (Ship Shoal 349/359) platform in the Gulf of Mexico and the Permian Basin in west Texas.

Natural gas liquids (NGLs) sales volumes in the first quarter of 1998 increased nearly 40 percent to 1.7 MMBbls or 19 MBbls per day compared to 1.2 MMBbls or 14 MBbls per day in 1997. Prices for NGLs in the first quarter of 1998 decreased 25 percent to an average of $11.68 per barrel. NGLs prices in the first quarter of 1997 averaged $15.65 per barrel.

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

While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at March 31, 1998 and December 31, 1997 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis, the Company evaluates the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a ten percent adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at March 31, 1998 and December 31, 1997 does not have a material adverse effect on the financial position or results of operations of the Company.

The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's interest rate swap agreement. Based upon an analysis, utilizing the actual interest rates in effect as of March 1998 and December 1997, and assuming a ten percent increase in interest rates, the potential decrease in the fair value of the derivative interest swap instrument at March 31, 1998 and December 31, 1997 does not have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Capital Expenditures, Liquidity and Dividends

During the first quarter of 1998, Anadarko's capital spending
(including capitalized interest and overhead) was $268.1 million compared to $120.5 million in the first quarter of 1997.

The Company believes cash flows, including proceeds from divestitures, issuances of additional debt or securities, and existing credit facilities will be sufficient to meet capital and operating requirements, including any contingencies, during 1998.

In January 1998, Anadarko issued $100 million principal amount of 6.625% Debentures due 2028. The proceeds were used to fund capital spending projects in core operating areas.

In March 1998, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $500 million in debt and equity securities. This registration statement includes $100 million in debt and equity securities registered and remaining unissued under the Company's previous shelf registration statement. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.

In April 1998, the Company's Revolving Credit and 364-Day Credit Agreements were amended. The Revolving Credit Agreement was amended to increase the number of commercial banks in the group from eight to nine. The 364-Day Credit Agreement was amended as follows: the principal amount of the Agreement was increased from $125 million to $175 million; the number of commercial banks in the group was changed from eight to nine; and the expiration date of the Agreement was extended for 10 months.

On April 30, 1998, the Board of Directors approved a two-for-one stock split. The stock split will be effected by way of a 100 percent stock dividend. The distribution date is July 1, 1998 to stockholders of record on June 15, 1998.

In addition, the Board of Directors approved an increase in its quarterly dividend to $0.10 per share (up from seven and one-half cents per share). The dividend is payable on June 24, 1998 to stockholders of record on June 10, 1998. Following the stock split, the Company expects to pay quarterly dividends in the amount of $0.05 per share of Common Stock. Anadarko has paid common stock dividends every quarter since 1986. The amount of future dividend payments will depend on the Company's earnings, financial condition, capital requirements and other factors and will be determined by the Board on a quarterly basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


On May 7, 1998, Anadarko issued $200 million of 5.46% Series B Cumulative Preferred Stock in the form of two million depositary shares, each depositary share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The Preferred Stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company.

Anadarko has the option to redeem the shares at $100 per depositary share on or after May 15, 2008. Holders of the shares will be entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per depositary share. The proceeds from the offering will be used to reduce commercial paper and bank borrowings and provide capital for Anadarko's 1998 work program. The Preferred Stock was issued under the Company's shelf registration statement.

Exploration and Development Activities

During the first quarter of 1998, Anadarko drilled or participated in a total of 109 wells, including 66 oil wells, 32 gas wells and 11 dry holes. This compares to a total of 126 wells in the first quarter of 1997, including 75 oil wells, 40 gas wells and 11 dry holes. Following is a description of activity during the quarter.

Gulf of Mexico     The Matagorda Island 587 A-1 well was recompleted
in March 1998, flowing 15.1 MMcf/d of gas and 8 barrels of condensate per day from a new zone. Anadarko is operator with a 36-percent working interest.

Hugoton Embayment     In January 1998, the Boles F-1 well in the
recently renamed Archer Field of Seward County, Kansas, was completed as a discovery, flowing 200 barrels of oil per day (BOPD) from the St. Louis Formation. Traditionally, this formation has been very difficult to image with conventional seismic. Anadarko is relying on 3-D seismic data in this area for its exploratory program. In March 1998, the discovery well was offset by two delineation wells -- The Boles F-2 well flowed 291 BOPD and 170 thousand cubic feet per day (Mcf/d) of gas and the Boles F-3 well tested 287 BOPD and 100 Mcf/d of gas. Anadarko owns a 100-percent working interest in these wells.

Also in Seward County, Kansas, the Blackmer A-3 well flowed 386 BOPD and 276 Mcf/d of gas from the Chester interval. Located in the Fedder Southwest Field, the Malin B-1 well produced 1.0 MMcf/d of gas from the Upper Morrow Sands. From the same Field, the Milhon B-1 well flowed 1.6 MMcf/d of gas from the Upper Morrow Sands. Anadarko owns a 100-percent working interest in all three wells.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


In Morton County, Kansas, the USA Barker A-3 tested 2.5 MMcf/d of gas from the Upper Morrow Sands. Anadarko owns a 100-percent working interest in this well, located in the Berryman Richfield Field.

In the Hough South Field, the Long D-1 well tested 335 BOPD and 246 Mcf/d of gas from the Upper Morrow Sands. Anadarko owns a 100-percent working interest in the well.

Permian Basin     Anadarko continued its successful field extension
drilling program at the Ketchum Mountain (Clear Fork) Field in Irion County, Texas. In the first quarter of 1998, 15 wells were drilled, including 11 wells on the Busby "10" and Sugg/Farmar "11" leases that extend the northeast limits of the Field. To date, nine wells have been completed on these two leases, with a combined initial production rate of 1,076 BOPD. Anadarko has a 100-percent working interest in these wells.

The Company plans to implement secondary recovery operations in the Ketchum Mountain East (KME) development area. The planned waterflood encompasses about 3,850 acres adjacent to the existing Ketchum Mountain (Clear Fork) Field waterflood. Current production of 2,460 BOPD from the KME area is expected to increase to approximately 3,400 BOPD by 2000.

Central Oklahoma     Anadarko acquired 37,000 acres with 370 production
and injection wells in the Golden Trend of Oklahoma from OXY USA, Inc. in the first quarter of 1998 for a purchase price of $120 million. As part of the agreement, Anadarko purchased working interests in five oil and gas fields and an interest in a 120-mile, eight-inch CO2 pipeline. Current production from the properties is 2,600 BOPD and 5.4 MMcf/d of gas and Anadarko estimates proved reserves from the purchase of about 20 million energy equivalent barrels. Anadarko has identified more than 150 drilling locations that could further add to reserves and production during 1998 and beyond.

In the Golden Trend's Antioch Southwest Field of Garvin County,
Oklahoma, the Tomlinson "A" No. 4-26 flowed 1.2 MMcf/d of gas and 109 BOPD. Anadarko owns a 74-percent working interest in the well.

East Texas' Bossier Sand Play     From the Dew Field in Freestone
County, Texas, Anadarko completed the Johnson "A" No. 2 well, flowing
7.1 MMcf/d of gas. The Johnson "A" No. 1 exploratory well flowed 2.3 MMcf/d of gas. Also in the Dew Field, the McAdams A-1 flowed 5.4 MMcf/d of gas and 12 BOPD. The Black "A" No. 6 flowed 4.4 MMcf/d of gas. Anadarko owns more than 16,000 acres in the Bossier Sand Play and has achieved a 100-percent drilling success rate to date. This is now the Company's third largest onshore gas field.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Algeria     Anadarko announced in March 1998 the discovery of another
potentially significant oil field in Algeria's Sahara Desert - the El Merk North (EMN) Field. The EMN-1 well, located on Block 208, flowed 21,395 BOPD and encountered 119 feet of net oil pay. This was the highest flow rate ever achieved by the Company. Anadarko owns a 50-percent interest in the Production Sharing Agreement, prior to participation by SONATRACH during exploitation.

On the BHP-operated Block 402, Anadarko and partners participated in the completion of the Bir Sif Fatima No. 1 well in February 1998, flowing 1,960 BOPD. Also on Block 402, the Rhourde Oulad Djemma No. 2 well tested at a peak rate of 18,100 BOPD in March 1998. Anadarko has a 27.5-percent interest in the Production Sharing Agreement with BHP.

Anadarko currently has three rigs running in Algeria. Two rigs are drilling delineation wells (El Kheit Et Tessekha No. 3 on Block 208 and Qoubba North No. 2 on Block 404) and the third rig is drilling development wells in the Hassi Berkine South (HBNS) Field.

In May 1998, the Company announced first crude oil production from the HBNS Field, located on Block 404 of Algeria's Berkine Basin. Production from the HBNS 1B well began flowing through the Stage I production facilities. During the start-up phase, production from the first well will be brought on in increments to minimize safety concerns. As the flow rate is increased and stabilized, additional development wells in the Field will be brought on line. The Central Production Facility's design capacity is 60,000 BOPD.

Year 2000

Anadarko has assessed the impact of the year 2000 on its computer systems and applications and has developed a plan to ensure that all information systems will handle the millennium date change. To date, about 80 percent of Anadarko's information systems are already year
2000 compliant and an additional 19 percent will be year 2000 compliant by the end of 1998. There have been no significant expenditures to date for the year 2000 conversion. The Company does not expect any incremental expenditures to complete the year 2000 conversion to be significant. The Company is in the process of initiating formal communications with its significant suppliers and large customers to determine the extent to which the Company's operations may be potentially vulnerable to those third parties' failure to prepare for the year 2000 change.

                     Part II.   OTHER INFORMATION


Item 1. Legal Proceedings

Kansas Ad Valorem Tax    See Note 8 of the Notes to Consolidated
Financial Statements under Part I. Financial Information of this Form
10-Q.

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
        Petroleum Corporation,        for quarter ended
        dated August 28, 1986         September 30, 1986

 (b)    By-laws of Anadarko           3(b) to Form 10-Q       1-8968
        Petroleum Corporation,        for quarter ended
        as amended                    June 30, 1996

*4(a)   Amendment to Credit
        Agreement, dated as of
        April 17, 1998

*12     Computation of Ratios of
        Earnings to Combined
        Fixed Charges and Preferred
        Stock Dividends

*27     Financial Data Schedule

(b)  Reports on Form 8-K

  There were no reports filed on Form 8-K for the three months ended March 31, 1998.

                             SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                              ANADARKO PETROLEUM CORPORATION
                                       (Registrant)




 May 14, 1998                          [MICHAEL E. ROSE]
                              Michael E. Rose - Senior Vice President,
                              Finance and Chief Financial Officer