Form 10-K405/A
period 1997-12-31
ANADARKO PETROLEUM CORP
filed 1998-06-26
CIK 773910

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

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. ___X___.

      The aggregate market value of the voting stock held by non-affiliates of the registrant on January 30, 1998 was $3,549,075,000.

      The number of shares outstanding of each of the registrant's classes of common stock as of January 30, 1998 is shown below:


            Title of Class                 Number of Shares Outstanding
Common Stock, par value $0.10 per share             59,899,994

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


                                ANADARKO PETROLEUM CORPORATION
                                         (Registrant)



June 26, 1998                           [MICHAEL E. ROSE]
                                Michael E. Rose - Senior Vice President,
                                  Finance and Chief Financial Officer

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                               FORM 11-K




            ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 1997

                      Commission File No. 1-8968

                            _______________


                    ANADARKO EMPLOYEE SAVINGS PLAN

                            _______________


                    ANADARKO PETROLEUM CORPORATION



                        17001 Northchase Drive
                      Houston, Texas  77060-2141

                            (281) 875-1101

                    ANADARKO EMPLOYEE SAVINGS PLAN


              INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                         FINANCIAL STATEMENTS
                                                                Page

Statement of Net Assets Available for Benefits
 (with Fund Information), December 31, 1997                       1
Statement of Net Assets Available for Benefits
 (with Fund Information), December 31, 1996                       3
Statement of Changes in Net Assets Available for Benefits
 (with Fund Information), Year Ended December 31, 1997            4
Notes to Financial Statements                                     8
Independent Auditors' Report                                     16


                           SCHEDULES

Schedule I - Item 27a - Schedule of Assets Held for
  Investment Purposes, December 31, 1997                        S-1
Schedule IV -Item 27d - Schedule of Reportable Transactions,
  Year Ended December 31, 1997                                  S-2

  All other schedules are omitted because they are not applicable, not required or the information is included in the Financial Statements or Notes thereto.

                         ANADARKO EMPLOYEE SAVINGS PLAN
                 Statement of Net Assets Available for Benefits
                             (with Fund Information)
                                December 31, 1997
                                                          Growth
                                          Company         Equity         Balanced       Small-Cap
thousands except number of shares        Stock Fund        Fund            Fund        Equity Fund
Assets
Investments, at fair value:
  Anadarko Petroleum Corporation -
    1,301,236 shares of common stock
    (cost $61,838)                         $78,969        $  ---           $  ---            $---
  Scudder Growth and Income Mutual Fund -
    305,939 units (cost $8,966)                ---         8,361              ---             ---
  George Putnam Mutual Fund -
    530,843 units (cost $8,545)                ---           ---            9,545             ---
  Franklin Balance Sheet Investment
    Mutual Fund - 27,416 units (cost $970)     ---           ---              ---             920
  Janus Worldwide Mutual Fund - 28,691 units
    (cost $1,181)                              ---           ---              ---             ---
  Vanguard Index 500 Mutual Fund - 15,269
    units (cost $1,364)                        ---           ---              ---             ---
  Money market investments                     936           ---              ---             ---
  Member loans receivable                    3,849           ---              ---             ---
                                            83,754         8,361            9,545             920
Accrued interest and dividends
  receivable                                     6           ---              ---             ---

  Total assets                              83,760         8,361            9,545             920

Liabilities                                    503           ---              ---             ---

Net assets available for benefits          $83,257        $8,361           $9,545            $920

                                                                                        (Continued)





                         ANADARKO EMPLOYEE SAVINGS PLAN
           Statement of Net Assets Available for Benefits (Continued)
                             (with Fund Information)
                                December 31, 1997
                                              Global        S&P 500        Money
thousands except number of shares              Fund        Index Fund    Market Fund       Total
Assets
Investments, at fair value:
  Anadarko Petroleum Corporation -
    1,301,236 shares of common stock
    (cost $61,838)                           $  ---           $  ---          $  ---     $ 78,969*
  Scudder Growth and Income Mutual Fund -
    305,939 units (cost $8,966)                 ---              ---             ---        8,361*
  George Putnam Mutual Fund -
    530,843 units (cost $8,545)                 ---              ---             ---        9,545*
  Franklin Balance Sheet Investment
    Mutual Fund - 27,416 units (cost $970)      ---              ---             ---          920
  Janus Worldwide Mutual Fund - 28,691 units
    (cost $1,181)                             1,084              ---             ---        1,084
  Vanguard Index 500 Mutual Fund - 15,269
    units (cost $1,364)                         ---            1,375             ---        1,375
  Money market investments                      ---              ---          11,108       12,044*
  Member loans receivable                       ---              ---             ---        3,849
                                              1,084            1,375          11,108      116,147
Accrued interest and dividends
  receivable                                    ---              ---              49           55

  Total assets                                1,084            1,375          11,157      116,202

Liabilities                                      65              ---             ---          568

Net assets available for benefits            $1,019           $1,375         $11,157     $115,634

*Represents more than 5% of net assets available for benefits.





                 See accompanying notes to financial statements.

                         ANADARKO EMPLOYEE SAVINGS PLAN
                 Statement of Net Assets Available for Benefits
                             (with Fund Information)
                                December 31, 1996

                                                              Growth
                                      Company    PanEnergy    Equity  Balanced     Money
thousands except number of shares    Stock Fund  Stock Fund    Fund     Fund    Market Fund     Total
Assets
Investments, at fair value:
  Anadarko Petroleum Corporation -
    947,945 shares of common stock
    (cost $37,311)                      $61,379     $  ---   $  ---   $   ---      $   ---   $ 61,379*
  PanEnergy Corp - 90,759 shares
    of common stock (cost $1,838)           ---      4,084      ---       ---          ---      4,084
  American 20th Century Growth Mutual
    Fund - 377,637 units (cost $8,207)      ---        ---    8,263       ---          ---      8,263*
  George Putnam Mutual Fund -
    622,471 units (cost $9,542)             ---        ---      ---    10,209          ---     10,209*
  Money market investments                1,087         38      ---       ---       16,352     17,477*
  Member loans receivable                 3,827        ---      ---       ---          ---      3,827
                                         66,293      4,122    8,263    10,209       16,352    105,239
Accrued interest and dividends
  receivable                                 31        ---        1         1           73        106
Member contributions receivable             372        ---      110        99           74        655
Other assets                                105        ---        8        13            2        128

  Total assets                           66,801      4,122    8,382    10,322       16,501    106,128

Liabilities                                 ---        ---       53       ---          ---         53

Net assets available for benefits       $66,801     $4,122   $8,329   $10,322      $16,501   $106,075

*Represents more than 5% of net assets available for benefits.






                 See accompanying notes to financial statements.

                          ANADARKO EMPLOYEE SAVINGS PLAN
            Statement of Changes in Net Assets Available for Benefits
                             (with Fund Information)
                      For the Year Ended December 31, 1997
                                                      Duke Energy/  Growth
                                          Company      PanEnergy    Equity    Balanced    Small-Cap
thousands                                Stock Fund    Stock Fund    Fund       Fund     Equity Fund
Investment income:
  Dividends on Anadarko Petroleum
    Corporation common stock                $   348         $ ---   $  ---       $ ---         $---
  Dividends on Duke Energy/PanEnergy
      Corporation common stock                  ---           125      ---         ---          ---
  Dividends on Scudder Growth and
    Income units                                ---           ---       50         ---          ---
  Dividends on George Putnam units              ---           ---      ---         977          ---
  Dividends on Franklin Balance Sheet
    Investment units                            ---           ---      ---         ---           46
  Dividends on Janus Worldwide units            ---           ---      ---         ---          ---
  Dividends on Vanguard Index 500
    units                                       ---           ---      ---         ---          ---
  Interest earned                                46             4        2         ---          ---
  Interest income on participant loans          345           ---      ---         ---          ---

      Total investment income                   739           129       52         977           46

Investment expenses:
  Administrative expenses
    (fees and commissions)                       36             5      ---         ---          ---

    Net investment income                       703           124       52         977           46

Net realized gain (loss) on investments         114           634    2,359         288           (2)

Net unrealized appreciation (depreciation)
  in fair value of investments              $(2,861)        $ ---   $ (605)      $ 551         $(50)

                                                                                         (Continued)


                         ANADARKO EMPLOYEE SAVINGS PLAN
      Statement of Changes in Net Assets Available for Benefits (Continued)
                             (with Fund Information)
                      For the Year Ended December 31, 1997
                                              Global       S&P 500           Money
thousands                                      Fund       Index Fund      Market Fund         Total
Investment income:
  Dividends on Anadarko Petroleum
    Corporation common stock                   $---              $--             $---       $   348
  Dividends on Duke Energy
    Corporation common stock                    ---               --              ---           125
  Dividends on Scudder Growth and
    Income units                                ---               --              ---            50
  Dividends on George Putnam units              ---               --              ---           977
  Dividends on Franklin Balance Sheet
    Investment units                            ---               --              ---            46
  Dividends on Janus Worldwide units             65               --              ---            65
  Dividends on Vanguard Index 500
    units                                       ---               14              ---            14
  Interest earned                               ---               --              712           764
  Interest income on participant loans          ---               --              ---           345

      Total investment income                    65               14              712         2,734

Investment expenses:
  Administrative expenses
    (fees and commissions)                      ---               --              ---            41

    Net investment income                        65               14              712         2,693

Net realized gain (loss) on investments          (7)              (2)             ---         3,384

Net unrealized appreciation (depreciation)
  in fair value of investments                 $(97)             $11             $---       $(3,051)

                                                                                         (Continued)


                         ANADARKO EMPLOYEE SAVINGS PLAN
      Statement of Changes in Net Assets Available for Benefits (Continued)
                             (with Fund Information)
                      For the Year Ended December 31, 1997

                                                       Duke Energy/  Growth
                                           Company      PanEnergy    Equity    Balanced     Small-Cap
thousands except number of shares         Stock Fund   Stock Fund     Fund       Fund      Equity Fund
Contributions:
  Member                                     $3,815        $  ---    $1,075      $1,148          $ 20
  Employer
    Anadarko Petroleum Corporation
      common stock (76,061 shares)            4,314           ---       ---         ---           ---
                                              8,129           ---     1,075       1,148            20
  Interfund transfers                        12,157        (4,606)   (2,576)     (3,240)          906
  Additional contributions
    resulting from forfeitures                   77           ---       ---         ---           ---

    Total contributions                      20,363        (4,606)   (1,501)     (2,092)          926

Withdrawals:
  Distributions to Members                    1,786           274       273         501           ---
  Forfeitures                                    77           ---       ---         ---           ---

    Total withdrawals                         1,863           274       273         501           ---

Increase (decrease) in net assets
  during the year                            16,456        (4,122)       32        (777)          920
Net assets at beginning of year              66,801         4,122     8,329      10,322           ---

Net assets at end of year                   $83,257        $  ---    $8,361     $ 9,545          $920


                                                                                          (Continued)





                         ANADARKO EMPLOYEE SAVINGS PLAN
      Statement of Changes in Net Assets Available for Benefits (Continued)
                             (with Fund Information)
                      For the Year Ended December 31, 1997
                                           Global          S&P 500           Money
thousands except number of shares           Fund          Index Fund     Market Fund       Total
Contributions:
  Member                                   $   47        $      163           $810        $  7,078
  Employer
    Anadarko Petroleum Corporation
      common stock (76,061 shares)            ---               ---            ---           4,314
                                               47               163            810          11,392
  Interfund transfers                       1,011             1,189         (4,841)            ---
  Additional contributions
    resulting from forfeitures                ---               ---            ---              77

    Total contributions                     1,058             1,352         (4,031)         11,469

Withdrawals:
  Distributions to Members                    ---               ---          2,025           4,859
  Forfeitures                                 ---               ---            ---              77

    Total withdrawals                         ---               ---          2,025           4,936

Increase (decrease) in net assets
  during the year                           1,019             1,375         (5,344)          9,559
Net assets at beginning of year               ---               ---         16,501         106,075

Net assets at end of year                  $1,019            $1,375        $11,157        $115,634









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

Expenses   All trustee fees, brokerage fees and other expenses incident to the administration of the Plan may be paid by Anadarko Petroleum Corporation (Anadarko, the Company or the Employer) and, if not paid by the Company, shall be paid by the Plan. In 1997, the Company elected to pay the trustee fees for the Plan and presently intends to continue to do so although the Company can, at its discretion, discontinue this practice. Effective October 1, 1997, a five-cents per share brokerage fee was charged to participants for each share of APC stock transferred out of the Company Stock Fund.

Investments   On each valuation date, as defined, securities held by the Plan are valued at fair value and the increase or decrease in the value of securities held, plus any net income or loss of the Plan, is allocated to the participants' accounts. Fair value is based on the closing market price of the securities at December 31. Security transactions are recorded on a trade-date basis.

Realized gains and losses are based on the difference between fair values of the withdrawn securities at the trade date and the fair value at January 1.
If no shares existed at the beginning of the period, realized gains and losses reported on withdrawals of securities were based on the difference between market values of the withdrawn securities at the trade date and the average cost to the Plan.

Member loans receivable are valued at amortized cost, which approximates fair value.

2.  Description of the Plan

The Plan was adopted by the Company's Board of Directors and approved by its sole stockholder on August 27, 1986. The Plan has been subsequently restated and amended. The financial statements and accompanying notes relate to the Plan as in effect on December 31, 1997.

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

The Employer contribution account of an employee who terminates employment prior to the time that he or she is vested will be forfeited by the employee. For 1997, employee forfeitures were $77,000. Forfeitures do not affect net assets of the Plan but merely reduce future Employer contributions.

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

Option 2 In such general growth equity investments (other than Company Stock unless purchased indirectly via a mutual fund investment) as the Trustee may determine. Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines and criteria which are consistent with this Option 2. Amounts invested under Option 2 shall be invested as one fund referred to as the Growth Equity Fund.

Option 3 In such general fixed income and equity investments (other than Company Stock unless purchased indirectly via a mutual fund investment) as the Trustee may determine. Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines and criteria which are consistent with this Option 3. Amounts invested under Option 3 shall be invested as one fund referred to as the Balanced Fund.

Option 4 In such general small-cap equity investments (other than Company Stock unless purchased indirectly via a mutual fund investment) as the Trustee may determine. Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines and criteria which are consistent with this Option 4. Amounts invested under Option 4 shall be invested as one fund referred to as the Small-Cap Equity Fund.

Option 5 In such general worldwide equity investments (other than Company Stock unless purchased indirectly via a mutual fund investment) as the Trustee may determine. Such investments may be made as direct investments of the Trust or may be investments in mutual refunds which have investment guidelines and criteria which are consistent with this Option 5. Amounts invested under Option 5 shall be invested as one fund referred to as the Global Fund.

                    ANADARKO EMPLOYEE SAVINGS PLAN
              NOTES TO FINANCIAL STATEMENTS (Continued)


3.  Investment Programs (Continued)

Option 6 In such general equity index investments (other than Company Stock unless purchased indirectly via a mutual fund investment) as the Trustee may determine. Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines and criteria which are consistent with this Option 6. Amounts invested under Option 6 shall be invested as one fund referred to as the S&P 500 Index Fund.

Option 7 In such money market investments as the Trustee may determine. Such investments may be made as direct investments of the Trust or may be investments in mutual funds which have investment guidelines and criteria which are consistent with this Option 7. Amounts invested under Option 7 shall be invested as one fund referred to as the Money Market Fund.

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

As of December 31, 1997, a total of 530 Members were investing their contribubutions in the Company Stock Fund, 59 Members were investing their contributions in the Money Market Fund, 32 Members were investing their contributions in the Balanced Fund, 30 Members were investing their contributions in the Growth Equity Fund, 3 Members were investing their contributions in the S&P 500 Index Fund, 2 Members were investing their contributions in the Global Fund, 0 Members were investing their contributions in the Small-Cap Equity Fund and 566 Members were investing their contributions in a combination of funds.

A separate stock fund was established to maintain the PanEnergy Corp (formerly Panhandle Eastern Corporation)(PanEnergy) common stock received under the Plan from the PanEnergy Corp and Participating Affiliates Employees' Stock Purchase and Savings Plan in 1987. In June 1997, Duke Power Company merged with PanEnergy Corp and changed its name to Duke Energy Corporation.

                        ANADARKO EMPLOYEE SAVINGS PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)


3.  Investment Programs (Continued)

The Duke Energy/PanEnergy Stock Fund was eliminated from the Employee Savings Plan effective December 31, 1997. Participants either transferred to a different investment alternative or withdrew balances from this fund. Any remaining balance in this fund was automatically transferred to the Money Market Fund on December 31, 1997.

Member Loans Receivable The amount of a member's loan may not be more than the lesser of (1) 50% of the member's vested account balance, or (2) $50,000 less the highest outstanding loan balance in the previous 12 months. Loan terms range from one to five years. The loans are secured by the balance in the member's account and bear interest at a rate fixed for the life of the loan. The interest rate is determined to be the prime interest rate plus 1% as reported in the Wall Street Journal on the first business day of the quarter preceding the date the loan was requested. Interest rates for current outstanding loans range from 6% to 10%. Principal and interest are paid ratably through monthly or semi-monthly payroll deductions.

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

                        ANADARKO EMPLOYEE SAVINGS PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)


5. Net Realized Gain (Loss) on Investments

The net realized gain (loss) on investments for the year ended December 31, 1997 was computed as follows:

                            Duke Energy/
                 Company     PanEnergy    Growth Equity    Balanced
thousands       Stock Fund  Stock Fund        Fund           Fund

Total proceeds     $12,035      $4,887          $13,859      $4,881
Total costs         11,921       4,253           11,500       4,593
Net realized
  gain             $   114      $  634          $ 2,359      $  288

                                                            (Continued)

                 Small-Cap      Global         S&P 500
thousands       Equity Fund       Fund       Index Fund       Total
(Continued)
Total proceeds         $69        $157             $163     $36,051
Total costs             71         164              165      32,667
Net realized
  gain (loss)          $(2)       $ (7)            $ (2)    $ 3,384

                        ANADARKO EMPLOYEE SAVINGS PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)


 6.  Net Unrealized Appreciation (Depreciation) in Fair Value of Investments

 A reconciliation of net unrealized appreciation (depreciation) in fair value of investments at the beginning and end of 1997 and the changes therein are as follows:

                                                   Duke Energy/
                                       Company       PanEnergy   Growth Equity   Balanced
thousands                             Stock Fund    Stock Fund        Fund         Fund
Net appreciation in fair value of
  investments at January 1, 1997         $24,068        $2,246           $  56    $   667
Sales and purchases
  during 1997                             (4,076)       (2,246)            (56)      (218)
Net appreciation (depreciation)
  in fair value of investments
  during 1997                             (2,861)          ---            (605)       551
Net appreciation (depreciation)
  in fair value of investments
  at December 31, 1997                   $17,131        $  ---           $(605)   $ 1,000

                                                                            (Continued)

                                      Small-cap       Global         S&P 500
                                     Equity Fund       Fund         Index Fund      Total
Net appreciation in fair value of
  investments at January 1, 1997           $---           $---            $---    $27,037
Sales and purchases
  during 1997                               ---            ---             ---     (6,596)
Net appreciation (depreciation)
  in fair value of investments
  during 1997                               (50)           (97)             11     (3,051)
Net appreciation (depreciation)
  in fair value of investments
  at December 31, 1997                     $(50)          $(97)           $ 11    $17,390


                   ANADARKO EMPLOYEE SAVINGS PLAN
              NOTES TO FINANCIAL STATEMENTS (Continued)


7.   Subsequent Events

On April 30, 1998, the Board of Directors of Anadarko approved a two-for-one stock split, to be effected in the form of a 100 percent stock dividend. The distribution date is July 1, 1998 to stockholders of record on June 15, 1998.

                  INDEPENDENT AUDITORS' REPORT



The Administrative Committee
Anadarko Employee Savings Plan:

We have audited the accompanying statements of net assets available for benefits (with fund information) of the Anadarko Employee Savings Plan (the Plan), as of December 31, 1997 and 1996 and the related statement of changes in net assets available for benefits (with fund information), for the year ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits (with fund information) of the Plan as of December 31, 1997 and 1996 and the changes in net assets available for benefits (with fund information), for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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

[KPMG Peat Marwick LLP]



Houston, Texas
June 12, 1998

                                                          Schedule I

                    ANADARKO EMPLOYEE SAVINGS PLAN
      Item 27a - Schedule of Assets held for Investment Purposes
                          December 31, 1997


                                      Shares/Par                Fair
Description                             Value       Cost       Value
thousands except number of shares
Common Stock:
  Anadarko Petroleum Corporation*      1,301,236   $61,838   $ 78,969

Mutual Funds:
  Scudder Growth and Income              305,939     8,966      8,361
  George Putnam                          530,843     8,545      9,545
  Franklin Balance Sheet
    Investment                            27,416       970        920
  Janus Worldwide                         28,691     1,181      1,084
  Vanguard Index 500                      15,269     1,364      1,375
                                                    21,026     21,285

Money Market - National Prime
  Fund                                12,043,861    12,044     12,044
Member Loans* (6% to 10%
  interest rates)                            ---     3,849      3,849

                                                   $98,757   $116,147

*Party-in-interest

                                                                 Schedule IV

                         ANADARKO EMPLOYEE SAVINGS PLAN
                 Item 27d - Schedule of Reportable Transactions
                      For the Year Ended December 31, 1997


                               Number of       Price/    Expenses   Historical    Fair      Net Realized
Description                   Transactions    Proceeds    Incurred     Cost      Value          Gain
thousands except number
  of transactions
Purchases:
  Anadarko Petroleum
   Corporation Common Stock*       78         $27,615         $ 26   $   ---   $   ---          $  ---
  Mutual Fund - Scudder
   Growth and Equity               20         $10,565         $---   $   ---   $   ---          $  ---
  Money Market - Nations
   Prime Fund                     334         $54,378         $---   $   ---   $   ---          $  ---

Sales:
  Anadarko Petroleum
    Corporation Common Stock*      29         $11,327         $ 10   $ 7,206   $10,688          $  639
  Mutual Fund - American
    20th Century                   52         $12,243         $---   $ 9,804   $ 9,861          $2,382
  Money Market - Nations
    Prime Fund                    324         $61,151         $---   $61,151   $61,151          $  ---

"Reportable transactions" represent a single or series of related transactions that exceeds 5% of the fair market value of Plan assets at the beginning of the year.


*Party-in-interest