Form 10-Q
period 1998-06-30
ANADARKO PETROLEUM CORP
filed 1998-08-14
CIK 773910

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended June 30, 1998
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

     The number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1998 is shown below:

                                               Number of Shares
                Title of Class                   Outstanding

     Common Stock, $0.10 par value per share     120,082,837

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                               Three Months Ended   Six Months Ended
thousands except                     June 30             June 30
  per share amounts              1998       1997     1998      1997
Revenues
Gas sales                      $ 87,671  $ 83,147  $181,190  $190,198
Oil and condensate sales         31,581    39,926    62,979    82,521
Natural gas liquids and other    18,274    15,929    40,358    37,628
Total                           137,526   139,002   284,527   310,347

Cost and Expenses
Operating expenses               38,649    33,456    78,906    66,311
Administrative and general       21,722    17,152    42,964    34,187
Depreciation, depletion and
  amortization                   48,387    47,922    99,724    93,261
Other taxes                       8,486    10,701    19,316    23,614
Total                           117,244   109,231   240,910   217,373

Operating Income                 20,282    29,771    43,617    92,974

Interest Expense                 13,778     7,967    26,136    17,205

Income before Income Taxes        6,504    21,804    17,481    75,769

Income Taxes                      2,163     8,030     6,125    27,561

Net Income                     $  4,341  $ 13,774  $ 11,356  $ 48,208

Preferred Stock Dividends         1,638       ---     1,638       ---

Net Income Applicable to
  Common Stockholders          $  2,703  $ 13,774  $  9,718  $ 48,208

Per Common Share
Net income - basic             $   0.02  $   0.12  $   0.08  $   0.40
Net income - diluted           $   0.02  $   0.11  $   0.08  $   0.40
Dividends                      $   0.05  $ 0.0375  $ 0.0875  $  0.075
Average Number of Common
  Shares Outstanding            120,049   119,280   119,942   119,252




     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (Unaudited)



                                             June 30,   December 31,
thousands                                      1998         1997
ASSETS
Current Assets
Cash and cash equivalents                   $   29,679    $    8,907
Accounts receivable                            153,417       177,157
Inventories, at average cost                    29,863        28,564
Prepaid expenses                                 3,387         4,366
Total                                          216,346       218,994

Properties and Equipment
Original cost                                5,121,345     4,669,251
Less accumulated depreciation, depletion
  and amortization                           2,003,798     1,914,472
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                 3,117,547     2,754,779

Deferred Charges                                26,490        18,692

                                            $3,360,383    $2,992,465






















     See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED BALANCE SHEET (continued)
                              (Unaudited)

                                               June 30,  December 31,
thousands                                        1998        1997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                            $  168,906   $  202,822
  Banks                                          23,633       22,102
Accrued expenses
  Interest                                       14,308       13,607
  Taxes and other                                17,284       13,799
Total                                           224,131      252,330

Long-term Debt                                1,139,426      955,733

Deferred Credits
Deferred income taxes                           551,200      546,792
Other                                           124,929      120,830
Total                                           676,129      667,622

Stockholders' Equity
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000
  and no shares issued as of June 30, 1998
  and December 31, 1997, respectively)          200,000          ---
Common stock, par value $0.10
  (200,000,000 shares authorized,
  122,069,722 and 121,771,988 shares issued
  as of June 30, 1998 and December 31,
  1997, respectively)                            12,207        6,134
Paid-in capital                                 357,078      353,125
Retained earnings (as of June 30, 1998,
  $670,697,000 was not restricted as to
  the payment of dividends)                     827,981      828,787
Deferred compensation                            (9,443)     (11,203)
Executives and Directors Benefit Trust,
  at market value (2,000,000 shares as of
  June 30, 1998 and December 31, 1997)          (67,125)     (60,063)
Treasury stock (9 shares as of
  June 30, 1998)                                     (1)         ---
Total                                         1,320,697    1,116,780

                                             $3,360,383   $2,992,465



      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                  Six Months Ended
                                                     June 30
thousands                                        1998         1997
Cash Flow from Operating Activities
Net income                                    $ 11,356     $ 48,208
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation, depletion and amortization    99,724       93,261
    Amortization of restricted stock               574          953
    Deferred U.S. income taxes                   5,918       18,456
                                               117,572      160,878
    Decrease in accounts receivable             23,740       80,025
    Increase in inventories                     (1,299)      (3,560)
    Decrease in accounts payable - trade and
      other and accrued expenses               (29,730)     (72,256)
    Other items - net                           (3,095)          18
Net cash provided by operating activities      107,188      165,105

Cash Flow from Investing Activities
Additions to properties and equipment         (467,745)    (309,265)
Proceeds from the sale of assets to be
  leased, net                                      ---       87,900
Sales and retirements of properties
  and equipment                                  5,253        2,843
Net cash used in investing activities         (462,492)    (218,522)

Cash Flow from Financing Activities
Additions to debt                              283,693       72,000
Retirements of debt                           (100,000)     (11,076)
Issuance of preferred stock                    195,809          ---
Increase (decrease) in accounts payable,
  banks                                          1,531       (3,216)
Dividends paid                                 (12,162)      (8,954)
Issuance of common stock                         7,206        6,344
Purchase of treasury stock                          (1)        (140)
Net cash provided by financing activities      376,076       54,958

Net Increase in Cash and Cash Equivalents       20,772        1,541

Cash and Cash Equivalents at Beginning
  of Period                                      8,907       14,601

Cash and Cash Equivalents at End of Period    $ 29,679     $ 16,142



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

2.Inventories     Materials and supplies and natural gas inventory are
stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average-cost method. Oil inventory is stated at market value. The major classes of inventories are as follows:

                                          June 30,     December 31,
thousands                                   1998           1997
Materials and supplies                     $24,818         $27,332
Natural gas                                  3,702           1,232
Oil                                          1,343             ---
                                           $29,863         $28,564

3.Properties and Equipment     Oil and gas properties include costs of
$410,018,000 and $343,789,000 at June 30, 1998 and December 31, 1997,
respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.Long-term Debt     A summary of long-term debt follows:

                                          June 30,     December 31,
thousands                                   1998           1997
Commercial Paper                         $  228,426       $125,733
Notes Payable, Banks                        111,000         30,000
8 3/4% Notes due 1998                           ---        100,000
8 1/4% Notes due 2001                       100,000        100,000
6 3/4% Notes due 2003                       100,000        100,000
5 7/8% Notes due 2003                       100,000        100,000
7 1/4% Debentures due 2025                  100,000        100,000
7% Debentures due 2027                      100,000        100,000
6.625% Debentures due 2028                  100,000           ---
7.73% Debentures due 2096                   100,000        100,000
7 1/4% Debentures due 2096                  100,000        100,000
                                         $1,139,426       $955,733

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


4.  Long-term Debt (continued)

The commercial paper and notes payable to banks have been classified as long-term debt in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko's Bank Credit Agreements.

In January 1998, Anadarko issued $100,000,000 principal amount of
6.625% Debentures due 2028. The proceeds were used to fund capital spending projects in core operating areas.

In March 1998, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $500,000,000 in debt and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings. In May 1998, $200,000,000 in preferred stock was issued under the shelf registration statement. (See Note 5).

In April 1998, the Company's Revolving Credit and 364-Day Credit Agreements were amended. The Revolving Credit Agreement was amended to increase the number of commercial banks in the group from eight to nine. The 364-Day Credit Agreement was amended as follows: the principal amount of the Agreement was increased from $125,000,000 to $175,000,000; the number of commercial banks in the group was changed from eight to nine; and the expiration date of the Agreement was extended for 10 months.

5. Preferred Stock    On May 7, 1998, Anadarko issued $200,000,000 of
5.46% Series B Cumulative Preferred Stock in the form of two million depositary shares, each depositary share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The Preferred Stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


5. Preferred Stock (continued)

Anadarko has the option to redeem the shares at $100 per depositary share on or after May 15, 2008. Holders of the shares are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per depositary share. The proceeds from the offering were used to reduce commercial paper and bank borrowings and provide capital for Anadarko's 1998 capital expenditures. The Preferred Stock was issued under the Company's shelf registration statement.

6. Common Stock     On April 30, 1998, the Board of Directors approved
a two-for-one stock split, to be effected in the form of a stock dividend. The distribution date was July 1, 1998 to stockholders of record on June 15, 1998. All share and per share information has been restated to reflect the stock split.

For the second quarter of 1998, dividends of $0.05 per share were paid to holders of common stock. Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings of $670,697,000 and $466,780,000 were not restricted as to the payment of dividends at June 30, 1998 and December 31, 1997, respectively.

The Company's basic earnings per share amounts have been computed based on the average number of common shares outstanding. Diluted earnings per share amounts include the effect of the Company's outstanding stock options under the treasury stock method.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)

6. Common Stock (continued)

The following tables illustrate the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for income related to the unexercised stock options outstanding for the three and six months ended June 30, 1998 and 1997, respectively.

                           Three Months Ended        Three Months Ended
                              June 30, 1998            June 30, 1997
thousands except                         Per Share                Per Share
 per share amounts       Income   Shares  Amount   Income   Shares  Amount
Basic earnings per
  share
Income available to
  common stockholders    $2,703  120,049   $0.02  $13,774  119,280   $0.12
Stock options               ---      945              ---      771

Diluted earnings per
  share
Income available to
  common stockholders
  and assumed
  conversion             $2,703  120,994   $0.02  $13,774  120,051   $0.11

                            Six Months Ended          Six Months Ended
                              June 30, 1998             June 30, 1997
thousands except                         Per Share                Per Share
 per share amounts       Income   Shares  Amount   Income   Shares  Amount
Basic earnings per
  share
Income available to
  common stockholders    $9,718  119,942   $0.08  $48,208  119,252   $0.40
Stock options               ---      821              ---      827

Diluted earnings per
  share
Income available to
  common stockholders
  and assumed
  conversion             $9,718  120,763   $0.08  $48,208  120,079   $0.40

7.     Statement of Cash Flows Supplemental Information     The amounts
of cash paid (received) for interest (net of amounts capitalized)
and income taxes are as follows:
                                                  Six Months Ended
                                                      June 30
thousands                                           1998     1997
Interest                                          $26,215  $17,423
Income taxes                                      $(6,516) $10,903

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8. Operating Expenses     Operating expenses by category are as
follows:
                            Three Months Ended    Six Months Ended
                                  June 30             June 30
thousands                     1998       1997       1998     1997
Oil and gas                 $21,781     $20,398   $42,720  $38,416
Plant, gathering and
  marketing                  16,868      13,058    36,186   27,895
                            $38,649     $33,456   $78,906  $66,311

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

Numerous parties filed appeals of FERC's action in the D.C. Circuit. Anadarko, together with other natural gas producers, challenging the FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, did qualify for reimbursement under the NGPA; and, (2) FERC's ruling should, in any event, have been applied prospectively. Other parties separately challenged FERC's orders on the grounds that FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


9. Kansas Ad Valorem Tax (continued)

The D.C. Circuit issued its decision on August 2, 1996 which held that producers must make refunds of all Kansas ad valorem taxes collected with respect to production since October 1983. Petitions for rehearing were denied November 6, 1996. The Company, along with other producing companies, subsequently filed a petition for writ of certiorari with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills rendered on or after June 28, 1988 (the effective date originally selected by FERC). Williams Natural Gas Company filed a cross-petition for certiorari seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.

Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date and assuming that the October 1983 effective date remains in effect, is about $40,900,000 (pre-tax) as of June 30, 1998.

FERC Proceedings     The Company, along with other producing companies,
filed a petition for adjustment with FERC on May 12, 1997. In so doing, the Company sought waiver of all interest which might otherwise be due. The total interest at issue is about $26,400,000 (pre-tax) as of June 30, 1998. On September 10, 1997, FERC denied the petition for adjustment. FERC also established initial refund procedures. In so doing, FERC held that refunds were due for all tax bills rendered after October 4, 1983, rather than for production attributable to the period after October 4, 1983. (The estimate set forth above is based on FERC's interpretation of the starting date for refunds. This issue is presently pending on appeal, however). On January 28, 1998, FERC denied rehearing, but granted first sellers the right to escrow funds in dispute by a separate order (the "Order Clarifying Procedures"). By order dated February 26, 1998, in response to producers' requests and Anadarko's particular request based on the litigation with PanEnergy referenced below, FERC granted first sellers the right to secure a surety bond instead of placing cash in escrow. Requests for rehearing of this order are pending before FERC.

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

On March 4, 1998, FERC granted rehearing of its Order Clarifying Procedures dated January 28, 1998, solely for purposes of further consideration. No substantive guidance was offered to the parties in the March 4, 1998 order granting rehearing. On June 3, 1998, FERC denied the relief sought in the motion for rehearing. FERC held that it was permissible for producers to adjust pipeline statements of refunds due to reflect refund amounts attributable to other working interest owners, amounts associated with uncollectible royalty interest, and amounts associated with sales made below applicable FERC set maximum lawful prices. Adjustments associated with the disputed starting date for refunds, refunds associated with payments made to pipeline purchasers who did not pass through such charges to their customers, related interest payment adjustments and amounts associated with the so-called "gross up" or tax on tax feature of the Kansas tax were deemed "impermissible." In addition, claims for a generic waiver of interest on refunds due were denied. Additional pipeline specific refund procedures were established for all affected pipelines, including Panhandle. Requests for rehearing of this order have been denied. An appeal has been filed. Requests for rehearing of related orders may be filed.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


9. Kansas Ad Valorem Tax (continued)

If FERC should change or clarify its policy regarding the availability or scope of a first sellers' right to bond or escrow disputed amounts, either on its own motion or in response to pending requests from adverse parties, or if FERC should reject the Company's legal defenses, the Company could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy) pending further potential review by FERC or courts. However, a FERC order issued February 26, 1998 involving refunds paid by another producer to Northern Natural Gas Company indicates that, if a producer prevails in subsequent legal challenges, the producer may recoup amounts paid directly from the pipeline itself, even if the pipeline already distributed refunds to the pipeline's customers. Requests for rehearing of this order are pending.

The Company intends to comply fully with all lawful orders issued by FERC, without waiver of any claim of right or any defense or the right to seek judicial review or intervention.

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

On March 9, 1998 and March 10, 1998, the Company filed several compliance filings with FERC paying undisputed amounts billed by pipelines and bonding amounts in dispute. The entire refund claim by Panhandle Eastern Pipe Line Company, a PanEnergy affiliate, was disputed, and the Company posted a surety bond for the amount in controversy of $25,125,000.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


9. Kansas Ad Valorem Tax (continued)

PanEnergy Litigation     On May 13, 1997, the Company filed a lawsuit
in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pre-tax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $25,400,000 (pre-tax) as of June 30, 1998. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 19, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction. On May 4, 1998, the Company filed a complaint against PanEnergy at FERC, requesting that FERC either refer the proceeding back to the federal court or resolve the matters in dispute. PanEnergy has submitted an answer in opposition. The matter is still pending before FERC.

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

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


10. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of June 30, 1998 and December 31, 1997, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

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

Overview of Operating Results

  For the second quarter of 1998, Anadarko's net income applicable to common stockholders was $2.7 million (two cents per share). Revenues for the second quarter of 1998 were $137.5 million. By comparison, net income for the second quarter of 1997 was $13.8 million (12 cents per share) on revenues of $139.0 million. The decrease in net income and revenues is due to significantly lower oil prices and lower natural gas volumes during the 1998 second quarter, partially offset by higher oil production volumes. Net income for the second quarter of 1998 also reflects slightly higher costs and expenses, higher interest expense and preferred stock dividends.

     For the first half of 1998, Anadarko's net income applicable to common stockholders was $9.7 million (eight cents per share).
Revenues for the first six months of 1998 were $284.5 million. By comparison, net income for the first half of 1997 was $48.2 million (40 cents per share) on revenues of $310.3 million. The decrease in net income and revenues reflects significantly lower commodity prices for oil, gas and natural gas liquids (NGLs), partially offset by higher production volumes. Net income also reflects higher costs and expenses, higher interest expense and preferred stock dividends during the first half of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following table shows the Company's volumes and average prices for the three and six months ended June 30, 1998 and 1997:

                                      Three Months Ended
                                            June 30          % Increase
                                       1998         1997      (Decrease)

Natural gas, Bcf                       42.2         43.8           (4)
Average daily volumes, MMcf/d           463          481           (4)
Price per Mcf                         $1.98        $1.85            7

Crude oil and condensate, MBbls       2,680        2,249           19
Average daily volumes, MBOD              29           25           19
Price per barrel                     $11.54       $17.48          (34)

Natural gas liquids, MBbls            1,569        1,032           52
Average daily volumes, MBOD              17           11           52
Price per barrel                     $10.90       $13.45          (19)

                                      Six Months Ended
                                           June 30          % Increase
                                       1998        1997      (Decrease)

Natural gas, Bcf                       86.2         86.1            -
Average daily volumes, MMcf/d           476          476            -
Price per Mcf                         $2.00        $2.24          (11)

Crude oil and condensate, MBbls       4,932        4,251           16
Average daily volumes, MBOD              28           23           16
Price per barrel                     $12.21       $18.94          (36)

Natural gas liquids, MBbls            3,273        2,263           45
Average daily volumes, MBOD              18           13           45
Price per barrel                     $11.31       $14.65          (23)
__________________
See "Natural Gas Volumes and Prices" and "Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices".

Costs and expenses during the second quarter of 1998 were $117.2 million, an increase of seven percent compared to $109.2 million for the second quarter of 1997. The increase is primarily due to higher operating expenses related to revised NGLs contracts that provide for processing through third-parties and higher administrative and general expenses associated with the Company's growing workforce, offset slightly by lower other taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


For the first six months of 1998, costs and expenses totaled $240.9 million, an increase of 11 percent compared to $217.4 million for the first six months of 1997. The increase is primarily due to higher operating expenses related to revised NGLs contracts that provide for processing through third-parties, higher administrative and general expense associated with the Company's growing workforce and higher depreciation, depletion and amortization (DD&A) expense related to the increase in production volumes.

Interest expense for the second quarter of 1998 increased 73 percent to $13.8 million compared to $8.0 million for the second quarter of 1997. For the first six months of 1998, interest expense was $26.1 million, an increase of 52 percent compared to $17.2 million for the same period of 1997. The increases in interest expense are primarily due to higher levels of long-term debt in 1998 compared to 1997.

Natural Gas Volumes and Prices     Anadarko's natural gas production
during the second quarter of 1998 was 42.2 billion cubic feet (Bcf) or 463 million cubic feet per day (MMcf/d). This represents a slight decrease over second quarter 1997 gas production of 43.8 Bcf or 481 MMcf/d. The decrease in gas volumes is partly due to annual allowable testing in the Hugoton Embayment and curtailments due to allowables in the West Pannhandle Field of Texas. Anadarko's average wellhead price for natural gas in the second quarter of 1998 was $1.98 per thousand cubic feet (Mcf) compared to $1.85 per Mcf in the same period of 1997.

Anadarko's natural gas production in the first half of 1998 was flat compared to the same period of 1997. During the first half of 1998, Anadarko produced 86.2 Bcf of gas or 476 MMcf/d. During the period, average natural gas wellhead prices decreased 11 percent to $2.00 per Mcf compared to $2.24 per Mcf in the same period of 1997.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices During the second quarter of 1998, Anadarko's oil volumes increased 19 percent to 2.7 million barrels (MMBbls) or 29 thousand barrels (MBbls) per day compared to 2.2 MMBbls or 25 MBbls per day in the same period of 1997. The increase in oil volumes is partly due to higher production from the Mahogany Field in the Gulf of Mexico and first oil production from the Company's Hassi Berkine South Field in Algeria. Algerian oil production began May 4, 1998 and totaled about 450,000 barrels (gross) through the end of the second quarter of 1998. Higher oil production volumes were offset by a 34 percent decrease in oil prices during the second quarter of 1998. Anadarko's average oil price in the second quarter of 1998 was $11.54 per barrel compared to $17.48 per barrel in the same period of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko's oil production in the first half of 1998 increased 16 percent over the same period in 1997. The 1998 oil volumes to date total 4.9 MMBbls or 28 MBbls per day compared to 4.3 MMBbls or 23 MBbls per day in the first half of 1997. The significant increase in oil volumes is partly due to higher production from the Mahogany Field and first oil production from Algeria. Average oil prices, however, decreased 36 percent during the first half of 1998 to $12.21 per barrel compared to $18.94 per barrel in the first half of 1997.

Anadarko's NGLs sales volumes in the second quarter of 1998 increased 52 percent to 1.6 MMBbls or 17 MBbls per day compared to 1.0 MMBbls or 11 MBbls per day in the same period of 1997. Higher volumes were partly offset by 19 percent lower NGLs prices, averaging $10.90 per barrel in the second quarter of 1998 compared to $13.45 per barrel in the same period of 1997.

NGLs volumes in the first half of 1998 increased 45 percent to 3.3 MMBbls or 18 MBbls per day. This compares to production of 2.3 MMBbls or 13 MBbls per day in the same period of 1997. The significant increase in volumes was partly offset by a 23 percent decrease in NGLs prices during the first half of 1998. Anadarko's average NGLs price was $11.31 per barrel in the first half of 1998 compared to $14.65 per barrel in the same period of 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at June 30, 1998 and December 31, 1997 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis, the Company evaluates the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a ten percent adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at June 30, 1998 and December 31, 1997 does not have a material adverse effect on the financial position or results of operations of the Company.

The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's interest rate swap agreement. Based upon an analysis, utilizing the actual interest rates in effect as of June 1998 and December 1997, and assuming a ten percent increase in interest rates, the potential decrease in the fair value of the derivative interest swap instrument at June 30, 1998 and December 31, 1997 does not have a material effect on the financial position or results of operations of the Company.

Capital Expenditures, Liquidity and Dividends

During the first six months of 1998, Anadarko's capital spending
(including capitalized interest and overhead) was $467.7 million compared to $309.3 million in the same period of 1997.

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

In April 1998, the Board of Directors approved a two-for-one stock split. The stock split was effected by way of a stock dividend. The distribution date was July 1, 1998 to stockholders of record on June 15, 1998.

In May 1998, Anadarko issued $200 million of 5.46% Series B Cumulative Preferred Stock in the form of two million depositary shares, each depositary share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The Preferred Stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company.

Anadarko has the option to redeem the shares at $100 per depositary share on or after May 15, 2008. Holders of the shares are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per depositary share. The proceeds from the offering were used to reduce commercial paper and bank borrowings and provide capital for Anadarko's 1998 capital expenditures. The Preferred Stock was issued under the Company's shelf registration statement.

Anadarko's Board of Directors declared a quarterly dividend of $0.05 per share of common stock outstanding. The dividend is payable on September 23, 1998 to stockholders of record on September 9, 1998.
Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings of $670,697,000 were not restricted as to the payment of dividends at June 30, 1998. The amount of future dividend payments will depend on the Company's earnings, financial condition, capital requirements and other factors and will be determined by the Board on a quarterly basis.

Exploration and Development Activities

During the second quarter of 1998, Anadarko participated in a total of 95 wells, including 49 oil wells, 34 gas wells and 12 dry holes. This compares to a total of 149 wells, including 91 oil wells, 42 gas wells and 16 dry holes during the second quarter of 1997. For the first six months of 1998, Anadarko participated in a total of 204 wells, including 115 oil wells, 66 gas wells and 23 dry holes. This compares to a total of 275 wells, including 166 oil wells, 82 gas wells and 27 dry holes during the first six months of 1997. Following is a description of activity during the first half of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Gulf of Mexico     In July 1998, Anadarko announced a significant crude
oil and natural gas discovery in its "sub-salt" exploration program. The Tanzanite discovery is located in the Gulf of Mexico at Eugene Island South Addition Block 346 in 314 feet of water about 75 miles offshore Louisiana. Tanzanite encountered more than 450 feet of continuous hydrocarbon pay. An extensive suite of well logs has been run on the reservoir, which confirms a major accumulation of hydro-carbons and shows excellent porosity of about 30 percent. Extensive 3-D seismic data indicate a productive reservoir extent of about 1,000 acres. Based on all of the available information to date, Anadarko believes this reservoir contains at least 140 million energy equivalent barrels of reserves. Three additional shallower pay zones totaling approximately 70 feet of net pay are present in the wellbore. Rowan has been contracted to immediately drill a field delineation well.

Further drilling on the prospect could significantly increase the size of these estimates by increasing the aerial extent of the main reservoir and determining the extent of the other pay zones. Plans for the construction of a production platform are underway. Anadarko owns a 100-percent working interest in the Tanzanite Field.

Also in July, the East Cameron 157 A-7 exploratory well was announced, flowing 40 MMcf/d of gas and 1,129 barrels of condensate per day
(BCPD). The A-7 well encountered new reserves that were fault separated from the main field reservoir. Also from East Cameron 157, two wells were recompleted -- the A-4 well tested 25.4 MMcf/d of gas and 557 BCPD and the A-3 well produced 4.9 MMcf/d of gas and 245 BCPD. Current production from the platform is 70 MMcf/d and 1,700 BCPD. Anadarko has a 100-percent working interest in East Cameron 157.

During May 1998, the Matagorda Island 623 No. A-4 well tested at 11 MMcf/d of gas and 58 BCPD. The Company has a 37.5-percent working interest in the Amoco-operated field. A new pipeline is under construction that will bring an additional 60 MMcf/d of gas to market and should be completed in August 1998. At that time, platform capacity will be over 400 MMcf/d. Current production is averaging about 300 MMcf/d of gas.

Also in May, the A-4 well at the Phillips-operated Mahogany platform (Ship Shoal Block 349/359) was placed on production flowing 10,292 BOPD and 17 MMcf/d of gas. Production from Mahogany is currently 15,000 BOPD and 30 MMcf/d of gas. A seventh well is being completed and another development well is planned for later this year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


At High Island Block A-376, Anadarko completed the B-4 well, the Company's first horizontal well from an offshore platform. The well flowed 20 MMcf/d of gas. A second extended reach well, the B-5, was drilled and tested at 7 MMcf/d of gas. Anadarko owns a 100-percent working interest in the B-5 well. A gas compressor package is currently under construction and should be operational later this year. Platform production is currently 8 MMcf/d of gas and 2,100 BCPD. Anadarko has a 33.8-percent working interest in the field.

East Texas' Bossier Sand Play     Six company-operated rigs are
currently running in the Dew Field of Freestone County, Texas where Anadarko has completed 35 wells to date and achieved a 100-percent success rate. Anadarko owns more than 16,000 acres in the Bossier Sand Play, which is now the Company's third largest onshore gas field. Current Field production is 35 MMcf/d of gas. Noteworthy among the completions at mid-year are:

      Johnson "A" No. 2 (7.1 MMcf/d of gas)
      McAdams "A" No. 1 (5.4 MMcf/d of gas)
      Black "A" No. 3 (4.9 MMcf/d of gas)
      Black "A" No. 6 (4.4 MMcf/d of gas)
      Alma Moore No. 3 (3.3 MMcf/d of gas, 10 BCPD)
      Johnson "A" No. 3 (3.2 MMcf/d of gas, 10 BCPD)
      McAdams "A" No. 2 (2.1 MMcf/d of gas)
      English No. 3 (9.5 MMcf/d of gas)

Algeria     Anadarko received its Exploitation License for the Hassi
Berkine South Field in May 1998. Located on Block 404 in the Sahara Desert of Algeria, production from the Field started on May 4, 1998. This was the Company's first production from Algeria. Gross production during the second quarter was 450,000 barrels. During the start up phase for the central production facility, production has ranged from 6,000 BOPD to 30,000 BOPD.

At the end of July 1998, Anadarko had five company-operated rigs running in Algeria: Block 208 - EMN-2, EMN-3; EME-4, and Block 404 - BKNE-2; HBNS-8. In addition, one outside-operated rig is drilling the Qoubba No. 2 well. The Company expects to drill over 40 company-operated wells in Algeria during 1998 -- more than the total number of wells that Anadarko has drilled since entering the country in 1989.

Eritrea     On July 8, 1998, Anadarko began drilling its Bulissar
prospect on the Zula Block in the Red Sea. Santa Fe International's
Key Manhattan rig is being used for the operation and was at a depth of about 800 meters at the end of July. Following Bulissar, Anadarko plans to drill two additional wells in 1998. Anadarko is operator for its Eritrean program with a 50-percent interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Hugoton Embayment     In the first half of 1998, Anadarko has announced
results from its first seven wells completed as part of a delineation drilling program in the Archer Field of Seward County, Kansas. Combined production totaled 1,540 BOPD and 1.1 MMcf/d of gas. The Archer Field exploitation program targets the St. Louis formation, which has traditionally been very difficult to image with conventional seismic. Anadarko is using 3-D seismic to develop oil and gas reserves below shallow producing zones in the Hugoton Embayment, as well as extend the limits of the Archer Field. Anadarko owns a 100-percent working interest in the Archer Field. Some of the more significant Archer Field completions in the first six months of the year include:

      Downs A-1 (354 BOPD, 279 Mcf/d of gas)
      Boles F-1 (200 BOPD)
      Boles F-2 (291 BOPD, 170 Mcf/d of gas)
      Boles F-3 (287 BOPD, 100 Mcf/d of gas)

The following wells were among several significant completions in the Hugoton Embayment during the first half of 1998. Anadarko owns a 100-percent working interest in each.

      Lemon Trust B-2, Condit Field (2.0 MMcf/d of gas)
      Box A-1, Condit Field (1.5 MMcf/d of gas)
      Schneider Alley A-1, Liberal SE Field (1.0 MMcf/d of gas)
      Blackmer A-3, Condit Field (386 BOPD, 276 Mcf/d of gas)
      Malin B-1, Fedder Southwest Field (1.0 MMcf/d of gas)
      Milhon B-1, Fedder Southwest Field (1.6 MMcf/d of gas)
      Taylor B-2, Gentzler SW Field (2.0 MMcf/d of gas)
      The USA Barker A-3, Berryman Richfield Field (2.5 MMcf/d of gas) Leathers Land A-4, Eubank Field (168 BOPD)

In the Light Field of Beaver County, Oklahoma, the Trader A-1 well flowed 2.2 MMcf/d of gas. Anadarko owns a 72-percent working interest in the well. In a nearby field, the Smith AC-1 tested 1.7 MMcf/d of gas and the Harryman A-1 tested 2.9 MMcf/d of gas. The Company has a 100-percent working interest in both basal Chester producers.

Central Oklahoma    Among the Golden Trend wells placed on production
during the second quarter of 1998, was the Lance "A" No. 3-33 well in the Bradley Field, which tested 2.6 MMcf/d of comingled gas from four zones. Additional completions include: the Jack Hammer No. 2-31 well (1.2 MMcf/d of gas, 110 BOPD); the Manatt A-2 well (1.1 MMcf/d of gas, 160 BOPD); and, the EXPH 2-31 well (736 Mcf/d of gas, 83 BOPD).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Permian Basin     In response to lower oil prices, Anadarko has
deferred some drilling projects into 1999. Anadarko drilled about 70 wells in the Permian Basin during the first half of 1998. Efforts have concentrated on continuing development of the Ketchum Mountain (Clearfork) Field and on secondary recovery operations in the TXL North and South Fields. Anadarko has a 100-percent working interest in the wells.

Year 2000

Anadarko has established a Year 2000 Compliance Task Force with representatives from every major department company wide. The focus of the Task Force is to ensure that the Company has assessed the impact of the year 2000 on its computer systems and other operations and has devised plans to prepare for the millennium change.

The Company has instituted a program designed to minimize risk to our operations and to ensure that all material systems and procedures will handle the year 2000 change. This coordinated program of work involves completing a variety of compliance steps including implementing appropriate hardware and software upgrades and thoroughly testing mission critical applications. In addition, the Company is assessing risks associated with significant third parties whose products or business relations with the Company may raise year 2000 concerns.

To date, there have not been any material expenditures of the year 2000 implementation and the Company does not believe that any material expenditures will be required to complete the program. The Company expects that all significant systems and procedures will be compliant by the year 2000.

Changes in Accounting Principles

Pensions and Other Postretirement Benefits Reporting     Statement of
Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", amends the disclosure requirements with respect to pensions and other post-retirement benefits in annual financial statements. SFAS No. 132 does not change any of the current guidance on measurement or recognition related to these areas. The Company will adopt SFAS No. 132 for the year ended December 31, 1998.

Accounting for Derivatives     SFAS No. 133, "Accounting for Derivative
Instruments and for Hedging Activities", provides guidance for accounting for derivative instruments and hedging activities. SFAS
No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet completed an evaluation of the impact of the provisions of SFAS No. 133.

Part II.   OTHER INFORMATION


Item 1. Legal Proceedings

Kansas Ad Valorem Tax    See Note 9 of the Notes to Consolidated
Financial Statements under Part I, Financial Information, of this Form
10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

(a)  On April 30, 1998, the Company held its Annual Stockholders'
     Meeting.

(b) Messrs. Larry Barcus and James L. Bryan were re-elected as Class III directors to serve for a term of three years. Messrs. Ronald Brown, John R. Butler, Jr. and John R. Gordon will continue to serve as Class I directors and Messrs. Conrad P. Albert,
     Robert J. Allison, Jr. and John N. Seitz will continue to serve as Class II directors.

     Mr. Larry Barcus was re-elected with votes for of 49,368,011 and votes withheld of 472,235. Mr. James L. Bryan was re-elected with votes for of 49,365,029 and votes withheld of 475,217.

(c)  The stockholders approved the 1998 Director Stock Plan (the
     Plan). The purposes of the Plan are to attract and retain experienced and knowledgeable non-employee directors for the benefit of the Company and stockholders, and for such directors to acquire a proprietary interest in the Company and to further align the interests of such directors with the interest of the Company and its stockholders. A total of 29,654,343 shares of common stock voted for the Plan, 20,083,592 shares of common stock voted against the Plan and 102,311 shares of common stock abstained.

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
        Petroleum Corporation,        for quarter ended
        Dated August 28, 1986         September 30, 1986

 (b)    By-laws of Anadarko           3(b) to Form 10-Q       1-8968
        Petroleum Corporation,        for quarter ended
        as amended                    June 30, 1997

10(b)   1998 Director Stock Plan      99 - Attachment A to    1-8968
        of Anadarko Petroleum         Form 10-K for year
        Corporation, effective        ended December 31,
        January 30, 1998              1997

*12     Computation of Ratios of
        Earnings to Combined Fixed
        Charges and Preferred
        Stock Dividends

*27(a)  Financial Data Schedule

*27(b)  Restated Financial Data
        Schedules (restated to
        reflect adoption of SFAS
        No. 128, "Earnings per
        Share", and the two-for-one
        stock split effective
        July 1, 1998) for 1998
        and 1997

*27(c)  Restated Financial Data
        Schedules (restated to
        reflect adoption of SFAS
        No. 128, "Earnings per
        Share", and the two-for-one
        stock split effective
        July 1, 1998) for 1996
        and 1995

Item 6.     Exhibits and Reports on Form 8-K (continued)

(b)  Reports on Form 8-K

     A report on Form 8-K dated May 1, 1998 was filed in which the earliest event reported was April 30, 1998. This event was reported under Item 5, "Other Events".

     A report on Form 8-K dated May 6, 1998 was filed in which the earliest event reported was May 7, 1998. This event was reported under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits".

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                                 ANADARKO PETROLEUM CORPORATION
                                         (Registrant)




August 13, 1998                        [Michael E. Rose]
                             Michael E. Rose - Senior Vice President,
                               Finance and Chief Financial Officer