Form 10-Q
period 1998-09-30
ANADARKO PETROLEUM CORP
filed 1998-11-13
CIK 773910

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 1998
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

     The number of shares outstanding of the Company's common stock as of October 30, 1998 is shown below:

                                               Number of Shares
                Title of Class                   Outstanding

     Common Stock, $0.10 par value per share     120,325,896

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                               Three Months Ended   Nine Months Ended
thousands except                  September 30         September 30
  per share amounts              1998       1997     1998      1997
Revenues
Gas sales                     $ 86,253   $ 94,773  $267,443  $284,971
Oil and condensate sales        35,010     42,036    97,989   124,556
Natural gas liquids and other   18,928     21,908    59,286    59,537
Total                          140,191    158,717   424,718   469,064

Cost and Expenses
Operating expenses              41,848     39,319   120,754   105,630
Administrative and general      21,950     19,486    64,914    53,673
Depreciation, depletion and
  amortization                  51,562     51,062   151,286   144,323
Other taxes                      9,116     10,720    28,432    34,333
Total                          124,476    120,587   365,386   337,959

Operating Income                15,715     38,130    59,332   131,105

Interest Expense                14,991     11,452    41,127    28,657

Income before Income Taxes         724     26,678    18,205   102,448

Income Taxes                       260      9,586     6,385    37,148

Net Income                    $    464   $ 17,092  $ 11,820  $ 65,300

Preferred Stock Dividends        2,730        ---     4,368       ---

Net Income (Loss) Available
 to Common Stockholders       $ (2,266)  $ 17,092  $  7,452  $ 65,300

Per Common Share
Net income (loss)- basic      $  (0.02)  $   0.14  $   0.06  $   0.55
Net income (loss)- diluted    $  (0.02)  $   0.14  $   0.06  $   0.54
Dividends - common            $   0.05   $ 0.0375  $ 0.1375  $ 0.1125
Average Number of Common
  Shares Outstanding           120,140    119,484   120,008   119,329



     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                                          September 30,  December 31,
thousands                                     1998          1997
ASSETS
Current Assets
Cash and cash equivalents                   $   19,881    $    8,907
Accounts receivable                            157,750       177,157
Inventories, at average cost                    20,961        28,564
Prepaid expenses                                 6,576         4,366
Total                                          205,168       218,994

Properties and Equipment
Original cost                                5,314,372     4,669,251
Less accumulated depreciation, depletion
  and amortization                           2,054,097     1,914,472
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                 3,260,275     2,754,779

Deferred Charges                                31,570        18,692

                                            $3,497,013    $2,992,465



















      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED BALANCE SHEET (continued)
                              (Unaudited)

                                           September 30, December 31,
thousands                                      1998          1997
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                          $  157,870     $  202,822
  Banks                                        26,797         22,102
Accrued expenses
  Interest                                     13,968         13,607
  Taxes and other                              15,653         13,799
Notes payable, banks                           49,631            ---
Total                                         263,919        252,330

Long-term Debt                              1,225,000        955,733

Deferred Credits
Deferred income taxes                         550,046        546,792
Other                                         140,242        120,830
Total                                         690,288        667,622

Stockholders' Equity
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000 and
  no shares issued as of September 30, 1998
  and December 31, 1997, respectively)        200,000            ---
Common stock, par value $0.10
  (200,000,000 shares authorized,
  122,247,367 and 121,771,988 shares issued
  as of September 30, 1998 and December 31,
  1997, respectively)                          12,224          6,134
Paid-in capital                               375,086        353,125
Retained earnings (as of September 30, 1998,
  $667,806,000 was not restricted as to
  the payment of dividends)                   819,631        828,787
Deferred compensation                          (8,510)       (11,203)
Executives and Directors Benefits Trust,
  at market value (2,000,000 shares as of
  September 30, 1998 and December 31, 1997)   (80,625)       (60,063)
                                            _________      _________
Total                                       1,317,806      1,116,780

                                           $3,497,013     $2,992,465


      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                 Nine Months Ended
                                                   September 30
thousands                                       1998         1997
Cash Flow from Operating Activities
Net income                                    $  11,820    $ 65,300
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion and amortization    151,286     144,319
    Amortization of restricted stock                829       1,424
    Deferred U.S. income taxes                    4,818      29,014
                                                168,753     240,057
    Decrease in accounts receivable              19,407      52,997
    (Increase) decrease in inventories            7,603      (9,033)
    Decrease in accounts payable - trade and
      other and accrued expenses                (42,737)    (35,628)
    Other items - net                            (5,600)       (342)
Net cash provided by operating activities       147,426     248,051

Cash Flow from Investing Activities
Additions to properties and equipment          (672,368)   (496,402)
Proceeds from the sale of assets to be
  leased, net                                    20,170      87,900
Sales and retirements of properties
  and equipment                                   5,454       3,141
Net cash used in investing activities          (646,744)   (405,361)

Cash Flow from Financing Activities
Additions to debt                               418,898     159,522
Retirements of debt                            (100,000)        ---
Issuance of preferred stock                     195,675         ---
Increase in accounts payable, banks               4,695       1,360
Dividends paid                                  (20,976)    (13,433)
Issuance of common stock                         12,000       9,094
Issuance of treasury stock, net                     ---           4
Net cash provided by financing activities       510,292     156,547

Net Increase (Decrease) in Cash and Cash
  Equivalents                                    10,974        (763)

Cash and Cash Equivalents at Beginning
  of Period                                       8,907      14,601

Cash and Cash Equivalents at End of Period    $  19,881    $ 13,838


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

2.   Inventories     Materials and supplies and natural gas inventory
are stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average-cost method. The major classes of inventories are as follows:

                                        September 30,  December 31,
thousands                                   1998           1997
Materials and supplies                      $19,925        $27,332
Natural gas                                   1,036          1,232
                                            $20,961        $28,564

3.   Properties and Equipment     Oil and gas properties include costs
of $379,329,000 and $343,789,000 at September 30, 1998 and December
31, 1997, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.   Long-term Debt     A summary of long-term debt follows:

                                        September 30,  December 31,
thousands                                   1998           1997
Commercial Paper                        $  284,631        $125,733
Notes Payable, Banks                       140,369          30,000
8 3/4% Notes due 1998                          ---         100,000
8 1/4% Notes due 2001                      100,000         100,000
6 3/4% Notes due 2003                      100,000         100,000
5 7/8% Notes due 2003                      100,000         100,000
7 1/4% Debentures due 2025                 100,000         100,000
7% Debentures due 2027                     100,000         100,000
6.625% Debentures due 2028                 100,000            ---
7.73% Debentures due 2096                  100,000         100,000
7 1/4% Debentures due 2096                 100,000         100,000
                                        $1,225,000        $955,733

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


4.   Long-term Debt (continued)

The commercial paper and a portion of the notes payable to banks have been classified as long-term debt in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko's Bank Credit Agreements.

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

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


5.   Preferred Stock (continued)

For the third quarter of 1998, dividends of $13.65 per share
(equivalent to $1.365 per depositary share) were paid to holders of preferred stock.

6.   Common Stock     In April 1998, the Board of Directors approved a
two-for-one stock split, to be effected in the form of a stock dividend. The distribution date was July 1, 1998 to stockholders of record on June 15, 1998. All share and per share information has been restated to reflect the stock split.

For the third quarter of 1998, dividends of $0.05 per share were paid to holders of common stock. Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings of $667,806,000 and $466,780,000 were not restricted as to the payment of dividends at September 30, 1998 and December 31, 1997, respectively.

The Company's basic earnings per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method.

The reconciliation between basic and diluted EPS is as follows:

                          Three Months Ended        Three Months Ended
                          September 30, 1998        September 30, 1997
thousands except                     Per Share                  Per Share
 per share amounts      Loss   Shares  Amount    Income  Shares   Amount
Basic EPS
Income (loss)
  available to common
  stockholders        $(2,266) 120,140 $(0.02)  $17,092  119,484    $0.14
Effect of dilutive
  stock options           ---      ---              ---      974

Diluted EPS
Income (loss)
 available to common
 stockholders plus
 assumed conversion   $(2,266) 120,140 $(0.02)  $17,092  120,458    $0.14

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)

6.   Common Stock (continued)

                              Nine Months Ended         Nine Months Ended
                             September 30, 1998        September 30, 1997
thousands except                           Per Share                Per Share
 per share amounts         Income    Shares  Amount   Income   Shares  Amount
Basic EPS
Income available to
  common stockholders      $7,452    120,008  $0.06   $65,300  119,329  $0.55
Effect of dilutive
  stock options               ---        923              ---      751

Diluted EPS
Income available to
  common stockholders
  plus assumed
  conversion               $7,452    120,931  $0.06   $65,300  120,080  $0.54

For the third quarter of 1998, there were 979,000 common stock equivalents related to outstanding stock options that were not included in the computation of diluted EPS since they had an anti-dilutive effect.

7.   Statement of Cash Flows Supplemental Information     The amounts
of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                  Nine Months Ended
                                                    September 30
thousands                                           1998     1997
Interest                                          $41,078  $28,903
Income taxes                                      $(6,516) $10,930

8.   Operating Expenses     Operating expenses by category are as
follows:

                          Three Months Ended       Nine Months Ended
                             September 30             September 30
Thousands                   1998       1997          1998        1997
Oil and gas               $25,031    $21,011      $ 67,751    $ 59,427
Plant, gathering and
  marketing                16,817     18,308        53,003      46,203
                          $41,848    $39,319      $120,754    $105,630

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


9.   Kansas Ad Valorem Tax    The Natural Gas Policy Act of 1978
(NGPA) allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax.

Background of Present Litigation      FERC's ruling regarding the
ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC.

On December 1, 1993, FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. Based on Anadarko's interpretation of FERC's orders, $700,000 (pre-tax) was charged against income in 1994, in addition to $130,000 (pre-tax) charged against income in 1993. Anadarko, together with other natural gas producers, challenged FERC's orders.

The D.C. Circuit issued its decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company, along with other producing companies, filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997.

Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $41,800,000 (pre-tax) as of September 30, 1998.

FERC Proceedings     The Company, along with other producing companies,
filed a petition for adjustment with FERC on May 12, 1997 seeking a waiver of all interest which might otherwise be due. The total interest at issue is about $27,300,000 (pre-tax) as of September 30, 1998. On September 10, 1997, FERC denied the petition for adjustment. By order dated February 26, 1998, in response to Anadarko's request, FERC granted first sellers the right to secure a surety bond instead of placing cash in escrow. The Company and other producers filed petitions for review of FERC's January 28, 1998 order denying adjustment relief with the United States Court of Appeals for the Fifth Circuit (Fifth Circuit).

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


9.   Kansas Ad Valorem Tax (continued)

The Public Service Company of Colorado and an affiliate filed a motion in the Fifth Circuit to dismiss the pending appeals or to transfer them to the D.C. Circuit. On April 27, 1998, the Fifth Circuit denied the motion to dismiss but granted the motion to transfer the appeals to the D.C. Circuit. Several parties, including Anadarko, sought rehearing of the Order Clarifying Procedures issued by FERC on January 28, 1998.

On June 3, 1998, FERC denied the relief sought in the motion for rehearing. FERC generally held that it was permissible for producers to adjust pipeline statements of refunds due to reflect refund amounts attributable to other working interest owners, amounts associated with uncollectible royalty interest, and amounts associated with sales made below applicable FERC set maximum lawful prices. In addition, claims for a generic waiver of interest on refunds due were denied.

Depending on future FERC orders, the Company could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy) pending further potential review by FERC or courts. However, a FERC order issued February 26, 1998 involving refunds paid by another producer to Northern Natural Gas Company indicates that, if a producer prevails in subsequent legal challenges, the producer may recoup amounts paid directly from the pipeline itself, even if the pipeline already distributed refunds to the pipeline's customers. Requests for rehearing of this order are pending.

The Company intends to comply fully with all lawful orders issued by FERC, without waiver of any claim of right or any defense or the right to seek judicial review or intervention.

On March 9, 1998 and March 10, 1998, the Company filed several compliance filings with FERC paying undisputed amounts billed by pipelines and bonding amounts in dispute. The entire refund claim by Panhandle Eastern Pipe Line Company, a PanEnergy affiliate, was disputed, and the Company posted a surety bond for the amount in controversy of $25,125,000, covering refund claims made against the Company and all affiliates.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


9.   Kansas Ad Valorem Tax (continued)

PanEnergy Litigation     On May 13, 1997, the Company filed a lawsuit
in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pre-tax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $26,200,000 (pre-tax) as of September 30, 1998. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pre-tax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 19, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction.

FERC Order of October 13, 1998     On October 13, 1998, FERC issued a
final order on Anadarko's complaint. The order declares that Anadarko Production Company (now an affiliate of Duke Energy) is responsible as first seller for making refunds of Kansas ad valorem tax reimbursements collected from 1983 through August 1, 1985. The Company estimates this amount to be as much as $26,000,000. The Company is responsible to make refunds for reimbursements it collected as first seller from August 1, 1985 through 1988. The Company estimates this amount to be as much as $16,000,000. The FERC order states that whether Anadarko Production Company or the Company is entitled to reimbursement from another party for the refunds ordered is a matter to be pursued in an appropriate judicial forum. Requests for rehearing of the October 13, 1998 order may be filed. FERC may, in the near future, issue an order based upon the above allocation regarding when the refunds must be paid.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


9.    Kansas Ad Valorem Tax (continued)

Kansas Corporation Commission (KCC) Proceeding     On April 30, 1998,
the Company's subsidiary, Anadarko Gathering Company (AGC), filed a petition with the KCC to clarify AGC's rights and obligations, if any, related to the payment by first sellers of Kansas ad valorem tax refunds. The refunds at issue relate to sales made by Anadarko Production Company, a PanEnergy affiliate, through facilities known as the Cimmaron River System during the time period from 1983 to 1988. AGC purchased the Cimmaron River System from Centana, the successor of Anadarko Production Company, in 1995. The petition, among other things, asks the KCC to determine whether AGC or Anadarko Production Company is responsible for the payment or distribution of refunds received from first sellers to Anadarko Production Company's former customers and requests guidance concerning the disposition of refunds received that are attributable to sales made to Anadarko Production Company customers that did not reimburse Anadarko Production Company for Kansas ad valorem taxes during the relevant time periods. This matter is presently being pursued before KCC.

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

10. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company has made in this report forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, contributions from Algerian properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. See Additional Factors Affecting Business in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report on Form 10-K.

Overview of Operating Results

For 1998's third quarter, Anadarko had a net loss available to common stockholders of $2.3 million or two cents per share. Revenues for the third quarter of 1998 totaled $140.2 million. For the same period in 1997, Anadarko had net income of $17.1 million or 14 cents per share on revenues of $158.7 million. The decline in Anadarko's 1998 third quarter results from the same period in 1997 was primarily due to substantially lower commodity prices for crude oil, natural gas and natural gas liquids (NGLs), partially offset by increased production volumes. Higher costs and expenses, increased interest expense and preferred stock dividends also affected the 1998 third quarter performance.

For the first nine months of 1998, Anadarko's net income available to common stockholders was $7.5 million (six cents per share). Revenues for the first nine months of 1998 totaled $424.7 million. For the corresponding period in 1997, Anadarko had $65.3 million in net income
(54 cents per share) on revenues of $469.1 million.   The decline in
the first nine months of 1998 net income and revenues compared to the same period in 1997 was due to substantially lower commodity prices, which were partially offset by higher production volumes. Net income for the first nine months of 1998 also reflects higher costs and expenses, higher interest expense and preferred stock dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table shows the Company's volumes and average prices for the three and nine months ended September 30, 1998 and 1997:

                                      Three Months Ended
                                         September 30      % Increase
                                       1998        1997     (Decrease)
Natural gas, Bcf                       45.7         45.4           1
Average daily volumes, MMcf/d           497          494           1
Price per Mcf                         $1.82        $2.02         (10)

Crude oil and condensate, MBbls       2,940        2,392          23
Average daily volumes, MBOPD             32           26          23
Price per barrel                     $11.46       $17.06         (33)

Natural gas liquids, MBbls            1,788        1,430          25
Average daily volumes, MBOPD             19           16          25
Price per barrel                      $9.44       $14.65         (36)
                                       Nine Months Ended
                                         September 30      % Increase
                                       1998         1997    (Decrease)
Natural gas, Bcf                      131.9        131.5           -
Average daily volumes, MMcf/d           483          482           -
Price per Mcf                         $1.94        $2.17         (11)

Crude oil and condensate, MBbls       7,871        6,643          18
Average daily volumes, MBOPD             29           24          18
Price per barrel                     $11.93       $18.26         (35)

Natural gas liquids, MBbls            5,062        3,693          37
Average daily volumes, MBOPD             19           14          37
Price per barrel                     $10.65       $14.65         (27)

__________________
See "Natural Gas Volumes and Prices" and "Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices".

Costs and expenses during the third quarter of 1998 were $124.5 million, an increase of 3% compared to $120.6 million for the third quarter of 1997. The increase is primarily due to higher operating expenses related to acquisition of domestic producing properties and first production from Algeria, and higher administrative and general expenses associated with the Company's growing workforce, offset slightly by lower other taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


For the first nine months of 1998, costs and expenses totaled $365.4 million, an increase of 8% compared to $338.0 million for the first nine months of 1997. Operating expense increased due to higher total production volumes, acquisition of domestic producing properties and initial production from Algeria. Administrative and general expenses are up due to higher costs associated with the Company's growing workforce. Expenses for depreciation, depletion and amortization (DD&A) increased due to higher production volumes, partially offset by a lower DD&A rate.

Interest expense for the third quarter of 1998 increased 31% to $15.0 million compared to $11.5 million for the third quarter of 1997. For the first nine months of 1998, interest expense was $41.1 million, an increase of 44% compared to $28.7 million for the same period of 1997. The increases in interest expense are primarily due to higher levels of long-term debt in 1998 compared to 1997.

Natural Gas Volumes and Prices    In 1998's third quarter, Anadarko's
natural gas production was 45.7 billion cubic feet (Bcf) of gas or 497 million cubic feet per day (MMcf/d), essentially level with 45.4 Bcf or 494 MMcf/d during 1997's same period. 1998 third quarter gas volumes remained strong despite temporary storm-related production shut-ins in the Gulf of Mexico in August and September. Anadarko's wellhead price for natural gas averaged $1.82 per thousand cubic feet
(Mcf) for the third quarter of 1998, down 10% from $2.02 per Mcf for the third quarter of 1997.

During the first nine months of 1998, Anadarko's natural gas production was level with the corresponding period in 1997. The Company produced
131.9 Bcf of gas or 483 MMcf/d in the first nine months of 1998.
Anadarko's wellhead natural gas price averaged $1.94 per Mcf, an 11% decline from $2.17 per Mcf in 1997's same period.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices
During the third quarter of 1998, Anadarko's oil volumes grew 23% to
2.9 million barrels (MMBbls) or 32 thousand barrels (MBOPD) from 2.4 MMBbls or 26 MBOPD in 1997's corresponding period.
The increase in oil volumes reflected higher production in 1998 from start up of production from the Company's Hassi Berkine South Field in Algeria, which came onstream in May 1998, and the acquisition of properties in the Golden Trend area of central Oklahoma earlier this year. For the third quarter of 1998, oil production from Algeria was 466 thousand barrels net to Anadarko. The higher oil production volumes were offset by a 33% decline in 1998's third quarter oil prices. Anadarko's average oil price for the third quarter of 1998 was $11.46 per barrel, versus $17.06 per barrel for the third quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko's worldwide oil production for the first nine months of 1998 rose by 18% compared to the same period in 1997. For the first nine months of 1998, oil volumes totaled 7.9 MMBbls or 29 MBbls per day, versus 6.6 MMBbls or 24 MBOPD for the same period in 1997.
First production from Algeria and the Golden Trend property acquisition contributed to the significant increase in oil volumes for 1998. Anadarko's average oil price declined 35% for 1998's first nine months compared to the same period in 1997. Oil prices averaged $11.93 per barrel in 1998's first nine months, compared to $18.26 per barrel for the same period in 1997.

Anadarko's NGLs sales volumes for the third quarter of 1998 rose 25% to 1.8 MMBbls or 19 MBOPD, up from 1.4 MMBbls or 16 MBOPD during 1997's corresponding period. Increased NGLs volumes were offset by lower NGLs prices, which fell 36% to $9.44 per barrel in the third quarter of 1998 from $14.65 per barrel in 1997's same period.

NGLs volumes for the first nine months of 1998 increased 37% to 5.1 MMBbls or 19 MBOPD, up from 3.7 MMBbls or 14 MBOPD in 1997's same period. The substantial rise in volumes was offset by a 27% decline in the Company's average NGLs price for the first nine months of 1998. Anadarko's NGLs price averaged $10.65 per barrel for the first nine months of 1998, versus $14.65 per barrel for the same period in 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at September 30, 1998 and December 31, 1997 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis, the Company evaluates the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at September 30, 1998 and December 31, 1997 does not have a material adverse effect on the financial position or results of operations of the Company.

The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's interest rate swap agreement. Based upon an analysis utilizing the actual interest rates in effect as of September 1998 and December 1997 and assuming a 10% increase in interest rates, the potential decrease in the fair value of the derivative interest swap instrument at September 30, 1998 and December 31, 1997 does not have a material effect on the financial position or results of operations of the Company.

Capital Expenditures, Liquidity and Dividends

During the first nine months of 1998, Anadarko's capital spending
(including capitalized interest and overhead) was $672.4 million compared to $496.4 million in the same period of 1997.

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

In March 1998, Anadarko filed a shelf registration statement with the Securities and Exchange Commission (SEC) that permits the issuance of up to $500 million in debt and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.

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

In October 1998, the Company filed a registration statement with the SEC that permits the issuance of Anadarko common stock under the Anadarko Dividend Reinvestment and Stock Purchase Plan (DRIP). The DRIP offers the opportunity to reinvest dividends and provides an alternative to traditional methods of buying, holding and selling Anadarko common stock. The DRIP will provide the Company with a means of raising additional capital for general corporate purposes through the sale of common stock under the DRIP.

In October 1998, the Board of Directors adopted a Stockholders Rights Plan, which replaced the Rights Plan that expired on October 20, 1998. Under the Rights Plan, the Rights will be distributed as a dividend at a rate of one Preferred Stock Purchase Right for each share of the Company's common stock held of record on November 10, 1998. Each Right will entitle stockholders to purchase from the Company one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $175. The Right will be exercisable only if a person or group acquires 15% or more of common stock or announces a tender offer or exchange offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Rights distribution is not taxable to stockholders. The Rights will expire on November 10, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko's Board of Directors declared quarterly dividends on two classes of the Company's stock. A dividend of $13.65 per share (equivalent to $1.365 per depositary share) was declared on the Company's 5.46% Series B Cumulative Preferred Stock, payable on December 31, 1998, to stockholders of record at the close of business on December 15, 1998. A dividend of $0.05 cents per share was declared on the Company's common stock outstanding, payable on December 23, 1998, to stockholders of record at the close of business on December 9, 1998.

Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings of $667,806,000 were not restricted as to the payment of dividends at September 30, 1998. The amount of future dividend payments for Anadarko common stock will depend on the Company's earnings, financial condition, capital requirements and other factors and will be determined by the Board on a quarterly basis.

Exploration and Development Activities

In October 1998, Anadarko updated its production growth targets for the next five years. The Company expects production to grow at an average rate of 18% a year over the five-year period. Production in 1998 is expected to be 48 million energy equivalent barrels (EEBs), increasing to 92 million EEBs in 2002. The increases in production volumes are primarily from discoveries in Alaska, development of Algeria fields and recent sub-salt discoveries in the Gulf of Mexico, Tanzanite and Hickory. The production forecast assumes capital spending of about $700 million a year and no new exploration success.

During the third quarter of 1998, Anadarko participated in a total of 116 wells, including 58 oil wells, 47 gas wells and 11 dry holes.
This compares to a total of 172 wells, including 110 oil wells, 43 gas wells and 19 dry holes during the third quarter of 1997. For the first nine months of 1998, Anadarko participated in a total of 320 wells, including 173 oil wells, 113 gas wells and 34 dry holes. This compares to a total of 447 wells, including 276 oil wells, 125 gas wells and 46 dry holes during the first nine months of 1997.
Following is a description of activity during the first nine months of 1998.

Gulf of Mexico     Third quarter highlights included the release of
test results from the Tanzanite sub-salt discovery. The well tested 21,917 barrels of oil per day (BOPD) of 21.9-degree API gravity oil and 29.7 MMcf/d of gas with flowing tubing pressure of 2,679 psi.
The flow rate is the highest ever for an Anadarko-operated well and one of the highest rates ever recorded in the shallow waters of the Gulf of Mexico. The discovery well encountered 450 feet of continuous

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


hydrocarbon pay. Design work is now underway on a production platform for Tanzanite and the Company is negotiating a construction contract. The project is expected to be completed in about 22 months with first production scheduled for the third quarter of 2000. The first offset development well at Tanzanite is currently drilling. Anadarko owns a 100-percent working interest in the discovery which is located on Eugene Island 346 about 75 miles offshore Louisiana in 314 feet of water.

On October 20, the Company announced its second major sub-salt discovery. The Hickory well, located at Grand Isle 116 about 75 miles offshore Louisiana, encountered 300 feet of hydrocarbon pay after being drilled to a total depth of 21,600 feet. The well penetrated a salt section approximately 8,000 feet thick, which the Company believes to be the thickest section of salt ever drilled in the Gulf of Mexico. The Global Baltic I jack-up rig has been contracted by Anadarko and partners to immediately begin drilling a field delineation well from the same surface location to develop proved reserves and explore for other pay horizons. First production is expected in the year 2000. Anadarko (operator) owns a 50-percent working interest in Grand Isle Blocks 110, 111 and 116 along with partners Shell Oil Company (37.5 percent) and Ocean Energy (12.5 percent).

Production from another sub-salt discovery - Agate - began during 1998's third quarter. During testing, the well, located on Ship Shoal Block 361, flowed 13.0 MMcf/d of gas and 1,788 barrels of condensate per day (BCPD) from a 17/64-inch choke with flowing tubing pressure of 7,195 psi. Production through a sub-sea completion increased during the third quarter to 2,500 BCPD and 19.5 MMcf/d of gas. The Company has a 50-percent working interest in the Phillips-operated Block.

Additional highlights from Anadarko's offshore activities during the first three quarters of 1998 include the completion of two wells at East Cameron 157. The A-7 well tested 25.4 MMcf/d of gas and 557 BCPD and the A-3 well produced 4.9 MMcf/d of gas and 245 BCPD. Anadarko is operator of the platform with a 100-percent working interest.

During the third quarter, construction of a pipeline from the Matagorda Island 623 platform to the El Paso Energy-operated Tomcat system was completed. The seven-mile tie-in reduces pressures at the platform, increasing production to approximately 310 MMcf/d of gas. Anadarko owns a 37.5-percent working interest in the Amoco-operated field.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The B-5 well at the High Island Block A-376, an extended reach well, was placed on production earlier in the year averaging 2.0 MMcf/d of gas. The construction of a compressor package is nearing completion, which is expected to double the Company's output from the B-5 well and another well on the platform. Anadarko owns a 100-percent working interest in the B-5 well and a 33.8-percent working interest in the remaining wells in the Field.

Hugoton Embayment     Activity in Anadarko's deep drilling program
continued strong in the third quarter, with successes in two fields where 3-D seismic has played an important role in identifying prospects. In the Lorena East Field of Beaver County, Oklahoma, three wells were completed, resulting in combined production of 36 MMcf/d of gas and confirmation of the discovery of a new reservoir in the Chester formation. The first confirmed oil well in the Basal Chester sand, the Smith AE-1, flowed 501 BOPD and 500 thousand cubic feet per day (Mcf/d) of gas. Drilling targets were identified using information obtained from the 32 square-mile Turpin seismic survey shot in late 1997. Anadarko owns a 100-percent working interest in these Lorena Field wells.

In the Archer Field of Seward County, Kansas, Anadarko has completed 14 successful wells in 1998 as part of its delineation program in the St. Louis formation. The Headrick A-2 well was recompleted during the third quarter and flowed 323 BOPD and 276 Mcf/d of gas. The St. Louis formation, while prolific, has traditionally been difficult to image. Again, the use of 3-D seismic technology has been a very valuable tool. Through the first nine months of 1998, production from the Archer Field has averaged 719 BOPD and 1.1 MMcf/d of gas. Other significant completions in the Hugoton Embayment during the third quarter include:
           Charity A-2, Panoma Council Grove Field (590 Mcf/d of gas) KU Endowment G-1, Wildcat Field (1.4 MMcf/d of gas).

Noteworthy completions in the Hugoton Embayment during the first nine months of 1998 include:
           Lemon Trust B-2, Condit Field (2.0 MMcf/d of gas)
           Box A-1, Condit Field (1.5 MMcf/d of gas)
           Schneider Alley A-1, Liberal SE Field (1.0 MMcf/d of gas) Malin B-1, Fedder Southwest Field (1.0 MMcf/d of gas)
           Milhon B-1, Fedder Southwest Field (1.6 MMcf/d of gas)
           USA Barker A-3, Berryman Richfield Field (2.5 MMcf/d of gas) Trader A-1, Light Field (2.2 MMcf/d of gas)
           Smith AD-3, Price Field (4.0 MMcf/d of gas, 231 BOPD).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Central Oklahoma     Golden Trend activity during the third quarter
included test results from four significant completions in the SW
Antioch Field of Garvin County, Oklahoma:
           Paul "A" 2-34 (980 Mcf/d of gas, 147 BOPD)
           Sanford D-2 (340 Mcf/d of gas, 68 BOPD)
           Layton State No. 2 (710 Mcf/d of gas, 152 BOPD)
           Annie Cole No. 5-36 (362 Mcf/d of gas, 44 BOPD).

Another Golden Trend completion during the third quarter was the Mowdy "A" No. 1-32 well, located in the Laflin Creek West Field of Grady County, Oklahoma. The well was completed in four separate intervals with comingled production of 507 Mcf/d of gas and 80 BOPD. Anadarko has a 69-percent working interest in the well. Additional completions during the first three quarters of 1998 include:
           Lance "A" No. 3-33, Bradley Field (1.7 MMcf/d of gas, 339
           BOPD)
           Jack Hammer No. 2-31, Bradley Field (1.2 MMcf/d of gas, 110
           BOPD)
           Manatt A-2, SW Antioch Field (1.1 MMcf/d of gas, 160 BOPD) EXPH 2-31, SW Antioch Field (736 Mcf/d of gas, 83 BOPD) Tomlinson "A" No. 4-26, SW Antioch Field (1.2 MMcf/d of gas, 109 BOPD).

East Texas' Bossier Sand Play     The brisk pace that has marked
activity in the Dew Field of Freestone County this year continued in the third quarter with six rigs in operation. The Company has completed 20 wells during the first nine months of 1998, bringing Field production to over 50 MMcf/d of gas. Production volumes from the Field have increased five-fold since the beginning of the year. The Bossier Sand Play is now the Company's third largest onshore gas field. Significant completions in the third quarter include:
           Henderson No. 2 (4.8 MMcf/d of gas)
           Henderson No. 3 (2.5 MMcf/d of gas)
           Henderson No. 4 (3.5 MMcf/d of gas)
           B.K. Johnson "A" No. 1 (3.3 MMcf/d of gas)
           J.H. Moore No. 2 (3.0 MMcf/d of gas)
           Eubanks Trust No. 2 (2.7 MMcf/d of gas)
           Lancaster A-1 (1.2 MMcf/d of gas)
           H.E.White No. 2 (3.1 MMcf/d of gas)
           J.H. Moore No. 3 (1.2 MMcf/d of gas)
           English No. 4 (1.3 MMcf/d of gas).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Permian Basin     In response to lower oil prices, Anadarko has
deferred some Permian Basin drilling projects until oil prices recover. Activity throughout 1998 has been focused on infill drilling and waterflood projects at the Company's TXL North and TXL South Units where 45 wells have been drilled during the first nine months.
Combined gross production from both units at the end of the third quarter was 5,270 BOPD and 14.4 MMcf/d of gas.

This year, efforts have also been concentrated on continuing development of the Ketchum Mountain (Clearfork) Field, located in Irion County, Texas. Anadarko has drilled 94 wells in the Permian Basin through the first nine months of 1998.

Alaska     During the third quarter, Anadarko completed its first
Company-operated well in the Cook Inlet. The Lone Creek No. 1 on the Moquawkie Prospect flowed 10.6 MMcf/d of gas through a 33/64-inch choke with 925 psi flowing tubing pressure from 53 feet of perforations at about 2,400 feet. This represents one of the best shallow gas tests in the vicinity for a reservoir of this age and type. The well, which is located about 40 miles west of Anchorage on lands leased from Cook Inlet Region, Inc., also encountered several other possibly productive gas zones totaling about 180 feet that were not flow tested. Anadarko and ARCO Alaska each hold a 50-percent working interest in the discovery. Additionally, the partners hold approximately 56,000 leasehold acres in the Moquawkie area and 178,000 acres in the Cook Inlet area of south central Alaska. The partners are preparing plans to develop this new discovery, which may lead to additional drilling and installation of facilities necessary to produce this and subsequent wells.

Work on development facilities in the Alpine Field continues to progress. North Slope activity has been suspended waiting on winter weather to allow completion of the gravel drilling pads and airstrip. Once completed, drilling and development operations will be able to continue year-round. Elsewhere (primarily Anchorage and Kenai), significant construction activity on the production facility modules is underway. These prefabricated modules are scheduled to be transported to the North Slope for installation at the Alpine Field site during the 1999-2000 winter season. The project is about 20 percent complete.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


In August 1998, the Company announced a major exploration agreement with Alaska's Arctic Slope Regional Corporation (ASRC) that gives Anadarko exclusive access to more lands for exploration than any other oil company operating in the state. The agreement provides Anadarko with exploration rights to 2.3 million acres that ASRC has under title currently. The Company also has exploration rights to an additional one million acres now held by the Bureau of Land Management. ASRC will eventually claim title to about 240,000 acres in this area as part of its land selection rights under the Alaska Native Claims Settlement Act.

In Alaska's State Lease Sale 87, Anadarko was the third most active bidder, investing $8.1 million (net) to acquire 26 tracts. Of those, 20 tracts are held by the Company alone, with the other six held in partnership with Fina, Inc. The area covered by the lease sale, called the Foothills, is located in the North Slope area and is intermingled with and adjacent to some of the state lands acquired by Anadarko as part of an agreement with ASRC.

Algeria     In the third quarter, Anadarko lifted its first cargo of
Algerian crude oil. The 663,000-barrel shipment came from the HBNS Field via the Central Production Facility and was bound for a customer with operations along the Mediterranean. Gross production at the end of the third quarter was 30,000 BOPD. At the end of the third quarter, Anadarko was drilling the HBNS-13 development well on Block 404 and the EKT-4 delineation well on Block 208. A third rig was being moved to the QB-1 development well.

Eritrea     Drilling has been completed at the Bulissar prospect on the
Zula Block in the Red Sea. While declared a dry hole, the joint venture is encouraged by the results of its drilling program. The well encountered source rocks at multiple levels, good seals, and reservoir quality sands. In addition, traces of oil were recovered from sidewall cores. These results add to the understanding of this largely unexplored portion of the Red Sea.

Anadarko and its partners plan to drill two additional wells offshore Eritrea. Drilling activity now moves to the Du Rig-Rig Prospect, 90 miles northwest of Bulissar, with a well that was spud in early November 1998. Anadarko is operator for its Eritrean program and has a 50 percent interest with 30 percent owned by Agip Eritrea B.V. and 20 percent owned by Burlington Resources.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Year 2000

Overview     The Year 2000 issue relates to the inability of certain
computers and software applications to correctly recognize and process date sensitive information for the Year 2000 and beyond. Without correction, the computers and software applications could fail or create erroneous information. The Company has established a Year 2000 Compliance Program focused on minimizing disruptions of the Company's operations as a result of the millennium change. Since this problem could affect the Company's systems, as well as the systems of its business partners, the Program focuses on the internal systems and external services considered most critical to Anadarko's continuing operations.

Since 1993, the Company has enhanced its scientific processing capabilities, implemented new business systems and upgraded its network infrastructure. These information systems were purchased from leading suppliers of technology, most of whom are representing their products to be Year 2000 compliant. The Company is in the process of testing third-party hardware and software for compliance, which should be completed by mid-year 1999. Any necessary replacements of non-compliant computer equipment and software are underway and should also be completed by mid-year 1999.

Inventories of process control and field automation equipment (embedded systems) are anticipated to be completed by year-end 1998. External field instrumentation specialists will help assess equipment for Year 2000 compliance and develop test plans. This activity is scheduled to begin in December 1998. All embedded systems are expected to be in compliance by the end of the third quarter of 1999.

The Company is assessing the readiness of its business partners, including joint-venture operators and outside-operated pipeline and processing facilities as well as suppliers of goods and services. Interruptions in these services could disrupt Anadarko's production and delivery of oil, gas and NGLs. Meetings are planned with key business partners to discuss their Year 2000 programs and assess their ability to supply services through 1999 and 2000. These efforts should be completed by the end of the third quarter of 1999.

Contingency Planning     The Company will develop contingency plans to
provide business continuity and to address operations, safety and environmental concerns. This effort is expected to begin in January 1999 and should be completed by the end of the third quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Estimated Cost     The total cost of testing, remediation and
contingency planning is expected to be approximately $5 million, which will be funded by operating cash flows. This estimate does not include the Company's share of potential Year 2000 costs as a result of participation in partnerships in which Anadarko is not the operator. As of September 30, 1998, the Company had spent less than $500,000 for planning, systems inventories and business partner and supplier notification. The Company expects to spend $3 million to test internal systems, replace and upgrade equipment, and complete field automation testing. The remaining $1.5 million is for replacement of any non-compliant field automation equipment discovered during testing, instrumentation consulting services and contingency planning. Anadarko's Year 2000 Program is an on-going process that may result in changes to cost estimates and schedules as testing and business partner assessment progress.

Risks     The Company expects to have all internal systems and computer equipment Year 2000 compliant prior to the millennium change. The Company is relying on its business partners and suppliers to be Year 2000 ready as well. Failure of significant third parties to complete their Year 2000 compliance projects could interrupt the supply of materials and contract services needed for oil and gas operations. Disruptions to oil and gas transportation networks controlled by third-party carriers could result in reduced production volumes delivered to market. Risk associated with foreign operations may increase with the uncertainty of Year 2000 compliance by foreign governments and their supporting infrastructures. Such occurrences could have a material adverse effect on the Company's business, results of operations and financial condition. However, the Year 2000 Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue.

Forward looking statements contained in the Year 2000 discussion above should be read in conjunction with Additional Factors Affecting
Business in the Management's Discussion and Analysis of Financial
Condition and Results of Operations in the Company's 1997 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Changes in Accounting Principles

Pensions and Other Postretirement Benefits Reporting     Statement of
Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", amends the disclosure requirements with respect to pensions and other post-retirement benefits in annual financial statements. SFAS No. 132 does not change any of the current guidance on expense measurement or recognition related to these areas. The Company will adopt SFAS No. 132 for the year ended December 31, 1998.

Accounting for Derivatives     SFAS No. 133, "Accounting for Derivative
Instruments and for Hedging Activities", provides guidance for account-ing for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet completed an evaluation of the impact of the provisions of SFAS No. 133.

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
           Petroleum Corporation,        for quarter ended
           Dated August 28, 1986         September 30, 1986

 (b)       By-laws of Anadarko           3(b) to Form 10-Q       1-8968
           Petroleum Corporation,        for quarter ended
           as amended                    June 30, 1996

*10(a)(i)  Agreement Concerning the
           Method of Application of the
           Contract signed on 23 October
           1989 between Sonatrach and
           Anadarko Algeria Corporation

    *(ii)  Amendment No. 1 to the
           Agreement for the Exploration
           and Exploitation of Liquid
           Hydrocarbons between Sonatrach
           and Anadarko Algeria Corporation
           signed October 23, 1989

*12        Computation of Ratios of
           Earnings to Combined Fixed
           Charges and Preferred
           Stock Dividends

*27        Financial Data Schedule

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the three months ended September 30, 1998.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                              ANADARKO PETROLEUM CORPORATION
                                     (Registrant)




November 13, 1998                      [Michael E. Rose]
                             Michael E. Rose - Senior Vice President,
                               Finance and Chief Financial Officer