Form 10-K
period 1998-12-31
ANADARKO PETROLEUM CORP
filed 1999-03-15
CIK 773910

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           COMMISSION FILE NO. 1-8968

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____.

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 29, 1999 was $3,246,000,000.

     The number of shares outstanding and entitled to vote of the Company's common stock as of January 29, 1999 is shown below:

            TITLE OF CLASS                  NUMBER OF SHARES OUTSTANDING
  Common Stock, par value $0.10 per                 120,453,338
                 share

 PART OF
FORM 10-K                DOCUMENTS INCORPORATED BY REFERENCE
Part I       Portions of the Anadarko Petroleum Corporation 1998 Annual
             Report to Stockholders.
Part III     Portions of the Proxy Statement, dated March 22, 1999, for the Annual Meeting of Stockholders of Anadarko Petroleum
             Corporation to be held April 29, 1999.

                               TABLE OF CONTENTS

                                                                            PAGE
PART I
  Item 1.   Business
            General                                                           2
            Proved Reserves and Future Net Cash Flows                         2
            Volumes and Prices                                                3
            Properties and Activities -- United States                        4
            Properties and Activities -- International                       12
            Drilling Programs                                                16
            Drilling Statistics                                              16
            Productive Wells                                                 17
            Segment and Geographic Information                               17
            Employees                                                        17
            Regulatory and Legislative Developments                          17
            Additional Factors Affecting Business                            17
            Title to Properties                                              17
            Capital Spending                                                 17
            Ratios of Earnings to Combined Fixed Charges and Preferred
              Stock Dividends                                                18
  Item 2.   Properties                                                       18
  Item 3.   Legal Proceedings                                                18
  Item 4.   Submission of Matters to a Vote of Security Holders              19
            Executive Officers of the Registrant                             19
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters                                            21
  Item 6.   Selected Financial Data                                          21
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      22
  Item 8.   Financial Statements and Supplementary Data                      35
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       70
PART III
  Item 10.  Directors and Executive Officers of the Registrant               70
  Item 11.  Executive Compensation                                           70
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management                                                     70
  Item 13.  Certain Relationships and Related Transactions                   70
PART IV
  Item 14.  Exhibits and Reports on Form 8-K                                 71

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Anadarko Petroleum Corporation is one of the world's largest independent oil and gas exploration and production companies with 935.1 million energy equivalent barrels (MMEEBs) of proved reserves as of December 31, 1998.
     The Company's reserve mix shifted in 1998, primarily due to recent discoveries in the Gulf of Mexico's sub-salt trend and continued development activity onshore the U.S., which resulted in a significant increase in natural gas reserves. As of year-end 1998, natural gas reserves accounted for 47% of the Company's total proved reserves, compared to 41% at year-end 1997.
     About 74% of the Company's total proved reserves are located in the U.S., primarily in the mid-continent (Kansas, Oklahoma and Texas) area, offshore in the Gulf of Mexico and in Alaska. During 1998, 97% of the Company's production was located in the U.S. The Company also owns and operates gas gathering systems in its U.S. core producing areas.
     Overseas, Anadarko is developing crude oil reserves in Algeria's Sahara Desert and has commenced oil production. At year-end 1998, the Company had 245 million barrels (MMBbls) of proved crude oil reserves in Algeria, which accounts for 26% of Anadarko's total proved reserves. First oil production from the Hassi Berkine South (HBNS) Field began in May 1998. Development of other commercial fields in Algeria is underway and production is expected to increase substantially over the next several years. The Company also participates in other international exploration projects in Eritrea, the North Atlantic Margin and Tunisia.
     The principal subsidiaries of Anadarko include: Anadarko Algeria Corporation (Anadarko Algeria); Anadarko Energy Services Company; and, Anadarko Gathering Company. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko and its subsidiaries. The Company's corporate offices are located at 17001 Northchase Drive, Houston, Texas 77060-2141, where the telephone number is (281) 875-1101.
     A discussion of key issues that face Anadarko and the industry are included in the narrative on pages 6 through 17 of the Anadarko Petroleum Corporation 1998 Annual Report to Stockholders (Annual Report), which is incorporated herein by reference.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     As of December 31, 1998, Anadarko had proved reserves of 2.65 trillion cubic feet (Tcf) of natural gas and 494.0 MMBbls of crude oil, condensate and natural gas liquids (NGLs). Combined, these proved reserves are equivalent to
935.1 MMBbls of oil or 5.61 Tcf of gas. The Company's reserves have grown significantly over the past three years, due to substantial natural gas reserves discovered in the Gulf of Mexico and onshore U.S., crude oil reserves discovered in Algeria and Alaska and acquisitions of producing properties. At year-end 1998, Anadarko's total proved reserves were comprised of 47% natural gas and 53% crude oil, condensate and NGLs.
     As of December 31, 1998, Anadarko had proved developed reserves of 1.64 Tcf of natural gas and 163.7 MMBbls of crude oil, condensate and NGLs. Proved developed reserves comprise 47% of the total proved reserves on an energy equivalent barrel basis.
     The Company's estimates of proved reserves and proved developed reserves owned at December 31, 1998, 1997 and 1996 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities (Supplemental Information) in the Anadarko Petroleum Corporation 1998 Consolidated Financial Statements (Consolidated Financial Statements) under Item 8 of this Form 10-K Annual Report (Form 10-K). The Company files annual estimates of certain proved oil and gas reserves with the Department of Energy, which are within 5% of these amounts.
     Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company's estimates of future net cash flows, discounted future net cash flows before income taxes, and discounted future net cash flows after income taxes from proved reserves.

     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based. Proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.
     The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

VOLUMES AND PRICES

     The following table shows the Company's annual production volumes. Volumes for natural gas are in billion cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch (psi) and volumes for oil, condensate and NGLs are in thousands of barrels (MBbls). Total volumes are in MMEEBs. For this computation, six thousand cubic feet (Mcf) of gas is the energy equivalent of one barrel of oil, condensate or NGLs.

                                                               1998       1997       1996
                                                              ------     ------     ------
UNITED STATES
  Natural gas (Bcf)                                            176.7      178.7      164.9
  Oil and condensate (MBbls)                                   9,752      9,083      6,702
  Natural gas liquids (MBbls)                                  6,640      5,467      3,514
  Total (MMEEBs)                                                45.8       44.3       37.7
ALGERIA*
  Oil and condensate (MBbls)                                   1,374         --         --
  Total (MMEEBs)                                                 1.4         --         --
TOTAL
  Natural gas (Bcf)                                            176.7      178.7      164.9
  Oil and condensate (MBbls)                                  11,126      9,083      6,702
  Natural gas liquids (MBbls)                                  6,640      5,467      3,514
  Total (MMEEBs)                                                47.2       44.3       37.7

---------------

* In May 1998, production commenced from the Company's operations in Algeria.

     The following table shows the Company's annual average wellhead sales prices and average production costs.

                                                               1998       1997       1996
                                                              ------     ------     ------
UNITED STATES
  Sales price
     Natural gas (per Mcf)                                    $ 1.92     $ 2.30     $ 2.13
     Oil and condensate (per barrel)                           11.44      18.03      20.21
     Natural gas liquids (per barrel)                          10.29      14.64      16.86
  Production cost (per EEB)                                     3.64       3.56       3.22
ALGERIA*
  Sales price
     Oil and condensate (per barrel)                          $11.99         --         --
  Production cost (per EEB)                                     4.72         --         --
TOTAL
  Sales price
     Natural gas (per Mcf)                                    $ 1.92     $ 2.30     $ 2.13
     Oil and condensate (per barrel)                           11.51      18.03      20.21
     Natural gas liquids (per barrel)                          10.29      14.64      16.86
  Production cost (per EEB)                                     3.67       3.56       3.22

---------------

*  In May 1998, production commenced from the Company's operations in Algeria.

     Additional information on volumes, prices and markets is contained in Analysis of Volumes and Prices and Marketing Strategies under Item 7 of this Form 10-K. Information on major customers is contained in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

PROPERTIES AND ACTIVITIES -- UNITED STATES

U.S. reserves comprise 74% of Anadarko's total proved reserves, compared to 74% in 1997 and 79% in 1996.

ONSHORE

OVERVIEW The Company's onshore reserves comprise about 52% of total proved reserves. These reserves are located principally in Kansas, Oklahoma, Texas and Alaska. In 1998, average production from the Company's onshore properties was 334 million cubic feet per day (MMcf/d) of gas and 38,000 barrels of liquids per day, or 73% of the Company's total production volumes. Anadarko has 1,355,000 gross (540,000 net) undeveloped lease acres and 1,073,000 gross (824,000 net) developed lease acres onshore in the U.S.
     The accompanying map illustrates by state Anadarko's undeveloped and developed net acreage, number of net producing wells and other data relevant to its onshore oil and gas operations.

HUGOTON EMBAYMENT One of Anadarko's largest assets is its reserves in the Hugoton Embayment, located in southwest Kansas and the Oklahoma and Texas panhandles. Currently, Anadarko controls about one million lease acres in this area and operates about 2,750 wells. Anadarko's net production from the Hugoton Embayment in 1998 was 84.4 Bcf of gas and 1.45 MMBbls of oil and condensate, or about 33% of the Company's total production volumes.
     In 1998, Anadarko only drilled 118 conventional wells, seven horizontal wells and recompleted 24 wells in the area due to lower oil and gas prices. By comparison, 1997 activity included 177 conventional wells, 49 horizontal wells and 55 recompletions. It should be noted that the 1997 activity was exceptionally high as a result of a special initiative to increase domestic production growth.
     Anadarko's activities in the Hugoton Embayment are concentrated on two areas: the shallow gas fields in southwest Kansas and the Oklahoma and Texas panhandles and the deeper oil and gas zones below the shallow gas production.

ONSHORE MAP (GRAPHIC MATERIAL OMITTED)

                           NET              NET               NET
                        DEVELOPED       UNDEVELOPED        PRODUCING
                          ACRES            ACRES             WELLS
                       ----------       -----------       -----------
ONSHORE:
 United States
   Alaska*                   302          244,554               --
   Colorado                3,003            5,057               --
   Kansas*               355,126           60,412            1,594
   Mississippi*              326           35,041               --
   Montana                   162              250               --
   Nebraska                   96              139               --
   New Mexico             14,930            1,900              129
   North Dakota               40               --               --
   Oklahoma*             249,055           89,254            1,033
   Texas*                184,126           60,611            2,197
   Utah*                  15,123           14,240               42
   Wyoming                 1,359           29,030               --


OFFICE LOCATIONS:

 United States
   Anchorage, Alaska
   Houston, Texas
   Midland, Texas
   Liberal, Kansas



*Drilling activities were conducted in these areas in 1998.

     Highlights from Anadarko's deep drilling program in the Hugoton Embayment during 1998 included the discovery of a new interval in the prolific Chester formation. The Smith AF-1 well, which was drilled in the Lorena Field of Beaver County, Oklahoma, tested 1.5 MMcf/d of gas and 82 barrels of oil per day (BOPD) and confirmed the presence of the Basal Chester reservoir. In 1998, the Company drilled six wells in the Lorena Field, five of which were successful and were producing 7.5 MMcf/d of gas and 617 BOPD at year-end 1998.
     In Seward County, Kansas, Anadarko continued a major delineation program in the Archer Field targeting the deeper St. Louis formation. While traditionally more prolific than other zones in the area, the St. Louis interval is more difficult to image with seismic. Data obtained as part of a 3-D seismic acquisition program in 1997 was instrumental in allowing the Company to identify prospects. During 1998, a total of 14 wells were drilled in the St. Louis formation. During 1999, Anadarko plans to shoot an additional 34 square miles of 3-D seismic data in an effort to extend the Archer and Lorena Fields.
     In 1998, Anadarko obtained approximately 180 square miles of seismic information on acreage acquired in 1997 as part of a joint venture with Mobil Exploration and Production, U.S., Inc. Anadarko serves as operator of the 50/50 partnership.
     Over the last five years, Anadarko has drilled more than 600 wells (gross) in the Hugoton Embayment. In addition to development drilling, Anadarko's operations in this area have benefited from acquisitions of producing properties, gas gathering systems and waterflood operations.

CENTRAL OKLAHOMA Anadarko more than doubled its acreage position in Central Oklahoma's Golden Trend area in 1998 after acquiring 37,000 gross acres from OXY USA, Inc. The $118 million purchase gave the Company working interests in five oil and gas fields with net production of 2,600 BOPD and 5.4 MMcf/d of gas, as well as an interest in an eight-inch, 120-mile CO(2) pipeline. Prior to the acquisition, Anadarko operated about 300 oil and gas wells in the Golden Trend area and had interests in 31,000 gross acres. The OXY purchase added 370 producing and injection wells. Aside from the additional production volumes, the OXY purchase offers Anadarko opportunities to build on its success in a traditionally gas-producing area. The properties contain proved reserves of 19.2 MMEEBs and Anadarko has identified a significant number of additional prospects that could increase reserves and production of oil and gas in the future. With the purchase of the pipeline, Anadarko becomes the only CO(2) provider in the area. In addition to using CO(2) for its own tertiary recovery operations, the Company is marketing CO(2) to third parties.
     At year-end 1998, gross production from the Company's 286 Golden Trend wells was 31.1 MMcf/d of gas and 900 BOPD. In the last five years, Anadarko has drilled 100 wells in the Golden Trend and implemented a 40-acre infill drilling program. Since 1994, the Company has drilled 31 increased density wells, including 22 in 1998 alone. Value is added to the Company's Golden Trend assets through the Anadarko-operated Antioch Gathering System. The system has 130 miles of pipe and connects over 200 wells in the area. During 1998, the Antioch system moved an average of 28 MMcf/d of gas and 300 BOPD.

PERMIAN BASIN Drilling activity during 1998 declined from record levels achieved in 1997, due directly to low oil prices. Anadarko drilled 94 Permian Basin wells in 1998 (39 primary and 55 secondary). About 130 wells planned for 1998 were deferred. Net oil production from the area at year-end 1998 was 10,700 BOPD, approximately 35% of the Company's total oil production volumes.
     In the Permian Basin, Anadarko holds interests in 227,000 gross (137,000 net) lease acres and operates about 2,800 active wells. In 1998, Anadarko increased its acreage position in the Permian Basin by acquiring an additional 14,800 net acres.
     A field extension program which was started in 1994 in the Ketchum Mountain (Clearfork) Field of Irion County, Texas, continued in 1998 as the Company successfully completed 19 producing wells. During 1998, Field production peaked at 3,360 BOPD. Anadarko owns an 89% working interest in the Ketchum Mountain Unit and a 97% working interest in the extension area.
     Permian Basin activity during 1998 was also focused on infill drilling and secondary recovery operations at the Company's TXL North and TXL South Units in Ector County, Texas. In 1998, a total of 47 wells were drilled in the two units, which had combined gross production at year-end of 5,100 BOPD (3,250 BOPD net). Anadarko has a 79% working interest in the TXL North Unit and a 66% working interest in the TXL South Unit.

EAST TEXAS Anadarko continued to build on its success in the Bossier Sand Play in 1998, with the completion of 36 wells in the Dew West and Mimms Creek Fields of Freestone County, Texas. Year-end gross production from the Bossier Play, the Company's third largest onshore gas field, was 50 MMcf/d of gas, compared to an average of 5.4 MMcf/d of gas in 1997. The Company owns approximately 26,000 gross acres in the Bossier Sand Play and had an average of five rigs running in 1998.

GULF COAST Along the Gulf Coast of Texas, Anadarko has been active in several exploration plays. Using 3-D seismic data and advanced processing techniques, the Company is evaluating the exploration potential of several plays.
     In the Wilcox Play of Jim Hogg County, Texas, Anadarko has a 33% working interest in about 28,000 gross undeveloped acres.
     The Company has an interest in approximately 2,000 gross undeveloped acres held by production in the Hartburg Play, located in Orange County, Texas. Anadarko's working interest varies from 25%-50%.
     Along the upper Texas coast, Anadarko has been developing reserves in the Yegua Trend since the early 1990s. The Company has an average 50% working interest in about 12,000 gross lease acres in the Play.

COAL-BED METHANE Anadarko is developing coal-bed methane acreage in the Helper Field, located in Carbon County, Utah. During 1998, Anadarko drilled 12 wells on state and private leases, increasing the number of producing wells to 39. The Helper Field was producing 7.6 MMcf/d (gross) at year-end with gas production continuing to increase. An Environmental Impact Statement (EIS) is near completion on the Company's federal leases that contain 12,500 gross acres within the Helper Field. Completion of the EIS will allow Anadarko to continue development of the Helper Field and drill up to 60 wells over the next three years. Anadarko has a 100% working interest in the project.

GATHERING AND PROCESSING

GAS GATHERING SYSTEMS Anadarko owns and operates five major gas gathering systems in the nation's mid-continent area: the Antioch Gathering System in the Southwest Antioch Field of Oklahoma; the Hemphill Gathering System, located in Hemphill County, Texas; the Sneed System in the West Panhandle Field of Texas; the Hugoton Gathering System in southwest Kansas; and the Dew Gathering System in East Texas, the first phase of which was completed in 1998. The Company's gathering systems have more than 2,500 miles of pipeline connecting about 2,000 wells and have more than 500 MMcf/d of gas gathering capacity. In addition, Anadarko owns interests in nine other smaller gas gathering systems.

GAS PROCESSING FACILITIES The Company's last fully-owned and operated gas processing facility, the Sneed Gas Processing Plant in the West Panhandle Field of Texas, was closed in 1997. The Company also sold its remaining interests in three other plants in 1997. These decisions, together with the closing of the Company's Panther Creek Gas Processing Plant in 1996, were based upon a strategy to take advantage of excess capacity in more modern and efficient plants owned by third parties in the mid-continent. This strategy resulted in an increase in NGL product recoveries due to the improved efficiency of the newer processing facilities. Anadarko's NGLs sales volumes increased 21% in 1998 compared to 1997.

ALASKA

Anadarko is active in two geographic areas in Alaska -- the North Slope and the Cook Inlet of south central Alaska. Overall, the Company had interests in 596,000 gross lease acres in Alaska at year-end 1998.

NORTH SLOPE Development of the Alpine Field, discovered by Anadarko and its partner ARCO Alaska, Inc. in 1994, continued in 1998 and is about 40% complete. Progress continued on the construction of gravel surfaces at the drilling pads and airstrip. As a result of the project, which began in the winter of 1997-1998, personnel now remain on site year-round to conduct drilling and development operations. Production modules are currently being built at fabrication yards in Corpus Christi, Texas, and Nikiski on the Kenai Peninsula of south central Alaska. The modules will be sea lifted to the North Slope this summer with site installation scheduled for the 1999-2000 winter season.
     In early 1998, one extension well at Alpine was drilled, the results of which have not been released. In addition, the Field's first two horizontal wells were drilled and tested. Among the many benefits of horizontal drilling are more efficient recovery of reserves, fewer wells required for full field development, lower project costs and minimal environmental impact. In fact, Alpine is being developed much like an offshore field, with no roads or bridges connecting to existing infrastructure. Operations will affect only 100 acres out of the 40,000-acre productive limits of the Alpine Field -- or one-quarter of 1% of the total surface area. The Company's development program for 1999 calls for drilling 15 wells from the first of the Field's two pad locations. Anadarko owns a 22% working interest in the ARCO Alaska-operated Alpine Field. The Alpine Field is expected to begin producing at an initial rate of 40,000 BOPD (gross) in mid-2000, ramping up to 70,000 BOPD (gross) in mid-2001. Anadarko and ARCO Alaska also jointly hold six offshore lease blocks in the Beaufort Sea west of the Alpine Field.
     In August 1998, Anadarko announced an agreement with the Arctic Slope Regional Corporation (ASRC) that gives the Company exclusive access to more lands for exploration than any other oil company operating in the state. The agreement, which covers the Foothills region of the state, provides Anadarko with exploration rights to 2.2 million gross acres that ASRC has under title currently. Additionally, the Company has exploration rights to an additional 900,000 gross acres now held by the Bureau of Land Management. From that 900,000 gross acres, ASRC will eventually claim title to about 240,000 gross acres as part of its land selection rights under the Alaska Native Claims Settlement Act. Following initial exploration work, Anadarko has the exclusive option to lease the 2.2 million acres from ASRC and the exclusive option to acquire a lease on the 240,000 acres when selected by ASRC. Future phases of the agreement will be based on a work commitment by Anadarko.
     In the summer of 1998, Anadarko added to its acreage position on the North Slope by investing $8.1 million (net) to acquire 26 tracts covering 123,000 gross acres in State Lease Sale 87. The area covered by the lease sale, called the Central Arctic State Sale Area, is located on the North Slope south of the Alpine, Kuparuk and Prudhoe Bay Fields and east of the National Petroleum Reserve -- Alaska (NPRA). Anadarko was the third most active bidder in the sale and holds 20 of the tracts alone. The remaining six are held in partnership with Petrofina Delaware, Inc.
     Anadarko's Sale 87 acreage and the Alpine discovery are strategically located near the Northeastern Planning Area of the NPRA. Anadarko and its partners are conducting a 3-D seismic acquisition program in the NPRA in preparation for an expected 1999 NPRA lease sale.

COOK INLET In the third quarter of 1998, Anadarko completed its first Company-operated well in Alaska. The Lone Creek No. 1 well on the Moquawkie Prospect flowed 10.6 MMcf/d of gas at a flowing tubing pressure of 925 psi from 53 feet of perforations at a depth of approximately 2,400 feet. This represents one of the best shallow gas tests in the area. Located about 40 miles west of Anchorage on lands leased from Cook Inlet Region, Inc., the well also encountered several other possible gas zones, which total about 180 feet of additional net pay, but have not yet been tested. Anadarko and ARCO Alaska each have a 50% interest in the discovery. The venture is reviewing development plans for the Lone Creek discovery, which may include additional drilling and installation of facilities necessary to produce this and subsequent wells. The well is located within five miles of a 16-inch natural gas pipeline. The partners also hold approximately 56,000 gross leasehold acres in the Moquawkie Prospect area and 178,000 gross acres total in the Cook Inlet area, which includes an option on 16,000 gross acres not yet exercised.

OFFSHORE

OVERVIEW At year-end 1998, about 22% of the Company's proved reserves were located offshore in the Gulf of Mexico. Production volumes from these properties were 176 MMcf/d of gas and 6,500 BOPD at year-end 1998. The Company's production from the Gulf of Mexico increased during 1998 as new discoveries were brought on line and enhancements were made to producing platforms. At year-end 1998, Anadarko owned an average 50% working interest in 126 lease blocks representing 182,000 gross (56,000 net) acres in developed properties and 514,000 gross (276,000 net) acres in undeveloped properties offshore.
     The accompanying map illustrates the Company's undeveloped and developed net acres, number of producing net wells and other data relevant to its offshore properties.

EXPLORATION Anadarko is active in exploration projects in conventional, sub-salt and deepwater plays in the Gulf of Mexico. In 1998, the Company drilled five offshore exploration wells (two sub-salt and three conventional).
     Major sub-salt discoveries were announced at Anadarko's Tanzanite and Hickory prospects offshore Louisiana. After being drilled to 14,350 feet, the Tanzanite No. 1 discovery well encountered a 600-foot sand with 427 feet of continuous hydrocarbon pay. The reservoir rock is of high quality with excellent porosity and permeability. During testing operations, Tanzanite flowed 21,917 BOPD and 29.7 MMcf/d of gas, a Company record. Additional drilling and refined seismic imaging will be required to determine the true areal extent of the main reservoir and the extent of other pay zones. Construction and design work for a platform is now underway, with first production slated to begin in the third quarter of 2000. Anadarko has a 100% working interest in the Tanzanite discovery which is located on Eugene Island Block 346, about 75 miles offshore Louisiana in 314 feet of water. One development well and one wildcat well at Tanzanite are currently drilling.
     In the fourth quarter of 1998, Anadarko announced a discovery at Hickory, its second success of the year in the sub-salt play. Located on Grand Isle Block 116 in 320 feet of water, Hickory encountered 300 feet of net hydrocarbon pay in multiple sands. On its way to a total depth of 21,600 feet, the discovery well penetrated an 8,000-foot section of salt, which is believed to be the thickest ever drilled in the Gulf of Mexico. A development well was spudded from the same surface location in November 1998 to help develop the reservoir. Design work has already started on a platform in anticipation of possible first production in the second half of 2000. Anadarko serves as operator of Grand Isle Blocks 110, 111 and 116 and has a 50% working interest. Partners include Shell Oil Company (37.5%) and Ocean Energy (12.5%).
     During 1999, Anadarko expects to drill up to four exploration wells on its sub-salt prospects in the Gulf of Mexico. The Company is completing several imaging projects that will help determine its next sub-salt drilling prospects. Anadarko has identified about 20 sub-salt prospects across its holdings in the Gulf.
     Conventional offshore exploration projects in 1998 included the A-7 well at East Cameron 157, which discovered new reserves that were fault-separated from the main field. The A-7 well was completed at a rate of 40 MMcf/d of gas and 1,100 barrels of condensate per day (BCPD). Anadarko has a 100% working interest in the Block which is located off the Louisiana coast.
     At High Island Block 376, the B-5 extended-reach well was completed and placed on production at 4 MMcf/d of gas. The completion of a compressor package at the platform during the fourth quarter more than doubled the Company's output to 21 MMcf/d of gas. Anadarko owns a 100% working interest in the B-5 well and a 33.8% working interest in the Field.

     In addition to offshore properties in the conventional and sub-salt plays, Anadarko also has working interests in 34 deepwater lease blocks, 26 of which are Company-operated. Seismic data were acquired over several of the deepwater blocks during 1998. Lease blocks in the deepwater Gulf of Mexico are held for 10-year terms and can be easily deferred for later drilling.

DEVELOPMENT Anadarko's 1998 work program combined projects to bring recent discoveries on line and enhance production from existing platforms.
     The Agate Field, discovered in 1996 by Anadarko and its partner Phillips Petroleum (operator), was placed on production in the third quarter of 1998. Field production is from one sub-sea well, located at Ship Shoal Block 361 about 70 miles offshore Louisiana. The well was tied back to the Mahogany platform, which is six miles to the east, through a sub-sea completion. Average gross production from Agate in 1998 was 1,940 BOPD and 12 MMcf/d of gas. Anadarko has a 50% working interest in the Block. Additional development wells are being evaluated.
     At the Phillips-operated Mahogany platform (Ship Shoal Block 349/359), the A-4, A-5 and A-7 wells were completed in the main pay zone ("P" sand) during 1998. Year-end gross production from the platform was 26 MMcf/d of gas and 13,700 BOPD. Anadarko has a 37.5% working interest in the Mahogany Field.
     Much of the 1998 work program in the Gulf of Mexico centered on improving production from existing platforms, particularly at the Matagorda Island 622/623 Complex, located offshore Texas. Construction of a new pipeline that connects the platform to the El Paso Energy-operated Tomcat system was completed. The seven-mile tie-in alleviated a major production bottleneck and increased volumes from 270 MMcf/d of gas just prior to the start of the pipeline project to a current rate of 360 MMcf/d of gas. During 1998, the C-2 sidetrack well was completed at the Complex and placed on production at 65.6 MMcf/d of gas and 453 BCPD. Anadarko owns a 37.5% interest in the Amoco-operated Complex.

OFFSHORE MAP (GRAPHIC MATERIAL OMITTED)

                             NET              NET               NET
                          DEVELOPED       UNDEVELOPED        PRODUCING
                            ACRES            ACRES             WELLS
                         -----------      -----------       -----------
OFFSHORE:
  United States
      Florida                   --           39,827               --
      Louisiana             21,883          132,529               32
      Mississippi               --           16,594               --
      Texas                 34,351           86,433               27

PROPERTIES AND ACTIVITIES -- INTERNATIONAL

OVERVIEW Over the past few years, Anadarko has devoted a larger portion of its capital expenditures to international exploration ventures. Development work is underway in Algeria and exploration activities are being conducted in Eritrea, the North Atlantic Margin and Tunisia. Studies are also underway in other prospective areas around the world. In May 1998, the Company's first production from Algeria commenced. See Additional Factors Affecting Business -- Foreign Operations Risk under Item 7 of this Form 10-K.

ALGERIA Anadarko's largest international venture involves development of liquid hydrocarbons discovered by the Company in Algeria's Sahara Desert. Since 1989, Anadarko has drilled 40 successful wells (13 exploration and 27 delineation) and has submitted Commerciality Reports for 11 fields in Algeria. The Company has booked proved reserves of 245 MMBbls (net) of crude oil as of year-end 1998, up 33% from 184 MMBbls (net) at year-end 1997. The Company estimates that more than
2.0 billion barrels (gross) of crude oil and condensate have been discovered to date on its portion of the lease area.
     As of December 31, 1998, the Company's cumulative net investment in Algeria was $557 million (including capitalized interest and overhead), about $156 million of which was spent in 1998. Anadarko plans to invest about $99 million in Algeria in 1999. At the end of 1998, the Company had 3.4 million gross (1.3 million net) acres in Algeria.
     The accompanying map illustrates the Company's developed and undeveloped acreage, number of productive wells and other data relevant to its properties in Algeria.
     Anadarko's interest in the production sharing agreement (PSA) relating to the four company-operated blocks is 50% before participation at the exploitation stage by SONATRACH, the national oil and gas enterprise of Algeria. The Company has two partners, each with a 25% interest in the Algerian venture, also prior to participation by SONATRACH; they are LASMO Oil (Algeria) Limited, a wholly-owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly-owned subsidiary of Maersk Olie Og Gas AS, a company in the Danish A.P. Moeller group. Under the terms of the PSA, liquid hydrocarbons that are discovered, developed and produced will be shared by SONATRACH, Anadarko and its two partners. SONATRACH is responsible for 51% of development and production costs. In addition, Anadarko and its partners are entitled to recover a portion of exploration costs out of production in the exploitation phase. SONATRACH is the beneficial owner of 9.9% of Anadarko's outstanding common stock.
     During 1998, Anadarko and its partners commenced first oil production and recorded the highest level of drilling activity since work began in the program in 1989. First oil production began on May 4, 1998 from Stage I facilities at the HBNS Field. Oil produced from the HBNS Field is sold as Saharan Blend, a very high quality crude that provides refiners with large quantities of premium products like jet and diesel fuel. From May to November 1998, production from the HBNS Field averaged 18,700 BOPD (gross). In December 1998, production from the HBNS Field increased to an average of 38,000 BOPD (gross) with the start-up of SONATRACH's new 30-inch oil pipeline. In 1999, Anadarko expects gross production to average about 60,000 BOPD. During 1998, about 1.4 MMBbls of oil were produced net to Anadarko. Two cargoes of crude were lifted in 1998 and sold to major refiners in southern Europe. Other partners lifted separate cargoes. Anadarko expects to lift between eight to ten cargoes of crude oil from its operations in Algeria during 1999. In late 1998, bids were received for construction of Stage II production facilities at the HBNS Field. By the end of 1999's first quarter, Anadarko expects to award an Engineering, Procurement and Construction contract for the Stage II facilities, which will expand production from the HBNS Field to 135,000 BOPD (gross) beginning in 2001.
     In 1998, Anadarko and its partners completed 21 exploration, delineation and development wells on Blocks 404 and 208. By comparison, the group drilled 33 total wells in the project between 1991-1997. Up to five drilling rigs were active in field delineation and development drilling during 1998. Of the 21 wells drilled in 1998, 18 were successful. One exploration well was drilled and was successful -- the El Merk North (EMN) Field discovery, which was announced in March 1998. The EMN No. 1 well encountered 36 meters (119 feet) of net pay in the Triassic formation and flowed 21,395 BOPD, the highest flow rate achieved by Anadarko and its partners in Algeria. A deeper gas and condensate zone was also successfully tested. In addition, ten delineation wells were drilled in 1998 with eight successful. Ten development wells also were drilled with nine successful.

ALGERIA MAP (GRAPHIC MATERIAL OMITTED)



ALGERIA

      Undeveloped Acreage - 3.3 million acres (1.3 million net to Anadarko) Producing Acreage (HBNS Field) - 57,000 acres (14,000 net to Anadarko) Productive Wells - 45 (17 net to Anadarko)

      Fields discovered to date shown graphically
              EL BIAR Field (formerly HBN)
              BRSE/BSFN ROD Field*
              SFNE Field*
              BSF Field*
              HBNS Field*
              HBNSE Field
              RBK Field*
              QBN Field
              BKNE Field*
              QOUBBA Field (formerly BKE)*
              EKT Field*
              EME/EMK/EMN Field*

      Blocks shown graphically
              401a
              402a*
              404*
              208*
              211
              245

      *Drilling activities were conducted in these areas  in 1998.

     Political unrest continues in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1999 and beyond. However, the situation has not had any material effect to date on the Company's operations.

ERITREA In September 1995, Anadarko signed an agreement with the government of the State of Eritrea for offshore exploration on a 6.7 million-acre area in the Red Sea, known as the Zula Block. This acreage position was expanded in late 1997 with the signing of a second PSA for 2.3 million acres. This area is called the Edd Block and is contiguous with the Zula Block, giving Anadarko exploration rights on 9.0 million gross acres in Eritrea. In 1998, Anadarko and its partners drilled two unsuccessful exploration wells on the Zula Block. The venture's third exploration well began drilling on the Edd Block in January 1999. Anadarko serves as operator and holds a 50% interest in both the Zula and Edd concessions. The remaining interests are held by Agip Eritrea B. V. with 30% and Burlington Resources Eritrea Limited with 20%.
     Border disputes between Eritrea and Ethiopia continue. The Company is closely monitoring this situation and has taken reasonable and prudent steps to ensure the safety of employees and the security of its facilities in Eritrea. Anadarko presently is unable to predict with certainty any effect the current situation may have on activity planned for 1999 and beyond. However, the situation has not had any material effect to date on the Company's operations.

NORTH ATLANTIC MARGIN During 1997, Anadarko established an exploration presence in the North Atlantic Margin, located north and west of Scotland and offshore Ireland. Through two separate bid rounds, Anadarko and its partners were awarded five exploration areas totaling about 1.2 million gross acres.
     Anadarko has been studying the exploration potential in this area since 1995. During 1997, Anadarko and its partners were awarded three tranches in the United Kingdom's 17th Bid Round and two exploration areas in the Irish Bid Round. Anadarko will participate in its first exploration well on Tranche 61 which is expected to begin drilling in the first half of 1999. Anadarko has a 7.5% interest in the well. Anadarko and its partners have a significant amount of 2-D and 3-D seismic data and expect to drill several exploration targets over the next four years. Anadarko has an average interest of 30% in the exploration areas.

TUNISIA In 1997, Anadarko became a 50% partner (prior to a back-in by the Tunisian government) in Agip S.p.A.'s Jenein Nord Block -- a 384,000 gross acre exploration area in Tunisia near the Algerian border. The Jenein Nord Block is contiguous with the Company's Blocks 401a and 402a in Algeria (operated by BHP Algeria). Several exploration leads have been identified and exploration drilling is expected to begin in mid-1999.

PERU The Company has decided not to continue its exploration efforts on Block 84 in Peru at this time. Anadarko served as operator of the exploration venture with a 100% interest.

JORDAN Anadarko has decided not to pursue exploration efforts on the Safawi Block in the Hashemite Kingdom of Jordan. Anadarko operated the exploration venture with a 50% interest.

DRILLING PROGRAMS

     The Company's 1998 drilling program again focused on known oil and gas provinces onshore and offshore North America and Algeria. Onshore activity was concentrated in Kansas, Oklahoma, the Texas panhandle, the Permian Basin of west Texas, Alaska and Utah. Exploration activity consisted of 25 wells onshore in the U.S., three wells offshore in the Gulf of Mexico, 16 wells in Algeria, and one well in Eritrea. Development activity included 341 wells onshore in the U.S., six wells offshore in the Gulf of Mexico and 10 wells in Algeria.

DRILLING STATISTICS

     The following table shows the results of the oil and gas wells drilled and tested:

                              NET EXPLORATORY                  NET DEVELOPMENT
                       ------------------------------   ------------------------------
                       PRODUCTIVE   DRY HOLES   TOTAL   PRODUCTIVE   DRY HOLES   TOTAL     TOTAL
                       ----------   ---------   -----   ----------   ---------   -----     -----
1998
United States              7.1        13.1      20.2      245.1        30.4      275.5     295.7
Algeria                    5.1         1.1       6.2        2.0         0.5       2.5        8.7
Eritrea                     --         0.5       0.5         --          --        --        0.5
                          ----        ----      ----      -----        ----      -----     -----
Total                     12.2        14.7      26.9      247.1        30.9      278.0     304.9
                          ----        ----      ----      -----        ----      -----     -----

1997
United States              6.1         3.1       9.2      433.8        50.9      484.7     493.9
Algeria                    3.8         2.0       5.8        0.7          --       0.7        6.5
                          ----        ----      ----      -----        ----      -----     -----
Total                      9.9         5.1      15.0      434.5        50.9      485.4     500.4
                          ----        ----      ----      -----        ----      -----     -----

1996
United States              5.3         5.8      11.1      163.5        37.9      201.4     212.5
Algeria                    2.0         0.5       2.5         --          --        --        2.5
Indonesia                  1.0          --       1.0         --          --        --        1.0
                          ----        ----      ----      -----        ----      -----     -----
Total                      8.3         6.3      14.6      163.5        37.9      201.4     216.0
                          ----        ----      ----      -----        ----      -----     -----

     The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 1998:

                                                       UNITED
                                                       STATES        ALGERIA        TOTAL
                                                    ------------   -----------   ------------
                                                    GROSS   NET    GROSS   NET   GROSS   NET
                                                    -----   ----   -----   ---   -----   ----
WELLS IN THE PROCESS OF DRILLING OR IN ACTIVE
  COMPLETION
  Exploration                                         3      2.5    --     --      3      2.5
  Development                                         7      3.6     2     0.5     9      4.1
WELLS SUSPENDED OR WAITING ON COMPLETION
  Exploration                                         4      3.0    --     --      4      3.0
  Development                                        34     28.9    --     --     34     28.9

PRODUCTIVE WELLS

     As of December 31, 1998, the Company owned productive wells as follows:

                                                  UNITED STATES     ALGERIA         TOTAL
                                                  -------------   -----------   -------------
                                                  GROSS    NET    GROSS   NET   GROSS    NET
                                                  -----   -----   -----   ---   -----   -----
Oil wells*                                        5,191   2,910    45     17    5,236   2,927
Gas wells*                                        2,848   2,144    --     --    2,848   2,144
                                                  -----   -----    --     --    -----   -----
Total                                             8,039   5,054    45     17    8,084   5,071
                                                  -----   -----    --     --    -----   -----
---------------
* Includes wells containing multiple completions
  Oil wells                                         74       26    --     --      74       26
  Gas wells                                        230      135    --     --     230      135

SEGMENT AND GEOGRAPHIC INFORMATION

     Information on operations by segment and geographic location is contained in Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

EMPLOYEES

     As of December 31, 1998, the Company employed 1,476 persons. The Company's employees are not represented by any union. Relations between the Company and its employees are considered to be satisfactory and the Company has had no work stoppages or strikes.

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

CAPITAL SPENDING

     See Capital Expenditures, Liquidity and Long-term Debt under Item 7 of this Form 10-K.

RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     The Company's ratios of earnings to combined fixed charges and preferred stock dividends for the years ended December 31, 1998, 1997 and 1996 were 0.05,
3.04 and 3.34, respectively. As a result of the Company's net loss in 1998, the Company's earnings did not cover combined fixed charges and preferred stock dividends by $101 million in 1998. These ratios were computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses, the estimated interest component of rentals and preferred stock dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K.

ITEM 2. PROPERTIES

     See information appearing under Item 1 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax.

Background of Present Litigation FERC's ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC.
     Ultimately, the D.C. Circuit issued a decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997.
     Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $42.7 million (pretax) as of December 31, 1998.

FERC Proceedings Depending on future FERC orders, the Company could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy) pending further potential review by FERC or the courts.

PanEnergy Litigation On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14 million (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $27.1 million (pretax) as of December 31, 1998. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pretax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 17, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction.

FERC Order of October 13, 1998 On October 13, 1998, FERC issued a final order on Anadarko's complaint. The order declares that Anadarko Production Company (now an affiliate of Duke Energy) is responsible as first seller for making refunds of Kansas ad valorem tax reimbursements collected from 1983 through August 1, 1985. The Company estimates this amount to be as much as $26 million. The Company is responsible to make refunds for reimbursements it collected as first seller from August 1, 1985 through 1988. The Company estimates this amount to be as much as $16 million. The FERC order states that whether Anadarko Production Company or the Company is entitled to reimbursement from another party for the refunds ordered is a matter to be pursued in an appropriate judicial forum. On January 15, 1999, FERC issued an order denying a request for rehearing filed by PanEnergy and reaffirming the October 1998 order. FERC may, in the near future, issue an order based upon the above allocation regarding when the refunds must be paid and the specific refund amount. The issue of reimbursement will now be pursued in U.S. District Court.

Kansas Corporation Commission (KCC) Proceeding On April 30, 1998, the Company's subsidiary, Anadarko Gathering Company (AGC), filed a petition with the KCC to clarify AGC's rights and obligations, if any, related to the payment by first sellers of Kansas ad valorem tax refunds. The refunds at issue relate to sales made by Anadarko Production Company, a PanEnergy affiliate, through facilities known as the Cimmaron River System during the time period from 1983 to 1988. AGC purchased the Cimmaron River System from Centana, the successor of Anadarko Production Company in 1995. The petition, among other things, asks the KCC to determine whether AGC or Anadarko Production Company is responsible for the payment or distribution of refunds received from first sellers to Anadarko Production Company's former customers and requests guidance concerning the disposition of refunds received that are attributable to sales made to Anadarko Production Company customers that did not reimburse Anadarko Production Company for Kansas ad valorem taxes during the relevant time periods. This matter is presently being pursued before the KCC. The KCC staff is expected to issue a recommendation upon Anadarko's petition in this matter by March 15, 1999.
     Anadarko's net income for 1997 included a $1.8 million charge (pretax) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding the amounts recorded in 1993, 1994 and 1997) has been made.

OTHER The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, the liability with respect to these actions will not have a material effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

                              AGE AT END
            NAME               OF 1999                          POSITION
            ----              ----------                        --------
Robert J. Allison, Jr.            60       Chairman of the Board, President and Chief
                                             Executive Officer
John N. Seitz                     48       Executive Vice President, Exploration and
                                             Production
Charles G. Manley                 55       Senior Vice President, Administration
Michael E. Rose                   52       Senior Vice President, Finance and Chief Financial
                                             Officer
Rex Alman III                     48       Vice President, Domestic Operations
Michael D. Cochran                57       Vice President, Exploration
James R. Larson                   49       Vice President and Controller
Richard A. Lewis                  55       Vice President, Human Resources
J. Stephen Martin                 43       Vice President and General Counsel
Mark L. Pease                     43       Vice President, Algeria
Gregory M. Pensabene              49       Vice President, Government Relations
Albert L. Richey                  50       Vice President and Treasurer
Richard J. Sharples               52       Vice President, Marketing
Bruce H. Stover                   50       Vice President, Worldwide Business Development
William D. Sullivan               43       Vice President, International Operations
A. Paul Taylor, Jr.               50       Vice President, Corporate Communications

     Mr. Allison was named Chairman and Chief Executive Officer effective October 1986. In January 1993, he was elected the additional position of President. He has worked for the Company since 1973.
     Mr. Seitz was named Executive Vice President, Exploration and Production, and a member of the Company's Board of Directors during 1997. He was named Senior Vice President, Exploration in 1995 and Vice President, Exploration in January 1993. He has worked for the Company since 1977.
     Mr. Manley was named Senior Vice President, Administration in 1993. He has worked for the Company since 1974.
     Mr. Rose was named Senior Vice President, Finance and Chief Financial Officer in 1993. He has worked for the Company since 1978.
     Mr. Alman was named Vice President, Domestic Operations in 1997. Prior to that, he was Vice President, Operations, U.S. Onshore in 1995 and Vice President, Engineering in 1993. He has worked for the Company since 1976.
     Dr. Cochran was named Vice President, Exploration in 1997. Prior to that, he was Manager of Technology and Exploration Studies. He has been with the Company since 1987.
     Mr. Larson was named Vice President and Controller in 1995. He had served as the Company's Controller since 1986. He has worked for the Company since 1983.
     Mr. Lewis was named Vice President, Human Resources in 1995. He joined the Company in 1985 as Manager of Employee Relations.
     Mr. Martin was named Vice President and General Counsel in 1995. He joined the Company as an attorney in 1987.
     Mr. Pease was named Vice President, Algeria in 1998. Prior to this position, he served as General Manager, Algeria since 1993. He joined the Company in 1979 as an engineer.
     Mr. Pensabene joined Anadarko in 1997 as Vice President, Government Relations. Prior to joining Anadarko, he was a partner in various law firms in Washington, D.C.
     Mr. Richey was named Vice President and Treasurer in 1995. He joined Anadarko as Treasurer in 1987.
     Mr. Sharples joined Anadarko as Vice President, Marketing in 1993. Prior to joining Anadarko, he served as Vice President of Marketing with Maxus Energy Corporation.
     Mr. Stover was named Vice President, Worldwide Business Development in 1998. He was named Vice President, Acquisitions in 1993. He has worked for the Company since 1980.
     Mr. Sullivan was named Vice President, International Operations in 1998. Prior to this position, he served as Vice President, Algeria since 1995 and Vice President, Operations, U.S. Onshore since 1993. He has worked for the Company since 1981.
     Mr. Taylor was named Vice President, Corporate Communications in 1987. He has worked for the Company since 1986.
     All officers of Anadarko are elected in April of each year at an organizational meeting of the Board of Directors to hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information on the market price and cash dividends declared per share of common stock is included in the Stockholders' Information in the Annual Report, which is incorporated herein by reference.
     As of December 31, 1998, there were approximately 5,322 direct holders of Anadarko common stock. The following table sets forth the amount of dividends paid on Anadarko common stock during the two years ended December 31, 1998.

                              FIRST               SECOND              THIRD               FOURTH
                             QUARTER             QUARTER             QUARTER             QUARTER
        thousands           ----------          ----------          ----------          ----------
1998                          $4,496              $6,029              $6,083              $5,922
1997                          $4,553              $4,401              $4,479              $4,493

     The amount of future common stock dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.
     For additional information, see Dividends under Item 7 and Note 8 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     See Summary Financial Data on page 3 of the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

                            SELECTED FINANCIAL DATA

                                                              1998         1997         1996
             millions except per share amounts               ------       ------       ------
Revenues                                                     $560.3       $675.1       $570.1
Costs and expenses                                            567.6        469.8        373.4
Interest expense                                               57.7         41.0         39.0
Net income (loss) available to common stockholders           $(49.3)      $107.3       $100.7
Earnings (loss) per share -- basic                           $(0.41)      $ 0.90       $ 0.85
Earnings (loss) per share -- diluted                         $(0.41)      $ 0.89       $ 0.85

NET INCOME AND REVENUES For 1998, Anadarko reported a net loss available to common stockholders of $49.3 million, or 41 cents per share (diluted), compared to 1997 net income of $107.3 million, or 89 cents per share (diluted). Revenues for 1998 were down 17% to $560.3 million compared to 1997 revenues of $675.1 million. The decrease in revenues and net income was due to the steep decline in crude oil, natural gas and natural gas liquids (NGLs) prices, higher operating expenses, increased administrative and general costs, higher interest expense, and preferred stock dividends. Anadarko's 1998 performance was also adversely affected by a non-cash charge during the fourth quarter of $70 million before taxes ($45 million after taxes) to impair all exploration activity in Peru and Jordan, as well as two dry holes drilled on the Zula Block in Eritrea. Excluding the impairment, Anadarko's net loss for 1998 was $4.7 million, or 4 cents per share (diluted).
     Anadarko's 1996 net income was $100.7 million (85 cents per share), which included a gain of $19.4 million ($12.3 million after income taxes) on the sale of the Company's Indonesia interests and was partially offset by provisions for impairments of other international properties of $5.4 million ($3.4 million after income taxes). Revenues for 1996 were $570.1 million. The increases in revenues and net income in 1997 compared to 1996 reflect higher production volumes of crude oil, natural gas and NGLs coupled with higher natural gas prices.

                               COSTS AND EXPENSES

                                                               1998       1997       1996
                          millions                            ------     ------     ------
Operating expenses                                            $160.5     $154.7     $115.3
Administrative and general                                      94.9       73.6       67.7
DD&A                                                           204.5      198.8      167.2
Other taxes                                                     37.7       42.7       37.2
(Gains) and impairments related to international properties,
  net                                                           70.0         --      (14.0)
                                                              ------     ------     ------
Total                                                         $567.6     $469.8     $373.4
                                                              ------     ------     ------

COSTS AND EXPENSES During 1998, Anadarko's costs and expenses (excluding the impairment) increased 6% over 1997 primarily due to increased levels of activity. Anadarko pays close attention to costs, focusing on cost controls, cost savings plans and the application of new technology to field production operations. During 1998, costs and expenses were up largely due to these reasons:
     (1) Operating expenses increased $5.8 million (4%) due to costs associated with the commencement of production in Algeria and the acquisition of oil and gas producing properties in the U.S.
     (2) Administrative and general expenses were up $21.3 million (29%), reflecting increased costs associated with first production from Algeria, expenses related to reducing future administrative and general costs, and other expenses associated with the Company's growing workforce.
     (3) Depreciation, depletion and amortization (DD&A) expense rose $5.7 million (3%) due primarily to the production volume increase.

     Costs and expenses for 1997 increased 26% over 1996, including the effect of the 1996 sale of the Company's Indonesia interests. In addition, costs and expenses were impacted by the following factors:
     (1) Operating expenses increased $39.4 million (34%) due primarily to higher levels of drilling activity and revised NGLs contracts that provide for processing through third-parties.
     (2) Administrative and general expenses were up $5.9 million (9%) due to higher costs associated with the Company's growing workforce.
     (3) DD&A expense was up $31.6 million (19%) due primarily to the 18% increase in U.S. production volumes from core areas of operation compared to 1996.

                                INTEREST EXPENSE

                                                               1998       1997       1996
                          millions                            ------     ------     ------
Gross interest expense                                        $ 82.4     $ 62.1     $ 56.0
Capitalized interest                                           (24.7)     (21.1)     (17.0)
                                                              ------     ------     ------
Net interest expense                                          $ 57.7     $ 41.0     $ 39.0
                                                              ------     ------     ------

INTEREST EXPENSE Anadarko's gross interest expense has increased over the past three years due primarily to higher levels of borrowings for capital expenditures, including producing property acquisitions. Gross interest expense in 1998 was up 33% compared to 1997 primarily due to higher average borrowings in 1998. Gross interest expense in 1997 increased 11% compared to 1996 also primarily due to higher average borrowings during 1997. See Liquidity and Long-term Debt.

ANALYSIS OF VOLUMES AND PRICES

                       ANNUAL VOLUMES AND AVERAGE PRICES

                                                               1998       1997       1996
                                                              ------     ------     ------
NATURAL GAS (BCF)                                              176.7      178.7      164.9
  MMcf/d                                                         484        490        450
  Price per Mcf                                               $ 1.92     $ 2.30     $ 2.13

CRUDE OIL AND CONDENSATE (MBBLS)                              11,126      9,083      6,702
  MBbls/d                                                         30         25         18
  Price per barrel                                            $11.51     $18.03     $20.21

NATURAL GAS LIQUIDS (MBBLS)                                    6,640      5,467      3,514
  MBbls/d                                                         18         15         10
  Price per barrel                                            $10.29     $14.64     $16.86
TOTAL ENERGY EQUIVALENT BARRELS (MMEEBS)                        47.2       44.3       37.7

---------------

Bcf -- billion cubic feet
MBbls -- thousand barrels
MBbls/d -- thousand barrels per day
Mcf -- thousand cubic feet
MMcf/d -- million cubic feet per day
MMEEBs -- million energy equivalent barrels

NATURAL GAS Anadarko's natural gas production volumes in 1998 were essentially level with 1997. Anadarko's natural gas volumes in 1997 increased 8% compared to 1996 production primarily due to increased drilling activity in its core U.S. onshore and offshore areas of operations. The Company's average wellhead gas price in 1998 was down 17% from 1997. Anadarko's average wellhead gas price in 1997 had increased 8% from 1996.

     Natural gas markets were volatile in 1998, with the Company's average monthly price fluctuating from a high of $2.16 per Mcf in January 1998 to a low of $1.55 per Mcf in September 1998. Prices for natural gas weakened significantly in 1998 due to a lack of cold weather in major population centers in the northeast. Natural gas markets were also volatile in 1997, with the Company's average monthly price fluctuating from a high of $3.84 per Mcf in January 1997 to a low of $1.61 per Mcf in March 1997. Anadarko employs marketing strategies to help manage production and sales volumes and mitigate the effect of the price volatility that is likely to continue. See Marketing
Strategies -- Use of Derivatives.

                QUARTERLY NATURAL GAS VOLUMES AND AVERAGE PRICES

                                                                1998      1997      1996
                                                                -----     -----     -----
FIRST QUARTER
  Bcf                                                            44.0      42.3      43.7
  MMcf/d                                                          489       470       480
  Price per Mcf                                                 $2.02     $2.66     $1.96
SECOND QUARTER
  Bcf                                                            42.2      43.8      40.4
  MMcf/d                                                          463       481       444
  Price per Mcf                                                 $1.98     $1.85     $2.04
THIRD QUARTER
  Bcf                                                            45.7      45.4      39.8
  MMcf/d                                                          497       494       433
  Price per Mcf                                                 $1.82     $2.02     $1.95
FOURTH QUARTER
  Bcf                                                            44.8      47.2      41.0
  MMcf/d                                                          487       513       446
  Price per Mcf                                                 $1.88     $2.67     $2.56

CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS Due primarily to initial production from Algeria and an acquisition of producing properties in central Oklahoma, Anadarko's crude oil and condensate production in 1998 increased 22% from 1997. The 1997 oil and condensate production volumes increased 36% compared to 1996, due primarily to increased drilling activity in the Permian Basin and first production from the Mahogany Field.
     Anadarko's average crude oil price for 1998 decreased 36% compared to 1997. Crude oil prices weakened significantly in 1998 due to several factors, including: continued lack of cold weather, higher storage inventories and perceptions of the impact of increased quotas from the Organization of Petroleum Exporting Countries (OPEC). Crude oil prices in 1997 were down 11% compared to 1996.
     Generally, the Company's oil production is sold on a monthly basis as it is produced. Production of oil usually is not affected by seasonal swings in demand or in market prices.
     The Company's NGLs sales volumes in 1998 increased 21% compared to 1997 primarily due to the restructuring of processing agreements in late 1997. NGLs production volumes in 1997 increased 56% compared to 1996 volumes. The 1998 average NGLs price was down 30% compared to 1997. By comparison, 1997 NGLs prices were 13% below 1996.

MARKETING STRATEGIES

NATURAL GAS The U.S. natural gas market has grown significantly throughout the last 10 years and management believes continued growth to be likely. Natural gas prices have been extremely volatile and are expected to continue to be so. Management believes the Company's excellent portfolio of exploration and development prospects should position Anadarko to continue to participate in this growth. Anadarko's wholly-owned marketing subsidiary -- Anadarko Energy Services Company (AES) -- is a full-service marketing company offering supply assurance, competitive pricing and services tailored to its customers' needs. Most of the Company's gas production is sold through AES. AES also purchases and sells third-party gas in the Company's market areas.
     AES sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. AES has expanded its marketing capabilities to move larger volumes of gas into and out of the "daily" gas market to take advantage of any price volatility. Included in this strategy is the use of leased natural gas storage facilities and various hedging strategies to better manage price risk associated with natural gas sales. See Use of Derivatives.

CRUDE OIL AND CONDENSATE Anadarko's revenues are derived from production in the U.S. and Algeria. Presently, most of the Company's U.S. crude oil production is sold on 30-day "evergreen" contracts with prices based on postings plus a premium. Initial production from the HBNS Field in Algeria began in May 1998. Oil from the HBNS Field is lifted by tanker load and sold as Saharan Blend to customers primarily in the Mediterranean area. Saharan Blend is a very high quality crude that provides refiners with large quantities of premium products like high quality jet and diesel fuel. In 1998, the company lifted two cargoes from Algeria. AES purchases and sells third-party crude oil and condensate in the Company's market areas.

GAS GATHERING SYSTEMS AND PROCESSING PLANTS Anadarko's investment in gas gathering operations allows the Company to better manage its gas production, improve ultimate recovery of reserves, enhance the value of reserves and expand marketing opportunities. The Company has invested $119 million to build or acquire gas gathering systems over the last five years. Anadarko owns and operates five major gas gathering systems in the Company's core producing areas. The Company's overall gas gathering capacity is more than 500 MMcf/d and serves about 2,000 wells. Approximately 80% of the gas flowing through these systems is from Anadarko-operated wells.
     During 1997, the Company shut down its last fully owned and operated gas processing facility. The Company also sold its interests in three other plants during 1997. The Company has elected to have its gas processed by third parties, increasing the Company's net NGLs production volumes. The increased revenues were partially offset by higher operating expenses.

USE OF DERIVATIVES Anadarko produces, purchases and sells natural gas, crude oil, and NGLs. As a result, Anadarko's financial results can be significantly affected by changes in these commodity prices. Anadarko uses derivative financial instruments to hedge the Company's exposure to changes in the market price of natural gas and crude oil, to provide methods to fix the price for natural gas independently of the physical purchase or sale and to manage interest rates. Commodity financial instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. While commodity financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the commodity financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses are recognized in revenues for the periods to which the commodity financial instruments relate. Anadarko's commodity financial instruments currently are comprised of futures, swaps and options contracts. See Notes 1 and 6 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
     While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at December 31, 1998 and 1997 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis the Company evaluates the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the

Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at December 31, 1998 and 1997 does not have a material adverse effect on the financial position or results of operations of the Company.
     The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's interest rate swap agreement. Based upon an analysis utilizing the actual interest rate in effect as of December 31, 1998 and 1997 and assuming a 10% increase in interest rates, the potential decrease in the fair value of the derivative interest swap instrument at December 31, 1998 and 1997 does not have a material effect on the financial position or results of operations of the Company.

OPERATING RESULTS

DRILLING ACTIVITY During 1998, Anadarko participated in a total of 402 gross wells, including 192 oil wells, 149 gas wells and 61 dry holes. This compares to 646 gross wells (401 oil wells, 182 gas wells and 63 dry holes) in 1997 and 283 gross wells (166 oil wells, 65 gas wells and 52 dry holes) in 1996. The decline in activity during 1998 is a direct result of lower commodity prices.
     The Company's 1998 exploration and development drilling program is discussed in Properties and Activities under Item 1 of this Form 10-K.

                           DRILLING PROGRAM ACTIVITY

                                                               GAS      OIL     DRY     TOTAL
                                                              -----    -----    ----    -----
1998 EXPLORATORY
  Gross                                                           8       13      24       45
  Net                                                           6.1      6.1    14.7     26.9
1998 DEVELOPMENT
  Gross                                                         141      179      37      357
  Net                                                         121.0    126.1    30.9    278.0
1997 EXPLORATORY
  Gross                                                           3       14       9       26
  Net                                                           2.0      7.9     5.1     15.0
1997 DEVELOPMENT
  Gross                                                         179      387      54      620
  Net                                                         149.6    284.9    50.9    485.4

---------------

Gross: total wells in which there was participation.
Net: working interest ownership.

RESERVE REPLACEMENT Drilling activity is not the best measure of success for an exploration and production company. Anadarko focuses on growth and profitability. Reserve replacement is the key to growth and future profitability depends on the cost of finding oil and gas reserves. The Company believes its performance in both areas is excellent. For the 17th consecutive year, Anadarko more than replaced annual production volumes with proved reserves of natural gas, crude oil, condensate and NGLs, stated on an energy equivalent barrel (EEB) basis.
     During 1998, Anadarko's worldwide reserve replacement was 581% of total production, which was a record 47.2 MMEEBs. The Company's worldwide reserve replacement in 1997 was 341% of total production, which was 44.3 MMEEBs. The Company's worldwide reserve replacement in 1996 was 299% of total production. Over the last five years, the Company's annual reserve replacement has averaged 359% of annual production volumes.
     Anadarko continues to increase its energy reserves in the U.S. while the nation's energy reserves have been declining over the past ten years. In 1998, the Company replaced 462% of its U.S. production volumes with U.S. reserves. This compares to a U.S. reserve replacement of 206% of production volumes in 1997. The

Company's U.S. reserve replacement for the five-year period 1994-1998 was 249% of production. By comparison, the most recent published U.S. industry average (1993-1997) was 99%. (Source: Department of Energy) Anadarko's U.S. reserve replacement performance for the same period 1993-1997 was 183% of production. Industry data for 1998 are not yet available.

COST OF FINDING Cost of finding results in any one year can be misleading due to the long lead times associated with exploration and development. A better measure of cost of finding performance is over a five-year period. Anadarko has consistently outperformed the industry in average finding costs. For the period 1994-1998, Anadarko's worldwide finding cost was $3.17 per EEB. The Company's U.S. finding performance for the same period was $3.61 per EEB. Industry data for 1998 are not yet available. For comparison purposes, the most recent published five-year average (1993-1997) for the industry shows worldwide finding cost was $3.99 per EEB and U.S. finding cost was $5.05 per EEB. (Source: Arthur Andersen and J.S. Herold) For the same five-year period of 1993-1997, Anadarko's worldwide finding cost was $3.28 per EEB and its U.S. finding cost was $3.88 per EEB. The Company's low finding costs are due to the success of Anadarko's exploration programs.
     For 1998, Anadarko's worldwide finding cost was $3.13 per EEB compared to $4.28 per EEB in 1997 and $2.76 per EEB in 1996. Anadarko's U.S. finding cost for 1998 was $3.11 per EEB compared to $4.79 per EEB in 1997 and $3.23 per EEB in 1996.

PROVED RESERVES At the end of 1998, Anadarko's proved reserves were 935.1 MMEEBs compared to 708.0 MMEEBs at year-end 1997 and 601.3 MMEEBs at year-end 1996. Reserves increased by 32% in 1998 compared to 1997 primarily due to exploration and development drilling in both the U.S. and overseas and producing property acquisitions. Anadarko's proved reserves have grown by 78% over the past three years, primarily as a result of successful exploration projects in Algeria, the Gulf of Mexico and Alaska, as well as successful exploitation and development drilling programs in major domestic fields in core areas onshore and offshore and producing property acquisitions.
     The Company's proved natural gas reserves at year-end 1998 were 2.65 trillion cubic feet (Tcf) compared to 1.73 Tcf at year-end 1997 and 1.82 Tcf at year-end 1996. Anadarko's proved U.S. gas reserves have increased 44% since year-end 1995, reflecting two major discoveries in the Gulf of Mexico's sub-salt trend and continued development activity onshore U.S. Anadarko's crude oil, condensate and NGLs reserves at year-end 1998 increased 18% to 494.0 million barrels (MMBbls) compared to 419.7 MMBbls at year-end 1997 and 297.8 MMBbls at year-end 1996. Crude oil reserves have risen by 125% over the last three years primarily due to large discoveries in Algeria, the Gulf of Mexico and Alaska. Crude oil, condensate and NGLs reserves comprise 53% of the Company's proved reserves at year-end 1998 compared to about 59% at year-end 1997 and 50% at year-end 1996.
     The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geologic and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
     At December 31, 1998, the present value (discounted at 10%) of future net revenues from Anadarko's proved reserves was $3.1 billion, before income taxes, and was $2.2 billion, after income taxes, (stated in accordance with the regulations of the Securities and Exchange Commission and Financial Accounting Standards Board). The 1998 estimated present value of future net revenues, after income taxes, increased 10% compared to 1997 primarily due to additions of proved reserves related to successful exploration and development drilling worldwide, partially offset by significantly lower natural gas and crude oil prices at year-end 1998. See Supplemental Information on Oil and Gas Exploration and Production Activities in the Consolidated Financial Statements under Item 8 of this Form 10-K.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves, and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

ACQUISITIONS AND DIVESTITURES

     The Company's strategy also includes an active asset acquisition and divestiture program. During 1996-1998, Anadarko acquired through purchases and trades 47.8 MMEEBs of proved reserves for $180 million. During the same time period, the Company sold properties, either as a strategic exit or by asset rationalization in existing core areas, with proceeds totaling $52 million. Reserves associated with these sales and trades were 19.7 MMEEBs.
     In 1998, Anadarko acquired reserves of 38.7 MMEEBs in several transactions totaling $143 million. The largest acquisition was a package of working interests in five oil and gas fields in the Anadarko Basin of central Oklahoma, a core operating area of the Company for 20 years, which was purchased from OXY USA, Inc. for $118 million. The five oil and gas fields cover 37,000 gross acres with 370 producing and injection wells. Anadarko's 1998 net production from these fields was about 2.6 MBbls/d and 5.4 MMcf/d of gas. The acquisition also included an interest in a 120-mile, eight-inch diameter pipeline that delivers CO(2) to the fields and primarily serves third parties.
     In 1997, acquisitions of producing properties totaled $31.0 million and 8.0 MMEEBs. The largest acquisition was a package of properties in the West Panhandle Field of Texas for $18.5 million, which accounted for 4.2 MMEEBs of proved reserves. This purchase provided the Company producing properties with significant development potential as well as settling a disputed claim on revenues. During 1997, Anadarko sold reserves of about 1 MMEEBs in several transactions with sales proceeds totaling $6.2 million. The largest component was the sale of the Company's Norden Ltd. Partnership in Colorado in late 1997 for $5.8 million.
     During 1996, Anadarko sold reserves of 18.7 MMEEBs, of which 17.7 MMEEBs were attributed to the Company's interests in Indonesia. Total proceeds from divestitures in 1996 amounted to $41 million. In 1996, acquisitions of producing properties totaled $5.3 million and 1.1 MMEEBs. The largest acquisition was a package of properties in the Oklahoma panhandle portion of the Hugoton Embayment.

RECENT DEVELOPMENTS

     Under the full cost method of accounting, a non-cash charge to earnings related to the carrying value of the Company's oil and gas properties on a country-by-country basis may be required when prices are low. Whether the Company will be required to take such a charge depends on the prices for crude oil and natural gas at the end of any quarter, as well as the effect of both capital expenditures and changes to proved reserves during that quarter. If a non-cash charge were required, it would reduce earnings for the quarter, which would result in lower DD&A expense in future periods.
     Prices for crude oil and natural gas were significantly lower at year-end 1998 compared to year-end 1997. Since the end of 1998, gas prices have continued to fall. If the current pricing environment continues or worsens, the Company may be required to take a non-cash charge against earnings during the first quarter of 1999.

PRODUCING PROPERTIES AND LEASES

     The Company owns 2,927 net producing oil wells and 2,144 net producing gas wells worldwide. The following schedule shows the number of developed and undeveloped acres in which Anadarko held interests at December 31, 1998.

                                    ACREAGE

                                           DEVELOPED          UNDEVELOPED            TOTAL
                                        ---------------     ---------------     ---------------
                                        GROSS      NET      GROSS      NET      GROSS      NET
              thousands                 -----     -----     -----     -----     -----     -----
United States
  Onshore                               1,073       824     1,355       540     2,428     1,364
  Offshore                                182        56       514       276       696       332
                                        -----     -----     -----     -----     -----     -----
Total                                   1,255       880     1,869       816     3,124     1,696
                                        -----     -----     -----     -----     -----     -----
Algeria                                    57*       14*    3,308     1,331     3,365     1,345
Eritrea                                    --        --     9,000     4,500     9,000     4,500
Jordan                                     --        --     4,200     2,100     4,200     2,100
North Atlantic Margin                      --        --     1,208       359     1,208       359
Peru                                       --        --     2,557     2,557     2,557     2,557
Tunisia                                    --        --       384        96       384        96

---------------

* Developed acreage for Algeria relates only to the area with an Exploitation License, which is the HBNS Field.

REGULATORY MATTERS

ENVIRONMENTAL AND SAFETY The Company's oil and gas operations and properties are subject to numerous federal, state and local laws and regulations relating to environmental protection of most oil and gas projects from commencement to abandonment. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions to the atmosphere, discharge and disposition of generated waste materials, offshore oil and gas operations, the reclamation and abandonment of well and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.
     Anadarko takes the issue of environmental stewardship very seriously and works diligently to comply with applicable environmental and safety rules and regulations. Compliance with such laws and regulations has not had a material effect on the Company's operations or financial condition in the past. However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on the Company's operations or financial condition.
     For a description of certain environmental proceedings in which the Company is involved, see Note 16 of the Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

OTHER Regulatory agencies in certain states and countries have authority to issue permits for seismic exploration and the drilling of wells, regulate well spacing, prevent the waste of oil and gas resources through proration and regulate environmental matters.
     Operations conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Additionally, certain operations must be conducted pursuant to appropriate permits issued by the Bureau of Land Management and the Minerals Management Service under the Department of Interior. In addition to the standard permit process, federal leases and most international concessions require a complete environmental impact assessment prior to authorizing an exploration or development plan.

ADDITIONAL FACTORS AFFECTING BUSINESS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from Algerian properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-K and in the Company's other public filings, press releases and discussions with Company management, including:

COMMODITY PRICING AND DEMAND Crude oil prices continue to be affected by political developments worldwide, pricing decisions and production quotas of OPEC and the volatile trading patterns in the commodity futures markets. Natural gas prices also continue to be highly volatile. In periods of sharply lower commodity prices, the Company may curtail production and capital spending projects, as well as delay or defer drilling wells in certain areas because of lower cash flows. Changes in crude oil and natural gas prices can impact the Company's determination of proved reserves and the Company's calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand in the U.S. and worldwide may affect the Company's level of production.

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

FOREIGN OPERATIONS RISK The Company's operations in areas outside the U.S. are subject to various risks inherent in foreign operations. These risks may include, among other things, loss of revenue, property and equipment as a result of hazards such as expropriation, war, insurrection and other political risks, increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies, currency restrictions and exchange rate fluctuations and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the

United States affecting foreign trade and taxation. To date, the Company's international operations have not been materially affected by these risks.

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

YEAR 2000 Overview The Year 2000 issue relates to the inability of certain computers and software applications to correctly recognize and process date sensitive information for the Year 2000 and beyond. Without correction, the computers and software applications could fail or create erroneous information. The Company has established a Year 2000 Compliance Program focused on minimizing disruptions of the Company's operations as a result of the millennium change. Since this problem could affect the Company's systems, as well as the systems of its business partners, the Program focuses on the internal systems and external services considered most critical to Anadarko's continuing operations.
     Since 1993, the Company has enhanced its scientific processing capabilities, implemented new business systems and upgraded its network infrastructure. These information systems were purchased from leading suppliers of technology, most of which are representing their products to be Year 2000 compliant. The Company is in the process of testing third-party hardware and software for compliance, which should be completed by mid-year 1999. Any necessary replacements of non-compliant computer equipment and software are underway and should also be completed by mid-year 1999.
     Embedded system inventories for domestic and internal operations were completed on schedule by year-end 1998. Contract instrumentation specialists are assessing the inventories of equipment and will develop remediation and test plans by the end of first quarter 1999. All embedded systems are expected to be compliant by the end of the third quarter of 1999.
     The Company is assessing the readiness of its business partners, including joint-venture operators and outside-operated pipeline and processing facilities as well as suppliers of goods and services. Interruptions in these services could disrupt Anadarko's production and delivery of oil, gas and NGLs early in 2000. Analysis and review of key business partners is underway. Natural gas affiliates providing gathering, transportation and processing services are being contacted to determine Year 2000 compliance at inter-connect and sales points. Operations personnel have begun the development of critical vendor and commodities lists and are assessing the suppliers and availability of goods and services in these areas. These efforts should be completed by the end of the third quarter of 1999.

Contingency Planning The Company will develop contingency plans to provide business continuity and to address operations, safety and environmental concerns. This effort has begun and is expected to be complete by the end of the third quarter of 1999.

Estimated Cost The total cost of testing, remediation and contingency planning is expected to be approximately $5 million, which will be funded by operating cash flows. This estimate does not include the Company's share of potential Year 2000 costs as a result of participation in partnerships in which Anadarko is not the operator. As of December 31, 1998, the Company had spent less than $1 million for the Year 2000 project. These expenditures include costs to establish Year 2000 testing facilities, inventory field automation equipment domestically and internationally, and purchase Year 2000 scanning software. In total, the Company expects to spend $3.5 million to test internal systems, upgrade and replace hardware and software, and complete field automation testing. The remaining $1.5 million is for replacement of any non-compliant field automation equipment discovered during testing, instrumentation consulting services and contingency planning. Anadarko's Year 2000 Program is an on-going process that may result in changes to cost estimates and schedules as testing and business partner assessment progresses.

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

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax. FERC's ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC.
     Ultimately, the D.C. Circuit issued its decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997. Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date assuming that the October 1983 effective date remains in effect, is about $42.7 million (pretax) as of December 31, 1998.
     For a description of the court proceedings that have occurred, additional action taken by FERC and litigation filed by the Company as a result of the D.C. Circuit 1996 decision, see information appearing under Kansas Ad Valorem Tax under Item 3 of this Form 10-K.

CAPITAL EXPENDITURES, LIQUIDITY AND LONG-TERM DEBT

                              CAPITAL EXPENDITURES

                                                               1998      1997      1996
                          millions                            ------    ------    ------
Exploration                                                   $257.3    $184.8    $141.8
Development                                                    343.5     346.4     148.9
Acquisitions of producing properties                           143.2      31.0       5.3
Gathering and other                                             57.5      36.0      64.0
Interest and overhead                                          115.5      88.0      67.2
                                                              ------    ------    ------
Total                                                         $917.0    $686.2    $427.2
                                                              ------    ------    ------

CAPITAL EXPENDITURES Anadarko's total capital spending in 1998 was $917 million, an increase of 34% over 1997 capital spending of $686 million and up 115% over 1996 capital spending of $427 million. Anadarko's record capital investment program in 1998 reflects increased activities in all core areas of operation during the year. The largest categories of capital spending in 1998, 1997 and 1996 were for exploration and development activities in the U.S. and overseas. The Company funded its capital investment program in 1998, 1997 and 1996 primarily through cash flow, plus increases in long-term debt, issuance of preferred stock and proceeds from property sales.
     Capital spending for 1999 has been set at about $410 million, a 55% decrease from 1998. The reduced capital budget is driven by continued low prices for crude oil and natural gas. The 1999 budget includes $97 million for exploration, $197 million for development, $15 million for gas gathering and other, and $101 million for capitalized interest and overhead.
     In addition to its 1999 capital spending budget, Anadarko expects to complete a financing arrangement of approximately $150 million that will be used for expenditures to develop the Tanzanite and Hickory gas discoveries in the Gulf of Mexico. These funds will be earmarked for development drilling and construction of platforms and production facilities in order to bring both Fields on production by the fall of 2000.
     The Company believes that cash flows, development financing for Tanzanite and Hickory, and existing or available credit facilities will provide the majority of funds to meet its capital and operating requirements for

1999. The Company will continue to evaluate funding alternatives, including property sales and additional borrowing, to secure other funds for capital development.

LIQUIDITY AND LONG-TERM DEBT At year-end 1998, Anadarko's total debt was $1.43 billion. This compares to year-end 1997 total debt of $956 million. Anadarko's total debt has increased primarily because of capital requirements related to development operations in Algeria, the Gulf of Mexico and Alaska, exploration activities and acquisitions of producing properties.
     In January 1998, Anadarko issued $100 million principal amount of 6.625% Debentures due 2028. The proceeds were used to fund capital spending projects in core operating areas.
     In March 1998, Anadarko filed a shelf registration statement with the Securities and Exchange Commission (SEC) that permits the issuance of up to $500 million in debt and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.
     In April 1998, the Company's Revolving Credit and 364-day Credit Agreements were amended. The Revolving Credit Agreement provides for $225 million principal amount and the 364-day Credit Agreement provides for $175 million principal amount. The Revolving Credit Agreement expires in 2002. During 1998, 1997 and 1996, there were no outstanding borrowings under these Agreements.
     In April 1998, the Board of Directors approved a two-for-one stock split. The stock split was effected by way of a stock dividend. The distribution date was July 1, 1998 to stockholders of record on June 15, 1998.
     In May 1998, Anadarko issued $200 million of 5.46% Series B Cumulative Preferred Stock in the form of two million Depositary Shares, each Depositary Share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The preferred stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company. Anadarko has the option to redeem the shares at $100 per Depositary Share on or after May 15, 2008. Holders of the shares are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per Depositary Share. The proceeds from the offering were used to reduce commercial paper and bank borrowings and provide capital for Anadarko's 1998 capital expenditures. The preferred stock was issued under the Company's shelf registration statement.
     In October 1998, the Company filed a registration statement with the SEC that permits the issuance of Anadarko common stock under the Anadarko Dividend Reinvestment and Stock Purchase Plan (DRIP). The DRIP offers the opportunity to reinvest dividends and provides an alternative to traditional methods of buying, holding and selling Anadarko common stock. The DRIP provides the Company with a means of raising additional capital for general corporate purposes through the sale of common stock under the DRIP.
     In October 1998, the Board of Directors adopted a Stockholders Rights Plan, which replaced the Rights Plan that expired on October 20, 1998. Under the Rights Plan, the Rights attached automatically to each outstanding share of common stock on November 10, 1998. Each Right, at the time it becomes exercisable and transferable apart from the common stock, entitles stockholders to purchase from the Company 1/1000th of a share of a new series of junior participating preferred stock at an exercise price of $175. The Right will be exercisable only if a person or group acquires 15% or more of common stock or announces a tender offer or exchange offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Rights distribution is not taxable to stockholders. The Board of Directors may elect to exchange and redeem the Rights. The Rights will expire on November 10, 2008.
     In November 1997, the Company issued $100 million principal amount of 7% Debentures due 2027. Net proceeds from the offering were used to repay floating interest rate debt.
     Anadarko's net cash from operating activities in 1998 was $240 million compared to $362 million in 1997 and $315 million in 1996.

NEW ACCOUNTING PRINCIPLE

ACCOUNTING FOR DERIVATIVES Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities", provides guidance for accounting for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet completed an evaluation of the impact of the provisions of SFAS No. 133.

DIVIDENDS

     In 1998, Anadarko paid $22.5 million in dividends to its common stockholders (3.75 cents per share in the first quarter, and 5 cents per share in the second, third and fourth quarters). The dividend amount was $17.9 million in 1997 (3.75 cents per share per quarter) and $17.8 million in 1996 (3.75 cents per share per quarter). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986.
     In 1998, the Company also paid $7.1 million in preferred stock dividends related to the preferred stock issued in May 1998.
     The Company's Bank Credit Agreements require a minimum balance of $650 million to be maintained in stockholders' equity. As a result, the amount of retained earnings available for dividends as of December 31, 1998 was $609.5 million. The amount of future common stock dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ANADARKO PETROLEUM CORPORATION
                                     INDEX
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
Report of Management                                            36
Independent Auditors' Report                                    37
Statement of Income, Three Years Ended December 31, 1998        38
Balance Sheet, December 31, 1998 and 1997                       39
Statement of Stockholders' Equity, Three Years Ended
  December 31, 1998                                             40
Statement of Cash Flows, Three Years Ended December 31, 1998    41
Notes to Consolidated Financial Statements                      42
Supplemental Quarterly Information                              61
Supplemental Information on Oil and Gas Exploration and
  Production Activities                                         62

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

/s/ MICHAEL E. ROSE

Michael E. Rose
Senior Vice President and
Chief Financial Officer

                         ANADARKO PETROLEUM CORPORATION
                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

[/s/ KPMG LLP]

Houston, Texas
January 28, 1999

                         ANADARKO PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 31                                         1998       1997       1996
-----------------------                                       --------   --------   --------
                                                                thousands except per share
                                                                         amounts
REVENUES
Gas sales                                                     $353,130   $417,973   $362,599
Oil and condensate sales                                       133,096    168,591    139,936
Natural gas liquids and other                                   74,028     88,575     67,611
                                                              --------   --------   --------
Total                                                          560,254    675,139    570,146
                                                              --------   --------   --------
COSTS AND EXPENSES
Operating expenses                                             160,520    154,657    115,308
Administrative and general                                      94,914     73,569     67,673
Depreciation, depletion and amortization                       204,499    198,821    167,183
Other taxes Note 12                                             37,709     42,774     37,205
(Gains) and impairments related to international properties,
  net Notes 2 and 5                                             70,000         --    (13,986)
                                                              --------   --------   --------
Total                                                          567,642    469,821    373,383
                                                              --------   --------   --------
Operating Income (Loss)                                         (7,388)   205,318    196,763
INTEREST EXPENSE Notes 5 and 6                                  57,699     40,959     38,973
                                                              --------   --------   --------
Income (Loss) before Income Taxes                              (65,087)   164,359    157,790
INCOME TAXES Note 13                                           (22,899)    57,041     57,070
                                                              --------   --------   --------
NET INCOME (LOSS)                                             $(42,188)  $107,318   $100,720
                                                              --------   --------   --------
Preferred Stock Dividends Note 7                                 7,098         --         --
                                                              --------   --------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS            $(49,286)  $107,318   $100,720
                                                              --------   --------   --------
PER COMMON SHARE
Net income (loss) - basic Notes 1 and 8                       $  (0.41)  $   0.90   $   0.85
Net income (loss) - diluted Notes 1 and 8                     $  (0.41)  $   0.89   $   0.85
Dividends Note 8                                              $ 0.1875   $   0.15   $   0.15
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Note 8             120,103    119,434    118,495
                                                              --------   --------   --------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET

DECEMBER 31                                                      1998         1997
-----------                                                   ----------   ----------
                                                                     thousands
ASSETS
CURRENT ASSETS
Cash and cash equivalents Note 3                              $   17,008   $    8,907
Accounts receivable                                              181,491      177,157
Inventories Note 4                                                25,860       28,564
Prepaid expenses                                                   5,569        4,366
                                                              ----------   ----------
Total                                                            229,928      218,994
                                                              ----------   ----------
PROPERTIES AND EQUIPMENT
Original cost                                                  5,488,721    4,669,251
Less accumulated depreciation, depletion and amortization      2,107,183    1,914,472
                                                              ----------   ----------
Net properties and equipment -- based on the full cost
  method of accounting for oil and gas properties Note 5       3,381,538    2,754,779
                                                              ----------   ----------
DEFERRED CHARGES                                                  21,524       18,692
                                                              ----------   ----------
                                                              $3,632,990   $2,992,465
                                                              ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable
  Trade and other                                             $  227,988   $  202,822
  Banks                                                           26,723       22,102
Accrued expenses
  Interest                                                        15,210       13,607
  Taxes and other                                                 18,805       13,799
                                                              ----------   ----------
Total                                                            288,726      252,330
                                                              ----------   ----------
LONG-TERM DEBT Note 6                                          1,425,392      955,733
                                                              ----------   ----------
DEFERRED CREDITS
Deferred income taxes Note 13                                    522,953      546,792
Other Notes 8 and 14                                             136,463      120,830
                                                              ----------   ----------
Total                                                            659,416      667,622
                                                              ----------   ----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000 and no shares issued
  as of December 31, 1998 and 1997, respectively)                200,000           --
Common stock, par value $0.10
  (200,000,000 shares authorized, 122,436,712 and
  121,771,988 shares issued as of December 31, 1998 and
  1997, respectively)                                             12,244        6,134
Paid-in capital                                                  361,390      353,125
Retained earnings (as of December 31, 1998, $609,456,000 was
  not restricted as to the payment of dividends)                 756,971      828,787
Deferred compensation                                             (9,461)     (11,203)
Executives and Directors Benefits Trust, at market value
  (2,000,000 shares as of December 31, 1998 and 1997)            (61,688)     (60,063)
Treasury stock (20 and no shares as of December 31, 1998 and
  1997, respectively)                                                 --           --
                                                              ----------   ----------
Total                                                          1,259,456    1,116,780
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES Notes 10, 14, 15 and 16                 --           --
                                                              ----------   ----------
                                                              $3,632,990   $2,992,465
                                                              ----------   ----------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31                                   1998           1997           1996
-----------------------                                ----------     ----------     ----------
                                                                      thousands
PREFERRED STOCK
Balance at beginning of year                           $       --     $       --     $       --
Preferred stock issued Note 7                             200,000             --             --
                                                       ----------     ----------     ----------
Balance at end of year                                    200,000             --             --
                                                       ----------     ----------     ----------
COMMON STOCK
Balance at beginning of year                                6,134          6,098          6,047
Common stock issued                                            52             36             51
Two-for-one stock split Note 8                              6,058             --             --
                                                       ----------     ----------     ----------
Balance at end of year                                     12,244          6,134          6,098
                                                       ----------     ----------     ----------
PAID-IN CAPITAL
Balance at beginning of year                              353,125        335,848        304,125
Common stock issued                                        17,023         21,027         22,035
Revaluation to market for Executives and Directors
  Benefits Trust                                            1,625         (3,750)         9,688
Two-for-one stock split Note 8                             (6,058)            --             --
Preferred stock issued Note 7                              (4,325)            --             --
                                                       ----------     ----------     ----------
Balance at end of year                                    361,390        353,125        335,848
                                                       ----------     ----------     ----------
RETAINED EARNINGS
Balance at beginning of year                              828,787        739,395        656,455
Net income (loss)                                         (42,188)       107,318        100,720
                                                       ----------     ----------     ----------
                                                          786,599        846,713        757,175
Dividends paid -- preferred                                (7,098)            --             --
Dividends paid -- common                                  (22,530)       (17,926)       (17,780)
                                                       ----------     ----------     ----------
Balance at end of year                                    756,971        828,787        739,395
                                                       ----------     ----------     ----------
DEFERRED COMPENSATION
Balance at beginning of year                              (11,203)        (3,444)        (2,808)
Issuance of restricted stock                               (1,668)       (10,065)        (2,463)
Amortization of restricted stock                            3,410          2,306          1,827
                                                       ----------     ----------     ----------
Balance at end of year                                     (9,461)       (11,203)        (3,444)
                                                       ----------     ----------     ----------
EXECUTIVES AND DIRECTORS BENEFITS TRUST
Balance at beginning of year                              (60,063)       (63,813)       (54,125)
Revaluation to market                                      (1,625)         3,750         (9,688)
                                                       ----------     ----------     ----------
Balance at end of year                                    (61,688)       (60,063)       (63,813)
                                                       ----------     ----------     ----------
TREASURY STOCK
Balance at beginning of year                                   --             (4)            --
Purchase of treasury stock                                   (115)          (802)          (693)
Issuance of treasury stock                                    115            806            689
                                                       ----------     ----------     ----------
Balance at end of year                                         --             --             (4)
                                                       ----------     ----------     ----------
STOCKHOLDERS' EQUITY Note 8                            $1,259,456     $1,116,780     $1,014,080
                                                       ----------     ----------     ----------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31                                     1998         1997         1996
-----------------------                                   ---------    ---------    ---------
                                                                       thousands
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                         $ (42,188)   $ 107,318    $ 100,720
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                  204,499      198,821      167,183
  Amortization of restricted stock                            1,145        2,306        1,827
  Deferred U.S. income taxes                                (22,618)      48,276       54,231
  Impairments of international properties                    70,000           --        5,400
                                                          ---------    ---------    ---------
                                                            210,838      356,721      329,361
(Increase) decrease in accounts receivable                   (4,334)      49,667      (98,881)
(Increase) decrease in inventories                            2,704       (4,024)      (9,681)
Increase (decrease) in accounts payable -- trade and
  other and accrued expenses                                 31,775      (37,030)      89,634
Other items -- net                                           (1,341)      (3,377)       4,108
                                                          ---------    ---------    ---------
Net cash provided by operating activities                   239,642      361,957      314,541
                                                          ---------    ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
Additions to properties and equipment                      (916,975)    (686,232)    (427,234)
Proceeds from the sale of assets to be leased, net           24,115       88,325           --
Sales and retirements of properties and equipment             5,585        8,389       46,178
                                                          ---------    ---------    ---------
Net cash used in investing activities                      (887,275)    (589,518)    (381,056)
                                                          ---------    ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES
Additions to debt                                           569,659      224,684      200,000
Retirements of debt                                        (100,000)          --     (142,959)
Issuance of preferred stock                                 195,675           --           --
Increase in accounts payable, banks                           4,621        4,107        5,146
Dividends paid                                              (29,628)     (17,926)     (17,780)
Issuance of common stock                                     15,407       10,998       19,623
Issuance of treasury stock, net                                  --            4           (4)
                                                          ---------    ---------    ---------
Net cash provided by financing activities                   655,734      221,867       64,026
                                                          ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          8,101       (5,694)      (2,489)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                8,907       14,601       17,090
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $  17,008    $   8,907    $  14,601
                                                          ---------    ---------    ---------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

REVENUES Natural gas and NGLs revenues generally are recorded using the sales method, whereby the Company recognizes revenues based on the amount of gas and NGLs sold to purchasers on its behalf. Oil and condensate revenues are recorded using the entitlements method.

USE OF DERIVATIVES Anadarko uses derivative financial instruments to reduce the Company's exposure to changes in the market price of natural gas and crude oil, to fix the price for natural gas and crude oil independently of the physical purchase or sale, and to manage interest rates. Commodity financial instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. The types of commodity derivative financial instruments currently used by Anadarko are futures, swaps and options.
     Anadarko utilizes the hedge or deferral method of accounting for commodity derivative financial instruments (with the exception of certain written options) whereby gains and losses on these hedging instruments are realized and recorded as revenues on the income statement when the related natural gas or oil volumes have been produced, purchased or delivered. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized prices of natural gas and crude oil. Unrealized gains and losses on these hedging instruments are deferred and recorded as assets or liabilities on the balance sheet at fair market value as of the balance sheet date. The unrealized gains and losses include derivatives related to January activities deferred as of December 31 and exclude certain written options recognized during the year. All volumes shown exclude January hedges not open and written options recognized. To qualify as hedging instruments, these instruments must be highly correlated to anticipated future sales such that the Company's exposure to the risks of commodity price changes is reduced. While commodity financial instruments are intended to reduce the Company's exposure to declines in market prices of natural gas and crude oil, the commodity financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil.
     Written options that are not combined with other offsetting instruments are not classified as hedges. Unrealized losses on these written options, offset by any option premiums received for these written options, are charged to the income statement as a reduction to revenues on a current basis.
     Interest income resulting from the Company's interest rate swap agreement is included in interest expense on a current basis. The swap agreement effectively converts a portion of the Company's fixed interest rate debt to variable interest rate debt. See Note 6.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)
PROPERTIES AND EQUIPMENT The Company uses the full cost method of accounting for exploration and development activities as defined by the United States Securities and Exchange Commission (SEC). Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that can be directly identified with exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities.
     The sum of net capitalized costs and estimated future development and dismantlement costs is amortized using the unit-of-production method. Excluded from amounts subject to amortization are costs associated with unevaluated properties and major development projects. On a country-by-country basis, should the net capitalized costs exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be charged to current expense. Gain or loss on the sale or other disposition of oil and gas properties is not recognized unless significant amounts of oil and gas reserves are involved.
     All other properties and equipment are stated at original cost, which does not purport to represent replacement or market values.

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

INCOME TAXES The Company files a U.S. consolidated federal income tax return. Deferred federal, state and foreign income taxes are provided on all significant temporary differences, except for those essentially permanent in duration, between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS PAYABLE, BANKS This account represents credit balances to the extent that checks issued have not been presented to the Company's banks for payment.

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to the fair market value of Anadarko's common stock on the date of grant. See Note 8.

EARNINGS PER SHARE The Company's basic earnings (loss) per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method. See Note 8.

2.  DISPOSITION OF FOREIGN SUBSIDIARY

     In 1996, Anadarko sold its wholly-owned subsidiary, Anadarko Indonesia Company, Jabung. As a result, the Company recorded a gain of $19,385,000 and U.S. income tax expense of $7,040,000 on the sale.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3.  CASH AND CASH EQUIVALENTS

     As of December 31, 1998 and 1997, cash and cash equivalents included $331,000 and $270,000, respectively, held by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust. See Note 8.

4.  INVENTORIES

     Materials and supplies and natural gas inventories are stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average-cost method. Oil inventory is stated at market value. The major classes of inventories are as follows:

                                                               1998            1997
                         thousands                            -------         -------
Materials and supplies                                        $20,231         $27,332
Oil, stored in inventory                                        3,816              --
Natural gas, stored in inventory                                1,813           1,232
                                                              -------         -------
                                                              $25,860         $28,564
                                                              -------         -------

5.  PROPERTIES AND EQUIPMENT

     A summary of the original cost of properties and equipment by classification follows:

                                                                 1998            1997
thousands                                                     ----------      ----------
Oil and gas properties                                        $5,155,260      $4,378,545
Gathering facilities                                             143,989         132,608
Plant facilities                                                  13,283          13,286
General properties                                               176,189         144,812
                                                              ----------      ----------
                                                              $5,488,721      $4,669,251
                                                              ----------      ----------

     Oil and gas properties are amortized using the unit-of-production method. All other properties are depreciated on the straight-line basis over the useful lives of the assets, which range from three to 25 years.
     Oil and gas properties include costs of $353,647,000 and $343,789,000 at December 31, 1998 and 1997, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. Anadarko excludes all costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All excluded costs are reviewed quarterly to determine if impairment has occurred.
     During 1998 and 1996, the Company made provisions for impairments of international properties of $70,000,000 and $5,400,000, respectively, which were related to oil and gas properties. These impairments related to all exploration activity in Peru, Jordan, China and other international locations, as well as two dry holes drilled on the Zula Block in Eritrea.
     Total interest costs incurred during 1998, 1997 and 1996 were $82,415,000, $62,096,000 and $55,985,000, respectively. Of these amounts, the Company capitalized $24,716,000, $21,137,000 and $17,012,000 during 1998, 1997 and 1996, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The capitalization rates are based on the Company's weighted average cost of borrowings used to finance the expenditures.
     In addition to capitalized interest, the Company also capitalized internal costs of $90,774,000, $66,899,000 and $50,213,000 during 1998, 1997 and 1996, respectively. These internal costs were directly related to exploration and development activities and are included as part of the cost of oil and gas properties.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

                                                                     PRINCIPAL
                                                              ------------------------
                                                                 1998           1997
                         thousands                            ----------      --------
Commercial Paper*                                             $  367,892      $125,733
Notes Payable, Banks*                                            257,500        30,000
8 3/4% Notes due 1998                                                 --       100,000
8 1/4% Notes due 2001                                            100,000       100,000
6 3/4% Notes due 2003                                            100,000       100,000
5 7/8% Notes due 2003                                            100,000       100,000
7 1/4% Debentures due 2025                                       100,000       100,000
7% Debentures due 2027                                           100,000       100,000
6.625% Debentures due 2028                                       100,000            --
7.73% Debentures due 2096                                        100,000       100,000
7 1/4% Debentures due 2096                                       100,000       100,000
                                                              ----------      --------
                                                              $1,425,392      $955,733
                                                              ----------      --------

---------------

* The average rates in effect at December 31, 1998 and 1997 were 5.87% and 6.04%, respectively, for the Commercial Paper. The average rate in effect for both December 31, 1998 and 1997 was 5.95% for the Notes Payable, Banks.

     Anadarko has noncommitted lines of credit from several banks. The general provisions of these lines of credit provide for Anadarko to borrow funds for terms and rates offered from time to time by the banks. There are no fees associated with these lines of credit.
     The Company has a commercial paper program that allows Anadarko to borrow funds, at rates as offered, by issuing notes to investors for terms of up to 270 days.
     The commercial paper and notes payable to banks have been classified as long-term debt in accordance with Statement of Financial Accounting Standards
(SFAS) No. 6, "Classification of Short-term Obligations Expected to be Refinanced," under the terms of Anadarko's Bank Credit Agreements.
     In early 1999, Anadarko entered into a $135,000,000 Credit Agreement which matures in April 2001 with a commercial bank. The interest rate is based upon the prime rate, federal funds rate or eurodollar rate. The agreement provides for commitment fees on the unused balance at a rate based on the Company's long-term debt rating.
     In December 1998, Anadarko entered into a Long Term Multiple Advance Note which matures in April 2000 with a commercial bank. Interest rates are based upon an agreed rate or the London Interbank Offered Rate. As of December 31, 1998, the Company had outstanding borrowings of $150,000,000 under this agreement.
     In March 1998, Anadarko filed a shelf registration statement with the SEC that permitted the issuance of up to $500,000,000 in debt and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings. Anadarko has used similar shelf registration statements since 1989 to provide added flexibility in financing strategies. In May 1998, $200,000,000 in preferred stock was issued under the shelf registration statement. See Note 7.
     In January 1998, Anadarko issued $100,000,000 principal amount of 6.625% Debentures due 2028. The proceeds were used to fund capital spending projects in core operating areas.
     In November 1997, Anadarko issued $100,000,000 principal amount of 7% Debentures due 2027. Net proceeds from the offering were used to repay floating interest rate debt.
     The Company has a $225,000,000 Revolving Credit Agreement and a $175,000,000 364-day Credit Agreement with a group of eight commercial banks. Interest rates are based on either the reference rate, the

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6. LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED) rate of certificate of deposit, the eurodollar rate or a combination thereof. The agreements provide for commitment fees on the unused balances at a rate based on the Company's long-term debt rating. The Revolving Credit Agreement will expire in 2002. During 1998 and 1997, there were no outstanding borrowings under these Agreements.
     During 1998 and 1997, the Company had available $20,000,000 in a bank line of credit which was not used. The maximum interest rate for loans against the line was the reference rate of the bank. The line of credit is renewable annually, but may be withdrawn at any time by the bank. In 1998 and 1997, Anadarko maintained an average daily compensating balance of $1,000,000 for this line of credit.
     Total sinking fund and installment payments related to long-term debt for the five years ending December 31, 2003 are shown below. The payments related to the redemption of the commercial paper and notes payable to banks are included in the amounts shown in a manner consistent with the terms for repayment of Anadarko's Bank Credit Agreements.

thousands
1999                                                           $     --
2000*                                                           250,000
2001                                                            350,392
2002                                                            225,000
2003                                                            200,000

---------------

* Includes the 7 1/4% Debentures due 2025 which are shown because of the Debenture holders' one-time redemption rights in 2000.

     The following information discloses the fair value of the Company's financial instruments:

                                                              CARRYING AMOUNT   FAIR VALUE
thousands                                                     ---------------   ----------
1998
Cash and cash equivalents                                       $   17,008      $   17,008
Long-term debt (including interest rate swap)                    1,425,392       1,456,183
Commodity derivative financial instruments
  Asset                                                              4,240           4,240
  Liability                                                        (16,476)        (16,476)

1997
Cash and cash equivalents                                       $    8,907      $    8,907
Long-term debt (including interest rate swap)                      955,733         990,571
Commodity derivative financial instruments
  Asset                                                              3,664           3,664
  Liability                                                           (741)           (741)

CASH AND CASH EQUIVALENTS The carrying amount reported on the balance sheet approximates fair value.

LONG-TERM DEBT The fair value of long-term debt at December 31, 1998 and 1997 is the value the Company would have to pay to retire the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices from Standard and Poor's Bond Guide and, where such quotes were not available, on the average rate in effect at year-end.

COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS Anadarko uses commodity derivative financial instruments -- futures, swaps and options -- to fix a price independent of the timing of the physical purchase or sale, to fix a

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6. LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED) price differential (basis) between the price of gas at Henry Hub and the price at the market locations at which Anadarko purchases and sells oil and gas (market locations), to hedge the fixed price or fixed basis pricing requirements of Anadarko's customers and suppliers, and to hedge the value of gas in storage or gas owed to or due from pipelines. The fair value of derivative financial instruments reflects the estimated amounts that the Company would receive or pay to settle the contracts as of December 31. Dealer quotes are available for the majority of the Company's derivatives.

COMMODITY FUTURES Anadarko generally uses commodity futures contracts to fix the price of gas delivered to Henry Hub or oil delivered to Cushing. Futures contracts have settlement guaranteed by the New York Mercantile Exchange (NYMEX) and have nominal credit risk.
     At year-end 1998, Anadarko had open natural gas futures contracts related to sales totaling 60 billion British thermal units per day (BBtu/d) related to sales for February through March 1999 and 10 BBtu/d related to sales for April through August 1999. The Company had open fixed price natural gas futures contracts of 62 BBtu/d for February through March 1999. Anadarko had open crude oil futures contracts related to sales of 7 thousand barrels per day (MBbls/d) for February through March 1999 and 1 MBbls/d for April 1999.
     At year-end 1997, Anadarko had open natural gas futures contracts related to customer and supplier pricing requirements totaling 30 BBtu/d related to sales for February through March 1998 and 20 BBtu/d for April through August 1998.

COMMODITY SWAPS Anadarko generally uses commodity swap agreements with third-parties to fix the price of gas and oil at its market locations. In addition, Anadarko uses basis swap agreements to fix the price differential between the price of gas at Henry Hub and the price of gas at its market locations. These energy swap agreements expose the Company to third-party credit risk to the extent the third-parties are unable to meet their monthly settlement commitment to the Company. The Company monitors the credit standing of the third-parties and anticipates they will be able to fully satisfy their contractual obligations.
     At year-end 1998, Anadarko had open basis swap agreements for the Company's gas sales averaging 30 BBtu/d for 1999 which were offset by open basis swap agreements of like amounts for the same periods, thus eliminating the risk to Anadarko from future price changes related to this position. The Company also had open basis swap agreements for the Company's gas sales averaging 718 BBtu/d for February through March 1999 and 64 BBtu/d for April through December 1999. The Company also had fixed price swap agreements of 4 BBtu/d for February through March 1999. In addition, the Company had open gas swaps related to customer and supplier gas pricing requirements of 351 BBtu/d for February through March 1999, 90 BBtu/d for April through December 1999, 31 BBtu/d for January through December 2000 and 20 BBtu/d for January through December 2001.
     At year-end 1997, Anadarko had open basis swap agreements for the Company's gas sales averaging 30 BBtu/d for 1998 and 1999 which were offset by open basis swap agreements of like amounts for the same periods, thus eliminating the risk to Anadarko from future price changes related to this position. Anadarko also had open gas swap agreements for the Company's gas sales averaging 58 BBtu/d for February through March 1998, 8 BBtu/d for April through October 1998 and 20 BBtu/d for January 1999. The Company also had open gas swap agreements related to customer and supplier gas pricing requirements of 56 BBtu/d for February through March 1998, 15 BBtu/d for April through December 1998 and 28 BBtu/d for January through March 1999.

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

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6.  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS -- (CONTINUED)
     At year-end 1998, Anadarko had open NYMEX options for the Company's gas sales of 35 BBtu/d for puts and 27 BBtu/d for calls during February and March 1999. Anadarko also had open NYMEX gas options for its customers of 5 BBtu/d for puts and 23 BBtu/d for calls for February through March 1999, 11 BBtu/d for puts for April through December 1999, 11 BBtu/d for calls for April through October 1999 and 11 BBtu/d for puts for January through March 2000. In addition, the Company had open crude oil options of 14 MBbls/d for puts and 10 MBbls/d for calls during February 1999.
     At year-end 1997, Anadarko had open NYMEX options for the Company's gas sales of 1.5 BBtu/d for both puts and calls during April through November 1998 in order to fix a price range on gas sales. Anadarko had open NYMEX gas options for its customers of 10 BBtu/d for puts and 25 BBtu/d for calls for February through March 1998 and 5 BBtu/d for calls for April through July 1998. In addition, the Company had open crude oil options of 1.7 MBbls/d for both puts and calls during February through March 1998.

INTEREST RATE SWAP During 1996, Anadarko entered into a 10-year swap agreement with a notional value of $100,000,000 whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to 3-month LIBOR. This agreement was entered into to offset a portion of the effect of the Company's fixed rate long-term debt. The fair value of the interest rate swap is based upon a market quote from a commercial bank and is the approximate amount Anadarko would have received if the agreement was terminated at year-end.

7.  PREFERRED STOCK

     In May 1998, Anadarko issued $200,000,000 of 5.46% Series B Cumulative Preferred Stock in the form of two million Depositary Shares, each Depositary Share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The preferred stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company.
     Anadarko has the option to redeem the shares at $100 per Depositary Share on or after May 15, 2008. Holders of the shares are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per Depositary Share. The proceeds from the offering were used to reduce commercial paper and bank borrowings and provide capital for Anadarko's 1998 capital expenditures. The preferred stock was issued under the Company's shelf registration statement.
     During 1998, dividends of $35.49 per share (equivalent to $3.549 per Depositary Share) were paid to holders of preferred stock.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

8.  COMMON STOCK AND STOCK OPTIONS

     Following is a schedule of the changes in the Company's shares of common stock:

                                                               1998      1997     1996
thousands                                                     -------   ------   ------
SHARES OF COMMON STOCK ISSUED
Beginning of year                                              60,886   60,526   60,016
Two-for-one stock split                                        61,035       --       --
Exercise of stock options                                         348      149      413
Issuance of restricted stock                                       51      148       39
Issuance of shares for employee savings plan                       99       63       58
Issuance of shares for Dividend Reinvestment and Stock
  Purchase Plan                                                    18       --       --
                                                              -------   ------   ------
End of year                                                   122,437   60,886   60,526
                                                              -------   ------   ------
SHARES OF COMMON STOCK HELD IN TREASURY
Beginning of year                                                  --       --       --
Issuance of shares for employee savings plan                       (2)     (13)     (12)
Purchase of treasury stock                                          2       13       12
                                                              -------   ------   ------
End of year                                                        --       --       --
                                                              -------   ------   ------
SHARES OF COMMON STOCK HELD FOR EXECUTIVES AND DIRECTORS
  BENEFITS TRUST
Beginning of year                                               1,000    1,000    1,000
Two-for-one stock split                                         1,000       --       --
                                                              -------   ------   ------
End of year                                                     2,000    1,000    1,000
                                                              -------   ------   ------
SHARES OF COMMON STOCK OUTSTANDING AT END OF YEAR             120,437   59,886   59,526
                                                              -------   ------   ------

     In April 1998, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend. The distribution date was July 1, 1998 to stockholders of record on June 15, 1998. Excluding the table above, all share and per share information have been restated to reflect the stock split.
     For the second, third and fourth quarters of 1998, dividends of 5 cents per share were paid to holders of common stock. In the first quarter of 1998 and in each quarter of 1997 and 1996, dividends of 3.75 cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $609,456,000, $466,780,000 and $364,080,000 were not restricted as to the payment of dividends at December 31, 1998, 1997 and 1996, respectively.
     In October 1998, the Company filed a registration statement with the SEC that permits the issuance of Anadarko common stock under the Anadarko Dividend Reinvestment and Stock Purchase Plan (DRIP). The DRIP offers the opportunity to reinvest dividends and provides an alternative to traditional methods of buying, holding and selling Anadarko common stock. The DRIP provides the Company with a means of raising additional capital for general corporate purposes through the sale of common stock under the DRIP.
     In October 1998, the Board of Directors adopted a Stockholders Rights Plan, which replaced the Rights Plan that expired on October 20, 1998. Under the Rights Plan, the Rights attached automatically to each outstanding share of common stock on November 10, 1998. Each Right, at the time it becomes exercisable and transferable apart from the common stock, entitles stockholders to purchase from the Company 1/1000th of a share of a new series of junior participating preferred stock at an exercise price of $175. The Right will be exercisable only if a person or group acquires 15% or more of common stock or announces a tender offer or exchange offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Rights distribution was not taxable to stockholders. The Board of Directors may elect to exchange and redeem the Rights. The Rights will expire on November 10, 2008.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

8.  COMMON STOCK AND STOCK OPTIONS -- (CONTINUED)
     During 1998, 1997 and 1996, the Company acquired treasury stock only as a result of stock option exercises, restricted stock transactions or buyback of shares, which were unsolicited from stockholders.
     As of December 31, 1998 and 1997, the Company had 2,000,000 shares of common stock in the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. These benefit obligations are provided for under pension plans and deferred compensation plans for certain employees and non-employee Directors of the Company. The obligations included in Deferred Credits -- Other are $15,988,000 and $16,288,000 as of December 31, 1998 and 1997, respectively. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust receives dividends. Under the treasury stock method, the shares are not included in the calculation of EPS. The fair market value of these shares is included in common stock and paid-in capital and as a reduction to stockholders' equity. See Note 15.
     Key employees may be granted options to purchase shares of Anadarko common stock and other stock related awards under the 1993 Stock Incentive Plan. Stock options are granted at the fair market value of Anadarko stock on the date of grant and have a maximum term of 11 years from the date of grant.
     In addition, the 1993 Stock Incentive Plan provides that up to 1,600,000 shares of common stock may be granted as restricted stock. Generally, restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of the restricted stock have all the rights of a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to such shares. During 1998, 1997 and 1996, the Company issued 57,100, 296,000 and 78,900 shares, respectively, of restricted stock with a weighted-average grant date fair value of $32.47, $34.06 and $31.71, respectively.
     Non-employee Directors may be granted non-qualified stock options under the 1998 Director Stock Plan. Stock options are granted at the fair market value of Anadarko stock on the date of grant and have a maximum term of ten years from the date of grant. Prior to 1998, non-employee Directors were granted non-qualified stock options under the 1988 Stock Option Plan for Non-Employee Directors, which terminated in October 1998.
     The 1987 Stock Option Plan terminated pursuant to its terms in 1997. Some of the option grants made prior to the termination are still outstanding. Outstanding grants will terminate ten years from the date of grant unless exercised earlier.
     Anadarko and a key officer of the Company have a Performance Share Agreement under the 1993 Stock Incentive Plan. The Agreement provides for issuance of up to 300,000 shares of common stock of the Company at the end of a four or eight-year period contingent upon the Company's achievement of predetermined objectives. During each of the years ended December 31, 1998, 1997 and 1996, annual expense of $2,000,000 was recognized under the Agreement. The fair value of the performance shares is not determinable at this time since the shares to be issued are contingent upon the Company's achievement of the objectives.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

8.  COMMON STOCK AND STOCK OPTIONS -- (CONTINUED)
     Unexercised stock options are included in the diluted EPS using the treasury stock method. Information regarding the Company's stock option plans is summarized below:

                                         1998                 1997                 1996
                                  ------------------   ------------------   ------------------
                                           WEIGHTED-            Weighted-            Weighted-
                                            AVERAGE              Average              Average
                                           EXERCISE             Exercise             Exercise
                                  SHARES     PRICE     Shares     Price     Shares     Price
options in thousands              ------   ---------   ------   ---------   ------   ---------
SHARES UNDER OPTION AT BEGINNING
  OF YEAR                         6,756     $26.20     5,743     $23.04     4,806     $19.07
Granted                           2,267     $35.35     1,324     $37.90     1,866     $29.42
Exercised                          (499)    $17.16      (299)    $17.24      (912)    $15.18
Surrendered or expired               (6)    $37.97       (12)    $28.79       (17)    $22.31
                                  -----                -----                -----
SHARES UNDER OPTION AT END OF
  YEAR                            8,518     $29.16     6,756     $26.20     5,743     $23.04
                                  -----                -----                -----
Options exercisable at December
  31                              5,028     $25.48     4,292     $21.85     3,543     $20.09
                                  -----                -----                -----
Shares available for future
  grant at end of year            1,159                2,828                4,444
                                  -----                -----                -----
Weighted-average fair value of
  options granted during the
  year                                      $11.84               $13.37               $11.96

     The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                           --------------------------------------   -----------------------
                                                          WEIGHTED-
                                                           AVERAGE
                                                          REMAINING     WEIGHTED-                 WEIGHTED-
                RANGE OF                     OPTIONS     CONTRACTUAL     AVERAGE      OPTIONS      AVERAGE
                EXERCISE                   OUTSTANDING       LIFE       EXERCISE    EXERCISABLE   EXERCISE
                 PRICES                    AT YEAR END     (YEARS)        PRICE     AT YEAR END     PRICE
                --------                   -----------   -----------    ---------   -----------   ---------
options in thousands
$14.91 - $23.50                               2,343          4.55        $19.63        2,343       $19.63
$23.84 - $31.81                               2,544          7.37        $27.79        1,944       $27.98
$31.94 - $35.94                               2,315          9.32        $35.28           50       $31.94
$36.31 - $37.97                               1,316          8.84        $37.89          691       $37.82
                                              -----          ----        ------        -----       ------
Total                                         8,518          7.35        $29.16        5,028       $25.48
                                              -----          ----        ------        -----       ------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                  1998         1997         1996
                                                                ---------    ---------    ---------
Expected option life - years                                       4.91         5.11         6.35
Risk-free interest rate                                            5.13%        6.18%        6.13%
Dividend yield                                                     0.57%        0.60%        0.70%
Volatility                                                        29.98%       28.76%       31.47%

     SFAS No. 123 "Accounting for Stock-based Compensation" defines a fair value method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue to

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

8. COMMON STOCK AND STOCK OPTIONS -- (CONTINUED) measure compensation costs for these plans using Accounting Principles Board Opinion (APB) No. 25 and related interpretations. Anadarko has elected to continue using APB No. 25 for accounting for employee stock compensation plans. Accordingly, no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Anadarko stock on the date of grant. If compensation expense for the Company's stock option plans had been determined using the fair-value method in SFAS No. 123, the Company's net income and EPS would have been as shown in the pro forma amounts below:

                                                                  1998       1997       1996
thousands except per share amounts                              --------   --------   --------
Net income (loss) available to common             As reported
  stockholders                                                  $(49,286)  $107,318   $100,720
                                                  Pro forma     $(61,564)  $ 99,928   $ 96,099

Basic EPS                                         As reported   $  (0.41)  $   0.90   $   0.85
                                                  Pro forma     $  (0.51)      0.84   $   0.81

Diluted EPS                                       As reported   $  (0.41)  $   0.89   $   0.85
                                                  Pro forma     $  (0.51)  $   0.83   $   0.81

     The reconciliation between basic and diluted EPS is as follows:

                                          FOR THE YEAR ENDED               For the Year Ended
                                          DECEMBER 31, 1998                December 31, 1997
                                    ------------------------------   ------------------------------
                                                         PER SHARE                        Per Share
                                      LOSS     SHARES     AMOUNT      Income    Shares     Amount
thousands except per share amounts  --------   -------   ---------   --------   -------   ---------
BASIC EPS
Income (loss) available to common
  stockholders                      $(49,286)  120,103    $(0.41)    $107,318   119,434     $0.90
                                                          ------                            -----
Effect of dilutive stock options          --        --                     --       820
                                    --------   -------               --------   -------
DILUTED EPS
Income (loss) available to common
  stockholders plus assumed
  conversion                        $(49,286)  120,103    $(0.41)    $107,318   120,254     $0.89
                                    --------   -------    ------     --------   -------     -----

                                          For the Year Ended
                                          December 31, 1996
                                    ------------------------------
                                                         Per Share
                                     Income    Shares     Amount
thousands except per share amounts  --------   -------   ---------
BASIC EPS
Income (loss) available to common
  stockholders                      $100,720   118,495     $0.85
                                                           -----
Effect of dilutive stock options          --       695
                                    --------   -------
DILUTED EPS
Income (loss) available to common
  stockholders plus assumed
  conversion                        $100,720   119,190     $0.85
                                    --------   -------     -----

     For the year ended December 31, 1998, there were 881,000 common stock equivalents related to outstanding stock options that were not included in the computation of diluted EPS, since they had an anti-dilutive effect.

9.  STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                                1998       1997       1996
thousands                                                     --------    -------    -------
Interest                                                      $ 56,593    $39,617    $36,197
Income taxes paid (received)                                  $(11,454)   $12,068    $ 8,484

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

10.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     Anadarko Algeria has a Production Sharing Agreement (PSA) with SONATRACH, the national oil and gas enterprise of Algeria. SONATRACH is the beneficial owner of 9.9% of the Company's outstanding common stock. The PSA gives Anadarko Algeria the right to explore for and produce liquid hydrocarbons in Algeria, subject to the sharing of production with SONATRACH. Anadarko Algeria has two partners in the PSA. The Company also has a minority interest in a PSA covering two additional blocks in the same region, which are operated by BHP Petroleum (Algerie) Inc., where an exploration program is underway. Approximately $26,000, $438,000 and $60,000 was paid to SONATRACH in 1998, 1997 and 1996, respectively, for charges related to reservoir studies, laboratory services, well testing services and equipment usage. During 1998 and 1997, $32,091,000 and $7,911,000, respectively, was received and $25,854,000 and $7,129,000 was included in accounts receivable as of December 31, 1998 and 1997, respectively, from SONATRACH for joint interest billings of development costs in Algeria under the PSA. Through December 31, 1998, the amounts received from SONATRACH have been paid in Algerian dinars, the local currency, which are used by the Company to make payments in Algeria.
     Anadarko and partners have a $177,000,000 Engineering, Procurement and Construction (EPC) contract with Brown & Root Condor, a company jointly owned by Brown & Root and affiliates of SONATRACH. For the years ended December 31, 1998, 1997 and 1996, approximately $43,463,000, $107,049,000 and $21,933,000, respectively, was paid to Brown & Root Condor under the EPC contract.
     Political unrest continues in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 1999 and beyond. However, the situation has not had any material effect on the Company's operations to date. The Company's activities in Algeria also are subject to the general risks associated with all foreign operations.
     In 1998, 1997 and 1996, the Company paid Houston Advanced Research Center
(HARC) $150,000, $20,000 and $50,000, respectively, for seismic imaging projects. John R. Butler, Jr., a Director of the Company, serves as Chairman, President and CEO of HARC.
     The Company's natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Canada, France and Mexico. The majority of the Company's receivables are paid within two months following the month of purchase.
     The Company generally performs a credit analysis of customers prior to making any sales to new customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee.
     In 1998, sales to CoEnergy Trading Co. were $144,320,000, sales to Proliance Energy LLC were $67,713,000 and sales to Texaco Trading & Transportation Company were $65,552,000, each of which accounted for more than 10% of the Company's total 1998 revenues. In 1997, sales to CoEnergy Trading Co. were $200,368,000, sales to Texaco Trading & Transportation Company were $78,816,000 and sales to Proliance Energy LLC were $75,808,000, each of which accounted for more than 10% of the Company's total 1997 revenues. In 1996, sales to Texaco Trading & Transportation Company were $64,444,000, which accounted for more than 10% of the Company's total 1996 revenues.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

11. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's operations primarily relate to oil and gas production activities. Accordingly, they are considered one business segment. The following table shows Anadarko's revenues (based on the origin of the sales) and net properties and equipment by geographic area:

                                                                1998       1997       1996
thousands                                                     --------   --------   --------
REVENUES
United States                                                 $543,336   $674,872   $570,022
Algeria                                                         16,918        267        124
                                                              --------   --------   --------
Total                                                         $560,254   $675,139   $570,146
                                                              --------   --------   --------

                                                                 1998         1997
thousands                                                     ----------   ----------
NET PROPERTIES AND EQUIPMENT
United States                                                 $2,787,177   $2,292,254
Algeria                                                          556,548      404,942
Other international                                               37,813       57,583
                                                              ----------   ----------
Total                                                         $3,381,538   $2,754,779
                                                              ----------   ----------

12.  OTHER TAXES

     Significant taxes other than income taxes are as follows:

                                                               1998        1997        1996
thousands                                                     -------     -------     -------
Production and severance                                      $16,266     $22,092     $19,457
Ad valorem                                                     17,171      17,035      14,137
Payroll and other                                               4,272       3,647       3,611
                                                              -------     -------     -------
Total                                                         $37,709     $42,774     $37,205
                                                              -------     -------     -------

13.  INCOME TAXES

     Income tax expense, including deferred amounts, is summarized as follows:

                                                                1998       1997       1996
thousands                                                     --------    -------    -------
CURRENT
Federal                                                       $ (2,162)   $ 6,964    $ 2,849
State                                                             (637)     1,801        (10)
Foreign                                                            400         --         --
                                                              --------    -------    -------
Total                                                           (2,399)     8,765      2,839
                                                              --------    -------    -------
DEFERRED
Federal                                                        (21,998)    46,816     51,075
State                                                             (620)     1,460      3,156
Foreign                                                          2,118         --         --
                                                              --------    -------    -------
Total                                                          (20,500)    48,276     54,231
                                                              --------    -------    -------
Total income taxes                                            $(22,899)   $57,041    $57,070
                                                              --------    -------    -------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

13.  INCOME TAXES -- (CONTINUED)
     Total income taxes were different than the amounts computed by applying the statutory income tax rate to Income (Loss) before Income Taxes. The sources of these differences are as follows:

                                                                1998       1997       1996
thousands                                                     --------   --------   --------
Income (Loss) before Income Taxes
  Domestic                                                    $   (839)  $179,754   $172,483
  Foreign                                                      (64,248)   (15,395)   (14,693)
                                                              --------   --------   --------
Total                                                         $(65,087)  $164,359   $157,790
                                                              --------   --------   --------
Statutory tax rate                                                  35%        35%        35%
Tax computed at statutory rate                                $(22,780)  $ 57,526   $ 55,227
Adjustments resulting from:
  State income taxes (net of federal income tax benefit)          (817)     2,120      2,045
  Oil and gas credits                                           (1,683)    (1,743)      (367)
  Foreign taxes (net of federal income tax benefit)              1,637         --         --
  Other -- net                                                     744       (862)       165
                                                              --------   --------   --------
Total income taxes                                            $(22,899)  $ 57,041   $ 57,070
                                                              --------   --------   --------
Effective tax rate                                                  35%        35%        36%
                                                              --------   --------   --------

     The tax benefit of compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders' equity. For 1998, 1997 and 1996 the tax benefit amounted to $3,339,000, $1,864,000 and $5,055,000, respectively.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 1998 and 1997 are as follows:

                                                                1998        1997
thousands                                                     ---------   --------
Oil and gas exploration and development costs                 $ 749,849   $609,793
Other                                                            14,640     18,643
                                                              ---------   --------
Gross deferred tax liabilities                                  764,489    628,436
                                                              ---------   --------
Net operating loss carryforwards                               (152,279)        --
Alternative minimum tax credit carryforward                     (31,040)   (28,501)
Other                                                           (58,217)   (53,143)
                                                              ---------   --------
Gross deferred tax assets                                      (241,536)   (81,644)
                                                              ---------   --------
Net deferred tax liabilities                                  $ 522,953   $546,792
                                                              ---------   --------

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

13.  INCOME TAXES -- (CONTINUED)
     Net operating loss and alternative minimum tax credit carryforwards at December 31, 1998, which are available for future utilization on federal and foreign income tax returns, are as follows:

                                                            Regular    Alternative
                                                 Foreign    Federal      Minimum
                                                   Tax        Tax          Tax       Expiration
thousands                                        --------   --------   -----------   ----------
Net operating loss -- domestic                   $     --   $292,700    $265,500      2018
Net operating loss -- foreign                    $131,100   $     --    $     --      2003
Alternative minimum tax credit                   $     --   $ 31,000    $     --      Unlimited
General business tax credit                      $     --   $  1,300    $     --      2006-2012

     The net operating losses and tax credits have reduced deferred federal income tax expense.

14.  LEASE COMMITMENTS

     The Company has various commitments under non-cancelable operating lease agreements for buildings, facilities and equipment, the majority of which expire at various dates through 2014. The leases are expected to be renewed or replaced as they expire. At December 31, 1998, future minimum rental payments due under operating leases are as follows:

thousands
1999                                                           $ 28,024
2000                                                             23,835
2001                                                             20,450
2002                                                             15,351
2003                                                             11,467
Later years                                                     111,671
                                                               --------
Total minimum lease payments                                   $210,798
                                                               --------

     Total rental expense amounted to $37,430,000, $24,797,000 and $12,702,000 in 1998, 1997 and 1996, respectively.
     In 1998 and 1997, the Company entered into sale-leaseback agreements totaling $112,440,000 (net) involving 177 natural gas compressors in Anadarko's major mid-continent gathering systems. Proceeds from these transactions were used for general corporate purposes. The related leases are being accounted for as operating leases. The gains of $77,980,000 were deferred and are being amortized over the lease terms as a reduction to operating expense. As of December 31, 1998 and 1997, Deferred Credits -- Other includes $63,760,000 and $57,800,000, respectively, related to the long-term portion of the deferred gains.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

15.  PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND EMPLOYEE SAVINGS PLAN

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS The Company has a defined benefit pension plan and an equalization plan which are non-contributory pension plans. The Company also provides certain health care and life insurance benefits for retired employees. Health care benefits are funded by contributions from the Company and the retiree, with the retiree contributions adjusted per the provisions of the Company's health care plans. The Company's retiree life insurance plan is non-contributory.
     The following table sets forth the Company's pension and other postretirement benefits changes in benefit obligation, fair value of plan assets, funded status and amounts recognized in the financial statements as of December 31, 1998 and 1997.

                                                 PENSION BENEFITS           OTHER BENEFITS
                                               ---------------------     ---------------------
                                                 1998         1997         1998         1997
                  thousands                    --------     --------     --------     --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year        $ 75,352     $ 61,462     $ 27,297     $ 23,012
Service cost                                      5,503        4,551        1,883        1,516
Interest cost                                     5,086        4,562        1,959        1,708
Plan amendments                                  (3,738)          --           --           --
Increase due to change in actuarial
  assumptions                                    10,466        5,870        3,783        1,661
Benefit payments and settlements                 (4,812)      (1,093)        (600)        (600)
                                               --------     --------     --------     --------
Benefit obligation at end of year              $ 87,857     $ 75,352     $ 34,322     $ 27,297
                                               --------     --------     --------     --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year                                         $ 60,894     $ 50,844     $     --     $     --
Actual return on plan assets                      6,595       11,131           --           --
Employer contributions                            1,012           12          600          600
Benefit payments                                 (3,891)      (1,093)        (600)        (600)
                                               --------     --------     --------     --------
Fair value of plan assets at end of year       $ 64,610     $ 60,894     $     --     $     --
                                               --------     --------     --------     --------
Funded status of the plan                      $(23,247)    $(14,458)    $(34,322)    $(27,297)
Unrecognized actuarial (gain) loss                8,631        1,077       (1,438)      (5,410)
Unrecognized prior service cost                  (1,909)       1,662           --           --
Unrecognized initial asset                       (3,615)      (4,143)          --           --
                                               --------     --------     --------     --------
Total recognized                               $(20,140)    $(15,862)    $(35,760)    $(32,707)
                                               --------     --------     --------     --------
TOTAL RECOGNIZED AMOUNTS IN THE STATEMENT OF
  FINANCIAL POSITION CONSIST OF:
  Accrued benefit liability                    $(20,140)    $(15,862)    $(35,760)    $(32,707)
  Intangible asset                               (1,699)      (2,601)          --           --
                                               --------     --------     --------     --------
Total recognized                               $(21,839)    $(18,463)    $(35,760)    $(32,707)
                                               --------     --------     --------     --------

     Following are the weighted-average assumptions used by the Company in determining the accumulated pension and postretirement benefit obligations as of December 31:

                                                         PENSION BENEFITS      OTHER BENEFITS
                                                         -----------------     ---------------
                                                          1998       1997      1998      1997
percent                                                  ------     ------     -----     -----
Discount rate                                            6.75%      7.25%      6.75%     7.25%
Long-term rate of return on plan assets                   8.0%       8.0%        N/A       n/a
Rates of increase in compensation levels                  5.0%       5.0%       5.0%      5.0%

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

15.  PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND EMPLOYEE SAVINGS
PLAN -- (CONTINUED)
     For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2001 and later years.

                                              PENSION BENEFITS              OTHER BENEFITS
                                        ----------------------------   ------------------------
                                         1998       1997      1996      1998     1997     1996
thousands                               -------   --------   -------   ------   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT
  COST
Service cost                            $ 5,503   $  4,551   $ 4,484   $1,883   $1,516   $1,664
Interest cost                             5,086      4,562     3,945    1,959    1,708    1,680
Actual return on plan assets             (6,595)   (11,131)   (5,603)      --       --       --
Amortization values and deferrals         2,092      7,741     2,481     (189)    (359)    (134)
                                        -------   --------   -------   ------   ------   ------
Net periodic benefit cost               $ 6,086   $  5,723   $ 5,307   $3,653   $2,865   $3,210
                                        -------   --------   -------   ------   ------   ------

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $10,458,000, $6,995,000 and $0, respectively, as of December 31, 1998, and $11,472,000, $8,618,000 and $0, respectively, as of
December 31, 1997. The Company's benefit obligations under the unfunded pension plans are secured by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust. See Note 8.
     Anadarko's Non-employee Director Pension Plan was terminated effective January 1, 1998. The Directors were granted phantom shares equal to the value of the accumulated benefit on the date of termination.
     The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plan. A 1% change in the assumed health care cost trend rate would have the following effects:

                                                               1% INCREASE   1% DECREASE
thousands                                                      -----------   -----------
Effect on total of service and interest cost components          $  759        $  (618)
Effect on postretirement benefit obligation                      $5,061        $(4,200)

EMPLOYEE SAVINGS PLAN The Company has an employee savings plan (ESP) that is a defined contribution plan. The Company matches a portion of employees' contributions with shares of the Company's common stock. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $5,254,000, $4,618,000 and $4,076,000 during 1998, 1997 and 1996, respectively.

FOREIGN PLANS The Company has a pension plan for certain non-resident foreign nationals. Employees make contributions to the plan. The Company makes contributions to the plan, if necessary, based on actuarial information. Participation in the plan is voluntary. The Company's contributions were $808,000 and $372,000 during 1998 and 1997, respectively.
     The Company has an employee savings plan for certain non-resident foreign nationals. The Company matches contributions with shares of the Company's common stock. Participation in the plan is voluntary. The Company's contributions were $223,000 and $101,000 during 1998 and 1997, respectively.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

16.  CONTINGENCIES

ENVIRONMENTAL On December 17, 1993, the Company received a notice from the Department of Justice in the State of California indicating the Company may be a potentially responsible party (PRP) for the study, cleanup and closure of the waste facility owned by Geothermal, Inc. in Middletown, California (the GI site). Anadarko's records indicate the disposal of a limited number of barrels of drilling mud at the GI site in 1982. During the first quarter of 1994, the Company, along with other PRPs, became a party to a Cost Sharing, Joint Defense and Confidentiality Agreement, effective October 20, 1993. The Company believes its share of costs in connection with the cleanup of the GI site will be approximately $35,000 to $70,000 and will not have a material effect on its financial position, cash flows or results of operations.
     New technology has recently been developed which could result in closure of the GI site at substantial cost reductions. A pilot study of this technology is currently underway. The California Water Quality Control Board has agreed to defer a final closure decision until the completion of the pilot study in early 2000.

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax.

Background of Present Litigation FERC's ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC.
     Ultimately, the D.C. Circuit issued a decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997.
     Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $42,700,000 (pretax) as of December 31, 1998.

FERC Proceedings Depending on future FERC orders, the Company could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy) pending further potential review by FERC or the courts.

PanEnergy Litigation On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $27,100,000 (pretax) as of December 31, 1998. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pretax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 17, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction.

FERC Order of October 13, 1998 On October 13, 1998, FERC issued a final order on Anadarko's complaint. The order declares that Anadarko Production Company (now an affiliate of Duke Energy) is responsible as first seller for making refunds of Kansas ad valorem tax reimbursements collected from 1983 through August 1, 1985. The Company estimates this amount to be as much as $26,000,000. The Company is responsible to make refunds for reimbursements it collected as first seller from August 1, 1985 through 1988. The Company estimates this amount to be as much as $16,000,000. The FERC order states that whether Anadarko Production Company or the Company is entitled to reimbursement from another party for the refunds ordered is a matter to be pursued in an appropriate judicial forum. On January 15, 1999, FERC issued an order denying a request for rehearing filed by PanEnergy and reaffirming the October 1998 order. FERC

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

16.  CONTINGENCIES -- (CONTINUED)
may, in the near future, issue an order based upon the above allocation regarding when the refunds must be paid and the specific refund amount. The issue of reimbursement will now be pursued in U.S. District Court.

Kansas Corporation Commission (KCC) Proceeding On April 30, 1998, the Company's subsidiary, Anadarko Gathering Company (AGC), filed a petition with the KCC to clarify AGC's rights and obligations, if any, related to the payment by first sellers of Kansas ad valorem tax refunds. The refunds at issue relate to sales made by Anadarko Production Company, a PanEnergy affiliate, through facilities known as the Cimmaron River System during the time period from 1983 to 1988. AGC purchased the Cimmaron River System from Centana, the successor of Anadarko Production Company, in 1995. The petition, among other things, asks the KCC to determine whether AGC or Anadarko Production Company is responsible for the payment or distribution of refunds received from first sellers to Anadarko Production Company's former customers and requests guidance concerning the disposition of refunds received that are attributable to sales made to Anadarko Production Company customers that did not reimburse Anadarko Production Company for Kansas ad valorem taxes during the relevant time periods. This matter is presently being pursued before the KCC. The KCC is expected to issue a recommendation upon Anadarko's petition in this matter by March 15, 1999.
     Anadarko's net income for 1997 included a $1,800,000 charge (pretax) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding amounts recorded in 1993, 1994 and 1997) has been made in the accompanying financial statements.

                         ANADARKO PETROLEUM CORPORATION
                       SUPPLEMENTAL QUARTERLY INFORMATION
                                  (UNAUDITED)

QUARTERLY FINANCIAL DATA

     The following table shows summary quarterly financial data for 1998 and 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K.

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
thousands except per share amounts                   --------   --------   --------   --------
1998
Operating revenues                                   $147,001   $137,526   $140,191   $135,536
Operating income (loss), pretax                        23,335     20,282     15,715    (66,720)*
Net income (loss)                                    $  7,015   $  4,341   $    464   $(54,008)*
Net income (loss) available to common stockholders   $  7,015   $  2,703   $ (2,266)  $(56,738)*
Earnings (loss) per common share - basic             $   0.06   $   0.02   $  (0.02)  $  (0.47)*
Earnings (loss) per common share - diluted           $   0.06   $   0.02   $  (0.02)  $  (0.47)*

1997
Operating revenues                                   $171,345   $139,002   $158,717   $206,075
Operating income, pretax                               63,203     29,771     38,130     74,213
Net income                                           $ 34,434   $ 13,774   $ 17,092   $ 42,018
Net income available to common stockholders          $ 34,434   $ 13,774   $ 17,092   $ 42,018
Earnings per common share - basic                    $   0.29   $   0.12   $   0.14   $   0.35
Earnings per common share - diluted                  $   0.29   $   0.11   $   0.14   $   0.35

---------------

* Anadarko's fourth quarter 1998 operating loss includes a non-cash charge of $70,000,000 ($44,590,000 after income taxes) to impair certain international properties. Excluding this impairment, Anadarko's fourth quarter net operating income (pretax) was $3,280,000, net loss was $9,418,000 and net loss available to common stockholders was $12,148,000, which was $0.10 per common share (diluted).

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS PRODUCTION

     The following is historical revenue and cost information relating to the Company's oil and gas operations. Excluded from amounts subject to amortization as of December 31, 1998 and 1997 are $353,647,000 and $343,789,000,
respectively, of costs associated with unevaluated properties and major development projects. The majority of the evaluation activities are expected to be completed within five years.

COSTS EXCLUDED FROM AMORTIZATION

                                                      YEAR COSTS INCURRED             EXCLUDED
                                             --------------------------------------   COSTS AT
                                              PRIOR                                   DEC. 31,
                                              YEARS     1996      1997       1998       1998
thousands                                    -------   -------   -------   --------   --------
Property acquisition                         $39,059   $ 7,276   $20,352   $ 37,939   $104,626
Exploration                                   20,300    27,421    52,648    112,039    212,408
Capitalized interest                           6,858     5,766     9,153     14,836     36,613
                                             -------   -------   -------   --------   --------
Total                                        $66,217   $40,463   $82,153   $164,814   $353,647
                                             -------   -------   -------   --------   --------

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

                                                                 1998           1997
thousands                                                     ----------     ----------
UNITED STATES
Capitalized
  Unproved properties                                         $  232,320     $  174,371
  Proved properties                                            4,337,068      3,753,890
  Plant facilities                                                13,283         13,286
                                                              ----------     ----------
                                                               4,582,671      3,941,547
Accumulated depreciation, depletion and amortization           1,980,535      1,812,560
                                                              ----------     ----------
Net capitalized costs                                          2,602,136      2,128,987
                                                              ----------     ----------
ALGERIA
Capitalized
  Unproved properties                                             85,077        145,124
  Proved properties                                              464,545        249,237
                                                              ----------     ----------
                                                                 549,622        394,361
Accumulated depreciation, depletion and amortization               4,418             --
                                                              ----------     ----------
Net capitalized costs                                            545,204        394,361
                                                              ----------     ----------
OTHER OVERSEAS
Capitalized
  Unproved properties                                             36,250         55,923
                                                              ----------     ----------
Net capitalized costs                                             36,250         55,923
                                                              ----------     ----------
TOTAL
Capitalized
  Unproved properties                                            353,647        375,418
  Proved properties                                            4,801,613      4,003,127
  Plant facilities                                                13,283         13,286
                                                              ----------     ----------
                                                               5,168,543      4,391,831
Accumulated depreciation, depletion and amortization           1,984,953      1,812,560
                                                              ----------     ----------
Net capitalized costs                                         $3,183,590     $2,579,271
                                                              ----------     ----------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                1998       1997       1996
                         thousands                            --------   --------   --------
UNITED STATES -- Capitalized
Property acquisition
  Exploration                                                 $ 31,690   $ 22,292   $ 20,920
  Development                                                  143,186     31,036      5,335
Exploration                                                    171,072    111,959    106,602
Development                                                    312,846    276,266    132,139
                                                              --------   --------   --------
                                                               658,794    441,553    264,996
                                                              --------   --------   --------
ALGERIA -- Capitalized
Property acquisition
  Exploration                                                       --        178         --
Exploration                                                     86,979     83,860     49,343
Development                                                     64,403     87,422     29,459
                                                              --------   --------   --------
                                                               151,382    171,460     78,802
                                                              --------   --------   --------
OTHER OVERSEAS -- Capitalized
Property acquisition
  Exploration                                                    2,415      2,085         --
Exploration                                                     47,107     35,322     18,659
Development                                                         --         --        470
                                                              --------   --------   --------
                                                                49,522     37,407     19,129
                                                              --------   --------   --------
TOTAL -- Capitalized
Property acquisition
  Exploration                                                   34,105     24,555     20,920
  Development                                                  143,186     31,036      5,335
Exploration                                                    305,158    231,141    174,604
Development                                                    377,249    363,688    162,068
                                                              --------   --------   --------
                                                              $859,698   $650,420   $362,927
                                                              --------   --------   --------

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

                                                                1998       1997       1996
                         thousands                            --------   --------   --------
UNITED STATES
Net revenues from production
  Gas and oil sold to consolidated affiliates                 $297,927   $379,982   $316,127
  Third-party sales of gas, oil, condensate and NGLs           223,246    274,308    229,398
                                                              --------   --------   --------
                                                               521,173    654,290    545,525
Production (lifting) costs                                     166,731    157,847    121,461
Depreciation, depletion and amortization*                      179,183    181,163    149,488
                                                              --------   --------   --------
                                                               175,259    315,280    274,576
Income tax expense                                              61,276    111,711     98,368
                                                              --------   --------   --------
Results of operations                                         $113,983   $203,569   $176,208
                                                              --------   --------   --------
*DD&A rate per net equivalent barrel                          $   3.91   $   4.09   $   3.96
                                                              --------   --------   --------
ALGERIA
Net revenues from production
  Third-party sales of oil                                    $ 16,474   $     --   $     --
                                                              --------   --------   --------
                                                                16,474         --         --
Production (lifting) costs                                       6,492         --         --
Depreciation, depletion and amortization*                        4,418         --         --
                                                              --------   --------   --------
                                                                 5,564         --         --
Income tax expense                                               3,514         --         --
                                                              --------   --------   --------
Results of operations                                         $  2,050   $     --   $     --
                                                              --------   --------   --------
*DD&A rate per net equivalent barrel                          $   3.22   $     --   $     --
                                                              --------   --------   --------
TOTAL
Net revenues from production
  Gas and oil sold to consolidated affiliates                 $297,927   $379,982   $316,127
  Third-party sales of gas, oil, condensate and NGLs           239,720    274,308    229,398
                                                              --------   --------   --------
                                                               537,647    654,290    545,525
Production (lifting) costs                                     173,223    157,847    121,461
Depreciation, depletion and amortization*                      183,601    181,163    149,488
                                                              --------   --------   --------
                                                               180,823    315,280    274,576
Income tax expense                                              64,790    111,711     98,368
                                                              --------   --------   --------
Results of operations                                         $116,033   $203,569   $176,208
                                                              --------   --------   --------
*DD&A rate per net equivalent barrel                          $   3.89   $   4.09   $   3.96
                                                              --------   --------   --------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES

     The following table shows estimates prepared by the Company's engineers of proved reserves and proved developed reserves, net of royalty interests, of natural gas, crude oil, condensate and NGLs owned at year-end and changes in proved reserves during the last three years. Volumes for natural gas are in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch and volumes for oil, condensate and NGLs are in millions of barrels (MMBbls). Total volumes are in millions of energy equivalent barrels (MMEEBs). For this computation, one barrel is the equivalent of six thousand cubic feet of gas. NGLs are included with oil and condensate reserves and the associated shrinkage has been deducted from the gas reserves.
     Algerian reserves are shown in accordance with the PSA. The reserves include estimated quantities allocated to Anadarko for recovery of costs and Algerian taxes and Anadarko's net equity share after recovery of such costs.
     Anadarko's reserves increased in 1998 primarily from exploration and development drilling and purchases in place. Anadarko's reserves increase was offset partially by a negative reserve revision caused by lower natural gas and crude oil prices at year-end 1998 compared to year-end 1997. The Company's reserves increased in 1997 primarily from exploration and development drilling and improved recovery. The Company's reserves increased in 1996 primarily from exploration and development drilling and improved recovery.
     The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES -- (CONTINUED)

                                   NATURAL GAS               OIL, CONDENSATE AND NGLS                        TOTAL
                                      (BCF)                          (MMBBLS)                              (MMEEBS)
                            -------------------------   -----------------------------------   -----------------------------------
                            U.S.    INDONESIA  TOTAL    U.S.    ALGERIA   INDONESIA   TOTAL    U.S.   ALGERIA   INDONESIA   TOTAL
                            -----   ---------  -----    -----   -------   ---------   -----   -----   -------   ---------   -----
PROVED RESERVES
DECEMBER 31, 1995           1,843       --     1,843    126.7     92.5        --      219.2   433.8     92.5         --     526.3
Revisions of prior
  estimates                   (17)      --       (17)    11.4       --        --       11.4     8.5       --         --       8.5
Extensions, discoveries
  and other additions         152       47       199     36.2     31.8       9.9       77.9    61.9     31.8       17.7     111.4
Improved recovery               6       --         6      9.4       --        --        9.4    10.4       --         --      10.4
Purchases in place              5       --         5      0.4       --        --        0.4     1.1       --         --       1.1
Sales in place                 (3)     (47)      (50)    (0.4)      --      (9.9)     (10.3)   (1.0)      --      (17.7)    (18.7)
Production                   (165)      --      (165)   (10.2)      --        --      (10.2)  (37.7)      --         --     (37.7)
                            -----      ---     -----    -----    -----      ----      -----   -----    -----      -----     -----
DECEMBER 31, 1996           1,821       --     1,821    173.5    124.3        --      297.8   477.0    124.3         --     601.3
Revisions of prior
  estimates                   (95)      --       (95)    13.2       --        --       13.2    (2.7)      --         --      (2.7)
Extensions, discoveries
  and other additions         164       --       164     38.6     59.8        --       98.4    66.1     59.8         --     125.9
Improved recovery               6       --         6     19.9       --        --       19.9    20.8       --         --      20.8
Purchases in place             18       --        18      5.0       --        --        5.0     8.0       --         --       8.0
Sales in place                 (5)      --        (5)    (0.1)      --        --       (0.1)   (1.0)      --         --      (1.0)
Production                   (179)      --      (179)   (14.5)      --        --      (14.5)  (44.3)      --         --     (44.3)
                            -----      ---     -----    -----    -----      ----      -----   -----    -----      -----     -----
DECEMBER 31, 1997           1,730       --     1,730    235.6    184.1        --      419.7   523.9    184.1         --     708.0
Revisions of prior
  estimates                   (70)      --       (70)   (32.0)      --        --      (32.0)  (43.7)      --         --     (43.7)
Extensions, discoveries
  and other additions       1,028       --     1,028     36.5     62.3        --       98.8   207.9     62.3         --     270.2
Improved recovery              15       --        15      6.7       --        --        6.7     9.1       --         --       9.1
Purchases in place            121       --       121     18.6       --        --       18.6    38.7       --         --      38.7
Production                   (177)      --      (177)   (16.4)    (1.4)       --      (17.8)  (45.8)    (1.4)        --     (47.2)
                            -----      ---     -----    -----    -----      ----      -----   -----    -----      -----     -----
DECEMBER 31, 1998           2,647       --     2,647    249.0    245.0        --      494.0   690.1    245.0         --     935.1
                            -----      ---     -----    -----    -----      ----      -----   -----    -----      -----     -----
PROVED DEVELOPED RESERVES
December 31, 1995           1,737       --     1,737     77.5       --        --       77.5   367.0       --         --     367.0
December 31, 1996           1,654       --     1,654    100.6       --        --      100.6   376.2       --         --     376.2
December 31, 1997           1,597       --     1,597    122.6       --        --      122.6   388.7       --         --     388.7
December 31, 1998           1,640       --     1,640    119.5     44.2        --      163.7   392.9     44.2         --     437.1

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

DISCOUNTED FUTURE NET CASH FLOWS

     Estimates of future net cash flows from proved reserves of gas, oil, condensate and NGLs were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The amounts were prepared by the Company's engineers and are shown in the following table. The estimates are based on prices at year-end.
     Under the full cost method of accounting, a non-cash charge to earnings related to the carrying value of the Company's oil and gas properties on a county-by-county basis may be required when prices are low. Whether the Company will be required to take such a charge depends on the prices for crude oil and natural gas at the end of any quarter, as well as the effect of both capital expenditures and changes to proved reserves during that quarter. If a non-cash charge were required, it would reduce earnings for the quarter, which would result in lower DD&A expense in future periods.
     Prices for crude oil and natural gas were significantly lower at year-end 1998 compared to year-end 1997. Since the end of 1998, gas prices have continued to fall. If the current pricing environment continues or worsens, the Company may be required to take a non-cash charge against earnings during the first quarter of 1999.
     Gas prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits are considered in determining the income tax expense.
     At December 31, 1998, the present value (discounted at ten percent) of future net revenues from Anadarko's proved reserves was $3.1 billion, before income taxes, and $2.2 billion, after income taxes, (stated in accordance with the regulations of the Securities Exchange Commission and the Financial Accounting Standards Board). The after income taxes increase of 10 percent in 1998 compared to 1997 is primarily due to the additions of proved reserves related to successful exploration and development drilling and purchases in place, partially offset by significantly lower natural gas and crude oil prices at year-end 1998.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on the Company's consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                               1998      1997     1996
millions                                                      -------   ------   -------
UNITED STATES
Future cash inflows                                           $ 7,393   $6,500   $11,076
Future production and development costs                         2,690    2,494     2,908
                                                              -------   ------   -------
Future net cash flows before income taxes                       4,703    4,006     8,168
10% annual discount for estimated timing of cash flows          2,209    1,944     3,907
                                                              -------   ------   -------
Discounted future net cash flows before income taxes            2,494    2,062     4,261
Future income taxes, net of 10% annual discount                   698      654     1,450
                                                              -------   ------   -------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                              1,796    1,408     2,811
                                                              -------   ------   -------
ALGERIA
Future cash inflows                                             2,694    3,092     3,263
Future production and development costs                           988      743       813
                                                              -------   ------   -------
Future net cash flows before income taxes                       1,706    2,349     2,450
10% annual discount for estimated timing of cash flows          1,066    1,382     1,441
                                                              -------   ------   -------
Discounted future net cash flows before income taxes              640      967     1,009
Future income taxes, net of 10% annual discount                   214      364       417
                                                              -------   ------   -------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                                426      603       592
                                                              -------   ------   -------
TOTAL
Future cash inflows                                            10,087    9,592    14,339
Future production and development costs                         3,678    3,237     3,721
                                                              -------   ------   -------
Future net cash flows before income taxes                       6,409    6,355    10,618
10% annual discount for estimated timing of cash flows          3,275    3,326     5,348
                                                              -------   ------   -------
Discounted future net cash flows before income taxes            3,134    3,029     5,270
Future income taxes, net of 10% annual discount                   912    1,018     1,867
                                                              -------   ------   -------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                            $ 2,222   $2,011   $ 3,403
                                                              -------   ------   -------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                               1998      1997       1996
                          millions                            ------    -------    -------
UNITED STATES
Beginning of year                                             $1,408    $ 2,811    $ 1,449
Sales and transfers of oil and gas produced, net of
  production costs                                              (354)      (496)      (399)
Net changes in prices and development and production costs      (412)    (2,443)     1,730
Extensions, discoveries, additions and improved recovery,
  less
  related costs                                                1,002        330        452
Development costs incurred during the period                      26         30         53
Revisions of previous quantity estimates                        (225)      (148)       161
Purchases of minerals in place                                    96         11         14
Sales of minerals in place                                        --         --        (11)
Accretion of discount                                            206        426        206
Net change in income taxes                                       (44)       797       (836)
Other                                                             93         90         (8)
                                                              ------    -------    -------
End of year                                                    1,796      1,408      2,811
                                                              ------    -------    -------
ALGERIA
Beginning of year                                                603        592        285
Sales and transfers of oil and gas produced, net of
  production costs                                               (10)        --         --
Net changes in prices and development and production costs      (514)      (491)       260
Extensions, discoveries, additions and improved recovery,
  less
  related costs                                                   45        253        166
Development costs incurred during the period                      91         88         29
Accretion of discount                                             97        101         50
Net change in income taxes                                       150         52       (203)
Other                                                            (36)         8          5
                                                              ------    -------    -------
End of year                                                      426        603        592
                                                              ------    -------    -------
TOTAL*
Beginning of year                                              2,011      3,403      1,734
Sales and transfers of oil and gas produced, net of
  production costs                                              (364)      (496)      (399)
Net changes in prices and development and production costs      (926)    (2,934)     1,990
Extensions, discoveries, additions and improved recovery,
  less
  related costs                                                1,047        583        618
Development costs incurred during the period                     117        118         82
Revisions of previous quantity estimates                        (225)      (148)       161
Purchases of minerals in place                                    96         11         14
Sales of minerals in place                                        --         --        (11)
Accretion of discount                                            303        527        256
Net change in income taxes                                       106        849     (1,039)
Other                                                             57         98         (3)
                                                              ------    -------    -------
End of year                                                   $2,222    $ 2,011    $ 3,403
                                                              ------    -------    -------

---------------

* Excludes changes in the standardized measure of discounted future net cash flows for Indonesia reserves which were both added and sold during 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Anadarko Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the Anadarko Petroleum Corporation Proxy Statement, dated March 22, 1999 (Proxy Statement), which is incorporated herein by reference.

     See list of Executive Officers of the Registrant appearing under Item 4 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     See Anadarko Board of Directors -- Director Compensation and Compensation and Benefits Committee Report on 1998 Executive Compensation in the Proxy Statement, which is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated by reference:
        (1) The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 35.
        (2) Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------  --------
  3(a)            Restated Certificate of Incorporation of   19(a)(i) to Form 10-Q              1-8968
                  Anadarko Petroleum Corporation, dated      for quarter ended September 30,
                  August 28, 1986                            1986
   (b)            By-laws of Anadarko Petroleum              3(b) to Form 10-Q                  1-8968
                  Corporation, as amended                    for quarter ended
                                                             June 30, 1996
  4(a)            Rights Agreement, dated as of October 29,  4.1 to Form 8-A dated October      1-8968
                  1998, between Anadarko Petroleum           30, 1998
                  Corporation and The Chase Manhattan Bank,
                  Rights Agent
   (b)            Indenture, dated as of May 10, 1988,       4(a) to Form S-3 Registration    33-21094
                  between Anadarko Petroleum Corporation     Statement
                  and Continental Illinois National Bank
                  and Trust Company of Chicago, Trustee
   (c)            First Supplemental Indenture, dated as of  4(d) to Form 10-K                  1-8968
                  November 15, 1991, between Anadarko        for year ended
                  Petroleum Corporation and Continental      December 31, 1991
                  Bank, National Association, Trustee
   (d)            Amendment to Credit Agreement, dated as    4(a) to Form 10-Q                  1-8968
                  of April 17, 1998                          for quarter ended
                                                             March 31, 1998
   (e)            Indenture, dated as of March 1, 1995,      4(a) to Form 10-Q                  1-8968
                  between Anadarko Petroleum Corporation     for quarter ended
                  and the Chase Manhattan Bank, N.A.,        June 30, 1995
                  Trustee
   (f)            Distribution Agreement, dated as of March  4(b) to Form 10-Q                  1-8968
                  9, 1995, for $300,000,000 Medium-Term      for quarter ended
                  Notes, Series A                            June 30, 1995
   (g)            Indenture, dated as of September 1, 1997,  4(j) to Form 10-K                  1-8968
                  between Anadarko Petroleum Corporation     for year ended
                  and Harris Trust and Savings Bank,         December 31, 1997
                  Trustee
 10(a) (i)        Tax Sharing Agreement, dated September     19(c)(i) to Form 10-Q              1-8968
                  30, 1986, among Panhandle Eastern          for quarter ended
                  Corporation, Centana Energy Corporation    September 30, 1986
                  and Anadarko Petroleum Corporation
       (ii)       Spin-Off Agreement, dated September 30,    10(a)(iii) to Form 10-K for        1-8968
                  1986, between Panhandle Eastern            year ended December 31, 1988
                  Corporation and Anadarko Petroleum
                  Corporation
       (iii)      Global Settlement Agreement between        28(a) to Form 10-Q                 1-8968
                  Panhandle Eastern Corporation and          for quarter ended
                  Anadarko Petroleum Corporation, dated      March 31, 1989
                  March 31, 1989

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------  --------
 10(a) (iv)       Agreement for Exploration and              10 to Form 10-Q                    1-8968
                  Exploitation of Liquid Hydrocarbons        for quarter ended
                  between Anadarko Algeria Corporation and   March 31, 1997
                  SONATRACH, dated October 23, 1989
                  (Confidential treatment requested for
                  certain provisions pursuant to Rule 24b-2
                  under the Securities Exchange Act of
                  1934)
       (v)        Agreement Concerning the Method of         10(a)(i) to Form 10-Q for          1-8968
                  Application of the Contract signed on      quarter ended September 30,
                  October 23, 1989 between SONATRACH and     1998
                  Anadarko Algeria Corporation
       (vi)       Amendment No. 1 to the Agreement for the   10(a)(ii) to Form 10-Q for         1-8968
                  Exploration and Exploitation of Liquid     quarter ended September 30,
                  Hydrocarbons between SONATRACH and         1998
                  Anadarko Algeria Corporation signed
                  October 23, 1989
DIRECTOR AND EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
 10(b) (i)        Director Deferred Compensation Plan of     10(b)(viii) to Form 10-K for       1-8968
                  Anadarko Petroleum Corporation, effective  year ended December 31, 1986
                  January 1, 1987
       (ii)       Amendment to Anadarko Petroleum            10(b)(ii) to Form 10-K for year    1-8968
                  Corporation Director Deferred              ended December 31, 1997
                  Compensation Plan
       (iii)      Director Deferred Compensation Agreement   19(a)(i) to Form 10-Q for          1-8968
                  between Anadarko Petroleum Corporation     quarter ended March 31, 1987
                  and each Director Electing to Participate
       (iv)       First Amendment to Director Deferred       10(b)(iv) to Form 10-K for year    1-8968
                  Compensation Agreement 1987, 1988, 1989    ended December 31, 1997
                  and 1990 Plan Years
       (v)        Anadarko Petroleum Corporation 1988 Stock  19(b) to Form 10-Q for quarter     1-8968
                  Option Plan for Non-Employee Directors     ended September 30, 1988
       (vi)       Anadarko Petroleum Corporation Amended     99 - Attachment A to Form 10-K     1-8968
                  and Restated 1988 Stock Option Plan for    for year ended December 31,
                  Non-Employee Directors                     1993
       (vii)      Amendment to Anadarko Petroleum            10(b)(vii) to Form 10-K for        1-8968
                  Corporation 1988 Stock Option Plan for     year ended December 31, 1997
                  Non-Employee Directors
       (viii)     Second Amendment to Anadarko Petroleum     10(b)(viii) to Form 10-K for       1-8968
                  Corporation 1988 Stock Option Plan for     year ended December 31, 1997
                  Non-Employee Directors
       (ix)       1998 Director Stock Plan of Anadarko       99 - Attachment A to Form 10-K     1-8968
                  Petroleum Corporation, effective January   for year ended December 31,
                  30, 1998                                   1997
       (x)        Anadarko Petroleum Corporation and         19(c)(ix) to Form 10-Q for         1-8968
                  Participating Affiliates and Subsidiaries  quarter ended September 30,
                  Annual Override Pool Bonus Plan, as        1986
                  amended October 6, 1986
       (xi)       Second Amendment to Anadarko Petroleum     10(b)(ii) to Form 10-K for year    1-8968
                  Corporation and Participating Affiliates   ended December 31, 1987
                  and Subsidiaries Annual Override Pool
                  Bonus Plan

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------  --------
 10(b) (xii)      Restatement of the Anadarko Petroleum      Post Effective Amendment No. 1   33-22134
                  Corporation 1987 Stock Option Plan (and    to Forms S-8 and S-3, Anadarko
                  Related Agreement)                         Petroleum Corporation 1987
                                                             Stock Option Plan
       (xiii)     First Amendment to Restatement of the      10(b)(xii) to Form 10-K for        1-8968
                  Anadarko Petroleum Corporation 1987 Stock  year ended December 31, 1997
                  Option Plan
       (xiv)      1993 Stock Incentive Plan                  10(b)(xii) to Form 10-K for        1-8968
                                                             year ended December 31, 1993
       (xv)       First Amendment to Anadarko Petroleum      99 - Attachment A to Form 10-K     1-8968
                  Corporation 1993 Stock Incentive Plans     for year ended December 31,
                                                             1996
       (xvi)      Second Amendment to Anadarko Petroleum     10(b)(xv) to Form 10-K for year    1-8968
                  Corporation 1993 Stock Incentive Plan      ended December 31, 1997
       (xvii)     Anadarko Petroleum Corporation 1993 Stock  10(a) to Form 10-Q for quarter     1-8968
                  Incentive Plan Stock Option Agreement      ended March 31, 1996
       (xviii)    Form of Anadarko Petroleum Corporation     10(b)(xvii) to Form 10-K for       1-8968
                  1993 Stock Incentive Plan Stock Option     year ended December 31, 1997
                  Agreement
       (xix)      Form of Anadarko Petroleum Corporation     10(b)(xviii) to Form 10-K for      1-8968
                  1993 Stock Incentive Plan Restricted       year ended December 31, 1997
                  Stock Agreement
       (xx)       Anadarko Petroleum Corporation 1993 Stock  10(b) to Form 10-Q for quarter     1-8968
                  Incentive Plan Performance Share           ended March 31, 1996
                  Agreement
       (xxi)      Form of Anadarko Petroleum Corporation     10(b)(xx) to Form 10-K for year    1-8968
                  1993 Stock Incentive Plan Performance      ended December 31, 1997
                  Share Agreement
       (xxii)     Annual Incentive Bonus Plan                10(b)(xiii) to Form 10-K for       1-8968
                                                             year ended December 31, 1993
       (xxiii)    Key Employee Change of Control Contract    10(b)(xxii) to Form 10-K for       1-8968
                                                             year ended December 31, 1997
       (xxiv)     Executive Deferred Compensation Plan of    10(b)(xii) to Form 10-K for        1-8968
                  Anadarko Petroleum Corporation and         year ended December 31, 1987
                  Participating Subsidiaries and
                  Affiliates, effective October 1, 1986
       (xxv)      Executive Deferred Compensation Plan of    10(b)(vi) to Form 10-K for year    1-8968
                  Anadarko Petroleum Corporation, effective  ended December 31, 1986
                  January 1, 1987
       (xxvi)     Amendment to Anadarko Petroleum            10(b)(xxv) to Form 10-K for        1-8968
                  Corporation Executive Deferred             year ended December 31, 1997
                  Compensation Plan
       (xxvii)    Executive Deferred Compensation Agreement  19(a)(ii) to Form 10-Q for         1-8968
                  between Anadarko Petroleum Corporation     quarter ended March 31, 1987
                  and each Executive Electing to
                  Participate

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------  --------
 10(b) (xxviii)   First Amendment to Executive Deferred      10(b)(xxvii) to Form 10-K for      1-8968
                  Compensation Agreement 1987, 1988, 1989    year ended December 31, 1997
                  and 1990 Plan Years
       (xxix)     Amendments to Executive Deferred           10(b)(xv) to Form 10-K for year    1-8968
                  Compensation Agreement between Anadarko    ended December 31, 1987
                  Petroleum Corporation and each Executive
                  Electing to Participate
       (xxx)      Anadarko Retirement Restoration Plan,      10(b)(xix) to Form 10-K for        1-8968
                  effective January 1, 1995                  year ended December 31, 1995
       (xxxi)     Anadarko Savings Restoration Plan,         10(b)(xx) to Form 10-K for year    1-8968
                  effective January 1, 1995                  ended December 31, 1995
       (xxxii)    Amendment to Amended and Restated          10(b)(xxxi) to Form 10-K for       1-8968
                  Anadarko Savings Restoration Plan          year ended December 31, 1997
       (xxxiii)   Plan Agreement for the Management Life     10(b)(xxi) to Form 10-K for        1-8968
                  Insurance Plan between Anadarko Petroleum  year ended December 31, 1995
                  Corporation and each Eligible Employee,
                  effective July 1, 1995
     * (xxxiv)    Anadarko Petroleum Corporation Estate
                  Enhancement Program
     * (xxxv)     Estate Enhancement Program Agreement
                  between Anadarko Petroleum Corporation
                  and Eligible Executives
   *12            Computation of Ratios of Earnings to
                  Combined Fixed Charges and Preferred
                  Stock Dividends
   *13            Portions of the Anadarko Petroleum
                  Corporation 1998 Annual Report to
                  Stockholders
   *21            List of Significant Subsidiaries
   *23            Consents of Experts and Counsel
                  Consent of KPMG LLP
   *24            Powers of Attorney
   *27            Financial Data Schedule
    99            Anadarko Petroleum Corporation Proxy       Filed on March 11, 1999
                  Statement, dated March 22, 1999

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

(b) REPORTS ON FORM 8-K

     A report on Form 8-K dated November 10, 1998 was filed in which the earliest event reported was October 29, 1998. This event was reported under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits".

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            ANADARKO PETROLEUM CORPORATION

March 12, 1999                              By:       /s/ MICHAEL E. ROSE
                                              ----------------------------------
                                                (Michael E. Rose, Senior Vice
                                                           President,
                                                 Finance and Chief Financial
                                                            Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 12, 1999.

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

(ii)   Principal financial officer:*

                          MICHAEL E. ROSE                     Senior Vice President, Finance and Chief
       -----------------------------------------------------  Financial Officer
                         (Michael E. Rose)

(iii)  Principal accounting officer:*

                          JAMES R. LARSON                     Vice President and Controller
       -----------------------------------------------------
                         (James R. Larson)

(iv)   Directors:*

                      ROBERT J. ALLISON, JR.
                         CONRAD P. ALBERT
                           LARRY BARCUS
                           RONALD BROWN
                          JAMES L. BRYAN
                        JOHN R. BUTLER, JR.
                          JOHN R. GORDON
                           JOHN N. SEITZ
-----
* Signed on behalf of each of these persons and on his own behalf:

                /s/ By MICHAEL E. ROSE
  -------------------------------------------------------
            (Michael E. Rose, Attorney-in-Fact)

                           STOCKHOLDERS' INFORMATION

     The common stock of Anadarko Petroleum Corporation is traded on the New York Stock Exchange. Average daily trading volume was 627,000 shares in 1998, 531,000 shares in 1997 and 453,000 shares in 1996.
     The ticker symbol for Anadarko is APC and daily stock reports published in local newspapers carry trading summaries for the Company under the headings ANADRK or ANADRKPETE.
     The following shows information regarding the closing market price of and dividends paid on the Company's common stock by quarter for 1998 and 1997.

                                                      FIRST     SECOND      THIRD     FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     -------    -------    -------    -------
1998*
MARKET PRICE
  High                                               $34.63     $37.91     $43.19     $ 40.94
  Low                                                $26.44     $30.31     $28.75     $ 25.69
Dividends                                            $0.0375    $0.050     $0.050     $ 0.050
1997*
MARKET PRICE
  High                                               $36.13     $32.81     $37.84     $ 38.13
  Low                                                $27.31     $25.44     $30.75     $ 28.59
Dividends                                            $0.0375    $0.0375    $0.0375    $0.0375

---------------

* In April 1998, the Board of Directors approved a two-for-one stock split. The stock split was effected by way of a stock dividend. The distribution date was July 1, 1998 to stockholders of record on June 15, 1998. All amounts shown above have been restated to reflect the stock split.

STOCKHOLDER SERVICES

     The transfer agent and registrar for Anadarko common stock is ChaseMellon Shareholder Services, L.L.C. Stockholders who need assistance with their accounts or wish to eliminate duplicate mailings should call (800) 851-9677 within the continental U.S. or write:

     ChaseMellon Shareholder Services, L.L.C.
     Overpeck Centre
     85 Challenger Rd.
     Ridgefield Park, NJ 07660
     Website: www.chasemellon.com

     Anadarko offers a Dividend Reinvestment and Stock Purchase Plan (DRIP) to its stockholders. The DRIP provides an opportunity to reinvest dividends and offers an alternative to traditional methods of buying, holding and selling Anadarko common stock. For more information about Anadarko's DRIP, please contact ChaseMellon Shareholder Services at 1-888-470-5786.

     ANADARKO WILL MAKE AVAILABLE TO ANY STOCKHOLDER, WITHOUT CHARGE, ADDITIONAL COPIES OF ITS 1998 REPORT ON FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. FOR ADDITIONAL COPIES OF THIS OR ANY ANADARKO PUBLICATION, PLEASE
CONTACT:

     Anadarko Petroleum Corporation
     Corporate Communications Department
     P.O. Box 1330
     Houston, Texas 77251-1330
     Telephone: (281) 874-3498

     As a service to our stockholders, copies of the Company's news releases can be transmitted at no charge via fax by calling 1-800-758-5804 ext. 038950 or through our website at www.anadarko.com.

ANNUAL STOCKHOLDERS' MEETING

     All stockholders are cordially invited to attend Anadarko's annual stockholders' meeting which will be held at 9:30 a.m. on Thursday, April 29, 1999 at The Wyndham Hotel-Greenspoint at 12400 Greenspoint Drive in Houston.

FOR MORE INFORMATION

     If you have questions or need additional information concerning Anadarko's operations or financial results, please contact Paul Taylor, Vice President, Corporate Communications, at (281) 874-3471.

                               INDEX TO EXHIBITS

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------  --------
  3(a)            Restated Certificate of Incorporation of   19(a)(i) to Form 10-Q              1-8968
                  Anadarko Petroleum Corporation, dated      for quarter ended September 30,
                  August 28, 1986                            1986
   (b)            By-laws of Anadarko Petroleum              3(b) to Form 10-Q                  1-8968
                  Corporation, as amended                    for quarter ended
                                                             June 30, 1996
  4(a)            Rights Agreement, dated as of October 29,  4.1 to Form 8-A dated October      1-8968
                  1998, between Anadarko Petroleum           30, 1998
                  Corporation and The Chase Manhattan Bank,
                  Rights Agent
   (b)            Indenture, dated as of May 10, 1988,       4(a) to Form S-3 Registration    33-21094
                  between Anadarko Petroleum Corporation     Statement
                  and Continental Illinois National Bank
                  and Trust Company of Chicago, Trustee
   (c)            First Supplemental Indenture, dated as of  4(d) to Form 10-K                  1-8968
                  November 15, 1991, between Anadarko        for year ended
                  Petroleum Corporation and Continental      December 31, 1991
                  Bank, National Association, Trustee
   (d)            Amendment to Credit Agreement, dated as    4(a) to Form 10-Q                  1-8968
                  of April 17, 1998                          for quarter ended
                                                             March 31, 1998
   (e)            Indenture, dated as of March 1, 1995,      4(a) to Form 10-Q                  1-8968
                  between Anadarko Petroleum Corporation     for quarter ended
                  and the Chase Manhattan Bank, N.A.,        June 30, 1995
                  Trustee
   (f)            Distribution Agreement, dated as of March  4(b) to Form 10-Q                  1-8968
                  9, 1995, for $300,000,000 Medium-Term      for quarter ended
                  Notes, Series A                            June 30, 1995
   (g)            Indenture, dated as of September 1, 1997,  4(j) to Form 10-K                  1-8968
                  between Anadarko Petroleum Corporation     for year ended
                  and Harris Trust and Savings Bank,         December 31, 1997
                  Trustee
 10(a) (i)        Tax Sharing Agreement, dated September     19(c)(i) to Form 10-Q              1-8968
                  30, 1986, among Panhandle Eastern          for quarter ended
                  Corporation, Centana Energy Corporation    September 30, 1986
                  and Anadarko Petroleum Corporation
       (ii)       Spin-Off Agreement, dated September 30,    10(a)(iii) to Form 10-K for        1-8968
                  1986, between Panhandle Eastern            year ended December 31, 1988
                  Corporation and Anadarko Petroleum
                  Corporation
       (iii)      Global Settlement Agreement between        28(a) to Form 10-Q                 1-8968
                  Panhandle Eastern Corporation and          for quarter ended
                  Anadarko Petroleum Corporation, dated      March 31, 1989
                  March 31, 1989
 10(a) (iv)       Agreement for Exploration and              10 to Form 10-Q                    1-8968
                  Exploitation of Liquid Hydrocarbons        for quarter ended
                  between Anadarko Algeria Corporation and   March 31, 1997
                  SONATRACH, dated October 23, 1989
                  (Confidential treatment requested for
                  certain provisions pursuant to Rule 24b-2
                  under the Securities Exchange Act of
                  1934)

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------  --------
       (v)        Agreement Concerning the Method of         10(a)(i) to Form 10-Q for          1-8968
                  Application of the Contract signed on      quarter ended September 30,
                  October 23, 1989 between SONATRACH and     1998
                  Anadarko Algeria Corporation
       (vi)       Amendment No. 1 to the Agreement for the   10(a)(ii) to Form 10-Q for         1-8968
                  Exploration and Exploitation of Liquid     quarter ended September 30,
                  Hydrocarbons between SONATRACH and         1998
                  Anadarko Algeria Corporation signed
                  October 23, 1989
DIRECTOR AND EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
 10(b) (i)        Director Deferred Compensation Plan of     10(b)(viii) to Form 10-K for       1-8968
                  Anadarko Petroleum Corporation, effective  year ended December 31, 1986
                  January 1, 1987
       (ii)       Amendment to Anadarko Petroleum            10(b)(ii) to Form 10-K for year    1-8968
                  Corporation Director Deferred              ended December 31, 1997
                  Compensation Plan
       (iii)      Director Deferred Compensation Agreement   19(a)(i) to Form 10-Q for          1-8968
                  between Anadarko Petroleum Corporation     quarter ended March 31, 1987
                  and each Director Electing to Participate
       (iv)       First Amendment to Director Deferred       10(b)(iv) to Form 10-K for year    1-8968
                  Compensation Agreement 1987, 1988, 1989    ended December 31, 1997
                  and 1990 Plan Years
       (v)        Anadarko Petroleum Corporation 1988 Stock  19(b) to Form 10-Q for quarter     1-8968
                  Option Plan for Non-Employee Directors     ended September 30, 1988
       (vi)       Anadarko Petroleum Corporation Amended     99 - Attachment A to Form 10-K     1-8968
                  and Restated 1988 Stock Option Plan for    for year ended December 31,
                  Non-Employee Directors                     1993
       (vii)      Amendment to Anadarko Petroleum            10(b)(vii) to Form 10-K for        1-8968
                  Corporation 1988 Stock Option Plan for     year ended December 31, 1997
                  Non-Employee Directors
       (viii)     Second Amendment to Anadarko Petroleum     10(b)(viii) to Form 10-K for       1-8968
                  Corporation 1988 Stock Option Plan for     year ended December 31, 1997
                  Non-Employee Directors
       (ix)       1998 Director Stock Plan of Anadarko       99 - Attachment A to Form 10-K     1-8968
                  Petroleum Corporation, effective January   for year ended December 31,
                  30, 1998                                   1997
       (x)        Anadarko Petroleum Corporation and         19(c)(ix) to Form 10-Q for         1-8968
                  Participating Affiliates and Subsidiaries  quarter ended September 30,
                  Annual Override Pool Bonus Plan, as        1986
                  amended October 6, 1986
       (xi)       Second Amendment to Anadarko Petroleum     10(b)(ii) to Form 10-K for year    1-8968
                  Corporation and Participating Affiliates   ended December 31, 1987
                  and Subsidiaries Annual Override Pool
                  Bonus Plan
 10(b) (xii)      Restatement of the Anadarko Petroleum      Post Effective Amendment No. 1   33-22134
                  Corporation 1987 Stock Option Plan (and    to Forms S-8 and S-3, Anadarko
                  Related Agreement)                         Petroleum Corporation 1987
                                                             Stock Option Plan

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------  --------
       (xiii)     First Amendment to Restatement of the      10(b)(xii) to Form 10-K for        1-8968
                  Anadarko Petroleum Corporation 1987 Stock  year ended December 31, 1997
                  Option Plan
       (xiv)      1993 Stock Incentive Plan                  10(b)(xii) to Form 10-K for        1-8968
                                                             year ended December 31, 1993
       (xv)       First Amendment to Anadarko Petroleum      99 - Attachment A to Form 10-K     1-8968
                  Corporation 1993 Stock Incentive Plans     for year ended December 31,
                                                             1996
       (xvi)      Second Amendment to Anadarko Petroleum     10(b)(xv) to Form 10-K for year    1-8968
                  Corporation 1993 Stock Incentive Plan      ended December 31, 1997
       (xvii)     Anadarko Petroleum Corporation 1993 Stock  10(a) to Form 10-Q for quarter     1-8968
                  Incentive Plan Stock Option Agreement      ended March 31, 1996
       (xviii)    Form of Anadarko Petroleum Corporation     10(b)(xvii) to Form 10-K for       1-8968
                  1993 Stock Incentive Plan Stock Option     year ended December 31, 1997
                  Agreement
       (xix)      Form of Anadarko Petroleum Corporation     10(b)(xviii) to Form 10-K for      1-8968
                  1993 Stock Incentive Plan Restricted       year ended December 31, 1997
                  Stock Agreement
       (xx)       Anadarko Petroleum Corporation 1993 Stock  10(b) to Form 10-Q for quarter     1-8968
                  Incentive Plan Performance Share           ended March 31, 1996
                  Agreement
       (xxi)      Form of Anadarko Petroleum Corporation     10(b)(xx) to Form 10-K for year    1-8968
                  1993 Stock Incentive Plan Performance      ended December 31, 1997
                  Share Agreement
       (xxii)     Annual Incentive Bonus Plan                10(b)(xiii) to Form 10-K for       1-8968
                                                             year ended December 31, 1993
       (xxiii)    Key Employee Change of Control Contract    10(b)(xxii) to Form 10-K for       1-8968
                                                             year ended December 31, 1997
       (xxiv)     Executive Deferred Compensation Plan of    10(b)(xii) to Form 10-K for        1-8968
                  Anadarko Petroleum Corporation and         year ended December 31, 1987
                  Participating Subsidiaries and
                  Affiliates, effective October 1, 1986
       (xxv)      Executive Deferred Compensation Plan of    10(b)(vi) to Form 10-K for year    1-8968
                  Anadarko Petroleum Corporation, effective  ended December 31, 1986
                  January 1, 1987
       (xxvi)     Amendment to Anadarko Petroleum            10(b)(xxv) to Form 10-K for        1-8968
                  Corporation Executive Deferred             year ended December 31, 1997
                  Compensation Plan
       (xxvii)    Executive Deferred Compensation Agreement  19(a)(ii) to Form 10-Q for         1-8968
                  between Anadarko Petroleum Corporation     quarter ended March 31, 1987
                  and each Executive Electing to
                  Participate
 10(b) (xxviii)   First Amendment to Executive Deferred      10(b)(xxvii) to Form 10-K for      1-8968
                  Compensation Agreement 1987, 1988, 1989    year ended December 31, 1997
                  and 1990 Plan Years

    EXHIBIT                                                         ORIGINALLY FILED            FILE
    NUMBER                       DESCRIPTION                           AS EXHIBIT              NUMBER
    -------       -----------------------------------------  -------------------------------  --------
       (xxix)     Amendments to Executive Deferred           10(b)(xv) to Form 10-K for year    1-8968
                  Compensation Agreement between Anadarko    ended December 31, 1987
                  Petroleum Corporation and each Executive
                  Electing to Participate
       (xxx)      Anadarko Retirement Restoration Plan,      10(b)(xix) to Form 10-K for        1-8968
                  effective January 1, 1995                  year ended December 31, 1995
       (xxxi)     Anadarko Savings Restoration Plan,         10(b)(xx) to Form 10-K for year    1-8968
                  effective January 1, 1995                  ended December 31, 1995
       (xxxii)    Amendment to Amended and Restated          10(b)(xxxi) to Form 10-K for       1-8968
                  Anadarko Savings Restoration Plan          year ended December 31, 1997
       (xxxiii)   Plan Agreement for the Management Life     10(b)(xxi) to Form 10-K for        1-8968
                  Insurance Plan between Anadarko Petroleum  year ended December 31, 1995
                  Corporation and each Eligible Employee,
                  effective July 1, 1995
     * (xxxiv)    Anadarko Petroleum Corporation Estate
                  Enhancement Program
     * (xxxv)     Estate Enhancement Program Agreement
                  between Anadarko Petroleum Corporation
                  and Eligible Executives
   *12            Computation of Ratios of Earnings to
                  Combined Fixed Charges and Preferred
                  Stock Dividends
   *13            Portions of the Anadarko Petroleum
                  Corporation 1998 Annual Report to
                  Stockholders
   *21            List of Significant Subsidiaries
   *23            Consents of Experts and Counsel
                  Consent of KPMG LLP
   *24            Powers of Attorney
   *27            Financial Data Schedule
    99            Anadarko Petroleum Corporation Proxy       Filed on March 11, 1999
                  Statement, dated March 22, 1999

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