Form 10-Q
period 1999-03-31
ANADARKO PETROLEUM CORP
filed 1999-05-13
CIK 773910

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended March 31, 1999
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

     The number of shares outstanding and entitled to vote of the Company's common stock as of April 30, 1999 is shown below:

                                             Number of Shares
             Title of Class                    Outstanding

 Common Stock, par value $0.10 per share       120,974,332

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     ANADARKO PETROLEUM CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)

                                                 Three Months Ended
                                                      March 31
thousands except per share amounts                1999        1998
Revenues
Gas sales                                       $ 77,840     $ 93,520
Oil and condensate sales                          43,580       31,398
Natural gas liquids and other                     14,944       22,083
Total                                            136,364      147,001

Cost and Expenses
Operating expenses                                34,056       40,257
Administrative and general                        24,409       21,243
Depreciation, depletion and amortization          56,524       51,337
Other taxes                                        9,233       10,829
Impairments related to international properties   20,000          ---
Total                                            144,222      123,666

Operating Income (Loss)                           (7,858)      23,335

Interest Expense                                  18,638       12,358

Income (Loss) Before Income Taxes                (26,496)      10,977

Income Taxes                                      (6,141)       3,962

Net Income (Loss)                               $(20,355)    $  7,015

Preferred Stock Dividends                          2,730          ---

Net Income (Loss) Available to
Common Stockholders                             $(23,085)    $  7,015

Per Common Share
Net income (loss) - basic                       $  (0.19)    $   0.06
Net income (loss) - diluted                     $  (0.19)    $   0.06
Dividends                                       $   0.05     $ 0.0375

Average Number of Common Shares Outstanding      120,492      119,834





      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                              March 31,   December 31,
thousands                                       1999         1998
ASSETS
Current Assets
Cash and cash equivalents                    $   15,530   $   17,008
Accounts receivable                             151,410      181,491
Inventories                                      33,586       25,860
Prepaid expenses                                  3,595        5,569
Total                                           204,121      229,928

Properties and Equipment
Original cost                                 5,558,783    5,488,721
Less accumulated depreciation, depletion
  and amortization                            2,144,745    2,107,183
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                  3,414,038    3,381,538

Deferred Charges                                 39,672       21,524

                                             $3,657,831   $3,632,990























      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED BALANCE SHEET (continued)
                               (Unaudited)

                                               March 31,   December 31,
thousands                                         1999          1998
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
 Trade and other                              $  166,285    $  227,988
 Banks                                             8,413        26,723
Accrued expenses
 Interest                                         14,386        15,210
 Taxes and other                                  13,690        18,805
Total                                            202,774       288,726

Long-term Debt                                 1,560,762     1,425,392

Deferred Credits
Deferred income taxes                            516,061       522,953
Other                                            143,701       136,463
Total                                            659,762       659,416

Stockholders' Equity
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000
  shares issued as of March 31, 1999
  and December 31, 1998)                         200,000       200,000
Common stock, par value $0.10
  (200,000,000 shares authorized,
 122,551,004 and 122,436,712 shares issued
 as of March 31, 1999 and December 31,
 1998, respectively)                              12,255        12,244
Paid-in capital                                  378,544       361,390
Retained earnings (as of March 31, 1999,
  $584,533,000 was not restricted as to
  the payment of dividends)                      727,859       756,971
Deferred compensation                             (8,437)       (9,461)
Executives and Directors Benefits Trust,
  at market value (2,000,000 shares as of
  March 31, 1999 and December 31, 1998)          (75,688)      (61,688)
Treasury stock (12 and 20 shares as of
  March 31, 1999 and December 31, 1998,
  respectively)                                      ---           ---
Total                                          1,234,533     1,259,456

                                              $3,657,831    $3,632,990


      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                 Three Months Ended
                                                      March 31
thousands                                         1999        1998
Cash Flow from Operating Activities
Net income (loss)                               $(20,355)  $  7,015
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization       56,524     51,337
   Amortization of restricted stock                  315        294
   Deferred U.S. income taxes                    (10,765)     3,935
   Impairments of international properties        20,000        ---
                                                  45,719     62,581
   Decrease in accounts receivable                30,081     20,760
   Increase in inventories                        (7,726)    (2,167)
   Increase (decrease) in accounts payable -
     trade and other and accrued expenses        (67,642)    53,950
   Other items - net                              (5,637)    (2,800)
Net cash provided by (used in) operating
 activities                                       (5,205)   132,324


Cash Flow from Investing Activities
Additions to properties and equipment           (111,758)  (268,131)
Proceeds from the sale of assets to be
  leased, net                                      3,777        ---
Sales and retirements of properties
  and equipment                                      105      4,860
Net cash used in investing activities           (107,876)  (263,271)

Cash Flow from Financing Activities
Additions to debt                                300,000    239,409
Retirements of debt                             (164,630)  (100,000)
Decrease in accounts payable, banks              (18,310)    (7,535)
Dividends paid                                    (8,757)    (4,495)
Issuance of common stock                           3,300      2,565
Issuance of treasury stock, net                      ---         (2)
Net cash provided by financing activities        111,603    129,942

Net Decrease in Cash and Cash Equivalents         (1,478)    (1,005)

Cash and Cash Equivalents at Beginning
  of Period                                       17,008      8,907

Cash and Cash Equivalents at End of Period      $ 15,530   $  7,902


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

2. Inventories    Materials and supplies and natural gas inventories are
stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average-cost method. Oil inventory is stated at market value. The major classes of inventories are as follows:

                                             March 31,    December 31,
thousands                                      1999           1998
Materials and supplies                        $17,579        $20,231
Oil, stored in inventory                       12,087          3,816
Natural gas, stored in inventory                3,920          1,813
                                              $33,586        $25,860

3. Properties and Equipment    Oil and gas properties include costs of
$353,511,000 and $353,647,000 at March 31, 1999 and December 31, 1998,
respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4. Long-term Debt    A summary of long-term debt follows:

                                              March 31,   December 31,
thousands                                       1999          1998
Commercial Paper                             $  229,262   $  367,892
Notes Payable, Banks                            231,500      257,500
8 1/4% Notes due 2001                           100,000      100,000
6 3/4% Notes due 2003                           100,000      100,000
5 7/8% Notes due 2003                           100,000      100,000
7 1/4% Debentures due 2025                      100,000      100,000
7% Debentures due 2027                          100,000      100,000
6.625% Debentures due 2028                      100,000      100,000
7.20% Debentures due 2029                       300,000          ---
7.73% Debentures due 2096                       100,000      100,000
7 1/4% Debentures due 2096                      100,000      100,000
                                             $1,560,762   $1,425,392

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

                     ANADARKO PETROLEUM CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)
4. Long-term Debt (continued)

In March 1999, Anadarko issued $300,000,000 principal amount of 7.20% Debentures due 2029. The proceeds were used to repay floating interest rate debt.

In April 1999, the Company amended the Revolving Credit Agreement and entered into a new 364-Day Credit Agreement. The Revolving Credit Agreement provides for $225,000,000 principal amount and the 364-Day Credit Agreement provides for $285,000,000 principal amount. The Revolving Credit Agreement expires in 2002.

In April 1999, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $1,000,000,000 in debt and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.

5. Preferred Stock    For the first quarter of 1999, dividends of $13.65
per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock. The Company's preferred stock was issued in May 1998.

6. Common Stock    Under the most restrictive provisions of the
Company's credit agreements, which limit the payment of dividends, retained earnings of $584,533,000 and $609,456,000 were not restricted as to the payment of dividends at March 31, 1999 and December 31, 1998, respectively.

The Company's basic earnings per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method.

The reconciliation between basic and diluted EPS is as follows:

                             Three Months Ended        Three Months Ended
                               March 31, 1999            March 31, 1998
thousands except                          Per Share                 Per Share
per share amounts           Loss    Shares  Amount   Income   Shares  Amount
Basic EPS
Income (loss) available
 to common stockholders  $(23,085)  120,492  $(0.19)  $7,015  119,834  $0.06
Effect of dilutive
 stock options                 --        --               --      651
Diluted EPS
Income (loss) available
 to common stockholders
 plus assumed conversion $(23,085)  120,492  $(0.19)  $7,015  120,485  $0.06
                                           7

                     ANADARKO PETROLEUM CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)


6. Common Stock (continued)

For the three months ended March 31, 1999, there were 735,000 common stock equivalents related to outstanding stock options that were excluded from the computation of diluted EPS, since they had an anti-dilutive effect. In addition, options for 4,463,000 shares of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the three months ended March 31, 1999.

In May 1999, Anadarko issued 6,250,000 shares of common stock. Aggregate proceeds from the offering were approximately $240,500,000 after all expenses. Proceeds from the offering were used initially to repay floating interest rate debt. The common stock was issued under the Company's shelf registration statement.

7. Statement of Cash Flows Supplemental Information     The amounts
of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                   Three Months Ended
                                                        March 31
thousands                                            1999       1998
Interest                                           $19,361    $13,798
Income taxes                                       $  (198)   $(6,660)

8. Kansas Ad Valorem Tax     The Natural Gas Policy Act of 1978 allowed
a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax.

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

Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $43,600,000 (pretax) as of
March 31, 1999.                     8

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

PanEnergy Litigation     On May 13, 1997, the Company filed a lawsuit in
the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $27,900,000 (pretax) as of March 31, 1999. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pretax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 17, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction.

FERC Order of October 13, 1998     On October 13, 1998, FERC issued a
final order on Anadarko's complaint. The order declares that Anadarko Production Company (now an affiliate of Duke Energy) is responsible as first seller for making refunds of Kansas ad valorem tax reimbursements collected from 1983 through August 1, 1985. The Company estimates this amount to be as much as $26,000,000. The Company is responsible to make refunds for reimbursements it collected as first seller from August 1, 1985 through 1988. The Company estimates this amount to be as much as $16,000,000. The FERC order states that whether Anadarko Production Company or the Company is entitled to reimbursement from another party for the refunds ordered is a matter to be pursued in an appropriate judicial forum. On January 15, 1999, FERC issued an order denying a request for rehearing filed by PanEnergy and reaffirming the October 1998 order. FERC may, in the near future, issue an order based upon the above allocation regarding when the refunds must be paid and the specific refund amount. The issue of reimbursement will now be pursued in U.S. District Court. On April 16, 1999, the U.S. District Court ordered the parties to mediation, which should be completed on or before August 2, 1999. The Court has also set the matter for trial on the May/June 2000 trial term.

Kansas Corporation Commission (KCC) Proceeding     On April 30, 1998,
the Company's subsidiary, Anadarko Gathering Company (AGC), filed a petition with the KCC to clarify AGC's rights and obligations, if any, related to the payment by first sellers of Kansas ad valorem tax refunds. The refunds at issue relate to sales made by Anadarko Production Company, a PanEnergy affiliate, through facilities known as

                     ANADARKO PETROLEUM CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)


8. Kansas Ad Valorem Tax (continued)

the Cimmaron River System during the time period from 1983 to 1988. AGC purchased the Cimmaron River System from Centana, the successor of Anadarko Production Company, in 1995. The petition, among other things, asks the KCC to determine whether AGC or Anadarko Production Company is responsible for the payment or distribution of refunds received from first sellers to Anadarko Production Company's former customers and requests guidance concerning the disposition of refunds received that are attributable to sales made to Anadarko Production Company customers that did not reimburse Anadarko Production Company for Kansas ad valorem taxes during the relevant time periods. This matter is presently being pursued before the KCC. The KCC is expected to issue its order regarding Anadarko's petition in this matter by May 28, 1999.

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

9. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from Algerian properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. See Additional Factors Affecting Business in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1998 Annual Report on Form 10-K.

Overview of Operating Results

For 1999's first quarter, Anadarko reported a net loss available to common stockholders of $23.1 million, or 19 cents per share (diluted), on $136 million of revenues. The loss reflects a non-cash charge of $20 million before taxes ($13.3 million after taxes) related to its remaining operations in Eritrea as a result of drilling an unsuccessful exploration well. By comparison, during the first quarter of 1998, Anadarko had net income of $7 million, or 6 cents per share (diluted), on $147 million of revenues.

Excluding the foreign impairment, the Company's net loss for the first three months of 1999 was $9.8 million, or 8 cents per share (diluted). In addition to the charge for Eritrea, the Company attributed the decrease in revenues and earnings during 1999's first quarter primarily to significantly lower commodity prices, higher interest expense and preferred stock dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following table shows the Company's volumes and average prices for the three months ended March 31, 1999 and 1998:

                                     Three Months Ended
                                          March 31        % Increase
                                      1999        1998    (Decrease)
Natural gas, Bcf                       44.0        44.0           -
Average daily volumes, MMcf/d           489         489           -
Price per Mcf                        $ 1.59      $ 2.02          (21)

Crude oil and condensate, MBbls       3,968       2,251           76
Average daily volumes, MBbls/d           44          25           76
Price per barrel                     $10.60      $13.02          (19)

Natural gas liquids, MBbls            1,632       1,704           (4)
Average daily volumes, MBbls/d           18          19           (4)
Price per barrel                     $ 8.60      $11.68          (26)

Total Energy Equivalent
  Barrels (MMEEBs)                     12.9        11.3           14

Bcf - billion cubic feet
MBbls - thousand barrels
MBbls/d - thousand barrels per day
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day
MMEEBs - million energy equivalent barrels


Costs and expenses during the first quarter of 1999 (excluding the impairment) were $124.2 million, essentially flat compared to the first quarter of 1998.

Interest expense for the first quarter of 1999 was $18.6 million, an increase of 51% compared to $12.4 million for the first quarter of 1998. The increase was primarily due to higher average borrowings partially offset by lower interest rates in 1999.

Natural Gas Volumes and Prices      In 1999's first quarter, the
Company's natural gas production averaged 489 MMcf/d, level with the same period in 1998. Anadarko's wellhead price for natural gas was $1.59 per Mcf for the first quarter of 1999, off 21% from $2.02 per Mcf a year ago.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices Anadarko's oil production for the first three months of 1999 rose 76% to an average of 44 MBbls/d, up from 25 MBbls/d in 1998's corresponding period. The higher oil production volumes were offset by a 19% decline in 1999's first quarter oil prices. Anadarko's average oil price for the first quarter of 1999 was $10.60 per barrel, compared to $13.02 per barrel a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


During the first three months of 1999, Anadarko's natural gas liquids
(NGLs) sales volumes averaged 18 MBbls/d, a 4% decline compared to 19 MBbls/d in 1998's first quarter. The Company's average price for NGLs was $8.60 per barrel in 1999's first quarter, 26% below an average price of $11.68 per barrel a year ago.

Capital Expenditures, Liquidity and Dividends

During the first quarter of 1999, Anadarko's capital spending
(including capitalized interest and overhead) was $111.8 million compared to $268.1 million in the first quarter of 1998.

The Company believes that cash flows, existing or available credit facilities and access to the public markets will provide the majority of funds to meet its capital and operating requirements for 1999. The Company will continue to evaluate funding alternatives, including property sales and additional borrowing, to secure other funds for capital development.

In March 1999, Anadarko issued $300 million principal amount of 7.20% Debentures due 2029. The proceeds were used to repay floating interest rate debt.

In April 1999, the Company amended its Revolving Credit Agreement and entered into a new 364-Day Credit Agreement. The Revolving Credit Agreement provides for $225 million principal amount and the 364-Day Credit Agreement provides for $285 million principal amount. The Revolving Credit Agreement expires in 2002.

In April 1999, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $1 billion in debt and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.

In May 1999, Anadarko issued 6.25 million shares of common stock. Aggregate proceeds from the offering were approximately $240.5 million after all expenses. Proceeds from the offering were used initially to repay floating interest rate debt. The common stock was issued under the Company's shelf registration statement.

Exploration and Development Activities

During the first quarter of 1999, Anadarko drilled or participated in a total of 55 wells, including 21 oil wells, 21 gas wells and 13 dry holes. This compares to a total of 109 wells in the first quarter of 1998, including 66 oil wells, 32 gas wells and 11 dry holes. Following is a description of activity during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Gulf of Mexico     In the Tanzanite Field (Eugene Island Block 346),
the Company is suspending the No. 2 well after successfully encountering the same main pay zone as the original discovery well. The No. 2 well was originally drilled to the northeast, outside of the known amplitude, but only encountered minimal pay. The well was then sidetracked to the east and encountered salt. Drilling to the south proved successful as the well encountered the main reservoir as expected. Aker Gulf Marine has been selected as the fabricator for the Tanzanite jacket and production platform, and construction is scheduled to start this summer. Anadarko has a 100% working interest in the Field.

The first development well at the sub-salt Hickory (Grand Isle Block
116) discovery has been completed with encouraging results. The Company serves as operator and has a 50% working interest in the Field. Anadarko has proposed to partners that a production platform with the capacity to produce about 300 MMcf/d of gas be built and that a third well be drilled about three miles northeast of the original discovery well.

Offshore activity during the first quarter of 1999 was highlighted by a number of significant recompletion projects. The A-4 well at Matagorda Island Block 623 flowed 25.8 MMcf/d of gas and 328 barrels of condensate per day through a 54/64-inch choke after being recompleted in a new productive sand. Anadarko owns a 37.5% working interest in the BP Amoco-operated block.

At the Phillips-operated Mahogany Platform (Ship Shoal Block 349/359), two development wells were completed in a shallower gas formation above the main "P" sand pay zone and placed on production. The A-8 well flowed 4.5 MMcf/d of gas through a 1/2-inch choke while the A-10 well tested 4.1 MMcf/d of gas from a 1/4-inch choke. In March, the A-1 well was recompleted in the "P" sand interval flowing 8.9 MMcf/d of gas and 2,595 BOPD through a 25/64-inch choke. Gross production from the Mahogany Platform, including volumes from the Agate Field, was 15,800 BOPD and 50 MMcf/d of gas at the end of the first quarter. Anadarko has a 37.5% working interest in the Field.

East Texas' Bossier Play     The success achieved by the Company over
the past two years in the Bossier Sand Play continued in the first quarter of 1999. Two rigs were added during the first quarter giving the Company a total of eight rigs currently operating in the Bossier Play. Gross production from the Dew and Mimms Creek Fields is currently about 55 MMcf/d of gas. Among the most significant completions reported in the first quarter were:
      Eubanks Trust No. 4 (6.8 MMcf/d), 100% Anadarko W.I.
      High A-2 (4.8 MMcf/d), 100% Anadarko W.I.
      McAdams A No. 4 (4.5 MMcf/d), 100% Anadarko W.I.
      McAdams A No. 3 (2.7 MMcf/d), 100% Anadarko W.I.
      H.E. White No. 3 (2.6 MMcf/d), 36% Anadarko W.I.
      Turner A-1 (2.5 MMcf/d), 100% Anadarko W.I.
      Hartley No. 3 (1.1 MMcf/d), 100% Anadarko W.I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


During the first quarter, Anadarko added a compression package to its Dew Gathering system which reduced line pressure from 1,100 psi to about 300 psi. With the addition of 3,800 lease acres in the first quarter, the Company now has about 30,000 acres (gross).

Hugoton Embayment     A 3-D seismic shoot conducted in 1997 that led to
the discovery of a new interval in the Basal Chester formation continued to produce excellent results in the first quarter. The Smith AE-3 well, in the Lorena East Field of Beaver County, Oklahoma, tested 480 BOPD and 180 thousand cubic feet per day of gas. This marks the second oil well discovery (sixth successful well overall) in the Basal Chester formation. The Company has a 100% working interest in the well.

Another significant completion in the first quarter included the Boles B-5 well in the Wideawake Field of Seward County, Kansas. Anadarko owns a 100% working interest in the well which tested 1.7 MMcf/d of gas.

Alaska     First quarter activity in Alaska was concentrated primarily on the North Slope where development of the Alpine Field continues. The first gravel pad has been completed and development drilling has begun from these permanent locations. Overall, the facilities are about 65% complete. To the north of Alpine, two exploration wells have been drilled; however, results have not been made public by the operator.

Construction of production modules for Alpine, underway at Nikiski on the southern coast of Alaska and Corpus Christi, Texas, progressed in the first quarter. First production of 40,000 BOPD (gross) from the Alpine Field is expected to begin in mid-2000, increasing to 70,000 BOPD (gross) in 2001. Anadarko owns a 22% working interest in the ARCO Alaska-operated Field.

Algeria     Development work on several important fields, including
Hassi Berkine South (HBNS), comprised most of the activity in Algeria during the first quarter. The Company also reported a successful development well in the Qoubba Field-since renamed Ourhoud (ORD)-on Block 404. The QB-3 well, in the northwest portion of the Field, came in structurally high. In February, Algeria's Council of Ministers announced the approval of the Exploitation License for ORD.

Under a Production Sharing Agreement (PSA), Anadarko has a 50% interest covering Blocks 404 and 208, 211 and 245 before participation in the exploitation phase by SONATRACH. Anadarko's two partners in this PSA are LASMO Oil (Algeria) Limited and Maersk Olie Algeriet AS. Under the terms of the agreement, liquid hydrocarbons discovered, developed and produced are shared by SONATRACH, Anadarko and its two partners. Under a separate PSA, Anadarko has a 27.5% interest in Blocks 401a and 402a which are operated by BHP Petroleum (Algerie) Inc. The Company's other partners are LASMO and Maersk.

North Atlantic Margin     The first exploration well on Tranche 61
began drilling on April 10. The well is located on Block 214/4 where the water depth is over 5,300 feet. Anadarko has a 7.5% working interest in the well, which is operated by Mobil North Sea Limited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Eritrea     Anadarko's third exploration well offshore Eritrea was
unsuccessful. The Edd No. 1 well was drilled to a total depth of 3,262 meters (10,765 feet) on the Edd Block in the Red Sea. In 1998, the venture drilled two wells on the nearby Zula Block which also were unsuccessful.

In the first quarter of 1999, Anadarko recorded a non-cash charge related to its remaining operations in Eritrea as a result of the dry hole on the Edd Block. Anadarko serves as operator and holds a 50% interest in both the Edd and Zula concessions. The remaining interests are held by Agip Eritrea B.V. with 30% and Burlington Resources Eritrea Limited with 20%.

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

Since 1993, the Company has enhanced its scientific processing capabilities, implemented new business systems and upgraded its network infrastructure. These information systems were purchased from leading suppliers of technology, most of whom are representing their products to be Year 2000 compliant. The Company is in the process of testing third-party hardware and software for compliance, which should be completed by the end of the third quarter 1999. Any necessary replacements of non-compliant computer equipment and software are underway and should also be completed by the end of the third quarter 1999.

Embedded system inventories' assessments for domestic and internal operations have been completed. Remediation and testing are in progress and will be completed by the end of the third quarter of 1999.

The Company is assessing the readiness of its business partners, including joint-venture operators and outside-operated pipeline and processing facilities as well as suppliers of goods and services. Interruptions in these services could disrupt Anadarko's production and delivery of oil, gas and NGLs early in 2000. Analysis and review of key business partners is underway. Natural gas affiliates providing gathering, transportation and processing services are being contacted to determine Year 2000 compliance at inter-connect and sales points. Operations personnel have completed the development of critical vendor and commodities lists. The assessment of the critical suppliers and availability of goods and services is in progress. These efforts should be completed by the end of the second quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Contingency Planning The Company is developing contingency plans to provide business continuity and to address operations, safety and environmental concerns. A model contingency planning guide has been developed. Planning by the individual departments is in progress and expected to be completed by the end of the third quarter of 1999.

Estimated Cost The total cost of testing, remediation and contingency planning is expected to be approximately $5 million, which will be funded by operating cash flows. This estimate does not include the Company's share of potential Year 2000 costs as a result of participation in partnerships in which Anadarko is not the operator. As of March 31, 1999, the Company had spent less than $1 million for the Year 2000 project. These expenditures include costs to establish Year 2000 testing facilities, inventory field automation equipment domestically and internationally, and purchase Year 2000 scanning software. In total, the Company expects to spend $3.5 million to test internal systems, upgrade and replace hardware and software, and complete field automation testing. The remaining $1.5 million is for replacement of any non-compliant field automation equipment discovered during testing, instrumentation consulting services and contingency planning. Anadarko's Year 2000 Program is an on-going process that may result in changes to cost estimates and schedules as testing and business partner assessment progresses.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk


Use of Derivatives     Anadarko produces, purchases and sells natural
gas, crude oil and NGLs. As a result, Anadarko's financial results can be significantly affected by changes in these commodity prices. Anadarko uses derivative financial instruments to hedge the Company's exposure to changes in the market price of natural gas and crude oil, to provide methods to fix the price for natural gas independently of the physical purchase or sale and to manage interest rates. Commodity financial instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. While commodity financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the commodity financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses are recognized in revenues for the periods to which the commodity financial instruments relate. Anadarko's commodity financial instruments currently are comprised of futures, swaps and options contracts.

While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at March 31, 1999 and December 31, 1998 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis, the Company evaluates the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at March 31, 1999 and December 31, 1998 does not have a material adverse effect on the financial position or results of operations of the Company.

The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's interest rate swap agreement. Based upon an analysis, utilizing the actual interest rates in effect as of March 31, 1999 and December 31, 1998 and assuming a 10% increase in interest rates, the potential decrease in the fair value of the derivative interest swap instrument at March 31, 1999 and December 31, 1998 does not have a material effect on the financial position or results of operations of the Company.
                                  18

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

Exhibit                                 Original Filed         File
Number            Description               Exhibit           Number
 3(a)   Restated Certificate of       19(a)(i) to Form 10-Q   1-8968
        Incorporation of Anadarko     for the quarter ended
        Petroleum Corporation,        September 30, 1986
        dated August 28, 1986

 *(b)   Amendment to the Restated
        Certificate of Incorporation
        of Anadarko Petroleum
        Corporation, dated
        April 29, 1999

  (c)   By-laws of Anadarko           3(b) to Form 10-Q       1-8968
        Petroleum Corporation,        for quarter ended
        as amended                    June 30, 1996

*4(a)   Amendment to Revolving
        Credit Agreement, dated
        as of April 15, 1999

 *(b)   364-Day Credit Agreement,
        dated as of April 15, 1999

*12     Computation of Ratios of
        Earnings to Fixed Charges
        and Earnings to Combined
        Fixed Charges and Preferred
        Stock Dividends

*27     Financial Data Schedule

(b)  Reports on Form 8-K

  There were no reports filed on Form 8-K for the three months ended March 31, 1999.

                               SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                              ANADARKO PETROLEUM CORPORATION
                                       (Registrant)




 May 13, 1999                          [MICHAEL E. ROSE]
                              Michael E. Rose - Senior Vice President,
                              Finance and Chief Financial Officer