Form 10-K/A
period 1998-12-31
ANADARKO PETROLEUM CORP
filed 1999-06-22
CIK 773910

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 29, 1999 was $3,246,000,000.

     The number of shares outstanding and entitled to vote of the Company's common stock as of January 29, 1999 is shown below:


            Title of Class   	              Number of Shares Outstanding
Common Stock, par value $0.10 per share	             120,453,338

Part of
Form 10-K	          Documents Incorporated by Reference

Part I	   Portions of the Anadarko Petroleum Corporation 1998 Annual
            Report to Stockholders.
Part III   Portions of the Proxy Statement, dated March 22, 1999,
            for the Annual Meeting of Stockholders of Anadarko
            Petroleum Corporation to be held April 29, 1999.

Anadarko Petroleum Corporation amends its Annual Report on Form 10-K for the year ended December 31, 1998 to include the following exhibits:

Part IV

Item 14. Exhibits and Reports on Form 8-K

Exhibit
Number 		        Description

23           Consent of KPMG LLP
99(b)        Anadarko Employee Savings Plan Form 11-K for the year ended
               December 31, 1998

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              		ANADARKO PETROLEUM CORPORATION
                                                 (Registrant)



June 21, 1999	                               [MICHAEL E. ROSE]
	                             	Michael E. Rose - Senior Vice President,
                                        Finance and Chief Financial Officer