Form 10-Q
period 1999-06-30
ANADARKO PETROLEUM CORP
filed 1999-08-12
CIK 773910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended June 30, 1999
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

     The number of shares outstanding and entitled to vote of the Company's common stock as of July 30, 1999 is shown below:

                                               Number of Shares
                Title of Class                   Outstanding

     Common Stock, par value $0.10 per share     127,418,936




                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                               Three Months Ended   Six Months Ended
thousands except                     June 30             June 30
  per share amounts              1999       1998     1999      1998
Revenues
Gas sales                      $ 83,806  $ 87,671  $161,646  $181,190
Oil and condensate sales         58,061    31,581   101,641    62,979
Natural gas liquids and other    19,652    18,274    34,596    40,358
Total                           161,519   137,526   297,883   284,527

Cost and Expenses
Operating expenses               34,440    38,649    68,496    78,906
Administrative and general       23,195    21,722    47,604    42,964
Depreciation, depletion and
  amortization                   53,938    48,387   110,462    99,724
Other taxes                       8,524     8,486    17,757    19,316
Impairments related to
  international properties          ---       ---    20,000       ---
Total                           120,097   117,244   264,319   240,910

Operating Income                 41,422    20,282    33,564    43,617

Interest Expense                 18,504    13,778    37,142    26,136

Income (Loss) Before             22,918     6,504    (3,578)   17,481
  Income Taxes

Income Taxes                     12,226     2,163     6,085     6,125

Net Income (Loss)              $ 10,692  $  4,341  $ (9,663) $ 11,356

Preferred Stock Dividends         2,730     1,638     5,460     1,638

Net Income (Loss) Available
  to Common Stockholders       $  7,962  $  2,703  $(15,123) $  9,718

Per Common Share
Net income (loss) - basic      $   0.06  $   0.02  $  (0.12) $   0.08
Net income (loss) - diluted    $   0.06  $   0.02  $  (0.12) $   0.08
Dividends                      $   0.05  $   0.05  $   0.10  $ 0.0875
Average Number of Common
  Shares Outstanding            125,255   120,049   122,874   119,942

     See accompanying notes to consolidated financial statements.
                                   2

Item 1.  Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                                             June 30,   December 31,
thousands                                      1999         1998
ASSETS
Current Assets
Cash and cash equivalents                   $   16,861    $   17,008
Accounts receivable                            183,709       181,491
Inventories                                     30,175        25,860
Prepaid expenses                                 3,180         5,569
Total                                          233,925       229,928

Properties and Equipment
Original cost                                5,598,854     5,488,721
Less accumulated depreciation, depletion
  and amortization                           2,194,827     2,107,183
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                 3,404,027     3,381,538

Deferred Charges                                52,654        21,524

                                            $3,690,606    $3,632,990





















     See accompanying notes to consolidated financial statements.
                                   3

Item 1.  Financial Statements (continued)

                     ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED BALANCE SHEET (continued)
                              (Unaudited)

                                               June 30,  December 31,
thousands                                        1999        1998
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                            $  174,012   $  227,988
  Banks                                          12,381       26,723
Accrued expenses
  Interest                                       19,853       15,210
  Taxes and other                                16,360       18,805
Total                                           222,606      288,726

Long-term Debt                                1,305,805    1,425,392

Deferred Credits
Deferred income taxes                           524,899      522,953
Other                                           144,505      136,463
Total                                           669,404      659,416

Stockholders' Equity
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000
  shares issued as of June 30, 1999
  and December 31, 1998)                        200,000      200,000
Common stock, par value $0.10
  (300,000,000 shares authorized,
  129,408,296 and 122,436,712 shares issued
  as of June 30, 1999 and December 31,
  1998, respectively)                            12,941       12,244
Paid-in capital                                 634,090      361,390
Retained earnings (as of June 30, 1999,
  retained earnings was not restricted as
  to the payment of dividends)                  729,450      756,971
Deferred compensation                            (9,565)      (9,461)
Executives and Directors Benefits Trust,
  at market value (2,000,000 shares as of
  June 30, 1999 and December 31, 1998)          (74,125)     (61,688)
Treasury stock (0 and 20 shares as of
  June 30, 1999 and December 31, 1998,
  respectively)                                     ---          ---
Total                                         1,492,791    1,259,456

                                             $3,690,606   $3,632,990


      See accompanying notes to consolidated financial statements.
                                  4

Item 1.  Financial Statements (continued)

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                  Six Months Ended
                                                     June 30
thousands                                        1999         1998
Cash Flow from Operating Activities
Net income (loss)                              $ (9,663)   $ 11,356
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation, depletion and amortization    110,462      99,724
    Amortization of restricted stock                715         574
    Deferred U.S. income taxes                   (5,353)      5,918
    Impairments of international properties      20,000         ---
                                                116,161     117,572
    (Increase) decrease in accounts receivable   (2,218)     23,740
    Increase in inventories                      (4,315)     (1,299)
    Decrease in accounts payable - trade and
      other and accrued expenses                (51,778)    (29,730)
    Other items - net                           (10,643)     (3,095)
Net cash provided by operating activities        47,207     107,188

Cash Flow from Investing Activities
Additions to properties and equipment          (261,024)   (467,745)
Sales and retirements of properties
  and equipment                                 102,678       5,253
Proceeds from the sale of assets to be
  leased, net                                     3,777         ---
Net cash used in investing activities          (154,569)   (462,492)

Cash Flow from Financing Activities
Additions to debt                               300,000     283,693
Retirements of debt                            (419,587)   (100,000)
Issuance of preferred stock                         ---     195,809
Issuance of common stock                        259,002       7,206
Increase (decrease) in accounts payable,
  banks                                         (14,342)      1,531
Dividends paid                                  (17,858)    (12,162)
Purchase of treasury stock                          ---          (1)
Net cash provided by financing activities       107,215     376,076

Net Increase (Decrease) in Cash
  and Cash Equivalents                             (147)     20,772

Cash and Cash Equivalents at Beginning
  of Period                                      17,008       8,907

Cash and Cash Equivalents at End of Period     $ 16,861    $ 29,679

     See accompanying notes to consolidated financial statements.
                                   5

Item 1.  Financial Statements (continued)

                 ANADARKO PETROLEUM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


1.  Summary of Accounting Policies

General     Anadarko Petroleum Corporation is engaged in the
exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are:
Anadarko Algeria Corporation, Anadarko Energy Services Company and Anadarko Gathering Company.

2.  Inventories     Materials and supplies and natural gas inventory
are stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average-cost method. Oil inventory is stated at market value. The major classes of inventories are as follows:

                                          June 30,     December 31,
thousands                                   1999           1998
Materials and supplies                     $15,212         $20,231
Natural gas, stored in inventory             8,512           1,813
Oil, stored in inventory                     6,451           3,816
                                           $30,175         $25,860

3.  Properties and Equipment     Oil and gas properties include costs
of $335,722,000 and $353,647,000 at June 30, 1999 and December 31,
1998, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.  Long-term Debt     A summary of long-term debt follows:

                                          June 30,     December 31,
thousands                                   1999           1998
Commercial Paper                         $  180,805     $  367,892
Notes Payable, Banks                         25,000        257,500
8 1/4% Notes due 2001                       100,000        100,000
6 3/4% Notes due 2003                       100,000        100,000
5 7/8% Notes due 2003                       100,000        100,000
7 1/4% Debentures due 2025                  100,000        100,000
7% Debentures due 2027                      100,000        100,000
6.625% Debentures due 2028                  100,000        100,000
7.20% Debentures due 2029                   300,000            ---
7.73% Debentures due 2096                   100,000        100,000
7 1/4% Debentures due 2096                  100,000        100,000
                                         $1,305,805     $1,425,392

                                    6

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

5.  Preferred Stock    In the first and second quarters of 1999,
dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock. In the second quarter of 1998, dividends of $8.19 per share (equivalent to $0.819 per Depositary Share) were paid to holders of preferred stock. The
Company's preferred stock was issued in May 1998.

6.  Common Stock    Under the most restrictive provisions of the
Company's credit agreements, which limit the payment of dividends, retained earnings of $729,450,000 and $609,456,000 were not restricted as to the payment of dividends at June 30, 1999 and December 31, 1998, respectively.

The Company's basic earnings per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method.
                                   7

Item 1.   Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)

6.  Common Stock (continued)

The reconciliation between basic and diluted EPS is as follows:

                               Three Months Ended         Three Months Ended
                                 June 30, 1999              June 30, 1998
thousands except                            Per Share                Per Share
per share amounts            Income   Shares  Amount   Income  Shares  Amount
Basic EPS
Income available
  to common stockholders     $ 7,962  125,255  $0.06   $2,703  120,049  $0.02
Effect of dilutive
  stock options                   --    1,113              --      945
Diluted EPS
Income available
  to common stockholders
  plus assumed conversion    $ 7,962  126,368  $0.06   $2,703  120,994  $0.02

                                 Six Months Ended         Six Months Ended
                                   June 30, 1999            June 30, 1998
thousands except                             Per Share               Per Share
per share amounts             Loss    Shares   Amount   Income  Shares  Amount
Basic EPS
Income (loss) available
  to common stockholders    $(15,123) 122,874  $(0.12)  $9,718 119,942  $0.08
Effect of dilutive
  stock options                   --       --               --     821
Diluted EPS
Income (loss) available
  to common stockholders
  plus assumed conversion   $(15,123) 122,874  $(0.12)  $9,718 120,763  $0.08

For the six months ended June 30, 1999, there were 556,000 common stock equivalents related to outstanding stock options that were excluded from the computation of diluted EPS, since they had an anti-dilutive effect. For both the three and six months ended June 30, 1998, options for 3,206,000 shares of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods.

In May 1999, Anadarko issued 6,250,000 shares of common stock.
Aggregate proceeds from the offering were approximately $240,500,000 after all expenses. Proceeds from the offering were used initially to repay floating interest rate debt. The common stock was issued under the Company's shelf registration statement.
                                   8

Item 1.   Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


7.  Statement of Cash Flows Supplemental Information     The amounts of
cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                  Six Months Ended
                                                      June 30
thousands                                           1999     1998
Interest                                          $33,275  $26,215
Income taxes                                      $  (187) $(6,516)

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

Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $44,400,000 (pretax) as of June 30, 1999.

FERC Proceedings     Depending on future FERC orders, the Company
could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy) pending further potential review by FERC or the courts.

PanEnergy Litigation On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pretax) and, if the petition for

Item 1.  Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8.  Kansas Ad Valorem Tax (continued)

adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $28,700,000 (pretax) as of June 30, 1999. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pretax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 17, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction.

FERC Order of October 13, 1998     On October 13, 1998, FERC issued a
final order on Anadarko's complaint. The order declares that Anadarko Production Company (now an affiliate of Duke Energy) is responsible as first seller for making refunds of Kansas ad valorem tax reimbursements collected from 1983 through August 1, 1985. The Company estimates this amount to be as much as $26,000,000. The Company is responsible to make refunds for reimbursements it collected as first seller from August 1, 1985 through 1988. The Company estimates this amount to be as much as $16,000,000. The FERC order states that whether Anadarko Production Company or the Company is entitled to reimbursement from another party for the refunds ordered is a matter to be pursued in an appropriate judicial forum. On January 15, 1999, FERC issued an order denying a request for rehearing filed by PanEnergy and reaffirming the October 1998 order. FERC may, in the near future, issue an order based upon the above allocation regarding when the refunds must be paid and the specific refund amount. The issue of reimbursement will now be pursued in U.S. District Court. On April 16, 1999, the U.S. District Court ordered the parties to mediation. The mediation is currently scheduled for August 25, 1999. The Court has also set the matter for trial on the May/June 2000 trial term.

Kansas Corporation Commission (KCC) Proceeding     On April 30, 1998,
the Company's subsidiary, Anadarko Gathering Company (AGC), filed a petition with the KCC to clarify AGC's rights and obligations, if any, related to the payment by first sellers of Kansas ad valorem tax refunds. The refunds at issue relate to sales made by Anadarko Production Company, a PanEnergy affiliate, through facilities known as the Cimmaron River System during the time period from 1983 to 1988. AGC purchased the Cimmaron River System from Centana, the successor of Anadarko Production Company, in 1995. The petition, among other things, asks the KCC to determine whether AGC or Anadarko Production Company is responsible for the payment or distribution of refunds received from first sellers to Anadarko Production Company's former customers and requests guidance concerning the disposition of refunds

Item 1.  Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8. Kansas Ad Valorem Tax (continued)

received that are attributable to sales made to Anadarko Production Company customers that did not reimburse Anadarko Production Company for Kansas ad valorem taxes during the relevant time periods. This matter is presently being pursued before the KCC. On June 1, 1999, the KCC entered an order approving the plan proposed by AGC. Under this order, after the conclusion of all litigation related to Kansas ad valorem tax proceedings, "AGC shall be authorized to deduct from the amounts of refunds due for the period from 1986 to and through 1988 all amounts shown not to have been collected by AGC's predecessor in interest, Centana Energy Corporation by year, for the period from 1986 through 1988." The order is now final.

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

9. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of June 30, 1999 and December 31, 1998, the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.




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

Overview of Operating Results

For 1999's second quarter, Anadarko had net income available to common stockholders of $8 million, or 6 cents per share (diluted), on $161.5 million of revenues. By comparison, during the same period in 1998, the Company had net income of $2.7 million, or 2 cents per share, on $137.5 million of revenues. The higher earnings in the second quarter of 1999, compared to the second quarter of 1998, were due to increased crude oil prices and production volumes.

For 1999's first half, Anadarko had a net loss available to common stockholders of $15.1 million, or 12 cents per share (diluted), on $297.9 million of revenues. The loss reflects a non-cash charge in the first quarter of 1999 of $20 million before taxes ($13 million after taxes) related to the remaining operations in the Company's Eritrean exploration program. During the first half of 1998, Anadarko had net income of $9.7 million, or 8 cents per share (diluted), on $284.5 million of revenues.

Excluding the foreign impairment, the Company's net loss available to common stockholders for the first half of 1999 was $2.1 million, or two cents per share (diluted). In addition to the charge for Eritrea, the earnings for the first six months of 1999, compared to the same period in 1998, were affected by lower natural gas prices, higher interest expense and preferred stock dividends, partially offset by higher oil production volumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following table shows the Company's volumes and average prices for the three and six months ended June 30, 1999 and 1998:

                             Three Months Ended    Six Months Ended
                                    June 30              June 30
                               1999        1998       1999      1998
Natural gas
  Bcf                           41.9        42.2       86.0     86.2
  MMcf/d                         461         463        475      476
  Price per Mcf                $1.95       $1.98      $1.77    $2.00

Crude oil and condensate
 United States
  MBbls                        2,167       2,559      4,491    4,811
  MBbls/d                         24          28         25       27
  Price per barrel            $14.65      $11.50     $12.20   $12.21

 Algeria
  MBbls                        1,647         121      3,291      121
  MBbls/d                         18           1         18        1
  Price per barrel            $15.38      $12.25     $13.48   $12.25

 Total
  MBbls                        3,814       2,680      7,782    4,932
  MBbls/d                         42          29         43       28
  Price per barrel            $14.97      $11.54     $12.74   $12.21

Natural gas liquids
  MBbls                        1,530       1,569      3,162    3,273
  MBbls/d                         17          17         17       18
  Price per barrel            $11.91      $10.90     $10.20   $11.31


Total Energy Equivalent
  Barrels (MMEEBs)              12.3        11.3       25.3     22.6

___________

Bcf - billion cubic feet
MBbls - thousand barrels
MBbls/d - thousand barrels per day
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day
MMEEBs - million energy equivalent barrels

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Costs and expenses during the second quarter of 1999 were $120.1 million, an increase of 2% compared to $117.2 million for the second quarter of 1998. For the first six months of 1999, costs and expenses excluding the impairment totaled $244.3 million, an increase of 1% compared to $240.9 million for the first six months of 1998. The increase for both periods is primarily due to higher depreciation, depletion and amortization expense related to the increase in production volumes and higher administrative and general expenses associated with the Company's growing workforce, partly offset by lower operating expenses.

Interest expense for the second quarter of 1999 increased 34% to $18.5 million compared to $13.8 million for the second quarter of 1998. For the first six months of 1999, interest expense was $37.1 million, an increase of 42% compared to $26.1 million for the same period of 1998. The increases in interest expense are primarily due to higher levels of long-term debt in 1999 compared to 1998.

Natural Gas Volumes and Prices     In 1999's second quarter, Anadarko's
natural gas production averaged 461 MMcf/d, essentially level with the same period in 1998. The Company's wellhead price for natural gas was $1.95 per Mcf for the second quarter of 1999, off slightly from $1.98 per Mcf a year ago.

In 1999's first six months, Anadarko's natural gas production averaged 475 MMcf/d, level with the same period in 1998. The Company's wellhead price for natural gas was $1.77 per Mcf for the first half of 1999, off 12% from $2.00 per Mcf a year ago.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices
The Company's average oil price for the second quarter of 1999 was $14.97 per barrel, up 30% from $11.54 per barrel a year ago. In the second quarter of 1999, Anadarko's oil production rose 42% to an average of 42 MBbls/d, up from 29 MBbls/d in 1998's corresponding period. The increase in volume was driven by oil production from the Company's operations in Algeria, which came onstream in May 1998.

Anadarko's oil production for the first six months of 1999 rose 58% to an average of 43 MBbls/d, up from 28 MBbls/d in 1998's corresponding period. The Company's average oil price for the first half of 1999 was $12.74 per barrel, up 4% from $12.21 per barrel a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


During the second quarter of 1999, Anadarko's natural gas liquids
(NGLs) sales volumes averaged 17 MBbls/d, level with 1998's corresponding period. The Company's average price for NGLs was $11.91 per barrel in 1999's second quarter, a 9% increase from $10.90 per barrel a year ago.

During the first six months of 1999, Anadarko's NGLs sales volumes averaged 17 MBbls/d, down 3% from 18 MBbls/d in 1998's corresponding period. The Company's average price for NGLs was $10.20 per barrel in 1999's first half, 10% below an average price of $11.31 per barrel a year ago.

Capital Expenditures, Liquidity and Dividends

During the first six months of 1999, Anadarko's capital spending
(including capitalized interest and overhead) was $261.0 million compared to $467.7 million in the same period of 1998.

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

Anadarko increased its capital budget for 1999 from $410 million to $650 million. The largest portion of the Company's capital budget increase will be spent on development. The $197 million originally earmarked for this category has increased about 80% to $353 million to cover projects in the Gulf of Mexico, East Texas and Alaska. It also reflects the decision not to pursue an off balance sheet financing arrangement for the Tanzanite and Hickory development projects. The Company increased exploration spending from $97 million to $171 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The Company believes that the equity issue along with cash flow and proceeds from asset sales will provide the majority of funds to meet Anadarko's capital and operating requirements for 1999.


Exploration and Development Activities

During the second quarter of 1999, Anadarko participated in a total of 29 wells, including 3 oil wells, 22 gas wells and 4 dry holes. This compares to a total of 95 wells, including 49 oil wells, 34 gas wells and 12 dry holes during the second quarter of 1998.

For the first six months of 1999, Anadarko participated in a total of 84 wells, including 24 oil wells, 43 gas wells and 17 dry holes. This compares to a total of 204 wells, including 115 oil wells, 66 gas wells and 23 dry holes during the first six months of 1998.

Following is a description of activity during the first half of 1999.

Gulf of Mexico     At the end of July, delineation of the Tanzanite
Field (Eugene Island Block 346) continued with the No. 4 well drilling. Based on the results of wells drilled to date - including sidetracks - the Company believes that the amplitude of the No. 1 discovery well, is now mapped differently from initial interpretations. Additional drilling and seismic processing will be required to further delineate the field.

Following are the Tanzanite well results:

     No. 1 - 617 feet of pay in six zones; wellbore saved as future producer
     No. 2 - wellbore inadvertently sidetracked before reaching objective section
     No. 2 (sidetrack 1) - 31 feet of potential productive sands;
       wellbore plugged and abandoned (P&A)
     No. 2 (sidetrack 2) - dry hole, drilled into salt; wellbore P&A No. 2 (sidetrack 3) - 393 feet of pay in two zones; wellbore saved as future producer
     No. 3 - 230 feet of potential productive sand in four zones;
       wellbore P&A
     No. 3 (sidetrack 1) - 158 feet of potential productive sand in one zone; wellbore lost due to stuck pipe
     No. 3 (sidetrack 2) - 40 feet of potential productive sand in one zone; wellbore P&A
     No. 4 - currently drilling in salt

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Construction of the Tanzanite jacket and deck began during the second quarter and is being fabricated by Aker Gulf Marine. The platform will have a capacity of 200 MMcf/d of gas and 15 thousand barrels of oil per day (MBOPD); however, the deck is designed to handle more equipment so capacity figures may change before first production, which is expected to begin in the second half of 2000. Anadarko has a 100% working interest in the Tanzanite Field.

Anadarko has received partner approval for the construction of the Hickory production platform with the capacity to produce 300 MMcf/d of gas and 15 MBOPD. Gulf Island Fabrication, based in Houma, Louisiana, has been awarded the construction contract.

The Company is encouraged by initial results of the first development well from the Hickory discovery (Grand Isle 116) and evaluation continues. Anadarko serves as operator of the Hickory Field and has a 50% working interest. First production is scheduled for the second half of 2000.

In July, Anadarko announced that it has signed an agreement with Texaco Exploration and Production Inc., a wholly-owned subsidiary of Texaco Inc. for an exploration program in the Gulf of Mexico's sub-salt play. As part of the agreement, Anadarko will acquire rights to future exploration at certain depths on 82 lease blocks offshore Louisiana. The tracts cover approximately 400,000 acres (gross) and range in water depths from 85 to 2,400 feet. Anadarko's working interests in new prospects that it identifies and drills will vary depending on current Texaco partners. Texaco has an average working interest of 50% in the 82 blocks, which are subject to agreement.

Other sub-salt activity during the first half of 1999 included the commencement of drilling at the Garnet (East Cameron 347) and Moonstone (South Marsh Island 196) prospects. Anadarko has a 100% working interest in both wells.

Conventional activity in the Gulf of Mexico during the first half of the year was highlighted by a number of significant recompletions. At the East Cameron 157 platform, the A-1 well was recompleted from the Rob E-2 interval to the Rob E-1 interval and tested 6.1 MMcf/d of gas and 157 barrels of condensate per day (BCPD). Anadarko has a 100% working interest in the well. Two successful recompletion projects also took place at the Matagorda Island 587 platform during the second quarter. The A-2 well was recompleted to the RM-1 sand and flowed 6.5 MMcf/d of gas while the A-3 well, also recompleted in the RM-1 sand, tested 5.4 MMcf/d of gas. The Company owns a 36.1% working interest in Matagorda Island 587.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Also during the second quarter, the A-3 well at Vermilion Block 78, offshore Louisiana, tested 2.5 MMcf/d of gas and 307 BCPD after being recompleted from the Text L-2 interval to the CIB Carst Zone. The
Company has a 37.5% working interest in the well.

At the Phillips-operated Mahogany Platform (Ship Shoal Block 349/359), two development wells were recompleted in a shallower gas formation above the main "P" sand pay zone and placed on production. The A-8 well flowed 4.5 MMcf/d of gas through a 1/2-inch choke while the A-10 well tested 4.1 MMcf/d of gas from a 1/4-inch choke. Gross production from the Mahogany platform at the end of June was 17.4 MMcf/d of gas and 9,300 barrels of oil per day (BOPD). Production was down from the first quarter due to the well at Agate going off production due to sand problems. An updip location is currently being evaluated. Anadarko has a 37.5% working interest in the Mahogany Field and a 50% working interest in the Agate Field.

East Texas' Bossier Sand Play     Activity in Anadarko's second-
largest onshore gas field continued at a strong pace in the second quarter of 1999 as two rigs were added to the Company's drilling operations in Freestone County, Texas bringing to 10 the number of rigs that are currently running. In the past three years, Anadarko has drilled more than 90 wells in the Bossier Sand Play and in the process achieved a success rate above 90%. Gross production from the Dew and Mimms Creek Fields is currently about 85 MMcf/d of gas. During the first half of 1999, the Company added a compression package to its Dew Gathering System, which reduced line pressure from 1,100 psi to about 350 psi. Anadarko currently owns nearly 40,000 acres (gross) in the Bossier Play.

Some of the most significant completions in the first half of 1999 include:

       Lane A-1R (7.7 MMcf/d), 100% Anadarko working interest (W.I.) Eubanks Trust No. 4 (6.8 MMcf/d), 100% Anadarko W.I.
       High A-5 (5.1 MMcf/d), 100% Anadarko W.I.
       High A-2 (4.8 MMcf/d), 100% Anadarko W.I.
       B.K. Johnson B-2 (4.6 MMcf/d), 79.6% Anadarko W.I.
       McAdams A No. 4 (4.5 MMcf/d), 100% Anadarko W.I.
       Lancaster A-4 (4.0 MMcf/d), 100% Anadarko W.I.
       High A-1 (3.8 MMcf/d), 100% Anadarko W.I.
       B.K. Johnson A-3 (3.6 MMcf/d), 79.2% Anadarko W.I.
       Black A-8 (3.5 MMcf/d), 100% Anadarko W.I.
       Black A-7 (3.2 MMcf/d), 100% Anadarko W.I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Hugoton Embayment During the second quarter of 1999, the Company reported the completion of the Anadarko B-2 well in the Simmons Field of Morton County, Kansas. Anadarko owns a 100% working interest in the well which is currently flowing 7.2 MMcf/d of gas and 10 BCPD.

A successful deep recompletion project in the Eubank Field of Haskell County, Kansas increased production from the Gregg F-7 well from 40 thousand cubic feet per day (Mcf/d) of gas to 766 Mcf/d of gas.
Anadarko has a 100% working interest in the well which was recompleted in the Marmaton and Kansas City formations.

A 3-D seismic shoot conducted in 1997 that led to the discovery of a new interval in the Basal Chester formation continued to produce excellent results through the first half of 1999. The Smith AE-3 well, in the Lorena East Field of Beaver County, Oklahoma, tested 480 BOPD and 180 Mcf/d of gas. This marks the second oil well discovery (sixth successful well overall) in the Basal Chester formation. The Company has a 100% working interest in the well.

Permian Basin     A successful recompletion in the Morrow formation
during the second quarter increased production at the Arnold Federal Com No. 1 well in Eddy County, New Mexico from 30 Mcf/d of gas to 5,100 Mcf/d of gas. Anadarko owns an 83.7% working interest in the well, which is located in the Cedar Breaks Field.

Alaska     Activity during the first half of 1999 was focused primarily on the North Slope where development of the Alpine Field continues. Development drilling is underway from the first of two permanent gravel pad locations, with the remaining facilities about 80% complete. Production modules, which had been under construction at fabrication yards in Nikiski on Alaska's southern coast and Corpus Christi, Texas for the past 16 months, are now en route to the North Slope. First production of 40 MBOPD (gross) from the Alpine Field is expected to begin in the third quarter of 2000, increasing to 70 MBOPD (gross) in 2001. Anadarko owns a 22% working interest in the ARCO Alaska-operated field.

In July 1999, Anadarko and partner ARCO Alaska announced an oil discovery that could become the first satellite field to Alpine. The Fiord No. 5 well encountered a 60-foot vertical section of oil-bearing sand in a Jurassic-aged reservoir and a 15-foot vertical section of oil-bearing sand in the Kuparuk formation. The Jurassic interval tested 1.4 MBOPD of 29 degree API gravity oil and 650 Mcf/d of gas after being fracture stimulated. A subsequent combined flow test of the Jurassic and unstimulated Kuparuk reservoir yielded 2.5 MBOPD of 30 degree API gravity oil and 1.2 MMcf/d of gas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The Fiord No. 4 well, two miles northeast of the No. 5 well, also encountered an oil-bearing Jurassic reservoir. Plans for further delineation and development of the field are under evaluation. ARCO Alaska (operator) has a 78% working interest in the Fiord Field with Anadarko owning the remaining 22%.

Anadarko strengthened its North Slope acreage position during the second quarter by acquiring 99 blocks in the National Petroleum Reserve-Alaska lease sale held in May 1999. The Company joined forces with ARCO Alaska on 92 of the tracts and bid alone on the remaining seven. Overall, Anadarko invested $16.5 million (net) to acquire more than 628,000 gross lease acres-almost doubling the 676,000 acres (gross) of state, federal and fee lands in Alaska where Anadarko held interests prior to the sale. Anadarko acquired an interest in more blocks than any other bidder participating in the sale.

In addition, Anadarko has exploration rights to 3.3 million acres in the Foothills region of Alaska as a result of an agreement with the Arctic Slope Regional Corporation. Anadarko now has access to more acreage than any other oil company operating in Alaska.

Algeria     In July, Anadarko and partner LASMO plc sold their non-
operated interests in Blocks 401a and 402a to Agip Algeria Exploration B.V. The $127 million agreement ($84.7 million net to Anadarko) covers contract areas operated by BHP that contain several previously announced oil discoveries. The sale allows Anadarko, which had a 27.5% interest in the contract area, to capture the value of non-operated properties and use the proceeds to develop its primary Algerian operating areas on Blocks 404 and 208. The agreement is subject to SONATRACH's preferential right to purchase as well as the approval of state authorities in Algeria.

The focus of the Company's activities in Algeria during the first half of 1999 was on continued development of several important fields, including Hassi Berkine South (HBNS) where 8 development wells were drilled and planning of Stage II production facilities continued. A letter of intent was signed June 30 to award the construction of Stage II production facilities to Brown & Root Condor. Other highlights from the first six months include positive development drilling results in the Ourhroud (ORD) Field. The QB-3 well in the northwest portion of the field (Block 404) came in structurally high to expectations, indicating significantly higher reserve potential in the Anadarko block and for the field overall. Development drilling continues. The Exploitation License for ORD was issued in April by the Government of Algeria and preparations are continuing for the invitation to tender for surface facility construction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko anticipates that oil production from Algeria may be limited until about November 1 as a result of a seal failure in a gas injection turbine which occurred in July. The gas injection turbine is used to reinject natural gas back into the reservoir. Gross production for July averaged about 21 MBOPD compared to the 53.6 MBOPD in the second quarter 1999.

Tunisia      As part of a farmin agreement with Ampolex (Tunisia) Pty
Limited, a subsidiary of Mobil, Anadarko acquired a 33.3% interest in the 1.4 million acre Anaguid Permit in Tunisia. The block, now in its second exploration term, is operated by COHO Anaguid Inc. The other partner in the block is Bligh Tunisia Inc. ETAP, the Tunisian national oil company, has the option to participate for 50% of any development activity. Currently, the AMG No. 1 well is drilling. The transfer of the interest from Ampolex to Anadarko is subject to approval by the Tunisian government.


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

Since 1993, the Company has enhanced its scientific processing capabilities, implemented new business systems and upgraded its network infrastructure. These information systems were purchased from leading suppliers of technology, most of whom are representing their products to be Year 2000 compliant. The Company is about 80% complete in testing third-party hardware and software for compliance. This testing should be completed by the end of the third quarter 1999. Any necessary replacements of non-compliant computer equipment and software are underway and should also be completed by the end of the third quarter 1999.

Assessment and remediation of critical embedded systems in domestic and international operations is 100% complete.

The Company is assessing the readiness of its business partners, including joint-venture operators and outside-operated pipeline and processing facilities as well as suppliers of goods and services. Interruptions in these services could disrupt Anadarko's production and delivery of oil, gas and NGLs early in 2000. Analysis and review

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


of key business partners is underway. Natural gas affiliates providing gathering, transportation and processing services are being contacted to determine Year 2000 compliance at inter-connect and sales points. The assessment of the critical suppliers and availability of goods and services is 100% complete for U.S. operations. By the end of the third quarter 1999, assessment of critical international suppliers and service providers should be completed.

Business Contingency Planning The Company is developing contingency plans to provide business continuity and to address operations, safety and environmental concerns. Planning by the individual departments is in progress and expected to be completed by the end of the third quarter of 1999.

Estimated Cost The total cost of testing, remediation and business contingency planning is expected to be less than $5 million, which will be funded by operating cash flows. This estimate does not include the Company's share of potential Year 2000 costs as a result of participation in partnerships in which Anadarko is not the operator.
As of June 30, 1999, the Company had spent less than $2 million for the Year 2000 project. These expenditures include costs to establish Year 2000 testing facilities, inventory, assess and remediate field automation equipment domestically and internationally, purchase Year 2000 scanning software, and upgrade infrastructure and desktop equipment. In total, the Company expects to spend less than $3.5 million to test internal systems, upgrade and replace hardware and software, including field automation equipment. The remaining $1.5 million is for consulting services and contingency planning.
Anadarko's Year 2000 Program is an on-going process that may result in changes to cost estimates and schedules as testing and business partner assessment progresses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Changes in Accounting Principles

Accounting for Derivatives     Statement of Financial Accounting
Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities", provides guidance for accounting for derivative instruments and hedging activities. In July 1999, SFAS No. 137 "Deferring Statement 133's Effective Date", was issued which delays the effective date for one year, to fiscal years beginning after June 15, 2000. The Company has not yet completed an evaluation of the impact of the provisions of SFAS No. 133.





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

While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at June 30, 1999 and December 31, 1998 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis, the Company evaluates the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at June 30, 1999 and December 31, 1998 does not have a material adverse effect on the financial position or results of operations of the Company.

The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's interest rate swap agreement. Based upon an analysis, utilizing the actual interest rates in effect as of June 30, 1999 and December 31, 1998 and assuming a 10% increase in interest rates, the potential decrease in the fair value of the derivative interest swap instrument at June 30, 1999 and December 31, 1998 does not have a material effect on the financial position or results of operations of the Company.


                     Part II.   OTHER INFORMATION


Item 1. Legal Proceedings

Kansas Ad Valorem Tax    See Note 8 of the Notes to Consolidated
Financial Statements under Part I. Financial Information of this Form
10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

(a)  On April 29, 1999 the Company held its Annual Stockholders'
     Meeting.

(b) Messrs. Ronald Brown, John R. Butler, Jr. and John R. Gordon were re-elected as Class I directors to serve for a term of three years. Messrs. Conrad P. Albert, Robert J. Allison, Jr. and John N. Seitz will continue to serve as Class II directors and Messrs. Larry Barcus and James L. Bryan will continue to serve as Class III directors.

     Mr. Ronald Brown was re-elected with 89,652,526 votes for and 17,109,547 votes withheld. Mr. John R. Butler, Jr. was re-elected with 89,674,849 votes for and 17,087,224 votes withheld. Mr. John
     R. Gordon was re-elected with 89,655,185 votes for and 17,106,888 votes withheld.

(c)  The stockholders approved the 1999 Stock Incentive Plan (the
     Plan). The purpose of the Plan is to promote the interests of the Company and its stockholders by (i) attracting and retaining employees; (ii) motivating employees by means of performance-related incentives to achieve longer-range performance goals; and
     (iii) enabling employees to participate in the long-term growth and financial success of the Company. At the discretion of the Compensation and Benefits Committee, any employee of the Company or its affiliates may be granted an award under the Plan. A total of 89,722,623 shares of common stock voted for the Plan, 16,701,994 shares of common stock voted against the Plan and 133,891 shares of common stock abstained.

(d) The stockholders approved the performance criteria under and amendment to the Annual Incentive Bonus Plan (Incentive Plan). For each calendar year, the Compensation and Benefits Committee establishes, in writing, the performance goals, the specific performance criteria and the performance target or range of targets to measure satisfaction of the performance goals. One or more of the following performance criteria will be used to establish the performance goals: (i) cost of finding of energy equivalent barrels;
     (ii) reserve replacement; (iii) cash flow; (iv) net income; and (v) stock price performance. The amendment to the Incentive Plan increased the maximum bonus amount

Item 4.  Submissions of Matters to a Vote of Security
           Holders (continued)

     that could be paid to any individual for any calendar year under the Incentive Plan to $3 million. A total of 104,349,096 shares of common stock voted for the amendment, 2,258,022 shares of common stock voted against the amendment and 154,452 shares of common stock abstained.

(e) The stockholders approved an amendment to the Restated Certificate of Incorporation. The amendment increased the number of authorized shares of common stock to 300,000,000. A total of 104,189,971 shares of common stock voted for the amendment, 2,441,207 shares of common stock voted against the amendment and 130,860 shares of common stock abstained.




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

  (b)   Amendment to the Restated     3(b) to Form 10-Q       1-8968
        Certificate of                for quarter ended
        Incorporation of Anadarko     March 31, 1999
        Petroleum Corporation,
        dated April 29, 1999

 *(c)   Certificate of Correction
        filed to correct the
        Amendment to the Restated
        Certificate of
        Incorporation of Anadarko
        Petroleum Corporation,
        dated June 15, 1999

  (d)   By-laws of Anadarko           3(b) to Form 10-Q       1-8968
        Petroleum Corporation,        for quarter ended
        as amended                    June 30, 1996

*12     Computation of Ratios of
        Earnings to Fixed Charges
        and Earnings to Combined
        Fixed Charges and Preferred
        Stock Dividends

*27     Financial Data Schedule


(b)   Reports on Form 8-K

      A report on Form 8-K dated April 29, 1999 was filed in which the earliest event reported was April 29, 1999. This event was reported under Item 5, "Other Events".



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                              ANADARKO PETROLEUM CORPORATION
                                     (Registrant)




August 12, 1999            By:          [MICHAEL E. ROSE]
                            (Michael E. Rose - Senior Vice President,
                               Finance and Chief Financial Officer)







