Form 10-Q
period 1999-09-30
ANADARKO PETROLEUM CORP
filed 1999-11-15
CIK 773910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 1999
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

     The number of shares outstanding and entitled to vote of the Company's common stock as of October 29, 1999 is shown below:

                                               Number of Shares
                Title of Class                   Outstanding

     Common Stock, par value $0.10 per share     127,518,656




                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                               Three Months Ended   Nine Months Ended
thousands except                  September 30         September 30
  per share amounts              1999       1998     1999      1998
Revenues
Gas sales                      $ 98,203  $ 86,253  $259,849  $267,443
Oil and condensate sales         55,085    35,010   156,726    97,989
Natural gas liquids and other    26,647    18,928    61,243    59,286
Total                           179,935   140,191   477,818   424,718

Cost and Expenses
Operating expenses               35,216    41,848   103,712   120,754
Administrative and general       24,639    21,950    72,243    64,914
Depreciation, depletion and
  amortization                   51,748    51,562   162,210   151,286
Other taxes                       9,657     9,116    27,414    28,432
Impairments related to
  international properties          ---       ---    20,000       ---
Total                           121,260   124,476   385,579   365,386

Operating Income                 58,675    15,715    92,239    59,332

Interest Expense                 17,899    14,991    55,041    41,127

Income Before Income Taxes       40,776       724    37,198    18,205

Income Taxes                     19,264       260    25,349     6,385

Net Income                     $ 21,512  $    464  $ 11,849  $ 11,820

Preferred Stock Dividends         2,730     2,730     8,190     4,368

Net Income (Loss) Available
  to Common Stockholders       $ 18,782  $ (2,266) $  3,659  $  7,452

Per Common Share
Net income (loss) - basic      $   0.15  $  (0.02) $   0.03  $   0.06
Net income (loss) - diluted    $   0.15  $  (0.02) $   0.03  $   0.06
Dividends                      $   0.05  $   0.05  $   0.15  $ 0.1375
Average Number of Common
  Shares Outstanding            127,437   120,140   124,395   120,008

     See accompanying notes to consolidated financial statements.
                                  2

Item 1.  Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                                            September 30, December 31,
thousands                                       1999          1998
ASSETS
Current Assets
Cash and cash equivalents                   $   14,803    $   17,008
Accounts receivable                            211,762       181,491
Inventories                                     27,855        25,860
Prepaid expenses                                 5,561         5,569
Total                                          259,981       229,928

Properties and Equipment
Original cost                                5,733,300     5,488,721
Less accumulated depreciation, depletion
  and amortization                           2,209,456     2,107,183
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                 3,523,844     3,381,538

Deferred Charges                                49,954        21,524

                                            $3,833,779    $3,632,990




















     See accompanying notes to consolidated financial statements.
                                  3

Item 1.  Financial Statements (continued)

                     ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED BALANCE SHEET (continued)
                              (Unaudited)

                                            September 30, December 31,
thousands                                       1999          1998
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                            $  185,009   $  227,988
  Banks                                          10,114       26,723
Accrued expenses
  Interest                                       14,347       15,210
  Taxes and other                                23,124       18,805
Total                                           232,594      288,726

Long-term Debt                                1,405,305    1,425,392

Deferred Credits
Deferred income taxes                           543,871      522,953
Other                                           144,180      136,463
Total                                           688,051      659,416

Stockholders' Equity
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000
  shares issued as of September 30, 1999
  and December 31, 1998)                        200,000      200,000
Common stock, par value $0.10
  (300,000,000 shares authorized,
  129,460,363 and 122,436,712 shares issued
  as of September 30, 1999 and December 31,
  1998, respectively)                            12,946       12,244
Paid-in capital                                 623,313      361,390
Retained earnings (as of September 30, 1999,
  retained earnings were not restricted as
  to the payment of dividends)                  741,859      756,971
Deferred compensation                            (8,601)      (9,461)
Executives and Directors Benefits Trust,
  at market value (2,000,000 shares as of
  September 30, 1999 and December 31, 1998)     (61,688)     (61,688)
Treasury stock (0 and 20 shares as of
  September 30, 1999 and December 31, 1998,
  respectively)                                     ---          ---
Total                                         1,507,829    1,259,456

                                             $3,833,779   $3,632,990

      See accompanying notes to consolidated financial statements.
                                   4

Item 1.  Financial Statements (continued)

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                  Nine Months Ended
                                                    September 30
thousands                                        1999         1998
Cash Flow from Operating Activities
Net income                                     $ 11,849    $ 11,820
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and amortization    162,210     151,286
    Amortization of restricted stock              1,189         829
    Deferred U.S. income taxes                    8,762       4,818
    Impairments of international properties      20,000         ---
                                                204,010     168,753
(Increase) decrease in accounts receivable      (30,271)     19,407
(Increase) decrease in inventories               (1,995)      7,603
Decrease in accounts payable - trade and
  other and accrued expenses                    (39,523)    (42,737)
Other items - net                                (6,208)     (5,600)
Net cash provided by operating activities       126,013     147,426

Cash Flow from Investing Activities
Additions to properties and equipment          (431,625)   (672,368)
Sales and retirements of properties
  and equipment                                 102,580       5,454
Proceeds from the sale of assets to be
  leased, net                                     3,777      20,170
Net cash used in investing activities          (325,268)   (646,744)

Cash Flow from Financing Activities
Additions to debt                               300,000     418,898
Retirements of debt                            (320,087)   (100,000)
Issuance of preferred stock                         ---     195,675
Issuance of common stock                        260,707      12,000
Increase (decrease) in accounts payable,
  banks                                         (16,609)      4,695
Dividends paid                                  (26,961)    (20,976)
Net cash provided by financing activities       197,050     510,292

Net Increase (Decrease) in Cash
  and Cash Equivalents                           (2,205)     10,974

Cash and Cash Equivalents at Beginning
  of Period                                      17,008       8,907

Cash and Cash Equivalents at End of Period     $ 14,803    $ 19,881

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

2.  Inventories     Materials and supplies and natural gas inventory
are stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average-cost method. Oil inventory is stated at market value. The major classes of inventories are as follows:

                                     September 30,     December 31,
thousands                                 1999             1998
Materials and supplies                     $13,302         $20,231
Natural gas, stored in inventory             9,088           1,813
Oil, stored in inventory                     5,465           3,816
                                           $27,855         $25,860

3.  Properties and Equipment     Oil and gas properties include costs
of $332,941,000 and $353,647,000 at September 30, 1999 and December 31,
1998, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

During the first quarter of 1999, the Company made a provision for impairment of international oil and gas properties of $20,000,000. The impairment related to the Company's remaining exploration program in Eritrea.

                                   6

Item 1.   Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


4.  Long-term Debt     A summary of long-term debt follows:

                                     September 30,     December 31,
thousands                                 1999             1998
Commercial Paper                        $  230,305      $  367,892
Notes Payable, Banks                        75,000         257,500
8 1/4% Notes due 2001                      100,000         100,000
6 3/4% Notes due 2003                      100,000         100,000
5 7/8% Notes due 2003                      100,000         100,000
7 1/4% Debentures due 2025                 100,000         100,000
7% Debentures due 2027                     100,000         100,000
6.625% Debentures due 2028                 100,000         100,000
7.20% Debentures due 2029                  300,000             ---
7.73% Debentures due 2096                  100,000         100,000
7 1/4% Debentures due 2096                 100,000         100,000
                                        $1,405,305      $1,425,392

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

In April 1999, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $1,000,000,000 in debt and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings. In May 1999, the Company issued $240,500,000 of common stock under the shelf registration statement. See Note 6.

5.  Preferred Stock    In each of the first, second and third quarters
of 1999, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock. In the second and third quarters of 1998, dividends of $8.19 and $13.65 per share (equivalent to $0.819 and $1.365 per Depositary Share), respectively, were paid to holders of preferred stock. The Company's preferred stock was issued in May 1998.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)

6.  Common Stock    Under the most restrictive provisions of the
Company's credit agreements, which limit the payment of dividends, retained earnings of $741,859,000 and $609,456,000 were not restricted as to the payment of dividends at September 30, 1999 and December 31, 1998, respectively.

The Company's basic earnings per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method.

The reconciliation between basic and diluted EPS is as follows:

                               Three Months Ended          Three Months Ended
                               September 30, 1999          September 30, 1998
thousands except                             Per Share                 Per Share
per share amounts           Income   Shares    Amount    Loss    Shares   Amount
Basic EPS
Income (loss) available
  to common stockholders   $18,782  127,437  $  0.15  $(2,266)  120,140  $(0.02)
Effect of dilutive
  stock options                 --      874                --        --
Diluted EPS
Income (loss) available
  to common stockholders
  plus assumed conversion  $18,782  128,311  $  0.15  $(2,266)  120,140  $(0.02)

                         Nine Months Ended          Nine Months Ended
                         September 30, 1999         September 30, 1998
thousands except                           Per Share                  Per Share
per share amounts           Income  Shares   Amount   Income   Shares   Amount
Basic EPS
Income available
  to common stockholders     $ 3,659  124,395  $  0.03  $7,452  120,008  $0.06
Effect of dilutive
  stock options                   --      662               --      923
Diluted EPS
Income available
  to common stockholders
  plus assumed conversion    $ 3,659  125,057  $  0.03  $7,452  120,931  $0.06

For the three and nine months ended September 30, 1999, options for 3,190,000 shares of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods.
                                 8

Item 1.   Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


6.  Common Stock (continued)

For the three months ended September 30, 1998, there were 979,000 common stock equivalents related to outstanding stock options that were excluded from the computation of diluted EPS, since they had an anti-dilutive effect. For the three and nine months ended September 30, 1998, options for 3,206,000 shares of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods.

In May 1999, Anadarko issued 6,250,000 shares of common stock. Aggregate proceeds from the offering were approximately $240,500,000 after all expenses. Proceeds from the offering were used to repay floating interest rate debt. The common stock was issued under the Company's shelf registration statement.

In September 1999, the Company filed a registration statement with the Securities and Exchange Commission that permits the issuance of up to 4,500,000 additional shares of Anadarko common stock under the Anadarko Dividend Reinvestment and Stock Purchase Plan.

7.  Statement of Cash Flows Supplemental Information     The amounts of
cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                  Nine Months Ended
                                                     September 30
thousands                                           1999      1998
Interest                                          $55,059   $41,078
Income taxes                                      $  (185)  $(6,516)

8.  Kansas Ad Valorem Tax     The Natural Gas Policy Act of 1978
allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax.

Background of Present Litigation     FERC's ruling regarding the
ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC.
                                 9

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

Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $45,300,000 (pretax) as of September 30, 1999.

FERC Proceedings     Depending on future FERC orders, the Company
could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy) pending further potential review by FERC or the courts.

PanEnergy Litigation     On May 13, 1997, the Company filed a lawsuit
in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $29,600,000 (pretax) as of September 30, 1999. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pretax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 17, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction.

FERC Order of October 13, 1998     On October 13, 1998, FERC issued a
final order on Anadarko's complaint. The order declares that Anadarko Production Company (now an affiliate of Duke Energy) is responsible as first seller for making refunds of Kansas ad valorem tax reimbursements collected from 1983 through August 1, 1985. The Company estimates this amount to be as much as $26,000,000. The Company is responsible to make refunds for reimbursements it collected as first seller from August 1, 1985 through 1988. The Company estimates this amount to be as much as $16,000,000. The FERC order states that whether Anadarko Production Company or the Company is entitled to reimbursement from another party for the refunds ordered is a matter to be pursued in an appropriate judicial forum. On January 15, 1999, FERC issued an order denying a request for rehearing filed
                                 10

Item 1.  Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8.  Kansas Ad Valorem Tax (continued)

by PanEnergy and reaffirming the October 1998 order. FERC may, in the near future, issue an order based upon the above allocation regarding when the refunds must be paid and the specific refund amount. The issue of reimbursement will now be pursued in U.S. District Court. On April 16, 1999, the U.S. District Court ordered the parties to mediation. One session with the mediator has been held. The Court has also set the matter for trial on the May/June 2000 trial term.

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

Anadarko's net income for 1997 included a $1,800,000 charge (pretax) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is unable at this time to predict the final outcome of this matter and no provision for liability (excluding amounts recorded in 1993, 1994 and 1997) has been made in the accompanying financial statements.
                                 11

Item 1.  Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


9. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.



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

Overview of Operating Results

For 1999's third quarter, Anadarko had net income available to common stockholders of $18.8 million, or 15 cents per share (diluted), on $179.9 million of revenues. By comparison, during the same period in 1998, the Company had a net loss of $2.3 million, or 2 cents per share, on $140.2 million of revenues. The increase in earnings in the third quarter of 1999 is primarily due to significantly higher commodity prices.

For the nine-month period ending September 30, 1999, Anadarko had net income available to common stockholders of $3.7 million, or 3 cents per share (diluted), on $477.8 million of revenues. The year-to-date results reflect a non-cash charge in the first quarter of 1999 of $20 million before taxes ($13 million after taxes) related to the remaining operations in the Company's Eritrean exploration program. By comparison, through the first nine months of 1998, Anadarko reported net income of $7.5 million, or 6 cents per share (diluted), on $424.7 million of revenues.

Excluding the international impairment, net income available to common stockholders for the first nine months of 1999 was $16.7 million, or 13 cents per share (diluted). In addition to the charge for Eritrea, earnings for the first nine months of 1999 were impacted by an increase in Algeria oil production volumes and higher commodity prices, partially offset by a decline in gas production volumes, higher interest expense and higher preferred stock dividends, compared to the same period in 1998.
                                  13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following table shows the Company's volumes and average prices for the three and nine months ended September 30, 1999 and 1998:

                              Three Months Ended     Nine Months Ended
                                 September 30           September 30
                               1999       1998         1999     1998
Natural gas
  Bcf                           41.9       45.7        127.9     131.9
  MMcf/d                         456        497          468       483
  Price per Mcf               $ 2.40     $ 1.82      $  1.97   $  1.94

Crude oil and condensate
 United States
  MBbls                        1,967      2,474        6,458     7,284
  MBbls/d                         21         27           24        27
  Price per barrel            $18.62     $11.17      $ 14.16   $ 11.86

 Algeria
  MBbls                          818        466        4,108       587
  MBbls/d                          9          5           15         2
  Price per barrel            $20.99     $12.96      $ 14.97   $ 12.82

 Total
  MBbls                        2,785      2,940       10,566     7,871
  MBbls/d                         30         32           39        29
  Price per barrel            $19.32     $11.46      $ 14.47   $ 11.93

Natural gas liquids
  MBbls                        1,787      1,788        4,949     5,062
  MBbls/d                         19         19           18        19
  Price per barrel            $14.76     $ 9.44      $ 11.84   $ 10.65


Total Energy Equivalent
  Barrels (MMEEBs)              11.6       12.4         36.8      34.9

___________

Bcf - billion cubic feet
MBbls - thousand barrels
MBbls/d - thousand barrels per day
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day
MMEEBs - million energy equivalent barrels

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Costs and expenses during the third quarter of 1999 were $121.3 million, a decrease of 3% compared to $124.5 million for the third quarter of 1998. The decrease is primarily due to lower operating expenses partly offset by increased administrative and general expenses associated with the Company's workforce.

For the first nine months of 1999, costs and expenses excluding the impairment totaled $365.6 million, level with the first nine months of 1998. A decrease in operating expenses was offset by an increase in depreciation, depletion and amortization due to higher production volumes and an increase in administrative and general expenses associated with the Company's workforce.

Interest expense for the third quarter of 1999 increased 19% to $17.9 million compared to $15.0 million for the third quarter of 1998. For the first nine months of 1999, interest expense was $55.0 million, an increase of 34% compared to $41.1 million for the same period of 1998. The increases in interest expense are primarily due to higher levels of long-term debt in 1999 compared to 1998.


Natural Gas Volumes and Prices     In 1999's third quarter, Anadarko's
natural gas production averaged 456 million cubic feet per day (MMcf/d), down 8% from 497 MMcf/d during the same period a year ago. The Company's wellhead price for natural gas was $2.40 per thousand cubic feet (Mcf) for the third quarter of 1999, up 32% from $1.82 per Mcf for the third quarter of 1998.

In 1999's first nine months, Anadarko's natural gas production averaged 468 MMcf/d, down 3% compared to 483 MMcf/d for the corresponding period in 1998. The Company's wellhead price for natural gas was $1.97 per Mcf for the first nine months of 1999, up 2% over $1.94 per Mcf for the first nine months of 1998.


Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices
The Company's average oil price for the third quarter of 1999 was $19.32 per barrel, up 69% from $11.46 per barrel for the third quarter of 1998. In the third quarter of 1999, Anadarko's oil production averaged 30,000 barrels of oil per day (BOPD), off 5% from an average of 32,000 BOPD in the third quarter of 1998.

Anadarko's oil production for the first nine months of 1999 rose 34% to an average of 39,000 BOPD, up from 29,000 BOPD in 1998's corresponding period. The Company's average oil price for the first nine months of 1999 was $14.47 per barrel, up 21% from $11.93 per barrel for the same period in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


During the third quarter of 1999, Anadarko's natural gas liquids (NGLs) sales volumes averaged 19,000 barrels per day, level with 1998's corresponding period. The Company's average price for NGLs was $14.76 per barrel in 1999's third quarter, compared to $9.44 per barrel for the third quarter of 1998, representing a 56% increase.

During the first nine months of 1999, Anadarko's NGLs sales volumes averaged 18,000 barrels per day, down slightly from 19,000 barrels per day in 1998's corresponding period. The Company's average price for NGLs for year-to-date September 30, 1999 was $11.84 per barrel or 11% higher than the average of $10.65 per barrel for the first nine months of 1998.

Capital Expenditures, Liquidity and Dividends

During the first nine months of 1999, Anadarko's capital spending
(including capitalized interest and overhead) was $431.6 million compared to $672.4 million in the same period of 1998.

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

In September 1999, the Company filed a registration statement with the Securities and Exchange Commission that permits the issuance of up to 4,500,000 additional shares of Anadarko common stock under the Anadarko Dividend Reinvestment and Stock Purchase Plan.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)


The Company believes that the equity issue along with cash flow and proceeds from asset sales will provide the majority of funds to meet Anadarko's capital and operating requirements for 1999.


Exploration and Development Activities

During the third quarter of 1999, Anadarko participated in a total of 52 wells, including 11 oil wells, 34 gas wells and 7 dry holes. This compares to a total of 116 wells, including 58 oil wells, 47 gas wells and 11 dry holes during the third quarter of 1998.

For the first nine months of 1999, Anadarko participated in a total of 136 wells, including 35 oil wells, 77 gas wells and 24 dry holes. This compares to a total of 320 wells, including 173 oil wells, 113 gas wells and 34 dry holes during the first nine months of 1998.
The decline in drilling activity is a direct result of reduced capital expenditures in anticipation of low commodity prices in 1999.

Following is a description of activity during the first nine months of 1999.

Gulf of Mexico     Sub-salt Update     The Company is in the process
of completing a natural gas discovery made above salt at its Garnet prospect offshore Louisiana (East Cameron 347). The well is being completed with a sub-sea tieback to Anadarko's East Cameron 359 platform three miles to the southeast. First production is expected early in 2000.

Seismic depth imaging is already being processed on 40 blocks
Anadarko acquired in the exploration agreement with Texaco announced in July. The tracts cover approximately 400,000 gross acres, doubling Anadarko's leasehold position in the Gulf of Mexico's sub-salt fairway. Anadarko is evaluating about 80 prospects and leads identified thus far.

In October, drilling began on a new well to restore production from the Agate Field (Ship Shoal Block 361) which has been off-line since May. Production will be tied back to the Phillips-operated Mahogany Platform (Ship Shoal Block 349/359). Anadarko has a 50% working interest in Agate and a 37.5% working interest in Mahogany.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)


Tanzanite Update    Construction of the jacket and deck for the
Tanzanite sub-salt discovery continues at Aker Gulf Marine's facility near Corpus Christi, Texas. Installation is scheduled for the fall of 2000 with first production set for the fourth quarter of 2000. The platform will have a capacity of 200 MMcf/d of gas and 15,000 BOPD. Anadarko has a 100% working interest in the block.

Hickory Update     Gulf Island Fabrication, a Houma, Louisiana-based
company, is moving ahead with construction of the Hickory platform, which, like the Tanzanite project, is scheduled to be installed during the fall of 2000, with initial production expected in the fourth quarter of 2000. The platform has been designed with a capacity of 300 MMcf/d of gas and 15,000 BOPD. The Company has a 50% working interest in Hickory and serves as operator.

Conventional Projects Update     Activity from Anadarko's Matagorda
Island 622/623 complex, the largest gas field ever discovered offshore Texas, was highlighted by the C-7 replacement well, which began drilling during September. First production is slated for the first quarter of 2000. Anadarko holds a 37.5% working interest in the field.

East Texas' Bossier Sand Play     Activity in Anadarko's second-
largest onshore gas field was highlighted by two important milestones during the third quarter-the 100th well was spudded and production topped 100 MMcf/d of gas. By the middle of 2000, net production from the Bossier Play is expected to surpass net volumes from the Hugoton Field which is currently Anadarko's largest onshore gas field.

Anadarko presently holds about 60,000 net acres in the play and plans to acquire additional leasehold acreage. In fact, the limits of the play have yet to be determined. Anadarko's ability to drill and effectively stimulate the low permeability Bossier sandstone at reasonable costs is a key factor that may ultimately define the field limits. The Company's average working interest in this play is above 90%.

The Bossier Play is one of Anadarko's most economically attractive domestic programs because of the Company's ability to leverage its high level of activity to generate substantial cost savings. In addition, the play offers significant returns on capital invested, increasingly lower finding and development costs and high netbacks from gas sales. The Company currently has 17 rigs operating in Freestone County, Texas and expects to have 18 rigs running by the end of the year. Each rig is capable of drilling about 8 wells per year.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)


Enhancing the economics of the play even further is Anadarko's Dew Gathering System. The facilities are connected to two different transmission pipelines, which helps the Company maximize gas prices. Additional compression is now being added that should significantly increase capacity. Since 1996, Anadarko has drilled 110 wells in the Bossier Play and production has grown from zero to more than 110 MMcf/d of gas. Some of the most significant completions from the Bossier Play during 1999 include:

          -    Lane A-1R (7.7 MMcf/d), 100% Anadarko working interest (W.I.)
          -    Eubanks Trust No. 4 (6.8 MMcf/d), 100% Anadarko W.I.
          -    English No. 5 (6.1 MMcf/d), 100% Anadarko W.I.
          -    High No. 6 (5.8 MMcf/d), 100% Anadarko W.I.
          -    Alma Moore No. 6 (5.5 MMcf/d), 100% Anadarko W.I.
          -    High A-5 (5.1 MMcf/d), 100% Anadarko W.I.
          -    High A-4 (5.0 MMcf/d), 100% Anadarko W.I.
          -    High A-3 (5.0 MMcf/d), 100% Anadarko W.I.
          -    High A-2 (4.8 MMcf/d), 100% Anadarko W.I.
          -    Johnson A-7 (4.7 MMcf/d), 100% Anadarko W.I.
          -    B.K. Johnson B-2 (4.6 MMcf/d), 79.6% Anadarko W.I.
          -    McAdams A No. 4 (4.5 MMcf/d), 100% Anadarko W.I.

Hugoton Embayment      Highlighting Anadarko's efforts in the third
quarter were successful completions in deeper formations. The Tucker M-1 well in the Wildcat Field was drilled to a total depth of 9,050 feet, the deepest ever for a Seward County, Kansas well and the fourth deepest in state history. Anadarko owns a 75% working interest in the well, which tested 2.3 MMcf/d of gas from the Chester formation.

In August, Anadarko recorded its second successful completion in the Simmons Field of Stevens County, Kansas. The Jenkins C-2 tested 6.1 MMcf/d of gas and is an offset to the first Simmons Field producer, the Anadarko B-2 well, where third quarter production peaked at 7.5 MMcf/d of gas. A successful offset well, the Anadarko B-3, was completed in early October and is currently producing 6.1 MMcf/d of gas. These two Lower Morrow producers are unique in the fact that the Company owns a 100% working interest as well as 100% of the mineral rights in each.

Permian Basin      In the North Shugart Field of Eddy County, New
Mexico, Anadarko recompleted the Paton B Federal No. 1 well to the Bone Springs Dolomite formation. The Company has a 100% working interest in the well which tested 646 BOPD and 316 Mcf/d of gas.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)


Another Eddy County recompletion increased production at the Arnold Federal Com No. 1 well from 30 Mcf/d of gas to 5.1 MMcf/d of gas.
Anadarko owns an 83.7% working interest in the Morrow producer, which is located in the Cedar Breaks Field.

Alaska     Activity during the third quarter of 1999 was focused
primarily on the North Slope where development facilities for the Alpine Field are more than 80% complete. Production modules, which had been under construction at fabrication yards in Nikiski on Alaska's southern coast and in Corpus Christi, Texas, were delivered to the North Slope. Various components of the oil processing facility are already on-site, with the remaining pieces to be transported over ice roads this winter. First production of 40,000 BOPD (gross) from the Alpine Field is expected to begin in mid-2000. Operator ARCO Alaska recently announced an increase in its reserve estimate for the field from 365 million barrels to 429 million barrels. At the same time, estimates of gross peak production were also raised from 70,000 BOPD to 80,000 BOPD in 2001. Anadarko plans to have about 25 wells drilled by the start-up of production.

Development plans are also being evaluated for the Fiord discovery north of Alpine announced early in the third quarter. The accumulation could be developed as a satellite field to Alpine under an existing state-approved unit (Colville River Unit) which should expedite work.

At the Fiord No. 5 well, flow tests of the Jurassic and Kuparuk reservoirs yielded 2,500 BOPD of 30 degree API gravity oil and 1.2 MMcf/d of gas. The Fiord No. 4 well, two miles northeast of the No. 5 well, also encountered an oil-bearing Jurassic reservoir. A 3-D seismic acquisition program planned for the winter of 2000 will help determine the economic viability of the discovery as well as future development plans. Anadarko has a 22% working interest in the Alpine and Fiord projects with operator ARCO Alaska owning the remaining 78%.

In addition to an active Alpine development program, Anadarko is also moving forward with its wildcat drilling efforts on the North Slope. The Company has more than a dozen mapped and leased prospects on the Slope and partner, ARCO Alaska, has filed applications for permits to drill four exploration wells within the National Petroleum Reserve Alaska (NPRA). In addition, eight notices of staking, which identify the precise location of operations, have been filed with the Bureau of Land Management. An environmental assessment is nearing completion. Applications for permits have also been filed for another potential drilling location on the Nanuk prospect south of the Alpine Field.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)


Algeria     Development of its discoveries on Block 404 was the focus
of Anadarko's Algerian activities during the third quarter. In September, Anadarko and SONATRACH signed an agreement awarding the Engineering, Procurement and Construction (EPC) contract for Stage II production facilities at the Hassi Berkine South (HBNS) Field to Brown & Root Condor, a company jointly owned by Brown & Root (a subsidiary of Halliburton Company) and affiliates of SONATRACH. Work has already begun on the project, which involves construction and installation of processing, separation, gathering, compression and injection systems. When completed, production capacity from the HBNS Field is expected to increase from 60,000 BOPD to 135,000 BOPD beginning in 2001.

The EPC contract also includes a fixed-price option for construction of a third production train, with a capacity of 75,000 BOPD, to develop the Hassi Berkine (HBN) Field, previously known as El Biar. A second fixed-price option gives Anadarko and its partners the opportunity to build a fourth production train, with a capacity of 75,000 BOPD, to develop the four satellite fields (HBNSE, RBK, QBN, and BKNE) surrounding the HBNS Field. When fully developed, oil production capacity at the Central Production Facility in the northern part of Block 404 could surpass 285,000 BOPD (gross) in 2002.

At the south end of Block 404, development of the Ourhoud Field (ORD), previously known as Qoubba, continues as well. During the third quarter, Anadarko and partners requested bids for the EPC contract, which the Company expects to sign next year with first production expected to follow in 2002. The Exploitation License granted by the Algerian authorities for development of the ORD Field provides for peak production rates of about 230,000 BOPD (gross). The ORD Field is Anadarko's largest discovery in Algeria and is Algeria's second-largest oil field.

A mechanical problem that has limited production at the Central
Production Facility since July 1999, has been resolved. Oil volumes began flowing at approved rates on October 6, nearly a month ahead of schedule.

In July 1999, Anadarko and partner, LASMO plc, sold their non-operated interests in Blocks 401a and 402a to Agip Algeria Exploration B.V. The $127 million agreement ($84.7 million net to Anadarko) covers contract areas operated by BHP that contain several previously announced oil discoveries. The sale allows Anadarko, which had a 27.5% interest in the contract area, to capture the value of non-operated properties and use the proceeds to more efficiently develop its primary Algerian operating areas on Blocks 404 and 208. The agreement is subject to SONATRACH's preferential right to purchase as well as the approval of state authorities in Algeria.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)


Tunisia     Using the same techniques and parameters that have been so successful in Algeria, Anadarko is making plans for a comprehensive exploration program across its 1.4 million acre Anaguid Block in Tunisia. Anadarko acquired a 33.3% interest at the exploration phase, which may revert to a 16.67% interest if ETAP (Tunisia's national oil company) exercises its option to back into the project. The transfer of the interest is subject to approval by the Tunisian government. Other participating interests in the Block include COHO Anaguid, Inc. and Bligh Tunisia Inc.

The Company believes the "trend acreage" in Tunisia features the same geology as that found in Algeria and has the potential for the discovery of Triassic oil fields. Drilling operations on the AMG Well No. 1, which were underway at the time Anadarko acquired its working interest in the block, have been completed. Results have not yet been released.

Also in Tunisia, Anadarko and partner AGIP Tunisia B.V. have completed a 2-D seismic acquisition project on the nearby Jenein Nord Block and are evaluating exploration prospects that may be drilled in 2000.

North Atlantic Margin     Anadarko and partners have completed
drilling an exploratory well on Tranche 61 located northwest of the Shetland Islands in the North Atlantic Ocean. Results have not yet been released. Anadarko has a 7.5% working interest in the well which is the Company's first in a play that it believes has the potential for oil discoveries. The Company is also involved in projects on Tranches 63 and 21.

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

Since 1993, the Company has enhanced its scientific processing capabilities, implemented new business systems and upgraded its network infrastructure. These information systems were purchased from leading suppliers of technology, most of whom are representing their products to be Year 2000 compliant. The Company has completed testing of critical third-party hardware and software for compliance and replaced non-compliant computer equipment and software. Assessment and remediation of critical embedded systems in both domestic and international operations has also been completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko has contacted all of its key business partners in its U.S. and international operations, including joint-venture operators, outside-operated pipeline and processing facilities as well as suppliers of goods and services, to ascertain their level of Year 2000 readiness. This process included contacting natural gas affiliates providing gathering, transportation and processing services to review their Year 2000 readiness at inter-connect and sales points, as well as contacting critical suppliers to review their Year 2000 readiness to provide goods and services. The responses have indicated that these key business partners believe the Year 2000 issue will not have a material adverse effect on their ability to perform. The Company, however, can not ensure that its business partners will be Year 2000 compliant. Interruptions in these sevices could disrupt Anadarko's production and delivery of oil, gas and NGLs early in 2000.

Business Contingency Planning The Company has developed contingency plans to provide business continuity and to address operations, safety and environmental concerns. Individual departments have developed their plans and the Company's internal audit group has reviewed the operating units' business contingency plans for feasibility and completeness.

The Company believes that the most reasonably likely worst-case scenario is that there will be some Year 2000 related interruptions at individual sites that could affect certain business operations or processes. Because of this potential uncertainty, the business contingency plans focus on minimizing the duration and scope of any Year 2000 interruption that may occur. Anadarko expects to have personnel and resources available and ready to address any Year 2000 problems that occur.

Estimated Cost The total cost of testing, remediation and business contingency planning is expected to be less than $5 million, which will be funded by operating cash flows. This estimate does not include the Company's share of potential Year 2000 costs as a result of participation in partnerships in which Anadarko is not the operator.
As of September 30, 1999, the Company had spent less than $3 million for the Year 2000 project. These expenditures include costs to establish Year 2000 testing facilities, inventory, assess and remediate field automation equipment domestically and internationally, purchase Year 2000 scanning software, and upgrade infrastructure and desktop equipment. Anadarko's Year 2000 Program will continue to be reviewed and updated through early 2000, which could result in changes to cost estimates.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (continued)


Risks The Company has completed the major components of its planned activities to review and remediate critical internal systems and computer equipment for Year 2000 compliance. The Company is relying on its business partners and suppliers to be Year 2000 ready as well. Failure of significant third parties to complete their Year 2000 compliance projects could interrupt the supply of materials and contract services needed for oil and gas operations. Disruptions to oil and gas transportation networks controlled by third-party carriers could result in reduced production volumes delivered to market. Risk associated with foreign operations may increase with the uncertainty of Year 2000 compliance by foreign governments and their supporting infrastructures. Such occurrences could have a material adverse effect on the Company's business, results of operations and financial condition. The Company currently believes that with the major components of the Year 2000 Program completed the Company's risk associated with the Year 2000 issue should be reduced.


Changes in Accounting Principles

Accounting for Derivatives     Statement of Financial Accounting
Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities", provides guidance for accounting for derivative instruments and hedging activities. In July 1999, SFAS No. 137 "Deferring Statement 133's Effective Date", was issued and delays the effective date for one year, to fiscal years beginning after June 15, 2000. The Company has not yet completed an evaluation of the impact of the provisions of SFAS No. 133.

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

While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at September 30, 1999 and December 31, 1998 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis, the Company evaluates the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at September 30, 1999 and December 31, 1998 does not have a material adverse effect on the financial position or results of operations of the Company.

The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's interest rate swap agreement. Based upon an analysis, utilizing the actual interest rates in effect as of September 30, 1999 and December 31, 1998 and assuming a 10% increase in interest rates, the potential decrease in the fair value of the derivative interest swap instrument at September 30, 1999 and December 31, 1998 does not have a material effect on the financial position or results of operations of the Company.

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

  (c)   Certificate of Correction     3(c) to Form 10-Q       1-8968
        filed to correct the          for quarter ended
        Amendment to the Restated     June 30, 1999
        Certificate of
        Incorporation of Anadarko
        Petroleum Corporation,
        dated June 15, 1999

  (d)   By-laws of Anadarko           3(b) to Form 10-Q       1-8968
        Petroleum Corporation,        for quarter ended
        as amended                    June 30, 1996

*12     Computation of Ratios of
        Earnings to Fixed Charges
        and Earnings to Combined
        Fixed Charges and Preferred
        Stock Dividends

*27     Financial Data Schedule


(b)   Reports on Form 8-K

      There were no reports filed on Form 8-K for the three months ended September 30, 1999.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                                 ANADARKO PETROLEUM CORPORATION
                                         (Registrant)




November 11, 1999            By:        [MICHAEL E. ROSE]
                            (Michael E. Rose - Senior Vice President,
                               Finance and Chief Financial Officer)