Form 10-K
period 1999-12-31
ANADARKO PETROLEUM CORP
filed 2000-03-16
CIK 773910

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                           COMMISSION FILE NO. 1-8968

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 2000 was $4,170,371,000.

     The number of shares outstanding of the Company's common stock as of January 31, 2000 is shown below:

              TITLE OF CLASS                      NUMBER OF SHARES OUTSTANDING
 Common Stock, par value $0.10 per share                  128,015,103

 PART OF
FORM 10-K                DOCUMENTS INCORPORATED BY REFERENCE
Part I       Portions of the Anadarko Petroleum Corporation 1999 Annual
             Report to Stockholders.
Part II      Portions of the Anadarko Petroleum Corporation 1999 Annual
             Report to Stockholders.
Part III     Portions of the Proxy Statement, dated March 27, 2000, for the Annual Meeting of Stockholders of Anadarko Petroleum
             Corporation to be held April 27, 2000.

                               TABLE OF CONTENTS

                                                                          PAGE
PART I
  Item 1.   Business
            General                                                         2
            Proved Reserves and Future Net Cash Flows                       2
            Exploration and Development Activities                          3
            Volumes and Prices                                              3
            Properties and Activities -- United States                      4
            Properties and Activities -- International                     12
            Drilling Programs                                              16
            Drilling Statistics                                            16
            Productive Wells                                               17
            Segment and Geographic Information                             17
            Employees                                                      17
            Regulatory and Legislative Developments                        17
            Additional Factors Affecting Business                          17
            Title to Properties                                            17
            Capital Spending                                               17
            Ratios of Earnings to Fixed Charges and Earnings to Combined
                Fixed Charges and Preferred Stock Dividends                18
  Item 2.   Properties                                                     18
  Item 3.   Legal Proceedings                                              18
  Item 4.   Submission of Matters to a Vote of Security Holders            19
            Executive Officers of the Registrant                           19
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters                                          21
  Item 6.   Selected Financial Data                                        21
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    22
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk     33
  Item 8.   Financial Statements and Supplementary Data                    34
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                     69
PART III
  Item 10.  Directors and Executive Officers of the Registrant             69
  Item 11.  Executive Compensation                                         69
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management                                                   69
  Item 13.  Certain Relationships and Related Transactions                 69
PART IV
  Item 14.  Exhibits and Reports on Form 8-K                               70

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Anadarko Petroleum Corporation is one of the world's largest independent oil and gas exploration and production companies, with 991 million energy equivalent barrels (MMEEBs) of proved reserves as of December 31, 1999.
     As of year-end 1999, oil reserves accounted for 58% of the Company's total proved reserves, compared to 53% at year-end 1998. About 71% of the Company's total proved reserves are located in the U.S., primarily in the mid-continent (Kansas, Oklahoma and Texas) area, offshore in the Gulf of Mexico and in Alaska. During 1999, about 87% of the Company's production was domestic and the remainder was from Algeria. The Company also owns and operates gas gathering systems in its U.S. core producing areas.
     Anadarko continues to produce and develop crude oil reserves in Algeria's Sahara Desert. At year-end 1999, the Company had 288.8 million barrels (MMBbls) of proved crude oil reserves in Algeria, which accounts for 29% of Anadarko's total proved reserves. The Company also participates in other international exploration projects in Tunisia, the North Atlantic Margin and other selected areas.
     The principal subsidiaries of Anadarko are: Anadarko Algeria Corporation (Anadarko Algeria); Anadarko Energy Services Company; and, Anadarko Gathering Company. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko and its subsidiaries. The Company's corporate offices are located at 17001 Northchase Drive, Houston, Texas 77060-2141, where the telephone number is (281) 875-1101.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     As of December 31, 1999, Anadarko had proved reserves of 573.2 MMBbls of crude oil, condensate and natural gas liquids (NGLs) and 2.51 trillion cubic feet (Tcf) of natural gas. Combined, these proved reserves are equivalent to
991.0 MMBbls of oil or 5.95 Tcf of gas. The Company's reserves have grown significantly over the past three years, due to substantial natural gas reserves discovered in the Gulf of Mexico and onshore in the U.S., crude oil reserves discovered in Algeria and Alaska and through acquisitions of producing properties.
     As of December 31, 1999, Anadarko had proved developed reserves of 1.67 Tcf of natural gas and 194.6 MMBbls of crude oil, condensate and NGLs. Proved developed reserves comprise 48% of the total proved reserves on an energy equivalent barrel basis.
     The Company's estimates of proved reserves and proved developed reserves at December 31, 1999, 1998 and 1997 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities (Supplemental Information) in the Anadarko Petroleum Corporation 1999 Consolidated Financial Statements (Consolidated Financial Statements) under Item 8 of this Form 10-K Annual Report (Form 10-K). The Company files annual estimates of certain proved oil and gas reserves with the U.S. Department of Energy, which are within 5% of these amounts.
     Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company's estimates of future net cash flows, discounted future net cash flows before income taxes, and discounted future net cash flows after income taxes from proved reserves.

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

EXPLORATION AND DEVELOPMENT ACTIVITIES

     See narrative description on pages 7 through 15 of the Anadarko Petroleum Corporation 1999 Annual Report to Stockholders (Annual Report), which is incorporated herein by reference.

VOLUMES AND PRICES

     The following table shows the Company's annual production volumes. Volumes for natural gas are in billion cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch (psi) and volumes for oil, condensate and NGLs are in thousands of barrels (MBbls). Total volumes are in MMEEBs. For this computation, six thousand cubic feet (Mcf) of gas is the energy equivalent of one barrel
(EEB) of oil, condensate or NGLs.

                                                               1999      1998      1997
                                                              ------    ------     -----
UNITED STATES
  Natural gas (Bcf)                                            169.8     176.7     178.7
  Oil and condensate (MBbls)                                   8,365     9,752     9,083
  Natural gas liquids (MBbls)                                  6,568     6,640     5,467
  Total (MMEEBs)                                                43.3      45.8      44.3
ALGERIA*
  Oil and condensate (MBbls)                                   6,218     1,374        --
  Total (MMEEBs)                                                 6.2       1.4        --
TOTAL
  Natural gas (Bcf)                                            169.8     176.7     178.7
  Oil and condensate (MBbls)                                  14,583    11,126     9,083
  Natural gas liquids (MBbls)                                  6,568     6,640     5,467
  Total (MMEEBs)                                                49.5      47.2      44.3

---------------

* In May 1998, production commenced from the Company's operations in Algeria.

     The following table shows the Company's annual average wellhead sales prices and average production costs.

                                                               1999      1998      1997
                                                              ------    ------    ------
UNITED STATES
  Sales price
     Natural gas (per Mcf)                                    $ 2.08    $ 1.92    $ 2.30
     Oil and condensate (per barrel)                           15.79     11.44     18.03
     Natural gas liquids (per barrel)                          13.40     10.29     14.64
  Production cost (per EEB)                                     3.42      3.64      3.56
ALGERIA*
  Sales price
     Oil and condensate (per barrel)                          $18.23    $11.99        --
  Production cost (per EEB)                                     1.84      4.72        --
TOTAL
  Sales price
     Natural gas (per Mcf)                                    $ 2.08    $ 1.92    $ 2.30
     Oil and condensate (per barrel)                           16.83     11.51     18.03
     Natural gas liquids (per barrel)                          13.40     10.29     14.64
  Production cost (per EEB)                                     3.22      3.67      3.56

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

PROPERTIES AND ACTIVITIES -- UNITED STATES

U.S. reserves comprised 71% of Anadarko's total proved reserves at year-end 1999, compared to 74% in 1998 and 1997.

ONSHORE -- LOWER 48 STATES

OVERVIEW About 50% of the Company's proved reserves are located onshore, principally in Kansas, Oklahoma and Texas. In 1999, average production from the Company's onshore properties was 333 million cubic feet per day (MMcf/d) of gas and 34,800 barrels of crude oil, condensate and NGLs per day, or 67% of the Company's total production volumes. Anadarko has 734,000 gross (462,000 net) undeveloped lease acres and 1,008,000 gross (809,000 net) developed lease acres onshore in the lower 48 states.
     The accompanying map illustrates by state Anadarko's undeveloped and developed net acreage, number of net producing wells and other data relevant to its onshore oil and gas operations in the lower 48 states and in Alaska.

HUGOTON EMBAYMENT Anadarko's largest concentration of assets is in the Hugoton Embayment, located in southwest Kansas and the Oklahoma and Texas panhandles. Currently, Anadarko controls more than one million lease acres in this area and operates about 2,750 wells.
     Anadarko's net production from the Hugoton Embayment in 1999 was 72.7 Bcf of gas and 1.1 MMBbls of oil and condensate, or about 27% of the Company's total production volumes. By comparison, Anadarko's net production in 1998 was 84.4 Bcf of gas and 1.5 MMBbls of oil and condensate, which was about 33% of the Company's total production volumes.
     Over the last five years, Anadarko has drilled 472 wells (gross) in the Hugoton Embayment. In addition to development drilling, Anadarko's operations in this area have benefited from acquisitions of producing properties, gas gathering systems and waterflood operations.

                            [ONSHORE PROPERTIES MAP]

                                                                 NET          NET          NET
                                                              DEVELOPED   UNDEVELOPED   PRODUCING
                                                                ACRES        ACRES        WELLS
                                                              ---------   -----------   ---------
ONSHORE:
  United States
     Alaska*................................................       302      289,709          --
     Colorado...............................................     3,003        5,057          --
     Kansas*................................................   364,664      218,509       1,556
     Louisiana..............................................     4,100        1,200          --
     Mississippi............................................       117          131          --
     Montana................................................        --          250          --
     Nebraska...............................................        96          139          --
     New Mexico*............................................    15,080        1,900         128
     Oklahoma*..............................................   207,120       98,571         954
     Texas*.................................................   191,197       93,424       2,262
     Utah*..................................................    21,374        6,933          56
     Wyoming................................................     1,999       35,523          --

OFFICE LOCATIONS:
  United States
     Anchorage, Alaska
     Houston, Texas
     Midland, Texas
     Liberal, Kansas

     *Drilling activities were conducted in these areas in 1999.

     In 1999, the Company drilled 42 wells in the Hugoton Embayment. Anadarko also recompleted 21 wells and carried out workover operations on 59 wells in the area. By comparison, 1998 activity included 118 conventional wells, seven horizontal wells and 24 recompletions. The decrease in drilling activity was the direct result of lower commodity prices at the beginning of 1999.
     Anadarko's activities in the Hugoton Embayment are concentrated on two areas: the shallow gas fields in southwest Kansas and the Oklahoma and Texas panhandles and the deeper oil and gas zones below the shallow gas production.
     In April 1999, deep rights on about 147,000 net acres reverted back to Anadarko as part of an agreement with another operator. Most of this acreage is subject to an ongoing 50/50 joint venture deep exploration program with Mobil Exploration and Production, U.S., Inc. The joint venture is operated by Anadarko. Some of the significant wells completed by the joint venture in 1999 included: the HJV Javurek A-1 well (1.5 MMcf/d of gas); the HJV Briggeman A-1 well (1.4 MMcf/d of gas); and, the HJV Wilson A-1 (1.1 MMcf/d of gas). In 1999, Anadarko and Mobil acquired 153 square miles of 3-D seismic, which is expected to generate prospects for the drilling program in 2000.
     Other highlights from Anadarko's deep drilling program in the Hugoton Embayment included continued success in a new Basal Chester interval discovered in 1998. Noteworthy completions during 1999 include the Smith AE-3 well in the Lorena Field of Beaver County, Oklahoma, which tested 480 barrels of oil per day
(BOPD) and 180 Mcf per day (Mcf/d) of gas. This marked the second oil discovery and the sixth successful well overall in the Basal Chester formation in Anadarko's recent drilling program. Combined production from these six wells peaked at 700 BOPD and 8.5 MMcf/d of gas. An additional 53 square miles of 3-D seismic data was obtained in the Chester Trend during 1999. The information should be instrumental as the Company makes decisions regarding the extension of the Lorena Field.
     In the Simmons Field of Stevens County, Kansas, Anadarko completed three gas wells in the Morrow formation adding over 11 MMcf/d production. This field was discovered in early 1999 based on 3-D seismic. A 47 square mile 3-D seismic survey is being acquired for the area adjacent to the Simmons Field in 2000, which is expected to generate more opportunities in the prolific Morrow Sands.
     During 1999, the Company laid the groundwork for an increase in natural gas production from two fields in the Texas panhandle. At the request of Anadarko, the Texas Railroad Commission amended the production rules governing the West Panhandle Field of Moore, Hutchinson, Potter and Carson counties. The ruling, which lets Anadarko increase its allowable production from the Brown Dolomite formation, is expected to add approximately 7 MMcf/d to the Company's natural gas volumes in 2000. Anadarko currently operates about 125 wells in the West Panhandle Field, where 1999 production averaged 27.2 MMcf/d of gas.
     A ruling by state regulators on Anadarko applications paved the way for an increased density drilling program in the shallow Red Cave Field of Moore County, Texas. Anadarko identified a portion of the field as an area with ineffective drainage from the existing single well 640-acre proration unit. Infill wells drilled during 1999 were done on 160-acre spacing. The Company drilled 18 infill wells during 1999, which resulted in combined year-end daily gas production of 5 MMcf/d. Anadarko has plans for additional infill drilling in the area for 2000, as well as working with the state to improve proration rules.

CENTRAL OKLAHOMA At year-end 1999, gross production from the 580 Golden Trend wells operated by the Company was 31 MMcf/d of gas and 3,500 BOPD. In the last five years, Anadarko has drilled about 70 wells in the Golden Trend, implemented a 40-acre infill drilling program and substantially increased its leasehold position. In 1999, Anadarko drilled the first of a large number of prospects that could increase reserves and production of oil and gas in the future. Anadarko completed two significant wells in the Bromide formation, which is a deeper zone. The Marchant A-2 was completed flowing 423 BOPD and 1.4 MMcf/d. The Bullwinkle A-1 flowed at an initial rate of 318 BOPD and 615 Mcf/d. The Bromide formation should add significant potential to this multi-pay producing area.
     Value is added to the Company's Golden Trend assets through the Anadarko-operated Antioch Gathering System. The system has 120 miles of pipe and connects over 220 wells in the area. During 1999, the Antioch system moved an average of 28 MMcf/d of gas.

PERMIAN BASIN In 1999, Anadarko drilled 67 wells, about half of which had been deferred in 1998 due to low commodity prices; the other half consisted primarily of development wells drilled on properties acquired in 1998. A total of 71 workover and recompletion wells were completed in 1999. These efforts added volumes that helped slow declining production during a time of depressed drilling activity. Net production from the Permian Basin for 1999 was 5.1 MMEEBs, which was the third consecutive year that volumes surpassed 5 MMEEBs. Net production for 1999 averaged 9,960 BOPD and 24 MMcf/d of gas. This compares to net production for 1998 of 11,900 BOPD and 25 MMcf/d of gas. The Permian Basin accounted for about 43% of the Company's total domestic oil production in 1999 and 40% of total domestic oil production in 1998.
     The North Shugart Field of Eddy County, New Mexico had renewed drilling activity during 1999, triggered by the successful recompletion of the Paton Federal B-1 well. This Bone Spring recompletion tested at an initial rate of 646 BOPD and 316 Mcf/d. Four 40-acre development offset wells were spud by year-end. Six additional Bone Spring wells are planned for 2000.
     In August 1999, Anadarko completed a property trade, that included more than 1,600 acres of potential waterflood property in the Snyder Field of Howard County, Texas. The exchange gives Anadarko control of 76 wells and production of 70 BOPD. These wells are located in an area where Anadarko has been carrying out successful waterflood operations for several years. Anadarko now operates over 2,200 acres in the Snyder Field with a 100% working interest. Anadarko also has an active drilling program in other areas of the Snyder Field. In late 1999, Anadarko drilled a total of 18 producing and 14 water injection wells on acreage that was acquired in 1998. This work is part of a multi-stage waterflood development plan. Well completion work and facility construction were ongoing at year-end.
     In other property transactions, the Company acquired 480 acres in the Revilo Field of Scurry County, Texas, which gives Anadarko access to leases in one of its core waterflood areas. In 1999, 13 successful wells were drilled on existing acreage in the Revilo Field where Anadarko owns a 100% working interest.
     Installation of equipment and infrastructure to develop the eastern extension of the Ketchum Mountain Clearfork Field in Irion County, Texas, progressed in 1999 and was about 80% complete at the end of the year. The area comprising this new reserve base, called the Ketchum Mountain East Clearfork Unit, was acquired in 1993. Since then, Anadarko has drilled more than 200 wells and extended the known limits of the reservoir. The Company is developing these reserves through waterflood recovery and is in the process of installing 26 miles of injection lines, constructing two injection plants, equipping water supply wells and converting wells for injection. Partial water injection has already begun. Peak field production in 1999 was 1,850 BOPD (gross). By comparison, production in 1993 was about 700 BOPD (gross). Anadarko owns an 89% working interest in the Ketchum Mountain Clearfork Unit and a 97% working interest in the extension area, the Ketchum Mountain East Clearfork Unit.
     As of December 31, 1999, Anadarko has interests in 228,000 gross (137,000 net) lease acres in the Permian Basin and operates about 2,700 active wells.

BOSSIER PLAY Activity in the Bossier Sand Play of Freestone County, Texas continued to accelerate in 1999. The Company spudded 90 wells in the Dew and Mimms Creek Fields during the year compared to 36 wells in 1998. Since 1996, when the Company's operations began in Freestone County, Anadarko has drilled more than 130 wells and has increased net production from zero to about 110 MMcf/d of gas at year-end 1999. During that time, Anadarko has drilled one dry hole, which translates to a success rate of more than 99%. The Company's average working interest in the wells completed to date is above 90%. Bossier wells are characterized by long reserve life and hyperbolic decline rates which means they start producing gas at an average rate of about 3 MMcf/d but decline rapidly to slightly less than 1 MMcf/d and last for many years. Some of Anadarko's gas wells in the Bossier Play tested at much higher initial rates in 1999: the Lancaster A-3 (26.0 MMcf/d); the Burgher D-1 (14.7 MMcf/d); the Stephens A-1R (13.7 MMcf/d); the Blair A-1 (13.2 MMcf/d); the English 8 (12.0 MMcf/d); and the Lane A-4 (11.1 MMcf/d). These wells should produce at higher rates than average.
     As of December 31, 1999, Anadarko had 18 rigs running in the play, up from six at the end of 1998. The Company expects to drill as many as 144 Bossier wells in 2000; as a result, net gas production should surpass expected net volumes from the Hugoton Field -- currently Anadarko's largest onshore gas field. Since Anadarko has yet to determine the full extent of the play, the Bossier holds the potential for the discovery of additional reserves. The Company's ability to drill and effectively stimulate the low permeability Bossier sandstone at reasonable costs is a key factor that may ultimately define the field limits. In addition, Anadarko is also developing reservoirs above the Bossier formation. The Company enhanced its leasehold position in 1999, adding more than 60,000 net acres. At year-end 1999, Anadarko held approximately 90,000 net acres in the play.
     Adding value to the Company's Bossier operations is the Dew Gathering System, which became operational in 1998. The system is comprised of 60 miles of pipeline connecting more than 100 wells in the Dew and Mimms Creek Fields. In 1999, Anadarko increased compression from 6,000 horsepower to 8,400 horsepower, which has allowed field volumes to increase. The Dew Gathering System is connected to three different transmission pipelines, allowing the Company to swing gas between buyers in order to optimize margins.
     In 1999, the Company acquired properties in the Beargrass Field of Freestone and Leon counties. The purchase covered 8,800 gross acres and included 29 active wells with net daily production of 6.5 MMcf/d of gas and 1.2 MMEEBs of proven net reserves.

LOUISIANA Anadarko's activities in the Bossier Play of East Texas expanded into Northern Louisiana with the acquisition of properties in Vernon Field of Jackson Parish, Louisiana. The purchase included 16 active Bossier wells, plus one Hosston well, with daily net gas production of 5.9 MMcf/d. An infill drilling program is planned for 2000.

COAL-BED METHANE Anadarko is developing coal-bed methane acreage in the Helper Field, located in Carbon County, Utah. During 1999, Anadarko drilled 32 wells on state and private leases, increasing the number of producing wells to 71. At year-end 1999, the Helper Field was producing 10.9 MMcf/d (gross) of gas. Production continues to increase and recently surpassed 16 MMcf/d (gross) of gas. An Environmental Impact Statement (EIS) was completed on the Company's 10,600 gross acres on federal land within the Helper Field. Completion of the EIS will allow Anadarko to continue its development plans in the Helper Field, which are expected to include the drilling of up to 46 wells over the next two years. Anadarko has a 100% working interest in the project.
     Anadarko also drilled two exploratory coal-bed methane wells at the Clawson Springs prospect, located 12 miles southwest of Helper, in which it has a 100% working interest. Additional wells may be drilled at Clawson Springs during 2000, contingent upon further evaluation of the exploratory wells.

GATHERING AND PROCESSING

GAS GATHERING Anadarko owns and operates four major gas gathering systems in the nation's mid-continent area, where the Company has substantial gas production. The systems are: the Antioch Gathering System in the Southwest Antioch Field of Oklahoma; the Sneed System in the West Panhandle Field of Texas; the Hugoton Gathering System in southwest Kansas; and the Dew Gathering System in East Texas. In July 1999, Anadarko sold its Hemphill Gathering System along with producing properties. The divestiture included 70 wells and the 55-mile gas gathering system located in Hemphill County, Texas.
     The Company's gathering systems have more than 2,400 miles of pipeline connecting about 2,000 wells and have more than 600 MMcf/d of gas gathering capacity. In addition, Anadarko operates seven other smaller gas gathering systems.

GAS PROCESSING The Company processes gas at various third-party plants under agreements generally structured to provide for the extraction and sale of NGLs in efficient plants with flexible commitments. The Company has agreements with six plants in the mid-continent area and eight plants in the gulf coast area. Anadarko's strategy to aggregate gas through Company-owned and third-party gathering systems allows Anadarko to secure processing arrangements in each of the regions where the Company has significant production.

ALASKA

OVERVIEW Anadarko is active in two geographic areas in Alaska -- the North Slope and the Cook Inlet of south central Alaska. Overall, the Company had interests in 767,000 gross (290,000 net) lease acres in Alaska at year-end 1999. In addition, Anadarko is awaiting transfer of ownership of 628,000 gross leases covering lands in the National Petroleum Reserve-Alaska (NPRA), for which rights were acquired in 1999.

NORTH SLOPE Preparing for first production from the Alpine Field, which is expected to begin in the third quarter of 2000, was the focus of Anadarko's North Slope activities in 1999. Construction was completed on production modules built in Corpus Christi, Texas, and Nikiski, Alaska. These modules were delivered to a staging area on the North Slope during the fourth quarter of 1999. The modules are being transported via sea-ice route to their final location at the Alpine site in early 2000. The first of two gravel pads was completed during 1999, which will be able to support year-round drilling activity. Drilling is underway on the 120 well program planned for the field.
     In July 1999, Anadarko announced the Fiord discovery, an accumulation of oil just north of Alpine. The Fiord No. 5 exploration well encountered a 60-foot vertical section of oil-bearing sand in a Jurassic-aged reservoir and a 15-foot vertical section of oil-bearing sand in the Kuparuk formation. Subsequent flow tests yielded 2,500 BOPD of 30-degree API gravity oil and 1.2 MMcf/d of gas. The Fiord No. 4 well, two miles northeast of the Fiord No. 5 well, also encountered an oil-bearing Jurassic reservoir. A 3-D seismic acquisition program should help determine the economic viability of the discovery, as well as future development plans. The Fiord discovery could become the first satellite field to Alpine. The fact that the accumulation could be developed under an existing state-approved unit -- the Colville River Unit -- could expedite development.
     Another key project that began during 1999 was the construction of a pipeline connecting Alpine to the Trans Alaska Pipeline System (TAPS) via the Kuparuk Field gathering system. The project consists of a 34-mile elevated pipeline and will provide a conduit for Alpine oil via TAPS to the Port of Valdez. Anadarko has a 22% working interest in both the Alpine and Fiord projects.
     Anadarko expanded its North Slope acreage position substantially during 1999 after participating in a federal lease sale held in May 1999 in Anchorage, Alaska. The Company acquired 99 tracts covering more than 628,000 acres (gross) in the NPRA. Anadarko joined forces with ARCO Alaska on 92 of the bids and bid alone on the remaining seven tracts. The Company's net investment on the 99 bids was $16.5 million. The Anadarko/ARCO partnership was the top bidder at the sale, investing a combined total of $70.5 million. In the 92 tracts acquired in conjunction with ARCO, Anadarko owns a 22% interest. Anadarko has a 100% interest in the other seven tracts and will serve as operator. Altogether, the Company has access to about 4.5 million gross acres of exploration acreage throughout the state.
     In addition to an active development program in the Alpine Field, Anadarko also continued with its exploration program on the North Slope during 1999. The Company has more than a dozen mapped and leased prospects, including four within the NPRA that received federal approval to begin drilling in January 2000. ARCO Alaska has filed eight notices of staking with the Bureau of Land Management identifying the precise location of Company operations on these prospects, which were identified through integrated geological and 3-D seismic interpretations. The partners expect to drill three exploration wells on the North Slope during 2000.

COOK INLET In 1999, Anadarko completed a long-term test to confirm the potential commerciality of its 1998 discovery at the Lone Creek No. 1 well on the Moquawkie prospect. The results verified significant areal extent for the reservoir, which tested at initial flow rates of 10.6 MMcf/d of gas from 53 feet of perforations at approximately 2,400 feet. The Lone Creek No. 1, which is Anadarko's first Company-operated well in Alaska, also encountered several other possible gas zones totaling about 180 feet of net pay. These zones have yet to be tested. Anadarko and ARCO Alaska each hold a 50% interest in the discovery. The partners hold approximately 56,000 gross lease acres in the Moquawkie area and completed a wetlands survey in preparation for determining a possible pipeline route from the field to a nearby gas pipeline system in 1999.

OFFSHORE -- GULF OF MEXICO

OVERVIEW At year-end 1999, about 12% of the Company's proved reserves were located offshore in the Gulf of Mexico. Net production volumes in 1999 from these properties averaged 132 MMcf/d of gas and 6,100 barrels of oil, condensate and NGLs per day. At year-end 1999, Anadarko owned an average 54% working interest in 161 leasehold blocks representing 202,000 gross (71,000 net) acres in developed properties and 704,000 gross (402,000 net) acres in undeveloped properties in the Gulf of Mexico. The accompanying map illustrates the Company's undeveloped and developed net acres, number of producing net wells and other data relevant to its offshore properties.

EXPLORATION Anadarko is active in exploration projects in conventional, sub-salt and deepwater plays in the Gulf of Mexico. In 1999, the Company drilled 3 offshore sub-salt wells, all of which were unsuccessful below the salt.
     One of these wells found a natural gas accumulation above the salt at the Garnet prospect (East Cameron Block 347) offshore Louisiana. The well is expected to be connected via a sub-sea completion to the Company's East Cameron 359 platform three miles to the south. During the first quarter of 2000, the well tested at 13 MMcf/d of gas and 335 barrels of condensate per day (BCPD). The well is estimated to be capable of producing approximately 20 MMcf/d of gas with first sustained production scheduled for the second quarter of 2000. Anadarko has a 100% working interest in the Garnet prospect.
     In July 1999, the Company announced an agreement with Texaco that essentially doubled its acreage position in the Gulf of Mexico's sub-salt fairway. Under the agreement, Anadarko acquired the rights to future exploration on 82 lease blocks in which Texaco has interests. The tracts are located offshore Louisiana in water depths ranging from 85 feet to 2,400 feet and cover approximately 400,000 gross acres. Anadarko's working interests in new prospects that it identifies and drills will vary, depending on current Texaco partners. As part of the agreement, Texaco has the option to retain a working interest in each exploratory prospect by participating in the initial exploration well drilled by Anadarko. Texaco has an average working interest of 50% in the 82 blocks that are subject to the agreement. Seismic depth imaging is currently being processed on 40 of the blocks and Anadarko is evaluating about 80 prospects and leads identified thus far. As of year-end 1999, Anadarko had been assigned 44 of the Texaco blocks.
     In addition, the Company also has interests in 34 deepwater lease blocks on which 19 prospects and leads have been identified. During 2000, Anadarko plans to drill its Marco Polo deepwater prospect, located on Green Canyon Block 608 in 4,300 feet of water.

DEVELOPMENT Anadarko's work program in 1999 was focused primarily on construction of production facilities to develop the 1998 sub-salt discoveries at Tanzanite (Eugene Island Block 346) and Hickory (Grand Isle 116/110). The deck and jacket for the Tanzanite Field is being built in Corpus Christi, Texas. The platform will have a capacity of 200 MMcf/d of gas and 15,000 BOPD. During 1999, Anadarko drilled six additional wells/sidetracks to determine the extent of the Tanzanite Field. Additional seismic processing and drilling will be required to further delineate the field. First production is expected in the fourth quarter of 2000. Anadarko holds a 100% working interest in the Tanzanite project.
     Construction on the Hickory platform began in 1999. The platform is being built in Houma, Louisiana, and will have the capacity to produce 300 MMcf/d of gas and 15,000 BOPD. A second well at Hickory was successfully drilled during 1999, encountering 160 feet of net gas pay. A third well was spud in January 2000 and is currently drilling. First production from the Hickory discovery is expected in the fourth quarter of 2000. Anadarko serves as operator of Hickory and has a 50% working interest.
     Anadarko initiated projects in 1999 to increase production from two of the Company's major development areas in the Gulf of Mexico. At the Matagorda Island 622/623 Complex, the C-7 well began drilling in September 1999 and was successfully completed during the first quarter of 2000. This well is currently flowing 80 MMcf/d of gas and has increased gross field gas production from 215 MMcf/d to 295 MMcf/d. A second well will be spud in the first quarter of 2000. Three significant recompletion projects were conducted at Matagorda Island 622/623 during 1999, including the A-4 well which tested 25.8 MMcf/d of gas and

                                 [OFFSHORE MAP]

                                                                 NET          NET          NET
                                                              DEVELOPED   UNDEVELOPED   PRODUCING
                                                                ACRES        ACRES        WELLS
                                                              ---------   -----------   ---------
OFFSHORE
  United States
     Florida................................................       --        39,827        --
     Louisiana..............................................   36,883       251,930        33
     Mississippi............................................       --        16,594        --
     Texas..................................................   34,351        93,656        28

328 BCPD. For 1999, the Company's net gas production at the complex averaged 84 MMcf/d, which compares to 83 MMcf/d in 1998. Anadarko holds a 37.5% working interest in the block.
     During the first quarter of 2000, a new well was successfully completed at the Agate Field (Ship Shoal Block 361). This well was designed to restore production to the field that has been disrupted since May 1999. The well is currently flowing about 10 MMcf/d of gas. Production is tied back via a sub-sea completion to the Mahogany platform (Ship Shoal Block 349/359) about six miles to the east. Additional work programs at the Mahogany platform during 1999 included drilling two development wells in a shallower gas formation above the main "P" sand. The A-8 well flowed 4.5 MMcf/d of gas while the A-10 well tested
4.1 MMcf/d of gas. The A-1 sidetrack well will be spud during the first quarter of 2000. This well is designed to restore production to the A-1 well. Gross production from the Mahogany platform -- including volumes from the Agate
Field -- averaged 10,600 BOPD and 25 MMcf/d of gas during 1999 compared to 12,800 BOPD and 28 MMcf/d of gas in 1998. Anadarko has a 50% working interest in the Agate Field and a 37.5% working interest in the Mahogany Field.
     During the third quarter of 1999, a successful development well was drilled in the Galveston Block 333 Field. The A-3 well tested 6.1 MMcf/d of gas. Anadarko has a 44.1% working interest in the Galveston Block 333 Field. Also during 1999, recompletion projects designed to increase production were successfully carried out at the Galveston Block 333, Matagorda Island Block 587, High Island Block A 365, Vermilion Block 78 and East Cameron Block 157 Fields.
     During the first quarter of 2000, two additional wells were successfully recompleted in the High Island Block A365 Field. The B-1 well was recompleted to the "BN-4" sand and tested at 1,744 BOPD and 2.2 MMcf/d of gas. The B-3 well was recompleted to the "BN-3" sand and tested at 21 MMcf/d of gas and 1,622 BCPD. Anadarko serves as the operator of the field and has a 34% working interest.

PROPERTIES AND ACTIVITIES -- INTERNATIONAL

OVERVIEW Over the past few years, Anadarko has devoted a portion of its capital expenditures to international ventures. Currently, the majority of expenditures for international projects is devoted to continuing development of discoveries in Algeria. Exploration activities are also being conducted in Tunisia and the North Atlantic Margin, as well as in other prospective areas around the world. See Additional Factors Affecting Business -- Foreign Operations Risk under Item 7 of this Form 10-K.

ALGERIA Anadarko's largest international venture involves development of liquid hydrocarbons discovered by the Company in Algeria's Sahara Desert. Since 1989, Anadarko has drilled 47 productive wells (12 exploration and 35 delineation/development) and has submitted detailed development plans (called Commerciality Reports) for 12 fields in Algeria. The Company has proved reserves in Algeria of 289 MMBbls (net) of crude oil as of year-end 1999, up 18% from 245 MMBbls (net) at year-end 1998. The Company estimates that more than 2.0 billion barrels (gross) of crude oil and condensate have been discovered to date.
     As of December 31, 1999, the Company's cumulative net investment in Algeria was $514 million (including capitalized interest and overhead), of which $64 million was spent in 1999. Anadarko's net investment was reduced during the year by the proceeds from the sale of properties discussed below. Anadarko plans to invest about $135 million in Algeria in 2000. At the end of 1999, the Company had 2.0 million gross (0.9 million net) acres in Algeria.
     In 1999, Anadarko completed 11 development wells on Blocks 404 and 208. Of the 11 wells drilled in 1999, all were productive.
     The accompanying map illustrates the Company's developed and undeveloped acreage, number of productive wells and other data relevant to its properties in Algeria.
     Anadarko's interest in the production sharing agreement (PSA) is 50% before participation at the exploitation stage by SONATRACH, the national oil and gas enterprise of Algeria. The Company has two partners, each with a 25% interest in the Algerian venture, also prior to participation by SONATRACH; they are LASMO Oil (Algeria) Limited, a wholly-owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly-owned subsidiary of Maersk Olie Og Gas AS, a company in the Danish A.P. Moller group. Under the terms of the PSA, liquid hydrocarbons that are discovered, developed and produced will be shared by SONATRACH, Anadarko and its two partners. SONATRACH is responsible for 51% of development and production costs. In addition, Anadarko and its partners are entitled to recover a portion of exploration costs

                                 [ALGERIA MAP]

ALGERIA

     Undeveloped Acreage -- 1.8 million acres (0.9 million net to Anadarko) Developed Acreage (HBNS,HBN and Ourhoud Fields) -- 160,000 acres (27,000 net to Anadarko)

     Productive Wells -- 47 (17 net to Anadarko)

     Fields discovered to date shown graphically
        HBN Field
        HBNS Field*
        HBNSE Field
        RBK Field
        QBN Field
        BKE Field
        BKNE Field
        OURHOUD Field (formerly Qoubba)*
        EKT Field
        EMN Field
        EMK Field
        EME Field

     Blocks shown graphically
        404*
        208
        211

     *Drilling activities were conducted in these areas in 1999.

out of production in the exploitation phase. SONATRACH is the beneficial owner of 9.5% of Anadarko's outstanding common stock.
     First oil production began in May 1998, from Stage I facilities at the Hassi Berkine South (HBNS) Field. Oil produced from the HBNS Field is sold as Saharan Blend, a very high quality crude that provides refiners with large quantities of premium products such as jet and diesel fuel. Production from the HBNS Field averaged 50,100 BOPD (gross) in 1999 compared to 21,100 BOPD (gross) in 1998, the first year of production. Production volumes, however, were limited as a result of Organization of Petroleum Exporting Countries (OPEC) quotas and an equipment failure at the Central Production Facility (CPF) in July 1999. As a result of the incident, which involved the mechanical failure of a turbine unit used to reinject natural gas back into the reservoir, production was halted for seven days. Limited production was restored until the problem was corrected ahead of schedule about two months later. Full production and gas injection operations resumed on October 6, 1999. During 1999, about 6.2 MMBbls of oil were produced net to Anadarko compared to 1.4 MMBbls during 1998.
     In September 1999, Anadarko and SONATRACH signed an agreement awarding the Engineering, Procurement and Construction (EPC) contract for Stage II production facilities at the HBNS Field to Brown & Root-Condor (BRC), a company jointly owned by Brown & Root (a subsidiary of the Halliburton Company) and affiliates of SONATRACH. The project involves a number of elements, including construction of a crude oil process train capable of handling 75,000 BOPD. With completion expected in 2001, the capacity of the HBNS Field will increase to 135,000 BOPD. The contract also covers installation of field gathering systems to bring crude oil from the field to the CPF, and to distribute water and natural gas back to the field for reinjection in selected wells. An accompanying system to be built will have capacity to handle 50,000 barrels of produced water per day, produce additional make-up water, and have the capacity to inject up to 135,000 barrels per day back into the HBNS reservoir, increasing the recovery of oil. Under the terms of the EPC contract, a gas separation, compression and re-injection system will be installed, capable of handling 700 MMcf/d of gas production.
     In December 1999, Anadarko and SONATRACH exercised one of two fixed-price options available to them under the EPC contract with BRC that provides for the development of the Hassi Berkine (HBN) Field just north of the HBNS Field. The option covers construction of a crude oil production train with the capacity to process 75,000 BOPD, and the installation of a gathering system, injection lines and facilities for crude oil storage and export. The HBN Field is located on Block 404 (operated by the Anadarko/SONATRACH Association) and on Block 403 (operated by the Agip/SONATRACH Association). The HBN Field will be unitized between the two associations. Development costs, including costs under the EPC option, and production sharing will be 74.5% for the Anadarko/SONATRACH Association on a preliminary basis. This percentage is subject to future redetermination.
     The HBN facilities are expected to be completed in early 2002. At that time, a total of three production trains (including Stage I, which has a gross production capacity of 60,000 BOPD) will be operating at the CPF, giving the facility total crude oil production capacity of 210,000 BOPD (gross). Development drilling in the HBN Field is expected to begin in 2000.
     The EPC contract signed in September 1999 includes one future fixed-price option for the construction of a fourth production train, with a capacity of 75,000 BOPD (gross) to develop the "satellite" fields on Block 404; these include the Hassi Berkine South East Field (HBNSE), the Rhourde Berkine Field
(RBK), the Qoubba North Field (QBN) and the Berkine Northeast Field (BKNE), all of which are near the HBNS Field. This option expires November 1, 2000 and has not yet been exercised.
     During the third quarter of 1999, Anadarko and partners requested bids for the EPC contract to develop the Ourhoud (ORD) Field -- previously known as Qoubba -- at the southern end of Block 404. Bids have been received and are being evaluated. The Company expects to sign the contract in 2000 with first production scheduled for 2002. The Exploitation License granted by the Algerian authorities for development of the ORD Field, which is Anadarko's largest discovery in Algeria, provides for peak production rates of about 230,000 BOPD (gross). Situated in the southern portion of Block 404, the ORD Field extends onto Block 406a, operated by the Cepsa/SONATRACH Association, and onto Block 405, operated by the Burlington Resources/SONATRACH Association. The preliminary allocation of development and production costs to the Anadarko/SONATRACH Association is 37.5%. This percentage is subject to future redetermination. Anadarko, Cepsa and Burlington Resources are participating in development work on the Field in partnership with SONATRACH. To date, a total of 16 successful wells have been drilled in the ORD Field and development drilling will continue in 2000.
     Anadarko also has several fields further south on Block 208; these include the El Merk Field (EMK), the El Kheit Et Tessekha Field (EKT), the El Merk East Field (EME) and the El Merk North Field (EMN). Initial development plans for these more recent discoveries were submitted in 1998 and are being finalized. Design work has begun, and these production facilities are expected to be built in the 2003-2005 time frame.
     During 1999, Anadarko sold its interests in Blocks 401a and 402a, operated by BHP Petroleum Company. The properties were sold to Agip Algeria Exploration B.V., a wholly-owned subsidiary of ENI, for a total of $84.7 million net to Anadarko. Anadarko held a 27.5% interest in the blocks. The final sale is subject to the approval of the state authorities of Algeria.
     Anadarko was notified in 1998 that SONATRACH believes that Anadarko and its partners are not entitled to share in future production from four wells which were drilled in the second half of 1998; the EMN No. 3, EME No. 4, EKT No. 3 and HBNS No. 16 wells. Anadarko strongly disagrees with SONATRACH'S position. SONATRACH said its position is based on a view that the productive intervals in these wells are not connected to reservoirs previously discovered by Anadarko and its partners. The Company's position is that Anadarko and its partners should share in reserves and future production from these four wells because the wells were drilled according to the terms of the PSA with proper approval from SONATRACH, and because the four wells were drilled to delineate or develop discoveries previously made. Nevertheless, the potential reserves, future production and potential value related to these wells are not significant to the overall reserves, expected future production or overall value of Anadarko's Algeria project. Anadarko and SONATRACH continue to discuss the status of these wells and the resolution of this dispute.
     Political unrest continues in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 2000 and beyond. However, the situation has not had any material effect to date on the Company's operations.

TUNISIA During 1999, the Company secured a 33.3% interest in the 1.4 million acre Anaguid Block in the Ghadames Basin of Tunisia, which will revert to a 16.67% interest if ETAP (Tunisia's national oil company) exercises its option to back into the project. The interest is subject to approval by the Tunisian government. On December 1, 1999, Anadarko officially assumed operatorship. Anadarko believes that the acreage is on trend with its discoveries in Algeria to the west and that it holds the potential for the discovery of Triassic-aged oil fields. In 1999, drilling operations were completed on the AMG No. 1 well.
     Just south of the Anaguid Block, Anadarko has a 50% working interest in the Jenein Nord Block prior to back-in by ETAP. During 1999, the Company completed a 2-D seismic acquisition program on part of the 384,000 acre (gross) block, which is also contiguous with Blocks 401a and 402a in Algeria to the west and contiguous with the Anaguid Block to the north. The partners are currently evaluating exploration prospects. Exploration drilling is expected to begin in 2000.

NORTH ATLANTIC MARGIN In 1999, Anadarko and its partners drilled an exploratory well on Tranche 61 northwest of the Shetland Islands in the North Atlantic Ocean. The Company has a 7.5% interest in Tranche 61, which covers 172,000 gross acres. Anadarko has a 50% interest in nearby Tranche 63 (260,000 gross acres) and a 20% interest in Tranche 21 (320,000 gross acres) west of Scotland. In addition, the Company has secured a 33% interest in two concession areas west of Ireland covering more than 450,000 gross acres.

ERITREA During 1999, Anadarko reported that its third exploration well offshore Eritrea was unsuccessful. Based on these results, as well as those from two unsuccessful exploration wells drilled previously, the Company elected not to continue its exploration efforts in the area. Anadarko was operator and held a 50% interest.

DRILLING PROGRAMS

     The Company's 1999 drilling program again focused on known oil and gas provinces onshore and offshore North America and Algeria. Onshore activity was concentrated in Alaska and East Texas. Exploration activity consisted of 11 wells onshore in the U.S., three wells offshore in the Gulf of Mexico, two wells in Eritrea, one well in the North Atlantic Margin and one well in Tunisia. Development activity included 166 wells onshore in the U.S., five wells offshore in the Gulf of Mexico and 11 wells in Algeria.

DRILLING STATISTICS

     The following table shows the results of the oil and gas wells drilled and tested:

                                NET EXPLORATORY                  NET DEVELOPMENT
                         ------------------------------   ------------------------------
                         PRODUCTIVE   DRY HOLES   TOTAL   PRODUCTIVE   DRY HOLES   TOTAL   TOTAL
                         ----------   ---------   -----   ----------   ---------   -----   -----
1999
United States                8.4         3.5      11.9      125.6        15.7      141.3   153.2
Algeria                       --          --        --        1.9          --        1.9     1.9
Eritrea                       --         1.0       1.0         --          --         --     1.0
North Atlantic                --         0.1       0.1         --          --         --     0.1
Tunisia                       --         0.3       0.3         --          --         --     0.3
                            ----        ----      ----      -----        ----      -----   -----
Total                        8.4         4.9      13.3      127.5        15.7      143.2   156.5
                            ----        ----      ----      -----        ----      -----   -----

1998
United States                7.1        13.1      20.2      245.1        30.4      275.5   295.7
Algeria                      5.1         1.1       6.2        2.0         0.5        2.5     8.7
Eritrea                       --         0.5       0.5         --          --         --     0.5
                            ----        ----      ----      -----        ----      -----   -----
Total                       12.2        14.7      26.9      247.1        30.9      278.0   304.9
                            ----        ----      ----      -----        ----      -----   -----

1997
United States                6.1         3.1       9.2      433.8        50.9      484.7   493.9
Algeria                      3.8         2.0       5.8        0.7          --        0.7     6.5
                            ----        ----      ----      -----        ----      -----   -----
Total                        9.9         5.1      15.0      434.5        50.9      485.4   500.4
                            ----        ----      ----      -----        ----      -----   -----

     The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 1999:

                                                       UNITED
                                                       STATES        ALGERIA        TOTAL
                                                    ------------   -----------   ------------
                                                    GROSS   NET    GROSS   NET   GROSS   NET
                                                    -----   ----   -----   ---   -----   ----
WELLS IN THE PROCESS OF DRILLING OR IN ACTIVE
  COMPLETION
  Exploration                                           6    4.4      --    --       6    4.4
  Development                                          34   29.7       2   0.3      36   30.0
WELLS SUSPENDED OR WAITING ON COMPLETION
  Exploration                                           4    2.4      --    --       4    2.4
  Development                                          81   63.6       5   0.5      86   64.1

PRODUCTIVE WELLS

     As of December 31, 1999, the Company owned productive wells as follows:

                                                  UNITED STATES     ALGERIA         TOTAL
                                                  -------------   -----------   -------------
                                                  GROSS    NET    GROSS   NET   GROSS    NET
                                                  -----   -----   -----   ---   -----   -----
Oil wells*                                        5,121   2,838      47   17    5,168   2,855
Gas wells*                                        2,715   2,178      --   --    2,715   2,178
                                                  -----   -----   -----   --    -----   -----
Total                                             7,836   5,016      47   17    7,883   5,033
                                                  -----   -----   -----   --    -----   -----
---------------
* Includes wells containing multiple completions
  Oil wells                                          74      26      --   --       74      26
  Gas wells                                         230     135      --   --      230     135

SEGMENT AND GEOGRAPHIC INFORMATION

     Information on operations by segment and geographic location is contained in Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

EMPLOYEES

     As of December 31, 1999, the Company employed 1,431 persons. The Company's employees are not represented by any union. Relations between the Company and its employees are considered to be satisfactory and the Company has had no work stoppages or strikes.

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

CAPITAL SPENDING

     See Capital Expenditures, Liquidity and Long-term Debt under Item 7 of this Form 10-K.

RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     Anadarko's ratios of earnings to fixed charges for the years ended December 31, 1999, 1998 and 1997 were 1.77, 0.05 and 3.04, respectively. The Company's ratios of earnings to combined fixed charges and preferred stock dividends for the years ended December 31, 1999, 1998 and 1997 were 1.53, 0.05, and 3.04, respectively. As a result of the Company's net loss in 1998, Anadarko's earnings did not cover fixed charges by $90 million and did not cover combined fixed charges and preferred stock dividends by $101 million.
     These ratios were computed by dividing earnings by either fixed charges or combined fixed charges and preferred stock dividends. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rentals. Preferred stock dividends are adjusted to reflect the amount of pretax earnings required for payment.

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

Background of Present Litigation FERC's ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC.
     Ultimately, the D.C. Circuit issued a decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997.
     Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $46.2 million (pretax) as of December 31, 1999.

FERC Proceedings Depending on future FERC orders, the Company could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy Corp) pending further potential review by FERC or the courts.

PanEnergy Litigation On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14 million (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $30.4 million (pretax) as of December 31, 1999. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pretax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 17, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction.

FERC Order of October 13, 1998 On October 13, 1998, FERC issued a final order on Anadarko's complaint. The order declares that Anadarko Production Company (now an affiliate of Duke Energy) is responsible as first seller for making refunds of Kansas ad valorem tax reimbursements collected from 1983 through August 1, 1985. The Company estimates this amount to be as much as $17 million. The Company is responsible to make refunds for reimbursements it collected as first seller from August 1, 1985 through 1988. On February 23, 2000, FERC clarified its prior order stating the Company must, in the first instance, make refunds for former subsidiaries of Anadarko Production Company. The Company estimates this amount to be as much as $27 million. The FERC order states that whether Anadarko Production Company or the Company is entitled to reimbursement from another party for the refunds ordered is a matter to be pursued in an appropriate judicial forum. On January 15, 1999, FERC issued an order denying a request for rehearing filed by PanEnergy and reaffirming the October 1998 order. FERC may, in the near future, issue an order based upon the above allocation regarding when the refunds must be paid and the specific refund amount. The issue of reimbursement will now be pursued in U.S. District Court. On April 16, 1999, the U.S. District Court ordered the parties to mediation. One session with the mediator has been held. The Court has also set the matter for trial on the May/June 2000 trial term. Supplemental motions for summary judgment have been filed by both parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

                            AGE AT END
           NAME             OF 2000                               POSITION
           ----             ----------                            --------
Robert J. Allison, Jr.          61       Chairman of the Board and Chief Executive Officer
John N. Seitz                   49       President and Chief Operating Officer
Charles G. Manley               56       Senior Vice President, Administration
Michael E. Rose                 53       Senior Vice President, Finance and Chief Financial Officer
Rex Alman III                   49       Vice President, Domestic Operations
Michael D. Cochran              58       Vice President, Exploration
Morris L. Helbach               55       Vice President, Information Technology Services and
                                         Chief Information Officer
James R. Larson                 50       Vice President and Controller
Richard A. Lewis                56       Vice President, Human Resources
J. Stephen Martin               44       Vice President and General Counsel
Mark L. Pease                   44       Vice President, Algeria
Gregory M. Pensabene            50       Vice President, Government Relations and Public Affairs

                            AGE AT END
           NAME             OF 2000                               POSITION
           ----             ----------                            --------
Albert L. Richey                51       Vice President and Treasurer
Richard J. Sharples             53       Vice President, Marketing
Bruce H. Stover                 51       Vice President, Worldwide Business Development
William D. Sullivan             44       Vice President, International Operations
A. Paul Taylor, Jr.             51       Vice President, Investor Relations
Donald R. Willis                50       Vice President, Corporate Services

     Mr. Allison was named Chairman and Chief Executive Officer effective October 1986. He has worked for the Company since 1973.
     Mr. Seitz was named President and Chief Operating Officer in 1999. He was named Executive Vice President, Exploration and Production, and a member of the Company's Board of Directors during 1997. He was named Senior Vice President, Exploration in 1995. He has worked for the Company since 1977.
     Mr. Manley was named Senior Vice President, Administration in 1993. He has worked for the Company since 1974.
     Mr. Rose was named Senior Vice President, Finance and Chief Financial Officer in 1993. He has worked for the Company since 1978.
     Mr. Alman was named Vice President, Domestic Operations, in 1997. Prior to that, he was Vice President, Operations, U.S. Onshore in 1995. He has worked for the Company since 1976.
     Dr. Cochran was named Vice President, Exploration in 1997. Prior to that, he was Manager of Technology and Exploration Studies. He has been with the Company since 1987.
     Mr. Helbach joined Anadarko in February 2000 as Vice President, Information Technology Services and Chief Information Officer. Prior to joining Anadarko, he was General Manager and Chief Information Officer for Information Systems at Conoco, Inc.
     Mr. Larson was named Vice President and Controller in 1995. He had served as the Company's Controller since 1986. He has worked for the Company since 1983.
     Mr. Lewis was named Vice President, Human Resources in 1995. He joined the Company in 1985 as Manager of Employee Relations.
     Mr. Martin was named Vice President and General Counsel in 1995. He joined the Company as an attorney in 1987.
     Mr. Pease was named Vice President, Algeria in 1998. Prior to this position, he served as General Manager, Algeria since 1993. He joined the Company in 1979 as an engineer.
     Mr. Pensabene joined Anadarko in 1997 as Vice President, Government Relations. In 1999, Public Affairs was added to his responsibilities. Prior to joining Anadarko, he was a partner in various law firms in Washington, D.C.
     Mr. Richey was named Vice President and Treasurer in 1995. He joined Anadarko as Treasurer in 1987.
     Mr. Sharples joined Anadarko as Vice President, Marketing, in 1993. Prior to joining Anadarko, he served as Vice President of Marketing with Maxus Energy Corporation.
     Mr. Stover was named Vice President, Worldwide Business Development, in 1998. He was named Vice President, Acquisitions in 1993. He has worked for the Company since 1980.
     Mr. Sullivan was named Vice President, International Operations in 1998. Prior to this position, he served as Vice President, Algeria since 1995. He has worked for the Company since 1981.
     Mr. Taylor was named Vice President of Investor Relations in 1999. Prior to this position, he served as Vice President, Corporate Communications since 1987. He has worked for the Company since 1986.
     Mr. Willis was named Vice President, Corporate Services in February 2000. Prior to this position, he was Manager, Corporate Services. He has worked for the Company since 1979.
     All officers of Anadarko are elected in April of each year at an organizational meeting of the Board of Directors to hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information on the market price and cash dividends declared per share of common stock is included in the Stockholders' Information in the Annual Report, which is incorporated herein by reference.
     As of December 31, 1999, there were 5,036 direct holders of Anadarko common stock. The following table sets forth the amount of dividends paid on Anadarko common stock during the two years ended December 31, 1999.

                             FIRST             SECOND              THIRD              FOURTH
                            QUARTER            QUARTER            QUARTER            QUARTER
thousands                   -------            -------            -------            --------
1999                        $6,026             $6,372             $6,374             $  6,378
1998                        $4,496             $6,029             $6,083             $  5,922

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

                            SELECTED FINANCIAL DATA

                                                               1999       1998       1997
millions except per share amounts                             ------     ------     ------
Revenues                                                      $701.1     $560.3     $675.1
Costs and expenses                                             522.2      567.6      469.8
Interest expense                                                74.1       57.7       41.0
Net income (loss) available to common stockholders            $ 31.7     $(49.3)    $107.3
Earnings (loss) per share -- basic                            $ 0.25     $(0.41)    $ 0.90
Earnings (loss) per share -- diluted                          $ 0.25     $(0.41)    $ 0.89

NET INCOME AND REVENUES For 1999, Anadarko reported net income available to common stockholders of $31.7 million, or 25 cents per share (diluted), compared to a 1998 net loss of $49.3 million, or 41 cents per share (diluted). Revenues for 1999 were up 25% to $701.1 million compared to 1998 revenues of $560.3 million. The increase in revenues and net income was due to a significant improvement in prices for crude oil and natural gas and an increase in Algeria oil production. Net income for 1999 also reflects lower operating expenses, offset partly by higher depreciation, depletion and amortization (DD&A) expense, administrative and general expense, interest expense and preferred stock dividends, compared to 1998. Anadarko's 1999 performance was also adversely affected by a non-cash charge of $24 million ($15.4 million after tax) related to impairments for exploration efforts in Eritrea and other international locations. Excluding the impairment, Anadarko had net income in 1999 of $47.0 million, or 37 cents per share (diluted). During 1998, a non-cash charge of $70 million ($45 million after taxes) was recorded to impair certain international exploration activity. Excluding the impairment, Anadarko's loss for 1998 was $4.7 million, or four cents per share (diluted).
     Anadarko's 1997 net income was $107.3 million, or 89 cents per share (diluted). Revenues for 1997 were $675.1 million. The decrease in revenues and net income in 1998 from 1997 was due to a steep decline in crude oil, natural gas and natural gas liquids (NGLs) prices, the international impairment, higher operating expenses, increased administrative and general costs, higher interest expense and preferred stock dividends.

                               COSTS AND EXPENSES

                                                               1999       1998       1997
millions                                                      ------     ------     ------
Operating expenses                                            $141.7     $160.5     $154.7
Administrative and general                                     102.9       94.9       73.6
DD&A                                                           218.1      204.5      198.8
Other taxes                                                     35.5       37.7       42.7
Impairments related to international properties                 24.0       70.0         --
                                                              ------     ------     ------
Total                                                         $522.2     $567.6     $469.8
                                                              ------     ------     ------

COSTS AND EXPENSES During 1999, Anadarko's costs and expenses (excluding the impairments) were flat with 1998. During 1999, costs and expenses were impacted by the following factors:
     (1) Operating expenses decreased $18.8 million (12%) due primarily to cost savings plans and the application of new technology to field production operations.
     (2) Administrative and general expenses were up $8.0 million (8%), reflecting lower capitalization of overhead primarily related to a full year of production in Algeria.
     (3) DD&A expense rose $13.6 million (7%) due primarily to an increase in the U.S. DD&A rate related to higher future development costs of reserves and a 5% increase in production volumes due primarily to Algeria.

     During 1998, Anadarko's costs and expenses (excluding the impairment) increased 6% over 1997 primarily due to increased levels of activity. 1998 costs and expenses were impacted by the following factors:
     (1) Operating expenses increased $5.8 million (4%) due to costs associated with the commencement of production in Algeria and the acquisition of oil and gas producing properties in the U.S.
     (2) Administrative and general expenses were up $21.3 million (29%), reflecting increased costs associated with first production in Algeria, expenses related to reducing future administrative and general costs and other expenses associated with the Company's growing workforce.
     (3) DD&A expense rose $5.7 million (3%) due primarily to the production volume increase.

                                INTEREST EXPENSE

                                                               1999       1998       1997
millions                                                      ------     ------     ------
Gross interest expense                                        $ 96.1     $ 82.4     $ 62.1
Capitalized interest                                           (22.0)     (24.7)     (21.1)
                                                              ------     ------     ------
Net interest expense                                          $ 74.1     $ 57.7     $ 41.0
                                                              ------     ------     ------

INTEREST EXPENSE Anadarko's gross interest expense has increased over the past three years due primarily to higher levels of borrowings for capital expenditures, including producing property acquisitions. Gross interest expense in 1999 was up 17% compared to 1998 primarily due to higher average borrowings in 1999. Gross interest expense in 1998 increased 33% compared to 1997 also primarily due to higher average borrowings during 1998. See Liquidity and Long-term Debt.

ANALYSIS OF VOLUMES AND PRICES

                       ANNUAL VOLUMES AND AVERAGE PRICES

                                                               1999       1998       1997
                                                              ------     ------     ------
NATURAL GAS (BCF)                                              169.8      176.7      178.7
  MMcf/d                                                         465        484        490
  Price per Mcf                                               $ 2.08     $ 1.92     $ 2.30

CRUDE OIL AND CONDENSATE
  UNITED STATES (MBBLS)                                        8,365      9,752      9,083
     MBbls/d                                                      23         27         25
     Price per barrel                                         $15.79     $11.44     $18.03
  ALGERIA (MBBLS)                                              6,218      1,374         --
     MBbls/d                                                      17          4         --
     Price per barrel                                         $18.23     $11.99         --
  TOTAL (MBBLS)                                               14,583     11,126      9,083
     MBbls/d                                                      40         30         25
     Price per barrel                                         $16.83     $11.51     $18.03

NATURAL GAS LIQUIDS (MBBLS)                                    6,568      6,640      5,467
  MBbls/d                                                         18         18         15
  Price per barrel                                            $13.40     $10.29     $14.64

TOTAL ENERGY EQUIVALENT BARRELS (MMEEBS)                        49.5       47.2       44.3

---------------

Bcf -- billion cubic feet
MBbls -- thousand barrels
MBbls/d -- thousand barrels per day
Mcf -- thousand cubic feet
MMcf/d -- million cubic feet per day
MMEEBs -- million energy equivalent barrels

NATURAL GAS Anadarko's natural gas production volumes in 1999 were down 4% compared to 1998 primarily due to natural depletion. The Company's average wellhead gas price in 1999 was up 8% over 1998. Anadarko's average wellhead gas price in 1998 had decreased 17% from 1997.
     Natural gas markets improved in 1999, with the Company's average price increasing from $1.92 per Mcf in 1998 to $2.08 per Mcf in 1999. The stronger prices were the result of lower nation-wide production volumes and higher gas demand, particularly from electric power generation facilities. Natural gas markets were volatile in 1998, with the Company's average monthly price fluctuating from a high of $2.16 per Mcf in January 1998 to a low of $1.55 per Mcf in September 1998. Anadarko employs marketing strategies to help manage production and sales volumes and mitigate the effect of the price volatility, which is likely to continue in the future. See Use of Derivatives under Item 7A of this Form 10-K.

                QUARTERLY NATURAL GAS VOLUMES AND AVERAGE PRICES

                                                                 1999      1998      1997
                                                                 -----     -----     -----
FIRST QUARTER
  Bcf                                                             44.0      44.0      42.3
  MMcf/d                                                           489       489       470
  Price per Mcf                                                  $1.59     $2.02     $2.66
SECOND QUARTER
  Bcf                                                             42.0      42.2      43.8
  MMcf/d                                                           461       463       481
  Price per Mcf                                                  $1.95     $1.98     $1.85
THIRD QUARTER
  Bcf                                                             41.9      45.7      45.4
  MMcf/d                                                           456       497       494
  Price per Mcf                                                  $2.40     $1.82     $2.02
FOURTH QUARTER
  Bcf                                                             41.9      44.8      47.2
  MMcf/d                                                           456       487       513
  Price per Mcf                                                  $2.40     $1.88     $2.67

CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS Due primarily to growth in Algeria production, Anadarko's crude oil and condensate production in 1999 increased 31% from 1998. The 1998 oil and condensate production volumes increased 22% compared to 1997, due primarily to initial production from Algeria and an acquisition of producing properties in central Oklahoma. Production of oil usually is not affected by seasonal swings in demand or in market prices.
     Anadarko's average crude oil price for 1999 increased 46% compared to 1998. The improvement in crude oil prices for 1999 was due in large part to a decrease in the production quotas among the Organization of Petroleum Exporting Countries
(OPEC). Crude oil prices in 1998 were down 36% compared to 1997.
     The Company's NGLs sales volumes in 1999 were essentially flat compared to 1998. NGLs sales volumes in 1998 increased 21% compared to 1997 primarily due to the restructuring of processing agreements in late 1997. The 1999 average NGLs price was up 30% compared to 1998. By comparison, 1998 NGLs prices were 30% below 1997. NGLs production is dependent on natural gas prices and the economics of processing the natural gas volumes to extract NGLs.

MARKETING STRATEGIES

NATURAL GAS The U.S. natural gas market has grown significantly throughout the last 10 years and management believes continued growth to be likely. Natural gas prices have been extremely volatile and are expected to continue to be so. Management believes the Company's excellent portfolio of exploration and development prospects should position Anadarko to continue to participate in this growth. Anadarko's wholly-owned marketing subsidiary -- Anadarko Energy Services Company (AES) -- is a full-service marketing company offering supply assurance, competitive pricing and services tailored to its customers' needs. Most of the Company's gas production is sold through AES. AES also purchases and sells third-party gas in the Company's market areas.
     AES sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. AES has expanded its marketing capabilities to move larger volumes of gas into and out of the "daily" gas market to take advantage of any price volatility. Included in this strategy is the use of leased natural gas storage facilities and various hedging strategies to better manage price risk associated with natural gas sales. See Use of Derivatives under Item 7A of this Form 10-K.

CRUDE OIL AND CONDENSATE Anadarko's revenues are derived from production in the U.S. and Algeria. Presently, most of the Company's U.S. crude oil production is sold on 30-day "evergreen" contracts with prices based on postings plus a premium. Oil from the HBNS Field in Algeria is lifted by tanker load and sold as Saharan Blend to customers primarily in the Mediterranean area. Saharan Blend is a very high quality crude that provides refiners with large quantities of premium products like high quality jet and diesel fuel. AES purchases and sells third-party crude oil and condensate in the Company's domestic and international market areas.

GAS GATHERING SYSTEMS AND PROCESSING Anadarko's investment in gas gathering operations allows the Company to better manage its gas production, improve ultimate recovery of reserves, enhance the value of gas production and expand marketing opportunities. The Company has invested $126 million to build or acquire gas gathering systems over the last five years. Anadarko owns and operates four major gas gathering systems in the Company's core producing areas. In 1999, Anadarko sold its Hemphill Gathering System in southwest Kansas. The Company's overall gas gathering capacity is more than 600 MMcf/d and serves about 2,000 wells. Approximately 90% of the gas flowing through these systems is from Anadarko-operated wells.
     The Company processes gas at various third-party plants under agreements generally structured to provide for the extraction and sale of NGLs in efficient plants with flexible commitments. The Company has agreements with six plants in the mid-continent area and eight plants in the gulf coast area. Anadarko's strategy to aggregate gas through Company-owned and third-party gathering systems allows Anadarko to secure processing arrangements in each of the regions where the Company has significant production.

OPERATING RESULTS

DRILLING ACTIVITY During 1999, Anadarko participated in a total of 200 gross wells, including 52 oil wells, 122 gas wells and 26 dry holes. This compares to 402 gross wells (192 oil wells, 149 gas wells and 61 dry holes) in 1998 and 646 gross wells (401 oil wells, 182 gas wells and 63 dry holes) in 1997. The decline in activity during 1999 and 1998 is a direct result of lower commodity prices.
     The Company's 1999 exploration and development drilling program is discussed in Properties and Activities under Item 1 of this Form 10-K.

                           DRILLING PROGRAM ACTIVITY

                                                               GAS      OIL     DRY     TOTAL
                                                              -----    -----    ----    -----
1999 EXPLORATORY
  Gross                                                           9        1       8       18
  Net                                                           8.2      0.2     4.9     13.3
1999 DEVELOPMENT
  Gross                                                         113       51      18      182
  Net                                                          98.8     28.7    15.7    143.2
1998 EXPLORATORY
  Gross                                                           8       13      24       45
  Net                                                           6.1      6.1    14.7     26.9
1998 DEVELOPMENT
  Gross                                                         141      179      37      357
  Net                                                         121.0    126.1    30.9    278.0

---------------

Gross: total wells in which there was participation.
Net: working interest ownership.

RESERVE REPLACEMENT Drilling activity is not the best measure of success for an exploration and production company. Anadarko focuses on growth and profitability. Reserve replacement is the key to growth and future profitability depends on the cost of finding oil and gas reserves, among other factors. The Company believes its performance in both areas is excellent. For the 18th consecutive year, Anadarko more than replaced annual production volumes with proved reserves of natural gas, crude oil, condensate and NGLs, stated on an energy equivalent barrel (EEB) basis.
     During 1999, Anadarko's worldwide reserve replacement was 213% of total production -- which reached a record of 49.5 MMEEBs. The Company's worldwide reserve replacement in 1998 was 581% of total production of 47.2 MMEEBs. The Company's worldwide reserve replacement in 1997 was 341% of total production. Over the last five years, the Company's annual reserve replacement has averaged 336% of annual production volumes.
     Anadarko continues to increase its energy reserves in the U.S. while the nation's energy reserves have been declining over the past ten years. In 1999, the Company replaced 128% of its U.S. production volumes with U.S. reserves. This compares to a U.S. reserve replacement of 462% of production volumes in 1998. The Company's U.S. reserve replacement for the five-year period 1995-1999 was 228% of production. By comparison, the most recent published U.S. industry average (1994-1998) was 96%. (Source: U.S. Department of Energy) Anadarko's U.S. reserve replacement performance for the same period 1994-1998 was 249% of production. Industry data for 1999 are not yet available.

COST OF FINDING Cost of finding results in any one year can be misleading due to the long lead times associated with exploration and development. A better measure of cost of finding performance is over a five-year period. Anadarko has consistently outperformed the industry in average finding costs. For the period 1995-1999, Anadarko's worldwide finding cost was $3.53 per EEB. The Company's U.S. finding performance for the same period was $4.29 per EEB. Industry data for 1999 are not yet available. For comparison purposes, the most recent published five-year average (1994-1998) for the industry shows worldwide finding cost was

$4.66 per EEB and U.S. finding cost was $5.73 per EEB. (Source: Arthur Andersen) For the same five-year period of 1994-1998, Anadarko's worldwide finding cost was $3.17 per EEB and its U.S. finding cost was $3.61 per EEB. The Company's low finding costs are due to the success of Anadarko's exploration programs.
     For 1999, Anadarko's worldwide finding cost was $4.87 per EEB compared to $3.13 per EEB in 1998 and $4.28 per EEB in 1997. Anadarko's U.S. finding cost for 1999 was $9.06 per EEB compared to $3.11 per EEB in 1998 and $4.79 per EEB in 1997.

PROVED RESERVES At the end of 1999, Anadarko's proved reserves were 991.0 MMEEBs compared to 935.1 MMEEBs at year-end 1998 and 708.0 MMEEBs at year-end 1997. Reserves increased by 6% in 1999 compared to 1998 due primarily to exploration and development drilling in both the U.S. and overseas. Anadarko's proved reserves have grown by 65% over the past three years, primarily as a result of successful exploration projects in Alaska, Algeria and the Gulf of Mexico, as well as successful exploitation and development drilling programs in major domestic fields in core areas onshore and offshore and producing property acquisitions.
     The Company's proved natural gas reserves at year-end 1999 were 2.51 trillion cubic feet (Tcf), compared to 2.65 Tcf at year-end 1998 and 1.73 Tcf at year-end 1997. Anadarko's proved U.S. gas reserves have increased 38% since year-end 1996, reflecting two major discoveries in the Gulf of Mexico's sub-salt trend and continued development activity onshore in the U.S. Anadarko's crude oil, condensate and NGLs reserves at year-end 1999 increased 16% to 573.2 million barrels (MMBbls), compared to 494.0 MMBbls at year-end 1998 and 419.7 MMBbls at year-end 1997. Crude oil reserves have risen by 92% over the last three years primarily due to large discoveries in Alaska, Algeria and the Gulf of Mexico. Crude oil, condensate and NGLs reserves comprise 58% of the Company's proved reserves at year-end 1999, compared to about 53% at year-end 1998 and 59% at year-end 1997.
     The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
     At December 31, 1999, the present value (discounted at 10%) of future net revenues from Anadarko's proved reserves was $6.4 billion, before income taxes, and was $4.4 billion, after income taxes, (stated in accordance with the regulations of the Securities and Exchange Commission (SEC) and Financial Accounting Standards Board). The 1999 estimated present value of future net revenues, after income taxes, increased 97% compared to 1998 due primarily to significantly higher crude oil and slightly higher natural gas prices at year end 1999 and additions of proved reserves related to successful drilling worldwide. See Supplemental Information on Oil and Gas Exploration and Production Activities in the Consolidated Financial Statements under Item 8 of this Form 10-K.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves, and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

ACQUISITIONS AND DIVESTITURES

     The Company's strategy also includes an active asset acquisition and divestiture program. During 1997-1999, Anadarko acquired through purchases and trades 64.2 MMEEBs of proved reserves for $225 million. During the same time period, the Company sold properties, either as a strategic exit from a certain area or asset rationalization in existing core areas, with proceeds totaling $122 million. Reserves associated with these sales and trades were 29.8 MMEEBs.
     During 1999, Anadarko sold reserves of 28.8 MMEEBs, of which 22.9 MMEEBs were attributed to the Company's non-operated interests in Algeria Blocks 401a and 402a. The agreement ($84.7 million net to Anadarko) covers contract areas operated by BHP. The sale allowed Anadarko, which had a 27.5% interest in the contract area, to capture the value of non-operated properties and use the proceeds to develop its primary Algerian operating areas on Blocks 404 and 208. The agreement is subject to approval of state authorities in Algeria.

     In 1999, Anadarko acquired reserves of 17.5 MMEEBs in several transactions totaling $50 million. The largest acquisition was in the Vernon Field of Jackson Parish, Louisiana for $38 million. The interest acquired covers 6,900 net acres with 17 producing wells.
     In 1998, Anadarko acquired reserves of 38.7 MMEEBs in several transactions totaling $143 million. The largest acquisition was five oil and gas fields in the Anadarko Basin of central Oklahoma, a core operating area of the Company for 20 years, which was purchased for $118 million. The fields cover 37,000 gross acres with 370 producing and injection wells. Anadarko's 1998 net production from these fields was about 2.6 MBbls/d and 5.4 MMcf/d of gas. The acquisition also included an interest in a 120-mile, eight-inch diameter pipeline that delivers carbon dioxide to the fields and primarily serves third parties.
     In 1997, acquisitions of producing properties totaled $31.0 million and 8.0 MMEEBs. The largest acquisition was properties in the West Panhandle Field of Texas for $18.5 million, which accounted for 4.2 MMEEBs of proved reserves. This purchase provided the Company producing properties with significant development potential as well as settling a disputed claim on revenues. During 1997, Anadarko sold reserves of about 1 MMEEBs in several transactions with sales proceeds totaling $6.2 million. The largest component was the sale of the Company's Norden Ltd. Partnership in Colorado in late 1997 for $5.8 million.

PRODUCING PROPERTIES AND LEASES

     The Company owns 2,855 net producing oil wells and 2,178 net producing gas wells worldwide. The following schedule shows the number of developed and undeveloped acres in which Anadarko held interests at December 31, 1999.

                                    ACREAGE

                                              DEVELOPED       UNDEVELOPED          TOTAL
                                             ------------    --------------    --------------
                                             GROSS    NET    GROSS     NET     GROSS     NET
THOUSANDS                                    -----    ---    -----    -----    -----    -----
United States
  Onshore -- Lower 48                        1,008    809      734      462    1,742    1,271
  Offshore -- Gulf of Mexico                   202     71      704      402      906      473
  Alaska                                        --     --      767      290      767      290
                                             -----    ---    -----    -----    -----    -----
Total                                        1,210    880    2,205    1,154    3,415    2,034
                                             -----    ---    -----    -----    -----    -----
Algeria*                                       160     27    1,815      908    1,975      935
North Atlantic Margin                           --     --    1,208      359    1,208      359
Tunisia                                         --     --    1,795      331    1,795      331

---------------

* Developed acreage in Algeria relates only to areas with an Exploitation License. A portion of the undeveloped acreage in Algeria will be relinquished in the future upon finalization of Exploitation License boundaries.

REGULATORY MATTERS

ENVIRONMENTAL AND SAFETY The Company's oil and gas operations and properties are subject to numerous federal, state and local laws and regulations relating to environmental protection from the time oil and gas projects commence until abandonment. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, offshore oil and gas operations, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.
     Anadarko takes the issue of environmental stewardship very seriously and works diligently to comply with applicable environmental and safety rules and regulations. Compliance with such laws and regulations has not had a material effect on the Company's operations or financial condition in the past. However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on the Company's operations or financial condition.
     For a description of certain environmental proceedings in which the Company is involved, see Note 16 of the Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

OTHER Regulatory agencies in certain states and countries have authority to issue permits for seismic exploration and the drilling of wells, regulate well spacing, prevent the waste of oil and gas resources through proration and regulate environmental matters.
     Operations conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Additionally, certain operations must be conducted pursuant to appropriate permits issued by the Bureau of Land Management and the Minerals Management Service of the U.S. Department of the Interior. In addition to the standard permit process, federal leases and most international concessions require a complete environmental impact assessment prior to authorizing an exploration or development plan.

ADDITIONAL FACTORS AFFECTING BUSINESS

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-K and in the Company's other public filings, press releases and discussions with Company management, including:

COMMODITY PRICING AND DEMAND Crude oil prices continue to be affected by political developments worldwide, pricing decisions and production quotas of OPEC and the volatile trading patterns in the commodity futures markets. Natural gas prices also continue to be highly volatile. In periods of sharply lower commodity prices, the Company may curtail production and capital spending projects, as well as delay or defer drilling wells in certain areas because of lower cash flows. Changes in crude oil and natural gas prices can impact the Company's determination of proved reserves and the Company's calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand for oil and gas in the U.S. and worldwide may affect the Company's level of production.

EXPLORATION AND OPERATING RISKS The Company's business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering and fire, any of which could result in damage to, or destruction of, oil and gas wells or formations or production facilities and other property and injury to persons. As protection against financial loss resulting from these operating hazards, the Company maintains insurance coverage, including certain physical damage, employer's liability, comprehensive general liability and worker's compensation insurance. Although Anadarko is not fully insured against all risks in its business, the Company believes that the coverage it maintains is customary for companies engaged in similar operations. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

DEVELOPMENT RISKS The Company is involved in several large development projects. Key factors that may affect the timing and outcome of such projects include: project approvals by joint venture partners; timely issuance of permits and licenses by governmental agencies; manufacturing and delivery schedules of critical equipment; and commercial arrangements for pipelines and related equipment to transport and market hydrocarbons. In large development projects, these uncertainties are usually resolved, but delays and differences between estimated and actual timing of critical events are commonplace and may, therefore, affect the forward-looking statements related to large development projects.

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

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax. FERC's ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC.
     Ultimately, the D.C. Circuit issued a decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997. Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $46.2 million (pretax) as of December 31, 1999.
     For a description of the court proceedings that have occurred, additional action taken by the FERC and litigation filed by the Company as a result of the D.C. Circuit 1996 decision, see information appearing under Kansas Ad Valorem Tax under Item 3 of this Form 10-K.

CAPITAL EXPENDITURES, LIQUIDITY AND LONG-TERM DEBT

                              CAPITAL EXPENDITURES

                                                               1999     1998     1997
millions                                                      ------   ------   ------
Exploration                                                   $189.5   $257.3   $184.8
Development                                                    310.6    343.5    346.4
Acquisitions of producing properties                            50.3    143.2     31.0
Gathering and other                                             26.7     57.5     36.0
Interest and overhead                                          102.8    115.5     88.0
                                                              ------   ------   ------
Total                                                         $679.9   $917.0   $686.2
                                                              ------   ------   ------

CAPITAL EXPENDITURES Anadarko's total capital spending in 1999 was $680 million, a decrease of 26% compared to 1998's record capital spending of $917 million and slightly lower than 1997 capital spending of $686 million. The largest categories of capital spending in 1999, 1998 and 1997 were for exploration and development activities in the U.S. and overseas. The Company funded its capital investment programs in 1999, 1998 and 1997 primarily through cash flow, plus increases in long-term debt, issuance of preferred and common stock and proceeds from property sales.
     Capital spending for 2000 has been set at about $766 million, a 13% increase compared to 1999. The higher capital budget is driven by continuing development of major discoveries in Algeria, the Gulf of Mexico and Alaska. The capital budget for 2000 includes $121 million for exploration, $527 million for development, $22 million for gas gathering and other, and $96 million for capitalized interest and overhead.
     Anadarko believes that cash flow and existing or available credit facilities will provide the majority of funds to meet its capital and operating requirements for 2000. The Company will continue to evaluate funding alternatives, including property sales and additional borrowing, to secure other funds for capital development. At this time, Anadarko has no plans to issue common stock other than through its Dividend Reinvestment and Stock Purchase Plan.

LIQUIDITY AND LONG-TERM DEBT At year-end 1999, Anadarko's total debt was $1.44 billion. This compares to year-end 1998 total debt of $1.43 billion.
     In March 1999, Anadarko issued $300 million principal amount of 7.20% Debentures due 2029. The proceeds were used to repay floating interest rate debt.
     In April 1999, the Company amended its Revolving Credit Agreement and entered into a new 364-Day Credit Agreement. The Revolving Credit Agreement provides for $225 million principal amount and the 364-Day Credit Agreement provides for $285 million principal amount. The Revolving Credit Agreement and the 364-Day Credit Agreement will expire in 2002 and 2000, respectively.
     In April 1999, Anadarko filed a shelf registration statement with the SEC that permits the issuance of up to $1 billion in debt and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.
     In May 1999, Anadarko issued 6.25 million shares of common stock. Aggregate proceeds from the offering were approximately $240.5 million after all expenses. Proceeds from the offering were used initially to repay floating interest rate debt. The common stock was issued under the Company's shelf registration statement.
     In September 1999, Anadarko filed a registration statement with the SEC that permits the issuance of up to 4.5 million additional shares of Anadarko common stock under the Anadarko Dividend Reinvestment and Stock Purchase Plan.
     In November 1999, the Company entered into a synthetic lease agreement in which the lessor has agreed to fund up to $185 million for construction of a new corporate headquarters building in The Woodlands, Texas. The term of the agreement is five years, which includes the construction period and a lease period. Lease payments will begin upon completion of construction, which is expected in July 2002. At the end of the lease term, the Company has the option to renew the lease for one-year terms, up to seven terms, or to purchase the building for a price including the outstanding lease balance. If Anadarko elects not to renew the lease or purchase the building, the Company must arrange the sale of the building to a third-party. Under the sale option, Anadarko has guaranteed a percentage of the total original cost as the residual fair value of the building.
     In January 1998, Anadarko issued $100 million principal amount of 6.625% Debentures due 2028. The proceeds were used to fund capital spending projects in core operating areas.
     In May 1998, Anadarko issued $200 million of 5.46% Series B Cumulative Preferred Stock in the form of two million Depositary Shares, each Depositary Share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The preferred stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company. The proceeds from the offering were used to reduce commercial paper and bank borrowings and provide capital for Anadarko's 1998 capital expenditures.

     In 1999 and 1998, the Company entered into sale-leaseback agreements totaling $38.8 million (net) involving gas compressors and other corporate property. The transactions monetized Company assets and took advantage of low interest rates. Proceeds from the transactions were used for general corporate purposes.
     Anadarko's net cash from operating activities in 1999 was $318 million compared to $240 million in 1998 and $362 million in 1997.
     In March 2000, Anadarko issued $345 million of Zero Coupon Convertible Debentures due March 2020, with a face value at maturity of $690 million. The Debentures were issued at a discount and accrue interest at 3.5% annually until reaching face value at maturity; however, interest will not be paid prior to maturity. The Debentures are convertible into common stock at the option of the holder at any time at a fixed conversion rate. A holder has the right to require Anadarko to repurchase a Debenture at a specified price in March 2003, 2008 and 2013. The Debentures are redeemable at the option of Anadarko after three years. The net proceeds from the offering were used to pay down floating interest rate debt. The Debentures were issued under the Company's shelf registration statement.

NEW ACCOUNTING PRINCIPLES

ACCOUNTING FOR DERIVATIVES Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," provides guidance for accounting for derivative instruments and hedging activities. In July 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," was issued and delays the effective date for one year, to fiscal years beginning after June 15, 2000. The Company is evaluating the impact of the provisions of SFAS No. 133.

DIVIDENDS

     In 1999, Anadarko paid $25.2 million in dividends to its common stockholders (5 cents per share per quarter). In 1998, Anadarko paid $22.5 million in dividends to its common stockholders (3.75 cents per share in the first quarter, and 5 cents per share in the second, third and fourth quarters). The dividend amount in 1997 was $17.9 million (3.75 cents per share per quarter). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986.
     In 1999 and 1998, the Company also paid $10.9 million and $7.1 million, respectively, in preferred stock dividends. The preferred stock was issued in May 1998.
     The Company's Bank Credit Agreements require a minimum balance of $650 million to be maintained in stockholders' equity. As a result, the amount of retained earnings available for dividends as of December 31, 1999 was $763.5 million. The amount of future common stock dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.
     Under the Internal Revenue Service guidelines, Anadarko's dividends paid on common and preferred stock for the second, third and fourth quarters of 1999 are classified as non-taxable. Generally, this classification means that a stockholder's cost basis in the stock is reduced by the amount of the dividend received. The Company is unable to predict whether future dividends will be classified in a similar fashion.

YEAR 2000

     Anadarko's Year 2000 rollover activities went according to plan. The result was a smooth transition of Company operations and information systems into the Year 2000. Anadarko's investment to test and upgrade field automation equipment, scientific and business systems, and core infrastructure components minimized risk of failure. The total cost of the project, $3 million, was less than originally estimated. Efforts to verify testing and contingency plans for Year 2000 of Anadarko's key business partners resulted in a continuous flow of product and supply of materials. Production and delivery of oil and gas continued without interruption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

USE OF DERIVATIVES Anadarko produces, purchases and sells natural gas, crude oil, and NGLs. As a result, Anadarko's financial results can be significantly affected by changes in these commodity prices. Anadarko uses derivative commodity instruments to hedge the Company's exposure to changes in the market price of natural gas and crude oil, and to provide methods to fix the price for natural gas independently of the physical purchase or sale. Derivative commodity instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. While derivative commodity instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the derivative commodity instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil. As a result, gains and losses on derivative commodity instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses are recognized in revenues for the periods to which the derivative commodity instruments relate. In the event of a loss of correlation between oil and gas reference prices for a derivative commodity instrument and actual oil and gas prices, gains or losses for the amount the instrument has not offset the change in actual prices are recognized in the period.
     Occasionally, the Company may enter into derivative commodity instruments for trading purposes with the objective of generating profits on or from exposure to shifts or changes in the market price of natural gas and crude oil. These trading activities do not qualify as hedges of production and are marked to market in the period. Trading gains or losses are recorded with revenues from the corresponding product. Anadarko's derivative commodity instruments currently are comprised of futures, swaps and options contracts.
     While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at December 31, 1999 and 1998 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis the Company evaluates separately, for its non-trading and trading activities, the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at December 31, 1999 and 1998 does not have a material adverse effect on the financial position or results of operations of the Company.
     Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company's variable and fixed interest rate debt as well as fixed to floating interest rate swaps. The Company has evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's various debt instruments and its interest rate swap agreements. Based upon an analysis utilizing the actual interest rate in effect as of December 31, 1999 and 1998 and assuming a 10% increase in interest rates, the potential increase in interest expense and the potential decrease in the fair value of the derivative interest swap instruments at December 31, 1999 and 1998 does not have a material effect on the financial position or results of operations of the Company. See Notes 1 and 6 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ANADARKO PETROLEUM CORPORATION
                                     INDEX
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
Report of Management                                           35
Independent Auditors' Report                                   36
Statement of Income, Three Years Ended December 31, 1999       37
Balance Sheet, December 31, 1999 and 1998                      38
Statement of Stockholders' Equity, Three Years Ended
  December 31, 1999                                            39
Statement of Cash Flows, Three Years Ended December 31, 1999   40
Notes to Consolidated Financial Statements                     41
Supplemental Quarterly Information                             60
Supplemental Information on Oil and Gas Exploration and
  Production Activities                                        61

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

/s/ ROBERT J. ALLISON, JR

Robert J. Allison, Jr.
Chairman and
Chief Executive Officer

/s/ JOHN N. SEITZ

John N. Seitz
President and
Chief Operating Officer

/s/ MICHAEL E. ROSE

Michael E. Rose
Senior Vice President and
Chief Financial Officer

                         ANADARKO PETROLEUM CORPORATION
                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
January 26, 2000

                         ANADARKO PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 31                                         1999       1998       1997
-----------------------                                       --------   --------   --------
                                                                thousands except per share
                                                                         amounts
REVENUES
Gas sales                                                     $357,530   $353,130   $417,973
Oil and condensate sales                                       249,666    133,096    168,591
Natural gas liquids and other                                   93,908     74,028     88,575
                                                              --------   --------   --------
Total                                                          701,104    560,254    675,139
                                                              --------   --------   --------
COSTS AND EXPENSES
Operating expenses                                             141,719    160,520    154,657
Administrative and general                                     102,946     94,914     73,569
Depreciation, depletion and amortization                       218,091    204,499    198,821
Other taxes Note 12                                             35,407     37,709     42,774
Impairments related to international properties Note 4          24,000     70,000         --
                                                              --------   --------   --------
Total                                                          522,163    567,642    469,821
                                                              --------   --------   --------
Operating Income (Loss)                                        178,941     (7,388)   205,318
INTEREST EXPENSE Note 4                                         74,124     57,699     40,959
                                                              --------   --------   --------
Income (Loss) before Income Taxes                              104,817    (65,087)   164,359
INCOME TAXES Note 13                                            62,238    (22,899)    57,041
                                                              --------   --------   --------
NET INCOME (LOSS)                                             $ 42,579   $(42,188)  $107,318
                                                              --------   --------   --------
Preferred Stock Dividends Note 7                                10,920      7,098         --
                                                              --------   --------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS            $ 31,659   $(49,286)  $107,318
                                                              --------   --------   --------
PER COMMON SHARE
Net income (loss) - basic Notes 1 and 8                       $   0.25   $  (0.41)  $   0.90
Net income (loss) - diluted Notes 1 and 8                     $   0.25   $  (0.41)  $   0.89
Dividends Note 8                                              $   0.20   $ 0.1875   $   0.15
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Note 8             125,187    120,103    119,434
                                                              --------   --------   --------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET

DECEMBER 31                                                     1999         1998
-----------                                                   ----------   ----------
                                                                     thousands
ASSETS
CURRENT ASSETS
Cash and cash equivalents Note 2                              $   44,769   $   17,008
Accounts receivable                                              259,658      181,491
Inventories Note 3                                                46,090       25,860
Prepaid expenses                                                   5,425        5,569
                                                              ----------   ----------
Total                                                            355,942      229,928
                                                              ----------   ----------
PROPERTIES AND EQUIPMENT
Original cost                                                  5,917,195    5,488,721
Less accumulated depreciation, depletion and amortization      2,236,044    2,107,183
                                                              ----------   ----------
Net properties and equipment -- based on the full cost
  method of accounting for oil and gas properties Note 4       3,681,151    3,381,538
                                                              ----------   ----------
DEFERRED CHARGES                                                  61,270       21,524
                                                              ----------   ----------
                                                              $4,098,363   $3,632,990
                                                              ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable
  Trade and other                                             $  298,589   $  227,988
  Banks                                                           26,446       26,723
Accrued expenses
  Interest                                                        19,949       15,210
  Taxes and other                                                 42,187       18,805
                                                              ----------   ----------
Total                                                            387,171      288,726
                                                              ----------   ----------
LONG-TERM DEBT Note 5                                          1,443,322    1,425,392
                                                              ----------   ----------
DEFERRED CREDITS
Deferred income taxes Note 13                                    576,804      522,953
Other Notes 8 and 14                                             156,512      136,463
                                                              ----------   ----------
Total                                                            733,316      659,416
                                                              ----------   ----------
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000 shares issued as of
     December 31, 1999 and 1998)                                 200,000      200,000
Common stock, par value $0.10
  (300,000,000 shares authorized, 129,620,333 and
     122,436,712 shares issued as of December 31, 1999 and
     1998, respectively)                                          12,962       12,244
Paid-in capital                                                  633,957      361,390
Retained earnings (as of December 31, 1999, retained
  earnings were not restricted as to the payment of
  dividends)                                                     763,480      756,971
Deferred compensation                                             (7,907)      (9,461)
Executives and Directors Benefits Trust, at market value
  (2,000,000 shares as of December 31, 1999 and 1998)            (67,938)     (61,688)
Treasury stock (20 shares as of December 31, 1998)                    --           --
                                                              ----------   ----------
Total                                                          1,534,554    1,259,456
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES Notes 10, 14 and 16                     --           --
                                                              ----------   ----------
                                                              $4,098,363   $3,632,990
                                                              ----------   ----------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31                                       1999         1998         1997
-----------------------                                    ----------   ----------   ----------
                                                                        thousands
PREFERRED STOCK
Balance at beginning of year                               $  200,000   $       --   $       --
Preferred stock issued Note 7                                      --      200,000           --
                                                           ----------   ----------   ----------
Balance at end of year                                        200,000      200,000           --
                                                           ----------   ----------   ----------
COMMON STOCK
Balance at beginning of year                                   12,244        6,134        6,098
Common stock issued Note 8                                        718           52           36
Two-for-one stock split Note 8                                     --        6,058           --
                                                           ----------   ----------   ----------
Balance at end of year                                         12,962       12,244        6,134
                                                           ----------   ----------   ----------
PAID-IN CAPITAL
Balance at beginning of year                                  361,390      353,125      335,848
Common stock issued Note 8                                    266,317       17,023       21,027
Revaluation to market for Executives and Directors
  Benefits Trust                                                6,250        1,625       (3,750)
Two-for-one stock split Note 8                                     --       (6,058)          --
Preferred stock issued Note 7                                      --       (4,325)          --
                                                           ----------   ----------   ----------
Balance at end of year                                        633,957      361,390      353,125
                                                           ----------   ----------   ----------
RETAINED EARNINGS
Balance at beginning of year                                  756,971      828,787      739,395
Net income (loss)                                              42,579      (42,188)     107,318
                                                           ----------   ----------   ----------
                                                              799,550      786,599      846,713
Dividends paid -- preferred                                   (10,920)      (7,098)          --
Dividends paid -- common                                      (25,150)     (22,530)     (17,926)
                                                           ----------   ----------   ----------
Balance at end of year                                        763,480      756,971      828,787
                                                           ----------   ----------   ----------
DEFERRED COMPENSATION
Balance at beginning of year                                   (9,461)     (11,203)      (3,444)
Issuance of restricted stock                                   (2,218)      (1,668)     (10,065)
Amortization of restricted stock                                3,772        3,410        2,306
                                                           ----------   ----------   ----------
Balance at end of year                                         (7,907)      (9,461)     (11,203)
                                                           ----------   ----------   ----------
EXECUTIVES AND DIRECTORS BENEFITS TRUST
Balance at beginning of year                                  (61,688)     (60,063)     (63,813)
Revaluation to market                                          (6,250)      (1,625)       3,750
                                                           ----------   ----------   ----------
Balance at end of year                                        (67,938)     (61,688)     (60,063)
                                                           ----------   ----------   ----------
TREASURY STOCK
Balance at beginning of year                                       --           --           (4)
Purchase of treasury stock                                         (5)        (115)        (802)
Issuance of treasury stock                                          5          115          806
                                                           ----------   ----------   ----------
Balance at end of year                                             --           --           --
                                                           ----------   ----------   ----------
STOCKHOLDERS' EQUITY Notes 7 and 8                         $1,534,554   $1,259,456   $1,116,780
                                                           ----------   ----------   ----------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31                                       1999        1998        1997
-----------------------                                     ---------   ---------   ---------
                                                                        thousands
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                           $  42,579   $ (42,188)  $ 107,318
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                    218,091     204,499     198,821
  Amortization of restricted stock                              1,673       1,145       2,306
  Deferred U.S. income taxes                                   26,550     (22,618)     48,276
  Impairments of international properties                      24,000      70,000          --
                                                            ---------   ---------   ---------
                                                              312,893     210,838     356,721
(Increase) decrease in accounts receivable                    (78,167)     (4,334)     49,667
(Increase) decrease in inventories                            (20,230)      2,704      (4,024)
Increase (decrease) in accounts payable -- trade and other
  and accrued expenses                                         98,722      31,775     (37,030)
Other items -- net                                              4,486      (1,341)     (3,377)
                                                            ---------   ---------   ---------
Net cash provided by operating activities                     317,704     239,642     361,957
                                                            ---------   ---------   ---------
CASH FLOW FROM INVESTING ACTIVITIES
Additions to properties and equipment                        (679,887)   (916,975)   (686,232)
Sales and retirements of properties and equipment             128,817       5,585       8,389
Proceeds from the sale of assets to be leased, net             14,727      24,115      88,325
                                                            ---------   ---------   ---------
Net cash used in investing activities                        (536,343)   (887,275)   (589,518)
                                                            ---------   ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
Additions to debt                                             300,000     569,659     224,684
Retirements of debt                                          (282,070)   (100,000)         --
Issuance of preferred stock                                        --     195,675          --
Increase (decrease) in accounts payable, banks                   (277)      4,621       4,107
Dividends paid                                                (36,070)    (29,628)    (17,926)
Issuance of common stock                                      264,817      15,407      10,998
Issuance of treasury stock, net                                    --          --           4
                                                            ---------   ---------   ---------
Net cash provided by financing activities                     246,400     655,734     221,867
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           27,761       8,101      (5,694)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 17,008       8,907      14,601
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $  44,769   $  17,008   $   8,907
                                                            ---------   ---------   ---------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

REVENUES Natural gas and NGLs sales revenues generally are recorded using the sales method, whereby the Company recognizes sales revenues based on the amount of gas and NGLs sold to purchasers on its behalf.

USE OF DERIVATIVES Anadarko uses derivative financial instruments to reduce the Company's exposure to changes in the market price of natural gas and crude oil, to fix the price for natural gas and crude oil independently of the physical purchase or sale, and to manage interest rates. Commodity financial instruments also provide methods to meet customer pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. The types of commodity derivative financial instruments currently used by Anadarko are futures, swaps and options.
     Anadarko utilizes the hedge or deferral method of accounting for commodity derivative financial instruments (with the exception of certain written options) whereby gains and losses on these hedging instruments are realized and recorded as revenues on the income statement when the related natural gas or oil volumes have been produced, purchased or delivered. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized prices of natural gas and crude oil. Unrealized gains and losses on these hedging instruments are deferred and recorded as assets or liabilities on the balance sheet at fair market value as of the balance sheet date. The unrealized gains and losses include derivatives related to January activities deferred as of December 31 and exclude certain written options recognized during the year. All volumes shown exclude January hedges not open and written options recognized. To qualify as hedging instruments, these instruments must be highly correlated to anticipated future sales such that the Company's exposure to the risks of commodity price changes is reduced. In the event of a loss of correlation between oil and gas reference prices for a commodity derivative financial instrument and actual oil and gas prices, gains or losses for the amount the financial instrument has not offset the change in actual prices are recognized in that period. While commodity financial instruments are intended to reduce the Company's exposure to declines in market prices of natural gas and crude oil, the commodity financial instruments may also limit Anadarko's gain from increases in the market price of natural gas and crude oil.
     Written options that are not combined with other offsetting instruments are not classified as hedges. Unrealized losses on these written options, offset by any option premiums received for these written options, are charged to the income statement as a reduction to revenues on a current basis. Occasionally, the Company may enter into derivatives for trading purposes with the objective of generating profits on or from exposure to shifts or changes in market price. These trading activities do not qualify as hedges of production and are revalued based on market quotes, with changes in market value recognized in the period. Trading gains or losses are included with revenues from the corresponding product.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
     Interest income resulting from the Company's interest rate swap agreements is included in interest expense on a current basis. The swap agreements effectively convert a portion of the Company's fixed interest rate debt to variable interest rate debt.

INVENTORIES Materials and supplies and natural gas inventories are stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average cost method. Oil, due from third-parties, is stated at market value.

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

EARNINGS PER SHARE The Company's basic earnings (loss) per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method and performance-based stock awards.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRINCIPLES Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," provides guidance for accounting for derivative instruments and hedging activities. In July 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," was issued and delays the effective date for one year, to fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact of the provisions of SFAS No. 133.

2.  CASH AND CASH EQUIVALENTS

     As of December 31, 1999 and 1998, cash and cash equivalents included $450,000 and $331,000, respectively, held by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust. See Note 8.

3.  INVENTORIES

     The major classes of inventories are as follows:

                                                               1999              1998
THOUSANDS                                                     -------           -------
Oil, due from third-parties                                   $24,659           $ 3,816
Materials and supplies                                         14,171            20,231
Natural gas, stored in inventory                                7,260             1,813
                                                              -------           -------
                                                              $46,090           $25,860
                                                              -------           -------

4.  PROPERTIES AND EQUIPMENT

     A summary of the original cost of properties and equipment by classification follows:

                                                                 1999         1998
THOUSANDS                                                     ----------   ----------
Oil and gas properties                                        $5,609,971   $5,155,260
Gathering facilities                                             153,174      143,989
Plant facilities                                                  10,553       13,283
General properties                                               143,497      176,189
                                                              ----------   ----------
                                                              $5,917,195   $5,488,721
                                                              ----------   ----------

     Oil and gas properties are amortized using the unit-of-production method. All other properties are depreciated on the straight-line basis over the useful lives of the assets, which range from three to 25 years.
     Oil and gas properties include costs of $323,019,000 and $353,647,000 at December 31, 1999 and 1998, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. Anadarko excludes all costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All excluded costs are reviewed quarterly to determine if impairment has occurred.
     During 1999 and 1998, the Company made provisions for impairments of international properties of $24,000,000 and $70,000,000, respectively, which were related to oil and gas properties. These impairments related to exploration activity in Eritrea, Peru, Jordan and other international locations.
     Total interest costs incurred during 1999, 1998 and 1997 were $96,116,000, $82,415,000 and $62,096,000, respectively. Of these amounts, the Company capitalized $21,992,000, $24,716,000 and $21,137,000 during 1999, 1998 and 1997, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The capitalization rates are based on the Company's weighted average cost of borrowings used to finance the expenditures.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

4.  PROPERTIES AND EQUIPMENT (CONTINUED)
     In addition to capitalized interest, the Company also capitalized internal costs of $80,796,000, $90,774,000 and $66,899,000 during 1999, 1998 and 1997, respectively. These internal costs were directly related to exploration and development activities and are included as part of the cost of oil and gas properties.

5.  LONG-TERM DEBT

                                                                     PRINCIPAL
                                                              -----------------------
                                                                 1999         1998
                         thousands                            ----------   ----------
Commercial Paper*                                             $  198,322   $  367,892
Notes Payable, Banks*                                            145,000      257,500
8 1/4% Notes due 2001                                            100,000      100,000
6 3/4% Notes due 2003                                            100,000      100,000
5 7/8% Notes due 2003                                            100,000      100,000
7 1/4% Debentures due 2025                                       100,000      100,000
7% Debentures due 2027                                           100,000      100,000
6.625% Debentures due 2028                                       100,000      100,000
7.20% Debentures due 2029                                        300,000           --
7.73% Debentures due 2096                                        100,000      100,000
7 1/4% Debentures due 2096                                       100,000      100,000
                                                              ----------   ----------
                                                              $1,443,322   $1,425,392
                                                              ----------   ----------

---------------

* The average rates in effect at December 31, 1999 and 1998 were 6.81% and 5.87%, respectively, for the Commercial Paper. The average rates in effect December 31, 1999 and 1998 were 6.90% and 5.95%, respectively, for the Notes Payable, Banks.

     Anadarko has noncommitted lines of credit from several banks. The general provisions of these lines of credit provide for Anadarko to borrow funds for terms and rates offered from time to time by the banks. There are no fees associated with these lines of credit.
     The Company has a commercial paper program that allows Anadarko to borrow funds, at rates as offered, by issuing notes to investors for terms of up to 270 days.
     The commercial paper and notes payable to banks have been classified as long-term debt in accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced," under the terms of Anadarko's Bank Credit Agreements.
     In April 1999, Anadarko filed a shelf registration statement with the SEC that permits the issuance of up to $1,000,000,000 in debt and equity securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings. In May 1999, the Company issued $240,500,000 of common stock under the shelf registration statement. See Note 8.
     In March 1999, Anadarko issued $300,000,000 principal amount of 7.20% Debentures due 2029. The proceeds were used to repay floating interest rate debt.
     The Company has a $225,000,000 Revolving Credit Agreement and a $285,000,000 364-Day Credit Agreement with a group of ten commercial banks. Interest rates are based on either the reference rate, the rate of certificate of deposit, the Eurodollar rate or a combination thereof. The agreements provide for commitment fees on the unused balances at a rate based on the Company's long-term debt rating. The Revolving Credit Agreement and the 364-Day Credit Agreement will expire in 2002 and 2000, respectively. During 1999 and 1998, there were no outstanding borrowings under these agreements.
     Total sinking fund and installment payments related to long-term debt for the five years ending December 31, 2004 are shown below. The payments related to the redemption of the commercial paper and

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

5.  LONG-TERM DEBT (CONTINUED)
notes payable to banks are included in the amounts shown in a manner consistent with the terms for repayment of the Anadarko's Bank Credit Agreements.

thousands
2000*                                                          $100,000
2001                                                            218,322
2002                                                            225,000
2003                                                            200,000
2004                                                                 --

---------------

* Includes the 7 1/4% Debentures due 2025, which have been put to the Company under the Debenture holders' one-time redemption rights in March 2000.

6.  FINANCIAL INSTRUMENTS

     The following information discloses the fair value of the Company's financial instruments:

                                                              CARRYING AMOUNT   FAIR VALUE
                         thousands                            ---------------   ----------
1999
Cash and cash equivalents                                       $   44,769      $   44,769
Long-term debt (including interest rate swaps)                   1,443,322       1,354,323
Commodity derivative financial instruments
  Asset                                                              4,279           4,279
  Liability*                                                        (9,298)         (9,298)

1998
Cash and cash equivalents                                       $   17,008      $   17,008
Long-term debt (including interest rate swap)                    1,425,392       1,456,183
Commodity derivative financial instruments
  Asset                                                              4,240           4,240
  Liability                                                        (16,476)        (16,476)

---------------

* In 1999, $4,700,000 of this liability was recognized as expense.

CASH AND CASH EQUIVALENTS The carrying amount reported on the balance sheet approximates fair value.

LONG-TERM DEBT The fair value of long-term debt at December 31, 1999 and 1998 is the value the Company would have to pay to retire the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices from Standard and Poor's Bond Guide and, where such quotes were not available, on the average rate in effect at year-end.

COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS Anadarko uses commodity derivative financial instruments -- futures, swaps and options -- to fix a price independent of the timing of the physical purchase or sale, to fix a price differential (basis) between the price of gas at Henry Hub and the price at the market locations at which Anadarko purchases and sells gas (market locations), to hedge the fixed price or fixed basis pricing requirements of Anadarko's customers and suppliers, and to hedge the value of gas in storage or gas owed to or due from pipelines. The fair value of derivative financial instruments reflects the estimated amounts that the Company would receive or pay to settle the contracts as of December 31. Dealer quotes are available for the majority of the Company's derivatives. Gas contract volumes are generally quoted based on British thermal

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6.  FINANCIAL INSTRUMENTS (CONTINUED)
units (Btu). One million Btu is approximately equivalent to one thousand cubic feet of gas. As of year-end 1999, Anadarko's hedging activities related to its equity production, covered approximately 2 thousand barrels per day (MBbl/d) of crude oil (about 3% of the Company's average 1999 liquids production of 58 MBbls/d of crude oil, condensate and NGLs).

COMMODITY FUTURES Anadarko generally uses commodity futures contracts to fix the price of gas delivered to Henry Hub, oil delivered to Cushing or oil based on Brent prices. Futures contracts have settlement guaranteed by the New York Mercantile Exchange (NYMEX) or by the International Petroleum Exchange (IPE) and have nominal credit risk.
     At year-end 1999, Anadarko had open natural gas futures contracts related to customer and supplier pricing requirements totaling 10 billion Btu per day (BBtu/d) related to sales for April through August 2000. The Company had open fixed price natural gas futures contracts of 38 BBtu/d for February through March 2000. The Company had open contracts related to stored volumes of 20 BBtu/d related to sales for February through March 2000.
     At year-end 1998, Anadarko had open natural gas futures contracts related to customer and supplier pricing requirements totaling 60 BBtu/d related to sales for February through March 1999 and 10 BBtu/d related to sales for April through August 1999. The Company had open fixed price natural gas futures contracts of 62 BBtu/d for February through March 1999. Anadarko had open crude oil futures contracts related to sales of 7 MBbls/d for February through March 1999 and 1 MBbls/d for April 1999.

COMMODITY SWAPS Anadarko generally uses commodity swap agreements with third-parties to fix the price of gas and oil at its market locations. In addition, the Company uses basis swap agreements to fix the price differential between the price of gas at Henry Hub and the price of gas at its market locations. Basis swap agreements are also used by Anadarko to fix the price differential between oil at Brent futures prices and oil at its loading ports. These energy swap agreements expose the Company to third-party credit risk to the extent the third-parties are unable to meet their monthly settlement commitment to the Company. The Company monitors the credit standing of the third-parties and anticipates they will be able to fully satisfy their contractual obligations.
     In 1999, trading losses of $4,700,000 were charged against gas sales revenues in connection with a limited number of gas basis swaps entered into for trading purposes. In addition, based on the remaining gas basis swaps outstanding at year-end, the Company anticipates additional trading losses of $5,300,000 in the first quarter of 2000.
     At year-end 1999, Anadarko had open basis swap agreements for the Company's gas sales averaging 225 BBtu/d for February through March 2000 and 8 BBtu/d for April through October 2000. The Company also had fixed price swap agreements of 35 BBtu/d for February through March 2000. Anadarko also had open gas swap agreements related to customer and supplier gas pricing requirements of 137 BBtu/d for February through March 2000, 23 BBtu/d for April through December 2000, 15 BBtu/d for January through December 2001 and 5 BBtu/d for January through March 2002. Anadarko also had open gas swap agreements related to stored volumes of 6 BBtu/d for February through March 2000 and 1 BBtu/d for April 2000. The Company also had crude oil swap agreements for the Company's oil sales of 2 MBbls/d for February 2000.
     At year-end 1998, Anadarko had open basis swap agreements for the Company's gas sales averaging 30 BBtu/d for 1999 which were offset by open basis swap agreements of like amounts for the same periods, thus eliminating the risk to Anadarko from future price changes related to this position. The Company also had open basis swap agreements for the Company's gas sales averaging 718 BBtu/d for February through March 1999 and 64 BBtu/d for April through December 1999. The Company also had fixed price swap agreements of 4 BBtu/d for February through March 1999. In addition, the Company had open gas swaps related to customer and supplier gas pricing requirements of 351 BBtu/d for February through March 1999,

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6.  FINANCIAL INSTRUMENTS (CONTINUED)
90 BBtu/d for April through December 1999, 31 BBtu/d for January through December 2000 and 20 BBtu/d for January through December 2001.

COMMODITY OPTIONS The Company generally uses commodity options to fix a floor and a ceiling for prices (a "collar") on its sales volumes. The Company also has used options to "straddle" a price, effectively setting a price above the then present market price at which the Company is willing to fix its sales price and a price below the then present market price at which the Company is willing to fix its purchase price for third party supply. Like futures, NYMEX options have settlement guaranteed and have nominal credit risk.
     At year-end 1999, Anadarko had open NYMEX options for the Company's gas sales of 8 BBtu/d for puts during February through March 2000 in order to fix a price range on gas sales. Anadarko had open NYMEX gas options for its customers of 28 BBtu/d for puts and 13 BBtu/d for calls for February through March 2000. The Company also had open NYMEX options for stored volumes of 14 BBtu/d for calls for February through March 2000. In addition, the Company had open crude oil options of 7 MBbls/d for both puts and calls during February 2000, 5 MBbls/d for puts and 8 MBbls/d for calls during March 2000 and 2 MBbls/d for both puts and calls for April through June 2000.
     At year-end 1998, Anadarko had open NYMEX options for the Company's gas sales of 35 BBtu/d for puts and 27 BBtu/d for calls during February and March 1999. Anadarko also had open NYMEX gas options for its customers of 5 BBtu/d for puts and 23 BBtu/d for calls for February through March 1999, 11 BBtu/d for puts for April through December 1999, 11 BBtu/d for calls for April through October 1999 and 11 BBtu/d for puts for January through March 2000. In addition, the Company had open crude oil options of 14 MBbls/d for puts and 10 MBbls/d for calls during February 1999.

INTEREST RATE SWAPS During 1999, Anadarko entered into a 29.5-year swap agreement with a notional value of $200,000,000 whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to the 3-month London Interbank Offered Rate (LIBOR). During 1996, Anadarko entered into a 10-year swap agreement with a notional value of $100,000,000 whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to the 3-month LIBOR. These agreements were entered into to offset a portion of the effect of the Company's fixed rate long-term debt. The fair value of the interest rate swaps is based upon market quotes from a commercial bank and is the approximate amount Anadarko would have received or paid if the agreements were terminated at year-end.

7.  PREFERRED STOCK

     In May 1998, Anadarko issued $200,000,000 of 5.46% Series B Cumulative Preferred Stock in the form of two million Depositary Shares, each Depositary Share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The preferred stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company.
     Anadarko has the option to redeem the shares at $100 per Depositary Share on or after May 15, 2008. Holders of the shares are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per Depositary Share. The proceeds from the offering were used to reduce commercial paper and bank borrowings and provide capital for capital expenditures.
     During 1999 and 1998, dividends of $54.60 per share (equivalent to $5.46 per Depositary Share) and $35.49 per share (equivalent to $3.549 per Depositary Share), respectively, were paid to holders of preferred stock. Under Internal Revenue Service (IRS) guidelines, the preferred stock dividends paid in the second, third and fourth quarters of 1999 are non-taxable. The tax treatment of future dividends depends on annual income and expenditures and is determined each year.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.  COMMON STOCK AND STOCK OPTIONS

     Following is a schedule of the changes in the Company's shares of common stock:

                                                               1999      1998      1997
thousands                                                     -------   -------   ------
SHARES OF COMMON STOCK ISSUED
Beginning of year                                             122,437    60,886   60,526
Issuance of common stock                                        6,250        --       --
Two-for-one stock split                                            --    61,035       --
Exercise of stock options                                         678       348      149
Issuance of restricted stock                                       54        51      148
Issuance of shares for employee savings plan                      167        99       63
Issuance of shares for Dividend Reinvestment and Stock
  Purchase Plan                                                    34        18       --
                                                              -------   -------   ------
End of year                                                   129,620   122,437   60,886
                                                              -------   -------   ------
SHARES OF COMMON STOCK HELD IN TREASURY
Beginning of year                                                  --        --       --
Issuance of shares for employee savings plan                       --        (2)     (13)
Purchase of treasury stock                                         --         2       13
                                                              -------   -------   ------
End of year                                                        --        --       --
                                                              -------   -------   ------
SHARES OF COMMON STOCK HELD FOR EXECUTIVES AND DIRECTORS
  BENEFITS TRUST
Beginning of year                                               2,000     1,000    1,000
Two-for-one stock split                                            --     1,000       --
                                                              -------   -------   ------
End of year                                                     2,000     2,000    1,000
                                                              -------   -------   ------
SHARES OF COMMON STOCK OUTSTANDING AT END OF YEAR             127,620   120,437   59,886
                                                              -------   -------   ------

     In April 1998, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend. The distribution date was July 1, 1998 to stockholders of record on June 15, 1998. Excluding the table above, all share and per share information have been restated to reflect the stock split.
     For each quarter of 1999 and the second, third and fourth quarters of 1998, dividends of 5 cents per share were paid to holders of common stock. In the first quarter of 1998 and in each quarter of 1997, dividends of 3.75 cents per share were paid to holders of common stock. Under IRS guidelines, Anadarko's common stock dividends paid for the second, third and fourth quarters of 1999 are non-taxable. The tax treatment of future dividends depends on annual income and expenditures and is determined each year. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $763,480,000, $609,456,000 and $466,780,000 were not restricted as to the payment of dividends at December 31, 1999, 1998 and 1997, respectively.
     In May 1999, Anadarko issued 6,250,000 shares of common stock. Aggregate proceeds from the offering were approximately $240,500,000 after all expenses. Proceeds from the offering were used initially to repay floating interest rate debt. The common stock was issued under the Company's shelf registration statement.
     The Anadarko Dividend Reinvestment and Stock Purchase Plan (DRIP) offers the opportunity to reinvest dividends and provides an alternative to traditional methods of buying, holding and selling Anadarko common stock. The DRIP provides the Company with a means of raising additional capital for general corporate purposes. In September 1999, the Company filed a registration statement with the SEC that permits the issuance of up to 4,500,000 additional shares of common stock under the DRIP.
     Under the Anadarko Stockholders Rights Plan, Rights were attached automatically to each outstanding share of common stock on November 10, 1998. Each Right, at the time it becomes exercisable and transferable apart from the common stock, entitles stockholders to purchase from the Company 1/1000th of a

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. COMMON STOCK AND STOCK OPTIONS (CONTINUED) share of a new series of junior participating preferred stock at an exercise price of $175. The Right will be exercisable only if a person or group acquires 15% or more of common stock or announces a tender offer or exchange offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Board of Directors may elect to exchange and redeem the Rights. The Rights expire on November 10, 2008.
     During 1999, 1998 and 1997, the Company acquired treasury stock only as a result of stock option exercises, restricted stock transactions or buyback of shares, which were unsolicited from stockholders.
     As of December 31, 1999 and 1998, the Company had 2,000,000 shares of common stock in the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. These benefit obligations are provided for under pension plans and deferred compensation plans for certain employees and non-employee Directors of the Company. The obligations included in Deferred Credits -- Other are $16,852,000 and $15,988,000 as of December 31, 1999 and 1998, respectively. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust receives dividends. Under the treasury stock method, the shares are not included in the calculation of EPS. The fair market value of these shares is included in common stock and paid-in capital and as a reduction to stockholders' equity. See Note 15.
     Key employees may be granted options to purchase shares of Anadarko common stock and other stock related awards under the 1993 and the 1999 Stock Incentive Plans. Stock options are granted at the fair market value of Anadarko stock on the date of grant and have a maximum term of 11 years from the date of grant.
     In addition, the Plans provide that shares of common stock may be granted as restricted stock. Generally, restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of the restricted stock have all the rights of a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to such shares. During 1999, 1998 and 1997, the Company issued 73,000, 57,100, and 296,000 shares, respectively, of restricted stock with a weighted-average grant date fair value of $35.87, $32.47 and $34.06 per share, respectively.
     Non-employee Directors may be granted non-qualified stock options under the 1998 Director Stock Plan. Stock options are granted at the fair market value of Anadarko stock on the date of grant and have a maximum term of ten years from the date of grant.
     Anadarko and a key officer of the Company had a Performance Share Agreement under the 1993 Stock Incentive Plan. The Agreement provided for issuance of up to 300,000 shares of common stock of the Company at the end of a four or eight-year period contingent upon the Company's achievement of predetermined objectives. During the years ended December 31, 1999, 1998 and 1997, expense of $4,191,000, $2,000,000 and $2,000,000, respectively, was recognized under the Agreement. As of December 31, 1999, the Company met the predetermined objectives. As a result, the fair value of the performance shares was determined as of December 31, 1999, and 300,000 shares of common stock were issued under the agreement in January 2000.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.  COMMON STOCK AND STOCK OPTIONS (CONTINUED)
     Unexercised stock options are included in the diluted EPS using the treasury stock method. Information regarding the Company's stock option plans is summarized below:

                                              1999                 1998                 1997
                                       ------------------   ------------------   ------------------
                                                WEIGHTED-            Weighted-            Weighted-
                                                 AVERAGE              Average              Average
                                                EXERCISE             Exercise             Exercise
                                       SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
        options in thousands           ------   ---------   ------   ---------   ------   ---------
SHARES UNDER OPTION AT BEGINNING
  OF YEAR                              8,518     $29.16     6,756     $26.20     5,743     $23.04
Granted                                1,165     $30.39     2,267     $35.35     1,324     $37.90
Exercised                               (715)    $21.05      (499)    $17.16      (299)    $17.24
Surrendered or expired                   (37)    $35.74        (6)    $37.97       (12)    $28.79
                                       -----                -----                -----
SHARES UNDER OPTION AT END OF YEAR     8,931     $29.94     8,518     $29.16     6,756     $26.20
                                       -----                -----                -----
Options exercisable at December 31     5,175     $27.78     5,028     $25.48     4,292     $21.85
                                       -----                -----                -----
Shares available for future grant at
  end of year                          3,987                1,159                2,828
                                       -----                -----                -----
Weighted-average fair value of
  options granted during the year                $11.20               $11.84               $13.37

     The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
               --------------------------------------   -----------------------
                              WEIGHTED-
                 OPTIONS       AVERAGE      WEIGHTED-     OPTIONS     WEIGHTED-
  RANGE OF     OUTSTANDING    REMAINING      AVERAGE    EXERCISABLE    AVERAGE
  EXERCISE       AT YEAR     CONTRACTUAL    EXERCISE      AT YEAR     EXERCISE
   PRICES          END       LIFE (YEARS)     PRICE         END         PRICE
  --------     -----------   ------------   ---------   -----------   ---------
   options in thousands
$14.91-$24.00     2,409          4.03        $20.76        2,409       $20.76
$27.19-$31.81     2,931          6.97        $29.73        1,293       $30.09
$31.94-$35.94     2,297          8.31        $35.30          179       $32.32
$36.31-$37.97     1,294          7.84        $37.89        1,294       $37.89
                  -----          ----        ------       ------       ------
Total             8,931          6.65        $29.94        5,175       $27.78
                  -----          ----        ------       ------       ------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              1999      1998      1997
                                                              -----     -----     -----
Expected option life - years                                   4.58      4.91      5.11
Risk-free interest rate                                        5.51%     5.13%     6.18%
Dividend yield                                                 0.56%     0.57%     0.60%
Volatility                                                    35.82%    29.98%    28.76%

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.  COMMON STOCK AND STOCK OPTIONS (CONTINUED)
     SFAS No. 123 "Accounting for Stock-based Compensation" defines a fair value method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Anadarko has elected to continue using APB No. 25 for accounting for employee stock compensation plans. Accordingly, no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Anadarko stock on the date of grant. If compensation expense for the Company's stock option plans had been determined using the fair-value method in SFAS No. 123, the Company's net income and EPS would have been as shown in the pro forma amounts below:

                                                                  1999       1998       1997
       thousands except per share amounts                        -------   --------   --------
Net income (loss) available to common
  stockholders                                     As reported   $31,659   $(49,286)  $107,318
                                                   Pro forma     $21,079   $(61,564)  $ 99,928
Basic EPS                                          As reported   $  0.25   $  (0.41)  $   0.90
                                                   Pro forma     $  0.17   $  (0.51)  $   0.84
Diluted EPS                                        As reported   $  0.25   $  (0.41)  $   0.89
                                                   Pro forma     $  0.17   $  (0.51)  $   0.83

     The reconciliation between basic and diluted EPS is as follows:

                                         FOR THE YEAR ENDED               For the Year Ended               For the Year Ended
                                          DECEMBER 31, 1999               December 31, 1998                December 31, 1997
                                    -----------------------------   ------------------------------   ------------------------------
                                                        PER SHARE                        Per Share                        Per Share
                                    INCOME    SHARES     AMOUNT       LOSS     SHARES     AMOUNT      INCOME    SHARES     AMOUNT
thousands except per share amounts  -------   -------   ---------   --------   -------   ---------   --------   -------   ---------
BASIC EPS
Income (loss) available to common
  stockholders                      $31,659   125,187     $0.25     $(49,286)  120,103    $(0.41)    $107,318   119,434     $0.90
                                                          -----                           ------                            -----
Effect of dilutive stock options
  and performance-based stock
  awards                                 --       719                     --        --                     --       820
                                    -------   -------               --------   -------               --------   -------
DILUTED EPS
Income (loss) available to common
  stockholders plus assumed
  conversion                        $31,659   125,906     $0.25     $(49,286)  120,103    $(0.41)    $107,318   120,254     $0.89
                                    -------   -------     -----     --------   -------    ------     --------   -------     -----

     For the years ended December 31, 1999 and 1998, options for 4,399,000 and 3,200,000, respectively, shares of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods. For the year ended December 31, 1998, there were 881,000 common stock equivalents related to outstanding stock options that were not included in the computation of diluted EPS, since they had an anti-dilutive effect.

9.  STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                               1999       1998      1997
thousands                                                     -------   --------   -------
Interest                                                      $69,588   $ 56,593   $39,617
Income taxes paid (received)                                  $  (764)  $(11,454)  $12,068

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     Anadarko Algeria has a Production Sharing Agreement (PSA) with SONATRACH, the national oil and gas enterprise of Algeria. SONATRACH is the beneficial owner of 9.5% of the Company's outstanding common stock. The PSA gives Anadarko Algeria the right to develop and produce liquid hydrocarbons in Algeria, subject to the sharing of production with SONATRACH. Anadarko Algeria has two partners in the PSA. Approximately $15,174,000, $1,276,000 and $438,000 was paid to SONATRACH in 1999, 1998 and 1997, respectively, for charges related to oil purchases, transportation of oil, well testing services, reservoir studies, laboratory services and equipment usage. During 1999, 1998 and 1997, $21,197,000, $33,342,000 and $7,911,000, respectively, was received and
$22,837,000 and $25,854,000 was included in accounts receivable as of December 31, 1999 and 1998, respectively, from SONATRACH for joint interest billings of development costs in Algeria under the PSA. Through December 31, 1999, the majority of the amounts received from SONATRACH have been paid in Algerian dinars, the local currency, which are used by the Company to make payments in Algeria.
     Anadarko and partners have two Engineering, Procurement and Construction
(EPC) contracts to build oil production facilities in Algeria with Brown & Root-Condor, a company jointly owned by Brown & Root and affiliates of SONATRACH. For the years ended December 31, 1999, 1998 and 1997, approximately $43,189,000, $43,463,000 and $107,049,000, respectively, was paid to Brown &
Root-Condor under the EPC contracts.
     Political unrest continues in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 2000 and beyond. However, the situation has not had any material effect on the Company's operations to date. The Company's activities in Algeria also are subject to the general risks associated with all foreign operations.
     In 1998 and 1997, the Company paid Houston Advanced Research Center (HARC) $150,000 and $20,000, respectively, for seismic imaging projects. John R. Butler, Jr., a Director of the Company, currently serves as Chairman of HARC. From July 1998 to mid-November 1999, Mr. Butler also served as President of HARC.
     In 1999, the Company paid Newpark Drilling Fluids (Newpark) $185,000 for drilling fluids. James L. Bryan, a Director of the Company, serves as Executive Vice President of Newpark.
     The Company's natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Canada, England, Mexico and Switzerland. The majority of the Company's receivables are paid within two months following the month of purchase.
     The Company generally performs a credit analysis of customers prior to making any sales to new customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee.
     In 1999, sales to CoEnergy Trading Co. were $180,590,000, which accounted for more than 10% of the Company's total 1999 revenues. In 1998, sales to CoEnergy Trading Co. were $144,320,000, sales to Proliance Energy LLC were $67,713,000 and sales to Texaco Trading & Transportation Company were $65,552,000, each of which accounted for more than 10% of the Company's total 1998 revenues. In 1997, sales to CoEnergy Trading Co. were $200,368,000, sales to Texaco Trading & Transportation Company were $78,816,000 and sales to Proliance Energy LLC were $75,808,000, each of which accounted for more than 10% of the Company's total 1997 revenues.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

11.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's operations primarily relate to oil and gas production activities. Accordingly, they are considered one business segment. The following table shows Anadarko's revenues (based on the origin of the sales) and net properties and equipment by geographic area:

                                                              1999        1998         1997
                        thousands                           --------   ----------   ----------
REVENUES
United States                                               $587,520   $  543,336   $  674,872
Algeria                                                      113,584       16,918          267
                                                            --------   ----------   ----------
Total                                                       $701,104   $  560,254   $  675,139
                                                            --------   ----------   ----------

                                                                          1999         1998
                        thousands                                      ----------   ----------
NET PROPERTIES AND EQUIPMENT
United States                                                          $3,115,420   $2,787,177
Algeria                                                                   514,246      556,548
Other international                                                        51,485       37,813
                                                                       ----------   ----------
Total                                                                  $3,681,151   $3,381,538
                                                                       ----------   ----------

12.  OTHER TAXES

     Significant taxes other than income taxes are as follows:

                                                              1999        1998         1997
                        thousands                           --------   ----------   ----------
Production and severance                                    $ 17,217   $   16,266   $   22,092
Ad valorem                                                    13,741       17,171       17,035
Payroll and other                                              4,449        4,272        3,647
                                                            --------   ----------   ----------
Total                                                       $ 35,407   $   37,709   $   42,774
                                                            --------   ----------   ----------

13.  INCOME TAXES

     Income tax expense, including deferred amounts, is summarized as follows:

                                                              1999        1998         1997
                        thousands                           --------   ----------   ----------
CURRENT
Federal                                                     $  1,528   $   (2,162)  $    6,964
State                                                            145         (637)       1,801
Foreign                                                          898          400           --
                                                            --------   ----------   ----------
Total                                                          2,571       (2,399)       8,765
                                                            --------   ----------   ----------
DEFERRED
Federal                                                       24,595      (21,998)      46,816
State                                                          1,955         (620)       1,460
Foreign                                                       33,117        2,118           --
                                                            --------   ----------   ----------
Total                                                         59,667      (20,500)      48,276
                                                            --------   ----------   ----------
Total income taxes                                          $ 62,238   $  (22,899)  $   57,041
                                                            --------   ----------   ----------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13.  INCOME TAXES (CONTINUED)
     Total income taxes were different than the amounts computed by applying the statutory income tax rate to Income (Loss) before Income Taxes. The sources of these differences are as follows:

                                                                1999       1998       1997
                         thousands                            --------   --------   --------
Income (Loss) before Income Taxes
  Domestic                                                    $ 45,618   $   (839)  $179,754
  Foreign                                                       59,199    (64,248)   (15,395)
                                                              --------   --------   --------
Total                                                         $104,817   $(65,087)  $164,359
                                                              --------   --------   --------
Statutory tax rate                                                  35%        35%        35%
Tax computed at statutory rate                                $ 36,686   $(22,780)  $ 57,526
Adjustments resulting from:
  State income taxes (net of federal income tax benefit)         1,365       (817)     2,120
  Oil and gas credits                                             (724)    (1,683)    (1,743)
  Foreign taxes (net of federal income tax benefit)             22,110      1,637         --
  Other -- net                                                   2,801        744       (862)
                                                              --------   --------   --------
Total income taxes                                            $ 62,238   $(22,899)  $ 57,041
                                                              --------   --------   --------
Effective tax rate                                                  59%        35%        35%
                                                              --------   --------   --------

     The tax benefit of compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders' equity. For 1999, 1998 and 1997, the tax benefit amounted to $4,334,000, $3,339,000 and $1,864,000, respectively.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 1999 and 1998 are as follows:

                                                                1999        1998
                         thousands                            ---------   ---------
Oil and gas exploration and development costs                 $ 847,687   $ 749,849
Other                                                            33,465      14,640
                                                              ---------   ---------
Gross deferred tax liabilities                                  881,152     764,489
                                                              ---------   ---------
Net operating loss carryforward                                (198,245)   (152,279)
Alternative minimum tax credit carryforward                     (31,040)    (31,040)
Other                                                           (75,063)    (58,217)
                                                              ---------   ---------
Gross deferred tax assets                                      (304,348)   (241,536)
                                                              ---------   ---------
Net deferred tax liabilities                                  $ 576,804   $ 522,953
                                                              ---------   ---------

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13.  INCOME TAXES (CONTINUED)
     Net operating loss and alternative minimum tax credit carryforwards at December 31, 1999, which are available for future utilization on federal and foreign income tax returns, are as follows:

                                                            Regular    Alternative
                                                 Foreign    Federal      Minimum
                                                   Tax        Tax          Tax       Expiration
thousands                                        --------   --------   -----------   ----------
Net operating loss -- domestic                   $     --   $438,800    $412,900     2015-2019
Net operating loss -- foreign                    $117,500   $     --    $     --     2003-2004
Alternative minimum tax credit                   $     --   $ 31,000    $     --     Unlimited
General business tax credit                      $     --   $  2,600    $     --     2006-2019

     The net operating losses and tax credits have reduced deferred federal income tax expense.

14.  LEASE COMMITMENTS

     The Company has various commitments under non-cancelable operating lease agreements for buildings, facilities and equipment, the majority of which expire at various dates through 2014. The leases are expected to be renewed or replaced as they expire. At December 31, 1999, future minimum rental payments due under operating leases are as follows:

thousands
2000                                                           $ 27,943
2001                                                             23,860
2002                                                             17,619
2003                                                             13,021
2004                                                             13,181
Later years                                                     107,386
                                                               --------
Total minimum lease payments                                   $203,010
                                                               --------

     Total rental expense amounted to $33,359,000, $37,430,000 and $24,797,000 in 1999, 1998 and 1997, respectively.
     In November 1999, the Company entered into a synthetic lease agreement in which the lessor has agreed to fund up to $185,000,000 for construction of a new corporate headquarters building in The Woodlands, Texas. The term of the agreement is five years, which includes the construction period and a lease period. Lease payments will begin upon completion of construction, which is expected in July 2002. At the end of the lease term, the Company has the option to renew the lease for one-year terms, up to seven terms, or to purchase the building for a price including the outstanding lease balance. If Anadarko elects not to renew the lease or purchase the building, the Company must arrange the sale of the building to a third party. Under the sale option, Anadarko has guaranteed a percentage of the total original cost as the residual fair value of the building. Lease payments are expected to be $10,500,000 on an annual basis, beginning in mid-2002. The table of future minimum rental payments due under non-cancelable operating leases shown above excludes any payments related to this agreement.
     In 1999, 1998 and 1997, the Company entered into sale-leaseback agreements totaling $127,167,000 (net) involving natural gas compressors in Anadarko's major mid-continent gathering systems and other corporate property. Proceeds from these transactions were used for general corporate purposes. The related leases are being accounted for as operating leases. The gains of $84,566,000 were deferred and are being amortized over the lease terms as a reduction to operating and administrative and general expense. As of

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

14.  LEASE COMMITMENTS (CONTINUED)
December 31, 1999 and 1998, Deferred Credits -- Other includes $64,626,000 and $63,760,000, respectively, related to the long-term portion of the deferred gains.

15.  PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND EMPLOYEE SAVINGS PLANS

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS The Company has a defined benefit pension plan and an equalization plan which are non-contributory pension plans. The Company also provides certain health care and life insurance benefits for retired employees. Health care benefits are funded by contributions from the Company and the retiree, with the retiree contributions adjusted per the provisions of the Company's health care plans. The Company's retiree life insurance plan is non-contributory.
     The following table sets forth the Company's pension and other postretirement benefits changes in benefit obligation, fair value of plan assets, funded status and amounts recognized in the financial statements as of December 31, 1999 and 1998.

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
thousands                                            --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $ 87,857   $ 75,352   $ 34,322   $ 27,297
Service cost                                            6,789      5,503      2,218      1,883
Interest cost                                           5,833      5,086      2,296      1,959
Plan amendments                                            --     (3,738)        --         --
Increase (decrease) due to change in actuarial
  assumptions                                         (11,265)    10,466     (2,729)     3,936
Benefit payments and settlements                       (8,773)    (4,812)      (746)      (753)
                                                     --------   --------   --------   --------
Benefit obligation at end of year                    $ 80,441   $ 87,857   $ 35,361   $ 34,322
                                                     --------   --------   --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       $ 64,610   $ 60,894   $     --   $     --
Actual return on plan assets                            4,523      6,595         --         --
Employer contributions                                  1,483      1,012        746        753
Benefit payments                                       (8,773)    (3,891)      (746)      (753)
                                                     --------   --------   --------   --------
Fair value of plan assets at end of year             $ 61,843   $ 64,610   $     --   $     --
                                                     --------   --------   --------   --------
Funded status of the plan                            $(18,598)  $(23,247)  $(35,361)  $(34,322)
Unrecognized actuarial (gain) loss                     (3,418)     8,631     (4,014)    (1,285)
Unrecognized prior service cost                        (1,740)    (1,909)        --         --
Unrecognized initial asset                             (3,088)    (3,615)        --         --
                                                     --------   --------   --------   --------
Total recognized                                     $(26,844)  $(20,140)  $(39,375)  $(35,607)
                                                     --------   --------   --------   --------
TOTAL RECOGNIZED AMOUNTS IN THE STATEMENT OF
  FINANCIAL POSITION CONSIST OF:
  Accrued benefit liability                          $(28,354)  $(21,839)  $(39,375)  $(35,607)
  Intangible asset                                      1,510      1,699         --         --
                                                     --------   --------   --------   --------
Total recognized                                     $(26,844)  $(20,140)  $(39,375)  $(35,607)
                                                     --------   --------   --------   --------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

15. PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND EMPLOYEE SAVINGS PLANS (CONTINUED)
     Following are the weighted-average assumptions used by the Company in determining the accumulated pension and postretirement benefit obligations as of December 31:

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                      ----------------      ----------------
                                                      1999       1998       1999       1998
percent                                               -----      -----      -----      -----
Discount rate                                         7.75%      6.75%      7.75%      6.75%
Long-term rate of return on plan assets                8.0%       8.0%        N/A        n/a
Rates of increase in compensation levels               5.0%       5.0%       5.0%       5.0%

     For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease to 5% for 2001 and later years.

                                              PENSION BENEFITS              OTHER BENEFITS
                                         ---------------------------   ------------------------
                                          1999      1998      1997      1999     1998     1997
thousands                                -------   ------   --------   ------   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                             $ 6,789   $5,503   $  4,551   $2,218   $1,883   $1,516
Interest cost                              5,833    5,086      4,562    2,296    1,959    1,708
Actual return on plan assets              (4,523)  (6,595)   (11,131)      --       --       --
Amortization values and deferrals             88    2,092      7,741       --     (189)    (359)
                                         -------   ------   --------   ------   ------   ------
Net periodic benefit cost                $ 8,187   $6,086   $  5,723   $4,514   $3,653   $2,865
                                         -------   ------   --------   ------   ------   ------

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $10,501,000, $7,185,000 and $0, respectively, as of December 31, 1999, and $10,458,000, $6,995,000 and $0, respectively, as of
December 31, 1998. The Company's benefit obligation under the unfunded pension plans are secured by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust. See Note 8.
     Anadarko's Non-employee Director Pension Plan was terminated effective January 1, 1998. The Directors were granted phantom shares equal to the value of the accumulated benefit on the date of termination.
     The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plan. A 1% change in the assumed health care cost trend rate would have the following effects:

                                                              1% INCREASE   1% DECREASE
thousands                                                     -----------   -----------
Effect on total of service and interest cost components         $  840        $  (695)
Effect on postretirement benefit obligation                     $5,532        $(4,646)

EMPLOYEE SAVINGS PLAN The Company has an employee savings plan (ESP) that is a defined contribution plan. The Company matches a portion of employees' contributions with shares of the Company's common stock. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $5,162,000, $5,254,000 and $4,618,000 during 1999, 1998 and 1997, respectively.

FOREIGN PLANS The Company has a pension plan for certain non-resident foreign nationals. Employees make contributions to the plan. The Company makes contributions to the plan, if necessary, based on actuarial information. Participation in the plan is voluntary. The Company's contributions were $1,609,000, $808,000 and $372,000 during 1999, 1998 and 1997, respectively.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

15. PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND EMPLOYEE SAVINGS PLANS (CONTINUED)
     The Company has an employee savings plan for certain non-resident foreign nationals. The Company matches contributions with shares of the Company's common stock. Participation in the plan is voluntary. The Company's contributions were $463,000, $223,000 and $101,000 during 1999, 1998 and 1997, respectively.

16.  CONTINGENCIES

ENVIRONMENTAL On December 17, 1993, the Company received a notice from the Department of Justice in the State of California indicating the Company may be a potentially responsible party (PRP) for the study, cleanup and closure of the waste facility owned by Geothermal, Inc. in Middletown, California (the GI site). Anadarko's records indicate the disposal of a limited number of barrels of drilling mud at the GI site in 1982. During the first quarter of 1994, the Company, along with other PRPs, became a party to a Cost Sharing, Joint Defense and Confidentiality Agreement, effective October 20, 1993. New technology has recently been developed which could result in closure of the GI site at substantial cost reductions. A pilot study of this technology is currently underway. The California Water Quality Control Board has agreed to defer a final closure decision until the completion of the pilot study in 2000. The Company believes its share of costs in connection with the cleanup of the GI site will be approximately $35,000 to $70,000 and will not have a material effect on its financial position, cash flows or results of operations.

KANSAS AD VALOREM TAX The Natural Gas Policy Act of 1978 allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax.

Background of Present Litigation FERC's ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC. Ultimately, the D.C. Circuit issued a decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997.
     Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $46,200,000 (pretax) as of December 31, 1999.

FERC Proceedings Depending on future FERC orders, the Company could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy Corp) pending further potential review by FERC or the courts.

PanEnergy Litigation On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,000,000 (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $30,400,000 (pretax) as of December 31, 1999. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pretax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 17, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction.

FERC Order of October 13, 1998 On October 13, 1998, FERC issued a final order on Anadarko's complaint. The order declares that Anadarko Production Company (now an affiliate of Duke Energy) is responsible as first seller for making refunds of Kansas ad valorem tax reimbursements collected from 1983 through

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

16.  CONTINGENCIES (CONTINUED)
August 1, 1985. The Company estimates this amount to be as much as $17,000,000. On February 23, 2000, FERC clarified its prior order stating the Company must, in the first instance, make refunds for former subsidiaries of Anadarko Production Company. The Company is responsible to make refunds for reimbursements it collected as first seller from August 1, 1985 through 1988. The Company estimates this amount to be as much as $27,000,000. The FERC order states that whether Anadarko Production Company or the Company is entitled to reimbursement from another party for the refunds ordered is a matter to be pursued in an appropriate judicial forum. On January 15, 1999, FERC issued an order denying a request for rehearing filed by PanEnergy and reaffirming the October 1998 order. FERC may, in the near future, issue an order based upon the above allocation regarding when the refunds must be paid and the specific refund amount. The issue of reimbursement will now be pursued in U.S. District Court. On April 16, 1999, the U.S. District Court ordered the parties to mediation. One session with the mediator has been held. The Court has also set the matter for trial on the May/June 2000 trial term. Supplemental motions for summary judgment have been filed by both parties.

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

                         ANADARKO PETROLEUM CORPORATION
                       SUPPLEMENTAL QUARTERLY INFORMATION
                                  (UNAUDITED)

QUARTERLY FINANCIAL DATA

     The following table shows summary quarterly financial data for 1999 and 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K.

                                            FIRST         SECOND       THIRD        FOURTH
                                           QUARTER       QUARTER      QUARTER      QUARTER
THOUSANDS EXCEPT PER SHARE AMOUNTS         --------      --------     --------     --------
1999
Operating revenues                         $136,364      $161,519     $179,935     $223,286
Operating income (loss), pretax              (7,858)(1)    41,422       58,675       86,702(2)
Net income (loss)                          $(20,355)(1)  $ 10,692     $ 21,512     $ 30,730(2)
Net income (loss) available to common
  stockholders                             $(23,085)(1)  $  7,962     $ 18,782     $ 28,000(2)
Earnings (loss) per common share - basic   $  (0.19)(1)  $   0.06     $   0.15     $   0.22(2)
Earnings (loss) per common share -
  diluted                                  $  (0.19)(1)  $   0.06     $   0.15     $   0.22(2)
1998
Operating revenues                         $147,001      $137,526     $140,191     $135,536
Operating income (loss), pretax              23,335        20,282       15,715      (66,720)(3)
Net income (loss)                          $  7,015      $  4,341     $    464     $(54,008)(3)
Net income (loss) available to common
  stockholders                             $  7,015      $  2,703     $ (2,266)    $(56,738)(3)
Earnings (loss) per common share - basic   $   0.06      $   0.02     $  (0.02)    $  (0.47)(3)
Earnings (loss) per common share -
  diluted                                  $   0.06      $   0.02     $  (0.02)    $  (0.47)(3)

---------------

(1) Anadarko's first quarter 1999 operating loss includes a non-cash charge of $20,000,000 ($12,800,000 after income taxes) to impair Eritrea properties. Excluding this impairment, Anadarko's first quarter net operating income (pretax) was $12,142,000, net loss was $7,555,000 and net loss available to common stockholders was $10,285,000, which was $0.08 per common share (diluted).

(2) Anadarko's fourth quarter 1999 operating income includes a non-cash charge of $4,000,000 ($2,600,000 after income taxes) to impair certain international properties. Excluding this impairment, Anadarko's fourth quarter net operating income (pretax) was $90,702,000, net income was $33,330,000 and net income available to common stockholders was $30,600,000, which was $0.24 per common share (diluted).

(3) Anadarko's fourth quarter 1998 operating loss includes a non-cash charge of $70,000,000 ($44,600,000 after income taxes) to impair certain international properties. Excluding this impairment, Anadarko's fourth quarter net operating income (pretax) was $3,280,000, net loss was $9,418,000 and net loss available to common stockholders was $12,148,000, which was $0.10 per common share (diluted).

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS PRODUCTION

     The following is historical revenue and cost information relating to the Company's oil and gas operations. Excluded from amounts subject to amortization as of December 31, 1999 and 1998 are $323,019,000 and $353,647,000,
respectively, of costs associated with unevaluated properties and major development projects. The majority of the evaluation activities are expected to be completed within five years.

COSTS EXCLUDED FROM AMORTIZATION

                                                      YEAR COSTS INCURRED             EXCLUDED
                                            ---------------------------------------   COSTS AT
                                             PRIOR                                    DEC. 31,
                                             YEARS     1997       1998       1999       1999
thousands                                   -------   -------   --------   --------   --------
Property acquisition                        $18,080   $14,931   $ 37,155   $ 27,162   $ 97,328
Exploration                                  18,157    27,605     80,293     68,116    194,171
Capitalized interest                          5,325     4,035      8,952     13,208     31,520
                                            -------   -------   --------   --------   --------
Total                                       $41,562   $46,571   $126,400   $108,486   $323,019
                                            -------   -------   --------   --------   --------

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

                                                                 1999         1998
                                                              ----------   ----------
thousands
UNITED STATES
Capitalized
  Unproved properties                                         $  209,858   $  232,320
  Proved properties                                            4,793,906    4,337,068
  Plant facilities                                                10,553       13,283
                                                              ----------   ----------
                                                               5,014,317    4,582,671
Accumulated depreciation, depletion and amortization           2,074,597    1,980,535
                                                              ----------   ----------
Net capitalized costs                                          2,939,720    2,602,136
                                                              ----------   ----------
ALGERIA
Capitalized
  Unproved properties                                             62,078       85,077
  Proved properties                                              493,046      464,545
                                                              ----------   ----------
                                                                 555,124      549,622
Accumulated depreciation, depletion and amortization              56,068        4,418
                                                              ----------   ----------
Net capitalized costs                                            499,056      545,204
                                                              ----------   ----------
OTHER OVERSEAS
Capitalized
  Unproved properties                                             51,083       36,250
                                                              ----------   ----------
Net capitalized costs                                             51,083       36,250
                                                              ----------   ----------
TOTAL
Capitalized
  Unproved properties                                            323,019      353,647
  Proved properties                                            5,286,952    4,801,613
  Plant facilities                                                10,553       13,283
                                                              ----------   ----------
                                                               5,620,524    5,168,543
Accumulated depreciation, depletion and amortization           2,130,665    1,984,953
                                                              ----------   ----------
Net capitalized costs                                         $3,489,859   $3,183,590
                                                              ----------   ----------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                1999       1998       1997
THOUSANDS                                                     --------   --------   --------
UNITED STATES -- Capitalized
Property acquisition
  Exploration                                                 $ 41,047   $ 31,690   $ 22,292
  Development                                                   50,292    143,186     31,036
Exploration                                                    159,032    171,072    111,959
Development                                                    304,511    312,846    276,266
                                                              --------   --------   --------
                                                               554,882    658,794    441,553
                                                              --------   --------   --------
ALGERIA -- Capitalized
Property acquisition
  Exploration                                                      431         --        178
Exploration                                                     13,241     86,979     83,860
Development                                                     48,974     64,403     87,422
                                                              --------   --------   --------
                                                                62,646    151,382    171,460
                                                              --------   --------   --------
OTHER OVERSEAS -- Capitalized
Property acquisition
  Exploration                                                    1,122      2,415      2,085
Exploration                                                     34,430     47,107     35,322
                                                              --------   --------   --------
                                                                35,552     49,522     37,407
                                                              --------   --------   --------
TOTAL -- Capitalized
Property acquisition
  Exploration                                                   42,600     34,105     24,555
  Development                                                   50,292    143,186     31,036
Exploration                                                    206,703    305,158    231,141
Development                                                    353,485    377,249    363,688
                                                              --------   --------   --------
                                                              $653,080   $859,698   $650,420
                                                              --------   --------   --------

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

                                                                1999       1998       1997
THOUSANDS                                                     --------   --------   --------
UNITED STATES
Net revenues from production
  Gas and oil sold to consolidated affiliates                 $313,758   $297,927   $379,982
  Third-party sales of gas, oil, condensate and NGLs           259,546    223,246    274,308
                                                              --------   --------   --------
                                                               573,304    521,173    654,290
Production (lifting) costs                                     148,047    166,731    157,847
Depreciation, depletion and amortization*                      177,806    179,183    181,163
                                                              --------   --------   --------
                                                               247,451    175,259    315,280
Income tax expense                                              88,137     61,276    111,711
                                                              --------   --------   --------
Results of operations                                         $159,314   $113,983   $203,569
                                                              --------   --------   --------
*DD&A rate per net equivalent barrel                          $   4.11   $   3.91   $   4.09
                                                              --------   --------   --------
ALGERIA
Net revenues from production
  Third-party sales of oil                                    $113,340   $ 16,474   $     --
                                                              --------   --------   --------
                                                               113,340     16,474         --
Production (lifting) costs                                      11,411      6,492         --
Depreciation, depletion and amortization*                       18,393      4,418         --
                                                              --------   --------   --------
                                                                83,536      5,564         --
Income tax expense                                              51,598      3,514         --
                                                              --------   --------   --------
Results of operations                                         $ 31,938   $  2,050   $     --
                                                              --------   --------   --------
*DD&A rate per net equivalent barrel                          $   2.96   $   3.22   $     --
                                                              --------   --------   --------
TOTAL
Net revenues from production
  Gas and oil sold to consolidated affiliates                 $313,758   $297,927   $379,982
  Third-party sales of gas, oil, condensate and NGLs           372,886    239,720    274,308
                                                              --------   --------   --------
                                                               686,644    537,647    654,290
Production (lifting) costs                                     159,458    173,223    157,847
Depreciation, depletion and amortization*                      196,199    183,601    181,163
                                                              --------   --------   --------
                                                               330,987    180,823    315,280
Income tax expense                                             139,735     64,790    111,711
                                                              --------   --------   --------
Results of operations                                         $191,252   $116,033   $203,569
                                                              --------   --------   --------
*DD&A rate per net equivalent barrel                          $   3.97   $   3.89   $   4.09
                                                              --------   --------   --------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES

     The following table shows estimates prepared by the Company's engineers of proved reserves and proved developed reserves, net of royalty interests, of natural gas, crude oil, condensate and NGLs owned at year-end and changes in proved reserves during the last three years. Volumes for natural gas are in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch and volumes for oil, condensate and NGLs are in millions of barrels (MMBbls). Total volumes are in millions of energy equivalent barrels (MMEEBs). For this computation, one barrel is the equivalent of six thousand cubic feet of gas. NGLs are included with oil and condensate reserves and the associated shrinkage has been deducted from the gas reserves.
     Algerian reserves are shown in accordance with the PSA. The reserves include estimated quantities allocated to Anadarko for recovery of costs and Algerian taxes and Anadarko's net equity share after recovery of such costs.
     Anadarko's reserves increased in 1999 primarily due to exploration and development drilling and due to significantly higher crude oil and slightly higher natural gas prices at year-end 1999 compared to year-end 1998. The Company's reserves increased in 1998 primarily from exploration and development drilling and purchases in place. Anadarko's 1998 reserves increase was offset partially by a negative reserve revision caused by lower natural gas and crude oil prices at year-end 1998 compared to year-end 1997. The Company's reserves increased in 1997 primarily from exploration and development drilling and improved recovery.
     The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES (CONTINUED)

                                              OIL, CONDENSATE AND
                           NATURAL GAS               NGLS                         TOTAL
                              (BCF)                (MMBBLS)                     (MMEEBS)
                           -----------      -----------------------      -----------------------
                              U.S.          U.S.    ALGERIA   TOTAL      U.S.    ALGERIA   TOTAL
                           -----------      -----   -------   -----      -----   -------   -----
PROVED RESERVES
DECEMBER 31, 1996             1,821         173.5    124.3    297.8      477.0    124.3    601.3
Revisions of prior
  estimates                     (95)         13.2       --    13.2        (2.7)      --     (2.7)
Extensions, discoveries
  and other additions           164          38.6     59.8    98.4        66.1     59.8    125.9
Improved recovery                 6          19.9       --    19.9        20.8       --     20.8
Purchases in place               18           5.0       --     5.0         8.0       --      8.0
Sales in place                   (5)         (0.1)      --    (0.1)       (1.0)      --     (1.0)
Production                     (179)        (14.5)      --    (14.5)     (44.3)      --    (44.3)
                              -----         -----    -----    -----      -----    -----    -----
DECEMBER 31, 1997             1,730         235.6    184.1    419.7      523.9    184.1    708.0
Revisions of prior
  estimates                     (70)        (32.0)      --    (32.0)     (43.7)      --    (43.7)
Extensions, discoveries
  and other additions         1,028          36.5     62.3    98.8       207.9     62.3    270.2
Improved recovery                15           6.7       --     6.7         9.1       --      9.1
Purchases in place              121          18.6       --    18.6        38.7       --     38.7
Production                     (177)        (16.4)    (1.4)   (17.8)     (45.8)    (1.4)   (47.2)
                              -----         -----    -----    -----      -----    -----    -----
DECEMBER 31, 1998             2,647         249.0    245.0    494.0      690.1    245.0    935.1
Revisions of prior
  estimates                    (188)         39.9       --    39.9         8.6       --      8.6
Extensions, discoveries
  and other additions           112           0.7     72.9    73.6        19.4     72.9     92.3
Improved recovery                34          10.2       --    10.2        15.8       --     15.8
Purchases in place               99           1.0       --     1.0        17.5       --     17.5
Sales in place                  (27)         (1.5)   (22.9)   (24.4)      (5.9)   (22.9)   (28.8)
Production                     (170)        (14.9)    (6.2)   (21.1)     (43.3)    (6.2)   (49.5)
                              -----         -----    -----    -----      -----    -----    -----
DECEMBER 31, 1999             2,507         284.4    288.8    573.2      702.2    288.8    991.0
                              -----         -----    -----    -----      -----    -----    -----
PROVED DEVELOPED RESERVES
December 31, 1996             1,654         100.6       --    100.6      376.2       --    376.2
December 31, 1997             1,597         122.6       --    122.6      388.7       --    388.7
December 31, 1998             1,640         119.5     44.2    163.7      392.9     44.2    437.1
December 31, 1999             1,672         133.3     61.3    194.6      412.1     61.3    473.4

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

DISCOUNTED FUTURE NET CASH FLOWS

     Estimates of future net cash flows from proved reserves of gas, oil, condensate and NGLs were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The amounts were prepared by the Company's engineers and are shown in the following table. The estimates are based on prices at year-end.
     Gas prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense.
     At December 31, 1999, the present value (discounted at 10%) of future net revenues from Anadarko's proved reserves was $6.4 billion, before income taxes, and $4.4 billion, after income taxes, (stated in accordance with the regulations of the Securities Exchange Commission and the Financial Accounting Standards Board). The after income taxes increase of 97% in 1999 compared to 1998 is primarily due to the significantly higher crude oil and slightly higher natural gas prices at year-end 1999 and additions of proved reserves related to successful drilling worldwide.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on the Company's consolidated financial statements.
     Under the full cost method of accounting, a non-cash charge to earnings related to the carrying value of the Company's oil and gas properties on a county-by-county basis may be required when prices are low. Whether the Company will be required to take such a charge depends on the prices for crude oil and natural gas at the end of any quarter, as well as the effect of both capital expenditures and changes to proved reserves during that quarter. If a non-cash charge were required, it would reduce earnings for the period and result in lower DD&A expense in future periods.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                               1999      1998      1997
millions                                                      -------   -------   ------
UNITED STATES
Future cash inflows                                           $11,012   $ 7,393   $6,500
Future production and development costs                         3,232     2,690    2,494
                                                              -------   -------   ------
Future net cash flows before income taxes                       7,780     4,703    4,006
10% annual discount for estimated timing of cash flows          3,916     2,209    1,944
                                                              -------   -------   ------
Discounted future net cash flows before income taxes            3,864     2,494    2,062
Future income taxes, net of 10% annual discount                 1,070       698      654
                                                              -------   -------   ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                              2,794     1,796    1,408
                                                              -------   -------   ------
ALGERIA
Future cash inflows                                             7,259     2,694    3,092
Future production and development costs                         1,077       988      743
                                                              -------   -------   ------
Future net cash flows before income taxes                       6,182     1,706    2,349
10% annual discount for estimated timing of cash flows          3,683     1,066    1,382
                                                              -------   -------   ------
Discounted future net cash flows before income taxes            2,499       640      967
Future income taxes, net of 10% annual discount                   911       214      364
                                                              -------   -------   ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                              1,588       426      603
                                                              -------   -------   ------
TOTAL
Future cash inflows                                            18,271    10,087    9,592
Future production and development costs                         4,309     3,678    3,237
                                                              -------   -------   ------
Future net cash flows before income taxes                      13,962     6,409    6,355
10% annual discount for estimated timing of cash flows          7,599     3,275    3,326
                                                              -------   -------   ------
Discounted future net cash flows before income taxes            6,363     3,134    3,029
Future income taxes, net of 10% annual discount                 1,981       912    1,018
                                                              -------   -------   ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                            $ 4,382   $ 2,222   $2,011
                                                              -------   -------   ------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                               1999     1998     1997
millions                                                      ------   ------   ------
UNITED STATES
Beginning of year                                             $1,796   $1,408   $2,811
Sales and transfers of oil and gas produced, net of
  production costs                                              (425)    (354)    (496)
Net changes in prices and development and production costs     1,451     (412)  (2,443)
Extensions, discoveries, additions and improved recovery,
  less related costs                                             (90)   1,002      330
Development costs incurred during the period                      30       26       30
Revisions of previous quantity estimates                         175     (225)    (148)
Purchases of minerals in place                                    52       96       11
Sales of minerals in place                                       (22)      --       --
Accretion of discount                                            249      206      426
Net change in income taxes                                      (372)     (44)     797
Other                                                            (50)      93       90
                                                              ------   ------   ------
End of year                                                    2,794    1,796    1,408
                                                              ------   ------   ------
ALGERIA
Beginning of year                                                426      603      592
Sales and transfers of oil and gas produced, net of
  production costs                                              (102)     (10)      --
Net changes in prices and development and production costs     1,774     (514)    (491)
Extensions, discoveries, additions and improved recovery,
  less related costs                                             210       45      253
Development costs incurred during the period                      38       91       88
Sales of minerals in place                                       (85)      --       --
Accretion of discount                                             64       97      101
Net change in income taxes                                      (697)     150       52
Other                                                            (40)     (36)       8
                                                              ------   ------   ------
End of year                                                    1,588      426      603
                                                              ------   ------   ------
TOTAL
Beginning of year                                              2,222    2,011    3,403
Sales and transfers of oil and gas produced, net of
  production costs                                              (527)    (364)    (496)
Net changes in prices and development and production costs     3,225     (926)  (2,934)
Extensions, discoveries, additions and improved recovery,
  less related costs                                             120    1,047      583
Development costs incurred during the period                      68      117      118
Revisions of previous quantity estimates                         175     (225)    (148)
Purchases of minerals in place                                    52       96       11
Sales of minerals in place                                      (107)      --       --
Accretion of discount                                            313      303      527
Net change in income taxes                                    (1,069)     106      849
Other                                                            (90)      57       98
                                                              ------   ------   ------
End of year                                                   $4,382   $2,222   $2,011
                                                              ------   ------   ------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Anadarko Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the Anadarko Petroleum Corporation Proxy Statement, dated March 27, 2000 (Proxy Statement), which is incorporated herein by reference.

     See list of Executive Officers of the Registrant appearing under Item 4 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     See Anadarko Board of Directors -- Director Compensation and Compensation and Benefits Committee Report on 1999 Executive Compensation in the Proxy Statement, which is incorporated herein by reference.

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

     EXHIBIT                                                          ORIGINALLY FILED            FILE
     NUMBER                        DESCRIPTION                           AS EXHIBIT              NUMBER
     ------         -----------------------------------------  -------------------------------  --------
    3(a)            Restated Certificate of Incorporation of   19(a)(i) to Form 10-Q              1-8968
                    Anadarko Petroleum Corporation, dated      for quarter ended September 30,
                    August 28, 1986                            1986
     (b)            Amendment to the Restated Certificate of   3(b) to Form 10-Q                  I-8968
                    Incorporation of Anadarko Petroleum        for quarter ended March 31,
                    Corporation, dated April 29, 1999          1999
     (c)            Certificate of Correction filed to         3(c) to Form 10-Q                  1-8968
                    correct the Amendment of the Restated      for quarter ended
                    Certificate of Incorporation of Anadarko   June 30, 1999
                    Petroleum Corporation, dated June 15,
                    1999
     (d)            By-laws of Anadarko Petroleum              3(b) to Form 10-Q                  1-8968
                    Corporation, as amended                    for quarter ended
                                                               June 30, 1996
    4(a)            Rights Agreement, dated as of October 29,  4.1 to Form 8-A dated October      1-8968
                    1998, between Anadarko Petroleum           30, 1998
                    Corporation and The Chase Manhattan Bank
                    Rights Agent
     (b)            Indenture, dated as of May 10, 1988,       4(a) to Form S-3                 33-21094
                    between Anadarko Petroleum Corporation     Registration Statement
                    and Continental Illinois National Bank
                    and Trust Company of Chicago, Trustee
     (c)            First Supplemental Indenture, dated as of  4(d) to Form 10-K                  1-8968
                    November 15, 1991, between Anadarko        for year ended December 31,
                    Petroleum Corporation and Continental      1991
                    Bank, National Association, Trustee
     (d)            Amendment to Revolving Credit Agreement,   4(a) to Form 10-Q                  1-8968
                    dated as of April 15, 1999                 for quarter ended March 31,
                                                               1999
     (e)            364-Day Credit Agreement, dated as of      4(b) to Form 10-Q                  1-8968
                    April 15, 1999                             for quarter ended March 31,
                                                               1999
     (f)            Indenture, dated as of March 1, 1995,      4(a) to Form 10-Q                  1-8968
                    between Anadarko Petroleum Corporation     for quarter ended
                    and the Chase Manhattan Bank, N.A.,        June 30, 1995
                    Trustee
     (g)            Indenture, dated as of September 1, 1997,  4(j) to Form 10-K                  1-8968
                    between Anadarko Petroleum Corporation     for year ended December 31,
                    and Harris Trust and Savings Bank,         1997
                    Trustee
     (h)            Supplemental Indenture, dated as of March  4 to Form 8-K dated March 7,       1-8968
                    7, 2000, between Anadarko Petroleum        2000
                    Corporation and Harris Trust and Savings
                    Bank, Trustee

     EXHIBIT                                                          ORIGINALLY FILED            FILE
     NUMBER                        DESCRIPTION                           AS EXHIBIT              NUMBER
     ------         -----------------------------------------  -------------------------------  --------
   10(a) (i)        Spin-Off Agreement, dated September 30,    10(a)(iii) to Form 10-K            1-8968
                    1986, between Panhandle Eastern            for year ended December 31,
                    Corporation and Anadarko Petroleum         1988
                    Corporation
         (ii)       Global Settlement Agreement between        28(a) to Form 10-Q                 1-8968
                    Panhandle Eastern Corporation and          for quarter ended March 31,
                    Anadarko Petroleum Corporation, dated      1989
                    March 31, 1989
         (iii)      Agreement for Exploration and              10 to Form 10-Q                    1-8968
                    Exploitation of Liquid Hydrocarbons        for quarter ended March 31,
                    between Anadarko Algeria Corporation and   1997
                    SONATRACH, dated October 23, 1989
                    (Confidential treatment requested for
                    certain provisions pursuant to Rule 24b-2
                    under the Securities Exchange Act of
                    1934)
         (iv)       Agreement Concerning the Method of         10(a)(i) to Form 10-Q              1-8968
                    Application of the Contract signed on      for quarter ended September 30,
                    October 23, 1989 between Sonatrach and     1998
                    Anadarko Algeria Corporation
         (v)        Amendment No. 1 to the Agreement for the   10(a)(ii) to Form 10-Q             1-8968
                    Exploration and Exploitation of Liquid     for quarter ended September 30,
                    Hydrocarbons between Sonatrach and         1998
                    Anadarko Algeria Corporation signed
                    October 23, 1989
DIRECTOR AND EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
   10(b) (i)        Director Deferred Compensation Plan of     10(b)(viii) to Form 10-K           1-8968
                    Anadarko Petroleum Corporation, effective  for year ended December 31,
                    January 1, 1987                            1986
         (ii)       Amendment to Anadarko Petroleum            10(b)(ii) to Form 10-K             1-8968
                    Corporation Director Deferred              for year ended December 31,
                    Compensation Plan                          1997
         (iii)      Director Deferred Compensation Agreement   19(a)(i) to Form 10-Q              1-8968
                    between Anadarko Petroleum Corporation     for quarter ended March 31,
                    and each Director Electing to Participate  1987
         (iv)       First Amendment to Director Deferred       10(b)(iv) to Form 10-K             1-8968
                    Compensation Agreement 1987, 1988, 1989    for year ended December 31,
                    and 1990 Plan Years                        1997
         (v)        Anadarko Petroleum Corporation 1988 Stock  19(b) to Form 10-Q                 1-8968
                    Option Plan for Non-Employee Directors     for quarter ended September 30,
                                                               1988
         (vi)       Anadarko Petroleum Corporation Amended     99 -- Attachment A to Form 10-K    1-8968
                    and Restated 1988 Stock Option Plan for    for year ended December 31,
                    Non-Employee Directors                     1993
         (vii)      Amendment to Anadarko Petroleum            10(b)(vii) to Form 10-K            1-8968
                    Corporation 1988 Stock Option Plan for     for year ended December 31,
                    Non-Employee Directors                     1997
         (viii)     Second Amendment to Anadarko Petroleum     10(b)(viii) to Form 10-K           1-8968
                    Corporation 1988 Stock Option Plan for     for year ended December 31,
                    Non-Employee Directors                     1997

     EXHIBIT                                                          ORIGINALLY FILED            FILE
     NUMBER                        DESCRIPTION                           AS EXHIBIT              NUMBER
     ------         -----------------------------------------  -------------------------------  --------
   10(b) (ix)       1998 Director Stock Plan of Anadarko       99 -- Attachment A to Form 10-K    1-8968
                    Petroleum Corporation, effective January   for year ended December 31,
                    30, 1998                                   1997
         (x)        Anadarko Petroleum Corporation and         19(c)(ix) to Form 10-Q             1-8968
                    Participating Affiliates and Subsidiaries  for quarter ended September 30,
                    Annual Override Pool Bonus Plan, as        1986
                    amended October 6, 1986
         (xi)       Second Amendment to Anadarko Petroleum     10(b)(ii) to Form 10-K             1-8968
                    Corporation and Participating Affiliates   for year ended December 31,
                    and Subsidiaries Annual Override Pool      1987
                    Bonus Plan
         (xii)      Restatement of the Anadarko Petroleum      Post Effective Amendment No. 1   33-22134
                    Corporation 1987 Stock Option Plan (and    to Forms S-8 and S-3, Anadarko
                    Related Agreement)                         Petroleum Corporation 1987
                                                               Stock Option Plan
         (xiii)     First Amendment to Restatement of the      10(b)(xii) to Form 10-K            1-8968
                    Anadarko Petroleum Corporation 1987 Stock  for year ended December 31,
                    Option Plan                                1997
         (xiv)      1993 Stock Incentive Plan                  10(b)(xii) to Form 10-K            1-8968
                                                               for year ended December 31,
                                                               1993
         (xv)       First Amendment to Anadarko Petroleum      99 -- Attachment A to Form 10-K    1-8968
                    Corporation 1993 Stock Incentive Plans     for year ended December 31,
                                                               1996
         (xvi)      Second Amendment to Anadarko Petroleum     10(b)(xv) to Form 10-K             1-8968
                    Corporation 1993 Stock Incentive Plan      for year ended December 31,
                                                               1997
         (xvii)     Anadarko Petroleum Corporation 1993 Stock  10(a) to Form 10-Q                 1-8968
                    Incentive Plan Stock Option Agreement      for quarter ended March 31,
                                                               1996
         (xviii)    Form of Anadarko Petroleum Corporation     10(b)(xvii) to Form 10-K           1-8968
                    1993 Stock Incentive Plan Stock Option     for year ended December 31,
                    Agreement                                  1997
         (xix)      Form of Anadarko Petroleum Corporation     10(b)(xviii) to Form 10-K          1-8968
                    1993 Stock Incentive Plan Restricted       for year ended December 31,
                    Stock Agreement                            1997
         (xx)       Anadarko Petroleum Corporation 1993 Stock  10(b) to Form 10-Q                 1-8968
                    Incentive Plan Performance Share           for quarter ended March 31,
                    Agreement                                  1996
         (xxi)      Form of Anadarko Petroleum Corporation     10(b)(xx) to Form 10-K             1-8968
                    1993 Stock Incentive Plan Performance      for year ended December 31,
                    Share Agreement                            1997
         (xxii)     Anadarko Petroleum Corporation 1999 Stock  99 -- Attachment A to Form 10-K    1-8968
                    Incentive Plan                             for year ended December 31,
                                                               1998

     EXHIBIT                                                          ORIGINALLY FILED            FILE
     NUMBER                        DESCRIPTION                           AS EXHIBIT              NUMBER
     ------         -----------------------------------------  -------------------------------  --------
  *10(b) (xxiii)    Form of Anadarko Petroleum Corporation
                    1999 Stock Incentive Plan Stock Option
                    Agreement
        *(xxiv)     Form of Anadarko Petroleum Corporation
                    1999 Stock Incentive Plan Restricted
                    Stock Agreement
         (xxv)      Annual Incentive Bonus Plan                10(b)(xiii) to Form 10-K           1-8968
                                                               for year ended December 31,
                                                               1993
         (xxvi)     First Amendment to Anadarko Petroleum      99 -- Attachment B to Form 10-K    1-8968
                    Corporation Annual Incentive Bonus Plan    for year ended December 31,
                                                               1998
         (xxvii)    Key Employee Change of Control Contract    10(b)(xxii) to Form 10-K           1-8968
                                                               for year ended December 31,
                                                               1997
         (xxviii)   Executive Deferred Compensation Plan of    10(b)(xii) to Form 10-K            1-8968
                    Anadarko Petroleum Corporation and         for year ended December 31,
                    Participating Subsidiaries and             1987
                    Affiliates, effective October 1, 1986
         (xxix)     Executive Deferred Compensation Plan of    10(b)(vi) to Form 10-K             1-8968
                    Anadarko Petroleum Corporation, effective  for year ended December 31,
                    January 1, 1987                            1986
         (xxx)      Amendment to Anadarko Petroleum            10(b)(xxv) to Form 10-K            1-8968
                    Corporation Executive Deferred             for year ended December 31,
                    Compensation Plan                          1997
         (xxxi)     Executive Deferred Compensation Agreement  19(a)(ii) to Form 10-Q             1-8968
                    between Anadarko Petroleum Corporation     for quarter ended March 31,
                    and each Executive Electing to             1987
                    Participate
         (xxxii)    First Amendment to Executive Deferred      10(b)(xxvii) to Form 10-K          1-8968
                    Compensation Agreement 1987, 1988, 1989    for year ended December 31,
                    and 1990 Plan Years                        1997
         (xxxiii)   Amendments to Executive Deferred           10(b)(xv) to Form 10-K             1-8968
                    Compensation Agreement between Anadarko    for year ended December 31,
                    Petroleum Corporation and each Executive   1987
                    Electing to Participate
         (xxxiv)    Anadarko Retirement Restoration Plan,      10(b)(xix) to Form 10-K            1-8968
                    effective January 1, 1995                  for year ended December 31,
                                                               1995
         (xxxv)     Anadarko Savings Restoration Plan,         10(b)(xx) to Form 10-K             1-8968
                    effective January 1, 1995                  for year ended December 31,
                                                               1995
         (xxxvi)    Amendment to Amended and Restated          10(b)(xxxi) to Form 10-K           1-8968
                    Anadarko Savings Restoration Plan          for year ended December 31,
                                                               1997
         (xxxvii)   Plan Agreement for the Management Life     10(b)(xxi) to Form 10-K            1-8968
                    Insurance Plan between Anadarko Petroleum  for year ended December 31,
                    Corporation and each Eligible Employee,    1995
                    effective July 1, 1995
         (xxxviii)  Anadarko Petroleum Corporation Estate      10(b)(xxxiv) to Form 10-K          1-8968
                    Enhancement Program                        for year ended December 31,
                                                               1998

     EXHIBIT                                                          ORIGINALLY FILED            FILE
     NUMBER                        DESCRIPTION                           AS EXHIBIT              NUMBER
     ------         -----------------------------------------  -------------------------------  --------
   10(b) (xxxix)    Estate Enhancement Program Agreement       10(b)(xxxv) to Form 10-K           1-8968
                    between Anadarko Petroleum Corporation     for year ended December 31,
                    and Eligible Executives                    1998
     *12            Computation of Ratios of Earnings to
                    Fixed Charges and Earnings to Combined
                    Fixed Charges and Preferred Stock
                    Dividends
     *13            Portions of the Anadarko Petroleum
                    Corporation 1999 Annual Report to
                    Stockholders
     *21            List of Significant Subsidiaries
     *23            Consents of Experts and Counsel
                    Consent of KPMG LLP
     *24            Powers of Attorney
     *27            Financial Data Schedule
      99            Anadarko Petroleum Corporation Proxy       Filed on March 14, 2000
                    Statement, dated March 27, 2000

---------------

The total amount of securities of the registrant authorized under any instrument with respect to long-term debt not filed as an Exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            ANADARKO PETROLEUM CORPORATION

March 15, 2000                              By:       /s/ MICHAEL E. ROSE
                                              ----------------------------------
                                                (Michael E. Rose, Senior Vice
                                                           President,
                                                 Finance and Chief Financial
                                                            Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 15, 2000.

                        NAME AND SIGNATURE                                      TITLE
                        ------------------                                      -----

(i)    Principal executive officer:*

                      ROBERT J. ALLISON, JR.                  Chairman of the Board and Chief Executive
       -----------------------------------------------------  Officer
                     (Robert J. Allison, Jr.)

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

                     By /s/ MICHAEL E. ROSE
  -------------------------------------------------------
            (Michael E. Rose, Attorney-in-Fact )

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
*10(b)(xxiii)            Form of Anadarko Petroleum Corporation 1999 Stock Incentive
                         Plan Stock Option Agreement
*10(b)(xxiv)             Form of Anadarko Petroleum Corporation 1999 Stock Incentive
                         Plan Restricted Stock Agreement
    *12                  Computation of Ratios of Earnings to Fixed Charges and
                         Earnings to Combined Fixed Charges and Preferred Stock
                         Dividends
    *13                  Portions of the Anadarko Petroleum Corporation 1999 Annual
                         Report to Stockholders
    *21                  List of Significant Subsidiaries
    *23                  Consents of Experts and Counsel
                         Consent of KPMG LLP
    *24                  Powers of Attorney
    *27                  Financial Data Schedule

---------------

* Filed herewith.