Form 10-Q
period 2000-03-31
ANADARKO PETROLEUM CORP
filed 2000-05-15
CIK 773910

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended March 31, 2000
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

     The number of shares outstanding and entitled to vote of the Company's common stock as of April 28, 2000 is shown below:

                                             Number of Shares
           Title of Class                       Outstanding

 Common Stock, par value $0.10 per share        128,086,367

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     ANADARKO PETROLEUM CORPORATION
                    CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)

                                                  Three Months Ended
                                                        March 31
thousands except per share amounts                  2000          1999
Revenues
Gas sales                                       $102,143      $ 77,840
Oil and condensate sales                         101,751        43,580
Natural gas liquids and other                     43,157        14,944
Total                                            247,051       136,364

Cost and Expenses
Operating expenses                                42,939        34,056
Administrative and general                        30,086        24,409
Depreciation, depletion and amortization          57,308        56,524
Other taxes                                       11,321         9,233
Impairments related to international
  properties                                          --        20,000
Total                                            141,654       144,222

Operating Income (Loss)                          105,397       (7,858)

Interest Expense                                  21,094        18,638

Income (Loss) Before Income Taxes                 84,303      (26,496)

Income Taxes                                      42,504       (6,141)

Net Income (Loss)                               $ 41,799     $(20,355)

Preferred Stock Dividends                          2,730         2,730

Net Income (Loss) Available to
Common Stockholders                             $ 39,069     $(23,085)

Per Common Share
Net income (loss) - basic                       $   0.31     $  (0.19)
Net income (loss) - diluted                     $   0.30     $  (0.19)
Dividends                                       $   0.05     $   0.05

Average Number of Common Shares Outstanding      128,046       120,492




      See accompanying notes to consolidated financial statements.
                                   2

                     ANADARKO PETROLEUM CORPORATION
                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                              March 31,  December 31,
thousands                                        2000         1999
ASSETS
Current Assets
Cash and cash equivalents                   $    9,369    $   44,769
Accounts receivable                            277,533       259,658
Inventories                                     32,133        46,090
Prepaid expenses                                 3,691         5,425
Total                                          322,726       355,942

Properties and Equipment
Original cost                                6,095,154     5,917,195
Less accumulated depreciation,
  depletion and amortization                 2,287,451     2,236,044
Net properties and equipment - based
  on the full cost method of accounting
  for oil and gas properties                 3,807,703     3,681,151

Deferred Charges                                89,412        61,270

                                            $4,219,841    $4,098,363























      See accompanying notes to consolidated financial statements.
                                   3

                     ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED BALANCE SHEET (continued)
                               (Unaudited)

                                               March 31,  December 31,
thousands                                         2000         1999
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                             $  214,705   $  298,589
  Banks                                           24,576       26,446
Accrued expenses
  Interest                                        13,689       19,949
  Taxes and other                                 44,195       42,187
Total                                            297,165      387,171

Long-term Debt                                 1,573,217    1,443,322

Deferred Credits
Deferred income taxes                            614,997      576,804
Other                                            147,833      156,512
Total                                            762,830      733,316

Stockholders' Equity
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000
  shares issued as of March 31, 2000
  and December 31, 1999)                         200,000      200,000
Common stock, par value $0.10
  (300,000,000 shares authorized,
  130,075,884 and 129,620,333 shares
  issued as of March 31, 2000 and
  December 31, 1999, respectively)                13,008       12,962
Paid-in capital                                  662,129      633,957
Retained earnings (as of March 31, 2000,
  retained earnings were not restricted
  as to the payment of dividends)                796,146      763,480
Deferred compensation                             (7,341)      (7,907)
Executives and Directors Benefits Trust,
  at market value (2,000,000 shares as of
  March 31, 2000 and December 31, 1999)          (77,313)     (67,938)
Total                                          1,586,629    1,534,554

                                              $4,219,841   $4,098,363






      See accompanying notes to consolidated financial statements.
                                   4

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                 Three Months Ended
                                                      March 31
thousands                                          2000       1999
Cash Flow from Operating Activities
Net income (loss)                               $ 41,799   $(20,355)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation, depletion and amortization      57,308     56,524
    Amortization of restricted stock                 393        315
    Interest expense - zero coupon debentures        804         --
    Deferred U.S. income taxes                    24,603    (10,765)
    Impairments of international properties           --     20,000
                                                 124,907     45,719
(Increase) decrease in accounts receivable       (17,875)    30,081
(Increase) decrease in inventories                13,957     (7,726)
Decrease in accounts payable - trade and
  other and accrued expenses                     (88,136)   (67,642)
Other items - net                                (21,010)    (5,637)
Net cash provided by (used in) operating
  activities                                      11,843     (5,205)

Cash Flow from Investing Activities
Additions to properties and equipment           (184,011)  (111,758)
Sales and retirements of properties
  and equipment                                      151        105
Proceeds from the sale of assets to be
  leased, net                                         --      3,777
Net cash used in investing activities           (183,860)  (107,876)

Cash Flow from Financing Activities
Additions to debt                                344,724    300,000
Retirements of debt                             (215,633)  (164,630)
Decrease in accounts payable, banks               (1,870)   (18,310)
Dividends paid                                    (9,133)    (8,757)
Issuance of common stock                          18,529      3,300
Net cash provided by financing activities        136,617    111,603

Net Decrease in Cash and Cash Equivalents        (35,400)    (1,478)

Cash and Cash Equivalents at Beginning
  of Period                                       44,769     17,008

Cash and Cash Equivalents at End of Period      $  9,369   $ 15,530




      See accompanying notes to consolidated financial statements.
                                   5

       Item 1.  Financial Statements (continued)

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

2.  Inventories     Materials and supplies and natural gas inventories
are stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average cost method. Oil, due from third-parties, is stated at market value. The major classes of inventories are as follows:

                                             March 31, December 31,
thousands                                       2000         1999
Oil, due from third-parties                   $12,672      $24,659
Materials and supplies                         13,108       14,171
Natural gas, stored in inventory                6,353        7,260
                                              $32,133      $46,090

3.  Properties and Equipment     Oil and gas properties include costs of
$330,865,000 and $323,019,000 at March 31, 2000 and December 31, 1999,
respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.  Long-term Debt     A summary of long-term debt follows:

                                             March 31,  December 31,
thousands                                       2000         1999
Commercial Paper                           $  162,369   $  198,322
Notes Payable, Banks                           65,000      145,000
8 1/4% Notes due 2001                         100,000      100,000
6 3/4% Notes due 2003                         100,000      100,000
5 7/8% Notes due 2003                         100,000      100,000
Zero Coupon Convertible
  Debentures due 2020                         345,528           --
7 1/4% Debentures due 2025                        320      100,000
7% Debentures due 2027                        100,000      100,000
6.625% Debentures due 2028                    100,000      100,000
7.20% Debentures due 2029                     300,000      300,000
7.73% Debentures due 2096                     100,000      100,000
7 1/4% Debentures due 2096                    100,000      100,000
                                           $1,573,217   $1,443,322
                                  6

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

In March 2000, Anadarko issued $345,000,000 of Zero Coupon Convertible Debentures due March 2020, with a face value at maturity of $690,000,000. The Debentures were issued at a discount and accrue interest at 3.50% annually until reaching face value at maturity; however, interest will not be paid prior to maturity. The Debentures are convertible into common stock at the option of the holder at any time at a fixed conversion rate. A holder has the right to require Anadarko to repurchase a Debenture at a specified price in March 2003, 2008 and 2013. The Debentures are redeemable at the option of Anadarko after three years. The net proceeds from the offering were used to repay floating interest rate debt.

In April 2000, the Company entered into a 364-Day Credit Agreement. The 364-Day Credit Agreement provides for $300,000,000 principal amount and expires in 2001.


5.  Preferred Stock     For the first quarter of 2000 and 1999,
dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.


6. Common Stock     Under the most restrictive provisions of the
Company's credit agreements, which limit the payment of dividends, retained earnings of $796,146,000 and $763,480,000 were not restricted as to the payment of dividends at March 31, 2000 and December 31, 1999, respectively.

The Company's basic earnings per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method and the net effect of the assumed conversion of the convertible debentures.

                     ANADARKO PETROLEUM CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)


6. Common Stock (continued)

The reconciliation between basic and diluted EPS is as follows:

                             Three Months Ended          Three Months Ended
                               March 31, 2000              March 31, 1999
thousands except                          Per Share                   Per Share
  per share amounts        Income   Shares   Amount      Loss    Shares  Amount
Basic EPS
Income (loss) available
  to common stockholders   $39,069 128,046    $0.31    $(23,085) 120,492 $(0.19)
Effect of convertible
  debentures                   515   2,675                   --       --
Effect of dilutive
  stock options                 --     743                   --       --
Diluted EPS
Income (loss) available
  to common stockholders
  plus assumed conversion  $39,584 131,464    $0.30    $(23,085) 120,492 $(0.19)

For the three months ended March 31, 2000 and 1999, options for 3,189,000 and 4,463,000, respectively, shares of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods. For the three months ended March 31, 1999, there were 735,000 common stock equivalents related to outstanding stock options that were excluded from the computation of diluted EPS, since they had an anti-dilutive effect.


7.  Statement of Cash Flows Supplemental Information     The amounts
of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                 Three Months Ended
                                                        March 31
thousands                                           2000       1999
Interest                                         $24,525    $19,361
Income taxes                                     $ 1,771    $  (198)

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

Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $47,127,000 (pretax) as of March 31, 2000.

FERC Proceedings     Depending on future FERC orders, the Company could
be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy Corp) pending further potential review by FERC or the courts.

PanEnergy Litigation     On May 13, 1997, the Company filed a lawsuit in
the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14,003,000 (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $31,349,000 (pretax) as of March 31, 2000. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pretax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 17, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction.

FERC Order of October 13, 1998     On October 13, 1998, FERC issued a
final order on Anadarko's complaint. The order declares that Anadarko Production Company (now an affiliate of Duke Energy) is responsible as first seller for making refunds of Kansas ad valorem tax reimbursements collected from 1983 through August 1, 1985. The Company estimates this amount to be as much as $17,070,000. The Company is responsible to make refunds for reimbursements it collected as first seller from August 1, 1985 through 1988. On February 23, 2000, FERC clarified its prior order stating the Company must, in the first instance, make refunds for former subsidiaries of Anadarko Production Company. The Company estimates this amount to be as much as $27,805,000. The FERC order states that whether Anadarko Production Company or the Company is entitled to reimbursement from another party for the refunds ordered is a matter to be pursued in an appropriate judicial forum. On January 15, 1999, FERC issued an order
                                   9

                     ANADARKO PETROLEUM CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)


8.  Kansas Ad Valorem Tax (continued)

denying a request for rehearing filed by PanEnergy and reaffirming the October 1998 order. FERC may, in the near future, issue an order based upon the above allocation regarding when the refunds must be paid and the specific refund amount. The issue of reimbursement will now be pursued in U.S. District Court. On April 16, 1999, the U.S. District Court ordered the parties to mediation. One session with the mediator has been held. The Court has also set the matter for trial on the November/December 2000 trial term. Supplemental motions for summary judgment have been filed by both parties.

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

                     ANADARKO PETROLEUM CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)



9. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of March 31, 2000 and December 31, 1999, the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

10.  Pending Merger Transaction    On April 2, 2000, Anadarko and Union
Pacific Resources Group Inc. (UPR) entered into an Agreement and Plan of Merger. Subject to the terms and conditions set forth in the agreement, UPR will be merged with and into a subsidiary of Anadarko and UPR shareholders will receive 0.4550 Anadarko common shares for each UPR common share they own. As a result following completion of the merger, Anadarko shareholders will hold approximately 53% of the combined company and UPR shareholders will hold approximately 47%. The stock-for-stock deal is subject to approval by shareholders of both UPR and Anadarko, satisfaction of conditions and customary regulatory approvals. Following the merger, UPR will be a wholly-owned subsidiary of Anadarko. Anadarko expects the merger to be treated as a tax-free reorganization and accounted for as a purchase. In connection with the execution of the merger agreement, UPR and Anadarko granted each other the right to purchase 19.9% of each other's outstanding shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements. See Additional Factors Affecting Business in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1999 Annual Report on Form 10-K.

Overview of Operating Results

For 2000's first quarter, Anadarko reported net income available to common stockholders of $39.1 million, or 31 cents per share (basic), on revenues of $247 million. By comparison, during 1999's first quarter, Anadarko had a net loss of $23.l million, or 19 cents per share (basic), on $136 million of revenues. The loss in the first quarter of 1999 reflected a non-cash charge of $20 million before taxes ($12.8 million after taxes) related to operations in Eritrea. Excluding the international impairment, the Company's net loss for the first quarter of 1999 was $10.3 million, or 8 cents per share (basic).

The improved revenues and earnings in the first three months of 2000 compared to the same period in 1999 were due primarily to the significant improvement in commodity prices, partially offset by higher operating expenses, administrative and general costs, and interest expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following table shows the Company's volumes and average prices for the three months ended March 31, 2000 and 1999:

                                                Three Months Ended
                                                      March 31
                                                   2000       1999
Natural gas
  Bcf                                              44.3       44.0
  MMcf/d                                            486        489
  Price per Mcf                                  $ 2.46     $ 1.59

Crude oil and condensate
 United States
  MBbls                                           1,847      2,324
  MBbls/d                                            20         26
  Price per barrel                               $24.72     $ 9.92
 Algeria
  MBbls                                           1,967      1,644
  MBbls/d                                            22         18
  Price per barrel                               $27.87     $11.57
 Total
  MBbls                                           3,814      3,968
  MBbls/d                                            42         44
  Price per barrel                               $26.34     $10.60

Natural gas liquids
  MBbls                                           2,006      1,632
  MBbls/d                                            22         18
  Price per barrel                               $20.73     $ 8.60

Total Energy Equivalent
  Barrels (MMEEBs)                                 13.2       12.9

Bcf - billion cubic feet
MBbls - thousand barrels
MBbls/d - thousand barrels per day
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day
MMEEBs - million energy equivalent barrels

Costs and expenses during the first quarter of 2000 were $141.7 million, an increase of 14% compared to $124.2 for the first quarter of 1999 (excluding the impairment). The increase is primarily due to increases in operating expenses associated with processing natural gas liquids (NGLs) volumes and administrative and general expenses associated with increased employee benefits.

Interest expense for the first quarter of 2000 was $21.1 million, an increase of 13% compared to $18.6 million for the first quarter of 1999. The increase was primarily due to higher interest rates in 2000.
                                  13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Natural Gas Volumes and Prices     During the first quarter of 2000,
Anadarko's natural gas production was essentially level with 1999's same period. Increases in production from the Bossier gas play were offset by production declines in the Gulf of Mexico. The Company's wellhead price for natural gas was $2.46 per thousand cubic feet (Mcf) for the first three months of 2000, up 55% from $1.59 per Mcf for the first three months of 1999.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices Anadarko's oil production for the first three months of 2000 averaged 42,000 barrels of oil per day (BOPD) compared to 44,000 BOPD in 1999's first quarter. Anadarko's average oil price for the first quarter of 2000 was $26.34 per barrel, up 148% from $10.60 per barrel for the first quarter of 1999.

In the first three months of 2000, the Company's NGLs sales volumes averaged 22,000 barrels per day, a 22% increase from 18,000 barrels per day in the first three months of 1999. The Company's average price for NGLs was $20.73 per barrel in the first quarter of 2000, up 141% from $8.60 per barrel in the first three months of 1999.

Capital Expenditures, Liquidity and Dividends

During the first quarter of 2000, Anadarko's capital spending
(including capitalized interest and overhead) was $184.0 million compared to $111.8 million in the first quarter of 1999.

The Company believes that cash flows and existing or available credit facilities will provide the majority of funds to meet its capital and operating requirements for 2000. The Company will continue to evaluate funding alternatives, including property sales and additional borrowing, to secure other funds for capital development.

In March 2000, Anadarko issued $345 million of Zero Coupon Convertible Debentures due March 2020, with a face value at maturity of $690 million. The Debentures were issued at a discount and accrue interest at 3.50% annually until reaching face value at maturity; however, interest will not be paid prior to maturity. The Debentures are convertible into common stock at the option of the holder at any time at a fixed conversion rate. A holder has the right to require Anadarko to repurchase a Debenture at a specified price in March 2003, 2008 and 2013. The Debentures are redeemable at the option of Anadarko after three years. The net proceeds from the offering were used to repay floating interest rate debt.

In April 2000, the Company entered into a 364-Day Credit Agreement. The 364-Day Credit Agreement provides for $300 million principal amount and expires in 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Pending Merger Transaction

On April 2, 2000, Anadarko and Union Pacific Resources Group Inc.
(UPR) entered into an Agreement and Plan of Merger. Subject to the terms and conditions set forth in the agreement, UPR will be merged with and into a subsidiary of Anadarko and UPR shareholders will receive 0.4550 Anadarko common shares for each UPR common share they own. As a result following completion of the merger, Anadarko shareholders will hold approximately 53% of the combined company and UPR shareholders will hold approximately 47%. As a result of the merger, on a combined basis as of year-end 1999, the combined companies would have had a total capitalization of $10 billion, comprised of $5.9 billion of equity and $4.1 billion of debt. The debt to total capitalization ratio would be 41%. The Company believes that the additional debt related to the merger will not adversely affect Anadarko's ongoing operations. The stock-for-stock deal is subject to approval by shareholders of both UPR and Anadarko, satisfaction of conditions and customary regulatory approvals. Following the merger, UPR will be a wholly-owned subsidiary of Anadarko. Anadarko expects the merger to be treated as a tax-free reorganization and accounted for as a purchase. In connection with the execution of the merger agreement, UPR and Anadarko granted each other the right to purchase 19.9% of each other's outstanding shares.

Exploration and Development Activities

During the first quarter of 2000, Anadarko drilled or participated in a total of 119 wells, including 42 oil wells, 73 gas wells and 4 dry holes. This compares to a total of 55 wells in the first quarter of 1999, including 21 oil wells, 21 gas wells and 13 dry holes. Following is a description of activity during the quarter.

Onshore - Lower 48 States

Bossier Sand Play     In terms of both production growth and
operational efficiency, Anadarko continues to achieve strong results from its most active onshore domestic program. At the end of the first quarter, the Company's net natural gas volumes from the Bossier Sand Play were 135 MMcf/d, more than three times higher than production levels at the same time a year ago. Over that same period, the number of rigs in operation has increased from eight to 21. Of the 130 Bossier wells the Company has completed since 1996, only one has been a dry hole.

During the first quarter, Anadarko spudded its first well in the Vernon Field of Jackson Parish, Louisiana. In addition, the Company has approved a five-well development program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The Company reported results from the first significant producers in the Dowdy Ranch Field, a new development area northeast of the Dew and Mimms Creek Fields in Freestone County. The Burgher B-1 well tested 9.2 MMcf/d of gas and the Swank A-1 tested 2.5 MMcf/d of gas. Other completions of note from the first quarter include:
     -  Stephens A-4 (6.9 MMcf/d of gas), Dew Field
     -  Alma Moore No. 8 (6.4 MMcf/d of gas), Mimms Creek Field
     -  Burgher C-1 (6.3 MMcf/d of gas), Dowdy Ranch Field
     -  Burgher G-1 (6.1 MMcf/d of gas), Dowdy Ranch Field
     -  High A-10 (5.5 MMcf/d of gas), Dew Field
     -  Turner A-4 (5.5 MMcf/d of gas), Dew Field
     -  High A-8 (5.3 MMcf/d of gas), Dew Field
Anadarko owns a 100% working interest in each of these wells.

Hugoton Embayment     First quarter activity in southwest Kansas was
highlighted by the Company's fifth success out of six wells it has drilled as part of the Hugoton Joint Venture program with Mobil. The HJV Miller A-1 well in Stevens County, Kansas, tested 1.3 MMcf/d of gas after being completed as a Lower Morrow producer. The Company owns a 100% working interest in the well. Combined production from the first five producers was 3 MMcf/d of gas at the end of the first quarter. Since signing the four-year joint venture agreement in 1997, Anadarko and Mobil have been working together to explore the deeper horizons in this traditionally shallow field.

Along the Stevens/Morton County line in Kansas, the Company completed its fourth successful producer in the Simmons Field during the first quarter. The Jenkins C-3 was producing at a rate of 14.3 MMcf/d of gas from the Upper Morrow sand at the end of the first quarter. Anadarko has a 100% working interest in the well.

Also in Morton County, Kansas, Anadarko announced the successful recompletion of the USA Barker No. A-3 well during January. The
Berryman Richfield Field producer tested 2.2 MMcf/d of gas after being recompleted to the Wabaunsee and Topeka intervals. The Company owns a 100% working interest in the well.

Texas Panhandle As part of a comprehensive infill drilling program in the West Panhandle Field of Moore County, Texas, Anadarko completed the Brown B-6034R well. The shallow Red Cave well tested 1.9 MMcf/d of gas. The Company has a 100% working interest in the well.

Permian Basin Activity in two separate waterflood programs launched in 1999 continued at a steady pace in the first quarter of 2000. In the Snyder Field of Howard County, Texas, Anadarko reported results from three wells. The Susie B. Snyder No. 2042 and No. 2031 tested at a combined rate of 172 BOPD from the San Angelo and Clearfork formations, while the No. 2731 well produced 66 BOPD from the San Angelo Formation. Anadarko owns a 100% working interest in each of these wells, which are part of a 27-well program that began in 1999. An additional 61-well program was approved during the first quarter and is now in progress.
                                  16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


In the Revilo Field of Scurry County, Texas, another core waterflood area for Anadarko, the Company completed a 13-well drilling program that commenced in late 1999. During the first quarter, Anadarko reported three significant completions from this program: combined production from the R.W. Boyd No. 15 and 17 wells was 136 BOPD, while the R.W. Boyd No. 14 well tested 71 BOPD. The Company has a 100% working interest in the wells.

After the recent extension of the North Shugart Field in Eddy County, New Mexico, Anadarko had two successful recompletions during the first quarter. The Paton "B" Federal No. 2 encountered 285 feet of pay in the Bone Spring Formation after being drilled to a total depth of 9,000 feet and is currently producing 179 BOPD and 117 thousand cubic feet per day (Mcf/d) of gas. Other pay intervals behind the pipe have yet to be tested. In addition, the Baish Federal No. 8 well was drilled to a total depth of 9,030 feet and encountered 254 feet of net pay in the same Bone Spring interval. Current production from the well is 214 BOPD and 205 Mcf/d of gas. The Company has a 100% working interest in each of these wells. Anadarko has also drilled six other Bone Spring wells that are in various stages of completion and initial results are encouraging. The Company holds about 1,200 acres in the North Shugart Field, which is located about 60 miles southeast of Roswell, New Mexico. Production from the field is 700 BOPD and 600 Mcf/d of gas - a ten-fold increase in volumes prior to the start of the program.

Offshore - Gulf of Mexico

Sub-salt     Following successful results from the second
development/delineation well, Anadarko has increased the area of known reserves at the Hickory Field. The Grand Isle Block 116 No. 2 well encountered main field pay zones down-dip of the original discovery well (Grand Isle 116 No. 1) drilled in 1998, about one mile to the north. The Company has drilled the second delineation well and will now drill the fourth well in the field to delineate the reservoir. A separate exploration well has been approved for Grand Isle Block 111 and will begin drilling once the work on Block 116 is completed.

Construction of the Hickory platform continued during the first quarter in Houma, Louisiana and is on schedule for installation during the summer of 2000. First production should begin in the fourth quarter of 2000. Anadarko serves as operator and has a 50% working interest.

Fabrication continues on the jacket and production deck that will be used to develop the Tanzanite discovery (Eugene Island 346), offshore Louisiana. The platform is on schedule for installation during the summer of 2000. Meanwhile, the Company continues its drilling and seismic processing program to further delineate the field. First production is expected to begin in the fourth quarter of 2000. Anadarko holds a 100% working interest in the Tanzanite project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


In the Agate Field (Ship Shoal Block 361), Anadarko completed a replacement well during the first quarter, thus restoring production that had been disrupted since May 1999. The well is currently flowing
5.1 MMcf/d of gas and 310 barrels of condensate per day (BCPD) with production tied-back via a sub-sea completion to the Mahogany platform (Ship Shoal Block 349/359), which is six miles to the east. Anadarko has a 50% working interest in the Agate Field.

Conventional     Two wells were successfully recompleted at the High
Island 376 "B" platform, one of Anadarko's conventional projects in the Gulf of Mexico. The B-1 well tested 1,744 BOPD and 2.2 MMcf/d of gas after being recompleted to the Basal Nebraskan (BN)-4 interval. The High Island 376 B-3 well was recompleted to the BN-3 interval, testing 21 MMcf/d of gas and 1,622 BCPD. Anadarko owns a 34% working interest in the field and serves as operator.

The East Cameron Block 347 No. 1 well, which discovered a natural gas accumulation above salt at the Garnet prospect offshore Louisiana, was completed during the first quarter and is currently producing 20 MMcf/d of gas and 390 BCPD. Production was tied-back to East Cameron 359 three miles to the south through a sub-sea completion. The Company has a 100% working interest in the Garnet prospect.

At the Matagorda Island 622/623 Complex, during the first quarter Anadarko successfully completed the C-7 well, increasing gross field production from 215 MMcf/d to 295 MMcf/d of gas. A second well is currently drilling. The Company owns a 37.5% working interest in the complex.

Deepwater     In April 2000, Anadarko announced initial results from
the Marco Polo prospect, its first Company-operated deepwater project in the Gulf of Mexico. The Green Canyon Block 608 No. 1 well encountered 320 feet of oil pay in two major intervals while being drilled to its current depth of 13,225 feet. Additional delineation drilling will be required to determine the commerciality of the field.

A sidetrack well to the Green Canyon 608 No. 1 well is now being drilled. The Company owns a 100% working interest in the Marco Polo prospect, which is located 160 miles off the Louisiana coast in 4,300 feet of water.

Lease Sale     Anadarko strengthened its acreage position in the
central Gulf of Mexico during the first quarter after participating in the federal Outer Continental Shelf (OCS) Lease Sale No. 175 conducted by the Minerals Management Service (MMS). Working alone and with partners, Anadarko was the apparent high bidder for 33 blocks representing a net investment to the Company of $24.9 million. The tracts cover 166,482 acres (gross) and include a mix of traditional shallow water areas and non-traditional plays such as the sub-salt and deepwater. Water depth of the blocks range from 229 feet to 4,400 feet. All bids are subject to review and final approval by the MMS.
                                   18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Alaska

Preparation for first production from the Alpine Field on the North Slope continued in the first quarter. Construction of the modules has been completed and the various components have been delivered to the development site. Overall, the project is about 85% complete. Initial production of 40,000 BOPD (gross) is slated to begin in the third quarter of 2000. Anadarko has a 22% working interest in the field.

During the winter season, the Company and its partners completed drilling on four prospects (Nanuk, Clover, Rendezvous and Spark).
Results have not been released pending evaluation and further study.


International

Algeria     Efforts during the first quarter were primarily focused on continued development of the Company's discoveries on Block 404. Construction of Stage II facilities is underway at the Hassi Berkine South (HBNS) Field and when completed should increase gross production capacity from 60,000 BOPD to 135,000 BOPD beginning in 2001. Construction has now begun on a third production train to develop the Hassi Berkine (HBN) Field, which is expected to add an additional 75,000 BOPD of gross production capacity in 2002.

In the first three months of 2000, Anadarko reported results on a number of water injection projects that will help enhance recovery from the HBNS and Ourhoud Fields. The HBNS-23 well was completed after being drilled to a total depth of 11,170 feet. Water injection operations commenced following the connection of the HBNS-23 and HBNS-22 wells to the distribution system. At the southern end of Block 404, the QB-9 well was drilled to a total depth of 11,748 and suspended as a planned water injector awaiting completion.

In March, the HBNS-29 was completed as an oil producer after being drilled to a total depth of 11,068 feet.


New Accounting Principles

Accounting for Derivatives     Statement of Financial Accounting
Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," provides guidance for accounting for derivative instruments and hedging activities. In July 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," was issued and delays the effective date for one year, to fiscal years beginning after June 15, 2000. The Company is evaluating the impact of the provisions of SFAS No. 133.
                                   19

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

While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at March 31, 2000 and December 31, 1999 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis, the Company evaluates separately, for its non-trading and trading activities, the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at March 31, 2000 and December 31, 1999 does not have a material adverse effect on the financial position or results of operations of the Company.
                                   20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company's variable and fixed interest rate debt as well as fixed to floating interest rate swaps. The Company has evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's various debt instruments and its interest rate swap agreements. Based upon an analysis, utilizing the actual interest rates in effect as of March 31, 2000 and December 31, 1999 and assuming a 10% increase in interest rates, the potential decrease in the fair value of the derivative interest swap instruments at March 31, 2000 and December 31, 1999 does not have a material effect on the financial position or results of operations of the Company.

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

Exhibit                                     Original Filed     File
Number         Description                     Exhibit         Number
 2(a)     Agreement and Plan of Merger  2.1 to Form 8-K dated  1-8968
          dated as of April 2, 2000,    April 2, 2000
          among Anadarko, Subcorp and
          UPR

  (b)     Amendment No. 1 to Rights     2.4 to Form 8-K dated  1-8968
          Agreement, dated as of        April 2, 2000
          April 2, 2000, between
          Anadarko and Rights Agent

 3(a)     Restated Certificate of       19(a)(i) to Form 10-Q  1-8968
          Incorporation of Anadarko     for quarter ended
          Petroleum Corporation,        September 30, 1986
          dated August 28, 1986

  (b)     Amendment to the Restated     3(b) to Form 10-Q      1-8968
          Certificate of Incorporation  for quarter ended
          of Anadarko Petroleum         March 31, 1999
          Corporation, dated
          April 29, 1999

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

  (d)     By-laws of Anadarko           3(b) to Form 10-Q      1-8968
          Petroleum Corporation,        for quarter ended
          as amended                    June 30, 1996

*4(a)     364-Day Credit Agreement,
          dated as of April 14, 2000

Exhibit                                     Original Filed     File
Number         Description                     Exhibit        Number
*12       Computation of Ratios of
          Earnings to Fixed Charges
          and Earnings to Combined
          Fixed Charges and Preferred
          Stock Dividends

*27       Financial Data Schedule

(b)  Reports on Form 8-K

   A report on Form 8-K dated March 7, 2000 was filed in which the earliest event reported was March 7, 2000. This event was reported under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits".

                               SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                            ANADARKO PETROLEUM CORPORATION
                                     (Registrant)




 May 12, 2000               By:      [MICHAEL E. ROSE]
                            Michael E. Rose - Senior Vice President,
                              Finance and Chief Financial Officer