Form 10-K/A
period 1999-12-31
ANADARKO PETROLEUM CORP
filed 2000-06-22
CIK 773910

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

Anadarko Petroleum Corporation amends its Annual Report on Form 10-K for the year ended December 31, 1999 to include the following exhibits:

Part IV

Item 14. Exhibits and Reports on Form 8-K

Exhibit
Number       Description

23        Consent of KPMG LLP
99(b) Anadarko Employee Savings Plan Form 11-K for the year ended December 31, 1999

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ANADARKO PETROLEUM CORPORATION
                                         (Registrant)



June 22, 2000                   By:        [Suzanne Suter]
                                   Suzanne Suter, Corporate Secretary