Form 10-Q
period 2000-06-30
ANADARKO PETROLEUM CORP
filed 2000-08-14
CIK 773910

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended June 30, 2000
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

     The number of shares outstanding and entitled to vote of the Company's common stock as of July 13, 2000 is shown below:

                                              Number of Shares
            Title of Class                       Outstanding

Common Stock, par value $0.10 per share          128,367,439

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANADARKO PETROLEUM CORPORATION
                   CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                               Three Months Ended   Six Months Ended
thousands except                     June 30             June 30
  per share amounts              2000       1999     2000      1999
Revenues
Gas sales                      $152,583  $ 83,806   $254,726   $161,646
Oil and condensate sales        114,140    58,061    215,891    101,641
Natural gas liquids and other    39,620    19,652     82,777     34,596
Total                           306,343   161,519    553,394    297,883

Cost and Expenses
Operating expenses               45,808    34,440     88,747     68,496
Administrative and general       30,076    23,195     60,162     47,604
Depreciation, depletion and
  amortization                   61,941    53,938    119,249    110,462
Other taxes                      13,385     8,524     24,706     17,757
Impairments related to
  international properties          ---       ---        ---     20,000
Total                           151,210   120,097    292,864    264,319

Operating Income                155,133    41,422    260,530     33,564

Interest Expense                 20,524    18,504     41,618     37,142

Income (Loss) Before
  Income Taxes                  134,609    22,918    218,912     (3,578)

Income Taxes                     56,941    12,226     99,445      6,085

Net Income (Loss)              $ 77,668  $ 10,692   $119,467   $ (9,663)

Preferred Stock Dividends         2,730     2,730      5,460      5,460

Net Income (Loss) Available
  to Common Stockholders       $ 74,938  $  7,962   $114,007   $(15,123)

Per Common Share
Net income (loss) - basic      $   0.58  $   0.06   $   0.89   $  (0.12)
Net income (loss) - diluted    $   0.56  $   0.06   $   0.86   $  (0.12)
Dividends                      $   0.05  $   0.05   $   0.10   $   0.10

Average Number of Common
  Shares Outstanding            128,260   125,255    128,153    122,874

     See accompanying notes to consolidated financial statements.

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (Unaudited)


                                             June 30,   December 31,
thousands                                      2000         1999
ASSETS
Current Assets
Cash and cash equivalents                   $    4,639  $   44,769
Accounts receivable                            388,697     259,658
Inventories                                     51,111      46,090
Prepaid expenses                                 5,029       5,425
Total                                          449,476     355,942

Properties and Equipment
Original cost                                6,361,229   5,917,195
Less accumulated depreciation,
  depletion and amortization                 2,348,890   2,236,044
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                 4,012,339   3,681,151

Deferred Charges                               106,547      61,270

                                            $4,568,362  $4,098,363





















      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED BALANCE SHEET (continued)
                              (Unaudited)

                                              June 30,   December 31,
thousands                                       2000         1999
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                           $  343,659     $  298,589
  Banks                                         26,585         26,446
Accrued expenses
  Interest                                      17,102         19,949
  Taxes and other                               38,548         42,187
Total                                          425,894        387,171

Long-term Debt                               1,655,818      1,443,322

Deferred Credits
Deferred income taxes                          669,531        576,804
Other                                          150,452        156,512
Total                                          819,983        733,316

Stockholders' Equity
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000
  shares issued as of June 30, 2000
  and December 31, 1999)                       200,000        200,000
Common stock, par value $0.10
  (300,000,000 shares authorized,
  130,365,310 and 129,620,333 shares
  issued as of June 30, 2000 and
  December 31, 1999, respectively)              13,037         12,962
Paid-in capital                                696,075        633,957
Retained earnings (as of June 30, 2000,
  retained earnings were not restricted
  as to the payment of dividends)              864,666        763,480
Deferred compensation                           (6,298)        (7,907)
Executives and Directors Benefits Trust,
  at market value (2,000,000 shares as of
  June 30, 2000 and December 31, 1999)        (100,813)       (67,938)
Total                                        1,666,667      1,534,554

                                            $4,568,362     $4,098,363




      See accompanying notes to consolidated financial statements.

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                    Six Months Ended
                                                        June 30
thousands                                            2000        1999
Cash Flow from Operating Activities
Net income (loss)                                  $119,467    $ (9,663)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation, depletion and amortization        119,249     110,462
    Amortization of restricted stock                    808         715
    Interest expense - zero coupon debentures         3,821          --
    Deferred U.S. income taxes                       61,570      (5,353)
    Impairments of international properties              --      20,000
                                                    304,915     116,161
    Increase in accounts receivable                (129,039)     (2,218)
    Increase in inventories                          (5,021)     (4,315)
    Increase (decrease) in accounts payable -
      trade and other and accrued expenses           38,584     (51,778)
    Other items - net                               (18,804)    (10,643)
Net cash provided by operating activities           190,635      47,207

Cash Flow from Investing Activities
Additions to properties and equipment              (450,654)   (261,024)
Sales and retirements of properties
  and equipment                                         217     102,678
Proceeds from the sale of assets to be
  leased, net                                            --       3,777
Net cash used in investing activities              (450,437)   (154,569)

Cash Flow from Financing Activities
Additions to debt                                   344,724     300,000
Retirements of debt                                (136,049)   (419,587)
Issuance of common stock                             29,139     259,002
Increase (decrease) in accounts payable,
  banks                                                 139     (14,342)
Dividends paid                                      (18,281)    (17,858)
Net cash provided by financing activities           219,672     107,215

Net Decrease in Cash and Cash Equivalents           (40,130)       (147)

Cash and Cash Equivalents at Beginning
  of Period                                          44,769      17,008

Cash and Cash Equivalents at End of Period         $  4,639    $ 16,861


      See accompanying notes to consolidated financial statements.

                 ANADARKO PETROLEUM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.  Summary of Accounting Policies

General     Anadarko Petroleum Corporation is engaged in the
exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are:
Anadarko Algeria Corporation; Anadarko Energy Services Company; and, Anadarko Gathering Company.

2.  Inventories     Materials and supplies and natural gas inventories
are stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average cost method. Oil, due from third-parties, is stated at market value. The major classes of inventories are as follows:

                                            June 30,     December 31,
thousands                                    2000           1999
Oil, due from third-parties                 $26,820         $24,659
Natural gas, stored in inventory             12,718           7,260
Materials and supplies                       11,573          14,171
                                            $51,111         $46,090

3.  Properties and Equipment     Oil and gas properties include costs
of $405,784,000 and $323,019,000 at June 30, 2000 and December 31,
1999, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

4.  Long-term Debt     A summary of long-term debt follows:

                                          June 30,     December 31,
thousands                                   2000           1999
Commercial Paper                         $  189,963      $  198,322
Notes Payable, Banks                        117,000         145,000
8 1/4% Notes due 2001                       100,000         100,000
6 3/4% Notes due 2003                       100,000         100,000
5 7/8% Notes due 2003                       100,000         100,000
Zero Coupon Convertible
  Debentures due 2020                       348,545             ---
7 1/4% Debentures due 2025                      310         100,000
7% Debentures due 2027                      100,000         100,000
6.625% Debentures due 2028                  100,000         100,000
7.20% Debentures due 2029                   300,000         300,000
7.73% Debentures due 2096                   100,000         100,000
7 1/4% Debentures due 2096                  100,000         100,000
                                         $1,655,818      $1,443,322

                                    -6-

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

5.  Preferred Stock    In the first and second quarters of 2000 and
1999, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

6.  Common Stock    Under the most restrictive provisions of the
Company's credit agreements, which limit the payment of dividends, retained earnings of $864,666,000 and $763,480,000 were not restricted as to the payment of dividends at June 30, 2000 and December 31, 1999, respectively.

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

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


6.  Common Stock (continued)

The reconciliation between basic and diluted EPS is as follows:

                               Three Months Ended       Three Months Ended
                                 June 30, 2000             June 30, 1999
thousands except                          Per Share                  Per Share
per share amounts          Income   Shares  Amount    Income   Shares  Amount
Basic EPS
Income available to
  common stockholders     $ 74,938  128,260    $0.58  $ 7,962  125,255    $0.06
Effect of convertible
  debentures                 1,930    8,024                --       --
Effect of dilutive
  stock options                 --    1,962                --    1,113
Diluted EPS
Income available to
  common stockholders plus
  assumed conversion      $ 76,868  138,246    $0.56  $ 7,962  126,368    $0.06

                                 Six Months Ended            Six Months Ended
                                  June 30, 2000                June 30, 1999
thousands except                            Per Share                  Per Share
per share amounts            Income  Shares   Amount     Loss    Shares   Amount
Basic EPS
Income (loss) available
  to common stockholders   $114,007  128,153   $0.89 $(15,123)  122,874  $(0.12)
Effect of convertible
  debentures                  2,445    5,349               --        --
Effect of dilutive
  stock options                  --    1,353               --        --
Diluted EPS
Income (loss) available
  to common stockholders
  plus assumed conversion  $116,452  134,855   $0.86 $(15,123)  122,874  $(0.12)

For the six months ended June 30, 1999, there were 556,000 common stock equivalents related to outstanding stock options that were excluded from the computation of diluted EPS, since they had an anti-dilutive effect.

7.  Statement of Cash Flows Supplemental Information     The amounts of
cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                    Six Months Ended
                                                         June 30
thousands                                             2000      1999
Interest                                           $39,709   $33,275
Income taxes                                       $ 1,946   $  (187)

                                    -8-

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

Anadarko estimates that the maximum amount of principal and interest at issue which has not been paid to date, assuming that the October 1983 effective date remains in effect, is about $48,118,000 (pretax) as of June 30, 2000.

FERC Proceedings     Depending on future FERC orders, the Company
could be required to pay all or part of the amounts claimed by all pipelines (which might include PanEnergy Corp) pending further potential review by FERC or the courts.

PanEnergy Litigation     On May 13, 1997, the Company filed a lawsuit
in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $13,990,000 (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $32,316,000 (pretax) as of June 30, 2000. The Company also seeks from PanEnergy the return of $816,000 of the $830,000 (pretax) charged against income in 1993 and 1994. In response to a motion filed by PanEnergy, the United States District Court issued an order on March 17, 1998 staying the litigation, pending the exercise by FERC of its regulatory jurisdiction.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


8.  Kansas Ad Valorem Tax (continued)

FERC Order of October 13, 1998     On October 13, 1998, FERC issued a
final order on Anadarko's complaint. The order declares that Anadarko Production Company (now an affiliate of Duke Energy) is responsible as first seller for making refunds of Kansas ad valorem tax reimbursements collected from 1983 through August 1, 1985. The Company estimates this amount to be as much as $17,435,000. The Company is responsible to make refunds for reimbursements it collected as first seller from August 1, 1985 through 1988. On February 23, 2000, FERC clarified its prior order stating the Company must, in the first instance, make refunds for former subsidiaries of Anadarko Production Company. The Company estimates this amount to be as much as $28,399,000. The FERC order states that whether Anadarko Production Company or the Company is entitled to reimbursement from another party for the refunds ordered is a matter to be pursued in an appropriate judicial forum. On January 15, 1999, FERC issued an order denying a request for rehearing filed by PanEnergy and reaffirming the October 1998 order. FERC may, in the near future, issue an order based upon the above allocation regarding when the refunds must be paid and the specific refund amount. The issue of reimbursement will now be pursued in U.S. District Court. On April 16, 1999, the U.S. District Court ordered the parties to mediation. One session with the mediator has been held. The Court has also set the matter for trial on the November/December 2000 trial term. Supplemental motions for summary judgement have been filed by both parties.

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

9.  New Accounting Principles

Accounting for Derivatives     SFAS No. 133, "Accounting for Derivative
Instruments and for Hedging Activities", as amended, provides guidance for accounting for deravative instruments and hedging activities. In July 1999, SFAS No. 137 "Deferral of the Effective Date of FASB Statement 133", was issued and delays the effective date for one year, to fiscal years beginning after June 15, 2000. The Company is evaluating the impact of the provisions of SFAS No. 133.

Revenue Recognition     The Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB No. 101 summarizes the
SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company understands the SEC staff is preparing a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes Anadarko's revenue recognition practices, Anadarko will be required to adopt SAB No. 101 no later than the quarter beginning October 1, 2000, with any cumulative effect adjustment computed as of January 1, 2000. The Company is evaluating the impact of the provisions of SAB No. 101.

                   ANADARKO PETROLEUM CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                            (Unaudited)


10. The information, as furnished, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of June 30, 2000 and December 31, 1999, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

11.   Merger Transaction     On April 2, 2000, Anadarko and Union
Pacific Resources Group Inc. (UPR) entered into an Agreement and Plan of Merger (the Merger Agreement). On July 13, 2000, in separate special meetings held in Houston and Fort Worth, Texas, the shareholders of both companies voted overwhelmingly to approve the merger transaction. Holders of approximately 93% of the Anadarko common stock voting voted to approve the issuance of Anadarko common stock in the merger. Holders of approximately 98% of the UPR common stock voting voted to approve the merger. On July 14, 2000, Dakota Merger Corp., a wholly owned subsidiary of Anadarko, merged with and into UPR pursuant to the Merger Agreement. Each share of common stock of UPR issued and outstanding, other than UPR shares held by UPR that were canceled and retired, was converted into 0.455 shares of Anadarko common stock. UPR stockholders who would otherwise receive fractional shares of Anadarko common stock instead were entitled to receive a cash payment for their fractional share interest. The merger will be treated as a tax-free reorganization and accounted for as a purchase. The purchase will be reflected in the Company's third quarter financial statements.

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

Overview of Operating Results

For the second quarter of 2000, Anadarko's net income available to common shareholders was $74.9 million, or $0.58 per share (basic), on revenues of $306.3 million. For the same period in 1999, net income was $8 million, or $0.06 per share (basic), on revenues of $161.5 million. The improved results in the second quarter were primarily due to significantly higher commodity prices and increased production volumes. Anadarko had no significant commodity price hedges in place during the period.

For the first six months of 2000, Anadarko had net income available to common stockholders of $114.0 million, or $0.89 per share (basic), on revenues of $553.4 million. For the comparable period in 1999, Anadarko had a net loss of $15.1 million, or $0.12 per common share, on revenues of $297.9 million. The 1999 loss included a first quarter 1999 non-cash charge of $20 million ($12.8 million after taxes) related to Anadarko's Eritrean exploration program. Excluding the impairment, Anadarko had a net loss to common stockholders of $2.3 million, or $0.02 per share for the first half of 1999. The improved revenues and earnings were primarily due to significantly higher commodity prices and increased production volumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following table shows the Company's volumes and average prices for the three and six months ended June 30, 2000 and 1999:

                                Three Months Ended    Six Months Ended
                                      June 30              June 30
                                   2000     1999        2000     1999
Natural gas
  Bcf                              48.8     41.9        93.1     86.0
  MMcf/d                            536      461         511      475
  Price per Mcf                   $3.20    $1.95       $2.84    $1.77

Crude oil and condensate
 United States
  MBbls                           1,903    2,167       3,750    4,491
  MBbls/d                            21       24          21       25
  Price per barrel               $26.20   $14.65      $25.47   $12.20
 Algeria
  MBbls                           2,256    1,647       4,223    3,291
  MBbls/d                            25       18          23       18
  Price per barrel               $28.36   $15.38      $28.13   $13.48
 Total
  MBbls                           4,159    3,814       7,973    7,782
  MBbls/d                            46       42          44       43
  Price per barrel               $27.37   $14.97      $26.88   $12.74

Natural gas liquids
  MBbls                           1,914    1,530       3,920    3,162
  MBbls/d                            21       17          22       17
  Price per barrel               $20.10   $11.91      $20.43   $10.20

Total Energy Equivalent
  Barrels (MMEEBs)                 14.2     12.3        27.4     25.3

___________

Bcf - billion cubic feet
MBbls - thousand barrels
MBbls/d - thousand barrels per day
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day
MMEEBs - million energy equivalent barrels

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Costs and expenses during the second quarter of 2000 were $151.2 million, an increase of 26% compared to $120.1 million for the second quarter of 1999. For the first six months of 2000, costs and expenses totaled $292.9 million, an increase of 20% compared to $244.3 million, excluding the impairment, for the first six months of 1999. The increase for both periods in 2000 is primarily due to higher operating expenses, depreciation, depletion and amortization expense and other taxes related to the increase in production volumes and higher administrative and general expenses associated with the Company's workforce.

Interest expense for the second quarter of 2000 increased 11% to $20.5 million compared to $18.5 million for the second quarter of 1999. For the first six months of 2000, interest expense was $41.6 million, an increase of 12% compared to $37.1 million for the same period of 1999. The increases in interest expense in 2000 are primarily due to higher levels of long-term debt in 2000 compared to 1999.

Natural Gas Volumes and Prices Natural gas prices at the wellhead averaged $3.20 per Mcf during the second quarter of 2000, up 64% from the average of $1.95 per Mcf in the second quarter of 1999. Natural gas production in the second quarter of 2000 averaged 536 MMcf/d, an increase of 16% over the 461 MMcf/d in the same period last year. The increase is due primarily to the continued strength of Anadarko's Bossier Field natural gas play in East Texas.

The wellhead price for natural gas in the first half of 2000 averaged $2.84 per Mcf, a 60% increase above the average of $1.77 per Mcf in the same period last year. In the first six months of 2000, Anadarko's natural gas production averaged 511 MMcf/d, up 8% from the 475 MMcf/d in the same period last year.

Crude Oil, Condensate and Natural Gas Liquids Volumes and Prices
Oil prices in the second quarter of 2000 averaged $27.37 per barrel, an increase of 83% compared with $14.97 per barrel in the same quarter last year. Total oil production in the second quarter of 2000 averaged 46 MBbls/d, up 9% from 42 MBbls/d in the second quarter of 1999. The increased production is primarily due to Anadarko's oil production in Algeria.

Anadarko's average oil price for the first half of 2000 was $26.88 per barrel, up 111% from the $12.74 per barrel in the same period last year. Anadarko's oil production for the first six months of 2000 averaged 44 MBbls/d, compared with 43 MBbls/d in the first half of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The prices during the second quarter of 2000 for Anadarko's natural gas liquids (NGLs) averaged $20.10 per barrel, up 69% compared with $11.91 per barrel in the same quarter last year. Volumes of NGLs during the second quarter of 2000 averaged 21 MBbls/d, an increase of 25% compared with 17 MBbls/d in the second quarter of 1999.

Anadarko's average price during the first half of 2000 for NGLs was $20.43 per barrel, an increase of 100% from $10.20 per barrel in the first six months of last year. During the first half of 2000, Anadarko's production of NGLs averaged 22 MBbls/d, an increase of 23% compared with 17 MBbls/d in the same period in 1999.

Capital Expenditures, Liquidity and Dividends

During the first six months of 2000, Anadarko's capital spending
(including capitalized interest and overhead) was $450.7 million compared to $261.0 million in the same period of 1999.

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

In July 2000, Anadarko increased the 2000 capital budget to $1.5 billion. This amounts to a $384 million or 34% increase over the combined total of Anadarko's previously announced capital budget of $766 million and the $350 million remaining from the 2000 capital budget of Union Pacific Resources Group Inc. (UPR), with which Anadarko merged in July 2000. Anadarko's capital spending will focus on natural gas projects in East Texas and Louisiana, gas assets in western Canada, and gas and oil projects on the shelf, sub-salt and deep water properties in the Gulf of Mexico. Anadarko also will pursue selected high potential exploration projects in North America and internationally.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The Company believes that cash flows and existing or available credit facilities will provide the majority of funds to meet its capital and operating requirements for 2000.

Merger Transaction

On April 2, 2000, Anadarko and UPR entered into an Agreement and Plan of Merger (the Merger Agreement). On July 13, 2000, in separate special meetings held in Houston and Fort Worth, Texas, the shareholders of both companies voted overwhelmingly to approve the merger transaction. Holders of approximately 93% of the Anadarko common stock voting voted to approve the issuance of Anadarko common stock in the merger. Holders of approximately 98% of the UPR common stock voting voted to approve the merger. On July 14, 2000, Dakota Merger Corp., a wholly owned subsidiary of Anadarko, merged with and into UPR pursuant to the Merger Agreement. Each share of common stock of UPR issued and outstanding, other than UPR shares held by UPR that were canceled and retired, was converted into 0.455 shares of Anadarko common stock. UPR stockholders who would otherwise receive fractional shares of Anadarko common stock instead were entitled to receive a cash payment for their fractional share interest. The merger will be treated as a tax-free reorganization and accounted for as a purchase. The purchase will be reflected in the Company's third quarter financial statements.


Exploration and Development Activities

During the second quarter of 2000, Anadarko participated in a total of 97 wells, including 37 oil wells, 56 gas wells and 4 dry holes. This compares to a total of 29 wells, including 3 oil wells, 22 gas wells and 4 dry holes during the second quarter of 1999.

For the first six months of 2000, Anadarko participated in a total of 216 wells, including 79 oil wells, 129 gas wells and 8 dry holes. This compares to a total of 84 wells, including 24 oil wells, 43 gas wells and 17 dry holes during the first six months of 1999. The increase in activity during 2000 was directly related to the increase in capital expenditures due to higher commodity prices. This increase in activity has led to higher production volumes. Following is a description of activity during the first half of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Onshore - Lower 48 States

Bossier Sand Play     Drilling activity in Anadarko's second-largest
onshore gas field continued at a brisk pace during the second quarter as five more rigs were added to those already running, bringing the total number of rigs currently in operation to 26 (23 in East Texas and three in Jackson Parish, Louisiana). Through the first six months of 2000, Anadarko has completed 67 wells in the Bossier Play. Gross production at the end of the second quarter was approximately 210 million cubic feet per day (MMcf/d) of gas (163 MMcf/d of gas net).

Second quarter activity included the Blair A-3, a vertical well drilled in the Dew Field of Freestone County. On May 2, natural gas volumes from the well were at a rate of 51.5 MMcf/d. This represents the highest single-well rate in the Company's Dew Gathering System, which was modified to accommodate the significant increase in production. Anadarko has an 82.5% working interest in the well.

As part of additional enhancements to its gas gathering facilities in the Bossier, Anadarko began construction of its Buffalo Central Gathering Facility (CGF) with plans to add more compression during the third quarter. In addition, the Dowdy Ranch CGF went on-line during the second quarter. Altogether, the three main gathering facilities have increased the amount of natural gas volumes Anadarko can process to 350 MMcf/d. Other significant Bossier completions from the second quarter include:

     -    Burgher D-6 (12.6 MMcf/d), Dowdy Ranch Field
     -    Burgher D-9 (9.9 MMcf/d), Dowdy Ranch Field
     -    Burgher D-8 (9.0 MMcf/d), Dowdy Ranch Field
     -    English No. 9 (8.9 MMcf/d), Mimms Creek Field
     -    B.K. Johnson B-8 (8.6 MMcf/d), Dew Field
     -    Burgher D-5 (8.5 MMcf/d), Dowdy Ranch Field
     -    Henderson No. 11 (7.6 MMcf/d), Mimms Creek Field
     -    Burgher D-7 (7.2 MMcf/d), Dowdy Ranch Field
     -    Henderson No. 9 (7.0 MMcf/d), Mimms Creek Field
     -    Eubanks Trust No. 7 (7.0 MMcf/d), Mimms Creek Field

Anadarko owns a 100% working interest in each of these wells, except the B.K. Johnson B-8 in which it owns a 79% working interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Anadarko's leasehold position in the Bossier Play, which exceeds
100,000 acres (gross), now extends beyond Freestone County and into neighboring Leon County where the Company has acquired properties in the Beargrass Field. The purchase covers 8,800 gross acres and includes 29 active wells with net production of 6.5 MMcf/d of gas and 1.2 million energy equivalent barrels of proven net reserves.

Hugoton Embayment     In this traditional gas play, Anadarko had
several significant oil completions during the second quarter. In Haskell County, Kansas, the first three wells of a four well deep drilling program in the Eubank Field, tested at a combined rate of 1,301 barrels of oil per day (BOPD) and 1.85 MMcf/d of gas from seven different pay intervals. Anadarko owns a 100% working interest in these wells.

During the second quarter, Anadarko also completed the Wander A-4 well in the Ryus East Field of Grant County, Kansas. The well tested 210 BOPD after being drilled to a total depth of 5,679 feet. Anadarko has a 100% working interest in this deep well.

Texas Panhandle     Activity in Anadarko's West Panhandle Field of
Moore County, Texas continued at a healthy pace in the second quarter as the Company moved forward with its comprehensive infill drilling program in the shallow Red Cave formation. So far this year, Anadarko has spudded 24 wells as part of the program, with those that have been completed adding natural gas volumes of more than 20 MMcf/d. The Company has a 100% working interest in these low-cost wells.

Paving the way for Anadarko's increased density drilling program in the area was a recent ruling by state regulators validating the Company's claim that a portion of the field was not being drained efficiently with existing 640 acre spacing. The decision cleared the way for Anadarko to begin drilling wells on 160 acre spacing.

Permian Basin     In the increasingly active North Shugart Field of
Eddy County, New Mexico, Anadarko had three significant completions during the second quarter. The Bone Spring wells tested at a combined rate of 955 BOPD and 670 thousand cubic feet per day (Mcf/d) of gas. The Company holds about 1,200 acres in the North Shugart Field, located about 60 miles southeast of Roswell, New Mexico. Anadarko has a 100% working interest in these wells.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


As part of an ongoing waterflood program in the Snyder Field of Howard County, Texas, Anadarko had combined production of 112 BOPD from the Susie B. Snyder No. 2715 and Susie B. Snyder No. 2723 wells. Anadarko has a 100% working interest in the San Angelo formation wells, which were drilled as part of planned 27 well program now under way. The Company also reported in the second quarter that the B.S. TXL "C" No. 3350 tested 67 BOPD, which is part of a 61 well drilling program.

Offshore - Gulf of Mexico

Sub-salt     Using a jack-up rig, Anadarko completed the A-1 well in
the Mahogany Field. Production from the well has been off-line since July 1999 as a result of mechanical problems. Anadarko is currently drilling a deep exploratory test well below the main field pay interval.

Construction of the production facilities to develop the Tanzanite (Eugene Island 346) and Hickory (Grand Isle 110/111/116) discoveries progressed during the second quarter. The Hickory jacket and platform are planned for installation during August, followed by the installation of the Tanzanite jacket and platform a few weeks later. Production from these two fields is expected to commence in the fourth quarter of 2000. Anadarko (operator) owns a 50% working interest in Hickory and a 100% working interest in Tanzanite.

Deepwater     Delineation of Anadarko's first deepwater discovery at
Marco Polo continued during the second quarter with the drilling of a successful sidetrack. A third sidetrack is now drilling. Additional sidetracks or wells may be drilled to fully evaluate this discovery.

Results from the original Marco Polo discovery well were officially announced during the second quarter. The Green Canyon Block 608 No. 1 well encountered 320 feet of oil pay in two major intervals. The Company owns a 100% working interest in the Marco Polo prospect, which is located 160 miles off the Louisiana coast in 4,300 feet of water.

Conventional As part of an ongoing program to increase production from the Matagorda Island 622/623 Complex, the C-8 well was completed during the second quarter and production should commence shortly. Natural gas volumes are expected to compare favorably with the C-7 well, which increased gross production from 215 MMcf/d to 295 MMcf/d. The Company owns a 37.5% working interest in the complex.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Alaska

Installation of production facilities at the Alpine Field on the North Slope progressed in the second quarter. First production of 40,000 BOPD (gross) is expected to begin in the fourth quarter of 2000, increasing to 80,000 BOPD (gross) by early 2001. All of the various production modules are now on site and crews are focused primarily on final checks of the equipment for proper operation. Overall, the project is more than 90% complete. Development drilling at Alpine has continued during 2000. Anadarko owns a 22% working interest in the Alpine Field.

Anadarko is continuing its North Slope exploration program, now centered on evaluating drilling results from the Nanuk prospect, located south of Alpine and in the National Petroleum Reserve - Alaska
(NPRA). Anadarko has completed drilling on the Clover, Rendezvous and Spark prospects within the NPRA. Initial results, while not released, are encouraging. Additional drilling is planned for the next drilling season in the winter of 2000/2001.

International

Algeria     During the second quarter, Anadarko marked the second
anniversary of first oil production from the Hassi Berkine South (HBNS) Field on May 4, 1998. As of May 3, 2000, cumulative production from the Central Production Facility (CPF) was 31.2 million barrels (gross), with Anadarko's net cumulative oil exports totaling 10.3 million barrels.

During the second quarter, the HBNS Field produced 70,950 BOPD (gross), which was an increase from 60,300 BOPD in the first quarter. Water injection operations have continued to progress and reservoir performance is consistent with the Company's expectations. During the second quarter, the HBNS-15, HBNS-32 and HBNS-2 wells were connected to the water distribution system and commenced operations as injection wells. Water injection is instrumental in helping to maximize oil recovery. The HBNS-33 and HBNS-35 wells were completed as oil wells. Meanwhile, construction of Stage II facilities continued in the second quarter and when completed should increase gross HBNS production capacity to 135,000 BOPD beginning in the third quarter of 2001.

Construction is also under way on a third production train to develop the Hassi Berkine (HBN) Field, which is expected to add another 75,000 BOPD of gross production capacity in early 2002. The HBN Field is unitized with the adjacent Sonatrach/ENI AGIP association. Development drilling has recently begun in the HBN Field, where two wells will be drilled in the third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


At the Ourhoud Field (ORD), a letter of intent was entered into in early July for an Engineering, Procurement and Construction contract
(EPC) for construction of a 230,000 BOPD production facility. The contract is with a joint venture of Japan Gasoline Corp. (JGC) and Initec, a Spanish company. First production is expected before year-end 2002. Anadarko's second quarter drilling program included two delineation wells in the ORD Field. The QB-10 and QB-11 wells encountered the TAGI reservoir in a favorable structural position and have been suspended as planned oil wells awaiting completion. The ORD Field is unitized with the Sonatrach/CEPSA and Sonatrach/Burlington Resources associations.

Tunisia     In the Jenein Nord Block, Anadarko spudded an exploratory
well in the second quarter of 2000, which was still drilling at the end of the quarter. The Company has a 50% interest in the 384,000 acre block, prior to back-in by ETAP (Tunisia's national oil company).

Georgia     During the second quarter, Anadarko entered into a
Production Sharing Contract (PSC) with the State of Georgia represented by the State Agency for Regulation of Oil and Gas, Joint Stock Company Saknavtobi, the Georgian national oil company, and British firm JKX Oil and Gas plc. The agreement, signed June 26 in Georgia's capital of Tbilisi, gives Anadarko exploration rights to three blocks covering approximately 8,900 square kilometers on the Black Sea continental shelf and extending 50 miles offshore. A portion of the contract area is offshore the region of Abkhazia, which claims autonomy from Georgia, and that portion of the contract is currently subject to force majeure pending a resolution of the dispute.

The contract area, which is equivalent to 382 Gulf of Mexico blocks, was originally issued in 1994 to Georgian British Oil Company, a joint venture between a JKX affiliate and the Georgian national oil company. The contract signed by Anadarko amends and restates a 1996 PSC executed by JKX taking into account the establishment of an oil and gas law in 1999 that created the framework for encouraging more foreign investment. Anadarko is the first western company to conduct an exploration program in this area that has seen very little activity; however, this area is prospective for oil and gas.

The terms of the PSC call for Anadarko to acquire a minimum of 1,000 kilometers of seismic within the first 18 months. Anadarko is currently working with the Georgian government to secure the necessary seismic permits. Besides the seismic acquisition program Anadarko expects to conduct regional geologic studies and gravity and magnetics evaluations, along with sea bed sampling.

Currently, Anadarko has committed only to meet the seismic acquisition program. Any additional spending will be based on what is learned from the geophysical data collected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


North Atlantic     Anadarko has begun drilling the second exploratory
well on Tranche 61 in the United Kingdom North Atlantic Margin.
Operations are being carried out in 5,300 feet of water using a semi-submersible rig. Anadarko has a 7.5% interest in the project. Anadarko has a 50% interest in offsetting acreage on Tranche 63.


New Accounting Principles

Accounting for Derivatives     Statement of Financial Accounting
Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities", as amended, provides guidance for accounting for derivative instruments and hedging activities. In July 1999, SFAS No. 137 "Deferral of the Effective Date of FASB Statement 133", was issued and delays the effective date for one year, to fiscal years beginning after June 15, 2000. The Company is evaluating the impact of the provisions of SFAS No. 133.

Revenue Recognition     The Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company understands the SEC staff is preparing a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes Anadarko's revenue recognition practices, Anadarko will be required to adopt SAB No. 101 no later than the quarter beginning October 1, 2000, with any cumulative effect adjustment computed as of January 1, 2000. The Company is evaluating the impact of the provisions of SAB No. 101.

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

While the volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines, the fair value of those instruments at June 30, 2000 and December 31, 1999 was, in the judgment of the Company, immaterial. Additionally, through the use of sensitivity analysis, the Company evaluates separately, for its non-trading and trading activities, the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil may have on the fair value of the Company's derivative commodity instruments. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at June 30, 2000 and December 31, 1999 does not have a material adverse effect on the financial position or results of operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company's variable and fixed interest rate debt as well as fixed to floating interest rate swaps. The Company has evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's various debt instruments and its interest rate swap agreements. Based upon an analysis, utilizing the actual interest rates in effect as of June 30, 2000 and December 31, 1999 and assuming a 10% increase in interest rates, the potential decrease in the fair value of the derivative interest swap instruments at June 30, 2000 and December 31, 1999 does not have a material effect on the financial position or results of operations of the Company.

                     Part II.   OTHER INFORMATION


Item 1. Legal Proceedings

Kansas Ad Valorem Tax     See Note 8 of the Notes to Consolidated
Financial Statements under Part I. Financial Information of this Form
10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

On April 27, 2000 the Company held its Annual Stockholders' Meeting.

(a) Messrs. Conrad P. Albert, Robert J. Allison, Jr. and John N. Seitz were re-elected as Class II directors to serve for a term of three years. Messrs. Ronald Brown, John R. Butler, Jr. and John R. Gordon will continue to serve as Class I directors and Messrs. Larry G. Barcus and James L. Bryan will continue to serve as Class III directors.

     Mr. Conrad P. Albert was re-elected with 113,702,130 votes for and 743,183 votes withheld. Mr. Robert J. Allison, Jr. was re-elected with 113,713,564 votes for and 731,749 votes withheld. Mr. John N. Seitz was re-elected with 113,703,032 votes for and 742,281 votes withheld.

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

  (b)     Amendment No. 1 to Rights      2.4 to Form 8-K dated  1-8968
          Agreement, dated as of         April 2, 2000
          April 2, 2000 between
          Anadarko and Rights Agent

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

  (d)     Certificate of Amendment of    4.1 to Form 8-K dated  1-8968
          Anadarko's Restated            July 28, 2000
          Certificate of Incorporation

  (e)     By-laws of Anadarko            3(b) to Form 10-Q      1-8968
          Petroleum Corporation,         for quarter ended
          as amended                     June 30, 1996

 4(a)     364-Day Credit Agreement,      4(a) to Form 10-Q      1-8968
          Dated as of April 14, 2000     for quarter ended
                                         March 31, 2000

                                    -27-

Exhibit                                      Original Filed      File
Number          Description                     Exhibit         Number
*12       Computation of Ratios of
          Earnings to Fixed Charges
          and Earnings to Combined
          Fixed Charges and Preferred
          Stock Dividends

*27       Financial Data Schedule

 (b)  Reports on Form 8-K

      A report on Form 8-K dated April 2, 2000 was filed in which the earliest event reported was April 2, 2000. This event was reported under Item 5, "Other Events" and Item 7, "Exhibits".

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                              ANADARKO PETROLEUM CORPORATION
                                       (Registrant)




August 11, 2000           By:          [MICHAEL E. ROSE]
                          Michael E. Rose - Executive Vice President,
                            Finance and Chief Financial Officer