Form 10-Q
period 2000-09-30
ANADARKO PETROLEUM CORP
filed 2000-11-13
CIK 773910

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 2000
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

     The number of shares outstanding of the Company's common stock as of October 31, 2000 is shown below:

                                              Number of Shares
            Title of Class                       Outstanding

Common Stock, par value $0.10 per share          248,785,417

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    ANADARKO PETROLEUM CORPORATION
      CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                             (Unaudited)

                                   Three Months Ended   Nine Months Ended
millions, except                     September 30         September 30
  per share amounts                 2000      1999        2000       1999
Revenues
Gas sales                         $503.7    $ 98.2    $  758.4     $259.8
Oil and condensate sales           339.7      55.1       555.6      156.7
Natural gas liquids sales           84.5      26.4       164.6       58.6
Minerals and other                  28.2       0.6        30.5        2.3
Total                              956.1     180.3     1,509.1      477.4

Costs and Expenses
Operating expenses                 119.8      35.2       208.6      103.7
Administrative and general          43.7      24.6       103.9       72.2
Depreciation, depletion and
  amortization                     215.6      51.7       334.8      162.2
Other taxes                         52.2       9.7        76.8       27.4
Provision for doubtful              23.3       ---        23.3        ---
accounts
Impairments related to
  international properties           ---       ---         ---       20.0
Amortization of goodwill            11.3       ---        11.3        ---
Total                              465.9     121.2       758.7      385.5

Operating Income                   490.2      59.1       750.4       91.9

Other (Income) Expense
Merger expenses                     63.7       ---        63.7        ---
Interest expense                    27.9      17.9        69.5       55.0
Other (income) expense            (29.0)       0.4      (29.3)      (0.3)
Total                               62.6      18.3       103.9       54.7

Income Before Income Taxes         427.6      40.8       646.5       37.2

Income Taxes                       179.2      19.3       278.6       25.4

Net Income                        $248.4    $ 21.5    $  367.9     $ 11.8

Preferred Stock Dividends            2.7       2.7         8.2        8.1

Net Income Available
  to Common Stockholders          $245.7    $ 18.8    $  359.7     $  3.7

Comprehensive Income - Net of Tax
Foreign currency translation
  adjustments                        1.8       ---         1.8        ---

Comprehensive Income              $247.5    $ 18.8    $  361.5     $  3.7

Per Common Share
Net income - basic                $ 1.07    $ 0.15    $   2.22     $ 0.03
Net income - diluted              $ 1.03    $ 0.15    $   2.14     $ 0.03
Dividends                         $ 0.05    $ 0.05    $   0.15     $ 0.15

Average Number of Common
  Shares Outstanding               230.4     127.4       162.2      124.4

       See accompanying notes to consolidated financial statements.
                                 -2-

                    ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED BALANCE SHEET
                             (Unaudited)



millions, except                          September 30,    December 31,
  share amounts                               2000           1999
ASSETS
Current Assets
Cash and cash equivalents                    $   129.2     $   44.8
Accounts receivable, net of allowance            835.0        259.6
Inventories                                       98.3         46.1
Other current assets                              41.2          5.4
Total                                          1,103.7        355.9

Properties and Equipment
Original cost                                 15,253.8      5,917.2
Less accumulated depreciation,
  depletion and amortization                   2,578.6      2,236.0
Net properties and equipment - based on
  the full cost method of accounting
  for oil and gas properties                  12,675.2      3,681.2

Other Assets                                     285.4         61.3

Goodwill, net of amortization                  1,027.3          ---

                                             $15,091.6     $4,098.4

























      See accompanying notes to consolidated financial statements.
                                  -3-

                     ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED BALANCE SHEET (continued)
                              (Unaudited)

millions, except                           September 30,  December 31,
  share amounts                                2000           1999
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
  Trade and other                            $   832.3       $  298.6
  Banks                                           87.1           26.4
Accrued expenses
  Interest                                        87.3           20.0
  Taxes and other                                164.1           42.2
Total                                          1,170.8          387.2

Long-term Debt                                 4,024.2        1,443.3

Other Long-term Liabilities
Deferred income taxes                          3,261.3          576.8
Other                                            391.7          156.5
Total                                          3,653.0          733.3

Stockholders' Equity
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000
  shares issued as of September 30, 2000
  and December 31, 1999)                         200.0          200.0
Common stock, par value $0.10
  (450,000,000 shares authorized,
  251,060,146 and 129,620,333 shares
  issued as of September 30, 2000 and
  December 31, 1999, respectively)                25.1           13.0
Paid-in capital                                5,170.3          633.9
Retained earnings (as of September 30,
  2000, retained earnings were not
  restricted as to the payment of
  dividends)                                   1,097.9          763.5
Deferred compensation                            (46.7)          (7.9)
Unearned employee stock ownership plan
  (1,153,673 shares as of September 30,          (72.8)           ---
2000)
Executives and Directors Benefits Trust,
  at market value (2,000,000 shares as of
  September 30, 2000 and December 31,           (132.0)         (67.9)
1999)
Treasury stock (39 shares as of
  September 30, 2000)                              ---            ---
Accumulated other comprehensive income -
  foreign currency translation                     1.8            ---
adjustments
Total                                          6,243.6        1,534.6

                                             $15,091.6       $4,098.4




      See accompanying notes to consolidated financial statements.
                                -4-

                     ANADARKO PETROLEUM CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)
                                                      Nine Months Ended
                                                        September 30
millions                                              2000         1999
Cash Flow from Operating Activities
Net income                                           $367.9      $ 11.8
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and amortization          335.7       163.4
    Amortization of goodwill                           11.3         ---
    Non-cash merger expense                            30.8         ---
    Interest expense - zero coupon debentures           6.9         ---
    Deferred income taxes                             191.9         8.8
    Provision for doubtful accounts                    23.3         ---
    Impairments of international properties             ---        20.0
    Other non-cash items                              (24.5)        ---
                                                      943.3       204.0
    Increase in accounts receivable                  (155.7)      (30.3)
    Increase in inventories                            (6.1)       (2.0)
    Decrease in accounts payable -
      trade and other and accrued expenses            (23.3)      (39.5)
    Other items - net                                  85.7        (6.2)
Net cash provided by operating activities             843.9       126.0

Cash Flow from Investing Activities
Additions to properties and equipment                (976.5)     (431.6)
Sales and retirements of properties
  and equipment                                        42.6       102.5
Acquisition costs, net of cash acquired               (55.4)        ---
Proceeds from the sale of assets to be
  leased, net                                           ---         3.8
Net cash used in investing activities                (989.3)     (325.3)

Cash Flow from Financing Activities
Additions to debt                                     344.7       300.0
Retirements of debt                                  (277.5)     (320.1)
Issuance of common stock                              176.7       260.7
Increase (decrease) in accounts payable, banks         19.3       (16.6)
Dividends paid                                        (33.4)      (26.9)
Net cash provided by financing activities             229.8       197.1

Net Increase (Decrease) in Cash and Cash
  Equivalents                                          84.4        (2.2)

Cash and Cash Equivalents at Beginning of              44.8        17.0
Period

Cash and Cash Equivalents at End of Period           $129.2      $ 14.8







     See accompanying notes to consolidated financial statements.
                                -5-

                 ANADARKO PETROLEUM CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


1.  Summary of Accounting Policies

General     Anadarko Petroleum Corporation is engaged primarily in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). On July 14, 2000, Union Pacific Resources Group Inc. (UPR) merged with Anadarko Petroleum Corporation. See Note 2. The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are: UPR; Anadarko Algeria Corporation; Anadarko Canada Corporation; Anadarko Energy Services Company; and, Anadarko Gathering Company. Certain amounts have been reclassified to conform to the current presentation.

The portion of gathering revenues, processing revenues and the margin related to oil and gas marketing activities has been reported as a net addition to oil and gas revenues in the accompanying statement of income.

Goodwill     Goodwill represents the excess of the purchase price over
the estimated fair value of the assets acquired and liabilities assumed in the merger with UPR and is being amortized on a straight-line basis over 20 years. The Company reviews goodwill to determine if there has been any impairment. Any impairment would be charged to expense in the period identified.

2.  Merger Transaction   On April 2, 2000, Anadarko and UPR entered
into a Merger Agreement. On July 13, 2000, the stockholders of both companies approved the merger transaction. Each share of common stock of UPR issued and outstanding was converted into 0.455 shares of Anadarko common stock. The merger was treated as a tax-free reorganization and accounted for as a purchase business combination under generally accepted accounting principles. Under this method of accounting, the Company's historical operating results for periods prior to the merger are the same as Anadarko's historical operating results. At the date of the merger, the assets and liabilities of Anadarko remain based upon their historical costs, and the assets and liabilities of UPR are recorded at their estimated fair market values.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


2. Merger Transaction (continued)

The following is a calculation of the purchase price:

millions, except per share amounts
Shares of common stock issued                         114.1
Average of Anadarko stock price per share
  around the merger announcement                   $  35.58
Fair value of stock issued                         $4,060.1
Add:  Fair value of vested UPR employee
      stock options assumed by Anadarko,
      less common stock issuance costs                 99.6
                                                    4,159.7
Add:  Capitalized merger costs                        146.3
Purchase price                                     $4,306.0

Capitalized merger costs relate primarily to severance and relocation costs of UPR employees ($82 million), professional fees directly related to the merger ($43 million) and other direct transaction costs ($21 million). In addition, merger costs of $64 million were expensed in the third quarter of 2000 related to the UPR merger. These relate primarily to the issuance of stock for retention of employees ($45 million), deferred compensation ($8 million), transition, hiring and relocation costs ($6 million) and vesting of restricted stock and stock options ($5 million).

The following is the allocation of the purchase price to specific assets and liabilities based on estimates of fair values and costs, which will be adjusted to actual amounts as determined. Such adjustments are not expected to be material.

millions
Current assets                                      $  657.0
Properties and equipment                             8,395.0
Other assets                                           240.6
Goodwill                                             1,038.6
Current liabilities                                    928.0
Long-term debt                                       2,506.8
Deferred income taxes                                2,468.4
Other long-term liabilities                            268.3
Stockholders' equity                                $4,159.7

                                 -7-

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


2. Merger Transaction (continued)

In the third quarter of 2000, costs of $34.3 million, related to the closing of UPR's offices in Fort Worth, Texas, were included in capitalized merger costs. During the quarter, 181 employees actually separated and were paid pursuant to the severance plans and 151 employees were relocated from Fort Worth to Houston.

The remaining accrued liability balance included in capitalized merger costs is expected to be spent in 2000 and 2001. The following table summarizes the activity in the accrued liability account for the three and nine months ended September 30, 2000:

millions
Capitalized merger costs                              $146.3
Cash payments                                         (102.7)
Non-cash payments                                       (9.6)
Ending balance                                        $ 34.0


The pro forma results for 2000 and 1999 are a result of combining the three and nine months income statements of Anadarko with the three and nine months income statements of UPR adjusted for 1) certain costs that UPR had expensed under the successful efforts method of accounting that are capitalized under the full cost method of accounting; 2) depreciation, depletion and amortization expense of UPR calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting; 3) decreases to interest expense for the capitalization of interest on significant investments in unevaluated properties and major development projects and partly offset by the revaluation of UPR debt under the purchase method of accounting, including the elimination of amortization of historical debt issuance costs; 4) issuance of Anadarko common stock and common stock equivalents pursuant to the merger agreement, and 5) the related income tax effects of these adjustments based on the applicable statutory tax rates. It should be noted that the pro forma results do not include any merger expenses.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


2. Merger Transaction (continued)

The following table presents the unaudited pro forma results of the Company as though the merger had occurred on January 1, 1999.

                             Three Months Ended    Nine Months Ended
millions, except                September 30          September 30
  per share amounts             2000      1999        2000    1999
Revenues                      $1,007.7   $616.5    $2,617.9  $1,650.5
Net income available to
   common stockholders        $  270.4   $111.2    $  642.8  $  198.4
Earnings per share - basic    $   1.10   $ 0.46    $   2.64  $   0.83
Earnings per share - diluted  $   1.06   $ 0.46    $   2.58  $   0.82


3.  Inventories     Materials and supplies and natural gas inventories
are stated at the lower of average cost or market. Natural gas, when sold from inventory, is charged to expense using the average cost method. Oil, due from third-parties, is stated at market value. The major classes of inventories are as follows:

                                      September 30,    December 31,
millions                                  2000             1999
Materials and supplies                        $49.7           $14.2
Oil, due from third-parties                    37.7            24.6
Natural gas, stored in inventory               10.9             7.3
                                              $98.3           $46.1


4. Properties and Equipment Oil and gas properties include costs of $2,823.9 million and $323.0 million at September 30, 2000 and December 31, 1999, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


5.  Long-term Debt     As a result of the merger, the liabilities of UPR
became liabilities of the Company. Accordingly, the financial statements of the Company include an aggregate of approximately $2.5 billion of outstanding UPR debt at the date of the merger. A summary of long-term debt follows:

                                      September 30,    December 31,
millions                                   2000            1999
Commercial Paper                           $  140.8        $  198.3
Notes Payable, Banks                          103.0           145.0
Long-term Portion of Capital Lease             12.2             ---
8 1/4% Notes due 2001                         100.0           100.0
6.8% Debentures due 2002                      246.9             ---
6 3/4% Notes due 2003                         100.0           100.0
5 7/8% Notes due 2003                         100.0           100.0
6.5% Notes due 2005                           191.3             ---
7.375% Debentures due 2006                    247.1             ---
7% Notes due 2006                             194.1             ---
6.75% Notes due 2008                          150.4             ---
7.8% Debentures due 2008                      149.7             ---
7.3% Notes due 2009                           155.6             ---
7.05% Debentures due 2018                     183.0             ---
Zero Coupon Convertible
  Debentures due 2020                         351.6             ---
7 1/4% Debentures due 2025                      0.3           100.0
7.5% Debentures due 2026                      188.2             ---
7% Debentures due 2027                        100.0           100.0
6.625% Debentures due 2028                    100.0           100.0
7.15% Debentures due 2028                     333.5             ---
7.20% Debentures due 2029                     300.0           300.0
7.95% Debentures due 2029                     238.5             ---
7.73% Debentures due 2096                     100.0           100.0
7 1/4% Debentures due 2096                    100.0           100.0
7.5% Debentures due 2096                      138.0             ---
                                           $4,024.2        $1,443.3

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

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


5.   Long-term Debt (continued)

In March 2000, Anadarko issued $345 million of Zero Coupon Convertible Debentures due March 2020, with a face value at maturity of $690 million. The Debentures were issued at a discount and accrue interest at 3.50% annually until reaching face value at maturity; however, interest will not be paid prior to maturity. The Debentures are convertible into common stock at the option of the holder at any time at a fixed conversion rate. Holders have the right to require Anadarko to repurchase their Debentures at a specified price in March 2003, 2008 and 2013. The Debentures are redeemable at the option of Anadarko after three years. The net proceeds from the offering were used to repay floating interest rate debt.

In April 2000, the Company entered into a 364-Day Credit Agreement. The aggregate amount of commitments is $300 million and expires in April 2001. In October 2000, the Company amended the UPR Competitive Advance/Revolving Credit Agreement. The amendment reduced bank commitments to $450 million, provided a Company guarantee and shortened the maturity to October 2001. As of September 30, 2000, the Company had $103 million outstanding under various credit agreements.

6. Supplemental Information for Guarantee of Securities

In connection with the merger transaction, Anadarko has guaranteed all of the outstanding publicly held indebtedness of UPR and its subsidiary Anadarko Canada Corporation (ACC). In order to provide meaningful financial data relating to the guarantee, the following condensed consolidating financial information as of September 30, 2000 and for the three and nine months ended September 30, 2000, has been provided following the policies set forth below:

1) The Company accounts for investments in subsidiaries on the cost basis. Earnings of subsidiaries are therefore not reflected in the related investment accounts. Investments in subsidiaries are included in Other Assets.

2) Certain reclassifications were made to conform the financial information to the financial presentation on a consolidated basis. The principal adjusting entries eliminate investments in subsidiaries and intercompany transactions and balances.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


6.   Supplemental Information for Guarantee of Securities (continued)

<CAPTIONS>
        SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENTS
                 Three Months Ended September 30, 2000

                                                     Other    Consolidating  Anadarko
millions                  Anadarko   UPR     ACC  Subsidiaries  Adjustments Consolidated
Revenues
Gas sales                   $203.7  $255.2  $ 58.5      $20.1       $(33.8)    $503.7
Oil and condensate sales      56.5   162.7    51.0       69.5          ---      339.7
Natural gas liquids sales      ---    39.0     3.3       42.2          ---       84.5
Minerals and other             0.5    27.3     ---        0.6         (0.2)      28.2
Total                        260.7   484.2   112.8      132.4        (34.0)     956.1

Cost and Expenses
Operating expenses            19.8    41.0    26.8       66.2        (34.0)     119.8
Administrative and general    24.2    14.6     1.0        3.9          ---       43.7
Depreciation, depletion and
  amortization                55.8    120.7   30.4        8.7          ---      215.6
Other taxes                   14.5     36.2    0.5        1.0          ---       52.2
Provision for doubtful
  accounts                     ---      ---    ---       23.3          ---       23.3
Amortization of goodwill      11.3      ---    ---        ---          ---       11.3
Total                        125.6    212.5   58.7      103.1        (34.0)     465.9

Operating Income             135.1    271.7   54.1       29.3          ---      490.2

Other (Income) Expense
Merger expenses               63.0      0.7    ---        ---          ---       63.7
Interest expense              20.6      1.1    5.1        1.1          ---       27.9
Other (income) expense        (3.8)   (43.5)  14.7       (0.2)         3.8      (29.0)
Total                         79.8    (41.7)  19.8        0.9          3.8       62.6

Income Before Income Taxes    55.3    313.4   34.3       28.4         (3.8)     427.6

Income Taxes                  26.1    130.2   (2.7)      24.6          1.0      179.2

Net Income                  $ 29.2   $183.2 $ 37.0     $  3.8       $ (4.8)    $248.4

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


6.   Supplemental Information for Guarantee of Securities (continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT
                      Nine Months Ended September 30, 2000

                                                         Other    Consolidating  Anadarko
millions                  Anadarko     UPR      ACC   Subsidiaries  Adjustments  Consolidated
Revenues
Gas sales                   $468.4   $255.2   $ 58.5      $ 70.9        $(94.6)     $  758.4
Oil and condensate sales     152.0    162.7     51.0       189.9           ---         555.6
Natural gas liquids sales      0.1     39.0      3.3       122.2           ---         164.6
Minerals and other             1.9     27.3      ---         1.9          (0.6)         30.5
Total                        622.4    484.2    112.8       384.9         (95.2)      1,509.1

Cost and Expenses
Operating expenses            58.6     41.0     26.8       177.4         (95.2)        208.6
Administrative and general    74.5     14.6      1.0        13.8           ---         103.9
Depreciation, depletion and
  amortization               159.7    120.7     30.4        24.0           ---         334.8
Other taxes                   37.3     36.2      0.5         2.8           ---          76.8
Provision for doubtful
  accounts                     ---      ---      ---        23.3           ---          23.3
Amortization of goodwill      11.3      ---      ---         ---           ---          11.3
Total                        341.4    212.5     58.7       241.3         (95.2)        758.7

Operating Income             281.0    271.7     54.1       143.6           ---         750.4

Other (Income) Expense
Merger expenses               63.0      0.7      ---         ---           ---          63.7
Interest expense              60.0      1.1      5.1         3.3           ---          69.5
Other (income) expense       (53.1)   (43.5)    14.7        (0.3)         52.9         (29.3)
Total                         69.9    (41.7)    19.8         3.0          52.9         103.9

Income Before Income Taxes   211.1    313.4     34.3       140.6         (52.9)        646.5

Income Taxes                  62.5    130.2     (2.7)       87.7           0.9         278.6

Net Income                  $148.6   $183.2   $ 37.0      $ 52.9        $(53.8)     $  367.9

                    SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 As of September 30, 2000

                                                        Other      Consolidating   Anadarko
millions                  Anadarko     UPR      ACC  Subsidiaries   Adjustments  Consolidated
Assets
Current Assets               $   26.3  $  843.5  $   21.0   $  292.0   $   (79.1)    $ 1,103.7
Net Properties and Equipment  3,454.1   6,896.7   1,510.0      814.4         ---      12,675.2
Other Assets                  4,828.7     128.9      28.5       96.1    (4,796.8)        285.4
Goodwill                      1,027.3       ---       ---        ---         ---       1,027.3
                             $9,336.4  $7,869.1  $1,559.5   $1,202.5   $(4,875.9)    $15,091.6

Liabilities and Stockholders'
    Equity
Current Liabilities          $  199.3  $  472.8  $  195.6   $  381.7   $   (78.6)    $ 1,170.8
Long-term Debt                1,532.7   1,784.7     706.8        ---         ---       4,024.2
Other Long-term Liabilities     643.7   2,250.3     552.6      205.6         0.8       3,653.0
Stockholders' Equity          6,960.7   3,361.3     104.5      615.2    (4,798.1)      6,243.6
                             $9,336.4  $7,869.1  $1,559.5   $1,202.5   $(4,875.9)    $15,091.6


Item 1.   Financial Statements (continued)

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


6.   Supplemental Information for Guarantee of Securities (continued)

        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                         Other        Anadarko
millions                      Anadarko   UPR     ACC  Subsidiaries  Consolidated
Cash Flow from Operating
  Activities
  Net income                    $ 94.8  $183.2   $37.0   $ 52.9        $367.9
  Adjustments to reconcile net
    income to net cash provided
    by operating activities      271.2   190.4    24.7    89.1          575.4
                                 366.0   373.6    61.7   142.0          943.3
  Changes in assets and
    Liabilities                   13.5   (58.3)  (13.1)  (41.5)         (99.4)
Net Cash Provided by Operating
  Activities                     379.5   315.3    48.6   100.5          843.9

Cash Flow Used in Investing
  Activities                    (635.5) (184.5)  (48.6) (120.7)        (989.3)

Cash Flow from Financing
  Activities                     244.4   (14.6)    ---     ---          229.8

Net Increase (Decrease) in Cash
  and Cash Equivalents           (11.6)  116.2     ---   (20.2)          84.4

Cash and Cash Equivalents at
  Beginning of Period             18.0     ---     ---    26.8           44.8

Cash and Cash Equivalents at
  End of Period                 $  6.4  $116.2   $ ---  $  6.6         $129.2



7.  Preferred Stock    In each of the first, second and third quarters
of 2000 and 1999, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

8.  Common Stock    Under the most restrictive provisions of the
Company's credit agreements, which limit the payment of dividends, retained earnings were not restricted as to the payment of dividends at September 30, 2000 and December 31, 1999, respectively.

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


8.  Common Stock (continued)

The reconciliation between basic and diluted EPS is as follows:

                               Three Months Ended          Three Months Ended
                               September 30, 2000          September 30, 1999
millions except                             Per Share                  Per Share
  per share amounts         Income   Shares   Amount    Income   Shares  Amount
Basic EPS
Income available to
  common stockholders        $245.7   230.4   $1.07      $18.8  127.4   $0.15
Effect of convertible
  debentures                    1.9     8.0                 --     --
Effect of dilutive
  stock options                  --     2.9                 --    0.9
Diluted EPS
Income available to
  common stockholders plus
  assumed conversion         $247.6   241.3   $1.03      $18.8  128.3   $0.15

<CAPTION
                                Nine Months Ended          Nine Months Ended
                               September 30, 2000         September 30, 1999
millions except                             Per Share                Per Share
  per share amounts         Income   Shares   Amount    Income Shares   Amount
Basic EPS
Income available to
  common stockholders        $359.7   162.2   $2.22      $ 3.7  124.4   $0.03
Effect of convertible
  debentures                    4.4     6.2                 --     --
Effect of dilutive
  stock options                  --     1.9                 --    0.7
Diluted EPS
Income available to
  common stockholders plus
  assumed conversion         $364.1   170.3   $2.14      $ 3.7  125.1   $0.03


For the three and nine months ended September 30, 2000 and 1999, options for 0.7 million and 3.2 million, respectively, shares of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods.

On July 13, 2000, the stockholders of Anadarko approved an increase in the authorized number of Anadarko common shares from 300 million to 450 million. On July 14, 2000, each share of common stock of UPR issued and outstanding was converted into 0.455 shares of Anadarko common stock with approximately 114.1 million shares issued to the stockholders of UPR.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


9.  Statement of Cash Flows Supplemental Information     The amounts of
cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                  Nine Months Ended
                                                     September 30
millions                                              2000      1999
Interest                                             $43.9     $55.1
Income taxes                                         $36.6     $(0.2)

The merger was completed through the issuance of common stock, which was a non-cash transaction that was not reflected in the statement of cash flows. See Note 2. The $55.4 million of acquisition costs reflected in "Cash Flow from Investing Activities" in the consolidated statement of cash flows represents capitalized merger costs accrued in connection with the merger of $146.3 million, less the cash acquired on the date of the merger of $90.9 million.

10.  Commitments and Contingencies     UPR was a party to several long-
term firm gas transportation agreements that supported the gas marketing program within the gathering, processing and marketing (GPM) business segment, which was sold to Duke Energy Field Services, Inc.
(Duke). Most of the GPM business segment's firm long-term transportation contracts were transferred to Duke in the GPM disposition. As part of the GPM disposition, UPR and Duke agreed that UPR will keep Duke whole on certain transportation contracts (keep-whole agreement). UPR will pay Duke if transportation market values fall below the contract transportation rates, while Duke will pay UPR if the market value exceeds the contract transportation rates. Transportation contracts transferred to Duke in the GPM disposition and included in the keep-whole agreement with Duke relate to various pipelines. It is UPR's contention (disputed by Duke) that the keep-whole agreement has terminated. As of September 30, 2000, Other Long-term Liabilities included $90.8 million related to this agreement.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


11.  Legal Proceedings

General   The Company is a defendant in a number of lawsuits and is
involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos and benzene while working at the Corpus Christi refinery, which the Company sold in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings.

Mineral Reservation Litigation     In August 1994, the surface owners
(McCormick, et al.) of portions of five sections of Colorado land that are subject to mineral reservations made by the Company's predecessor in title brought suit against the Company in State District Court, Weld County, Colorado, to quiet title to minerals, including oil (in some of the lands) and natural gas. On June 23, 1997, the State District Court granted the Company's Motion for Summary Judgment, holding as a matter of law that the mineral reservations at issue were unambiguous and included all valuable non-surface substances, including oil and gas. The Colorado Court of Appeals affirmed the decision of the State District Court in granting the Company's Motion for Summary Judgment on December 10, 1998 and then denied the surface owners' Motion for Rehearing. The surface owners then filed a Petition for Writ with the Colorado Supreme Court, which was granted in September 1999. Oral arguments were heard on June 13, 2000. A decision is expected by the end of the first quarter of 2001.

Royalty Litigation     During September of 2000, the Company was named
as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the "Gas Qui Tam case") filed in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants improperly measured and otherwise undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Recently the case has been transferred to the U.S. District Court, Multi-District Litigation Docket pending in Wyoming. Motions to dismiss will be filed by the Company and numerous other defendants before the end of the year.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


11.  Legal Proceedings (continued)

Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines.

A group of royalty owners purporting to represent UPR's gas royalty owners in Texas (Neinast, et al.) was granted class action certification in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although most recently a demand for damages in the amount of $100 million has been asserted. The Company is of the opinion that the amount of damages at risk are substantially less than the amount demanded by the class action counsel and the Company intends to vigorously assert its defenses. The Company is currently appealing the class certification order and hopes to have same overturned. A hearing on the merits of the appeal has now been scheduled for December 1, 2000.

A group of royalty owners in the State of Oklahoma surrounding the Beaver County Gathering System allege five separate claims against the defendants that included UPR. This matter styled Galen Bridenstine v. Kaiser Francis Oil Company, et al. (including UPR) has been certified as a class action and is currently scheduled for trial in February 2001. The plaintiffs contend that gathering, compression and dehydration fees deducted by the defendants from royalty payments were in violation of the Oklahoma Check Stub Statute and were improper. The damages asserted for this claim are approximately $40 million. In addition, four additional claims have been asserted by the class plaintiffs, including claims for gas mismeasurement, failure to pay royalties on a higher price contract and failure to pay royalties on condensate. The total actual damages sought are approximately $55 million. In addition, the plaintiffs seek punitive damages. The Company is working vigorously to assert its defenses in this matter and believes that the Company would be entitled to indemnity, if an adverse judgment was entered against the Company. The Company has asserted an indemnity claim against the company from which it purchased the assets that are at issue in this litigation.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


11.  Legal Proceedings (continued)

A class action lawsuit entitled Gilbert H. Coulter, et al. v. Anadarko Petroleum Corporation has been certified in the 26th Judicial District Court, Stevens County, Kansas. In this action, the royalty owners contend that royalty was underpaid as a result of the deduction for certain post-production costs in the calculation of royalty. The Company believes that its method of calculating royalty was proper and that its gas was marketable in the condition produced, and thus plaintiffs' claims are without merit. This case was certified as a class action in August 2000.

Kansas Ad Valorem Tax
General - The Natural Gas Policy Act of 1978 allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax.

Background of Pan Energy Litigation - FERC's ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC.

Ultimately, the D.C. Circuit issued a decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997.

PanEnergy Litigation - On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14 million (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $33.4 million (pretax) as of September 30, 2000. The Company also seeks from PanEnergy the return of the $0.8 million (pretax) charged against income in 1993 and 1994. In October 2000, the U.S. Magistrate issued recommendations concerning motions for summary judgment previously filed by both parties. In

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


11.  Legal Proceedings (continued)

essence, the Magistrate's recommendation finds that the Company should be responsible for refunds attributable to the time period following August 1, 1985 while Duke Energy (as the successor company to Anadarko Production Company) should be responsible for refunds attributable to the time period before August 1, 1985. Remaining in dispute is approximately $7-$8 million in refunds attributable to Pan Eastern Exploration Company for the pre-August 1, 1985 time frame. The dispute over Pan Eastern's refunds is currently set for trial on the January/February 2001 trial docket of the U.S. District Court in Houston, Texas.

Anadarko's net income for 1997 included a $1.8 million charge (pretax) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is currently unable to predict the final outcome of this matter and no provision for liability (excluding amounts recorded in 1993, 1994 and 1997) has been made in the accompanying financial statements.


12.  New Accounting Principles

Accounting for Derivatives     SFAS No. 133, "Accounting for Derivative
Instruments and for Hedging Activities", as amended, provides guidance for accounting for derivative instruments and hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company is evaluating the impact of the provisions of SFAS No. 133 and believes it will not have a material effect on the Company's financial condition or results of operations.

Revenue Recognition      The Securities and Exchange Commission (SEC)
issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The SEC staff has issued a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes Anadarko's revenue recognition practices, Anadarko will be required to adopt SAB No. 101 no later than the quarter beginning October 1, 2000, with any cumulative effect adjustment computed as of January 1, 2000.

                    ANADARKO PETROLEUM CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


12.  New Accounting Principles (continued)

Currently, Anadarko includes the margin related to oil and gas marketing activities as oil and gas revenues. SAB No. 101 requires that the purchases of oil and gas related to marketing, currently included in the margin, be reclassified to costs and expenses. The Company estimates that the effect, if SAB No. 101 had been adopted for the three and nine months ended September 30, 2000, would be an increase to revenues of $0.9 billion and $1.7 billion, respectively, offset by an increase to costs and expenses of $0.9 billion and $1.7 billion, respectively.

13. The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

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

Overview of Operating Results

Anadarko's net income available to common stockholders in the third quarter of 2000 totaled $245.7 million ($1.07 per share - basic). Anadarko attributes its performance to continued growth in production volumes and to strong commodity prices. Anadarko's results include the effect of its acquisition of Union Pacific Resources Group Inc. (UPR), which closed July 14, 2000. Net income includes a charge of $63.7 million ($40.8 million after taxes) for a portion of the costs associated with the UPR acquisition. Excluding this item, Anadarko's net income for the third quarter of 2000 was $286.5 million, or $1.24 per share (basic), on revenues of $956.1 million. For the same period in 1999, Anadarko's net income was $18.8 million, or $0.15 per share (basic), on revenues of $180.3 million.

For the nine-month period ending September 30, 2000, Anadarko's net income available to common stockholders was $359.7 million, or $2.22 per share (basic), on $1.5 billion of revenues. Excluding the item discussed above, Anadarko's net income available to common stockholders for the first nine months of 2000 was $400.5 million, or $2.47 per share (basic). By comparison, for the first nine months of 1999, Anadarko had net income available to common stockholders of $3.7 million, or $0.03 per share (basic) on revenues of $477.4 million. The 1999 results included a non-cash charge of $20 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


before taxes ($12.8 million after taxes) related to the Company's exploration activity in Eritrea. Excluding the impairment, net income available to common stockholders for the first nine months of 1999 was $16.5 million, or $0.13 per share (basic).

Costs and expenses during the third quarter of 2000 were $465.9 million, an increase of 284% compared to $121.2 million for the third quarter of 1999. For the first nine months of 2000, costs and expenses totaled $758.7 million, an increase of 108% compared to $365.5 million, excluding the impairment, for the first nine months of 1999. The increase for both periods in 2000 is primarily due to higher depreciation, depletion and amortization expense, operating expenses and other taxes all related to the increase in production volumes associated with the acquisition, higher administrative and general expenses associated with the Company's expanded workforce, a provision for doubtful accounts of $23.3 million and amortization of goodwill related to the merger of $11.3 million.

Merger expenses of $64 million were expensed in the third quarter of 2000 related to the UPR merger. These relate primarily to the issuance of stock for retention of employees ($45 million), deferred compensation ($8 million), transition, hiring and relocation costs ($6 million) and vesting of restricted stock and stock options ($5 million).

Interest expense for the third quarter of 2000 increased 56% to $27.9 million compared to $17.9 million for the third quarter of 1999. For the first nine months of 2000, interest expense was $69.5 million, an increase of 26% compared to $55.0 million for the same period of 1999. The increases in interest expense in 2000 are primarily due to higher levels of long-term debt in 2000 compared to 1999 as a result of the UPR acquisition, partially offset by higher capitalized interest.

Volumes and Prices
During the third quarter of 2000, Anadarko produced approximately 39.8 million energy equivalent barrels, up 243% from the 11.6 million barrels produced in the same period of 1999. During the first nine months of 2000, Anadarko produced approximately 67.2 million energy equivalent barrels, up 82% from the 36.8 million barrels produced in the same period of 1999. The increased production comes as a result of the acquisition of UPR, oil production growth in Algeria and gas production growth in East Texas.

Natural Gas     Natural gas production in the third quarter of 2000
averaged 1,498 million cubic feet (MMcf) per day, an increase of 229% over the 456 MMcf per day produced in the same period last year. Natural gas prices at the wellhead averaged $3.80 per thousand cubic feet (Mcf) during the third quarter of 2000, compared with an average of $2.40 per Mcf in the comparable quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following table shows the Company's volumes and average prices for the three and nine months ended September 30, 2000 and 1999:
                                 Three Months Ended   Nine Months Ended
                                     September 30        September 30
                                    2000     1999       2000     1999

Natural gas
 United States
  Bcf                              115.9     41.9      209.0    127.9
  MMcf/d                           1,260      456        763      468
  Price per Mcf                    $4.01    $2.40      $3.49    $1.97
 Canada
  Bcf                               21.4      ---       21.4      ---
  MMcf/d                             232      ---         78      ---
  Price per Mcf                    $2.74      ---      $2.74      ---
 Other International
  Bcf                                0.5      ---        0.5      ---
  MMcf/d                               6      ---          2      ---
  Price per Mcf                    $1.10      ---      $1.10      ---
 Total
  Bcf                              137.8     41.9      230.9    127.9
  MMcf/d                           1,498      456        843      468
  Price per Mcf                    $3.80    $2.40      $3.42    $1.97
Crude oil and condensate
 United States
  MBbls                            4,966    1,967      8,715    6,458
  MBbls/d                             54       21         32       24
  Price per barrel                $30.65   $18.62     $28.42   $14.16
 Algeria
  MBbls                            2,321      818      6,544    4,108
  MBbls/d                             25        9         24       15
  Price per barrel                $31.09   $20.99     $29.18   $14.97
 Canada
  MBbls                            2,015      ---      2,015      ---
  MBbls/d                             22      ---          7      ---
  Price per barrel                $25.34      ---     $25.34      ---
 Other International
  MBbls                            3,509      ---      3,509      ---
  MBbls/d                             38      ---         13      ---
  Price per barrel                $19.10      ---     $19.10      ---
 Total
  MBbls                           12,811    2,785     20,783   10,566
  MBbls/d                            139       30         76       39
  Price per barrel                $26.73   $19.32     $26.79   $14.47
Natural gas liquids
 United States
  MBbls                            3,845    1,787      7,765    4,949
  MBbls/d                             42       19         28       18
  Price per barrel                $21.13   $14.76     $20.77   $11.84
 Canada
  MBbls                              145      ---        145      ---
  MBbls/d                              2      ---          1      ---
  Price per barrel                $22.55      ---     $22.55      ---
 Total
  MBbls                            3,990    1,787      7,910    4,949
  MBbls/d                             43       19         29       18
  Price per barrel                $21.18   $14.76     $20.81   $11.84
Total Energy Equivalent
  Barrels (MMEEBs)                  39.8     11.6       67.2     36.8

Bcf - billion cubic feet
MBbls - thousand barrels
MBbls/d - thousand barrels per day
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day
MMEEBs - million energy equivalent barrels

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


In the first nine months of 2000, Anadarko's natural gas production averaged 843 MMcf per day, up 80% from the average of 468 MMcf per day
produced a year earlier.   The wellhead price for natural gas in the
first nine months of 2000 averaged $3.42 per Mcf, compared with $1.97 per Mcf in the same period last year.

Crude Oil, Condensate and Natural Gas Liquids     Total production of
crude oil and condensate in the third quarter averaged 139,000 barrels per day, up 363% from 30,000 barrels per day in the third quarter of 1999. Oil prices in the third quarter of 2000 averaged $26.73 per barrel, compared with $19.32 per barrel in the same quarter last year.

Anadarko's production of crude oil and condensate for the first nine months of 2000 averaged 76,000 barrels per day, up 95% from the average of 39,000 barrels per day in the comparable 1999 period. Anadarko's average oil price for the 2000 period was $26.79 per barrel, compared with $14.47 per barrel in the same period last year.

Volumes of NGLs during the quarter averaged 43,000 barrels per day, up 126% from 19,000 barrels per day in the third quarter of 1999. Prices during the quarter for Anadarko's natural gas liquids (NGLs) averaged $21.18 per barrel, compared with the $14.76 per barrel average in the same quarter last year.

Anadarko's NGLs volumes during the first nine months of 2000 averaged 29,000 barrels per day, an increase of 61% over the 18,000 barrels per day produced in the same period in 1999. The average price per barrel for NGLs during the 2000 period was $20.81, compared with $11.84 a year earlier.

Capital Expenditures, Liquidity and Dividends

During the first nine months of 2000, Anadarko's capital spending
(including capitalized interest and overhead) was $976.5 million compared to $431.6 million in the same period of 1999.

As a result of the merger, the liabilities of UPR became liabilities of the Company. Accordingly, the financial statements of the Company include an aggregate of approximately $2.5 billion of outstanding UPR debt assumed at the date of the merger.

In March 2000, Anadarko issued $345 million of Zero Coupon Convertible Debentures due March 2020, with a face value at maturity of $690 million. The Debentures were issued at a discount and accrue interest at 3.50% annually until reaching face value at maturity; however, interest will not be paid prior to maturity. The Debentures are convertible into common stock at the option of the holder at any time

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


at a fixed conversion rate. Holders have the right to require Anadarko to repurchase their Debentures at a specified price in March 2003, 2008 and 2013. The Debentures are redeemable at the option of Anadarko after three years. The net proceeds from the offering were used to repay floating interest rate debt.

In April 2000, the Company entered into a 364-Day Credit Agreement. The aggregate amount of commitments is $300 million and expires in April 2001. In October 2000, the Company amended the UPR Competitive
Advance/Revolving Credit Agreement. This amendment reduced bank commitments to $450 million, provided a Company guarantee and shortened the maturity to October 2001.

Anadarko currently anticipates that the 2000 capital expenditures will be about $1.6 billion. This amounts to a $484 million or 43% increase over the combined total of Anadarko's previously announced 2000 capital budget of $766 million and the $350 million remaining from the 2000 capital budget of UPR. Anadarko's capital spending will focus on natural gas projects in East Texas and Louisiana, gas assets in western Canada, and gas and oil projects on the shelf, sub-salt and deep water properties in the Gulf of Mexico. Anadarko also will pursue selected high potential exploration projects in North America and internationally.

The Company believes that cash flows and existing or available credit facilities will provide the majority of funds to meet its capital and operating requirements for the remainder of 2000.

Exploration and Development Activities

During the third quarter of 2000, Anadarko participated in a total of 276 wells, including 91 oil wells, 163 gas wells and 22 dry holes. This compares to a total of 52 wells, including 11 oil wells, 34 gas wells and 7 dry holes during the third quarter of 1999.

For the first nine months of 2000, Anadarko participated in a total of 492 wells, including 170 oil wells, 292 gas wells and 30 dry holes. This compares to a total of 136 wells, including 35 oil wells, 77 gas wells and 24 dry holes during the first nine months of 1999. The increase in activity during 2000 was directly related to the increase in capital expenditures due to higher commodity prices. This increase in activity has led to higher production volumes. Following is a description of activity during the first nine months of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Onshore - Lower 48 States

Bossier Sand Play
Development - The rig count in Anadarko's most active drilling area increased by two during the third quarter, bringing the total number of rigs operating in the Bossier Sand to 28 (24 in East Texas and four in northwest Louisiana). During the first nine months of 2000, Anadarko completed 105 wells in the Bossier. The Company now has 265 wells that produced an average of 234 MMcf/d of gas (gross) and 178 MMcf/d of gas
(net) in the third quarter.

One completion during the third quarter was the Edwards A-4 well in the Dew/Mimms Creek Field, which tested 30.2 MMcf/d of gas from the Bonner Sand. Another well completed in the third quarter was the Thigpen A-2 well in the Dew/Mimms Creek Field of Freestone County, Texas. The well, which tested more than 17 MMcf/d of gas from the Moore and Bonner sands, steps out more than 1.5 miles from Anadarko's best producer in the play so far. The results from the third quarter also included the Adams A-2 well in the Dew Field, which tested 23.4 MMcf/d of gas.

During the third quarter, Anadarko increased its leasehold position, which now covers approximately 200,000 acres, 75% of which is undeveloped. At current activity levels, the Company has a two-year infill and development inventory.

The Company's gas gathering capabilities were enhanced during the third quarter with the August 1 start-up of operations at the Buffalo Central Gathering Facility (CGF). The Buffalo facility and the Goode Ranch CGF, which Anadarko began building in the third quarter, are designed for separation and dehydration of gas. Altogether, Anadarko's gas gathering network has more than 10,000 horsepower of compression - capable of processing 350 MMcf/d of gas - and more than 100 miles of pipeline.

Exploration - In the process of extending its Bossier discoveries, Anadarko continues to uncover new exploration opportunities. So far in 2000, the Company has drilled seven exploration wells, five of which are discoveries. The other two wells are currently being drilled. In fact, the Bossier Play actually consists of six separate fields and the Company is developing other pay zones in addition to the Bossier Sand formation.

South Louisiana     During the third quarter, the fourth well was spud
in the Kent Bayou Field of Terrebonne Parish, Louisiana, to further delineate the discovery. In addition, the Continental Land and Fur Co. No. 3 well was completed with estimated initial production of 6,000 barrels of oil per day (BOPD) and 22 MMcf/d of gas, following the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


installation of processing equipment. Volumes from the two wells currently producing are 2,400 BOPD and 10 MMcf/d of gas. Anadarko is currently upgrading facilities by adding compression, separators and a new oil sales pipeline that should increase production significantly by the end of November 2000. Anadarko owns a 66.7% working interest in the Kent Bayou Field, which was discovered in 1999.

The Company's ongoing horizontal drilling program in the Austin Chalk resulted in two significant completions in south Louisiana during the third quarter. The Exxon Minerals A-1 RE well tested 480 BOPD and 2.5 MMcf/d of gas after re-entering the Chalk and being drilled laterally for a distance of 3,500 feet. Anadarko owns a 78% working interest in the well which is located in the Masters Creek Field in Rapides Parish, Louisiana. In Vernon Parish, Louisiana, the Company completed the Strickland 17 No. 1 RE, which was drilled using stacked horizontal laterals. The re-entry, which covered 3,500 feet in the Chalk A and 3,200 feet in the Chalk B, tested 644 BOPD and 2.1 MMcf/d of gas. Anadarko has a 100% working interest in the well, which is located in the Masters Creek Field.

Hugoton Embayment     During the third quarter, Anadarko stepped up
drilling programs in southwest Kansas. The goal is to offset declines in production from the older Hugoton Field with new production from deeper zones from the area. The Bush B-3 well in the Evalyn Field of Seward County, Kansas, was re-completed to the Marmaton "C" interval. The well is flowing 353 BOPD and 276 thousand cubic feet per day of gas through a 25/64-inch choke. In Stevens County, Kansas, Anadarko completed a well as a lower Morrow producer. The HJV Christopher A-1 well flowed 10.5 MMcf/d of gas and 45 barrels of condensate per day. The Company owns a 100% working interest in the well. Anadarko also re-completed the Adams L-3 well in the Eubank Field of Haskell County, Kansas, which tested 149 BOPD from the Morrow Lime formation. The Company has a 100% working interest in the well. Also in the Eubank Field, Anadarko completed a four-well deep drilling program resulting in combined gross production of 258 BOPD and 1.3 MMcf/d of gas from seven different intervals. In the Lorena East Field of Texas County, Oklahoma, Anadarko completed the Murphy Trust A-1 well. The well produced 300 BOPD from the Basal Chester formation. Anadarko owns a 64% working interest in the well.

Texas Panhandle     Another five wells were completed in the West
Panhandle Field of Moore County, Texas, as the Company continued with its infill drilling program targeting the shallow Red Cave formation. Seven wells were placed on production during the third quarter at a combined initial rate of 5.5 MMcf/d of gas (gross). So far in 2000, Anadarko has drilled 29 successful Red Cave wells, which have added
8.0 MMcf/d of gas (gross) to the Company's production volumes. Anadarko owns a 100% working interest in these 2,300-foot low-cost gas wells.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Permian Basin The Company's waterflood program in the Snyder Field of Howard County, Texas, continued at a brisk pace during the third quarter. Individual well results were highlighted by the B.S. TXL "D" No. 3335, No. 3336 and No. 3320, which tested at a combined rate of 181 BOPD (gross) from the San Angelo/Clearfork formation. The Susie B. Snyder No. 2012 well tested 59 BOPD (gross), while the Susie B. Snyder "C" No. 2819 well produced 101 BOPD (gross). Both wells were completed in the San Angelo formation. The Susie B. Snyder No. 2010 was completed in the San Angelo/Clearfork formation and tested 144 BOPD (gross). Anadarko has a 100% working interest in each of these wells.

Activity was strong in the Revilo Field of Scurry County, Texas, during the third quarter, with four completions. The P.P. Boyles No. 16 well and the M.M. Boyd No. 8 tested at a combined rate of 149 BOPD (gross). The Company has a 100% working interest in these Wichita/Albany producers. The M.M. Boyd No. 7 produced 49 BOPD (gross) after being completed in the San Angelo formation. The Iona Williamson No. 10 well was completed in the Glorieta and Clearfork formations and tested 57 BOPD (gross). The Company has a 100% working interest in both of these wells.

A nine-well development drilling program in the North Shugart Field of Eddy County, New Mexico was concluded in the third quarter. As a result of the initiative, gross production from the Bone Spring formation increased to 959 BOPD and 1.5 MMcf/d of gas, up from 40 BOPD and 90 Mcf/d of gas prior to the program.

Two completions from the third quarter included the Paton "B" No. 3 Federal well which tested 62 BOPD (gross) from the Grayburg formation and the Baish Federal No. 11, that produced 90 BOPD (gross) from the Bone Spring formation. Anadarko owns a 100% working interest in each well.

In the Ozona Field, of Crockett County, Texas, activity continued at a steady pace highlighted by development drilling in the Canyon Sand and Strawn intervals. During the third quarter Anadarko completed 11 development wells which produced 2.5 MMcf/d of gas (gross). Year-to-date, 40 wells have been completed in the Ozona Field, adding 7 MMcf/d of gas (gross).

Rocky Mountains The 2000 coal-bed methane drilling program in Utah began in the third quarter. Using two rigs, the Company has drilled 31 successful wells, with another 22 wells planned for the fourth quarter. The majority of production from these wells initially will be water, with gas volumes ramping up through 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


In the Helper Field of Carbon County, Utah - the focal point of Anadarko's coal-bed methane program - construction to expand the existing central production facility (CPF) was initiated and is expected to be completed in the fourth quarter of 2000. Currently processing 23 MMcf/d of gas (gross), the CPF is at full capacity. The expansion project will increase its capabilities to 33 MMcf/d of gas. Construction also began on a new CPF, an electrical distribution system and a pipeline network for the Clawson Spring Field in Carbon and Emery Counties, Utah. This project is also expected to be completed in the fourth quarter.

The pace of drilling in the greater Wamsutter area in Wyoming increased in the third quarter as a result of government approval of the Continental Divide/Wamsutter II Environmental Impact Study. A total of 49 wells have been drilled as part of a four-rig drilling program in the area, which will continue through 2000. Anadarko has an average 25% working interest in these wells. In addition, Anadarko expects to have two Company-operated rigs running during the fourth quarter that will be focused on development drilling. One will be dedicated to an infill project in the Wamsutter Field and the other to a drilling project in the Brady Field.

In the overthrust belt of western Wyoming, activity was highlighted by the completion of the Kewanee Federal 1A well. This horizontal re-entry in the Madison formation tested at rates as high as 52 MMcf/d of gas which will flow to the Whitney Canyon plant. Anadarko owns a 12.6% working interest in the well and a 19% working interest in the Whitney Canyon plant.

Golden Trend     Anadarko launched a 19-well drilling program in the
third quarter to develop oil reserves in the Northeast Purdy Springer Unit (NEPSU). The initiative will focus on CO2 flood infill drilling in the NEPSU. There were two active rigs in operation at the end of the third quarter, and the Company expects to have three rigs active in the fourth quarter.

Carthage     During the third quarter, Anadarko completed 12 wells in
the Carthage area of East Texas, which added 11 MMcf/d of gas (gross) to the Company's production volumes. Four rigs are currently operating in the play, developing tight gas sands in the Cotton Valley interval. The Sandbar prospect, an exploratory well targeting the deeper Bossier formation, was also spud in the third quarter.

Net volumes from the more than 900 wells currently producing in the four areas comprising the Carthage Field are about 100 MMcf/d of gas and about 5,000 barrels of oil and NGLs per day.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Central Texas     Continued development of the Buda and Austin Chalk
formations is the primary focus of Anadarko's efforts in central Texas. Using six rigs, the Company completed 16 wells in the third quarter, which added incremental production of 38.1 MMcf/d of gas and 6,100 BOPD. Particularly noteworthy was the Becker No. 1 RE well in the Navasota River Field of Washington County, Texas which is producing 22.3 MMcf/d of gas. Anadarko has a 100% working interest in the well. Current net volumes from Anadarko's nearly 1,200 producing wells in central Texas are 190 MMcf/d of gas and 13,935 BOPD.

Re-entering producing intervals through the use of horizontal drilling is a major component of Anadarko's Austin Chalk program. A total of 11 workover rigs were also in operation during the third quarter, conducting fracture stimulation operations that increased the Company's production volumes.

Offshore - Gulf of Mexico

Anadarko was the apparent high bidder on 17 of 18 blocks on which the Company bid in the Federal OCS Lease Sale No. 177 conducted by the Minerals Management Service on August 23, 2000. Six of the blocks are in the Mustang Island area offshore Texas, where water depths run as shallow as 250 feet. The rest are deepwater blocks located in the East Breaks and Garden Banks areas in water depths up to 4,000 feet. Three of the blocks surround Anadarko's LaSalle deepwater prospect, which is expected to be drilled in December 2000 or January 2001. The Company invested $4.7 million to acquire the lease acreage and holds a 100% working interest in 15 of the blocks and a 50% working interest in the other two blocks. To date, Anadarko has officially been awarded 15 of the 17 blocks for which it was the apparent high bidder.

Sub-salt     Installation of the production facilities to develop the
Tanzanite (Eugene Island 346) and Hickory (Grand Isle 110/111/116) Fields 80 miles off the coast of Louisiana was completed during the third quarter. Both procedures were completed during a three-week period in late August and early September. The Tanzanite platform, located in 314 feet of water, is designed with six drilling slots and will have the capacity to produce 200 MMcf/d of gas and 15,000 BOPD. The Hickory platform, located in 320 feet of water, will be capable of producing 300 MMcf/d of gas and 15,000 BOPD through eight drilling slots. Anadarko has a 100% working interest in Tanzanite and has a 50% working interest in Hickory. Initial production from both fields is expected during the fourth quarter of 2000.

In the Hickory Field during the third quarter, Anadarko also spudded the Grand Isle 111 well No. 1, which is testing a separate fault block adjacent to the original discovery well (Grand Isle 116 No. 1). Also known as the North Hickory prospect, the well is currently being sidetracked to the top of the Hickory structural closure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


At the Mahogany production platform (Ship Shoal 349/359), Anadarko spudded the A-9 exploratory well during the third quarter. The well is targeting natural gas in the deeper "T" sand interval below the main "P" sand pay zone which produces oil. At the end of October the A-9 well was drilling at 11,364 feet.

Deepwater     A third sidetrack well to the Green Canyon 608 No. 1 well
was drilled during the third quarter, as delineation of the Marco Polo discovery continued. Drilling is also underway on the Green Canyon 608 No. 2 well, which is designed to test for additional pay intervals in a separate fault block. The Company owns a 100% working interest in the Marco Polo prospect. Elsewhere in the deepwater, the Company spudded the Mississippi Canyon 711 No. 5 well as part of an effort to determine the extent of the Gomez discovery.

Conventional     At the Matagorda Island 622/623 complex, the largest
gas field offshore Texas, the operator completed the D-3 well during the third quarter as part of an ongoing program to increase natural gas volumes. The well was brought on-line at a rate of 35 MMcf/d of gas. In addition, production from the C-8 well, which began drilling in the second quarter, commenced in the third quarter. A procedure to install larger 5-1/2 inch tubing during the third quarter also helped accelerate production. Gross volumes from the field at the end of the third quarter were more than 200 MMcf/d of gas. The Company has a 37.5% working interest in the complex.

The South Marsh Island Block 269 No. 7 STDK #1 well was drilled during the third quarter and encountered 60 feet of pay. Completion efforts are currently underway with initial production expected to be 25 MMcf/d of gas (gross). Anadarko owns a 55% working interest in the well and serves as operator.

During the third quarter, the second well was spud at Ship Shoal Block
296. The well encountered two pay sands totaling 60 feet after being drilled to a depth of 10,345 feet. The No. 2 well is awaiting the fabrication and installation of production facilities. Flow rates are estimated at 25-40 MMcf/d of gas. The No. 1 well, which was spud during the second quarter, logged 75 feet of pay. Anadarko owns a 35% working interest in the field.

In the third quarter, Anadarko had a discovery at Ship Shoal Block 207. The A-35 well encountered more than 100 feet of net gas pay in four zones. Production is expected to commence in November 2000 at an initial rate of 15 MMcf/d of gas. Anadarko serves as operator of the well and has a 53% working interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Alaska

Development facilities at the Alpine Field on the North Slope are nearly complete, with first production on schedule to begin later in the fourth quarter of 2000. Anadarko expects volumes to average 80,000 BOPD (gross) in 2001.

During the third quarter, Anadarko sold a 33.33% working interest in its North Slope acreage held under exclusive lease option to AEC Oil & Gas (USA) Inc., a wholly owned subsidiary of Alberta Energy Company Limited. The lease covers 3.1 million acres under option from the Arctic Slope Regional Corporation in the Foothills region south of Prudhoe Bay. Anadarko is operator, with a 66.67% working interest. The transaction complements Anadarko's purchase of MacKenzie Delta Basin acreage in Canada's Northwest Territories (see below for details).

International

Canada     In August 2000, Anadarko purchased a 37.5% working interest in two exploration licenses covering 530,000 acres in the MacKenzie Delta region from Alberta Energy Company Ltd. (AEC) of Calgary. Increasing Canadian holdings in the MacKenzie Delta fits Anadarko's long-term strategy of providing natural gas to North American markets. The transaction involves two onshore blocks adjacent to the gas-rich Parsons Lake Field. The purchase complements Anadarko's MacKenzie Delta/Beaufort Sea holdings, which consist of non-operated working interests that range from 3% to 24% in 11 significant discovery licenses and one production license. Combined, the properties cover more than 142,000 gross acres and include the Amauligak Field, the largest offshore field in the Canadian portion of the Beaufort Sea.

In another development, Anadarko submitted a successful bid for an exploration license on one of the MacKenzie Delta/Beaufort Sea tracts offered in the August 14, 2000 lease sale by the Minister of Indian Affairs and Northern Development. The Company acquired a 100% working interest in Exploration License No. 407, which is centrally located in a region where 53 fields with reserves of 9 trillion cubic feet of gas and 1 billion barrels of oil have already been discovered (source:
National Energy Board). Exploration License 407 covers about 176,000 acres and is immediately northwest of the giant Taglu Field.

During the first nine months of 2000, 254 wells were completed in the shallow gas Hatton play of southwest Saskatchewan, adding production of 16 MMcf/d of gas (net). The Hatton Field is currently producing 72.8 MMcf/d of gas (net) with the Company's working interest in these wells averaging about 85%. Anadarko has a two-year inventory of 610 shallow gas wells.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Combined production from the various heavy oil programs underway in Eastern Alberta is currently about 16,000 BOPD. In the Kehewin/Moose Hills areas, the primary area of focus, 112 wells have been drilled year to date with cumulative incremental production of more than 700,000 barrels or nearly 2,700 BOPD. Using 2-D seismic data, Anadarko has located new productive channels on 50,000 acres acquired last year, with additional drilling planned for this year. A 130 square-mile 3-D seismic acquisition program is planned for later in the 2000-2001 winter season. Overall, Anadarko projects more than 1,000 drilling locations in its inventory for this very economic play.

Production at the Klua Field in British Columbia has been expanded by 10 MMcf/d of gas, with volumes currently running at 28 MMcf/d of gas (gross). Another 50 drilling locations have been identified in various plays throughout British Columbia where Anadarko will have nine rigs active during the 2000-2001 winter season.

Algeria     During the third quarter, Anadarko and partners awarded the
Engineering Procurement and Construction (EPC) contract to build a central production facility to develop the Ourhoud Field. The new facilities, which are being built by a joint venture group composed of JGC Corporation of Japan and Initec of Spain, will have a capacity of 230,000 BOPD (gross) when completed. First production is expected in late 2002. The EPC contract calls for the construction of three oil processing units, along with water injection and gas processing and injection facilities, a field gathering system and crude oil storage and shipping installations.

In addition, the Company and its partners signed an addendum to the EPC contract with Brown and Root Condor for development of the satellite fields (HBNSE, RBK, QBN and BKNE) adjacent to the Hassi Berkine South
(HBNS) Field. The contract includes construction of a third production train under Anadarko's Stage II development program that will increase gross plant capacity by an additional 75,000 BOPD in the second half of 2002.

Highlights from Anadarko's drilling program in the third quarter included a number of significant wells. The HBN-5 well, located in the southern portion of the Hassi Berkine (HBN) Field, encountered 38 feet of net pay in the TAGI reservoir and was completed as an oil producer. The well tested 4,623 BOPD and 4.1 MMcf/d of gas. The HBN-6 well, located in the northern area of the HBN Field, was completed as an oil producer in September. The well encountered nearly 72 feet of net pay in the main TAGI reservoir. The QB-12 well in the north central portion of the Ourhoud Field encountered 112 feet of net pay and was suspended as a planned oil producer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Latin America     In Venezuela, during the third quarter, three
successful wells were drilled in the Oritupano Leona Field. The Orm-144, Orm-145 and Orm-146 wells are being completed in the Oficina formation. Anadarko has a 45% working interest in this field. Third quarter drilling activity brings the number of wells drilled to date in 2000 to 22 wells of a planned 28 wells for the year. Daily production has increased to 45,000 BOPD (gross) (20,000 BOPD net to Anadarko), up from 40,000 BOPD (gross) (18,000 BOPD net) at the beginning of the year.

In Guatemala, an 11,500 foot exploration well is presently drilling on La Sabana No. 1. Anadarko operates all of its activities in Guatemala with a 100% interest.

West Africa     In the third quarter, Anadarko entered into a farmout
agreement for three exploration blocks off the coast of West Africa. Anadarko will serve as operator and holds a 50% interest in the Agali Block offshore Gabon and will also operate the Marine IX Block offshore the Republic of Congo with a 37.5% interest. On the Keta Block in Ghana, a shelf-edge exploration well is expected to be drilled later this year in which Anadarko has a 50% interest. A deepwater 3-D seismic survey is planned for the Agali Block early in 2001 to evaluate prospective areas identified on a recent 2-D survey. A deepwater exploration well is planned for the Marine IX Block in 2001.

North Atlantic Margin     Anadarko acquired two blocks in the most
recent licensing round in the Faroe Islands and is currently evaluating its options which could include exploratory drilling to chase the play northward.

New Accounting Principles

Accounting for Derivatives     Statement of Financial Accounting
Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities", as amended, provides guidance for accounting for derivative instruments and hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company is evaluating the impact of the provisions of SFAS No. 133 and believes it will not have a material effect on the Company's financial condition or results of operations.

Revenue Recognition      The Securities and Exchange Commission (SEC)
issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in December 1999. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The SEC staff has issued a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes Anadarko's revenue recognition practices, Anadarko will be required to adopt SAB No. 101 no later than the quarter beginning October 1, 2000, with any cumulative effect adjustment computed as of January 1, 2000.

Currently, Anadarko includes the margin related to oil and gas marketing activities as oil and gas revenues. SAB No. 101 requires that the purchases of oil and gas related to marketing, currently included in the margin, be reclassified to costs and expenses. The Company estimates that the effect, if SAB No. 101 had been adopted for the three and nine months ended September 30, 2000, would be an increase to revenues of $0.9 billion and $1.7 billion, respectively, offset by an increase to costs and expenses of $0.9 billion and $1.7 billion, respectively.

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

The volume of derivative commodity instruments utilized by the Company to hedge its market price risk can vary during the year within the boundaries of its established policy guidelines. Through the use of sensitivity analysis the Company evaluates separately, for its non-trading and trading activities, the potential effect that reasonably possible near term changes in the market prices of natural gas and crude oil prices may have on the cash flows from the Company's derivative commodity instruments. Based on an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the derivative commodity instruments at September 30, 2000 and December 31, 1999 does not have a material adverse effect on the financial position or results of operations of the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk


Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company's variable and fixed interest rate debt as well as fixed to floating interest rate swaps. The Company has evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's various debt instruments and its interest rate swap agreements. Based upon an analysis, utilizing the actual interest rates in effect as of September 30, 2000 and December 31, 1999 and assuming a 10% increase in interest rates, the potential decrease in the fair value of the derivative interest swap instruments at September 30, 2000 and December 31, 1999 does not have a material effect on the financial position or results of operations of the Company.

Foreign Currency Risk     At September 30, 2000, the Company's Canadian
subsidiary had $650 million outstanding of fixed-rate notes and debentures denominated in U.S. dollars. For the third quarter and nine month period of 2000, the Company recognized an $11 million pretax non-cash loss associated with the remeasurement of this debt. The potential foreign currency remeasurement impact on earnings from a 5% change in the September 30, 2000 Canadian exchange rate would be about $37 million.

The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. The following table summarizes the Company's open foreign currency positions at September 30, 2000:

                                   Maturity Year
millions, except rates           2000         2004     Total
Notional amount                 $ 18.0      $ 70.0     $88.0

Forward rate                    1.4719      1.3629
Market rate                     1.5051      1.4714
Decrease in rate               (0.0332)    (0.1085)

Fair value - gain (loss)        $ (0.6)     $ (7.6)    $(8.2)


                     Part II.   OTHER INFORMATION


Item 1. Legal Proceedings

See Note 11 of the Notes to Consolidated Financial Statements under
Part I. Financial Information of this Form 10-Q.

Item 4.  Submissions of Matters to a Vote of Security Holders

On July 13, 2000, in a special meeting held in Houston, Texas, the stockholders of Anadarko approved the merger transaction with Union Pacific Resources Group, Inc. and other related matters. Following are the voting results:

(a) Approval of the issuance of Anadarko common shares pursuant to the proposed merger.

     106,804,068 votes for, 197,990 votes against, 133,433 shares abstained and 7,872,462 shares not voted.

(b) Approval of the Amendment to the Restated Certificate of Incorporation to increase the maximum size of the Board of Directors from nine to 15 directors.

     114,305,164 votes for, 562,268 votes against and 140,521 shares abstained.

(c) Approval of the Amendment to the Restated Certificate of Incorporation to increase the authorized number of Anadarko common shares from 300,000,000 to 450,000,000.

     113,838,085 votes for, 1,021,147 votes against and 148,721 shares abstained.

(d)  Approval of the Amendment to the 1999 Stock Incentive Plan.

     92,492,810 votes for, 14,369,547 votes against, 279,814 shares abstained and 7,865,782 shares not voted.

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

* (e)     By-laws of Anadarko
          Petroleum Corporation,
          as amended

 4(a)     364-Day Credit Agreement,      4(a) to Form 10-Q      1-8968
          Dated as of April 14, 2000     for quarter ended
                                         March 31, 2000

Exhibit                                      Original Filed      File
Number          Description                     Exhibit         Number

*4(b)     Amended and Restated
          Competitive Advance/
          Revolving Credit Agreement,
          Dated as of October 25, 2000

*10(a)    Employment Agreement

*  (b)    First Amendment to Andadarko
          Petroleum Corporation Key
          Employee Change of Control
          Contract

*12       Computation of Ratios of
          Earnings to Fixed Charges
          and Earnings to Combined
          Fixed Charges and Preferred
          Stock Dividends

*27       Financial Data Schedule

 (b)  Reports on Form 8-K

      A report on Form 8-K dated July 28, 2000 was filed in which the earliest event reported was July 14, 2000. This event was reported under Item 2, "Acquisition or Disposition of Assets",
      Item 5, "Other Events", and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits".

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.


                              ANADARKO PETROLEUM CORPORATION
                                       (Registrant)




November 10, 2000         By:          [MICHAEL E. ROSE]
                          Michael E. Rose - Executive Vice President,
                            Finance and Chief Financial Officer