Form 10-K
period 2000-12-30
ANADARKO PETROLEUM CORP
filed 2001-03-15
CIK 773910

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                           COMMISSION FILE NO. 1-8968

                         ANADARKO PETROLEUM CORPORATION
                17001 NORTHCHASE DRIVE, HOUSTON TEXAS 77060-2141
                                 (281) 875-1101

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2001 was $15,721,812,000.

     The number of shares outstanding of the Company's common stock as of February 28, 2001 is shown below:

              TITLE OF CLASS                      NUMBER OF SHARES OUTSTANDING
 Common Stock, par value $0.10 per share                  250,430,434

 PART OF
FORM 10-K                DOCUMENTS INCORPORATED BY REFERENCE
Part II      Portions of the Anadarko Petroleum Corporation 2000 Annual
             Report to Stockholders.
Part III     Portions of the Proxy Statement, dated March 26, 2001, for the Annual Meeting of Stockholders of Anadarko Petroleum
             Corporation to be held April 26, 2001.

                               TABLE OF CONTENTS

                                                                          PAGE
PART I
  Item 1.   Business                                                        2
            General                                                         2
            Proved Reserves and Future Net Cash Flows                       2
            Sales Volumes and Prices                                        3
            Properties and Activities -- United States                      4
            Properties and Activities -- Canada                            12
            Properties and Activities -- Algeria                           14
            Properties and Activities -- Other International               17
            Drilling Programs                                              19
            Drilling Statistics                                            19
            Productive Wells                                               20
            Segment and Geographic Information                             20
            Employees                                                      21
            Regulatory and Legislative Developments                        21
            Additional Factors Affecting Business                          21
            Title to Properties                                            21
            Capital Spending                                               21
            Ratios of Earnings to Fixed Charges and Earnings to Combined
                Fixed Charges and Preferred Stock Dividends                21
  Item 2.   Properties                                                     21
  Item 3.   Legal Proceedings                                              21
  Item 4.   Submission of Matters to a Vote of Security Holders            24
            Executive Officers of the Registrant                           24
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters                                          26
  Item 6.   Selected Financial Data                                        26
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    27
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk     39
  Item 8.   Financial Statements and Supplementary Data                    42
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                     88
PART III
  Item 10.  Directors and Executive Officers of the Registrant             88
  Item 11.  Executive Compensation                                         88
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management                                                   88
  Item 13.  Certain Relationships and Related Transactions                 88
PART IV
  Item 14.  Exhibits and Reports on Form 8-K                               89

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Anadarko Petroleum Corporation is one of the world's largest independent oil and gas exploration and production companies, with over two billion barrels of oil equivalent (BOE) of proved reserves as of December 31, 2000. The Company's major areas of operations are located in the United States, primarily in Texas, Louisiana, the mid-continent and Rocky Mountain regions, Alaska and in the shallow and deep waters of the Gulf of Mexico, as well as in Canada, Algeria, Guatemala, Venezuela and other international areas. Exploration activity is underway in Tunisia, West Africa, the former Soviet Republic of Georgia, Australia and the North Atlantic Margin. The Company also owns and operates gas gathering systems in its core producing areas. In addition, the Company engages in the minerals business through non-operated joint venture and royalty arrangements in several coal, industrial minerals and trona (natural soda ash) mines located on lands within and adjacent to its Land Grant holdings in Wyoming.
     On July 14, 2000, the Company merged with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME). The merger was treated as a tax-free reorganization and accounted for as a purchase business combination. As such, the financial and operating results and property descriptions presented here, unless expressly noted otherwise, are those of Anadarko on a stand-alone basis for the periods up to July 14, 2000 and of the combined company for the remainder of 2000.
     The principal subsidiaries of Anadarko are: RME Petroleum Company; Anadarko Canada Corporation (Anadarko Canada); and, Anadarko Algeria Company LLC (Anadarko Algeria). Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko and its subsidiaries. The Company's corporate headquarters are located at 17001 Northchase Drive, Houston, Texas 77060-2141, where the telephone number is (281) 875-1101.

PROVED RESERVES AND FUTURE NET CASH FLOWS

     As of December 31, 2000, Anadarko had proved reserves of 1.05 billion barrels of crude oil, condensate and natural gas liquids (NGLs) and 6.09 trillion cubic feet (Tcf) of natural gas. Combined, these proved reserves are equivalent to 2.06 billion barrels of oil or 12.37 Tcf of gas. The Company's reserves have grown significantly over the past three years due to the RME merger in 2000, substantial natural gas reserves discovered in the Gulf of Mexico and onshore in the U.S., crude oil reserves discovered in Algeria and Alaska and through acquisitions of producing properties.
     As of December 31, 2000, Anadarko had proved developed reserves of 5.16 Tcf of natural gas and 597 million barrels (MMBbls) of crude oil, condensate and NGLs. Proved developed reserves comprise 71% of the total proved reserves on a BOE basis.
     The Company's estimates of proved reserves and proved developed reserves at December 31, 2000, 1999 and 1998 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities -- Unaudited (Supplemental Information) in the Anadarko Petroleum Corporation 2000 Consolidated Financial Statements (Consolidated Financial Statements) under Item 8 of this Form 10-K Annual Report (Form 10-K). The Company files annual estimates of certain proved oil and gas reserves with the U.S. Department of Energy, which are within 5% of the amounts included in the above estimates.
     Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company's estimates of future net cash flows, discounted future net cash flows before income taxes, and discounted future net cash flows after income taxes from proved reserves.
     Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical producibility is supported by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based. Proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.
     The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

SALES VOLUMES AND PRICES

     The following table shows the Company's annual sales volumes. Volumes for natural gas are in billion cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch (psi) and volumes for oil, condensate and NGLs are in MMBbls. Total volumes are in million barrels of oil equivalent (MMBOE). For this computation, six thousand cubic feet (Mcf) of gas is the energy equivalent of one barrel of oil, condensate or NGLs.

                                                              2000    1999     1998
                                                              ----    ----     ----
UNITED STATES
  Natural gas (Bcf)                                           338     170      177
  Oil and condensate (MMBbls)                                  15       9       10
  Natural gas liquids (MMBbls)                                 12       7        7
  Total (MMBOE)                                                83      44       46
CANADA*
  Natural gas (Bcf)                                            46      --       --
  Oil and condensate (MMBbls)                                   4      --       --
  Total (MMBOE)                                                12      --       --
ALGERIA**
  Oil and condensate (MMBbls)                                  10       6        1
  Total (MMBOE)                                                10       6        1
OTHER INTERNATIONAL*
  Natural gas (Bcf)                                             1      --       --
  Oil and condensate (MMBbls)                                   7      --       --
  Total (MMBOE)                                                 7      --       --
TOTAL
  Natural gas (Bcf)                                           385     170      177
  Oil and condensate (MMBbls)                                  36      15       11
  Natural gas liquids (MMBbls)                                 12       7        7
  Total (MMBOE)                                               112      50       47

---------------

 * In July 2000, Anadarko acquired production in Canada and other international areas as a result of the merger with RME.
** In May 1998, production commenced from the Company's operations in Algeria.

     The following table shows the Company's annual average wellhead sales prices and average production costs. The average sales prices include realized gains and losses for derivative contracts the Company enters to manage price risk related to the Company's sales volumes. Production costs for 1999 and 1998 have been reclassified to conform to the current presentation.

                                                               2000      1999      1998
                                                              ------    ------    ------
UNITED STATES
  Sales price
     Natural gas (per Mcf)                                    $ 4.11    $ 2.08    $ 1.92
     Oil and condensate (per barrel)                           28.72     15.79     11.44
     Natural gas liquids (per barrel)                          21.65     13.40     10.29
  Production cost (per BOE)                                   $ 4.91    $ 4.28    $ 4.38
CANADA*
  Sales price
     Natural gas (per Mcf)                                    $ 4.38        --        --
     Oil and condensate (per barrel)                           27.38        --        --
  Production cost (per BOE)                                   $ 6.80        --        --
ALGERIA**
  Sales price
     Oil and condensate (per barrel)                          $28.76    $18.23    $11.99
  Production cost (per BOE)                                   $ 2.61    $ 1.84    $ 4.72
OTHER INTERNATIONAL*
  Sales price
     Natural gas (per Mcf)                                    $ 1.08        --        --
     Oil and condensate (per barrel)                           18.35        --        --
  Production cost (per BOE)                                   $ 8.24        --        --
TOTAL
  Sales price
     Natural gas (per Mcf)                                    $ 4.13    $ 2.08    $ 1.92
     Oil and condensate (per barrel)                           26.49     16.83     11.51
     Natural gas liquids (per barrel)                          21.70     13.40     10.29
  Production cost (per BOE)                                   $ 5.16    $ 3.97    $ 4.39

---------------

 * In July 2000, Anadarko acquired production in Canada and other international areas as a result of the merger with RME.
** In May 1998, production commenced from the Company's operations in Algeria.

     Additional information on volumes, prices and markets is contained in Analysis of Sales Volumes and Prices and Marketing Strategies under Item 7 of this Form 10-K. Information on major customers is contained in Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

PROPERTIES AND ACTIVITIES -- UNITED STATES

     United States reserves comprised 64% of Anadarko's total proved reserves at year-end 2000, compared to 71% in 1999 and 74% in 1998. The accompanying maps illustrate by state Anadarko's undeveloped and developed lease and fee net acreage, number of net producing wells and other data relevant to its domestic onshore and offshore oil and gas operations.

ONSHORE -- LOWER 48 STATES

OVERVIEW About 52% of the Company's proved reserves are located onshore in the lower 48 states, with operations in Texas, Louisiana, the mid-continent and Rocky Mountain regions. In 2000, average production from the Company's onshore properties was 765 million cubic feet per day (MMcf/d) of gas and 65 thousand barrels per day (MBbls/d) of crude oil, condensate and NGLs, or 63% of the Company's total production volumes. Anadarko has 2,115,000 gross (1,353,000 net) undeveloped lease acres, 2,990,000 gross (2,022,000 net) developed lease acres and 9,424,000 gross (8,478,000 net) fee acres onshore in the lower 48 states.

                     ONSHORE MAP (GRAPHIC MATERIAL OMITTED)

                                             NET             NET             NET            NET
                                          DEVELOPED      UNDEVELOPED         FEE         PRODUCING
                                            ACRES           ACRES           ACRES          WELLS
                                          ---------      -----------      ---------      ---------
ONSHORE:
  United States
     Alabama............................        696            592           11,473           --
     Alaska*............................      4,189        467,336               --            1
     Arkansas...........................      1,935             --          332,708
     California.........................        215             --            3,642           --
     Colorado...........................     22,284         16,447        2,888,578          338
     Florida............................         --             --            5,062           --
     Georgia............................         --             --            2,838           --
     Idaho..............................         --             --              711           --
     Illinois...........................         --             --            7,738           --
     Indiana............................         --          1,118            9,913           --
     Iowa...............................         --             --              128           --
     Kansas*............................    428,578        216,745           32,669        1,895
     Louisiana*.........................    134,768        107,053           13,423          187
     Mississippi........................      2,101          1,042           63,879           --
     Missouri...........................         --             --           10,522           --
     Montana............................         10            330               39           --
     Nebraska...........................      2,408            139           28,118           --
     New Mexico*........................     27,627          2,451               26          126
     Nevada.............................         --             --              440           --
     Oklahoma*..........................    219,521         90,222           34,643        1,168
     Oregon.............................         --             --              741           --
     South Carolina.....................         --             --            2,734           --
     South Dakota.......................         --             --            3,001           --
     Tennessee..........................         --             --              902           --
     Texas*.............................  1,112,255        682,589          170,973        6,013
     Utah*..............................     21,256          8,791          690,155          112
     Virginia...........................         --             --               14           --
     Washington.........................         --        --2,521               --
     West Virginia......................        330             --               --           --
     Wyoming*...........................     48,478        225,130        4,160,577          653
OFFICE LOCATIONS:
  United States
     Amarillo,Texas
     Anchorage, Alaska
     Houston, Texas
     Midland, Texas
* Drilling activities were conducted in these areas
  in 2000.

BOSSIER PLAY Anadarko has taken a number of steps recently to significantly expand the scope of its Bossier operations and to position the Company to build on an already solid record of success. The Company now has 26 rigs running in East Texas and five in Jackson Parish, Louisiana, compared to 18 rigs running in East Texas at the end of 1999. Anadarko reached a major milestone in January 2001, by spudding its 300th Bossier well in East Texas. Since operations began in 1996, the Company has achieved a success rate of nearly 100%. The Company expects the total number of wells drilled to reach 500 by the end of 2001. With production of 336 MMcf/d of gas (gross) and 241 MMcf/d (net) at year-end 2000, the Bossier play now ranks as Anadarko's largest onshore gas field. In 2000, the Company drilled 142 wells and Bossier volumes totaled 60 Bcf (net), or roughly 15% of the Company's total gas production. For 2001, the Company is planning to drill 220 wells in the Bossier play and expects natural gas volumes in the play to reach 90 Bcf (net).
     Through its ongoing development program, Anadarko continues to extend the limits of the Bossier play and uncover new exploration opportunities. The Bossier play consists of multiple fields, and multiple pay zones. One significant recent completion is the Thigpen A-2 well, which was completed in the fourth quarter of 2000. The Dew/Mimms Creek field producer initially tested at 17 MMcf/d of gas from the Bonner sand interval and is located approximately
1.5 miles from Anadarko's best producer in the play to date. The Company has a 100% working interest in the well, which is in Freestone County, Texas.
     Bossier production is typical of that in a tight gas reservoir, which is characterized by hyperbolic decline rates and long reserve life. This means the average well is expected to start producing gas at a rate of about 3 MMcf/d but decline rapidly to slightly less than 1 MMcf/d after one year. The producing rate then declines at a much slower rate and the well continues to produce for many years. Some of Anadarko's gas wells in the Bossier play have tested at much higher initial rates than the expected rate. These wells initially produce at higher rates and still decline rapidly, but recover more gas than the average well.
     Altogether, Anadarko drilled seven exploration wells that encountered commercial amounts of natural gas in the Bossier play during 2000. Two wildcats were drilled in a similar trend in northern Louisiana, one of which was not commercial and another that is still under evaluation. For 2001, the Company plans to increase its Bossier exploration program by about 70% and total spending in the play is expected to increase 32% to $535 million.
     Critical to the continued success of Anadarko's drilling program is a strong acreage position. During 2000, the Company increased its net lease holdings by 160,000 acres to 250,000 acres. A total of 31,000 acres (net) in Freestone, Robertson and Leon counties was acquired in late 2000. The package also included 10 MMcf/d (net) of gas production from various interests in 80 wells. The properties complement Anadarko's operations south of its original discoveries in Freestone County and include a number of proved development drilling and delineation locations, along with some exploratory prospects that are expected to be drilled in 2001.
     Anadarko increased its gas marketing opportunities by purchasing the stock of Pinnacle Gas Treating, Inc. The transaction valued at $38 million closed in January 2001 and gives Anadarko ownership of a natural gas pipeline that runs through the heart of its Bossier properties. The acquisition gives the Company greater flexibility in shipping and marketing its gas from the area as well as improved service to other shippers. The network, which has a capacity of 500 MMcf/d of gas, consists of 60 miles of large-diameter pipe, 40 miles of small-diameter laterals and spurs in addition to a 60-mile fuel redelivery system. The Bethel treating plant acquired in the transaction removes carbon dioxide and hydrogen sulfide from gas and can handle as much as 300 MMcf/d of gas. In 2001, Anadarko has plans to expand the Bethel plant to accommodate growing volumes in the area.

HUGOTON EMBAYMENT Anadarko's activities in the Hugoton Embayment, located in southwest Kansas and the Oklahoma and Texas panhandles, are concentrated on two areas. One is the shallow gas fields and the second is the deeper oil and gas zones below the shallow gas production. Currently, Anadarko controls 1,070,000 gross (949,000 net) lease acres in this area and operates about 2,700 wells. As part of its ongoing strategy to offset production declines, the Company intensified efforts in 2000 to develop deeper zones below its traditional producing intervals.
     The Company's net production from the Hugoton Embayment area at the end of 2000 was 190 MMcf/d of gas and 3,022 barrels of oil and condensate per day, which was about 7% of the Company's total production volumes. Total net volumes for the full-year 2000 were approximately 20 MMBOE (118 Bcf of gas equivalent).

     In 2000, the Company drilled 80 wells in the Hugoton Embayment. Anadarko also recompleted 47 wells and carried out workover operations on 109 wells in the area.

CENTRAL TEXAS The Giddings field in Washington, Fayette, Lee, Brazos, Burleson and Robertson counties, was acquired in the RME merger and is the focal point of Anadarko's horizontal re-entry program targeting the Buda, Georgetown and Austin Chalk formations. Originally completed in the Austin Chalk interval, the Becker Unit No. 1 well in the Navasota River field of Washington County, Texas was re-entered in the deeper Georgetown formation during 2000. Subsequent workover operations in the fourth quarter have increased volumes to 50 MMcf/d of gas. The Company has a 100% working interest in the well.
     Based on the success of the project, Anadarko has targeted another 20 locations in the Georgetown formation. Re-entry projects in these fractured limestone formations have helped the Company revitalize its Austin Chalk acreage, where Anadarko plans to stabilize production and take greater advantage of the natural gas potential of the area. Current net volumes from the Company's more than 1,200 producing wells throughout central Texas are nearly 200 MMcf/d of gas and more than 14,000 barrels of oil per day (BOPD). Some 90 wells (net) are planned for 2001 in the Giddings area -- two-thirds of which will be re-entries of existing wells. The Company currently has nine drilling rigs active in the play.

CARTHAGE Anadarko's four-rig infill drilling program in the Carthage area of East Texas continued during 2000. The wells target primarily the tight gas sand formations in the Cotton Valley interval. In addition to the Cotton Valley interval, Anadarko also completed a number of wells in shallower formations such as the Blossom. Anadarko utilizes a fleet of about six workover rigs to help maintain production levels in the area.
     Net volumes from the more than 900 Anadarko-operated wells currently on production in the area total 103 MMcf/d of gas. The Company also produces about 5,000 barrels of oil and NGLs per day (net). The Company plans to drill 48 wells in the Carthage area in 2001 and production is expected to increase about 5%.

TEXAS PANHANDLE The Company's ongoing infill drilling program in the West Panhandle field of Moore County, Texas was highlighted by a number of significant completions in 2000. Four Red Cave North wells were placed on production at a combined rate of 2.1 MMcf/d of gas. During 2000, Anadarko drilled a total of 34 infill wells in the field which combined to produce 9 MMcf/d of gas. For the full-year 2000, Red Cave wells produced 1.45 Bcf of gas. Anadarko owns a 100% working interest in these shallow 2,500-foot low-cost gas wells.

PERMIAN BASIN Anadarko drilled 200 wells, performed 60 workovers and installed three major waterfloods in the Permian basin during the year 2000. These operations, coupled with properties acquired in the RME merger, resulted in a 50% increase in the Company's net production from the Permian area compared to 1999. Net production for 2000 averaged 11,900 BOPD and 54 MMcf/d of gas, which resulted in cumulative net production of 8 MMBOE. This compares to net production in 1999 of 9,960 BOPD and 24 MMcf/d of gas, which resulted in cumulative net production of 5 MMBOE.
     In the Revilo field, located in Scurry County, Texas, Anadarko realized the results of installing a waterflood program during 2000. Field production increased from 30 BOPD in late 1999 to 800 BOPD in 2000. Anadarko recently acquired an additional 480 acres in the Revilo field that will be developed in 2001 by drilling 45 wells and expanding existing waterflood operations. Anadarko owns a 100% working interest in the Revilo field.
     Anadarko drilled seven wells and recompleted four wells during late 1999 and 2000 in the Shugart North field, located in Eddy County, New Mexico. These operations increased production out of the Morrow, Bone Spring and Grayburg formations from 40 BOPD to 1,100 BOPD. Additional drilling is planned for 2001. Anadarko owns a 100% interest in the Shugart North field.
     A San Angelo/Clearfork waterflood development project began in late 1999 and continued in 2000 in the Snyder field located in Howard County, Texas. Anadarko drilled 87 wells and initiated water injection during 2000. Field production has increased from 70 BOPD in mid-1999 to 1,500 BOPD currently. Additional expansion work is planned for 2001 that involves drilling approximately 20 wells and increasing injection capacity. Anadarko owns a 100% working interest in the Snyder field.
     In the Ozona field of Crockett County, Texas, activity continued at a steady pace highlighted by development drilling in the Canyon Sand and Strawn formations. Anadarko drilled and completed 21 wells in 2000 following the merger with RME. These wells added 5 MMcf/d of gas production, which resulted in total field production at year-end of 111 MMcf/d. Anadarko operates approximately 1,700 wells in the Ozona field and plans to drill 175 wells in 2001 with a four rig drilling program. The addition of the Ozona field has balanced the Permian basin daily production at year-end 2000 to 50% oil and 50% gas.
     Anadarko has interests in 343,000 net acres in the Permian basin and operates approximately 5,500 wells.

ROCKY MOUNTAINS The Rocky Mountain area primarily includes the Company's oil and gas properties in the Land Grant area of Colorado, Wyoming and Utah, which were acquired in the merger with RME. The Company's operations in the Land Grant are concentrated in the Green River basin and the Overthrust area. The Company currently has approximately 8,678,000 gross (8,082,000 net) acres, principally attributable to its Land Grant ownership. In 2000, the Company drilled 102 development wells and two exploratory wells in the Rocky Mountains. Production at year-end was 300 MMcf/d of gas in the Land Grant area.
     Anadarko plans to more than double its Rocky Mountain area exploration and development budget to over $130 million for 2001 for its aggressive strategy to find and develop new sources of natural gas and coalbed methane. In 2001, the Company plans to drill more than 20 exploratory and 130 development wells in Colorado, Wyoming and Utah and participate in more than 275 additional wells operated by other companies. In addition, more than 500 square miles of new 3-D seismic will be acquired.

Utah Coalbed Methane During 2000, the Company drilled 52 wells in the Helper and Drunkard's Wash fields in Utah. At year-end 2000 gross volumes from Anadarko's coalbed methane wells in Utah were about 20 MMcf/d of gas, which is expected to increase to 40 MMcf/d of gas by year end 2001 with further growth expected in 2002. Preparations are currently being made for the 2001 drilling program which will commence in the second quarter and will involve drilling an additional 37 wells.

Wyoming Coalbed Methane In the Powder River basin of Wyoming, Anadarko launched a two-rig drilling program in 2000. In 2001, the Company plans to drill more than 70 wells in the area and will be expanding the number of rigs in operation to six in order to complete the project during the first quarter 2001. In addition, plans are being made for the construction of a gas sales line and compressor facilities that will allow the Company to begin sales early in the second quarter 2001.

Wyoming In the Green River basin of Wyoming, two Anadarko-operated rigs began running in the fourth quarter of 2000 and will focus on conventional drilling projects in the Wamsutter, Brady and Red Desert areas. The Company holds an average working interest of 65% in the two company operated rig programs. In addition, at the end of 2000, Anadarko was participating in seven non-operated drilling rigs throughout the Land Grant. Anadarko owns an average 30% working interest in these programs and holds 100% of the Land Grant royalties.
     In 2000, the Company participated in approximately 132 wells in the Green River basin with net production of 75 MMcf/d of gas. For 2001, the Company plans to drill 60 additional wells in this area and more than double capital spending to $35 million. As a result, net production is expected to increase to 84 MMcf/d of gas, more than offsetting the natural decline.

CENTRAL OKLAHOMA At year-end 2000, gross production from the 278 Golden Trend wells operated by the Company was 26 MMcf/d of gas and 800 BOPD. In the last five years, Anadarko has drilled about 50 wells in the Golden Trend, implemented a 40 acre infill drilling program and substantially increased its leasehold position.
     Also in central Oklahoma, the first three wells of a 19 well infill drilling campaign in Northeast Purdy Springer Unit were completed. The program, which is utilizing CO(2) flood techniques, allows Anadarko to maximize the value of its extensive property holdings in the area and capitalize on the strong commodity market.
     The Company's Golden Trend assets are complemented by the Anadarko operated Antioch Gathering System, which provides increased operational control and market flexibility. The system has 150 miles of pipe and connects over 260 wells in the area. During 2000, the Antioch system moved an average of 25 MMcf/d of gas.

SOUTH LOUISIANA The delineation program in the Kent Bayou field of Terrebonne Parish, Louisiana continues to be the focal point of Anadarko's activities in South Louisiana. With the successful completion of the Continental Land and Fur (CL&F) Co. No. 4, production from the field at year-end was 50 MMcf/d of gas and 9,500 BOPD. The production facilities are being expanded and should be completed in the second quarter of 2001. The CL&F Co. No. 5 well is currently drilling. If successful, anticipated production after the expansion could be 80 MMcf/d of gas and 15,000 BOPD. Anadarko owns a 66.7% working interest in the Kent Bayou field and is the operator.

GATHERING AND PROCESSING

GAS GATHERING Anadarko owns and operates five major gas gathering systems in the nation's mid-continent area, where the Company has substantial gas production. The systems are: the Antioch Gathering System in the Southwest Antioch field of Oklahoma; the Sneed System in the West Panhandle field of Texas; the Hugoton Gathering System in southwest Kansas; the Dew Gathering System in East Texas; and, the CJV Gathering System in the Carthage field of East Texas.
     The Company's major gathering systems have more than 2,500 miles of pipeline connecting about 2,900 wells and averaged more than 600 MMcf/d of gas throughput in 2000. In addition, Anadarko operates numerous other smaller gas gathering systems.

GAS PROCESSING Anadarko processes gas and has interests in one operated plant and three non-operated plants in the Rocky Mountain area. Additionally, the Company processes gas at various third-party plants under agreements generally structured to provide for the extraction and sale of NGLs in efficient plants with flexible commitments. The Company has agreements with four plants in the Rocky Mountain area, 14 plants in the mid-continent area and 10 plants in the gulf coast area. Anadarko's strategy to aggregate gas through Company-owned and third-party gathering systems allows Anadarko to secure processing arrangements in each of the regions where the Company has significant production.

MINERALS The Company's minerals operations were acquired in the RME merger transaction. The minerals operations contributes to the Company's operating income by exploiting the minerals portion of the Company's extensive fee mineral interest in the Land Grant through non-operated joint venture and royalty arrangements in coal, trona and industrial mineral mines. In general, the Company reinvests the cash flow from its hard minerals operations into its oil and gas operations.
     The Company's low sulfur coal deposits, which are located primarily in southern Wyoming, compete with other western coal for industrial and utility boiler markets which burn the coal to produce steam used to generate electricity. Most of the Company's mines use the surface mining method of extraction. The Company's coal mines are served by a single rail line and incur greater transportation costs than some of its competitors in the western United States. Additionally, competing western coal companies in the Powder River basin in Wyoming have lower mining ratios than the Company's mines. Because of the higher extraction and transportation costs compared to Powder River basin coal, additional development of the Company's reserves is dependent on increased coal usage in local markets. In addition to fee mineral ownership of and royalty interests in coal reserves, the Company owns a 50% non-operating interest in Black Butte Coal Company. Black Butte Coal Company produces approximately three million tons of coal per year.
     The world's largest deposit of trona, constituting 90% of the world's known trona resources, is located in the Green River basin in southwestern Wyoming. All of the reserves that can be mined in this trona deposit lie within the Land Grant and adjoining lands. The Company owns lands containing approximately 50% of these reserves and has leased a portion of those lands to companies that mine and refine trona. Natural soda ash, which is produced by refining trona ore, is used primarily in the production of glass for containers and flat glass, in the paper and water treatment industries and in the manufacture of certain chemicals and detergents. Natural soda ash from Wyoming contributes 31% of the world's soda ash supply with the remainder principally from synthetic processes. In addition to fee mineral ownership of and royalty interest in trona reserves, the Company owns a 49% non-operating interest in the OCI Wyoming LP soda ash refining facility near Green River, Wyoming. This facility is ranked second in soda ash capacity among domestic producers at over three million tons per year.

ALASKA

OVERVIEW Anadarko is active in two geographic areas in Alaska -- the North Slope and the Cook Inlet of south central Alaska. Overall, the Company had interests in 1,373,000 gross (467,000 net) undeveloped lease acres and 18,000 gross (4,000 net) developed lease acres in Alaska at year-end 2000.

NORTH SLOPE In November 2000, production began from the Alpine field on Alaska's North Slope. Current gross volumes from the Alpine facility are more than 70,000 BOPD. To date, 30 wells -- 16 production and 14 injection -- have been completed. The entire Alpine development program calls for two drill sites and more than 112 horizontal wells.
     The Alpine field, which represents the nation's largest onshore discovery in more than a decade, serves as a strong example of commitment to minimizing the environmental impact of exploration and production operations in sensitive areas. Specifically, the 40,000-acre field was developed on just 94 acres, roughly one-fourth of one percent of the field. In addition, Alpine is a zero discharge facility; the waste generated is reused, recycled or disposed of properly. There is no permanent road to the field and ice roads that leave no trace on the tundra are utilized during the winter. Equipment, supplies and personnel are also transported by small aircraft. Anadarko has a 22% working interest in Alpine.
     In early 2001, Anadarko joined with partners in a natural gas exploration venture on more than three million acres in the foothills region on Alaska's North Slope. The joint exploration effort includes several seismic surveys for 2001. Anadarko is the operator with a 33% working interest. The Company plans to begin drilling in the winter of 2002.

COOK INLET In 1999, Anadarko completed a long-term test to confirm the potential commerciality of its discovery at the Lone Creek No. 1 well on the Moquawkie prospect. In 2001, the Company plans to begin construction on a pipeline in the Cook Inlet that will allow gas production from the Moquawkie prospect to be sold into the Anchorage market. Anadarko holds approximately 56,000 gross lease acres in the Moquawkie area and holds a 50% working interest in the discovery.

OFFSHORE

OVERVIEW At year-end 2000, about 9% of the Company's proved reserves were located offshore in the Gulf of Mexico. Net production volumes in 2000 from these properties averaged 157 MMcf/d of gas and 7,100 barrels of oil, condensate and NGLs per day. At year-end 2000, Anadarko owned an average 58% working interest in 330 leasehold blocks representing 463,000 gross (201,000 net) acres in developed properties and 1,215,000 gross (787,000 net) acres in undeveloped properties in the Gulf of Mexico. Throughout the Gulf of Mexico, Anadarko has budgeted about $410 million, which includes drilling 46 wells in 2001.

SUB-SALT During December 2000, initial production began from the Hickory (Grand Isle 110/111/116) and Tanzanite (Eugene Island 346) sub-salt fields discovered in 1998 off the coast of Louisiana. Each field currently has one producing well. The Eugene Island 346 A-1 well is averaging more than 10,000 BOPD and 23 MMcf/d of natural gas. The second of two wells is in the process of being completed.
     Volumes from the Grand Isle 116 No. 1 (Hickory A-1) well in early 2001 were 62 MMcf/d of gas and 4,100 barrels of condensate per day. In early 2001, three additional Hickory wells will be completed and tied in. Upon completion of the project, the Hickory field is expected to produce 200 MMcf/d of gas. Anadarko recently completed drilling a fifth well in the Hickory field, the Grand Isle 110 No. 2 well, which encountered 87 feet of pay after being drilled to a total depth of 21,269 feet. Anadarko and its partners are evaluating a plan to drill a directional well from the platform and put this well on production as soon as the other four wells are on line. Together, Hickory and Tanzanite are expected to add an estimated 10 MMBOE to the Company's production in 2001. Anadarko owns a 100% working interest in the Tanzanite field and holds a 50% working interest in the Hickory field.
     Anadarko holds a total of 150 lease blocks in its sub-salt program, with 23 prospects identified. Seven exploratory wells and one development well are planned in the sub-salt for 2001. To date, seven of Anadarko's

                    OFFSHORE MAP (GRAPHIC MATERIAL OMITTED)

                                                                 NET          NET          NET
                                                              DEVELOPED   UNDEVELOPED   PRODUCING
                                                                ACRES        ACRES        WELLS
                                                              ---------   -----------   ---------
OFFSHORE
United States
  California................................................     3,731           --         --
  Florida...................................................        --       39,827         --
  Louisiana*................................................   163,155      493,219        167
  Mississippi...............................................        --       35,314         --
  Texas.....................................................    38,299      218,171         44

* Drilling activities were conducted in this area in 2000.

13 sub-salt projects have resulted in discoveries. Four of these are commercial and already on production. The first sub-salt prospects Anadarko plans to drill in 2001 are:

     Tarantula -- A well is drilling in the first quarter in 680 feet of water on South Timbalier Block 308 as a continuation of the Company's sub-salt, flex-trend play on the Outer Continental Shelf. Anadarko holds a 100% working interest.
     Taurus -- A sub-salt well in 580 feet of water is planned for the second quarter at Green Canyon Block 134. Anadarko holds a 100% working interest. Mahogany -- Already drilling is a deeper test of the existing Mahogany field (18,100 feet), located in 360 feet of water on Ship Shoal 349/359. Anadarko is the operator with a 37.5% working interest.

CONVENTIONAL Activity in the shallow waters on the Outer Continental Shelf included initial production from the Ship Shoal 207 A-35 well offshore Louisiana. The well tested 10 MMcf/d of gas from two intervals after being drilled to a total depth of 12,880 feet. The Company has a 54% working interest in the well and is the operator.
     Offshore Louisiana, Anadarko continues to develop the South Marsh Island Block 280 field. In 2000, the G-2 well, which is located in about 40 feet of water, was completed and is currently producing 22 MMcf/d of gas. Anadarko is the operator of the well and holds a 50% working interest.
     Shallow water projects will continue to be an integral part of Anadarko's Gulf of Mexico program. The Company is planning to drill 20 development and 10 exploratory wells in and around older existing fields in 2001.

DEEPWATER In 2000, Anadarko had two successful deepwater wells, one at Marco Polo and the other at Gomez. The Company plans to continue its deepwater program in 2001 with the drilling of eight deepwater exploration wells. In 2000, Anadarko continued to evaluate its development strategy for the Marco Polo prospect on Green Canyon Block 608. A total of four wells have been drilled, three of which are sidetracks to the original well. To date, three wells have encountered significant pay sands ranging in thickness between 90 and 360 feet. The Green Canyon Block 608 No. 2 well, which targeted additional pay intervals in a separate fault block, was a dry hole. Detailed engineering and cost estimates are under way to help determine commerciality, and further drilling is being considered.
     A fifth appraisal well, spudded during the third quarter on the Gomez prospect on Mississippi Canyon 711, was completed during the fourth quarter. Pay sands from the wells drilled to date range from 100 to 200 feet thick. Additional drilling in the area is planned in 2001 to help determine commerciality.
     Anadarko holds a total of 58 lease blocks in its deepwater program and has identified 32 prospects. Among the deepwater prospects Anadarko plans to drill this year are:

     LaSalle -- A well was spudded in 2001 in 3,300 feet of water as the first of a multi-block prospect in East Breaks. Anadarko is the operator and holds a 33.3% working interest.
     Eiger Sanction -- Located in 3,000 feet of water, a high-potential exploration well is planned for mid-2001 in Mississippi Canyon Block 667, near Anadarko's Gomez discovery. Anadarko holds a 100% working interest.

PROPERTIES AND ACTIVITIES -- CANADA

     The Company's Canadian operations were acquired in the RME merger transaction. Operations are centered in the province of Alberta, with additional properties in northeastern British Columbia and southwestern Saskatchewan. The Company has significant heavy crude oil assets in the Moose Hill, Lindbergh and Hayter areas, which are located in eastern Alberta and western Saskatchewan. The Company has proved reserves in Canada of 220 MMBOE, which includes 847 Bcf of gas and 79 MMBbls of crude oil, condensate and NGLs. At year-end 2000, net production from the Company's properties in Canada was about 273 MMcf/d of gas and 27 MBbls/d of crude oil, condensate and NGLs, or 14% of the Company's total production volumes. Anadarko has 6,007,000 gross (1,984,000 net) undeveloped lease acres and 1,646,000 gross (962,000 net) developed lease acres in Canada. The accompanying map illustrates the Company's developed and undeveloped acreage, number of productive wells and other data relevant to its properties in Canada.

                     CANADA MAP (GRAPHIC MATERIAL OMITTED)

                                                                  NET          NET          NET
                                                               DEVELOPED   UNDEVELOPED   PRODUCING
                                                                 ACRES        ACRES        WELLS
                                                               ---------   -----------   ---------
  CANADA:
    Mackenzie Delta                                                  --      459,742          --
    Scotian Shelf                                                    --      231,975          --
    Western Canada
       Alberta
         Heavy Oil*                                             102,740      134,124         955
         Taber*                                                  60,844       54,842         326
         Two Hills*                                             272,845      263,535         312
         Western Alberta*                                       190,692      423,609         471
       British Columbia
         Northeast British Columbia*                             70,396      354,900          92
         Southern British Columbia*                                 874       11,082           2
       Saskatchewan
         Shallow Gas*                                           263,753       50,465       1,669

  OFFICE LOCATIONS:
    Canada
       Calgary, Alberta
       Elk Point, Alberta
       Fort St. John, British Columbia
       Medicine Hat, Alberta
       Peace River, Alberta

* Drilling activities were conducted in these areas in 2000.

     Expanding its frontier exploration exposure in 2000, Anadarko acquired acreage in the Mackenzie Delta/Beaufort Sea in the Northwest Territories and offshore Nova Scotia in deepwater. In the Mackenzie Delta, the Company acquired a 37.5% working interest in two exploration licenses covering 530,000 acres. Anadarko and its partners began a 2-D seismic survey of as much as 620 miles in early 2001, with drillable prospects expected by early 2002.
     In August 2000, Anadarko also submitted a successful sole bid for an exploration license on a 176,000-acre tract in the Mackenzie Delta/Beaufort Sea, adjacent to the giant Taglu gas field. The Company now holds about 460,000 net acres in the Mackenzie Delta/Beaufort Sea region.
     Offshore Nova Scotia, Anadarko and its partner were successful bidders on a 460,000 acre deepwater parcel located 65 miles east of Sable Island. A work program is being developed for this acreage and a 3-D seismic survey is expected to begin in 2002. Anadarko holds a 50% working interest in the Nova Scotia parcel.
     Northeast British Columbia was an area of focus for the Company's exploration activity during 2000, where the Company is stepping up its exploratory and delineation drilling program in this area in 2001. In the Jean Marie play, two productive wells have been drilled in 2001 and 16 additional wells are planned during the 2001 winter drilling season. Anadarko is using horizontal drilling technology in this regional gas-productive limestone reservoir to improve well productivity. First production from this project is expected by the second half of 2001. The Company has increased its holdings in the Jean Marie play, adding 90,000 additional net acres in the second half of 2000 and 80,000 net acres in February 2001. Drilling also is continuing in 2001 in the Conroy and Kobes prospects in the deep Western Canadian Sedimentary Basin. Of the 14 rigs drilling in Canada in the 2001 winter season, nine were drilling in Northeast British Columbia, mainly focused on high potential Devonian objectives.
     Two development projects also made progress in 2000 -- the Hatton shallow gas play in Southwest Saskatchewan and the Hayter and Kehewin/Moose Hills heavy oil projects in Eastern Alberta. The Company drilled 254 wells in the Hatton field during 2000, adding 17 MMcf/d of net gas production. As part of a two-rig program of drilling for heavy oil, the Company completed 146 shallow wells during 2000 and added 7,200 BOPD of production. The Company has identified nearly 1,000 potential locations in these areas and expects to drill about 100 wells this year. Additional 3-D seismic also is under way to delineate up to 80,000 net undeveloped acres where heavy oil discoveries have already been drilled using 2-D seismic data.
     In February 2001, Anadarko announced it had entered into an agreement to acquire Canadian-based Berkley Petroleum Corporation for C$11.40 per share in cash for an equity value of about U.S.$777 million plus the assumption of debt estimated at U.S.$250 million. The transaction is expected to close in mid-March 2001.

PROPERTIES AND ACTIVITIES -- ALGERIA

     Anadarko is actively developing liquid hydrocarbons discovered by the Company in Algeria's Sahara Desert. Since 1989, Anadarko has drilled 61 productive wells (12 exploration and 49 delineation/development) and has submitted detailed development plans (called Commerciality Reports) for 12 fields in Algeria. The Company has proved reserves in Algeria of 364 MMBbls of crude oil as of year-end 2000. Anadarko plans to invest about $200 million in Algeria in 2001. At the end of 2000, the Company had 3.9 million gross (0.9 million net) acres in Algeria.
     In 2000, Anadarko completed nine development wells, all of which were productive. In addition, five injection wells were successfully completed, which will ultimately improve oil recovery. The accompanying map illustrates the Company's developed and undeveloped acreage, number of productive wells and other data relevant to its properties in Algeria.
     Anadarko's interest in the production sharing agreement (PSA) is 50% before participation at the exploitation stage by SONATRACH, the national oil and gas enterprise of Algeria. The Company has two partners, each with a 25% interest in the Algerian venture, also prior to participation by SONATRACH; they are LASMO Oil (Algeria) Limited, a wholly-owned subsidiary of LASMO plc, and Maersk Olie Algeriet AS, a wholly-owned subsidiary of Maersk Olie Og Gas AS, a company in the Danish A.P. Moller group. Under the terms of the PSA, liquid hydrocarbons that are discovered, developed and produced will be shared by SONATRACH, Anadarko and its two partners. SONATRACH is responsible for 51% of development and

ALGERIA              ALGERIA MAP (GRAPHIC MATERIAL OMITTED)

     Undeveloped Acreage -- 3.7 million acres (0.9 million acres net) Developed Acreage (HBNS, HBN & Ourhoud fields) -- 160,000 acres (27,000 acres net)
     Productive Wells -- 61 (17 net)
     Fields discovered to date shown graphically
        HBN field
        HBNS field*
        HBNSE field
        RBK field
        QBN field
        BKNE field
        BKE field
        Ourhoud field*
        EKT field
        EMN field
        EMK field
        EME field
     Blocks shown graphically
        404*
        208
        211
*Drilling activities were conducted in these areas in 2000.

production costs. In addition, Anadarko and its partners are entitled to recover a portion of exploration costs out of production in the exploitation phase. During 2000, Anadarko Algeria and SONATRACH formed an Algeria non-profit company, Groupement Berkine, to carry out their joint operating activities under the PSA. SONATRACH is the beneficial owner of approximately 5% of Anadarko's outstanding common stock.
     First oil production began in May 1998, from Stage I facilities at the Hassi Berkine South (HBNS) field. Oil produced from the HBNS field is sold as Saharan Blend, a very high quality crude that provides refiners with large quantities of premium products such as jet and diesel fuel. Production from the HBNS field averaged 68,500 BOPD (gross) in 2000 compared to 50,100 BOPD (gross) in 1999. Production volumes in 1999 were limited as a result of Organization of Petroleum Exporting Countries quotas and an equipment failure at the Central Production Facility (CPF) in July 1999.
     In September 1999, Anadarko and SONATRACH signed an agreement awarding the Engineering, Procurement and Construction (EPC) contract for Stage II production facilities at the HBNS field to Brown & Root-Condor (BRC), a company jointly owned by Brown & Root (a subsidiary of the Halliburton Company) and affiliates of SONATRACH. The project involves a number of elements, including construction of a crude oil process train capable of handling 75,000 BOPD. With completion expected in the third quarter of 2001, the capacity of the HBNS field will increase to 150,000 BOPD, however, production is limited to 135,000 BOPD by the license to produce. The contract also covers installation of field gathering systems to bring crude oil from the field to the CPF, and to distribute water and natural gas back to the field for reinjection in selected wells. An accompanying system to be built will have capacity to handle 50,000 barrels of produced water per day, produce additional make-up water, and have the capacity to inject up to 135,000 barrels of water per day back into the HBNS reservoir, increasing the recovery of oil. Under the terms of the EPC contract, a gas separation, compression and re-injection system will be installed, capable of handling 700 MMcf/d of gas production.
     In December 1999, Anadarko and SONATRACH exercised one of two fixed-price options available to them under the EPC contract with BRC that provides for the development of the Hassi Berkine (HBN) field just north of the HBNS field. The option covers construction of a crude oil production train with the capacity to process 75,000 BOPD, and the installation of a gathering system, injection lines and facilities for crude oil storage and export. The HBN field is located on Block 404 (operated by the Anadarko/SONATRACH Association) and on Block 403 (operated by the Agip/SONATRACH Association). The HBN field will be unitized between the two associations. Development costs, including costs under the EPC option, and production sharing will be 74.5% for the Anadarko/SONATRACH Association on a preliminary basis. This percentage is subject to future redetermination.
     The HBN facilities are expected to be completed in early 2002. At that time, a total of three production trains (including Stage I) will be operating at the CPF, giving the facility total crude oil production capacity of 225,000 BOPD (gross).
     During the third quarter of 2000, the Company and its partners exercised the second fixed price option under the September 1999 EPC contract with BRC for development of the "satellite fields" on Block 404; these include the Hassi Berkine South East field (HBNSE), the Rhourde Berkine field (RBK), the Qoubba North field (QBN) and the Berkine Northeast field (BKNE), all of which are near the HBNS field. The contract includes construction of a third production train under Anadarko's Stage II development program that will increase gross plant capacity by an additional 75,000 BOPD in the second half of 2002.
     Also during the third quarter of 2000, Anadarko and partners awarded the EPC contract to build a CPF to develop the Ourhoud (ORD) field. The new facilities, which are being built by a joint venture group composed of JGC Corporation of Japan and Initec of Spain, will have a capacity of 230,000 BOPD (gross) when completed. Production from the first train is expected in late 2002. The EPC contract calls for the construction of three oil production trains, along with water injection and gas processing and injection facilities, a field gathering system and crude oil storage and shipping installations.
     Situated in the southern portion of Block 404, the ORD field extends onto Block 406a, operated by the Cepsa/SONATRACH Association, and onto Block 405, operated by the Burlington Resources/SONATRACH Association. The preliminary allocation of development and production costs to the Anadarko/SONATRACH Association is 37.5%. This percentage is subject to future redetermination. Anadarko, Cepsa and Burlington Resources are participating in development work on the field in partnership with SONATRACH. To date, a total of 15 productive development wells have been drilled in the ORD field and development drilling will continue in 2001.
     Anadarko also has several fields further south on Block 208; these include the El Merk field (EMK), the El Kheit Et Tessekha field (EKT), the El Merk East field (EME) and the El Merk North field (EMN). Initial development plans for these more recent discoveries were submitted in 1998 and are being finalized. Design work has begun, and these production facilities are expected to be built in the 2003-2005 time frame.
     Political unrest continues in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 2001 and beyond. However, the situation has not had any material effect to date on the Company's operations. See Additional Factors Affecting Business -- Foreign Operations Risk under Item 7 of this Form 10-K.

PROPERTIES AND ACTIVITIES -- OTHER INTERNATIONAL

OVERVIEW The Company's other international oil and gas production and development operations are concentrated in Latin America, primarily in Venezuela and Guatemala. The Company currently has exploration projects in Brazil, Tunisia, West Africa, the North Atlantic Margin, off the coast of the former Soviet Republic of Georgia in the Black Sea, Australia and other selected areas. The Company also maintains less significant international oil and gas operation activities, including interests in five fields in Argentina of which four are currently producing, two non-operated offshore producing properties in Australia, an exploration and exploitation interest in Brazil and a producing interest in a non-operated property in Egypt.
     The Company has total proved reserves in other international locations of 27 Bcf of gas and 145 MMBbls of crude oil, condensate and NGLs. At year-end, 2000, net production from the Company's other international properties was 5 MMcf/d of gas and 38 MBbls/d of crude oil, condensate and NGLs, or 8% of the Company's total production volumes. Anadarko has 26,439,000 gross (11,346,000 net) undeveloped lease acres and 688,000 gross (219,000 net) developed lease acres in these international areas. See Additional Factors Affecting
Business -- Foreign Operations Risk under Item 7 of this Form 10-K.

VENEZUELA The Company's Venezuelan operation, which was acquired in the RME merger, primarily consists of the Oritupano-Leona concession. The Oritupano-Leona block, in which the Company has a 45% working interest, covers 395,000 acres and has approximately 246 producing wells. Most of the activity in the block has been based upon a 3-D seismic program conducted in prior years. For the second half of 2000, net production volumes averaged about 20,000 BOPD.
     During 2000, Anadarko drilled and completed 12 wells in the Oritupano-Leona block. The Company plans to drill 23 development wells and has 87 reactivations and recompletions scheduled in 2001. Effective November 1, 2000, Anadarko sold its 50% interest in the Guarico Occidental block.

GUATEMALA The Company's Guatemala operations are conducted by Basic Resources International, a company acquired in the RME merger transaction. The majority of activity for the Guatemala operations is currently in the Xan area, producing heavy to medium quality crude oil. Net production from the Xan field averaged about 17,500 BOPD in the last half of 2000. The Company owns a 100% interest in several exploration blocks. The Company owns, controls and operates infrastructure in Guatemala, which includes gathering and processing facilities at each producing field, an asphalt refinery, a pipeline with pump stations and a shipping terminal on the Caribbean coast. The combination of these assets provides the Company with an integrated network of facilities from producing fields to the port.

BRAZIL In 2000, Anadarko acquired acreage in the BT Seal 101 block in Brazil. Anadarko is the operator with a 90% interest. In 2001, the Company plans to drill one well to test the deeper Serreria formation on the SES 107 block.

TUNISIA The Company has a 44% interest in and is the operator of the 1.4 million acre Anaguid block in the Ghadames basin of Tunisia, which will revert to a 22% interest if ETAP (Tunisia's national oil company) exercises its option to back into the project. The acreage is on trend with its discoveries in Algeria to the west and it holds the potential for the discovery of Triassic-aged oil fields. In 2001, the Company plans to drill its second exploratory well on the Anaguid block.

     Just south of the Anaguid block, Anadarko has a 50% interest in the Jenein Nord block prior to back-in by ETAP. During 2000, Anadarko drilled an unsuccessful exploration well on the Jenein Nord block. Future exploration of the block is under evaluation.
     In 2000, Anadarko agreed to participate in exploring the Sanrhar concession, which borders the Anaguid block on the west. The Company plans to obtain seismic data in early 2001 and an exploratory well is planned for the second half of the year.

WEST AFRICA In 2000, Anadarko entered into a farmout agreement for three exploration blocks off the coast of West Africa. Anadarko will serve as the operator and holds a 50% interest in the Agali block offshore Gabon. Anadarko will also operate the Marine IX block offshore the Republic of Congo with a 41.7% interest. In Ghana, Anadarko holds a 50% interest in the Keta block where an unsuccessful exploratory well was recently drilled.

NORTH ATLANTIC MARGIN During 1999 and 2000, Anadarko participated in the drilling of a total of two exploratory wells on Tranche 61 northwest of the Shetland Islands in the North Atlantic Ocean. The results of these wells are being held confidential by the operator. The Company has a 7.5% interest in Tranche 61, which covers 193,000 gross acres. Anadarko also has a 50% interest in nearby Tranche 63 (286,000 gross acres) and a 20% interest in Tranche 21 (320,000 gross acres) west of Scotland.
     Anadarko acquired two blocks in the Faroe Islands during a licensing round in mid-2000. Anadarko has a 100% interest in license No. 007 and a 27.5% interest in adjacent license No. 006. The Company plans to conduct seismic acquisitions in 2001.

THE FORMER SOVIET REPUBLIC OF GEORGIA During 2000, Anadarko entered into a Production Sharing Contract with the State of Georgia. The agreement gives Anadarko exploration rights to three blocks covering approximately two million acres on the Black Sea continental shelf and extending 50 miles offshore. Anadarko completed the acquisition of about 2,300 kilometers of seismic data in 2000 and the data is being processed. Besides the seismic acquisition program, Anadarko expects to conduct regional geologic studies and gravity and magnetics evaluations, along with sea bed sampling.

DRILLING PROGRAMS

     The Company's 2000 drilling program focused on known oil and gas provinces onshore and offshore United States, Canada and Algeria. U.S. onshore drilling activity was primarily concentrated in Texas. Exploration activity consisted of 56 wells, including 19 wells onshore in the U.S., 15 wells offshore in the Gulf of Mexico, 20 wells in Canada and two wells at other international locations. Development activity consisted of 653 wells, which included 470 wells onshore in the U.S., 10 wells offshore in the Gulf of Mexico, 151 wells in Canada, nine wells in Algeria and 13 wells at other international locations.

DRILLING STATISTICS

     The following table shows the results of the oil and gas wells drilled and tested:

                               NET EXPLORATORY                  NET DEVELOPMENT
                        ------------------------------   ------------------------------
                        PRODUCTIVE   DRY HOLES   TOTAL   PRODUCTIVE   DRY HOLES   TOTAL   TOTAL
                        ----------   ---------   -----   ----------   ---------   -----   -----
2000
United States              12.9          9.0      21.9     390.8         10.4     401.2   423.1
Canada                      8.9          8.0      16.9      98.1         14.4     112.5   129.4
Algeria                    --           --        --         1.7         --         1.7     1.7
Other International        --            0.6       0.6       5.7         --         5.7     6.3
                          -----        -----     -----     -----        -----     -----   -----
Total                      21.8         17.6      39.4     496.3         24.8     521.1   560.5
                          -----        -----     -----     -----        -----     -----   -----

1999
United States               8.4          3.5      11.9     125.6         15.7     141.3   153.2
Algeria                    --           --        --         1.9         --         1.9     1.9
Other International        --            1.4       1.4      --           --        --       1.4
                          -----        -----     -----     -----        -----     -----   -----
Total                       8.4          4.9      13.3     127.5         15.7     143.2   156.5
                          -----        -----     -----     -----        -----     -----   -----

1998
United States               7.1         13.1      20.2     245.1         30.4     275.5   295.7
Algeria                     5.1          1.1       6.2       2.0          0.5       2.5     8.7
Other International        --            0.5       0.5      --           --        --       0.5
                          -----        -----     -----     -----        -----     -----   -----
Total                      12.2         14.7      26.9     247.1         30.9     278.0   304.9
                          -----        -----     -----     -----        -----     -----   -----

     The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 2000:

                                          WELLS IN THE PROCESS
                                             OF DRILLING OR            WELLS SUSPENDED OR
                                          IN ACTIVE COMPLETION        WAITING ON COMPLETION
                                        -------------------------   -------------------------
                                        EXPLORATION   DEVELOPMENT   EXPLORATION   DEVELOPMENT
                                        -----------   -----------   -----------   -----------
UNITED STATES
  Gross                                       2            64             1            78
  Net                                       1.9          57.0           1.0          76.2
CANADA
  Gross                                       7             6             1             7
  Net                                       6.3           6.0           1.0           7.0
ALGERIA
  Gross                                      --             1            --            --
  Net                                        --           0.3            --            --
OTHER INTERNATIONAL
  Gross                                       2             1            --            --
  Net                                       1.5           0.5            --            --
TOTAL
  Gross                                      11            72             2            85
  Net                                       9.7          63.8           2.0          83.2

PRODUCTIVE WELLS

     As of December 31, 2000, the Company owned productive wells as follows:

                                                              OIL WELLS*   GAS WELLS*
                                                              ----------   ----------
UNITED STATES
  Gross                                                         7,017        10,069
  Net                                                           4,295         6,409
CANADA
  Gross                                                         2,153         3,124
  Net                                                           1,532         2,294
ALGERIA
  Gross                                                            61            --
  Net                                                              17            --
OTHER INTERNATIONAL
  Gross                                                           338            18
  Net                                                             167             5
TOTAL
  Gross                                                         9,569        13,211
  Net                                                           6,011         8,708

---------------

*  Includes wells containing multiple completions

    Gross                                                             88          276
    Net                                                               67          216

SEGMENT AND GEOGRAPHIC INFORMATION

     Information on operations by segment and geographic location is contained in Note 12 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

EMPLOYEES

     As of December 31, 2000, the Company had about 3,500 employees. Relations between the Company and its employees are considered to be satisfactory and the Company has had no work stoppages or strikes.

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

CAPITAL SPENDING

     See Capital Expenditures, Liquidity and Long-term Debt under Item 7 of this Form 10-K.

RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     Anadarko's ratios of earnings to fixed charges for the years ended December 31, 2000, 1999 and 1998 were 7.35, 1.77 and 0.05, respectively. The Company's ratios of earnings to combined fixed charges and preferred stock dividends for the years ended December 31, 2000, 1999 and 1998 were 6.80, 1.53 and 0.05, respectively. As a result of the Company's net loss in 1998, Anadarko's earnings did not cover fixed charges by $90 million and did not cover combined fixed charges and preferred stock dividends by $101 million.
     These ratios were computed by dividing earnings by either fixed charges or combined fixed charges and preferred stock dividends. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rentals. Preferred stock dividends are adjusted to reflect the amount of pretax earnings required for payment.

ITEM 2. PROPERTIES

     See information appearing under Item 1 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

GENERAL The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos and benzene while working at a refinery in Corpus Christi, which the Company sold in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings.

MINERAL RESERVATION LITIGATION In August 1994, the surface owners (McCormick, et al.) of portions of five sections of Colorado land that are subject to mineral reservations made by the Company's predecessor in title brought suit against the Company in State District Court, Weld County, Colorado, to quiet title to minerals, including oil (in some of the lands) and natural gas. On June 23, 1997, the State District Court granted the Company's Motion for Summary Judgment, holding as a matter of law that the mineral reservations at issue were unambiguous and included all valuable non-surface substances, including oil and gas. The Colorado Court of Appeals affirmed the decision of the State District Court in granting the Company's Motion for Summary Judgment on December 10, 1998 and then denied the surface owners' Motion for Rehearing. The surface owners then filed a Petition for Writ with the Colorado Supreme Court, which was granted in September 1999. The Colorado Supreme Court has affirmed the lower court's decisions in favor of the Company bringing this matter to a successful conclusion.

ROYALTY LITIGATION During September of 2000, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the "Gas Qui Tam case") filed in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants improperly measured and otherwise undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. The case has been transferred to the U.S. District Court, Multi-District Litigation Docket pending in Wyoming. Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines.
     A group of royalty owners purporting to represent RME's gas royalty owners in Texas (Neinast, et al.) was granted class action certification in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although most recently a demand for damages in the amount of $100 million has been asserted. The Company is of the opinion that the amount of damages at risk is substantially less than the amount demanded by the class action counsel and the Company intends to vigorously assert its defenses. The Company is currently appealing the class certification order. A decision on the class certification is expected during the second quarter of 2001.
     A group of royalty owners in the State of Oklahoma surrounding the Beaver County Gathering System allege five separate claims against the defendants including RME. This matter styled Galen Bridenstine v. Kaiser Francis Oil Company, et al. (including RME) has been certified as a class action. The plaintiffs contend that gathering, compression and dehydration fees deducted by the defendants from royalty payments were in violation of the Oklahoma Check Stub Statute and were improper. This matter has now been settled.
     A class action lawsuit entitled Gilbert H. Coulter, et al. v. Anadarko Petroleum Corporation has been certified in the 26th Judicial District Court, Stevens County, Kansas. In this action, the royalty owners contend that royalty was underpaid as a result of the deduction for certain post-production costs in the calculation of royalty. The Company believes that its method of calculating royalty was proper and that its gas was marketable in the condition produced, and thus plaintiffs' claims are without merit. This case was certified as a class action in August 2000. This matter is now set for trial on October 29, 2001.

WYOMING TAX LITIGATION RME has filed suit in the First District Court, Laramie, Wyoming against the State of Wyoming, et al. alleging that the revaluation by the Department of Revenue of crude oil production sales for the years 1989 through 1995 is inappropriate. The Department of Revenue has valued the crude oil sales based upon the Cushing, Oklahoma price as opposed to the actual sales price collected from RME. The Department seeks to void the initial sales transaction as an unlawful affiliate sale that does not reflect true market price. RME seeks a declaratory judgment in court that the sale made to RME is a true sale reflective of market value at the wellhead and thus the initial amounts paid to the Department of Revenue were correct. The amount in controversy in this matter is approximately $8 million. The Company is currently unable to predict the final outcome of this matter.

CITGO LITIGATION CITGO Petroleum Corporation's claims arise out of an Asset Purchase and Contribution Agreement dated March 17, 1987 whereby RME's predecessor sold a refinery located in Corpus Christi to CITGO's predecessor. After the sale of the refinery, numerous individuals living near the refinery sued CITGO (the "Neighborhood Litigation") thereby implicating the Asset Purchase and Contribution Agreement indemnity provision. CITGO and RME eventually entered into a settlement agreement ("the 1995 Settlement Agreement") to allocate, on an interim basis, each parties' liability for defense and liability cost in that and related litigation. That agreement provides that once the Neighborhood Litigation and certain related claims are resolved, then the parties will determine their final indemnity obligations to each other through binding arbitration. At the present time, RME and CITGO have agreed to defer arbitrating the allocation of responsibility for this liability in order to work out a joint defense agreement in the major lawsuits. Arbitration will resume upon request of either CITGO or Anadarko. In conjunction with this matter, RME is suing Continental Insurance for denial of coverage for claims related to this dispute. Negotiations and discussions with CITGO and legal actions against Continental Insurance continue.

KANSAS AD VALOREM TAX
General The Natural Gas Policy Act of 1978 allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax.

Background of PanEnergy Litigation FERC's ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC.
     Ultimately, the D.C. Circuit issued a decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997.

PanEnergy Litigation On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14 million (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $35 million (pretax) as of December 31, 2000. The Company also seeks from PanEnergy the return of the $1 million (pretax) charged against income in 1993 and 1994. In October 2000, the U.S. Magistrate issued recommendations concerning motions for summary judgment previously filed by both parties. In essence, the Magistrate's recommendation finds that the Company should be responsible for refunds attributable to the time period following August 1, 1985 while Duke Energy (as the successor company to Anadarko Production Company) should be responsible for refunds attributable to the time period before August 1, 1985. Remaining in dispute is approximately $7 million to $8 million in refunds attributable to Pan Eastern Exploration Company for the pre-August 1, 1985 time frame. The dispute over Pan Eastern's refunds is currently set for trial on March 26, 2001 in the U.S. District Court in Houston, Texas.
     Anadarko's net income for 1997 included a $2 million charge (pretax) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is currently unable to predict the final outcome of this matter and no provision for liability (excluding amounts recorded in 1993, 1994 and 1997) has been made in the accompanying financial statements.

OTHER The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, the liability with respect to these actions will not have a material effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

                              AGE AT END
            NAME               OF 2001                              POSITION
            ----              ----------                            --------
Robert J. Allison, Jr.            62       Chairman of the Board and Chief Executive Officer
George Lindahl III                55       Vice Chairman
John N. Seitz                     50       President and Chief Operating Officer
Charles G. Manley                 57       Executive Vice President, Administration
Michael E. Rose                   54       Executive Vice President, Finance and Chief Financial
                                             Officer
Rex Alman III                     50       Vice President, Domestic Operations
Michael D. Cochran                59       Vice President, Exploration
James J. Emme                     45       Vice President, Canada
Morris L. Helbach                 56       Vice President, Information Technology Services and Chief
                                             Information Officer
James R. Larson                   51       Vice President and Controller
Richard A. Lewis                  57       Vice President, Human Resources
J. Stephen Martin                 45       Vice President and General Counsel
J. Anthony Meyer                  43       Vice President, Algeria
Mark L. Pease                     45       Vice President, Engineering and Technology
Gregory M. Pensabene              51       Vice President, Government Relations and Public Affairs
Albert L. Richey                  52       Vice President and Treasurer
Richard J. Sharples               54       Vice President, Marketing and Planning
Bruce H. Stover                   52       Vice President, Worldwide Business Development
William D. Sullivan               45       Vice President, Operations -- International, Gulf of
                                             Mexico and Alaska
A. Paul Taylor, Jr.               52       Vice President, Investor Relations
Donald R. Willis                  51       Vice President, Corporate Services

     Mr. Allison was named Chairman of the Board and Chief Executive Officer effective October 1986. He has worked for the Company since 1973.
     Mr. Lindahl joined Anadarko in 2000 as Vice Chairman and a member of the Company's Board of Directors. Prior to joining Anadarko, he was Chairman, Chief Executive Officer and President at Union Pacific Resources Group Inc.
     Mr. Seitz was named President and Chief Operating Officer in 1999. He was named Executive Vice President, Exploration and Production, and a member of the Company's Board of Directors during 1997. He was named Senior Vice President, Exploration in 1995. He has worked for the Company since 1977.
     Mr. Manley was named Executive Vice President, Administration in 2000. He was named Senior Vice President, Administration in 1993. He has worked for the Company since 1974.
     Mr. Rose was named Executive Vice President, Finance and Chief Financial Officer in 2000. He was named Senior Vice President, Finance and Chief Financial Officer in 1993. He has worked for the Company since 1978.
     Mr. Alman was named Vice President, Domestic Operations in 1997. Prior to that, he was named Vice President, Operations, U.S. Onshore in 1995. He has worked for the Company since 1976.
     Dr. Cochran was named Vice President, Exploration in 1997. Prior to that, he was Manager of Technology and Exploration Studies. He has been with the Company since 1987.
     Mr. Emme was named Vice President, Canada in 2000. He has worked for the Company since 1981.
     Mr. Helbach joined Anadarko in February 2000 as Vice President, Information Technology Services and Chief Information Officer. Prior to joining Anadarko, he was General Manager and Chief Information Officer for Information Systems at Conoco, Inc.

     Mr. Larson was named Vice President and Controller in 1995. He had served as the Company's Controller since 1986. He has worked for the Company since 1983.
     Mr. Lewis was named Vice President, Human Resources in 1995. He joined the Company in 1985 as Manager of Employee Relations.
     Mr. Martin was named Vice President and General Counsel in 1995. He joined the Company as an attorney in 1987.
     Mr. Meyer was named Vice President, Algeria in 2001. Prior to this position, he served as President and General Manager, Anadarko Algeria Company LLC since 1998. He has worked for the Company since 1981.
     Mr. Pease was named Vice President, Engineering and Technology in 2001. Prior to this position, he served as Vice President, Algeria since 1998 and as President and General Manager, Anadarko Algeria Company LLC since 1993. He joined the Company in 1979 as an engineer.
     Mr. Pensabene joined Anadarko in 1997 as Vice President, Government Relations. In 1999, Public Affairs was added to his responsibilities. Prior to joining Anadarko, he was a partner in various law firms in Washington, D.C.
     Mr. Richey was named Vice President and Treasurer in 1995. He joined Anadarko as Treasurer in 1987.
     Mr. Sharples joined Anadarko as Vice President, Marketing in 1993. Prior to joining Anadarko, he served as Vice President of Marketing with Maxus Energy Corporation.
     Mr. Stover was named Vice President, Worldwide Business Development in 1998. He was named Vice President, Acquisitions in 1993. He has worked for the Company since 1980.
     Mr. Sullivan was named Vice President, Operations -- International, Gulf of Mexico and Alaska in 2000. Prior to this position, he served as Vice President, International Operations. He has worked for the Company since 1981.
     Mr. Taylor was named Vice President, Investor Relations in 1999. Prior to this position, he served as Vice President, Corporate Communications since 1987. He has worked for the Company since 1986.
     Mr. Willis was named Vice President, Corporate Services in February 2000. Prior to this position, he was Manager, Corporate Administration. He has worked for the Company since 1979.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information on the market price and cash dividends declared per share of common stock is included in the Stockholders' Information in the Anadarko Petroleum Corporation 2000 Annual Report to Stockholders (Annual Report), which is incorporated herein by reference.
     As of December 31, 2000, there were approximately 22,000 direct holders of Anadarko common stock. The following table sets forth the amount of dividends paid on Anadarko common stock during the two years ended December 31, 2000.

                                                         FIRST    SECOND     THIRD    FOURTH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
millions                                                -------   -------   -------   -------
2000                                                      $6        $6        $13       $13
1999                                                      $6        $6        $ 6       $ 7

     The amount of future common stock dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis.
     For additional information, see Dividends under Item 7 and Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     See Summary Financial Data on page 1 of the Annual Report, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

MERGER TRANSACTION On July 14, 2000, Anadarko merged with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME). The merger was treated as a tax-free reorganization and accounted for as a purchase business combination. Under this method of accounting, the Company's historical operating results for periods prior to the merger are the same as Anadarko's historical operating results.

                            SELECTED FINANCIAL DATA

                                                               2000     1999     1998
millions except per share amounts                             ------   ------   ------
Revenues                                                      $5,686   $1,771   $1,307
Costs and expenses                                             4,267    1,596    1,315
Merger expenses                                                   67       --       --
Interest expense                                                  93       74       58
Other (income) expense                                          (167)      (4)      (1)
Net income (loss) available to common stockholders before
  cumulative effect of change in accounting principle         $  813   $   32   $  (49)
Net income (loss) available to common stockholders            $  796   $   32   $  (49)
Earnings (loss) per share -- before cumulative effect of
  change in accounting principle -- basic                     $ 4.42   $ 0.25   $(0.41)
Earnings (loss) per share -- before cumulative effect of
  change in accounting principle -- diluted                   $ 4.25   $ 0.25   $(0.41)
Earnings (loss) per share -- basic                            $ 4.32   $ 0.25   $(0.41)
Earnings (loss) per share -- diluted                          $ 4.16   $ 0.25   $(0.41)

NET INCOME For 2000, Anadarko reported net income available to common stockholders of $796 million, or $4.16 per share (diluted). Net income available to common stockholders before the cumulative effect of a change in accounting principle was $813 million or $4.25 per share (diluted), compared to a 1999 net income of $32 million, or 25 cents per share (diluted). Net income for 2000 includes a charge of $50 million ($32 million after taxes) for impairments related to various international properties. Excluding the impairments and the effect of cumulative change in accounting principle, Anadarko's income available to common stockholders was $845 million or $4.38 per share (diluted). Anadarko's 1999 performance was adversely affected by a non-cash charge of $24 million ($15 million after tax) related to impairments for exploration efforts in various international locations. Excluding the impairment, Anadarko had net income in 1999 of $47 million, or 37 cents per share (diluted). During 1998, a non-cash charge of $70 million ($45 million after taxes) was recorded to impair certain international exploration activity. Excluding the impairment, Anadarko's loss for 1998 was $5 million, or four cents per share (diluted).

                                    REVENUES

                                                               2000     1999     1998
millions                                                      ------   ------   ------
Gas sales                                                     $1,591   $  353   $  341
Oil and condensate sales                                         948      247      130
Natural gas liquids sales                                        264       88       68
Marketing sales                                                2,823    1,081      763
Minerals and other                                                60        2        5
                                                              ------   ------   ------
Total                                                         $5,686   $1,771   $1,307
                                                              ------   ------   ------

REVENUES Revenues for 2000 were up 221% to $5,686 million compared to 1999 revenues of $1,771 million. The increase in revenues and net income was due to the RME merger, a significant improvement in commodity prices and an increase in Algeria oil production. See Analysis of Sales Volumes and Prices. Anadarko adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and the Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs" for the year ended December 31, 2000. As a result, purchases of gas and oil and transportation expenses have been reclassified to costs and expenses. Prior year results have been reclassified to conform to the current presentation. Anadarko's revenues for 1999 were up 36% compared to 1998 revenues of $1,307 million. The increase in revenues in 1999 from 1998 was due to a significant improvement in prices for crude oil and natural gas and an increase in Algeria oil production.

                               COSTS AND EXPENSES

                                                               2000     1999     1998
millions                                                      ------   ------   ------
Marketing purchases and transportation                        $2,824   $1,037   $  712
Operating expenses                                               438      179      196
Administrative and general                                       180      102       95
Depreciation, depletion and amortization                         593      218      204
Other taxes                                                      128       36       38
Provision for doubtful accounts                                   23       --       --
Impairments related to international properties                   50       24       70
Amortization of goodwill                                          31       --       --
                                                              ------   ------   ------
Total                                                         $4,267   $1,596   $1,315
                                                              ------   ------   ------

COSTS AND EXPENSES During 2000, Anadarko's costs and expenses increased $2.7 billion or 167% compared to 1999. During 2000, costs and expenses were impacted by the following factors:
     (1) Marketing purchases and transportation increased $1.8 billion (172%) due to an increase in third-party gas and oil purchases.
     (2) Operating expenses and other taxes increased $351 million (163%) due primarily to the 127% increase in production volumes associated with the RME merger and higher downstream expenses associated with an increase in natural gas liquids (NGLs) production of 85%.
     (3) Administrative and general expenses were up $78 million (76%) due primarily to an increase in costs associated with the Company's growing workforce as a result of the RME merger.
     (4) Depreciation, depletion and amortization (DD&A) expense rose $375 million (172%) due primarily to a 127% increase in production volumes as a result of the RME merger and higher production volumes in Algeria and East Texas.
     (5) Provision for doubtful accounts increased $23 million.
     (6) Impairments related to international properties increased $26 million.
     (7) Amortization of goodwill increased by $31 million.

     During 1999 Anadarko's costs and expenses increased $281 million or 21% compared to 1998. During 1999, costs and expenses were impacted by the following factors:
     (1) Marketing purchases and transportation increased $325 million (46%) due to an increase in third-party gas and oil purchases.
     (2) Operating expenses decreased $17 million (9%) due primarily to cost savings plans and the application of new technology to field production operations and a decrease in downstream expenses.
     (3) Administrative and general expenses were up $7 million (7%), reflecting lower capitalization of overhead primarily related to a full year of production in Algeria.
     (4) DD&A expense rose $14 million (7%) due primarily to an increase in the U.S. DD&A rate related to higher future development costs of reserves and an increase in production volumes due primarily to Algeria.
     (5) Impairments related to international properties decreased $46 million.

MERGER EXPENSES During 2000, merger costs of $67 million were expensed related to the RME merger. These expenses relate primarily to the issuance of stock for retention of employees ($40 million), transition, integration, hiring and relocation costs ($14 million), deferred compensation ($8 million) and vesting of restricted stock and stock options ($5 million).

                                INTEREST EXPENSE

                                                              2000   1999   1998
millions                                                      ----   ----   ----
Gross interest expense                                        $193   $96    $83
Capitalized interest                                          (100)  (22)   (25)
                                                              ----   ---    ---
Net interest expense                                          $ 93   $74    $58
                                                              ----   ---    ---

INTEREST EXPENSE Anadarko's gross interest expense has increased over the past three years due primarily to the RME merger in 2000 as well as higher levels of borrowings for capital expenditures, including producing property acquisitions. Gross interest expense in 2000 was up 101% compared to 1999 primarily due to the RME merger and higher average borrowings in 2000. Gross interest expense in 1999 increased 16% compared to 1998 also primarily due to higher average borrowings during 1999. See Liquidity and Long-term Debt.

OTHER (INCOME) EXPENSE Other income for 2000 includes $175 million related to the effect of significantly higher value for firm transportation subject to a keep-whole agreement. See Derivative Financial Instruments under Item 7A of this Form 10-K Annual Report (Form 10-K). Other income is offset partly by $7 million related to foreign exchange losses in 2000.

ANALYSIS OF SALES VOLUMES AND PRICES

                    ANNUAL SALES VOLUMES AND AVERAGE PRICES

                                                               2000     1999     1998
                                                              ------   ------   ------
NATURAL GAS
  UNITED STATES (BCF)                                            338      170      177
     MMcf/d                                                      922      465      484
     Price per Mcf                                            $ 4.11   $ 2.08   $ 1.92
  CANADA* (BCF)                                                   46       --       --
     MMcf/d                                                      127       --       --
     Price per Mcf                                            $ 4.38       --       --
  OTHER INTERNATIONAL* (BCF)                                       1       --       --
     MMcf/d                                                        3       --       --
     Price per Mcf                                            $ 1.08       --       --
  TOTAL (BCF)                                                    385      170      177
     MMcf/d                                                    1,052      465      484
     Price per Mcf                                            $ 4.13   $ 2.08   $ 1.92
CRUDE OIL AND CONDENSATE
  UNITED STATES (MMBBLS)                                          15        9       10
     MBbls/d                                                      40       23       26
     Price per barrel                                         $28.72   $15.79   $11.44
  CANADA* (MMBBLS)                                                 4       --       --
     MBbls/d                                                      12       --       --
     Price per barrel                                         $27.38       --       --
  ALGERIA** (MMBBLS)                                              10        6        1
     MBbls/d                                                      26       17        4
     Price per barrel                                         $28.76   $18.23   $11.99
  OTHER INTERNATIONAL* (MMBBLS)                                    7       --       --
     MBbls/d                                                      20       --       --
     Price per barrel                                         $18.35       --       --
  TOTAL (MMBBLS)                                                  36       15       11
     MBbls/d                                                      98       40       30
     Price per barrel                                         $26.49   $16.83   $11.51
NATURAL GAS LIQUIDS
  TOTAL (MMBBLS)                                                  12        7        7
     MBbls/d                                                      33       18       18
     Price per barrel                                         $21.70   $13.40   $10.29
BARRELS OF OIL EQUIVALENT (MMBOE)
  United States                                                   83       44       46
  Canada*                                                         12       --       --
  Algeria**                                                       10        6        1
  Other International*                                             7       --       --
  Total                                                          112       50       47

---------------
Bcf -- billion cubic feet
MMBbls -- million barrels
MBbls/d -- thousand barrels per day
Mcf -- thousand cubic feet
MMcf/d -- million cubic feet per day
MMBOE -- million barrels of oil equivalent
  * In July 2000, Anadarko acquired production in Canada and other international areas as a result of the merger with RME.
 ** In May 1998, production commenced from the Company's operations in Algeria.

NATURAL GAS Anadarko's natural gas sales volumes in 2000 were up 126% compared to 1999 primarily due to the RME merger and increased production in East Texas and Louisiana. The Company's average wellhead gas price in 2000 was up 99% over 1999. Anadarko's average wellhead gas price in 1999 increased 8% from 1998.
     Natural gas markets improved significantly in 2000, with the Company's average realized price increasing from $2.08 per Mcf in 1999 to $4.13 per Mcf in 2000. The stronger prices were the result of lower nationwide production volumes and higher gas demand, particularly from electric power generation facilities. Natural gas markets were volatile in 1998, with the Company's average monthly price fluctuating from a high of $2.16 per Mcf in January 1998 to a low of $1.55 per Mcf in September 1998. Anadarko employs marketing strategies to help manage production and sales volumes and mitigate the effect of the price volatility, which is likely to continue in the future. See Derivative Financial Instruments under Item 7A of this Form 10-K.

             QUARTERLY NATURAL GAS SALES VOLUMES AND AVERAGE PRICES

                                                              2000    1999    1998
                                                              -----   -----   -----
FIRST QUARTER
  Bcf                                                            44      44      44
  MMcf/d                                                        486     489     489
  Price per Mcf                                               $2.46   $1.59   $2.02

SECOND QUARTER
  Bcf                                                            49      42      42
  MMcf/d                                                        536     461     463
  Price per Mcf                                               $3.20   $1.95   $1.98

THIRD QUARTER
  Bcf                                                           138      42      46
  MMcf/d                                                      1,498     456     497
  Price per Mcf                                               $3.80   $2.40   $1.82

FOURTH QUARTER
  Bcf                                                           154      42      45
  MMcf/d                                                      1,676     456     487
  Price per Mcf                                               $5.18   $2.40   $1.88

CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS Due primarily to the RME merger and growth in Algeria production, Anadarko's crude oil and condensate sales in 2000 increased 140% from 1999. The 1999 oil and condensate volumes increased 36% compared to 1998, due primarily to additional growth in Algeria production. Production of oil usually is not affected by seasonal swings in demand or in market prices.
     Anadarko's average realized crude oil price for 2000 increased 57% compared to 1999. The improvement in crude oil prices for 2000 was due in large part to a decrease in the production quotas among the Organization of Petroleum Exporting Countries (OPEC). Crude oil prices in 1999 were up 46% compared to 1998.
     The Company's NGLs sales volumes in 2000 increased 71% compared to 1999. NGLs sales volumes in 1999 were essentially flat compared to 1998. The 2000 average NGLs price was up 62% compared to 1999. By comparison, 1999 NGLs prices were 30% above 1998. NGLs production is dependent on natural gas prices and the economics of processing the natural gas volumes to extract NGLs.

MARKETING STRATEGIES

NATURAL GAS The North American natural gas market has grown significantly throughout the last 10 years and management believes continued growth to be likely. Natural gas prices have been extremely volatile and are expected to continue to be so. Management believes the Company's excellent portfolio of exploration and development prospects should position Anadarko to continue to participate in this growth. Anadarko's wholly-owned marketing subsidiary -- Anadarko Energy Services Company (AES) -- is a full-service marketing company offering supply assurance, competitive pricing and services tailored to its customers' needs. Approximately 40% of the Company's gas production was sold through AES in 2000. AES also purchases and sells third-party gas in the Company's market areas. Approximately 56% of the Company's gas production was sold under long-term contracts to Duke Energy in 2000.
     AES sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. AES has expanded its marketing capabilities to move larger volumes of gas into and out of the "daily" gas market to take advantage of any price volatility. Included in this strategy is the use of leased natural gas storage facilities and various hedging strategies to better manage price risk associated with natural gas sales. See Derivative Financial Instruments under Item 7A of this Form 10-K.

CRUDE OIL AND CONDENSATE Anadarko's revenues are derived from production in the U.S., Canada, Algeria, and other international areas. Presently, most of the Company's U.S. crude oil production is sold on 30-day "evergreen" contracts with prices based on postings plus a premium. Most of the Company's Canada oil production is sold on a term basis of one year or greater. Oil from the HBNS field in Algeria is lifted by tanker load and sold as Saharan Blend to customers primarily in the Mediterranean area. Saharan Blend is a very high quality crude that provides refiners with large quantities of premium products like high quality jet and diesel fuel. AES purchases and sells third-party crude oil and condensate in the Company's domestic and international market areas.

GAS GATHERING SYSTEMS AND PROCESSING Anadarko's investment in gas gathering operations allows the Company to better manage its gas production, improve ultimate recovery of reserves, enhance the value of gas production and expand marketing opportunities. The Company has invested $158 million to build or acquire gas gathering systems over the last five years. The vast majority of the gas flowing through these systems is from Anadarko operated wells.
     Anadarko processes gas and has interests in one operated plant and three non-operated plants. Additionally, the Company processes gas at various third-party plants under agreements generally structured to provide for the extraction and sale of NGLs in efficient plants with flexible commitments. Anadarko's strategy to aggregate gas through Company-owned and third-party gathering systems allows Anadarko to secure processing arrangements in each of the regions where the Company has significant production.
     Anadarko increased its gas marketing opportunities by purchasing the stock of Pinnacle Gas Treating, Inc. The transaction valued at $38 million, which closed in January 2001, gives Anadarko ownership of a natural gas pipeline that runs through the heart of its Bossier properties. The acquisition provides the Company greater flexibility in shipping and marketing its gas from the area as well as improved service to other shippers. The network, which has a capacity of 500 MMcf/d of gas, consists of 60 miles of large-diameter pipe, 40 miles of small-diameter laterals and spurs in addition to a 60-mile fuel redelivery system. The Bethel treating plant acquired in the transaction removes carbon dioxide and hydrogen sulfide from gas and can handle as much as 300 MMcf/d of gas. In 2001, Anadarko has plans to expand the Bethel plant to accommodate growing volumes in the area.

OPERATING RESULTS

DRILLING ACTIVITY During 2000, Anadarko participated in a total of 709 gross wells, including 385 gas wells, 269 oil wells and 55 dry holes. This compares to 200 gross wells (122 gas wells, 52 oil wells and 26 dry holes) in 1999 and 402 gross wells (149 gas wells, 192 oil wells and 61 dry holes) in 1998. The increase in activity during 2000 was a result of the RME merger and improved commodity prices.
     The Company's 2000 exploration and development drilling program is discussed in Properties and Activities under Item 1 of this Form 10-K.

                           DRILLING PROGRAM ACTIVITY

                                                               GAS     OIL    DRY    TOTAL
                                                              -----   -----   ----   -----
2000 EXPLORATORY
  Gross                                                          17      15     24      56
  Net                                                          11.7    10.1   17.6    39.4
2000 DEVELOPMENT
  Gross                                                         368     254     31     653
  Net                                                         300.3   196.0   24.8   521.1
1999 EXPLORATORY
  Gross                                                           9       1      8      18
  Net                                                           8.2     0.2    4.9    13.3
1999 DEVELOPMENT
  Gross                                                         113      51     18     182
  Net                                                          98.8    28.7   15.7   143.2

---------------

Gross: total wells in which there was participation.
Net: working interest ownership.

RESERVE REPLACEMENT Drilling activity is not the best measure of success for an exploration and production company. Anadarko focuses on growth and profitability. Reserve replacement is the key to growth and future profitability depends on the cost of finding oil and gas reserves, among other factors. The Company believes its performance in both areas is excellent. For the 19th consecutive year, Anadarko more than replaced annual production volumes with proved reserves of natural gas, crude oil, condensate and NGLs, stated on a barrel of oil equivalent (BOE) basis.
     During 2000, Anadarko's worldwide reserve replacement was 1,059% including the effect of the RME merger transaction or 242% excluding the effect of the RME merger transaction, of total production -- which reached a record of 112 MMBOE. The Company's worldwide reserve replacement in 1999 was 213% of total production of 50 MMBOE. The Company's worldwide reserve replacement in 1998 was 581% of total production of 47 MMBOE. Over the last five years, the Company's annual reserve replacement has averaged 629% of annual production volumes or 315% excluding the effect of the RME merger transaction.
     Anadarko continues to increase its energy reserves in the U.S. In 2000, the Company replaced 855% or 224% excluding the effect of the RME merger transaction of its U.S. production volumes with U.S. reserves. This compares to a U.S. reserve replacement of 128% in 1999 and 462% in 1998. The Company's U.S. reserve replacement for the five-year period 1996-2000 was 452% of production or 246% excluding the RME merger transaction. By comparison, the most recent published U.S. industry average (1995-1999) was 102%. (Source: U.S. Department of Energy) Anadarko's U.S. reserve replacement performance for the same period 1995-1999 was 228% of production. Industry data for 2000 are not yet available.

COST OF FINDING Cost of finding results in any one year can be misleading due to the long lead times associated with exploration and development. A better measure of cost of finding performance is over a five-year period. Anadarko has generally outperformed the industry in average finding costs. For the period 1996-2000, Anadarko's worldwide finding cost was $5.89 per BOE, which includes the cost of acquiring the RME reserves. Stated excluding the effect of the RME merger transaction, Anadarko's finding cost for the same period was $4.24 per BOE. The Company's U.S. finding performance for the same period was $6.86 per BOE or $4.95 per BOE excluding the effect of the RME merger transaction. Industry data for 2000 are not yet available. For comparison purposes, the most recent published five-year average (1995-1999) for the industry shows worldwide finding cost was $4.57 per BOE and U.S. finding cost was $5.79 per BOE. (Source: Arthur Andersen) For the same five-year period of 1995-1999, Anadarko's worldwide finding cost was $3.53 per BOE and its U.S. finding cost was $4.29 per BOE.
     For 2000, Anadarko's worldwide finding cost was $7.19 per BOE or $5.72 per BOE excluding the effect of the RME merger transaction. This compares to $4.87 per BOE in 1999 and $3.13 per BOE in 1998. Anadarko's U.S. finding cost for 2000 was $8.49 per BOE or $6.54 per BOE excluding the effect of the RME merger transaction. This compares to $9.06 per BOE in 1999 and $3.11 per BOE in 1998. Finding costs in 2000 have increased partly due to increases in oilfield services costs.

PROVED RESERVES At the end of 2000, Anadarko's proved reserves were 2.06 billion BOE compared to 991 MMBOE at year-end 1999 and 935 MMBOE at year-end 1998. Reserves increased by 108% in 2000 compared to 1999 due primarily to the RME merger and exploration and development drilling in both the U.S. and overseas. Anadarko's proved reserves have grown by 191% over the past three years, primarily as a result of the RME merger and successful exploration projects in Alaska, Algeria and the Gulf of Mexico, as well as successful exploitation and development drilling programs in major domestic fields in core areas onshore and offshore and producing property acquisitions.
     The Company's proved natural gas reserves at year-end 2000 were 6.09 trillion cubic feet (Tcf), compared to 2.51 Tcf at year-end 1999 and 2.65 Tcf at year-end 1998. Anadarko's proved gas reserves have increased 252% since year-end 1997, reflecting the RME merger and continued development activity onshore in the U.S. Anadarko's crude oil, condensate and NGLs reserves at year-end 2000 increased 82% to 1.05 billion barrels, compared to 573 MMBbls at year-end 1999 and 494 MMBbls at year-end 1998. Crude oil reserves have risen by 149% over the last three years primarily due to the RME merger and large discoveries in Alaska, Algeria and the Gulf of Mexico. Crude oil, condensate and NGLs reserves comprise 51% of the Company's proved reserves at year-end 2000, compared to about 58% at year-end 1999 and 53% at year-end 1998.
     The Company emphasizes that the volumes of reserves are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.
     At December 31, 2000, the present value (discounted at 10%) of future net revenues from Anadarko's proved reserves was $33.1 billion, before income taxes, and was $21.4 billion, after income taxes, (stated in accordance with the regulations of the Securities and Exchange Commission (SEC) and Financial Accounting Standards Board). The 2000 estimated present value of future net revenues, after income taxes, increased 388% compared to 1999 primarily due to the addition of proved reserves related to the RME merger, significantly higher natural gas prices at year-end 2000 and successful drilling worldwide. See Supplemental Information on Oil and Gas Exploration and Production Activities
-- Unaudited in the Consolidated Financial Statements under Item 8 of this Form 10-K.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves, and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

ACQUISITIONS AND DIVESTITURES

     The Company's strategy includes an active asset acquisition and divestiture program. In July 2000, Anadarko acquired approximately 912 MMBOE of proved reserves with the RME merger, located primarily in the United States, Canada and Latin America. Excluding the RME merger transaction, during 1998-2000, Anadarko acquired through purchases and trades 65 MMBOE of proved reserves for $247 million. During the same time period, the Company sold properties, either as a strategic exit from a certain area or asset rationalization in existing core areas, with proceeds totaling $124 million. Reserves associated with these sales and trades were 30 MMBOE.

     In February 2001, Anadarko announced it has entered into an agreement to acquire Canadian-based Berkley Petroleum Corporation for C$11.40 per share in cash for an equity value of about U.S.$777 million plus the assumption of debt estimated at U.S.$250 million. The transaction is expected to close mid-March 2001.
     In 2001, the Company is also considering dispositions of certain producing properties in non-core areas.

PROPERTIES AND LEASES

PRODUCING PROPERTIES The Company owns 8,708 net producing gas wells and 6,011 net producing oil wells worldwide. The following schedule shows the number of developed and undeveloped lease acres in which Anadarko held interests at December 31, 2000.

                                    ACREAGE

                                               DEVELOPED        UNDEVELOPED          TOTAL
                                            ---------------   ---------------   ---------------
                                            GROSS     NET     GROSS     NET     GROSS     NET
                thousands                   ------   ------   ------   ------   ------   ------
United States
  Onshore -- Lower 48                        2,990    2,022    2,115    1,353    5,105    3,375
  Offshore                                     499      205    1,215      787    1,714      992
  Alaska                                        18        4    1,373      467    1,391      471
                                            ------   ------   ------   ------   ------   ------
Total                                        3,507    2,231    4,703    2,607    8,210    4,838
                                            ------   ------   ------   ------   ------   ------
Canada                                       1,646      962    6,007    1,984    7,653    2,946
Algeria*                                       160       27    3,745      917    3,905      944
Other International                            688      219   26,439   11,347   27,127   11,566

---------------

* Developed acreage in Algeria relates only to areas with an Exploitation License. A portion of the undeveloped acreage in Algeria will be relinquished in the future upon finalization of Exploitation License boundaries.

LAND GRANT AND OTHER FEE MINERALS The Company also owns fee mineral acreage totaling 9,424,000 (gross) or 8,478,000 (net) acres as of December 31, 2000. Of this amount, 7,929,000 (gross) or 7,739,000 (net) acres are within the Company's Land Grant area in Wyoming, Colorado and Utah. The Company holds royalty interests of varying percentages in approximately one million gross acres of the Land Grant that are subject to exploration and production agreements with third parties. The Company's fee mineral acreage is primarily undeveloped.

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

     For a description of certain environmental proceedings in which the Company is involved, see Note 18 of the Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

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

ADDITIONAL FACTORS AFFECTING BUSINESS

     The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed below and elsewhere in this Form 10-K and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward looking statements.

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

LEGAL PROCEEDINGS

General The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos and benzene while working at a refinery in Corpus Christi, which the Company sold in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
     For a description of certain legal proceedings in which the Company is involved, see Legal Proceedings under Item 3 of this Form 10-K.

CAPITAL EXPENDITURES, LIQUIDITY AND LONG-TERM DEBT

                              CAPITAL EXPENDITURES

                                                               2000    1999   1998
millions                                                      ------   ----   ----
Exploration                                                   $  429   $189   $257
Development                                                      921    311    344
Acquisitions of producing properties                              54     50    143
Gathering and other                                               80     27     58
Interest and overhead                                            224    103    115
                                                              ------   ----   ----
Total                                                         $1,708   $680   $917
                                                              ------   ----   ----

CAPITAL EXPENDITURES Anadarko's total capital spending in 2000 was $1.7 billion, an increase of 151% compared to 1999 capital spending of $680 million and an increase of 86% compared to 1998 capital spending of $917 million. The largest categories of capital spending in 2000, 1999 and 1998 were for exploration and development activities in the U.S. and overseas. The Company funded its capital investment programs in

2000, 1999 and 1998 primarily through cash flow, plus increases in long-term debt, issuance of preferred and common stock and proceeds from property sales.
     Capital spending for 2001 has been set at $2.8 billion, a 65% increase compared to 2000. The capital budget for 2001 includes $1.4 billion for development, $830 million for exploration, $245 million for gas gathering and other, and $327 million for capitalized interest and overhead.
     The primary focus of the 2001 budget is to find additional natural gas reserves and increase gas production in the Lower 48, the Gulf of Mexico and in Canada. More than half of the 2001 capital budget is earmarked primarily for ongoing development drilling and construction to increase production from existing fields in Texas, the Gulf of Mexico, the Rockies, Western Canada, the North Slope of Alaska and Algeria. About 30% of the capital budget will be spent on ongoing exploration programs primarily in the sub-salt and deep waters of the Gulf of Mexico, Canada and in Texas, but also on new prospects in the North Atlantic, West Africa, Tunisia, Australia and the former Soviet Republic of Georgia. Another 5% is budgeted for construction of plants, gathering and treating facilities and pipelines.
     Anadarko believes that cash flow and existing or available credit facilities will provide the majority of funds to meet its capital and operating requirements for 2001. The Company will continue to evaluate funding alternatives, including property sales and additional borrowing, to secure other funds for capital development. At this time, Anadarko has no plans to issue common stock other than through its Dividend Reinvestment and Stock Purchase Plan.

LIQUIDITY AND LONG-TERM DEBT At year-end 2000, Anadarko's total debt was $4.0 billion. This compares to total debt of $1.4 billion at year-end 1999 and 1998. As a result of the RME merger, the liabilities of RME became liabilities of the Company. Accordingly, the financial statements of the Company include an aggregate of approximately $2.5 billion of outstanding RME debt assumed at the date of the merger.
     In March 2000, Anadarko issued $345 million of Zero Coupon Convertible Debentures due March 2020, with a face value at maturity of $690 million. The debentures were issued at a discount and accrue interest at 3.50% annually until reaching face value at maturity; however, interest will not be paid prior to maturity. The debentures were issued with an initial conversion premium of 40% and are convertible into common stock at the option of the holder at any time at a fixed conversion rate. Holders have the right to require Anadarko to repurchase their debentures at a specified price in March 2003, 2008 and 2013. The debentures are redeemable at the option of Anadarko after three years. The net proceeds from the offering were used to repay floating interest rate debt.
     In April 2000, the Company entered into a 364-Day Credit Agreement. The aggregate amount of commitments is $300 million and expires in April 2001.
     In October 2000, the Company amended the RME Competitive Advance/Revolving Credit Agreement. This amendment reduced bank commitments to $450 million, provided a Company guarantee and shortened the maturity to October 2001.
     In December 2000, the Company entered into a synthetic lease agreement in which the lessor has agreed to fund up to $48 million for an existing office building in The Woodlands, Texas. The term of the agreement is five years. Lease payments began in January 2001. At the end of the lease term, the Company has the option to renew the lease for one-year terms, up to seven terms, or to purchase the building for a price including the outstanding lease balance. If Anadarko elects not to renew the lease or purchase the building, the Company must arrange the sale of the building to a third party. Under the sale option, Anadarko has guaranteed a percentage of the total original cost as the residual fair value of the building.
     In February 2001, Anadarko, Anadarko Capital Trust I, Anadarko Capital Trust II and Anadarko Capital Trust III filed a shelf registration statement with the SEC that permits the issuance of up to $1 billion in debt securities, preferred stock, depositary shares, common stock, warrants, purchase price adjustments and purchase units. In addition, the Trusts may issue preferred securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.
     In March 2001, Anadarko issued $650 million of Zero Yield Puttable Contingent Debt Securities due 2021. The debt securities were priced with a zero coupon, zero yield to maturity and a conversion premium of 38%. The proceeds from the debt securities will be used initially to finance costs associated with the acquisition of Berkley Petroleum Corporation.

     Anadarko's net cash from operating activities in 2000 was $1.5 billion compared to $318 million in 1999 and $240 million in 1998.

NEW ACCOUNTING PRINCIPLES

ACCOUNTING FOR DERIVATIVES Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended, provides guidance for accounting for derivative instruments and hedging activities. The Company adopted this standard in January 2001. The Company estimates the effect of the transition adjustments, after taxes, will be a reduction of $5 million to both net income and other comprehensive income.

DIVIDENDS

     In 2000, Anadarko paid $38 million in dividends to its common stockholders (5 cents per share per quarter). In 1999, Anadarko paid $25 million in dividends to its common stockholders (5 cents per share per quarter). The dividend amount in 1998 was $23 million (3.75 cents per share in the first quarter, and 5 cents per share in the second, third and fourth quarters). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986.
     In 2000, 1999 and 1998, the Company also paid $11 million, $11 million and $7 million, respectively, in preferred stock dividends. The preferred stock was issued in May 1998.
     The Company's Bank Credit Agreements require a minimum balance of $650 million to be maintained in stockholders' equity. As a result, the amount of retained earnings available for dividends as of December 31, 2000 was $1.5 billion. The amount of future common stock dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS Anadarko's derivative commodity instruments currently are comprised of futures, swaps and options contracts. The volume of derivative commodity instruments utilized by the Company to hedge its market price risk and in its energy trading operation can vary during the year within the boundaries of its established policy guidelines. See Notes 1 and 7 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. Derivative financial instruments utilized to manage or reduce commodity price risk related to the Company's equity production (with the exception of net written options) are accounted for under the hedge or deferral method of accounting. Under this method, realized gains/losses and option premiums are recognized in the statement of income when the underlying physical oil and gas production is sold. Accordingly, realized derivative gains/losses are generally offset by similar changes in the realized prices of the underlying physical oil and gas production. Realized derivative gains/losses are reflected in the average sales price of the physical oil and gas production. Margin deposits, deferred realized gains/ losses and premiums are included in other current assets or liabilities. Unrealized gains/losses are not recorded. The majority of the derivatives into which the Company enters have terms of less than 12 months. As of December 31, 2000, the Company had a net unrealized loss of $74 million (gains of $11 million and losses of $85 million) on derivative commodity instruments entered into to hedge equity production. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in commodity prices, the potential additional loss on these derivative commodity instruments would be approximately $45 million.
     Derivative financial instruments utilized in the Company's marketing activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment (see Note 14 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K), as well as net written options related to the Company's equity production are accounted for under the mark-to-market accounting method. Under this method, the derivatives are revalued. Premiums and unrealized gains/losses are immediately recorded in the statement of income and carried as current assets or liabilities on the balance sheet. The derivative contracts entered into for trading purposes are typically for terms of less than 12 months. As of December 31, 2000 the Company had a net unrealized gain of $64 million (gains of $165 million and losses of $101 million) on derivative commodity instruments entered into for trading purposes. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in commodity prices, the potential additional gain would be approximately $9 million.
     RME was a party to several long-term firm gas transportation agreements that supported the gas marketing program within the gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Field Services, Inc. (Duke). Most of the GPM business segment's firm long-term transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, RME and Duke agreed RME will pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay RME if the transportation market values exceed the contract transportation rates (keep-whole agreement). Transportation contracts transferred to Duke in the GPM disposition, and the contract not transferred, all of which are included in the keep-whole agreement with Duke relate to various pipelines. This keep-whole agreement is accounted for on a mark-to-market basis as a part of the Company's marketing activities. This keep-whole agreement will be in effect until the earlier of each contract's expiration date or March 2009. During the last half of 2000, market rates for firm transportation (particularly those pipelines serving markets on the west coast) increased significantly. As a result, the Company recognized other income of $175 million during 2000. As of December 31, 2000, Other Current Assets and Other Long-term Liabilities included $117 million and $89 million, respectively, related to this agreement.
     From time to time, the Company uses derivative financial instruments to reduce its exposure to potential decreases in future transportation market values. While the derivatives are intended to reduce the Company's exposure to declines in transportation market rates, they also limit the potential to benefit from market price increases. As of December 31, 2000, the Company had an unrealized gain of $13 million on derivative financial instruments related to transportation rates. An analysis of these derivative financial instruments determined that an adverse price movement would not have a material effect on the financial position or results of operations of the Company.

INTEREST RATE RISK Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company's variable and fixed interest rate debt as well as fixed to floating interest rate swaps. The Company has evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's various debt instruments and its interest rate swap agreements. Based upon an analysis, utilizing the actual interest rates in effect as of December 31, 2000 and assuming a 10% increase in interest rates, the potential decrease in the fair value of the derivative interest swap instruments at December 31, 2000 does not have a material effect on the financial position or results of operations of the Company. See Notes 1 and 7 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

FOREIGN CURRENCY RISK The Company's Canadian subsidiary uses the Canadian dollar as its functional currency. The Company's Algerian subsidiary and the other international subsidiaries use the U.S. dollar as their functional currency. To the extent that business transactions in these countries are not denominated in the respective country's functional currency, the Company is exposed to foreign currency exchange rate risk. In addition, in these subsidiaries, certain asset and liability balances are denominated in currencies other than the subsidiary's functional currency. These asset and liability balances are remeasured in the preparation of the subsidiary's financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income.
     At December 31, 2000, Anadarko Canada had $650 million outstanding of fixed-rate notes and debentures denominated in U.S. dollars. During 2000, the Company recognized an $8 million pretax non-cash loss associated with the remeasurement of this debt. The potential foreign currency remeasurement impact on earnings from a 10% change in the December 31, 2000 Canadian exchange rate would be about $66 million.

     The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. The following table summarizes the Company's open foreign currency positions at December 31, 2000:

                                                               MATURITY YEAR
                                                                   2004
U.S.$ in millions, except foreign currency rates               -------------
Notional amount                                                   $   70
                                                                  ------
Forward rate                                                        1.36
Market rate                                                         1.48
                                                                  ------
Decrease in rate                                                   (0.12)
                                                                  ------
Fair value -- gain (loss)                                         $   (8)
                                                                  ------

     At December 31, 2000, the Company's Latin American subsidiaries had foreign deferred tax liabilities denominated in the local currency equivalent totaling $98 million. During 2000, the Company recognized deferred tax benefits of $1 million after taxes, associated with remeasurement of these deferred tax liabilities. The potential foreign currency remeasurement impact on net earnings from a 10% change in the year-end Latin American exchange rates would be approximately $10 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ANADARKO PETROLEUM CORPORATION
                                     INDEX
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
Report of Management                                           43
Independent Auditors' Report                                   44
Statement of Income, Three Years Ended December 31, 2000       45
Balance Sheet, December 31, 2000 and 1999                      46
Statements of Stockholders' Equity and Comprehensive Income,
  Three Years Ended
  December 31, 2000                                            47
Statement of Cash Flows, Three Years Ended December 31, 2000   48
Notes to Consolidated Financial Statements                     49
Supplemental Quarterly Information                             75
Supplemental Information on Oil and Gas Exploration and
  Production Activities                                        76

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

/s/ MICHAEL E. ROSE
Michael E. Rose
Executive Vice President, Finance and
Chief Financial Officer

                         ANADARKO PETROLEUM CORPORATION
                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for foreign crude oil inventories.

/s/ KPMG LLP

Houston, Texas
February 1, 2001

                         ANADARKO PETROLEUM CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME

                                                                YEARS ENDED DECEMBER 31
                                                              ---------------------------
                                                               2000      1999      1998
             millions except per share amounts                ------    ------    -------
REVENUES
Gas sales                                                     $1,591    $  353    $   341
Oil and condensate sales                                         948       247        130
Natural gas liquids sales                                        264        88         68
Marketing sales                                                2,823     1,081        763
Minerals and other                                                60         2          5
                                                              ------    ------    -------
Total                                                          5,686     1,771      1,307
                                                              ------    ------    -------
COSTS AND EXPENSES
Marketing purchases and transportation                         2,824     1,037        712
Operating expenses                                               438       179        196
Administrative and general                                       180       102         95
Depreciation, depletion and amortization                         593       218        204
Other taxes                                                      128        36         38
Provisions for doubtful accounts                                  23        --         --
Impairments related to international properties                   50        24         70
Amortization of goodwill                                          31        --         --
                                                              ------    ------    -------
Total                                                          4,267     1,596      1,315
                                                              ------    ------    -------
Operating Income (Loss)                                        1,419       175         (8)
OTHER (INCOME) EXPENSE
Merger expenses                                                   67        --         --
Interest expense                                                  93        74         58
Other (income) expense                                          (167)       (4)        (1)
                                                              ------    ------    -------
Total                                                             (7)       70         57
                                                              ------    ------    -------
Income (Loss) Before Income Taxes                              1,426       105        (65)
INCOME TAXES                                                     602        62        (23)
                                                              ------    ------    -------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                        $  824    $   43    $   (42)
                                                              ------    ------    -------
Preferred Stock Dividends                                         11        11          7
                                                              ------    ------    -------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS BEFORE
  CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    $  813    $   32    $   (49)
                                                              ------    ------    -------
Cumulative Effect of Change in Accounting Principle               17        --         --
                                                              ------    ------    -------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS            $  796    $   32    $   (49)
                                                              ------    ------    -------
PER COMMON SHARE
Net income (loss) -- before change in accounting
  principle -- basic                                          $ 4.42    $ 0.25    $ (0.41)
Net income (loss) -- before change in accounting
  principle -- diluted                                        $ 4.25    $ 0.25    $ (0.41)
Change in accounting principle -- basic                       $(0.09)   $   --    $    --
Change in accounting principle -- diluted                     $(0.09)   $   --    $    --
Net income (loss) -- basic                                    $ 4.32    $ 0.25    $ (0.41)
Net income (loss) -- diluted                                  $ 4.16    $ 0.25    $ (0.41)
Dividends                                                     $ 0.20    $ 0.20    $0.1875

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -- BASIC             184       125        120
                                                              ------    ------    -------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -- DILUTED           193       126        120
                                                              ------    ------    -------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                DECEMBER 31
                                                              ----------------
                                                               2000      1999
               millions except share amounts                  -------   ------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                     $   199   $   45
Accounts receivable, net of allowance                           1,376      260
Other current assets                                              319       51
                                                              -------   ------
Total                                                           1,894      356
                                                              -------   ------
PROPERTIES AND EQUIPMENT
Original cost                                                  15,843    5,917
Less accumulated depreciation, depletion and amortization       2,832    2,236
                                                              -------   ------
Net properties and equipment -- based on the full cost
  method of accounting for oil and gas properties              13,011    3,681
                                                              -------   ------
OTHER ASSETS                                                      368       61
                                                              -------   ------
GOODWILL                                                        1,348       --
Less accumulated amortization                                      31       --
                                                              -------   ------
Goodwill, net of amortization                                   1,317       --
                                                              -------   ------
                                                              $16,590   $4,098
                                                              -------   ------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                              $ 1,256   $  325
Accrued expenses                                                  420       62
                                                              -------   ------
Total                                                           1,676      387
                                                              -------   ------
LONG-TERM DEBT                                                  3,984    1,443
                                                              -------   ------
OTHER LONG-TERM LIABILITIES
Deferred income taxes                                           3,633      577
Other                                                             511      156
                                                              -------   ------
Total                                                           4,144      733
                                                              -------   ------
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00
  (2,000,000 shares authorized, 200,000 shares issued as of
    December 31, 2000 and 1999)                                   200      200
Common stock, par value $0.10
  (450,000,000 shares authorized, 253,303,363 and
    129,620,333 shares issued as of December 31, 2000 and
    1999, respectively)                                            25       13
Paid-in capital                                                 5,303      634
Retained earnings (as of December 31, 2000, retained
  earnings were not restricted as to the payment of
  dividends)                                                    1,521      764
Deferred compensation and ESOP (1,136,342 shares as of
  December 31, 2000)                                             (121)      (8)
Executives and Directors Benefits Trust, at market value
  (2,000,000 shares as of December 31, 2000 and 1999)            (145)     (68)
Accumulated other comprehensive income                              3       --
                                                              -------   ------
Total                                                           6,786    1,535
                                                              -------   ------
COMMITMENTS AND CONTINGENCIES                                      --       --
                                                              -------   ------
                                                              $16,590   $4,098
                                                              -------   ------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                               YEARS ENDED DECEMBER 31
                                                              --------------------------
                                                               2000      1999      1998
                          millions                            ------    ------    ------
PREFERRED STOCK
Balance at beginning of year                                  $  200    $  200    $   --
Preferred stock issued                                            --        --       200
                                                              ------    ------    ------
Balance at end of year                                           200       200       200
                                                              ------    ------    ------
COMMON STOCK
Balance at beginning of year                                      13        12         6
Common stock issued                                               12         1        --
Two-for-one stock split                                           --        --         6
                                                              ------    ------    ------
Balance at end of year                                            25        13        12
                                                              ------    ------    ------
PAID-IN CAPITAL
Balance at beginning of year                                     634       361       353
Common stock issued                                            4,592       267        17
Revaluation to market for Executives and Directors Benefits
  Trust                                                           77         6         2
Two-for-one stock split                                           --        --        (6)
Preferred stock issued                                            --        --        (5)
                                                              ------    ------    ------
Balance at end of year                                         5,303       634       361
                                                              ------    ------    ------
RETAINED EARNINGS
Balance at beginning of year                                     764       757       829
Net income (loss)                                                807        43       (42)
Dividends paid -- preferred                                      (11)      (11)       (7)
Dividends paid -- common                                         (39)      (25)      (23)
                                                              ------    ------    ------
Balance at end of year                                         1,521       764       757
                                                              ------    ------    ------
DEFERRED COMPENSATION AND ESOP
Balance at beginning of year                                      (8)       (9)      (11)
Issuance of restricted stock                                     (82)       (2)       (2)
Acquisition of ESOP                                              (74)       --        --
Amortization of restricted stock and release of ESOP shares       43         3         4
                                                              ------    ------    ------
Balance at end of year                                          (121)       (8)       (9)
                                                              ------    ------    ------
EXECUTIVES AND DIRECTORS BENEFITS TRUST
Balance at beginning of year                                     (68)      (62)      (60)
Revaluation to market                                            (77)       (6)       (2)
                                                              ------    ------    ------
Balance at end of year                                          (145)      (68)      (62)
                                                              ------    ------    ------
OTHER COMPREHENSIVE INCOME
Balance at beginning of year                                      --        --        --
Foreign currency translation adjustments                           3        --        --
                                                              ------    ------    ------
Balance at end of year                                             3        --        --
                                                              ------    ------    ------
STOCKHOLDERS' EQUITY                                          $6,786    $1,535    $1,259
                                                              ------    ------    ------

                     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS            $  796    $   32    $  (49)
Other comprehensive income (loss) -- net of taxes
  Foreign currency translation adjustments                        (3)       --        --
                                                              ------    ------    ------
COMPREHENSIVE INCOME (LOSS)                                   $  793    $   32    $  (49)
                                                              ------    ------    ------

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
                                                               2000       1999     1998
                          millions                            -------   --------   -----
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) before cumulative effect of change in
  accounting principle                                        $   824    $  43     $ (42)
Adjustments to reconcile net income (loss) before
  cumulative effect of change in accounting principle
  to net cash provided by operating activities:
  Depreciation, depletion and amortization                        594      220       206
  Amortization of goodwill                                         31       --        --
  Non-cash merger expenses                                         33       --        --
  Interest expense -- zero coupon debentures                       10       --        --
  Deferred income taxes                                           457       26       (23)
  Provision for doubtful accounts                                  23       --        --
  Impairments of international properties                          50       24        70
  Other non-cash items                                           (147)      --        --
                                                              -------    -----     -----
                                                                1,875      313       211
Increase in accounts receivable                                  (703)     (78)       (4)
Increase in accounts payable and accrued expenses                 415       99        32
Other items -- net                                                (51)     (16)       --
                                                              -------    -----     -----
Net cash provided by operating activities                       1,536      318       239
                                                              -------    -----     -----
CASH FLOW FROM INVESTING ACTIVITIES
Additions to properties and equipment                          (1,708)    (680)     (917)
Sales and retirements of properties and equipment                  61      129         6
Acquisition costs, net of cash acquired                           (53)      --        --
Proceeds from the sale of assets to be leased, net                 --       15        24
                                                              -------    -----     -----
Net cash used in investing activities                          (1,700)    (536)     (887)
                                                              -------    -----     -----
CASH FLOW FROM FINANCING ACTIVITIES
Additions to debt                                                 345      300       570
Retirements of debt                                              (321)    (282)     (100)
Increase in accounts payable, banks                                56       --         5
Dividends paid                                                    (50)     (36)      (30)
Issuance of common stock                                          288      264        15
Issuance of preferred stock                                        --       --       196
                                                              -------    -----     -----
Net cash provided by financing activities                         318      246       656
                                                              -------    -----     -----
NET INCREASE IN CASH AND CASH EQUIVALENTS                         154       28         8
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     45       17         9
                                                              -------    -----     -----
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   199    $  45     $  17
                                                              -------    -----     -----

          See accompanying notes to consolidated financial statements.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  SUMMARY OF ACCOUNTING POLICIES

GENERAL Anadarko Petroleum Corporation is engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are: RME Petroleum Company; Anadarko Canada Corporation (Anadarko Canada); and, Anadarko Algeria Company LLC (Anadarko Algeria).

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES The consolidated financial statements include the accounts of Anadarko and its subsidiaries. All significant intercompany transactions have been eliminated. The Company accounts for investments in affiliated companies (20% to 50% owned) using the equity method of accounting. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances. Certain amounts for prior years have been reclassified to conform to the current presentation. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

REVENUES Natural gas, oil and NGLs sales revenues are recorded using the sales method, whereby the Company recognizes sales revenues based on the amount of gas, oil and NGLs sold to purchasers on its behalf. Oil and gas marketing and gathering revenues are shown as marketing sales. Commodity trading positions are marked to market, with the related gains and losses included in marketing sales.

DERIVATIVE FINANCIAL INSTRUMENTS Derivative financial instruments utilized to manage or reduce commodity price risk related to the Company's equity production (with the exception of net written options) are accounted for under the hedge or deferral method of accounting. Under this method, realized gains/losses and option premiums are recognized in the statement of income when the underlying physical oil and gas production is sold. Accordingly, realized derivative gains/losses are generally offset by similar changes in the realized prices of the underlying physical oil and gas production. Realized derivative gains/losses are reflected in the average sales price of the physical oil and gas production. Margin deposits, deferred realized gains/losses and premiums are included in other current assets or liabilities. Unrealized gains/losses are not recorded.
     Derivative financial instruments utilized in the Company's marketing activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment (See Note 14), as well as net written options related to the Company's equity production are accounted for under the mark-to-market accounting method. Under this method, the derivatives are revalued. Premiums and unrealized gains/losses are recorded in the statement of income and carried as current assets or liabilities on the balance sheet.
     Realized gains and losses resulting from the Company's interest rate swap agreements are included in interest expense on a current basis. The swap agreements effectively convert a portion of the Company's fixed interest rate debt to variable interest rate debt.

INVENTORIES Materials and supplies and commodity inventories are stated at the lower of average cost or market. Commodities, when sold from inventory, are charged to expense using the average cost method.

PROPERTIES AND EQUIPMENT The Company uses the full cost method of accounting for exploration and development activities as defined by the United States Securities and Exchange Commission (SEC). Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that can be directly identified with exploration and development activities, but does not include any costs related to production, general corporate overhead or similar activities.
     The sum of net capitalized costs and estimated future development and dismantlement costs is amortized using the unit-of-production method. Excluded from amounts subject to amortization are costs associated

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

with unevaluated properties and major development projects. On a country-by-country basis, should the net capitalized costs exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be charged to current expense. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a cost center.
     All other properties and equipment are stated at original cost, which does not purport to represent replacement or market values.
     Operating fees received related to the properties in which the Company owns an interest are netted against operating expenses. Fees received in excess of costs incurred are recorded as a reduction to the full cost pool.

GOODWILL Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the merger with Union Pacific Resources Group Inc. (See Note 2) and is being amortized on a straight-line basis over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

ENVIRONMENTAL CONTINGENCIES The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the time of the completion of the remedial feasibility study. These accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

INTEREST CAPITALIZED The Company capitalizes interest on borrowed funds related to oil and gas expenditures that are not subject to amortization until completion of evaluation or development activities. Interest is capitalized only for the period in which activities are in progress to bring these projects to their intended use.

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

STOCK-BASED COMPENSATION The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted to employees or directors when the exercise price of options granted is equal to or above the fair market value of Anadarko's common stock on the date of grant.

EARNINGS PER SHARE The Company's basic earnings (loss) per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method and performance-based stock awards and the effect of the Company's convertible debt assuming the conversion occurred at the beginning of the year.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

CHANGE IN ACCOUNTING PRINCIPLE During 2000, the Company changed its method of accounting for the carrying value of foreign crude oil inventories from market to cost. This change was made as a result of a change in position on the carrying value of inventories recently communicated by the SEC. The change was effective January 2000 and the related adjustment to foreign crude oil inventories was $19 million ($17 million after taxes, or $0.09 per share).

NEW ACCOUNTING PRINCIPLES The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Previously, Anadarko included the margin related to oil and gas marketing activities as oil and gas revenues. SAB No. 101 requires that the purchases of oil and gas be reclassified to costs and expenses.
     The Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that certain transportation fees that were previously netted against revenues be reclassified as costs and expenses.
     Anadarko adopted the provisions of SAB No. 101 and EITF 00-10 for the year ended December 31, 2000. As a result, purchases of oil and gas, as well as certain transportation fees have been reclassified to costs and expenses. Prior year results have been reclassified to conform to the current presentation.
     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, provides guidance for accounting for derivative instruments and hedging activities. The Company adopted this standard in January 2001. The Company estimates the effect of the transition adjustments, after taxes, will be a reduction of $5 million to both net income and other comprehensive income.

2.  MERGER TRANSACTION

     On July 14, 2000, the Company merged with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME). Each share of common stock of RME issued and outstanding was converted into 0.455 shares of Anadarko common stock. The merger was treated as a tax-free reorganization and accounted for as a purchase business combination under generally accepted accounting principles. Under this method of accounting, the Company's historical operating results for periods prior to the merger are the same as Anadarko's historical operating results. At the date of the merger, the assets and liabilities of Anadarko remain based upon their historical costs, and the assets and liabilities of RME are recorded at their estimated fair market values.
     The following is a calculation of the purchase price:

millions, except per share amounts
Shares of common stock issued                                     114
Average of Anadarko stock price per share around the merger
  announcement                                                 $35.58
                                                               ------
Fair value of stock issued                                     $4,060
Add: Fair value of vested RME employee stock options assumed
  by Anadarko, less common stock issuance costs                   100
                                                               ------
                                                                4,160
Add: Capitalized merger costs                                     147
                                                               ------
Purchase price                                                 $4,307
                                                               ------

     Capitalized merger costs relate primarily to severance and relocation costs of RME employees ($80 million), professional fees directly related to the merger ($44 million) and other direct transaction costs

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2.  MERGER TRANSACTION (CONTINUED)

($23 million). In addition, merger costs of $67 million were expensed in 2000 related to the RME merger. These relate primarily to the issuance of stock for retention of employees ($40 million), transition, integration, hiring and relocation costs ($14 million), deferred compensation ($8 million) and vesting of restricted stock and stock options ($5 million).
     The following is the allocation of the purchase price to specific assets and liabilities based on estimates of fair values and costs, which will be adjusted to actual amounts as determined. Such adjustments are not expected to be material.

millions
Current assets                                                 $  655
Properties and equipment                                        8,325
Other assets                                                      229
Goodwill                                                        1,348
Current liabilities                                               959
Long-term debt                                                  2,507
Deferred income taxes                                           2,605
Other long-term liabilities                                       326
                                                               ------
Stockholders' equity                                           $4,160
                                                               ------

     In 2000, costs of $34 million, related to the closing of RME's offices in Fort Worth, Texas, were included in capitalized merger costs. During 2000, 238 RME employees actually separated and were paid pursuant to the severance plans and 226 RME employees were relocated to Houston.
     The remaining accrued liability balance included in capitalized merger costs is expected to be spent in 2001. The following table summarizes the activity in the accrued liability account for the year ended December 31, 2000:

millions
Capitalized merger costs                                      $ 147
Cash payments                                                  (111)
Non-cash payments                                               (10)
                                                              -----
Ending balance                                                $  26
                                                              -----

     The pro forma results for 2000 and 1999 are a result of combining the statement of income of Anadarko with the statement of income of RME adjusted for
1) certain costs that RME had expensed under the successful efforts method of accounting that are capitalized under the full cost method of accounting; 2) depreciation, depletion and amortization expense of RME calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting; 3) decreases to interest expense for the capitalization of interest on significant investments in unevaluated properties and major development projects and partly offset by the revaluation of RME debt under the purchase method of accounting, including the elimination of historical debt issuance amortization costs; 4) issuance of Anadarko common stock and stock options pursuant to the merger agreement, and 5) the related income tax effects of these adjustments based on the applicable statutory tax rates. It should be noted that the pro forma results do not include any merger expenses.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2.  MERGER TRANSACTION (CONTINUED)

     The following table presents the unaudited pro forma results of the Company as though the merger had occurred on January 1, 1999. Pro forma results are not necessarily indicative of actual results.

                                                               2000     1999
millions, except per share amounts                            ------   ------
Revenues                                                      $7,571   $4,506
Net income available to common stockholders                   $1,084   $  321
Earnings per share -- basic                                   $ 4.43   $ 1.34
Earnings per share -- diluted                                 $ 4.29   $ 1.33

3.  CASH AND CASH EQUIVALENTS

     As of December 31, 2000 and 1999, cash and cash equivalents included $300,000 and $500,000, respectively, held by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust. See Note 9.

4.  INVENTORIES

     The major classes of inventories, which are included in other current assets, are as follows:

                                                              2000   1999
millions                                                      ----   ----
Materials and supplies                                        $44    $14
Foreign crude oil                                              20     25
Natural gas                                                    15      7
                                                              ---    ---
Total                                                         $79    $46
                                                              ---    ---

5.  PROPERTIES AND EQUIPMENT

     A summary of the original cost of properties and equipment by classification follows:

                                                               2000      1999
millions                                                      -------   ------
Oil and gas properties                                        $14,031   $5,621
Minerals                                                        1,213       --
Gathering facilities                                              194      153
General properties                                                405      143
                                                              -------   ------
Total                                                         $15,843   $5,917
                                                              -------   ------

     Oil and gas properties and mineral investments are amortized using the unit-of-production method. All other properties are depreciated on the straight-line basis over the useful lives of the assets, which range from three to 25 years.
     Oil and gas properties include costs of $2.9 billion and $323 million at December 31, 2000 and 1999, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. Anadarko excludes all costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All excluded costs are reviewed quarterly to determine if impairment has occurred. Any impairment is added to the costs to be amortized or a charge is made against earnings for those international operations where a reserve base has not yet been established.
     During 2000, 1999 and 1998, the Company made provisions for impairments of international properties of $50 million, $24 million and $70 million, respectively, which were related to oil and gas properties. These impairments related to exploration activity in various international areas.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

5.  PROPERTIES AND EQUIPMENT (CONTINUED)

     Total interest costs incurred during 2000, 1999 and 1998 were $193 million, $96 million and $83 million, respectively. Of these amounts, the Company capitalized $100 million, $22 million and $25 million during 2000, 1999 and 1998, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The capitalization rates are based on the Company's weighted average cost of borrowings used to finance the expenditures.
     In addition to capitalized interest, the Company also capitalized internal costs of $124 million, $81 million and $91 million during 2000, 1999 and 1998, respectively. These internal costs were directly related to exploration and development activities and are included as part of the cost of oil and gas properties.

6.  LONG-TERM DEBT

     As a result of the RME merger, the liabilities of RME became liabilities of the Company. Accordingly, the financial statements of the Company include an aggregate of approximately $2.5 billion of outstanding RME debt at the date of the merger. As a result of the RME merger transaction, the Company recorded $116 million debt discount, representing the excess of the carrying value over the fair value of the debt acquired. The $112 million remaining debt discount as of December 31, 2000 is being amortized over the terms of the debt issues. A summary of long-term debt follows:

                                                                 PRINCIPAL
                                                              ---------------
                                                               2000     1999
millions                                                      ------   ------
Notes Payable, Banks*                                         $  199   $  145
Commercial Paper*                                                 --      198
Long-Term Portion of Capital Lease                                12       --
8 1/4% Notes due 2001                                            100      100
6.8% Debentures due 2002                                         247       --
6 3/4% Notes due 2003                                            100      100
5 7/8% Notes due 2003                                            100      100
6.5% Notes due 2005                                              192       --
7.375% Debentures due 2006                                       247       --
7% Notes due 2006                                                194       --
6.75% Notes due 2008                                             151       --
7.8% Debentures due 2008                                         150       --
7.3% Notes due 2009                                              156       --
7.05% Debentures due 2018                                        183       --
Zero Coupon Convertible Debentures due 2020                      355       --
7 1/4% Debentures due 2025                                        --      100
7.5% Debentures due 2026                                         188       --
7% Debentures due 2027                                           100      100
6.625% Debentures due 2028                                       100      100
7.15% Debentures due 2028                                        334       --
7.20% Debentures due 2029                                        300      300
7.95% Debentures due 2029                                        238       --
7.73% Debentures due 2096                                        100      100
7 1/4% Debentures due 2096                                       100      100
7.5% Debentures due 2096                                         138       --
                                                              ------   ------
Total                                                         $3,984   $1,443
                                                              ------   ------

---------------

* The average rates in effect December 31, 2000 and 1999 were 6.29% and 6.90%, respectively, for the Notes Payable, Banks. The average rate in effect at December 31, 1999 was 6.81% for the Commercial Paper.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

6.  LONG-TERM DEBT (CONTINUED)

     Anadarko has noncommitted lines of credit from several banks. The general provisions of these lines of credit provide for Anadarko to borrow funds for terms and rates offered from time to time by the banks. There are no fees associated with these lines of credit.
     The Company has a commercial paper program that allows Anadarko to borrow funds, at rates as offered, by issuing notes to investors for terms of up to 270 days.
     The 8 1/4% Notes due 2001, commercial paper and notes payable to banks have been classified as long-term debt in accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced," under the terms of Anadarko's Bank Credit Agreements.
     In April 2000, the Company entered into a 364-Day Credit Agreement. The aggregate amount of commitments is $300 million and expires in April 2001. In October 2000, the Company amended the RME Competitive Advance/Revolving Credit Agreement. The amendment reduced bank commitments to $450 million, provided a Company guarantee and shortened the maturity to October 2001. In addition, the Company has a $225 million Revolving Credit Agreement with a group of seven commercial banks, which will expire in 2002. Interest rates for these bank commitments are based on either the reference rate, the rate of certificate of deposit, the Eurodollar rate or a combination thereof. The agreements provide for commitment fees on the unused balances at a rate based on the Company's long-term debt rating. As of December 31, 2000, the Company had $199 million outstanding under various credit agreements.
     In March 2000, Anadarko issued $345 million of Zero Coupon Convertible Debentures due March 2020, with a face value at maturity of $690 million. The debentures were issued at a discount and accrue interest at 3.50% annually until reaching face value at maturity; however, interest will not be paid prior to maturity. The debentures were issued at an initial conversion premium of 40% and are convertible into common stock at the option of the holder at any time at a fixed conversion rate. Holders have the right to require Anadarko to repurchase their debentures at a specified price in March 2003, 2008 and 2013. The debentures are redeemable at the option of Anadarko after three years. The net proceeds from the offering were used to repay floating interest rate debt.
     In February 2001, Anadarko, Anadarko Capital Trust I, Anadarko Capital Trust II and Anadarko Capital Trust III filed a shelf registration statement with the SEC that permits the issuance of up to $1 billion in debt securities, preferred stock, depositary shares, common stock, warrants, purchase price adjustments and purchase units. In addition, the Trusts may issue preferred securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.
     In March 2001, Anadarko issued $650 million of Zero Yield Puttable Contingent Debt Securities due 2021. The debt securities were priced with a zero coupon, zero yield to maturity and a conversion premium of 38%. The proceeds from the debt securities will be used initially to finance costs associated with the acquisition of Berkley Petroleum Corporation.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

6.  LONG-TERM DEBT (CONTINUED)

     Total sinking fund and installment payments related to long-term debt for the five years ending December 31, 2005 are shown below. The payments related to the redemption of the commercial paper and notes payable to banks are included in the amounts shown in a manner consistent with the terms for repayment of the Anadarko's Bank Credit Agreements.

millions
2001                                                           $102
2002                                                            451
2003*                                                           202
2004                                                              3
2005                                                            205

---------------

* Holders of the Zero Coupon Convertible Debentures due 2020 may put the debentures to the Company in 2003 at the accrued value of $383 million.

7.  FINANCIAL INSTRUMENTS

     The following information discloses the fair value of the Company's financial instruments:

                                                              CARRYING
                                                               AMOUNT    FAIR VALUE
millions                                                      --------   ----------
2000
Cash and cash equivalents                                      $  199      $  199
Long-term debt (including interest rate swaps)                  3,984       3,980
Commodity derivative financial instruments
  Asset                                                           178         189
  Liability                                                      (174)       (186)
1999
Cash and cash equivalents                                      $   45      $   45
Long-term debt (including interest rate swaps)                  1,443       1,354
Commodity derivative financial instruments
  Asset                                                             4           4
  Liability                                                        (9)         (9)

CASH AND CASH EQUIVALENTS The carrying amount reported on the balance sheet approximates fair value.

LONG-TERM DEBT The fair value of long-term debt at December 31, 2000 and 1999 is the value the Company would have to pay to retire the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices from Standard and Poor's Bond Guide and, where such quotes were not available, on the average rate in effect at year-end.

COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS The Company's commodity derivative financial instruments are comprised of futures, swaps, and options. Futures contracts are generally used to fix the price of expected future oil and gas sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Settlements of futures contracts are guaranteed by the New York Mercantile Exchange or the International Petroleum Exchange and have nominal credit risk. Swap agreements are generally used to fix or float the price of oil and gas at the Company's market locations. Swap agreements are also used to fix the price differential between the price of gas at Henry Hub and various other market locations. Swap agreements expose the Company to credit risk to the extent the counter-party is unable to meet its monthly settlement

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

7.  FINANCIAL INSTRUMENTS (CONTINUED)

commitment. The Company carefully monitors the creditworthiness of each counter-party. Options are generally used to fix a floor and/or a ceiling price (a "collar") for the Company's expected future oil and gas sales. The Company buys/sells options through exchanges as well as over the counter.
     The fair value of these derivatives reflects the estimated amounts the Company would receive or pay to settle the instruments as of December 31. Dealer quotes are available for a majority of the Company's derivatives. Gas contract volumes are generally quoted based on British thermal units (Btu). One million Btu is approximately equivalent to one thousand cubic feet of gas. The Company uses commodity derivative financial instruments to manage the price risk associated with its equity oil and gas production and its firm transportation keep-whole commitment with Duke Energy Field Services, Inc. (Duke). The Company also uses derivative financial instruments in connection with its other marketing and trading activities.
     At year-end 2000, the Company had the following derivative financial instrument positions for non-trading purposes. The Company had collar contracts in place to hedge an average of 219 billion Btu per day (BBtu/d) of 2001 equity gas production at an average floor price of $3.77 per million Btu (MMBtu) and an average ceiling price of $8.97 per MMBtu. In addition, the Company had written calls outstanding for 250 BBtu/d of February 2001 equity gas production at an average ceiling price of $11.71 per MMBtu. The Company also had open purchased calls for 10 BBtu/d at an average strike price of $4.00 per MMBtu for January through March 2001 gas production. Also at year-end 2000, the Company had swap instruments in place to lock in mark-to-market gains of approximately $34 million on its firm transportation keep-whole commitment with Duke. In addition, the Company had collar contracts in place to hedge 25 BBtu/d of 2002 through 2005 equity gas production at an average floor price of $2.66 per MMBtu and an average ceiling price of $4.87 per MMBtu.
     As a result of the RME merger transaction, the Company acquired numerous collar contracts (various combinations of option and swap contracts) that RME had purchased as hedges of its August 2000 through December 2001 expected oil and gas production. At the time of the merger, the Company recorded a $273 million liability for the fair value of these contracts and a current asset for associated margin deposits of $67 million. As of December 31, 2000, liabilities aggregating $70 million remained on the balance sheet. The Company entered into offsetting positions for the RME gas ceilings and a portion of the gas floors for August 2000 through October 2001, which resulted in a slight gain compared to the corresponding liability that was recorded under purchase accounting. At year-end 2000, the open RME gas floors consisted of written puts for an average 133 BBtu/d with an average strike price of $2.15 per MMBtu and purchased puts for an average 58 BBtu/d with an average strike price of $2.64 per MMBtu. In addition, the RME open crude oil hedge position consisted of collar contracts for 30 MBbls/d at an average floor price of $20.43 per barrel and an average ceiling price of $25.01 per barrel.
     At year-end 1999, the Company had the following derivative financial instrument positions for non-trading purposes. The Company had collar contracts in place to hedge 4 MBbls/d of January through June 2000 equity oil production at an average floor price of $19.00 per barrel and an average ceiling price of $24.13 per barrel. In addition, the Company had written puts outstanding for 2 MBbls/d of January through March 2000 crude oil production at a strike price of $16.00 per barrel.
     At year-end 2000, the Company had the following derivative financial instrument positions for trading purposes. The Company had gas futures contracts for an average 3 BBtu/d for 2001 gas sale/purchase commitments and crude oil futures contracts for 3 MBbls/d for January 2001 through March 2001 oil sale/ purchase commitments. The Company had swap agreements in place for an average 57 BBtu/d for 2001 gas sale/purchase commitments and 5 BBtu/d for January 2002 through March 2002 gas sale/purchase commitments. The Company had option contracts in place for an average 35 BBtu/d of puts and 2 BBtu/d of calls for 2001 gas sale/purchase commitments.
     At year-end 1999, the Company had the following derivative financial instrument positions for trading purposes. The Company had gas futures contracts for an average 12 BBtu/d for 2000 gas sale/purchase

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

7.  FINANCIAL INSTRUMENTS (CONTINUED)

commitments and crude oil futures contracts for 5 MBbls/d for January 2000 through March 2000 oil sale/ purchase commitments. The Company had swap agreements in place for an average 51 BBtu/d for 2000 gas sale/purchase commitments, 15 BBtu/d for 2001 gas sale/purchase commitments and 5 BBtu/d for January 2002 through March 2002 gas sale/purchase commitments. In addition, the Company had swap agreements in place for an average 2 MBbls/d for February 2000 oil sale/purchase commitments. The Company had option contracts in place for an average 36 BBtu/d of puts and 1 BBtu/d of calls for 2000 gas sale/purchase commitments.

INTEREST RATE SWAPS During 1999, Anadarko entered into a 29.5-year swap agreement with a notional value of $200 million whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to the 3-month London Interbank Offered Rate (LIBOR). The swap agreement is cancelable in whole only by the counter-party on March 15, 2001. The Company currently anticipates that the counter-party will cancel the agreement at that time. During 1996, Anadarko entered into a 10-year swap agreement with a notional value of $100 million whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to the 3-month LIBOR. These agreements were entered into to offset a portion of the effect of the Company's fixed rate long-term debt. The fair value of the interest rate swaps is based upon market quotes from a commercial bank and is the approximate amount Anadarko would have received or paid if the agreements were terminated at year-end.

FOREIGN CURRENCY RISK Anadarko's Canadian subsidiary uses the Canadian dollar as its functional currency. The Company's Algerian subsidiary and the other international subsidiaries use the U.S. dollar as their functional currency. To the extent that business transactions in these countries are not denominated in the respective country's functional currency, the Company is exposed to foreign currency exchange rate risk. In addition, in these subsidiaries, certain asset and liability balances are denominated in currencies other than the subsidiary's functional currency. These asset and liability balances are remeasured for the preparation of the subsidiary's financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income.
     At December 31, 2000, the Company's Canadian subsidiary had $650 million outstanding of fixed-rate notes and debentures denominated in U.S. dollars. During 2000, the Company recognized an $8 million pretax non-cash loss associated with the remeasurement of this debt.
     The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. As a result of the RME merger transaction, the Company acquired foreign currency forward exchange contracts with maturities through October 2004 and recorded a $4 million deferred liability representing the fair value of these contracts. These contracts were determined to be hedges of Anadarko's future U.S. dollar denominated hydrocarbon sales. This deferred liability will be amortized over the contract terms. The unrecognized loss on foreign currency contracts at December 31, 2000, excluding the $3 million remaining unamortized deferred liability, was $5 million.
     At December 31, 2000, the Company's Latin American subsidiaries had foreign deferred tax liabilities denominated in the local currency equivalent totaling $98 million. During 2000, the Company recognized deferred tax benefits of $1 million after taxes associated with remeasurement of these deferred tax liabilities.

8.  PREFERRED STOCK

     In May 1998, Anadarko issued $200 million of 5.46% Series B Cumulative Preferred Stock in the form of two million Depositary Shares, each Depositary Share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The preferred stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company.
     Anadarko has the option to redeem the shares at $100 per Depositary Share on or after May 15, 2008. Holders of the shares are entitled to receive, when, and as declared by the Board of Directors, cumulative cash

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8.  PREFERRED STOCK (CONTINUED)

dividends at an annual dividend rate of $5.46 per Depositary Share. The proceeds from the offering were used to reduce commercial paper and bank borrowings and provide capital for capital expenditures.
     During 2000, 1999 and 1998, dividends of $54.60 per share (equivalent to $5.46 per Depositary Share), $54.60 per share (equivalent to $5.46 per Depositary Share) and $35.49 per share (equivalent to $3.549 per Depositary Share), respectively, were paid to holders of preferred stock.

9.  COMMON STOCK AND STOCK OPTIONS

     Following is a schedule of the changes in the Company's shares of common stock:

                                                              2000   1999   1998
millions                                                      ----   ----   ----
SHARES OF COMMON STOCK ISSUED
Beginning of year                                             130    122     61
Issuance of common stock                                      114      7     --
Two-for-one stock split                                        --     --     61
Exercise of stock options                                       6      1     --
Issuance of restricted stock                                    2     --     --
Issuance of shares for unearned employee stock ownership
  plan                                                          1     --     --
                                                              ---    ---    ---
End of year                                                   253    130    122
                                                              ---    ---    ---
SHARES OF COMMON STOCK HELD FOR EXECUTIVES AND DIRECTORS
  BENEFITS TRUST
Beginning of year                                               2      2      1
Two-for-one stock split                                        --     --      1
                                                              ---    ---    ---
End of year                                                     2      2      2
                                                              ---    ---    ---
SHARES OF COMMON STOCK HELD FOR UNEARNED EMPLOYEE STOCK
  OWNERSHIP PLAN
Beginning of year                                              --     --     --
Issuance of stock                                               1     --     --
                                                              ---    ---    ---
End of year                                                     1     --     --
                                                              ---    ---    ---
SHARES OF COMMON STOCK OUTSTANDING AT END OF YEAR             250    128    120
                                                              ---    ---    ---

     In 1998, the Board of Directors approved a two-for-one stock split, effected in the form of a stock dividend. Excluding the table above, all share and per share information have been restated to reflect the stock split.
     For each quarter of 2000 and 1999, and the second, third and fourth quarters of 1998, dividends of 5 cents per share were paid to holders of common stock. In the first quarter of 1998, dividends of 3.75 cents per share were paid to holders of common stock. Under the most restrictive provisions of the various credit agreements, which limit the payment of dividends by the Company, retained earnings of $1.5 billion and $764 million were not restricted as to the payment of dividends at December 31, 2000 and 1999, respectively.
     On July 13, 2000, the stockholders of Anadarko approved an increase in the authorized number of Anadarko common shares from 300 million to 450 million. On July 14, 2000, each share of common stock of RME issued and outstanding was converted into 0.455 shares of Anadarko common stock with approximately 114 million shares issued to the stockholders of RME.
     In May 1999, Anadarko issued 6 million shares of common stock. Aggregate proceeds from the offering were approximately $241 million after all expenses. Proceeds from the offering were used initially to repay floating interest rate debt. The common stock was issued under the Company's shelf registration statement.
     The Anadarko Dividend Reinvestment and Stock Purchase Plan (DRIP) offers the opportunity to reinvest dividends and provides an alternative to traditional methods of buying, holding and selling Anadarko

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9.  COMMON STOCK AND STOCK OPTIONS (CONTINUED)

common stock. The DRIP provides the Company with a means of raising additional capital for general corporate purposes. In September 1999, the Company filed a registration statement with the SEC that permits the issuance of up to 4.5 million additional shares of common stock under the DRIP.
     Under the Anadarko Stockholders Rights Plan, Rights were attached automatically to each outstanding share of common stock in November 1998. Each Right, at the time it becomes exercisable and transferable apart from the common stock, entitles stockholders to purchase from the Company 1/1000th of a share of a new series of junior participating preferred stock at an exercise price of $175. The Right will be exercisable only if a person or group acquires 15% or more of common stock or announces a tender offer or exchange offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Board of Directors may elect to exchange and redeem the Rights. The Rights expire in November 2008.
     During 2000, 1999 and 1998, the Company acquired treasury stock only as a result of stock option exercises, restricted stock transactions or buyback of shares, which were unsolicited from stockholders.
     As of December 31, 2000 and 1999, the Company had 2 million shares of common stock in the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. These benefit obligations are provided for under pension plans and deferred compensation plans for certain employees and non-employee directors of the Company. The obligations included in Other Long-term Liabilities - Other are $25 million and $17 million as of December 31, 2000 and 1999, respectively. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust receives dividends. Under the treasury stock method, the shares are not included in the calculation of EPS. The fair market value of these shares is included in common stock and paid-in capital and as a reduction to stockholders' equity. See Note 17.
     Key employees may be granted options to purchase shares of Anadarko common stock and other stock related awards under the 1993 and the 1999 Stock Incentive Plans. Stock options are granted at the fair market value of Anadarko stock on the date of grant and have a maximum term of 11 years from the date of grant.
     In addition, the Plans provide that shares of common stock may be granted as restricted stock. Generally, restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of the restricted stock have all the rights of a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to such shares. During 2000, 1999 and 1998, the Company issued 1.2 million, 0.1 million and 0.1 million shares, respectively, of restricted stock with a weighted-average grant date fair value of $50.21, $35.87 and $32.47 per share, respectively. In conjunction with the RME merger transaction, 0.5 million shares of unrestricted common stock with a weighted-average grant date fair value of $48.53 per share were issued. Merger expenses of $25 million were recognized related to these shares. Also due to the RME merger transaction, 0.2 million shares of unrestricted common stock with a weighted-average grant date fair value of $48.53 per share were issued. A purchase price adjustment of $10 million was recorded related to these shares. See Note 2.
     Non-employee directors may be granted non-qualified stock options under the 1998 Director Stock Plan. Stock options are granted at the fair market value of Anadarko stock on the date of grant and have a maximum term of ten years from the date of grant.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9.  COMMON STOCK AND STOCK OPTIONS (CONTINUED)

     Unexercised stock options are included in the diluted EPS using the treasury stock method. Information regarding the Company's stock option plans is summarized below:

                                              2000                 1999                 1998
                                       ------------------   ------------------   ------------------
                                                WEIGHTED-            Weighted-            Weighted-
                                                 AVERAGE              Average              Average
                                                EXERCISE             Exercise             Exercise
                                       SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
         options in millions           ------   ---------   ------   ---------   ------   ---------
SHARES UNDER OPTION AT BEGINNING OF
  YEAR                                   8.9     $29.94       8.5     $29.16       6.8     $26.20
Granted                                  7.4     $48.80       1.1     $30.39       2.2     $35.35
RME options assumed at merger date       4.4     $38.93        --     $   --        --     $   --
Exercised                               (6.3)    $32.32      (0.7)    $21.05      (0.5)    $17.16
                                        ----                 ----                 ----
SHARES UNDER OPTION AT END OF YEAR      14.4     $41.28       8.9     $29.94       8.5     $29.16
                                        ----                 ----                 ----
Options exercisable at December 31       6.0     $33.91       5.2     $27.78       5.0     $25.48
                                        ----                 ----                 ----
Shares available for future grant at
  end of year                            4.8                  4.0                  1.2
                                        ----                 ----                 ----
Weighted-average fair value of
  options granted during the year                $19.09               $11.20               $11.84

     The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
               --------------------------------------   -----------------------
                              WEIGHTED-
                 OPTIONS       AVERAGE      WEIGHTED-     OPTIONS     WEIGHTED-
  RANGE OF     OUTSTANDING    REMAINING      AVERAGE    EXERCISABLE    AVERAGE
  EXERCISE       AT YEAR     CONTRACTUAL    EXERCISE      AT YEAR     EXERCISE
   PRICES          END       LIFE (YEARS)     PRICE         END         PRICE
  --------     -----------   ------------   ---------   -----------   ---------
   options in millions
$14.91-$32.47      3.9            5.6        $27.78         3.0        $27.39
$33.36-$48.44      2.7            6.1        $37.15         2.5        $36.93
$48.53-$48.53      7.1            6.5        $48.53          --        $   --
$48.97-$67.98      0.7            5.1        $59.81         0.5        $58.90
                  ----           ----        ------         ---        ------
Total             14.4            6.1        $41.28         6.0        $33.91
                  ----           ----        ------         ---        ------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              2000       1999       1998
                                                              -----      -----      -----
Expected option life - years                                   4.35       4.58       4.91
Risk-free interest rate                                        6.10%      5.51%      5.13%
Dividend yield                                                 0.50%      0.56%      0.57%
Volatility                                                    39.17%     35.82%     29.98%

     SFAS No. 123 "Accounting for Stock-based Compensation" defines a fair value method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using Accounting Principles Board (APB) Opinion No. 25 and

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9.  COMMON STOCK AND STOCK OPTIONS (CONTINUED)

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

                                                                        2000    1999     1998
millions except per share amounts                                       -----   -----   ------
Net income (loss) available to common stockholders
  before cumulative effect of change in accounting
  principle                                               As reported   $ 813   $  32   $  (49)
                                                          Pro forma     $ 776   $  21   $  (62)
Basic EPS                                                 As reported   $4.42   $0.25   $(0.41)
                                                          Pro forma     $4.22   $0.17   $(0.51)
Diluted EPS                                               As reported   $4.25   $0.25   $(0.41)
                                                          Pro forma     $4.05   $0.17   $(0.51)

     The reconciliation between basic and diluted EPS is as follows:

                                               FOR THE YEAR ENDED            For the Year Ended           For the Year Ended
                                                DECEMBER 31, 2000             December 31, 1999            December 31, 1998
                                           ---------------------------   ---------------------------   -------------------------
                                                             PER SHARE                     Per Share                   Per Share
                                           INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT     LOSS   SHARES    AMOUNT
    millions except per share amounts      ------   ------   ---------   ------   ------   ---------   ----   ------   ---------
BASIC EPS
Income (loss) available to common
  stockholders before change in
  accounting principle                      $813     184       $4.42      $32      125       $0.25     $(49)   120      $(0.41)
                                                               -----                         -----                      ------
Effect of convertible debentures               6       7                   --       --                   --     --
Effect of dilutive stock options and
  performance-based stock awards              --       2                   --        1                   --     --
                                            ----     ---                  ---      ---                 ----    ---
DILUTED EPS
Income (loss) available to common
  stockholders plus assumed conversion      $819     193       $4.25      $32      126       $0.25     $(49)   120      $(0.41)
                                            ----     ---       -----      ---      ---       -----     ----    ---      ------

     For the years ended December 31, 2000, 1999 and 1998, options for 0.1 million, 4.4 million and 3.2 million shares of common stock, respectively, were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods. For the year ended December 31, 1998 there were 0.9 million potential common shares related to outstanding stock options that were not included in the computation of diluted EPS since they had an anti-dilutive effect.
     The Company's other comprehensive income includes a foreign currency translation adjustment of $6 million ($3 million after taxes).

10.  STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

                                                              2000     1999     1998
millions                                                      ----     ----     ----
Interest                                                      $263     $70      $ 57
Income taxes paid (received)                                  $ 40     $(1)     $(11)

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

10.  STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION (CONTINUED)

     The RME merger transaction was completed through the issuance of common stock, which was a non-cash transaction that was not reflected in the statement of cash flows. See Note 2. The $53 million of acquisition costs reflected in Cash Flow from Investing Activities in the consolidated statement of cash flows represents capitalized merger costs in connection with the merger of $147 million, less the cash acquired on the date of the merger of $94 million.

11.  TRANSACTIONS WITH RELATED PARTIES AND MAJOR CUSTOMERS

     Anadarko Algeria has a Production Sharing Agreement (PSA) with SONATRACH, the national oil and gas enterprise of Algeria. SONATRACH is the beneficial owner of approximately 5% of the Company's outstanding common stock. The PSA gives Anadarko Algeria the right to develop and produce liquid hydrocarbons in Algeria, subject to the sharing of production with SONATRACH. Anadarko Algeria has two partners in the PSA. Approximately $10 million, $15 million and $1 million was paid to SONATRACH in 2000, 1999 and 1998, respectively, for charges related to oil purchases, transportation of oil, well testing services, reservoir studies, laboratory services and equipment usage. During 2000, 1999 and 1998, $6 million, $21 million and $33 million, respectively, was received and $12 million and $23 million was included in accounts receivable as of December 31, 2000 and 1999, respectively, from SONATRACH for joint interest billings of development costs in Algeria under the PSA. Through December 31, 2000, the majority of amounts received from SONATRACH have been paid in Algerian dinars, the local currency, which are used by the Company to make payments in Algeria. During 2000, Anadarko Algeria and SONATRACH formed an Algeria non-profit company, Groupement Berkine, to carry out their joint operating activities under the PSA.
     Anadarko and partners have two Engineering, Procurement and Construction
(EPC) contracts to build oil production facilities in Algeria with Brown & Root-Condor, a company jointly owned by Brown & Root and affiliates of SONATRACH. For the years ended December 31, 2000, 1999 and 1998, approximately $4 million, $43 million and $43 million, respectively, was paid to Brown & Root-Condor under the EPC contracts.
     Political unrest continues in Algeria. Anadarko is closely monitoring the situation and has taken reasonable and prudent steps to ensure the safety of employees and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 2001 and beyond. However, the situation has not had any material effect on the Company's operations to date. The Company's activities in Algeria also are subject to the general risks associated with all foreign operations.
     The Company's natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Canada, England, Mexico and Switzerland. The majority of the Company's receivables are paid within two months following the month of purchase.
     The Company generally performs a credit analysis of customers prior to making any sales to new customers or increasing credit for existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. As of December 31, 2000 and 1999, accounts receivable is net of allowance for doubtful accounts of $39 million and $5 million, respectively.
     In 2000, sales to Duke Energy were $1.0 billion, which accounted for more than 10% of the Company's total 2000 revenues. In 1999, sales to CoEnergy Trading Co. were $181 million, which accounted for more than 10% of the Company's total 1999 revenues. In 1998, sales to CoEnergy Trading Co. were $144 million, which accounted for more than 10% of the Company's total 1998 revenues.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

12.  SEGMENT AND GEOGRAPHIC INFORMATION

     Anadarko's primary business segments are vertically integrated business units that are within the oil and gas industry. These segments are managed separately because of their unique technology, marketing and distribution requirements. The Company's three segments are upstream oil and gas operations, downstream marketing operations and minerals operations. The oil and gas segment finds and produces natural gas, crude oil, condensate and NGLs. The marketing segment is responsible for selling most of Anadarko's natural gas production as well as purchased volumes of third-party gas and oil. The minerals segment finds and produces minerals in several coal, industrial minerals and trona (natural soda ash) mines.
     The Company's accounting policies for segments are the same as those described in the summary of accounting policies. Management evaluates segment performance based on profit or loss from operations before income taxes and various other factors. Transfers between segments are accounted for at market value. All Other includes other smaller operating units, corporate activities, financing activities and intercompany eliminations.
     The following table illustrates information related to Anadarko's business segments.

                                       OIL AND GAS
                                       EXPLORATION                             ALL
                                      AND PRODUCTION   MARKETING   MINERALS   OTHER    TOTAL
              millions                --------------   ---------   --------   -----   -------
2000
Revenues                                 $ 2,126        $3,500      $   52    $   8   $ 5,686
Intersegment revenues                        677           164          --     (841)       --
                                         -------        ------      ------    -----   -------
  Total revenues                           2,803         3,664          52     (833)    5,686
Depreciation, depletion and
  amortization                               570             8           2       13       593
Other costs and expenses                     625         3,720           2     (673)    3,674
                                         -------        ------      ------    -----   -------
  Total costs and expenses                 1,195         3,728           4     (660)    4,267
Other (income) expense                        --          (174)         --      167        (7)
                                         -------        ------      ------    -----   -------
Income (loss) before income taxes        $ 1,608        $  110      $   48    $(340)  $ 1,426
                                         -------        ------      ------    -----   -------
Net properties and equipment             $11,330        $  166      $1,211    $ 304   $13,011
                                         -------        ------      ------    -----   -------
Capital expenditures                     $ 1,630        $   41      $   --    $  37   $ 1,708
                                         -------        ------      ------    -----   -------

1999
Revenues                                 $   374        $1,395      $   --    $   2   $ 1,771
Intersegment revenues                        314            37          --     (351)       --
                                         -------        ------      ------    -----   -------
  Total revenues                             688         1,432          --     (349)    1,771
Depreciation, depletion and
  amortization                               196             7          --       15       218
Other costs and expenses                     220         1,421          --     (263)    1,378
                                         -------        ------      ------    -----   -------
  Total costs and expenses                   416         1,428          --     (248)    1,596
Other (income) expense                        --            --          --       70        70
                                         -------        ------      ------    -----   -------
Income (loss) before income taxes        $   272        $    4      $   --    $(171)  $   105
                                         -------        ------      ------    -----   -------
Net properties and equipment             $ 3,490        $  132      $   --    $  59   $ 3,681
                                         -------        ------      ------    -----   -------
Capital expenditures                     $   653        $   20      $   --    $   7   $   680
                                         -------        ------      ------    -----   -------

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

12.  SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                        OIL AND GAS
                                        EXPLORATION                             ALL
                                       AND PRODUCTION   MARKETING   MINERALS   OTHER   TOTAL
              millions                 --------------   ---------   --------   -----   ------
1998
Revenues                                   $  241        $1,060       $ --     $   6   $1,307
Intersegment revenues                         298            35         --      (333)      --
                                           ------        ------       ----     -----   ------
  Total revenues                              539         1,095         --      (327)   1,307
Depreciation, depletion and
  amortization                                184             6         --        14      204
Other costs and expenses                      277         1,080         --      (246)   1,111
                                           ------        ------       ----     -----   ------
  Total costs and expenses                    461         1,086         --      (232)   1,315
Other (income) expense                         --            --         --        57       57
                                           ------        ------       ----     -----   ------
Income (loss) before income taxes          $   78        $    9       $ --     $(152)  $  (65)
                                           ------        ------       ----     -----   ------
Net properties and equipment               $3,184        $  129       $ --     $  69   $3,382
                                           ------        ------       ----     -----   ------
Capital expenditures                       $  860        $   21       $ --     $  36   $  917
                                           ------        ------       ----     -----   ------

     The following table shows Anadarko's revenues (based on the origin of the sales) and net properties and equipment by geographic area:

                                                               2000     1999     1998
                          millions                            ------   ------   ------
REVENUES
United States                                                 $4,835   $1,657   $1,290
Canada                                                           447       --       --
Algeria                                                          271      114       17
Other International                                              133       --       --
                                                              ------   ------   ------
Total                                                         $5,686   $1,771   $1,307
                                                              ------   ------   ------

                                                               2000      1999
                          millions                            -------   ------
NET PROPERTIES AND EQUIPMENT
United States                                                 $10,131   $3,115
Canada                                                          1,540       --
Algeria                                                           653      514
Other International                                               687       52
                                                              -------   ------
Total                                                         $13,011   $3,681
                                                              -------   ------

13.  OTHER TAXES

     Significant taxes other than income taxes are as follows:

                                                              2000   1999   1998
                          millions                            ----   ----   ----
Production and severance                                      $ 88   $17    $17
Ad valorem                                                      28    14     17
Payroll and other                                               12     5      4
                                                              ----   ---    ---
Total Other Taxes                                             $128   $36    $38
                                                              ----   ---    ---

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

14.  OTHER (INCOME) EXPENSE

     Other (income) expense consists of the following:

                                                              2000    1999   1998
millions                                                      -----   ----   ----
Firm transportation contract valuation                        $(175)  $--    $--
Foreign exchange losses                                           7    --     --
Other -- net                                                      1    (4)    (1)
                                                              -----   ---    ---
Total other (income) expense                                  $(167)  $(4)   $(1)
                                                              -----   ---    ---

     RME was a party to several long-term firm gas transportation agreements that supported the gas marketing program within the gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke. Most of the GPM business segment's firm long-term transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, RME and Duke agreed RME will pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay RME if the transportation market values exceed the contract transportation rates (keep-whole agreement). Transportation contracts transferred to Duke in the GPM disposition and the contract not transferred, all of which are included in the keep-whole agreement with Duke, relate to various pipelines. This keep-whole agreement is accounted for on a mark-to-market basis as a part of the Company's marketing activities. This keep-whole agreement will be in effect until the earlier of each contract's expiration date or March 2009. During the last half of 2000, market rates for firm transportation (particularly those pipelines serving markets on the west coast) increased significantly. As a result, the Company recognized other income of $175 million during 2000. As of December 31, 2000, Other Current Assets and Other Long-term Liabilities included $117 million and $89 million, respectively, related to this agreement.

15.  INCOME TAXES

     Income tax expense, including deferred amounts, is summarized as follows:

                                                              2000   1999   1998
millions                                                      ----   ----   ----
CURRENT
Federal                                                       $  8   $ 1    $ (2)
State                                                            3    --      (1)
Foreign                                                         67     1       1
                                                              ----   ---    ----
Total                                                           78     2      (2)
                                                              ----   ---    ----
DEFERRED
Federal                                                        405    25     (22)
State                                                           24     2      (1)
Foreign                                                         95    33       2
                                                              ----   ---    ----
Total                                                          524    60     (21)
                                                              ----   ---    ----
Total Income Taxes                                            $602   $62    $(23)
                                                              ----   ---    ----

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

15.  INCOME TAXES (CONTINUED)

     Total income taxes were different than the amounts computed by applying the statutory income tax rate to Income (Loss) before Income Taxes. The sources of these differences are as follows:

                                                               2000    1999   1998
                          millions                            ------   ----   ----
Income (Loss) before Income Taxes
  Domestic                                                    $1,085   $ 46   $ (1)
  Foreign                                                        341     59    (64)
                                                              ------   ----   ----
Total                                                         $1,426   $105   $(65)
                                                              ------   ----   ----
Statutory tax rate                                                35%    35%    35%

Tax computed at statutory rate                                $  499   $ 37   $(23)
Adjustments resulting from:
  State income taxes (net of federal income tax benefit)          17      1     (1)
  Oil and gas credits                                            (13)    (1)    (2)
  Foreign taxes (net of federal income tax benefit)              134     22      2
  Other -- net                                                   (35)     3      1
                                                              ------   ----   ----
Total income taxes                                            $  602   $ 62   $(23)
                                                              ------   ----   ----
Effective tax rate                                                42%    59%    35%
                                                              ------   ----   ----

     The tax benefit of compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders' equity. For 2000, 1999 and 1998, the tax benefit amounted to $67 million, $4 million and $3 million, respectively. A net tax benefit of $42 million resulting from the Company's restructuring of certain foreign operations has been credited to a deferred asset account. The net tax benefit will be recognized in future periods.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 2000 and 1999 are as follows:

                                                               2000    1999
                          millions                            ------   -----
Oil and gas exploration and development costs                 $3,526   $ 848
Other                                                            380      33
                                                              ------   -----
Gross noncurrent deferred tax liabilities                      3,906     881
                                                              ------   -----
Net operating loss carryforward                                  (55)   (198)
Alternative minimum tax credit carryforward                      (68)    (31)
Other                                                           (150)    (75)
                                                              ------   -----
Gross noncurrent deferred tax assets                            (273)   (304)
                                                              ------   -----
Net noncurrent deferred tax liabilities                       $3,633   $ 577
                                                              ------   -----

Alternative minimum tax credit carryforward                   $  (65)  $  --
                                                              ------   -----
Gross current deferred tax asset                              $  (65)  $  --
                                                              ------   -----

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.
     Alternative minimum tax credit carryforwards of $65 million at December 31, 2000 are available for future utilization on federal income tax returns. The tax credits have reduced deferred federal income tax expense.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

15.  INCOME TAXES (CONTINUED)

     As a result of the RME merger, the Company acquired operations in Guatemala and Venezuela. Guatemala net operating loss carryforwards as of December 31, 2000 in the amount of $152 million can be carried forward indefinitely. Venezuela net operating loss carryforwards as of December 31, 2000 in the amount of $22 million can be carried forward for three years.

16.  LEASE COMMITMENTS

     The Company has various commitments under non-cancelable operating lease agreements for buildings, facilities and equipment, the majority of which expire at various dates through 2014. The Company also maintains a capital lease for certain furniture and office walls. The majority of the operating leases are expected to be renewed or replaced as they expire. At December 31, 2000, future minimum lease payments and receipts due under operating and capital leases are as follows:

                                                                                    OPERATING
                                                              CAPITAL   OPERATING   SUBLEASE
                                                              LEASES     LEASES      INCOME
                          millions                            -------   ---------   ---------
2001                                                            $ 3       $ 83        $ (36)
2002                                                              3         78          (36)
2003                                                              3         67          (34)
2004                                                              3         39           (6)
2005                                                              4         37           (5)
Later years                                                      --        209          (43)
                                                                ---       ----        -----
Total future minimum lease payments                              16       $513        $(160)
                                                                          ----        -----
Less: amounts representing interest                              (2)
                                                                ---
Present value of minimum capital lease obligations               14
                                                                ---
Less: short-term portion of capital lease obligations            (2)
                                                                ---
Long-term portion of capital lease obligations                  $12
                                                                ---

     Total rental expense, net of sublease income, amounted to $48 million, $33 million and $37 million in 2000, 1999 and 1998, respectively. Capital leases included in fixed assets were $15 million at December 31, 2000. As a result of the RME merger, the Company recorded a provision for operating lease obligations in excess of expected sublease income. The provision for these operating lease obligations was $24 million as of December 31, 2000 and has not been included as a reduction of the operating lease obligations shown above.
     In November 1999, the Company entered into a synthetic lease agreement in which the lessor agreed to fund up to $185 million for construction of a new corporate headquarters building in The Woodlands, Texas. The term of the agreement is five years, which includes the construction period and a lease period. Lease payments will begin upon completion of construction, which is expected in July 2002. Lease payments are expected to be $11 million on an annual basis, beginning in mid-2002. The table of future minimum rental payments due under non-cancelable operating leases shown above excludes any payments related to this agreement.
     In December 2000, the Company entered into a synthetic lease agreement in which the lessor has agreed to fund up to $48 million for an existing office building in The Woodlands, Texas. The term of the agreement is five years. Lease payments began in January 2001.
     At the end of each synthetic lease agreement's lease term, the Company has the option to renew the lease for one-year terms, up to seven terms, or to purchase the building for a price including the outstanding lease balance. If Anadarko elects not to renew the lease or purchase the building, the Company must arrange the

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

16.  LEASE COMMITMENTS (CONTINUED)

sale of the building to a third party. Under the sale option, Anadarko has guaranteed a percentage of the total original cost as the residual fair value of the building.

17.  PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND EMPLOYEE SAVINGS PLANS

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS The Company has a defined benefit pension plan and supplemental plans which are non-contributory pension plans. The plans of RME were merged with Anadarko's plans in December 2000. The Company also provides certain health care and life insurance benefits for retired employees. Health care benefits are funded by contributions from the Company and the retiree, with the retiree contributions adjusted per the provisions of the Company's health care plans. The Company's retiree life insurance plan is non-contributory.
     The following table sets forth the Company's pension and other postretirement benefits changes in benefit obligation, fair value of plan assets, funded status and amounts recognized in the financial statements as of December 31, 2000 and 1999.

                                                           PENSION BENEFITS      OTHER BENEFITS
                                                           -----------------     ---------------
                                                           2000        1999      2000      1999
millions                                                   -----       -----     -----     -----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                    $ 80        $ 88      $ 35      $ 34
Service cost                                                  8           7         2         2
Interest cost                                                15           6         4         3
Plan merger                                                 277          --        39        --
Plan amendments                                              --          --        (5)       --
Increase (decrease) due to change in actuarial
  assumptions                                                12         (12)        2        (3)
Benefit payments and settlements                            (15)         (9)       (2)       (1)
                                                           ----        ----      ----      ----
Benefit obligation at end of year                          $377        $ 80      $ 75      $ 35
                                                           ----        ----      ----      ----
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year             $ 62        $ 65      $ --      $ --
Actual return on plan assets                                 20           5        --        --
Plan merger                                                 329          --        --        --
Employer contributions                                        1           1         2         1
Benefit payments                                            (16)         (9)       (2)       (1)
                                                           ----        ----      ----      ----
Fair value of plan assets at end of year                   $396        $ 62      $ --      $ --
                                                           ----        ----      ----      ----
Funded status of the plan                                  $ 19        $(18)     $(75)     $(35)
Unrecognized actuarial (gain) loss                            3          (4)       (2)       (4)
Unrecognized prior service cost                              (2)         (2)       (4)       --
Unrecognized initial asset                                   (3)         (3)       --        --
                                                           ----        ----      ----      ----
Total recognized                                           $ 17        $(27)     $(81)     $(39)
                                                           ----        ----      ----      ----
TOTAL RECOGNIZED AMOUNTS IN THE BALANCE SHEET CONSIST OF:
  Prepaid benefit cost                                     $ 24        $ --      $ --      $ --
  Accrued benefit liability                                 (11)        (28)      (81)      (39)
  Intangible asset                                            4           1        --        --
                                                           ----        ----      ----      ----
Total recognized                                           $ 17        $(27)     $(81)     $(39)
                                                           ----        ----      ----      ----

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

17. PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND EMPLOYEE SAVINGS PLANS (CONTINUED)

     Following are the weighted-average assumptions used by the Company in determining the accumulated pension and postretirement benefit obligations as of December 31:

                                                         PENSION BENEFITS       OTHER BENEFITS
                                                       --------------------     ---------------
                                                          2000         1999     2000      1999
percent                                                -----------     ----     -----     -----
Discount rate                                                  7.5%    7.75%     7.5%     7.75%
Long-term rate of return on plan assets                7.5% TO 8.0%    8.0%      N/A       n/a
Rates of increase in compensation levels               5.0% TO 5.5%    5.0%      5.0%      5.0%

     For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001 and later years.

                                                      PENSION BENEFITS      OTHER BENEFITS
                                                     ------------------   ------------------
                                                     2000   1999   1998   2000   1999   1998
millions                                             ----   ----   ----   ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                         $  8    $7     $6    $ 2     $2     $2
Interest cost                                          15     6      5      4      3      2
Actual return on plan assets                          (13)   (5)    (7)    --     --     --
Amortization values and deferrals                      --    --      2     (1)    --     --
                                                     ----    --     --    ---     --     --
Net periodic benefit cost                            $ 10    $8     $6    $ 5     $5     $4
                                                     ----    --     --    ---     --     --

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $32 million, $29 million and $0, respectively, as of December 31, 2000, and $11 million, $7 million and $0, respectively, as of December 31, 1999. The Company's benefit obligation under the unfunded pension plans are secured by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust. See Note 9.
     The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plan. A 1% change in the assumed health care cost trend rate would have the following effects:

                                                               1% INCREASE   1% DECREASE
millions                                                       -----------   -----------
Effect on total of service and interest cost components            $ 1           $(1)
Effect on postretirement benefit obligation                        $ 8           $(7)

EMPLOYEE SAVINGS PLAN The Company has an employee savings plan (ESP) that is a defined contribution plan. The Company matches a portion of employees' contributions with shares of the Company's common stock. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $7 million, $5 million and $5 million during 2000, 1999 and 1998, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN Effective July 14, 2000, Anadarko adopted the RME employee stock ownership plan (ESOP) and the shares in the ESOP were converted to shares of Anadarko common stock. As of July 14, 2000, the ESOP consisted of
1.2 million shares or $74 million of common stock (the ESOP shares) to be used to fund the Company's matching obligation under the RME Thrift Plan. All domestic regular employees of RME were eligible to participate in the ESOP. All remaining unallocated shares will be used for Company matching under the Anadarko ESP.
     The ESOP shares, which are held in trust, were originally purchased with the proceeds from a 30-year loan from RME in 1997. Such shares were pledged as collateral for the loan. As loan payments are made,

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

17. PENSION PLANS, OTHER POSTRETIREMENT BENEFITS AND EMPLOYEE SAVINGS PLANS (CONTINUED)

shares are released from collateral, based on the proportion of debt service paid. Scheduled principal and interest requirements are funded with dividends paid on the unallocated ESOP shares and with cash contributions from the Company. Principal or interest prepayments may be made to ensure that the Company's minimum matching obligation is met.
     Shares held by the ESOP are included in the computation of earnings per share as ESOP shares are released from collateral. Releases of ESOP shares will be allocated to participants' accounts and will be charged to compensation expense at the fair market value of the shares on the date of the employer match. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of the principal or accrued interest on the loan.
     As of December 31, 2000, the unallocated shares in the ESOP were 1.1 million and the fair value of unallocated ESOP Shares at December 31, 2000 was $79 million. In 2000, compensation cost related to the allocation of ESOP shares to participants' accounts was $2 million.

18.  CONTINGENCIES

GENERAL The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos and benzene while working at a refinery in Corpus Christi, which the Company sold in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings.

SUPERFUND Presently, six Superfund sites (five Federal and one State) are included in the Superfund Reserve. Liabilities associated with the Superfund sites continue to evolve due to unexpected lawsuits and agency actions.

     OPERATING INDUSTRIES, INC. (FEDERAL) -- The former municipal industrial landfill (Monterey Park, California) was operational between 1948 and 1984. RME was noticed as a Potentially Responsible Party (PRP) in June 1986 for its Wilmington Production Field's (approximately 50,500 barrels of E&P waste) and Wilmington Refinery's (approximately 23,500 barrels of liquid waste) contributions. The Company believes its share of the costs will be about $4 million, not including settlement of two pending lawsuits.

     EKOTEK (FEDERAL) -- The facility (Salt Lake City, Utah) operated as a refinery from 1953 until 1978, at which time it was converted to a hazardous waste storage/treatment and petroleum recycling facility. The Utah Department of Environmental Quality issued multiple Notices of Violation to the facility in 1988, resulting in the facility's closing. Bear Creek Uranium Company was named as a PRP for its contributions of approximately 117,000 gallons of used/waste oils. Remediation of the Ekotek site is nearing completion and no additional funding requests are expected.

     CASMALIA (FEDERAL) -- The Casmalia facility (Santa Barbara County, California) is a former Resource Conservation and Recovery Act hazardous waste disposal site. RME was noticed as a PRP in March 1993. RME's waste contribution is attributed to the Wilmington Refinery. Environmental Protection Agency (EPA) has recently forwarded a request for payment in the amount of $22 million to the PRP group for reimbursement of previous remedial expenditures. Negotiations with EPA are ongoing. The Company believes its share of the costs will be about $100,000.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

18.  CONTINGENCIES (CONTINUED)

     GEOTHERMAL INC. (STATE) -- The site (Middletown, California) was permitted as a Class II surface impoundment facility for geothermal wastes. Sludge from drilling operations and power plant wastes generated at the Geysers Geothermal Field between 1976 and 1987 were transported to the facility for treatment/disposal. The waste material was placed in evaporation ponds and allowed to dry. The resultant solids were buried onsite. Site remediation began in 1984. Anadarko was noticed as a PRP in December 1993. Several remedial methods are currently being evaluated to determine the most effective for addressing site groundwater impacts. The Company believes its share of the costs will be about $100,000.

     PCB TREATMENT, INC. (FEDERAL) -- The PCB treatment/disposal site (Kansas City, Kansas and Kansas City, Missouri) operated from 1982 until 1986 when regulatory violations forced its closure. RME was noticed as a PRP in October 1998. Approximately 56,000 pounds of PCB contaminated materials were attributed to Wilmington Refinery operations. PCB impacts are currently limited to the facility structures and surrounding soils. Remedial alternatives are under review. The Company believes its share of the costs will be about $100,000.

     SUMMITVILLE MINE (FEDERAL) -- RME and Cleveland Cliffs Iron Company conducted exploration activities at the site (Summitville, Colorado) between 1967 and 1969. The exploration efforts ceased after the companies determined operations were not commercially viable. Several other companies initiated various exploration efforts at the site until 1984 when Galactic Resources permitted a heap leach gold mine at the site. Galactic filed for bankruptcy in 1992 and EPA implemented a cleanup response in 1993. RME and Cleveland Cliffs negotiated a settlement with EPA regarding Federal liability at the site that excluded claims for natural resource damages. The State of Colorado is seeking response costs from RME and Cleveland Cliffs in the amount of $6 million (RME's share $3 million).

MINERAL RESERVATION LITIGATION In August 1994, the surface owners (McCormick, et al.) of portions of five sections of Colorado land that are subject to mineral reservations made by the Company's predecessor in title brought suit against the Company in State District Court, Weld County, Colorado, to quiet title to minerals, including oil (in some of the lands) and natural gas. On June 23, 1997, the State District Court granted the Company's Motion for Summary Judgment, holding as a matter of law that the mineral reservations at issue were unambiguous and included all valuable non-surface substances, including oil and gas. The Colorado Court of Appeals affirmed the decision of the State District Court in granting the Company's Motion for Summary Judgment on December 10, 1998 and then denied the surface owners' Motion for Rehearing. The surface owners then filed a Petition for Writ with the Colorado Supreme Court, which was granted in September 1999. The Colorado Supreme Court has affirmed the lower court's decisions in favor of the Company bringing this matter to a successful conclusion.

ROYALTY LITIGATION During September of 2000, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the "Gas Qui Tam case") filed in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants improperly measured and otherwise undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. The case has been transferred to the U.S. District Court, Multi-District Litigation Docket pending in Wyoming. Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines.
     A group of royalty owners purporting to represent RME's gas royalty owners in Texas (Neinast, et al.) was granted class action certification in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

18.  CONTINGENCIES (CONTINUED)

did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although most recently a demand for damages in the amount of $100 million has been asserted. The Company is of the opinion that the amount of damages at risk is substantially less than the amount demanded by the class action counsel and the Company intends to vigorously assert its defenses. The Company is currently appealing the class certification order. A decision on the class certification is expected during the second quarter of 2001.
     A group of royalty owners in the State of Oklahoma surrounding the Beaver County Gathering System allege five separate claims against the defendants including RME. This matter styled Galen Bridenstine v. Kaiser Francis Oil Company, et al. (including RME) has been certified as a class action. The plaintiffs contend that gathering, compression and dehydration fees deducted by the defendants from royalty payments were in violation of the Oklahoma Check Stub Statute and were improper. This matter has now been settled.
     A class action lawsuit entitled Gilbert H. Coulter, et al. v. Anadarko Petroleum Corporation has been certified in the 26th Judicial District Court, Stevens County, Kansas. In this action, the royalty owners contend that royalty was underpaid as a result of the deduction for certain post-production costs in the calculation of royalty. The Company believes that its method of calculating royalty was proper and that its gas was marketable in the condition produced, and thus plaintiffs' claims are without merit. This case was certified as a class action in August 2000. This matter is now set for trial on October 29, 2001.

WYOMING TAX LITIGATION RME has filed suit in the First District Court, Laramie, Wyoming, against the State of Wyoming, et al. alleging that the revaluation by the Department of Revenue of crude oil production sales for the years 1989 through 1995 is inappropriate. The Department of Revenue has valued the crude oil sales based upon the Cushing, Oklahoma price as opposed to the actual sales price collected from RME. The Department seeks to void the initial sales transaction as an unlawful affiliate sale that does not reflect true market price. RME seeks a declaratory judgment in court that the sale made to RME is a true sale reflective of market value at the wellhead and thus the initial amounts paid to the Department of Revenue were correct. The amount in controversy in this matter is approximately $8 million. The Company is currently unable to predict the final outcome of this matter.

CITGO LITIGATION CITGO Petroleum Corporation's claims arise out of an Asset Purchase and Contribution Agreement dated March 17, 1987 whereby RME's predecessor sold a refinery located in Corpus Christi to CITGO's predecessor. After the sale of the refinery, numerous individuals living near the refinery sued CITGO (the "Neighborhood Litigation") thereby implicating the Asset Purchase and Contribution Agreement indemnity provision. CITGO and RME eventually entered into a settlement agreement ("the 1995 Settlement Agreement") to allocate, on an interim basis, each parties' liability for defense and liability cost in that and related litigation. That agreement provides that once the Neighborhood Litigation and certain related claims are resolved, then the parties will determine their final indemnity obligations to each other through binding arbitration. At the present time, RME and CITGO have agreed to defer arbitrating the allocation of responsibility for this liability in order to work out a joint defense agreement in the major lawsuits. Arbitration will resume upon request of either CITGO or RME. In conjunction with this matter, RME is suing Continental Insurance for denial of coverage for claims related to this dispute. Negotiations and discussions with CITGO and legal actions against Continental Insurance continue.

KANSAS AD VALOREM TAX

General The Natural Gas Policy Act of 1978 allowed a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax.

                         ANADARKO PETROLEUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

18.  CONTINGENCIES (CONTINUED)

Background of Pan Energy Litigation FERC's ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). The Court held in June 1988 that FERC failed to provide a reasoned basis for its findings and remanded the case to FERC.
     Ultimately, the D.C. Circuit issued a decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997.

PanEnergy Litigation On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14 million (pretax) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $35 million (pretax) as of December 31, 2000. The Company also seeks from PanEnergy the return of the $1 million (pretax) charged against income in 1993 and 1994. In October 2000, the U.S. Magistrate issued recommendations concerning motions for summary judgment previously filed by both parties. In essence, the Magistrate's recommendation finds that the Company should be responsible for refunds attributable to the time period following August 1, 1985 while Duke Energy (as the successor company to Anadarko Production Company) should be responsible for refunds attributable to the time period before August 1, 1985. Remaining in dispute is approximately $7 million to $8 million in refunds attributable to Pan Eastern Exploration Company for the pre-August 1, 1985 time frame. The dispute over Pan Eastern's refunds is currently set for trial on March 26, 2001 in the U.S. District Court in Houston, Texas.
     Anadarko's net income for 1997 included a $2 million charge (pretax) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is currently unable to predict the final outcome of this matter and no provision for liability (excluding amounts recorded in 1993, 1994 and 1997) has been made in the accompanying financial statements.

                         ANADARKO PETROLEUM CORPORATION
                       SUPPLEMENTAL QUARTERLY INFORMATION
                                  (UNAUDITED)

QUARTERLY FINANCIAL DATA

     The following table shows summary quarterly financial data for 2000 and 1999. See Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K.

                                                         FIRST           SECOND            THIRD           FOURTH
                                                        QUARTER          QUARTER          QUARTER          QUARTER
MILLIONS EXCEPT PER SHARE AMOUNTS                       -------          -------          -------          -------
2000(1)
Operating revenues                                      $  661            $ 748           $1,871           $2,406
Operating income, pretax                                   119              137              493              670
Net income before cumulative effect of change in
  accounting principle                                  $   50            $  67           $  250(2)        $  457(3)
Net income available to common stockholders before
  cumulative effect of change in accounting principle   $   48            $  64           $  247(2)        $  454(3)
Net income available to common stockholders             $   31            $  64           $  247(2)        $  454(3)
EPS - before cumulative effect of change in accounting
  principle - basic                                     $ 0.37            $0.50           $ 1.07(2)        $ 1.82(3)
EPS - before cumulative effect of change in accounting
  principle - diluted                                   $ 0.37            $0.48           $ 1.03(2)        $ 1.75(3)
EPS - basic                                             $ 0.24            $0.50           $ 1.07(2)        $ 1.82(3)
EPS - diluted                                           $ 0.24            $0.48           $ 1.03(2)        $ 1.75(3)
1999
Operating revenues                                      $  329            $ 419           $  477           $  546
Operating income (loss), pretax                             (8)(4)           41               59               83(5)
Net income (loss)                                       $  (20)(4)        $  11           $   21           $   31(5)
Net income (loss) available to common stockholders      $  (23)(4)        $   8           $   19           $   28(5)
EPS - basic                                             $(0.19)(4)        $0.06           $ 0.15           $ 0.22(5)
EPS - diluted                                           $(0.19)(4)        $0.06           $ 0.15           $ 0.22(5)

---------------

(1) Results for the first, second and third quarters of 2000 have been revised due to a change in accounting for the carrying value of foreign crude oil inventories from market to cost in the fourth quarter of 2000.

(2) Anadarko's third quarter net income includes merger expenses of $64 million ($41 million after income taxes), which are a portion of the costs associated with the RME merger transaction. Excluding this item, Anadarko's net income was $291 million and net income available to common stockholders was $288 million, which was $1.20 per common share (diluted).

(3) Anadarko's fourth quarter operating income includes a non-cash charge of $50 million ($32 million after income taxes) to impair certain international properties. The Company's net income also includes merger expenses of $3 million ($2 million after income taxes), which are a portion of the costs associated with the RME merger transaction. Excluding these items, Anadarko's net income was $491 million and net income available to common stockholders was $488 million, which was $1.88 per common share (diluted).

(4) Anadarko's first quarter 1999 operating loss includes a non-cash charge of $20 million ($13 million after income taxes) to impair Eritrea properties. Excluding this impairment, Anadarko's first quarter net operating income (pretax) was $12 million, net loss was $8 million and net loss available to common stockholders was $10 million, which was $0.08 per common share (diluted).

(5) Anadarko's fourth quarter 1999 operating income includes a non-cash charge of $4 million ($3 million after income taxes) to impair certain international properties. Excluding this impairment, Anadarko's fourth quarter net operating income (pretax) was $87 million, net income was $33 million and net income available to common stockholders was $31 million, which was $0.24 per common share (diluted).

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS PRODUCTION

     The following is historical revenue and cost information relating to the Company's oil and gas operations. Excluded from amounts subject to amortization as of December 31, 2000 and 1999 are $2.9 billion and $323 million, respectively, of costs associated with unevaluated properties and major development projects. The majority of the evaluation activities are expected to be completed within five years.

COSTS EXCLUDED FROM AMORTIZATION

                                                          YEAR COSTS INCURRED        EXCLUDED
                                                      ----------------------------   COSTS AT
                                                      PRIOR                          DEC. 31,
                                                      YEARS   1998   1999    2000      2000
millions                                              -----   ----   ----   ------   --------
Property acquisition                                   $26    $19    $25    $   71    $  141
Exploration                                             14     38     31     2,564     2,647
Capitalized interest                                     6      5      7        92       110
                                                       ---    ---    ---    ------    ------
Total                                                  $46    $62    $63    $2,727    $2,898
                                                       ---    ---    ---    ------    ------

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

                                                               2000      1999
millions                                                      -------   ------
UNITED STATES
Capitalized
  Unproved properties                                         $ 2,314   $  210
  Proved properties                                             8,650    4,794
  Plant facilities                                                 11       11
                                                              -------   ------
                                                               10,975    5,015
Accumulated depreciation, depletion and amortization            2,506    2,075
                                                              -------   ------
Net capitalized costs                                           8,469    2,940
                                                              -------   ------
CANADA
Capitalized
  Unproved properties                                             412       --
  Proved properties                                             1,200       --
                                                              -------   ------
                                                                1,612       --
Accumulated depreciation, depletion and amortization               77       --
                                                              -------   ------
Net capitalized costs                                           1,535       --
                                                              -------   ------
ALGERIA
Capitalized
  Unproved properties                                              15       62
  Proved properties                                               704      493
                                                              -------   ------
                                                                  719      555
Accumulated depreciation, depletion and amortization               79       56
                                                              -------   ------
Net capitalized costs                                         $   640   $  499
                                                              -------   ------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

                                                               2000      1999
millions                                                      -------   ------
OTHER INTERNATIONAL
Capitalized
  Unproved properties                                         $   163   $   51
  Proved properties                                               561       --
  Plant facilities                                                  1       --
                                                              -------   ------
                                                                  725       51
Accumulated depreciation, depletion and amortization               39       --
                                                              -------   ------
Net capitalized costs                                             686       51
                                                              -------   ------
TOTAL
Capitalized
  Unproved properties                                           2,904      323
  Proved properties                                            11,115    5,287
  Plant facilities                                                 12       11
                                                              -------   ------
                                                               14,031    5,621
Accumulated depreciation, depletion and amortization            2,701    2,131
                                                              -------   ------
Net capitalized costs                                         $11,330   $3,490
                                                              -------   ------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                               2000    1999   1998
                          millions                            ------   ----   ----
UNITED STATES -- Capitalized
Property acquisition
  Exploration                                                 $1,897   $ 41   $ 32
  Development                                                  2,984     50    143
Exploration                                                      353    160    171
Development                                                      777    304    313
                                                              ------   ----   ----
                                                               6,011    555    659
                                                              ------   ----   ----
CANADA -- Capitalized
Property acquisition
  Exploration                                                    437     --     --
  Development                                                  1,075     --     --
Exploration                                                       16     --     --
Development                                                       89     --     --
                                                              ------   ----   ----
                                                               1,617     --     --
                                                              ------   ----   ----
ALGERIA -- Capitalized
Property acquisition
  Exploration                                                     --      1     --
Exploration                                                        7     13     87
Development                                                      155     49     65
                                                              ------   ----   ----
                                                                 162     63    152
                                                              ------   ----   ----
OTHER INTERNATIONAL -- Capitalized
Property acquisition
  Exploration                                                    122      1      2
  Development                                                    532     --     --
Exploration                                                       39     34     47
Development                                                       33     --     --
                                                              ------   ----   ----
                                                                 726     35     49
                                                              ------   ----   ----
TOTAL -- Capitalized
Property acquisition
  Exploration                                                  2,456     43     34
  Development                                                  4,591     50    143
Exploration                                                      415    207    305
Development                                                    1,054    353    378
                                                              ------   ----   ----
                                                              $8,516   $653   $860
                                                              ------   ----   ----

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

                                                               2000    1999    1998
                          millions                            ------   -----   -----
UNITED STATES
Net revenues from production
  Third-party sales of gas, oil, condensate and NGLs          $1,390   $ 261   $ 225
  Gas and oil sold to consolidated affiliates                    677     314     298
                                                              ------   -----   -----
                                                               2,067     575     523
Production (lifting) costs                                       406     185     201
Depreciation, depletion and amortization*                        429     178     180
                                                              ------   -----   -----
                                                               1,232     212     142
Income tax expense                                               429      75      49
                                                              ------   -----   -----
Results of operations                                         $  803   $ 137   $  93
                                                              ------   -----   -----
*DD&A rate per net equivalent barrel                          $ 5.16   $4.11   $3.91
                                                              ------   -----   -----
CANADA
Net revenues from production
  Third-party sales of gas, oil, condensate and NGLs          $  332   $  --   $  --
                                                              ------   -----   -----
                                                                 332      --      --
Production (lifting) costs                                        85      --      --
Depreciation, depletion and amortization*                         76      --      --
                                                              ------   -----   -----
                                                                 171      --      --
Income tax expense                                                68      --      --
                                                              ------   -----   -----
Results of operations                                         $  103   $  --   $  --
                                                              ------   -----   -----
*DD&A rate per net equivalent barrel                          $ 6.12   $  --   $  --
                                                              ------   -----   -----
ALGERIA
Net revenues from production
  Third-party sales of oil                                    $  271   $ 113   $  16
                                                              ------   -----   -----
                                                                 271     113      16
Production (lifting) costs                                        23      11       6
Depreciation, depletion and amortization*                         26      18       4
                                                              ------   -----   -----
                                                                 222      84       6
Income tax expense                                               137      52       4
                                                              ------   -----   -----
Results of operations                                         $   85   $  32   $   2
                                                              ------   -----   -----
*DD&A rate per net equivalent barrel                          $ 2.78   $2.96   $3.22
                                                              ------   -----   -----

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES (CONTINUED)

millions                                                       2000    1999    1998
                                                              ------   -----   -----
OTHER INTERNATIONAL
Net revenues from production
  Third-party sales of gas, oil, condensate and NGLs          $  133   $  --   $  --
                                                              ------   -----   -----
                                                                 133      --      --
Production (lifting) costs                                        61      --      --
Depreciation, depletion and amortization*                         39      --      --
                                                              ------   -----   -----
                                                                  33      --      --
Income tax expense                                                 9      --      --
                                                              ------   -----   -----
Results of operations                                         $   24   $  --   $  --
                                                              ------   -----   -----
*DD&A rate per net equivalent barrel                          $ 5.36   $  --   $  --
                                                              ------   -----   -----
TOTAL
Net revenues from production
  Third-party sales of gas, oil, condensate and NGLs          $2,126   $ 374   $ 241
  Gas and oil sold to consolidated affiliates                    677     314     298
                                                              ------   -----   -----
                                                               2,803     688     539
Production (lifting) costs                                       575     196     207
Depreciation, depletion and amortization*                        570     196     184
                                                              ------   -----   -----
                                                               1,658     296     148
Income tax expense                                               643     127      53
                                                              ------   -----   -----
Results of operations                                         $1,015   $ 169   $  95
                                                              ------   -----   -----
*DD&A rate per net equivalent barrel                          $ 5.08   $3.97   $3.89
                                                              ------   -----   -----

---------------
In July 2000, Anadarko acquired producing activities in Canada and other international areas as a result of the merger with RME.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

OIL AND GAS RESERVES

     The following table shows estimates prepared by the Company's engineers of proved reserves and proved developed reserves, net of royalty interests, of natural gas, crude oil, condensate and NGLs owned at year-end and changes in proved reserves during the last three years. Volumes for natural gas are in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch and volumes for oil, condensate and NGLs are in millions of barrels (MMBbls). Total volumes are in millions of barrels of oil equivalent (MMBOE). For this computation, one barrel is the equivalent of six thousand cubic feet of gas. NGLs are included with oil and condensate reserves and the associated shrinkage has been deducted from the gas reserves.
     Algerian reserves are shown in accordance with the PSA. The reserves include estimated quantities allocated to Anadarko for recovery of costs and Algerian taxes and Anadarko's net equity share after recovery of such costs.
     The Company's reserves increased in 2000 primarily from the merger transaction with RME, exploration and development drilling and improved recovery. Anadarko's reserves increased in 1999 primarily due to exploration and development drilling and due to significantly higher crude oil and slightly higher natural gas prices at year-end 1999 compared to year-end 1998. The Company's reserves increased in 1998 primarily from exploration and development drilling and purchases in place. Anadarko's 1998 reserves increase was offset partially by a negative reserve revision caused by lower natural gas and crude oil prices at year-end 1998 compared to year-end 1997.
     The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)
OIL AND GAS RESERVES (CONTINUED)

                                                   NATURAL GAS                    OIL, CONDENSATE AND NGLS
                                                      (BCF)                               (MMBBLS)
                                         -------------------------------   ---------------------------------------
                                                          OTHER                                      OTHER
                                         U.S.    CANADA   INT'L   TOTAL    U.S.   CANADA   ALGERIA   INT'L   TOTAL
                                         -----   ------   -----   ------   ----   ------   -------   -----   -----
PROVED RESERVES
DECEMBER 31, 1997                        1,730     --      --      1,730   236      --       184       --      420
Revisions of prior estimates               (70)    --      --        (70)  (32)     --        --       --      (32)
Extensions, discoveries and other
  additions                              1,028     --      --      1,028    37      --        62       --       99
Improved recovery                           15     --      --         15     7      --        --       --        7
Purchases in place                         121     --      --        121    18      --        --       --       18
Production                                (177)    --      --       (177)  (17)     --        (1)      --      (18)
                                         -----    ---      --     ------   ---      --       ---      ---    -----
DECEMBER 31, 1998                        2,647     --      --      2,647   249      --       245       --      494
Revisions of prior estimates              (188)    --      --       (188)   40      --        --       --       40
Extensions, discoveries and other
  additions                                112     --      --        112     1      --        73       --       74
Improved recovery                           34     --      --         34    10      --        --       --       10
Purchases in place                          99     --      --         99     1      --        --       --        1
Sales in place                             (27)    --      --        (27)   (2)     --       (23)      --      (25)
Production                                (170)    --      --       (170)  (15)     --        (6)      --      (21)
                                         -----    ---      --     ------   ---      --       ---      ---    -----
DECEMBER 31, 1999                        2,507     --      --      2,507   284      --       289       --      573
Revisions of prior estimates               102    (30)     (5)        67    23      (5)       --        6       24
Extensions, discoveries and other
  additions                                665     15      --        680     8       3        84       --       95
Improved recovery                           30     --      --         30     9      --        --       --        9
Purchases in place                       2,253    910      33      3,196   161      85        --      147      393
Sales in place                              --     (2)     --         (2)   --      --        --       (1)      (1)
Production                                (338)   (46)     (1)      (385)  (27)     (4)       (9)      (7)     (47)
                                         -----    ---      --     ------   ---      --       ---      ---    -----
DECEMBER 31, 2000                        5,219    847      27      6,093   458      79       364      145    1,046
                                         -----    ---      --     ------   ---      --       ---      ---    -----
PROVED DEVELOPED RESERVES
December 31, 1997                        1,597     --      --      1,597   123      --        --       --      123
December 31, 1998                        1,640     --      --      1,640   120      --        44       --      164
December 31, 1999                        1,672     --      --      1,672   134      --        61       --      195
December 31, 2000                        4,424    720      16      5,160   355      59        98       85      597

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                     AND PRODUCTION ACTIVITIES (CONTINUED)
                                  (UNAUDITED)

OIL AND GAS RESERVES (CONTINUED)

                                                                                TOTAL
                                                                               (MMBOE)
                                                               ----------------------------------------
                                                                                          OTHER
                                                               U.S.    CANADA   ALGERIA   INT'L   TOTAL
                                                               -----   ------   -------   -----   -----
PROVED RESERVES
DECEMBER 31, 1997                                                524     --       184       --      708
Revisions of prior estimates                                     (44)    --        --       --      (44)
Extensions, discoveries and other additions                      208     --        62       --      270
Improved recovery                                                  9     --        --       --        9
Purchases in place                                                39     --        --       --       39
Production                                                       (46)    --        (1)      --      (47)
                                                               -----    ---       ---      ---    -----
DECEMBER 31, 1998                                                690     --       245       --      935
Revisions of prior estimates                                       9     --        --       --        9
Extensions, discoveries and other additions                       19     --        73       --       92
Improved recovery                                                 16     --        --       --       16
Purchases in place                                                18     --        --       --       18
Sales in place                                                    (6)    --       (23)      --      (29)
Production                                                       (44)    --        (6)      --      (50)
                                                               -----    ---       ---      ---    -----
DECEMBER 31, 1999                                                702     --       289       --      991
Revisions of prior estimates                                      39    (10)       --        6       35
Extensions, discoveries and other additions                      118      6        84       --      208
Improved recovery                                                 14     --        --       --       14
Purchases in place                                               537    237        --      152      926
Sales in place                                                    --     --        --       (1)      (1)
Production                                                       (83)   (13)       (9)      (7)    (112)
                                                               -----    ---       ---      ---    -----
DECEMBER 31, 2000                                              1,327    220       364      150    2,061
                                                               -----    ---       ---      ---    -----
PROVED DEVELOPED RESERVES
December 31, 1997                                                389     --        --       --      389
December 31, 1998                                                393     --        44       --      437
December 31, 1999                                                412     --        61       --      473
December 31, 2000                                              1,092    179        98       88    1,457

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

DISCOUNTED FUTURE NET CASH FLOWS

     Estimates of future net cash flows from proved reserves of gas, oil, condensate and NGLs were made in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." The amounts were prepared by the Company's engineers and are shown in the following table. The estimates are based on prices at year-end.
     Gas prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense.
     At December 31, 2000, the present value (discounted at 10%) of future net revenues from Anadarko's proved reserves was $33.1 billion, before income taxes, and $21.4 billion, after income taxes, (stated in accordance with the regulations of the Securities Exchange Commission and the Financial Accounting Standards Board). The after income taxes increase of 388% in 2000 compared to 1999 is primarily due to the addition of proved reserves related to the merger transaction with RME, significantly higher natural gas prices at year-end 2000 and successful drilling worldwide.
     The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on the Company's consolidated financial statements.
     Under the full cost method of accounting, a non-cash charge to earnings related to the carrying value of the Company's oil and gas properties on a country-by-country basis may be required when prices are low. Whether the Company will be required to take such a charge depends on the prices for crude oil and natural gas at the end of any quarter, as well as the effect of both capital expenditures and changes to proved reserves during that quarter. If a non-cash charge were required, it would reduce earnings for the period and result in lower DD&A expense in future periods.

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                               2000      1999      1998
MILLIONS                                                      -------   -------   ------
UNITED STATES
Future cash inflows                                           $57,027   $11,012   $7,393
Future production and development costs                         9,357     3,232    2,690
                                                              -------   -------   ------
Future net cash flows before income taxes                      47,670     7,780    4,703
10% annual discount for estimated timing of cash flows         22,911     3,916    2,209
                                                              -------   -------   ------
Discounted future net cash flows before income taxes           24,759     3,864    2,494
Future income taxes, net of 10% annual discount                 8,546     1,070      698
                                                              -------   -------   ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                             16,213     2,794    1,796
                                                              -------   -------   ------
CANADA
Future cash inflows                                             8,720        --       --
Future production and development costs                         1,154        --       --
                                                              -------   -------   ------
Future net cash flows before income taxes                       7,566        --       --
10% annual discount for estimated timing of cash flows          3,261        --       --
                                                              -------   -------   ------
Discounted future net cash flows before income taxes            4,305        --       --
Future income taxes, net of 10% annual discount                 1,880        --       --
                                                              -------   -------   ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                              2,425        --       --
                                                              -------   -------   ------
ALGERIA
Future cash inflows                                             8,410     7,259    2,694
Future production and development costs                         1,419     1,077      988
                                                              -------   -------   ------
Future net cash flows before income taxes                       6,991     6,182    1,706
10% annual discount for estimated timing of cash flows          3,807     3,683    1,066
                                                              -------   -------   ------
Discounted future net cash flows before income taxes            3,184     2,499      640
Future income taxes, net of 10% annual discount                 1,108       911      214
                                                              -------   -------   ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                              2,076     1,588      426
                                                              -------   -------   ------
OTHER INTERNATIONAL
Future cash inflows                                             2,631        --       --
Future production and development costs                         1,031        --       --
                                                              -------   -------   ------
Future net cash flows before income taxes                       1,600        --       --
10% annual discount for estimated timing of cash flows            705        --       --
                                                              -------   -------   ------
Discounted future net cash flows before income taxes              895        --       --
Future income taxes, net of 10% annual discount                   204        --       --
                                                              -------   -------   ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                                691        --       --
                                                              -------   -------   ------
TOTAL
Future cash inflows                                            76,788    18,271   10,087
Future production and development costs                        12,961     4,309    3,678
                                                              -------   -------   ------
Future net cash flows before income taxes                      63,827    13,962    6,409
10% annual discount for estimated timing of cash flows         30,684     7,599    3,275
                                                              -------   -------   ------
Discounted future net cash flows before income taxes           33,143     6,363    3,134
Future income taxes, net of 10% annual discount                11,738     1,981      912
                                                              -------   -------   ------
Standardized measure of discounted future net cash flows
  relating to oil and gas reserves                            $21,405   $ 4,382   $2,222
                                                              -------   -------   ------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                               2000      1999      1998
                          millions                            -------   -------   ------
UNITED STATES
Beginning of year                                             $ 2,794   $ 1,796   $1,408
Sales and transfers of oil and gas produced, net of
  production costs                                             (1,661)     (390)    (322)
Net changes in prices and development and production costs      7,437     1,451     (412)
Extensions, discoveries, additions and improved recovery,
  less related costs                                            2,719       (90)   1,002
Development costs incurred during the period                      126        30       26
Revisions of previous quantity estimates                          114       175     (225)
Purchases of minerals in place                                 11,841        52       96
Sales of minerals in place                                         (1)      (22)      --
Accretion of discount                                             386       249      206
Net change in income taxes                                     (7,476)     (372)     (44)
Other                                                             (66)      (85)      61
                                                              -------   -------   ------
End of year                                                    16,213     2,794    1,796
                                                              -------   -------   ------
CANADA
Beginning of year                                                  --        --       --
Sales and transfers of oil and gas produced, net of
  production costs                                               (247)       --       --
Extensions, discoveries, additions and improved recovery,
  less related costs                                              101        --       --
Revisions of previous quantity estimates                         (165)       --       --
Purchases of minerals in place                                  4,568        --       --
Net change in income taxes                                     (1,880)       --       --
Other                                                              48        --       --
                                                              -------   -------   ------
End of year                                                     2,425        --       --
                                                              -------   -------   ------
ALGERIA
Beginning of year                                               1,588       426      603
Sales and transfers of oil produced, net of production costs     (248)     (102)     (10)
Net changes in prices and development and production costs       (330)    1,774     (514)
Extensions, discoveries, additions and improved recovery,
  less related costs                                              901       210       45
Development costs incurred during the period                      135        38       91
Sales of minerals in place                                         --       (85)      --
Accretion of discount                                             250        64       97
Net change in income taxes                                       (197)     (697)     150
Other                                                             (23)      (40)     (36)
                                                              -------   -------   ------
End of year                                                   $ 2,076   $ 1,588   $  426
                                                              -------   -------   ------

                         ANADARKO PETROLEUM CORPORATION
              SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                           AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (CONTINUED)

                                                               2000      1999      1998
                          millions                            -------   -------   ------
OTHER INTERNATIONAL
Beginning of year                                             $    --   $    --   $   --
Sales and transfers of oil and gas produced, net of
  production costs                                                (72)       --       --
Purchases of minerals in place                                    967        --       --
Net change in income taxes                                       (204)       --       --
                                                              -------   -------   ------
End of year                                                       691        --       --
                                                              -------   -------   ------
TOTAL
Beginning of year                                               4,382     2,222    2,011
Sales and transfers of oil and gas produced, net of
  production costs                                             (2,228)     (492)    (332)
Net changes in prices and development and production costs      7,107     3,225     (926)
Extensions, discoveries, additions and improved recovery,
  less related costs                                            3,721       120    1,047
Development costs incurred during the period                      261        68      117
Revisions of previous quantity estimates                          (51)      175     (225)
Purchases of minerals in place                                 17,376        52       96
Sales of minerals in place                                         (1)     (107)      --
Accretion of discount                                             636       313      303
Net change in income taxes                                     (9,757)   (1,069)     106
Other                                                             (41)     (125)      25
                                                              -------   -------   ------
End of year                                                   $21,405   $ 4,382   $2,222
                                                              -------   -------   ------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Anadarko Board of Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the Anadarko Petroleum Corporation Proxy Statement, dated March 26, 2001 (Proxy Statement), which is incorporated herein by reference.

     See list of Executive Officers of the Registrant appearing under Item 4 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     See Anadarko Board of Directors -- Director Compensation and Compensation and Benefits Committee Report on 2000 Executive Compensation in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Stock Ownership in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Transactions with Management in the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated by reference:

        (1) The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 42.

        (2) Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT                                                               ORIGINALLY FILED            FILE
NUMBER                             DESCRIPTION                           AS EXHIBIT              NUMBER
------              -----------------------------------------  -------------------------------  --------
    2(a)            Agreement and Plan of Merger dated as of   2.1 to Form 8-K dated April 2,     1-8968
                    April 2, 2000, among Anadarko, Subcorp     2000
                    and RME

    3(a)            Restated Certificate of Incorporation of   19(a)(i) to Form 10-Q for          1-8968
                    Anadarko Petroleum Corporation, dated      quarter ended September 30,
                    August 28, 1986                            1986

     (b)            By-laws of Anadarko Petroleum              3(e) to Form 10-Q for quarter      1-8968
                    Corporation, as amended                    ended September 30, 2000

     (c)            Certificate of Amendment of Anadarko's     4.1 to Form 8-K dated July 28,     1-8968
                    Restated Certificate of Incorporation      2000

    4(a)            Rights Agreement, dated as of October 29,  4.1 to Form 8-A dated October      1-8968
                    1998, between Anadarko Petroleum           30, 1998
                    Corporation and The Chase Manhattan Bank
                    Rights Agent

     (b)            Amendment No. 1 to Rights Agreement,       2.4 to Form 8-K dated April 2,     1-8968
                    dated as of April 2, 2000 between          2000
                    Anadarko and Rights Agent

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

         *(v)       Termination of Director Deferred
                    Compensation Plan of Anadarko Petroleum
                    Corporation, effective July 11, 2000

EXHIBIT                                                               ORIGINALLY FILED            FILE
NUMBER                             DESCRIPTION                           AS EXHIBIT              NUMBER
------              -----------------------------------------  -------------------------------  --------
   10(b) (vi)       Anadarko Petroleum Corporation 1988 Stock  19(b) to Form 10-Q for quarter     1-8968
                    Option Plan for Non-Employee Directors     ended September 30, 1988
         (vii)      Anadarko Petroleum Corporation Amended     99 -- Attachment A to Form 10-K    1-8968
                    and Restated 1988 Stock Option Plan for    for year ended December 31,
                    Non-Employee Directors                     1993
         (viii)     Amendment to Anadarko Petroleum            10(b)(vii) to Form 10-K for        1-8968
                    Corporation 1988 Stock Option Plan for     year ended December 31, 1997
                    Non-Employee Directors
         (ix)       Second Amendment to Anadarko Petroleum     10(b)(viii) to Form 10-K for       1-8968
                    Corporation 1988 Stock Option Plan for     year ended December 31, 1997
                    Non-Employee Directors
         (x)        1998 Director Stock Plan of Anadarko       99 -- Attachment A to Form 10-K    1-8968
                    Petroleum Corporation, effective January   for year ended December 31,
                    30, 1998                                   1997
         (xi)       Anadarko Petroleum Corporation and         19(c)(ix) to Form 10-Q for         1-8968
                    Participating Affiliates and Subsidiaries  quarter ended September 30,
                    Annual Override Pool Bonus Plan, as        1986
                    amended October 6, 1986
         (xii)      Second Amendment to Anadarko Petroleum     10(b)(ii) to Form 10-K for year    1-8968
                    Corporation and Participating Affiliates   ended December 31, 1987
                    and Subsidiaries Annual Override Pool
                    Bonus Plan
         (xiii)     Restatement of the Anadarko Petroleum      Post Effective Amendment No. 1   33-22134
                    Corporation 1987 Stock Option Plan (and    to Forms S-8 and S-3, Anadarko
                    Related Agreement)                         Petroleum Corporation 1987
                                                               Stock Option Plan
         (xiv)      First Amendment to Restatement of the      10(b)(xii) to Form 10-K for        1-8968
                    Anadarko Petroleum Corporation 1987 Stock  year ended December 31, 1997
                    Option Plan
         (xv)       1993 Stock Incentive Plan                  10(b)(xii) to Form 10-K for        1-8968
                                                               year ended December 31, 1993
         (xvi)      First Amendment to Anadarko Petroleum      99 -- Attachment A to Form 10-K    1-8968
                    Corporation 1993 Stock Incentive Plans     for year ended December 31,
                                                               1996
         (xvii)     Second Amendment to Anadarko Petroleum     10(b)(xv) to Form 10-K for year    1-8968
                    Corporation 1993 Stock Incentive Plan      ended December 31, 1997
         (xviii)    Anadarko Petroleum Corporation 1993 Stock  10(a) to Form 10-Q for quarter     1-8968
                    Incentive Plan Stock Option Agreement      ended March 31, 1996
         (xix)      Form of Anadarko Petroleum Corporation     10(b)(xvii) to Form 10-K for       1-8968
                    1993 Stock Incentive Plan Stock Option     year ended December 31, 1997
                    Agreement
         (xx)       Form of Anadarko Petroleum Corporation     10(b)(xviii) Form 10-K for year    1-8968
                    1993 Stock Incentive Plan Restricted       ended December 31, 1997
                    Stock Agreement
         (xxi)      Anadarko Petroleum Corporation 1999 Stock  99 -- Attachment A to Form 10-K    1-8968
                    Incentive Plan                             for year ended December 31,
                                                               1998

EXHIBIT                                                               ORIGINALLY FILED            FILE
NUMBER                             DESCRIPTION                           AS EXHIBIT              NUMBER
------              -----------------------------------------  -------------------------------  --------
  *10(b) (xxii)     Amendment to 1999 Stock Incentive Plan,
                    as of July 1, 2000
         (xxiii)    Form of Anadarko Petroleum Corporation     10(b)(xxiii) to Form 10-K for      1-8968
                    1999 Stock Incentive Plan Stock Option     year ended December 31, 1999
                    Agreement
         (xxiv)     Form of Anadarko Petroleum Corporation     10(b)(xxiv) to Form 10-K for       1-8968
                    1999 Stock Incentive Plan Restricted       year ended December 31, 1999
                    Stock Agreement
         (xxv)      Annual Incentive Bonus Plan                10(b)(xiii) to Form 10-K for       1-8968
                                                               year ended December 31, 1993
         (xxvi)     First Amendment to Anadarko Petroleum      99 -- Attachment B to Form 10-K    1-8968
                    Corporation Annual Incentive Bonus Plan    for year ended December 31,
                                                               1998
         (xxvii)    Key Employee Change of Control Contract    10(b)(xxii) to Form 10-K for       1-8968
                                                               year ended December 31, 1997
         (xxviii)   First Amendment to Anadarko Petroleum      10(b) to Form 10-Q for quarter     1-8968
                    Corporation Key Employee Change of         ended September 30, 2000
                    Control Contract
         (xxix)     Executive Deferred Compensation Plan of    10(b)(xii) to Form 10-K for        1-8968
                    Anadarko Petroleum Corporation and         year ended December 31, 1987
                    Participating Subsidiaries and
                    Affiliates, effective October 1, 1986
         (xxx)      Executive Deferred Compensation Plan of    10(b)(vi) to Form 10-K for year    1-8968
                    Anadarko Petroleum Corporation, effective  ended December 31, 1986
                    January 1, 1987
         (xxxi)     Amendment to Anadarko Petroleum            10(b)(xxv) to Form 10-K for        1-8968
                    Corporation Executive Deferred             year ended December 31, 1997
                    Compensation Plan
         (xxxii)    Executive Deferred Compensation Agreement  19(a)(ii) to Form 10-Q for         1-8968
                    between Anadarko Petroleum Corporation     quarter ended March 31, 1987
                    and each Executive Electing to
                    Participate
         (xxxiii)   First Amendment to Executive Deferred      10(b)(xxvii) to Form 10-K for      1-8968
                    Compensation Agreement 1987, 1988, 1989    year ended December 31, 1997
                    and 1990 Plan Years
         (xxxiv)    Amendments to Executive Deferred           10(b)(xv) to Form 10-K for year    1-8968
                    Compensation Agreement between Anadarko    ended December 31, 1987
                    Petroleum Corporation and each Executive
                    Electing to Participate
         *(xxxv)    Termination of Executive Deferred
                    Compensation Plan of Anadarko Petroleum
                    Corporation, effective July 11, 2000
         (xxxvi)    Anadarko Retirement Restoration Plan,      10(b)(xix) to Form 10-K for        1-8968
                    effective January 1, 1995                  year ended December 31, 1995
         (xxxvii)   Anadarko Savings Restoration Plan,         10(b)(xx) to Form 10-K for year    1-8968
                    effective January 1, 1995                  ended December 31, 1995

EXHIBIT                                                               ORIGINALLY FILED            FILE
NUMBER                             DESCRIPTION                           AS EXHIBIT              NUMBER
------              -----------------------------------------  -------------------------------  --------
   10(b) (xxxviii)  Amendment to Amended and Restated          10(b)(xxxi) to Form 10-K for       1-8968
                    Anadarko Savings Restoration Plan          year ended December 31, 1997
         (xxxix)    Plan Agreement for the Management Life     10(b)(xxi) to Form 10-K for        1-8968
                    Insurance Plan between Anadarko Petroleum  year ended December 31, 1995
                    Corporation and each Eligible Employee,
                    effective July 1, 1995
         (xxxx)     Anadarko Petroleum Corporation Estate      10(b)(xxxiv) to Form 10-K for      1-8968
                    Enhancement Program                        year ended December 31, 1998
         (xxxxi)    Estate Enhancement Program Agreement       10(b)(xxxv) to Form 10-K for       1-8968
                    between Anadarko Petroleum Corporation     year ended December 31, 1998
                    and Eligible Executives
       * (xxxxii)   Estate Enhancement Program Agreements
                    effective November 29, 2000
         (xxxxiii)  Employment Agreement                       10(a) to Form 10-Q for quarter     1-8968
                                                               ended September 30, 2000
     *12            Computation of Ratios of Earnings to
                    Fixed Charges and Earnings to Combined
                    Fixed Charges and Preferred Stock
                    Dividends
     *13            Portions of the Anadarko Petroleum
                    Corporation 2000 Annual Report to
                    Stockholders
     *21            List of Significant Subsidiaries
     *23            Consents of Experts and Counsel Consent
                    of KPMG LLP
     *24            Powers of Attorney
      99            Anadarko Petroleum Corporation Proxy       Filed on March 14, 2001
                    Statement, dated March 26, 2001

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

(b) REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            ANADARKO PETROLEUM CORPORATION

March 14, 2001                              By:          MICHAEL E. ROSE
                                              ----------------------------------
                                               (Michael E. Rose, Executive Vice
                                                           President,
                                                 Finance and Chief Financial
                                                            Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 14, 2001.

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

(ii)   Principal financial officer:*

                          MICHAEL E. ROSE                     Executive Vice President, Finance and
       -----------------------------------------------------  Chief Financial Officer
                         (Michael E. Rose)

(iii)  Principal accounting officer:*

                          JAMES R. LARSON                     Vice President and Controller
       -----------------------------------------------------
                         (James R. Larson)

(iv)   Directors:*

                      ROBERT J. ALLISON, JR.
                         CONRAD P. ALBERT
                           LARRY BARCUS
                           RONALD BROWN
                          JAMES L. BRYAN
                        JOHN R. BUTLER, JR.
                       PRESTON M. GEREN III
                          JOHN R. GORDON
                         LAWRENCE M. JONES
                        GEORGE LINDAHL III
                    JOHN W. PODUSKA, SR., PH.D.
                         JEFF D. SANDEFER
                           JOHN N. SEITZ
-----
* Signed on behalf of each of these persons and on his own behalf:

                 By              MICHAEL E. ROSE
                   -----------------------------------------
                   (Michael E. Rose, Attorney-in-Fact )

                           STOCKHOLDERS' INFORMATION

     The common stock of Anadarko Petroleum Corporation is traded on the New York Stock Exchange. Average daily trading volume was 1,618,000 shares in 2000, 672,000 shares in 1999 and 627,000 shares in 1998. The ticker symbol for Anadarko is APC and daily stock reports published in local newspapers carry trading summaries for the Company under the headings ANADRK or ANADRKPETE. The following shows information regarding the closing market price of and dividends paid on the Company's common stock by quarter for 2000 and 1999.

                                                         FIRST    SECOND     THIRD    FOURTH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   -------
2000
Market Price
  High                                                  $38.69    $53.25    $68.05    $74.85
  Low                                                   $28.44    $34.50    $44.44    $58.45
Dividends                                               $ 0.05    $ 0.05    $ 0.05    $ 0.05

1999
Market Price
  High                                                  $39.88    $40.50    $38.19    $35.44
  Low                                                   $26.56    $35.69    $29.00    $27.19
Dividends                                               $ 0.05    $ 0.05    $ 0.05    $ 0.05

STOCKHOLDER SERVICES The transfer agent and registrar for Anadarko common stock is Mellon Investor Services LLC. Stockholders who need assistance with their accounts or wish to eliminate duplicate mailings should contact:

Mellon Investor Services LLC                U.S. Shareholders         (800) 851-9677
P.O. Box 3315                               TDD for Hearing Impaired  (800) 231-5469
South Hackensack, NJ 07606-1915             Foreign Shareholders      (201) 329-8660
Website: www.mellon-investor.com            TDD Foreign Shareholders  (201) 329-8354

     Anadarko offers a Dividend Reinvestment and Stock Purchase Plan (DRIP) to its stockholders. The DRIP provides an opportunity to reinvest dividends and offers an alternative to traditional methods of buying, holding and selling Anadarko common stock. For more information about Anadarko's DRIP, please contact Mellon Investor Services at 1-888-470-5786.
     ANADARKO WILL MAKE AVAILABLE TO ANY STOCKHOLDER, WITHOUT CHARGE, ADDITIONAL COPIES OF ITS 2000 ANNUAL REPORT ON FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. FOR ADDITIONAL COPIES OF THIS, OR ANY ANADARKO PUBLICATION, PLEASE CONTACT:

     Anadarko Petroleum Corporation
     Public Affairs Department
     P.O. Box 1330
     Houston, Texas 77251-1330
     (281) 874-3498

     As a service to our stockholders, copies of the Company's news releases can be transmitted at no charge via fax by calling 1-800-758-5804 ext. 038950 or through our website, www.anadarko.com.

ANNUAL STOCKHOLDERS' MEETING Stockholders are cordially invited to attend Anadarko's annual stockholders' meeting to be held at 9:30 a.m., Thursday, April 26, 2001, at The Wyndham Hotel -- Greenspoint at 12400 Greenspoint Drive in Houston.

FOR MORE INFORMATION If you have questions or need additional information concerning Anadarko's operations or financial results, analysts and investors please contact Paul Taylor, Vice President, Investor Relations, at (281) 874-3471 and media please contact Teresa Wong, Manager of Public Affairs and Corporate Communications, at (281) 873-1203.

                                 EXHIBIT INDEX

     (a) The following documents are filed as a part of this report or incorporated by reference:

        (1) The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 42.

        (2) Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT                                                               ORIGINALLY FILED            FILE
NUMBER                             DESCRIPTION                           AS EXHIBIT              NUMBER
------              -----------------------------------------  -------------------------------  --------
    2(a)            Agreement and Plan of Merger dated as of   2.1 to Form 8-K dated April 2,     1-8968
                    April 2, 2000, among Anadarko, Subcorp     2000
                    and RME
    3(a)            Restated Certificate of Incorporation of   19(a)(i) to Form 10-Q for          1-8968
                    Anadarko Petroleum Corporation, dated      quarter ended September 30,
                    August 28, 1986                            1986
     (b)            By-laws of Anadarko Petroleum              3(e) to Form 10-Q for quarter      1-8968
                    Corporation, as amended                    ended September 30, 2000
     (c)            Certificate of Amendment of Anadarko's     4.1 to Form 8-K dated July 28,     1-8968
                    Restated Certificate of Incorporation      2000
    4(a)            Rights Agreement, dated as of October 29,  4.1 to Form 8-A dated October      1-8968
                    1998, between Anadarko Petroleum           30, 1998
                    Corporation and The Chase Manhattan Bank
                    Rights Agent
     (b)            Amendment No. 1 to Rights Agreement,       2.4 to Form 8-K dated April 2,     1-8968
                    dated as of April 2, 2000 between          2000
                    Anadarko and Rights Agent
DIRECTOR AND EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
   10(b) (i)        Director Deferred Compensation Plan of     10(b)(viii) to Form 10-K for       1-8968
                    Anadarko Petroleum Corporation, effective  year ended December 31, 1986
                    January 1, 1987
         (ii)       Amendment to Anadarko Petroleum            10(b)(ii) to Form 10-K for year    1-8968
                    Corporation Director Deferred              ended December 31, 1997
                    Compensation Plan
         (iii)      Director Deferred Compensation Agreement   19(a)(i) to Form 10-Q for          1-8968
                    between Anadarko Petroleum Corporation     quarter ended March 31, 1987
                    and each Director Electing to Participate
         (iv)       First Amendment to Director Deferred       10(b)(iv) to Form 10-K for year    1-8968
                    Compensation Agreement 1987, 1988, 1989    ended December 31, 1997
                    and 1990 Plan Years
       * (v)        Termination of Director Deferred
                    Compensation Plan of Anadarko Petroleum
                    Corporation, effective July 11, 2000
         (vi)       Anadarko Petroleum Corporation 1988 Stock  19(b) to Form 10-Q for quarter     1-8968
                    Option Plan for Non-Employee Directors     ended September 30, 1988
         (vii)      Anadarko Petroleum Corporation Amended     99 -- Attachment A to Form 10-K    1-8968
                    and Restated 1988 Stock Option Plan for    for year ended December 31,
                    Non-Employee Directors                     1993

EXHIBIT                                                               ORIGINALLY FILED            FILE
NUMBER                             DESCRIPTION                           AS EXHIBIT              NUMBER
------              -----------------------------------------  -------------------------------  --------
   10(b) (viii)     Amendment to Anadarko Petroleum            10(b)(vii) to Form 10-K for        1-8968
                    Corporation 1988 Stock Option Plan for     year ended December 31, 1997
                    Non-Employee Directors
         (ix)       Second Amendment to Anadarko Petroleum     10(b)(viii) to Form 10-K for       1-8968
                    Corporation 1988 Stock Option Plan for     year ended December 31, 1997
                    Non-Employee Directors
         (x)        1998 Director Stock Plan of Anadarko       99 -- Attachment A to Form 10-K    1-8968
                    Petroleum Corporation, effective January   for year ended December 31,
                    30, 1998                                   1997
         (xi)       Anadarko Petroleum Corporation and         19(c)(ix) to Form 10-Q for         1-8968
                    Participating Affiliates and Subsidiaries  quarter ended September 30,
                    Annual Override Pool Bonus Plan, as        1986
                    amended October 6, 1986
         (xii)      Second Amendment to Anadarko Petroleum     10(b)(ii) to Form 10-K for year    1-8968
                    Corporation and Participating Affiliates   ended December 31, 1987
                    and Subsidiaries Annual Override Pool
                    Bonus Plan
         (xiii)     Restatement of the Anadarko Petroleum      Post Effective Amendment No. 1   33-22134
                    Corporation 1987 Stock Option Plan (and    to Forms S-8 and S-3, Anadarko
                    Related Agreement)                         Petroleum Corporation 1987
                                                               Stock Option Plan
         (xiv)      First Amendment to Restatement of the      10(b)(xii) to Form 10-K for        1-8968
                    Anadarko Petroleum Corporation 1987 Stock  year ended December 31, 1997
                    Option Plan
         (xv)       1993 Stock Incentive Plan                  10(b)(xii) to Form 10-K for        1-8968
                                                               year ended December 31, 1993
         (xvi)      First Amendment to Anadarko Petroleum      99 -- Attachment A to Form 10-K    1-8968
                    Corporation 1993 Stock Incentive Plans     for year ended December 31,
                                                               1996
         (xvii)     Second Amendment to Anadarko Petroleum     10(b)(xv) to Form 10-K for year    1-8968
                    Corporation 1993 Stock Incentive Plan      ended December 31, 1997
         (xviii)    Anadarko Petroleum Corporation 1993 Stock  10(a) to Form 10-Q for quarter     1-8968
                    Incentive Plan Stock Option Agreement      ended March 31, 1996
         (xix)      Form of Anadarko Petroleum Corporation     10(b)(xvii) to Form 10-K for       1-8968
                    1993 Stock Incentive Plan Stock Option     year ended December 31, 1997
                    Agreement
         (xx)       Form of Anadarko Petroleum Corporation     10(b)(xviii) Form 10-K for year    1-8968
                    1993 Stock Incentive Plan Restricted       ended December 31, 1997
                    Stock Agreement
         (xxi)      Anadarko Petroleum Corporation 1999 Stock  99 -- Attachment A to Form 10-K    1-8968
                    Incentive Plan                             for year ended December 31,
                                                               1998
         *(xxii)    Amendment to 1999 Stock Incentive Plan,
                    as of July 1, 2000
         (xxiii)    Form of Anadarko Petroleum Corporation     10(b)(xxiii) to Form 10-K for      1-8968
                    1999 Stock Incentive Plan Stock Option     year ended December 31, 1999
                    Agreement

EXHIBIT                                                               ORIGINALLY FILED            FILE
NUMBER                             DESCRIPTION                           AS EXHIBIT              NUMBER
------              -----------------------------------------  -------------------------------  --------
   10(b) (xxiv)     Form of Anadarko Petroleum Corporation     10(b)(xxiv) to Form 10-K for       1-8968
                    1999 Stock Incentive Plan Restricted       year ended December 31, 1999
                    Stock Agreement
         (xxv)      Annual Incentive Bonus Plan                10(b)(xiii) to Form 10-K for       1-8968
                                                               year ended December 31, 1993
         (xxvi)     First Amendment to Anadarko Petroleum      99 -- Attachment B to Form 10-K    1-8968
                    Corporation Annual Incentive Bonus Plan    for year ended December 31,
                                                               1998
         (xxvii)    Key Employee Change of Control Contract    10(b)(xxii) to Form 10-K for       1-8968
                                                               year ended December 31, 1997
         (xxviii)   First Amendment to Anadarko Petroleum      10(b) to Form 10-Q for quarter     1-8968
                    Corporation Key Employee Change of         ended September 30, 2000
                    Control Contract
         (xxix)     Executive Deferred Compensation Plan of    10(b)(xii) to Form 10-K for        1-8968
                    Anadarko Petroleum Corporation and         year ended December 31, 1987
                    Participating Subsidiaries and
                    Affiliates, effective October 1, 1986
         (xxx)      Executive Deferred Compensation Plan of    10(b)(vi) to Form 10-K for year    1-8968
                    Anadarko Petroleum Corporation, effective  ended December 31, 1986
                    January 1, 1987
         (xxxi)     Amendment to Anadarko Petroleum            10(b)(xxv) to Form 10-K for        1-8968
                    Corporation Executive Deferred             year ended December 31, 1997
                    Compensation Plan
         (xxxii)    Executive Deferred Compensation Agreement  19(a)(ii) to Form 10-Q for         1-8968
                    between Anadarko Petroleum Corporation     quarter ended March 31, 1987
                    and each Executive Electing to
                    Participate
         (xxxiii)   First Amendment to Executive Deferred      10(b)(xxvii) to Form 10-K for      1-8968
                    Compensation Agreement 1987, 1988, 1989    year ended December 31, 1997
                    and 1990 Plan Years
         (xxxiv)    Amendments to Executive Deferred           10(b)(xv) to Form 10-K for year    1-8968
                    Compensation Agreement between Anadarko    ended December 31, 1987
                    Petroleum Corporation and each Executive
                    Electing to Participate
         *(xxxv)    Termination of Executive Deferred
                    Compensation Plan of Anadarko Petroleum
                    Corporation, effective July 11, 2000
         (xxxvi)    Anadarko Retirement Restoration Plan,      10(b)(xix) to Form 10-K for        1-8968
                    effective January 1, 1995                  year ended December 31, 1995
         (xxxvii)   Anadarko Savings Restoration Plan,         10(b)(xx) to Form 10-K for year    1-8968
                    effective January 1, 1995                  ended December 31, 1995
         (xxxviii)  Amendment to Amended and Restated          10(b)(xxxi) to Form 10-K for       1-8968
                    Anadarko Savings Restoration Plan          year ended December 31, 1997

EXHIBIT                                                               ORIGINALLY FILED            FILE
NUMBER                             DESCRIPTION                           AS EXHIBIT              NUMBER
------              -----------------------------------------  -------------------------------  --------
   10(b) (xxxix)    Plan Agreement for the Management Life     10(b)(xxi) to Form 10-K for        1-8968
                    Insurance Plan between Anadarko Petroleum  year ended December 31, 1995
                    Corporation and each Eligible Employee,
                    effective July 1, 1995
         (xxxx)     Anadarko Petroleum Corporation Estate      10(b)(xxxiv) to Form 10-K for      1-8968
                    Enhancement Program                        year ended December 31, 1998
         (xxxxi)    Estate Enhancement Program Agreement       10(b)(xxxv) to Form 10-K for       1-8968
                    between Anadarko Petroleum Corporation     year ended December 31, 1998
                    and Eligible Executives
       * (xxxxii)   Estate Enhancement Program Agreements
                    effective November 29, 2000
         (xxxxiii)  Employment Agreement                       10(a) to Form 10-Q for quarter     1-8968
                                                               ended September 30, 2000
     *12            Computation of Ratios of Earnings to
                    Fixed Charges and Earnings to Combined
                    Fixed Charges and Preferred Stock
                    Dividends
     *13            Portions of the Anadarko Petroleum
                    Corporation 2000 Annual Report to
                    Stockholders
     *21            List of Significant Subsidiaries
     *23            Consents of Experts and Counsel Consent
                    of KPMG LLP
     *24            Powers of Attorney
      99            Anadarko Petroleum Corporation Proxy       Filed on March 14, 2001
                    Statement, dated March 26, 2001

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