Form 10-Q
period 2001-03-31
ANADARKO PETROLEUM CORP
filed 2001-05-14
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001
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

     The number of shares outstanding of the Company's common stock as of April 30, 2001 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	250,627,503

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended
	March 31
millions except per share amounts	2001	2000
Revenues
Gas sales	$1,114	$109
Oil and condensate sales	361	118
Natural gas liquids sales	73	42
Marketing sales	1,500	391
Minerals and other	3	1
Total	3,051	661

Costs and Expenses
Marketing purchases and transportation	1,475	380
Operating expenses	157	61
Administrative and general	49	30
Depreciation, depletion and amortization	274	59
Other taxes	83	12
Impairments related to international properties	7	--
Amortization of goodwill	17	--
Total	2,062	542

Operating Income	989	119

Other (Income) Expense
Merger expenses	10	--
Interest expense	22	21
Other (income) expense	(96)	--
Total	(64)	21

Income Before Income Taxes	1,053	98

Income Taxes	389	47

Net Income Before Cumulative Effect of Change
in Accounting Principle	$664	$51

Preferred Stock Dividends	3	3

Net Income Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$661	$48

Cumulative Effect of Change in Accounting Principle	5	17

Net Income Available to Common Stockholders	$656	$31

Per Common Share
Net income - before change in accounting principle - basic	$2.64	$0.37
Net income - before change in accounting principle - diluted	$2.52	$0.37

Change in accounting principle - basic	$(0.02)	$(0.13)
Change in accounting principle - diluted	$(0.02)	$(0.13)

Net income - basic	$2.62	$0.24
Net income - diluted	$2.50	$0.24

Dividends	$0.05	$0.05

Average Number of Common Shares Outstanding - Basic	250	128
Average Number of Common Shares Outstanding - Diluted	263	131

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2001	2000
millions
Net Income Available to Common Stockholders	$656	$31

Other Comprehensive Income (Loss), net of taxes
Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change
(net of taxes of $3 for 2001)	(5)	--
Unrealized gain (loss) during the period
(net of taxes of $2 for 2001)	(3)	--
Reclassification of cumulative effect of
accounting change included in net income	3	--
Total unrealized gain (loss) on derivatives	(5)	--
Minimum pension liability (net of taxes of $1 for 2001)	(3)	--

Total	(8)	--

Comprehensive Income	$648	$31

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
millions	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$593	$199
Accounts receivable, net of allowance	1,282	1,376
Other current assets	413	319

Total	2,288	1,894

Properties and Equipment
Original cost	17,569	15,843
Less accumulated depreciation,
depletion and amortization	3,098	2,832

Net properties and equipment - based on
the full cost method of accounting
for oil and gas properties	14,471	13,011

Other Assets	422	368

Goodwill	1,572	1,348
Less accumulated amortization	48	31

Goodwill, net of amortization	1,524	1,317

	$18,705	$16,590

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET (continued)
(Unaudited)
	March 31,	December 31,
millions except share amounts	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,180	$1,256
Accrued expenses	541	420
Notes payable, banks	466	--
Current portion, notes and debentures	200	--

Total	2,387	1,676

Long-term Debt	4,239	3,984

Other Long-term Liabilities
Deferred income taxes	3,981	3,633
Other	654	511

Total	4,635	4,144

Stockholders' Equity
Preferred stock, par value $1.00
(2,000,000 shares authorized, 200,000 shares issued
as of March 31, 2001 and December 31, 2000)	200	200
Common stock, par value $0.10
(450,000,000 shares authorized, 253,658,653 and
253,303,363 shares issued as of March 31, 2001 and
December 31, 2000, respectively)	25	25
Paid-in capital	5,301	5,303
Retained earnings
(as of March 31, 2001, retained earnings were not
restricted as to the payment of dividends)	2,165	1,521
Deferred compensation and ESOP
(1,073,963 and 1,136,342 shares as of March 31, 2001
and December 31, 2000, respectively)	(118)	(121)
Executives and Directors Benefits Trust,
at market value (2,000,000 shares as of
March 31, 2001 and December 31, 2000)	(124)	(145)
Accumulated other comprehensive income (loss) -
Unrealized loss on derivatives	(5)	--
Foreign currency translation adjustments	3	3
Minimum pension liability	(3)	--
Total	(5)	3

Total	7,444	6,786

	$18,705	$16,590

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
millions	2001	2000
Cash Flow from Operating Activities
Net income before cumulative effect of change in
accounting principle	$664	$51
Adjustments to reconcile net income before cumulative
effect of change in accounting principle to net
cash provided by operating activities:
Depreciation, depletion and amortization	274	59
Amortization of goodwill	17	--
Non-cash merger expenses	3	--
Interest expense - zero coupon debentures	3	1
Deferred income taxes	209	24
Impairments of international properties	7	--
Other non-cash items	(60)	--
	1,117	135
(Increase) decrease in accounts receivable	239	(18)
Decrease in accounts payable and accrued expenses	(137)	(88)
Other items - net	(108)	(14)

Net cash provided by operating activities	1,111	15

Cash Flow from Investing Activities
Additions to properties and equipment	(658)	(184)
Sales and retirements of properties and equipment	71	(3)
Acquisition costs, net of cash acquired	(790)	--

Net cash used in investing activities	(1,377)	(187)

Cash Flow from Financing Activities
Additions to debt	682	345
Retirements of debt	--	(216)
Decrease in accounts payable, banks	(24)	(2)
Dividends paid	(15)	(9)
Issuance of common stock	17	18

Net cash provided by financing activities	660	136

Net Increase (Decrease) in Cash and Cash Equivalents	394	(36)

Cash and Cash Equivalents at Beginning of Period	199	45

Cash and Cash Equivalents at End of Period	$593	$9

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)
ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Accounting Policies

General     Anadarko Petroleum Corporation is engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are: RME Petroleum Company; Anadarko Canada Corporation; and, Anadarko Algeria Company LLC. Certain amounts for the prior year have been reclassified to conform to the current presentation.

Change in Accounting Principles     In 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which provides guidance for accounting for derivative instruments and hedging activities. The change was effective January 2001 and the related adjustment to net income was a decrease of $8 million ($5 million after taxes, or $0.02 per share) and the adjustment to other comprehensive income was a decrease of $8 million ($5 million after taxes).

During 2000, the Company changed its method of accounting for the carrying value of foreign crude oil inventories from market to cost. This change was made as a result of a change in position on the carrying value of inventories communicated by the Securities and Exchange Commission (SEC). The change was effective January 2000 and the related adjustment to foreign crude oil inventories was a decrease of $19 million ($17 million after taxes, or $0.13 per share). First quarter 2000 results have been restated to reflect this accounting change.

Derivative Financial Instruments     Effective January 2001, derivative financial instruments utilized to manage or reduce commodity price risk related to the Company's equity production are accounted for under the provisions of SFAS No. 133. Under this statement, all derivatives are carried on the balance sheet at fair value. Realized gains/losses and option premiums are recognized in the statement of income when the underlying physical gas and oil production is sold. Accordingly, realized derivative gains/losses are generally offset by similar changes in the realized prices of the underlying physical gas and oil production. Realized derivative gains/losses are reflected in the average sales price of the physical gas and oil production. Accounting for unrealized gains/losses is dependent on whether the derivative financial instruments have been designated and qualify as part of a hedging relationship. Derivative financial instruments may be designated as a hedge of exposure to changes in fair values, cash flows, or foreign currencies, if certain conditions are met. If the hedged exposure is a fair value exposure, the gains/losses on the derivative financial instrument, as well as the offsetting losses/gains on the hedged item, is recognized currently in earnings. Consequently, if gains/losses on the derivative financial instrument and the related hedge item do not completely offset, the difference (i.e., ineffective portion of the hedge) is recognized currently in earnings. If the hedged exposure is a cash flow exposure, the effective portion of the gains/losses on the derivative financial instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gains/losses from the derivative financial instrument, if any, as well as any amounts excluded from the assessment of hedge effectiveness are recognized currently in other (income) expense. If the hedged exposure is a foreign currency exposure, the accounting is similar to the accounting for fair value and cash flow hedges. Unrealized gains/losses on derivative financial instruments that do not meet the conditions to qualify for hedge accounting are recognized currently in earnings.

Derivative financial instruments utilized in the Company's energy trading activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment are accounted for under the mark-to-market accounting method. Under this method, the derivatives are revalued in each accounting period and premium receipts/payments and unrealized gains/losses are recorded in the statement of income and carried as current assets or liabilities on the balance sheet.

Realized gains and losses resulting from the Company's interest rate swap agreements are included in interest expense on a current basis. The swap agreements effectively convert a portion of the Company's fixed interest rate debt to variable interest rate debt. The Company's interest rate swap agreements do not qualify for hedge accounting. Therefore, unrealized gains/losses are recognized currently in earnings and are reflected in other (income) expense.

Item 1.  Financial Statements (continued)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.  Merger and Acquisition     On July 14, 2000, the Company merged with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME). Each share of common stock of RME issued and outstanding was converted into 0.455 shares of Anadarko common stock. The merger was treated as a tax-free reorganization and accounted for as a purchase business combination under generally accepted accounting principles. Under this method of accounting, the Company's historical operating results for periods prior to the merger are the same as Anadarko's historical operating results. At the date of the merger, the assets and liabilities of Anadarko remain based upon their historical costs, and the assets and liabilities of RME were recorded at their estimated fair market values.

Merger costs of $10 million were expensed in the first quarter of 2001 related to the RME merger. These relate primarily to transition, integration, hiring and relocation costs ($7 million) and vesting of restricted stock and stock options ($3 million) issued in conjunction with the merger.

During the first quarter 2001, 121 RME employees actually separated and were paid pursuant to the severance plans and 23 RME employees were relocated to Houston.

The majority of the remaining accrued liability balance included in capitalized merger costs is expected to be spent in 2001. The following table summarizes the activity in the accrued liability account for the three months ended March 31, 2001:
millions
Capitalized merger costs at December 31, 2000	$26
Cash payments	(12)
Capitalized merger costs at March 31, 2001	$14

The pro forma results for 2000 are a result of combining the three months income statement of Anadarko with the three months income statement of RME adjusted for 1) certain costs that RME had expensed under the successful efforts method of accounting that are capitalized under the full cost method of accounting; 2) depreciation, depletion and amortization expense of RME calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting; 3) decreases to interest expense for the capitalization of interest on significant investments in unevaluated properties and major development projects and partly offset by the revaluation of RME debt under the purchase method of accounting, including the elimination of historical debt issuance amortization costs; 4) issuance of Anadarko common stock and stock options pursuant to the merger agreement, and 5) the related income tax effects of these adjustments based on the applicable statutory tax rates. It should be noted that the pro forma results do not include any merger expenses.

The following table presents the unaudited pro forma results of the Company for the three months ended March 31, 2000 as though the merger had occurred on January 1, 2000. Pro forma results are not necessarily indicative of actual results.

millions except per share amounts
Revenues	$1,546
Net income available to common stockholders before cumulative
effect of change in accounting principle	$164
Earnings per share - basic	$0.68
Earnings per share - diluted	$0.66

Item 1.  Financial Statements (continued)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.  Merger and Acquisition (continued)

On March 16, 2001, Anadarko acquired Canadian based Berkley Petroleum Corporation (Berkley) for C$11.40 per share for an aggregate equity value of US$779 million plus the assumption of approximately US$236 million in debt.

3.  Inventories     The major classes of inventories, which are included in other current assets, are as follows:
	March 31,	December 31,
millions	2001	2000
Materials and supplies	$46	$44
Foreign crude oil	19	20
Natural gas	11	15
Total	$76	$79

4.  Properties and Equipment     Oil and gas properties include costs of $3.4 billion and $2.9 billion at March 31, 2001 and December 31, 2000, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

5.  Debt     A summary of debt follows:

	March 31,	December 31,
millions	2001	2000
Notes Payable, Banks	$466	$199
Long-term Portion of Capital Lease	11	12
8 1/4% Notes due 2001	100	100
6.8% Debentures due 2002	248	247
6 3/4% Notes due 2003	100	100
5 7/8% Notes due 2003	100	100
6.5% Notes due 2005	192	192
7.375% Debentures due 2006	247	247
7% Notes due 2006	194	194
6.75% Notes due 2008	151	151
7.8% Debentures due 2008	150	150
7.3% Notes due 2009	156	156
7.05% Debentures due 2018	183	183
Zero Coupon Convertible
Debentures due 2020	358	355
Zero Yield Puttable Contingent
Debt Securities due 2021	650	--
7.5% Debentures due 2026	188	188
7% Debentures due 2027	100	100
6.625% Debentures due 2028	100	100
7.15% Debentures due 2028	334	334
7.20% Debentures due 2029	300	300
7.95% Debentures due 2029	239	238
7.73% Debentures due 2096	100	100
7 1/4% Debentures due 2096	100	100
7.5% Debentures due 2096	138	138
Total	$4,905	$3,984

Item 1.  Financial Statements (continued)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Debt (continued)

At March 31, 2001, $466 million of notes payable to banks, $100 million of 8 1/4% Notes due 2001 and $100 million of Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) due 2021 were classified as short-term debt. At December 31, 2000, notes payable to banks were classified as long-term debt in accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko's Bank Credit Agreements.

In February 2001, Anadarko, Anadarko Capital Trust I, Anadarko Capital Trust II and Anadarko Capital Trust III filed a shelf registration statement with the SEC that permits the issuance of up to $1 billion in debt securities, preferred stock, depositary shares, common stock, warrants, purchase price adjustments and purchase units. In addition, the Trusts may issue preferred securities. Net proceeds, terms and pricing of the offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.

In March 2001, Anadarko issued $650 million of ZYP-CODES due 2021 to qualified institutional buyers under Rule 144 and non-U.S. persons under Regulation S. The debt securities were priced with a zero coupon, zero yield to maturity and a conversion premium of 38%. The proceeds from the debt securities were used initially to finance costs associated with the acquisition of Berkley. Holders of the ZYP-CODES may require Anadarko to purchase all or a portion of their ZYP-CODES on March 13th of 2002, 2004, 2006, 2011, or 2016, at $1,000 per ZYP-CODES. Anadarko will pay the purchase price in cash, except that with respect to the ZYP-CODES that may be put to Anadarko for purchase on March 13, 2002, Anadarko may choose to pay the purchase price for those ZYP-CODES in cash, common stock or a combination of cash and common stock. Due to the Company's ability and intent to purchase these ZYP-CODES with cash and common stock, $550 million of the ZYP-CODES were classified as long-term debt at March 31, 2001. The remaining $100 million were classified as short-term debt.

In April 2001, Anadarko Finance Company, a wholly owned finance subsidiary of Anadarko issued $1.3 billion in notes as part of the Company's financial restructuring plan following the Berkley acquisition. This issuance was made up of $400 million of 6 3/4% Notes due 2011 and $900 million of 7 1/2% Notes due 2031. The notes are unconditionally guaranteed by Anadarko. The notes were issued as part of an exchange of securities for other Anadarko debt and preferred stock. In addition, as part of the restructuring plan, the Company made an equity contribution to Anadarko Canada Corporation and reduced outstanding debt by $200 million.

6.  Financial Instruments     The Company is exposed to price risk from changing commodity prices. Management believes it is prudent to minimize the variability in cash flows on a portion of its production. To meet this objective, the Company enters into various types of commodity derivative financial instruments to manage fluctuations in cash flows resulting from changing commodity prices. These instruments may include futures, swaps and options.

Anadarko also enters into commodity derivative financial instruments (options, futures and swaps) for trading purposes with the objective of generating profits on or from exposure to shifts or changes in the market price of natural gas and crude oil. Commodity derivative financial instruments also provide methods to meet customer's pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. In addition, the Company had swap agreements in place to lock in mark-to-market gains of its firm transportation keep-whole commitment with Duke Energy Field Services, Inc.

Cash Flow Hedges     At March 31, 2001, the Company had option and swap contracts in place to fix floor and/or ceiling prices on a portion of expected future sales of equity gas and oil production. Other income for the quarter ended March 31, 2001, included $9 million of net unrealized derivative gains. This amount represents the sum of a) the amount of hedge ineffectiveness arising from differences between the New York Mercantile Exchange WTI-based hedging instruments and the crude oil posting-based hedged items and b) the change in the time value of the option contracts that was excluded from the assessment of hedge effectiveness.

Approximately $2 million of net losses in accumulated other comprehensive income balance as of March 31, 2001 are expected to be reclassified into gas and oil sales during the remainder of 2001.

Item 1.  Financial Statements (continued)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  Financial instruments (continued)

As of March 31, 2001, the Company has option contracts to hedge its exposure to the variability in future cash flows associated with sales of equity oil production that extend through December 2001 and associated with sales of gas production that extend through December 2005. Swap agreements to hedge the Company's exposure to the variability in future cash flows associated with sales of equity oil production extend through December 2002.

Fair Value Hedge     The Company also had a swap agreement in place to convert a gas contract from a fixed price to a market sensitive price. Other income for the quarter ended March 31, 2001, includes $0.3 million of net losses. This amount represents the ineffective portion of this swap agreement.

Interest Rate Swaps     In 1999, Anadarko entered into a 29.5 year swap agreement with a notional value of $200 million whereby the Company received a fixed interest rate and paid a floating interest rate indexed to the 3-month London Interbank Offered Rate (LIBOR). The swap agreement was cancelled on March 15, 2001. During 1996, Anadarko entered into a 10-year swap agreement with a notional value of $100 million whereby the Company received a fixed interest rate and paid a floating interest rate indexed to the 3-month LIBOR. This agreement was terminated on April 19, 2001 at no cost to the Company. These agreements were entered into to offset a portion of the effect of the Company's fixed rate long-term debt. The one remaining interest rate swap at March 31, 2001 does not qualify for hedge accounting, therefore, changes in the fair value, based upon market quotes from a commercial bank, are recorded to other income.

7.  Preferred Stock     For the first quarter of 2001 and 2000, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock. In April 2001, Anadarko repurchased $85 million of preferred stock as part of the exchange of securities under the restructuring plan discussed in Note 5.

8.  Common Stock     Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings were not restricted as to the payment of dividends at March 31, 2001 and December 31, 2000.

The Company's basic earnings per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method and the net effect of the assumed conversion of the convertible debentures and ZYP-CODES.

The reconciliation between basic and diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2001			March 31, 2000
millions except			Per Share			Per Share
per share amounts	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common
stockholders before change in
accounting principle	$661	250	$2.64	$48	128	$0.37
Effect of convertible debentures
and ZYP-CODES	2	10		--	2
Effect of dilutive stock options and
performance-based stock awards	--	3		--	1
Diluted EPS
Income available to common
stockholders plus assumed conversion	$663	263	$2.52	$48	131	$0.37

Item 1.  Financial Statements (continued)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Common Stock (continued)

For the three months ended March 31, 2001 and 2000, options for 0.1 million and 3.2 million shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the period.

9.  Statement of Cash Flows Supplemental Information     The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:
	Three Months Ended
	March 31
millions	2001	2000
Interest	$69	$25
Income taxes	$112	$2

10.  Segment Information     The following table illustrates information related to Anadarko's reportable business segments:
	Oil and Gas
	Exploration			All
millions	and Production	Marketing	Minerals	Other	Total
Three Months Ended March 31:

2001
Revenues	$1,163	$1,885	$11	$(8)	$3,051
Intersegment revenues	385	182	--	(567)	--
Total revenues	1,548	2,067	11	(575)	3,051
Income (loss) before income taxes	$1,032	$154	$10	$(143)	$1,053
Net properties and equipment	$12,773	$185	$1,210	$303	$14,471

2000
Revenues	$171	$488	$--	$2	$661
Intersegment revenues	97	14	--	(111)	--
Total revenues	268	502	--	(109)	661
Income (loss) before income taxes	$145	$--	$--	$(47)	$98
Net properties and equipment	$3,623	$133	$--	$53	$3,809

11.  Other (Income) Expense     Other (income) expense consists of the following:
	Three Months Ended
	March 31
millions	2001	2000
Firm transportation keep-whole contract valuation	$(140)	$--
Foreign exchange losses	52	--
Corporate hedge ineffectiveness	(9)	--
Other	1	--
Total	$(96)	$--

Item 1.  Financial Statements (continued)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Contingencies

General     The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos and benzene while working at a refinery in Corpus Christi, which the Company sold in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings .

Superfund     Presently, six Superfund sites (five Federal and one State) are included in the Superfund Reserve. Liabilities associated with the Superfund sites continue to evolve due to unexpected lawsuits and agency actions.

Operating Industries, Inc. (Federal) - The former municipal industrial landfill (Monterey Park, California) was operational between 1948 and 1984. RME was noticed as a Potentially Responsible Party (PRP) in June 1986 for its Wilmington Production Field's (approximately 50,500 barrels of E&P waste) and Wilmington Refinery's (approximately 23,500 barrels of liquid waste) contributions. The Company believes its share of the costs will be about $4 million, not including settlement of two pending lawsuits.

Ekotek (Federal) - The facility (Salt Lake City, Utah) operated as a refinery from 1953 until 1978, at which time it was converted to a hazardous waste storage/treatment and petroleum recycling facility. The Utah Department of Environmental Quality issued multiple Notices of Violation to the facility in 1988, resulting in the facility's closing. Bear Creek Uranium Company was named as a PRP for its contributions of approximately 117,000 gallons of used/waste oils. Remediation of the Ekotek site is nearing completion and no additional funding requests are expected.

Casmalia (Federal) - The Casmalia facility (Santa Barbara County, California) is a former Resource Conservation and Recovery Act hazardous waste disposal site. RME was noticed as a PRP in March 1993. RME's waste contribution is attributed to the Wilmington Refinery. Environmental Protection Agency (EPA) has recently forwarded a request for payment in the amount of $22 million to the PRP group for reimbursement of previous remedial expenditures. Negotiations with EPA are ongoing. The Company believes its share of the costs will be about $100,000.

Geothermal Inc. (State) - The site (Middletown, California) was permitted as a Class II surface impoundment facility for geothermal wastes. Sludge from drilling operations and power plant wastes generated at the Geysers Geothermal Field between 1976 and 1987 were transported to the facility for treatment/disposal. The waste material was placed in evaporation ponds and allowed to dry. The resultant solids were buried onsite. Site remediation began in 1984. Anadarko was noticed as a PRP in December 1993. Several remedial methods are currently being evaluated to determine the most effective for addressing site groundwater impacts. The Company believes its share of the costs will be about $100,000.

PCB Treatment, Inc. (Federal) - The PCB treatment/disposal site (Kansas City, Kansas and Kansas City, Missouri) operated from 1982 until 1986 when regulatory violations forced its closure. RME was noticed as a PRP in October 1998. Approximately 56,000 pounds of PCB contaminated materials were attributed to Wilmington Refinery operations. PCB impacts are currently limited to the facility structures and surrounding soils. Remedial alternatives are under review. The Company believes its share of the costs will be about $100,000.

Item 1.  Financial Statements (continued)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Contingencies (continued)

Summitville Mine (Federal) - RME and Cleveland Cliffs Iron Company conducted exploration activities at the site (Summitville, Colorado) between 1967 and 1969. The exploration efforts ceased after the companies determined operations were not commercially viable. Several other companies initiated various exploration efforts at the site until 1984 when Galactic Resources permitted a heap leach gold mine at the site. Galactic filed for bankruptcy in 1992 and EPA implemented a cleanup response in 1993. RME and Cleveland Cliffs negotiated a settlement with EPA regarding Federal liability at the site that excluded claims for natural resource damages. The State of Colorado is seeking response costs from RME and Cleveland Cliffs in the amount of $6 million (RME's share $3 million).

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

12.  Contingencies (continued)

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

PanEnergy Litigation  On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14 million (before taxes) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $36 million (before taxes) as of March 31, 2001. The Company also sought from PanEnergy the return of the $1 million (before taxes) charged against income in 1993 and 1994. In October 2000, the U.S. Magistrate issued recommendations concerning motions

Item 1.  Financial Statements (continued)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Contingencies (continued)

for summary judgment previously filed by both parties. In essence, the Magistrate's recommendation finds that the Company should be responsible for refunds attributable to the time period following August 1, 1985 while Duke Energy (as the successor company to Anadarko Production Company) should be responsible for refunds attributable to the time period before August 1, 1985.

The Company has reached a settlement agreement with PanEnergy that requires the Company to pay $14 million for settlement in full of all matters relating to the refunds of Kansas ad valorem tax reimbursements collected by the Company as first seller from August 1, 1985 through 1988. The agreement is contingent upon FERC approval. The settlement agreement is to be filed with the FERC by May 15, 2001. The FERC is expected to approve the settlement agreement within 60 days of the date that the settlement agreement is filed with the FERC. The settlement agreement does not have any impact on the outstanding dispute between the Company and PanEnergy in connection with the refunds that relate to the Cimmaron River System. Anadarko's net income for the first quarter of 2001, included a $14 million charge (before taxes) related to the settlement agreement.

Anadarko's net income for 1997 included a $2 million charge (before taxes) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is currently unable to predict the final outcome of this matter and no provision for liability (excluding amounts recorded in 1993, 1994, 1997 and 2001) has been made in the accompanying financial statements.

13.  The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of March 31, 2001 and December 31, 2000, and for the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements. See Additional Factors Affecting Business in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2000 Annual Report on Form 10-K.

Financial Results

Selected Financial Data
	Three Months Ended
	March 31
millions except per share amounts	2001	2000
Revenues	$3,051	$661
Costs and expenses	2,062	542
Merger expenses	10	--
Interest expense	22	21
Other (income) expense	(96)	--
Net income available to common stockholders before
cumulative effect of change in accounting principle	$661	$48
Per share - basic	$2.64	$0.37
Per share - diluted	$2.52	$0.37
Net income available to common stockholders	$656	$31
Per share - basic	$2.62	$0.24
Per share - diluted	$2.50	$0.24

Net Income     Anadarko's net income available to common stockholders in the first quarter of 2001 totaled $656 million, or $2.50 per share (diluted) compared to net income of $31 million, or 24 cents per share (diluted) for the first quarter of 2000. First quarter 2001 net income available to common stockholders before the cumulative effect of change in accounting principle was $661 million, or $2.52 per share (diluted). For the first quarter of 2000, Anadarko's net income available to common stockholders before the cumulative effect of change in accounting principle was $48 million, or 37 cents per share (diluted). Anadarko's results for 2001 include the effect of the merger with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME), which closed in July 2000, and the acquisition of Berkley Petroleum Corporation (Berkley) which closed mid-March 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues
	Three Months Ended
	March 31
millions	2001	2000
Gas sales	$1,114	$109
Oil and condensate sales	361	118
Natural gas liquids sales	73	42
Marketing sales	1,500	391
Minerals and other	3	1
Total	$3,051	$661

Revenues     Revenues for the first quarter of 2001 were up 362% to $3,051 million compared to revenues of $661 million for the same period of 2000. The increase in revenues is primarily due to significantly higher production volumes and natural gas prices.

Costs and Expenses
	Three Months Ended
	March 31
millions	2001	2000
Marketing purchases and transportation	$1,475	$380
Operating expenses	157	61
Administrative and general	49	30
Depreciation, depletion & amortization	274	59
Other taxes	83	12
Impairments related to international properties	7	--
Amortization of goodwill	17	--
Total	$2,062	$542

Costs and Expenses     Costs and expenses during the first quarter of 2001 increased 280% compared to the first quarter of 2000. The increase in 2001 is primarily due to:

1)	Marketing gas and oil purchases and transportation increased 288%.
2)	Operating expenses, depreciation, depletion and amortization expense and other taxes increased 289% primarily due to the increase in production volumes associated with the RME merger.
3)	Administrative and general expenses increased 63% primarily due to the Company's expanded workforce resulting primarily from the RME merger.
4)	Impairments related to international properties increased $7 million.
5)	Amortization of goodwill increased $17 million related to the RME merger and the Berkley acquisition.

Merger Expenses     During the first quarter of 2001, merger costs of $10 million were expensed related to the RME merger. These relate primarily to transition, integration, hiring and relocation costs ($7 million) and vesting of restricted stock and stock options ($3 million).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense
	Three Months Ended
	March 31
millions	2001	2000
Gross interest expense	$73	$26
Capitalized interest	(51)	(5)
Net interest expense	$22	$21

Interest Expense     For the first quarter of 2001, Anadarko's interest expense increased 5% to $22 million compared to $21 million for the first quarter of 2000. The increase in interest expense in 2001 is primarily due to higher levels of long-term debt in 2001 compared to 2000 as a result of the RME merger and the Berkley acquisition, partially offset by higher capitalized interest in 2001.

Other (Income) Expense     Other (income) expense for the first quarter 2001 increased $96 million due primarily to $140 million in other income related to the effect of significantly higher value for firm transportation subject to a keep-whole agreement and $9 million of income related to corporate hedges, partially offset by $52 million of foreign exchange losses.

Analysis of Sales Volumes and Prices

During the first quarter of 2001, Anadarko sold 47 million barrels of oil equivalent (BOE), up 236% from 14 million BOE in the first quarter of 2000. The increased volumes are a result of the merger with RME and from the Company's operations in the Gulf of Mexico, Alaska and Texas.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the Company's sales volumes and average wellhead prices for the three months ended March 31, 2001 and 2000:

	Three Months Ended
	March 31
	2001	2000
Natural gas
United States (Bcf)	139	44
MMcf/d	1,548	486
Price per Mcf	$6.86	$2.46
Canada * (Bcf)	24	--
MMcf/d	269	--
Price per Mcf	$6.50	--
Other International * (Bcf)	1	--
MMcf/d	5	--
Price per Mcf	$1.03	--
Total (Bcf)	164	44
MMcf/d	1,822	486
Price per Mcf	$6.79	$2.46

Crude oil and condensate
United States (MMBbls)	8	2
MBbls/d	89	20
Price per barrel	$25.44	$24.83
Canada * (MMBbls)	3	--
MBbls/d	31	--
Price per barrel	$16.56	--
Algeria (MMBbls)	2	2
MBbls/d	25	29
Price per barrel	$25.12	$27.30
Other International * (MMBbls)	4	--
MBbls/d	41	--
Price per barrel	$14.87	--
Total (MMBbls)	17	4
MBbls/d	186	49
Price per barrel	$21.59	$26.28

Natural gas liquids
Total (MMBbls)	3	2
MBbls/d	36	22
Price per barrel	$22.54	$20.73

Barrels of oil equivalent (MMBOE)
United States	34	12
Canada *	7	--
Algeria	2	2
Other International *	4	--
Total	47	14

Bcf - billion cubic feet
MMBbls - million barrels
MBbls/d - thousand barrels per day
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day
MMBOE - million barrels of oil equivalent

*In July 2000, Anadarko acquired production in Canada and other international areas as a result of the  merger with RME.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Natural Gas     Natural gas sales volumes in the first quarter of 2001 averaged 1,822 MMcf/d, an increase of 275% over the 486 MMcf/d in the same period last year. Natural gas prices at the wellhead averaged $6.79 per thousand cubic feet (Mcf) during the first quarter of 2001 compared to an average of $2.46 per Mcf in the first quarter of 2000.

Crude Oil, Condensate and Natural Gas Liquids     Total sales volumes of crude oil and condensate in the first quarter 2001 averaged 186 MBbls/d, up 280% from 49 MBbls/d in the first quarter of 2000. Oil prices in the first quarter of 2001 averaged $21.59 per barrel compared to $26.28 per barrel in the first quarter last year. The decrease in oil prices is due to the significant increase in international heavy oil sales volumes that sell for less at the wellhead.

Sales volumes of natural gas liquids (NGLs) during the quarter of 2001 averaged 36 MBbls/d, up 64% from 22 MBbls/d in the first quarter of 2000. Prices during the first quarter of 2001 for Anadarko's NGLs averaged $22.54 per barrel compared to $20.73 per barrel in the first quarter last year.

Capital Expenditures, Liquidity and Dividends

During the first three months of 2001, Anadarko's capital spending (including capitalized interest and overhead) was $658 million compared to $184 million in the first quarter of 2000.

In February 2001, Anadarko, Anadarko Capital Trust I, Anadarko Capital Trust II and Anadarko Capital Trust III filed a shelf registration statement with the Securities and Exchange Commission (SEC) that permits the issuance of up to $1 billion in debt securities, preferred stock, depositary shares, common stock, warrants, purchase price adjustments and purchase units. In addition, the Trusts may issue preferred securities. Net proceeds, terms and pricing of the offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.

In March 2001, Anadarko issued $650 million of Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) due 2021 to qualified institutional buyers under Rule 144 and non-U.S. persons under Regulation S. The debt securities were priced with a zero coupon, zero yield to maturity and a conversion premium of 38%. The proceeds from the debt securities were used initially to finance costs associated with the acquisition of Berkley. Holders of the ZYP-CODES may require Anadarko to purchase all or a portion of their ZYP-CODES on March 13th of 2002, 2004, 2006, 2011, or 2016, at $1,000 per ZYP-CODES. Anadarko will pay the purchase price in cash, except that with respect to the ZYP-CODES that may be put to Anadarko for purchase on March 13, 2002, Anadarko may choose to pay the purchase price for those ZYP-CODES in cash, common stock or a combination of cash and common stock. Due to the Company's ability and intent to purchase these ZYP-CODES with cash and common stock, $550 million of the ZYP-CODES were classified as long-term debt at March 31, 2001. The remaining $100 million were classified as short-term debt.

In April 2001, Anadarko Finance Company, a wholly owned finance subsidiary of Anadarko issued $1.3 billion in notes as part of the Company's financial restructuring plan following the Berkley acquisition. This issuance was made up of $400 million of 6 3/4% Notes due 2011 and $900 million of 7 1/2% Notes due 2031. The notes are unconditionally guaranteed by Anadarko. The notes were issued as part of an exchange of securities for other Anadarko debt and preferred stock. In addition, as part of the restructuring plan, the Company made an equity contribution to Anadarko Canada Corporation and reduced outstanding debt by $200 million.

In April 2001, Anadarko repurchased $85 million of preferred stock as part of the exchange of securities discussed above.

The Company believes that cash flows and existing or available credit facilities will provide the majority of funds to meet its capital and operating requirements for 2001. The Company will continue to evaluate funding alternatives, including property sales and additional borrowings, to secure other funds for capital development. At this time, Anadarko has no plans to issue common stock other than through its Dividend Reinvestment and Stock Purchase Plan.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Exploration and Development Activities

During the first quarter of 2001, Anadarko participated in a total of 243 wells, including 176 gas wells, 57 oil wells and 10 dry holes. This compares to a total of 119 wells, including 73 gas wells, 42 oil wells and 4 dry holes during the first quarter of 2000.

Onshore - Lower 48 States

Bossier Play     Average production from Anadarko's largest onshore gas field during the first quarter was 322 MMcf/d of gas (gross) and 236 MMcf/d of gas (net). The Company currently has 30 rigs in operation throughout the Bossier play (26 in East Texas and 4 in Northwest Louisiana). Anadarko continued to strengthen its leasehold position by adding more than 44,000 gross acres during the first quarter 2001, bringing the total acreage in the play to more than 295,000 acres (gross).

Some of the more significant completions during the first quarter of 2001 include:

• Thigpen A-4 (16.0 MMcf/d of gas), Dew field
• Burgher C-8 (15.5 MMcf/d of gas), Dowdy Ranch field
• Thigpen A-5 (15.5 MMcf/d of gas), Dew field
• Blair A-7 (20.6 MMcf/d of gas), Dew field
• Thigpen A-9 (11.8 MMcf/d of gas), Dew field
• Burgher D-11 (12.7 MMcf/d of gas), Dowdy Ranch field
• Burgher D-12 (13.8 MMcf/d of gas), Dowdy Ranch field
• Thigpen A-13 (9.9 MMcf/d of gas), Dew field

Anadarko owns a 100% working interest in each of these wells except the Blair A-7 in which it owns an 80% working interest.

Anadarko also holds acreage in the Vernon field of Jackson Parish, Louisiana, where the Company is developing other intervals in addition to the Bossier formation. During the first quarter, the Company reported results from 3 wells completed in the Lower Cotton Valley formation. The Davis Brothers E-3 Alt. well tested 4.5 MMcf/d of gas, the Simonton 16 No. 1 well produced 4.8 MMcf/d of gas and the Fisher 15-1 well tested 8.5 MMcf/d of gas.

Besides an extensive development effort in the Bossier play, Anadarko also maintains an active exploratory drilling program, which included the first quarter completion of the Hodges A-1 well in Leon County, Texas. The wildcat well, which tested 5.2 MMcf/d of gas, is on trend with the Company's Bald Prairie and Bear Grass fields, where Anadarko has completed 29 producing wells. The Company owns a 96% working interest in the Hodges A-1 well and is planning additional drilling to offset the discovery.

As part of an ongoing program to add value to its Bossier reserves, Anadarko made some significant improvements to its gas gathering facilities in the play. During the first quarter, the Company completed a project to tie the Dew, Buffalo and Dowdy Ranch central gathering facilities together. The project allows the Company to more efficiently direct compression to where it is needed most. Altogether, Anadarko's gas gathering equipment can handle about 450 MMcf/d of gas. Also during the first quarter, the Company began construction of a fourth central gathering and compression facility in the Bald Prairie field. Start-up of that facility is set for June 2001.

Hugoton Embayment     During the first quarter, Anadarko launched a program utilizing 3-D seismic data to identify deeper drilling prospects in the Youngren East field of Stevens County, Kansas. Initial successes from the project include the Cavner A-6 well, which tested 1.2 MMcf/d of gas after being completed in the Lower Morrow formation at a depth of 5,800 feet. The Cavner A-7 well, which was completed in the St. Louis formation, tested 473 thousand cubic feet per day (Mcf/d) of gas and 482 barrels of oil per day (BOPD). The Company owns a 100% working interest in each well.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Also in Stevens County, Anadarko completed the HJV Cornell University A-1 well, located in the South Cimarron River field. The well tested 1.7 MMcf/d of gas and is part of Anadarko's continuing Hugoton joint venture project.

Anadarko completed its second Toronto formation well in the Forgan NW field during the first quarter. The Adams O-1 well tested 311 Mcf/d of gas and 155 BOPD. The Company has a 100% working interest in the well, which is located in Beaver County, Oklahoma.

Central Texas     In the Giddings field, Anadarko's ongoing program of horizontal re-entry drilling in existing wells continues to post strong results. The latest success is the Fife Unit No. 2 well in Washington County, Texas, in which Anadarko owns a 100% working interest. The well, which initially flowed 51 MMcf/d of gas with flowing tubing pressure of 1,510 psi, confirms the nearby Becker No. 1 well that reached peak production of more than 50 MMcf/d of gas.

The Fife Unit No. 2 and Becker No. 1 wells are located in the Georgetown formation. Re-entry successes for the Buda formation include the Cannon-Chance well, which was completed in March and is producing 250 BOPD and 4.5 MMcf/d, and the recently completed Patterson-Clark well, which is producing 300 BOPD and 5.4 MMcf/d.

Overall, Anadarko holds 750,000 net acres and operates more than 1,200 wells in the Giddings area. This gives the Company significant potential to exploit opportunities through horizontal re-entries. Currently, Anadarko has 10 rigs operating throughout its Central Texas play. Of the 77 development wells planned for 2001, two-thirds will be re-entries of existing wells. Anadarko's net volumes in Central Texas have increased to over 220 MMcf/d of gas and 14,700 BOPD.

Carthage     A total of 16 wells were completed in the Carthage area during the first quarter as Anadarko's ongoing four-rig infill drilling program continues. The wells, which targeted the tight gas sand formations of the Cotton Valley interval, added production of almost 20 MMcf/d (gross). In addition, 7 workover rigs are being used to complete the newly drilled wells and perform additional workovers on older wells. Net volumes from the more than 900 Anadarko-operated and non-operated wells currently producing in the area total about 115 MMcf/d of gas, up from 103 MMcf/d in the fourth quarter of 2000. Net oil and natural gas liquids production during that same time period increased from 5,000 BOPD to 6,300 BOPD.

Permian Basin     Anadarko's waterflood program initiated last year in the Snyder field of Howard County, Texas, continued at a brisk pace in the first quarter of 2001. Some of the more notable completions include 4 B.S. Snyder "A" wells. The No. 100, No. 116, No. 2884 and No. 2899 wells tested at a combined initial rate of 695 BOPD. The Company has a 100% working interest in each of these wells.

Noteworthy projects from Eddy County, New Mexico during the first quarter included an acid stimulation of the Baish Federal No. 5 well, which increased production from 180 BOPD to 450 BOPD. Anadarko has a 100% working interest in the North Shugart field producer. In addition, the Baish Federal No. 12 well tested 1 MMcf/d of gas after being completed in the Morrow formation. The Company owns an 88% working interest in the North Shugart/Bone Spring field well.

At the Company's TXL North Unit in Ector County, Texas, 5 wells were completed during the first quarter. The No. 875, No. 877 and No. 878 wells tested at a combined rate of 365 BOPD from the Clearfork and Tubb intervals. Combined production from the No. 872 and No. 873 wells was 140 BOPD from the Tubb formation. Anadarko owns an 80% working interest in each of these wells.

Rocky Mountains     During the first quarter, Anadarko unveiled its plans to more than double exploration and development spending in the Rocky Mountain area to over $130 million in 2001. The increased budget will allow the Company to take full advantage of its strong acreage position and unlock the potential of this underexplored area. Anadarko plans to drill more than 20 new exploratory and 130 development wells throughout Wyoming, Colorado and Utah in 2001. In addition, the Company will gather several hundred square miles of new 3-D seismic data.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Utah Coalbed Methane     Gas production from coalbed methane is becoming an increasingly important core play for Anadarko, which is reflected by the Company's strong acreage position in key areas of Utah and Wyoming. First quarter highlights included first gas sales from the completion of 35 new producing wells and 2 saltwater disposal wells in the Drunkard's Wash field of Carbon and Emery counties in Utah, which were drilled in late 2000. Production from this new field is over 10 MMcf/d of gas. Production growth continues in the nearby Helper field where 20 wells drilled in late 2000 are now on-line and total field production is 28 MMcf/d. Production from this area is anticipated to increase substantially by 2002 as the wells mature and another 37 wells are drilled this year.

Wyoming Coalbed Methane     Anadarko is also involved in multiple coalbed methane projects throughout Wyoming, including the Powder River basin. In the Powder River basin, the most active coalbed methane play in the United States, the Company has had 2 to 4 active rigs in operation drilling 70 gross (35 net) wells. Completion and facilities work will be completed in the second quarter with gas sales targeted for the third quarter 2001.

Wyoming     With 60 net wells planned for development, the Greater Wamsutter area represents the focal point of Anadarko's natural gas program in Wyoming. Activity in the first quarter included the completion of the Chambers Federal No. 3-24 well located in Carbon County, Wyoming. The well tested 1.4 MMcf/d of gas and 28 barrels of condensate per day (BCPD) from the Almond formation. The Company owns a 54% working interest in the well. In Sweetwater County, Wyoming, Anadarko recompleted the Shelby 1-27 well in the Lewis formation. Production, which was added to the previously drilled Almond interval, increased from 185 Mcf/d of gas to 1.2 MMcf/d of gas and 25 BCPD. Anadarko owns a 100% working interest in the well. Another Sweetwater County recompletion involving the Akron No. 2-33 well was carried out during the first quarter. The well tested 1.1 MMcf/d of gas and 10 BCPD from the Lewis formation. The Company has a 100% working interest in the well. Additionally, Anadarko has an average 25% working interest in a program to drill 150 to 200 (gross) non-operated wells for 2001.

On the exploration side, the Company plans to spend more than $11 million for conventional natural gas drilling and the acquisition of new leases that will focus on 3 core plays in Utah and Wyoming in the sands of the Greater Green River basin, the deep Paleozoic reservoirs and the prolific Overthrust/Subthrust plays.

Central Oklahoma     In Garvin County, Oklahoma, the Carson "B" No. 1 well was completed during the first quarter and tested 170 BOPD and 140 Mcf/d of gas. Anadarko owns a 100% working interest in the well, which is located in the Rush Creek field. This is one of the 50 wells planned for the area in 2001.

Gulf Coast     Delineation of the Kent Bayou field in Terrebonne Parish, Louisiana, continued in the first quarter with the spudding of the Continental Land and Fur No. 5 well. Three of the 4 wells completed so far are on-line and producing about 45 MMcf/d of gas and 10,000 BOPD. Production from the No. 3 well has been suspended while upgrades are made to existing processing facilities. Work began in the first quarter to construct a second oil sales line which will help increase capacity to about 80 MMcf/d of gas and 15,000 BOPD. Completion is expected in the second quarter of 2001. Anadarko owns a 66.7% working interest in the Kent Bayou field.

In the Brookeland field of Jasper County, Texas, Anadarko completed the N. Hilton-350 No. 1 well, which tested 9 MMcf/d of gas and 328 BOPD. Anadarko owns a 100% working interest in the well which is part of Anadarko's continuing Austin Chalk program.

Alaska

In the first quarter 2001, Anadarko began its natural gas exploration joint venture on more than 3 million acres in the Brooks Range Foothills region of Alaska's North Slope. The joint venture program will include several seismic surveys this year.

Anadarko is also participating in a multi-well program delineating satellite discoveries in the Colville River Unit and a multi-well program in the National Petroleum Reserve - Alaska, offsetting last year's drilling program.

The Alpine field, in which Anadarko holds a 22% interest, is currently producing in excess of 80,000 (gross) BOPD from 17 producing wells.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Offshore - Gulf of Mexico

Anadarko participated in the OCS Federal Lease Sale No. 178 held in March 2001 and was the apparent high bidder for 23 tracts covering 120,000 acres in the Gulf of Mexico. The blocks, which represent an investment of $32 million for Anadarko, include 7 on the Outer Continental Shelf in shallow water and 16 in deepwater. The sale results strengthen the Company's holdings, particularly in the sub-salt play in deepwater areas. Anadarko currently holds a total of 353 leases in the Gulf of Mexico - 58 in the deepwater and 150 in the sub-salt play.

Sub-salt     Development work was completed at the Tanzanite field (Eugene Island 346) during the first quarter. The 2 wells are currently producing at about 20,000 BOPD and 120 MMcf/d of gas. Cumulative production from Tanzanite during the first quarter was about 1.4 MMBbls of oil and 4.2 Bcf of gas. At the Hickory field (Grand Isle 110/111/116), Anadarko has completed 3 wells, which are producing, and is in the process of completing the fourth well. Presently, Hickory is producing approximately 170 MMcf/d of gas and 13,400 BCPD. For the first quarter, the Hickory field produced a total of 5 Bcf of gas and almost 300,000 barrels of condensate. Anadarko owns a 100% working interest in the Tanzanite field and a 50% working interest in the Hickory field.

Drilling is now under way on 3 additional sub-salt projects, including Tarantula (South Timbalier 308), Taurus (Green Canyon 134) and the Mahogany A-11 well, which is targeting deeper horizons below the main producing interval. In all, the Company plans to drill 7 sub-salt wildcats in 2001.

Conventional     Shallow water projects on the Outer Continental Shelf represent an important piece of Anadarko's plans to increase offshore volumes to an average of 73,000 BOE per day in 2001. For the year, the Company plans to drill 20 development and 10 exploratory wells in and around older existing fields.

Deepwater     During the first quarter, drilling was completed on the first of 8 deepwater wells planned for 2001. The LaSalle prospect, located at East Breaks Block 558 in 3,385 feet of water, encountered pay. Results are being evaluated. Anadarko is operator of the project and has a 33% working interest.

Eiger Sanction, a deepwater prospect, was spud in April. The well is located on the Mississippi Canyon Block 667 in 2,950 feet of water and is expected to be drilled to a depth of 29,000 feet. Mississippi Canyon Block 667 is adjacent to Anadarko's earlier deepwater Gomez discovery.

Monet, a non-operated deepwater prospect in which Anadarko has a 33% working interest, was spud in May 2001. The well is located on the Mississippi Canyon Block 561 in 6,300 feet of water and is expected to be drilled to a depth of 15,500 feet.

Evaluation continues at the Marco Polo discovery on Green Canyon 608. Detailed engineering and cost estimates are under way to help determine commerciality and the feasibility of additional drilling.

Canada

In mid-March, Anadarko completed its purchase of Canadian-based Berkley by acquiring 100% of Berkley's shares. The shares tendered were purchased for C$11.40 per share for a total value of approximately US$779 million plus the assumption of US$236 million in debt. The purchase fast tracks Anadarko's Canadian natural gas program by offering excellent opportunities for both exploration and development in addition to those that the Company had been working. The Berkley acquisition increased Anadarko's Canadian reserves by 42%, to 312 million BOE, 65% of which is natural gas.

The Berkley acquisition also increased the Company's total acreage position in Canada from 3 million to 5 million net acres (4 million undeveloped, 1 million developed) particularly in Northeast British Columbia, the Alberta foothills and the Northwest Territories. The Berkley acquisition should complement Anadarko's aggressive plans to drill 600 wells in western Canada during 2001. Activity will be focused primarily on major operating areas in Alberta, British Columbia and Saskatchewan, where the Company plans to apply new advances in exploration and drilling technologies.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the 2000/2001 winter drilling season and into the first quarter of this year, Anadarko expanded its Jean Marie natural gas play in Northeast British Columbia, where the majority of its drilling activity has been focused. Anadarko increased its acreage position in the play by 80,000 acres in February 2001, to 167,600 net acres. The Company currently has 12 horizontal wells at various stages of completion, including 4 dual horizontal wells.

Six Jean Marie wells were recently put on production at a combined initial rate of 10 MMcf/d of gas. These wells tested at daily rates of between 2 MMcf/d and 4 MMcf/d of gas. Four of the 6 wells are scheduled to begin producing this summer, and the remaining 2 are expected to begin production next winter. The Company expects to conduct a summer drilling program in the Jean Marie play as well.

In the Buckinghorse prospect area, also in Northeast British Columbia, the Company drilled 2 successful exploration wells. The Green a-A55-A flowed at a rate of 4.3 MMcf/d of gas, and the 44-a well is flowing at a stabilized rate of 5.5 MMcf/d of gas. Anadarko owns a 100% working interest in both wells. Other high-impact exploration in Northeast British Columbia includes 1 well at the Conroy prospect and 1 well currently testing at Kobes.

In the southern Northwest Territories and Northeast British Columbia, development drilling in the Liard Maxhamish area resulted in 2 new gas completions from the Mississippian Mattson formation with an initial gross production rate of 18 MMcf/d of gas. Anadarko holds working interests in the wells ranging from 33% to 50%. The Company also recompleted 2 gas wells in the Tatoo area. Preliminary production began in April 2001, at an initial gross production rate of 4 MMcf/d of gas.

In the Mackenzie Delta in the Northwest Territories, Anadarko expects to complete a 924-kilometer 2-D seismic survey in May. Anadarko and its partners have contracted a rig that could be used for drilling as early as next winter. The Company holds a 37.5% working interest.

In northern Alberta, 10 successful oil wells were drilled this winter in the Dawson area, each with initial production rates of between 250 BOPD and 1,000 BOPD. The Company has a 33-well drilling program planned for the remainder of this year, focusing on new pool wildcats and exploitation drilling opportunities identified from this winter's discoveries.

In the Wild River/Wild Hay area in northwestern Alberta, the Company is currently active with a two-rig natural gas development drilling program. Significant production growth is expected as numerous wells in this multi-pay area are completed throughout the year.

In the Larne area of northwestern Alberta, the Company participated in 2 successful exploratory Devonian Slave Point tests. Each well tested at rates between 1.5 to 4 MMcf/d of gas. First production began mid-April 2001. Anadarko holds a 50% working interest.

In the heavy oil area of eastern Alberta, Anadarko drilled a total of 17 development wells with a 100% success rate. The Company added 520 BOPD of new production as a result of winter drilling. In addition, a 330-square kilometer 3-D seismic program was completed in the heavy oil fields during March. Anadarko controls 80,000 net undeveloped acres in this area where recent outpost discoveries have been made on 2-D seismic. A summer drilling program is planned using 2 to 3 rigs.

In the Hatton shallow gas project in southwestern Saskatchewan, the Company drilled 27 development wells during the winter season, 15 of which are currently on production. Net production from Hatton is presently 70 MMcf/d of gas. More than 250 wells are planned for the summer drilling season.

Algeria

First quarter activity was highlighted by Anadarko's return to exploration in Algeria. For the past few years, the Company has been focused on developing the 12 fields it has discovered in the Sahara Desert. In March, the Company announced details regarding an amendment to the Production Sharing Agreement with Sonatrach signed by Anadarko and its partners, LASMO and Maersk. The agreement will allow Anadarko to resume exploration of Blocks 404, 208 and 211 in areas outside of the exploitation license boundaries encompassing previous discoveries made by the Sonatrach/Anadarko association.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

These are the same blocks Anadarko began exploring in 1989 and the amendment will allow the Algerian exploration team to build on the knowledge gathered over the last several years. Under the terms of the three-phase exploration program, Anadarko and its partners will spend a minimum of $55 million. During the first 5 years, 400 square kilometers of 3-D seismic and 1,100 kilometers of 2-D seismic will be acquired and processed; the results of previous seismic surveys will be reprocessed; and 6 exploration wells will be drilled. Seismic acquisition is expected to begin this year, and exploration drilling will likely begin in 2002. Should the sixth- and seventh-year options be exercised, an additional exploration well will be drilled in each year.

Anadarko, LASMO and Maersk will finance 100% of the exploration investment and Sonatrach will participate 51% in the development and exploitation phases of any discoveries. Where appropriate, existing facilities and infrastructure may be used to develop any discoveries, thereby reducing development costs and potentially accelerating first oil production.

Under the exploration phase of the original Production Sharing Agreement, Anadarko drilled 20 exploratory wells with a 70% success rate.

During the first quarter, Anadarko completed a number of oil producing wells in various areas of the Hassi Berkine (HBN) and Hassi Berkine South (HBNS) fields. The HBNS-30 encountered 84 feet of net pay in the main TAGI reservoir and was completed as an oil producer. In the south central portion of the HBNS field the HBNS-34 well was also completed as a Stage II oil producer after encountering 85 feet of net pay in the TAGI reservoir. Elsewhere in the HBNS field, Anadarko connected the HBNS-21 well to the water injection network and commenced operations. Also during the first quarter, production began from the HBNS-18 and HBNS-35 wells after being connected to the oil gathering network. Combined production from the 2 wells is 13,500 BOPD.

On the western edge of the HBN field, the HBN-8 well encountered 44 feet of net pay and was completed as an oil producer in the TAGI reservoir.

Three additional drilling rigs are being added to the development drilling program. The first of the 3 rigs has recently begun drilling operations.

Construction continues at Stage II facilities for HBNS, where production is expected to increase to 135,000 BOPD later this year. Construction is also continuing for the HBN and the Block 404 satellite production facilities, both of which will be completed next year. At the Ourhoud (ORD) field, development continues, with construction of the production facilities. Two drilling rigs are being mobilized to carry out development drilling in the ORD field. Both rigs should begin drilling operations during May.

Progress continued in the first quarter on 2 separate seismic acquisition programs. The 3-D satellite survey on Block 404 is 79% complete and the EME 3-D survey on Block 208 is now complete.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments     Anadarko's derivative commodity instruments currently are comprised of futures, swaps and options contracts. The volume of derivative commodity instruments utilized by the Company to hedge its market price risk and in its energy trading operation can vary during the year within the boundaries of its established policy guidelines.

Derivative financial instruments utilized to manage or reduce commodity price risk related to the Company's equity production are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this statement, all derivatives are carried on the balance sheet at fair value. Realized gains/losses and option premiums are recognized in the statement of income when the underlying physical gas and oil production is sold. Accordingly, realized derivative gains/losses are generally offset by similar changes in the realized prices of the underlying physical gas and oil production. Realized derivative gains/losses are reflected in the average sales price of the physical gas and oil production. Accounting for unrealized gains/losses is dependent on whether the derivative financial instruments have been designated and qualify as part of a hedging relationship. Derivative financial instruments may be designated as a hedge of exposure to changes in fair values, cash flows, or foreign currencies, if certain conditions are met. If the hedged exposure is a fair value exposure, the gains/losses on the derivative financial instrument, as well as the offsetting losses/gains on the hedged item, shall be recognized currently in earnings. Consequently, if gains/losses on the derivative financial instrument and the related hedge item do not completely offset, the difference (i.e., ineffective portion of the hedge) is recognized currently in earnings. If the hedged exposure is a cash flow exposure, the effective portion of the gains/losses on the derivative financial instrument shall be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gains/losses from the derivative financial instrument, if any, as well as any amounts excluded from the assessment of hedge effectiveness are recognized currently in other (income) expense. Unrealized gains/losses on derivative financial instruments that do not meet the conditions to qualify for hedge accounting are recognized currently in earnings. The majority of the derivatives into which the Company enters have terms of less than 12 months. As of March 31, 2001, the Company had a net unrealized loss of $10 million before taxes (gains of $1 million and losses of $11 million), or $6 million after taxes, on derivative commodity instruments entered into to hedge equity production recorded in other comprehensive income. Other income for the quarter ended March 31, 2001, includes $9 million of net gains related to derivative instruments designated as cash flow hedges and $0.3 million of net losses related to derivative instruments designated as fair value hedges. These amounts represents the sum of a) the amount of hedge ineffectiveness and b) the change in the time value of the option contracts that was excluded from the assessment of hedge effectiveness. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in commodity prices, the potential additional loss on these derivative commodity instruments would be approximately $39 million.

Derivative financial instruments utilized in the Company's energy trading activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment, are accounted for under the mark-to-market accounting method. Under this method, the derivatives are revalued in each accounting period and premium receipts/payments and unrealized gains/losses are immediately recorded in the statement of income and carried as current assets or liabilities on the balance sheet. The derivative contracts entered into for trading purposes are typically for terms of less than 12 months. As of March 31, 2001 the Company had a net unrealized gain of $7 million (gains of $111 million and losses of $104 million) on derivative commodity instruments entered into for trading purposes. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss would be approximately $1 million.

RME was a party to several long-term firm gas transportation agreements that supported the gas marketing program within the gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Field Services, Inc. (Duke). Most of the GPM business segment's firm long-term transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, RME and Duke agreed RME will pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay RME if the transportation market values exceed the contract transportation rates (keep-whole agreement). Payments from Duke in the first quarter 2001 were $78 million. Transportation contracts transferred to Duke in the GPM disposition, and the contract not transferred, all of which are included in the keep-whole agreement with Duke, relate to various pipelines. This keep-whole agreement is accounted for on a mark-to-market basis. This keep-whole agreement will be in effect until the earlier of

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

each contract's expiration date or March 2009. Market rates for firm transportation (particularly those pipelines serving markets on the west coast) have increased significantly. As a result, the Company recognized other income of $140 million during the first quarter of 2001. As of March 31, 2001, Other Current Assets included $140 million related to this agreement.

From time to time, the Company uses derivative financial instruments to reduce its exposure to potential decreases in future transportation market values. While the derivatives are intended to reduce the Company's exposure to declines in transportation market values, they also limit the potential to benefit from market value increases. As of March 31, 2001, the Company had an unrealized loss of $33 million on derivative financial instruments related to transportation rates. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss would be approximately $6 million.

Interest Rate Risk Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company's variable and fixed interest rate debt. The Company has evaluated the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's various debt instruments.

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

At March 31, 2001, Anadarko Canada Corporation had $650 million outstanding of fixed-rate notes and debentures denominated in U.S. dollars and $789 million in intercompany debt. For the period ended March 31, 2001, the Company recognized a $52 million pretax non-cash loss associated with the remeasurement of this debt. The potential foreign currency remeasurement impact on earnings from a 10% change in the March 31, 2001 Canadian exchange rate would be about $117 million based on the outstanding debt at March 31, 2001.

The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. The following table summarizes the Company's open foreign currency positions at March 31, 2001:
U.S. $ in millions, except	Maturity Year
foreign currency rates	2004
Notional amount	$70
Forward rate	1.36
Market rate	1.57
Decrease in rate	(0.21)
Fair value - gain (loss)	$(15)

At March 31, 2001, the Company's Latin American subsidiaries had foreign deferred tax liabilities denominated in the local currency equivalent totaling $97 million. The potential foreign currency remeasurement impact on net earnings from a 10% change in the year-end Latin American exchange rates would be approximately $10 million.

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits

The following exhibits are incorporated herein by reference to a prior filing as indicated.
Exhibit			Original Filed	File
Number		Description	Exhibit	Number

3	(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
		of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

	(b)	By-laws of Anadarko Petroleum	3(e) to Form 10-Q	1-8968
		Corporation, as amended	for the quarter ended
September 30, 2000

	(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
		Restated Certificate of Incorporation	July 28, 2000

4	(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
		Cumulative Preferred Stock, Series B	May 6, 1998

	(b)	Rights Agreement, dated as of	4.1 to Form 8-A dated	1-8968
		October 29, 1998 between Anadarko	October 30, 1998
and The Chase Manhattan Bank

	(c)	Amendment No. 1 to Rights Agreement,	2.4 to Form 8-K dated	1-8968
		dated as of April 2, 2000 between	April 2, 2000
Anadarko and the Rights Agent

12		Computation of Ratios of Earnings to Fixed	12(a) to Form S-3 dated	333-60496
		Charges and Earnings to Combined Fixed	May 9, 2001
Charges and Preferred Stock Dividends
(b)	Reports on Form 8-K

A report on Form 8-K dated February 15, 2001 was filed in which the earliest event reported was February 12,
2001. This event was reported under Item 5 "Other Events" and Item 7(c), "Exhibits".

A report on Form 8-K dated March 8, 2001 was filed in which the earliest event reported was March 8, 2001.
This event was reported under Item 5 "Other Events" and Item 7(c), "Exhibits".

A report on Form 8-K dated March 9, 2001 was filed in which the earliest event reported was February 1, 2001.
This event was reported under Item 5 "Other Events" and Item 7(c), "Exhibits".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.
ANADARKO PETROLEUM CORPORATION
(Registrant)

May 14, 2001	By: /s/ MICHAEL E. ROSE
Michael E. Rose - Executive Vice President,
Finance and Chief Financial Officer