Form 10-K/A
period 2000-12-31
ANADARKO PETROLEUM CORP
filed 2001-06-27
CIK 773910

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

Anadarko Petroleum Corporation amends its Annual Report on Form 10-K for the year ended December 31, 2000 to include the following exhibits:

Part IV

Item 14. Exhibits and Reports on Form 8-K
Exhibit
Number	Description

23(b)	Consent of KPMG LLP
23(c)	Consent of Arthur Andersen LLP
99(b)	Anadarko Employee Savings Plan Form 11-K for the year ended December 31, 2000
99(c)	Union Pacific Resources Group Inc. Employees' Thrift Plan Form 11-K for the year ended December 31, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION
(Registrant)

June 27, 2001	By:	/s/ Michael E. Rose
(Michael E. Rose, Executive Vice President,
Finance and Chief Financial Officer)