Form 10-Q
period 2001-06-30
ANADARKO PETROLEUM CORP
filed 2001-08-13
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001
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

     The number of shares outstanding of the Company's common stock as of July 31, 2001 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	250,764,764

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
millions except per share amounts	2001	2000	2001	2000
Revenues
Gas sales	$825	$156	$1,939	$265
Oil and condensate sales	375	93	736	211
Natural gas liquids sales	71	38	144	80
Marketing sales	976	460	2,476	851
Minerals and other	17	1	20	2
Total	2,264	748	5,315	1,409

Costs and Expenses
Marketing purchases and transportation	957	446	2,432	826
Operating expenses	193	62	350	123
Administrative and general	64	30	113	60
Depreciation, depletion and amortization	320	60	594	119
Other taxes	66	13	149	25
Impairments related to international properties	8	--	15	--
Amortization of goodwill	19	--	36	--
Total		611	3,689	1,153

Operating Income	637	137	1,626	256

Other (Income) Expense
Merger expenses	17	--	27	--
Interest expense	25	20	47	41
Other income	(4)	--	(100)	--
Total	38	20	(26)	41

Income Before Income Taxes	599	117	1,652	215

Income Taxes
Income taxes	228	50	617	98
Effect of change in Canadian income tax rate	(31)	--	(31)	--
Total	197	50	586	98

Net Income Before Cumulative Effect of Change
in Accounting Principle	$402	$67	$1,066	$117

Preferred Stock Dividends	1	3	4	5

Net Income Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$401	$64	$1,062	$112

Cumulative Effect of Change in Accounting Principle	--	--	5	17

Net Income Available to Common Stockholders	$401	$64	$1,057	$95

Per Common Share
Net income - before change in accounting principle - basic	$1.60	$0.50	$4.24	$0.87
Net income - before change in accounting principle - diluted	$1.50	$0.48	$4.01	$0.84
Change in accounting principle - basic	$--	$--	$(0.02)	$(0.13)
Change in accounting principle - diluted	$--	$--	$(0.02)	$(0.13)
Net income - basic	$1.60	$0.50	$4.22	$0.74
Net income - diluted	$1.50	$0.48	$3.99	$0.72
Dividends	$0.05	$0.05	$0.10	$0.10

Average Number of Common Shares Outstanding - Basic	251	128	251	128
Average Number of Common Shares Outstanding - Diluted	268	138	266	135

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
millions
Net Income Available to Common Stockholders	$401	$64	$1,057	$95

Other Comprehensive Income (Loss), net of taxes
Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change
(net of taxes of $3 for the six months ended
June 30, 2001)	--	--	(5)	--
Reclassification of cumulative effect of
accounting change included in net income
(net of taxes of $1 for the six months ended
June 30, 2001)	--	--	3	--
Unrealized gain during the period
(net of taxes of $13 and $10 for the three and six
months ended June 30, 2001, respectively)	21	--	18	--
Total unrealized gain on derivatives	21	--	16	--
Foreign currency translation adjustments
(net of taxes of $14 for the three and six months
ended June 30, 2001)	19	--	19	--
Minimum pension liability
(net of taxes of $1 for the six months ended
June 30, 2001)	--	--	(3)	--

Total	40	--	32	--

Comprehensive Income	$441	$64	$1,089	$95

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
millions	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$300	$199
Accounts receivable, net of allowance	1,233	1,376
Other current assets	204	319

Total	1,737	1,894

Properties and Equipment
Original cost	18,487	15,843
Less accumulated depreciation, depletion and amortization	3,423	2,832

Net properties and equipment - based on the full cost
method of accounting for oil and gas properties	15,064	13,011

Other Assets	540	368

Goodwill	1,482	1,348
Less accumulated amortization	67	31

Goodwill, net of amortization	1,415	1,317

	$18,756	$16,590

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET (continued)
(Unaudited)

	June 30,	December 31,
millions except share amounts	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,104	$1,256
Accrued expenses	349	420
Current portion, notes and debentures	748	--

Total	2,201	1,676

Long-term Debt	3,941	3,984

Other Long-term Liabilities
Deferred income taxes	4,177	3,633
Other	616	511

Total	4,793	4,144

Stockholders' Equity
Preferred stock, par value $1.00
(2.0 million shares authorized, 0.1 million and 0.2 million shares issued
as of June 30, 2001 and December 31, 2000, respectively)	115	200
Common stock, par value $0.10
(450.0 million shares authorized, 253.8 million and 253.3 million shares
issued as of June 30, 2001 and December 31, 2000, respectively)	25	25
Paid-in capital	5,313	5,303
Retained earnings (as of June 30, 2001, retained earnings
were not restricted as to the payment of dividends)	2,553	1,521
Deferred compensation and ESOP
(1.1 million shares as of June 30, 2001 and December 31, 2000)	(111)	(121)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of June 30, 2001 and December 31, 2000)	(109)	(145)
Accumulated other comprehensive income (loss)
Unrealized gain on derivatives	16	--
Foreign currency translation adjustments	22	3
Minimum pension liability	(3)	--
Total	35	3

Total	7,821	6,786

Commitments and Contingencies	--	--

	$18,756	$16,590

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
millions	2001	2000
Cash Flow from Operating Activities
Net income before cumulative effect of change in accounting principle	$1,066	$117
Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	594	120
Amortization of goodwill	36	--
Non-cash merger expenses	7	--
Interest expense - zero coupon debentures	6	4
Deferred income taxes	415	62
Impairments related to international properties	15	--
Other non-cash items	27	--
	2,166	303
(Increase) decrease in accounts receivable	369	(129)
Increase (decrease) in accounts payable and accrued expenses	(377)	39
Other items - net	(108)	(19)

Net cash provided by operating activities	2,050	194

Cash Flow from Investing Activities
Additions to properties and equipment	(1,514)	(451)
Acquisition costs, net of cash acquired	(821)	--
Sales and retirements of properties and equipment	3	(2)

Net cash used in investing activities	(2,332)	(453)

Cash Flow from Financing Activities
Additions to debt	2,418	345
Retirements of debt	(1,950)	(136)
Decrease in accounts payable, banks	(16)	--
Dividends paid	(29)	(18)
Retirement of preferred stock	(73)	--
Issuance of common stock	32	28

Net cash provided by financing activities	382	219

Effect of Exchange Rate Changes on Cash	1	--

Net Increase (Decrease) in Cash and Cash Equivalents	101	(40)

Cash and Cash Equivalents at Beginning of Period	199	45

Cash and Cash Equivalents at End of Period	$300	$5

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

Change in Accounting Principles     In 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which provides guidance for accounting for derivative instruments and hedging activities. The change was effective January 2001 and the related adjustment to net income was a decrease of $8 million ($5 million after taxes, or $0.02 per share) and the adjustment to accumulated other comprehensive income was a decrease of $8 million ($5 million after taxes).

During 2000, the Company changed its method of accounting for the carrying value of foreign crude oil inventories from market to cost. This change was made as a result of a change in position on the carrying value of inventories communicated by the Securities and Exchange Commission (SEC). The change was effective January 2000 and the related adjustment to foreign crude oil inventories was a decrease of $19 million ($17 million after taxes, or $0.13 per share). The three and six months ended June 30, 2000 results have been restated to reflect this accounting change.

Derivative Financial Instruments     In 2001, derivative financial instruments utilized to manage or reduce commodity price risk related to the Company's equity production are accounted for under the provisions of SFAS No. 133. Under this statement, all derivatives are carried on the balance sheet at fair value. Realized gains/losses and option premiums are recognized in the statement of income when the underlying physical gas and oil production is sold. Accordingly, realized derivative gains/losses are generally offset by similar changes in the realized prices of the underlying physical gas and oil production. Realized derivative gains/losses are reflected in the average sales price of the physical gas and oil production. Accounting for unrealized gains/losses is dependent on whether the derivative financial instruments have been designated and qualify as part of a hedging relationship. Derivative financial instruments may be designated as a hedge of exposure to changes in fair values, cash flows, or foreign currencies, if certain conditions are met. If the hedged exposure is a fair value exposure, the gains/losses on the derivative financial instrument, as well as the offsetting losses/gains on the hedged item, are recognized currently in earnings. Consequently, if gains/losses on the derivative financial instrument and the related hedge item do not completely offset, the difference (i.e., ineffective portion of the hedge) is recognized currently in earnings. If the hedged exposure is a cash flow exposure, the effective portion of the gains/losses on the derivative financial instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gains/losses from the derivative financial instrument, if any, as well as any amounts excluded from the assessment of the cash flow hedges' effectiveness are recognized currently in other (income) expense. If the hedged exposure is a foreign currency exposure, the accounting is similar to the accounting for fair value and cash flow hedges. Unrealized gains/losses on derivative financial instruments that do not meet the conditions to qualify for hedge accounting are recognized currently in earnings.

Derivative financial instruments utilized in the Company's energy trading activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment are accounted for under the mark-to-market accounting method pursuant to Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". Under this method, the derivatives are revalued in each accounting period and premium receipts/payments and unrealized gains/losses are recorded in the statement of income and carried as current assets or liabilities on the balance sheet.

Realized gains and losses resulting from the Company's interest rate swap agreements are included in interest expense on a current basis. The swap agreements effectively convert a portion of the Company's fixed interest rate debt to variable interest rate debt. The Company's interest rate swap agreements do not qualify for hedge accounting. Therefore, unrealized gains/losses are recognized currently in earnings and are reflected in other (income) expense. At June 30, 2001, the Company did not have any outstanding interest rate swaps.

New Accounting Principles     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 as of July 1, 2001 had no impact on the Company's financial statements.

SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

Implementation of SFAS No. 142 is required as of January 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, the impact of adoption on the Company's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. As of January 1, 2002, the Company expects to have unamortized goodwill in the amount of $1.4 billion, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $36 million and $31 million for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

2.  Merger and Acquisitions     On July 14, 2000, the Company merged with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME). Each share of common stock of RME issued and outstanding was converted into 0.455 shares of Anadarko common stock. The merger was treated as a tax-free reorganization and accounted for as a purchase business combination under generally accepted accounting principles. Under this method of accounting, the Company's historical operating results for periods prior to the merger are the same as Anadarko's historical operating results. At the date of the merger, the assets and liabilities of Anadarko remain based upon their historical costs, and the assets and liabilities of RME were recorded at their estimated fair market values.

Merger costs of $14 million were expensed in the second quarter of 2001 related to the RME merger. These relate primarily to transition, integration, hiring and relocation costs ($8 million), retention bonuses ($4 million) and vesting of restricted stock and stock options ($2 million) issued in conjunction with the merger. For the six months ended June 30, 2001, merger costs of $24 million were expensed related to the RME merger. These relate primarily to transition, integration, hiring and relocation costs ($15 million), vesting of restricted stock and stock options ($5 million) and retention bonuses ($4 million).

For the six months ended June 30, 2001, 157 RME employees actually separated and were paid pursuant to the severance plans and 28 RME employees were relocated to Houston.

The majority of the remaining accrued liability balance included in capitalized merger costs is expected to be spent in 2001. The following table summarizes the activity in the accrued liability account for the six months ended June 30, 2001:

millions
Capitalized merger costs as of January 1, 2001	$26
Cash payments	(14)
Capitalized merger costs as of June 30, 2001	$12

The pro forma results for 2000 are a result of combining the three and six months income statements of Anadarko with the three and six months income statements of RME adjusted for 1) certain costs that RME had expensed under the successful efforts method of accounting that are capitalized under the full cost method of accounting; 2) depreciation, depletion and amortization expense of RME calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting; 3) decreases to interest expense for the capitalization of interest on significant investments in unevaluated properties and major development projects and partly offset by the revaluation of RME debt under the purchase method of accounting, including the elimination of historical debt issuance amortization costs; 4) issuance of Anadarko common stock and stock options pursuant to the merger agreement, and 5) the related income tax effects of these adjustments based on the applicable statutory tax rates. It should be noted that the pro forma results do not include any merger expenses.

The following table presents the unaudited pro forma results of the Company as though the merger had occurred on January 1, 2000. Pro forma results are not necessarily indicative of actual results.

	Three Months Ended	Six Months Ended
millions except per share amounts	June 30, 2000	June 30, 2000
Revenues	$1,643	$3,189
Net income available to common stockholders before cumulative
effect of change in accounting principle	$196	$361
Earnings per share - basic	$0.81	$1.49
Earnings per share - diluted	$0.78	$1.45

On March 16, 2001, Anadarko acquired Canadian based Berkley Petroleum Corp. (Berkley) for C$11.40 per share for an aggregate equity value of US$779 million plus the assumption of approximately US$236 million in debt. Merger costs of $3 million were expensed for the three and six months ended June 30, 2001 related to the Berkley acquisition. This acquisition was accounted for under the purchase method of accounting.

On June 25, 2001, Anadarko announced it had entered into an agreement to acquire Canadian based Gulfstream Resources Canada Limited for C$2.65 per share. The total value of this proposed acquisition is approximately US$137 million and is expected to close in the third quarter of 2001.

3.  Inventories     The major classes of inventories, which are included in other current assets, are as follows:

	June 30,	December 31,
millions	2001	2000
Materials and supplies	$58	$44
Foreign crude oil	22	20
Natural gas	14	15
Total	$94	$79

4.  Properties and Equipment     Oil and gas properties include costs of $3.7 billion and $2.9 billion at June 30, 2001 and December 31, 2000, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

5.  Debt     A summary of debt follows:

	June 30,	December 31,
millions	2001	2000
Notes Payable, Banks	$--	$199
Long-term Portion of Capital Lease	11	12
8 1/4% Notes due 2001	98	100
6.8% Debentures due 2002	87	247
6 3/4% Notes due 2003	73	100
5 7/8% Notes due 2003	83	100
6.5% Notes due 2005	164	192
7.375% Debentures due 2006	92	247
7% Notes due 2006	169	194
6.75% Notes due 2008	110	151
7.8% Debentures due 2008	11	150
7.3% Notes due 2009	82	156
6 3/4% Notes due 2011	907	--
7.05% Debentures due 2018	105	183
Zero Coupon Convertible
Debentures due 2020	361	355
Zero Yield Puttable Contingent
Debt Securities due 2021	650	--
7.5% Debentures due 2026	105	188
7% Debentures due 2027	54	100
6.625% Debentures due 2028	17	100
7.15% Debentures due 2028	212	334
7.20% Debentures due 2029	135	300
7.95% Debentures due 2029	117	238
7 1/2% Notes due 2031	861	--
7.73% Debentures due 2096	61	100
7 1/4% Debentures due 2096	49	100
7.5% Debentures due 2096	75	138
Total	$4,689	$3,984

At June 30, 2001, $98 million of 8 1/4% Notes due 2001 and $650 million of Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) due 2021 were classified as short-term debt. At December 31, 2000, notes payable to banks were classified as long-term debt in accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced", under the terms of Anadarko's Bank Credit Agreements.

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

5.  Debt (continued)

In March 2001, Anadarko issued $650 million of ZYP-CODES due 2021 to qualified institutional buyers under Rule 144A and non-U.S. persons under Regulation S. The debt securities were priced with a zero coupon, zero yield to maturity and a conversion premium of 38%. The proceeds from the debt securities were used initially to finance costs associated with the acquisition of Berkley. Holders of the ZYP-CODES may require Anadarko to purchase all or a portion of their ZYP-CODES on March 13th of 2002, 2004, 2006, 2011, or 2016, at $1,000 per ZYP-CODES. Anadarko will pay the purchase price in cash, except that with respect to the ZYP-CODES that may be put to Anadarko for purchase on March 13, 2002, Anadarko may choose to pay the purchase price for those ZYP-CODES in cash, common stock or a combination of cash and common stock.

In April 2001, Anadarko Finance Company, a wholly owned finance subsidiary of Anadarko, issued $1.3 billion in notes as part of the Company's financial restructuring plan following the Berkley acquisition. This issuance was made up of $400 million of 6 3/4% Notes due 2011 and $900 million of 7 1/2% Notes due 2031. In May 2001, Anadarko Finance Company issued an additional $550 million of 6 3/4% Notes due 2011, bringing the 6 3/4% Notes to an aggregate total of $950 million. The notes are fully and unconditionally guaranteed by Anadarko. The notes were issued as part of an exchange of securities for other Anadarko debt and preferred stock. The intercompany debt resulting from these transactions is of a long-term investment nature; therefore, foreign currency translation gains and losses are recorded as a component of accumulated other comprehensive income.

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

Cash Flow Hedges     At June 30, 2001, the Company had option and swap contracts in place to fix floor and/or ceiling prices on a portion of expected future sales of equity gas and oil production. Other income for the three and six months ended June 30, 2001, included $18 million and $27 million, respectively of net unrealized derivative gains primarily due to the change in the time value of the option contracts that was excluded from the assessment of hedge effectiveness. Approximately $18 million of net gains in accumulated other comprehensive income balance as of June 30, 2001 are expected to be reclassified into gas and oil sales during the remainder of 2001.

As of June 30, 2001, the Company has option contracts to hedge its exposure to the variability in future cash flows associated with sales of equity oil production that extend through December 2001 and associated with sales of gas production that extend through December 2005. Swap agreements to hedge the Company's exposure to the variability in future cash flows associated with sales of equity oil production extend through December 2002.

Fair Value Hedge     The Company also had a swap agreement in place to convert a gas contract from a fixed price to a market sensitive price. Operating income for the three and six months ended June 30, 2001 includes $1 million of net losses. This amount represents the ineffective portion of this swap agreement.

Interest Rate Swaps     In 1999, Anadarko entered into a 29.5 year swap agreement with a notional value of $200 million whereby the Company received a fixed interest rate and paid a floating interest rate indexed to the 3-month London Interbank Offered Rate (LIBOR). The swap agreement was cancelled in March 2001 at no cost to the

6.  Financial Instruments (continued)

Company. During 1996, Anadarko entered into a 10-year swap agreement with a notional value of $100 million whereby the Company received a fixed interest rate and paid a floating interest rate indexed to the 3-month LIBOR. This agreement was terminated in April 2001 at no cost to the Company. These agreements were entered into to offset a portion of the effect of the Company's fixed rate long-term debt.

7.  Preferred Stock     For the first and second quarters of 2001 and 2000, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock. In April 2001, Anadarko repurchased $85 million of preferred stock as part of the exchange of securities under the restructuring plan discussed in Note 5.

8.  Common Stock     Under the most restrictive provisions of the Company's credit agreements, which limit the payment of dividends, retained earnings were not restricted as to the payment of dividends at June 30, 2001 and December 31, 2000.

The Company's basic earnings per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method, the net effect of the assumed conversion of the convertible debentures and ZYP-CODES.

The reconciliation between basic and diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2001			June 30, 2000
millions except			Per Share			Per Share
per share amounts	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common
stockholders before change in
accounting principle	$401	251	$1.60	$64	128	$0.50
Effect of convertible debentures
and ZYP-CODES	2	14		2	8
Effect of dilutive stock options and
performance-based stock awards	--	3		--	2
Diluted EPS
Income available to common
stockholders plus assumed conversion	$403	268	$1.50	$66	138	$0.48

	Six Months Ended			Six Months Ended
	June 30, 2001			June 30, 2000
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common
stockholders before change in
accounting principle	$1,062	251	$4.24	$112	128	$0.87
Effect of convertible debentures
and ZYP-CODES	4	12		2	5
Effect of dilutive stock options and
performance-based stock awards	--	3		--	2
Diluted EPS
Income available to common
stockholders plus assumed conversion	$1,066	266	$4.01	$114	135	$0.84

For the three and six months ended June 30, 2001, options for 0.2 million shares of common stock and 2 million put options were excluded from the diluted EPS calculation because their exercise price was greater than the average market price of common stock for the period.

In July 2001, the Board of Directors authorized the Company to purchase as much as $1 billion in shares of Anadarko common stock. The share purchases may be made from time to time, depending on market conditions. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

To enhance the share repurchase program, Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. Through July 2001, Anadarko has written a series of put options for the purchase of a total of 4 million shares of Anadarko common stock with a notional amount of about $200 million. Put options for 1 million shares expired unexercised in July 2001. The remaining put options will expire between September 2001 and January 2002. The outstanding put options permit a net-share settlement at the Company's option and do not result in a put option liability on the consolidated balance sheet. During the second quarter of 2001, premiums of $5 million were received related to these put options and recorded as an increase to paid-in capital. In addition, premiums of $6 million were received in July 2001.

9.  Statement of Cash Flows Supplemental Information     The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:

	Six Months Ended
	June 30
millions	2001	2000
Interest	$45	$40
Income taxes	$194	$2

10.  Segment Information     The following table illustrates information related to Anadarko's business segments:

	Oil and Gas
	Exploration			All
millions	and Production	Marketing	Minerals	Other	Total
Three Months Ended June 30:
2001
Revenues	$860	$1,386	$12	$6	$2,264
Intersegment revenues	411	2	--	(413)	--
Total revenues	1,271	1,388	12	(407)	2,264
Income (loss) before income taxes	$693	$(39)	$11	$(66)	$599

2000
Revenues	$146	$603	$--	$(1)	$748
Intersegment revenues	142	16	--	(158)	--
Total revenues	288	619	--	(159)	748
Income (loss) before income taxes	$159	$6	$--	$(48)	$117

Six Months Ended June 30:
2001
Revenues	$1,924	$3,370	$23	$(2)	$5,315
Intersegment revenues	895	13	--	(908)	--
Total revenues	2,819	3,383	23	(910)	5,315
Income (loss) before income taxes	$1,725	$115	$21	$(209)	$1,652
Net properties and equipment	$13,340	$197	$1,209	$318	$15,064

2000
Revenues	$317	$1,091	$--	$1	$1,409
Intersegment revenues	239	30	--	(269)	--
Total revenues	556	1,121	--	(268)	1,409
Income (loss) before income taxes	$304	$6	$--	$(95)	$215
Net properties and equipment	$3,820	$135	$--	$57	$4,012

11.  Other Income     Other (income) expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
millions	2001	2000	2001	2000
Firm transportation keep-whole contract valuation	$42	$--	$(98)	$--
Foreign currency exchange	(35)	--	17	--
Corporate hedge	(18)	--	(27)	--
Other	7	--	8	--
Total	$(4)	$--	$(100)	$--

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

Ekotek (Federal) - The facility (Salt Lake City, Utah) operated as a refinery from 1953 until 1978, at which time it was converted to a hazardous waste storage/treatment and petroleum recycling facility. The Utah Department of Environmental Quality issued multiple Notices of Violation to the facility in 1988, resulting in the facility's closing. Bear Creek Uranium Company, an affiliate, was named as a PRP for its contributions of approximately 117,000 gallons of used/waste oils. Remediation of the Ekotek site is nearing completion and no additional funding requests are expected.

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

Summitville Mine (Federal) - RME and Cleveland Cliffs Iron Company conducted exploration activities at the site (Summitville, Colorado) between 1967 and 1969. The exploration efforts ceased after the companies determined operations were not commercially viable. Several other companies initiated various exploration efforts at the site until 1984 when Galactic Resources permitted a heap leach gold mine at the site. Galactic filed for bankruptcy in 1992 and EPA implemented a cleanup response in 1993. RME and Cleveland Cliffs negotiated a settlement with EPA regarding Federal liability at the site that excluded claims for natural resource damages. Recently, RME and Cleveland Cliffs reached tentative settlement with the State of Colorado regarding State liability at the site that includes natural resource damages. This agreement calls for the payment of $835,000 (RME's share $417,500). This agreement will not become final until completion of a 30 day notice and comment period and entry of the Order by the United States District Court for the District of Colorado.

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

A group of royalty owners purporting to represent RME's gas royalty owners in Texas (Neinast, et al.) was granted class action certification in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although most recently a demand for damages in the amount of $100 million has been asserted. The Company is of the opinion that the amount of damages at risk is substantially less than the amount demanded by the class action counsel and the Company intends to vigorously assert its defenses. The Company is currently appealing the class certification order. A decision on the class certification is expected during the third quarter of 2001.

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

PanEnergy Litigation  On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14 million (before taxes) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $37 million (before taxes) as of June 30, 2001. The Company also sought from PanEnergy the return of the $1 million (before taxes) charged against income in 1993 and 1994. In October 2000, the U.S. Magistrate issued recommendations concerning motions for summary judgment previously filed by both parties. In essence, the Magistrate's recommendation finds that the Company should be responsible for refunds attributable to the time period following August 1, 1985 while Duke Energy (as the successor company to Anadarko Production Company) should be responsible for refunds attributable to the time period before August 1, 1985.

The Company has reached a settlement agreement with PanEnergy that requires the Company to pay $15 million for settlement in full of all matters relating to the refunds of Kansas ad valorem tax reimbursements collected by the Company as first seller from August 1, 1985 through 1988. The agreement is contingent upon FERC approval. The settlement agreement was filed with the FERC on June 22, 2001. The FERC is expected to approve the settlement agreement within 60 days of the date that the settlement agreement is filed with the FERC. The settlement agreement does not have any impact on the outstanding dispute between the Company and PanEnergy in connection with the refunds that relate to the Cimmaron River System. Anadarko's net income for the six months ended June 30, 2001, included a $15 million charge (before income taxes) related to the settlement agreement.

Anadarko's net income for 1997 included a $2 million charge (before income taxes) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is currently unable to predict the final outcome of this matter and no provision for liability (excluding amounts recorded in 1993, 1994, 1997 and 2001) has been made in the accompanying financial statements.

13.  The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of June 30, 2001 and December 31, 2000, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

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

Financial Results

Selected Financial Data
	Three Months Ended		Six Months Ended
	June 30		June 30
millions except per share amounts	2001	2000	2001	2000
Revenues	$2,264	$748	$5,315	$1,409
Costs and expenses	1,627	611	3,689	1,153
Merger expenses	17	--	27	--
Interest expense	25	20	47	41
Other income	(4)	--	(100)	--
Income taxes	197	50	586	98
Net income available to common stockholders before
cumulative effect of change in accounting principle	$401	$64	$1,062	$112
Per share - basic	$1.60	$0.50	$4.24	$0.87
Per share - diluted	$1.50	$0.48	$4.01	$0.84
Net income available to common stockholders	$401	$64	$1,057	$95
Per share - basic	$1.60	$0.50	$4.22	$0.74
Per share - diluted	$1.50	$0.48	$3.99	$0.72

Net Income     Anadarko's net income available to common stockholders in the second quarter of 2001 totaled $401 million, or $1.50 per share (diluted) compared to net income of $64 million, or 48 cents per share (diluted) for the second quarter of 2000. For the six-month period ended June 30, 2001, Anadarko's net income available to common stockholders was $1,057 million, or $3.99 per share (diluted). By comparison, for the six months ended June 30, 2000, Anadarko's net income available to common stockholders was $95 million, or 72 cents per share (diluted). Anadarko's results for 2001 include the effect of the merger with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME), which closed in July 2000, and the acquisition of Berkley Petroleum Corp. (Berkley), which closed in March 2001.

Revenues
	Three Months Ended		Six Months Ended
	June 30		June 30
millions	2001	2000	2001	2000
Gas sales	$825	$156	$1,939	$265
Oil and condensate sales	375	93	736	211
Natural gas liquids sales	71	38	144	80
Marketing sales	976	460	2,476	851
Minerals and other	17	1	20	2
Total	$2,264	$748	$5,315	$1,409

Revenues     Revenues for the second quarter 2001 increased 203% to $2,264 million compared to revenues of $748 million for the same period of 2000. For the six months ended June 30, 2001, revenues were $5,315 million, an increase of 277%, compared to $1,409 million for the same period of 2000. The increase in revenues for both periods is primarily due to significantly higher sales volumes and natural gas prices.

Costs and Expenses
	Three Months Ended		Six Months Ended
	June 30		June 30
millions	2001	2000	2001	2000
Marketing purchases and transportation	$957	$446	$2,432	$826
Operating expenses	193	62	350	123
Administrative and general	64	30	113	60
Depreciation, depletion and amortization	320	60	594	119
Other taxes	66	13	149	25
Impairments related to international properties	8	--	15	--
Amortization of goodwill	19	--	36	--
Total	$1,627	$611	$3,689	$1,153

Costs and Expenses     Costs and expenses during the second quarter of 2001 increased 166% compared to the second quarter of 2000. The increase in 2001 is primarily due to:

1)	Marketing purchases and transportation increased 115% primarily due to the increase in sales volumes.
2)	Operating expenses, depreciation, depletion and amortization expense and other taxes increased 329% primarily due to the increase in sales volumes associated with the RME merger.
3)	Administrative and general expenses increased 113% primarily due to the Company's expanded workforce resulting from the RME merger.
4)	Impairments related to international properties in the North Atlantic were $8 million in 2001.
5)	Amortization of goodwill was $19 million related to the RME merger and the Berkley acquisition.

For the six-month period ended June 30, 2001 costs and expenses increased 220% compared to the same period of 2000. The increase in 2001 is primarily due to:

1)	Marketing purchases and transportation increased 194% primarily due to the increase in sales volumes.
2)	Operating expenses, depreciation, depletion and amortization expense and other taxes increased 309% primarily due to the increase in sales volumes associated with the RME merger.
3)	Administrative and general expenses increased 88% primarily due to the Company's expanded workforce resulting from the RME merger.
4)	Impairments related to international properties in the North Atlantic and Ghana were $15 million in 2001.
5)	Amortization of goodwill was $36 million related to the RME merger and the Berkley acquisition.

Merger Expenses     For the three and six months ended June 30, 2001, merger costs of $14 million and $24 million, respectively, were expensed related to the RME merger. For the quarter ended June 30, 2001, these costs relate primarily to transition, integration, hiring and relocation costs ($8 million), retention bonuses ($4 million) and vesting of restricted stock and stock options ($2 million). For the six months ended June 30, 2001, these costs relate primarily to transition, integration, hiring and relocation costs ($15 million), vesting of restricted stock and stock options ($5 million) and retention bonuses ($4 million). For the three and six months ended June 30, 2001, merger costs of $3 million were expensed related to the Berkley acquisition.

Interest Expense
	Three Months Ended		Six Months Ended
	June 30		June 30
millions	2001	2000	2001	2000
Gross interest expense	$75	$25	$148	$51
Capitalized interest	(50)	(5)	(101)	(10)
Net interest expense	$25	$20	$47	$41

Interest Expense     For the second quarter of 2001, Anadarko's interest expense increased 25% to $25 million compared to $20 million for the second quarter of 2000. For the first six months of 2001, interest expense was $47 million, an increase of 15% compared to $41 million for the same period of 2000. The increase in interest expense in 2001 is primarily due to higher levels of long-term debt in 2001 compared to 2000 as a result of the RME merger and the Berkley acquisition, partially offset by higher capitalized interest in 2001.

Other Income     Other income for the second quarter 2001 increased $4 million compared to the same period of 2000 due primarily to $35 million of foreign currency exchange gains and $18 million of income related to corporate hedges, partially offset by $42 million in other expense related to the effect of lower value for firm transportation subject to a keep-whole agreement and $7 million in other expenses.

For the six months ended June 30, 2001, other income increased $100 million compared to the same period of 2000 due primarily to $98 million in other income related to the effect of significantly higher value for firm transportation subject to a keep-whole agreement and $27 million of income related to corporate hedges, partially offset by $17 million of foreign currency exchange losses and $8 million in other expenses.

Income Taxes     For the second quarter of 2001, income taxes increased 294% to $197 million compared to $50 million for the second quarter of 2000. For the first six months of 2001, income taxes were $586 million, an increase of 498% compared to $98 million for the same period of 2000. The increases are due to the significant increase in earnings, partially offset by a decrease in income taxes of $31 million during the second quarter of 2001 related to a deferred tax adjustment resulting from the 2% decrease in Canada's tax rate.

Analysis of Sales Volumes and Prices

During the second quarter of 2001, Anadarko sold 52 million barrels of oil equivalent (BOE), up 271% from 14 million BOE in the second quarter of 2000. During the first six months of 2001, Anadarko sold 99 million BOE, up 267% from 27 million BOE for the same period of 2000. The increased volumes are a result of the merger with RME and from the Company's operations in the Gulf of Mexico, Alaska and Texas.

The following table shows the Company's sales volumes and average wellhead prices for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
Natural gas
United States (Bcf)	151	49	290	93
MMcf/d	1,651	536	1,600	511
Price per Mcf	$4.43	$3.20	$5.60	$2.84
Canada * (Bcf)	33	--	57	--
MMcf/d	362	--	316	--
Price per Mcf	$4.82	--	$5.53	--
Other International * (Bcf)	--	--	1	--
MMcf/d	5	--	5	--
Price per Mcf	$1.24	--	$1.13	--
Total (Bcf)	184	49	348	93
MMcf/d	2,018	536	1,921	511
Price per Mcf	$4.49	$3.20	$5.58	$2.84

Crude oil and condensate
United States (MMBbls)	9	1	16	4
MBbls/d	96	21	92	21
Price per barrel	$24.61	$26.29	$25.00	$25.57
Canada * (MMBbls)	3	--	6	--
MBbls/d	36	--	34	--
Price per barrel	$18.84	--	$17.79	--
Algeria (MMBbls)	2	2	4	4
MBbls/d	17	17	21	23
Price per barrel	$25.58	$27.23	$25.30	$27.27
Other International * (MMBbls)	4	--	8	--
MBbls/d	43	--	42	--
Price per barrel	$14.68	--	$14.77	--
Total (MMBbls)	18	3	34	8
MBbls/d	192	38	189	44
Price per barrel	$21.38	$26.71	$21.48	$26.47

Natural gas liquids
Total (MMBbls)	4	2	7	4
MBbls/d	42	21	39	22
Price per barrel	$18.81	$20.10	$20.52	$20.43

Barrels of oil equivalent (MMBOE)
United States	37	12	71	23
Canada *	9	--	16	--
Algeria	2	2	4	4
Other International *	4	--	8	--
Total	52	14	99	27

Bcf - billion cubic feet
MMBbls - million barrels
MBbls/d - thousand barrels per day
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day
MMBOE - million barrels of oil equivalent

*In July 2000, Anadarko acquired production in Canada and other international areas as a result of the merger with RME.

Natural Gas     Natural gas sales volumes in the second quarter of 2001 were 2,018 MMcf/d, an increase of 276% over the 536 MMcf/d in the same period last year. Natural gas prices at the wellhead averaged $4.49 per Mcf during the second quarter of 2001 compared to $3.20 per Mcf in the second quarter of 2000.

In the first six months of 2001, Anadarko's natural gas production was 1,921 MMcf/d, up 276% from 511 MMcf/d in the same period of 2000. The wellhead price for natural gas in the first half of 2001 averaged $5.58 per Mcf, compared to $2.84 per Mcf in the same period last year.

Crude Oil, Condensate and Natural Gas Liquids     Total sales volumes of crude oil and condensate in the second quarter 2001 were 192 MBbls/d, up 405% from 38 MBbls/d in the second quarter of 2000. Oil prices in the second quarter of 2001 averaged $21.38 per barrel compared to $26.71 per barrel in the second quarter last year.

Anadarko's production of crude oil and condensate for the half of 2001 averaged 189 MBbls/d, up 330% from 44 MBbls/d in the comparable 2000 period. Anadarko's average oil price for the first six months of 2001 was $21.48 per barrel compared with $26.47 per barrel in the same period last year. The decrease in oil prices is due primarily to the Company's significant increase in international heavy oil sales volumes that sell for less at the wellhead.

Sales volumes of natural gas liquids (NGLs) during the second quarter of 2001 were 42 MBbls/d, up 100% from 21 MBbls/d in the second quarter of 2000. Prices during the second quarter of 2001 for Anadarko's NGLs averaged $18.81 per barrel compared to $20.10 per barrel in the second quarter last year.

Anadarko's NGLs volumes during the first six months of 2001 were 39 MBbls/d, an increase of 77% over the 22 MBbls/d in the same period of 2000. The average price per barrel for NGLs for the first half of 2001 was $20.52 per barrel compared with $20.43 per barrel a year earlier.

Capital Expenditures, Liquidity and Dividends

During the first six months of 2001, Anadarko's capital spending (including capitalized interest and overhead) was $1,514 million compared to $451 million for the same period of 2000.

In February 2001, Anadarko, Anadarko Capital Trust I, Anadarko Capital Trust II and Anadarko Capital Trust III filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $1 billion in debt securities, preferred stock, depositary shares, common stock, warrants, purchase price adjustments and purchase units. In addition, the Trusts may issue preferred securities. Net proceeds, terms and pricing of the offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.

In March 2001, Anadarko issued $650 million of Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) due 2021 to qualified institutional buyers under Rule 144A and non-U.S. persons under Regulation S. The debt securities were priced with a zero coupon, zero yield to maturity and a conversion premium of 38%. The proceeds from the debt securities were used initially to finance costs associated with the acquisition of Berkley. Holders of the ZYP-CODES may require Anadarko to purchase all or a portion of their ZYP-CODES on March 13th of 2002, 2004, 2006, 2011, or 2016, at $1,000 per ZYP-CODES. Anadarko will pay the purchase price in cash, except that with respect to the ZYP-CODES that may be put to Anadarko for purchase on March 13, 2002, Anadarko may choose to pay the purchase price for those ZYP-CODES in cash, common stock or a combination of cash and common stock.

In April 2001, Anadarko Finance Company, a wholly owned finance subsidiary of Anadarko, issued $1.3 billion in notes as part of the Company's financial restructuring plan following the Berkley acquisition. This issuance was made up of $400 million of 6 3/4% Notes due 2011 and $900 million of 7 1/2% Notes due 2031. In May 2001, Anadarko Finance Company issued an additional $550 million of 6 3/4% Notes due 2011, bringing the 6 3/4% Notes to an aggregate total of $950 million. The notes are fully and unconditionally guaranteed by Anadarko. The notes were issued as part of an exchange of securities for other Anadarko debt and preferred stock.

In April 2001, Anadarko repurchased $85 million of preferred stock as part of the exchange of securities discussed above.

In July 2001, the Board of Directors authorized the Company to purchase as much as $1 billion in shares of Anadarko common stock. The share purchases may be made from time to time, depending on market conditions. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

To enhance the share repurchase program, Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. Through July 2001, Anadarko has written a series of put options for the purchase of a total of 4 million shares of Anadarko common stock with a notional amount of about $200 million. Put options for 1 million shares expired unexercised in July 2001. The remaining put options will expire between September 2001 and January 2002. The outstanding put options permit a net-share settlement at the Company's option and do not result in a put option liability on the consolidated balance sheet. During the second quarter of 2001, premiums of $5 million were received related to these put options and recorded as an increase to paid-in capital. In addition, premiums of $6 million were received in July 2001.

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

Exploration and Development Activities

During the second quarter of 2001, Anadarko participated in a total of 328 wells, including 222 gas wells, 93 oil wells and 13 dry holes. This compares to a total of 97 wells, including 56 gas wells, 37 oil wells and 4 dry holes during the second quarter of 2000.

For the first six months of 2001, Anadarko participated in a total of 571 wells, including 398 gas wells, 150 oil wells and 23 dry holes. This compares to a total of 216 wells, including 129 gas wells, 79 oil wells and 8 dry holes during the first six months of 2000.

Onshore - Lower 48 States

Bossier Play

Development     Average gas production from Anadarko's Bossier play, located in Texas and Louisiana, during the second quarter was 269 MMcf/d of gas (net), up 12% from the first quarter of 2001. In the Texas portion of the play, a total of 40 wells were completed in the second quarter giving the Company 369 gas wells, primarily located in Freestone County, Texas.

Some of the more significant development well completions during the second quarter of 2001, including Anadarko's working interest (WI), include:

- Thigpen A-14 (21.6 MMcf/d of gas), Dew field, 100% WI
- Stephens A-10 (20.8 MMcf/d of gas), Dew field, 99% WI
- Stephens A-8 (20.7 MMcf/d of gas), Dew field, 99% WI
- Adams A-7 (13.5 MMcf/d of gas), Dew field, 75% WI
- Moody A-2 (10.2 MMcf/d of gas), Dew field, 100% WI
- Burgher G-8 (13.7 MMcf/d of gas), Dowdy Ranch field, 100% WI
- Burgher G-6 (10.4 MMcf/d of gas), Dowdy Ranch field, 100% WI
- Burgher A-6 (8.4 MMcf/d of gas), Dowdy Ranch field, 100% WI
- Evans A-6 (8.9 MMcf/d of gas), Dowdy Ranch field, 100% WI
- Evans A-7 (8.8 MMcf/d of gas), Dowdy Ranch field, 100% WI
- Reagan C-2 (5.4 MMcf/d of gas), Reagan Ranch field, 100% WI
- Eubanks Trust No. 8 (5.4 MMcf/d of gas), Mimms field, 100% WI

During the second quarter, Anadarko maintained its 100% success rate for field development and extension wells in the Vernon field in Jackson Parish, Louisiana. The Jones 10-1 well (98% WI) tested 12.5 MMcf/d of gas, the Robert Cone 12-1 well (100% WI) produced 6 MMcf/d of gas and the Davis Bros K-2 well (98% WI) tested 6.5 MMcf/d of gas. The Vernon field is producing about 45 MMcf/d of gas from a total of 31 wells.

Exploration     In addition to field development and infill drilling, Anadarko also maintains an active exploration program to discover new Bossier fields. In 2001, the Company has drilled 6 exploration wells in East Texas, 5 of which are discoveries or field extensions and another 5 wells are currently drilling.

The Anderson Trust A-1 well (100% WI), located north of Dowdy Ranch, has opened up additional exploitation potential. The well flowed at an unstimulated rate of 6.7 MMcf/d of gas from the Bossier sands. The Louetta Parker A-1 well (100% WI) was drilled 4 miles to the east of Dowdy Ranch field, deeper in the basin. The well encountered substantial net pay in the Moore interval and is currently testing.

Ten wells have now been drilled in the Bald Prairie area confirming the exploration and development potential for the most southern part of the Bossier play. During the second quarter, the Mischer D-1 well (100% WI) tested at 3.3 MMcf/d of gas from a step-out location 2.5 miles northeast of the field discovery well. The Mischer A-1 well (100% WI) extended the Bald Prairie field 1.5 miles to the southeast and is waiting on completion. Three delineation wells are being completed and 4 rigs are drilling in the Bald Prairie field.

Central Texas     Anadarko continues its drilling success across multiple pay zones in Central Texas. Overall, Anadarko holds 750,000 net acres and operates more than 1,200 wells in the Giddings field. This gives the Company potential to exploit opportunities through horizontal drilling. Currently, Anadarko has 11 rigs operating throughout its Central Texas play. Anadarko's net volumes in Central Texas are over 220 MMcf/d of gas and 13,900 barrels of oil per day (BOPD) in the second quarter.

Georgetown Play     Anadarko completed 2 more horizontal wells in the second quarter in the Georgetown play in Washington County, Texas. The Graham #1 well (100% WI) initially flowed 50 MMcf/d of gas and is just west of the Becker #1 well, which has cumulative production of about 8 Bcf since it went on production in August 2000. The Barney #2 well (100% WI) was completed during the second quarter and had peak production of 52 MMcf/d of gas. Current production from the Company's 4 Georgetown wells is about 75 MMcf/d of gas.

Buda and Austin Chalk Play     During the second quarter, 22 wells were completed as part of the Company's redevelopment program of the Buda and Austin Chalk formations. From the Buda formation, the Polar Bear Unit #1 well (99% WI) tested at 750 BOPD and 0.4 MMcf/d of gas, the Cannon-Chance #1RE well (100% WI) tested 4.6 MMcf/d of gas and 250 BOPD and the Reveille #5RE well (50% WI) tested 7.0 MMcf/d of gas and 300 BOPD. From the Austin Chalk formation, the Sarah Beth #1RE well (50% WI) tested 3.3 MMcf/d of gas and 250 BOPD.

Glen Rose Play     The Wash-McAdams 3 HR well (63% WI), located in the Mossey Grove field in Walker County, Texas, tested at over 6 MMcf/d of gas from the Glen Rose formations.

Texas/Louisiana     Development of the Kent Bayou field in Terrebonne Parish, Louisiana, continued in the second quarter. The Continental Land and Fur (CLF) #5 well encountered 24 net feet of downthrown pay which tested at 2 MMcf/d of gas and 2,500 barrels of condensate per day (BCPD). The CLF #6 well, a development well in the main fault block, was spud in June. With the facility upgrade finished in June, and 4 wells completed and on-line, the field reached a production rate of 73 MMcf/d of gas and 14,700 BCPD. Anadarko owns a 67% WI in the Kent Bayou field.

A total of 11 wells were completed in the Carthage area during the second quarter as Anadarko's ongoing 4-rig infill drilling program continued. The wells targeted the tight gas sand formations of the Cotton Valley interval. In addition, 7 workover rigs are being used to complete the newly drilled wells and perform additional workovers on older wells. Net production volume averaged 125 MMcf/d of gas and 3,000 BCPD in the second quarter.

Rocky Mountains     This year, Anadarko has doubled exploration and development drilling activity in the Rocky Mountain area. The capital spending budget for the area is about $130 million, which should allow the Company to drill more than 20 new exploratory and 130 development wells throughout Wyoming, Colorado and Utah in 2001. In addition, the Company expects to gather several hundred square miles of new 3-D seismic data and add to its existing land base.

Coalbed Methane     Coalbed methane (CBM) is becoming an increasingly important core play for Anadarko, which is reflected by the Company's strong acreage position in key areas of Utah and Wyoming. Anadarko currently has 3 operated CBM projects in various stages of development and has interests in 7 other CBM projects.

The Drunkards Wash project, located in Utah, has current gross production of 14 MMcf/d of gas from the 35 CBM wells drilled in late 2000 and production is expected to double over the next several years. The de-watering continues at the Helper field and total field production now exceeds 32 MMcf/d of gas (gross). Production from this area is anticipated to increase substantially by 2002 as the wells mature and more wells are drilled this year. Construction is already underway on a new central production facility, which will add capacity of 20 MMcf/d of gas. The Company has a 100% WI in both of these fields.

Anadarko is also involved in multiple CBM projects throughout Wyoming, including the Powder River Basin. The County Line project (50% WI), located in Johnson County, Wyoming, is in the initial stage of development with 85 producing wells drilled to date. Initial production began in August 2001 from the first 16 wells. Completion and facilities work will continue as more wells are brought on-line.

Wyoming     The Greater Wamsutter area represents a focal point of Anadarko's natural gas program in Wyoming. During the second quarter, the Red Desert 17-1 well (100% WI), a step-out southwest of Wamsutter field was drilled. The well tested at 2.4 MMcf/d of gas and 28 BCPD from the Almond and Lewis formations. The 17-1 well was followed by 4 additional wells in the second quarter. The UPRC #5-27 well (45% WI), located in the Siberia Ridge field, tested from the Almond formation at 2.4 MMcf/d of gas and 42 BOPD. Anadarko is also participating with a typical 25% WI and 33% net revenue interest in a program to drill 150 outside operated wells in 2001.

In the Brady field, the Company drilled two successful wells. The Brady #46F well (50% WI) was completed in the Frontier formation and tested at 6.1 MMcf/d of gas. An average well in the field produces only about 1 MMcf/d of gas. The Jacknife #11 well (56% WI) tested at 1.1 MMcf/d of gas from the Blair formation.

Mid-Continent

Hugoton Embayment     Anadarko continues to be active in one of its oldest operations areas. Two significant wells were completed in Southwest Kansas during the second quarter. In Morton County, the McClure D-5 well (98% WI) tested at 486 BOPD and 0.7 MMcf/d of gas after being completed in the Morrow St. Louis formation in the Cimarron Bend East field. The HJV Mangels A-1 well (100% WI), in the Cimarron Gap field, tested 4.7 MMcf/d of gas from the Morrow formation and is part of Anadarko's continuing Hugoton project.

Central Oklahoma     During the second quarter, 10 wells were completed in the Golden Trend play. The play is located in Grady, Garvin, and McClain Counties of Oklahoma and is targeting several different formations including the deeper Sycamore, Woodford, Hunton, Viola and Bromide.

California     At the East Lost Hills field (24% WI), the ELH #3R well encountered no hydrocarbons from the targeted Temblor interval and the well was temporarily abandoned pending further analysis. The Company is currently drilling the ELH #4 well and the ELH #9 well.

Offshore - Gulf of Mexico

Net production from Anadarko's Gulf of Mexico properties in the second quarter averaged 373 MMcf/d of gas and 29,000 BOPD, an increase of 29% from the first quarter of 2001.

Conventional     Shallow water projects on the Outer Continental Shelf represent an important piece of Anadarko's plans to increase offshore production volumes. During the second quarter of 2001, 3 discoveries were made. The Ship Shoal 216 #C-23 well (55% WI) encountered about 106 net feet of pay in 5 intervals. The well is already on production at 20 MMcf/d of gas. The South Marsh Island 280 #6 well (50% WI) encountered about 267 net feet of pay in 7 pay sands. The Company is currently drilling the #7 well (50% WI) to accelerate development of the discovery and to test deeper objectives. The Ship Shoal 190 #5 well (100% WI) encountered about 80 feet of net pay in 6 sands and came on production in July 2001.

Several development completions were made during the second quarter of 2001. The Ship Shoal 126 #A1 well (58% WI) was recompleted and came on-line at 11 MMcf/d of gas and 1,000 BCPD. The Ship Shoal 190 #3 well (100% WI) flowed 10.7 MMcf/d of gas and 1,200 BCPD from the Tex 13 sand.

Deepwater     Drilling is underway at Eiger Sanction (100% WI), a deepwater prospect which spudded in April 2001. The well, located on Mississippi Canyon Block 667 in 2,950 feet of water, is currently drilling below 12,000 feet and has a targeted depth of 29,000 feet. Mississippi Canyon Block 667 is adjacent to Anadarko's earlier deepwater Gomez discovery.

Sub-salt     A sub-salt well drilled in the second quarter of 2001 is an apparent commercial discovery. The Tarantula prospect (South Timbalier 308) encountered about 170 feet of net pay. The well has been suspended and the Company is currently updating its technical interpretations with further drilling planned this year. The Company has a 100% WI in the well.

The Taurus prospect, located on Green Canyon 134 (100% WI), was plugged and abandoned.

At the North Garnet field, the East Cameron 347 #2 well (100% WI) was completed in the PL1-10 sand and tested at 1,100 BOPD and 2 MMcf/d of gas. This was the Company's first "smart" completion, which will allow the well to be recompleted later in its life without the use of a rig or wireline. This technology will be important in developing future deepwater fields. A subsea tie-back was installed to the Company's East Cameron 359 A platform.

Development work at the Hickory field (Grand Isle 110/111/116) was completed during the second quarter. All 4 wells are now on-line and producing about 240 MMcf/d of gas and 15,000 BCPD. The Tanzanite field (Eugene Island 346) is producing at about 85 MMcf/d of gas and 13,000 BOPD. Anadarko has a 50% WI in Hickory and a 100% WI in Tanzanite.

Alaska

Anadarko and its partner announced first discoveries in the National Petroleum Reserve-Alaska. During the past two winters drilling seasons, 5 wells and a sidetrack, which targeted the Alpine producing horizon, encountered oil or gas and condensate. These wells are the Spark #1, Spark #1A, Moose's Tooth C, Lookout #1, Rendezvous A and Rendezvous #2 (22% WI). A sixth well was a dry hole. The Spark #1A well tested 1,550 BCPD and 26.5 MMcf/d of gas. The Rendezvous well tested at an unstimulated rate of 360 BCPD and 6.6 MMcf/d of gas. The other wells have been suspended and further drilling is planned for next year.

The Alpine field (22% WI) is currently producing at a record rate of 96,000 BOPD. In July 2001, Alpine set a field production record by producing more than 100,000 BOPD during a single day. Anadarko and its partner are currently considering a number of oilfield development scenarios that reflect the higher than expected production rates from Alpine and the discovery and delineation of the satellite fields.

In July 2001, Anadarko and its partner announced the discovery of a satellite oil field (22% WI) near the Alpine field. It was discovered in April 2000 with the Nanuq #2 exploration well, which tested at a rate of 1,750 barrels per day of 40-degree API gravity crude and 1.2 MMcf/d of gas. A delineation well, the Nanuq CD1-229, was drilled from the Alpine field during the 2001 winter drilling season. The initial production test reported a rate of nearly 460 BOPD and 6.5 MMcf/d of gas from a horizontal completion. The Nanuq #3 delineation well was also drilled last winter and found pay in the Nanuq reservoir, extending the field limits. Nanuq is the second satellite field to be discovered near Alpine.

Anadarko and its partner were apparent high bidders on 36 of 43 bid tracts covering about 207,000 acres in the first North Slope Foothills Area-Wide Oil and Gas lease sale, which was held in May 2001. The acres put up for lease are located in the southern part of the slope and are attractive for their natural gas potential.

Canada

Since the purchase of Berkley in March 2001, Anadarko increased capital spending 50% in Canada to almost $400 million to drill exploration wells and accelerate development of recent discoveries. The acquisition increased Anadarko's total acreage position in Canada to 4.7 million net acres (3.5 million undeveloped and 1.2 million developed). An additional 48,000 net acres were acquired during the second quarter.

During the second quarter of 2001, Anadarko had a 96% success rate in Canada, drilling 159 wells, of which 29 were oil wells, 124 were gas wells and 6 were dry holes. Activity was focused primarily in the Alberta, British Columbia and Saskatchewan areas that have year-round access. Anadarko had 8 rigs active during the second quarter and will increase activity to 20 rigs during the summer months.

In southeast Saskatchewan, the Company drilled the Steelman 9-27 well (100% WI), which flowed at a choked-back rate of 605 BOPD from the Winnipegosis formation. The well has 3 horizontal laterals with 1,216 feet of horizontal length. In the Hatton shallow gas project in southwestern Saskatchewan, the Company completed 95 development wells during the second quarter. Net production from Hatton is currently 72 MMcf/d of gas. More than 75 wells remain to be drilled this year.

In the Wild Hay area of northwestern Alberta, Anadarko successfully drilled 4 gas wells in the second quarter. Most notable was the Cecilia 11-20 well (100% WI), which was dually completed in the Mannville and Cadomin formations with a combined test rate of 5 MMcf/d of gas. The success in this multi-play area should result in the expansion of the Company's gas processing plant to 56 MMcf/d of gas, up from 24 MMcf/d of gas.

In northern Alberta, 4 oil wells were drilled to the Slave Point formation in the Dawson area. The Dawson 16-7 well (60% WI) tested at 1,800 BOPD and the Dawson 8-8 (75% WI) produced about 950 BOPD. The Company has an active drilling program planned for the remainder of this year that increases to 4 rigs and focuses on exploitation drilling opportunities identified early this year.

In the Klua area of northeast British Columbia, the Company reactivated the Klua 97-J well (50% WI), which flowed at 8.8 MMcf/d of gas.

In the Mackenzie Delta in the Northwest Territories, Anadarko and its partners acquired 926 kilometers of 2-D seismic data.

Algeria

The scheduled 30-day shutdown of the central processing facility (CPF) on Block 404 was completed 6 days ahead of schedule. During the shutdown, statutory vessel inspections were performed and the Stage II production facility for the HBNS field, which is expected to start up in the third quarter of 2001, was tied-in. The CPF is back up and producing approximately 74,000 BOPD.

Construction continues on two other production trains at the CPF on Block 404. These trains will process oil produced from the HBN field and the satellite fields around HBN-HBNS, both of which will be completed next year. Three production trains are also under construction at the Ourhoud field and first production is expected late next year.

Anadarko's successor exploration contract covering blocks 404, 211 and 208 was officially sanctioned by the Algerian government in June 2001. Plans are being made to begin exploration drilling early next year. Two separate seismic acquisition programs, a 3-D satellite survey on Block 404 and an EME 3-D survey on Block 208, were completed in the second quarter.

Other International

Middle East     In June 2001, Anadarko announced that it had entered into an agreement to acquire Canadian based Gulfstream Resources Canada Limited (Gulfstream) for C$2.65 per share. The total value of the acquisition is approximately US$137 million, subject to normal closing adjustments. Gulfstream is an international oil and gas exploration and production company with assets in Qatar, Oman and Madagascar.

Guatemala     In July 2001, the Company sold 100% of its wholly owned subsidiary, Basic Resources International (Basic), for US$121 million. Basic produces and refines crude oil in Guatemala. Anadarko acquired Basic as part of the merger with RME in July 2000.

New Accounting Principles

Business Combinations and Goodwill and Other Intangible Assets     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 as of July 1, 2001 had no impact on the Company's financial statements.

SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

Implementation of SFAS No. 142 is required as of January 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, the impact of adoption on the Company's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. As of January 1, 2002, the Company expects to have unamortized goodwill in the amount of $1.4 billion, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $36 million and $31 million for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

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

Derivative financial instruments utilized to manage or reduce commodity price risk related to the Company's equity production are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this statement, all derivatives are carried on the balance sheet at fair value. Realized gains/losses and option premiums are recognized in the statement of income when the underlying physical gas and oil production is sold. Accordingly, realized derivative gains/losses are generally offset by similar changes in the realized prices of the underlying physical gas and oil production. Realized derivative gains/losses are reflected in the average sales price of the physical gas and oil production. Accounting for unrealized gains/losses is dependent on whether the derivative financial instruments have been designated and qualify as part of a hedging relationship. Derivative financial instruments may be designated as a hedge of exposure to changes in fair values, cash flows, or foreign currencies, if certain conditions are met. If the hedged exposure is a fair value exposure, the gains/losses on the derivative financial instrument, as well as the offsetting losses/gains on the hedged item, shall be recognized currently in earnings. Consequently, if gains/losses on the derivative financial instrument and the related hedge item do not completely offset, the difference (i.e., ineffective portion of the hedge) is recognized currently in earnings. If the hedged exposure is a cash flow exposure, the effective portion of the gains/losses on the derivative financial instrument shall be reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gains/losses from the derivative financial instrument, if any, as well as any amounts excluded from the assessment of the cash flow hedges' effectiveness are recognized currently in other (income) expense. Unrealized gains/losses on derivative financial instruments that do not meet the conditions to qualify for hedge accounting are recognized currently in earnings. The majority of the derivatives into which the Company enters have terms of less than 12 months. As of June 30, 2001, the Company had a net unrealized gain of $24 million before taxes (gains of $29 million and losses of $5 million), or $16 million after taxes, on derivative commodity instruments entered into to hedge equity production recorded in accumulated other comprehensive income. Other income for the three and six months ended June 30, 2001, includes $18 million and $27 million, respectively, of net gains related to derivative instruments designated as cash flow hedges. These gains are primarily due to the change in the time value of the option contracts that were excluded from the assessment of hedge effectiveness. Operating income for the three and six months ended June 30, 2001, includes $1 million of net losses related to the ineffective portion of a swap agreement designated as a fair value hedge. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in commodity prices, the potential additional loss on these derivative commodity instruments would be approximately $33 million.

Derivative financial instruments utilized in the Company's energy trading activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment, are accounted for under the mark-to-market accounting method pursuant to Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". Under this method, the derivatives are revalued in each accounting period and premium receipts/payments and unrealized gains/losses are immediately recorded in the statement of income and carried as current assets or liabilities on the balance sheet. The derivative contracts entered into for trading purposes are typically for terms of less than 12 months. As of June 30, 2001 the Company had a net unrealized loss of $47 million (gains of $88 million and losses of $135 million) on derivative commodity instruments entered into for trading purposes. Losses on derivative commodity instruments are offset by a net unrealized gain of $55 million (gains of $70 million and losses of $15 million) on physical contracts entered into for trading purposes. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential loss on the derivative instruments would be decreased by approximately $12 million.

RME was a party to several long-term firm gas transportation agreements that supported the gas marketing program within the gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Field Services, Inc. (Duke). Most of the GPM business segment's firm long-term transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, RME and Duke agreed RME will pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay RME if the transportation market values exceed the contract transportation rates (keep-whole agreement). Net payments from Duke in the three and six months ended June 30, 2001 were $64 million and $141 million, respectively. Transportation contracts transferred to Duke in the GPM disposition, and the contract not transferred, all of which are included in the keep-whole agreement with Duke, relate to various pipelines. This keep-whole agreement is accounted for on a mark-to-market basis. This keep-whole agreement will be in effect until the earlier of each contract's expiration date or March 2009. The Company recognized other expense of $138 million for the three months ended June 30, 2001 and other income of $46 million for the six months ended June 30, 2001. As of June 30, 2001, other current assets included $19 million and other long-term liabilities included $85 million related to this agreement.

From time to time, the Company uses derivative financial instruments to reduce its exposure to potential decreases in future transportation market values. While the derivatives are intended to reduce the Company's exposure to declines in transportation market values, they also limit the potential to benefit from market value increases. For the three and six months ended June 30, 2001, the Company recognized other income of $96 million and $52 million, respectively, on derivative financial instruments related to transportation rates. At June 30, 2001, other current assets included $81 million of unrealized gains related to this agreement. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss would be approximately $3 million.

Stock Repurchase Program     In July 2001, the Board of Directors authorized the Company to purchase as much as $1 billion in shares of Anadarko common stock. The share purchases may be made from time to time, depending on market conditions. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

To enhance the share repurchase program, Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. Through July 2001, Anadarko has written a series of put options for the purchase of a total of 4 million shares of Anadarko common stock with a notional amount of about $200 million. Put options for 1 million shares expired unexercised in July 2001. The remaining put options will expire between September 2001 and January 2002. The outstanding put options permit a net-share settlement at the Company's option and do not result in a put option liability on the consolidated balance sheet. During the second quarter of 2001, premiums of $5 million were received related to these put options and recorded as an increase to paid-in capital. In addition, premiums of $6 million were received in July 2001.

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

At June 30, 2001, Anadarko Canada Corporation had $190 million outstanding of fixed-rate notes and debentures denominated in U.S. dollars. For the three and six months ended June 30, 2001, the Company recognized a $35 million pretax non-cash gain and $17 million pretax non-cash loss, respectively, associated with the remeasurement of Anadarko Canada's U.S. denominated debt outstanding during the period. The potential foreign currency remeasurement impact on earnings from a 10% change in the June 30, 2001 Canadian exchange rate would be about $19 million based on the outstanding debt at June 30, 2001.

The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. The following table summarizes the Company's open foreign currency positions at June 30, 2001:

Maturity Year
U.S. $ in millions, except foreign currency rates	2004
Notional amount	$70
Forward rate	1.36
Market rate	1.50
Decrease in rate	(0.14)
Fair value - gain (loss)	$(10)

At June 30, 2001, the Company's Latin American subsidiaries had foreign deferred tax liabilities denominated in the local currency equivalent totaling $96 million. The potential foreign currency remeasurement impact on net earnings from a 10% change in the year-end Latin American exchange rates would be approximately $10 million.

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders
(a)	On April 26, 2001 the Company held its Annual Stockholders' Meeting.

(b)

Messrs. Larry Barcus, James L. Bryan, George Lindahl III and Jeff D. Sandefer were re-elected as Class III directors to serve for a term of three years. Messrs. Ronald Brown, John R. Butler, Jr., Preston M. Geren III, John R. Gordon and Lawrence M. Jones will continue to serve as Class I directors and Messrs. Conrad P. Albert, Robert J. Allison, Jr., John W. Poduska, Sr. and John N. Seitz will continue to serve as Class II directors.

Mr. Larry Barcus was re-elected with 216,596,569 votes for and 1,389,576 votes withheld. Mr. James L. Bryan was re-elected with 216,576,689 votes for and 1,409,456 votes withheld. Mr. George Lindahl III was re-elected with 196,810,726 votes for and 21,175,419 votes withheld. Mr. Jeff D. Sandefer was re-elected with 216,461,213 votes for and 1,524,932 votes withheld.

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

A report on Form 8-K dated April 20, 2001 was filed in which the earliest event reported was April 19, 2001.
This event was reported under Item 5 "Other Events" and Item 7(c) "Exhibits".

A report on Form 8-K dated June 25, 2001 was filed in which the earliest event reported was June 25, 2001.
This event was reported under Item 5 "Other Events" and Item 7(c) "Exhibits".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.
ANADARKO PETROLEUM CORPORATION
(Registrant)

August 13, 2001	By:	/s/ MICHAEL E. ROSE
Michael E. Rose - Executive Vice President,
Finance and Chief Financial Officer