Form 10-Q
period 2001-09-30
ANADARKO PETROLEUM CORP
filed 2001-11-14
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001
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

     The number of shares outstanding of the Company's common stock as of October 31, 2001 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	248,758,365

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions except per share amounts	2001	2000	2001	2000
Revenues
Gas sales	$509	$527	$2,448	$792
Oil and condensate sales	381	359	1,117	570
Natural gas liquids sales	65	85	209	165
Marketing sales	770	821	3,178	1,592
Minerals and other	18	28	38	30
Total	1,743	1,820	6,990	3,149

Costs and Expenses
Marketing purchases and transportation	745	833	3,109	1,580
Operating expenses	183	147	533	270
Administrative and general	67	43	180	103
Depreciation, depletion and amortization	305	217	899	336
Other taxes	54	53	203	77
Provision for doubtful accounts	--	23	--	23
Impairments related to international properties	827	--	842	--
Amortization of goodwill	21	11	57	11
Total	2,202	1,327	5,823	2,400

Operating Income (Loss)	(459)	493	1,167	749

Other (Income) Expense
Merger expenses	9	64	36	64
Interest expense	18	28	65	69
Other (income) expense	9	(29)	(91)	(29)
Total	36	63	10	104

Income (Loss) Before Income Taxes	(495)	430	1,157	645

Income Taxes
Income taxes	(227)	180	390	278
Effect of change in Canadian income tax rate	--	--	(31)	--
Total	(227)	180	359	278

Net Income (Loss) Before Cumulative Effect of Change
in Accounting Principle	$(268)	$250	$798	$367

Preferred Stock Dividends	2	3	6	8

Net Income (Loss) Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$(270)	$247	$792	$359

Cumulative Effect of Change in Accounting Principle	--	--	5	17

Net Income (Loss) Available to Common Stockholders	$(270)	$247	$787	$342

Per Common Share
Net income (loss) - before change in accounting principle - basic	$(1.08)	$1.07	$3.16	$2.21
Net income (loss) - before change in accounting principle - diluted	$(1.08)	$1.03	$3.00	$2.13
Change in accounting principle - basic	$--	$--	$(0.02)	$(0.11)
Change in accounting principle - diluted	$--	$--	$(0.02)	$(0.10)
Net income (loss) - basic	$(1.08)	$1.07	$3.14	$2.10
Net income (loss) - diluted	$(1.08)	$1.03	$2.98	$2.03
Dividends	$0.05	$0.05	$0.15	$0.15

Average Number of Common Shares Outstanding - Basic	250	230	250	162
Average Number of Common Shares Outstanding - Diluted	250	241	266	170

See accompanying notes to consolidated financial statements.
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
millions
Net Income (Loss) Available to Common Stockholders	$(270)	$247	$787	$342

Other Comprehensive Income (Loss), net of taxes
Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change
(net of taxes of $3 for the nine months ended
September 30, 2001)	--	--	(5)	--
Reclassification of cumulative effect of
accounting change included in net income
(net of taxes of $1 for the nine months ended
September 30, 2001)	--	--	3	--
Unrealized gain during the period
(net of taxes of $8 and $18 for the three and nine
months ended September 30, 2001, respectively)	13	--	31	--
Reclassification adjustment for gains included
in net income (net of taxes of $6 for the three and
nine months ended September 30, 2001)	(10)	--	(10)	--
Total unrealized gain on derivatives	3	--	19	--
Foreign currency translation adjustments
(net of taxes of $33 and $19 for the three and nine
months ended September 30, 2001, respectively)	(42)	--	(23)	--
Minimum pension liability
(net of taxes of $1 for the nine months ended
September 30, 2001)	--	--	(3)	--

Total	(39)	--	(7)	--

Comprehensive Income (Loss)	$(309)	$247	$780	$342

See accompanying notes to consolidated financial statements.
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
millions	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$68	$199
Accounts receivable, net of allowance	1,193	1,376
Other current assets	155	319

Total	1,416	1,894

Properties and Equipment
Original cost	19,128	15,843
Less accumulated depreciation, depletion and amortization	4,525	2,832

Net properties and equipment - based on the full cost
method of accounting for oil and gas properties	14,603	13,011

Other Assets	513	368

Goodwill	1,522	1,348
Less accumulated amortization	87	31

Goodwill, net of amortization	1,435	1,317

	$17,967	$16,590

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET (continued)
(Unaudited)
	September 30,	December 31,
millions except share amounts	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$920	$1,256
Accrued expenses	435	420
Current portion, notes and debentures	109	--

Total	1,464	1,676

Long-term Debt	4,608	3,984

Other Long-term Liabilities
Deferred income taxes	3,900	3,633
Other	598	511

Total	4,498	4,144

Stockholders' Equity
Preferred stock, par value $1.00
(2.0 million shares authorized, 0.1 million and 0.2 million shares issued
as of September 30, 2001 and December 31, 2000, respectively)	111	200
Common stock, par value $0.10
(450.0 million shares authorized, 253.9 million and 253.3 million shares
issued as of September 30, 2001 and December 31, 2000, respectively)	25	25
Paid-in capital	5,310	5,303
Retained earnings (as of September 30, 2001, retained earnings
were not restricted as to the payment of dividends)	2,271	1,521
Treasury stock (2.2 million shares as of September 30, 2001)	(116)	--
Deferred compensation and ESOP
(1.0 million and 1.1 million shares as of September 30, 2001 and
December 31, 2000, respectively)	(106)	(121)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of September 30, 2001 and December 31, 2000)	(94)	(145)
Accumulated other comprehensive income (loss)
Unrealized gain on derivatives	19	--
Foreign currency translation adjustments	(20)	3
Minimum pension liability	(3)	--
Total	(4)	3

Total	7,397	6,786

Commitments and Contingencies	--	--

	$17,967	$16,590

See accompanying notes to consolidated financial statements.
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
millions	2001	2000
Cash Flow from Operating Activities
Net income before cumulative effect of change in accounting principle	$798	$367
Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	900	337
Impairments related to international properties	842	--
Amortization of goodwill	57	11
Non-cash merger expenses	11	31
Interest expense - zero coupon debentures	9	7
Deferred income taxes	206	192
Provision for doubtful accounts	--	23
Other non-cash items	78	(24)
	2,901	944
(Increase) decrease in accounts receivable	386	(156)
Decrease in accounts payable and accrued expenses	(561)	(23)
Other items - net	(74)	81

Net cash provided by operating activities	2,652	846

Cash Flow from Investing Activities
Additions to properties and equipment	(2,253)	(977)
Acquisition costs, net of cash acquired	(940)	(55)
Sales and retirements of properties and equipment	100	40

Net cash used in investing activities	(3,093)	(992)

Cash Flow from Financing Activities
Additions to debt	2,419	345
Retirements of debt	(1,936)	(278)
Increase in accounts payable, banks	32	19
Dividends paid	(43)	(33)
Retirement of preferred stock	(76)	--
Purchase of treasury stock	(116)	--
Issuance of common stock	41	177

Net cash provided by financing activities	321	230

Effect of Exchange Rate Changes on Cash	(11)	--

Net Increase (Decrease) in Cash and Cash Equivalents	(131)	84

Cash and Cash Equivalents at Beginning of Period	199	45

Cash and Cash Equivalents at End of Period	$68	$129

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

During 2000, the Company changed its method of accounting for the carrying value of foreign crude oil inventories from market to cost. This change was made as a result of a change in position on the carrying value of inventories communicated by the Securities and Exchange Commission (SEC). The change was effective January 2000 and the related adjustment to foreign crude oil inventories was a decrease of $19 million ($17 million after taxes, or $0.10 per share). The three and nine months ended September 30, 2000 results have been restated to reflect this accounting change.

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

Accounting for unrealized gains/losses is dependent on whether the derivative financial instruments have been designated and qualify as part of a hedging relationship. Derivative financial instruments may be designated as a hedge of exposure to changes in fair values, cash flows, or foreign currencies, if certain conditions are met. If the hedged exposure is a fair value exposure, the gains/losses on the derivative financial instrument, as well as the offsetting losses/gains on the hedged item, are recognized currently in earnings. Consequently, if gains/losses on the derivative financial instrument and the related hedge item do not completely offset, the difference (i.e., ineffective portion of the hedge) is recognized currently in earnings. If the hedged exposure is a cash flow exposure, the effective portion of the gains/losses on the derivative financial instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gains/losses from the derivative financial instrument, if any, as well as any amounts excluded from the assessment of the cash flow hedges' effectiveness are recognized currently in other (income) expense. Effective July 2001, the Company implemented Derivatives Implementation Group (DIG) Issue G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge", which provides guidance for assessing the effectiveness on total changes in an option's cash flows rather than only on changes in the option's intrinsic value. Implementation of this DIG issue will reduce earnings volatility since it allows the Company to account for changes in the time value of its purchased options and costless collars as effective when hedging forecasted cash flows. Time value changes were previously being recognized in current earnings since the Company excluded time value changes from its assessment of hedge effectiveness. If the hedged exposure is a foreign currency exposure, the accounting is similar to the accounting for fair value and cash flow hedges. Unrealized gains/losses on derivative financial instruments that do not meet the conditions to qualify for hedge accounting are recognized currently in earnings.

Derivative financial instruments utilized in the Company's energy trading activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment are accounted for under the mark-to-market accounting method pursuant to Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". Under this method, the derivatives are revalued in each accounting period and premium receipts/payments and unrealized gains/losses are recorded in the statement of income and carried as assets or liabilities on the balance sheet.

Realized gains and losses resulting from the Company's interest rate swap agreements are included in interest expense on a current basis. The swap agreements effectively convert a portion of the Company's fixed interest rate debt to variable interest rate debt. The Company's interest rate swap agreements in place at December 31, 2000 do not qualify for hedge accounting. Therefore, unrealized gains/losses are recognized currently in earnings and are reflected in other (income) expense. At September 30, 2001, the Company did not have any outstanding interest rate swaps.

New Accounting Principles     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 as of July 2001 had no impact on the Company's financial statements.

SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 2001 will continue to be amortized prior to the adoption of SFAS No. 142. Implementation of SFAS No. 142 is required as of January 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, the impact of adoption on the Company's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. As of January 2002, the Company expects to have unamortized goodwill in the amount of $1.4 billion, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $57 million and $31 million for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 143.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued addressing financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Implementation will be effective for the Company in January 2002. The Company is evaluating the impact of SFAS No. 144.

2.  Merger and Acquisitions     On July 14, 2000, the Company merged with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME). Each share of common stock of RME issued and outstanding was converted into 0.455 shares of Anadarko common stock. The merger was treated as a tax-free reorganization and accounted for as a purchase business combination under generally accepted accounting principles. Under this method of accounting, the Company's historical operating results for periods prior to the merger are the same as Anadarko's historical operating results. At the date of the merger, the assets and liabilities of Anadarko remain based upon their historical costs and the assets and liabilities of RME were recorded at their estimated fair market values. As of September 30, 2001 a total purchase price of $4.3 billion had been allocated to assets and liabilities.

Merger costs of $9 million and $33 million for the three and nine months ended September 30, 2001, respectively, were expensed related to the RME merger. For the three and nine months ended September 30, 2000, merger costs of $64 million were expensed related to the RME merger. These merger costs relate primarily to the issuance of stock for retention of employees, deferred compensation, transition, integration, hiring and relocation costs, vesting of restricted stock and stock options and retention bonuses.

The pro forma results for 2000 are a result of combining the three and nine months income statements of Anadarko with the three and nine months income statements of RME adjusted for 1) certain costs that RME had expensed under the successful efforts method of accounting that are capitalized under the full cost method of accounting; 2) depreciation, depletion and amortization (DD&A) expense of RME calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting; 3) decreases to interest expense for the capitalization of interest on significant investments in unevaluated properties and major development projects and partly offset by the revaluation of RME debt under the purchase method of accounting, including the elimination of historical debt issuance amortization costs; 4) issuance of Anadarko common stock and stock options pursuant to the merger agreement; and 5) the related income tax effects of these adjustments based on the applicable statutory tax rates. It should be noted that the pro forma results do not include any merger expenses.

The following table presents the unaudited pro forma results of the Company as though the merger had occurred on January 1, 2000. Pro forma results are not necessarily indicative of actual results.
	Three Months Ended	Nine Months Ended
millions except per share amounts	September 30, 2000	September 30, 2000
Revenues	$1,925	$5,034
Net income available to common stockholders before cumulative
effect of change in accounting principle	$273	$635
Earnings per share - basic	$1.11	$2.61
Earnings per share - diluted	$1.07	$2.53

On March 16, 2001, Anadarko acquired Canadian based Berkley Petroleum Corp. (Berkley) for C$11.40 per share for an aggregate equity value of US$779 million plus the assumption of US$236 million of debt. Merger costs of $3 million were expensed for the nine months ended September 30, 2001 related to the Berkley acquisition.

3.  Inventories     The major classes of inventories, which are included in other current assets, are as follows:
	September 30,	December 31,
millions	2001	2000
Materials and supplies	$45	$44
Crude oil	20	20
Natural gas	20	15
Total	$85	$79

4.  Properties and Equipment     Oil and gas properties include costs of $3.6 billion and $2.9 billion at September 30, 2001 and December 31, 2000, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

The Company limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated DD&A and deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves generally based on period end prices discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense.

As a result of low natural gas prices and unusually high differentials for heavy oil at September 30, 2001, Anadarko's capitalized costs of certain countries' international oil and gas properties, primarily Canadian properties, exceeded the ceiling limitation and the Company recorded an $827 million ($483 million after taxes) non-cash write-down in the third quarter of 2001. The pre-tax write-down is reflected as additional accumulated DD&A in the accompanying balance sheet.

5.  Debt     A summary of debt follows:

	September 30,	December 31,
millions	2001	2000
Notes Payable, Banks	$24	$199
Long-term Portion of Capital Lease	10	12
8 1/4% Notes due 2001	98	100
6.8% Debentures due 2002	87	247
6 3/4% Notes due 2003	73	100
5 7/8% Notes due 2003	83	100
6.5% Notes due 2005	164	192
7% Notes due 2006	170	194
7.375% Debentures due 2006	92	247
6.75% Notes due 2008	110	151
7.8% Debentures due 2008	11	150
7.3% Notes due 2009	82	156
6 3/4% Notes due 2011	908	--
7.05% Debentures due 2018	105	183
Zero Coupon Convertible Debentures due 2020	364	355
Zero Yield Puttable Contingent Debt Securities due 2021	650	--
7.5% Debentures due 2026	105	188
7% Debentures due 2027	54	100
6.625% Debentures due 2028	17	100
7.15% Debentures due 2028	212	334
7.20% Debentures due 2029	135	300
7.95% Debentures due 2029	117	238
7 1/2% Notes due 2031	861	--
7.73% Debentures due 2096	61	100
7 1/4% Debentures due 2096	49	100
7.5% Debentures due 2096	75	138
Total	$4,717	$3,984

At September 30, 2001, $859 million of notes, debentures and securities mature or may be put to Anadarko within the next twelve months. In accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced", $750 million of this amount is classified as long-term debt, under the terms of Anadarko's Bank Credit Agreements. The remaining $109 million is classified as short-term debt. At December 31, 2000, notes payable to banks were classified as long-term debt in accordance with SFAS No. 6, under the terms of Anadarko's Bank Credit Agreements.

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

In October 2001, the Company entered into a Revolving Credit Agreement and a 364-Day Revolving Credit Agreement. Each agreement provides for $225 million principal amount and expires in 2004 and 2002, respectively. In October 2001, Anadarko Canada Corporation, a wholly owned subsidiary of Anadarko, entered into a 364-Day Canadian Credit Agreement. The agreement provides for US$300 million principal amount and expires in 2002. The agreement is fully and unconditionally guaranteed by Anadarko.

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

Anadarko also enters into commodity derivative financial instruments (options, futures and swaps) for trading purposes with the objective of generating profits on or from exposure to shifts or changes in the market price of natural gas and crude oil. Commodity derivative financial instruments also provide methods to meet customers' pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. In addition, the Company had swap agreements in place to lock in mark-to-market gains of its firm transportation keep-whole commitment with Duke Energy Field Services, Inc.

Cash Flow Hedges     At September 30, 2001, the Company had option and swap contracts in place to fix floor and/or ceiling prices on a portion of expected future sales of equity gas and oil production. The Company has option contracts to hedge its exposure to the variability in future cash flows associated with sales of equity oil production that extend through December 2002 and associated with sales of gas production that extend through December 2005. Swap agreements to hedge the Company's exposure to the variability in future cash flows associated with sales of equity oil production extend through December 2002. Other income for the three and nine months ended September 30, 2001, includes $1 million net losses and $26 million net gains, respectively, primarily due to the change in the time value of the option contracts that was excluded from the assessment of hedge effectiveness. Approximately $20 million of net gains in the accumulated other comprehensive income balance as of September 30, 2001 is expected to be reclassified into gas and oil sales during the remainder of 2001.

Fair Value Hedge     The Company also had a swap agreement in place to convert a gas contract from a fixed price to a market sensitive price. Operating income for the three months ended September 30, 2001 includes $1 million of net gains. This amount represents the ineffective portion of this swap agreement.

Interest Rate Swaps     In 1999, Anadarko entered into a 29.5 year swap agreement with a notional value of $200 million whereby the Company received a fixed interest rate and paid a floating interest rate indexed to the 3-month London Interbank Offered Rate (LIBOR). The swap agreement was cancelled in March 2001 at no cost to the Company. During 1996, Anadarko entered into a 10-year swap agreement with a notional value of $100 million whereby the Company received a fixed interest rate and paid a floating interest rate indexed to the 3-month LIBOR. This agreement was terminated in April 2001 at no cost to the Company. These agreements were entered into to offset a portion of the effect of the Company's fixed rate long-term debt.

7.  Preferred Stock     For the first, second and third quarters of 2001 and 2000, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock. In April 2001, Anadarko repurchased $85 million of preferred stock as part of the exchange of securities under the restructuring plan discussed in Note 5. In July 2001, Anadarko repurchased $4 million of preferred stock.

8.  Common Stock     Under the most restrictive provisions of the Company's credit agreements, retained earnings were not restricted as to the payment of dividends at September 30, 2001 and December 31, 2000.

In October 2001, the Board of Directors of Anadarko increased the quarterly dividend on the Company's common stock. An increase from 5 cents to 7.5 cents per share was declared and is payable in the fourth quarter of 2001.

The Company's basic earnings per share (EPS) amounts have been computed based on the average number of common shares outstanding. Diluted EPS amounts include the effect of the Company's outstanding stock options under the treasury stock method and the net effect of the assumed conversion of the convertible debentures and ZYP-CODES.

The reconciliation between basic and diluted EPS is as follows:
	Three Months Ended			Three Months Ended
	September 30, 2001			September 30, 2000
millions except			Per Share			Per Share
per share amounts	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income (loss) available to common
stockholders before change in
accounting principle	$(270)	250	$(1.08)	$247	230	$1.07
Effect of convertible debentures
and ZYP-CODES	--	--		2	8
Effect of dilutive stock options and
performance-based stock awards	--	--		--	3
Diluted EPS
Net income (loss) available to common
stockholders plus assumed conversion	$(270)	250	$(1.08)	$249	241	$1.03

	Nine Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2000
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available to common
stockholders before change in
accounting principle	$792	250	$3.16	$359	162	$2.21
Effect of convertible debentures
and ZYP-CODES	6	13		4	6
Effect of dilutive stock options and
performance-based stock awards	--	3		--	2
Diluted EPS
Net income available to common
stockholders plus assumed conversion	$798	266	$3.00	$363	170	$2.13

For the three and nine months ended September 30, 2001, options for 0.9 million shares of common stock and 3 million put options were excluded from the diluted EPS calculation because their exercise price was greater than the average market price of common stock for the period. For the three months ended September 30, 2001, there were 16.7 million potential common shares related to outstanding stock options and convertible debentures and ZYP-CODES that were excluded from the computation of diluted EPS since they had an anti-dilutive effect. For the three and nine months ended September 30, 2000, options for 0.7 million shares of common stock were excluded from the diluted EPS calculation because their exercise price was greater than the average market price of common stock for the period.

In July 2001, the Board of Directors authorized the Company to purchase as much as $1 billion in shares of Anadarko common stock. The share purchases may be made from time to time, depending on market conditions. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During the third quarter of 2001, the Company repurchased 2.2 million shares of common stock for $116 million.

To enhance the share repurchase program, Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. Through September 2001, Anadarko has written a series of put options for the purchase of a total of 5 million shares of Anadarko common stock with a notional amount of about $240 million. Put options for 1 million shares were exercised and 1 million shares expired unexercised in the third quarter 2001. Put options for an additional 1 million shares expired unexercised in October 2001. The remaining put options for 2 million shares will expire between January 2002 and March 2002. The outstanding put options permit a net-share settlement at the Company's option and do not result in a put option liability on the consolidated balance sheet. For the nine months ended September 30, 2001, premiums of $15 million were received related to these put options and recorded as an increase to paid-in capital.

9.  Statement of Cash Flows Supplemental Information     The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:
	Nine Months Ended
	September 30
millions	2001	2000
Interest	$44	$44
Income taxes	$267	$37

10.  Segment Information     The following table illustrates information related to Anadarko's business segments. All Other includes smaller operating units, corporate activities, financing activities and intercompany eliminations.
	Oil and Gas
	Exploration			All
millions	and Production	Marketing	Minerals	Other	Total
Three Months Ended September 30:
2001
Revenues	$454	$1,272	$10	$7	$1,743
Intersegment revenues	501	2	--	(503)	--
Total revenues	955	1,274	10	(496)	1,743
Impairments related to international properties	827	--	--	--	827
Income (loss) before income taxes	$(411)	$19	$8	$(111)	$(495)

2000
Revenues	$734	$1,057	$26	$3	$1,820
Intersegment revenues	237	41	--	(278)	--
Total revenues	971	1,098	26	(275)	1,820
Income (loss) before income taxes	$577	$(6)	$23	$(164)	$430

Nine Months Ended September 30:
2001
Revenues	$2,301	$4,651	$33	$5	$6,990
Intersegment revenues	1,473	15	--	(1,488)	--
Total revenues	3,774	4,666	33	(1,483)	6,990
Impairments related to international properties	842	--	--	--	842
Income (loss) before income taxes	$1,314	$134	$29	$(320)	$1,157
Net properties and equipment	$12,883	$203	$1,199	$318	$14,603

2000
Revenues	$971	$2,148	$26	$4	$3,149
Intersegment revenues	556	71	--	(627)	--
Total revenues	1,527	2,219	26	(623)	3,149
Income (loss) before income taxes	$881	$--	$23	$(259)	$645
Net properties and equipment	$11,034	$144	$1,212	$288	$12,678

11.  Other (Income) Expense     Other (income) expense consists of the following:
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2001	2000	2001	2000
Firm transportation keep-whole contract valuation	$(10)	$(39)	$(108)	$(39)
Foreign currency exchange	9	11	26	11
Corporate hedge	1	--	(26)	--
Other	9	(1)	17	(1)
Total	$9	$(29)	$(91)	$(29)

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

Summitville Mine (Federal) - RME and Cleveland Cliffs Iron Company conducted exploration activities at the site (Summitville, Colorado) between 1967 and 1969. The exploration efforts ceased after the companies determined operations were not commercially viable. Several other companies initiated various exploration efforts at the site until 1984 when Galactic Resources permitted a heap leach gold mine at the site. Galactic filed for bankruptcy in 1992 and EPA implemented a cleanup response in 1993. RME and Cleveland Cliffs negotiated a settlement with EPA regarding Federal liability at the site that excluded claims for natural resource damages. Recently, RME and Cleveland Cliffs reached a settlement with the State of Colorado regarding State liability at the site that includes natural resource damages. This agreement calls for the payment of $835,000 (RME's share $417,500). This agreement became final upon entry of the Settlement Agreement and Consent Decree by the United States District Court for the District of Colorado on September 30, 2001. RME fulfilled its obligations in October 2001 by payment of $417,500 to the State of Colorado.

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

A group of royalty owners purporting to represent RME's gas royalty owners in Texas (Neinast, et al.) was granted class action certification in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although most recently a demand for damages in the amount of $100 million has been asserted. The Company is of the opinion that the amount of damages at risk is substantially less than the amount demanded by the class action counsel and the Company intends to vigorously assert its defenses. The Company appealed the class certification order. In September 2001, a favorable decision from the Houston Court of Appeals decertifying the class was rendered. It is anticipated that the royalty owners will now appeal this matter to the Texas Supreme Court.

A class action lawsuit entitled Gilbert H. Coulter, et al. v. Anadarko Petroleum Corporation has been certified in the 26th Judicial District Court, Stevens County, Kansas. In this action, the royalty owners contend that royalty was underpaid as a result of the deduction for certain post-production costs in the calculation of royalty. The Company believes that its method of calculating royalty was proper and that its gas was marketable in the condition produced, and thus plaintiffs' claims are without merit. This case was certified as a class action in August 2000. This matter is set for trial in February 2002.

CITGO Litigation     CITGO Petroleum Corporation's claims arise out of an Asset Purchase and Contribution Agreement dated March 17, 1987 whereby RME's predecessor sold a refinery located in Corpus Christi to CITGO's predecessor. After the sale of the refinery, numerous individuals living near the refinery sued CITGO (the "Neighborhood Litigation") thereby implicating the Asset Purchase and Contribution Agreement indemnity provision. CITGO and RME eventually entered into a settlement agreement ("the 1995 Settlement Agreement") to allocate, on an interim basis, each parties' liability for defense and liability cost in that and related litigation. That agreement provides that once the Neighborhood Litigation and certain related claims are resolved, then the parties will determine their final indemnity obligations to each other through binding arbitration. At the present time, RME and CITGO have agreed to defer arbitrating the allocation of responsibility for this liability in order to focus their efforts on a global settlement. Arbitration will resume upon request of either CITGO or RME. In conjunction with this matter, RME is suing Continental Insurance for denial of coverage for claims related to this dispute. Negotiations and discussions with CITGO and legal actions against Continental Insurance continue.

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

PanEnergy Litigation  On May 13, 1997, the Company filed a lawsuit in the Federal District Court for the Southern District of Texas against PanEnergy seeking declaration that pursuant to prior agreements Anadarko is not required to issue refunds to PanEnergy for the principal amount of $14 million (before taxes) and, if the petition for adjustment is denied in its entirety by FERC with respect to PanEnergy refunds, interest in an amount of $38 million (before taxes) as of September 30, 2001. The Company also sought from PanEnergy the return of the $1 million (before taxes) charged against income in 1993 and 1994. In October 2000, the U.S. Magistrate issued recommendations concerning motions for summary judgment previously filed by both parties. In essence, the Magistrate's recommendation finds that the Company should be responsible for refunds attributable to the time period following August 1, 1985 while Duke Energy (as the successor company to Anadarko Production Company) should be responsible for refunds attributable to the time period before August 1, 1985.

The Company has reached a settlement agreement with PanEnergy that requires the Company to pay $15 million for settlement in full of all matters relating to the refunds of Kansas ad valorem tax reimbursements collected by the Company as first seller from August 1, 1985 through 1988. The settlement agreement was approved by the FERC during the third quarter 2001. The settlement agreement does not have any impact on the outstanding dispute between the Company and PanEnergy in connection with the refunds that relate to the Cimmaron River System. Anadarko's net income for the nine months ended September 30, 2001, included a $15 million charge (before taxes) related to the settlement agreement.

Other Litigation     Anadarko's net income for 1997 included a $2 million charge (before taxes) related to the Kansas ad valorem tax refunds. This charge reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy. The Company is currently unable to predict the final outcome of this matter and no additional provision for liability has been made in the accompanying financial statements.

Other Contingencies     In conjunction with the sale of properties, the Company has indemnified a purchaser for the use of certain losses that are currently being evaluated. The Company is unable to confirm that it will not be called upon to make a payment under the indemnity. Therefore, the Company accrued $20 million for this contingency.

13.  The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

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

Financial Results

Selected Financial Data
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions except per share amounts	2001	2000	2001	2000
Revenues	$1,743	$1,820	$6,990	$3,149
Costs and expenses	2,202	1,327	5,823	2,400
Merger expenses	9	64	36	64
Interest expense	18	28	65	69
Other (income) expense	9	(29)	(91)	(29)
Income taxes	(227)	180	359	278
Net income (loss) available to common stockholders before
cumulative effect of change in accounting principle	$(270)	$247	$792	$359
Per share - basic	$(1.08)	$1.07	$3.16	$2.21
Per share - diluted	$(1.08)	$1.03	$3.00	$2.13
Net income (loss) available to common stockholders	$(270)	$247	$787	$342
Per share - basic	$(1.08)	$1.07	$3.14	$2.10
Per share - diluted	$(1.08)	$1.03	$2.98	$2.03

Net Income (Loss)     Anadarko's net loss available to common stockholders in the third quarter of 2001 totaled $270 million, or $1.08 per share (diluted) compared to net income of $247 million, or $1.03 per share (diluted) for the third quarter of 2000. The net loss for the third quarter 2001 includes a charge of $827 million ($483 million after taxes) for impairments of the carrying value of proved oil and gas properties in Canada and South America as a result of low natural gas prices and unusually high differentials for heavy oil at the end of the quarter. The Company's net income available to common stockholders excluding the impairments was $213 million, or 81 cents per share (diluted).

For the nine month period ended September 30, 2001, Anadarko's net income available to common stockholders was $787 million, or $2.98 per share (diluted). By comparison, for the nine months ended September 30, 2000, Anadarko's net income available to common stockholders was $342 million, or $2.03 per share (diluted). Excluding the impairments, Anadarko had net income available to common stockholders of $1,279 million, or $4.83 per share (diluted) for the nine months ended September 30, 2001. Anadarko's results for 2001 include the effect of the merger with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME), which closed in July 2000, and the acquisition of Berkley Petroleum Corp. (Berkley), which closed in March 2001.

Revenues
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2001	2000	2001	2000
Gas sales	$509	$527	$2,448	$792
Oil and condensate sales	381	359	1,117	570
Natural gas liquids sales	65	85	209	165
Marketing sales	770	821	3,178	1,592
Minerals and other	18	28	38	30
Total	$1,743	$1,820	$6,990	$3,149

Revenues for the third quarter 2001 decreased 4% to $1,743 million compared to revenues of $1,820 million for the same period of 2000. For the nine months ended September 30, 2001, revenues were $6,990 million, an increase of 122%, compared to $3,149 million for the same period of 2000. Sales volumes were significantly higher for both periods. These increases were offset by lower prices in the third quarter of 2001.

Analysis of Sales Volumes
	Three Months Ended		Nine Months Ended
	September 30		September 30
Barrels of oil equivalent (MMBOE)	2001	2000	2001	2000
United States	37	28	109	50
Canada	8	6	25	6
Algeria	3	2	6	7
Other International	3	4	11	4
Total	51	40	151	67
MMBOE - million barrels of oil equivalent

During the third quarter of 2001, Anadarko sold 51 million barrels of oil equivalent (BOE), up 28% from 40 million BOE in the third quarter of 2000. During the first nine months of 2001, Anadarko sold 151 million BOE, up 125% from 67 million BOE for the same period of 2000. The increased volumes are a result of the merger with RME and the acquisition of Berkley as well as from the Company's operations in the Gulf of Mexico, Alaska and Texas. Anadarko employs marketing strategies to help manage production and sales volumes and mitigate the effect of the price volatility, which is likely to continue in the future. See Derivative Financial Instruments under Item 3 of this Form 10-Q.

Natural Gas Sales Volumes and Average Wellhead Prices
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Natural gas
United States (Bcf)	144	116	434	209
MMcf/d	1,563	1,260	1,588	763
Price per Mcf	$2.82	$4.01	$4.68	$3.49
Canada (Bcf)	32	21	89	21
MMcf/d	346	232	326	78
Price per Mcf	$3.25	$2.90	$4.71	$2.90
Other International (Bcf)	--	1	1	1
MMcf/d	4	6	4	2
Price per Mcf	$1.50	$1.10	$1.23	$1.10
Total (Bcf)	176	138	524	231
MMcf/d	1,913	1,498	1,918	843
Price per Mcf	$2.89	$3.83	$4.68	$3.43
Bcf - billion cubic feet
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day

Natural gas sales volumes in the third quarter of 2001 were 1,913 MMcf/d, an increase of 28% over the 1,498 MMcf/d in the same period last year. Natural gas prices at the wellhead averaged $2.89 per Mcf during the third quarter of 2001 compared to $3.83 per Mcf in the third quarter of 2000. In the first nine months of 2001, Anadarko's natural gas sales volumes were 1,918 MMcf/d, up 128% from 843 MMcf/d in the same period of 2000. The wellhead price for natural gas in the first nine months of 2001 averaged $4.68 per Mcf, compared to $3.43 per Mcf in the same period last year. The increase in gas volumes for both periods are a result of the merger with RME and the acquisition of Berkley as well as from the Company's operations in the Gulf of Mexico and Texas.

Crude Oil and Condensate Sales Volumes and Average Wellhead Prices
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Crude oil and condensate
United States (MMBbls)	9	5	26	8
MBbls/d	95	54	93	32
Price per barrel	$23.94	$30.68	$24.64	$28.48
Canada (MMBbls)	3	2	9	2
MBbls/d	37	22	35	7
Price per barrel	$19.86	$30.43	$18.53	$30.43
Algeria (MMBbls)	3	2	6	7
MBbls/d	28	27	23	24
Price per barrel	$24.60	$30.16	$25.02	$28.35
Other International (MMBbls)	3	4	11	4
MBbls/d	32	38	39	13
Price per barrel	$14.50	$20.09	$14.69	$20.09
Total (MMBbls)	18	13	52	21
MBbls/d	192	141	190	76
Price per barrel	$21.66	$27.68	$21.54	$27.22
MMBbls - million barrels
MBbls/d - thousand barrels per day

Total sales volumes of crude oil and condensate in the third quarter 2001 were 192 MBbls/d, up 36% from 141 MBbls/d in the third quarter of 2000. Oil prices in the third quarter of 2001 averaged $21.66 per barrel compared to $27.68 per barrel in the third quarter last year. Anadarko's sales volumes of crude oil and condensate for the first nine months of 2001 averaged 190 MBbls/d, up 150% from 76 MBbls/d in the comparable 2000 period. Anadarko's average oil price for the first nine months of 2001 was $21.54 per barrel compared with $27.22 per barrel in the same period last year. The increase in oil and condensate volumes for both periods are a result of the merger with RME and the acquisition of Berkley as well as the Company's operations in the Gulf of Mexico, Alaska and Texas.

Natural Gas Liquids Sales Volumes and Average Prices
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Natural gas liquids (MMBbls)	4	4	11	8
MBbls/d	48	43	42	29
Price per barrel	$14.79	$21.19	$18.31	$20.81

Sales volumes of natural gas liquids (NGLs) during the third quarter of 2001 were 48 MBbls/d, up 12% from 43 MBbls/d in the third quarter of 2000. Prices during the third quarter of 2001 for Anadarko's NGLs averaged $14.79 per barrel compared to $21.19 per barrel in the third quarter last year. Anadarko's NGL volumes during the first nine months of 2001 were 42 MBbls/d, an increase of 45% over the 29 MBbls/d in the same period of 2000. This increase is a result of the merger with RME. The average price per barrel for NGLs for the first nine months of 2001 was $18.31 per barrel compared with $20.81 per barrel a year earlier.

Costs and Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2001	2000	2001	2000
Marketing purchases and transportation	$745	$833	$3,109	$1,580
Operating expenses	183	147	533	270
Administrative and general	67	43	180	103
Depreciation, depletion and amortization	305	217	899	336
Other taxes	54	53	203	77
Provision for doubtful accounts	--	23	--	23
Impairments related to international properties	827	--	842	--
Amortization of goodwill	21	11	57	11
Total	$2,202	$1,327	$5,823	$2,400

Costs and expenses during the third quarter of 2001 increased 66% compared to the third quarter of 2000. The increase in 2001 is primarily due to:

1)	Marketing purchases and transportation decreased 11% primarily due to a decrease in natural gas purchase prices.
2)	Operating expenses, depreciation, depletion and amortization (DD&A) expense and other taxes increased 30% primarily due to the increase in sales volumes.
3)	Administrative and general expenses increased 56% primarily due to the Company's expanded workforce resulting from the RME merger and higher costs associated with the Company's growing workforce.
4)	Impairments related to international properties in Canada and South America were $827 million in 2001.
5)	Amortization of goodwill increased $10 million related to the RME merger and the Berkley acquisition.

For the nine month period ended September 30, 2001 costs and expenses increased 143% compared to the same period of 2000. The increase in 2001 is primarily due to:

1)	Marketing purchases and transportation increased 97% primarily due to an increase in natural gas purchase volumes and prices.
2)	Operating expenses, DD&A expense and other taxes increased 139% primarily due to the increase in sales volumes.
3)	Administrative and general expenses increased 75% primarily due to the Company's expanded workforce resulting from the RME merger and higher costs associated with the Company's growing workforce.
4)	Impairments related to international properties in Canada, South America, the North Atlantic and Ghana were $842 million in 2001.
5)	Amortization of goodwill increased $46 million due to the RME merger and the Berkley acquisition.

Merger Expenses

For the three months ended September 30, 2001, merger costs related to the RME merger decreased 86% to $9 million compared to $64 million for the same period of 2000. For the first nine months of 2001, merger costs associated with the RME merger decreased 48% to $33 million compared to $64 million for the same period of 2000. These costs relate primarily to transition, integration, hiring and relocation costs, deferred compensation, vesting of restricted stock and stock options and retention bonuses. For the nine months ended September 30, 2001, merger costs of $3 million were expensed related to the Berkley acquisition.

Interest Expense
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2001	2000	2001	2000
Gross interest expense	$73	$69	$222	$120
Capitalized interest	(55)	(41)	(157)	(51)
Net interest expense	$18	$28	$65	$69

For the third quarter of 2001, Anadarko's interest expense decreased 36% to $18 million compared to $28 million for the third quarter of 2000 primarily due to an increase in capitalized interest. For the first nine months of 2001, interest expense was $65 million, a decrease of 6% compared to $69 million for the same period of 2000. The decrease in interest expense in 2001 is primarily due to an increase in capitalized interest, partially offset by higher average levels of debt in 2001 compared to 2000 as a result of the merger and acquisitions.

Other (Income) Expense
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2001	2000	2001	2000
Firm transportation keep-whole contract valuation	$(10)	$(39)	$(108)	$(39)
Foreign currency exchange	9	11	26	11
Corporate hedge	1	--	(26)	--
Other	9	(1)	17	(1)
Total	$9	$(29)	$(91)	$(29)

Other expense for the third quarter 2001 increased $38 million compared to the same period of 2000 due primarily to a decrease of $29 million related to the effect of lower value for firm transportation subject to a keep-whole agreement. For the nine months ended September 30, 2001, other income increased $62 million compared to the same period of 2000 due primarily to a $69 million increase related to the effect of significantly higher value for firm transportation subject to a keep-whole agreement and $26 million of income related to corporate hedges, partially offset by a $15 million increase in foreign currency exchange losses.

Income Taxes
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2001	2000	2001	2000
Income taxes	$(227)	$180	$359	$278

For the third quarter of 2001, income taxes decreased $407 million to $(227) million compared to $180 million for the third quarter of 2000. The decrease was due primarily to a $344 million tax benefit related to the impairments of international properties and the slight decrease in earnings excluding the impairments. For the first nine months of 2001, income taxes were $359 million, an increase of 29% compared to $278 million for the same period of 2000. The increase is due to the significant increase in earnings, partially offset by a $350 million tax benefit for impairments of international properties and a decrease in income taxes of $31 million during 2001 related to a deferred tax adjustment resulting from the 2% decrease in Canada's tax rate.

Capital Expenditures, Liquidity and Dividends

During the first nine months of 2001, Anadarko's capital spending (including capitalized interest and overhead) was $2,253 million compared to $977 million for the same period of 2000. This increase is primarily due to a $628 million increase in development spending and a $440 million increase in exploration spending. The increase in exploration and development activity is due primarily to the higher level of activity in the U.S. and Canada.

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

In April 2001, Anadarko repurchased $85 million of preferred stock as part of the exchange of securities discussed above. In July 2001, Anadarko repurchased $4 million of preferred stock.

In July 2001, the Board of Directors authorized the Company to purchase as much as $1 billion in shares of Anadarko common stock. The share purchases may be made from time to time, depending on market conditions. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During the third quarter of 2001, the Company repurchased 2.2 million shares of common stock for $116 million.

To enhance the share repurchase program, Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. Through September 2001, Anadarko has written a series of put options for the purchase of a total of 5 million shares of Anadarko common stock with a notional amount of about $240 million. Put options for 1 million shares were exercised and 1 million shares expired unexercised in the third quarter 2001. Put options for an additional 1 million shares expired unexercised in October 2001. The remaining put options for 2 million shares will expire between January 2002 and March 2002. The outstanding put options permit a net-share settlement at the Company's option and do not result in a put option liability on the consolidated balance sheet. For the nine months ended September 30, 2001, premiums of $15 million were received related to these put options and recorded as an increase to paid-in capital.

In October 2001, the Company entered into a Revolving Credit Agreement and a 364-Day Revolving Credit Agreement. Each agreement provides for $225 million principal amount and expires in 2004 and 2002, respectively. In October 2001, Anadarko Canada Corporation, a wholly owned subsidiary of Anadarko, entered into a 364-Day Canadian Credit Agreement. The agreement provides for US$300 million principal amount and expires in 2002. The agreement is fully and unconditionally guaranteed by Anadarko.

In October 2001, the Board of Directors of Anadarko increased the quarterly dividend on the Company's common stock. An increase from 5 cents to 7.5 cents per share was declared and is payable in the fourth quarter of 2001.

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

Exploration and Development Activities

During the third quarter of 2001, Anadarko participated in a total of 255 wells, including 146 gas wells, 96 oil wells and 13 dry holes. This compares to a total of 276 wells, including 163 gas wells, 91 oil wells and 22 dry holes during the third quarter of 2000.

For the first nine months of 2001, Anadarko participated in a total of 826 wells, including 544 gas wells, 246 oil wells and 36 dry holes. This compares to a total of 492 wells, including 292 gas wells, 170 oil wells and 30 dry holes during the first nine months of 2000.

In response to relatively weak natural gas prices and rising costs since mid-year, Anadarko has slowed the pace of U.S. natural gas development drilling and shifted capital toward high-potential exploratory and oil-prone drilling prospects, as well as to the repurchase of Anadarko common stock. As a result, the Company-operated rig count in North America declined from 94 rigs in July to 74 rigs in October 2001. The reduced drilling activity is expected to result in flat overall oil and gas production volumes in the fourth quarter compared with third quarter 2001 volumes.

Onshore - Lower 48 States

Although reduced, drilling activity continued within Anadarko's key basins, including the Bossier play in east Texas and northwest Louisiana, the Georgetown, Buda and Austin Chalk plays in central Texas and in multiple conventional and unconventional plays in the Rocky Mountain region.

Bossier Play     Average gas production from Anadarko's Bossier play in both Texas and Louisiana during the third quarter of 2001 was 346 MMcf/d of gas (258 MMcf/d of gas net), essentially flat from the second quarter as drilling activity slowed. Drilling in the Bossier declined from 33 active rigs in the second quarter to 21 rigs entering the fourth quarter.

East Texas     Anadarko spud its 400th Bossier well in the East Texas portion of the play in August. A total of 35 wells were completed in the third quarter, giving the Company a total of 404 producing wells. The Company has 13 operated rigs in the area.

While development drilling slowed, exploration efforts continued to extend the boundaries of the Bossier play. In the third quarter of 2001, seven exploration wells were drilled, five of which were discoveries. During the fourth quarter, four more exploration wells are expected to be drilled.

Louisiana     Anadarko has pushed the Bossier play into northwest Louisiana with development of the Vernon field in Jackson Parish, Louisiana, and is now actively exploring, with two wildcat wells spudded in the third quarter. Anadarko completed four wells and acquired two more during the third quarter, bringing the total well count to 38. Initial production in the southwestern part of Vernon indicates there is opportunity to extend the field limits.

During the third quarter, dehydration capacity in the Vernon field was doubled to 100 MMcf/d of gas. The field is currently producing 59 MMcf/d of gas (43 MMcf/d of gas net).

Central Texas     Anadarko continued to exploit the multiple pay zones present in Central Texas utilizing horizontal drilling technology. Anadarko has eight rigs operating throughout its Central Texas play; one in the Georgetown, six in the Buda/Austin Chalk and one in the Glen Rose formations. Anadarko's net volumes in Central Texas averaged 210 MMcf/d of gas and 13 MBbls/d of oil for the third quarter of 2001, down slightly from the second quarter because of normal production declines inherent with fractured carbonate reservoirs.

Georgetown Play     Anadarko completed four wells in the deep Giddings over-pressured area, including the Holle #2 well (100% working interest (WI)), which tested 30.2 MMcf/d of gas. Peak production from this area recently reached 95 MMcf/d of gas (66 MMcf/d of gas net) from nine wells.

Buda and Austin Chalk Play     The Company continued its successful redevelopment program of the Buda and Austin Chalk formations in the Giddings field located in Lee, Fayette, Washington, Brazos and Burleson Counties of Texas. During the third quarter, four wells were successfully re-entered and deepened to the Buda formation, testing at an average 518 barrels per day (Bbls/d) of oil and 1.1 MMcf/d of gas.

Within the Austin Chalk formation, Anadarko has had very encouraging results. For example, the Coffield-Osage #2 well (82% WI) tested 1,100 Bbls/d of oil and 1.2 MMcf/d of gas and the Dodie #1 RE well (99% WI) flowed 89 Bbls/d of oil and 1.5 MMcf/d of gas. The cost to re-enter a well is about half the cost of drilling a well. The future potential for testing additional zones with horizontal laterals could extend throughout Anadarko's Austin Chalk holdings of over 750,000 net acres and 1,200 existing operated wellbores.

Gulf Coast
South Louisiana     Development of the Kent Bayou field in Terrebonne Parish, Louisiana, continued during the third quarter of 2001, as the production facility was upgraded to handle a maximum capacity of 110 MMcf/d of gas and 24 MBbls/d of condensate. The field is currently producing 63 MMcf/d of gas and 13 MBbls/d of condensate. In addition, a salt-water disposal well was drilled to improve water-handling capabilities and to reduce disposal costs.

The Beignet prospect (67% WI), about six miles south of Kent Bayou, was spud in October. The proposed depth is 20,500 feet, targeting the Rob L sands in an upthrown fault closure syncline separated from Kent Bayou. The well is expected to reach total depth early next year.

Brookeland Field     The Company's development program in the Brookeland field of Jasper and Newton Counties, Texas resulted in two significant Austin Chalk completions in the third quarter, which produced at a combined 17 MMcf/d of gas and 1,150 Bbls/d of condensate.

Carthage     During the third quarter, a total of 10 Cotton Valley wells were completed in the Carthage area as Anadarko continued a multi-rig infill program. The application of a new fracture stimulation technique has resulted in significantly better performance and economics from these tight-sand wells, with initial production rates averaging nearly 5 MMcf/d of gas from three recent completions.

Permian Basin     In the Ozona field of Crockett County, Texas, development within the Canyon and Strawn sands continued. The Company drilled 30 development wells during the third quarter of 2001, bringing the year-to-date total to 80 wells. Additionally, a Strawn and Ellenburger exploration program commenced with the shooting of 131 miles of 2D swath seismic south of the Ozona field.

In New Mexico, the first of five Paddock development wells was spudded in late September. Successful completion could lead to additional well locations in the Loco Hills field.

Rocky Mountains     Anadarko, during the third quarter of 2001, advanced plans to double its exploration and development activity in the Rocky Mountains area. Net production in the third quarter averaged 286 MMcf/d of gas, 12 MBbls/d of oil and 18 MBbls/d of NGLs. Volumes were down 6% from the second quarter of 2001 due to pipeline constraints for facilities upgrades, third-party gathering problems and maintenance turnaround at a gas processing plant.

Coalbed Methane     Anadarko has a strong coalbed methane (CBM) acreage position in key areas of Utah and Wyoming and overlying the Austin Chalk trend in Texas, with three Company-operated projects in various stages of development. This includes the first commercial production established from the Big George coal at the County Line project. Anadarko has been actively acquiring exploration core data to evaluate new CBM exploratory areas in Wyoming, as well as evaluating activity in six CBM non-operated pilot projects on the Land Grant.

The County Line CBM project (50% WI), located in the Powder River Basin of Wyoming, came online in August with gas sales from 21 wells. Another 64 wells have been drilled and should begin producing in the fourth quarter of 2001. The field is currently producing 3.4 MMcf/d of gas. Additional completion and facilities work is in progress. Gas production from this first phase of development is expected to reach about 35 MMcf/d of gas. A second phase of development is scheduled to begin in late 2002, following an environmental impact study, and should result in the drilling of 200 or more wells.

Exploration     Anadarko began a significant new exploration push in the Rocky Mountains during the third quarter. Two regional 2D seismic programs were approved and acquisition is currently underway. One program, located in the Hanna and Laramie basins of southeast Wyoming, covers about 300 linear miles. The other is a 250-mile program located in the Overthrust Belt of southwestern Wyoming. These proprietary regional programs feature acquisition technology that has been used sparingly in the Rocky Mountains and should improve data quality over existing seismic data. The Company plans to use its expertise in seismic pre-stack depth migration to more accurately image complex structural targets. Two non-exclusive 3D seismic programs are also being acquired. The 125 square mile Haystacks program is designed to identify potential basin center gas plays and should begin shooting in the fourth quarter of 2001. The 290 square mile Patrick Draw 3D program, which will support stratigraphically trapped sandstone plays, began acquisition in early September.

Wamsutter Area     Anadarko participated in 30 Wamsutter area wells in the third quarter, which brings the year-to-date total for that program to 87 wells, with a 98% success rate. Anadarko has an average of 25% WI in these wells. Drilling also continued in the Red Desert area, a western extension of the Wamsutter area. The third quarter was highlighted by the successful drilling of two Red Desert wells that further extended the productive limits of the field. A total of 11 wells have been drilled in the Red Desert area to date, with another 15 wells authorized and awaiting federal drilling permits. A total of five Red Desert wells were completed during the third quarter.

Mid-Continent
Hugoton Embayment     Using 1,300 square miles of 3D seismic data in the Hugoton Embayment, the Company has been able to identify high-graded prospects in deeper zones. Six discoveries were drilled during the third quarter of 2001 in Stevens and Morton Counties of southwestern Kansas, each having potential development offsets.

Central Oklahoma     During the third quarter, drilling activity was reduced from six rigs to two in this area as the Company re-evaluated play economics in light of falling gas prices and rising well costs. The abundant inventory of development drilling locations will be revisited when market factors improve.

Anadarko drilled and completed six wells in the Golden Trend. The play, located in Grady, Garvin and McClain Counties of Oklahoma, targets several different formations including deeper Sycamore, Woodford, Hunton, Viola and Bromide.

Offshore - Gulf of Mexico

During the third quarter of 2001, net production from Anadarko's Gulf of Mexico properties averaged 347 MMcf/d of gas and 24 MBbls/d of oil compared to 373 MMcf/d of gas and 29 MBbls/d of oil during the second quarter of 2001. The lower volumes were due to scheduled maintenance downtime, normal production declines and some minor disruptions resulting from storms in the Gulf of Mexico. Currently, 11 rigs are drilling in the Gulf of Mexico; six shallow-water, three sub-salt and two deepwater wells.

Sub-salt     The Sazerac well (100% WI), a prospect located on Green Canyon 99, was spud at the end of July. The proposed well depth is 23,000 feet, which should be reached during the fourth quarter.

The Eiger Sanction well (100% WI), located on Mississippi Canyon Block 667, is in 2,950 feet of water, at the north end of an earlier deepwater Gomez discovery. The well, with a targeted well depth of 29,000 feet, has been difficult and expensive to drill. It is anticipated to reach total depth in the fourth quarter.

Anadarko is drilling the first offset well to its most recent sub-salt discovery, the Tarantula prospect, located on South Timbalier 308. The #2 well (100% WI) spud in the fourth quarter of 2001. Results will be used to evaluate a commercial development plan for the field. In addition, the well will test deeper potential on the proven trap.

Continental Shelf     Shallow-water projects in the Gulf of Mexico continue as the Company exploits the potential around several of its larger and more mature fields. Ongoing re-mapping and re-processing have generated numerous prospects, adding to the Company's large inventory of projects identified from extensive field studies. During the third quarter of 2001, four discoveries were made. Workovers and recompletions also were performed on several wells at the South Marsh Island 281, Eugene Island 87 and South Marsh Island 268 fields.

Deepwater     The Blues Image prospect (50% WI), located on Mississippi Canyon 587, was spud at the end of September. The well, located in 2,250 feet of water, will be drilled to a depth of 24,000 feet and is expected to reach total depth early next year.

The White Ash prospect (100% WI) is located on Mississippi Canyon 392, bordering the Sale 181 leasing area in nearly 7,300 feet of water. The well, spud in late September, is being drilled to a proposed depth of 18,000 feet and should reach total depth in the fourth quarter.

Joint Venture     Anadarko has entered into a joint venture with BP to explore 95 deepwater blocks held by BP in the Garden Banks and Keathley Canyon areas of the western Gulf of Mexico. The 95 blocks, held 100% by BP, are within a larger 640-block area of mutual interest where the two companies will license and reprocess 3D seismic data. These blocks are in water depths ranging from 3,000 to 6,000 feet. The agreement gives Anadarko the option to earn a 33% to 66% working interest in the blocks. Anadarko will fund 100% of the licensing and re-processing costs and pay a disproportionately larger share of the first four wells drilled. Also as part of the agreement, BP will assign Anadarko its rights in eight blocks in the Green Canyon area near the Company's Marco Polo discovery. The Company is currently working on the development plan and options to commercialize the Marco Polo discovery (100% WI).

OCS Lease Sale     Anadarko, during the third quarter, was apparent high bidder on 26 tracts in the Western Gulf of Mexico Lease Sale 180. The Company's high bids represent a total investment of about $5.5 million. The tracts cover more than 133,000 acres in deep water, mainly around the Port Isabel and Alaminos Canyon areas. All of the bids were for a 100% working interest. Anadarko holds a total of 300 leases in the Gulf of Mexico. Including the BP joint venture, Anadarko now has access to 164 deepwater blocks.

Alaska

Alpine Field     The Alpine field produced an average of 94 MBbls/d of oil in the third quarter. Alpine continued to set field production records, producing more than 103 MBbls/d of oil during a single day in the third quarter and averaging over 97 MBbls/d of oil in July. With Alpine's higher-than-expected production and new production anticipated from the satellite fields, Alpine's facility is expected to be further expanded to 135 MBbls/d of capacity. The expansion should be completed mid to late 2003.

The drilling rig was moved to pad 2 and began development of the western part of the field in the third quarter. One of the first wells to be drilled was Alpine West (22% WI), a step-out well to identify the western boundary of the field.

Satellite Fields     In July 2001, Anadarko and its partner announced the Nanuq discovery, a satellite oil field about four miles south of the Alpine field. The Nanuq accumulation is the second satellite field to be discovered near Alpine. Both of the Alpine satellites will be developed and produced through the expanded Alpine facility beginning in the 2005-2006 time frame. Construction is expected to begin in 2002. Each project will consist of separate drilling pads and infrastructure. Anadarko has a 22% WI in the Alpine satellites.

Exploration     Plans are being finalized for this coming winter drilling season. Anadarko expects to drill its first operated wildcat on the North Slope. The exploration well will be the Altamura #1 (100% WI), located in the National Petroleum Reserve - Alaska just south of the Moose's Tooth discovery. The Company plans to participate this winter in the acquisition of 1,900 square miles of 3D and 600 square miles of 2D seismic and continue the Company-operated Foothills exploration program.

The Company also expects to participate in up to 11 additional exploration wells with partners, including delineation of last year's announced discoveries at Moose's Tooth.

Canada

Canada benefited from the modest shift in the Company's capital program during the third quarter. Drilling activity increased to 22 operated rigs, resulting in 110 wells being spud. Activity was focused primarily in Alberta, British Columbia and Saskatchewan.

Anadarko has completed a deal to explore on several exploration licenses in the Fort Liard sub basin in British Columbia. Under the deal, Anadarko will acquire 3D and 2D seismic this winter season and drill a Devonian Nahanni formation test well the following year with the potential to earn interest, via rolling options, in up to 71,000 acres.

The Company will evaluate seismic over 24 sections (15,300 acres) in northeast British Columbia and then drill a Mississippi Debolt test well to earn an interest in eight sections and a similar option on the remaining acreage. This acreage is near the Company's recent Altares discovery (100% WI), which came online in early October at a rate of 5.3 MMcf/d of gas.

During the third quarter, Anadarko successfully drilled and completed numerous wells within its target Canadian basins, including its Jean Marie horizontal program in northeast British Columbia, the Dawson and Wild Hay areas in northern Alberta, various formations in a multi-play area of central Alberta, and shallow-oil exploitation plays in Saskatchewan.

Algeria

Development     Another milestone in the development plan was reached when production from the second processing unit for the HBNS field began in late August. The Hassi Berkine central processing facility (CPF) achieved a monthly average production rate of 108 MBbls/d of oil in September and a peak one-day production rate of 136 MBbls/d of oil on October 1.

Construction continued on two other 75 MBbls/d processing units at the Hassi Berkine CPF, located in the northern end of Block 404. These units will process oil produced from the HBN and five smaller satellite fields to the south and east. Both units are on schedule for completion and first oil production in 2002. Additionally, a CPF with three processing units is under construction at the ORD field. Full production of 230 MBbls/d of oil is expected in 2003.

During the third quarter, Anadarko and partners continued its six-rig development drilling program in Algeria, completing three wells in the HBN field, three wells in the HBNS field, one well in the HBNSE field and four wells in the ORD field.

Exploration     The Company is moving ahead with its new exploration program in Algeria under the successor exploration license for Blocks 404, 211 and 208. Work has commenced on reprocessing the existing 2D seismic database and planning is underway for 1,100 kilometers of new 2D seismic. Exploration drilling is expected to begin during 2002.

Anadarko signed a new exploration contract for Block 406b in Algeria's recent licensing round. The license has a three-year initial term. A work program commitment includes seismic acquisition and an exploration well, initially planned for 2003. Anadarko has a 100% interest in this 687,000 acre block. The Company now controls a total of 3.6 million acres in this region of the Sahara.

Other International

Gulfstream Acquisition     In August 2001, the Company completed the acquisition of Gulfstream Resources Canada Limited (Gulfstream). The Gulfstream shares were purchased for C$2.65 per share, for a total value of US$118 million plus the assumption of US$10 million of debt. Gulfstream's assets, concentrated in Qatar and Oman, have production growth opportunities and exploration upside.

Qatar     Production from the Al Rayyan field, located on offshore Block 12, averaged about 12 MBbls/d of oil in September. A redevelopment program, which includes increasing existing facility capacity and drilling horizontal wells, is underway and is expected to more than double the production rate by late 2002. Anadarko has a 65% interest in the field.

Two exploratory wells drilled on Block 11 since mid-year found the objective wet and have been plugged and abandoned. Evaluation is underway to determine the potential for any further exploratory work on Block 11, in which Anadarko has a 49% interest.

On Block 13, Anadarko is reviewing existing seismic data and developing an exploration plan. Anadarko has a 65% interest in the block.

Oman     Anadarko, the operator, drilled a horizontal step-out well in the Hafar field in Block 30 during the third quarter. Testing is currently being conducted. One existing well on the block will be re-entered and flow tested during the fourth quarter of 2001. The development plan will be finalized based on the results of the well tests. Anadarko has a 100% interest in the field. Gas production will be sold to the Oman government under a long-term sale agreement priced initially at $1.20 per Mcf.

Guatemala     In July 2001, Anadarko sold its interest in Guatemala for $120 million. The Company expects to realize about $206 million in cash, including tax benefits, from the sale. Production at the time of the sale averaged about 20 MBbls/d of oil and proved reserves at year-end 2000 were about 40 MMBOE. The sale is part of the Company's ongoing strategy to divest low-margin, low-growth projects in its portfolio.

New Accounting Principles

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 as of July 2001 had no impact on the Company's financial statements.

SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 2001 will continue to be amortized prior to the adoption of SFAS No. 142. Implementation of SFAS No. 142 is required as of January 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, the impact of adoption on the Company's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. As of January 2002, the Company expects to have unamortized goodwill in the amount of $1.4 billion, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $57 million and $31 million for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 143.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued addressing financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Implementation will be effective for the Company in January 2002. The Company is evaluating the impact of SFAS No. 144.

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

Accounting for unrealized gains/losses is dependent on whether the derivative financial instruments have been designated and qualify as part of a hedging relationship. Derivative financial instruments may be designated as a hedge of exposure to changes in fair values, cash flows, or foreign currencies, if certain conditions are met. If the hedged exposure is a fair value exposure, the gains/losses on the derivative financial instrument, as well as the offsetting losses/gains on the hedged item, are recognized currently in earnings. Consequently, if gains/losses on the derivative financial instrument and the related hedge item do not completely offset, the difference (i.e., ineffective portion of the hedge) is recognized currently in earnings. If the hedged exposure is a cash flow exposure, the effective portion of the gains/losses on the derivative financial instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gains/losses from the derivative financial instrument, if any, as well as any amounts excluded from the assessment of the cash flow hedges' effectiveness are recognized currently in other (income) expense. Effective July 2001, the Company implemented Derivatives Implementation Group (DIG) Issue G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge", which provides guidance for assessing the effectiveness on total changes in an option's cash flows rather than only on changes in the option's intrinsic value. Implementation of this DIG issue will reduce earnings volatility since it allows the Company to account for changes in the time value of its purchased options and costless collars as effective when hedging forecasted cash flows. Time value changes were previously being recognized in current earnings since the Company excluded time value changes from its assessment of hedge effectiveness. Unrealized gains/losses on derivative financial instruments that do not meet the conditions to qualify for hedge accounting are recognized currently in earnings.

The majority of the derivatives into which the Company enters have terms of less than 12 months. As of September 30, 2001, the Company had a net unrealized gain of $29 million before taxes (gains of $37 million and losses of $8 million), or $19 million after taxes, on derivative commodity instruments entered into to hedge equity production recorded in accumulated other comprehensive income. Other income for the three and nine months ended September 30, 2001, includes $1 million net losses and $26 million net gains, respectively, related to derivative instruments designated as cash flow hedges. These gains are primarily due to the change in the time value of the option contracts that were excluded from the assessment of hedge effectiveness. Operating income for the three months ended September 30, 2001, includes $1 million of net gains related to the ineffective portion of a swap agreement designated as a fair value hedge. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in commodity prices, the potential additional loss on these derivative commodity instruments would be approximately $16 million.

As of September 30, 2001, the Company had the following volumes under derivative contracts related to non-trading activity:

		Volumes	Average	Fair Value
Production		(million	Price	Asset/(Liability)
Period	Instrument Type	MMBtu)	(per MMBtu)	millions
Natural Gas
2001	Calls sold	27.8	$7.43	$(0.1)
2001	Calls purchased	5.8	3.22	(3.8)
2001	Puts purchased	22.6	3.91	37.0
2001	Puts sold	6.7	2.13	(0.3)
2002	Calls sold	19.2	4.23	(1.8)
2002	Calls purchased	4.9	3.50	0.6
2002	Puts purchased	9.1	3.00	3.8
2002	Puts sold	6.8	2.20	(1.0)
2003	Calls sold	16.5	4.12	(3.7)
2003	Calls purchased	10.2	3.34	2.1
2003	Puts purchased	9.1	3.00	3.3
2003	Puts sold	6.8	2.20	(1.0)
2004	Calls sold	9.9	4.73	(2.1)
2004	Calls purchased	0.7	2.95	0.2
2004	Puts purchased	9.2	3.00	3.2
2004	Puts sold	6.9	2.20	(1.0)
2005	Calls sold	9.1	4.87	(2.0)
2005	Puts purchased	9.1	3.00	3.0
2005	Puts sold	6.8	2.20	(1.0)

	Total			$35.4

			Average	Fair Value
Production		Volumes	Price	Asset/(Liability)
Period	Instrument Type	(MMBbls)	(per barrel)	millions
Crude Oil
2001	Swaps	0.3	$23.36	$(0.2)
2002	Swaps	0.4	25.56	0.8
2001	Calls sold	3.3	25.16	(5.1)
2001	Puts purchased	3.3	20.44	2.5
2001	Puts sold	2.1	18.03	(0.5)
2002	Calls sold	3.3	30.51	(2.8)
2002	Puts purchased	3.3	23.33	8.8
2002	Puts sold	3.3	19.11	(3.1)

	Total			$0.4

MMBtu - million British thermal units
MMBbls - million barrels

Derivative financial instruments utilized in the Company's energy trading activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment, are accounted for under the mark-to-market accounting method pursuant to Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". Under this method, the derivatives are revalued in each accounting period and premium receipts/payments and unrealized gains/losses are immediately recorded in the statement of income and carried as current assets or liabilities on the balance sheet. The derivative contracts entered into for trading purposes are typically for terms of less than 12 months. As of September 30, 2001 the Company had a net unrealized loss of $78 million (gains of $99 million and losses of $177 million) on derivative commodity instruments entered into for trading purposes. Losses on derivative commodity instruments are offset by a net unrealized gain of $91 million (gains of $112 million and losses of $21 million) on physical contracts entered into for trading purposes. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential loss on the derivative instruments would be decreased by approximately $13 million.

As of September 30, 2001, the Company had the following volumes under derivative contracts related to trading activity:

		Volumes	Average	Fair Value
Production		(million	Price	Asset/(Liability)
Period	Instrument Type	MMBtu)	(per MMBtu)	millions
Natural Gas
2001	Futures sold	20.7	$2.92	$15.4
2001	Futures purchased	21.2	3.22	(21.6)
2002	Futures sold	7.9	4.34	12.1
2002	Futures purchased	10.1	4.42	(16.1)
2003	Futures sold	1.1	3.53	0.1
2001	Swaps	19.9	3.01	(23.4)
2002	Swaps	60.1	3.50	(34.6)
2003	Swaps	11.2	3.12	0.1
2001	Calls sold	17.1	3.85	1.9
2001	Calls purchased	16.0	3.99	(1.2)
2001	Puts purchased	1.0	2.75	0.2
2001	Puts sold	4.2	3.46	(5.3)
2002	Calls sold	0.3	2.81	--
2002	Calls purchased	9.8	4.36	0.6
2002	Puts sold	6.9	3.59	(6.2)

	Total			$(78.0)

			Average	Fair Value
Production		Volumes	Price	Asset/(Liability)
Period	Instrument Type	(MMBbls)	(per barrel)	millions
Crude Oil
2001	Futures sold	0.9	$24.61	$0.2
2001	Futures purchased	0.9	24.91	(0.5)
2002	Futures sold	0.3	22.28	(0.3)
2001	Swaps	0.2	22.99	0.3
2001	Calls sold	0.8	29.63	0.3
2002	Calls sold	0.3	32.00	(0.1)

	Total			$(0.1)

RME was a party to several long-term firm gas transportation agreements that supported the gas marketing program within the gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Field Services, Inc. (Duke). Most of the GPM business segment's firm long-term transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, RME and Duke agreed RME will pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay RME if the transportation market values exceed the contract transportation rates (keep-whole agreement). Net payments from Duke in the three and nine months ended September 30, 2001 were $25 million and $166 million, respectively. Transportation contracts transferred to Duke in the GPM disposition, and the contract not transferred, all of which are included in the keep-whole agreement with Duke, relate to various pipelines. This keep-whole agreement is accounted for on a mark-to-market basis. This keep-whole agreement will be in effect until the earlier of each contract's expiration date or March 2009. The Company recognized other income for the three and nine months ended September 30, 2001 of $1 million and $47 million, respectively. As of September 30, 2001, other current liabilities included $9 million and other long-term liabilities included $82 million related to this agreement.

From time to time, the Company uses derivative financial instruments to reduce its exposure to potential decreases in future transportation market values. While the derivatives are intended to reduce the Company's exposure to declines in transportation market values, they also limit the potential to benefit from market value increases. For the three and nine months ended September 30, 2001, the Company recognized other income of $9 million and $61 million, respectively, on derivative financial instruments related to transportation rates. At September 30, 2001, other current assets included $29 million of unrealized gains related to this agreement. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss would be approximately $1 million.

Stock Repurchase Program     In July 2001, the Board of Directors authorized the Company to purchase as much as $1 billion in shares of Anadarko common stock. The share purchases may be made from time to time, depending on market conditions. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During the third quarter of 2001, the Company repurchased 2.2 million shares of common stock for $116 million.

To enhance the share repurchase program, Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. Through September 2001, Anadarko has written a series of put options for the purchase of a total of 5 million shares of Anadarko common stock with a notional amount of about $240 million. Put options for 1 million shares were exercised and 1 million shares expired unexercised in the third quarter 2001. Put options for an additional 1 million shares expired unexercised in October 2001. The remaining put options for 2 million shares will expire between January 2002 and March 2002. The outstanding put options permit a net-share settlement at the Company's option and do not result in a put option liability on the consolidated balance sheet. For the nine months ended September 30, 2001, premiums of $15 million were received related to these put options and recorded as an increase to paid-in capital.

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

At September 30, 2001, Anadarko Canada Corporation had $191 million outstanding of fixed-rate notes and debentures denominated in U.S. dollars. For the three and nine months ended September 30, 2001, the Company recognized a $9 million and $25 million non-cash loss before taxes, respectively, associated with the remeasurement of Anadarko Canada's U.S. denominated debt outstanding during the period. The potential foreign currency remeasurement impact on earnings from a 10% change in the September 30, 2001 Canadian exchange rate would be about $19 million based on the outstanding debt at September 30, 2001.

The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. The following table summarizes the Company's open foreign currency positions at September 30, 2001:
Maturity Year
U.S. $ in millions, except foreign currency rates	2004
Notional amount	$70
Forward rate	1.36
Market rate	1.56
Decrease in rate	(0.20)
Fair value - loss	$(14)

At September 30, 2001, the Company's South American subsidiaries had foreign deferred tax liabilities denominated in the local currency equivalent totaling $97 million. The potential foreign currency remeasurement impact on net earnings from a 10% change in the year-end South American exchange rates would be approximately $10 million.

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

A report on Form 8-K dated July 24, 2001 was filed in which the earliest event reported was July 23, 2001.
This event was reported under Item 5 "Other Events" and Item 7(c) "Exhibits".

A report on Form 8-K dated August 28, 2001 was filed in which the earliest event reported was August 28, 2001.
This event was reported under Item 5 "Other Events" and Item 7(c) "Exhibits".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.
ANADARKO PETROLEUM CORPORATION
(Registrant)

November 13, 2001	By:	/s/ MICHAEL E. ROSE
Michael E. Rose - Executive Vice President,
Finance and Chief Financial Officer