Form 10-Q/A
period 2001-09-30
ANADARKO PETROLEUM CORP
filed 2002-02-05
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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

Pursuant to Rule 13a of the Rules and Regulations under the Securities Exchange Act of 1934, following is an amended quarterly report on Form 10-Q/A of Anadarko Petroleum Corporation for the quarter ended September 30, 2001. The amended quarterly report corrects financial results for the third quarter 2001 because of an error in calculating an impairment of the book value of U.S. oil and gas properties. The error arose out of using incorrect figures for both the tax basis and deferred taxes on U.S. properties acquired in the merger with Union Pacific Resources for purposes of determining the impairment. It was found when preparing year-end reports as the Company reconciled a quarterly ceiling test against its tax returns.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions except per share amounts	2001*	2000	2001*	2000
Revenues
Gas sales	$509	$527	$2,448	$792
Oil and condensate sales	381	359	1,117	570
Natural gas liquids sales	65	85	209	165
Marketing sales	770	821	3,178	1,592
Minerals and other	18	28	38	30
Total	1,743	1,820	6,990	3,149

Costs and Expenses
Marketing purchases and transportation	745	833	3,109	1,580
Operating expenses	183	147	533	270
Administrative and general	67	43	180	103
Depreciation, depletion and amortization	305	217	899	336
Other taxes	54	53	203	77
Provision for doubtful accounts	--	23	--	23
Impairments related to oil and gas properties	2,528	--	2,543	--
Amortization of goodwill	21	11	57	11
Total	3,903	1,327	7,524	2,400

Operating Income (Loss)	(2,160)	493	(534)	749

Other (Income) Expense
Merger expenses	9	64	36	64
Interest expense	18	28	65	69
Other (income) expense	9	(29)	(91)	(29)
Total	36	63	10	104

Income (Loss) Before Income Taxes	(2,196)	430	(544)	645

Income Taxes
Income taxes	(845)	180	(228)	278
Effect of change in Canadian income tax rate	--	--	(31)	--
Total	(845)	180	(259)	278

Net Income (Loss) Before Cumulative Effect of Change
in Accounting Principle	$(1,351)	$250	$(285)	$367

Preferred Stock Dividends	2	3	6	8

Net Income (Loss) Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$(1,353)	$247	$(291)	$359

Cumulative Effect of Change in Accounting Principle	--	--	5	17

Net Income (Loss) Available to Common Stockholders	$(1,353)	$247	$(296)	$342

Per Common Share
Net income (loss) - before change in accounting principle - basic	$(5.41)	$1.07	$(1.16)	$2.21
Net income (loss) - before change in accounting principle - diluted	$(5.41)	$1.03	$(1.16)	$2.13
Change in accounting principle - basic	$--	$--	$(0.02)	$(0.11)
Change in accounting principle - diluted	$--	$--	$(0.02)	$(0.10)
Net income (loss) - basic	$(5.41)	$1.07	$(1.18)	$2.10
Net income (loss) - diluted	$(5.41)	$1.03	$(1.18)	$2.03
Dividends	$0.05	$0.05	$0.15	$0.15

Average Number of Common Shares Outstanding - Basic	250	230	250	162
Average Number of Common Shares Outstanding - Diluted	250	241	250	170

* As restated - see Note 2

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001*	2000	2001*	2000
millions
Net Income (Loss) Available to Common Stockholders	$(1,353)	$247	$(296)	$342

Other Comprehensive Income (Loss), net of taxes
Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change
(net of taxes of $3 for the nine months ended
September 30, 2001)	--	--	(5)	--
Reclassification of cumulative effect of
accounting change included in net income
(net of taxes of $1 for the nine months ended
September 30, 2001)	--	--	3	--
Unrealized gain during the period
(net of taxes of $8 and $18 for the three and nine
months ended September 30, 2001, respectively)	13	--	31	--
Reclassification adjustment for gains included
in net income (net of taxes of $6 for the three and
nine months ended September 30, 2001)	(10)	--	(10)	--
Total unrealized gain on derivatives	3	--	19	--
Foreign currency translation adjustments
(net of taxes of $33 and $19 for the three and nine
months ended September 30, 2001, respectively)	(42)	--	(23)	--
Minimum pension liability
(net of taxes of $1 for the nine months ended
September 30, 2001)	--	--	(3)	--

Total	(39)	--	(7)	--

Comprehensive Income (Loss)	$(1,392)	$247	$(303)	$342

* As restated - see Note 2

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
millions	2001*	2000
ASSETS
Current Assets
Cash and cash equivalents	$68	$199
Accounts receivable, net of allowance	1,193	1,376
Other current assets	155	319

Total	1,416	1,894

Properties and Equipment
Original cost	19,128	15,843
Less accumulated depreciation, depletion and amortization	6,226	2,832

Net properties and equipment - based on the full cost
method of accounting for oil and gas properties	12,902	13,011

Other Assets	513	368

Goodwill	1,522	1,348
Less accumulated amortization	87	31

Goodwill, net of amortization	1,435	1,317

	$16,266	$16,590

* As restated - see Note 2

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET (continued)
(Unaudited)

	September 30,	December 31,
millions except share amounts	2001*	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$920	$1,256
Accrued expenses	435	420
Current portion, notes and debentures	109	--

Total	1,464	1,676

Long-term Debt	4,608	3,984

Other Long-term Liabilities
Deferred income taxes	3,282	3,633
Other	598	511

Total	3,880	4,144

Stockholders' Equity
Preferred stock, par value $1.00
(2.0 million shares authorized, 0.1 million and 0.2 million shares issued
as of September 30, 2001 and December 31, 2000, respectively)	111	200
Common stock, par value $0.10
(450.0 million shares authorized, 253.9 million and 253.3 million shares
issued as of September 30, 2001 and December 31, 2000, respectively)	25	25
Paid-in capital	5,310	5,303
Retained earnings (as of September 30, 2001, retained earnings
were not restricted as to the payment of dividends)	1,188	1,521
Treasury stock (2.2 million shares as of September 30, 2001)	(116)	--
Deferred compensation and ESOP
(1.0 million and 1.1 million shares as of September 30, 2001 and
December 31, 2000, respectively)	(106)	(121)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of September 30, 2001 and December 31, 2000)	(94)	(145)
Accumulated other comprehensive income (loss)
Unrealized gain on derivatives	19	--
Foreign currency translation adjustments	(20)	3
Minimum pension liability	(3)	--
Total	(4)	3

Total	6,314	6,786

Commitments and Contingencies	--	--

	$16,266	$16,590

* As restated - see Note 2

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
millions	2001*	2000
Cash Flow from Operating Activities
Net income (loss) before cumulative effect of change in accounting principle	$(285)	$367
Adjustments to reconcile net income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	900	337
Impairments related to oil and gas properties	2,543	--
Amortization of goodwill	57	11
Non-cash merger expenses	11	31
Interest expense - zero coupon debentures	9	7
Deferred income taxes	(412)	192
Provision for doubtful accounts	--	23
Other non-cash items	78	(24)
	2,901	944
(Increase) decrease in accounts receivable	386	(156)
Decrease in accounts payable and accrued expenses	(561)	(23)
Other items - net	(74)	81

Net cash provided by operating activities	2,652	846

Cash Flow from Investing Activities
Additions to properties and equipment	(2,253)	(977)
Acquisition costs, net of cash acquired	(940)	(55)
Sales and retirements of properties and equipment	100	40

Net cash used in investing activities	(3,093)	(992)

Cash Flow from Financing Activities
Additions to debt	2,419	345
Retirements of debt	(1,936)	(278)
Increase in accounts payable, banks	32	19
Dividends paid	(43)	(33)
Retirement of preferred stock	(76)	--
Purchase of treasury stock	(116)	--
Issuance of common stock	41	177

Net cash provided by financing activities	321	230

Effect of Exchange Rate Changes on Cash	(11)	--

Net Increase (Decrease) in Cash and Cash Equivalents	(131)	84

Cash and Cash Equivalents at Beginning of Period	199	45

Cash and Cash Equivalents at End of Period	$68	$129

* As restated - see Note 2

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

2.  Restatement of Financial Statements      The accompanying financial statements include a correction of financial results for the third quarter 2001 because of an error in calculating an impairment of the book value of U.S. oil and gas properties. The error arose out of using incorrect figures for both the tax basis and deferred taxes on U.S. properties acquired in the merger with Union Pacific Resources for purposes of determining the impairment. It was found when preparing year-end reports as the Company reconciled a quarterly ceiling test against its tax returns.

The restated financial statements include an additional non-cash, pre-tax write-down of $1.7 billion ($1.1 billion after-taxes, or $4.33 per share, diluted). When combined with Anadarko's previous ceiling test charge for the third quarter 2001 for oil and gas properties in Canada and Argentina, the total third quarter ceiling test charge is $2.5 billion ($1.6 billion after-taxes, or $6.26 per share, diluted). The third-quarter write-downs were caused by low oil and gas prices in U.S. and Canadian markets on September 30, 2001.

The significant effects of the restatement on the accompanying financial statements from amounts previously reported are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001
	Previously	As	Previously	As
millions except per share amounts	Reported	Restated	Reported	Restated
Impairments related to oil and gas properties	$827	$2,528	$842	$2,543
Net income (loss) available to common stockholders	(270)	(1,353)	787	(296)
Per common share
Net income (loss) - basic	$(1.08)	$(5.41)	$3.14	$(1.18)
Net income (loss) - diluted	$(1.08)	$(5.41)	$2.98	$(1.18)

			September 30, 2001
			Previously	As
millions			Reported	Restated
Net properties and equipment			$14,603	$12,902
Total assets			17,967	16,266
Total stockholders' equity			7,397	6,314

3.  Merger and Acquisitions     On July 14, 2000, the Company merged with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME). Each share of common stock of RME issued and outstanding was converted into 0.455 shares of Anadarko common stock. The merger was treated as a tax-free reorganization and accounted for as a purchase business combination under generally accepted accounting principles. Under this method of accounting, the Company's historical operating results for periods prior to the merger are the same as Anadarko's historical operating results. At the date of the merger, the assets and liabilities of Anadarko remain based upon their historical costs and the assets and liabilities of RME were recorded at their estimated fair market values. As of September 30, 2001 a total purchase price of $4.3 billion had been allocated to assets and liabilities.

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

5.  Properties and Equipment     Oil and gas properties include costs of $3.6 billion and $2.9 billion at September 30, 2001 and December 31, 2000, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects.

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

As a result of low natural gas and oil prices at September 30, 2001, Anadarko's capitalized costs of oil and gas properties in the United States, Canada and Argentina exceeded the ceiling limitation and the Company recorded a $2.5 billion ($1.6 billion after taxes) non-cash write-down in the third quarter of 2001. The pre-tax write-down is reflected as additional accumulated DD&A in the accompanying balance sheet.

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

6.  Debt     A summary of debt follows:

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

7.  Financial Instruments     The Company is exposed to price risk from changing commodity prices. Management believes it is prudent to minimize the variability in cash flows on a portion of its production. To meet this objective, the Company enters into various types of commodity derivative financial instruments to manage fluctuations in cash flows resulting from changing commodity prices. These instruments may include futures, swaps and options.

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

8.  Preferred Stock     For the first, second and third quarters of 2001 and 2000, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock. In April 2001, Anadarko repurchased $85 million of preferred stock as part of the exchange of securities under the restructuring plan discussed in Note 6. In July 2001, Anadarko repurchased $4 million of preferred stock.

9.  Common Stock     Under the most restrictive provisions of the Company's credit agreements, retained earnings were not restricted as to the payment of dividends at September 30, 2001 and December 31, 2000.

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

The reconciliation between basic and diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2001 *			September 30, 2000
millions except			Per Share			Per Share
per share amounts	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income (loss) available to common
stockholders before change in
accounting principle	$(1,353)	250	$(5.41)	$247	230	$1.07
Effect of convertible debentures
and ZYP-CODES	--	--		2	8
Effect of dilutive stock options and
performance-based stock awards	--	--		--	3
Diluted EPS
Net income (loss) available to common
stockholders plus assumed conversion	$(1,353)	250	$(5.41)	$249	241	$1.03

	Nine Months Ended			Nine Months Ended
	September 30, 2001 *			September 30, 2000
			Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income (loss) available to common
stockholders before change in
accounting principle	$(291)	250	$(1.16)	$359	162	$2.21
Effect of convertible debentures
and ZYP-CODES	--	--		4	6
Effect of dilutive stock options and
performance-based stock awards	--	--		--	2
Diluted EPS
Net income (loss) available to common
stockholders plus assumed conversion	$(291)	250	$(1.16)	$363	170	$2.13

* As restated - see Note 2

For the three and nine months ended September 30, 2001, options for 0.9 million shares of common stock and 3 million put options were excluded from the diluted EPS calculation because their exercise price was greater than the average market price of common stock for the period. For the three and nine months ended September 30, 2001, there were 16.7 million and 15.6 million, respectively, potential common shares related to outstanding stock options and convertible debentures and ZYP-CODES that were excluded from the computation of diluted EPS since they had an anti-dilutive effect. For the three and nine months ended September 30, 2000, options for 0.7 million shares of common stock were excluded from the diluted EPS calculation because their exercise price was greater than the average market price of common stock for the period.

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

10.  Statement of Cash Flows Supplemental Information     The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:

	Nine Months Ended
	September 30
millions	2001	2000
Interest	$44	$44
Income taxes	$267	$37

11.  Segment Information     The following table illustrates information related to Anadarko's business segments. All Other includes smaller operating units, corporate activities, financing activities and intercompany eliminations.
	Oil and Gas
	Exploration			All
millions	and Production	Marketing	Minerals	Other	Total
Three Months Ended September 30:
2001*
Revenues	$454	$1,272	$10	$7	$1,743
Intersegment revenues	501	2	--	(503)	--
Total revenues	955	1,274	10	(496)	1,743
Impairments related to oil and gas properties	2,528	--	--	--	2,528
Income (loss) before income taxes	$(2,112)	$19	$8	$(111)	$(2,196)

2000
Revenues	$734	$1,057	$26	$3	$1,820
Intersegment revenues	237	41	--	(278)	--
Total revenues	971	1,098	26	(275)	1,820
Income (loss) before income taxes	$577	$(6)	$23	$(164)	$430

Nine Months Ended September 30:
2001*
Revenues	$2,301	$4,651	$33	$5	$6,990
Intersegment revenues	1,473	15	--	(1,488)	--
Total revenues	3,774	4,666	33	(1,483)	6,990
Impairments related to oil and gas properties	2,543	--	--	--	2,543
Income (loss) before income taxes	$(387)	$134	$29	$(320)	$(544)
Net properties and equipment	$11,182	$203	$1,199	$318	$12,902

2000
Revenues	$971	$2,148	$26	$4	$3,149
Intersegment revenues	556	71	--	(627)	--
Total revenues	1,527	2,219	26	(623)	3,149
Income (loss) before income taxes	$881	$--	$23	$(259)	$645
Net properties and equipment	$11,034	$144	$1,212	$288	$12,678

* As restated - see Note 2

12.  Other (Income) Expense     Other (income) expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2001	2000	2001	2000
Firm transportation keep-whole contract valuation	$(10)	$(39)	$(108)	$(39)
Foreign currency exchange	9	11	26	11
Corporate hedge	1	--	(26)	--
Other	9	(1)	17	(1)
Total	$9	$(29)	$(91)	$(29)

13.  Contingencies

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

14.  The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of financial position as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

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

Financial Results

Restatement of Financial Statements      The accompanying financial statements include a correction of financial results for the third quarter 2001 because of an error in calculating an impairment of the book value of U.S. oil and gas properties. The error arose out of using incorrect figures for both the tax basis and deferred taxes on U.S. properties acquired in the merger with Union Pacific Resources for purposes of determining the impairment. It was found when preparing year-end reports as the Company reconciled a quarterly ceiling test against its tax returns.

The restated financial statements include an additional non-cash, pre-tax write-down of $1.7 billion ($1.1 billion after-taxes, or $4.33 per share, diluted). When combined with Anadarko's previous ceiling test charge for the third quarter 2001 for oil and gas properties in Canada and Argentina, the total third quarter ceiling test charge is $2.5 billion ($1.6 billion after-taxes, or $6.26 per share, diluted). The third-quarter write-downs were caused by low oil and gas prices in U.S. and Canadian markets on September 30, 2001.

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

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30		September 30
millions except per share amounts	2001*	2000	2001*	2000
Revenues	$1,743	$1,820	$6,990	$3,149
Costs and expenses	3,903	1,327	7,524	2,400
Merger expenses	9	64	36	64
Interest expense	18	28	65	69
Other (income) expense	9	(29)	(91)	(29)
Income taxes	(845)	180	(259)	278
Net income (loss) available to common stockholders before
cumulative effect of change in accounting principle	$(1,353)	$247	$(291)	$359
Per share - basic	$(5.41)	$1.07	$(1.16)	$2.21
Per share - diluted	$(5.41)	$1.03	$(1.16)	$2.13
Net income (loss) available to common stockholders	$(1,353)	$247	$(296)	$342
Per share - basic	$(5.41)	$1.07	$(1.18)	$2.10
Per share - diluted	$(5.41)	$1.03	$(1.18)	$2.03

* As restated

Net Income (Loss)     Anadarko's net loss available to common stockholders in the third quarter of 2001 totaled $1,353 million, or $5.41 per share (diluted) compared to net income of $247 million, or $1.03 per share (diluted) for the third quarter of 2000. The Company's net income available to common stockholders for the third quarter of 2001 excluding the impairments was $213 million, or 81 cents per share (diluted). For the nine month period ended September 30, 2001, Anadarko's net loss available to common stockholders was $296 million, or $1.18 per share (diluted). By comparison, for the nine months ended September 30, 2000, Anadarko's net income available to common stockholders was $342 million, or $2.03 per share (diluted). Excluding the impairments, Anadarko had net income available to common stockholders of $1,279 million, or $4.83 per share (diluted) for the nine months ended September 30, 2001. Anadarko's results for 2001 include the effect of the merger with Union Pacific Resources Group Inc., subsequently renamed RME Holding Company (RME), which closed in July 2000, and the acquisition of Berkley Petroleum Corp. (Berkley), which closed in March 2001.

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

Costs and Expenses

	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2001*	2000	2001*	2000
Marketing purchases and transportation	$745	$833	$3,109	$1,580
Operating expenses	183	147	533	270
Administrative and general	67	43	180	103
Depreciation, depletion and amortization	305	217	899	336
Other taxes	54	53	203	77
Provision for doubtful accounts	--	23	--	23
Impairments related to oil and gas properties	2,528	--	2,543	--
Amortization of goodwill	21	11	57	11
Total	$3,903	$1,327	$7,524	$2,400

* As restated

Costs and expenses during the third quarter of 2001 increased 194% compared to the third quarter of 2000. The increase in 2001 is primarily due to:

1)	Marketing purchases and transportation decreased 11% primarily due to a decrease in natural gas purchase prices.
2)	Operating expenses, depreciation, depletion and amortization (DD&A) expense and other taxes increased 30% primarily due to the increase in sales volumes.
3)	Administrative and general expenses increased 56% primarily due to the Company's expanded workforce resulting from the RME merger and higher costs associated with the Company's growing workforce.
4)	Impairments related to oil and gas properties in the United States, Canada and Argentina were $2,528 million in 2001.
5)	Amortization of goodwill increased $10 million related to the RME merger and the Berkley acquisition.

For the nine month period ended September 30, 2001 costs and expenses increased 214% compared to the same period of 2000. The increase in 2001 is primarily due to:

1)	Marketing purchases and transportation increased 97% primarily due to an increase in natural gas purchase volumes and prices.
2)	Operating expenses, DD&A expense and other taxes increased 139% primarily due to the increase in sales volumes.
3)	Administrative and general expenses increased 75% primarily due to the Company's expanded workforce resulting from the RME merger and higher costs associated with the Company's growing workforce.
4)	Impairments related to oil and gas properties in the United States, Canada, Argentina, the North Atlantic and Ghana were $2,543 million in 2001.
5)	Amortization of goodwill increased $46 million due to the RME merger and the Berkley acquisition.

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

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2001*	2000	2001*	2000
Income taxes	$(845)	$180	$(259)	$278

* As restated

For the third quarter of 2001, income taxes decreased $1,025 million to $(845) million compared to $180 million for the third quarter of 2000. The decrease was due primarily to a $962 million deferred tax benefit related to the impairments of oil and gas properties and the slight decrease in earnings excluding the impairments. For the first nine months of 2001, income taxes were $(259) million, a decrease of $537 million compared to $278 million for the same period of 2000. The decrease is due primarily to a $968 million deferred tax benefit for impairments of oil and gas properties and a decrease in income taxes of $31 million during 2001 related to a deferred tax adjustment resulting from the 2% decrease in Canada's tax rate, partially offset by the significant increase in earnings excluding the impairments.

Capital Expenditures, Liquidity and Dividends

During the third quarter of 2001, a charge of $2.53 billion ($1.57 billion after taxes) was recorded for impairments of the carrying value of proved oil and gas properties in the United States, Canada and Argentina as a result of low natural gas and oil prices at the end of the quarter. While this non-cash ceiling test write-down gives Anadarko a significant reported loss for the third quarter 2001, future expenses for DD&A will be reduced. At current production rates, net income should increase by about $150 million annually for the next several years as a result of reduced DD&A related to these impairments. The impairment has no impact on cash flow or the Company's ability to carry out its capital programs.

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

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 13 of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form 10-Q/A.

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

ANADARKO PETROLEUM CORPORATION
(Registrant)

February 4, 2002	By:	/s/ MICHAEL E. ROSE
Michael E. Rose - Executive Vice President,
Finance and Chief Financial Officer