Form 10-Q
period 2002-03-31
ANADARKO PETROLEUM CORP
filed 2002-05-13
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002
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

     The number of shares outstanding of the Company's common stock as of April 30, 2002 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	248,319,002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended
	March 31
millions except per share amounts	2002	2001
Revenues
Gas sales	$353	$1,114
Oil and condensate sales	350	361
Natural gas liquids sales	42	73
Marketing sales	607	1,458
Minerals and other	21	3
Total	1,373	3,009

Costs and Expenses
Marketing purchases	596	1,433
Operating expenses	170	157
Administrative and general	72	49
Depreciation, depletion and amortization	267	274
Other taxes	56	83
Impairments related to oil and gas properties	8	7
Amortization of goodwill	--	17
Total	1,169	2,020

Operating Income	204	989

Other (Income) Expense
Merger expenses	--	10
Interest expense	49	22
Other (income) expense	23	(96)
Total	72	(64)

Income Before Income Taxes	132	1,053

Income Taxes	43	389

Net Income Before Cumulative Effect of Change
in Accounting Principle	$89	$664

Preferred Stock Dividends	1	3

Net Income Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$88	$661

Cumulative Effect of Change in Accounting Principle	--	5

Net Income Available to Common Stockholders	$88	$656

Per Common Share
Net income - before change in accounting principle - basic	$0.35	$2.64
Net income - before change in accounting principle - diluted	$0.34	$2.52

Change in accounting principle - basic	$--	$(0.02)
Change in accounting principle - diluted	$--	$(0.02)

Net income - basic	$0.35	$2.62
Net income - diluted	$0.34	$2.50

Dividends	$0.075	$0.05

Average Number of Common Shares Outstanding - Basic	248	250
Average Number of Common Shares Outstanding - Diluted	263	263

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
millions	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$26	$37
Accounts receivable, net of allowance:
Customers	560	532
Others	319	486
Other current assets	125	146

Total	1,030	1,201

Properties and Equipment
Original cost (includes unproved properties of $3,565 and $3,573
as of March 31, 2002 and December 31, 2001, respectively)	20,862	20,088
Less accumulated depreciation, depletion and amortization	6,697	6,451

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	14,165	13,637

Other Assets	479	503

Goodwill	1,432	1,430

	$17,106	$16,771

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET (continued)
(Unaudited)
	March 31,	December 31,
millions except share amounts	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$932	$1,132
Accrued expenses	307	257
Current portion, notes and debentures	278	412

Total	1,517	1,801

Long-term Debt	5,240	4,638

Other Long-term Liabilities
Deferred income taxes	3,444	3,451
Other	531	516

Total	3,975	3,967

Stockholders' Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, 0.1 million shares
issued as of March 31, 2002 and December 31, 2001)	103	103
Common stock, par value $0.10 per share
(450.0 million shares authorized, 254.3 million and 254.1 million shares
issued as of March 31, 2002 and December 31, 2001, respectively)	25	25
Paid-in capital	5,349	5,336
Retained earnings	1,346	1,276
Treasury stock
(3.2 million and 2.2 million shares as of March 31, 2002
and December 31, 2001, respectively)	(166)	(116)
Deferred compensation and ESOP (0.9 million shares
as of March 31, 2002 and December 31, 2001)	(86)	(96)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of March 31, 2002 and December 31, 2001)	(114)	(114)
Accumulated other comprehensive income (loss):
Unrealized loss on derivatives	(20)	--
Foreign currency translation adjustments	(48)	(46)
Minimum pension liability	(15)	(3)
Total	(83)	(49)

Total	6,374	6,365

Commitments and Contingencies	--	--

	$17,106	$16,771

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
millions	2002	2001

Net Income Available to Common Stockholders	$88	$656

Other Comprehensive Income (Loss), net of taxes
Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change (net of taxes of $3 for
the three months ended March 31, 2001)	--	(5)
Reclassification of cumulative effect of accounting change
included in net income (net of taxes of $(2) for the three months
ended March 31, 2001)	--	3
Unrealized loss during the period (net of taxes of $11 and $3 for
the three months ended March 31, 2002 and 2001, respectively)	(19)	(3)
Reclassification for gains included in net income (net of taxes
of $1 for the three months ended March 31, 2002)	(1)	--
Total unrealized loss on derivatives	(20)	(5)

Foreign currency translation adjustments	(2)	--

Minimum pension liability (net of taxes of $7 and $1 for the three
months ended March 31, 2002 and 2001, respectively)	(12)	(3)

Total	(34)	(8)

Comprehensive Income	$54	$648

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
millions	2002	2001
Cash Flow from Operating Activities
Net income before cumulative effect of change in
accounting principle	$89	$664
Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	272	274
Amortization of goodwill	--	17
Non-cash merger expenses	--	3
Interest expense - zero coupon debentures	3	3
Deferred income taxes	9	209
Impairments related to oil and gas properties	8	7
Other non-cash items	18	(60)
	399	1,117
Decrease in accounts receivable	114	239
Decrease in accounts payable and accrued expenses	(104)	(137)
Other items - net	9	(108)

Net cash provided by operating activities	418	1,111

Cash Flow from Investing Activities
Additions to properties and equipment	(813)	(658)
Acquisition costs, net of cash acquired	--	(790)
Sales and retirements of properties and equipment	13	71

Net cash used in investing activities	(800)	(1,377)

Cash Flow from Financing Activities
Additions to debt	1,086	682
Retirements of debt	(615)	--
Decrease in accounts payable, banks	(45)	(24)
Dividends paid	(19)	(15)
Purchase of treasury stock	(50)	--
Issuance of common stock	16	17

Net cash provided by financing activities	373	660

Effect of Exchange Rate Changes on Cash	(2)	--

Net Increase (Decrease) in Cash and Cash Equivalents	(11)	394

Cash and Cash Equivalents at Beginning of Period	37	199

Cash and Cash Equivalents at End of Period	$26	$593

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (continued)
ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Accounting Policies

General     Anadarko Petroleum Corporation is engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also engages in the hard minerals business through non-operated joint ventures and royalty arrangements in several coal, trona (natural soda ash) and industrial mineral mines. The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are: RME Petroleum Company; RME Holding Company (RME); Anadarko Canada Energy Ltd.; Anadarko Canada Corporation (Anadarko Canada); RME Land Corp.; and, Anadarko Algeria Company, LLC (Anadarko Algeria). Certain amounts for the prior year have been reclassified to conform to the current presentation.

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of March 31, 2002 and December 31, 2001, and for the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

Derivative Financial Instruments     In 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which provides guidance for accounting for derivative instruments and hedging activities. The change was effective January 2001 and the related cumulative adjustment to net income was a decrease of $8 million ($5 million after taxes or $0.02 per share) and the cumulative adjustment to accumulated other comprehensive income was a decrease of $8 million ($5 million after taxes).

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

Earnings Per Share The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options and performance-based stock awards under the treasury stock method and outstanding put options under the reverse treasury stock method. Diluted EPS amounts also include the net effect of the Company's convertible debentures and Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) assuming the conversions occurred at the beginning of the year or the date of issuance, if later.

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 145.

2.  Goodwill     In January 2002, the Company discontinued the amortization of goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The transitional goodwill impairment test as of January 1, 2002 was performed and no goodwill impairment was indicated. The effects of amortization of goodwill on net income and net income per share are as follows:

	Three Months Ended
	March 31
millions except per share amounts	2002	2001
Net income	$88	$656
Add: Goodwill amortization	--	17
Adjusted net income	$88	$673

Earnings per share - basic	$0.35	$2.62
Goodwill amortization per share - basic	--	0.07
Adjusted earnings per share - basic	$0.35	$2.69

Earnings per share - diluted	$0.34	$2.50
Goodwill amortization per share - diluted	--	0.07
Adjusted earnings per share - diluted	$0.34	$2.57

3.  Inventories     The major classes of inventories, which are included in other current assets, are as follows:
	March 31,	December 31,
millions	2002	2001
Materials and supplies	$63	$61
Crude oil	16	22
Natural gas	14	18
Total	$93	$101

4.  Properties and Equipment     Oil and gas properties include costs of $3.57 billion at March 31, 2002 and December 31, 2001, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. At March 31, 2002 and December 31, 2001, the Company's investment in countries where reserves have not been established was $57 million and $53 million, respectively.

Total interest costs incurred during the first quarter of 2002 and 2001 were $87 million and $73 million, respectively. Of these amounts, the Company capitalized $38 million and $51 million during the first quarter of 2002 and 2001, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The interest rates for capitalization are based on the Company's weighted average cost of borrowings used to finance the expenditures applied to costs excluded that are under active evaluation.

In addition to capitalized interest, the Company also capitalized internal costs of $43 million and $36 million during the first quarter of 2002 and 2001, respectively. These internal costs were directly related to exploration and development activities and are included as part of the cost of oil and gas properties.

5.  Debt     A summary of debt follows:

	March 31, 2002		December 31, 2001
millions	Principal	Carrying Value	Principal	Carrying Value
Notes Payable, Banks	$266	$266	$228	$228
Commercial Paper	229	229	226	226
Long-term Portion of Capital Lease	9	9	9	9
6.8% Debentures due 2002	88	88	88	88
6 3/4% Notes due 2003	73	73	73	73
5 7/8% Notes due 2003	83	83	83	83
6.5% Notes due 2005	170	165	170	164
7.375% Debentures due 2006	88	87	88	87
7% Notes due 2006	174	170	174	170
5 3/8% Notes due 2007	650	647	--	--
6.75% Notes due 2008	116	111	116	110
7.8% Debentures due 2008	11	11	11	11
7.3% Notes due 2009	85	82	85	82
6 3/4% Notes due 2011	950	910	950	910
6 1/8% Notes due 2012	400	395	--	--
7.05% Debentures due 2018	115	105	114	105
Zero Coupon Convertible
Debentures due 2020	370	370	367	367
Zero Yield Puttable Contingent
Debt Securities due 2021	30	30	650	650
7.5% Debentures due 2026	112	105	112	105
7% Debentures due 2027	54	54	54	54
6.625% Debentures due 2028	17	17	17	17
7.15% Debentures due 2028	235	212	235	212
7.20% Debentures due 2029	135	135	135	135
7.95% Debentures due 2029	117	117	117	117
7 1/2% Notes due 2031	900	862	900	862
7.73% Debentures due 2096	61	61	61	61
7 1/4% Debentures due 2096	49	49	49	49
7.5% Debentures due 2096	84	75	83	75
Total debt	$5,671	5,518	$5,195	5,050
Less current portion		278		412
Total long-term debt		$5,240		$4,638

At March 31, 2002, $1.03 billion of notes, debentures and securities will mature or may be put to Anadarko within the next twelve months. In accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced," $750 million of this amount is classified as long-term debt, under the terms of Anadarko's Bank Credit Agreements. The remaining $278 million is classified as current liabilities. At December 31, 2001, $1.16 billion of notes, debentures and securities would mature or could be put to Anadarko within the next twelve months. In accordance with SFAS No. 6, $750 million of this amount was classified as long-term debt, under the terms of Anadarko's Bank Credit Agreements. The remaining $412 million was classified as current liabilities.

In March 2001, Anadarko issued $650 million of ZYP-CODES due 2021. Holders of the ZYP-CODES have the right to require Anadarko to purchase all or a portion of their ZYP-CODES in March 2002, 2004, 2006, 2011 or 2016, at $1,000 per ZYP-CODES. In March 2002, ZYP-CODES in the amount of $620 million were put to the Company for repayment and were paid in cash.

In February 2002, the Company issued $650 million principal amount of 5 3/8% Notes due 2007. In March 2002, the Company issued $400 million principal amount of 6 1/8% Notes due 2012. The net proceeds from these issuances were used to reduce floating rate debt and to fund a portion of the ZYP-CODES put to the Company for repayment in March 2002.

6. Financial Instruments

Commodity Derivative Financial Instruments     The Company is exposed to price risk from changing commodity prices. Management believes it is prudent to minimize the variability in cash flows on a portion of its oil and gas production. To meet this objective, the Company enters into various types of commodity derivative financial instruments to manage fluctuations in cash flows resulting from changing commodity prices. These instruments may include futures, swaps and options. Most of the instruments entered into by the Company have a term of less than one year. As of March 31, 2002, the Company had outstanding derivative financial instruments that hedged 12% of the Company's natural gas production and 18% of its crude oil production, which is expected to be produced during the remaining nine months of 2002.

Anadarko also enters into commodity derivative financial instruments (options, futures and swaps) for trading purposes with the objective of generating profits from exposure to changes in the market price of natural gas and crude oil. Commodity derivative financial instruments also provide a way to meet customers' pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. In addition, the Company uses swap agreements to reduce exposure to losses on its firm transportation keep-whole commitment with Duke Energy Field Services, Inc. (Duke). Essentially all of the derivatives used for trading purposes have a term of less than one year, with most having a term of less than three months.

Futures contracts are generally used to fix the price of expected future oil and gas sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Settlements of futures contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange and have nominal credit risk. Swap agreements are generally used to fix or float the price of oil and gas at the Company's market locations. Swap agreements are also used to fix the price differential between the price of gas at Henry Hub and various other market locations. Swap agreements expose the Company to credit risk to the extent the counterparty is unable to meet its monthly settlement commitment. The Company carefully monitors the creditworthiness of each counterparty. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses in settling with its swap counterparties. Options are generally used to fix a floor and/or a ceiling price (a "collar") for the Company's expected future oil and gas sales. The Company buys/sells options through exchanges as well as in the over the counter market.

Cash Flow Hedges     At March 31, 2002, the Company had option and swap contracts in place to fix floor and/or ceiling prices on a portion of expected future sales of equity gas and oil production. As of March 31, 2002, the Company had a net unrealized loss of $26 million before taxes, or $16 million after taxes, on derivative commodity instruments entered into to hedge equity production recorded in accumulated other comprehensive income compared to December 31, 2001, where the Company had a net unrealized gain of $7 million before taxes (gains of $9 million and losses of $2 million), or $4 million after taxes. Other income for the periods ended March 31, 2002 and 2001 included $11 million of net losses and $9 million of net gains, respectively, primarily due to the change in the time value of the option contracts, that was excluded from the assessment of hedge effectiveness, and the ineffective portion of the hedge. Approximately $10 million ($16 million before taxes) of net losses in accumulated other comprehensive income as of March 31, 2002 are expected to be reclassified into gas and oil sales during 2002 as the hedged transactions occur.

As of March 31, 2002 and December 31, 2001, the Company had the following volumes under derivative contracts related to its oil and gas producing activities (non-trading activity). The difference between the fair values in the table and the unrealized gain (loss) recognized in accumulated other comprehensive income is due to premiums and ineffectiveness.

March 31, 2002
				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type**	(million MMBtu)	($ per MMBtu)	millions

Natural Gas
2002	2-way collar*	1.7	3.00-5.00	$--
2002	3-way collar*	5.2	2.20-3.00-4.83	--
2002	Swaps*	30.6	3.09	(8)
2003	2-way collar*	2.3	3.00-5.00	--
2003	3-way collar*	6.8	2.20-3.00-4.83	(1)
2004	2-way collar*	2.3	3.00-5.00	--
2004	3-way collar*	6.9	2.20-3.00-4.83	(1)
2005	2-way collar*	2.3	3.00-5.00	--
2005	3-way collar*	6.8	2.20-3.00-4.83	(1)
2002	Calls sold	7.5	3.60	(2)
2002	Calls purchased	4.1	3.44	1
2003	Calls sold	7.4	3.15	(1)
2003	Calls purchased	10.2	3.31	1
2004	Calls sold	0.7	2.92	--
2004	Calls purchased	0.7	2.92	--
	Total			$(12)

				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type**	(MMBbls)	($ per barrel)	millions

Crude Oil
2002	Swaps*	4.3	24.58	$(4)
2002	2-way collar*	1.1	22.30-23.32	(3)
2002	3-way collar*	5.1	17.96-22.05-28.11	(5)
2003	Swaps*	0.8	23.80	--
2003	2-way collar*	0.4	22.30-23.32	(1)
2003	3-way collar*	3.7	17.00-21.00-26.33	(3)
	Total			$(16)

December 31, 2001
				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type**	(million MMBtu)	($ per MMBtu)	millions

Natural Gas
2002	2-way collar*	2.3	3.00-5.00	$1
2002	3-way collar*	6.8	2.20-3.00-4.83	2
2003	2-way collar*	2.3	3.00-5.00	1
2003	3-way collar*	6.8	2.20-3.00-4.83	1
2004	2-way collar*	2.3	3.00-5.00	1
2004	3-way collar*	6.9	2.20-3.00-4.83	1
2005	2-way collar*	2.3	3.00-5.00	1
2005	3-way collar*	6.8	2.20-3.00-4.83	1
2002	Calls sold	10.1	3.66	2
2002	Calls purchased	4.9	3.50	--
2003	Calls sold	7.4	3.18	(2)
2003	Calls purchased	10.2	4.12	2
2004	Calls sold	0.7	2.95	--
2004	Calls purchased	0.7	2.95	--
	Total			$11

				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type**	(MMBbls)	($ per barrel)	millions

Crude Oil
2002	Swaps*	0.4	25.56	$2
2002	3-way collar*	3.3	19.11-23.33-30.51	6
	Total			$8

MMBtu - million British thermal units
MMBbls - million barrels

*	Qualifies for hedge accounting.
**

A "2-way collar" is a combination of options, a sold call and purchased put. The purchased put establishes a minimum price (the "floor") and the sold call establishes a maximum price (the "ceiling") the Company will receive for the volumes under contract. A "3-way collar" is a combination of options, a sold call, a purchased put and a sold put. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be NYMEX plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (the "ceiling") the Company will receive for the volumes under contract.

Trading Activity     As of March 31, 2002 and December 31, 2001, the Company had the following volumes under derivative contracts related to its trading activity:

March 31, 2002
				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type	(million MMBtu)	($ per MMBtu)	millions

Natural Gas
2002	Futures sold	15.4	2.88	$(9)
2002	Futures purchased	16.8	3.18	5
2002	Swaps	45.6	3.31	1
2002	Calls sold	3.1	2.75	--
2002	Calls purchased	5.3	3.59	--
2002	Puts sold	6.6	3.05	(2)
2002	Puts purchased	3.5	2.54	--
2003	Futures sold	4.7	3.47	(2)
2003	Futures purchased	6.2	3.52	2
2003	Swaps	20.2	3.45	5
2004	Futures sold	0.5	3.84	--
2004	Swaps	0.2	3.89	--
2005	Swaps	1.0	3.78	--
2006	Swaps	0.6	3.69	--
	Total			$--

				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type	(MMBbls)	($ per barrel)	millions

Crude Oil
2002	Futures sold	2.1	22.44	$(7)
2002	Futures purchased	2.1	21.44	5
2002	Swaps	0.1	19.76	(1)
2002	Calls sold	0.3	23.50	--
2002	Calls purchased	0.2	24.00	--
2002	Puts sold	0.2	20.50	--
2002	Puts purchased	0.2	20.50	--
	Total			$(3)

December 31, 2001
				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type	(million MMBtu)	($ per MMBtu)	millions

Natural Gas
2002	Futures sold	23.8	3.34	$18
2002	Futures purchased	22.3	3.50	(21)
2002	Swaps	72.3	3.20	(42)
2002	Calls sold	8.5	3.07	1
2002	Calls purchased	12.8	4.09	1
2002	Puts sold	8.3	3.25	(7)
2002	Puts purchased	0.8	2.58	--
2003	Futures sold	1.2	3.51	--
2003	Futures purchased	0.3	3.36	--
2003	Swaps	12.2	3.12	--
	Total			$(50)

				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type	(MMBbls)	($ per barrel)	millions

Crude Oil
2002	Futures sold	2.8	19.80	$(1)
2002	Futures purchased	1.5	20.05	2
2002	Swaps	0.5	21.77	--
2002	Calls sold	0.4	29.50	--
	Total			$1

Firm Transportation Keep-Whole Agreement     RME was a party to several long-term firm gas transportation agreements that supported their gas marketing program within their gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke. Most of the GPM's firm long-term transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, RME agreed to pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay RME if the transportation market values exceed the contract transportation rates (keep-whole agreement). Transportation contracts transferred to Duke in the GPM disposition and the contract not transferred, all of which are included in the keep-whole agreement with Duke, relate to various pipelines. This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative financial instruments to manage the price risk associated with this agreement. This keep-whole agreement and any oil and gas derivative financial instruments are accounted for on a mark-to-market basis. The Company recognized other expense of $6 million and other income of $140 million for the three months ended March 31, 2002 and 2001, respectively, related to the keep-whole agreement and associated derivative financial instruments. As of March 31, 2002 and December 31, 2001, other current assets included zero and $25 million, other current liabilities included $23 million and $27 million and other long-term liabilities included $77 million and $80 million, respectively, related to the keep-whole agreement and associated derivative financial instruments.

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

Anticipated discounted and undiscounted liabilities for the firm transportation keep-whole commitment at March 31, 2002 are as follows:
	March 31, 2002
millions	Undiscounted	Discounted

2002	$16	$16
2003	23	21
2004	27	22
2005	20	15
2006	19	12
Later years	23	14
Total	$128	$100

As of March 31, 2002, the Company had no volumes under derivative contracts related to the firm transportation keep-whole agreement. As of December 31, 2001, the Company had the following volumes under derivative contracts related to the firm transportation keep-whole agreement:

December 31, 2001
Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type	(million MMBtu)*	($ per MMBtu)	millions

Natural Gas
2002	Swaps	4.2	8.42	$25

*	Represents 2% of the Company's total volumetric exposure under the keep-whole agreement for 2002.

7.  Preferred Stock     For the first quarter of 2002 and 2001, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

8.  Common Stock     The Company's credit agreements allow for a maximum capitalization ratio of 60% debt, exclusive of the effect of any non-cash writedowns. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at March 31, 2002 and December 31, 2001.

The reconciliation between basic and diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2002			March 31, 2001
millions except per share amounts			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available to common
stockholders before change in
accounting principle	$88	248	$0.35	$661	250	$2.64
Effect of convertible debentures
and ZYP-CODES	2	13		2	10
Effect of dilutive stock options and
performance-based stock awards	--	2		--	3
Diluted EPS
Net income available to common
stockholders plus assumed conversion	$90	263	$0.34	$663	263	$2.52

For the three months ended March 31, 2002 and 2001, options for 1.4 million and 0.1 million shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the period. For the three months ended March 31, 2002, put options for 1 million shares of common stock were excluded because the put options' exercise price was less than the average market price of common stock for the period.

In 2001, the Board of Directors authorized the Company to purchase up to $1 billion in shares of Anadarko common stock. The share purchases may be made from time to time, depending on market conditions. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During 2001, the Company purchased 2.2 million shares of common stock for $116 million. In January 2002, the Company purchased an additional 1 million shares of common stock for $50 million.

To enhance the share repurchase program, Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. During 2001, Anadarko sold put options for the purchase of a total of 5 million shares of Anadarko common stock with a notional amount of $240 million. Put options for 1 million shares were exercised and put options for 2 million shares expired unexercised in 2001. In January 2002, the Company entered into an additional put option for 1 million shares of Anadarko common stock with a notional amount of $46 million and received a $3 million premium. Put options for an additional 2 million shares expired unexercised in 2002. The remaining put option for 1 million shares will expire in July 2002, if not exercised. The put option permits a net-share settlement at the Company's option and does not result in a liability on the consolidated balance sheet as of March 31, 2002.

9.  Statement of Cash Flows Supplemental Information     The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:
	Three Months Ended
	March 31
millions	2002	2001

Interest	$10	$13
Income taxes	$(7)	$112

10.  Segment Information     The following table illustrates information related to Anadarko's business segments. The segment shown as All Other includes smaller operating units, corporate activities, financing activities and inter-company eliminations.
	Oil and Gas
	Exploration			All
millions	and Production	Marketing	Minerals	Other	Total
Three Months Ended March 31:
2002
Revenues	$608	$744	$13	$8	$1,373
Intersegment revenues	137	2	--	(139)	--
Total revenues	745	746	13	(131)	1,373
Income (loss) before income taxes	$255	$(14)	$11	$(120)	$132
Net properties and equipment	$12,314	$246	$1,205	$400	$14,165
Goodwill	$1,432	$--	$--	$--	$1,432

2001
Revenues	$1,064	$1,942	$11	$(8)	$3,009
Intersegment revenues	484	11	--	(495)	--
Total revenues	1,548	1,953	11	(503)	3,009
Income (loss) before income taxes	$1,032	$154	$10	$(143)	$1,053
Net properties and equipment	$12,773	$185	$1,210	$303	$14,471
Goodwill	$1,524	$--	$--	$--	$1,524

11.  Other (Income) Expense     Other (income) expense consists of the following:
	Three Months Ended
	March 31
millions	2002	2001
Firm transportation keep-whole contract valuation (See Note 6)	$6	$(140)
Foreign currency exchange *	(1)	52
Corporate hedge ineffectiveness and change in time value	11	(9)
Other	7	1
Total	$23	$(96)

* 2002 excludes $13 million in transaction gains related to remeasurement of the Venezuela deferred tax liability, which is included in income tax expense.

  Commitments

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

The initial lease term is five years, with up to seven one-year renewal options. Monthly lease payments are based on the London interbank borrowing rate applied against the lease balance and will begin in 2002. The lease contains various covenants including covenants regarding the Company's financial condition. Default under the lease, including violation of these covenants, could require the Company to purchase the facility for a specified amount, which approximates the lessor's original cost ($143 million funded as of March 31, 2002). As of March 31, 2002, the Company was in compliance with these covenants.

At the end of the lease term, the Company has an option to either purchase the facility for the purchase option amount of the lease balance plus any outstanding lease payments or to assist the SPE in the sale of the property. The Company has provided a residual value guarantee for any deficiency if the property is sold for less than the sale option amount ($120 million at March 31, 2002). In addition, the Company is entitled to any proceeds from a sale of the property in excess of the purchase option amount.

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

The initial lease term is five years. Monthly lease payments, which began in 2001, are based on the London interbank borrowing rate applied against the $48 million lease balance. The lease contains various covenants including covenants regarding the Company's financial condition. Default under the lease, including violation of these covenants, could require the Company to purchase the facility for a specified amount, which approximates the lessor's original cost ($48 million). As of March 31, 2002, the Company is in compliance with these covenants.

At the end of the lease term, the Company has an option to either purchase the facility for the purchase option amount of $48 million plus any outstanding lease payments or to assist the SPE in the sale of the property. The Company has provided a residual value guarantee for any deficiency if the property is sold for less than the sale option amount ($39 million at March 31, 2002). In addition, the Company is entitled to any proceeds from a sale of the property in excess of the purchase option amount.

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

Production Platform     In April 2002, the Company signed an agreement under which a floating production platform for its Marco Polo discovery in Green Canyon Block 608 of the Gulf of Mexico will be installed. The other partners will construct the platform and processing facilities that upon completion, expected in 2004, will be operated by Anadarko. The agreement provides that Anadarko will dedicate its production from Green Canyon Block 608 and 11 other Green Canyon blocks to the processing facilities. The agreement will require a monthly demand charge of slightly over $2 million for five years beginning at the time of project completion and a processing fee based upon production. Anadarko will be entitled to 25% of the net after tax cash proceeds from these facilities after payout, as defined, is attained. The agreement does not contain any purchase options, purchase obligations or value guarantees.

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

Superfund     Presently, five Superfund sites (four Federal and one State) are included in the Superfund Reserve.

Operating Industries, Inc. (Federal) - The former municipal industrial landfill, located in Monterey Park, California, was operational between 1948 and 1984. RME was noticed as a Potentially Responsible Party (PRP) in June 1986 for its Wilmington Production Field's and Wilmington Refinery's contributions. The Company has agreed to participate in a settlement with the Environmental Protection Agency (EPA). The Company's estimated share of this settlement is $5.1 million. The settlement and consent decree are undergoing final agency review.

Ekotek (Federal) - The facility in Salt Lake City, Utah operated as a refinery from 1953 until 1978, at which time it was converted to a hazardous waste storage/treatment and petroleum recycling facility. The Utah Department of Environmental Quality issued multiple Notices of Violation to the facility in 1988, resulting in the facility's closing. Bear Creek Uranium Company, an affiliate, was named as a PRP for its contributions of used/waste oils. Remediation of the Ekotek site is nearing completion and no additional funding requests are expected.

Casmalia (Federal) - The Casmalia facility, located in Santa Barbara County, California, is a former Resource Conservation and Recovery Act hazardous waste disposal site. RME was noticed as a PRP in March 1993. RME's waste contribution is attributed to the Wilmington Refinery. Negotiations with the EPA are ongoing. The Company believes its share of the costs will be about $0.1 million.

Geothermal Inc. (State) - The site, located in Middletown, California, was permitted as a Class II surface impoundment facility for geothermal wastes. Sludge from drilling operations and power plant wastes generated at the Geysers Geothermal Field between 1976 and 1987 were transported to the facility for treatment/disposal. The waste material was placed in evaporation ponds and allowed to dry. The resultant solids were buried onsite. Site remediation began in 1984. Anadarko was noticed as a PRP in December 1993. Several remedial methods are currently being evaluated to determine the most effective for addressing site groundwater impacts. The Company believes its share of the costs will be about $0.1 million.

PCB Treatment, Inc. (Federal) - The PCB treatment/disposal site, located in Kansas City, Kansas and Kansas City, Missouri, operated from 1982 until 1986 when regulatory violations forced its closure. RME was noticed as a PRP in October 1998 for contributions attributed to Wilmington Refinery operations. PCB impacts are currently limited to the facility structures and surrounding soils. Remedial alternatives are under review. The Company believes its share of the costs will be about $0.1 million.

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

A group of royalty owners purporting to represent RME's gas royalty owners in Texas (Neinast, et al.) was granted class action certification in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although most recently a demand for damages in the amount of $100 million has been asserted. The Company is of the opinion that the amount of damages at risk is substantially less than the amount demanded by the class action counsel and the Company intends to vigorously assert its defenses. The Company appealed the class certification order. A favorable decision from the Houston Court of Appeals decertified the class. The royalty owners have not appealed this matter to the Texas Supreme Court and the decision from the Houston Court of Appeals will become final.

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

The Company reached a settlement agreement with PanEnergy that required the Company to pay $15 million for settlement in full of all matters relating to the refunds of Kansas ad valorem tax reimbursements collected by the Company as first seller from August 1, 1985 through 1988. The settlement agreement was approved by the FERC and paid by Anadarko during 2001. The settlement agreement does not have any impact on the outstanding dispute between the Company and PanEnergy in connection with the refunds that relate to the Cimmaron River System. Anadarko's net income for 2001 included a $15 million charge (before taxes) related to the settlement agreement. Discussions with the Kansas Corporation Commission and PanEnergy to reach a settlement of the Cimmaron River System dispute are ongoing. At this time, it is estimated that a resolution may be reached in the first half of 2002, that may result in a payment by the Company of about $7 million. Accordingly, a provision for $7 million was charged against income in 2001.

Other Litigation  The Company has a reserve of $8 million for Kansas ad valorem tax refunds of RME. This amount reflects all principal and interest that may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy.

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

Guarantees     Anadarko is guarantor for certain obligations of its wholly-owned and consolidated subsidiaries, which are included in the consolidated financial statements and notes. In addition, the Company is guarantor for specific financial obligations of two trona mining affiliates. The investments in these entities, which are not consolidated subsidiaries, are accounted for using the equity method. The Company has guaranteed a portion of certain Industrial Revenue Bonds, amounts due under a revolving credit agreement and letters of credit required for environmental surety bonds. The amount the Company would be obligated to pay should the affiliates default on these obligations would be up to $8 million for environmental surety bonds and $38 million for debt.

Other     In connection with a sale of properties, the Company has agreed to indemnify the purchaser for the use of certain currency remeasurement losses claimed by the Company in previously filed tax returns, which are currently being evaluated by the taxing authorities. The Company believes it is probable that these losses will be disallowed and will have to be settled with the purchaser in cash. The Company has a $22 million liability recorded for the contingency.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward looking statements. See "Regulatory Matters and Additional Factors Affecting Business" and "Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2001 Annual Report on Form 10-K.

Financial Results

Selected Financial Data
	Three Months Ended
	March 31
millions except per share amounts	2002	2001

Revenues	$1,373	$3,009
Costs and expenses	1,169	2,020
Merger expenses	--	10
Interest expense	49	22
Other (income) expense	23	(96)
Income taxes	43	389
Net income available to common stockholders before
cumulative effect of change in accounting principle	$88	$661
Net income available to common stockholders	$88	$656
Earnings per share - before cumulative effect
of change in accounting principle - basic	$0.35	$2.64
Earnings per share - before cumulative effect
of change in accounting principle - diluted	$0.34	$2.52
Earnings per share - basic	$0.35	$2.62
Earnings per share - diluted	$0.34	$2.50

Net Income     Anadarko's net income available to common stockholders in the first quarter of 2002 totaled $88 million or $0.34 per share (diluted) compared to net income of $656 million or $2.50 per share (diluted) for the first quarter of 2001. Net income for the first quarter of 2002 and 2001 includes charges of $8 million ($5 million after taxes) and $7 million ($4 million after taxes), respectively, for impairments related to international oil and gas properties. The Company's net income available to common stockholders excluding the impairments was $93 million or $0.36 per share (diluted) for the first quarter 2002 compared to $660 million or $2.52 per share (diluted) for the same period of 2001.

In January 2002, the Company discontinued the amortization of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Stated without amortization of goodwill, net income available to common stockholders for the first quarter of 2001 would have been $673 million or $2.57 per share (diluted).

Revenues
	Three Months Ended
	March 31
millions	2002	2001

Gas sales	$353	$1,114
Oil and condensate sales	350	361
Natural gas liquids sales	42	73
Marketing sales	607	1,458
Minerals and other	21	3
Total	$1,373	$3,009

Total revenues for the first quarter 2002 decreased $1.64 billion or 54% compared to the first quarter of 2001. Natural gas, crude oil and condensate and natural gas liquids (NGLs) revenues for the first quarter of 2002 decreased $803 million or 52% to $745 million compared to $1.55 billion for the first quarter of 2001, due primarily to a significant decrease in natural gas prices, as well as decreases in crude oil, condensate and NGLs prices. Marketing sales for the first quarter of 2002 decreased $851 million or 58% compared to the same period of 2001. The decrease in marketing sales, which is due primarily to decreases in commodity prices, is partially offset by a decrease in marketing purchases of $837 million.

Analysis of Oil and Gas Sales Volumes
	Three Months Ended
	March 31
Barrels of Oil Equivalent (MMBOE)	2002	2001

United States	35	34
Canada	8	7
Algeria	5	2
Other International	2	4
Total	50	47
MMBOE - million barrels of oil equivalent

During the first quarter of 2002, Anadarko sold 50 MMBOE, an increase of 3 MMBOE or 6% compared to sales of 47 MMBOE in the first quarter of 2001. The increase in volumes during 2002 was due primarily to an increase of 3 MMBOE from operations in Algeria due to the expansion of production facilities in late 2001, an increase of 1 MMBOE from the Berkley Petroleum Corp. (Berkley) acquisition in 2001 and an increase of 1 MMBOE in the United States, primarily from Alaska. These increases were partially offset by a decrease of 2 MMBOE related to the disposition of operations in Guatemala and Argentina in 2001. Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage production and sales volumes and mitigate the effect of price volatility, which is likely to continue in the future. See Derivative Financial Instruments under Item 3 of this Form 10-Q.

	Three Months Ended
	March 31
	2002	2001

United States (Bcf)	131	139
MMcf/d	1,458	1,548
Price per Mcf before hedge	$2.13	$6.81
Effect of hedge per Mcf	--	0.05
Price per Mcf	$2.13	$6.86

Canada (Bcf)	31	24
MMcf/d	347	269
Price per Mcf before hedge	$2.47	$6.44
Effect of hedge per Mcf	(0.13)	0.06
Price per Mcf	$2.34	$6.50

Other International (Bcf)	--	1
MMcf/d	--	5
Price per Mcf	--	$1.03

Total (Bcf)	162	164
MMcf/d	1,805	1,822
Price per Mcf before hedge	$2.19	$6.74
Effect of hedge per Mcf	(0.02)	0.05
Price per Mcf	$2.17	$6.79

Bcf - billion cubic feet
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day

The Company's natural gas sales volumes for the first quarter 2002 were down 2 Bcf or 1% compared to the first quarter of 2001. The decrease in volumes is due primarily to a slight decrease in the Company's sales volumes within the U.S. as a result of reduced spending for development drilling, a strategy the Company adopted in the third quarter of 2001 in response to lower commodity prices. This decrease is partially offset by an increase in volumes from Canada due to the Berkley acquisition in 2001. Production of natural gas is generally not directly affected by seasonal swings in demand. However, the Company may decide during periods of low commodity prices to decrease development activity, which can result in decreased production volumes.

The Company's average wellhead gas price in the first quarter of 2002 decreased 68% from the first quarter of 2001. The decrease in prices during 2002 was attributed to a severe decline in natural gas demand as a result of high prices in early 2001, a national economic downturn and mild summer weather in 2001. The Company hedged only 12% of its remaining forecasted 2002 natural gas wellhead sales volumes as of March 31, 2002. As a result, future natural gas revenues are subject to continued volatility based on fluctuations in market prices.

Crude Oil and Condensate Sales Volumes and Average Prices
	Three Months Ended
	March 31
	2002	2001

United States (MMBbls)	9	8
MBbls/d	91	89
Price per barrel before hedge	$18.76	$25.52
Effect of hedge per barrel	0.24	(0.08)
Price per barrel	$19.00	$25.44

Canada (MMBbls)	3	3
MBbls/d	38	31
Price per barrel before hedge	$15.77	$16.24
Effect of hedge per barrel	0.16	0.32
Price per barrel	$15.93	$16.56

Algeria (MMBbls)	5	2
MBbls/d	59	25
Price per barrel	$20.12	$25.12

Other International (MMBbls)	2	4
MBbls/d	24	41
Price per barrel	$15.38	$14.87

Total (MMBbls)	19	17
MBbls/d	212	186
Price per barrel before hedge	$18.22	$21.57
Effect of hedge per barrel	0.14	0.02
Price per barrel	$18.36	$21.59

MMBbls - million barrels
MBbls/d - thousand barrels per day

Anadarko's crude oil and condensate sales volumes for the first three months of 2002 increased 2 MMBbls or 12% compared to the first three months of 2001. The increase in crude oil and condensate sales volumes was due primarily to an increase of approximately 3 MMBbls from operations in Algeria related to the expansion of production facilities in late 2001 and an increase of 1 MMBbls from operations in the United States, primarily from Alaska. These increases were partially offset by a decrease of 2 MMBbls related to the sale of producing properties in Guatemala and Argentina during 2001. Production of oil usually is not affected by seasonal swings in demand or in market prices.

Anadarko's average realized crude oil prices for the first quarter of 2002 decreased 15% compared to the first quarter of 2001. The decrease in crude oil prices during 2002 is attributed primarily to a modest increase in supply and very slow growth in demand due to a worldwide economic downturn and a sharp decline in jet fuel consumption. The Company hedged only 18% of its remaining forecasted 2002 crude oil wellhead sales volumes as of March 31, 2002. As a result, future oil and condensate revenues are subject to continued volatility based on fluctuations in market prices.

Natural Gas Liquids Sales Volumes and Average Prices
	Three Months Ended
	March 31
	2002	2001

Total (MMBbls)	4	3
MBbls/d	40	36
Price per barrel	$11.61	$22.54

The Company's NGLs sales volumes in the first quarter of 2002 increased 33% compared to the first quarter of 2001. During the first quarter of 2002, average NGLs prices declined 48% compared to the first quarter of 2001.

Costs and Expenses
	Three Months Ended
	March 31
millions	2002	2001

Marketing purchases	$596	$1,433
Operating expenses	170	157
Administrative and general	72	49
Depreciation, depletion and amortization	267	274
Other taxes	56	83
Impairments related to oil and gas properties	8	7
Amortization of goodwill	--	17
Total	$1,169	$2,020

During the first quarter of 2002, Anadarko's costs and expenses decreased $851 million or 42% compared to the first quarter of 2001 due to the following factors:

--	Marketing purchases decreased $837 million (58%) due primarily to decreases in prices for gas and oil volumes purchased from third parties.
--	Operating expenses increased $13 million (8%) primarily due to an increase in oil field service costs and production volumes.
--	Administrative and general expenses increased $23 million (47%) primarily due to increases in salaries and benefits expenses associated with the Company's workforce.
--

Depreciation, depletion and amortization (DD&A) expense decreased $7 million (3%). The decrease is due primarily to a lower DD&A rate for oil and gas properties in 2002 as a result of ceiling test impairments in the third quarter of 2001. This decrease is partially offset by an increase in DD&A related to higher production volumes in 2002.

--	Other taxes decreased $27 million (33%) primarily due to a decrease in production taxes related to the significantly lower commodity prices in 2002.
--	Impairments of oil and gas properties were primarily due to unsuccessful exploration activities in Australia in 2002 and Ghana in 2001.
--	Amortization of goodwill decreased $17 million due to discontinuing amortization of goodwill in 2002 in accordance with SFAS No. 142.

Merger Expenses

During the first quarter of 2001, merger costs of $10 million were expensed related to mergers and acquisitions that took place in 2000 and 2001. These costs related primarily to transition, integration, hiring and relocation costs, vesting of restricted stock and stock options, and retention bonuses. Any additional expenses related to these acquisitions are expected to be minimal and are included in administrative and general expenses.

Interest Expense
	Three Months Ended
	March 31
millions	2002	2001

Gross interest expense	$87	$73
Capitalized interest	(38)	(51)
Net interest expense	$49	$22

Gross interest expense in the first quarter of 2002 increased 19% compared to the first quarter of 2001. The increase is due to higher average debt outstanding in 2002 compared to 2001 primarily because of acquisitions in 2001 and capital spending. See Capital Resources and Liquidity and Outlook on Liquidity.

For the first three months of 2002, capitalized interest decreased by 25% compared to the same period of 2001 primarily due to a decrease in capitalized costs that qualify for interest capitalization.

Other (Income) Expense
	Three Months Ended
	March 31
millions	2002	2001

Firm transportation keep-whole contract valuation	$6	$(140)
Foreign currency exchange	(1)	52
Corporate hedge ineffectiveness and change in time value	11	(9)
Other	7	1
Total	$23	$(96)

Other income in the first quarter of 2002 decreased $119 million compared to the same period of 2001 due primarily to a $146 million decrease related to the effect of significantly lower market value for firm transportation subject to a keep-whole agreement and a $20 million decrease related to losses on corporate hedges, partially offset by a $53 million decrease in foreign currency exchange losses primarily due to the restructuring of Canadian debt and changes in the Canadian exchange rate. See Derivative Financial Instruments and Foreign Currency Risk under Item 3 of this Form 10-Q.

Income Taxes
	Three Months Ended
	March 31
millions	2002	2001

Income taxes	$43	$389

For the first quarter of 2002, income taxes decreased $346 million or 89% compared to $389 million for the first quarter of 2001. The decrease was due primarily to the decrease in earnings before income taxes and $13 million in transaction gains related to remeasurement of the Venezuela deferred tax liability.

Marketing Strategies

Overview     The Company's sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale. Therefore, even though the Company has several large purchasers, the Company believes other purchasers would be willing to buy the Company's natural gas, crude oil, condensate and NGLs at comparable market prices. The Company's marketing department actively manages sales of its oil and gas through Anadarko Energy Services Company, Anadarko, Anadarko Canada Corporation and RME Holding Company (RME). The Company also conducts trading activities for the purpose of generating profits on or from exposure to changes in the market prices of gas, crude oil, condensate and NGLs. However, the Company does not engage in market-making practices nor does it trade in any non-energy-related commodities. The Company's trading risk position, most of the time, is a net short position that is offset by the Company's natural long position as a producer. Essentially all of the Company's trading transactions have a term of less than one year and most are less than three months. See Derivative Financial Instruments under Item 3 of this Form 10-Q.

Marketing Contracts     The following schedules provide additional information regarding the Company's marketing and trading portfolio of physical and derivative contracts and the firm transportation keep-whole agreement as of March 31, 2002. The Company records income on these activities using the mark-to-market method. In the first quarter of 2002, the use of mark-to-market accounting compared to historical cost accounting resulted in reduced non-cash income of $27 million, before taxes, related to the marketing and trading activities and reduced non-cash income related to the firm transportation keep-whole agreement of $17 million, before taxes. In the first quarter of 2001, the use of mark-to-market accounting compared to historical cost accounting resulted in additional non-cash income of $17 million, before taxes, related to the marketing and trading activities and $80 million, before taxes, related to the firm transportation keep-whole agreement.
		Firm
	Marketing	Transportation
millions	and Trading	Keep-whole	Total

Fair value of contracts outstanding at December 31, 2001	$17	$(82)	$(65)
Contracts realized or otherwise settled during period	(5)	(12)	(17)
Fair value of new contracts when entered into during period	1	--	1
Other changes in fair value	(21)	(6)	(27)
Fair value of contracts outstanding at March 31, 2002	$(8)	$(100)	$(108)

	Fair Value of Contracts at March 31, 2002
Assets (Liabilities)	Matures	Matures	Matures	Matures
millions	2002	2003-2004	2005-2006	Thereafter	Total

Marketing and Trading
Prices actively quoted	$(7)	$(1)	$--	$--	$(8)
Prices based on models and other valuation
methods	--	--	--	--	--

Firm Transportation Keep-whole
Prices actively quoted	$(16)	$--	$--	$--	$(16)
Prices based on models and other valuation
methods	--	(43)	(27)	(14)	(84)

Total
Prices actively quoted	$(23)	$(1)	$--	$--	$(24)
Prices based on models and other valuation
methods	--	(43)	(27)	(14)	(84)

Capital Resources and Liquidity

Capital Expenditures*
	Three Months Ended
	March 31
millions	2002	2001

Development	$308	$353
Exploration	423	180
Acquisitions of producing properties	--	13
Gathering and other	1	25
Capitalized interest and exploration and development costs	81	87
Total	$813	$658

* Excludes corporate acquisitions

During the first three months of 2002, Anadarko's capital spending (including capitalized interest and overhead) was $813 million, an increase of 24% compared to the same period of 2001. This increase is primarily due to a $243 million increase in exploration spending, partially offset by a $45 million decrease in development spending. The shift in spending from development to exploration activities reflects the Company's decision to focus on increasing its inventory of drilling prospects by identifying new reserves through increased exploration, rather than growing production through development during the current down cycle for energy prices. The increase in exploration activity relates primarily to the higher level of activity in the Gulf of Mexico and Alaska.

Debt     As of March 31, 2002, Anadarko's total debt was $5.52 billion. This compares to total debt of $5.05 billion at December 31, 2001. Due to activities in progress at the beginning of 2002 and the seasonal nature of drilling activity in Alaska and Canada, a disproportionate amount of the 2002 capital expenditure budget was spent in the first quarter of 2002 and, as a result, total debt increased $0.47 billion.

In April 2002, Anadarko filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of up to $1 billion in debt securities, preferred stock, preferred securities, depositary shares, common stock, warrants, purchase contracts and purchase units. Net proceeds, terms and pricing of the offerings of securities issued under the shelf registration statement will be determined at the time of the offerings.

In February 2002, the Company issued $650 million principal amount of 5 3/8% Notes due 2007. In March 2002, the Company issued $400 million principal amount of 6 1/8% Notes due 2012. The net proceeds from these issuances were used to reduce floating rate debt and to fund a portion of the Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) put to the Company for repayment in March 2002.

In March 2001, Anadarko issued $650 million of ZYP-CODES due 2021. Holders of the ZYP-CODES have the right to require Anadarko to purchase all or a portion of their ZYP-CODES in March 2002, 2004, 2006, 2011 or 2016, at $1,000 per ZYP-CODES. In March 2002, ZYP-CODES in the amount of $620 million were put to the Company for repayment and were paid in cash.

Common Stock Purchase Program     In 2001, the Board of Directors authorized the Company to purchase up to $1 billion in shares of Anadarko common stock. The share purchases may be made from time to time, depending on market conditions. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

To enhance the share repurchase program, Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. During 2001, Anadarko sold put options for the purchase of a total of 5 million shares of Anadarko common stock with a notional amount of $240 million. Put options for 1 million shares were exercised and put options for 2 million shares expired unexercised in 2001. In January 2002, the Company entered into an additional put option for 1 million shares of Anadarko common stock with a notional amount of $46 million and received a $3 million premium. Put options for an additional 2 million shares expired unexercised in 2002. The remaining put option for 1 million shares will expire in July 2002, if not exercised. The put option permits a net-share settlement at the Company's option and does not result in a liability on the consolidated balance sheet as of March 31, 2002.

The following table summarizes purchases under the stock purchase program and the effect of the related put option premiums on the repurchase price.
		First
	Annual	Quarter	Total
million, except per share amounts	2001	2002	Program

Shares repurchased	2.2	1.0	3.2
Total paid for shares repurchased	$116	$50	$166
Put premiums settled	(7)	(7)	(14)
Total repurchase price	$109	$43	$152

Average repurchase price per share	$49.41	$43.04	$47.42

Obligations and Commitments

Production Platform     In April 2002, the Company signed an agreement with El Paso Energy Partners (EPN) under which a floating production platform for its Marco Polo discovery in Green Canyon Block 608 of the Gulf of Mexico will be installed. EPN will construct the platform and processing facilities that upon completion, expected in 2004, will be operated by Anadarko. The agreement provides that Anadarko will dedicate its production from Green Canyon Block 608 and 11 other Green Canyon blocks to the processing facilities. The agreement will require a monthly demand charge of slightly over $2 million for five years beginning at the time of project completion and a processing fee based upon production. Anadarko will be entitled to 25% of the net after tax cash proceeds from these facilities after payout, as defined, is attained. The agreement does not contain any purchase options, purchase obligations or value guarantees.

Outlook on Liquidity

Anadarko's net cash from operating activities in the first quarter of 2002 was $0.4 billion compared to $1.1 billion in the first quarter of 2001. The decrease in cash flow is attributed primarily to a significant decrease in natural gas prices, as well as a decrease in crude oil, condensate and NGLs prices. The Company's original capital expenditure budget for 2002 was set at $2.0 billion. The Company intends to adjust capital expenditures to reflect changes in its cash flow from operations. Cash flow from operations will vary depending upon, among other things, actual commodity prices received throughout the year.

Anadarko believes that operating cash flow and existing or available credit facilities will be adequate to meet its capital and operating requirements for 2002. However, due to activities in progress at the beginning of 2002 and the seasonal nature of drilling activity in Alaska and Canada, a disproportionate amount of the 2002 capital expenditure budget will be spent in the first and second quarters of the year. As a result, there will be an increase in debt in the first half of the year that the Company expects to reduce in the second half of 2002. Failure of prices to increase later in the year, as expected, could result in increased borrowing throughout the year. Reduced fourth quarter activity in 2002 relative to 2001 could lead to higher working capital requirements and also result in additional borrowing. The Company has a three-year stock buyback program to purchase up to $1 billion in shares of Anadarko common stock. Anticipated stock repurchases for 2002 are not included in the announced capital expenditure budget and could require additional borrowing.

The Company's credit agreements allow for a maximum capitalization ratio of 60% debt, exclusive of the effect of any non-cash write-downs. As of March 31, 2002, Anadarko's capitalization ratio was 46% debt. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at March 31, 2002. The amount of future common stock dividends will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

Exploration and Development Activities

During the first quarter of 2002, Anadarko participated in a total of 356 wells, including 272 gas wells, 68 oil wells and 16 dry holes. This compares to a total of 243 wells, including 176 gas wells, 57 oil wells and 10 dry holes during the first quarter of 2001. Following are highlights of first quarter 2002 activity:

--  In Algeria, production began from the fourth and final oil production train at the Hassi Berkine central processing facility (CPF). With the start-up of this train, which is capable of processing 75 MBbls/d of oil from five satellite fields in Block 404, gross oil production capacity through the CPF increased to 285 MBbls/d of oil.

--  In North Louisiana, the Vernon field portion of the Bossier play has been expanded to become one of the Company's largest gas fields. Anadarko has increased gross production from 7 MMcf/d of gas when the field was acquired in December 1999 to approximately 78 MMcf/d of gas currently. New leasing and drilling has extended the field to the south and west. Five rigs are currently working in this area.

--  In the Gulf of Mexico, Anadarko and El Paso Energy Partners signed an agreement under which a floating production platform for the Company's Marco Polo discovery at Green Canyon Block 608 will be installed. The facility design and construction has been contracted for, with installation planned for the third quarter of 2003 and start-up planned for the first quarter of 2004. At a water depth of 4,300 feet, Marco Polo will be the deepest tension-leg platform in the world. Six development wells are planned, with drilling scheduled to start in the second quarter of 2002.

--  Also in the Gulf of Mexico, the "H" platform at the South Marsh Island 280-281 complex has been completed and production has reached 99 MMcf/d of gas and 1,000 barrels per day of oil from two discovery wells drilled in 2001. Anadarko has a 50% working interest in these wells. In the third quarter of 2002, the Company expects to install the "I" platform and bring on production from three other recent discoveries. All of these new wells are the result of a reappraisal and redevelopment program in this mature gas field.

--  In Canada, the Company announced three significant natural gas discoveries. In northeast British Columbia, the Sahtaneh b-83 discovery well flowed at a rate of 10 MMcf/d of gas and the Adsett b-82-G, a Slave Point discovery, tested at 5 MMcf/d of gas before stimulation. In the Saddle Hills area of northern Alberta, the 15-28 discovery well was connected to the pipeline and is currently producing 9 MMcf/d of gas.

--  Currently, there is political unrest in Venezuela, where the Company has a 45% participating interest in producing properties. Anadarko is presently unable to predict with certainty any effect the current situation may have on activity planned for 2002 and beyond. However, the situation has not had any material effect to date on the Company's operations.

New Accounting Principles

SFAS No. 143     SFAS No. 143, "Accounting of Asset Retirement Obligations," requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 143.

SFAS No. 145     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 145.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments     Anadarko's derivative commodity instruments currently are comprised of futures, swaps and options contracts. The volume of derivative commodity instruments utilized by the Company to hedge its market price risk and in its energy trading operation can vary during the year within the boundaries of its established risk management policy guidelines.

Anadarko uses derivative financial instruments for various purposes and carefully monitors the credit worthiness of each counterparty. Derivative financial instruments utilized to manage or reduce commodity price risk related to the Company's equity production are accounted for under the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and for Hedging Activities." All derivatives are carried on the balance sheet at fair value. Realized gains/losses and option premiums are recognized in the statement of income when the underlying physical gas and oil production is sold. Accordingly, realized derivative gains/losses are generally offset by similar changes in the realized prices of the underlying physical gas and oil production. Realized derivative gains/losses are reflected in the average sales price of the physical gas and oil production.

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

As of March 31, 2002, the Company had a net unrealized loss of $26 million before taxes, or $16 million after taxes, on derivative commodity instruments entered into to hedge equity production recorded in accumulated other comprehensive income. At December 31, 2001, the Company had a net unrealized gain of $7 million before taxes (gains of $9 million and losses of $2 million), or $4 million after taxes. Other income for the first quarter of 2002 and 2001, included $11 million of net losses and $9 million of net gains, respectively, related to derivative instruments designated as cash flow hedges. These gains/losses were primarily due to the change in the time value of the option contracts that was excluded from the assessment of hedge effectiveness, and the ineffective portion of the hedge. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in commodity prices, the potential additional loss on these derivative commodity instruments would be approximately $37 million.

As of March 31, 2002 and December 31, 2001, the Company had the following volumes under derivative contracts related to its oil and gas producing activities (non-trading activity). The difference between the fair values in the table and the unrealized gain (loss) recognized in accumulated other comprehensive income is due to premiums and ineffectiveness.

March 31, 2002
				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type**	(million MMBtu)	($ per MMBtu)	millions

Natural Gas
2002	2-way collar*	1.7	3.00-5.00	$--
2002	3-way collar*	5.2	2.20-3.00-4.83	--
2002	Swaps*	30.6	3.09	(8)
2003	2-way collar*	2.3	3.00-5.00	--
2003	3-way collar*	6.8	2.20-3.00-4.83	(1)
2004	2-way collar*	2.3	3.00-5.00	--
2004	3-way collar*	6.9	2.20-3.00-4.83	(1)
2005	2-way collar*	2.3	3.00-5.00	--
2005	3-way collar*	6.8	2.20-3.00-4.83	(1)
2002	Calls sold	7.5	3.60	(2)
2002	Calls purchased	4.1	3.44	1
2003	Calls sold	7.4	3.15	(1)
2003	Calls purchased	10.2	3.31	1
2004	Calls sold	0.7	2.92	--
2004	Calls purchased	0.7	2.92	--
	Total			$(12)

				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type**	(MMBbls)	($ per barrel)	millions

Crude Oil
2002	Swaps*	4.3	24.58	$(4)
2002	2-way collar*	1.1	22.30-23.32	(3)
2002	3-way collar*	5.1	17.96-22.05-28.11	(5)
2003	Swaps*	0.8	23.80	--
2003	2-way collar*	0.4	22.30-23.32	(1)
2003	3-way collar*	3.7	17.00-21.00-26.33	(3)
	Total			$(16)

December 31, 2001
				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type**	(million MMBtu)	($ per MMBtu)	millions

Natural Gas
2002	2-way collar*	2.3	3.00-5.00	$1
2002	3-way collar*	6.8	2.20-3.00-4.83	2
2003	2-way collar*	2.3	3.00-5.00	1
2003	3-way collar*	6.8	2.20-3.00-4.83	1
2004	2-way collar*	2.3	3.00-5.00	1
2004	3-way collar*	6.9	2.20-3.00-4.83	1
2005	2-way collar*	2.3	3.00-5.00	1
2005	3-way collar*	6.8	2.20-3.00-4.83	1
2002	Calls sold	10.1	3.66	2
2002	Calls purchased	4.9	3.50	--
2003	Calls sold	7.4	3.18	(2)
2003	Calls purchased	10.2	4.12	2
2004	Calls sold	0.7	2.95	--
2004	Calls purchased	0.7	2.95	--
	Total			$11

				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type**	(MMBbls)	($ per barrel)	millions

Crude Oil
2002	Swaps*	0.4	25.56	$2
2002	3-way collar*	3.3	19.11-23.33-30.51	6
	Total			$8

MMBtu - million British thermal units
MMBbls - million barrels

*	Qualifies for hedge accounting.
**

A "2-way collar" is a combination of options, a sold call and purchased put. The purchased put establishes a minimum price (the "floor") and the sold call establishes a maximum price (the "ceiling") the Company will receive for the volumes under contract. A "3-way collar" is a combination of options, a sold call, a purchased put and a sold put. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be New York Mercantile Exchange plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (the "ceiling") the Company will receive for the volumes under contract.

Derivative financial instruments utilized in the Company's energy trading activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment are accounted for under the mark-to-market accounting method pursuant to Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under this method, the derivatives and physical delivery purchase and sale contracts are revalued in each accounting period and premiums and unrealized gains/losses are immediately recorded in the statement of income and carried as assets or liabilities on the balance sheet. Anadarko's energy marketing and trading business is backed by the Company's substantial oil and gas production and reserves. In the United States and Canada, the Company purchases natural gas produced by other companies in those areas where the Company has substantial production volumes. Third-party purchases allow the Company to aggregate larger volumes of gas and attract larger, more creditworthy customers, which in turn spreads the Company's relatively fixed overhead costs over more gas and can help reduce transportation costs. The Company does not engage in market making practices nor does it trade in any non-energy-related commodities. The marketing and trading business's risk position, most of the time, is a net short position. Excluding the firm transportation keep-whole agreement, essentially all of the Company's trading transactions have a term of less than one year and most are less than three months. The keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. As of March 31, 2002, the Company had a net unrealized loss of $3 million (gains of $34 million and losses of $37 million) on derivative commodity instruments entered into for trading purposes and a net unrealized loss of $5 million (gains of $16 million and losses of $21 million) on physical contracts entered into for trading purposes. As of December 31, 2001, the Company had a net unrealized loss of $49 million (gains of $42 million and losses of $91 million) on derivative commodity instruments entered into for trading purposes. Losses on derivative commodity instruments were offset by a net unrealized gain of $66 million (gains of $82 million and losses of $16 million) on physical contracts entered into for trading purposes. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential loss on the derivative instruments would be decreased by approximately $10 million.

The energy trading derivative contracts are primarily used to neutralize fixed price exposure in physical delivery agreements and to generate profit on or from exposure to changes in the market price of crude oil and natural gas. As of March 31, 2002 and December 31, 2001, the Company had the following volumes under derivative contracts related to its trading activity:

March 31, 2002
				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type	(million MMBtu)	($ per MMBtu)	millions

Natural Gas
2002	Futures sold	15.4	2.88	$(9)
2002	Futures purchased	16.8	3.18	5
2002	Swaps	45.6	3.31	1
2002	Calls sold	3.1	2.75	--
2002	Calls purchased	5.3	3.59	--
2002	Puts sold	6.6	3.05	(2)
2002	Puts purchased	3.5	2.54	--
2003	Futures sold	4.7	3.47	(2)
2003	Futures purchased	6.2	3.52	2
2003	Swaps	20.2	3.45	5
2004	Futures sold	0.5	3.84	--
2004	Swaps	0.2	3.89	--
2005	Swaps	1.0	3.78	--
2006	Swaps	0.6	3.69	--
	Total			$--

				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type	(MMBbls)	($ per barrel)	millions

Crude Oil
2002	Futures sold	2.1	22.44	$(7)
2002	Futures purchased	2.1	21.44	5
2002	Swaps	0.1	19.76	(1)
2002	Calls sold	0.3	23.50	--
2002	Calls purchased	0.2	24.00	--
2002	Puts sold	0.2	20.50	--
2002	Puts purchased	0.2	20.50	--
	Total			$(3)

December 31, 2001
				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type	(million MMBtu)	($ per MMBtu)	millions

Natural Gas
2002	Futures sold	23.8	3.34	$18
2002	Futures purchased	22.3	3.50	(21)
2002	Swaps	72.3	3.20	(42)
2002	Calls sold	8.5	3.07	1
2002	Calls purchased	12.8	4.09	1
2002	Puts sold	8.3	3.25	(7)
2002	Puts purchased	0.8	2.58	--
2003	Futures sold	1.2	3.51	--
2003	Futures purchased	0.3	3.36	--
2003	Swaps	12.2	3.12	--
	Total			$(50)

				Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type	(MMBbls)	($ per barrel)	millions

Crude Oil
2002	Futures sold	2.8	19.80	$(1)
2002	Futures purchased	1.5	20.05	2
2002	Swaps	0.5	21.77	--
2002	Calls sold	0.4	29.50	--
	Total			$1

RME Holding Company (RME) was a party to several long-term firm gas transportation agreements that supported their gas marketing program within the gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Field Services, Inc. (Duke). Most of the GPM's firm long-term transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, RME agreed to pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay RME if the transportation market values exceed the contract transportation rates (keep-whole agreement). Net (payments) to or receipts from Duke for the three months ended March 31, 2002 and 2001 were $(10) million and $76 million, respectively. Transportation contracts transferred to Duke in the GPM disposition and the contract not transferred, all of which are included in the keep-whole agreement with Duke, relate to various pipelines. This keep-whole agreement is accounted for on a mark-to-market basis. This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. During the first quarter of 2002, the Company recognized other expense of $6 million ($3 million from the agreement and $3 million from derivative financial instruments). During the first quarter of 2001, the Company recognized other income of $140 million ($183 million from the agreement and $(43) million from derivative financial instruments). As of March 31, 2002, other current liabilities included $23 million and other long-term liabilities included $77 million related to this agreement. As of December 31, 2001, other current liabilities included $27 million and other long-term liabilities included $80 million related to this agreement. The future gain or loss from this agreement cannot be accurately predicted.

Anticipated discounted and undiscounted liabilities for the firm transportation keep-whole commitment at March 31, 2002 are as follows:
	March 31, 2002
millions	Undiscounted	Discounted

2002	$16	$16
2003	23	21
2004	27	22
2005	20	15
2006	19	12
Later years	23	14
Total	$128	$100

The Company may periodically use derivative financial instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. While the derivatives are intended to reduce the Company's exposure to declines in transportation market rates, they also limit the potential to benefit from market price increases. For the three months ended March 31, 2002 and 2001, the Company recognized other expense of $3 million and $43 million, respectively, on derivative financial instruments related to transportation rates. At March 31, 2002 and December 31, 2001 other current assets included zero and $25 million, respectively, of unrealized gains related to this agreement. Due to decreased liquidity, the use of derivative financial instruments to manage this risk is generally limited to the forward twelve months only.

As of March 31, 2002, the Company had no volumes under derivative contracts related to the firm transportation keep-whole agreement. As of December 31, 2001, the Company had the following volumes under derivative contracts related to the firm transportation keep-whole agreement:

December 31, 2001
Net Fair Value
Production		Volumes	Average Price	Asset (Liability)
Period	Instrument Type	(million MMBtu)*	($ per MMBtu)	millions

Natural Gas
2002	Swaps	4.2	8.42	$25

*	Represents 2% of the Company's total volumetric exposure under the keep-whole agreement for 2002.

For additional information regarding the Company's marketing and trading portfolio and the firm transportation keep-whole agreement see Marketing Strategies under Item 2 of this Form 10-Q.

Common Stock Purchase Program     In 2001, the Board of Directors authorized the Company to purchase up to $1 billion in shares of Anadarko common stock. The share purchases may be made from time to time, depending on market conditions. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During 2001, the Company purchased 2.2 million shares of common stock for $116 million. In January 2002, the Company purchased an additional 1 million shares of common stock for $50 million.

To enhance the share repurchase program, Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. During 2001, Anadarko sold put options for the purchase of a total of 5 million shares of Anadarko common stock with a notional amount of $240 million. Put options for 1 million shares were exercised and put options for 2 million shares expired unexercised in 2001. In January 2002, the Company entered into an additional put option for 1 million shares of Anadarko common stock with a notional amount of $46 million and received a $3 million premium. Put options for an additional 2 million shares expired unexercised in 2002. The remaining put option for 1 million shares will expire in July 2002, if not exercised. The put option permits a net-share settlement at the Company's option and does not result in a liability on the consolidated balance sheet as of March 31, 2002.

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

At March 31, 2002 and December 31, 2001, a Canadian subsidiary had $187 million outstanding of fixed-rate notes and debentures denominated in U.S. dollars. During the first quarter of 2002 and 2001, the Company recognized zero and $33 million, respectively, of non-cash losses before taxes associated with the remeasurement of this debt. The potential foreign currency remeasurement impact on earnings from a 10% change in the March 31, 2002 Canadian exchange rate would be about $19 million based on the outstanding debt at March 31, 2002.

The Company periodically enters into foreign currency contracts to hedge specific currency exposures from commercial transactions. The Company has acquired foreign currency forward exchange contracts with maturities through October 2004 and recorded a $4 million deferred liability representing the fair value of these contracts. These contracts were determined to be cash flow hedges of Anadarko Canada's future U.S. dollar denominated hydrocarbon sales. This deferred liability will be recognized in earnings when the contracts are settled. The unrealized loss on foreign currency contracts excluding the $4 million unamortized deferred liability as of March 31, 2002 and December 31, 2001 was $6 million. Approximately $3 million of the after tax unrealized loss was included in accumulated other comprehensive income as of March 31, 2002 and December 31, 2001. No portion of the balance is expected to be reclassified into earnings during 2002.

The following table summarizes the Company's open foreign currency positions at March 31, 2002 and December 31, 2001:
	March 31,	December 31,
$ in millions, except foreign currency rates	2002	2001

Notional amount - US$	$70	$70
Forward rate	1.36	1.36
Market rate	1.58	1.58
Decrease in rate	(0.22)	(0.22)
Fair value - loss - C$	$15	$15
Fair value - loss - US$	$10	$10

At March 31, 2002 and December 31, 2001, the Company's Latin American subsidiaries had foreign deferred tax liabilities denominated in the local currency equivalent totaling $66 million and $78 million, respectively. During the first quarter of 2002 and 2001, the Company recognized tax benefits associated with remeasurement of these deferred tax liabilities of $13 million and zero, respectively. In conjunction with the sale of Latin American properties in 2001, the Company indemnified a purchaser for the use of local tax losses denominated in the local currency equivalent totaling $22 million. The potential foreign currency remeasurement impact on net earnings from a 10% change in the March 31, 2002 Latin American exchange rates would be approximately $8 million.

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

Exhibits not incorporated by reference to a prior filing are designated by an (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit			Original Filed	File
Number		Description	Exhibit	Number

3	(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
		of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

	(b)	By-laws of Anadarko Petroleum	3(e) to Form 10-Q	1-8968
		Corporation, as amended	for the quarter ended
September 30, 2000

	(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
		Restated Certificate of Incorporation	July 28, 2000

4	(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
		Cumulative Preferred Stock, Series B	May 6, 1998

	(b)	Rights Agreement, dated as of	4.1 to Form 8-A dated	1-8968
		October 29, 1998, between Anadarko	October 30, 1998
and The Chase Manhattan Bank

*12		Computation of Ratios of Earnings to Fixed
Charges and Earnings to Combined Fixed
Charges and Preferred Stock Dividends
(b)	Reports on Form 8-K

A report on Form 8-K dated January 30, 2002 was filed in which the earliest event reported was January 29,
2002. This event was reported under Item 5 "Other Events" and Item 7(c), "Exhibits."

A report on Form 8-K dated February 22, 2002 was filed in which the earliest event reported was
February 22, 2002. This event was reported under Item 5 "Other Events" and Item 7(c), "Exhibits."

A report on Form 8-K dated March 8, 2002 was filed in which the earliest event reported was March 8, 2002.
This event was reported under Item 5 "Other Events" and Item 7(c), "Exhibits."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.
ANADARKO PETROLEUM CORPORATION
(Registrant)

May 10, 2002	By: /s/ MICHAEL E. ROSE
Michael E. Rose - Executive Vice President,
Finance and Chief Financial Officer