Form 10-Q
period 2002-09-30
ANADARKO PETROLEUM CORP
filed 2002-11-14
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002
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

     The number of shares outstanding of the Company's common stock as of October 31, 2002 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	248,621,602

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions except per share amounts	2002	2001	2002	2001
Revenues
Gas sales	$429	$528	$1,294	$2,501
Oil and condensate sales	431	384	1,206	1,129
Natural gas liquids sales	57	66	156	210
Other sales	34	32	87	80
Total	951	1,010	2,743	3,920

Costs and Expenses
Operating expenses	172	195	555	572
Administrative and general	78	67	227	180
Depreciation, depletion and amortization	288	305	829	899
Other taxes	50	54	168	203
Impairments related to oil and gas properties	--	2,528	33	2,543
Amortization of goodwill	--	21	--	57
Total	588	3,170	1,812	4,454

Operating Income (Loss)	363	(2,160)	931	(534)

Other (Income) Expense
Merger expenses	--	9	--	36
Interest expense	49	18	146	65
Other (income) expense	9	9	11	(91)
Total	58	36	157	10

Income (Loss) Before Income Taxes	305	(2,196)	774	(544)

Income Taxes
Income taxes	115	(845)	254	(228)
Effect of change in Canadian income tax rate	--	--	--	(31)
Total	115	(845)	254	(259)

Net Income (Loss) Before Cumulative Effect of Change
in Accounting Principle	$190	$(1,351)	$520	$(285)

Preferred Stock Dividends	1	2	4	6

Net Income (Loss) Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$189	$(1,353)	$516	$(291)

Cumulative Effect of Change in Accounting Principle	--	--	--	5

Net Income (Loss) Available to Common Stockholders	$189	$(1,353)	$516	$(296)

Per Common Share
Net income (loss) - before change in accounting principle - basic	$0.76	$(5.41)	$2.08	$(1.16)
Net income (loss) - before change in accounting principle - diluted	$0.74	$(5.41)	$2.01	$(1.16)
Change in accounting principle - basic	$--	$--	$--	$(0.02)
Change in accounting principle - diluted	$--	$--	$--	$(0.02)
Net income (loss) - basic	$0.76	$(5.41)	$2.08	$(1.18)
Net income (loss) - diluted	$0.74	$(5.41)	$2.01	$(1.18)
Dividends	$0.075	$0.05	$0.225	$0.15

Average Number of Common Shares Outstanding - Basic	249	250	248	250
Average Number of Common Shares Outstanding - Diluted	258	250	260	250

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
millions	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$31	$37
Accounts receivable, net of allowance:
Customers	557	532
Others	296	486
Other current assets	167	146

Total	1,051	1,201

Properties and Equipment
Original cost (includes unproved properties of $3,453 and $3,573
as of September 30, 2002 and December 31, 2001, respectively)	21,872	20,088
Less accumulated depreciation, depletion and amortization	7,300	6,451

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	14,572	13,637

Other Assets	524	503

Goodwill	1,433	1,430

	$17,580	$16,771

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEET (continued)
(Unaudited)

	September 30,	December 31,
millions except share amounts	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$840	$1,132
Accrued expenses	438	257
Current portion, notes and debentures	--	412

Total	1,278	1,801

Long-term Debt	5,460	4,638

Other Long-term Liabilities
Deferred income taxes	3,553	3,451
Other	507	516

Total	4,060	3,967

Stockholders' Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, 0.1 million shares
issued as of September 30, 2002 and December 31, 2001)	101	103
Common stock, par value $0.10 per share
(450.0 million shares authorized, 254.5 million and 254.1 million shares
issued as of September 30, 2002 and December 31, 2001, respectively)	25	25
Paid-in capital	5,332	5,336
Retained earnings	1,736	1,276
Treasury stock
(3.2 million and 2.2 million shares as of September 30, 2002
and December 31, 2001, respectively)	(166)	(116)
Deferred compensation and ESOP (0.7 million and 0.9 million shares
as of September 30, 2002 and December 31, 2001, respectively)	(70)	(96)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of September 30, 2002 and December 31, 2001)	(89)	(114)
Accumulated other comprehensive income (loss):
Unrealized loss on derivatives	(30)	--
Foreign currency translation adjustments	(42)	(46)
Minimum pension liability	(15)	(3)
Total	(87)	(49)

Total	6,782	6,365

Commitments and Contingencies	--	--

	$17,580	$16,771

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2002	2001	2002	2001

Net Income (Loss) Available to Common Stockholders	$189	$(1,353)	$516	$(296)

Other Comprehensive Income (Loss), net of income taxes
Unrealized gain (loss) on derivatives:
Cumulative effect of accounting change (1)	--	--	--	(5)
Reclassification of cumulative effect of accounting change
included in net income (2)	--	--	--	3
Unrealized gain (loss) during the period (3)	(20)	13	(34)	31
Reclassification for gains (losses) included in net income (4)	(1)	(10)	4	(10)
Total unrealized gain (loss) on derivatives	(21)	3	(30)	19

Foreign currency translation adjustments	(69)	(42)	4	(23)

Minimum pension liability adjustment (5)	--	--	(12)	(3)

Total	(90)	(39)	(38)	(7)

Comprehensive Income (Loss)	$99	$(1,392)	$478	$(303)

(1) net of income tax benefit (expense) of:	$--	$--	$--	$3
(2) net of income tax benefit (expense) of:	--	--	--	(1)
(3) net of income tax benefit (expense) of:	11	(8)	20	(18)
(4) net of income tax benefit (expense) of:	--	6	(3)	6
(5) net of income tax benefit (expense) of:	--	--	7	1

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
millions	2002	2001
Cash Flow from Operating Activities
Net income (loss) before cumulative effect of change in accounting principle	$520	$(285)
Adjustments to reconcile net income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	839	900
Amortization of goodwill	--	57
Non-cash merger expenses	--	11
Interest expense - zero coupon debentures	10	9
Deferred income taxes	116	(412)
Impairments related to oil and gas properties	33	2,543
Other non-cash items	(19)	78
	1,499	2,901
Decrease in accounts receivable	137	386
Decrease in accounts payable and accrued expenses	(47)	(561)
Other items - net	(84)	(74)

Net cash provided by operating activities	1,505	2,652

Cash Flow from Investing Activities
Additions to properties and equipment	(1,830)	(2,253)
Acquisition costs, net of cash acquired	(17)	(940)
Sales and retirements of properties and equipment	72	100

Net cash used in investing activities	(1,775)	(3,093)

Cash Flow from Financing Activities
Additions to debt	1,343	2,419
Retirements of debt	(936)	(1,936)
Increase (decrease) in accounts payable, banks	(59)	32
Dividends paid	(60)	(43)
Retirement of preferred stock	(2)	(76)
Purchase of treasury stock	(50)	(116)
Issuance of common stock and common stock put options	29	41

Net cash provided by financing activities	265	321

Effect of Exchange Rate Changes on Cash	(1)	(11)

Net Decrease in Cash and Cash Equivalents	(6)	(131)

Cash and Cash Equivalents at Beginning of Period	37	199

Cash and Cash Equivalents at End of Period	$31	$68

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Accounting Policies

General     Anadarko Petroleum Corporation is engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also engages in the hard minerals business through non-operated joint ventures and royalty arrangements in several coal, trona (natural soda ash) and industrial mineral mines. The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries. The principal subsidiaries of Anadarko are: Anadarko E&P Company LP; Anadarko Holding Company (Anadarko Holding); Anadarko Canada Energy Ltd.; Anadarko Canada Corporation; Anadarko Land Corp.; and, Anadarko Algeria Company, LLC. Certain amounts for the prior periods have been reclassified to conform to the current presentation.

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of financial position as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to litigation, environmental liabilities, income taxes and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Changes in Accounting Principles     In the third quarter of 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts." In accordance with the implementation of EITF Issue No. 02-3, marketing sales and purchases for prior periods have been reclassified to show net marketing margins as revenues. The marketing margins related to the Company's equity production are included in gas sales, oil and condensate sales and natural gas liquids sales and are reflected in commodity prices. The marketing margin related to purchases of third-party commodities is included in other sales. This reclassification has no effect on reported net income or cash flow.

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

As of the end of October 2002, the Company has outstanding derivative financial instruments and fixed price physical delivery sales contracts that hedged 11% of the Company's natural gas production and 37% of its crude oil production, which is expected to be produced during the remainder of 2002. In addition, as of the end of October 2002, the Company has outstanding derivative financial instruments and fixed price physical delivery sales contracts that hedged 30% of the Company's natural gas production and 30% of its crude oil production, which is expected to be produced during 2003 and 22% of the Company's natural gas production and 3% of its crude oil production, which is expected to be produced during 2004.

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

Derivative financial instruments, as well as physical delivery purchase and sale contracts, utilized in the Company's energy trading activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment are accounted for under the mark-to-market accounting method pursuant to EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under this method, the derivatives and physical delivery contracts are revalued in each accounting period and premiums and unrealized gains/losses are recorded in the statement of income and carried as assets or liabilities on the balance sheet.

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

Earnings Per Share     The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options and performance-based stock awards under the treasury stock method and outstanding put options under the reverse treasury stock method, if including such equity instruments is dilutive. Diluted EPS amounts also include the net effect of the Company's convertible debentures and Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) assuming the conversions occurred at the beginning of the year or the date of issuance, if including such potential common shares is dilutive.

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for the Company in January 2003. The Company does not expect the adoption of SFAS No. 145 to materially affect the consolidated financial statements.

SFAS No. 146, "Accounting for Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 will be effective for the Company in January 2003. The Company does not expect the adoption of SFAS No. 146 to materially affect the consolidated financial statements.

EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," was rescinded in October 2002. Accordingly, energy related contracts that are not accounted for pursuant to SFAS No. 133 will be accounted for as executory contracts and carried on an accrual basis, not fair value. For contracts existing on October 25, 2002, this consensus will be effective January 1, 2003. Contracts entered into after October 25, 2002 will be accounted for under SFAS No. 133. The Company is evaluating the impact of this rescission.

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

The goodwill impairment test is performed annually, and also at interim dates upon the occurrence of significant events. Significant events include: a significant adverse change in legal factors or business climate; an adverse action or assessment by a regulator; a more-likely-than-not expectation that a reporting unit or significant portion of a reporting unit will be sold; significant adverse trends in current and future oil and gas prices; nationalization of any of the Company's oil and gas properties; or, significant increases in a reporting unit's carrying value relative to its fair value. The initial goodwill impairment test was required to be performed using an effective date of January 1, 2002.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
millions except per share amounts	2002	2001	2002	2001
Net income (loss)	$189	$(1,353)	$516	$(296)
Add: Goodwill amortization	--	21	--	57
Adjusted net income (loss)	$189	$(1,332)	$516	$(239)

Earnings (loss) per share - basic	$0.76	$(5.41)	$2.08	$(1.18)
Goodwill amortization per share - basic	--	0.09	--	0.23
Adjusted earnings (loss) per share - basic	$0.76	$(5.32)	$2.08	$(0.95)

Earnings (loss) per share - diluted	$0.74	$(5.41)	$2.01	$(1.18)
Goodwill amortization per share - diluted	--	0.09	--	0.23
Adjusted earnings (loss) per share - diluted	$0.74	$(5.32)	$2.01	$(0.95)

	Years Ended December 31
millions except per share amounts	1997	1998	1999	2000	2001
Net income (loss)	$107	$(49)	$32	$796	$(188)
Add: Goodwill amortization	--	--	--	31	73
Adjusted net income (loss)	$107	$(49)	$32	$827	$(115)

Earnings (loss) per share - basic	$0.90	$(0.41)	$0.25	$4.32	$(0.75)
Goodwill amortization per share - basic	--	--	--	0.17	0.29
Adjusted earnings (loss) per share - basic	$0.90	$(0.41)	$0.25	$4.49	$(0.46)

Earnings (loss) per share - diluted	$0.89	$(0.41)	$0.25	$4.16	$(0.75)
Goodwill amortization per share - diluted	--	--	--	0.16	0.29
Adjusted earnings (loss) per share - diluted	$0.89	$(0.41)	$0.25	$4.32	$(0.46)

The change in goodwill since December 31, 2001 is due primarily to foreign currency remeasurements. Future changes in goodwill may result from, among other things, foreign currency remeasurement, changes in deferred income tax liabilities related to acquisitions, divestitures, impairments or future acquisitions.

3.  Inventories     The major classes of inventories, which are included in other current assets, are as follows:

	September 30,	December 31,
millions	2002	2001
Materials and supplies	$78	$61
Crude oil	29	22
Natural gas	17	18
Total	$124	$101

4.  Properties and Equipment     Oil and gas properties include costs of $3.5 billion at September 30, 2002 and $3.6 billion at December 31, 2001, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. At September 30, 2002 and December 31, 2001, the Company's investment in countries where reserves have not been established was $56 million and $53 million, respectively.

Total interest costs incurred during the third quarter of 2002 and 2001 were $91 million and $73 million, respectively. Of these amounts, the Company capitalized $42 million and $55 million during the third quarter of 2002 and 2001, respectively. Total interest costs incurred during the first nine months of 2002 and 2001 were $267 million and $222 million, respectively. Of these amounts, the Company capitalized $121 million and $157 million during the first nine months of 2002 and 2001, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The interest rates for capitalization are based on the Company's weighted average cost of borrowings used to finance the expenditures applied to costs excluded that are under active evaluation.

In addition to capitalized interest, the Company also capitalized internal costs of $48 million and $43 million during the third quarter of 2002 and 2001, respectively. For the first nine months of 2002 and 2001, the Company capitalized internal costs of $148 million and $125 million, respectively. These internal costs were directly related to exploration and development activities and are included as part of the cost of oil and gas properties.

The Company limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization (DD&A) and the related deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves, generally using prices in effect at the end of the period held flat for the life of production, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense.

As a result of low natural gas and oil prices at September 30, 2001, Anadarko's capitalized costs of oil and gas properties, primarily in the United States, Canada and Argentina, exceeded the ceiling limitation and the Company recorded a $2.5 billion ($1.6 billion after taxes) non-cash write-down in the third quarter of 2001. The pre-tax write-down is reflected as additional accumulated DD&A in the accompanying balance sheet.

5.  Debt     A summary of debt follows:

	September 30, 2002		December 31, 2001
millions	Principal	Carrying Value	Principal	Carrying Value
Notes Payable, Banks	$8	$8	$228	$228
Commercial Paper	211	211	226	226
Long-term Portion of Capital Lease	8	8	9	9
6.8% Debentures due 2002	--	--	88	88
6 3/4% Notes due 2003	73	73	73	73
5 7/8% Notes due 2003	83	83	83	83
6.5% Notes due 2005	170	166	170	164
7.375% Debentures due 2006	88	87	88	87
7% Notes due 2006	174	170	174	170
5 3/8% Notes due 2007	650	647	--	--
6.75% Notes due 2008	116	111	116	110
7.8% Debentures due 2008	11	11	11	11
7.3% Notes due 2009	85	83	85	82
6 3/4% Notes due 2011	950	911	950	910
6 1/8% Notes due 2012	400	395	--	--
5% Notes due 2012	300	297	--	--
7.05% Debentures due 2018	114	105	114	105
Zero Coupon Convertible
Debentures due 2020	377	377	367	367
Zero Yield Puttable Contingent
Debt Securities due 2021	30	30	650	650
7.5% Debentures due 2026	112	105	112	105
7% Debentures due 2027	54	54	54	54
6.625% Debentures due 2028	17	17	17	17
7.15% Debentures due 2028	235	212	235	212
7.20% Debentures due 2029	135	135	135	135
7.95% Debentures due 2029	117	117	117	117
7 1/2% Notes due 2031	900	862	900	862
7.73% Debentures due 2096	61	61	61	61
7 1/4% Debentures due 2096	49	49	49	49
7.5% Debentures due 2096	83	75	83	75
Total debt	$5,611	5,460	$5,195	5,050
Less current portion		--		412
Total long-term debt		$5,460		$4,638

At September 30, 2002, $669 million of notes, debentures and securities will mature or may be put to Anadarko within the next twelve months. In accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced," this amount is classified as long-term debt, since Anadarko has the intent and ability to refinance this debt under the terms of Anadarko's Bank Credit Agreements. At December 31, 2001, $1.16 billion of notes, debentures and securities would mature or could be put to Anadarko within the next twelve months. In accordance with SFAS No. 6, $750 million of this amount was classified as long-term debt, under the terms of Anadarko's Bank Credit Agreements. The remaining $412 million was classified as current liabilities.

In March 2001, Anadarko issued $650 million of ZYP-CODES due 2021. In March 2002, ZYP-CODES in the amount of $620 million were put to the Company for repayment and were paid in cash. Holders of the remaining ZYP-CODES have the right to require Anadarko to purchase all or a portion of their ZYP-CODES in March 2004, 2006, 2011 or 2016, at $1,000 per ZYP-CODES.

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

In September 2002, Anadarko issued $300 million principal amount of 5% Notes due 2012. The net proceeds from the issuance were used to reduce floating rate debt. These Notes were issued under the shelf registration statement filed in April 2002.

In October 2002, the Company entered into a 364-Day Revolving Credit Agreement. The agreement provides for $225 million principal amount and expires in 2003. Also in October 2002, Anadarko Canada Corporation, a wholly owned subsidiary of Anadarko, entered into a 364-Day Canadian Credit Agreement. The agreement provides for US$300 million principal amount and expires in 2003. The Canadian agreement is fully and unconditionally guaranteed by Anadarko. In addition, the Company has a Revolving Credit Agreement that provides for $225 million principal amount and expires in 2004.

6. Financial Instruments

Commodity Derivative Instruments     The Company is exposed to price risk from changing commodity prices. Management believes it is prudent to minimize the variability in cash flows on a portion of its oil and gas production. To meet this objective, the Company enters into various types of commodity derivative financial instruments to manage fluctuations in cash flows resulting from changing commodity prices. The Company also uses fixed price physical delivery sales contracts to accomplish this objective. The types of financial instruments utilized by the Company may include futures, swaps and options.

As of the end of October 2002, the Company has outstanding derivative financial instruments and fixed price physical delivery sales contracts that hedged 11% of the Company's natural gas production and 37% of its crude oil production, which is expected to be produced during the remainder of 2002. In addition, as of the end of October 2002, the Company has outstanding derivative financial instruments and fixed price physical delivery sales contracts that hedged 30% of the Company's natural gas production and 30% of its crude oil production, which is expected to be produced during 2003 and 22% of the Company's natural gas production and 3% of its crude oil production, which is expected to be produced during 2004.

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

Futures contracts are generally used to fix the price of expected future oil and gas sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Settlements of futures contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange and have nominal credit risk. Swap agreements are generally used to fix or float the price of oil and gas at the Company's market locations. Swap agreements are also used to fix the price differential between the price of gas at Henry Hub and various other market locations. Swap agreements expose the Company to credit risk to the extent the counterparty is unable to meet its monthly settlement commitment. The Company carefully monitors the creditworthiness of each counterparty. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses in settling with its swap counterparties. Options are generally used to fix a floor and/or a ceiling price (collar) for the Company's expected future oil and gas sales. The Company buys/sells options through exchanges as well as in the over the counter market.

Cash Flow Hedges     At September 30, 2002, the Company had option and swap contracts in place to fix floor and/or ceiling prices on a portion of expected future sales of equity gas and oil production. As of September 30, 2002, the Company had a net unrealized loss of $41 million before taxes (gains of $13 million and losses of $54 million), or $27 million after taxes, on derivative commodity instruments entered into to hedge equity production recorded in accumulated other comprehensive income compared to a net unrealized gain of $7 million before taxes (gains of $9 million and losses of $2 million), or $4 million after taxes at December 31, 2001. Other income for the three months ended September 30, 2002 and 2001 included $16 million and $1 million of net losses, respectively, and for the nine months ended September 30, 2002 and 2001 included $24 million of net losses and $26 million of net gains, respectively, primarily due to recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness.

As of September 30, 2002 and December 31, 2001, the Company had the following volumes under derivative contracts related to its oil and gas producing activities (non-trading activity). The difference between the fair values in the table and the unrealized gain (loss) before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness.

September 30, 2002
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type**	Volumes	Average Price	millions

Natural Gas		(million MMBtu)	($ per MMBtu)

2002	2-way collar*	9	3.75-4.19	$(1)
2002	3-way collar*	1	2.20-3.00-5.05	--
2003	Swaps*	73	3.89	(13)
2003	3-way collar*	77	2.52-3.59-4.69	(3)
2004	Swaps*	73	3.88	(3)
2004	3-way collar*	58	2.48-3.47-4.91	(1)
2005	3-way collar*	4	2.20-3.00-5.05	--
2002	Calls sold	2	3.40	--
2002	Calls purchased	2	3.39	--
2002	2-way collar	1	3.00-5.00	--
2002	3-way collar	1	2.20-3.00-4.60	--
2003	Calls sold	7	3.19	(3)
2003	Calls purchased	10	3.35	3
2003	2-way collar	2	3.00-5.00	--
2003	3-way collar	3	2.20-3.00-4.60	--
2004	Calls sold	1	2.95	--
2004	Calls purchased	1	2.95	--
2004	2-way collar	2	3.00-5.00	--
2004	3-way collar	3	2.20-3.00-4.60	(1)
2005	2-way collar	2	3.00-5.00	--
2005	3-way collar	4	2.20-3.00-4.60	--
	Total			$(22)

Crude Oil		(MMBbls)	($ per barrel)

2002	Swaps*	2	26.77	$(8)
2002	2-way collar*	2	25.00-28.22	(5)
2002	3-way collar*	2	17.89-21.94-28.04	(5)
2003	Swaps*	5	25.39	(3)
2003	3-way collar*	4	18.60-23.40-28.25	(2)
2004	Swaps*	3	23.09	--
2002	Swaps	1	23.80	(1)
2002	2-way collar	--	22.30-23.32	(2)
2003	Swaps	1	23.80	--
2003	2-way collar	--	22.30-23.32	(2)
2003	3-way collar	16	18.63-23.91-27.22	(4)
	Total			$(32)

December 31, 2001
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type**	Volumes	Average Price	millions

Natural Gas		(million MMBtu)	($ per MMBtu)

2002	2-way collar*	2	3.00-5.00	$1
2002	3-way collar*	7	2.20-3.00-4.83	2
2003	2-way collar*	2	3.00-5.00	1
2003	3-way collar*	7	2.20-3.00-4.83	1
2004	2-way collar*	2	3.00-5.00	1
2004	3-way collar*	7	2.20-3.00-4.83	1
2005	2-way collar*	2	3.00-5.00	1
2005	3-way collar*	7	2.20-3.00-4.83	1
2002	Calls sold	10	3.66	2
2002	Calls purchased	5	3.50	--
2003	Calls sold	7	3.18	(2)
2003	Calls purchased	10	4.12	2
2004	Calls sold	1	2.95	--
2004	Calls purchased	1	2.95	--
	Total			$11

Crude Oil		(MMBbls)	($ per barrel)

2002	Swaps*	1	25.56	$2
2002	3-way collar*	3	19.11-23.33-30.51	6
	Total			$8

MMBtu - million British thermal units
MMBbls - million barrels

*	Qualifies for hedge accounting.
**

A 2-way collar is a combination of options, a sold call and purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A 3-way collar is a combination of options, a sold call, a purchased put and a sold put. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be NYMEX plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.

Trading Activity     As of September 30, 2002 and December 31, 2001, the Company had the following volumes under derivative contracts related to its trading activity:

September 30, 2002
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type	Volumes	Average Price	millions

Natural Gas		(million MMBtu)	($ per MMBtu)

2002	Futures sold	18	3.47	$(6)
2002	Futures purchased	20	3.45	7
2002	Swaps	28	3.77	7
2002	Calls sold	13	4.49	(2)
2002	Calls purchased	4	4.25	1
2002	Puts sold	8	3.86	(1)
2002	Puts purchased	6	3.73	--
2003	Futures sold	10	3.67	(7)
2003	Futures purchased	14	3.70	7
2003	Swaps	63	3.87	11
2003	Calls sold	1	4.24	--
2003	Calls purchased	3	4.41	1
2003	Puts sold	--	2.76	--
2004	Futures sold	1	3.97	--
2004	Swaps	--	3.98	--
2005	Swaps	1	3.79	--
2006	Swaps	1	3.74	--
	Total			$18

Crude Oil		(MMBbls)	($ per barrel)

2002	Futures sold	2	28.61	$(1)
2002	Futures purchased	1	27.61	1
2002	Swaps	1	28.24	--
	Total			$--

December 31, 2001
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type	Volumes	Average Price	millions

Natural Gas		(million MMBtu)	($ per MMBtu)

2002	Futures sold	24	3.34	$18
2002	Futures purchased	22	3.50	(21)
2002	Swaps	72	3.20	(42)
2002	Calls sold	8	3.07	1
2002	Calls purchased	13	4.09	1
2002	Puts sold	8	3.25	(7)
2002	Puts purchased	1	2.58	--
2003	Futures sold	1	3.51	--
2003	Futures purchased	1	3.36	--
2003	Swaps	12	3.12	--
	Total			$(50)

Crude Oil		(MMBbls)	($ per barrel)

2002	Futures sold	3	19.80	$(1)
2002	Futures purchased	1	20.05	2
2002	Swaps	1	21.77	--
2002	Calls sold	1	29.50	--
	Total			$1

Firm Transportation Keep-Whole Agreement     Anadarko Holding was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke. Most of the GPM's firm long-term transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, Anadarko Holding agreed to pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay Anadarko Holding if the transportation market values exceed the contract transportation rates (keep-whole agreement). Transportation contracts transferred to Duke in the GPM disposition and the contract not transferred, all of which are included in the keep-whole agreement with Duke, relate to various pipelines. This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative financial instruments to manage the price risk associated with this agreement. This keep-whole agreement and any oil and gas derivative financial instruments are accounted for on a mark-to-market basis. The Company recognized other income of $19 million and $10 million for the three months ended September 30, 2002 and 2001, respectively, and other income of $28 million and $108 million for the nine months ended September 30, 2002 and 2001, respectively, related to the keep-whole agreement and associated derivative financial instruments. As of September 30, 2002 and December 31, 2001, other current assets included $8 million and $25 million, accounts payable included $3 million and $27 million and other long-term liabilities included $72 million and $80 million, respectively, related to the keep-whole agreement and associated derivative financial instruments.

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

Anticipated discounted and undiscounted liabilities (assets) for the firm transportation keep-whole commitment at September 30, 2002 are as follows:

millions	Undiscounted	Discounted

2002	$(16)	$(16)
2003	14	14
2004	27	23
2005	20	15
2006	19	13
Later years	23	14
Total	$87	$63

As of September 30, 2002 and December 31, 2001, the Company had the following volumes of natural gas under derivative contracts related to the firm transportation keep-whole agreement:

					Net Fair Value
Production		Volumes		Average Price	Asset (Liability)
Period	Instrument Type	(million MMBtu)		($ per MMBtu)	millions

September 30, 2002

2002	Swaps	3	*	2.07	$(3)

December 31, 2001

2002	Swaps	4	**	8.42	$25

*	Represents 4% of the Company's total volumetric exposure under the keep-whole agreement for the remainder of 2002.
**	Represents 2% of the Company's total volumetric exposure under the keep-whole agreement for 2002.

7.  Preferred Stock     For the first, second and third quarters of 2002 and 2001, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock. During the second quarter of 2002, the Company repurchased $2 million of preferred stock.

8.  Common Stock     The Company's credit agreements allow for a maximum capitalization ratio of 60% debt, exclusive of the effect of any non-cash writedowns. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at September 30, 2002 and December 31, 2001.

The reconciliation between basic and diluted EPS is as follows:

	Three Months Ended			Three Months Ended
millions except per share amounts	September 30, 2002			September 30, 2001
			Per Share			Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS
Net income (loss) available to common
stockholders before change in
accounting principle	$189	249	$0.76	$(1,353)	250	$(5.41)
Effect of convertible debentures
and ZYP-CODES	2	8		--	--
Effect of dilutive stock options,
performance-based stock awards
and common stock put options	--	1		--	--
Diluted EPS
Net income (loss) available to common
stockholders plus assumed conversion	$191	258	$0.74	$(1,353)	250	$(5.41)

	Nine Months Ended			Nine Months Ended
millions except per share amounts	September 30, 2002			September 30, 2001
			Per Share			Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS
Net income (loss) available to common
stockholders before change in
accounting principle	$516	248	$2.08	$(291)	250	$(1.16)
Effect of convertible debentures
and ZYP-CODES	6	10		--	--
Effect of dilutive stock options,
performance-based stock awards
and common stock put options	--	2		--	--
Diluted EPS
Net income (loss) available to common
stockholders plus assumed conversion	$522	260	$2.01	$(291)	250	$(1.16)

For the three and nine months ended September 30, 2002, options for 8.9 million shares and 3.9 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods. For the three and nine months ended September 30, 2001, options for 0.9 million shares and 0.4 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods.

For the three and nine months ended September 30, 2001, put options for 3 million shares of common stock were excluded from the diluted EPS calculation because their exercise price was less than the average market price of common stock for the periods. For the three and nine months ended September 30, 2001, there were 16.7 million and 15.6 million, respectively, potential common shares related to outstanding stock options and convertible debentures and ZYP-CODES that were excluded from the computation of diluted EPS since they had an anti-dilutive effect.

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

Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. During 2001, Anadarko sold put options for the purchase of a total of 5 million shares of Anadarko common stock with a notional amount of $240 million. A put option for 1 million shares was exercised and put options for 2 million shares expired unexercised in 2001. Put options for the remaining 2 million shares expired unexercised in 2002. In January 2002, the Company entered into an additional put option for 1 million shares of Anadarko common stock with a notional amount of $46 million and received a $3 million premium. In July and September 2002, this put option was extended and the Company received additional premiums of $3 million and $1 million, respectively. The remaining put option for 1 million shares will expire in December 2002, if not exercised. The put options permit a net-share settlement at the Company's option and did not result in a liability on the consolidated balance sheet as of September 30, 2002 or December 31, 2001.

9.  Statement of Cash Flows Supplemental Information     The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:

	Nine Months Ended
	September 30
millions	2002	2001
Interest	$103	$44
Income taxes	$38	$267

10.  Segment Information     The following table illustrates information related to Anadarko's business segments. The segment shown as Intercompany Eliminations and All Other includes smaller operating units, corporate activities and financing activities.

	Oil and Gas			Intercompany
	Exploration			Eliminations
millions	and Production	Marketing	Minerals	and All Other	Total
Three Months Ended September 30, 2002
Revenues	$593	$35	$11	$312	$951
Intersegment revenues	304	2	--	(306)	--
Total revenues	897	37	11	6	951
Income (loss) before income taxes	$412	$15	$10	$(132)	$305

Three Months Ended September 30, 2001
Revenues	$669	$37	$10	$294	$1,010
Intersegment revenues	286	2	--	(288)	--
Total revenues	955	39	10	6	1,010
Impairments related to oil and gas properties	2,528	--	--	--	2,528
Income (loss) before income taxes	$(2,112)	$19	$8	$(111)	$(2,196)

	Oil and Gas			Intercompany
	Exploration			Eliminations
millions	and Production	Marketing	Minerals	and All Other	Total
Nine Months Ended September 30, 2002
Revenues	$1,734	$93	$33	$883	$2,743
Intersegment revenues	861	6	--	(867)	--
Total revenues	2,595	99	33	16	2,743
Impairments related to oil and gas properties	33	--	--	--	33
Income (loss) before income taxes	$1,088	$20	$29	$(363)	$774
Net properties and equipment	$12,701	$236	$1,204	$431	$14,572
Goodwill	$1,433	$--	$--	$--	$1,433

Nine Months Ended September 30, 2001
Revenues	$2,607	$108	$33	$1,172	$3,920
Intersegment revenues	1,167	15	--	(1,182)	--
Total revenues	3,774	123	33	(10)	3,920
Impairments related to oil and gas properties	2,543	--	--	--	2,543
Income (loss) before income taxes	$(387)	$134	$29	$(320)	$(544)
Net properties and equipment	$11,182	$203	$1,199	$318	$12,902
Goodwill	$1,435	$--	$--	$--	$1,435

11.  Other (Income) Expense     Other (income) expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2002	2001	2002	2001
Firm transportation keep-whole contract valuation (See Note 6)	$(19)	$(10)	$(28)	$(108)
Foreign currency exchange *	13	9	4	26
Unrealized (gain) loss on derivatives	16	1	24	(26)
Other	(1)	9	11	17
Total	$9	$9	$11	$(91)

*

The three and nine months ended September 30, 2002, excludes $3 million and $36 million, respectively, in transaction gains related primarily to remeasurement of the Venezuela deferred tax liability, which is included in income tax expense.

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

The initial lease term is five years, with up to seven one-year renewal options. Monthly lease payments are based on the London interbank borrowing rate applied against the lease balance and began in mid-2002. The lease contains various covenants including covenants regarding the Company's financial condition. Default under the lease, including violation of these covenants, could require the Company to purchase the facility for a specified amount, which approximates the lessor's original cost ($165 million). As of September 30, 2002, the Company was in compliance with these covenants.

At the end of the lease term, the Company has an option to either purchase the facility for the purchase option amount of the lease balance plus any outstanding lease payments or to assist the SPE in the sale of the property. The Company has provided a residual value guarantee for any deficiency if the property is sold for less than the sale option amount ($139 million at September 30, 2002). In addition, the Company is entitled to any proceeds from a sale of the property in excess of the purchase option amount.

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

The initial lease term is five years. Monthly lease payments, which began in 2001, are based on the London interbank borrowing rate applied against the lease balance. The lease contains various covenants including covenants regarding the Company's financial condition. Default under the lease, including violation of these covenants, could require the Company to purchase the facility for a specified amount, which approximates the lessor's original cost ($48 million). As of September 30, 2002, the Company was in compliance with these covenants.

At the end of the lease term, the Company has an option to either purchase the facility for the purchase option amount of the lease balance plus any outstanding lease payments or to assist the SPE in the sale of the property. The Company has provided a residual value guarantee for any deficiency if the property is sold for less than the sale option amount ($39 million at September 30, 2002). In addition, the Company is entitled to any proceeds from a sale of the property in excess of the purchase option amount.

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

Acquisition     In September 2002, Anadarko entered into an agreement to acquire Houston-based Howell Corporation (Howell) in a cash merger in which the common stockholders of Howell are to receive $20.75 per share and holders of Howell's $3.50 convertible preferred stock are to receive $76.15 per share. The value of the acquisition is approximately $265 million, including the bank debt of Howell, which is anticipated to be about $65 million at closing. The acquisition is subject to the approval of the stockholders of Howell and is expected to close in December 2002.

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

13.  Contingencies

General     The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos and benzene while working at a refinery in Corpus Christi, Texas, which Anadarko Holding sold in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings.

Superfund     Presently, five Superfund sites (four Federal and one State) are included in the Superfund Reserve.

Operating Industries, Inc. (Federal) - The former municipal industrial landfill, located in Monterey Park, California, was operational between 1948 and 1984. Anadarko Holding was noticed as a Potentially Responsible Party (PRP) in June 1986 for its Wilmington Production Field's and Wilmington Refinery's contributions. One settlement and consent decree with the Environmental Protection Agency (EPA) was finalized in the second quarter of 2002 and the Company fulfilled its obligations by payment of $4.3 million. The Company believes its share of the remaining consent decree will be about $0.3 million.

Ekotek (Federal) - The facility in Salt Lake City, Utah operated as a refinery from 1953 until 1978, at which time it was converted to a hazardous waste storage/treatment and petroleum recycling facility. The Utah Department of Environmental Quality issued multiple Notices of Violation to the facility in 1988, resulting in the facility's closing. Bear Creek Uranium Company, an affiliate of Anadarko Holding, was named as a PRP for its contributions of used/waste oils. Remediation of the Ekotek site is nearing completion and no additional funding requests are expected.

Casmalia (Federal) - The Casmalia facility, located in Santa Barbara County, California, is a former Resource Conservation and Recovery Act hazardous waste disposal site. Anadarko Holding was noticed as a PRP in March 1993. Anadarko Holding's waste contribution is attributed to the Wilmington Refinery. Negotiations with the EPA are ongoing. The Company believes its share of the costs will be about $0.1 million.

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

PCB Treatment, Inc. (Federal) - The PCB treatment/disposal site, located in Kansas City, Kansas and Kansas City, Missouri, operated from 1982 until 1986 when regulatory violations forced its closure. Anadarko Holding was noticed as a PRP in October 1998 for contributions attributed to Wilmington Refinery operations. PCB impacts are currently limited to the facility structures and surrounding soils. Remedial alternatives are under review. The Company believes its share of the costs will be about $0.1 million.

Royalty Litigation     During September 2000, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the "Gas Qui Tam case") filed in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants improperly measured and otherwise undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. The case has been transferred to the U.S. District Court, Multi-District Litigation Docket pending in Wyoming. Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. Motions to dismiss on the grounds that plaintiffs did not provide new information for the government to file suit upon will be filed by January 2003, with a hearing date expected in May 2003.

A group of royalty owners purporting to represent Anadarko Holding's gas royalty owners in Texas (Neinast, et al.) was granted class action certification in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although most recently a demand for damages in the amount of $100 million was asserted. The Company appealed the class certification order. A favorable decision from the Houston Court of Appeals decertified the class. The royalty owners did not appeal this matter to the Texas Supreme Court and the decision from the Houston Court of Appeals became final in the second quarter of 2002.

A class action lawsuit entitled Gilbert H. Coulter, et al. v. Anadarko Petroleum Corporation has been certified in the 26th Judicial District Court, Stevens County, Kansas. In this action, the royalty owners contend that royalty was underpaid as a result of the deduction for certain post-production costs in the calculation of royalty. The Company believes that its method of calculating royalty was proper and that its gas was marketable in the condition produced, and thus plaintiffs' claims are without merit. This case was certified as a class action in August 2000 and was tried in February 2002. A decision had been expected by the end of 2002. It is uncertain at this time when the trial court will render its ruling.

Citgo Litigation     CITGO Petroleum Corporation's (CITGO) claims arise out of an Asset Purchase and Contribution Agreement dated March 17, 1987 whereby Anadarko Holding's predecessor sold a refinery located in Corpus Christi, Texas, to CITGO's predecessor. After the sale of the refinery, numerous individuals living near the refinery sued CITGO (the Neighborhood Litigation) thereby implicating the Asset Purchase and Contribution Agreement indemnity provision. CITGO and Anadarko Holding eventually entered into a settlement agreement to allocate, on an interim basis, each party's liability for defense and liability cost in that and related litigation. That agreement provides that once the Neighborhood Litigation and certain related claims are resolved, then the parties will determine their final indemnity obligations to each other through binding arbitration. At the present time, Anadarko Holding and CITGO have agreed to defer arbitrating the allocation of responsibility for this liability in order to focus their efforts on a global settlement. Arbitration will resume upon request of either CITGO or Anadarko Holding. In conjunction with this matter, Anadarko Holding sued Continental Insurance for denial of coverage for claims related to this dispute. Anadarko Holding and Continental Insurance settled the insurance coverage litigation, which resulted in Continental Insurance paying a portion of Anadarko Holding's claims. Negotiations and discussions with CITGO continue. Anadarko Holding has offered to settle all outstanding issues for $4.3 million.

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

The Company reached a settlement agreement with PanEnergy that required the Company to pay $15 million for settlement in full of all matters relating to the refunds of Kansas ad valorem tax reimbursements collected by the Company as first seller from August 1, 1985 through 1988. The settlement agreement was approved by the FERC and paid by Anadarko during 2001. The settlement agreement does not have any impact on the outstanding dispute between the Company and PanEnergy in connection with the refunds that relate to the Cimmaron River System. Anadarko's net income for 2001 included a $15 million charge (before taxes) related to the settlement agreement. Discussions with the Kansas Corporation Commission and PanEnergy to reach a settlement of the Cimmaron River System dispute are ongoing. At this time, it is estimated that a resolution may be reached in the fourth quarter of 2002, that may result in a payment by the Company of about $7 million. Accordingly, a provision for $7 million was charged against income in 2001.

Other Litigation  The Company has a reserve of about $1 million for Kansas ad valorem tax refunds of Anadarko Holding. This amount reflects all principal and interest that may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy.

Lease Agreement     The Company, through one of its affiliates, is a party to a lease agreement (base lease) for the leveraged lease financing of the Corpus Christi West Plant Refinery (West Plant) with an initial term expiring December 31, 2003, and successive renewal periods lasting through January 31, 2011. At the conclusion of the initial term of the base lease, any renewal period or January 31, 2011, the Company has the right to purchase the West Plant at the fair market sales value. In connection with the sale by Anadarko Holding of its refining business in 1987 and 1989, the West Plant was subleased to CITGO with sublease payments during the initial term equal to the Company's base lease payments and during any renewal period equal to the lesser of the base lease rental, which will be tied to the annual fair market rental value or a specified maximum amount. Additionally, CITGO has the option under the sublease to purchase the West Plant from the Company at the conclusion of the initial term or any renewal term at the fair market sales value, or on January 31, 2011 at a nominal price. If the fair market rental value of the base lease during any renewal term exceeds CITGO's maximum obligation under the sublease, or if CITGO purchases the West Plant on January 31, 2011 and the fair market sales value of the West Plant is greater than the purchase amount specified in the sublease, the Company will be obligated to pay the excess amounts. The Company is unable at this time to determine the fair market rental value or the fair market sales value of the West Plant, but will at least annually evaluate the potential effect of the obligation.

Guarantees     Anadarko is guarantor for certain obligations of its wholly-owned and consolidated subsidiaries, which are included in the consolidated financial statements and notes. In addition, the Company is guarantor for specific financial obligations of two trona mining affiliates. The investments in these entities, which are not consolidated subsidiaries, are accounted for using the equity method. The Company has guaranteed a portion of certain Industrial Revenue Bonds, amounts due under a revolving credit agreement and letters of credit required for environmental surety bonds. The amount the Company would be obligated to pay should the affiliates default on these obligations would be up to $8 million for environmental surety bonds and $28 million for debt.

Other     In connection with a sale of properties in Guatemala, the Company has agreed to indemnify the purchaser for the use of certain currency remeasurement losses claimed by the Company in previously filed tax returns, which are currently being evaluated by the taxing authorities. The Company believes it is probable that these losses will be disallowed and will have to be settled with the purchaser in cash. The Company has a $22 million liability recorded for the contingency.

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

Financial Results

Selected Financial Data
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions except per share amounts	2002	2001	2002	2001

Revenues	$951	$1,010	$2,743	$3,920
Costs and expenses	588	3,170	1,812	4,454
Merger expenses	--	9	--	36
Interest expense	49	18	146	65
Other (income) expense	9	9	11	(91)
Income taxes	115	(845)	254	(259)
Net income (loss) available to common stockholders before
cumulative effect of change in accounting principle	$189	$(1,353)	$516	$(291)
Net income (loss) available to common stockholders	$189	$(1,353)	$516	$(296)
Earnings (loss) per share - before cumulative effect
of change in accounting principle - basic	$0.76	$(5.41)	$2.08	$(1.16)
Earnings (loss) per share - before cumulative effect
of change in accounting principle - diluted	$0.74	$(5.41)	$2.01	$(1.16)
Earnings (loss) per share - basic	$0.76	$(5.41)	$2.08	$(1.18)
Earnings (loss) per share - diluted	$0.74	$(5.41)	$2.01	$(1.18)

Net Income     Anadarko's net income available to common stockholders in the third quarter 2002 totaled $189 million or $0.74 per share (diluted) compared to net loss of $1,353 million or $5.41 per share (diluted) for the third quarter 2001. Net income for the third quarter 2001 includes non-cash charges of $2.5 billion ($1.6 billion after taxes) for impairments of the carrying value of oil and gas properties primarily in the United States, Canada and Argentina as a result of low natural gas and oil prices at the end of the third quarter of 2001. Excluding the impairments, Anadarko had net income available to common stockholders of $213 million or $0.81 per share (diluted) for the third quarter 2001.

For the nine-month period ended September 30, 2002, Anadarko's net income available to common stockholders was $516 million or $2.01 per share (diluted). By comparison, for the nine months ended September 30, 2001, Anadarko's net loss available to common stockholders was $296 million or $1.18 per share (diluted). Excluding the third quarter 2001 impairments, Anadarko had net income available to common stockholders of $1.27 billion or $4.80 per share (diluted) for the nine months ended September 30, 2001.

In January 2002, the Company discontinued the amortization of goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Stated without amortization of goodwill, net loss available to common stockholders for the three and nine months ended September 30, 2001 would have been $1,332 million or $5.32 per share (diluted) and $239 million or $0.95 per share (diluted), respectively.

Revenues
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2002	2001	2002	2001

Gas sales	$429	$528	$1,294	$2,501
Oil and condensate sales	431	384	1,206	1,129
Natural gas liquids sales	57	66	156	210
Other sales	34	32	87	80
Total	$951	$1,010	$2,743	$3,920

In the third quarter of 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts." In accordance with the implementation of EITF Issue No. 02-3, marketing sales and purchases for prior periods have been reclassified to show net marketing margins as revenues. The marketing margins related to the Company's equity production are included in gas sales, oil and condensate sales and natural gas liquids (NGLs) sales and are reflected in commodity prices. The marketing margin related to purchases of third-party commodities is included in other sales. This reclassification has no effect on reported net income or cash flow.

Total revenues for the third quarter 2002 decreased $59 million or 6% compared to the third quarter 2001 due primarily to a decrease in natural gas prices and volumes, partially offset by higher crude oil prices. For the nine months ended September 30, 2002, total revenues decreased $1.18 billion or 30% compared to the nine months ended September 30, 2001 due primarily to a significant decrease in natural gas prices, as well as decreases in natural gas volumes and NGLs prices, partially offset by higher crude oil volumes.

Analysis of Oil and Gas Sales Volumes
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Barrels of Oil Equivalent (MMBOE)
United States	32	37	98	109
Canada	9	8	28	25
Algeria	5	3	16	6
Other International	2	3	6	11
Total	48	51	148	151

Barrels of Oil Equivalent per Day (MBOE/d)
United States	352	398	364	397
Canada	104	99	100	92
Algeria	51	28	57	23
Other International	19	33	21	40
Total	526	558	542	552

MMBOE - million barrels of oil equivalent
MBOE/d - thousand barrels of oil equivalent per day

During the third quarter 2002, Anadarko sold 48 MMBOE, a decrease of 3 MMBOE or 6% compared to sales of 51 MMBOE in the third quarter 2001. The decrease in volumes during the third quarter 2002 was due primarily to a decrease of 5 MMBOE from operations in the United States, primarily offshore and Texas, and a decrease of 1 MMBOE related to operations in Venezuela as well as the disposition of operations in Guatemala in 2001. These decreases were partially offset by an increase of 2 MMBOE in Algeria due primarily to the expansion of production facilities and an increase of 1 MMBOE in Canada.

For the nine months ended September 30, 2002, Anadarko sold 148 MMBOE, a decrease of 3 MMBOE or 2% compared to sales of 151 MMBOE for the same period of 2001. During 2002, volumes decreased 11 MMBOE due to operations in the United States, primarily offshore and Texas, and decreased 5 MMBOE related primarily to the disposition of operations in Guatemala and Argentina in 2001. These decreases were partially offset by an increase of 10 MMBOE in Algeria due to the expansion of production facilities and 3 MMBOE from operations in Canada due primarily to the Berkley Petroleum Corp. (Berkley) acquisition in 2001. Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage production and sales volumes and mitigate the effect of price volatility, which is likely to continue in the future. See Derivative Instruments under Item 3 of this Form 10-Q.

Natural Gas Sales Volumes and Average Prices
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001

United States (Bcf)	126	144	389	434
MMcf/d	1,375	1,563	1,423	1,588
Price per Mcf	$2.67	$2.94	$2.64	$4.77

Canada (Bcf)	36	32	99	89
MMcf/d	389	346	364	326
Price per Mcf	$2.53	$3.32	$2.69	$4.84

Other International (Bcf)	--	--	--	1
MMcf/d	--	4	--	4
Price per Mcf	$--	$1.50	$--	$1.23

Total (Bcf)	162	176	488	524
MMcf/d	1,764	1,913	1,787	1,918
Price per Mcf	$2.64	$3.00	$2.65	$4.78

Bcf - billion cubic feet
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day

The Company's natural gas sales volumes for the third quarter 2002 were down 14 Bcf or 8% compared to the third quarter 2001. The decrease in volumes is due primarily to a decrease in the Company's sales volumes within the United States, primarily offshore and Texas, as a result of reduced spending for development drilling in the last half of 2001, a strategy the Company adopted in response to lower commodity prices. The decrease was partially offset by an increase in volumes from Canada due to better production performance.

For the first nine months of 2002, natural gas sales volumes were down 36 Bcf or 7% compared to the same period of 2001. The decrease in volumes is due primarily to a decrease in the Company's sales volumes within the United States, primarily offshore and Texas, partially offset by an increase in volumes from Canada due to the Berkley acquisition in 2001.

Production of natural gas is generally not directly affected by seasonal swings in demand. However, the Company may decide during periods of low commodity prices to decrease development activity, which can result in lower production volumes.

The Company's average natural gas price for the three and nine months ended September 30, 2002 decreased 12% and 45%, respectively, from the same periods of 2001. The decrease in prices during 2002 was attributed to a severe decline in natural gas demand as a result of high prices in early 2001, a national economic downturn and mild summer weather in 2001. The Company has hedged 11% of its remaining forecasted 2002 natural gas wellhead sales volumes as of the end of October 2002. In addition, as of the end of October 2002, the Company has hedged 30% and 22% of the Company's natural gas production which is expected to be produced during 2003 and 2004, respectively. As a result, the remaining future natural gas volumes are subject to continued volatility based on fluctuations in market prices. See Derivative Instruments under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001

United States (MMBbls)	8	9	23	26
MBbls/d	84	95	88	93
Price per barrel	$25.25	$24.04	$22.44	$24.78

Canada (MMBbls)	3	3	10	9
MBbls/d	37	37	37	35
Price per barrel	$20.77	$20.50	$19.05	$19.49

Algeria (MMBbls)	5	3	16	6
MBbls/d	51	28	57	23
Price per barrel	$26.91	$24.52	$23.54	$24.95

Other International (MMBbls)	2	3	6	11
MBbls/d	19	32	21	39
Price per barrel	$22.05	$14.50	$19.34	$14.69

Total (MMBbls)	18	18	55	52
MBbls/d	191	192	203	190
Price per barrel	$24.50	$21.82	$21.80	$21.78

MMBbls - million barrels
MBbls/d - thousand barrels per day

Anadarko's crude oil and condensate sales volumes for the third quarter 2002 were flat compared to the third quarter 2001. An increase of approximately 2 MMBbls from operations in Algeria primarily related to the expansion of production facilities was partially offset by a decrease of 1 MMBbls related to operations in Venezuela, as well as, to the sale of producing properties in Guatemala during 2001 and a decrease of 1 MMBbls related to operations in the United States, primarily offshore.

Crude oil and condensate sales volumes for the nine months ended September 30, 2002 increased 3 MMBbls or 6% compared to the nine months ended September 30, 2001. The increase in crude oil and condensate sales volumes was due primarily to an increase of approximately 10 MMBbls from operations in Algeria primarily due to the expansion of production facilities and an increase of 1 MMBbls from Canada due to the Berkley acquisition. These increases were partially offset by a decrease of 5 MMBbls related primarily to the sale of producing properties in Guatemala and Argentina and a decrease of 3 MMBbls related to operations in the United States, primarily offshore. Production of oil is not usually affected by seasonal swings in demand or in market prices.

Anadarko's average realized crude oil prices for the three months ended September 30, 2002 increased 12% compared to the same period of 2001. For the nine months ended September 30, 2002, the Company's average realized crude oil prices were essentially flat compared to the same period of 2001. As of the end of October 2002, the Company has hedged 37% of its anticipated oil and condensate sales volumes for the remainder of 2002. In addition, as of the end of October 2002, the Company has hedged 30% and 3% of the Company's crude oil production which is expected to be produced during 2003 and 2004, respectively. As a result, the remaining future oil and condensate volumes are subject to continued volatility based on fluctuations in market prices.

Natural Gas Liquids Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001

Total (MMBbls)	4	4	11	11
MBbls/d	41	48	41	42
Price per barrel	$15.40	$14.84	$13.92	$18.33

The Company's NGLs sales volumes for the three and nine months ended September 30, 2002 were flat compared to the same periods of 2001. During the three and nine months ended September 30, 2002, average NGLs prices increased 4% and declined 24%, respectively, compared to the same periods of 2001. High levels of NGLs inventories in the United States during the first half of 2002, coupled with lower demand for NGLs by the petrochemical industry, have caused NGLs prices to decline for the nine months ended September 30, 2002.

Costs and Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2002	2001	2002	2001

Operating expenses	$172	$195	$555	$572
Administrative and general	78	67	227	180
Depreciation, depletion and amortization	288	305	829	899
Other taxes	50	54	168	203
Impairments related to oil and gas properties	--	2,528	33	2,543
Amortization of goodwill	--	21	--	57
Total	$588	$3,170	$1,812	$4,454

During the third quarter 2002, Anadarko's costs and expenses decreased $2.58 billion or 81% compared to the third quarter 2001 due to the following factors:

--

Operating expenses decreased $23 million (12%) primarily due to a decrease in oil and gas operating expenses related primarily to lower production volumes and a decrease in costs associated with processing NGLs.

--

Administrative and general expenses increased $11 million (16%) primarily due to increases in benefits and salaries expenses associated with the Company's workforce. Salaries expense included $2 million for amortization of restricted stock issued in connection with a prior merger.

--

Depreciation, depletion and amortization (DD&A) expense decreased $17 million (6%). The decrease is due primarily to lower production volumes in 2002 and a lower DD&A rate for oil and gas properties in 2002 as a result of ceiling test impairments in the third quarter of 2001.

--	Other taxes decreased $4 million (7%) primarily due to a decrease in ad valorem taxes.
--	Impairments in 2001 related primarily to oil and gas properties in the United States, Canada and Argentina as a result of low natural gas and oil prices at the end of the third quarter 2001.
--	Amortization of goodwill decreased $21 million due to discontinuing amortization of goodwill in 2002 in accordance with SFAS No. 142.

For the nine-month period ended September 30, 2002, costs and expenses decreased $2.64 billion or 59% compared to the same period of 2001 due to the following factors:

--	Operating expenses decreased $17 million (3%) primarily due to a decrease in costs associated with processing NGLs.
--

Administrative and general expenses increased $47 million (26%) primarily due to increases in benefits and salaries expenses associated with the Company's workforce. Salaries expense included $6 million for amortization of restricted stock issued in connection with a prior merger.

--

DD&A expense decreased $70 million (8%). The decrease is due primarily to a lower DD&A rate for oil and gas properties in 2002 as a result of ceiling test impairments in the third quarter of 2001 and a decrease related to slightly lower volumes in 2002.

--	Other taxes decreased $35 million (17%) primarily due to a decrease in production taxes related to lower production volumes and commodity prices in 2002.
--

Impairments in 2002 relate to oil and gas properties in Congo, Oman and Australia primarily due to unsuccessful exploration activities. In 2001, impairments in the United States, Canada and Argentina resulted from low natural gas and oil prices at the end of the third quarter 2001 and impairments in the United Kingdom and Ghana were due to unsuccessful exploration activities.

--	Amortization of goodwill decreased $57 million due to discontinuing amortization of goodwill in 2002 in accordance with SFAS No. 142.

Merger Expenses

For the three and nine months ended September 30, 2001, merger costs of $9 million and $36 million, respectively, were expensed related to mergers and acquisitions that took place in 2000 and 2001. These costs related primarily to transition, integration, hiring and relocation costs, vesting of restricted stock and stock options, and retention bonuses. Any continuing expenses related to these acquisitions are minimal and are included in administrative and general expenses in 2002.

Interest Expense
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2002	2001	2002	2001

Gross interest expense	$91	$73	$267	$222
Capitalized interest	(42)	(55)	(121)	(157)
Net interest expense	$49	$18	$146	$65

Gross interest expense for the three and nine months ended September 30, 2002 increased 25% and 20%, respectively, compared to the same periods of 2001. The increase is due to higher average debt outstanding in 2002 compared to 2001 primarily because of acquisitions in 2001 and capital spending and due to slightly higher interest rates. See Capital Resources and Liquidity and Outlook on Liquidity.

For the three and nine months ended September 30, 2002, capitalized interest decreased by 24% and 23%, respectively, compared to the same periods of 2001. The decreases are primarily due to a decrease in capitalized costs that qualify for interest capitalization.

Other (Income) Expense
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2002	2001	2002	2001

Firm transportation keep-whole contract valuation	$(19)	$(10)	$(28)	$(108)
Foreign currency exchange	13	9	4	26
Unrealized (gain) loss on derivatives	16	1	24	(26)
Other	(1)	9	11	17
Total	$9	$9	$11	$(91)

Other expense in the third quarter 2002 was flat compared to the same period of 2001. An increase in unrealized losses on derivatives of $15 million and an increase of $4 million in foreign currency exchange losses, were offset by a $9 million increase related to the effect of higher market values for firm transportation subject to a keep-whole agreement and a decrease in other expense of $10 million. The unrealized losses on derivatives were partially attributable to a $5 million unrealized loss on hedges which had been designated as hedges of the Company's future heavy oil sales. Since the heavy oil properties were sold, the unrealized loss had to be reclassified from other comprehensive income to other (income) expense during the quarter.

For the nine months ended September 30, 2002, other income decreased $102 million compared to the same period of 2001 due primarily to an $80 million decrease related to the effect of significantly lower market values for firm transportation subject to a keep-whole agreement and a $50 million decrease related to unrealized (gain) loss on derivatives, partially offset by a $22 million decrease in foreign currency exchange losses primarily due to the restructuring of Canadian debt and changes in the Canadian exchange rate. See Derivative Instruments and Foreign Currency Risk under Item 3 of this Form 10-Q.

Income Taxes
	Three Months Ended		Nine Months Ended
	September 30		September 30
millions	2002	2001	2002	2001

Income taxes	$115	$(845)	$254	$(228)
Effect of change in Canadian income tax rate	--	--	--	(31)
Total	$115	$(845)	$254	$(259)

For the third quarter 2002, income taxes increased $960 million compared to the third quarter 2001. For the first nine months of 2002, income taxes increased $513 million compared to the same period of 2001. Income taxes for the three and nine months ended September 30, 2001 include a benefit of approximately $960 million related to the impairment of the carrying value of oil and gas properties in the United States, Canada and Argentina. Excluding the benefit related to the impairment, income taxes for the three months ended September 30, 2002 and 2001 were relatively flat and for the first nine months of 2002 compared to the same period of 2001 decreased primarily due to the decrease in earnings before income taxes.

The effective tax rate for both the third quarter 2002 and 2001 was 38%. The effective tax rate for the first nine months of 2002 was 33% compared to 48% for the same period of 2001. Excluding the benefit related to the impairment, the effective tax rate for the first nine months of 2001 was 35%.

Marketing Strategies

Overview     The Company's sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale. Therefore, even though the Company has several large purchasers, the Company believes other purchasers would be willing to buy the Company's natural gas, crude oil, condensate and NGLs at comparable market prices. The Company's marketing department actively manages sales of its oil and gas through Anadarko Energy Services Company (AES), Anadarko, Anadarko Canada Corporation and Anadarko Holding Company. AES markets the Company's production to creditworthy customers at competitive prices, maximizing realized prices while managing credit exposure. The market knowledge gained is valuable to the corporate decision making process.

AES purchases some physical volumes for resale primarily from partners and producers near Anadarko's production. These purchases allow the Company to aggregate larger volumes of gas and attract larger, creditworthy customers, which in turn enhances the value of the Company's production. AES sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. AES has the marketing capability to move large volumes of gas into and out of the "daily" gas market to take advantage of any price volatility. Included in this strategy is the use of leased natural gas storage facilities and various derivative financial instruments. However, the Company does not engage in market-making practices nor does it trade in any non-energy-related commodities. The Company's trading risk position, typically, is a net short position that is offset by the Company's natural long position as a producer. The Company's marketing function has no round-trip trades or marketing-related partnerships. Essentially all of the Company's trading transactions have a term of less than one year and most are less than three months. See Derivative Instruments under Item 3 of this Form 10-Q.

During 2002, all segments of the natural gas market have experienced increased scrutiny of their financial condition, liquidity and credit. This has been reflected in rating agency credit downgrades of many merchant energy trading companies. In 2002, Anadarko has not experienced any material financial losses associated with credit deterioration of third-party gas purchasers; however, in certain situations the Company has changed its sales terms to require some counterparties to pay in advance or post letters of credit for gas purchases.

Marketing Contracts     The following schedules provide additional information regarding the Company's marketing and trading portfolio of physical and derivative contracts and the firm transportation keep-whole agreement and related derivatives as of September 30, 2002. The Company records income or loss on these activities using the mark-to-market method. During the three months ended September 30, 2002, the use of mark-to-market accounting compared to accrual accounting did not result in reduced non-cash income. During the nine months ended September 30, 2002, the use of mark-to-market accounting compared to accrual accounting resulted in reduced non-cash income of $18 million, before taxes, related to the marketing and trading activities and resulted in additional non-cash income related to the firm transportation keep-whole agreement for the three and nine months ended September 30, 2002, of $12 million and $11 million, respectively, before taxes. During the three and nine months ended September 30, 2001, the use of mark-to-market accounting compared to accrual accounting resulted in additional non-cash income of $5 million and $38 million, respectively, before taxes, related to the marketing and trading activities and reduced non-cash income of $33 million and $40 million, respectively, before taxes, related to the firm transportation keep-whole agreement.

		Firm
	Marketing	Transportation
millions	and Trading	Keep-whole	Total

Fair value of contracts outstanding at December 31, 2001	$17	$(82)	$(65)
Contracts realized or otherwise settled during 2002	7	(13)	(6)
Fair value of new contracts when entered into during 2002	5	--	5
Other changes in fair value	(30)	29	(1)
Fair value of contracts outstanding at September 30, 2002	$(1)	$(66)	$(67)

	Fair Value of Contracts at September 30, 2002
Assets (Liabilities)	Matures	Matures	Matures	Matures
millions	2002	2003-2004	2005-2006	Thereafter	Total

Marketing and Trading
Prices actively quoted	$1	$--	$--	$--	$1
Prices based on models and other valuation	(2)	--	--	--	(2)
methods

Firm Transportation Keep-whole
Prices actively quoted	$11	$(6)	$--	$--	$5
Prices based on models and other valuation	--	(28)	(29)	(14)	(71)
methods

Total
Prices actively quoted	$12	$(6)	$--	$--	$6
Prices based on models and other valuation	(2)	(28)	(29)	(14)	(73)
methods

Operating Results

Exploration and Development Activities     During the third quarter 2002, Anadarko participated in a total of 211 wells, including 167 gas wells, 35 oil wells and 9 dry holes. This compares to a total of 255 wells, including 146 gas wells, 96 oil wells and 13 dry holes during the third quarter 2001.

For the first nine months of 2002, Anadarko participated in a total of 733 wells, including 534 gas wells, 165 oil wells and 34 dry holes. This compares to a total of 826 wells, including 544 gas wells, 246 oil wells and 36 dry holes during the first nine months of 2001. Following are highlights of third quarter 2002 activity:

-- During the third quarter of 2002, Anadarko and its partners announced a deepwater subsalt discovery appraisal well at K2 on Green Canyon Block 562 in the Gulf of Mexico. The K2 No. 2 well encountered a total of 339 feet of oil pay in three sands in an untested fault block and reached target depth of 25,700 feet. The well extends the limits of the oil discovery on the K2 structure. Additional appraisal drilling is underway.

-- Anadarko drilled two offsets to the Gregory discovery in east Texas (currently waiting to be completed) and two offsets to the Ansley discovery in north Louisiana (currently, one is drilling to test deeper horizons and one is waiting to be completed) during the third quarter of 2002. Both discoveries were reported in the second quarter of 2002 and delineation drilling continues at both fields.

Acquisition and Divestitures     In September 2002, Anadarko entered into an agreement to acquire Houston-based Howell Corporation (Howell) in a cash merger in which the common stockholders of Howell are to receive $20.75 per share and holders of Howell's $3.50 convertible preferred stock are to receive $76.15 per share. The value of the acquisition is approximately $265 million, including the bank debt of Howell, which is anticipated to be about $65 million at closing. The acquisition is subject to the approval of the stockholders of Howell and is expected to close in December 2002.

The Company previously announced a $320 million asset divestiture program for 2002. As part of the divestiture plan, Anadarko closed on the sales of selected non-core producing assets in south Texas and south Louisiana for $60 million during the second quarter 2002. In addition, Anadarko agreed to sell its heavy oil assets in eastern Alberta in several separate transactions for a total of about $160 million, of which $111 million have closed as of the end of October 2002. The Company also identified another $100 million of properties for possible divestiture of which about half are currently being marketed. Anadarko expects divestitures in 2002 to total approximately $260 million.

Capital Resources and Liquidity

Capital Expenditures*

	Nine Months Ended
	September 30
millions	2002	2001

Development	$825	$1,154
Exploration	690	675
Acquisitions of producing properties	8	23
Gathering and other	38	119
Capitalized interest and internal costs related to exploration and development activities	269	282
Total	$1,830	$2,253

* Excludes corporate acquisitions.

During the first nine months of 2002, Anadarko's capital spending was $1.83 billion, a decrease of 19% compared to the same period of 2001. This decrease is primarily due to a $329 million decrease in development and an $81 million decrease in gathering and other spending. The decrease in spending for development activities reflects the Company's decision to focus on increasing its inventory of drilling prospects by identifying new reserves through increased exploration, rather than growing production through development during the down cycle for energy prices earlier in the year.

The Company's original capital expenditure budget for 2002 was set at $2.0 billion. In July 2002, the Company increased the capital expenditure budget 10% to $2.2 billion. The Company currently expects capital spending for 2002 to be about $2.3 billion.

Debt     As of September 30, 2002, Anadarko's total debt was $5.46 billion. This compares to total debt of $5.05 billion at December 31, 2001. Due to activities in progress at the beginning of 2002 and the seasonal nature of drilling activity in Alaska and Canada, a disproportionate amount of the 2002 capital expenditure budget was spent in the first nine months of 2002 and, as a result, total debt increased $0.41 billion.

In October 2002, the Company entered into a 364-Day Revolving Credit Agreement. The agreement provides for $225 million principal amount and expires in 2003. Also in October 2002, Anadarko Canada Corporation, a wholly owned subsidiary of Anadarko, entered into a 364-Day Canadian Credit Agreement. The agreement provides for US$300 million principal amount and expires in 2003. The Canadian agreement is fully and unconditionally guaranteed by Anadarko. In addition, the Company has a Revolving Credit Agreement that provides for $225 million principal amount and expires in 2004.

In September 2002, the Company issued $300 million principal amount of 5% Notes due 2012. The net proceeds from the issuance were used to reduce floating rate debt.

In April 2002, Anadarko filed a shelf registration statement with the Securities and Exchange Commission (SEC) that permits the issuance of up to $1 billion in debt securities, preferred stock, preferred securities, depositary shares, common stock, warrants, purchase contracts and purchase units. Net proceeds, terms and pricing of the offerings of securities issued under the shelf registration statement will be determined at the time of the offerings. The $300 million 5% Notes issued in September 2002 were issued under this shelf registration statement.

In February 2002, the Company issued $650 million principal amount of 5 3/8% Notes due 2007. In March 2002, the Company issued $400 million principal amount of 6 1/8% Notes due 2012. The net proceeds from these issuances were used to reduce floating rate debt and to fund a portion of the Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) put to the Company for repayment in March 2002.

In March 2001, Anadarko issued $650 million of ZYP-CODES due 2021. In March 2002, ZYP-CODES in the amount of $620 million were put to the Company for repayment and were paid in cash. Holders of the remaining ZYP-CODES have the right to require Anadarko to purchase all or a portion of their ZYP-CODES in March 2004, 2006, 2011 or 2016, at $1,000 per ZYP-CODES.

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

Anadarko has sold put options to independent third parties. These put options entitle the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. During 2001, Anadarko sold put options for the purchase of a total of 5 million shares of Anadarko common stock with a notional amount of $240 million. A put option for 1 million shares was exercised and put options for 2 million shares expired unexercised in 2001. Put options for the remaining 2 million shares expired unexercised in 2002. In January 2002, the Company entered into an additional put option for 1 million shares of Anadarko common stock with a notional amount of $46 million and received a $3 million premium. In July and September 2002, this put option was extended, and the Company received additional premiums of $3 million and $1 million, respectively. The remaining put option for 1 million shares will expire in December 2002, if not exercised. The put options permit a net-share settlement at the Company's option and did not result in a liability on the consolidated balance sheet as of September 30, 2002 or December 31, 2001.

The following table summarizes purchases under the stock purchase program and the effect of the related put option premiums on the repurchase price.

		Nine Months
		Ended
	Annual	September 30,	Total
millions except per share amounts	2001	2002	Program

Shares repurchased	2.2	1.0	3.2
Total paid for shares repurchased	$116	$50	$166
Put premiums settled	(7)	(7)	(14)
Total repurchase price	$109	$43	$152

Average repurchase price per share	$49.41	$43.04	$47.42

Obligations and Commitments

Acquisition     See Acquisition and Divestitures.

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

Outlook on Liquidity

Anadarko's net cash from operating activities during the nine months ended September 30, 2002 was $1.5 billion compared to $2.7 billion for the same period in 2001. The decrease in cash flow is attributed primarily to a significant decrease in natural gas prices. Cash flow from operations will vary depending upon, among other things, actual commodity prices received throughout the year.

Anadarko believes that operating cash flow and existing or available credit facilities will be adequate to meet its capital and operating requirements for 2002 and 2003. If the Howell acquisition closes in December 2002, as currently anticipated, Anadarko plans to fund the purchase with debt, which it expects to repay from 2003 cash flow. Assuming a December closing, as well as realization of projected fourth-quarter cash flow from operations and proceeds from announced property sales, Anadarko would end the year with about $5.5 billion in long-term debt, with a debt-to-total-capitalization ratio of about 44%. Reduced fourth quarter activity in 2002 relative to 2001 could lead to higher working capital requirements and also result in additional borrowing. Stock repurchases in 2002 were not included in capital expenditures and required additional borrowings.

The Company's credit agreements allow for a maximum capitalization ratio of 60% debt, exclusive of the effect of any non-cash write-downs. As of September 30, 2002, Anadarko's capitalization ratio was 45% debt. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at September 30, 2002.

As a result of the previously mentioned asset sales (see Acquisition and Divestitures) and decisions not to process gas for NGLs recovery in the east Texas Carthage plant and part of the Rockies due to current processing economics, Anadarko reduced its volume guidance for 2002 from 199 MMBOE to 196 MMBOE. This reduction in estimated volumes is expected to have little impact on the Company's financial results for 2002.

Common Stock Dividend

In October 2002, the Board of Directors of Anadarko increased the quarterly dividend on the Company's common stock from 7.5 cents to 10 cents per share. The amount of future dividends for Anadarko common stock will depend on earnings, financial condition, capital requirements and other factors. The Board of Directors will determine dividends on a quarterly basis.

New Accounting Principles and Recent Developments

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

SFAS No. 145     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for the Company in January 2003. The Company does not expect the adoption of SFAS No. 145 to materially affect the consolidated financial statements.

SFAS No. 146     SFAS No. 146, "Accounting for Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 will be effective for the Company in January 2003. The Company does not expect the adoption of SFAS No. 146 to materially affect the consolidated financial statements.

EITF Issue No. 98-10 Rescinded     EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," was rescinded in October 2002. Accordingly, energy related contracts that are not accounted for pursuant to SFAS No. 133 will be accounted for as executory contracts and carried on an accrual basis, not fair value. For contracts existing on October 25, 2002, this consensus will be effective January 1, 2003. Contracts entered into after October 25, 2002 will be accounted for under SFAS No. 133. The Company is evaluating the impact of this rescission.

Proved Reserves     The SEC is currently in the process of obtaining information from oil and gas exploration companies operating offshore (including Anadarko) to assess the criteria being used by industry to determine proved reserves related to new field discoveries offshore. The SEC regulations allow companies to recognize proved reserves if economic producibility is supported by either an actual production test (flow test) or conclusive formation testing. In the absence of a production test, compelling technical data must exist to recognize proved reserves related to the initial discovery of a field. In deep-water environments where production tests are extremely expensive, the industry has increasingly depended on advanced technical testing to support economic producibility.

Anadarko has recorded proved reserves related to the initial discovery of three offshore fields based on conclusive formation tests rather than actual production tests. As of year-end 2001, these proved reserves amounted to 60 MMBOE or less than 3% of Anadarko's total worldwide proved reserves. The Company is currently developing all of these fields and expects production from these fields during 2004. Anadarko believes the reserves were properly classified.

Most of these reserves are located at Marco Polo, a deep-water field under development at Green Canyon Block 608. Ryder Scott Company, an independent petroleum consulting company, has reviewed Anadarko's technical data and studies used to support the classification of proved reserves at the Marco Polo field. Ryder Scott's review concludes that the reserves meet the SEC's definition of proved reserves. A copy of the Ryder Scott report is attached as Exhibit 99.2 to this Form 10-Q.

Anadarko has furnished the information requested to the SEC and is unable to predict the likely outcome of the SEC's staff review of this industry practice. The issue is not expected to have a material impact on the Company's proved reserves or financial results; however, if the issue is not favorably resolved, Anadarko may be required to revise its proved reserves, which could affect Anadarko's finding costs per barrel and reserve replacement ratios, until flow tests are conducted or production commences.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments     Anadarko's derivative financial instruments currently are comprised of futures, swaps and options contracts. The volume of derivative financial instruments utilized by the Company to hedge its market price risk and in its energy trading operation can vary during the year within the boundaries of its established risk management policy guidelines.

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

If the hedged exposure is a cash flow exposure, the effective portion of the gains/losses on the derivative financial instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Unrealized gains/losses of certain derivatives that do not qualify for hedge accounting and the ineffective portion of the derivative instruments are recognized currently in other (income) expense. Effective July 2001, the Company implemented Derivatives Implementation Group Issue G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge," which provides guidance for assessing the effectiveness on total changes in an option's cash flows rather than only on changes in the option's intrinsic value. Time value changes were previously being recognized in current earnings since the Company excluded time value changes from its assessment of hedge effectiveness.

If the hedged exposure is a foreign currency exposure, the accounting is similar to the accounting for fair value and cash flow hedges.

As of September 30, 2002, the Company had a net unrealized loss of $41 million before taxes (gains of $13 million and losses of $54 million), or $27 million after taxes, on derivative commodity instruments entered into to hedge equity production recorded in accumulated other comprehensive income compared to a net unrealized gain of $7 million before taxes (gains of $9 million and losses of $2 million), or $4 million after taxes at December 31, 2001. Other income for the third quarter of 2002 and 2001, included $16 million and $1 million of net losses, respectively, related to derivative instruments designated as cash flow hedges. For the first nine months of 2002 and 2001, other income included $24 million of net losses and $26 million of net gains, respectively, related to derivative instruments designated as cash flow hedges. These gains/losses were primarily due to recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in commodity prices, the potential additional loss on these derivative commodity instruments would be approximately $174 million.

As of September 30, 2002 and December 31, 2001, the Company had the following volumes under derivative contracts related to its oil and gas producing activities (non-trading activity). The difference between the fair values in the table and the unrealized gain (loss) before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness.

September 30, 2002
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type**	Volumes	Average Price	millions

Natural Gas		(million MMBtu)	($ per MMBtu)

2002	2-way collar*	9	3.75-4.19	$(1)
2002	3-way collar*	1	2.20-3.00-5.05	--
2003	Swaps*	73	3.89	(13)
2003	3-way collar*	77	2.52-3.59-4.69	(3)
2004	Swaps*	73	3.88	(3)
2004	3-way collar*	58	2.48-3.47-4.91	(1)
2005	3-way collar*	4	2.20-3.00-5.05	--
2002	Calls sold	2	3.40	--
2002	Calls purchased	2	3.39	--
2002	2-way collar	1	3.00-5.00	--
2002	3-way collar	1	2.20-3.00-4.60	--
2003	Calls sold	7	3.19	(3)
2003	Calls purchased	10	3.35	3
2003	2-way collar	2	3.00-5.00	--
2003	3-way collar	3	2.20-3.00-4.60	--
2004	Calls sold	1	2.95	--
2004	Calls purchased	1	2.95	--
2004	2-way collar	2	3.00-5.00	--
2004	3-way collar	3	2.20-3.00-4.60	(1)
2005	2-way collar	2	3.00-5.00	--
2005	3-way collar	4	2.20-3.00-4.60	--
	Total			$(22)

Crude Oil		(MMBbls)	($ per barrel)

2002	Swaps*	2	26.77	$(8)
2002	2-way collar*	2	25.00-28.22	(5)
2002	3-way collar*	2	17.89-21.94-28.04	(5)
2003	Swaps*	5	25.39	(3)
2003	3-way collar*	4	18.60-23.40-28.25	(2)
2004	Swaps*	3	23.09	--
2002	Swaps	1	23.80	(1)
2002	2-way collar	--	22.30-23.32	(2)
2003	Swaps	1	23.80	--
2003	2-way collar	--	22.30-23.32	(2)
2003	3-way collar	16	18.63-23.91-27.22	(4)
	Total			$(32)

December 31, 2001
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type**	Volumes	Average Price	millions

Natural Gas		(million MMBtu)	($ per MMBtu)

2002	2-way collar*	2	3.00-5.00	$1
2002	3-way collar*	7	2.20-3.00-4.83	2
2003	2-way collar*	2	3.00-5.00	1
2003	3-way collar*	7	2.20-3.00-4.83	1
2004	2-way collar*	2	3.00-5.00	1
2004	3-way collar*	7	2.20-3.00-4.83	1
2005	2-way collar*	2	3.00-5.00	1
2005	3-way collar*	7	2.20-3.00-4.83	1
2002	Calls sold	10	3.66	2
2002	Calls purchased	5	3.50	--
2003	Calls sold	7	3.18	(2)
2003	Calls purchased	10	4.12	2
2004	Calls sold	1	2.95	--
2004	Calls purchased	1	2.95	--
	Total			$11

Crude Oil		(MMBbls)	($ per barrel)

2002	Swaps*	1	25.56	$2
2002	3-way collar*	3	19.11-23.33-30.51	6
	Total			$8

MMBtu - million British thermal units
MMBbls - million barrels

*	Qualifies for hedge accounting.
**

A 2-way collar is a combination of options, a sold call and purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A 3-way collar is a combination of options, a sold call, a purchased put and a sold put. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be NYMEX plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.

Derivative financial instruments utilized in the Company's energy trading activities and in the management of price risk associated with the Company's firm transportation keep-whole commitment are accounted for under the mark-to-market accounting method pursuant to Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." See New Accounting Principles under Item 2 of this Form 10-Q. Under this method, the derivatives and physical delivery contracts are revalued in each accounting period and premiums and unrealized gains/losses are immediately recorded in the statement of income and carried as assets or liabilities on the balance sheet. Anadarko's energy marketing and trading business is backed by the Company's substantial oil and gas production and reserves. In the United States and Canada, the Company purchases natural gas produced by other companies in those areas where the Company has substantial production volumes. Third-party purchases allow the Company to aggregate larger volumes of gas and attract larger, more creditworthy customers, which in turn spreads the Company's relatively fixed overhead costs over more gas and can help reduce transportation costs. The Company does not engage in market-making practices nor does it trade in any non-energy-related commodities. The marketing and trading business's risk position, most of the time, is a net short position. Excluding the firm transportation keep-whole agreement, essentially all of the Company's trading transactions have a term of less than one year and most are less than three months. The keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. As of September 30, 2002, the Company had a net unrealized gain of $18 million (gains of $58 million and losses of $40 million) on derivative commodity instruments entered into for trading purposes and a net unrealized loss of $19 million (gains of $13 million and losses of $32 million) on physical contracts entered into for trading purposes. As of December 31, 2001, the Company had a net unrealized loss of $49 million (gains of $42 million and losses of $91 million) on derivative commodity instruments entered into for trading purposes. Losses on derivative commodity instruments were offset by a net unrealized gain of $66 million (gains of $82 million and losses of $16 million) on physical contracts entered into for trading purposes. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% decrease in underlying commodity prices, the potential loss on the derivative instruments would be increased by approximately $16 million.

The energy trading derivative contracts are primarily used to neutralize fixed price exposure in physical delivery agreements and to generate profit on or from exposure to changes in the market price of crude oil and natural gas. As of September 30, 2002 and December 31, 2001, the Company had the following volumes under derivative contracts related to its trading activity:

September 30, 2002
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type	Volumes	Average Price	millions

Natural Gas		(million MMBtu)	($ per MMBtu)

2002	Futures sold	18	3.47	$(6)
2002	Futures purchased	20	3.45	7
2002	Swaps	28	3.77	7
2002	Calls sold	13	4.49	(2)
2002	Calls purchased	4	4.25	1
2002	Puts sold	8	3.86	(1)
2002	Puts purchased	6	3.73	--
2003	Futures sold	10	3.67	(7)
2003	Futures purchased	14	3.70	7
2003	Swaps	63	3.87	11
2003	Calls sold	1	4.24	--
2003	Calls purchased	3	4.41	1
2003	Puts sold	--	2.76	--
2004	Futures sold	1	3.97	--
2004	Swaps	--	3.98	--
2005	Swaps	1	3.79	--
2006	Swaps	1	3.74	--
	Total			$18

Crude Oil		(MMBbls)	($ per barrel)

2002	Futures sold	2	28.61	$(1)
2002	Futures purchased	1	27.61	1
2002	Swaps	1	28.24	--
	Total			$--

December 31, 2001
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type	Volumes	Average Price	millions

Natural Gas		(million MMBtu)	($ per MMBtu)

2002	Futures sold	24	3.34	$18
2002	Futures purchased	22	3.50	(21)
2002	Swaps	72	3.20	(42)
2002	Calls sold	8	3.07	1
2002	Calls purchased	13	4.09	1
2002	Puts sold	8	3.25	(7)
2002	Puts purchased	1	2.58	--
2003	Futures sold	1	3.51	--
2003	Futures purchased	1	3.36	--
2003	Swaps	12	3.12	--
	Total			$(50)

Crude Oil		(MMBbls)	($ per barrel)

2002	Futures sold	3	19.80	$(1)
2002	Futures purchased	1	20.05	2
2002	Swaps	1	21.77	--
2002	Calls sold	1	29.50	--
	Total			$1

Anadarko Holding Company (Anadarko Holding) was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Field Services, Inc. (Duke). Most of the GPM's firm long-term transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, Anadarko Holding agreed to pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay Anadarko Holding if the transportation market values exceed the contract transportation rates (keep-whole agreement). Net receipts from Duke for the three months ended September 30, 2002 and 2001 were $12 million and $25 million, respectively. Net receipts from Duke for the nine months ended September 30, 2002 and 2001 were zero and $166 million, respectively. Transportation contracts transferred to Duke in the GPM disposition and the contract not transferred, all of which are included in the keep-whole agreement with Duke, relate to various pipelines. This keep-whole agreement is accounted for on a mark-to-market basis. This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. During the third quarter of 2002 and 2001, the Company recognized other income of $19 million ($20 million gain from the agreement and $1 million loss from derivative financial instruments) and $10 million ($1 million from the agreement and $9 million from derivative financial instruments), respectively. During the first nine months of 2002 and 2001, the Company recognized other income of $28 million ($43 million gain from the agreement and $15 million loss from derivative financial instruments) and $108 million ($47 million from the agreement and $61 million from derivative financial instruments), respectively. As of September 30, 2002, other current assets included $8 million and other long-term liabilities included $72 million related to this agreement. As of December 31, 2001, accounts payable included $27 million and other long-term liabilities included $80 million related to this agreement. The future gain or loss from this agreement cannot be accurately predicted.

Anticipated discounted and undiscounted liabilities (assets) for the firm transportation keep-whole commitment at September 30, 2002 are as follows:

millions	Undiscounted	Discounted

2002	$(16)	$(16)
2003	14	14
2004	27	23
2005	20	15
2006	19	13
Later years	23	14
Total	$87	$63

The Company may periodically use derivative financial instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. While the derivatives are intended to reduce the Company's exposure to declines in transportation market rates, they also limit the potential to benefit from market price increases. For the three months ended September 30, 2002 and 2001, the Company recognized other expense of $1 million and other income of $9 million, respectively, on derivative financial instruments related to transportation rates. For the nine months ended September 30, 2002 and 2001, the Company recognized other expense of $15 million and other income of $61 million, respectively, on derivative financial instruments related to transportation rates. At September 30, 2002 and December 31, 2001 accounts payable included $3 million and other current assets included $25 million, respectively, of unrealized gains and losses related to this agreement. Due to decreased liquidity, the use of derivative financial instruments to manage this risk is generally limited to the forward twelve months.

As of September 30, 2002 and December 31, 2001, the Company had the following volumes of natural gas under derivative contracts related to the firm transportation keep-whole agreement:

					Net Fair Value
Production		Volumes		Average Price	Asset (Liability)
Period	Instrument Type	(million MMBtu)		($ per MMBtu)	millions

September 30, 2002

2002	Swaps	3	*	2.07	$(3)

December 31, 2001

2002	Swaps	4	**	8.42	$25

*	Represents 4% of the Company's total volumetric exposure under the keep-whole agreement for the remainder of 2002.
**	Represents 2% of the Company's total volumetric exposure under the keep-whole agreement for 2002.

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

At September 30, 2002 and December 31, 2001, a Canadian subsidiary had $98 million and $187 million, respectively, outstanding of fixed-rate notes and debentures denominated in U.S. dollars. During the third quarter of 2002 and 2001, the Company recognized $5 million and $8 million, respectively, of non-cash losses before taxes associated with the remeasurement of this debt. For the nine months ended September 30, 2002 and 2001, the Company recognized $4 million of non-cash gains and $23 million of non-cash losses, respectively, before taxes associated with the remeasurement of this debt. The potential foreign currency remeasurement impact on earnings from a 10% increase in the September 30, 2002 Canadian exchange rate would be about $9 million based on the outstanding debt at September 30, 2002.

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

The following table summarizes the Company's open foreign currency positions at September 30, 2002 and December 31, 2001. Approximately $3 million of the after tax unrealized loss was included in accumulated other comprehensive income as of September 30, 2002 and December 31, 2001.

	September 30,	December 31,
$ in millions, except foreign currency rates	2002	2001

Notional amount - US$	$70	$70
Forward rate	1.36	1.36
Market rate	1.55	1.58
Decrease in rate	(0.19)	(0.22)
Fair value - loss - C$	$13	$15
Fair value - loss - US$	$8	$10

At September 30, 2002 and December 31, 2001, the Company's Latin American subsidiaries had foreign deferred tax liabilities denominated in the local currency equivalent totaling $47 million and $78 million, respectively. During the third quarter of 2002, the Company recognized tax benefits primarily associated with remeasurement of these deferred tax liabilities of $3 million compared with $3 million for the same period of 2001. During the first nine months of 2002 and 2001, the Company recognized tax benefits primarily associated with remeasurement of these deferred tax liabilities of $36 million and $5 million, respectively. In conjunction with the sale of Latin American properties in 2001, the Company indemnified a purchaser for the use of local tax losses denominated in the local currency equivalent totaling $22 million. The potential foreign currency remeasurement impact on net earnings from a 10% increase in the September 30, 2002 Latin American exchange rates would be approximately $6 million.

Item 4.  Controls and Procedures

Anadarko's Chief Executive Officer and Chief Financial Officer (Certifying Officers) performed an evaluation of the Company's disclosure controls and procedures within 90 days of the filing of this Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures are effective. In addition, there have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 13 of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form 10-Q.

Item 5.  Other Information

On November 12, 2002, the Chief Executive Officer and the Chief Financial Officer of Anadarko signed the written certifications required under Section 906 of the Sarbanes-Oxley Act of 2002. The written certifications of John N. Seitz, President and Chief Executive Officer, and Michael E. Rose, Executive Vice President and Chief Financial Officer are included in this report as Exhibit 99.1.

Anadarko's Executive Committee is chaired by Robert J. Allison, Jr. The members are John N. Seitz, Ronald Brown, James L. Bryan and John R. Butler, Jr. All members of the committee are outside directors, except Mr. Allison and Mr. Seitz. The primary responsibility of the Executive Committee is to take action regarding the conduct of the business of the Company between Board meetings.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit			Original Filed	File
Number		Description	Exhibit	Number

3	(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
		of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

	(b)	By-laws of Anadarko Petroleum	3(e) to Form 10-Q	1-8968
		Corporation, as amended	for the quarter ended
September 30, 2000

	(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
		Restated Certificate of Incorporation	July 28, 2000

4	(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
		Cumulative Preferred Stock, Series B	May 6, 1998

	(b)	Rights Agreement, dated as of	4.1 to Form 8-A dated	1-8968
		October 29, 1998, between Anadarko	October 30, 1998
and The Chase Manhattan Bank

*12		Computation of Ratios of Earnings to Fixed
Charges and Earnings to Combined Fixed
Charges and Preferred Stock Dividends

*23		Consent of Ryder Scott Company

*99.1		Certification of Chief Executive Officer and
Chief Financial Officer

*99.2		Ryder Scott Company report

(b)	Reports on Form 8-K

A report on Form 8-K dated August 14, 2002 was filed in which the earliest event reported was August 14, 2002. This event was reported under Item 5 "Other Events" and Item 7c. "Exhibits."

A report on Form 8-K dated September 20, 2002 was filed in which the earliest event reported was September 20, 2002. This event was reported under Item 5 "Other Events" and Item 7c. "Exhibits."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

November 13, 2002	By:	/s/ MICHAEL E. ROSE
Michael E. Rose - Executive Vice President
and Chief Financial Officer

CERTIFICATIONS

I, John N. Seitz, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Anadarko Petroleum Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JOHN N. SEITZ
President and Chief Executive Officer

I, Michael E. Rose, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Anadarko Petroleum Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ MICHAEL E. ROSE
Executive Vice President and Chief Financial Officer