Form 10-Q
period 2003-03-31
ANADARKO PETROLEUM CORP
filed 2003-05-14
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003
Commission File No. 1-8968

ANADARKO PETROLEUM CORPORATION
1201 Lake Robbins Drive, The Woodlands, Texas 77380-1046
(832) 636-1000

Incorporated in the	Employer Identification
State of Delaware	No. 76-0146568

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No _____.

     Indicate by check mark whether the registrant is an accelerated filer. Yes  X    No _____.

     The number of shares outstanding of the Company's common stock as of April 30, 2003 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	249,466,234

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31
millions except per share amounts	2003	2002
Revenues
Gas sales	$708	$368
Oil and condensate sales	445	353
Natural gas liquids sales	85	43
Other sales	19	26
Total	1,257	790

Costs and Expenses
Operating expenses	176	183
Administrative and general	88	72
Depreciation, depletion and amortization	290	267
Other taxes	75	56
Impairments related to oil and gas properties	5	8
Total	634	586

Operating Income	623	204

Other (Income) Expense
Interest expense	60	49
Other (income) expense	(37)	23
Total	23	72

Income Before Income Taxes	600	132

Income Tax Expense	228	43

Net Income Before Cumulative Effect of Change
in Accounting Principle	$372	$89

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$371	$88

Cumulative Effect of Change in Accounting Principle	47	--

Net Income Available to Common Stockholders	$418	$88

Per Common Share
Net income - before change in accounting principle - basic	$1.49	$0.35
Net income - before change in accounting principle - diluted	$1.45	$0.34

Change in accounting principle - basic	$0.19	$--
Change in accounting principle - diluted	$0.18	$--

Net income - basic	$1.68	$0.35
Net income - diluted	$1.63	$0.34

Dividends	$0.10	$0.075

Average Number of Common Shares Outstanding - Basic	249	248
Average Number of Common Shares Outstanding - Diluted	258	263

See accompanying notes to consolidated financial statements.
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
millions	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$82	$34
Accounts receivable, net of allowance:
Customers	1,092	673
Others	292	435
Other current assets	138	138

Total	1,604	1,280

Properties and Equipment
Original cost (includes unproved properties of $3,055 and $3,085
as of March 31, 2003 and December 31, 2002, respectively)	23,639	22,595
Less accumulated depreciation, depletion and amortization	7,735	7,497

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	15,904	15,098

Other Assets	444	436

Goodwill	1,451	1,434

Total Assets	$19,403	$18,248

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)
(Unaudited)
	March 31,	December 31,
millions	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,325	$1,050
Accrued expenses	520	511
Current portion, notes and debentures	254	300

Total	2,099	1,861

Long-term Debt	5,171	5,171

Other Long-term Liabilities
Deferred income taxes	3,816	3,633
Other	866	611

Total	4,682	4,244

Stockholders' Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, 0.1 million shares
issued as of March 31, 2003 and December 31, 2002)	89	101
Common stock, par value $0.10 per share
(450.0 million shares authorized, 255.2 million and 254.6 million shares
issued as of March 31, 2003 and December 31, 2002, respectively)	26	25
Paid-in capital	5,358	5,347
Retained earnings	2,415	2,021
Treasury stock (3.2 million shares as of March 31, 2003 and December 31, 2002)	(166)	(166)
Deferred compensation and ESOP (0.6 million and 0.7 million shares
as of March 31, 2003 and December 31, 2002, respectively)	(51)	(63)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of March 31, 2003 and December 31, 2002)	(92)	(95)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(142)	(85)
Foreign currency translation adjustments	90	(37)
Minimum pension liability	(76)	(76)
Total	(128)	(198)

Total	7,451	6,972

Commitments and Contingencies	--	--

Total Liabilities and Stockholders' Equity	$19,403	$18,248

See accompanying notes to consolidated financial statements.
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
millions	2003	2002

Net Income Available to Common Stockholders	$418	$88

Add: Preferred Stock Dividends	1	1

Net Income Available to Common Stockholders
Before Preferred Stock Dividends	419	89

Other Comprehensive Income (Loss), Net of Taxes
Unrealized gain (loss) on derivative instruments:
Unrealized loss during the period[1]	(79)	(19)
Reclassification adjustment for (gain) loss included in net income[2]	22	(1)
Total unrealized loss on derivative instruments	(57)	(20)
Foreign currency translation adjustments	127	(2)
Minimum pension liability[3]	--	(12)

Total	70	(34)

Comprehensive Income	$489	$55

1net of income tax benefit of:	45	11
2net of income tax benefit (expense) of:	(12)	1
3net of income tax benefit of:	--	7

See accompanying notes to consolidated financial statements.
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
millions	2003	2002
Cash Flow from Operating Activities
Net income before cumulative effect of change in
accounting principle	$372	$89
Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	293	272
Interest expense - zero coupon debentures	3	3
Deferred income taxes	154	9
Impairments related to oil and gas properties	5	8
Other non-cash items	(33)	18
	794	399
(Increase) decrease in accounts receivable	(266)	114
Increase (decrease) in accounts payable and accrued expenses	273	(104)
Other items - net	(96)	9

Net cash provided by operating activities	705	418

Cash Flow from Investing Activities
Additions to properties and equipment	(623)	(813)
Sales and retirements of properties and equipment	39	13

Net cash used in investing activities	(584)	(800)

Cash Flow from Financing Activities
Additions to debt	25	1,086
Retirements of debt	(74)	(615)
Decrease in accounts payable, banks	(9)	(45)
Dividends paid	(25)	(19)
Retirement of preferred stock	(12)	--
Purchase of treasury stock	--	(50)
Issuance of common stock and common stock put options	21	16

Net cash provided by (used in) financing activities	(74)	373

Effect of Exchange Rate Changes on Cash	1	(2)

Net Increase (Decrease) in Cash and Cash Equivalents	48	(11)

Cash and Cash Equivalents at Beginning of Period	34	37

Cash and Cash Equivalents at End of Period	$82	$26

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

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of financial position as of March 31, 2003 and December 31, 2002, and for the results of operations and cash flows for the three months ended March 31, 2003 and 2002. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to litigation, environmental liabilities, income taxes and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Changes in Accounting Principles    In 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. See Note 3.

In 2003, the Company adopted the fair value method of accounting for stock-based employee compensation using the prospective method described in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." See Note 2.

Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees," was issued in November 2002. The Company adopted the disclosure provisions in 2002. See Notes 13 and 14. The initial recognition and initial measurement provisions are applicable to guarantees issued or modified in 2003 and in later years and did not have a material impact on the Company's consolidated financial statements.

Derivative Instruments   Anadarko uses derivative instruments for various risk management purposes. Derivative instruments utilized to manage or reduce commodity price risk related to the Company's equity production are accounted for under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under this statement, all derivatives are carried on the balance sheet at fair value. Realized gains and losses are recognized in sales when the underlying physical gas and oil production is sold. Accordingly, realized derivative gains and losses are generally offset by similar changes in the realized value of the underlying physical gas and oil production. Realized derivative gains and losses are reflected in the average sales price of the physical gas and oil production.

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

Derivative instruments, including physical delivery purchase and sale contracts, utilized in the Company's energy trading activities are accounted for under the mark-to-market accounting method pursuant to SFAS No. 133. Under this method, the derivatives are revalued in each accounting period and unrealized gains and losses are recorded in the statement of income and carried as assets or liabilities on the balance sheet.

The Company's firm transportation keep-whole agreement and the derivative financial instruments used in the management of the price risk associated with the keep-whole agreement are accounted for under the mark-to-market accounting method pursuant to SFAS No. 133. Under this method, the agreement and the derivatives are revalued in each accounting period and unrealized gains and losses are recorded in the statement of income and carried as assets or liabilities on the balance sheet.

The Company's derivative instruments are generally either exchange traded or valued by reference to a commodity that is traded in a liquid market. Valuation is determined by reference to readily available public data. Option valuations are based on the Black-Scholes option pricing model and verified against third-party quotations. The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated with quoted natural gas basis prices, while the fair value of the long-term portion is estimated based on historical natural gas basis prices, discounted at 10% per year. See Note 7.

Earnings Per Share The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options and performance-based stock awards under the treasury stock method and outstanding put options under the reverse treasury stock method, if including such equity instruments is dilutive. Diluted EPS amounts also include the net effect of the Company's convertible debentures and Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) assuming the conversions occurred at the beginning of the year or the date of issuance, if including such potential common shares is dilutive. See Note 9.

New Accounting Principles   FIN No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. It applies immediately to variable interest entities created after January 31, 2003. For entities created prior to this date, FIN No. 46 is effective for the third quarter 2003. The Company is evaluating the impact of FIN No. 46 on accounting for and the possible restructuring of its synthetic leases. See Note 13. If the Company's synthetic leases are not restructured prior to July 2003, the current synthetic lease related entities will be consolidated with the Company. The Company believes this would increase properties and equipment by approximately $220 million with a corresponding increase in long-term debt of $232 million. Any impact on the income statement would be a cumulative effect adjustment equal to the difference between the fair value of the assets and liabilities recorded related to the consolidated variable interest entities and is not expected to be material.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued April 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have any impact on the financial statements.

2.  Stock-Based Compensation SFAS No. 123 defines a fair value method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue measuring compensation costs for these instruments using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In 2003, the Company voluntarily changed to the fair value method of accounting for stock-based employee compensation for all grants after January 1, 2003 using the prospective method described in SFAS No. 148. Anadarko applies APB No. 25 in accounting for prior grants whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Anadarko stock on the date of grant.

If compensation expense for all stock option grants had been determined using the fair value method, the Company's net income and EPS would have been as shown in the pro forma amounts below:
	Three Months Ended
	March 31
millions except per share amounts	2003	2002
Net income available before effect of change
in accounting principle as reported	$371	$88
Add: Stock-based employee compensation expense included
in net income, after taxes	3	3
Deduct: Total stock-based employee compensation expense
determined under the fair value method, after taxes	(5)	(11)
Pro forma net income before change in accounting principle	$369	$80

Basic EPS - as reported before change in accounting principle	$1.49	$0.35
Basic EPS - pro forma before change in accounting principle	$1.48	$0.32

Diluted EPS - as reported before change in accounting principle	$1.45	$0.34
Diluted EPS - pro forma before change in accounting principle	$1.44	$0.31

3. Asset Retirement Obligations The majority of Anadarko's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. In 2003, the Company adopted SFAS No. 143, which requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The change was effective January 2003, and the related cumulative adjustment to net income was an increase of $47 million ($74 million before taxes) or $0.18 per share (diluted). Additionally, the Company recorded an asset retirement obligation liability of $278 million and an increase to net properties and equipment and other assets of $352 million. The application of SFAS No. 143 did not have a material impact on the Company's depreciation, depletion and amortization expense, net income or net income per share in the first quarter of 2003. There was no impact on the Company's cash flow as a result of adopting SFAS No. 143.

The following table provides a rollforward of the asset retirement obligations for the current period:
millions
Carrying amount of asset retirement obligations as of January 1, 2003	$278
Liabilities incurred during the first quarter of 2003	1
Liabilities settled during the first quarter of 2003	(3)
Accretion expense	4
Revisions in estimated cash flows	5
Carrying amount of asset retirement obligations as of March 31, 2003	$285

The following table shows the effect of the implementation on the Company's net income and EPS as if SFAS No. 143 had been in effect in prior periods. There was no effect on reported amounts for the three months ended March 31, 2002.
	Years Ended December 31
millions except per share amounts	2002	2001	2000	1999	1998
Actual
Net income (loss) available before effect of
change in accounting principle	$825	$(183)	$813	$32	$(49)
Basic EPS -before change in accounting principle	$3.32	$(0.73)	$4.42	$0.25	$(0.41)
Diluted EPS -before change in accounting principle	$3.21	$(0.73)	$4.25	$0.25	$(0.41)

Pro forma amounts assuming SFAS No. 143
was applied retroactively
Net income (loss) available before effect of
change in accounting principle	$826	$(178)	$812	$33	$(48)
Basic EPS -before change in accounting principle	$3.32	$(0.71)	$4.41	$0.26	$(0.40)
Diluted EPS -before change in accounting principle	$3.21	$(0.71)	$4.24	$0.26	$(0.40)
Carrying amount of asset retirement obligation	$251	$208	$48	$44	$36
Beginning of year
End of year	$278	$251	$208	$48	$44

4.  Inventories     Inventories are stated at the lower of average cost or market. The major classes of inventories, which are included in other current assets, are as follows:
	March 31,	December 31,
millions	2003	2002
Materials and supplies	$77	$75
Crude oil	11	15
Natural gas	3	16
NGLs	1	--
Total	$92	$106

5.  Properties and Equipment     Oil and gas properties include costs of $3.1 billion at March 31, 2003 and December 31, 2002 which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. At March 31, 2003 and December 31, 2002, the Company's investment in countries where reserves have not been established was $66 million and $63 million, respectively.

Total interest costs incurred during the first quarter of 2003 and 2002 were $94 million and $87 million, respectively. Of these amounts, the Company capitalized $34 million and $38 million during the first quarter of 2003 and 2002, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The interest rates for capitalization are based on the Company's weighted average cost of borrowings used to finance the expenditures applied to costs excluded.

In addition to capitalized interest, the Company also capitalized internal costs of $52 million and $43 million during the first quarter of 2003 and 2002, respectively. These internal costs were directly related to exploration and development activities and are included as part of the cost of oil and gas properties.

6.  Debt     A summary of debt follows:

	March 31, 2003		December 31, 2002
millions	Principal	Carrying Value	Principal	Carrying Value
Notes Payable, Banks	$103	$103	$44	$44
Commercial Paper	146	146	181	181
Long-term Portion of Capital Lease	6	6	7	7
6 3/4% Notes due 2003	--	--	73	73
5 7/8% Notes due 2003	83	83	83	83
6.5% Notes due 2005	170	166	170	166
7.375% Debentures due 2006	88	88	88	87
7% Notes due 2006	174	171	174	171
5 3/8% Notes due 2007	650	647	650	647
6.75% Notes due 2008	116	111	116	111
7.8% Debentures due 2008	11	11	11	11
7.3% Notes due 2009	85	83	85	83
6 3/4% Notes due 2011	950	912	950	912
6 1/8% Notes due 2012	400	395	400	395
5% Notes due 2012	300	297	300	297
7.05% Debentures due 2018	114	105	114	105
Zero Coupon Convertible
Debentures due 2020	383	383	380	380
Zero Yield Puttable Contingent
Debt Securities due 2021	30	30	30	30
7.5% Debentures due 2026	112	106	112	106
7% Debentures due 2027	54	54	54	54
6.625% Debentures due 2028	17	17	17	17
7.15% Debentures due 2028	235	212	235	212
7.20% Debentures due 2029	135	135	135	135
7.95% Debentures due 2029	117	117	117	117
7 1/2% Notes due 2031	900	862	900	862
7.73% Debentures due 2096	61	61	61	61
7.5% Debentures due 2096	83	75	83	75
7 1/4% Debentures due 2096	49	49	49	49
Total debt	$5,572	5,425	$5,619	5,471
Less current portion		254		300
Total long-term debt		$5,171		$5,171

At March 31, 2003, $745 million of notes, debentures and securities will mature or may be put to Anadarko within the next twelve months. In accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced," $491 million of this amount is classified as long-term debt, since Anadarko has the intent and ability to refinance this debt under the terms of Anadarko's Bank Credit Agreements.

In April 2003, Anadarko redeemed for cash its callable Zero Coupon Convertible Debentures due 2020. Anadarko funded the $384 million redemption with available credit facilities that carry a lower effective interest rate. Anadarko paid $556.46 per debenture, reflecting the issue price plus accrued interest at 3.5%.

In May 2003, the Company issued $350 million principal amount of 3.25% Notes due 2008. The net proceeds from this issuance were used to reduce floating interest rate debt that was incurred in April 2003 to redeem the Zero Coupon Convertible Debentures due 2020.

7. Financial Instruments

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

Anadarko also enters into commodity derivative instruments (options, futures and swaps) for trading purposes with the objective of generating profits from exposure to changes in the market price of natural gas and crude oil. Commodity derivative instruments are also used to meet customers' pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. In addition, the Company may use swap agreements to reduce exposure to losses on its firm transportation keep-whole commitment with Duke Energy Field Services, Inc. (Duke). Essentially all of the derivatives used for trading purposes have a term of less than one year, with most having a term of less than three months.

Futures contracts are generally used to fix the price of expected future oil and gas sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Settlements of futures contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange and have nominal credit risk. Swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix the price differential between the price of gas at Henry Hub and various other market locations. Swap agreements expose the Company to credit risk to the extent the counter-party is unable to meet its settlement commitment. The Company monitors the creditworthiness of each counter-party. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses in settling with its swap counter-parties. Options are generally used to fix a floor and a ceiling price (collar) for the Company's expected future oil and gas sales. The Company buys and sells options through exchanges as well as in the over-the-counter market.

Cash Flow Hedges At March 31, 2003, the Company had option and swap contracts in place to fix floor and ceiling prices on a portion of expected future sales of equity gas and oil production. The Company has option contracts to hedge its exposure to the variability in future cash flows associated with sales of oil production that extend through December 2004 and associated with sales of gas production that extend through December 2005. Swap agreements to hedge the Company's exposure to the variability in future cash flows associated with sales of oil production extend through December 2004 and associated with sales of gas production that extend through December 2004. As of March 31, 2003, the Company had a net unrealized loss of $219 million before taxes, or $139 million after taxes, on derivative instruments entered into to hedge production recorded in accumulated other comprehensive income compared to a net unrealized loss of $128 million before taxes, or $81 million after taxes, at December 31, 2002. Other income for the periods ended March 31, 2003 and 2002 included $4 million and $11 million of net losses, respectively, related to derivative instruments. These losses were primarily due to recognition of unrealized losses related to those hedges that did not qualify for hedge accounting and hedge ineffectiveness. Approximately $92 million after taxes of net losses in the accumulated other comprehensive income balance as of March 31, 2003 are expected to be reclassified into oil and gas sales during 2003 as the hedged transactions occur.

As of March 31, 2003 and December 31, 2002, the Company had the following volumes under derivative contracts related to its oil and gas producing activities (non-trading activities). The difference between the fair values in the table and the unrealized gain (loss) before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting, hedge ineffectiveness and foreign currency hedges.

March 31, 2003
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type*	Volumes	Average Price	millions
Natural Gas		(million MMBtu)	($ per MMBtu)
2003	Futures sold**	1	5.69	$1
2003	Futures purchased**	1	5.07	--
2003	Swaps**	97	4.12	(79)
2003	2-way collars**	21	4.75-5.61	--
2003	3-way collars**	107	2.98-4.12-5.02	(50)
2003	Basis swaps**	33	--	3
2004	Swaps**	73	3.88	(54)
2004	3-way collars**	95	2.76-3.86-5.33	(21)
2005	3-way collars**	3	2.20-3.00-5.05	(1)
2003	Futures sold	4	4.44	(3)
2003	Futures purchased	4	4.25	4
2003	Swaps	1	3.44	1
2003	Calls sold	5	3.40	--
2003	Calls purchased	7	3.57	--
2003	2-way collars	2	3.00-5.00	(1)
2003	3-way collars	3	2.20-3.00-4.60	(3)
2003	Basis swaps	100	--	3
2004	Futures sold	1	3.97	(1)
2004	Futures purchased	1	4.67	1
2004	Swaps	1	4.00	(1)
2004	Calls sold	1	3.15	--
2004	Calls purchased	1	3.15	--
2004	2-way collars	1	3.00-5.00	(1)
2004	3-way collars	3	2.20-3.00-4.60	(2)
2004	Basis swaps	37	--	--
2005	2-way collars	1	3.00-5.00	(1)
2005	3-way collars	3	2.20-3.00-4.60	(1)
	Total			$(206)

Crude Oil		(MMBbls)	($ per barrel)
2003	Swaps**	4	25.36	$(9)
2003	3-way collars**	12	18.91-24.31-27.62	(22)
2004	Swaps**	3	23.09	(5)
2004	3-way collars**	7	18.00-22.00-28.07	1
2003	3-way collars	2	17.00-21.00-26.13	(9)
2003	Calls sold	10	27.47	(32)
2003	Calls purchased	10	27.47	32
	Total			$(44)

December 31, 2002
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type*	Volumes	Average Price	millions
Natural Gas		(million MMBtu)	($ per MMBtu)
2003	Swaps**	69	3.89	$(48)
2003	3-way collars**	107	2.61-3.69-4.72	(29)
2003	Basis swaps**	44	--	2
2004	Swaps**	70	3.88	(26)
2004	3-way collars**	58	2.48-3.47-4.91	(10)
2005	3-way collars**	3	2.20-3.00-5.05	--
2003	Swaps	4	3.88	(3)
2003	Calls sold	7	3.22	(3)
2003	Calls purchased	10	3.38	4
2003	2-way collars	2	3.00-5.00	(1)
2003	3-way collars	5	2.34-3.30-4.58	(2)
2003	Basis swaps	52	--	2
2004	Swaps	4	3.88	(1)
2004	Calls sold	1	2.98	--
2004	Calls purchased	1	2.98	--
2004	2-way collars	2	3.00-5.00	(1)
2004	3-way collars	3	2.20-3.00-4.60	(1)
2005	2-way collars	2	3.00-5.00	--
2005	3-way collars	3	2.20-3.00-4.60	(1)
	Total			$(118)

Crude Oil		(MMBbls)	($ per barrel)
2003	Swaps**	5	25.31	$(9)
2003	2-way collars**	--	22.30-23.32	(2)
2003	3-way collars**	16	18.91-24.31-27.62	(19)
2004	Swaps**	3	23.09	(1)
2003	3-way collars	3	17.00-21.00-26.13	(5)
2003	Calls sold	13	27.47	(23)
2003	Calls purchased	13	27.47	23
	Total			$(36)

MMBtu - million British thermal units
MMBbls - million barrels

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

Trading Activities     As of March 31, 2003 and December 31, 2002, the Company had the following volumes under derivative contracts related to its trading activity:

March 31, 2003
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type	Volumes	Average Price	millions
Natural Gas		(million MMBtu)	($ per MMBtu)
2003	Futures sold	10	5.41	$3
2003	Futures purchased	15	5.25	(2)
2003	Swaps	44	4.64	18
2003	Calls purchased	1	4.40	1
2003	Puts sold	2	4.85	(1)
2004	Swaps	16	4.44	5
2005	Swaps	3	4.25	--
2006	Swaps	1	4.19	--
	Total			$24

Crude Oil		(MMBbls)	($ per barrel)
2003	Futures sold	1	32.32	$3
2003	Futures purchased	1	32.60	(3)
	Total			$--

December 31, 2002
				Net Fair Value
Production				Asset (Liability)
Period	Instrument Type	Volumes	Average Price	millions
Natural Gas		(million MMBtu)	($ per MMBtu)
2003	Futures sold	33	4.29	$18
2003	Futures purchased	28	4.15	(21)
2003	Swaps	80	4.25	26
2003	Calls sold	11	4.83	(1)
2003	Calls purchased	10	4.79	1
2003	Puts sold	3	3.77	--
2003	Puts purchased	4	3.66	--
2004	Futures sold	1	4.50	--
2004	Futures purchased	1	3.97	(1)
2004	Swaps	8	4.01	1
2005	Swaps	1	3.97	--
2006	Swaps	1	3.87	--
	Total			$23

Crude Oil		(MMBbls)	($ per barrel)
2003	Futures sold	1	27.49	$--
2003	Futures purchased	1	26.91	1
	Total			$1

Firm Transportation Keep-Whole Agreement     Anadarko Holding Company (Anadarko Holding) was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke. Most of the GPM's long-term firm transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, Anadarko Holding agreed to pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay Anadarko Holding if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the Duke keep-whole agreement to potential decreases in future transportation market values. While derivatives are intended to reduce the Company's exposure to declines in transportation market rates, they also limit the potential to benefit from market price increases. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward twelve months. Net receipts from Duke for the three months ended March 31, 2003 and 2002 were $9 million and $12 million, respectively. This keep-whole agreement and any associated derivative instruments are accounted for on a mark-to-market basis.

The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated with quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price quotes beyond the next twelve months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical natural gas basis prices, discounted at 10% per year. Management also periodically evaluates the supply and demand factors (such as expected drilling activity, anticipated pipeline construction projects, expected changes in demand at pipeline delivery points, etc.) that may impact the future market value of the firm transportation capacity to determine if the estimated fair value should be adjusted. The Company recognized other income of $35 million and other expense of $6 million for the three months ended March 31, 2003 and 2002, respectively, related to the keep-whole agreement and associated derivative instruments. As of March 31, 2003 and December 31, 2002, other current assets included $16 million and zero, accounts payable included zero and $5 million and other long-term liabilities included $63 million and $68 million, respectively, related to the keep-whole agreement and associated derivative instruments.

Anticipated discounted and undiscounted liabilities (assets) for the firm transportation keep-whole agreement at March 31, 2003 are as follows:
millions	Undiscounted	Discounted

2003	$(18)	$(18)
2004	23	20
2005	20	16
2006	19	14
2007	14	9
Later years	9	6
Total	$67	$47

As of March 31, 2003, the Company had the following volumes of natural gas under derivative contracts related to the firm transportation keep-whole agreement.

Net Fair Value
Production		Volumes	Average Price**	Asset (Liability)
Period	Instrument Type	(million MMBtu)	($ per MMBtu)	millions

2003	Swaps	1 *	1.67	$--

*		Represents less than 1% of the Company's total volumetric exposure under the keep-whole agreement for the remainder of 2003.
**		Represents the difference in price that the Company has agreed to pay for gas purchased at one market location and receive for gas sold at a different market location.

As of December 31, 2002, the Company had no volumes of natural gas under derivative contracts related to the firm transportation keep-whole agreement.

8.  Preferred Stock     For the first quarter of 2003 and 2002, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock. During the first quarter of 2003, the Company repurchased $12 million of preferred stock.

9.  Common Stock     The Company's credit agreements allow for a maximum capitalization ratio of 60% debt, exclusive of the effect of any non-cash writedowns. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at March 31, 2003 and December 31, 2002.

The reconciliation between basic and diluted EPS is as follows:
	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002
			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income available before change
in accounting principle	$371	249	$1.49	$88	248	$0.35
Effect of convertible debentures
and ZYP-CODES	2	8		2	13
Effect of dilutive stock options and
performance-based stock awards	--	1		--	2
Diluted EPS
Net income available before change
in accounting principle plus
assumed conversion	$373	258	$1.45	$90	263	$0.34

For the three months ended March 31, 2003 and 2002, options for 9.0 million and 1.4 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods. For the three months ended March 31, 2002, put options for 1.0 million shares of common stock were excluded because the put options' exercise price was less than the average market price of common stock for the period.

10.  Statements of Cash Flows Supplemental Information     The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:
	Three Months Ended
	March 31
millions	2003	2002
Interest	$26	$10
Income taxes	$10	$(7)

11.  Segment Information     The following table illustrates information related to Anadarko's business segments. The segment shown as Intercompany Eliminations and All Other includes other smaller operating units, corporate activities, financing activities and intercompany eliminations.
	Oil and Gas	Marketing		Intercompany
	Exploration	And		Eliminations
millions	and Production	Trading	Minerals	and All Other	Total
Three Months Ended March 31, 2003
Revenues	$765	$14	$9	$469	$1,257
Intersegment revenues	468	4	--	(472)	--
Total revenues	1,233	18	9	(3)	1,257
Impairments related to oil and gas properties	5	--	--	--	5
Income (loss) before income taxes	$714	$14	$8	$(136)	$600
Net properties and equipment	$14,022	$235	$1,201	$446	$15,904
Goodwill	$1,451	$--	$--	$--	$1,451

Three Months Ended March 31, 2002
Revenues	$513	$24	$13	$240	$790
Intersegment revenues	235	2	--	(237)	--
Total revenues	748	26	13	3	790
Impairments related to oil and gas properties	8	--	--	--	8
Income (loss) before income taxes	$258	$(14)	$11	$(123)	$132
Net properties and equipment	$12,314	$246	$1,205	$400	$14,165
Goodwill	$1,432	$--	$--	$--	$1,432

12.  Other (Income) Expense     Other (income) expense consists of the following:
	Three Months Ended
	March 31
millions	2003	2002
Firm transportation keep-whole contract valuation (See Note 7)	$(35)	$6
Foreign currency exchange *	(8)	(1)
Unrealized loss on derivative instruments	4	11
Gas sales contracts - accretion of discount	2	2
Other	--	5
Total	$(37)	$23

* 2003 and 2002 exclude $8 million in transaction losses and $13 million in transaction gains, respectively, related to remeasurement of the Venezuela deferred tax liability, which is included in income tax expense.

13.  Commitments

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

The initial lease term for each lease is five years. Monthly lease payments are based on the London interbank borrowing rate applied against the lease balance. The leases contain various covenants including covenants regarding the Company's financial condition. Default under the leases, including violation of these covenants, could require the Company to purchase the facilities for a specified amount, which approximates the lessor's original cost ($213 million). As of March 31, 2003, the Company was in compliance with these covenants.

At the end of the lease term, the Company has an option to either purchase the facilities for the purchase option amount of the lease balance plus any outstanding lease payments or to assist the SPEs in the sale of the properties. The Company has provided a residual value guarantee for any deficiency if the properties are sold for less than the sale option amount ($178 million at March 31, 2003). In addition, the Company is entitled to any proceeds from a sale of the properties in excess of the purchase option amount.

If for either of these leases, the Company determines that it is probable that the expected fair value of the property at the end of the lease term will be less than the purchase option amount, the Company will accrue the expected loss on a straight line basis over the remaining lease term. Currently, Management does not believe it is probable that the fair market value of either of these properties will be less than the purchase option amount at the end of the lease term. As such, no liability has been recognized for these guarantees as of March 31, 2003.

In addition, the Company has a lease payment obligation of $8 million related to an aircraft operating lease financed by a synthetic lease. This synthetic lease has a residual value guarantee for any deficiency if the aircraft is sold for less than the maximum lessee risk amount (approximately $11 million). In addition, the Company is entitled to any proceeds from a sale of the aircraft in excess of the maximum lessor risk amount (approximately $14 million). No liability has been recorded related to this guarantee.

As discussed in Note 1, the Company is evaluating the impact of the 2003 adoption of FIN No. 46 on accounting for and the possible restructuring of the synthetic leases.

Production Platform     In 2002, the Company signed an agreement under which a floating production platform for its Marco Polo discovery in Green Canyon Block 608 of the Gulf of Mexico will be installed. The other party to the agreement will construct and own the platform and production facilities that upon completion, expected in late 2003, will be operated by Anadarko. The agreement provides that Anadarko dedicate its production from Green Canyon Block 608 and 11 other Green Canyon blocks to the production facilities. The agreement requires a monthly demand charge of slightly over $2 million for five years beginning at the time of project completion and a processing fee based upon production throughput. The agreement does not contain any purchase options, purchase obligations or value guarantees.

14.  Contingencies

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

Royalty Litigation     During September 2000, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the "Gas Qui Tam case") filed in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants improperly measured and otherwise undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. The case has been transferred to the U.S. District Court, Multi-District Litigation Docket pending in Wyoming. Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. Motions to dismiss on the grounds that plaintiffs did not provide new information for the government to file suit upon were filed in January 2003, with a hearing date expected in the third quarter of 2003.

A group of royalty owners purporting to represent Anadarko Holding's gas royalty owners in Texas (Neinast, et al.) was granted class action certification in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although a demand for damages in the amount of $100 million was asserted. The Company appealed the class certification order. A favorable decision from the Houston Court of Appeals decertified the class. The royalty owners did not appeal this matter to the Texas Supreme Court and the decision from the Houston Court of Appeals became final in the second quarter of 2002. The royalty owners recently filed a new petition alleging that the class may properly be brought so long as "sub-class" groups are broken out. The Company is vigorously contesting this new petition.

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

A royalty owner action styled Texas Osage Royalty Pool, Inc. v. UPRG, Inc., UP Fuels, Inc., et al. filed in January 1997 in the 335th District Court of Lee County, Texas has become active during the first quarter of 2003. The case involves allegations that Anadarko Holding (formerly UPRG, Inc.) failed to properly pay royalties due Texas Osage. In addition, the plaintiff contends that Anadarko Holding failed to comply with express and implied provisions of various leases between April 1993 and the present. The claimants continue to be extremely slow in providing details of their claims, and have only recently sent document requests and deposition notices indicating they intend to pursue the claims in earnest. The Company is vigorously contesting the claims and believes royalties were properly paid based upon prices received in sales made to third-party purchasers or at sales prices comparable to third-party sales. While no expert reports have been provided to date, the Company anticipates the claimants will seek approximately $5 million to $7 million in damages and attorney fees. Trial of this matter has now been set for October 2003.

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

In 2001, the Company paid $15 million for settlement of the liability for Kansas ad valorem tax reimbursements for the interstate portion of this matter. Anadarko's net income for 2001 included a $15 million charge (before taxes) related to the settlement agreement. The remaining dispute between the Company and PanEnergy is attributable to the Cimmaron River System (CRS). The Company filed a settlement agreement, which has been approved, in the CRS matter during January 2003. The Company will pay approximately $5 million under the CRS settlement agreement during the second quarter of 2003 and a liability for this amount has been accrued.

Other Litigation The Company has a reserve of about $2 million for Kansas ad valorem tax refunds. This amount reflects all principal and interest which may be due at the conclusion of all regulatory proceedings and litigation to parties other than PanEnergy.

Lease Agreement     The Company, through one of its affiliates, is a party to a lease agreement (base lease) for the leveraged lease financing of the Corpus Christi West Plant Refinery (West Plant) with an initial term expiring December 31, 2003, and successive renewal periods lasting through January 31, 2011. At the conclusion of the initial term of the base lease, any renewal period or January 31, 2011, the Company has the right to purchase the West Plant at the fair market sales value. In connection with the sale by Anadarko Holding of its refining business in 1987 and 1989, the West Plant was subleased to CITGO with sublease payments during the initial term equal to the Company's base lease payments and during any renewal period equal to the lesser of the base lease rental, which will be tied to the annual fair market rental value or a specified maximum amount. Additionally, CITGO has the option under the sublease to purchase the West Plant from the Company at the conclusion of the initial term or any renewal term at the fair market sales value, or on January 31, 2011 at a nominal price. If the fair market rental value of the base lease during any renewal term exceeds CITGO's maximum obligation under the sublease, or if CITGO purchases the West Plant on January 31, 2011 and the fair market sales value of the West Plant is greater than the purchase amount specified in the sublease, the Company will be obligated to pay the excess amounts. The Company is unable at this time to determine the fair market rental value or the fair market sales value of the West Plant, but will at least annually evaluate the potential effect of the obligation. Thus, no liability has been recognized as of March 31, 2003.

Guarantees     Anadarko is guarantor for certain obligations of its wholly-owned and consolidated subsidiaries, which are included in the consolidated financial statements and notes. In addition, the Company is guarantor for specific financial obligations of a trona mining affiliate. The investment in this entity, which is not a consolidated subsidiary, is accounted for using the equity method. The Company has guaranteed a portion of amounts due under a revolving credit agreement and various letters of credit used to secure Industrial Revenue Bonds and environmental surety bonds. The Company's guarantee under the revolving credit agreement expires in 2005 coinciding with the maturity of that agreement. Expiration dates of the Company's guarantees under the letters of credit securing the Industrial Revenue Bonds and environmental surety bonds range from 2003 to 2004; however, it is the intent of the Company to renew these letters of credit and the related guarantees until the maturity dates of the obligations which range from 2004 to 2018. The amounts the Company would be obligated to pay should the affiliate default on these obligations would be up to $13 million for the revolving credit agreement, $8 million for environmental surety bonds and $15 million for the Industrial Revenue Bonds. No liability has been recognized for these guarantees.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward looking statements. See "Regulatory Matters and Additional Factors Affecting Business" and "Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2002 Annual Report on Form 10-K.

Financial Results

Selected Financial Data
	Three Months Ended
	March 31
millions except per share amounts	2003	2002

Revenues	$1,257	$790
Costs and expenses	$634	$586
Interest expense	$60	$49
Other (income) expense	$(37)	$23
Income tax expense	$228	$43
Net income available to common stockholders before
cumulative effect of change in accounting principle	$371	$88
Cumulative effect of change in accounting principle	47	--
Net income available to common stockholders	$418	$88
Earnings per share - before cumulative effect
of change in accounting principle - basic	$1.49	$0.35
Earnings per share - before cumulative effect
of change in accounting principle - diluted	$1.45	$0.34
Cumulative effect of change in accounting principle per share - basic	$0.19	$--
Cumulative effect of change in accounting principle per share - diluted	$0.18	$--
Earnings per share - basic	$1.68	$0.35
Earnings per share - diluted	$1.63	$0.34

Net Income     In the first quarter of 2003, Anadarko reported net income available to common stockholders of $418 million or $1.63 per share (diluted). Net income available to common stockholders before cumulative effect of change in accounting principle was $371 million or $1.45 per share (diluted) compared to net income of $88 million or $0.34 per share (diluted) for the first quarter of 2002.

In 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The change was effective January 2003 and the related cumulative adjustment to net income was an increase of $47 million after taxes, or $0.18 per share (diluted). The application of SFAS No. 143 did not have a material impact on the Company's depreciation, depletion and amortization (DD&A) rate. There was no impact on the Company's cash flow as a result of adopting SFAS No. 143.

Revenues
	Three Months Ended
	March 31
millions	2003	2002

Gas sales	$708	$368
Oil and condensate sales	445	353
Natural gas liquids sales	85	43
Other sales	19	26
Total	$1,257	$790

Total revenues for the first quarter 2003 increased $467 million or 59% compared to the first quarter of 2002 due primarily to significant increases in commodity prices.

Analysis of Oil and Gas Sales Volumes
	Three Months Ended
	March 31
	2003	2002
Barrels of Oil Equivalent (MMBOE)
United States	32	35
Canada	8	8
Algeria	4	5
Other International	1	2
Total	45	50

Barrels of Oil Equivalent per Day (MBOE/d)
United States	350	371
Canada	84	99
Algeria	48	59
Other International	16	24
Total	498	553

MMBOE - million barrels of oil equivalent
MBOE/d - thousand barrels of oil equivalent per day

During the first quarter of 2003, Anadarko sold 45 MMBOE, a decrease of 5 MMBOE or 10% compared to sales of 50 MMBOE in the first quarter of 2002. The decrease in volumes during 2003 was due to a decrease of 3 MMBOE in the United States, a decrease of 1 MMBOE from operations in Algeria and a decrease of 1 MMBOE in Other International. Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage volumes, and mitigate the effect of price volatility which is likely to continue in the future. See Derivative Instruments under Item 3 of this Form 10-Q.

Natural Gas Sales Volumes and Average Prices

	Three Months Ended
	March 31
	2003	2002

United States (Bcf)	118	131
MMcf/d	1,316	1,458
Price per Mcf	$4.51	$2.23

Canada (Bcf)	35	31
MMcf/d	389	347
Price per Mcf	$4.99	$2.39

Total (Bcf)	153	162
MMcf/d	1,705	1,805
Price per Mcf	$4.62	$2.26

Bcf - billion cubic feet
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day

The Company's natural gas sales volumes for the first quarter 2003 were down 9 Bcf or 6% compared to the first quarter of 2002. The decrease in volumes is due primarily to a decrease in the Company's sales volumes within the U.S. as a result of natural production declines and a decrease in development drilling in late 2001 and early 2002 in response to lower commodity prices. This decrease is partially offset by an increase in natural gas sales volumes in Canada due to successful exploration and development activities. Production of natural gas is generally not directly affected by seasonal swings in demand. However, the Company may decide during periods of low commodity prices to decrease development activity, which can result in decreased production volumes.

The Company's average natural gas price in the first quarter of 2003 increased 104% from the first quarter of 2002 due to a combination of factors. Strong demand in North American consumption due to colder weather and declining gas supply resulted in significantly higher North American gas prices. These higher prices were partially offset by commodity price hedges on 39% of natural gas sales volumes during the quarter that reduced the Company's exposure to low prices and limited participation in higher prices. As of March 31, 2003, the Company has hedged 47% of its remaining expected 2003 natural gas wellhead sales volumes and 27% of its expected natural gas wellhead sales volumes for 2004. See Derivative Instruments under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices
	Three Months Ended
	March 31
	2003	2002

United States (MMBbls)	9	9
MBbls/d	92	91
Price per barrel	$27.84	$18.99

Canada (MMBbls)	2	3
MBbls/d	17	38
Price per barrel	$27.41	$16.18

Algeria (MMBbls)	4	5
MBbls/d	48	59
Price per barrel	$31.82	$20.62

Other International (MMBbls)	1	2
MBbls/d	16	24
Price per barrel	$24.51	$15.38

Total (MMBbls)	16	19
MBbls/d	173	212
Price per barrel	$28.59	$18.54

MMBbls - million barrels
MBbls/d - thousand barrels per day

Anadarko's crude oil and condensate sales volumes for the first three months of 2003 decreased 3 MMBbls or 16% compared to the first three months of 2002. The decrease in crude oil and condensate volumes was due to a decrease of 1 MMBbls in Canada due largely to the sale of the Company's heavy oil assets in late 2002, a decrease of 1 MMBbls in Algeria and a decrease of 1 MMBbls in Other International volumes related to operations in Venezuela. The decrease in Algeria volumes is due primarily to the completion of cost recovery, whereby Anadarko was reimbursed for previous exploration spending with additional barrels of oil production. The decrease in Venezuela volumes is due primarily to the contract terms with the national oil company of Venezuela under which Anadarko earns a fee that is translated into barrels of oil based on current prices that results in lower oil volumes when prices increase. Production of oil is not usually affected by seasonal swings in demand.

Anadarko's average realized crude oil prices for the first quarter of 2003 increased 54% compared to the first quarter of 2002. The increase in crude oil prices during 2003 is attributed primarily to political unrest in the Middle East, the oil workers' strike in Venezuela, low oil inventory levels and increased demand, partially offset by hedging losses. These higher prices were partially offset by commodity price hedges on 42% of crude oil and condensate sales volumes during the quarter that reduced the Company's exposure to low prices and limited participation in higher prices. As of March 31, 2003, the Company has hedged 32% of its anticipated oil and condensate sales volumes for the remainder of 2003 and 10% of its expected oil and condensate sales volumes for 2004. See Derivative Instruments under Item 3 of this Form 10-Q.

Natural Gas Liquids Sales Volumes and Average Prices
	Three Months Ended
	March 31
	2003	2002

Total (MMBbls)	4	4
MBbls/d	41	40
Price per barrel	$23.12	$11.83

The Company's natural gas liquids (NGLs) sales volumes in the first quarter of 2003 were flat compared to the first quarter of 2002. During the first quarter of 2003, average NGLs prices increased 95% compared to the first quarter of 2002. The increase in NGLs prices is attributed to a comparable rise in natural gas prices coupled with historically lower levels of NGLs inventories in the United States. NGLs production is dependent on natural gas prices and the economics of processing the natural gas volumes to extract NGLs.

Costs and Expenses
	Three Months Ended
	March 31
millions	2003	2002

Operating expenses	$176	$183
Administrative and general	88	72
Depreciation, depletion and amortization	290	267
Other taxes	75	56
Impairments related to oil and gas properties	5	8
Total	$634	$586

During the first quarter of 2003, Anadarko's costs and expenses increased $48 million or 8% compared to the first quarter of 2002 due to the following factors:

--	Operating expenses decreased $7 million (4%) primarily due to a decrease in costs associated with processing NGLs.
--	Administrative and general expenses increased $16 million (22%) primarily due to increases in salaries and benefits expenses associated with the Company's workforce.
--	DD&A expense increased $23 million (9%) primarily due to increases in the DD&A rates.
--	Other taxes increased $19 million (34%) primarily due to an increase in production taxes related to the significantly higher commodity prices received in 2003.
--	Impairments of oil and gas properties were primarily due to unsuccessful exploration activities in Tunisia in 2003 and Australia in 2002.

Interest Expense
	Three Months Ended
	March 31
millions	2003	2002

Gross interest expense	$94	$87
Capitalized interest	(34)	(38)
Net interest expense	$60	$49

Gross interest expense in the first quarter of 2003 increased 8% compared to the first quarter of 2002. The increase is due to slightly higher interest rates caused by the redemption of the Zero Yield Puttable Contingent Debt Securities in March 2002, which were replaced with higher rate debt, and higher average debt outstanding in the first quarter 2003 compared to the first quarter 2002 primarily because of the Howell Corporation acquisition in late 2002. See Capital Resources and Liquidity and Outlook on Liquidity.

For the first three months of 2003, capitalized interest decreased by 11% compared to the same period of 2002 primarily due to a decrease in capitalized costs that qualify for interest capitalization.

Other (Income) Expense
	Three Months Ended
	March 31
millions	2003	2002

Firm transportation keep-whole contract valuation	$(35)	$6
Foreign currency exchange	(8)	(1)
Unrealized loss on derivative instruments	4	11
Gas sales contracts - accretion of discount	2	2
Other	--	5
Total	$(37)	$23

Other income in the first quarter of 2003 increased $60 million compared to the same period of 2002. This included a $41 million increase in income related primarily to the effect of significantly higher market values for firm transportation subject to a keep-whole agreement, a $7 million increase in Canadian currency exchange gains, a $7 million decrease in unrealized losses on derivative instruments due to hedge ineffectiveness and a $5 million decrease in other losses. See Derivative Instruments and Foreign Currency Risk under Item 3 of this Form 10-Q.

Income Tax Expense
	Three Months Ended
	March 31
millions	2003	2002

Income tax expense	$228	$43

For the first quarter of 2003, income taxes increased $185 million or 430% compared to the first quarter of 2002 due primarily to the increase in earnings before income taxes.

The effective tax rate for the first quarter of 2003 and 2002 was 38% and 33%, respectively. The variances in the effective tax rate for the three months ended March 31, 2003 and 2002 from the statutory rate of 35% were due primarily to changes in income taxes related to foreign operations.

Marketing Strategies

Overview     The Company's sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale. Therefore, even though the Company sells significant volumes to major purchasers, the Company believes other purchasers would be willing to buy the Company's natural gas, crude oil, condensate and NGLs at comparable market prices. The Company's marketing department actively manages sales of its oil and gas. The Company markets its production to customers at competitive prices, maximizing realized prices while managing credit exposure. The market knowledge gained through the marketing effort is valuable to the corporate decision making process.

The Company purchases some physical volumes for resale primarily from partners and producers near Anadarko's production. These purchases allow the Company to aggregate larger volumes and attract larger, creditworthy customers, which in turn enhances the value of the Company's production. The Company sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. The Company has the marketing capability to move large volumes of gas into and out of the "daily" gas market to take advantage of any price volatility. The Company also conducts trading activities for the purpose of generating profits on or from exposure to changes in market prices of natural gas, crude oil, condensate and NGLs.

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

During 2002, all segments of the energy market experienced increased scrutiny of their financial condition, liquidity and credit. This has been reflected in rating agency credit downgrades of many merchant energy trading companies. In 2003, Anadarko has not experienced any material financial losses associated with credit deterioration of third-party purchasers; however, in certain situations the Company has declined to transact with some counter-parties and changed its sales terms to require some counter-parties to pay in advance or post letters of credit for purchases.

Marketing Contracts The following schedules provide additional information regarding the Company's marketing and trading portfolio of physical and derivative contracts and the firm transportation keep-whole agreement and related derivatives as of March 31, 2003. The Company records income or loss on these activities using the mark-to-market method.

		Firm
	Marketing	Transportation
millions	and Trading	Keep-whole	Total

Fair value of contracts outstanding as of December 31, 2002	$(5)	$(73)	$(78)
Contracts realized or otherwise settled during 2003	2	(9)	(7)
Fair value of new contracts when entered into during 2003	--	--	--
Other changes in fair value	4	35	39
Fair value of contracts outstanding as of March 31, 2003	$1	$(47)	$(46)

	Fair Value of Contracts as of March 31, 2003

Assets (Liabilities) millions	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total

Marketing and Trading
Prices actively quoted	$1	$--	$--	$--	$1
Prices based on models and other valuation
methods	--	--	--	--	--

Firm Transportation Keep-whole
Prices actively quoted	$18	$--	$--	$--	$18
Prices based on models and other valuation
methods	--	(36)	(23)	(6)	(65)

Total
Prices actively quoted	$19	$--	$--	$--	$19
Prices based on models and other valuation
methods	--	(36)	(23)	(6)	(65)

Exploration and Development Activities

During the first quarter of 2003, Anadarko participated in a total of 258 wells, including 187 gas wells, 59 oil wells and 12 dry holes. This compares to a total of 356 wells, including 272 gas wells, 68 oil wells and 16 dry holes during the first quarter of 2002. Following are highlights of first quarter 2003 activity:
--

In the Gulf of Mexico, Anadarko made a natural gas discovery at its Jubilee prospect, the first well in Anadarko's Eastern Gulf exploration program. The Atwater Valley 349 No. 1 well was drilled in 8,800 feet of water to a target depth of 18,310 feet and encountered 83 feet of net pay. The Company believes Jubilee could be commercially produced when hub facilities are established in the area.

Anadarko also authorized construction of an $86 million production platform for its Tarantula subsalt discovery on South Timbalier Block 308. The platform will have a capacity of 100 MMcf/d of natural gas and 30,000 barrels per day of oil. First production is expected in the fourth quarter of 2004.

Anadarko holds a 100% working interest in both fields.
--

In North Louisiana, average daily gross natural gas production from the Vernon area increased from the fourth quarter of 2002 by 26% to 120 MMcf/d in the first quarter of 2003. First quarter drilling focused on extending the Vernon field boundaries and development. Among the standout wells drilled during the quarter was the Smith 9-1 in the northwest portion of the field, which tested at 12 MMcf/d of gas. Anadarko has a 98% working interest in that well. Four others also tested at rates between 8 MMcf/d and 10 MMcf/d of gas. Several offsets are planned.

--

In Algeria, Anadarko and partners Sonatrach, Maersk and Eni-Lasmo announced the partnership's second oil discovery since resuming exploration in October 2002 on Block 404 in the Berkine Basin. The SFSW-1 discovery well was drilled to a total depth of 10,637 feet and encountered 36 feet of net oil pay in the TAGI reservoir. It tested at a rate of 2,700 barrels per day of 47 degree API gravity oil.

--

In Canada, Anadarko announced a natural gas discovery in the Saddle Hills area of Alberta, increasing proved reserves by over 40 Bcf of gas from this multi-zone play. The Saddle Hills 15-34-75-7W6 discovery well, drilled into the Devonian formation, flowed at a rate of 16 MMcf/d of gas. With this 100% owned well online and other activity this year, total gas production from Saddle Hills increased to 80 MMcf/d of gas, compared with just 2 MMcf/d a year earlier.

Capital Resources and Liquidity

Capital Expenditures*
	Three Months Ended
	March 31
millions	2003	2002

Development	$361	$308
Exploration	165	423
Acquisitions of producing properties	1	--
Gathering and general	10	1
Capitalized interest and internal costs related to exploration
and development costs	86	81
Total	$623	$813

* Excludes corporate acquisitions

During the first three months of 2003, Anadarko's capital spending was $623 million, a decrease of $190 million or 23% compared to the same period of 2002. This decrease is primarily due to a $258 million decrease in exploration spending, partially offset by a $53 million increase in development spending and a $15 million increase in gathering and other spending. Development activities accounted for 58% of first quarter 2003 total spending which reflects the Company's focus on developing existing fields.

Debt     As of March 31, 2003, Anadarko's total debt was $5.4 billion. This compares to total debt of $5.5 billion at December 31, 2002.

In April 2003, Anadarko redeemed for cash its callable Zero Coupon Convertible Debentures due 2020. Anadarko funded the $384 million redemption with available credit facilities that carry a lower effective interest rate. Anadarko paid $556.46 per debenture, reflecting the issue price plus accrued interest at 3.5%.

In May 2003, the Company issued $350 million principal amount of 3.25% Notes due 2008. The net proceeds from this issuance were used to reduce floating interest rate debt that was incurred in April 2003 to redeem the Zero Coupon Convertible Debentures due 2020.

Outlook on Liquidity

Anadarko's net cash from operating activities in the first quarter of 2003 was $705 million compared to $418 million in the first quarter of 2002. The increase in cash flow is attributed primarily to a significant increase in commodity prices. The Company's original capital expenditure budget for 2003 was set at $2.3 billion. In April 2003, the Company increased the capital expenditure budget 9% to $2.5 billion. The increase is expected to enable Anadarko to accelerate its exploration program in the Gulf of Mexico, Algeria and Canada and more aggressively develop key producing fields in Canada and East Texas.

Net cash from operating activities in 2003 is expected to be about $3.2 billion. The Company plans to use a portion of 2003 cash flow to repay about $300 million in debt. Cash flow from operating activities will vary depending upon, among other things, actual commodity prices received throughout the year. The Company intends to adjust capital expenditures to reflect changes in its cash flow from operations. The Company's cash flow and capital expenditure estimates for 2003 were based on prices below where oil and gas were trading in the first quarter of 2003. If higher prices are realized, the Company may expand the drilling program, make targeted acquisitions or further reduce debt. The Company has a stock buyback program to purchase up to $1 billion in shares of Anadarko common stock. Any stock repurchases for 2003 are not included in the announced capital expenditure budget and are not currently anticipated.

Both exchange and over-the-counter traded derivative instruments are subject to margin deposit requirements. Margin deposits are required by the Company whenever its unrealized losses with a counter-party exceed predetermined credit limits. Given the Company's sizable hedge position and price volatility, the Company may be required from time to time to advance cash to its counter-parties in order to satisfy these margin deposit requirements. During the first quarter of 2003, the Company's margin deposit requirements ranged from zero to $125 million. The Company's margin deposit requirement was zero on March 31, 2003.

Anadarko believes that operating cash flow and existing or available credit facilities will be adequate to meet its capital and operating requirements for 2003. The Company funds its day-to-day operating expenses and capital expenditures from operating cash flows, supplemented as needed by short-term borrowings under commercial paper, money market loans or credit facility borrowings. To facilitate such borrowings, the Company has in place $750 million in committed credit facilities, which are supplemented by various non-committed credit lines that may be offered by certain banks from time to time at then-quoted rates. It is the Company's policy to limit commercial paper borrowing to levels that are fully back-stopped by unused balances from its committed credit facilities. The Company may choose to refinance certain portions of these short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may file shelf registrations in advance with the Securities and Exchange Commission. The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property sales and additional borrowing, to secure other funds for additional capital expenditures and stock repurchases. At this time, Anadarko has no plans to issue common stock other than through its Dividend Reinvestment and Stock Purchase Plan, through the exercise of stock options, or through the Company's Employee Savings Plan and Employee Stock Ownership Plan equity funded contributions.

The Company's credit agreements allow for a maximum capitalization ratio of 60% debt, exclusive of the effect of any non-cash writedowns. As of March 31, 2003, Anadarko's capitalization ratio was 42% debt. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at March 31, 2002. The amount of future common stock dividends will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

New Accounting Principles

For information on New Accounting Principles see Note 1 -- Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments Anadarko's derivative instruments currently are comprised of futures, swaps and options contracts. The volume of derivative instruments utilized by the Company to hedge its market price risk and in its energy trading operation can vary during the year within the boundaries of its established risk management policy guidelines. For information regarding the Company's accounting policies related to derivatives and additional information related to the Company's derivative instruments, see Note 1 - Summary of Significant Accounting Policies and Note 7 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Derivative Instruments Held for Non-Trading Purposes The Company had equity production hedges of 412 billion cubic feet of natural gas and 29 million barrels of crude oil as of March 31, 2003. As of March 31, 2003, the Company had a net unrealized loss of $250 million before taxes on these commodity derivative instruments. Based upon an analysis utilizing the actual derivative contractual volumes, a 10% increase in commodity prices would result in an additional loss on these commodity derivative instruments of approximately $208 million. However, this loss would be substantially offset by a gain in the value of that portion of the Company's equity production that is hedged.

Derivative Instruments Held for Trading Purposes As of March 31, 2003, the Company had a net unrealized gain of $24 million (gains of $50 million and losses of $26 million) on commodity derivative instruments entered into for trading purposes and a net unrealized loss of $22 million (gains of $9 million and losses of $31 million) on physical contracts entered into for trading purposes. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% decrease in underlying commodity prices, the potential additional loss on the derivative instruments would be approximately $17 million.

Firm Transportation Keep-Whole Agreement Anadarko Holding Company (Anadarko Holding) was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy (Duke). As part of the GPM disposition, Anadarko Holding agreed to pay Duke if transportation market values fall below the fixed contract transportation rates, while Duke will pay Anadarko Holding if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward twelve months. As of March 31, 2003, other current assets included $16 million and other long-term liabilities included $63 million related to this agreement. As of December 31, 2002, accounts payable included $5 million and other long-term liabilities included $68 million related to this agreement. A 10% unfavorable change in prices on the short-term portion of the keep-whole agreement would result in an additional loss of $9 million. The future gain or loss from this agreement cannot be accurately predicted. For additional information related to the keep-whole agreement, see Note 7 -Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

For additional information regarding the Company's marketing and trading portfolio and the firm transportation keep-whole agreement see Marketing Strategies under Item 2 of this Form 10-Q.

Commodity Price Risk Crude oil prices continue to be affected by political developments worldwide, pricing decisions and production quotas of OPEC and the volatile trading patterns in the commodity futures markets. Natural gas prices also continue to be highly volatile. In periods of sharply lower commodity prices, the Company may curtail production and capital spending projects, as well as delay or defer drilling wells in certain areas because of lower cash flows. Changes in crude oil and natural gas prices can impact the Company's determination of proved reserves and the Company's calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand for oil and gas in the U.S. and worldwide may affect the Company's level of production.

Under the full cost method of accounting, a non-cash charge to earnings related to the carrying value of the Company's oil and gas properties on a country-by-country basis may be required when prices are low. Whether the Company will be required to take such a charge depends on the prices for crude oil and natural gas at the end of any quarter, as well as the effect of both capital expenditures and changes to proved reserves during that quarter. While this non-cash charge can give Anadarko a significant reported loss for the period, future expenses for depreciation, depletion and amortization will be reduced.

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

At March 31, 2003 and December 31, 2002, a Canadian subsidiary had $98 million outstanding of fixed-rate notes and debentures denominated in U.S. dollars. The potential foreign currency remeasurement impact on earnings from a 10% increase in the March 31, 2003 Canadian exchange rate would be about $9 million based on the outstanding debt at March 31, 2003.

At March 31, 2003 and December 31, 2002, the Company's Latin American subsidiaries had foreign deferred tax liabilities denominated in the local currency equivalent totaling $31 million and $49 million, respectively. In conjunction with the sale of certain properties in 2001, the Company indemnified a purchaser for the use of local tax losses denominated in the local currency equivalent totaling $22 million. The potential foreign currency remeasurement impact on net earnings from a 10% increase in the March 31, 2003 Latin American exchange rates would be approximately $3 million.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 14 - Contingencies of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form
10-Q.

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit			Original Filed	File
Number		Description	Exhibit	Number

3	(a)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496

	(b)	By-laws of Anadarko Petroleum	3(e) to Form 10-Q	1-8968
		Corporation, as amended	for the quarter ended
September 30, 2000

	(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
		Restated Certificate of Incorporation	July 28, 2000

4	(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
		Cumulative Preferred Stock, Series B	May 6, 1998

	(b)	Rights Agreement, dated as of October 29,	4.1 to Form 8-A dated	1-8968
		1998, between Anadarko Petroleum	October 30, 1998
Corporation and The Chase Manhattan Bank

*12		Computation of Ratios of Earnings to Fixed
Charges and Earnings to Combined Fixed
Charges and Preferred Stock Dividends

*99		Certification of Periodic Report

(b)	Reports on Form 8-K

A report on Form 8-K dated January 31, 2003 was filed in which the earliest event reported was January 31, 2003. This event was reported under Item 7(c) "Exhibits" and Item 9 "Regulation FD Disclosure."

A report on Form 8-K dated March 26, 2003 was filed in which the earliest event reported was March 25, 2003. This event was reported under Item 5 "Other Events" and Item 7(c) "Exhibits."

A report on Form 8-K dated March 31, 2003 was filed in which the earliest event reported was March 31, 2003. This event was reported under Item 5 "Other Events", Item 7(c) "Exhibits" and Item 9 "Information to be Included in the Report."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 14, 2003	By: /s/ MICHAEL E. ROSE
Michael E. Rose - Executive Vice President
and Chief Financial Officer

CERTIFICATIONS

I, Robert J. Allison, Jr., certify that:

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

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (Evaluation Date); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003

/s/ ROBERT J. ALLISON, JR.
Chairman, President and Chief Executive Officer

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

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (Evaluation Date); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003

/s/ MICHAEL E. ROSE
Executive Vice President and Chief Financial Officer