Form 10-Q
period 2003-09-30
ANADARKO PETROLEUM CORP
filed 2003-11-12
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003
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

     Indicate by check mark whether the registrant is an accelerated filer. Yes    X     No _____.

     The number of shares outstanding of the Company's common stock as of October 31, 2003 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	250,898,099

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002	--

	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	--

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2003 and 2002	--

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	--

	Notes to Consolidated Financial Statements	--

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	--

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	--

Item 4.	Controls and Procedures	--

PART II

Item 1.	Legal Proceedings	--

Item 6.	Exhibits and Reports on Form 8-K	--

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2003	2002	2003	2002

Revenues
Gas sales	$762	$425	$2,165	$1,290
Oil and condensate sales	458	422	1,337	1,197
Natural gas liquids sales	85	57	255	156
Other sales	35	34	87	87

Total	1,340	938	3,844	2,730

Costs and Expenses
Operating expenses	207	172	587	555
Administrative and general	75	78	249	227
Depreciation, depletion and amortization	341	288	954	829
Other taxes	70	50	216	168
Impairments related to oil and gas properties	74	--	92	33
Restructuring costs	33	--	33	--

Total	800	588	2,131	1,812

Operating Income	540	350	1,713	918

Other (Income) Expense
Interest expense	59	49	187	146
Other (income) expense	2	(4)	(25)	(2)

Total	61	45	162	144

Income Before Income Taxes	479	305	1,551	774

Income Tax Expense	203	115	601	254

Net Income Before Cumulative Effect of Change
in Accounting Principle	$276	$190	$950	$520

Preferred Stock Dividends	2	1	4	4

Net Income Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$274	$189	$946	$516

Cumulative Effect of Change in Accounting Principle	--	--	47	--

Net Income Available to Common Stockholders	$274	$189	$993	$516

Per Common Share
Net income - before change in accounting principle - basic	$1.09	$0.76	$3.79	$2.08
Net income - before change in accounting principle - diluted	$1.09	$0.74	$3.74	$2.01

Change in accounting principle - basic	$--	$--	$0.19	$--
Change in accounting principle - diluted	$--	$--	$0.18	$--

Net income - basic	$1.09	$0.76	$3.98	$2.08
Net income - diluted	$1.09	$0.74	$3.92	$2.01

Dividends	$0.10	$0.075	$0.30	$0.225

Average Number of Common Shares Outstanding - Basic	250	249	249	248

Average Number of Common Shares Outstanding - Diluted	251	258	254	260

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

September 30,		December 31,
millions	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$144	$34
Accounts receivable, net of allowance:
Customers	801	673
Others	317	435
Other current assets	164	138

Total	1,426	1,280

Properties and Equipment
Original cost (includes unproved properties of $2,679 and $3,085
as of September 30, 2003 and December 31, 2002, respectively)	25,540	22,595
Less accumulated depreciation, depletion and amortization	8,527	7,497

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	17,013	15,098

Other Assets	450	436

Goodwill	1,473	1,434

Total Assets	$20,362	$18,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,093	$1,050
Accrued expenses	475	511
Current portion, notes and debentures	277	300

Total	1,845	1,861

Long-term Debt	5,171	5,171

Other Long-term Liabilities
Deferred income taxes	4,226	3,633
Other	942	611

Total	5,168	4,244

Stockholders' Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, 0.1 million shares issued
as of September 30, 2003 and December 31, 2002)	89	101
Common stock, par value $0.10 per share
(450.0 million shares authorized, 255.3 million and 254.6 million shares
issued as of September 30, 2003 and December 31, 2002, respectively)	26	25
Paid-in capital	5,357	5,347
Retained earnings	2,940	2,021
Treasury stock (3.2 million shares as of September 30, 2003
and December 31, 2002)	(166)	(166)
Deferred compensation and ESOP (0.4 million and 0.7 million shares
as of September 30, 2003 and December 31, 2002, respectively)	(31)	(63)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of September 30, 2003 and December 31, 2002)	(83)	(95)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(83)	(85)
Foreign currency translation adjustments	205	(37)
Minimum pension liability	(76)	(76)

Total	46	(198)

Total	8,178	6,972

Commitments and Contingencies	--	--

Total Liabilities and Stockholders' Equity	$20,362	$18,248

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

millions
Net Income Available to Common Stockholders	$274	$189	$993	$516

Add: Preferred Stock Dividends	2	1	4	4

Net Income Available to Common Stockholders
Before Preferred Stock Dividends	276	190	997	520

Other Comprehensive Income (Loss), Net of Taxes
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) during the period[1]	61	(20)	(91)	(34)
Reclassification adjustment for (gain) loss included in net
income[2]	44	(1)	93	4

Total unrealized gain (loss) on derivative instruments	105	(21)	2	(30)
Foreign currency translation adjustments[3]	7	(69)	242	4
Minimum pension liability[4]	--	--	--	(12)

Total	112	(90)	244	(38)

Comprehensive Income	$388	$100	$1,241	$482

1net of income tax benefit (expense) of:	$(36)	$11	$53	$20
2net of income tax expense of:	(25)	--	(53)	(3)
3net of income tax expense of:	(2)	--	(54)	--
4net of income tax benefit of:	--	--	--	7

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30

millions	2003	2002

Cash Flow from Operating Activities
Net income before cumulative effect of change in accounting principle	$950	$520
Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	954	829
Interest expense - zero coupon debentures	4	10
Deferred income taxes	419	116
Impairments related to oil and gas properties	92	33
Other non-cash items	17	(9)

	2,436	1,499
Decrease in accounts receivable	29	137
Decrease in accounts payable and accrued expenses	(92)	(47)
Other items - net	(74)	(84)

Net cash provided by operating activities	2,299	1,505

Cash Flow from Investing Activities
Additions to properties and equipment	(2,149)	(1,830)
Acquisition costs, net of cash acquired	--	(17)
Sales and retirements of properties and equipment	39	72

Net cash used in investing activities	(2,110)	(1,775)

Cash Flow from Financing Activities
Additions to debt	435	1,343
Retirements of debt	(459)	(936)
Increase (decrease) in accounts payable, banks	5	(59)
Dividends paid	(78)	(60)
Retirement of preferred stock	(12)	(2)
Purchase of treasury stock	--	(50)
Issuance of common stock and common stock put options	24	29

Net cash provided by (used in) financing activities	(85)	265

Effect of Exchange Rate Changes on Cash	6	(1)

Net Increase (Decrease) in Cash and Cash Equivalents	110	(6)

Cash and Cash Equivalents at Beginning of Period	34	37

Cash and Cash Equivalents at End of Period	$144	$31

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

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to litigation, environmental liabilities, income taxes and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

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

In 2003, the Company adopted the fair value method of accounting for stock-based employee compensation using the prospective method described in SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." See Note 2.

Beginning with the second quarter of 2003, the Company included derivative contracts that qualify as cash flow hedges in the ceiling test calculation in accordance with a revision to Staff Accounting Bulletin Topic 12, "Oil and Gas Producing Activities."

The Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," in 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's financial statements.

Derivative Instruments     Derivative instruments utilized to manage or reduce commodity price risk related to the Company's equity production are accounted for under the provisions of SFAS No. 133. Under this statement, all derivative contracts that are not normal sales contracts are carried on the balance sheet at fair value. Realized gains and losses are recognized in sales when the underlying physical oil and gas production is sold. Accordingly, realized derivative gains and losses are generally offset by similar changes in the realized value of the underlying physical oil and gas production.

Accounting for unrealized gains and losses is dependent on whether the derivative instruments have been designated and qualify as part of a hedging relationship. Derivative instruments may be designated as a hedge of exposure to changes in fair values, cash flows or foreign currencies, if certain conditions are met.

If the hedged exposure is a cash flow exposure, the effective portion of the unrealized gains and losses on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gains and losses from the derivative instrument, if any, is recognized currently in other (income) expense.

Unrealized gains and losses on derivative instruments that do not meet the conditions to qualify for hedge accounting are recognized in gas sales and oil sales. In the third quarter of 2003, these amounts for prior periods were reclassified from other (income) expense to gas sales and oil sales. The amount of the reclassification was not significant and had no effect on net income or per share amounts.

Derivative instruments, including both physical delivery and financially settled purchase and sale contracts, utilized in the Company's energy trading activities are accounted for under the mark-to-market accounting method pursuant to SFAS No. 133. Under this method, the derivatives are revalued in each accounting period and unrealized gains and losses are recorded in the statement of income and carried as assets or liabilities on the balance sheet. The Company's firm transportation keep-whole agreement and the derivative financial instruments used in the management of the price risk associated with the keep-whole agreement are also accounted for under the mark-to-market accounting method pursuant to SFAS No. 133.

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

New Accounting Principles and Recent Developments      Financial Accounting Standards Board Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. It applies immediately to variable interest entities created after January 31, 2003. For entities created prior to this date, FIN No. 46 is effective for the fourth quarter 2003. During the second quarter of 2003, two of the Company's corporate office buildings located in The Woodlands, Texas, were acquired by a wholly-owned subsidiary of a major financial institution from the special purpose entities that had leased the buildings to the Company. The new lessor is not a variable interest entity. See Note 14. The Company believes the adoption of FIN No. 46 will have no impact on the Company's financial statements.

The Financial Accounting Standards Board (FASB) is expected to consider whether or not oil and gas drilling rights acquired should be classified as an intangible asset pursuant to SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Anadarko classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. If the FASB determines that oil and gas drilling rights acquired are intangible assets pursuant to SFAS Nos. 141 and 142, these costs would be reclassified from properties and equipment to intangible assets on the balance sheet. There would be no effect on the statement of income or cash flows.

2.  Stock-Based Compensation     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 allows an entity to continue measuring compensation costs for these instruments using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In 2003, the Company voluntarily changed to the fair value method of accounting for stock-based employee compensation for all grants after January 1, 2003 using the prospective method described in SFAS No. 148. Anadarko applies APB Opinion No. 25 for prior grants whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Anadarko stock on the date of grant.

If compensation expense for all stock option grants had been determined using the fair value method, the Company's net income and EPS would have been as shown in the pro forma amounts below:

Three Months Ended			Nine Months Ended
September 30			September 30

millions except per share amounts	2003	2002	2003	2002

Net income available before effect of change
in accounting principle as reported	$274	$189	$946	$516
Add: Stock-based employee compensation expense included
in net income, after taxes	4	2	9	7
Deduct: Total stock-based employee compensation expense
determined under the fair value method, after taxes	(9)	(6)	(25)	(26)

Pro forma net income before change in accounting principle	$269	$185	$930	$497

Basic EPS -- as reported before change in accounting principle	$1.09	$0.76	$3.79	$2.08
Basic EPS -- pro forma before change in accounting principle	$1.08	$0.74	$3.73	$2.00

Diluted EPS -- as reported before change in accounting principle	$1.09	$0.74	$3.74	$2.01
Diluted EPS -- pro forma before change in accounting principle	$1.07	$0.73	$3.68	$1.94

3.  Asset Retirement Obligations     The majority of Anadarko's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. In 2003, the Company adopted SFAS No. 143, which requires the fair value of a liability for an asset retirement obligation to be recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The change was effective January 2003, and the related cumulative adjustment to net income was an increase of $47 million ($74 million before taxes) or $0.18 per share (diluted). Additionally, the Company recorded an asset retirement obligation liability of $278 million and an increase to net properties and equipment and other assets of $352 million. The application of SFAS No. 143 did not have a material impact on the Company's depreciation, depletion and amortization expense, net income or net income per share for the three and nine months ended September 30, 2003. There was no impact on the Company's cash flow as a result of adopting SFAS No. 143.

The following table provides a rollforward of the asset retirement obligations for the current year:

millions
Carrying amount of asset retirement obligations as of January 1, 2003	$278
Liabilities incurred during 2003	105
Liabilities settled during 2003	(11)
Accretion expense	15
Revisions in estimated liabilities	13

Carrying amount of asset retirement obligations as of September 30, 2003	$400

The following table shows the effect of the implementation on the Company's net income and EPS as if SFAS No. 143 had been in effect in prior periods. There was no material effect on reported amounts for the three and nine months ended September 30, 2002.

	Years Ended December 31

millions except per share amounts	2002	2001	2000	1999	1998

Actual
Net income (loss) available before effect of
change in accounting principle	$825	$(183)	$813	$32	$(49)
Basic EPS -- before change in accounting principle	$3.32	$(0.73)	$4.42	$0.25	$(0.41)
Diluted EPS -- before change in accounting principle	$3.21	$(0.73)	$4.25	$0.25	$(0.41)

Pro forma amounts assuming SFAS No. 143 was
applied retroactively
Net income (loss) available before effect of
change in accounting principle	$826	$(178)	$812	$33	$(48)
Basic EPS -- before change in accounting principle	$3.32	$(0.71)	$4.41	$0.26	$(0.40)
Diluted EPS -- before change in accounting principle	$3.21	$(0.71)	$4.24	$0.26	$(0.40)

Carrying amount of asset retirement obligations
Beginning of year	$251	$208	$48	$44	$36
End of year	$278	$251	$208	$48	$44

4.  Inventories     Inventories are stated at the lower of average cost or market. The major classes of inventories, which are included in other current assets, are as follows:

	September 30,	December 31,
millions	2003	2002

Materials and supplies	$77	$75
Natural gas	36	16
Crude oil	13	15
NGLs	1	--

Total	$127	$106

5.  Properties and Equipment     Oil and gas properties include costs of $2.7 billion and $3.1 billion at September 30, 2003 and December 31, 2002, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unevaluated properties and major development projects. At September 30, 2003 and December 31, 2002, the Company's investment in countries where reserves have not been established was $74 million and $63 million, respectively.

During the nine months ended September 30, 2003 and 2002, the Company made provisions for impairments of oil and gas properties of $92 million and $33 million, respectively. The 2003 provisions for impairments include $68 million related to a third quarter ceiling test impairment of oil and gas properties in Qatar as a result of lower future production estimates and unsuccessful exploration activities and $24 million related primarily to unsuccessful exploration activities in Australia, Gabon, Tunisia and Angola. Impairments in 2002 of $33 million related primarily to activities in Congo, Oman and Australia.

Total interest costs incurred during the third quarter of 2003 and 2002 were $89 million and $91 million, respectively. Of these amounts, the Company capitalized $30 million and $42 million during the third quarter of 2003 and 2002, respectively. Total interest costs incurred during the first nine months of 2003 and 2002 were $281 million and $267 million, respectively. Of these amounts, the Company capitalized $94 million and $121 million during the first nine months of 2003 and 2002, respectively. Capitalized interest is included as part of the cost of oil and gas properties.

The interest rates for capitalization are based on the Company's weighted average cost of borrowings used to finance the expenditures applied to costs excluded.

In addition to capitalized interest, the Company also capitalized internal costs of $45 million and $48 million during the third quarter of 2003 and 2002, respectively. For the first nine months of 2003 and 2002, the Company capitalized internal costs of $142 million and $148 million, respectively. These internal costs were directly related to exploration and development activities and are included as part of the cost of oil and gas properties.

6.  Debt     A summary of debt follows:

	September 30, 2003		December 31, 2002

millions	Principal	Carrying Value	Principal	Carrying Value

Notes Payable, Banks	$135	$135	$44	$44
Commercial Paper	170	170	181	181
Long-term Portion of Capital Lease	5	5	7	7
6 3/4% Notes due 2003	--	--	73	73
5 7/8% Notes due 2003	83	83	83	83
6.5% Notes due 2005	170	167	170	166
7.375% Debentures due 2006	88	88	88	87
7% Notes due 2006	174	171	174	171
5 3/8% Notes due 2007	650	647	650	647
3.25% Notes due 2008	350	349	--	--
6.75% Notes due 2008	116	111	116	111
7.8% Debentures due 2008	11	11	11	11
7.3% Notes due 2009	85	83	85	83
6 3/4% Notes due 2011	950	911	950	912
6 1/8% Notes due 2012	400	395	400	395
5% Notes due 2012	300	298	300	297
7.05% Debentures due 2018	114	105	114	105
Zero Coupon Convertible
Debentures due 2020	--	--	380	380
Zero Yield Puttable Contingent
Debt Securities due 2021	30	30	30	30
7.5% Debentures due 2026	112	106	112	106
7% Debentures due 2027	54	54	54	54
6.625% Debentures due 2028	17	17	17	17
7.15% Debentures due 2028	235	213	235	212
7.20% Debentures due 2029	135	135	135	135
7.95% Debentures due 2029	117	117	117	117
7 1/2% Notes due 2031	900	862	900	862
7.73% Debentures due 2096	61	61	61	61
7.5% Debentures due 2096	83	75	83	75
7 1/4% Debentures due 2096	49	49	49	49

Total debt	$5,594	5,448	$5,619	5,471

Less current portion		277		300

Total long-term debt		$5,171		$5,171

At September 30, 2003, $418 million of notes, debentures and securities will mature or may be put to Anadarko within the next twelve months. In accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced," $141 million of this amount is classified as long-term debt, since Anadarko has the intent and ability to refinance this debt under the terms of Anadarko's Bank Credit Agreements.

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

In October 2003, the Company terminated its existing revolving credit agreements and entered into a $750 million 364-Day Revolving Credit Agreement with a syndicate of U.S. and Canadian lenders. The agreement terminates in October 2004 or October 2005, if any loan under the agreement is converted to a term loan.

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

The Company also enters into commodity derivative financial instruments (options, futures and swaps) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in the market price of natural gas and crude oil. These derivative instruments are also used to meet customers' pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. In addition, the Company may use options and swaps to reduce exposure to losses on its firm transportation keep-whole commitment with Duke Energy Field Services, Inc. (Duke). Essentially all of the derivatives used for trading purposes have a term of less than one year, with most having a term of less than three months.

Futures contracts are generally used to fix the price of expected future gas sales and oil sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix the price differential between the price of gas at Henry Hub and various other market locations. Physical delivery purchase and sale agreements require the receipt or delivery of physical product at a specified location and price. The pricing can be fixed or market-based. Options are generally used to fix a floor and a ceiling price (collar) for the Company's expected future gas sales and oil sales. Settlements of futures contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange and have nominal credit risk. Swap, over-the-counter traded option and physical delivery agreements expose the Company to credit risk to the extent the counter-party is unable to meet its settlement commitment. The Company monitors the creditworthiness of each counter-party. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses in settling with its swap and option counter-parties.

Cash Flow Hedges     At September 30, 2003 and December 31, 2002, the Company had option contracts, swap contracts and fixed price physical delivery contracts in place to hedge a portion of expected future sales of equity oil and gas production. The fixed price physical delivery contracts are excluded from hedge accounting treatment under the normal purchase, normal sale provision. The derivative financial instruments receive hedge accounting treatment if they meet the qualifications and mark-to-market accounting is applied to those that do not qualify for hedge accounting. The fair values and the accumulated other comprehensive income balances applicable to the derivative financial instruments are as follows:

	September 30,	December 31,
millions	2003	2002

Fair Value -- Asset (Liability)
Current	$(142)	$(115)
Non-current	(37)	(39)

Total	$(179)	$(154)

Accumulated other comprehensive income (loss) before taxes	$(134)	$(128)

Accumulated other comprehensive income (loss) after taxes	$(85)	$(81)

The difference between the fair values and the unrealized gain (loss) before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting, hedge ineffectiveness and foreign currency hedges.

As of September 30, 2003, the Company had the following cash flow hedges through 2005 related to its oil and gas producing activities (non-trading activities). There are no significant cash flow hedges beyond 2005.

	Fourth
	Quarter	Annual

	2003	2004	2005

Natural Gas

Three-Way Collars (thousand MMBtu/d)	399	269	19
NYMEX price per MMBtu
Floor sold price	$2.91	$2.67	$2.20
Floor purchased price	$3.97	$3.65	$3.00
Ceiling sold price	$5.01	$5.30	$4.83

Two-Way Collars (thousand MMBtu/d)	61	44	26
NYMEX price per MMBtu
Floor purchased price	$4.79	$4.29	$3.76
Ceiling sold price	$8.73	$6.43	$5.65

Fixed Price (thousand MMBtu/d)	495	259	33
NYMEX price per MMBtu	$4.28	$3.72	$3.00

Total (thousand MMBtu/d)	955	572	78

Basis Swaps (thousand MMBtu/d)	695	138	20
Price per MMBtu	$(0.21)	$(0.06)	$(0.09)

MMBtu -- million British thermal units
MMBtu/d -- million British thermal units per day

	Fourth
	Quarter	Annual

	2003	2004	2005

Crude Oil

Three-Way Collars (MBbls/d)	53	20	--
NYMEX price per barrel
Floor sold price	$18.62	$18.00	$--
Floor purchased price	$23.81	$22.00	$--
Ceiling sold price	$27.39	$28.07	$--

Two-Way Collars (MBbls/d)	4	3	2
NYMEX price per barrel
Floor purchased price	$25.00	$22.00	$22.00
Ceiling sold price	$28.29	$26.32	$26.32

Fixed Price (MBbls/d)	14	8	--
NYMEX price per barrel	$25.39	$23.09	$--

Total (MBbls/d)	71	31	2

MBbls/d -- thousand barrels per day

A two-way collar is a combination of options, a sold call and purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options, a sold call, a purchased put and a sold put. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be NYMEX plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price the Company will receive for the volumes under contract. The fixed price hedges consist of swaps and physical delivery contracts and establish a fixed price the Company will receive for the volumes under contract.

Marketing and Trading Activities     The fair values of the Company's marketing and trading portfolio (both physical delivery and financially settled contracts) as of September 30, 2003 and December 31, 2002 are as follows:

	September 30,	December 31,
millions	2003	2002

Fair Value -- Asset (Liability)
Current	$6	$(5)
Non-current	5	--

Total	$11	$(5)

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke. Most of the GPM's long-term firm transportation contracts were transferred to Duke in the GPM disposition. One contract was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the Duke keep-whole agreement to potential decreases in future transportation market values. While derivatives are intended to reduce the Company's exposure to declines in the market value of firm transportation, they also limit the potential to benefit from increases in the market value of firm transportation. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward twelve months. Net (payments to) or receipts from Duke for the three months ended September 30, 2003 and 2002 were $(4) million and $12 million, respectively, and for the nine months ended September 30, 2003 and 2002 net receipts from Duke were $19 million and zero, respectively. This keep-whole agreement and any associated derivative instruments are accounted for on a mark-to-market basis.

The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated with quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price quotes beyond the next twelve months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical natural gas basis prices, discounted at 10% per year. Management also periodically evaluates the supply and demand factors (such as expected drilling activity, anticipated pipeline construction projects, expected changes in demand at pipeline delivery points, etc.) that may impact the future market value of the firm transportation capacity to determine if the estimated fair value should be adjusted. The Company recognized other expense of $8 million and other income of $19 million for the three months ended September 30, 2003 and 2002, respectively, and other income of $10 million and $28 million for the nine months ended September 30, 2003 and 2002, respectively, related to the keep-whole agreement and associated derivative instruments. As of September 30, 2003 and December 31, 2002, accounts payable included $29 million and $5 million and other long-term liabilities included $53 million and $68 million, respectively, related to the keep-whole agreement and associated derivative instruments.

Anticipated undiscounted and discounted liabilities for the firm transportation keep-whole agreement at September 30, 2003 are as follows:

millions	Undiscounted	Discounted

2003	$12	$12
2004	23	22
2005	20	17
2006	19	15
2007	14	10
Later years	9	6

Total	$97	$82

As of September 30, 2003 and December 31, 2002, the Company had no material volumes of natural gas hedges under derivative financial instruments related to the firm transportation keep-whole agreement.

8.  Preferred Stock     For the first, second and third quarters of 2003 and 2002, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock. During the first quarter of 2003, the Company repurchased $12 million of preferred stock.

9.  Common Stock     The Company's credit agreements allow for a maximum capitalization ratio of 60% debt exclusive of the effect of any non-cash writedowns. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at September 30, 2003 and December 31, 2002.

The reconciliation between basic and diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2003			September 30, 2002

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available before change
in accounting principle	$274	250	$1.09	$189	249	$0.76

Effect of convertible debentures
and ZYP-CODES	--	--		2	8
Effect of dilutive stock options,
performance-based stock awards
and common stock put options	--	1		--	1

Diluted EPS
Net income available before change
in accounting principle plus
assumed conversion	$274	251	$1.09	$191	258	$0.74

	Nine Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2002

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available before change
in accounting principle	$946	249	$3.79	$516	248	$2.08

Effect of convertible debentures
and ZYP-CODES	3	4		6	10
Effect of dilutive stock options,
performance-based stock awards
and common stock put options	--	1		--	2

Diluted EPS
Net income available before change
in accounting principle plus
assumed conversion	$949	254	$3.74	$522	260	$2.01

For the three and nine months ended September 30, 2003, options for 8.5 million and 8.8 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods. For the three and nine months ended September 30, 2002, options for 8.9 million and 3.9 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods. For the three and nine months ended September 30, 2002, put options for zero and 0.7 million average shares, respectively, of common stock were excluded because the put options' exercise price was less than the average market price of common stock for the period.

10.  Statements of Cash Flows Supplemental Information     The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

	Nine Months Ended
	September 30

millions	2003	2002

Interest	$169	$103
Income taxes	$89	$(50)

11.  Segment Information     The following table illustrates information related to Anadarko's business segments. The segment shown as Intercompany Eliminations and All Other includes other smaller operating units, corporate activities, financing activities and intercompany eliminations.

Oil and Gas		Marketing		Intercompany
Exploration		and		Eliminations
millions	and Production	Trading	Minerals	and All Other	Total

Three Months Ended September 30:
2003
Revenues	$761	$50	$5	$524	$1,340
Intersegment revenues	522	3	--	(525)	--

Total revenues	1,283	53	5	(1)	1,340

Impairments related to oil and gas properties	74	--	--	--	74

Restructuring costs	14	--	--	19	33

Income (loss) before income taxes	$591	$14	$5	$(131)	$479

2002
Revenues	$591	$35	$11	$301	$938
Intersegment revenues	299	2	--	(301)	--

Total revenues	890	37	11	--	938

Income (loss) before income taxes	$405	$15	$10	$(125)	$305

Nine Months Ended September 30:
2003
Revenues	$2,206	$105	$22	$1,511	$3,844
Intersegment revenues	1,504	11	--	(1,515)	--

Total revenues	3,710	116	22	(4)	3,844

Impairments related to oil and gas properties	92	--	--	--	92

Restructuring costs	14	--	--	19	33

Income (loss) before income taxes	$1,905	$29	$19	$(402)	$1,551

Net properties and equipment	$15,125	$249	$1,200	$439	$17,013

Goodwill	$1,473	$--	$--	$--	$1,473

2002
Revenues	$1,743	$93	$33	$861	$2,730
Intersegment revenues	851	6	--	(857)	--

Total revenues	2,594	99	33	4	2,730

Impairments related to oil and gas properties	33	--	--	--	33

Income (loss) before income taxes	$1,087	$20	$29	$(362)	$774

Net properties and equipment	$12,701	$236	$1,204	$431	$14,572

Goodwill	$1,433	$--	$--	$--	$1,433

12.  Restructuring Costs     On July 31, 2003, Anadarko announced a cost reduction plan that will reduce overhead costs from the Company's cost structure. This plan, which is expected to be substantially complete by year-end 2003, includes a reduction in personnel and corporate expenses. These costs are charged to restructuring costs in the income statement as specific liabilities are incurred. The liability balance is included in accounts payable on the balance sheet.

The following table summarizes the Company's restructuring costs. Activity for the three months ended September 30, 2003 also represents the cumulative amounts.

		Three Months
		Ended
	Total Expected	September 30,
millions	Costs	2003

Costs by category
One-time termination benefits	$29	$28
Contract termination costs	3	3
Other	4	2

Total	$36	$33

Costs by segment
Corporate	$21	$19
Oil and Gas Exploration and Production	15	14

Total	$36	$33

The following table is a reconciliation of the beginning and ending restructuring costs liability balances. The majority of the remaining restructuring costs liability at September 30, 2003 is related to one-time termination benefits.

millions
Restructuring costs liability as of July 1, 2003	$--
Costs incurred during the period	33
Cash payments during the period	(24)

Restructuring costs liability as of September 30, 2003	$9

13.  Other (Income) Expense     Other (income) expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2003	2002	2003	2002

Firm transportation keep-whole contract valuation (See Note 7)	$8	$(19)	$(10)	$(28)
Ineffectiveness of derivative financial instruments	(6)	2	(3)	10
Foreign currency exchange *	(1)	13	(15)	4
Gas sales contracts - accretion of discount	1	3	5	7
Other	--	(3)	(2)	5

Total	$2	$(4)	$(25)	$(2)

*The three and nine months ended September 30, 2003 exclude zero and $8 million, respectively, in transaction losses related to remeasurement of the Venezuela deferred tax liability. The three and nine months ended September 30, 2002 exclude $3 million and $36 million, respectively, in transaction gains related primarily to remeasurement of the Venezuela deferred tax liability. These amounts are included in income tax expense.

14.  Commitments

Financial Operating Leases     During the second quarter of 2003, two of the Company's corporate office buildings located in The Woodlands, Texas, were acquired by a wholly-owned subsidiary of a major financial institution from the special purpose entities that had leased the buildings to the Company. The original leases were amended and restated, and, other than the extension of the period of the lease, the terms of the replacement lease between the Company and the real estate development company were essentially unchanged. The total amount funded under the new lease was approximately $214 million. The Company has accounted for this arrangement as an operating lease.

The lease term is seven years and the monthly lease payments are based on the London interbank borrowing rate applied against the lease balance. The lease contains various covenants including covenants regarding the Company's financial condition. Default under the lease, including violation of these covenants, could require the Company to purchase the facilities for a specified amount, which approximates the lessor's original cost of $214 million. As of September 30, 2003, the Company was in compliance with these covenants.

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

The Company has an $8 million liability and corresponding prepaid rent asset as of September 30, 2003 related to its residual value guarantee on the corporate office buildings. If the Company determines that it is probable that the expected fair value of the property at the end of the lease term will be less than the lease balance, the liability will be adjusted accordingly. Currently, Management does not believe it is probable that the fair market value of the properties will be less than the lease balance at the end of the lease term.

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

15.  Contingencies

General     The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos and benzene while working at a refinery in Corpus Christi, Texas, which a company Anadarko acquired by merger in 2000 sold in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings.

Royalty Litigation     The Company is subject to various claims from its royalty owners in the regular course of its business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the "Gas Qui Tam case") filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants improperly measured and otherwise undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. The case has been transferred to the U.S. District Court, Multi-District Litigation Docket pending in Wyoming. Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. Motions to dismiss on the grounds that plaintiffs did not provide new information for the government to file suit upon were filed in January 2003. The defendants expected a hearing in the third quarter of 2003; however, the Wyoming federal judge has suggested that the case be remanded back to the Texas federal court, which will delay the proceedings.

A group of royalty owners purporting to represent Anadarko's gas royalty owners in Texas was granted class action certification styled Neinast, Russell, et al. v. Union Pacific Resources Company, et al. in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although a demand for damages in the amount of $100 million was asserted. The Company appealed the class certification order. A favorable decision from the Houston Court of Appeals decertified the class. The royalty owners did not appeal this matter to the Texas Supreme Court and the decision from the Houston Court of Appeals became final in the second quarter of 2002. The royalty owners filed a new petition alleging that the class may properly be brought so long as "sub-class" groups are broken out. The Company is vigorously contesting this new petition.

A class action lawsuit styled Gilbert H. Coulter, et al. v. Anadarko Petroleum Corporation has been certified in the 26th Judicial District Court, Stevens County, Kansas. In this action, the royalty owners contend that royalty was underpaid as a result of the deduction for certain post-production costs in the calculation of royalty. The Company believes that its method of calculating royalty was proper, and thus plaintiffs' claims are without merit. This case was certified as a class action in August 2000 and was tried in February 2002. It is uncertain at this time when the trial court will render its ruling.

A royalty owner action styled Texas Osage Royalty Pool, Inc. v. UPRG, Inc., UP Fuels, Inc., et al. filed in January 1997 in the 335th District Court of Lee County, Texas became active during the first quarter of 2003. The case involves allegations that a company Anadarko acquired by merger in 2000, UPRG, Inc., failed to properly pay royalties due Texas Osage. In addition, the plaintiff contends that the Company failed to comply with express and implied provisions of various leases between April 1993 and the present. The Company is vigorously contesting the claims and believes royalties were properly paid based upon prices received in sales made to third-party purchasers or at sales prices comparable to third-party sales. The plaintiff served expert reports in the third quarter of 2003, which calculate the plaintiff's royalty damages in a range between $2 million and $5 million. The plaintiff also claims additional damages with regard to certain specific land issues that are not material. The trial court has postponed the trial date until an indefinite date sometime after April 2004.

CITGO Litigation     CITGO Petroleum Corporation's (CITGO) claims arise out of an Asset Purchase and Contribution Agreement in 1987 whereby a company Anadarko acquired by merger in 2000 sold a refinery located in Corpus Christi, Texas, to CITGO's predecessor. After the sale of the refinery, numerous individuals living near the refinery sued CITGO (the Neighborhood Litigation) thereby implicating the Asset Purchase and Contribution Agreement indemnity provision. CITGO and Anadarko eventually entered into a settlement agreement to allocate, on an interim basis, each party's liability for defense and liability costs in that and related litigation. That agreement provides that once the Neighborhood Litigation and certain related claims are resolved, then the parties will determine their final indemnity obligations to each other through binding arbitration. At the present time, Anadarko and CITGO have agreed to defer arbitrating the allocation of responsibility for this liability in order to focus their efforts on a global settlement. Arbitration will resume upon request of either CITGO or Anadarko. Negotiations and discussions with CITGO continue. Anadarko has offered to settle all outstanding issues for approximately $4 million and a liability for this amount has been accrued.

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

Other Litigation     The Company has a reserve of about $2 million for Kansas ad valorem tax refunds. The Company has reached agreements in principle to settle two of the three remaining claims, and expects to conclude those settlements by paying the sum of $2 million in the fourth quarter of 2003. Upon conclusion of those settlements, the Company will be subject to one outstanding claim for a principle refund amount of less than $1 million; however, based upon a prior release the Company obtained from this claimant, the Company intends to vigorously defend this one remaining claim. A final hearing is scheduled for January 2004.

Lease Agreement     The Company, through one of its affiliates, is a party to a lease agreement (base lease) for the leveraged lease financing of the Corpus Christi West Plant Refinery (West Plant) with an initial term expiring December 31, 2003, and successive renewal periods lasting through January 31, 2011. At the conclusion of the initial term of the base lease, any renewal period or January 31, 2011, the Company has the right to purchase the West Plant at the fair market sales value. In connection with the sale by a company Anadarko acquired by merger in 2000 of its refining business in 1987 and 1989, the West Plant was subleased to CITGO with sublease payments during the initial term equal to the Company's base lease payments and during any renewal period equal to the lesser of the base lease rental, which will be tied to the annual fair market rental value, or a specified maximum amount. Additionally, CITGO has the option under the sublease to purchase the West Plant from the Company at the conclusion of the initial term or any renewal term at the fair market sales value, or on January 31, 2011 at a nominal price. If the fair market rental value of the base lease during any renewal term exceeds CITGO's maximum obligation under the sublease, or if CITGO purchases the West Plant on January 31, 2011 and the fair market sales value of the West Plant is greater than the purchase amount specified in the sublease, the Company will be obligated to pay the excess amounts.

The Company and the lessor are currently in the process of determining the current fair market rental and fair market sales value of the West Plant and expect the determination will be completed by year-end 2003. Based on the information currently available, no liability has been recognized as of September 30, 2003.

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

The Company is guarantor for specific financial obligations of a trona mining affiliate. The investment in this entity, which is not a consolidated subsidiary, is accounted for using the equity method. The Company has guaranteed a portion of amounts due under a revolving credit agreement and various letters of credit used to secure industrial revenue, environmental and surety bonds. The Company's guarantee under the revolving credit agreement expires in 2005 coinciding with the maturity of that agreement. The Company's guarantees under the letters of credit securing the industrial revenue, environmental and surety bonds expire in 2004; however, these letters of credit and the related guarantees are expected to be extended or to continue until the maturity dates of the obligations which range from 2005 to 2018. The amounts the Company would be obligated to pay should the affiliate default on these obligations would be up to $15 million for the revolving credit agreement, $8 million for environmental and surety bonds and $15 million for the industrial revenue bonds. No liability has been recognized for these guarantees.

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

The Company also provides certain indemnifications in relation to dispositions of assets. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with a sale of properties in 2001, the Company indemnified the purchaser for the use of certain currency remeasurement losses utilized by the Company in previously filed tax returns. These losses have been disallowed by the taxing authorities. The Company has filed a lawsuit seeking relief. The Company believes it is probable that these losses will have to be settled with the purchaser in cash. The Company has a $21 million liability recorded for the contingency.

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

Financial Results

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2003	2002	2003	2002

Revenues	$1,340	$938	$3,844	$2,730
Costs and expenses	$800	$588	$2,131	$1,812
Interest expense	$59	$49	$187	$146
Other (income) expense	$2	$(4)	$(25)	$(2)
Income tax expense	$203	$115	$601	$254
Net income available to common stockholders before
cumulative effect of change in accounting principle	$274	$189	$946	$516
Cumulative effect of change in accounting principle	--	--	47	--
Net income available to common stockholders	$274	$189	$993	$516
Earnings per share - before cumulative effect
of change in accounting principle - basic	$1.09	$0.76	$3.79	$2.08
Earnings per share - before cumulative effect
of change in accounting principle - diluted	$1.09	$0.74	$3.74	$2.01
Cumulative effect of change in accounting principle
per share - basic	$--	$--	$0.19	$--
Cumulative effect of change in accounting principle
per share - diluted	$--	$--	$0.18	$--
Earnings per share - basic	$1.09	$0.76	$3.98	$2.08
Earnings per share - diluted	$1.09	$0.74	$3.92	$2.01

Net Income     In the third quarter of 2003, Anadarko reported net income available to common stockholders of $274 million, or $1.09 per share (diluted) compared to net income available to common stockholders of $189 million, or $0.74 per share (diluted) for the third quarter of 2002. For the nine-month period ended September 30, 2003, Anadarko's net income available to common stockholders was $993 million, or $3.92 per share (diluted). For the nine months ended September 30, 2003, net income available to common stockholders before the cumulative effect of change in accounting principle was $946 million, or $3.74 per share (diluted). By comparison, for the nine months ended September 30, 2002, Anadarko's net income available to common stockholders was $516 million, or $2.01 per share (diluted).

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

Unrealized gains and losses on derivative instruments that do not meet the conditions to qualify for hedge accounting are recognized in gas sales and oil sales and are reflected in the average sales prices. In the third quarter of 2003, these amounts for prior periods were reclassified from other (income) expense to gas sales and oil sales. The amount of the reclassification was not significant and had no effect on net income or per share amounts.

Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2003	2002	2003	2002

Gas sales	$762	$425	$2,165	$1,290
Oil and condensate sales	458	422	1,337	1,197
Natural gas liquids sales	85	57	255	156
Other sales	35	34	87	87

Total	$1,340	$938	$3,844	$2,730

Total revenues for the third quarter 2003 increased $402 million or 43% compared to the third quarter of 2002 due primarily to significant increases in commodity prices and a slight increase in sales volumes. For the nine months ended September 30, 2003, total revenues increased $1.1 billion or 41% compared to the nine months ended September 30, 2002 due primarily to significant increases in commodity prices, partially offset by a slight decrease in sales volumes.

The impact of hedges and marketing activities resulted in a net decrease in realized prices of $0.03 per thousand cubic feet (Mcf) of gas and $0.99 per barrel of oil for the third quarter of 2003 compared to market prices, decreasing revenues $21 million. For the third quarter of 2002, the impact of hedges and marketing activities resulted in a net increase (decrease) in realized prices of $0.20 per Mcf of gas and $(1.10) per barrel of oil compared to market prices, increasing revenues $12 million. For the nine months ended September 30, 2003, the impact of hedges and marketing activities resulted in a net decrease in realized prices of $0.39 per Mcf of gas and $1.36 per barrel of oil compared to market prices, decreasing revenues $257 million. For nine months ended September 30, 2002, the impact of hedges and marketing activities resulted in a net increase (decrease) in realized prices of $0.13 per Mcf of gas and $(0.30) per barrel of oil compared to market prices, increasing revenues $50 million.

Analysis of Oil and Gas Sales Volumes

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Barrels of Oil Equivalent (MMBOE)
United States	35	32	100	98
Canada	8	9	23	28
Algeria	5	5	14	16
Other International	2	2	5	6

Total	50	48	142	148

MMBOE - million barrels of oil equivalent

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Barrels of Oil Equivalent per Day (MBOE/d)
United States	387	352	369	364
Canada	79	104	82	100
Algeria	51	51	52	57
Other International	24	19	19	21

Total	541	526	522	542

MBOE/d - thousand barrels of oil equivalent per day

During the third quarter of 2003, Anadarko sold 50 MMBOE, an increase of 2 MMBOE or 4% compared to sales of 48 MMBOE in the third quarter of 2002. The increase in volumes was due primarily to higher gas production in East Texas and Louisiana. For the nine months ended September 30, 2003, Anadarko sold 142 MMBOE, a decrease of 6 MMBOE or 4% compared to sales of 148 MMBOE for the same period of 2002. The decrease in volumes was due primarily to the 2002 divestiture of heavy oil properties in Canada and slightly lower sales volumes in Algeria and other international areas.

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage volumes, and mitigate the effect of price volatility which is likely to continue in the future. See Derivative Instruments under Item 3 of this Form 10-Q.

Natural Gas Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

United States (Bcf)	136	126	378	389
MMcf/d	1,481	1,375	1,383	1,423
Price per Mcf	$4.48	$2.64	$4.41	$2.63

Canada (Bcf)	33	36	103	99
MMcf/d	357	389	379	364
Price per Mcf	$4.65	$2.53	$4.83	$2.69

Total (Bcf)	169	162	481	488
MMcf/d	1,838	1,764	1,762	1,787
Price per Mcf	$4.51	$2.62	$4.50	$2.64

Bcf - billion cubic feet
Mcf - thousand cubic feet
MMcf/d - million cubic feet per day

The Company's natural gas sales volumes for the third quarter 2003 were up 7 Bcf or 4% compared to the third quarter of 2002. The increase in volumes was due primarily to higher gas production in East Texas and Louisiana, partially offset by a decrease in volumes in Canada primarily due to temporary operational issues. For the first nine months of 2003, natural gas sales volumes were down 7 Bcf or 1% compared to the same period of 2002. The decreases in volumes are due primarily to a decrease in the Company's sales volumes within the United States, primarily in the Gulf of Mexico and the Mid-Continent, as a result of operational issues and natural production declines. This decrease is partially offset by increases in natural gas sales volumes in East Texas and Louisiana and Canada due to successful exploration and development activities. Production of natural gas is generally not directly affected by seasonal swings in demand.

The Company's average realized natural gas price for the three and nine months ended September 30, 2003 increased 72% and 70%, respectively, from the same periods of 2002. Strong demand in North American consumption due to colder weather and declining gas supply resulted in significantly higher North American gas prices. These higher prices were partially offset by commodity price hedges on 52% and 48% of natural gas sales volumes during the three and nine months ended September 30, 2003, respectively, that reduced the Company's exposure to low prices and limited participation in higher prices. As of September 30, 2003, the Company has hedged about 54% and 30% of its anticipated natural gas wellhead sales volumes for the remainder of 2003 and 2004, respectively. See Derivative Instruments under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

United States (MMBbls)	8	8	26	23
MBbls/d	97	84	96	88
Price per barrel	$26.34	$24.77	$26.45	$22.28

Canada (MMBbls)	2	3	5	10
MBbls/d	17	37	17	37
Price per barrel	$26.43	$19.36	$27.56	$18.57

Algeria (MMBbls)	5	5	14	16
MBbls/d	51	51	52	57
Price per barrel	$27.66	$26.91	$28.06	$23.54

Other International (MMBbls)	2	2	5	6
MBbls/d	24	19	19	21
Price per barrel	$23.68	$22.05	$22.94	$19.34

Total (MMBbls)	17	18	50	55
MBbls/d	189	191	184	203
Price per barrel	$26.36	$24.02	$26.64	$21.64

MMBbls - million barrels
MBbls/d - thousand barrels per day

Anadarko's crude oil and condensate sales volumes for the third quarter of 2003 decreased 1 MMBbls or 6% compared to the third quarter of 2002, due to volumes in Canada. Crude oil and condensate sales volumes for the nine months ended September 30, 2003 decreased 5 MMBbls or 9% compared to the nine months ended September 30, 2002. The decrease in crude oil and condensate volumes was due to a decrease of 5 MMBbls in Canada, 2 MMBbls in Algeria and 1 MMBbls in other international areas related primarily to Venezuela, partially offset by an increase of 3 MMBbls in the United States.

The decrease in Canada volumes is due largely to the sale of the Company's heavy oil assets in late 2002. The decrease in Algeria volumes is due primarily to the substantial completion of cost recovery, whereby Anadarko was reimbursed for previous exploration spending with additional barrels of oil production. The decrease in Venezuela volumes is due primarily to the contract terms with the national oil company of Venezuela under which Anadarko earns a fee that is translated into barrels of oil based on current prices that results in lower oil volumes when prices increase. The increase in the United States is primarily in the Western division. Production of oil is not usually affected by seasonal swings in demand.

Anadarko's average realized crude oil prices for the three and nine months ended September 30, 2003 increased 10% and 23%, respectively, compared to the same periods of 2002. The increase in crude oil prices during 2003 is attributed primarily to political unrest in the Middle East, the oil workers' strike in Venezuela, low oil inventory levels and increased demand. These higher prices were partially offset by commodity price hedges on 37% and 38% of crude oil and condensate sales volumes during the three and nine months ended September 30, 2003, respectively, that reduced the Company's exposure to low prices and limited participation in higher prices. As of September 30, 2003, the Company has hedged about 38% and 15% of its anticipated oil and condensate sales volumes for the remainder of 2003 and 2004, respectively. See Derivative Instruments under Item 3 of this Form 10-Q.

Natural Gas Liquids Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Total (MMBbls)	4	4	12	11
MBbls/d	46	41	44	41
Price per barrel	$20.36	$15.40	$21.10	$13.92

The Company's natural gas liquids (NGLs) sales volumes for the three months ended September 30, 2003 were essentially flat compared to the same period of 2002. For the nine months ended September 30, 2003, NGLs sales volumes increased 1 MMBbls or 9% compared to the same period of 2002. During the three and nine months ended September 30, 2003, average NGLs prices increased 32% and 52%, respectively, compared to the same periods of 2002. The increase in NGLs prices is attributed to a comparable rise in natural gas prices coupled with historically lower levels of NGLs inventories in the United States. NGLs production is dependent on natural gas prices and the economics of processing the natural gas volumes to extract NGLs.

Costs and Expenses

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2003	2002	2003	2002

Operating expenses	$207	$172	$587	$555
Administrative and general	75	78	249	227
Depreciation, depletion and amortization	341	288	954	829
Other taxes	70	50	216	168
Impairments related to oil and gas properties	74	--	92	33
Restructuring costs	33	--	33	--

Total	$800	$588	$2,131	$1,812

During the third quarter of 2003, Anadarko's costs and expenses increased $212 million or 36% compared to the third quarter of 2002 due to the following factors:

--	Operating expenses increased $35 million (20%) primarily due to higher costs associated with oil and gas producing activities and processing NGLs.
--	Administrative and general expenses decreased $3 million (4%) primarily due to lower salaries expenses associated with the reduction in the Company's workforce.
--	DD&A expense increased $53 million (18%) primarily due to higher DD&A rates.
--	Other taxes increased $20 million (40%) primarily due to higher production taxes related to significantly higher commodity prices received in 2003.
--

Impairments of oil and gas properties are due to a $68 million ceiling test impairment for Qatar as a result of lower future production estimates and unsuccessful exploration activities and a $6 million impairment due to unsuccessful exploration activities in Gabon, Tunisia and Angola.

--	Restructuring costs of $33 million related to one-time charges for employee termination benefits and other costs associated with the Company's cost reduction plan. See Outlook on Liquidity.

For the nine-month period ended September 30, 2003, costs and expenses increased $319 million or 18% compared to the same period of 2002 due to the following factors:

--	Operating expenses increased $32 million (6%) primarily due to higher costs associated with oil and gas producing activities, partially offset by lower costs for processing NGLs.
--	Administrative and general expenses increased $22 million (10%) primarily due to higher salaries and benefits expenses associated with the Company's workforce during the first six months of 2003.
--	DD&A expense increased $125 million (15%) primarily due to higher DD&A rates.
--	Other taxes increased $48 million (29%) primarily due to higher production taxes related to significantly higher commodity prices received in 2003.
--

Impairments of oil and gas properties in 2003 are due to a $68 million ceiling test impairment for Qatar as a result of lower future production estimates and unsuccessful exploration activities and $24 million due primarily to unsuccessful exploration activities in Australia, Gabon, Tunisia and Angola. Impairments of $33 million in 2002 related primarily to activities in Congo, Oman and Australia.

--	Restructuring costs of $33 million related to one-time charges for employee termination benefits and other costs associated with the Company's cost reduction plan.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2003	2002	2003	2002

Gross interest expense	$89	$91	$281	$267
Capitalized interest	(30)	(42)	(94)	(121)

Net interest expense	$59	$49	$187	$146

Gross interest expense for the three and nine months ended September 30, 2003 decreased 2% and increased 5%, respectively, compared to the same periods of 2002. The increase for the nine months ended September 30, 2003 was due primarily to the expensing of debt issuance costs related to the Company redeeming the Zero Coupon Convertible Debentures due 2020 in 2003 and slightly higher interest rates caused by the redemption of the Zero Yield Puttable Contingent Debt Securities in 2002, which were replaced with higher rate debt. See Capital Resources and Liquidity and Outlook on Liquidity.

For the three and nine months ended September 30, 2003, capitalized interest decreased by 29% and 22%, respectively, compared to the same periods of 2002. The decreases are primarily due to a decrease in capitalized costs that qualify for interest capitalization.

Other (Income) Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2003	2002	2003	2002

Firm transportation keep-whole contract valuation	$8	$(19)	$(10)	$(28)
Ineffectiveness of derivative financial instruments	(6)	2	(3)	10
Foreign currency exchange	(1)	13	(15)	4
Gas sales contracts - accretion of discount	1	3	5	7
Other	--	(3)	(2)	5

Total	$2	$(4)	$(25)	$(2)

Other expense in the third quarter of 2003 increased $6 million compared to the same period of 2002. The increase was due primarily to a $27 million increase related primarily to the effect of lower market values for firm transportation subject to a keep-whole agreement and a $3 million increase in other losses, partially offset by a $14 million increase in Canadian currency exchange gains, an $8 million increase in gains for ineffectiveness of derivative financial instruments and a $2 million decrease in accretion of discount.

For the nine months ended September 30, 2003, other income increased $23 million compared to the same period of 2002 due primarily to a $19 million increase in Canadian currency exchange gains, a $13 million increase in gains for ineffectiveness of derivative financial instruments, a $7 million increase in other gains and a $2 million decrease in accretion of discount, partially offset by an $18 million decrease in other income related primarily to the effect of lower market values for firm transportation subject to a keep-whole agreement. See Derivative Instruments and Foreign Currency Risk under Item 3 of this Form 10-Q.

Income Tax Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2003	2002	2003	2002

Income tax expense	$203	$115	$601	$254

For the third quarter of 2003, income taxes increased $88 million or 77% compared to the third quarter of 2002. For the first nine months of 2003, income taxes increased $347 million or 137% compared to the same period of 2002. The increase in income taxes is due primarily to higher earnings before income taxes.

The effective tax rate for the third quarter of 2003 and 2002 was 42% and 38%, respectively. The effective tax rate for the first nine months of 2003 and 2002 was 39% and 33%, respectively. The variances in the effective tax rate for the three and nine months ended September 30, 2003 and 2002 from the statutory rate of 35% were due primarily to income taxes related to foreign operations.

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

Marketing Contracts     The following tables provide additional information regarding the Company's marketing and trading portfolio of physical and derivative contracts and the firm transportation keep-whole agreement and related derivatives as of September 30, 2003. The Company records income or loss on these activities using the mark-to-market method.

		Firm
	Marketing	Transportation
millions	and Trading	Keep-whole	Total

Fair value of contracts outstanding as of
December 31, 2002 - assets (liabilities)	$(5)	$(73)	$(78)
Contracts realized or otherwise settled during 2003	(2)	(19)	(21)
Fair value of new contracts when entered into during 2003	2	--	2
Other changes in fair value	16	10	26

Fair value of contracts outstanding as of
September 30, 2003 - assets (liabilities)	$11	$(82)	$(71)

	Fair Value of Contracts as of September 30, 2003

Assets (Liabilities) millions	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total

Marketing and Trading
Prices actively quoted	$6	$4	$1	$--	$11
Prices based on models and other valuation
methods	--	--	--	--	--

Firm Transportation Keep-whole
Prices actively quoted	$(29)	$--	$--	$--	$(29)
Prices based on models and other valuation
methods	--	(34)	(18)	(1)	(53)

Total
Prices actively quoted	$(23)	$4	$1	$--	$(18)
Prices based on models and other valuation
methods	--	(34)	(18)	(1)	(53)

Exploration and Development Activities

During the third quarter of 2003, Anadarko participated in a total of 289 wells, including 180 gas wells, 99 oil wells and 10 dry holes. This compares to a total of 211 wells, including 167 gas wells, 35 oil wells and 9 dry holes during the third quarter of 2002.

For the first nine months of 2003, Anadarko participated in a total of 866 wells, including 562 gas wells, 261 oil wells and 43 dry holes. This compares to a total of 733 wells, including 534 gas wells, 165 oil wells and 34 dry holes during the first nine months of 2002. Following are highlights of third quarter 2003 activity:

--

Anadarko and its partners made their third and fourth exploration successes in the past 12 months in Algeria's Berkine Basin. The most recent discovery, the BKNE-AAC-A well, is located in Block 404 and was drilled to a depth of 11,200 feet and encountered 36 net feet of oil pay.

--

In Wyoming, construction is progressing on a 125-mile pipeline to transport carbon dioxide recovered from the Shute Creek gas processing plant in southwest Wyoming to Anadarko's enhanced oil recovery (EOR) project at the Salt Creek field north of Casper. The pipeline construction is expected to be complete by January 2004. Anadarko's successful pilot program has generated encouraging results and confirms the expected EOR performance to increase oil production over the next several years from 5 MBbls/d to a peak rate of 35 MBbls/d.

Capital Resources and Liquidity

Capital Expenditures*
	Nine Months Ended
	September 30

millions	2003	2002

Development	$1,169	$825
Exploration	396	497
Acquisitions of oil and gas properties	312	201
Gathering and general	52	38
Capitalized interest and internal costs related to exploration
and development activities	236	269

Total	$2,165	$1,830

* Excludes corporate acquisitions.

During the first nine months of 2003, Anadarko's capital spending was $2.2 billion, an increase of $335 million or 18% compared to the same period of 2002. This increase is primarily due to a $344 million increase in development spending and a $111 million increase in acquisitions of oil and gas properties, partially offset by a $101 million decrease in exploration spending and a $19 million decrease in other spending.

Debt     As of September 30, 2003, Anadarko's total debt was $5.45 billion. This compares to total debt of $5.47 billion at December 31, 2002.

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

In October 2003, the Company terminated its existing revolving credit agreements and entered into a $750 million 364-Day Revolving Credit Agreement with a syndicate of U.S. and Canadian lenders. The agreement terminates in October 2004 or October 2005, if any loan under the agreement is converted to a term loan.

Outlook on Liquidity

Anadarko's net cash from operating activities during the nine months ended September 30, 2003 was $2.3 billion compared to $1.5 billion for the same period in 2002. The increase in cash flow is attributed primarily to a significant increase in commodity prices. The Company's capital expenditure budget for 2003 is $2.8 billion. The increase of $0.5 billion from the original budget is expected to enable Anadarko to accelerate its exploration program in the Gulf of Mexico, Algeria and Canada, more aggressively develop key producing fields in Canada and East Texas, and includes the acquisition of oil and gas properties in the Gulf of Mexico.

In July 2003, Anadarko announced a cost reduction plan that is expected to eliminate more than $100 million of overhead costs from the Company's annual cost structure, which includes cuts in personnel and corporate expenses. This cost reduction plan is expected to reduce costs and expenses by $60 million and capitalized overhead by $40 million. Restructuring costs associated with this plan are expected to be approximately $36 million and will be charged to income as specific liabilities are incurred. Restructuring costs of $33 million were expensed in the third quarter of 2003. These relate to one-time termination benefits ($28 million), contract termination costs ($3 million) and other costs ($2 million). The majority of the remaining restructuring costs are expected to be paid and expensed in the fourth quarter of 2003.

In conjunction with the cost reduction plan, the Company is in the process of evaluating the allocation of capital resources to international exploration for 2004. While Management sees an important place for international projects within its portfolio, Anadarko may narrow the list of international projects in order to focus its efforts. Depending on what choices are made, it is likely that the Company may record impairments not expected to exceed $45 million in the fourth quarter of 2003 for international exploration projects that the Company elects not to pursue or for possible divestitures of other non-core assets. Additionally, any price weakness in Qatar at year-end 2003 as compared to the end of the third quarter could result in additional non-cash impairments for that project in the fourth quarter.

Cash flow from operating activities in 2003 is expected to be about $3.1 billion. The Company plans to repay about $300 million in debt for the year. Cash flow from operating activities will vary depending upon, among other things, actual commodity prices received throughout the remainder of the year. The Company intends to adjust capital expenditures to reflect changes in its cash flow from operations. The Company's cash flow and capital expenditure estimates for 2003 were based on prices below where oil and gas were trading in the third quarter of 2003. If higher prices are realized, the Company may expand the drilling program, make targeted acquisitions or further reduce debt. The Company has a stock buyback program to purchase up to $1 billion in shares of Anadarko common stock. No stock repurchases have been budgeted for 2003 or are currently anticipated.

Both exchange and over-the-counter traded derivative instruments are subject to margin deposit requirements. Margin deposits are required of the Company whenever its unrealized losses with a counter-party exceed predetermined credit limits. Given the Company's sizable hedge position and price volatility, the Company may be required from time to time to advance cash to its counter-parties in order to satisfy these margin deposit requirements. During the first nine months of 2003, the Company's margin deposit requirements ranged from zero to $125 million. The Company's margin deposit requirement was $18 million on September 30, 2003.

Anadarko believes that operating cash flow and existing or available credit facilities will be adequate to meet its capital and operating requirements for 2003. The Company funds its day-to-day operating expenses and capital expenditures from operating cash flows, supplemented as needed by short-term borrowings under commercial paper, money market loans or credit facility borrowings. To facilitate such borrowings, the Company has in place $750 million in committed credit facilities, which are supplemented by various non-committed credit lines that may be offered by certain banks from time to time at then-quoted rates. It is the Company's policy to limit commercial paper borrowing to levels that are fully back-stopped by unused balances from its committed credit facilities. The Company may choose to refinance certain portions of these short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may file shelf registrations in advance with the Securities and Exchange Commission. The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property sales and additional borrowing, to secure other funds for additional capital expenditures and stock repurchases. At this time, Anadarko has no plans to issue common stock other than through its Dividend Reinvestment and Stock Purchase Plan, the exercise of stock options or the Company's Employee Savings Plan and Employee Stock Ownership Plan equity funded contributions.

Common Stock Dividend

In October 2003, the Board of Directors of Anadarko declared a quarterly dividend on the Company's common stock of 14 cents per share. This represents a 40% increase over the dividend paid in each of the previous four quarters. The amount of future dividends for Anadarko common stock will depend on earnings, financial condition, capital requirements and other factors. The Board of Directors will determine dividends on a quarterly basis.

The Company's credit agreements allow for a maximum capitalization ratio of 60% debt exclusive of the effect of any non-cash writedowns. As of September 30, 2003, Anadarko's capitalization ratio was 40% debt. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at September 30, 2003.

New Accounting Principles and Recent Developments

For information on New Accounting Principles see Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

Derivative Instruments Held for Non-Trading Purposes     The Company had equity production hedges of 288 billion cubic feet of natural gas and 19 million barrels of crude oil as of September 30, 2003. As of September 30, 2003, the Company had a net unrealized loss of $179 million before taxes on these commodity derivative instruments. Based upon an analysis utilizing the actual derivative contractual volumes, a 10% increase in commodity prices would result in an additional loss on these commodity derivative instruments of approximately $142 million. However, this loss would be substantially offset by a gain in the value of that portion of the Company's equity production that is hedged.

Derivative Instruments Held for Trading Purposes     As of September 30, 2003, the Company had a net unrealized loss of $6 million (gains of $33 million and losses of $39 million) on commodity derivative instruments entered into for trading purposes and a net unrealized gain of $17 million (gains of $32 million and losses of $15 million) on physical contracts entered into for trading purposes. Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on the derivative instruments and physical delivery contracts would be approximately $4 million.

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy (Duke). As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward twelve months. As of September 30, 2003, accounts payable included $29 million and other long-term liabilities included $53 million related to this agreement. As of December 31, 2002, accounts payable included $5 million and other long-term liabilities included $68 million related to this agreement. A 10% unfavorable change in prices on the short-term portion of the keep-whole agreement would result in an additional loss of $8 million. The future gain or loss from this agreement cannot be accurately predicted. For additional information related to the keep-whole agreement, see Note 7 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

At September 30, 2003 and December 31, 2002, a Canadian subsidiary had $99 million and $98 million, respectively, outstanding of fixed-rate notes and debentures denominated in U.S. dollars. The potential foreign currency remeasurement impact on earnings from a 10% increase in the September 30, 2003 Canadian exchange rate would be about $9 million based on the outstanding debt at September 30, 2003.

At September 30, 2003 and December 31, 2002, the Company's Latin American subsidiaries had foreign deferred tax liabilities denominated in the local currency equivalent totaling $36 million and $49 million, respectively. In conjunction with the sale of certain properties in 2001, the Company indemnified a purchaser for the use of local tax losses denominated in the local currency equivalent totaling $21 million. The potential foreign currency remeasurement impact on net earnings from a 10% increase in the September 30, 2003 Latin American exchange rates would be approximately $3 million.

Item 4.  Controls and Procedures

Anadarko's Chief Executive Officer and Chief Financial Officer (Certifying Officers) performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2003. In addition, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 15 -- Contingencies of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form

10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit			Original Filed	File
Number		Description	Exhibit	Number

3	(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
		of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

	(b)	By-laws of Anadarko Petroleum	3(e) to Form 10-Q	1-8968
		Corporation, as amended	for the quarter ended
September 30, 2000

	(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
		Restated Certificate of Incorporation	July 28, 2000

4	(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
		Cumulative Preferred Stock, Series B	May 6, 1998

	(b)	Rights Agreement, dated as of October 29,	4.1 to Form 8-A dated	1-8968
		1998, between Anadarko Petroleum	October 30, 1998
Corporation and The Chase Manhattan Bank

10	(b)(i)	Termination Agreement and Release of All Claims	10(b)(i) to Form 10-Q	1-8968
for the quarter ended
June 30, 2003

	(ii)	Form of Amendment to Anadarko Petroleum	10(b)(ii) to Form 10-Q	1-8968
		Corporation Key Employee Change of Control	for the quarter ended
		Contract	June 30, 2003

	(iii)	Form of Anadarko Petroleum Corporation 1998	10(b)(iii) to Form 10-Q	1-8968
		Director Stock Plan Stock Option Agreement	for the quarter ended
June 30, 2003

	*(iv)	Anadarko Petroleum Corporation
Officer Severance Plan

	*(v)	Form of Termination Agreement and
Release of All Claims Under Officer Severance Plan

*12		Computation of Ratios of Earnings to Fixed
Charges and Earnings to Combined Fixed
Charges and Preferred Stock Dividends

*31		Rule 13a--14(a)/15d--14(a) Certifications

*32		Section 1350 Certifications

(b)	Reports on Form 8-K

A report on Form 8-K dated July 31, 2003 was furnished. The event was reported under Item 9 - Regulation FD Disclosure and Item 12 - Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

November 12, 2003	By:	/s/ MICHAEL E. ROSE

Michael E. Rose - Executive Vice President
and Chief Financial Officer