Form 10-K
period 2003-12-31
ANADARKO PETROLEUM CORP
filed 2004-03-04
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ✓      No           .

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K           .

     Indicate by check mark whether registrant is an accelerated filer.     Yes  ✓      No           .

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003 was $11.1 billion.

     The number of shares outstanding of the Company’s common stock as of January 30, 2004 is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	251,656,714

Part of
Form 10-K	Documents Incorporated By Reference
Part II	Portions of the Anadarko Petroleum Corporation 2003 Annual Report to Stockholders.
Part III	Portions of the Proxy Statement for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 6, 2004 (to be filed with the Securities and Exchange Commission prior to April 29, 2004).

PART I

Item 1. Business

General

      Anadarko Petroleum Corporation is among the largest independent oil and gas exploration and production companies in the world, with 2.5 billion barrels of oil equivalent (BOE) of proved reserves as of December 31, 2003. The Company’s major areas of operations are located in the United States, primarily in Texas, Louisiana, the mid-continent region and the western states, Alaska and in the shallow and deep waters of the Gulf of Mexico, as well as in Canada and Algeria. Anadarko also has significant production in Venezuela and Qatar and is executing strategic exploration programs in several other countries. The Company actively markets natural gas, oil and natural gas liquids (NGLs) and owns and operates gas gathering systems in its core producing areas. In addition, the Company engages in the hard minerals business through non-operated joint ventures and royalty arrangements in several coal, trona (natural soda ash) and industrial mineral mines located on lands within and adjacent to its Land Grant holdings. The Land Grant is an 8 million acre strip running through portions of Colorado, Wyoming and Utah where the Company owns most of its fee mineral rights. Anadarko is committed to minimizing the environmental impact of exploration and production activities in its worldwide operations through programs such as carbon dioxide (CO2) sequestration and the reduction of surface area used for production facilities.

      Unless the context otherwise requires, the terms “Anadarko” or “Company” refer to Anadarko and its subsidiaries. The Company’s corporate headquarters are located at 1201 Lake Robbins Drive, The Woodlands, Texas 77380, where the telephone number is (832) 636-1000.

Available Information The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (SEC). Anadarko provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.anadarko.com. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filings, please contact: Anadarko Petroleum Corporation, Public Affairs Department, P.O. Box 1330, Houston, Texas 77251-1330 or call (832) 636-1316.

      In addition, the public may read and copy any materials Anadarko files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, like Anadarko, that file electronically with the SEC.

Oil and Gas Properties and Activities

Proved Reserves and Future Net Cash Flows

      As of December 31, 2003, Anadarko had proved reserves of 7.7 trillion cubic feet (Tcf) of natural gas and 1.2 billion barrels of crude oil, condensate and NGLs. Combined, these proved reserves are equivalent to 2.5 billion barrels of oil or 15.1 Tcf of gas. The Company’s reserves have grown 22% over the past three years due primarily to: the acquisitions of Berkley Petroleum Corp. (Berkley) and Gulfstream Resources Canada Limited in 2001 and Howell Corporation (Howell) in 2002; substantial crude oil and natural gas reserves discovered in the Gulf of Mexico, Canada and onshore in the United States; crude oil reserves added in Algeria and Alaska; and, through acquisitions of producing properties. As of December 31, 2003, Anadarko had proved developed reserves of 5.9 Tcf of natural gas and 746 million barrels (MMBbls) of crude oil, condensate and NGLs. Proved developed reserves comprise 69% of total proved reserves.

      Proved reserve estimates are made by the Company’s engineers. In 2003, Anadarko bolstered its internal control of these estimates by using a corporate review team comprised of five technical experts: four members from within Anadarko who are independent of the operating groups responsible for the reserve estimates, and one member from Netherland, Sewell & Associates, Inc. (NSA), an independent worldwide reserves consultant. The procedures and methods used by Anadarko in preparing its estimates of proved reserves and future revenues, as of

December 31, 2003, were reviewed by the team. Through participation on the team, NSA reviewed more than 70% of the Company’s 2003 reserve additions, as well as specific major properties representing about half of Anadarko’s total worldwide reserves. NSA determined that the general methods and procedures used by Anadarko in the reserve estimation process were reasonable and prepared in accordance with SEC Regulation S-X Rule 4-10(a) and generally accepted petroleum engineering and evaluation principles. A copy of the NSA report is attached as Exhibit 99.1 of this Form 10-K.
      To improve investor confidence and provide transparency regarding the Company’s reserves, the Company has initiated an effort to annually report the status of its proved undeveloped reserves (PUDs). The Company annually reviews all PUDs, with a particular focus on those PUDs that have been booked for three or more years, to ensure that there is an appropriate plan for development. Generally, onshore United States PUDs are converted to proved developed reserves within two years. Certain projects, such as improved oil recovery, arctic development, deepwater development and many international programs, may take longer, sometimes beyond five years. Nearly 75% of the Company’s PUDs booked prior to 1999 are in Algeria and are being developed according to a government approved plan. The remaining PUDs booked prior to 1999 are primarily associated with ongoing programs in the onshore United States for improved recovery and arctic development.
      The following data presents the Company’s PUDs vintage, geographic location and percentage of total proved reserves as of December 31, 2003:

Years from Initial Booking PUDs MMBOE Cumulative % of PUDs 0 328 42% 1 100 54% 2 184 78% 3 58 85% 4 11 87% 5+ 105 100%

Worldwide Proved Undeveloped Reserves Analysis

			Percentage
	PUDs	Percentage	of Total Proved
	MMBOE	of Total PUDs	Reserves
Country
United States	466	59%	18%
Algeria	179	23%	7%
Canada	72	9%	3%
Other International	69	9%	3%

Total	786	100%	31%

      The following graph shows the change in PUDs for each year by comparing the vintage distribution of December 31, 2003 PUDs to the vintage distribution of December 31, 2002 PUDs. It illustrates the Company’s effectiveness in converting PUDs to developed reserves.

Worldwide Proved Undeveloped Reserves Comparison by Year Added Year Added 2003 PUDs, MMBOE 2002 PUDs, MMBOE % Change 2003 328 2002 100 154 35% Reduction 2001 184 340 46% Reduction 2000 58 78 26% Reduction 1999 11 13 15% Reduction Prior Years 105 175 40% Reduction

      The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2003, 2002 and 2001 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities — Unaudited (Supplemental Information) in the Anadarko Petroleum Corporation 2003 Consolidated Financial Statements (Consolidated Financial Statements) under Item 8 of this Form 10-K. The Company files annual estimates of certain proved oil and gas reserves with the U.S. Department of Energy (DOE), which are within 5% of the amounts included in the above estimates. See Critical Accounting Policies and Estimates under Item 7 of this Form 10-K.

      Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company’s estimates of future net cash flows, discounted future net cash flows before income taxes and discounted future net cash flows after income taxes from proved reserves.

Sales Volumes and Prices

      The following table shows the Company’s annual sales volumes. Volumes for natural gas are in billion cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch and volumes for oil, condensate and NGLs are in MMBbls. Total volumes are in MMBOE. For this computation, six thousand cubic feet (Mcf) of gas is the energy equivalent of one barrel of oil, condensate or NGLs.

	2003	2002	2001

United States
Natural gas (Bcf)	503	507	573
Oil and condensate (MMBbls)	34	31	34
Natural gas liquids (MMBbls)	16	14	14
Total (MMBOE)	135	130	144
Canada
Natural gas (Bcf)	140	135	121
Oil and condensate (MMBbls)	6	12	13
Natural gas liquids (MMBbls)	1	1	1
Total (MMBOE)	30	35	34
Algeria
Oil and condensate (MMBbls)	19	24	8
Total (MMBOE)	19	24	8
Other International
Natural gas (Bcf)	—	—	1
Oil and condensate (MMBbls)	8	8	13
Total (MMBOE)	8	8	13
Total
Natural gas (Bcf)	643	642	695
Oil and condensate (MMBbls)	67	75	68
Natural gas liquids (MMBbls)	17	15	15
Total (MMBOE)	192	197	199

      The following table shows the Company’s annual average sales prices and average production costs. The average sales prices include gains and losses for derivative contracts the Company utilizes to manage price risk related to the Company’s sales volumes. Production costs are costs incurred to operate and maintain the Company’s wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product, property taxes, production and severance taxes and production related administrative and general costs. Certain amounts for prior years have been reclassified to conform to the current presentation. Additional information on volumes, prices and markets is contained in Financial Results and Marketing Strategies under Item 7 of this Form 10-K. Additional detail of production costs is contained in the Supplemental Information under Item 8 of this Form 10-K. Information on major customers is contained in Note 13 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

	2003	2002	2001

United States
Sales price
Natural gas (per Mcf)	$4.36	$2.83	$4.23
Oil and condensate (per barrel)	26.16	22.90	23.08
Natural gas liquids (per barrel)	21.19	14.98	16.44
Production cost (per BOE)	$5.49	$4.66	$4.66
Canada
Sales price
Natural gas (per Mcf)	$4.71	$2.91	$4.38
Oil and condensate (per barrel)	27.33	19.09	18.18
Natural gas liquids (per barrel)	21.04	12.11	18.32
Production cost (per BOE)	$8.01	$6.40	$5.97
Algeria
Sales price
Oil and condensate (per barrel)	$28.43	$24.38	$23.97
Production cost (per BOE)	$2.44	$1.78	$2.33
Other International
Sales price
Natural gas (per Mcf)	$—	$—	$1.22
Oil and condensate (per barrel)	23.15	19.92	14.35
Production cost (per BOE)	$8.90	$8.48	$5.71
Total
Sales price
Natural gas (per Mcf)	$4.43	$2.85	$4.25
Oil and condensate (per barrel)	26.55	22.44	20.56
Natural gas liquids (per barrel)	21.18	14.80	16.55
Production cost (per BOE)	$5.71	$4.79	$4.85

Properties and Activities — United States

      Anadarko’s active areas in the United States include the Lower 48 states, Alaska and the Gulf of Mexico. Reserves in the United States comprised 68% of Anadarko’s total proved reserves at year-end 2003. During 2003, drilling results included 430 gas wells, 219 oil wells and 37 dry holes. The accompanying maps illustrate by state Anadarko’s undeveloped and developed lease and fee acreage, number of net producing wells and other data relevant to its domestic onshore and offshore oil and gas operations.

Onshore — Lower 48 States

Overview About 56% of the Company’s proved reserves are located onshore in the Lower 48 states, with operations primarily in Texas, Louisiana, the mid-continent region and western states. In 2003, average production from the Company’s properties in this area was 1,169 million cubic feet per day (MMcf/d) of gas and 102 thousand barrels per day (MBbls/d) of crude oil, condensate and NGLs, or 57% of the Company’s total production volumes. Anadarko has 2,570,000 gross (1,921,000 net) undeveloped lease acres, 2,964,000 gross (1,980,000 net) developed lease acres and 9,527,000 gross (8,478,000 net) fee acres in the Lower 48 states. In 2004, capital spending in the Lower 48 states is expected to range from $1.2 billion to $1.4 billion.

East Texas and Louisiana

Bossier Play During 2003, Anadarko continued drilling in the Bossier play and had a total of 20 rigs drilling (11 in east Texas and nine in north Louisiana) at year-end. The Company drilled 142 wells in 2003 with a success rate of 98%. Bossier net volumes for 2003 totaled 122 Bcf, or roughly 19% of the Company’s total gas production, making it Anadarko’s largest onshore gas area. During 2003, exploration leasing activity continued in the Bossier play. At year-end 2003, Anadarko had a total of 478,000 net acres in the area. During 2004, the Company expects to operate about 22 rigs (13 in east Texas and nine in north Louisiana) to drill 205 wells, including six exploration wells, in the Bossier play.
      In the east Texas Bossier, the Company has 573 gross operated producing wells and a total of 354,000 net acres as of the end of 2003. During 2003, Anadarko drilled 93 wells, with a 97% success rate. The Company’s net gas production from the east Texas Bossier averaged 211 MMcf/d of gas, a slight increase compared to 2002. During 2003, the Dowdy Ranch field continued to be the focus of activity in east Texas. Production from the field was 106 MMcf/d of gas at the end of 2003, an increase of 47%, compared to the beginning of the year.
      In the north Louisiana Bossier, the Vernon field was producing 141 MMcf/d of gas (net) from 123 wells at the end of 2003. This represents an increase of about 100% from year-end 2002. Anadarko’s drilling program in the Vernon field remains focused on extending the boundaries and developing the field areas with the highest production rates, recoverable reserves and economic returns. A total of 49 wells were drilled in the Vernon area in 2003, with a 100% success rate. At year-end 2003, Anadarko’s position in the play totaled 124,000 net acres.

Carthage Anadarko is conducting a successful development program in the Carthage area of east Texas. The Company drilled 44 wells in the area with a success rate of 100% during 2003 and had four rigs performing infill drilling at the end of the year. The Company also had four rigs performing workovers and recompletions throughout the Carthage area at the end of 2003. Anadarko’s net production from the Carthage area averaged 110 MMcf/d of gas and 3 MBbls/d of liquids during 2003. The Company plans to drill 56 wells in the Carthage area in 2004.

Woodbine The Company is operating a deep gas exploration program in the Woodbine play of east Texas (100% working interest (WI)). In 2003, Anadarko drilled two exploration wells. One well encountered mechanical problems and was temporarily abandoned pending further evaluation. The second well is expected to be tested in the first quarter of 2004. In addition, the Company is participating in a 197 square mile 3-D seismic survey in the area. During 2004, the Company plans to continue activity within the play, which may include offset drilling, acquiring additional 3-D seismic and leasing.

South Louisiana During 2003, net volumes from south Louisiana were 5 MMBOE. The majority of the Company’s production in south Louisiana is from the Kent Bayou field. In 2004, the Company expects production to decrease to less than 1 MMBOE due to higher water production.

Central Texas and Gulf Coast

Overview Anadarko’s horizontal drilling program continues to be the focus in central Texas where it holds approximately 1,001,000 net acres. During 2003, Anadarko drilled 62 wells, with a success rate of 95%, to exploit the multiple pay zones in the Giddings and Brookeland fields. The Company also has an exploration program in the James Lime formation in central Texas. During 2003, net volumes averaged approximately 126 MMcf/d of gas, 14 MBbls/d of oil and 5 MBbls/d of NGLs. In 2003, Anadarko operated over 1,550 wells in this area. In 2004, Anadarko expects to drill 75 wells, including three exploratory wells, as part of a seven-rig program.

Giddings The Company continued its cost-efficient horizontal reentry program in the Giddings field. The cost to reenter a well is about 40% less than the cost of a new well. During 2003, 28 wells were reentered and completed. Additionally, Anadarko continued its water-fracturing program, successfully stimulating 105 wells in 2003.

Brookeland Anadarko’s development program included the drilling and completion of nine wells in 2003 in the Brookeland field, where the Company has approximately 178,000 net acres. During 2003, Anadarko successfully applied a reentry program, similar to the Giddings field, to the area with five wells reentered and completed. During 2004, the Company plans to continue the reentry program to access infill drilling areas.

James Lime In late 2003, Anadarko drilled one successful exploratory well in the James Lime formation, in Madison County, Texas. During 2004, Anadarko plans to evaluate the 2003 discovery well, possibly drill two prospects and continue leasing activity.

Permian Basin

During 2003, Anadarko drilled 126 wells with a 98% success rate in the Permian basin. In addition, the Company performed 172 workovers and recompletions. Net production for 2003 averaged 91 MMcf/d of gas and 13 MBbls/d of oil, condensate and NGLs. Anadarko controls 308,000 net acres in the Permian basin and operates 4,960 wells. During 2004, the Company plans to drill 240 development wells and five exploration wells in the Permian basin.
      In the Ozona field, located in southwest Texas, development continued with the Company drilling and completing 42 wells and recompleting 45 wells during 2003. In 2003, net production averaged 60 MMcf/d of gas. Anadarko operates 1,844 wells in the Ozona field and plans to drill 48 wells and recomplete 30 wells in 2004. The Company also had activity in its emerging Haley tight gas play in the deep Delaware basin of west Texas. During 2003, two development wells were drilled with a 100% success rate and one exploration well was drilled and is currently awaiting completion. In addition, the Company recompleted two wells and continues to monitor the results. During 2004, Anadarko plans to drill two exploration wells and have an active development program in the deep Delaware basin. Additionally, three exploration wells are planned in the Val Verde basin.

Mid-Continent

Hugoton Embayment Anadarko’s drilling activities in the Hugoton Embayment, located in southwest Kansas and the Oklahoma and Texas panhandles, are focused on the deeper oil and gas zones below the shallow gas producing formations. Anadarko controls 875,000 net acres in this area and operates 2,300 wells. The deep drilling program in Kansas and the Oklahoma panhandle utilizes 3-D seismic technology to locate oil and gas bearing zones. During 2003, the Company installed a waterflood project in Kansas.
      The Company’s net production from the Hugoton Embayment area during 2003 averaged 133 MMcf/d of gas and 17 MBbls/d of oil, condensate and NGLs. In 2003, the Company drilled 36 deep wells with a 53% success rate. Anadarko also recompleted 16 wells and carried out workover operations on 137 wells in the area. In 2004, the Company plans to drill about 48 wells and install an additional waterflood project.

Central Oklahoma During 2003, net production from central Oklahoma was 22 MMcf/d of gas and 8 MBbls/d of crude oil and NGLs. The majority of Anadarko’s focus in 2003 was developing an oil play in the Rush Creek field. In 2003, Anadarko drilled and completed 37 wells in the field, with an 84% success rate, resulting in a net production increase of 2 thousand barrels of oil equivalent per day (MBOE/d). The Company plans to drill about 33 wells in central Oklahoma focused on developing the deeper gas producing zones of the Golden Trend interval in 2004.

Anadarko
Petroleum Corporation
ONSHORE PROPERTIES
WASHINGTON
■ 2,524
OREGON
■ 741
IDAHO
■ 846
MONTANA
● 135,449
□ 3,095
■ 8
△ 105
NORTH DAKOTA
● 20
□ 1,862
△ 3
WYOMING
● 531,849
□ 100,157
■ 4,163,906
△ 3,200
NEVADA
■ 433
UTAH
● 7,565
□ 23,651
■ 690,322
△ 167
CALIFORNIA
● 6,153
□ 318
■ 3,135
COLORADO
● 8,572
□ 20,885
■ 2,893,025
△ 216
NEBRASKA
● 4,643
□ 926
■ 28,198
△ 1
KANSAS
● 355,435
□ 363,737
■ 29,834
△ 1,763
IOWA
■ 198
MISSOURI
■ 552
ILLINOIS
■ 1,954
INDIANA
● 913
■ 9,912
W. VIRGINIA
● 330
NEW MEXICO
● 2,643
□ 13,117
■ 417
△ 4
OKLAHOMA
● 73,977
□ 196,066
■ 31,109
△ 1,288
TEXAS
● 654,071
□ 1,093,275
■ 176,104
△ 6,810
THE WOODLANDS
ARKANSAS
● 658
□ 1,103
■ 344,660
△ 3
LOUISIANA
● 130,718
□ 156,95
■ 13,131
△ 224
MISSISSIPPI
● 7,349
□ 1,953
■ 63,880
△ 6
ALABAMA
● 223
□ 2,677
■ 11,473
△ 9
TENNESSEE
■ 902
GEORGIA
■ 2,838
S. CAROLINA
■ 2,734
FLORIDA
■ 5,342
ALASKA
ANCHORAGE
● 1,659,315
□ 5,006
■ 7,978
△ 11
N
SCALE
0 100MI. 200MI.
● UNDEVELOPED LEASEHOLD ACREAGE (Net)
□ DEVELOPED LEASEHOLD ACREAGE (Net)
■ FEE ACREAGE (Net)
△ PRODUCING WELLS (Net)
2003 DRILLING ACTIVITY AREAS
OFFICE LOCATIONS
JANUARY 2004

Page 9 - Onshore US map Net Net Net Net Undeveloped Developed Fee Producing Acres Acres Acres Wells Onshore: United States Alabama 223 2,677 11,473 9 Alaska* 1,659,315 5,006 7,978 11 Arkansas 658 1,103 344,660 3 California 6,153 318 3,135 -- Colorado 8,572 20,885 2,893,025 216 Florida -- -- 5,342 -- Georgia -- --2,838 -- Idaho -- --846 -- Illinois -- -- 1,954 -- Indiana 913 -- 9,912 -- Iowa -- -- 198 -- Kansas* 355,435 363,737 29,834 1,763 Louisiana* 130,718 156,954 13,131 224 Mississippi 7,349 1,953 63,880 6 Missouri -- -- 552 --Montana 135,449 3,095 8 105 Nebraska 4,643 926 28,198 1 New Mexico 2,643 13,117 417 4 Nevada ---- 433 --North Dakota 20 1,862 -- 3 Oklahoma* 73,977 196,066 31,109 1,288 Oregon -- -- 741 --South Carolina -- -- 2,734 -- Tennessee -- -- 902 -- Texas* 654,071 1,093,275 176,104 6,810 Utah* 7,565 23,651 690,322 167 Washington ---- 2,524 --West Virginia 330 -- -- -- Wyoming* 531,849 100,157 4,163,906 3,200 Office Locations: United States Anchorage, Alaska The Woodlands, Texas * Drilling activities were conducted in these areas in 2003.

Western States

Overview Anadarko continues to increase its activity level and production in the western states area, with significant exploration and development activity in conventional, tight gas, enhanced oil recovery and coalbed methane (CBM) plays. The western states area primarily includes the Company’s oil and gas properties in the Land Grant area of Wyoming, Colorado and Utah. Economics on the Land Grant acreage are greatly enhanced by Anadarko’s fee mineral ownership position. For example, in a typical non-operated well that is outside of the Land Grant, Anadarko may have a 25% WI with a 20% net revenue interest. However, on the Land Grant, because of the Company’s fee mineral ownership, Anadarko may have a 25% WI with a 33.75% net revenue interest. Anadarko’s operations on the Land Grant are concentrated in the Green River basin and the Overthrust area.
      The Company currently has approximately 8,440,000 net acres, principally attributable to its Land Grant ownership. Anadarko and its partners drilled 231 wells in the area in 2003 with an overall success rate of 99%. Anadarko’s 2003 net production from the western states area averaged 294 MMcf/d of gas, 13 MBbls/d of oil and 16 MBbls/d of NGLs. The Company’s 2004 plans include drilling 274 development wells and at least one exploratory well.

Conventional During 2003, Anadarko’s net production from its conventional properties, located primarily in Wyoming, averaged 219 MMcf/d of gas, 4 MBbls/d of oil and 16 MBbls/d of NGLs. In the Green River basin of Wyoming, Anadarko focused on conventional drilling projects in the Wamsutter, Brady and Moxa Arch areas. In 2003, the Company drilled or participated in 114 wells in the Green River basin, with an overall success rate of 99%. Of these, 30 are Company-operated development wells (95% average WI) and 84 are non-operated wells (21% average WI). In 2004, the Company plans to drill 115 additional wells in the area.

      In 2003, three wells were drilled with a 100% success rate in the Table Rock area. In addition, Anadarko and its partner purchased and upgraded the Table Rock gas sweetening plant. Anadarko operates this facility that now has a capacity of 60 MMcf/d of gas. The Company’s net production from the area was 12 MMcf/d of gas in 2003. The Company plans to drill nine wells and continue exploitation of this field in 2004.
      During 2003, exploration efforts continued in the Green River and Hanna basins assisted by new interpretations of 2-D and 3-D seismic data. Anadarko continues to process and interpret this seismic data to identify new plays and prospects in the under-explored basins of southern Wyoming. At the end of 2003, the Company was drilling its first Hanna exploration well based on this new seismic data. The Company holds a working interest ownership in 134,000 net acres in this area. In 2004, the Company plans to acquire new 3-D seismic data and drill one additional exploration well.

Enhanced Oil Recovery In late 2002, Anadarko acquired 64 MMBOE of proved reserves, primarily in the Salt Creek and Elk Basin fields of Wyoming, with the Howell acquisition. In a separate transaction, Anadarko acquired the rights to purchase significant quantities of CO2 and the exclusive rights to market the CO2 in the Powder River basin. During 2003, the Company completed a pilot CO2 flood project that confirmed the viability of the enhanced oil recovery process and commenced construction of the first phase of the project. The Company also constructed a 125-mile pipeline that will transport CO2 to the Salt Creek field and potentially could serve other enhanced oil recovery projects in Wyoming as well. The Company expects to invest an additional $150 million over the next three years for the further development of this project. These projects are expected to result in an increase in net production from the Salt Creek field (98% WI) from year-end 2003 net oil production of 4 MBOE/d to peak production of about 30 MBOE/d by 2009.

      During 2003, Anadarko began injection of CO2 in the Monell field located in south-central Wyoming following completion of a 33-mile CO2 pipeline. During 2004, the remainder of the facilities needed to serve Monell’s first phase will be completed, another 21 wells will be drilled and the CO2 flood area will be expanded. This project is expected to result in an increase in net production from the Monell field to about 10 MBOE/d by 2010.
      Anadarko is committed to protecting the environment and is working with the DOE and the scientific community to study the long-term storage of CO2 in its enhanced oil recovery projects. CO2 is produced along with natural gas in fields elsewhere in Wyoming and the CO2 has historically been vented to the atmosphere. Reinjecting this CO2 in the Company’s projects will reduce the amount of greenhouse gases introduced into the atmosphere.

Coalbed Methane CBM has become a core gas play for Anadarko. The Company now operates three full-scale CBM properties (County Line, Helper and Drunkard’s Wash), as well as active pilot programs. The Company also continues to evaluate new CBM exploration opportunities on the Land Grant. Production from the Company’s CBM properties continued to increase during 2003. At year-end 2003, net production averaged 66 MMcf/d of gas compared to 61 MMcf/d of gas in 2002 and 34 MMcf/d of gas in 2001. In 2003, the Company drilled or participated in 68 wells, with an overall success rate of 97%. In 2004, the Company plans to continue to explore for and develop CBM reserves and drill about 130 wells.

      Development of the Big George coal at the Company’s County Line property, in the Powder River basin of Wyoming, began in late 2001. At year-end 2003, the project was producing 11 MMcf/d of gas (net) from 92 wells. During 2003, the Company drilled nine wells in the Helper and Drunkard’s Wash fields in Utah, with a success rate of 100%.
      During 2003, the Company finished completion operations on 13 pilot wells at Copper Ridge in Wyoming (50% WI). Additionally, along the Land Grant, Anadarko has entered into a 50/50 joint venture to develop 126,000 gross acres for CBM in the Atlantic Rim project area. Anadarko began operating 36 wells and drilled nine additional wells throughout the year within the joint venture. The Company plans to continue to monitor the wells performance in anticipation of development drilling in 2004.
      The Company’s western states division also completed a five-well exploration program in the Forest City basin CBM play (100% WI) in Kansas during 2003. This project is in the initial exploration phase pending evaluation of core data.
      Anadarko is committed to protecting the environment in its CBM activities by reinjecting the majority of produced water and, where appropriate, proactively working with state and federal agencies to develop new water treatment and handling technologies for the beneficial use of produced coalbed water.

Alaska

Overview Anadarko’s activity in Alaska is concentrated primarily on the North Slope. The Company had interests in 3,176,000 gross (1,659,000 net) undeveloped lease acres, 24,000 gross (5,000 net) developed lease acres and 16,000 gross (8,000 net) fee acres in Alaska at year-end 2003. About 3% of the Company’s proved reserves at year-end 2003 were in Alaska. The Company has budgeted about $60 million in capital spending in Alaska for 2004, which includes drilling three to four exploration wells and about 12 development wells.

North Slope

Development The Alpine field (22% WI) on Alaska’s North Slope produced an average of 98 MBbls/d of oil (gross) in 2003. A facility expansion to increase produced water handling in the field and eliminate minor oil train bottlenecks, scheduled to be completed in 2004, is expected to increase production capacity to 110 MBbls/d. During 2003 at Colville Delta 2, development drilling continued with 17 wells (five production and 12 injection wells) drilled and completed. As of year-end 2003, 82 wells (38 production wells and 44 injection or service wells) had been completed. When fully developed, the Alpine field is expected to have 94 horizontal wells from two drill sites.
      The Alpine field serves as an excellent example of Anadarko’s commitment to minimizing the impact of exploration and production operations in environmentally sensitive and logistically challenging areas. The production facilities for the Alpine field are situated on about 100 acres, less than one-half of one percent of the subsurface reservoir area being developed. In addition, Alpine is a zero discharge facility; the waste generated is reused, recycled or disposed of properly.
      Progress continued on an Environmental Impact Statement that was initiated under the direction of the Bureau of Land Management as a step towards approval of the development of reserves at the Spark, Lookout, Nanuq, Fiord and West Alpine fields (all 22% WI properties). Initial preparation of the permit packages for these fields has also begun. These fields are anticipated to be developed and produced through the Alpine production facility, filling in the natural production decline of Alpine.

Exploration During the 2002-2003 winter exploration season, the Company participated in the drilling of two exploration wells, one located in the National Petroleum Reserve-Alaska (NPR-A) and one in the Colville River Unit. The results of these wells are held confidential pending upcoming lease sales. During 2003, the Company participated in the acquisition of proprietary 3-D seismic around the Alpine field to evaluate additional potential satellite opportunities. The Company also acquired 2-D seismic in the Foothills.

      During the 2004 winter drilling season, Anadarko will participate in both exploration drilling and seismic projects. Plans include a three- to four- well program at Moose’s Tooth in the NPR-A west of Alpine and a 3-D seismic program near the Alpine field to further evaluate satellite opportunities.
      The Company is completing a one-well drilling program to study the feasibility of producing methane hydrates from the arctic tundra. This program will utilize Anadarko’s self-contained, elevated drilling platform called the Arctic Platform Drilling System, which is designed to be lightweight, modular and mobile. This system is intended to be utilized in logistically challenging areas with minimal surface impact, potentially extending traditional drilling seasons.

Gulf of Mexico

Overview At year-end 2003, about 9% of the Company’s proved reserves were located offshore in the Gulf of Mexico. Net production volumes in 2003 from these properties averaged 209 MMcf/d of gas and 19 MBbls/d of oil, condensate and NGLs. At year-end 2003, Anadarko owned an average 69% interest in 417 blocks representing 620,000 gross (325,000 net) acres in developed properties and 1,462,000 gross (1,118,000 net) acres in undeveloped properties in the Gulf of Mexico. Anadarko also holds options to earn working interests covering an additional 112 blocks. During 2003, Anadarko drilled 19 wells in the Gulf of Mexico, which resulted in seven gas wells, six oil wells and six dry holes. In the Gulf of Mexico, Anadarko has budgeted about $600 million for capital spending in 2004, which includes drilling about 30 wells.

Anadarko Petroleum Corporation

OFFSHORE PROPERTIES

TEXAS
Houston
Lake Charles
LOUISIANA
New Orleans
MISSISSIPPI
Biloxi
Mobile
Pensacola
FLORIDA
0
60
MILES
N

- 2003 DRILLING ACTIVITY
- PRODUCTION BLOCKS
- EXPLORATORY BLOCKS
- 2003 LEASE ACQUISITIONS

OFFSHORE ACREAGE	TEXAS	LOUISIANA	FLORIDA	MISSISSIPPI	CALIFORNIA
UNDEVELOPED (Net)	329,034	465,674	200,534	123,186	2,785
DEVELOPED (Net)	58,995	250,928	—	14,766	—
PRODUCING WELLS (Net)	90	355	—	—	—

FEBRUARY 2004

Page 13 - Offshore map Net Net Net Undeveloped Developed Producing Acres Acres Wells Offshore: United States California 2,785 -- -- Florida 200,534 -- -- Louisiana* 465,674 250,928 355 Mississippi 123,186 14,766 -- Texas* 329,034 58,995 90 * Drilling activities were conducted in these areas in 2003.

Continental Shelf

Acquisition During 2003, Anadarko acquired shelf properties from Amerada Hess with proved reserves of 23 MMBOE for $225 million. The properties added 2.2 MMBOE to Anadarko’s 2003 net production volumes. Anadarko drilled its first well associated with these properties in late 2003. The South Timbalier 166 E-4 well (60% WI) encountered 214 feet of net pay and tested at a rate of 19 MMcf/d of gas. In early 2004, a five-well drilling program began in the South Timbalier 172 field. During 2004, the Company plans to reprocess seismic data on 75 blocks to prioritize deep shelf opportunities identified at these properties. A total of eight wells are expected to be drilled, including development wells and deeper field exploration wells. In addition, a number of recompletions and facilities upgrades are planned.

Conventional Shallow water projects in the Gulf of Mexico continue as the Company exploits the potential around several of its larger and more mature fields. During 2003, nine successful wells were drilled with an 82% success rate. Anadarko has interests in a total of 142 blocks on the shelf.

      The Company continued to have success with its redevelopment program at South Marsh Island 269/280/281 (30-50% WI). During 2003, Anadarko drilled and completed three wells and performed three recompletions, bringing net production to 5 MBOE/d at year-end 2003. At the Ship Shoal 207 complex (48% WI), three wells were completed and five wells were recompleted to various zones. This program increased year-end 2003 net field production to 10 MBOE/d. At Eugene Island 380 (100% WI), a shallow well was drilled and completed during 2003 and at year-end was flowing at a rate of 10 MMcf/d of gas. In 2004, the Company is planning to drill 19 development wells and one exploratory well in the shallow waters of the Gulf of Mexico.
      During 2003, the Company drilled three deep shelf exploration wells. One was completed as a producer, one was a dry hole and the other is currently undergoing completion operations.

Subsalt During 2003, Anadarko continued to delineate the Tarantula (100% WI) subsalt discovery made during 2001, which is located on South Timbalier 308. During 2003, one successful well was drilled and the Company authorized construction of a production platform with a capacity of 100 MMcf/d of gas and 30 MBbls/d of oil. Production is expected to commence in early 2005.

      Production from the Company’s Hickory (50% WI) and Tanzanite (100% WI) fields decreased 19% to 7 MMBOE during 2003 due to natural field declines and unexpected well failures. The Company expects this decline to continue in the future.
      The Anna Duggan prospect (50% WI), located at Ewing Bank 658, was drilled to a depth of 19,000 feet during 2003 and encountered a significantly larger salt body than expected. The Company is evaluating various options for the prospect, including sidetracking the well in 2004.
      Anadarko has interests in a total of 123 blocks in its subsalt program, with approximately ten prospects identified. One exploratory well is planned in the subsalt for 2004.

Deepwater

Central Gulf of Mexico Marco Polo (100% WI), Anadarko’s first deepwater development project, is located on Green Canyon Block 608 approximately 180 miles offshore Louisiana in the Gulf of Mexico. Anadarko made the Marco Polo discovery in 2000. During 2003, the final two development wells were drilled. The development program produced better than expected results due to thicker pay and higher quality sands. A third party owns the platform and production facilities for the Marco Polo discovery, as well as other nearby fields. Production capacity of the facility will be 120 MBbls/d of oil and 300 MMcf/d of gas, which is greater than expected production from Marco Polo. Anadarko will have firm capacity of 50 MBbls/d of oil and 150 MMcf/d of gas. The platform hull and topsides are installed and the pipelines are currently being connected to the platform. Upon reaching mechanical completion, Anadarko will become the operator of the facility. Production is expected to commence in mid-2004.
      During 2003, Anadarko and its partners announced a third successful deepwater subsalt appraisal well at K2 on Green Canyon Block 562 (52% WI) in the Gulf of Mexico, approximately six miles northwest of Marco Polo. The K2 No. 3 well encountered a total of 208 feet of oil pay. In 1999, the K2 No. 1 well and sidetrack were drilled on the same block, about 4,000 feet away. The wells encountered one zone with average net pay of 60 feet. In 2002, the K2 No. 2 well found a total of 339 feet of pay. This field is planned as a subsea tieback to the Marco Polo platform and is expected to commence production in 2005.

      The Company also announced a discovery during 2003 on Green Canyon Block 518. The Green Canyon 518 No. 1 well (100% WI) encountered a total of 128 feet of net oil pay in the same pay zone present at the K2 discovery. The Company believes the well extends the boundaries of the K2 field northward. The field is currently planned as a subsea tieback to the Marco Polo platform and first production is expected in 2005. The Company is currently drilling another well on Green Canyon Block 518 to further delineate the field.

      In 2004, drilling will continue in Green Canyon Block 518 to explore the northern and western limits of the field, and three development sidetracks will be drilled in Green Canyon Block 562 to prepare for first production in 2005. In addition, the Company plans to drill the Genghis Khan exploration prospect (100% WI), which is located approximately three miles southeast of Marco Polo.

Eastern Gulf of Mexico During 2003, in the eastern Gulf of Mexico, Anadarko made a natural gas discovery at its Jubilee prospect, the first well in Anadarko’s eastern Gulf exploration program. The Atwater Valley 349 No. 1 well encountered 83 feet of net pay. Anadarko made a second natural gas discovery at the deepwater Atlas prospect on Lloyd Ridge Block 50. Anadarko holds a 100% WI in Atlas and Jubilee. The Company made a third eastern Gulf of Mexico discovery on its Spiderman prospect (45% WI). The discovery well encountered more than 140 feet of net pay. The well is located on DeSoto Canyon Block 621, about 180 miles southeast of New Orleans. In early 2004, a fourth natural gas discovery was made with the Atlas NW exploration prospect on Lloyd Ridge Block 5 (100% WI). Delineation of these discoveries continues.

      A regional development plan for several discoveries in the eastern Gulf of Mexico, including Anadarko’s Jubilee, Atlas, Atlas NW and Spiderman, is currently under consideration. In December 2003, Anadarko and several parties executed an agreement to commence the Front End Engineering and Design (FEED) work for the design of a potential deepwater platform for the Atwater Valley area of the eastern Gulf of Mexico. Under the terms of the agreement, the parties agreed to commence the FEED work necessary to evaluate several floating platform concepts and to substantiate the cost estimates associated with a natural gas hub platform and processing facility.

South Auger Participation Agreement Anadarko has a Participation Agreement with BP to explore 95 deepwater blocks in the Garden Banks and Keathley Canyon areas of the western Gulf of Mexico. The 95 blocks, held 100% by BP, are within a larger 640-block area of mutual interest where the two companies have licensed and are reprocessing 3-D seismic data. These blocks are in water depths ranging from 3,000 to 6,000 feet. The agreement gives Anadarko the option to earn a 33% to 66% WI in the blocks. Anadarko will fund 100% of the licensing and reprocessing costs and pay a disproportionately larger share of the first four wells drilled. Anadarko plans to begin drilling the first exploration well by early 2005.

Jupiter Agreement During 2003, Anadarko finalized a Participation Agreement with ExxonMobil covering 32 jointly owned blocks in the Alaminos Canyon and Garden Banks areas. Initial plans include drilling an exploration well in early 2005.

      Anadarko holds a total of 152 lease blocks in its deepwater program and has identified approximately 25 prospects. An additional 110 blocks could be earned within its option program. The Company plans to drill about five deepwater exploratory wells in 2004.

Gas Processing

      The Company processes gas at various third-party plants under agreements generally structured to provide for the extraction and sale of NGLs in efficient plants with flexible commitments. The Company has agreements with five plants in the western states area, 15 plants in the mid-continent area and 11 plants in the gulf coast area. Anadarko also processes gas and has interests in three Company-operated plants and three non-operated plants in the western states. Anadarko’s strategy to aggregate gas through Company-owned and third-party gathering systems allows Anadarko to secure processing arrangements in each of the regions where the Company has significant production.

Properties and Activities — Canada

Overview Anadarko has operations in Alberta, British Columbia, Saskatchewan and in the Northwest Territories. The Company has proved reserves in Canada of 314 MMBOE, which is about 12% of the Company’s total proved reserves. In 2003, net production from the Company’s properties in Canada averaged 383 MMcf/d of gas and 19 MBbls/d of crude oil, condensate and NGLs, or 16% of the Company’s total production volumes. During 2003, Anadarko participated in a total of 344 wells with a 95% success rate, including 276 gas wells, 51 oil wells and 17 dry holes. Anadarko has 9,124,000 gross (3,310,000 net) undeveloped lease acres, 1,834,000 gross (1,037,000 net) developed lease acres and 606,000 gross (606,000 net) fee acres in Canada. The Company’s 2004 capital budget for Canada ranges from $375 million to $425 million and the Company expects to drill about 175 development and 40 exploration wells. The accompanying map illustrates the Company’s developed and undeveloped lease and fee acreage, number of productive wells and other data relevant to its properties in Canada.

Alberta During 2003, the Company announced a significant natural gas discovery well in the Saddle Hills area of Alberta. The discovery well (100% WI) flowed at a rate of 16 MMcf/d of gas. A total of seven gas wells were completed in the area during 2003.

      In the Wild River area of west central Alberta, 26 wells were drilled and completed from various zones during 2003. In addition, Anadarko expanded the capacity of the Wild River gas plant (100% WI) in 2003 by 35 MMcf/d to 79 MMcf/d of gas. In the Dawson area of northwest Alberta, five oil wells and one gas well were drilled and completed in 2003. In the Foothills area of Alberta, the Voyager 3-21 (83% WI) was put on production at 3 MMcf/d of gas.
      Anadarko initiated its first CBM pilot project in northern Alberta in 2003. A five-well pilot project is evaluating potential in the Swan Hills area.

British Columbia In 2003, Anadarko had continued success in the Slave Point program at Adsett in northeast British Columbia. Three exploration and two development wells were drilled in 2003 with a success rate of 71%. The Company also acquired 263 square miles of 3-D seismic in the area and is drilling to test the western extent of the Adsett field. Anadarko recently expanded infrastructure capacity from 45 MMcf/d to 50 MMcf/d of gas and plans to add an additional 5 MMcf/d of capacity in 2004.

      In the Halfway area, Anadarko drilled a discovery well (50% WI) and brought it on production at 19 MMcf/d of gas. Additional activity occurred in the Jedney and Kobes area with five development wells drilled.
      During 2003, in the Foothills area in eastern British Columbia, a successful exploration well (23% WI) was also drilled. The well came on production in late 2003 at a rate of 7 MMcf/d of gas. One additional development well may be required to define the extent of this field. In addition, an exploratory well was drilled at West Sukunka (30% WI) and is undergoing evaluation.

Saskatchewan During 2003, the Company drilled and completed 106 shallow gas wells with an overall success rate of 92%. In the Hatton area, the Company drilled 65 operated wells and participated in another 16 non-operated wells. Net production from the Hatton area averaged 71 MMcf/d of gas in 2003.

      Anadarko increased its exploratory acreage position in southwest Saskatchewan by 30,000 gross (27,000 net) acres in 2003. Two new shallow gas plays were initiated during the year in this area. A total of 16 wells were part of the Milk River exploratory program in the Freefight and Leader areas, east and north of Hatton respectively. Development of these areas will take place in late 2004 and 2005.

Northwest Territories In the southern Northwest Territories near Fort Liard, the Company drilled nine exploratory wells (100% WI) in 2003. Initial tests from the wells were encouraging and consequently the Company filed four discovery applications. Anadarko also participated in a development well in the Liard area that tested at a rate of 30 MMcf/d of gas. In 2004, Anadarko will participate in the drilling of an exploratory well (37% WI) on Block EL-384 in the Mackenzie Delta.

Anadarko
Petroleum Corporation
CANADA PROPERTIES
Canada
N
MACKENZIE DELTA
YUKON TERRITROY
● 1,079,137
□ 5,608
Δ 3
NORTHWEST TERRITORIES
BRITISH COLUMBIA
ALBERTA
● 885,576
□ 536,346
■ 517,206
Δ 1,075
FORT ST. JOHN
GRANDE PRAIRIE
● 924,948
□ 207,584
Δ 255
EDSON
SASKATCHEWAN
CALGARY
MEDICINE HAT
● 187,879
□ 287,425
■ 88,683
Δ 2,230
0 50 100
P.E.I.
0 25 50
miles
NOVA SCOTIA
Sable Island
● 231,975
Scotian Shelf
● UNDEVELOPED ACREAGE (Net)
□ DEVELOPED ACREAGE (Net)
■ FEE ACREAGE (Net)
Δ PRODUCING WELLS (Net)
2003 DRILLING ACTIVITY AREAS
OFFICE LOCATIONS
FEBRUARY 2004

Page 17 - Canada map Net Net Net Net Undeveloped Developed Fee Producing Acres Acres Acres Wells Canada: Alberta* 885,576 536,346 517,206 1,075 British Columbia* 924,948 207,584 -- 255 Northwest Territories* 1,079,137 5,608 -- 3 Saskatchewan* 187,879 287,425 88,683 2,230 Scotian Shelf 231,975 -- -- --Office Locations: Canada Calgary, Alberta Edson, Alberta Fort St. John, British Columbia Grande Prairie, Alberta Medicine Hat, Alberta * Drilling activities were conducted in these areas in 2003.

Properties and Activities — Algeria

Overview Anadarko is engaged in exploration, development and production activities in Algeria’s Sahara Desert. At the end of 2003, six fields discovered by the Company were on production. Anadarko has developed a good working relationship with Sonatrach, the national oil and gas enterprise of Algeria, its principal partner within Algeria. Sonatrach has owned shares of the Company’s common stock since 1986 and at year-end 2003 was the registered owner of 4.8% of Anadarko’s outstanding common stock.

      The Company has proved reserves in Algeria of 361 MMBbls of crude oil, condensate and NGLs as of year-end 2003. In 2003, net sales volumes from the Company’s properties in Algeria totaled 19 MMBbls of crude oil, or 10% of the Company’s total sales volumes. In 2003, Anadarko participated in 27 wells with a success rate of 85%. In addition, the Company participated in 18 injection or service wells during the year. At the end of 2003, the Company had 3,994,000 gross (1,221,000 net) acres in Algeria. Anadarko plans to invest between $60 million and $70 million in Algeria during 2004. The accompanying map illustrates the Company’s developed and undeveloped acreage, number of productive wells and other data relevant to its properties in Algeria.

Contracts and Partners

Blocks 404, 208 and 211 Production Sharing Agreement Anadarko’s interest in the production sharing agreement (PSA) is 50% before participation at the exploitation stage by Sonatrach. The Company has two joint venture partners, each with a 25% interest, also prior to participation by Sonatrach. Under the terms of the PSA, oil reserves that are discovered, developed and produced are shared by Sonatrach, Anadarko and its two joint venture partners. Anadarko and its joint venture partners fund Sonatrach’s 51% share of exploration costs and are entitled to recover these exploration costs out of production in the exploitation phase. As of year-end 2003, Anadarko and its joint venture partners had recovered about 95% of Sonatrach’s portion of exploration costs through an increased share of production (cost recovery oil). Sonatrach is responsible for 51% of development and production costs. Sonatrach, Anadarko and its joint venture partners formed a non-profit company, Groupement Berkine, to carry out the majority of their joint operating activities under the PSA. Sonatrach, Anadarko and its joint venture partners fund the expenditures incurred by Groupement Berkine according to their participating interests under the PSA. Exploration drilling under the original PSA ended in 1998. Anadarko and its partners resumed their exploration program on Blocks 404, 208 and 211 in 2002 following an amendment to the PSA. See Exploration.

Block 406b Production Sharing Agreement The Company has a separate exploration license for Block 406b in which it has a 60% interest.

Block 403c/e Production Sharing Agreement Anadarko has exploration rights over Block 403c/e. Anadarko holds a 67% interest in the exploration phase of this venture.

Development

Block 404 — Hassi Berkine South Central Production Facility The Hassi Berkine South (HBNS) Central Production Facility has a total processing capacity of 300 MBbls/d of oil. During 2003, production from the HBNS field averaged 119 MBbls/d of oil (gross). Production from three of the satellite fields — Hassi Berkine South East (HBNSE), Berkine North East (BKNE) and Rhourde Berkine (RBK) averaged 24 MBbls/d of oil (gross) in 2003. During 2003, 11 wells were drilled in the HBNS and satellite fields, resulting in 10 productive wells and one unsuccessful well.
      Groupement Berkine is also developing the Hassi Berkine (HBN) field that is located just to the north of the HBNS field. This producing field extends into Block 403, which is under a different association with Sonatrach. Unitization of the field was accomplished to facilitate development activities. A crude oil production train with the capacity to process 75 MBbls/d of oil has been installed as part of the HBNS facility. Production from the HBN field averaged 66 MBbls/d of oil (gross) in 2003. Five productive wells were drilled in the HBN field during 2003 with a 100% success rate.

Anadarko Petroleum Corporation

ALGERIAN PROPERTIES

Tunisia
Libya
Morocco
ALGERIA
Mau.
Mali
Niger

Productive Wells
Total 122 (26 net)

- FIELDS DISCOVERED TO DATE
- 2003 DRILLING ACTIVITY AREAS
- ANADARKO OPERATED BLOCKS
- CENTRAL PROCESSING FACILITY (CPF)

403c
403e
CPF
404
HBN FIELD
HBNE FIELD
HBNSE FIELD
SFSW FIELD
HBNS FIELD
RBK FIELD
QBN FIELD
406b
BKNE FIELD
BKE FIELD
BKNE-AAC-A FIELD
CPF
OURHOUD FIELD
EKT FIELD
208
EMN FIELD
EME FIELD
EMK FIELD
211
Tunisia
Libya
N
ALGERIA
0
25
Miles

FEBRUARY 2004

Page 19 - Algeria map Algeria Undeveloped Acreage Total 3.8 million acres (1.2 million acres net) Algeria Developed Acreage (HBNS, HBN, Ourhoud, HBNSE, BKNE, RBK, QBN & BKE Fields) Total 221,435 acres (54,252 acres net) Productive Wells Total 122 (26 net) Fields discovered to date shown graphically HBN field* HBNE field* HBNS field* HBNSE field* SFSW field* RBK field QBN field BKNE field* BKNE-AAC-A field* BKE field Ourhoud field* EKT field* EMN field* EMK field* EME field* Blocks shown graphically 403c 403e 404* 406b 208* 211 Central Processing Facilities shown graphically HBNS field Ourhoud field *Drilling activities were conducted in these areas in 2003.

Block 404 — Ourhoud Central Production Facility Anadarko is also actively involved in developing the Ourhoud field, the second largest oil field in Algeria. Located in the southern portion of Block 404, the Ourhoud field extends into Block 406a and Block 405 and is unitized with the companies with interests in those blocks. The field is operated by the Ourhoud Organization, which represents the interests of the three associations involved in this development. Production from the field commenced in late 2002. Ourhoud became fully operational during the first half of 2003 with facility capacity reaching 230 MBbls/d of oil. Production from the Ourhoud field averaged 174 MBbls/d of oil (gross) in 2003. A total of 14 productive wells were drilled in the Ourhoud field in 2003.

Block 208 Anadarko also has several fields farther south on Block 208; these include the El Merk field (EMK), the El Kheit Et Tessekha field (EKT), the El Merk East field (EME) and the El Merk North field (EMN). During 2003, the Exploitation License Applications were approved for these fields by the Ministry of Energy and Mines. Anadarko will proceed with design and anticipates awarding the Engineering, Procurement and Construction contract for a third Central Production Facility by mid-2005. During 2003, a total of nine wells were drilled in the Block 208 fields with a 100% success rate.

Exploration

Blocks 404, 208 and 211 Following an amendment to the original PSA with Sonatrach, Anadarko and its joint venture partners resumed their exploration drilling program on Blocks 404, 208 and 211 in 2002, outside the boundaries encompassing the previous discoveries. These are the same blocks Anadarko and partners began exploring during the original exploration phase in 1989. As a result, a large amount of data had been gathered over the years in this area prior to commencing the current phase of exploration drilling.
      Under the terms of the three-phase exploration program, Anadarko and its joint venture partners will spend a minimum of $55 million by mid-2006. Anadarko and its joint venture partners will finance 100% of the exploration investment and Sonatrach will participate 51% in the development and exploitation phases of any discoveries. Where appropriate, existing facilities and infrastructure may be used to develop any discoveries.
      During 2003, Anadarko and its joint venture partners drilled six exploration and appraisal wells, three of which were successful Block 404 wells. The BKNE-AAC-A, which lies within the BKNE field exploitation license area, tested at a rate of 3 MBbls/d of oil. The Sif Fatima South West (SFSW) #1 tested at a rate of 3 MBbls/d of oil. The SFSW #2, which confirmed the extension of the field, tested at a rate of 1 MBbls/d of oil.
      During 2004, the Company plans to drill up to seven wells as either exploration, appraisal or delineation wells to the 2003 discoveries.

Block 406b The license for Block 406b has a three-year initial term. A work program commitment includes seismic acquisition and one exploration well. A 735-mile proprietary 2-D seismic acquisition program has been completed on this 686,000 acre block, located in the Berkine basin to the east of Anadarko’s other license areas. During 2003, the new data was processed and interpreted to develop the prospect inventory for the permit. The first exploration well on the block will be drilled in 2004. The first exploration period expires in December 2004.

Block 403c/e The license for Block 403c/e has a three-year initial term and includes 399,000 acres in the Berkine basin. A work program commitment includes seismic acquisition and one exploration well. During 2003, 1,790 miles of existing seismic data was reprocessed in two phases and a 2-D seismic acquisition program of 65 miles was completed. A 3-D seismic program commenced in late 2003. The Company plans to drill the first exploration well in late 2004. The first exploration period expires in January 2006.

      Political unrest continues in Algeria. Anadarko continually monitors the situation and has taken steps to help ensure the safety of employees and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is unable to predict with certainty any effect the current situation may have on activity planned for 2004 and beyond. However, the situation has had no material effect to date on the Company’s operations in Algeria, where the Company has had activities since 1989. See Regulatory Matters and Additional Factors Affecting Business — Foreign Operations Risk under Item 7 of this Form 10-K.

Properties and Activities — Other International

Overview The Company’s other international oil and gas production and development operations are located primarily in Venezuela and Qatar. The Company also has an interest in a non-operated producing property in offshore Egypt, interests in two non-operated offshore producing properties in Australia and an operated interest in exploratory and development acreage in Oman. The Company currently has exploration acreage in Qatar, Tunisia, West Africa, the Faroe Islands, off the coast of Georgia in the Black Sea and other selected areas. In the process of evaluating the allocation of capital resources to international areas for 2004, the Company decided to narrow the list of international projects. While Management sees an important place for international projects within its portfolio, this strategy was implemented to better focus the Company’s international efforts. During 2004, the Company expects to work toward divesting the non-core assets located in Oman, Egypt and Australia.

      The Company had total proved reserves in other international locations of 109 MMBbls of crude oil, condensate and NGLs and 144 Bcf of gas at year-end 2003. During 2003, net production from the Company’s other international properties was 22 MBbls/d of crude oil, condensate and NGLs, or 4% of the Company’s total production volumes. Anadarko participated in a total of 12 wells in other international locations during 2003 with a success rate of 58%. Drilling results included six oil wells, one gas well and five dry holes. Anadarko has 21,957,000 gross (8,940,000 net) undeveloped lease acres and 569,000 gross (155,000 net) developed lease acres in these international areas. In 2004, the Company plans to invest about $100 million in other international projects. See Regulatory Matters and Additional Factors Affecting Business — Foreign Operations Risk under Item 7 of this Form 10-K.

Venezuela The Company’s Venezuelan operation consists of the Oritupano-Leona contract area, a risk service contract in which the Company has a non-operated 45% participating interest. The area covers 395,000 gross (178,000 net) acres and had 274 producing wells at year-end 2003. The Company’s net oil sales volumes from the area averaged 12 MBbls/d during 2003. The development and exploitation program in 2003 included three new well completions and the conversion of 26 idle wells to producing wells. During 2004, the Company expects to continue with the development of the Oritupano-Leona contract area, focusing most of the activities on recompleting and reactivating existing wells.

      Currently, there is political unrest in Venezuela. After two national strikes during 2002, production resumed in January 2003 and was fully restored by the second quarter of 2003. Anadarko is unable to predict with certainty any effect the current situation may have on activity planned for 2004 and beyond. However, the situation is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

Qatar Anadarko is operator and has a 92.5% interest in the Al Rayyan field, which is part of an Exploration and Production Sharing Agreement covering Blocks 12 and 13. Production from the Al Rayyan field, which is located in the northern part of Block 12, averaged 8 MBbls/d of oil (net) during 2003. During 2003, a new permanent production platform was installed, the existing wells were tied back, several workovers were conducted and two previously untested wells were brought online. Production in 2003 was less than expected because forecasted development drilling was delayed, water production from several wells was higher than anticipated and completion of the production facility was delayed primarily due to weather constraints. At year-end 2003, the field was producing 18 MBbls/d of oil (10 MBbls/d net) from 12 wells. During 2004, the Company plans to reevaluate potential infill drilling, recompletion and workover opportunities, pending the results of a full field reservoir stimulation study that is expected to be completed in early 2004.

      The South Al Rayyan exploration prospect, also on offshore Block 12, was drilled and subsequently plugged and abandoned during 2003. Anadarko does not intend to further pursue exploration on Block 12. During 2003, the Company recorded a ceiling test impairment of $68 million for Qatar as a result of lower production estimates and unsuccessful exploration activity.
      During 2003, the Company acquired approximately 100 square miles of 3-D seismic data on offshore Block 13. The seismic data will be used to identify possible exploratory drilling opportunities for 2004.
      Anadarko also has a 49% interest in an Exploration and Production Sharing Agreement covering offshore Block 11. During 2003, a 740-mile 2-D seismic program was acquired on Block 11 to delineate exploration prospects, which may lead to drilling an exploration well during 2004.

Tunisia The Company operates two blocks in the Ghadames basin of Tunisia. The Company has a 61% interest in the Anaguid Block, which covers 1,100,000 acres and a 100% interest in the Jenein Nord Block, which covers 384,000 acres. The acreage is on trend with the Company’s discoveries in Algeria to the west. During 2003, the CEM-1 well encountered 95 feet of pay and tested at a rate of 4 MMcf/d of gas and 500 barrels of condensate per day. A second well, the SEA-1, encountered 52 feet of net pay in the same section. Both of these Anaguid wells have been suspended pending the evaluation of commercial development plans.

West Africa Anadarko is the operator and holds a 50% interest in the Agali Block, offshore Gabon. During 2003, the Company secured an amendment to its production sharing contract that allows the obligation well to be drilled after the boundary dispute between Gabon and its northern neighbor, Equatorial Guinea, is resolved.

      In the Joint Development Zone, an area that is located between and jointly administered by Nigeria and the Democratic Republic of Sao Tome’ and Principe’, the Company participated in a bid round. The Company submitted bids on three of the nine blocks offered. Results of the bid round are expected to become known and finalized during 2004.
      During 2003, the Company relinquished its 55% interest in the Gryphon Block, offshore Gabon, after drilling an unsuccessful well. The Company also relinquished its 42% interest in the Marine IX Block offshore the Republic of Congo.

North Atlantic Margin In the Faroe Islands, Anadarko is the operator and sole licensee of License 007 and holds a 28% interest in the adjacent non-operated License 006. The licenses cover a total of 617,000 acres. In 2003, the Company completed its technical evaluation of these blocks and secured a two year extension on License 007 until August 2005. During 2004, Anadarko plans to seek a partner to evaluate this block. The Company has no outstanding drilling commitments in the region.

      In the United Kingdom Continental Shelf, Tranche 61, the Company has a 7.5% interest in 49,000 acres surrounding two gas discoveries, which are pending further evaluation.

Georgia — Black Sea Anadarko has a Production Sharing Contract with the State of Georgia. The agreement gives Anadarko exploration rights to three blocks covering approximately 2,000,000 acres on the Black Sea Continental Shelf and extending 50 miles offshore. During 2003, the Company conducted geophysical and geological studies and Anadarko is currently seeking partners to share costs and reduce risk in future seismic or drilling activities.

Drilling Programs

      The Company’s 2003 drilling program focused on known oil and gas provinces in the United States (Lower 48, Alaska and Gulf of Mexico), Canada and Algeria. Exploration activity consisted of 147 wells, including 36 wells in the Lower 48, one well in Alaska, seven wells offshore in the Gulf of Mexico, 92 wells in Canada, six wells in Algeria and five wells in other international locations. Development activity consisted of 922 wells, which included 622 wells in the Lower 48, eight wells in Alaska, 12 wells offshore in the Gulf of Mexico, 252 wells in Canada, 21 wells in Algeria and seven wells in other international locations.

Drilling Statistics

      The following table shows the results of the oil and gas wells drilled and tested:

	Net Exploratory			Net Development

	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total

2003
United States	22.2	16.3	38.5	452.1	14.4	466.5	505.0
Canada	64.6	7.3	71.9	183.7	5.5	189.2	261.1
Algeria	1.5	1.5	3.0	4.0	0.3	4.3	7.3
Other International	1.0	2.2	3.2	3.5	1.0	4.5	7.7

Total	89.3	27.3	116.6	643.3	21.2	664.5	781.1

2002
United States	34.0	13.8	47.8	275.2	5.1	280.3	328.1
Canada	30.6	6.8	37.4	305.6	4.0	309.6	347.0
Algeria	0.5	1.0	1.5	7.3	0.7	8.0	9.5
Other International	—	3.7	3.7	3.7	0.9	4.6	8.3

Total	65.1	25.3	90.4	591.8	10.7	602.5	692.9

2001
United States	33.6	18.3	51.9	544.0	8.4	552.4	604.3
Canada	28.0	6.0	34.0	381.1	18.0	399.1	433.1
Algeria	—	—	—	3.5	0.2	3.7	3.7
Other International	—	2.7	2.7	11.4	—	11.4	14.1

Total	61.6	27.0	88.6	940.0	26.6	966.6	1,055.2

      The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 2003:

	Wells in the process
	of drilling or		Wells suspended or
	in active completion		waiting on completion

	Exploration	Development	Exploration	Development

United States
Gross	4	84	12	5
Net	4.0	59.0	10.4	5.0
Canada
Gross	13	26	8	17
Net	7.0	16.0	7.1	12.7
Algeria
Gross	1	2	—	—
Net	0.5	0.3	—	—
Other International
Gross	—	—	2	—
Net	—	—	1.2	—
Total
Gross	18	112	22	22
Net	11.5	75.3	18.7	17.7

Productive Wells

      As of December 31, 2003, the Company had a working interest ownership in productive wells as follows:

	Oil Wells*	Gas Wells*

United States
Gross	9,347	10,704
Net	7,105.2	7,149.6
Canada
Gross	871	3,652
Net	622.5	2,940.9
Algeria
Gross	122	—
Net	25.9	—
Other International
Gross	304	—
Net	138.6	—
Total
Gross	10,644	14,356
Net	7,892.2	10,090.5

*	Includes wells containing multiple completions as follows:

Gross	394	2,147
Net	328.0	1,612.4

Properties and Leases

      The following schedule shows the number of developed lease, undeveloped lease and fee mineral acres in which Anadarko held interests at December 31, 2003:

	Developed		Undeveloped
	Lease		Lease		Fee Minerals		Total

	Gross	Net	Gross	Net	Gross	Net	Gross	Net
thousands
United States
Onshore — Lower 48	2,964	1,980	2,570	1,921	9,527	8,478	15,061	12,379
Offshore	620	325	1,498	1,121	—	—	2,118	1,446
Alaska	24	5	3,176	1,659	16	8	3,216	1,672

Total	3,608	2,310	7,244	4,701	9,543	8,486	20,395	15,497

Canada	1,834	1,037	9,124	3,310	606	606	11,564	4,953
Algeria*	221	54	3,773	1,167	—	—	3,994	1,221
Other International	569	155	21,957	8,940	—	—	22,526	9,095

*	Developed acreage in Algeria relates only to areas with an Exploitation License. A portion of the undeveloped acreage in Algeria will be relinquished in the future upon finalization of Exploitation License boundaries.

Marketing and Gathering Properties and Activities

Marketing The Company’s marketing department actively manages the sale of Anadarko’s oil, natural gas and NGLs production. The Company markets its production to creditworthy customers at competitive prices, maximizing realized prices while managing credit exposure. The Company also purchases volumes for resale primarily from partners and producers near Anadarko’s production. These purchases allow the Company to aggregate larger volumes and attract larger, creditworthy customers, which in turn enhance the value of the Company’s production.

      The Company sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. The Company has the marketing capability to move large volumes of gas into and out of the “daily” gas market to take advantage of any price volatility. The Company may also conduct limited trading activities for the purpose of generating profits from exposure to changes in market prices of natural gas, crude oil, condensate and NGLs.
      The Company’s marketing strategy includes the use of leased natural gas storage facilities and various derivative instruments. However, the Company does not engage in market-making practices nor does it trade in any non-energy-related commodities. The Company’s marketing function does not participate in any marketing-related partnerships.

Gas Gathering Anadarko owns and operates seven major gas gathering systems in the United States, where the Company has substantial gas production. The systems are: Antioch Gathering System in the Southwest Antioch field of Oklahoma; Sneed System in the West Panhandle field of Texas; Hugoton Gathering System in southwest Kansas; Dew Gathering System in east Texas; Pinnacle Gathering System in east Texas; CJV/ SEC Gathering System in the Carthage field of east Texas; and, Vernon Gathering System in the Vernon field of north Louisiana.

      The Company’s major gathering systems have more than 3,100 miles of pipeline connecting about 3,450 wells and averaged nearly 800 MMcf/ d of gas throughput in 2003. In addition, Anadarko operates numerous other smaller gas gathering systems.

Minerals Properties and Activities

      The Company’s minerals properties contribute to operating income through non-operated joint venture and royalty arrangements in coal, trona and industrial mineral mines across the Company’s extensive fee mineral interest in the Land Grant. The Company reinvests the cash flow from its hard minerals operations primarily into its oil and gas operations.

      The Company’s low sulfur coal deposits, located primarily in southern Wyoming, compete with other western coal producers for industrial and utility boiler markets, which burn the coal to produce steam used to generate electricity. Most of the Company’s coal interests use the surface mining method of extraction. Because of the high extraction and transportation costs, additional development of the Company’s reserves is dependent on increased coal usage in local markets. In addition to fee mineral ownership of and royalty interests in coal reserves, the Company owns a 50% non-operating interest in Black Butte Coal Company. Black Butte Coal Company produces approximately three million tons of coal per year.
      The world’s largest known deposit of trona, comprising 90% of the world’s trona resources, is located in the Green River basin in southwestern Wyoming. Natural soda ash, which is produced by refining trona ore, is used primarily in the production of glass, in the paper and water treatment industries and in the manufacturing of certain chemicals and detergents. The Company owns interests in lands containing approximately 50% of these reserves and has leased a portion of those lands to companies that mine and refine trona. In addition to fee mineral ownership of and royalty interest in trona reserves, the Company owns a 49% non-operating interest in the OCI Wyoming LP (OCI) soda ash refining facility near Green River, Wyoming. The OCI facility typically produces about 2 million tons of soda ash per year.

Segment and Geographic Information

      Information on operations by segment and geographic location is contained in Note 14 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Employees

      As of December 31, 2003, the Company had about 3,500 employees. Relations between the Company and its employees are considered to be satisfactory. The Company has had no significant work stoppages or strikes pertaining to its employees.

Regulatory Matters and Additional Factors Affecting Business

      See Regulatory Matters and Additional Factors Affecting Business under Item 7 of this Form 10-K.

Title to Properties

      As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant defects, if any, before proceeding with operations. A thorough title examination has been performed with respect to substantially all leasehold producing properties owned by the Company. Anadarko believes the title to its leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry subject to such exceptions that, in the opinion of counsel employed in the various areas in which the Company has conducted exploration activities, are not so material as to detract substantially from the use of such properties.

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

Capital Spending

      See Capital Resources and Liquidity under Item 7 of this Form 10-K.

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

      Anadarko’s ratio of earnings to fixed charges was 5.83 and earnings to combined fixed charges and preferred stock dividends was 5.71 for the year ended December 31, 2003. Anadarko’s ratio of earnings to fixed charges was 3.83 and earnings to combined fixed charges and preferred stock dividends was 3.74 for the year ended December 31, 2002. As a result of the Company’s net loss in 2001, Anadarko’s earnings did not cover fixed charges by $599 million and did not cover combined fixed charges and preferred stock dividends by $610 million.

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

Item 2. Properties

      Information on Properties is contained in Item 1 of this Form 10-K and in Note 19 — Commitments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Item 3. Legal Proceedings

General The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at a refinery in Corpus Christi, Texas, which a company Anadarko acquired by merger in 2000 sold in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings.

Royalty Litigation The Company is subject to various claims from its royalty owners in the regular course of its business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead, and basis valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the “Gas Qui Tam case”) filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants improperly measured and otherwise undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company’s present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. The case was transferred to the U.S. District Court, Multi-District Litigation (MDL) Docket pending in Wyoming. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright’s failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. The MDL Panel remanded the case to the federal court in Lufkin, Texas without ruling on the motions for dismissal. The proceedings were delayed for procedural reasons as the case was remanded and a new judge was appointed; however, the Company now expects to obtain a hearing on its motions for dismissal in early 2004.

      A group of royalty owners purporting to represent Anadarko’s gas royalty owners in Texas was granted class action certification styled Neinast, Russell, et al. v. Union Pacific Resources Company, et al. in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners’ pleadings did not specify the damages being claimed, although a demand for damages in the amount of $100 million was asserted. The Company appealed the class certification order. A favorable decision from the Houston Court of Appeals decertified the class. The royalty owners did not appeal this matter to the Texas Supreme Court and the decision from the Houston Court of Appeals became final in the second quarter of 2002. In the fourth quarter of 2003, the royalty owners filed a new petition alleging that the class may properly be brought so long as “sub-class” groups are broken out. The Company is vigorously contesting this new petition. The same attorneys who filed the Neinast lawsuit as a state-wide class action also filed a lawsuit, styled Hankins, Lowell F., et al. v. Union Pacific Resources Group Inc., et al., in the 112th Judicial District Court, Crockett County, Texas. The two lawsuits are substantially identical, except that the Hankins lawsuit is limited to royalty owners in Crockett and Sutton Counties. The Texas Supreme Court has reversed certification of this class; however, as with the Neinast case, the plaintiffs have indicated that they may seek certification of sub-classes and continue to prosecute the claims. The Company continues to vigorously defend itself against the claims.
      A class action lawsuit styled Gilbert H. Coulter, et al. v. Anadarko Petroleum Corporation has been certified in the 26th Judicial District Court, Stevens County, Kansas. In this action, the royalty owners contend that royalty was underpaid as a result of the deduction for certain post-production costs in the calculation of royalty. The Company believes that its method of calculating royalty was proper, and thus plaintiffs’ claims are without merit. This case was certified as a class action in August 2000 and was tried in February 2002. It is uncertain at this time when the trial court will render its ruling.
      A royalty owner action styled Texas Osage Royalty Pool, Inc. v. UPRG, Inc., UP Fuels, Inc., et al. filed in January 1997 in the 335th District Court of Lee County, Texas became active during the first quarter of 2003. The case involves allegations that a company Anadarko acquired by merger in 2000, UPRG, Inc., failed to properly pay royalties due

Texas Osage. In addition, the plaintiff contends that the Company failed to comply with express and implied provisions of various leases between April 1993 and the present. The Company is vigorously contesting the claims and believes royalties were properly paid based upon prices received in sales made to third-party purchasers or at sales prices comparable to third-party sales. The plaintiff served expert reports in the third quarter of 2003, which calculate the plaintiff’s royalty damages in a range between $4 million and $5 million. The plaintiff also claims additional damages of approximately $2 million with regard to certain specific land and development issues. The Company disputes these claims and the trial is scheduled for June 2004.

T-Bar X Lawsuit T-Bar X Limited Company v. Anadarko Petroleum Corporation, a case filed in the 82nd Judicial District Court of Robertson County, Texas, involves a dispute regarding a confidentiality agreement that Anadarko executed in August 1999. On January 28, 2004, based upon a jury verdict, the court entered a $145 million judgment in favor of the plaintiff as follows: $40 million in actual damages; $100 million in punitive damages; and, $5 million in pre-judgment interest. The Company believes that it has strong arguments for a reversal on appeal. Anadarko and outside counsel believe that, following appeals, it is not probable that the judgment will be affirmed. If a judgment is reversed and remanded for a new trial, Anadarko will vigorously defend itself on retrial. While the ultimate outcome and impact of this claim on Anadarko cannot be predicted with certainty, Anadarko believes that the resolution of these proceedings will not have a material adverse effect on its consolidated financial position.

CITGO Litigation CITGO Petroleum Corporation’s (CITGO) claims arise out of an Asset Purchase and Contribution Agreement in 1987 whereby a company Anadarko acquired by merger in 2000 sold a refinery located in Corpus Christi, Texas to CITGO’s predecessor. After the sale of the refinery, numerous individuals living near the refinery sued CITGO (the Neighborhood Litigation) thereby implicating the Asset Purchase and Contribution Agreement indemnity provision. CITGO and Anadarko eventually entered into a settlement agreement to allocate, on an interim basis, each party’s liability for defense and liability cost in that and related litigation. That agreement provides that once the Neighborhood Litigation and certain related claims are resolved, then the parties will determine their final indemnity obligations to each other through binding arbitration. At the present time, Anadarko and CITGO have agreed to defer arbitrating the allocation of responsibility for this liability in order to focus their efforts on a global settlement. Arbitration will resume upon request of either CITGO or Anadarko. Negotiations and discussions with CITGO continue. Anadarko has offered to settle all outstanding issues for approximately $4 million and a liability for this amount has been accrued.

Kansas Ad Valorem Tax The Natural Gas Policy Act of 1978 allowed a “severance, production or similar” tax to be included as an add-on, over and above the maximum lawful price charged for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax. FERC’s ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). Ultimately, the D.C. Circuit issued a decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997.

      During 2003, the PanEnergy Litigation related to these refunds was settled. The Company has a reserve of about $2 million for three other Kansas ad valorem tax refunds. The Company has reached agreements to settle the three remaining claims, subject to formal FERC approval, which the Company expects to receive in the first half of 2004. Upon receipt of final FERC approval, the Company expects to conclude those settlements by paying approximately $2 million. After those settlements are concluded, all claims for refunds related to Kansas ad valorem taxes will be fully resolved.

Other The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, the liability with respect to these actions will not have a material effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

	Age at End
Name	of 2004	Position

James T. Hackett	50	President and Chief Executive Officer
James R. Larson	54	Senior Vice President, Finance and Chief Financial Officer
Richard J. Sharples	57	Senior Vice President, Marketing and Minerals
Robert P. Daniels	45	Vice President, Canada
Diane L. Dickey	48	Vice President and Controller
James J. Emme	48	Vice President, Exploration
Morris L. Helbach	59	Vice President, Information Technology Services and Chief Information Officer
Karl F. Kurz	43	Vice President, Marketing
David R. Larson	47	Vice President, Investor Relations
Richard A. Lewis	60	Vice President, Human Resources
J. Anthony Meyer	46	Vice President, International and Alaska Operations
Mark L. Pease	48	Vice President, U. S. Onshore and Offshore
Gregory M. Pensabene	54	Vice President, Government Relations and Public Affairs
Albert L. Richey	55	Vice President and Treasurer
Charlene A. Ripley	40	Vice President and General Counsel
Suzanne Suter	58	Vice President, Corporate Secretary and Chief Governance Officer
Donald R. Willis	54	Vice President, Corporate Services

      In December 2003, Mr. Hackett was named President and Chief Executive Officer. Prior to joining Anadarko, he served as President and Chief Operating Officer of Devon Energy Corporation since its acquisition of Ocean Energy, Inc. in April 2003. Mr. Hackett served as President and Chief Executive Officer of Ocean Energy, Inc. from March 1999 to April 2003 and as Chairman of the Board from January 2000 to April 2003. He served as Chief Executive Officer and President of Seagull Energy Corporation from September 1998 until March 1999 and as Chairman of the Board from January 1999 to March 1999.

      Mr. James Larson was named Senior Vice President, Finance and Chief Financial Officer in 2003. Prior to this position, he served as Senior Vice President, Finance since 2002 and as Vice President and Controller since 1995. He has worked for the Company since 1983.
      Mr. Sharples was named Senior Vice President, Marketing and Minerals in 2001. Prior to this position, he served as Vice President, Marketing since he joined the Company in 1993.
      Mr. Daniels was named Vice President, Canada in 2001. Prior to this position, he served in various managerial roles in the Exploration Department for Anadarko Algeria Company, LLC. He has worked for the Company since 1985.
      Ms. Dickey was named Vice President and Controller in 2002. Prior to this position, she served as Assistant Controller since 1995. She has worked for the Company since 1978.
      Mr. Emme was named Vice President, Exploration in 2001 and named Vice President, Canada in 2000. Prior to this position, he served in various managerial roles in the Exploration Department. Mr. Emme has worked for the Company since 1981.
      Mr. Helbach joined Anadarko in 2000 as Vice President, Information Technology Services and Chief Information Officer. Prior to joining Anadarko, he was General Manager and Chief Information Officer at Conoco, Inc. He worked for Conoco, Inc. since 1970.
      Mr. Kurz was named Vice President, Marketing in 2003. Prior to this position, he served as Manager, Energy Marketing since 2001. He has worked in Anadarko’s marketing department since 2000. Prior to joining the Company, he worked for Vastar Resources in the marketing department since 1995.

      Mr. David Larson was named Vice President, Investor Relations in 2003. Prior to this position, he served as Manager, Investor Relations since 2000. He worked in the investor relations and other departments at Union Pacific Resources Group Inc. since 1983.
      Mr. Lewis was named Vice President, Human Resources in 1995. He joined the Company as Manager, Human Resources in 1985.
      Mr. Meyer was named Vice President, International and Alaska Operations in 2002 and was named Vice President, Algeria in 2001. Prior to this position, he served as President and General Manager, Anadarko Algeria Company, LLC and in other managerial roles for Anadarko Algeria Company, LLC and in the Operations Department. He has worked for the Company since 1981.
      Mr. Pease was named Vice President, U. S. Onshore and Offshore in 2002. Prior to this position, he served as Vice President, International and Alaska Operations since September 2001, Vice President, Engineering and Technology since February 2001, Vice President, Algeria since 1998 and as President and General Manager, Anadarko Algeria Company, LLC since 1993. He has worked for the Company since 1979.
      Mr. Pensabene was named Vice President, Government Relations and Public Affairs in 1999. Prior to this position, he served as Vice President, Government Relations since he joined the Company in 1997.
      Mr. Richey was named Vice President and Treasurer in 1995. He joined the Company as Treasurer in 1987.
      Ms. Ripley was named Vice President and General Counsel in 2003. Prior to this position, she served as Vice President, General Counsel and Secretary of Anadarko Canada Corporation since 2000. She served as Vice President, General Counsel and Secretary of Union Pacific Resources Inc. since 1998 and as Senior Counsel for Norcen Energy Resources Limited since 1997.
      Ms. Suter was named Vice President, Corporate Secretary and Chief Governance Officer in 2002. She has served as Associate General Counsel since 2001 and Corporate Secretary since 1987. She has worked for the Company since 1986.
      Mr. Willis was named Vice President, Corporate Services in 2000. Prior to this position, he served as Manager, Corporate Administration. He has worked for the Company since 1979.

      Officers of Anadarko are elected at an organizational meeting of the Board of Directors following the annual meeting of stockholders, which is expected to occur on May 6, 2004, and hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Information on the market price and cash dividends declared per share of common stock is included in the Stockholder Information in the Anadarko Petroleum Corporation 2003 Annual Report (Annual Report) which is incorporated herein by reference.

      As of February 20, 2004, there were approximately 20,000 direct holders of Anadarko common stock. The following table sets forth the amount of dividends paid on Anadarko common stock during the two years ended December 31, 2003:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
millions
2003	$24	$25	$25	$35
2002	$18	$18	$20	$24

      The amount of future common stock dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis. For additional information, see Dividends under Item 7 of this Form 10-K.

Equity Compensation Plan Table The following table sets forth information with respect to the equity compensation plans available to directors, officers and employees of the Company as of December 31, 2003:

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column(a))

Equity compensation plans approved by security holders	12,585,670	$43.28	2,158,720
Equity compensation plans not approved by security holders	—	—	—

Total	12,585,670	$43.28	2,158,720

Unregistered Securities In March 2001, Anadarko issued $650 million of Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) due 2021 to qualified institutional buyers under Rule 144A and non-U.S. persons under Regulation S. The initial purchaser of the ZYP-CODES was Lehman Brothers Inc. Debt offering expenses related to issuing these securities were $6 million. The ZYP-CODES were subsequently registered on a Form S-3 effective July 2001.

      In April 2001, Anadarko Finance Company, a wholly-owned finance subsidiary of Anadarko, issued $1.3 billion in notes to qualified institutional buyers under Rule 144A and non-U.S. persons under Regulation S. The initial purchaser was Credit Suisse First Boston Corporation. This issuance was made up of $400 million of 6 3/4% Notes due 2011 and $900 million of 7 1/2% Notes due 2031. In May 2001, Anadarko Finance Company issued an additional $550 million of 6 3/4% Notes due 2011, bringing the 6 3/4% Notes to an aggregate total of $950 million. Discounts related to issuing these securities were $11 million. The notes were subsequently registered on a Form S-4 effective July 2001.

Item 6. Selected Financial Data

      See Five Year Financial Highlights in the Annual Report, which is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Anadarko Petroleum Corporation’s primary line of business is the exploration, development, production and marketing of natural gas, crude oil, condensate and NGLs. The Company’s major areas of operations are located in the United States, Canada and Algeria. The Company is also active in Venezuela, Qatar and several other countries. The Company’s focus is on adding high-margin oil and natural gas reserves at competitive finding and development costs and continuing to develop more efficient and effective ways of producing oil and gas. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil and NGLs, production volumes, the Company’s ability to find additional oil and gas reserves, as well as the cost of finding reserves and changes in the levels of costs and expenses required for continuing operations. Unless the context otherwise requires, the terms “Anadarko” or “Company” refer to Anadarko and its subsidiaries.

Selected Data

	2003	2002	2001
millions except per share amounts
Financial Results
Revenues	$5,122	$3,845	$4,718
Costs and expenses	2,914	2,435	5,081
Interest expense and other (income) expense	234	203	27
Income tax expense (benefit)	729	376	(214)
Net income (loss) available to common stockholders	$1,287	$825	$(188)
Earnings (loss) per share — diluted	$5.09	$3.21	$(0.75)
Operating Results
Annual sales volumes (MMBOE)	192	197	199
Worldwide reserve replacement (% of production)	196%	112%	221%
Worldwide finding cost ($/BOE)	$6.95	$10.52	$8.53
Total proved reserves (MMBOE)	2,513	2,328	2,305
Capital Resources and Liquidity
Capital expenditures	$2,792	$2,388	$3,316
Cash flow from operating activities	3,043	2,196	3,321
Total debt	5,058	5,471	5,050
Stockholders’ equity	$8,599	$6,972	$6,365
Debt capitalization ratio	37%	44%	44%

Financial Results

Net Income Anadarko’s net income available to common stockholders for 2003 totaled nearly $1.3 billion, or $5.09 per share (diluted), compared to net income available to common stockholders for 2002 of $825 million, or $3.21 per share (diluted). The increase in net income in 2003 is due primarily to significantly higher commodity prices, partially offset by higher costs and expenses. Anadarko had a net loss available to common stockholders in 2001 of $188 million or $0.75 per share (diluted). The net loss for 2001 included noncash charges of $2.5 billion ($1.6 billion after taxes) for impairments of the carrying value of oil and gas properties primarily in the United States, Canada and Argentina as a result of low natural gas and oil prices at the end of the third quarter of 2001. See Critical Accounting Policies and Estimates.

      In 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recorded in the period incurred and a corresponding increase in the carrying amount of the related long-lived asset. The related cumulative adjustment to net income was an increase of $47 million after income taxes, or $0.18 per share (diluted). The application of SFAS No. 143 did not have a material impact on the Company’s depreciation, depletion and amortization (DD&A) expense, net income or earnings per share in 2003. There was no impact on the Company’s cash flow as a result of adopting SFAS No. 143.
      In 2002, the Company discontinued the amortization of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Revenues

	2003	2002	2001
millions
Gas sales	$2,851	$1,828	$2,952
Oil and condensate sales	1,787	1,682	1,397
Natural gas liquids sales	365	222	256
Other sales	119	113	113

Total	$5,122	$3,845	$4,718

      Anadarko’s total revenues for 2003 increased $1.3 billion or 33% compared to 2002 due primarily to significantly higher commodity prices, partially offset by slightly lower sales volumes. Total revenues for 2002 were down $873 million or 19% compared to 2001 due primarily to a significant decrease in natural gas prices and decreases in natural gas volumes, partially offset by higher crude oil prices and volumes.

      Unrealized gains and losses on derivative instruments that do not meet the conditions to qualify for hedge accounting are recognized in gas sales and oil sales and are reflected in the average sales prices. In 2003, these amounts for prior periods were reclassified from other (income) expense to gas sales and oil sales. The amount of the reclassification was not significant and had no effect on net income or per share amounts.
      The impact of hedges and marketing activities resulted in lower realized prices of $0.27 per Mcf of gas and $1.42 per barrel of oil for 2003 compared to market prices, decreasing revenues $267 million. For 2002, the impact of hedges and marketing activities resulted in higher realized prices of $0.14 per Mcf of gas and lower realized prices of $0.32 per barrel of oil compared to market prices, resulting in a net increase to revenues of $62 million. For 2001, the impact of hedges and marketing activities resulted in higher realized prices of $0.26 per Mcf of gas and $0.64 per barrel of oil compared to market prices, increasing revenues $227 million.

Analysis of Sales Volumes

	2003	2002	2001

Barrels of Oil Equivalent (MMBOE)
United States	135	130	144
Canada	30	35	34
Algeria	19	24	8
Other International	8	8	13

Total	192	197	199

Barrels of Oil Equivalent per Day (MBOE/d)
United States	368	355	394
Canada	83	97	93
Algeria	52	65	22
Other International	22	22	37

Total	525	539	546

      During 2003, Anadarko sold 192 MMBOE, a decrease of 5 MMBOE or 3% compared to sales of 197 MMBOE in 2002. The decrease for 2003 was primarily due to lower volumes of 5 MMBOE from operations in Canada, related primarily to the divestiture of heavy oil properties in late 2002 and 5 MMBOE from operations in Algeria due primarily to the substantial completion of cost recovery, whereby Anadarko was reimbursed for previous exploration spending with additional barrels of oil production. These decreases were partially offset by higher volumes of 5 MMBOE from operations in the United States, primarily due to higher oil production in the western states as a result of the acquisition of Howell in late 2002. The Company’s sales volumes were down 2 MMBOE or 1% in 2002 compared to sales of 199 MMBOE in 2001. The decrease for 2002 was primarily due to lower volumes of 14 MMBOE due to operations in the United States, primarily offshore and in Texas and Louisiana, and 4 MMBOE related to the disposition of operations in Guatemala and Argentina in 2001. The decrease in volumes in the United States was primarily a result of natural production declines and a decrease in development drilling in late 2001 and early 2002 in response to lower commodity prices. These lower volumes were offset by an increase of 16 MMBOE in Algeria due to the expansion of production facilities.

      Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage volumes and mitigate the effect of price volatility, which is likely to continue in the future. See Derivative Instruments under Item 7a of this Form 10-K.

Natural Gas Sales Volumes and Average Prices

	2003	2002	2001

United States (Bcf)	503	507	573
MMcf/d	1,379	1,390	1,569
Price per Mcf	$4.36	$2.83	$4.23
Canada (Bcf)	140	135	121
MMcf/d	383	370	331
Price per Mcf	$4.71	$2.91	$4.38
Other International (Bcf)	—	—	1
MMcf/d	—	—	4
Price per Mcf	$—	$—	$1.22
Total (Bcf)	643	642	695
MMcf/d	1,762	1,760	1,904
Price per Mcf	$4.43	$2.85	$4.25

      Anadarko’s natural gas sales volumes for 2003 were essentially flat compared to 2002. An increase in natural gas sales volumes in Texas, Louisiana and Canada due to successful exploration and development activities was offset by a decrease in the Gulf of Mexico, as a result of temporary operational issues and natural production declines. The Company’s natural gas sales volumes in 2002 were down 53 Bcf or 8% compared to 2001. The decrease in 2002 was due primarily to lower volumes of 66 Bcf from operations within the United States, primarily offshore and in Texas, partially offset by higher volumes of 14 Bcf from operations in Canada primarily due to the Berkley acquisition in 2001. Production of natural gas is generally not directly affected by seasonal swings in demand. However, the Company may decide during periods of low commodity prices to decrease development activity, which can result in lower production volumes.

      The Company’s average realized natural gas price in 2003 increased 55% compared to 2002. Strong demand in North America due to colder weather and declining gas supply resulted in significantly higher gas prices. These higher prices were partially offset by commodity price hedges on 49% of natural gas sales volumes during 2003 that reduced the Company’s exposure to low prices and limited participation in higher prices. The Company’s average realized natural gas price in 2002 decreased 33% compared to 2001. The decrease in prices during 2002 was attributed to a severe decline in natural gas demand as a result of high prices in early 2001, followed by a national economic downturn and mild summer weather in 2001. As of December 31, 2003, the Company has hedged about 34% of its anticipated natural gas wellhead sales volumes for 2004. See Derivative Instruments under Item 7a of this Form 10-K.

Crude Oil and Condensate Sales Volumes and Average Prices

	2003	2002	2001

United States (MMBbls)	34	31	34
MBbls/d	93	85	93
Price per barrel	$26.16	$22.90	$23.08
Canada (MMBbls)	6	12	13
MBbls/d	17	33	35
Price per barrel	$27.33	$19.09	$18.18
Algeria (MMBbls)	19	24	8
MBbls/d	52	65	22
Price per barrel	$28.43	$24.38	$23.97
Other International (MMBbls)	8	8	13
MBbls/d	22	22	36
Price per barrel	$23.15	$19.92	$14.35
Total (MMBbls)	67	75	68
MBbls/d	184	205	186
Price per barrel	$26.55	$22.44	$20.56

      Anadarko’s crude oil and condensate sales volumes for 2003 decreased 8 MMBbls or 11% compared to 2002 due to lower volumes of 6 MMBbls in Canada and 5 MMBbls in Algeria, partially offset by higher volumes of 3 MMBbls in the United States. The lower Canada volumes are due largely to the sale of the Company’s heavy oil assets in late 2002. The lower Algeria volumes are due primarily to the substantial completion of cost recovery, whereby Anadarko was reimbursed for previous exploration spending with additional barrels of oil production. The higher volumes in the United States are primarily in the western states as a result of the Howell acquisition in late 2002.

      Crude oil and condensate sales volumes for 2002 increased 7 MMBbls or 10% compared to 2001. The increase was due primarily to higher volumes of 16 MMBbls from operations in Algeria primarily due to the expansion of production facilities and 2 MMBbls due to the acquisition of producing properties in Qatar in 2001. These higher volumes were partially offset by lower volumes of 4 MMBbls due to the sale of producing properties in Guatemala and Argentina in 2001, 3 MMBbls related to operations in the United States, primarily offshore, and 3 MMBbls in Venezuela primarily due to higher oil prices. Production of oil usually is not affected by seasonal swings in demand or in market prices.
      Anadarko’s average realized crude oil price in 2003 increased 18% compared to 2002. The higher crude oil prices during 2003 are attributed primarily to political unrest in the Middle East, the oil workers’ strike in Venezuela, low oil inventory levels and increased demand. These higher prices were partially offset by commodity price hedges on 38% of crude oil and condensate sales volumes during 2003 that reduced the Company’s exposure to low prices and limited participation in higher prices. The Company’s average realized crude oil price in 2002 increased 9% compared to 2001. The higher crude oil prices in 2002 were due primarily to continued uncertainty of the situation in the Middle East, the oil workers’ strike in Venezuela and a colder than normal winter late in 2002 that increased oil demand in the United States. As of December 31, 2003, the Company had hedged about 37% of its anticipated oil and condensate volumes for 2004.

Natural Gas Liquids Sales Volumes and Average Prices

	2003	2002	2001

Total (MMBbls)	17	15	15
MBbls/d	47	41	42
Price per barrel	$21.18	$14.80	$16.55

      The Company’s 2003 NGLs sales volumes increased 2 MMBbls or 13% compared to 2002 primarily due to additional natural gas volumes processed in central Texas. NGLs sales volumes in 2002 were essentially flat compared to 2001.

      During 2003, average NGLs prices increased 43% compared to 2002. The higher NGLs prices are attributed primarily to high natural gas prices in the United States during 2003. Natural gas prices generally serve as a minimum or “floor” for NGLs prices because NGLs production is highly dependent on the economics of processing the natural gas to extract NGLs. The 2002 average NGLs prices decreased 11% compared to 2001. High levels of NGLs inventories in the United States during the first half of 2002, coupled with lower demand for NGLs by the petrochemical industry, caused NGLs prices to decline.

Costs and Expenses

	2003	2002	2001
millions
Operating expenses
Direct operating	$630	$577	$553
Cost of product and transportation	198	170	216

Total operating expenses	828	747	769
Administrative and general	352	314	292
Depreciation, depletion and amortization	1,297	1,121	1,154
Other taxes	294	214	247
Impairments related to oil and gas properties	103	39	2,546
Restructuring costs	40	—	—
Amortization of goodwill	—	—	73

Total	$2,914	$2,435	$5,081

      During 2003, Anadarko’s costs and expenses increased $479 million or 20% compared to 2002 due to the following factors:

—	Operating expenses increased $81 million (11%) due to increases of $53 million in direct operating expenses and $28 million in cost of product and transportation expenses. The increase in direct operating expenses is due primarily to the acquisition of producing properties in the western states in late 2002 and the Gulf of Mexico in 2003, an increase in electricity, fuel and other lease expenses attributed to the effect of increased commodity prices and the impact of an increase in the Canadian exchange rate. These increases were partially offset by the effect of the sale of heavy oil properties in Canada in late 2002. The increase in cost of product and transportation expenses was due primarily to an increase in volumes of NGLs processed and higher transportation rates.
—	Administrative and general (A&G) expense increased $38 million (12%). A&G expense in 2003 included $24 million in benefits expenses and $8 million in salaries expenses related to executive transitions during 2003. Excluding executive transition expenses, A&G expense increased $17 million for the first six months of 2003 and decreased $11 million in the last half of 2003 as a result of the cost reduction plan implemented in July 2003.
—	DD&A expense increased $176 million (16%). DD&A increases include about $180 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool), $20 million due to asset retirement obligation accretion expense related to SFAS No. 143 and $8 million related to higher DD&A on general properties. These increases were partially offset by a $32 million decrease due to lower production volumes.
—	Other taxes increased $80 million (37%) due primarily to significantly higher commodity prices.
—	Impairments of oil and gas properties in 2003 are due to a $68 million ceiling test impairment for Qatar as a result of lower future production estimates and unsuccessful exploration activities as well as $35 million related to unsuccessful exploration activities in Australia ($19 million), Gabon ($7 million), Tunisia ($7 million), Angola ($1 million) and Kazakhstan ($1 million).
—	Restructuring costs of $40 million related to one-time charges for employee termination benefits, primarily severance payments, and other costs associated with the Company’s cost reduction plan.

      During 2002, Anadarko’s costs and expenses decreased $2.6 billion or 52% compared to 2001 due to the following factors:

—	Operating expenses decreased $22 million (3%) due to a decrease in cost of product and transportation expenses related primarily to a decrease in costs associated with processing NGLs, partially offset by an increase in direct operating expenses primarily related to the acquisition of producing properties in Qatar in the second half of 2001.
—	A&G expense increased $22 million (8%). An increase of $58 million due primarily to increases in benefits and salaries expenses associated with the Company’s workforce was partially offset by a $31 million decrease in merger related expenses and a $5 million decrease related to an adjustment to provisions for uncollectible accounts.
—	DD&A expense decreased $33 million (3%). About $180 million of the decrease is related to the DD&A rate reduction as a result of ceiling test impairments in the third quarter of 2001 and $13 million of the decrease is due to slightly lower production volumes. These decreases were partially offset by an increase of approximately $135 million due to increases in the DD&A rate resulting from higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool) and an increase of $25 million related to DD&A on general properties.
—	Other taxes decreased $33 million (13%). The decrease is primarily due to a $40 million decrease in production taxes as a result of lower commodity prices and slightly lower production volumes in 2002, partially offset by higher ad valorem taxes.
—	Impairments of oil and gas properties in 2002 related primarily to unsuccessful exploration activities in Congo ($16 million), Oman ($10 million), Australia ($7 million) and Tunisia ($5 million). Impairments in 2001 were primarily due to low oil and gas prices at the end of the third quarter of 2001, which resulted in ceiling test impairments for the United States ($1.7 billion), Canada ($808 million) and Argentina ($15 million).
—	Amortization of goodwill was discontinued in 2002 in accordance with SFAS No. 142.

Interest Expense and Other (Income) Expense

	2003	2002	2001
millions
Interest Expense
Gross interest expense	$374	$358	$301
Capitalized interest	(121)	(155)	(209)

Net interest expense	253	203	92

Other (Income) Expense
Foreign currency exchange	(19)	1	29
Firm transportation keep-whole contract valuation	(9)	(35)	(91)
Ineffectiveness of derivative financial instruments	9	18	(18)
Gas sales contracts — accretion of discount	7	11	14
Other	(7)	5	1

Total Other (Income) Expense	(19)	—	(65)

Total	$234	$203	$27

Interest Expense Anadarko’s gross interest expense has increased over the past three years due primarily to higher levels of borrowings for capital expenditures, including corporate and producing property acquisitions. Gross interest expense in 2003 increased 4% compared to 2002 primarily due to the expensing of debt issuance costs related to the Company redeeming the Zero Coupon Convertible Debentures due 2020 in 2003 and slightly higher interest rates caused by the redemption of the Zero Yield Puttable Contingent Debt Securities in 2002, which were put to the Company and replaced with higher rate debt. Gross interest expense in 2002 increased 19% compared to 2001 primarily due to higher average debt outstanding in 2002 primarily because of acquisitions in 2001 and slightly higher interest rates. See Capital Resources and Liquidity.

      In 2003, capitalized interest decreased by 22% compared to 2002. In 2002, capitalized interest decreased by 26% compared to 2001. These decreases were primarily due to a decrease in capitalized costs that qualify for interest capitalization. For additional information about the Company’s policies regarding costs excluded and capitalized interest see Critical Accounting Policies and Estimates — Costs Excluded and Capitalized Interest.

Other (Income) Expense During 2003, foreign exchange gains increased $20 million compared to 2002 due primarily to the impact of the strengthening Canadian dollar on the Company’s outstanding Canadian debt that is denominated in the United States dollar. Gains from the firm transportation keep-whole contract valuation decreased $26 million during 2003 primarily due to the effect of lower market values for firm transportation subject to the keep-whole agreement. During 2002, foreign exchange losses decreased $28 million compared to 2001 primarily due to the restructuring of Canadian debt and strengthening of the Canadian dollar. Gains from the firm transportation keep-whole contract valuation decreased $56 million during 2002 primarily due to the effect of lower market values for firm transportation subject to the keep-whole agreement. See Derivative Instruments and Foreign Currency Risk under Item 7a of this Form 10-K.

Income Tax Expense (Benefit)

	2003	2002	2001
millions
Income tax expense (benefit)	$775	$381	$(183)
Effect of change in Canadian income tax rate	(46)	(5)	(31)

Total	$729	$376	$(214)

      For 2003, income taxes increased $353 million compared to 2002. The increase was primarily due to the increase in earnings before income taxes, partially offset by a decrease in Canadian taxes due to a Canadian federal income tax rate reduction from 28% to 21% over a five year period beginning in 2003. Income taxes for 2002 increased $590 million compared to 2001. Income taxes for 2001 included a benefit of approximately $962 million related to the impairment of the carrying value of oil and gas properties in the United States, Canada and Argentina as a result of low natural gas and crude oil prices at the end of the third quarter of 2001. Excluding the effect of the impairment and related tax benefit in 2001, income taxes for 2002 decreased primarily due to the decrease in earnings before income taxes.

      The effective tax rate for 2003, 2002 and 2001 was 37%, 31% and 55%, respectively. The variances in the effective tax rate for 2003 and 2002 from the statutory rate of 35% were due primarily to income taxes related to foreign operations. The effective tax rate for 2001 was 35%, excluding the effect of the impairments and the related tax benefit.

Operating Results

      Anadarko focuses on growth and profitability. Reserve replacement is the key to growth and future profitability depends on the cost of finding oil and gas reserves, among other factors. Reserve growth can be achieved through successful exploration and development drilling, improved recovery or acquisition of producing properties.

Reserve Replacement Anadarko continues to be successful in replacing reserves. For the 22nd consecutive year, Anadarko more than replaced annual production volumes with proved reserves of natural gas, crude oil, condensate and NGLs. The following table shows the Company’s reserve replacement through all means, including extensions and discoveries, revisions, improved recovery and purchases or sales of proved reserves, as a percentage of production volumes. Reserve replacement percentages excluding acquisitions and divestitures represent reserve replacement achieved through drilling and development.

	Five-Year
	Average	2003	2002	2001

Worldwide
Reserve replacement	310%	196%	112%	221%
Reserve replacement excluding acquisitions and divestitures	164%	176%	87%	173%
Production (MMBOE)	150	192	196	201
United States
Reserve replacement	290%	232%	185%	161%
Reserve replacement excluding acquisitions and divestitures	168%	204%	137%	160%
Production (MMBOE)	107	135	130	144

      The Company’s worldwide reserve replacement excluding acquisitions and divestitures increased to 176% in 2003. This increase was primarily due to successful drilling in the U.S. and Canada. The decrease in 2002 compared to 2001 was partially due to a downward revision of 36 MMBOE in Venezuela due to increased prices. See Critical Accounting Policies and Estimates.

      Anadarko’s U.S. reserve replacement percentage excluding acquisitions and divestitures increased to 204% in 2003. The increase in 2003 was due primarily to successful drilling in east Texas and Louisiana and successful enhanced oil recovery projects in the western states. The Company’s U.S. reserve replacement for the five-year period 1999-2003 was 168% excluding acquisitions and divestitures. By comparison, the most recent published U.S. industry average (1998-2002) was 111% (Source: DOE). Anadarko’s U.S. reserve replacement performance for the same period of 1998-2002 was 179% of production, excluding acquisitions and divestitures. Industry data for 2003 is not yet available.

Cost of Finding Cost of finding represents the cost of proved reserves added through all means, including additions related to extensions and discoveries, revisions, improved recovery and purchases of proved reserves. The following table shows the Company’s cost of finding proved reserves of natural gas, crude oil, condensate and NGLs, stated on a BOE basis. Cost of finding excludes asset retirement costs and includes actual asset retirement expenditures.

	Five-Year
	Average	2003	2002	2001

Worldwide
Cost of finding	$7.65	$6.95	$10.52	$8.53
Cost of finding excluding acquisitions	$8.10	$7.47	$13.43	$8.75
United States
Cost of finding	$8.10	$6.26	$7.77	$9.60
Cost of finding excluding acquisitions	$8.04	$6.56	$8.83	$9.46

      Worldwide finding costs in 2003 decreased 34% compared to 2002. Worldwide finding costs in 2002 were higher than 2003 and 2001 due primarily to downward revisions of Venezuelan reserves primarily related to higher prices (see Critical Accounting Policies and Estimates) and large investments made in leases in the eastern Gulf of Mexico that had not yet been drilled.

      Cost of finding results in any one year can be misleading due to the long lead times associated with exploration and development. A better measure of cost of finding performance is over a five-year period. For the five-year period 1999-2003, Anadarko’s worldwide finding cost was $7.65 per BOE and its U.S. finding cost was $8.10 per BOE. For the previous five-year period 1998-2002, Anadarko’s worldwide finding cost was $7.24 per BOE and its U.S. finding cost was $7.78 per BOE. Excluding acquisitions, Anadarko’s worldwide and U.S. finding costs for the five-year period 1999-2003 were $8.10 per BOE and $8.04 per BOE, respectively. For the previous five-year period 1998-2002, the Company’s worldwide and U.S. finding costs excluding acquisitions were $7.23 per BOE and $7.44 per BOE, respectively.

Proved Reserves At the end of 2003, Anadarko’s proved reserves were 2.5 billion BOE compared to 2.3 billion BOE at year-end 2002 and 2001. Anadarko’s proved reserves have grown 22% over the past three years, primarily as a result of corporate acquisitions, successful exploration projects in the Gulf of Mexico and successful development programs in major domestic fields in core areas onshore and offshore and in Algeria.

      The Company’s proved natural gas reserves at year-end 2003 were 7.7 Tcf compared to 7.2 Tcf at year-end 2002 and 7.0 Tcf at year-end 2001. Anadarko’s proved gas reserves have increased 27% since year-end 2000, as a result of corporate acquisitions, continued development activity onshore in the U.S. and producing property acquisitions. Anadarko’s proved crude oil, condensate and NGLs reserves at year-end 2003 were 1.2 billion barrels compared to 1.1 billion barrels at year-end 2002 and 2001. Proved crude oil reserves have risen 17% over the last three years primarily due to corporate acquisitions, successful exploration projects in the Gulf of Mexico and successful development programs in major domestic fields in core areas onshore and offshore and in Algeria. Crude oil, condensate and NGLs comprise 49% of the Company’s proved reserves at year-end 2003, 2002 and 2001.
      At December 31, 2003, the present value (discounted at 10%) of future net revenues from Anadarko’s proved reserves was $27.8 billion, before income taxes, and $18.8 billion, after income taxes, (stated in accordance with the regulations of the SEC and the Financial Accounting Standards Board (FASB)). This present value was calculated based on prices at year-end held flat for the life of the reserves, adjusted for any contractual provisions. The after income taxes increase of $4.7 billion or 33% in 2003 compared to 2002 is primarily due to additions of proved reserves related to successful drilling and development and higher natural gas prices at year-end 2003. See Supplemental Information under Item 8 of this Form 10-K.
      The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko’s proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas.

Recent Developments The SEC obtained information from oil and gas companies operating offshore (including Anadarko) to assess the criteria being used by industry to determine proved reserves related to new field discoveries offshore. The SEC regulations allow companies to recognize proved reserves if economic producibility is supported by either an actual production test (flow test) or conclusive formation testing. In the absence of a production test, compelling technical data must exist to recognize proved reserves related to the initial discovery of a field. In deepwater environments where production tests are extremely expensive, the industry has increasingly depended on advanced technical testing to support economic producibility.

      Anadarko has recorded proved reserves related to the initial discovery of four offshore fields based on conclusive formation tests rather than actual production tests. As of December 31, 2003, these proved reserves amounted to 143 MMBOE or less than 6% of Anadarko’s total worldwide proved reserves. A significant portion of these reserves are located at Marco Polo, a deepwater field at Green Canyon Block 608 scheduled for first production in mid-2004. The Company is currently developing three other fields (K2, K2 North and Tarantula) and expects production from these fields to commence in 2005. When production commences, the issue of economic producibility is resolved. Anadarko believes these reserves are properly classified.
      Anadarko is unable to predict the likely outcome of the SEC’s staff review of this industry practice. The issue is not expected to have a material impact on the Company’s proved reserves or financial results; however, if the issue is not favorably resolved, Anadarko may be required to revise its proved reserve estimates, which would affect Anadarko’s finding costs per barrel, reserve replacement ratios and DD&A expense, until flow tests are conducted or production commences.

Drilling Activity During 2003, Anadarko participated in a total of 1,069 gross wells, including 707 gas wells, 299 oil wells and 63 dry holes. This compares to 949 gross wells (686 gas wells, 217 oil wells and 46 dry holes) in 2002 and 1,420 gross wells (970 gas wells, 375 oil wells and 75 dry holes) in 2001. The increase in activity during 2003 reflects the Company’s increase in spending for development drilling in response to higher commodity prices in 2003. The decrease in activity during 2002 reflects the Company’s reduced spending for development drilling in response to lower commodity prices in late 2001 and early 2002.

      The Company’s 2003 exploration and development drilling program is discussed in Oil and Gas Properties and Activities under Item 1 of this Form 10-K.

Drilling Program Activity

	Gas	Oil	Dry	Total

2003 Exploratory
Gross	87	22	38	147
Net	71.0	18.3	27.3	116.6
2003 Development
Gross	620	277	25	922
Net	454.3	189.0	21.2	664.5
2002 Exploratory
Gross	58	24	32	114
Net	45.2	19.9	25.3	90.4
2002 Development
Gross	628	193	14	835
Net	444.2	147.6	10.7	602.5

Gross: total wells in which there was participation.

Net: working interest ownership.

Acquisitions and Divestitures The Company’s strategy includes an asset acquisition and divestiture program. In 2003, Anadarko acquired approximately 54 MMBOE of proved reserves, located primarily in the United States. In 2002, Anadarko acquired approximately 87 MMBOE of proved reserves, including 74 MMBOE located in the United States primarily from the Howell acquisition (64 MMBOE) and 13 MMBOE located in Qatar. In 2001, the Company acquired approximately 157 MMBOE of proved reserves, located in: Canada, primarily from the Berkley acquisition (99 MMBOE); Qatar and Oman from the Gulfstream Resources Canada Limited acquisition (57 MMBOE); and the United States (1 MMBOE). Excluding corporate acquisitions, during 2001-2003, Anadarko acquired through purchases and trades 78 MMBOE of proved reserves for $326 million. During the same time period, the Company sold properties, either as a strategic exit from a certain area or asset rationalization in existing core areas, of 113 MMBOE with proceeds totaling $516 million. In 2004, the Company will continue to consider dispositions of certain producing properties in non-core areas.

Marketing Strategies

Overview The Company’s sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale. Therefore, even though the Company sells significant volumes to major purchasers, the Company believes other purchasers would be willing to buy the Company’s natural gas, crude oil, condensate and NGLs at comparable market prices. The Company’s marketing department actively manages sales of its oil and gas. The Company markets its production to customers at competitive prices, maximizing realized prices while managing credit exposure. The market knowledge gained through the marketing effort is valuable to the corporate decision making process.

      The Company may also engage in trading activities for the purpose of generating profits from exposure to changes in market prices of gas, oil, condensate and NGLs. However, the Company does not engage in market-making practices nor does it trade in any non-energy-related commodities. The Company’s trading risk position, typically, is a net short position that is offset by the Company’s natural long position as a producer. Essentially all of the Company’s trading transactions have a term of less than one year and most are less than three months. See Derivative Instruments under Item 7a of this Form 10-K.
      Since 2002, all segments of the energy market have experienced increased scrutiny of their financial condition, liquidity and credit. This has been reflected in rating agency credit downgrades of many merchant energy trading companies. In 2003, Anadarko has not experienced any material financial losses associated with credit deterioration of third-party gas purchasers; however, in certain situations the Company has declined to transact with some counterparties and changed its sales terms to require some counterparties to pay in advance or post letters of credit for purchases.

Natural Gas Natural gas continues to supply a significant portion of North America’s energy needs and the Company believes the importance of natural gas in meeting this energy need will continue. The tightening of the natural gas supply and demand fundamentals has resulted in extremely volatile natural gas prices, which is expected to continue.

Anadarko markets its equity natural gas production to maximize the commodity value and reduce the inherent risks of the physical commodity markets. Anadarko Energy Services Company (AES), a wholly owned subsidiary of Anadarko, is a marketing company offering supply assurance, competitive pricing, risk management services and other services tailored to its customers’ needs. The Company also purchases natural gas physical volumes for resale primarily from partners and producers near Anadarko’s production. These purchases allow the Company to aggregate larger volumes of gas and attract larger, creditworthy customers, which in turn enhances the value of the Company’s production. The Company sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. The Company has the marketing capability to move large volumes of gas into and out of the “daily” gas market to take advantage of any price volatility. Included in this strategy is the use of leased natural gas storage facilities and various derivative instruments.
      In 2003, 2002 and 2001, approximately 35%, 39% and 31%, respectively, of the Company’s gas production was sold under long-term contracts to Duke Energy (Duke). These sales represent 22%, 18% and 27%, respectively, of total revenues in 2003, 2002 and 2001. Most of these contracts have expired or will expire at the end of the first quarter of 2004. The Company expects to integrate the marketing of the natural gas previously sold to Duke into its current marketing operations and sell it to various purchasers under short-term agreements at market prices. Volumes sold to Duke under the long-term contracts were at market prices.
      A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within the gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke. Most of these agreements were transferred to Duke in the GPM disposition. One agreement was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company’s natural gas. As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract’s expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the Duke keep-whole agreement to potential decreases in future transportation market values. While derivatives are intended to reduce the Company’s exposure to declines in the market value of firm transportation, they also limit the potential to benefit from increases in the market value of firm transportation.
      The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the New York Mercantile Exchange (NYMEX) gas futures contract price. Management believes that natural gas basis price quotes beyond the next twelve months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical natural gas basis prices, discounted at 10% per year. Management also periodically evaluates the supply and demand factors (such as expected drilling activity, anticipated pipeline construction projects, expected changes in demand at pipeline delivery points, etc.) that may impact the future market value of the firm transportation capacity to determine if the estimated fair value should be adjusted.

Crude Oil, Condensate and NGLs Anadarko’s crude oil, condensate and NGLs revenues are derived from production in the U.S., Canada, Algeria and other international areas. Most of the Company’s U.S. crude oil and NGLs production is sold under 30-day “evergreen” contracts with prices based on marketing indices and adjusted for location, quality and transportation. Most of the Company’s Canadian oil production is sold on a term basis of one year or greater. Oil from Algeria and other international areas is sold by tanker as Saharan Blend to customers primarily in the Mediterranean area. Saharan Blend is a high quality crude that provides refiners with large quantities of premium products like high quality jet and diesel fuel. The Company also purchases and sells third-party produced crude oil, condensate and NGLs in the Company’s domestic and international market areas. Included in this strategy is the use of various derivative instruments.

Gas Gathering Systems and Processing Anadarko’s investment in gas gathering operations allows the Company to better manage its gas production, improve ultimate recovery of reserves, enhance the value of gas production and expand marketing opportunities. The Company has invested about $175 million to build or acquire gas gathering systems over the last five years. The vast majority of the gas flowing through these systems is from Anadarko operated wells.

      The Company processes gas at various third-party plants under agreements generally structured to provide for the extraction of NGLs in efficient plants with flexible commitments. Anadarko also processes gas and has interests in three

Company-operated plants and three non-operated plants. Anadarko’s strategy to aggregate gas through Company-owned and third-party gathering systems allows Anadarko to secure processing arrangements in each of the regions where the Company has significant production.

Capital Resources and Liquidity

General Anadarko’s cash flow from operating activities in 2003 was $3.0 billion compared to $2.2 billion in 2002 and $3.3 billion in 2001. The increase in 2003 cash flow is attributed primarily to the significant increase in commodity prices. The decrease in 2002 cash flow compared to 2001 is attributed to significantly lower natural gas prices. Fluctuations in commodity prices have been the primary reason for the Company’s short-term changes in cash flow from operating activities. Sales volume changes can also impact cash flow in the short-term, but have not been as volatile as commodity prices in the past. Anadarko holds derivative instruments to help manage commodity price risk. Anadarko’s long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations. The Company’s goals include continuing to find high-margin oil and gas reserves at competitive prices, managing commodity price risk and keeping operating costs at efficient levels.

      In July 2003, Anadarko implemented a cost reduction plan that eliminated more than $100 million of overhead costs from the Company’s annual cost structure, which included cuts in personnel and corporate expenses. This cost reduction plan lowered costs and expenses by $60 million and capitalized overhead costs by $40 million. Restructuring costs associated with this plan are approximately $41 million and charged to income as specific liabilities are incurred. Restructuring costs of $40 million were expensed during 2003. These relate to one-time employee termination benefits ($29 million), contract termination costs ($3 million) and other costs ($8 million). The remaining restructuring costs are expected to be paid and expensed in 2004. For additional information on restructuring costs see Note 15 — Restructuring Costs of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Debt At year-end 2003, Anadarko’s total debt was $5.1 billion compared to total debt of $5.5 billion at year-end 2002, a decrease of about $400 million. This compares to $5.1 billion at year-end 2001. The decrease in debt during 2003 was related primarily to repaying debt that was incurred as a result of the Howell acquisition in late 2002 and repaying Notes that matured in 2003.

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
      In February 2002, the Company issued $650 million principal amount of 5 3/8% Notes due 2007. In March 2002, the Company issued $400 million principal amount of 6 1/8% Notes due 2012. The net proceeds from these issuances were used to reduce floating rate debt and to fund the ZYP-CODES put to the Company for repayment in March 2002.
      In April 2002, Anadarko filed a shelf registration statement with the SEC that permits the issuance of up to $1 billion in debt securities, preferred stock, preferred securities, depositary shares, common stock, warrants, purchase contracts and purchase units. Net proceeds, terms and pricing of the offerings of securities issued under the shelf registration statement will be determined at the time of the offerings. After giving effect to the securities issuances described below, the Company may issue, subject to market conditions, up to $350 million in additional securities under this registration statement.
      In September 2002, Anadarko issued $300 million principal amount of 5% Notes due 2012. The net proceeds from the issuance were used to reduce floating rate debt. These notes were issued under the shelf registration statement filed in April 2002.
      In April 2003, Anadarko redeemed for cash its callable Zero Coupon Convertible Debentures due 2020. Anadarko funded the $384 million redemption with available credit facilities that carried a lower effective interest rate. Anadarko paid $556.46 per debenture, reflecting the issue price plus accrued interest at 3.5%.
      In May 2003, the Company issued $350 million principal amount of 3.25% Notes due 2008. The net proceeds from this issuance were used to reduce floating rate debt that was incurred in April 2003 to redeem the Zero Coupon Convertible Debentures due 2020. These notes were issued under the shelf registration statement filed in April 2002.
      For additional information on the Company’s debt instruments, such as years of maturity and interest rates, see Note 8 — Debt of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Capital Expenditures The Company funded its capital investment programs in 2003, 2002 and 2001 primarily through cash flow, plus increases in long-term debt and proceeds from property sales. The following table shows the Company’s capital expenditures by category.

	2003	2002	2001
millions
Development	$1,566	$1,079	$1,641
Exploration	518	631	846
Acquisitions of oil and gas properties	327	249	198
Gathering and other	73	78	244
Capitalized interest and internal costs related to exploration and development costs	308	351	387

Total *	$2,792	$2,388	$3,316

*	Excludes corporate acquisitions. Excludes asset retirement costs and includes actual asset retirement expenditures, which is consistent with prior years.

      Anadarko’s total capital spending in 2003 was $2.8 billion, a 17% increase compared to 2002. The increase from 2002 represents a $487 million increase in development spending and a $30 million increase in other spending, partially offset by a $113 million decrease in exploration spending. The increase in development spending and the decrease in exploration spending reflect the Company’s decision to direct capital to the areas that have shown the best performance and rate of return, primarily the Lower 48 states, during periods of higher prices.

      Anadarko’s total capital spending in 2002 was $2.4 billion, a 28% decrease compared to 2001. The decrease from 2001 represents a $562 million decrease in development spending, a $215 million decrease in exploration spending and a $151 million decrease in other spending. The decrease in spending for development activities reflects the Company’s decision to focus on increasing its inventory of drilling prospects by identifying new reserves through exploration, rather than growing production through development during the down cycle in energy prices in early 2002.

Dividends In 2003, Anadarko paid $109 million in dividends to its common stockholders (10 cents per share in the first, second and third quarters and 14 cents per share in the fourth quarter). In 2002, Anadarko paid $80 million in dividends to its common stockholders (7.5 cents per share in the first, second and third quarters and 10 cents per share in the fourth quarter). The dividend amount in 2001 was $57 million (5 cents per share in the first, second and third quarters and 7.5 cents per share in the fourth quarter). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986.

      The Company’s credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. As of December 31, 2003, Anadarko’s capitalization ratio was 37% debt. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at December 31, 2003. The amount of future common stock dividends will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.
      In 2003, 2002 and 2001, the Company also paid $5 million, $6 million and $7 million, respectively, in preferred stock dividends. In 2004, preferred stock dividends are expected to be $5 million.

Outlook The Company’s 2004 capital expenditure budget has been set between $2.6 billion and $2.9 billion. Anadarko has allocated $2.3 billion to $2.6 billion for worldwide exploration and development. Approximately 80% will be designated for development and about 20% for exploration. The primary focus of the 2004 budget is to direct capital to the areas that have shown the best performance and rate of return. Anadarko made a number of significant discoveries in 2003 and a top priority in 2004 will be to delineate and develop those discoveries. In addition, the Company plans to carry out a focused exploration program in North America, North Africa and the Middle East. Anadarko’s overall plan includes about $300 million for capitalized interest and overhead. In conjunction with the cost reduction plan, the Company evaluated the allocation of capital resources to international exploration for 2004. While Management sees an important place for international projects within its portfolio, Anadarko has narrowed the list of international projects in order to better focus its efforts. As a result, the Company expects to work toward divesting its non-core assets in Egypt, Australia and Oman during 2004.

      Net cash flow from operations in 2004 is expected to be in the same range as capital spending and additional borrowings are not anticipated in 2004. The Company’s initial capital budget for 2004 is based on estimates of cash flow from operations using prices below January 2004 NYMEX levels. The Company intends to adjust capital expenditures to reflect changes in its cash flow from operations. If higher prices are realized, the Company may expand the drilling program, make targeted acquisitions or further reduce net debt. If commodity prices significantly decrease, the Company may curtail capital spending projects, as well as delay or defer drilling wells in certain areas because of lower cash flows.
      The Company has had a stock buyback program to purchase up to $1 billion in shares of Anadarko common stock since 2001. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. The Company did not purchase any shares under this program in 2003. To date, the Company has repurchased $166 million of its common stock under this program. No stock purchases have been budgeted for 2004.
      Both exchange and over-the-counter traded financial derivative instruments are subject to margin deposit requirements. Margin deposits are required of the Company whenever its unrealized losses with a counterparty exceed predetermined credit limits. Given the Company’s sizable hedge position and price volatility, the Company may be required from time to time to advance cash to its counterparties in order to satisfy these margin deposit requirements. During 2003, the Company’s margin deposit requirements have ranged from zero to $125 million. The Company did not have any margin deposits outstanding at December 31, 2003.
      Anadarko believes that operating cash flow and existing or available credit facilities will be adequate to meet its capital and operating requirements for 2004. The Company funds its day-to-day operating expenses and capital expenditures from operating cash flows, supplemented as needed by short-term borrowings under commercial paper, money market loans or credit facility borrowings. To facilitate such borrowings, the Company has in place a $750 million committed credit facility, which is supplemented by various noncommitted credit lines that may be offered by certain banks from time to time at then-quoted rates. As of December 31, 2003, Anadarko had no outstanding borrowings under its credit facility. It is the Company’s policy to limit commercial paper borrowing to levels that are fully back-stopped by unused balances from its committed credit facilities. The Company may choose to refinance certain portions of these short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may file shelf registrations in advance with the SEC.
      The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property sales and additional borrowing, to secure other funds for additional capital expenditures. At this time, Anadarko has no plans to issue common stock other than through its Dividend Reinvestment and Stock Purchase Plan, the Executives and Directors Benefits Trust, the exercise of stock options, the issuance of restricted stock or the Company’s Employee Savings Plan and Employee Stock Ownership Plan equity funded contributions. See Regulatory Matters and Additional Factors Affecting Business for additional information.

Obligations and Commitments

      Following is a summary of the Company’s future payments on obligations as of December 31, 2003:

	Obligations by Period

		2-3	4-5	Later
	1 Year	Years	Years	Years	Total
millions
Total debt*	$—	$462	$1,127	$3,613	$5,202
Operating leases	57	120	118	103	398
Transportation and storage	41	37	37	108	223
Oil and gas activities	—	87	—	—	87

*	Holders of the ZYP-CODES due 2021 may put the remaining $30 million principal amount of the ZYP-CODES to the Company in 2004. This debt instrument has been reflected in the table above.

Operating Leases During 2003, the Company’s two corporate office buildings located in The Woodlands, Texas, were acquired by a wholly-owned subsidiary of a major financial institution from the special purpose entities that had leased the buildings to the Company. The original leases were amended and restated, and, other than the extension of the period of the lease, the terms of the replacement lease between the Company and the real estate development company were essentially unchanged. The total amount funded under the new lease was approximately $214 million. The table above includes lease payment obligations related to this lease under operating leases.

      In 2002, the Company entered into an agreement under which a floating production platform for its Marco Polo discovery in Green Canyon Block 608 of the Gulf of Mexico will be installed. The agreement requires a monthly demand charge of slightly over $2 million for five years and a processing fee based upon production throughput. Anadarko’s commitment to begin payments for the monthly demand charges is incurred upon mechanical completion, which is expected in 2004. The table above includes the payment obligations related to the monthly demand charge for this agreement in operating leases. For additional information see Note 19 — Commitments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Oil and Gas Activities As is common in the oil and gas industry, Anadarko has various contractual commitments pertaining to exploration, development and production activities. The Company has work related commitments for, among other things, drilling wells, obtaining and processing seismic and fulfilling rig commitments. The above table includes drilling and work related commitments of $87 million, comprised of $47 million in Canada, $18 million in Algeria and $22 million in other international locations, that are not included in the 2004 budget.

Marketing and Trading Contracts The following tables provide additional information regarding the Company’s marketing and trading portfolio of physical and derivative contracts and the firm transportation keep-whole agreement and related derivatives as of December 31, 2003. The Company records income or loss on these activities using the mark-to-market accounting method. See Critical Accounting Policies and Estimates for an explanation of how the fair value for derivatives are calculated.

		Firm
	Marketing	Transportation
	and Trading	Keep-whole	Total
millions
Fair value of contracts outstanding as of December 31, 2002 – assets (liabilities)	$(5)	$(73)	$(78)
Contracts realized or otherwise settled during 2003	(2)	(12)	(14)
Fair value of new contracts when entered into during 2003	2	—	2
Other changes in fair value	11	9	20

Fair value of contracts outstanding as of December 31, 2003 – assets (liabilities)	$6	$(76)	$(70)

	Fair Value of Contracts as of December 31, 2003

	Maturity			Maturity
	less than	Maturity	Maturity	in excess
Assets (Liabilities)	1 Year	1-3 Years	4-5 Years	of 5 Years	Total
millions
Marketing and Trading
Prices actively quoted	$3	$2	$1	$—	$6
Prices based on models and other valuation methods	—	—	—	—	—
Firm Transportation Keep-whole
Prices actively quoted	$(27)	$—	$—	$—	$(27)
Prices based on models and other valuation methods	—	(32)	(16)	(1)	(49)
Total
Prices actively quoted	$(24)	$2	$1	$—	$(21)
Prices based on models and other valuation methods	—	(32)	(16)	(1)	(49)

Other In 2003, the Company made contributions of $61 million to its funded pension plans, $5 million to its unfunded pension plans and $9 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are made to fund current period benefit payments. In 2004, the Company expects to contribute between $73 million and $78 million to its funded pension plans, $24 million to its unfunded pension plans and $9 million to its unfunded other postretirement benefit plans. Future contributions to funded pension plans will be affected by actuarial assumptions, market performance and individual year funding decisions. The Company is unable to accurately predict what contribution levels will be required beyond 2004 for the funded pension plans; however, they are expected to be at levels lower than those made in 2003. The Company expects future payments for other postretirement benefit plans to continue at slightly increasing levels above those made in 2003.
      Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of December 31, 2003, the Company’s balance sheet included a $38 million liability for remediation and reclamation obligations, most of which were incurred by companies that Anadarko has acquired. The Company continually monitors the liability recorded and the remediation and reclamation process, and believes the amount recorded is appropriate. For additional information see Environmental and Safety under Regulatory Matters and Additional Factors Affecting Business under Item 7 of this Form 10-K.

      For additional information on contracts, obligations and arrangements the Company enters into from time to time see Note 3 — Asset Retirement Obligations, Note 8 — Debt, Note 9 — Financial Instruments, Note 20 — Pension Plans, Other Postretirement Benefits and Employee Savings Plans and Note 21 — Contingencies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates

Financial Statements and Use of Estimates In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to litigation, environmental liabilities, income taxes and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Properties and Equipment The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Effective with the adoption of SFAS No. 143 in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher DD&A rates compared to the successful efforts method of accounting for oil and gas properties.

      The sum of net capitalized costs and estimated future development costs of oil and gas properties and mineral investments are amortized using the unit-of-production method. All other properties are stated at original cost and depreciated on the straight-line basis over the useful life of the assets, which ranges from three to 40 years.

Proved Reserves Proved oil and gas reserves, as defined by SEC Regulation S-X Rule 4-10(a) (2i), (2ii), (2iii), (3) and (4), are the estimated quantities of crude oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

      The Company’s estimates of proved reserves are made using all available geological and reservoir data as well as production performance data. These estimates, made by the Company’s engineers, are reviewed annually and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits sooner. A material change in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements.
      Under the terms of Anadarko’s risk service contract with the national oil company of Venezuela, Anadarko earns a fee that is translated into barrels of oil based on current prices (economic interest method). This means that higher oil prices reduce the Company’s reported production volumes and reserves from that project and lower oil prices increase reported production volumes and reserves. Production volume and reserve changes due to the prices used to determine the Company’s economic interest have no impact on the value of the project.

Costs Excluded Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. Anadarko excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the DD&A pool) or a charge is made against earnings for those international operations where a reserve base has not yet been established. Impairments transferred to the DD&A pool increase the DD&A rate for that country. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information. Costs excluded for oil and gas properties are generally classified and evaluated as significant or individually insignificant properties.

      Significant properties, comprised primarily of costs associated with domestic offshore blocks, Alaska, the Land Grant and other international areas, are individually evaluated each quarter by the Company’s exploration and engineering staff. Nonproducing leases are evaluated based on the progress of the Company’s exploration program to date. Exploration costs are transferred to the DD&A pool upon completion of drilling individual wells. The Company has a 10 to 15 year exploration and evaluation program for the Land Grant acreage. Costs are transferred accordingly to the DD&A pool over the length of the program. The Land Grant’s mineral interests (both working and royalty interests) are owned by the Company in perpetuity. All other significant properties are evaluated over a five- to ten- year period, depending on the lease term.
      Insignificant properties are comprised primarily of costs associated with onshore properties in the United States and Canada. Nonproducing leases are transferred to the DD&A pool over a three- to five- year period based on the average lease term. Exploration costs are transferred to the DD&A pool upon completion of evaluation.

Capitalized Interest SFAS No. 34, “Capitalization of Interest Cost,” provides standards for the capitalization of interest cost as part of the historical cost of acquiring assets. Under FASB Interpretation (FIN) No. 33 “Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method,” costs of investments in unproved properties and major development projects, on which DD&A expense is not currently taken and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt by the amount of qualifying costs excluded. Capitalized interest cannot exceed gross interest expense. As costs excluded are transferred to the DD&A pool, the associated capitalized interest is also transferred to the DD&A pool.

Ceiling Test Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed on a country-by-country basis. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, including the effect of cash flow hedges. This ceiling is compared to the net book value of the oil and gas properties reduced by any related net deferred income tax liability and asset retirement obligation. If the net book value reduced by the related deferred income taxes and asset retirement obligation exceeds the ceiling, an impairment or noncash writedown is required. A ceiling test impairment can give Anadarko a significant loss for a particular period; however, future DD&A expense would be reduced.

Derivative Instruments Anadarko holds derivative instruments for its energy marketing and trading business and to manage foreign currency risk and commodity price risk associated with its equity oil and gas production and the firm transportation keep-whole agreement. Anadarko accounts for its derivative instruments under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under this statement, all derivatives other than those that meet the normal purchases and sales exception are carried on the balance sheet at fair value.

      Accounting for unrealized gains and losses related to derivatives used to manage foreign currency risk and commodity price risk associated with equity oil and gas production is dependent on whether the derivative instruments have been designated and qualify as part of a hedging relationship. Derivative instruments may be designated as a hedge of exposure to changes in fair values, cash flows or foreign currencies, if certain conditions are met. If the hedged exposure is to changes in fair value, the unrealized gains and losses on the derivative instrument, as well as the associated losses and gains on the hedged item, are recognized currently in earnings. If the hedged exposure is a cash flow exposure, the effective portion of the unrealized gains and losses on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into revenues in the same period during which the hedged transaction affects earnings. The ineffective portion of the gains and losses from the derivative instrument, if any, is recognized currently in other (income) expense. Hedge ineffectiveness is that portion of the fair value change of the hedge that exceeds the fair value change of the hedged item. In those instances where it is probable that a forecasted transaction subject to a cash flow hedge will not occur, the unrealized gain or loss is reclassified from accumulated other comprehensive income to revenues in the current period. Unrealized gains and losses on foreign currency hedges are recorded on the basis of whether the hedge is a fair value or cash flow hedge. Unrealized gains and losses on derivative instruments that do not qualify for hedge accounting are recognized currently in revenues.
      Derivative instruments, including both physical delivery and financially settled purchase and sale contracts, used in the Company’s energy marketing and trading activities and the firm transportation keep-whole agreement are accounted for under the mark-to-market accounting method. Under this method, fair value changes are recognized currently in earnings. The marketing and trading margin related to equity production is recorded to gas and oil sales. The non-equity portion of the margin is recorded to other sales. Gains and losses related to the firm transportation keep-whole agreement are recorded to other (income) expense.
      Anadarko formally documents the relationship of each hedge to a hedged item including the risk management objective and strategy for undertaking the hedge. Each hedge is also routinely assessed for effectiveness.
      The Company’s derivative instruments are generally either exchange traded or valued by reference to a commodity that is traded in a liquid market. Valuation is determined by reference to readily available public data. Option valuations are based on the Black-Scholes option pricing model and verified against third-party quotations. The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price quotes beyond the next twelve months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical natural gas basis prices, discounted at 10% per year. Management also periodically evaluates the supply and demand factors (such as expected drilling activity, anticipated pipeline construction projects, expected changes in demand at pipeline delivery points, etc.) that may impact the future market value of the firm transportation capacity to determine if the estimated fair value should be adjusted.

Recent Accounting Developments

      The Emerging Issues Task Force (EITF) is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, “Whether Mineral Rights Are Tangible or Intangible Assets,” is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, “Business Combinations.” Issue No. 03-S, “Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies,” is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142.

      Anadarko classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. If the EITF determines that oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, the Company estimates that $1.1 billion and $845 million would be reclassified from properties and equipment to intangible assets on its consolidated balance sheets as of December 31, 2003 and 2002, respectively. These amounts represent oil and gas mineral rights acquired after June 2001 through the end of the respective periods. These amounts are net of accumulated DD&A. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

Regulatory Matters and Additional Factors Affecting Business

Forward Looking Statements The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed below and elsewhere in this Form 10-K and in the Company’s other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward looking statements.

Commodity Pricing and Demand Crude oil prices continue to be affected by political developments worldwide, pricing decisions and production quotas of OPEC and the volatile trading patterns in the commodity futures markets. In addition, in OPEC countries in which Anadarko has production such as Algeria, Venezuela and Qatar, when the world oil market is weak, the Company may be subject to periods of decreased production due to government mandated cutbacks. Natural gas prices also continue to be highly volatile. In periods of sharply lower commodity prices, the Company may curtail production and capital spending projects, as well as delay or defer drilling wells in certain areas because of lower cash flows. Changes in crude oil and natural gas prices can impact the Company’s determination of proved reserves and the Company’s calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand for oil and gas in the U.S. and worldwide may affect the Company’s level of production.

      Under the full cost method of accounting, a noncash charge to earnings related to the carrying value of the Company’s oil and gas properties on a country-by-country basis may be required when prices are low. Whether the Company will be required to take such a charge depends on the prices for crude oil and natural gas at the end of any quarter, as well as the effect of both capital expenditures and changes to proved reserves during that quarter. While this noncash charge can give Anadarko a significant reported loss for the period, future expenses for DD&A will be reduced.

Environmental and Safety The Company’s oil and gas operations and properties are subject to numerous federal, state and local laws and regulations relating to environmental protection from the time oil and gas projects commence until abandonment. These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, offshore oil and gas operations, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for the Company’s failure to comply with them or for any contamination resulting from the Company’s operations.

      Anadarko takes the issue of environmental stewardship very seriously and works diligently to comply with applicable environmental and safety rules and regulations. Compliance with such laws and regulations has not had a material effect on the Company’s operations or financial condition in the past. However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on the Company’s operations or financial condition.
      For a description of certain environmental proceedings in which the Company is involved, see Note 21 — Contingencies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Exploration and Operating Risks The Company’s business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas, including blowouts, cratering and fire, any of which could result in damage to, or destruction of, oil and gas wells or formations or production facilities and other property and injury to persons.

      As protection against financial loss resulting from these operating hazards, the Company maintains insurance coverage, including certain physical damage, employer’s liability, comprehensive general liability and worker’s compensation insurance. Although Anadarko is not insured against all risks in all aspects of its business, such as political risk, business interruption risk and risk of major terrorist attacks, the Company believes that the coverage it maintains is customary for companies engaged in similar operations. The occurrence of a significant event against which the Company is not fully insured could have a material adverse effect on the Company’s financial position.

Development Risks The Company is involved in several large development projects. Key factors that may affect the timing and outcome of such projects include: project approvals by joint venture partners; timely issuance of permits and licenses by governmental agencies; manufacturing and delivery schedules of critical equipment; and commercial arrangements for pipelines and related equipment to transport and market hydrocarbons. In large development projects, these uncertainties are usually resolved, but delays and differences between estimated and actual timing of critical events are commonplace and may, therefore, affect the forward looking statements related to large development projects.

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

Foreign Operations Risk The Company’s operations in areas outside the U.S. are subject to various risks inherent in foreign operations. These risks may include, among other things, loss of revenue, property and equipment as a result of hazards such as expropriation, war, insurrection and other political risks, increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies, currency restrictions and exchange rate fluctuations and other uncertainties arising out of foreign government sovereignty over the Company’s international operations. The Company’s international operations may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation. To date, the Company’s international operations have not been materially affected by these risks.

Competition The oil and gas business is highly competitive in the search for and acquisition of reserves and in the gathering and marketing of oil and gas production. The Company’s competitors include major oil and gas companies, independent oil and gas companies, individual producers, gas marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. Some of the Company’s competitors may have greater and more diverse resources upon which to draw than does Anadarko. If the Company is not successful in its competition for oil and gas reserves or in its marketing of production, the Company’s financial condition and results of operations may be adversely affected.

Other Regulatory agencies in certain states and countries have authority to issue permits for seismic exploration and the drilling of wells, regulate well spacing, prevent the waste of oil and gas resources through proration and regulate environmental matters.

      Operations conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Additionally, certain operations must be conducted pursuant to appropriate permits issued by the Bureau of Land Management and the Minerals Management Service of the U.S. Department of the Interior. In addition to the standard permit process, federal leases and most international concessions require a complete environmental impact assessment prior to authorizing an exploration or development plan. Any significant increase in costs associated with regulatory compliance or restrictions imposed on the Company’s operations by regulation may adversely affect the Company’s financial condition and results of operations.

Legal Proceedings

General The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at a refinery in Corpus Christi, Texas, which a company Anadarko acquired by merger in 2000 sold in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

      For a description of certain legal proceedings in which the Company is involved, see Legal Proceedings under Item 3 of this Form 10-K.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments Anadarko’s derivative instruments currently are comprised of futures, swaps and options contracts. The volume of derivative instruments utilized by the Company to hedge its market price risk and in its energy trading operation can vary during the year within the boundaries of its established risk management policy guidelines. For information regarding the Company’s accounting policies related to derivatives and additional information related to the Company’s derivative instruments, see Note 1 — Summary of Significant Accounting Policies and Note 9 — Financial Instruments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Derivative Instruments Held for Non-Trading Purposes The Company had equity production hedges of 224 Bcf of natural gas and 26 MMBbls of crude oil as of December 31, 2003 (excluding physical delivery fixed price contracts). As of December 31, 2003, the Company had a net unrealized loss of $242 million before taxes on these commodity derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in commodity prices would result in an additional loss on these commodity derivative instruments of approximately $143 million. However, this loss would be substantially offset by a gain in the value of that portion of the Company’s equity production that is hedged.

Derivative Instruments Held for Trading Purposes As of December 31, 2003, the Company had a net unrealized gain of $37 million (gains of $70 million and losses of $33 million) on commodity derivative financial instruments entered into for trading purposes and a net unrealized loss of $30 million (gains of $12 million and losses of $42 million) on derivative physical delivery contracts entered into for trading purposes. Utilizing the actual derivative contractual volumes and assuming a 10% decrease in underlying commodity prices, the potential additional loss on the derivative instruments would be approximately $3 million.

Firm Transportation Keep-Whole Agreement A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its GPM business segment, which was sold in 1999 to Duke. As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract’s expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward twelve months. As of December 31, 2003, accounts payable included $27 million and other long-term liabilities included $49 million related to this agreement. As of December 31, 2002, accounts payable included $5 million and other long-term liabilities included $68 million related to this agreement. A 10% unfavorable change in prices on the short-term portion of the keep-whole agreement would result in an additional loss of $8 million. The future gain or loss from this agreement cannot be accurately predicted. For additional information related to the keep-whole agreement, see Note 9 — Financial Instruments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

      For additional information regarding the Company’s marketing and trading portfolio and the firm transportation keep-whole agreement see Marketing Strategies under Item 7 of this Form 10-K.

Interest Rate Risk Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company’s floating rate debt. The Company believes the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company’s various debt instruments is not material.

Foreign Currency Risk The Company’s Canadian subsidiaries use the Canadian dollar as their functional currency. The Company’s other international subsidiaries use the U.S. dollar as their functional currency. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, the Company is exposed to foreign currency exchange rate risk.

      A Canadian subsidiary has notes and debentures denominated in U.S. dollars. The potential foreign currency remeasurement impact on earnings from a 10% increase in the December 31, 2003 Canadian exchange rate would be about $1 million based on the outstanding debt at December 31, 2003.
      For additional information related to foreign currency risk see Note 9 — Financial Instruments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

      Management maintains and relies on the Company’s system of internal accounting controls. Although no system can ensure elimination of all errors and irregularities, this system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with Management’s authorization and accounting records are reliable as a basis for the preparation of financial statements. This system includes the selection and training of qualified personnel, an organizational structure providing appropriate delegation of authority and division of responsibility, the establishment of accounting and business policies for the Company and the conduct of internal audits.
      The Board of Directors pursues its responsibility for the consolidated financial information through its Audit Committee, which is composed solely of Directors who are independent. The Audit Committee appoints the independent auditors and approves their fee arrangements. The Audit Committee meets periodically with Management, the internal auditors and the independent auditors to ensure that each is carrying out its responsibilities. Both the internal and the independent auditors have full and free access to the Audit Committee to discuss auditing and financial reporting matters.
      We believe that Anadarko’s policies and procedures, including its system of internal controls over financial reporting, provide reasonable assurance that the financial statements are prepared in accordance with the applicable securities rules and regulations.

James T. Hackett President and Chief Executive Officer James R. Larson Senior Vice President, Finance and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Anadarko Petroleum Corporation:

      We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations and stock-based compensation; effective January 1, 2002, the Company changed its method of accounting for goodwill; and effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

Houston, Texas

January 30, 2004

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31

	2003	2002	2001
millions except per share amounts

Revenues
Gas sales	$2,851	$1,828	$2,952
Oil and condensate sales	1,787	1,682	1,397
Natural gas liquids sales	365	222	256
Other sales	119	113	113

Total	5,122	3,845	4,718

Costs and Expenses
Operating expenses	828	747	769
Administrative and general	352	314	292
Depreciation, depletion and amortization	1,297	1,121	1,154
Other taxes	294	214	247
Impairments related to oil and gas properties	103	39	2,546
Restructuring costs	40	—	—
Amortization of goodwill	—	—	73

Total	2,914	2,435	5,081

Operating Income (Loss)	2,208	1,410	(363)
Interest Expense and Other (Income) Expense
Interest expense	253	203	92
Other (income) expense	(19)	—	(65)

Total	234	203	27

Income (Loss) Before Income Taxes	1,974	1,207	(390)
Income Tax Expense (Benefit)	729	376	(214)

Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$1,245	$831	$(176)

Preferred Stock Dividends	5	6	7

Net Income (Loss) Available to Common Stockholders Before Cumulative Effect of Change in Accounting Principle	$1,240	$825	$(183)

Cumulative Effect of Change in Accounting Principle	47	—	(5)

Net Income (Loss) Available to Common Stockholders	$1,287	$825	$(188)

Per Common Share
Net income (loss) — before change in accounting principle — basic	$4.97	$3.32	$(0.73)
Net income (loss) — before change in accounting principle — diluted	$4.91	$3.21	$(0.73)
Change in accounting principle — basic	$0.19	$—	$(0.02)
Change in accounting principle — diluted	$0.18	$—	$(0.02)
Net income (loss) — basic	$5.16	$3.32	$(0.75)
Net income (loss) — diluted	$5.09	$3.21	$(0.75)
Dividends	$0.44	$0.325	$0.225

Average Number of Common Shares Outstanding — Basic	250	248	250

Average Number of Common Shares Outstanding — Diluted	253	260	250

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31

	2003	2002
millions

ASSETS
Current Assets
Cash and cash equivalents	$62	$34
Accounts receivable, net of allowance:
Customers	778	673
Others	326	435
Other current assets	158	138

Total	1,324	1,280

Properties and Equipment
Original cost (includes unproved properties of $2,524 and $3,085 as of December 31, 2003 and 2002, respectively)	26,367	22,595
Less accumulated depreciation, depletion and amortization	8,971	7,497

Net properties and equipment — based on the full cost method of accounting for oil and gas properties	17,396	15,098

Other Assets	437	436

Goodwill	1,389	1,434

Total Assets	$20,546	$18,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,222	$1,050
Accrued expenses	493	511
Current portion, notes and debentures	—	300

Total	1,715	1,861

Long-term Debt	5,058	5,171

Other Long-term Liabilities
Deferred income taxes	4,252	3,633
Other	922	611

Total	5,174	4,244

Stockholders’ Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, 0.1 million shares issued as of December 31, 2003 and 2002)	89	101
Common stock, par value $0.10 per share
(450.0 million shares authorized, 258.2 million and 254.6 million shares issued as of December 31, 2003 and 2002, respectively)	26	25
Paid-in capital	5,500	5,347
Retained earnings	3,199	2,021
Treasury stock (3.2 million shares as of December 31, 2003 and 2002)	(166)	(166)
Deferred compensation and ESOP (1.6 million and 0.7 million shares as of December 31, 2003 and 2002, respectively)	(69)	(63)
Executives and Directors Benefits Trust, at market value (2.0 million shares as of December 31, 2003 and 2002)	(102)	(95)
Accumulated other comprehensive income (loss)
Unrealized loss on derivative instruments	(120)	(85)
Foreign currency translation adjustments	300	(37)
Minimum pension liability	(58)	(76)

Total	122	(198)

Total	8,599	6,972

Commitments and Contingencies	—	—

Total Liabilities and Stockholders’ Equity	$20,546	$18,248

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31

	2003	2002	2001
millions

Preferred Stock
Balance at beginning of year	$101	$103	$200
Preferred stock repurchased	(12)	(2)	(97)

Balance at end of year	89	101	103

Common Stock
Balance at beginning of year	25	25	25
Common stock issued	1	—	—

Balance at end of year	26	25	25

Paid-in Capital
Balance at beginning of year	5,347	5,336	5,303
Common stock and common stock put options issued	146	30	51
Revaluation to market for Executives and Directors Benefits Trust	7	(19)	(31)
Preferred stock repurchased	—	—	13

Balance at end of year	5,500	5,347	5,336

Retained Earnings
Balance at beginning of year	2,021	1,276	1,521
Net income (loss)	1,292	831	(181)
Dividends paid — preferred	(5)	(6)	(7)
Dividends paid — common	(109)	(80)	(57)

Balance at end of year	3,199	2,021	1,276

Treasury Stock
Balance at beginning of year	(166)	(116)	—
Purchase of treasury stock	—	(50)	(116)

Balance at end of year	(166)	(166)	(116)

Deferred Compensation and ESOP
Balance at beginning of year	(63)	(96)	(121)
Issuance of restricted stock	(46)	(7)	(15)
Amortization of restricted stock and release of ESOP shares	40	40	40

Balance at end of year	(69)	(63)	(96)

Executives and Directors Benefits Trust
Balance at beginning of year	(95)	(114)	(145)
Revaluation to market	(7)	19	31

Balance at end of year	(102)	(95)	(114)

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(198)	(49)	3
Unrealized loss on derivative instruments	(35)	(85)	—
Foreign currency translation adjustments	337	9	(49)
Minimum pension liability adjustments	18	(73)	(3)

Balance at end of year	122	(198)	(49)

Total Stockholders’ Equity	$8,599	$6,972	$6,365

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31

	2003	2002	2001
millions

Net Income (Loss) Available to Common Stockholders	$1,287	$825	$(188)
Add: Preferred Stock Dividends	5	6	7

Net Income (Loss) Available to Common Stockholders Before Preferred Stock Dividends	1,292	831	(181)

Other Comprehensive Income (Loss), Net of Taxes
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) during the period[1]	(154)	(100)	32
Reclassification adjustment for (gain) loss included in net income[2]	119	15	(31)
Cumulative effect of accounting change[3]	—	—	(5)
Reclassification of cumulative effect of accounting change included in net income[4]	—	—	4

Total unrealized loss on derivative instruments	(35)	(85)	—
Foreign currency translation adjustments[5]	337	9	(49)
Minimum pension liability adjustments[6]	18	(73)	(3)

Total	320	(149)	(52)

Comprehensive Income (Loss)	$1,612	$682	$(233)

[1]net of income tax benefit (expense) of:	$91	$58	$(19)
[2]net of income tax benefit (expense) of:	(67)	(9)	18
[3]net of income tax benefit of:	—	—	3
[4]net of income tax expense of:	—	—	(2)
[5]net of income tax expense of:	(59)	—	—
[6]net of income tax benefit (expense) of:	(11)	42	1

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2003	2002	2001
millions
Cash Flow from Operating Activities
Net income (loss) before cumulative effect of change in accounting principle	$1,245	$831	$(176)
Adjustments to reconcile net income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	1,297	1,121	1,154
Amortization of goodwill	—	—	73
Deferred income taxes	505	214	(319)
Impairments related to oil and gas properties	103	39	2,546
Other noncash items	14	7	151

	3,164	2,212	3,429
(Increase) decrease in accounts receivable	46	(103)	544
Increase (decrease) in accounts payable and accrued expenses	(68)	181	(534)
Other items — net	(99)	(94)	(118)

Net cash provided by operating activities	3,043	2,196	3,321

Cash Flow from Investing Activities
Additions to properties and equipment	(2,772)	(2,388)	(3,316)
Acquisition costs, net of cash acquired	—	(221)	(940)
Sales and retirements of properties and equipment and other assets	138	192	138

Net cash used in investing activities	(2,634)	(2,417)	(4,118)

Cash Flow from Financing Activities
Additions to debt	358	1,348	2,788
Retirements of debt	(772)	(987)	(1,977)
Increase (decrease) in accounts payable, banks	49	(43)	24
Dividends paid	(114)	(86)	(64)
Retirement of preferred stock	(12)	(2)	(84)
Purchase of treasury stock	—	(50)	(116)
Issuance of common stock and common stock put options	100	40	49

Net cash provided by (used in) financing activities	(391)	220	620

Effect of Exchange Rate Changes on Cash	10	(2)	15

Net Increase (Decrease) in Cash and Cash Equivalents	28	(3)	(162)
Cash and Cash Equivalents at Beginning of Year	34	37	199

Cash and Cash Equivalents at End of Year	$62	$34	$37

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

1.  Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also engages in the hard minerals business through non-operated joint ventures and royalty arrangements in several coal, trona (natural soda ash) and industrial mineral mines. The terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its subsidiaries.

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

Changes in Accounting Principles  In 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recorded in the period incurred and a corresponding increase in the carrying amount of the related long-lived asset. See Note 3.

      In 2003, the Company adopted the fair value method of accounting for stock-based employee compensation using the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The disclosure provisions of SFAS No. 148 were adopted in 2002. See Note 2.
      Beginning in 2003, the Company included derivative contracts that qualify as cash flow hedges in the ceiling test calculation in accordance with a revision to Staff Accounting Bulletin Topic 12, “Oil and Gas Producing Activities.”
      The Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” in 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 2003, with certain exceptions, and for hedging relationships designated after June 2003. The adoption of SFAS No. 149 had no impact on the Company’s financial statements.
      In 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” that requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of pension plans and other postretirement benefit plans. See Note 20.
      Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. It applied immediately to variable interest entities created after January 2003. For entities created prior to this date, FIN No. 46 was to be effective in the fourth quarter 2003; however, FIN No. 46 (revised December 2003) delayed the effective date to the first quarter of 2004. The adoption of FIN No. 46 had no impact on the Company’s financial statements. The adoption of FIN No. 46 (revised) is not expected to have a material impact on the Company’s financial statements. See Note 19.
      During 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” In accordance with EITF Issue No. 02-3, net marketing margins from marketing sales and purchases resulting in physical settlement are included in revenues. The marketing margins related to the Company’s equity production are included in gas sales, oil and condensate sales and natural gas liquids sales and are reflected in commodity prices. The marketing margin related to purchases of third-party commodities is included in other sales.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

1.  Summary of Significant Accounting Policies (Continued)

      In 2002, the Company discontinued the amortization of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 4.

      In 2001, the Company adopted SFAS No. 133 which provides guidance for accounting for derivative instruments and hedging activities. The related cumulative adjustment to net income was a decrease of $8 million ($5 million after income taxes, or $0.02 per share) and the cumulative adjustment to accumulated other comprehensive income was a decrease of $8 million ($5 million after income taxes) in 2001.

Properties and Equipment  The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (SEC). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Effective with the adoption of SFAS No. 143 in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

      The sum of net capitalized costs and estimated future development costs of oil and gas properties and mineral investments are amortized using the unit-of-production method. All other properties are stated at original cost and depreciated on the straight-line basis over the useful life of the assets, which ranges from three to 40 years. Properties and equipment carrying values do not purport to represent replacement or market values.
      Operating fees received related to the properties in which the Company owns an interest are netted against expenses. Fees received in excess of costs incurred are recorded as a reduction to the full cost pool.

Costs Excluded

      Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. Anadarko excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the depreciation, depletion and amortization (DD&A) pool) or a charge is made against earnings for those international operations where a reserve base has not yet been established. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Capitalized Interest  SFAS No. 34, “Capitalization of Interest Cost,” provides standards for the capitalization of interest cost as part of the historical cost of acquiring assets. Under FIN No. 33, “Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method,” costs of investments in unproved properties and major development projects, on which DD&A expense is not currently taken and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt by the amount of qualifying costs excluded. Capitalized interest cannot exceed gross interest expense. As costs excluded are transferred to the DD&A pool, the associated capitalized interest is also transferred to the DD&A pool.

Ceiling Test  Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated DD&A, asset retirement obligations and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, generally using prices in effect at the end of the period held flat for the life of production and including the effect of derivative contracts that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

1.  Summary of Significant Accounting Policies (Continued)

projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

Revenues  The Company recognizes sales revenues based on the amount of gas, oil, condensate and NGLs sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. The Company follows the sales method of accounting for production imbalances. If the Company’s excess sales of production volumes for a well exceed the estimated remaining recoverable reserves of the well, a liability is recorded. No receivables are recorded for those wells on which the Company has taken less than its ownership share of production.

      Marketing margins related to the Company’s equity production, realized gains and losses on derivative instruments and unrealized gains and losses on derivative instruments that do not meet the conditions to qualify for hedge accounting are included in gas sales, oil and condensate sales and natural gas liquids sales and are reflected in commodity prices. The marketing margin related to purchases of third-party commodities is included in other sales.

Derivative Instruments  Anadarko holds derivative instruments for its energy marketing and trading business and to manage foreign currency risk and commodity price risk associated with its equity oil and gas production and the firm transportation keep-whole agreement. Anadarko accounts for its derivative instruments under the provisions of SFAS No. 133. Under this statement, all derivatives other than those that meet the normal purchases and sales exception are carried on the balance sheet at fair value.

      Accounting for unrealized gains and losses related to derivatives used to manage foreign currency risk and commodity price risk associated with equity oil and gas production is dependent on whether the derivative instruments have been designated and qualify as part of a hedging relationship. Derivative instruments may be designated as a hedge of exposure to changes in fair values, cash flows or foreign currencies, if certain conditions are met. If the hedged exposure is to changes in fair value, the unrealized gains and losses on the derivative instrument, as well as the associated losses and gains on the hedged item, are recognized currently in earnings. If the hedged exposure is a cash flow exposure, the effective portion of the unrealized gains and losses on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into revenues in the same period during which the hedged transaction affects earnings. The ineffective portion of the gains and losses from the derivative instrument, if any, is recognized currently in other (income) expense. Hedge ineffectiveness is that portion of the fair value change of the hedge that exceeds the fair value change of the hedged item. In those instances where it is probable that a forecasted transaction subject to a cash flow hedge will not occur, the unrealized gain or loss is reclassified from accumulated other comprehensive income to revenues in the current period. Unrealized gains and losses on foreign currency hedges are recorded on the basis of whether the hedge is a fair value or cash flow hedge. Unrealized gains and losses on derivative instruments that do not qualify for hedge accounting are recognized currently in revenues.
      Derivative instruments, including both physical delivery and financially settled purchase and sale contracts, used in the Company’s energy marketing and trading activities and the firm transportation keep-whole agreement are accounted for under the mark-to-market accounting method. Under this method, fair value changes are recognized currently in earnings. The marketing and trading margin related to equity production is recorded to gas and oil sales. The non-equity portion of the margin is recorded to other sales. Gains and losses related to the firm transportation keep-whole are recorded to other (income) expense.
      Anadarko formally documents the relationship of each hedge to a hedged item including the risk management objective and strategy for undertaking the hedge. Each hedge is also routinely assessed for effectiveness.
      The Company’s derivative instruments are generally either exchange traded or valued by reference to a commodity that is traded in a liquid market. Valuation is determined by reference to readily available public data. Option valuations are based on the Black-Scholes option pricing model and verified against third-party quotations. The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices, while the fair value of the long-term portion is estimated based on historical natural gas basis prices, discounted at 10% per year. See Note 9.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

1.  Summary of Significant Accounting Policies (Continued)

Inventories  Materials and supplies and commodity inventories are stated at the lower of average cost or market.

Goodwill  Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the merger with Union Pacific Resources Group Inc., subsequently renamed Anadarko Holding Company (Anadarko Holding), and the acquisition of Berkley Petroleum Corp. (Berkley). Effective January 2002, the Company assesses the carrying amount of goodwill by testing the goodwill for impairment. The impairment test requires allocating goodwill and all other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Goodwill is no longer amortized effective January 2002.

      Prior to 2002, goodwill was amortized on a straight-line basis over 20 years. The Company assessed the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, would have been measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. See Note 4.

Legal Contingencies  The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. See Note 21.

Environmental Contingencies  The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the time of the completion of the remedial feasibility study. These accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. See Note 21.

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

Stock-Based Compensation  Effective January 2003, the Company accounts for stock-based compensation under the fair value method. Under the fair value method, the Company records compensation expense over the vesting period for the fair value of stock options estimated using the Black-Scholes option pricing model. Prior to 2003, the Company accounted for stock-based compensation under the intrinsic value method. Under the intrinsic value method, the Company recorded no compensation expense for stock options granted to employees or directors when the exercise price of options granted was equal to or above the fair market value of Anadarko’s common stock on the date of grant. See Notes 2 and 11.

Earnings Per Share  The Company’s basic earnings (loss) per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company’s outstanding stock options and performance-based stock awards under the treasury stock method and outstanding put options under the reverse treasury stock method, if including such equity instruments is dilutive. Diluted EPS amounts also include the net effect of the Company’s convertible debentures and Zero Yield Puttable

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

1.  Summary of Significant Accounting Policies (Continued)

Contingent Debt Securities (ZYP-CODES) assuming the conversions occurred at the beginning of the year or the date of issuance, if including such potential common shares is dilutive. See Note 11.

Recent Accounting Developments  The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, “Whether Mineral Rights Are Tangible or Intangible Assets,” is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, “Business Combinations.” Issue No. 03-S, “Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies,” is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142.

      Anadarko classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. If the EITF determines that oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, the Company estimates that $1.1 billion and $845 million would be reclassified from properties and equipment to intangible assets on its consolidated balance sheets as of December 31, 2003 and 2002, respectively. These amounts represent oil and gas mineral rights acquired after June 2001 through the end of the respective periods. These amounts are net of accumulated DD&A. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

2.  Stock-Based Compensation

      In 2003, the Company voluntarily changed to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” for all grants and grant modifications after January 2003 using the prospective method described in SFAS No. 148. For options granted prior to 2003, Anadarko applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Anadarko common stock on the date of grant.

      If compensation expense for all stock option grants had been determined using the fair value method, the Company’s pro forma net income and EPS would have been as shown below:

	2003	2002	2001
millions except per share amounts
Net income (loss) available to common stockholders, as reported	$1,287	$825	$(188)
Add: Stock-based employee compensation expense included in net income, after taxes	12	9	10
Deduct: Total stock-based employee compensation expense determined under the fair value method, after taxes	(30)	(32)	(52)

Pro forma net income (loss) available to common stockholders	$1,269	$802	$(230)

Basic EPS - as reported	$5.16	$3.32	$(0.75)
Basic EPS - pro forma	$5.09	$3.23	$(0.92)
Diluted EPS - as reported	$5.09	$3.21	$(0.75)
Diluted EPS - pro forma	$5.02	$3.13	$(0.92)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

2.  Stock-Based Compensation (Continued)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Expected option life – years	5.3	5.3	4.1
Risk-free interest rate	3.3%	3.7%	4.5%
Dividend yield	0.6%	0.5%	0.5%
Volatility	40.4%	41.7%	43.8%

3.  Asset Retirement Obligations

      The majority of Anadarko’s asset retirement obligations relate to the plugging and abandonment of oil and gas properties. In 2003, the Company adopted SFAS No. 143, which requires the fair value of a liability for an asset retirement obligation to be recorded in the period incurred and a corresponding increase in the carrying amount of the related long-lived asset. The related cumulative adjustment to net income was an increase of $74 million before income taxes or $47 million after income taxes, or $0.18 per share (diluted). Additionally, the Company recorded an asset retirement obligation liability of $278 million and an increase to net properties and equipment and other assets of $352 million. The Company did not recalculate historical quarterly full cost ceiling test calculations in determining the cumulative adjustment to net income. The application of SFAS No. 143 did not have a material impact on the Company’s DD&A expense, net income or EPS in 2003. There was no impact on the Company’s cash flow as a result of adopting SFAS No. 143.

      The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.
      The following table provides a rollforward of the asset retirement obligations for the current year:

millions
Carrying amount of asset retirement obligations as of January 1, 2003	$278
Liabilities incurred	149
Liabilities settled	(23)
Accretion expense	20
Revisions in estimated liabilities	37
Impact of foreign currency exchange rate changes	16

Carrying amount of asset retirement obligations as of December 31, 2003	$477

      Liabilities incurred during 2003 relate primarily to offshore property acquisitions, exploration and development.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

3.  Asset Retirement Obligations (Continued)

      The following table shows the effect of the implementation on the Company’s net income and EPS as if SFAS No. 143 had been in effect in prior periods.

	Years Ended December 31

	2002	2001	2000	1999
millions except per share amounts
Actual
Net income (loss) available to common stockholders	$825	$(188)	$796	$32
Basic EPS	$3.32	$(0.75)	$4.32	$0.25
Diluted EPS	$3.21	$(0.75)	$4.16	$0.25
Pro forma amounts assuming SFAS No. 143 was applied retroactively
Net income (loss) available to common stockholders	$826	$(183)	$795	$33
Basic EPS	$3.32	$(0.73)	$4.32	$0.26
Diluted EPS	$3.21	$(0.73)	$4.15	$0.26
Carrying amount of asset retirement obligations
Beginning of year	$251	$208	$48	$44
End of year	$278	$251	$208	$48

4.  Goodwill

      SFAS No. 142 required discontinuing amortization of goodwill after 2001 and requires that goodwill be tested for impairment. The impairment test requires allocating goodwill and all other assets and liabilities to business levels referred to as reporting units. The fair value of each reporting unit that has goodwill is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value (including goodwill) then a second test is performed to determine the amount of the impairment.

      If the second test is necessary, the fair value of the reporting unit’s individual assets and liabilities is deducted from the fair value of the reporting unit. This difference represents the implied fair value of goodwill, which is compared to the book value of the reporting unit’s goodwill. Any excess of the book value of goodwill over the implied fair value of goodwill is the amount of the impairment.
      The goodwill impairment test is performed annually, and also at interim dates upon the occurrence of significant events. Significant events include: a significant adverse change in legal factors or business climate; an adverse action or assessment by a regulator; a more-likely-than-not expectation that a reporting unit or significant portion of a reporting unit will be sold; significant adverse trends in current and future oil and gas prices; nationalization of any of the Company’s oil and gas properties; or, significant increases in a reporting unit’s carrying value relative to its fair value.
      In 2002, the Company discontinued the amortization of goodwill in accordance with SFAS No. 142. Goodwill impairment tests were performed as of January 2004, 2003 and 2002 and no goodwill impairments were indicated.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

4.  Goodwill (Continued)

      The following table shows the effect of the elimination of amortization of goodwill on the Company’s net income and net income per share as if SFAS No. 142 had been in effect in prior periods. Prior to 2000, the Company had no goodwill or goodwill amortization recorded.

	2001	2000
millions except per share amounts
Net income (loss) available to common stockholders	$(188)	$796
Add: Goodwill amortization	73	31

Adjusted net income (loss)	$(115)	$827

EPS — basic	$(0.75)	$4.32
Goodwill amortization per share — basic	0.29	0.17

Adjusted EPS — basic	$(0.46)	$4.49

EPS — diluted	$(0.75)	$4.16
Goodwill amortization per share — diluted	0.29	0.16

Adjusted EPS — diluted	$(0.46)	$4.32

      The changes in goodwill since 2001 are due primarily to changes in foreign currency exchange rates and changes in deferred income tax liabilities related to previous acquisitions. Future changes in goodwill may result from, among other things, changes in foreign currency exchange rates, changes in deferred income tax liabilities related to previous acquisitions, divestitures, impairments or future acquisitions. See Note 18.

5.  Acquisitions

      In December 2002, the Company acquired Howell Corporation (Howell). The common stockholders of Howell received $20.75 per share and holders of Howell’s $3.50 convertible preferred stock received $76.15 per share. The total value of the acquisition was $258 million, including the assumption of $53 million of debt.

      In August 2001, the Company acquired Gulfstream Resources Canada Limited (Gulfstream). The Gulfstream shares were purchased for C$2.65 per share. The total value of the acquisition was $128 million, including the assumption of $10 million of debt.
      In March 2001, Anadarko acquired Canadian based Berkley for C$11.40 per share. The total value of the acquisition was $1.0 billion, including the assumption of $236 million of debt. Goodwill recorded related to the Berkley acquisition was $245 million.
      The unaudited pro forma results of operations including the acquisition transactions in 2002 and 2001 would not have been significantly different from actual results for 2002 and 2001.
      Costs related to corporate acquisitions of $14 million and $45 million for the years ended December 31, 2002 and 2001, respectively, were recorded as administrative and general expense. These costs related primarily to the issuance of stock for retention of employees, deferred compensation, transition, integration, hiring, relocation and employee retention bonuses.

6.  Inventories

      The major classes of inventories, which are included in other current assets, are as follows:

	2003	2002
millions
Materials and supplies	$77	$75
Natural gas	29	16
Crude oil and NGLs	19	15

Total	$125	$106

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

7.  Properties and Equipment

      A summary of the original cost of properties and equipment by classification follows:

	2003	2002
millions
Oil and gas properties	$24,272	$20,467
Mineral properties	1,211	1,211
Gathering facilities	341	310
General properties	543	607

Total	$26,367	$22,595

      Oil and gas properties include costs of $2.5 billion and $3.1 billion at December 31, 2003 and 2002, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unproved properties and major development projects. At December 31, 2003 and 2002, the Company’s investment in countries where proved reserves have not been established was $76 million and $63 million, respectively.

      During 2003, 2002 and 2001, the Company made provisions for impairments of U.S. and international oil and gas properties of $103 million, $39 million and $2.5 billion, respectively. In 2003, the Company recorded an impairment of $68 million related to a ceiling test impairment of oil and gas properties in Qatar as a result of lower future production estimates and unsuccessful exploration activities. The remaining 2003 impairment of $35 million related primarily to unsuccessful exploration activities in Australia, Gabon, Tunisia, Angola and Kazakhstan. In 2002, the Company recorded international impairments of $39 million in Congo, Oman, Australia and Tunisia primarily due to unsuccessful exploration activities. As a result of low oil and gas prices at September 30, 2001, Anadarko’s capitalized costs of oil and gas properties primarily in the United States, Canada and Argentina exceeded the ceiling limitation and the Company recorded a $2.5 billion ($1.6 billion after income taxes) noncash writedown in the third quarter of 2001. The pretax writedown is reflected as additional accumulated DD&A in the accompanying balance sheet. The remaining 2001 impairment of $18 million related to unsuccessful exploration activities in the United Kingdom and Ghana.
      Total interest costs incurred during 2003, 2002 and 2001 were $374 million, $358 million and $301 million, respectively. Of these amounts, the Company capitalized $121 million, $155 million and $209 million during 2003, 2002 and 2001, respectively. Capitalized interest is included as part of the cost of oil and gas properties. The interest rates for capitalization are based on the Company’s weighted average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration and development activities are in progress.
      Oil and gas properties include internal costs related to exploration and development activities of $187 million, $196 million and $178 million capitalized during 2003, 2002 and 2001, respectively.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

8.  Debt

      A summary of debt follows:

	2003		2002

	Principal	Carrying Value	Principal	Carrying Value
millions
Notes Payable, Banks*	$—	$—	$44	$44
Commercial Paper*	—	—	181	181
Long-term Portion of Capital Lease	1	1	7	7
6 3/4% Notes due 2003	—	—	73	73
5 7/8% Notes due 2003	—	—	83	83
6.5% Notes due 2005	170	168	170	166
7.375% Debentures due 2006	88	88	88	87
7% Notes due 2006	174	171	174	171
5 3/8% Notes due 2007	650	648	650	647
3.25% Notes due 2008	350	349	—	—
6.75% Notes due 2008	116	111	116	111
7.8% Debentures due 2008	11	11	11	11
7.3% Notes due 2009	85	83	85	83
6 3/4% Notes due 2011	950	910	950	912
6 1/8% Notes due 2012	400	395	400	395
5% Notes due 2012	300	298	300	297
7.05% Debentures due 2018	114	105	114	105
Zero Coupon Convertible Debentures due 2020	—	—	380	380
Zero Yield Puttable Contingent Debt Securities due 2021	30	30	30	30
7.5% Debentures due 2026	112	106	112	106
7% Debentures due 2027	54	54	54	54
6.625% Debentures due 2028	17	17	17	17
7.15% Debentures due 2028	235	213	235	212
7.20% Debentures due 2029	135	135	135	135
7.95% Debentures due 2029	117	117	117	117
7 1/2% Notes due 2031	900	861	900	862
7.73% Debentures due 2096	61	61	61	61
7.5% Debentures due 2096	83	77	83	75
7 1/4% Debentures due 2096	49	49	49	49

Total debt	$5,202	5,058	$5,619	5,471

Less current portion		—		300

Total long-term debt		$5,058		$5,171

*	The average rates in effect at December 31, 2002 were 1.57% for Notes Payable, Banks and 1.88% for Commercial Paper.

      The Company recorded debt discounts of $1 million, $11 million and $40 million in 2003, 2002 and 2001, respectively, as a result of debt issuances, financial restructuring and corporate acquisitions. The unamortized debt discount of $144 million and $148 million as of December 31, 2003 and 2002, respectively, will be amortized over the terms of the debt issues.

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
      At December 31, 2003, $30 million of notes, debentures and securities will mature or may be put to Anadarko within the next twelve months. In accordance with SFAS No. 6, “Classification of Short-term Obligations Expected to be Refinanced,” this $30 million is classified as long-term debt, since Anadarko has the intent and ability to refinance this debt under the terms of Anadarko’s bank credit agreement.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

8.  Debt (Continued)

      In April 2001, Anadarko Finance Company, a wholly-owned finance subsidiary of Anadarko, issued $1.3 billion in notes to qualified institutional buyers under Rule 144A and non-U.S. persons under Regulation S. This issuance was made up of $400 million of 6 3/4% Notes due 2011 and $900 million of 7 1/2% Notes due 2031. In May 2001, Anadarko Finance Company issued an additional $550 million of 6 3/4% Notes due 2011, bringing the 6 3/4% Notes to an aggregate total of $950 million. The notes are fully and unconditionally guaranteed by Anadarko. The net proceeds from the notes were used as part of an exchange of securities for other Anadarko debt. The intercompany debt resulting from these transactions is of a long-term investment nature; therefore, net foreign currency translation gains of $376 million and $19 million and losses of $55 million for 2003, 2002 and 2001, respectively, were recorded as a component of other comprehensive income.

      In February 2002, the Company issued $650 million principal amount of 5 3/8% Notes due 2007. In March 2002, the Company issued $400 million principal amount of 6 1/8% Notes due 2012. The net proceeds from these issuances were used to reduce floating rate debt and to fund the ZYP-CODES put to the Company for repayment in March 2002.
      In April 2002, Anadarko filed a shelf registration statement with the SEC that permits the issuance of up to $1 billion in debt securities, preferred stock, preferred securities, depositary shares, common stock, warrants, purchase contracts and purchase units. Net proceeds, terms and pricing of the offerings of securities issued under the shelf registration statement will be determined at the time of the offerings. After giving effect to the securities issuances described below, the Company may issue, subject to market conditions, up to $350 million in additional securities under this registration statement.
      In September 2002, Anadarko issued $300 million principal amount of 5% Notes due 2012. The net proceeds from the issuance were used to reduce floating rate debt. These notes were issued under the shelf registration statement filed in April 2002.
      In April 2003, Anadarko redeemed for cash its callable Zero Coupon Convertible Debentures due 2020. Anadarko funded the $384 million redemption with available credit facilities that carried a lower effective interest rate. Anadarko paid $556.46 per debenture, reflecting the issue price plus accrued interest at 3.5%.
      In May 2003, the Company issued $350 million principal amount of 3.25% Notes due 2008. The net proceeds from this issuance were used to reduce floating rate debt that was incurred in April 2003 to redeem the Zero Coupon Convertible Debentures due 2020. These notes were issued under the shelf registration statement filed in April 2002.
      In October 2003, the Company terminated its existing revolving credit agreements and entered into a $750 million 364-Day Revolving Credit Agreement with a syndicate of 21 U.S. and Canadian lenders. The agreement terminates in October 2004 or October 2005 if any loan under the agreement is converted to a term loan. As of December 31, 2003, the Company had no outstanding borrowings under this agreement.
      At December 31, 2003 and 2002, a Canadian subsidiary had $99 million and $98 million, respectively, outstanding fixed-rate notes and debentures denominated in U.S. dollars. During 2003, 2002 and 2001, the Company recognized $20 million in gains, $5 million of gains and $25 million of losses, respectively, before income taxes associated with the foreign currency remeasurement of this debt.
      Total sinking fund and installment payments related to debt for the five years ending December 31, 2008 are shown below. The payments related to the ZYP-CODES holders’ put right are included in the amounts shown in a manner consistent with the terms for repayment of Anadarko’s bank credit agreement.

millions
2004	$—
2005	200
2006	262
2007	650
2008	477

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

9.  Financial Instruments

      The following information provides the carrying value and estimated fair value of the Company’s financial instruments:

	Carrying
	Amount	Fair Value
millions
2003
Cash and cash equivalents	$62	$62
Total debt	5,058	5,760
Commodity derivative instruments (including firm transportation keep-whole agreement)
Asset	77	77
Liability	(358)	(358)
2002
Cash and cash equivalents	$34	$34
Total debt	5,471	6,252
Commodity derivative instruments (including firm transportation keep-whole agreement)
Asset	85	85
Liability	(288)	(288)
Foreign currency derivative instruments	(8)	(8)

Cash and Cash Equivalents  The carrying amount reported on the balance sheet approximates fair value.

Debt  The fair value of debt at December 31, 2003 and 2002 is the value the Company would have to pay to retire the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices and, where such quotes were not available, on the average rate in effect at year-end.

Commodity Derivative Instruments  The Company is exposed to price risk from changing commodity prices. Management believes it is prudent to periodically minimize the variability in cash flows on a portion of its oil and gas production. To meet this objective, the Company enters into various types of commodity derivative financial instruments to manage fluctuations in cash flows resulting from changing commodity prices. The Company also uses fixed price physical delivery sales contracts to accomplish this objective. The types of instruments utilized by the Company include options, futures and swaps.

      Anadarko also enters into commodity derivative financial instruments (futures, swaps and options) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in the market price of natural gas and crude oil. These derivative instruments are also used to meet customers’ pricing requirements while achieving a price structure consistent with the Company’s overall pricing strategy. In addition, the Company may use options and swaps to reduce exposure to losses on its firm transportation keep-whole commitment with Duke Energy Field Services, Inc. (Duke). Essentially all of the derivatives used for trading purposes have a term of less than one year, with most having a term of less than three months.
      Futures contracts are generally used to fix the price of expected future gas sales and oil sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix the price differential between the price of gas at Henry Hub and various other market locations. Physical delivery purchase and sale agreements require the receipt or delivery of physical product at a specified location and price. The pricing can be fixed or market-based. Options are generally used to fix a floor and a ceiling price (collar) for the Company’s expected future gas sales and oil sales. Settlements of futures contracts are guaranteed by the New York Mercantile Exchange

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

9.  Financial Instruments (Continued)

(NYMEX) or the International Petroleum Exchange and have nominal credit risk. Swap, over-the-counter traded option and physical delivery agreements expose the Company to credit risk to the extent the counterparty is unable to meet its settlement commitment. The Company monitors the creditworthiness of each counterparty. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses in settling with its swap and option counterparties.

Oil and Gas Activities  At December 31, 2003 and 2002, the Company had option contracts, swap contracts and fixed price physical delivery contracts in place to hedge a portion of expected future sales of equity oil and gas production. The fixed price physical delivery contracts are excluded from derivative accounting treatment under the normal sale provision. The derivative financial instruments receive hedge accounting treatment if they meet certain qualifications and mark-to-market accounting is applied to those that do not qualify for hedge accounting. The fair values and the accumulated other comprehensive income balances applicable to the derivative financial instruments (excluding the physical delivery sales contracts) are as follows:

	2003	2002
millions
Fair Value — Liability
Current	$(232)	$(115)
Noncurrent	(10)	(39)

Total	$(242)	$(154)

Accumulated other comprehensive loss before income taxes	$(193)	$(128)
Accumulated other comprehensive loss after income taxes	$(122)	$(81)

      The difference between the fair values and the unrealized gain (loss) before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting, hedge ineffectiveness and foreign currency hedges. Approximately $184 million ($116 million after income taxes) of net losses in the accumulated other comprehensive income balance as of December 31, 2003 is expected to be reclassified into gas and oil sales during 2004 as the hedged transactions occur. During 2003, net unrealized losses of $20 million (before income taxes) were reclassified from accumulated other comprehensive income to gas and oil sales for certain cash flow hedges of expected future years production for which hedge accounting was discontinued since the expected production was no longer probable. These hedges have been redesignated as hedges of other expected future production.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

9.  Financial Instruments (Continued)

      Below is a summary of the Company’s financial derivative instruments and physical delivery sales contracts through 2005 related to its oil and gas activities (non-trading activities) as of December 31, 2003. The table below shows the hedged volumes per day and the related weighted-average prices for volumes hedged. A substantial portion of these hedges qualify for and receive hedge accounting treatment. There are no significant cash flow hedges beyond 2005.

	2004	2005
Natural Gas
Three-Way Collars (thousand MMBtu/d)	319	19
NYMEX price per MMBtu
Floor sold price	$2.87	$2.20
Floor purchased price	$3.94	$3.00
Ceiling sold price	$5.52	$4.83
Two-Way Collars (thousand MMBtu/d)	44	26
NYMEX price per MMBtu
Floor purchased price	$4.29	$3.76
Ceiling sold price	$6.43	$5.65
Fixed Price (thousand MMBtu/d)	259	33
NYMEX price per MMBtu	$3.86	$3.46
Total (thousand MMBtu/d)	622	78
Basis Swaps (thousand MMBtu/d)	197	53
Price per MMBtu	$(0.13)	$(0.22)

   MMBtu — million British thermal units

   MMBtu/d — million British thermal units per day

	2004	2005
Crude Oil
Three-Way Collars (MBbls/d)	38	—
NYMEX price per barrel
Floor sold price	$20.13	$—
Floor purchased price	$24.61	$—
Ceiling sold price	$30.00	$—
Two-Way Collars (MBbls/d)	3	2
NYMEX price per barrel
Floor purchased price	$22.00	$22.00
Ceiling sold price	$26.32	$26.32
Fixed Price (MBbls/d)	26	—
NYMEX price per barrel	$27.22	$—
Total (MBbls/d)	67	2

   MBbls/d — thousand barrels per day

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

9.  Financial Instruments (Continued)

call establishes a maximum price the Company will receive for the volumes under contract. The fixed price hedges consist of swaps and physical delivery contracts and establish a fixed price the Company will receive for the volumes under contract.

Marketing and Trading Activities  The fair values of the Company’s marketing and trading derivative financial instruments as of December 31, 2003 and 2002 are as follows:

	2003	2002
millions
Fair Value — Asset (Liability)
Current	$33	$24
Noncurrent	4	—

Total	$37	$24

Firm Transportation Keep-Whole Agreement A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke. Most of these agreements were transferred to Duke in the GPM disposition. One agreement was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company’s natural gas. As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract’s expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the Duke keep-whole agreement to potential decreases in future transportation market values. While derivatives are intended to reduce the Company’s exposure to declines in the market value of firm transportation, they also limit the potential to benefit from increases in the market value of firm transportation. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward twelve months. Net receipts from Duke for 2003 and 2002 were $12 million and $17 million, respectively. This keep-whole agreement and any associated derivative instruments are accounted for on a mark-to-market basis.

      The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price quotes beyond the next twelve months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical natural gas basis prices, discounted at 10% per year. Management also periodically evaluates the supply and demand factors (such as expected drilling activity, anticipated pipeline construction projects, expected changes in demand at pipeline delivery points, etc.) that may impact the future market value of the firm transportation capacity to determine if the estimated fair value should be adjusted. The Company recognized other income of $9 million, $35 million and $91 million during 2003, 2002 and 2001, respectively, related to the keep-whole agreement and associated derivative instruments. As of December 31, 2003, accounts payable included $27 million and other long-term liabilities included $49 million related to the keep-whole agreement and associated derivative instruments. As of December 31, 2002 accounts payable included $5 million and other long-term liabilities included $68 million, related to the keep-whole agreement.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

9.  Financial Instruments (Continued)

      Anticipated undiscounted and discounted liabilities for the firm transportation keep-whole agreement at December 31, 2003 are as follows:

	Undiscounted	Discounted
millions
2004	$27	$27
2005	20	18
2006	19	15
2007	14	10
2008	9	5
2009	1	1

Total	$90	$76

      As of December 31, 2003 and 2002, the Company had no material volumes of natural gas hedges under derivative financial instruments related to the firm transportation keep-whole agreement.

Foreign Currency Risk  Anadarko’s Canadian subsidiaries use the Canadian dollar as their functional currency. The Company’s other international subsidiaries use the U.S. dollar as their functional currency. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, the Company is exposed to foreign currency exchange rate risk. In addition, in these subsidiaries, certain asset and liability balances are denominated in currencies other than the subsidiary’s functional currency. These asset and liability balances are remeasured for the preparation of the subsidiary’s financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income during the period.

10.  Preferred Stock

      In 1998, Anadarko issued $200 million of 5.46% Series B Cumulative Preferred Stock in the form of two million Depositary Shares, each Depositary Share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The preferred stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company.

      Anadarko has the option to redeem the shares at $100 per Depositary Share on or after May 15, 2008. Holders of the shares are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per Depositary Share. In the event of a liquidation of the Company, the holders of the shares will be entitled to receive liquidating distributions in the amount of $100 per Depositary Share plus any accrued or unpaid dividends, before any distributions are made on the Company’s common stock.
      Anadarko repurchased $12 million, $2 million and $97 million of preferred stock during 2003, 2002 and 2001, respectively. No gain or loss was recorded in 2003 and 2002 related to the preferred stock repurchases. A gain of $13 million was recorded to paid-in capital during 2001. During 2003, 2002 and 2001, dividends of $54.60 per share (equivalent to $5.46 per Depositary Share) were paid to holders of preferred stock.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

11.  Common Stock and Stock Options

      Following is a schedule of the changes in the Company’s shares of common stock:

	2003	2002	2001
millions
Shares of common stock issued
Beginning of year	255	254	253
Exercise of stock options	2	1	1
Issuance of restricted stock	1	—	—

End of year	258	255	254

Shares of common stock held in treasury
Beginning of year	3	2	—
Purchase of treasury stock	—	1	2

End of year	3	3	2

Shares of common stock held for deferred compensation and unearned employee stock ownership plans
Beginning of year	1	1	1
Issuance of restricted stock	1	—	—

End of year	2	1	1

Shares of common stock held for Executives and Directors Benefits Trust
Beginning of year	2	2	2

End of year	2	2	2

Shares of common stock outstanding at end of year	251	249	249

      In the fourth quarter of 2003, dividends of 14 cents per share were paid to holders of common stock. For the first, second and third quarters of 2003 and the fourth quarter of 2002, dividends of 10 cents per share were paid to holders of common stock. For the first, second and third quarters of 2002 and the fourth quarter of 2001, dividends of 7.5 cents per share were paid to holders of common stock. For the first, second and third quarters of 2001, dividends of 5 cents per share were paid to holders of common stock. The Company’s credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at December 31, 2003 and 2002.

      The Anadarko Dividend Reinvestment and Stock Purchase Plan (DRIP) offers the opportunity to reinvest dividends and provides an alternative to traditional methods of buying, holding and selling Anadarko common stock. The DRIP provides the Company with a means of raising additional capital for general corporate purposes. The Company has a registration statement with the SEC that permits the issuance of up to 10 million shares of common stock under the DRIP. As of December 31, 2003, approximately 9 million shares of common stock were available for issuance under this registration statement.
      Under the Anadarko Stockholders Rights Plan, Rights were attached automatically to each outstanding share of common stock in 1998. Each Right, at the time it becomes exercisable and transferable apart from the common stock, entitles stockholders to purchase from the Company 1/1000th of a share of a new series of junior participating preferred stock at an exercise price of $175. The Right will be exercisable only if a person or group acquires 15% or more of Anadarko common stock or announces a tender offer or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of Anadarko common stock. The Board of Directors may elect to exchange and redeem the Rights. The Rights expire in 2008.
      In 2001, the Board of Directors authorized the Company to purchase up to $1 billion in shares of Anadarko common stock. The share purchases may be made from time to time, depending on market conditions. Shares may be

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

11.  Common Stock and Stock Options (Continued)

purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During 2003, the Company acquired treasury stock only as a result of the unsolicited buyback of shares. In 2002, the Company purchased 1 million shares of common stock for $50 million. During 2001, the Company purchased 2.2 million shares of common stock for $116 million.

      During 2002 and 2001 in conjunction with the stock purchase program, Anadarko sold put options to independent third parties. These put options entitled the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. During 2001, Anadarko sold put options for the purchase of a total of 5 million shares of Anadarko common stock with a notional amount of $240 million. A put option for 1 million shares was exercised and put options for 4 million shares expired unexercised in 2001 and 2002. During 2001, premiums of $15 million were received related to these put options. In 2002, the Company entered into a put option for 1 million shares of Anadarko common stock with a notional amount of $46 million. This put option expired unexercised in 2002. The Company received premiums of $7 million during 2002. The premiums for put options were recorded as increases to paid-in capital. At December 31, 2003, there were no put options outstanding.
      As of December 31, 2003 and 2002, the Company had 2 million shares of common stock in the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. These benefit obligations are provided for under pension plans and deferred compensation plans for certain employees and nonemployee directors of the Company. The obligations included in accounts payable and other long-term liabilities — other are $32 million and $17 million as of December 31, 2003, respectively, and the obligations included in other long-term liabilities — other are $46 million as of December 31, 2002. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust receives dividends. Under the treasury stock method, the shares are not included in the calculation of EPS. The fair market value of these shares is included in common stock and paid-in capital and as a reduction to stockholders’ equity. See Note 20.
      Key employees may be granted options to purchase shares of Anadarko common stock and other stock related awards under the 1993 and the 1999 Stock Incentive Plans. Stock options are generally granted at the fair market value of Anadarko common stock on the date of grant and have a maximum term of 11 years from the date of grant.
      Nonemployee directors may be granted nonqualified stock options or deferred stock under the 1998 Director Stock Plan. Stock options are granted at the fair market value of Anadarko common stock on the date of grant and have a maximum term of ten years from the date of grant.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

11.  Common Stock and Stock Options (Continued)

      Unexercised stock options are included in the diluted EPS using the treasury stock method. Information regarding the Company’s stock option plans is summarized below:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
option shares in millions
Shares under option at beginning of year	15.3	$42.68	14.6	$42.49	14.4	$41.28
Granted	1.0	$43.31	1.4	$41.43	1.0	$58.12
Exercised	(2.1)	$35.82	(0.6)	$32.53	(0.6)	$32.93
Surrendered or expired	(1.6)	$47.55	(0.1)	$53.35	(0.2)	$59.72

Shares under option at end of year	12.6	$43.28	15.3	$42.68	14.6	$42.49

Options exercisable at December 31	9.5	$42.82	11.1	$40.93	7.9	$36.26

Shares available for future grant at end of year	2.1		2.5		3.6

Weighted-average fair value of options granted during the year		$17.83		$24.23		$22.71

      The following table summarizes information about the Company’s stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
	Options	Average	Weighted-	Options	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at Year	Contractual	Exercise	at Year	Exercise
Prices	End	Life (Years)	Price	End	Price

options in millions
$ 0.00-$33.56	2.7	2.9	$27.47	2.6	$29.13
$33.60-$48.44	3.0	5.6	$41.21	1.5	$38.35
$48.53-$48.53	5.6	3.3	$48.53	4.4	$48.53
$48.94-$71.49	1.3	3.8	$58.72	1.0	$59.33

Total	12.6	3.8	$43.28	9.5	$42.82

      In addition, the Plans provide that shares of common stock may be granted as restricted stock. Generally, restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of the restricted stock have all the rights of a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to such shares. During 2003, 2002 and 2001, the Company issued 1.1 million, 0.2 million and 0.2 million shares, respectively, of restricted stock with a weighted-average grant date fair value of $43.64, $48.88 and $61.26 per share, respectively. In 2003, 2002 and 2001, expense related to restricted stock grants was $12 million, $13 million and $14 million, respectively. In 2001, 29,000 shares of unrestricted common stock with a weighted-average grant date fair value of $65.71 per share, were issued. In 2001, administrative and general expense of $2 million was recorded related to these shares.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

11.  Common Stock and Stock Options (Continued)

      The reconciliation between basic and diluted EPS is as follows:

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2003			December 31, 2002			December 31, 2001

			Per Share			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount
millions except per share amounts
Basic EPS
Net income (loss) available to common stockholders before change in accounting principle	$1,240	250	$4.97	$825	248	$3.32	$(183)	250	$(0.73)

Effect of convertible debentures and ZYP-CODES	3	2		9	10		—	—
Effect of dilutive stock options, performance-based stock awards and common stock put options	—	1		—	2		—	—

Diluted EPS
Net income (loss) available to common stockholders before change in accounting principle plus assumed conversion	$1,243	253	$4.91	$834	260	$3.21	$(183)	250	$(0.73)

      For the years ended December 31, 2003, 2002 and 2001, options for 8.4 million, 5.1 million and 1.2 million average shares of common stock, respectively, were excluded from the diluted EPS calculation because the options’ exercise price was greater than the average market price of common stock for the respective period. For the years ended December 31, 2002 and 2001, put options for 0.5 million and 1.8 million average shares, respectively, of common stock were excluded because the put options’ exercise price was less than the average market price of common stock for the period. For the year ended December 31, 2001, there were 15.9 million potential common shares related to outstanding stock options, convertible debentures and ZYP-CODES that were excluded from the computation of diluted EPS because they had an anti-dilutive effect.

12.  Statements of Cash Flows Supplemental Information

      The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

	2003	2002	2001
millions
Interest	$262	$175	$96
Income taxes	$90	$(62)	$169

13.  Transactions with Related Parties and Major Customers

      Anadarko has three Production Sharing Agreements (PSA) with Sonatrach, the national oil and gas enterprise of Algeria. Sonatrach has owned the Company’s common stock since 1986 and at year-end 2003 was the registered owner of 4.8% of Anadarko’s outstanding common stock. Each PSA gives Anadarko the right to explore, develop and produce liquid hydrocarbons in Algeria, subject to the sharing of production with Sonatrach.

      Anadarko has two partners in the Block 404/208 PSA. Approximately $57 million, $23 million and $10 million was paid to Sonatrach in 2003, 2002 and 2001, respectively, for charges related to transportation of oil, oil purchases, well testing services, reservoir studies, laboratory services and equipment usage. During 2003, 2002 and 2001, zero, zero and $7 million, respectively, was received and $2 million was included in accounts receivable and $4 million was included in accounts payable as of December 31, 2003 and 2002, respectively, due to or from Sonatrach for joint interest billings of development costs in Algeria under the PSAs. Sonatrach, Anadarko and its joint venture partners formed a nonprofit company, Groupement Berkine, to carry out the majority of their joint operating activities under the PSA. Sonatrach, Anadarko and its joint venture partners fund the expenditures incurred by Groupement Berkine according to their participating interests under the PSA.
      Anadarko and its partners signed an amendment to the Block 404/208 PSA with Sonatrach in 2001, which allows exploration to resume on Blocks 404, 208 and 211 in areas outside of the exploitation license boundaries encompassing

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

13.  Transactions with Related Parties and Major Customers (Continued)

the previous discoveries. Under the terms of the three-phase exploration program, Anadarko and its joint venture partners will spend a minimum of $55 million and began drilling exploration wells in 2002.

      Anadarko signed two additional PSAs in 2001 and 2002 for Blocks 406b and 403c/e, respectively. The Company’s interest in Block 406b is 60% and in Block 403c/e is 67%. Each agreement is for an initial three year exploration phase with work commitments including seismic acquisition and one exploration well.
      Anadarko and partners have an Engineering, Procurement and Construction (EPC) contract to build an oil production facility in Algeria with Brown & Root-Condor, a company jointly owned by Brown & Root and affiliates of Sonatrach.
      Political unrest continues in Algeria. Anadarko continually monitors the situation and has taken steps to help ensure the safety of employees and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is unable to predict with certainty any effect the current situation may have on activity planned for 2004 and beyond. However, the situation has had no material effect to date on the Company’s operations in Algeria, where the Company has had activities since 1989. The Company’s activities in Algeria also are subject to the general risks associated with all foreign operations.
      Anadarko recognized revenues of $4 million, zero and $12 million in 2003, 2002 and 2001, respectively, for cumulative preferred dividends from OCI Wyoming Co., an equity affiliate. Anadarko owns a 20% common stock interest in OCI Wyoming Co. along with 100% of the cumulative preferred stock.
      The Company’s natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Canada, England, Germany, Ireland, Italy, Mexico, Spain, Switzerland and Turkey. The majority of the Company’s receivables are paid within two months following the month of purchase.
      The Company generally performs a credit analysis of customers prior to making any sales to new customers or increasing credit for existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. As of December 31, 2003 and 2002, accounts receivable are shown net of allowance for uncollectible accounts of $13 million and $16 million, respectively.
      In 2003, 2002 and 2001, sales to affiliates of Duke Energy Corporation were $1.4 billion, $874 million and $1.5 billion, respectively, which accounted for 28%, 23% and 31% of the Company’s total 2003, 2002 and 2001 revenues, respectively.

14.  Segment and Geographic Information

      Anadarko’s primary business segments are vertically integrated business units that are principally within the oil and gas industry. These segments are managed separately because of their unique technology, marketing and distribution requirements. The Company’s three segments are upstream oil and gas activities, marketing and trading activities and minerals activities. The oil and gas exploration and production segment finds and produces natural gas, crude oil, condensate and NGLs. The marketing and trading segment is responsible for gathering, transporting and selling most of Anadarko’s natural gas production as well as volumes of gas, oil and NGLs purchased from third parties. The minerals segment finds and produces minerals in several coal, trona (natural soda ash) and industrial mineral mines. The segment shown as Intercompany Eliminations and All Other includes other smaller operating units, corporate activities, financing activities and intercompany eliminations.

      The Company’s accounting policies for segments are the same as those described in the summary of accounting policies. Management evaluates segment performance based on profit or loss from operations before income taxes and various other factors. Transfers between segments are accounted for at market value.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

14.  Segment and Geographic Information (Continued)

      The following table illustrates information related to Anadarko’s business segments:

				Intercompany
	Oil and Gas	Marketing		Eliminations
	Exploration	and		and All
	and Production	Trading	Minerals	Other	Total
millions
2003
Revenues	$2,977	$142	$29	$1,974	$5,122
Intersegment revenues	1,958	12	—	(1,970)	—

Total revenues	4,935	154	29	4	5,122
Depreciation, depletion and amortization	1,223	18	3	53	1,297
Impairments related to oil and gas properties	103	—	—	—	103
Restructuring costs	15	—	—	25	40
Other costs and expenses	1,087	114	2	271	1,474

Total costs and expenses	2,428	132	5	349	2,914
Other (income) expense	—	(9)	—	243	234

Income (loss) before income taxes	$2,507	$31	$24	$(588)	$1,974

Net properties and equipment	$15,560	$253	$1,199	$384	$17,396

Capital expenditures	$2,719	$33	$—	$40	$2,792

Goodwill	$1,389	$—	$—	$—	$1,389

2002
Revenues	$2,428	$126	$41	$1,250	$3,845
Intersegment revenues	1,236	9	—	(1,245)	—

Total revenues	3,664	135	41	5	3,845
Depreciation, depletion and amortization	1,056	19	3	43	1,121
Impairments related to oil and gas properties	39	—	—	—	39
Other costs and expenses	907	116	2	250	1,275

Total costs and expenses	2,002	135	5	293	2,435
Other (income) expense	—	(35)	—	238	203

Income (loss) before income taxes	$1,662	$35	$36	$(526)	$1,207

Net properties and equipment	$13,204	$237	$1,202	$455	$15,098

Capital expenditures	$2,310	$13	$—	$65	$2,388

Goodwill	$1,434	$—	$—	$—	$1,434

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

14.  Segment and Geographic Information (Continued)

				Intercompany
	Oil and Gas	Marketing		Eliminations
	Exploration	and		and All
	and Production	Trading	Minerals	Other	Total
millions

2001
Revenues	$3,172	$125	$57	$1,364	$4,718
Intersegment revenues	1,371	17	—	(1,388)	—

Total revenues	4,543	142	57	(24)	4,718
Depreciation, depletion and amortization	1,110	12	4	28	1,154
Impairments related to oil and gas properties	2,546	—	—	—	2,546
Other costs and expenses	950	115	4	312	1,381

Total costs and expenses	4,606	127	8	340	5,081
Other (income) expense	—	(91)	—	118	27

Income (loss) before income taxes	$(63)	$106	$49	$(482)	$(390)

Net properties and equipment	$11,765	$253	$1,206	$413	$13,637

Capital expenditures	$3,072	$66	$—	$178	$3,316

Goodwill	$1,430	$—	$—	$—	$1,430

      The following table shows Anadarko’s revenues (based on the origin of the sales) and net properties and equipment by geographic area:

	2003	2002	2001
millions
Revenues
United States	$3,531	$2,463	$3,537
Canada	866	649	794
Algeria	541	574	195
Other International	184	159	192

Total	$5,122	$3,845	$4,718

	2003	2002
millions
Net Properties and Equipment
United States	$12,734	$11,258
Canada	2,924	2,096
Algeria	909	898
Other International	829	846

Total	$17,396	$15,098

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

15.  Restructuring Costs

      In July 2003, Anadarko announced a cost reduction plan to reduce overhead costs from the Company’s cost structure. This plan included a reduction in personnel and corporate expenses and was substantially complete as of December 31, 2003. The related costs are charged to restructuring costs in the income statement as specific liabilities are incurred. The liability balance is included in accounts payable on the balance sheet.

      The following table summarizes the Company’s restructuring costs. Activity for 2003 also represents the cumulative amounts.

	Total
	Expected
	Costs	2003
millions
Costs by category
One-time employee termination benefits	$29	$29
Contract termination costs	3	3
Other	9	8

Total	$41	$40

Costs by segment
Corporate	$25	$25
Oil and gas exploration and production	16	15

Total	$41	$40

      The following table is a reconciliation of the beginning and ending restructuring costs liability balances. The remaining restructuring costs liability at December 31, 2003 is related to one-time employee termination benefits of $2 million and other costs of $3 million.

millions
Restructuring costs liability as of July 1, 2003	$—
Costs incurred during the period	40
Cash payments during the period	(35)

Restructuring costs liability as of December 31, 2003	$5

16.  Other Taxes

      Significant taxes other than income taxes are as follows:

	2003	2002	2001
millions
Production and severance	$154	$99	$139
Ad valorem	116	91	85
Payroll and other	24	24	23

Total	$294	$214	$247

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

17.  Other (Income) Expense

      Other (income) expense consists of the following:

	2003	2002	2001
millions
Foreign currency exchange (gains) losses*	$(19)	$1	$29
Firm transportation keep-whole contract valuation	(9)	(35)	(91)
Ineffectiveness of derivative financial instruments	9	18	(18)
Gas sales contracts — accretion of discount	7	11	14
Other	(7)	5	1

Total	$(19)	$—	$(65)

*	The years ended December 31, 2003, 2002 and 2001, exclude $(8) million, $35 million and $6 million, respectively, in transaction gains (losses) related primarily to remeasurement of the Venezuelan deferred tax liability. These amounts are included in income tax expense.

18.  Income Taxes

      Income tax expense (benefit), including deferred amounts, is summarized as follows:

	2003	2002	2001
millions
Current
Federal	$66	$(8)	$32
State	4	9	5
Foreign	147	178	50

Total	217	179	87

Deferred
Federal	380	194	(38)
State	28	10	(5)
Foreign	104	(7)	(258)

Total	512	197	(301)

Total	$729	$376	$(214)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

18.  Income Taxes (Continued)

      Total income taxes were different than the amounts computed by applying the statutory income tax rate to income (loss) before income taxes. The sources of these differences are as follows:

	2003	2002	2001
millions
Income (Loss) Before Income Taxes
Domestic	$1,359	$706	$67
Foreign	615	501	(457)

Total	$1,974	$1,207	$(390)

Statutory tax rate	35%	35%	35%

Tax computed at statutory rate	$691	$423	$(137)
Adjustments resulting from:
State income taxes (net of federal income tax benefit)	21	12	—
Oil and gas credits	(17)	(15)	(22)
Taxes related to foreign operations (net of federal income tax benefit)	63	(42)	(51)
Reversal of goodwill amortization	—	—	22
Effect of change in Canadian income tax rates	(46)	(5)	(31)
Other — net	17	3	5

Total income tax expense (benefit)	$729	$376	$(214)

Effective tax rate	37%	31%	55%

      The tax benefit of compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders’ equity. For 2003, 2002 and 2001, the tax benefit amounted to $1 million, $8 million and $6 million, respectively.

      Tax benefits related to restructuring of certain foreign operations of $24 million, $49 million and $42 million in 2002, 2001 and 2000, respectively, have been credited to a deferred liability account. That account was charged for $152 million in 2001 as a result of the sale of a wholly-owned subsidiary. The resulting deferred asset balance is being amortized on a straight line basis over a range of 11 to 20 years.
      In 2001, tax expense in the amount of $10 million was recorded directly to goodwill relating to the sale of a wholly-owned subsidiary, which was acquired in a corporate acquisition.
      Certain subsidiaries of the Company are currently under examination by the Internal Revenue Service (IRS) and various foreign jurisdictions for years prior to their acquisition by the Company. As a result of these examinations, the Company determined that a deferred tax liability of approximately $97 million is no longer required. Accordingly, the deferred tax liability balance has been reduced by this amount with a corresponding decrease in goodwill. Future events including the conclusion of examinations by taxing authorities and settlements of intercompany tax sharing agreements with the former parent of an acquired subsidiary may require additional adjustments to goodwill.
      The Company is currently under examination by the IRS for income tax years 2000 to 2002. The Company believes that it has adequately provided for income taxes.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

18.  Income Taxes (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities (assets) at December 31, 2003 and 2002 are as follows:

	2003	2002
millions
Oil and gas exploration and development costs	$3,573	$2,942
Mineral operations	419	423
Other	725	792

Gross noncurrent deferred tax liabilities	4,717	4,157

Net operating loss carryforward	(231)	(102)
Alternative minimum tax credit carryforward	(151)	(146)
Other	(298)	(378)

Gross noncurrent deferred tax assets	(680)	(626)
Less: valuation allowance on deferred tax assets not expected to be realized	215	102

Net noncurrent deferred tax assets	(465)	(524)

Net noncurrent deferred tax liabilities	$4,252	$3,633

      Approximately $58 million of the net increase in the valuation allowance during 2003 is attributable to a change in judgment about the expected realization of an existing foreign deferred tax asset. The remainder of the increase is attributable to the establishment of valuation allowances on deferred tax assets recorded in the current year.

      In accordance with APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” the Company has not recognized federal deferred income taxes on the undistributed earnings of certain of its foreign subsidiaries that are indefinitely reinvested outside the U.S. With respect to its investment in one such subsidiary, the Company has an excess financial statement amount over tax basis. The amount of such excess, a taxable temporary difference in accordance with SFAS No. 109, “Accounting for Income Taxes,” is approximately $560 million. This taxable temporary difference would become taxable in the U.S. in the event of a distribution of the subsidiary’s earnings or a disposition of its shares. Calculation of the federal deferred income taxes related to this taxable temporary difference, which may be partially offset by foreign tax credits, is not practicable.
      Tax carryforwards at December 31, 2003, which are available for future utilization on income tax returns, are as follows:

			Domestic	Foreign
	Domestic	Foreign	Expiration	Expiration
millions
Alternative minimum tax (AMT) credit	$151	$—	Unlimited	—
General business tax credit	$4	$3	2023	2004-2005
Net operating loss — regular tax	$10	$351	2018-2019	2004-Unlimited
Net operating loss — AMT	$10	$—	2018-2019	—
Net operating loss — state	$1,471	$—	2004-2020	—
Capital loss	$23	$21	2006	Unlimited
Foreign tax credit	$26	$—	2005-2008	—

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

19.  Commitments

Leases  The Company has various commitments under noncancelable operating lease agreements for buildings, facilities, aircraft and equipment, the majority of which expire at various dates through 2016. The Company also maintains a capital lease for certain furniture and office walls, which were sold but the liability was retained. The majority of the operating leases are expected to be renewed or replaced as they expire. At December 31, 2003, future minimum lease payments and receipts due under operating and capital leases are as follows:

			Operating
	Capital	Operating	Sublease
	Leases	Leases	Income
millions
2004	$6	$57	$(7)
2005	1	60	(5)
2006	—	60	(5)
2007	—	60	(5)
2008	—	58	(5)
Later years	—	103	(16)

Total future minimum lease payments	7	$398	$(43)

Less: amounts representing interest	—

Present value of minimum capital lease obligations	7

Less: short-term portion of capital lease obligations	6

Long-term portion of capital lease obligations	$1

      Total rental expense, net of sublease income, amounted to $31 million, $42 million and $43 million in 2003, 2002 and 2001, respectively.

Buildings  During 2003, the Company’s two corporate office buildings located in The Woodlands, Texas, were acquired by a wholly-owned subsidiary of a major financial institution from the special purpose entities that had leased the buildings to the Company. The original leases were amended and restated, and, other than the extension of the period of the lease, the terms of the replacement lease between the Company and the real estate development company were essentially unchanged. The total amount funded under the new lease was approximately $214 million. The Company has accounted for this arrangement as an operating lease.

      The lease term is seven years and the monthly lease payments are based on the London interbank borrowing rate applied against the lease balance. The lease contains various covenants including covenants regarding the Company’s financial condition. Default under the lease, including violation of these covenants, could require the Company to purchase the facilities for a specified amount, which approximates the lessor’s original cost of $214 million. As of December 31, 2003, the Company was in compliance with these covenants.
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
      The Company has a $7 million liability and corresponding prepaid rent asset as of December 31, 2003 related to its residual value guarantee on the corporate office buildings. If the Company determines that it is probable that the expected fair value of the property at the end of the lease term will be less than the lease balance, the liability will be adjusted accordingly. Currently, Management does not believe it is probable that the fair market value of the properties will be less than the lease balance at the end of the lease term.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

19.  Commitments (Continued)

Aircraft  The table of future minimum lease payments above includes the Company’s lease payment obligations of $7 million related to an aircraft operating lease financed by a synthetic lease. This lease includes a residual value guarantee for any deficiency if the aircraft is sold for less than the sale option amount (approximately $11 million). In addition, the Company is entitled to any proceeds from a sale of the aircraft in excess of the sale option amount. No liability has been recorded related to this guarantee.

Production Platform  In 2002, the Company entered into an agreement under which a floating production platform for its Marco Polo discovery in Green Canyon Block 608 of the Gulf of Mexico will be installed. The other party to the agreement constructed and owns the platform and production facilities that upon mechanical completion will be operated by Anadarko. The agreement provides that Anadarko dedicate its production from Green Canyon Block 608 and 11 other Green Canyon blocks to the production facilities. The agreement requires a monthly demand charge of slightly over $2 million for five years and a processing fee based upon production throughput. Anadarko’s commitment to begin payments for the monthly demand charges is incurred upon mechanical completion, which is expected in 2004. The table of future minimum lease payments above includes amounts related to the monthly demand charge for this agreement. The agreement does not contain any purchase options, purchase obligations or value guarantees.

20.  Pension Plans, Other Postretirement Benefits and Employee Savings Plans

Pension Plans and Other Postretirement Benefits  The Company has defined benefit pension plans and supplemental pension plans that are noncontributory pension plans. The Company also has a foreign pension plan which is a contributory defined benefit pension plan. The Company also provides certain health care and life insurance benefits for retired employees. Health care benefits are funded by contributions from the Company and the retiree, with the retiree contributions adjusted according to the provisions of the Company’s health care plans. The Company’s retiree life insurance plan is noncontributory. The Company uses a December 31 measurement date for the majority of its plans.

      In 2003, the Company made contributions of $61 million to its funded pension plans, $5 million to its unfunded pension plans and $9 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are made to fund current period benefit payments. In 2004, the Company expects to contribute between $73 million and $78 million to its funded pension plans, $24 million to its unfunded pension plans and $9 million to its unfunded other postretirement benefit plans.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

20.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

      The following table sets forth the Company’s pension and other postretirement benefits changes in benefit obligation, fair value of plan assets, funded status and amounts recognized in the financial statements as of December 31, 2003 and 2002.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002
millions
Change in benefit obligation
Benefit obligation at beginning of year	$489	$417	$131	$123
Service cost	22	14	7	5
Interest cost	34	29	9	8
Plan amendments	21	—	(6)	(7)
Special termination benefits	3	—	—	—
Actuarial loss	26	61	29	8
Foreign currency exchange rate change	8	—	—	—
Benefit payments	(44)	(32)	(9)	(6)

Benefit obligation at end of year	$559	$489	$161	$131

Change in plan assets
Fair value of plan assets at beginning of year	$286	$338	$—	$—
Actual return on plan assets	58	(26)	—	—
Employer contributions	66	6	9	6
Foreign currency exchange rate change	9	—	—	—
Benefit payments	(44)	(32)	(9)	(6)

Fair value of plan assets at end of year	$375	$286	$—	$—

Funded status of the plan	$(184)	$(203)	$(161)	$(131)
Unrecognized actuarial loss	174	195	58	31
Unrecognized prior service cost	8	8	—	8
Unrecognized initial asset	—	(1)	—	—

Total recognized	$(2)	$(1)	$(103)	$(92)

Total recognized amounts in the balance sheet consist of:
Prepaid benefit cost	$21	$24	$—	$—
Accrued benefit liability	(123)	(155)	(103)	(92)
Intangible asset	10	11	—	—
Other comprehensive expense	90	119	—	—

Total recognized	$(2)	$(1)	$(103)	$(92)

      The accumulated benefit obligation for all defined benefit pension plans was $492 million and $427 million as of December 31, 2003 and 2002, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $530 million, $463 million and $332 million, respectively, as of December 31, 2003, and $467 million, $404 million and $251 million, respectively, as of December 31, 2002. The Company’s benefit obligation under the unfunded pension plans are secured by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust. See Note 11.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

20.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

Part D. Under FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has made a one-time election to defer accounting for the effect of the Act for the year ended December 31, 2003. The accumulated projected benefit obligation and the net periodic benefit cost included in other benefits do not reflect the effects of the Act on the Plan. The authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require the Company to change previously reported information.

      The following table sets forth the Company’s pension and other postretirement benefit cost.

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001
millions
Components of net periodic benefit cost
Service cost	$22	$14	$11	$7	$5	$3
Interest cost	34	29	27	9	8	6
Expected return on plan assets	(30)	(31)	(28)	—	—	—
Settlements	17	—	—	—	—	—
Special termination benefits	3	—	—	—	—	—
Amortization values and deferrals	14	4	1	2	1	(1)

Net periodic benefit cost	$60	$16	$11	$18	$14	$8

      As a result of the Company’s cost reduction plan, a special termination benefit charge of $3 million was expensed to restructuring costs in 2003. See Note 15. As a result of executive retirements, a settlement charge of $17 million was expensed to administrative and general expense. The increase (decrease) in the Company’s minimum liability included in other comprehensive income related to the pension plans was $(29) million, $115 million and $4 million for 2003, 2002 and 2001, respectively.

      Following are the weighted-average assumptions used by the Company in determining the accumulated pension and other postretirement benefit obligations as of December 31, 2003 and 2002:

	Pension		Other
	Benefits		Benefits

	2003	2002	2003	2002
percent

Discount rate	6.25%	6.75%	6.25%	6.75%
Rates of increase in compensation levels	5.0%	5.0%	5.0%	5.0%

      Following are the weighted-average assumptions used by the Company in determining the net periodic pension and other postretirement benefit cost for 2003 and 2002:

	Pension		Other
	Benefits		Benefits

	2003	2002	2003	2002
percent

Discount rate	6.75%	7.25%	6.75%	7.25%
Long-term rate of return on plan assets	8.0%	9.0%	n/a	n/a
Rates of increase in compensation levels	5.0%	5.0%	5.0%	5.0%

      The Company has adopted a balanced, diversified investment strategy, with the intent of maximizing returns without exposure to undue risk. Investments are made through investment managers across several investment categories (Domestic Large and Small Cap, International, Domestic Fixed Income, Real Estate and Private Equity), with selective exposure to Growth/ Value investment styles. Each investment is expected to perform relative to the appropriate index benchmark for its category. Target asset allocation percentages by major category to be implemented

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

20.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

in 2004 are 65% equity securities, 25% fixed income, 5% real estate and 5% private equity. Investment managers have full discretion as to investment decisions regarding all funds under their management to the extent permitted within investment guidelines. Certain investments are prohibited, including short sales, sales on margin, securities of companies in bankruptcy, investments in financial futures and commodities and currency exchanges.

      The Company’s pension plan as of December 31, 2003 and 2002 was comprised of assets by category as follows:

	2003	2002
percent

Assets
Equity securities	69%	55%
Fixed income	27	43
Other	4	2

Total	100%	100%

      There are no direct investments in Anadarko common stock included in plan assets, however there may be indirect investments in Anadarko common stock through the plans’ mutual fund investments. The expected long-term rate of return on assets assumption was determined using the year-end 2003 pension investment balances by category and projected target asset allocations for 2004. The expected return for each of these categories was determined by using capital market projections provided by the Company’s external pension consultants, with consideration of actual ten-year performance statistics for investments in place. The return assumption is slightly conservative in recognition of the accumulated unrecognized loss included in net assets of the Company’s pension plans.

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

	Pension Benefits	Other Benefits
millions

2004	$62	$9
2005	45	8
2006	49	9
2007	53	10
2008	53	10
2009-2013	293	66

      For year-end 2003 measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5% in 2008 and later years. For year-end 2002 measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5% in 2006 and later years. The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plan. A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
millions
Effect on total of service and interest cost components	$3	$(3)
Effect on other postretirement benefit obligation	$19	$(16)

Employee Savings Plan  The Company has an employee savings plan (ESP), which is a defined contribution plan. The Company matches a portion of employees’ contributions with shares of the Company’s common stock. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $14 million, $12 million and $11 million during 2003, 2002 and 2001, respectively. The contributions were funded through the Employee Stock Ownership Plan (ESOP).

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

20.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

Employee Stock Ownership Plan  The ESOP shares, which are held in trust, were originally purchased with the proceeds from a 30-year loan from a subsidiary in 1997. These shares were pledged as collateral for the loan. As loan payments are made, shares are released from collateral, based on the proportion of debt service paid. Scheduled principal and interest requirements are funded with dividends paid on the ESOP shares and with cash contributions from the Company. Principal or interest prepayments may be made to ensure that the Company’s minimum matching obligation is met.

      Shares held by the ESOP are included in the computation of earnings per share as ESOP shares are released from collateral. Releases of ESOP shares are allocated to participants’ accounts and are charged to compensation expense at the fair market value of the shares on the date of the employer match.
      As of December 31, 2003 and 2002, the unallocated shares in the ESOP were 0.4 million and 0.7 million, respectively, and the fair value of unallocated ESOP shares at December 31, 2003 and 2002 was $18 million and $32 million, respectively. In 2003, 2002 and 2001, no compensation cost related to the allocation of ESOP shares, other than expense under the ESP, was recorded.

21.  Contingencies

General  The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at a refinery in Corpus Christi, Texas, which a company Anadarko acquired by merger in 2000 sold in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings.

Royalty Litigation  The Company is subject to various claims from its royalty owners in the regular course of its business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead, and basis valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the “Gas Qui Tam case”) filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants improperly measured and otherwise undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company’s present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. The case was transferred to the U.S. District Court, Multi-District Litigation (MDL) Docket pending in Wyoming. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright’s failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. The MDL Panel remanded the case to the federal court in Lufkin, Texas without ruling on the motions for dismissal. The proceedings were delayed for procedural reasons as the case was remanded and a new judge was appointed; however, the Company now expects to obtain a hearing on its motions for dismissal in early 2004.

      A group of royalty owners purporting to represent Anadarko’s gas royalty owners in Texas was granted class action certification styled Neinast, Russell, et al. v. Union Pacific Resources Company, et al. in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners’ pleadings did not specify the damages being claimed, although a demand for damages in the amount of

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

21.  Contingencies (Continued)

$100 million was asserted. The Company appealed the class certification order. A favorable decision from the Houston Court of Appeals decertified the class. The royalty owners did not appeal this matter to the Texas Supreme Court and the decision from the Houston Court of Appeals became final in the second quarter of 2002. In the fourth quarter of 2003, the royalty owners filed a new petition alleging that the class may properly be brought so long as “sub-class” groups are broken out. The Company is vigorously contesting this new petition. The same attorneys who filed the Neinast lawsuit as a state-wide class action also filed a lawsuit, styled Hankins, Lowell F., et al. v. Union Pacific Resources Group Inc., et al., in the 112th Judicial District Court, Crockett County, Texas. The two lawsuits are substantially identical, except that the Hankins lawsuit is limited to royalty owners in Crockett and Sutton Counties. The Texas Supreme Court has reversed certification of this class; however, as with the Neinast case, the plaintiffs have indicated that they may seek certification of sub-classes and continue to prosecute the claims. The Company continues to vigorously defend itself against the claims.

      A class action lawsuit styled Gilbert H. Coulter, et al. v. Anadarko Petroleum Corporation has been certified in the 26th Judicial District Court, Stevens County, Kansas. In this action, the royalty owners contend that royalty was underpaid as a result of the deduction for certain post-production costs in the calculation of royalty. The Company believes that its method of calculating royalty was proper, and thus plaintiffs’ claims are without merit. This case was certified as a class action in August 2000 and was tried in February 2002. It is uncertain at this time when the trial court will render its ruling.
      A royalty owner action styled Texas Osage Royalty Pool, Inc. v. UPRG, Inc., UP Fuels, Inc., et al. filed in January 1997 in the 335th District Court of Lee County, Texas became active during the first quarter of 2003. The case involves allegations that a company Anadarko acquired by merger in 2000, UPRG, Inc., failed to properly pay royalties due Texas Osage. In addition, the plaintiff contends that the Company failed to comply with express and implied provisions of various leases between April 1993 and the present. The Company is vigorously contesting the claims and believes royalties were properly paid based upon prices received in sales made to third-party purchasers or at sales prices comparable to third-party sales. The plaintiff served expert reports in the third quarter of 2003, which calculate the plaintiff’s royalty damages in a range between $4 million and $5 million. The plaintiff also claims additional damages of approximately $2 million with regard to certain specific land and development issues. The Company disputes these claims and the trial is scheduled for June 2004.

T-Bar X Lawsuit  T-Bar X Limited Company v. Anadarko Petroleum Corporation, a case filed in the 82nd Judicial District Court of Robertson County, Texas, involves a dispute regarding a confidentiality agreement that Anadarko executed in August 1999. On January 28, 2004, based upon a jury verdict, the court entered a $145 million judgment in favor of the plaintiff as follows: $40 million in actual damages; $100 million in punitive damages; and, $5 million in pre-judgment interest. The Company believes that it has strong arguments for a reversal on appeal. Anadarko and outside counsel believe that, following appeals, it is not probable that the judgment will be affirmed. If a judgment is reversed and remanded for a new trial, Anadarko will vigorously defend itself on retrial. While the ultimate outcome and impact of this claim on Anadarko cannot be predicted with certainty, Anadarko believes that the resolution of these proceedings will not have a material adverse effect on its consolidated financial position.

Superfund — Operating Industries, Inc. (Federal) — The former municipal industrial landfill, located in Monterey Park, California, was operational between 1948 and 1984. A company Anadarko acquired by merger in 2000 was noticed as a Potentially Responsible Party in June 1986 for its Wilmington Production Field’s and Wilmington Refinery’s contributions. The Company participated in a settlement with the Environmental Protection Agency. The Company’s share of the settlement was about $5 million.

CITGO Litigation CITGO Petroleum Corporation’s (CITGO) claims arise out of an Asset Purchase and Contribution Agreement in 1987 whereby a company Anadarko acquired by merger in 2000 sold a refinery located in Corpus Christi, Texas to CITGO’s predecessor. After the sale of the refinery, numerous individuals living near the refinery sued CITGO (the Neighborhood Litigation) thereby implicating the Asset Purchase and Contribution Agreement indemnity provision. CITGO and Anadarko eventually entered into a settlement agreement to allocate, on an interim basis, each

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

21.  Contingencies (Continued)

party’s liability for defense and liability cost in that and related litigation. That agreement provides that once the Neighborhood Litigation and certain related claims are resolved, then the parties will determine their final indemnity obligations to each other through binding arbitration. At the present time, Anadarko and CITGO have agreed to defer arbitrating the allocation of responsibility for this liability in order to focus their efforts on a global settlement. Arbitration will resume upon request of either CITGO or Anadarko. Negotiations and discussions with CITGO continue. Anadarko has offered to settle all outstanding issues for approximately $4 million and a liability for this amount has been accrued.

Kansas Ad Valorem Tax  The Natural Gas Policy Act of 1978 allowed a “severance, production or similar” tax to be included as an add-on, over and above the maximum lawful price charged for natural gas. Based on the Federal Energy Regulatory Commission (FERC) ruling that the Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax. FERC’s ruling regarding the ability of producers to collect the Kansas ad valorem tax was appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). Ultimately, the D.C. Circuit issued a decision on August 2, 1996 ruling that producers must refund all Kansas ad valorem taxes collected relating to production since October 1983. The Company filed a petition for writ of certiorari with the Supreme Court. That petition was denied on May 12, 1997.

      During 2003, the PanEnergy litigation related to these refunds was settled. The Company has a reserve of about $2 million for three other Kansas ad valorem tax refunds. The Company has reached agreements to settle the three remaining claims, subject to formal FERC approval, which the Company expects to receive in the first half of 2004. Upon receipt of final FERC approval, the Company expects to conclude those settlements by paying approximately $2 million. After those settlements are concluded, all claims for refunds related to Kansas ad valorem taxes will be fully resolved.

Other  The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, the liability with respect to these actions will not have a material effect on the Company.

Lease Agreement  The Company, through one of its affiliates, is a party to a lease agreement (base lease) for the leveraged lease financing of the Corpus Christi West Plant Refinery (West Plant). The initial term of the lease expired December 31, 2003, but Anadarko has renewal options extending through January 31, 2011. At the conclusion of the initial term of the base lease or any renewal period, the Company has the right to purchase the West Plant at the fair market sales value. On January 31, 2011, the Company has the right to purchase the West Plant at a fair market sales value computed using a specified formula, which the Company believes will result in a nominal price. The West Plant has been subleased to CITGO with sublease payments during the initial term equal to the Company’s base lease payments and during any renewal period equal to the lesser of the base lease rental, which will be tied to the annual fair market rental value or a specified maximum amount. Additionally, CITGO has the option under the sublease to purchase the West Plant from the Company at the conclusion of the initial term or any renewal term at the fair market sales value, or on January 31, 2011 at a nominal price. If the fair market rental value of the base lease during any renewal term exceeds CITGO’s maximum obligation under the sublease, or if CITGO purchases the West Plant on January 31, 2011 and the fair market sales value of the West Plant is greater than the purchase amount specified in the sublease, the Company will be obligated to pay the excess amounts. The fair market rental value of the West Plant for the renewal term is currently being determined by the appraisal process as specified in the lease agreement. In order to resolve certain issues raised by the appraisers, the parties entered into an arbitration agreement. Through the arbitration process, issues of contractual interpretation will be clarified to allow the appraisers to complete their value determination. As of December 31, 2003, Anadarko had not recorded a liability for any loss relating to the lease renewals.

Guarantees  Anadarko is guarantor for certain obligations of its wholly-owned and consolidated subsidiaries, which are included in the consolidated financial statements and notes. The Company has also made residual value guarantees

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

21.  Contingencies (Continued)

in connection with aircraft operating leases for any deficiency if the aircraft are sold for less than the maximum lessee risk amount of approximately $15 million. No liability has been recorded related to these guarantees.

      The Company is guarantor for specific financial obligations of a trona mining affiliate. The investment in this entity, which is not a consolidated subsidiary, is accounted for using the equity method. The Company has guaranteed a portion of amounts due under a revolving credit agreement and various letters of credit used to secure industrial revenue bonds. The Company’s guarantee under the revolving credit agreement expires in 2005 coinciding with the maturity of that agreement. The Company’s guarantees under the letters of credit securing the industrial revenue bonds expire in 2004; however, these letters of credit and the related guarantees are expected to be extended or to continue until the maturity dates of the obligations which range from 2005 to 2018. The Company would be obligated to pay up to $15 million for the revolving credit agreement and $15 million for the industrial revenue bonds if the affiliate defaulted on these obligations. No liability has been recognized for these guarantees as of December 31, 2003.
      In connection with its various acquisitions, the Company routinely indemnifies the former officers and directors of acquired companies in respect to acts or omissions occurring prior to the effective date of the acquisition. The Company also agrees to maintain directors’ and officers’ liability insurance on these individuals with respect to acts or omissions occurring prior to the acquisition, generally for a period of six years. No liability has been recognized for these indemnifications.
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

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Exploration and Production Activities

      The following is historical revenue and cost information relating to the Company’s oil and gas activities.

Costs Excluded

      Excluded from amounts subject to amortization as of December 31, 2003 and 2002 are $2.5 billion and $3.1 billion, respectively, of costs associated with unproved properties and major development projects. The majority of the evaluation activities are expected to be completed within five to ten years.

Costs Excluded by Year Incurred

	Year Costs Incurred				Excluded
					Costs at
	Prior				Dec. 31,
	Years	2001	2002	2003	2003
millions
Property acquisition	$1,013	$59	$159	$137	$1,368
Exploration	347	217	115	209	888
Capitalized interest	41	84	54	89	268

Total	$1,401	$360	$328	$435	$2,524

Costs Excluded by Country

				Other
	U.S.	Canada	Algeria	International	Total
millions
Property acquisition	$1,288	$80	$—	$—	$1,368
Exploration	521	228	9	130	888
Capitalized interest	221	35	—	12	268

Total	$2,030	$343	$9	$142	$2,524

Changes in Costs Excluded by Country

				Other
	U.S.	Canada	Algeria	International	Total
millions
December 31, 2001	$2,760	$592	$—	$221	$3,573
Additional costs incurred	899	74	11	66	1,050
Costs transferred to DD&A pool	(1,279)	(160)	—	(102)	(1,541)
Impact of foreign currency exchange rate changes	—	3	—	—	3

December 31, 2002	2,380	509	11	185	3,085
Additional costs incurred	487	60	—	57	604
Costs transferred to DD&A pool	(837)	(329)	(2)	(100)	(1,268)
Impact of foreign currency exchange rate changes	—	103	—	—	103

December 31, 2003	$2,030	$343	$9	$142	$2,524

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Capitalized Costs Related to Oil and Gas Producing Activities

	2003	2002
millions
United States
Capitalized
Unproved properties	$2,030	$2,380
Proved properties	15,213	12,639

	17,243	15,019
Accumulated depreciation, depletion and amortization	6,309	5,621

Net capitalized costs	10,934	9,398

Canada
Capitalized
Unproved properties	343	509
Proved properties	4,401	2,870

	4,744	3,379
Accumulated depreciation, depletion and amortization	1,846	1,309

Net capitalized costs	2,898	2,070

Algeria
Capitalized
Unproved properties	9	11
Proved properties	1,136	1,052

	1,145	1,063
Accumulated depreciation, depletion and amortization	246	173

Net capitalized costs	899	890

Other International
Capitalized
Unproved properties	142	185
Proved properties	998	821

	1,140	1,006
Accumulated depreciation, depletion and amortization	311	160

Net capitalized costs	829	846

Total
Capitalized
Unproved properties	2,524	3,085
Proved properties	21,748	17,382

	24,272	20,467
Accumulated depreciation, depletion and amortization	8,712	7,263

Net capitalized costs	$15,560	$13,204

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Costs Incurred in Oil and Gas Producing Activities

	2003	2002	2001
millions
United States — Capitalized
Property acquisition
Exploration	$100	$341	$156
Development	203	248	31
Exploration	454	654	840
Development(1)	1,251	715	1,196

Total United States — Finding and Development Costs	2,008	1,958	2,223

Plus: Asset retirement costs	164	—	—
Less: Actual retirement expenditures	(15)	—	—

Total United States — Costs Incurred(2)	2,157	1,958	2,223

Canada — Capitalized
Property acquisition
Exploration	24	25	309
Development	—	3	835
Exploration	176	138	223
Development(1)	297	237	233

Total Canada — Finding and Development Costs	497	403	1,600

Plus: Asset retirement costs	15	—	—
Less: Actual retirement expenditures	(5)	—	—

Total Canada — Costs Incurred(2)	507	403	1,600

Algeria — Capitalized
Exploration	17	15	2
Development(1)	61	140	179

Total Algeria — Finding and Development Costs	78	155	181

Plus: Asset retirement costs	1	—	—
Less: Actual retirement expenditures	—	—	—

Total Algeria — Costs Incurred(2)	79	155	181

Other International — Capitalized
Property acquisition
Exploration	—	11	30
Development	—	26	67
Exploration	66	54	65
Development(1)	70	108	136

Total Other International — Finding and Development Costs	136	199	298

Plus: Asset retirement costs	7	—	—
Less: Actual retirement expenditures	—	—	—

Total Other International — Costs Incurred(2)	$143	$199	$298

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Costs Incurred in Oil and Gas Producing Activities (Continued)

	2003	2002	2001
millions
Total — Capitalized
Property acquisition
Exploration	$124	$377	$495
Development	203	277	933
Exploration	713	861	1,130
Development(1)	1,679	1,200	1,744

Total — Finding and Development Costs	2,719	2,715	4,302

Plus: Asset retirement costs	187	—	—
Less: Actual retirement expenditures	(20)	—	—

Total Costs Incurred(2)	$2,886	$2,715	$4,302

(1)	Development costs for 2003 include costs related to December 31, 2002 proved undeveloped reserves of $507 million for the United States, $92 million for Canada, $35 million for Algeria and $25 million for Other International, which total $659 million. Development costs for 2002 include costs related to December 31, 2001 proved undeveloped reserves of $336 million for the United States, $65 million for Canada, $87 million for Algeria and $70 million for Other International, which total $558 million.

(2)	The 2003 total costs incurred include asset retirement costs and exclude actual asset retirement expenditures in accordance with the Financial Accounting Standards Board staff memorandum issued January 21, 2004. The 2003 total costs incurred exclude the initial asset retirement costs of $352 million as of January 1, 2003. Finding and development costs are consistent with prior years’ costs incurred.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Results of Operations for Producing Activities

      The following schedule includes only the revenues from the production and sale of gas, oil, condensate and NGLs. Results of operations from gas, oil and NGLs marketing and gas gathering are excluded. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include DD&A allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

	2003	2002	2001
millions
United States
Net revenues from production
Third-party sales of gas, oil, condensate and NGLs	$2,053	$1,570	$2,237
Gas and oil sold to consolidated affiliates	1,392	804	1,212

	3,445	2,374	3,449
Production costs
Direct operating expenses	349	312	303
Cost of product and transportation	126	107	153
Production related administrative and general expenses	16	14	14
Other taxes	247	172	201

	738	605	671
Depreciation, depletion and amortization	827	710	792
Impairments related to oil and gas properties	—	—	1,701
Restructuring costs	15	—	—

	1,865	1,059	285
Income tax expense	647	365	81

Results of operations	$1,218	$694	$204

DD&A rate per net equivalent barrel	$6.15	$5.46	$5.54

Canada
Net revenues from production
Third-party sales of gas, oil, condensate and NGLs	$828	$629	$760
Gas and oil sold to consolidated affiliates	30	12	23

	858	641	783
Production costs
Direct operating expenses	163	156	158
Cost of product and transportation	22	19	15
Production related administrative and general expenses	39	31	16
Other taxes	18	18	14

	242	224	203
Depreciation, depletion and amortization	259	215	225
Impairments related to oil and gas properties	—	—	808

	357	202	(453)
Income tax expense (benefit)	147	86	(193)

Results of operations	$210	$116	$(260)

DD&A rate per net equivalent barrel	$8.58	$6.09	$6.62

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Results of Operations for Producing Activities (Continued)

	2003	2002	2001
millions
Algeria
Net revenues from production
Third-party sales of oil	$171	$182	$59
Oil sold to consolidated affiliates	370	392	136

	541	574	195
Production costs
Direct operating expenses	22	14	9
Cost of product and transportation	18	17	6
Production related administrative and general expenses	8	10	6

	48	41	21
Depreciation, depletion and amortization	70	69	24

	423	464	150
Income tax expense	161	176	54

Results of operations	$262	$288	$96

DD&A rate per net equivalent barrel	$3.68	$2.93	$3.00

Other International
Net revenues from production
Third-party sales of gas, oil and condensate	$124	$131	$193
Oil sold to consolidated affiliates	60	28	—

	184	159	193
Production costs
Direct operating expenses	62	60	49
Cost of product and transportation	—	—	8
Production related administrative and general expenses	5	5	6
Other taxes	2	3	17

	69	68	80
Depreciation, depletion and amortization	67	62	69
Impairments related to oil and gas properties	103	39	37

	(55)	(10)	7
Income tax expense (benefit)	(22)	(4)	3

Results of operations	$(33)	$(6)	$4

DD&A rate per net equivalent barrel	$8.44	$7.75	$5.31

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Results of Operations for Producing Activities (Continued)

	2003	2002	2001
millions
Total
Net revenues from production
Third-party sales of gas, oil, condensate and NGLs	$3,176	$2,512	$3,249
Gas and oil sold to consolidated affiliates	1,852	1,236	1,371

	5,028	3,748	4,620
Production costs
Direct operating expenses	596	542	519
Cost of product and transportation	166	143	182
Production related administrative and general expenses	68	60	42
Other taxes	267	193	232

	1,097	938	975
Depreciation, depletion and amortization	1,223	1,056	1,110
Impairments related to oil and gas properties	103	39	2,546
Restructuring costs	15	—	—

	2,590	1,715	(11)
Income tax expense (benefit)	933	623	(55)

Results of operations	$1,657	$1,092	$44

DD&A rate per net equivalent barrel	$6.38	$5.36	$5.61

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves

      The following table shows internal estimates prepared by the Company’s engineers of proved reserves, proved developed reserves and proved undeveloped reserves (PUDs), net of royalty interests, of natural gas, crude oil, condensate and NGLs owned at year-end and changes in proved reserves during the last three years. Volumes for natural gas are in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch and volumes for oil, condensate and NGLs are in millions of barrels (MMBbls). Total volumes are in millions of barrels of oil equivalent (MMBOE). For this computation, one barrel is the equivalent of six thousand cubic feet of gas. NGLs are included with oil and condensate reserves and the associated shrinkage has been deducted from the gas reserves.

      Algerian reserves are shown in accordance with the Production Sharing Agreement (PSA). The reserves include estimated quantities allocated to Anadarko for recovery of costs and Algerian taxes and Anadarko’s net equity share after recovery of such costs. Other international reserves are shown in accordance with the respective PSA or risk service contract and are calculated using the economic interest method.
      The Company’s reserves increased in 2003 primarily from exploration and development drilling, offset in part by production. The Company’s reserves increased in 2002 primarily from exploration and development drilling and corporate acquisitions, offset in part by production, downward revisions to prior estimates and divestitures. The downward revisions in 2002 were partially due to a downward price revision of 36 MMBOE in Venezuela. Under the terms of Anadarko’s risk service contract with the national oil company of Venezuela, Anadarko earns a fee that is translated into barrels of oil based on current prices. This means that higher oil prices reduce the Company’s reported oil reserves and production volumes from that project; however, reserve and production fluctuations due to the economic interest calculation have no impact on the value of the project. The Company’s reserves increased in 2001 primarily from exploration and development drilling and corporate acquisitions, offset in part by production, divestitures and downward revisions to prior estimates due to low year-end prices.
      The Company’s estimates of proved reserves are made using all available geological and reservoir data as well as production performance data. These estimates, made by the Company’s engineers, are reviewed annually and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits sooner.
      In 2003, Anadarko bolstered its internal control of these estimates by using a corporate review team comprised of five technical experts: four members from within Anadarko who are independent of the operating groups responsible for the reserve estimates, and one member from Netherland, Sewell & Associates, Inc. (NSA), an independent worldwide reserves consultant. The procedures and methods used by Anadarko in preparing its estimates of proved reserves and future revenues, as of December 31, 2003, were reviewed by the team. Through participation on the team, NSA reviewed more than 70% of the Company’s 2003 reserve additions, as well as specific major properties representing about half of Anadarko’s total worldwide reserves. NSA determined that the general methods and procedures used by Anadarko in the reserve estimation process were reasonable and prepared in accordance with SEC Regulation S-X Rule 4-10(a) and generally accepted petroleum engineering and evaluation principles. A copy of the NSA report is attached as Exhibit 99.1 of this Form 10-K.
      The Company has initiated an effort to annually report the status of its PUDs. The Company annually reviews all PUDs, with a particular focus on those PUDs that have been booked for three or more years, to ensure that there is an appropriate plan for development. Generally, onshore United States PUDs are converted to proved developed reserves within two years. Certain projects, such as improved oil recovery, arctic development, deepwater development and many international programs, may take longer, sometimes beyond five years. Nearly 75% of the Company’s PUDs booked prior to 1999 are in Algeria and are being developed according to a government approved plan. The remaining PUDs booked prior to 1999 are primarily associated with ongoing programs in the onshore United States for improved recovery and arctic development.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves (Continued)

      The following table presents the Company’s PUDs vintage, geographic location and percentage of total proved reserves as of December 31, 2003:

						Percentage
				Other		of Total
	U.S.	Canada	Algeria	Int’l	Total	Proved Reserves
MMBOE
Year added
2003	268	23	27	10	328	13%
2002	63	24	13	—	100	4%
2001	92	16	36	40	184	7%
2000	10	9	20	19	58	2%
1999	4	—	7	—	11	1%
Prior years	29	—	76	—	105	4%

Total Proved Undeveloped Reserves	466	72	179	69	786	31%

Total Proved Reserves	1,704	314	361	134	2,513

Percentage of Total Proved Reserves	27%	23%	50%	51%	31%

      The following table compares the December 31, 2003 PUDs to the December 31, 2002 PUDs by year added. It illustrates the Company’s effectiveness in converting PUDs to developed reserves.

	2003	2002	% Reduction
MMBOE
Year added
2003	328	—	n/a
2002	100	154	35%
2001	184	340	46%
2000	58	78	26%
1999	11	13	15%
Prior years	105	175	40%

Total Proved Undeveloped Reserves	786	760

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves (Continued)

	Natural Gas				Oil, Condensate and NGLs
	(Bcf)				(MMBbls)

			Other					Other
	U.S.	Canada	Int’l	Total	U.S.	Canada	Algeria	Int’l	Total

Proved Reserves
December 31, 2000	5,219	847	27	6,093	458	79	364	145	1,046
Revisions of prior estimates	(172)	(17)	—	(189)	(23)	(3)	(12)	15	(23)
Extensions, discoveries and other additions	1,186	171	—	1,357	91	8	44	30	173
Improved recovery	(9)	2	—	(7)	(5)	9	—	—	4
Purchases in place	2	407	146	555	1	30	—	33	64
Sales in place	(5)	(48)	(26)	(79)	(1)	(1)	—	(45)	(47)
Production	(573)	(121)	(1)	(695)	(48)	(14)	(9)	(14)	(85)

December 31, 2001	5,648	1,241	146	7,035	473	108	387	164	1,132
Revisions of prior estimates	78	(42)	(2)	34	33	(15)	5	(52)	(29)
Extensions, discoveries and other additions	445	303	—	748	51	8	3	—	62
Improved recovery	(6)	—	—	(6)	8	—	—	—	8
Purchases in place	86	1	—	87	60	—	—	13	73
Sales in place	(53)	(25)	—	(78)	(2)	(24)	—	—	(26)
Production	(505)	(135)	—	(640)	(45)	(13)	(23)	(8)	(89)

December 31, 2002	5,693	1,343	144	7,180	578	64	372	117	1,131
Revisions of prior estimates	(197)	57	—	(140)	14	2	3	—	19
Extensions, discoveries and other additions	982	221	—	1,203	55	4	5	—	64
Improved recovery	18	2	—	20	72	2	—	—	74
Purchases in place	115	48	—	163	27	—	—	—	27
Sales in place	(21)	(38)	—	(59)	(4)	—	—	—	(4)
Production	(503)	(140)	—	(643)	(51)	(7)	(19)	(8)	(85)

December 31, 2003	6,087	1,493	144	7,724	691	65	361	109	1,226

Proved Developed Reserves
December 31, 2000	4,424	720	16	5,160	355	59	98	85	597
December 31, 2001	4,247	1,028	—	5,275	321	79	154	72	626
December 31, 2002	4,299	995	—	5,294	377	46	191	72	686
December 31, 2003	4,725	1,164	—	5,889	451	48	182	65	746
Proved Undeveloped Reserves
December 31, 2000	795	127	11	933	103	20	266	60	449
December 31, 2001	1,401	213	146	1,760	152	29	233	92	506
December 31, 2002	1,394	348	144	1,886	201	18	181	45	445
December 31, 2003	1,362	329	144	1,835	240	17	179	44	480

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves (Continued)

	Total
	(MMBOE)

				Other
	U.S.	Canada	Algeria	Int’l	Total

Proved Reserves
December 31, 2000	1,327	220	364	150	2,061
Revisions of prior estimates	(52)	(6)	(12)	15	(55)
Extensions, discoveries and other additions	290	36	44	30	400
Improved recovery	(6)	9	—	—	3
Purchases in place	1	99	—	57	157
Sales in place	(1)	(9)	—	(50)	(60)
Production	(144)	(34)	(9)	(14)	(201)

December 31, 2001	1,415	315	387	188	2,305
Revisions of prior estimates	46	(23)	5	(51)	(23)
Extensions, discoveries and other additions	124	59	3	—	186
Improved recovery	8	—	—	—	8
Purchases in place	74	—	—	13	87
Sales in place	(11)	(28)	—	—	(39)
Production	(130)	(35)	(23)	(8)	(196)

December 31, 2002	1,526	288	372	142	2,328
Revisions of prior estimates	(19)	11	3	—	(5)
Extensions, discoveries and other additions	219	41	5	—	265
Improved recovery	75	2	—	—	77
Purchases in place	46	8	—	—	54
Sales in place	(8)	(6)	—	—	(14)
Production	(135)	(30)	(19)	(8)	(192)

December 31, 2003	1,704	314	361	134	2,513

Proved Developed Reserves
December 31, 2000	1,092	179	98	88	1,457
December 31, 2001	1,029	250	154	72	1,505
December 31, 2002	1,093	212	191	72	1,568
December 31, 2003	1,238	242	182	65	1,727
Proved Undeveloped Reserves
December 31, 2000	235	41	266	62	604
December 31, 2001	386	65	233	116	800
December 31, 2002	433	76	181	70	760
December 31, 2003	466	72	179	69	786

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Discounted Future Net Cash Flows

      Estimates of future net cash flows from proved reserves of gas, oil, condensate and NGLs were made in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.” The amounts were prepared by the Company’s engineers and are shown in the following table. The estimates are based on prices at year-end. Gas, oil, condensate and NGLs prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future cash inflows are reduced by estimated future development, production, abandonment and dismantlement costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense.

      At December 31, 2003, the present value (discounted at 10%) of future net revenues from Anadarko’s proved reserves was $27.8 billion, before income taxes, and $18.8 billion, after income taxes, (stated in accordance with the regulations of the SEC and the Financial Accounting Standards Board). The after income taxes increase of $4.7 billion or 33% in 2003 compared to 2002 is primarily due to additions of proved reserves related to successful drilling and development and higher natural gas prices at year-end 2003. Derivative contracts that qualify as cash flow hedges have not been included in the estimates of future net cash flows. As of December 31, 2003, the undiscounted and discounted amounts related to cash flow hedges that would have reduced future net cash flows were $306 million and $290 million, respectively, before income taxes, and the discounted after income taxes amount was $184 million.
      The present value of future net revenues does not purport to be an estimate of the fair market value of Anadarko’s proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on the Company’s consolidated financial statements.
      Under the full cost method of accounting, a noncash charge to earnings related to the carrying value of the Company’s oil and gas properties on a country-by-country basis may be required when prices are low. Whether the Company will be required to take such a charge depends on the prices for crude oil and natural gas at the end of any quarter, as well as the effect of both capital expenditures and changes to proved reserves during that quarter. If a noncash charge were required, it would reduce earnings for the period and result in lower DD&A expense in future periods.
      As a result of low oil and gas prices at September 30, 2001, Anadarko’s capitalized costs of oil and gas properties in the United States, Canada and Argentina exceeded the ceiling limitation, and the Company recorded a $2.5 billion ($1.6 billion after income taxes) noncash writedown in the third quarter of 2001. The pretax writedown is reflected as additional accumulated DD&A in the Company’s balance sheet.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	2003	2002	2001
millions

United States
Future cash inflows	$51,346	$36,536	$19,890
Future production costs	11,529	8,989	6,072
Future development costs	2,796	2,142	1,759

Future net cash flows before income taxes	37,021	25,405	12,059
10% annual discount for estimated timing of cash flows	18,258	12,695	5,805

Discounted future net cash flows before income taxes	18,763	12,710	6,254
Future income taxes, net of 10% annual discount	6,267	4,113	1,764

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	12,496	8,597	4,490

Canada
Future cash inflows	9,602	6,609	4,325
Future production costs	2,548	1,478	1,165
Future development costs	637	516	425

Future net cash flows before income taxes	6,417	4,615	2,735
10% annual discount for estimated timing of cash flows	3,126	2,048	1,030

Discounted future net cash flows before income taxes	3,291	2,567	1,705
Future income taxes, net of 10% annual discount	753	821	465

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	2,538	1,746	1,240

Algeria
Future cash inflows	11,092	11,597	7,466
Future production costs	1,052	1,209	1,113
Future development costs	596	478	313

Future net cash flows before income taxes	9,444	9,910	6,040
10% annual discount for estimated timing of cash flows	4,735	5,127	3,089

Discounted future net cash flows before income taxes	4,709	4,783	2,951
Future income taxes, net of 10% annual discount	1,718	1,747	1,109

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$2,991	$3,036	$1,842

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Continued)

	2003	2002	2001
millions

Other International
Future cash inflows	$2,680	$2,933	$2,242
Future production costs	648	709	537
Future development costs	370	432	512

Future net cash flows before income taxes	1,662	1,792	1,193
10% annual discount for estimated timing of cash flows	638	747	562

Discounted future net cash flows before income taxes	1,024	1,045	631
Future income taxes, net of 10% annual discount	266	314	172

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	758	731	459

Total
Future cash inflows	74,720	57,675	33,923
Future production costs	15,777	12,385	8,887
Future development costs	4,399	3,568	3,009

Future net cash flows before income taxes	54,544	41,722	22,027
10% annual discount for estimated timing of cash flows	26,757	20,617	10,486

Discounted future net cash flows before income taxes	27,787	21,105	11,541
Future income taxes, net of 10% annual discount	9,004	6,995	3,510

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$18,783	$14,110	$8,031

          Expected future development costs over the next three years to develop PUDs as of December 31, 2003 are as follows:

	2004	2005	2006
millions

United States	$1,016	$502	$217
Canada	151	176	114
Algeria	31	70	203
Other International	37	85	36

Total	$1,235	$833	$570

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Oil and Gas Reserves

	2003	2002	2001
millions
United States
Beginning of year	$8,597	$4,490	$16,213
Sales and transfers of oil and gas produced, net of production costs	(2,707)	(1,769)	(2,778)
Net changes in prices and production costs	3,492	5,935	(19,309)
Changes in estimated future development costs	288	(206)	183
Extensions, discoveries, additions and improved recovery, less related costs	4,053	999	624
Development costs incurred during the period	524	331	337
Revisions of previous quantity estimates	(616)	441	(453)
Purchases of minerals in place	501	532	17
Sales of minerals in place	(44)	(82)	(5)
Accretion of discount	1,271	625	2,476
Net change in income taxes	(2,154)	(2,349)	6,782
Other	(709)	(350)	403

End of year	12,496	8,597	4,490

Canada
Beginning of year	1,746	1,240	2,425
Sales and transfers of oil and gas produced, net of production costs	(616)	(417)	(580)
Net changes in prices and production costs	320	774	(3,319)
Changes in estimated future development costs	(32)	(70)	2
Extensions, discoveries, additions and improved recovery, less related costs	321	541	279
Development costs incurred during the period	152	157	101
Revisions of previous quantity estimates	136	(259)	(38)
Purchases of minerals in place	64	3	593
Sales of minerals in place	(50)	(96)	(56)
Accretion of discount	257	171	431
Net change in income taxes	68	(356)	1,415
Other	172	58	(13)

End of year	2,538	1,746	1,240

Algeria
Beginning of year	3,036	1,842	2,076
Sales and transfers of oil produced, net of production costs	(493)	(533)	(174)
Net changes in prices and production costs	32	2,316	(554)
Changes in estimated future development costs	(139)	(314)	—
Extensions, discoveries, additions and improved recovery, less related costs	59	85	56
Development costs incurred during the period	60	122	164
Revisions of previous quantity estimates	20	—	—
Accretion of discount	478	295	318
Net change in income taxes	29	(638)	(1)
Other	(91)	(139)	(43)

End of year	$2,991	$3,036	$1,842

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves (Continued)

	2003	2002	2001
millions
Other International
Beginning of year	$731	$459	$691
Sales and transfers of oil and gas produced, net of production costs	(115)	(91)	(113)
Net changes in prices and production costs	(59)	757	(402)
Changes in estimated future development costs	(5)	1	32
Extensions, discoveries, additions and improved recovery, less related costs	—	—	109
Development costs incurred during the period	64	88	87
Revisions of previous quantity estimates	19	(520)	75
Purchases of minerals in place	—	117	188
Sales of minerals in place	—	—	(199)
Accretion of discount	105	64	90
Net change in income taxes	48	(142)	32
Other	(30)	(2)	(131)

End of year	758	731	459

Total
Beginning of year	14,110	8,031	21,405
Sales and transfers of oil and gas produced, net of production costs	(3,931)	(2,810)	(3,645)
Net changes in prices and production costs	3,785	9,782	(23,584)
Changes in estimated future development costs	112	(589)	217
Extensions, discoveries, additions and improved recovery, less related costs	4,433	1,625	1,068
Development costs incurred during the period	800	698	689
Revisions of previous quantity estimates	(441)	(338)	(416)
Purchases of minerals in place	565	652	798
Sales of minerals in place	(94)	(178)	(260)
Accretion of discount	2,111	1,155	3,315
Net change in income taxes	(2,009)	(3,485)	8,228
Other	(658)	(433)	216

End of year	$18,783	$14,110	$8,031

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL QUARTERLY INFORMATION
(Unaudited)

Quarterly Financial Data

      The following table shows summary quarterly financial data for 2003 and 2002. Certain amounts for prior periods have been reclassified to conform to the current presentation. See Note 1.

	First	Second	Third	Fourth
millions except per share amounts	Quarter	Quarter	Quarter	Quarter

2003
Revenues	$1,255	$1,249	$1,340	$1,278
Operating income, pretax	621	552	540	495
Net income before cumulative effect of change in accounting principle	$372	$302	$276	$295
Net income available to common stockholders before cumulative effect of change in accounting principle	$371	$301	$274	$294
Net income available to common stockholders	$418	$301	$274	$294
EPS - before cumulative effect of change in accounting principle - basic	$1.49	$1.21	$1.09	$1.18
EPS - before cumulative effect of change in accounting principle - diluted	$1.45	$1.20	$1.09	$1.17
EPS - basic	$1.68	$1.21	$1.09	$1.18
EPS - diluted	$1.63	$1.20	$1.09	$1.17
Average number common shares outstanding - basic	249	250	250	250
Average number common shares outstanding - diluted	258	252	251	252

2002
Revenues	$790	$1,002	$938	$1,115
Operating income, pretax	204	364	350	492
Net income before cumulative effect of change in accounting principle	$89	$241	$190	$311
Net income available to common stockholders before cumulative effect of change in accounting principle	$88	$239	$189	$309
Net income available to common stockholders	$88	$239	$189	$309
EPS - before cumulative effect of change in accounting principle - basic	$0.35	$0.96	$0.76	$1.25
EPS - before cumulative effect of change in accounting principle - diluted	$0.34	$0.93	$0.74	$1.21
EPS - basic	$0.35	$0.96	$0.76	$1.25
EPS - diluted	$0.34	$0.93	$0.74	$1.21
Average number common shares outstanding - basic	248	248	249	249
Average number common shares outstanding - diluted	263	259	258	258

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a.	Controls and Procedures

      Anadarko’s Chief Executive Officer and Chief Financial Officer (Certifying Officers) performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2003. In addition, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      See Anadarko Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance in the Anadarko Petroleum Corporation Proxy Statement (Proxy Statement), for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 6, 2004 (to be filed with the Securities and Exchange Commission prior to April 29, 2004) which is incorporated herein by reference.

      See list of Executive Officers of the Registrant appearing under Item 4 of this Form 10-K.

      The Company’s Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (Code of Ethics) can be found on the Company’s internet website located at www.anadarko.com. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company intends to disclose the information on its internet website. This information will remain on the website for at least 12 months.

Item 11.	Executive Compensation

      See Board of Directors and Executive Compensation in the Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      See Stock Ownership in the Proxy Statement, which is incorporated herein by reference.

      See Equity Compensation Plan Table appearing under Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      See Board of Directors and Transactions with Management in the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      See Audit Committee Report in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Reports on Form 8-K

      (a) The following documents are filed as a part of this report or incorporated by reference:

(1)	The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 53.

(2)	Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

2(a)		Agreement and Plan of Merger dated as of April 2, 2000, among Anadarko, Subcorp and Anadarko Holding Company	2.1 to Form 8-K dated April 2, 2000	1-8968
3(a)		Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496
*(b)		By-laws of Anadarko Petroleum Corporation, as amended
(c)		Certificate of Amendment of Anadarko’s Restated Certificate of Incorporation	4.1 to Form 8-K dated July 28, 2000	1-8968
4(a)		Certificate of Designation of 5.46% Cumulative Preferred Stock, Series B	4(a) to Form 8-K dated May 6, 1998	1-8968
(b)		Rights Agreement, dated as of October 29, 1998, between Anadarko Petroleum Corporation and The Chase Manhattan Bank	4.1 to Form 8-A dated October 30, 1998	1-8968
(c)		Amendment No. 1 to Rights Agreement, dated as of April 2, 2000 between Anadarko and the Rights Agent	2.4 to Form 8-K dated April 2, 2000	1-8968
Director and Executive Compensation Plans and Arrangements
10(b)	(i)	Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	19(b) to Form 10-Q for quarter ended September 30, 1988	1-8968
	(ii)	Anadarko Petroleum Corporation Amended and Restated 1988 Stock Option Plan for Non-Employee Directors	99 — Attachment A to Form 10-K for year ended December 31, 1993	1-8968
	(iii)	Amendment to Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	10(b)(vii) to Form 10-K for year ended December 31, 1997	1-8968
	(iv)	Second Amendment to Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	10(b)(viii) to Form 10-K for year ended December 31, 1997	1-8968
*	(v)	Third Amendment to 1988 Stock Option Plan for Non-Employee Directors
	(vi)	1998 Director Stock Plan of Anadarko Petroleum Corporation, effective January 30, 1998	99 — Attachment A to Form 10-K for year ended December 31, 1997	1-8968
	(vii)	Form of Anadarko Petroleum Corporation 1998 Director Stock Plan Stock Option Agreement	10(b)(iii) to Form 10-Q for quarter ended June 30, 2003	1-8968

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

10(b)	(viii)	Anadarko Petroleum Corporation and Participating Affiliates and Subsidiaries Annual Override Pool Bonus Plan, as amended October 6, 1986	19(c)(ix) to Form 10-Q for quarter ended September 30, 1986	1-8968
	(ix)	Second Amendment to Anadarko Petroleum Corporation and Participating Affiliates and Subsidiaries Annual Override Pool Bonus Plan	10(b)(ii) to Form 10-K for year ended December 31, 1987	1-8968
*	(x)	Second Amendment to the Anadarko Petroleum Corporation Annual Override Pool Bonus Plan, as amended January 1, 1988
	(xi)	Restatement of the Anadarko Petroleum Corporation 1987 Stock Option Plan (and Related Agreement)	Post Effective Amendment No. 1 to Forms S-8 and S-3, Anadarko Petroleum Corporation 1987 Stock Option Plan	33-22134
	(xii)	First Amendment to Restatement of the Anadarko Petroleum Corporation 1987 Stock Option Plan	10(b)(xii) to Form 10-K for year ended December 31, 1997	1-8968
*	(xiii)	Second Amendment to Restatement of the 1987 Stock Option Plan
	(xiv)	1993 Stock Incentive Plan	10(b)(xii) to Form 10-K for year ended December 31, 1993	1-8968
	(xv)	First Amendment to Anadarko Petroleum Corporation 1993 Stock Incentive Plans	99 — Attachment A to Form 10-K for year ended December 31, 1996	1-8968
	(xvi)	Second Amendment to Anadarko Petroleum Corporation 1993 Stock Incentive Plans	10(b)(xv) to Form 10-K for year ended December 31, 1997	1-8968
	(xvii)	Anadarko Petroleum Corporation 1993 Stock Incentive Plan Stock Option Agreement	10(a) to Form 10-Q for quarter ended March 31, 1996	1-8968
	(xviii)	Form of Anadarko Petroleum Corporation 1993 Stock Incentive Plan Stock Option Agreement	10(b)(xvii) to Form 10-K for year ended December 31, 1997	1-8968
	(xix)	Form of Anadarko Petroleum Corporation 1993 Stock Incentive Plan Restricted Stock Agreement	10(b)(xviii) to Form 10-K for year ended December 31, 1997	1-8968
	(xx)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan	99 — Attachment A to Form 10-K for year ended December 31, 1998	1-8968
	(xxi)	Amendment to 1999 Stock Incentive Plan, as of July 1, 2000	10(b)(xxii) to Form 10-K for year ended December 31, 2000	1-8968
	(xxii)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Stock Option Agreement	10(b)(xxiii) to Form 10-K for year ended December 31, 1999	1-8968
	(xxiii)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Restricted Stock Agreement	10(b)(xxiv) to Form 10-K for year ended December 31, 1999	1-8968

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

*10(b)	(xxiv)	The Approved UK Sub-Plan of the Anadarko Petroleum Corporation 1999 Stock Incentive Plan
	(xxv)	Annual Incentive Bonus Plan	10(b)(xiii) to Form 10-K for year ended December 31, 1993	1-8968
	(xxvi)	First Amendment to Anadarko Petroleum Corporation Annual Incentive Bonus Plan	99 — Attachment B to Form 10-K for year ended December 31, 1998	1-8968
	(xxvii)	Second Amendment to Anadarko Petroleum Corporation Annual Incentive Bonus Plan	10(b)(xxii) to Form 10-K for year ended December 31, 2002	1-8968
	(xxviii)	Key Employee Change of Control Contract	10(b)(xxii) to Form 10-K for year ended December 31, 1997	1-8968
	(xxix)	First Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract	10(b) to Form 10-Q for quarter ended September 30, 2000	1-8968
	(xxx)	Form of Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract	10(b)(ii) to Form 10-Q for quarter ended June 30, 2003	1-8968
*	(xxxi)	Key Employee Change of Control Contract — James T. Hackett
*	(xxxii)	Employment Agreement — James T. Hackett
*	(xxxiii)	Retirement Benefit Agreement — Robert J. Allison, Jr.
*	(xxxiv)	Agreement, dated February 16, 2004
	(xxxv)	Anadarko Retirement Restoration Plan, effective January 1, 1995	10(b)(xix) to Form 10-K for year ended December 31, 1995	1-8968
	(xxxvi)	Anadarko Savings Restoration Plan, effective January 1, 1995	10(b)(xx) to Form 10-K for year ended December 31, 1995	1-8968
	(xxxvii)	Amendment to Amended and Restated Anadarko Savings Restoration Plan	10(b)(xxxi) to Form 10-K for year ended December 31, 1997	1-8968
	(xxxviii)	Plan Agreement for the Management Life Insurance Plan between Anadarko Petroleum Corporation and each Eligible Employee, effective July 1, 1995	10(b)(xxi) to Form 10-K for year ended December 31, 1995	1-8968
	(xxxix)	Anadarko Petroleum Corporation Estate Enhancement Program	10(b)(xxxiv) to Form 10-K for year ended December 31, 1998	1-8968
	(xl)	Estate Enhancement Program Agreement between Anadarko Petroleum Corporation and Eligible Executives	10(b)(xxxv) to Form 10-K for year ended December 31, 1998	1-8968
	(xli)	Estate Enhancement Program Agreements effective November 29, 2000	10(b)(xxxxii) to Form 10-K for year ended December 31, 2000	1-8968

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

10(b)	(xlii)	Anadarko Petroleum Corporation Management Life Insurance Plan	10(b)(xxxii) to Form 10-K for year ended December 31, 2002	1-8968
*	(xliii)	First Amendment to Anadarko Petroleum Corporation Management Life Insurance Plan
	(xliv)	Management Disability Plan — Plan Summary	10(b)(xxxiii) to Form 10-K for year ended December 31, 2002	1-8968
	(xlv)	Termination Agreement and Release of All Claims	10(b)(i) to Form 10-Q for quarter ended June 30, 2003	1-8968
	(xlvi)	Anadarko Petroleum Corporation Officer Severance Plan	10(b)(iv) to Form 10-Q for quarter ended September 30, 2003	1-8968
	(xlvii)	Form of Termination Agreement and Release of All Claims Under Officer Severance Plan	10(b)(v) to Form 10-Q for quarter ended September 30, 2003	1-8968
*	(xlviii)	Letter of Agreement for Medical/Dental Benefits
*12		Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*13		Portions of the Anadarko Petroleum Corporation 2003 Annual Report to Stockholders
*21		List of Significant Subsidiaries
*23.1		Consent of KPMG LLP
*23.2		Consent of Netherland, Sewell & Associates, Inc.
*24		Power of Attorney
*31		Rule 13a–14(a)/15d–14(a) Certifications
*32		Section 1350 Certifications
*99.1		Report of Netherland, Sewell & Associates, Inc.

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

(b) Reports on Form 8-K

      A report on Form 8-K dated October 31, 2003 was furnished. The event was reported under Item 9 — Regulation FD Disclosure and Item 12 — Results of Operations and Financial Condition.

      A report on Form 8-K dated December 3, 2003 was furnished. The event was reported under Item 9 — Regulation FD Disclosure.
      A report on Form 8-K dated December 9, 2003 was furnished. The event was reported under Item 9 — Regulation FD Disclosure.
      A report on Form 8-K dated December 18, 2003 was furnished. The event was reported under Item 9 — Regulation FD Disclosure.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION

March 3, 2004

By:	/s/ JAMES R. LARSON

(James R. Larson, Senior Vice
President, Finance and Chief Financial Officer)

      Pursuant to the requirements of the securities exchange act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2004.

	Name and Signature	Title

(i)	Principal executive officer:*
	JAMES T. HACKETT (James T. Hackett)	President and Chief Executive Officer

(ii)	Principal financial officer:*
	JAMES R. LARSON (James R. Larson)	Senior Vice President, Finance and Chief Financial Officer

(iii)	Principal accounting officer:*
	DIANE L. DICKEY (Diane L. Dickey)	Vice President and Controller

(iv)	Directors:*
ROBERT J. ALLISON, JR. CONRAD P. ALBERT LARRY BARCUS JAMES L. BRYAN JOHN R. BUTLER, JR. PRESTON M. GEREN III JOHN R. GORDON JAMES T. HACKETT JOHN W. PODUSKA, SR., PH.D.

* Signed on behalf of each of these persons and on his own behalf:
By	/s/ JAMES R. LARSON (James R. Larson, Attorney-in-Fact)