Form 10-Q
period 2004-03-31
ANADARKO PETROLEUM CORP
filed 2004-05-10
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004
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

     Indicate by check mark whether the registrant is an accelerated filer. Yes    X     No _____.

     The number of shares outstanding of the Company's common stock as of March 31, 2004 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	251,872,789

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Quarter Ended March 31, 2004 and 2003	--

	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	--

	Consolidated Statements of Comprehensive Income for the Quarter Ended March 31, 2004 and 2003	--

	Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2004 and 2003	--

	Notes to Consolidated Financial Statements	--

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	--

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	--

Item 4.	Controls and Procedures	--

PART II

Item 1.	Legal Proceedings	--

Item 6.	Exhibits and Reports on Form 8-K	--

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31

millions except per share amounts	2004	2003

Revenues
Gas sales	$772	$706
Oil and condensate sales	551	445
Natural gas liquids sales	103	85
Other sales	34	19

Total	1,460	1,255

Costs and Expenses
Direct operating	158	136
Transportation and cost of product	57	40
Administrative and general	79	88
Depreciation, depletion and amortization	348	290
Other taxes	81	75
Impairments related to oil and gas properties	9	5

Total	732	634

Operating Income	728	621

Interest Expense and Other (Income) Expense
Interest expense	63	60
Other (income) expense	60	(39)

Total	123	21

Income Before Income Taxes	605	600

Income Tax Expense	212	228

Net Income Before Cumulative Effect of Change
in Accounting Principle	$393	$372

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$392	$371

Cumulative Effect of Change in Accounting Principle	-	47

Net Income Available to Common Stockholders	$392	$418

Per Common Share
Net income - before change in accounting principle - basic	$1.56	$1.49
Net income - before change in accounting principle - diluted	$1.55	$1.45

Change in accounting principle - basic	$-	$0.19
Change in accounting principle - diluted	$-	$0.18

Net income - basic	$1.56	$1.68
Net income - diluted	$1.55	$1.63

Dividends	$0.14	$0.10

Average Number of Common Shares Outstanding - Basic	252	249

Average Number of Common Shares Outstanding - Diluted	254	258

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
millions	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$142	$62
Accounts receivable, net of allowance:
Customers	859	778
Others	280	326
Other current assets	133	158

Total	1,414	1,324

Properties and Equipment
Original cost (includes unproved properties of $2,467 and $2,524
as of March 31, 2004 and December 31, 2003, respectively)	27,033	26,367
Less accumulated depreciation, depletion and amortization	9,292	8,971

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	17,741	17,396

Other Assets	440	437

Goodwill	1,385	1,389

Total Assets	$20,980	$20,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,121	$1,222
Accrued expenses	610	493

Total	1,731	1,715

Long-term Debt	5,060	5,058

Other Long-term Liabilities
Deferred income taxes	4,336	4,252
Other	935	922

Total	5,271	5,174

Stockholders' Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, 0.1 million shares issued
as of March 31, 2004 and December 31, 2003)	89	89
Common stock, par value $0.10 per share
(450.0 million shares authorized, 258.5 million and 258.2 million shares
issued as of March 31, 2004 and December 31, 2003, respectively)	26	26
Paid-in capital	5,516	5,500
Retained earnings	3,556	3,199
Treasury stock (3.2 million shares as of March 31, 2004 and December 31, 2003)	(166)	(166)
Deferred compensation and ESOP (1.4 million and 1.6 million shares
as of March 31, 2004 and December 31, 2003, respectively)	(57)	(69)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of March 31, 2004 and December 31, 2003)	(104)	(102)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(157)	(120)
Foreign currency translation adjustments	273	300
Minimum pension liability	(58)	(58)

Total	58	122

Total	8,918	8,599

Commitments and Contingencies	-	-

Total Liabilities and Stockholders' Equity	$20,980	$20,546

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	March 31

millions	2004	2003

Net Income Available to Common Stockholders	$392	$418

Add: Preferred Stock Dividends	1	1

Net Income Available to Common Stockholders
Before Preferred Stock Dividends	393	419

Other Comprehensive Income (Loss), Net of Taxes
Unrealized gain (loss) on derivative instruments:
Unrealized loss during the period[1]	(81)	(79)
Reclassification adjustment for (gain) loss included in net
income[2]	44	22

Total unrealized loss on derivative instruments	(37)	(57)
Foreign currency translation adjustments[3]	(27)	127

Total	(64)	70

Comprehensive Income	$329	$489

1net of income tax benefit of:	$47	$45
2net of income tax expense of:	(26)	(12)
3net of income tax benefit of:	4	-

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31

millions	2004	2003

Cash Flow from Operating Activities
Net income before cumulative effect of change in accounting principle	$393	$372
Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	348	290
Deferred income taxes	125	154
Impairments related to oil and gas properties	9	5
Other noncash items	69	(27)

	944	794
Increase in accounts receivable	(39)	(266)
Increase in accounts payable and accrued expenses	20	273
Other items - net	(40)	(96)

Net cash provided by operating activities	885	705

Cash Flow from Investing Activities
Additions to properties and equipment	(729)	(623)
Sales and retirements of properties and equipment	3	39

Net cash used in investing activities	(726)	(584)

Cash Flow from Financing Activities
Additions to debt	3	25
Retirements of debt	(1)	(74)
Decrease in accounts payable, banks	(59)	(9)
Dividends paid	(36)	(25)
Retirement of preferred stock	-	(12)
Issuance of common stock	15	21

Net cash used in financing activities	(78)	(74)

Effect of Exchange Rate Changes on Cash	(1)	1

Net Increase in Cash and Cash Equivalents	80	48

Cash and Cash Equivalents at Beginning of Period	62	34

Cash and Cash Equivalents at End of Period	$142	$82

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

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of financial position as of March 31, 2004 and December 31, 2003, the results of operations for the quarter ended March 31, 2004 and 2003 and cash flows for the quarter ended March 31, 2004 and 2003. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to litigation, environmental liabilities, income taxes and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Derivative Instruments     Anadarko holds derivative instruments for its energy marketing and trading business and to manage foreign currency risk and commodity price risk associated with its equity oil and gas production and the firm transportation keep-whole agreement. All derivatives, other than those that meet the normal purchases and sales exception, are carried on the balance sheet at fair value.

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

       Anadarko formally documents the relationship of each hedge to a hedged item including the risk management objective and strategy for undertaking the hedge. Each hedge is also assessed for effectiveness quarterly.

       Derivative instruments, including both physical delivery and financially settled purchase and sale contracts, used in the Company's energy marketing and trading activities and the firm transportation keep-whole agreement are accounted for under the mark-to-market accounting method. Under this method, fair value changes are recognized currently in earnings. The marketing and trading margin related to equity production is recorded to gas and oil sales. The non-equity portion of the margin is recorded to other sales. Gains and losses related to the firm transportation keep-whole are recorded to other (income) expense.

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

Earnings Per Share     The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options and performance-based stock awards under the treasury stock method, if including such equity instruments is dilutive. Diluted EPS amounts also include the net effect of the Company's convertible debentures and Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) assuming the conversions occurred at the beginning of the year or the date of issuance, if including such potential common shares is dilutive. See Note 9.

Recent Accounting Developments     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues" (previously addressed as Issue 03-O), that mineral rights should be considered tangible assets for accounting purposes and should be separately disclosed in the financial statements or footnotes. The EITF acknowledged that this consensus requires an amendment to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," to remove mineral rights as an example of an intangible asset. The Financial Accounting Standards Board (FASB) has issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, that amend SFAS Nos. 141 and 142, respectively, to characterize mineral rights as tangible assets. The EITF is still considering whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS No. 142 if they are determined to be intangible assets. There has been no resolution of this issue as described in EITF Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies."

      Anadarko classifies the cost of oil and gas mineral rights as properties and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, the Company estimates that $1.1 billion would be reclassified from properties and equipment to intangible assets on its consolidated balance sheets as of March 31, 2004 and December 31, 2003. These amounts represent oil and gas mineral rights acquired after June 2001 through the end of the respective periods. These amounts are net of accumulated depreciation, depletion and amortization (DD&A). In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

2.  Stock-Based Compensation

       For options granted and option grant modifications after January 2003, the Company uses the fair value method of accounting for stock-based employee compensation expense. For options granted prior to 2003, Anadarko applies the intrinsic value method whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Anadarko common stock on the date of grant.

       If compensation expense for all stock option grants had been determined using the fair value method, the Company's pro forma net income and EPS would have been as shown below:

	Quarter Ended
	March 31

millions except per share amounts	2004	2003

Net income available to common stockholders, as reported	$392	$418
Add: Stock-based employee compensation expense included
in income, after income taxes	3	3
Deduct: Total stock-based employee compensation expense
determined under the fair value method, after income taxes	(5)	(11)

Pro forma net income available to common stockholders	$390	$410

Basic EPS - as reported	$1.56	$1.68
Basic EPS - pro forma	$1.55	$1.65

Diluted EPS - as reported	$1.55	$1.63
Diluted EPS - pro forma	$1.54	$1.60

3.  Asset Retirement Obligations

       The majority of Anadarko's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. In 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recorded in the period incurred and a corresponding increase in the carrying amount of the related long-lived asset. The related cumulative adjustment to net income was an increase of $74 million before income taxes or $47 million after income taxes, or $0.18 per share (diluted). Additionally, the Company recorded an asset retirement obligation liability of $278 million and an increase to net properties and equipment and other assets of $352 million. The Company did not recalculate historical quarterly full cost ceiling test calculations in determining the cumulative adjustment to net income. The application of SFAS No. 143 did not have a material impact on the Company's DD&A expense, net income or EPS in 2003. There was no impact on the Company's cash flow as a result of adopting SFAS No. 143.

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

       The following table provides a rollforward of the asset retirement obligations for the current period:

millions
Carrying amount of asset retirement obligations as of January 1, 2004	$477
Liabilities incurred	3
Liabilities settled	(1)
Accretion expense	8
Revisions in estimated liabilities	2
Impact of foreign currency exchange rate changes	(1)

Carrying amount of asset retirement obligations as of March 31, 2004	$488

4.  Inventories

       Inventories are stated at the lower of average cost or market. The major classes of inventories, which are included in other current assets, are as follows:

	March 31,	December 31,
millions	2004	2003

Materials and supplies	$79	$77
Crude oil and NGLs	14	19
Natural gas	8	29

Total	$101	$125

5.  Properties and Equipment

       Oil and gas properties include costs of $2.5 billion at March 31, 2004 and December 31, 2003 which were excluded from capitalized costs being amortized. These amounts represent costs associated with unproved properties and major development projects. At March 31, 2004 and December 31, 2003, the Company's investment in countries where proved reserves have not been established was $79 million and $76 million, respectively. During the quarter ended March 31, 2004 and 2003, the Company made provisions for impairments of oil and gas properties of $9 million and $5 million, respectively, related to international activities.

       Total interest costs incurred during the first quarter of 2004 and 2003 were $88 million and $94 million, respectively. Of these amounts, the Company capitalized $25 million and $34 million during the first quarter of 2004 and 2003, respectively, as part of the cost of oil and gas properties. The interest rates for capitalization are based on the Company's weighted average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration and development activities are in progress.

       Oil and gas properties include internal costs related to exploration and development activities of $41 million and $52 million capitalized during the first quarter of 2004 and 2003, respectively.

6.  Long-term Debt

       A summary of long-term debt follows:

	March 31, 2004		December 31, 2003

millions	Principal	Carrying Value	Principal	Carrying Value

Total long-term debt	$5,201	$5,060	$5,202	$5,058

7.  Financial Instruments

Commodity Derivative Instruments     The Company is exposed to price risk from changing commodity prices. Management believes it is prudent to periodically minimize the variability in cash flows on a portion of its oil and gas production. To meet this objective, the Company enters into various types of commodity derivative financial instruments to manage fluctuations in cash flows resulting from changing commodity prices. The Company also uses fixed price physical delivery sales contracts to accomplish this objective. The types of financial instruments utilized by the Company include options, futures and swaps.

       Anadarko also enters into commodity derivative financial instruments (futures, swaps and options) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in the market price of natural gas and crude oil. Derivative financial instruments are also used to meet customers' pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. In addition, the Company may use options and swaps to reduce exposure to losses on its firm transportation keep-whole commitment with Duke Energy Field Services, Inc. (Duke). Essentially all of the derivatives used for trading purposes have a term of less than one year, with most having a term of less than three months.

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

Oil and Gas Activities     At March 31, 2004 and December 31, 2003, the Company had option contracts, swap contracts and fixed price physical delivery contracts in place to hedge a portion of expected future sales of equity oil and gas production. The fixed price physical delivery contracts are excluded from derivative accounting treatment under the normal sale provision. The derivative financial instruments receive hedge accounting treatment if they meet the qualifications and mark-to-market accounting is applied to those that do not qualify for hedge accounting. The fair values and the accumulated other comprehensive income balances applicable to the derivative financial instruments (excluding the physical delivery sales contracts) are as follows:

	March 31,	December 31,
millions	2004	2003

Fair Value - Asset (Liability)
Current	$(279)	$(232)
Noncurrent	(15)	(10)

Total	$(294)	$(242)

Accumulated other comprehensive loss before income taxes	$(252)	$(193)

Accumulated other comprehensive loss after income taxes	$(159)	$(122)

       The difference between the fair values and the unrealized loss before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting, hedge ineffectiveness and foreign currency hedges. Approximately $235 million ($148 million after income taxes) of net losses in the accumulated other comprehensive income balance as of March 31, 2004 is expected to be reclassified into gas and oil sales during 2004 as the hedged transactions occur.

       Below is a summary of the Company's financial derivative instruments and physical delivery sales contracts through 2005 related to its oil and gas activities (non-trading activities) as of March 31, 2004, including the hedged volumes per day and the related weighted-average prices. A substantial portion of these hedges qualify for and receive hedge accounting treatment. There are no significant cash flow hedges beyond 2005.

	Second	Third	Fourth
	Quarter	Quarter	Quarter	Annual
	2004	2004	2004	2005

Natural Gas

Three-Way Collars (thousand MMBtu/d)	269	269	269	19
NYMEX price per MMBtu
Floor sold price	$2.67	$2.67	$2.67	$2.20
Floor purchased price	$3.65	$3.65	$3.65	$3.00
Ceiling sold price	$5.30	$5.30	$5.30	$4.83

Two-Way Collars (thousand MMBtu/d)	44	44	44	26
NYMEX price per MMBtu
Floor purchased price	$4.29	$4.29	$4.29	$3.76
Ceiling sold price	$6.43	$6.43	$6.43	$5.65

Fixed Price (thousand MMBtu/d)	264	264	245	33
NYMEX price per MMBtu	$3.87	$3.87	$3.83	$3.46

Total (thousand MMBtu/d)	577	577	558	78

Basis Swaps (thousand MMBtu/d)	202	202	183	53
Price per MMBtu	$(0.13)	$(0.13)	$(0.12)	$(0.22)

Crude Oil

Three-Way Collars (MBbls/d)	38	38	38	-
NYMEX price per barrel
Floor sold price	$20.13	$20.13	$20.13	$-
Floor purchased price	$24.61	$24.61	$24.61	$-
Ceiling sold price	$30.00	$30.00	$30.00	$-

Two-Way Collars (MBbls/d)	3	3	3	2
NYMEX price per barrel
Floor purchased price	$22.00	$22.00	$22.00	$22.00
Ceiling sold price	$26.32	$26.32	$26.32	$26.32

Fixed Price (MBbls/d)	26	26	26	-
NYMEX price per barrel	$27.22	$27.22	$27.22	$-

Total (MBbls/d)	67	67	67	2

MMBtu - million British thermal units
MMBtu/d - million British thermal units per day
MBbls/d - thousand barrels per day

       A two-way collar is a combination of options, a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options, a sold call, a purchased put and a sold put. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be NYMEX plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price the Company will receive for the volumes under contract. The fixed price hedges consist of swaps and physical delivery contracts and establish a fixed price the Company will receive for the volumes under contract.

Marketing and Trading Activities     The fair values of the Company's marketing and trading derivative financial instruments as of March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
millions	2004	2003

Fair Value - Asset (Liability)
Current	$45	$33
Noncurrent	4	4

Total	$49	$37

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

       While derivatives are intended to reduce the Company's exposure to declines in the market value of firm transportation, they also limit the potential to benefit from increases in the market value of firm transportation. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward twelve months. Net (payments to) or receipts from Duke for the quarter ended March 31, 2004 and 2003 were $(6) million and $9 million, respectively. This keep-whole agreement and any associated derivative instruments are accounted for on a mark-to-market basis.

       The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price quotes beyond the next twelve months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical natural gas basis prices, discounted at 10% per year. Management also periodically evaluates the supply and demand factors (such as expected drilling activity, anticipated pipeline construction projects, expected changes in demand at pipeline delivery points, etc.) that may impact the future market value of the firm transportation capacity to determine if the estimated fair value should be adjusted. The Company recognized other expense of $2 million and other income of $35 million for the quarter ended March 31, 2004 and 2003, respectively, related to the keep-whole agreement and associated derivative instruments. As of March 31, 2004, accounts payable included $27 million and other long-term liabilities included $45 million related to the keep-whole agreement and associated derivative instruments. As of December 31, 2003, accounts payable included $27 million and other long-term liabilities included $49 million related to the keep-whole agreement and associated derivative instruments.

       Anticipated undiscounted and discounted liabilities for the firm transportation keep-whole agreement at March 31, 2004 are as follows:

millions	Undiscounted	Discounted

2004	$22	$22
2005	20	18
2006	19	15
2007	14	11
2008	8	6
2009	1	-

Total	$84	$72

       As of March 31, 2004 and December 31, 2003, the Company had no material volumes under derivative financial instrument hedges related to the firm transportation keep-whole agreement.

8.  Preferred Stock

       For the first quarter of 2004 and 2003, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

9.  Common Stock

       The Company's credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at March 31, 2004 and December 31, 2003.

       The reconciliation between basic and diluted EPS is as follows:

	Quarter Ended			Quarter Ended
	March 31, 2004			March 31, 2003

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available before change
in accounting principle	$392	252	$1.56	$371	249	$1.49

Effect of convertible debentures
and ZYP-CODES	-	-		2	8
Effect of dilutive stock options and
performance-based stock awards	-	2		-	1

Diluted EPS
Net income available before change
in accounting principle plus
assumed conversion	$392	254	$1.55	$373	258	$1.45

       For the quarter ended March 31, 2004 and 2003, options for 1.3 million and 9.0 million average shares of common stock, respectively, were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the respective period.

10.  Statements of Cash Flows Supplemental Information

       The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

	Quarter Ended
	March 31

millions	2004	2003

Interest	$28	$26
Income taxes	$(19)	$10

11.  Segment Information

       The following table illustrates information related to Anadarko's business segments. The segment shown as Intercompany Eliminations and All Other includes other smaller operating units, corporate activities, financing activities and intercompany eliminations.

Oil and Gas		Marketing		Intercompany
Exploration		and		Eliminations
millions	and Production	Trading	Minerals	and All Other	Total
Quarter Ended March 31:
2004
Revenues	$734	$49	$14	$663	$1,460
Intersegment revenues	663	3	-	(666)	-

Total revenues	1,397	52	14	(3)	1,460

Impairments related to oil and gas properties	9	-	-	-	9

Income (loss) before income taxes	$773	$11	$12	$(191)	$605

Net properties and equipment	$15,912	$259	$1,198	$372	$17,741

Goodwill	$1,385	$-	$-	$-	$1,385

2003
Revenues	$763	$14	$9	$469	$1,255
Intersegment revenues	468	4	-	(472)	-

Total revenues	1,231	18	9	(3)	1,255

Impairments related to oil and gas properties	5	-	-	-	5

Income (loss) before income taxes	$712	$14	$8	$(134)	$600

Net properties and equipment	$14,022	$235	$1,201	$446	$15,904

Goodwill	$1,451	$-	$-	$-	$1,451

12.  Other (Income) Expense

       Other (income) expense consists of the following:

	Quarter Ended
	March 31

millions	2004	2003

Operating lease settlement	$63	$-
Firm transportation keep-whole contract valuation	2	(35)
Foreign currency exchange gains	(3)	(8)
Ineffectiveness of derivative financial instruments	(6)	2
Other	4	2

Total	$60	$(39)

      The operating lease settlement in 2004 relates to the Corpus Christi West Plant Refinery (West Plant). See Note 15. Foreign currency exchange gains for the quarter ended March 31, 2004 and 2003, exclude $6 million and $(8) million, respectively, in transaction gains (losses) related primarily to remeasurement of the Venezuelan deferred tax liability. These amounts are included in income tax expense.

13.  Commitments

      The future minimum lease obligations for the Company's operating leases increased to $454 million at March 31, 2004 from $398 million at December 31, 2003 due primarily to the operating lease settlement. See Note 15.

14.  Pension Plans and Other Postretirement Benefits

       The Company has defined benefit pension plans and supplemental pension plans that are noncontributory pension plans. The Company also has a foreign pension plan which is a contributory defined benefit pension plan. The Company also provides certain health care and life insurance benefits for retired employees. Health care benefits are funded by contributions from the Company and the retiree, with the retiree contributions adjusted according to the provisions of the Company's health care plans. The Company's retiree life insurance plan is noncontributory. The Company uses a December 31 measurement date for the majority of its plans.

       During the first quarter of 2004, the Company made contributions of $70 million to its funded pension plans, $32 million to its unfunded pension plans and $3 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are made to fund current period benefit payments. During the remainder of 2004, the Company expects to contribute $7 million to its funded pension plans, $3 million to its unfunded pension plans and $6 million to its unfunded other postretirement benefit plans.

       The following table sets forth the Company's pension and other postretirement benefit cost.

	Pension Benefits		Other Benefits

	Quarter Ended		Quarter Ended
	March 31		March 31

millions	2004	2003	2004	2003

Components of net periodic benefit cost
Service cost	$6	$5	$3	$2
Interest cost	8	8	2	2
Expected return on plan assets	(8)	(7)	-	-
Amortization values and deferrals	3	3	1	-

Net periodic benefit cost	$9	$9	$6	$4

15.  Contingencies

General     The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including numerous claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at a refinery in Corpus Christi, Texas. A company Anadarko acquired by merger in 2000 sold the refinery in segments in 1987 and 1989. While the ultimate outcome and impact on the Company cannot be predicted with certainty, Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings.

Royalty Litigation     The Company is subject to various claims from its royalty owners in the regular course of its business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead, and basis valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the "Gas Qui Tam case") filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. The case was transferred to the U.S. District Court, Multi-District Litigation (MDL) Docket pending in Wyoming. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright's failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. The MDL Panel remanded the case to the federal court in Lufkin, Texas without ruling on the motions for dismissal. The proceedings were delayed for procedural reasons as the case was remanded and a new judge was appointed; however, the Company now expects to obtain a hearing on its motions for dismissal in late 2004.

       A group of royalty owners purporting to represent Anadarko's gas royalty owners in Texas was granted class action certification styled Neinast, Russell, et al. v. Union Pacific Resources Company, et al. in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although a demand for damages in the amount of $66 million was asserted. The Company appealed the class certification order. A favorable decision from the Houston Court of Appeals decertified the class. The royalty owners did not appeal this matter to the Texas Supreme Court and the decision from the Houston Court of Appeals became final in the second quarter of 2002. In the fourth quarter of 2003, the royalty owners filed a new petition alleging that the class may properly be brought so long as "sub-class" groups are broken out. The Company is vigorously contesting this new petition. The same attorneys who filed the Neinast lawsuit as a state-wide class action also filed a lawsuit, styled Hankins, Lowell F., et al. v. Union Pacific Resources Group Inc., et al., in the 112th Judicial District Court, Crockett County, Texas. The two lawsuits are substantially identical, except that the Hankins lawsuit is limited to royalty owners in Crockett and Sutton Counties. The Texas Supreme Court has reversed certification of this class; however, as with the Neinast case, the plaintiffs have indicated that they may seek certification of sub-classes and continue to prosecute the claims. The Company continues to vigorously defend itself against the claims. A court ordered mediation is scheduled in May 2004.

T-Bar X Lawsuit     T-Bar X Limited Company v. Anadarko Petroleum Corporation, a case filed in the 82nd Judicial District Court of Robertson County, Texas, involves a dispute regarding a confidentiality agreement that Anadarko executed in August 1999. On January 28, 2004, based upon a jury verdict, the court entered a $145 million judgment in favor of the plaintiff as follows: $40 million in actual damages; $100 million in punitive damages; and, $5 million in pre-judgment interest. In April 2004, the plaintiff voluntarily reduced the punitive damage amount to $80 million, thereby reducing the total judgment amount to $125 million. The Company believes that it has strong arguments for a reversal on appeal. Anadarko and outside counsel believe that, following appeals, it is not probable that the judgment will be affirmed. If the judgment is reversed and remanded for a new trial, Anadarko will vigorously defend itself on retrial. While the ultimate outcome and impact of this claim on Anadarko cannot be predicted with certainty, Anadarko believes that the resolution of these proceedings will not have a material adverse effect on its consolidated financial position.

Other     The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of the Company, the liability with respect to these actions will not have a material effect on the Company.

Lease Agreement     The Company, through one of its affiliates (formerly a subsidiary of Union Pacific Resources Group, Inc. or UPRG), is a party to a lease agreement for the West Plant. The initial term of the lease expired December 31, 2003, but Anadarko has renewal options extending through January 31, 2011 at fair market rental rates. On January 31, 2011, the Company has the right to purchase the West Plant at a fair market sales value computed using a defined formula, which the Company believes will result in a nominal purchase price. In conjunction with UPRG exiting the refinery business in 1987, the West Plant was subleased to CITGO Petroleum Corporation (CITGO) under terms substantially the same as the Company's lease, with sublease payments during any renewal period equal to the lesser of the fair market rental rates as determined in the Company's lease or $5 million. Additionally, CITGO has the option under the sublease to purchase the West Plant from the Company on January 31, 2011 at a specified purchase price.

       For the renewal term, the fair market rental rates of the West Plant were being determined by the appraisal process specified in the lease agreement. In order to resolve certain issues raised by the appraisers, the parties entered into an arbitration agreement. Through the arbitration process, issues of contractual interpretation were clarified to allow the appraisers to complete their fair market determination. Prior to the completion of the fair market rental rate determination by the appraisers, Anadarko and the lessor agreed to rental rates for the period 2004 - 2011 and a maximum purchase price at the end of the lease term. The Company currently estimates the purchase price to be $12.5 million less than the agreed upon maximum purchase price. Since the agreed upon rental rates exceed the capped sublease payments from CITGO and the Company's estimated purchase price exceeds CITGO's specified purchase price in 2011, the Company recorded a liability of $63 million in the first quarter of 2004. This amount represents the present value of the excess of the annual rental amounts payable to the lessor over the amounts under the sublease for 2004 - 2011 as well as the present value of the excess of the estimated purchase price payable to the lessor in 2011 over CITGO's specified purchase price.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "projects", "target", "goal", "plans", "objective", "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward looking statements. See "Regulatory Matters and Additional Factors Affecting Business" and "Critical Accounting Policies and Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2003 Annual Report on Form 10-K.

Overview

       Anadarko Petroleum Corporation's primary line of business is the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company's major areas of operations are located in the United States, Canada and Algeria. Anadarko is also active in Venezuela, Qatar and several other countries. The Company's focus is on adding high-margin oil and natural gas reserves at competitive finding and development costs and continuing to develop more efficient and effective ways of exploring for and producing oil and gas. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko and its subsidiaries.

Selected Data

	Quarter Ended
	March 31

millions except per share amounts	2004	2003

Financial Results
Revenues	$1,460	$1,255
Costs and expenses	732	634
Interest expense and other (income) expense	123	21
Income tax expense	212	228
Net income available to common stockholders before
cumulative effect of change in accounting principle	$392	$371
Net income available to common stockholders	$392	$418
Earnings per share - before cumulative effect
of change in accounting principle - diluted	$1.55	$1.45
Earnings per share - diluted	$1.55	$1.63

Operating Results
Sales volumes (MMBOE)	49	45

Capital Resources and Liquidity
Capital expenditures	$732	$623
Cash flow from operating activities	$885	$705

MMBOE - million barrels of oil equivalent

Financial Results

Net Income     In the first quarter of 2004, Anadarko's net income was $392 million or $1.55 per share (diluted). This compares to net income before cumulative effect of change in accounting principle of $371 million or $1.45 per share (diluted) for the first quarter of 2003. The increase in net income was due primarily to higher sales volumes and commodity prices, partially offset by higher costs and expenses and other non-operating expenses. In 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and the related cumulative adjustment in the first quarter of 2003 was an increase of $47 million after income taxes, or $0.18 per share (diluted). Including the accounting change, net income was $418 million or $1.63 per share (diluted) for the first quarter of 2003.

Revenues

	Quarter Ended
	March 31

millions	2004	2003

Gas sales	$772	$706
Oil and condensate sales	551	445
Natural gas liquids sales	103	85
Other sales	34	19

Total	$1,460	$1,255

       Anadarko's total revenues for the first quarter of 2004 increased 16% compared to the first quarter of 2003 due primarily to higher sales volumes and commodity prices.

       The impact of hedges and marketing activities resulted in lower realized prices of $0.11 per thousand cubic feet (Mcf) of gas and $1.64 per barrel of oil for the first quarter of 2004 compared to market prices, which decreased revenues $47 million. For the first quarter of 2003, the impact of hedges and marketing activities resulted in lower realized prices of $0.84 per Mcf of gas and $2.44 per barrel of oil compared to market prices, which decreased revenues $167 million.

Analysis of Sales Volumes

	Quarter Ended
	March 31

	2004	2003

Barrels of Oil Equivalent (MMBOE)
United States	33	32
Canada	7	8
Algeria	7	4
Other International	2	1

Total	49	45

Barrels of Oil Equivalent per Day (MBOE/d)
United States	353	350
Canada	83	84
Algeria	79	48
Other International	23	16

Total	538	498

MBOE/d - thousand barrels of oil equivalent per day

       During the first quarter of 2004, Anadarko's daily sales volumes increased 8% compared to the first quarter of 2003 due primarily to higher volumes in Algeria due to the timing of cargo liftings and the expansion of production facilities and infrastructure.

Natural Gas Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2004	2003

United States (Bcf)	121	118
MMcf/d	1,328	1,316
Price per Mcf	$4.86	$4.47

Canada (Bcf)	36	35
MMcf/d	395	389
Price per Mcf	$5.12	$5.02

Total (Bcf)	157	153
MMcf/d	1,723	1,705
Price per Mcf	$4.92	$4.60

Bcf - billion cubic feet
MMcf/d - million cubic feet per day

       The Company's daily natural gas sales volumes for the first quarter of 2004 were up 1% compared to the first quarter of 2003 due primarily to higher volumes in Texas, Louisiana and Canada. Production of natural gas is generally not directly affected by seasonal swings in demand.

       The Company's average realized natural gas price for the quarter ended March 31, 2004 increased 7% compared to the same period of 2003. These higher prices include commodity price hedges on 45% of natural gas sales volumes during the quarter ended March 31, 2004 that reduced the Company's exposure to low prices and limited participation in higher prices. As of March 31, 2004, the Company has hedged about 31% of its anticipated natural gas wellhead sales volumes for the remainder of 2004. See Derivative Instruments under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2004	2003

United States (MMBbls)	9	9
MBbls/d	85	92
Price per barrel	$29.88	$27.63

Canada (MMBbls)	1	2
MBbls/d	15	17
Price per barrel	$32.14	$29.10

Algeria (MMBbls)	7	4
MBbls/d	79	48
Price per barrel	$31.37	$31.82

Other International (MMBbls)	2	1
MBbls/d	23	16
Price per barrel	$23.72	$24.51

Total (MMBbls)	19	16
MBbls/d	202	173
Price per barrel	$29.94	$28.64

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the first quarter of 2004 increased 17% compared to the first quarter of 2003, primarily due to the higher volumes in Algeria. Production of oil is not usually affected by seasonal swings in demand.

       Anadarko's average realized crude oil prices for the quarter ended March 31, 2004 increased 5% compared to the same period of 2003. These higher prices include commodity price hedges on 33% of crude oil and condensate sales volumes during the quarter ended March 31, 2004 that reduced the Company's exposure to low prices and limited participation in higher prices. As of March 31, 2004, the Company has hedged about 37% of its anticipated oil and condensate sales volumes for the remainder of 2004. See Derivative Instruments under Item 3 of this Form 10-Q.

Natural Gas Liquids Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2004	2003

Total (MMBbls)	4	4
MBbls/d	49	41
Price per barrel	$23.41	$23.12

       The Company's daily NGLs sales volumes for the quarter ended March 31, 2004 increased 20% compared to the same period of 2003 primarily due to additional natural gas volumes processed in the United States. During the quarter ended March 31, 2004, average NGLs prices increased slightly compared to the same period of 2003. NGLs production is dependent on natural gas prices and the economics of processing the natural gas to extract NGLs.

Costs and Expenses

	Quarter Ended
	March 31

millions	2004	2003

Direct operating	$158	$136
Transportation and cost of product	57	40
Administrative and general	79	88
Depreciation, depletion and amortization	348	290
Other taxes	81	75
Impairments related to oil and gas properties	9	5

Total	$732	$634

       During the first quarter of 2004, Anadarko's costs and expenses increased 15% compared to the first quarter of 2003 due to the following factors:

-

Direct operating expense increased 16% due primarily to the impact of an increase in the Canadian exchange rate, the acquisition of producing properties in the Gulf of Mexico in mid-2003 and higher sales volumes in Algeria.

-	Transportation and cost of product expense increased 43% due primarily to higher volumes and higher transportation rates.
-

Administrative and general expense decreased 10% due primarily to lower salaries expense associated with payments in 2003 related to executive transitions and lower costs due to the cost reduction plan implemented in July 2003, partially offset by higher insurance and postretirement benefit expenses in the first quarter of 2004.

-

Depreciation, depletion and amortization (DD&A) expense increased 20%. DD&A expense increases include about $30 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool), $24 million related to higher production volumes and $3 million due to asset retirement obligation accretion expense.

-	Other taxes increased 8% primarily due to higher production volumes and commodity prices in 2004.
-	Impairments of oil and gas properties were related to international activities.

Interest Expense and Other (Income) Expense

	Quarter Ended
	March 31

millions	2004	2003

Interest Expense
Gross interest expense	$88	$94
Capitalized interest	(25)	(34)

Net interest expense	63	60

Other (Income) Expense
Operating lease settlement	63	-
Firm transportation keep-whole contract valuation	2	(35)
Foreign currency exchange gains	(3)	(8)
Ineffectiveness of derivative financial instruments	(6)	2
Other	4	2

Total Other (Income) Expense	60	(39)

Total	$123	$21

Interest Expense     Anadarko's gross interest expense for the quarter ended March 31, 2004 decreased 6% compared to the same period of 2003 due primarily to lower average outstanding debt during 2004. For the quarter ended March 31, 2004, capitalized interest decreased by 26% compared to the same period of 2003. The decrease was primarily due to a decrease in capitalized costs that qualify for interest capitalization.

Other (Income) Expense     Other income in the first quarter of 2004 decreased 254% compared to the same period of 2003. The decrease was due primarily to a $63 million loss in the first quarter of 2004 related to an operating lease settlement for the Corpus Christi West Plant Refinery (West Plant) and the effect of lower market values for firm transportation subject to a keep-whole agreement. For additional information see Note 15 - Contingencies of the Notes to Consolidated Financial Statements under Item 1 of the Form 10-Q and Derivative Instruments and Foreign Currency Risk under Item 3 of this Form 10-Q.

Income Tax Expense

	Quarter Ended
	March 31

millions	2004	2003

Income tax expense	$212	$228

      For the first quarter of 2004, income taxes decreased 7% compared to the first quarter of 2003. A lower overall effective tax rate offset the slight increase in income before income taxes. The effective tax rates for the first quarter of 2004 and 2003 were 35% and 38%, respectively. The variance in the effective tax rate for the quarter ended March 31, 2003 from the statutory rate of 35% was due primarily to income taxes related to foreign activities.

Operating Results

Exploration and Development Activities     During the first quarter of 2004, Anadarko participated in a total of 288 wells, including 205 gas wells, 68 oil wells and 15 dry holes. This compares to a total of 258 wells, including 187 gas wells, 59 oil wells and 12 dry holes during the first quarter of 2003.

Proved Reserves     The Company has previously disclosed that less than 6% of total worldwide proved reserves are located in offshore fields in which reserve booking is supported by conclusive formation tests rather than actual production tests (flow tests). In April 2004, the Securities and Exchange Commission notified the Company that it does not object to classifying reserves as proved undeveloped in the deepwater Gulf of Mexico without a flow test, if they are fully supported by each of the following sources of information: open-hole logs, core samples, seismic surveys and wire line sampling. All of Anadarko's reserves in the deepwater Gulf of Mexico are supported by each of these four data sources, or a flow test.

      An analysis of Anadarko's proved reserve revisions split between performance and price revisions and shown as a percentage of the previous year-end proved reserves is shown in the following graph. During the 10-year period 1994 - 2003, Anadarko's annual reserve revisions, up or down, have been below 5% for either type of revision. This is an indicator of the validity of the Company's processes for estimating reserves. In the aggregate, over the past decade, the average reserve revision has been a positive 0.4% and the average performance-related reserve revision has been a positive 0.2%.

History of Reserve Revisions - % of Previous Year-End Reserve Base Performance vs Price 1994 3.6% 2.7%, 1995 0.5% 1.1%, 1996 0.1% 1.3%, 1997 3.5% -4.0%, 1998 -2.0% -4.1%, 1999 -4.0% 4.9%, 2000 2.9% 1.1%, 2001 -0.3% -2.3%, 2002 -1.7% 0.7%, 2003 -0.2% 0.3%. 10-year average: +0.4% total +0.2% excluding price
      In addition, over the last 10 years, Anadarko's compound annual growth rate (CAGR) for proved reserves has been 20% and for production has been 18%. The Company's history of production growth relative to proved reserve growth is shown below. This data demonstrates the Company's ability to convert proved reserves to production in a timely manner.

Reserves Converted to Production - Proved Reserves MMBOE vs. Produced MBOE/d 1993 391 104, 1994 476 112, 1995 526 109, 1996 601 104, 1997 708 120, 1998 935 129, 1999 991 135, 2000 2,061 306, 2001 2,305 546, 2002 2,328 539, 2003 2,513 525. Reserves CAGR 20% Production CAGR 18%
Marketing Strategies

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

       The Company purchases physical volumes for resale primarily from partners and producers near Anadarko's production. These purchases allow the Company to aggregate larger volumes and attract larger, creditworthy customers, which in turn enhance the value of the Company's production. The Company sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. The Company has the marketing capability to move large volumes of gas into and out of the "daily" gas market to take advantage of any price volatility.

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

       Since 2002, all segments of the energy market experienced increased scrutiny of their financial condition, liquidity and credit. This has been reflected in rating agency credit downgrades of many merchant energy trading companies. Anadarko has not experienced any material financial losses associated with credit deterioration of third-party purchasers; however, in certain situations the Company has declined to transact with some counterparties and changed its sales terms to require some counterparties to pay in advance or post letters of credit for purchases.

Marketing and Trading Contracts     The following tables provide additional information regarding the Company's marketing and trading portfolio of physical and derivative contracts and the firm transportation keep-whole agreement and related derivatives as of March 31, 2004. The Company records income or loss on these activities using the mark-to-market accounting method.

		Firm
	Marketing	Transportation
millions	and Trading	Keep-whole	Total

Fair value of contracts outstanding as of
December 31, 2003 - assets (liabilities)	$6	$(76)	$(70)
Contracts realized or otherwise settled during 2004	(2)	6	4
Other changes in fair value	2	(2)	-

Fair value of contracts outstanding as of
March 31, 2004 - assets (liabilities)	$6	$(72)	$(66)

	Fair Value of Contracts as of March 31, 2004

Assets (Liabilities) millions	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in excess of 5 Years	Total

Marketing and Trading
Prices actively quoted	$2	$3	$1	$-	$6
Prices based on models and other valuation
methods	-	-	-	-	-

Firm Transportation Keep-whole
Prices actively quoted	$(27)	$-	$-	$-	$(27)
Prices based on models and other valuation
methods	-	(31)	(14)	-	(45)

Total
Prices actively quoted	$(25)	$3	$1	$-	$(21)
Prices based on models and other valuation
methods	-	(31)	(14)	-	(45)

Capital Resources and Liquidity

General     Anadarko's cash flow from operating activities during the quarter ended March 31, 2004 was $885 million compared to $705 million for the same period of 2003. The increase in 2004 cash flow is attributed primarily to higher sales volumes and commodity prices, partially offset by higher costs and expenses. Fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities. Sales volume changes can also impact cash flow in the short-term, but have not been as volatile as commodity prices in the past. Anadarko holds derivative instruments to help manage commodity price risk. Anadarko's long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations. The Company's goals include continuing to find high-margin oil and gas reserves at competitive prices, managing commodity price risk and keeping operating costs at efficient levels.

Long-term Debt     At March 31, 2004 and December 31, 2003, Anadarko's total long-term debt was $5.1 billion.

Capital Expenditures     The Company funded its capital investment programs in the first quarter of 2004 and 2003 primarily through cash flow. The following table shows the Company's capital expenditures by category.

	Quarter Ended
	March 31

millions	2004	2003

Development	$491	$361
Exploration	147	151
Acquisitions of oil and gas properties	16	15
Gathering and other	12	10
Capitalized interest and internal costs related to exploration
and development activities	66	86

Total*	$732	$623

* Excludes asset retirement costs and includes actual asset retirement expenditures.

       During the first quarter of 2004, Anadarko's capital spending increased 17% compared to the same period of 2003. The increase in development spending and the slight decrease in exploration spending reflect the Company's decision to direct capital to the areas that have shown the best performance and rate of return, primarily the Lower 48 states, during periods of higher prices.

Dividends     In the first quarter of 2004 and 2003, Anadarko paid $35 million and $24 million, respectively, in dividends to its common stockholders (14 cents per share in the first quarter of 2004 and 10 cents per share in the first quarter of 2003). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. In the first quarters of 2004 and 2003, Anadarko also paid $1 million in preferred stock dividends.

       The Company's credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. As of March 31, 2004, Anadarko's capitalization ratio was 36% debt. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at March 31, 2004. The amount of future common stock dividends will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

Outlook     Net cash flow from operations in 2004 is expected to be sufficient to fund capital spending and additional borrowings are not anticipated in 2004. The Company's initial capital budget for 2004 was based on estimates of cash flow from operations using prices below January 2004 and more recent New York Mercantile Exchange levels. The Company intends to adjust capital expenditures to reflect changes in its cash flow from operations. If higher prices are realized, the Company may expand the drilling program, make targeted acquisitions, further strengthen the balance sheet or buy back stock. If commodity prices significantly decrease, the Company may curtail capital spending projects, as well as delay or defer drilling wells in certain areas because of lower cash flows.

Recent Developments

      In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues" (previously addressed as Issue 03-O), that mineral rights should be considered tangible assets for accounting purposes and should be separately disclosed in the financial statements or footnotes. The EITF acknowledged that this consensus requires an amendment to SFAS No. 141, "Business Combinations," to remove mineral rights as an example of an intangible asset. The Financial Accounting Standards Board (FASB) has issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, that amend SFAS Nos. 141 and 142, respectively, to characterize mineral rights as tangible assets. The EITF is still considering whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS No. 142 if they are determined to be intangible assets. There has been no resolution of this issue as described in EITF Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies."

      Anadarko classifies the cost of oil and gas mineral rights as properties and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, the Company estimates that $1.1 billion would be reclassified from properties and equipment to intangible assets on its consolidated balance sheets as of March 31, 2004 and December 31, 2003. These amounts represent oil and gas mineral rights acquired after June 2001 through the end of the respective periods. These amounts are net of accumulated DD&A. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

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

Derivative Instruments Held for Non-Trading Purposes     The Company had equity production hedges of 159 Bcf of natural gas and 20 MMBbls of crude oil as of March 31, 2004 (excluding physical delivery fixed price contracts). As of March 31, 2004, the Company had a net unrealized loss of $294 million before income taxes on these commodity derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in commodity prices would result in an additional loss on these commodity derivative instruments of approximately $124 million. However, this loss would be substantially offset by a gain in the value of that portion of the Company's equity production that is hedged.

Derivative Instruments Held for Trading Purposes     As of March 31, 2004, the Company had a net unrealized gain of $49 million (gains of $50 million and losses of $1 million) on commodity derivative financial instruments entered into for trading purposes and a net unrealized loss of $43 million (losses of $50 million and gains of $7 million) on derivative physical delivery contracts entered into for trading purposes. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on the derivative instruments would be approximately $1 million.

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Field Services, Inc. (Duke). As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward twelve months. As of March 31, 2004, accounts payable included $27 million and other long-term liabilities included $45 million related to this agreement. As of December 31, 2003, accounts payable included $27 million and other long-term liabilities included $49 million related to this agreement. A 10% unfavorable change in the March 31, 2004 prices on the short-term portion of the keep-whole agreement would result in an additional loss of $8 million. The future gain or loss from this agreement cannot be accurately predicted. For additional information related to the keep-whole agreement, see Note 7 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

       For additional information regarding the Company's marketing and trading portfolio and the firm transportation keep-whole agreement, see Marketing Strategies under Item 2 of this Form 10-Q.

Interest Rate Risk     Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company's floating rate debt. The Company believes the potential effect that reasonably possible near term changes in interest rates may have on the fair value of the Company's various debt instruments is not material.

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

     A Canadian subsidiary has notes and debentures denominated in U.S. dollars. The potential foreign currency re-measurement impact on earnings from a 10% increase in the March 31, 2004 Canadian exchange rate would be about $2 million based on the outstanding debt at March 31, 2004.

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

       Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2004. In addition, there has been no significant change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 15 - Contingencies of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form
10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit			Original Filed	File
Number		Description	Exhibit	Number

3	(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
		of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

	(b)	By-laws of Anadarko Petroleum	3(b) to Form 10-K	1-8968
		Corporation, as amended	for year ended
December 31, 2003

	(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
		Restated Certificate of Incorporation	July 28, 2000

4	(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
		Cumulative Preferred Stock, Series B	May 6, 1998

	(b)	Rights Agreement, dated as of October 29,	4.1 to Form 8-A dated	1-8968
		1998, between Anadarko Petroleum	October 30, 1998
Corporation and The Chase Manhattan Bank

*10	(b)	Performance Share Agreement

*12		Computation of Ratios of Earnings to Fixed
Charges and Earnings to Combined Fixed
Charges and Preferred Stock Dividends

*31		Rule 13a-14(a)/15d-14(a) Certifications

*32		Section 1350 Certifications

(b)	Reports on Form 8-K

A report on Form 8-K dated January 30, 2004 was furnished. The event was reported under Item 9 - Regulation FD Disclosure and Item 12 - Results of Operations and Financial Condition.

A report on Form 8-K dated February 6, 2004 was furnished. The event was reported under Item 9 - Regulation FD Disclosure.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 10, 2004	By:	/s/ JAMES R. LARSON

James R. Larson - Senior Vice President,
Finance and Chief Financial Officer