Form 10-Q
period 2004-06-30
ANADARKO PETROLEUM CORP
filed 2004-08-05
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004
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

     Indicate by check mark whether the registrant is an accelerated filer. Yes    X     No _____.

     The number of shares outstanding of the Company's common stock as of June 30, 2004 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	250,212,962

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003	-

	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	-

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2004 and 2003	-

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	-

Item 4.	Submission of Matters to a Vote of Security Holders	-

Item 6.	Exhibits and Reports on Form 8-K	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2004	2003	2004	2003

Revenues
Gas sales	$843	$697	$1,615	$1,403
Oil and condensate sales	503	434	1,054	879
Natural gas liquids sales	93	85	196	170
Other sales	4	33	38	52

Total	1,443	1,249	2,903	2,504

Costs and Expenses
Direct operating	163	151	321	287
Transportation and cost of product	59	53	116	93
Administrative and general	92	86	171	174
Depreciation, depletion and amortization	357	323	705	613
Other taxes	85	71	166	146
Impairments related to oil and gas properties	-	13	9	18

Total	756	697	1,488	1,331

Operating Income	687	552	1,415	1,173

Interest Expense and Other (Income) Expense
Interest expense	66	68	129	128
Other (income) expense	(4)	12	56	(27)

Total	62	80	185	101

Income Before Income Taxes	625	472	1,230	1,072

Income Tax Expense	219	170	431	398

Net Income Before Cumulative Effect of Change
in Accounting Principle	$406	$302	$799	$674

Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$405	$301	$797	$672

Cumulative Effect of Change in Accounting Principle	-	-	-	47

Net Income Available to Common Stockholders	$405	$301	$797	$719

Per Common Share
Net income - before change in accounting principle - basic	$1.60	$1.21	$3.16	$2.70
Net income - before change in accounting principle - diluted	$1.59	$1.20	$3.14	$2.65

Change in accounting principle - basic	$-	$-	$-	$0.19
Change in accounting principle - diluted	$-	$-	$-	$0.18

Net income - basic	$1.60	$1.21	$3.16	$2.89
Net income - diluted	$1.59	$1.20	$3.14	$2.83

Dividends	$0.14	$0.10	$0.28	$0.20

Average Number of Common Shares Outstanding - Basic	252	250	252	249

Average Number of Common Shares Outstanding - Diluted	254	252	254	255

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

June 30,		December 31,
millions	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$309	$62
Accounts receivable, net of allowance:
Customers	959	778
Others	290	326
Other current assets	158	158

Total	1,716	1,324

Properties and Equipment
Original cost (includes unproved properties of $1,767 and $2,524
as of June 30, 2004 and December 31, 2003, respectively)	27,609	26,367
Less accumulated depreciation, depletion and amortization	9,543	8,971

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	18,066	17,396

Other Assets	443	437

Goodwill	1,378	1,389

Total Assets	$21,603	$20,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,309	$1,222
Accrued expenses	567	493
Current portion, notes and debentures	168	-

Total	2,044	1,715

Long-term Debt	4,895	5,058

Other Long-term Liabilities
Deferred income taxes	4,437	4,252
Other	1,076	922

Total	5,513	5,174

Stockholders' Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, 0.1 million shares issued
as of June 30, 2004 and December 31, 2003)	89	89
Common stock, par value $0.10 per share
(450.0 million shares authorized, 259.3 million and 258.2 million shares
issued as of June 30, 2004 and December 31, 2003, respectively)	26	26
Paid-in capital	5,565	5,500
Retained earnings	3,925	3,199
Treasury stock (5.8 million and 3.2 million shares as of June 30, 2004 and
December 31, 2003, respectively)	(317)	(166)
Deferred compensation and ESOP (1.3 million and 1.6 million shares
as of June 30, 2004 and December 31, 2003, respectively)	(49)	(69)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of June 30, 2004 and December 31, 2003)	(117)	(102)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(144)	(120)
Foreign currency translation adjustments	231	300
Minimum pension liability	(58)	(58)

Total	29	122

Total	9,151	8,599

Commitments and Contingencies	-	-

Total Liabilities and Stockholders' Equity	$21,603	$20,546

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2004	2003	2004	2003

Net Income Available to Common Stockholders	$405	$301	$797	$719

Add: Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholders
Before Preferred Stock Dividends	406	302	799	721

Other Comprehensive Income (Loss), Net of Income Taxes
Unrealized gain (loss) on derivative instruments:
Unrealized loss during the period[1]	(34)	(73)	(115)	(152)
Reclassification adjustment for loss included in net
income[2]	47	27	91	49

Total unrealized gain (loss) on derivative instruments	13	(46)	(24)	(103)
Foreign currency translation adjustments[3]	(42)	108	(69)	235

Total	(29)	62	(93)	132

Comprehensive Income	$377	$364	$706	$853

1net of income tax benefit of:	$18	$44	$65	$89
2net of income tax expense of:	(27)	(16)	(53)	(28)
3net of income tax benefit (expense) of:	9	(52)	13	(52)

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30

millions	2004	2003

Cash Flow from Operating Activities
Net income before cumulative effect of change in accounting principle	$799	$674
Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	705	613
Deferred income taxes	248	263
Impairments related to oil and gas properties	9	18
Other noncash items	72	-

	1,833	1,568
Increase in accounts receivable	(158)	(64)
Increase (decrease) in accounts payable and accrued expenses	158	(4)
Other items - net	(68)	(85)

Net cash provided by operating activities	1,765	1,415

Cash Flow from Investing Activities
Additions to properties and equipment	(1,473)	(1,524)
Sales and retirements of properties and equipment	1	41

Net cash used in investing activities	(1,472)	(1,483)

Cash Flow from Financing Activities
Additions to debt	6	601
Retirements of debt	(1)	(458)
Increase (decrease) in accounts payable, banks	(30)	45
Sale of future hard minerals royalty revenues	158	-
Dividends paid	(73)	(51)
Purchase of treasury stock	(151)	-
Retirement of preferred stock	-	(12)
Issuance of common stock	44	34

Net cash provided by (used in) financing activities	(47)	159

Effect of Exchange Rate Changes on Cash	1	3

Net Increase in Cash and Cash Equivalents	247	94

Cash and Cash Equivalents at Beginning of Period	62	34

Cash and Cash Equivalents at End of Period	$309	$128

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

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of financial position as of June 30, 2004 and December 31, 2003, the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to litigation, environmental liabilities, income taxes and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Derivative Instruments     Anadarko uses derivative instruments for its energy marketing and trading business and to manage foreign currency risk and commodity price risk associated with its equity oil and gas production and the firm transportation keep-whole agreement. All derivatives, other than those that meet the normal purchases and sales exception, are carried on the balance sheet at fair value.

       Accounting for unrealized gains and losses related to derivatives used to manage foreign currency risk and commodity price risk associated with equity oil and gas production is dependent on whether the derivative instruments have been designated and qualify as part of a hedging relationship. Derivative instruments may be designated as a hedge of exposure to changes in fair values, cash flows or foreign currencies, if certain conditions are met. If the hedged exposure is to changes in fair value, the unrealized gains and losses on the derivative instrument, as well as the associated losses and gains on the hedged item, are recognized currently in earnings. If the hedged exposure is a cash flow exposure, the effective portion of the unrealized gains and losses on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into revenues in the same period during which the hedged transaction affects earnings. The ineffective portion of the gains and losses, if any, is recognized currently in other (income) expense. Hedge ineffectiveness is that portion of the fair value change of the hedge that exceeds the fair value change of the hedged item. In those instances where it is probable that a forecasted transaction subject to a cash flow hedge will not occur, the unrealized gain or loss is reclassified from accumulated other comprehensive income to revenues in the current period. Unrealized gains and losses on foreign currency hedges are recorded on the basis of whether the hedge is a fair value or cash flow hedge. Unrealized gains and losses on derivative instruments that do not qualify for hedge accounting are recognized currently in revenues.

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

Earnings Per Share     The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options and performance-based stock awards under the treasury stock method, if including such equity instruments is dilutive. Diluted EPS amounts also include the net effect of the Company's convertible debentures and Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) assuming the conversions occurred at the beginning of the year through the period outstanding, if including such potential common shares is dilutive. See Note 10.

Recent Accounting Developments     As of the end of 2003, the Financial Accounting Standards Board (FASB) was considering whether oil and gas drilling rights were subject to the classification and disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In July 2004, the FASB issued proposed FASB Staff Position (FSP) FAS 142-b, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets to Oil and Gas Producing Entities." This proposed FSP confirms the Staff's position that SFAS No. 142 did not change the balance sheet classification or disclosure requirements for drilling and mineral rights of oil and gas producing entities that are within the scope of SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Anadarko classifies the cost of oil and gas drilling and mineral rights as properties and equipment, which is consistent with SFAS No. 19 and proposed FSP FAS 142-b.

2.  Stock-Based Compensation

       For options granted or modified after January 2003, the Company uses the fair value method of accounting for stock-based employee compensation expense. For options granted prior to 2003, Anadarko applies the intrinsic value method whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Anadarko common stock on the date of grant.

       If compensation expense for all stock option grants had been determined using the fair value method, the Company's pro forma net income and EPS would have been as shown below:

Three Months Ended			Six Months Ended
	June 30		June 30

millions except per share amounts	2004	2003	2004	2003

Net income available to common stockholders, as reported	$405	$301	$797	$719
Add: Stock-based employee compensation expense included
in income, after income taxes	4	2	7	5
Deduct: Total stock-based employee compensation expense
determined under the fair value method, after income taxes	(5)	(5)	(10)	(16)

Pro forma net income available to common stockholders	$404	$298	$794	$708

Basic EPS - as reported	$1.60	$1.21	$3.16	$2.89
Basic EPS - pro forma	$1.60	$1.19	$3.15	$2.84

Diluted EPS - as reported	$1.59	$1.20	$3.14	$2.83
Diluted EPS - pro forma	$1.59	$1.18	$3.12	$2.79

3.  Asset Retirement Obligations

       The majority of Anadarko's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. In 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of a liability for an asset retirement obligation to be recorded in the period incurred and a corresponding increase in the carrying amount of the related long-lived asset. The related cumulative adjustment to 2003 net income was an increase of $74 million before income taxes or $47 million after income taxes, or $0.18 per share (diluted). Additionally, in 2003 the Company recorded an initial asset retirement obligation liability of $278 million and an increase to net properties and equipment and other assets of $352 million. The Company did not recalculate historical quarterly full cost ceiling test calculations in determining the cumulative adjustment to net income. The application of SFAS No. 143 did not have a material impact on the Company's depreciation, depletion and amortization (DD&A) expense, net income or EPS in 2003. There was no impact on the Company's cash flow in 2003 as a result of adopting SFAS No. 143.

       The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

       The following table provides a rollforward of the asset retirement obligations for the current period:

millions
Carrying amount of asset retirement obligations as of January 1, 2004	$477
Liabilities incurred	12
Liabilities settled	(26)
Accretion expense	16
Revisions in estimated liabilities	2
Impact of foreign currency exchange rate changes	(4)

Carrying amount of asset retirement obligations as of June 30, 2004	$477

4.  Inventories

       Inventories are stated at the lower of average cost or market. The major classes of inventories, which are included in other current assets, are as follows:

	June 30,	December 31,
millions	2004	2003

Materials and supplies	$76	$77
Natural gas	29	29
Crude oil and NGLs	21	19

Total	$126	$125

5.  Properties and Equipment

       Oil and gas properties include costs of $1.8 and $2.5 billion at June 30, 2004 and December 31, 2003, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unproved properties and major development projects. The decrease in costs excluded is primarily due to certain unproved properties in the United States and Canada that the Company no longer intends to evaluate as a result of the refocused strategy announced in June 2004. At June 30, 2004 and December 31, 2003, the Company's investment in countries where proved reserves have not been established was $81 million and $76 million, respectively. During the second quarter of 2003, the Company made provisions for impairments of oil and gas properties of $13 million related to international activities. For the first six months of 2004 and 2003, the Company made provisions for impairments of oil and gas properties of $9 million and $18 million, respectively, related to international activities.

       Total interest costs incurred during the second quarter of 2004 and 2003 were $88 million and $98 million, respectively. Of these amounts, the Company capitalized $22 million and $30 million during the second quarter of 2004 and 2003, respectively, as part of the cost of oil and gas properties. Total interest costs incurred during the first six months of 2004 and 2003 were $176 million and $192 million, respectively. Of these amounts, the Company capitalized $47 million and $64 million during the first six months of 2004 and 2003, respectively. The interest rates for capitalization are based on the Company's weighted average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration and development activities are in progress.

       Oil and gas properties include internal costs related to exploration and development activities of $45 million capitalized during the second quarters of 2004 and 2003. For the first six months of 2004 and 2003, the Company capitalized internal costs related to exploration and development activities of $86 million and $97 million, respectively.

6.  Debt

       A summary of debt follows:

	June 30, 2004		December 31, 2003

millions	Principal	Carrying Value	Principal	Carrying Value

Total debt	$5,201	$5,063	$5,202	$5,058
Less current portion		168		-

Total long-term debt		$4,895		$5,058

7.  Financial Instruments

Derivative Instruments     The Company is exposed to price risk from changing commodity prices. Management believes it is prudent to periodically minimize the variability in cash flows on a portion of its oil and gas production. To meet this objective, the Company enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from changing commodity prices. The Company also uses fixed price physical delivery sales contracts to accomplish this objective. The types of derivative financial instruments utilized by the Company include futures, swaps and options.

       Anadarko also enters into derivative financial instruments (futures, swaps and options) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in the market price of natural gas and crude oil. Derivative financial instruments are also used to meet customers' pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. In addition, the Company may use options and swaps to reduce exposure to losses on its firm transportation keep-whole commitment with Duke Energy Field Services, Inc. (Duke). Essentially all of the derivatives used for trading purposes have a term of less than one year, with most having a term of less than three months.

       Futures contracts are generally used to fix the price of expected future gas sales and oil sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix the price differential between the price of gas at Henry Hub and various other market locations. Physical delivery purchase and sale agreements require the receipt or delivery of physical product at a specified location and price. The pricing can be fixed or market-based. Options are generally used to fix a floor and a ceiling price (collar) for expected future gas sales and oil sales. Settlements of futures contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange and have nominal credit risk. Swap, over-the-counter traded option and physical delivery agreements expose the Company to credit risk to the extent the counterparty is unable to meet its settlement commitment. The Company monitors the creditworthiness of each counterparty. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses in settling with its swap and option counterparties.

Oil and Gas Activities       At June 30, 2004 and December 31, 2003, the Company had option contracts, swap contracts and fixed price physical delivery contracts in place to hedge a portion of expected future sales of equity oil and gas production. The fixed price physical delivery contracts are excluded from derivative accounting treatment under the normal sale provision. The derivative financial instruments receive hedge accounting treatment if they meet the qualifications and mark-to-market accounting is applied to those that do not qualify for hedge accounting. The fair values and the accumulated other comprehensive income balances applicable to the derivative financial instruments (excluding the physical delivery sales contracts) are as follows:

	June 30,	December 31,
millions	2004	2003

Fair Value - Asset (Liability)
Current	$(254)	$(232)
Noncurrent	(16)	(10)

Total	$(270)	$(242)

Accumulated other comprehensive loss before income taxes	$(227)	$(193)

Accumulated other comprehensive loss after income taxes	$(144)	$(122)

       The difference between the fair values and the unrealized loss before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting, hedge ineffectiveness and foreign currency hedges. Approximately $209 million ($133 million after income taxes) of net losses in the accumulated other comprehensive income balance as of June 30, 2004 is expected to be reclassified into gas and oil sales during 2004 as the hedged transactions occur.

       Below is a summary of the Company's financial derivative instruments and physical delivery sales contracts through 2005 related to its oil and gas activities (non-trading activities) as of June 30, 2004, including the hedged volumes per day and the related weighted-average prices. A substantial portion of these hedges qualify for and receive hedge accounting treatment. There are no significant cash flow hedges beyond 2005.

	Third	Fourth
	Quarter	Quarter	Annual
	2004	2004	2005

Natural Gas

Three-Way Collars (thousand MMBtu/d)	269	269	129
NYMEX price per MMBtu
Floor sold price	$2.67	$2.67	$3.74
Floor purchased price	$3.65	$3.65	$4.71
Ceiling sold price	$5.30	$5.30	$8.64

Two-Way Collars (thousand MMBtu/d)	44	44	26
NYMEX price per MMBtu
Floor purchased price	$4.29	$4.29	$3.76
Ceiling sold price	$6.43	$6.43	$5.65

Fixed Price (thousand MMBtu/d)	264	245	33
NYMEX price per MMBtu	$3.87	$3.83	$3.46

Total (thousand MMBtu/d)	577	558	188

Basis Swaps (thousand MMBtu/d)	202	183	103
Price per MMBtu	$(0.13)	$(0.12)	$(0.19)

Crude Oil

Three-Way Collars (MBbls/d)	38	38	20
NYMEX price per barrel
Floor sold price	$20.13	$20.13	$27.00
Floor purchased price	$24.61	$24.61	$32.00
Ceiling sold price	$30.00	$30.00	$44.05

Two-Way Collars (MBbls/d)	3	3	2
NYMEX price per barrel
Floor purchased price	$22.00	$22.00	$22.00
Ceiling sold price	$26.32	$26.32	$26.32

Fixed Price (MBbls/d)	26	26	-
NYMEX price per barrel	$27.22	$27.22	$-

Total (MBbls/d)	67	67	22

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

Marketing and Trading Activities     The fair values of the Company's marketing and trading derivative financial instruments as of June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
millions	2004	2003

Fair Value - Asset (Liability)
Current	$42	$33
Noncurrent	5	4

Total	$47	$37

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

       While derivatives are intended to reduce the Company's exposure to declines in the market value of firm transportation, they also limit the potential to benefit from increases in the market value of firm transportation. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward 12 months. Net (payments to) receipts from Duke for the quarter ended June 30, 2004 and 2003 were $(6) million and $14 million, respectively, and net (payments to) receipts from Duke for the six months ended June 30, 2004 and 2003 were $(12) million and $24 million, respectively. This keep-whole agreement and any associated derivative instruments are accounted for on a mark-to-market basis.

       The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price quotes beyond the next 12 months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical natural gas basis prices, discounted at 10% per year. Management also periodically evaluates the supply and demand factors (such as expected drilling activity, anticipated pipeline construction projects, expected changes in demand at pipeline delivery points, etc.) that may impact the future market value of the firm transportation capacity to determine if the estimated fair value should be adjusted. The Company recognized other income of $5 million and other expense of $17 million for the quarter ended June 30, 2004 and 2003, respectively, and other income of $3 million and $18 million for the six months ended June 30, 2004 and 2003, respectively, related to the keep-whole agreement and associated derivative instruments. As of June 30, 2004, accounts payable included $20 million and other long-term liabilities included $41 million related to the keep-whole agreement and associated derivative instruments. As of December 31, 2003, accounts payable included $27 million and other long-term liabilities included $49 million related to the keep-whole agreement and associated derivative instruments.

       Anticipated undiscounted and discounted liabilities for the firm transportation keep-whole agreement at June 30, 2004 are as follows:

millions	Undiscounted	Discounted

2004	$11	$11
2005	18	17
2006	19	15
2007	14	11
2008	9	6
2009	1	1

Total	$72	$61

       As of June 30, 2004 and December 31, 2003, the Company had no material volumes under derivative financial instrument hedges related to the firm transportation keep-whole agreement.

8.  Sale of Future Hard Minerals Royalty Revenues

       In May 2004, the Company entered into an agreement whereby it sold a portion of its future royalties associated with existing coal and trona leases to a third party for $158 million, net of transaction costs. Under the terms of the agreement, the Company conveyed a limited-term nonparticipating royalty interest, which was carved out of the Company's royalty interests, that entitles the third party to receive up to $229 million in future coal and trona royalty revenue over an 11-year period. Additionally, the third party is also entitled to receive 5% of the aggregate royalties earned during the first ten years of the agreement that exceed $400 million. The Company retains 100% of the aggregate royalty payment receipts between $229 million and $400 million during the term of the agreement and 95% of the aggregate royalty payment receipts that are in excess of $400 million during the first ten years of the agreement. The third party relies solely on the royalty payments to recover their investment and, as such, has the risk of the royalties not being sufficient to recover their investment over the term of the agreement.

       The $158 million in proceeds from this transaction have been accounted for as deferred revenues and classified as liabilities on the balance sheet. The deferred revenues will be amortized to other sales on a unit-of-revenue basis over the term of the agreement. During the second quarter 2004, the Company amortized $4 million of deferred revenues to other sales revenues as a result of this agreement. Proceeds from the transaction are reported in financing activities in the statement of cash flows and were used primarily to repurchase shares of Anadarko common stock.

       The specified amounts that the third-party investor expects to receive, prior to the 5% of any excess described above, are shown below. These amounts and the payment timing are subject to change based upon the actual royalties received by the Company during the term of the agreement.

millions

2004	$11
2005	23
2006	24
2007	24
2008	24
Later years	123

Total	$229

9.  Preferred Stock

       For the first and second quarters of 2004 and 2003, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

10.  Common Stock

       The reconciliation between basic and diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available before change
in accounting principle	$405	252	$1.60	$301	250	$1.21

Effect of convertible debentures
and ZYP-CODES	-	-		1	1
Effect of dilutive stock options and
performance-based stock awards	-	2		-	1

Diluted EPS
Net income available before change
in accounting principle plus
assumed conversion	$405	254	$1.59	$302	252	$1.20

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available before change
in accounting principle	$797	252	$3.16	$672	249	$2.70

Effect of convertible debentures
and ZYP-CODES	-	-		3	5
Effect of dilutive stock options and
performance-based stock awards	-	2		-	1

Diluted EPS
Net income available before change
in accounting principle plus
assumed conversion	$797	254	$3.14	$675	255	$2.65

      For the three and six months ended June 30, 2004, options for 1.1 million and 1.2 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods. During the three and six months ended June 30, 2003, options for 8.8 million and 8.9 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods.

       In June 2004, the Company announced a stock buyback program to purchase up to $2 billion in shares of common stock. The Company intends to purchase the majority of the authorized amount in shares within the next 12 months. Shares may be repurchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During the second quarter of 2004, the Company purchased 2.6 million shares of common stock for $150 million under the program.

       The Company's credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. Under the maximum debt capitalization ratio, retained earnings were not restricted as to the payment of dividends at June 30, 2004 and December 31, 2003.

11.  Statements of Cash Flows Supplemental Information

       The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:

	Six Months Ended
	June 30

millions	2004	2003

Interest	$125	$114
Income taxes	$13	$72

12.  Segment Information

       The following table illustrates information related to Anadarko's business segments. The segment shown as All Other and Intercompany Eliminations includes other smaller operating units, corporate activities, financing activities and intercompany eliminations.

Oil and Gas		Marketing		All Other and
Exploration		and		Intercompany
millions	and Production	Trading	Minerals	Eliminations	Total

Three Months Ended June 30:
2004

Revenues	$696	$30	$7	$710	$1,443
Intersegment revenues	730	4	-	(734)	-

Total revenues	1,426	34	7	(24)	1,443

Income (loss) before income taxes	$803	$(4)	$6	$(180)	$625

2003

Revenues	$682	$41	$8	$518	$1,249
Intersegment revenues	514	4	-	(518)	-

Total revenues	1,196	45	8	-	1,249

Impairments related to oil and gas properties	13	-	-	-	13

Income (loss) before income taxes	$602	$1	$6	$(137)	$472

Six Months Ended June 30:
2004

Revenues	$1,430	$79	$21	$1,373	$2,903
Intersegment revenues	1,393	7	-	(1,400)	-

Total revenues	2,823	86	21	(27)	2,903

Impairments related to oil and gas properties	9	-	-	-	9

Income (loss) before income taxes	$1,576	$7	$18	$(371)	$1,230

Net properties and equipment	$16,236	$268	$1,197	$365	$18,066

Goodwill	$1,378	$-	$-	$-	$1,378

2003

Revenues	$1,445	$55	$17	$987	$2,504
Intersegment revenues	982	8	-	(990)	-

Total revenues	2,427	63	17	(3)	2,504

Impairments related to oil and gas properties	18	-	-	-	18

Income (loss) before income taxes	$1,314	$15	$14	$(271)	$1,072

Net properties and equipment	$14,867	$257	$1,200	$435	$16,759

Goodwill	$1,472	$-	$-	$-	$1,472

13.  Other (Income) Expense

       Other (income) expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2004	2003	2004	2003

Operating lease settlement	$-	$-	$63	$-
Firm transportation keep-whole contract valuation	(5)	17	(3)	(18)
Foreign currency exchange (gains) losses	1	(6)	(2)	(14)
Ineffectiveness of derivative financial instruments	3	1	(3)	3
Other	(3)	-	1	2

Total	$(4)	$12	$56	$(27)

      The operating lease settlement in 2004 relates to the Corpus Christi West Plant Refinery (West Plant). See Note 16. Foreign currency exchange (gains) losses for the three and six months ended June 30, 2004, exclude zero and $6 million, respectively, in transaction gains related primarily to remeasurement of the Venezuelan deferred tax liability. For the three and six months ended June 30, 2003, foreign currency exchange (gains) losses exclude zero and $8 million, respectively, in transaction losses related primarily to remeasurement of the Venezuelan deferred tax liability. These amounts are included in income tax expense.

14.  Commitments

      The future minimum lease obligations for the Company's operating leases increased to $421 million at June 30, 2004 from $398 million at December 31, 2003 primarily due to the operating lease settlement. See Note 16.

15.  Pension Plans and Other Postretirement Benefits

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

       During the six months ended June 30, 2004, the Company made contributions of $70 million to funded pension plans, $35 million to unfunded pension plans and $5 million to unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2004, the Company expects to contribute $6 million to funded pension plans, $4 million to unfunded pension plans and $4 million to unfunded other postretirement benefit plans.

       In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company made a one-time election to defer accounting for the effect of the Act for the year ended December 31, 2003. In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which supersedes FSP FAS 106-1 once FSP FAS 106-2 becomes effective in the third quarter of 2004. The Company believes that its other postretirement benefit plan benefits are actuarially equivalent to Medicare Part D and that it will be eligible for the federal subsidy for sponsors under the Act. The effect of the Act will be recognized on a prospective basis beginning in the third quarter of 2004. The Company does not expect adoption of FSP FAS 106-2 to materially affect the consolidated financial statements.

       The following table sets forth the Company's pension and other postretirement benefit cost.

	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended
	June 30		June 30

millions	2004	2003	2004	2003

Components of net periodic benefit cost
Service cost	$6	$5	$3	$2
Interest cost	8	9	2	2
Expected return on plan assets	(8)	(8)	-	-
Amortization values and deferrals	3	4	1	1

Net periodic benefit cost	$9	$10	$6	$5

	Pension Benefits		Other Benefits

	Six Months Ended		Six Months Ended
	June 30		June 30

millions	2004	2003	2004	2003

Components of net periodic benefit cost
Service cost	$12	$10	$6	$4
Interest cost	16	17	4	4
Expected return on plan assets	(16)	(15)	-	-
Amortization values and deferrals	6	7	2	1

Net periodic benefit cost	$18	$19	$12	$9

16.  Contingencies

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

Royalty Litigation     The Company is subject to various claims from its royalty owners in the regular course of its business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead, and basis valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the "Gas Qui Tam case") filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. The case was transferred to the U.S. District Court, Multi-District Litigation (MDL) Docket pending in Wyoming. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright's failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. The MDL Panel remanded the case to the federal court in Lufkin, Texas without ruling on the motions for dismissal. The proceedings were delayed for procedural reasons as the case was remanded and a new judge was appointed; however, hearings on the Company's motions for dismissal currently are scheduled for August 2004.

       A group of royalty owners purporting to represent Anadarko's gas royalty owners in Texas was granted class action certification styled Neinast, Russell, et al. v. Union Pacific Resources Company, et al. in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners' pleadings did not specify the damages being claimed, although a demand for damages in the amount of $66 million was asserted. The Company appealed the class certification order. A favorable decision from the Houston Court of Appeals decertified the class. The royalty owners did not appeal this matter to the Texas Supreme Court and the decision from the Houston Court of Appeals became final in the second quarter of 2002. In the fourth quarter of 2003, the royalty owners filed a new petition alleging that the class may properly be brought so long as "sub-class" groups are broken out. The same attorneys who filed the Neinast lawsuit as a state-wide class action also filed a lawsuit, styled Hankins, Lowell F., et al. v. Union Pacific Resources Group Inc., et al., in the 112th Judicial District Court, Crockett County, Texas. The two lawsuits are substantially identical, except that the Hankins lawsuit is limited to royalty owners in Crockett and Sutton Counties. The Texas Supreme Court has reversed certification of this class; however, as with the Neinast case, the plaintiffs indicated that they would seek certification of sub-classes and continue to prosecute the claims. The Company has reached an agreement in principle to settle these cases, subject to judicial approval. The Company expects the court to approve the settlement in late 2004 or early 2005.

       A royalty owner action styled Texas Osage Royalty Pool, Inc. v. UPRG, Inc., UP Fuels, Inc., et al. filed in January 1997 in the 335th District Court of Lee County, Texas became active during the first quarter of 2003. The case involves allegations that a company Anadarko acquired by merger in 2000, UPRG, Inc., failed to properly pay royalties due Texas Osage. In addition, the plaintiff contends that the Company failed to comply with express and implied provisions of various leases between April 1993 and the present. The Company has reached an agreement in principle to settle this case, subject to final documentation. The Company expects to finalize the settlement and disburse the funds in 2004.

       The three and six months ended June 30, 2004 include before tax charges of $23 million and $27 million, respectively, related to royalty litigation settlement agreements.

T-Bar X Lawsuit     T-Bar X Limited Company v. Anadarko Petroleum Corporation, a case filed in the 82nd Judicial District Court of Robertson County, Texas, involves a dispute regarding a confidentiality agreement that Anadarko executed in August 1999. On January 28, 2004, based upon a jury verdict, the court entered a $145 million judgment in favor of the plaintiff as follows: $40 million in actual damages; $100 million in punitive damages; and $5 million in pre-judgment interest. In April 2004, the plaintiff voluntarily reduced the punitive damage amount to $80 million, thereby reducing the total judgment amount to $125 million. The Company believes that it has strong arguments for a reversal on appeal. Anadarko and outside counsel believe that, following appeals, it is not probable that the judgment will be affirmed. If the judgment is reversed and remanded for a new trial, Anadarko will vigorously defend itself on retrial. While the ultimate outcome and impact of this claim on Anadarko cannot be predicted with certainty, Anadarko believes that the resolution of these proceedings will not have a material adverse effect on its consolidated financial position.

Other     The Company is subject to other legal proceedings, claims and liabilities that arise in the ordinary course of its business. In the opinion of the Company, the liability with respect to these actions will not have a material effect on the Company.

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

       For the renewal term, the fair market rental rates of the West Plant were to be determined by the appraisal process specified in the lease agreement. In order to resolve certain issues raised by the appraisers, the parties entered into an arbitration agreement. Through the arbitration process, issues of contractual interpretation were clarified to allow the appraisers to complete their fair market determination. Prior to the completion of the fair market rental rate determination by the appraisers, Anadarko and the lessor agreed to rental rates for the period 2004 - 2011 and a maximum purchase price at the end of the lease term. The Company currently estimates the purchase price to be $12.5 million less than the agreed upon maximum purchase price. Since the agreed upon rental rates exceed the capped sublease payments from CITGO and the Company's estimated purchase price exceeds CITGO's specified purchase price in 2011, the Company recorded a liability of $63 million in the first quarter of 2004. This amount represents the present value of the excess of the annual rental amounts payable to the lessor over the amounts under the sublease for 2004 - 2011 as well as the present value of the excess of the estimated purchase price payable to the lessor in 2011 over CITGO's specified purchase price.

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

Overview

General       Anadarko Petroleum Corporation's primary line of business is the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company's major areas of operations are located in the United States, Canada and Algeria. Anadarko is also active in Venezuela, Qatar and several other countries. The Company's focus is on adding high-margin oil and natural gas reserves at competitive finding and development costs and continuing to develop more efficient and effective ways of exploring for and producing oil and gas. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko and its subsidiaries.

Refocused Corporate Strategy       In June 2004, Anadarko announced a refocused corporate strategy. Strategy execution will involve an asset realignment that is expected to result in the divestiture of properties representing about 15% of Anadarko's year-end 2003 proved reserves and about 25% of current oil and gas production, with after-tax proceeds expected to exceed $2.5 billion. The Company intends to use proceeds from asset sales to reduce debt, repurchase Anadarko common stock under a $2 billion program authorized by the Company's Board of Directors and otherwise to have funds available for reinvestment in other strategic options.

       The strategy refocuses the Company's efforts and capital on the areas where it has consistently produced its best results; institutionalizes a process to manage the Company's assets differently; lowers the reinvestment required to maintain existing production levels; and strengthens Anadarko's financial discipline and strategic flexibility. The retained properties will be separated into two broad categories and managed to serve different roles within the overall portfolio. "Foundation" assets will be those with efficient reinvestment features to hold production flat or to grow production modestly, and that generally have low underlying decline rates over a long period of time. Today, these assets are primarily onshore North America and are expected to generate significant free cash that can be reinvested into growth areas. "Growth platforms" are expected to become increasingly global in nature and currently include the Gulf of Mexico deepwater, Algeria and Qatar. Growth platform assets are expected to deliver differentiated growth rates by targeting high-potential, exploration-focused investments or new ventures that may include acquisitions as entry vehicles.

       Properties identified for divestiture under the refocused strategy are estimated to include between 325 and 350 million barrels of oil equivalent (MMBOE) of proved reserves and between 115 and 125 thousand barrels of oil equivalent per day (MBOE/d) of production volumes. Most of the identified properties to be divested are located in the shallow waters of the Gulf of Mexico, Western Canadian Sedimentary Basin and the Mid-Continent region of the United States. The majority of the planned asset sales are expected to close by year-end, with the rest expected to be accomplished by the end of the first quarter of 2005.

       Under full cost accounting rules, gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. As a result, the Company does not currently expect these divestitures to result in any material gains or losses in future results of operations.

Selected Data

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2004	2003	2004	2003

Financial Results
Revenues	$1,443	$1,249	$2,903	$2,504
Costs and expenses	756	697	1,488	1,331
Interest expense and other (income) expense	62	80	185	101
Income tax expense	219	170	431	398
Net income available to common stockholders before
cumulative effect of change in accounting principle	$405	$301	$797	$672
Net income available to common stockholders	$405	$301	$797	$719
Earnings per share - before cumulative effect
of change in accounting principle - diluted	$1.59	$1.20	$3.14	$2.65
Earnings per share - diluted	$1.59	$1.20	$3.14	$2.83

Operating Results
Sales volumes (MMBOE)	47	48	96	93

Capital Resources and Liquidity
Capital expenditures			$1,483	$1,524
Cash flow from operating activities			$1,765	$1,415

Financial Results

Net Income     In the second quarter of 2004, Anadarko's net income was $405 million or $1.59 per share (diluted). This compares to net income of $301 million or $1.20 per share (diluted) for the second quarter of 2003. For the six months ended June 30, 2004, Anadarko's net income was $797 million, or $3.14 per share (diluted). This compares to net income before the cumulative effect of change in accounting principle of $672 million, or $2.65 per share (diluted) for the six months ended June 30, 2003. The increases in net income were primarily due to higher commodity prices, partially offset by higher expenses. In 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and the related cumulative adjustment in the first quarter of 2003 was an increase of $47 million after income taxes, or $0.18 per share (diluted). Including the accounting change, net income was $719 million or $2.83 per share (diluted) for the first six months of 2003.

Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2004	2003	2004	2003

Gas sales	$843	$697	$1,615	$1,403
Oil and condensate sales	503	434	1,054	879
Natural gas liquids sales	93	85	196	170
Other sales	4	33	38	52

Total	$1,443	$1,249	$2,903	$2,504

       Anadarko's total revenues for the three and six months ended June 30, 2004 increased 16% compared to the three and six months ended June 30, 2003 primarily due to higher commodity prices.

       The impact of hedges and marketing activities resulted in lower realized prices of $0.28 per thousand cubic feet (Mcf) of gas and $3.19 per barrel of oil for the second quarter of 2004 compared to market prices, which decreased revenues $97 million. For the second quarter of 2003, the impact of hedges and marketing activities resulted in lower realized prices of $0.35 per Mcf of gas and $0.76 per barrel of oil compared to market prices, which decreased revenues $69 million. For the six months ended June 30, 2004, the impact of hedges and marketing activities resulted in lower realized prices of $0.20 per Mcf of gas and $2.36 per barrel of oil compared to market prices, which decreased revenues $144 million. For the six months ended June 30, 2003, the impact of hedges and marketing activities resulted in lower realized prices of $0.59 per Mcf of gas and $1.56 per barrel of oil compared to market prices, which decreased revenues $236 million.

Analysis of Sales Volumes

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Barrels of Oil Equivalent (MMBOE)
United States	33	33	65	65
Canada	7	8	15	15
Algeria	5	5	12	10
Other International	2	2	4	3

Total	47	48	96	93

Barrels of Oil Equivalent per Day (MBOE/d)
United States	355	367	355	358
Canada	81	84	82	84
Algeria	52	58	65	53
Other International	24	18	23	17

Total	512	527	525	512

       During the second quarter of 2004, Anadarko's daily sales volumes decreased 3% compared to the second quarter of 2003 primarily due to lower production volumes offshore and in the western United States and lower sales volumes in Algeria due to the timing of cargo liftings. For the six months ended June 30, 2004, Anadarko's daily sales volumes increased 3% compared to the six months ended June 30, 2003 primarily due to higher volumes in Algeria due to the timing of cargo liftings and the expansion of production facilities and infrastructure.

Natural Gas Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

United States (Bcf)	126	122	247	241
MMcf/d	1,388	1,350	1,358	1,333
Price per Mcf	$5.19	$4.28	$5.03	$4.37

Canada (Bcf)	36	36	72	71
MMcf/d	398	391	396	390
Price per Mcf	$5.16	$4.80	$5.14	$4.91

Total (Bcf)	162	158	319	312
MMcf/d	1,786	1,741	1,754	1,723
Price per Mcf	$5.19	$4.40	$5.06	$4.50

Bcf - billion cubic feet
MMcf/d - million cubic feet per day

       The Company's daily natural gas sales volumes for the second quarter of 2004 were up 3% compared to the second quarter of 2003. For the first six months of 2004, the Company's daily natural gas sales volumes were up 2% compared to the same period of 2003. The increases for both periods were primarily due to successful drilling in Texas and Louisiana, partially offset by slightly lower volumes in the western United States. Production of natural gas is generally not directly affected by seasonal swings in demand.

       The Company's average realized natural gas price for the three and six months ended June 30, 2004 increased 18% and 12%, respectively, compared to the same periods in 2003. These higher prices include commodity price hedges on 32% and 39% of natural gas sales volumes during the three and six months ended June 30, 2004, respectively, that reduced the Company's exposure to low prices and limited participation in higher prices. As of June 30, 2004, the Company has hedged about 31% of its anticipated natural gas wellhead sales volumes for the remainder of 2004. See Derivative Instruments under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

United States (MMBbls)	8	8	16	17
MBbls/d	84	97	86	94
Price per barrel	$31.04	$25.44	$30.45	$26.50

Canada (MMBbls)	1	2	3	3
MBbls/d	13	17	14	17
Price per barrel	$36.12	$27.15	$33.99	$28.12

Algeria (MMBbls)	5	5	12	10
MBbls/d	52	58	65	53
Price per barrel	$33.46	$25.36	$32.20	$28.25

Other International (MMBbls)	2	2	4	3
MBbls/d	24	18	23	17
Price per barrel	$27.88	$20.55	$25.87	$22.41

Total (MMBbls)	16	17	35	33
MBbls/d	173	190	188	181
Price per barrel	$31.71	$25.11	$30.76	$26.78

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the second quarter of 2004 were down 9% compared to the second quarter of 2003 primarily due to lower volumes attributed to declines in south Louisiana and the Gulf of Mexico shelf and lower sales volumes in Algeria. For the six months ended June 30, 2004, daily crude oil and condensate sales volumes were up 4% compared to the same period of 2003 primarily due to the higher daily volumes in Algeria and Qatar, partially offset by lower daily volumes in Texas and Louisiana in the United States. Production of oil is not usually affected by seasonal swings in demand.

       Anadarko's average realized crude oil prices for the three and six months ended June 30, 2004 increased 26% and 15%, respectively, compared to the same periods of 2003. These higher prices include commodity price hedges on 39% and 36% of crude oil and condensate sales volumes during the three and six months ended June 30, 2004, respectively, that reduced the Company's exposure to low prices and limited participation in higher prices. As of June 30, 2004, the Company has hedged about 36% of its anticipated oil and condensate sales volumes for the remainder of 2004. See Derivative Instruments under Item 3 of this Form 10-Q.

Natural Gas Liquids Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Total (MMBbls)	4	4	8	8
MBbls/d	41	47	45	44
Price per barrel	$25.18	$20.09	$24.22	$21.49

       The Company's daily NGLs sales volumes for the second quarter of 2004 decreased 13% compared to the same period of 2003. For the six months ended June 30, 2004, the Company's daily NGLs sales volumes increased 2% compared to the same period of 2003. During the second quarter of 2004, average NGLs prices increased 25% compared to the same period of 2003. For the six months ended June 30, 2004, average NGLs prices increased 13% compared to the same period of 2003. NGLs production is dependent on natural gas prices and the economics of processing the natural gas to extract NGLs.

Costs and Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2004	2003	2004	2003

Direct operating	$163	$151	$321	$287
Transportation and cost of product	59	53	116	93
Administrative and general	92	86	171	174
Depreciation, depletion and amortization	357	323	705	613
Other taxes	85	71	166	146
Impairments related to oil and gas properties	-	13	9	18

Total	$756	$697	$1,488	$1,331

       During the second quarter of 2004, Anadarko's costs and expenses increased 8% compared to the second quarter of 2003 due to the following factors:

-

Direct operating expense was up 8%. The second quarter of 2004 includes a $6 million increase in the western United States primarily due to higher enhanced oil recovery activity and an increase of $3 million in Canada, which includes the impact of the higher Canadian exchange rate.

-	Transportation and cost of product expense increased 11%. The second quarter of 2004 includes a $7 million increase in marketing transportation primarily due to higher transportation rates.
-	Administrative and general (A&G) expense increased 7%. The second quarter of 2004 includes $9 million in severance expense and other costs related to reorganization efforts.
-

Depreciation, depletion and amortization (DD&A) expense increased 11%. DD&A expense increases include about $35 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool) and $3 million due to asset retirement obligation accretion expense, partially offset by a decrease of $6 million related to lower production volumes.

-	Other taxes increased 20% primarily due to higher commodity prices in 2004.
-	Impairments of oil and gas properties in 2003 were related to international activities.

       For the six months ended June 30, 2004, Anadarko's costs and expenses increased 12% compared to the same period of 2003 due to the following factors:

-

Direct operating expense was up 12%. The six months ended June 30, 2004 includes an $8 million increase in the western United States primarily due to higher enhanced oil recovery activity, an $8 million increase in Canada primarily due to the higher Canadian exchange rate, an increase of $7 million in Algeria and Qatar primarily due to higher volumes, and a $5 million increase in the Gulf of Mexico primarily due to the acquisition of producing properties in mid-2003.

-

Transportation and cost of product expense increased 25%. The six months ended June 30, 2004 include a $14 million increase in oil and gas transportation expense primarily due to higher transportation rates and higher volumes, and a $10 million increase in marketing transportation expense primarily due to higher transportation rates.

-	A&G expense decreased 2%. The first six months of 2004 include $10 million in severance expense and other costs related to reorganization efforts.
-

DD&A expense increased 15%. DD&A expense increases include about $65 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool), $18 million related to higher production volumes and $6 million due to asset retirement obligation accretion expense.

-	Other taxes increased 14% primarily due to higher commodity prices in 2004.
-	Impairments of oil and gas properties were related to international activities.

Interest Expense and Other (Income) Expense

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2004	2003	2004	2003

Interest Expense
Gross interest expense	$88	$98	$176	$192
Capitalized interest	(22)	(30)	(47)	(64)

Net interest expense	66	68	129	128

Other (Income) Expense
Operating lease settlement	-	-	63	-
Firm transportation keep-whole contract valuation	(5)	17	(3)	(18)
Foreign currency exchange (gains) losses	1	(6)	(2)	(14)
Ineffectiveness of derivative financial instruments	3	1	(3)	3
Other	(3)	-	1	2

Total other (income) expense	(4)	12	56	(27)

Total	$62	$80	$185	$101

Interest Expense     Anadarko's gross interest expense for the three and six months ended June 30, 2004 decreased 10% and 8%, respectively, compared to the same periods of 2003 primarily due to lower average outstanding debt during 2004. For the three and six months ended June 30, 2004, capitalized interest decreased by 27% compared to the same periods of 2003. The decreases were primarily due to lower capitalized costs that qualify for interest capitalization.

Other (Income) Expense     For the second quarter of 2004, the Company had other income of $4 million compared to other expense of $12 million for the same period of 2003. The favorable change of $16 million was primarily due to a $22 million favorable increase related to the effect of higher market values for firm transportation subject to the keep-whole agreement, partially offset by an unfavorable change of $7 million related to the impact of Canadian foreign currency exchange (gains) losses. For the six months ended June 30, 2004, the Company had other expense of $56 million compared to other income of $27 million for the same period of 2003. The unfavorable change of $83 million was primarily due to a $63 million loss in the first quarter of 2004 related to an operating lease settlement for the Corpus Christi West Plant Refinery (West Plant), a $15 million unfavorable change related to the effect of lower market values for firm transportation subject to the keep-whole agreement, a $12 million unfavorable change primarily due to a decrease in Canadian foreign currency exchange gains, partially offset by a $6 million favorable change in (gains) losses for ineffectiveness of derivative financial instruments. For additional information see Note 16 - Contingencies of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q and Derivative Instruments and Foreign Currency Risk under Item 3 of this Form 10-Q.

Income Tax Expense

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2004	2003	2004	2003

Income tax expense	$219	$170	$431	$398
Effective tax rate	35%	36%	35%	37%

      For the three and six months ended June 30, 2004, income tax expense increased 29% and 8%, respectively, compared to the same periods of 2003. The increases were primarily due to higher income before income taxes in both periods, partially offset by the effect of the reduction in the Alberta provincial tax rate during the second quarter of 2004. Variances from the 35% statutory rate are caused by income taxes related to foreign activities including the reduction in the Alberta provincial tax rate, state income taxes, oil and gas credits and other items.

Operating Results

Exploration and Development Activities     During the second quarter of 2004, Anadarko participated in a total of 318 wells, including 219 gas wells, 88 oil wells and 11 dry holes. This compares to a total of 319 wells, including 195 gas wells, 103 oil wells and 21 dry holes during the second quarter of 2003.

      For the first six months of 2004, Anadarko participated in a total of 606 wells, including 424 gas wells, 156 oil wells and 26 dry holes. This compares to a total of 577 wells, including 382 gas wells, 162 oil wells and 33 dry holes during the first six months of 2003. Following are highlights of second quarter 2004 activity:

-

Anadarko expanded its Gulf of Mexico deepwater K2 North discovery with the No. 2 well that encountered 165 feet of net oil pay. The field is expected to begin production through the Marco Polo platform in 2005. Anadarko holds a 100% working interest in the field, which is located on Green Canyon Block 518.

-

In July 2004, Anadarko commenced production from three wells at its Marco Polo field located on Green Canyon Block 608 in the Gulf of Mexico. Anadarko has a 100% working interest and expects the field to reach peak production of 50 MBOE/d once all six wells are on line by early 2005.

Proved Reserves     The Company has previously disclosed that less than 6% of total worldwide proved reserves are located in offshore fields in which reserve booking is supported by conclusive formation tests rather than actual production tests (flow tests). In April 2004, the Securities and Exchange Commission notified the Company that it does not object to classifying reserves as proved undeveloped in the deepwater Gulf of Mexico without a flow test, if they are fully supported by each of the following sources of information: open-hole logs, core samples, seismic surveys and wire line sampling. All of Anadarko's reserves in the deepwater Gulf of Mexico are supported by each of these four data sources or a flow test.

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

Marketing and Trading Contracts     The following tables provide additional information regarding the Company's marketing and trading portfolio of physical and derivative contracts and the firm transportation keep-whole agreement and related derivatives as of June 30, 2004. The Company records income or loss on these activities using the mark-to-market accounting method.

		Firm
	Marketing	Transportation
millions	and Trading	Keep-Whole	Total

Fair value of contracts outstanding as of
December 31, 2003 - assets (liabilities)	$6	$(76)	$(70)
Contracts realized or otherwise settled during 2004	(2)	12	10
Other changes in fair value	4	3	7

Fair value of contracts outstanding as of
June 30, 2004 - assets (liabilities)	$8	$(61)	$(53)

	Fair Value of Contracts as of June 30, 2004

Assets (Liabilities) millions	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in excess of 5 Years	Total

Marketing and Trading
Prices actively quoted	$5	$2	$1	$-	$8
Prices based on models and other valuation
methods	-	-	-	-	-

Firm Transportation Keep-Whole
Prices actively quoted	$(20)	$-	$-	$-	$(20)
Prices based on models and other valuation
methods	-	(30)	(11)	-	(41)

Total
Prices actively quoted	$(15)	$2	$1	$-	$(12)
Prices based on models and other valuation
methods	-	(30)	(11)	-	(41)

Capital Resources and Liquidity

General     Anadarko's cash flow from operating activities during the six months ended June 30, 2004 was $1.8 billion compared to $1.4 billion for the same period of 2003. The increase in 2004 cash flow is attributed primarily to higher commodity prices and slightly higher sales volumes, partially offset by higher expenses. Fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities. Anadarko holds derivative instruments to help manage commodity price risk. Sales volume changes can also impact cash flow in the short-term, but have not been as volatile as commodity prices in the past. As divestitures are made pursuant to the refocused strategy, any related decrease in sales volumes is expected to result in lower cash flow from operating activities. Anadarko's long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations. The Company's goals include continuing to find oil and gas reserves at competitive prices, managing commodity price risk and keeping operating costs at efficient levels.

Sale of Future Hard Minerals Royalty Revenues     In the second quarter of 2004, the Company entered into an agreement whereby it sold a portion of its future royalties associated with existing coal and trona leases to a third party for $158 million, net of transaction costs. Under the terms of the agreement, the Company conveyed a limited-term nonparticipating royalty interest, which was carved out of the Company's royalty interests, that entitles the third party to receive up to $229 million in future coal and trona royalty revenue over an 11-year period. Additionally, the third party is also entitled to receive 5% of the aggregate royalties earned during the first ten years of the agreement that exceed $400 million. The Company retains 100% of the aggregate royalty payment receipts between $229 million and $400 million during the term of the agreement and 95% of the aggregate royalty payment receipts that are in excess of $400 million during the first ten years of the agreement. For additional information see Note 8 - Sale of Future Hard Minerals Royalty Revenues of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Debt     At June 30, 2004 and December 31, 2003, Anadarko's total debt was $5.1 billion.

Capital Expenditures     The Company funded its capital investment programs for the first six months of 2004 and 2003 primarily through cash flow. The following table shows the Company's capital expenditures by category.

	Six Months Ended
	June 30

millions	2004	2003

Development	$1,045	$749
Exploration	225	296
Acquisitions of oil and gas properties	45	280
Capitalized interest and internal costs related to exploration
and development activities	133	161

Total oil and gas	1,448	1,486
Gathering and other	35	38

Total*	$1,483	$1,524

* Excludes asset retirement costs and includes actual asset retirement expenditures.

       During the six months ended June 30, 2004, Anadarko's capital spending decreased 3% compared to the same period of 2003. The variances in the mix of oil and gas spending reflect the Company's available opportunities based on the near-term ranking of projects by net asset value potential. The decrease in acquisitions of oil and gas properties is primarily due to the acquisition of properties in the Gulf of Mexico in 2003.

Common Stock Repurchase Plan     In June 2004, in conjunction with the refocused strategy, the Company announced a stock buyback program to purchase up to $2 billion in shares of common stock. Shares may be repurchased either in the open market or through privately negotiated transactions. It is the Company's intent to purchase a majority of the authorized amount in shares within the next 12 months as targeted divestiture proceeds and excess cash flow are realized and as debt less cash (net debt) per barrel of oil equivalent targets are achieved and maintained. For additional information see Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities under Part II - Item 2 of this Form 10-Q.

Dividends     In the first six months of 2004 and 2003, Anadarko paid $71 million and $49 million, respectively, in dividends to its common stockholders (14 cents per share in the first and second quarters of 2004 and 10 cents per share in the first and second quarters of 2003). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. For the six months ended June 30, 2004 and 2003, Anadarko also paid $2 million in preferred stock dividends.

       The Company's credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. As of June 30, 2004, Anadarko's capitalization ratio was 36% debt. Under the maximum debt capitalization ratio, retained earnings were not restricted as to the payment of dividends at June 30, 2004. The amount of future common stock dividends will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

Outlook     The Company expects 2004 capital spending to range between $2.8 billion and $3.0 billion. Cash flow in 2004 is expected to be sufficient to fund capital spending and additional borrowings are not anticipated in 2004. The Company's 2004 capital spending noted above was determined at an investment level that is less than cash flow using recent New York Mercantile Exchange prices. The Company expects steady funding of the capital program regardless of oil and gas price volatility. Anadarko's refocused strategy is designed to enable a capital program that is self-funding at mid-cycle oil and gas prices. When prices exceed mid-cycle levels, as is currently the case, the excess cash would be systematically used to build additional balance sheet strength through debt reductions, returned to shareholders through stock repurchases, and otherwise be made available for reinvestment in other strategic options. Alternatively, when prices are below the Company's mid-cycle targets, Anadarko could draw upon its strengthened debt capacity to fund a steady level of activity.

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

Derivative Instruments Held for Non-Trading Purposes     The Company had equity production hedges of 143 Bcf of natural gas and 21 MMBbls of crude oil as of June 30, 2004 (excluding physical delivery fixed price contracts). As of June 30, 2004, the Company had a net unrealized loss of $270 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in commodity prices would result in an additional loss on these derivative instruments of approximately $114 million. However, this loss would be substantially offset by a gain in the value of that portion of the Company's equity production that is hedged.

Derivative Instruments Held for Trading Purposes     As of June 30, 2004, the Company had a net unrealized gain of $47 million (gains of $48 million and losses of $1 million) on derivative financial instruments entered into for trading purposes and a net unrealized loss of $39 million (losses of $47 million and gains of $8 million) on derivative physical delivery contracts entered into for trading purposes. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on the derivative instruments would be approximately $1 million.

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Field Services, Inc. (Duke). As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward 12 months. As of June 30, 2004, accounts payable included $20 million and other long-term liabilities included $41 million related to this agreement. As of December 31, 2003, accounts payable included $27 million and other long-term liabilities included $49 million related to this agreement. A 10% unfavorable change in the June 30, 2004 prices on the short-term portion of the keep-whole agreement would result in an additional loss of $9 million. The future gain or loss from this agreement cannot be accurately predicted. For additional information related to the keep-whole agreement see Note 7 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

     A Canadian subsidiary has notes and debentures denominated in U.S. dollars. The potential foreign currency re-measurement impact on earnings from a 10% increase in the June 30, 2004 Canadian exchange rate would be about $3 million based on the outstanding debt at June 30, 2004.

Item 4.  Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

       Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2004. In addition, there has been no significant change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

        See Note 16 - Contingencies of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form 10-Q.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first and second quarters of 2004.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs (2)

January	41,820	$51.11	-

February	3,643	$50.57	-

March	2,607	$51.80	-

First Quarter 2004	48,070	$51.10	-	$834,000,000

April	8,061	$51.99	-

May	5,783	$55.12	-

June	2,594,974	$58.08	2,591,000

Second Quarter 2004	2,608,818	$58.06	2,591,000	$1,850,000,000

(1) During the first and second quarters of 2004, 49 shares and 2,591,164 shares, respectively, were repurchased under the Company's share repurchase programs. During the first and second quarters of 2004, 48,021 shares and 17,654 shares, respectively, related to restricted stock cancelled by the Company for the payment of withholding taxes due on restricted stock that vested under various employee restricted stock plans.

(2) On July 23, 2001, the Company announced a stock buyback program to purchase up to $1 billion in shares of Anadarko common stock. As of March 31, 2004, the Company had repurchased $166 million of its common stock under this program. On June 9, 2004, the Company announced a replacement stock buyback program to purchase up to $2 billion in shares of common stock. It is the Company's intent to purchase the majority of the authorized amount in shares within the next 12 months. However, the repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	On May 6, 2004, the Company held its Annual Meeting of Stockholders.

(b)

Mr. James T. Hackett was elected and Messrs. Larry Barcus and James L. Bryan were re-elected as Class III directors to serve for a term of three years. Messrs. John R. Butler, Jr., Preston M. Geren III and John R. Gordon will continue to serve as Class I directors. Messrs. Conrad P. Albert, Robert J. Allison, Jr. and John W. Poduska, Sr. will continue to serve as Class II directors.

(c)

Mr. James T. Hackett was elected with 206,492,572 votes for and 3,874,376 votes withheld. Mr. Larry Barcus was re-elected with 204,137,838 votes for and 6,229,110 votes withheld. Mr. James L. Bryan was re-elected with 203,651,506 votes for and 6,715,442 votes withheld.

The stockholders approved the performance criteria under and amendment to the Annual Incentive Bonus Plan (Incentive Plan). For each calendar year, the Compensation Committee establishes, in writing, the performance goals, the specific performance criteria and the performance target or range of targets to measure satisfaction of the performance goals. One or more of the following performance criteria will be used to establish the performance goals: (i) finding and development costs, (ii) production and operating costs, (iii) production, drilling and reserve growth results, (iv) attainment of cash flow and net income goals, (v) attainment of financial and operating return ratios or margins, (vi) attainment of corporate financial goals, (vii) mergers, divestitures and acquisitions results, (viii) attainment of regulatory, environmental and safety goals, and (ix) common stock price performance. The amendment to the Incentive Plan increased the maximum bonus amount that could be paid to any individual for any calendar year under the Incentive Plan to $5 million. A total of 193,119,165 shares of common stock voted for the amendment, 15,573,222 shares of common stock voted against the amendment and 1,674,561 shares of common stock abstained.

The stockholders ratified the appointment by the Audit Committee of KPMG LLP to audit the Company's financial statements for 2004. A total of 201,322,415 shares of common stock voted for the appointment, 7,718,536 shares of common stock voted against the appointment and 1,325,997 shares of common stock abstained.

The stockholders rejected the Stockholder Proposal Regarding Climate Change. A shareholder of the Company requested the Board to prepare a report (at reasonable cost and omitting proprietary information) by September 1, 2004, explaining how the Company is responding to rising regulatory, competitive and public pressure to significantly reduce greenhouse gas (GHG) emissions. The Board of Directors and Management of the Company regularly review the risks facing Anadarko's business, including the environmental and regulatory matters associated with the Company's operations. The Company has formed a Climate Change Committee composed of employees representing disciplines across the Company to address GHG issues. Because the Company is actively addressing the issues raised in this proposal, the Board does not believe that creating the type of report requested by the proponents would help in the reduction of emissions or in the environmental performance of the Company. The Company believes that preparing the requested report will not create added value to the stockholders and will serve only to increase administrative burdens and costs. A total of 107,494,413 shares of common stock voted against the proposal, 49,180,149 shares of common stock voted for the proposal and 16,485,925 shares of common stock abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit			Original Filed	File
Number		Description	Exhibit	Number

3	(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
		of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

	(b)	By-laws of Anadarko Petroleum	3(b) to Form 10-K	1-8968
		Corporation, as amended	for year ended
December 31, 2003

	(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
		Restated Certificate of Incorporation	July 28, 2000

4	(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
		Cumulative Preferred Stock, Series B	May 6, 1998

	(b)	Rights Agreement, dated as of October 29,	4.1 to Form 8-A dated	1-8968
		1998, between Anadarko Petroleum	October 30, 1998
Corporation and The Chase Manhattan Bank

	(c)	Amendment No. 1 to Rights Agreement, dated	2.4 to Form 8-K dated	1-8968
		as of April 2, 2000 between Anadarko and	April 2, 2000
The Rights Agent

10	(b)	Performance Share Agreement	10(b) to Form 10-Q	1-8968
for quarter ended
March 31, 2004

*12		Computation of Ratios of Earnings to Fixed
Charges and Earnings to Combined Fixed
Charges and Preferred Stock Dividends

*31	(a)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer

*	(b)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer

*32		Section 1350 Certifications

(b)	Reports on Form 8-K

A report on Form 8-K dated April 30, 2004 was furnished. The event was reported under Item 9 - Regulation FD Disclosure and Item 12 - Results of Operations and Financial Condition.

A report on Form 8-K dated June 9, 2004 was furnished. The event was reported under Item 9 - Regulation FD Disclosure.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

August 4, 2004	By:	/s/ JAMES R. LARSON

James R. Larson - Senior Vice President,
Finance and Chief Financial Officer