Form 10-Q
period 2004-09-30
ANADARKO PETROLEUM CORP
filed 2004-11-05
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004
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

     Indicate by check mark whether the registrant is an accelerated filer. Yes    X     No _____.

     The number of shares outstanding of the Company's common stock as of September 30, 2004 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	247,336,924

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003	-

	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	-

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2004 and 2003	-

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2004	2003	2004	2003

Revenues
Gas sales	$823	$762	$2,438	$2,165
Oil and condensate sales	589	458	1,643	1,337
Natural gas liquids sales	123	85	319	255
Other sales	27	35	65	87

Total	1,562	1,340	4,465	3,844

Costs and Expenses
Direct operating	177	158	498	445
Transportation and cost of product	67	49	183	142
Administrative and general	98	108	269	282
Depreciation, depletion and amortization	387	341	1,092	954
Other taxes	86	70	252	216
Impairments related to oil and gas properties	-	74	9	92

Total	815	800	2,303	2,131

Operating Income	747	540	2,162	1,713

Interest Expense and Other (Income) Expense
Interest expense	131	59	260	187
Other (income) expense	16	2	72	(25)

Total	147	61	332	162

Income Before Income Taxes	600	479	1,830	1,551

Income Tax Expense	199	203	630	601

Net Income Before Cumulative Effect of Change
in Accounting Principle	$401	$276	$1,200	$950

Preferred Stock Dividends	2	2	4	4

Net Income Available to Common Stockholders Before
Cumulative Effect of Change in Accounting Principle	$399	$274	$1,196	$946

Cumulative Effect of Change in Accounting Principle	-	-	-	47

Net Income Available to Common Stockholders	$399	$274	$1,196	$993

Per Common Share
Net income - before change in accounting principle - basic	$1.59	$1.09	$4.76	$3.79
Net income - before change in accounting principle - diluted	$1.58	$1.09	$4.72	$3.74

Change in accounting principle - basic	$-	$-	$-	$0.19
Change in accounting principle - diluted	$-	$-	$-	$0.18

Net income - basic	$1.59	$1.09	$4.76	$3.98
Net income - diluted	$1.58	$1.09	$4.72	$3.92

Dividends	$0.14	$0.10	$0.42	$0.30

Average Number of Common Shares Outstanding - Basic	250	250	252	249

Average Number of Common Shares Outstanding - Diluted	253	251	254	254

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

September 30,		December 31,
millions	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$154	$62
Accounts receivable, net of allowance:
Customers	1,030	778
Others	302	326
Other current assets	184	158

Total	1,670	1,324

Properties and Equipment
Original cost (includes unproved properties of $1,762 and $2,524
as of September 30, 2004 and December 31, 2003, respectively)	28,074	26,367
Less accumulated depreciation, depletion and amortization	10,040	8,971

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	18,034	17,396

Other Assets	440	437

Goodwill	1,395	1,389

Total Assets	$21,539	$20,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,446	$1,222
Accrued expenses	984	493
Current debt	364	-

Total	2,794	1,715

Long-term Debt	4,120	5,058

Other Long-term Liabilities
Deferred income taxes	4,274	4,252
Other	906	922

Total	5,180	5,174

Stockholders' Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, 0.1 million shares issued
as of September 30, 2004 and December 31, 2003)	89	89
Common stock, par value $0.10 per share
(450.0 million shares authorized, 261.4 million and 258.2 million shares
issued as of September 30, 2004 and December 31, 2003, respectively)	26	26
Paid-in capital	5,690	5,500
Retained earnings	4,289	3,199
Treasury stock (10.8 million and 3.2 million shares as of September 30, 2004 and
December 31, 2003, respectively)	(624)	(166)
Deferred compensation and ESOP (1.2 million and 1.6 million shares
as of September 30, 2004 and December 31, 2003, respectively)	(44)	(69)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of September 30, 2004 and December 31, 2003)	(132)	(102)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(154)	(120)
Foreign currency translation adjustments	363	300
Minimum pension liability	(58)	(58)

Total	151	122

Total	9,445	8,599

Commitments and Contingencies	-	-

Total Liabilities and Stockholders' Equity	$21,539	$20,546

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2004	2003	2004	2003

Net Income Available to Common Stockholders	$399	$274	$1,196	$993

Add: Preferred Stock Dividends	2	2	4	4

Net Income Available to Common Stockholders
Before Preferred Stock Dividends	401	276	1,200	997

Other Comprehensive Income (Loss), Net of Income Taxes
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) during the period[1]	(71)	61	(186)	(91)
Reclassification adjustment for loss included in net
income[2]	61	44	152	93

Total unrealized gain (loss) on derivative instruments	(10)	105	(34)	2
Foreign currency translation adjustments[3]	132	7	63	242

Total	122	112	29	244

Comprehensive Income	$523	$388	$1,229	$1,241

1net of income tax benefit (expense) of:	$42	$(36)	$107	$53
2net of income tax expense of:	(35)	(25)	(88)	(53)
3net of income tax expense of:	(19)	(2)	(6)	(54)

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30

millions	2004	2003

Cash Flow from Operating Activities
Net income before cumulative effect of change in accounting principle	$1,200	$950
Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	1,092	954
Deferred income taxes	71	419
Impairments related to oil and gas properties	9	92
Other noncash items	78	21

	2,450	2,436
(Increase) decrease in accounts receivable	(232)	29
Increase (decrease) in accounts payable and accrued expenses	658	(92)
Other items - net	(119)	(74)

Net cash provided by operating activities	2,757	2,299

Cash Flow from Investing Activities
Additions to properties and equipment	(2,235)	(2,149)
Acquisition costs, net of cash acquired	(46)	-
Sales and retirements of properties and equipment	469	39

Net cash used in investing activities	(1,812)	(2,110)

Cash Flow from Financing Activities
Additions to debt	208	435
Retirements of debt	(782)	(459)
Increase (decrease) in accounts payable, banks	(13)	5
Sale of future hard minerals royalty revenues	158	-
Dividends paid	(110)	(78)
Purchase of treasury stock	(458)	-
Retirement of preferred stock	-	(12)
Issuance of common stock	136	24

Net cash used in financing activities	(861)	(85)

Effect of Exchange Rate Changes on Cash	8	6

Net Increase in Cash and Cash Equivalents	92	110

Cash and Cash Equivalents at Beginning of Period	62	34

Cash and Cash Equivalents at End of Period	$154	$144

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

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of financial position as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to litigation, environmental liabilities, income taxes and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Derivative Instruments     Anadarko utilizes derivative instruments in its marketing activity, to manage foreign currency risk and to manage commodity price risk associated with its equity oil and gas production. Anadarko also utilizes derivatives to manage its exposure associated with the firm transportation keep-whole agreement. All derivatives, other than those that meet the normal purchases and sales exception, are carried on the balance sheet at fair value.

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

Recent Accounting Developments     As of the end of 2003, the Financial Accounting Standards Board (FASB) was considering whether oil and gas drilling rights were subject to the classification and disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In September 2004, the FASB issued FASB Staff Position (FSP) FAS 142-2, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets to Oil and Gas Producing Entities." This FSP confirms that SFAS No. 142 did not change the balance sheet classification or disclosure requirements for drilling and mineral rights of oil and gas producing entities. Anadarko classifies the cost of oil and gas drilling and mineral rights as properties and equipment.

       In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS No. 143, "Accounting for Asset Retirement Obligations," by oil and gas producing entities that follow the full cost accounting method. SAB No. 106, effective in the fourth quarter of 2004, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. Anadarko currently includes the future cash outflows associated with settling asset retirement obligations in the present value of estimated future net cash flows and reduces capitalized oil and gas costs by the asset retirement obligation accrued on the balance sheet. The Company does not expect the adoption of SAB No. 106 in the fourth quarter of 2004 to have any impact on Anadarko's financial statements, nor does it expect adoption to have a material effect on the results of the ceiling test calculation.

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

       If compensation expense for all stock option grants had been determined using the fair value method, the Company's pro forma net income and EPS would have been as shown below:

Three Months Ended			Nine Months Ended
	September 30		September 30

millions except per share amounts	2004	2003	2004	2003

Net income available to common stockholders, as reported	$399	$274	$1,196	$993
Add: Stock-based employee compensation expense included
in income, after income taxes	4	4	11	9
Deduct: Total stock-based employee compensation expense
determined under the fair value method, after income taxes	(5)	(9)	(15)	(25)

Pro forma net income available to common stockholders	$398	$269	$1,192	$977

Basic EPS - as reported	$1.59	$1.09	$4.76	$3.98
Basic EPS - pro forma	$1.59	$1.08	$4.74	$3.92

Diluted EPS - as reported	$1.58	$1.09	$4.72	$3.92
Diluted EPS - pro forma	$1.57	$1.07	$4.70	$3.87

3.  Divestitures

       In June 2004, Anadarko announced a refocused corporate strategy that includes the divestiture of certain properties. Following is a description of divestiture activity under the refocused strategy.

       During the third quarter of 2004, Anadarko entered into agreements for the sale of its Gulf of Mexico shelf properties through two transactions totaling approximately $1.3 billion. In September 2004, the Company closed on a portion of these agreements and received $325 million. The Company also completed the sale of its Canada Phase I properties for $142 million in the third quarter of 2004.

       Under full cost accounting rules, gain or loss on the sale or other disposition of oil and gas properties is not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The dispositions closed through September 2004 do not significantly alter the relationship between capitalized costs and proved reserves. Therefore, the proceeds from these transactions were recognized as an adjustment of capitalized costs in the respective cost centers.

       In October 2004, Anadarko closed on a second portion of Gulf of Mexico shelf properties and received $849 million. The Company has agreements in place to divest certain U.S. onshore properties for $958 million in cash and interests in two oil and gas fields in Wyoming. The remaining portion of the Gulf of Mexico shelf properties and the property divestitures with agreements in place are expected to close in the fourth quarter of 2004. Divestitures are recorded in the accounting period the transaction closes.

       Certain properties included in the sales transactions are subject to preferential rights of purchase. In the event preferential rights are exercised, Anadarko will sell the properties on substantially similar terms to the preferential right holders.

4.  Asset Retirement Obligations

       The majority of Anadarko's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. In 2003, the Company adopted SFAS No. 143 which requires the fair value of a liability for an asset retirement obligation to be recorded in the period incurred and a corresponding increase in the carrying amount of the related long-lived asset. The related cumulative adjustment to 2003 net income was an increase of $74 million before income taxes or $47 million after income taxes, or $0.18 per share (diluted). Additionally, in 2003 the Company recorded an initial asset retirement obligation liability of $278 million and an increase to net properties and equipment and other assets of $352 million. The Company did not recalculate historical quarterly full cost ceiling test calculations in determining the cumulative adjustment to net income. The application of SFAS No. 143 did not have a material impact on the Company's depreciation, depletion and amortization expense, net income or EPS in 2003. There was no impact on the Company's cash flow in 2003 as a result of adopting SFAS No. 143.

       The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

       The following table provides a rollforward of the asset retirement obligations for the current period. Liabilities settled include, among other things, asset retirement obligations that were assumed by the purchasers of divested properties. Revisions in estimated liabilities include, among other things, revisions to estimated property lives and the timing of settling asset retirement obligations.

millions
Carrying amount of asset retirement obligations as of January 1, 2004	$477
Liabilities incurred	15
Liabilities settled	(164)
Accretion expense	22
Revisions in estimated liabilities	(63)
Impact of foreign currency exchange rate changes	2

Carrying amount of asset retirement obligations as of September 30, 2004	$289

5.  Inventories

       Inventories are stated at the lower of average cost or market. The major classes of inventories, which are included in other current assets, are as follows:

	September 30,	December 31,
millions	2004	2003

Materials and supplies	$79	$77
Natural gas	34	29
Crude oil and NGLs	29	19

Total	$142	$125

6.  Properties and Equipment

       Oil and gas properties include costs of $1.8 billion and $2.5 billion at September 30, 2004 and December 31, 2003, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unproved properties and major development projects. The decrease in costs excluded is primarily due to certain unproved properties in the United States and Canada that the Company no longer intends to evaluate as a result of the refocused strategy announced in June 2004. At September 30, 2004 and December 31, 2003, the Company's investment in countries where proved reserves have not been established was $85 million and $76 million, respectively. For the first nine months of 2004 and 2003, the Company made provisions for impairments of oil and gas properties of $9 million and $92 million, respectively, related to international activities. The 2003 provisions for impairments included $68 million related to a third quarter 2003 ceiling test impairment of oil and gas properties in Qatar as a result of lower future production estimates and unsuccessful exploration activities.

       Interest expense during the third quarter of 2004 and 2003 was $88 million and $89 million, respectively. Of these amounts, the Company capitalized $20 million and $30 million during the third quarter of 2004 and 2003, respectively, as part of the cost of oil and gas properties. Interest expense during the first nine months of 2004 and 2003 was $264 million and $273 million, respectively. Of these amounts, the Company capitalized $67 million and $94 million during the first nine months of 2004 and 2003, respectively. The interest rates for capitalization are based on the Company's weighted average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration and development activities are in progress.

       Oil and gas properties include internal costs related to exploration and development activities of $41 million and $45 million capitalized during the third quarter of 2004 and 2003, respectively. For the first nine months of 2004 and 2003, the Company capitalized internal costs related to exploration and development activities of $127 million and $142 million, respectively.

7.  Debt and Interest Expense

	September 30, 2004		December 31, 2003

millions	Principal	Carrying Value	Principal	Carrying Value

Debt
Commercial Paper	$195	$195	$-	$-
Long-term Portion of Capital Lease	-	-	1	1
6.5% Notes due 2005	170	169	170	168
7.375% Debentures due 2006 (1)	42	42	88	88
7% Notes due 2006 (1)	51	50	174	171
5 3/8% Notes due 2007 (1)	142	142	650	648
3.25% Notes due 2008	350	349	350	349
6.75% Notes due 2008 (1)	46	45	116	111
7.8% Debentures due 2008 (1)	8	8	11	11
7.3% Notes due 2009 (2)	85	83	85	83
6 3/4% Notes due 2011	950	913	950	910
6 1/8% Notes due 2012 (2)	400	395	400	395
5% Notes due 2012 (2)	274	272	300	298
7.05% Debentures due 2018	114	106	114	105
Zero Yield Puttable Contingent
Debt Securities due 2021	30	30	30	30
7.5% Debentures due 2026	112	106	112	106
7% Debentures due 2027	54	54	54	54
6.625% Debentures due 2028	17	17	17	17
7.15% Debentures due 2028	235	213	235	213
7.20% Debentures due 2029	135	135	135	135
7.95% Debentures due 2029	117	117	117	117
7 1/2% Notes due 2031	900	861	900	861
7.73% Debentures due 2096	61	61	61	61
7.5% Debentures due 2096	78	72	83	77
7 1/4% Debentures due 2096	49	49	49	49

Total debt	$4,615	$4,484	$5,202	$5,058

Less current debt		364		-

Total long-term debt		$4,120		$5,058

(1) A portion of this debt was retired under the Any and All Offer in September 2004.
(2) A portion of this debt was retired under the Maximum Tender Offer in October 2004.

       In September 2004, Anadarko made cash tender offers in order to acquire $1.2 billion aggregate principal amount of certain series of its outstanding debt. The tender offers consisted of two separate offers: an Any and All Offer and a Maximum Tender Offer. In September 2004, $750 million principal amount of Notes and Debentures was purchased in the Any and All Offer, which is reflected in the table above. In October 2004, an additional $455 million principal amount was purchased by the Company in the Maximum Tender Offer. The Company used proceeds from asset divestitures, bridge loans, commercial paper and cash to fund the debt reductions.

       In September 2004, the Company terminated its existing revolving credit agreement and entered into a $750 million, five-year Revolving Credit Agreement with a syndicate of 20 U.S. and Canadian lenders. Under the terms of the agreement, the Company can, under certain conditions, request an increase up to a total commitment level of $1.25 billion. The facility has a maximum 60% debt to capital covenant (not affected by noncash charges); however, there are not any material adverse change covenants in the agreement. The agreement terminates in August 2009. As of September 30, 2004, the Company had no outstanding borrowings under this agreement.

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2004	2003	2004	2003

Interest Expense
Interest expense	$88	$89	$264	$273
Premium and related expenses for early retirement of debt (1)	63	-	63	8
Capitalized interest	(20)	(30)	(67)	(94)

Net interest expense	$131	$59	$260	$187

(1) An additional $40 million in premiums and related expenses associated with the October 2004 retirement of debt will be reflected in fourth quarter 2004 operating results.

8.  Financial Instruments

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

       Anadarko also enters into derivative financial instruments (futures, swaps and options) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in the market price of natural gas and crude oil. Derivative financial instruments are also used to meet customers' pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. In addition, the Company may use options and swaps to reduce exposure on its firm transportation keep-whole commitment with Duke Energy Field Services, Inc. (Duke). Essentially all of the derivatives used for trading purposes have a term of less than one year, with most having a term of less than three months.

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

Oil and Gas Activities       At September 30, 2004 and December 31, 2003, the Company had option contracts, swap contracts and fixed price physical delivery contracts in place to hedge the sales price of a portion of its expected future sales of equity oil and gas production. The fixed price physical delivery contracts are excluded from derivative accounting treatment under the normal sale provision. The derivative financial instruments receive hedge accounting treatment if they qualify. Mark-to-market accounting is applied to those that do not qualify for hedge accounting.

The fair value and the accumulated other comprehensive income balance applicable to the derivative financial instruments (excluding the physical delivery sales contracts) are as follows:

	September 30,	December 31,
millions	2004	2003

Fair Value - Asset (Liability)
Current	$(283)	$(232)
Long-term	(36)	(10)

Total	$(319)	$(242)

Accumulated other comprehensive loss before income taxes	$(244)	$(193)

Accumulated other comprehensive loss after income taxes	$(154)	$(122)

       The difference between the fair value and the unrealized loss before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting, hedge ineffectiveness and foreign currency hedges. Net losses of $172 million ($109 million after income taxes) in the accumulated other comprehensive income balance as of September 30, 2004 are expected to be reclassified into gas and oil sales during the fourth quarter of 2004 as the hedged transactions occur.

       Below is a summary of the Company's financial derivative instruments and physical delivery sales contracts through 2005 related to its oil and gas activities as of September 30, 2004, including the hedged volumes per day and the related weighted-average prices. A substantial portion of these hedges qualify for and receive hedge accounting treatment. There are no significant cash flow hedges beyond 2005.

	Fourth
	Quarter	Annual
	2004	2005

Natural Gas

Two-Way Collars (thousand MMBtu/d)	44	26
NYMEX price per MMBtu
Ceiling sold price	$6.43	$5.65
Floor purchased price	$4.29	$3.76

Three-Way Collars (thousand MMBtu/d)	269	249
NYMEX price per MMBtu
Ceiling sold price	$5.30	$9.20
Floor purchased price	$3.65	$4.96
Floor sold price	$2.67	$3.97

Fixed Price (thousand MMBtu/d)	245	33
NYMEX price per MMBtu	$3.83	$3.46

Total (thousand MMBtu/d)	558	308

Basis Swaps (thousand MMBtu/d)	183	153
Price per MMBtu	$(0.12)	$(0.18)

Crude Oil

Two-Way Collars (MBbls/d)	3	2
NYMEX price per barrel
Ceiling sold price	$26.32	$26.32
Floor purchased price	$22.00	$22.00

Three-Way Collars (MBbls/d)	38	43
NYMEX price per barrel
Ceiling sold price	$30.00	$46.89
Floor purchased price	$24.61	$32.28
Floor sold price	$20.13	$27.28

Fixed Price (MBbls/d)	26	-
NYMEX price per barrel	$27.22	$-

Total (MBbls/d)	67	45

MMBtu - million British thermal units
MMBtu/d - million British thermal units per day
MBbls/d - thousand barrels per day

       A two-way collar is a combination of options, a sold call and a purchased put. The sold call establishes a maximum price (ceiling) and the purchased put establishes a minimum price (floor) the Company will receive for the volumes under contract. A three-way collar is a combination of options, a sold call, a purchased put and a sold put. The sold call establishes a maximum price the Company will receive for the volumes under contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be NYMEX plus the difference between the purchased put and the sold put strike price. The fixed price hedges consist of swaps and physical delivery contracts and establish a fixed price the Company will receive for the volumes under contract.

Marketing and Trading Activities     The Company's marketing and trading derivative financial instruments are accounted for on a mark-to-market basis. The fair values of these derivatives as of September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
millions	2004	2003

Fair Value - Asset (Liability)
Current	$55	$33
Long-term	6	4

Total	$61	$37

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke. Most of these agreements were transferred to Duke in the GPM disposition. One agreement was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure to potential decreases in future transportation market values.

       While derivatives are intended to reduce the Company's exposure to declines in the market value of firm transportation, they also limit the potential to benefit from increases in the market value of firm transportation. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward 12 months. Net (payments to) receipts from Duke for the quarter ended September 30, 2004 and 2003 were $(4) million. Net (payments to) receipts from Duke for the nine months ended September 30, 2004 and 2003 were $(16) million and $19 million, respectively. This keep-whole agreement and any associated derivative instruments are accounted for on a mark-to-market basis.

       The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price quotes beyond the next 12 months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical natural gas basis prices, discounted at 10% per year. Management also periodically evaluates the supply and demand factors (such as expected drilling activity, anticipated pipeline construction projects, expected changes in demand at pipeline delivery points, etc.) that may impact the future market value of the firm transportation capacity to determine if the estimated fair value should be adjusted. The Company recognized other expense of $6 million and $8 million for the quarter ended September 30, 2004 and 2003, respectively, and other expense of $3 million and other income of $10 million for the nine months ended September 30, 2004 and 2003, respectively, related to the keep-whole agreement and associated derivative instruments. As of September 30, 2004, accounts payable included $25 million and other long-term liabilities included $38 million related to the keep-whole agreement and associated derivative instruments. As of December 31, 2003, accounts payable included $27 million and other long-term liabilities included $49 million related to the keep-whole agreement and associated derivative instruments.

       Anticipated undiscounted and discounted liabilities for the firm transportation keep-whole agreement at September 30, 2004 are as follows:

millions	Undiscounted	Discounted

2004	$9	$9
2005	21	20
2006	19	16
2007	14	11
2008	9	6
2009	1	1

Total	$73	$63

       As of September 30, 2004 and December 31, 2003, the Company had no material volumes under derivative financial instrument hedges related to the firm transportation keep-whole agreement.

9.  Sale of Future Hard Minerals Royalty Revenues

       In May 2004, the Company entered into an agreement whereby it sold a portion of its future royalties associated with existing coal and trona leases to a third party for $158 million, net of transaction costs. The Company conveyed a limited-term nonparticipating royalty interest which was carved out of the Company's royalty interests that entitles the third party to receive up to $229 million in future coal and trona royalty revenue over an 11-year period. Additionally, the third party is entitled to receive 5% of the aggregate royalties earned during the first ten years of the agreement that exceed $400 million. The Company retains 100% of the aggregate royalty payment receipts between $229 million and $400 million during the term of the agreement and 95% of the aggregate royalty payment receipts that are in excess of $400 million during the first ten years of the agreement. The third party relies solely on the royalty payments to recover their investment and, as such, has the risk of the royalties not being sufficient to recover their investment over the term of the agreement.

       Proceeds of $155 million from this transaction have been accounted for as deferred revenues and classified as liabilities on the balance sheet. The deferred revenues will be amortized to other sales on a unit-of-revenue basis over the term of the agreement. During the three and nine months ended September 30, 2004, the Company amortized $2 million and $6 million, respectively, of deferred revenues to other sales revenues as a result of this agreement. Proceeds from the transaction are reported in financing activities in the statement of cash flows and were used primarily to repurchase shares of Anadarko common stock.

       The specified amounts that the third-party investor expects to receive, prior to the 5% of any excess described above, are shown below. These amounts and the payment timing are subject to change based upon the actual royalties received by the Company during the term of the agreement.

millions

2004	$11
2005	23
2006	24
2007	24
2008	24
Later years	123

Total	$229

10.  Preferred Stock

       For the first, second and third quarters of 2004 and 2003, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

11.  Common Stock

       The reconciliation between basic and diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available before change
in accounting principle	$399	250	$1.59	$274	250	$1.09

Effect of convertible debentures
and ZYP-CODES	-	1		-	-
Effect of dilutive stock options and
performance-based stock awards	-	2		-	1

Diluted EPS
Net income available before change
in accounting principle plus
assumed conversion	$399	253	$1.58	$274	251	$1.09

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available before change
in accounting principle	$1,196	252	$4.76	$946	249	$3.79

Effect of convertible debentures
and ZYP-CODES	-	-		3	4
Effect of dilutive stock options and
performance-based stock awards	-	2		-	1

Diluted EPS
Net income available before change
in accounting principle plus
assumed conversion	$1,196	254	$4.72	$949	254	$3.74

      For the three and nine months ended September 30, 2004, options for 0.4 million and 1.0 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods. During the three and nine months ended September 30, 2003, options for 8.5 million and 8.8 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods.

       In June 2004, the Company announced a stock buyback program to purchase up to $2 billion in shares of common stock and that it intends to purchase the majority of the authorized amount in shares within a year. Shares may be repurchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During the third quarter of 2004, the Company purchased 5.0 million shares of common stock for $308 million under the program. For the nine months ended September 30, 2004, Anadarko purchased 7.6 million shares of common stock for $458 million under the program.

       The Company's credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. Under the maximum debt capitalization ratio, retained earnings were not restricted as to the payment of dividends at September 30, 2004 and December 31, 2003.

12.  Statements of Cash Flows Supplemental Information

       The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:

	Nine Months Ended
	September 30

millions	2004	2003

Interest	$184	$169
Income taxes	$26	$89

13.  Segment Information

       The following table illustrates information related to Anadarko's business segments. The segment shown as All Other and Intercompany Eliminations includes other smaller operating units, corporate activities, financing activities and intercompany eliminations.

Oil and Gas		Marketing		All Other and
Exploration		and		Intercompany
millions	and Production	Trading	Minerals	Eliminations	Total

Three Months Ended September 30:
2004

Revenues	$522	$34	$9	$997	$1,562
Intersegment revenues	995	4	-	(999)	-

Total revenues	1,517	38	9	(2)	1,562

Income (loss) before income taxes	$829	$(9)	$8	$(228)	$600

2003

Revenues	$761	$50	$5	$524	$1,340
Intersegment revenues	522	3	-	(525)	-

Total revenues	1,283	53	5	(1)	1,340

Impairments related to oil and gas properties	74	-	-	-	74

Income (loss) before income taxes	$591	$14	$5	$(131)	$479

Nine Months Ended September 30:
2004

Revenues	$1,952	$113	$30	$2,370	$4,465
Intersegment revenues	2,388	11	-	(2,399)	-

Total revenues	4,340	124	30	(29)	4,465

Impairments related to oil and gas properties	9	-	-	-	9

Income (loss) before income taxes	$2,405	$(2)	$26	$(599)	$1,830

Net properties and equipment	$16,133	$347	$1,194	$360	$18,034

Goodwill	$1,395	$-	$-	$-	$1,395

2003

Revenues	$2,206	$105	$22	$1,511	$3,844
Intersegment revenues	1,504	11	-	(1,515)	-

Total revenues	3,710	116	22	(4)	3,844

Impairments related to oil and gas properties	92	-	-	-	92

Income (loss) before income taxes	$1,905	$29	$19	$(402)	$1,551

Net properties and equipment	$15,125	$249	$1,200	$439	$17,013

Goodwill	$1,473	$-	$-	$-	$1,473

14.  Other (Income) Expense

       Other (income) expense consists of the following:

Three Months Ended			Nine Months Ended
	September 30		September 30

millions	2004	2003	2004	2003

Operating lease settlement	$-	$-	$63	$-
Firm transportation keep-whole contract valuation	6	8	3	(10)
Foreign currency exchange gains	(3)	(1)	(5)	(15)
Ineffectiveness of derivative financial instruments	5	(6)	2	(3)
Other	8	1	9	3

Total other (income) expense	$16	$2	$72	$(25)

      The operating lease settlement in 2004 relates to the Corpus Christi West Plant Refinery (West Plant). See Note 17. Foreign currency exchange (gains) losses for the three and nine months ended September 30, 2004, exclude zero and $(6) million, respectively, related to the remeasurement of the Venezuelan deferred tax liability. For the three and nine months ended September 30, 2003, foreign currency exchange (gains) losses exclude zero and $8 million, respectively, related to the remeasurement of the Venezuelan deferred tax liability. These amounts are included in income tax expense.

15.  Commitments

      The future minimum lease obligations for the Company's operating leases were $414 million at September 30, 2004 compared to $398 million at December 31, 2003. The increase is primarily due to the operating lease settlement. See Note 17.

16.  Pension Plans and Other Postretirement Benefits

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

       During the nine months ended September 30, 2004, the Company made contributions of $76 million to funded pension plans, $38 million to unfunded pension plans and $8 million to unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2004, the Company expects to contribute $1 million to funded pension plans, $1 million to unfunded pension plans and $1 million to unfunded other postretirement benefit plans.

       In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company made a one-time election to defer accounting for the effect of the Act for the year ended December 31, 2003. In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which superseded FSP FAS 106-1 and became effective in the third quarter of 2004. The Company believes that its other postretirement benefit plan benefits are actuarially equivalent to Medicare Part D and that it is eligible for the federal subsidy for sponsors under the Act. The effect of the Act was recognized on a prospective basis beginning in the third quarter of 2004. The adoption of FSP FAS 106-2 did not materially affect the Company's consolidated financial statements.

       The following table sets forth the Company's pension and other postretirement benefit cost.

Pension Benefits			Other Benefits

Three Months Ended			Three Months Ended
September 30			September 30

millions	2004	2003	2004	2003

Components of net periodic benefit cost
Service cost	$6	$6	$2	$1
Interest cost	7	8	3	3
Expected return on plan assets	(8)	(7)	-	-
Special termination benefits	1	3	-	-
Amortization values and deferrals	4	3	1	1

Net periodic benefit cost	$10	$13	$6	$5

	Nine Months Ended		Nine Months Ended
	September 30		September 30

millions	2004	2003	2004	2003

Components of net periodic benefit cost
Service cost	$18	$16	$8	$5
Interest cost	23	25	7	7
Expected return on plan assets	(24)	(22)	-	-
Special termination benefits	1	3	-	-
Amortization values and deferrals	10	10	3	2

Net periodic benefit cost	$28	$32	$18	$14

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

Royalty Litigation     The Company is subject to various claims from its royalty owners in the regular course of its business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead, and basis valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the "Gas Qui Tam case") filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. The case was transferred to the U.S. District Court, Multi-District Litigation (MDL) Docket pending in Wyoming. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright's failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. The MDL Panel remanded the case to the federal court in Lufkin, Texas without ruling on the motions for dismissal. The proceedings were delayed for procedural reasons as the case was remanded and a new judge was appointed; however, hearings on the Company's motions for dismissal were held in August 2004 and the Company expects a ruling by the end of 2004.

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

       A royalty owner action styled Texas Osage Royalty Pool, Inc. v. UPRG, Inc., UP Fuels, Inc., et al. was filed in January 1997 in the 335th District Court of Lee County, Texas. The case involves allegations that a company Anadarko acquired by merger in 2000, UPRG, Inc., failed to properly pay royalties due Texas Osage. In addition, the plaintiff contends that the Company failed to comply with express and implied provisions of various leases between April 1993 and the present. The Company has reached an agreement in principle to settle this case, subject to final documentation. The Company expects to finalize the settlement and disburse the funds in 2004.

       The nine months ended September 30, 2004 include charges of $27 million, before income taxes, related to royalty litigation settlement agreements.

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

Lease Agreement     The Company, through one of its affiliates (formerly a subsidiary of Union Pacific Resources Group, Inc. or UPRG), is a party to a lease agreement for the West Plant, a refinery facility located in Corpus Christi, Texas. The initial term of the lease expired December 31, 2003, but Anadarko has renewal options extending through January 31, 2011 at fair market rental rates. On January 31, 2011, the Company has the right to purchase the West Plant at a fair market sales value computed using a defined formula. In conjunction with UPRG exiting the refinery business in 1987, the West Plant was subleased to CITGO Petroleum Corporation (CITGO) under terms substantially the same as the Company's lease, with sublease payments during any renewal period equal to the lesser of the fair market rental rates as determined in the Company's lease or $5 million. Additionally, CITGO has the option under the sublease to purchase the West Plant from the Company on January 31, 2011 at a specified purchase price.

       For the renewal term, the fair market rental rates of the West Plant were to be determined by the appraisal process specified in the lease agreement. In order to resolve certain issues raised by the appraisers, the parties entered into an arbitration agreement. Through the arbitration process, issues of contractual interpretation were clarified to allow the appraisers to complete their fair market determination. Prior to the completion of the fair market rental rate determination by the appraisers, Anadarko and the lessor agreed to rental rates for the period 2004 - 2011 and a maximum purchase price at the end of the lease term. The Company estimated the purchase price to be $12.5 million less than the agreed upon maximum purchase price. Since the agreed upon rental rates exceeded the capped sublease payments from CITGO and the Company's estimated purchase price exceeded CITGO's specified purchase price in 2011, the Company recorded a liability of $63 million in the first quarter of 2004. This amount represented the present value of the excess of the annual rental amounts payable to the lessor over the amounts under the sublease for 2004 - 2011 as well as the present value of the excess of the estimated purchase price payable to the lessor in 2011 over CITGO's specified purchase price.

       In September 2004, the Company and the lessor reached an agreement whereby the purchase price for the West Plant on January 31, 2011 was set and the Company agreed to purchase such on that date. The agreed upon price equals the cost used to calculate the previously recorded $63 million liability and, as a result, has no effect on third quarter 2004 income.

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

Refocused Corporate Strategy       In June 2004, Anadarko announced a refocused corporate strategy. Strategy execution involves an asset realignment that is expected to result in the divestiture of properties representing about 15% of Anadarko's year-end 2003 proved reserves and about 25% of existing oil and gas production, with after-tax proceeds expected to exceed $2.5 billion. The Company now expects after tax cash proceeds to be about $2.7 billion, including the sale of future hard minerals royalty revenues. Additionally, certain of the assets have been identified as candidates for exchange for assets that would further the Company's strategy. The Company is using proceeds from asset sales to reduce debt, repurchase Anadarko common stock under a $2 billion program authorized by the Company's Board of Directors and otherwise to have funds available for reinvestment in other strategic options.

       The strategy refocuses the Company's efforts and capital on the areas where it has consistently produced its best results; institutionalizes a process to manage the Company's assets differently; lowers the reinvestment required to maintain existing production levels; and strengthens Anadarko's financial discipline and strategic flexibility. The Company's properties are separated into two broad categories and managed to serve different roles within the overall portfolio. "Foundation" assets are those with efficient reinvestment features to hold production flat or to grow production modestly, and that generally have low underlying decline rates over a long period of time. Today, these assets are primarily onshore North America and are expected to generate significant free cash that can be reinvested into growth areas. "Growth platforms" are expected to become increasingly global in nature and currently include the Gulf of Mexico deepwater, Algeria and Qatar. Growth platform assets are expected to deliver differentiated growth rates by targeting high-potential, exploration-focused investments or new ventures that may include acquisitions as entry vehicles.

       Properties identified for divestiture under the refocused strategy are estimated to include between 325 and 350 million barrels of oil equivalent (MMBOE) of year-end 2003 proved reserves and between 115 and 125 thousand barrels of oil equivalent per day (MBOE/d) of existing production volumes. Most of the identified properties to be divested are located in the shallow waters of the Gulf of Mexico shelf, Western Canadian Sedimentary basin and the mid-continent region of the United States.

       During the third quarter of 2004, Anadarko entered into agreements for the sale of its Gulf of Mexico shelf properties through two transactions totaling approximately $1.3 billion representing an estimated 99 MMBOE of proved reserves as of year-end 2003 and net production of approximately 47 MBOE/d. In September 2004, the Company closed on a portion of these agreements and received $325 million. In October 2004, Anadarko closed on a second portion of the agreements and received $849 million. The remaining sales of these Gulf of Mexico shelf properties are expected to close in the fourth quarter of 2004. The Company also completed the sale of its Canada Phase I properties for $142 million in the third quarter of 2004 representing an estimated 10 MMBOE of proved reserves as of year-end 2003 and net production of approximately 5 MBOE/d.

       The Company has in place sale agreements representing 115 MMBOE of proved reserves located in the United States as of year-end 2003 with net production of approximately 42 MBOE/d, for proceeds of approximately $958 million and interests in two oil and gas fields in Wyoming. The Company also has sales agreements pending representing 61 MMBOE of proved reserves located in Canada as of year-end 2003 with net production of approximately 23 MBOE/d. The asset sales with agreements in place or pending are expected to close in the fourth quarter of 2004. Most of the remaining properties identified for divestiture, which are primarily located in the mid-continent region of the United States, are expected to be exchanged for assets that fit within the Company's strategy. The North American asset sales are expected to close by year-end 2004, while miscellaneous international assets are anticipated to close by the end of the first quarter of 2005.

       Certain properties included in these sale transactions are subject to preferential rights of purchase. In the event preferential rights are exercised, Anadarko will sell the properties on substantially similar terms to the preferential right holders.

       In addition, under full cost accounting rules, gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. As a result, the Company does not currently expect these divestitures to result in any material gains or losses in future results of operations. The dispositions closed through September 2004 do not significantly alter the relationship between capitalized costs and proved reserves. Therefore, these transactions were recognized as an adjustment of capitalized costs in the respective country cost centers.

Results for the Three and Nine Months Ended September 30, 2004

Selected Data

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2004	2003	2004	2003

Financial Results
Revenues	$1,562	$1,340	$4,465	$3,844
Costs and expenses	815	800	2,303	2,131
Interest expense and other (income) expense	147	61	332	162
Income tax expense	199	203	630	601
Net income available to common stockholders before
cumulative effect of change in accounting principle	$399	$274	$1,196	$946
Net income available to common stockholders	$399	$274	$1,196	$993
Earnings per share - before cumulative effect
of change in accounting principle - diluted	$1.58	$1.09	$4.72	$3.74
Earnings per share - diluted	$1.58	$1.09	$4.72	$3.92

Operating Results
Sales volumes (MMBOE)	49	50	145	142

Capital Resources and Liquidity
Capital expenditures			$2,254	$2,165
Cash flow from operating activities			$2,757	$2,299

Financial Results

Net Income     In the third quarter of 2004, Anadarko's net income was $399 million or $1.58 per share (diluted). This compares to net income of $274 million or $1.09 per share (diluted) for the third quarter of 2003. For the nine months ended September 30, 2004, Anadarko's net income was $1.2 billion, or $4.72 per share (diluted). This compares to net income before the cumulative effect of change in accounting principle of $946 million, or $3.74 per share (diluted) for the nine months ended September 30, 2003. The increases in net income were primarily due to higher commodity prices, partially offset by higher expenses.

       In 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and the related cumulative adjustment in the first quarter of 2003 was an increase of $47 million after income taxes, or $0.18 per share (diluted). Including the accounting change, net income was $993 million or $3.92 per share (diluted) for the first nine months of 2003.

Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2004	2003	2004	2003

Gas sales	$823	$762	$2,438	$2,165
Oil and condensate sales	589	458	1,643	1,337
Natural gas liquids sales	123	85	319	255
Other sales	27	35	65	87

Total	$1,562	$1,340	$4,465	$3,844

       Anadarko's total revenues for the three and nine months ended September 30, 2004 increased 17% and 16%, respectively, compared to the same periods of 2003 primarily due to higher commodity prices.

       The impact of hedges and marketing activities resulted in lower realized prices of $0.33 per thousand cubic feet (Mcf) of gas and $5.90 per barrel of oil for the third quarter of 2004 compared to market prices, which decreased revenues $156 million. For the third quarter of 2003, the impact of hedges and marketing activities resulted in lower realized prices of $0.03 per Mcf of gas and $0.99 per barrel of oil compared to market prices, which decreased revenues $21 million. For the nine months ended September 30, 2004, the impact of hedges and marketing activities resulted in lower realized prices of $0.25 per Mcf of gas and $3.54 per barrel of oil compared to market prices, which decreased revenues $300 million. For the nine months ended September 30, 2003, the impact of hedges and marketing activities resulted in lower realized prices of $0.39 per Mcf of gas and $1.36 per barrel of oil compared to market prices, which decreased revenues $257 million.

Analysis of Sales Volumes

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

Barrels of Oil Equivalent (MMBOE)
United States	34	35	98	100
Canada	7	8	23	23
Algeria	6	5	18	14
Other International	2	2	6	5

Total	49	50	145	142

Barrels of Oil Equivalent per Day (MBOE/d)
United States	374	387	362	369
Canada	80	79	81	82
Algeria	63	51	64	52
Other International	17	24	21	19

Total	534	541	528	522

       During the third quarter of 2004, Anadarko's daily sales volumes decreased slightly compared to the third quarter of 2003 primarily due to lower sales volumes in the western United States and lower volumes in Qatar primarily due to the timing of cargo liftings, partially offset by higher sales volumes in Algeria. For the nine months ended September 30, 2004, Anadarko's daily sales volumes increased slightly compared to the nine months ended September 30, 2003. The increase was primarily due to higher volumes in Algeria due to the timing of cargo liftings and the expansion of production facilities and infrastructure, partially offset by lower sales volumes in the United States due to natural production declines, primarily in areas targeted for divestiture.

Natural Gas Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

United States (Bcf)	132	136	378	378
MMcf/d	1,428	1,481	1,382	1,383
Price per Mcf	$4.96	$4.48	$5.01	$4.41

Canada (Bcf)	35	33	108	103
MMcf/d	385	357	392	379
Price per Mcf	$4.81	$4.65	$5.03	$4.83

Total (Bcf)	167	169	486	481
MMcf/d	1,813	1,838	1,774	1,762
Price per Mcf	$4.93	$4.51	$5.01	$4.50

Bcf - billion cubic feet
MMcf/d - million cubic feet per day

       The Company's daily natural gas sales volumes for the third quarter of 2004 were down slightly compared to the third quarter of 2003. For the first nine months of 2004, the Company's daily natural gas sales volumes were up slightly compared to the same period of 2003. The changes were primarily due to higher volumes associated with successful drilling in Texas, Louisiana and Canada, offset by natural production declines in the United States primarily in areas targeted for divestiture. Production of natural gas is generally not directly affected by seasonal swings in demand.

       The Company's average realized natural gas price for the three and nine months ended September 30, 2004 increased 9% and 11%, respectively, compared to the same periods in 2003. These higher prices include commodity price hedges on 32% and 36% of natural gas sales volumes during the three and nine months ended September 30, 2004, respectively, that reduced the Company's exposure to low prices and limited participation in higher prices. As of September 30, 2004, the Company has hedged about 33% of its anticipated natural gas wellhead sales volumes for the remainder of 2004. See Derivative Instruments under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

United States (MMBbls)	8	8	24	26
MBbls/d	92	97	88	96
Price per barrel	$31.83	$26.34	$30.94	$26.45

Canada (MMBbls)	1	2	4	5
MBbls/d	14	17	14	17
Price per barrel	$38.86	$26.43	$35.63	$27.56

Algeria (MMBbls)	6	5	18	14
MBbls/d	63	51	64	52
Price per barrel	$38.37	$27.66	$34.21	$28.06

Other International (MMBbls)	2	2	6	5
MBbls/d	17	24	21	19
Price per barrel	$30.20	$23.68	$27.06	$22.94

Total (MMBbls)	17	17	52	50
MBbls/d	186	189	187	184
Price per barrel	$34.42	$26.36	$31.98	$26.64

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the third quarter of 2004 were down 2% compared to the third quarter of 2003 primarily due to slightly lower volumes from onshore United States, Canada and Qatar, partially offset by higher volumes in Algeria and offshore United States due to production startup at the Marco Polo deepwater platform. For the nine months ended September 30, 2004, daily crude oil and condensate sales volumes were up 2% compared to the same period of 2003 primarily due to higher daily volumes in Algeria partially offset by lower volumes in Texas and Louisiana. Production of oil is not usually affected by seasonal swings in demand.

       Anadarko's average realized crude oil prices for the three and nine months ended September 30, 2004 increased 31% and 20%, respectively, compared to the same periods of 2003. These higher prices include commodity price hedges on 36% of crude oil and condensate sales volumes during the three and nine months ended September 30, 2004 that reduced the Company's exposure to low prices and limited participation in higher prices. As of September 30, 2004, the Company has hedged about 37% of its anticipated oil and condensate sales volumes for the remainder of 2004. See Derivative Instruments under Item 3 of this Form 10-Q.

Natural Gas Liquids Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

Total (MMBbls)	4	4	12	12
MBbls/d	46	46	45	44
Price per barrel	$29.16	$20.36	$25.90	$21.10

       The Company's daily NGLs sales volumes for the third quarter of 2004 were flat compared to the same period of 2003. For the nine months ended September 30, 2004, the Company's daily NGLs sales volumes increased slightly compared to the same period of 2003. During the third quarter of 2004, average NGLs prices increased 43% compared to the same period of 2003. For the nine months ended September 30, 2004, average NGLs prices increased 23% compared to the same period of 2003. NGLs production is dependent on natural gas prices and the economics of processing the natural gas to extract NGLs.

Costs and Expenses

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2004	2003	2004	2003

Direct operating	$177	$158	$498	$445
Transportation and cost of product	67	49	183	142
Administrative and general	98	108	269	282
Depreciation, depletion and amortization	387	341	1,092	954
Other taxes	86	70	252	216
Impairments related to oil and gas properties	-	74	9	92

Total	$815	$800	$2,303	$2,131

       During the third quarter of 2004, Anadarko's costs and expenses increased 2% compared to the third quarter of 2003 due to the following factors:

-

Direct operating expense was up 12%. The third quarter of 2004 includes $11 million in severance and other costs related to 2004 divestitures and a $9 million increase in offshore United States operating expenses primarily due to production beginning from the Marco Polo platform.

-

Transportation and cost of product expense increased 37%. The third quarter of 2004 includes a $10 million increase in marketing transportation expense and a $7 million increase in oil and gas transportation expense primarily due to higher transportation rates.

-

Administrative and general (A&G) expense decreased 9%. The third quarter of 2004 includes $9 million in severance and other costs related to 2004 divestitures and reorganization efforts. The third quarter of 2003 includes $33 million in restructuring costs related to the cost reduction plan implemented in July 2003. Excluding the costs associated with 2004 divestitures and reorganization and the 2003 restructuring costs, A&G expense increased 19% due to an increase in employee benefits expenses, an increase in litigation costs and a slight increase in contract labor costs.

-

Depreciation, depletion and amortization (DD&A) expense increased 13%. DD&A expense increases include about $47 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool) and a $3 million increase in depreciation of general properties and asset retirement obligation accretion expense, partially offset by a decrease of $4 million related to lower production volumes.

-	Other taxes increased 23% primarily due to higher commodity prices in 2004.
-

Impairments of oil and gas properties in 2003 were due to a $68 million ceiling test impairment for Qatar as a result of lower future production estimates and a $6 million impairment related to other international activities.

       For the nine months ended September 30, 2004, Anadarko's costs and expenses increased 8% compared to the same period of 2003 due to the following factors:

-

Direct operating expense was up 12%. The nine months ended September 30, 2004 include $11 million in severance and other costs related to 2004 divestiture and reorganization efforts. Excluding these costs, direct operating expenses in the United States increased $27 million primarily due to higher enhanced oil recovery activity in the western states, production beginning in mid-2004 at the Marco Polo platform and the acquisition of producing properties in mid-2003 in the Gulf of Mexico. Direct operating expenses increased $9 million in Canada due to higher Canadian exchange rates and $6 million in Algeria primarily due to higher volumes.

-

Transportation and cost of product expense increased 29%. The nine months ended September 30, 2004 include a $22 million increase in oil and gas transportation expense and a $22 million increase in marketing transportation expense primarily due to higher transportation rates and slightly higher volumes.

-

A&G expense decreased 5%. The first nine months of 2004 include $19 million in severance and other costs related to 2004 divestitures and reorganization efforts. The first nine months of 2003 include $33 million in restructuring costs related to the cost reduction plan implemented in July 2003. Excluding the costs associated with 2004 divestitures and reorganization and the 2003 restructuring costs, A&G expense was essentially flat.

-

DD&A expense increased 14%. DD&A expense increases include about $110 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool), $15 million related to higher production volumes and $13 million due to asset retirement obligation accretion expense and higher depreciation of general properties.

-	Other taxes increased 17% primarily due to higher commodity prices in 2004.
-

Impairments of oil and gas properties in 2004 were related to international activities. Impairments in 2003 were due to a $68 million ceiling test impairment for Qatar as a result of lower future production estimates and $24 million related to other international activities.

Interest Expense and Other (Income) Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2004	2003	2004	2003

Interest Expense
Interest expense	$88	$89	$264	$273
Premium and related expenses for early retirement of debt	63	-	63	8
Capitalized interest	(20)	(30)	(67)	(94)

Net interest expense	131	59	260	187

Other (Income) Expense
Operating lease settlement	-	-	63	-
Firm transportation keep-whole contract valuation	6	8	3	(10)
Foreign currency exchange gains	(3)	(1)	(5)	(15)
Ineffectiveness of derivative financial instruments	5	(6)	2	(3)
Other	8	1	9	3

Total other (income) expense	16	2	72	(25)

Total	$147	$61	$332	$162

Interest Expense     Anadarko's interest expense for the three and nine months ended September 30, 2004 included $63 million of premiums and related expenses for the 2004 early retirement of debt. An additional $40 million in premiums and related expenses associated with the October 2004 retirement of debt will be reflected in fourth quarter 2004 operating results. See Debt. Excluding the debt retirement expenses, interest expense decreased slightly during the three and nine months ended September 30, 2004, compared to the same periods of 2003 due to slightly lower average outstanding debt. Capitalized interest decreased by 33% and 29%, respectively, compared to the same periods of 2003. The decreases were primarily due to lower capitalized costs that qualify for interest capitalization.

Other (Income) Expense     For the third quarter of 2004, the Company had other expense of $16 million compared to other expense of $2 million for the same period of 2003. The unfavorable change of $14 million was primarily due to an $11 million unfavorable change for ineffectiveness of derivative financial instruments and a $7 million increase in other expenses primarily related to environmental remediation expense, partially offset by a $2 million favorable increase related to the effect of higher market values for firm transportation subject to the keep-whole agreement and a $2 million favorable change in foreign currency exchange gains.

       For the nine months ended September 30, 2004, the Company had other expense of $72 million compared to other income of $25 million for the same period of 2003. The unfavorable change of $97 million was primarily due to a $63 million loss in the first quarter of 2004 related to an operating lease settlement for the Corpus Christi West Plant Refinery, a $13 million unfavorable change related to the effect of lower market values for firm transportation subject to the keep-whole agreement, a $10 million unfavorable change primarily due to a decrease in Canadian foreign currency exchange gains, a $5 million unfavorable change for ineffectiveness of derivative financial instruments and a $6 million increase in other expenses primarily related to environmental remediation expense. For additional information see Note 17 - Contingencies of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q and Derivative Instruments and Foreign Currency Risk under Item 3 of this Form 10-Q.

Income Tax Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2004	2003	2004	2003

Income tax expense	$199	$203	$630	$601
Effective tax rate	33%	42%	34%	39%

      For the three months ended September 30, 2004, income tax expense was essentially flat compared to the same period of 2003. For the nine months ended September 30, 2004, income tax expense increased 5% compared to the same period of 2003. The increase was primarily due to higher income before income taxes, partially offset by the effect of the reduction in the Alberta provincial tax rate during 2004, credits and other items. The effective tax rates for the three and nine months ended in 2004 decreased from the same periods in 2003 primarily due to increased utilization of credits, a reduction in the Canadian income tax rates and other items. For the three and nine months ended in 2004, variances from the 35% statutory rate are caused by income taxes related to foreign activities including the reduction in the Alberta provincial tax rate, state income taxes, credits and other items.

      Current tax expense related to the estimated taxable gains from the 2004 divestitures was recorded during the third quarter of 2004 with a corresponding reduction to deferred tax expense. As a result, total income taxes and the effective tax rate for the three and nine months ended September 30, 2004 were not impacted by the anticipated divestitures.

Operating Results

Exploration and Development Activities     During the third quarter of 2004, Anadarko participated in a total of 204 wells, including 175 gas wells, 24 oil wells and 5 dry holes. This compares to a total of 289 wells, including 180 gas wells, 99 oil wells and 10 dry holes during the third quarter of 2003.

      For the first nine months of 2004, Anadarko participated in a total of 810 wells, including 599 gas wells, 180 oil wells and 31 dry holes. This compares to a total of 866 wells, including 562 gas wells, 261 oil wells and 43 dry holes during the first nine months of 2003.

Proved Reserves     The Company has previously disclosed that less than 6% of total worldwide proved reserves are located in offshore fields in which reserve booking is supported by conclusive formation tests rather than actual production tests (flow tests). In April 2004, the Securities and Exchange Commission (SEC) notified the Company that it does not object to classifying reserves as proved undeveloped in the deepwater Gulf of Mexico without a flow test, if they are fully supported by each of the following sources of information: open-hole logs, core samples, seismic surveys and wire line sampling. All of Anadarko's reserves in the deepwater Gulf of Mexico are supported by each of these four data sources or a flow test.

Marketing Strategies

Overview     The Company's marketing department actively manages sales of its natural gas, crude oil and NGLs. The Company markets its production to customers at competitive prices, maximizing realized prices while managing credit exposure. The market knowledge gained through the marketing effort is valuable to the corporate decision making process. The Company's sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale. Therefore, even though the Company sells significant volumes to major purchasers, the Company believes other purchasers would be willing to buy the Company's natural gas, crude oil, condensate and NGLs at comparable market prices.

       The Company also purchases natural gas, crude oil and NGLs volumes for resale primarily from partners and producers near Anadarko's production. These purchases allow the Company to aggregate larger volumes and attract larger, creditworthy customers, which in turn enhance the value of the Company's production. The Company sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. The Company has the marketing capability to move large volumes of gas into and out of the "daily" gas market to take advantage of any price volatility.

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

Marketing and Trading Contracts     The following tables provide additional information regarding the Company's marketing and trading portfolio of physical and derivative contracts and the firm transportation keep-whole agreement and related derivatives as of September 30, 2004. The Company records income or loss on these activities using mark-to-market accounting.

		Firm
	Marketing	Transportation
millions	and Trading	Keep-Whole	Total

Fair value of contracts outstanding as of
December 31, 2003 - assets (liabilities)	$6	$(76)	$(70)
Contracts realized or otherwise settled during 2004	(4)	16	12
Fair value of new contracts when entered into during 2004	1	-	1
Other changes in fair value	(3)	(3)	(6)

Fair value of contracts outstanding as of
September 30, 2004 - assets (liabilities)	$-	$(63)	$(63)

	Fair Value of Contracts as of September 30, 2004

Assets (Liabilities) millions	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in excess of 5 Years	Total

Marketing and Trading
Prices actively quoted	$-	$(1)	$1	$-	$-
Prices based on models and other valuation
methods	-	-	-	-	-

Firm Transportation Keep-Whole
Prices actively quoted	$(25)	$-	$-	$-	$(25)
Prices based on models and other valuation
methods	-	(29)	(9)	-	(38)

Total
Prices actively quoted	$(25)	$(1)	$1	$-	$(25)
Prices based on models and other valuation
methods	-	(29)	(9)	-	(38)

Capital Resources and Liquidity

General     Anadarko's cash flow from operating activities during the nine months ended September 30, 2004 was $2.8 billion compared to $2.3 billion for the same period of 2003. The increase in 2004 cash flow is attributed primarily to higher commodity prices and slightly higher sales volumes, partially offset by higher expenses. Fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities. Anadarko holds derivative instruments to help manage commodity price risk. Sales volume changes can also impact cash flow in the short-term, but have not been as volatile as commodity prices in the past. As divestitures are made pursuant to the refocused strategy, any related decrease in sales volumes is expected to result in lower cash flow from operating activities. Anadarko's long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations. The Company's goals include continuing to find oil and gas reserves at competitive prices, managing commodity price risk and keeping operating costs at efficient levels.

Sale of Future Hard Minerals Royalty Revenues     In the second quarter of 2004, the Company entered into an agreement whereby it sold a portion of its future royalties associated with existing coal and trona leases to a third party for $158 million, net of transaction costs. The Company conveyed a limited-term nonparticipating royalty interest which was carved out of the Company's royalty interests that entitles the third party to receive up to $229 million in future coal and trona royalty revenue over an 11-year period. Additionally, the third party is entitled to receive 5% of the aggregate royalties earned during the first ten years of the agreement that exceed $400 million. The Company retains 100% of the aggregate royalty payment receipts between $229 million and $400 million during the term of the agreement and 95% of the aggregate royalty payment receipts that are in excess of $400 million during the first ten years of the agreement. For additional information see Note 9 - Sale of Future Hard Minerals Royalty Revenues of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Capital Expenditures     The Company funded its capital investment programs for the first nine months of 2004 and 2003 primarily through cash flow. The following table shows the Company's capital expenditures by category.

	Nine Months Ended
	September 30

millions	2004	2003

Development	$1,630	$1,169
Exploration	312	396
Property acquisitions
Development	5	209
Exploration	57	103
Capitalized interest and internal costs related to exploration
and development activities	194	236

Total oil and gas	2,198	2,113
Gathering and other	56	52

Total*	$2,254	$2,165

* Excludes asset retirement costs and includes actual asset retirement expenditures.

       During the nine months ended September 30, 2004, Anadarko's capital spending increased 4% compared to the same period of 2003. The variances in the mix of oil and gas spending reflect the Company's available opportunities based on the near-term ranking of projects by net asset value potential. The acquisitions in 2004 primarily relate to exploratory non-producing leases and the acquisitions in 2003 primarily relate to the acquisition of producing properties in the Gulf of Mexico and exploratory non-producing leases.

Debt     At September 30, 2004 and December 31, 2003, Anadarko's total debt was $4.5 billion and $5.1 billion, respectively. During the third quarter of 2004, Anadarko made cash tender offers in order to acquire $1.2 billion aggregate principal amount of its outstanding debt. In September and October 2004, $750 million and $455 million principal amount, respectively, of debt was purchased by the Company. The Company used proceeds from asset divestitures, bridge loans, commercial paper and cash to fund the debt reductions.

       The Company also terminated its existing revolving credit agreement and entered into a $750 million, five-year Revolving Credit Agreement with a syndicate of 20 U.S. and Canadian lenders in September 2004. Under the terms of the agreement, the Company can, under certain conditions, request an increase up to a total commitment level of $1.25 billion. The facility has a maximum 60% debt to capital covenant (not affected by noncash charges); however, there are not any material adverse change covenants in the agreement. The agreement terminates in August 2009. As of September 30, 2004, the Company had no outstanding borrowings under this agreement.

Common Stock Repurchase Plan     In June 2004, in conjunction with the refocused strategy, the Company announced a stock buyback program to purchase up to $2 billion in shares of common stock and that it intends to purchase the majority of the authorized amount within a year. Shares may be repurchased either in the open market or through privately negotiated transactions. It is the Company's intent to purchase the shares as targeted divestiture proceeds and excess cash flow are realized and as debt less cash (net debt) per barrel of oil equivalent targets are achieved and maintained. During the nine months ended September 30, 2004, Anadarko purchased 7.6 million shares of common stock for $458 million under the program. During October 2004, Anadarko purchased an additional 1.4 million shares of common stock for $94 million under the program.

Dividends     In the first nine months of 2004 and 2003, Anadarko paid $106 million and $74 million, respectively, in dividends to its common stockholders (14 cents per share in the first, second and third quarters of 2004 and 10 cents per share in the first, second and third quarters of 2003). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. For the nine months ended September 30, 2004 and 2003, Anadarko also paid $4 million in preferred stock dividends.

       The Company's credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. As of September 30, 2004, Anadarko's capitalization ratio was 32% debt. Under the maximum debt capitalization ratio, retained earnings were not restricted as to the payment of dividends at September 30, 2004. The amount of future common stock dividends will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

Outlook     The Company expects 2004 capital spending to range between $2.8 billion and $3.0 billion. Cash flow from operating activities in 2004 is expected to be sufficient to fund capital spending. Additional borrowings are not anticipated in 2004. The Company's 2004 capital spending noted above was determined at an investment level that is less than cash flow using recent New York Mercantile Exchange prices. The Company expects steady funding of the capital program regardless of oil and gas price volatility. Anadarko's refocused strategy is designed to enable a capital program that is self-funding at mid-cycle oil and gas prices. When prices exceed mid-cycle levels, as is currently the case, the excess cash would be systematically used to build additional balance sheet strength through debt reductions, returned to shareholders through stock repurchases, and otherwise be made available for reinvestment in other strategic options. Alternatively, when prices are below the Company's mid-cycle targets, Anadarko could draw upon its strengthened debt capacity to fund a steady level of activity.

Recent Accounting Developments     In September 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS No. 143 by oil and gas producing entities that follow the full cost accounting method. SAB No. 106, effective in the fourth quarter of 2004, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. Anadarko currently includes the future cash outflows associated with settling asset retirement obligations in the present value of estimated future net cash flows and reduces capitalized oil and gas costs by the asset retirement obligation accrued on the balance sheet. The Company does not expect the adoption of SAB No. 106 in the fourth quarter of 2004 to have any impact on Anadarko's financial statements, nor does it expect adoption to have a material effect on the results of the ceiling test calculation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments     Anadarko's derivative instruments currently are comprised of futures, swaps and options contracts. The volume of derivative instruments utilized by the Company to hedge its market price risk and in its energy trading operation can vary during the year within the boundaries of its established risk management policy guidelines. For information regarding the Company's accounting policies related to derivatives and additional information related to the Company's derivative instruments, see Note 1 - Summary of Significant Accounting Policies and Note 8 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Derivative Instruments Held for Non-Trading Purposes     The Company had equity production hedges of 129 Bcf of natural gas and 23 MMBbls of crude oil as of September 30, 2004 (excluding physical delivery fixed price contracts). As of September 30, 2004, the Company had a net unrealized loss of $319 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in commodity prices would result in an additional loss on these derivative instruments of approximately $118 million. However, this loss would be substantially offset by a gain in the value of that portion of the Company's equity production that is hedged.

Derivative Instruments Held for Trading Purposes     As of September 30, 2004, the Company had a net unrealized gain of $61 million (gains of $62 million and losses of $1 million) on derivative financial instruments entered into for trading purposes and a net unrealized loss of $61 million (losses of $66 million and gains of $5 million) on derivative physical delivery contracts entered into for trading purposes. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on the derivative instruments would be approximately $2 million.

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Field Services, Inc. (Duke). As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward 12 months. As of September 30, 2004, accounts payable included $25 million and other long-term liabilities included $38 million related to this agreement. As of December 31, 2003, accounts payable included $27 million and other long-term liabilities included $49 million related to this agreement. A 10% unfavorable change in the September 30, 2004 prices on the short-term portion of the keep-whole agreement would result in an additional loss of $9 million. The future gain or loss from this agreement cannot be accurately predicted. For additional information related to the keep-whole agreement see Note 8 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

Foreign Currency Risk     The Company's Canadian oil and gas subsidiaries use the Canadian dollar as their functional currency. The Company's other international subsidiaries use the U.S. dollar as their functional currency. To the extent that business transactions in these countries are not denominated in the respective country's functional currency, the Company is exposed to foreign currency exchange rate risk.

     A Canadian subsidiary has notes and debentures denominated in U.S. dollars. The potential foreign currency re-measurement impact on earnings from a 10% increase in the September 30, 2004 Canadian exchange rate would be about $15 million based on the outstanding debt at September 30, 2004.

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

       Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2004. In addition, there has been no significant change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

        See Note 17 - Contingencies of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2004.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs (2)

July	20,089	$59.39	-

August	1,326,587	$57.71	1,325,000

September	3,687,911	$62.67	3,685,100

Third Quarter 2004	5,034,587	$61.35	5,010,100	$1,542,000,000

(1)

During the third quarter of 2004, 5,010,100 shares were repurchased under the Company's share repurchase programs. During the third quarter of 2004, 24,487 shares were related to restricted stock cancelled by the Company for the payment of withholding taxes due on restricted stock that vested under various employee restricted stock plans.

(2)

In June 2004, the Company announced a stock buyback program to purchase up to $2 billion in shares of common stock and that it is the Company's intent to purchase the majority of the authorized amount in shares within a year. However, the repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

Item 6.  Exhibits

       Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit			Original Filed	File
Number		Description	Exhibit	Number

3	(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
		of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

*	(b)	By-laws of Anadarko Petroleum
Corporation, as amended

	(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
		Restated Certificate of Incorporation	July 28, 2000

4	(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
		Cumulative Preferred Stock, Series B	May 6, 1998

	(b)	Rights Agreement, dated as of October 29,	4.1 to Form 8-A dated	1-8968
		1998, between Anadarko Petroleum	October 30, 1998
Corporation and The Chase Manhattan Bank

	(c)	Amendment No. 1 to Rights Agreement, dated	2.4 to Form 8-K dated	1-8968
		as of April 2, 2000 between Anadarko and	April 2, 2000
The Rights Agent

10	(b)(i)	Performance Share Agreement	10(b) to Form 10-Q	1-8968
for quarter ended
March 31, 2004

	* (ii)	Anadarko Petroleum Corporation
Deferred Compensation Plan

*12		Computation of Ratios of Earnings to Fixed
Charges and Earnings to Combined Fixed
Charges and Preferred Stock Dividends

*31	(a)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer

*	(b)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer

*32		Section 1350 Certifications

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

November 5, 2004	By:	/s/ JAMES R. LARSON

James R. Larson - Senior Vice President,
Finance and Chief Financial Officer