Form 10-K
period 2004-12-31
ANADARKO PETROLEUM CORP
filed 2005-03-15
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ✓.

     Indicate by check mark whether registrant is an accelerated filer.     Yes  ✓      No           .

     The aggregate market value of the Company’s common stock held by non-affiliates of the registrant on June 30, 2004 was $14.5 billion.

     The number of shares outstanding of the Company’s common stock as of January 31, 2005 is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	236,834,572

Part of
Form 10-K	Documents Incorporated By Reference
Part II	Portions of the Anadarko Petroleum Corporation 2004 Annual Report to Stockholders.
Part III	Portions of the Proxy Statement for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 12, 2005 (to be filed with the Securities and Exchange Commission prior to April 1, 2005).

PART I

Item 1.	Business

General

      Anadarko Petroleum Corporation is among the largest independent oil and gas exploration and production companies in the world, with 2.4 billion barrels of oil equivalent (BOE) of proved reserves as of December 31, 2004. The Company’s major areas of operations are located in the United States, primarily in Texas, Louisiana, the mid-continent region and the western states, Alaska and in the deep waters of the Gulf of Mexico, as well as in Canada and Algeria. Anadarko also has production in Venezuela and Qatar and is executing strategic exploration programs in several other countries. The Company actively markets natural gas, oil and natural gas liquids (NGLs) and owns and operates gas gathering systems in its core producing areas. In addition, the Company engages in the hard minerals business through non-operated joint ventures and royalty arrangements in several coal, trona (natural soda ash) and industrial mineral mines located on lands within and adjacent to its Land Grant holdings. The Land Grant is an 8 million acre strip running through portions of Colorado, Wyoming and Utah where the Company owns most of its fee mineral rights. Anadarko is committed to minimizing the environmental impact of exploration and production activities in its worldwide operations through programs such as carbon dioxide (CO2) sequestration and the reduction of surface area used for production facilities.

      Unless the context otherwise requires, the terms “Anadarko” or “Company” refer to Anadarko Petroleum Corporation and its subsidiaries. The Company’s corporate headquarters are located at 1201 Lake Robbins Drive, The Woodlands, Texas 77380, where the telephone number is (832) 636-1000.

Available Information The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (SEC). Anadarko provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.anadarko.com. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filings, please contact: Anadarko Petroleum Corporation, Public Affairs Department, P.O. Box 1330, Houston, Texas 77251-1330 or call (832) 636-1219.

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

Refocused Strategy

      Anadarko announced a refocused strategy in June 2004. Strategy execution included an asset realignment that resulted in the Company completing over $3 billion in pretax asset sales during 2004 through a series of separate unrelated transactions. Combined, the divested properties represented about 11% of Anadarko’s year-end 2003 proved reserves and about 20% of 2004 oil and gas production. The Company used proceeds from asset sales to reduce debt, repurchase Anadarko common stock and otherwise to have funds available for reinvestment in other strategic options. For additional information see Refocused Strategy under Item 7 of this Form 10-K.

Oil and Gas Properties and Activities

Proved Reserves

      As of December 31, 2004, Anadarko had proved reserves of 7.5 trillion cubic feet (Tcf) of natural gas and 1.1 billion barrels of crude oil, condensate and NGLs. Combined, these proved reserves are equivalent to 2.4 billion barrels of oil or 14.2 Tcf of gas. During 2004, the Company’s reserves decreased 6% due to the divestiture of non-core properties in the United States and Canada in conjunction with the refocused strategy, partially offset by proved reserve additions related to successful exploration and development drilling in North America. The Company’s reserves have grown 3% over the past three years primarily due to successful exploration and development drilling in the United States and Canada, the acquisition of Howell Corporation (Howell) in 2002 and the acquisition of producing properties, partially offset by the effect of the disposition of non-core producing properties during 2004. As of December 31, 2004, Anadarko had proved developed reserves of 5.5 Tcf of natural gas and 606 million barrels (MMBbls) of crude oil, condensate and NGLs. Proved developed reserves comprise 64% of total proved reserves.

      Proved reserve estimates are made by the Company’s engineers. Beginning in 2003, Anadarko bolstered its internal control of these estimates by using a corporate review team comprised of five technical experts: four members from within Anadarko who are independent of the operating groups responsible for the reserve estimates, and one member from Netherland, Sewell & Associates, Inc. (NSAI), an independent worldwide reserves consultant. The procedures and methods used by Anadarko in preparing its estimates of proved reserves and future revenues, as of December 31, 2004, were reviewed by the team. Through participation on the team, NSAI reviewed 75% of the Company’s 2004 reserve additions, as well as specific major properties representing 84% of Anadarko’s total worldwide reserves. NSAI determined that the general methods and procedures used by Anadarko in the reserve estimation process were reasonable and the estimates for those properties reviewed appeared reasonable and were prepared in accordance with SEC Regulation S-X Rule 4-10(a) and generally accepted petroleum engineering and evaluation principles. A copy of the NSAI report is attached as Exhibit 99.1 of this Form 10-K.
      The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2004, 2003 and 2002 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities — Unaudited (Supplemental Information) in the Anadarko Petroleum Corporation 2004 Consolidated Financial Statements (Consolidated Financial Statements) under Item 8 of this Form 10-K. The Company files annual estimates of certain proved oil and gas reserves with the U.S. Department of Energy (DOE), which are within 5% of the amounts included in the above estimates.
      Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company’s estimates of future net cash flows, discounted future net cash flows before income taxes and discounted future net cash flows after income taxes from proved reserves. See Operating Results and Critical Accounting Policies and Estimates under Item 7 of this Form 10-K for additional information on the Company’s proved reserves.

Sales Volumes and Prices

      The following table shows the Company’s annual sales volumes. Volumes for natural gas are in billion cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch. For the computation of million barrels of oil equivalent (MMBOE), six thousand cubic feet (Mcf) of gas is the energy equivalent of one barrel of oil, condensate or NGLs.

	2004	2003	2002

United States
Natural gas (Bcf)	499	503	507
Oil and condensate (MMBbls)	32	34	31
Natural gas liquids (MMBbls)	16	16	14
Total (MMBOE)	131	135	130
Canada
Natural gas (Bcf)	138	140	135
Oil and condensate (MMBbls)	5	6	12
Natural gas liquids (MMBbls)	1	1	1
Total (MMBOE)	29	30	35
Algeria
Oil and condensate (MMBbls)	22	19	24
Total (MMBOE)	22	19	24
Other International
Oil and condensate (MMBbls)	8	8	8
Total (MMBOE)	8	8	8
Total
Natural gas (Bcf)	637	643	642
Oil and condensate (MMBbls)	67	67	75
Natural gas liquids (MMBbls)	17	17	15
Total (MMBOE)	190	192	197

      The following table shows the Company’s annual average sales prices and average production costs. The average sales prices include gains and losses for derivative contracts the Company utilizes to manage price risk related to the Company’s sales volumes. Production costs are costs incurred to operate and maintain the Company’s wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product, property taxes, production and severance taxes and production related general and administrative costs. Additional information on volumes, prices and markets is contained in Financial Results and Marketing Strategies under Item 7 of this Form 10-K. Additional detail of production costs is contained in the Supplemental Information under Item 8 of this Form 10-K. Information on major customers is contained in Note 15 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

	2004	2003	2002

United States
Sales price
Natural gas (per Mcf)	$5.14	$4.36	$2.83
Oil and condensate (per barrel)	31.87	26.16	22.90
Natural gas liquids (per barrel)	27.84	21.19	14.98
Total (per BOE)	30.75	25.55	18.18
Production cost (per BOE)	$6.41	$5.49	$4.66
Canada
Sales price
Natural gas (per Mcf)	$5.17	$4.71	$2.91
Oil and condensate (per barrel)	37.37	27.33	19.09
Natural gas liquids (per barrel)	26.21	21.04	12.11
Total (per BOE)	31.98	27.87	17.89
Production cost (per BOE)	$8.75	$8.01	$6.40
Algeria
Sales price
Oil and condensate (per barrel)	$34.78	$28.43	$24.38
Production cost (per BOE)	$2.94	$2.44	$1.78
Other International
Sales price
Oil and condensate (per barrel)	$27.91	$23.15	$19.92
Production cost (per BOE)	$7.93	$8.90	$8.48
Total
Sales price
Natural gas (per Mcf)	$5.15	$4.43	$2.85
Oil and condensate (per barrel)	32.76	26.55	22.44
Natural gas liquids (per barrel)	27.76	21.18	14.80
Total (per BOE)	31.28	26.10	18.94
Production cost (per BOE)	$6.43	$5.71	$4.79

Properties and Activities — United States

Overview Anadarko’s active areas in the United States include the Lower 48 states, Alaska and the Gulf of Mexico. Reserves in the United States comprised 69% of Anadarko’s total proved reserves at year-end 2004. During 2004, the Company’s drilling efforts in the United States resulted in 548 gas wells, 193 oil wells and 17 dry holes. During 2004, the Company sold its interests in certain non-core properties located in the United States representing an estimated 226 MMBOE of proved reserves on the date of sale. The majority of these properties were located in the shallow waters of the Gulf of Mexico and the mid-continent region. The accompanying maps illustrate by state Anadarko’s net undeveloped and developed lease and fee mineral acreage, number of net producing wells and other data relevant to its domestic onshore and offshore oil and gas operations.

      The following table presents selected 2004 U.S. operating data by area.

	Sales Volumes
					Drilling Statistics
		Oil and
	Natural Gas	NGLs	Total	Producing	Wells	Success
	(MMcf/d)	(MBbls/d)	(MBOE/d)	Wells(1)	Drilled(2)	Rate

North Louisiana-Vernon	202	—	33	232	94	99%
East Texas-Bossier	221	—	38	736	91	99%
-Carthage	104	5	22	1,239	54	100%
Central Texas-Austin Chalk	112	19	38	1,200	45	98%
West Texas	104	11	28	4,221	191	98%
Mid-Continent- Hugoton	117	14	33	1,240	24	60%
Western States- Conventional	194	16	49	2,007	42	98%
-Coalbed Methane	66	—	11	428	120	100%
-EOR and other	36	14	19	2,142	23	100%
Other	46	11	19	1,414	40	98%

Total Onshore — Lower 48 States	1,202	90	290	14,859	724	98%
Alaska(3)	—	19	19	54	11
Gulf of Mexico	161	22	49	9	23	91%

Total United States	1,363	131	358	14,922	758	98%

(1)	Gross number of wells in which Anadarko has an interest.
(2)	Includes 714 gross development wells with a 99% success rate and 44 gross exploration wells with a 77% success rate.
(3)	The results of these wells are held confidential for competitive reasons.

Onshore — Lower 48 States At the end of 2004, about 57% of the Company’s proved reserves were located onshore in the Lower 48 states. During 2004, the Company sold certain properties from this area representing about 119 MMBOE of proved reserves on the date of sale. At the end of 2004, net production from the retained properties in the Lower 48 states averaged 1,149 million cubic feet per day (MMcf/d) of gas and 71 thousand barrels per day (MBbls/d) of oil, condensate and NGLs. The Company’s 2005 capital budget for this area ranges from $1.1 billion to $1.3 billion and provides for drilling an expected 940 development and 60 exploration wells.

North Louisiana During 2004, an additional gas treating plant was built at the Vernon field in order to facilitate the increase in production resulting from the Company’s successful drilling and to provide greater marketing flexibility. Anadarko’s tight gas drilling program in the Vernon field remains focused on extending the boundaries and developing the field areas with the highest production rates, recoverable reserves and economic returns.

East Texas The Dowdy Ranch, Dew/ Mimms Creek, Bald Prairie and Marquez fields continue to be the primary focus in the east Texas tight gas Bossier play. Anadarko also continues to be active in its Cotton Valley infill drilling program in the Carthage area.

Central Texas Anadarko’s horizontal drilling program continues to be the focus in central Texas where the objective is to exploit the multiple pay zones in the Austin Chalk formation of the Giddings and Brookeland fields. In addition, a successful reentry program is in place. In 2005, Anadarko expects to continue its horizontal drilling and reentry programs, focusing on building inventory while sustaining production volumes.

West Texas Operations in west Texas are primarily concentrated on tight gas, conventional exploration and production and waterflood projects in the Permian basin.

Mid-Continent In 2004, the Company sold its producing interests in the deep Hugoton area and retained properties producing from the shallow formations. At the end of 2004, net production from the retained properties averaged 60 MMcf/d of gas and 6 MBbls/d of oil, condensate and NGLs. During 2005, the Company’s focus will be on production operations, gathering and facility maintenance.

Anadarko Petroleum Corporation

ONSHORE PROPERTIES

WASHINGTON
■ 2,524
OREGON
■ 741
IDAHO
■ 846
MONTANA
● 129,268
□ 2,096
■ 8
△ 64
NORTH DAKOTA
● 20
□ 1,828
△ 5
WYOMING
● 375,002
□ 96,462
■ 4,164,227
△ 2,234
NEVADA
■ 433
UTAH
● 6,997
□ 23,010
■ 690,322
△ 161
CALIFORNIA
● 216
□ 318
■ 2,678
COLORADO
● 7,663
□ 22,700
■ 2,890,673
△ 15
NEBRASKA
● 4,608
□ 926
■ 27,852
△ 1
KANSAS
● 344,909
□ 348,611
■ 29,834
△ 1,035
IOWA
■ 151
MISSOURI
■ 419
ILLINOIS
■ 1,934
INDIANA
■ 9,912
W. VIRGINIA
● 330
NEW MEXICO
● 2,498
□ 13,114
■ 417
△ 2
OKLAHOMA
● 58,954
□ 186,784
■ 48,295
△ 515
ARKANSAS
● 658
□ 1,100
■ 344,604
△ 2
TENNESSEE
■ 894
MISSISSIPPI
● 6,895
□ 1,950
■ 63,880
△ 7
ALABAMA
● 223
□ 2,275
■ 11,473
△ 12
GEORGIA
■ 2,838
S. CAROLINA
■ 2,734
FLORIDA
■ 5,342
TEXAS
● 487,786
□ 1,055,742
■ 100,226
△ 6,090
LOUISIANA
● 94,452
□ 35,710
■ 13,131
△ 226
THE WOODLANDS
ALASKA
ANCHORAGE
● 1,730,400
□ 4,944
■ 7,978
△ 13
N
SCALE
0 100MI 200MI
● UNDEVELOPED LEASEHOLD ACREAGE (Net)
□ DEVELOPED LEASEHOLD ACREAGE (Net)
■ FEE MINERAL ACREAGE (Net)
△ PRODUCING WELLS (Net)
2004 DRILLING ACTIVITY AREAS
OFFICE LOCATIONS

JANUARY 2005

Onshore US map

	Net	Net	Net Fee	Net
	Undeveloped	Developed	Acres	Producing
	Acres	Acres		Wells
Onshore:
United States
Alabama	223	2,275	11,473	12
Alaska*	1,730,400	4,944	7,978	13
Arkansas	658	1,100	344,604	2
California	216	318	2,678	—
Colorado	7,663	22,700	2,890,673	15
Florida	—	—	5,342	—
Georgia	—	—	2,838	—
Idaho	—	—	846	—
Illinois	—	—	1,934	—
Indiana	—	—	9,912	—
Iowa	—	—	151	—
Kansas*	344,909	348,611	29,834	1,035
Louisiana*	94,452	35,710	13,131	226
Mississippi	6,895	1,950	63,880	7
Missouri	—	—	419	—
Montana	129,268	2,096	8	64
Nebraska	4,608	926	27,852	1
Nevada	—	—	433	—
New Mexico	2,498	13,114	417	2
North Dakota	20	1,828	—	5
Oklahoma*	58,954	186,784	48,295	515
Oregon	—	—	741	—
South Carolina	—	—	2,734	—
Tennessee	—	—	894	—
Texas*	487,786	1,055,742	100,226	6,090
Utah	6,997	23,010	690,322	161
Washington	—	—	2,524	—
West Virginia	330	—	—	—
Wyoming*	375,002	96,462	4,164,227	2,234
Office Locations:
United States
Anchorage, Alaska
The Woodlands, Texas

*	Drilling activities were conducted in these areas in 2004.

Western States The majority of the activity in the western states area is associated with conventional drilling in the Wamsutter area, coalbed methane (CBM) and enhanced oil recovery (EOR) projects. The western states area includes the Company’s oil and gas properties in the Land Grant area of Wyoming, Colorado and Utah. Anadarko’s operations on the Land Grant are concentrated in the greater Green River basin.

      The Company operates multiple full-scale CBM properties, as well as active pilot programs. The Company also continues to evaluate new CBM exploration opportunities on the Land Grant. Primary areas of concentration include development of the Big George coal at the Company’s County Line property in Wyoming, the Helper and Drunkard’s Wash fields in Utah and the Atlantic Rim field in Wyoming.
      The Company’s operations at the Salt Creek, Monell and Sussex EOR projects (98%-100% working interest (WI)) in Wyoming continue to show increased oil response due to CO2 injection. EOR projects are longer term projects that typically take several years to come to full fruition. Combined, the three projects are expected to result in an increase in net production from 8 thousand barrels of oil equivalent per day (MBOE/d) at year-end 2004 to about 42 MBOE/d by 2012.

Alaska Anadarko’s activity in Alaska is concentrated primarily on the North Slope. About 4% of the Company’s proved reserves at year-end 2004 were in Alaska. The Company’s capital budget is expected to range from $70 million to $90 million for Alaska in 2005, which includes drilling about 14 development wells and three exploration wells.

      At the Alpine field (22% WI) on Alaska’s North Slope, a capacity expansion project, designed to increase both oil handling and seawater injection capabilities, is expected to be completed by mid-year 2005 and boost capacity of the Alpine oil processing facility to 140 MBbls/d gross.
      Plans for development of the Nanuq and Fiord satellite fields (both 22% WI) are underway. First production is scheduled for late 2006, with expected peak production of approximately 35 MBbls/d in 2008. Anadarko and the operator are continuing to pursue the state, local and federal permits for three additional Alpine satellites. During the 2003-2004 winter drilling season, the Company participated in exploration wells located in the National Petroleum Reserve-Alaska. Commerciality and potential development scenarios are currently being evaluated.

Gulf of Mexico In 2004, the Company sold all of its interests in properties located on the continental shelf of the Gulf of Mexico. The properties sold included about 107 MMBOE of proved reserves on the date of sale. At the end of 2004, net production from the retained deepwater properties averaged 25 MMcf/d of gas and 23 MBbls/d of oil, condensate and NGLs. At year-end 2004, about 8% of the Company’s proved reserves were located offshore in the deepwater of the Gulf of Mexico where Anadarko owns an average 73% interest in 190 blocks. Anadarko has budgeted about $700 million for capital spending in the deepwater Gulf of Mexico for 2005, which includes drilling about 19 wells.

      Marco Polo (100% WI), Anadarko’s first deepwater development project, achieved first production in July 2004. Anadarko operates, and a third party owns, the platform and production facilities for Marco Polo. Production rates and reservoir pressures on several wells are declining faster than predicted because the field is more compartmentalized than originally thought. The K2 (52% WI) and the K2 North (100% WI) fields are both proceeding as subsea tiebacks to the Marco Polo platform, with production expected to commence in mid-2005. During 2004, drilling in the K2 North field continued to explore the northern and western limits of the field. The Company began drilling the Genghis Khan exploration prospect (100% WI) in the area in early 2005.
      Development plans for a gas processing hub, Independence Hub, and gas export pipeline in the eastern Gulf of Mexico were approved in late 2004. The Company, along with a group of other producers, contracted with a third party to design, construct and own the facility. Anadarko will operate Independence Hub. The facility, capable of processing 850 MMcf/d of gas, will serve several ultra-deepwater natural gas fields including Anadarko’s six discoveries in the area. During 2004, the Company finalized development plans and made progress on the design, fabrication and installation of equipment required for the subsea infrastructure to connect the six fields with Independence Hub. During 2005, Anadarko plans to continue drilling a combination of exploration and delineation wells in the eastern Gulf of Mexico. Production is expected to commence in 2007.
      Anadarko has participation agreements to explore deepwater blocks in the western Gulf of Mexico. During 2004, the Company completed reprocessing seismic and identified potential prospects within the area. In 2005, the Company will continue to analyze the data and expects to drill at least two prospects.

Anadarko Petroleum Corporation

OFFSHORE PROPERTIES

TEXAS
Houston
Lake Charles
LOUISIANA
New Orleans
MISSISSIPPI
Biloxi
Mobile
Pensacola
FLORIDA
0
60
MILES
N

- 2004 DRILLING ACTIVITY
- PRODUCTION BLOCKS
- EXPLORATORY BLOCKS
- 2004 LEASE ACQUISITIONS

	GULF OF MEXICO			
OFFSHORE ACREAGE	**WESTERN**	**CENTRAL**	**EASTERN**	**CALIFORNIA**
UNDEVELOPED (Net)	328,589	273,466	172,224	2,785
DEVELOPED (Net)	—	11,866	—	—
PRODUCING WELLS (Net)	—	7	—	—

JANUARY 2005

Offshore map

	Net	Net	Net
	Undeveloped	Developed	Producing
	Acres	Acres	Wells
Offshore:
Gulf of Mexico
Western*	328,589	—	—
Central*	273,466	11,866	7
Eastern*	172,224	—	—
California	2,785	—	—

*	Drilling activities were conducted in these areas in 2004.

Gas Processing The Company processes gas at various third-party plants under agreements generally structured to provide for the extraction and sale of NGLs in cost efficient plants with flexible volume commitments. The Company has agreements with four plants in the western states area, 13 plants in the mid-continent area and one plant in the gulf coast area. Anadarko also processes gas and has interests in two Company-operated plants in the western states. Anadarko’s strategy to aggregate gas through Company-owned and third-party gathering systems allows Anadarko to secure processing arrangements in each of the regions where the Company has significant production.

Properties and Activities — Canada

Overview In late 2004, the Company sold Canadian properties, primarily in the Western Canadian Sedimentary basin, representing an estimated 64 MMBOE of proved reserves on the date of sale. At the end of 2004, about 11% of the Company’s proved reserves were located in Canada with average net production of 265 MMcf/d of gas and 9 MBbls/d of oil, condensate and NGLs. The Company’s 2005 capital budget for Canada ranges from $350 million to $400 million and provides for drilling an expected 192 development and 50 exploration wells. The accompanying map illustrates the Company’s net developed and undeveloped lease and fee mineral acreage, number of net producing wells and other data relevant to its Canadian properties.

      The following table presents selected 2004 Canadian operating data by area.

	Sales Volumes
					Drilling Statistics
		Oil and
	Natural Gas	NGLs	Total	Producing	Wells	Success
	(MMcf/d)	(MBbls/d)	(MBOE/d)	Wells(1)	Drilled(2)	Rate

Fort St. John	87	1	16	149	26	77%
Medicine Hat	72	6	18	2,673	71	96%
Grande Prairie	71	5	17	342	52	85%
Edson	136	4	26	467	126	95%
Other	12	—	2	—	1	100%

Total Canada	378	16	79	3,631	276	92%

(1)	Gross number of wells in which Anadarko has an interest.
(2)	Includes 221 gross development wells with a 96% success rate and 55 gross exploration wells with a 75% success rate.

Fort St. John During 2004, the Company completed a complex natural gas transportation project beneath the Buckinghorse River in northeastern British Columbia. The Company believes that this technical success, combined with its broad land base, provides extensive opportunity in the region. The Company is pursuing multi-zone, deep natural gas targets in the area that are expected to add growth to the foundation asset base.

Medicine Hat In southern Alberta, Anadarko initiated its first CO2 project in Canada and expects increased oil production and recovery from the Nisku Enchant field as a result. The Company expects the shallow gas program in southwest Saskatchewan to continue to provide steady production and exploitation opportunities with cost effective programs that can be brought on stream quickly.

Grande Prairie In 2004, Anadarko entered into a multi-year joint venture agreement to explore several high potential plays in the Western Canadian Sedimentary basin. Anadarko participated in three exploration wells with a 100% success rate. In 2005, the Company anticipates participating in drilling several additional wells and acquiring additional lease acreage and seismic data in the area.

Edson A third facility expansion in 2004 and successful drilling activity continue to make the Wild River area the most active development area for the Company in Canada. An additional plant expansion is expected to be complete in early 2005 that should increase capacity to 130 MMcf/d of gas.

Other During the 2004 winter drilling season, a Burnt Lake exploratory prospect was drilled in the Mackenzie Delta. An appraisal well will begin drilling in 2005 and the Company expects to participate in a testing program in the area throughout the year.

Anadarko
Petroleum Corporation
CANADA PROPERTIES
Canada
N
YUKON TERRITORY
NORTHWEST TERRITORIES
NUNAVUT
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUEBEC
NEWFOUNDLAND
P.E.I.
NOVA SCOTIA
NEW BRUNSWICK
MACKENZIE DELTA
944,867
4,635
2
BRITISH COLUMBIA
1,002,458
186,743
115
ALBERTA
756,999
529,338
518,526
640
SASKATCHEWAN
128,080
291,006
108,906
2,159
FORT ST. JOHN
GRANDE PRAIRIE
EDSON
CALGARY
MEDICINE HAT
0 50 100 miles
P.E.I.
NOVA SCOTIA
0 25 50 miles
231,975
Sable Island
Scotian Shelf
UNDEVELOPED ACREAGE (Net)
DEVELOPED ACREAGE (Net)
FEE MINERAL ACREAGE (Net)
PRODUCING WELLS (Net)
2004 DRILLING ACTIVITY AREAS
OFFICE LOCATIONS
FEBRUARY 2005

Canada map

	Net	Net	Net	Net
	Undeveloped	Developed	Fee	Producing
	Acres	Acres	Acres	Wells
Canada:
Alberta*	756,999	529,338	518,526	640
British Columbia*	1,002,458	186,743	—	115
Northwest Territories	944,867	4,635	—	2
Saskatchewan*	128,080	291,006	108,906	2,159
Scotian Shelf	231,975	—	—	—
Office Locations:
Canada
Calgary, Alberta
Edson, Alberta
Fort St. John, British Columbia
Grande Prairie, Alberta
Medicine Hat, Alberta

*	Drilling activities were conducted in these areas in 2004.

Properties and Activities — Algeria

Overview Anadarko is engaged in exploration, development and production activities in Algeria’s Sahara Desert. At the end of 2004, seven fields discovered by the Company were on production. At the end of 2004, about 15% of the Company’s proved reserves were located in Algeria. In 2004, net sales volumes from the Company’s properties in Algeria totaled 22 MMBbls of crude oil, or 11% of the Company’s total sales volumes. In 2004, Anadarko participated in 17 wells with a success rate of 82%. In addition, the Company participated in 11 injection or service wells during the year. The Company’s 2005 capital budget for Algeria ranges from $80 million to $90 million and provides for drilling an expected 27 development and service wells and six exploration wells.

Contracts and Partners Anadarko’s interest in the Production Sharing Agreement (PSA) for Blocks 404, 208 and 211 is 50% before participation at the exploitation stage by Sonatrach, the national oil and gas enterprise of Algeria. The Company has two partners, each with a 25% interest, also prior to participation by Sonatrach. Under the terms of the PSA, oil reserves that are discovered, developed and produced are shared by Sonatrach, Anadarko and its two partners. Sonatrach is responsible for 51% of development and production costs. Anadarko and its partners also have an exploration program underway on Blocks 404, 208 and 211 and have exploration licenses, under separate PSAs, for Block 406b (60% interest) and Block 403c/e (67% interest). Anadarko and its joint venture partners fund Sonatrach’s share of exploration costs and are entitled to recover these exploration costs out of production in the exploitation phase. Sonatrach has owned shares of the Company’s common stock since 1986 and at year-end 2004 was the registered owner of 5.1% of Anadarko’s outstanding common stock.

Production and Development On Block 404, production from the HBNS field averaged 126 MBbls/d of oil (gross) and production from four of the satellite fields averaged 29 MBbls/d of oil (gross) in 2004. Production from the HBN field, which extends from Block 404 into Block 403 and is unitized with other companies, averaged 71 MBbls/d of oil (gross) in 2004. Anadarko is also actively involved in the unitized Ourhoud field which is located in the southern portion of Block 404 and extends into Block 406a and Block 405. Production from the Ourhoud field averaged 224 MBbls/d of oil (gross) in 2004. Anadarko has several fields farther south on Block 208. Development of the EMK field on Block 208 is progressing and is expected to be operational in late 2007 with about 100 MBbls/d of production capacity.

Exploration During 2004, the Company participated in four exploration wells on Blocks 404, 208 and 211, one of which was successful. The first exploration well on Block 406b was also drilled and found natural gas and condensate. During 2005, the Company plans to continue exploratory drilling on Blocks 404, 208 and 211, evaluate the prospect on Block 406b for commerciality and drill its first exploration well on Block 403c/e.

      Anadarko continually monitors the political situation in Algeria and has taken steps to help ensure the safety of employees and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is unable to predict with certainty any effect the current situation may have on activity planned for 2005 and beyond. However, the situation has had no material effect to date on the Company’s operations in Algeria, where the Company has had activities since 1989. For additional information on certain factors and risks associated with the Company’s foreign operations see Regulatory Matters and Additional Factors Affecting Business — Foreign Operations Risk under Item 7 of this Form 10-K.

Properties and Activities — Other International

Overview The Company’s other international oil and gas production and development operations are located primarily in Venezuela and Qatar. The Company currently has exploration acreage in Qatar, Tunisia, West Africa, Indonesia, off the coast of Georgia in the Black Sea and other selected areas. About 5% of the Company’s total proved reserves were located in other international locations at year-end 2004. During 2004, net sales volumes from the Company’s other international properties averaged 22 MBbls/d of crude oil, condensate and NGLs, or 4% of the Company’s total volumes. In 2005, the Company’s capital budget is expected to range from $160 million to $180 million in other international projects and provides for drilling an expected 21 development and nine exploration wells.

Venezuela The Company’s Venezuelan operation consists of the Oritupano-Leona contract area, a risk service contract in which the Company has a non-operated 45% participating interest. The Company’s net oil sales volumes from this 395,000 acre area averaged 12 MBbls/d during 2004. The development program in 2004 included drilling 18 wells with a 100% success rate, converting 29 idle wells to producing wells and workover activity. During 2005, the Company expects to continue with the development of the Oritupano-Leona contract area, focusing on additional drilling and workover activity. The Venezuelan government has issued several statements recently indicating its intention to reevaluate the contractual terms of existing contracts with foreign oil companies. Anadarko is unable to predict with certainty any effect the current situation may have on activity planned for 2005 and beyond. However, the situation is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

Qatar The Company had interests in 1,458,000 undeveloped lease acres and 14,000 developed acres in Qatar at year-end 2004. Anadarko is the operator and has a 92.5% interest in the Al Rayyan field, which is part of an Exploration and Production Sharing Agreement covering Blocks 12 and 13. Production from the Al Rayyan field, located on Block 12, averaged 8 MBbls/d of oil (net) in 2004. During 2004, the Company recorded a ceiling test impairment of $62 million for Qatar as a result of lower production estimates and unsuccessful exploration activity. On Block 4 (100% interest), the Company was awarded a five-year exploration work program under which it plans to acquire seismic data in 2005. Anadarko also has an Exploration and Production Sharing Agreement covering offshore Block 11 (49% interest). The Company expects to drill an exploration well in this area in 2005.

Other The Company operates two blocks (55% interest) in the Ghadames basin of Tunisia, which cover 1,220,000 acres. In 2005, the Company’s focus in the area will be delineation and testing to determine commerciality of a previous natural gas and condensate discovery.

      Anadarko is the operator and holds a 50% interest in the 994,000 acre Agali Block, offshore Gabon in West Africa. The Company has completed its initial evaluation of the block and future activity is pending resolution of a boundary dispute between Gabon and its northern neighbor, Equatorial Guinea, which is under United Nations sponsored mediation. The Company also continues to look for additional opportunities to pursue in West Africa.
      During 2004, the Company was awarded exploration and production rights to the nearly 1,000,000 acre North East Madura III Block (100% interest) offshore Indonesia. Under the terms of the Production Sharing Contract, Anadarko will undertake a six-year exploration phase and a 20-year production phase. During the initial three-year work program, Anadarko plans to purchase a minimum of 988 square miles of 3-D seismic data and drill six exploration wells.
      Anadarko has a Production Sharing Contract with the State of Georgia. The agreement gives Anadarko exploration rights to three blocks, covering 2,035,000 acres, which extend about 50 miles offshore. During 2005, Anadarko plans to complete the evaluation of Block III.

Drilling Programs

      The Company’s 2004 drilling program focused on known oil and gas provinces in the United States (Lower 48, Alaska and Gulf of Mexico), Canada and Algeria. Exploration activity consisted of 104 wells, including 34 wells in the Lower 48, three wells in Alaska, seven wells offshore in the Gulf of Mexico, 55 wells in Canada and five wells in Algeria. Development activity consisted of 965 wells, which included 690 wells in the Lower 48, eight wells in Alaska, 16 wells offshore in the Gulf of Mexico, 221 wells in Canada, 12 wells in Algeria and 18 wells in other international locations.

Drilling Statistics

      The following table shows the results of the oil and gas wells drilled and tested:

	Net Exploratory			Net Development

	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total

2004
United States	25.2	9.4	34.6	484.2	4.7	488.9	523.5
Canada	25.5	6.0	31.5	159.9	3.6	163.5	195.0
Algeria	1.1	1.5	2.6	2.1	—	2.1	4.7
Other International	—	—	—	8.1	—	8.1	8.1

Total	51.8	16.9	68.7	654.3	8.3	662.6	731.3

2003
United States	22.2	16.3	38.5	452.1	14.4	466.5	505.0
Canada	64.6	7.3	71.9	183.7	5.5	189.2	261.1
Algeria	1.5	1.5	3.0	4.0	0.3	4.3	7.3
Other International	1.0	2.2	3.2	3.5	1.0	4.5	7.7

Total	89.3	27.3	116.6	643.3	21.2	664.5	781.1

2002
United States	34.0	13.8	47.8	275.2	5.1	280.3	328.1
Canada	30.6	6.8	37.4	305.6	4.0	309.6	347.0
Algeria	0.5	1.0	1.5	7.3	0.7	8.0	9.5
Other International	—	3.7	3.7	3.7	0.9	4.6	8.3

Total	65.1	25.3	90.4	591.8	10.7	602.5	692.9

      The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 2004:

	Wells in the process
	of drilling or		Wells suspended or
	in active completion		waiting on completion

	Exploration	Development	Exploration	Development

United States
Gross	3	68	2	21
Net	2.5	56.9	2.0	17.1
Canada
Gross	6	16	15	8
Net	3.1	7.0	3.4	2.0
Algeria
Gross	1	2	—	1
Net	0.5	0.3	—	0.2
Other International
Gross	—	1	2	—
Net	—	0.5	1.1	—
Total
Gross	10	87	19	30
Net	6.1	64.7	6.5	19.3

Productive Wells

      As of December 31, 2004, the Company had a working interest ownership in productive wells as follows:

	Oil Wells*	Gas Wells*

United States
Gross	5,870	9,052
Net	4,307.0	6,082.4
Canada
Gross	404	3,227
Net	240.0	2,676.0
Algeria
Gross	135	—
Net	27.2	—
Other International
Gross	286	—
Net	133.3	—
Total
Gross	6,695	12,279
Net	4,707.5	8,758.4

*	Includes wells containing multiple completions as follows:

Gross	89	1,399
Net	70.9	1,125.1

Properties and Leases

      The following schedule shows the number of developed lease, undeveloped lease and fee mineral acres in which Anadarko held interests at December 31, 2004:

	Developed		Undeveloped
	Lease		Lease		Fee Minerals		Total

	Gross	Net	Gross	Net	Gross	Net	Gross	Net
thousands
United States
Onshore — Lower 48	2,662	1,793	2,137	1,521	9,395	8,416	14,194	11,730
Offshore	23	12	1,085	777	—	—	1,108	789
Alaska	23	5	3,441	1,730	16	8	3,480	1,743

Total	2,708	1,810	6,663	4,028	9,411	8,424	18,782	14,262

Canada	1,762	1,012	8,257	3,065	627	627	10,646	4,704
Algeria*	221	54	3,561	1,071	—	—	3,782	1,125
Other International	218	103	7,815	6,110	—	—	8,033	6,213

*	Developed acreage in Algeria relates only to areas with an Exploitation License. A portion of the undeveloped acreage in Algeria will be relinquished in the future upon finalization of Exploitation License boundaries.

Marketing, Gathering and Liquefied Natural Gas Properties and Activities

Marketing The Company’s marketing department actively manages the sales of its natural gas, crude oil and NGLs. The Company markets its production to customers at competitive prices, maximizing realized prices while managing credit exposure. The Company also purchases natural gas, crude oil and NGLs volumes for resale primarily from partners and producers near Anadarko’s production. These purchases allow the Company to aggregate larger volumes and attract larger, creditworthy customers, which in turn enhance the value of the Company’s production.

      The Company sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. The Company has the marketing capability to move large volumes of gas into and out of the “daily” gas market to take advantage of any price volatility. The Company may also engage in trading activities for the purpose of generating profits from exposure to changes in market prices of natural gas, crude oil, condensate and NGLs. The Company’s marketing strategy includes the use of leased natural gas storage facilities and various derivative instruments. However, the Company does not engage in market-making practices nor does it trade in any non-energy-related commodities. The Company’s marketing function does not participate in any energy marketing-related partnerships.

Gas Gathering Anadarko owns and operates six major gas gathering systems in the United States, where the Company has substantial gas production. The systems are: Antioch Gathering System in the Southwest Antioch field of Oklahoma; Hugoton Gathering System in southwest Kansas; Dew Gathering System in east Texas; Pinnacle Gathering System in east Texas; CJV/ SEC Gathering System in the Carthage field of east Texas; and, Vernon Gathering System in the Vernon field of north Louisiana.

      The Company’s major gathering systems have more than 3,250 miles of pipeline connecting about 3,650 wells and averaged nearly 900 MMcf/d of gas throughput in 2004. In addition, Anadarko operates numerous other smaller gas gathering systems.

Liquefied Natural Gas During 2004, the Company acquired a private Canadian company whose sole project was a proposed liquefied natural gas (LNG) receiving terminal at Bear Head, Point Tupper in Nova Scotia. The Bear Head facility is expected to give Anadarko leverage to negotiate for stranded gas production and marketing opportunities from national oil companies and other parties by offering them access to premium North American gas markets. An Environmental Assessment Approval was obtained and industrial permits for ground work have been approved. Front-end engineering design is complete for a terminal capable of processing up to 1 billion cubic feet per day of regasified LNG. The Company began construction planning, clearing and leveling the land and building access roads in late 2004. Construction activities are scheduled to begin in 2005 with commercial operations expected to commence in 2008.

Minerals Properties and Activities

      The Company’s minerals properties contribute to operating income through non-operated joint venture and royalty arrangements in coal, trona and industrial mineral mines across the Company’s extensive fee mineral interest in the Land Grant. The Company reinvests the cash flow from its hard minerals operations primarily into its oil and gas operations.

      The Company’s low sulfur coal deposits, located primarily in southern Wyoming, compete with other western coal producers for industrial and utility boiler markets, which burn the coal to produce steam used to generate electricity. The Company’s coal interests use the surface mining method of extraction. Because of the high extraction and transportation costs, additional development of the Company’s reserves is dependent on increased coal usage in local markets. In addition to fee mineral ownership of and royalty interests in coal reserves, the Company owns a 50% non-operating interest in Black Butte Coal Company. Black Butte Coal Company produces approximately 4 million tons of coal per year.
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
      During 2004, the Company entered into an agreement whereby it sold a portion of its future royalties associated with existing coal and trona leases to a third party for $158 million, net of transaction costs. The Company conveyed a limited-term nonparticipating royalty interest which was carved out of the Company’s royalty interests that entitles the third party to receive certain amounts in future coal and trona royalty revenue over an 11-year period. For additional information, see Note 10 — Sale of Future Hard Minerals Royalty Revenues of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Segment and Geographic Information

      Information on operations by segment and geographic location is contained in Note 16 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Employees

      As of December 31, 2004, the Company had about 3,300 employees. Anadarko considers its relations with its employees to be satisfactory. The Company has had no significant work stoppages or strikes pertaining to its employees.

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

Capital Spending

      See Capital Resources and Liquidity under Item 7 of this Form 10-K.

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	2004	2003	2002

Ratio of earnings to fixed charges	6.31	5.83	3.83
Ratio of earnings to combined fixed charges and preferred stock dividends	6.20	5.71	3.74

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

      Information on Properties is contained in Item 1 of this Form 10-K and in Note 21 — Commitments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Item 3.	Legal Proceedings

General The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries located in Texas, California and Oklahoma. Two companies Anadarko acquired in 2000 and 2002 sold the refineries prior to being acquired by Anadarko. While the ultimate outcome and impact on the Company cannot be predicted with certainty, Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings.

Royalty Litigation The Company is subject to various claims from its royalty owners in the regular course of its business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the “Gas Qui Tam case”) filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company’s present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright’s failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. The trial court denied the defendants’ motions in January 2005 and the Company is reviewing the orders to determine whether an appeal is appropriate. Meanwhile, the court set a preliminary trial date in 2007.

      A group of royalty owners purporting to represent Anadarko’s gas royalty owners in Texas was granted class action certification styled Neinast, Russell, et al. v. Union Pacific Resources Company, et al. in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners’ pleadings did not specify the damages being claimed, although a demand for damages in the amount of $66 million was asserted. The Company appealed the class certification order. A favorable decision from the Houston Court of Appeals decertified the class. The decision from the Houston Court of Appeals became final in the second quarter of 2002. In the fourth quarter of 2003, the royalty owners filed a new petition alleging that the class may properly be brought so long as “sub-class” groups are broken out. The same attorneys who filed the Neinast lawsuit as a state-wide class action also filed a lawsuit, styled Hankins, Lowell F., et al. v. Union Pacific Resources Group Inc., et al., in the 112th Judicial District Court, Crockett County, Texas. The two lawsuits are substantially identical, except that the Hankins lawsuit is limited to royalty owners in Crockett and Sutton Counties. The Texas Supreme Court has reversed certification of this class; however, as with the Neinast case, the plaintiffs indicated that they would seek certification of sub-classes and continue to prosecute the claims. The Company subsequently settled these cases, the court entered a final judgment approving the settlements and the litigation was concluded in 2004.
      A royalty owner action styled Texas Osage Royalty Pool, Inc. v. UPRG, Inc., UP Fuels, Inc., et al. was filed in January 1997 in the 335th District Court of Lee County, Texas. The case involved allegations that a company Anadarko acquired by merger in 2000, UPRG, Inc., failed to properly pay royalties due Texas Osage. In addition, the plaintiff contended that the Company failed to comply with express and implied provisions of various leases since April 1993. The Company reached a settlement in this case, and the lawsuit was dismissed in 2004.
      Royalty litigation settlement agreement charges of $17 million, after income taxes, were expensed in 2004.

T-Bar X Lawsuit T-Bar X Limited Company v. Anadarko Petroleum Corporation, a case filed in the 82nd Judicial District Court of Robertson County, Texas, involves a dispute regarding a confidentiality agreement that Anadarko executed in August 1999. On January 28, 2004, based upon a jury verdict, the court entered a $145 million judgment in favor of the plaintiff as follows: $40 million in actual damages; $100 million in punitive damages; and, $5 million in pre-judgment interest. The court later signed an Amended Final Judgment on April 14, 2004, which reduced the punitive damages to $80 million, reducing the total judgment to approximately $125 million. Anadarko appealed the case to the Court of Appeals for the 10th District of Texas at Waco. The Company believed that it had strong arguments for a reversal on appeal and that it was not probable that the judgment would be affirmed. As of December 30, 2004, the parties executed a Settlement and Release Agreement to resolve all disputes for approximately $38 million. As a result of the settlement, the appellate court reversed the Amended Final Judgment and remanded the case to the trial court, with instructions for the trial court to enter a judgment in accord with the parties’ settlement. The trial court entered such a judgment in February 2005. Financial results for 2004 included a charge of $24 million, after income taxes, related to this settlement.

Other The United States Environmental Protection Agency (EPA) has alleged certain violations of the Clean Water Act with respect to the Company’s offshore operations. The Company met with the EPA and agreed to resolve these allegations through the payment of a $60,000 penalty and a Supplemental Environmental Project (SEP) valued at $50,000. The EPA is currently evaluating the Company’s SEP proposal.

      The EPA and the United States Department of Justice (DOJ) have indicated that they are considering a possible enforcement action under the Clean Water Act and the Oil Pollution Act of 1990 against Howell Petroleum Corporation, one of the Company’s subsidiaries, for spills of produced water and oil from its northern Wyoming operations. A factual investigation is ongoing. Representatives of the Company met with the EPA and DOJ in March 2005 to discuss in detail the facts and circumstances surrounding the spills. The parties agreed that further investigation was warranted. Until the factual investigation is complete, the Company will be unable to make a reasonable estimate of potential sanctions related to this matter. However, Anadarko believes that the liability with respect to this matter will not have a material effect on the Company.
      The Company is also subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

	Age at End
Name	of 2005	Position

James T. Hackett	51	President and Chief Executive Officer
Robert P. Daniels	46	Senior Vice President, Exploration and Production
James R. Larson	55	Senior Vice President, Finance and Chief Financial Officer
Mark L. Pease	49	Senior Vice President, Exploration and Production
Robert K. Reeves	48	Senior Vice President, Corporate Affairs & Law and Chief Governance Officer
Mario M. Coll, III	43	Vice President, Information Technology Services and Chief Information Officer
Diane L. Dickey	49	Vice President and Controller
Karl F. Kurz	44	Vice President, Marketing
David R. Larson	48	Vice President, Investor Relations
Richard A. Lewis	61	Vice President, Human Resources
Gregory M. Pensabene	55	Vice President, Government Relations and Public Affairs
Albert L. Richey	56	Vice President and Treasurer
Charlene A. Ripley	41	Vice President, General Counsel and Corporate Secretary
Donald R. Willis	55	Vice President, Corporate Services

      In December 2003, Mr. Hackett was named President and Chief Executive Officer. Prior to joining Anadarko, he served as President and Chief Operating Officer of Devon Energy Corporation since its merger with Ocean Energy, Inc. in April 2003. Mr. Hackett served as President and Chief Executive Officer of Ocean Energy, Inc. from March 1999 to April 2003 and as Chairman of the Board from January 2000 to April 2003. He served as Chief Executive Officer and President of Seagull Energy Corporation from September 1998 until March 1999 and as Chairman of the Board from January 1999 to March 1999, until its merger with Ocean Energy, Inc.

      Mr. Daniels was named Senior Vice President, Exploration and Production in 2004 and named Vice President, Canada in 2001. Prior to this position, he served in various managerial roles in the Exploration Department for Anadarko Algeria Company, LLC. He has worked for the Company since 1985.
      Mr. James Larson was named Senior Vice President, Finance and Chief Financial Officer in 2003. Prior to this position, he served as Senior Vice President, Finance since 2002 and as Vice President and Controller since 1995. He has worked for the Company since 1983.
      Mr. Pease was named Senior Vice President, Exploration and Production in 2004. Prior to this position, he served as Vice President, U.S. Onshore and Offshore since 2002, Vice President, International and Alaska Operations since September 2001, Vice President, Engineering and Technology since February 2001, Vice President, Algeria since 1998 and as President and General Manager, Anadarko Algeria Company, LLC since 1993. He has worked for the Company since 1979.
      Mr. Reeves was named Senior Vice President, Corporate Affairs & Law and Chief Governance Officer in 2004. Prior to joining Anadarko, he served as Executive Vice President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003.
      Mr. Coll was named Vice President, Information Technology Services and Chief Information Officer in 2004. Prior to joining Anadarko, he served as Chief Information Officer and Vice President, Information Management for Devon Energy Corporation from 2003 to 2004, and as Vice President, Operational Planning and Chief Information Officer for Ocean Energy, Inc. and its predecessor companies from 1997 to 2003.
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
      Mr. Richey was named Vice President and Treasurer in 1995. He joined the Company as Treasurer in 1987.
      Ms. Ripley was named Vice President, General Counsel and Corporate Secretary in 2004. Prior to this position, she served as Vice President and General Counsel since 2003 and Vice President, General Counsel and Secretary of Anadarko Canada Corporation and its predecessor companies since 1998. She served as Senior Counsel for Norcen Energy Resources Limited since 1997.
      Mr. Willis was named Vice President, Corporate Services in 2000. Prior to this position, he served as Manager, Corporate Administration. He has worked for the Company since 1979.

      Officers of Anadarko are elected at an organizational meeting of the Board of Directors following the annual meeting of stockholders, which is expected to occur on May 12, 2005, and hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Information on the market price and cash dividends declared per share of common stock is included in Stockholder Information in the Anadarko Petroleum Corporation 2004 Annual Report (Annual Report) which is incorporated herein by reference.

      As of February 28, 2005, there were approximately 18,000 direct holders of Anadarko common stock. The following table sets forth the amount of dividends paid on Anadarko common stock during the two years ended December 31, 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
millions
2004	$35	$36	$35	$33
2003	$24	$25	$25	$35

      The amount of future common stock dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis. For additional information, see Dividends under Item 7 of this Form 10-K.

Equity Compensation Plan Table The following table sets forth information with respect to the equity compensation plans available to directors, officers and employees of the Company as of December 31, 2004:

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column(a))

Equity compensation plans approved by security holders	8,137,361	$46.18	1,494,901
Equity compensation plans not approved by security holders	—	—	—

Total	8,137,361	$46.18	1,494,901

Common Stock Repurchase Table The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the fourth quarter of 2004.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Period	purchased(1)	per share	or programs	plans or programs(2)

October	1,421,271	$68.35	1,368,100
November	4,766,837	$67.70	4,766,212
December	6,539,470	$66.74	6,520,500

Fourth Quarter 2004	12,727,578	$67.28	12,654,812	$691,000,000

(1)	During the fourth quarter of 2004, 12,654,812 shares were repurchased under the Company’s share repurchase programs. During the fourth quarter of 2004, 72,766 shares were related to restricted stock cancelled by the Company for the payment of withholding taxes due on restricted stock that vested under various employee restricted stock plans.

(2)	In June 2004, the Company announced a stock repurchase program to purchase up to $2 billion in shares of common stock. The Company intends to purchase additional shares under this program in 2005. However, the repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

Item 6.	Selected Financial Data

      See Five Year Financial Highlights in the Annual Report, which is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General Anadarko Petroleum Corporation’s primary line of business is the exploration, development, production and marketing of natural gas, crude oil, condensate and NGLs. The Company’s major areas of operations are located in the United States, Canada and Algeria. The Company is also active in Venezuela, Qatar and several other countries. The Company’s focus is on adding high-margin oil and natural gas reserves at competitive costs and continuing to develop more efficient and effective ways of exploring for and producing oil and gas. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil and NGLs, production volumes, the Company’s ability to find additional oil and gas reserves, as well as the cost of finding reserves and changes in the levels of costs and expenses required for continuing operations.

Refocused Strategy Anadarko announced a refocused strategy in June 2004. Strategy execution included an asset realignment that resulted in the Company completing over $3 billion in pretax asset sales during 2004 through a series of unrelated transactions. Combined, these divestitures represented about 11% of Anadarko’s year-end 2003 proved reserves and about 20% of 2004 oil and gas production. The Company used proceeds from asset sales to reduce debt, repurchase Anadarko common stock under a $2 billion program authorized by the Company’s Board of Directors and otherwise to have funds available for reinvestment in other strategic options.

      The strategy refocuses the Company’s efforts and capital on the areas where it has consistently produced its best results; institutionalizes a process to manage the Company’s assets differently; lowers the reinvestment required to maintain existing production levels; and strengthens Anadarko’s financial discipline and strategic flexibility. The Company’s properties are separated into two broad categories and managed to serve different roles within the overall portfolio. “Foundation” assets are those with efficient reinvestment features to hold production flat or to grow production modestly, and that generally have low underlying decline rates over a long period of time. Today, these assets are primarily onshore North America and are expected to generate significant free cash that can be reinvested into growth areas. “Growth platforms” are expected to become increasingly global in nature and currently include the Gulf of Mexico deepwater, Algeria and Qatar. Growth platform assets are expected to deliver differentiated growth rates by targeting high-potential, exploration-focused investments or new ventures that may include acquisitions as entry vehicles.
      Properties sold under the refocused strategy during 2004 included about 290 MMBOE of proved reserves on the date of sale. Most of the properties divested were located in the shallow waters of the Gulf of Mexico, the Western Canadian Sedimentary basin and the mid-continent region of the United States.
      Under full cost accounting rules, gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The dispositions did not significantly alter the relationship between capitalized costs and proved reserves; therefore, the proceeds from these transactions were recognized as an adjustment of capitalized costs in the respective country cost centers.

Results for the Year Ended December 31, 2004

Selected Data

	2004	2003	2002
millions except per share amounts
Financial Results
Revenues	$6,067	$5,122	$3,845
Costs and expenses	3,186	2,914	2,435
Interest expense and other (income) expense	404	234	203
Income tax expense	871	729	376
Net income available to common stockholders	$1,601	$1,287	$825
Earnings per share — diluted	$6.36	$5.09	$3.21
Operating Results
Total proved reserves (MMBOE)	2,367	2,513	2,328
Worldwide proved reserve additions (MMBOE)	335	391	258
Proved reserve sales in place (MMBOE)	290	14	39
Annual sales volumes (MMBOE)	190	192	197
Capital Resources and Liquidity
Cash flow from operating activities	$3,207	$3,043	$2,196
Capital expenditures	3,090	2,792	2,388
Total debt	3,840	5,058	5,471
Stockholders’ equity	$9,285	$8,599	$6,972
Debt to total capitalization ratio	29%	37%	44%

Financial Results

Net Income Anadarko’s net income available to common stockholders for 2004 totaled $1.6 billion, or $6.36 per share (diluted), compared to net income available to common stockholders for 2003 of $1.3 billion, or $5.09 per share (diluted). Anadarko had net income available to common stockholders in 2002 of $825 million or $3.21 per share (diluted). The increases in net income in 2004 and 2003 were primarily due to higher commodity prices, partially offset by higher expenses.

      In 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” and the related cumulative adjustment in the first quarter of 2003 was an increase of $47 million after income taxes, or $0.18 per share (diluted).

Revenues

	2004	2003	2002
millions
Gas sales	$3,279	$2,851	$1,828
Oil and condensate sales	2,219	1,787	1,682
Natural gas liquids sales	460	365	222
Other sales	109	119	113

Total	$6,067	$5,122	$3,845

      Anadarko’s total revenues for 2004 increased 18% compared to 2003 and total revenues for 2003 increased 33% compared to 2002. The increase in revenues for both periods is primarily due to significantly higher commodity prices, partially offset by slightly lower sales volumes.

      The impact of hedges and marketing activities resulted in lower realized prices of $0.27 per Mcf of gas and $4.27 per barrel of oil for 2004 compared to market prices, which decreased revenues $461 million. For 2003, the impact of hedges and marketing activities resulted in lower realized prices of $0.27 per Mcf of gas and $1.42 per barrel of oil compared to market prices, which decreased revenues $267 million. For 2002, the impact of hedges and marketing activities resulted in higher realized prices of $0.14 per Mcf of gas and lower realized prices of $0.32 per barrel of oil compared to market prices, which increased revenues $62 million.

Analysis of Sales Volumes

	2004	2003	2002

Barrels of Oil Equivalent (MMBOE)
United States	131	135	130
Canada	29	30	35
Algeria	22	19	24
Other International	8	8	8

Total	190	192	197

Barrels of Oil Equivalent per Day (MBOE/d)
United States	358	368	355
Canada	79	83	97
Algeria	61	52	65
Other International	22	22	22

Total	520	525	539

      During 2004, Anadarko’s daily sales volumes decreased slightly compared to 2003. The decrease was primarily due to slightly lower sales volumes in the United States and Canada due to the impact of divestitures in late 2004 and natural production declines in areas that were targeted for divestiture, partially offset by higher volumes associated with production startup in mid-2004 at the Marco Polo deepwater platform and successful drilling in Texas and Louisiana. Daily sales volumes in Algeria were up 17% due to the expansion of production facilities and the timing of cargo liftings.

      The Company’s daily sales volumes in 2003 were down 3% compared to 2002. The decrease for 2003 was due to lower volumes from operations in Canada, primarily related to the divestiture of heavy oil properties in late 2002 and from operations in Algeria primarily due to the substantial completion of cost recovery, whereby Anadarko was reimbursed for previous exploration spending with additional barrels of oil production. These decreases were partially offset by higher volumes from operations in the United States, primarily due to higher oil production in the western states as a result of the acquisition of Howell in late 2002.
      Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage volumes and mitigate the effect of price volatility, which is likely to continue in the future. See Energy Price Risk under Item 7a of this Form 10-K.

Natural Gas Sales Volumes and Average Prices

	2004	2003	2002

United States (Bcf)	499	503	507
MMcf/d	1,363	1,379	1,390
Price per Mcf	$5.14	$4.36	$2.83
Canada (Bcf)	138	140	135
MMcf/d	378	383	370
Price per Mcf	$5.17	$4.71	$2.91
Total (Bcf)	637	643	642
MMcf/d	1,741	1,762	1,760
Price per Mcf	$5.15	$4.43	$2.85

      Anadarko’s daily natural gas sales volumes in 2004 were down slightly compared to 2003 primarily due to slightly lower sales volumes in the United States due to the impact of divestitures in late 2004 and natural production declines in areas that were targeted for divestiture, partially offset by higher volumes associated with successful drilling in Texas and Louisiana. The Company’s daily natural gas sales volumes for 2003 were essentially flat compared to 2002. An increase in natural gas sales volumes in Texas, Louisiana and Canada due to successful exploration and development activities was offset by a decrease in the Gulf of Mexico, as a result of temporary operational issues and natural production declines. Production of natural gas is generally not directly affected by seasonal swings in demand.
      The Company’s average realized natural gas price in 2004 increased 16% compared to 2003. Continued strong demand in North America contributed to higher natural gas prices. These higher prices include commodity price hedges on 36% of natural gas sales volumes during 2004 that reduced the Company’s exposure to low prices and limited participation in higher prices. The Company’s average realized natural gas price in 2003 increased 55% compared to 2002. The increase in prices in 2003 was attributed to strong demand in North America due to colder weather and declining gas supply. The higher prices in 2003 included commodity price hedges on 49% of natural gas sales volumes. As of December 31, 2004, the Company has hedged about 21% of its anticipated natural gas wellhead sales volumes for 2005. See Energy Price Risk under Item 7a of this Form 10-K.

Crude Oil and Condensate Sales Volumes and Average Prices

	2004	2003	2002

United States (MMBbls)	32	34	31
MBbls/d	88	93	85
Price per barrel	$31.87	$26.16	$22.90
Canada (MMBbls)	5	6	12
MBbls/d	14	17	33
Price per barrel	$37.37	$27.33	$19.09
Algeria (MMBbls)	22	19	24
MBbls/d	61	52	65
Price per barrel	$34.78	$28.43	$24.38
Other International (MMBbls)	8	8	8
MBbls/d	22	22	22
Price per barrel	$27.91	$23.15	$19.92
Total (MMBbls)	67	67	75
MBbls/d	185	184	205
Price per barrel	$32.76	$26.55	$22.44

      Anadarko’s daily crude oil and condensate sales volumes for 2004 were essentially flat with 2003. Higher sales volumes in Algeria and production startup in mid-2004 at the Marco Polo deepwater platform were mostly offset by lower sales volumes in the United States and Canada, due to the impact of divestitures in late 2004 and natural production declines in areas that were targeted for divestitures. Anadarko’s daily crude oil and condensate sales volumes for 2003 decreased 10% compared to 2002 due to lower volumes in Canada and in Algeria, partially offset by higher volumes in the United States. The lower Canada volumes were due largely to the sale of the Company’s heavy oil assets in late 2002. The lower Algeria volumes were primarily due to the substantial completion of cost recovery. The higher volumes in the United States were primarily in the western states as a result of the Howell acquisition in late 2002. Production of oil usually is not affected by seasonal swings in demand or in market prices.

      Anadarko’s average realized crude oil price in 2004 increased 23% compared to 2003. The higher crude oil prices in 2004 were attributed to continuing political unrest in the Middle East and increased worldwide demand. These higher prices include commodity price hedges on 36% of crude oil and condensate sales volumes during 2004 that reduced the Company’s exposure to low prices and limited participation in higher prices. The Company’s average realized crude oil price in 2003 increased 18% compared to 2002. The higher crude oil prices during 2003 were primarily attributed to political unrest in the Middle East, the oil workers’ strike in Venezuela, low oil inventory levels and increased demand. The higher prices in 2003 included commodity price hedges on 38% of crude oil and condensate sales volumes. As of December 31, 2004, the Company had hedged about 26% of its anticipated oil and condensate volumes for 2005.

Natural Gas Liquids Sales Volumes and Average Prices

	2004	2003	2002

Total (MMBbls)	17	17	15
MBbls/d	45	47	41
Price per barrel	$27.76	$21.18	$14.80

      Anadarko’s daily NGLs sales volumes in 2004 were down slightly compared to 2003, primarily due to a decrease in volumes of natural gas processed. The Company’s 2003 daily NGLs sales volumes increased 15% compared to 2002 primarily due to additional natural gas volumes processed in central Texas.

      During 2004, average NGLs prices increased 31% compared to 2003. The 2003 average NGLs prices increased 43% compared to 2002. NGLs production is dependent on natural gas prices and the economics of processing the natural gas to extract NGLs.

Costs and Expenses

	2004	2003	2002
millions
Direct operating	$682	$630	$577
Transportation and cost of product	250	198	170
General and administrative	423	392	314
Depreciation, depletion and amortization	1,447	1,297	1,121
Other taxes	312	294	214
Impairments related to oil and gas properties	72	103	39

Total	$3,186	$2,914	$2,435

      During 2004, Anadarko’s costs and expenses increased 9% compared to 2003 due to the following factors:

—	Direct operating expense, which was up 8% in 2004, includes $12 million in severance and other costs related to 2004 divestitures and reorganization efforts. Excluding these costs, direct operating expenses increased 6% primarily due to higher enhanced oil recovery activity in the western states, production beginning in mid-2004 at the Marco Polo platform, the acquisition of producing properties in mid-2003 and a general increase in service and gathering costs, partially offset by a decrease associated with property divestitures in late 2004.
—	Transportation and cost of product expense increased 26%. The increase includes a $60 million increase in transportation expense due to higher transportation rates and marketing volumes. This increase was partially offset by a lower cost of product as a result of a decrease in gas volumes processed into NGLs.
—	General and administrative (G&A) expense increased 8%. In 2004, G&A expense includes $19 million in severance and other costs related to 2004 divestitures and reorganization efforts. In 2003, G&A expense includes $40 million in restructuring costs related to a cost reduction plan implemented in July and $32 million in benefits and salaries expenses related to executive transitions. Excluding these costs, G&A expense increased 26% in 2004 primarily due to legal settlements of $37 million and an increase of $30 million in employee bonus plan expense primarily due to the Company exceeding internal performance goals.
—	Depreciation, depletion and amortization (DD&A) expense increased 12%. DD&A expense increases include about $145 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool) and $11 million due to higher depreciation of general properties and asset retirement obligation accretion expense, partially offset by a decrease of $6 million related to slightly lower production volumes.
—	Other taxes increased 6% primarily due to higher commodity prices in 2004.
—	Impairments of oil and gas properties in 2004 were due to a $62 million ceiling test impairment for Qatar as a result of lower future production estimates and unsuccessful exploration activities and $10 million related to other international activities.

      During 2003, Anadarko’s costs and expenses increased 20% compared to 2002 due to the following factors:

—	Direct operating expense increased 9% primarily due to the acquisition of producing properties in the western states in late 2002 and the Gulf of Mexico in 2003, an increase in electricity, fuel and other lease expenses attributed to the effect of increased commodity prices and the impact of an increase in the Canadian exchange rate. These increases were partially offset by the effect of the sale of heavy oil properties in Canada in late 2002.
—	Transportation and cost of product expense increased 16% primarily due to an increase in volumes of NGLs processed and higher transportation rates.
—	G&A expense increased 25%. G&A expense in 2003 included restructuring costs of $40 million and $32 million in benefits and salaries expenses related to executive transitions during 2003. Excluding restructuring costs and executive transition expenses, G&A expense increased $17 million for the first six months of 2003 and decreased $11 million in the last half of 2003 as a result of the cost reduction plan implemented in July 2003.
—	DD&A expense increased 16%. DD&A increases include about $180 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool), $20 million due to asset retirement obligation accretion expense and $8 million related to higher depreciation of general properties. These increases were partially offset by a $32 million decrease due to lower production volumes.
—	Other taxes increased 37% primarily due to significantly higher commodity prices.
—	Impairments of oil and gas properties in 2003 were due to a $68 million ceiling test impairment for Qatar as a result of lower future production estimates and unsuccessful exploration activities and $35 million related to other international activities.

Interest Expense and Other (Income) Expense

	2004	2003	2002
millions
Interest Expense
Gross interest expense	$334	$366	$353
Premium and related expenses for early retirement of debt	104	8	5
Capitalized interest	(86)	(121)	(155)

Net interest expense	352	253	203

Other (Income) Expense
Operating lease settlement	63	—	—
Foreign currency exchange	2	(19)	1
Firm transportation keep-whole contract valuation	(1)	(9)	(35)
Ineffectiveness of derivative financial instruments	(12)	9	18
Other	—	—	16

Total Other (Income) Expense	52	(19)	—

Total	$404	$234	$203

Interest Expense Anadarko’s interest expense for 2004 included $104 million of premiums and related expenses for the 2004 early retirement of debt. See Debt. Gross interest expense decreased 9% during 2004 compared to 2003 due to lower average outstanding debt. Gross interest expense in 2003 increased 4% compared to 2002 primarily due to slightly higher interest rates. See Capital Resources and Liquidity.

      In 2004, capitalized interest decreased by 29% compared to 2003. In 2003, capitalized interest decreased by 22% compared to 2002. The 2004 and 2003 decreases were primarily due to lower capitalized costs that qualify for interest capitalization. For additional information about the Company’s policies regarding costs excluded and capitalized interest see Critical Accounting Policies and Estimates — Costs Excluded and Capitalized Interest.

Other (Income) Expense For 2004, the Company had other expense of $52 million compared to other income of $19 million for 2003. The unfavorable change of $71 million was primarily due to a $63 million loss in 2004 related to an operating lease settlement for the Corpus Christi West Plant Refinery, a $21 million unfavorable change primarily due to a decrease in Canadian foreign currency exchange gains and an $8 million unfavorable change related to the effect of lower market values for firm transportation subject to the keep-whole agreement, partially offset by a $21 million favorable change for ineffectiveness of derivative financial instruments.
      For 2003, other income was $19 million higher than 2002. The increase was due to a $20 million favorable change in foreign currency exchange gains primarily associated with the strengthening of the Canadian dollar, a $16 million decrease in other expenses primarily related to environmental remediation and litigation expense and a $9 million favorable change for ineffectiveness of derivative financial instruments, partially offset by a $26 million unfavorable change related to the effect of lower market values for firm transportation subject to the keep-whole agreement. For additional information, see Note 23 — Contingencies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and Energy Price Risk and Foreign Currency Risk under Item 7a of this Form 10-K.

Income Tax Expense

	2004	2003	2002
millions except percentages
Income tax expense	$871	$729	$376
Effective tax rate	35%	37%	31%

      For 2004, income taxes increased 19% compared to 2003. The increase was primarily due to higher income before income taxes, partially offset by the effect of the reduction in the Alberta provincial tax rate during 2004 and other items. For 2003, income taxes increased 94% compared to 2002. The increase was primarily due to the increase in earnings before income taxes, partially offset by a decrease in Canadian taxes due to a Canadian federal income tax rate reduction from 28% to 21% over a five-year period beginning in 2003.

      The variances from the 35% statutory rate and the variances between years are caused by income taxes related to foreign activities, state income taxes, credits and other items.
      Current tax expense related to the estimated taxable gains from the 2004 divestitures was recorded during 2004 with a corresponding reduction to deferred tax expense. As a result, total income tax expense and the effective tax rate for 2004 were not impacted by the divestitures.

Operating Results

Proved Reserves Anadarko focuses on growth and profitability. Reserve replacement is the key to growth and future profitability depends on the cost of finding oil and gas reserves, among other factors. Reserve growth can be achieved through successful exploration and development drilling, improved recovery or acquisition of producing properties.

	2004	2003	2002
MMBOE
Proved Reserves
Beginning of year	2,513	2,328	2,305
Reserve additions and revisions	335	391	258
Sales in place	(290)	(14)	(39)
Production	(191)	(192)	(196)

End of year	2,367	2,513	2,328

Proved Developed Reserves
Beginning of year	1,727	1,568	1,505

End of year	1,517	1,727	1,568

      The Company’s proved natural gas reserves at year-end 2004 were 7.5 Tcf compared to 7.7 Tcf at year-end 2003 and 7.2 Tcf at year-end 2002. Anadarko’s proved crude oil, condensate and NGLs reserves at year-end 2004 were 1.1 billion barrels compared to 1.2 billion barrels at year-end 2003 and 1.1 billion barrels at year-end 2002. Crude oil, condensate and NGLs comprised about half of the Company’s proved reserves at year-end 2004, 2003 and 2002.

      The Company’s estimates of proved reserves are made using all available geological and reservoir data as well as production performance data. These estimates, made by the Company’s engineers, are reviewed annually and revised, either upward or downward, as warranted by additional data. The available data reviewed include, among other things, seismic data, structure and isopach maps, well logs, production tests, material balance calculations, reservoir simulation models, reservoir pressures, individual well and field performance data, individual well and field projections, offset performance data, operating expenses, capital costs and product prices. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits sooner.

Reserve Additions and Revisions During 2004, the Company added 335 MMBOE of proved reserves as a result of additions (extensions, discoveries, improved recovery and purchases in place) which were partially offset by downward revisions.

Additions During 2004, Anadarko added 389 MMBOE of proved reserves as a result of successful drilling in its core onshore North American properties and the deepwater Gulf of Mexico, successful improved recovery operations in Wyoming and minor producing property acquisitions. During 2003, Anadarko added 396 MMBOE of proved reserves through successful drilling in its core North American properties, successful improved recovery operations in Wyoming and producing property acquisitions. In 2002, the Company added 281 MMBOE through successful drilling in its core North American properties, successful improved recovery operations in Wyoming and producing property acquisitions.

      The Company expects the majority of future reserve additions to come from extensions of current fields and new discoveries onshore in North America and the deep waters of the Gulf of Mexico, as well as through improved recovery operations, purchases of proved properties in strategic areas and successful exploration in international growth areas. The success of these operations will directly impact reserve additions or revisions in the future. For additional information on risks associated with the Company’s business see Regulatory Matters and Additional Factors Affecting Business.

Revisions Total revisions in 2004 were (54) MMBOE or 2% of the beginning of year reserve base. Performance revisions of (51) MMBOE were related to the Company’s reserves at Marco Polo and several other properties, partially offset by positive revisions in other areas. Price revisions of (3) MMBOE were due to the loss of royalty relief barrels from the Gulf of Mexico and the recalculation of equity barrels under a service fee contract in Venezuela, mostly offset by positive price revisions in U.S. onshore and Algeria due to higher year-end prices. Total revisions for 2003 and 2002 were (5) MMBOE and (23) MMBOE, respectively.

      An analysis of Anadarko’s proved reserve revisions split between performance and price revisions and shown as a percentage of the previous year-end proved reserves is presented in the following graph. During the 10-year period 1995 — 2004, Anadarko’s annual reserve revisions, up or down, have been below 5% for either type of revision. The Company believes this is an indicator of the validity of the Company’s processes for estimating reserves. In the aggregate, over the past decade, the average reserve revision has been a negative 0.5% and the average performance-related reserve revision has been a negative 0.4%.

History of Reserve Revisions

	Performance Revision % of	Price Revision % of
	Previous Year-End Reserve Base	Previous Year-End Reserve Base
1995	0.5%	1.1%
1996	0.1%	1.5%
1997	3.5%	(4.0)%
1998	(2.0)%	(4.1)%
1999	(4.0)%	4.9%
2000	2.9%	1.1%
2001	(0.3)%	(2.3)%
2002	(1.7)%	0.7%
2003	(0.5)%	0.3%
2004	(2.1)%	(0.1)%

Sales in Place In 2004, Anadarko sold properties located in the United States and Canada representing 226 MMBOE and 64 MMBOE of proved reserves, respectively. In 2003 and 2002, Anadarko sold properties representing 14 MMBOE and 39 MMBOE of proved reserves, respectively.

Proved Undeveloped Reserves To improve investor confidence and provide transparency regarding the Company’s reserves, Anadarko reports the status of its proved undeveloped reserves (PUDs) annually. The Company annually reviews all PUDs, with a particular focus on those PUDs that have been booked for three or more years, to ensure that there is an appropriate plan for development. Generally, onshore United States PUDs are converted to proved developed reserves within two years. Certain projects, such as improved oil recovery, arctic development, deepwater development and many international programs, may take longer, sometimes beyond five years. Nearly 85% of the Company’s PUDs booked prior to 2000 are in Algeria and are being developed according to an Algerian government approved plan. The remaining PUDs booked prior to 2000 are primarily associated with ongoing programs in the onshore United States for improved recovery.

      The following data presents the Company’s PUDs vintage, geographic location and percentage of total proved reserves as of December 31, 2004:

Worldwide Proved Undeveloped Reserves

	PUDs	Cumulative
Years from Initial Booking	(MMBOE)	% of PUDs
0	310	36%

1	221	62%

2	64	70%

3	132	86%

4	47	91%

5+	76	100%

Worldwide Proved Undeveloped Reserves Analysis

			Percentage of
	PUDs	Percentage of	Total Proved
	(MMBOE)	Total PUDs	Reserves

Country
United States	551	65%	23%
Algeria	174	20%	7%
Other International	66	8%	3%
Canada	59	7%	3%

Total	850	100%	36%

      The following graph shows the change in PUDs for each year by comparing the vintage distribution of December 31, 2004 PUDs to the vintage distribution of December 31, 2003 and 2002 PUDs. It illustrates the Company’s effectiveness in converting PUDs to developed reserves over the periods shown.

Worldwide Proved Undeveloped Reserves
Comparison by Year Added

	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
	PUDs	PUDs	PUDs
Year Added	(MMBOE)	(MMBOE)	(MMBOE)	% Change
2004	310
2003	221	328		33% Reduction
2002	64	100	154	58% Reduction*
2001	132	184	340	61% Reduction*
2000	47	58	78	40% Reduction*
Prior Years	76	116	188	60% Reduction*

*	Reduction amount reflects 2002 to 2004

      In addition, over the last 10 years, Anadarko’s compound annual growth rate (CAGR) for proved reserves has been 17% and for production has been 17%. The Company’s history of production growth relative to proved reserve growth is shown below. This data demonstrates the Company’s ability to convert proved reserves to production in a timely manner.

Reserves Converted to Production

	Proved Reserves	Produced
	(MMBOE)	(MBOE/d)
1994	476	112
1995	526	109
1996	601	104
1997	708	120
1998	935	129
1999	991	135
2000	2,061	306
2001	2,305	546
2002	2,328	539
2003	2,513	525
2004	2,367	522
CAGR	17%	17%

Future Net Cash Flows At December 31, 2004, the present value (discounted at 10%) of future net revenues from Anadarko’s proved reserves was $28.4 billion, before income taxes, and $18.6 billion, after income taxes (stated in accordance with the regulations of the SEC and the Financial Accounting Standards Board (FASB)). This present value was calculated based on prices at year-end held flat for the life of the reserves, adjusted for any contractual provisions. The after income taxes decrease of $134 million or 1% in 2004 compared to 2003 is primarily due to divestitures of properties, offset in part by additions of proved reserves related to successful drilling and development and higher natural gas and oil prices at year-end 2004. See Supplemental Information under Item 8 of this Form 10-K.

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

Marketing Strategies

Overview The Company’s marketing department actively manages sales of its natural gas, crude oil and NGLs. The Company markets its production to customers at competitive prices, maximizing realized prices while managing credit exposure. The market knowledge gained through the marketing effort is valuable to the corporate decision making process. The Company’s sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale. Therefore, even though the Company sells significant volumes to major purchasers, the Company believes other purchasers would be willing to buy the Company’s natural gas, crude oil, condensate and NGLs at comparable market prices.

      The Company also purchases natural gas, crude oil and NGLs volumes for resale primarily from partners and producers near Anadarko’s production. These purchases allow the Company to aggregate larger volumes and attract larger, creditworthy customers, which in turn enhance the value of the Company’s production.
      The Company may also engage in trading activities for the purpose of generating profits from exposure to changes in market prices of gas, oil, condensate and NGLs. However, the Company does not engage in market-making practices nor does it trade in any non-energy-related commodities. The Company’s trading risk position, typically, is a net short position that is offset by the Company’s natural long position as a producer. Essentially all of the Company’s trading transactions have a term of less than one year and most are less than three months. See Energy Price Risk under Item 7a of this Form 10-K.
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

Natural Gas Natural gas continues to supply a significant portion of North America’s energy needs and the Company believes the importance of natural gas in meeting this energy need will continue. The tightening of the natural gas supply and demand fundamentals has resulted in extremely volatile natural gas prices, which is expected to continue. Anadarko markets its equity natural gas production to maximize the commodity value and reduce the inherent risks of the physical commodity markets. Anadarko Energy Services Company, a wholly owned subsidiary of Anadarko, is a marketing company offering supply assurance, competitive pricing, risk management services and other services tailored to its customers’ needs. The Company sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. The Company has the marketing capability to move large volumes of gas into and out of the “daily” gas market to take advantage of any price volatility. Included in this strategy is the use of leased natural gas storage facilities and various derivative instruments.

      In 2004, 2003 and 2002, approximately 12%, 35% and 39%, respectively, of the Company’s gas production was sold under long-term contracts to Duke Energy Corporation (Duke). These sales represent 6%, 22% and 18% of total revenues in 2004, 2003 and 2002, respectively. The contracts that represented most of these volumes expired during 2004. The Company integrated the marketing of the natural gas previously sold to Duke into its current marketing operations and now sells it to various purchasers at market prices. Volumes sold to Duke under the long-term contracts were at market prices.
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

Gas Gathering Systems and Processing Anadarko’s investment in gas gathering operations allows the Company to better manage its gas production, improve ultimate recovery of reserves, enhance the value of gas production and expand marketing opportunities. The Company has invested about $204 million to build or acquire gas gathering systems over the last five years. The vast majority of the gas flowing through these systems is from Anadarko operated wells.

      The Company processes gas at various third-party plants under agreements generally structured to provide for the extraction of NGLs in efficient plants with flexible commitments. Anadarko also processes gas and has interests in two Company-operated plants. Anadarko’s strategy to aggregate gas through Company-owned and third-party gathering systems allows Anadarko to secure processing arrangements in each of the regions where the Company has significant production.

Capital Resources and Liquidity

Overview Anadarko’s primary sources of cash during 2004 included cash flow from operating activities and proceeds from the sale of non-core assets. The Company used these sources primarily to fund its capital spending program, reduce debt, repurchase Anadarko common stock, increase cash and pay dividends to the stockholders. The Company funded its capital investment programs in 2003 primarily through cash flow and in 2002 primarily through cash flow plus increases in long-term debt and proceeds from property sales.

Cash Flow from Operating Activities Anadarko’s cash flow from operating activities in 2004 was $3.2 billion compared to $3.0 billion in 2003 and $2.2 billion in 2002. The increase in 2004 cash flow is primarily attributed to higher commodity prices, partially offset by higher costs and expenses. Also, although the property divestitures resulted in no gain or loss recognition for financial reporting purposes, 2004 cash flow was reduced by about $440 million of current income taxes associated with the divestiture program. This increase in current tax expense was offset by a reduction in deferred tax expense. The increase in 2003 cash flow compared to 2002 is attributed to the significant increase in commodity prices. Fluctuations in commodity prices have been the primary reason for the Company’s short-term changes in cash flow from operating activities. Anadarko holds derivative instruments to help manage commodity price risk. Sales volume changes can also impact cash flow in the short-term, but have not been as volatile as commodity prices in the past. Sales volume decreases associated with divestitures made during 2004 are expected to result in lower cash flow from operating activities. Anadarko’s long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations.

Divestitures The Company completed over $3 billion in various pretax asset sales during 2004. Income taxes paid in conjunction with these transactions were about $440 million. For additional information see Refocused Strategy.

Sale of Future Hard Minerals Royalty Revenues In 2004, the Company entered into an agreement whereby it sold a portion of its future royalties associated with existing coal and trona leases to a third party for $158 million, net of transaction costs. For additional information see Note 10 — Sale of Future Hard Minerals Royalty Revenues of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Capital Expenditures The following table shows the Company’s capital expenditures by category.

	2004	2003	2002
millions
Development	$2,348	$1,846	$1,200
Exploration	513	713	861
Property acquisition
Development	3	203	277
Exploration	155	124	377

Total oil and gas costs incurred*	3,019	2,886	2,715
Less: Asset retirement costs	(52)	(187)	—
Plus: Asset retirement expenditures	26	20	—
Less: Corporate acquisitions	—	—	(405)

Total oil and gas capital expenditures*	2,993	2,719	2,310
Gathering and other	97	73	78

Total capital expenditures	$3,090	$2,792	$2,388

*	Oil and gas costs incurred represent capitalized costs related to finding and developing oil and gas reserves. Capital expenditures represent actual cash outlays excluding corporate acquisitions.

      In 2004, Anadarko’s capital spending increased 11% compared to 2003 primarily due to increases in service and material costs. The variances in the mix of oil and gas spending reflect the Company’s available opportunities based on the near-term ranking of projects by net asset value potential. In 2003, Anadarko’s capital spending increased 17% compared to 2002. The increase in development spending and the decrease in exploration spending reflect the Company’s decision to direct capital to the areas that have shown the best performance and rate of return, primarily the Lower 48 states, during periods of higher prices.

      The acquisitions in 2004 primarily relate to exploratory non-producing leases. The acquisitions in 2003 and 2002 primarily relate to the acquisition of producing properties and exploratory non-producing leases.
      Anadarko participated in a total of 1,069 gross wells in both 2004 and 2003 compared to 949 gross wells in 2002. The increase in activity during 2003 reflected the Company’s increase in spending for development drilling in response to higher commodity prices in 2003.

      The following table provides additional detail of the Company’s drilling activity in 2004 and 2003.

	Gas	Oil	Dry	Total

2004 Exploratory
Gross	66	11	27	104
Net	45.3	6.5	16.9	68.7
2004 Development
Gross	710	239	16	965
Net	494.8	159.5	8.3	662.6
2003 Exploratory
Gross	87	22	38	147
Net	71.0	18.3	27.3	116.6
2003 Development
Gross	620	277	25	922
Net	454.3	189.0	21.2	664.5

Gross: total wells in which there was participation.

Net: working interest ownership.

      The Company’s 2004 exploration and development drilling program is discussed in Oil and Gas Properties and Activities under Item 1 of this Form 10-K.

Debt At year-end 2004, Anadarko’s total debt was $3.8 billion compared to total debt of $5.1 billion at year-end 2003 and $5.5 billion at year-end 2002. During 2004, Anadarko repurchased $1.2 billion aggregate principal amount of its outstanding debt. The Company used net proceeds from asset divestitures to fund the debt reductions. The decrease in debt in 2003 was funded primarily with excess cash flow and proceeds from asset divestitures. For additional information on the Company’s debt instruments, such as transactions during the period, years of maturity and interest rates, see Note 8 — Debt and Interest Expense of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Common Stock Repurchase Program In 2004, the Company announced a stock buyback program to purchase up to $2 billion in shares of common stock. Shares may be repurchased either in the open market or through privately negotiated transactions. During 2004, Anadarko purchased 20.3 million shares of common stock for $1.3 billion under the program. The Company expects to repurchase between $100 million and $200 million of common stock in the first quarter of 2005 and intends to purchase additional shares as excess cash flow is realized and as debt less cash (net debt) per barrel of oil equivalent targets are achieved and maintained.

Dividends In January 2005, the Board of Directors of Anadarko declared a quarterly dividend on the Company’s common stock of 18 cents per share. This represents a 29% increase over the dividend paid in each of the previous five quarters. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

      In 2004, Anadarko paid $139 million in dividends to its common stockholders (14 cents per share per quarter). In 2003, Anadarko paid $109 million in dividends to its common stockholders (10 cents per share in the first, second and third quarters and 14 cents per share in the fourth quarter). The dividend amount paid to its common stockholders in 2002 was $80 million (7.5 cents per share in the first, second and third quarters and 10 cents per share in the fourth quarter). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986.
      The Company’s credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. As of December 31, 2004, Anadarko’s capitalization ratio was 29% debt. Under the maximum debt capitalization ratio, retained earnings were not restricted as to the payment of dividends at December 31, 2004.
      In 2004, 2003 and 2002, the Company also paid $5 million, $5 million and $6 million, respectively, in preferred stock dividends. In 2005, preferred stock dividends are expected to be $5 million.

Outlook The Company’s goals include continuing to find high-margin oil and gas reserves at competitive prices, managing commodity price risk and keeping operating costs at efficient levels. The Company’s 2005 capital expenditure budget has been set between $2.7 billion and $3.0 billion, essentially flat with 2004. The Company has allocated about 65% of the budget to development activities, 25% to exploration activities and the remaining 10% for capitalized interest, overhead and other items.

      Development spending in 2005 will focus on unconventional tight gas plays in the Vernon field in north Louisiana and Wild River in Alberta, Canada, and on delineating new plays in Texas and Louisiana. In the Gulf of Mexico, Anadarko will focus on delineation drilling and facilities installation in the deepwater. In Alaska, the Company is expanding the Alpine facility to increase capacity. The Company’s efforts will also focus on development of Block 208 discoveries in Algeria.
      Exploration spending in 2005 will focus on a number of key areas in the deepwater Gulf of Mexico. In addition, the Company will explore for deep gas objectives onshore in the U.S. and in Canada. International exploration will focus on drilling programs in Algeria, Qatar, Tunisia and Indonesia, as well as activities within other targeted new venture areas.
      The Company expects steady funding of the capital program regardless of oil and gas price volatility. Anadarko’s refocused strategy is designed to enable a capital program that is self-funding at mid-cycle oil and gas prices. When prices exceed mid-cycle levels, as is currently the case, the excess cash would be systematically used to build additional balance sheet strength through debt reductions, returned to shareholders through stock repurchases, and otherwise be made available for reinvestment in other strategic options. Alternatively, when prices are below the Company’s mid-cycle targets, Anadarko could draw upon its strengthened debt capacity to fund a steady level of activity. The Company’s 2005 capital spending noted above was determined at an investment level that is less than cash flow using recent NYMEX prices. Therefore, cash flow in 2005 is expected to be higher than capital spending. The Company intends to use a portion of year-end 2004 cash balances and a portion of expected 2005 excess cash flow to repurchase common stock and pay down debt.
      If capital expenditures exceed operating cash flow, funds are supplemented as needed by short-term borrowings under commercial paper, money market loans or credit agreement borrowings. To facilitate such borrowings, the Company has in place a $750 million committed credit agreement, which is supplemented by various noncommitted credit lines that may be offered by certain banks from time to time at then-quoted rates. As of December 31, 2004, the Company had no outstanding borrowings under its credit facility. It is the Company’s policy to limit commercial paper borrowing to levels that are fully back-stopped by unused balances from its committed credit facilities. The Company may choose to refinance certain portions of these short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may file shelf registration statements in advance with the SEC.
      The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property sales and additional borrowings, to secure funds when needed. At this time, Anadarko has no plans to issue common stock other than through its Dividend Reinvestment and Stock Purchase Plan, the Executives and Directors Benefits Trust, the exercise of stock options, the issuance of restricted stock or the Company’s Employee Savings Plan and Employee Stock Ownership Plan equity funded contributions. See Regulatory Matters and Additional Factors Affecting Business for additional information.

Obligations and Commitments

      Following is a summary of the Company’s future payments on obligations as of December 31, 2004:

	Obligations by Period

		2-3	4-5	Later
	1 Year	Years	Years	Years	Total
millions
Total debt*	$170	$265	$457	$3,074	$3,966
Operating leases	67	133	109	81	390
Transportation and storage	73	97	77	176	423
Oil and gas activities	—	69	12	—	81

*	Holders of the Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) due 2021 may put the remaining $30 million principal amount of the ZYP-CODES to the Company in 2006. This debt instrument has been reflected in the 2-3 years column in the table above.

Operating Leases During 2004, Anadarko and a group of energy companies (Atwater Valley Producers Group) executed agreements with a third party to design, construct, install and own Independence Hub, a semi-submersible platform in the deepwater Gulf of Mexico. The platform structure, expected to be mechanically complete in late 2006, will be operated by Anadarko. First production from Anadarko’s discoveries to be processed on the facility is expected in the latter half of 2007. The agreements require a monthly demand charge of about $2 million for five years beginning at the time of mechanical completion, a processing fee based upon production throughput and a transportation fee based upon pipeline throughput. Since the Company’s obligation related to the agreements begins at the time of mechanical completion, the table above does not include any amounts related to these agreements. The agreements do not contain any purchase options, purchase obligations or value guarantees.

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
      In 2002, the Company entered into an agreement under which a floating production platform for its Marco Polo discovery in the deepwater Gulf of Mexico was installed in 2004. The agreement requires a monthly demand charge of slightly over $2 million for five years and a processing fee based upon production throughput. Anadarko began making payments for the monthly demand charges during 2004. The table above includes the payment obligations related to the monthly demand charge for this agreement in operating leases. For additional information see Note 21 — Commitments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Transportation and Storage Anadarko has entered into various transportation and storage agreements in order to access markets and provide flexibility for the sale of its natural gas and crude oil in certain areas. The above table includes transportation and storage commitments of $423 million, comprised of $304 million in the United States and $119 million in Canada.

Oil and Gas Activities As is common in the oil and gas industry, Anadarko has various contractual commitments pertaining to exploration, development and production activities. The Company has work related commitments for, among other things, drilling wells, obtaining and processing seismic and fulfilling rig commitments. The above table includes drilling and work related commitments of $81 million comprised of $2 million in the United States, $2 million in Canada, $30 million in Algeria and $47 million in other international locations, that are not included in the 2005 budget.

Marketing and Trading Contracts The following tables provide additional information regarding the Company’s marketing and trading portfolio of physical delivery and financially settled derivative contracts and the firm transportation keep-whole agreement and related financial derivative instruments as of December 31, 2004. See Critical Accounting Policies and Estimates for an explanation of how the fair value for derivatives is calculated.

		Firm
	Marketing	Transportation
	and Trading	Keep-whole	Total
millions
Fair value of contracts outstanding as of December 31, 2003 – assets (liabilities)	$6	$(76)	$(70)
Contracts realized or otherwise settled during 2004	13	21	34
Fair value of new contracts when entered into during 2004	1	—	1
Other changes in fair value	(4)	1	(3)

Fair value of contracts outstanding as of December 31, 2004 – assets (liabilities)	$16	$(54)	$(38)

	Fair Value of Contracts as of December 31, 2004

	Maturity			Maturity
	less than	Maturity	Maturity	in excess
Assets (Liabilities)	1 Year	1-3 Years	4-5 Years	of 5 Years	Total
millions
Marketing and Trading
Prices actively quoted	$11	$4	$1	$—	$16
Prices based on models and other valuation methods	—	—	—	—	—
Firm Transportation Keep-whole
Prices actively quoted	$(15)	$—	$—	$—	$(15)
Prices based on models and other valuation methods	—	(29)	(10)	—	(39)
Total
Prices actively quoted	$(4)	$4	$1	$—	$1
Prices based on models and other valuation methods	—	(29)	(10)	—	(39)

      Both exchange and over-the-counter traded derivative instruments are subject to margin deposit requirements. Margin deposits are required of the Company whenever its unrealized losses with a counterparty exceed predetermined credit limits. Given the Company’s hedge position and price volatility, the Company may be required from time to time to advance cash to its counterparties in order to satisfy these margin deposit requirements. During 2004, the Company’s margin deposit requirements have ranged from zero to $10 million. The Company had margin deposits of $9 million outstanding at December 31, 2004.

Other In 2004, the Company made contributions of $77 million to its funded pension plans, $39 million to its unfunded pension plans and $7 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. In 2005, the Company expects to contribute about $60 million to its funded pension plans, $4 million to its unfunded pension plans and $7 million to its unfunded other postretirement benefit plans. Future contributions to funded pension plans will be affected by actuarial assumptions, market performance and individual year funding decisions. The Company is unable to accurately predict what contribution levels will be required beyond 2005 for the pension plans; however, they are expected to be at levels lower than those made in 2004. The Company expects future payments for other postretirement benefit plans to continue at slightly increasing levels above those made in 2004.

      During 2004, proceeds from the sale of future royalty revenues were accounted for as deferred revenues and classified as liabilities on the balance sheet. These deferred revenues will be amortized to other sales on a unit-of-revenue basis over the 11-year term of the related agreement. The third party relies solely on the royalty payments to recover their investment and, as such, has the risk of the royalties not being sufficient to recover their investment over the term of the agreement.
      Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of December 31, 2004, the Company’s balance sheet included a $43 million liability for remediation and reclamation obligations, most of which were incurred by companies that Anadarko has acquired. The Company continually monitors the liability recorded and the remediation and reclamation process, and believes the amount recorded is appropriate. For additional information see Regulatory Matters and Additional Factors Affecting Business — Environmental and Safety.
      For additional information on contracts, obligations and arrangements the Company enters into from time to time, see Note 8 — Debt and Interest Expense, Note 9 — Financial Instruments, Note 10 — Sale of Future Hard Minerals Royalty Revenues, Note 11 — Asset Retirement Obligations, Note 22 — Pension Plans, Other Postretirement Benefits and Employee Savings Plans and Note 23 — Contingencies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates

Financial Statements and Use of Estimates In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to litigation, environmental liabilities, income taxes, fair value and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

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

Depreciation, Depletion and Amortization The depreciable base for oil and gas properties includes the sum of capitalized costs net of accumulated DD&A, estimated future development costs and asset retirement costs not accrued in oil and gas properties, less costs excluded from amortization and salvage. The depreciable base of oil and gas properties and mineral investments are amortized using the unit-of-production method. All other properties are stated at original cost and depreciated using the straight-line method over the useful life of the assets, which ranges from three to 40 years. Properties and equipment carrying values do not purport to represent replacement or market values.

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

      Significant properties, primarily comprised of costs associated with domestic offshore blocks, Alaska, the Land Grant and other international areas, are individually evaluated each quarter by the Company’s exploration and engineering staff. Nonproducing leases are evaluated based on the progress of the Company’s exploration program to date. Exploration costs are transferred to the DD&A pool upon completion of drilling individual wells. The Company has a 10 to 12 year exploration and evaluation program for the Land Grant acreage. Costs are transferred accordingly to the DD&A pool over the length of the program. The Land Grant’s mineral interests (both working and royalty interests) are owned by the Company in perpetuity. All other significant properties are evaluated over a five- to ten- year period, depending on the lease term.
      Insignificant properties are comprised primarily of costs associated with onshore properties in the United States and Canada. Nonproducing leases are transferred to the DD&A pool over a three- to five- year period based on the average lease term. Exploration costs are transferred to the DD&A pool upon completion of evaluation.

Capitalized Interest SFAS No. 34, “Capitalization of Interest Cost,” provides standards for the capitalization of interest cost as part of the historical cost of acquiring assets. Under FASB Interpretation No. 33 “Applying FASB Statement No. 34 to Oil and Gas Producing Operations Accounted for by the Full Cost Method,” costs of investments in unproved properties and major development projects, on which DD&A expense is not currently taken and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt by the amount of qualifying costs excluded. Capitalized interest cannot exceed gross interest expense. As costs excluded are transferred to the DD&A pool, the associated capitalized interest is also transferred to the DD&A pool.

Ceiling Test Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed on a country-by-country basis. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, including the effect of cash flow hedges and excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet. This ceiling is compared to the net book value of the oil and gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or noncash writedown is required. A ceiling test impairment can give Anadarko a significant loss for a particular period; however, future DD&A expense would be reduced. For cash flow hedge effect information, see Supplemental Information — Discounted Future Net Cash Flows under Item 8 of this Form 10-K.

Derivative Instruments The vast majority of the derivative instruments utilized by Anadarko are in conjunction with its marketing and trading activities or to manage the price risk attributed to the Company’s expected oil and gas production. Anadarko also periodically uses derivatives to manage its exposure associated with the firm transportation keep-whole agreement, foreign currency exchange rates and interest rates. All derivatives, other than those that meet the normal purchases and sales exception, are carried on the balance sheet at fair value.

      Anadarko prefers to apply hedge accounting for derivatives utilized to manage price risk associated with the Company’s oil and gas production, foreign currency exchange rate risk and interest rate risk. However, some of these derivatives do not qualify for hedge accounting. In these instances, unrealized gains and losses are recognized currently in earnings. For those derivatives that qualify for hedge accounting, Anadarko formally documents the relationship of each hedge to the hedged item including the risk management objective and strategy for undertaking the hedge. Each hedge is also assessed for effectiveness quarterly. Under hedge accounting, the derivatives may be designated as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedge relates to the exposure of fair value changes to a recognized asset or liability or an unrecognized firm commitment, the unrealized gains and losses on the derivative and the unrealized losses and gains on the hedged item are both recognized currently in earnings. If the hedge relates to exposure of variability in the cash flow of a forecasted transaction, the effective portion of the unrealized gains and losses on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period the hedged transaction is recorded. The ineffective portion of unrealized gains and losses attributable to cash flow hedges, if any, is recognized currently in other (income) expense. Hedge ineffectiveness is that portion of the hedge’s unrealized gains and losses that exceed the hedged item’s unrealized losses and gains. In those instances where it becomes probable that a hedged forecasted transaction will not occur, the unrealized gain or loss is reclassified from accumulated other comprehensive income to earnings in the current period. Accounting for unrealized gains and losses attributable to foreign currency hedges that qualify for hedge accounting is dependent on whether the hedge is a fair value or a cash flow hedge.
      Unrealized gains and losses attributable to derivative instruments used in the Company’s marketing and trading activities (including both physical delivery and financially settled purchase and sales contracts), the firm transportation keep-whole agreement and derivatives used to manage the exposure of the keep-whole agreement are recognized currently in earnings. The marketing and trading unrealized gains and losses that are attributable to the Company’s production are recorded to gas sales and oil and condensate sales. The marketing and trading unrealized gains and losses that are attributable to third-party production are recorded to other sales. The gains and losses attributable to the firm transportation keep-whole agreement and associated derivatives are recorded to other (income) expense.
      The Company’s derivative instruments are generally either exchange traded or valued by reference to a commodity that is traded in a liquid market. Valuation is determined by reference to readily available public data. Option valuations are based on the Black-Scholes option pricing model and verified against third-party quotations. The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price quotes beyond the next 12 months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on an internally developed model that utilizes historical natural gas basis prices.

Recent Accounting Developments

      Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production as provided for in the American Jobs Creation Act of 2004 (Jobs Act). FSP FAS 109-1 provides that the deduction should be treated as a special deduction under paragraph 231 of SFAS No. 109. This deduction takes effect beginning in 2005 and therefore, has no impact on the current year financial statements.

      FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” provides guidance on the application of SFAS No. 109 to the special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the Jobs Act. Due to the lack of clarification related to this provision of the Jobs Act, this FSP allows additional time beyond the financial reporting period of enactment to evaluate the impact of this provision as it relates to SFAS No. 109.
      The Emerging Issues Task Force (EITF) is considering issues related to whether buy/sell arrangements with the same counterparty for the same commodity should be accounted for at historical cost or fair value. EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” does not reach a consensus on these issues and further discussion is planned. In addition, the SEC has questioned the appropriateness of reporting the proceeds and costs of buy/sell arrangements on a gross basis in the income statement. Anadarko accounts for buy/sell arrangements related to its production on a net basis in the income statement. If gross basis reporting were required, both revenues and costs and expenses would increase.

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
      The Board of Directors and Management of the Company regularly review the risks facing Anadarko’s business, including the environmental and regulatory matters associated with the Company’s operations. The Company has formed a Climate Change Committee (Committee) composed of employees representing disciplines across the Company to address greenhouse gas (GHG) issues. The Committee, through Management, reports annually to the Board of Directors’ Nominating and Corporate Governance Committee as part of that committee’s annual review of governance matters so that the Board can play a direct role in assessing how the Company is evaluating and responding to climate change issues and GHG emissions. Additionally, the Company has adopted a GHG management plan, which addresses the management of emissions of CO2and methane on all of the Company’s worldwide operating locations, and provides for the ongoing collection of baseline GHG emissions data. The Company’s plan describes specific actions that the Company has taken and plans to take in order to meet the goals and objectives of these programs. More information concerning the Company’s climate change initiatives, including the Committee’s charter and an executive summary of the GHG management plan, can be found on the Company’s website, www.anadarko.com, under the “Responsibility”, “Environmental, Health & Safety” and “Global Climate Change” links.
      Anadarko participates in voluntary GHG programs as a member of certain trade organizations both in the United States and Canada. Through a Canadian subsidiary, Anadarko has since 1995 voluntarily submitted GHG data into the Voluntary Challenge and Registry, Inc. Program sponsored by the Canadian government. The Company is a partner in the U.S. Environmental Protection Agency’s Natural Gas STAR Program and is participating in the American Petroleum Institute Climate Challenge Program. Through these programs, the Company is formulating a plan for the assessment of emission sources which will include determination of the protocol for measurement to develop an accurate baseline in the United States.
      As part of its commitment to protecting the environment, Anadarko is working with the U.S. Department of Energy and the scientific community to study the long-term storage of CO2 in its enhanced oil recovery projects. CO2 is produced along with natural gas in certain fields and the CO2 has historically been vented to the atmosphere. However, through its CO2 sequestration projects in Wyoming and Canada, reinjecting this CO2 in the Company’s projects will reduce the amount of greenhouse gases introduced into the atmosphere. Anadarko expects to sequester about 29 million tons of CO2 over the lifetime of the Salt Creek and Monell projects in Wyoming.
      The Alpine field also serves as an excellent example of Anadarko’s commitment to minimizing the impact of exploration and production operations in environmentally sensitive and logistically challenging areas. The production facilities for the Alpine field are situated on about 100 acres, less than one-half of one percent of the subsurface reservoir area being developed. In addition, Alpine is a zero discharge facility; the waste generated is reused, recycled or disposed of properly. Anadarko is also committed to protecting the environment in its coalbed methane activities by reinjecting the majority of produced water and, where appropriate, proactively working with state and federal agencies to develop new water treatment and handling technologies for the beneficial use of produced coalbed water.
      Anadarko takes the issue of environmental stewardship very seriously and works diligently to comply with applicable environmental and safety rules and regulations. Wherever Anadarko operates, its policy is to adhere to each individual country’s applicable laws and regulations as well as Anadarko’s own environmental standards. Anadarko maintains this same level of compliance in countries that are signatories to the Kyoto Protocol. Neither Anadarko nor any of the Company’s peers yet know the regulatory obligations that may be imposed with regard to GHG emissions. At this time, attempts to assess impacts on stockholder value can only be speculative. The Company does not expect climate change to be a material strategic business issue for the next five to seven years; however, this assessment may change as Anadarko continues to review the issues surrounding GHG emissions and climate change. Compliance with applicable environmental laws and regulations has not had a material effect on the Company’s operations or financial condition in the past. However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on the Company’s operations or financial condition.
      For a description of certain environmental proceedings in which the Company is involved, see Legal Proceedings under Item 3 of this Form 10-K.

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

Legal Proceedings

General The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, personal injury claims, royalty claims, contract claims and environmental claims. While the ultimate outcome and impact on the Company cannot be predicted with certainty, Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

      For a description of certain legal proceedings in which the Company is involved, see Legal Proceedings under Item 3 of this Form 10-K.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      The Company’s primary market risks are fluctuations in energy prices, foreign currency exchange rates and interest rates. These fluctuations can affect revenues and the cost of operating, investing and financing activities. The Company’s risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. For information regarding the Company’s accounting policies related to derivatives and additional information related to the Company’s derivative instruments, see Note 1 — Summary of Significant Accounting Policies and Note 9 — Financial Instruments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Energy Price Risk The Company’s most significant market risk is the pricing for natural gas, crude oil, NGLs and the firm transportation keep-whole agreement. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a noncash writedown of the Company’s oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. See Critical Accounting Policies and Estimates — Ceiling Test under Item 7 of this Form 10-K. Below is a sensitivity analysis of the Company’s commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes The Company had equity production hedges of 114 Bcf of natural gas and 17 MMBbls of crude oil as of December 31, 2004 (excluding physical delivery fixed price contracts). As of December 31, 2004, the Company had a net unrealized loss of $70 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of approximately $66 million. However, this loss would be substantially offset by a gain in the value of that portion of the Company’s equity production that is hedged.

Derivative Instruments Held for Trading Purposes As of December 31, 2004, the Company had a net unrealized loss of $4 million (losses of $19 million and gains of $15 million) on derivative instruments entered into for trading purposes and a net unrealized gain of $20 million (gains of $33 million and losses of $13 million) on derivative physical delivery contracts entered into for trading purposes. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on the derivative instruments would be approximately $1 million.

Firm Transportation Keep-Whole Agreement A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its GPM business segment, which was sold in 1999 to Duke. As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract’s expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward 12 months. As of December 31, 2004, accounts payable included $15 million and other long-term liabilities included $39 million related to this agreement. As of December 31, 2003, accounts payable included $27 million and other long-term liabilities included $49 million related to this agreement. A 10% unfavorable change in the December 31, 2004 prices on the keep-whole agreement would result in an additional loss of $35 million. The future gain or loss from this agreement cannot be accurately predicted. For additional information related to the keep-whole agreement see Note 9 — Financial Instruments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
      For additional information regarding the Company’s marketing and trading portfolio and the firm transportation keep-whole agreement see Marketing Strategies under Item 7 of this Form 10-K.

Interest Rate Risk Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company’s floating rate debt. The Company believes the potential effect that reasonably possible near term changes in interest rates may have on interest expense or the fair value of the Company’s fixed rate debt instruments is not material. The Company did not have any derivative instruments related to interest rate risk in place as of December 31, 2004.

Foreign Currency Risk The Company’s Canadian oil and gas subsidiaries use the Canadian dollar as their functional currency. The Company’s other international subsidiaries use the U.S. dollar as their functional currency. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, the Company is exposed to foreign currency exchange rate risk.

      A Canadian subsidiary has notes and debentures denominated in U.S. dollars. The potential foreign currency remeasurement impact on earnings from a 10% increase in the December 31, 2004 Canadian exchange rate would be about $5 million based on the outstanding debt at December 31, 2004.
      For additional information related to foreign currency risk see Note 9 — Financial Instruments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

ANADARKO PETROLEUM CORPORATION

INDEX
CONSOLIDATED FINANCIAL STATEMENTS

ANADARKO PETROLEUM CORPORATION

REPORT OF MANAGEMENT

      Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its consolidated financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by KPMG LLP, an independent registered public accounting firm appointed by the Audit Committee of the Board of Directors. Management has made available to KPMG LLP all of the Company’s financial records and related data, as well as the minutes of stockholders’ and Directors’ meetings.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management is responsible for establishing and maintaining adequate internal control over financial reporting. Anadarko’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that as of December 31, 2004 the Company’s internal control over financial reporting is effective based on those criteria.
      KPMG LLP has issued an audit report on our assessment of the Company’s internal control over financial reporting as of December 31, 2004.

James T. Hackett
President and Chief Executive Officer

James R. Larson
Senior Vice President, Finance and
Chief Financial Officer

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Anadarko Petroleum Corporation:

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, that Anadarko Petroleum Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Anadarko Petroleum Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion.

Houston, Texas

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Anadarko Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations and stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anadarko Petroleum Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Houston, Texas

March 11, 2005

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31

	2004	2003	2002
millions except per share amounts

Revenues
Gas sales	$3,279	$2,851	$1,828
Oil and condensate sales	2,219	1,787	1,682
Natural gas liquids sales	460	365	222
Other sales	109	119	113

Total	6,067	5,122	3,845

Costs and Expenses
Direct operating	682	630	577
Transportation and cost of product	250	198	170
General and administrative	423	392	314
Depreciation, depletion and amortization	1,447	1,297	1,121
Other taxes	312	294	214
Impairments related to oil and gas properties	72	103	39

Total	3,186	2,914	2,435

Operating Income	2,881	2,208	1,410
Interest Expense and Other (Income) Expense
Interest expense	352	253	203
Other (income) expense	52	(19)	—

Total	404	234	203

Income Before Income Taxes	2,477	1,974	1,207
Income Tax Expense	871	729	376

Net Income Before Cumulative Effect of Change in Accounting Principle	$1,606	$1,245	$831

Preferred Stock Dividends	5	5	6

Net Income Available to Common Stockholders Before Cumulative Effect of Change in Accounting Principle	$1,601	$1,240	$825

Cumulative Effect of Change in Accounting Principle	—	47	—

Net Income Available to Common Stockholders	$1,601	$1,287	$825

Per Common Share
Net income — before change in accounting principle — basic	$6.41	$4.97	$3.32
Net income — before change in accounting principle — diluted	$6.36	$4.91	$3.21
Change in accounting principle — basic	$—	$0.19	$—
Change in accounting principle — diluted	$—	$0.18	$—
Net income — basic	$6.41	$5.16	$3.32
Net income — diluted	$6.36	$5.09	$3.21
Dividends	$0.56	$0.44	$0.325

Average Number of Common Shares Outstanding — Basic	250	250	248

Average Number of Common Shares Outstanding — Diluted	252	253	260

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003
millions

ASSETS
Current Assets
Cash and cash equivalents	$874	$62
Accounts receivable, net of allowance:
Customers	1,040	778
Others	310	326
Other current assets	278	158

Total	2,502	1,324

Properties and Equipment
Original cost (includes unproved properties of $1,642 and $2,524 as of December 31, 2004 and 2003, respectively)	25,175	26,367
Less accumulated depreciation, depletion and amortization	9,262	8,971

Net properties and equipment — based on the full cost method of accounting for oil and gas properties	15,913	17,396

Other Assets	468	437

Goodwill	1,309	1,389

Total Assets	$20,192	$20,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,460	$1,222
Accrued expenses	364	493
Current debt	169	—

Total	1,993	1,715

Long-term Debt	3,671	5,058

Other Long-term Liabilities
Deferred income taxes	4,414	4,252
Other	829	922

Total	5,243	5,174

Stockholders’ Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, 0.1 million shares issued as of December 31, 2004 and 2003)	89	89
Common stock, par value $0.10 per share
(450.0 million shares authorized, 263.2 million and 258.2 million shares issued as of December 31, 2004 and 2003, respectively)	26	26
Paid-in capital	5,783	5,500
Retained earnings	4,661	3,199
Treasury stock (23.5 million and 3.2 million shares as of December 31, 2004 and 2003, respectively)	(1,476)	(166)
Deferred compensation and ESOP (1.1 million and 1.6 million shares as of December 31, 2004 and 2003, respectively)	(49)	(69)
Executives and Directors Benefits Trust, at market value (2.0 million shares as of December 31, 2004 and 2003)	(130)	(102)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(23)	(120)
Foreign currency translation adjustments	482	300
Minimum pension liability	(78)	(58)

Total	381	122

Total	9,285	8,599

Commitments and Contingencies	—	—

Total Liabilities and Stockholders’ Equity	$20,192	$20,546

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31

	2004	2003	2002
millions

Preferred Stock
Balance at beginning of year	$89	$101	$103
Preferred stock repurchased	—	(12)	(2)

Balance at end of year	89	89	101

Common Stock
Balance at beginning of year	26	25	25
Common stock issued	—	1	—

Balance at end of year	26	26	25

Paid-in Capital
Balance at beginning of year	5,500	5,347	5,336
Common stock and common stock put options issued	255	146	30
Revaluation to market for Executives and Directors Benefits Trust	28	7	(19)

Balance at end of year	5,783	5,500	5,347

Retained Earnings
Balance at beginning of year	3,199	2,021	1,276
Net income	1,606	1,292	831
Dividends paid — preferred	(5)	(5)	(6)
Dividends paid — common	(139)	(109)	(80)

Balance at end of year	4,661	3,199	2,021

Treasury Stock
Balance at beginning of year	(166)	(166)	(116)
Purchase of treasury stock	(1,310)	—	(50)

Balance at end of year	(1,476)	(166)	(166)

Deferred Compensation and ESOP
Balance at beginning of year	(69)	(63)	(96)
Issuance of restricted stock	(13)	(46)	(7)
Amortization of restricted stock and release of ESOP shares	33	40	40

Balance at end of year	(49)	(69)	(63)

Executives and Directors Benefits Trust
Balance at beginning of year	(102)	(95)	(114)
Revaluation to market	(28)	(7)	19

Balance at end of year	(130)	(102)	(95)

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	122	(198)	(49)
Unrealized gain (loss) on derivative instruments	97	(35)	(85)
Foreign currency translation adjustments	182	337	9
Minimum pension liability adjustments	(20)	18	(73)

Balance at end of year	381	122	(198)

Total Stockholders’ Equity	$9,285	$8,599	$6,972

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31

	2004	2003	2002
millions

Net Income Available to Common Stockholders	$1,601	$1,287	$825
Add: Preferred Stock Dividends	5	5	6

Net Income Available to Common Stockholders Before Preferred Stock Dividends	1,606	1,292	831

Other Comprehensive Income (Loss), Net of Income Taxes
Unrealized gain (loss) on derivative instruments:
Unrealized loss during the period[1]	(165)	(154)	(100)
Reclassification adjustment for loss included in net income[2]	262	119	15

Total unrealized gain (loss) on derivative instruments	97	(35)	(85)
Foreign currency translation adjustments[3]	182	337	9
Minimum pension liability adjustments[4]	(20)	18	(73)

Total	259	320	(149)

Comprehensive Income	$1,865	$1,612	$682

[1]net of income tax benefit of:	$96	$91	$58
[2]net of income tax expense of:	(153)	(67)	(9)
[3]net of income tax expense of:	(22)	(59)	—
[4]net of income tax benefit (expense) of:	11	(11)	42

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2004	2003	2002
millions
Cash Flow from Operating Activities
Net income before cumulative effect of change in accounting principle	$1,606	$1,245	$831
Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation, depletion and amortization	1,447	1,297	1,121
Deferred income taxes	276	505	214
Impairments related to oil and gas properties	72	103	39
Other noncash items	64	14	7

	3,465	3,164	2,212
(Increase) decrease in accounts receivable	(239)	46	(103)
Increase (decrease) in accounts payable and accrued expenses	270	(68)	181
Other items — net	(289)	(99)	(94)

Net cash provided by operating activities	3,207	3,043	2,196

Cash Flow from Investing Activities
Additions to properties and equipment	(3,064)	(2,772)	(2,388)
Acquisition costs, net of cash acquired	(46)	—	(221)
Sales and retirements of properties and equipment and other assets	3,073	138	192

Net cash used in investing activities	(37)	(2,634)	(2,417)

Cash Flow from Financing Activities
Additions to debt	21	358	1,348
Retirements of debt	(1,237)	(772)	(987)
Increase (decrease) in accounts payable, banks	(43)	49	(43)
Sale of future hard minerals royalty revenues	158	—	—
Dividends paid	(144)	(114)	(86)
Purchase of treasury stock	(1,310)	—	(50)
Retirement of preferred stock	—	(12)	(2)
Issuance of common stock and common stock put options	194	100	40

Net cash provided by (used in) financing activities	(2,361)	(391)	220

Effect of Exchange Rate Changes on Cash	3	10	(2)

Net Increase (Decrease) in Cash and Cash Equivalents	812	28	(3)
Cash and Cash Equivalents at Beginning of Year	62	34	37

Cash and Cash Equivalents at End of Year	$874	$62	$34

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

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

Principles of Consolidation and Use of Estimates  The consolidated financial statements include the accounts of Anadarko and its subsidiaries. All significant intercompany transactions have been eliminated. The Company accounts for investments in affiliated companies (generally 20% to 50% owned) using the equity method of accounting. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to litigation, environmental liabilities, income taxes, fair value and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Changes in Accounting Principles  The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” by oil and gas producing entities that follow the full cost accounting method. SAB No. 106, which was adopted in the fourth quarter of 2004, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The adoption of SAB No. 106 did not have any impact on Anadarko’s financial statements.

      Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN No. 46 addresses consolidation by business enterprises of variable interest entities, and it applied immediately to variable interest entities created after January 2003. For entities created prior to this date, FIN No. 46 was to be effective in the fourth quarter 2003; however, FIN No. 46 (revised December 2003) delayed the effective date to the first quarter of 2004. The adoption of FIN No. 46 and FIN No. 46 (revised) had no impact on the Company’s financial statements.
      In 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recorded in the period incurred and a corresponding increase in the carrying amount of the related long-lived asset. See Note 11.
      In 2003, the Company adopted the fair value method of accounting for stock-based employee compensation using the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The disclosure provisions of SFAS No. 148 were adopted in 2002. See Note 2.
      In 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 2003, with certain exceptions, and for hedging relationships designated after June 2003. The adoption of SFAS No. 149 had no impact on the Company’s financial statements.
      In 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” that requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of pension plans and other postretirement benefit plans. See Note 22.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.  Summary of Significant Accounting Policies (Continued)

      During 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” In accordance with EITF Issue No. 02-3, net marketing margins from marketing sales and purchases are included in revenues. The marketing margins related to the Company’s equity production are included in gas sales, oil and condensate sales and natural gas liquids sales. The marketing margin related to purchases of third-party commodities is included in other sales.

      In 2002, the Company discontinued the amortization of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 7.

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

Depreciation, Depletion and Amortization  The depreciable base for oil and gas properties includes the sum of capitalized costs net of accumulated DD&A, estimated future development costs and asset retirement costs not accrued in oil and gas properties, less costs excluded from amortization and salvage. The depreciable base of oil and gas properties and mineral investments are amortized using the unit-of-production method. All other properties are stated at original cost and depreciated using the straight-line method over the useful life of the assets, which ranges from three to 40 years. Properties and equipment carrying values do not purport to represent replacement or market values.

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

Ceiling Test  Under the full cost method of accounting, a ceiling test is performed each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.  Summary of Significant Accounting Policies (Continued)

limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated DD&A and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using prices in effect at the end of the period held flat for the life of production and including the effect of derivative contracts that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. For cash flow hedge effect information, see Supplemental Information on Oil and Gas Exploration and Production Activities — Discounted Future Net Cash Flows.

Revenues  The Company recognizes sales revenues based on the amount of gas, oil, condensate and NGLs sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. The Company follows the sales method of accounting for gas imbalances. If the Company’s excess sales of production volumes for a well exceed the estimated remaining recoverable reserves of the well, a liability is recorded. No receivables are recorded for those wells on which the Company has taken less than its ownership share of production.

      The Company enters into buy/sell arrangements for a portion of its crude oil production. Under these arrangements, barrels are sold at prevailing market prices at a location and in a simultaneous transaction with the same third party, barrels are re-purchased at a different location at the market prices prevailing at that location. The barrels are then sold at prevailing market prices at the re-purchase location. These arrangements are often a requirement of private transporters. In these transactions, the re-purchase price is more than the original sales price with the difference representing a transportation fee. Other buy/sell arrangements are entered to move the ultimate sales point of the Company’s production to a more liquid location and thereby avoid potential marketing fees and deductions from the market price in the field. In these transactions, the sales price in the field and the re-purchase price are each at prevailing market prices for the respective location. Anadarko uses these buy/sell arrangements in its marketing and trading activities and, as such, reports these transactions in the income statement on a net basis.
      Marketing margins related to the Company’s equity production, realized gains and losses on derivative instruments and unrealized gains and losses on derivative instruments that were undertaken to manage the price risk of the Company’s production and do not meet the conditions to qualify for hedge accounting are included in gas sales, oil and condensate sales and natural gas liquids sales. The marketing margin related to purchases of third-party commodities is included in other sales.

Derivative Instruments  The vast majority of the derivative instruments utilized by Anadarko are in conjunction with its marketing and trading activities or to manage the price risk attributable to the Company’s expected oil and gas production. Anadarko also periodically utilizes derivatives to manage its exposure associated with the firm transportation keep-whole agreement, foreign currency exchange rates and interest rates. All derivatives, other than those that meet the normal purchases and sales exception, are carried on the balance sheet at fair value.

      Anadarko prefers to apply hedge accounting for derivatives utilized to manage price risk associated with the Company’s oil and gas production, foreign currency exchange rate risk and interest rate risk. However, some of these derivatives do not qualify for hedge accounting. In these instances, unrealized gains and losses are recognized currently in earnings. For those derivatives that qualify for hedge accounting, Anadarko formally documents the relationship of each hedge to the hedged item including the risk management objective and strategy for undertaking the hedge. Each hedge is also assessed for effectiveness quarterly. Under hedge accounting, the derivatives may be designated as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedge relates to the exposure of fair value changes to a recognized asset or liability or an unrecognized firm commitment, the unrealized gains and losses on the derivative and the unrealized losses and

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.  Summary of Significant Accounting Policies (Continued)

gains on the hedged item are both recognized currently in earnings. If the hedge relates to exposure of variability in the cash flow of a forecasted transaction, the effective portion of the unrealized gains and losses on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period the hedged transaction is recorded. The ineffective portion of unrealized gains and losses attributable to cash flow hedges, if any, is recognized currently in other (income) expense. Hedge ineffectiveness is that portion of the hedge’s unrealized gains and losses that exceed the hedged item’s unrealized losses and gains. In those instances where it becomes probable that a hedged forecasted transaction will not occur, the unrealized gain or loss is reclassified from accumulated other comprehensive income to earnings in the current period. Accounting for unrealized gains and losses attributable to foreign currency hedges that qualify for hedge accounting is dependent on whether the hedge is a fair value or a cash flow hedge.

      Unrealized gains and losses attributable to derivative instruments used in the Company’s marketing and trading activities (including both physical delivery and financially settled purchase and sale contracts), the firm transportation keep-whole agreement and derivatives used to manage the exposure of the keep-whole agreement are recognized currently in earnings. The marketing and trading unrealized gains and losses that are attributable to the Company’s production are recorded to gas sales and oil and condensate sales. The marketing and trading unrealized gains and losses that are attributable to third-party production are recorded to other sales. The gains and losses attributable to the firm transportation keep-whole agreement and associated derivatives are recorded to other (income) expense.
      The Company’s derivative instruments are generally either exchange traded or valued by reference to a commodity that is traded in a liquid market. Valuation is determined by reference to readily available public data. Option valuations are based on the Black-Scholes option pricing model and verified against third-party quotations. The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices, while the fair value of the long-term portion is estimated based on an internally developed model that utilizes historical natural gas basis prices. See Note 9.

Inventories  Materials and supplies and commodity inventories are stated at the lower of average cost or market.

Goodwill  Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the merger with Union Pacific Resources Group Inc., subsequently renamed Anadarko Holding Company, and the acquisition of Berkley Petroleum Corp. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually and upon certain events. The impairment test requires allocating goodwill and all other assets and liabilities to business levels referred to as reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense.

Legal Contingencies  The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. See Note 23.

Environmental Contingencies  The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the time of the completion of the remedial feasibility study. These accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. See Note 23.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.  Summary of Significant Accounting Policies (Continued)

Income Taxes  The Company files various United States federal, state and foreign income tax returns. Deferred federal, state and foreign income taxes are provided on all significant temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Cash Equivalents  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation  Effective January 2003, the Company accounts for stock-based compensation under the fair value method. Under the fair value method, the Company records compensation expense over the vesting period using the straight-line method for the fair value of stock options estimated using the Black-Scholes option pricing model. Prior to 2003, the Company accounted for stock-based compensation under the intrinsic value method. Under the intrinsic value method, the Company recorded no compensation expense for stock options granted to employees or directors when the exercise price of options granted was equal to or above the fair market value of Anadarko’s common stock on the date of grant. See Notes 2 and 13.

Earnings Per Share  The Company’s basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company’s outstanding stock options and performance-based stock awards under the treasury stock method and outstanding put options and share repurchase agreements under the reverse treasury stock method, if including such equity instruments is dilutive. Diluted EPS amounts also include the net effect of the Company’s convertible debentures and Zero Yield Puttable Contingent Debt Securities (ZYP-CODES) assuming the conversions occurred at the beginning of the year through the period outstanding, if including such potential common shares is dilutive. See Note 13.

New Accounting Principles  SFAS No. 153, “Exchanges of Nonmonetary Assets,” requires the use of fair value measurement for exchanges of nonmonetary assets. The statement is effective for the Company beginning in the third quarter 2005 and will be applied prospectively for any nonmonetary exchanges occurring after the effective date. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial statements.

      SFAS No. 123 (revised 2004), “Share-Based Payment,” requires the recognition of expense for the fair value of share-based payments. The statement is effective for the Company beginning in the third quarter of 2005. Since Anadarko has recognized expense for the fair value of share-based payments since January 2003, the adoption of SFAS No. 123 (revised 2004) is not expected to have a material impact on the Company’s financial statements.

Recent Accounting Developments  The EITF was considering at the end of 2003 whether oil and gas drilling rights were subject to the classification and disclosure provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In September 2004, the FASB issued FASB Staff Position (FSP) FAS 142-2, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets to Oil and Gas Producing Entities.” This FSP confirms that SFAS No. 142 did not change the balance sheet classification or disclosure requirements for drilling and mineral rights of oil and gas producing entities. Anadarko classifies the cost of oil and gas drilling and mineral rights as properties and equipment.

      FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production as provided for in the American Jobs Creation Act of 2004 (Jobs Act). FSP FAS 109-1 provides that the deduction should be treated as a special deduction under paragraph 231 of SFAS No. 109. This deduction takes effect beginning in 2005 and therefore, has no impact on the current year financial statements.
      FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” provides guidance on the application of SFAS No. 109 to the

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.  Summary of Significant Accounting Policies (Continued)

special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the Jobs Act. Due to the lack of clarification related to this provision of the Jobs Act, this FSP allows additional time beyond the financial reporting period of enactment to evaluate the impact of this provision as it relates to SFAS No. 109. See Note 20.

      The EITF is considering issues related to whether buy/sell arrangements with the same counterparty for the same commodity should be accounted for at historical cost or fair value. EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” does not reach a consensus on these issues and further discussion is planned. In addition, the SEC has questioned the appropriateness of reporting the proceeds and costs of buy/sell arrangements on a gross basis in the income statement. Anadarko accounts for buy/sell arrangements related to its production on a net basis in the income statement. If gross basis reporting were required, both revenues and costs and expenses would increase.

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

      If compensation expense for all stock option grants had been determined using the fair value method, the Company’s pro forma net income and EPS would have been as shown below:

	2004	2003	2002
millions except per share amounts
Net income available to common stockholders, as reported	$1,601	$1,287	$825
Add: Stock-based employee compensation expense included in income, after income taxes	14	12	9
Deduct: Total stock-based employee compensation expense determined under the fair value method, after income taxes	(18)	(30)	(32)

Pro forma net income available to common stockholders	$1,597	$1,269	$802

Basic EPS - as reported	$6.41	$5.16	$3.32
Basic EPS - pro forma	$6.40	$5.09	$3.23
Diluted EPS - as reported	$6.36	$5.09	$3.21
Diluted EPS - pro forma	$6.34	$5.02	$3.13

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected option life – years	5.2	5.3	5.3
Risk-free interest rate	3.5%	3.3%	3.7%
Dividend yield	0.6%	0.6%	0.5%
Volatility	33.6%	40.4%	41.7%

3.  Divestitures

      Anadarko announced a refocused strategy in June 2004 that included the divestiture of certain properties. During 2004, the Company completed over $3 billion in pretax asset sales in the United States and Canada through a series of separate unrelated transactions with various third parties. The properties divested were

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

3.  Divestitures (Continued)

primarily located in the shallow waters of the Gulf of Mexico, the Western Canadian Sedimentary basin and the mid-continent region of the United States.

      Under full cost accounting rules, gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The dispositions did not significantly alter the relationship between capitalized costs and proved reserves; therefore, the proceeds from these transactions were recognized as an adjustment of capitalized costs in the respective country cost centers.

4.  Inventories

      The major classes of inventories, which are included in other current assets, are as follows:

	2004	2003
millions
Materials and supplies	$79	$77
Natural gas	29	29
Crude oil and NGLs	29	19

Total	$137	$125

5.  Properties and Equipment

      A summary of the original cost of properties and equipment by classification follows:

	2004	2003
millions
Oil and gas	$22,958	$24,272
Minerals	1,208	1,211
Marketing and trading	454	341
General	555	543

Total	$25,175	$26,367

      Oil and gas properties include costs of $1.6 billion and $2.5 billion at December 31, 2004 and 2003, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unproved properties and major development projects. The decrease in costs excluded is primarily related to the divestiture of certain unproved properties in the United States and Canada. At December 31, 2004 and 2003, the Company’s investment in countries where proved reserves have not been established was $116 million and $76 million, respectively.

      During 2004, 2003 and 2002, the Company made provisions for impairments of oil and gas properties of $72 million, $103 million and $39 million, respectively, related to international activities. In 2004, the Company recorded an impairment of $62 million related to a ceiling test impairment of oil and gas properties in Qatar as a result of lower future production estimates and unsuccessful exploration activities and $10 million related to other international activities. In 2003, the Company recorded an impairment of $68 million related to a ceiling test impairment of oil and gas properties in Qatar as a result of lower future production estimates and unsuccessful exploration activities. The remaining 2003 impairment of $35 million primarily related to unsuccessful exploration activities in Australia, Gabon, Tunisia, Angola and Kazakhstan. In 2002, the Company recorded international impairments of $39 million in Congo, Oman, Australia and Tunisia primarily due to unsuccessful exploration activities.
      Total interest costs incurred during 2004, 2003 and 2002 were $438 million, $374 million and $358 million, respectively. Of these amounts, the Company capitalized $86 million, $121 million and $155 million during 2004, 2003 and 2002, respectively, as part of the cost of oil and gas properties. The interest rates for

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

5.  Properties and Equipment (Continued)

capitalization are based on the Company’s weighted average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration and development activities are in progress.

      Oil and gas properties include internal costs related to exploration and development activities of $174 million, $187 million and $196 million capitalized during 2004, 2003 and 2002, respectively.

6.  Acquisitions

      In December 2002, the Company acquired Howell Corporation (Howell). The common stockholders of Howell received $20.75 per share and holders of Howell’s $3.50 convertible preferred stock received $76.15 per share. The total value of the acquisition was $258 million, including the assumption of $53 million of debt.

      The unaudited pro forma results of operations including the acquisition transaction in 2002 would not have been significantly different from actual results for 2002. Costs related to corporate acquisitions of $14 million for the year ended December 31, 2002 were recorded as general and administrative expense. These costs related primarily to deferred compensation.

7.  Goodwill

      Goodwill is tested for impairment since amortization of goodwill was discontinued after 2001. The impairment test requires allocating goodwill and all other assets and liabilities to business levels referred to as reporting units. Anadarko’s goodwill relates to the oil and gas reporting unit. The fair value of each reporting unit that has goodwill is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value (including goodwill), then a second test is performed to determine the amount of the impairment.

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
      Goodwill impairment tests were performed annually and upon the Company’s property divestitures in 2004, and no goodwill impairments were indicated.
      The changes in goodwill since 2001 are primarily due to changes in foreign currency exchange rates and changes in deferred income tax liabilities related to previous acquisitions. Future changes in goodwill may result from, among other things, changes in foreign currency exchange rates, changes in deferred income tax liabilities related to previous acquisitions, divestitures, impairments or future acquisitions. See Note 20.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

8.  Debt and Interest Expense

	2004		2003

	Principal	Carrying Value	Principal	Carrying Value
millions
Debt
Long-term Portion of Capital Lease	$—	$—	$1	$1
6.5% Notes due 2005	170	169	170	168
7.375% Debentures due 2006	42	42	88	88
7% Notes due 2006	51	50	174	171
5 3/8% Notes due 2007	142	142	650	648
3.25% Notes due 2008	350	349	350	349
6.75% Notes due 2008	47	45	116	111
7.8% Debentures due 2008	8	8	11	11
7.3% Notes due 2009	52	51	85	83
6 3/4% Notes due 2011	950	913	950	910
6 1/8% Notes due 2012	170	168	400	395
5% Notes due 2012	82	81	300	298
7.05% Debentures due 2018	114	106	114	105
Zero Yield Puttable Contingent Debt Securities due 2021	30	30	30	30
7.5% Debentures due 2026	112	106	112	106
7% Debentures due 2027	54	54	54	54
6.625% Debentures due 2028	17	17	17	17
7.15% Debentures due 2028	235	213	235	213
7.20% Debentures due 2029	135	135	135	135
7.95% Debentures due 2029	117	117	117	117
7 1/2% Notes due 2031	900	862	900	861
7.73% Debentures due 2096	61	61	61	61
7.5% Debentures due 2096	78	72	83	77
7 1/4% Debentures due 2096	49	49	49	49

Total debt	$3,966	3,840	$5,202	5,058

Less current debt		169		—

Total long-term debt		$$3,671		$5,058

      As of December 31, 2004, notes in the principal amount of $170 million will mature within the next 12 months. None of the Company’s notes, debentures or securities contain ratings triggers accelerating the debt or requiring repayment.

      The Company recorded debt discounts of $1 million and $11 million in 2003 and 2002, respectively, as a result of debt issuances. The unamortized debt discount of $126 million and $144 million as of December 31, 2004 and 2003, respectively, will be amortized over the terms of the debt issues.
      Anadarko has a noncommitted line of credit from a bank. The general provisions of this line of credit provide for Anadarko to borrow funds for terms and rates offered from time to time by the bank. There are no fees associated with this line of credit.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

8.  Debt and Interest Expense (Continued)

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
      In July, September and October 2004, Anadarko repurchased $1.2 billion aggregate principal amount of certain series of its outstanding debt. Premiums and related expenses for these early retirements of debt totaled $104 million. The Company used proceeds from asset divestitures to fund the debt reductions.
      In September 2004, the Company terminated its existing revolving credit agreement and entered into a $750 million, five-year Revolving Credit Agreement with a syndicate of 20 U.S. and Canadian lenders. Under the terms of the agreement, the Company can, under certain conditions, request an increase in the agreement up to a total available credit amount of $1.25 billion. The credit agreement has a maximum 60% debt to capital covenant (not affected by noncash charges), and there are no material adverse change covenants nor any ratings triggers preventing funding or requiring repayment in the agreement. The agreement terminates in August 2009. Under the current and previous revolving credit agreements, commitment fee expense was less than $1 million in each of the years 2004, 2003 and 2002. As of December 31, 2004, the Company had no outstanding borrowings under this agreement; however, outstanding letters of credit on the agreement have reduced the available credit amount by less than $1 million.
      At December 31, 2004 and 2003, a Canadian subsidiary had $50 million and $99 million, respectively, outstanding fixed-rate notes and debentures denominated in U.S. dollars. During 2004, 2003 and 2002, the Company recognized gains of $4 million, $20 million and $5 million, respectively, before income taxes associated with the foreign currency remeasurement of this debt.
      In April and May 2001, Anadarko Finance Company, a wholly-owned finance subsidiary of Anadarko, issued a total of $1.9 billion in notes. The intercompany debt resulting from these transactions is of a long-term investment nature; therefore, net foreign currency translation gains of $138 million, $376 million and $19 million for 2004, 2003 and 2002, respectively, were recorded as a component of other comprehensive income.

	2004	2003	2002
millions
Interest Expense
Gross interest expense	$334	$366	$353
Premium and related expenses for early retirement of debt	104	8	5
Capitalized interest	(86)	(121)	(155)

Net interest expense	$352	$253	$203

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

8.  Debt and Interest Expense (Continued)

      Total sinking fund and installment payments related to debt for the five years ending December 31, 2009 are shown below.

millions
2005	$170
2006*	123
2007	142
2008	405
2009	52

*	Holders of the ZYP-CODES due 2021 may put the remaining $30 million principal amount of the ZYP-CODES to the Company in 2006.

9.  Financial Instruments

      The following information provides the carrying value and estimated fair value of the Company’s financial instruments:

	Carrying
	Amount	Fair Value
millions
2004
Cash and cash equivalents	$874	$874
Total debt	3,840	4,525
Derivative instruments (including firm transportation keep-whole agreement)
Asset	52	52
Liability	(160)	(160)
2003
Cash and cash equivalents	$62	$62
Total debt	5,058	5,760
Derivative instruments (including firm transportation keep-whole agreement)
Asset	89	89
Liability	(400)	(400)

Cash and Cash Equivalents  The carrying amount reported on the balance sheet approximates fair value.

Debt  The fair value of debt at December 31, 2004 and 2003 is the value the Company would have to pay to retire the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices and, where such quotes were not available, on the average rate in effect at year-end.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

9.  Financial Instruments (Continued)

      Anadarko also enters into derivative financial instruments (futures, swaps and options) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in the market price of natural gas and crude oil. Derivative financial instruments are also used to meet customers’ pricing requirements while achieving a price structure consistent with the Company’s overall pricing strategy. In addition, the Company may use options and swaps to reduce exposure on its firm transportation keep-whole commitment with Duke Energy Corporation (Duke). Essentially all of the derivatives used for trading purposes have a term of less than one year, with most having a term of less than three months.

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

Oil and Gas Activities  At December 31, 2004 and 2003, the Company had option contracts, swap contracts and fixed price physical delivery contracts in place to hedge the sales price of a portion of its expected future sales of equity oil and gas production. The fixed price physical delivery contracts are excluded from derivative accounting treatment under the normal sale provision. The derivative financial instruments receive hedge accounting treatment if they qualify. For those derivatives that do not qualify for hedge accounting, unrealized gains and losses are recognized currently in earnings. The fair value and the accumulated other comprehensive income balance applicable to the derivative financial instruments (excluding the physical delivery sales contracts) are as follows:

	2004	2003
millions
Fair Value — Asset (Liability)
Current	$(58)	$(232)
Long-term	(12)	(10)

Total	$(70)	$(242)

Accumulated other comprehensive loss before income taxes	$(35)	$(193)
Accumulated other comprehensive loss after income taxes	$(22)	$(122)

      The difference between the fair value and the unrealized loss before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting, hedge ineffectiveness and foreign currency hedges. Net losses of $33 million ($21 million after income taxes) in the accumulated other comprehensive income balance as of December 31, 2004 are expected to be reclassified into gas and oil sales during 2005 as the hedged transactions occur. During 2004 and 2003, net unrealized losses of $22 million and $20 million, respectively, (before income taxes) were reclassified from accumulated other comprehensive income to gas and oil sales for certain cash flow hedges of expected future years production for which hedge accounting was discontinued since the expected production was probable of not occurring due to either property divestitures or well performance. These hedges were subsequently redesignated as hedges of other expected future production.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

9.  Financial Instruments (Continued)

      Below is a summary of the Company’s financial derivative instruments and fixed price, physical delivery sales contracts through 2006 related to its oil and gas activities as of December 31, 2004, including the hedged volumes per day and the related weighted-average prices. A substantial portion of these hedges qualify for and receive hedge accounting treatment. There are no significant cash flow hedges beyond 2006.

	2005	2006
Natural Gas
Two-Way Collars (thousand MMBtu/d)	26	10
NYMEX price per MMBtu
Ceiling sold price	$5.65	$5.88
Floor purchased price	$3.76	$4.00
Three-Way Collars (thousand MMBtu/d)	269	—
NYMEX price per MMBtu
Ceiling sold price	$9.37	$—
Floor purchased price	$5.00	$—
Floor sold price	$4.01	$—
Fixed Price (thousand MMBtu/d)	21	11
NYMEX price per MMBtu	$2.97	$2.87
Total (thousand MMBtu/d)	316	21
Basis Swaps (thousand MMBtu/d)	141	21
Price per MMBtu	$(0.17)	$(0.21)

   MMBtu — million British thermal units

   MMBtu/d — million British thermal units per day

	2005	2006
Crude Oil
Two-Way Collars (MBbls/d)	2	1
NYMEX price per barrel
Ceiling sold price	$26.32	$26.32
Floor purchased price	$22.00	$22.00
Three-Way Collars (MBbls/d)	43	—
NYMEX price per barrel
Ceiling sold price	$46.89	$—
Floor purchased price	$32.28	$—
Floor sold price	$27.28	$—
Total (MBbls/d)	45	1

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

9.  Financial Instruments (Continued)

Marketing and Trading Activities  Unrealized gains and losses attributed to the Company’s marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The fair values of these derivatives as of December 31, 2004 and 2003 are as follows:

	2004	2003
millions
Fair Value — Asset (Liability)
Current	$11	$3
Long-term	5	4

Total	$16	$7

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

      The Company may periodically use derivative instruments to reduce its exposure to potential decreases in future transportation market values. While derivatives are intended to reduce the Company’s exposure to declines in the market value of firm transportation, they also limit the potential to benefit from increases in the market value of firm transportation. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward 12 months. Unrealized gains and losses attributed to the keep-whole agreement and any associated derivative instruments are recognized currently in earnings.
      The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price quotes beyond the next 12 months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical regional natural gas prices. The Company recognized other income of $1 million, $9 million and $35 million during 2004, 2003 and 2002, respectively, related to the keep-whole agreement and associated derivative instruments. Net (payments to) receipts from Duke for 2004 and 2003 were $(20) million and $12 million, respectively. As of December 31, 2004, accounts payable included $15 million and other long-term liabilities included $39 million related to the keep-whole agreement and associated derivative instruments. As of December 31, 2003, accounts payable included $27 million and other long-term liabilities included $49 million related to the keep-whole agreement and associated derivative instruments.
      Anticipated undiscounted and discounted liabilities for the firm transportation keep-whole agreement at December 31, 2004 are as follows:

	Undiscounted	Discounted
millions
2005	$15	$15
2006	17	15
2007	18	14
2008	12	8
2009	1	1

Total	$63	$53

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

9.  Financial Instruments (Continued)

      As of December 31, 2004 and 2003, the Company had no material derivative financial instrument hedges in place related to the firm transportation keep-whole agreement.

Foreign Currency Risk  The Company’s Canadian oil and gas subsidiaries use the Canadian dollar as their functional currency. The Company’s other international subsidiaries use the U.S. dollar as their functional currency. To the extent that business transactions in these countries are not denominated in the respective country’s functional currency, the Company is exposed to foreign currency exchange rate risk. In addition, in these subsidiaries, certain asset and liability balances are denominated in currencies other than the subsidiary’s functional currency. These asset and liability balances are remeasured for the preparation of the subsidiary’s financial statements using a combination of current and historical exchange rates, with any resulting remeasurement adjustments included in net income during the period.

10.	Sale of Future Hard Minerals Royalty Revenues

      In 2004, the Company entered into an agreement whereby it sold a portion of its future royalties associated with existing coal and trona leases to a third party for $158 million, net of transaction costs. The Company conveyed a limited-term nonparticipating royalty interest which was carved out of the Company’s royalty interests that entitles the third party to receive up to $229 million in future coal and trona royalty revenue over an 11-year period. Additionally, the third party is entitled to receive 5% of the aggregate royalties earned during the first ten years of the agreement that exceed $400 million. The Company retains 100% of the aggregate royalty payment receipts between $229 million and $400 million during the term of the agreement and 95% of the aggregate royalty payment receipts that are in excess of $400 million during the first ten years of the agreement. The third party relies solely on the royalty payments to recover their investment and, as such, has the risk of the royalties not being sufficient to recover their investment over the term of the agreement.

      Proceeds from this transaction have been accounted for as deferred revenues and classified as liabilities on the balance sheet. The deferred revenues will be amortized to other sales on a unit-of-revenue basis over the term of the agreement. During 2004, the Company amortized $10 million of deferred revenues to other sales revenues as a result of this agreement. Proceeds from the transaction are reported in financing activities in the statement of cash flows and were primarily used to repurchase shares of Anadarko common stock.
      During 2004, the third-party investor received $11 million in coal and trona royalties under the agreement. The specified future amounts that the third-party investor expects to receive, prior to the 5% of any excess described above, are shown below. These amounts and the payment timing are subject to change based upon the actual royalties received by the Company during the term of the agreement.

millions
2005	$23
2006	24
2007	24
2008	24
2009	24
Later years	99

Total	$218

11.  Asset Retirement Obligations

      The majority of Anadarko’s asset retirement obligations relate to the plugging and abandonment of oil and gas properties. In 2003, the Company adopted SFAS No. 143 which requires the fair value of a liability for an asset retirement obligation to be recorded in the period incurred and a corresponding increase in the carrying amount of the related long-lived asset. The related cumulative adjustment to 2003 net income was an increase of

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

11.  Asset Retirement Obligations (Continued)

$74 million before income taxes or $47 million after income taxes, or $0.18 per share (diluted). Additionally in 2003, the Company recorded an initial asset retirement obligation liability of $278 million and an increase to net properties and equipment and other assets of $352 million. The Company did not recalculate historical quarterly full cost ceiling test calculations in determining the cumulative adjustment to net income. Excluding the cumulative adjustment to net income, the application of SFAS No. 143 did not have a material impact on the Company’s DD&A expense, net income or EPS in 2003.

      The asset retirement obligations are recorded at fair value and accretion expense, recognized in DD&A expense over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.
      The following table shows changes in the Company’s asset retirement obligations. Liabilities settled in 2004 include asset retirement obligations that were assumed by the purchasers of divested properties. Revisions in estimated liabilities include, among other things, revisions to estimated property lives and the timing of settling asset retirement obligations.

	2004	2003
millions
Carrying amount of asset retirement obligations at beginning of year	$477	$278
Liabilities incurred	37	149
Liabilities settled	(285)	(23)
Accretion expense	25	20
Revisions in estimated liabilities	(51)	37
Impact of foreign currency exchange rate changes	7	16

Carrying amount of asset retirement obligations at end of year	$210	$477

      The following table shows the effect of the implementation on the Company’s net income and EPS as if SFAS No. 143 had been in effect in prior periods.

2002
millions except per share amounts
Actual
Net income available to common stockholders	$825
Basic EPS	$3.32
Diluted EPS	$3.21
Pro forma amounts assuming SFAS No. 143 was applied retroactively
Net income available to common stockholders	$826
Basic EPS	$3.32
Diluted EPS	$3.21
Carrying amount of asset retirement obligations
Beginning of year	$251
End of year	$278

12.  Preferred Stock

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

12.  Preferred Stock (Continued)

      Anadarko has the option to redeem the shares at $100 per Depositary Share on or after May 15, 2008. Holders of the shares are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per Depositary Share. In the event of a liquidation of the Company, the holders of the shares will be entitled to receive liquidating distributions in the amount of $100 per Depositary Share, for a total of $89 million, plus any accrued or unpaid dividends, before any distributions are made on the Company’s common stock.

      Anadarko repurchased $12 million and $2 million of preferred stock during 2003 and 2002, respectively. No gain or loss was recorded in 2003 and 2002 related to the preferred stock repurchases. For each of the years 2004, 2003 and 2002, dividends of $54.60 per share (equivalent to $5.46 per Depositary Share) were paid to holders of preferred stock.

13.  Common Stock and Stock Options

      The changes in the Company’s shares of common stock are as follows:

	2004	2003	2002
millions
Shares of common stock issued
Beginning of year	258	255	254
Exercise of stock options	5	2	1
Issuance of restricted stock	—	1	—

End of year	263	258	255

Shares of common stock held in treasury
Beginning of year	3	3	2
Purchase of treasury stock	20	—	1

End of year	23	3	3

Shares of common stock held for deferred compensation and unearned employee stock ownership plans
Beginning of year	2	1	1
Issuance of restricted stock	—	1	—
Vesting of restricted stock	(1)	—	—

End of year	1	2	1

Shares of common stock held for Executives and Directors Benefits Trust
Beginning of year	2	2	2

End of year	2	2	2

Shares of common stock outstanding at end of year	237	251	249

      In each quarter of 2004 and in the fourth quarter of 2003, dividends of 14 cents per share were paid to holders of common stock. For the first, second and third quarters of 2003 and the fourth quarter of 2002, dividends of 10 cents per share were paid to holders of common stock. For the first, second and third quarters of 2002, dividends of 7.5 cents per share were paid to holders of common stock. The Company’s credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. While there is no specific restriction on paying dividends, under the maximum debt capitalization ratio retained earnings were not restricted as to the payment of dividends at December 31, 2004 and 2003.

      The Anadarko Dividend Reinvestment and Stock Purchase Plan (DRIP) offers the opportunity to reinvest dividends and provides an alternative to traditional methods of buying, holding and selling Anadarko common

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

13.  Common Stock and Stock Options (Continued)

stock. The DRIP provides the Company with a means of raising additional capital for general corporate purposes. The Company has a registration statement with the SEC that permits the issuance of up to 10 million shares of common stock under the DRIP. As of December 31, 2004, approximately 9 million shares of common stock were available for issuance under this registration statement.

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
      In 2004, the Company announced a stock buyback program to purchase up to $2 billion in shares of common stock and that it intended to purchase the majority of the authorized amount within one year. Shares may be repurchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During 2004, Anadarko purchased 20.3 million shares of common stock for $1.3 billion under the program through purchases in the open market, under share repurchase agreements and under a put option agreement. During 2003, the Company acquired treasury stock only as a result of the unsolicited buyback of shares. In 2002, the Company purchased 1 million shares of common stock for $50 million under a stock buyback program initiated in 2001.
      During 2004 and 2002 in conjunction with the stock purchase programs, Anadarko sold put options to independent third parties. These put options entitled the holder to sell shares of Anadarko common stock to the Company on certain dates at specified prices. In 2004, Anadarko entered into a put option for 1 million shares of Anadarko common stock with a notional amount of $67 million and received a premium of $2 million. This put option was exercised in 2004. Treasury stock of $65 million was recorded in the transaction including the $67 million purchase amount paid offset by the $2 million premium received. In 2004, the Company also entered into two agreements for the repurchase of $300 million of Anadarko common stock. Anadarko repurchased 4.4 million shares under these agreements. In 2002, the Company entered into a put option for 1 million shares of Anadarko common stock with a notional amount of $46 million. This put option expired unexercised in 2002. The Company received premiums of $7 million during 2002. The premiums for put options were recorded as increases to paid-in capital. At December 31, 2004, there were no put options or share repurchase agreements outstanding.
      As of December 31, 2004 and 2003, the Company had 2 million shares of common stock in the Anadarko Petroleum Corporation Executives and Directors Benefits Trust (Trust) to secure present and future unfunded benefit obligations of the Company. These benefit obligations are provided for under pension plans and deferred compensation plans for certain employees and nonemployee directors of the Company. The obligations included in other long-term liabilities — other are $25 million as of December 31, 2004, and the obligations included in accounts payable and other long-term liabilities — other are $32 million and $17 million as of December 31, 2003, respectively. The shares issued to the Trust are not considered outstanding for quorum or voting calculations, but the Trust receives dividends. Under the treasury stock method, the shares are not included in the calculation of EPS. The fair market value of these shares is included in common stock and paid-in capital and as a reduction to stockholders’ equity. See Note 22.
      Key employees may be granted options to purchase shares of Anadarko common stock and other stock related awards under the 1993 and the 1999 Stock Incentive Plans. Stock options are generally granted at the fair market value of Anadarko common stock on the date of grant and have a maximum term of 11 years from the date of grant. Stock option vesting terms range from one to four years.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

13.  Common Stock and Stock Options (Continued)

      Nonemployee directors may be granted nonqualified stock options under the 1998 Director Stock Plan. Stock options are granted at the fair market value of Anadarko common stock on the date of grant and have a maximum term of ten years from the date of grant. Stock option vesting terms range from the date of grant up to two years.

      Unexercised stock options are included in the diluted EPS using the treasury stock method. Information regarding the Company’s stock option plans is summarized below:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
option shares in millions
Shares under option at beginning of year	12.6	$43.28	15.3	$42.68	14.6	$42.49
Granted	0.5	$61.94	1.0	$43.31	1.4	$41.43
Exercised	(4.9)	$40.40	(2.1)	$35.82	(0.6)	$32.53
Surrendered or expired	(0.1)	$48.49	(1.6)	$47.55	(0.1)	$53.35

Shares under option at end of year	8.1	$46.18	12.6	$43.28	15.3	$42.68

Options exercisable at December 31	6.5	$44.90	9.5	$42.82	11.1	$40.93

Shares available for future grant at end of year	1.5		2.1		2.5

Weighted-average fair value of options granted during the year		$22.97		$17.83		$24.23

      The following table summarizes information about the Company’s stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
	Options	Average	Weighted-	Options	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at Year	Contractual	Exercise	at Year	Exercise
Prices	End	Life (Years)	Price	End	Price

options in millions
$ 0.00-$36.31	1.7	2.3	$31.29	1.7	$31.94
$37.45-$48.44	1.7	5.5	$43.66	0.9	$43.03
$48.53-$48.53	3.1	2.5	$48.53	3.1	$48.53
$49.00-$71.49	1.6	4.2	$60.42	0.8	$59.53

Total	8.1	3.4	$46.18	6.5	$44.90

      In addition, the Plans provide that shares of common stock may be granted to key employees and nonemployee directors as restricted stock. Generally, restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of the restricted stock have all the rights of a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to such shares. During 2004, 2003 and 2002, the Company issued 0.3 million, 1.1 million and 0.2 million shares, respectively, of restricted stock with a weighted-average grant date fair value of $64.12, $43.64 and $48.88 per share, respectively. In 2004, 2003 and 2002, expense related to restricted stock grants was $11 million, $12 million and $13 million, respectively.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

13.  Common Stock and Stock Options (Continued)

      Anadarko and a key officer of the Company have a Performance Share Agreement under the 1999 Stock Incentive Plan. The agreement provides for issuance of up to 80,000 shares of Anadarko common stock at the end of both a two and four-year period. The number of shares to be issued will be determined by comparing the Company’s total shareholder return to the total shareholder return of a predetermined group of peer companies. During 2004, the Company recognized expense of $1 million under the agreement.

      The reconciliation between basic and diluted EPS is as follows:

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2004			December 31, 2003			December 31, 2002

			Per Share			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
millions except per share amounts
Basic EPS
Net income available to common stockholders before change in accounting principle	$1,601	250	$6.41	$1,240	250	$4.97	$825	248	$3.32

Effect of convertible debentures and ZYP-CODES	—	—		3	2		9	10
Effect of dilutive stock options, performance-based stock awards and common stock put options	—	2		—	1		—	2

Diluted EPS
Net income available to common stockholders before change in accounting principle plus assumed conversion	$1,601	252	$6.36	$1,243	253	$4.91	$834	260	$3.21

      For the years ended December 31, 2004, 2003 and 2002, options for 0.7 million, 8.4 million and 5.1 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options’ exercise price was greater than the average market price of common stock for the respective period. For the year ended December 31, 2002, put options for 0.5 million average shares of common stock were excluded because the put options’ exercise price was less than the average market price of common stock for the period.

14.  Statements of Cash Flows Supplemental Information

      The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

	2004	2003	2002
millions
Interest	$345	$262	$175
Income taxes	$256	$90	$(62)

15.  Transactions with Related Parties and Major Customers

Related Parties  Anadarko has three Production Sharing Agreements (PSA) with Sonatrach, the national oil and gas enterprise of Algeria. Sonatrach has owned the Company’s common stock since 1986 and at year-end 2004 was the registered owner of 5.1% of Anadarko’s outstanding common stock. Each PSA gives Anadarko the right to explore, develop and produce hydrocarbons in Algeria, subject to the sharing of production with Sonatrach.

      Approximately $133 million, $57 million and $23 million was paid to Sonatrach in 2004, 2003 and 2002, respectively, for charges related primarily to oil purchases and transportation of oil. During 2004, 2003 and 2002, there were no receipts from Sonatrach, and accounts receivable included $2 million as of both December 31, 2004 and 2003 due from Sonatrach for joint interest billings of development costs in Algeria. Sonatrach, Anadarko and its joint venture partners formed a nonprofit company, Groupement Berkine, to carry out development and production activities under the Block 404/208 PSA. In addition, the Ourhoud field, which is unitized with neighboring block owners, is operated by Organisation Ourhoud, an unincorporated joint operating

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

15.  Transactions with Related Parties and Major Customers (Continued)

entity staffed by Sonatrach, Anadarko and another partner. Sonatrach, Anadarko and its joint venture partners fund the expenditures incurred by Groupement Berkine and the Organisation Ourhoud according to their participating interests under the corresponding agreements.

      Anadarko and its two partners signed an amendment to the Block 404/208 PSA with Sonatrach in 2001, which allowed exploration to resume on Blocks 404, 208 and 211 in areas outside of the exploitation license boundaries encompassing the previous discoveries. Under the terms of the three-phase exploration program, Anadarko and its joint venture partners will spend a minimum of $55 million and began drilling exploration wells in 2002.
      Anadarko signed two additional PSAs in 2001 and 2002 for Blocks 406b and 403c/e, respectively. The Company’s interest in Block 406b is 60% and in Block 403c/e is 67%. The initial exploration phase for Block 406b ended in December 2004 with all work commitments fulfilled. The Company entered a second, two-year exploration phase for Block 406b with work commitments, including seismic acquisition and one exploration well. Block 403c/e is still in the initial three-year exploration phase with work commitments, including seismic acquisition and one exploration well.
      Anadarko continually monitors the political situation in Algeria and has taken steps to help ensure the safety of employees and the security of its facilities in the remote regions of the Sahara Desert. Anadarko is unable to predict with certainty any effect the current situation may have on activity planned for 2005 and beyond. However, the situation has had no material effect to date on the Company’s operations in Algeria, where the Company has had activities since 1989. The Company’s activities in Algeria also are subject to the general risks associated with all foreign operations.
      Anadarko recognized revenues of $4 million, $4 million and zero in 2004, 2003 and 2002, respectively, for cumulative preferred dividends from OCI Wyoming Co., an equity affiliate. Anadarko owns a 20% common stock interest in OCI Wyoming Co. along with 100% of the cumulative preferred stock.

Major Customers  The Company’s natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Canada, England, Germany, Ireland, Italy, Mexico, Singapore, South Korea, Spain, Switzerland and Turkey. The majority of the Company’s receivables are paid within two months following the month of purchase.

      The Company generally performs a credit analysis of customers prior to making any sales to new customers or increasing credit for existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. As of December 31, 2004 and 2003, accounts receivable are shown net of allowance for uncollectible accounts of $9 million and $13 million, respectively.
      In 2004, 2003 and 2002, sales to affiliates of Duke were $903 million, $1.4 billion and $874 million, respectively, which accounted for 15%, 28% and 23% of the Company’s total 2004, 2003 and 2002 revenues, respectively.

16.  Segment and Geographic Information

      Anadarko’s primary business segments are vertically integrated business units that are principally within the oil and gas industry. These segments are managed separately because of their unique technology, marketing and distribution requirements. The Company’s three segments are upstream oil and gas activities, marketing and trading activities and minerals activities. The oil and gas exploration and production segment finds and produces natural gas, crude oil, condensate and NGLs. The marketing and trading segment is responsible for gathering, transporting and selling most of Anadarko’s natural gas production as well as volumes of gas, oil and NGLs purchased from third parties. The marketing and trading segment is also responsible for the development of liquefied natural gas facilities and markets. The minerals segment participates in non-operated joint ventures and

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

16.  Segment and Geographic Information (Continued)

royalty arrangements in several coal, trona (natural soda ash) and industrial mineral mines. The segment shown as All Other and Intercompany Eliminations includes other smaller operating units, corporate activities, financing activities and intercompany eliminations.

      The Company’s accounting policies for segments are the same as those described in the summary of accounting policies. Management evaluates segment performance based on profit or loss from operations before income taxes and various other factors. Transfers between segments are accounted for at market value.
      The following table illustrates information related to Anadarko’s business segments:

				All Other
	Oil and Gas	Marketing		and
	Exploration	and		Intercompany
	and Production	Trading	Minerals	Eliminations	Total
millions
2004
Revenues	$2,486	$187	$35	$3,359	$6,067
Intersegment revenues	3,374	15	—	(3,389)	—

Total revenues	5,860	202	35	(30)	6,067

Depreciation, depletion and amortization	1,367	20	4	56	1,447
Impairments related to oil and gas properties	72	—	—	—	72
Other costs and expenses	1,210	149	2	306	1,667

Total costs and expenses	2,649	169	6	362	3,186

Operating income	$3,211	$33	$29	$(392)	$2,881

Net properties and equipment	$14,017	$357	$1,192	$347	$15,913

Capital expenditures	$2,993	$57	$—	$40	$3,090

Goodwill	$1,309	$—	$—	$—	$1,309

2003
Revenues	$2,977	$142	$29	$1,974	$5,122
Intersegment revenues	1,958	12	—	(1,970)	—

Total revenues	4,935	154	29	4	5,122

Depreciation, depletion and amortization	1,223	18	3	53	1,297
Impairments related to oil and gas properties	103	—	—	—	103
Other costs and expenses	1,102	114	2	296	1,514

Total costs and expenses	2,428	132	5	349	2,914

Operating income	$2,507	$22	$24	$(345)	$2,208

Net properties and equipment	$15,560	$253	$1,199	$384	$17,396

Capital expenditures	$2,719	$33	$—	$40	$2,792

Goodwill	$1,389	$—	$—	$—	$1,389

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

16.  Segment and Geographic Information (Continued)

				All Other
	Oil and Gas	Marketing		and
	Exploration	and		Intercompany
	and Production	Trading	Minerals	Eliminations	Total
millions
2002
Revenues	$2,428	$126	$41	$1,250	$3,845
Intersegment revenues	1,236	9	—	(1,245)	—

Total revenues	3,664	135	41	5	3,845

Depreciation, depletion and amortization	1,056	19	3	43	1,121
Impairments related to oil and gas properties	39	—	—	—	39
Other costs and expenses	907	116	2	250	1,275

Total costs and expenses	2,002	135	5	293	2,435

Operating income	$1,662	$—	$36	$(288)	$1,410

Net properties and equipment	$13,204	$237	$1,202	$455	$15,098

Capital expenditures	$2,310	$13	$—	$65	$2,388

Goodwill	$1,434	$—	$—	$—	$1,434

      The following table shows Anadarko’s revenues (based on the origin of the sales) and net properties and equipment by geographic area:

	2004	2003	2002
millions
Revenues
United States	$4,119	$3,531	$2,463
Canada	955	866	649
Algeria	770	541	574
Other International	223	184	159

Total	$6,067	$5,122	$3,845

	2004	2003
millions
Net Properties and Equipment
United States	$11,819	$12,734
Canada	2,425	2,924
Algeria	881	909
Other International	788	829

Total	$15,913	$17,396

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

17.  Restructuring Costs

      In July 2003, Anadarko announced a cost reduction plan to reduce overhead costs from the Company’s cost structure. This plan included a reduction in personnel and corporate expenses and was substantially completed in 2003. The related costs were charged to general and administrative costs in 2003 as specific liabilities were incurred.

      The following table summarizes the Company’s restructuring costs.

Total
Costs
millions
Costs by category
One-time employee termination benefits	$29
Contract termination costs	3
Other	8

Total	$40

Costs by segment
Corporate	$25
Oil and gas exploration and production	15

Total	$40

      The following table is a reconciliation of the beginning and ending restructuring costs liability balances.

millions
Restructuring costs liability as of January 1, 2004	$5
Cash payments during the period	(5)

Restructuring costs liability as of December 31, 2004	$—

18.  Other Taxes

      Significant taxes, other than income taxes, are as follows:

	2004	2003	2002
millions
Production and severance	$163	$154	$99
Ad valorem	119	116	91
Payroll and other	30	24	24

Total	$312	$294	$214

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

19.  Other (Income) Expense

      Other (income) expense consists of the following:

	2004	2003	2002
millions
Operating lease settlement	$63	$—	$—
Foreign currency exchange	2	(19)	1
Firm transportation keep-whole contract valuation	(1)	(9)	(35)
Ineffectiveness of derivative financial instruments	(12)	9	18
Other	—	—	16

Total	$52	$(19)	$—

      The operating lease settlement in 2004 relates to the Corpus Christi West Plant Refinery (West Plant). See Note 23. Foreign currency exchange (gains) losses for the years ended December 31, 2004, 2003 and 2002, exclude benefits (expenses) of $6 million, $(8) million and $35 million, respectively, related to the remeasurement of the Venezuelan deferred tax liability, which are included in income tax expense.

20.  Income Taxes

      Income tax expense (benefit), including deferred amounts, is summarized as follows:

	2004	2003	2002
millions
Current
Federal	$283	$66	$(8)
State	22	4	9
Foreign	281	147	178

Total	586	217	179

Deferred
Federal	175	380	194
State	35	28	10
Foreign	75	104	(7)

Total	285	512	197

Total	$871	$729	$376

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

20.  Income Taxes (Continued)

      Total income taxes differed from the amounts computed by applying the statutory income tax rate to income before income taxes. The sources of these differences are as follows:

	2004	2003	2002
millions
Income Before Income Taxes
Domestic	$1,544	$1,359	$706
Foreign	933	615	501

Total	$2,477	$1,974	$1,207

Statutory tax rate	35%	35%	35%

Tax computed at statutory rate	$867	$691	$423
Adjustments resulting from:
State income taxes (net of federal income tax benefit)	37	21	12
Oil and gas credits	(19)	(17)	(15)
Foreign taxes in excess of federal statutory tax rate	44	81	1
Cross border financing	(51)	(51)	(51)
Effect of change in Canadian income tax rates	(15)	(46)	(5)
Other — net	8	50	11

Total income tax expense	$871	$729	$376

Effective tax rate	35%	37%	31%

      The effect of stock based compensation expense for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to stockholders’ equity in amounts of $36 million, $1 million and $8 million for 2004, 2003 and 2002, respectively.

      Tax effects related to restructuring of certain foreign operations in prior years have been recorded to other assets on the balance sheet and are being recognized in the income statement over the estimated life of the related properties under Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” In 2002, $24 million was credited to other assets on the balance sheet.
      The Company is currently under examination by the Internal Revenue Service (IRS) for various tax years. The Company believes that it has adequately provided for income taxes and interest which may become payable for years that are under examination.
      Certain subsidiaries of the Company are currently in administrative appeals with the IRS or under examination with various foreign jurisdictions for years prior to their acquisition by the Company. The Company determined in 2004 and 2003 that deferred tax liabilities of approximately $103 million and $97 million, respectively, were no longer required due to completion of audits and administrative appeals, filing amended returns and reevaluation of contingencies. Accordingly, the deferred tax liability balances were reduced by these amounts with a corresponding decrease in goodwill. Future events including the conclusion of examinations and administrative appeals by taxing authorities and resolution of contingencies may result in additional adjustments to goodwill.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

20.  Income Taxes (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred assets (liabilities) at December 31, 2004 and 2003 are as follows:

	2004	2003
millions
Net operating loss carryforward	$83	$—
Other	17	—

Net current deferred tax assets	100	—

Oil and gas exploration and development costs	(3,893)	(3,881)
Mineral operations	(441)	(419)
Other	(423)	(417)

Gross long-term deferred tax liabilities	(4,757)	(4,717)

Net operating loss carryforward	90	231
Alternative minimum tax credit carryforward	—	151
Other	512	298

Gross long-term deferred tax assets	602	680
Less: valuation allowance on deferred tax assets not expected to be realized	(259)	(215)

Net long-term deferred tax assets	343	465

Net long-term deferred tax liabilities	(4,414)	(4,252)

Total deferred taxes	$(4,314)	$(4,252)

      Total deferred taxes at December 31, 2004 and 2003 include state deferred taxes of approximately $172 million and $193 million, respectively. Total deferred taxes as of December 31, 2004 and 2003 also include foreign deferred taxes of approximately $906 million and $903 million, respectively.

      As of December 31, 2004, the Company no longer meets the indefinite reinvestment criterion of Accounting Principles Board (APB) Opinion No. 23, “Accounting for Income Taxes — Special Areas,” for the unremitted earnings of foreign subsidiaries. The resulting deferred tax liabilities have been offset with foreign tax credits. As of December 31, 2003, the Company had not recognized U.S. federal deferred income taxes relating to certain foreign subsidiaries for which the indefinite reinvestment criterion of APB No. 23 had been met.
      The Jobs Act introduced a special one-time, 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company is currently evaluating whether to avail itself of this one-time dividends received deduction with respect to the use of up to $500 million of available cash held by a foreign subsidiary. This decision will be made during 2005. The effects of such a repatriation in 2005 would range from zero to $26 million of current tax expense depending on the amount repatriated pursuant to this provision.
      Tax carryforwards at December 31, 2004, which are available for utilization on future income tax returns, are as follows:

			Domestic	Foreign
	Domestic	Foreign	Expiration	Expiration
millions
Net operating loss — regular tax	$—	$248	—	2010-Unlimited
Net operating loss — state	$1,324	$—	2005-2024	—
Capital loss	$3	$17	2009	Unlimited
Foreign tax credit	$17	$—	2010-2014	—

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

21.  Commitments

Leases  The Company has various commitments under noncancelable operating lease agreements for buildings, facilities, aircraft, a production platform and equipment, the majority of which expire at various dates through 2016. The majority of the operating leases are expected to be renewed or replaced as they expire. The Company’s balance sheet does not include assets or liabilities related to these leases since these agreements were structured as operating leases for accounting purposes. At December 31, 2004, future minimum lease payments and receipts due under operating leases are as follows:

		Operating
	Operating	Sublease
	Leases	Income
millions
2005	$67	$(6)
2006	66	(5)
2007	67	(5)
2008	65	(5)
2009	44	(5)
Later years	81	(6)

Total future minimum lease payments	$390	$(32)

      Total rental expense, net of sublease income, amounted to $47 million, $31 million and $42 million in 2004, 2003 and 2002, respectively. Total rental expense includes contingent rental expense related to processing fees of $8 million in 2004.

Buildings  During 2003, the Company’s two corporate office buildings located in The Woodlands, Texas, were acquired by a wholly-owned subsidiary of a major financial institution from the special purpose entities that had leased the buildings to the Company. The original leases were amended and restated, and, other than the extension of the period of the lease, the terms of the replacement lease between the Company and the real estate development company were essentially unchanged. The total amount funded under the new operating lease was approximately $214 million.

      The lease term is seven years and the monthly lease payments are based on the London interbank borrowing rate applied against the lease balance. The lease contains various covenants including covenants regarding the Company’s financial condition. Default under the lease, including violation of these covenants, could require the Company to purchase the facilities for a specified amount, which approximates the lessor’s original cost of $214 million. As of December 31, 2004, the Company was in compliance with these covenants.
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
      The Company has a $6 million liability and corresponding prepaid rent asset as of December 31, 2004 related to its residual value guarantee on the corporate office buildings. If the Company determines that it is probable that the expected fair value of the property at the end of the lease term will be less than the lease balance, the liability will be adjusted accordingly. Currently, Management does not believe it is probable that the fair market value of the properties will be less than the lease balance at the end of the lease term.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

21.  Commitments (Continued)

Aircraft  The table of future minimum lease payments above includes the Company’s lease payment obligations of $6 million related to an aircraft financial operating lease. This lease includes a residual value guarantee for any deficiency if the aircraft is sold for less than the sale option amount (approximately $11 million). In addition, the Company is entitled to any proceeds from a sale of the aircraft in excess of the sale option amount. No liability has been recorded related to this guarantee.

Production Platforms  In 2002, the Company entered into an agreement under which a floating production platform for its Marco Polo discovery in the deepwater Gulf of Mexico was installed in 2004. The other party to the agreement constructed and owns the platform and production facilities that upon mechanical completion became operated by Anadarko. The agreement provides that Anadarko dedicate its production from Green Canyon Block 608 and 11 other Green Canyon blocks to the production facilities. The agreement requires a monthly demand charge of slightly over $2 million for five years and a processing fee based upon production throughput. Anadarko’s commitment to begin payments for the monthly demand charges was incurred upon mechanical completion in 2004. The table of future minimum lease payments above includes amounts related to the monthly demand charge for this agreement. The agreement does not contain any purchase options, purchase obligations or value guarantees.

      During 2004, Anadarko and a group of energy companies (Atwater Valley Producers Group) executed agreements with a third party for the dedication, processing and gathering of natural gas and condensate production from six natural gas fields in the deepwater Gulf of Mexico. The third party will design, construct, install and own Independence Hub, a semi-submersible platform in the deepwater Gulf of Mexico. The platform structure, expected to be mechanically complete in late 2006, will be operated by Anadarko. First production from Anadarko’s discoveries to be processed on the facility is expected in the latter half of 2007. The agreements require a monthly demand charge of about $2 million for five years beginning at the time of mechanical completion, a processing fee based upon production throughput and a transportation fee based upon pipeline throughput. Since the Company’s obligation related to the agreements begins at the time of mechanical completion, the table of future minimum lease payments above does not include any amounts related to these agreements. The agreements do not contain any purchase options, purchase obligations or value guarantees.

22.  Pension Plans, Other Postretirement Benefits and Employee Savings Plans

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

      In 2004, the Company made contributions of $77 million to its funded pension plans, $39 million to its unfunded pension plans and $7 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. In 2005, the Company expects to contribute about $60 million to its funded pension plans, $4 million to its unfunded pension plans and $7 million to its unfunded other postretirement benefit plans.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

22.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

      The following table sets forth the Company’s pension and other postretirement benefits changes in benefit obligation, fair value of plan assets, funded status and amounts recognized in the financial statements as of December 31, 2004 and 2003.

	Pension Benefits		Other Benefits

	2004	2003	2004	2003
millions
Change in benefit obligation
Benefit obligation at beginning of year	$559	$489	$161	$131
Service cost	24	22	11	7
Interest cost	32	34	9	9
Plan amendments	(2)	21	—	(6)
Special termination benefits	1	3	—	—
Actuarial (gain) loss	130	26	(10)	29
Foreign currency exchange rate change	5	8	—	—
Benefit payments	(74)	(44)	(7)	(9)

Benefit obligation at end of year	$675	$559	$164	$161

Change in plan assets
Fair value of plan assets at beginning of year	$375	$286	$—	$—
Actual return on plan assets	54	58	—	—
Employer contributions	116	66	7	9
Foreign currency exchange rate change	4	9	—	—
Benefit payments	(74)	(44)	(7)	(9)

Fair value of plan assets at end of year	$475	$375	$—	$—

Funded status of the plan	$(200)	$(184)	$(164)	$(161)
Unrecognized actuarial loss	271	174	44	58
Unrecognized prior service cost	7	8	—	—

Total recognized	$78	$(2)	$(120)	$(103)

Total recognized amounts in the balance sheet consist of:
Prepaid benefit cost	$32	$21	$—	$—
Accrued benefit liability	(83)	(123)	(120)	(103)
Intangible asset	8	10	—	—
Other comprehensive expense	121	90	—	—

Total recognized	$78	$(2)	$(120)	$(103)

      The accumulated benefit obligation for all defined benefit pension plans was $534 million and $492 million as of December 31, 2004 and 2003, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $648 million, $507 million and $427 million, respectively, as of December 31, 2004, and $530 million, $463 million and $332 million, respectively, as of December 31, 2003. The Company’s benefit obligation under the unfunded pension plans are secured by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust. See Note 13.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

22.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company made a one-time election to defer accounting for the effect of the Act for the year ended December 31, 2003. In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP FAS 106-1 and became effective in the third quarter of 2004. The Company believes that its other postretirement benefit plan benefits are actuarially equivalent to Medicare Part D and that it is eligible for the federal subsidy for sponsors under the Act. The effect of the Act was recognized on a prospective basis beginning in the third quarter of 2004 and resulted in a reduction to expense of $2 million in 2004. The adoption of FSP FAS 106-2 did not materially affect the Company’s consolidated financial statements.

      The following table sets forth the Company’s pension and other postretirement benefit cost.

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002
millions
Components of net periodic benefit cost
Service cost	$24	$22	$14	$11	$7	$5
Interest cost	32	34	29	9	9	8
Expected return on plan assets	(33)	(30)	(31)	—	—	—
Settlements	—	17	—	—	—	—
Special termination benefits	1	3	—	—	—	—
Amortization values and deferrals	11	14	4	3	2	1

Net periodic benefit cost	$35	$60	$16	$23	$18	$14

      As a result of the Company’s refocused strategy in 2004 and its cost reduction plan in 2003, special termination benefit charges of $1 million and $3 million were recorded to general and administrative expense in 2004 and 2003, respectively. See Note 17. As a result of executive retirements in 2003, a settlement charge of $17 million was recorded to general and administrative expense in 2003. The increase (decrease) in the Company’s minimum liability included in other comprehensive income related to the pension plans was $31 million, $(29) million and $115 million for 2004, 2003 and 2002, respectively.

      Following are the weighted-average assumptions used by the Company in determining the pension and other postretirement benefit obligations as of December 31, 2004 and 2003:

	Pension		Other
	Benefits		Benefits

	2004	2003	2004	2003
percent

Discount rate	5.75%	6.25%	5.75%	6.25%
Rates of increase in compensation levels	5.0%	5.0%	5.0%	5.0%

      Following are the weighted-average assumptions used by the Company in determining the net periodic pension and other postretirement benefit cost for 2004 and 2003:

	Pension		Other
	Benefits		Benefits

	2004	2003	2004	2003
percent

Discount rate	6.25%	6.75%	6.25%	6.75%
Long-term rate of return on plan assets	8.0%	8.0%	n/a	n/a
Rates of increase in compensation levels	5.0%	5.0%	5.0%	5.0%

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

22.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

      The Company has adopted a balanced, diversified investment strategy, with the intent of maximizing returns without exposure to undue risk. Investments are typically made through investment managers across several investment categories (Domestic Large and Small Cap, International, Domestic Fixed Income, Real Estate and Private Equity), with selective exposure to Growth/ Value investment styles. Performance for each investment is measured relative to the appropriate index benchmark for its category. Target asset allocation percentages by major category are 65% equity securities, 25% fixed income, 5% real estate and 5% private equity. Investment managers have full discretion as to investment decisions regarding all funds under their management to the extent permitted within investment guidelines. Certain investments are prohibited, including short sales, sales on margin, securities of companies in bankruptcy, investments in financial futures and commodities and currency exchanges.

      The Company’s pension plans as of December 31, 2004 and 2003 were comprised of assets by category as follows:

	2004	2003
percent

Assets
Equity securities	73%	69%
Fixed income	23	27
Other	4	4

Total	100%	100%

      There are no direct investments in Anadarko common stock included in plan assets; however, there may be indirect investments in Anadarko common stock through the plans’ mutual fund investments. The expected long-term rate of return on assets assumption was determined using the year-end 2004 pension investment balances by category and projected target asset allocations for 2005. The expected return for each of these categories was determined by using capital market projections provided by the Company’s external pension consultants, with consideration of actual five-year performance statistics for investments in place. The return assumption is slightly conservative in recognition of the accumulated unrecognized loss included in net assets of the Company’s pension plans.

      The following benefit payments and federal subsidy receipts, which reflect expected future service, as appropriate, are expected to be paid (received) as follows:

	Pension	Other	Federal
	Benefit	Benefit	Subsidy
	Payments	Payments	Receipts
millions

2005	$31	$7	$—
2006	32	7	(1)
2007	36	7	(1)
2008	40	7	(1)
2009	42	8	(1)
2010-2014	311	42	(4)

      For year-end 2004 measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% in 2011 and later years. For year-end 2003 measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5% in 2008 and later

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

22.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

years. The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plan. A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
millions
Effect on total of service and interest cost components	$4	$(3)
Effect on other postretirement benefit obligation	$19	$(17)

Employee Savings Plan  The Company has an employee savings plan (ESP), which is a defined contribution plan. The Company matches a portion of employees’ contributions with shares of the Company’s common stock. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $14 million, $14 million and $12 million during 2004, 2003 and 2002, respectively. The contributions were funded through the Employee Stock Ownership Plan (ESOP).

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
      As of December 31, 2004 and 2003, the unallocated shares in the ESOP were 0.1 million and 0.4 million, respectively, and the fair value of unallocated ESOP shares at December 31, 2004 and 2003 was $7 million and $18 million, respectively. In 2004, 2003 and 2002, no compensation cost related to the allocation of ESOP shares, other than expense under the ESP, was recorded.

23.  Contingencies

General  The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries located in Texas, California and Oklahoma. Two companies Anadarko acquired in 2000 and 2002 sold the refineries prior to being acquired by Anadarko. While the ultimate outcome and impact on the Company cannot be predicted with certainty, Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved. Discussed below are several specific proceedings.

Royalty Litigation  The Company is subject to various claims from its royalty owners in the regular course of its business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the “Gas Qui Tam case”) filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company’s present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

23.  Contingencies (Continued)

have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright’s failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. The trial court denied the defendants’ motions in January 2005 and the Company is reviewing the orders to determine whether an appeal is appropriate. Meanwhile, the court set a preliminary trial date in 2007.

      A group of royalty owners purporting to represent Anadarko’s gas royalty owners in Texas was granted class action certification styled Neinast, Russell, et al. v. Union Pacific Resources Company, et al. in December 1999, by the 21st Judicial District Court of Washington County, Texas, in connection with a gas royalty underpayment case against the Company. This certification did not constitute a review by the Court of the merits of the claims being asserted. The royalty owners’ pleadings did not specify the damages being claimed, although a demand for damages in the amount of $66 million was asserted. The Company appealed the class certification order. A favorable decision from the Houston Court of Appeals decertified the class. The decision from the Houston Court of Appeals became final in the second quarter of 2002. In the fourth quarter of 2003, the royalty owners filed a new petition alleging that the class may properly be brought so long as “sub-class” groups are broken out. The same attorneys who filed the Neinast lawsuit as a state-wide class action also filed a lawsuit, styled Hankins, Lowell F., et al. v. Union Pacific Resources Group Inc., et al., in the 112th Judicial District Court, Crockett County, Texas. The two lawsuits are substantially identical, except that the Hankins lawsuit is limited to royalty owners in Crockett and Sutton Counties. The Texas Supreme Court has reversed certification of this class; however, as with the Neinast case, the plaintiffs indicated that they would seek certification of sub-classes and continue to prosecute the claims. The Company subsequently settled these cases, the court entered a final judgment approving the settlements and the litigation was concluded in 2004.
      A royalty owner action styled Texas Osage Royalty Pool, Inc. v. UPRG, Inc., UP Fuels, Inc., et al. was filed in January 1997 in the 335th District Court of Lee County, Texas. The case involved allegations that a company Anadarko acquired by merger in 2000, UPRG, Inc., failed to properly pay royalties due Texas Osage. In addition, the plaintiff contended that the Company failed to comply with express and implied provisions of various leases since April 1993. The Company reached a settlement in this case, and the lawsuit was dismissed in 2004.
      Royalty litigation settlement agreement charges of $17 million, after income taxes, were expensed in 2004.

T-Bar X Lawsuit  T-Bar X Limited Company v. Anadarko Petroleum Corporation, a case filed in the 82nd Judicial District Court of Robertson County, Texas, involves a dispute regarding a confidentiality agreement that Anadarko executed in August 1999. On January 28, 2004, based upon a jury verdict, the court entered a $145 million judgment in favor of the plaintiff as follows: $40 million in actual damages; $100 million in punitive damages; and, $5 million in pre-judgment interest. The court later signed an Amended Final Judgment on April 14, 2004, which reduced the punitive damages to $80 million reducing the total judgment to approximately $125 million. Anadarko appealed the case to the Court of Appeals for the 10th District of Texas at Waco. The Company believed that it had strong arguments for a reversal on appeal and that it was not probable that the judgment would be affirmed. As of December 30, 2004, the parties executed a Settlement and Release Agreement to resolve all disputes for approximately $38 million. As a result of the settlement, the appellate court reversed the Amended Final Judgment and remanded the case to the trial court, with instructions for the trial court to enter a judgment in accord with the parties’ settlement. The trial court entered such a judgment in February 2005. Financial results for 2004 included a charge of $24 million, after income taxes, related to this settlement.

Other  The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material effect on the Company.

Lease Agreement  The Company, through one of its affiliates (formerly a subsidiary of Union Pacific Resources Group, Inc. or UPRG), is a party to a lease agreement for the West Plant, a refinery facility located in Corpus

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

23.  Contingencies (Continued)

Christi, Texas. The initial term of the lease expired December 31, 2003, but Anadarko had renewal options extending through January 31, 2011 at fair market rental rates and the right to purchase the West Plant at a fair market sales value on January 31, 2011. In conjunction with UPRG exiting the refinery business in 1987, the West Plant was subleased to CITGO Petroleum Corporation (CITGO) under terms substantially the same as the Company’s lease, with sublease payments during any renewal period equal to the lesser of the fair market rental rates as determined in the Company’s lease or $5 million. Additionally, CITGO has the option under the sublease to purchase the West Plant from the Company on January 31, 2011 at a specified purchase price.

      For the renewal term, the fair market rental rates of the West Plant were to be determined by the appraisal process specified in the lease agreement. Prior to the completion of the fair market rental rate determination by the appraisers, Anadarko and the lessor agreed to rental rates for the period 2004 to 2011 and a maximum purchase price at the end of the lease term. Subsequent to this agreement, Anadarko also agreed to purchase the West Plant on January 31, 2011 at a price less than the previously stipulated maximum amount. Since the agreed upon rental rates exceeded the capped sublease payments from CITGO and the Company’s purchase price exceeded CITGO’s specified purchase price in 2011, the Company recorded a liability of $63 million in 2004. This amount represented the present value of the excess of the annual rental amounts payable to the lessor over the amounts under the sublease for 2004 to 2011 as well as the present value of the excess of the purchase price payable to the lessor in 2011 over CITGO’s specified purchase price.

Guarantees and Indemnifications  Anadarko is guarantor for certain obligations of its wholly-owned and consolidated subsidiaries, which are included in the consolidated financial statements and notes. The Company has also made a residual value guarantee in connection with an aircraft operating lease for any deficiency if the aircraft is sold for less than the maximum lessee risk amount of approximately $11 million. No liability has been recorded related to this guarantee.

      The Company is guarantor for specific financial obligations of a trona mining affiliate. The investment in this entity, which is not a consolidated subsidiary, is accounted for using the equity method. The Company has guaranteed a portion of amounts due under a revolving credit agreement and various letters of credit used to secure industrial revenue bonds. The Company’s guarantee under the revolving credit agreement expires in 2005 coinciding with the maturity of that agreement. The Company’s guarantees under the letters of credit securing the industrial revenue bonds expire in 2005; however, these letters of credit and the related guarantees are expected to be extended or to continue until the maturity dates of the obligations which range from 2007 to 2018. The Company would be obligated to pay up to $15 million for the revolving credit agreement and $15 million for the industrial revenue bonds if the affiliate defaulted on these obligations. No liability has been recognized for these guarantees as of December 31, 2004.
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
      The Company also provides certain indemnifications in relation to dispositions of assets. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with a sale of properties in 2001, the Company indemnified the purchaser for the use of certain currency remeasurement losses utilized by the Company in previously filed tax returns. These losses have been disallowed by the taxing authorities. The Company filed a lawsuit in which a ruling was obtained in its favor, but the taxing authorities have filed an appeal with respect to that ruling. The Company has a $22 million liability recorded for the contingency. In connection with the sale of a Canadian subsidiary in 2004, the Company indemnified the purchaser regarding certain tax pool balances. The Company has an $8 million liability recorded for the contingency.

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL QUARTERLY INFORMATION
(Unaudited)

Quarterly Financial Data

      The following table shows summary quarterly financial data for 2004 and 2003.

	First	Second	Third	Fourth
millions except per share amounts	Quarter	Quarter	Quarter	Quarter

2004
Revenues	$1,460	$1,443	$1,562	$1,602
Operating income, pretax	728	687	747	719
Net income before cumulative effect of change in accounting principle	$393	$406	$401	$406
Net income available to common stockholders before cumulative effect of change in accounting principle	$392	$405	$399	$405
Net income available to common stockholders	$392	$405	$399	$405
EPS - before cumulative effect of change in accounting principle - basic	$1.56	$1.60	$1.59	$1.66
EPS - before cumulative effect of change in accounting principle - diluted	$1.55	$1.59	$1.58	$1.64
EPS - basic	$1.56	$1.60	$1.59	$1.66
EPS - diluted	$1.55	$1.59	$1.58	$1.64
Average number common shares outstanding - basic	252	252	250	244
Average number common shares outstanding - diluted	254	254	253	246

2003
Revenues	$1,255	$1,249	$1,340	$1,278
Operating income, pretax	621	552	540	495
Net income before cumulative effect of change in accounting principle	$372	$302	$276	$295
Net income available to common stockholders before cumulative effect of change in accounting principle	$371	$301	$274	$294
Net income available to common stockholders	$418	$301	$274	$294
EPS - before cumulative effect of change in accounting principle - basic	$1.49	$1.21	$1.09	$1.18
EPS - before cumulative effect of change in accounting principle - diluted	$1.45	$1.20	$1.09	$1.17
EPS - basic	$1.68	$1.21	$1.09	$1.18
EPS - diluted	$1.63	$1.20	$1.09	$1.17
Average number common shares outstanding - basic	249	250	250	250
Average number common shares outstanding - diluted	258	252	251	252

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Exploration and Production Activities

      The following is historical revenue and cost information relating to the Company’s oil and gas activities.

Costs Excluded

      Costs associated with unproved properties and major development projects of $1.6 billion and $2.5 billion as of December 31, 2004 and 2003, respectively, are excluded from amounts subject to amortization. The majority of the evaluation activities are expected to be completed within three to ten years.

Costs Excluded by Year Incurred

	Year Costs Incurred				Excluded
					Costs at
	Prior				Dec. 31,
	Years	2002	2003	2004	2004
millions
Property acquisition	$683	$87	$78	$108	$956
Exploration	131	84	127	171	513
Capitalized interest	67	26	30	50	173

Total	$881	$197	$235	$329	$1,642

Costs Excluded by Country

				Other
	U.S.	Canada	Algeria	International	Total
millions
Property acquisition	$857	$93	$—	$6	$956
Exploration	316	67	6	124	513
Capitalized interest	138	17	—	18	173

Total	$1,311	$177	$6	$148	$1,642

Changes in Costs Excluded by Country

				Other
	U.S.	Canada	Algeria	International	Total
millions
December 31, 2002	$2,380	$509	$11	$185	$3,085
Additional costs incurred	487	60	—	57	604
Costs transferred to DD&A pool	(837)	(329)	(2)	(100)	(1,268)
Impact of foreign currency exchange rate changes	—	103	—	—	103

December 31, 2003	2,030	343	9	142	2,524
Additional costs incurred	410	51	8	50	519
Costs transferred to DD&A pool	(1,129)	(229)	(11)	(44)	(1,413)
Impact of foreign currency exchange rate changes	—	12	—	—	12

December 31, 2004	$1,311	$177	$6	$148	$1,642

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Capitalized Costs Related to Oil and Gas Producing Activities

	2004	2003
millions
United States
Capitalized
Unproved properties	$1,311	$2,030
Proved properties	14,566	15,213

	15,877	17,243
Accumulated depreciation, depletion and amortization	5,845	6,309

Net capitalized costs	10,032	10,934

Canada
Capitalized
Unproved properties	177	343
Proved properties	4,457	4,401

	4,634	4,744
Accumulated depreciation, depletion and amortization	2,307	1,846

Net capitalized costs	2,327	2,898

Algeria
Capitalized
Unproved properties	6	9
Proved properties	1,199	1,136

	1,205	1,145
Accumulated depreciation, depletion and amortization	335	246

Net capitalized costs	870	899

Other International
Capitalized
Unproved properties	148	142
Proved properties	1,094	998

	1,242	1,140
Accumulated depreciation, depletion and amortization	454	311

Net capitalized costs	788	829

Total
Capitalized
Unproved properties	1,642	2,524
Proved properties	21,316	21,748

	22,958	24,272
Accumulated depreciation, depletion and amortization	8,941	8,712

Net capitalized costs	$14,017	$15,560

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Costs Incurred in Oil and Gas Producing Activities

	2004	2003	2002
millions
United States
Property acquisition
Exploration	$123	$100	$341
Development	(1)	203	248
Exploration	339	454	654
Development(1)	1,809	1,400	715

Total United States(2)	2,270	2,157	1,958

Canada
Property acquisition
Exploration	20	24	25
Development	4	—	3
Exploration	126	176	138
Development(1)	429	307	237

Total Canada(2)	579	507	403

Algeria
Exploration	20	17	15
Development(1)	40	62	140

Total Algeria(2)	60	79	155

Other International
Property acquisition
Exploration	12	—	11
Development	—	—	26
Exploration	28	66	54
Development(1)	70	77	108

Total Other International(2)	$110	$143	$199

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Costs Incurred in Oil and Gas Producing Activities (Continued)

	2004	2003	2002
millions
Total
Property acquisition
Exploration	$155	$124	$377
Development	3	203	277
Exploration	513	713	861
Development(1)	2,348	1,846	1,200

Total(2)	$3,019	$2,886	$2,715

(1)	Development costs incurred for the year include costs related to the prior year-end proved undeveloped reserves as follows:

	2004	2003	2002
millions
United States	$861	$507	$336
Canada	138	92	65
Algeria	22	35	87
Other International	29	25	70

Total	$1,050	$659	$558

(2)	The 2004 and 2003 total costs incurred include asset retirement costs and exclude actual asset retirement expenditures in accordance with the Financial Accounting Standards Board staff memorandum issued January 21, 2004. Costs incurred for 2004 include asset retirement costs of $46 million for the United States, $5 million for Canada, $1 million for Algeria and zero for Other International, which total $52 million. Costs incurred for 2004 exclude asset retirement expenditures of $24 million for the United States, $2 million for Canada, zero for Algeria and zero for Other International, which total $26 million. Costs incurred for 2003 include asset retirement costs of $164 million for the United States, $15 million for Canada, $1 million for Algeria and $7 million for Other International, which total $187 million. Costs incurred for 2003 exclude asset retirement expenditures of $15 million for the United States, $5 million for Canada, zero for Algeria and zero for Other International, which total $20 million. The 2003 total costs incurred exclude the initial asset retirement costs of $352 million as of January 1, 2003.

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

	2004	2003	2002
millions
United States
Net revenues from production
Third-party sales of gas, oil, condensate and NGLs	$1,609	$2,053	$1,570
Gas and oil sold to consolidated affiliates	2,430	1,392	804

	4,039	3,445	2,374
Production costs
Direct operating	390	349	312
Transportation and cost of product	160	126	107
Production related general and administrative expenses	28	31	14
Other taxes	267	247	172

	845	753	605
Depreciation, depletion and amortization	896	827	710

	2,298	1,865	1,059
Income tax expense	820	647	365

Results of operations	$1,478	$1,218	$694

DD&A rate per net equivalent barrel	$6.82	$6.15	$5.46

Canada
Net revenues from production
Third-party sales of gas, oil, condensate and NGLs	$849	$828	$629
Gas and oil sold to consolidated affiliates	96	30	12

	945	858	641
Production costs
Direct operating	160	163	156
Transportation and cost of product	26	22	19
Production related general and administrative expenses	49	39	31
Other taxes	21	18	18

	256	242	224
Depreciation, depletion and amortization	305	259	215

	384	357	202
Income tax expense	150	147	86

Results of operations	$234	$210	$116

DD&A rate per net equivalent barrel	$10.55	$8.58	$6.09

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Results of Operations for Producing Activities (Continued)

	2004	2003	2002
millions
Algeria
Net revenues from production
Third-party sales of oil	$203	$171	$182
Oil sold to consolidated affiliates	567	370	392

	770	541	574
Production costs
Direct operating	34	22	14
Transportation and cost of product	22	18	17
Production related general and administrative expenses	9	8	10

	65	48	41
Depreciation, depletion and amortization	91	70	69

	614	423	464
Income tax expense	233	161	176

Results of operations	$381	$262	$288

DD&A rate per net equivalent barrel	$4.11	$3.68	$2.93

Other International
Net revenues from production
Third-party sales of gas, oil and condensate	$146	$124	$131
Oil sold to consolidated affiliates	79	60	28

	225	184	159
Production costs
Direct operating	57	62	60
Production related general and administrative expenses	5	5	5
Other taxes	3	2	3

	65	69	68
Depreciation, depletion and amortization	75	67	62
Impairments related to oil and gas properties	72	103	39

	13	(55)	(10)
Income tax expense (benefit)	7	(22)	(4)

Results of operations	$6	$(33)	$(6)

DD&A rate per net equivalent barrel	$9.31	$8.44	$7.75

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Results of Operations for Producing Activities (Continued)

	2004	2003	2002
millions
Total
Net revenues from production
Third-party sales of gas, oil, condensate and NGLs	$2,807	$3,176	$2,512
Gas and oil sold to consolidated affiliates	3,172	1,852	1,236

	5,979	5,028	3,748
Production costs
Direct operating	641	596	542
Transportation and cost of product	208	166	143
Production related general and administrative expenses	91	83	60
Other taxes	291	267	193

	1,231	1,112	938
Depreciation, depletion and amortization	1,367	1,223	1,056
Impairments related to oil and gas properties	72	103	39

	3,309	2,590	1,715
Income tax expense	1,210	933	623

Results of operations	$2,099	$1,657	$1,092

DD&A rate per net equivalent barrel	$7.18	$6.38	$5.36

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

      Algerian reserves are shown in accordance with each Production Sharing Agreement (PSA). The reserves include estimated quantities allocated to Anadarko for recovery of costs and Algerian taxes and Anadarko’s net equity share after recovery of such costs. Other international reserves are shown in accordance with the respective PSA or risk service contract and are calculated using the economic interest method.
      The Company’s reserves decreased in 2004 primarily due to the divestiture of properties under the Company’s refocused strategy and current year production, offset in part by reserve additions related to exploration and development drilling in North America. The Company’s reserves increased in 2003 primarily from exploration and development drilling, offset in part by production. The Company’s reserves increased in 2002 primarily from exploration and development drilling and corporate acquisitions, offset in part by production, downward revisions to prior estimates and divestitures. Under the terms of Anadarko’s risk service contract with the national oil company of Venezuela, Anadarko earns a fee that is translated into barrels of oil based on current prices. This means that higher oil prices reduce the Company’s reported oil reserves and production volumes from that project; however, reserve and production fluctuations due to the economic interest calculation have no impact on the value of the project.
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
      Beginning in 2003, Anadarko bolstered its internal control of these estimates by using a corporate review team comprised of five technical experts: four members from within Anadarko who are independent of the operating groups responsible for the reserve estimates, and one member from Netherland, Sewell & Associates, Inc. (NSAI), an independent worldwide reserves consultant. The procedures and methods used by Anadarko in preparing its estimates of proved reserves and future revenues, as of December 31, 2004, were reviewed by the team. Through participation on the team, NSAI reviewed 75% of the Company’s 2004 reserve additions, as well as specific major properties representing 84% of Anadarko’s total worldwide reserves. NSAI determined that the general methods and procedures used by Anadarko in the reserve estimation process were reasonable and the estimates for those properties reviewed appeared reasonable and were prepared in accordance with SEC Regulation S-X Rule 4-10(a) and generally accepted petroleum engineering and evaluation principles. A copy of the NSAI report is attached as Exhibit 99.1 of this Form 10-K.
      In 2003, the Company initiated an effort to annually report the status of its PUDs. The Company annually reviews all PUDs, with a particular focus on those PUDs that have been booked for three or more years, to ensure that there is an appropriate plan for development. Generally, onshore United States PUDs are converted to proved developed reserves within two years. Certain projects, such as enhanced oil recovery, arctic development, deepwater development and many international programs, may take longer, sometimes beyond five years. Nearly 85% of the Company’s PUDs booked prior to 2000 are in Algeria and are being developed according to an Algerian government approved plan. The remaining PUDs booked prior to 2000 are primarily associated with ongoing programs in the onshore United States for improved recovery.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves (Continued)

      The following table presents the Company’s PUDs vintage, geographic location and percentage of total proved reserves as of December 31, 2004:

						Percentage
				Other		of Total
	U.S.	Canada	Algeria	Int’l	Total	Proved Reserves
MMBOE
Year added
2004	265	22	19	4	310	13%
2003	179	11	23	8	221	9%
2002	38	13	13	—	64	3%
2001	53	5	36	38	132	6%
2000	4	8	19	16	47	2%
Prior years	12	—	64	—	76	3%

Total Proved Undeveloped Reserves	551	59	174	66	850	36%

Total Proved Reserves	1,646	254	350	117	2,367

Percentage of Total Proved Reserves	33%	23%	50%	56%	36%

      The following table compares the December 31, 2004 PUDs to the December 31, 2003 and 2002 PUDs by year added. It illustrates the Company’s effectiveness in converting PUDs to developed reserves.

				% Reduction	% Reduction
	2004	2003	2002	2003-2004	2002-2004
MMBOE
Year added
2004	310	—	—	n/a	n/a
2003	221	328	—	33%	n/a
2002	64	100	154	36%	58%
2001	132	184	340	28%	61%
2000	47	58	78	19%	40%
Prior years	76	116	188	34%	60%

Total Proved Undeveloped Reserves	850	786	760

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves (Continued)

	Natural Gas				Oil, Condensate and NGLs
	(Bcf)				(MMBbls)

			Other					Other
	U.S.	Canada	Int’l	Total	U.S.	Canada	Algeria	Int’l	Total

Proved Reserves
December 31, 2001	5,648	1,241	146	7,035	473	108	387	164	1,132
Revisions of prior estimates
Performance	(37)	(51)	—	(88)	21	(17)	(8)	(20)	(24)
Price-related	115	9	(2)	122	12	2	13	(32)	(5)
Extensions, discoveries and other additions	445	303	—	748	51	8	3	—	62
Improved recovery	(6)	—	—	(6)	8	—	—	—	8
Purchases in place	86	1	—	87	60	—	—	13	73
Sales in place	(53)	(25)	—	(78)	(2)	(24)	—	—	(26)
Production	(505)	(135)	—	(640)	(45)	(13)	(23)	(8)	(89)

December 31, 2002	5,693	1,343	144	7,180	578	64	372	117	1,131
Revisions of prior estimates
Performance	(228)	57	(1)	(172)	15	3	1	(1)	18
Price-related	31	—	1	32	(1)	(1)	2	1	1
Extensions, discoveries and other additions	982	221	—	1,203	55	4	5	—	64
Improved recovery	18	2	—	20	72	2	—	—	74
Purchases in place	115	48	—	163	27	—	—	—	27
Sales in place	(21)	(38)	—	(59)	(4)	—	—	—	(4)
Production	(503)	(140)	—	(643)	(51)	(7)	(19)	(8)	(85)

December 31, 2003	6,087	1,493	144	7,724	691	65	361	109	1,226
Revisions of prior estimates
Performance	(245)	(36)	9	(272)	4	(5)	—	(4)	(5)
Price-related	(4)	1	—	(3)	(5)	1	7	(5)	(2)
Extensions, discoveries and other additions	1,387	227	—	1,614	66	5	4	—	75
Improved recovery	—	(1)	—	(1)	42	(1)	—	—	41
Purchases in place	10	3	—	13	1	—	—	—	1
Sales in place	(643)	(267)	—	(910)	(119)	(19)	—	—	(138)
Production	(499)	(138)	—	(637)	(48)	(6)	(22)	(9)	(85)

December 31, 2004	6,093	1,282	153	7,528	632	40	350	91	1,113

Proved Developed Reserves
December 31, 2001	4,247	1,028	—	5,275	321	79	154	72	626
December 31, 2002	4,299	995	—	5,294	377	46	191	72	686
December 31, 2003	4,725	1,164	—	5,889	451	48	182	65	746
December 31, 2004	4,469	997	—	5,466	350	29	176	51	606
Proved Undeveloped Reserves
December 31, 2001	1,401	213	146	1,760	152	29	233	92	506
December 31, 2002	1,394	348	144	1,886	201	18	181	45	445
December 31, 2003	1,362	329	144	1,835	240	17	179	44	480
December 31, 2004	1,624	285	153	2,062	282	11	174	40	507

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves (Continued)

	Total
	(MMBOE)

				Other
	U.S.	Canada	Algeria	Int’l	Total

Proved Reserves
December 31, 2001	1,415	315	387	188	2,305
Revisions of prior estimates
Performance	14	(26)	(8)	(18)	(38)
Price-related	32	3	13	(33)	15
Extensions, discoveries and other additions	124	59	3	—	186
Improved recovery	8	—	—	—	8
Purchases in place	74	—	—	13	87
Sales in place	(11)	(28)	—	—	(39)
Production	(130)	(35)	(23)	(8)	(196)

December 31, 2002	1,526	288	372	142	2,328
Revisions of prior estimates
Performance	(24)	12	1	(1)	(12)
Price-related	5	(1)	2	1	7
Extensions, discoveries and other additions	219	41	5	—	265
Improved recovery	75	2	—	—	77
Purchases in place	46	8	—	—	54
Sales in place	(8)	(6)	—	—	(14)
Production	(135)	(30)	(19)	(8)	(192)

December 31, 2003	1,704	314	361	134	2,513
Revisions of prior estimates
Performance	(37)	(11)	—	(3)	(51)
Price-related	(6)	1	7	(5)	(3)
Extensions, discoveries and other additions	297	43	4	—	344
Improved recovery	42	(1)	—	—	41
Purchases in place	3	1	—	—	4
Sales in place	(226)	(64)	—	—	(290)
Production	(131)	(29)	(22)	(9)	(191)

December 31, 2004	1,646	254	350	117	2,367

Proved Developed Reserves
December 31, 2001	1,029	250	154	72	1,505
December 31, 2002	1,093	212	191	72	1,568
December 31, 2003	1,238	242	182	65	1,727
December 31, 2004	1,095	195	176	51	1,517
Proved Undeveloped Reserves
December 31, 2001	386	65	233	116	800
December 31, 2002	433	76	181	70	760
December 31, 2003	466	72	179	69	786
December 31, 2004	551	59	174	66	850

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

      At December 31, 2004, the present value (discounted at 10%) of future net revenues from Anadarko’s proved reserves was $28.4 billion, before income taxes, and $18.6 billion, after income taxes, (stated in accordance with the regulations of the SEC and the FASB). The after income taxes decrease of $134 million or 1% in 2004 compared to 2003 is primarily due to divestitures of properties under the Company’s refocused strategy, offset in part by additions of proved reserves related to successful drilling and development and higher natural gas and oil prices at year-end 2004. Derivative contracts that qualify as cash flow hedges have not been included in the estimates of future net cash flows. As of December 31, 2004, the undiscounted and discounted amounts related to cash flow hedges that would have reduced future net cash flows were $29 million and $26 million, respectively, before income taxes, and the discounted after income taxes amount was $16 million.
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

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	2004	2003	2002
millions

United States
Future cash inflows	$54,908	$51,346	$36,536
Future production costs	12,303	11,529	8,989
Future development costs	3,718	2,796	2,142

Future net cash flows before income taxes	38,887	37,021	25,405
10% annual discount for estimated timing of cash flows	20,608	18,258	12,695

Discounted future net cash flows before income taxes	18,279	18,763	12,710
Future income taxes, net of 10% annual discount	6,356	6,267	4,113

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	11,923	12,496	8,597

Canada
Future cash inflows	7,564	9,602	6,609
Future production costs	1,969	2,548	1,478
Future development costs	648	637	516

Future net cash flows before income taxes	4,947	6,417	4,615
10% annual discount for estimated timing of cash flows	2,536	3,126	2,048

Discounted future net cash flows before income taxes	2,411	3,291	2,567
Future income taxes, net of 10% annual discount	610	753	821

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	1,801	2,538	1,746

Algeria
Future cash inflows	14,348	11,092	11,597
Future production costs	1,108	1,052	1,209
Future development costs	599	596	478

Future net cash flows before income taxes	12,641	9,444	9,910
10% annual discount for estimated timing of cash flows	6,145	4,735	5,127

Discounted future net cash flows before income taxes	6,496	4,709	4,783
Future income taxes, net of 10% annual discount	2,381	1,718	1,747

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$4,115	$2,991	$3,036

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Continued)

	2004	2003	2002
millions

Other International
Future cash inflows	$2,669	$2,680	$2,933
Future production costs	543	648	709
Future development costs	365	370	432

Future net cash flows before income taxes	1,761	1,662	1,792
10% annual discount for estimated timing of cash flows	581	638	747

Discounted future net cash flows before income taxes	1,180	1,024	1,045
Future income taxes, net of 10% annual discount	370	266	314

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	810	758	731

Total
Future cash inflows	79,489	74,720	57,675
Future production costs	15,923	15,777	12,385
Future development costs	5,330	4,399	3,568

Future net cash flows before income taxes	58,236	54,544	41,722
10% annual discount for estimated timing of cash flows	29,870	26,757	20,617

Discounted future net cash flows before income taxes	28,366	27,787	21,105
Future income taxes, net of 10% annual discount	9,717	9,004	6,995

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$18,649	$18,783	$14,110

          Expected future development costs over the next three years to develop PUDs as of December 31, 2004 are as follows:

	2005	2006	2007

millions

United States	$1,324	$684	$332
Canada	145	133	150
Algeria	52	152	167
Other International	96	54	27

Total	$1,617	$1,023	$676

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Oil and Gas Reserves

	2004	2003	2002
millions
United States
Beginning of year	$12,496	$8,597	$4,490
Sales and transfers of oil and gas produced, net of production costs	(3,194)	(2,707)	(1,769)
Net changes in prices and production costs	1,519	3,492	5,935
Changes in estimated future development costs	(527)	288	(206)
Extensions, discoveries, additions and improved recovery, less related costs	4,233	4,053	999
Development costs incurred during the period	818	524	331
Revisions of previous quantity estimates	(707)	(616)	441
Purchases of minerals in place	28	501	532
Sales of minerals in place	(4,118)	(44)	(82)
Accretion of discount	1,876	1,271	625
Net change in income taxes	(89)	(2,154)	(2,349)
Other	(412)	(709)	(350)

End of year	11,923	12,496	8,597

Canada
Beginning of year	2,538	1,746	1,240
Sales and transfers of oil and gas produced, net of production costs	(689)	(616)	(417)
Net changes in prices and production costs	(75)	320	774
Changes in estimated future development costs	(84)	(32)	(70)
Extensions, discoveries, additions and improved recovery, less related costs	507	321	541
Development costs incurred during the period	158	152	157
Revisions of previous quantity estimates	(124)	136	(259)
Purchases of minerals in place	7	64	3
Sales of minerals in place	(785)	(50)	(96)
Accretion of discount	329	257	171
Net change in income taxes	143	68	(356)
Other	(124)	172	58

End of year	1,801	2,538	1,746

Algeria
Beginning of year	2,991	3,036	1,842
Sales and transfers of oil produced, net of production costs	(705)	(493)	(533)
Net changes in prices and production costs	1,962	32	2,316
Changes in estimated future development costs	(23)	(139)	(314)
Extensions, discoveries, additions and improved recovery, less related costs	73	59	85
Development costs incurred during the period	36	60	122
Revisions of previous quantity estimates	(118)	20	—
Accretion of discount	471	478	295
Net change in income taxes	(663)	29	(638)
Other	91	(91)	(139)

End of year	$4,115	$2,991	$3,036

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves (Continued)

	2004	2003	2002
millions
Other International
Beginning of year	$758	$731	$459
Sales and transfers of oil and gas produced, net of production costs	(160)	(115)	(91)
Net changes in prices and production costs	272	(59)	757
Changes in estimated future development costs	(46)	(5)	1
Development costs incurred during the period	66	64	88
Revisions of previous quantity estimates	(122)	19	(520)
Purchases of minerals in place	—	—	117
Accretion of discount	103	105	64
Net change in income taxes	(104)	48	(142)
Other	43	(30)	(2)

End of year	810	758	731

Total
Beginning of year	18,783	14,110	8,031
Sales and transfers of oil and gas produced, net of production costs	(4,748)	(3,931)	(2,810)
Net changes in prices and production costs	3,678	3,785	9,782
Changes in estimated future development costs	(680)	112	(589)
Extensions, discoveries, additions and improved recovery, less related costs	4,813	4,433	1,625
Development costs incurred during the period	1,078	800	698
Revisions of previous quantity estimates	(1,071)	(441)	(338)
Purchases of minerals in place	35	565	652
Sales of minerals in place	(4,903)	(94)	(178)
Accretion of discount	2,779	2,111	1,155
Net change in income taxes	(713)	(2,009)	(3,485)
Other	(402)	(658)	(433)

End of year	$18,649	$18,783	$14,110

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a.	Controls and Procedures

Evaluation of disclosure controls and procedures

      Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2004.

Management’s Annual Report on Internal Control Over Financial Reporting

      See Management’s Assessment of Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

      See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

      There were no changes in Anadarko’s internal control over financial reporting during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information

      The following disclosures would otherwise have been filed on Form 8-K under the heading “Item 1.01 Entry Into a Material Definitive Agreement”:

     2005 Base Salaries

      At its November 16, 2004 meeting, the Compensation and Benefits Committee of Anadarko’s Board of Directors increased the salary of one of the “named executive officers” to be listed in the Company’s 2005 proxy statement. The officer, James R. Larson, Senior Vice President, Finance and Chief Financial Officer, received a salary increase of $25,000, which increased his salary to $475,000 effective November 1, 2004.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      See Anadarko Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance in the Anadarko Petroleum Corporation Proxy Statement (Proxy Statement), for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 12, 2005 (to be filed with the Securities and Exchange Commission prior to April 1, 2005) which is incorporated herein by reference.

      See list of Executive Officers of the Registrant under Item 4 of this Form 10-K.

      The Company’s Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (Code of Ethics) can be found on the Company’s internet website located at www.anadarko.com. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company intends to disclose the information on its internet website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.

Item 11.	Executive Compensation

      See Board of Directors, Executive Compensation and Transactions with Management and Others in the Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      See Stock Ownership in the Proxy Statement, which is incorporated herein by reference.

      See Equity Compensation Plan Table under Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      See Board of Directors and Transactions with Management and Others in the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      See Independent Auditor in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

      (a) Exhibits The following documents are filed as a part of this report or incorporated by reference:

(1)	The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 48.

(2)	Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

3(a)		Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496
(b)		By-laws of Anadarko Petroleum Corporation, as amended	3(b) to Form 10-Q for quarter ended September 30, 2004	1-8968
(c)		Certificate of Amendment of Anadarko’s Restated Certificate of Incorporation	4.1 to Form 8-K dated July 28, 2000	1-8968
4(a)		Certificate of Designation of 5.46% Cumulative Preferred Stock, Series B	4(a) to Form 8-K dated May 6, 1998	1-8968
(b)		Rights Agreement, dated as of October 29, 1998, between Anadarko Petroleum Corporation and The Chase Manhattan Bank	4.1 to Form 8-A dated October 30, 1998	1-8968
(c)		Amendment No. 1 to Rights Agreement, dated as of April 2, 2000 between Anadarko and the Rights Agent	2.4 to Form 8-K dated April 2, 2000	1-8968
Director and Executive Compensation Plans and Arrangements
10(b)	(i)	Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	19(b) to Form 10-Q for quarter ended September 30, 1988	1-8968
	(ii)	Anadarko Petroleum Corporation Amended and Restated 1988 Stock Option Plan for Non-Employee Directors	Attachment A to DEF 14A filed March 16, 1994	1-8968
	(iii)	Amendment to Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	10(b)(vii) to Form 10-K for year ended December 31, 1997	1-8968
	(iv)	Second Amendment to Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	10(b)(viii) to Form 10-K for year ended December 31, 1997	1-8968
	(v)	Third Amendment to 1988 Stock Option Plan for Non-Employee Directors	10(b)(v) to Form 10-K for year ended December 31, 2003	1-8968
	(vi)	1998 Director Stock Plan of Anadarko Petroleum Corporation, effective January 30, 1998	Appendix A to DEF 14A filed March 16, 1998	1-8968
	(vii)	Form of Anadarko Petroleum Corporation 1998 Director Stock Plan Stock Option Agreement	10(b)(iii) to Form 10-Q for quarter ended June 30, 2003	1-8968

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

10(b)	(viii)	Anadarko Petroleum Corporation and Participating Affiliates and Subsidiaries Annual Override Pool Bonus Plan, as amended October 6, 1986	19(c)(ix) to Form 10-Q for quarter ended September 30, 1986	1-8968
	(ix)	Second Amendment to Anadarko Petroleum Corporation and Participating Affiliates and Subsidiaries Annual Override Pool Bonus Plan	10(b)(ii) to Form 10-K for year ended December 31, 1987	1-8968
	(x)	Second Amendment to the Anadarko Petroleum Corporation Annual Override Pool Bonus Plan, as amended January 1, 1988	10(b)(x) to Form 10-K for year ended December 31, 2003	1-8968
	(xi)	Restatement of the Anadarko Petroleum Corporation 1987 Stock Option Plan (and Related Agreement)	Post Effective Amendment No. 1 to Forms S-8 and S-3, Anadarko Petroleum Corporation 1987 Stock Option Plan	33-22134
	(xii)	First Amendment to Restatement of the Anadarko Petroleum Corporation 1987 Stock Option Plan	10(b)(xii) to Form 10-K for year ended December 31, 1997	1-8968
	(xiii)	Second Amendment to Restatement of the 1987 Stock Option Plan	10(b)(xiii) to Form 10-K for year ended December 31, 2003	1-8968
	(xiv)	1993 Stock Incentive Plan	10(b)(xii) to Form 10-K for year ended December 31, 1993	1-8968
	(xv)	First Amendment to Anadarko Petroleum Corporation 1993 Stock Incentive Plans	Appendix A to DEF 14A filed March 12, 1997	1-8968
	(xvi)	Second Amendment to Anadarko Petroleum Corporation 1993 Stock Incentive Plans	10(b)(xv) to Form 10-K for year ended December 31, 1997	1-8968
	(xvii)	Anadarko Petroleum Corporation 1993 Stock Incentive Plan Stock Option Agreement	10(a) to Form 10-Q for quarter ended March 31, 1996	1-8968
	(xviii)	Form of Anadarko Petroleum Corporation 1993 Stock Incentive Plan Stock Option Agreement	10(b)(xvii) to Form 10-K for year ended December 31, 1997	1-8968
	(xix)	Form of Anadarko Petroleum Corporation 1993 Stock Incentive Plan Restricted Stock Agreement	10(b)(xviii) to Form 10-K for year ended December 31, 1997	1-8968
	(xx)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan	Appendix A to DEF 14A filed March 11, 1999	1-8968
	(xxi)	Amendment to 1999 Stock Incentive Plan, as of July 1, 2000	10(b)(xxii) to Form 10-K for year ended December 31, 2000	1-8968
	(xxii)	Form of Anadarko Petroleum Corporation Executive 1999 Stock Incentive Plan Stock Option Agreement	10.1 to Form 8-K dated January 28, 2005	1-8968
	(xxiii)	Form of Anadarko Petroleum Corporation Non- Executive 1999 Stock Incentive Plan Stock Option Agreement	10.2 to Form 8-K dated January 28, 2005	1-8968

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

10(b)	(xxiv)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Restricted Stock Agreement	10(b)(xxiv) to Form 10-K for year ended December 31, 1999	1-8968
	(xxv)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Share Agreement	10(b) to Form 10-Q for quarter ended March 31, 2004	1-8968
	(xxvi)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Unit Agreement	10.1 to Form 8-K dated December 14, 2004	1-8968
	(xxvii)	The Approved UK Sub-Plan of the Anadarko Petroleum Corporation 1999 Stock Incentive Plan	10(b)(xxiv) to Form 10-K for year ended December 31, 2003	1-8968
	(xxviii)	Annual Incentive Bonus Plan, as amended January 1, 2004	Appendix C to DEF 14A filed March 12, 2004	1-8968
	(xxix)	Key Employee Change of Control Contract	10(b)(xxii) to Form 10-K for year ended December 31, 1997	1-8968
	(xxx)	First Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract	10(b) to Form 10-Q for quarter ended September 30, 2000	1-8968
	(xxxi)	Form of Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract	10(b)(ii) to Form 10-Q for quarter ended June 30, 2003	1-8968
	(xxxii)	Key Employee Change of Control Contract — James T. Hackett	10(b)(xxxi) to Form 10-K for year ended December 31, 2003	1-8968
	(xxxiii)	Employment Agreement — James T. Hackett	10(b)(xxxii) to Form 10-K for year ended December 31, 2003	1-8968
	(xxxiv)	Retirement Benefit Agreement — Robert J. Allison, Jr.	10(b)(xxxiii) to Form 10-K for year ended December 31, 2003	1-8968
	(xxxv)	Agreement, dated February 16, 2004	10(b)(xxxiv) to Form 10-K for year ended December 31, 2003	1-8968
	(xxxvi)	Anadarko Retirement Restoration Plan, effective January 1, 1995	10(b)(xix) to Form 10-K for year ended December 31, 1995	1-8968
	(xxxvii)	Anadarko Savings Restoration Plan, effective January 1, 1995	10(b)(xx) to Form 10-K for year ended December 31, 1995	1-8968
	(xxxviii)	Amendment to Amended and Restated Anadarko Savings Restoration Plan	10(b)(xxxi) to Form 10-K for year ended December 31, 1997	1-8968
	(xxxix)	Plan Agreement for the Management Life Insurance Plan between Anadarko Petroleum Corporation and each Eligible Employee, effective July 1, 1995	10(b)(xxi) to Form 10-K for year ended December 31, 1995	1-8968
	(xl)	Anadarko Petroleum Corporation Estate Enhancement Program	10(b)(xxxiv) to Form 10-K for year ended December 31, 1998	1-8968

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

10(b)	(xli)	Estate Enhancement Program Agreement between Anadarko Petroleum Corporation and Eligible Executives	10(b)(xxxv) to Form 10-K for year ended December 31, 1998	1-8968
	(xlii)	Estate Enhancement Program Agreements effective November 29, 2000	10(b)(xxxxii) to Form 10-K for year ended December 31, 2000	1-8968
	(xliii)	Anadarko Petroleum Corporation Management Life Insurance Plan	10(b)(xxxii) to Form 10-K for year ended December 31, 2002	1-8968
	(xliv)	First Amendment to Anadarko Petroleum Corporation Management Life Insurance Plan	10(b)(xliii) to Form 10-K for year ended December 31, 2003	1-8968
	(xlv)	Management Disability Plan — Plan Summary	10(b)(xxxiii) to Form 10-K for year ended December 31, 2002	1-8968
	(xlvi)	Termination Agreement and Release of All Claims	10(b)(i) to Form 10-Q for quarter ended June 30, 2003	1-8968
	(xlvii)	Anadarko Petroleum Corporation Officer Severance Plan	10(b)(iv) to Form 10-Q for quarter ended September 30, 2003	1-8968
	(xlviii)	Form of Termination Agreement and Release of All Claims Under Officer Severance Plan	10(b)(v) to Form 10-Q for quarter ended September 30, 2003	1-8968
	(xlix)	Letter of Agreement for Medical/Dental Benefits	10(b)(xlviii) to Form 10-K for year ended December 31, 2003	1-8968
	(l)	Anadarko Petroleum Corporation Deferred Compensation Plan	10(b)(ii) to Form 10-Q for quarter ended September 30, 2004	1-8968
	(li)	Director and Officer Indemnification Agreement	10 to Form 8-K dated September 3, 2004	1-8968
*12		Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*13		Portions of the Anadarko Petroleum Corporation 2004 Annual Report to Stockholders
*21		List of Significant Subsidiaries
*23.1		Consent of KPMG LLP
*23.2		Consent of Netherland, Sewell & Associates, Inc.
*24		Power of Attorney
*31.1		Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer
*31.2		Rule 13a-14(a)/15d-14(a) Certification — Chief Financial Officer
*32		Section 1350 Certifications
*99.1		2004 Report of Netherland, Sewell & Associates, Inc.

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

(b) Financial Statement Schedules Financial statement schedules have been omitted because they are not required, not applicable or the information is included in the Company’s consolidated financial statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION

March 14, 2005

By:	/s/ JAMES R. LARSON

(James R. Larson, Senior Vice
President, Finance and Chief Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

Name and Signature
Title

(i)	Principal executive officer:*
	JAMES T. HACKETT (James T. Hackett)	President and Chief Executive Officer

(ii)	Principal financial officer:*
	JAMES R. LARSON (James R. Larson)	Senior Vice President, Finance and Chief Financial Officer

(iii)	Principal accounting officer:
	/s/ DIANE L. DICKEY (Diane L. Dickey)	Vice President and Controller

(iv)	Directors:*
ROBERT J. ALLISON, JR. CONRAD P. ALBERT LARRY BARCUS JAMES L. BRYAN JOHN R. BUTLER, JR. H. PAULETT EBERHART PRESTON M. GEREN III JOHN R. GORDON JAMES T. HACKETT JOHN W. PODUSKA, SR., PH.D.

* Signed on behalf of each of these persons and on his own behalf:
By	/s/ JAMES R. LARSON (James R. Larson, Attorney-in-Fact)

EXHIBIT INDEX

      Exhibits The following documents are filed as a part of this report or incorporated by reference:

(1)	The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 48.

(2)	Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

3(a)		Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496
(b)		By-laws of Anadarko Petroleum Corporation, as amended	3(b) to Form 10-Q for quarter ended September 30, 2004	1-8968
(c)		Certificate of Amendment of Anadarko’s Restated Certificate of Incorporation	4.1 to Form 8-K dated July 28, 2000	1-8968
4(a)		Certificate of Designation of 5.46% Cumulative Preferred Stock, Series B	4(a) to Form 8-K dated May 6, 1998	1-8968
(b)		Rights Agreement, dated as of October 29, 1998, between Anadarko Petroleum Corporation and The Chase Manhattan Bank	4.1 to Form 8-A dated October 30, 1998	1-8968
(c)		Amendment No. 1 to Rights Agreement, dated as of April 2, 2000 between Anadarko and the Rights Agent	2.4 to Form 8-K dated April 2, 2000	1-8968
Director and Executive Compensation Plans and Arrangements
10(b)	(i)	Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	19(b) to Form 10-Q for quarter ended September 30, 1988	1-8968
	(ii)	Anadarko Petroleum Corporation Amended and Restated 1988 Stock Option Plan for Non-Employee Directors	Attachment A to DEF 14A filed March 16, 1994	1-8968
	(iii)	Amendment to Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	10(b)(vii) to Form 10-K for year ended December 31, 1997	1-8968
	(iv)	Second Amendment to Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	10(b)(viii) to Form 10-K for year ended December 31, 1997	1-8968
	(v)	Third Amendment to 1988 Stock Option Plan for Non-Employee Directors	10(b)(v) to Form 10-K for year ended December 31, 2003	1-8968
	(vi)	1998 Director Stock Plan of Anadarko Petroleum Corporation, effective January 30, 1998	Appendix A to DEF 14A filed March 16, 1998	1-8968
	(vii)	Form of Anadarko Petroleum Corporation 1998 Director Stock Plan Stock Option Agreement	10(b)(iii) to Form 10-Q for quarter ended June 30, 2003	1-8968
	(viii)	Anadarko Petroleum Corporation and Participating Affiliates and Subsidiaries Annual Override Pool Bonus Plan, as amended October 6, 1986	19(c)(ix) to Form 10-Q for quarter ended September 30, 1986	1-8968

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

	(ix)	Second Amendment to Anadarko Petroleum Corporation and Participating Affiliates and Subsidiaries Annual Override Pool Bonus Plan	10(b)(ii) to Form 10-K for year ended December 31, 1987	1-8968
	(x)	Second Amendment to the Anadarko Petroleum Corporation Annual Override Pool Bonus Plan, as amended January 1, 1988	10(b)(x) to Form 10-K for year ended December 31, 2003	1-8968
	(xi)	Restatement of the Anadarko Petroleum Corporation 1987 Stock Option Plan (and Related Agreement)	Post Effective Amendment No. 1 to Forms S-8 and S-3, Anadarko Petroleum Corporation 1987 Stock Option Plan	33-22134
	(xii)	First Amendment to Restatement of the Anadarko Petroleum Corporation 1987 Stock Option Plan	10(b)(xii) to Form 10-K for year ended December 31, 1997	1-8968
	(xiii)	Second Amendment to Restatement of the 1987 Stock Option Plan	10(b)(xiii) to Form 10-K for year ended December 31, 2003	1-8968
	(xiv)	1993 Stock Incentive Plan	10(b)(xii) to Form 10-K for year ended December 31, 1993	1-8968
	(xv)	First Amendment to Anadarko Petroleum Corporation 1993 Stock Incentive Plans	Appendix A to DEF 14A filed March 12, 1997	1-8968
	(xvi)	Second Amendment to Anadarko Petroleum Corporation 1993 Stock Incentive Plans	10(b)(xv) to Form 10-K for year ended December 31, 1997	1-8968
	(xvii)	Anadarko Petroleum Corporation 1993 Stock Incentive Plan Stock Option Agreement	10(a) to Form 10-Q for quarter ended March 31, 1996	1-8968
	(xviii)	Form of Anadarko Petroleum Corporation 1993 Stock Incentive Plan Stock Option Agreement	10(b)(xvii) to Form 10-K for year ended December 31, 1997	1-8968
	(xix)	Form of Anadarko Petroleum Corporation 1993 Stock Incentive Plan Restricted Stock Agreement	10(b)(xviii) to Form 10-K for year ended December 31, 1997	1-8968
	(xx)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan	Appendix A to DEF 14A filed March 11, 1999	1-8968
	(xxi)	Amendment to 1999 Stock Incentive Plan, as of July 1, 2000	10(b)(xxii) to Form 10-K for year ended December 31, 2000	1-8968
	(xxii)	Form of Anadarko Petroleum Corporation Executive 1999 Stock Incentive Plan Stock Option Agreement	10.1 to Form 8-K dated January 28, 2005	1-8968
	(xxiii)	Form of Anadarko Petroleum Corporation Non- Executive 1999 Stock Incentive Plan Stock Option Agreement	10.2 to Form 8-K dated January 28, 2005	1-8968
	(xxiv)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Restricted Stock Agreement	10(b)(xxiv) to Form 10-K for year ended December 31, 1999	1-8968

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

	(xxv)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Share Agreement	10(b) to Form 10-Q for quarter ended March 31, 2004	1-8968
	(xxvi)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Unit Agreement	10.1 to Form 8-K dated December 14, 2004	1-8968
	(xxvii)	The Approved UK Sub-Plan of the Anadarko Petroleum Corporation 1999 Stock Incentive Plan	10(b)(xxiv) to Form 10-K for year ended December 31, 2003	1-8968
	(xxviii)	Annual Incentive Bonus Plan, as amended January 1, 2004	Appendix C to DEF 14A filed March 12, 2004	1-8968
	(xxix)	Key Employee Change of Control Contract	10(b)(xxii) to Form 10-K for year ended December 31, 1997	1-8968
	(xxx)	First Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract	10(b) to Form 10-Q for quarter ended September 30, 2000	1-8968
	(xxxi)	Form of Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract	10(b)(ii) to Form 10-Q for quarter ended June 30, 2003	1-8968
	(xxxii)	Key Employee Change of Control Contract — James T. Hackett	10(b)(xxxi) to Form 10-K for year ended December 31, 2003	1-8968
	(xxxiii)	Employment Agreement — James T. Hackett	10(b)(xxxii) to Form 10-K for year ended December 31, 2003	1-8968
	(xxxiv)	Retirement Benefit Agreement — Robert J. Allison, Jr.	10(b)(xxxiii) to Form 10-K for year ended December 31, 2003	1-8968
	(xxxv)	Agreement, dated February 16, 2004	10(b)(xxxiv) to Form 10-K for year ended December 31, 2003	1-8968
	(xxxvi)	Anadarko Retirement Restoration Plan, effective January 1, 1995	10(b)(xix) to Form 10-K for year ended December 31, 1995	1-8968
	(xxxvii)	Anadarko Savings Restoration Plan, effective January 1, 1995	10(b)(xx) to Form 10-K for year ended December 31, 1995	1-8968
	(xxxviii)	Amendment to Amended and Restated Anadarko Savings Restoration Plan	10(b)(xxxi) to Form 10-K for year ended December 31, 1997	1-8968
	(xxxix)	Plan Agreement for the Management Life Insurance Plan between Anadarko Petroleum Corporation and each Eligible Employee, effective July 1, 1995	10(b)(xxi) to Form 10-K for year ended December 31, 1995	1-8968
	(xl)	Anadarko Petroleum Corporation Estate Enhancement Program	10(b)(xxxiv) to Form 10-K for year ended December 31, 1998	1-8968
	(xli)	Estate Enhancement Program Agreement between Anadarko Petroleum Corporation and Eligible Executives	10(b)(xxxv) to Form 10-K for year ended December 31, 1998	1-8968

Exhibit			Originally Filed	File
Number		Description	as Exhibit	Number

	(xlii)	Estate Enhancement Program Agreements effective November 29, 2000	10(b)(xxxxii) to Form 10-K for year ended December 31, 2000	1-8968
	(xliii)	Anadarko Petroleum Corporation Management Life Insurance Plan	10(b)(xxxii) to Form 10-K for year ended December 31, 2002	1-8968
	(xliv)	First Amendment to Anadarko Petroleum Corporation Management Life Insurance Plan	10(b)(xliii) to Form 10-K for year ended December 31, 2003	1-8968
	(xlv)	Management Disability Plan — Plan Summary	10(b)(xxxiii) to Form 10-K for year ended December 31, 2002	1-8968
	(xlvi)	Termination Agreement and Release of All Claims	10(b)(i) to Form 10-Q for quarter ended June 30, 2003	1-8968
	(xlvii)	Anadarko Petroleum Corporation Officer Severance Plan	10(b)(iv) to Form 10-Q for quarter ended September 30, 2003	1-8968
	(xlviii)	Form of Termination Agreement and Release of All Claims Under Officer Severance Plan	10(b)(v) to Form 10-Q for quarter ended September 30, 2003	1-8968
	(xlix)	Letter of Agreement for Medical/Dental Benefits	10(b)(xlviii) to Form 10-K for year ended December 31, 2003	1-8968
	(l)	Anadarko Petroleum Corporation Deferred Compensation Plan	10(b)(ii) to Form 10-Q for quarter ended September 30, 2004	1-8968
	(li)	Director and Officer Indemnification Agreement	10 to Form 8-K dated September 3, 2004	1-8968
*12		Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*13		Portions of the Anadarko Petroleum Corporation 2004 Annual Report to Stockholders
*21		List of Significant Subsidiaries
*23.1		Consent of KPMG LLP
*23.2		Consent of Netherland, Sewell & Associates, Inc.
*24		Power of Attorney
*31.1		Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer
*31.2		Rule 13a-14(a)/15d-14(a) Certification — Chief Financial Officer
*32		Section 1350 Certifications
*99.1		2004 Report of Netherland, Sewell & Associates, Inc.