Form 10-Q
period 2005-03-31
ANADARKO PETROLEUM CORP
filed 2005-05-06
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005
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

     Indicate by check mark whether the registrant is an accelerated filer. Yes    X     No _____.

     The number of shares outstanding of the Company's common stock as of March 31, 2005 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	235,711,445

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Quarter Ended March 31, 2005 and 2004	-

	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	-

	Consolidated Statements of Comprehensive Income for the Quarter Ended March 31, 2005 and 2004	-

	Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2005 and 2004	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31

millions except per share amounts	2005	2004

Revenues
Gas sales	$741	$772
Oil and condensate sales	671	551
Natural gas liquids sales	106	103
Other sales	12	34

Total	1,530	1,460

Costs and Expenses
Direct operating	130	158
Transportation and cost of product	70	57
General and administrative	102	79
Depreciation, depletion and amortization	324	348
Other taxes	85	81
Impairments related to oil and gas properties	-	9

Total	711	732

Operating Income	819	728

Interest Expense and Other (Income) Expense
Interest expense	52	63
Other (income) expense	-	60

Total	52	123

Income Before Income Taxes	767	605

Income Tax Expense	276	212

Net Income	$491	$393

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholders	$490	$392

Per Common Share
Net income - basic	$2.07	$1.56
Net income - diluted	$2.05	$1.55

Dividends	$0.18	$0.14

Average Number of Common Shares Outstanding - Basic	237	252

Average Number of Common Shares Outstanding - Diluted	239	254

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
millions	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$997	$874
Accounts receivable, net of allowance:
Customers	978	1,040
Others	231	310
Other current assets	272	278

Total	2,478	2,502

Properties and Equipment
Original cost (includes unproved properties of $1,614 and $1,642
as of March 31, 2005 and December 31, 2004, respectively)	25,765	25,175
Less accumulated depreciation, depletion and amortization	9,533	9,262

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	16,232	15,913

Other Assets	484	468

Goodwill	1,308	1,309

Total Assets	$20,502	$20,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,267	$1,460
Accrued expenses	616	364
Current debt	200	169

Total	2,083	1,993

Long-term Debt	3,643	3,671

Other Long-term Liabilities
Deferred income taxes	4,404	4,414
Other	830	829

Total	5,234	5,243

Stockholders' Equity
Preferred stock, par value $1.00 per share (2.0 million shares authorized,
0.1 million shares issued as of March 31, 2005 and December 31, 2004)	89	89
Common stock, par value $0.10 per share (450.0 million shares authorized,
263.8 million and 262.2 million shares issued as of March 31, 2005 and
December 31, 2004, respectively)	26	26
Paid-in capital	5,854	5,741
Retained earnings	5,108	4,661
Treasury stock (26.0 million and 23.5 million shares as of March 31, 2005
and December 31, 2004, respectively)	(1,673)	(1,476)
ESOP (0.1 million shares as of March 31, 2005 and December 31, 2004)	(4)	(7)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of March 31, 2005 and December 31, 2004)	(151)	(130)
Accumulated other comprehensive income (loss):
Unrealized losses on derivative instruments	(101)	(23)
Foreign currency translation adjustments	472	482
Minimum pension liability	(78)	(78)

Total	293	381

Total	9,542	9,285

Commitments and Contingencies	-	-

Total Liabilities and Stockholders' Equity	$20,502	$20,192

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	March 31

millions	2005	2004

Net Income Available to Common Stockholders	$490	$392

Add: Preferred Stock Dividends	1	1

Net Income Available to Common Stockholders
Before Preferred Stock Dividends	491	393

Other Comprehensive Income (Loss), Net of Income Taxes
Unrealized gains (losses) on derivative instruments:
Unrealized losses during the period[1]	(82)	(81)
Reclassification adjustment for losses included in net
income[2]	4	44

Total unrealized losses on derivative instruments	(78)	(37)
Foreign currency translation adjustments[3]	(10)	(27)

Total	(88)	(64)

Comprehensive Income	$403	$329

1net of income tax benefit of:	$47	$47
2net of income tax expense of:	(2)	(26)
3net of income tax benefit of:	2	4

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31

millions	2005	2004

Cash Flow from Operating Activities
Net income	$491	$393
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	324	348
Deferred income taxes	73	125
Impairments related to oil and gas properties	-	9
Other noncash items	7	69
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	140	(39)
Increase (decrease) in accounts payable and accrued expenses	(44)	20
Other items - net	(55)	(40)

Net cash provided by operating activities	936	885

Cash Flow from Investing Activities
Additions to properties and equipment	(790)	(729)
Sales and retirements of properties and equipment	157	3

Net cash used in investing activities	(633)	(726)

Cash Flow from Financing Activities
Additions to debt	3	3
Retirements of debt	-	(1)
Decrease in accounts payable, banks	(6)	(59)
Dividends paid	(44)	(36)
Purchase of treasury stock	(197)	-
Issuance of common stock	68	15

Net cash used in financing activities	(176)	(78)

Effect of Exchange Rate Changes on Cash	(4)	(1)

Net Increase in Cash and Cash Equivalents	123	80

Cash and Cash Equivalents at Beginning of Period	874	62

Cash and Cash Equivalents at End of Period	$997	$142

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

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of financial position as of March 31, 2005 and December 31, 2004, the results of operations for the quarter ended March 31, 2005 and 2004 and cash flows for the quarter ended March 31, 2005 and 2004. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, Management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Management reviews its estimates, including those related to litigation, environmental liabilities, income taxes, fair value and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Derivative Instruments     The vast majority of the derivative instruments utilized by Anadarko are in conjunction with its marketing and trading activities or to manage the price risk attributable to the Company's expected oil and gas production. Anadarko also periodically utilizes derivatives to manage its exposure associated with the firm transportation keep-whole agreement, foreign currency exchange rates and interest rates. All derivatives, other than those that meet the normal purchases and sales exception, are carried on the balance sheet at fair value.

       Anadarko prefers to apply hedge accounting for derivatives utilized to manage price risk associated with the Company's oil and gas production, foreign currency exchange rate risk and interest rate risk. However, some of these derivatives do not qualify for hedge accounting. In these instances, unrealized gains and losses are recognized currently in earnings. For those derivatives that qualify for hedge accounting, Anadarko formally documents the relationship of each hedge to the hedged item including the risk management objective and strategy for undertaking the hedge. Each hedge is also assessed for effectiveness quarterly. Under hedge accounting, the derivatives may be designated as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedge relates to the exposure of fair value changes to a recognized asset or liability or an unrecognized firm commitment, the unrealized gains and losses on the derivative and the unrealized losses and gains on the hedged item are both recognized currently in earnings. If the hedge relates to exposure of variability in the cash flow of a forecasted transaction, the effective portion of the unrealized gains and losses on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period the hedged transaction is recorded. The ineffective portion of unrealized gains and losses attributable to cash flow hedges, if any, is recognized currently in other (income) expense. Hedge ineffectiveness is that portion of the hedge's unrealized gains and losses that exceed the hedged item's unrealized losses and gains. In those instances where it becomes probable that a hedged forecasted transaction will not occur, the unrealized gain or loss is reclassified from accumulated other comprehensive income to earnings in the current period. Accounting for unrealized gains and losses attributable to foreign currency hedges that qualify for hedge accounting is dependent on whether the hedge is a fair value or a cash flow hedge.

       Unrealized gains and losses attributable to derivative instruments used in the Company's marketing and trading activities (including both physical delivery and financially settled purchase and sale contracts), the firm transportation keep-whole agreement and derivatives used to manage the exposure of the keep-whole agreement are recognized currently in earnings. The marketing and trading unrealized gains and losses that are attributable to the Company's production are recorded to gas sales and oil and condensate sales. The marketing and trading unrealized gains and losses that are attributable to third-party production are recorded to other sales. The gains and losses attributable to the firm transportation keep-whole agreement and associated derivatives are recorded to other (income) expense.

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

Earnings Per Share     The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options and performance-based stock awards under the treasury stock method, if including such potential shares of common stock is dilutive. Diluted EPS amounts also include the net effect of the Company's Zero Yield Puttable Contingent Debt Securities assuming the conversion occurred at the beginning of the year, if including such potential common shares is dilutive. See Note 8.

New Accounting Principles and Developments     Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 109-1, ''Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,'' provides guidance on the application of Statement of Financial Accounting Standards (SFAS) No. 109, ''Accounting for Income Taxes,'' to the tax deduction on qualified production as provided for in the American Jobs Creation Act of 2004 (Jobs Act). FSP FAS 109-1 provides that the deduction should be treated as a special deduction under the provisions of SFAS No. 109. The adoption of FSP FAS 109-1 did not have a material impact on the consolidated financial statements.

       FSP FAS 109-2, ''Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,'' provides guidance on the application of SFAS No. 109 to the special one-time dividends received deduction on the repatriation of certain undistributed foreign earnings to a U.S. taxpayer as provided for in the Jobs Act. The Company anticipates availing itself of the provision for up to $500 million of cash held by a foreign subsidiary but has not yet completed the evaluation. The evaluation will be completed in 2005. The effects of such a repatriation in 2005 would range from zero to $26 million of current tax expense depending on the amount repatriated pursuant to this provision.

       The Emerging Issues Task Force (EITF) is considering issues related to whether buy/sell arrangements with the same counterparty for the same commodity should be accounted for at historical cost or fair value. EITF Issue No. 04-13, ''Accounting for Purchases and Sales of Inventory with the Same Counterparty,'' does not reach a consensus on these issues and further deliberations by the EITF are planned. In addition, the Securities and Exchange Commission has questioned the appropriateness of reporting the proceeds and costs of buy/sell arrangements on a gross basis in the income statement. Anadarko accounts for buy/sell arrangements related to its production on a net basis in the income statement. If gross basis reporting were required, both revenues and costs and expenses would increase by an equal amount.

2.  Stock-Based Compensation

       For share based awards granted or modified after January 2003, the Company uses the fair value method of accounting for stock-based employee compensation expense. For share based awards granted prior to 2003, Anadarko applies the intrinsic value method whereby no compensation expense is recognized for stock options granted with an exercise price equal to the market value of Anadarko common stock on the date of grant.

       If compensation expense for all stock option grants had been determined using the fair value method, the Company's pro forma net income and EPS would have been as shown below:

	Quarter Ended
	March 31

millions except per share amounts	2005	2004

Net income available to common stockholders, as reported	$490	$392
Add: Stock-based employee compensation expense included
in income, after income taxes	4	3
Deduct: Total stock-based employee compensation expense
determined under the fair value method, after income taxes	(5)	(5)

Pro forma net income available to common stockholders	$489	$390

Basic EPS - as reported	$2.07	$1.56
Basic EPS - pro forma	$2.06	$1.55

Diluted EPS - as reported	$2.05	$1.55
Diluted EPS - pro forma	$2.04	$1.54

3.   Inventories

       Inventories are stated at the lower of average cost or market. The major classes of inventories, which are included in other current assets, are as follows:

	March 31,	December 31,
millions	2005	2004

Materials and supplies	$82	$79
Crude oil and NGLs	23	29
Natural gas	10	29

Total	$115	$137

4.  Properties and Equipment

       Oil and gas properties include costs of $1.6 billion at March 31, 2005 and December 31, 2004, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unproved properties and major development projects. At March 31, 2005 and December 31, 2004, the Company's investment in countries where proved reserves have not been established was $120 million and $116 million, respectively. For the quarter ended March 31, 2004, the Company made provisions for impairments of oil and gas properties of $9 million related to international activities.

       Total interest cost incurred during the first quarter of 2005 and 2004 was $69 million and $88 million, respectively. Of these amounts, the Company capitalized $17 million and $25 million during the first quarter of 2005 and 2004, respectively, as part of the cost of oil and gas properties. The interest rates for capitalization are based on the Company's weighted average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration and development activities are in progress.

       Properties and equipment include internal costs related to exploration and development activities of $45 million and $41 million capitalized during the first quarter of 2005 and 2004, respectively.

5.  Debt

	March 31, 2005		December 31, 2004

millions	Principal	Carrying Value	Principal	Carrying Value

Total debt	$3,966	$3,843	$3,966	$3,840

Less current debt		200		169

Total long-term debt		$3,643		$3,671

       As of March 31, 2005, current debt represents $170 million principal amount of 6.5% Notes due in May 2005 and $30 million principal amount of Zero Yield Puttable Contingent Debt Securities due 2021 that may be put to the Company in March 2006 at the option of the holders.

6.  Financial Instruments

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

       Futures contracts are generally used to fix the price of expected future gas sales and oil sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Physical delivery purchase and sale agreements require the receipt or delivery of physical product at a specified location and price. The pricing can be fixed or market-based. Options are generally used to fix a floor and a ceiling price (collar) for expected future gas sales and oil sales. Settlements of futures contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange and have nominal credit risk. Swap, over-the-counter traded option and physical delivery agreements expose the Company to credit risk to the extent the counterparty is unable to meet its settlement commitment. The Company monitors the creditworthiness of each counterparty and assesses the impact, if any, on fair valuation and hedge accounting criteria. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses in settling with its swap and option counterparties.

Oil and Gas Activities       At March 31, 2005 and December 31, 2004, the Company had option contracts, swap contracts and fixed price physical delivery contracts in place to hedge the sales price of a portion of its expected future sales of equity oil and gas production. The fixed price physical delivery contracts are excluded from derivative accounting treatment under the normal sale provision. The derivative financial instruments receive hedge accounting treatment if they qualify. For those derivatives that do not qualify for hedge accounting, unrealized gains and losses are recognized currently in earnings.

       The fair value and the accumulated other comprehensive income balance applicable to the derivative financial instruments (excluding the physical delivery sales contracts) are as follows:

	March 31,	December 31,
millions	2005	2004

Fair Value - Asset (Liability)
Current	$(199)	$(58)
Long-term	(19)	(12)

Total	$(218)	$(70)

Accumulated other comprehensive loss before income taxes	$(158)	$(35)
Accumulated other comprehensive loss after income taxes	$(100)	$(22)

       The difference between the fair value and the unrealized loss before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness.

       Below is a summary of the Company's financial derivative instruments and fixed price, physical delivery sales contracts through 2006 related to its oil and gas activities as of March 31, 2005, including the hedged volumes per day and the related weighted-average prices. A substantial portion of these derivative instruments qualify for and receive hedge accounting treatment. Cash flow hedges beyond 2006 are not significant.

	Second	Third	Fourth
	Quarter	Quarter	Quarter	Annual
	2005	2005	2005	2006

Natural Gas

Two-Way Collars (thousand MMBtu/d)	26	26	26	10
NYMEX price per MMBtu
Ceiling sold price	$5.65	$5.65	$5.65	$5.88
Floor purchased price	$3.76	$3.76	$3.76	$4.00

Three-Way Collars (thousand MMBtu/d)	269	269	269	-
NYMEX price per MMBtu
Ceiling sold price	$9.37	$9.37	$9.37	$-
Floor purchased price	$5.00	$5.00	$5.00	$-
Floor sold price	$4.01	$4.01	$4.01	$-

Fixed Price (thousand MMBtu/d)	22	22	18	11
NYMEX price per MMBtu	$2.98	$2.98	$2.95	$2.87

Total (thousand MMBtu/d)	317	317	313	21

Basis Swaps (thousand MMBtu/d)	123	123	119	12
Price per MMBtu	$(0.19)	$(0.19)	$(0.18)	$(0.30)

Crude Oil

Two-Way Collars (MBbls/d)	2	2	2	1
NYMEX price per barrel
Ceiling sold price	$26.32	$26.32	$26.32	$26.32
Floor purchased price	$22.00	$22.00	$22.00	$22.00

Three-Way Collars (MBbls/d)	43	43	43	-
NYMEX price per barrel
Ceiling sold price	$46.89	$46.89	$46.89	$-
Floor purchased price	$32.28	$32.28	$32.28	$-
Floor sold price	$27.28	$27.28	$27.28	$-

Total (MBbls/d)	45	45	45	1

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

Marketing and Trading Activities     Unrealized gains and losses attributed to the Company's marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The fair values of these derivatives as of March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
millions	2005	2004

Fair Value - Asset (Liability)
Current	$1	$11
Long-term	5	5

Total	$6	$16

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke. Most of these agreements were transferred to Duke in the GPM disposition. One agreement was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until each contract's expiration date or February 2009.

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

       The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis prices. Basis is the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price quotes beyond the next 12 months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical regional natural gas prices. The Company recognized other expense of $3 million and $2 million for the quarter ended March 31, 2005 and 2004, respectively, related to the keep-whole agreement and associated derivative instruments. Net payments to Duke for the quarter ended March 31, 2005 and 2004 were $1 million and $6 million, respectively. As of March 31, 2005, accounts payable included $14 million and other long-term liabilities included $41 million related to the keep-whole agreement and associated derivative instruments. As of December 31, 2004, accounts payable included $15 million and other long-term liabilities included $39 million related to the keep-whole agreement and associated derivative instruments.

       Anticipated undiscounted and discounted liabilities for the firm transportation keep-whole agreement at March 31, 2005 are as follows:

millions	Undiscounted	Discounted

2005	$11	$11
2006	20	18
2007	20	16
2008	12	9
2009	1	1

Total	$64	$55

       As of March 31, 2005 and December 31, 2004, the Company's derivative financial instrument hedges in place related to the firm transportation keep-whole agreement were not significant.

7.  Preferred Stock

       For the first quarter of 2005 and 2004, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

8.  Common Stock

       The reconciliation between basic and diluted EPS is as follows:

Quarter Ended				Quarter Ended
March 31, 2005				March 31, 2004

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to
common stockholders	$490	237	$2.07	$392	252	$1.56

Effect of dilutive stock options and
performance-based stock awards	-	2		-	2

Diluted EPS
Net income available to
common stockholders plus
assumed conversion	$490	239	$2.05	$392	254	$1.55

      For the quarter ended March 31, 2004, options for 1.3 million average shares of common stock were excluded from the diluted EPS calculation because the exercise prices of the options were greater than the average market price of common stock for the period.

       The Company has a stock buyback program. Shares may be repurchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During the first quarter of 2005, the Company purchased 2.6 million shares of common stock for $197 million under the program.

       The Company's credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. Under the maximum debt capitalization ratio, retained earnings were not restricted as to the payment of dividends at March 31, 2005 and December 31, 2004.

9.  Statements of Cash Flows Supplemental Information

       The amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes are as follows:

	Quarter Ended
	March 31

millions	2005	2004

Interest	$1	$14
Income taxes	$52	$(19)

10.  Segment Information

       The following table illustrates information related to Anadarko's business segments. The segment shown as All Other and Intercompany Eliminations includes other smaller operating units, corporate activities, financing activities and intercompany eliminations.

	Oil and Gas	Marketing		All Other and
	Exploration	and		Intercompany
millions	and Production	Trading	Minerals	Eliminations	Total

Quarter Ended March 31:
2005

Total revenues	$1,490	$49	$14	$(23)	$1,530

Operating income (loss)	$913	$2	$13	$(109)	$819

Net properties and equipment	$14,350	$351	$1,190	$341	$16,232

Goodwill	$1,308	$-	$-	$-	$1,308

2004

Total revenues	$1,397	$52	$14	$(3)	$1,460

Impairments related to oil and gas properties	9	-	-	-	9

Operating income (loss)	$773	$13	$12	$(70)	$728

Net properties and equipment	$15,912	$259	$1,198	$372	$17,741

Goodwill	$1,385	$-	$-	$-	$1,385

11.  Other (Income) Expense

       Other (income) expense consists of the following:

	Quarter Ended
	March 31

millions	2005	2004

Operating lease settlement	$-	$63
Ineffectiveness of derivative financial instruments	4	(6)
Firm transportation keep-whole contract valuation	3	2
Foreign currency transaction gains	(1)	(3)
Other	(6)	4

Total	$-	$60

      Foreign currency transaction gains for the quarters ended March 31, 2005 and 2004 exclude $3 million and $6 million, respectively, related to the remeasurement of the Venezuelan deferred tax liability, which amounts are included in income tax expense. The operating lease settlement in 2004 relates to the Corpus Christi West Plant Refinery.

12.  Pension Plans and Other Postretirement Benefits

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

       During the quarter ended March 31, 2005, the Company made contributions of $8 million to its funded pension plans, $1 million to its unfunded pension plans and $2 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2005, the Company expects to contribute about $50 million to its funded pension plans, $3 million to its unfunded pension plans and $5 million to its unfunded other postretirement benefit plans.

       The following table sets forth the Company's pension and other postretirement benefit cost.

Pension Benefits			Other Benefits

Quarter Ended			Quarter Ended
March 31			March 31

millions	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$9	$6	$4	$3
Interest cost	9	8	2	2
Expected return on plan assets	(9)	(8)	-	-
Amortization of actuarial losses and prior service cost	5	3	1	1

Net periodic benefit cost	$14	$9	$7	$6

13.  Contingencies

General     Litigation charges of $27 million ($17 million after taxes) were expensed in the first quarter of 2005.

       The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries located in Texas, California and Oklahoma. Two companies Anadarko acquired in 2000 and 2002 sold the refineries prior to being acquired by Anadarko. While the ultimate outcome and impact on the Company cannot be predicted with certainty, Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

Royalty Litigation     The Company is subject to various claims from its royalty owners in the regular course of its business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the ''Gas Qui Tam case'') filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright's failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. The trial court denied the defendants' motions in January 2005 and the Company is reviewing the orders to determine whether an appeal is appropriate. Meanwhile, the court set a preliminary trial date in 2007. Management is unable to determine a reasonable range of loss, if any.

Other     The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material effect on the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements are subject to various risks and uncertainties, and actual results could differ materially from those expressed or implied by such statements due to a number of factors in addition to those discussed elsewhere in this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward looking statements. See "Regulatory Matters and Additional Factors Affecting Business" and "Critical Accounting Policies and Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2004 Annual Report on Form 10-K.

Overview

General      Anadarko Petroleum Corporation's primary line of business is the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company's major areas of operations are located in the United States, Canada and Algeria. The Company is also active in Venezuela, Qatar and several other countries. The Company's focus is on adding high-margin oil and natural gas reserves at competitive costs and continuing to develop more efficient and effective ways of exploring for and producing oil and gas. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko Petroleum Corporation and its subsidiaries.

       During 2004, Anadarko implemented an asset realignment that resulted in the divestiture of certain non-core properties in the latter half of 2004 through a series of unrelated transactions. The divestitures represented about 20% of the Company's 2004 oil and gas production. The Company used proceeds from these asset sales to reduce debt, repurchase Anadarko common stock and otherwise to have funds available for reinvestment in other strategic options.

Results for the Quarter Ended March 31, 2005

Selected Data

	Quarter Ended
	March 31

millions except per share amounts	2005	2004

Financial Results
Revenues	$1,530	$1,460
Costs and expenses	711	732
Interest expense and other (income) expense	52	123
Income tax expense	276	212
Net income available to common stockholders	$490	$392
Earnings per share - diluted	$2.05	$1.55
Average number of common shares outstanding - diluted	239	254

Operating Results
Sales volumes (MMBOE)	41	49

Capital Resources and Liquidity
Cash flow from operating activities	$936	$885
Capital expenditures	$795	$732

MMBOE - million barrels of oil equivalent

Financial Results

Net Income     In the first quarter of 2005, Anadarko's net income available to common stockholders was $490 million or $2.05 per share (diluted). This compares to net income available to common stockholders of $392 million or $1.55 per share (diluted) for the first quarter of 2004. The increase in net income was primarily due to higher commodity prices and lower expenses, partially offset by lower volumes associated with divestitures in late 2004. The increase in earnings per share was also due to lower average shares outstanding in 2005 as a result of stock repurchases in late 2004 and 2005.

Revenues

	Quarter Ended
	March 31

millions	2005	2004

Gas sales	$741	$772
Oil and condensate sales	671	551
Natural gas liquids sales	106	103
Other sales	12	34

Total	$1,530	$1,460

       Anadarko's total revenues for the quarter ended March 31, 2005 increased 5% compared to the same period of 2004 due to higher commodity prices and sales volumes from core oil and gas properties, partially offset by lower volumes resulting from the divestiture of non-core properties in late 2004.

       The impact of hedges and marketing activities resulted in higher realized natural gas prices of $0.12 per thousand cubic feet (Mcf) and lower realized oil prices of $2.21 per barrel for the first quarter of 2005 compared to market prices, which decreased total revenues $19 million. For the first quarter of 2004, the impact of hedges and marketing activities resulted in lower realized natural gas prices of $0.11 per Mcf and lower realized oil prices of $1.64 per barrel compared to market prices, which decreased total revenues $47 million.

Analysis of Sales Volumes

	Quarter Ended
	March 31

	2005	2004

Barrels of Oil Equivalent (MMBOE)
United States	27	33
Canada	5	7
Algeria	7	7
Other International	2	2

Total	41	49

Barrels of Oil Equivalent per Day (MBOE/d)
United States	302	353
Canada	53	83
Algeria	77	79
Other International	23	23

Total	455	538

MBOE/d - thousand barrels of oil equivalent per day

       During the first quarter of 2005, Anadarko's daily sales volumes decreased 15% compared to the first quarter of 2004 primarily due to lower sales volumes in the United States and Canada as a result of divestitures of non-core properties in late 2004, representing about 24% of first quarter 2004 sales volumes. This decrease was partially offset by higher volumes associated with successful drilling in Louisiana and the western states as well as higher volumes in the deepwater Gulf of Mexico due to production startup at the Marco Polo platform in mid-2004.

Natural Gas Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2005	2004

United States (Bcf)	107	121
MMcf/d	1,183	1,328
Price per Mcf	$5.66	$4.86

Canada (Bcf)	24	36
MMcf/d	271	395
Price per Mcf	$5.70	$5.12

Total (Bcf)	131	157
MMcf/d	1,454	1,723
Price per Mcf	$5.66	$4.92

Bcf - billion cubic feet
MMcf/d - million cubic feet per day

       The Company's daily natural gas sales volumes for the first quarter of 2005 were down 16% compared to the first quarter of 2004. The decreases were primarily due to the impact of divestitures in the United States and Canada in late 2004, partially offset by higher volumes associated with successful drilling in Louisiana and the western states. Production of natural gas is generally not directly affected by seasonal swings in demand.

       The Company's average realized natural gas price for the quarter ended March 31, 2005 increased 15% compared to the same period in 2004. The increase in prices in 2005 is attributed to continued strong demand in North America. The higher price includes the impact of commodity price hedges on 22% of natural gas sales volumes during the quarter ended March 31, 2005 that reduced the Company's exposure to low prices and limited participation in higher prices. As of March 31, 2005, the Company has hedged about 22% of its anticipated natural gas wellhead sales volumes for the remainder of 2005. See Energy Price Risk under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2005	2004

United States (MMBbls)	6	9
MBbls/d	70	85
Price per barrel	$38.65	$29.88

Canada (MMBbls)	1	1
MBbls/d	7	15
Price per barrel	$45.34	$32.14

Algeria (MMBbls)	7	7
MBbls/d	77	79
Price per barrel	$48.36	$31.37

Other International (MMBbls)	2	2
MBbls/d	23	23
Price per barrel	$31.30	$23.72

Total (MMBbls)	16	19
MBbls/d	177	202
Price per barrel	$42.18	$29.94

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the first quarter of 2005 were down 12% compared to the first quarter of 2004 primarily due to the impact of divestitures in the United States and Canada in late 2004. These decreases were partially offset by higher volumes associated with production startup at the Marco Polo deepwater platform in mid-2004. Production of oil usually is not affected by seasonal swings in demand.

       Anadarko's average realized crude oil price for the quarter ended March 31, 2005 increased 41% compared to the same period of 2004. The higher crude oil prices in 2005 were attributed to continued political unrest in the Middle East and increased worldwide demand. The higher price includes the impact of commodity price hedges on 25% of crude oil and condensate sales volumes during the quarter ended March 31, 2005 that reduced the Company's exposure to low prices and limited participation in higher prices. As of March 31, 2005, the Company has hedged about 27% of its anticipated oil and condensate sales volumes for the remainder of 2005. See Energy Price Risk under Item 3 of this Form 10-Q.

Natural Gas Liquids Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2005	2004

Total (MMBbls)	3	4
MBbls/d	36	49
Price per barrel	$32.44	$23.41

       The Company's daily NGLs sales volumes for the first quarter of 2005 decreased 27% compared to the same period of 2004 primarily due to the impact of divestitures in the United States in late 2004. During the first quarter of 2005, the average NGLs price increased 39% compared to the same period of 2004. NGLs production is dependent on natural gas prices and the economics of processing the natural gas to extract NGLs.

Costs and Expenses

	Quarter Ended
	March 31

millions	2005	2004

Direct operating	$130	$158
Transportation and cost of product	70	57
General and administrative	102	79
Depreciation, depletion and amortization	324	348
Other taxes	85	81
Impairments related to oil and gas properties	-	9

Total	$711	$732

       During the first quarter of 2005, Anadarko's costs and expenses decreased 3% compared to the first quarter of 2004 due to the following factors:

-

Direct operating expense was down 18% primarily due to the impact of divestitures in late 2004, partially offset by an increase in operating expenses associated with production beginning from the Marco Polo platform in mid-2004.

-	Transportation and cost of product expense increased 23%. The first quarter of 2005 includes a $12 million increase in transportation expense due to higher transportation rates and marketing volumes.
-

General and administrative expense increased 29% primarily due to an increase of $18 million in compensation, pension and other postretirement benefits expenses attributed primarily to the rising cost of attracting and retaining a highly qualified workforce and the Company's decision to provide a more performance based compensation program to a broader base of employees. This increase also reflects the continued upward pressure on benefits expense in general, including an increase associated with lower discount rates.

-

Depreciation, depletion and amortization (DD&A) expense decreased 7%. DD&A expense includes a decrease of $51 million related to lower production volumes, partially offset by an increase of $30 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool).

-	Other taxes increased 5% primarily due to higher commodity prices in 2005.
-	Impairments of oil and gas properties in 2004 were related to other international activities.

Interest Expense and Other (Income) Expense

	Quarter Ended
	March 31

millions	2005	2004

Interest Expense
Gross interest expense	$69	$88
Capitalized interest	(17)	(25)

Net interest expense	52	63

Other (Income) Expense
Operating lease settlement	-	63
Ineffectiveness of derivative financial instruments	4	(6)
Firm transportation keep-whole contract valuation	3	2
Foreign currency transaction gains	(1)	(3)
Other	(6)	4

Total other (income) expense	-	60

Total	$52	$123

Interest Expense     Anadarko's gross interest expense for the quarter ended March 31, 2005 decreased 22% compared to the same period of 2004 primarily due to lower average outstanding debt. The Company repurchased $1.2 billion of debt in late 2004 with proceeds from divestitures. Capitalized interest decreased by 32% compared to the same period of 2004. The decrease was primarily due to lower capitalized costs that qualify for interest capitalization.

Other (Income) Expense     For the first quarter of 2005, other expense decreased $60 million compared to the same period of 2004 primarily due to a 2004 operating lease settlement of $63 million. For additional information see Energy Price Risk and Foreign Currency Risk under Item 3 of this Form 10-Q.

Income Tax Expense

	Quarter Ended
	March 31

millions except percentages	2005	2004

Income tax expense	$276	$212
Effective tax rate	36%	35%

       For the quarter ended March 31, 2005, income taxes increased 30% compared to the same period of 2004 primarily due to higher income before income taxes. The effective tax rate for the quarter ended March 31, 2005 increased from the same period in 2004 primarily due to income taxes related to foreign operations. Variances from the 35% statutory rate are caused by income taxes related to foreign activities, state income taxes, enhanced oil recovery credits and other items.

Operating Results

Exploration and Development Activities     During the first quarter of 2005, Anadarko participated in a total of 239 wells, including 189 gas wells, 45 oil wells and 5 dry holes. This compares to a total of 288 wells, including 205 gas wells, 68 oil wells and 15 dry holes during the first quarter of 2004.

       In April 2005, Anadarko announced that its deepwater Genghis Khan well in the Gulf of Mexico is a discovery, with open-hole logs indicating about 110 feet of high quality net oil pay from a lower formation and apparent additional pay uphole. First production is expected in 2006 through a subsea tieback to the Marco Polo platform, located 2.4 miles from the discovery.

Marketing Strategies

Overview     The Company's marketing department actively manages sales of its natural gas, crude oil and NGLs. The Company markets its production to customers at competitive prices, attempting to maximize realized prices while managing credit exposure. The market knowledge gained through the marketing effort is valuable to the corporate decision making process. The Company's sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale.

       The Company also purchases natural gas, crude oil and NGLs volumes for resale primarily from partners and producers near Anadarko's production. These purchases allow the Company to aggregate larger volumes and attract larger, creditworthy customers, which allows the Company to seek to maximize prices received for the Company's production. The Company sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. The Company has the marketing capability to move large volumes of gas into and out of the "daily" gas market to take advantage of any price volatility.

       The Company may also engage in trading activities for the purpose of generating profits from exposure to changes in market prices of gas, oil, condensate and NGLs. However, the Company does not engage in market-making practices nor does it trade in any non-energy-related commodities. The Company's trading risk position, typically, is a net short position that is offset by the Company's natural long position as a producer. See Energy Price Risk under Item 3 of this Form 10-Q.

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

Marketing and Trading Contracts     The following tables provide additional information as of March 31, 2005 regarding the Company's marketing and trading portfolio of physical delivery and financially settled derivative contracts and the firm transportation keep-whole agreement and related financial derivative instruments.

		Firm
	Marketing	Transportation
millions	and Trading	Keep-Whole	Total

Fair value of contracts outstanding as of
December 31, 2004 - assets (liabilities)	$16	$(54)	$(38)
Contracts realized or otherwise settled during 2005	(2)	1	(1)
Fair value of new contracts when entered into during 2005	-	-	-
Other changes in fair value	(8)	(2)	(10)

Fair value of contracts outstanding as of
March 31, 2005 - assets (liabilities)	$6	$(55)	$(49)

	Fair Value of Contracts as of March 31, 2005

Assets (Liabilities) millions	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in excess of 5 Years	Total

Marketing and Trading
Prices actively quoted	$1	$2	$2	$1	$6
Prices based on models and other valuation
methods	-	-	-	-	-

Firm Transportation Keep-Whole
Prices actively quoted	$(14)	$-	$-	$-	$(14)
Prices based on models and other valuation
methods	-	(34)	(7)	-	(41)

Total
Prices actively quoted	$(13)	$2	$2	$1	$(8)
Prices based on models and other valuation
methods	-	(34)	(7)	-	(41)

Capital Resources and Liquidity

Overview     Anadarko's primary source of cash during the first quarter of 2005 was cash flow from operating activities. The Company used cash flow primarily to fund its capital spending program, repurchase Anadarko common stock, increase cash and pay dividends to the stockholders. The Company funded its capital investment programs during the first quarter of 2004 primarily through cash flow.

Cash Flow from Operating Activities     Anadarko's cash flow from operating activities during the first quarter of 2005 was $936 million compared to $885 million in the first quarter of 2004. The increase in first quarter 2005 cash flow is primarily attributed to higher commodity prices, partially offset by lower sales volumes resulting from the 2004 divestitures.

       Fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities. Anadarko holds derivative instruments to help manage commodity price risk. Sales volume changes can also impact cash flow in the short-term, but have not been as volatile as commodity prices in prior years. Sales volume decreases in 2005 associated with divestitures made in 2004 are expected to result in lower cash flow from operating activities. Anadarko's long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continued operations.

Capital Expenditures     The following table shows the Company's capital expenditures by category.

	Quarter Ended
	March 31

millions	2005	2004

Development	$532	$491
Exploration	160	147
Property acquisition
Development - proved	2	1
Exploration - unproved	21	15
Capitalized interest and internal costs related to exploration
and development activities	61	66

Total oil and gas	776	720
Gathering and other	19	12

Total*	$795	$732

* Excludes asset retirement costs and includes actual asset retirement expenditures.

       During the quarter ended March 31, 2005, Anadarko's capital spending increased 9% compared to the same period of 2004. The variances in the mix of oil and gas spending reflect the Company's available opportunities based on the near-term ranking of projects by net asset value potential.

Common Stock Repurchase Plan     The Company has a stock buyback program. Shares may be repurchased either in the open market or through privately negotiated transactions. During the quarter ended March 31, 2005, Anadarko purchased 2.6 million shares of common stock for $197 million under the program. It is the Company's intent to purchase additional shares as excess cash flow is realized.

Dividends     In the first quarter of 2005 and 2004, Anadarko paid $43 million and $35 million, respectively, in dividends to its common stockholders (18 cents per share in 2005 and 14 cents per share in 2004). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. For the quarters ended March 31, 2005 and 2004, Anadarko also paid $1 million in preferred stock dividends.

       The Company's credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. As of March 31, 2005, Anadarko's capitalization ratio was 29% debt. Under the maximum debt capitalization ratio, retained earnings were not restricted as to the payment of dividends at March 31, 2005.

Outlook     The Company expects 2005 capital spending to range between $2.8 billion and $3.0 billion, essentially unchanged from 2004. The Company's 2005 capital spending was determined at an investment level that is less than anticipated cash flow using recent New York Mercantile Exchange prices; therefore, net cash flow from operations in 2005 is expected to be higher than capital spending. The Company intends to use a portion of excess cash to repurchase common stock and pay down debt.

       Anadarko's strategy with respect to its capital program is to maintain a steady level of activity despite the volatile nature of commodity prices. This is accomplished by setting capital activity at levels that are self-funding at mid-cycle oil and gas prices. When prices exceed that level, as is currently the case, costs tend to increase as well. The cash generated in excess of the amount needed to fund the steady level of capital activity is: systematically used to build additional balance sheet strength through debt reductions; returned to shareholders through stock repurchases; or otherwise made available for reinvestment in other strategic options. Alternatively, when prices are below the Company's mid-cycle targets, Anadarko can draw upon its strengthened debt capacity to fund a steady level of capital activity.

Recent Accounting Developments     The Emerging Issues Task Force (EITF) is considering issues related to whether buy/sell arrangements with the same counterparty for the same commodity should be accounted for at historical cost or fair value. EITF Issue No. 04-13, ''Accounting for Purchases and Sales of Inventory with the Same Counterparty,'' does not reach a consensus on these issues and further deliberations by the EITF are planned. In addition, the Securities and Exchange Commission has questioned the appropriateness of reporting the proceeds and costs of buy/sell arrangements on a gross basis in the income statement. Anadarko accounts for buy/sell arrangements related to its production on a net basis in the income statement. If gross basis reporting were required, both revenues and costs and expenses would increase.

Other Developments     Anadarko's operations in Venezuela are governed by an Operating Service Agreement (OSA) that was entered into in November 1993. In April 2005, the Venezuela Ministry of Energy and Petroleum announced that all OSAs concluded by the national energy company, Petroleos De Venezuela, S.A. between 1992 and 1997 will be subject to renegotiation. In addition, the Venezuelan Tax Administration recently announced its intention to assess a 50% hydrocarbon income tax rate, plus interest and penalties, to taxpayers operating under OSAs for all open tax years, rather than the 34% income tax rate applicable to service companies. The Company is unable to determine the impact of the current situation in Venezuela at this time. For the year ended December 31, 2004, approximately 2% of the Company's net income and total assets were associated with operations located in Venezuela.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company's primary market risks are fluctuations in energy prices, foreign currency exchange rates and interest rates. These fluctuations can affect revenues and the cost of operating, investing and financing activities. The Company's risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. For information regarding the Company's accounting policies related to derivatives and additional information related to the Company's derivative instruments, see Note 1 - Summary of Significant Accounting Policies and Note 6 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Energy Price Risk     The Company's most significant market risk is the pricing for natural gas, crude oil, NGLs and the firm transportation keep-whole agreement. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a noncash writedown of the Company's oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. Below is a sensitivity analysis of the Company's commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes     The Company had equity production hedges of 87 Bcf of natural gas and 13 MMBbls of crude oil as of March 31, 2005 (excluding physical delivery fixed price contracts). As of March 31, 2005, the Company had a net unrealized loss of $218 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of approximately $90 million. However, this loss would be substantially offset by a gain in the value of that portion of the Company's equity production that is hedged.

Derivative Instruments Held for Trading Purposes     As of March 31, 2005, the Company had a net unrealized gain of $27 million (gains of $30 million and losses of $3 million) on derivative financial instruments entered into for trading purposes and a net unrealized loss of $22 million (losses of $33 million and gains of $11 million) on derivative physical delivery contracts entered into for trading purposes. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on the derivative instruments would be approximately $2 million.

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Corporation (Duke). As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward 12 months. As of March 31, 2005, accounts payable included $14 million and other long-term liabilities included $41 million related to this agreement. As of December 31, 2004, accounts payable included $15 million and other long-term liabilities included $39 million related to this agreement. A 10% unfavorable change in the March 31, 2005 prices on the keep-whole agreement would result in an additional loss of $22 million. The future gain or loss from this agreement cannot be accurately predicted. For additional information related to the keep-whole agreement see Note 6 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

       For additional information regarding the Company's marketing and trading portfolio and the firm transportation keep-whole agreement, see Marketing Strategies under Item 2 of this Form 10-Q.

Interest Rate Risk     Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company's floating rate debt. The Company believes the potential effect that reasonably possible near term changes in interest rates may have on interest expense or the fair value of the Company's fixed rate debt instruments is not material. The Company did not have any derivative instruments related to interest rate risk in place as of March 31, 2005.

Foreign Currency Risk     The Company has Canadian subsidiaries which use the Canadian dollar as their functional currency. The Company's other international subsidiaries use the U.S. dollar as their functional currency. To the extent that business transactions in these countries are not denominated in the respective country's functional currency, the Company is exposed to foreign currency exchange rate risk.

     A Canadian subsidiary has notes and debentures denominated in U.S. dollars. The potential foreign currency remeasurement impact on earnings from a 10% unfavorable change in the March 31, 2005 Canadian exchange rate against the U.S. dollar would be a loss of about $5 million based on the outstanding debt at March 31, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2005.

Changes in Internal Control over Financial Reporting

       There were no changes in Anadarko's internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

        See Note 13 - Contingencies of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2005.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Period	purchased (1)	per share	or programs	plans or programs (2)

January	11,896	$63.64	-

February	2,028	$72.98	-

March	2,589,833	$76.39	2,587,845

First Quarter 2005	2,603,757	$76.33	2,587,845	$493,000,000

(1)

During the first quarter of 2005, 2,587,845 shares were purchased under the Company's share repurchase programs. During the first quarter of 2005, 15,912 shares purchased related to restricted stock cancelled by the Company for the payment of withholding taxes due on vested restricted stock under employee stock plans.

(2)

In June 2004, the Company announced a stock buyback program to purchase up to $2 billion in shares of common stock. The Company intends to purchase additional shares under this program in the future; however, the repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

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
September 30, 2004

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

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 6, 2005	By:	/s/ JAMES R. LARSON

James R. Larson - Senior Vice President,
Finance and Chief Financial Officer