Form 10-Q
period 2005-06-30
ANADARKO PETROLEUM CORP
filed 2005-08-04
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005
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

     Indicate by check mark whether the registrant is an accelerated filer. Yes    X     No _____.

     The number of shares outstanding of the Company's common stock as of June 30, 2005 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	236,343,912

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2004	-

	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	-

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2005 and 2004	-

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 4.	Submission of Matters to a Vote of Security Holders	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended			Six Months Ended
June 30			June 30

millions except per share amounts	2005	2004	2005	2004

Revenues
Gas sales	$816	$843	$1,557	$1,615
Oil and condensate sales	629	503	1,300	1,054
Natural gas liquids sales	108	93	214	196
Other sales	37	4	49	38

Total	1,590	1,443	3,120	2,903

Costs and Expenses
Direct operating	137	163	267	321
Transportation and cost of product	72	59	142	116
General and administrative	110	92	212	171
Depreciation, depletion and amortization	333	357	657	705
Other taxes	95	85	180	166
Impairments related to oil and gas properties	-	-	-	9

Total	747	756	1,458	1,488

Operating Income	843	687	1,662	1,415

Interest Expense and Other (Income) Expense
Interest expense	50	66	102	129
Other (income) expense	4	(4)	4	56

Total	54	62	106	185

Income Before Income Taxes	789	625	1,556	1,230

Income Tax Expense	282	219	558	431

Net Income	$507	$406	$998	$799

Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholders	$506	$405	$996	$797

Per Common Share
Net income - basic	$2.14	$1.60	$4.21	$3.16
Net income - diluted	$2.12	$1.59	$4.17	$3.14

Dividends	$0.18	$0.14	$0.36	$0.28

Average Number of Common Shares Outstanding - Basic	236	252	237	252

Average Number of Common Shares Outstanding - Diluted	238	254	239	254

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

June 30,		December 31,
millions	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$915	$874
Accounts receivable, net of allowance:
Customers	969	1,040
Others	254	310
Other current assets	297	278

Total	2,435	2,502

Properties and Equipment
Original cost (includes unproved properties of $1,414 and $1,642
as of June 30, 2005 and December 31, 2004, respectively)	26,440	25,175
Less accumulated depreciation, depletion and amortization	9,839	9,262

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	16,601	15,913

Other Assets	492	468

Goodwill	1,299	1,309

Total Assets	$20,827	$20,192

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,318	$1,460
Accrued expenses	544	364
Current debt	72	169

Total	1,934	1,993

Long-term Debt	3,603	3,671

Other Long-term Liabilities
Deferred income taxes	4,433	4,414
Other	802	829

Total	5,235	5,243

Stockholders' Equity
Preferred stock, par value $1.00 per share (2.0 million shares authorized,
0.1 million shares issued as of June 30, 2005 and December 31, 2004)	89	89
Common stock, par value $0.10 per share (450.0 million shares authorized,
264.4 million and 262.2 million shares issued as of June 30, 2005 and
December 31, 2004, respectively)	26	26
Paid-in capital	5,915	5,741
Retained earnings	5,571	4,661
Treasury stock (26.1 million and 23.5 million shares as of June 30, 2005
and December 31, 2004, respectively)	(1,675)	(1,476)
ESOP (0.1 million shares as of December 31, 2004)	-	(7)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of June 30, 2005 and December 31, 2004)	(165)	(130)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(73)	(23)
Foreign currency translation adjustments	445	482
Minimum pension liability	(78)	(78)

Total	294	381

Total	10,055	9,285

Commitments and Contingencies	-	-

Total Liabilities and Stockholders' Equity	$20,827	$20,192

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2005	2004	2005	2004

Net Income Available to Common Stockholders	$506	$405	$996	$797

Add: Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholders
Before Preferred Stock Dividends	507	406	998	799

Other Comprehensive Income (Loss), Net of Income Taxes
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) during the period[1]	3	(34)	(79)	(115)
Reclassification adjustment for losses included in net
income[2]	25	47	29	91

Total unrealized gains (losses) on derivative instruments	28	13	(50)	(24)
Foreign currency translation adjustments[3]	(27)	(42)	(37)	(69)

Total	1	(29)	(87)	(93)

Comprehensive Income	$508	$377	$911	$706

1net of income tax benefit (expense) of:	$(1)	$18	$46	$65
2net of income tax expense of:	(15)	(27)	(17)	(53)
3net of income tax benefit of:	3	9	5	13

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30

millions	2005	2004

Cash Flow from Operating Activities
Net income	$998	$799
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	657	705
Deferred income taxes	146	248
Impairments related to oil and gas properties	-	9
Other noncash items	24	72

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	124	(158)
Increase (decrease) in accounts payable and accrued expenses	(69)	158
Other items - net	(149)	(68)

Net cash provided by operating activities	1,731	1,765

Cash Flow from Investing Activities
Additions to properties and equipment	(1,545)	(1,473)
Sales of properties and equipment	178	1

Net cash used in investing activities	(1,367)	(1,472)

Cash Flow from Financing Activities
Additions to debt	4	6
Retirements of debt	(170)	(1)
Increase (decrease) in accounts payable, banks	41	(30)
Sale of future hard minerals royalty revenues	-	158
Dividends paid	(88)	(73)
Purchase of treasury stock	(199)	(151)
Issuance of common stock	98	44

Net cash used in financing activities	(314)	(47)

Effect of Exchange Rate Changes on Cash	(9)	1

Net Increase in Cash and Cash Equivalents	41	247

Cash and Cash Equivalents at Beginning of Period	874	62

Cash and Cash Equivalents at End of Period	$915	$309

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

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of financial position as of June 30, 2005 and December 31, 2004, the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

       The Company's derivative instruments are generally either exchange traded or valued by reference to a commodity that is traded in a liquid market. Valuation is determined by reference to readily available public data. Option valuations are based on the Black-Scholes option pricing model and verified against third-party quotations. The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis differentials, while the fair value of the long-term portion is estimated based on an internally developed model that utilizes historical natural gas basis differentials. See Note 6.

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

New Accounting Principles and Developments      In June 2005, the Emerging Issues Task Force (EITF) tentatively concluded in Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that purchases and sales of inventory with the same party in the same line of business should be accounted for as nonmonetary exchanges, if entered into in contemplation of one another. Anadarko presents purchase and sale activities related to its marketing and trading activities on a net basis in the income statement. The Company does not expect the tentative conclusion reached on EITF Issue No. 04-13 to have a material impact on the Company's consolidated financial statements.

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

       FSP FAS 109-2, ''Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,'' provides guidance on the application of SFAS No. 109 to the special one-time dividends received deduction on the repatriation of certain undistributed foreign earnings to a U.S. taxpayer as provided for in the Jobs Act. In May 2005, Anadarko's Chief Executive Officer and Board of Directors approved a domestic reinvestment plan for a $500 million repatriation of foreign earnings under the Jobs Act. The $26 million tax effect of this repatriation was recorded as current tax expense in the second quarter financial statements.

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

       If compensation expense for all stock option grants had been determined using the fair value method, the Company's pro forma net income and EPS would have been as shown below:

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2005	2004	2005	2004

Net income available to common stockholders, as reported	$506	$405	$996	$797
Add: Stock-based employee compensation expense included
in income, after income taxes	6	4	10	7
Deduct: Total stock-based employee compensation expense
determined under the fair value method, after income taxes	(6)	(5)	(11)	(10)

Pro forma net income available to common stockholders	506	404	995	794

Basic EPS - as reported	$2.14	$1.60	$4.21	$3.16
Basic EPS - pro forma	$2.14	$1.60	$4.21	$3.15

Diluted EPS - as reported	$2.12	$1.59	$4.17	$3.14
Diluted EPS - pro forma	$2.12	$1.59	$4.16	$3.12

3.   Inventories

       Inventories are stated at the lower of average cost or market. The major classes of inventories, which are included in other current assets, are as follows:

	June 30,	December 31,
millions	2005	2004

Materials and supplies	$80	$79
Crude oil and NGLs	53	29
Natural gas	49	29

Total	$182	$137

4.  Properties and Equipment

       Oil and gas properties include costs of $1.4 billion and $1.6 billion at June 30, 2005 and December 31, 2004, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unproved properties and major development projects. At June 30, 2005 and December 31, 2004, the Company's investment in countries where proved reserves have not been established was $132 million and $116 million, respectively. For the first six months of 2005 and 2004, the Company made provisions for impairments of oil and gas properties of zero and $9 million, respectively, related to international activities.

       Total interest cost incurred during the second quarter of 2005 and 2004 was $68 million and $88 million, respectively. Of these amounts, the Company capitalized $18 million and $22 million during the second quarter of 2005 and 2004, respectively, as part of the cost of properties. Interest expense during the first six months of 2005 and 2004 was $137 million and $176 million, respectively. Of these amounts, the Company capitalized $35 million and $47 million during the first six months of 2005 and 2004, respectively. The interest rates for capitalization are based on the Company's weighted average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration, development and construction activities are in progress.

       Properties and equipment include internal costs related to exploration, development and construction activities of $42 million and $45 million capitalized during the second quarter of 2005 and 2004, respectively. For the first six months of 2005 and 2004, the Company capitalized internal costs related to exploration, development and construction activities of $87 million and $86 million, respectively.

5.  Debt

	June 30, 2005		December 31, 2004

millions	Principal	Carrying Value	Principal	Carrying Value

Total debt	$3,796	$3,675	$3,966	$3,840

Less current debt		72		169

Total long-term debt		$3,603		$3,671

       During the second quarter of 2005, the Company redeemed for cash $170 million principal amount of 6.5% Notes due in May 2005. As of June 30, 2005, current debt represents $42 million principal amount of 7.375% Debentures due May 2006 and $30 million principal amount of Zero Yield Puttable Contingent Debt Securities due 2021 that may be put to the Company in March 2006 at the option of the holders.

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

Oil and Gas Activities       At June 30, 2005 and December 31, 2004, the Company had option contracts, swap contracts and fixed price physical delivery contracts in place to hedge the sales price of a portion of its expected future sales of equity oil and gas production. The fixed price physical delivery contracts are excluded from derivative accounting treatment under the normal sale provision. The derivative financial instruments receive hedge accounting treatment if they qualify and are so designated. For those derivatives that do not qualify for hedge accounting, unrealized gains and losses are recognized currently in earnings.

       The fair value and the accumulated other comprehensive income balance applicable to the derivative financial instruments (excluding the physical delivery sales contracts) are as follows:

	June 30,	December 31,
millions	2005	2004

Fair Value - Asset (Liability)
Current	$(142)	$(58)
Long-term	(18)	(12)

Total	$(160)	$(70)

Accumulated other comprehensive loss before income taxes	$(114)	$(35)
Accumulated other comprehensive loss after income taxes	$(73)	$(22)

       The difference between the fair value and the unrealized loss before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on certain derivatives that did not qualify for hedge accounting and hedge ineffectiveness.

       Below is a summary of the Company's financial derivative instruments and fixed price, physical delivery sales contracts through 2006 related to its oil and gas activities as of June 30, 2005, including the hedged volumes per day and the related weighted-average prices. Cash flow hedge accounting is being used for all of the natural gas two-way and three-way collars except for two-way collars for 6 thousand million British thermal units per day (thousand MMBtu/d) and three-way collars for 9 thousand MMBtu/d for the remainder of 2005. None of the natural gas basis swaps positions are accounted for using cash flow hedge accounting. Cash flow hedge accounting is being used for all crude oil positions except for three-way collars for 5 thousand barrels per day (MBbls/d) for the third quarter of 2005 and 2 MBbls/d for the fourth quarter of 2005. Cash flow hedges beyond 2006 are not significant.

	Third	Fourth
	Quarter	Quarter	Annual
	2005	2005	2006

Natural Gas

Two-Way Collars (thousand MMBtu/d)	26	26	10
NYMEX price per MMBtu
Ceiling sold price	$5.65	$5.65	$5.88
Floor purchased price	$3.76	$3.76	$4.00

Three-Way Collars (thousand MMBtu/d)	269	269	-
NYMEX price per MMBtu
Ceiling sold price	$9.37	$9.37	$-
Floor purchased price	$5.00	$5.00	$-
Floor sold price	$4.01	$4.01	$-

Fixed Price (thousand MMBtu/d)	22	18	11
NYMEX price per MMBtu	$2.98	$2.95	$2.87

Total (thousand MMBtu/d)	317	313	21

Basis Swaps (thousand MMBtu/d)	123	119	12
Price per MMBtu	$(0.19)	$(0.18)	$(0.30)

Crude Oil

Two-Way Collars (MBbls/d)	2	2	1
NYMEX price per barrel
Ceiling sold price	$26.32	$26.32	$26.32
Floor purchased price	$22.00	$22.00	$22.00

Three-Way Collars (MBbls/d)	43	43	-
NYMEX price per barrel
Ceiling sold price	$46.89	$46.89	$-
Floor purchased price	$32.28	$32.28	$-
Floor sold price	$27.28	$27.28	$-

Total (MBbls/d)	45	45	1

MMBtu/d - million British thermal units per day

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

Marketing and Trading Activities     Unrealized gains and losses attributed to the Company's marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The fair values of these derivatives as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
millions	2005	2004

Fair Value - Asset (Liability)
Current	$3	$11
Long-term	5	5

Total	$8	$16

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke. Most of these agreements were transferred to Duke in the GPM disposition. One agreement was retained, but is managed and operated by Duke. Anadarko is not responsible for the operations of any of the contracts and does not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until February 2009.

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

       The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis differentials. Basis differentials are the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis differential quotes beyond the next 12 months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion is estimated based on historical regional natural gas basis differentials. The Company recognized other expense of $9 million and other income of $5 million for the quarter ended June 30, 2005 and 2004, respectively, and other expense of $12 million and other income of $3 million for the six months ended June 30, 2005 and 2004, respectively, related to the keep-whole agreement and associated derivative instruments. Net payments to Duke for the quarter ended June 30, 2005 and 2004 were $2 million and $6 million, respectively, and net payments to Duke for the six months ended June 30, 2005 and 2004 were $3 million and $12 million, respectively. As of June 30, 2005, accounts payable included $20 million and other long-term liabilities included $36 million related to the keep-whole agreement and associated derivative instruments. As of December 31, 2004, accounts payable included $15 million and other long-term liabilities included $39 million related to the keep-whole agreement and associated derivative instruments.

       Anticipated undiscounted and discounted liabilities for the firm transportation keep-whole agreement at June 30, 2005 are as follows:

millions	Undiscounted	Discounted

2005	$13	$13
2006	20	18
2007	20	17
2008	9	7
2009	1	1

Total	$63	$56

       As of June 30, 2005 and December 31, 2004, the Company's derivative financial instrument hedges in place related to the firm transportation keep-whole agreement were not significant.

7.  Preferred Stock

       For the first and second quarters of 2005 and 2004, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

8.  Common Stock

       The reconciliation between basic and diluted EPS is as follows:

Three Months Ended				Three Months Ended
June 30, 2005				June 30, 2004

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to
common stockholders	$506	236	$2.14	$405	252	$1.60

Effect of dilutive stock options and
performance-based stock awards	-	2		-	2

Diluted EPS
Net income available to
common stockholders plus
assumed conversion	$506	238	$2.12	$405	254	$1.59

Six Months Ended				Six Months Ended
June 30, 2005				June 30, 2004

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to
common stockholders	$996	237	$4.21	$797	252	$3.16

Effect of dilutive stock options and
performance-based stock awards	-	2		-	2

Diluted EPS
Net income available to
common stockholders plus
assumed conversion	$996	239	$4.17	$797	254	$3.14

       During the three and six months ended June 30, 2004, options for 1.1 million and 1.2 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the options' exercise price was greater than the average market price of common stock for the periods.

       The Company has announced a $2 billion stock buyback program. Shares may be repurchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During the six months ended June 30, 2005, Anadarko purchased 2.6 million shares of common stock for $198 million under the program. During July 2005, the Company purchased an additional 1.8 million shares of common stock for $160 million under the program.

       The Company's credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. Under the maximum debt capitalization ratio, retained earnings were not restricted as to the payment of dividends at June 30, 2005 and December 31, 2004.

9.  Statements of Cash Flows Supplemental Information

       The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:

	Six Months Ended
	June 30

millions	2005	2004

Interest	$98	$124
Income taxes	$144	$13

10.  Segment Information

       The following table illustrates information related to Anadarko's business segments. The segment shown as All Other and Intercompany Eliminations includes other smaller operating units, corporate activities, financing activities and intercompany eliminations.

Oil and Gas		Marketing		All Other and
Exploration		and		Intercompany
millions	and Production	Trading	Minerals	Eliminations	Total

Three Months Ended June 30:
2005

Total revenues	$1,527	$47	$11	$5	$1,590

Operating income (loss)	$926	$(5)	$9	$(87)	$843

2004

Total revenues	$1,426	$34	$7	$(24)	$1,443

Operating income (loss)	$803	$(9)	$6	$(113)	$687

Six Months Ended June 30:
2005

Total revenues	$3,017	$96	$25	$(18)	$3,120

Operating income (loss)	$1,839	$(3)	$22	$(196)	$1,662

Net properties and equipment	$14,717	$368	$1,190	$326	$16,601

Goodwill	$1,299	$-	$-	$-	$1,299

2004

Total revenues	$2,823	$86	$21	$(27)	$2,903

Impairments related to oil and gas properties	9	-	-	-	9

Operating income (loss)	$1,576	$4	$18	$(183)	$1,415

Net properties and equipment	$16,236	$268	$1,197	$365	$18,066

Goodwill	$1,378	$-	$-	$-	$1,378

11.  Other (Income) Expense

       Other (income) expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2005	2004	2005	2004

Operating lease settlement	$-	$-	$-	$63
Firm transportation keep-whole contract valuation	9	(5)	12	(3)
Interest income	(5)	-	(9)	(2)
Ineffectiveness of derivative financial instruments	(3)	3	1	(3)
Foreign currency transaction (gains) losses	2	1	1	(2)
Other	1	(3)	(1)	3

Total	$4	$(4)	$4	$56

      Foreign currency transaction (gains) losses for the three and six months ended June 30, 2005 exclude $2 million and ($1) million, respectively, related to the remeasurement of the Venezuelan deferred tax liability, which amounts are included in income tax expense. For the three and six months ended June 30, 2004, foreign currency transaction (gains) losses exclude zero and ($6) million, respectively, in transaction gains related to the remeasurement of the Venezuelan deferred tax liability, which amounts are included in income tax expense. The operating lease settlement in 2004 relates to the Corpus Christi West Plant Refinery.

12.  Commitments

       In June 2005, the Company entered into precedent agreements with a third party in order to secure delivery of natural gas from a liquefied natural gas facility Anadarko is constructing in Nova Scotia, Canada, called Bear Head, to prospective markets in eastern Canada and the northeastern United States. The third party has agreed to expand the capacity of its pipeline so it can accommodate the projected natural gas volumes from Bear Head. The precedent agreements signed by the parties establish the conditions on which the third party will proceed with design, regulatory approvals and construction of the expansion facilities, and be obligated to transport a specified volume of gas. As a condition to entering into the precedent agreements, Anadarko executed firm service agreements for transportation on the Canadian and United States portions of the pipeline. Upon satisfaction of the obligations under the precedent agreements, the initial term of the transportation agreements is 20 years.

       Based on current assumptions, Anadarko projects that annual demand charges due under the firm transportation service agreements may be in the range of $123 million to $182 million per year for the first five years from commencement of full service, potentially escalating by up to 5% in year six and 10% in year seven, exclusive of fuel and surcharges. No later than the eighth year from commencement of full service, rates under the agreements are to be redetermined based on then current conditions. The parties currently expect partial service under the agreements to commence between November 2007 and November 2008, and full service to commence between June 2008 and November 2009.

       The precedent agreements contain certain termination rights. The Company's potential reimbursement obligation under the precedent agreements increases over time as the third party incurs pre-service costs. This reimbursement obligation is expected to increase from about $8 million at December 2005 to $100 million at December 2006, up to a maximum of $215 million in May 2007.

13.  Pension Plans and Other Postretirement Benefits

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

       During the six months ended June 30, 2005, the Company made contributions of $55 million to its funded pension plans, $2 million to its unfunded pension plans and $3 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2005, the Company expects to contribute about $2 million to its funded pension plans, $3 million to its unfunded pension plans and $4 million to its unfunded other postretirement benefit plans.

       The following table sets forth the Company's pension and other postretirement benefit cost.

	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended
	June 30		June 30

millions	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$9	$6	$3	$3
Interest cost	10	8	3	2
Expected return on plan assets	(9)	(8)	-	-
Amortization of actuarial losses and prior service cost	4	3	-	1

Net periodic benefit cost	$14	$9	$6	$6

	Pension Benefits		Other Benefits

	Six Months Ended		Six Months Ended
	June 30		June 30

millions	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	$18	$12	$7	$6
Interest cost	19	16	5	4
Expected return on plan assets	(18)	(16)	-	-
Amortization of actuarial losses and prior service cost	9	6	1	2

Net periodic benefit cost	$28	$18	$13	$12

14.  Contingencies

General     Litigation charges of zero and $27 million were expensed for the three and six months ended June 30, 2005, respectively. Litigation charges of $20 million and $27 million were expensed for the three and six months ended June 30, 2004, respectively.

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

Litigation     The Company is subject to various claims from its royalty owners in the regular course of its business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the ''Gas Qui Tam case'') filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright's failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. The trial court denied the defendants' motions in January 2005 and the Company is reviewing the orders to determine whether an appeal is appropriate. Meanwhile, the court set a preliminary trial date in 2007. Management is unable to determine a reasonable range of loss, if any, related to this matter.

Environmental Matters     In December 2003, Anadarko Gathering Company voluntarily disclosed the findings of an internal environmental audit for its facilities in Kansas to the Kansas Department of Health and Environment (KDHE). In April 2005, KDHE submitted to Anadarko a Consent Decree and Final Order (Order) alleging certain violations of the Clean Air Act. The Order included an assessment of a proposed penalty amount of $169,000. Anadarko is in discussions with the KDHE to negotiate the final penalty amount.

Other Matters     The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material effect on the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for oil, natural gas, natural gas liquids (NGLs) and other products or services, the price of oil, natural gas, NGLs and other products or services, implementation of plans concerning the Bear Head liquefied natural gas facility, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Regulatory Matters and Additional Factors Affecting Business" and "Critical Accounting Policies and Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2004 Annual Report on Form 10-K. Anadarko undertakes no obligation to publicly update or revise any forward looking statements.

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

Results for the Three and Six Months Ended June 30, 2005

Selected Data

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2005	2004	2005	2004

Financial Results
Revenues	$1,590	$1,443	$3,120	$2,903
Costs and expenses	747	756	1,458	1,488
Interest expense and other (income) expense	54	62	106	185
Income tax expense	282	219	558	431
Net income available to common stockholders	$506	$405	$996	$797
Earnings per share - diluted	$2.12	$1.59	$4.17	$3.14
Average number of common shares outstanding - diluted	238	254	239	254

Operating Results
Sales volumes (MMBOE)	39	47	80	96

Capital Resources and Liquidity
Cash flow from operating activities			$1,731	$1,765
Capital expenditures			$1,553	$1,483

MMBOE - million barrels of oil equivalent

Financial Results

Net Income     In the second quarter of 2005, Anadarko's net income available to common stockholders was $506 million or $2.12 per share (diluted). This compares to net income available to common stockholders of $405 million or $1.59 per share (diluted) for the second quarter of 2004. For the six months ended June 30, 2005, Anadarko's net income available to common stockholders was $996 million, or $4.17 per share (diluted). This compares to net income available to common stockholders of $797 million, or $3.14 per share (diluted) for the same period in 2004. The increases in net income were primarily due to higher net realized commodity prices and lower expenses, partially offset by lower volumes associated with divestitures in late 2004. The increases in earnings per share were also due to lower average shares outstanding in 2005 as a result of stock repurchases in late 2004 and 2005.

Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2005	2004	2005	2004

Gas sales	$816	$843	$1,557	$1,615
Oil and condensate sales	629	503	1,300	1,054
Natural gas liquids sales	108	93	214	196
Other sales	37	4	49	38

Total	$1,590	$1,443	$3,120	$2,903

       Anadarko's total revenues for the three and six months ended June 30, 2005 increased 10% and 7%, respectively, compared to the same periods of 2004 due to higher net realized commodity prices and sales volumes from core oil and gas properties, partially offset by lower volumes resulting from the divestiture of non-core properties in late 2004.

       In the second quarter of 2005, the impact of hedges and marketing activities resulted in an increase in total revenues of $98 million compared to the same period of 2004. For the second quarter of 2005, these activities resulted in higher realized natural gas prices of $0.18 per thousand cubic feet (Mcf) and lower realized oil prices of $1.73 per barrel compared to market prices, which increased total revenues $1 million. For the second quarter of 2004, these activities resulted in lower realized natural gas prices of $0.28 per Mcf and lower realized oil prices of $3.19 per barrel compared to market prices, which decreased total revenues $97 million.

       In the first six months of 2005, the impact of hedges and marketing activities resulted in an increase in total revenues of $125 million compared to the same period of 2004. For the six months ended June 30, 2005, these activities resulted in higher realized natural gas prices of $0.15 per Mcf and lower realized oil prices of $1.99 per barrel compared to market prices, which decreased total revenues $19 million. For the six months ended June 30, 2004, these activities resulted in lower realized natural gas prices of $0.20 per Mcf and lower realized oil prices of $2.36 per barrel compared to market prices, which decreased total revenues $144 million.

Analysis of Sales Volumes

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

Barrels of Oil Equivalent (MMBOE)
United States	27	33	54	65
Canada	5	7	10	15
Algeria	5	5	12	12
Other International	2	2	4	4

Total	39	47	80	96

Barrels of Oil Equivalent per Day (MBOE/d)
United States	295	355	298	355
Canada	56	81	55	82
Algeria	57	52	67	65
Other International	20	24	21	23

Total	428	512	441	525

MBOE/d - thousand barrels of oil equivalent per day

       For the three and six months ended June 30, 2005, Anadarko's daily sales volumes decreased 16% compared to the same periods of 2004. These decreases were primarily due to lower sales volumes in the United States and Canada as a result of divestitures of non-core properties in late 2004, representing about 25% or 130 MBOE/d of the three and six months ended June 30, 2004 sales volumes. These decreases were partially offset by higher volumes of about 45 MBOE/d primarily associated with successful drilling in Louisiana and the western states as well as higher volumes in the deepwater Gulf of Mexico due to production startup at the Marco Polo platform in mid-2004.

Natural Gas Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

United States (Bcf)	104	126	210	247
MMcf/d	1,147	1,388	1,165	1,358
Price per Mcf	$6.31	$5.19	$5.98	$5.03

Canada (Bcf)	26	36	51	72
MMcf/d	287	398	279	396
Price per Mcf	$6.03	$5.16	$5.87	$5.14

Total (Bcf)	130	162	261	319
MMcf/d	1,434	1,786	1,444	1,754
Price per Mcf	$6.25	$5.19	$5.96	$5.06

Bcf - billion cubic feet
MMcf/d - million cubic feet per day

       The Company's daily natural gas sales volumes for the second quarter of 2005 were down 20% compared to the second quarter of 2004. For the first six months of 2005, the Company's daily natural gas sales volumes were down 18% compared to the same period of 2004. The decreases were primarily due to the impact of divestitures in the United States and Canada in late 2004, partially offset by higher volumes associated with successful drilling in Louisiana and the western states. Production of natural gas is generally not directly affected by seasonal swings in demand.

       The Company's average realized natural gas price for the three and six months ended June 30, 2005 increased 20% and 18%, respectively, compared to the same periods in 2004. The increase in prices in 2005 is attributed to continued strong demand in North America. The higher prices include the impact of commodity price hedges on 22% of natural gas sales volumes, during the three and six months ended June 30, 2005, that reduced the Company's exposure to low prices and limited participation in higher prices. As of June 30, 2005, the Company has hedged about 22% of its anticipated natural gas wellhead sales volumes for the remainder of 2005. See Energy Price Risk under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

United States (MMBbls)	5	8	12	16
MBbls/d	65	84	67	86
Price per barrel	$43.98	$31.04	$41.22	$30.45

Canada (MMBbls)	1	1	1	3
MBbls/d	7	13	7	14
Price per barrel	$46.36	$36.12	$45.87	$33.99

Algeria (MMBbls)	5	5	12	12
MBbls/d	57	52	67	65
Price per barrel	$51.75	$33.46	$49.81	$32.20

Other International (MMBbls)	2	2	4	4
MBbls/d	20	24	21	23
Price per barrel	$40.03	$27.88	$35.40	$25.87

Total (MMBbls)	13	16	29	35
MBbls/d	149	173	162	188
Price per barrel	$46.55	$31.71	$44.19	$30.76

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the three and six months ended June 30, 2005 were down 14% compared to the same periods of 2004 primarily due to the impact of divestitures in the United States and Canada in late 2004. These decreases were partially offset by higher volumes in the United States associated with production startup at the Marco Polo deepwater platform in mid-2004. Production of oil usually is not affected by seasonal swings in demand.

       Anadarko's average realized crude oil price for the three and six months ended June 30, 2005 increased 47% and 44%, respectively, compared to the same periods of 2004. These higher crude oil prices in 2005 were attributed to continued political unrest in the Middle East and increased worldwide demand. These higher prices include the impact of commodity price hedges on 30% and 28% of crude oil and condensate sales volumes during the three and six months ended June 30, 2005, respectively, that reduced the Company's exposure to low prices and limited participation in higher prices. As of June 30, 2005, the Company has hedged about 27% of its anticipated oil and condensate sales volumes for the remainder of 2005. See Energy Price Risk under Item 3 of this Form 10-Q.

Natural Gas Liquids Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

Total (MMBbls)	4	4	7	8
MBbls/d	40	41	38	45
Price per barrel	$29.70	$25.18	$30.99	$24.22

       The Company's daily NGLs sales volumes for the second quarter of 2005 decreased 2% compared to the same period of 2004. For the six months ended June 30, 2005, the Company's daily NGLs sales volumes decreased 16% compared to the same period of 2004. The decreases were primarily due to the impact of divestitures in the United States in late 2004.

       During the second quarter of 2005, the average NGLs price increased 18% compared to the same period of 2004. For the six months ended June 30, 2005, the average NGLs price increased 28% compared to the same period of 2004. NGLs production is dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs.

Costs and Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2005	2004	2005	2004

Direct operating	$137	$163	$267	$321
Transportation and cost of product	72	59	142	116
General and administrative	110	92	212	171
Depreciation, depletion and amortization	333	357	657	705
Other taxes	95	85	180	166
Impairments related to oil and gas properties	-	-	-	9

Total	$747	$756	$1,458	$1,488

       During the second quarter of 2005, Anadarko's costs and expenses decreased slightly compared to the second quarter of 2004 due to the following factors:

-

Direct operating expense was down 16% primarily due to the impact of divestitures in late 2004, partially offset by an increase in operating expenses associated with production beginning from the Marco Polo platform in mid-2004.

-

Transportation and cost of product expense increased 22% primarily due to higher natural gas transportation and NGLs transportation and fractionation costs. The $9 million increase in natural gas transportation cost was primarily due to a change in the Company's marketing strategy whereby the Company is transporting a higher percentage of its natural gas volumes to higher priced markets. The $4 million increase in NGLs transportation and fractionation cost was primarily due to a change in the Company's marketing strategy whereby the Company is fractionating its raw NGLs stream into the individual products in order to obtain higher sales proceeds for NGLs. These cost increases are offset by higher natural gas, NGLs and other sales revenues.

-

General and administrative (G&A) expense increased 20% primarily due to an increase of $11 million in compensation, pension and other postretirement benefits expenses attributed primarily to the rising cost of attracting and retaining a highly qualified workforce and the Company's decision to provide a more performance based compensation program to a broader base of employees. This increase also reflects the continued upward pressure on benefits expenses, including the impact of lower discount rates on estimated pension and other postretirement benefits expenses. G&A expense was also impacted by higher legal and consulting fees.

-

Depreciation, depletion and amortization (DD&A) expense decreased 7%. DD&A expense includes a decrease of $53 million related to lower production volumes, partially offset by an increase of $34 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool).

-	Other taxes increased 12% primarily related to higher net realized commodity prices.

       For the six months ended June 30, 2005, Anadarko's costs and expenses decreased 2% compared to the same period of 2004 due to the following factors:

-

Direct operating expense was down 17% primarily due to the impact of divestitures in late 2004, partially offset by an increase in operating expenses associated with production beginning from the Marco Polo platform in mid-2004.

-

Transportation and cost of product expense increased 22% primarily due to a $17 million increase in natural gas transportation expenses and a $10 million increase in fractionation costs. These cost increases are offset by higher natural gas, NGLs and other sales revenues.

-

G&A expense increased 24% primarily due to an increase of $27 million in compensation, pension and other postretirement benefits expenses. G&A expense was also impacted by higher legal and consulting fees.

-

DD&A expense decreased 7%. DD&A expense includes a decrease of $101 million related to lower production volumes, partially offset by an increase of $61 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool).

-	Other taxes increased 8% primarily related to higher net realized commodity prices.
-	Impairments of oil and gas properties in 2004 were related to other international activities.

Interest Expense and Other (Income) Expense

Three Months Ended			Six Months Ended
	June 30		June 30

millions	2005	2004	2005	2004

Interest Expense
Gross interest expense	$68	$88	$137	$176
Capitalized interest	(18)	(22)	(35)	(47)

Net interest expense	50	66	102	129

Other (Income) Expense
Operating lease settlement	-	-	-	63
Firm transportation keep-whole contract valuation	9	(5)	12	(3)
Interest income	(5)	-	(9)	(2)
Ineffectiveness of derivative financial instruments	(3)	3	1	(3)
Foreign currency transaction (gains) losses	2	1	1	(2)
Other	1	(3)	(1)	3

Total other (income) expense	4	(4)	4	56

Total	$54	$62	$106	$185

Interest Expense     Anadarko's gross interest expense for the three and six months ended June 30, 2005 decreased 23% and 22%, respectively, compared to the same periods of 2004 primarily due to lower average outstanding debt. Debt has decreased $1.4 billion since June 30, 2004. For the three and six months ended June 30, 2005, capitalized interest decreased 18% and 26%, respectively, compared to the same periods of 2004. The decrease was primarily due to lower capitalized costs that qualify for interest capitalization.

Other (Income) Expense     For the six months ended June 30, 2005, other expense decreased $52 million compared to the same period of 2004, primarily due to the 2004 operating lease settlement of $63 million and an increase in interest income of $7 million, partially offset by a $15 million unfavorable change related to the effect of lower market values for firm transportation subject to the keep-whole agreement. For additional information see Energy Price Risk and Foreign Currency Risk under Item 3 of this Form 10-Q.

Income Tax Expense

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except percentages	2005	2004	2005	2004

Income tax expense	$282	$219	$558	$431
Effective tax rate	36%	35%	36%	35%

       For the three and six months ended June 30, 2005, income taxes increased 29% compared to the same periods of 2004 primarily due to higher income before income taxes. The effective tax rates for the three and six months ended June 30, 2005 increased slightly from the same periods in 2004 primarily due to income taxes related to foreign operations. Variances from the 35% statutory rate are caused by income taxes related to foreign activities, state income taxes, enhanced oil recovery credits and other items. In May 2005, Anadarko's Chief Executive Officer and Board of Directors approved a domestic reinvestment plan for a $500 million repatriation of foreign earnings under the Jobs Act. The $26 million tax effect of this repatriation was recorded as current tax expense in the second quarter financial statements. The tax effect of the repatriation plan represents a non-recurring item, which increases the effective tax rate for the second quarter of 2005.

Operating Results

Exploration and Development Activities     During the second quarter of 2005, Anadarko participated in a total of 189 wells, including 151 gas wells, 37 oil wells and 1 dry hole. This compares to a total of 318 wells, including 219 gas wells, 88 oil wells and 11 dry holes during the second quarter of 2004.

       For the first six months of 2005, Anadarko participated in a total of 428 wells, including 340 gas wells, 82 oil wells and 6 dry holes. This compares to a total of 606 wells, including 424 gas wells, 156 oil wells and 26 dry holes during the first six months of 2004.

Marketing Strategies

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

Capital Resources and Liquidity

Overview     Anadarko's primary source of cash during the first six months of 2005 was cash flow from operating activities. The Company used cash flow primarily to fund its capital spending program, repurchase Anadarko common stock, increase cash and pay dividends. In addition, the Company used $170 million of cash from the 2004 divestitures to retire debt. The Company funded its capital investment programs during the first six months of 2004 primarily through cash flow from operating activities.

Cash Flow from Operating Activities     Anadarko's cash flow from operating activities during the six months ended June 30, 2005 was $1.73 billion compared to $1.76 billion for the same period of 2004. The slight decrease in 2005 cash flow was attributed to lower sales volumes resulting from the 2004 divestitures, that was mostly offset by higher net realized commodity prices.

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

Capital Expenditures     The following table shows the Company's capital expenditures by category.

	Six Months Ended
	June 30

millions	2005	2004

Development	$998	$1,045
Exploration	300	225
Property acquisition
Development - proved	28	5
Exploration - unproved	67	40
Capitalized interest and internal costs related to exploration
and development activities	117	133

Total oil and gas	1,510	1,448
Gathering and other	43	35

Total*	$1,553	$1,483

* Excludes asset retirement costs and includes actual asset retirement expenditures.

       During the six months ended June 30, 2005, Anadarko's capital spending increased 5% compared to the same period of 2004. The variances in the mix of oil and gas spending reflect the Company's available opportunities based on the near-term ranking of projects by net asset value potential.

Common Stock Repurchase Plan     The Company has announced a $2 billion stock buyback program. Shares may be repurchased either in the open market or through privately negotiated transactions. During the six months ended June 30, 2005, Anadarko purchased 2.6 million shares of common stock for $198 million under the program. During July 2005, the Company purchased an additional 1.8 million shares of common stock for $160 million under the program. The Company may purchase additional shares as excess cash flow is realized.

Debt    As of June 30, 2005 and December 31, 2004, Anadarko's total debt was $3.67 billion and $3.84 billion, respectively. The decrease in debt was due to the redemption of $170 million principal amount of 6.5% Notes due May 2005.

Dividends     In the first six months of 2005 and 2004, Anadarko paid $86 million and $71 million, respectively, in dividends to its common stockholders (18 cents per share in the first and second quarters of 2005 and 14 cents per share in the first and second quarters of 2004). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. For the six months ended June 30, 2005 and 2004, Anadarko also paid $2 million in preferred stock dividends.

       The Company's credit agreement allows for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. As of June 30, 2005, Anadarko's capitalization ratio was 27% debt. Under the maximum debt capitalization ratio, retained earnings were not restricted as to the payment of dividends at June 30, 2005.

Outlook     The Company currently expects 2005 capital spending to range between $3.1 billion and $3.3 billion. The increase of $300 million from the first quarter of 2005 levels is primarily for new long-term strategic opportunities in U.S. onshore lease acquisition and delineation drilling, a coalbed methane water pipeline in Wyoming and additional deepwater Gulf of Mexico exploration and development. The Company's 2005 capital spending was determined at an investment level that is less than anticipated cash flow using recent New York Mercantile Exchange prices; therefore, net cash flow from operations in 2005 is expected to be higher than capital spending. The Company may use a portion of excess cash to repurchase common stock.

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

Obligations and Commitments

       In June 2005, the Company entered into precedent agreements with a third party in order to secure delivery of natural gas from a liquefied natural gas facility Anadarko is constructing in Nova Scotia, Canada, called Bear Head, to prospective markets in eastern Canada and the northeastern United States. The third party has agreed to expand the capacity of its pipeline so it can accommodate the projected natural gas volumes from Bear Head. The precedent agreements signed by the parties establish the conditions on which the third party will proceed with design, regulatory approvals and construction of the expansion facilities, and be obligated to transport a specified volume of gas. As a condition to entering into the precedent agreements, Anadarko executed firm service agreements for transportation on the Canadian and United States portions of the pipeline. Upon satisfaction of the obligations under the precedent agreements, the initial term of the transportation agreements is 20 years.

       Based on current assumptions, Anadarko projects that annual demand charges due under the firm transportation service agreements may be in the range of $123 million to $182 million per year for the first five years from commencement of full service, potentially escalating by up to 5% in year six and 10% in year seven, exclusive of fuel and surcharges. No later than the eighth year from commencement of full service, rates under the agreements are to be redetermined based on then current conditions. The parties currently expect partial service under the agreements to commence between November 2007 and November 2008, and full service to commence between June 2008 and November 2009.

       The precedent agreements contain certain termination rights. The Company's potential reimbursement obligation under the precedent agreements increases over time as the third party incurs pre-service costs. This reimbursement obligation is expected to increase from about $8 million at December 2005 to $100 million at December 2006, up to a maximum of $215 million in May 2007.

Marketing and Trading Contracts     The following tables provide additional information as of June 30, 2005 regarding the Company's marketing and trading portfolio of physical delivery and financially settled derivative contracts and the firm transportation keep-whole agreement and related financial derivative instruments.

		Firm
	Marketing	Transportation
millions	and Trading	Keep-Whole	Total

Fair value of contracts outstanding as of
December 31, 2004 - assets (liabilities)	$16	$(54)	$(38)
Contracts realized or otherwise settled during 2005	(9)	9	-
Fair value of new contracts when entered into during 2005	-	-	-
Other changes in fair value	1	(11)	(10)

Fair value of contracts outstanding as of
June 30, 2005 - assets (liabilities)	$8	$(56)	$(48)

	Fair Value of Contracts as of June 30, 2005

Assets (Liabilities) millions	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in excess of 5 Years	Total

Marketing and Trading
Prices actively quoted	$3	$4	$1	$-	$8
Prices based on models and other valuation
methods	-	-	-	-	-

Firm Transportation Keep-Whole
Prices actively quoted	$(21)	$-	$-	$-	$(21)
Prices based on models and other valuation
methods	-	(31)	(4)	-	(35)

Total
Prices actively quoted	$(18)	$4	$1	$-	$(13)
Prices based on models and other valuation
methods	-	(31)	(4)	-	(35)

Recent Accounting Developments     In June 2005, the Emerging Issues Task Force (EITF) tentatively concluded in Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that purchases and sales of inventory with the same party in the same line of business should be accounted for as nonmonetary exchanges, if entered into in contemplation of one another. Anadarko presents purchase and sale activities related to its marketing and trading activities on a net basis in the income statement. The Company does not expect the tentative conclusion reached on EITF Issue No. 04-13 to have a material impact on the Company's consolidated financial statements.

Other Developments     Anadarko's operations in Venezuela are governed by an Operating Service Agreement (OSA) that was entered into in November 1993 between the Company and an affiliate of Petroleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela. Anadarko's partner in the OSA, Petrobras Energia Venezuela (Petrobras), acts as operator. In April 2005, the Venezuelan Ministry of Energy and Petroleum announced that all OSAs concluded by PDVSA between 1992 and 1997 will be subject to renegotiation. In addition, the Venezuelan tax authority recently announced its intention to assess a 50% hydrocarbon income tax rate, plus interest and penalties, to taxpayers operating under OSAs, for all open tax years, rather than the 34% income tax rate applicable to service companies. PDVSA has limited the fees paid to the Company by applying a cap to the revenues with respect to the oil production from the OSA. Petrobras is engaged in discussions with PDVSA and the Ministry of Energy and Petroleum related to these matters as well as the renegotiation of the OSA. However, the Company cannot predict at this time the outcome of these discussions. Although the Company has not agreed to the limits imposed by PDVSA, the Company revised its revenues by $25 million in the second quarter of 2005 to reflect the cumulative estimated impact through June 2005. The Company is unable to determine the impact of the current situation in Venezuela on future operating results at this time. For the year ended December 31, 2004, approximately 2% of the Company's net income and total assets were associated with operations located in Venezuela.

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

Derivative Instruments Held for Non-Trading Purposes    The Company had equity production hedges of 60 Bcf of natural gas and 9 MMBbls of crude oil as of June 30, 2005 (excluding physical delivery fixed price contracts). As of June 30, 2005, the Company had a net unrealized loss of $160 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of approximately $60 million. However, this loss would be substantially offset by a gain in the value of that portion of the Company's equity production that is hedged.

Derivative Instruments Held for Trading Purposes     As of June 30, 2005, the Company had a net unrealized gain of $26 million (gains of $27 million and losses of $1 million) on derivative financial instruments entered into for trading purposes and a net unrealized loss of $18 million (losses of $29 million and gains of $11 million) on physical delivery contracts entered into for trading purposes and accounted for as derivatives. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on these derivative instruments would be less than $1 million.

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Corporation (Duke). As part of the GPM disposition, Anadarko pays Duke if transportation market values fall below the fixed contract transportation rates, while Duke pays Anadarko if the transportation market values exceed the contract transportation rates (keep-whole agreement). This keep-whole agreement will be in effect until the earlier of each contract's expiration date or February 2009. The Company may periodically use derivative instruments to reduce its exposure under the keep-whole agreement to potential decreases in future transportation market values. Due to decreased liquidity, the use of derivative instruments to manage this risk is generally limited to the forward 12 months. As of June 30, 2005, accounts payable included $20 million and other long-term liabilities included $36 million related to this agreement. As of December 31, 2004, accounts payable included $15 million and other long-term liabilities included $39 million related to this agreement. A 10% unfavorable change in the June 30, 2005 prices would result in an additional loss of $20 million on the keep-whole agreement. The future gain or loss from this agreement cannot be accurately predicted. For additional information related to the keep-whole agreement see Note 6 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

       For additional information regarding the Company's marketing and trading portfolio and the firm transportation keep-whole agreement, see Marketing Strategies under Item 2 of this Form 10-Q.

Interest Rate Risk     Anadarko is also exposed to risk resulting from changes in interest rates as a result of the Company's floating rate obligations. The Company believes the potential effect that reasonably possible near term changes in interest rates may have on interest expense or the fair value of the Company's fixed rate debt instruments is not material. The Company did not have any derivative instruments related to interest rate risk in place as of June 30, 2005.

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

       A Canadian subsidiary has notes and debentures denominated in U.S. dollars. The potential foreign currency remeasurement impact on earnings from a 10% unfavorable change in the June 30, 2005 Canadian exchange rate against the U.S. dollar would be a loss of about $5 million based on the outstanding debt at June 30, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2005.

Changes in Internal Control over Financial Reporting

       There were no changes in Anadarko's internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

        See Note 14 - Contingencies of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2005.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Period	purchased (1)	per share	or programs	plans or programs (2)

April	1,144	$75.31	-

May	1,082	$74.00	-

June	17,353	$80.62	-

Second Quarter 2005	19,579	$79.94	-	$493,000,000

(1)

During the second quarter of 2005, no shares were purchased under the Company's share repurchase programs. During the second quarter of 2005, 19,579 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

(2)

In June 2004, the Company announced a stock buyback program to purchase up to $2 billion in shares of common stock. The Company may purchase additional shares under this program in the future; however, the repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

Item 4.  Submission of Matters to a Vote of Security Holders

       On May 12, 2005, the Company held its Annual Meeting of Stockholders. The following table presents the voting results for the items that were presented for stockholder approval:

		For	Against	Withheld or Abstained

(a)	Election of directors: *
	John R. Butler, Jr.	208,083,432	-	4,004,028
	Preston M. Geren III	207,106,073	-	4,981,387
	John R. Gordon	205,154,429	-	6,933,031

(b)	Approval of the Amended and Restated 1999 Stock Incentive Plan	169,211,549	11,624,812	1,697,621

(c)	Ratification of the appointment of KPMG LLP as the independent auditors for 2005	206,579,004	4,138,991	1,369,465

(d)	Stockholder proposal regarding corporate political giving	16,925,779	148,945,379	16,662,823

* Those directors whose term of office continued were as follows: Conrad P. Albert, Robert J. Allison, Jr., John W. Poduska, Sr., Larry Barcus, James L. Bryan, James T. Hackett, and H. Paulett Eberhart.

Item 6.  Exhibits

      Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit		Original Filed	File
Number	Description	Exhibit	Number

3(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
	of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

(b)	By-laws of Anadarko Petroleum	3(b) to Form 10-Q	1-8968
	Corporation, as amended	for quarter ended
September 30, 2004

(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
	Restated Certificate of Incorporation	July 28, 2000

4(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
	Cumulative Preferred Stock, Series B	May 6, 1998

(b)	Rights Agreement, dated as of October 29,	4.1 to Form 8-A dated	1-8968
	1998, between Anadarko Petroleum	October 30, 1998
Corporation and The Chase Manhattan Bank

(c)	Amendment No. 1 to Rights Agreement, dated	2.4 to Form 8-K dated	1-8968
	as of April 2, 2000 between Anadarko and	April 2, 2000
The Rights Agent

10.1	Precedent Agreement between Maritimes &	10.1 to Form 8-K dated	1-8968
	Northeast Pipeline, LLC and Anadarko LNG	July 6, 2005
Marketing LLC

10.2	Anadarko Guaranty of Anadarko LNG Marketing	10.2 to Form 8-K dated	1-8968
	LLC's obligations under the Service Agreement	July 6, 2005

10.3	Anadarko Guaranty of Anadarko LNG Marketing	10.3 to Form 8-K dated	1-8968
	LLC's obligations under the Precedent Agreement	July 6, 2005

10.4	Precedent Agreement between Maritimes &	10.4 to Form 8-K dated	1-8968
	Northeast Pipeline Limited Partnership and	July 6, 2005
Anadarko Canada LNG Marketing, Corp.

10.5	Anadarko Guarantee of Anadarko Canada LNG	10.5 to Form 8-K dated	1-8968
	Marketing, Corp.'s obligations under the Service	July 6, 2005
Agreement

10.6	Anadarko Guarantee of Anadarko Canada LNG	10.6 to Form 8-K dated	1-8968
	Marketing, Corp.'s obligations under the Precedent	July 6, 2005
Agreement

10.7	Form of Service Agreement for Rate Schedule	10.7 to Form 8-K dated	1-8968
	MN365	July 6, 2005

10.8	Service Agreement for Toll Schedule MN365	10.8 to Form 8-K dated	1-8968
July 6, 2005

10.9	Base Rate Agreement	10.9 to Form 8-K dated	1-8968
July 6, 2005

10.10	Summary of Director Compensation	10.1 to Form 8-K dated	1-8968
May 12, 2005

*12	Computation of Ratios of Earnings to Fixed
Charges and Earnings to Combined Fixed
Charges and Preferred Stock Dividends

*31(a)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer

*(b)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer

*32	Section 1350 Certifications

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

August 4, 2005	By:	/s/ JAMES R. LARSON

James R. Larson - Senior Vice President,
Finance and Chief Financial Officer