Form 10-Q
period 2006-03-31
ANADARKO PETROLEUM CORP
filed 2006-05-09
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer    X       Accelerated filer           Non-accelerated filer        .

     Indicate by check mark whether the registrant is a shell company. Yes         No   X   .

     The number of shares outstanding of the Company's common stock as of March 31, 2006 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	229,260,860

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Quarter Ended March 31, 2006 and 2005	-

	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	-

	Consolidated Statements of Comprehensive Income for the Quarter Ended March 31, 2006 and 2005	-

	Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2006 and 2005	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31

millions except per share amounts	2006	2005

Revenues
Gas sales	$936	$739
Oil and condensate sales	824	668
Natural gas liquids sales	121	106
Other sales	73	13

Total	1,954	1,526

Costs and Expenses
Direct operating	167	130
Transportation and cost of product	89	70
General and administrative	117	102
Depreciation, depletion and amortization	360	324
Other taxes	112	85
Impairments related to oil and gas properties	13	-

Total	858	711

Operating Income	1,096	815

Interest Expense and Other (Income) Expense
Interest expense	51	52
Other (income) expense	(2)	(4)

Total	49	48

Income Before Income Taxes	1,047	767

Income Tax Expense	386	276

Net Income	$661	$491

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholders	$660	$490

Per Common Share
Net income - basic	$2.87	$2.07
Net income - diluted	$2.84	$2.05

Dividends	$0.18	$0.18

Average Number of Common Shares Outstanding - Basic	230	237

Average Number of Common Shares Outstanding - Diluted	232	239

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
millions	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$820	$739
Accounts receivable, net of allowance:
Customers	1,130	1,338
Others	367	581
Other current assets	218	258

Total	2,535	2,916

Properties and Equipment
Original cost (includes unproved properties of $1,355 and $1,309
as of March 31, 2006 and December 31, 2005, respectively)	29,428	28,455
Less accumulated depreciation, depletion and amortization	10,954	10,593

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	18,474	17,862

Other Assets	662	614

Goodwill	1,196	1,196

Total Assets	$22,867	$22,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,453	$1,725
Accrued expenses	498	556
Current debt	235	122

Total	2,186	2,403

Long-term Debt	3,392	3,555

Other Long-term Liabilities
Deferred income taxes	4,852	4,719
Other	880	860

Total	5,732	5,579

Stockholders' Equity
Preferred stock, par value $1.00 per share (2.0 million shares authorized,
0.1 million shares issued as of March 31, 2006 and December 31, 2005)	89	89
Common stock, par value $0.10 per share (450.0 million shares authorized,
266.9 million and 266.3 million shares issued as of March 31, 2006 and
December 31, 2005, respectively)	27	27
Paid-in capital	6,121	6,063
Retained earnings	7,576	6,957
Treasury stock (35.6 million and 34.4 million shares as of March 31, 2006
and December 31, 2005, respectively)	(2,543)	(2,423)
Executives and Directors Benefits Trust, at market value
(2.0 million shares as of March 31, 2006 and December 31, 2005)	(202)	(189)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(42)	(5)
Foreign currency translation adjustments	547	549
Minimum pension liability	(16)	(17)

Total	489	527

Total	11,557	11,051

Commitments and Contingencies	-	-

Total Liabilities and Stockholders' Equity	$22,867	$22,588

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	March 31

millions	2006	2005

Net Income Available to Common Stockholders	$660	$490

Add: Preferred Stock Dividends	1	1

Net Income Available to Common Stockholders
Before Preferred Stock Dividends	661	491

Other Comprehensive Income (Loss), Net of Income Taxes
Unrealized gains (losses) on derivative instruments:
Unrealized losses during the period[1]	(37)	(82)
Reclassification adjustment for loss included in net income[2]	-	4

Total unrealized gains (losses) on derivative instruments	(37)	(78)
Foreign currency translation adjustments[3]	(2)	(10)
Minimum pension liability[4]	1	-

Total	(38)	(88)

Comprehensive Income	$623	$403

1net of income tax benefit of:	$21	$47
2net of income tax expense of:	-	(2)
3net of income tax benefit of:	1	2
4net of income tax expense of:	-	-

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31

millions	2006	2005

Cash Flow from Operating Activities
Net income	$661	$491
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	360	324
Deferred income taxes	132	73
Impairments related to oil and gas properties	13	-
Other noncash items	21	7
Changes in assets and liabilities:
Decrease in accounts receivable	423	140
Decrease in accounts payable and accrued expenses	(305)	(44)
Other items - net	(83)	(55)

Net cash provided by operating activities	1,222	936

Cash Flow from Investing Activities
Additions to properties and equipment	(980)	(790)
Sales of properties and equipment	5	157

Net cash used in investing activities	(975)	(633)

Cash Flow from Financing Activities
Additions to debt	3	3
Retirements of debt	(30)	-
Decrease in accounts payable, banks	(9)	(6)
Dividends paid	(42)	(44)
Purchase of treasury stock	(120)	(197)
Issuance of common stock	32	68

Net cash used in financing activities	(166)	(176)

Effect of Exchange Rate Changes on Cash	-	(4)

Net Increase in Cash and Cash Equivalents	81	123

Cash and Cash Equivalents at Beginning of Period	739	874

Cash and Cash Equivalents at End of Period	$820	$997

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

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of financial position as of March 31, 2006 and December 31, 2005, the results of operations for the quarter ended March 31, 2006 and 2005 and cash flows for the quarter ended March 31, 2006 and 2005. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

Derivative Instruments     The majority of the derivative instruments utilized by Anadarko are in conjunction with its marketing and trading activities or to manage the price risk attributable to the Company's expected oil and gas production. Anadarko also periodically utilizes derivatives to manage its exposure associated with the firm transportation keep-whole agreement, interest rates and foreign currency exchange rates. All derivatives, other than those that meet the normal purchases and sales exception, are carried on the balance sheet at fair value.

       Anadarko prefers to apply hedge accounting for derivatives utilized to manage price risk associated with the Company's oil and gas production, interest rate risk and foreign currency exchange rate risk. However, some of these derivatives do not qualify for hedge accounting. In these instances, unrealized gains and losses are recognized currently in earnings. For those derivatives that qualify for hedge accounting, Anadarko formally documents the hedging relationship including the risk management objective and strategy for undertaking the hedge. Each hedge is also assessed for effectiveness quarterly. Under hedge accounting, the derivatives may be designated as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedge relates to the exposure of fair value changes to a recognized asset or liability or an unrecognized firm commitment, the unrealized gains and losses on the derivative and the unrealized gains and losses on the hedged item are both recognized currently in earnings. If the hedge relates to exposure of variability in the cash flow of a forecasted transaction, the effective portion of the unrealized gains and losses on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period the hedged transaction is recorded. The ineffective portion of unrealized gains and losses attributable to cash flow hedges related to oil and gas price risk management, if any, is recognized currently in gas sales and oil and condensate sales. Hedge ineffectiveness is that portion of the derivative's unrealized gains and losses that exceed the hedged item's unrealized gains and losses. In those instances where it becomes probable that a hedged forecasted transaction will not occur, the unrealized gain or loss is reclassified from accumulated other comprehensive income to earnings in the current period. Accounting for unrealized gains and losses attributable to foreign currency hedges that qualify for hedge accounting is dependent on whether the hedge is a fair value or a cash flow hedge.

       Unrealized gains and losses attributable to derivative instruments used in the Company's marketing and trading activities (including both physical delivery and financially settled purchase and sale contracts), the firm transportation keep-whole agreement and derivatives used to manage the exposure of the keep-whole agreement are recognized currently in earnings. The marketing and trading unrealized gains and losses that are attributable to the Company's production are recorded to gas sales and oil and condensate sales. The marketing and trading unrealized gains and losses that are attributable to third-party production are recorded to other sales. The gains and losses attributable to the firm transportation keep-whole agreement and associated derivatives are recorded to other (income) expense. Unrealized gains and losses related to fair value changes of the Company's interest rate swaps and the related hedged debt are recorded to interest expense.

       The Company's derivative instruments are either exchange traded or transacted in an over-the-counter market. Valuation is determined by reference to readily available public data. Option valuations are based on the Black-Scholes option pricing model and verified against third-party quotations. The fair value of the short-term portion of the firm transportation keep-whole agreement is calculated based on quoted natural gas basis differentials, while the fair value of the long-term portion is estimated based on an internally developed model that utilizes historical natural gas basis differentials. The fair value of the interest rate swap is calculated with a model that utilizes the expected forward London Interbank Offered Rate (LIBOR). See Note 6.

Stock-Based Compensation     The Company accounts for stock-based compensation under the fair value method. The Company grants various types of stock-based awards including stock options, nonvested equity shares (restricted stock) and performance-based awards. The fair value of stock option awards is determined using the Black-Scholes option pricing model. Restricted stock awards are valued using the market price on grant-date. For performance-based awards, the fair value of the market condition portion of the award is measured using a Monte Carlo simulation and the performance condition portion of the award is measured at the market price of the Company's common stock on the grant-date. Liability classified awards are valued at the end of each period based on the specifications of each plan. The Company records compensation expense for stock-based compensation awards over the requisite service period. For equity awards that contain service and market conditions, compensation expense is recorded using the straight-line method. If the requisite service period is satisfied, expense is not adjusted unless the award contains a performance condition. If an award contains a performance condition, expense is recognized only for those shares that ultimately vest using the fair value per share measured at grant-date. See Note 2.

Earnings Per Share     The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options and performance-based stock awards under the treasury stock method, if including such potential shares of common stock is dilutive. See Note 8.

New Accounting Principles     In January 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective method. See Note 2.

2.  Stock-Based Compensation

       Effective January 2003, the Company adopted the fair value method of accounting for share-based employee compensation using the prospective method described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Effective January 2006, the Company adopted SFAS No. 123(R). Results for prior periods have not been restated. SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense related to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The related cumulative adjustment of $2 million before income taxes was recorded as a reduction to general and administrative expense and was not presented separately in the income statement due to immateriality. The adoption of SFAS No. 123(R) did not have a material impact on the Company's income before income taxes, net income or basic and diluted earnings per share for the quarter ended March 31, 2006. The effect on net income and earnings per share for the quarter ended March 31, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123(R) to all options, was not material.

       Prior to the adoption of SFAS No. 123(R), the Company reported amounts attributable to the benefits of tax deductions in excess of recognized compensation in the financial statements (excess tax benefits) in the statement of cash flows as operating activities - other items net. SFAS No. 123(R) requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the quarter ended March 31, 2006, $11 million in excess tax benefits were included in cash flow from financing activities.

       The Company generally issues new shares to satisfy employee share-based payment plans. At March 31, 2006, 8 million shares of the 23 million shares of Anadarko common stock originally authorized for awards under the active share-based compensation plans remain available for future issuance. The compensation expense that has been recorded for the awards was $16 million and $9 million for the quarter ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $5 million and $3 million for the quarter ended March 31, 2006 and 2005, respectively. Compensation cost capitalized as part of properties and equipment for the quarter ended March 31, 2006 and 2005 was $7 million and $4 million, respectively.

       Cash received from stock option exercises for the quarter ended March 31, 2006 and 2005 was $21 million and $70 million, respectively. The actual tax benefit realized for the tax deductions from share-based payment arrangements totaled $11 million and $15 million for the quarter ended March 31, 2006 and 2005, respectively.

Equity Classified Awards

Stock Options     Certain employees may be granted options to purchase shares of Anadarko common stock under the 1999 Stock Incentive Plan. Stock options are granted at the fair market value of Anadarko common stock on the date of grant and have a maximum term of seven years from the date of grant. Stock options vest over service periods ranging from one to four years.

       Nonemployee directors may be granted nonqualified stock options under the 1998 Director Stock Plan. Stock options are granted at the fair market value of Anadarko common stock on the date of grant and have a maximum term of ten years from the date of grant. Stock options vest over service periods ranging from the date of grant up to two years.

       The fair value of stock option awards is determined using the Black-Scholes option pricing model. The expected life of the option is estimated based upon historical exercise behavior. The expected forfeiture rate is estimated separately. The volatility assumption is based upon historical implied volatilities over a term commensurate with the expected life of the option. The risk-free interest rate is based on the continuous rate provided by the U.S. Treasury for a term commensurate with the expected life of the option. The dividend yield assumed a constant annual dividend yield, which was the dividend yield during 2005. The Company did not grant any stock option awards in the first quarter 2005 and used the following assumptions to estimate the fair value of stock options granted during the first quarter 2006.

March 31, 2006

Expected option life - years	4.5
Volatility	30.5%
Risk-free interest rate	4.4%
Dividend yield	0.8%

       A summary of stock option activity for the quarter ended March 31, 2006 is summarized below:

Shares (millions)		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Outstanding at January 1, 2006	4.78	$51.14
Granted	.01	$101.38
Exercised	(0.50)	$40.70
Forfeited or expired	-	$56.78

Outstanding at March 31, 2006	4.29	$52.52	3.4	$207

Vested or expected to vest at March 31, 2006	3.98	$51.97	3.3	$194

Exercisable at March 31, 2006	3.07	$47.80	2.5	$163

       The weighted-average grant-date fair value of stock options granted during the quarter ended March 31, 2006 was $30.92 using the Black-Scholes option pricing model. The total intrinsic value of stock options exercised during the quarter ended March 31, 2006 and 2005 was $31 million and $43 million, respectively, based on the difference between the market price at the exercise date and the option price. As of March 31, 2006, there was $16 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock     Shares of common stock may be granted to certain employees and nonemployee directors as restricted stock under the 1999 Stock Incentive Plan and the 1998 Director Stock Plan. Restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of the restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares. Restricted stock awards vest over service periods ranging from the date of grant up to four years.

       A summary of restricted stock activity for the quarter ended March 31, 2006 is presented below:

		Weighted-Average Grant-Date Fair Value
	Shares (millions)

Nonvested at January 1, 2006	1.55	$69.83
Granted	.02	$100.06
Vested	(.04)	$61.37
Forfeited	(.01)	$73.71

Nonvested at March 31, 2006	1.52	$70.42

       The weighted-average grant-date fair value of restricted stock granted during the quarter ended March 31, 2005 was $69.25. The total fair value of restricted shares vested during the quarter ended March 31, 2006 and 2005 was $4 million and $2 million, respectively, based on the market price at the vesting date. As of March 31, 2006, there was $76 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 1.2 years.

Performance-Based Share Awards     Anadarko and key officers of the Company have two Performance Unit Agreements with three-year terms under the 1999 Stock Incentive Plan. The agreements provide for issuance of up to a maximum of 100,200 shares of Anadarko common stock after a three-year performance period ending in 2007 and a maximum of 253,000 shares of Anadarko common stock after a three-year performance period ending in 2008. The number of shares to be issued will be determined based on a market objective and a performance objective. The shares are equally weighted between the two objectives. The number of performance units to be issued with respect to the first objective will be determined by comparing the Company's total shareholder return to the total shareholder return of a predetermined group of peer companies over the performance period. The number of performance units to be issued with respect to the second objective will be determined based on the Company's reserve replacement efficiency ratio over the performance period. The fair value per share for the performance conditions is $63.09 and $94.27 for the three-year periods ending 2007 and 2008, respectively.

       Anadarko and a key officer of the Company have entered into a Performance Share Agreement under the 1999 Stock Incentive Plan. The agreement provides for issuance of up to 80,000 shares of Anadarko common stock after a two-year performance period that ended in 2005 and a four-year performance period ending in 2007. The number of shares to be issued is determined by comparing the Company's total shareholder return to the total shareholder return of a predetermined group of peer companies. In the quarter ended March 31, 2006, 14,400 shares were issued for the period that ended in 2005 with a fair value of $2 million.

       As of March 31, 2006, there was $13 million of total unrecognized compensation expense related to performance-based share awards, which is expected to be recognized over a weighted-average period of 2.3 years.

Liability Classified Awards

Long-Term Incentive Cash Program     The Company offers a cash incentive program to employees of the Company's Canadian subsidiary that provides potential cash payments based upon attainment of specified Anadarko stock price targets. The awards vest over service periods of two years from the date of grant and expire five years from the date of grant. The liability outstanding as of March 31, 2006 related to the program was $13 million. As of March 31, 2006, there was $5 million of total unrecognized compensation expense related to the program, which is expected to be recognized over the next seven months.

Value Creation Plan     The Company offers a cash incentive program that provides employees the opportunity to earn cash bonus awards based on the Company's total shareholder return for the year compared to the total shareholder return of a predetermined group of peer companies. The liability outstanding as of March 31, 2006 related to the program was $6 million. As of March 31, 2006, there was $15 million of total unrecognized compensation expense related to the program, which is expected to be recognized over the next nine months.

3.   Inventories

       Inventories are stated at the lower of average cost or market and removed at carrying value. The major classes of inventories, which are included in other current assets, are as follows:

	March 31,	December 31,
millions	2006	2005

Materials and supplies	$103	$101
Natural gas	28	53
Crude oil and NGLs	39	27

Total	$170	$181

4.  Properties and Equipment

       Oil and gas properties include costs of $1.4 billion and $1.3 billion at March 31, 2006 and December 31, 2005, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unproved properties and major development projects in which the Company owns a direct interest. At March 31, 2006 and December 31, 2005, the Company's investment in countries where proved reserves have not been established was $141 million and $107 million, respectively. For the quarter ended March 31, 2006, the Company made provisions for impairments of oil and gas properties of $13 million related to international activities.

       Total interest cost incurred during the first quarter of 2006 and 2005 was $66 million and $69 million, respectively. Of these amounts, the Company capitalized $15 million and $17 million during the first quarter of 2006 and 2005, respectively, as part of the cost of properties. The interest rates for capitalization are based on the Company's weighted-average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration, development and construction activities are in progress.

       Properties and equipment include internal costs related to exploration, development and construction activities of $48 million and $45 million capitalized during the first quarter of 2006 and 2005, respectively.

5.  Debt

	March 31, 2006		December 31, 2005

millions	Principal	Carrying Value	Principal	Carrying Value

Total debt	$3,766	$3,627	$3,796	$3,677

Less current debt		235		122

Total long-term debt		$3,392		$3,555

       During the first quarter of 2006, the Company redeemed for cash $30 million principal amount of Zero Yield Puttable Contingent Debt Securities due 2021. As of March 31, 2006, current debt represents $42 million principal amount of 7.375% Debentures due May 2006, $51 million principal amount of 7% Notes due October 2006 and $142 million principal amount of 5.375% Notes due March 2007.

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

       Anadarko also enters into derivative financial instruments (futures, swaps and options) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in the market price of natural gas and crude oil. Derivative financial instruments are also used to meet customers' pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. In addition, the Company may use options and swaps to reduce exposure associated with interest rates and foreign currency exchange rates.

       Futures contracts are generally used to fix the price of expected future gas sales and oil sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Commodity swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Physical delivery purchase and sale agreements require the receipt or delivery of physical product at a specified location and price. The pricing can be fixed or market-based. Options are generally used to fix a floor and a ceiling price (collar) for expected future gas sales and oil sales. An interest rate swap is used by the Company to effectively convert a portion of its fixed-rate debt to floating-rate debt. Settlements of futures contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange and have nominal credit risk. Swap, over-the-counter traded option and physical delivery agreements expose the Company to credit risk to the extent the counterparty is unable to meet its settlement commitment. The Company monitors the creditworthiness of each counterparty and assesses the impact, if any, on fair valuation and hedge accounting criteria. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses in settling with its swap and option counterparties.

Oil and Gas Activities       At March 31, 2006 and December 31, 2005, the Company had option contracts, swap contracts and fixed price physical delivery contracts in place to hedge the sales price of a portion of its expected future sales of equity oil and gas production (non-trading activities). The fixed price physical delivery contracts are excluded from derivative accounting treatment under the normal sale provision. The derivative financial instruments receive hedge accounting treatment if they qualify and are so designated. For those derivatives that do not qualify for hedge accounting, unrealized gains and losses are recognized currently in oil and gas revenues.

       The fair value and the accumulated other comprehensive income balance applicable to the derivative financial instruments (excluding the physical delivery sales contracts) are as follows:

	March 31,	December 31,
millions	2006	2005

Fair Value - Asset (Liability)
Current	$(21)	$(28)
Long-term	(77)	(25)

Total	$(98)	$(53)

Accumulated other comprehensive loss before income taxes	$(66)	$(8)
Accumulated other comprehensive loss after income taxes	$(42)	$(5)

       The difference between the fair value and the unrealized loss before income taxes recognized in accumulated other comprehensive income is due to premiums, recognition of unrealized gains and losses on derivatives that did not qualify for hedge accounting and hedge ineffectiveness.

       Below is a summary of the Company's financial derivative instruments and fixed price physical delivery sales contracts related to its oil and gas activities (non-trading) as of March 31, 2006, including the hedged volumes per day and the related weighted-average prices. The natural gas prices are NYMEX Henry Hub. The crude oil prices are a combination of NYMEX Cushing and Brent Dated. Cash flow hedges on natural gas beyond 2006 and on crude oil beyond 2012 are not significant.

		Remainder	Hedge
		of	Accounting
		2006	Applied

Natural Gas

Two-Way Collars (thousand MMBtu/d)		10	No
Price per MMBtu
Ceiling sold price		$5.88
Floor purchased price		$4.00

Fixed Price Physical Delivery (thousand MMBtu/d)		11	No
Price per MMBtu		$2.87

Total (thousand MMBtu/d)		21

MMBtu - million British thermal units
MMBtu/d - million British thermal units per day

	Remainder	Six Year	Hedge
	of	Average	Accounting
	2006	2007-2012	Applied

Crude Oil

Two-Way Collars (MBbls/d)	1	-	No
Price per barrel
Ceiling sold price	$26.32	$-
Floor purchased price	$22.00	$-

Three-Way Collars (MBbls/d)	-	17	Yes
Price per barrel
Ceiling sold price	$-	$86.17
Floor purchased price	$-	$48.55
Floor sold price	$-	$34.28

Total (MBbls/d)	1	17

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

Marketing and Trading Activities     Unrealized gains and losses attributed to the Company's marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The fair values of these derivatives as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
millions	2006	2005

Fair Value - Asset (Liability)
Current	$9	$-
Long-term	4	5

Total	$13	$5

Firm Transportation Keep-Whole Agreement     A company Anadarko acquired in 2000 was a party to several long-term firm gas transportation agreements that supported its gas marketing program within its gathering, processing and marketing (GPM) business segment, which was sold in 1999 to Duke Energy Corporation (Duke). Most of these agreements were transferred to Duke in the GPM disposition. One agreement was retained, but was managed and operated by Duke. Anadarko was not responsible for the operations of any of the contracts and did not utilize the associated transportation assets to transport the Company's natural gas. As part of the GPM disposition, Anadarko paid Duke if transportation market values fell below the fixed contract transportation rates, while Duke paid Anadarko if the transportation market values exceeded the contract transportation rates (keep-whole agreement).

       The fair value of the short-term portion of the firm transportation keep-whole agreement at March 31, 2006 was calculated based on quoted natural gas basis differentials. Basis differentials are the difference in value between gas at various delivery points and the NYMEX gas futures contract price. Management believes that natural gas basis price differential quotes beyond the next 12 months are not reliable indicators of fair value due to decreasing liquidity. Accordingly, the fair value of the long-term portion was estimated based on historical regional natural gas basis differentials. The Company recognized other expense of $4 million and $3 million for the quarter ended March 31, 2006 and 2005, respectively, related to the keep-whole agreement and associated derivative instruments. Net (payments to) receipts from Duke for the quarter ended March 31, 2006 and 2005 were $9 million and $(1) million, respectively. As of March 31, 2006, other current assets included $7 million and other long-term liabilities included $12 million related to the keep-whole agreement and associated derivative instruments. As of December 31, 2005, other current assets included $30 million and other long-term liabilities included $22 million related to the keep-whole agreement and associated derivative instruments.

       As of March 31, 2006 and December 31, 2005, the Company's derivative financial instruments related to the firm transportation keep-whole agreement were insignificant.

       Effective April 1, 2006, Anadarko and Duke terminated the keep-whole agreement and Duke transferred to Anadarko a portfolio of certain gas transportation agreements that had been subject to the keep-whole agreement on several U.S. and Canadian pipelines.

Interest Rate Swap     During March 2006, Anadarko entered into a 25-year swap agreement with a notional value of $600 million whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to the six-month LIBOR. This agreement was entered into to better balance the fixed-rate to floating-rate percentage of the Company's debt obligations. The transaction qualifies for hedge accounting. Realized gains and losses under the agreement are recorded to interest expense. The net unrealized gain (loss) related to fair value changes of the interest rate swap and hedged debt is also recorded to interest expense. The fair value of the interest rate swap is reflected within assets or liabilities and the related change in fair value of the hedged debt is reflected in the carrying value of the associated long-term debt. During the first quarter of 2006, the Company had a net unrealized loss of $23 million on the fair value of the interest rate swap, which was offset by an unrealized gain related to a reduction in the carrying value of the hedged debt.

7.  Preferred Stock

       For the first quarter of 2006 and 2005, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

8.  Common Stock

       The reconciliation between basic and diluted EPS is as follows:

Quarter Ended				Quarter Ended
March 31, 2006				March 31, 2005

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to
common stockholders	$660	230	$2.87	$490	237	$2.07

Effect of dilutive stock options and
performance-based stock awards	-	2		-	2

Diluted EPS
Net income available to
common stockholders plus
assumed conversion	$660	232	$2.84	$490	239	$2.05

       For the quarter ended March 31, 2006, options for 0.4 million average shares of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive.

       The Company has a stock buyback program under which shares are repurchased either in the open market or through privately negotiated transactions. During the quarter ended March 31, 2006, Anadarko purchased 1.2 million shares of common stock for $118 million under the program.

       The covenants in the Company's credit agreement provide for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. Retained earnings were not restricted as to the payment of dividends at March 31, 2006 and December 31, 2005.

9.  Statements of Cash Flows Supplemental Information

       The amounts of cash paid for interest (net of amounts capitalized) and income taxes are as follows:

	Quarter Ended
	March 31

millions	2006	2005

Interest	$4	$1
Income taxes	$99	$52

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

Oil and Gas		Marketing		All Other and
Exploration		and		Intercompany
millions	and Production	Trading	Minerals	Eliminations	Total

Quarter Ended March 31
2006

Total revenues	$1,866	$58	$20	$10	$1,954

Impairments related to oil and gas properties	$13	$-	$-	$-	$13
Operating income (loss)	$1,147	$1	$19	$(71)	$1,096

Net properties and equipment	$16,523	$424	$1,187	$340	$18,474

Goodwill	$1,196	$-	$-	$-	$1,196

2005

Total revenues	$1,486	$49	$14	$(23)	$1,526

Operating income (loss)	$909	$2	$13	$(109)	$815

Net properties and equipment	$14,350	$351	$1,190	$341	$16,232

Goodwill	$1,308	$-	$-	$-	$1,308

11.  Pension Plans and Other Postretirement Benefits

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

       During the quarter ended March 31, 2006, the Company made contributions of $57 million to its funded pension plans, $5 million to its unfunded pension plans and $2 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2006, the Company expects to contribute about $4 million to its funded pension plans, $5 million to its unfunded pension plans and $5 million to its unfunded other postretirement benefit plans.

       The following table sets forth the Company's pension and other postretirement benefit cost.

	Pension Benefits		Other Benefits

	Quarter Ended		Quarter Ended
	March 31		March 31

millions	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$10	$9	$4	$4
Interest cost	11	9	2	2
Expected return on plan assets	(12)	(9)	-	-
Amortization of actuarial losses and prior service cost	5	5	1	1

Net periodic benefit cost	$14	$14	$7	$7

12.  Contingencies

General      Adjustments to litigation charges increased income before income taxes $8 million during the quarter ended March 31, 2006 compared to a decrease of $27 million for the same period of 2005. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries located in Texas, California and Oklahoma. Two companies Anadarko acquired in 2000 and 2002 sold the refineries prior to being acquired by Anadarko. While the ultimate outcome and impact on the Company cannot be predicted with certainty, Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

Litigation      The Company is subject to various claims from its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis for royalty valuations. Among such claims, the Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. (the ''Gas Qui Tam case'') filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company and 118 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company's present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the Civil False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright's failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. On September 14, 2005, the trial court declined an early appeal of its order denying the defendants' motion to dismiss. Meanwhile, the discovery process is ongoing and the court has set a trial date for fall 2007. Management is currently unable to determine a reasonably possible range of loss, if any, related to this matter.

Other  The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material effect on the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for oil, natural gas, natural gas liquids (NGLs) and other products or services, the price of oil, natural gas, NGLs and other products or services, implementation of plans concerning the Bear Head liquefied natural gas facility, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors discussed in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" included in the Company's 2005 Annual Report on Form 10-K. Anadarko undertakes no obligation to publicly update or revise any forward looking statements.

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

Results for the Quarter Ended March 31, 2006

Selected Data

	Quarter Ended
	March 31

millions except per share amounts	2006	2005

Financial Results
Revenues	$1,954	$1,526
Costs and expenses	858	711
Interest expense and other (income) expense	49	48
Income tax expense	386	276
Net income available to common stockholders	$660	$490
Earnings per share - diluted	$2.84	$2.05
Average number of common shares outstanding - diluted	232	239

Operating Results
Sales volumes (MMBOE)	38	41

Capital Resources and Liquidity
Cash flow from operating activities	$1,222	$936
Capital expenditures	$984	$795

MMBOE - million barrels of oil equivalent

Financial Results

Net Income     In the first quarter of 2006, Anadarko's net income available to common stockholders was $660 million or $2.84 per share (diluted). This compares to net income available to common stockholders of $490 million or $2.05 per share (diluted) for the first quarter of 2005. The increase in net income was primarily due to higher net realized commodity prices, partially offset by higher costs and expenses and lower sales volumes. The increase in earnings per share was also due to lower average shares outstanding in 2006 as a result of stock repurchases in 2005 and 2006.

Revenues

	Quarter Ended
	March 31

millions	2006	2005

Gas sales	$936	$739
Oil and condensate sales	824	668
Natural gas liquids sales	121	106
Other sales	73	13

Total	$1,954	$1,526

       Anadarko's total revenues for the quarter ended March 31, 2006 increased 28% compared to the same period of 2005 due to higher net commodity prices, partially offset by lower volumes in Algeria and onshore in the United States.

       The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil and condensate and NGLs. This activity is referred to as price risk management. The impact of price risk management and marketing activities increased total gas, oil and condensate and NGLs revenues $25 million during the first quarter of 2006 compared to a decrease of $19 million in the same period of 2005. For the first quarter of 2006, these activities resulted in $0.20 per Mcf higher average natural gas prices and $0.15 per barrel lower average oil prices compared to market prices. For the first quarter of 2005, these activities resulted in $0.11 per Mcf higher average natural gas prices and $2.35 per barrel lower average oil prices compared to market prices.

Analysis of Sales Volumes

	Quarter Ended
	March 31

	2006	2005

Barrels of Oil Equivalent (MMBOE)
United States	25	27
Canada	5	5
Algeria	6	7
Other International	2	2

Total	38	41

Barrels of Oil Equivalent per Day (MBOE/d)
United States	284	302
Canada	54	53
Algeria	62	77
Other International	19	23

Total	419	455

MBOE/d - thousand barrels of oil equivalent per day

       For the quarter ended March 31, 2006, Anadarko's daily sales volumes decreased 8% compared to the same period of 2005. This decrease was primarily due to lower sales volumes in Algeria related to the timing of cargo liftings and lower onshore United States gas volumes as a result of an increased focus on exploration drilling.

Natural Gas Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2006	2005

United States (Bcf)	98	107
MMcf/d	1,091	1,183
Price per Mcf	$7.58	$5.64

Canada (Bcf)	25	24
MMcf/d	275	271
Price per Mcf	$7.78	$5.70

Total (Bcf)	123	131
MMcf/d	1,366	1,454
Price per Mcf	$7.62	$5.65

Bcf - billion cubic feet
MMcf/d - million cubic feet per day

       The Company's daily natural gas sales volumes for the first quarter of 2006 were down 6% compared to the first quarter of 2005. The decrease is primarily due to natural declines and a partial shift in focus toward exploration drilling versus the development of existing fields, primarily in east Texas and north Louisiana. While continued development drilling is planned to maintain steady production at the more mature Bossier and Vernon fields, the Company chose to shift some of the resources away from development of those fields in order to test step-out and new field prospects in 2005. While exploration efforts will continue in 2006, many of the new rigs being added in 2006 will be utilized for development drilling. Production of natural gas is generally not directly affected by seasonal swings in demand.

       The Company's average natural gas price for the quarter ended March 31, 2006 increased 35% compared to the same period in 2005. The higher prices in 2006 are attributed to continued strong demand in North America and the impact of hurricanes in the Gulf of Mexico during 2005 on gas production and infrastructure. As of March 31, 2006, the Company has utilized price risk management on only 1% of its anticipated natural gas wellhead sales volumes for 2006. See Energy Price Risk under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2006	2005

United States (MMBbls)	6	6
MBbls/d	71	70
Price per barrel	$57.24	$38.30

Canada (MMBbls)	-	1
MBbls/d	5	7
Price per barrel	$47.60	$45.34

Algeria (MMBbls)	6	7
MBbls/d	62	77
Price per barrel	$63.11	$48.36

Other International (MMBbls)	2	2
MBbls/d	19	23
Price per barrel	$48.00	$31.30

Total (MMBbls)	14	16
MBbls/d	157	177
Price per barrel	$58.07	$42.04

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the quarter ended March 31, 2006 were down 11% compared to the same period of 2005 primarily due to lower sales volumes in Algeria attributed to an additional cargo lifting in 2005. Production of oil usually is not affected by seasonal swings in demand.

       Anadarko's average crude oil price for the quarter ended March 31, 2006 increased 38% compared to the same period of 2005. These higher crude oil prices in 2006 were attributed to continued political unrest in oil exporting countries, increased worldwide demand and the impact of hurricanes in the Gulf of Mexico during 2005 on oil production and infrastructure. As of March 31, 2006, the Company has utilized price risk management on less than 1% of its anticipated oil and condensate sales volumes for 2006. See Energy Price Risk under Item 3 of this Form 10-Q.

Natural Gas Liquids Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2006	2005

Total (MMBbls)	3	3
MBbls/d	34	36
Price per barrel	$39.97	$32.44

       The Company's daily NGLs sales volumes for the first quarter of 2006 decreased 6% compared to the same period of 2005. During the first quarter of 2006, the average NGLs price increased 23% compared to the same period of 2005. NGLs production is dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs.

Costs and Expenses

	Quarter Ended
	March 31

millions	2006	2005

Direct operating	$167	$130
Transportation and cost of product	89	70
General and administrative	117	102
Depreciation, depletion and amortization	360	324
Other taxes	112	85
Impairments related to oil and gas properties	13	-

Total	$858	$711

       During the first quarter of 2006, Anadarko's costs and expenses increased 21% compared to the first quarter of 2005 due to the following factors:

-

Direct operating expense was up 28% due to an increase in workovers in the Gulf of Mexico, and an increase in maintenance and repair activity, as well as rising utility and fuel expenses as a result of higher energy costs and industry demand.

-

Transportation and cost of product expense increased 27% primarily due to increases in transportation expense. The increase was primarily due to a change in the Company's marketing strategy whereby the Company is transporting a higher percentage of its natural gas volumes to higher priced markets.

-

General and administrative expense increased 15% primarily due to higher compensation and benefits expenses attributed primarily to the rising cost of attracting and retaining a highly qualified workforce.

-

Depreciation, depletion and amortization (DD&A) expense increased 11%. DD&A expense includes an increase of $53 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool), partially offset by a decrease of $20 million related to lower production volumes.

-	Other taxes increased 32% primarily due to higher net realized commodity prices.
-	Impairments of oil and gas properties in the first quarter of 2006 were related to other international activities.

Interest Expense and Other (Income) Expense

	Quarter Ended
	March 31

millions	2006	2005

Interest Expense
Gross interest expense	$66	$69
Capitalized interest	(15)	(17)

Net interest expense	51	52

Other (Income) Expense
Interest Income	(7)	(5)
Firm transportation keep-whole contract valuation	4	3
Foreign currency transaction gains	-	(1)
Other	1	(1)

Total other (income) expense	(2)	(4)

Total	$49	$48

Interest Expense     Anadarko's gross interest expense for the quarter ended March 31, 2006 decreased 4% compared to the same period of 2005 primarily due to lower average outstanding debt. For the quarter ended March 31, 2006, capitalized interest decreased 12% compared to the same period of 2005. The decrease in capitalized interest was primarily due to lower capitalized costs that qualify for interest capitalization.

       For additional information see Energy Price Risk, Interest Rate Risk and Foreign Currency Risk under Item 3 of this Form 10-Q.

Income Tax Expense

	Quarter Ended
	March 31

millions except percentages	2006	2005

Income tax expense	$386	$276
Effective tax rate	37%	36%

       For the quarter ended March 31, 2006, income taxes increased 40% compared to the same period of 2005 primarily due to higher income before income taxes. Variances from the 35% statutory rate are caused by income taxes related to foreign activities, state income taxes, cross border financing, excess U.S. foreign tax credits and other items.

Operating Results

Exploration and Development Activities     During the first quarter of 2006, Anadarko participated in a total of 243 wells, including 209 gas wells, 27 oil wells and 7 dry holes. This compares to a total of 239 wells, including 189 gas wells, 45 oil wells and 5 dry holes during the first quarter of 2005.

Marketing Strategies

       The Company's marketing department manages sales of its natural gas, crude oil and NGLs. In marketing its production, the Company attempts to maximize realized prices while managing credit exposure. The Company's sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale.

       The Company also purchases natural gas, crude oil and NGLs volumes for resale primarily from partners and producers near Anadarko's production. These purchases allow the Company to aggregate larger volumes, attract larger, more creditworthy customers and facilitate its efforts to maximize prices received for the Company's production.

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

Capital Resources and Liquidity

Overview     Anadarko's primary source of cash during the first quarter of 2006 was cash flow from operating activities. The Company used cash flow primarily to fund its capital spending program, repurchase Anadarko common stock, pay dividends and retire debt. The Company funded its capital investment programs during the first quarter of 2005 primarily through cash flow from operating activities.

Cash Flow from Operating Activities     Anadarko's cash flow from operating activities during the first quarter of 2006 was $1.2 billion compared to $936 million for the same period of 2005. The increase in first quarter 2006 cash flow compared to 2005 was attributed to higher commodity prices, partially offset by higher costs and expenses and lower sales volumes.

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

Capital Expenditures     The following table shows the Company's capital expenditures by category.

	Quarter Ended
	March 31

millions	2006	2005

Development	$625	$532
Exploration	158	160
Property acquisition
Development - proved	-	2
Exploration - unproved	102	21
Capitalized interest and internal costs related to exploration
and development activities	60	61

Total oil and gas	945	776
Gathering and other	39	19

Total*	$984	$795

* Excludes asset retirement costs and includes actual asset retirement expenditures.

       During the quarter ended March 31, 2006, Anadarko's capital spending increased 24% compared to the same period of 2005 primarily due to an increase in exploration lease acquisitions, offshore drilling completions, development of the coalbed methane infrastructure and rising service and material costs. The variances in the mix of oil and gas spending reflect the Company's available opportunities based on the near-term ranking of projects by net asset value potential.

Common Stock Repurchase Plan     A $1 billion stock buyback program was authorized in November 2005. Shares may be repurchased either in the open market or through privately negotiated transactions. During the first quarter of 2006, Anadarko purchased 1.2 million shares of common stock for $118 million under the program. The Company expects to purchase additional shares under the program as anticipated excess cash flow is realized; however, the repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. At March 31, 2006, $636 million remained available for stock repurchases under the program.

Dividends     In the first quarter of 2006 and 2005, Anadarko paid $41 million and $43 million, respectively, in dividends to its common stockholders (18 cents per share in both 2006 and 2005). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. For the quarter ended March 31, 2006 and 2005, Anadarko also paid $1 million in preferred stock dividends.

       The covenants in the Company's credit agreement provide for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. As of March 31, 2006, Anadarko's capitalization ratio was 24% debt; therefore, retained earnings were not restricted as to the payment of dividends.

Debt    As of March 31, 2006 and December 31, 2005, Anadarko's total debt was $3.63 billion and $3.68 billion, respectively. During the first quarter of 2006, the Company redeemed for cash $30 million principal amount of Zero Yield Puttable Contingent Debt Securities due 2021.

Outlook     The Company currently expects 2006 capital spending to be approximately $4 billion. The Company's 2006 capital spending was determined at an investment level that is less than projected cash flow using recent New York Mercantile Exchange prices; therefore, cash flow in 2006 is expected to be higher than capital spending.

      Anadarko's strategy with respect to its capital program is to maintain a steady level of activity despite the volatile nature of commodity prices. This is accomplished by setting capital activity at levels that are self- funding. When prices exceed targeted levels, as is currently the case, costs tend to increase as well. The cash generated in excess of the amount needed to fund the steady level of capital activity is: systematically returned to shareholders through stock repurchases; used to build additional balance sheet strength through debt reductions; or otherwise made available for reinvestment in other strategic options. Alternatively, when prices are below the Company's targeted levels, Anadarko could draw upon its strengthened debt capacity to fund a steady level of activity.

       In February 2006, the Company's Board of Directors authorized a two-for-one split of the common stock. The stock split will require that shareholders approve an increase in authorized shares for this purpose at the Company's May 11, 2006 annual meeting. If approved, Anadarko's transfer agent will deliver to each holder of record at the close of business on May 12, 2006, one additional share for every share of common stock held. The split will be effected in the form of a stock dividend, which will be delivered on May 26, 2006. Anadarko's common stock should begin trading on a post-split basis on May 29, 2006. Based on shares outstanding at March 31, 2006, Anadarko would have approximately 459 million shares of common stock outstanding following the proposed stock split.

Obligations and Commitments

Marketing Activities     Effective April 1, 2006, Anadarko and Duke terminated the keep-whole agreement and Duke transferred to Anadarko a portfolio of certain gas transportation agreements that had been subject to the keep-whole agreement on several U.S. and Canadian pipelines. The gas transportation agreements extend through 2009 and represent a cumulative commitment of approximately $75 million.

Marketing and Trading Contracts     The following tables provide additional information as of March 31, 2006 regarding the Company's marketing and trading portfolio of physical delivery and financially settled derivative instruments and the firm transportation keep-whole agreement and related financial derivative instruments.

		Firm
	Marketing	Transportation
millions	and Trading	Keep-Whole	Total

Fair value of contracts outstanding as of
December 31, 2005 - assets (liabilities)	$5	$8	$13
Contracts realized or otherwise settled during 2006	(9)	(9)	(18)
Fair value of new contracts when entered into during 2006	1	-	1
Other changes in fair value	16	(4)	12

Fair value of contracts outstanding as of
March 31, 2006 - assets (liabilities)	$13	$(5)	$8

	Fair Value of Contracts as of March 31, 2006

Assets (Liabilities) millions	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in excess of 5 Years	Total

Marketing and Trading
Prices actively quoted	$9	$3	$1	$-	$13
Prices based on models and other valuation
methods	-	-	-	-	-

Firm Transportation Keep-Whole
Prices actively quoted	$7	$-	$-	$-	$7
Prices based on models and other valuation
methods	-	(12)	-	-	(12)

Total
Prices actively quoted	$16	$3	$1	$-	$20
Prices based on models and other valuation
methods	-	(12)	-	-	(12)

Recent Developments

       Anadarko's operations in Venezuela have been governed by an Operating Service Agreement (OSA) that was entered into in November 1993 with an affiliate of Petroleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela. Anadarko and its partner in the OSA, Petrobras Energia Venezuela (Petrobras), have conducted their OSA operations via a Venezuelan joint venture in which Petrobras acts as operator. In 2005, the Venezuelan Ministry of Energy and Petroleum announced that all OSAs concluded by PDVSA between 1992 and 1997 were subject to renegotiation. Anadarko and Petrobras signed a Transitory Agreement with PDVSA in September 2005. Under this agreement, the parties were negotiating the conversion of the OSA to a company in which Anadarko, Petrobras and PDVSA would each have an interest.

       On March 31, 2006, Anadarko executed a binding Memorandum of Understanding (MOU) with Corporación Venezolana del Petróleo, S.A. (CVP), an affiliate of PDVSA, PDVSA and Petrobras, under which the parties agreed to convert the OSA to a company in which CVP and PDVSA will have a 60% interest, Petrobras will have a 22% interest, and Anadarko will have an 18% interest. Anadarko expects to execute the contracts covered by the MOU during the second quarter of 2006 at which time the OSA will be terminated and the new company will be formed. The final contracts will be subject to approval by Venezuela's National Assembly, which has already approved the draft contract form. Anadarko anticipates that the conversion will take place in the second quarter of 2006, effective April 1, 2006. Since March 2005, PDVSA has limited the fees paid to Anadarko by applying a cap to the revenues with respect to the oil production from the OSA. Anadarko's revenues for first quarter 2006 were reduced by $4 million to reflect the estimated impact of the reduced fees during the period. Anadarko recorded revenues from Venezuela of $58 million in the first quarter of 2006.

       In the first quarter of 2006, Anadarko paid approximately $6 million of Venezuela tax related to an assessment by SENIAT, the Venezuela national tax authority, which included an increase in corporate income tax rates (67.7% for 2001 and 50% for 2002-2004).

       Anadarko is unable to predict the effect that any political events may have on its operations or interests in Venezuela for 2006 and beyond. Anadarko is currently analyzing its options, including the possible sale of these non-operated interests in Venezuela. Depending on what the Company decides to do with these assets going forward, Anadarko may be required to record a partial impairment of these assets in the near future, but cannot currently predict what a possible loss, if any, may be. For the quarter ended March 31, 2006, approximately 3% of Anadarko's income before income taxes and 2% of the total assets were associated with operations located in Venezuela.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company's primary market risks are fluctuations in energy prices, foreign currency exchange rates and interest rates. These fluctuations can affect revenues and the cost of operating, investing and financing activities. The Company's risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. For information regarding the Company's accounting policies related to derivatives and additional information related to the Company's derivative instruments, see Note 1 - Summary of Significant Accounting Policies, Note 5 - Debt and Note 6 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Energy Price Risk     The Company's most significant market risk is the pricing for natural gas, crude oil and NGLs. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. The Company has substantially more exposure to unfavorable changes in energy prices in 2006 than it did in prior years due to a decreased level of derivative instruments in place. In addition, a noncash writedown of the Company's oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. Below is a sensitivity analysis of the Company's commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes    The Company had derivative instruments in place to reduce the price risk associated with future equity production of 5 Bcf of natural gas and 38 MMBbls of crude oil as of March 31, 2006 (excluding physical delivery fixed price contracts not accounted for as derivative instruments). As of March 31, 2006, the Company had a net unrealized loss of $98 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of approximately $108 million. However, this loss would be substantially offset by an increase in the value of that portion of the Company's equity production that is hedged.

Derivative Instruments Held for Trading Purposes     As of March 31, 2006, the Company had a net unrealized loss of $15 million (losses of $28 million and gains of $13 million) on derivative financial instruments entered into for trading purposes and a net unrealized gain of $29 million (gains of $49 million and losses of $20 million) on physical delivery contracts entered into for trading purposes and accounted for as derivatives. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on these derivative instruments would be $4 million.

       For additional information regarding the Company's marketing and trading portfolio, see Marketing Strategies under Item 2 of this Form 10-Q.

Interest Rate Risk     As of March 31, 2006, Anadarko has $3.6 billion of outstanding debt, all of which is fixed-rate debt. During March 2006, Anadarko entered into a 25-year swap agreement with a notional value of $600 million whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to the six-month LIBOR. This agreement was entered into to better balance the fixed-rate to floating-rate percentage of the Company's debt obligations. As of March 31, 2006, the Company had a net unrealized loss of $23 million on the fair value of an interest rate swap, which was offset by an unrealized gain on the hedged debt. A 10% increase in interest rates that were in effect on March 31, 2006, would result in an additional unrealized loss of approximately $45 million on the fair value of the interest rate swap.

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

       A Canadian subsidiary has notes and debentures denominated in U.S. dollars. The potential foreign currency remeasurement impact on earnings from a 10% unfavorable change in the March 31, 2006 Canadian exchange rate against the U.S. dollar would be a loss of about $5 million based on the outstanding debt at March 31, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2006.

Changes in Internal Control over Financial Reporting

       There were no changes in Anadarko's internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

        See Note 12 - Contingencies of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form 10-Q.

Environmental Matters     The United States Environmental Protection Agency (EPA) has alleged certain violations of the Clean Water Act with respect to the Company's offshore operations. The Company met with the EPA and agreed to resolve these allegations through the payment of a $60,000 penalty and a Supplemental Environmental Project (SEP) valued at $50,000. The SEP was completed in March 2006 and Anadarko filed its SEP completion report with the EPA. This matter is now closed.

       In December 2003, Anadarko Gathering Company voluntarily disclosed the findings of an internal environmental audit for its facilities in Kansas to the Kansas Department of Health and Environment. In April 2006, Anadarko submitted the Finalized Consent Decree and Final Order which included the assessment of a $150,000 penalty along with the funding of a SEP and a contribution to the Kansas Association for Conservation and Environmental Education. This matter is now closed.

       In March 2006, the Ministry of the Attorney General of British Columbia in Canada advised Anadarko that the Company had been charged with allegedly contravening certain provisions of Canada's Fisheries Act and British Columbia's Water Act in 2004. The alleged facts underlying such charges were not stated. The Company is scheduled to appear in Provincial Court of British Columbia in Fort Nelson, British Columbia on May 23, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2006.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Period	purchased (1)	per share	or programs	plans or programs (2)

January	7,410	$94.98	-

February	107,055	$95.74	100,000

March	1,149,874	$94.81	1,144,800

First Quarter 2006	1,264,339	$94.89	1,244,800	$636,000,000

(1)

During the first quarter of 2006, 1,244,800 shares were purchased under the Company's share repurchase program. During the first quarter of 2006, 19,539 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

(2)

In November 2005, the Company announced a stock buyback program to purchase up to $1 billion in shares of common stock. The Company may purchase additional shares under this program in the future; however, the repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

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

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 8, 2006	By:	/s/ R. A. WALKER

R. A. Walker - Senior Vice President,
Finance and Chief Financial Officer