Form 10-Q
period 2006-06-30
ANADARKO PETROLEUM CORP
filed 2006-08-01
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006
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

     Indicate by check mark whether the registrant is a shell company. Yes         No   X   .

     The number of shares outstanding of the Company's common stock as of June 30, 2006 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	459,467,915

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005	-

	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	-

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2006 and 2005	-

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 1a.	Risk Factors	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 4.	Submission of Matters to a Vote of Security Holders	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2006	2005	2006	2005

Revenues
Gas sales	$627	$659	$1,371	$1,260
Oil and condensate sales	1,007	601	1,808	1,241
Natural gas liquids sales	138	104	245	206
Other sales	37	30	86	38

Total	1,809	1,394	3,510	2,745

Costs and Expenses
Direct operating	150	106	284	213
Transportation and cost of product	100	66	183	128
General and administrative	123	98	228	188
Depreciation, depletion and amortization	362	277	655	548
Other taxes	101	90	208	171
Impairments	5	-	18	-

Total	841	637	1,576	1,248

Operating Income	968	757	1,934	1,497

Interest Expense and Other (Income) Expense
Interest expense	51	51	104	105
Other (income) expense	(7)	7	(7)	5

Total	44	58	97	110

Income Before Income Taxes	924	699	1,837	1,387

Income Tax Expense	261	260	609	520

Income from Continuing Operations	663	439	1,228	867

Income from Discontinued Operations, net of taxes	152	68	248	131

Net Income	$815	$507	$1,476	$998

Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholders	$814	$506	$1,474	$996

Per Common Share
Continuing operations - basic	$1.44	$0.93	$2.67	$1.83
Continuing operations - diluted	$1.43	$0.92	$2.65	$1.81
Discontinued operations - basic	$0.33	$0.14	$0.54	$0.28
Discontinued operations - diluted	$0.33	$0.14	$0.53	$0.28
Net income - basic	$1.77	$1.07	$3.21	$2.11
Net income - diluted	$1.76	$1.06	$3.18	$2.09

Dividends	$0.09	$0.09	$0.18	$0.18

Average Number of Common Shares Outstanding - Basic	459	472	460	473

Average Number of Common Shares Outstanding - Diluted	463	477	464	477

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
millions	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$671	$561
Accounts receivable, net of allowance:
Customers	982	1,109
Others	343	562
Other current assets	207	207
Current assets held for sale	369	477

Total	2,572	2,916

Properties and Equipment
Original cost (includes unproved properties of $1,340 and $1,198
as of June 30, 2006 and December 31, 2005, respectively)	24,825	23,132
Less accumulated depreciation, depletion and amortization	8,592	7,935

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	16,233	15,197

Other Assets	609	561

Goodwill	1,092	1,089

Long-Term Assets Held for Sale	3,159	2,825

Total Assets	$23,665	$22,588

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
millions	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,262	$1,485
Accrued expenses	428	499
Current debt	211	80
Liabilities associated with assets held for sale	306	339

Total	2,207	2,403

Long-term Debt	3,361	3,547

Other Long-term Liabilities
Deferred income taxes	4,070	3,993
Other	951	819
Liabilities associated with assets held for sale	712	775

Total	5,733	5,587

Stockholders' Equity
Preferred stock, par value $1.00 per share (2.0 million shares authorized,
0.05 million and 0.09 million shares issued as of June 30, 2006 and December 31, 2005, respectively)	46	89
Common stock, par value $0.10 per share (1.0 billion and 450.0 million shares authorized, 463.5 million and 266.3 million shares issued
as of June 30, 2006 and December 31, 2005, respectively)	46	27
Paid-in capital	5,310	6,063
Retained earnings	6,626	6,957
Treasury stock (34.4 million shares as of December 31, 2005)	-	(2,423)
Executives and Directors Benefits Trust, at market value (4.0 million and
2.0 million shares as of June 30, 2006 and December 31, 2005, respectively)	(189)	(189)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(105)	(5)
Foreign currency translation adjustments	646	549
Minimum pension liability	(16)	(17)

Total	525	527

Total	12,364	11,051

Commitments and Contingencies	-	-

Total Liabilities and Stockholders' Equity	$23,665	$22,588

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2006	2005	2006	2005

Net Income Available to Common Stockholders	$814	$506	$1,474	$996

Add: Preferred Stock Dividends	1	1	2	2

Net Income Available to Common Stockholders
Before Preferred Stock Dividends	815	507	1,476	998

Other Comprehensive Income (Loss), Net of Income Taxes
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) during the period[1]	(63)	3	(100)	(79)
Reclassification adjustment for loss included in net income[2]	-	25	-	29

Total unrealized gains (losses) on derivative instruments	(63)	28	(100)	(50)
Foreign currency translation adjustments[3]	99	(27)	97	(37)
Minimum pension liability[4]	-	-	1	-

Total	36	1	(2)	(87)

Comprehensive Income	$851	$508	$1,474	$911

1net of income tax benefit (expense) of:	$38	$(1)	$59	$46
2net of income tax expense of:	-	(15)	-	(17)
3net of income tax benefit (expense) of:	(15)	3	(14)	5
4net of income tax expense of:	-	-	-	-

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30

millions	2006	2005

Cash Flow from Operating Activities
Net income	$1,476	$998
Less income from discontinued operations, net of taxes	(248)	(131)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	655	548
Deferred income taxes	133	118
Impairments	18	-
Other noncash items	27	23
Changes in assets and liabilities:
Decrease in accounts receivable	345	118
Decrease in accounts payable and accrued expenses	(476)	(28)
Other items - net	(81)	(87)

Cash provided by operating activities - continuing operations	1,849	1,559
Cash provided by operating activities - discontinued operations	330	172

Net cash provided by operating activities	2,179	1,731

Cash Flow from Investing Activities
Additions to properties and equipment	(1,679)	(1,285)
Sales of properties and equipment	5	141

Cash used in investing activities - continuing operations	(1,674)	(1,144)
Cash used in investing activities - discontinued operations	(345)	(223)

Net cash used in investing activities	(2,019)	(1,367)

Cash Flow from Financing Activities
Additions to debt	20	4
Retirements of debt	(30)	(170)
Increase in accounts payable, banks	140	34
Dividends paid	(85)	(88)
Purchase of treasury stock	(122)	(199)
Retirement of preferred stock	(43)	-
Issuance of common stock	60	98

Cash used in financing activities - continuing operations	(60)	(321)
Cash used in financing activities - discontinued operations	(28)	7

Net cash used in financing activities	(88)	(314)

Effect of Exchange Rate Changes on Cash
Discontinued operations	9	(9)

Net Increase in Cash and Cash Equivalents	81	41

Cash and Cash Equivalents at Beginning of Period	739	874

Cash and Cash Equivalents at End of Period	$820	$915

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

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of June 30, 2006 and December 31, 2005, the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

Discontinued Operations     Certain amounts have been reclassified to present the Company's Canadian oil and gas business as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to Anadarko's continuing operations. See Note 4.

Derivative Instruments      The derivative instruments utilized by Anadarko are in conjunction with its marketing and trading activities or are used to manage the price risk attributable to the Company's expected oil and gas production. Anadarko also periodically utilizes derivatives to manage its exposure associated with interest rates and foreign currency exchange rates. All derivatives, other than those that meet the normal purchases and sales exception, are carried on the balance sheet at fair value.

       For those derivatives that qualify for hedge accounting, Anadarko formally documents the hedging relationship including the risk management objective and strategy for undertaking the hedge. Each hedge is also assessed for effectiveness quarterly. Under hedge accounting, the derivatives may be designated as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedge relates to the exposure of fair value changes to a recognized asset or liability or an unrecognized firm commitment, the unrealized gains and losses on the derivative and the unrealized gains and losses on the hedged item are both recognized currently in earnings. If the hedge relates to exposure of variability in the cash flow of a forecasted transaction, the effective portion of the unrealized gains and losses on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period the hedged transaction is recorded. The ineffective portion of unrealized gains and losses attributable to cash flow hedges, if any, is recognized currently in earnings. Hedge ineffectiveness is that portion of the derivative's unrealized gains and losses that exceed the hedged item's unrealized gains and losses. In those instances where it becomes probable that a hedged forecasted transaction will not occur, the unrealized gain or loss is reclassified from accumulated other comprehensive income to earnings in the current period. Accounting for unrealized gains and losses attributable to foreign currency hedges that qualify for hedge accounting is dependent on whether the hedge is a fair value or a cash flow hedge. Unrealized gains and losses attributable to derivative instruments that do not qualify for hedge accounting are recognized currently in earnings.

       The Company's derivative instruments are either exchange traded or transacted in an over-the-counter market. Valuation is determined by reference to readily available public data. Option valuations are based on the Black-Scholes option pricing model. See Note 8.

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

Goodwill     Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in previous mergers and acquisitions. As of June 30, 2006, $107 million of goodwill was allocated to and included in Long-term Assets Held for Sale on the consolidated balance sheet. Future changes in goodwill may result from, among other things, changes in foreign currency exchange rates, changes in deferred income tax liabilities related to previous acquisitions, divestitures, impairments or future acquisitions or divestitures.

Earnings Per Share     The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options and performance-based stock awards under the treasury stock method, if including such potential shares of common stock is dilutive. See Note 10.

New Accounting Principles     In January 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective method. See Note 2.

       FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", was issued in 2006 and will be effective January 1, 2007. FIN 48 defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. The Company cannot reasonably determine the impact of FIN 48 on its financial statements at this time.

2.  Stock-Based Compensation

       Effective January 2003, the Company adopted the fair value method of accounting for share-based employee compensation using the prospective method described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Effective January 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense related to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The related cumulative adjustment as of January 1, 2006 of $2 million before income taxes was recorded as a reduction to general and administrative expense in 2006 and was not presented separately in the income statement due to immateriality. Results for prior periods have not been restated. The adoption of SFAS No. 123(R) did not have a material impact on the Company's income before income taxes, net income or basic and diluted earnings per share for the six months ended June 30, 2006. The effect on net income and earnings per share for the six months ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123(R) to all options, was not material.

       Activities and balances presented include amounts associated with discontinued operations. All share and price per share information presented has been restated to reflect the May 2006 two-for-one stock split which was effected in the form of a stock dividend. See Note 10.

       Prior to the adoption of SFAS No. 123(R), the Company reported amounts attributable to the benefits of tax deductions in excess of recognized compensation in the financial statements (excess tax benefits) in the statement of cash flows as operating activities in other items, net. SFAS No. 123(R) requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the six months ended June 30, 2006, $20 million in excess tax benefits were included in cash flow from financing activities. For the six months ended June 30, 2005, $21 million in excess tax benefits were included in cash flow from operating activities.

       The Company generally issues new shares to satisfy employee share-based payment plans. At June 30, 2006, 16 million shares of the 47 million shares of Anadarko common stock originally authorized for awards under the active share-based compensation plans remain available for future issuance. The compensation expense that has been recorded for the awards was $23 million and $20 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $8 million and $7 million for the six months ended June 30, 2006 and 2005, respectively. Compensation cost capitalized as part of properties and equipment for the six months ended June 30, 2006 and 2005 was $8 million and $6 million, respectively.

       Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $40 million and $98 million, respectively. The actual tax benefit realized for the tax deductions from share-based payment arrangements totaled $20 million and $21 million for the six months ended June 30, 2006 and 2005, respectively.

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

       The fair value of stock option awards is determined using the Black-Scholes option pricing model. For the six months ended June 30, 2006 and 2005, the expected life of the option was estimated based upon historical exercise behavior. For the six months ended June 30, 2006, the expected forfeiture rate was estimated separately. For the six months ended June 30, 2006, the volatility assumption was based upon historical implied volatilities over a term commensurate with the expected life of the option. For the six months ended June 30, 2005, the volatility assumption was based upon historical price volatility over a term commensurate with the expected life of the option. For the six months ended June 30, 2006 and 2005, the risk-free interest rate was based on the continuous rate provided by the U.S. Treasury for a term commensurate with the expected life of the option. For the six months ended June 30, 2006, the dividend yield assumed a constant annual dividend yield. For the six months ended June 30, 2005, the dividend yield was based on a historical dividend yield. The Company used the following weighted-average assumptions to estimate the fair value of stock options granted during the six months ended June 30, 2006 and 2005.

	June 30, 2006	June 30, 2005

Expected option life - years	4.5	5.2
Volatility	30.5%	32.8%
Risk-free interest rate	4.7%	4.1%
Dividend yield	0.8%	0.7%

       A summary of stock option activity for the six months ended June 30, 2006 is summarized below:

		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

	Shares (millions)

Outstanding at January 1, 2006	9.57	$25.57
Granted	.05	$52.03
Exercised	(1.82)	$21.80
Forfeited or expired	(0.01)	$35.66

Outstanding at June 30, 2006	7.79	$26.60	3.4	$161

Vested or expected to vest at June 30, 2006	7.16	$26.31	3.2	$150

Exercisable at June 30, 2006	5.36	$24.02	2.4	$125

       The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $16.10 and $13.23, respectively, using the Black-Scholes option pricing model. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $55 million and $58 million, respectively, based on the difference between the market price at the exercise date and the option price. As of June 30, 2006, there was $14 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

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

       A summary of restricted stock activity for the six months ended June 30, 2006 is presented below:

		Weighted-Average Grant-Date Fair Value
	Shares (millions)

Nonvested at January 1, 2006	3.11	$34.92
Granted	0.09	$51.48
Vested	(0.26)	$35.94
Forfeited	(0.05)	$35.53

Nonvested at June 30, 2006	2.89	$35.31

       The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2005 was $38.49. The total fair value of restricted shares vested during the six months ended June 30, 2006 and 2005 was $13 million and $5 million, respectively, based on the market price at the vesting date. As of June 30, 2006, there was $69 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 1.1 years.

Performance-Based Share Awards     Anadarko and key officers of the Company have two Performance Unit Agreements with three-year terms under the 1999 Stock Incentive Plan. The agreements provide for issuance of up to a maximum of 200,400 shares of Anadarko common stock after a three-year performance period ending in 2007 and a maximum of 506,000 shares of Anadarko common stock after a three-year performance period ending in 2008. The number of shares to be issued will be determined based on a market objective and a performance objective. The shares are equally weighted between the two objectives. The number of performance units to be issued with respect to the first objective will be determined by comparing the Company's total shareholder return to the total shareholder return of a predetermined group of peer companies over the performance period. The number of performance units to be issued with respect to the second objective will be determined based on the Company's reserve replacement efficiency ratio over the performance period. The fair value per share for the performance conditions is $31.54 and $47.14 for the three-year periods ending 2007 and 2008, respectively.

       Anadarko and a key officer of the Company have entered into a Performance Share Agreement under the 1999 Stock Incentive Plan. The agreement provides for issuance of up to 160,000 shares of Anadarko common stock after a two-year performance period that ended in 2005 and a four-year performance period ending in 2007. The number of shares to be issued is determined by comparing the Company's total shareholder return to the total shareholder return of a predetermined group of peer companies. For the six months ended June 30, 2006, 28,800 shares were issued for the performance period that ended in 2005 with a fair value of $2 million.

       As of June 30, 2006, there was $12 million of total unrecognized compensation expense related to performance-based share awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Liability Classified Awards

Long-Term Incentive Cash Program     The Company offers a cash incentive program to employees of the Company's Canadian subsidiary that provides potential cash payments based upon attainment of specified Anadarko stock price targets. The awards vest over service periods of two years from the date of grant and expire five years from the date of grant. The liability outstanding as of June 30, 2006 related to the program was $11 million. As of June 30, 2006, there was $2 million of total unrecognized compensation expense related to the program, which is expected to be recognized over the next four months.

Value Creation Plan     The Company offers a cash incentive program that provides employees the opportunity to earn cash bonus awards based on the Company's total shareholder return for the year compared to the total shareholder return of a predetermined group of peer companies. As of June 30, 2006, no liability was required to be recorded for this plan.

3. Pending Acquisitions

       In June 2006, Anadarko signed separate agreements to acquire Kerr-McGee Corporation (Kerr-McGee) and Western Gas Resources, Inc. (Western). Anadarko expects to finance the acquisitions through a $24 billion, 364-day committed acquisition facility. See Note 7.

       Anadarko agreed to acquire Kerr-McGee for $16.4 billion, or $70.50 per share, plus the assumption of debt and other liabilities estimated at $1.6 billion. The transaction, subject to the approval of Kerr-McGee shareholders, as well as other conditions including customary regulatory approvals, is expected to close in the third quarter of 2006.

       The Company agreed to acquire Western for $4.7 billion, or $61.00 per share, plus the assumption of debt and other liabilities estimated at $600 million. Subject to the approval of Western's shareholders, as well as other conditions including customary regulatory approvals, the transaction is expected to close in the third quarter of 2006.

4. Discontinued Operations

       In June 2006, the Company's Board of Directors approved a plan to sell its Canadian oil and gas operations. Accordingly, the Canadian operations have been classified as discontinued operations in the consolidated statements of income and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets. The expected sale is part of a portfolio refocusing effort stemming from the agreements to acquire Kerr-McGee and Western. Proceeds from the divestiture will be used to retire debt. The following table summarizes the amounts included in income from discontinued operations for all periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2006	2005	2006		2005

Revenues	$211	$199	$464	$	374

Income from discontinued operations	$86	$90	$220		$169
Income tax (expense) benefit	66	(22)	28		(38)

Income from discontinued operations, net of tax	$152	$68	$248	$	131

5.   Inventories

       Inventories are stated at the lower of average cost or market and removed at carrying value. The major classes of inventories, which are included in other current assets, are as follows:

	June 30, 2006	December 31, 2005
millions

Materials and supplies	$109	$90
Natural gas	9	18
Crude oil and NGLs	38	24

Total	$156	$132

       The above table excludes $45 million and $49 million as of June 30, 2006 and December 31, 2005, respectively, of inventories which are included in Current Assets Held for Sale.

6.  Properties and Equipment

       Oil and gas properties include costs of $1.3 billion and $1.2 billion at June 30, 2006 and December 31, 2005, respectively, which were excluded from capitalized costs being amortized. These amounts represent costs associated with unproved properties and major development projects in which the Company owns a direct interest. At June 30, 2006 and December 31, 2005, the Company's investment in countries where proved reserves have not been established was $149 million and $107 million, respectively. For the first six months of 2006 and 2005, the Company recorded provisions for impairments of oil and gas properties of $18 million and zero, respectively, related to international activities.

      Total interest cost incurred during the second quarter of 2006 and 2005 was $66 million and $67 million, respectively. Of these amounts, the Company capitalized $15 million and $16 million, respectively, during the second quarter of 2006 and 2005 as part of the cost of properties. Total interest cost incurred during the first six months of 2006 and 2005 was $132 million and $135 million, respectively. Of these amounts, the Company capitalized $28 million and $30 million during the first six months of 2006 and 2005, respectively. The interest rates for capitalization are based on the Company's weighted-average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration, development and construction activities are in progress.

       Properties and equipment include internal costs related to exploration, development and construction activities of $39 million and $35 million capitalized during the second quarter of 2006 and 2005, respectively. For the first six months of 2006 and 2005, the Company capitalized internal costs related to exploration, development and construction activities of $79 million and $72 million, respectively.

7.  Debt

	June 30, 2006		December 31, 2005

millions	Principal	Carrying Value	Principal	Carrying Value

Total debt	$3,742	$3,580	$3,796	$3,677

Less current debt		211		80
Less debt associated with assets held for sale		8		50

Total long-term debt		$3,361		$3,547

       During the first six months of 2006, the Company redeemed for cash $42 million principal amount of 7.375% Debentures due May 2006 and $30 million principal amount of Zero Yield Puttable Contingent Debt Securities due 2021. As of June 30, 2006, current debt represents $51 million principal amount of 7% Notes due October 2006, $142 million principal amount of 5.375% Notes due March 2007 and $18 million notes payable, banks.

       In June 2006, the Company entered into a $24 billion, 364-day committed acquisition facility provided by UBS, Credit Suisse and Citigroup in order to finance the pending acquisitions.

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

       Anadarko also enters into derivative financial instruments (futures, swaps and options) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in the market price of natural gas and crude oil. Derivative financial instruments are also used to meet customers' pricing requirements while achieving a price structure consistent with the Company's overall pricing strategy. In addition, the Company may use options and swaps to manage exposure associated with interest rates and foreign currency exchange rates.

       Futures contracts are generally used to fix the price of expected future gas sales and oil sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Commodity swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Physical delivery purchase and sale agreements require the receipt or delivery of physical product at a specified location and price. The pricing can be fixed or market-based. Options are generally used to fix a floor and a ceiling price (collar) for expected future gas sales and oil sales. Interest rate swaps are used by the Company to fix or float the interest rates attributable to the Company's existing or forecasted debt issuances.

       Settlements of futures contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange and have nominal credit risk. Over-the-counter traded swaps and options and physical delivery agreements expose the Company to credit risk to the extent the counterparty is unable to meet its settlement commitment. The Company monitors the creditworthiness of each counterparty and assesses the impact, if any, on fair valuation and hedge accounting criteria. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses in settling with its swap and option counterparties.

Oil and Gas Activities       At June 30, 2006 and December 31, 2005, the Company had option contracts, swap contracts and fixed price physical delivery contracts in place to hedge the sales price of a portion of its expected future sales of equity oil and gas production (non-trading activities). The fixed price physical delivery contracts are excluded from derivative accounting treatment under the normal sale provision. The derivative financial instruments receive hedge accounting treatment if they qualify and are so designated. For those derivatives that do not qualify for hedge accounting, unrealized gains and losses are recognized currently in oil and gas revenues. The timing of the recognition of gains and losses in earnings associated with derivative instruments is dependent on whether hedge accounting is utilized and the effectiveness of the hedge. All realized and unrealized gains and losses related to derivative financial instruments that are undertaken to hedge the sales price of the Company's future sales of equity gas and oil production are recorded to gas sales and oil and condensate sales when recognized. See Note 1 Summary of Significant Accounting Policies - Derivative Instruments.

       The fair value and the accumulated other comprehensive income balance applicable to the derivative financial instruments (excluding the physical delivery sales contracts) are as follows:

	June 30, 2006	December 31, 2005
millions

Fair Value - Asset (Liability)
Current	$(30)	$(28)
Long-term	(137)	(25)

Total	$(167)	$(53)

Accumulated other comprehensive loss before income taxes	$(134)	$(8)
Accumulated other comprehensive loss after income taxes	$(84)	$(5)

       The difference between the fair value and the unrealized loss before income taxes recognized in accumulated other comprehensive income is due to recognition of unrealized gains and losses on derivatives that did not qualify for hedge accounting and hedge ineffectiveness.

       Below is a summary of the Company's financial derivative instruments and fixed price, physical delivery sales contracts related to its oil and gas activities (non-trading) as of June 30, 2006, including the hedged volumes per day and the related weighted-average prices. The natural gas prices are NYMEX Henry Hub. The crude oil prices are a combination of NYMEX Cushing and Brent Dated.

	Remainder				Average	Hedge
	of				2010-	Accounting
	2006	2007	2008	2009	2012	Applied

Natural Gas

Two-Way Collars (thousand MMBtu/d)	10	6	-	-	-	No
Price per MMBtu
Ceiling sold price	$5.88	$6.02	$-	$-	$-
Floor purchase price	$4.00	$4.00	$-	$-	$-

Three-Way Collars (thousand MMBtu/d)	-	30	30	50	-	Yes
Price per MMBtu
Ceiling sold price	$-	$11.23	$13.83	$12.60	$-
Floor purchased price	$-	$9.00	$7.50	$7.50	$-
Floor sold price	$-	$6.00	$5.00	$5.00	$-

Total (thousand MMBtu/d)	10	36	30	50	-

Basis Swaps (thousand MMBtu/d)	12	35	30	20	-	No
Price per MMBtu	$(.30)	$(1.47)	$(1.43)	$(1.08)	$-

Crude Oil

Two-Way Collars (MBbls/d)	1	1	-	-	-	No
Price per barrel
Ceiling sold price	$26.32	$26.32	$-	$-	$-
Floor purchase price	$22.00	$22.00	$-	$-	$-

Three-Way Collars (MBbls/d)	-	35	51	48	8	*
Price per barrel
Ceiling sold price	$-	$86.16	$87.20	$87.04	$87.04
Floor purchased price	$-	$58.57	$53.37	$52.51	$49.35
Floor sold price	$-	$43.57	$38.37	$37.51	$34.34

Total (MBbls/d)	1	36	51	48	8

MMBtu - million British thermal units
MMBtu/d - million British thermal units per day
MBbls/d - thousand barrels per day

* Crude oil three-way collars that were subject to hedge accounting are as follows: 2007 - 32 MBbls/d, 2008 - 45 MBbls/d, 2009 - 45 MBbls/d, 2010 - 18 MBbls/d, 2011 - 3 MBbls/d and 2012 - 2 MBbls/d.

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

Marketing and Trading Activities     Gains and losses attributed to the Company's marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The marketing and trading gains and losses that are attributable to the Company's production are recorded to gas sales and oil and condensate sales. The marketing and trading gains and losses that are attributable to third-party production are recorded to other sales. The fair values of these derivatives as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
millions

Fair Value - Asset (Liability)
Current	$(2)	$1
Long-term	1	2

Total	$(1)	$3

Firm Transportation Keep-Whole Agreement     Effective April 1, 2006, Anadarko and Duke Energy Corporation (Duke) terminated the keep-whole agreement and Duke transferred to Anadarko a portfolio of certain gas transportation agreements that had been subject to the keep-whole agreement on several U.S. and Canadian pipelines.

       The Company recognized other expense of $9 million for the quarter ended June 30, 2005 and other expense of $4 million and $12 million for the six months ended June 30, 2006 and 2005, respectively, related to the keep-whole agreement and associated derivative instruments. Net payments to Duke for the quarter ended June 30, 2006 and 2005 were $2 million and $2 million, respectively, and net (payments to) receipts from Duke for the six months ended June 30, 2006 and 2005 were $7 million and $(3) million, respectively. As of December 31, 2005, other current assets included $30 million and other long-term liabilities included $22 million related to the keep-whole agreement and associated derivative instruments.

Interest Rate Swap     In March 2006, Anadarko entered into a 25-year swap agreement with a notional value of $600 million whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to LIBOR. This agreement was entered into to better balance the fixed-rate to floating-rate percentage of the Company's debt obligations. The transaction qualifies for fair value hedge accounting. Realized gains and losses under the agreement are recorded to interest expense. The net unrealized gain (loss) related to fair value changes of the interest rate swap and hedged debt is also recorded to interest expense. The fair value of the interest rate swap is reflected within assets or liabilities and the related change in fair value of the hedged debt is reflected in the carrying value of the associated long-term debt. As of June 30, 2006, the Company had a net unrealized loss of $47 million on the fair value of the interest rate swap, which was offset by a reduction of $47 million on the carrying value of the hedged debt. Any difference between the changes in the fair value of the swap and the carrying value of hedged debt represents hedge ineffectiveness.

       In June 2006, Anadarko entered into a three-month forward-looking 30-year swap agreement with a notional value of $1.5 billion and two three-month forward-looking 10-year swap agreements with a combined notional value of $1 billion whereby the Company pays a fixed interest rate and receives a floating interest rate indexed to LIBOR. These agreements were entered into to fix the interest rate on a portion of the debt the Company expects to issue during the third quarter of 2006. The transactions qualify for cash flow hedge accounting. The effective portion of the net unrealized gain (loss) related to the fair value changes of these interest rate swaps is reported as a component of accumulated other comprehensive income. The ineffective portion is recognized in interest expense. The fair value of the interest rate swap is reflected within assets or liabilities. As of June 30, 2006, the Company had a net unrealized loss of $34 million, including ineffectiveness which was immaterial.

9.  Preferred Stock

       Anadarko repurchased $43 million of preferred stock during the first six months of 2006. For the first and second quarters of 2006 and 2005, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

10.  Common Stock

       In May 2006, the Company's shareholders approved a two-for-one stock split to be effected in the form of a stock dividend. The distribution date was May 26, 2006 to stockholders of record on May 12, 2006. In addition, the Company's Board of Directors approved the retirement of the Company's existing treasury stock prior to the stock split distribution date. The book value of the treasury shares was allocated to common stock, paid-in capital and retained earnings at the time of retirement. Except for the presentation of common shares authorized and issued on the consolidated balance sheet, all prior period share and per share information has been restated to reflect the stock split.

       The reconciliation between basic and diluted EPS, from continuing operations, is as follows:

Three Months Ended				Three Months Ended
June 30, 2006				June 30, 2005

Income		Shares	Per Share Amount	Income	Shares	Per Share Amount
millions except per share amounts

Basic EPS
Net income from continuing
operations	$663			$439
Preferred stock dividends	1			1

Net income from continuing operations
available to common stockholders	$662	459	$1.44	$438	472	$0.93

Effect of dilutive stock options and
performance-based stock awards	-	4		-	5

Diluted EPS
Net income from continuing operations
available to common stockholders plus
plus assumed conversion	$662	463	$1.43	$438	477	$0.92

Six Months Ended				Six Months Ended
June 30, 2006				June 30, 2005

Income		Shares	Per Share Amount	Income	Shares	Per Share Amount
millions except per share amounts

Basic EPS
Net income from continuing
operations	$1,228			$867
Preferred stock dividends	2			2

Net income from continuing operations
available to common stockholders	$1,226	460	$2.67	$865	473	$1.83

Effect of dilutive stock options and
performance-based stock awards	-	4		-	4

Diluted EPS
Net income from continuing operations
available to common stockholders plus
plus assumed conversion	$1,226	464	$2.65	$865	477	$1.81

       For both the three and six months ended June 30, 2006, options for 0.9 million average shares of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive.

       The Company has a stock buyback program under which shares are repurchased either in the open market or through privately negotiated transactions. During the six months ended June 30, 2006, Anadarko purchased 2.5 million shares of common stock for $118 million under the program. During the six months ended June 30, 2005, Anadarko purchased 5.2 million shares of common stock for $198 million.

       The covenants in the Company's credit agreement provide for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. Retained earnings were not restricted as to the payment of dividends at June 30, 2006 and December 31, 2005.

11.  Statements of Cash Flows Supplemental Information

       The difference between cash and cash equivalents on the consolidated balance sheet and statement of cash flows at June 30, 2006 is due to cash of $149 million, which is included in Current Assets Held for Sale. The amounts of cash paid for interest (net of amounts capitalized) and income taxes, including amounts related to discontinued operations, are as follows:

	Six Months Ended June 30

millions	2006	2005

Interest	$96	$98
Income taxes	$209	$144

12.  Segment Information

       The following table illustrates information related to continuing operations for Anadarko's business segments. The segment shown as All Other and Intercompany Eliminations includes other smaller operating units, corporate activities, financing activities and intercompany eliminations. Operating income (loss), shown in the table below, agrees to the consolidated statement of income where it reconciles to income before income taxes.

Oil and Gas		Marketing		All Other and
Exploration		and		Intercompany
millions	and Production	Trading	Minerals	Eliminations	Total

Three Months Ended June 30:
2006

Total revenues	$1,747	$53	$13	$(4)	$1,809
Impairments	$5	$-	$-	$-	$5
Operating income (loss)	$1,049	$(6)	$12	$(87)	$968

2005

Total revenues	$1,335	$43	$11	$5	$1,394

Operating income (loss)	$834	$(3)	$9	$(83)	$757

Six Months Ended June 30:
2006

Total revenues	$3,379	$92	$33	$6	$3,510

Impairments	$18	$-	$-	$-	$18
Operating income (loss)	$2,078	$(18)	$31	$(157)	$1,934

Net properties and equipment	$14,257	$463	$1,186	$327	$16,233

Goodwill	$1,092	$-	$-	$-	$1,092

2005

Total revenues	$2,655	$83	$25	$(18)	$2,745

Operating income (loss)	$1,667	$(2)	$22	$(190)	$1,497

Net properties and equipment	$12,314	$368	$1,190	$306	$14,178

Goodwill	$1,192	$-	$-	$-	$1,192

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

       The following activities and balances include amounts associated with discontinued operations.

       During the six months ended June 30, 2006, the Company made contributions of $58 million to its funded pension plans, $7 million to its unfunded pension plans and $4 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2006, the Company expects to contribute about $3 million to its funded pension plans, $3 million to its unfunded pension plans and $3 million to its unfunded other postretirement benefit plans.

       The following table sets forth the Company's pension and other postretirement benefit cost.

	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended
	June 30		June 30

millions	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$10	$9	$4	$3
Interest cost	10	10	3	3
Expected return (loss) on plan assets	(12)	(9)	-	-
Amortization of actuarial losses and prior service cost	5	4	-	-

Net periodic benefit cost	$13	$14	$7	$6

	Pension Benefits		Other Benefits

	Six Months Ended		Six Months Ended
	June 30		June 30

millions	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$20	$18	$8	$7
Interest cost	21	19	5	5
Expected return (loss) on plan assets	(24)	(18)	-	-
Amortization of actuarial losses and prior service cost	10	9	1	1

Net periodic benefit cost	$27	$28	$14	$13

14.  Contingencies

General      Litigation charges and adjustments of $10 million and $3 million were expensed for the three and six months ended June 30, 2006, respectively. Litigation charges of zero and $27 million were expensed for the three and six months ended June 30, 2005, respectively. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries located in Texas, California and Oklahoma. Two companies Anadarko acquired in 2000 and 2002 sold the refineries prior to being acquired by Anadarko. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for oil, natural gas, natural gas liquids (NGLs) and other products or services, the price of oil, natural gas, NGLs and other products or services, implementation of plans concerning the Bear Head liquefied natural gas facility, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets, the ability to successfully integrate the operations of the Company, Kerr-McGee Corporation (Kerr-McGee) and Western Gas Resources, Inc. (Western), our ability to repay the debt issued for the acquisition of Kerr-McGee and Western and other factors discussed in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" included in the Company's 2005 Annual Report on Form 10-K and "Risk Factors" in this Form 10-Q. Anadarko undertakes no obligation to publicly update or revise any forward looking statements.

Overview

General      Anadarko Petroleum Corporation's primary line of business is the exploration, development, production and marketing of natural gas, crude oil, condensate and NGLs. The Company's major areas of operations are located in the United States and Algeria. The Company is also active in Venezuela, Qatar and several other countries. The Company's focus is on adding high-margin oil and natural gas reserves at competitive costs and continuing to develop more efficient and effective ways of exploring for and producing oil and gas. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko Petroleum Corporation and its subsidiaries.

       In June 2006, Anadarko announced it agreed to acquire Kerr-McGee and Western in separate all-cash transactions totaling $21.1 billion, plus the assumption of debt estimated at $2.2 billion. Anadarko expects to finance the acquisitions through a $24 billion, 364-day committed acquisition facility. Both transactions are expected to close in the third quarter of 2006. Also in June 2006, the Company's Board of Directors approved a plan to sell its Canadian oil and gas operations. Unless noted otherwise, the following information relates to continuing operations and excludes the discontinued Canadian operations, which are classified as held for sale. See Acquisitions and Divestitures and Discontinued Operations for additional information.

Results of Continuing Operations - Three and Six Months Ended June 30, 2006

Selected Data

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2006	2005	2006	2005

Financial Results
Revenues	$1,809	$1,394	$3,510	$2,745
Costs and expenses	841	637	1,576	1,248
Interest expense and other (income) expense	44	58	97	110
Income tax expense	261	260	609	520
Net income from continuing operations	$663	$439	$1,228	$867
Earnings per share from continuing operations - diluted	$1.43	$0.92	$2.65	$1.81
Average number of common shares outstanding - diluted	463	477	464	477

Operating Results
Sales volumes (MMBOE)	36	34	68	70

Capital Resources and Liquidity
Cash flow from operating activities			$1,849	$1,559
Capital expenditures			$1,686	$1,291

MMBOE - million barrels of oil equivalent

       In May 2006, the Company's shareholders approved a two-for-one stock split to be effected in the form of a stock dividend. The distribution date was May 26, 2006 to stockholders of record on May 12, 2006. All prior period share and per share information presented on the following pages has been restated to reflect the stock split.

Financial Results - Continuing Operations

Net Income     In the second quarter of 2006, Anadarko's net income from continuing operations was $663 million or $1.43 per share (diluted). This compares to net income from continuing operations of $439 million or $0.92 per share (diluted) for the second quarter of 2005. The increases in net income and earnings per share were primarily due to higher realized crude oil and NGLs prices, higher oil sales volumes and a decrease in income tax expense, partially offset by higher costs and expenses and lower natural gas sales volumes.

       For the six months ended June 30, 2006, Anadarko's net income from continuing operations was $1.23 billion or $2.65 per share (diluted). This compares to net income from continuing operations of $867 million or $1.81 per share (diluted) for the same period in 2005. The increase in net income was primarily due to higher net realized commodity prices and a decrease in income tax expense, partially offset by higher costs and expenses and lower sales volumes. Earnings per share were favorably impacted due to lower average shares outstanding in 2006 as a result of stock repurchases in 2005 and 2006.

Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2006	2005	2006	2005

Gas sales	$627	$659	$1,371	$1,260
Oil and condensate sales	1,007	601	1,808	1,241
Natural gas liquids sales	138	104	245	206
Other sales	37	30	86	38

Total	$1,809	$1,394	$3,510	$2,745

       Anadarko's total revenues for the second quarter of 2006 increased 30% compared to the same period of 2005 due to higher realized oil and NGLs prices and higher oil sales volumes, partially offset by the lower natural gas volumes. Total revenues for the six months ended June 30, 2006 increased 28% compared to the same periods of 2005, primarily due to higher net commodity prices, partially offset by lower gas volumes.

       The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil and condensate and NGLs. This activity is referred to as price risk management. The impact of price risk management and marketing activities related to continuing operations increased total gas, oil and condensate and NGLs revenues $20 million during the second quarter of 2006 compared to an increase of $4 million in the same period of 2005. For the second quarter of 2006, these activities resulted in $0.34 per Mcf higher average natural gas prices and $1.15 per barrel lower average oil prices compared to market prices. For the second quarter of 2005, these activities resulted in $0.24 per Mcf higher average natural gas prices and $1.72 per barrel lower average oil prices compared to market prices.

       The impact of price risk management and marketing activities increased total gas, oil and condensate and NGLs revenues $43 million for the first six months of 2006, compared to a decrease of $18 million in the same period of 2005. For the first six months of 2006, these activities resulted in $0.29 per Mcf higher average natural gas prices and $0.70 per barrel lower average oil prices compared to market prices. For the first six months of 2005, these activities resulted in $0.18 per Mcf higher average natural gas prices and $2.12 per barrel lower average oil prices compared to market prices.

Analysis of Sales Volumes

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

Barrels of Oil Equivalent (MMBOE)
United States	27	27	53	54
Algeria	7	5	12	12
Other International	2	2	3	4

Total	36	34	68	70

Barrels of Oil Equivalent per Day (MBOE/d)
United States	304	295	293	298
Algeria	71	57	67	67
Other International	17	20	18	21

Total	392	372	378	386

MBOE/d - thousand barrels of oil equivalent per day

       Anadarko's daily sales volumes increased 5% for the second quarter of 2006 compared to the second quarter of 2005 primarily due to higher sales volumes in Algeria related to the timing of cargo liftings and due to additional wells being tied in and put into production in the Gulf of Mexico, partially offset by lower oil sales volumes in Venezuela as a result of contract changes. For the six months ended June 30, 2006, Anadarko's daily sales volumes decreased 2% compared to the same period of 2005 primarily due to lower onshore United States gas volumes as a result of an increased focus on exploration drilling and lower oil sales volumes in Venezuela, partially offset by higher oil sales volumes from the Gulf of Mexico.

Natural Gas Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

United States (Bcf)	99	104	197	210
MMcf/d	1,091	1,147	1,091	1,165
Price per Mcf	$6.31	$6.32	$6.94	$5.98

Bcf - billion cubic feet
MMcf/d - million cubic feet per day

       The Company's daily natural gas sales volumes for the second quarter of 2006 were down 5% compared to the second quarter of 2005. For the first six months of 2006, the Company's daily natural gas sales volumes were down 6% compared to the same period in 2005. The decreases were primarily due to natural declines and a partial shift in focus toward exploration drilling versus the development of existing fields, primarily in east Texas and north Louisiana. While continued development drilling is planned to maintain steady production at the more mature Bossier and Vernon fields, the Company chose to shift some of the resources away from development of those fields in order to test step-out and new field prospects in 2005. While exploration efforts will continue in 2006, many of the new rigs being added in 2006 will be utilized for development drilling. Production of natural gas is generally not directly affected by seasonal swings in demand.

       Anadarko's average realized natural gas price for the second quarter of 2006 was relatively flat with the same period of 2005. The Company's average natural gas price for the six months ended June 30, 2006 increased 16% compared to the same period in 2005. The higher year-to-date prices in 2006 are attributed to continued strong demand in North America and the impact of hurricanes in the Gulf of Mexico during 2005 on gas production and infrastructure. As of June 30, 2006, the Company has utilized price risk management on only 1% of its anticipated natural gas wellhead sales volumes for 2006. See Marketing Strategies under Item 2 and Energy Price Risk under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

United States (MMBbls)	7	5	14	12
MBbls/d	84	65	77	67
Price per barrel	$61.81	$44.32	$59.71	$41.20

Algeria (MMBbls)	7	5	12	12
MBbls/d	71	57	67	67
Price per barrel	$70.54	$51.75	$67.12	$49.81

Other International (MMBbls)	2	2	3	4
MBbls/d	17	20	18	21
Price per barrel	$53.47	$40.03	$50.59	$35.40

Total (MMBbls)	16	12	29	28
MBbls/d	172	142	162	155
Price per barrel	$64.61	$46.71	$61.73	$44.10

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the three and six months ended June 30, 2006 were up 21% and 5%, respectively, compared to the same periods of 2005. The increase for the second quarter of 2006 is primarily due to additional wells being tied in and put into production in the Gulf of Mexico and higher sales volumes in Algeria related to the timing of cargo liftings. For the six months ended June 30, 2006, volumes in the United States also increased as a result of operations in the Gulf of Mexico. The increases for both periods were partially offset by a decrease in sales volumes from Venezuela due to recent contract changes. Production of oil usually is not affected by seasonal swings in demand.

       Anadarko's average crude oil price for the three and six months ended June 30, 2006 increased 38% and 40%, respectively, compared to the same periods of 2005. These higher crude oil prices in 2006 were attributed to continued political unrest in oil exporting countries, increased worldwide demand and the impact of hurricanes in the Gulf of Mexico during 2005 on oil production and infrastructure. As of June 30, 2006, the Company has utilized price risk management on less than 1% of its anticipated oil and condensate sales volumes for 2006. See Energy Price Risk under Item 3 of this Form 10-Q.

Natural Gas Liquids Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

Total (MMBbls)	4	4	6	7
MBbls/d	38	39	35	37
Price per barrel	$39.66	$29.65	$39.32	$31.02

       The Company's daily NGLs sales volumes for the three and six months ended June 30, 2006, decreased 3% and 5%, respectively, compared to the same periods of 2005. For the three and six months ended June 30, 2006, the average NGLs price increased 34% and 27%, respectively, compared to the same periods of 2005. NGLs production is dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs.

Costs and Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2006	2005	2006	2005

Direct operating	$150	$106	$284	$213
Transportation and cost of product	100	66	183	128
General and administrative	123	98	228	188
Depreciation, depletion and amortization	362	277	655	548
Other taxes	101	90	208	171
Impairments	5	-	18	-

Total	$841	$637	$1,576	$1,248

       During the second quarter of 2006, Anadarko's costs and expenses increased 32% compared to the second quarter of 2005 due to the following factors:

-

Direct operating expense was up 42% due to an increase in maintenance and repair activity, as well as rising utility and fuel expenses as a result of higher energy costs and industry demand for services and materials.

-

Transportation and cost of product expense increased 52% primarily due to increases in transportation and NGLs processing expense. The increase was primarily due to the Company transporting a higher percentage of its natural gas volumes in order to reach higher priced markets. Several of these transportation contracts were assumed from Duke when the keep-whole agreement was terminated.

-

General and administrative (G&A) expense increased 26% primarily due to higher compensation and benefits expenses attributed primarily to the rising cost of attracting and retaining a highly qualified workforce. G&A expense for the second quarter of 2006 also included about $10 million related to expensing costs associated with international projects that will not be pursued.

-

Depreciation, depletion and amortization (DD&A) expense increased 31%. DD&A expense includes an increase of $42 million associated with the impact of higher expected future development costs, $26 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool) and an increase of $14 million related to higher production volumes.

-	Other taxes increased 12% primarily due to higher net realized commodity prices.
-	Impairments in the second quarter of 2006 were related to other international oil and gas activities.

       For the six months ended June 30, 2006, Anadarko's costs and expenses increased 26% compared to the same period of 2005 due to the following factors:

-

Direct operating expense was up 33% due to an increase in workovers in the Gulf of Mexico, and an increase in maintenance and repair activity, as well as rising utility and fuel expenses as a result of higher energy costs and industry demand.

-	Transportation and cost of product expense increased 43% primarily due to higher transportation and NGLs processing expense.
-

G&A expense increased 21% primarily due to higher compensation and benefits attributed primarily to the rising cost of attracting and retaining a highly qualified workforce. G&A expense during 2006 also included about $10 million related to expensing costs associated with international projects that will not be pursued.

-

DD&A expense increased 20%. DD&A expense includes an increase of $70 million primarily due to higher costs associated with finding and developing oil and gas reserves (including the transfer of excluded costs to the DD&A pool) and $42 million associated with the impact of higher expected future development costs.

-	Other taxes increased 22% primarily due to higher net realized commodity prices.
-	Impairments in the first six months of 2006 were related to other international oil and gas activities.

Interest Expense and Other (Income) Expense

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2006	2005	2006	2005

Interest Expense
Gross interest expense	$66	$67	$132	$135
Capitalized interest	(15)	(16)	(28)	(30)

Net interest expense	51	51	104	105

Other (Income) Expense
Interest Income	(6)	(3)	(11)	(5)
Firm transportation keep-whole contract valuation	-	9	4	12
Foreign currency transaction (gains) losses	(1)	(1)	(1)	(2)
Other	-	2	1	-

Total other (income) expense	(7)	7	(7)	5

Total	$44	$58	$97	$110

Interest Expense    For additional information see Acquisitions and Divestitures and Debt below and Interest Rate Risk under Item 3 of this Form 10-Q.

Income Tax Expense

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except percentages	2006	2005	2006	2005

Income tax expense	$261	$260	$609	$520
Effective tax rate	28%	37%	33%	37%

       For the three and six months ended June 30, 2006, income tax expense related to continuing operations increased 0% and 17% compared to the same periods of 2005 primarily due to fluctuations in income before income taxes, partially offset by a decrease in state income taxes due to enacted Texas legislation. See Other Developments. Variances from the 35% statutory rate are caused by income taxes related to foreign activities, state income taxes including a reduction in the second quarter 2006 resulting from enacted Texas legislation, excess U.S. foreign tax credits and other items.

Operating Results

Acquisitions and Divestitures   In June 2006, Anadarko announced it agreed to acquire Kerr-McGee and Western in separate all-cash transactions. Anadarko intends to finance the acquisitions through a $24 billion, 364-day committed acquisition facility provided by UBS, Credit Suisse and Citigroup and subsequently syndicated to a group of major banks. Pricing of the acquisition facility is expected to be moderately lower than the Company's existing credit agreement and the covenants less restrictive than those included in the existing credit agreement. Anadarko plans to repay the acquisition facility with proceeds from asset sales, free cash flow from operations and the issuance of equity, debt and bank financing during the term of the facility. Anadarko intends to reduce leverage significantly over the 18 to 24 months following closing of the acquisitions.

Summary of the Kerr-McGee Corporation Transaction    Anadarko has agreed to acquire Kerr-McGee for $16.4 billion, or $70.50 per share, plus the assumption of debt and other liabilities estimated at $1.6 billion. Kerr-McGee's year-end 2005 proved reserves, excluding pending Gulf of Mexico shelf divestitures, totaled 898 MMBOE, of which approximately 62% is natural gas. Proved undeveloped reserves represented 30% of the total. Production in 2006 is expected to be about 92 MMBOE, with natural gas representing approximately 60% of the total.

       Kerr-McGee's core properties are located in the deepwater Gulf of Mexico and onshore in Colorado and Utah. They include deepwater Gulf of Mexico blocks which are supported by Kerr-McGee's "hub-and-spoke" infrastructure. In Colorado, Kerr-McGee holds acreage in the Wattenberg natural gas play, located largely on Anadarko's Land Grant holdings, where Anadarko owns the royalty interest. In Utah, Kerr-McGee holds acreage in the Uinta basin's prolific Greater Natural Buttes gas play. In addition to its U.S. portfolio, Kerr-McGee produces oil and is continuing to develop and explore offshore China, has made discoveries and is pursuing the development of fields on the North Slope of Alaska and offshore Brazil, and is exploring offshore Australia, West Africa and the islands of Trinidad and Tobago.

       Anadarko's and Kerr-McGee's Boards of Directors have unanimously approved the terms of the agreement, and Kerr-McGee's Board has recommended that its shareholders approve the transaction. Subject to the approval of Kerr-McGee shareholders at a meeting set for August 10, 2006, as well as other conditions including customary regulatory approvals, the transaction is expected to close in the third quarter of 2006.

Summary of the Western Transaction    Anadarko has agreed to acquire Western for $4.7 billion, or $61.00 per share, plus the assumption of debt and other liabilities estimated at $600 million. Western's year-end 2005 proved reserves totaled 153 MMBOE, with proved undeveloped reserves representing 57% of the total, while 2006 production is expected to total about 12.5 MMBOE. Essentially all of the reserves and production are natural gas.

       Western's coalbed methane properties within the Powder River basin are directly adjacent to Anadarko's assets in this developing play. Anadarko expects that combining its properties with Western's will accelerate the development of these natural gas resources and produce volume growth through the end of the decade, and possibly longer, with more than 12,000 identified drilling locations in inventory.

       Anadarko's and Western's Boards of Directors have unanimously approved the terms of the agreement, and Western's Board has recommended that its shareholders approve the transaction. Concurrent with the execution of the Western merger agreement, the Company entered into a voting agreement representing approximately 17% of the total issued and outstanding shares of Western common stock, which granted Anadarko a proxy to vote their shares at any stockholder meeting convened to consider the Western merger. Subject to the approval of Western's shareholders at a meeting set for August 23, 2006, as well as other conditions including customary regulatory approvals, the transaction is expected to close in the third quarter of 2006.

Divestitures    In June 2006, Anadarko announced its intent to sell its wholly owned subsidiary, Anadarko Canada Corporation. The expected sale is part of a portfolio refocusing effort stemming from the agreements to acquire Kerr-McGee and Western. Proceeds from the divestiture will be used to retire debt. See Discontinued Operations.

     In July 2006, the Company announced that it had signed an agreement to sell Bear Head LNG Corporation, a wholly owned subsidiary. Anadarko will receive $125 million, as well as an 18 month option to secure up to 350 MMcf/d of throughput capacity at competitive rates. The option period begins once the transaction closes, which is expected to occur in the third quarter of 2006. The expected sale is part of a portfolio refocusing effort stemming from the agreements to acquire Kerr-McGee and Western. Proceeds from the divestiture will be used to retire debt.

Exploration and Development Activities     Excluding discontinued operations, Anadarko participated in a total of 198 wells, including 144 gas wells, 52 oil wells and 2 dry holes during the second quarter of 2006. This compares to a total of 154 wells, including 120 gas wells and 34 oil wells during the second quarter of 2005.

       For the first six months of 2006, Anadarko participated in a total of 339 wells, including 256 gas wells, 78 oil wells and 5 dry holes. This compares to a total of 352 wells, including 272 gas wells, 76 oil wells and 4 dry holes during the first six months of 2005.

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

       In an effort to protect the Company from commodity price risk stemming from the anticipated acquisitions of Kerr-McGee and Western, a strategy has been developed to have hedged the Company's current forecasted production up to the equivalent of 75% of the acquired portfolio through 2008. The strategy employs the use of three-way collars, along with certain other derivatives, intended to help ensure a return on investment while maintaining upside potential that could result from higher commodity prices.

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

Capital Resources and Liquidity

Overview     Anadarko's primary source of cash during the first six months of 2006 was cash flow from operating activities. The Company used cash flow primarily to fund its capital spending program, repurchase Anadarko common stock, pay dividends and retire debt as well as preferred stock. The Company funded its capital investment programs during the first six months of 2006 primarily through cash flow from operating activities.

Cash Flow from Operating Activities     Anadarko's cash flow from continuing operating activities during the six months ended June 30, 2006 was $1.85 billion compared to $1.56 billion for the same period of 2005. The increase in cash flow was attributed to higher commodity prices, partially offset by higher costs and expenses and lower sales volumes.

       Fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities. Anadarko holds derivative instruments to help manage commodity price risk. Sales volume changes can also impact cash flow in the short-term, but have not been as volatile as commodity prices in prior years. Anadarko's long-term cash flow from operating activities is dependent on commodity prices, reserve replacement and the level of costs and expenses required for continuing operations.

Capital Expenditures     The following table shows the Company's capital expenditures relating to continuing operations, by category.

	Six Months Ended
	June 30

millions	2006	2005

Development	$1,106	$855
Exploration	204	223
Property acquisition
Development - proved	-	28
Exploration - unproved	176	47
Capitalized interest and internal costs related to exploration
and development activities	100	97

Total oil and gas	1,586	1,250
Gathering and other	100	41

Total*	$1,686	$1,291

* Includes actual asset retirement expenditures of $7 million and $6 million, respectively.

       During the six months ended June 30, 2006, Anadarko's capital spending increased 31% compared to the same period of 2005 primarily due to an increase in exploration lease acquisitions, offshore drilling completions, development of the coalbed methane infrastructure and rising service and material costs. The variances in the mix of oil and gas spending reflect the Company's available opportunities based on the near-term ranking of projects by net asset value potential.

Common Stock Repurchase Plan     A $1 billion stock buyback program was authorized in November 2005. Shares may be repurchased either in the open market or through privately negotiated transactions. During the first six months of 2006, Anadarko purchased 2.5 million shares of common stock for $118 million under the program. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. At June 30, 2006, $636 million remained available for stock repurchases under the program.

Dividends     In the first six months of 2006 and 2005, Anadarko paid $83 million and $86 million, respectively, in dividends to its common stockholders (nine cents per share in the first and second quarters of both 2006 and 2005). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. During each of the six months ended June 30, 2006 and 2005, Anadarko also paid $2 million in preferred stock dividends.

       The covenants in the Company's credit agreement provide for a maximum capitalization ratio of 60% debt, exclusive of the effect of any noncash writedowns. As of June 30, 2006, Anadarko's capitalization ratio was 22% debt; therefore, retained earnings were not restricted as to the payment of dividends. The Company intends to amend the credit agreement prior to closing the acquisitions to allow for a higher maximum capitalization ratio covenant such that it may close the acquisitions using the $24 billion acquisition facility and ensure that retained earnings are not restricted as to the payment of dividends.

Debt    As of June 30, 2006 and December 31, 2005, Anadarko's total debt, including amounts related to discontinued operations, was $3.6 billion and $3.7 billion, respectively. During the first six months of 2006, the Company redeemed for cash $42 million principal amount of 7.375% Debentures due May 2006 and $30 million principal amount of Zero Yield Puttable Contingent Debt Securities due 2021.

       In June 2006, the Company entered into a $24 billion, 364-day committed acquisition facility provided by UBS, Credit Suisse and Citigroup and subsequently syndicated to a group of major banks in order to finance the acquisitions.

Preferred Stock Anadarko repurchased $43 million of preferred stock during the first six months of 2006.

Outlook    The Company currently expects 2006 capital spending to be approximately $4 billion, not including the aforementioned acquisitions. Capital spending will be reviewed upon the completion of the acquisitions and divestitures in order to meet the Company's operating strategy. With the acquisitions, Anadarko believes that its expected level of cashflow and adherence to its capital discipline strategy will be more than sufficient to fund the Company's projected operational program.

       This strategy is accomplished by setting capital activity at levels that are self-funding. When prices exceed targeted levels, as is currently the case, costs tend to increase as well. The cash generated in excess of the amount needed to fund the steady level of capital activity is: used to build balance sheet strength through debt reductions; systematically returned to shareholders through stock repurchases; or otherwise made available for reinvestment in other strategic options.

Discontinued Operations

       In June 2006, the Company's Board of Directors approved a plan to sell its Canadian oil and gas operations. Accordingly, the Canadian operations have been classified as discontinued operations in the consolidated statements of income and cash flows and the associated assets and liabilities have been classified as held for sale in the consolidated balance sheets. As of June 30, 2006, operations in Canada represented approximately 16% of Anadarko's total assets and 13% of year-to-date 2006 sales volumes. The following table summarizes selected data pertaining to discontinued operations.

Discontinued Operations	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2006	2005	2006	2005

Revenues	$211	$199	$464	$374
Costs and expenses	131	110	254	210
Interest expense and other (income) expense	(6)	(1)	(10)	(5)
Income tax expense (benefit)	(66)	22	(28)	38
Income from discontinued operations, net of tax	$152	$68	$248	$131
Earnings per share from discontinued operations - diluted	$0.33	$0.14	$0.53	$0.28

Sales volumes (MMBOE)	5	5	10	10

Cash flow from operating activities			$330	$172
Capital expenditures			$343	$262

       Income from discontinued operations for the three and six months ended June 30, 2006 increased 124% and 89%, respectively, compared to the same periods of 2005 primarily due to a decrease in Canadian tax rates and higher commodity prices, partially offset by rising costs and expenses. Income tax expense for the three and six months ended June 30, 2006 includes a $79 million decrease related to Canadian tax rate changes.

Obligations and Commitments

Marketing Activities     Effective April 1, 2006, Anadarko and Duke terminated the keep-whole agreement and Duke transferred to Anadarko a portfolio of certain gas transportation agreements that had been subject to the keep-whole agreement on several U.S. and Canadian pipelines. The gas transportation agreements extend through 2009 and represent an aggregate commitment of approximately $70 million.

Marketing and Trading Contracts     The following tables provide additional information as of June 30, 2006 regarding the Company's marketing and trading portfolio of physical delivery and financially settled derivative instruments and the firm transportation keep-whole agreement and related financial derivative instruments.

Marketing and Trading		Firm Transportation Keep-Whole	Total

millions

Fair value of contracts outstanding as of
December 31, 2005 - assets (liabilities)	$3	$8	$11
Contracts realized or otherwise settled during 2006	(2)	(9)	(11)
Fair value of new contracts when entered into during 2006	2	-	2
Other changes in fair value	(4)	1	(3)

Fair value of contracts outstanding as of
June 30, 2006 - assets (liabilities)	$(1)	$-	$(1)

	Fair Value of Contracts as of June 30, 2006

Assets (Liabilities) millions	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in excess of 5 Years	Total

Marketing and Trading
Prices actively quoted	$(2)	$1	$-	$-	$(1)

Recent Accounting Developments

       In March 2006, the Financial Accounting Standards Board (FASB) issued an Exposure Draft on accounting for defined benefit pensions and other postretirement benefit plans. If adopted as proposed, the Company would be required to recognize the entire overfunded or underfunded status of its defined benefit plans. The previously unrecognized actuarial losses and prior service costs would be required to be recognized on the balance sheet and in other comprehensive income (net of tax). The Company is currently awaiting issuance of a final statement from the FASB. At December 31, 2005, the Company's unrecognized actuarial losses and prior service costs for its pension and other postretirement benefit plans was $320 million and $48 million, respectively, before income taxes.

       FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109", was issued in 2006 and will be effective January 1, 2007. FIN 48 defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. The Company cannot reasonably determine the impact of FIN 48 on its financial statements at this time.

Other Developments

Venezuela     Anadarko's operations in Venezuela have been governed by an Operating Service Agreement (OSA) that was entered into in November 1993 with an affiliate of Petroleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela. Anadarko and its partner in the OSA, Petrobras Energia Venezuela (Petrobras), have conducted their OSA operations via a Venezuelan joint venture in which Petrobras acts as operator. In 2005, the Venezuelan Ministry of Energy and Petroleum announced that all OSAs concluded by PDVSA between 1992 and 1997 were subject to renegotiation. On March 31, 2006, Anadarko executed a Memorandum of Understanding (MOU) with Corporación Venezolana del Petróleo, S.A. (CVP), an affiliate of PDVSA, PDVSA and Petrobras, under which the parties agreed to convert the OSA to a company in which CVP and PDVSA will have a 60% interest, Petrobras will have a 22% interest, and Anadarko will have an 18% interest. The final contracts covered by the MOU have been approved by Venezuela's National Assembly. Anadarko expects to execute the contracts during the third quarter of 2006 at which time the OSA will be terminated and the new company will be formed.

       In the first quarter of 2006, Anadarko paid approximately $6 million of Venezuela tax related to an assessment by SENIAT, the Venezuela national tax authority, which included an increase in corporate income tax rates (67.7% for 2001 and 50% for 2002-2004). In the second quarter of 2006, Anadarko paid approximately $4 million of interest and penalties related to SENIAT's tax assessment.

       Anadarko is unable to predict the effect that any political events may have on its operations or interests in Venezuela for 2006 and beyond. Anadarko is currently analyzing its options, including the possible sale of these non-operated interests in Venezuela. Depending on what the Company decides to do with these assets going forward, Anadarko may be required to record a partial impairment of these assets in the near future, but cannot currently predict what a possible loss, if any, may be. For the six months ended June 30, 2006, approximately 2% of Anadarko's income from continuing operations before income taxes and total assets were associated with operations located in Venezuela.

Algeria     Anadarko's operations in Algeria have been governed by an Agreement for Exploration and Exploitation of Liquid Hydrocarbons (herein referred to as the PSC) that Anadarko Algeria Corporation entered into in October 1989 with Sonatrach, the national oil company of Algeria. In March 2006, Anadarko received from Sonatrach a letter purporting to give notice under the PSC that enactment of a new law relating to hydrocarbons triggered Sonatrach's right under the PSC to renegotiate the PSC in order to re-establish the equilibrium of Anadarko's and Sonatrach's interests. Anadarko and Sonatrach reached an impasse over whether Sonatrach has a right to renegotiate the PSC based on this new law and have entered into a formal non-binding conciliation process under the terms of the PSC to try to resolve this dispute. At this time, Anadarko is unable to reasonably estimate what the economic impact under the PSC might be if Sonatrach is successful in modifying the PSC.

State Income Taxes     Texas House Bill 3, signed into law in May 2006, eliminates the taxable capital and earned surplus components of the existing franchise tax and replaces these components with a taxable margin tax calculated on a combined basis. There will be no impact on Anadarko's 2006 Texas current state income taxes as the new tax is effective for reports due on or after January 1, 2008 (based on business activity during 2007). Anadarko is required to include the impact of the law change on its deferred state income taxes in income for the period which includes the date of enactment. The adjustment, a reduction in Anadarko's deferred state income taxes in the amount of $69 million, net of federal benefit, was included in the second quarter 2006 tax provision.

       In addition, see Risk Factors under Part II, Item 1a of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company's primary market risks are fluctuations in energy prices, foreign currency exchange rates and interest rates. These fluctuations can affect revenues and the cost of operating, investing and financing activities. The Company's risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. For information regarding the Company's accounting policies related to derivatives and additional information related to the Company's derivative instruments, see Note 1 - Summary of Significant Accounting Policies, Note 7 - Debt and Note 8 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

       The following activities and balances includes amounts associated with discontinued operations.

Energy Price Risk     The Company's most significant market risk is the pricing for natural gas, crude oil and NGLs. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. The Company has substantially more exposure to unfavorable changes in energy prices in 2006 than it did in prior years due to a decreased level of derivative instruments in place. In addition, a noncash writedown of the Company's oil and gas properties could be required under full cost accounting rules if period end prices decline significantly. Below is a sensitivity analysis of the Company's commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes    The Company had derivative instruments in place to reduce the price risk associated with future equity production of 44 Bcf of natural gas and 58 MMBbls of crude oil as of June 30, 2006 (excluding physical delivery fixed price contracts not accounted for as derivative instruments). As of June 30, 2006, the Company had a net unrealized loss of $167 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of approximately $214 million. However, this loss would be substantially offset by an increase in the value of that portion of the Company's equity production that is hedged.

Derivative Instruments Held for Trading Purposes     As of June 30, 2006, the Company had a net unrealized loss of $35 million (losses of $45 million and gains of $10 million) on derivative financial instruments entered into for trading purposes and a net unrealized gain of $49 million (gains of $63 million and losses of $14 million) on physical delivery contracts entered into for trading purposes and accounted for as derivatives. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on these derivative instruments would be $7 million.

       For additional information regarding the Company's marketing and trading portfolio, see Marketing Strategies under Item 2 of this Form 10-Q.

Interest Rate Risk     As of June 30, 2006, Anadarko has $3.6 billion of outstanding debt, all of which is fixed-rate debt. During March 2006, Anadarko entered into a 25-year swap agreement with a notional value of $600 million whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to the six-month LIBOR. This agreement was entered into to better balance the fixed-rate to floating-rate percentage of the Company's debt obligations. As of June 30, 2006, the Company had a net unrealized loss of $47 million on the fair value of this, which was substantially offset by a reduction of the carrying value of the hedged debt. A 10% increase in interest rates that were in effect on June 30, 2006, would result in an additional unrealized loss of approximately $36 million on this swap.

       During June 2006, Anadarko entered into a three-month forward-looking 30-year swap agreement with a notional value of $1.5 billion and two three-month forward-looking 10-year swap agreements with a combined notional value of $1 billion whereby the Company pays a fixed interest rate and receives a floating interest rate indexed to LIBOR. These agreements were entered into to fix the interest rate on a portion of the debt the Company expects to issue during the third quarter of 2006. As of June 30, 2006, the Company had a net unrealized loss of $34 million on these swaps. A 10% increase in interest rates that were in effect on June 30, 2006, would result in an unrealized gain of approximately $137 million on these swaps.

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

       A Canadian subsidiary has notes and debentures denominated in U.S. dollars. The potential foreign currency remeasurement impact on earnings from a 10% unfavorable change in the June 30, 2006 Canadian exchange rate against the U.S. dollar would be a loss of approximately $170 million based on the outstanding debt at June 30, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

       There were no changes in Anadarko's internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

        See Note 14 - Contingencies of the Notes to Consolidated Financial Statements under Part I - Item 1 of this Form 10-Q.

Environmental Matters     The United States Environmental Protection Agency (EPA) has alleged certain violations of the Clean Water Act with respect to the Company's offshore operations. The Company met with the EPA and agreed to resolve these allegations through the payment of a $60,000 penalty and by completing a Supplemental Environmental Project (SEP) at a cost of $50,000. The SEP was completed in March 2006 and Anadarko filed its SEP completion report with the EPA. This matter is now closed.

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

Item 1a.  Risk Factors

       The following risk factors update the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

       The mergers with Kerr-McGee and Western may not close.

       The mergers with Kerr-McGee and Western both require various state and federal regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We cannot be certain we will obtain all of the required government approvals, and a failure to obtain the requisite approvals would prevent the applicable merger from closing.

       If the proposed mergers with Kerr-McGee and Western close, we may not be able to successfully integrate our operations with Kerr Mc-Gee and Western's operations.

       Integration of the three previously independent companies will be a complex, time consuming and costly process. Failure to timely and successfully integrate these companies may have a material adverse effect on the combined company's business, financial condition and result of operations. The difficulties of combining the companies will present challenges to our management, including:

  operating a significantly larger combined company;
  integrating personnel with diverse backgrounds and organizational cultures;

  experiencing operational interruptions or the loss of key employees, customers or suppliers; and

  consolidating other corporate and administrative functions.

       The combined company will also be exposed to risks that are commonly associated with transactions similar to the mergers, such as unanticipated liabilities and costs, some of which may be material, and diversion of management's attention. As a result, the anticipated benefits of the mergers may not be fully realized, if at all.

       After the mergers, our debt may limit our financial and operating flexibility.

       We will be incurring approximately $23 billion in debt (including debt assumed) to consummate the Kerr-McGee and Western mergers. Assuming the mergers were completed as of June 30, 2006, our total debt would have been about $27 billion as of June 30, 2006. Our debt following the merger could have important consequences to you. For example, it could:

  increase our vulnerability to general adverse economic and industry conditions;

  limit our ability to fund future working capital and capital expenditures, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments on our debt or to comply with any restrictive terms of our debt;

  limit our flexibility in planning for, or reacting to, changes in the industry in which we operate; and

  place us at a competitive disadvantage compared to our competitors that have less debt.

       We may be subject to increased tax payment obligations in connection with our operations in Algeria.

       Under a new hydrocarbons law adopted by the People's Democratic Republic of Algeria in April 2005 (2005 Law), the government of Algeria reorganized its regulation of the oil sector in Algeria. The government of Algeria has recently adopted legislative text that amends the 2005 Law and Law 86-14 to, among other things, impose an excess profits tax to the extent that oil prices exceed $30 per barrel. The amendments, as proposed, would affect contracts signed prior to July 2005 and have a retroactive effect to January 2006. At this time, there is uncertainty regarding the application and effect of the legislation and its amendments because implementing regulations have not been promulgated.

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

  increases in taxes and governmental royalties;
  renegotiation of contracts with governmental entities;
  changes in laws and policies governing operations of foreign-based companies; and
  currency restrictions and exchange rate fluctuations.

       Our international operations may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation.

Realization of any of these factors could materially adversely affect our financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2006.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	Shares	price paid	announced plans	purchased under the
Period	purchased (1)	per share	or programs	plans or programs (2)

April 1-30	41,300	$52.39	-

May 1-31	2,247	$52.57	-

June 1-30	6,170	$48.21	-

Second Quarter 2006	49,717	$51.88	-	$636,000,000

(1)

During the second quarter of 2006, zero shares were purchased under the Company's share repurchase program. During the second quarter of 2006, 49,717 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       On May 11, 2006, the Company held its Annual Meeting of Stockholders. The following table presents the voting results for the items that were presented for stockholder approval:

		For	Against	Withheld or Abstained

(a)	Election of Directors: *
	Robert J. Allison, Jr.	197,073,696	-	6,310,620
	John W. Poduska, Sr.	198,918,503	-	4,465,813

(b)	Approval of the Amended and Restated Certificate of Incorporation	185,266,023	12,811,025	1,307,365

(c)	Ratification of the appointment of KPMG LLP as the independent auditors for 2006	199,161,782	2,951,107	1,275,520

* Those directors whose term of office continued were as follows: Larry Barcus, James L. Bryan, James T. Hackett, H. Paulett Eberhart, John R. Butler, Jr. and John R. Gordon.

Item 6.  Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit		Original Filed	File
Number	Description	Exhibit	Number

2(a)	Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Merger Sub, Inc. and Western Gas Resources, Inc.	2.1 to Form 8-K dated June 26, 2006	1-8968

(b)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Merger Sub, Inc. and Western Gas Resources, Inc.	2.1 to Form 8-K dated July 12, 2006	1-8968

(c)	Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Acquisition Sub, Inc. and Kerr-McGee Corporation	2.2 to Form 8-K dated June 26, 2006	1-8968

3(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
	of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

(b)	By-laws of Anadarko Petroleum	3(b) to Form 10-Q	1-8968
	Corporation, as amended	for quarter ended
September 30, 2004

(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
	Restated Certificate of Incorporation	July 28, 2000

*(d)	Certificate of Amendment of Anadarko's
Restated Certificate of Incorporation

4(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
	Cumulative Preferred Stock, Series B	May 6, 1998

(b)	Rights Agreement, dated as of October 29,	4.1 to Form 8-A dated	1-8968
	1998, between Anadarko Petroleum	October 30, 1998
Corporation and The Chase Manhattan Bank

(c)	Amendment No. 1 to Rights Agreement, dated	2.4 to Form 8-K dated	1-8968
	as of April 2, 2000 between Anadarko and	April 2, 2000
The Rights Agent

10(a)	Form of Voting Agreement dated as of June 22, 2006 for proposed Agreement and Plan of Merger with Western Gas Resources, Inc.	10.1 to Form 8-K dated June 26, 2006	1-8968

Director and Executive Compensation Plans and Arrangements

10(b)	Summary of Material Terms of Employment -	10.1 to Form 8-K dated	1-8968
	Bruce W. Busmire	May 4, 2006

*12	Computation of Ratios of Earnings to Fixed
Charges and Earnings to Combined Fixed
Charges and Preferred Stock Dividends

*31(a)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer

*(b)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer

*32	Section 1350 Certifications

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

July 31, 2006	By:	/s/ R. A. WALKER

R. A. Walker - Senior Vice President, Finance and Chief Financial Officer