Form 10-Q
period 2006-09-30
ANADARKO PETROLEUM CORP
filed 2006-11-09
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006
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

     Indicate by check mark whether the registrant is a shell company. Yes        No  X   .

     The number of shares outstanding of the Company's common stock as of September 30, 2006 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	459,744,548

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005	-

	Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	-

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2006 and 2005	-

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 1a.	Risk Factors	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2006	2005	2006	2005

Revenues
Gas sales	$1,546	$701	$2,917	$1,961
Oil and condensate sales	1,496	714	3,304	1,955
Natural gas liquids sales	184	115	429	321
Other sales	272	(5)	358	33

Total	3,498	1,525	7,008	4,270

Costs and Expenses
Direct operating	252	104	536	317
Transportation and cost of product	245	69	428	197
General and administrative	159	87	387	275
Depreciation, depletion and amortization	546	272	1,201	820
Other taxes	127	97	335	268
Impairments	13	13	31	13

Total	1,342	642	2,918	1,890

Operating Income	2,156	883	4,090	2,380

Interest Expense and Other (Income) Expense
Interest expense	209	51	313	156
Other (income) expense	(14)	(36)	(21)	(31)

Total	195	15	292	125

Income Before Income Taxes	1,961	868	3,798	2,255

Income Tax Expense	579	336	1,188	856

Income from Continuing Operations	1,382	532	2,610	1,399

Income from Discontinued Operations, net of taxes	79	66	327	197

Net Income	$1,461	$598	$2,937	$1,596

Preferred Stock Dividends	-	2	2	4

Net Income Available to Common Stockholders	$1,461	$596	$2,935	$1,592

Per Common Share
Income from Continuing Operations - basic	$3.00	$1.13	$5.67	$2.95
Income from Continuing Operations - diluted	$2.98	$1.12	$5.63	$2.93
Income from Discontinued Operations, net of taxes - basic	$0.17	$0.14	$0.71	$0.42
Income from Discontinued Operations, net of taxes - diluted	$0.17	$0.14	$0.70	$0.41
Net Income - basic	$3.18	$1.27	$6.38	$3.37
Net Income - diluted	$3.15	$1.25	$6.33	$3.34

Dividends	$0.09	$0.09	$0.27	$0.27

Average Number of Common Shares Outstanding - Basic	460	471	460	472

Average Number of Common Shares Outstanding - Diluted	463	476	464	477

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
millions	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$1,803	$561
Accounts receivable, net of allowance:
Customers	1,292	1,109
Others	1,291	562
Other current assets	557	207
Current assets held for sale	407	477

Total	5,350	2,916

Properties and Equipment
Original cost (includes unproved properties of $11,907 and $1,198
as of September 30, 2006 and December 31, 2005, respectively)	51,450	23,130
Less accumulated depreciation, depletion and amortization	9,145	7,935

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	42,305	15,195

Other Assets	1,093	561

Goodwill	8,053	1,089

Long-term Assets Held for Sale	3,375	2,827

Total Assets	$60,176	$22,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,718	$1,485
Accrued expenses	1,459	499
Current debt	16,663	80
Current liabilities associated with assets held for sale	339	339

Total	21,179	2,403

Long-term Debt	11,163	3,547

Other Long-term Liabilities
Deferred income taxes	11,337	3,993
Other	1,927	819
Long-term liabilities associated with assets held for sale	798	775

Total	14,062	5,587

Stockholders' Equity
Preferred stock, par value $1.00 per share (2.0 million shares authorized,
0.05 million and 0.09 million shares issued as of September 30, 2006 and December 31, 2005, respectively)	46	89
Common stock, par value $0.10 per share (1.0 billion and 450.0 million shares authorized, 463.8 million and 266.3 million shares issued
as of September 30, 2006 and December 31, 2005, respectively)	46	27
Paid-in capital	5,320	6,063
Retained earnings	8,045	6,957
Treasury stock (0.03 million and 34.37 million shares as of September 30, 2006 and December 31, 2005, respectively)	(1)	(2,423)
Executives and Directors Benefits Trust, at market value (4.0 million and 2.0
million shares as of September 30, 2006 and December 31, 2005, respectively)	(174)	(189)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(133)	(5)
Foreign currency translation adjustments	640	549
Minimum pension liability	(17)	(17)

Total	490	527

Total	13,772	11,051

Commitments and Contingencies	-	-

Total Liabilities and Stockholders' Equity	$60,176	$22,588

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2006	2005	2006	2005

Net Income Available to Common Stockholders	$1,461	$596	$2,935	$1,592

Add: Preferred Stock Dividends	-	2	2	4

Net Income Available to Common Stockholders
Before Preferred Stock Dividends	1,461	598	2,937	1,596

Other Comprehensive Income (Loss), Net of Income Taxes
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) during the period[1]	(28)	(46)	(128)	(125)
Reclassification adjustment for loss included in net income[2]	-	27	-	56

Total unrealized gains (losses) on derivative instruments	(28)	(19)	(128)	(69)
Foreign currency translation adjustments[3]	(6)	115	91	78
Minimum pension liability[4]	(1)	-	-	-

Total	(35)	96	(37)	9

Comprehensive Income	$1,426	$694	$2,900	$1,605

1net of income tax benefit of:	$15	$26	$74	$72
2net of income tax expense of:	-	(15)	-	(32)
3net of income tax expense of:	-	(15)	(14)	(10)
4net of income tax expense of:	-	-	-	-

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30

millions	2006	2005

Cash Flow from Operating Activities
Net income	$2,937	$1,596
Less income from discontinued operations, net of taxes	(327)	(197)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	1,201	820
Deferred income taxes	218	209
Impairments	31	13
Unrealized (gains) losses on derivatives	(883)	112
Other noncash items	1	(8)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	388	(273)
Increase (decrease) in accounts payable and accrued expenses	(243)	233
Other items - net	97	(43)

Cash provided by operating activities - continuing operations	3,420	2,462
Cash provided by operating activities - discontinued operations	447	413

Net cash provided by operating activities	3,867	2,875

Cash Flow from Investing Activities
Acquisitions, net of cash acquired	(20,964)	-
Additions to properties and equipment	(2,855)	(2,024)
Sales of properties, equipment and other assets	1,033	137

Cash used in investing activities - continuing operations	(22,786)	(1,887)
Cash used in investing activities - discontinued operations	(518)	(373)

Net cash used in investing activities	(23,304)	(2,260)

Cash Flow from Financing Activities
Proceeds from issuance of debt	27,921	4
Retirements of debt	(6,962)	(170)
Increase (decrease) in accounts payable, banks	(18)	58
Dividends paid	(127)	(132)
Settlement of derivatives with a financing element	(63)	-
Purchase of treasury stock	(122)	(408)
Retirement of preferred stock	(43)	-
Issuance of common stock	61	149

Cash provided by (used in) financing activities - continuing operations	20,647	(499)
Cash provided by (used in) financing activities - discontinued operations	(31)	11

Net cash provided by (used in) financing activities	20,616	(488)

Effect of Exchange Rate Changes on Cash
Discontinued operations	10	11

Net Increase in Cash and Cash Equivalents	1,189	138

Cash and Cash Equivalents at Beginning of Period	739	874

Cash and Cash Equivalents at End of Period	$1,928	$1,012

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies

General     Anadarko Petroleum Corporation is engaged in the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also engages in the hard minerals business through non-operated joint ventures and royalty arrangements in several coal, trona (natural soda ash) and industrial mineral mines. During the third quarter of 2006, Anadarko completed the acquisitions of Kerr-McGee Corporation (Kerr-McGee) and Western Gas Resources, Inc. (Western). See Note 2. The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries.

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

Discontinued Operations     Certain amounts have been reclassified to present the Company's Canadian operations as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to Anadarko's continuing operations. Information related to discontinued operations is included in Note 4 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

Derivative Instruments      Anadarko utilizes derivative instruments in conjunction with its marketing and trading activities and to manage the price risk attributable to the Company's expected oil, natural gas and NGLs sales. Anadarko also periodically utilizes derivatives to manage its exposure associated with NGLs processing, interest rates and foreign currency exchange rates. All derivatives, other than those that meet the normal purchases and sales exception, are carried on the balance sheet at fair value.

       For those derivatives that are designated and qualify for hedge accounting, Anadarko formally documents the hedging relationship including the risk management objective and strategy for undertaking the hedge. Each hedge is also assessed for effectiveness quarterly. Under hedge accounting, the derivatives may be designated as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedge relates to the exposure of fair value changes to a recognized asset or liability or an unrecognized firm commitment, the unrealized gains and losses on the derivative and the unrealized gains and losses on the hedged item are both recognized currently in earnings. If the hedge relates to exposure of variability in the cash flow of a forecasted transaction, the effective portion of the unrealized gains and losses on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period the hedged transaction is recorded. The ineffective portion of unrealized gains and losses attributable to cash flow hedges, if any, is recognized currently in earnings. Hedge ineffectiveness is that portion of the derivative's unrealized gains and losses that exceed the hedged item's unrealized gains and losses. In those instances where it becomes probable that a hedged forecasted transaction will not occur, the unrealized gain or loss is reclassified from accumulated other comprehensive income to earnings in the current period. Accounting for unrealized gains and losses attributable to foreign currency hedges that qualify for hedge accounting is dependent on whether the hedge is a fair value or a cash flow hedge. Unrealized gains and losses attributable to derivative instruments that are not designated or do not qualify for hedge accounting are recognized currently in earnings.

       The Company's derivative instruments are either exchange traded or transacted in an over-the-counter market. Valuation is determined by reference to readily available public data. Option valuations are based on the Black-Scholes option pricing model. See Note 9.

Stock-Based Compensation     The Company accounts for stock-based compensation under the fair value method. The Company grants various types of stock-based awards including stock options, nonvested equity shares (restricted stock) and performance-based awards. The fair value of stock option awards is determined using the Black-Scholes option pricing model. Restricted stock awards are valued using the market price on grant-date. For performance-based awards, the fair value of the market condition portion of the award is measured using a Monte Carlo simulation and the performance condition portion of the award is measured at the market price of the Company's common stock on the grant-date. Liability-classified awards are valued at the end of each period based on the specifications of each plan. The Company records compensation cost for stock-based compensation awards over the requisite service period. Compensation cost is recognized net of estimated forfeitures. As each award vests, an adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the vested shares. For equity awards that contain service and market conditions, compensation cost is recorded using the straight-line method. If the requisite service period is satisfied, compensation cost is not adjusted unless the award contains a performance condition. If an award contains a performance condition, expense is recognized only for those shares that ultimately vest using the fair value per share measured at grant-date. See Note 5.

Goodwill     Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the third quarter 2006 acquisitions of Kerr-McGee and Western, as well as previous business combinations. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually and upon certain events. The impairment test requires allocating goodwill and all other assets and liabilities to business levels referred to as reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. Future changes in goodwill may result from, among other things, finalization of preliminary purchase price allocations, changes in foreign currency exchange rates, changes in deferred income tax liabilities related to previous acquisitions, divestitures, impairments or future acquisitions or future divestitures. See Note 2 and Note 3.

Earnings Per Share     The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options and performance-based stock awards under the treasury stock method, if including such potential shares of common stock is dilutive. See Note 12.

New Accounting Principles     In January 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective method. See Note 5.

       Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," was issued in 2006 and will be effective January 1, 2007. FIN 48 defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. The Company cannot reasonably determine the impact of FIN 48 on its financial statements at this time.

       In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements. It does not require new fair value measurements. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on its results of operations or its financial position, but it has not yet fully completed its analysis. SFAS No. 157 is effective for Anadarko in the first quarter of 2008.

       The FASB also issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)," in September 2006. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet and recognize as a component of accumulated other comprehensive income the actuarial gains and losses and prior service costs and credits that arise during the period. SFAS No. 158 is effective for Anadarko in the fourth quarter of 2006 and the Company expects to recognize a liability for unamortized actuarial losses and prior service costs of approximately $270 million before income taxes in accumulated other comprehensive income.

       The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," in September 2006. SAB 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB 108 requires each of the Company's financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 will apply to the Company's financial position and results of operations for the fiscal year ended December 31, 2006 and are not expected to have a material impact.

2. Acquisitions

       On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee, an independent exploration and production company, in an all-cash transaction totaling $16.5 billion, plus the assumption of debt of approximately $2.6 billion. On August 23, 2006, Anadarko completed the acquisition of Western, also an independent exploration and production company, in an all-cash transaction totaling $4.8 billion, plus the assumption of debt of $625 million. These transactions were financed with a $22.5 billion, 364-day committed acquisition facility. See Note 8.

       Management believes that one of the most attractive aspects of Kerr-McGee and Western is the overlap of their asset bases with Anadarko's existing portfolio, resulting in the Company holding increased positions in two important North American oil and gas basins, the Rockies and the deepwater Gulf of Mexico. These two geographic areas tie directly to Anadarko's strategy to identify and develop unconventional resources and explore in these proven basins. Other important factors were the ability to secure intellectual talent to help exploit these areas as well as others and expansion of the Company's gas gathering, processing and treating operations.

       The acquisitions are accounted for under the purchase method of accounting. Under this method of accounting, the Company's historical operating results for periods prior to the acquisitions remain unchanged. At the date of the acquisitions, the assets and liabilities of Anadarko continue to be recorded based upon their historical costs, and the assets and liabilities of Kerr-McGee and Western are recorded at their estimated fair values. Results of operations attributable to Kerr-McGee and Western were included in Anadarko's consolidated income statement beginning on their respective acquisition dates in the third quarter of 2006.

       The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed from Kerr-McGee and Western as of their respective acquisition dates.

millions	Kerr- McGee	Western	Total

Allocation of Purchase Price
Current assets	$1,529	$547	$2,076
Property and equipment	19,238	6,090	25,328
Other assets	1,338	226	1,564
Goodwill	6,016	950	6,966
Current debt	309	625	934
Other current liabilities	2,515	427	2,942
Long-term debt	2,280	-	2,280
Deferred income taxes	5,321	1,901	7,222
Other long-term liabilities	1,180	90	1,270

	$16,516	$4,770	$21,286

       The purchase price allocation is based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed from Kerr-McGee and Western. The purchase price allocation is tentative pending the results of final valuations of assets acquired and final evaluation of all liabilities assumed as of the acquisition dates.

       The preliminary assessment of the fair values of oil and gas properties and certain plant and gathering facilities acquired were based on projections of expected future net cash flows, discounted to present value. Other assets and liabilities were recorded at their historical book values which the Company believes represents the best current estimate of fair value. The liabilities assumed include certain amounts associated with contingencies, such as legal, environmental and guarantees, which were estimated by management. Long-term debt assumed was recorded at fair value based on the market prices of Kerr-McGee's publicly traded debt as of August 10, 2006. These and other preliminary estimates are subject to change as additional information becomes available and is assessed by Anadarko.

       Allocations of the purchase price to Kerr-McGee's and Western's property and equipment include approximately $10.5 billion for the estimated fair value associated with unproved oil and gas properties. Kerr-McGee's other assets include approximately $1 billion of assets Kerr-McGee previously held for sale. The sale of these assets closed in August 2006 and the proceeds were used to pay down debt incurred to fund the acquisitions. No gain or loss was recognized from the sale of these assets.

       The following table presents summarized pro forma information for Anadarko as if the acquisitions occurred on January 1, 2005.

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2006	2005	2006	2005

Revenues	$3,833	$2,673	$10,486	$8,200
Net income from continuing operations	$1,190	$378	$2,672	$1,330
Earnings per share from continuing operations - basic	$2.59	$0.80	$5.81	$2.82
Earnings per share from continuing operations - diluted	$2.57	$0.79	$5.76	$2.79

       The pro forma information is presented for illustration purposes only, in accordance with the assumptions set forth below, and is not necessarily indicative of the operating results or financial position that would have occurred had the acquisitions been completed at the assumed dates. Nor is it necessarily indicative of future operating results or the financial position of the combined enterprise. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the acquisitions, or any future acquisition related expenses. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the significant effects of the transactions are properly reflected.

       The pro forma information for 2006 and 2005 is a result of combining the three and nine months income statements of Anadarko with the pre-acquisition results from January 1, 2006 and 2005 of Kerr-McGee and Western adjusted for 1) recording pro forma interest expense on debt incurred to acquire Kerr-McGee and Western; 2) depreciation, depletion and amortization expense of Kerr-McGee and Western calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting; 3) reversal of Kerr-McGee's and Western's historical impairments and gains and losses on sales of oil and gas properties to conform to the full-cost method of accounting for oil and gas activities; 4) certain costs that had been expensed under the successful efforts method of accounting that are capitalized under the full cost method of accounting; and 5) the related income tax effects of these adjustments based on the applicable statutory tax rates. Certain historical amounts related to Kerr-McGee and Western's results were reclassified to conform to the current presentation.

3.  Goodwill

       During the third quarter of 2006, the Company recorded goodwill associated with the acquisitions of Kerr-McGee and Western. The allocation of goodwill related to these acquisitions is preliminary and will be subject to change as the purchase price allocation is finalized.

       Changes in the carrying amount of goodwill during the first nine months of 2006 are as follows:

millions

Balance at December 31, 2005	$1,089
Goodwill associated with acquisitions	6,966
Other changes, net	(2)

Balance at September 30, 2006	$8,053

       Goodwill of $107 million has been allocated to the Canadian operations and is included in Long-term Assets Held for Sale on the consolidated balance sheet.

4.  Discontinued Operations

       In June 2006, the Company announced a plan to sell its Canadian oil and gas operations. In November 2006, Anadarko sold its wholly owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before taxes. Accordingly, the Canadian operations have been classified as discontinued operations in the consolidated statements of income and cash flows and the assets and associated liabilities have been classified as held for sale in the consolidated balance sheets. The dispositions are part of a portfolio refocusing effort stemming from the acquisitions of Kerr-McGee and Western. Proceeds from the divestiture will be used to retire debt. Under the Company's $22.5 billion, 364-day term loan agreement, the Company is required to use net cash proceeds from any significant dispositions of assets to repay debt. Because the Canadian assets are subject to this requirement, approximately $37 million of interest expense related to debt that is expected to be repaid upon the sale of the Canadian operations is included in results of discontinued operations for the three and nine months ended September 30, 2006.

       The following table summarizes the amounts included in income from discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2006	2005	2006	2005

Revenues	$192	$211	$656	$585

Income from discontinued operations	$102	$103	$322	$272
Income tax (expense) benefit	(23)	(37)	5	(75)

Income from discontinued operations, net of tax	$79	$66	$327	$197

       The following presents the main classes of assets and liabilities associated with Canadian oil and gas operations as of September 30, 2006 and December 31, 2005, respectively.

	September 30,	December 31,
millions	2006	2005

ASSETS
Cash	$125	$178
Accounts receivable	190	248
Other current assets	92	51

Total Current Assets Held for Sale	$407	$477

Property, plant and equipment	$3,212	$2,667
Other assets	56	53
Goodwill	107	107

Total Long-term Assets Held for Sale	$3,375	$2,827

LIABILITIES
Accounts payable	$225	$240
Accrued expenses	114	57
Current debt	-	42

Total Current Liabilities associated with Assets Held for Sale	$339	$339

Long-term debt	$8	$8
Deferred income taxes	700	726
Other liabilities	90	41

Total Long-term Liabilities associated with Assets Held for Sale	$798	$775

5.  Stock-Based Compensation

      Effective January 2003, the Company adopted the fair value method of accounting for share-based employee compensation using the prospective method described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Effective January 2006, the Company adopted SFAS No. 123(R), which requires the Company to estimate forfeitures in calculating the expense related to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The related cumulative adjustment as of January 1, 2006 of $2 million before income taxes was recorded as a reduction to general and administrative expense in 2006 and was not presented separately in the income statement due to immateriality. Results for prior periods have not been restated. The adoption of SFAS No. 123(R) did not have a material impact on the Company's income before income taxes, net income or basic and diluted earnings per share for the nine months ended September 30, 2006. The effect on net income and earnings per share for the nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123(R) to all options, was not material.

       Activities and balances presented include amounts associated with discontinued operations. All share and price per share information presented has been restated to give retroactive effect to the May 2006 two-for-one stock split that was affected in the form of a stock dividend. See Note 12.

       Prior to the adoption of SFAS No. 123(R), the Company reported amounts attributable to the benefits of tax deductions in excess of recognized compensation in the financial statements (excess tax benefits) in the statement of cash flows as operating activities in other items, net. SFAS No. 123(R) requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the nine months ended September 30, 2006, $17 million in excess tax benefits was included in cash flow from financing activities. For the nine months ended September 30, 2005, $25 million in excess tax benefits were included in cash flow from operating activities. Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $44 million and $149 million, respectively.

       The Company generally issues new shares to satisfy employee share-based payment plans. At September 30, 2006, 16 million shares of the 47 million shares of Anadarko common stock originally authorized for awards under the active share-based compensation plans remain available for future issuance. The number of shares available is reduced by awards granted. A summary of stock-based compensation cost is presented below:

	Nine Months Ended
	September 30

millions	2006	2005

Compensation cost:
Restricted stock	$34	$20
Other	13	23

Compensation cost	47	43
Less: capitalization of compensation cost	11	11

Total compensation cost, pretax	36	32
Income tax benefit	12	11

Equity Classified Awards

Stock Options     Certain employees may be granted options to purchase shares of Anadarko common stock under the 1999 Stock Incentive Plan. Stock options are granted at the fair market value of Anadarko common stock on the date of grant and have a maximum term of seven years from the date of grant. Stock options vest over service periods ranging from one to four years.

       Nonemployee directors may be granted nonqualified stock options under the 1998 Director Stock Plan. Stock options are granted at the fair market value of Anadarko common stock on the date of grant and have a maximum term of ten years from the date of grant. Stock options vest over service periods ranging from the date of grant up to two years. Stock options are considered issued and outstanding at the date of exercise.

       The fair value of stock option awards is determined using the Black-Scholes option pricing model. For the nine months ended September 30, 2006 and 2005, the expected life of the option was estimated based upon historical exercise behavior. For the nine months ended September 30, 2006, the expected forfeiture rate was estimated separately. For the nine months ended September 30, 2006, the volatility assumption was based upon historical implied volatilities over a term commensurate with the expected life of the option. For the nine months ended September 30, 2005, the volatility assumption was based upon historical price volatility over a term commensurate with the expected life of the option. For the nine months ended September 30, 2006 and 2005, the risk-free interest rate was based on the continuous rate provided by the U.S. Treasury for a term commensurate with the expected life of the option. For the nine months ended September 30, 2006, the dividend yield assumed a constant annual dividend yield. For the nine months ended September 30, 2005, the dividend yield was based on a historical dividend yield. The Company used the following weighted-average assumptions to estimate the fair value of stock options granted during the nine months ended September 30, 2006 and 2005.

	September 30, 2006	September 30, 2005

Expected option life - years	4.5	5.3
Volatility	30.5%	30.1%
Risk-free interest rate	4.7%	3.9%
Dividend yield	0.8%	0.7%

       A summary of stock option activity for the nine months ended September 30, 2006 is summarized below:

	Shares (millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Outstanding at January 1, 2006	9.57	$25.57
Granted	0.06	$51.20
Exercised	(2.02)	$21.88
Forfeited or expired	(0.08)	$29.67

Outstanding at September 30, 2006	7.53	$26.72	3.0	$128

Vested or expected to vest at September 30, 2006	7.04	$26.34	2.8	$122

Exercisable at September 30, 2006	5.55	$23.99	2.1	$109

       The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $15.87 and $14.42, respectively, using the Black-Scholes option pricing model. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $60 million and $109 million, respectively, based on the difference between the market price at the exercise date and the option price. As of September 30, 2006, there was $12 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock     Shares of common stock may be granted to certain employees and nonemployee directors as restricted stock under the 1999 Stock Incentive Plan and the 1998 Director Stock Plan. Restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares. Restricted stock awards vest over service periods ranging from the date of grant up to four years. Restricted stock is not considered issued and outstanding until it vests.

       A summary of restricted stock activity for the nine months ended September 30, 2006 is presented below:

	Shares (millions)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	3.11	$34.92
Granted	0.21	$48.89
Vested	(0.32)	$35.71
Forfeited	(0.10)	$36.32

Nonvested at September 30, 2006	2.90	$35.79

       The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2005 was $39.34. The total fair value of restricted shares vested during the nine months ended September 30, 2006 and 2005 was $15 million and $5 million, respectively, based on the market price at the vesting date. As of September 30, 2006, there was $63 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 0.8 years.

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

       Anadarko and a key officer of the Company have entered into a Performance Share Agreement under the 1999 Stock Incentive Plan. The agreement provides for issuance of up to 160,000 shares of Anadarko common stock after a two-year performance period that ended in 2005 and a four-year performance period ending in 2007. The number of shares to be issued is determined by comparing the Company's total shareholder return to the total shareholder return of a predetermined group of peer companies. For the nine months ended September 30, 2006, 28,800 shares were issued for the performance period that ended in 2005 with a fair value of $2 million.

       As of September 30, 2006, there was $10 million of total unrecognized compensation cost related to performance-based share awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Liability Classified Awards

Value Creation Plan     The Company offers a cash incentive program that provides employees the opportunity to earn cash bonus awards based on the Company's total shareholder return for the year compared to the total shareholder return of a predetermined group of peer companies. As of September 30, 2006, no liability was required to be recorded for this plan.

6.   Inventories

       Inventories are stated at the lower of average cost or market and released at carrying value. The major classes of inventories, that are included in other current assets, are as follows:

	September 30,	December 31,
millions	2006	2005

Materials and supplies	$159	$90
Natural gas	46	18
Crude oil and NGLs	59	24

Total	$264	$132

       The above table excludes $76 million and $49 million as of September 30, 2006 and December 31, 2005, respectively, of inventories relating to our Canadian operations that are included in Current Assets Held for Sale.

7.  Properties and Equipment

       Oil and gas properties include costs of $11.9 billion and $1.2 billion at September 30, 2006 and December 31, 2005, respectively, which were excluded from capitalized costs being amortized. These amounts represent unproved properties and major development projects in which the Company owns a direct interest. The increase in costs excluded during 2006 is primarily related to the estimated fair value of unproved properties acquired in the Kerr-McGee and Western acquisitions. At September 30, 2006 and December 31, 2005, the Company's investment in countries where proved reserves have not been established was $155 million and $107 million, respectively. For the first nine months of 2006 and 2005, the Company recorded provisions for impairments of oil and gas properties of $31 million and $13 million, respectively, related to international activities.

      Total interest cost incurred during the third quarter of 2006 and 2005 was $228 million and $66 million, respectively. Of these amounts, the Company capitalized $19 million and $15 million, respectively, during the third quarter of 2006 and 2005 as part of the cost of properties. Total interest cost incurred during the first nine months of 2006 and 2005 was $360 million and $201 million, respectively. Of these amounts, the Company capitalized $47 million and $45 million during the first nine months of 2006 and 2005, respectively. The interest rates for capitalization are based on the Company's weighted-average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration, development and construction activities are in progress.

       Properties and equipment include internal costs related to exploration, development and construction activities of $45 million and $28 million capitalized during the third quarter of 2006 and 2005, respectively. For the first nine months of 2006 and 2005, the Company capitalized internal costs related to exploration, development and construction activities of $124 million and $100 million, respectively.

8.  Debt

       The following table represents the debt of the Company as of September 30, 2006 and December 31, 2005, respectively:

	September 30, 2006		December 31, 2005

millions	Principal	Carrying Value	Principal	Carrying Value

364-day Acquisition Facility *	$16,470	$16,470	$-	$-
7.00% Notes due 2006 *	51	51	51	50
5.375 % Notes due 2007 *	142	142	142	142
6.625% Notes due 2007 (1)	150	149	-	-
3.25% Notes due 2008	350	350	350	350
6.75% Notes due 2008	47	46	47	46
7.30% Notes due 2009	52	52	52	51
Floating Rate Notes due 2009	2,000	2,000	-	-
6.75% Notes due 2011	950	919	950	917
6.875% Notes due 2011 (1)	675	710	-	-
6.125% Notes due 2012	170	168	170	168
5.00% Notes due 2012	82	81	82	81
5.95% Notes due 2016	1,750	1,743	-	-
7.05% Debentures due 2018	114	106	114	106
Zero Yield Puttable Contingent Debt Securities due 2021	-	-	30	30
6.95% Notes due 2024 (1)	650	676	-	-
7.50% Debenture due 2026	112	106	112	106
7.00% Debentures due 2027	54	54	54	54
7.125% Debentures due 2027 (1)	150	158	-	-
6.625% Debentures due 2028	17	17	17	17
7.15% Debentures due 2028	235	213	235	213
7.20% Debentures due 2029	135	135	135	135
7.95% Debentures due 2029	117	117	117	117
7.50% Notes due 2031	900	855	900	862
7.875% Notes due 2031 (1)	500	584	-	-
6.45% Notes due 2036	1,750	1,742	-	-
7.73% Debentures due 2096	61	61	61	61
7.50% Debentures due 2096	78	72	78	72
7.25% Debentures due 2096	49	49	49	49

Total debt	$27,811	27,826	$3,746	3,627

Less current debt *		16,663		80

Total long-term debt		$11,163		$3,547

(1) Kerr-McGee debt guaranteed by Anadarko as of October 4, 2006.

       In August 2006, the Company financed $22.5 billion under a 364-day acquisition facility in order to fund the Kerr-McGee and Western acquisitions. The variable-rate facility is based on London Interbank Offered Rate (LIBOR) and had a weighted-average interest rate of approximately 5.86% at September 30, 2006.

       In September 2006, the Company issued $5.5 billion senior notes including Floating Rate Notes due 2009, 5.95% Notes due 2016 and 6.45% Notes due 2036. The net proceeds were used to repay a portion of the acquisition facility. The Floating Rate Notes due 2009 had a weighted-average interest rate of approximately 5.79% at September 30, 2006.

       In October 2006, the Company received $500 million of proceeds from a private offering of Zero Coupon Senior Notes due 2036. The notes were issued with a yield to maturity of 5.24% with an option to put the notes back to the Company periodically. The net proceeds from the private offering were used to repay a portion of the $22.5 billion acquisition facility.

       An aggregate principal amount of $2.1 billion of outstanding debt as of September 30, 2006 was assumed in connection with the Kerr-McGee acquisition. The Company recorded $155 million of debt premium, representing the excess of the fair value over the face value of the debt assumed, which will be amortized to interest expense over the remaining term of the related debt.

       During 2006, the Company redeemed for cash an aggregate principal amount of $72 million of debt that was outstanding as of December 31, 2005. Of this amount, $30 million related to continuing operations.

9.  Financial Instruments

Derivative Instruments    The Company is exposed to price risk from changing commodity prices. Management believes it is prudent to periodically minimize the variability in cash flows on a portion of its oil and gas production or gas processing operations. To meet this objective, the Company enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from changing commodity prices. The Company also uses fixed price physical delivery sales contracts to accomplish this objective. The types of derivative financial instruments utilized by the Company include futures, swaps and options.

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

Oil and Gas Activities    At September 30, 2006 and December 31, 2005, the Company had option contracts and swap contracts in place to hedge the sales price of a portion of its expected future sales of equity oil and gas production. The derivative financial instruments receive hedge accounting treatment if they qualify and are so designated. The timing of the recognition of gains and losses in earnings associated with derivative instruments is dependent on whether hedge accounting is utilized and the effectiveness of the hedge. For those derivatives that do not qualify for hedge accounting or were not designated, unrealized gains and losses are recognized currently in oil and gas revenues. All realized and unrealized gains and losses related to derivative financial instruments that are undertaken to hedge the sales price of the Company's future sales of equity gas and oil production are recorded to gas sales and oil and condensate sales when recognized. During the three and nine months ended September 30, 2006, unrealized gains of $866 million and $877 million, respectively, were recognized in natural gas and oil sales compared to unrealized losses of $72 million and $81 million, respectively, during the same periods of 2005. See Note 1 Summary of Significant Accounting Policies - Derivative Instruments.

       The fair value of all oil and gas related derivative instruments and the accumulated other comprehensive income balance applicable to the portion of oil and gas derivative financial instruments that are designated as cash flow hedges (excluding the physical delivery sales contracts) are as follows:

	September 30,	December 31,
millions	2006	2005

Fair Value - Asset (Liability)
Current	$(249)	$(28)
Long-term	4	(25)

Total	$(245)	$(53)

Accumulated other comprehensive loss before income taxes	$(1)	$(8)
Accumulated other comprehensive loss after income taxes	$(1)	$(5)

       Below is a summary of the Company's financial derivative instruments and fixed price, physical delivery sales contracts related to its oil and gas equity production as of September 30, 2006, including the hedged volumes per day and the related weighted-average prices. The data is segregated between activity subject to hedge accounting and activity not subject to hedge accounting. The natural gas prices are NYMEX Henry Hub. The crude oil prices are a combination of NYMEX Cushing and Brent Dated.

	Remainder				Average
	of				2010-
	2006	2007	2008	2009	2012

Subject to Hedge Accounting

Natural Gas

Three-Way Collars (thousand MMBtu/d)	-	10	110	-	-
Price per MMBtu
Ceiling sold price	$-	$11.18	$14.14	$-	$-
Floor purchased price	$-	$9.00	$7.50	$-	$-
Floor sold price	$-	$6.00	$5.00	$-	$-

Crude Oil

Three-Way Collars (MBbls/d)	-	32	47	45	8
Price per barrel
Ceiling sold price	$-	$86.16	$87.07	$87.04	$87.04
Floor purchased price	$-	$57.97	$52.80	$52.01	$49.35
Floor sold price	$-	$42.97	$37.80	$37.01	$34.34

Not Subject to Hedge Accounting

Natural Gas

Three-Way Collars (thousand MMBtu/d)	20	20	390	50	-
Price per MMBtu
Ceiling sold price	$6.00	$11.25	$14.29	$12.60	$-
Floor purchased price	$4.00	$9.00	$7.50	$7.50	$-
Floor sold price	$3.04	$6.00	$5.00	$5.00	$-

Two-Way Collars (thousand MMBtu/d)	662	386	-	-	-
Price per MMBtu
Ceiling sold price	$8.38	$10.73	$-	$-	$-
Floor purchase price	$5.58	$6.27	$-	$-	$-

Fixed Price (thousand MMBtu/d)	196	265	-	-	-
Price per MMBtu	$7.54	$7.03	$-	$-	$-

Total (thousand MMBtu/d)	878	671	390	50	-

Basis Swaps (thousand MMBtu/d)	398	547	550	20	-
Price per MMBtu	$(1.28)	$(1.09)	$(1.07)	$(1.08)	$-

Crude Oil

Three-Way Collars (MBbls/d)	2	3	39	3	-
Price per barrel
Ceiling sold price	$28.65	$86.22	$100.10	$87.00	$-
Floor purchased price	$25.00	$65.00	$60.00	$60.00	$-
Floor sold price	$20.88	$50.00	$45.00	$45.00	$-

Two-Way Collars (MBbls/d)	44	19	-	-	-
Price per barrel
Ceiling sold price	$49.82	$60.40	$-	$-	$-
Floor purchased price	$36.73	$44.33	$-	$-	$-

Fixed Price (MBbls/d)	24	27	-	-	-
Price per barrel	$53.04	$51.44	$-	$-	$-

Total (MBbls/d)	70	49	39	3	-

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

Processing Activities    The Company has entered into two-way collar transactions to hedge the sales price of a portion of its anticipated natural gas liquids sales which are derived from processing agreements. As of September 30, 2006, the Company has 11,000 barrels per day subject to two-way collars that extend through December 31, 2006 with an average floor price of $26.92 and an average ceiling price of $34.50. None of these transactions qualifies for hedge accounting. All realized and unrealized gains and losses for these transactions are recorded in other sales. During both the three and nine months ended September 30, 2006, unrealized gains of $7 million were recognized in NGLs sales compared to unrealized losses of $27 million and $31 million, respectively, during the same periods of 2005. The fair value of these derivatives at September 30, 2006 was not material.

Marketing and Trading Activities     Gains and losses attributed to the Company's marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The marketing and trading gains and losses that are attributable to the Company's production are recorded to gas sales and oil and condensate sales. The marketing and trading gains and losses that are attributable to third-party production are recorded to other sales. The fair values of these derivatives as of September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
millions	2006	2005

Fair Value - Asset (Liability)
Current	$39	$1
Long-term	25	2

Total	$64	$3

Firm Transportation Keep-Whole Agreement     Effective April 1, 2006, Anadarko and Duke Energy Corporation (Duke) terminated the keep-whole agreement and Duke transferred to Anadarko a portfolio of certain gas transportation agreements that had been subject to the keep-whole agreement on several U.S. and Canadian pipelines.

       The Company recognized other income of $29 million for the quarter ended September 30, 2005 and other (expense) income of $(4) million and $18 million for the nine months ended September 30, 2006 and 2005, respectively, related to the keep-whole agreement and associated derivative instruments. Net payments to Duke for the quarter ended September 30, 2005 were $6 million and net (payments to) receipts from Duke for the nine months ended September 30, 2006 and 2005 were $7 million and $(9) million, respectively. As of December 31, 2005, other current assets included $30 million and other long-term liabilities included $22 million related to the keep-whole agreement and associated derivative instruments.

Interest Rate Swap     Anadarko is a party to two interest rate swaps whereby the Company receives a fixed interest rate and pays a floating interest rate. The first swap was entered into in March 2006 and has an initial term of 25 years and a notional amount of $600 million. This swap was qualified for fair value hedge accounting. Realized gains and losses are recorded to interest expense. The unrealized gains (losses) related to fair value changes of the interest rate swap and the hedged debt are also recorded to interest expense. The fair value of the interest rate swap ($6 million) is reflected within liabilities and the related change in fair value of the hedged debt ($7 million) is reflected in the carrying value of the associated long term debt. Any difference between the changes in the fair value of the swaps and the carrying value of hedged debt represents hedge ineffectiveness. The second swap, which was acquired with the acquisition of Kerr-McGee, expires in October 2007 and has a notional amount of $150 million. This swap did not qualify for hedge accounting treatment. Realized gains and losses are recorded to interest expense. The unrealized gain (loss) related to fair value changes of this interest rate swap are also recorded to interest expense and reflected in the associated asset or liability account and were not significant.

       In anticipation of the permanent debt financing associated with the acquisitions, Anadarko entered into swaps to fix interest rates and in doing so mitigated a portion of the risk it had to unfavorable interest rate changes prior to the issuance of debt. In June 2006, Anadarko entered into a three-month forward-looking 30-year swap agreement with a notional value of $1.5 billion and two three-month forward-looking 10-year swap agreements with a combined notional value of $1 billion whereby the Company pays a fixed interest rate and receives a floating interest rate indexed to LIBOR. In July 2006, Anadarko entered into a three-month forward-looking 30-year swap agreement with a notional value of $250 million and two three-month forward-looking 10-year swap agreements with a combined notional value of $500 million whereby the Company pays a fixed interest rate and receives a floating interest rate indexed to LIBOR. The transactions qualified for cash flow hedge accounting. Due to favorable interest rate movement during the hedge period, the Company realized a pre-tax loss of $211 million ($132 million after tax) on these swaps when they settled during September 2006 at the time of the bond issuance. The loss was recorded to accumulated other comprehensive income, and will be amortized to interest expense over the term of the hedged debt. See Note 8 for a discussion of both fixed and variable rate debt issued in September 2006.

10.  Asset Retirement Obligations

       The majority of Anadarko's asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The asset retirement obligations are recorded at fair value and accretion expense, recognized over the estimated productive life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

       The following table provides a rollforward of the asset retirement obligations for the current period. Liabilities settled include, among other things, asset retirement obligations that were assumed by the purchasers of divested properties. Revisions in estimated liabilities during the period relate primarily to revisions of estimated inflation rates and can include, among other things, property lives and the timing of settling asset retirement obligations.

millions
Carrying amount of asset retirement obligations as of January 1, 2006	$253
Liabilities assumed with acquisitions	397
Liabilities incurred	44
Liabilities settled	(17)
Accretion expense	16
Revisions in estimated liabilities	152
Impact of foreign currency exchange rate changes	1

Carrying amount of asset retirement obligations as of September 30, 2006	$846

       As of September 30, 2006, the asset retirement obligation related to discontinued operations included in the table above is $76 million.

11.  Preferred Stock

       Anadarko repurchased $43 million of preferred stock during the first nine months of 2006. For the first, second and third quarters of 2006 and 2005, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

12.  Common Stock

       In May 2006, the Company's shareholders approved a two-for-one stock split to be effected in the form of a stock dividend. The distribution date was May 26, 2006 to stockholders of record on May 12, 2006. In addition, the Company's Board of Directors approved the retirement of the Company's existing treasury stock prior to the stock split distribution date. The book value of the treasury shares was allocated to common stock, paid-in capital and retained earnings at the time of retirement. Except for the presentation of common shares authorized and issued on the consolidated balance sheet, all share and per share information has been restated to give retroactive effect to the stock split.

       The reconciliation between basic and diluted EPS, from continuing operations, is as follows:

Three Months Ended				Three Months Ended
September 30, 2006				September 30, 2005

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income from continuing
operations	$1,382			$532
Preferred stock dividends	-			2

Income from continuing operations
available to common stockholders	$1,382	460	$3.00	$530	471	$1.13

Effect of dilutive stock options and
performance-based stock awards	-	3		-	5

Diluted EPS
Income from continuing operations
available to common stockholders
plus assumed conversion	$1,382	463	$2.98	$530	476	$1.12

Nine Months Ended				Nine Months Ended
September 30, 2006				September 30, 2005

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income from continuing
operations	$2,610			$1,399
Preferred stock dividends	2			4

Income from continuing operations
available to common stockholders	$2,608	460	$5.67	$1,395	472	$2.95

Effect of dilutive stock options and
performance-based stock awards	-	4		-	5

Diluted EPS
Income from continuing operations
available to common stockholders
plus assumed conversion	$2,608	464	$5.63	$1,395	477	$2.93

       During the three and nine months ended September 30, 2006, options for 0.9 million average shares of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive.

       The Company has a stock buyback program under which shares are repurchased either in the open market or through privately negotiated transactions. During the nine months ended September 30, 2006, Anadarko purchased 2.5 million shares of common stock for $118 million under the program. During the nine months ended September 30, 2005, Anadarko purchased 9.9 million shares of common stock for $406 million.

       The covenants in the Company's credit agreement provide for a maximum capitalization ratio of 75% debt, exclusive of the effect of any noncash writedowns, until September 30, 2007. After September 30, 2007, the maximum capitalization ratio is 60% debt. Although the covenants of the agreement do not specifically restrict the payment of dividends, the Company could be limited in the amount of dividends it could pay in order to stay below the maximum capitalization ratio. Based on these covenants, retained earnings of approximately $4.5 billion were not limited as to the payment of dividends.

13.  Statements of Cash Flows Supplemental Information

       The difference between cash and cash equivalents on the consolidated balance sheet and statement of cash flows at September 30, 2006 is due to cash of $125 million related to Canadian operations which is included in Current Assets Held for Sale on the balance sheet.

       The amounts of cash paid for interest (net of amounts capitalized) and income taxes, including amounts related to discontinued operations, are as follows:

	Nine Months Ended
	September 30

millions	2006	2005

Interest	$206	$100
Income taxes	$370	$275

14.  Segment Information

       The following table illustrates information related to continuing operations for Anadarko's business segments. The segment shown as All Other and Intercompany Eliminations includes other smaller operating units, corporate activities, financing activities and intercompany eliminations. Operating income (loss), shown in the table below, agrees to the consolidated statement of income where it reconciles to income before income taxes. The goodwill recorded during 2006 is based on the preliminary purchase price allocation for the Kerr-McGee and Western acquisitions.

Oil and Gas Exploration & Production		Gathering, Processing & Marketing	Minerals	All Other and Intercompany Eliminations	Total

millions

Three Months Ended September 30:
2006

Total revenues	$3,204	$280	$14	$-	$3,498
Impairments	$13	$-	$-	$-	$13
Operating income (loss)	$2,228	$41	$13	$(126)	$2,156

2005

Total revenues	$1,494	$22	$8	$1	$1,525
Impairments	$13	$-	$-	$-	$13
Operating income (loss)	$975	$(20)	$7	$(79)	$883

Nine Months Ended September 30:
2006

Total revenues	$6,583	$372	$47	$6	$7,008

Impairments	$31	$-	$-	$-	$31
Operating income (loss)	$4,306	$23	$44	$(283)	$4,090

Net properties and equipment	$37,813	$2,879	$1,182	$431	$42,305

Goodwill	$8,053	$-	$-	$-	$8,053

2005

Total revenues	$4,149	$105	$33	$(17)	$4,270
Impairments	$13	$-	$-	$-	$13
Operating income (loss)	$2,642	$(22)	$29	$(269)	$2,380

Net properties and equipment	$12,796	$381	$1,189	$306	$14,672

Goodwill	$1,179	$-	$-	$-	$1,179

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

       During the nine months ended September 30, 2006, the Company made contributions of $59 million to its funded pension plans, $11 million to its unfunded pension plans and $6 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2006, the Company expects to contribute about $2 million to its funded pension plans, $1 million to its unfunded pension plans and $2 million to its unfunded other postretirement benefit plans.

       As a result of the Kerr-McGee acquisition, the Company also became responsible for benefits provided under retirement and other postretirement benefit plans sponsored by Kerr-McGee. Kerr-McGee sponsors noncontributory defined benefit retirement plans and contributory postretirement plans for health care and life insurance for its current and former employees in the U.S. During the remainder of 2006, the Company expects to contribute about $3 million to Kerr-McGee's unfunded other postretirement benefit plans. The following summarizes the funded status of Kerr-McGee's retirement and other postretirement plans as of September 30, 2006:

millions
	Pension Benefits	Other Benefits

Benefit obligation	$697	$140
Fair value of plan assets	586	-

Funded status	$(111)	$(140)

       The following table sets forth Anadarko's pension and other postretirement benefit costs including those associated with the Kerr-McGee plans.

	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended
	September 30		September 30

millions	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$13	$9	$4	$4
Interest cost	16	9	4	2
Expected return on plan assets	(18)	(9)	-	-
Amortization of actuarial losses and prior service cost	6	4	-	-
Plan settlement loss	8	-	-	-

Net periodic benefit cost	$25	$13	$8	$6

	Pension Benefits		Other Benefits

	Nine Months Ended		Nine Months Ended
	September 30		September 30

millions	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$33	$27	$12	$11
Interest cost	37	28	9	7
Expected return on plan assets	(42)	(27)	-	-
Amortization of actuarial losses and prior service cost	16	13	1	1
Plan settlement loss	8	-	-	-

Net periodic benefit cost	$52	$41	$22	$19

16.  Commitments

LNG Facility Related Commitments    During the third quarter of 2006, the Company terminated the precedent agreements it had entered into to secure transportation of natural gas upon completion of its Bear Head LNG facility. The Company is evaluating its options with respect to the Bear Head LNG facility, which is currently in the early stage of construction.

Leases      The Company has long-term drilling rig commitments that qualify as operating leases of $4.3 billion. The Company also has various commitments under noncancelable operating lease agreements of $1.2 billion for production platforms and equipment, building, facilities and aircraft. These operating leases expire at various dates through 2016. The majority of the operating lease agreements are expected to be renewed or replaced as they expire. The Company's balance sheet does not include assets or liabilities for the obligations related to these operating lease agreements since these agreements were structured as operating leases for accounting purposes. At September 30, 2006, future minimum lease payments under operating leases are as follows:

millions	Operating Leases

2006	$275
2007	1,355
2008	1,596
2009	990
2010	466
Later years	821

Total future minimum lease payments	$5,503

Drilling Rig Commitments      During the third quarter, the Company extended and expanded its access to offshore rigs in order to support its deepwater activity. The Company extended the terms of four deepwater rigs and entered into drilling commitments for two additional rigs. The table of future minimum lease payments above includes approximately $2.4 billion for these agreements. Lease payments for these drilling commitments, net of amounts billed to partners, will be capitalized as a component of oil and gas properties.

Spar Platform Leases      As part of the Kerr-McGee acquisition, Anadarko became responsible for operating leases related to the Nansen, Boomvang and Gunnison spar platforms in the Gulf of Mexico. The table of future minimum lease payments above includes approximately $531 million for these spar agreements. These agreements also contain residual value guarantees totaling $37 million at the end of the lease periods.

17.  Contingencies

General     Litigation charges and adjustments of $6 million and $9 million were expensed for the three and nine months ended September 30, 2006, respectively. Litigation charges of $2 million and $29 million were expensed for the three and nine months ended September 30, 2005, respectively. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries located in Texas, California and Oklahoma. Two companies Anadarko acquired in 2000 and 2002 sold the refineries prior to being acquired by Anadarko. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

Litigation      The Company is subject to various claims from its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis for royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee and 117 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company's present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright's failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. On September 14, 2005, the trial court declined an early appeal of its order denying the defendants' motion to dismiss. Meanwhile, the discovery process is ongoing and the court has set a trial date for fall 2007. Kerr-McGee has reached a settlement with the government, however, the court has permitted Mr. Wright to conduct additional discovery to test the reasonableness of the settlement. Discovery is currently underway. Management is currently unable to determine a reasonably possible range of loss, if any, related to this matter.

Deepwater Royalty Relief Act    In 1995, the United States Congress passed the Deep Water Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalty on certain federal leases located in the deep waters of the Gulf of Mexico. In January 2006, the Department of the Interior (DOI) ordered Kerr-McGee Oil and Gas Corporation (KMOG) to pay oil and gas royalties and accrued interest on certain of KMOG's deepwater Gulf of Mexico production for which KMOG believes royalties are suspended under the DWRRA. DOI issued the Order to Pay based on the assertion that DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices reach certain levels specified by DOI. KMOG believes that DOI does not have the authority to eliminate royalty relief on the subject leases and, accordingly, is contesting the Order to Pay additional royalties. In that regard, on March 17, 2006, KMOG filed a lawsuit in the U.S. District Court for the Western District of Louisiana against the DOI for injunctive and declaratory relief with respect to the DOI's claims for additional royalties. KMOG and the DOI have agreed to mediate the dispute voluntarily.

Guarantees and Indemnifications    Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly-owned subsidiary that held Kerr-McGee's chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. The Company has recognized a liability of $59 million associated with this reimbursement obligation in connection with the acquisition of Kerr-McGee.

18.  Subsequent Event

       On October 9, 2006, Anadarko, Corporación Venezolana del Petróleo, S.A. (CVP), Petroleos de Venezuela, S.A. (PDVSA) and Petrobras Energia Venezuela (Petrobras) executed contracts creating a new company in which CVP and PDVSA have a 60% interest, Petrobras has a 22% interest and Anadarko has an 18% interest. With the new interest of 18% in the new company, Anadarko has changed its accounting method for its investment in Venezuela to the equity method in the fourth quarter of 2006. As a result of the change in accounting method and a related change in impairment test used, Anadarko believes it is likely a partial impairment of its investment will be incurred in the fourth quarter of 2006. The Company is still analyzing the need for impairment and is currently unable to determine the extent of such loss.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for oil, natural gas, natural gas liquids (NGLs) and other products or services, the price of oil, natural gas, NGLs and other products or services, implementation of plans concerning the Bear Head liquefied natural gas facility, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, potential environmental obligations arising from Kerr-McGee Corporation's (Kerr-McGee) former chemical business, the securities or capital markets, the ability to successfully integrate the operations of the Company, Kerr-McGee and Western Gas Resources, Inc. (Western), our ability to repay the debt issued for the acquisition of Kerr-McGee and Western and other factors discussed in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" included in the Company's 2005 Annual Report on Form 10-K and "Risk Factors" in this Form 10-Q. Anadarko undertakes no obligation to publicly update or revise any forward looking statements.

Overview

General      Anadarko Petroleum Corporation's primary line of business is the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and NGLs. The Company's major areas of operations are located in the United States and Algeria. The Company is also active in China, Venezuela, Qatar and several other countries. The Company's focus is on adding high-margin oil and natural gas reserves at competitive costs and continuing to develop more efficient and effective ways of exploring for and producing oil and gas. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko Petroleum Corporation and its subsidiaries.

       On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee in an all-cash transaction totaling $16.5 billion plus the assumption of $2.6 billion debt. On August 23, 2006, Anadarko completed the acquisition of Western in an all-cash transaction totaling $4.8 billion plus the assumption of $625 million debt. Anadarko financed the acquisitions under a $22.5 billion 364-day committed acquisition facility. In November 2006, the Company sold its wholly owned Canadian oil and gas subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion. Unless noted otherwise, the following information relates to continuing operations and excludes the discontinued Canadian operations, which are classified as held for sale. See Acquisitions and Divestitures and Discontinued Operations for additional information.

Results of Continuing Operations - Three and Nine Months Ended September 30, 2006

Selected Data

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2006	2005	2006	2005

Financial Results
Revenues	$3,498	$1,525	$7,008	$4,270
Costs and expenses	1,342	642	2,918	1,890
Interest expense and other (income) expense	195	15	292	125
Income tax expense	579	336	1,188	856
Net income from continuing operations	$1,382	$532	$2,610	$1,399
Earnings per share from continuing operations - diluted	$2.98	$1.12	$5.63	$2.93
Average number of common shares outstanding - diluted	463	476	464	477

Operating Results
Sales volumes (MMBOE)	49	34	117	104

Capital Resources and Liquidity
Cash flow from operating activities			$3,420	$2,462
Capital expenditures			$2,867	$2,037

MMBOE - million barrels of oil equivalent

       In May 2006, the Company's shareholders approved a two-for-one stock split to be effected in the form of a stock dividend. The distribution date was May 26, 2006 to stockholders of record on May 12, 2006. All prior period share and per share information presented on the following pages has been restated to reflect the stock split.

       Anadarko's financial and operating results for the three and nine months ended September 30, 2006 include the operating results of Kerr-McGee and Western since the date of their acquisition.

Financial Results - Continuing Operations

Net Income    In the third quarter of 2006, Anadarko's net income from continuing operations was $1.4 billion or $2.98 per share (diluted). This compares to net income from continuing operations of $532 million or $1.12 per share (diluted) for the third quarter of 2005. For the nine months ended September 30, 2006, Anadarko's net income from continuing operations was $2.6 billion or $5.63 per share (diluted). This compares to net income from continuing operations of $1.4 billion or $2.93 per share (diluted) for the same period in 2005.

       The increase in net income in both periods was primarily due to higher net realized commodity prices and higher sales volumes, partially offset by higher operating costs and expenses and higher interest expense. The higher sales volumes, operating expenses and interest expense was due primarily to the impact of operations assumed and debt incurred with third quarter 2006 acquisitions. The Company's revenues for the three and nine months ended September 30, 2006, include $873 million and $883 million, respectively, related to the recognition of net unrealized gains on derivatives used to manage price risk on natural gas, oil and NGLs sales. The majority of these derivatives were assumed with the Kerr-McGee acquisition.

Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2006	2005	2006	2005

Gas sales	$1,546	$701	$2,917	$1,961
Oil and condensate sales	1,496	714	3,304	1,955
Natural gas liquids sales	184	115	429	321
Other sales	272	(5)	358	33

Total	$3,498	$1,525	$7,008	$4,270

       Anadarko's total revenues for the third quarter of 2006 increased 129% compared to the same period of 2005 due to higher realized oil and NGLs prices and increased sales volumes, partially offset by lower natural gas prices. Total revenues for the nine months ended September 30, 2006 increased 64% compared to the same periods of 2005, primarily due to higher realized oil and NGLs prices and higher sales volumes. The higher sales volumes were due primarily to volumes associated with the third quarter 2006 acquisitions.

       The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil and condensate and NGLs. This activity is referred to as price risk management. The impact of price risk management related to continuing operations increased total revenues $911 million (including $873 million unrealized gains) during the third quarter of 2006 compared to a decrease of $186 million (including $99 million unrealized losses) in the same period of 2005. The impact of price risk management activities related to continuing operations increased total revenues $912 million (including $883 million unrealized gains) for the first nine months of 2006, compared to a decrease of $257 million (including $112 million unrealized losses) in the same period of 2005.

Analysis of Sales Volumes

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

Barrels of Oil Equivalent (MMBOE)
United States	41	26	94	80
Algeria	6	6	18	18
Other International	2	2	5	6

Total	49	34	117	104

Barrels of Oil Equivalent per Day (MBOE/d)
United States	453	284	347	293
Algeria	60	65	64	66
Other International	17	21	18	21

Total	530	370	429	380

MBOE/d - thousand barrels of oil equivalent per day

       Anadarko's daily sales volumes increased 43% for the third quarter of 2006 compared to the third quarter of 2005 primarily due to higher sales volumes associated with the third quarter 2006 acquisitions and additional wells being tied in and put into production at pre-acquisition (legacy) properties in the Gulf of Mexico, partially offset by lower oil sales volumes in Venezuela as a result of contract changes. For the nine months ended September 30, 2006, Anadarko's daily sales volumes increased 13% compared to the same period of 2005 primarily due to higher sales volumes associated with the third quarter 2006 acquisitions and higher oil sales volumes from the Gulf of Mexico, partially offset by lower onshore legacy United States gas volumes as a result of an increased focus on exploration drilling and lower oil sales volumes in Venezuela.

Natural Gas Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

United States (Bcf)	156	101	353	311
MMcf/d	1,693	1,098	1,294	1,142
Price per Mcf	$6.03	$7.58	$6.48	$6.52
Gains (losses) on derivatives	$3.90	$(0.64)	$1.78	$(0.23)

Total price per Mcf	$9.93	$6.94	$8.26	$6.29

Bcf - billion cubic feet
MMcf/d - million cubic feet per day

       The Company's daily natural gas sales volumes for the third quarter of 2006 were up 54% compared to the third quarter of 2005. For the first nine months of 2006, the Company's daily natural gas sales volumes were up 13% compared to the same period of 2005. The increases were primarily due to higher sales volumes associated with the third quarter 2006 acquisitions, partially offset by natural declines from and a partial shift in focus toward exploration drilling versus the development of existing fields, primarily in east Texas and north Louisiana. Production of natural gas is generally not directly affected by seasonal swings in demand.

       Excluding the impact of both realized and unrealized gains and losses on derivatives, Anadarko's average natural gas price, for the three and nine months ended September 30, 2006 decreased 20% and 1%, respectively, compared to the same periods of 2005. As of September 30, 2006, the Company has utilized price risk management on 20% of its anticipated natural gas wellhead sales volumes for 2006. See Marketing Strategies under Item 2 and Energy Price Risk under Item 3 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

United States (MMBbls)	11	6	25	18
MBbls/d	126	68	93	67
Price per barrel	$64.57	$58.87	$62.69	$50.37
Gains (losses) on derivatives	$25.69	$(15.44)	$10.79	$(8.43)

Total price per barrel	$90.26	$43.43	$73.48	$41.94

Algeria (MMBbls)	6	6	18	18
MBbls/d	60	65	64	66
Price per barrel	$68.09	$61.18	$67.43	$53.58

Other International (MMBbls)	2	2	5	6
MBbls/d	17	21	18	21
Price per barrel	$52.69	$42.31	$51.27	$37.70

Total (MMBbls)	19	14	48	42
MBbls/d	203	154	175	154
Price per barrel	$64.60	$57.58	$63.26	$50.00
Gains (losses) on derivatives	$15.81	$(6.70)	$5.72	$(3.64)

Total price per barrel	$80.41	$50.88	$68.98	$46.36

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the three and nine months ended September 30, 2006 were up 32% and 14%, respectively, compared to the same periods of 2005. The increases in 2006 were primarily due to higher sales volumes associated with the third quarter 2006 acquisitions and additional wells being tied in and put into production at the Company's legacy properties in the Gulf of Mexico, partially offset by a decrease in sales volumes from Venezuela due to recent contract changes. Production of oil usually is not affected by seasonal swings in demand.

       Excluding the impact of both realized and unrealized gains and losses on derivatives, Anadarko's average crude oil price for the three and nine months ended September 30, 2006 increased 12% and 27%, respectively, compared to the same periods of 2005. As of September 30, 2006, the Company has utilized price risk management on 14% of its anticipated oil and condensate sales volumes for 2006. See Energy Price Risk under Item 3 of this Form 10-Q.

Natural Gas Liquids Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

Total (MMBbls)	4	3	10	10
MBbls/d	45	33	38	36
Price per barrel	$44.23	$37.87	$41.28	$33.17

       The Company's daily NGLs sales volumes for the three and nine months ended September 30, 2006, increased 36% and 6%, respectively, compared to the same periods of 2005. For the three and nine months ended September 30, 2006, the average NGLs price increased 17% and 24%, respectively, compared to the same periods of 2005. NGLs production is dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs.

Costs and Expenses

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2006	2005	2006	2005

Direct operating	$252	$104	$536	$317
Transportation and cost of product	245	69	428	197
General and administrative	159	87	387	275
Depreciation, depletion and amortization	546	272	1,201	820
Other taxes	127	97	335	268
Impairments	13	13	31	13

Total	$1,342	$642	$2,918	$1,890

       During the third quarter of 2006, Anadarko's costs and expenses increased 109% compared to the third quarter of 2005 due to the following factors:

-

Direct operating expense increased 142% due to $116 million in operating expenses on properties acquired with the 2006 acquisitions, as well as higher costs associated with increased industry demand for services and materials. Direct operating expense included $212 million related to oil and gas operations and $40 million related to gathering and processing operations.

-

Transportation and cost of product expense increased 255% primarily due to an increase of $148 million associated with operations obtained with the third quarter 2006 acquisitions. Cost of product, primarily associated with gathering and processing operations acquired, increased $121 million. Transportation expenses increased $57 million primarily due to higher volumes transported as a result of the third quarter 2006 acquisitions and the Company transporting a higher percentage of its legacy natural gas volumes in order to reach higher priced markets.

-

General and administrative (G&A) expense increased 83% primarily due to an increase of $65 million in compensation and benefits expenses attributed to the increase in the number of employees as a result of the third quarter 2006 acquisitions and the rising cost of attracting and retaining a highly qualified workforce. Legal and consulting expenses increased $12 million primarily due to increased activities associated with the companies acquired in the third quarter of 2006.

-

Depreciation, depletion and amortization (DD&A) expense increased 101%. DD&A expense associated with oil and gas properties increased $142 million due to higher costs associated with acquiring, finding and developing oil and gas reserves and $110 million due to higher volumes associated with the third quarter 2006 acquisitions. Depreciation of other properties and equipment increased $20 million due to gathering, processing and general properties obtained with the acquisitions. The total impact of the third quarter 2006 acquisitions on DD&A expense was an increase of $243 million.

-	Other taxes increased 31% primarily due to higher production volumes.
-	Impairments in the third quarter of 2006 were related to other international oil and gas activities.

       For the nine months ended September 30, 2006, Anadarko's costs and expenses increased 54% compared to the same period of 2005 due to the following factors:

-

Direct operating expense increased 69% due to $116 million in operating expenses for properties acquired with the 2006 acquisitions, an increase in workover, maintenance and repair activity in the United States, an increase in processing and marketing fees in the Gulf of Mexico associated with higher volumes and rising utility and fuel expenses as a result of higher energy costs and industry demand. Direct operating expense in 2006 included $475 million related to oil and gas operations and $61 million related to gathering and processing operations.

-

Transportation and cost of product expense increased 117% primarily due to an increase of $148 million associated with operations obtained with the third quarter 2006 acquisitions. Cost of product, primarily associated with gathering and processing operations acquired, increased $139 million. Transportation expenses increased $93 million primarily due to higher volumes transported as a result of the third quarter 2006 acquisitions and the Company transporting a higher percentage of its legacy natural gas volumes.

-

G&A expense increased 41% primarily due to an increase of $96 million in compensation and benefits expenses attributed to the increase in the number of employees as a result of the third quarter 2006 acquisitions and the rising cost of attracting and retaining a highly qualified workforce. Legal and consulting expenses increased $13 million primarily due to increased activities associated with the companies acquired in the third quarter of 2006.

-

DD&A expense increased 46%. DD&A expense associated with oil and gas properties increased $253 million due to higher costs associated with acquiring, finding and developing oil and gas reserves and $100 million due to higher volumes associated with the acquisitions. Depreciation of other property and equipment increased $20 million due to gathering, processing and general properties obtained with the third quarter 2006 acquisitions. The total impact of the third quarter 2006 acquisitions on DD&A expense was an increase of $243 million.

-	Other taxes increased 25% primarily due to higher production volumes and higher net realized commodity prices.
-	Impairments in the first nine months of 2006 were related to other international oil and gas activities.

Interest Expense and Other (Income) Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2006	2005	2006	2005

Interest Expense
Gross interest expense	$228	$66	$360	$201
Capitalized interest	(19)	(15)	(47)	(45)

Net interest expense	209	51	313	156

Other (Income) Expense
Interest Income	(17)	(7)	(28)	(11)
Firm transportation keep-whole contract valuation	-	(29)	4	(18)
Foreign currency transaction (gains) losses	1	(1)	-	(3)
Other	2	1	3	1

Total other (income) expense	(14)	(36)	(21)	(31)

Total	$195	$15	$292	$125

Interest Expense    Anadarko's gross interest expense for the three and nine months ended September 30, 2006 increased 245% and 79% respectively, compared to the same periods of 2005. These increases were primarily due to an increase in debt associated with the acquisitions of Kerr-McGee and Western.

      For additional information see Acquisitions and Divestitures and Debt below and Interest Rate Risk under Item 3 of this Form 10-Q.

Income Tax Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except percentages	2006	2005	2006	2005

Income tax expense	$579	$336	$1,188	$856
Effective tax rate	30%	39%	31%	38%

       For the three and nine months ended September 30, 2006, income tax expense related to continuing operations increased 72% and 39%, respectively, compared to the same periods of 2005 primarily due to fluctuations in income before income taxes, partially offset by a decrease in state income taxes due to enacted Texas legislation and excess U.S. foreign tax credits. See Other Developments. Variances from the 35% statutory rate are caused by income taxes related to foreign activities, state income taxes including a reduction in the second quarter 2006 resulting from enacted Texas legislation, excess U.S. foreign tax credits and other items.

Operating Results

Acquisitions and Divestitures   In August 2006, Anadarko acquired Kerr-McGee and Western in separate all-cash transactions. Anadarko initially financed the acquisitions through a $22.5 billion 364-day committed acquisition facility with plans to repay it with proceeds from asset sales, free cash flow from operations and the issuance of equity, debt and bank financing during the term of the facility. Anadarko intends to reduce leverage significantly in 2007 through a combination of continued asset sales, retained earnings buildup, excess cash flow beyond capital expenditures and potential equity infusions. As of September 30, 2006, the Company has refinanced approximately $6 billion of the acquisition facility with new long-term issuances and divestiture proceeds.

Summary of the Kerr-McGee Transaction    On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee for $16.5 billion, or $70.50 per share, plus the assumption of $2.6 billion of debt. Kerr-McGee's year-end 2005 proved reserves, excluding Gulf of Mexico shelf divestitures, totaled 898 MMBOE, of which approximately 62% was natural gas. Proved undeveloped reserves represented 30% of the total.

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

Summary of the Western Transaction    On August 23, 2006, Anadarko completed the acquisition of Western for $4.8 billion, or $61.00 per share, plus the assumption of $625 million of debt. Western's year-end 2005 proved reserves totaled 153 MMBOE, with proved undeveloped reserves representing 57% of the total. Essentially all of the reserves are natural gas.

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

Divestitures    In November 2006, Anadarko sold its wholly owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion. The sale is part of a portfolio refocusing effort stemming from the acquisitions of Kerr-McGee and Western. Proceeds from the divestiture will be used to retire debt. See Discontinued Operations.

       On the acquisition date, Kerr-McGee's other assets included approximately $1 billion of assets held for sale. The sale of these assets closed in August 2006 and the proceeds were used to pay down debt incurred to fund the acquisitions.

       In November 2006, Anadarko signed an agreement to sell interests in and around two deepwater Gulf of Mexico discoveries and one prospect for $901 million. The agreement relates to the Company's holdings in the Knotty Head (25% working interest) and Big Foot (15% working interest) oil discoveries, as well as the Big Foot North (15% working interest) prospect. The transaction is expected to close in the first quarter of 2007. Anadarko plans to use net proceeds from the sale to further reduce debt under the acquisition facility.

       In July 2006, the Company announced that it had signed an agreement to sell Bear Head LNG Corporation, a wholly owned subsidiary, for $125 million. In September 2006, the deadline to consummate the sale expired. The Company is considering its strategic options with respect to the Bear Head LNG project.

Exploration and Development Activities     Anadarko participated in a total of 494 wells, including 347 gas wells, 143 oil wells and 4 dry holes during the third quarter of 2006. This compares to a total of 207 wells, including 166 gas wells, 40 oil wells and 1 dry hole during the third quarter of 2005.

       For the first nine months of 2006, Anadarko participated in a total of 833 wells, including 603 gas wells, 221 oil wells and 9 dry holes. This compares to a total of 559 wells, including 438 gas wells, 116 oil wells and 5 dry holes during the first nine months of 2005.

Marketing Strategies

       The Company's marketing department manages sales of its natural gas, crude oil and NGLs. In marketing its production, the Company attempts to maximize realized prices while managing credit exposure. The Company's sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale. The Company owns a significant amount of natural gas firm transportation capacity which is used to ensure access to downstream markets and provides the opportunity to capture incremental value when pricing differentials between physical locations occur.

       In an effort to protect the Company from commodity price risk stemming from the acquisitions of Kerr-McGee and Western, over 60% of the acquired companies' anticipated production in 2007 and 2008 has been hedged. This hedging program employs the use of three-way collars, along with certain other derivatives, intended to help ensure a return on investment while maintaining upside potential that could result from higher commodity prices.

       The Company also purchases natural gas, crude oil and NGLs volumes for resale primarily from partners and producers near Anadarko's production. These purchases allow the Company to aggregate larger volumes, fully utilize transportation capacity, attract larger, more creditworthy customers and facilitate its efforts to maximize prices received for the Company's production. The Company stores some of its purchased natural gas in leased storage facilities with the intent of selling the gas at a higher price in the future. Normally, the Company has forward contracts in place (physical delivery or financial derivative instruments) to sell the stored gas at a fixed price.

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

Capital Resources and Liquidity

Overview     Anadarko's primary source of cash during the first nine months of 2006 was the issuance of debt and cash flow from operating and investing activities. The Company used cash primarily to fund the acquisitions of Kerr-McGee and Western, to fund Anadarko's capital spending program, repurchase Anadarko common stock, pay dividends and retire debt as well as preferred stock. The Company funded its capital investment programs during the first nine months of 2006 primarily through cash flow from operating activities.

Debt     In August 2006, the Company financed $22.5 billion under a 364-day acquisition facility in order to fund the Kerr-McGee and Western acquisitions and repay a portion of the debt acquired with the acquisitions. The variable-rate facility is based on London Interbank Offered Rate (LIBOR) and had a weighted-average interest rate of approximately 5.86% at September 30, 2006. An aggregate principal amount of $2.1 billion of debt assumed in the Kerr-McGee acquisition remains outstanding as of September 30, 2006. On October 4, 2006, Anadarko provided a parental guarantee on this debt assumed.

       In September 2006, the Company issued $5.5 billion senior notes including floating rate notes due 2009, 5.95% notes due 2016, and 6.45% notes due 2036. The net proceeds were used to repay a portion of the $22.5 billion acquisition facility. The floating rate notes due 2009 had a weighted-average interest rate of approximately 5.79% at September 30, 2006.

       In October 2006, the Company received $500 million from a private offering of 5.24% senior notes. The net proceeds from the private offering were used to repay a portion of the $22.5 billion acquisition facility.

       During 2006, the Company redeemed for cash an aggregate principal amount of $72 million of debt that was outstanding as of December 31, 2005. Of this amount $30 million was related to continuing operations.

Cash Flow from Operating Activities     Anadarko's cash flow from continuing operating activities during the nine months ended September 30, 2006 was $3.4 billion compared to $2.5 billion for the same period of 2005. The increase in cash flow was attributed to the impact of the acquisitions and higher commodity prices, partially offset by higher costs and expenses and slightly lower legacy sales volumes.

       Excluding the impact of acquisitions and divestitures, fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities. Anadarko holds derivative instruments to help manage commodity price risk. Sales volume changes can also impact cash flow in the short-term, but have not been as volatile as commodity prices in prior years. Anadarko's long-term cash flow from operating activities is dependent on commodity prices, reserve replacement, the level of costs and expenses required for continuing operations and the level of acquisition and divestiture activity.

Capital Expenditures     The following table shows the Company's capital expenditures relating to continuing operations, by category.

	Nine Months Ended
	September 30

millions	2006	2005

Development	$1,877	$1,309
Exploration	385	394
Property acquisition
Development - proved	4	31
Exploration - unproved	241	96
Capitalized interest and internal costs related to exploration
and development activities	162	137

Total oil and gas	2,669	1,967
Gathering and other	198	70

Total*	$2,867	$2,037

* Includes actual asset retirement expenditures of $12 million and $13 million, respectively.

       During the nine months ended September 30, 2006, Anadarko's capital spending increased 41% compared to the same period of 2005, primarily due to an increase in exploration lease acquisitions, offshore drilling completions, development of the coalbed methane infrastructure, rising service and material costs and capital expenditures of the acquired companies. The variances in the mix of oil and gas spending reflect the Company's available opportunities based on the near-term ranking of projects by net asset value potential.

Common Stock Repurchase Plan    A $1 billion stock buyback program was authorized in November 2005. Shares may be repurchased either in the open market or through privately negotiated transactions. During the first nine months of 2006, Anadarko purchased 2.5 million shares of common stock for $118 million under the program. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. At September 30, 2006, $636 million remained available for stock repurchases under the program.

Dividends    In the first nine months of 2006 and 2005, Anadarko paid $125 million and $128 million, respectively, in dividends to its common stockholders (nine cents per share in the first, second and third quarters of both 2006 and 2005). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. During the nine months ended September 30, 2006 and 2005, Anadarko also paid $2 million and $4 million, respectively, in preferred stock dividends.

       The covenants in the Company's credit agreement provide for a maximum capitalization ratio of 75% debt, exclusive of the effect of any noncash writedowns, until September 30, 2007. After September 30, 2007, the maximum capitalization ratio is 60% debt. As of September 30, 2006, Anadarko's capitalization ratio was 67%.

       The Company amended the credit agreement prior to closing the acquisitions to allow for a higher maximum capitalization ratio covenant to allow the Company to pay dividends consistent with past practices. Although the covenants of the agreement do not specifically restrict the payment of dividends, the Company could be limited in the amount of dividends it could pay in order to stay below the maximum capitalization ratio. Based on these covenants, retained earnings of approximately $4.5 billion were not limited as to the payment of dividends.

Preferred Stock    Anadarko repurchased $43 million of preferred stock during the first nine months of 2006.

Outlook    Anadarko completed the acquisitions of Kerr-McGee and Western in August 2006 in two separate all-cash transactions. These transactions required $22.5 billion of capital which was funded through a 364-day acquisition facility, which matures in August 2007. The Company announced its intention to repay the borrowings under the acquisition facility with proceeds from asset sales, free cash flow from operations and the potential issuances of equity, debt and bank financing. Anadarko intends to reduce leverage significantly during 2007.

       In September 2006, the Company repaid approximately $1 billion of borrowings with the proceeds received from the sale of the former Kerr-McGee Gulf of Mexico shelf properties. In addition, the Company issued $5.5 billion of senior notes in the public market in September 2006 and received $500 million from a private offering of senior notes in October 2006, with proceeds from both debt issuances applied to the repayment of the acquisition facility. As of November 2, 2006, Anadarko had an aggregate principal amount of approximately $15 billion outstanding under the acquisition facility, which matures in August 2007. Subsequently, the Company closed the sale of its wholly owned subsidiary, Anadarko Canada Corporation for approximately $4.3 billion. Anadarko expects to further reduce the borrowings under the facility by approximately $4 billion with after-tax proceeds from this sale.

       A variety of additional assets are being considered for divestiture, with the Company's objective to reduce leverage substantially while optimizing its post-divestiture growth profile and reducing the capital intensity of the asset base. The Company intends to announce most of the selected asset divestitures by year-end 2006, and expects to close these transactions by the middle of 2007. The proceeds of these transactions will be applied to reduce indebtedness under the acquisition facility.

       The Company's capital discipline strategy is to set capital activity at levels that are self-funding. When commodity prices exceed targeted levels, as is currently the case, costs tend to increase as well. The Company currently expects 2006 capital spending to be approximately $5.1 billion, not including the capital used to close the aforementioned acquisitions. Anadarko believes that its expected level of cash flow, and continued adherence to its capital discipline strategy, will be more than sufficient to fund the Company's projected operational program for the balance of 2006 and throughout 2007.

Discontinued Operations

       In June 2006, the Company announced a plan to sell its Canadian oil and gas operations. In November 2006, Anadarko sold its wholly owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion. Accordingly, the Canadian oil and gas operations have been classified as discontinued operations in the consolidated statements of income and cash flows and the associated assets and liabilities have been classified as held for sale in the consolidated balance sheets. As of September 30, 2006, operations in Canada represented approximately 6% of Anadarko's total assets and 9% of third quarter 2006 sales volumes. The following table summarizes selected data pertaining to discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2006	2005	2006	2005

Revenues	$192	$211	$656	$585
Costs and expenses	56	111	310	321
Interest expense and other (income) expense	34	(3)	24	(8)
Income tax expense (benefit)	23	37	(5)	75
Income from discontinued operations, net of tax	$79	$66	$327	$197
Earnings per share from discontinued operations - diluted	$0.17	$0.14	$0.70	$0.41

Sales volumes (MMBOE)	5	5	15	15

Cash flow from operating activities			$447	$413
Capital expenditures			$520	$370

       Income from discontinued operations for the nine months ended September 30, 2006 increased 66% compared to the same period of 2005 primarily due to a decrease in Canadian tax rates and higher oil prices. Income tax expense for the nine months ended September 30, 2006 includes a $79 million decrease related to Canadian tax rate changes.

       Under the Company's $22.5 billion, 364-day term loan agreement, the Company is required to use net cash proceeds from significant dispositions to repay debt. Because the Canadian assets are subject to this requirement, approximately $37 million of interest expense related to debt that is expected to be repaid upon the sale of the Canadian operations is included in results of discontinued operations for the three and nine months ended September 30, 2006.

Obligations and Commitments

        Following is a summary of the Company's future payments on obligations as of September 30, 2006:

	Obligations by Period

		2-3	4-5	Later
millions	1 Year	Years	Years	Years	Total

Total debt	$16,521	$689	$2,052	$8,549	$27,811
Operating leases
Drilling rig commitments	229	2,576	1,243	290	4,338
Other	46	375	213	531	1,165
Marketing activities	42	336	239	564	1,181
Oil and gas activities	42	528	109	73	752

       The above table excludes obligations of $136 million related to discontinued operations.

Operating Leases     The future minimum lease payments for the Company's operating leases were $5.5 billion at September 30, 2006 compared to $2.3 billion at December 31, 2005. The increase is primarily due to new drilling rig commitments that qualify as operating leases and leases obtained as part of the Kerr-McGee and Western acquisitions.

Long-term Drilling Rig Commitments     During the third quarter, the Company extended and expanded its access to offshore rigs in order to support its deepwater activity. The Company extended the terms of four deepwater rigs and added two incremental rigs. These rigs are being accounted for as operating leases. The table includes $2.4 billion related to these agreements.

Marketing Activities     Effective April 1, 2006, Anadarko and Duke Energy Corporation (Duke) terminated the keep-whole agreement and Duke transferred to Anadarko a portfolio of certain gas transportation agreements that had been subject to the keep-whole agreement on several U.S. and Canadian pipelines. The gas transportation agreements extend through 2009 and represent an aggregate commitment of approximately $55 million.

Transportation Commitments     Transportation contract commitments for Kerr-McGee and Western as of September 30, 2006 were approximately $750 million. These commitments, and all other material commitments for Kerr-McGee and Western, have been included in the obligations table above.

LNG Facility - Natural Gas Delivery Commitments    During the third quarter of 2006, the Company terminated the precedent agreements it had entered to secure transportation of natural gas upon completion of its Bear Head LNG facility. The Company is considering its strategic options with respect to the Bear Head LNG facility, which is currently in the early stage of construction.

Marketing and Trading Contracts     The following tables provide additional information as of September 30, 2006 regarding the Company's marketing and trading portfolio of physical delivery and financially settled derivative instruments and the firm transportation keep-whole agreement and related financial derivative instruments.

		Firm Transportation Keep-Whole
	Marketing
millions	and Trading		Total

Fair value of contracts outstanding as of
December 31, 2005 - assets	$3	$8	$11
Contracts realized or otherwise settled during 2006	3	(9)	(6)
Fair value of new contracts when entered into during 2006	1	-	1
Other changes in fair value	57	1	58

Fair value of contracts outstanding as of
September 30, 2006 - assets	$64	$-	$64

	Fair Value of Contracts as of September 30, 2006

Assets (Liabilities) millions	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in excess of 5 Years	Total

Marketing and Trading
Prices actively quoted	$39	$25	$-	$-	$64

Recent Accounting Developments

       In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements. It does not require new fair value measurements. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on its results of operations or its financial position, but it has not yet fully completed its analysis. SFAS No. 157 is effective for Anadarko in the first quarter of 2008.

       The FASB also issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)," in September 2006. SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet and recognize as a component of other comprehensive income the actuarial gains and losses and prior service costs and credits that arise during the period. SFAS No. 158 is effective for Anadarko in the fourth quarter of 2006 and the Company expects to recognize a liability for unamortized actuarial losses and prior service costs of approximately $270 million before income taxes in accumulated other comprehensive income.

       FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," was issued in 2006 and will be effective January 1, 2007. FIN 48 defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. The Company cannot reasonably determine the impact of FIN 48 on its financial statements at this time.

       The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," in September 2006. SAB 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB 108 requires each of the Company's financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 will apply to the Company's financial position and results of operations for the fiscal year ended December 31, 2006 and is not expected to have a material impact.

Other Developments

Venezuela     Anadarko's operations in Venezuela have been governed by an Operating Service Agreement (OSA) that was entered into in November 1993 with an affiliate of Petroleos de Venezuela, S.A. (PDVSA), the national oil company of Venezuela. Anadarko and its partner in the OSA, Petrobras Energia Venezuela (Petrobras), have conducted their OSA operations via a Venezuelan joint venture in which Petrobras acts as operator. In 2005, the Venezuelan Ministry of Energy and Petroleum announced that all OSAs concluded by PDVSA between 1992 and 1997 were subject to renegotiation. On March 31, 2006, Anadarko executed a Memorandum of Understanding (MOU) with Corporación Venezolana del Petróleo, S.A. (CVP), an affiliate of PDVSA, PDVSA and Petrobras, under which the parties agreed to convert the OSA to a new company in which CVP and PDVSA will have a 60% interest, Petrobras will have a 22% interest, and Anadarko will have an 18% interest. The final contracts covered by the MOU have been approved by Venezuela's National Assembly. In October 2006, Anadarko, CVP and Petrobras executed the relevant contracts creating the aforementioned interests in the new company while terminating the OSA.

       During the first nine months of 2006, Anadarko paid approximately $7 million of Venezuela tax related to an assessment by SENIAT, the Venezuela national tax authority, which included an increase in corporate income tax rates (67.7% for 2001 and 50% for 2002-2004) and approximately $4 million of interest and penalties related to SENIAT's tax assessment.

       With the termination of the OSA and the new interest of 18% in the new company, Anadarko will change its accounting method for this interest to the equity method in the fourth quarter 2006. As a result of the change in accounting method and a related change in impairment test used, Anadarko believes it is likely a partial impairment of its investment will be incurred in the fourth quarter of 2006. The Company is still analyzing the need for impairment and is currently unable to determine the extent of such loss.

       With respect to these assets, Anadarko is currently analyzing its options, including a possible sale. For the nine months ended September 30, 2006, approximately 1% of Anadarko's income from continuing operations before income taxes and less than 1% of Anadarko's total assets were associated with operations located in Venezuela.

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

       The Algerian parliament has recently endorsed a new energy law which reinstates Sonatrach's key role in the upstream oil and gas industry and contemplates the imposition of a windfall profits tax on foreign energy companies. The proposed excess profits tax ranges from 5% to 50% on excess profits whenever Brent crude averages over U.S. $30.00 per barrel. The implementing regulations with regard to the new legislation have yet to be issued. The enactment of the implementing regulations is not expected until early in 2007. Accordingly, at this time, Anadarko is unable to reasonably ascertain what the economic impact of the windfall profits tax may be on the Agreement for Exploration and Exploitation of Liquid Hydrocarbons that Anadarko Algeria Corporation entered into with Sonatrach.

State Income Taxes     Texas House Bill 3, signed into law in May 2006, eliminates the taxable capital and earned surplus components of the existing franchise tax and replaces these components with a taxable margin tax calculated on a combined basis. There will be no impact on Anadarko's 2006 Texas current state income taxes as the new tax is effective for reports due on or after January 1, 2008 (based on business activity during 2007). Anadarko is required to include the impact of the law change on its deferred state income taxes in income for the period which includes the date of enactment. The adjustment, a reduction in Anadarko's deferred state income taxes in the amount of approximately $70 million, net of federal benefit, was included in the second quarter 2006 tax provision.

       In addition, see Risk Factors under Part II, Item 1a of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company's primary market risks are fluctuations in energy prices and interest rates. These fluctuations can affect revenues and the cost of operating, investing and financing activities. The Company's risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. For information regarding the Company's accounting policies related to derivatives and additional information related to the Company's derivative instruments, see Note 1 - Summary of Significant Accounting Policies, Note 8 - Debt and Note 9 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

       The following activities and balances include amounts associated with discontinued operations.

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

Derivative Instruments Held for Non-Trading Purposes    The Company had derivative instruments in place to reduce the price risk associated with future equity production of 531 Bcf of natural gas and 93 MMBbls of crude oil as of September 30, 2006 (excluding physical delivery fixed price contracts not accounted for as derivative instruments). As of September 30, 2006, the Company had a net unrealized loss of $245 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of approximately $539 million. However, this loss would be substantially offset by an increase in the value of that portion of the Company's equity production.

Derivative Instruments Held for Trading Purposes     As of September 30, 2006, the Company had a net unrealized gain of $64 million (gains of $157 million and losses of $93 million) on derivative instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on these derivative instruments would be $17 million.

       For additional information regarding the Company's marketing and trading portfolio, see Marketing Strategies under Item 2 of this Form 10-Q.

Interest Rate Risk    As of September 30, 2006, Anadarko had outstanding $18.5 billion of variable-rate debt and $9.3 billion of fixed-rate debt. Excluding the impact of interest rate swaps in place, an increase in interest rates of 0.125% would increase gross interest expense approximately $6 million per quarter. Anadarko is party to two interest rate swap agreements whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to LIBOR. One swap, which was entered into during March 2006, has an initial term of 25 years and a notional amount of $600 million. The other swap expires in 2007 and has a notional amount of $150 million. These agreements were entered into to better balance the fixed-rate to floating-rate percentage of debt obligations. As of September 30, 2006, the Company had a net unrealized loss of $10 million on the fair value of these agreements. A 10% increase in interest rates that were in effect on September 30, 2006, would result in an additional unrealized loss of approximately $41 million on these swaps.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

       In July 2006, the Company implemented a global Enterprise Resource Planning (ERP) system. Implementing an ERP system on a global basis involves significant changes in business processes that management believes will provide several benefits including more standardized and efficient processes throughout the Company. As a result of this implementation, several internal controls over financial reporting have been automated, modified or implemented to address the new environment associated with the implementation of this type of system. While the Company believes that this new system will strengthen the internal control system, there are inherent risks in implementing any new system and Anadarko will continue to test these control changes in order to provide certification as of year-end on the effectiveness, in all material respects, of the Company's internal controls over financial reporting.

       In August 2006, the Company completed the acquisitions of Kerr-McGee and Western. Anadarko has begun the process of integrating Kerr-McGee and Western into its ERP system and expects this process to be complete by early 2007. Management will continue to integrate the acquired companies' historical internal controls over financial reporting with the Company's internal controls over financial reporting. This integration may lead to changes in the Company's, or the acquired companies', historical internal controls over financial reporting in future fiscal periods. Management expects the integration process to be completed during 2007.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters    In June 2005 and November 2005, Kerr-McGee Oil and Gas Onshore LP received Notices of Violation from the Colorado Department of Public Health and Environment alleging that allowable air emissions under the Clean Air Act were exceeded with respect to certain production operations in Colorado. Kerr-McGee Oil and Gas Onshore LP also received a letter from the Department of Justice in November 2005 alleging violations of certain air quality and permitting regulations at the Cottonwood and Ouray compressor stations in Uintah County, Utah, which were operated by Westport Oil and Gas Company L.P. prior to Westport's merger with Kerr-McGee. The Department of Justice later alleged that certain air quality regulations were also violated at the Bridge compressor station in Uintah County. The Company has reached a tentative settlement with the state and federal agencies to resolve all of the air issues by agreeing to pay a monetary penalty of $200,000 and by performing a Supplemental Environmental Project valued at $100,000. The settlement will also require the Company to perform certain air emission control measures requiring capital expenditures of approximately $15 million pursuant to a time schedule that is being negotiated.

Item 1a.  Risk Factors

       The following risk factors update the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

       We may not be able to successfully integrate Kerr-McGee's and Western's operations with our operations.

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

       Our debt may limit our financial and operating flexibility.

       We incurred approximately $22.5 billion in debt (including debt assumed) to consummate the Kerr-McGee and Western mergers. Our total debt was about $27.8 billion as of September 30, 2006. Our debt could have important consequences to you. For example, it could:

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

       We may incur substantial costs to comply with environmental requirements, including costs arising from Kerr-McGee's former chemical business.

       Prior to the merger, Kerr-McGee spun off its chemical manufacturing business to a newly created and separate company, Tronox Incorporated (Tronox). Under the terms of a Master Separation Agreement (MSA), Kerr-McGee agreed to reimburse Tronox for certain qualifying environmental remediation costs, subject to certain limitations and conditions and up to a maximum aggregate reimbursement of $100 million. However, Kerr-McGee could be subject to joint and several liability for certain costs of cleaning up hazardous substance contamination attributable to the facilities and operations conveyed to Tronox if Tronox becomes insolvent or otherwise unable to pay for certain remediation costs. As a result of the merger, we will be responsible to provide reimbursements to Tronox pursuant to the MSA, and we may be subject to potential joint and several liability, as the successor to Kerr-McGee, in the event that Tronox is unable to perform certain remediation obligations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2006.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Period	purchased (1)	per share	or programs	plans or programs (2)

July 1-31	367	$44.38	-

August 1-31	16,811	$46.63	-

September 1-30	6,725	$48.00	-

Third Quarter 2006	23,903	$46.98	-	$636,000,000

(1)

During the third quarter of 2006, zero shares were purchased under the Company's share repurchase program. During the third quarter of 2006, 23,903 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

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

Exhibit		Original Filed	File
Number	Description	Exhibit	Number

2(a)	Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Merger Sub, Inc. and Western Gas Resources, Inc.	2.1 to Form 8-K dated June 26, 2006	1-8968

(b)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Merger Sub, Inc. and Western Gas Resources, Inc.	2.1 to Form 8-K dated July 12, 2006	1-8968

(c)	Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Acquisition Sub, Inc. and Kerr-McGee Corporation	2.2 to Form 8-K dated June 26, 2006	1-8968

3(a)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496

(b)	By-laws of Anadarko Petroleum Corporation, as amended	3(b) to Form 10-Q for quarter ended September 30, 2004	1-8968

(c)	Certificate of Amendment of Anadarko's Restated Certificate of Incorporation	4.1 to Form 8-K dated July 28, 2000	1-8968

(d)	Certificate of Amendment of Anadarko's Restated Certificate of Incorporation	3(d) to Form 10-Q for quarter ended June 30, 2006	1-8968

4(a)	Certificate of Designation of 5.46% Cumulative Preferred Stock, Series B	4(a) to Form 8-K dated May 6, 1998	1-8968

(b)	Rights Agreement, dated as of October 29, 1998, between Anadarko Petroleum Corporation and The Chase Manhattan Bank	4.1 to Form 8-A dated October 30, 1998	1-8968

(c)	Amendment No. 1 to Rights Agreement, dated as of April 2, 2000 between Anadarko and The Rights Agent	2.4 to Form 8-K dated April 2, 2000	1-8968

(d)	364-Day Term Loan Agreement, dated as of August 10, 2006, among Anadarko Petroleum Corporation and the Lenders	10.2 to Form 8-K dated August 15, 2006	1-8968

(e)	Underwriting Agreement, dated September 14, 2006, among Anadarko Petroleum Corporation and the Underwriters	1.1 to Form 8-K dated September 19, 2006	1-8968

(f)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A.	4.1 to Form 8-K dated September 19, 2006	1-8968

(g)	Second Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.1 to Form 8-K dated October 5, 2006	1-8968

(h)	Ninth Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.2 to Form 8-K dated October 5, 2006	1-8968

10(a)	Form of Voting Agreement dated as of June 22, 2006 for proposed Agreement and Plan of Merger with Western Gas Resources, Inc.	10.1 to Form 8-K dated June 26, 2006	1-8968

(b)	Notice of Termination between Maritimes & Northeast Pipeline Limited Partnership and Anadarko Canada LNG Marketing Corp. dated September 8, 2006	10.1 to Form 8-K dated September 13, 2006	1-8968

(c)	Notice of Termination between Maritimes & Northeast Pipeline, L.L.C. and Anadarko LNG Marketing LLC dated September 8, 2006	10.2 to Form 8-K dated September 13, 2006	1-8968

Director and Executive Compensation Plans and Arrangements

10(d)	Summary of Material Terms of Employment - Bruce W. Busmire	10.1 to Form 8-K dated May 4, 2006	1-8968

(e)	Retention Agreement between Anadarko Petroleum Corporation and Charles A. Meloy dated August 10, 2006	10.1 to Form 8-K dated August 15, 2006	1-8968

*12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

*31(a)	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

*(b)	Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

*32	Section 1350 Certifications

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

November 7, 2006	By:	/s/ R. A. WALKER

R. A. Walker - Senior Vice President,
Finance and Chief Financial Officer