Form 10-Q
period 2007-03-31
ANADARKO PETROLEUM CORP
filed 2007-05-08
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007
Commission File No. 1-8968

ANADARKO PETROLEUM CORPORATION
1201 Lake Robbins Drive, The Woodlands, Texas 77380-1046
(832) 636-1000

Incorporated in the	Employer Identification
State of Delaware	No. 76-0146568

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No _____.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer    X       Accelerated filer           Non-accelerated filer        .

     Indicate by check mark whether the registrant is a shell company. Yes        No   X  .

     The number of shares outstanding of the Company's common stock as of March 31, 2007 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	463,925,702

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Quarter Ended March 31, 2007 and 2006	-

	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	-

	Consolidated Statements of Comprehensive Income for the Quarter Ended March 31, 2007 and 2006	-

	Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2007 and 2006	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31

millions except per share amounts	2007	2006

Revenues
Gas sales	$1,075	$744
Oil and condensate sales	1,078	801
Natural gas liquids sales	157	107
Gathering, processing and marketing sales	361	16
Other	12	33

Total	2,683	1,701

Costs and Expenses
Oil and gas operating	328	124
Oil and gas transportation and other	107	75
Gathering, processing and marketing	299	18
General and administrative	231	105
Depreciation, depletion and amortization	845	293
Other taxes	351	107
Impairments	6	13

Total	2,167	735

Operating Income	516	966

Interest Expense and Other (Income) Expense
Interest expense	310	53
Other (income) expense	(29)	-

Total	281	53

Income from Continuing Operations Before Income Taxes	235	913

Income Tax Expense	157	348

Income from Continuing Operations	78	565

Income from Discontinued Operations, net of taxes	27	96

Net Income	105	661

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholders	$104	$660

Per Common Share
Income from Continuing Operations - basic	$0.17	$1.23
Income from Continuing Operations - diluted	$0.17	$1.22
Income from Discontinued Operations, net of taxes - basic	$0.06	$0.21
Income from Discontinued Operations, net of taxes - diluted	$0.06	$0.20
Net Income Available to Common Stockholders - basic	$0.23	$1.43
Net Income Available to Common Stockholders - diluted	$0.23	$1.42

Dividends	$0.09	$0.09

Average Number of Common Shares Outstanding - Basic	463	460

Average Number of Common Shares Outstanding - Diluted	465	465

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
millions	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$3,620	$491
Accounts receivable, net of allowance:
Customers	1,471	1,476
Others	1,212	1,815
Other current assets	517	832

Total	6,820	4,614

Properties and Equipment
Original cost (includes unproved properties of $14,755 and $14,683
as of March 31, 2007 and December 31, 2006, respectively)	54,231	57,965
Less accumulated depreciation, depletion and amortization	10,536	9,226

Net properties and equipment - based on the full cost method
of accounting for oil and gas properties	43,695	48,739

Other Assets	904	875

Goodwill and Other Intangible Assets	4,461	4,616

Total Assets	$55,880	$58,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,706	$3,501
Accrued expenses	1,655	1,786
Current debt	9,748	11,471

Total	14,109	16,758

Long-term Debt	11,527	11,520

Other Long-term Liabilities
Deferred income taxes	12,722	13,240
Other	2,413	2,413

Total	15,135	15,653

Stockholders' Equity
Preferred stock, par value $1.00 per share (2.0 million shares authorized,
0.05 million shares issued as of March 31, 2007 and December 31, 2006)	46	46
Common stock, par value $0.10 per share (1.0 billion shares authorized, 468.5 million and 467.4 million shares issued as of March 31, 2007
and December 31, 2006, respectively)	47	47
Paid-in capital	5,497	5,429
Retained earnings	10,052	9,919
Treasury stock (0.6 million and 0.4 million shares as of March 31, 2007 and December 31, 2006, respectively)	(25)	(20)
Executives and Directors Benefits Trust, at market value (4.0 million shares
as of March 31, 2007 and December 31, 2006)	(172)	(174)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(139)	(137)
Pension and other postretirement plans	(197)	(197)

Total	(336)	(334)

Total	15,109	14,913

Commitments and Contingencies (Note 15 and Note 16)

Total Liabilities and Stockholders' Equity	$55,880	$58,844

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	March 31

millions	2007	2006

Net Income Available to Common Stockholders	$104	$660

Add: Preferred Stock Dividends	1	1

Net Income	105	661

Other Comprehensive Income (Loss), net of taxes
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) during the period[1]	-	(37)
Reclassification adjustment for (gains) losses included
in net income[2]	(2)	-

Total unrealized gains (losses) on derivative instruments	(2)	(37)
Foreign currency translation adjustments[3]	-	(2)
Pension and other postretirement plans adjustments[4]	-	1

Total	(2)	(38)

Comprehensive Income	$103	$623

1net of income tax benefit of:	$-	$21
2net of income tax benefit of:	1	-
3net of income tax benefit of:	-	1
4net of income tax expense of:	-	-

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31

millions	2007	2006

Cash Flow from Operating Activities
Net income	$105	$661
Less income from discontinued operations, net of taxes	27	96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	845	293
Deferred income taxes	(228)	121
Impairments	6	13
Unrealized (gains) losses on derivatives	494	(13)
Other noncash items	44	21
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	587	303
Increase (decrease) in accounts payable and accrued expenses	(1,077)	(277)
Other items - net	131	(122)

Cash provided by (used in) operating activities - continuing operations	880	904
Cash provided by (used in) operating activities - discontinued operations	11	318

Net cash provided by (used in) operating activities	891	1,222

Cash Flow from Investing Activities
Divestitures of properties, equipment and other assets	4,197	6
Additions to properties and equipment	(1,079)	(781)

Cash provided by (used in) investing activities - continuing operations	3,118	(775)
Cash provided by (used in) investing activities - discontinued operations	-	(200)

Net cash provided by (used in) investing activities	3,118	(975)

Cash Flow from Financing Activities
Retirements of debt	(1,725)	(30)
Proceeds from borrowings, net of offering costs	1,000	2
Increase (decrease) in accounts payable, banks	(21)	(29)
Dividends paid	(44)	(42)
Settlement of derivatives with a financing element	(96)	-
Purchase of treasury stock	(5)	(120)
Issuance of common stock	20	32

Cash provided by (used in) financing activities - continuing operations	(871)	(187)
Cash provided by (used in) financing activities - discontinued operations	-	21

Net cash provided by (used in) financing activities	(871)	(166)

Net Increase (Decrease) in Cash and Cash Equivalents	3,138	81

Cash and Cash Equivalents at Beginning of Period	511	739

Cash and Cash Equivalents at End of Period	$3,649	$820

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies

General   Anadarko Petroleum Corporation is engaged in the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also engages in the hard minerals business through non-operated joint ventures and royalty arrangements. In August 2006, Anadarko completed the acquisitions of Kerr-McGee Corporation (Kerr-McGee) and Western Gas Resources, Inc. (Western). See Note 2. The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its subsidiaries.

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of March 31, 2007 and December 31, 2006, the results of operations for the quarters ended March 31, 2007 and 2006 and cash flows for the quarters ended March 31, 2007 and 2006. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

       The accompanying financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K.

Discontinued Operations   Certain amounts have been reclassified to present the Company's Canadian operations as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to Anadarko's continuing operations. Information related to discontinued operations is included in Note 3.

Changes in Accounting Principle   Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," was issued in 2006 and became effective January 1, 2007 for Anadarko. FIN 48 defines the criteria an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance, among other things, on the measurement of the income tax benefit associated with uncertain tax positions, de-recognition, classification, interest and penalties and financial statement disclosures. As of the date of adoption, the Company had unrecognized tax benefits of $120 million, including $23 million of tax interest and penalties. The Company has elected to classify income tax interest and penalties as income tax expense. The adoption of FIN 48 resulted in an increase of $72 million to retained earnings and a decrease of $139 million to goodwill as of January 1, 2007. Upon future recognition of the remaining unrecognized tax benefits as of January 1, 2007, including interest and penalties, $90 million will have a favorable impact on the effective tax rate. The Company cannot reasonably estimate the amount of unrecognized tax benefits that will significantly increase or decrease within the next year.

       The Company is in administrative appeals or under examination by the Internal Revenue Services (IRS) for the 1995-2004 United States tax returns. The IRS began the audits for the 2005-2006 United States tax returns during April 2007. The SENIAT, the Venezuela national tax authority, is currently auditing the 2001-2002 Venezuelan tax returns.

Derivative Instruments   Anadarko utilizes derivative instruments in conjunction with its marketing and trading activities and to manage the price risk attributable to the Company's forecasted sale of its oil, natural gas and NGLs production. Anadarko also periodically utilizes derivatives to manage its exposure associated with NGLs processing, interest rates and foreign currency exchange rates. All derivatives, other than those that meet the normal purchases and sales exception, are carried on the balance sheet at fair value.

       The Company's derivative instruments are either exchange-traded or transacted in an over-the-counter market. Valuation is determined by reference to available public data. Option valuations are based on the Black-Scholes option pricing model. See Note 7.

       Through the end of 2006, Anadarko applied hedge accounting to some of its commodity and interest rate derivatives. Effective January 1, 2007, Anadarko discontinued hedge accounting treatment on all existing commodity and interest rate derivatives. From that date forward, all gains and losses on such instruments are recognized currently in earnings. The net derivative losses in accumulated other comprehensive income as of December 31, 2006 related to those derivatives that were previously accounted for under the hedge accounting methodology will be reclassified to earnings in future periods as the original hedged transactions affect earnings.

       As a result of discontinuing hedge accounting, the Company will have more volatility in its reported earnings since the derivative gains and losses may be recognized in periods preceding the period in which the hedged transactions are recognized.

Goodwill   Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually and when impairment indicators arise.

       The change in goodwill during the first quarter of 2007 primarily related to the implementation of FIN 48. Future changes in goodwill may result from, among other things, finalization of preliminary purchase price allocations, changes in deferred income tax liabilities related to previous acquisitions, divestitures, impairments or future acquisitions or future divestitures.

Earnings Per Share   The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options, restricted stock and performance-based stock awards under the treasury stock method if including such potential shares of common stock is dilutive. See Note 9.

Recently Issued Accounting Standards Not Yet Adopted   In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 does not require new fair value measurements. Rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. SFAS No. 157 will be effective for Anadarko in the first quarter of 2008. The Company is currently evaluating the effects of adoption on its financial statements.

       In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company in the first quarter of 2008. The Company does not expect to apply the provisions of SFAS No. 159.

2. Acquisitions

       On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee, an independent exploration and production company, in an all-cash transaction totaling $16.5 billion, plus the assumption of debt of approximately $2.6 billion. On August 23, 2006, Anadarko completed the acquisition of Western, also an independent exploration and production company, in an all-cash transaction totaling $4.8 billion, plus the assumption of debt of $625 million. These transactions were initially financed for $22.5 billion under a 364-day committed acquisition facility. See Note 6.

       Management believes that one of the most attractive aspects of Kerr-McGee and Western is the overlap of their asset bases with Anadarko's existing portfolio, resulting in the Company holding increased positions in two important North American oil and gas basins, the Rockies and the deepwater Gulf of Mexico. These two geographic areas tie directly to Anadarko's strategy to identify and develop unconventional resources and explore in these proven basins. Other important contributing factors of the acquisitions were the ability to secure intellectual talent to help exploit these areas as well as others and expansion of the Company's gas gathering, processing and treating operations.

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

millions	Kerr- McGee	Western	Total

Allocation of Purchase Price
Current assets	$1,561	$487	$2,048
Property and equipment	23,748	7,483	31,231
Other assets	1,281	65	1,346
Intangible assets	254	137	391
Goodwill	3,092	124	3,216
Current debt	(309)	(625)	(934)
Other current liabilities	(2,610)	(438)	(3,048)
Long-term debt	(2,280)	-	(2,280)
Deferred income taxes	(6,831)	(2,371)	(9,202)
Other long-term liabilities	(1,390)	(89)	(1,479)

	$16,516	$4,773	$21,289

       The purchase price allocation is based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed in the Kerr-McGee and Western transactions.  The assessment of the fair values of oil and gas properties and certain plant and gathering facilities acquired were based on projections of expected future net cash flows, discounted to present value. Other assets and liabilities were recorded at their historical book values, which the Company believes represent the best current estimate of fair value. The liabilities assumed include certain amounts associated with contingencies, such as legal, environmental and guarantees, which were estimated by management. Long-term debt assumed was recorded at fair value based on the market prices of Kerr-McGee's publicly traded debt as of August 10, 2006. The amount allocated to goodwill is entirely associated with the oil and gas segment. The purchase price allocation is preliminary, subject to finalized fair value appraisals and completed evaluations of proved and unproved oil and gas properties, deferred income taxes, contractual arrangements and legal and environmental matters. These and other estimates are subject to change as additional information becomes available and is assessed by Anadarko.

       Allocations of the purchase price to Kerr-McGee's and Western's property and equipment include approximately $12.9 billion for the estimated fair value associated with unproved oil and gas properties. Kerr-McGee's other assets include approximately $1 billion of assets Kerr-McGee previously held for sale. The sale of these assets closed in August 2006 and the proceeds were used to pay down debt incurred to fund the acquisitions. No gain or loss was recognized from the sale of these assets.

       The following table presents summarized pro forma information for Anadarko as if the acquisitions occurred on January 1, 2006.

Quarter Ended
March 31,

millions except per share amounts	2006

Revenues	$3,287
Income from continuing operations	$622
Earnings per share from continuing operations - basic	$1.35
Earnings per share from continuing operations - diluted	$1.34

       The pro forma information is presented for illustration purposes only, in accordance with the assumptions set forth below, and is not necessarily indicative of the operating results that would have occurred had the acquisitions been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined enterprise. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the acquisitions or any future acquisition-related expenses. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and that the significant effects of the transactions are properly reflected.

       The pro forma information for 2006 is a result of combining the income statements of Anadarko with the pre-acquisition results from January 1, 2006 of Kerr-McGee and Western adjusted for 1) recording pro forma interest expense on debt incurred to acquire Kerr-McGee and Western; 2) depreciation, depletion and amortization expense of Kerr-McGee and Western calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting; 3) reversal of Kerr-McGee's and Western's historical impairments and gains and losses on sales of oil and gas properties to conform to the full cost method of accounting for oil and gas activities; 4) certain costs that had been expensed under the successful efforts method of accounting that are capitalized under the full cost method of accounting; 5) capitalization of interest expense on a portion of the fair value of unevaluated properties based on estimated levels of exploration and development activity; and 6) the related income tax effects of these adjustments based on the applicable statutory tax rates. Certain historical amounts related to Kerr-McGee's and Western's results were reclassified to conform to the current presentation.

3.  Discontinued Operations and Other Divestitures

Discontinued Operations   In November 2006, Anadarko sold its wholly-owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before taxes. Accordingly, the Canadian operations have been classified as discontinued operations in the consolidated statements of income and cash flows. The disposition is part of a portfolio refocusing effort stemming from the acquisitions of Kerr-McGee and Western. Net proceeds from the Canadian divestiture were used to retire debt. The remaining assets and liabilities associated with the Canadian operations are insignificant and accordingly are not presented separately on the balance sheet as held for sale. The following table summarizes the amounts included in income from discontinued operations.

	Quarter Ended
	March 31

millions	2007		2006

Revenues	$23	$	253

Income from discontinued operations	23		134
Gain on disposition of discontinued operations	20		-

Income from discontinued operations before income taxes	43		134
Income tax expense	16		38

Income from discontinued operations, net of taxes	$27	$	96

Other Divestitures   During the first quarter of 2007, the Company closed several unrelated transactions for the divestiture of properties representing proceeds of approximately $4.2 billion before income taxes. In addition, $1.0 billion was received in connection with the transfer of Anadarko's interests in the Permian basin oil and gas properties discussed in Note 15.

       In addition, Anadarko has signed separate and unrelated agreements with various companies for the divestiture of certain interests in the Gulf of Mexico and properties onshore in the United States for a combined total of approximately $3 billion before income taxes. These agreements are expected to close by the end of the second quarter of 2007. Anadarko has used and plans to continue to use net proceeds from these divestitures to further reduce debt.

       Under full cost accounting rules, gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. Dispositions during the first quarter of 2007 did not significantly alter the relationship between capitalized costs and proved reserves; therefore, the proceeds from these transactions were recognized as an adjustment of capitalized costs.

4.  Inventories

       Inventories are stated at the lower of average cost or market and are released at carrying value. The major classes of inventories, which are included in other current assets, are as follows:

	March 31,	December 31,
millions	2007	2006

Materials and supplies	$175	$158
Crude oil and NGLs	74	55
Natural gas	22	42

Total	$271	$255

5.  Properties and Equipment

       Oil and gas properties include costs of $14.8 billion and $14.7 billion at March 31, 2007 and December 31, 2006, respectively, which were excluded from capitalized costs being amortized. These amounts represent unproved properties and major development projects in which the Company owns a direct interest. At March 31, 2007 and December 31, 2006, the Company's investment in countries where proved reserves have not been established was $1.4 billion and $1.3 billion, respectively. For the quarter ended March 31, 2007 and 2006, the Company recorded provisions for impairments of $6 million and $13 million, respectively, related to international activities.

      Total interest cost incurred during the first quarter of 2007 and 2006 was $355 million and $66 million, respectively. Of these amounts, the Company capitalized $45 million and $13 million during the first quarter of 2007 and 2006, respectively, as part of the cost of properties. The interest rates for capitalization are based on the Company's weighted-average cost of borrowings used to finance the expenditures applied to costs excluded on which exploration, development and construction activities are in progress.

       Properties and equipment include internal costs related to exploration, development and construction activities of $44 million and $40 million capitalized during the first quarter of 2007 and 2006, respectively.

6.  Debt

       The following table represents the debt of the Company as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006

millions	Principal	Carrying Value	Principal	Carrying Value

Total debt	$23,108	$21,275	$24,833	$22,991

Less current debt		9,748		11,471

Total long-term debt		$11,527		$11,520

       During the first quarter of 2007, the Company redeemed for cash an aggregate principal amount of $1.7 billion of debt that was outstanding as of December 31, 2006.

       Current debt includes a variable-rate 2006 acquisition facility, based on London Interbank Offered Rate (LIBOR), which had a weighted-average interest rate of approximately 5.97% and an outstanding balance of $9.6 billion at March 31, 2007, compared to $11 billion at December 31, 2006. In April 2007, the Company used proceeds from divestitures to repay a portion of the initial acquisition facility and refinanced the remaining balance with a new 354-day, $8 billion facility which matures in March 2008. Other terms of the facility remain substantially the same as the original acquisition facility.

       In March 2007, Anadarko contributed its working interests in proved and unproved oil and gas reserves located in the Permian basin to an unconsolidated entity, Permian Basin LLC (the LLC). Subsequent to its formation, the LLC loaned $1 billion to Anadarko for a 35-year term. Anadarko has a legal right of setoff and intends to net settle the note payable to the LLC with its interest in the LLC.

       In exchange for its contribution of assets to the LLC, Anadarko received a non-controlling interest in the LLC which entitles Anadarko to a LIBOR-based preferred return on the value of the contributed assets plus a common return consisting of 5% participation in profits, losses and residual value of the LLC. The $1 billion 35-year note has a variable LIBOR-based interest rate, which was 6.35% at March 31, 2007. The $1 billion note does not affect Anadarko's reported debt balance since Anadarko has a legal right of setoff and intends to settle net. See Note 15.

7.  Financial Instruments

Derivative Instruments   The Company is exposed to price risk from changing commodity prices. Management believes it is prudent to periodically reduce the variability in cash flows on a portion of its oil and gas production or gas processing operations. To meet this objective, the Company enters into various types of derivative financial instruments to manage fluctuations in cash flows resulting from changing commodity prices. The Company may also use fixed-price physical delivery sales contracts to accomplish this objective. The types of derivative financial instruments utilized by the Company include futures, swaps and options.

       Anadarko's marketing and trading business enters into derivative financial instruments (futures, swaps and options) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in market prices of natural gas, NGLs and crude oil. Derivative financial instruments are also used to mitigate price risk that is incurred to meet customers' pricing requirements and to fix margins on the future sale of natural gas and NGLs from the Company's leased storage facilities. In addition, the Company may use options and swaps to manage exposure associated with changes in interest rates and foreign currency exchange rates.

       Futures contracts are generally used to fix the price of expected future gas sales and oil sales at major industry trading locations; e.g., Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Commodity swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Physical delivery purchase and sale agreements require the receipt or delivery of physical product at a specified location and price. The pricing can be fixed or market-based. Options are generally used to fix a floor and a ceiling price (collar) for expected future gas sales and oil sales. Interest rate swaps are used to fix or float the interest rates attributable to the Company's existing or forecasted debt issuances.

       Settlements of futures contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the International Petroleum Exchange and have nominal credit risk. Over-the-counter traded swaps and options and physical delivery agreements expose the Company to credit risk to the extent the counterparty is unable to meet its settlement commitment. The Company monitors the creditworthiness of each counterparty and assesses the impact, if any, on fair valuation. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses when settling with its swap and option counterparties.

Oil and Gas Activities   At March 31, 2007 and December 31, 2006, the Company had option contracts and swap contracts in place to manage price risk of a portion of its expected future sales of equity oil and gas production. Effective January 1, 2007, the Company discontinued the use of hedge accounting. Accordingly, both realized and unrealized gains and losses related to derivative financial instruments that were undertaken to hedge the sales price of the Company's future sales of its gas and oil production are recorded to gas sales and oil and condensate sales. For the quarter ended March 31, 2007 and 2006, unrealized gains (losses) of $(494) million and $13 million, respectively, and realized gains (losses) of $251 million and $(5) million, respectively, were recognized in gas and oil sales.

       The fair value of all oil and gas related derivative instruments and the accumulated other comprehensive income balance applicable to the unrealized gains and losses on oil and gas derivative financial instruments that were previously designated as cash flow hedges (excluding physical delivery sales contracts) are as follows:

	March 31,	December 31,
millions	2007	2006

Fair Value -
Current asset	$96	$134
Current liability	(314)	(229)
Long-term asset	55	143
Long-term liability	(45)	(13)

Total	$(208)	$35

Accumulated other comprehensive loss before income taxes	$(16)	$(10)
Accumulated other comprehensive loss after income taxes	$(10)	$(6)

       Below is a summary of the Company's financial derivative instruments related to its oil and gas production as of March 31, 2007. The natural gas prices are NYMEX Henry Hub. The crude oil prices are a combination of NYMEX Cushing and Brent Dated.

	Remainder			Average
	of			2010-
	2007	2008	2009	2012

Natural Gas

Three-Way Collars (thousand MMBtu/d)	30	500	50	-
Price per MMBtu
Ceiling sold price	$11.23	$14.26	$12.60	$-
Floor purchased price	$9.00	$7.50	$7.50	$-
Floor sold price	$6.00	$5.00	$5.00	$-

Two-Way Collars (thousand MMBtu/d)	386	-	-	-
Price per MMBtu
Ceiling sold price	$10.73	$-	$-	$-
Floor purchased price	$6.27	$-	$-	$-

Fixed Price Contracts (thousand MMBtu/d)	359	50	40	-
Price per MMBtu	$7.17	$8.14	$7.83	$-

Total (thousand MMBtu/d)	775	550	90	-

Basis Swaps (thousand MMBtu/d)	557	575	20	-
Price per MMBtu	$(1.08)	$(1.05)	$(1.08)	$-

Crude Oil

Three-Way Collars (MBbls/d)	35	86	48	8
Price per barrel
Ceiling sold price	$86.16	$92.98	$87.04	$87.04
Floor purchased price	$58.57	$56.07	$52.51	$49.35
Floor sold price	$43.57	$41.07	$37.51	$34.34

Two-Way Collars (MBbls/d)	19	-	-	-
Price per barrel
Ceiling sold price	$60.40	$-	$-	$-
Floor purchased price	$44.33	$-	$-	$-

Fixed Price Contracts (MBbls/d)	29	2	2	-
Price per barrel	$51.83	$59.60	$59.98	$-

Total (MBbls/d)	83	88	50	8

MMBtu - million British thermal units
MMBtu/d - million British thermal units per day
MBbls/d - thousand barrels per day

       A two-way collar is a combination of options; a sold call and a purchased put. The sold call establishes a maximum price (ceiling) and the purchased put establishes a minimum price (floor) the Company will receive for the commodity volumes specified in the contract. A three-way collar is a combination of options; a sold call, a purchased put and a sold put. The sold call establishes a maximum price the Company will receive for the commodity volumes specified in the contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price. The fixed-price contracts consist of swaps and physical delivery contracts and establish a fixed price the Company will receive for the volumes under contract.

Marketing and Trading Activities     Gains and losses attributed to the Company's marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The marketing and trading gains and losses that are attributable to the Company's production are recorded to gas sales, oil and condensate sales and natural gas liquids sales. The marketing and trading gains and losses that are attributable to third-party production are recorded to gathering, processing and marketing sales. The fair values of these derivatives as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
millions	2007	2006

Fair Value -
Current asset	$28	$137
Current liability	(25)	(80)
Long-term asset	6	6
Long-term liability	(4)	(4)

Total	$5	$59

Interest Rate Swap     Anadarko is a party to two interest rate swaps whereby the Company receives a fixed interest rate and pays a floating interest rate. The first swap was entered into in March 2006 and has an initial term of 25 years and a notional amount of $600 million. The second swap, which was acquired with the acquisition of Kerr-McGee, expires in October 2007 and has a notional amount of $150 million. Realized and unrealized gains and losses are recorded to interest expense. The $(13) million fair value of the interest rate swaps is reflected within liabilities. The March 2006 swap qualified and initially was designated for fair value hedge accounting. Under this method, realized gains and losses on the interest rate swaps were recorded to interest expense. The unrealized gains (losses) related to changes in the fair value of the interest rate swap and the hedged debt were also recorded to interest expense and the related change in fair value of the hedged debt ($8 million) was reflected in the carrying value of the associated long-term debt. Any difference between the changes in the fair value of the swaps and the carrying value of hedged debt represented hedge ineffectiveness. Effective January 1, 2007, hedge accounting was discontinued for this swap. The change in the fair value of the hedged debt from the inception of the hedge through December 31, 2006 will be amortized to interest expense over the remaining term of the debt.

       In anticipation of the debt financing associated with the acquisitions, Anadarko entered into swaps to fix interest rates and in doing so mitigated a portion of the risk it had to unfavorable interest rate changes prior to the issuance of debt. The transactions qualified for cash flow hedge accounting. Due to favorable interest rate movements during the hedge period, the Company realized a pretax loss of $211 million ($132 million after tax) on these swaps when they settled during September 2006 at the time of the debt issuance. The loss was recorded to accumulated other comprehensive income, and is being amortized to interest expense over the term of the hedged debt. At March 31, 2007, the accumulated other comprehensive loss was $202 million (pretax) and $129 million (after tax). At December 31, 2006, the accumulated other comprehensive loss was $206 million (pretax) and $131 million (after tax).

8.  Preferred Stock

       For the first quarter of 2007 and 2006, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

9.  Common Stock

       In May 2006, the Company's shareholders approved an increase in authorized shares so Anadarko could complete a two-for-one stock split to be effected in the form of a stock dividend. The distribution date was May 26, 2006 to stockholders of record on May 12, 2006. All share and per share information has been revised to give retroactive effect to the stock split.

       The reconciliation between basic and diluted EPS from continuing operations is as follows:

Quarter Ended				Quarter Ended
March 31, 2007				March 31, 2006

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income from continuing
Operations	$78			$565
Preferred stock dividends	1			1

Income from continuing operations
available to common stockholders	$77	463	$0.17	$564	460	$1.23

Effect of dilutive stock options,
restricted stock and performance-
based stock awards	-	2		-	5

Diluted EPS
Income from continuing operations
available to common stockholders
plus assumed conversion	$77	465	$0.17	$564	465	$1.22

       For the quarter ended March 31, 2007 and 2006, stock-based awards for 5.5 million and 0.9 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive.

       The covenants in certain of the Company's agreements provide for a maximum capitalization ratio of 67% debt until September 30, 2007. After September 30, 2007, the maximum capitalization ratio under covenants of its agreements is 60% debt. Although the covenants do not specifically restrict the payment of dividends, the Company could be limited in the amount of dividends it could pay in order to stay below the maximum capitalization ratio. Based on these covenants, as of March 31, 2007, retained earnings of approximately $4.8 billion were not limited as to the payment of dividends.

10.  Statements of Cash Flows Supplemental Information

       The differences between cash and cash equivalents on the consolidated balance sheet and statement of cash flows at March 31, 2007 and December 31, 2006 are due to $29 million and $20 million, respectively, related to Canadian operations which are held for sale and included in the balance sheet in Other Current Assets due to insignificance.

       The amounts of cash paid for interest (net of amounts capitalized) and income taxes, including amounts related to discontinued operations and non-cash transactions, are as follows:

	Quarter Ended
	March 31

millions	2007	2006

Cash paid:
Interest	$333	$4
Income taxes	$13	$99

Non-cash activities:
Receipt of interest in LLC for interest in oil
and gas properties (See Note 15)	$1,000	$-
Fair value of properties and equipment received
in non-cash exchange transactions	$88	$-

11.  Segment Information

       The following table illustrates information related to continuing operations for Anadarko's business segments. The segment shown as All Other includes other smaller operating units, corporate activities and financing activities. Operating income (loss), shown in the table below, agrees to the consolidated statement of income where it reconciles to income before income taxes.

Oil and Gas		Gathering,
Exploration		Processing
millions	& Production	& Marketing	Minerals	All Other	Total

Quarter Ended March 31:
2007

Total revenues	$2,255	$416	$16	$(4)	$2,683
Impairments	$1	$5	$-	$-	$6
Operating income (loss)	$673	$36	$15	$(208)	$516
Net properties and equipment	$37,782	$4,286	$1,180	$447	$43,695
Goodwill	$4,159	$-	$-	$-	$4,159

2006

Total revenues	$1,632	$39	$20	$10	$1,701
Impairments	$13	$-	$-	$-	$13
Operating income (loss)	$1,029	$(12)	$19	$(70)	$966
Net properties and equipment	$13,742	$424	$1,187	$321	$15,674
Goodwill	$1,089	$-	$-	$-	$1,089

12.  Severance Expenses

       General and administrative expense for the first quarter of 2007 includes a $41 million charge associated with employee severance and benefits arising from the Company's post-acquisition asset realignment and restructuring efforts initiated in the fourth quarter of 2006, including certain charges for stock-based awards and retirement plan costs that were not reasonably estimable until March 2007. The $41 million charge reflects $23 million in accelerated amortization expense of stock-based awards held by our employees affected by the restructuring, a $14 million charge for retirement plan contractual termination benefits and a $4 million increase in the fourth-quarter 2006 estimate of severance costs. As of March 31, 2007, the liability for severance costs was $52 million. While no material payments occurred in the first quarter of 2007, the liability is expected to be paid by the end of the year.

13.  Income Taxes

       Following is a summary of income tax expense and effective tax rates for the first quarter of 2007 and 2006, respectively.

	Quarter Ended
	March 31

millions except percentages	2007	2006

Income tax expense	$157	$348
Effective tax rate	67%	38%

       The variance from the 35% statutory rate in the first quarter of 2007 is primarily caused by the accrual of the Algerian exceptional profits tax (see Note 16) which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, state income taxes and other items. The variance from the 35% statutory rate in the first quarter of 2006 is caused by foreign taxes in excess of federal statutory rates, state income taxes and other items.

       Estimated current tax expense related to the anticipated taxable gains from the 2007 divestitures will have a corresponding reduction to deferred tax expense. As a result, total income taxes and the effective tax rate for the first quarter of 2007 were not impacted by the anticipated divestitures.

14.  Pension Plans and Other Postretirement Benefits

       The Company has non-contributory defined benefit pension plans, including both qualified and supplemental plans, and a foreign contributory defined benefit pension plan. The Company also provides certain health care and life insurance benefits for retired employees. Health care benefits are funded by contributions from the Company and the retiree. The Company's retiree life insurance plan is non-contributory. The Company uses a December 31 measurement date for each of the plans, with the exception of one plan which has a measurement date of September 30.

       During the quarter ended March 31, 2007, the Company made contributions of $2 million to its funded pension plans, $8 million to its unfunded pension plans and $5 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2007, the Company expects to contribute about $6 million to its funded pension plans, $42 million to its unfunded pension plans and $16 million to its unfunded other postretirement benefit plans.

       The following table sets forth Anadarko's pension and other postretirement benefit costs, including amounts associated with Anadarko's Canadian operations that were sold in the fourth quarter of 2006 and are presented as discontinued operations in the accompanying consolidated financial statements. The expected settlement credits were triggered by lump sum payments relating to the acquisitions. The special termination benefits resulted from contractual termination benefits arising from acquisition-related integration.

	Pension Benefits		Other Benefits

	Quarter Ended		Quarter Ended
	March 31		March 31

millions	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$16	$10	$4	$4
Interest cost	20	11	5	2
Expected return on plan assets	(21)	(12)	-	-
Settlements	(5)	-	-	-
Termination benefits	14	-	-	-
Amortization of actuarial losses	5	5	1	1

Net periodic benefit cost	$29	$14	$10	$7

15.  Commitments

       In March 2007, Anadarko contributed its working interests in proved and unproved oil and gas reserves located in the Permian basin to an unconsolidated entity, Permian Basin LLC. Subsequent to its formation, the LLC loaned $1 billion to Anadarko for a 35-year term. Anadarko has a legal right of setoff and intends to net settle the note payable to the LLC with its interest in the LLC.

       The common equity of the LLC is 95% owned by a third party that also maintains operational control over the assets. In exchange for its contribution of assets to the LLC, Anadarko received a non-controlling interest in the LLC which entitles Anadarko to a LIBOR-based preferred return on the value of the contributed assets plus a common return consisting of 5% participation in profits, losses and residual value of the LLC. Interest on the $1 billion 35-year note is LIBOR-based, varies based on Anadarko's credit rating, and was 6.35% at March 31, 2007. Interest on the note is due quarterly, while principal is due at maturity, subject to the net settlement provision discussed below. The note is equal in seniority to Anadarko's other unsecured unsubordinated indebtedness and has a maximum 67% debt to capital covenant. The loan was funded through the initial contribution to the LLC by the third-party investor in exchange for a controlling interest in the LLC. Proceeds from the note were used to repay a portion of Anadarko's acquisition facility debt balance.

       Distributions to the LLC interest holders are payable quarterly. Anadarko may redeem its LLC interest and the owner of the controlling interest in the LLC may cause the redemption of Anadarko's LLC interest after the 15th anniversary of closing. Anadarko's interest is mandatorily redeemable on the 30th anniversary of closing. Redemption of Anadarko's LLC interest for any reason is based on the fair value of Anadarko's capital account in the LLC and is settled net against the fair value of Anadarko's note payable to the LLC.

       Anadarko accounted for the transfer of interests in oil and gas properties in exchange for the LLC interest at fair value, reducing the full cost pool by $1 billion and recognizing its $1 billion investment in the LLC. Anadarko applies the equity method of accounting to its investment in the LLC. The equity method of accounting is being used because Anadarko's interest in the LLC, combined with its consent rights, is more than minor. The carrying amount of Anadarko's investment in the LLC and the note payable to the LLC, $1 billion each at March 31, 2007, are reflected on the consolidated balance sheet net, since Anadarko has a legal right of setoff and intends to net settle the note and investment in the LLC.

16.  Contingencies

General   Litigation charges and adjustments reduced income before income taxes $34 million during the first quarter of 2007 and increased income before income taxes $8 million for the first quarter of 2006. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

Litigation   The Company is subject to various claims from its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis for royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee, and 117 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company's present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright's failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. On September 14, 2005, the trial court declined an early appeal of its order denying the defendants' motion to dismiss. Meanwhile, the discovery process is ongoing and the court has set a trial date for fall 2007. Prior to its acquisition by Anadarko, Kerr-McGee reached a settlement with the government; however, the court has permitted Mr. Wright to conduct additional discovery to test the reasonableness of the settlement. Discovery is currently underway. Management has accrued a liability for the potential settlement by Kerr-McGee.

Deepwater Royalty Relief Act   In 1995, the United States Congress passed the Deepwater Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalty on certain federal leases located in the deep waters of the Gulf of Mexico. After the passage of the DWRRA, the Minerals Management Service (MMS) included price thresholds on leases issued in 1996, 1997 and 2000 that eliminated this royalty relief if these price thresholds were exceeded. The 1998 and 1999 leases did not contain price threshold provisions. Anadarko currently owns interests in several deepwater Gulf of Mexico leases granted during the 1996-2000 time period (some originally owned by Kerr-McGee). In January 2006, the Department of the Interior (DOI) ordered Kerr-McGee Oil and Gas Corporation (KMOG) to pay oil and gas royalties and accrued interest on KMOG's deepwater Gulf of Mexico production associated with eight 1996, 1997 and 2000 leases, for which KMOG believes royalties are suspended under the DWRRA. MMS is an agency of DOI. DOI issued the Order to Pay based on the assertion that DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices exceed certain levels specified by DOI. KMOG believes that DOI does not have the discretion to eliminate royalty relief on the DWRRA leases issued 1996 through 2000 and, accordingly, is contesting the Order to Pay additional royalties. In that regard, on March 17, 2006, KMOG filed a lawsuit in the U.S. District Court for the Western District of Louisiana against DOI for injunctive and declaratory relief with respect to DOI's claims for additional royalties. KMOG and DOI agreed to mediate the dispute voluntarily and although the parties participated actively in the mediation, the mediation concluded without resolution of the dispute. KMOG is complying with the court's existing order setting the briefing schedule. The Company has accrued a potential liability equal to the royalties (plus accrued interest) that could be paid on the 1996, 1997 and 2000 leases granted in the Gulf of Mexico that contain price threshold provisions. This potential liability is adjusted monthly as sales prices are confirmed. Given that, under the applicable statutes, regulations and lease terms attributable to the 1998 and 1999 leases, no royalties are owed on production from the lease until the applicable royalty suspension volumes are exhausted, no amounts have been accrued for potential royalty payments under those leases.

Algeria Exceptional Profits Tax  In July 2006, the Algerian parliament approved legislation establishing an exceptional profits tax on foreign companies' Algerian oil and gas production. In December 2006, implementing regulations regarding this legislation were issued and the Algerian national oil company (Sonatrach) notified Anadarko as to the applicable regulatory provisions. These provisions provide for an exceptional profits tax imposed on gross production at rates of taxation ranging from 5% to 50% based on average daily production volumes for each calendar month in which the price of Brent crude averages over $30 per barrel, effective with August 2006 production. Uncertainty existed as to whether the exceptional profits tax would apply to the full value of production or only to the value of production in excess of $30 per barrel. Anadarko initially expected to record a charge of $58 million in the first quarter, based on the tax being applied only to the amounts in excess of $30 per barrel. In 2006, Anadarko recorded $103 million for the tax.

       In April 2007, Anadarko received information from Algeria that the withholding of the exceptional profits tax is being applied to the full value of revenue rather than to the amounts in excess of $30 per barrel, a possibility that was previously disclosed. This has been evidenced by changes in the Company's crude oil lifting schedule, which has only recently been conveyed to Anadarko by Sonatrach. As a result, Anadarko recorded a charge of $189 million during the first quarter. The amount applicable to 2007 sales and income from continuing operations is approximately $100 million, or $0.22 per diluted share, with the balance being applicable to 2006 sales.

       In response to the Algerian government's imposition of the exceptional profits tax, the Company has notified Sonatrach of its disagreement with the proposed collection of the exceptional profits tax. The Company believes that its agreement with Sonatrach provides fiscal stability through several of its provisions. At this time, the Company cannot determine the ultimate outcome of any possible negotiations or any potential recourse to conciliation or arbitration by either side.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for oil, natural gas, NGLs and other products or services, the price of oil, natural gas, NGLs and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, potential environmental obligations arising from Kerr-McGee's former chemical business, the securities or capital markets, the ability to successfully integrate the operations of the Company, Kerr-McGee and Western, our ability to repay the debt incurred for the acquisition of Kerr-McGee and Western, the outcome of proceedings related to the Algerian exceptional profits tax, and other factors discussed in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" included in the Company's 2006 Annual Report on Form 10-K, this Form 10-Q and in the Company's public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward looking statements.

Overview

General      Anadarko Petroleum Corporation's primary line of business is the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and NGLs. The Company's major areas of operations are located in the United States and Algeria. The Company also has activity in China, Brazil, Qatar and several other countries. The Company's focus is on adding high-margin oil and natural gas reserves at competitive costs and continuing to develop more efficient and effective ways of exploring for and producing oil and gas. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko Petroleum Corporation and its subsidiaries.

       On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee in an all-cash transaction totaling $16.5 billion plus the assumption of $2.6 billion of debt. On August 23, 2006, Anadarko completed the acquisition of Western in an all-cash transaction totaling $4.8 billion plus the assumption of $625 million of debt. Anadarko initially financed $22.5 billion for the acquisitions under a 364-day committed acquisition facility. In November 2006, the Company sold its wholly-owned Canadian oil and gas subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before tax. After tax proceeds from the divestiture were used to reduce debt under the acquisition facility. Unless noted otherwise, the following information relates to continuing operations and excludes the discontinued Canadian operations. See Acquisitions and Divestitures, Outlook and Discontinued Operations for additional information.

Results of Continuing Operations

Selected Data

	Quarter Ended
	March 31

millions except per share amounts	2007	2006

Financial Results
Revenues	$2,683	$1,701
Costs and expenses	2,167	735
Interest expense and other (income) expense	281	53
Income tax expense	157	348
Income from continuing operations	$78	$565
Earnings per common share - diluted	$0.17	$1.22
Average number of common shares outstanding - diluted	465	465

Operating Results
Sales volumes (MMBOE)	59	33

Capital Resources and Liquidity
Cash flow from operating activities	$880	$904
Capital expenditures	$1,094	$784

MMBOE - million barrels of oil equivalent

Financial Results - Continuing Operations

Net Income     In the first quarter of 2007, Anadarko's income from continuing operations was $78 million or $0.17 per share (diluted). This compares to income from continuing operations of $565 million or $1.22 per share (diluted) for the first quarter of 2006.

       The decrease in income from continuing operations was primarily due to lower net commodity prices, higher costs and expenses and higher interest expense, partially offset by higher sales volumes and lower income tax expense. The higher costs and expenses, interest expense and sales volumes were due primarily to the impact of operations assumed and debt incurred with the 2006 acquisitions. Costs and expenses were also impacted by an increase in other taxes related to a new Algeria exceptional profits tax. The Company's revenues for the quarter ended March 31, 2007 and 2006 include $(494) million and $13 million, respectively, related to the recognition of net unrealized gains (losses) on derivatives used to manage price risk on natural gas, oil and condensate and NGLs sales.

Revenues

	Quarter Ended
	March 31

millions	2007	2006

Gas sales	$1,075	$744
Oil and condensate sales	1,078	801
Natural gas liquids sales	157	107
Gathering, processing and marketing sales	361	16
Other	12	33

Total	$2,683	$1,701

       Anadarko's total revenues for the first quarter of 2007 increased 58% compared to the same period of 2006 due to higher sales volumes associated with the 2006 acquisitions, partially offset by lower net commodity prices.

       The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil, condensate and NGLs. This activity is referred to as price risk management. The impact of price risk management decreased total revenues $243 million during the first quarter of 2007 compared to an increase of $8 million in the first quarter of 2006. See Note 7 - Financial Instruments under Item 1 of this Form 10-Q.

Analysis of Oil and Gas Operations Sales Volumes

	Quarter Ended
	March 31

	2007	2006

Barrels of Oil Equivalent (MMBOE)
United States	51	25
Algeria	7	6
Other International	1	2

Total	59	33

Barrels of Oil Equivalent per Day (MBOE/d)
United States	565	284
Algeria	72	62
Other International	16	19

Total	653	365

MBOE/d - thousand barrels of oil equivalent per day

       Anadarko's daily sales volumes increased 79% for the first quarter of 2007 compared to the first quarter of 2006 primarily due to higher sales volumes associated with the 2006 acquisitions of 277 MBOE/d and higher sales volumes in Algeria related to the timing of cargo liftings.

       Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage volumes and mitigate the effect of price volatility, which is likely to continue in the future.

Natural Gas Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2007	2006

United States (Bcf)	198	98
MMcf/d	2,204	1,091
Price per Mcf, excluding derivatives	$6.24	$7.48

Realized gains (losses) on derivatives	$0.85	$(0.03)
Unrealized gains (losses) on derivatives	(1.67)	0.13

Total gains (losses) on derivatives	$(0.82)	$0.10

Total price per Mcf	$5.42	$7.58

Bcf - billion cubic feet
MMcf/d - million cubic feet per day
Mcf - thousand cubic feet

       The Company's daily natural gas sales volumes for the first quarter of 2007 were up 102% compared to the first quarter of 2006. The increase was primarily due to higher sales volumes associated with the 2006 acquisitions of 1,044 MMcf/d and higher onshore legacy United States sales volumes primarily in the Haley field and the Rockies. Production of natural gas is generally not directly affected by seasonal swings in demand.

       Excluding the impact of gains and losses on derivatives, Anadarko's average natural gas price for the quarter ended March 31, 2007 decreased 17% compared to the same period of 2006. The relative difference in 2007 and 2006 prices is primarily attributed to a better than average United States natural gas storage level, return of Gulf of Mexico gas production capacity that was damaged during the 2005 hurricane season and a significant increase of liquefied natural gas supply into the United States. As of March 31, 2007, the Company has implemented price risk management on 36% of its anticipated natural gas wellhead sales volumes for the remainder of 2007.

Crude Oil and Condensate Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2007	2006

United States (MMBbls)	14	6
MBbls/d	149	71
Price per barrel, excluding derivatives	$52.81	$57.60

Realized gains (losses) on derivatives	$6.13	$(0.43)
Unrealized gains (losses) on derivatives	(11.28)	0.07

Total gains (losses) on derivatives	$(5.15)	$(0.36)

Total price per barrel	$47.66	$57.24

Algeria (MMBbls)	7	6
MBbls/d	72	62
Price per barrel, excluding derivatives	$59.65	$63.11

Realized gains (losses) on derivatives	$-	$-
Unrealized gains (losses) on derivatives	(1.90)	-

Total gains (losses) on derivatives	$(1.90)	$-

Total price per barrel	$57.75	$63.11

Other International (MMBbls)	1	2
MBbls/d	16	19
Price per barrel	$45.95	$48.00

Total (MMBbls)	22	14
MBbls/d	237	152
Price per barrel, excluding derivatives	$54.42	$58.61

Realized gains (losses) on derivatives	$3.86	$(0.20)
Unrealized gains (losses) on derivatives	(7.68)	0.03

Total gains (losses) on derivatives	$(3.82)	$(0.17)

Total price per barrel	$50.60	$58.44

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the quarter ended March 31, 2007 were up 56% compared to the same period of 2006 primarily due to higher sales volumes associated with the 2006 acquisitions of 89 MBbls/d and higher sales volumes in Algeria, partially offset by a decrease in Venezuela sales volumes due to contract changes in late 2006. Production of oil usually is not affected by seasonal swings in demand.

       Excluding the impact of gains and losses on derivatives, Anadarko's average crude oil price for the quarter ended March 31, 2007 decreased 7% compared to the same period of 2006. The lower crude oil prices were attributed primarily to the global differential supply and demand balances, both perceived and real, including the lack of 2006 Gulf of Mexico hurricane impacts on pricing over the six months following the end of hurricane season. As of March 31, 2007, the Company has utilized price risk management on 42% of its anticipated oil and condensate sales volumes for the remainder of 2007.

Natural Gas Liquids Sales Volumes and Average Prices

	Quarter Ended
	March 31

	2007	2006

Total (MMBbls)	4	3
MBbls/d	49	31
Price per barrel	$35.65	$38.88

       The Company's daily NGLs sales volumes for the quarter ended March 31, 2007 increased 58% compared to the same period of 2006 primarily due to the 2006 acquisitions, which contributed 14 MBbls/d. For the quarter ended March 31, 2007, the average NGLs price decreased 8% compared to the same period of 2006. NGLs production is dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs.

Gathering, Processing and Marketing Revenues

	Quarter Ended
	March 31

millions	2007	2006

Gathering and processing sales	$328	$8
Marketing sales	33	8

Total	$361	$16

       During the first quarter of 2007, gathering and processing sales increased $320 million compared to the same period of 2006 due to gathering and processing operations acquired with the 2006 acquisitions. Gathering and processing revenues represent revenues derived from gathering and processing natural gas from sources other than the Company's production. Marketing sales primarily represent the revenues earned on sales of third party gas, oil and NGLs, net of the related purchases.

Costs and Expenses

	Quarter Ended
	March 31

millions	2007	2006

Oil and gas operating	$328	$124
Oil and gas transportation and other	107	75
Gathering, processing and marketing	299	18
General and administrative	231	105
Depreciation, depletion and amortization	845	293
Other taxes	351	107
Impairments	6	13

Total	$2,167	$735

       During the first quarter of 2007, Anadarko's costs and expenses increased 195% compared to the first quarter of 2006 due to the following factors:

-

Oil and gas operating expense increased 165% primarily due to $154 million in operating expenses on properties acquired with the 2006 acquisitions, as well as increases in workover activity and higher costs associated with increased industry demand for services and materials.

-	Oil and gas transportation and other expenses increased 43%. Transportation expenses increased primarily due to higher volumes transported as a result of the 2006 acquisitions.
-

Gathering, processing and marketing expenses increased $281 million. Costs associated with gathering and processing operations increased $241 million primarily due to facilities acquired with Western and Kerr-McGee. Marketing transportation and cost of product increased $40 million primarily due to higher volumes transported as a result of the 2006 acquisitions and the assumption of firm transportation contracts in 2006.

-

General and administrative expense increased 120% primarily due to increases of $77 million related to the increase in the number of employees associated with the 2006 acquisitions and rising compensation costs for employees, $41 million related to severance and one-time benefits associated with the Company's post-acquisition asset realignment and restructuring efforts and $10 million related to legal, consulting and audit expenses.

-

Depreciation, depletion and amortization (DD&A) expense increased 188%. DD&A expense associated with oil and gas properties increased $259 million due to higher costs associated with acquiring, finding and developing oil and gas reserves, $220 million due to higher volumes associated with the 2006 acquisitions and $13 million related to higher asset retirement obligation accretion expense. Depreciation of other properties and equipment increased $60 million primarily due to gathering, processing and general properties obtained with the 2006 acquisitions. The total impact of the 2006 acquisitions on DD&A expense was an increase of $511 million.

-

Other taxes increased 228%. The increase includes a $189 million accrual for the estimated impact of a new Algerian exceptional profits tax. See Other Developments. The remaining increase of $55 million is primarily due to the effect of higher production volumes on production taxes.

-	Impairments in the first quarter of 2007 were related to other international activities.

Interest Expense and Other (Income) Expense

	Quarter Ended
	March 31

millions	2007	2006

Interest Expense
Gross interest expense	$355	$66
Capitalized interest	(45)	(13)

Net interest expense	310	53

Other (Income) Expense
Interest income	(11)	(5)
Other	(18)	5

Total other (income) expense	(29)	-

Total	$281	$53

       Anadarko's gross interest expense for the quarter ended March 31, 2007 increased 438% compared to the same period of 2006. The increase was primarily due to an increase in debt associated with the acquisitions of Kerr-McGee and Western.  For the first quarter of 2007, capitalized interest increased by 246% compared to the same period of 2006. The increase was due to higher capitalized costs that qualify for interest capitalization. For additional information see Acquisitions and Divestitures and Debt below and Interest Rate Risk under Item 3 of this Form 10-Q.

       Other income for the first quarter of 2007 includes $15 million related to favorable litigation accrual adjustments.

Income Tax Expense

	Quarter Ended
	March 31

millions except percentages	2007	2006

Income tax expense	$157	$348
Effective tax rate	67%	38%

       For the quarter ended March 31, 2007, income tax expense related to continuing operations decreased 55% compared to the same period of 2006 primarily due to a decrease in income before income taxes and other items. This decrease is partially offset by foreign taxes in excess of the federal statutory rate. The variance from the 35% statutory rate in the first quarter of 2007 is primarily caused by the accrual of the Algerian exceptional profits tax which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, state income taxes and other items. Excluding the portion of the first quarter 2007 accrual for the Algeria exceptional profits tax related to 2006 sales, the net effective tax rate would have been about 49%. The variance from the 35% statutory rate in the first quarter of 2006 is caused by foreign taxes in excess of federal statutory rates, state income taxes and other items.

       Estimated current tax expense related to the anticipated taxable gains from the 2007 divestitures will have a corresponding reduction to deferred tax expense. As a result, total income taxes and the effective tax rate for the first quarter of 2007 was not impacted by the anticipated divestitures.

Acquisitions and Divestitures

       In August 2006, Anadarko acquired Kerr-McGee and Western in separate all-cash transactions. Anadarko initially financed $22.5 billion for the acquisitions through a 364-day committed acquisition facility with plans to repay it with proceeds from asset divestitures, free cash flow from operations and the issuance of equity, debt and bank financing during the term of the facility. In November 2006, Anadarko sold its wholly-owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before taxes. See Discontinued Operations.

       As of March 31, 2007, the Company had reduced the amount owed under the 364-day facility to approximately $9.6 billion with divestiture proceeds, proceeds from new long-term debt issuances and cash flow from operations. Anadarko intends to further reduce leverage in 2007 through a combination of continued asset divestitures, cash flow from operations and possible securities offerings. See Outlook.

Divestitures closed in 2007 Through April 2007, the Company closed several unrelated divestiture transactions representing approximately $5.5 billion before income taxes. In January 2007, the Company sold its interests in the Knotty Head and Big Foot oil discoveries, as well as the Big Foot North prospect in the Gulf of Mexico, for $0.9 billion. During February 2007, Anadarko also closed on the sale of its Genghis Khan discovery in the deepwater Gulf of Mexico for $1.3 billion. In March 2007, Anadarko divested control of its interests in 28 Permian basin oil fields in West Texas for $1.0 billion (see Off Balance Sheet Arrangements), sold its Vernon and Ansley fields, located in Jackson Parish, Louisiana, for $1.5 billion and sold its interests in the Elk basin and Gooseberry area of the Northern Rockies for $0.4 billion. In April 2007, Anadarko sold its interests in the Williston basin area of the Northern Rockies for $0.4 billion. Anadarko has used the net proceeds from these divestitures to further reduce debt. While certain amounts of these proceeds were included in cash at March 31, 2007, they were subsequently used to reduce debt in April 2007.

Divestures with pending agreements In February 2007, Anadarko signed an agreement to sell its interests in certain natural gas properties in Oklahoma and Texas for $860 million. In March 2007, the Company agreed to sell a 23% working interest in the K2 Unit in the Gulf of Mexico for $1.2 billion. Following this transaction, Anadarko will remain the K2 Unit operator with a 42% working interest. In April 2007, Anadarko signed an agreement to sell certain of its interests in the Austin Chalk play in central and east Texas for $750 million. These transactions are expected to close in the second quarter of 2007. Anadarko will use net proceeds from these divestitures to further reduce debt.

Capital Resources and Liquidity

Overview     Anadarko's primary sources of cash during the first quarter of 2007 were divestiture transactions and cash flow from operating activities. The Company used cash primarily to retire debt, to fund Anadarko's capital spending program and pay dividends. The Company funded its capital investment program during the first quarter of 2007 primarily through cash flow from operating activities.

Cash Flow from Operating Activities     Anadarko's cash flow from continuing operating activities during the quarter ended March 31, 2007 was $880 million compared to $904 million for the same period of 2006. The decrease in cash flow was attributed to lower commodity prices and higher costs and expenses.

       The Company expects estimated tax payments to have a significant impact on 2007 cash flow from operating activities as a result of divestitures. This expected decrease will effectively be offset by an increase in cash flow from investing activities where proceeds from divestitures are presented before income taxes. Excluding the impact of acquisitions and divestitures, fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities.

Debt     At March 31, 2007, Anadarko's total debt was $21.3 billion compared to total debt of $23.0 billion at December 31, 2006. During the first quarter of 2007, the Company repaid an aggregate principal amount of $1.7 billion of debt that was outstanding as of December 31, 2006.

       In April 2007, the Company refinanced the remaining balance of its 364-day acquisition facility with a new $8 billion 354-day credit facility due March 31, 2008. The variable-rate facility is based on the London Interbank Offered Rate (LIBOR) and had a weighted-average interest rate of approximately 5.97% at inception.

Capital Expenditures     The following table shows the Company's capital expenditures relating to continuing operations, by category.

	Quarter Ended
	March 31

millions	2007	2006

Development	$681	$500
Exploration	147	113
Property acquisition
Development - proved	8	-
Exploration - unproved	15	84
Capitalized interest and internal costs related to exploration
and development activities	87	50

Total oil and gas	938	747
Gathering and other	156	37

Total*	$1,094	$784

* Includes actual asset retirement expenditures of $15 million and $3 million, respectively.

       During the quarter ended March 31, 2007, Anadarko's capital spending increased 40% compared to the same period of 2006, primarily due to capital expenditures of the acquired companies, mostly related to onshore development drilling and gathering facilities, and rising service and material costs. The variances in the mix of oil and gas spending reflect the Company's available opportunities based on the near-term ranking of projects by net asset value potential.

Dividends     In the first quarter of 2007 and 2006, Anadarko paid $43 million and $41 million, respectively, in dividends to its common stockholders (nine cents per share in both 2007 and 2006). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

       The covenants in certain of the Company's agreements provide for a maximum capitalization ratio of 67% debt until September 30, 2007. After September 30, 2007, the maximum capitalization ratio under covenants of its agreements is 60% debt. As of March 31, 2007, Anadarko's capitalization ratio was 58%.

       Although the covenants do not specifically restrict the payment of dividends, the Company could be limited in the amount of dividends it could pay in order to stay below the maximum capitalization ratio. Based on these covenants, retained earnings of approximately $4.8 billion were not limited as to the payment of dividends.

       During each of the quarters ended March 31, 2007 and 2006, Anadarko also paid $1 million in preferred stock dividends.

Outlook    The Company's goals include continuing to find or acquire high-margin oil and gas reserves at competitive prices while keeping operating costs at efficient levels. Anadarko completed the acquisitions of Kerr-McGee and Western in August 2006 in two separate all-cash transactions. These transactions required $22.5 billion of capital which was initially funded through a 364-day acquisition facility. The Company announced its intention to repay the borrowings under the acquisition facility with proceeds from asset divestitures, free cash flow from operations and the potential issuances of equity, debt and bank financing. As of March 31, 2007, Anadarko had reduced the aggregate principal amount outstanding under the acquisition facility to approximately $9.6 billion.

       In April 2007, the Company used proceeds from divestitures to repay a portion of the initial acquisition facility and refinanced the remaining balance with a new 354-day, $8 billion facility which matures in March 2008. Anadarko intends to further reduce leverage during the remainder of 2007.

       Anadarko has signed additional separate and unrelated agreements with various companies for the divestiture of certain interests in the Gulf of Mexico and properties onshore in the United States for a combined total of approximately $3 billion before income taxes. These agreements are expected to close in the second quarter of 2007.

       In addition, the Company expects to divest certain other assets by the end of 2007, with expected incremental after-tax proceeds totaling between $2 billion and $5 billion. The net after tax proceeds from each of these transactions will be used to reduce indebtedness.

       The Company estimates that approximately 15% of the first quarter 2007 sales volumes are associated with the properties which have been or are expected to be divested by year end. After the divestitures are complete, the Company expects proved reserves of the new Anadarko to be between 2.4 to 2.5 billion BOE, slightly higher than at the beginning of 2006. The goal of the Kerr-McGee and Western acquisitions was to provide for a more economically efficient platform with improved and more consistent growth potential. The new portfolio is expected to be better balanced, with lower-risk U.S. onshore resource plays complementing the volatility inherent in the Company's deepwater Gulf of Mexico and international programs. The Company believes the acquisitions and subsequent portfolio restructuring will have the following key benefits:

  A lower-risk, more efficient portfolio of core producing properties;

  A larger and high-quality resource portfolio, which should result in more consistent and predictable reserve and production performance;

  An expanded leasehold position, which provides access to exploration opportunities worldwide;

  A substantial inventory of identified prospects, which will help deliver value from the exploratory drilling program over many years to come; and

  Expanded technical capabilities, combining the exploration, development, project management and operational skill sets of all three companies.

       The Company currently expects 2007 capital spending to be approximately $4.2 billion. The Company has allocated about 69% of capital spending to development activities, 16% to exploration activities, 12% to gas gathering and processing activities, with the remaining 3% for capitalized interest, overhead and other items. The Company's capital discipline strategy is to set capital activity at levels that are self-funding. Anadarko believes that its expected level of cash flow, and continued discipline in its capital spending activity, will be sufficient to fund the Company's projected operational program for 2007.

       If capital expenditures exceed operating cash flow, funds are supplemented as needed by short-term borrowings under commercial paper, money market loans or credit agreement borrowings. To facilitate such borrowings, the Company has in place a $750 million committed credit agreement, which is supplemented by various noncommitted credit lines that may be offered by certain banks from time to time at then-quoted rates. As of March 31, 2007, the Company had no outstanding borrowings under its credit facility. It is the Company's policy to limit commercial paper borrowing to levels that are fully supported by unused balances from its committed credit facilities. The Company may choose to refinance certain portions of these short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may sell securities under its shelf registration statement filed with the Securities and Exchange Commission.

       The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property divestitures and additional borrowings, to secure funds when needed.

Other Developments

Algeria   Anadarko's operations in Algeria have been governed by an Agreement for Exploration and Exploitation of Liquid Hydrocarbons (PSC) that Anadarko Algeria Corporation entered into in October 1989 with Sonatrach, the national oil company of Algeria. In March 2006, Anadarko received from Sonatrach a letter purporting to give notice under the PSC that enactment of law relating to hydrocarbons triggered Sonatrach's right under the PSC to renegotiate the PSC in order to re-establish the equilibrium of Anadarko's and Sonatrach's interests. Anadarko and Sonatrach reached an impasse over whether Sonatrach has a right to renegotiate the PSC based on this new law and have entered into a formal non-binding conciliation process under the terms of the PSC to try to resolve this dispute. At this time, Anadarko is unable to reasonably estimate what the economic impact under the PSC might be if Sonatrach is successful in modifying the PSC.

       In July 2006, the Algerian parliament approved legislation establishing an exceptional profits tax on foreign companies' Algerian oil and gas production. The legislation provides that an exceptional profits tax ranges from 5% to 50% on exceptional profits whenever the monthly price of Brent crude averages over $30 per barrel, applied retroactively to production from August 1, 2006. The July 2006 legislation did not specify all the aspects necessary to quantify the tax liability, but indicated that regulations clarifying the determination of the tax would be issued in the future. In December 2006, implementing regulations were issued and Sonatrach notified the Company as to the applicable regulatory provisions. The applicable regulatory provisions provide that exceptional profits tax is imposed on gross production at rates of taxation ranging from 5% to 50% based on average daily production volumes for each calendar month. Uncertainty existed as to whether the exceptional profits tax would apply to the full value of production or only to the value of production in excess of $30 per barrel. Anadarko initially expected to record a charge of $58 million in the first quarter, based on the tax being applied only to the amounts in excess of $30 per barrel. In 2006, Anadarko recorded $103 million for the tax.

       In April 2007, Anadarko received information from Algeria that the withholding of the exceptional profits tax is being applied to the full value of revenue rather than to the amounts in excess of $30 per barrel, a possibility that was previously disclosed. This has been evidenced by changes in the Company's crude oil lifting schedule, which has only recently been conveyed to Anadarko by Sonatrach. As a result, Anadarko recorded a charge of $189 million during the first quarter. The amount applicable to 2007 sales is approximately $100 million, with the balance being applicable to 2006 sales.

       At December 31, 2006, Anadarko had 111 million barrels of proved undeveloped reserves in Algeria, the economics of which are sensitive to the exceptional profits tax. Anadarko is reviewing whether these reserves remain economic under existing development plans if the exceptional profits tax is applied to the entire production value. Assuming that the exceptional profits tax applies to the full value of production and this 111 million barrels of existing proved undeveloped Algerian reserves would then become uneconomic, based on the Company's analysis, no full-cost ceiling test impairment would have been required at March 31, 2007.

       In response to the Algerian government's imposition of the exceptional profits tax, the Company has notified Sonatrach of its disagreement with the proposed collection of the exceptional profits tax. The Company believes that the PSC provides fiscal stability through several of its provisions. At this time, the Company cannot determine the ultimate outcome of any possible negotiations or any potential recourse to conciliation or arbitration by either side.

Discontinued Operations

       In November 2006, Anadarko sold its wholly owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before income taxes. Accordingly, the Canadian oil and gas operations have been classified as discontinued operations in the consolidated statements of income and cash flows. Results of discontinued operations for the first quarter of 2007 relate primarily to marketing activities that have been or are expected to be disposed of during 2007. The following table summarizes selected data pertaining to discontinued operations.

	Quarter Ended
	March 31

millions except per share amounts	2007	2006

Revenues	$23	$253

Income from discontinued operations	23	134
Gain on disposition of discontinued operations	20	-

Income from discontinued operations before income taxes	43	134
Income tax expense	16	38

Income from discontinued operations, net of taxes	$27	$96

Earnings per common share from discontinued operations - diluted	$0.06	$0.20

Sales volumes (MMBOE)	-	5

Cash flow provided by operating activities	$11	$318
Capital expenditures	$-	$200

Off-Balance Sheet Arrangements

       In March 2007, Anadarko contributed its working interests in proved and unproved oil and gas reserves located in the Permian basin to an unconsolidated entity, Permian Basin LLC (the LLC). Subsequent to its formation, the LLC loaned $1 billion to Anadarko for a 35-year term. Anadarko has a legal right of setoff and intends to net settle the note payable to the LLC with its interest in the LLC.

       The common equity of the LLC is 95% owned by a third party that also maintains operational control over the assets. In exchange for its contribution of assets to the LLC, Anadarko received a non-controlling, mandatorily redeemable interest in the LLC which entitles Anadarko to a LIBOR-based preferred return on the value of the contributed assets plus a common return consisting of 5% participation in profits, losses and residual value of the LLC. Interest on the $1 billion 35-year note is LIBOR-based, varies based on Anadarko's credit rating, and was 6.35% at March 31, 2007. Interest on the note is due quarterly, while principal is due at maturity, subject to the net settlement provision discussed below. The note is equal in seniority to Anadarko's other unsecured unsubordinated indebtedness and has a maximum 67% debt to capital covenant. The loan was funded through the initial contribution to the LLC by the third-party investor in exchange for a controlling interest in the LLC. Proceeds from the note were used to repay a portion of Anadarko's acquisition facility debt balance.

       Anadarko accounted for the transfer of interests in oil and gas properties in exchange for the LLC interest at fair value, reducing the full cost pool by $1 billion and recognizing its $1 billion investment in the LLC. Anadarko applies the equity method of accounting to its investment in the LLC. The carrying amount of Anadarko's investment in the LLC and the note payable to the LLC, $1 billion each at March 31, 2007, are reflected on the consolidated balance sheet net, since Anadarko has a legal right of setoff and intends to net settle the note and investment in the LLC.

Recent Accounting Developments

       In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 does not require new fair value measurements. Rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. SFAS No. 157 will be effective for Anadarko on January 1, 2008. The Company is currently evaluating the effects of adoption on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company's primary market risks are fluctuations in energy prices and interest rates. These fluctuations can affect revenues and the cost of operating, investing and financing activities. The Company's risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. For information regarding the Company's accounting policies related to derivatives and additional information related to the Company's financial instruments, see Note 1 - Summary of Significant Accounting Policies, Note 6 - Debt and Note 7 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Energy Price Risk   The Company's most significant market risk is the pricing for natural gas, crude oil and NGLs. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a non-cash writedown of the Company's oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. Below is a sensitivity analysis of the Company's commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes   The Company had derivative instruments in place to reduce the price risk associated with future equity production of 421 Bcf of natural gas and 82 MMBbls of crude oil as of March 31, 2007 (excluding physical delivery fixed price contracts not accounted for as derivative instruments). As of March 31, 2007, the Company had a net unrealized loss of $208 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of approximately $450 million. However, this loss would be substantially offset by an increase in the value of that portion of the Company's production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes   As of March 31, 2007, the Company had a net unrealized gain of $5 million (gains of $34 million and losses of $29 million) on derivative financial instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on these derivative instruments would be $7 million.

Interest Rate Risk   As of March 31, 2007, Anadarko had outstanding $11.6 billion of variable-rate debt and $9.7 billion of fixed-rate debt. Excluding the impact of interest rate swaps in place, a 10% increase in LIBOR interest rates would increase gross interest expense approximately $69 million per year. Anadarko is a party to two interest rate swap agreements whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to LIBOR. One swap, which was entered into during March 2006, has an initial term of 25 years and a notional amount of $600 million. The other swap expires in 2007 and has a notional amount of $150 million. These agreements were entered into to better balance the fixed-rate to floating-rate percentage of debt obligations. As of March 31, 2007, the Company had a net unrealized loss of $13 million on the fair value of these agreements. A 10% increase in LIBOR interest rates that were in effect on March 31, 2007, would result in an additional unrealized loss of approximately $39 million on these swaps.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

       Except for the potential changes noted in the following paragraph relating to the Kerr-McGee and Western acquisitions, there were no changes in Anadarko's internal controls over financial reporting during the first quarter of 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

       In August 2006, the Company completed the acquisitions of Kerr-McGee and Western. Management continues to integrate the acquired companies' historical internal control over financial reporting with the Company's internal control over financial reporting. This integration will lead to changes in these controls in future fiscal periods but management does not expect these changes to materially affect the Company's internal control over financial reporting. Management will complete the integration process during 2007.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters    In June 2005 and November 2005, Kerr-McGee Oil and Gas Onshore LP received Notices of Violation from the Colorado Department of Public Health and Environment alleging that allowable air emissions under the Clean Air Act were exceeded with respect to certain production operations in Colorado. Kerr-McGee Oil and Gas Onshore LP also received a letter from the Department of Justice in November 2005 alleging violations of certain air quality and permitting regulations at the Cottonwood and Ouray compressor stations in Uintah County, Utah, which were operated by Westport Oil and Gas Company L.P. prior to Westport's merger with Kerr-McGee. The Department of Justice later alleged that certain air quality regulations were also violated at the Bridge compressor station in Uintah County. The Company has reached a tentative settlement with the state and federal agencies to resolve all of the air issues by agreeing to pay a monetary penalty of $200,000 and by performing Supplemental Environmental Projects valued at $250,000. The settlement will also require the Company to perform certain air emission control measures requiring capital expenditures of approximately $17 million pursuant to a time schedule that is being negotiated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2007.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Period	purchased (1)	per share	or programs	plans or programs (2)

January 1-31	8,507	$42.61	-

February 1-28	13,182	$41.78	-

March 1-31	103,593	$41.75	-

First Quarter 2007	125,282	$41.82	-	$636,000,000

(1)

During the first quarter of 2007, no shares were purchased under the Company's share repurchase program. During the first quarter of 2007, 125,282 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

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

Exhibit		Original Filed	File
Number	Description	Exhibit	Number

3(a)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496

(b)	By-laws of Anadarko Petroleum	3.1 to Form 8-K dated	1-8968
	Corporation, as amended	February 16, 2007

(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
	Restated Certificate of Incorporation	July 28, 2000

(d)	Certificate of Amendment of Anadarko's	3(d) to Form 10-Q	1-8968
	Restated Certificate of Incorporation	for quarter ended
June 30, 2006

4(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
	Cumulative Preferred Stock, Series B	May 6, 1998

(b)	Rights Agreement, dated as of October 29,	4.1 to Form 8-A dated	1-8968
	1998, between Anadarko Petroleum	October 30, 1998
Corporation and The Chase Manhattan Bank

(c)	Amendment No. 1 to Rights Agreement, dated	2.4 to Form 8-K dated	1-8968
	as of April 2, 2000 between Anadarko and	April 2, 2000
The Rights Agent

(d)	$8.0 Billion Term Loan Agreement, dated as of	10.1 to Form 8-K dated	1-8968
	April 10, 2007, among Anadarko Petroleum Corporation and the Lenders	April 13, 2007

(e)	Underwriting Agreement, dated September 14, 2006, among Anadarko Petroleum Corporation and the Underwriters	1.1 to Form 8-K dated September 19, 2006	1-8968

(f)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A.	4.1 to Form 8-K dated September 19, 2006	1-8968

(g)	Second Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.1 to Form 8-K dated October 5, 2006	1-8968

(h)	Ninth Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.2 to Form 8-K dated October 5, 2006	1-8968

Director and Executive Compensation Plans and Arrangements
10(a)	Compensatory Arrangements for Certain Officers	Form 8-K dated	1-8968
January 17, 2007

10(b)	Form of Amendment to Stock Option Agreement	10.1 to Form 8-K dated	1-8968
	dated January 23, 2007	January 23, 2007

*12	Computation of Ratios of Earnings to Fixed
Charges and Earnings to Combined Fixed
Charges and Preferred Stock Dividends

*31(a)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer

*(b)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer

*32	Section 1350 Certifications

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 8, 2007	By:	/s/ R. A. WALKER

R. A. Walker - Senior Vice President,
Finance and Chief Financial Officer