Form 10-Q
period 2007-06-30
ANADARKO PETROLEUM CORP
filed 2007-08-03
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007
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

     Indicate by check mark whether the registrant is a shell company. Yes         No X .

     The number of shares outstanding of the Company's common stock as of June 30, 2007 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	465,735,840

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2007 and 2006	-

	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	-

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2007 and 2006	-

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 4.	Submission of Matters to a Vote of Security Holders	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2007	2006	2007	2006

Revenues and Other
Gas sales	$1,162	$627	$2,237	$1,371
Oil and condensate sales	1,249	1,007	2,327	1,808
Natural gas liquids sales	179	138	336	245
Gathering, processing and marketing sales	486	29	847	45
Other	237	8	249	41

Total	3,313	1,809	5,996	3,510

Costs and Expenses
Oil and gas operating	253	138	581	262
Oil and gas transportation and other	110	88	217	163
Gathering, processing and marketing	336	24	635	42
General and administrative	217	123	448	228
Depreciation, depletion and amortization	706	362	1,551	655
Other taxes	276	101	627	208
Impairments	27	5	33	18

Total	1,925	841	4,092	1,576

Operating Income	1,388	968	1,904	1,934

Interest Expense and Other (Income) Expense
Interest expense	314	51	624	104
Other (income) expense	(23)	(7)	(52)	(7)

Total	291	44	572	97

Income from Continuing Operations Before Income Taxes	1,097	924	1,332	1,837

Income Tax Expense	452	261	609	609

Income from Continuing Operations	645	663	723	1,228

Income from Discontinued Operations, net of taxes	7	152	34	248

Net Income	652	815	757	1,476

Preferred Stock Dividends	-	1	1	2

Net Income Available to Common Stockholders	$652	$814	$756	$1,474

Per Common Share
Income from Continuing Operations - basic	$1.39	$1.44	$1.56	$2.67
Income from Continuing Operations - diluted	$1.38	$1.43	$1.55	$2.65
Income from Discontinued Operations, net of taxes - basic	$0.01	$0.33	$0.07	$0.54
Income from Discontinued Operations, net of taxes - diluted	$0.01	$0.33	$0.07	$0.53
Net Income Available to Common Stockholders - basic	$1.40	$1.77	$1.63	$3.21
Net Income Available to Common Stockholders - diluted	$1.39	$1.76	$1.62	$3.18

Dividends	$0.09	$0.09	$0.18	$0.18

Average Number of Common Shares Outstanding - Basic	465	459	464	460

Average Number of Common Shares Outstanding - Diluted	467	463	466	464

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
millions	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$1,647	$491
Accounts receivable, net of allowance:
Customers	1,290	1,476
Others	1,032	1,815
Other current assets	626	764
Current assets held for sale	-	68

Total	4,595	4,614

Properties and Equipment
Original cost (includes unproved properties of $14,798 and $14,683 as of June 30, 2007 and December 31, 2006, respectively)	50,395	57,965

Less accumulated depreciation, depletion and amortization	11,249	9,226

Net properties and equipment - based on the full cost method of accounting for oil and gas properties	39,146	48,739

Other Assets	932	865

Goodwill and Other Intangible Assets	4,740	4,616

Long-term Assets Held for Sale	1,603	10

Total Assets	$51,016	$58,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,704	$3,501
Accrued expenses	1,122	1,739
Current debt	5,744	11,471
Current liabilities associated with assets held for sale	-	47

Total	9,570	16,758

Long-term Debt	11,138	11,520

Other Long-term Liabilities
Deferred income taxes	11,759	13,240
Other	2,748	2,413
Long-term liabilities associated with assets held for sale	7	-

Total	14,514	15,653

Stockholders' Equity
Preferred stock, par value $1.00 per share (2.0 million shares authorized, 0.05 million shares issued as of June 30, 2007 and December 31, 2006)	46	46

Common stock, par value $0.10 per share (1.0 billion shares authorized, 470.4 million and 467.4 million shares issued as of June 30, 2007
and December 31, 2006, respectively)	47	47
Paid-in capital	5,610	5,429
Retained earnings	10,661	9,919
Treasury stock (0.7 million and 0.4 million shares as of June 30, 2007 and December 31, 2006, respectively)	(30)	(20)
Executives and Directors Benefits Trust, at market value (4.0 million shares as of June 30, 2007 and December 31, 2006)	(208)	(174)

Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(137)	(137)
Foreign currency translation adjustments	(1)	-
Pension and other postretirement plans	(194)	(197)

Total	(332)	(334)

Total	15,794	14,913

Commitments and Contingencies (Note 15 and Note 16)

Total Liabilities and Stockholders' Equity	$51,016	$58,844

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2007	2006	2007	2006

Net Income Available to Common Stockholders	$652	$814	$756	$1,474

Add: Preferred Stock Dividends	-	1	1	2

Net Income	652	815	757	1,476

Other Comprehensive Income (Loss), net of taxes
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) during the period[1]	-	(63)	-	(100)
Reclassification adjustment for (gains) losses included
in net income[2]	2	-	-	-

Total unrealized gains (losses) on derivative instruments	2	(63)	-	(100)
Foreign currency translation adjustments[3]	(1)	99	(1)	97
Pension and other postretirement plans adjustments[4]	3	-	3	1

Total	4	36	2	(2)

Comprehensive Income	$656	$851	$759	$1,474

1net of income tax benefit of:	$-	$38	$-	$59
2net of income tax expense of:	(1)	-	-	-
3net of income tax expense of:	-	(15)	-	(14)
4net of income tax expense of:	(2)	-	(2)	-

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30

millions	2007	2006

Cash Flow from Operating Activities
Net income	$757	$1,476
Less income from discontinued operations, net of taxes	34	248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,551	655
Deferred income taxes	(1,308)	144
Impairments	33	18
(Gains) losses on asset dispositions	(221)	-
Unrealized (gains) losses on derivatives	557	(11)
Other noncash items	62	27
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	675	345
Increase (decrease) in accounts payable and accrued expenses	(1,670)	(498)
Other items - net	683	(59)

Cash provided by (used in) operating activities - continuing operations	1,085	1,849
Cash provided by (used in) operating activities - discontinued operations	165	330

Net cash provided by (used in) operating activities	1,250	2,179

Cash Flow from Investing Activities
Divestitures of properties, equipment and other assets	7,549	5
Additions to properties and equipment	(2,351)	(1,679)
Other - net	(2)	-

Cash provided by (used in) investing activities - continuing operations	5,196	(1,674)
Cash provided by (used in) investing activities - discontinued operations	(69)	(345)

Net cash provided by (used in) investing activities	5,127	(2,019)

Cash Flow from Financing Activities
Retirements of debt	(6,125)	(30)
Proceeds from borrowings, net of offering costs	1,000	20
Increase (decrease) in accounts payable, banks	(42)	140
Dividends paid	(87)	(85)
Settlement of derivatives with a financing element	(43)	-
Purchase of treasury stock	(10)	(122)
Repurchase and retirement of preferred stock	-	(43)
Issuance of common stock	66	60

Cash provided by (used in) financing activities - continuing operations	(5,241)	(60)
Cash provided by (used in) financing activities - discontinued operations	-	(28)

Net cash provided by (used in) financing activities	(5,241)	(88)

Effect of Exchange Rate Changes on Cash - discontinued operations	-	9

Net Increase (Decrease) in Cash and Cash Equivalents	1,136	81

Cash and Cash Equivalents at Beginning of Period	511	739

Cash and Cash Equivalents at End of Period	$1,647	$820

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

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of June 30, 2007 and December 31, 2006, the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

       The accompanying financial statements and notes should be read in conjunction with the Company's 2006 Annual Report on Form 10-K.

Discontinued Operations   The Company's Canadian operations have been classified as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to Anadarko's continuing operations. Information related to discontinued operations is included in Note 3.

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

       The Company is in administrative appeals or under examination by the Internal Revenue Service (IRS) for the 1995-2004 United States tax returns. The IRS began the audits for the 2005-2006 United States tax returns during April 2007. The SENIAT, the Venezuela national tax authority, is currently auditing the 2001-2002 Venezuelan tax returns.

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

       As a result of discontinuing hedge accounting, the Company's reported earnings are more volatile since the derivative gains and losses are recognized in periods preceding the period in which the economically hedged transactions are recognized.

Goodwill   Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually and when impairment indicators arise.

       The change in goodwill during the first six months of 2007 primarily related to purchase price adjustments associated with the allocation of fair value to legal and environmental contingencies and oil, gas and midstream properties, as well as the implementation of FIN 48. Future changes in goodwill may result from, among other things, finalization of preliminary purchase price allocations, changes in deferred income tax liabilities related to previous acquisitions, impairments, future acquisitions or future divestitures.

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

       In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company in the first quarter of 2008. At the present time, the Company does not expect to apply the provisions of SFAS No. 159.

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

millions	Kerr- McGee	Western	Total

Allocation of Purchase Price
Current assets	$2,164	$518	$2,682
Property and equipment	23,759	7,108	30,867
Other assets	1,281	65	1,346
Intangible assets	254	137	391
Goodwill	3,197	387	3,584
Current debt	(309)	(625)	(934)
Other current liabilities	(2,667)	(451)	(3,118)
Long-term debt	(2,280)	-	(2,280)
Deferred income taxes	(7,302)	(2,258)	(9,560)
Other long-term liabilities	(1,581)	(101)	(1,682)

	$16,516	$4,780	$21,296

       The purchase price allocation is based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed in the Kerr-McGee and Western transactions.  The assessment of the fair values of oil and gas properties and certain plant and gathering facilities acquired were based on projections of expected future net cash flows, discounted to present value. Other assets and liabilities were recorded at their historical book values, which the Company believes to represent the best current estimate of fair value. The liabilities assumed include certain amounts associated with contingencies, such as legal, environmental and guarantees, for which the fair values were estimated by management. Assumed long-term debt was recorded at fair value based on the market prices of Kerr-McGee's publicly traded debt as of August 10, 2006. The amount allocated to goodwill is associated with the oil and gas segment and the gathering, processing and marketing segment. The purchase price allocation is preliminary, subject to finalized fair value appraisals and completed evaluations of proved and unproved oil and gas properties, deferred income taxes, contractual arrangements and legal and environmental matters. These and other estimates are subject to change as additional information becomes available and is assessed by Anadarko.

       Allocations of the purchase price to Kerr-McGee's and Western's property and equipment include approximately $13.5 billion for the estimated fair value associated with unproved oil and gas properties. Kerr-McGee's other assets include approximately $1 billion of assets Kerr-McGee previously held for sale. The sale of these assets closed in August 2006 and the proceeds were used to reduce debt incurred to fund the acquisitions. No gain or loss was recognized from the sale of these assets.

       The following table presents summarized pro forma information for Anadarko as if the acquisitions occurred on January 1, 2006.

	Three Months Ended	Six Months Ended

millions except per share amounts	June 30, 2006	June 30, 2006

Revenues and other	$3,366	$6,653
Income from continuing operations	$793	$1,425
Earnings per share from continuing operations - basic	$1.73	$3.10
Earnings per share from continuing operations - diluted	$1.71	$3.07

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

       The pro forma information for the three and six months ended June 30, 2006, is a result of combining the income statements of Anadarko with the results for the periods of Kerr-McGee and Western, adjusted for 1) recording pro forma interest expense on debt incurred to acquire Kerr-McGee and Western; 2) depreciation, depletion and amortization expense of Kerr-McGee and Western calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting; 3) reversal of Kerr-McGee's and Western's historical impairments and gains and losses on sales of oil and gas properties to conform to the full cost method of accounting for oil and gas activities; 4) certain costs that had been expensed under the successful efforts method of accounting that are capitalized under the full cost method of accounting; 5) capitalization of interest expense on a portion of the fair value of unevaluated properties based on estimated levels of exploration and development activity; and 6) the related income tax effects of these adjustments based on the applicable statutory tax rates. Certain historical amounts related to Kerr-McGee's and Western's results were reclassified to conform to the current presentation.

3.  Discontinued Operations, Assets Held for Sale and Other Divestitures

Discontinued Operations   In November 2006, Anadarko sold its wholly-owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before taxes. Accordingly, the results of Anadarko's Canadian operations have been classified as discontinued operations in the consolidated statements of income and cash flows. The disposition is part of a portfolio refocusing effort stemming from the acquisitions of Kerr-McGee and Western. Net proceeds from the Canadian divestiture were used to retire debt. Results of discontinued operations for the three and six months ended June 30, 2007 relate primarily to marketing activities that have been exited during 2007. The following table summarizes the amounts included in income from discontinued operations.

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2007	2006	2007	2006

Revenues and other	$1	$211	$24	$464

Income from discontinued operations	1	86	24	220
Gain (loss) on disposition of discontinued operations	(4)	-	16	-

Income (loss) from discontinued operations before income taxes	(3)	86	40	220
Income tax expense (benefit)	(10)	(66)	6	(28)

Income from discontinued operations, net of taxes	$7	$152	$34	$248

Assets Held for Sale   In July 2007, the Company divested control of its interests in the Chaney Dell and Midkiff/Benedum gas gathering and processing facilities, which include four active processing plants and gathering lines extending across northern Oklahoma and southern Kansas and near Midland, Texas. The carrying amount of subject assets (including an allocation of goodwill of approximately $50 million) and associated liabilities were classified as held for sale at June 30, 2007. The Company received $1.85 billion consideration in this transaction. See Note 15.

Other Divestitures   During the first six months of 2007, the Company closed several unrelated transactions for the divestiture of properties associated with the portfolio refocusing effort realizing proceeds of approximately $7.5 billion before income taxes. In addition, $1.0 billion was received in connection with the transfer of Anadarko's interests in the Permian basin oil and gas properties discussed in Note 15. In July 2007, through the formation of joint ventures and other separate agreements, the Company received approximately $550 million in cash and other consideration, including reimbursement of capital expenditures previously incurred by the Company in connection with the development of certain properties and third-party commitments to fund a portion of the Company's future capital costs with respect to the same properties. Net proceeds from these transactions are being used to further reduce debt.

       Under full cost accounting rules, gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a specific country. Dispositions during the first six months of 2007 did not significantly alter the relationship between capitalized costs and proved reserves; as a result, the proceeds from these transactions were recognized as an adjustment of capitalized costs.

       In revenues and other for the three and six months ended June 30, 2007, other includes gains of $197 million and $221 million, respectively, associated with the divestiture of certain gathering assets.

4.   Inventories

       Inventories are stated at the lower of average cost or market and are released at carrying value. The major classes of inventories, which are included in other current assets, are as follows:

	June 30,	December 31,
millions	2007	2006

Materials and supplies	$193	$158
Crude oil and NGLs	120	55
Natural gas	41	42

Total	$354	$255

5.  Properties and Equipment

       Oil and gas properties include costs of $14.8 billion and $14.7 billion at June 30, 2007 and December 31, 2006, respectively, which were excluded from capitalized costs being amortized. These amounts represent unproved properties and major development projects in which the Company owns a direct interest. At June 30, 2007 and December 31, 2006, the Company's investment in countries where proved reserves have not been established was $0.4 billion and $1.3 billion, respectively. For the first six months of 2007 and 2006, the Company recorded provisions for impairments of $33 million and $18 million, respectively, related to international activities.

      Interest expense during the second quarter of 2007 and 2006 was $367 million and $66 million, respectively. Of these amounts, the Company capitalized $53 million and $15 million, respectively, during the second quarter of 2007 and 2006 as part of the cost of properties. Interest expense during the first six months of 2007 and 2006 was $722 million and $132 million, respectively. Of these amounts, the Company capitalized $98 million and $28 million during the first six months of 2007 and 2006, respectively. The interest rates for capitalization are based on the Company's weighted-average cost of borrowings used to finance the expenditures applied to costs not subject to depreciation and amortization on which exploration, development and construction activities are in progress.

       Properties and equipment include internal costs related to exploration, development and construction activities of $49 million and $39 million capitalized during the second quarter of 2007 and 2006, respectively. For the first six months of 2007 and 2006, the Company capitalized internal costs related to exploration, development and construction activities of $93 million and $79 million, respectively.

6.  Debt

       The following table represents the debt of the Company as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006

millions	Principal	Carrying Value	Principal	Carrying Value

Total debt	$18,707	$16,882	$24,833	$22,991

Less current debt		5,744		11,471

Total long-term debt		$11,138		$11,520

       During the first six months of 2007, the Company redeemed for cash an aggregate principal amount of $6.1 billion of debt that was outstanding as of December 31, 2006.

       Current debt includes a variable-rate 354-day, $8 billion facility which replaced the initial 2006 acquisition facility in April 2007. The new facility is based on London Interbank Offered Rate (LIBOR) and had a weighted-average interest rate of approximately 5.97% at June 30, 2007. As of June 30, 2007, the new facility had an outstanding balance of $5.2 billion, compared to the initial acquisition facility balance of $11 billion at December 31, 2006. Other than the facility amount and maturity date, the terms of the new facility remain substantially the same as the original acquisition facility.

       In March 2007, Anadarko contributed its working interests in proved and unproved oil and gas reserves located in the Permian basin to an unconsolidated entity, Permian Basin LLC (the LLC). Subsequent to its formation, the LLC loaned $1 billion to Anadarko for a 35-year term. In exchange for its contribution of assets to the LLC, Anadarko received a non-controlling interest in the LLC which entitles Anadarko to a LIBOR-based preferred return on the value of the contributed assets plus a common return consisting of a 5% participation in profits, losses and residual value of the LLC. The $1 billion 35-year note has a variable LIBOR-based interest rate, which was 6.36% at June 30, 2007. Because Anadarko has a legal right of setoff and intends to net settle its note payable to the LLC with its interest in the LLC, the $1 billion note does not affect Anadarko's reported debt balance. Other income (expense) for the three and six months ended June 30, 2007 included interest expense on the note of $(16) million and equity-method earnings on Anadarko's investment in the LLC of $17 million. See Note 15.

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

       Settlements of exchange-traded contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange and have nominal credit risk. Over-the-counter traded swaps and options and physical delivery agreements expose the Company to credit risk to the extent the counterparty is unable to meet its settlement commitment. The Company monitors the creditworthiness of each counterparty and assesses the impact, if any, on fair valuation. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses when settling with its swap and option counterparties.

Oil and Gas Activities       At June 30, 2007 and December 31, 2006, the Company had option contracts and swap contracts in place to manage the price risk of a portion of its expected future sales of equity oil and gas production. Effective January 1, 2007, the Company discontinued the use of hedge accounting. As a result of this change, both realized and unrealized gains and losses related to derivative financial instruments that were undertaken to economically hedge the sales price of the Company's future sales of its gas and oil production are recorded to gas sales and oil and condensate sales. For the quarter ended June 30, 2007 and 2006, unrealized gains (losses) of $(18) million and $(2) million, respectively, and realized gains (losses) of $129 million and $(4) million, respectively, were recognized in gas and oil sales. For the six months ended June 30, 2007 and 2006, unrealized gains (losses) of $(512) million and $11 million, respectively, and realized gains (losses) of $380 million and $(10) million, respectively, were recognized in gas and oil sales.

       The fair value of all oil and gas related derivative instruments (excluding physical delivery sales contracts) and the accumulated other comprehensive income balance applicable to the unrealized gains and losses on oil and gas derivative financial instruments that were previously designated as cash flow hedges are as follows:

	June 30,	December 31,
millions	2007	2006

Fair Value -
Current asset	$99	$134
Current liability	(161)	(229)
Long-term asset	58	143
Long-term liability	(79)	(13)

Total	$(83)	$35

Accumulated other comprehensive loss before income taxes	$(18)	$(10)
Accumulated other comprehensive loss after income taxes	$(11)	$(6)

       Below is a summary of the Company's financial derivative instruments related to its oil and gas production as of June 30, 2007. The natural gas prices are NYMEX Henry Hub. The crude oil prices are a combination of NYMEX Cushing and Brent Dated.

	Remainder			Average
	of			2010-
	2007	2008	2009	2012

Natural Gas

Three-Way Collars (thousand MMBtu/d)	30	500	50	-
Price per MMBtu
Ceiling sold price	$11.23	$14.26	$12.60	$-
Floor purchased price	$9.00	$7.50	$7.50	$-
Floor sold price	$6.00	$5.00	$5.00	$-

Two-Way Collars (thousand MMBtu/d)	386	-	-	-
Price per MMBtu
Ceiling sold price	$10.73	$-	$-	$-
Floor purchased price	$6.27	$-	$-	$-

Fixed Price Contracts (thousand MMBtu/d)	265	-	-	-
Price per MMBtu	$7.03	$-	$-	$-

Total (thousand MMBtu/d)	681	500	50	-

Basis Swaps (thousand MMBtu/d)	531	675	180	32
Price per MMBtu	$(1.05)	$(1.10)	$(0.96)	$(0.90)

Crude Oil

Three-Way Collars (MBbls/d)	35	86	48	8
Price per barrel
Ceiling sold price	$86.16	$92.98	$87.04	$87.04
Floor purchased price	$58.57	$56.07	$52.51	$49.35
Floor sold price	$43.57	$41.07	$37.51	$34.34

Two-Way Collars (MBbls/d)	19	-	-	-
Price per barrel
Ceiling sold price	$60.40	$-	$-	$-
Floor purchased price	$44.33	$-	$-	$-

Fixed Price Contracts (MBbls/d)	27	-	-	-
Price per barrel	$51.44	$-	$-	$-

Total (MBbls/d)	81	86	48	8

MMBtu - million British thermal units
MMBtu/d - million British thermal units per day
MBbls/d - thousand barrels per day

       A two-way collar is a combination of options; a sold call and a purchased put. The sold call establishes a maximum price (ceiling) and the purchased put establishes a minimum price (floor) the Company will receive for the commodity volumes specified in the contract. A three-way collar is also a combination of options; a sold call, a purchased put and a sold put. The sold call establishes a maximum price the Company will receive for the commodity volumes specified in the contract. The purchased put establishes a minimum price unless the market price falls below the sold put, at which point the minimum price would be the reference price (i.e., NYMEX) plus the difference between the purchased put and the sold put strike price. The fixed-price contracts consist of swaps and physical delivery contracts and establish a fixed price the Company will receive for the volumes under contract.

Marketing and Trading Activities     Gains and losses attributed to the Company's marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The marketing and trading gains and losses that are attributable to the Company's production are recorded to gas sales, oil and condensate sales and natural gas liquids sales. The marketing and trading gains and losses that are attributable to third-party production are recorded to gathering, processing and marketing sales. The fair values of these derivatives as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
millions	2007	2006

Fair Value -
Current asset	$36	$137
Current liability	(21)	(80)
Long-term asset	6	6
Long-term liability	(4)	(4)

Total	$17	$59

Interest Rate Swap     Anadarko is a party to two interest rate swaps whereby the Company receives a fixed interest rate and pays a floating interest rate. The first swap was entered into in March 2006 and has an initial term of 25 years and a notional amount of $600 million. The second swap, which was acquired with the acquisition of Kerr-McGee, expires in October 2007 and has a notional amount of $150 million. Realized and unrealized gains and losses are recorded to interest expense. The $(49) million fair value of the interest rate swaps is reflected within liabilities. The March 2006 swap qualified and initially was designated for fair value hedge accounting. Under this method, realized gains and losses on the interest rate swaps were recorded to interest expense. The unrealized gains (losses) related to changes in the fair value of the interest rate swap and the hedged debt were also recorded to interest expense and the related increase in fair value of the hedged debt ($8 million) was reflected in the carrying value of the associated long-term debt. Any difference between the changes in the fair value of the swaps and the hedged debt represented hedge ineffectiveness. Effective January 1, 2007, hedge accounting was discontinued for this swap. The change in the fair value of the hedged debt from the inception of the hedge through December 31, 2006 will be amortized to interest expense over the remaining term of the debt.

       In anticipation of the debt financing associated with the acquisitions, Anadarko entered into swaps to fix interest rates and in doing so mitigated a portion of the risk it had to unfavorable interest rate changes prior to the issuance of debt. The transactions qualified for cash flow hedge accounting. Due to favorable interest rate movements during the hedge period, the Company realized a pretax loss of $211 million ($132 million after tax) on these swaps when they settled during September 2006 at the time of the debt issuance. The loss was recorded to accumulated other comprehensive income, and is being amortized to interest expense over the term of the hedged debt. At June 30, 2007, the accumulated other comprehensive loss was $197 million (pretax) and $126 million (after tax). At December 31, 2006, the accumulated other comprehensive loss was $206 million (pretax) and $131 million (after tax).

8.  Preferred Stock

       For the first and second quarters of 2007 and 2006, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of preferred stock.

9.  Common Stock

       The reconciliation between basic and diluted EPS from continuing operations is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income from continuing
operations	$645			$663
Preferred stock dividends	-			1

Income from continuing operations
available to common stockholders	$645	465	$1.39	$662	459	$1.44

Effect of dilutive stock options,
restricted stock and performance-
based stock awards	-	2		-	4

Diluted EPS
Income from continuing operations
available to common stockholders
plus assumed conversion	$645	467	$1.38	$662	463	$1.43

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income from continuing
operations	$723			$1,228
Preferred stock dividends	1			2

Income from continuing operations
available to common stockholders	$722	464	$1.56	$1,226	460	$2.67

Effect of dilutive stock options,
restricted stock and performance-
based stock awards	-	2		-	4

Diluted EPS
Income from continuing operations
available to common stockholders
plus assumed conversion	$722	466	$1.55	$1,226	464	$2.65

       For the three and six months ended June 30, 2007, stock-based awards representing 1.6 million and 3.6 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive. Stock-based awards representing 0.9 million average shares of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive for the three and six months ended June 30, 2006.

       The covenants in certain of the Company's agreements provide for a maximum capitalization ratio of 67% debt until September 30, 2007. After September 30, 2007, the maximum capitalization ratio under covenants of its agreements is 60% debt. Although these covenants do not specifically restrict the payment of dividends, the impact of dividends paid on the Company's debt to total capitalization ratio must be considered prior to the payment of dividends in order to ensure the maximum debt to total capitalization ratio is not exceeded. Based on these covenants, as of June 30, 2007, retained earnings of approximately $7.4 billion were not limited as to the payment of dividends.

10.  Statements of Cash Flows Supplemental Information

       The difference between cash and cash equivalents on the consolidated balance sheet and statement of cash flows at December 31, 2006 is attributable to $20 million cash and cash equivalents of Anadarko's discontinued Canadian operations which is included in Current Assets Held for Sale on the balance sheet.

       The following table presents the amounts of cash paid for interest (net of amounts capitalized) and income taxes, including amounts related to discontinued operations and non-cash transactions.

	Six Months Ended
	June 30

millions	2007	2006

Cash paid:
Interest	$538	$96
Income taxes	$1,080	$209

Non-cash activities:
Receipt of interest in LLC in exchange for interest in oil
and gas properties (See Note 15)	$1,000	$-
Fair value of properties and equipment received
in non-cash exchange transactions	$88	$-

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

Oil and Gas		Gathering,
Exploration		Processing
millions	& Production	& Marketing	Minerals	All Other	Total

Three Months Ended June 30:
2007

Total revenues and other	$2,498	$578	$14	$223	$3,313
Impairments	$16	$11	$-	$-	$27
Operating income (loss)	$1,183	$196	$13	$(4)	$1,388

2006

Total revenues and other	$1,747	$53	$13	$(4)	$1,809
Impairments	$5	$-	$-	$-	$5
Operating income (loss)	$1,049	$(6)	$12	$(87)	$968

Six Months Ended June 30:
2007

Total revenues and other	$4,753	$994	$30	$219	$5,996
Impairments	$17	$16	$-	$-	$33
Operating income (loss)	$1,856	$232	$28	$(212)	$1,904
Net properties and equipment	$35,004	$2,542	$1,174	$426	$39,146
Goodwill	$4,386	$91	$-	$-	$4,477

2006

Total revenues and other	$3,379	$92	$33	$6	$3,510
Impairments	$18	$-	$-	$-	$18
Operating income (loss)	$2,078	$(18)	$31	$(157)	$1,934

December 31, 2006:
Net properties and equipment	$42,802	$4,306	$1,178	$453	$48,739
Goodwill	$4,332	$-	$-	$-	$4,332

12.  Severance and Asset Realignment Expenses

       General and administrative (G&A) expense for the three and six months ended June 30, 2007 includes charges of $41 million and $82 million, respectively, associated with employee severance and benefits arising from the Company's post-acquisition asset realignment and restructuring efforts initiated in the fourth quarter of 2006, including certain charges for stock-based awards and retirement plan costs that were not reasonably estimable until 2007. The $82 million charge for the six months ended June 30, 2007, reflects $26 million in accelerated amortization expense related to stock-based awards held by our employees affected by the restructuring, a $32 million charge for retirement plan termination benefits and a $13 million increase in the estimate of severance costs. As of June 30, 2007, the remaining liability for severance costs was $4 million and is expected to be paid by December 31, 2007.

       G&A expense for the three and six months ended June 30, 2007 also includes a charge of $11 million for office lease termination costs associated with the Company's asset realignment efforts.

13.  Income Taxes

       Following is a summary of income tax expense and effective tax rates for the three and six months ended June 30, 2007 and June 30, 2006, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except percentages	2007	2006	2007	2006

Income tax expense	$452	$261	$609	$609
Effective tax rate	41%	28%	46%	33%

       The variance from the 35% statutory rate in 2007 is primarily caused by the accrual of the Algerian exceptional profits tax (See Note 16) which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, losses in non-taxable foreign jurisdictions, state income taxes (including the effect of a second quarter 2007 state income tax reduction resulting from enacted Texas legislation) and other items. The variance from the 35% statutory rate in 2006 is caused by foreign taxes in excess of federal statutory rates, U.S. residual income tax related to foreign activities, state income taxes (including the effect of a second quarter 2006 state income tax reduction resulting from enacted Texas legislation), excess U.S. foreign tax credits and other items.

       Estimated current tax expense related to the anticipated taxable gains from the 2007 divestitures will have a corresponding reduction to deferred tax expense. As a result, total income taxes and the effective tax rate for the three and six months ended June 30, 2007 were not impacted by the divestitures.

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

       During the six months ended June 30, 2007, the Company made contributions of $4 million to its funded pension plans, $61 million to its unfunded pension plans and $11 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2007, the Company expects to contribute about $3 million to its funded pension plans, $8 million to its unfunded pension plans and $11 million to its unfunded other postretirement benefit plans.

       The following table sets forth Anadarko's pension and other postretirement benefit costs, including amounts associated with Anadarko's Canadian operations that were sold in the fourth quarter of 2006 and are presented as discontinued operations in the accompanying consolidated financial statements. The settlements were triggered by lump sum payments relating to the acquisitions and acquisition-related integration. The curtailments were triggered by a reduced number of participants due to acquisition-related integration. The termination benefits represent benefit enhancements to employees affected by acquisition-related integration.

	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended
	June 30		June 30

millions	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$15	$10	$5	$4
Interest cost	20	10	5	3
Expected return on plan assets	(21)	(12)	-	-
Settlements	4	-	-	-
Amortization of prior service cost	1	-	-	-
Termination benefits	12	-	5	-
Curtailments	(4)	-	(1)	-
Amortization of actuarial losses	5	5	-	-

Net periodic benefit cost	$32	$13	$14	$7

	Pension Benefits		Other Benefits

	Six Months Ended		Six Months Ended
	June 30		June 30

millions	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$31	$20	$9	$8
Interest cost	40	21	10	5
Expected return on plan assets	(42)	(24)	-	-
Settlements	(1)	-	-	-
Amortization of prior service cost	1	-	-	-
Termination benefits	26	-	5	-
Curtailments	(4)	-	(1)	-
Amortization of actuarial losses	10	10	1	1

Net periodic benefit cost	$61	$27	$24	$14

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

       The common equity of the LLC is 95% owned by a third party that also maintains operational control over the assets. In exchange for its contribution of assets to the LLC, Anadarko received a non-controlling interest in the LLC which entitles Anadarko to a LIBOR-based preferred return on the value of the contributed assets plus a common return consisting of a 5% participation in profits, losses and residual value of the LLC. The interest rate on the $1 billion 35-year note is LIBOR-based, varies based on Anadarko's credit rating, and was 6.36% at June 30, 2007. Interest on the note is due quarterly, while principal is due at maturity, subject to the net settlement provision discussed below. The note is equal in seniority to Anadarko's other unsecured unsubordinated indebtedness and contains a maximum 67% debt to capital covenant. The loan was funded through the initial contribution to the LLC by the third-party investor in exchange for a controlling interest in the LLC. Proceeds from the note were used to repay a portion of Anadarko's acquisition facility debt balance.

       Distributions to the LLC interest holders are payable quarterly. Anadarko may redeem its LLC interest and the owner of the controlling interest in the LLC may cause the redemption of Anadarko's LLC interest after March 2022. Anadarko's interest is mandatorily redeemable in March 2037. Redemption of Anadarko's LLC interest for any reason is based on the fair value of Anadarko's capital account in the LLC and is settled net against the fair value of Anadarko's note payable to the LLC.

       Anadarko accounted for the transfer of interests in oil and gas properties in exchange for the LLC interest at fair value, reducing the full cost pool by $1 billion and recognizing its $1 billion investment in the LLC. Anadarko applies the equity method of accounting to its investment in the LLC. The equity method of accounting is being used because Anadarko's interest in the LLC, combined with its consent rights, is more than minor. The carrying amount of Anadarko's investment in the LLC and the note payable to the LLC, $1 billion each at June 30, 2007, are reflected on the consolidated balance sheet net, since Anadarko has a legal right of setoff and intends to settle the note and investment in the LLC on a net basis.

       In July 2007, Anadarko contributed its interests in the Chaney Dell and Midkiff/Benedum natural gas gathering systems and associated processing plants to two separate unconsolidated LLCs in exchange for non-controlling mandatorily redeemable LLC interests. The common equity of each of the LLCs is 95% owned by a third party that also maintains operational control over the assets. Subsequent to the formation of the LLCs, the LLCs, in the aggregate, loaned $1.85 billion to Anadarko for a 35-year term. Anadarko has a legal right of setoff and intends to net settle its notes payable to the LLCs with its interests in the LLCs.

16.  Contingencies

General   Litigation charges and adjustments of zero and $34 million were expensed for the three and six months ended June 30, 2007, respectively. Litigation charges and adjustments of $10 million and $3 million were expensed for the three and six months ended June 30, 2006, respectively. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

Litigation   The Company is subject to various claims from its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis for royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee, and 117 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company's present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright's failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. On September 14, 2005, the trial court declined an early appeal of its order denying the defendants' motion to dismiss. Meanwhile, the discovery process is ongoing. The court has entered an order whereby the case will be tried in phases, with Phase I beginning on August 5, 2008, and Phase II beginning on February 3, 2009. Prior to its acquisition by Anadarko, Kerr-McGee reached a settlement with the government; however, the court has permitted Mr. Wright to conduct additional discovery to test the reasonableness of the settlement. Discovery is currently underway. Management has accrued a liability for the potential settlement by Kerr-McGee.

Deepwater Royalty Relief Act   In 1995, the United States Congress passed the Deepwater Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalty on certain federal leases located in the deep waters of the Gulf of Mexico. After the passage of the DWRRA, the Minerals Management Service (MMS) included price thresholds on leases issued in 1996, 1997 and 2000 that eliminated this royalty relief if these price thresholds were exceeded. The 1998 and 1999 leases did not contain price threshold provisions. Anadarko currently owns interests in several deepwater Gulf of Mexico leases granted during the 1996-2000 time period (some originally owned by Kerr-McGee). In January 2006, the Department of the Interior (DOI) ordered Kerr-McGee Oil and Gas Corporation (KMOG) to pay oil and gas royalties and accrued interest on KMOG's deepwater Gulf of Mexico production associated with eight 1996, 1997 and 2000 leases, for which KMOG believes royalties are suspended under the DWRRA. MMS is an agency of DOI. DOI issued the Order to Pay based on the assertion that DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices exceed certain levels specified by DOI. KMOG believes that DOI does not have the discretion to eliminate royalty relief on the DWRRA leases issued 1996 through 2000 and accordingly, is contesting the Order to Pay additional royalties. In that regard, on March 17, 2006, KMOG filed a lawsuit in the U.S. District Court for the Western District of Louisiana against DOI for injunctive and declaratory relief with respect to DOI's claims for additional royalties. KMOG and DOI agreed to mediate the dispute voluntarily and although the parties participated actively in the mediation, the mediation concluded without resolution of the dispute. KMOG continues to comply with the court's existing order setting the briefing schedule. DOI has been granted leave to file an amended answer with additional affirmative defenses. The Company has accrued a potential liability equal to the royalties (plus accrued interest) that could be paid on the 1996, 1997 and 2000 leases granted in the Gulf of Mexico that contain price threshold provisions. This potential liability is adjusted monthly as sale prices are confirmed. Under the applicable statutes, regulations and lease terms attributable to the 1998 and 1999 leases, no royalties are owed on production from the lease until the applicable royalty suspension volumes are exhausted; accordingly, no amounts have been accrued for potential royalty payments under those leases.

Algeria Exceptional Profits Tax   In July 2006, the Algerian parliament approved legislation establishing an exceptional profits tax on foreign companies' Algerian oil and gas production. In December 2006, implementing regulations regarding this legislation were issued. These regulations provide for an exceptional profits tax imposed on gross production at rates of taxation ranging from 5% to 50% based on average daily production volumes for each calendar month in which the price of Brent crude averages over $30 per barrel, retroactively effective to August 2006 production. Uncertainty existed at that time as to whether the exceptional profits tax would apply to the full value of production or only to the value of production in excess of $30 per barrel. In 2006, Anadarko recorded $103 million for the tax assuming the tax would be applied only to the amounts in excess of $30 per barrel.

       In April 2007, Anadarko received information from Algeria indicating that the withholding of the exceptional profits tax was being applied to the full value of revenue rather than to the amounts in excess of $30 per barrel. This has been evidenced by changes in the Company's crude oil lifting schedule, which has been conveyed to Anadarko by the Algerian national oil company (Sonatrach). As a result, Anadarko has recorded a charge of $339 million during the first six months of 2007. Of this amount, $87 million, or $0.19 per diluted share is related to 2006 sales and income from continuing operations, respectively. The charge for the second quarter of 2007 was $150 million.

       In response to the Algerian government's imposition of the exceptional profits tax, the Company has notified Sonatrach of its disagreement with the collection of the exceptional profits tax. The Company believes that its agreement with Sonatrach provides fiscal stability through several of its provisions. At this time, the Company cannot determine the ultimate outcome of any possible negotiations or any potential recourse to conciliation or arbitration by either side.

Guarantees and Indemnifications  Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly-owned subsidiary that held Kerr-McGee's chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million, which the Company has fully accrued.

       In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for potential future audit adjustments that may be imposed by the Canadian taxing authorities for tax years prior to the sale. The Company believes it is probable that these liabilities will be settled with the purchaser via cash payment. At June 30, 2007, the Company had a $133 million liability for the contingency.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for oil, natural gas, NGLs and other products or services, the price of oil, natural gas, NGLs and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, potential environmental obligations arising from Kerr-McGee's former chemical business, the securities or capital markets, the ability to successfully integrate the operations of the Company, Kerr-McGee and Western, our ability to repay the debt incurred for the acquisition of Kerr-McGee and Western, the successful divestiture of certain non-core assets, the outcome of any proceedings related to the Algerian exceptional profits tax, and other factors discussed in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" included in the Company's 2006 Annual Report on Form 10-K, this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements.

Overview

General      Anadarko Petroleum Corporation's primary line of business is the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and NGLs. The Company's major areas of operations are located in the United States and Algeria. The Company also has activity in China, Brazil and several other countries. The Company's focus is on adding high-margin oil and natural gas reserves at competitive costs and continuing to develop more efficient and effective ways of exploring for and producing oil and gas. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko Petroleum Corporation and its subsidiaries.

       On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee in an all-cash transaction totaling $16.5 billion plus the assumption of $2.6 billion of debt. On August 23, 2006, Anadarko completed the acquisition of Western in an all-cash transaction totaling $4.8 billion plus the assumption of $625 million of debt. Anadarko initially financed $22.5 billion for the acquisitions under a 364-day committed acquisition facility with plans to repay it with proceeds from asset divestitures, free cash flow from operations and the issuance of equity, debt and bank financing during the term of the facility. In November 2006, the Company sold its wholly-owned Canadian oil and gas subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before tax. After-tax proceeds from the divestiture were used to reduce debt under the acquisition facility. Unless noted otherwise, the following information relates to continuing operations and excludes the discontinued Canadian operations. See Acquisitions and Divestitures, Outlook and Discontinued Operations for additional information.

Results of Continuing Operations

Selected Data

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2007	2006	2007	2006

Financial Results
Revenues and other	$3,313	$1,809	$5,996	$3,510
Costs and expenses	1,925	841	4,092	1,576
Interest expense and other (income) expense	291	44	572	97
Income tax expense	452	261	609	609
Income from continuing operations	$645	$663	$723	$1,228
Earnings per common share - diluted	$1.38	$1.43	$1.55	$2.65
Average number of common shares outstanding - diluted	467	463	466	464

Operating Results
Sales volumes (MMBOE)	52	36	111	68

Capital Resources and Liquidity
Cash flow from operating activities			$1,085	$1,849
Capital expenditures			$2,376	$1,686

MMBOE - million barrels of oil equivalent

Financial Results - Continuing Operations

Net Income     In the second quarter of 2007, Anadarko's income from continuing operations was $645 million or $1.38 per share (diluted). This compares to income from continuing operations of $663 million or $1.43 per share (diluted) for the second quarter of 2006. For the six months ended June 30, 2007, Anadarko's income from continuing operations was $723 million or $1.55 per share (diluted). This compares to income from continuing operations of $1.23 billion or $2.65 per share (diluted) for the same period of 2006.

       The decrease in income from continuing operations for the three and six months ended June 30, 2007 compared to the same periods of 2006 was primarily due to lower net commodity prices, higher costs and expenses, higher interest expense and a higher effective tax rate, partially offset by the impact of higher sales volumes. The higher costs and expenses, interest expense and sales volumes were due primarily to the impact of operations assumed and debt incurred with the 2006 acquisitions. Costs and expenses were also impacted by an increase in other taxes related to a new Algeria exceptional profits tax.

       The Company's revenues for the quarter ended June 30, 2007 and 2006 include $(18) million and $(2) million, respectively, related to the recognition of net unrealized gains (losses) on derivatives used to manage price risk on natural gas, oil and condensate and NGLs sales. The Company's revenues for the six months ended June 30, 2007 and 2006 include $(512) million and $11 million, respectively, related to the recognition of net unrealized gains (losses) on derivatives used to manage price risk on natural gas, oil and condensate and NGLs sales. The increase in unrealized gains (losses) is due primarily to an increase in Anadarko's derivative portfolio as a result of the 2006 acquisition of Kerr-McGee, as well as, the discontinuance of hedge accounting for the Company's legacy derivatives effective January 1, 2007.

Revenues and Other

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2007	2006	2007	2006

Gas sales	$1,162	$627	$2,237	$1,371
Oil and condensate sales	1,249	1,007	2,327	1,808
Natural gas liquids sales	179	138	336	245
Gathering, processing and marketing sales	486	29	847	45
Other	237	8	249	41

Total	$3,313	$1,809	$5,996	$3,510

       Anadarko's total revenues and other for the three and six months ended June 30, 2007 increased 83% and 71%, respectively, compared to the same periods of 2006 due to higher sales volumes associated with the August 2006 acquisitions, partially offset by lower realized oil and condensate prices and a decrease in sales volumes associated with 2007 divestitures. Revenues for the six months ended June 30, 2007 were also impacted by lower natural gas prices compared to the same period of 2006. For the three and six months ended June 30, 2007, other includes gains of $197 million and a $221 million, respectively, associated with the divestiture of certain gathering assets.

       The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil, condensate and NGLs. This activity is referred to as price risk management. The impact of price risk management (including realized and unrealized gains and losses) increased total revenues $111 million during the second quarter of 2007 compared to a decrease of $6 million in the second quarter of 2006. The impact of price risk management decreased total revenues $132 million during the first six months of 2007 compared to an increase of $1 million in the first six months of 2006. See Note 7 - Financial Instruments under Item 1 of this Form 10-Q.

Analysis of Oil and Gas Operations Sales Volumes

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

Barrels of Oil Equivalent (MMBOE)
United States	44	27	95	53
Algeria	5	7	12	12
Other International	3	2	4	3

Total	52	36	111	68

Barrels of Oil Equivalent per Day (MBOE/d)
United States	486	304	524	293
Algeria	59	71	66	67
Other International	29	17	23	18

Total	574	392	613	378

MBOE/d - thousand barrels of oil equivalent per day

       Anadarko's daily sales volumes increased 46% for the second quarter of 2007 compared to the second quarter of 2006 primarily due to higher sales volumes associated with the 2006 acquisitions of 252 MBOE/d, partially offset by a decrease in sales volumes of 52 MBOE/d associated with 2007 divestitures in the onshore United States and lower oil sales volumes in Algeria related to the timing of cargo liftings. For the six months ended June 30, 2007, Anadarko's daily sales volumes increased 62% compared to the same period of 2006 primarily due to higher sales volumes associated with the 2006 acquisitions of 265 MBOE/d, partially offset by a decrease in sales volumes of 32 MBOE/d associated with 2007 divestitures in the onshore United States and lower other international oil sales volumes as a result of contract changes in Venezuela.

Natural Gas Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

United States (Bcf)	164	99	362	197
MMcf/d	1,798	1,091	2,000	1,091
Price per Mcf, excluding derivatives	$6.14	$6.20	$6.19	$6.83

Realized gains (losses) on derivatives	$0.47	$(0.01)	$0.68	$(0.02)
Unrealized gains (losses) on derivatives	0.49	0.12	(0.69)	0.13

Total gains (losses) on derivatives	$0.96	$0.11	$(0.01)	$0.11

Total price per Mcf	$7.10	$6.31	$6.18	$6.94

Bcf - billion cubic feet
MMcf/d - million cubic feet per day
Mcf - thousand cubic feet

       The Company's daily natural gas sales volumes for the second quarter of 2007 were up 65% compared to the second quarter of 2006. For the first six months of 2007, the Company's daily natural gas sales volumes were up 83% compared to the same period of 2006. The increases for the three and six months ended June 30, 2007, were primarily due to higher sales volumes associated with the 2006 acquisitions of 892 MMcf/d and 967 MMcf/d, respectively, and higher onshore legacy United States sales volumes primarily in the Haley field and the Rockies, partially offset by decreases in sales volumes of 220 MMcf/d and 126 MMcf/d, respectively, associated with 2007 divestitures in the onshore United States. Production of natural gas is generally not directly affected by seasonal swings in demand.

       Excluding the impact of gains and losses on derivatives, Anadarko's average natural gas price for the three and six months ended June 30, 2007 decreased 1% and 9%, respectively, compared to the same periods of 2006. The relative difference in 2007 and 2006 prices is primarily attributed to a higher than average United States natural gas storage level, return of Gulf of Mexico gas production capacity that was damaged during the 2005 hurricane season and a significant increase of liquefied natural gas supply into the United States. As of June 30, 2007, the Company has implemented price risk management on 37% of its anticipated natural gas wellhead sales volumes for the remainder of 2007.

Crude Oil and Condensate Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

United States (MMBbls)	13	7	26	14
MBbls/d	139	84	143	77
Price per barrel, excluding derivatives	$60.69	$64.17	$56.63	$61.15

Realized gains (losses) on derivatives	$4.09	$(0.44)	$5.14	$(0.44)
Unrealized gains (losses) on derivatives	(5.77)	(1.92)	(8.61)	(1.00)

Total gains (losses) on derivatives	$(1.68)	$(2.36)	$(3.47)	$(1.44)

Total price per barrel	$59.01	$61.81	$53.16	$59.71

Algeria (MMBbls)	5	7	12	12
MBbls/d	59	71	66	67
Price per barrel, excluding derivatives	$69.27	$70.54	$64.03	$67.12

Realized gains (losses) on derivatives	$-	$-	$-	$-
Unrealized gains (losses) on derivatives	(4.80)	-	(3.22)	-

Total gains (losses) on derivatives	$(4.80)	$-	$(3.22)	$-

Total price per barrel	$64.47	$70.54	$60.81	$67.12

Other International (MMBbls)	3	2	4	3
MBbls/d	29	17	23	18
Price per barrel	$58.95	$53.47	$54.43	$50.59

Total (MMBbls)	21	16	42	29
MBbls/d	227	172	232	162
Price per barrel, excluding derivatives	$62.71	$65.75	$58.50	$62.41

Realized gains (losses) on derivatives	$2.49	$(0.21)	$3.19	$(0.21)
Unrealized gains (losses) on derivatives	(4.77)	(0.93)	(6.25)	(0.47)

Total gains (losses) on derivatives	$(2.28)	$(1.14)	$(3.06)	$(0.68)

Total price per barrel	$60.43	$64.61	$55.44	$61.73

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the three and six months ended June 30, 2007 were up 32% and 43%, respectively, compared to the same periods of 2006. For both the three and six months ended June 30, 2007, the increases were primarily due to higher sales volumes associated with the 2006 acquisitions of 90 MBbls/d, partially offset by a decrease in sales volumes of 12 MBbls/d and 7 MBbls/d, respectively, associated with 2007 divestitures in the onshore United States and a decrease in Venezuela sales volumes due to contract changes in late 2006. Sales volumes for the three months ended June 30, 2007 were also impacted by a decrease in Algeria volumes related to the timing of cargo liftings. Production of oil usually is not affected by seasonal swings in demand.

       Excluding the impact of gains and losses on derivatives, Anadarko's average crude oil price for the three and six months ended June 30, 2007 decreased 5% and 6%, respectively, compared to the same periods of 2006. The lower crude oil prices were attributed primarily to the global differential supply and demand balances, both perceived and real, including the lack of 2006 Gulf of Mexico hurricane impacts on pricing over the six months following the end of hurricane season. As of June 30, 2007, the Company has utilized price risk management on 44% of its anticipated oil and condensate sales volumes for the remainder of 2007.

Natural Gas Liquids Sales Volumes and Average Prices

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

Total (MMBbls)	4	4	9	6
MBbls/d	47	38	48	35
Price per barrel	$41.88	$39.66	$38.73	$39.32

       The Company's daily NGLs sales volumes for the three and six months ended June 30, 2007 increased 24% and 37%, respectively, compared to the same period of 2006 primarily due to the 2006 acquisitions, which contributed 13 MBbls/d for both periods of 2007. For the three and six months ended June 30, 2007, the average NGLs price increased 6% and decreased 2% compared to the same period of 2006, respectively. NGLs sales volumes are dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs.

Gathering, Processing and Marketing Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2007	2006	2007	2006

Gathering and processing sales	$434	$5	$762	$13
Marketing sales	52	24	85	32

Total	$486	$29	$847	$45

       During the three and six months ended June 30, 2007, gathering and processing sales increased $429 million and $749 million, respectively, compared to the same periods of 2006 due to gathering and processing operations acquired with the 2006 acquisitions. Gathering and processing revenues represent revenues derived from gathering and processing natural gas from sources other than the Company's production. Marketing sales primarily represent the revenues earned on sales of third party gas, oil and NGLs, net of the related purchases.

Costs and Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2007	2006	2007	2006

Oil and gas operating	$253	$138	$581	$262
Oil and gas transportation and other	110	88	217	163
Gathering, processing and marketing	336	24	635	42
General and administrative	217	123	448	228
Depreciation, depletion and amortization	706	362	1,551	655
Other taxes	276	101	627	208
Impairments	27	5	33	18

Total	$1,925	$841	$4,092	$1,576

       During the second quarter of 2007, Anadarko's costs and expenses increased 129% compared to the second quarter of 2006 due to the following factors:

-	Oil and gas operating expense increased 83% primarily due to $121 million in operating expenses on properties acquired with the August 2006 acquisitions.
-	Oil and gas transportation and other expenses increased 25%. Transportation expenses increased primarily due to higher volumes transported as a result of the 2006 acquisitions.
-

Gathering, processing and marketing (GPM) expenses increased $312 million. Costs associated with gathering and processing operations increased $283 million primarily due to facilities acquired with Western and Kerr-McGee. Marketing transportation and cost of product increased $29 million primarily due to higher volumes transported as a result of the 2006 acquisitions and the assumption of firm transportation contracts in 2006.

-

General and administrative (G&A) expense increased 76% primarily due to increases of $66 million related to the increase in the number of employees associated with the 2006 acquisitions and rising compensation costs for employees and $41 million related to severance, one-time benefits and lease termination costs associated with the Company's post-acquisition asset realignment and restructuring efforts.

-

Depreciation, depletion and amortization (DD&A) expense increased 95%. DD&A expense associated with oil and gas properties increased $166 million due to higher volumes associated with the 2006 acquisitions, $133 million due to higher costs associated with acquiring, finding and developing oil and gas reserves and $13 million related to higher asset retirement obligation accretion expense. Depreciation of other properties and equipment increased $32 million primarily due to gathering, processing and general properties obtained with the 2006 acquisitions. The total impact of the 2006 acquisitions on DD&A expense was an increase of $441 million.

-

Other taxes increased 173%. The increase includes $150 million related to a new Algerian exceptional profits tax. See Other Developments. The remaining increase of $25 million is primarily due to the effect of higher sales volumes on production taxes.

-	Impairments in the second quarter of 2007 were related to other international activities.

       For the six months ended June 30, 2007, Anadarko's costs and expenses increased 160% compared to the same period of 2006 due to the following factors:

-

Oil and gas operating expense increased 122% primarily due to $275 million in operating expenses on properties acquired with the 2006 acquisitions, as well as increases in workover activity and higher costs associated with increased industry demand for services and materials.

-	Oil and gas transportation and other expenses increased 33%. Transportation expenses increased primarily due to higher volumes transported as a result of the 2006 acquisitions.
-

GPM expenses increased $593 million. Costs associated with gathering and processing operations increased $525 million primarily due to facilities acquired with Western and Kerr-McGee. Marketing transportation and cost of product increased $68 million primarily due to higher volumes transported as a result of the 2006 acquisitions and the assumption of firm transportation contracts in 2006.

-

G&A expense increased 96% primarily due to increases of $142 million related to the increase in the number of employees associated with the 2006 acquisitions and rising compensation costs for employees and $82 million related to severance, one-time benefits and lease termination costs associated with the Company's post-acquisition asset realignment and restructuring efforts.

-

DD&A expense increased 137%. DD&A expense associated with oil and gas properties increased $394 million due to higher volumes associated with the 2006 acquisitions, $384 million due to higher costs associated with acquiring, finding and developing oil and gas reserves and $26 million related to higher asset retirement obligation accretion expense. Depreciation of other properties and equipment increased $92 million primarily due to gathering, processing and general properties obtained with the 2006 acquisitions. The total impact of the 2006 acquisitions on DD&A expense was an increase of $952 million.

-

Other taxes increased 201%. The increase includes $339 million related to the Algerian exceptional profits tax. The remaining increase of $80 million is primarily due to the effect of higher sales volumes on production taxes.

-	Impairments in the first six months of 2007 were related to other international activities.

Interest Expense and Other (Income) Expense

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2007	2006	2007	2006

Interest Expense
Gross interest expense	$367	$66	$722	$132
Capitalized interest	(53)	(15)	(98)	(28)

Net interest expense	314	51	624	104

Other (Income) Expense
Interest income	(34)	(6)	(45)	(11)
Foreign currency exchange (gains) losses	13	(1)	10	(1)
Other	(2)	-	(17)	5

Total other (income) expense	(23)	(7)	(52)	(7)

Total	$291	$44	$572	$97

       Anadarko's gross interest expense for the three and six months ended June 30, 2007 increased 456% and 447%, respectively, compared to the same periods of 2006. The increases were primarily due to an increase in debt associated with the acquisitions of Kerr-McGee and Western.  For the three and six months ended June 30, 2007, capitalized interest increased by 253% and 250%, respectively, compared to the same period of 2006 due to higher capitalized costs that qualify for interest capitalization. For additional information, see Acquisitions and Divestitures and Debt below and Interest Rate Risk under Item 3 of this Form 10-Q.

       Other income for the first six months of 2007 includes $15 million related to favorable litigation accrual adjustments.

Income Tax Expense

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except percentages	2007	2006	2007	2006

Income tax expense	$452	$261	$609	$609
Effective tax rate	41%	28%	46%	33%

      For the three and six months ended June 30, 2007, income tax expense related to continuing operations increased 73% and 0%, respectively, compared to the same periods of 2006 primarily due to a change in income before income taxes and variances from the statutory rate.

       The variance from the 35% statutory rate in 2007 is primarily caused by the accrual of the Algerian exceptional profits tax which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, losses in non-taxable foreign jurisdictions, state income taxes (including the effect of a second quarter 2007 state income tax reduction resulting from enacted Texas legislation) and other items. The variance from the 35% statutory rate in 2006 is caused by foreign taxes in excess of federal statutory rates, U.S. residual income tax related to foreign activities, state income taxes (including the effect of a second quarter 2006 state income tax reduction resulting from enacted Texas legislation), excess U.S. foreign tax credits and other items.

       Estimated current tax expense related to the anticipated taxable gains from the 2007 divestitures will have a corresponding reduction to deferred tax expense. As a result, total income taxes and the effective tax rate for the three and six months ended June 30, 2007 were not impacted by the divestitures.

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

       The initial acquisition facility was replaced in April 2007 with a variable-rate 354-day, $8 billion facility. Other terms of the facility remain substantially the same as the original acquisition facility. As of June 30, 2007, the Company had reduced the initial amount owed under the facilities from $22.5 billion to approximately $5.2 billion, using divestiture proceeds, proceeds from new long-term debt issuances and cash flow from operations. Anadarko intends to continue reducing leverage in 2007 through a combination of asset divestitures, cash flow from operations and possible securities offerings. See Outlook.

Divestitures closed in 2007 Through July 2007, the Company has closed several unrelated divestiture transactions representing approximately $11 billion before income taxes. The most significant of these transactions are discussed below.

       In January 2007, the Company sold its interests in the Knotty Head and Big Foot oil discoveries, as well as the Big Foot North prospect in the Gulf of Mexico, for $0.9 billion. During February 2007, Anadarko also closed the sale of its Genghis Khan discovery in the deepwater Gulf of Mexico for $1.3 billion. In March 2007, Anadarko divested control of its interests in 28 Permian basin oil fields in West Texas for $1.0 billion (see Off-Balance Sheet Arrangements), sold its Vernon and Ansley fields located in Jackson Parish, Louisiana, for $1.5 billion and sold its interests in the Elk basin and Gooseberry area of the Northern Rockies for $0.4 billion.

       In April 2007, Anadarko sold its interests in the Williston basin area of the Northern Rockies for $0.4 billion. In May 2007, Anadarko sold its interests in certain natural gas properties in Oklahoma and Texas for $0.9 billion and also sold a 23% working interest in the K2 Unit in the Gulf of Mexico for $1.2 billion. Anadarko remains the K2 Unit operator with a 42% working interest. In June 2007, Anadarko sold certain of its interests in the Austin Chalk play in central and east Texas for $0.8 billion.

       In July 2007, the Company divested control of its interests in the Chaney Dell and Midkiff/Benedum natural gas gathering systems and associated processing plants for $1.85 billion. These assets generated 3.5% of Anadarko's operating income during the first six months of 2007.

       Also in July 2007, through the formation of joint ventures and other separate agreements, the Company received approximately $0.6 billion in cash and other consideration, including reimbursement of capital expenditures previously incurred by the Company in connection with the development of certain properties and third-party commitments to fund a portion of the Company's future capital costs with respect to the same properties. The net proceeds from these divestitures are being used to further reduce debt.

Divestitures with pending agreements   In May 2007, the Company agreed to divest its 93% interest in Blocks 12 and 13 in Qatar for $0.4 billion. This transaction is expected to close in the second half of 2007. Anadarko will use net proceeds from this divestiture to further reduce debt.

Capital Resources and Liquidity

Overview     Anadarko's primary sources of cash during the first six months of 2007 were divestiture transactions and cash flow from operating activities. The Company used cash primarily to retire debt, to fund Anadarko's capital spending program and to pay income taxes and dividends. The Company funded its capital investment program during the first six months of 2007 primarily through cash flow from operating and investing activities.

Cash Flow from Operating Activities     Anadarko's cash flow from continuing operating activities during the six months ended June 30, 2007 was $1.09 billion compared to $1.85 billion for the same period of 2006. The decrease in cash flow was attributed to higher costs and expenses, the effect of estimated tax payments associated with divestitures and lower commodity prices, partially offset by the impact of higher volumes associated with the acquisitions. Income tax payments of $1.1 billion associated with divestiture proceeds were made in the six months ended June 30, 2007.

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

Debt     At June 30, 2007, Anadarko's total debt was $16.9 billion compared to total debt of $23.0 billion at December 31, 2006. During the first six months of 2007, the Company repaid an aggregate principal amount of $6.1 billion of debt that was outstanding as of December 31, 2006.

       In April 2007, the Company refinanced the remaining balance of its 364-day acquisition facility with a new $8 billion 354-day credit facility due March 31, 2008. The variable-rate facility, which had a balance of $5.2 billion at June 30, 2007, is based on the London Interbank Offered Rate (LIBOR) and had an average interest rate of approximately 5.97% at June 30, 2007.

Capital Expenditures     The following table shows the Company's capital expenditures relating to continuing operations, by category.

	Six Months Ended
	June 30

millions	2007	2006

Development	$1,491	$1,106
Exploration	301	204
Property acquisition
Development - proved	8	-
Exploration - unproved	19	176
Capitalized interest and internal costs related to exploration
and development activities	188	100

Total oil and gas	2,007	1,586
Gathering and other	369	100

Total*	$2,376	$1,686

* Includes actual asset retirement expenditures of $25 million and $7 million, respectively.

       During the six months ended June 30, 2007, Anadarko's capital spending increased 41% compared to the same period of 2006 primarily due to capital expenditures of the acquired companies, mostly related to onshore development drilling and gathering facilities, and rising service and material costs. The variances in the mix of oil and gas spending reflect the Company's available opportunities based on the near-term ranking of projects by net asset value potential.

Dividends     In the first six months of 2007 and 2006, Anadarko paid $86 million and $83 million, respectively, in dividends to its common stockholders (nine cents per share in the first and second quarters of both 2007 and 2006). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

       The covenants in certain of the Company's agreements provide for a maximum capitalization ratio of 67% debt until September 30, 2007. After September 30, 2007, the maximum capitalization ratio under covenants of its agreements is 60% debt. As of June 30, 2007, Anadarko's capitalization ratio was 52%.

       Although these covenants do not specifically restrict the payment of dividends, the impact of dividends paid on the Company's debt to total capitalization ratio must be considered prior to the payment of dividends in order to ensure the maximum debt to total capitalization ratio is not exceeded. Based on these covenants, as of June 30, 2007, retained earnings of approximately $7.4 billion were not limited as to the payment of dividends.

       During the six months ended June 30, 2007 and 2006, Anadarko also paid $1 million and $2 million, respectively, in preferred stock dividends.

Outlook    The Company's goals include continuing to find or acquire high-margin oil and gas reserves at competitive prices while keeping operating costs at efficient levels. Anadarko completed the acquisitions of Kerr-McGee and Western in August 2006 in two separate all-cash transactions. These transactions required $22.5 billion of capital which was initially funded through a 364-day acquisition facility. In April 2007, Anadarko refinanced the remaining balance with a new 354-day, $8 billion facility which matures in March 2008. As of June 30, 2007, the Company had reduced the initial amount owed under a facility from $22.5 billion to approximately $5.2 billion using divestiture proceeds, long-term debt issuance proceeds and cash flow from operations.  Anadarko intends to further reduce leverage during the remainder of 2007.

       In July 2007, the Company closed three separate unrelated divestiture transactions with before-tax proceeds totaling $2.4 billion. Anadarko has also signed an additional agreement for the divestiture of certain interests in Qatar for $0.4 billion which is expected to close later in the third quarter of 2007.

       Anadarko is evaluating strategic alternatives with respect to certain of its midstream assets, including reducing its economic interest through the formation and initial public offering of a Master Limited Partnership (MLP). Since gathering and processing assets support Anadarko's oil and gas producing activities, Anadarko plans to maintain operational control of the assets and expects to continue to consolidate the results of that business in its financial statements. The net after-tax proceeds from each of these transactions will be used to reduce indebtedness.

       The Company estimates that approximately 13% of the sales volumes for the first six months of 2007 are associated with the properties which have been or are expected to be divested by year end. After the divestitures are complete, the Company expects proved reserves of Anadarko to be between 2.4 to 2.5 billion BOE, slightly higher than at the beginning of 2006. The goal of the Kerr-McGee and Western acquisitions was to provide for a more economically efficient platform with improved and more consistent growth potential. The new portfolio is expected to be better balanced, with lower-risk U.S. onshore resource plays complementing the volatility inherent in the Company's deepwater Gulf of Mexico and international programs. The Company believes the acquisitions and subsequent portfolio realignment will have the following key benefits:

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

       The Company currently expects 2007 capital spending to be approximately $4.4 to $4.6 billion. The Company has allocated about 60% of capital spending to development activities, 18% to exploration activities, 13% to gas gathering and processing activities, with the remaining 9% for capitalized interest, overhead and other items. The Company's capital discipline strategy is to set capital activity at levels that are self-funding. Anadarko believes that its expected level of cash flow, and continued discipline in its capital spending activity, will be sufficient to fund the Company's projected operational program for 2007.

       If capital expenditures exceed operating cash flow, funds are supplemented as needed by short-term borrowings under commercial paper, money market loans or credit agreement borrowings. To facilitate such borrowings, the Company has in place a $750 million committed credit agreement, which is supplemented by various noncommitted credit lines that may be offered by certain banks from time to time at then-quoted rates. As of June 30, 2007, the Company had no outstanding borrowings under its credit facility. The Company's policy is to limit commercial paper borrowing to levels that are fully supported by unused balances from its committed credit facilities. The Company may choose to refinance certain portions of these short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may sell securities under its shelf registration statement filed with the Securities and Exchange Commission in September 2006.

       The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property divestitures and additional borrowings, to secure funds when needed.

       Prices for the Company's natural gas sales in the Rocky Mountains area have declined significantly since March 2007 (relative to other producing areas in the United States) due to insufficient pipeline take-away capacity coupled with reduced summertime demand in the region. However, the Company has been active in trying to protect against the wider basis differentials versus NYMEX index by utilizing basis hedges and firm transportation agreements. While natural gas forward prices for the Rocky Mountains have remained relatively strong for the years 2008 through 2010, in order to reduce the risk of relatively lower prices for the sale of the Company's future production, the Company continues to attempt to fix the basis portion of the price for significant volumes of its Rocky Mountains as well as its Southern Region (Mid-Continent) natural gas sales portfolio. Basis is the difference between NYMEX Henry Hub, Louisiana natural gas prices and those prices of a specific natural gas sales point. During July 2007, the Company entered into basis swaps for 150 thousand MMBtu/d for the year 2008, 125 thousand MMBtu/d for the year 2009 and 110 thousand MMBtu/d for the year 2010.

Discontinued Operations

       In November 2006, Anadarko sold its wholly owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before income taxes. Accordingly, the Canadian oil and gas operations have been classified as discontinued operations in the consolidated statements of income and cash flows. Results of discontinued operations for the three and six months ended June 30, 2007 relate primarily to marketing activities that were exited during 2007. The following table summarizes selected data pertaining to discontinued operations.

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2007	2006	2007	2006

Revenues and other	$1	$211	$24	$464

Income from discontinued operations	1	86	24	220
Gain (loss) on disposition of discontinued operations	(4)	-	16	-

Income (loss) from discontinued operations before income taxes	(3)	86	40	220
Income tax expense (benefit)	(10)	(66)	6	(28)

Income from discontinued operations, net of taxes	$7	$152	$34	$248

Earnings per common share from discontinued operations - diluted	$0.01	$0.33	$0.07	$0.53

Sales volumes (MMBOE)	-	5	-	10

Cash flow provided by operating activities			$165	$330
Capital expenditures			$-	$343

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

       The common equity of the LLC is 95% owned by a third party that also maintains operational control over the assets. In exchange for its contribution of assets to the LLC, Anadarko received a non-controlling, mandatorily redeemable interest in the LLC which entitles Anadarko to a LIBOR-based preferred return on the value of the contributed assets plus a common return consisting of a 5% participation in profits, losses and residual value of the LLC. The interest rate on the $1 billion 35-year note is LIBOR-based, varies based on Anadarko's credit rating, and was 6.36% at June 30, 2007. Interest on the note is due quarterly, while principal is due at maturity, subject to the net settlement provision discussed below. The note is equal in seniority to Anadarko's other unsecured unsubordinated indebtedness and contains a maximum 67% debt to capital covenant. The loan was funded through the initial contribution to the LLC by the third-party investor in exchange for a controlling interest in the LLC. Proceeds from the note were used to repay a portion of Anadarko's acquisition facility debt balance.

       Anadarko accounted for the transfer of interests in oil and gas properties in exchange for the LLC interest at fair value, reducing the full cost pool by $1 billion and recognizing its $1 billion investment in the LLC. Anadarko applies the equity method of accounting to its investment in the LLC. The carrying amount of Anadarko's investment in the LLC and the note payable to the LLC, $1 billion each at June 30, 2007, are reflected on the consolidated balance sheet net, since Anadarko has a legal right of setoff and intends to settle the note and investment in the LLC on a net basis.

       In July 2007, Anadarko contributed its interests in the Chaney Dell and Midkiff/Benedum natural gas gathering systems and associated processing plants to two separate unconsolidated LLCs in exchange for non-controlling mandatorily redeemable LLC interests. The common equity of each of the LLCs is 95% owned by a third party that also maintains operational control over the assets. Subsequent to the formation of the LLCs, the LLCs, in the aggregate, loaned $1.85 billion to Anadarko for a 35-year term. Anadarko has a legal right of setoff and intends to net settle its notes payable to the LLCs with its interests in the LLCs.

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

       In July 2006, the Algerian parliament approved legislation establishing an exceptional profits tax on foreign companies' Algerian oil and gas production. In December 2006, implementing regulations regarding this legislation were issued. These regulations provide for an exceptional profits tax imposed on gross production at rates of taxation ranging from 5% to 50% based on average daily production volumes for each calendar month in which the price of Brent crude averages over $30 per barrel, retroactively effective to August 2006 production. Uncertainty existed at that time as to whether the exceptional profits tax would apply to the full value of production or only to the value of production in excess of $30 per barrel. In 2006, Anadarko recorded $103 million for the tax, assuming the tax would be applied only to the amounts in excess of $30 per barrel.

       In April 2007, Anadarko received information from Algeria indicating that the withholding of the exceptional profits tax was being applied to the full value of revenue rather than to the amounts in excess of $30 per barrel. This has been evidenced by changes in the Company's crude oil lifting schedule, which has been conveyed to Anadarko by Sonatrach. As a result, Anadarko has recorded a charge of $339 million during the first six months of 2007. Of this amount, $87 million, or $0.19 per diluted share is related to 2006 sales and income from continuing operations, respectively. The charge for the second quarter of 2007 was $150 million.

       At December 31, 2006, Anadarko had 111 million barrels of proved undeveloped reserves in Algeria, the economics of which are sensitive to the exceptional profits tax. Anadarko determined that these reserves remain economic under existing development plans if the exceptional profits tax is applied to the entire production value.

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

Derivative Instruments Held for Non-Trading Purposes   The Company had derivative instruments in place to reduce the price risk associated with future equity production of 327 Bcf of natural gas and 87 MMBbls of crude oil as of June 30, 2007. As of June 30, 2007, the Company had a net unrealized loss of $83 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of approximately $331 million. However, this loss would be substantially offset by an increase in the value of that portion of the Company's production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes   As of June 30, 2007, the Company had a net unrealized gain of $17 million (gains of $42 million and losses of $25 million) on derivative financial instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes and assuming a 10% increase in underlying commodity prices, the potential additional loss on these derivative instruments would be $9 million.

Interest Rate Risk   As of June 30, 2007, Anadarko had outstanding $7.2 billion of variable-rate debt and $9.7 billion of fixed-rate debt. Excluding the impact of interest rate swaps in place, a 10% increase in LIBOR interest rates would increase gross interest expense approximately $43 million per year. Anadarko is a party to two interest rate swap agreements whereby the Company receives a fixed interest rate and pays a floating interest rate indexed to LIBOR. One swap, which was entered into during March 2006, has an initial term of 25 years and a notional amount of $600 million. The other swap expires in 2007 and has a notional amount of $150 million. These agreements were entered into to better balance the fixed-rate to floating-rate percentage of debt obligations. As of June 30, 2007, the Company had a net unrealized loss of $49 million on these agreements. A 10% increase in LIBOR interest rates that were in effect on June 30, 2007, would result in an additional unrealized loss of approximately $35 million on these swaps.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

       Except for the potential changes noted in the following paragraph relating to the Kerr-McGee and Western acquisitions, there were no changes in Anadarko's internal controls over financial reporting during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters    In June 2005 and November 2005, Kerr-McGee Oil and Gas Onshore LP received Notices of Violation from the Colorado Department of Public Health and Environment alleging that allowable air emissions under the Clean Air Act were exceeded with respect to certain production operations in Colorado. Kerr-McGee Oil and Gas Onshore LP also received a letter from the Department of Justice in November 2005 alleging violations of certain air quality and permitting regulations at the Cottonwood and Ouray compressor stations in Uintah County, Utah, which were operated by Westport Oil and Gas Company, L.P. prior to Westport's merger with Kerr-McGee in 2004. The Department of Justice later alleged that certain air quality regulations were also violated at the Bridge compressor station in Uintah County. The Company has negotiated a Consent Decree with the state and federal agencies to resolve all of the air issues by agreeing to pay a monetary penalty of $200,000 and by performing Supplemental Environmental Projects, at an estimated cost of $250,000. The settlement will also require the Company to perform certain air emission control measures requiring capital expenditures of approximately $18 million over a period of several years. The Consent Decree has been filed with the United States District Court for the District of Colorado in a matter styled United States of America v. Kerr-McGee Corporation. The public comment period on the proposed Consent Decree closed on or about July 2, 2007. Objections to the proposal were lodged by Rocky Mountain Clean Air Action, Natural Resources Defense Council and Southern Utah Wilderness Alliance. The public comments are currently under evaluation by the applicable government entities. The Consent Decree must be approved by the Court before it becomes final.

       On December 28, 2005, a subsidiary of the Company, Kerr-McGee Oil & Gas Onshore LP (formerly known as Westport Oil and Gas Company, L.P.) (KMOG Onshore), received a letter from the Environmental Protection Agency (EPA) alleging that KMOG Onshore constructed well pads and associated roads and pipelines in a wetland adjacent to the Hams Fork River in Lincoln County, Wyoming without obtaining necessary permits required by the Clean Water Act. The letter also directed KMOG Onshore to cease and desist the unauthorized discharge (which Kerr-McGee had already stopped) and undertake removal and restoration activities. A restoration plan has been approved by the EPA. The estimated five year cost for restoration is $900,000. This amount will be used to purchase five acres of land dedicated to wetlands preservation, relocation of facility equipment, re-vegetation and monitoring. The EPA did not require KMOG Onshore to shut in the wells. In addition to implementation of the restoration plan, on June 25, 2007 the EPA proposed an administrative penalty of $157,000 to resolve the violation. The Company is currently in discussions with the EPA to finalize this matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2007.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Period	purchased (1)	per share	or programs	plans or programs (2)

April 1-30	80,787	$44.90	-

May 1-31	17,034	$47.71	-

June 1-30	18,420	$51.20	-

Second Quarter 2007	116,241	$46.31	-	$636,000,000

(1)

During the second quarter of 2007, no shares were purchased under the Company's share repurchase program. During the second quarter of 2007, 116,241 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       On May 16, 2007, the Company held its Annual Meeting of Stockholders. The following table presents the voting results for the items that were presented for stockholder approval:

				Withheld or Abstained
		For	Against

(a)	Election of Class III Directors: *
	Larry Barcus	392,855,793	N/A	13,238,334
	James L. Bryan	392,559,616	N/A	13,534,511
	H. Paulett Eberhart	394,179,747	N/A	11,914,380
	James T. Hackett	392,016,318	N/A	14,077,809

(b)	Ratification of the appointment of KPMG LLP as the independent auditors for 2007	397,963,382	2,563,257	2,507,491

* The Class I and Class II directors whose terms of office continue are as follows: John R. Butler, Jr., Luke R. Corbett, John R. Gordon, Robert J. Allison, Jr. and John W. Poduska, Sr.

Item 6.  Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit		Original Filed	File
Number	Description	Exhibit	Number

3(a)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496

(b)	By-laws of Anadarko Petroleum Corporation, as amended	3.1 to Form 8-K dated February 16, 2007	1-8968

(c)	Certificate of Amendment of Anadarko's Restated Certificate of Incorporation	4.1 to Form 8-K dated July 28, 2000	1-8968

(d)	Certificate of Amendment of Anadarko's Restated Certificate of Incorporation	3(d) to Form 10-Q for quarter ended June 30, 2006	1-8968

4(a)	Certificate of Designation of 5.46% Cumulative Preferred Stock, Series B	4(a) to Form 8-K dated May 6, 1998	1-8968

(b)	Rights Agreement, dated as of October 29, 1998, between Anadarko Petroleum Corporation and The Chase Manhattan Bank	4.1 to Form 8-A dated October 30, 1998	1-8968

(c)	Amendment No. 1 to Rights Agreement, dated as of April 2, 2000 between Anadarko and The Rights Agent	2.4 to Form 8-K dated April 2, 2000	1-8968

(d)	$8.0 Billion Term Loan Agreement, dated as of April 10, 2007, among Anadarko Petroleum Corporation and the Lenders	10.1 to Form 8-K dated April 13, 2007	1-8968

(e)	Underwriting Agreement, dated September 14, 2006, among Anadarko Petroleum Corporation and the Underwriters	1.1 to Form 8-K dated September 19, 2006	1-8968

(f)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A.	4.1 to Form 8-K dated September 19, 2006	1-8968

(g)	Second Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.1 to Form 8-K dated October 5, 2006	1-8968

(h)	Ninth Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.2 to Form 8-K dated October 5, 2006	1-8968

10(a)	Compensatory Arrangements for Certain Officers	Form 8-K dated January 17, 2007	1-8968

(b)	Form of Amendment to Stock Option Agreement	10.1 to Form 8-K dated January 23, 2007	1-8968
dated January 23, 2007

*12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

*31(a)	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

*(b)	Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

*32	Section 1350 Certifications

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

August 2, 2007	By:	/s/ R. A. WALKER

R. A. Walker - Senior Vice President,
Finance and Chief Financial Officer