Form 10-Q
period 2007-09-30
ANADARKO PETROLEUM CORP
filed 2007-11-09
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007
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

     Indicate by check mark whether the registrant is a shell company. Yes        No   X   .

     The number of shares outstanding of the Company's common stock as of September 30, 2007 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	466,357,993

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006	-

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	-

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2007 and 2006	-

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2007	2006*	2007	2006*

Revenues and Other
Gas sales	$871	$1,546	$3,108	$2,917
Oil and condensate sales	1,262	1,500	3,558	3,317
Natural gas liquids sales	175	184	511	429
Gathering, processing and marketing sales	348	258	1,195	303
Gains on divestitures, net	343	3	4,573	26
Other	31	15	58	55

Total	3,030	3,506	13,003	7,047

Costs and Expenses
Oil and gas operating	256	230	868	501
Oil and gas transportation and other	99	89	316	252
Exploration	253	122	614	333
Gathering, processing and marketing	231	186	866	228
General and administrative	171	181	681	462
Depreciation, depletion and amortization	655	502	2,090	961
Other taxes	269	121	869	320
Impairments	-	3	40	19

Total	1,934	1,434	6,344	3,076

Operating Income	1,096	2,072	6,659	3,971

Interest Expense and Other (Income) Expense
Interest expense	222	203	861	312
Other (income) expense	(8)	(14)	(60)	(21)

Total	214	189	801	291

Income from Continuing Operations Before Income Taxes	882	1,883	5,858	3,680

Income Tax Expense	366	573	2,252	1,174

Income from Continuing Operations	516	1,310	3,606	2,506

Income (Loss) from Discontinued Operations, net of taxes	(12)	75	22	320

Net Income	504	1,385	3,628	2,826

Preferred Stock Dividends	1	-	2	2

Net Income Available to Common Stockholders	$503	$1,385	$3,626	$2,824

Per Common Share
Income from continuing operations - basic	$1.10	$2.85	$7.75	$5.45
Income from continuing operations - diluted	$1.10	$2.83	$7.72	$5.40
Income (loss) from discontinued operations, net of taxes - basic	$(0.03)	$0.16	$0.05	$0.69
Income (loss) from discontinued operations, net of taxes - diluted	$(0.03)	$0.16	$0.05	$0.69
Net income available to common stockholders - basic	$1.08	$3.01	$7.80	$6.14
Net income available to common stockholders - diluted	$1.07	$2.99	$7.76	$6.09

Dividends	$0.09	$0.09	$0.27	$0.27

Average Number of Common Shares Outstanding - Basic	466	460	465	460

Average Number of Common Shares Outstanding - Diluted	468	463	467	464

* Financial information for the 2006 periods has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 4.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
millions	2007	2006*

ASSETS
Current Assets
Cash and cash equivalents	$1,243	$491
Accounts receivable, net of allowance:
Customers	1,038	1,476
Others	541	1,815
Other current assets	678	762
Current assets held for sale	23	68

Total	3,523	4,612

Properties and Equipment
Cost (includes unproved properties of $13,755 and $14,519
as of September 30, 2007 and December 31, 2006, respectively)	43,514	46,122
Less accumulated depreciation, depletion and amortization	5,957	4,686

Net properties and equipment - based on the successful efforts method
of accounting for oil and gas properties	37,557	41,436

Other Assets	998	838

Goodwill and Other Intangible Assets	5,169	4,332

Long-term Assets Held for Sale	323	3,746

Total Assets	$47,570	$54,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,406	$3,501
Accrued expenses	1,357	1,739
Current debt	3,549	11,471
Current liabilities associated with assets held for sale	5	47

Total	7,317	16,758

Long-term Debt	11,144	11,520

Other Long-term Liabilities
Deferred income taxes	10,143	11,870
Other	2,794	2,370
Long-term liabilities associated with assets held for sale	7	43

Total	12,944	14,283

Stockholders' Equity
Preferred stock, par value $1.00 per share (2.0 million shares authorized,
0.05 million shares issued as of September 30, 2007 and December 31, 2006)	45	46
Common stock, par value $0.10 per share (1.0 billion shares authorized, 471.1 million and 467.4 million shares issued as of September 30, 2007
and December 31, 2006, respectively)	47	47
Paid-in capital	5,667	5,429
Retained earnings	10,979	7,409
Treasury stock (0.7 million and 0.4 million shares as of September 30, 2007 and December 31, 2006, respectively)	(32)	(20)
Executives and Directors Benefits Trust, at market value (4.0 million shares
as of September 30, 2007 and December 31, 2006)	(215)	(174)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(135)	(137)
Foreign currency translation adjustments	(1)	-
Pension and other postretirement plans	(190)	(197)

Total	(326)	(334)

Total	16,165	12,403

Commitments and Contingencies (Note 17)

Total Liabilities and Stockholders' Equity	$47,570	$54,964

* Financial information for the 2006 period has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 4.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2007	2006*	2007	2006*

Net Income Available to Common Stockholders	$503	$1,385	$3,626	$2,824

Add: Preferred Stock Dividends	1	-	2	2

Net Income	504	1,385	3,628	2,826

Other Comprehensive Income (Loss), net of taxes
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses) during the period[1]	-	(28)	-	(128)
Reclassification adjustment for (gains) losses included
in net income[2]	2	-	2	-

Total unrealized gains (losses) on derivative instruments	2	(28)	2	(128)
Foreign currency translation adjustments[3]	-	(6)	(1)	85
Pension and other postretirement plans adjustments[4]	4	(1)	7	-

Total	6	(35)	8	(43)

Comprehensive Income	$510	$1,350	$3,636	$2,783

1net of income tax benefit of:	$-	$15	$-	$74
2net of income tax expense of:	(1)	-	(1)	-
3net of income tax expense of:	-	-	-	(10)
4net of income tax expense of:	(1)	-	(3)	-

* Financial information for the 2006 periods has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 4.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30

millions	2007	2006*

Cash Flow from Operating Activities
Net income	$3,628	$2,826
Less income from discontinued operations, net of taxes	22	320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,090	961
Deferred income taxes	(1,090)	355
Dry hole expense and impairments of unproved properties	454	201
Impairments	40	19
Gains on divestitures, net	(4,573)	(26)
Unrealized (gains) losses on derivatives	544	(883)
Other noncash items	100	13
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,354	225
Increase (decrease) in accounts payable and accrued expenses	(1,486)	(243)
Other items - net	745	93

Cash provided by (used in) operating activities - continuing operations	1,784	3,221
Cash provided by (used in) operating activities - discontinued operations	193	417

Net cash provided by (used in) operating activities	1,977	3,638

Cash Flow from Investing Activities
Acquisitions, net of cash acquired	(7)	(20,964)
Additions to properties and equipment and dry hole costs	(3,284)	(2,656)
Divestitures of properties, equipment and other assets	7,805	1,033
Other - net	(41)	-

Cash provided by (used in) investing activities - continuing operations	4,473	(22,587)
Cash provided by (used in) investing activities - discontinued operations	(69)	(488)

Net cash provided by (used in) investing activities	4,404	(23,075)

Cash Flow from Financing Activities
Retirements of debt	(8,325)	(6,962)
Proceeds from borrowings, net of offering costs	2,879	27,921
Increase (decrease) in accounts payable, banks	(85)	(18)
Dividends paid	(130)	(127)
Settlement of derivatives with a financing element	(61)	(63)
Purchase of treasury stock	(12)	(122)
Repurchase and retirement of preferred stock	(1)	(43)
Issuance of common stock	86	61

Cash provided by (used in) financing activities - continuing operations	(5,649)	20,647
Cash provided by (used in) financing activities - discontinued operations	-	(31)

Net cash provided by (used in) financing activities	(5,649)	20,616

Effect of Exchange Rate Changes on Cash - discontinued operations	-	10

Net Increase (Decrease) in Cash and Cash Equivalents	732	1,189

Cash and Cash Equivalents at Beginning of Period	511	739

Cash and Cash Equivalents at End of Period	$1,243	$1,928

* Financial information for the 2006 period has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 4.

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

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of September 30, 2007 and December 31, 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

Changes in Accounting Principles   In the third quarter of 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections," financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company's investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date. See Note 4.

       Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," was issued in 2006 and became effective January 1, 2007 for Anadarko. FIN 48 defines the criteria an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance, among other things, on the measurement of the income tax benefit associated with uncertain tax positions, de-recognition, classification, interest and penalties and financial statement disclosures. As of the date of adoption, the Company had unrecognized tax benefits of $120 million, including $23 million of tax interest and penalties. The Company has elected to classify income tax interest and penalties as income tax expense. The adoption of FIN 48 resulted in an increase of $72 million to retained earnings and a decrease of $139 million to goodwill as of January 1, 2007. Future recognition of the remaining unrecognized tax benefits as of January 1, 2007, including interest and penalties of $90 million, will have a favorable impact on the effective tax rate. The Company cannot reasonably estimate the amount of unrecognized tax benefits that will significantly increase or decrease within the next year. FIN 48 also requires disclosure of tax years that remain subject to examination by a major tax jurisdiction. The Company is in administrative appeals, pursuing refund claims, or under examination by the Internal Revenue Service (IRS) for its 1995-2004 United States tax returns. The IRS began the audits for the 2005-2006 United States tax returns during April 2007. The Venezuela national tax authority, SENIAT, is currently auditing the 2001-2002 Venezuelan tax returns.

Properties and Equipment   Properties and equipment are stated at cost less accumulated depreciation, depletion and amortization (DD&A). Costs of improvements that appreciably improve the efficiency or productive capacity of existing properties or extend their lives are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of properties and equipment, net of the related accumulated DD&A, is removed and, if appropriate, gains or losses are recognized in Revenues and Other.

Oil and Gas Exploration and Development   Exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. See Note 6. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense. Costs of drilling successful exploratory wells, all development wells, and related production equipment and facilities are capitalized and depleted or depreciated using the unit-of-production method as oil and gas is produced.

       Leasehold acquisition costs are initially capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Individually significant undeveloped leases are assessed periodically for impairment individually, based on the Company's current exploration plans, and a valuation allowance is provided if impairment is indicated. For unproved oil and gas properties with individually insignificant lease acquisition costs, such costs are amortized on a group basis over the average lease terms of subject leases at rates that provide for full amortization of unsuccessful leases upon expiration. Costs of maintaining and retaining undeveloped leaseholds, as well as amortization and impairment of unsuccessful leases, are included in exploration expense. Costs of expired or abandoned leases are charged against the valuation allowance, while costs of productive leases are transferred to proved oil and gas properties.

       Proved oil and gas properties are reviewed for impairment at the lowest level for which identifiable cash flows are independent of cash flows of other assets when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future net cash flows are determined based on estimated future oil and gas sales revenues less future expenditures necessary to develop and produce the reserves. If the sum of these undiscounted estimated future net cash flows is less than the carrying amount of the property, an impairment loss is recognized for the excess, if any, of the property's carrying amount over its estimated fair value, which is generally based on discounted future net cash flows.

Depreciation, Depletion and Amortization   Costs of drilling and equipping successful exploratory wells, development wells, asset retirement costs and costs to construct or acquire offshore platforms and other facilities, are depreciated using the unit-of-production method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved leaseholds, are depleted using the unit-of-production method based on total estimated proved developed and undeveloped reserves. Mineral properties are depleted using the unit-of-production method. All other properties are stated at historical acquisition cost, net of allowance for impairment, and depreciated using the straight-line method over the useful lives of the assets, which range from three to 50 years.

Capitalized Interest   Interest is capitalized as part of the historical cost of developing and constructing assets. Oil and gas investments in unproved properties and significant exploration and development projects on which DD&A expense is not currently recognized and on which exploration or development activities are in progress qualify for capitalization of interest. Major construction projects also qualify for interest capitalization until the asset is ready for service. Capitalized interest in any given period is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Capitalized interest cannot exceed gross interest expense. Once the asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment, along with other capitalized costs related to that asset.

Derivative Instruments   Anadarko utilizes derivative instruments in conjunction with its marketing and trading activities and to manage the price risk attributable to the Company's forecasted sales of oil, natural gas and NGLs production. Anadarko also periodically utilizes derivatives to manage its exposure associated with NGLs processing, interest rates and foreign currency exchange rates. All derivatives that do not satisfy the normal purchases and sales exception criteria are carried on the balance sheet at fair value.

       The Company's derivative instruments are either exchange traded or traded through an over-the-counter market. Valuation is determined by reference to available public data. Option valuations are based on the Black-Scholes option pricing model. See Note 8.

       Through the end of 2006, Anadarko applied hedge accounting to certain commodity and interest rate derivatives whereby gains and losses on these instruments were recognized in earnings in the same period in which the hedged transactions affected earnings. Effective January 1, 2007, Anadarko discontinued its application of hedge accounting to all commodity and interest rate derivatives. As a result of this change, all gains and losses on derivative instruments are currently recognized in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting and residing in accumulated other comprehensive income as of September 30, 2007 will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings.

       As a result of discontinuing its application of hedge accounting, the Company's reported earnings are potentially more volatile, since unrealized derivative gains and losses are being recognized in earnings in periods preceding the period in which the hedged transactions affect earnings.

Goodwill   Goodwill represents the excess of the purchase price of a business over the estimated fair value of the assets acquired and liabilities assumed. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually and when impairment indicators arise.

       Changes in the carrying amount of goodwill during the first nine months of 2007 included a $1.0 billion increase attributable to Anadarko revising preliminary estimates of the purchase price allocation for the Kerr-McGee and Western acquisitions, largely with respect to finalizing fair value estimates of oil, gas and midstream properties, deferred taxes and legal and environmental contingencies, partially offset by the adjustment of $139 million related to the adoption of FIN 48. Additionally, for certain divestiture transactions completed during 2007, goodwill of $346 million was included in the carrying amount of net assets divested, thus reducing realized gain on divestitures. Changes in goodwill may result from, among other things, changes in deferred income tax liabilities related to previous acquisitions, impairments, future acquisitions or future divestitures.

Earnings Per Share   The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options, restricted stock and performance-based stock awards under the treasury stock method, if including such potential shares of common stock is dilutive. See Note 10.

Recently Issued Accounting Standards Not Yet Adopted   In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 does not require new fair value measurements. Rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. SFAS No. 157 will be effective for Anadarko in the first quarter of 2008. The Company is currently evaluating the effects of the adoption of this standard on its financial statements.

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

2.  Acquisitions

       On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee, an independent exploration and production company, in an all-cash transaction totaling $16.5 billion, plus the assumption of debt of approximately $2.6 billion. On August 23, 2006, Anadarko completed the acquisition of Western, also an independent exploration and production company, in an all-cash transaction totaling $4.8 billion, plus the assumption of debt of $625 million. These transactions were initially financed for $22.5 billion under a 364-day committed acquisition facility. See Note 7.

       Management believes that one of the most attractive aspects of Kerr-McGee and Western is the overlap of their asset bases with Anadarko's then-existing portfolio, resulting in the Company holding increased positions in two important North American oil and gas basins, the Rockies and the deepwater Gulf of Mexico. These two geographic areas tie directly to Anadarko's strategy to identify and develop unconventional resources and explore in these proven basins. Other important contributing factors of the acquisitions were the ability to secure intellectual talent to help exploit these areas as well as others and expansion of the Company's gas gathering, processing and treating operations.

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

       Following is the allocation of the purchase price to the assets acquired and liabilities assumed in the Kerr-McGee and Western acquisitions as of their respective acquisition dates.

millions	Kerr- McGee	Western	Total

Allocation of Purchase Price
Current assets	$2,158	$516	$2,674
Property and equipment	22,768	6,896	29,664
Other assets	1,284	124	1,408
Intangible assets	254	137	391
Goodwill	3,842	483	4,325
Current debt	(309)	(625)	(934)
Other current liabilities	(2,679)	(448)	(3,127)
Long-term debt	(2,280)	-	(2,280)
Deferred income taxes	(6,945)	(2,202)	(9,147)
Other long-term liabilities	(1,577)	(101)	(1,678)

	$16,516	$4,780	$21,296

       The purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the Kerr-McGee and Western transactions.  The assessment of the fair values of oil and gas properties and certain plant and gathering facilities acquired were based on projections of expected future net cash flows, discounted to present value. Other assets and liabilities were recorded at their historical book values, which the Company believes to represent the best estimate of fair value at the acquisition date. The liabilities assumed include certain amounts associated with contingencies, such as legal, environmental and guarantees, for which the fair values were estimated by management. Assumed long-term debt was recorded at fair value based on the market prices of Kerr-McGee's publicly traded debt as of August 10, 2006. The amount allocated to goodwill is associated with the oil and gas segment and the gathering, processing and marketing segment.

       Allocations of the purchase price to Kerr-McGee's and Western's property and equipment include approximately $12.4 billion for the estimated fair value associated with unproved oil and gas properties. Kerr-McGee's other assets include approximately $1 billion of assets Kerr-McGee previously held for sale. The sale of these assets closed in August 2006 and the proceeds were used to reduce debt incurred to fund the acquisitions. No gain or loss was recognized from the sale of these assets.

       The following table presents summarized pro forma information for Anadarko as if the acquisitions occurred on January 1, 2006.

	Three Months Ended	Nine Months Ended

millions except per share amounts	September 30, 2006	September 30, 2006

Revenues and other	$3,841	$10,529
Income from continuing operations	$1,112	$2,522
Earnings per share from continuing operations - basic	$2.42	$5.49
Earnings per share from continuing operations - diluted	$2.40	$5.44

       The pro forma information is presented for illustration purposes only, in accordance with the assumptions set forth below, and is not necessarily indicative of the operating results that would have occurred had the acquisitions been completed at the assumed date, nor is it necessarily indicative of future operating results of the combined enterprise. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the acquisitions or any future acquisition-related expenses. The pro forma adjustments are based on estimates and assumptions. Management believes the estimates and assumptions are reasonable, and that the significant effects of the transactions are properly reflected.

       The pro forma information for the three and nine months ended September 30, 2006 is a result of combining the income statements of Anadarko with the results for the periods of Kerr-McGee and Western, adjusted for 1) recording pro forma interest expense on debt incurred to acquire Kerr-McGee and Western; 2) DD&A expense of Kerr-McGee and Western applied to the adjusted basis of the properties acquired using the purchase method of accounting; and 3) the related income tax effects of these adjustments based on the applicable statutory tax rates. Certain historical amounts related to Kerr-McGee's and Western's results were reclassified to conform to the current presentation.

3.  Discontinued Operations, Assets Held for Sale and Other Divestitures

Discontinued Operations   In November 2006, Anadarko sold its wholly-owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before taxes. Accordingly, the results of Anadarko's Canadian operations have been classified as discontinued operations in the consolidated statements of income and cash flows. The disposition is part of a portfolio refocusing effort stemming from the acquisitions of Kerr-McGee and Western. Net proceeds from the Canadian divestiture were used to retire debt. Results of discontinued operations for the three and nine months ended September 30, 2007 relate primarily to marketing activities that have been exited during 2007 and the effect of foreign currency translation on the indemnity liability discussed in Note 17.

       The following table summarizes the amounts included in income (loss) from discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2007	2006	2007	2006

Revenues and other	$-	$192	$24	$656

Income (loss) from discontinued operations	(16)	96	8	312
Gain on disposition of discontinued operations	-	-	16	-

Income (loss) from discontinued operations before income taxes	(16)	96	24	312
Income tax expense (benefit)	(4)	21	2	(8)

Income (loss) from discontinued operations, net of taxes	$(12)	$75	$22	$320

Assets Held for Sale   In October 2007, the Company divested certain interests in Qatar as a result of the portfolio refocusing effort for approximately $350 million. At September 30, 2007, assets and liabilities associated with these interests and certain other oil and gas properties were classified as held for sale. At December 31, 2006, long-term assets held for sale includes $3.45 billion and $0.3 billion related to net properties and equipment and allocated goodwill, respectively, associated with divestitures which closed during 2007.

Other Divestitures   During the first nine months of 2007, the Company closed several unrelated property divestiture transactions associated with the portfolio refocusing effort realizing proceeds of approximately $7.8 billion before income taxes. In addition, in separate transactions, $2.9 billion was received in connection with the transfer of Anadarko's interests in certain properties discussed in Note 16.

       Also, in July 2007, through the formation of joint ventures and other separate agreements, the Company received approximately $550 million in cash and other consideration, including reimbursement of capital expenditures previously incurred by the Company in connection with the development of certain properties and third-party commitments to fund a portion of the Company's future capital costs with respect to the same properties. Net proceeds from these transactions were used to further reduce debt.

       Net gains on divestitures for the three months ended September 30, 2007 of $0.3 billion were primarily related to the divestiture of certain gathering and processing facilities. Net gains on divestitures of $4.6 billion for the nine months ended September 30, 2007 includes approximately $4.0 billion related to the divestiture of certain oil and gas properties and approximately $0.6 billion related to the divestiture of certain gathering and processing facilities. Net gains on divestitures for the nine months ended September 30, 2006 of $26 million were primarily related to the divestiture of certain oil and gas properties.

4.  Change in Accounting Principle

       During the third quarter of 2007, the Company changed its method of accounting for oil and gas exploration and development activities from the full cost to the successful efforts method. Accordingly, financial information for prior periods has been revised to reflect retrospective application of the successful efforts method. In general, under successful efforts, exploration expenditures such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. DD&A expense, impairments and other adjustments and income tax expense have been revised to reflect these differences. In addition, gains or losses, if applicable, are recognized on the sale of oil and gas property and equipment.

       The following presents the effects of the change to the successful efforts method and other reclassifications on the financial statements.

	Changes to the
	Consolidated Statements of Income

			As Reported
			Under
millions except per share amounts	Under		Successful
Three Months Ended September 30, 2007:	Full Cost	Change	Efforts

Oil and condensate sales	$1,246	$16	$1,262
Gains on divestitures, net	336	7	343
Exploration expense	-	253	253
General and administrative expense	144	27	171
Depreciation, depletion and amortization expense	597	58	655
Impairment expense	1	(1)	-
Interest expense	192	30	222
Income tax expense	435	(69)	366
Income from continuing operations	791	(275)	516
Net income available to common stockholders	$778	$(275)	$503

Per Common Share
Income from continuing operations - basic	$1.70	$(0.60)	$1.10
Income from continuing operations - diluted	$1.69	$(0.59)	$1.10
Net income available to common stockholders - basic	$1.67	$(0.59)	$1.08
Net income available to common stockholders - diluted	$1.66	$(0.59)	$1.07

Three Months Ended September 30, 2006:
Oil and condensate sales	$1,496	$4	$1,500
Gains on divestitures, net	-	3	3
Exploration expense	-	122	122
General and administrative expense	159	22	181
Depreciation, depletion and amortization expense	546	(44)	502
Impairment expense	13	(10)	3
Interest expense	209	(6)	203
Income tax expense	579	(6)	573
Income from continuing operations	1,382	(72)	1,310
Income (loss) from discontinued operations, net of taxes	79	(4)	75
Net income available to common stockholders	$1,461	$(76)	$1,385

Per Common Share
Income from continuing operations - basic	$3.00	$(0.15)	$2.85
Income from continuing operations - diluted	$2.98	$(0.15)	$2.83
Income (loss) from discontinued operations, net of taxes - basic	$0.17	$(0.01)	$0.16
Income (loss) from discontinued operations, net of taxes - diluted	$0.17	$(0.01)	$0.16
Net income available to common stockholders - basic	$3.18	$(0.17)	$3.01
Net income available to common stockholders - diluted	$3.15	$(0.16)	$2.99

	Changes to the
	Consolidated Statements of Income

			As Reported
			Under
millions except per share amounts	Under		Successful
Nine Months Ended September 30, 2007:	Full Cost	Change	Efforts

Oil and condensate sales	$3,573	$(15)	$3,558
Gains on divestitures, net	557	4,016	4,573
Exploration expense	-	614	614
General and administrative expense	588	93	681
Depreciation, depletion and amortization expense	2,148	(58)	2,090
Impairment expense	34	6	40
Interest expense	816	45	861
Income tax expense	1,044	1,208	2,252
Income from continuing operations	1,514	2,092	3,606
Net income available to common stockholders	$1,534	$2,092	$3,626

Per Common Share
Income from continuing operations - basic	$3.25	$4.50	$7.75
Income from continuing operations - diluted	$3.24	$4.48	$7.72
Net income available to common stockholders - basic	$3.30	$4.50	$7.80
Net income available to common stockholders - diluted	$3.28	$4.48	$7.76

Nine Months Ended September 30, 2006:
Oil and condensate sales	$3,304	$13	$3,317
Gains on divestitures, net	-	26	26
Exploration expense	-	333	333
General and administrative expense	387	75	462
Depreciation, depletion and amortization expense	1,201	(240)	961
Impairment expense	31	(12)	19
Interest expense	313	(1)	312
Income tax expense	1,188	(14)	1,174
Income from continuing operations	2,610	(104)	2,506
Income (loss) from discontinued operations, net of taxes	327	(7)	320
Net income available to common stockholders	$2,935	$(111)	$2,824

Per Common Share
Income from continuing operations - basic	$5.67	$(0.22)	$5.45
Income from continuing operations - diluted	$5.63	$(0.23)	$5.40
Income (loss) from discontinued operations, net of taxes - basic	$0.71	$(0.02)	$0.69
Income (loss) from discontinued operations, net of taxes - diluted	$0.70	$(0.01)	$0.69
Net income available to common stockholders - basic	$6.38	$(0.24)	$6.14
Net income available to common stockholders - diluted	$6.33	$(0.24)	$6.09

	Changes to the
	Consolidated Balance Sheets

			As Reported
			Under
millions	Under		Successful
September 30, 2007:	Full Cost	Change	Efforts

Accounts receivable - other	$553	$(12)	$541
Other current assets	693	(15)	678
Current assets held for sale	-	23	23
Properties and equipment -cost	51,263	(7,749)	43,514
Less accumulated depreciation, depletion and amortization	12,797	(6,840)	5,957

Net properties and equipment	38,466	(909)	37,557
Other assets	999	(1)	998
Long-term assets held for sale	-	323	323
Accounts payable	2,411	(5)	2,406
Accrued expenses	1,280	77	1,357
Current liabilities associated with assets held for sale	-	5	5
Deferred income taxes	10,393	(250)	10,143
Other long-term liabilities	2,801	(7)	2,794
Long-term liabilities associated with assets held for sale	-	7	7
Retained earnings(1)	11,397	(418)	10,979

December 31, 2006
Other current assets	$764	$(2)	$762
Properties and equipment - cost	57,965	(11,843)	46,122
Less accumulated depreciation, depletion and amortization	9,226	(4,540)	4,686

Net properties and equipment	48,739	(7,303)	41,436
Other assets	865	(27)	838
Goodwill and other intangible assets	4,616	(284)	4,332
Long-term assets held for sale	10	3,736	3,746
Deferred income taxes	13,240	(1,370)	11,870
Other long-term liabilities	2,413	(43)	2,370
Long-term liabilities associated with assets held for sale	-	43	43
Retained earnings(1)	9,919	(2,510)	7,409

(1)The cumulative effect of the change to the successful efforts method on retained earnings as of January 1, 2006 was a decrease of $2,405 million.

	Changes to the
	Consolidated Statements of Cash Flows

			As Reported
			Under
millions	Under		Successful
Nine Months Ended September 30, 2007:	Full Cost	Change	Efforts

Net income	$1,536	$2,092	$3,628
Depreciation, depletion and amortization	2,148	(58)	2,090
Deferred income taxes	(2,207)	1,117	(1,090)
Dry hole expense and impairments of unproved properties	-	454	454
Impairments	34	6	40
Gains on divestitures, net	(557)	(4,016)	(4,573)
Other noncash items	83	17	100
(Increase) decrease in accounts receivable	994	360	1,354
Increase (decrease) in accounts payable and accrued expenses	(1,228)	(258)	(1,486)
Other items - net	757	(12)	745
Additions to properties and equipment and dry hole costs	(3,582)	298	(3,284)

Nine Months Ended September 30, 2006

Net income	$2,937	$(111)	$2,826
Less income from discontinued operations, net of taxes	327	(7)	320
Depreciation, depletion and amortization	1,201	(240)	961
Deferred income taxes	218	137	355
Dry hole expense and impairments of unproved properties	-	201	201
Impairments	31	(12)	19
Gains on divestitures, net	-	(26)	(26)
Other noncash items	1	12	13
(Increase) decrease in accounts receivable	388	(163)	225
Other items - net	97	(4)	93
Cash provided by operating activities - discontinued operations	447	(30)	417
Additions to properties and equipment and dry hole costs	(2,855)	199	(2,656)
Cash used in investing activities - discontinued operations	(518)	30	(488)

5.  Inventories

       Inventories are stated at the lower of average cost or market and are released at carrying value. The major classes of inventories, which are included in other current assets, are as follows:

	September 30,	December 31,
millions	2007	2006

Materials and supplies	$194	$158
Crude oil and NGLs	124	51
Natural gas	41	42

Total	$359	$251

6.  Properties and Equipment

       Exploratory drilling costs associated with a discovery well are initially capitalized, or suspended, pending determination of whether proved reserves can be attributed to the area as a result of drilling. Such determination may take longer than one year in certain areas (specifically, deepwater exploration and international locations) depending upon, among other things, 1) the amount of hydrocarbons discovered, 2) the outcome of planned geological and engineering studies, 3) the need for additional appraisal drilling to determine whether the discovery is sufficient to support an economic development plan and 4) the requirement for government sanctioning in certain international locations before proceeding with development activities.

       At the end of each quarter, management reviews the status of all suspended exploratory drilling costs in light of ongoing exploration activities - in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are under way and proceeding as planned. If management determines that future appraisal drilling or development activities are not likely to occur, any associated suspended exploratory drilling costs are expensed in that period.

       The following table presents the amount of suspended exploratory drilling costs at September 30, 2007 and December 31, 2006, as well as changes in the amounts for the first nine months of 2007. The table excludes amounts capitalized and either reclassified to proved oil and gas properties or charged to expense in the same year.

millions
Balance at December 31, 2006	$312
Additions pending the determination of proved reserves	148
Reclassifications to proved properties	(99)
Charges to exploration expense	(95)

Balance at September 30, 2007	$266

       The following table presents the total amount of suspended exploratory drilling costs as of September 30, 2007 by geographic area, including the year the costs were originally incurred:

		Year Costs Incurred

millions	Total	2007	2006	2005

United States - Offshore	$147	$68	$79	$-
United States - Onshore	43	23	15	5
International	76	57	17	2

	$266	$148	$111	$7

       The suspended well costs represented in the table above that have been capitalized since 2006 are associated with a total of 12 projects. The majority of the projects in the United States that have been capitalized since 2006 are suspended under economic evaluation for possible development. The international projects that have been capitalized since 2006 are primarily suspended pending the results of additional appraisal wells.

7.  Debt

       The following table represents the debt of the Company as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006

millions	Principal	Carrying Value	Principal	Carrying Value

Total debt	$16,507	$14,693	$24,833	$22,991

Less current debt		3,549		11,471

Total long-term debt		$11,144		$11,520

       During the first nine months of 2007, the Company retired for cash an aggregate principal amount of $8.3 billion of debt that was outstanding as of December 31, 2006.

       Current debt includes a variable-rate 354-day, $8 billion facility which replaced the initial 2006 acquisition facility in April 2007. The new facility is based on the London Interbank Offered Rate (LIBOR) and had a weighted-average interest rate of approximately 6.45% at September 30, 2007. As of September 30, 2007, the new facility had an outstanding balance of $3 billion, compared to the initial acquisition facility balance of $11 billion at December 31, 2006. Other than the facility amount and maturity date, the terms of the new facility remain substantially the same as the original acquisition facility.

       Interest cost incurred during the third quarter of 2007 and 2006 was $242 million and $228 million, respectively. Of these amounts, the Company capitalized $20 million and $25 million, respectively, during the third quarter of 2007 and 2006 as part of the cost of properties. Interest cost incurred during the first nine months of 2007 and 2006 was $964 million and $360 million, respectively. Of these amounts, the Company capitalized $103 million and $48 million during the first nine months of 2007 and 2006, respectively.

       See Note 16 for Anadarko's notes payable to certain investees that do not affect the reported debt balance.

8.  Financial Instruments

Derivative Instruments    The Company is exposed to price risk inherent with changing commodity prices. Management believes it is prudent to periodically reduce the Company's exposure to cash flow variability resulting from changing commodity prices by entering into various derivative financial instruments to hedge a portion of the Company's oil and gas production or gas processing operations. The types of derivative financial instruments utilized by the Company include futures, swaps and options. In addition to derivative financial instruments, the Company may also enter into fixed-price physical delivery sales contracts to manage cash flow variability. The Company's marketing and trading business routinely enters into derivative financial instruments (futures, swaps and options) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in market prices of natural gas, NGLs and crude oil. Derivative financial instruments are also used to manage price risk that is incurred to meet customers' pricing requirements and to fix margins on the future sale of natural gas and NGLs from the Company's leased storage facilities. In addition, the Company may use options and swaps to manage exposure associated with changes in interest rates and foreign currency exchange rates.

       Futures contracts are generally used to fix the price of expected future gas sales and oil sales at major industry trading locations; for example, Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Commodity swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Physical delivery purchase and sale agreements require the receipt or delivery of physical product at a specified location and price. The pricing can be fixed or market-based. Options are generally used to fix a floor and a ceiling price (collar) for expected future oil and gas sales. Interest rate swaps are used to fix or float interest rates attributable to the Company's existing or anticipated debt issuances.

       Settlements of exchange-traded contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange and have nominal credit risk. Over-the-counter traded swaps, options and physical delivery contracts expose the Company to credit risk to the extent the counterparty is unable to meet its settlement commitment. The Company monitors the creditworthiness of each counterparty and assesses the impact, if any, on fair value. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses when settling with its swap and option counterparties.

Oil and Gas Activities       At September 30, 2007 and December 31, 2006, the Company had option and swap contracts in place to manage price risk associated with a portion of its expected future sales of equity oil and gas production. Effective January 1, 2007, the Company discontinued its application of hedge accounting. As a result of this change, both realized and unrealized gains and losses related to derivative financial instruments entered into to economically hedge the sales price of the Company's future sales of its gas and oil production are recorded to gas sales and oil and condensate sales as they occur. For the quarter ended September 30, 2007 and 2006, unrealized gains (losses) of $(32) million and $873 million, respectively, and realized gains of $133 million and $38 million, respectively, were recognized in natural gas, oil and NGLs sales. For the nine months ended September 30, 2007 and 2006, unrealized gains (losses) of $(545) million and $883 million, respectively, and realized gains of $513 million and $29 million, respectively, were recognized in natural gas, oil and NGLs sales.

       The fair value of all oil and gas related derivative instruments (excluding physical delivery sales contracts) and the accumulated other comprehensive income balance attributable to unrealized gains and losses on oil and gas derivative financial instruments previously designated as cash flow hedges are as follows:

	September 30,	December 31,
millions	2007	2006

Fair Value -
Current asset	$141	$134
Current liability	(115)	(229)
Long-term asset	64	143
Long-term liability	(49)	(13)

Total	$41	$35

Accumulated other comprehensive loss before income taxes	$(20)	$(10)
Accumulated other comprehensive loss after income taxes	$(13)	$(6)

       Below is a summary of the Company's financial derivative instruments related to its oil and gas production as of September 30, 2007. The natural gas prices are NYMEX Henry Hub. The crude oil prices are a combination of NYMEX Cushing and Brent Dated.

	Remainder
	of
	2007	2008	2009	2010

Natural Gas

Three-Way Collars (thousand MMBtu/d)	30	860	50	-
Price per MMBtu
Ceiling sold price	$11.23	$12.17	$12.60	$-
Floor purchased price	$9.00	$7.50	$7.50	$-
Floor sold price	$6.00	$5.21	$5.00	$-

Two-Way Collars (thousand MMBtu/d)	386	-	-	-
Price per MMBtu
Ceiling sold price	$10.73	$-	$-	$-
Floor purchased price	$6.27	$-	$-	$-

Fixed Price Contracts (thousand MMBtu/d)	265	-	-	-
Price per MMBtu	$7.03	$-	$-	$-

Total (thousand MMBtu/d)	681	860	50	-

Basis Swaps (thousand MMBtu/d)	501	845	510	345
Price per MMBtu	$(1.01)	$(1.14)	$(1.02)	$(1.08)

MMBtu - million British thermal units
MMBtu/d - million British thermal units per day

	Remainder			Average
	of			2010-
	2007	2008	2009	2012

Crude Oil

Three-Way Collars (MBbls/d)	35	86	48	8
Price per barrel
Ceiling sold price	$86.16	$92.98	$87.04	$87.04
Floor purchased price	$58.57	$56.07	$52.51	$49.35
Floor sold price	$43.57	$41.07	$37.51	$34.34

Two-Way Collars (MBbls/d)	19	-	-	-
Price per barrel
Ceiling sold price	$60.40	$-	$-	$-
Floor purchased price	$44.33	$-	$-	$-

Fixed Price Contracts (MBbls/d)	27	-	-	-
Price per barrel	$51.44	$-	$-	$-

Total (MBbls/d)	81	86	48	8

MBbls/d - thousand barrels per day

       A two-way collar is a combination of options; a sold call and a purchased put. The sold call establishes the maximum price (ceiling) and the purchased put establishes the minimum price (floor) the Company will receive for the contracted commodity volumes. A three-way collar is also a combination of options; a sold call, a purchased put and a sold put. The sold call establishes the maximum price the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price (i.e., NYMEX) plus the excess of the purchased put strike price over the sold put strike price. The fixed-price contracts consist of swaps and physical delivery contracts and establish a fixed price the Company will receive for the contracted volumes.

Marketing and Trading Activities     Gains and losses attributable to the Company's marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The marketing and trading gains and losses attributable to the Company's production are reported in gas sales, oil and condensate sales and natural gas liquids sales. The marketing and trading gains and losses attributable to third-party production are reported in gathering, processing and marketing sales. The fair values of these derivatives as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
millions	2007	2006

Fair Value -
Current asset	$36	$137
Current liability	(25)	(80)
Long-term asset	6	6
Long-term liability	(4)	(4)

Total	$13	$59

Interest Rate Swap   An interest rate swap entered into in March 2006 having an initial term of 25 years on a notional amount of $600 million was settled in September 2007 at a cost of $10 million. This swap was initially designated for fair value hedge accounting. Under this method, realized gains and losses on the interest rate swap were recorded to interest expense. Unrealized gains and (losses) related to changes in the fair value of the interest rate swap and the underlying hedged debt were also recorded to interest expense with the related change in fair value of the underlying hedged debt reflected in the carrying value of the hedged debt. Differences between changes in the fair value of the swaps and the carrying value of underlying hedged debt represented hedge ineffectiveness. Effective January 1, 2007, hedge accounting was discontinued for this swap. The change in the fair value of the hedged debt from the date of inception of the swap through December 31, 2006 ($8 million) is being amortized to interest expense over the remaining term of the debt.

       In anticipation of the debt financing associated with the August 2006 acquisitions, Anadarko entered into swap agreements to fix interest rates, thereby mitigating the Company's exposure to interest rate risk resulting from unfavorable changes in interest rates prior to the Company's issuance of debt. These swap transactions qualified for cash flow hedge accounting and were accounted for as such. Due to interest rate movements during the hedge period, the Company realized a pretax loss of $211 million ($132 million after tax) upon the settlement of these swap agreements, which occurred in September 2006 at the time of the Company's debt issuance. This loss was recorded to accumulated other comprehensive income, and is being amortized to interest expense over the term of the hedged debt. At September 30, 2007, the unamortized balance of the accumulated other comprehensive loss was $193 million pretax, or $123 million after tax. At December 31, 2006, the unamortized balance of the accumulated other comprehensive loss was $206 million pretax, or $131 million after tax.

9.  Preferred Stock

       For the first, second and third quarters of 2007 and 2006, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of the Company's preferred stock.

10.  Common Stock

       The reconciliation between basic and diluted EPS from continuing operations is as follows:

Three Months Ended				Three Months Ended
September 30, 2007				September 30, 2006

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income from continuing
operations	$516			$1,310
Preferred stock dividends	1			-

Income from continuing operations
available to common stockholders	$515	466	$1.10	$1,310	460	$2.85

Effect of dilutive stock options,
restricted stock and performance-
based stock awards	-	2		-	3

Diluted EPS
Income from continuing operations
available to common stockholders
plus assumed conversion	$515	468	$1.10	$1,310	463	$2.83

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income from continuing
operations	$3,606			$2,506
Preferred stock dividends	2			2

Income from continuing operations
available to common stockholders	$3,604	465	$7.75	$2,504	460	$5.45

Effect of dilutive stock options,
restricted stock and performance-
based stock awards	-	2		-	4

Diluted EPS
Income from continuing operations
available to common stockholders
plus assumed conversion	$3,604	467	$7.72	$2,504	464	$5.40

       For the three and nine months ended September 30, 2007, stock-based awards representing 1.7 million and 2.9 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive. Stock-based awards representing 0.9 million average shares of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive for the three and nine months ended September 30, 2006.

       Through September 30, 2007, the covenants in certain of the Company's agreements provided for a maximum capitalization ratio of 67% debt. The maximum capitalization ratio under covenants of its agreements became 60% debt after September 30, 2007. Although these covenants do not specifically restrict the payment of dividends, the impact of dividends paid on the Company's debt to total capitalization ratio must be considered prior to the payment of dividends in order to ensure the maximum debt to total capitalization ratio is not exceeded. Based on these covenants, as of September 30, 2007, retained earnings of approximately $8.8 billion were not limited as to the payment of dividends.

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

	Nine Months Ended
	September 30

millions	2007	2006

Cash paid:
Interest	$833	$206
Income taxes	$1,611	$370

Non-cash activities:
Receipt of interest in Permian LLC in exchange for interests in oil
and gas properties (See Note 16)	$1,000	$-
Receipt of interest in Midstream LLCs in exchange for interests in natural gas
gathering systems and associated processing plants (See Note 16)	$1,879	$-
Fair value of properties and equipment received
in non-cash exchange transactions	$88	$-

12.  Segment Information

       The following table illustrates information related to continuing operations for Anadarko's business segments. All Other includes other smaller operating units, corporate activities and financing activities. Operating income (loss), shown in the table below, agrees to the consolidated statement of income where it reconciles to income before income taxes.

Oil and Gas		Gathering,
Exploration		Processing
millions	& Production	& Marketing	Minerals	All Other	Total

Three Months Ended September 30:
2007

Sales revenues and other	$2,247	$409	$15	$16	$2,687
Gains on divestitures, net	7	335	-	1	343

Total revenues and other	$2,254	$744	$15	$17	$3,030
Operating income (loss)	$682	$487	$14	$(87)	$1,096

2006

Sales revenues and other	$3,145	$343	$14	$1	$3,503
Gains on divestitures, net	3	-	-	-	3

Total revenues and other	$3,148	$343	$14	$1	$3,506
Impairments	$3	$-	$-	$-	$3
Operating income (loss)	$2,057	$127	$13	$(125)	$2,072

Nine Months Ended September 30:
2007

Sales revenues and other	$6,969	$1,403	$45	$13	$8,430
Gains on divestitures, net	4,018	554	-	1	4,573

Total revenues and other	$10,987	$1,957	$45	$14	$13,003
Impairments	$24	$16	$-	$-	$40
Operating income (loss)	$6,260	$949	$42	$(592)	$6,659

2006

Sales revenues and other	$6,461	$505	$47	$8	$7,021
Gains on divestitures, net	26	-	-	-	26

Total revenues and other	$6,487	$505	$47	$8	$7,047
Impairments	$19	$-	$-	$-	$19
Operating income (loss)	$4,223	$102	$44	$(398)	$3,971

September 30, 2007:
Net properties and equipment	$33,345	$2,619	$1,173	$420	$37,557
Goodwill	$4,832	$108	$-	$-	$4,940

December 31, 2006:
Net properties and equipment	$35,499	$4,306	$1,178	$453	$41,436
Goodwill	$4,048	$-	$-	$-	$4,048

13.  Severance and Asset Realignment Expenses

       General and administrative (G&A) expense for the three and nine months ended September 30, 2007 includes charges of $5 million and $87 million, respectively, associated with employee severance and benefits arising from the Company's post-acquisition asset realignment and restructuring efforts initiated in the fourth quarter of 2006, including certain charges for stock-based awards and retirement plan costs that were not reasonably estimable until 2007. The $87 million charge for the nine months ended September 30, 2007 reflects $32 million in accelerated amortization expense related to stock-based awards held by our employees affected by the restructuring, a $36 million charge for retirement plan termination benefits and a $15 million increase in the estimate of severance costs. As of September 30, 2007, the remaining liability for severance costs was $4 million and is expected to be paid by December 31, 2007.

       G&A expense for the nine months ended September 30, 2007 also includes a charge of $4 million for office lease termination costs associated with the Company's asset realignment efforts.

       Oil and gas operating expense for the three and nine months ended September 30, 2007 includes a charge of approximately $20 million for employee-related severance costs associated with field operations.

14.  Income Taxes

       Following is a summary of income tax expense and effective tax rates for the three and nine months ended September 30, 2007 and September 30, 2006, respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except percentages	2007	2006	2007	2006

Income tax expense	$366	$573	$2,252	$1,174
Effective tax rate	41%	30%	38%	32%

       The variance from the 35% statutory rate in 2007 is primarily caused by the accrual of the Algerian exceptional profits tax (See Note 17) which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, losses in non-taxable foreign jurisdictions, state income taxes (including the effect of a second quarter 2007 state income tax reduction resulting from enacted Texas legislation) and other items. The variance from the 35% statutory rate in 2006 is caused by foreign taxes in excess of federal statutory rates, U.S. residual income tax related to foreign activities, state income taxes (including the effect of a second quarter 2006 state income tax reduction resulting from enacted Texas legislation), excess U.S. foreign tax credits and other items.

15.  Pension Plans and Other Postretirement Benefits

       The Company has non-contributory defined benefit pension plans, including both qualified and supplemental plans, and a foreign contributory defined benefit pension plan. The Company also provides certain health care and life insurance benefits for certain retired employees. Health care benefits are funded by contributions from the Company and the retiree. The Company's retiree life insurance plan is non-contributory. The Company uses a December 31 measurement date for each of the plans.

       During the nine months ended September 30, 2007, the Company made contributions of $6 million to its funded pension plans, $67 million to its unfunded pension plans and $16 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2007, the Company expects to contribute about $1 million to its funded pension plans, $7 million to its unfunded pension plans and $6 million to its unfunded other postretirement benefit plans.

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

	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended
	September 30		September 30

millions	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$14	$13	$3	$4
Interest cost	20	16	5	4
Expected return on plan assets	(19)	(18)	-	-
Settlements	1	8	-	-
Amortization of prior service cost	-	-	-	(1)
Termination benefits	4	-	-	-
Curtailments	-	-	2	-
Amortization of actuarial losses	2	6	-	1

Net periodic benefit cost	$22	$25	$10	$8

	Pension Benefits		Other Benefits

	Nine Months Ended		Nine Months Ended
	September 30		September 30

millions	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$45	$33	$12	$12
Interest cost	60	37	15	9
Expected return on plan assets	(61)	(42)	-	-
Settlements	-	8	-	-
Amortization of prior service cost	1	1	-	(1)
Termination benefits	30	-	5	-
Curtailments	(4)	-	1	-
Amortization of actuarial losses	12	15	1	2

Net periodic benefit cost	$83	$52	$34	$22

16.  Unconsolidated Affiliates

       In 2007, Anadarko contributed certain of its producing oil and gas properties and gathering and processing assets with an aggregate fair value of approximately $2.9 billion to newly formed entities in exchange for noncontrolling mandatorily redeemable interests in those entities and accounts for such investments under the equity method of accounting. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion. Anadarko has legal right to setoff and intends to net-settle its obligations under each of the notes payable to the investees and the distributable value of its interest in the corresponding investee. Accordingly, the $2.9 billion aggregate principal amount of such notes does not affect Anadarko's reported debt balance, since the notes and the carrying amount of Anadarko's investments in the investees are presented on the consolidated balance sheet on a net basis. Other income (expense) for the three and nine months ended September 30, 2007 included interest expense on the notes payable to the investees of $(37) million and $(54) million, respectively, and equity-method earnings on Anadarko's investments in these entities of $37 million and $54 million, respectively.

Permian LLC   In March 2007, Anadarko contributed its working interests in proved and unproved oil and gas reserves located in the Permian basin to an unconsolidated entity, Permian Basin LLC (the Permian LLC). Subsequent to its formation, the Permian LLC loaned $1.0 billion to Anadarko for a 35-year term. In exchange for its contribution of assets to the Permian LLC, Anadarko received a non-controlling mandatorily redeemable interest in that entity, which entitles Anadarko to a LIBOR-based preferred return on the value of the contributed assets, plus a common return consisting of a 5% participation in profits, losses and residual value of the Permian LLC. Anadarko's interest also provides Anadarko with limited consent rights with respect to certain matters, such as acquisition and disposition of assets and incurrence of debt. The exchange of oil and gas property interests for the interest in the Permian LLC was accounted for at fair value, resulting in a gain of approximately $450 million.

       The common equity of the Permian LLC is 95% owned by a third party that also maintains operational control over the assets. Distributions to the Permian LLC interest holders, including Anadarko, are payable quarterly. Anadarko may redeem its noncontrolling interest and the owner of the controlling interest in the Permian LLC may cause the redemption of Anadarko's interest after March 2022. Anadarko's interest is mandatorily redeemable in March 2037. Redemption of Anadarko's interest for any reason is based on the fair value of Anadarko's capital account in the Permian LLC and is settled net against the fair value of Anadarko's note payable to the Permian LLC.

       The interest rate on the $1.0 billion 35-year note is LIBOR-based, varies based on Anadarko's credit rating, and was 6.69% at September 30, 2007. Interest on the note is due quarterly, while principal is due at maturity, subject to the net settlement provision. The note is equal in seniority to Anadarko's other unsecured unsubordinated indebtedness and contains a maximum 67% debt to capital covenant. The loan was funded through the initial contribution to the Permian LLC by the third-party investor in exchange for a controlling interest in the Permian LLC. Proceeds from the note were used to repay a portion of Anadarko's acquisition facility debt balance.

Midstream LLCs   In July 2007, Anadarko contributed its interests in the Chaney Dell and Midkiff/Benedum natural gas gathering systems and associated processing plants to two separate unconsolidated entities (the Midstream LLCs). Subsequent to their formation, the Midstream LLCs loaned an aggregate of $1.9 billion to Anadarko for a 35-year term. In exchange for its contribution of assets to the Midstream LLCs, Anadarko received non-controlling mandatorily redeemable Midstream LLC interests, which entitle Anadarko to a LIBOR-based preferred return on the value of the contributed midstream operations, plus a common return consisting of a 5% participation in profits, losses and residual value of each of the Midstream LLCs. Anadarko's interest also provides Anadarko with limited consent rights with respect to certain matters, such as acquisition and disposition of assets and incurrence of debt. The exchange of the Chaney Dell and Midkiff/Benedum midstream systems for the interest in the Midstream LLCs was accounted for at fair value, resulting in a gain of approximately $335 million.

       The common equity of each of the Midstream LLCs is 95% owned by a third party that also maintains operational control over the assets. Distributions to the Midstream LLC interest holders, including Anadarko, are payable quarterly. Anadarko may separately redeem its interests and the owner of the controlling interest in the Midstream LLC may separately cause the redemption of Anadarko's interests after July 2022. Anadarko's interests are mandatorily redeemable in July 2037. Redemption of Anadarko's interests for any reason is based on the fair value of Anadarko's capital account in the respective Midstream LLC and is net settled against the fair value of Anadarko's note payable to that entity.

       The 35-year notes have a variable LIBOR-based interest rate that varies based on Anadarko's credit rating, and was 6.69% at September 30, 2007. Interest on the notes is due quarterly, while the principal on the notes is due at maturity, subject to the net settlement provision. The notes are equal in seniority to Anadarko's other unsecured unsubordinated indebtedness and were funded through the capital contributions to the Midstream LLCs by the third-party investor in exchange for its controlling interests in those entities. Note proceeds were used by Anadarko to repay a portion of Anadarko's acquisition facility debt balance.

17.  Commitments and Contingencies

General   Litigation charges and adjustments of $22 million and $56 million were expensed for the three and nine months ended September 30, 2007, respectively. Litigation charges and adjustments of $6 million and $9 million were expensed for the three and nine months ended September 30, 2006, respectively. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

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

       KMOG and DOI filed, briefed and argued cross-motions for such declaratory relief and, in October 2007, the District Court ruled in favor of KMOG. The Court's decision is subject to appeal. In addition to interests in the deepwater Gulf of Mexico leases owned by KMOG and subject to this proceeding, Anadarko owns other interests in 1996, 1997 and 2000 deepwater Gulf of Mexico leases and such leases contain similar pricing thresholds as those of KMOG.

       The Company has accrued a liability of approximately $330 million, which, as of September 30, 2007, is equal to the royalties (plus accrued interest) that could be paid on the 1996, 1997 and 2000 leases granted in the Gulf of Mexico that contain price threshold provisions. The liability will continue to be adjusted monthly as production is sold and sales prices are confirmed, until the resolution of the matter is final. Under the applicable statutes, regulations and lease terms attributable to the 1998 and 1999 leases, no royalties are owed on production from these leases until the applicable royalty suspension volumes are exhausted; accordingly, no amounts have been accrued for potential royalty payments under those leases.

Algerian Exceptional Profits Tax   In July 2006, the Algerian parliament approved legislation establishing an exceptional profits tax on foreign companies' Algerian oil and gas production. In December 2006, implementing regulations regarding this legislation were issued. These regulations provide for an exceptional profits tax imposed on gross production at rates of taxation ranging from 5% to 50% based on average daily production volumes for each calendar month in which the price of Brent crude averages over $30 per barrel, retroactively effective to August 2006 production. Uncertainty existed at that time as to whether the exceptional profits tax would apply to the full value of production or only to the value of production in excess of $30 per barrel. In 2006, Anadarko recorded a $103 million accrual for the tax assuming the tax would be applied only to the amounts in excess of $30 per barrel.

       In April 2007, Anadarko received information from Algeria indicating that the withholding of the exceptional profits tax was being applied to the full value of production rather than to the amounts in excess of $30 per barrel. This was evidenced by changes in the Company's crude oil lifting schedule, which was conveyed to Anadarko by the Algerian national oil company (Sonatrach). As a result, Anadarko changed the measurement basis for the exceptional profits tax liability in the first quarter of 2007, to reflect the application of the tax rate to the full value of production. On that measurement basis, the Company recognized production tax expense of $495 million for the first nine months of 2007. Of this amount, $87 million, or $0.19 per diluted share is related to 2006 sales and income from continuing operations. The third quarter of 2007 expense was $156 million.

       In response to the Algerian government's imposition of the exceptional profits tax, the Company has notified Sonatrach of its disagreement with the collection of the exceptional profits tax. The Company believes that its agreement with Sonatrach provides fiscal stability through several of its provisions. To facilitate discussions between the parties in an effort to resolve the dispute, on October 31, 2007, the Company initiated a conciliation proceeding as provided in the agreement. The conciliation proceeding is non-binding on the parties. At this time, the Company cannot determine the ultimate outcome of the conciliation proceeding, any intervening negotiations or any subsequent recourse to arbitration by either side.

Guarantees and Indemnifications  Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly-owned subsidiary that held Kerr-McGee's chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. As of September 30, 2007, the Company has a $99 million liability recorded for the guarantee obligation.

       In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for potential future audit adjustments that may be imposed by the Canadian taxing authorities for tax years prior to the sale. The Company believes it is probable that these liabilities will be settled with the purchaser in cash. At September 30, 2007, the Company had a $142 million liability for the contingency.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas, NGLs and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, potential environmental obligations arising from Kerr-McGee's former chemical business, the securities or capital markets, the ability to successfully integrate the operations of the Company, Kerr-McGee and Western, our ability to repay the debt incurred for the acquisitions of Kerr-McGee and Western, the successful divestiture of certain non-core assets, the outcome of any proceedings related to the Algerian exceptional profits tax, the Company's ability to successfully market and complete its proposed midstream Master Limited Partnership initial public offering, and other factors discussed in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" included in the Company's 2006 Annual Report on Form 10-K, this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements.

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

       In the third quarter of 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections," financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." Although the full cost method of accounting for oil and gas exploration and development continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company's investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

       The effect of the accounting change on income from continuing operations for the three and nine months ended September 30, 2006 was a decrease of $(72) million or $(0.15) per diluted share and $(104) million or $(0.23) per diluted share, respectively. There was no effect on cash and cash equivalents. For additional information on the impact of the change to the successful efforts method of accounting see Note 1 - Summary of Significant Accounting Policies - Properties and Equipment, Note 4 - Change in Accounting Principle and Note 6 - Properties and Equipment of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Results of Continuing Operations

Selected Data

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2007	2006	2007	2006

Financial Results
Sales revenues and other	$2,687	$3,503	$8,430	$7,021
Gains on divestitures, net	343	3	4,573	26

Total revenues and other	3,030	3,506	13,003	7,047
Costs and expenses	1,934	1,434	6,344	3,076
Interest expense and other (income) expense	214	189	801	291
Income tax expense	366	573	2,252	1,174
Income from continuing operations	$516	$1,310	$3,606	$2,506
Earnings per common share - diluted	$1.10	$2.83	$7.72	$5.40
Average number of common shares outstanding - diluted	468	463	467	464

Operating Results
Sales volumes (MMBOE)	47	49	158	117

Capital Resources and Liquidity
Cash flow from operating activities			$1,784	$3,221
Capital expenditures			$2,993	$2,648

MMBOE - million barrels of oil equivalent

Financial Results - Continuing Operations

Net Income     In the third quarter of 2007, Anadarko's income from continuing operations was $516 million or $1.10 per share (diluted). This compares to income from continuing operations of $1,310 million or $2.83 per share (diluted) for the third quarter of 2006. For the nine months ended September 30, 2007, Anadarko's income from continuing operations was $3.6 billion or $7.72 per share (diluted). This compares to income from continuing operations of $2.5 billion or $5.40 per share (diluted) for the same period of 2006.

       The decrease in income from continuing operations for the third quarter of 2007 compared to the same period of 2006 was primarily due to significantly lower natural gas and oil and condensate prices and higher costs and expenses. The significant decrease in prices was largely attributed to the significant impact unrealized gains on derivatives had on prices during 2006. The Company's sales revenues for the quarter ended September 30, 2007 and 2006 include $(32) million and $873 million, respectively, related to the recognition of net unrealized gains (losses) on derivatives used to manage price risk on natural gas, oil and condensate and NGLs sales.

       The increase in income from continuing operations for the nine months ended September 30, 2007 compared to the same period of 2006 was primarily due to gains on divestitures and higher sales volumes associated with acquisitions, partially offset by lower natural gas and oil and condensate prices, higher costs and expenses and higher interest expense. The Company's sales revenues for the nine months ended September 30, 2007 and 2006 include $(545) million and $883 million, respectively, related to the recognition of net unrealized gains (losses) on derivatives used to manage price risk on natural gas, oil and condensate and NGLs sales.

       The higher costs and expenses, including interest expense, were due primarily to the impact of operations assumed and debt incurred with the 2006 acquisitions. Costs and expenses were also impacted by an increase in other taxes related to a new Algeria exceptional profits tax. The significant fluctuations in unrealized gains (losses) are due primarily to an increase in Anadarko's derivative portfolio as a result of the 2006 acquisition of Kerr-McGee, as well as the discontinuance of hedge accounting effective January 1, 2007.

Revenues and Other

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2007	2006	2007	2006

Gas sales	$871	$1,546	$3,108	$2,917
Oil and condensate sales	1,262	1,500	3,558	3,317
Natural gas liquids sales	175	184	511	429
Gathering, processing and marketing sales	348	258	1,195	303
Gains on divestitures, net	343	3	4,573	26
Other	31	15	58	55

Total	$3,030	$3,506	$13,003	$7,047

       Anadarko's total revenues and other for the third quarter of 2007 decreased 14% compared to the same period of 2006 due primarily to significantly lower natural gas and oil and condensate prices and slightly lower sales volumes. Total revenues and other for the nine months ended September 30, 2007 increased 85% compared to the same period of 2006 due to gains on divestitures and higher sales volumes, partially offset by significantly lower natural gas and oil and condensate prices. The significant decrease in commodity prices for both periods of 2007 was largely attributed to the significant impact unrealized gains and losses on derivatives had on prices during the three and nine months ended September 30, 2006.

       Gains on divestitures relate primarily to the Company's asset realignment program which was initiated in 2006 in conjunction with the Kerr-McGee and Western acquisitions. For additional information, see Acquisitions and Divestitures.

       The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil, condensate and NGLs. This activity is referred to as price risk management. The impact of price risk management (including realized and unrealized gains and losses) increased total revenues $101 million during the third quarter of 2007 compared to an increase of $911 million in the third quarter of 2006. The impact of price risk management decreased total revenues $32 million during the first nine months of 2007 compared to an increase of $912 million in the first nine months of 2006. See Note 8 - Financial Instruments under Item 1 of this Form 10-Q.

Analysis of Oil and Gas Operations Sales Volumes

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2007	2006	2007	2006

Barrels of Oil Equivalent (MMBOE)
United States	39	41	134	94
Algeria	6	6	18	18
Other International	2	2	6	5

Total	47	49	158	117

Barrels of Oil Equivalent per Day (MBOE/d)
United States	428	453	492	347
Algeria	65	60	64	65
Other International	17	17	21	18

Total	510	530	577	430

MBOE/d - thousand barrels of oil equivalent per day

       Anadarko's daily sales volumes decreased 4% for the third quarter of 2007 compared to the third quarter of 2006 primarily due to a decrease in sales volumes of 73 MBOE/d associated with the full period impact of properties divested throughout the first half of 2007 in the onshore United States, partially offset by higher sales volumes of 58 MBOE/d associated with a partial period impact in 2006 associated with the August 2006 acquisitions.

       For the nine months ended September 30, 2007, Anadarko's daily sales volumes increased 34% compared to the same period of 2006 primarily due to higher sales volumes of 195 MBOE/d associated with the full period impact of 2006 acquisitions, partially offset by a decrease in sales volumes of 44 MBOE/d associated with a partial period impact of 2007 divestitures in the onshore United States and lower other international oil sales volumes as a result of contract changes in Venezuela.

Natural Gas Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2007	2006	2007	2006

United States (Bcf)	151	156	513	353
MMcf/d	1,637	1,693	1,877	1,294
Price per Mcf, excluding derivatives	$4.70	$6.03	$5.75	$6.48

Realized gains (losses) on derivatives	$0.84	$0.10	$0.73	$0.03
Unrealized gains (losses) on derivatives	0.24	3.80	(0.42)	1.75

Total gains (losses) on derivatives	$1.08	$3.90	$0.31	$1.78

Total price per Mcf	$5.78	$9.93	$6.06	$8.26

Bcf - billion cubic feet
MMcf/d - million cubic feet per day
Mcf - thousand cubic feet

       The Company's daily natural gas sales volumes for the third quarter of 2007 were down 3% compared to the third quarter of 2006 due to a decrease of 281 MMcf/d associated with the 2007 divestitures in the onshore United States, partially offset by higher sales volumes of 224 MMcf/d associated with the 2006 acquisitions. For the first nine months of 2007, the Company's daily natural gas sales volumes were up 45% compared to the same period of 2006 primarily due to higher sales volumes associated with the 2006 acquisitions of 716 MMcf/d and higher onshore legacy United States sales volumes primarily in the Haley field and the Rockies, partially offset by decreases in sales volumes of 178 MMcf/d associated with 2007 divestitures in the onshore United States. Production of natural gas is generally not directly affected by seasonal swings in demand.

       Excluding the impact of gains and losses on derivatives, Anadarko's average natural gas price for the three and nine months ended September 30, 2007 decreased 22% and 11%, respectively, compared to the same periods of 2006. The relative difference in 2007 and 2006 prices is primarily attributed to a higher than average United States natural gas storage level, return of Gulf of Mexico gas production capacity that was damaged during the 2005 hurricane season and a significant increase in liquefied natural gas supply into the United States. As of September 30, 2007, the Company has implemented price risk management on 35% of its anticipated natural gas wellhead sales volumes for the remainder of 2007.

Crude Oil and Condensate Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2007	2006	2007	2006

United States (MMBbls)	10	11	36	25
MBbls/d	116	126	134	93
Price per barrel, excluding derivatives	$72.12	$64.57	$61.13	$62.69

Realized gains (losses) on derivatives	$0.65	$1.77	$3.83	$0.56
Unrealized gains (losses) on derivatives	(7.21)	23.92	(8.20)	10.23

Total gains (losses) on derivatives	$(6.56)	$25.69	$(4.37)	$10.79

Total price per barrel	$65.56	$90.26	$56.76	$73.48

Algeria (MMBbls)	6	6	18	18
MBbls/d	65	60	64	65
Price per barrel, excluding derivatives	$75.83	$68.02	$68.08	$67.37

Realized gains (losses) on derivatives	$-	$-	$-	$-
Unrealized gains (losses) on derivatives	1.38	-	(1.72)	-

Total gains (losses) on derivatives	$1.38	$-	$(1.72)	$-

Total price per barrel	$77.21	$68.02	$66.36	$67.37

Other International (MMBbls)	2	2	6	5
MBbls/d	17	17	21	18
Price per barrel	$63.52	$52.69	$56.13	$51.27

Total (MMBbls)	18	19	60	48
MBbls/d	198	203	219	176
Price per barrel, excluding derivatives	$72.63	$64.58	$62.68	$63.25

Realized gains (losses) on derivatives	$0.38	$1.09	$2.35	$0.30
Unrealized gains (losses) on derivatives	(3.76)	14.67	(5.53)	5.40

Total gains (losses) on derivatives	$(3.38)	$15.76	$(3.18)	$5.70

Total price per barrel	$69.25	$80.34	$59.50	$68.95

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the three months ended September 30, 2007 were down 2% compared to the same period of 2006 primarily due to a decrease in sales volumes of 15 MBbls/d associated with 2007 divestitures in the onshore United States, partially offset by higher sales volumes of 14 MBbls/d associated with the 2006 acquisitions. For the first nine months of 2007, Anadarko's daily crude oil and condensate sales volumes were up 24% compared to the same period of 2006 primarily due to an increase in sales volumes of 65 MBbls/d associated with the 2006 acquisitions, partially offset by a decrease in sales volumes of 10 MBbls/d associated with 2007 divestitures in the onshore United States. The three and nine months ended September 30, 2007 were also impacted by a decrease in Venezuela sales volumes due to contract changes in late 2006. Production of oil usually is not affected by seasonal swings in demand.

       Excluding the impact of gains and losses on derivatives, Anadarko's average crude oil price for the three and nine months ended September 30, 2007 increased 12% and decreased 1%, respectively, compared to the same periods of 2006. The crude oil prices were attributed primarily to the global differential supply and demand balances, both perceived and real. As of September 30, 2007, the Company has utilized price risk management on 43% of its anticipated oil and condensate sales volumes for the remainder of 2007.

Natural Gas Liquids Sales Volumes and Average Prices

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2007	2006	2007	2006

Total (MMBbls)	4	4	12	10
MBbls/d	39	45	45	38
Price per barrel	$48.39	$44.23	$41.57	$41.28

       The Company's daily NGLs sales volumes for the three months ended September 30, 2007 decreased 13% compared to the same period of 2006 primarily due to lower sales volumes of 10 MBbls/d as a result of the 2007 divestitures in the onshore United States, partially offset by higher sales volumes of 6 MBbls/d associated with the 2006 acquisitions. For the first nine months of 2007, daily NGLs sales volumes increased 18% compared to the same period of 2006 primarily due to higher sales volumes of 11 MBbls/d associated with the 2006 acquisitions, partially offset by a decrease in sales volumes of 5 MBbls/d related to the 2007 divestitures. For the three and nine months ended September 30, 2007, the average NGLs price increased 9% and 1%, respectively, compared to the same periods of 2006. NGLs sales volumes are dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs.

Gathering, Processing and Marketing Revenues

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2007	2006	2007	2006

Gathering and processing sales	$260	$172	$1,022	$185
Marketing sales	88	86	173	118

Total	$348	$258	$1,195	$303

       During the three and nine months ended September 30, 2007, gathering and processing sales increased $88 million and $837 million, respectively, compared to the same periods of 2006 primarily due to the impact of gathering and processing operations acquired with the 2006 acquisitions, partially offset by a decrease associated with divestitures in 2007. Gathering and processing revenues represent revenues derived from gathering and processing natural gas from sources other than the Company's production. Marketing sales primarily represent the revenues earned on sales of third party gas, oil and NGLs, net of the related purchases.

Costs and Expenses

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2007	2006	2007	2006

Oil and gas operating	$256	$230	$868	$501
Oil and gas transportation and other	99	89	316	252
Exploration	253	122	614	333
Gathering, processing and marketing	231	186	866	228
General and administrative	171	181	681	462
Depreciation, depletion and amortization	655	502	2,090	961
Other taxes	269	121	869	320
Impairments	-	3	40	19

Total	$1,934	$1,434	$6,344	$3,076

       During the third quarter of 2007, Anadarko's costs and expenses increased 35% compared to the third quarter of 2006 due to the following factors:

-

Oil and gas operating expense increased 11% primarily due to an increase of approximately $20 million associated with the full period impact in 2007 of properties acquired in mid-third quarter 2006 and an increase of $20 million in severance cost in 2007 associated with the Company's post-acquisitions asset realignment program, partially offset by a $15 million decrease associated with properties divested in 2007.

-

Oil and gas transportation and other expenses increased 11%. Transportation expenses increased primarily due to an increase of $17 million associated with the operations obtained in the 2006 acquisitions, partially offset by a decrease associated with properties divested in 2007.

-

Exploration expense increased $131 million due primarily to a $74 million increase in dry hole expense related largely to offshore activities in the Gulf of Mexico and a $58 million increase in impairments of unproved properties primarily associated with a significant increase in unproved leasehold interests as a result of the 2006 acquisitions.

-

Gathering, processing and marketing (GPM) expenses increased $45 million. Costs associated with gathering and processing operations increased $25 million primarily due to facilities acquired with Western and Kerr-McGee. Marketing transportation and cost of product increased $20 million primarily due to higher volumes transported as a result of the 2006 acquisitions and the assumption of firm transportation contracts in 2006.

-	General and administrative (G&A) expense decreased 6% primarily due to decreases in compensation, legal and other corporate expenses, partially offset by an increase in employee benefit cost.
-

Depreciation, depletion and amortization (DD&A) expense increased 30%. DD&A expense associated with oil and gas properties increased approximately $100 million due to higher costs associated with finding and developing oil and gas reserves and approximately $35 million due to the net impact of the 2006 acquisitions and the 2007 divestitures. Depreciation of other properties and equipment increased approximately $15 million primarily due to gathering, processing and general properties obtained with the 2006 acquisitions.

-	Other taxes increased 122%. The increase includes $156 million related to a new Algerian exceptional profits tax. See Other Developments.

       For the nine months ended September 30, 2007, Anadarko's costs and expenses increased 106% compared to the same period of 2006 due to the following factors:

-

Oil and gas operating expense increased 73% primarily due to approximately $300 million in operating expenses on properties acquired with the 2006 acquisitions, an increase of $40 million in expenses in the deepwater Gulf of Mexico related primarily to subsurface repairs, an increase of $25 million in insurance expenses and an increase of approximately $20 million related to 2007 severance cost. These and other increases associated with rising service and material costs were partially offset by decreases of approximately $40 million associated with properties divested during 2007.

-

Oil and gas transportation and other expenses increased 25%. Transportation expenses increased primarily due to higher volumes transported as a result of the 2006 acquisitions, partially offset by a decrease associated with properties divested in 2007.

-

Exploration expense increased $281 million due primarily to a $173 million increase in impairments of unproved properties, primarily associated with a significant increase in unproved leasehold interests as a result of the 2006 acquisitions, and an $80 million increase in dry hole expense related mostly to offshore activities in the Gulf of Mexico.

-

GPM expenses increased $638 million. Costs associated with gathering and processing operations increased $549 million primarily due to facilities acquired in 2006. Marketing transportation and cost of product increased $89 million primarily due to higher volumes transported as a result of the 2006 acquisitions and the assumption of firm transportation contracts in 2006.

-

G&A expense increased 47% primarily due to increases in compensation and benefit expenses of $128 million related to the increase in the number of employees associated with the 2006 acquisitions and rising compensation and benefit costs for employees and $87 million related to employee severance, one-time benefits and office lease termination costs associated with the Company's post-acquisition asset realignment and restructuring efforts.

-

DD&A expense increased 117%. DD&A expense associated with oil and gas properties increased approximately $750 million as a result of operations acquired in 2006 and approximately $420 million due to higher costs associated with acquiring, finding and developing oil and gas reserves. Depreciation of other properties and equipment increased approximately $110 million primarily due to gathering, processing and general properties obtained with the 2006 acquisitions. These increases were partially offset by a decrease of approximately $150 million related to properties divested in 2007.

-

Other taxes increased 172%. The increase includes $495 million related to the Algerian exceptional profits tax. The remaining increase of $54 million is primarily due to the effect of higher sales volumes on production taxes and higher franchise taxes.

Interest Expense and Other (Income) Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions	2007	2006	2007	2006

Interest Expense
Gross interest expense	$242	$228	$964	$360
Capitalized interest	(20)	(25)	(103)	(48)

Net interest expense	222	203	861	312

Other (Income) Expense
Interest income	(22)	(17)	(66)	(28)
Foreign currency exchange (gains) losses	(8)	1	2	-
Other	22	2	4	7

Total other (income) expense	(8)	(14)	(60)	(21)

Total	$214	$189	$801	$291

       Anadarko's gross interest expense for the three and nine months ended September 30, 2007 increased 6% and 168%, respectively, compared to the same periods of 2006. The increase in the third quarter of 2007 was primarily due to the effect of higher interest rates, partially offset by a decrease in average borrowings as a result of significant amounts of debt repaid during 2007 with divestiture proceeds. The increase in gross interest expense for the nine months ended September 30, 2007 was due primarily to higher average borrowings associated with the acquisitions of Kerr-McGee and Western and higher interest rates compared to the same period of 2006.

       For the three and nine months ended September 30, 2007, capitalized interest decreased 20% and increased 115%, respectively, compared to the same period of 2006 due to the change in the amount of capitalized costs that qualify for interest capitalization. For additional information, see Acquisitions and Divestitures and Debt below and Interest Rate Risk under Item 3 of this Form 10-Q.

       Other (income) expense for the three months ended September 30, 2007 includes $22 million related to unfavorable litigation accrual adjustments.

Income Tax Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except percentages	2007	2006	2007	2006

Income tax expense	$366	$573	$2,252	$1,174
Effective tax rate	41%	30%	38%	32%

      For the three and nine months ended September 30, 2007, income tax expense related to continuing operations decreased 36% and increased 92%, respectively, compared to the same periods of 2006 primarily due to a change in income before income taxes and variances from the statutory rate.

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

       The initial acquisition facility was replaced in April 2007 with a variable-rate 354-day, $8 billion facility. Other terms of the facility remain substantially the same as the original acquisition facility. As of September 30, 2007, the Company had reduced the initial amount owed under the facilities from $22.5 billion to approximately $3.0 billion, using divestiture proceeds, proceeds from new long-term debt issuances and cash flow from operations. Anadarko intends to continue reducing leverage in 2007 through a combination of asset divestitures, cash flow from operations and possible securities offerings. See Outlook.

Divestitures closed in 2007   Through October 2007, the Company has closed several unrelated divestiture transactions representing approximately $11.6 billion before income taxes. The most significant of these transactions are discussed below.

       In January 2007, the Company sold its interests in the Knotty Head and Big Foot oil discoveries, as well as the Big Foot North prospect in the Gulf of Mexico, for $0.9 billion. During February 2007, Anadarko also closed the sale of its Genghis Khan discovery in the deepwater Gulf of Mexico for $1.3 billion. In March 2007, Anadarko divested control of its interests in 28 Permian basin oil and gas fields in West Texas for $1.0 billion (see Off-Balance Sheet Arrangements), sold its Vernon and Ansley fields located in Jackson Parish, Louisiana, for $1.5 billion and sold its interests in the Elk basin and Gooseberry area of the Northern Rockies for $0.4 billion.

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

       In July 2007, the Company divested control of its interests in the Chaney Dell and Midkiff/Benedum natural gas gathering systems and associated processing plants for $1.9 billion. These assets generated less than 1% of Anadarko's operating income during the first nine months of 2007.

       Also in July 2007, through the formation of joint ventures and other separate agreements, the Company received approximately $0.5 billion in cash and other consideration, including reimbursement of capital expenditures previously incurred by the Company in connection with the development of certain properties and third-party commitments to fund a portion of the Company's future capital costs with respect to the same properties. The net proceeds from these divestitures were used to further reduce debt.

      In October 2007, the Company divested certain interests in Qatar for approximately $350 million. Anadarko will use net proceeds from this transaction to further reduce debt.

Pending Master Limited Partnership Securities Offering

       On October 15, 2007, Western Gas Partners, LP (the Partnership), a newly formed 100% owned subsidiary of the Company, filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) relating to a proposed underwritten initial public offering of 18.75 million common units, representing limited partnership interests in the Partnership, plus an option for the underwriters to purchase up to an additional 2.81 million common units. The Partnership was initially formed by Anadarko, the indirect general partner of the Partnership, to own and develop midstream energy assets. Upon completion of this transaction, Anadarko expects to hold approximately 59% of the interests in the Partnership. Anadarko will retain the general partnership interest in the Partnership and will continue to operate the Partnership's assets pursuant to an omnibus agreement and a services and secondment agreement. Since gathering and processing assets support Anadarko's oil and gas producing activities, Anadarko plans to maintain operational control of the assets and expects to continue to consolidate the results of that business in its financial statements. The Company plans to use proceeds it receives from this transaction to reduce debt.

Capital Resources and Liquidity

Overview     Anadarko's primary sources of cash during the first nine months of 2007 were divestiture transactions and cash flow from operating activities. The Company used cash primarily to retire debt, to fund Anadarko's capital spending program and to pay income taxes and dividends. The Company funded its capital investment program during the first nine months of 2007 primarily through cash flow from operating and investing activities.

Cash Flow from Operating Activities     Anadarko's cash flow from continuing operating activities during the nine months ended September 30, 2007 was $1.78 billion compared to $3.22 billion for the same period of 2006. The decrease in cash flow was attributed to higher costs and expenses, the effect of estimated tax payments associated with divestitures, partially offset by the impact of higher volumes associated with the acquisitions. Income tax payments of $1.6 billion associated with taxable gains on divestitures proceeds were made in the nine months ended September 30, 2007.

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

Debt     At September 30, 2007, Anadarko's total debt was $14.7 billion compared to total debt of $23.0 billion at December 31, 2006. During the first nine months of 2007, the Company repaid an aggregate principal amount of $8.3 billion of debt that was outstanding as of December 31, 2006.

       In April 2007, the Company refinanced the remaining balance of its 364-day acquisition facility with a new $8 billion 354-day credit facility due March 31, 2008. The variable-rate facility, which had a balance of $3.0 billion at September 30, 2007, is based on the London Interbank Offered Rate (LIBOR) and had an average interest rate of approximately 6.45% at September 30, 2007.

Capital Expenditures     The following table shows the Company's capital expenditures relating to continuing operations, by category.

	Nine Months Ended
	September 30

millions	2007	2006

Development	$1,793	$1,865
Exploration	446	301
Property acquisition
Development - proved	8	4
Exploration - unproved	40	241
Capitalized interest	101	43

Total oil and gas	2,388	2,454
Gathering and other	605	194

Total*	$2,993	$2,648

* Excludes corporate acquisitions.

       During the nine months ended September 30, 2007, Anadarko's capital spending increased 13% compared to the same period of 2006 primarily due to expenditures of the acquired companies, mostly related to gathering facilities. The variances in the mix of spending reflect the Company's available opportunities based on the near-term ranking of projects by net asset value potential.

Dividends     In the first nine months of 2007 and 2006, Anadarko paid $128 million and $125 million, respectively, in dividends to its common stockholders (nine cents per share in the first, second and third quarters of both 2007 and 2006). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

       Until September 30, 2007, the covenants in certain of the Company's agreements provided for a maximum capitalization ratio of 67% debt. The maximum capitalization ratio under covenants of its agreements became 60% debt after September 30, 2007. As of September 30, 2007, Anadarko's capitalization ratio was 48%.

       Although these covenants do not specifically restrict the payment of dividends, the impact of dividends paid on the Company's debt to total capitalization ratio must be considered prior to the payment of dividends in order to ensure the maximum debt to total capitalization ratio is not exceeded. Based on these covenants, as of September 30, 2007, retained earnings of approximately $8.8 billion were not limited as to the payment of dividends.

       During the nine months ended September 30, 2007 and 2006, Anadarko also paid $2 million in preferred stock dividends.

Outlook    The Company's goals include continuing to find or acquire high-margin oil and gas reserves at competitive prices while keeping operating costs at efficient levels. Anadarko completed the acquisitions of Kerr-McGee and Western in August 2006 in two separate all-cash transactions. These transactions required $22.5 billion of capital which was initially funded through a 364-day acquisition facility. In April 2007, Anadarko refinanced the remaining balance with a new 354-day, $8.0 billion facility which matures in March 2008. As of September 30, 2007, the Company had reduced the initial amount owed under a facility from $22.5 billion to approximately $3.0 billion using divestiture proceeds, long-term debt issuance proceeds and cash flow from operations.  Anadarko intends to further reduce leverage during the remainder of 2007.

       In October 2007, the Company divested certain interests in Qatar for approximately $350 million. As discussed previously, Anadarko also intends to reduce its economic interest in certain midstream assets through the formation and initial public offering of a Master Limited Partnership. The net after-tax proceeds from each of these transactions will be used to reduce indebtedness.

       The Company estimates that approximately 10% of the sales volumes for the first nine months of 2007 are associated with the properties which have been divested. After the divestitures are complete, the Company expects proved reserves of Anadarko to be between 2.4 to 2.5 billion BOE, slightly higher than at the beginning of 2006. The goal of the Kerr-McGee and Western acquisitions was to provide for a more economically efficient platform with improved and more consistent growth potential. The new portfolio is expected to be better balanced, with lower-risk U.S. onshore resource plays complementing the volatility inherent in the Company's deepwater Gulf of Mexico and international programs. The Company believes the acquisitions and subsequent portfolio realignment will have the following key benefits:

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

       The Company currently expects 2007 capital spending to be approximately $4.1 to $4.3 billion. The Company has allocated about 59% of capital spending to development activities, 19% to exploration activities, 15% to gas gathering and processing activities, with the remaining 7% for capitalized interest and other items. The Company's capital discipline strategy is to set capital activity at levels that can be funded with operating cash flows. Anadarko believes that its expected level of cash flow, and continued discipline in its capital spending activity, will be sufficient to fund the Company's projected operational program for 2007.

       If capital expenditures exceed operating cash flow, funds are supplemented as needed by short-term borrowings under commercial paper, money market loans or credit agreement borrowings. To facilitate such borrowings, the Company has in place a $750 million committed credit agreement, which is supplemented by various noncommitted credit lines that may be offered by certain banks from time to time at then-quoted rates. As of September 30, 2007, the Company had no outstanding borrowings under its credit facility. The Company's policy is to limit commercial paper borrowing to levels that are fully supported by unused balances from its committed credit facilities. The Company may choose to refinance certain portions of these short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may sell securities under its shelf registration statement filed with the SEC in September 2006.

       The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property divestitures and additional borrowings, to secure funds when needed.

       Prices for the Company's natural gas sales are a function of both the New York Mercantile Exchange (NYMEX) prices as well as basis differentials for various sales regions. The Company has been active recently trying to protect against wider basis differentials versus NYMEX index by utilizing basis hedges and firm transportation agreements. In October 2007, the Company added to its existing NYMEX hedging program an additional 540 thousand MMBtu/d for 2008 using three-way option collars. The Company now has a total of 1,400 thousand MMBtu/d (1.4 Bcf/d) of 2008 natural gas hedged using three-way option collars. Averaging the total 2008 hedged position of the Company results in a floor of $7.50 per MMBtu in place until $5.32 per MMBtu at which point the Company will receive market plus $2.18 per MMBtu for prices below $5.32 per MMBtu. Additionally, the price will be capped at $10.97 per MMBtu for gas prices above that level.

Discontinued Operations

       In November 2006, Anadarko sold its wholly owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before income taxes. Accordingly, the Canadian oil and gas operations have been classified as discontinued operations in the consolidated statements of income and cash flows. Results of discontinued operations for the three and nine months ended September 30, 2007 relate primarily to marketing activities that were exited during 2007 and the effect of foreign currency translation on the indemnity liability discussed in Note 17. The following table summarizes selected data pertaining to discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30

millions except per share amounts	2007	2006	2007	2006

Revenues and other	$-	$192	$24	$656

Income (loss) from discontinued operations	(16)	96	8	312
Gain on disposition of discontinued operations	-	-	16	-

Income (loss) from discontinued operations before income taxes	(16)	96	24	312
Income tax expense (benefit)	(4)	21	2	(8)

Income (loss) from discontinued operations, net of taxes	$(12)	$75	$22	$320

Earnings (loss) per common share from discontinued operations - diluted	$(0.03)	$0.16	$0.05	$0.69

Sales volumes (MMBOE)	-	5	-	15

Cash flow provided by operating activities			$193	$417
Capital expenditures			$-	$478

Off-Balance Sheet Arrangements

       In 2007, Anadarko contributed certain of its producing oil and gas properties and gathering and processing assets, with an aggregate fair value of approximately $2.9 billion, to newly formed entities in exchange for noncontrolling mandatorily redeemable interests in those entities. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion, which the Company used to repay its acquisition-related debt. Anadarko has a legal right to setoff and intends to net-settle its obligations under each of the notes payable to the investees and the distributable value of its interest in the corresponding investee. Accordingly, the $2.9 billion aggregate principal amount of such notes does not affect Anadarko's reported debt balance, since the notes and the carrying amount of Anadarko's investments in the investees are presented on the consolidated balance sheet on a net basis. Note 16 to the consolidated financial statements included in Item 1, Part I of this quarterly report provides additional information with respect to each of these transactions. Completion of these transactions resulted in Anadarko divesting control of its interests in certain non-core exploration and production and midstream assets and operations, while retaining a participating 5% interest in profits, losses and residual value of the investees.

       With respect to each investee, liquidation of the investee or redemption of Anadarko's interest in the investee is expected to result in Anadarko net-settling in cash its obligation under the corresponding note payable with the distributable value of its interest in the investee. The Company does not currently expect such net settlement to have a material effect on its future financial condition, results of operations or cash flows. Each of Anadarko's non-controlling interests in the investees is optionally redeemable by Anadarko or the controlling investor in or after 2022 and is mandatorily redeemable in 2037.

Critical Accounting Policies and Estimates

Change in Accounting Principle   In the third quarter of 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from the full cost to the successful efforts method. In accordance with SFAS No. 154, "Accounting Changes and Error Corrections," financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." For additional information on the impact of the change to the successful efforts method of accounting see Note 1 - Summary of Significant Accounting Policies - Properties and Equipment, Note 4 - Change in Accounting Principle and Note 6 - Properties and Equipment of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

       In connection with the change to the successful efforts method of accounting, Anadarko identified the following accounting policies and estimates as "critical," generally involving significant subjectivity, with potentially material effects on the Company's financial statements if associated assumptions, estimates and judgments are revised.

Unproved Leasehold Costs   Leasehold acquisition costs are initially capitalized when incurred and transferred to proved oil and gas properties to the extent the costs are attributed to proved reserves as a result of successful exploration activities, or if either production history or conclusive formation tests support the economic recovery of additional reserves. As of September 30, 2007, the Company has approximately $13.0 billion of capitalized unproved leasehold costs, primarily from its August 2006 acquisitions of Kerr-McGee and Western. Individually significant unproved leasehold costs are generally assessed for impairment at a lease level or resource play (for example, Greater Natural Buttes area in the Rocky Mountain region), while leasehold acquisition costs associated with prospective areas that have had limited or no previous exploratory drilling are generally assessed for impairment by major prospect area. In evaluating unproved leasehold costs for impairment, management considers all relevant information, including the current cost to acquire similar leasehold interests; remaining time to lease expiration; exploration and development plans and changes therein; results of seismic data interpretation; the Company's historical and anticipated rate of success of finding proved reserves on leases or prospects with similar characteristics; as well as drilling success in the area assessed or nearby fields, including success of other companies.

       A majority of the Company's unproved leasehold costs are associated with leases or concessions to which proved developed producing reserves are also attributed. Generally, economic recovery of unproved reserves in such areas is not yet supported by actual production or conclusive formation tests, but may be confirmed by the Company's continuing exploitation program. Ultimate recovery of potentially recoverable reserves in areas with established production generally has greater probability than in areas with limited or no prior drilling activity. To the extent reserves are concluded to be economically recoverable, the associated unproved leasehold costs are transferred to proved property costs and included in the depletion base, with the remaining costs reflected as exploration expense upon impairment.

       A portion of the Company's unproved leasehold costs are associated with the Land Grant acreage in which the Company owns mineral interests in perpetuity and plans to explore and evaluate the acreage through a 10- to 12-year program. Costs are included in the depletion base as properties are evaluated.

       A portion of the Company's unproved leasehold costs are associated with individually insignificant leases and are amortized on a group basis over the average lease terms of subject leases at rates that provide for full amortization of unsuccessful leases upon expiration.

       The remainder of the Company's unproved leasehold costs are associated with the Company's exploration program, in which drilling activities have not yet commenced or are inconclusive, and the disposition of such costs through systematic or periodic impairment or transfer to proved property costs will follow the Company's exploration success. An estimate as to sensitivity to earnings if assumptions other than those used for impairment of unproved properties is impractical given the broad range and number of assumptions involved and the relatively low level of exploration activities which have occurred during 2007 on assets acquired in the Kerr-McGee and Western acquisitions.

Suspended Exploratory Drilling Costs   Under the successful efforts method of accounting, exploratory drilling costs associated with a discovery well are initially capitalized, or suspended, pending determination of whether proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory drilling costs in light of ongoing exploration activities - in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are under way and proceeding as planned. If management determines that future appraisal drilling or development activities are not likely to occur, associated suspended exploratory drilling costs are expensed. Therefore, at any point in time, the Company has capitalized costs on its consolidated balance sheet associated with exploratory wells that may be charged to exploration expense in a future period. At September 30, 2007, suspended exploratory drilling costs were $266 million compared to $312 million at December 31, 2006.

Impairment of Assets   A long-lived asset other than unproved oil and gas property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may be greater than its future net cash flows. Impairment loss, if any, is measured as the excess of its carrying amount over the asset's fair value. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices for oil, gas or NGLs; estimates of future oil and gas production; development and operating costs and the timing thereof; economic and regulatory climates and other factors. The Company's estimates of future net cash flows used in the impairment assessments are inherently imprecise because they reflect management's expectation of future conditions that are often outside of management's control. However, assumptions used reflect management's long-term outlook on prices, costs and other factors, and are consistent with assumptions used in the Company's business plans and investment decisions.

Recent Accounting Developments

       In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 does not require new fair value measurements. Rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. SFAS No. 157 will be effective for Anadarko on January 1, 2008. The Company is currently evaluating the effects of the adoption of this standard on its financial statements.

Other Developments

Algeria   Anadarko's operations in Algeria have been governed by an Agreement for Exploration and Exploitation of Liquid Hydrocarbons (PSC) that Anadarko Algeria Corporation entered into in October 1989 with Sonatrach, the national oil company of Algeria. In March 2006, Anadarko received from Sonatrach a letter purporting to give notice under the PSC that enactment of a law relating to hydrocarbons triggered Sonatrach's right under the PSC to renegotiate the PSC in order to re-establish the equilibrium of Anadarko's and Sonatrach's interests. Anadarko and Sonatrach reached an impasse over whether Sonatrach has a right to renegotiate the PSC based on this new law and have entered into a formal non-binding conciliation process under the terms of the PSC to try to resolve this dispute. At this time, Anadarko is unable to reasonably estimate what the economic impact under the PSC might be if Sonatrach is successful in modifying the PSC.

       In July 2006, the Algerian parliament approved legislation establishing an exceptional profits tax on foreign companies' Algerian oil and gas production. In December 2006, implementing regulations regarding this legislation were issued. These regulations provide for an exceptional profits tax imposed on gross production at rates of taxation ranging from 5% to 50% based on average daily production volumes for each calendar month in which the price of Brent crude averages over $30 per barrel, retroactively effective to August 2006 production. Uncertainty existed at that time as to whether the exceptional profits tax would apply to the full value of production or only to the value of production in excess of $30 per barrel. In 2006, Anadarko recorded a $103 million accrual for the tax, assuming the tax would be applied only to the amounts in excess of $30 per barrel.

       In April 2007, Anadarko received information from Algeria indicating that the withholding of the exceptional profits tax was being applied to the full value of production rather than to the amounts in excess of $30 per barrel. This was evidenced by changes in the Company's crude oil lifting schedule, which was conveyed to Anadarko by Sonatrach. As a result, Anadarko changed the measurement basis for the exceptional profits tax liability in the first quarter of 2007, to reflect the application of the tax rate to the full value of production. On that measurement basis, the Company recognized production tax expense of $495 million for the first nine months of 2007. Of this amount, $87 million, or $0.19 per diluted share is related to 2006 sales and income from continuing operations. The third quarter of 2007 expense was $156 million.

       At December 31, 2006, Anadarko had 111 million barrels of proved undeveloped reserves in Algeria, the economics of which are sensitive to the exceptional profits tax. Anadarko is continuing to evaluate the impact of the exceptional profits tax on the economic viability of its projects in Algeria, as well as its legal remedies with regard to the exceptional profits tax.

       In response to the Algerian government's imposition of the exceptional profits tax, the Company has notified Sonatrach of its disagreement with the proposed collection of the exceptional profits tax. The Company believes that the PSC provides fiscal stability through several of its provisions. To facilitate discussions between the parties in an effort to resolve the dispute, on October 31, 2007, the Company initiated a conciliation proceeding as provided in the agreement. The conciliation proceeding is non-binding on the parties. At this time, the Company cannot determine the ultimate outcome of the conciliation proceeding, any intervening negotiations or any subsequent recourse to arbitration by either side.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company's primary market risks are fluctuations in energy prices and interest rates. These fluctuations can affect revenues and the cost of operating, investing and financing activities. The Company's risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. For information regarding the Company's accounting policies related to derivatives and additional information related to the Company's financial instruments, see Note 1 - Summary of Significant Accounting Policies, Note 7 - Debt and Note 8 - Financial Instruments of the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Energy Price Risk   The Company's most significant market risk is the pricing for natural gas, crude oil and NGLs. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. Below is a sensitivity analysis of the Company's commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes   The Company had derivative instruments in place to reduce the price risk associated with future equity production of 396 Bcf of natural gas and 65 MMBbls of crude oil as of September 30, 2007. As of September 30, 2007, the Company had a net unrealized gain of $41 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by approximately $320 million. However, this loss would be substantially offset by an increase in the value of that portion of the Company's production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes   As of September 30, 2007, the Company had a net unrealized gain of $13 million (gains of $42 million and losses of $29 million) on derivative financial instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of $8 million.

Interest Rate Risk   As of September 30, 2007, Anadarko had outstanding $5.0 billion of variable-rate debt and $9.7 billion of fixed-rate debt. A 10% increase in LIBOR interest rates would increase gross interest expense approximately $32 million per year.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

       Except for the changes noted in the following paragraphs relating to the Kerr-McGee and Western acquisitions and the change in accounting principle, there were no changes in Anadarko's internal controls over financial reporting during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

       In August 2006, the Company completed the acquisitions of Kerr-McGee and Western. Management has substantially integrated the acquired companies' historical internal control over financial reporting with the Company's internal control over financial reporting. The remaining integration may lead to changes in controls for future fiscal periods but management does not expect these changes to materially affect the Company's internal control over financial reporting. Management will complete the integration process during 2007.

       In the third quarter of 2007, the Company changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method. The Company's internal controls over financial reporting have been modified as necessary in connection with the Company adopting the successful efforts method of accounting and retrospectively revising financial information for prior periods. Although further changes in internal controls over financial reporting may occur in the fourth quarter of 2007 with respect to the change in accounting method, management does not expect any such changes to materially affect the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters    In June 2005 and November 2005, Kerr-McGee Oil and Gas Onshore LP received Notices of Violation from the Colorado Department of Public Health and Environment alleging that allowable air emissions under the Clean Air Act were exceeded with respect to certain production operations in Colorado. Kerr-McGee Oil and Gas Onshore LP also received a letter from the Department of Justice in November 2005 alleging violations of certain air quality and permitting regulations at the Cottonwood and Ouray compressor stations in Uintah County, Utah, which were operated by Westport Oil and Gas Company, L.P. prior to Westport's merger with Kerr-McGee in 2004. The Department of Justice later alleged that certain air quality regulations were also violated at the Bridge compressor station in Uintah County. The Company has negotiated a Consent Decree with the state and federal agencies to resolve all of the air issues by agreeing to pay a monetary penalty of $200,000 and by performing Supplemental Environmental Projects, at an estimated cost of $250,000. The settlement will also require the Company to perform certain air emission control measures requiring capital expenditures of approximately $18 million over a period of several years. The Consent Decree has been filed with the United States District Court for the District of Colorado in a matter styled United States of America v. Kerr-McGee Corporation. On August 17, 2007, the Rocky Mountain Clean Air Committee and the Natural Resources Defense Council filed a motion to intervene in the litigation, asserting that the monetary penalty was insufficient, and on September 28, 2007, the Court approved an order allowing the parties to intervene. The parties are currently briefing the Court on the level of intervention the intervening parties should be allowed in the matter. The Consent Decree must be approved by the Court before it becomes final.

       On December 28, 2005, a subsidiary of the Company, Kerr-McGee Oil & Gas Onshore LP (formerly known as Westport Oil and Gas Company, L.P.) (KMOG Onshore), received a letter from the Environmental Protection Agency (EPA) alleging that KMOG Onshore constructed well pads and associated roads and pipelines in a wetland adjacent to the Hams Fork River in Lincoln County, Wyoming without obtaining necessary permits required by the Clean Water Act. The letter also directed KMOG Onshore to cease and desist the unauthorized discharge (which Kerr-McGee had already stopped) and undertake removal and restoration activities. A restoration plan has been approved by the EPA. The estimated five year cost for restoration is $900,000. This amount will be used to purchase five acres of land dedicated to wetlands preservation, relocation of facility equipment, re-vegetation and monitoring. The EPA did not require KMOG Onshore to shut in the wells. In addition to implementation of the restoration plan, on September 17, 2007, the EPA and the Company entered into a consent agreement whereby the Company agreed to pay an administrative penalty of $157,000 to resolve the alleged violation, which the Company paid in October 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2007.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Period	purchased (1)	per share	or programs	plans or programs (2)

July 1-31	10,332	$50.08	-
August 1-31	18,251	$48.67	-
September 1-30	7,257	$52.02	-

Third Quarter 2007	35,840	$49.75	-	$636,000,000

(1)

During the third quarter of 2007, no shares were purchased under the Company's share repurchase program. During the third quarter of 2007, 35,840 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

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

Exhibit		Original Filed	File
Number	Description	Exhibit	Number

3(a)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496

(b)	By-laws of Anadarko Petroleum Corporation, as amended	3.1 to Form 8-K dated February 16, 2007	1-8968

(c)	Certificate of Amendment of Anadarko's Restated Certificate of Incorporation	4.1 to Form 8-K dated July 28, 2000	1-8968

(d)	Certificate of Amendment of Anadarko's Restated Certificate of Incorporation	3(d) to Form 10-Q for quarter ended June 30, 2006	1-8968

4(a)	Certificate of Designation of 5.46% Cumulative Preferred Stock, Series B	4(a) to Form 8-K dated May 6, 1998	1-8968

(b)	Rights Agreement, dated as of October 29, 1998, between Anadarko Petroleum Corporation and The Chase Manhattan Bank	4.1 to Form 8-A dated October 30, 1998	1-8968

(c)	Amendment No. 1 to Rights Agreement, dated as of April 2, 2000 between Anadarko and The Rights Agent	2.4 to Form 8-K dated April 2, 2000	1-8968

(d)	$8.0 Billion Term Loan Agreement, dated as of April 10, 2007, among Anadarko Petroleum Corporation and the Lenders	10.1 to Form 8-K dated April 13, 2007	1-8968

(e)	Underwriting Agreement, dated September 14, 2006, among Anadarko Petroleum Corporation and the Underwriters	1.1 to Form 8-K dated September 19, 2006	1-8968

(f)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A.	4.1 to Form 8-K dated September 19, 2006	1-8968

(g)	Second Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.1 to Form 8-K dated October 5, 2006	1-8968

(h)	Ninth Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.2 to Form 8-K dated October 5, 2006	1-8968

10(a)	Compensatory Arrangements for Certain Officers	Form 8-K dated January 17, 2007	1-8968

(b)	Form of Amendment to Stock Option Agreement dated January 23, 2007	10.1 to Form 8-K dated January 23, 2007	1-8968

*31(a)	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

*(b)	Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

*32	Section 1350 Certifications

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

November 8, 2007	By:	/s/ R. A. WALKER

R. A. Walker Senior Vice President, Finance and Chief Financial Officer