Form 10-K
period 2007-12-31
ANADARKO PETROLEUM CORP
filed 2008-02-29
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒.

The aggregate market value of the Company’s common stock held by non-affiliates of the registrant on June 29, 2007 was $24.1 billion based on the closing price as reported on the New York Stock Exchange.

The number of shares outstanding of the Company’s common stock as of January 31, 2008 is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	468,065,186

Part of Form 10-K	Documents Incorporated By Reference
Part II	Portions of the Anadarko Petroleum Corporation 2007 Annual Report to Stockholders.

Part III	Portions of the Proxy Statement for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 20, 2008 (to be filed with the Securities and Exchange Commission prior to April 10, 2008).

PART I

Item 1.	Business

General

Anadarko Petroleum Corporation is among the largest independent oil and gas exploration and production companies in the world, with 2.43 billion barrels of oil equivalent (BOE) of proved reserves as of December 31, 2007. The Company’s major areas of operation are located onshore in the United States, the deepwater of the Gulf of Mexico and Algeria. Anadarko also has production in China and a development project in Brazil and is executing strategic exploration programs in several other countries. The Company actively markets natural gas, oil and natural gas liquids (NGLs) and owns and operates gas gathering and processing systems. In addition, the Company has hard minerals properties that contribute operating income through non-operated joint ventures and royalty arrangements in several coal, trona (natural soda ash) and industrial mineral mines located on lands within and adjacent to its Land Grant holdings. The Land Grant is an 8 million acre strip running through portions of Colorado, Wyoming and Utah where the Company owns most of its fee mineral rights. Anadarko is committed to minimizing the environmental impact of exploration and production activities in its worldwide operations through programs such as carbon dioxide (CO2) sequestration and the reduction of surface area used for production facilities. Unless the context otherwise requires, the terms “Anadarko” or “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. The Company’s corporate headquarters are located at 1201 Lake Robbins Drive, The Woodlands, Texas 77380, where the telephone number is (832) 636-1000.

On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee Corporation (Kerr-McGee) in an all-cash transaction totaling $16.5 billion plus the assumption of approximately $2.6 billion in debt. On August 23, 2006, Anadarko completed the acquisition of Western Gas Resources, Inc. (Western) in an all-cash transaction totaling $4.8 billion plus the assumption of $625 million in debt. Anadarko financed $22.5 billion for the acquisitions under a 364-day committed acquisition facility. As part of an asset realignment associated with the acquisitions, the Company sold its wholly-owned Canadian oil and gas subsidiary, Anadarko Canada Corporation, in November 2006 for approximately $4 billion. Anadarko also divested, in 2007 and 2006, certain properties onshore in the United States, in the Gulf of Mexico and Qatar for total proceeds of approximately $13 billion before income taxes. The proceeds from all of these transactions were used to reduce indebtedness. Through December 31, 2007, the Company had reduced the initial amount financed under the acquisition facility from $22.5 billion to approximately $1 billion, using divestiture proceeds, long-term refinancing and cash flow from operations. For additional information, see Acquisitions and Divestitures and Outlook under Item 7 of this Form 10-K.

During 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Additionally, unless noted otherwise, the following information relates to Anadarko’s continuing operations and excludes the discontinued Canadian operations. For additional information, see Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Oil and Gas Properties and Activities

Proved Reserves

As of December 31, 2007, Anadarko had proved reserves of 8.5 trillion cubic feet (Tcf) of natural gas and 1.0 billion barrels of crude oil, condensate and NGLs. Combined, these proved reserves are equivalent to 2.43 billion barrels of oil or 14.6 Tcf of gas. During 2007, sales of proved reserves in place associated with the Company’s asset realignment program totaled 620 million barrels of oil equivalent (MMBOE). Excluding the effect of divestitures, the Company added approximately 252 MMBOE of proved reserves in 2007. Reserve adds were primarily driven by successful drilling in coalbed methane (CBM) and conventional plays and positive revisions associated with successful infill drilling onshore in the United States, as well as the initial recognition of proved reserves for the Peregrino development offshore in Brazil. As of December 31, 2007, Anadarko had proved developed reserves of 6.3 Tcf of natural gas and 574 million barrels (MMBbls) of crude oil, condensate and NGLs. Proved developed reserves comprise 67% of total proved reserves.

Anadarko’s estimates of proved reserves and associated future net cash flows as of December 31, 2007 were made solely by the Company’s engineers and are the responsibility of management. The methods and procedures used in preparing the Company’s estimates of proved reserves, as of December 31, 2007, were reviewed by Netherland, Sewell & Associates, Inc. (NSAI). It should be understood that NSAI’s review of the Company’s procedures and methods relating to Anadarko’s estimates of proved reserves does not constitute a complete review, study or audit of the estimated proved reserves. Through participation in the procedures and methods review of Anadarko properties, NSAI was able to: (1) observe, in some detail, the methods and procedures, and the degree to which the Company’s engineers adhere to the definitions and guidelines of the SEC in developing the reserve estimates; (2) provide opinions to Anadarko’s reserves group and reserves estimators regarding questions and issues raised during the meetings; (3) provide Anadarko’s reserves group and reserves estimators with industry information related to reserves estimating issues and practices. Anadarko incorporated NSAI’s suggestions for changes in methods and procedures into its reserve estimation process where the Company deemed appropriate. NSAI’s opinions resulting from their participation in the review meetings should not be construed as NSAI expressing a view on the overall reasonableness of the Company’s reserve estimates or procedures and methods. Management’s intent in retaining NSAI to review its methods and procedures is to provide for objective third-party input on these methods and procedures and gather industry information applicable to its reserve estimation and reporting process.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2007, 2006 and 2005 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities—Unaudited (Supplemental Information) in the Consolidated Financial Statements under Item 8 of this Form 10-K. Additional information with respect to the Company’s methods and procedures employed in the reserve estimation process, are also found in the Supplemental Information. The Company files annual estimates of certain proved oil and gas reserves with the U.S. Department of Energy (DOE), which are within 5% of the amounts included in the above estimates.

Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company’s estimates of future net cash flows and discounted future net cash flows from proved reserves. See Operating Results and Critical Accounting Policies and Estimates under Item 7 of this Form 10-K for additional information on the Company’s proved reserves.

Sales Volumes and Prices

The following table shows the Company’s annual sales volumes from continuing operations. Sales volumes for 2007 include approximately 15 MMBOE associated with properties that were divested during 2007. Volumes for natural gas are in billion cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch. For the computation of MMBOE, six thousand cubic feet (Mcf) of gas is the energy equivalent of one barrel of oil, condensate or NGLs.

Sales Volumes

	2007	2006	2005
United States
Natural gas (Bcf)	698	558	414
Oil and condensate (MMBbls)	48	39	24
Natural gas liquids (MMBbls)	16	15	13
Total (MMBOE)	180	147	106

Algeria
Oil and condensate (MMBbls)	24	23	25
Total (MMBOE)	24	23	25

Other International
Oil and condensate (MMBbls)	7	8	8
Total (MMBOE)	7	8	8

Total
Natural gas (Bcf)	698	558	414
Oil and condensate (MMBbls)	79	70	57
Natural gas liquids (MMBbls)	16	15	13
Total (MMBOE)	211	178	139

The following table shows the Company’s annual average sales prices and average production costs from continuing operations. The impact on average sales prices from derivative instruments the Company utilizes to manage price risk related to the Company’s sales volumes is shown separately in the table. Natural gas sales and oil and condensate sales include net unrealized gains (losses) related to these derivatives of $(395) million and $(653) million for 2007 and $579 million and $258 million for 2006, respectively. Unrealized gains (losses) related to derivatives were not material in 2005. Production costs are costs incurred to operate and maintain the Company’s wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product, property taxes, production and severance taxes and production related general and administrative costs. Certain amounts for prior years have been reclassified to conform to the current presentation. Additional information on volumes, prices, production costs and markets is contained in Financial Results and Marketing Strategies under Item 7 of this Form 10-K. Additional detail of production costs is contained in the Supplemental Information under Item 8 of this Form 10-K. Information on major customers is contained in Note 16—Major Customers of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Sales Prices and Production Costs

	2007	2006	2005
United States
Sales price
Natural gas price per Mcf, excluding derivatives	$ 5.74	$6.14	$7.44
Realized gains (losses) on derivatives	0.73	0.33	(0.25)
Unrealized gains (losses) on derivatives	(0.57)	1.03	(0.03)

Total gains (losses) on derivatives	0.16	1.36	(0.28)

Total price per Mcf	$ 5.90	$7.50	$7.16

Oil and condensate price per barrel, excluding derivatives	$66.64	$59.41	$51.67
Realized gains (losses) on derivatives	1.35	2.64	(7.45)
Unrealized gains (losses) on derivatives	(10.75)	6.54	0.13

Total gains (losses) on derivatives	(9.40)	9.18	(7.32)

Total price per barrel	$57.24	$68.59	$44.35

Natural gas liquids price per barrel, excluding derivatives	$45.87	$39.71	$34.56
Realized gains (losses) on derivatives	0.03	(0.13)	—
Unrealized gains (losses) on derivatives	—	—	—

Total gains (losses) on derivatives	0.03	(0.13)	—

Total price per barrel	$45.90	$39.58	$34.56

Total price per BOE	$42.13	$50.77	$42.29
Production cost per BOE	$11.14	$10.76	$9.19

Algeria
Sales price
Oil and condensate price per barrel, excluding derivatives	$75.50	$65.55	$54.37
Realized gains (losses) on derivatives	—	—	—
Unrealized gains (losses) on derivatives	(5.91)	—	—

Total gains (losses) on derivatives	(5.91)	—	—

Total price per barrel	$69.59	$65.55	$54.37
Production cost per BOE	$34.13	$7.48	$2.88

Other International
Sales price
Oil and condensate price per barrel	$59.91	$48.58	$39.37
Production cost per BOE	$14.78	$10.43	$9.54

Total
Sales price
Natural gas price per Mcf, excluding derivatives	$ 5.74	$6.14	$7.44
Realized gains (losses) on derivatives	0.73	0.33	(0.25)
Unrealized gains (losses) on derivatives	(0.57)	1.03	(0.03)

Total gains (losses) on derivatives	0.16	1.36	(0.28)

Total price per Mcf	$ 5.90	$7.50	$7.16

Oil and condensate price per barrel, excluding derivatives	$68.68	$60.28	$51.04
Realized gains (losses) on derivatives	0.82	1.48	(3.23)
Unrealized gains (losses) on derivatives	(8.31)	3.67	0.06

Total gains (losses) on derivatives	(7.49)	5.15	(3.17)

Total price per barrel	$61.19	$65.43	$47.87

Natural gas liquids price per barrel, excluding derivatives	$45.87	$39.71	$34.56
Realized gains (losses) on derivatives	0.03	(0.13)	—
Unrealized gains (losses) on derivatives	—	—	—

Total gains (losses) on derivatives	0.03	(0.13)	—

Total price per barrel	$45.90	$39.58	$34.56

Total price per BOE	$45.81	$52.63	$44.21
Production cost per BOE	$13.84	$10.31	$8.12

Properties and Activities—United States

Overview Anadarko’s active areas in the United States include the Lower 48 states, Alaska and the deepwater Gulf of Mexico. Reserves in the United States comprised 85% of Anadarko’s total proved reserves at year-end 2007. During 2007, the Company’s drilling efforts in the United States resulted in 1,760 gas wells, 16 oil wells and 18 dry holes. The accompanying maps illustrate the locations of Anadarko’s domestic onshore and offshore oil and gas operations.

The following table presents selected 2007 United States operating data by area.

	Net Sales Volumes			Net Proved Reserves at Year End (MMBOE)	Producing Wells(1)	Drilling Statistics
	Natural Gas (MMcf/d)	Oil and NGLs (MBbls/d)	Total (MBOE/d)			Wells Drilled(2)	Success Rate	Nature of Interest(3)

Rockies:
Tight Gas
-Greater Natural Buttes	202	2	35	234	1,988	238	100.0%	W
-Wattenberg	167	15	43	264	4,142	192	100.0%	W/R
-Wamsutter	84	8	22	98	1,424	154	100.0%	W/R
-Pinedale and Jonah	57	—	10	88	674	188	100.0%	W
Enhanced Oil Recovery	4	11	12	207	1,292	1	100.0%	W
Other	369	4	65	283	10,282	597	99.2%	W/R
Divested Properties	8	2	4	—	—	—	n/a	W/R

	891	42	191	1,174	19,802	1,370	99.6%

Southern Region:
Bossier	164	—	27	150	919	38	100.0%	W
Carthage	81	5	19	120	1,485	107	100.0%	W/R
Haley	115	—	19	39	94	37	100.0%	W
Ozona	43	1	8	53	2,260	100	100.0%	W
Austin Chalk	42	12	19	28	627	23	100.0%	W/R
Other	156	9	34	160	3,098	89	100.0%	W/R
Divested Properties	126	9	31	—	—	1	100.0%	W/R

	727	36	157	550	8,483	395	100.0%

Total Onshore—Lower 48 States	1,618	78	348	1,724	28,285	1,765	99.7%
Alaska	—	23	23	58	194	9	77.8%	W
Gulf of Mexico(4)	294	72	121	297	171	20	45.0%	W/R

Total United States	1,912	173	492	2,079	28,650	1,794	99.0%

(1)	Gross number of wells in which Anadarko has an interest.
(2)	Includes 1,750 gross development wells with a 99.6% success rate and 44 gross exploration wells with a 75.0% success rate.
(3)	W = Working, R = Royalty
(4)	Includes 2007 sales volumes of 2 MMcf/d of gas and 3 MBbls/d of oil associated with partial interests that were divested during 2007.

Anadarko Petroleum Corporation

ONSHORE PROPERTIES

MONTANA
NORTH DAKOTA
Powder River Basin
SOUTH DAKOTA
ROCKIES
IDAHO
EOR
CBM
Pinedale & Jonah
WYOMING
Wamsutter
CBM
NEBRASKA
Greater Natural Buttes
CBM
Wattenberg
DENVER
UTAH
COLORADO
KANSAS
Hugoton
SOUTHERN REGION
ARIZONA
NEW MEXICO
OKLAHOMA
ARKANSAS
Carthage
TEXAS
Haley
Bossier
MISSISSIPPI
Ozona
Austin Chalk
LOUISIANA
THE WOODLANDS
South Texas
N
SCALE
0
100MI.
200MI.
GAS FIELD (CONTAINS OPERATED WELLS)
OIL FIELD (CONTAINS OPERATED WELLS)
LAND GRANT
CORPORATE OFFICES

Colville River Unit
ALASKA

Note: Alaska not to scale

JANUARY 2008

Anadarko

Petroleum Corporation

ONSHORE PROPERTIES

ROCKIES

MONTANA

Powder River Basin

NORTH DAKOTA

IDAHO

WYOMING

Pinedale & Jonah

EOR

CBM

Wamsutter

SOUTH DAKOTA

UTAH

Greater Natural Buttes

CBM

COLORADO

DENVER

Fee Mineral (Net) 8,686,001 7,978

MONTANA

ROCKIES

Wattenberg

SOUTHERN REGION

NEBRASKA

KANSAS

Hugoton

ARIZONA

NEW MEXICO

OKLAHOMA

ARKANSAS

TEXAS

Carthage

Haley

Ozona

South Texas

Bossier

Austin Chalk

THE WOODLANDS

MISSISSIPPI

LOUISIANA

GAS FIELD (CONTAINS OPERATED WELLS)

OIL FIELD (CONTAINS OPERATED WELLS)

LAND GRANT

CORPORATE OFFICES

ALASKA

Colville River Unit

Note: Alaska not to scale

ACREAGE LOWER 48 ALASKA

UNDEVELOPED LEASEHOLD (Net) 3,849,760 1,346,152

DEVELOPED LEASEHOLD (Net) 2,025,430 7,693

FEE MINERAL (Net) 8,686,001 7,978

JANUARY 2008

N SCALE 0 100MI. 200MI.

Onshore—Lower 48 States At the end of 2007, about 71% of the Company’s proved reserves were located onshore in the Lower 48 states. The Company has allocated approximately 50% of the 2008 capital budget to the Lower 48 states. Of this amount, approximately 60% is allocated to the Rockies and approximately 40% is allocated to the Southern Region.

Rockies During 2007, part of Anadarko’s focus was on the integration of the properties it acquired in 2006 through the acquisitions of Kerr-McGee and Western. The acquired properties, which increased Anadarko’s tight gas and CBM holdings in the Rockies, included tight gas plays in the Greater Natural Buttes, Wattenberg and the Pinedale and Jonah fields. Prior to the acquisitions, the Company’s activity in the region was primarily associated with developing tight gas in the Wamsutter area, conventional reservoirs, CBM and enhanced oil recovery (EOR) projects.

In the Greater Natural Buttes area of northeast Utah, the Company continues to be primarily focused on development of the Wasatch and Mesa Verde formations through infill drilling operations and the deepening of existing producing wells. Anadarko operates approximately 1,300 wells in the Greater Natural Buttes field area and has an interest in over 675 non-operated wells. In 2008, Anadarko plans to drill approximately 195 wells, continue its down spacing pilot program and target deeper pool formations.

The Wattenberg natural gas field is located in the Denver Julesburg basin in northeast Colorado. The acquisition of Kerr-McGee added an operated component to the Company’s already significant royalty position in this basin. Development activities in this area focus primarily on improved recovery through infill drilling, re-completions and re-fracture stimulations of older wells. In 2008, Anadarko expects to engage in development drilling, re-completion and re-fracturing stimulations of over 600 wells.

Anadarko also was active in the Wamsutter and Moxa Arch fields in 2007. Both fields are located on the Land Grant in southern Wyoming. The Land Grant provides the Company with the added economic benefit of royalty revenues on operated wells. It also allows Anadarko to benefit from the success of outside operators as they drill on Anadarko’s net revenue fee acreage. In addition, the Land Grant provides the Company with a large captured area on which to explore. In 2008, Anadarko intends to participate in over 150 wells in this area.

The Company’s Pinedale and Jonah fields, located in the Green River basin of southwest Wyoming, were acquired as part of the Western acquisition. The gas produced at Pinedale and Jonah is transported through Company-owned gathering systems that deliver gas to an Anadarko processing facility, located on the Land Grant. In 2008, Anadarko plans to participate in over 200 wells in this area.

During 2007, the Company’s phased development projects at its EOR operations at Salt Creek, Monell and Sussex, located in Wyoming, continued to demonstrate year-over-year increases in production due to CO2 injection. In 2008, Anadarko plans to continue to develop and monitor these activities.

Other areas in the Rockies include CBM and conventional type plays in various areas that have a high number of shallow low-cost wells. The Company’s CBM operations are located in Wyoming’s Powder River basin and Atlantic Rim field, as well as the Helper and Clawson fields in Utah. The Company’s acreage position in the Powder River basin was increased with the acquisition of Western in 2006.

Southern Region Anadarko’s properties in the Southern Region are located primarily in Texas with a focus on natural gas plays.

Production and development activities at the Company’s properties in the east Texas area concentrated in the Bossier and Carthage areas. In 2008, Anadarko plans to continue its Cotton Valley infill and pilot horizontal drilling programs in the Carthage area. Anadarko’s east Texas Austin Chalk activity continues to focus on horizontal drilling in Tyler and Jasper counties. Much of the 2007 activity and 2008 plans involve extending the field boundaries and drilling infill development wells to optimize well spacing.

Operations in west Texas are concentrated on increasing production and reserves in the tight gas play of the Haley field. During 2007, the Company entered into a joint venture on a portion of the Haley field to reduce risk and increase acreage in the basin. In 2008, the joint venture expects to drill 44 wells in the Haley field. The Company also continues its development activities in the Ozona field where it anticipates drilling approximately 50 wells in 2008.

Other areas in the Southern Region include properties in South Texas and the Hugoton field. In South Texas, the Company had an active drilling program in Starr and Hidalgo counties during 2007. Drilling and completion activities are expected to continue in 2008. The Hugoton field in southern Kansas continues to be a long-life, slow-decline asset for Anadarko with over 1,200 producing gas wells.

Alaska Anadarko’s activity in Alaska is concentrated primarily on the North Slope. Approximately 2% of the Company’s proved reserves at year-end 2007 were in Alaska. In 2008, the Company expects to participate in four exploration wells in Alaska.

During 2007, development activity at the Colville River Unit (22% WI) focused on continued drilling in the Alpine, Nanuq and Fiord fields. Development of the Qannik field was sanctioned in 2007 with first production expected in late 2008. Of the four exploration wells, the Company anticipates drilling two natural gas prospects in the Foothills area in 2008.

Gulf of Mexico At year-end 2007, about 12% of the Company’s proved reserves were located offshore in the deepwater Gulf of Mexico where Anadarko owns an average 63% working interest in 561 blocks and has access to an additional 22 blocks through participation agreements. Anadarko has allocated approximately 25% of the capital budget to the deepwater Gulf of Mexico for 2008.

Anadarko significantly increased its holdings in the deepwater Gulf of Mexico through the acquisition of Kerr-McGee. Notable properties acquired in this area include interests in the Nansen, Boomvang, Gunnison, Red Hawk and Constitution/Ticonderoga fields as well as several additional discoveries in the eastern Gulf of Mexico. The Company had one exploration discovery well in 2007 in the deepwater Gulf of Mexico, holds interests in 25 producing fields and is in the process of developing 4 additional fields.

Independence Hub The Independence Hub, located in approximately 8,000 feet of water, began production in July 2007. Anadarko operates the facility, which is owned by third parties. The facility, capable of processing 1 Bcf of gas per day, serves several ultra-deepwater natural gas fields, including eight field discoveries operated by Anadarko. Anadarko’s working interests in these fields range from 20% to 100%. Initial production is from 15 wells, of which Anadarko has an interest in 14. In 2008, the Company plans to drill one development well in the area.

Marco Polo/K2 complex Anadarko operates, and a third party owns, the platform and production facilities for the Marco Polo deepwater development project. Six K2 subsea wells (42% WI) are tied back to the Marco Polo platform, where four Marco Polo field wells (100% WI) are also producing. In early 2007, Anadarko reduced its working interest in K2 through the sale of a 23% WI. During 2008, the Company plans to drill three wells at K2 and bring on three new Marco Polo completions.

Nansen field (50% WI) The Nansen field began production in 2002 and was developed with the world’s first truss spar in 3,700 feet of water. During 2006, the Company completed a multi-well satellite drilling program in the northwest Nansen field area with four discoveries, and development of a tie-back to the Nansen spar commenced. The Company expects to begin production from this area by early 2008. Also in 2008, the Company expects to drill two new wells and re-complete two additional wells in the Nansen area.

Boomvang field, East Breaks Blocks 641, 642, 643, 686 and 688 (30% WI), Block 598 (100% WI), and Block 599 (33% WI) The Boomvang field began production in 2002 and was developed with a truss spar in 3,450 feet of water. During 2007, the Company initiated production from three successful exploration satellites that were tied back to the Boomvang spar. In 2008, the Company plans to drill one well and re-complete three additional wells.

Gunnison field (50% WI) The Gunnison field has been producing since 2003 and incorporates a truss spar in 3,100 feet of water. During 2006, the Dawson Deep discovery began production as a subsea tie-back to the Gunnison spar. The Company plans to drill a development well in 2008.

GULF OF MEXICO FIELDS

TEXAS
Houston
Lake Charles
LOUISIANA
New Orleans
MISSISSIPPI
Biloxi
ALABAMA
Mobile
FLORIDA
Pensacola
Blind Faith
Independence Hub
Nansen
Boomvang
Gunnison
Red Hawk
Constitution/ Ticonderoga
K2 & K2N
Marco Polo
0
60
MILES
N
APC FIELDS

JANUARY 2008

Anadarko

Petroleum Corporation

GULF OF MEXICO FIELDS

TEXAS

Houston

LOUISIANA

Lake Charles

New Orleans

MISSISSIPPI

Biloxi

ALABAMA

Mobile

FLORIDA

Pensacola

Nansen

Boomvang

Gunnison

Red Hawk

Constitution Ticonderoga

K2 & K2N

Marco Polo

Blind Faith

Independence Hub

Houston

TEXAS

N 0 60 MILES

APC FIELDS

ACREAGE

UNDEVELOPED (Net) 1,994,661

DEVELOPED (Net) 132,351

PRODUCING BLOCKS 53

EXPLORATORY BLOCKS 508

JANUARY 2008

Red Hawk field (50% WI) The Red Hawk field, located in approximately 5,300 feet of water, began production in 2004 utilizing the world’s first cell spar designed for developing smaller reservoirs in deepwater basins. During 2007, the Company completed installation of compression equipment at the spar which is expected to extend the life of the field. During 2008, the Company expects to re-complete one well.

Constitution/Ticonderoga fields The Constitution field (100% WI) began production in 2006 utilizing a truss spar located in approximately 5,000 feet of water. The Ticonderoga field (50% WI) also began production in 2006 as a subsea tie-back to the Constitution spar. During 2007, the initial phase of development was completed for the Constitution field bringing the producing well count to six. Additional drilling and completion at the Ticonderoga field is expected to result in three producing wells in 2008. The Company is evaluating the Constitution spar as a potential hub for the accelerated development of several nearby discoveries.

Other During 2008, the Company is expecting first production from the Blind Faith field (25% WI). Anadarko also has participation agreements to explore deepwater blocks in the central and western Gulf of Mexico.

Exploration Anadarko’s exploration program in the Gulf of Mexico is currently focused on the extensive middle-to-lower Miocene play within the central Gulf of Mexico and the developing lower Tertiary play near the 2006 Kaskida discovery in the western Gulf of Mexico. During 2007, the Company announced one exploration discovery, West Tonga at Green Canyon Block 726 (37.5% WI). Anadarko also participated in one well still drilling at year-end and three unsuccessful wells. The Company expects to participate in approximately six to eight exploration wells and three delineation wells in the area in 2008.

Properties and Activities—Algeria

Overview Anadarko is engaged in exploration, development and production activities in Algeria’s Sahara Desert. At the end of 2007, about 11% of the Company’s proved reserves were located in Algeria where a total of eight fields discovered by the Company were on production. In 2007, net sales volumes from the Company’s properties in Algeria represented 11% of the Company’s total sales volumes. During 2007, Anadarko participated in six development wells with a 100% success rate. During 2008, the Company expects to drill about 22 development wells and one exploration well in Algeria.

Production and Development On Block 404, production from the HBNS field averaged 125 MBbls/d of oil (gross) and production from five of the satellite fields averaged 35 MBbls/d of oil (gross) in 2007. Production from the HBN field, which extends from Block 404 into Block 403 and is unitized with other companies, averaged 72 MBbls/d of oil (gross) in 2007. Anadarko is also actively involved in the unitized Ourhoud field, which is located in the southern portion of Block 404 and extends into Block 406a and Block 405. Production from the Ourhoud field averaged 238 MBbls/d of oil (gross) in 2007. Anadarko has an interest in several fields farther south on Block 208. Development of the Block 208 fields, including contract tendering for the new production facility, is progressing. Initial production from Block 208 is targeted for late 2011.

Exploration During 2007, Anadarko had a satellite discovery at the ZENN-1 and one unsuccessful exploration well. One well was drilled to further appraise the BBKS discovery. During 2008, the Company expects to delineate the ZENN-1 discovery and participate in drilling one exploration well.

Contracts and Partners Anadarko’s interest in the Production Sharing Agreement (PSC) for Blocks 404 and 208 is 50% before participation at the exploitation stage by Sonatrach, the national oil and gas company of Algeria. The Company has two partners, each with a 25% interest, also prior to participation by Sonatrach. Under the terms of the PSC, oil reserves that are discovered, developed and produced are shared by Sonatrach, Anadarko and its two partners. Sonatrach is responsible for 51% of the development and production costs. Anadarko and its partners also have an exploration program under way on Blocks 404 and 208 and have an exploration license, under a separate PSC, for Block 403c/e (67% interest). Anadarko and its joint-venture partners fund Sonatrach’s share of exploration costs and are entitled to recover these exploration costs from production in the development phase.

Anadarko’s operations in Algeria have been governed by the PSC since October 1989. In March 2006, Anadarko received from Sonatrach a letter purporting to give notice under the PSC that enactment of a law in 2005 (2005 Law) relating to hydrocarbons triggered Sonatrach’s right under the PSC to renegotiate the PSC in order to re-establish the equilibrium of Anadarko’s and Sonatrach’s interests. Anadarko and Sonatrach reached an impasse over whether Sonatrach has a right to renegotiate the PSC based on the 2005 Law and entered into a formal non-binding conciliation process under the terms of the PSC in an attempt to resolve this dispute. The conciliation on the 2005 Law dispute was concluded in 2007, without a definitive resolution. There have been no further developments on the 2005 Law dispute. At this time, Anadarko is unable to reasonably estimate what the economic impact under the PSC might be if Sonatrach were to succeed in modifying the PSC.

Exceptional Profits Tax In July 2006, the Algerian parliament approved legislation establishing an exceptional profits tax on foreign companies’ Algerian oil production. In December 2006, implementing regulations regarding this legislation were issued. These regulations provide for an exceptional profits tax imposed on gross production at rates of taxation ranging from 5% to 50% based on average daily production volumes for each calendar month in which the price of Brent crude averages over $30 per barrel, retroactively effective to August 2006 production. Uncertainty existed at the time as to whether the exceptional profits tax would apply to the full value of production or only to the value of production in excess of $30 per barrel.

In January 2007, Sonatrach advised Anadarko that it would begin collecting the exceptional profits tax from Anadarko’s share of production commencing with March 2007 liftings, including for the prior months since the new tax went into effect. In April 2007, ALNAFT, the new agency in the Algerian Ministry of Energy and Mines responsible for overseeing the Algerian hydrocarbons industry, issued the Application Procedure further defining the procedure and conditions under which the exceptional profits tax is applied and the methodology for its calculation. The Application Procedure and other information supplied by Sonatrach revealed that the exceptional profits tax was being applied to the full value of production rather than to the amount in excess of $30 per barrel. This was evidenced by changes in the Company’s crude oil lifting schedule, which was conveyed to Anadarko by Sonatrach. As a result, Anadarko changed the measurement basis for the exceptional profits tax liability for the first quarter of 2007 to reflect the application of the tax to the full value of production. For additional information, see Note 18—Other Taxes of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

At December 31, 2007, Anadarko had 106 MMBbls of proved undeveloped reserves in Algeria, the economics of which are sensitive to the exceptional profits tax. Anadarko is continuing to evaluate the impact of the exceptional profits tax on the economic viability of its future projects in Algeria, as well as its legal remedies with regard to the exceptional profits tax.

In response to the Algerian government’s imposition of the exceptional profits tax, the Company has notified Sonatrach of its disagreement with the collection of the exceptional profits tax. The Company believes that the PSC provides fiscal stability through several of its provisions that require Sonatrach to pay all taxes and royalties. To facilitate discussions between the parties in an effort to resolve the dispute, on October 31, 2007, the Company initiated a conciliation proceeding on the exceptional profits tax as provided in the PSC. The conciliation proceeding is non-binding on the parties. At this time, the Company cannot determine the ultimate outcome of the conciliation proceeding, any intervening negotiations or any subsequent recourse to arbitration by either side.

Properties and Activities—Other International

Overview The Company’s other international oil and gas production and/or development operations are located primarily in China and Brazil. The Company has exploration acreage in China, Brazil, Ghana, Indonesia and other selected areas. About 4% of the Company’s total proved reserves were located in these other international locations at year-end 2007. During 2007, net sales volumes from the Company’s other international properties accounted for 3% of the Company’s total volumes. In 2008, the Company expects to drill about 16 development and 16 exploration wells at various other international locations.

China Anadarko’s development and production project in China straddles Blocks 04/36 and 05/36 in Bohai Bay in approximately 75 feet of water. Development drilling has been ongoing through 2007 and is anticipated to continue in 2008. Further investment is planned in 2008 to install additional processing equipment and add further drilling slots to the existing platforms. At the end of 2007, net production from China was approximately 17 MBbls/d of oil. During 2007, Anadarko participated in two exploration wells that were both plugged and abandoned.

The Company also has an exploration project (100% WI in exploration phase) under way at South China Sea Block 43/11. During 2008, the Company plans to drill one deepwater exploration well in the South China Sea.

Brazil Anadarko holds a 50% interest and is the operator of the Peregrino field located in the Campos basin in approximately 350 feet of water. During 2007, development of the field was sanctioned, and a successful appraisal well was drilled. First production is expected in 2010.

Anadarko also holds exploration interests in several blocks located offshore in the Campos and Espírito Santo basins. During 2007, Anadarko participated in one exploration well in the Espírito Santo basin that was still drilling at year end. In 2008, Anadarko expects to participate in four deepwater exploration wells.

Ghana The Company announced two offshore discoveries in Ghana in 2007; one in West Cape Three Points block (30.9% interest) and one in Deep Tano block (18% interest). Additional seismic data was acquired to help with delineation. In 2008, the Company expects to drill three to six appraisal wells and two to three additional exploration wells in the two blocks, subject to rig availability.

Indonesia Anadarko has a participating interest in approximately 2.4 million exploration acres in Indonesia through a combination of several operated and non-operated Production Sharing Contracts. Anadarko also has entered into an outside-operated agreement, under which the Company has access to an additional 7.4 million acres. Anadarko participated in one successful exploration well in Indonesia in 2007. During 2008, Anadarko plans to participate in two exploration wells.

Other Anadarko also has active exploration projects in Mozambique, Qatar, Trinidad, Tunisia and several countries in West Africa, as well as activities in other potential new venture areas overseas. In October 2007, the Company divested certain interests in Qatar for approximately $350 million, however, Anadarko still continues an exploration program in Qatar.

Drilling Programs

The Company’s 2007 drilling program focused on known oil and gas areas in the United States (Lower 48 states, Alaska and Gulf of Mexico), Algeria and other countries where it holds acreage. Exploration activity consisted of 55 wells, including 32 wells in the Lower 48 states, 2 wells in Alaska, 10 wells offshore in the Gulf of Mexico, 3 wells in Algeria and 8 wells in other international locations. Development activity consisted of 1,768 wells, which included 1,733 wells in the Lower 48 states, 7 wells in Alaska, 10 wells offshore in the Gulf of Mexico, 6 wells in Algeria and 12 wells in other international locations.

Drilling Statistics

The following table shows the number of oil and gas wells completed in each of the last three years:

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2007
United States	18.1	4.2	22.3	902.1	2.4	904.5	926.8
Algeria	0.3	0.5	0.8	0.5	—	0.5	1.3
Other International	—	3.3	3.3	4.1	—	4.1	7.4

Total	18.4	8.0	26.4	906.7	2.4	909.1	935.5

2006
United States	37.4	2.3	39.7	831.9	2.2	834.1	873.8
Algeria	0.8	0.8	1.6	1.8	—	1.8	3.4
Other International	—	2.6	2.6	3.5	—	3.5	6.1

Total	38.2	5.7	43.9	837.2	2.2	839.4	883.3

2005
United States	10.8	3.2	14.0	376.0	1.0	377.0	391.0
Algeria	0.5	0.3	0.8	2.9	0.2	3.1	3.9
Other International	0.5	—	0.5	5.4	—	5.4	5.9

Total	11.8	3.5	15.3	384.3	1.2	385.5	400.8

The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 2007:

	Wells in the process of drilling or in active completion		Wells suspended or waiting on completion
	Exploration	Development	Exploration	Development
United States
Gross	11	129	46	489
Net	5.3	65.0	35.5	270.1

Algeria
Gross	—	—	—	10
Net	—	—	—	2.0

Other International
Gross	3	—	4	1
Net	1.0	—	1.1	0.5

Total
Gross	14	129	50	500
Net	6.3	65.0	36.6	272.6

Productive Wells

As of December 31, 2007, the Company had an ownership interest in productive wells as follows:

	Oil Wells*	Gas Wells*
United States
Gross	4,349	24,301
Net	3,295.8	14,481.3

Algeria
Gross	165	—
Net	32.0	—

Other International
Gross	98	—
Net	35.2	—

Total
Gross	4,612	24,301
Net	3,363.0	14,481.3
* Includes wells containing multiple completions as follows:

Gross	439	1,480
Net	402.0	1,257.3

Properties and Leases

The following schedule shows the number of developed lease, undeveloped lease and fee mineral acres in which Anadarko held interests at December 31, 2007:

	Developed Lease		Undeveloped Lease		Fee Minerals		Total
thousands	Gross	Net	Gross	Net	Gross	Net	Gross	Net
United States
Onshore—Lower 48 states	4,066	2,026	7,089	3,850	10,351	8,686	21,506	14,562
Offshore	305	133	3,121	1,997	—	—	3,426	2,130
Alaska	41	8	3,980	1,379	16	8	4,037	1,395

Total	4,412	2,167	14,190	7,226	10,367	8,694	28,969	18,087

Algeria*	225	55	1,417	416	—	—	1,642	471
Other International	62	22	32,811	16,851	—	—	32,873	16,873

*	Developed acreage in Algeria relates only to areas with an Exploitation License. A portion of the undeveloped acreage in Algeria will be relinquished in the future consistent with contractual obligations or upon finalization of Exploitation License boundaries.

Midstream Properties and Activities

Anadarko invests in midstream (gathering and processing) facilities to complement its oil and gas operations in regions where the Company has natural gas production. The Company is better able to manage both the value received for, and cost of, gathering, treating and processing natural gas through its ownership and operation of these facilities. In addition, Anadarko’s midstream business provides gathering, treating and processing services for third-party customers, including major and independent producers. Anadarko generates revenues in its gathering and processing activities through various fee structures that include fixed-rate, percent of proceeds, or keep-whole agreements. The Company also processes a portion of its gas at various third-party plants.

In 2006, Anadarko significantly increased the size and scope of its midstream business through the acquisitions of Western and Kerr-McGee. With these acquisitions, Anadarko has systems in eight states (Wyoming, Colorado, Utah, New Mexico, Kansas, Oklahoma, Texas and Louisiana) located in major onshore producing basins. During 2007, the Company divested control of its interests in two natural gas gathering systems and associated processing plants, in areas where Anadarko has limited or no oil and gas production, for $1.85 billion. During 2008, approximately 10% of the Company’s capital budget is allocated to midstream operations. The following table provides key statistics for Company-owned gathering and processing facilities.

	Number of Gathering and Processing Facilities	Miles of Gathering Systems	Total Horsepower	2007 Average Throughput (MMcf/d)
Legacy Anadarko	15	3,300	245,000	1,085
Acquired in 2006	18	14,300	985,000	2,260
Divested in 2007	(4)	(6,300)	(295,000)	(730)

Total	29	11,300	935,000	2,615

Marketing Activities

The Company’s marketing department actively manages the sales of Anadarko’s natural gas, crude oil and NGLs. In marketing its production, the Company attempts to maximize realized prices while managing credit risk exposure. The Company also purchases natural gas, crude oil, condensate and NGLs volumes for resale primarily from partners and producers near Anadarko’s production. These purchases allow Anadarko to aggregate larger volumes and attract larger, creditworthy customers, which helps enable the Company to maximize prices received for the Company’s production and minimize balancing issues with customers and pipelines during operational disruptions.

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

In 2007, the Company also engaged in sales of greenhouse gas emission reduction credits (ERCs) derived from CO2 injection operations in Wyoming. The Company expects additional sales of ERCs in the future.

Segment and Geographic Information

Information on operations by segment and geographic location is contained in Note 17—Segment and Geographic Information of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Employees

As of December 31, 2007, the Company had approximately 4,000 employees. Anadarko considers its relations with its employees to be satisfactory. The Company has had no significant work stoppages or strikes associated with its employees.

Regulatory Matters, Environmental and Additional Factors Affecting Business

See Risk Factors under Item 1a and Environmental under Item 7 of this Form 10-K.

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

Capital Spending

See Capital Resources and Liquidity under Item 7 of this Form 10-K.

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	2007	2006	2005
Ratio of earnings to fixed charges	4.66	5.24	12.50
Ratio of earnings to combined fixed charges and preferred stock dividends	4.64	5.21	12.15

These ratios were computed by dividing earnings by either fixed charges or combined fixed charges and preferred stock dividends. For this purpose, earnings include income from continuing operations before income taxes and fixed charges and excludes undistributed earnings of equity investees. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rentals. Preferred stock dividends are adjusted to reflect the amount of pretax earnings required for payment. The 2006 and 2005 ratios have been revised to reflect retrospective application of the successful efforts method of accounting.

Item 1a.	Risk Factors

Forward-Looking Statements The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas, NGLs and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, potential environmental obligations arising from Kerr-McGee’s former chemical business, the securities or capital markets, our ability to repay debt, the outcome of any proceedings related to the Algerian exceptional profits tax, the Company’s ability to successfully market and complete its proposed midstream Master Limited Partnership initial public offering, and other factors discussed below and elsewhere in this Form 10-K and in the Company’s other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements.

Our debt and other financial commitments may limit our financial and operating flexibility.

As of December 31, 2007, our total debt was about $14.7 billion, which included a $2.2 billion note payable from a midstream subsidiary to a related party. We also have various commitments for operating leases, drilling contracts and transportation and purchase obligations for services and products. Our financial commitments could have important consequences to you. For example, they could:

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

Standard and Poor’s (S&P) and Moody’s Investors Service (Moody’s) rate our debt at “BBB-” with a stable outlook and “Baa3” with a negative outlook, respectively. Although we are not aware of any current plans of S&P or Moody’s to lower their respective ratings on our debt, we cannot be assured that such credit ratings will not be downgraded. A downgrade in our credit ratings could negatively impact our cost of capital or our ability to effectively execute aspects of our strategy. The only outstanding debt that contains rating downgrade triggers that would accelerate the maturity dates of outstanding debt is a $2.2 billion midstream note held by one of Anadarko’s subsidiaries, the maturity of which could accelerate if Anadarko’s senior unsecured credit rating were to be rated below BB- by S&P or Ba3 by Moody’s. The $2.2 billion midstream note is not guaranteed by the Anadarko parent company but is unconditionally guaranteed, jointly and severally, by certain midstream subsidiaries.

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

Commodity pricing and demand may limit our production and profitability.

Crude oil prices continue to be affected by political developments worldwide, pricing decisions and production quotas of OPEC and volatile trading patterns in the commodity futures markets. In addition, in OPEC countries in which we have production, such as Algeria, when the world oil market is weak we may be subject to periods of decreased production due to government-mandated cutbacks. Natural gas prices also continue to be highly volatile. In periods of sharply lower commodity prices, we may curtail production and capital spending projects, as well as delay or defer drilling wells in certain areas because of lower cash flows. Changes in crude oil and natural gas prices can impact our determination of proved reserves and our calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand for oil and gas in the United States and worldwide may affect our level of production.

Our results of operations could be adversely affected by asset impairments.

If we expect significant sustained decreases in oil and natural gas prices in the future, we may be required to write down the value of our oil and gas properties if the future cash flows from these properties fall below their net book value. Future non-cash asset impairments could negatively affect our results of operations.

As a result of mergers and acquisitions, at December 31, 2007 we had approximately $5.0 billion of goodwill on our balance sheet. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds its implied fair value. Although our latest tests indicate that no goodwill impairment is currently required, various factors such as future deterioration in market conditions could lead to goodwill impairments that could have a substantial negative effect on our profitability.

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

We are involved in several large development projects. Key factors that may affect the timing and outcome of such projects include:

•	project approvals by joint-venture partners;

•	timely issuance of permits and licenses by governmental agencies;

•	weather conditions;

•	manufacturing and delivery schedules of critical equipment; and

•	commercial arrangements for pipelines and related equipment to transport and market hydrocarbons.

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

Our operations in areas outside the United States are subject to various risks inherent in foreign operations. These risks may include, among other things:

•	loss of revenue, property and equipment as a result of hazards such as expropriation, war, insurrection and other political risks;

•	increases in taxes and governmental royalties;

•	renegotiation of contracts with governmental entities;

•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;

•	changes in laws and policies governing operations of foreign-based companies; and

•	currency restrictions and exchange rate fluctuations.

Our international operations may also be adversely affected by laws and policies of the United States affecting foreign trade and taxation.

Realization of any of these factors could materially and adversely affect our financial position, results of operations and cash flows.

The oil and gas exploration and production industry is very competitive, and some of our exploration and production competitors have greater financial and other resources than we do.

The oil and gas business is highly competitive in the search for and acquisition of reserves and in the gathering and marketing of oil and gas production. Our competitors include national oil companies, major oil and gas companies, independent oil and gas companies, individual producers, gas marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. Some of our competitors may have greater and more diverse resources upon which to draw than we do. If we are not successful in our competition for oil and gas reserves or in our marketing of production, our financial condition and results of operations may be adversely affected.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and other oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs of rigs, equipment, supplies and personnel are substantially greater and their availability may be limited. As a result of increasing levels of exploration and production in response to strong demand for crude oil and natural gas, the demand for oilfield services has risen and the costs of these services are increasing, while the quality of these services may suffer. Additionally, these services may not be available on commercially reasonable terms.

Our drilling activities may not be productive.

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	fires, explosions, blow-outs and surface cratering;

•	marine risks such as capsizing, collisions and hurricanes;

•	title problems;

•	other adverse weather conditions; and

•	shortages or delays in the delivery of equipment.

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

In addition, we are currently conducting some of our exploration in the deep waters (greater than 1,000 feet) of the Gulf of Mexico, where operations are more difficult and costly than in shallower waters. The deep waters in the Gulf of Mexico lack the physical and oilfield service infrastructure present in its shallower waters. As a result, deepwater operations may require a significant amount of time between a discovery and the time that we can market our production, thereby increasing the risk involved with these operations.

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

There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control that could cause the quantities and net present value of our reserves to be overstated. The reserve information included or incorporated by reference in this report represents estimates prepared by our internal engineers. The procedures and methods for estimating the reserves by our internal engineers were reviewed by independent petroleum consultants. Estimation of reserves is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:

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

Our ability to sell our natural gas and crude oil production could be materially harmed if we fail to obtain adequate services such as transportation.

The marketability of our production depends in part upon the availability, proximity and capacity of pipeline facilities and tanker transportation. If any of the pipelines or tankers become unavailable, we would be required to find a suitable alternative to transport the gas and oil, which could increase our costs and/or reduce the revenues we might obtain from the sale of the gas and oil.

Our commodity price risk management and trading activities may prevent us from benefiting fully from price increases and may expose us to other risks.

To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from realizing the full benefits of price increases above the levels of the derivative instruments used to manage price risk. In addition, we engage in speculative trading in hydrocarbon commodities, which subjects us to additional risk.

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

Terrorist activities, anti-terrorist efforts or other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If events of this nature occur and persist, the attendant political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on prevailing oil and natural gas prices and causing a reduction in our revenues. Oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged by such an attack. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Provisions in our corporate documents and Delaware law could delay or prevent a change of control of Anadarko, even if that change would be beneficial to our stockholders.

Our certificate of incorporation and bylaws contain provisions that may make a change of control of Anadarko difficult, even if it may be beneficial to our stockholders, including provisions governing the classification, nomination and removal of directors, prohibiting stockholder action by written consent and regulating the ability of our stockholders to bring matters for action before annual stockholder meetings, and the authorization given to our Board of Directors to issue and set the terms of preferred stock.

In addition, we have adopted a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in Anadarko without advance approval of our Board of Directors, while Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

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

Information on Properties is contained in Item 1 of this Form 10-K and in Note 21—Commitments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Environmental Matters In June 2005 and November 2005, Kerr-McGee Oil and Gas Onshore LP received Notices of Violation from the Colorado Department of Public Health and Environment alleging that allowable air emissions under the Clean Air Act were exceeded with respect to certain production operations in Colorado. Kerr-McGee Oil and Gas Onshore LP also received a letter from the Department of Justice in November 2005 alleging violations of certain air quality and permitting regulations at the Cottonwood and Ouray compressor stations in Uintah County, Utah, which were operated by Westport Oil and Gas Company, L.P. prior to Westport’s merger with Kerr-McGee in 2004. The Department of Justice later alleged that certain air quality regulations were also violated at the Bridge compressor station in Uintah County. The Company has negotiated a Consent Decree with the state and federal agencies to resolve all of the air issues by agreeing to pay a monetary penalty of $200,000 and by performing Supplemental Environmental Projects, at an estimated cost of $250,000. The settlement will also require the Company to perform certain air emission control measures requiring capital expenditures of approximately $18 million over a period of several years. The Consent Decree has been filed with the United States District Court for the District of Colorado in a matter styled United States of America v. Kerr-McGee Corporation. On August 17, 2007, the Rocky Mountain Clean Air Committee and the Natural Resources Defense Council filed a motion to intervene in the litigation, asserting that the monetary penalty was insufficient, and on September 28, 2007, the Court approved an order allowing the parties to intervene. The parties are currently briefing the Court on the level of intervention the intervening parties should be allowed in the matter. The Consent Decree must be approved by the Court before it becomes final.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

Name	Age at End of 2008	Position
James T. Hackett	54	Chairman of the Board, President and Chief Executive Officer
Karl F. Kurz	47	Chief Operating Officer
Robert P. Daniels	49	Senior Vice President, Worldwide Exploration
Charles A. Meloy	48	Senior Vice President, Worldwide Operations
Robert K. Reeves	51	Senior Vice President, General Counsel and Chief Administrative Officer
R. A. Walker	51	Senior Vice President, Finance and Chief Financial Officer
Bruce W. Busmire	51	Vice President and Chief Accounting Officer

Mr. Hackett was named President and Chief Executive Officer in December 2003 and assumed the additional role of Chairman of the Board in January 2006. Prior to joining Anadarko, he served as President and Chief Operating Officer of Devon Energy Corporation following its merger with Ocean Energy, Inc. in April 2003. Mr. Hackett served as President and Chief Executive Officer of Ocean Energy, Inc. from March 1999 to April 2003 and as Chairman of the Board from January 2000 to April 2003. He currently serves as a director of Fluor Corporation and Temple-Inland, Inc. and serves as Chairman of the Board of the Federal Reserve Bank of Dallas.

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

Mr. Reeves was named Senior Vice President, General Counsel and Chief Administrative Officer in February 2007. He had previously served as Senior Vice President, Corporate Affairs & Law and Chief Governance Officer since 2004. Prior to joining Anadarko, he served as Executive Vice President, Administration and General Counsel of North Sea New Ventures from 2003 to 2004, and as Executive Vice President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003. He has also served as a director of Key Energy Services, Inc., a publicly traded oil field services company, since October 2007.

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

Mr. Busmire was named Vice President and Chief Accounting Officer in 2006. Prior to joining Anadarko, he served as Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble Corporation since 2005 and was a Managing Director of Pickering Energy Partners, Inc. since 2004. Prior to this position, he served as Vice President of Investor Relations at Ocean Energy, Inc. since 2000. Prior to this position, Mr. Busmire served as Controller of Altura Energy since 1997.

Officers of Anadarko are elected at an organizational meeting of the Board of Directors following the annual meeting of stockholders, which is expected to occur on May 20, 2008, and hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the market price and cash dividends declared per share of common stock is included in Corporate Information in the Anadarko Petroleum Corporation 2007 Annual Report (Annual Report) which is incorporated herein by reference.

As of January 31, 2008, there were approximately 17,600 record holders of Anadarko common stock. The following table sets forth the amount of dividends declared and paid on Anadarko common stock during the two years ended December 31, 2007:

millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	$43	$43	$42	$42
2006	$41	$42	$42	$42

The amount of future common stock dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Directors on a quarterly basis. For additional information, see Dividends under Item 7 and Note 6—Stock-Based Compensation and Note 14—Common Stock under Item 8 of this Form 10-K.

Common Stock Repurchase Table The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the fourth quarter of 2007.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
October 1-31	2,927	$56.08	—
November 1-30	84,273	$55.99	—
December 1-31	311,535	$56.90	—

Fourth Quarter 2007	398,735	$56.70	—	$636,000,000

(1)

During the fourth quarter of 2007, no shares were purchased under the Company’s share repurchase program. During the fourth quarter of 2007, the 398,735 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

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

The following graph compares the cumulative 5-year total return to shareholders on Anadarko’s common stock relative to the cumulative total returns of the S & P 500 index and two customized peer groups, the 2007 Peer Group consisting of eleven companies and the 2006 Peer Group comprised of twelve companies. The companies included in the customized 2007 peer group are: Apache Corp., ConocoPhillips, Devon Energy Corp., EnCana Corp., EOG Resources Inc, Hess Corp., Marathon Oil Corp., Noble Energy Inc, Occidental Petroleum Corp., Pioneer Natural Resources Company and Talisman Energy Inc. The companies included in the customized 2006 peer group are: Apache Corp., Chesapeake Energy Corp., Chevron Corp., ConocoPhillips, Devon Energy Corp., EnCana Corp., EOG Resources Inc, Hess Corp., Marathon Oil Corp., Noble Energy Inc, Occidental Petroleum Corp. and Pioneer Natural Resources Company. The Company has chosen to change the performance index from that used in the Company’s 2006 Form 10-K, the 2006 Peer Group, to the 2007 Peer Group because it believes that the 2007 Peer Group represents a better comparator group for the Company following the 2006 mergers with Kerr-McGee and Western. Ten of the twelve companies in the 2006 Peer Group are also included in the 2007 Peer Group. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock, in the index and in the peer groups on December 31, 2002 and its relative performance is tracked through December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG

ANADARKO PETROLEUM CORPORATION, THE S & P 500 INDEX,

THE 2007 PEER GROUP AND THE 2006 PEER GROUP

Fiscal Year Ended December 31	2002	2003	2004	2005	2006	2007
Anadarko Petroleum Corporation	$100.00	$107.52	$137.92	$203.32	$188.20	$286.14
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
2007 Peer Group	100.00	130.79	176.23	266.62	305.74	417.18
2006 Peer Group	100.00	133.01	174.25	236.40	285.77	389.74

Item 6.	Selected Financial Data

	Summary Financial Information*
millions, except per share amounts	2007	2006	2005	2004	2003
Sales Revenues and Other	$11,232	$10,204	$6,200	$5,114	$4,224
Gains (Losses) on Divestitures, net	4,660	26	108	726	(24)

Total Revenues and Other	15,892	10,230	6,308	5,840	4,200
Operating Income	7,347	4,381	3,398	2,577	923
Income from Continuing Operations	3,770	2,474	1,975	1,325	233
Income from Discontinued Operations, net of taxes	11	2,275	356	37	283
Net Income Available to Common Stockholders before Change in Accounting Principle	3,778	4,746	2,326	1,357	511
Net Income Available to Common Stockholders	3,778	4,746	2,326	1,357	558
Per Common Share:
Income from Continuing Operations—Basic	$8.09	$5.37	$4.19	$2.64	$0.46
Income from Continuing Operations—Diluted	$8.05	$5.33	$4.15	$2.62	$0.46
Income from Discontinued Operations—Basic	$0.02	$4.94	$0.76	$0.07	$0.57
Income from Discontinued Operations—Diluted	$0.02	$4.91	$0.75	$0.07	$0.56
Net Income Available to Common Stockholders—Basic	$8.12	$10.31	$4.95	$2.72	$1.12
Net Income Available to Common Stockholders—Diluted	$8.08	$10.24	$4.90	$2.69	$1.11
Dividends	$0.36	$0.36	$0.36	$0.28	$0.22
Average Number of Common Shares Outstanding—Basic	465	460	470	499	499
Average Number of Common Shares Outstanding—Diluted	468	464	475	503	507
Cash Provided by Operating Activities—Continuing Operations	$2,766	$4,671	$3,221	$2,412	$2,088
Cash Provided by (Used in) Operating Activities—Discontinued Operations	134	(178)	591	400	549
Net Cash Provided by Operating Activities	2,900	4,493	3,812	2,812	2,637
Capital Expenditures	$3,990	$4,212	$2,644	$2,185	$1,919
Total Debt	$14,747	$22,991	$3,627	$3,790	$4,959
Stockholders’ Equity	16,364	12,403	8,649	7,027	6,593
Total Assets	$48,481	$54,964	$18,902	$16,714	$17,520
Annual Sales Volumes:
Continuing Operations
Gas (Bcf)	698	558	414	499	503
Oil and Condensate (MMBbls)	79	70	57	63	61
Natural Gas Liquids (MMBbls)	16	15	13	16	16
Total (MMBOE)**	211	178	139	162	161
Discontinued Operations (MMBOE)	—	17	20	29	30
Total (MMBOE)**	211	195	159	191	191
Average Daily Sales Volumes:
Continuing Operations
Gas(MMcf/d)	1,912	1,529	1,136	1,363	1,379
Oil and Condensate (MBbls/d)	215	193	155	172	165
Natural Gas Liquids (MBbls/d)	43	42	36	43	45
Total (MBOE/d)	577	489	380	442	440
Discontinued Operations (MBOE/d)	—	46	55	79	83
Total (MBOE/d)	577	535	435	521	523
Reserves:
Continuing Operations
Oil Reserves (MMBbls)	1,014	1,264	1,090	1,073	1,161
Gas Reserves (Tcf)	8.5	10.5	6.6	6.2	6.2
Total Reserves (MMBOE)	2,431	3,011	2,187	2,113	2,199
Discontinued Operations (MMBOE)	—	—	262	254	314
Total Reserves (MMBOE)	2,431	3,011	2,449	2,367	2,513
Number of Employees	4,000	5,200	3,300	3,300	3,500
*	Consolidated for Anadarko Petroleum Corporation and its subsidiaries. Certain amounts for prior years have been reclassified to conform to the current presentation. Financial information for 2006 and prior years has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 2 – Change in Accounting Principle of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. Factors that materially effect the comparability of this information are disclosed in Management’s Discussion and Analysis under Item 7 of this Form 10-K.
**	Natural gas converted to equivalent barrels at the rate of 6,000 cubic feet per barrel.

Table of Measures

Bcf—Billion cubic feet	MMBbls—Million barrels
BOE—Barrels of oil equivalent	MMBOE—Million barrels of oil equivalent
MBbls/d—Thousand barrels per day	MMcf/d—Million cubic feet per day
MBOE/d—Thousand BOE per day	Tcf—Trillion cubic feet

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General Anadarko Petroleum Corporation’s primary line of business is the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and NGLs. The Company’s major areas of operations are located in the United States and Algeria. The Company also has activity in China, Brazil and several other countries. The Company’s focus is on adding high-margin oil and natural gas reserves at competitive costs and continuing to develop more efficient and effective ways of exploring for and producing oil and gas. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil and NGLs, production volumes, the Company’s ability to find additional oil and gas reserves, as well as the cost of finding reserves and changes in the levels of costs and expenses required for continuing operations. Unless the context otherwise requires, the terms “Anadarko” or “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee in an all-cash transaction totaling $16.5 billion plus the assumption of $2.6 billion of debt. On August 23, 2006, Anadarko completed the acquisition of Western in an all-cash transaction totaling $4.8 billion plus the assumption of $625 million of debt. Anadarko initially financed $22.5 billion for the acquisitions under a 364-day committed acquisition facility. In conjunction with the 2006 acquisitions, Anadarko implemented an asset realignment program. The goal of the Kerr-McGee and Western acquisitions was to provide a more economically efficient platform with higher and more consistent growth potential, with the intent of divesting properties that were no longer deemed to be core to Anadarko’s operations. During 2007, the Company successfully completed the majority of the divestitures associated with the realignment program. Divestitures under the realignment program in 2007 and 2006 contributed proceeds of approximately $17 billion before income taxes. As expected, Anadarko’s proved reserves after completing the divestitures were about equal to levels before the acquisitions. For additional information about the benefits the Company believes are provided by the realigned portfolio, see Outlook. Through December 31, 2007, the Company had paid down its borrowings under the acquisition facility to $1.0 billion with proceeds from asset divestitures, long-term refinancing and free cash flow from operations. Unless noted otherwise, the following information relates to continuing operations and excludes discontinued Canadian operations. See Acquisitions and Divestitures, Outlook and Discontinued Operations for additional information.

The following discussion pertains to Anadarko’s financial condition, results of operations and changes in financial condition. Following is an index by major category of discussion including a brief description of contents:

Page
Financial Results — comparative discussion of financial results of operations	32
Operating Results — discussion of business activities	38
Capital Resources and Liquidity — discussion of sources and uses of cash, outlook on operations and material financial arrangements, obligations and commitments	45
Critical Accounting Policies and Estimates — discussion of significant judgments and estimates	52
Recent Accounting Developments — discussion of accounting guidance effective in future periods	56

Results of Continuing Operations

Selected Data

millions except per share amounts	2007	2006	2005
Financial Results
Sales revenues and other	$11,232	$10,204	$6,200
Gains on divestitures, net	4,660	26	108

Total revenues and other	15,892	10,230	6,308
Costs and expenses	8,545	5,849	2,910
Interest expense and other (income) expense	1,018	644	145
Income tax expense	2,559	1,263	1,278
Income from continuing operations	$3,770	$2,474	$1,975
Earnings per common share—diluted	$8.05	$5.33	$4.15
Average number of common shares outstanding—diluted	468	464	475
Operating Results
Adjusted EBITDAX(1)	11,217	7,203	4,835
Total proved reserves (MMBOE)	2,431	3,011	2,187
Annual sales volumes (MMBOE)	211	178	139
Capital Resources and Liquidity
Cash provided by operating activities	$2,766	$4,671	$3,221
Capital expenditures	3,990	4,212	2,644
Total debt	14,747	22,991	3,627
Stockholders’ equity	$16,364	$12,403	$8,649
Debt to total capitalization ratio	47%	65%	30%

(1)

See Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not presented in accordance with Generally Accepted Accounting Principles (GAAP), and reconciliation to income from continuing operations before income taxes, which is presented in accordance with GAAP.

During 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Although the full cost method of accounting for oil and gas exploration and development continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company’s investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base the valuation on prices and costs as of the balance sheet date.

The effect of the accounting change on income from continuing operations for the full year ended December 31, 2007 was an increase of approximately $2.0 billion or $4.32 per diluted share. The effect of the accounting change on income from continuing operations for the year ended December 31, 2006 was a decrease of $322 million or $0.69 per diluted share. The effect of the accounting change on income from continuing operations for the year ended December 31, 2005 was a decrease of $98 million or $0.21 per diluted share. There was no effect on cash and cash equivalents. For additional information on the impact of the change to the successful efforts method of accounting see Note 1—Summary of Significant Accounting Policies—Properties and Equipment, Note 2—Change in Accounting Principle and Note 8—Properties and Equipment of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Anadarko’s financial and operating results for 2006 include the operating results of Kerr-McGee and Western since the dates of their acquisitions.

Financial Results

Net Income Anadarko’s income from continuing operations for 2007 totaled $3.8 billion, or $8.05 per share (diluted), compared to income from continuing operations for 2006 of $2.5 billion, or $5.33 per share (diluted). Anadarko had income from continuing operations in 2005 of $2.0 billion, or $4.15 per share (diluted). The increase in income from continuing operations for 2007 compared to 2006 was primarily due to gains on divestitures and higher sales volumes, partially offset by the impact of lower natural gas and oil and condensate prices, higher costs and expenses, including other taxes related to an Algerian exceptional profits tax, and higher interest expense. The increase in 2006 net income compared to 2005 was primarily due to higher sales volumes and prices, partially offset by higher operating costs and expenses and higher interest expense. In 2007 and 2006, the higher sales volumes, costs and expenses and interest expense were due primarily to the impact of operations acquired and debt incurred with the third quarter 2006 acquisitions. Results for 2006 were also impacted by charges associated with impairments of certain international properties. The Company’s sales revenues for 2007 and 2006 include $(1,048) million and $837 million, respectively, related to the recognition of net unrealized gains (losses) on derivatives used to manage price risk on natural gas, crude oil, condensate and NGLs sales. The significant fluctuations in unrealized gains (losses) are due primarily to an increase in Anadarko’s derivative portfolio as a result of the 2006 acquisition of Kerr-McGee, as well as the discontinuance of hedge accounting effective January 1, 2007. The majority of the unrealized gains recorded in 2006 related to derivatives assumed with the Kerr-McGee acquisition. Unrealized gains (losses) related to derivatives were not material in 2005.

Revenues and Other

millions	2007	2006	2005
Gas sales	$4,119	$4,186	$2,968
Oil and condensate sales	4,807	4,618	2,716
Natural gas liquids sales	719	594	437
Gathering, processing and marketing sales	1,487	718	76
Gains on divestitures, net	4,660	26	108
Other	100	88	3

Total	$15,892	$10,230	$6,308

Anadarko’s total revenues and other for 2007 increased 55% compared to 2006 due to gains on divestitures and higher sales volumes, partially offset by significantly lower natural gas and oil and condensate prices. The decrease in prices for 2007 was largely attributed to the significant impact unrealized gains and losses on derivatives had on prices during 2007 and 2006. The increase in 2006 compared to 2005 was primarily due to higher sales volumes and the significant impact unrealized gains and losses on derivatives had on prices.

Gains on divestitures in 2007 related primarily to the Company’s asset realignment program. During 2007, net gains of $4.1 billion were related to divestitures of oil and gas properties and net gains of $0.6 billion were related to the divestiture of certain gathering and processing interests that generally were not affiliated with the Company’s operating areas. For additional information see, Acquisitions and Divestitures.

The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil, condensate and NGLs. This activity is referred to as price risk management. The impact of price risk management (including realized and unrealized gains and losses) decreased total revenues $472 million during 2007 compared to an increase of $1,131 million in 2006. The impact of price risk management decreased total revenues $294 million during 2005. See Energy Price Risk under Item 7a and Note 10—Financial Instruments under Item 8 of this Form 10-K.

Analysis of Oil and Gas Operations Sales Volumes

	2007	2006	2005
Barrels of Oil Equivalent (MMBOE)
United States	180	147	106
Algeria	24	23	25
Other International	7	8	8

Total	211	178	139

Barrels of Oil Equivalent per Day (MBOE/d)
United States	492	404	292
Algeria	65	64	66
Other International	20	21	22

Total	577	489	380

Anadarko’s daily sales volumes increased 18% in 2007 compared to 2006 primarily due to higher sales volumes of 138 MBOE/d associated with the full-period impact of the 2006 acquisitions and higher sales volumes in the Gulf of Mexico of 18 MBOE/d associated with production start up at Independence Hub in the second half of 2007, partially offset by a decrease in sales volumes of 64 MBOE/d associated with the impact of 2007 divestitures in the onshore United States, the Gulf of Mexico and Qatar. During 2006, Anadarko’s daily sales volumes increased 29% compared to 2005 primarily due to higher sales volumes associated with the third quarter 2006 acquisitions of 114 MBOE/d and higher sales volumes from the Gulf of Mexico, partially offset by lower legacy gas volumes in east Texas and Louisiana, and lower oil sales volumes in Venezuela.

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage volumes and mitigate the effect of price volatility, which is likely to continue in the future.

Natural Gas Sales Volumes, Average Prices and Revenues

	2007	2006	2005
United States
Sales volumes—Bcf	698	558	414
MMcf/d	1,912	1,529	1,136
Price per Mcf, excluding derivatives	$5.74	$6.14	$7.44
Realized gains (losses) on derivatives	0.73	0.33	(0.25)
Unrealized gains (losses) on derivatives	(0.57)	1.03	(0.03)

Gains (losses) on derivatives	$0.16	$1.36	$(0.28)

Total average price per Mcf	$5.90	$7.50	$7.16
Gas sales revenues	$4,119	$4,186	$2,968

The Company’s daily natural gas sales volumes increased 25% in 2007 compared to 2006 primarily due to higher sales volumes associated with the 2006 acquisitions of 491 MMcf/d and higher sales volumes of 106 MMcf/d in the Gulf of Mexico related to the start up of the Independence Hub, partially offset by decreases in sales volumes of 224 MMcf/d associated with 2007 divestitures in the onshore United States and Gulf of Mexico. Anadarko’s daily natural gas sales volumes in 2006 increased 35% compared to 2005. The increases were primarily due to higher sales volumes of 423 MMcf/d associated with the third quarter 2006 acquisitions and higher volumes in the Haley field of West Texas, partially offset by natural declines in east Texas and north Louisiana. Production of natural gas is generally not directly affected by seasonal swings in demand.

Excluding the impact of gains and losses on derivatives, Anadarko’s average natural gas price for 2007 decreased 7% compared to 2006. The relative difference in 2007 and 2006 prices is primarily attributed to a higher than average North America natural gas storage level, the full year effect in 2007 of the return of Gulf of Mexico gas production capacity in 2006 that was damaged during the 2005 hurricane season and a significant increase in liquefied natural gas supply into the United States. Excluding the impact of both realized and unrealized gains and losses on derivatives, Anadarko’s average natural gas price for 2006 decreased 17% compared to 2005. As of December 31, 2007, the Company has implemented price risk management on about two-thirds of its anticipated natural gas wellhead sales volumes for 2008.

Crude Oil and Condensate Sales Volumes, Average Prices and Revenues

	2007	2006	2005
United States
Sales volumes—MMBbls	48	39	24
MBbls/d	130	108	68
Price per barrel, excluding derivatives	$66.64	$59.41	$51.67
Realized gains (losses) on derivatives	1.35	2.64	(7.45)
Unrealized gains (losses) on derivatives	(10.75)	6.54	0.13

Total gains (losses) on derivatives	$(9.40)	$9.18	$(7.32)

Total average price per barrel	$57.24	$68.59	$44.35
Algeria
Sales volumes—MMBbls	24	23	25
MBbls/d	65	64	65
Price per barrel, excluding derivatives	$75.50	$65.55	$54.37
Realized gains (losses) on derivatives	—	—	—
Unrealized gains (losses) on derivatives	(5.91)	—	—

Total gains (losses) on derivatives	$(5.91)	$—	$—

Total average price per barrel	$69.59	$65.55	$54.37
Other International (MMBbls)
Sales volumes—MMBbls	7	8	8
MBbls/d	20	21	22
Total average price per barrel	$59.91	$48.58	$39.37
Total (MMBbls)
Sales volumes—MMBbls	79	70	57
MBbls/d	215	193	155
Total price per barrel, excluding derivatives	$68.68	$60.28	$51.04
Realized gains (losses) on derivatives	0.82	1.48	(3.23)
Unrealized gains (losses) on derivatives	(8.31)	3.67	0.06

Total gains (losses) on derivatives	$(7.49)	$5.15	$(3.17)

Total average price per barrel	$61.19	$65.43	$47.87
Total oil and condensate sales revenues	$4,807	$4,618	$2,716

Anadarko’s daily crude oil and condensate sales volumes were up 11% in 2007 compared to 2006 primarily due to an increase in sales volumes of 48 MBbls/d associated with the 2006 acquisitions, partially offset by a decrease in sales volumes of 20 MBbls/d associated with 2007 divestitures in the onshore United States, the Gulf of Mexico and Qatar and a decrease in Venezuela sales volumes due to contract changes in late 2006. Anadarko’s daily crude oil and condensate sales volumes for 2006 were up 25% compared to the same period of 2005. The increases in 2006 compared to 2005 were primarily due to higher sales volumes associated with the third quarter 2006 acquisitions of 37 MBbls/d and additional wells being tied in and put into production at the Company’s legacy properties in the Gulf of Mexico, partially offset by a decrease in sales volumes from Venezuela. Production of oil usually is not affected by seasonal swings in demand.

Excluding the impact of gains and losses on derivatives, Anadarko’s average crude oil price for 2007 increased 14% compared to 2006. The higher crude oil prices were attributed primarily to additional global demand, limited excess production capacity and heightened geopolitical tension. Excluding the impact of both realized and unrealized gains and losses on derivatives, Anadarko’s average crude oil price for 2006 increased 18% compared to 2005. The higher crude oil prices were attributed to continuing political unrest in oil exporting countries, increased worldwide demand and the impact of hurricanes in the Gulf of Mexico on oil production and infrastructure. As of December 31, 2007, the Company has utilized price risk management on about half of its anticipated oil and condensate sales volumes for 2008.

Natural Gas Liquids Sales Volumes, Average Prices and Revenues

	2007	2006	2005
United States
Sales volumes—MMBbls	16	15	13
MBbls/d	43	42	36
Price per barrel, excluding derivatives	$45.87	$39.71	$34.56
Realized gains (losses) on derivatives	0.03	(0.13)	—
Unrealized gains (losses) on derivatives	—	—	—

Total gains (losses) on derivatives	$0.03	$(0.13)	$—

Total average price per barrel	$45.90	$39.58	$34.56
Natural gas liquids sales revenues	$719	$594	$437

Anadarko’s daily NGLs sales volumes were up 2% in 2007 compared to 2006 primarily due to higher sales volumes of 8 MBbls/d associated with the 2006 acquisitions, partially offset by a decrease in sales volumes of 6 MBbls/d related to the 2007 divestitures. Anadarko’s daily NGLs sales volumes in 2006 were up 17% compared to 2005, primarily due to higher sales volumes associated with the third quarter 2006 acquisitions of 6 MBbls/d.

For 2007, the average NGLs price increased 16% compared to 2006. During 2006, average NGLs prices increased 15% compared to 2005. NGLs production is dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs. NGLs sales represent revenues derived from the processing of Anadarko’s natural gas production.

Gathering, Processing and Marketing Revenues

millions	2007	2006	2005
Gathering and processing sales	$1,259	$538	$26
Marketing sales	228	180	50

Total	$1,487	$718	$76

During 2007, gathering and processing sales increased $721 million compared to 2006 primarily due to gathering and processing operations acquired with the 2006 acquisitions, partially offset by a decrease associated with divestitures in 2007. During 2006, gathering and processing sales increased $512 million compared to 2005 also due to the 2006 acquisitions. Gathering and processing revenues represent revenues derived from gathering and processing natural gas from sources other than the Company’s production. Marketing sales primarily represent the revenues earned on sales of third-party gas, oil and NGLs, net of the related purchases.

Costs and Expenses

millions	2007	2006	2005
Oil and gas operating	$1,101	$822	$415
Oil and gas transportation and other	453	341	256
Exploration	905	737	445
Gathering, processing and marketing	1,025	553	56
General and administrative	936	768	477
Depreciation, depletion and amortization	2,840	1,752	901
Other taxes	1,234	549	345
Impairments	51	327	15

Total	$8,545	$5,849	$2,910

During 2007, Anadarko’s costs and expenses increased 46% compared to 2006 due to the following factors:

—	Oil and gas operating expense increased 34% primarily due to approximately $227 million in operating expenses on properties acquired with the 2006 acquisitions, an increase of $71 million in expenses in the deepwater Gulf of Mexico related primarily to subsurface repairs and operating costs of Independence Hub which began production in 2007, a $28 million increase in costs associated primarily with the ramp up of activity in the Rockies and an increase of approximately $20 million related to severance cost associated with the Company’s post-acquisition asset realignment program. These increases were partially offset by decreases of approximately $66 million associated with properties divested during 2007.
—	Oil and gas transportation and other expenses increased 33%. Transportation expenses increased primarily due to higher volumes transported as a result of the 2006 acquisitions, partially offset by a decrease associated with properties divested in 2007.
—	Exploration expense increased $168 million due primarily to a $140 million increase in impairments of unproved properties, primarily associated with a significant increase in unproved leasehold interests as a result of the 2006 acquisitions, and a $28 million increase in dry hole expense related to international activities.
—	Gathering, processing and marketing (GPM) expenses increased $472 million. Costs associated with gathering and processing operations increased $389 million primarily due to facilities acquired in 2006. Marketing transportation and cost of product increased $83 million primarily due to higher volumes transported as a result of the 2006 acquisitions and the assumption of firm transportation contracts in 2006.
—	General and administrative (G&A) expense increased 22% primarily due to increases in compensation and benefit expenses of $158 million associated primarily to rising base compensation and benefit costs for employees, higher performance-based bonus expense and an increase in the average number of employees associated with the 2006 acquisitions.
—	Depreciation, depletion and amortization (DD&A) expense increased 62%. DD&A expense associated with oil and gas properties increased approximately $719 million as a result of operations acquired in 2006, approximately $367 million due to higher costs associated with acquiring, finding and developing oil and gas reserves and approximately $43 million due to higher organic sales volumes primarily associated with first production at Independence Hub in the Gulf of Mexico. Depreciation of other properties and equipment increased approximately $105 million primarily due to gathering, processing and general properties obtained with the 2006 acquisitions. These increases were partially offset by a decrease of approximately $149 million related to oil and gas properties divested in 2007.
—	Other taxes increased 125%. Other taxes include an increase of $602 million associated with the Algerian exceptional profits tax. The remaining increase of $83 million is primarily due to the effect of higher sales volumes on production taxes, the effect of a new Alaskan severance tax, the effect of a windfall profits tax in China and higher franchise taxes.

During 2006, Anadarko’s costs and expenses increased 101% compared to 2005 due to the following factors:

—	Oil and gas operating expense increased 98% due primarily to $253 million in operating expenses for properties acquired with the 2006 acquisitions and $146 million associated with increased workover, maintenance and repair activity in the United States, an increase in expenses in the Gulf of Mexico associated with higher volumes, and rising utility and fuel expenses as a result of higher energy costs and industry demand.
—	Oil and gas transportation and other expenses increased 33%. Transportation expenses increased primarily due to higher volumes transported as a result of the 2006 acquisitions.
—	Exploration expense increased $292 million due primarily to a $173 million increase in dry hole expense related mostly to activities in the Gulf of Mexico, a $71 million increase in geological and geophysical costs and a $21 million increase in impairments of unproved properties, primarily associated with a significant increase in unproved leasehold interests as a result of the 2006 acquisitions.
—	GPM expenses increased $497 million. Costs associated with gathering and processing operations increased $430 million primarily due to facilities acquired with the 2006 acquisitions. Marketing transportation and cost of product increased $67 million primarily due to higher volumes transported as a result of the 2006 acquisitions and the assumption of firm transportation contracts during the year.
—	G&A expense increased 61% due primarily to increases of $117 million related to compensation, legal and other general expenses attributed to the operations acquired in the 2006 acquisitions, $77 million associated with rising compensation costs for legacy employees, $77 million related to severance and one-time benefits associated with Company’s initial post acquisition asset realignment and restructuring efforts and $28 million related to increases in general office expenses at legacy locations.
—	DD&A expense increased 94%. DD&A expense associated with oil and gas properties increased approximately $566 million as a result of operations acquired in 2006 and approximately $219 million due to higher costs associated with acquiring, finding and developing oil and gas reserves. Depreciation of other properties and equipment increased approximately $66 million primarily due to gathering, processing and general properties obtained with the 2006 acquisitions.
—	Other taxes increased 59%. The increase includes a $103 million accrual for the estimated impact of an Algerian exceptional profits tax. The remaining increase of $101 million is primarily due to the effect of higher production volumes and higher commodity prices on production taxes.
—	Impairments in 2006 include a $166 million loss associated with the termination of the Venezuela operating service agreement in exchange for an 18% equity interest in a new operating company and a $139 million impairment related to the decision to suspend construction of the Company’s Bear Head LNG project in Nova Scotia.

Interest Expense and Other (Income) Expense

millions	2007	2006	2005
Interest Expense
Gross interest expense	$1,214	$730	$266
Capitalized interest	(122)	(80)	(45)

Net interest expense	1,092	650	221

Other (Income) Expense
Interest income	(84)	(47)	(17)
Firm transportation keep-whole contract valuation	—	4	(56)
Other	10	37	(3)

Total other (income) expense	(74)	(6)	(76)

Total	$1,018	$644	$145

Interest Expense Anadarko’s gross interest expense for 2007 increased 66% compared to 2006. The increase was primarily due to higher average borrowings associated with the 2006 acquisitions and higher interest rates compared to 2006. Anadarko’s gross interest expense increased 174% during 2006 compared to 2005. The increase was primarily due to an increase in debt associated with the 2006 acquisitions. For additional information see Acquisitions and Divestitures and Debt below and Interest Rate Risk under Item 7a of this Form 10-K.

In 2007, capitalized interest increased by 53% compared to 2006. In 2006, capitalized interest increased by 78% compared to 2005. These increases were primarily due to higher capitalized costs that qualify for interest capitalization.

Other (Income) Expense For 2007, the Company had other income of $74 million compared to $6 million for 2006. The increase of $68 million was primarily due to higher interest income of $37 million, a $22 million loss on an impaired equity investment in 2006 and a $10 million loss related to environmental reserve adjustments in 2006.

For 2006, the Company had other income of $6 million compared to $76 million for 2005. The decrease of $70 million was primarily due to a $60 million decrease in gains related to the effect of market values for firm transportation subject to a keep-whole agreement, a $22 million loss on an impaired equity investment and an $18 million loss related to environmental and legal reserve adjustments, partially offset by a $30 million increase in interest income. The keep-whole agreement was terminated April 1, 2006.

Income Tax Expense

millions except percentages	2007	2006	2005
Income tax expense	$2,559	$1,263	$1,278
Effective tax rate	40%	34%	39%

For 2007, income tax expense related to continuing operations increased 103% compared to 2006 primarily due to an increase in income before income taxes and variances from the statutory rate. For 2006, income taxes decreased 1% compared to 2005 primarily due to a decrease in state income taxes resulting from enacted Texas legislation, excess U.S. foreign tax credits and a decrease in net foreign income taxes.

The variance from the 35% statutory rate in 2007 is primarily caused by the Algerian exceptional profits tax which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, state income taxes and other items. For 2006 and 2005, variances from the 35% statutory rate are caused by foreign taxes in excess of federal statutory rates, state income taxes, excess U.S. foreign tax credits and other items.

Texas House Bill 3, signed into law in May 2006, eliminates the taxable capital and earned surplus components of the existing franchise tax and replaces these components with a taxable margin tax calculated on a combined basis. The new tax is effective for reports due on or after January 1, 2008 (based on business activity during 2007). Anadarko is required to include the impact of the law change on its deferred state income taxes in income for the period which includes the date of enactment. The adjustment, a reduction in Anadarko’s deferred state income taxes in the amount of approximately $14 million and $69 million, net of federal benefit, was included in the 2007 and 2006 tax provision, respectively.

Operating Results

Segment Analysis—Adjusted EBITDAX To assess the operating results of Anadarko’s segments, management uses income from continuing operations before income taxes, interest expense, exploration expense, DD&A expense and impairments (Adjusted EBITDAX). The Company’s definition of Adjusted EBITDAX, which is a non-GAAP measure, excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period, but is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance, as capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to the Company’s financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to shareholders.

Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies, and therefore, the Company’s consolidated Adjusted EBITDAX should be considered in conjunction with income from continuing operations and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect income from continuing operations and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for analysis of Anadarko’s results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income from continuing operations before income taxes.

Adjusted EBITDAX

millions	2007	2006	2005
Oil and gas exploration and production	$10,637	$7,350	$4,931
Midstream	894	183	108
Marketing	234	78	(21)
Other and intersegment eliminations	(548)	(408)	(183)

Consolidated Adjusted EBITDAX	$11,217	$7,203	$4,835
Exploration expense	905	737	445
Depreciation, depletion and amortization expense	2,840	1,752	901
Impairments	51	327	15
Interest expense	1,092	650	221

Income from continuing operations before income taxes	$6,329	$3,737	$3,253

Oil and Gas Exploration and Production The increase in Adjusted EBITDAX for 2007 compared to 2006 was primarily due to an increase in gains on divestitures of $4.1 billion and higher sales volumes, partially offset by the impact of lower natural gas and oil and condensate prices and higher costs and expenses, including the Algerian exceptional profits tax. The increase in 2006 Adjusted EBITDAX compared to 2005 was primarily due to higher sales volumes and prices, partially offset by higher operating costs and expenses. In 2007 and 2006, the higher sales volumes and costs and expenses were due primarily to the impact of operations acquired with the third quarter 2006 acquisitions. The Company’s sales revenues include the impact of price risk management (including realized and unrealized gains and losses) which decreased total revenues $472 million during 2007, compared to an increase of $1,131 million in 2006 and a decrease of $294 million during 2005. Of these amounts for 2007 and 2006, $(1,048) million and $837 million, respectively, were related to the recognition of net unrealized gains (losses) on derivatives used to manage price risk on natural gas, crude oil, condensate and NGLs sales. Unrealized gains and (losses) on derivatives were not material in 2005.

Midstream The increase in Adjusted EBITDAX for 2007 compared to 2006 resulted primarily from an increase in gains on divestitures of $532 million related to midstream assets and an increased scope of midstream operations resulting from the 2006 acquisitions, partially offset by a decrease in earnings associated with the 2007 divestitures. During July 2007, the Company divested its interests in two natural gas gathering systems and associated processing plants that did not operate in areas where Anadarko has significant oil and gas production. These divested facilities accounted for $75 million, or 21%, of Anadarko’s midstream segment’s adjusted EBITDAX excluding gains on divestitures during 2007. The increase in 2006 Adjusted EBITDAX compared to 2005 was also primarily due to the 2006 acquisitions.

Marketing Marketing earnings primarily represents the revenues earned on sales of third-party gas, oil and NGLs, net of the related purchases. The increase in Adjusted EBITDAX for 2007 compared to 2006, as well as 2006 compared to 2005, resulted primarily from the effects of higher volumes transported as a result of the 2006 acquisitions.

Other and Intersegment Eliminations All other and intersegment eliminations consists primarily of the elimination of revenues and expenses between segments, corporate costs that are not allocated to the operating segments and income from hard minerals investments and royalties. The decrease in Adjusted EBITDAX for 2007 compared to 2006 was primarily due to increased interest expense from the 2006 acquisitions, increases in compensation expense from the increased average number of employees associated with the 2006 acquisitions and an increase in eliminations of intersegment transactions. The decrease in 2006 Adjusted EBITDAX compared to 2005 was primarily due to higher interest, compensation, legal and other general expenses attributed to the 2006 acquisitions as well as an increase in eliminations of intersegment transactions.

Acquisitions and Divestitures In August 2006, Anadarko acquired Kerr-McGee and Western in separate all-cash transactions. Anadarko initially financed $22.5 billion for the acquisitions through a 364-day committed acquisition facility with plans to repay it with proceeds from asset divestitures, free cash flow from operations and the issuance of equity, debt and bank financing during the term of the facility. Through December 31, 2007, the Company had reduced the initial amount owed under the acquisition facility from $22.5 billion to approximately $1.0 billion, using divestiture proceeds, long-term debt financing and cash flow from operations.

Kerr-McGee Transaction On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee for $16.5 billion, or $70.50 per share, plus the assumption of $2.6 billion of debt. Kerr-McGee’s year-end 2005 proved reserves, excluding Gulf of Mexico shelf divestitures, totaled 898 MMBOE, of which approximately 62% was natural gas. Proved undeveloped reserves represented 30% of the total.

Kerr-McGee’s legacy core properties are located in the deepwater Gulf of Mexico and onshore in Colorado and Utah. They include deepwater Gulf of Mexico blocks which are supported by Kerr-McGee’s “hub-and-spoke” infrastructure. In Colorado, Kerr-McGee holds acreage in the Wattenberg natural gas play, located largely on Anadarko’s Land Grant holdings, where Anadarko owns the royalty interest. In Utah, Kerr-McGee holds acreage in the Uinta basin’s prolific Greater Natural Buttes gas play. In addition to its U.S. portfolio, Kerr-McGee produces oil and is continuing to develop and explore offshore China, has made discoveries and is pursuing the development of fields offshore Brazil, and is exploring West Africa and the islands of Trinidad and Tobago.

Western Transaction On August 23, 2006, Anadarko completed the acquisition of Western for $4.8 billion, or $61.00 per share, plus the assumption of $625 million of debt. Western’s year-end 2005 proved reserves totaled 153 MMBOE, with proved undeveloped reserves representing 57% of the total. Essentially all of the reserves are natural gas.

Western’s coalbed methane properties within the Powder River basin are directly adjacent to Anadarko’s assets in this developing play. Anadarko believes that combining its properties with Western’s will accelerate the development of these natural gas resources and produce volume growth through the end of the decade, and possibly longer, with more than 12,000 identified drilling locations in inventory. The acquisition of Western also significantly increased the Company’s holdings in gathering and processing systems.

Divestitures As a result of a portfolio refocusing effort stemming from the acquisitions of Kerr-McGee and Western, Anadarko divested certain properties during 2007 and 2006 for approximately $17 billion before income taxes. Net proceeds from these divestitures were used to retire debt. While the Company has identified some additional assets for possible monetization, the vast majority of producing property divestitures were closed by year-end 2007.

During 2006, Anadarko sold its wholly-owned subsidiary, Anadarko Canada Corporation, for approximately $4 billion before taxes. See Discontinued Operations. On the acquisition date, Kerr-McGee’s other assets included approximately $1 billion of assets held for sale. The sale of these assets closed in August 2006 and the proceeds were also used to pay down debt incurred to fund the acquisitions.

During 2007, the Company closed several unrelated divestiture transactions representing approximately $11 billion before income taxes. The most significant of these transactions are discussed below.

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

In July 2007, the Company divested control of its interests in the Chaney Dell and Midkiff/Benedum natural gas gathering systems and associated processing plants for $1.9 billion (see Off-Balance Sheet Arrangements).

In October 2007, the Company divested certain interests in Qatar for approximately $350 million. Anadarko used the net proceeds from this transaction to further reduce debt. For additional information, see Note 5—Discontinued Operations, Assets Held for Sale and Other Divestitures under Item 8 of this Form 10-K.

Proved Reserves Anadarko focuses on growth and profitability. Reserve replacement is a key to growth. Future profitability depends upon the cost of finding and developing oil and gas reserves, among other factors. Reserve growth can be achieved through successful exploration and development drilling, improved recovery or acquisition of producing properties.

In conjunction with the August 2006 acquisition of Kerr-McGee and Western, Anadarko implemented an asset realignment program. The goal of the Kerr-McGee and Western acquisitions was to provide a more economically efficient platform with higher and more consistent growth potential, with the intent of divesting properties that were no longer deemed to be core to Anadarko’s operations. During 2007, the Company successfully completed the majority of the divestiture stage of the realignment program. As expected, Anadarko’s proved reserves were about equal to levels before the acquisitions. For additional information about the benefits the Company believes are provided by the realigned portfolio, see Outlook.

The following discussion of proved reserves, reserve additions and revisions and future net cash flows from proved reserves includes both continuing and discontinued operations. A breakdown of reserve information by continuing and discontinued operations is contained in the Supplemental Information under Item 8 of this Form 10-K.

MMBOE	2007	2006	2005
Proved Reserves
Beginning of year	3,011	2,449	2,367
Reserve additions and revisions	252	1,043	291
Sales in place	(620)	(287)	(51)
Production	(212)	(194)	(158)

End of year	2,431	3,011	2,449

Proved Developed Reserves
Beginning of year	1,989	1,524	1,517

End of year	1,625	1,989	1,524

The Company’s proved natural gas reserves at year-end 2007 were 8.5 Tcf compared to 10.5 Tcf at year-end 2006 and 7.9 Tcf at year-end 2005. Anadarko’s proved crude oil, condensate and NGLs reserves at year-end 2007 were 1.0 billion barrels compared to 1.3 billion barrels at year-end 2006 and 1.1 billion barrels at year-end 2005. Crude oil, condensate and NGLs comprised about 42%, 42% and 46% of the Company’s proved reserves at year-end 2007, 2006 and 2005, respectively.

The Company’s estimates of proved reserves are made using available geological and reservoir data as well as production performance data. These estimates, made by the Company’s engineers, are reviewed annually and revised, either upward or downward, as warranted by additional data. The available data reviewed include, among other things, seismic data, structure and isopach maps, well logs, production tests, material balance calculations, reservoir simulation models, reservoir pressures, individual well and field performance data, individual well and field projections, offset performance data, operating expenses, capital costs and product prices. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions, as well as changes in the expected recovery rates associated with infill drilling. Sustained decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits sooner.

Reserve Additions and Revisions During 2007, the Company added 252 MMBOE of proved reserves as a result of additions (purchases in place, discoveries, improved recovery and extensions) and revisions. The Company expects the majority of future reserve adds to come from positive revisions associated with infill drilling and extensions of current fields and new discoveries onshore in North America and the deepwaters of the Gulf of Mexico, as well as through improved recovery operations, purchases of proved properties in strategic areas and successful exploration in international growth areas. The success of these operations will directly impact reserve additions or revisions in the future.

Additions During 2007, Anadarko added 131 MMBOE of proved reserves. The Company added 130 MMBOE of proved reserves primarily as a result of successful drilling in coalbed methane and conventional plays of the Rockies and the initial recognition of proved reserves at the Peregrino field in Brazil. During 2006, Anadarko added 1,118 MMBOE of proved reserves. Of this amount, 1,030 MMBOE were related to purchases in place primarily associated with the acquisitions of Kerr-McGee and Western in August 2006. In addition, the Company added 88 MMBOE of proved reserves primarily as a result of successful drilling in core areas onshore in the United States. During 2005, Anadarko added 212 MMBOE of proved reserves. Of this amount, 207 MMBOE were added as a result of successful drilling in the deepwater Gulf of Mexico and fields in the north Louisiana Vernon, east Texas Bossier, west Texas Haley and Canadian Wild River areas and successful improved recovery operations in Wyoming.

Revisions Total revisions in 2007 were 121 MMBOE or 4.0% of the beginning of year reserve base. The revisions were related primarily to the large onshore natural gas plays such as Greater Natural Buttes, Wattenberg, and Pinedale and Jonah fields, where the reserve bookings for the infill wells are treated as a positive revision, and the increase in oil and natural gas prices. Total revisions for 2006 and 2005 were (75) MMBOE and 79 MMBOE, respectively. Revisions in 2006 related primarily to performance revisions of (136) MMBOE mainly due to downward revisions of the Company’s reserves at the K2 complex in the Gulf of Mexico and adjustments in Algeria, and price revisions of (99) MMBOE primarily due to a significant decrease in natural gas prices since the end of 2005, partially offset by additional infill drilling reserve bookings of 160 MMBOE. Revisions in 2005 related primarily to additional infill drilling reserve bookings of 102 MMBOE, partially offset by the impact of government imposed limits on production in Venezuela, as well as a reduction of NGLs reserves in Algeria resulting from a change in project scope.

Sales in Place In 2007, the Company sold properties located in the United States and Qatar representing 609 MMBOE and 11 MMBOE of proved reserves, respectively. In 2006, the Company sold properties located in Canada representing 248 MMBOE of proved reserves. In addition, sales in place included 39 MMBOE of proved reserves related to government imposed contract changes which resulted in the Company’s Venezuelan properties being exchanged for an equity interest in a new Venezuela operating entity. In 2005, Anadarko sold properties located in the United States, Oman and Canada representing 25 MMBOE, 25 MMBOE and 1 MMBOE of proved reserves, respectively.

Future Net Cash Flows At December 31, 2007, the present value (discounted at 10%) of future net cash flows from Anadarko’s proved reserves was $28.9 billion (stated in accordance with the regulations of the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB)). This present value was calculated based on prices at year-end held flat for the life of the reserves, adjusted for any contractual provisions. The increase of $3.3 billion or 13% in 2007 compared to 2006 is primarily due to higher natural gas and oil prices at year-end 2007 and successful exploration and development, partially offset by the divestiture program. See Supplemental Information under Item 8 of this Form 10-K.

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

Midstream Strategies

Anadarko invests in midstream (gathering and processing) facilities to complement its oil and gas operations in regions where the Company has natural gas production. The Company is better able to control the timing of development of its oil and gas properties and manage both the value received for, and cost of, gathering, treating and processing natural gas through its ownership and operation of these facilities. In addition, Anadarko’s midstream business provides gathering, treating and processing services for third-party customers, including major and independent producers. Anadarko generates revenues in its gathering and processing activities through various fee structures that include fixed-rate, percent of proceeds, or keep-whole agreements. The Company also processes a portion of its gas at various third-party plants.

In 2006, Anadarko significantly increased the size and scope of its midstream business through the acquisitions of Western and Kerr-McGee. Anadarko currently has systems in eight states (Wyoming, Colorado, Utah, New Mexico, Kansas, Oklahoma, Texas and Louisiana) located in major producing basins of the onshore United States.

On October 15, 2007, Western Gas Partners, LP (the Partnership), a newly formed 100% owned subsidiary of the Company, filed a registration statement on Form S-1 with the SEC relating to a proposed underwritten initial public offering of 18.75 million common units, representing limited partnership interests in the Partnership, plus an option for the underwriters to purchase up to an additional 2.81 million common units. The Partnership was initially formed by Anadarko, the indirect owner of the general partner of the Partnership, to own and develop midstream assets. Upon completion of this transaction, Anadarko expects to hold approximately 59% of the interests in the Partnership. Anadarko will retain indirect ownership of the general partnership interest in the Partnership and will continue to operate the Partnership’s assets pursuant to an omnibus agreement, a services and secondment agreement and a tax sharing agreement. Since gathering and processing assets support Anadarko’s oil and gas producing activities, Anadarko plans to maintain operational control of the assets and expects to continue to consolidate the results of that business in its financial statements. The Company expects to use proceeds it receives from this transaction to repay a portion of the midstream note payable to a related party discussed below.

In December 2007, a midstream subsidiary issued a $2.2 billion note payable to a related party. See Note 9—Debt and Interest Expense of the Notes to Consolidated Financial Statements under Item 8 and Debt below for additional information.

Marketing Strategies

The Company’s marketing department manages sales of its natural gas, crude oil and NGLs. In marketing its production, the Company attempts to maximize realized prices while managing credit exposure. The Company’s sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale. In 2007, the Company also engaged in sales of greenhouse gas emission reduction credits (ERCs) derived from CO2 injection operations in Wyoming. The Company expects additional sales of ERCs in the future.

The Company also purchases natural gas, crude oil, condensate and NGLs volumes for resale primarily from partners and producers near Anadarko’s production. These purchases allow Anadarko to aggregate larger volumes, fully utilize transportation capacity, attract larger, creditworthy customers and facilitate its efforts to maximize prices received for the Company’s production and minimize balancing issues with customers and pipelines during operational disruptions.

The Company may also engage in trading activities for the purpose of generating profits from exposure to changes in market prices of natural gas, crude oil, condensate and NGLs. The Company does not engage in market-making practices and limits its trading activities to natural gas, crude oil and NGLs commodity contracts. The Company’s trading risk position, typically, is a net short position that is offset by the Company’s natural long position as a producer. See Energy Price Risk under Item 7a of this Form 10-K.

In an effort to protect the Company from commodity price risk stemming from the 2006 acquisitions, the Company entered into derivatives covering 72% and 55% of the acquired companies’ then expected production volumes for 2007 and 2008, respectively. This price risk management program employed collars and other derivatives, intended to help ensure a return on investment while maintaining upside potential that could result from higher commodity prices.

In recent years, all segments of the energy market have experienced increased scrutiny of their financial condition, liquidity and credit. This has been reflected in credit rating downgrades of many merchant energy trading companies. Anadarko has not experienced any material financial losses associated with credit deterioration of third parties; however, in certain situations the Company has declined to transact with some counterparties and changed its sales terms to require some counterparties to pay in advance or post letters of credit for purchases.

Natural Gas Natural gas continues to fulfill a significant portion of North America’s energy needs and the Company believes the importance of natural gas in meeting this energy need will continue. Natural gas prices have varied over the last year, with an overall decline in prices during 2007. Price volatility persists due to a relatively tight supply and demand balance. Anadarko markets its natural gas production to maximize the commodity value and reduce the inherent risks of the physical commodity markets. Anadarko Energy Services Company (AESC), a wholly-owned subsidiary of Anadarko, is a marketing company offering supply assurance, competitive pricing, risk management and other services tailored to its customers’ needs. The Company sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. The Company has the marketing capability to move large volumes of gas into and out of the “daily” gas market to take advantage of any price volatility.

The Company owns a significant amount of natural gas firm transportation capacity that is used to help ensure access to downstream markets and provides the opportunity to capture incremental value when pricing differentials between physical locations occur. The Company also stores some of its purchased natural gas in contracted storage facilities with the intent of selling the gas at a higher price in the future. Normally, the Company will have forward contracts in place (physical delivery or financial derivative instruments) to sell the stored gas at a fixed price.

Western and Kerr-McGee both have gas marketing organizations that are being incorporated into AESC. Kerr-McGee had a long-term gas sales contract with Cinergy (since acquired by Fortis). In 2006, approximately 50% of gas volumes and revenues associated with the Kerr-McGee acquisition were sold under this legacy contract. This contract was terminated in March 2007, and the associated volumes were integrated into the Company’s marketing operations.

Crude Oil, Condensate and NGLs Anadarko’s crude oil, condensate and NGLs revenues are derived from production in the U.S., Algeria and other international areas. Most of the Company’s U.S. crude oil and NGLs production is sold under contracts with prices based on market indices, adjusted for location, quality and transportation. Oil from Algeria is sold by tanker as Saharan Blend to customers primarily in the Mediterranean area. Saharan Blend is a high quality crude that provides refiners large quantities of premium products such as jet and diesel fuel. Oil from China is sold by tanker as Cao Fei Dian (CFD Blend) to customers primarily in the Far East markets. CFD Blend is a heavy sour crude oil which is sold into both the prime fuels refining market and the heavy fuel oil blend stock market. The Company also purchases and sells third-party produced crude oil, condensate and NGLs in the Company’s domestic and international market areas. Included in this strategy is the use of contracted NGLs storage facilities and various derivative instruments.

Capital Resources and Liquidity

Overview Anadarko’s primary sources of cash during 2007 were divestiture transactions, cash flow from operating activities and proceeds from the midstream subsidiary note to a related party. The Company used cash primarily to retire debt, to fund Anadarko’s capital spending program and to pay income taxes and dividends. Anadarko’s primary sources of cash during 2006 were the issuance of debt, cash flow from operating activities and divestitures. During 2006, the Company used cash primarily to fund the acquisitions of Kerr-McGee and Western, to fund its capital spending program, repurchase Anadarko common stock, pay dividends and retire debt as well as preferred stock. Anadarko’s primary source of cash during 2005 was cash flow from operating activities. The Company used 2005 cash flow primarily to fund its capital spending program, repurchase Anadarko common stock and pay dividends. In addition, the Company used $170 million of cash from the 2004 divestitures to retire debt in 2005.

Following is a discussion of significant sources and uses of cash flows during the period. Forward-looking information related to the Company’s capital resources and liquidity are discussed in Outlook that follows.

Divestitures During 2007, Anadarko derived significant sources of cash from its divestiture program. See Acquisitions and Divestitures. Proceeds from these divestitures were used to reduce debt and pay income taxes on taxable gains associated with the divestitures.

Cash Flow from Operating Activities Anadarko’s cash flow from continuing operating activities in 2007 was $2.8 billion compared to $4.7 billion in 2006 and $3.2 billion in 2005. The decrease in 2007 cash flow was attributed to the impact of income taxes on divestitures and higher costs and expenses, partially offset by the impact of higher sales volumes associated with the acquisitions. The Company had tax payments of $2.3 billion in 2007 that significantly impacted cash flow from operating activities as a result of the taxable gains on the divestitures. This decrease was effectively offset by an increase in cash flow from investing activities where proceeds from divestitures are presented before income taxes. The increase in 2006 cash flow compared to 2005 was attributed to the impact of the acquisitions and higher commodity prices, partially offset by higher costs and expenses and slightly lower legacy sales volumes.

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

Debt At year-end 2007, Anadarko’s total debt was $14.7 billion compared to total debt of $23.0 billion at year-end 2006 and $3.6 billion at year-end 2005. During 2007, the Company repaid $10.5 billion in debt that was classified as current at December 31, 2006, primarily with proceeds from divestitures and the issuance of a long-term $2.2 billion midstream note payable discussed below. The increase in debt in 2006 was attributed primarily to borrowings associated with the 2006 acquisitions.

In January 2008, Anadarko entered into forward-looking 18-month interest rate swaps effective March 2008 with an aggregate notional value of $1.0 billion whereby the Company will pay a weighted-average fixed interest rate of 2.74% and receive a floating interest rate indexed to the three-month LIBOR rate. Anadarko discontinued hedge accounting on January 1, 2007, therefore all gains and losses associated with these swaps will be recorded to interest expense.

For additional information on the Company’s debt instruments, such as transactions during the period, years of maturity and interest rates, see Note 9—Debt and Interest Expense of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Midstream Subsidiary Note Payable to a Related Party In late December 2007, Anadarko and an entity formed by a group of unrelated third-party investors (the Investor) formed Trinity Associates LLC (Trinity). As discussed in Note 11—Unconsolidated Affiliates of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, Trinity’s initial capitalization consisted of Anadarko’s $100 million cash contribution in exchange for a common interest in Trinity and the Investor’s $2.2 billion cash contribution in exchange for a preferred interest. Trinity, a related party, extended a $2.2 billion loan to a wholly-owned subsidiary of Anadarko, referred to herein as Midstream Holding, which holds and operates midstream assets directly and through its subsidiaries. The Company used all of the loan proceeds received by Midstream Holding to repay a portion of the Company’s acquisition facility indebtedness. The principal balance owed by Midstream Holding to Trinity is reflected in the consolidated balance sheet as Midstream Subsidiary Note Payable to a Related Party. Midstream Holding’s obligations under the loan agreement are not guaranteed by Anadarko Petroleum Corporation but are unconditionally guaranteed, jointly and severally, by all of Midstream Holding’s subsidiaries.

Capital Expenditures The following table shows the Company’s capital expenditures relating to continuing operations by category.

millions	2007	2006	2005
Property acquisitions
Development—proved	$(591)	$14,496	$44
Exploration—unproved	(293)	13,372	201
Development	2,805	3,084	1,910
Exploration	834	806	560

Total oil and gas costs incurred*	2,755	31,758	2,715
Less: Corporate acquisitions and property exchanges	1,001	(27,491)	—
Less: Asset retirement costs	(194)	(158)	(29)
Less: Geological and geophysical, exploration overhead and delay rentals expense	(261)	(254)	(162)
Less: Amortization of acquired drilling rig contract intangibles	(86)	—	—

Total oil and gas capital expenditures	3,215	3,855	2,524
Gathering, processing and marketing and other	775	357	120

Total capital expenditures*	$3,990	$4,212	$2,644

*	Oil and gas costs incurred represent costs related to finding and developing oil and gas reserves. Capital expenditures represent additions to property and equipment excluding corporate acquisitions, property exchanges and asset retirement costs. Capital expenditures and cost incurred are presented on an accrual basis. Additions to properties and equipment on the consolidated statement of cash flows include certain adjustments that give effect for the timing of actual cash payments in order to represent a cash basis.

Anadarko’s capital expenditures decreased 5% in 2007 compared to 2006. The Company’s capital spending increased 59% in 2006 compared to 2005. The 2007 decrease was primarily due to a decrease in development drilling and construction expenditures and a decrease in exploration lease acquisition activity, partially offset by an increase in capital expenditures on gathering and processing facilities. The increase in 2006 resulted primarily from an increase in exploration lease acquisitions, offshore drilling completions, development of the CBM infrastructure and capital expenditures of the acquired companies. Additionally, all of the periods were impacted by rising service and material costs. The variances in the mix of oil and gas spending reflect the Company’s available opportunities based on the near-term ranking of projects by net asset value potential.

Proved property acquisitions and unproved property acquisitions in 2007 include adjustments of $(600) million and $(484) million, respectively, related to finalizing the allocation of fair value to oil and gas properties acquired from Kerr-McGee and Western in 2006. The property acquisitions in 2006 related primarily to Kerr-McGee and Western. The property acquisitions in 2005 primarily related to exploratory nonproducing leases.

Anadarko participated in a total of 1,823 gross wells in 2007 compared to 1,537 gross wells in 2006 and 688 gross wells in 2005.

The following table provides additional detail of the Company’s drilling activity in 2007 and 2006.

	Gas	Oil	Dry	Total
2007 Exploratory
Gross	33	1	21	55
Net	18.1	0.3	8.0	26.4
2007 Development
Gross	1,727	34	7	1,768
Net	894.7	12.0	2.4	909.1
2006 Exploratory
Gross	56	7	13	76
Net	34.6	3.6	5.7	43.9
2006 Development
Gross	1,183	272	6	1,461
Net	631.6	205.6	2.2	839.4

Gross: total wells in which there was participation.

Net: working interest ownership.

The Company’s 2007 exploration and development drilling program is discussed in Oil and Gas Properties and Activities under Item 1 of this Form 10-K.

Dividends In 2007, 2006 and 2005, Anadarko paid $170 million, $167 million and $170 million, respectively, in dividends to its common stockholders (nine cents per share per quarter). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

The covenants in the Company’s credit agreement provide for a maximum capitalization ratio of 60% debt, exclusive of the effect of any non-cash writedowns. As of December 31, 2007, Anadarko’s capitalization ratio was 47%. Although the covenants of the agreement do not specifically restrict the payment of dividends, the Company could be limited in the amount of dividends it could pay in order to stay below the maximum capitalization ratio. Based on these covenants, retained earnings of approximately $6.6 billion were not limited as to the payment of dividends.

In 2007, 2006 and 2005, Anadarko also paid $3 million, $3 million and $5 million, respectively, in preferred stock dividends. In 2008, preferred stock dividends are expected to be $2 million.

Common Stock Repurchase Program During 2005, a $2 billion stock buyback program announced in 2004 was completed and an additional $1 billion stock buyback program was authorized in November 2005. Shares may be repurchased either in the open market or through privately negotiated transactions. During 2007, no shares were repurchased under the plan. During 2006 and 2005, Anadarko purchased 2.5 million and 21.6 million shares of common stock for $0.1 billion and $0.9 billion, respectively, under these programs. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. At December 31, 2007, $636 million remained available for stock repurchases under the program authorized in 2005.

Outlook The Company’s goals include continuing to find or acquire high-margin oil and gas reserves at competitive prices while keeping operating costs at efficient levels. Anadarko completed the acquisitions of Kerr-McGee and Western in August 2006 in two separate all-cash transactions. As of December 31, 2007, the Company had reduced the initial amount owed under a facility that was used to finance the acquisitions to approximately $1.0 billion using divestiture proceeds, long-term debt financings and cash flow from operations. The Company expects to repay the remaining balance owed under the facility, which matures in March 2008, with proceeds from identified divestitures and excess cash, possibly supplemented with short-term borrowings. As discussed previously, Anadarko intends to reduce its economic interest in certain midstream assets through the formation and initial public offering of a Master Limited Partnership. The net after-tax proceeds from this transaction will be used to reduce indebtedness under the midstream note payable to a related party.

The objective of the Kerr-McGee and Western acquisitions was to provide a more economically efficient platform with higher and more consistent growth potential, with the intent of divesting properties that were no longer deemed to be core to Anadarko’s operations. During 2007, the Company successfully completed the majority of the divestiture stage of the realignment program. As expected, Anadarko’s proved reserves after completing the divestitures were about equal to levels before the acquisitions. The Company estimates that approximately 7% of the sales volumes for 2007 are associated with the properties which have been divested. The new portfolio is intended to be better balanced, with lower-risk U.S. onshore resource plays complementing the volatility inherent in the Company’s deepwater Gulf of Mexico and international programs. The Company believes the acquisitions and optimization of its portfolio provide:

•	A more efficient collection of lower-risk, predictable and consistent producing properties;

•	Access to high-impact exploration opportunities worldwide through an expanded leasehold position;

•	A substantial inventory of identified prospects, which will help deliver value from the exploratory drilling program over many years to come; and

•	Expanded technical capabilities, combining the exploration, development, project management and operational skill sets of all three companies.

The Company has an approved 2008 capital spending budget of $4.7 billion. The Company has allocated about 65% of capital spending to development activities, 20% to exploration activities, 10% to gas gathering and processing activities, with the remaining 5% for capitalized interest and other items. The Company expects capital spending by area to be approximately 30% for the Rockies, 20% for the Southern region, 25% for the Gulf of Mexico, 15% for International and Alaska and 10% for Midstream. Emphasis will be on production growth in the Rockies, continued development in the Gulf of Mexico, including the start-up of the Blind Faith platform, and progress toward first production in Brazil that is expected in 2010. The Company’s capital discipline strategy is to set capital activity at levels that can be funded with operating cash flows. Anadarko believes that its expected level of cash flow will be sufficient to fund the Company’s projected operational program for 2008.

If capital expenditures were to exceed operating cash flow, funds would be supplemented as needed by short-term borrowings. To facilitate such borrowings, the Company has in place a $750 million committed credit agreement, which is supplemented by various noncommitted credit lines that may be offered by certain banks from time to time at then-quoted rates. As of December 31, 2007, the Company had no outstanding borrowings under its credit facility. The Company’s policy is to limit commercial paper borrowing to levels that are fully supported by unused balances from its committed credit facilities. The Company may choose to refinance certain portions of these short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may sell securities under its shelf registration statement filed with the SEC in September 2006.

The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property divestitures and additional borrowings, to secure funds when needed.

Recent Activities Prices for the Company’s natural gas sales are a function of both the New York Mercantile Exchange (NYMEX) prices as well as basis differentials for various sales regions. The Company has been active recently trying to protect against wider basis differentials versus NYMEX index by utilizing basis hedges and firm transportation agreements. In January and February of 2008, the Company added to its existing NYMEX hedging program an additional 340 thousand MMBtu/d for 2009 using three-way option collars. The Company now has a total of 530 thousand MMBtu/d (0.5 Bcf/d) of 2009 natural gas hedged using three-way option collars. Averaging the total 2009 hedged position of the Company results in a floor of $7.50 per MMBtu in place until

$5.45 per MMBtu, at which point the Company will receive market plus $2.05 per MMBtu for prices below $5.45 per MMBtu. Additionally, the price will be capped at $11.25 per MMBtu for gas prices above that level.

For additional information on factors that could impact Anadarko’s future results of operations, cash flows from operating activities or financial position see Critical Accounting Policies and Estimates below and Risk Factors under Item 1a of this Form 10-K.

Off-Balance Sheet Arrangements

In 2007, Anadarko contributed certain of its producing oil and gas properties and gathering and processing assets, with an aggregate fair value of approximately $2.9 billion, to newly formed entities in exchange for noncontrolling mandatorily redeemable interests in those entities. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion, which the Company used to repay its acquisition-related debt. Anadarko has a legal right to setoff and intends to net-settle its obligations under each of the notes payable to the investees and the distributable value of its interest in the corresponding investee. Accordingly, the $2.9 billion aggregate principal amount of such notes does not affect Anadarko’s reported debt balance, since the notes and the carrying amount of Anadarko’s investments in the investees are presented on the consolidated balance sheet on a net basis. Note 11—Unconsolidated Affiliates of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K provides additional information with respect to each of these transactions. Completion of these transactions resulted in Anadarko divesting control of its interests in certain non-core exploration and production and midstream assets and operations, while retaining a participating 5% interest in profits, losses and residual value of the investees.

With respect to each investee, liquidation of the investee or redemption of Anadarko’s interest in the investee is expected to result in Anadarko net-settling in cash its obligation under the corresponding note payable with the distributable value of its interest in the investee. The Company does not currently expect such net settlement to have a material effect on its future financial condition, results of operations or cash flows. Each of Anadarko’s noncontrolling interests in the investees is optionally redeemable by Anadarko or the controlling investor in or after 2022 and is mandatorily redeemable in 2037.

Obligations and Commitments

Following is a summary of the Company’s obligations as of December 31, 2007:

	Obligations by Period
millions	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Total debt*
Principal—current debt	$1,397	$—	$—	$—	$1,397
Principal—long-term debt	—	2,052	1,877	9,032	12,961
Midstream subsidiary note payable to a related party	—	—	2,200	—	2,200
Interest	837	1,499	1,272	7,817	11,425
Operating leases
Drilling rig commitments	1,373	1,793	1,054	230	4,450
Production platforms	85	123	106	365	679
Other	69	122	80	81	352
Asset retirement obligations	15	87	92	907	1,101
Midstream and marketing activities	145	193	177	354	869
Oil and gas activities	475	633	142	12	1,262

*	Excludes amount discussed above under Off-Balance Sheet Arrangements.

Operating Leases Operating lease obligations include several drilling rig commitments that qualify as operating leases. Over the past three years, Anadarko has entered into several agreements to secure the necessary drilling rigs to execute its drilling strategy over several years. A previous review of the Company’s worldwide deepwater drilling inventory, along with the tightening deepwater and onshore rig market, led Anadarko to secure the drilling rigs it needs to execute its strategy. The Company believes these rig-contracting efforts offer compelling economics and facilitate its drilling strategy. The portion of lease payments associated with successful exploratory wells and development wells, net of amounts billed to partners, will be capitalized as a component of oil and gas properties.

The Company also has $1.0 billion in commitments under noncancelable operating lease agreements for production platforms and equipment, buildings, facilities and aircraft.

For additional information see Note 21—Commitments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Midstream and Marketing Activities Anadarko has entered into various transportation, storage and purchase agreements in order to access markets and provide flexibility for the sale of its natural gas and crude oil in certain areas. The above table includes amounts related to these commitments.

Oil and Gas Activities As is common in the oil and gas industry, Anadarko has various long-term contractual commitments pertaining to exploration, development and production activities, which extend beyond the 2008 budget. The Company has work-related commitments for, among other things, drilling wells, obtaining and processing seismic and fulfilling rig commitments. The preceding table includes long-term drilling and work- related commitments of $1,262 million, comprised of $391 million in the United States, $45 million in Algeria and $826 million in other international locations.

The Company also has option and swap contracts in place to manage price risk associated with a portion of its expected future sales of its oil and gas production. Both exchange and over-the-counter traded derivative instruments are subject to margin deposit requirements. Margin deposits are required of the Company whenever its unrealized losses with a counterparty exceed predetermined credit limits. Given the Company’s price risk management position and price volatility, the Company may be required from time to time to advance cash to its counterparties in order to satisfy these margin deposit requirements. During 2007, the Company’s margin deposit requirements have ranged from $21 to $119 million. The Company had margin deposits of $51 million outstanding at December 31, 2007.

Marketing and Trading Contracts The following tables provide information as of December 31, 2007 regarding the Company’s marketing and trading portfolio of physical delivery and financially settled derivative instruments. See Critical Accounting Policies and Estimates for an explanation of how the fair value for derivatives is calculated.

millions	Marketing and Trading
Fair value of contracts outstanding as of December 31, 2006—assets (liabilities)	$59
Contracts realized or otherwise settled during 2007	(52)
Fair value of new contracts when entered into during 2007	2
Other changes in fair value	2

Fair value of contracts outstanding as of December 31, 2007—assets (liabilities)	$11

	Fair Value of Contracts as of December 31, 2007
Assets (Liabilities) millions	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in excess of 5 Years	Total
Marketing and Trading
Prices actively quoted	$12	$(1)	$—	$—	$11

Environmental Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of December 31, 2007, the Company’s balance sheet included a $132 million liability for remediation and reclamation obligations, most of which were incurred by companies that Anadarko has acquired. The Company continually monitors the liability recorded and the remediation and reclamation process, and believes the amount recorded is appropriate. For additional information see Legal Proceedings—Environmental Matters under Item 3 of this Form 10-K.

Other In 2007 the Company made contributions of $16 million to its funded pension plans, $74 million to its unfunded pension plans and $22 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. In 2008, the Company expects to contribute $15 million to its funded pension plans, $11 million to its unfunded pension plans and $22 million to its unfunded other postretirement benefit plans. Future contributions to funded pension plans will be affected by actuarial assumptions, market performance and individual year funding decisions. The Company is unable to accurately predict what contribution levels will be required beyond 2008 for the pension plans; however, they are expected to be at levels similar to those planned to be made in 2008. The Company expects future payments for other postretirement benefit plans to be at levels similar to those made in 2007.

For additional information on contracts, obligations and arrangements the Company enters into from time to time, see Note 9—Debt and Interest Expense, Note 10—Financial Instruments, Note 21—Commitments, Note 12 —Asset Retirement Obligations, Note 22—Pension Plans, Other Postretirement Benefits and Employee Savings Plans and Note 23—Contingencies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Discontinued Operations

In November 2006, Anadarko sold its wholly-owned subsidiary, Anadarko Canada Corporation, for approximately $4 billion before income taxes. Accordingly, the Canadian oil and gas operations have been classified as discontinued operations in the consolidated statements of income and cash flows. The following table summarizes selected data pertaining to discontinued operations.

millions except per share amounts	2007	2006	2005
Revenues and other	$24	$717	$925

Income from discontinued operations	$18	$311	$444
Gain on disposition of discontinued operations	8	2,494	—

Income from discontinued operations before income taxes	26	2,805	444
Income tax expense	15	530	88

Income from discontinued operations, net of taxes	$11	$2,275	$356

Earnings per common share from discontinued operations—diluted	$0.02	$4.91	$0.75
Annual sales volumes (MMBOE)	—	17	20
Cash flow provided by (used in) operating activities	$134	$(178)	$591
Capital expenditures	$—	$537	$417

Income from discontinued operations for 2007 related primarily to marketing activities that were exited during 2007 and the effect of foreign currency translation on the indemnity liability discussed in Note 23—Contingencies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Income from discontinued operations, net of tax, for 2006 increased compared to 2005 primarily due to the gain on the sale of Canadian operations, a decrease in Canadian tax rates and higher oil prices, partially offset by an increase in Canadian taxes associated with the gain on sale and a decrease in recognized sales volumes as a result of the November 2006 sale.

Under the Company’s initial 364-day term loan agreement, the Company was required to use net cash proceeds from significant dispositions to repay debt. Because the Canadian assets were subject to this requirement, approximately $58 million of interest expense related to the portion of debt that was repaid with proceeds from the sale of the Canadian operations is included in results of discontinued operations for 2006.

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

Change in Accounting Principle In the third quarter of 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from the full cost to the successful efforts method. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” For additional information on the impact of the change to the successful efforts method of accounting see Note 1—Summary of Significant Accounting Policies – Properties and Equipment, Note 2—Change in Accounting Principle and Note 8—Properties and Equipment of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Goodwill The Company is required to assess goodwill for impairment annually, or more often as circumstances warrant. The first step of that process is to compare the fair value of the reporting unit to which goodwill has been assigned to the carrying amount of the associated net assets and goodwill. If the estimated fair value is greater than the carrying amount of the reporting unit, then no impairment loss is required. The Company completed its most recent annual goodwill impairment test, with no impairment indicated. Although Anadarko cannot predict when or if goodwill will be impaired in the future, impairment charges may occur if the Company is unable to replace the value of our depleting asset base or if other adverse events (for example, lower sustained oil and gas prices) reduce the fair value of the associated reporting unit.

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

The Company’s estimates of proved reserves are made using available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions as well as changes in the expected recovery rates associated with infill drilling. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits sooner. A material change in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements.

Unproved Leasehold Costs Leasehold acquisition costs are initially capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed periodically for impairment individually, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. For unproved oil and gas properties with individually insignificant lease acquisition costs, such costs are amortized on a group basis (thereby establishing a valuation allowance) over the average lease terms of the leases at rates that provide for full amortization of unsuccessful leases upon expiration. Costs of expired or abandoned leases are charged against the valuation allowance, while costs of productive leases are transferred to proved oil and gas properties. Amortization of individual insignificant leases and impairment of unsuccessful leases, are included in exploration expense. As of December 31, 2007, the Company had approximately $12.6 billion of capitalized unproved leasehold costs, primarily from its August 2006 acquisitions of Kerr-McGee and Western.

Significant undeveloped leasehold costs are assessed for impairment at a lease level or resource play (for example, Greater Natural Buttes area in the Rocky Mountain region), while leasehold acquisition costs associated with prospective areas that have had limited or no previous exploratory drilling are generally assessed for impairment by major prospect area.

A majority of the Company’s unproved leasehold costs are associated with leases or concessions to which proved developed producing reserves are also attributed. Generally, economic recovery of unproved reserves in such areas is not yet supported by actual production or conclusive formation tests, but may be confirmed by the Company’s continuing exploitation program. Ultimate recovery of potentially recoverable reserves in areas with established production generally has greater probability than in areas with limited or no prior drilling activity.

A portion of the Company’s unproved leasehold costs are associated with the Company’s exploration program, in which drilling activities have not yet commenced or are inconclusive, and the disposition of such costs will be determined by the success of the Company’s exploration program.

Another portion of the Company’s unproved leasehold costs are associated with the Land Grant acreage in which the Company owns mineral interests in perpetuity and plans to explore and evaluate the acreage through a 10- to 12-year program.

An estimate as to sensitivity to earnings if assumptions other than those used for impairment of unproved properties is impractical given the broad range and number of assumptions involved and the relatively low level of exploration activities which have occurred during 2007 on assets acquired in the Kerr-McGee and Western acquisitions.

Suspended Exploratory Drilling Costs Under the successful efforts method of accounting, exploratory drilling costs associated with a discovery well are initially capitalized, or suspended, pending determination of whether proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory drilling costs in light of ongoing exploration activities—in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are under way and proceeding as planned. If management determines that future appraisal drilling or development activities are not likely to occur, associated suspended exploratory drilling costs are expensed. Therefore, at any point in time, the Company has capitalized costs on its consolidated balance sheet associated with exploratory wells that may be charged to exploration expense in a future period. At December 31, 2007, suspended exploratory drilling costs were $308 million compared to $312 million at December 31, 2006.

Impairment of Assets A long-lived asset other than unproved oil and gas property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may be greater than its future net cash flows. Impairment loss, if any, is measured as the excess of its carrying amount over the asset’s fair value. Such evaluations involve a significant amount of judgment, since the results are based on expected future events or conditions, such as sales prices for oil, gas or NGLs; estimates of future oil and gas production; development and operating costs and the timing thereof; economic and regulatory climates and other factors. The Company’s estimates of future net cash flows used in the impairment assessments are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect management’s long-term outlook on prices, costs and other factors, and are consistent with assumptions used in the Company’s business plans and investment decisions.

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

Derivative accounting rules require that fair value changes of derivative instruments that do not qualify for hedge accounting be reported in current period earnings, rather than in the period the derivatives are settled and/ or the hedged transaction is settled. This can result in significant earnings volatility. Through the end of 2006, Anadarko applied hedge accounting to some of its commodity derivatives. Derivative accounting rules are complex, subject to interpretation in their application, and interpretative guidance continues to evolve. As a result of this accounting risk, effective January 1, 2007, Anadarko discontinued hedge accounting on all existing commodity and interest rate derivatives. Such a change did not affect Anadarko’s reported financial position or cash flows and did not require adjustments to previously reported financial statements.

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

Discount rate The discount rate assumption used by the Company is meant to reflect the interest rate at which the pension and other postretirement obligations could effectively be settled on the measurement date. The Company currently uses a yield curve analysis, for a majority of the plans, to support the discount rate assumption. This analysis involves the creation of a hypothetical Aa spot yield curve represented by a series of high-quality, non-callable, marketable bonds, then discounts the projected cash flows from each plan at interest rates on the created curve specifically applicable to the timing of each respective cash flow. The present values of the cash flows are then accumulated, and a weighted-average discount rate is calculated by imputing the single discount rate that equates to the total present value of the cash flows. The consolidated discount rate assumption is determined by evaluation of the weighted-average discount rates determined for each of the Company’s significant pension and postretirement plans. The weighted-average discount rate assumption used by the Company as of December 31, 2007 was 6.0% for pension plans and 6.25% for other postretirement plans.

Expected long-term rate of return The expected long-term rate of return on assets assumption was determined using the year-end 2007 pension investment balances by category and projected target asset allocations for 2008. The expected return for each of these categories was determined by using capital market projections, with consideration of actual five-year performance statistics for investments in place. The weighted-average expected long-term rate of return on plan assets assumption used by the Company as of December 31, 2007 was 7.75%.

Rate of compensation increases The Company determines this assumption based on its long-term plans for compensation increases specific to employee groups covered and expected economic conditions. The assumed rate of salary increases includes the effects of merit increases, promotions and general inflation. The weighted- average rate of increase in long-term compensation levels assumption used by the Company as of December 31, 2007 was 5.0%.

Health care cost trend rate The health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. For year-end 2007 measurement purposes, the Company used separate assumptions of cost increase rates for medical, prescription drugs and dental benefits covered by the plans. A 7.0% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2008, decreasing gradually to 5.0% in 2015 and later years. For prescription drug benefits, a rate of increase of 11.0% in the per capita cost was assumed for 2008, decreasing gradually to 5.0% in 2015 and later years. For dental care costs, the Company assumed a flat rate of increase of 5.0%.

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

Income Taxes The amount of income taxes recorded by the Company requires the interpretation of complex rules and regulations of various taxing jurisdictions throughout the world. The Company has recognized deferred tax assets and liabilities for temporary differences, operating losses and tax credit carryforwards. The Company routinely assesses the realizability of its deferred tax assets and reduces such assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company routinely assesses potential uncertain tax positions and, if required, establishes accruals for such amounts. The accruals for deferred tax assets and liabilities are subject to a significant amount of judgment by Company management and are reviewed and adjusted routinely based on changes in facts and circumstances. Although Company management believes its tax accruals are adequate, material changes in these accruals may occur in the future, based on the progress of ongoing tax audits, changes in legislation and resolution of pending tax matters.

Recent Accounting Developments

New Accounting Principles In April 2007, the FASB issued FASB Staff Position (FSP) FASB Interpretation (FIN) No. 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1), which addresses certain modifications to FIN No. 39, “Offsetting of Amounts Related to Certain Contracts.” The FSP provides for offsetting fair value amounts recognized for the right to reclaim cash collateral (a receivable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for Anadarko as of January 1, 2008. As of December 31, 2007, Anadarko had approximately $50 million in current assets for the right to reclaim cash for derivative instruments. Upon adoption in the first quarter of 2008, Anadarko will offset the right to reclaim cash collateral against net derivative positions for which a master netting agreement exists. Because FSP FIN 39-1 requires retrospective application, the Company’s historical balance sheets will be revised accordingly. Anadarko does not expect the impact to be material.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), a replacement of SFAS No. 141, “Business Combinations.” SFAS No. 141 (R) modifies the accounting for business combinations under SFAS No. 141 and will apply to Anadarko prospectively for future business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, SFAS No. 160 requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. Anadarko will be required to adopt accounting provisions of SFAS No. 160 prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. Presentation and disclosure requirements of SFAS No. 160 will also be applied effective January 1, 2009, but with respect to all periods presented. After adopting SFAS No. 160 in 2009, the Company will apply provisions of this standard to noncontrolling interests created or acquired in future periods.

For additional information on recently issued accounting standards not yet adopted, see Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are fluctuations in energy prices and interest rates. These fluctuations can affect revenues and the cost of operating, investing and financing activities. The Company’s risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. For information regarding the Company’s accounting policies and additional information related to the Company’s derivative and financial instruments, see Note 1—Summary of Significant Accounting Policies, Note 9—Debt and Interest Expense and Note 10—Financial Instruments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Energy Price Risk The Company’s most significant market risk is the pricing for natural gas, crude oil and NGLs. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a non-cash write down of the Company’s oil and gas properties could be required under successful efforts accounting rules if future oil and gas commodity prices sustained significant decline. Below is a sensitivity analysis of the Company’s commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes The Company had derivative instruments in place to reduce the price risk associated with future equity production of 582 Bcf of natural gas and 57 MMBbls of crude oil as of December 31, 2007. As of December 31, 2007, the Company had a net unrealized loss of $264 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by approximately $527 million. However, this loss would be substantially offset by an increase in the value of that portion of the Company’s production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes As of December 31, 2007, the Company had a net unrealized gain of $11 million (gains of $41 million and losses of $30 million) on derivative financial instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of $8 million.

For additional information regarding the Company’s marketing and trading portfolio, see Marketing Strategies under Item 7 of this Form 10-K.

Interest Rate Risk As of December 31, 2007, Anadarko had outstanding $5.2 billion of variable-rate debt (including the midstream subsidiary note payable to a related party) and $9.5 billion of fixed-rate debt. A 10% increase in LIBOR interest rates would increase gross interest expense approximately $26 million per year.

In January 2008, Anadarko entered into forward-looking 18-month interest rate swaps effective March 2008 with an aggregate notional value of $1.0 billion whereby the Company will pay a weighted-average fixed interest rate of 2.74% and receive a floating interest rate indexed to the three-month LIBOR rate.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2007 the Company’s internal control over financial reporting is effective based on those criteria.

/S/ JAMES T. HACKETT
James T. Hackett Chairman, President and Chief Executive Officer

/S/ R.A. WALKER
R.A. Walker Senior Vice President, Finance and Chief Financial Officer

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Anadarko Petroleum Corporation:

We have audited Anadarko Petroleum Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Anadarko Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Anadarko Petroleum Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Anadarko Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for oil and gas producing activities and its method of accounting for uncertainty in income taxes in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anadarko Petroleum Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

February 28, 2008

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2007	2006*	2005*
millions except per share amounts
Revenues and Other
Gas sales	$4,119	$4,186	$2,968
Oil and condensate sales	4,807	4,618	2,716
Natural gas liquids sales	719	594	437
Gathering, processing and marketing sales	1,487	718	76
Gains on divestitures, net	4,660	26	108
Other	100	88	3

Total	15,892	10,230	6,308

Costs and Expenses
Oil and gas operating	1,101	822	415
Oil and gas transportation and other	453	341	256
Exploration	905	737	445
Gathering, processing and marketing	1,025	553	56
General and administrative	936	768	477
Depreciation, depletion and amortization	2,840	1,752	901
Other taxes	1,234	549	345
Impairments	51	327	15

Total	8,545	5,849	2,910

Operating Income	7,347	4,381	3,398

Interest Expense and Other (Income) Expense
Interest expense	1,092	650	221
Other (income) expense	(74)	(6)	(76)

Total	1,018	644	145

Income from Continuing Operations Before Income Taxes	6,329	3,737	3,253

Income Tax Expense	2,559	1,263	1,278

Income from Continuing Operations	3,770	2,474	1,975
Income from Discontinued Operations, net of taxes	11	2,275	356

Net Income	$3,781	$4,749	$2,331

Preferred Stock Dividends	3	3	5

Net Income Available to Common Stockholders	$3,778	$4,746	$2,326

Per Common Share
Income from continuing operations — basic	$8.09	$5.37	$4.19
Income from continuing operations — diluted	$8.05	$5.33	$4.15

Income from discontinued operations, net of taxes — basic	$0.02	$4.94	$0.76
Income from discontinued operations, net of taxes — diluted	$0.02	$4.91	$0.75

Net income available to common stockholders — basic	$8.12	$10.31	$4.95
Net income available to common stockholders — diluted	$8.08	$10.24	$4.90

Dividends	$0.36	$0.36	$0.36

Average Number of Common Shares Outstanding — Basic	465	460	470

Average Number of Common Shares Outstanding — Diluted	468	464	475

*	Financial information for 2006 and 2005 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 2.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006*
millions
ASSETS
Current Assets
Cash and cash equivalents	$1,268	$491
Accounts receivable, net of allowance:
Customers	1,465	1,476
Others	1,123	1,815
Other current assets	660	762
Current assets held for sale	—	68

Total	4,516	4,612

Properties and Equipment
Cost (includes unproved properties of $13,106 and $14,411 as of December 31, 2007 and 2006, respectively)	44,205	46,122
Less accumulated depreciation, depletion and amortization	6,754	4,686

Net properties and equipment — based on the successful efforts method of accounting for oil and gas properties	37,451	41,436

Other Assets	1,030	838

Goodwill and Other Intangible Assets	5,166	4,332

Long-term Assets Held for Sale	318	3,746

Total Assets	$48,481	$54,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,778	$3,501
Accrued expenses	1,083	1,739
Current debt	1,396	11,471
Current liabilities associated with assets held for sale	—	47

Total	5,257	16,758

Long-term Debt	11,151	11,520

Midstream Subsidiary Note Payable to a Related Party	2,200	—

Other Long-term Liabilities
Deferred income taxes	10,214	11,870
Other	3,289	2,370
Long-term liabilities associated with assets held for sale	6	43

Total	13,509	14,283

Stockholders’ Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, 0.05 million shares issued as of December 31, 2007 and 2006)	45	46
Common stock, par value $0.10 per share
(1.0 billion shares authorized, 469.1 million and 463.4 million shares issued as of December 31, 2007 and 2006, respectively)	47	47
Paid-in capital	5,511	5,255
Retained earnings	11,089	7,409
Treasury stock (1.1 million and 0.4 million shares as of December 31, 2007 and 2006, respectively)	(55)	(20)
Accumulated other comprehensive income (loss):
Unrealized loss on derivative instruments	(132)	(137)
Foreign currency translation adjustments	(1)	—
Pension and other postretirement plans	(140)	(197)

Total	(273)	(334)

Total	16,364	12,403

Commitments and Contingencies (Note 21 and Note 23)

Total Liabilities and Stockholders’ Equity	$48,481	$54,964

*	Financial information for 2006 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 2.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31
	2007	2006*	2005*
millions
Preferred Stock
Balance at beginning of year	$46	$89	$89
Preferred stock repurchased and retired	(1)	(43)	—

Balance at end of year	45	46	89

Common Stock
Balance at beginning of year	47	27	26
Common stock issued	—	1	1
Two-for-one stock split	—	23	—
Retirement of treasury stock	—	(4)	—

Balance at end of year	47	47	27

Paid-in Capital
Balance at beginning of year	5,255	5,874	5,611
Common stock issued	256	224	263
Two-for-one stock split	—	(23)	—
Retirement of treasury stock	—	(820)	—

Balance at end of year	5,511	5,255	5,874

Retained Earnings
Balance at beginning of year (See Note 2)	7,409	4,552	2,396
Net income	3,781	4,749	2,331
Dividends — preferred	(3)	(3)	(5)
Dividends — common	(170)	(167)	(170)
Retirement of treasury stock	—	(1,722)	—
Adoption of FIN 48	72	—	—

Balance at end of year	11,089	7,409	4,552

Treasury Stock
Balance at beginning of year	(20)	(2,423)	(1,476)
Purchase of treasury stock	(35)	(142)	(947)
Retirement of treasury stock	—	2,545	—

Balance at end of year	(55)	(20)	(2,423)

Accumulated Other Comprehensive Income (Loss), net of taxes
Balance at beginning of year	(334)	530	388
Unrealized gain (loss) on derivative instruments	5	(132)	18
Foreign currency translation adjustments	(1)	(552)	63
Pension and other postretirement liability adjustments	57	7	61
Adoption of SFAS No. 158	—	(187)	—

Balance at end of year	(273)	(334)	530

Total Stockholders’ Equity	$16,364	$12,403	$8,649

*	Financial information for 2006 and 2005 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 2.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2007	2006*	2005*
millions
Net Income Available to Common Stockholders	$3,778	$4,746	$2,326
Add: Preferred stock dividends	3	3	5

Net Income	3,781	4,749	2,331

Other Comprehensive Income (Loss), net of taxes
Unrealized gains (losses) on derivative instruments:
Unrealized losses during the period (1)	—	(135)	(126)
Reclassification adjustment for loss included in net income (2)	5	3	144

Total unrealized gains (losses) on derivative instruments	5	(132)	18

Foreign currency translation adjustments:
Unrealized foreign currency (losses) gains (3)	(1)	67	63
Reclassification of foreign currency translation to gain on the disposition of Canadian operations (4)	—	(619)	—

Total foreign currency translation adjustments	(1)	(552)	63

Pension and other postretirement plans adjustments:
Minimum pension liability adjustments (5)	—	7	61
Net gain incurred during period (6)	42	—	—
Amortization of net loss included in net periodic pension cost (7)	11	—	—
Prior service credit incurred during period (8)	4	—	—

Total pension and other postretirement plans adjustments	57	7	61

Total	61	(677)	142

Comprehensive Income	$3,842	$4,072	$2,473

(1) net of income tax benefit of:	$—	$77	$73
(2) net of income tax expense of:	(3)	(2)	(82)
(3) net of income tax expense of:	—	(10)	(6)
(4) net of income tax benefit of:	—	103	—
(5) net of income tax expense of:	—	(3)	(35)
(6) net of income tax expense of:	(23)	—	—
(7) net of income tax expense of:	(7)	—	—
(8) net of income tax expense of:	(2)	—	—

*	Financial information for 2006 and 2005 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 2.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2007	2006*	2005*
millions
Cash Flow from Operating Activities
Net income	$3,781	$4,749	$2,331
Less income from discontinued operations, net of taxes	11	2,275	356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,840	1,752	901
Deferred income taxes	(1,057)	328	414
Dry hole expense and impairments of unproved properties	632	460	265
Impairments	51	327	15
Gains on divestitures, net	(4,660)	(26)	(108)
Unrealized (gains) losses on derivatives	1,048	(837)	7
Other noncash items	172	68	(24)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	379	(398)	(516)
Increase (decrease) in accounts payable and accrued expenses	(1,498)	647	351
Other items — net	1,089	(124)	(59)

Cash provided by (used in) operating activities — continuing operations	2,766	4,671	3,221
Cash provided by (used in) operating activities — discontinued operations	134	(178)	591

Net cash provided by (used in) operating activities	2,900	4,493	3,812

Cash Flow from Investing Activities
Acquisitions, net of cash acquired	(7)	(21,087)	—
Additions to properties and equipment and dry hole costs	(4,246)	(4,206)	(2,637)
Divestitures of properties and equipment and other assets	8,260	1,086	160
Investment in Trinity Associates LLC	(100)	—	—
Other-net	(63)	—	—

Cash provided by (used in) investing activities — continuing operations	3,844	(24,207)	(2,477)
Cash provided by (used in) investing activities — discontinued operations	(66)	3,652	(442)

Net cash provided by (used in) investing activities	3,778	(20,555)	(2,919)

Cash Flow from Financing Activities
Borrowings, net of issuance costs	(40)	28,603	4
Borrowings from unconsolidated affiliates, net of issuance costs	2,848	—	—
Issuance of midstream subsidiary note payable, net of issuance costs	2,176	—	—
Retirements of debt	(10,475)	(12,482)	(170)
Increase (decrease) in accounts payable, banks	(29)	61	86
Dividends paid	(173)	(170)	(175)
Settlement of derivatives with a financing element	(306)	(122)	—
Purchase of treasury stock	(35)	(142)	(947)
Repurchase and retirement of preferred stock	(1)	(43)	—
Issuance of common stock	114	130	168

Cash provided by (used in) financing activities — continuing operations	(5,921)	15,835	(1,034)
Cash provided by (used in) financing activities — discontinued operations	—	(12)	3

Net cash provided by (used in) financing activities	(5,921)	15,823	(1,031)
Effect of Exchange Rate Changes on Cash — discontinued operations	—	11	3

Net (Decrease) Increase in Cash and Cash Equivalents	757	(228)	(135)
Cash and Cash Equivalents at Beginning of Period	511	739	874

Cash and Cash Equivalents at End of Period	$1,268	$511	$739

*	Financial information for 2006 and 2005 has been revised to reflect retrospective application of the successful efforts method of accounting. See Note 2.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also engages in the hard minerals business through non-operated joint ventures and royalty arrangements. In August 2006, Anadarko completed the acquisitions of Kerr-McGee Corporation (Kerr-McGee) and Western Gas Resources, Inc. (Western). See Note 3. The terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its subsidiaries.

Discontinued Operations and Assets Held for Sale  The Company’s Canadian operations have been classified as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to Anadarko’s continuing operations. Additionally, certain assets met the held for sale criteria as of December 31, 2007 and 2006. See Note 5.

Principles of Consolidation and Use of Estimates  The consolidated financial statements include the accounts of Anadarko and entities in which it holds a controlling financial interest. All significant intercompany transactions have been eliminated. Investments in entities over which Anadarko has significant influence, but not control, are carried at cost, adjusted for Anadarko’s equity in investee earnings or losses and distributions received. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to determination of proved reserves, litigation, environmental liabilities, income taxes, and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates.

Changes in Accounting Principles  In the third quarter of 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company’s investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date. See Note 2.

Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” was issued in 2006 and became effective January 1, 2007 for Anadarko. FIN 48 defines the criteria an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance, among other things, on the measurement of the income tax benefit associated with uncertain tax positions, de-recognition, classification, interest and penalties and financial statement disclosures. See Note 20.

In 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet, measured as the difference between the fair value of plan assets and the benefit obligation, and

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies (Continued)

recognize changes in the funded status of a plan during the reporting period as a component of accumulated other comprehensive income. The recognition and disclosure provisions of SFAS No. 158 were effective for Anadarko as of December 31, 2006 and were adopted as of that date. See Note 22.

In January 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method. See Note 6.

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

Oil and Gas Exploration and Development  Exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. See Note 8. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense. Costs of drilling successful exploratory wells, all development wells, and related production equipment and facilities and asset retirement costs are capitalized and depleted or depreciated using the unit-of-production method as oil and gas is produced.

Leasehold acquisition costs are initially capitalized. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed periodically for impairment individually, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. For unproved oil and gas properties with individually insignificant lease acquisition costs, such costs are amortized on a group basis (thereby establishing a valuation allowance) over the average lease terms of the leases at rates that provide for full amortization of unsuccessful leases upon expiration or abandonment. Costs of expired or abandoned leases are charged against the valuation allowance, while costs of productive leases are transferred to proved oil and gas properties. Costs of maintaining and retaining undeveloped leaseholds, as well as amortization of individually insignificant leases and impairment of unsuccessful leases, are included in exploration expense.

Proved oil and gas properties are reviewed for impairment at the lowest level for which identifiable cash flows are independent of cash flows of other assets when facts and circumstances indicate that their net book values may not be recoverable. In performing this review, future net cash flows are determined based on estimated future oil and gas sales revenues less future expenditures necessary to develop and produce the reserves. If the sum of these undiscounted estimated future net cash flows is less than the net book value of the property, an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value, which is generally based on discounted future net cash flows.

Depreciation, Depletion and Amortization  Costs of drilling and equipping successful exploratory wells, development wells, costs to construct or acquire facilities other than offshore platforms and associated asset retirements costs are depreciated using the unit-of-production method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved leaseholds and costs to construct or acquire offshore platforms and associated asset retirement costs, are depleted using the unit-of-production method based on total estimated proved developed and undeveloped reserves. Mineral properties are depleted using the unit-of-production method. All other properties are stated at

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies (Continued)

historical acquisition cost, net of allowance for impairment, and depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 40 years for buildings, and up to 47 years for gathering facilities.

Capitalized Interest  Interest is capitalized as part of the historical cost of developing and constructing assets. Significant oil and gas investments in unproved properties and significant exploration and development projects, on which DD&A expense is not currently recognized and on which exploration or development activities are in progress, qualify for capitalization of interest. Significant construction projects also qualify for interest capitalization until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once the asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment, along with other capitalized costs related to that asset.

Asset Retirement Obligations  The initial estimated asset retirement obligation is recognized as a liability, with an associated increase in properties and equipment. Accretion expense related to the asset retirement obligation is recognized over the estimated productive life of the related assets, which represents the estimated timing of obligation settlement. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.

Revenues  The Company recognizes sales revenues based on the amount of gas, oil, condensate and NGLs sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. The Company follows the sales method of accounting for natural gas production imbalances. If the Company’s excess sales of production volumes for a well exceed the estimated remaining recoverable reserves of the well, a liability is recognized. No receivables are recorded for those wells on which the Company has taken less than its ownership share of production.

Realized gains and losses on derivative instruments that received cash flow hedge accounting treatment and any associated hedge ineffectiveness, as well as realized and unrealized gains and losses on derivative instruments that did not receive cash flow hedge accounting treatment are included in gas sales, oil and condensate sales and NGLs sales. The Company discontinued hedge accounting effective January 1, 2007, as discussed in Derivative Instruments below.

The Company enters into buy/sell arrangements for a portion of its crude oil production. Under these arrangements, barrels are sold at prevailing market prices at a location, and in an additional transaction entered into in contemplation of the sale transaction with the same third party, barrels are re-purchased at a different location at the market prices prevailing at that location. The barrels are then sold at prevailing market prices at the re-purchase location. These arrangements are often a requirement of private transporters. In these transactions, the re-purchase price is more than the original sales price with the difference representing a transportation fee. Other buy/sell arrangements are entered to move the ultimate sales point of the Company’s production to a more liquid location and thereby avoid potential marketing fees and deductions from the market price in the field. In these transactions, the sales price in the field and the re-purchase price are each at prevailing market prices for the respective location. Anadarko uses these buy/sell arrangements in its marketing and trading activities and, as such, reports these transactions in the income statement on a net basis.

Marketing margins related to the Company’s production are included in gas sales, oil and condensate sales and NGLs sales. Marketing margins related to purchase of third-party commodities are included in gathering, processing and marketing sales.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies (Continued)

Derivative Instruments  Anadarko utilizes derivative instruments in conjunction with its marketing and trading activities and to manage the price risk attributable to the Company’s forecasted sales of oil, natural gas and NGLs production. Anadarko also periodically utilizes derivatives to manage its exposure associated with NGLs processing, interest rates and foreign currency exchange rates. All derivatives that do not satisfy the normal purchases and sales exception criteria are carried on the balance sheet at fair value and are included in other current assets, other assets, accrued expenses or other long-term liabilities, depending on the position and expected timing of settlement. To the extent a legal right of offset with a counterparty exists, the Company reports derivative assets and liabilities net.

The Company’s derivative instruments are either exchange traded or traded through an over-the-counter market. Valuation is determined by reference to available market data. Option valuations are based on the Black-Scholes option pricing model. See Note 10.

Through the end of 2006, Anadarko applied hedge accounting to certain commodity and interest rate derivatives whereby gains and losses on these instruments were recognized in earnings in the same period in which the hedged transactions affected earnings. Effective January 1, 2007, Anadarko discontinued its application of hedge accounting to all commodity and interest rate derivatives. As a result of this change, both realized and unrealized gains and losses on derivative instruments are recognized in gas sales, oil and condensate sales or interest expense as they occur. Net derivative losses attributable to derivatives previously subject to hedge accounting and residing in accumulated other comprehensive income as of December 31, 2007 will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings.

As a result of discontinuing its application of hedge accounting, the Company’s reported earnings are potentially more volatile, since unrealized derivative gains and losses are being recognized in earnings in periods preceding the period in which the hedged transactions affect earnings.

Inventories  Materials and supplies and commodity inventories are stated at the lower of average cost or market.

Goodwill and Other Intangible Assets  Goodwill represents the excess of the purchase price of a business over the estimated fair value of the assets acquired and liabilities assumed. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually, as of January 1, and when impairment indicators arise. The impairment test requires allocating goodwill and all other assets and liabilities to business levels referred to as reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense. No goodwill impairment was indicated in 2007.

Changes in goodwill may result from, among other things, changes in deferred income tax liabilities related to previous acquisitions, impairments, future acquisitions or future divestitures.

Other intangible assets represent contractual rights obtained in connection with acquisitions that have favorable contractual terms relative to market as of the acquisition date. Other intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever impairment indicators are present. See Note 4.

Legal Contingencies  The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of its business. Except for legal contingencies acquired in a business combination which are recorded at fair value, the Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These estimates are adjusted as additional information becomes available or circumstances change. See Note 23.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies (Continued)

Environmental Contingencies  Except for environmental contingencies acquired in a business combination that are recorded at fair value, the Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded at their undiscounted value as assets when their receipt is deemed probable. See Note 23.

Income Taxes  The Company files various United States federal, state and foreign income tax returns. Deferred federal, state and foreign income taxes are provided on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis.

Cash Equivalents  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Payable  Accounts payable includes property expenditure accruals of $504 million and $780 million at December 31, 2007 and 2006, respectively. Also included in accounts payable at December 31, 2007 and 2006 are liabilities of $302 million and $331 million, respectively, representing the amount by which checks issued, but not presented to the Company’s banks for collection, exceeded balances in applicable bank accounts.

Stock-Based Compensation  The Company accounts for stock-based compensation at fair value. The Company grants various types of stock-based awards including stock options, nonvested equity shares (restricted stock awards and units) and performance-based awards. The fair value of stock option awards is determined using the Black-Scholes option pricing model. Restricted stock awards and units are valued using the market price of Anadarko common stock on the grant date. For performance-based awards, the fair value of the market condition portion of the award is measured using a Monte Carlo simulation. The performance condition portion of the performance-based awards is measured at the market price of Anadarko common stock on the grant date. Liability-classified awards are remeasured at estimated fair value at the end of each period based on the specifications of each plan. The Company records compensation cost for stock-based compensation awards over the requisite service period. Compensation cost is recognized net of estimated forfeitures. As each award vests, an adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the vested awards. For equity awards that contain service and market conditions, compensation cost is recorded using the straight-line method. If the requisite service period is satisfied, compensation cost is not adjusted unless the award contains a performance condition. If an award contains a performance condition, expense is recognized only for those shares that ultimately vest using the fair value per share measured at the grant-date. See Note 6.

Earnings Per Share  The Company’s basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units and performance-based stock awards under the treasury stock method, if including such potential shares of common stock is dilutive. See Note 14.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards Not Yet Adopted  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 does not require new fair value measurements. Rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. The Company adopted SFAS No. 157 effective January 1, 2008, applied prospectively, and does not expect it to have any effect on the Company’s financial statements other than expanded disclosures about fair value measurements in future reporting periods.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), a replacement of SFAS No. 141, “Business Combinations.” SFAS No. 141(R) modifies the accounting for business combinations under SFAS No. 141 and will apply to Anadarko prospectively for future business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, SFAS No. 160 requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. Anadarko will be required to adopt accounting provisions of SFAS No. 160 prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. Presentation and disclosure requirements of SFAS No. 160 will also be applied effective January 1, 2009, but with respect to all periods presented. After adopting SFAS No. 160 in 2009, the Company will apply provisions of this standard to noncontrolling interests created or acquired in future periods.

In April 2007, the FASB issued FASB Staff Position (FSP) FASB Interpretation (FIN) No. 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1), which addresses certain modifications to FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”. The FSP provides for offsetting fair value amounts recognized for the right to reclaim cash collateral (a receivable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for Anadarko as of January 1, 2008. As of December 31, 2007, Anadarko had approximately $50 million in current assets for the right to reclaim cash for derivative instruments. Upon adoption in the first quarter of 2008, Anadarko will offset the right to reclaim cash collateral against net derivative positions for which a master netting agreement exists. Because FSP FIN 39-1 requires retrospective application, the Company’s historical balance sheets will be revised accordingly. Anadarko does not expect the impact to be material.

2.	Change in Accounting Principle

During 2007, the Company changed its method of accounting for oil and gas exploration and development activities from the full cost to the successful efforts method. Accordingly, financial information for prior periods has been revised to reflect retrospective application of the successful efforts method. In general, under successful efforts, exploration expenditures such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. DD&A expense, impairments and other adjustments and income tax expense have been revised to reflect these differences. In addition, gains or losses, if applicable, are generally recognized on the dispositions of oil and gas property and equipment.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

2.	Change in Accounting Principle (Continued)

The following presents the effects of the change to the successful efforts method.

	Changes to the Consolidated Statements of Income
millions except per share amounts	Under Full Cost	Change	As Reported Under Successful Efforts
Year Ended December 31, 2007:
Oil and condensate sales	$4,841	$(34)	$4,807
Gains on divestitures, net	670	3,990	4,660
Exploration expense	—	905	905
General and administrative expense	810	126	936
Depreciation, depletion and amortization expense	3,112	(272)	2,840
Impairment expense	88	(37)	51
Interest expense	1,015	77	1,092
Income tax expense	1,423	1,136	2,559
Income from continuing operations	1,749	2,021	3,770
Net income available to common stockholders	$1,757	$2,021	$3,778

Per Common Share
Income from continuing operations — basic	$3.75	$4.34	$8.09
Income from continuing operations — diluted	$3.73	$4.32	$8.05
Income from discontinued operations, net of taxes — basic	$0.02	$—	$0.02
Income from discontinued operations, net of taxes — diluted	$0.02	$—	$0.02
Net income available to common stockholders — basic	$3.77	$4.35	$8.12
Net income available to common stockholders — diluted	$3.75	$4.33	$8.08

Year Ended December 31, 2006:
Oil and condensate sales	$4,601	$17	$4,618
Gains on divestitures, net	—	26	26
Exploration expense	—	737	737
General and administrative expense	668	100	768
Depreciation, depletion and amortization expense	1,976	(224)	1,752
Impairment expense	388	(61)	327
Interest expense	655	(5)	650
Income tax expense	1,442	(179)	1,263
Income from continuing operations	2,796	(322)	2,474
Income from discontinued operations, net of taxes	2,058	217	2,275
Net income available to common stockholders	$4,851	$(105)	$4,746

Per Common Share
Income from continuing operations — basic	$6.06	$(0.69)	$5.37
Income from continuing operations — diluted	$6.02	$(0.69)	$5.33
Income from discontinued operations, net of taxes — basic	$4.47	$0.47	$4.94
Income from discontinued operations, net of taxes — diluted	$4.44	$0.47	$4.91
Net income available to common stockholders — basic	$10.54	$(0.23)	$10.31
Net income available to common stockholders — diluted	$10.46	$(0.22)	$10.24

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

2.	Change in Accounting Principle (Continued)

	Changes to the Consolidated Statements of Income
millions except per share amounts	Under Full Cost	Change	As Reported Under Successful Efforts
Year Ended December 31, 2005
Oil and condensate sales	$2,703	$13	$2,716
Gains on divestitures, net	—	108	108
Exploration expense	—	445	445
General and administrative expense	393	84	477
Depreciation, depletion and amortization expense	1,111	(210)	901
Impairment expense	78	(63)	15
Interest expense	206	15	221
Income tax expense	1,332	(54)	1,278
Income from continuing operations	2,073	(98)	1,975
Income from discontinued operations, net of taxes	398	(42)	356
Net income available to common stockholders	$2,466	$(140)	$2,326

Per Common Share
Income from continuing operations — basic	$4.40	$(0.21)	$4.19
Income from continuing operations — diluted	$4.36	$(0.21)	$4.15
Income from discontinued operations, net of taxes — basic	$0.85	$(0.09)	$0.76
Income from discontinued operations, net of taxes — diluted	$0.84	$(0.09)	$0.75
Net income available to common stockholders — basic	$5.24	$(0.29)	$4.95
Net income available to common stockholders — diluted	$5.19	$(0.29)	$4.90

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

2.	Change in Accounting Principle (Continued)

	Changes to the Consolidated Balance Sheets
millions	Under Full Cost	Change	As Reported Under Successful Efforts
December 31, 2007:
Other current assets	$664	$(4)	$660
Properties and equipment - cost	50,735	(6,530)	44,205
Less accumulated depreciation, depletion and amortization	12,569	(5,815)	6,754

Net properties and equipment	38,166	(715)	37,451
Other assets	1,091	(61)	1,030
Goodwill and other intangible assets	5,433	(267)	5,166
Long-term assets held for sale	—	318	318
Deferred income taxes	10,454	(240)	10,214
Other long-term liabilities	3,295	(6)	3,289
Long-term liabilities associated with assets held for sale	—	6	6
Retained earnings (1)	11,578	(489)	11,089

December 31, 2006:
Other current assets	$764	$(2)	$762
Properties and equipment - cost	57,965	(11,843)	46,122
Less accumulated depreciation, depletion and amortization	9,226	(4,540)	4,686

Net properties and equipment	48,739	(7,303)	41,436
Other assets	865	(27)	838
Goodwill and other intangible assets	4,616	(284)	4,332
Long-term assets held for sale	10	3,736	3,746
Deferred income taxes	13,240	(1,370)	11,870
Other long-term liabilities	2,413	(43)	2,370
Long-term liabilities associated with assets held for sale	—	43	43
Retained earnings (1)	9,919	(2,510)	7,409

(1)	The cumulative effect of the change to the successful efforts method on retained earnings as of January 1, 2005 was a decrease of $2,265 million.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

2.	Change in Accounting Principle (Continued)

	Changes to the Consolidated Statements of Cash Flows
millions	Under Full Cost	Change	As Reported Under Successful Efforts
Year Ended December 31, 2007:
Net income	$1,760	$2,021	$3,781
Depreciation, depletion and amortization	3,112	(272)	2,840
Deferred income taxes	(2,227)	1,170	(1,057)
Dry hole expense and impairments of unproved properties	—	632	632
Impairments	88	(37)	51
Gains on divestitures, net	(670)	(3,990)	(4,660)
Other noncash items	149	23	172
Other items - net	1,112	(23)	1,089
Cash provided by (used in) operating activities - continuing operations	3,242	(476)	2,766
Additions to properties and equipment and dry hole costs	(4,722)	476	(4,246)

Year Ended December 31, 2006:
Net income	$4,854	$(105)	$4,749
Less income from discontinued operations, net of taxes	2,058	217	2,275
Depreciation, depletion and amortization	1,976	(224)	1,752
Deferred income taxes	523	(195)	328
Dry hole expense and impairments of unproved properties	—	460	460
Impairments	388	(61)	327
Gains on divestitures, net	—	(26)	(26)
Other noncash items	52	16	68
Other items - net	(113)	(11)	(124)
Cash provided by (used in) operating activities - continuing operations	5,034	(363)	4,671
Cash provided by (used in) operating activities - discontinued operations	(139)	(39)	(178)
Additions to properties and equipment and dry hole costs	(4,569)	363	(4,206)
Cash provided by (used in) investing activities - discontinued operations	3,613	39	3,652

Year Ended December 31, 2005:
Net income	$2,471	$(140)	$2,331
Less income from discontinued operations, net of taxes	398	(42)	356
Depreciation, depletion and amortization	1,111	(210)	901
Deferred income taxes	480	(66)	414
Dry hole expense and impairments of unproved properties	—	265	265
Impairments	78	(63)	15
Gains on divestitures, net	—	(108)	(108)
Other noncash items	(33)	9	(24)
Other items - net	(49)	(10)	(59)
Cash provided by (used in) operating activities - continuing operations	3,502	(281)	3,221
Cash provided by (used in) operating activities - discontinued operations	644	(53)	591
Additions to properties and equipment and dry hole costs	(2,918)	281	(2,637)
Cash provided by (used in) investing activities - discontinued operations	(495)	53	(442)

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

3.	Acquisitions

On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee, an independent exploration and production company, in an all-cash transaction totaling $16.5 billion, plus the assumption of debt of approximately $2.6 billion. On August 23, 2006, Anadarko completed the acquisition of Western, also an independent exploration and production company, in an all-cash transaction totaling $4.8 billion, plus the assumption of debt of $625 million. These transactions were initially financed with a $22.5 billion 364-day committed acquisition facility. See Note 9.

Management believes that one of the most attractive aspects of Kerr-McGee and Western is the overlap of their assets with Anadarko’s then-existing portfolio, resulting in the Company holding increased positions in two important North American oil and gas basins, the Rockies and the deepwater Gulf of Mexico. These two geographic areas tie directly to Anadarko’s strategy to identify and develop unconventional resources and explore in these proven basins. Other important contributing factors of the acquisitions were the ability to secure intellectual talent to help exploit these areas as well as others, and expansion of the Company’s gas gathering, processing and treating operations.

The acquisitions were accounted for under the purchase method of accounting. Under this method of accounting, the Company’s historical operating results for periods prior to the acquisitions remain unchanged. As of the date of the acquisitions, the assets and liabilities of Anadarko continue to be recorded based upon their historical costs, while the assets and liabilities of Kerr-McGee and Western were recognized at their estimated fair values.

Following is the allocation of the purchase price to the assets acquired and liabilities assumed in the Kerr-McGee and Western acquisitions as of their respective acquisition dates.

millions	Kerr-McGee	Western	Total
Allocation of Purchase Price
Current assets	$2,195	$522	$2,717
Property and equipment	22,768	6,896	29,664
Other assets	1,284	124	1,408
Intangible assets	254	137	391
Goodwill	3,835	485	4,320
Current debt	(309)	(625)	(934)
Other current liabilities	(2,704)	(455)	(3,159)
Long-term debt	(2,280)	—	(2,280)
Deferred income taxes	(6,950)	(2,203)	(9,153)
Other long-term liabilities	(1,577)	(101)	(1,678)

	$16,516	$4,780	$21,296

The purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the Kerr-McGee and Western transactions. The assessment of the fair values of oil and gas properties and certain plant and gathering facilities acquired were based on projections of expected future net cash flows, discounted to present value. Other assets and liabilities were recorded at their historical book values, which the Company believes to represent the best estimate of fair value at the acquisition date. The liabilities assumed include certain amounts associated with contingencies, such as legal, environmental and guarantees, for which the fair values were estimated by management. Assumed long-term debt was recorded at fair value based on the market prices of Kerr-McGee’s publicly traded debt as of August 10, 2006. The amount allocated to goodwill is associated with the oil and gas exploration and production segment and the midstream segment.

Allocations of the purchase price to Kerr-McGee’s and Western’s property and equipment include approximately $12.4 billion for the estimated fair value associated with unproved oil and gas properties.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

3.	Acquisitions (Continued)

Kerr-McGee’s other assets include approximately $1 billion of assets Kerr-McGee previously held for sale. The sale of these assets closed in August 2006 and the proceeds were used to reduce debt incurred to fund the acquisitions. No gain or loss was recognized from the sale of these assets.

The following table presents summarized pro forma information for Anadarko as if the acquisitions occurred on January 1, 2006 and 2005.

millions except per share amounts	2006	2005
Revenues and other	$13,712	$12,177
Income from continuing operations	$2,490	$2,214
Earnings per share from continuing operations — basic	$5.41	$4.71
Earnings per share from continuing operations — diluted	$5.37	$4.66

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

The pro forma information for 2006 and 2005 is a result of combining the income statement of Anadarko with the pre-acquisition results from January 1, 2006 and 2005 of Kerr-McGee and Western adjusted for 1) recording pro forma interest expense on debt incurred to acquire Kerr-McGee and Western; 2) DD&A expense of Kerr-McGee and Western calculated based on the adjusted basis of the properties acquired using the purchase method of accounting; and 3) the related income tax effects of these adjustments based on the applicable statutory tax rates. The pro forma information for 2006 and 2005 has been revised to reflect retrospective application of the successful efforts method of accounting.

4.	Goodwill and Other Intangible Assets

During 2006, the Company recorded goodwill of $3.3 billion associated with the acquisitions of Kerr-McGee and Western. Changes in the carrying amount of goodwill during 2007 included a $1.0 billion increase attributable to Anadarko revising preliminary estimates of the purchase price allocation for the Kerr-McGee and Western acquisitions, largely with respect to finalizing fair value estimates of oil, gas and midstream properties, deferred taxes and legal and environmental contingencies. Additionally, for certain divestiture transactions completed during 2007, goodwill of $329 million was included in the carrying amount of net assets divested, thus reducing the realized gain on divestitures. None of Anadarko’s goodwill is deductible for tax purposes.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

4.	Goodwill and Other Intangible Assets (Continued)

Changes in the carrying amount of goodwill by segment for 2007 and 2006 are as follows:

	2007			2006
millions	Oil and Gas Exploration & Production	Midstream	Total	Oil and Gas Exploration & Production
Balance at beginning of year	$4,048	$—	$4,048	$1,089
Goodwill associated with 2006 acquisitions	901	170	1,071	3,292
Goodwill associated with divestitures, including
changes is estimates	17	(62)	(45)	(284)
Goodwill adjustment related to FIN 48 adoption	(139)	—	(139)	—
Other changes, net	20	—	20	(49)

Balance at end of year	$4,847	$108	$4,955	$4,048

Intangible assets subject to amortization at December 31, 2007 and 2006 are as follows:

millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2007
Transportation contracts	$171	$(38)	$133
Drilling contracts	155	(118)	37
Offshore platform leases	60	(19)	41

	$386	$(175)	$211

Balance at December 31, 2006
Transportation contracts	$171	$(10)	$161
Drilling contracts	160	(37)	123

	$331	$(47)	$284

Amortization of drilling contract intangibles are initially capitalized to oil and gas properties as exploratory or development drilling costs. In 2007 and 2006, $81 million and $37 million, respectively, of drilling contract intangible value was amortized to oil and gas properties. The estimated amortization associated with the drilling contracts for 2008 and 2009 is $36 million and $1 million, respectively. Amortization of transportation contract and offshore platform lease intangibles reduces earnings. Amortization expense for the transportation contract and offshore platform lease intangibles was $47 million and $10 million for 2007 and 2006, respectively. The aggregate estimated amortization expense for the next five years is $34 million, $34 million, $29 million, $24 million and $23 million, respectively. The remaining weighted-average amortization period for the offshore platform leases, transportation contracts and drilling contracts is 12 years, 5 years and 1 year, respectively. Transportation contracts are associated with the Company’s marketing segment. Drilling contracts and offshore platform leases are associated with the Company’s oil and gas exploration and production segment.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

5.	Discontinued Operations, Assets Held for Sale and Other Divestitures

Discontinued Operations  In November 2006, Anadarko sold its wholly-owned subsidiary, Anadarko Canada Corporation, for approximately $4.3 billion before taxes. Accordingly, the results of Anadarko’s Canadian operations have been classified as discontinued operations in the consolidated statements of income and cash flows. The disposition is part of a portfolio refocusing effort stemming from the acquisitions of Kerr-McGee and Western. Net proceeds from the Canadian divestiture were used to retire debt. Under the Company’s 364-day term loan agreement, the Company was required to use net cash proceeds from any significant dispositions of assets to repay debt. Because the Canadian assets were subject to this requirement, approximately $58 million of interest expense related to the portion of debt that was repaid upon the sale of the Canadian operations is included in results of discontinued operations for the year ended December 31, 2006. Results of discontinued operations during 2007 relate primarily to marketing contracts that have been exited during 2007 and the effect of foreign currency translation on the indemnity liability discussed in Note 23.

In December 2006, the Company also exchanged its remaining oil and gas properties in Canada for interests in oil and gas properties in the United States. The associated $70 million pretax gain is included in gain on disposition of discontinued operations.

The following table summarizes the amounts included in income from discontinued operations for all periods presented.

millions	2007	2006	2005
Revenues and other	$24	$717	$925

Income from discontinued operations	$18	$311	$444
Gain on disposition of discontinued operations	8	2,494	—

Income from discontinued operations before income taxes	26	2,805	444
Income tax expense	15	530	88

Income from discontinued operations, net of taxes	$11	$2,275	$356

Total income taxes differed from the amount computed by applying the U.S. statutory income tax rate to income from discontinued operations. The sources of these differences are as follows:

millions	2007	2006	2005
Income from discontinued operations	$26	$2,805	$444

Statutory tax rate	35%	35%	35%
Tax computed at statutory rate	$9	$982	$155
Adjustment resulting from:
Foreign taxes in excess of federal statutory tax rate	(2)	48	(16)
Cross border financing	—	(45)	(51)
Effect of change in Canadian income tax rate	—	(79)	—
Tax on sale of discontinued operations differing from statutory rate	8	(376)	—

Total income tax expense related to discontinued operations	$15	$530	$88
Effective tax rate	58%	19%	20%

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

5.	Discontinued Operations, Assets Held for Sale and Other Divestitures (Continued)

Assets Held for Sale  At December 31, 2007, assets and liabilities associated with certain properties in northern Louisiana and the Rocky Mountain region were classified as held for sale. At December 31, 2006, long-term assets held for sale includes $3.45 billion and $0.3 billion related to net properties and equipment and allocated goodwill, respectively, associated with divestitures which closed during 2007. The following presents the main classes of assets and liabilities held for sale as of December 31, 2007 and 2006.

millions	2007	2006
ASSETS
Cash	$—	$20
Accounts receivable	—	27
Other current assets	—	21

Total Current Assets Held for Sale	—	68

Net properties and equipment	318	3,452
Other assets	—	10
Goodwill	—	284

Total Long-term Assets Held for Sale	$318	$3,746

LIABILITIES
Accounts payable	$—	$32
Accrued expenses	—	15

Total Current Liabilities associated with Assets Held for Sale	—	47

Other liabilities	6	43

Total Long-term Liabilities associated with Assets Held for Sale	$6	$43

Other Divestitures  During 2007, the Company closed several unrelated property divestiture transactions associated with the portfolio refocusing effort, realizing proceeds of approximately $8.2 billion before income taxes. Anadarko received $2.9 billion in connection with its contributions of certain assets to newly-created entities in exchange for noncontrolling interests in those entities, which were accounted for as divestitures. See Note 11.

During 2006, the Company closed the sale of certain properties previously held for sale by Kerr-McGee for approximately $1 billion before tax. During 2007, 2006 and 2005, net gains on divestitures were $4.7 billion, $26 million and $108 million, respectively. The 2007 gains include $4.1 billion related to the divestiture of certain oil and gas properties and $0.6 billion related to the divestiture of certain gathering and processing facilities. The 2006 gains primarily relate to the divestiture of certain international oil and gas properties. The 2005 gains were primarily associated with the divestiture of certain oil and gas properties located onshore in the United States.

6.	Stock-Based Compensation

Effective January 2006, the Company adopted SFAS No. 123(R), which, among other things, requires the Company to estimate forfeitures in calculating the expense related to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The related cumulative adjustment as of January 1, 2006 of $2 million before income taxes was recorded as a reduction to general and administrative expense in 2006 and was not presented separately in the income statement due to immateriality. Prior to the adoption of SFAS No. 123(R), the Company followed the fair value method of accounting for share-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.” Results for prior

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

6.	Stock-Based Compensation (Continued)

periods have not been revised. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s income before income taxes, net income or basic and diluted earnings per share for 2006. The effect on net income and earnings per share for 2005, had the Company applied the fair value recognition provisions of SFAS No. 123(R) to all options, was not material.

Prior to the adoption of SFAS No. 123(R), the Company reported amounts attributable to the benefits of tax deductions in excess of recognized compensation in the financial statements (excess tax benefits) in the statement of cash flows as operating activities in other items, net. SFAS No. 123(R) requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For 2007 and 2006, $23 million and $36 million, respectively, in excess tax benefits were included in cash flow from financing activities. For 2005, $35 million in excess tax benefits, which would have been presented in cash flow from financing activities under SFAS No. 123(R), was included in cash flow from operating activities. Cash received from stock option exercises for 2007, 2006 and 2005 was $89 million, $91 million and $168 million, respectively.

Activities and balances presented in this Note 6 include amounts associated with discontinued operations. All share and per share information presented has been revised to give retroactive effect to the May 2006 two-for-one stock split that was affected in the form of a stock dividend. See Note 14.

The Company generally issues new shares to satisfy employee share-based payment plans. At December 31, 2007, 8 million shares of the 47 million shares of Anadarko common stock originally authorized for awards under the active share-based compensation plans remain available for future issuance. The number of shares available is reduced by awards granted. A summary of stock-based compensation cost is presented below:

millions	2007	2006	2005
Compensation cost:
Restricted stock	$115	$53	$29
Value Creation Plan and other	55	26	28

Total compensation cost, pretax	170	79	57

Income tax benefit	62	26	21

Equity Classified Awards

Stock Options  Certain employees may be granted options to purchase shares of Anadarko common stock under the 1999 Stock Incentive Plan. Stock options are granted with an exercise price equal to, or greater than, the fair market value of Anadarko common stock on the date of grant and have a maximum term of seven years from the date of grant. Stock options vest over service periods ranging from three to four years.

Nonemployee directors may be granted nonqualified stock options under the 1998 Director Stock Plan. Stock options are granted with an exercise price equal to the fair market value of Anadarko common stock on the date of grant and have a maximum term of ten years from the date of grant. Stock options vest over a one year service period from the date of grant.

The fair value of stock option awards is determined using the Black-Scholes option pricing model. For 2007, 2006 and 2005, the expected life of the option was estimated based upon historical exercise behavior. For 2007 and 2006, the expected forfeiture rate was estimated based upon historical forfeiture experience. For 2007 and 2006, the volatility assumption was based upon historical and implied volatilities over a term commensurate with the expected life of the option. For 2005, the volatility assumption was based upon historical price volatility over a term commensurate with the expected life of the option. For 2007, 2006 and 2005, the risk-free interest rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the option. For 2007 and 2006, the dividend yield was based upon a 12-month average dividend yield. For 2005, the dividend yield

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

6.	Stock-Based Compensation (Continued)

was based on a historical dividend yield. The Company used the following weighted-average assumptions to estimate the fair value of stock options granted during 2007, 2006 and 2005.

	2007	2006	2005
Expected option life — years	5.0	5.0	5.4
Volatility	28.9%	29.8%	29.6%
Risk-free interest rate	4.4%	4.4%	4.5%
Dividend yield	0.8%	0.8%	0.7%

A summary of stock option activity for the year ended December 31, 2007 is presented below:

	Shares (millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2007	6.65	$31.78
Granted	1.48	$54.65
Exercised	(3.34)	$26.61
Forfeited or expired	(0.06)	$46.57

Outstanding at December 31, 2007	4.73	$42.42	5.3	$110

Vested or expected to vest at December 31, 2007	4.64	$42.28	5.2	$109

Exercisable at December 31, 2007	2.31	$33.09	4.3	$75

The weighted-average grant-date fair value of stock options granted during 2007, 2006 and 2005 was $16.51, $15.44 and $14.43, respectively, using the Black-Scholes option pricing model. The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $79 million, $107 million and $136 million, respectively, based on the difference between the market price at the exercise date and the option price. As of December 31, 2007, there was $32 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock  Certain employees may be granted restricted stock in the form of restricted stock awards or restricted stock units under the 1999 Stock Incentive Plan. Nonemployee directors may be granted restricted stock awards under the 1998 Director Stock Plan. Restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock awards generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares. A restricted stock unit is equivalent to a restricted stock share with the exception that unit holders receive cash dividend equivalents during the restriction period and do not have the right to vote the units. Restricted stock vests over service periods ranging from the date of grant up to four years. Restricted stock is not considered issued and outstanding until it vests.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

6.	Stock-Based Compensation (Continued)

A summary of restricted stock activity for the year ended December 31, 2007 is presented below:

	Shares (millions)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	4.85	$46.51
Granted	2.46	$52.53
Vested	(2.30)	$45.24
Forfeited	(0.31)	$48.38

Nonvested at December 31, 2007	4.70	$50.17

The weighted-average grant-date fair value of restricted stock granted during 2006 and 2005 was $48.88 and $42.38, respectively. The total fair value of restricted shares vested during 2007, 2006 and 2005 was $119 million, $84 million and $32 million, respectively, based on the market price at the vesting date. As of December 31, 2007, there was $197 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.

Performance-Based Share Awards  Key officers of the Company were provided Performance Unit Agreements with three-year terms ending in 2007, 2008 and 2009 under the 1999 Stock Incentive Plan. These three agreements provided for the issuance of up to a maximum of 200,400 shares of Anadarko common stock after a three-year performance period that ended in 2007, a maximum of 506,000 shares of Anadarko common stock after a three-year performance period ending in 2008 and a maximum of 358,200 shares of Anadarko common stock after a three-year performance period ending in 2009. The number of shares to be issued was to be determined based on a market objective and a performance objective. Under these agreements, the shares were equally weighted between the two objectives. The number of performance units to be issued with respect to the first objective was to be determined by comparing the Company’s total shareholder return to the total shareholder return of a predetermined group of peer companies over the performance period. The number of performance units to be issued with respect to the second objective was to be determined based on the Company’s return on capital over the performance period. The fair value per share for the performance conditions is $31.54, $47.14 and $49.86 for the agreements related to the three-year periods ending 2007, 2008 and 2009, respectively. No shares were awarded to current key employees for the performance period that ended in 2007. During 2007 and 2006, 24,700 shares and 73,200 shares, respectively, were issued under these agreements with a fair value of $1 million and $3 million, respectively, to certain key employees upon termination of employment.

In November 2007, the Company cancelled, without value and subject to approval by the key officers, the two outstanding Performance Unit Agreements that had performance periods ending in 2008 and 2009. All key officers agreed to the cancellation of these agreements which provided for the issuance of up to 712,000 shares based on performance.

In November 2007, two new Performance Unit Agreements were awarded which are based solely on comparing the Company’s total shareholder return to the total shareholder return of a predetermined group of peer companies over performance periods ranging from one to three years. Under the transitional award with a performance period beginning in 2008, key officers now have award agreements that provide for the issuance of up to a maximum of 184,512 shares of Anadarko common stock after a one-year performance period ending in 2008, and a maximum of 184,512 shares of Anadarko common stock after a two-year performance period ending in 2009. This transitional award resulted in incremental compensation cost of $7 million attributable to the modification of the awards which will be recognized along with the cost of the original award over the life of the new award. Under the second new award with a performance period beginning in 2008, key officers have award

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

6.	Stock-Based Compensation (Continued)

agreements that provide for the issuance of up to a maximum of 282,700 shares of Anadarko common stock after a two-year performance period ending in 2009 and a maximum of 282,700 shares of Anadarko common stock after a three-year performance period ending in 2010.

Anadarko and a key officer of the Company have entered into a Performance Unit Agreement under the 1999 Stock Incentive Plan. The agreement provides for issuance of up to 160,000 shares of Anadarko common stock after a two-year performance period that ended in 2005 and a four-year performance period that ended in 2007. The number of shares to be issued is determined by comparing the Company’s total shareholder return to the total shareholder return of a predetermined group of peer companies. During 2008, no shares were issued for the performance period that ended in 2007. During 2006, 28,800 shares were issued for the performance period that ended in 2005 with a fair value of $2 million.

As of December 31, 2007, there was $30 million of total estimated unrecognized compensation cost related to performance-based share awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Liability Classified Awards

Value Creation Plan  The Company offers a cash incentive program that provides employees the opportunity to earn cash bonus awards based on the Company’s total shareholder return for the year compared to the total shareholder return of a predetermined group of peer companies. As of December 31, 2007, the liability was $32 million for the 2007 performance period, and the cash bonus award was paid in early 2008.

7.	Inventories

The major classes of inventories, which are included in other current assets, are as follows:

	2007	2006
millions
Materials and supplies	$202	$158
Natural gas	42	42
Crude oil and NGLs	114	51

Total	$358	$251

8.	Properties and Equipment

A summary of the cost of properties and equipment by function follows:

	2007	2006
millions
Oil and gas	$39,219	$39,720
Gathering, processing and marketing	2,987	4,486
Minerals	1,198	1,201
Other	801	715

Total	$44,205	$46,122

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

8.	Properties and Equipment (Continued)

During 2007, 2006 and 2005, the Company recorded provisions for impairments of $51 million, $327 million and $15 million, respectively. Impairments in 2006 include a $166 million loss associated with the contract and structural changes in Venezuela and a $139 million impairment related to the decision to suspend construction of the Company’s LNG facility in Nova Scotia.

Suspended Exploratory Drilling Costs  If an exploratory well has found sufficient quantities of hydrocarbons to justify its potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending determination of whether proved reserves can be attributed to the area as a result of drilling. Such determination may take longer than one year in certain areas (generally, deepwater exploration and international locations) depending upon, among other things, 1) the amount of hydrocarbons discovered, 2) the outcome of planned geological and engineering studies, 3) the need for additional appraisal drilling to determine whether the discovery is sufficient to support an economic development plan and 4) the requirement for government sanctioning in certain international locations before proceeding with development activities.

At the end of each quarter, management reviews the status of all suspended exploratory drilling costs in light of ongoing exploration activities — in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are under way and proceeding as planned. If management determines that future appraisal drilling or development activities are not likely to occur, any associated suspended exploratory drilling costs are expensed in that period.

The following table presents the amount of suspended exploratory drilling costs relating to continuing operations at December 31 for each of the last three years, and changes in those amounts during the years then ended. The table excludes amounts capitalized and either reclassified to proved oil and gas properties or charged to expense in the same year.

millions	2007	2006	2005
Balance at January 1	$312	$112	$51
Additions pending the determination of proved reserves	252	352	105
Reclassifications to proved properties	(87)	(57)	(15)
Charges to exploration expense	(169)	(95)	(29)

Balance at December 31	$308	$312	$112

The following table presents the total amount of suspended exploratory drilling costs as of December 31, 2007 by geographic area, including the year the costs were originally incurred.

		Year Costs Incurred
millions	Total	2007	2006	2005
United States — Offshore	$162	$74	$88	$—
United States — Onshore	71	40	26	5
International	75	73	2	—

	$308	$187	$116	$5

The well costs that have been suspended for longer than one year are associated with 16 projects. The majority of such costs associated with projects in the United States are suspended under economic evaluation for possible development. The international projects with costs suspended for longer than one year are primarily suspended pending the results of additional appraisal drilling. Management believes these projects have found sufficient quantities of hydrocarbons to justify their potential development and is actively pursing efforts to assess whether reserves can be attributed to the respective areas.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

9.	Debt and Interest Expense

	December 31,
	2007		2006
millions	Principal	Carrying Value	Principal	Carrying Value
Acquisition Facility	$1,000	$1,000	$11,000	$11,000
Commercial Paper, current	—	—	182	182
5.375% Notes due 2007	—	—	143	143
6.625% Notes due 2007	—	—	150	146
3.25% Notes due 2008	350	350	—	—
6.75% Notes due 2008	47	46	—	—

Current Debt	1,397	1,396	11,475	11,471
3.25% Notes due 2008	—	—	350	350
6.75% Notes due 2008	—	—	47	46
7.30% Notes due 2009	52	52	52	52
Floating Rate Notes due 2009	2,000	2,000	2,000	2,000
6.75% Notes due 2011	950	927	950	922
6.875% Notes due 2011	675	702	675	708
6.125% Notes due 2012	170	169	170	168
5.00% Notes due 2012	82	82	82	81
5.95% Notes due 2016	1,750	1,743	1,750	1,743
7.05% Debentures due 2018	114	107	114	106
6.95% Notes due 2024	650	675	650	676
7.50% Debenture due 2026	112	106	112	106
7.00% Debentures due 2027	54	54	54	54
7.125% Debentures due 2027	150	157	150	158
6.625% Debentures due 2028	17	17	17	17
7.15% Debentures due 2028	235	214	235	213
7.20% Debentures due 2029	135	135	135	135
7.95% Debentures due 2029	117	116	117	117
7.50% Notes due 2031	900	855	900	855
7.875% Notes due 2031	500	583	500	584
Zero Coupon Notes due 2036	2,360	533	2,360	505
6.45% Notes due 2036	1,750	1,742	1,750	1,742
7.73% Debentures due 2096	61	61	61	61
7.50% Debentures due 2096	78	72	78	72
7.25% Debentures due 2096	49	49	49	49

Long-term Debt	12,961	11,151	13,358	11,520
Midstream Subsidiary Note Payable to a Related Party due 2012	2,200	2,200	—	—

Total Debt	$16,558	$14,747	$24,833	$22,991

Except for Anadarko’s Midstream Subsidiary Note Payable to a Related Party (see following discussion), none of the Company’s notes, debentures or credit agreements contain credit rating triggers that may result in accelerating debt maturity. All of the Company’s debt is senior unsecured debt; therefore, all debt has equal priority with respect to the payment of principal and interest.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

9.	Debt and Interest Expense (Continued)

The net unamortized debt discount, represented in the table above, of $1.8 billion as of December 31, 2007 and 2006 is being amortized to interest expense over the terms of the related debt.

See Note 11 for Anadarko’s notes payable to certain investees that do not affect the reported debt balance.

Current and Long-term Debt — non-affiliates  The Company has commercial paper programs that allow Anadarko to borrow funds, at rates as offered, by issuing notes to investors for terms of up to one year. The average interest rate in effect for commercial paper issued as of December 31, 2006 was 5.45%.

During 2007, the Company retired for cash an aggregate principal amount of $10.5 billion of debt that was outstanding as of December 31, 2006.

Current debt includes a variable-rate 354-day facility (amended acquisition facility) which replaced the initial 2006 364-day acquisition facility (initial acquisition facility) in April 2007. The pricing for the amended acquisition facility is based on the London Interbank Offered Rate (LIBOR) and had a weighted-average interest rate of approximately 5.68% at December 31, 2007. As of December 31, 2007, the amended acquisition facility had an outstanding balance of $1 billion, compared to the initial acquisition facility balance of $11 billion at December 31, 2006. Other than the facility amount and maturity date, the terms of the amended acquisition facility remain substantially the same as the initial acquisition facility.

In August 2006, the Company financed $22.5 billion under the initial acquisition facility in order to fund the Kerr-McGee and Western acquisitions. The pricing for the variable-rate facility was based on LIBOR and had a weighted-average interest rate of approximately 5.80% at December 31, 2006. During 2006, Anadarko repaid approximately $11.5 billion of debt under the initial acquisition facility with a combination of proceeds from divestitures, long-term refinancing and available cash flow from operations.

In September 2006, the Company issued $5.5 billion of senior notes, including Floating Rate Notes due 2009, 5.95% Notes due 2016 and 6.45% Notes due 2036. The net proceeds were used to repay a portion of the initial acquisition facility. The Floating Rate Notes due 2009 had an average interest rate of approximately 5.39% and 5.76% at December 31, 2007 and 2006, respectively.

In October 2006, the Company received $500 million of proceeds from a private offering of Zero Coupon Senior Notes due 2036 with an aggregate principal amount at maturity of $2.4 billion. The Company initially recorded the note in long-term debt at the proceeds amount. The carrying amount as of December 31, 2007 includes an increase of $28 million and $5 million related to accretion expense recognized in 2007 and 2006, respectively. The notes were issued with a yield to maturity of 5.24%, and the holders have an option to put the notes back to the Company periodically at the accreted value. The net proceeds from the private offering were used to repay a portion of the acquisition facility.

An aggregate principal amount of $2.4 billion of outstanding debt was assumed in connection with the Kerr-McGee acquisition, of which $2.0 billion was outstanding as of December 31, 2007 and $457 million was repaid at maturity subsequent to the acquisition. The Company recorded $155 million of debt premium, representing the excess of the fair value over the face value of the debt assumed, which is being amortized to interest expense over the remaining term of the related debt.

An aggregate principal amount of $625 million of outstanding debt was assumed in connection with the Western acquisition and redeemed for cash immediately upon completion of the acquisition.

Midstream Subsidiary Note Payable to a Related Party  In December 2007, Anadarko and an entity formed by a group of unrelated third-party investors (the Investor) formed Trinity Associates LLC (Trinity), with initial capitalization totaling $2.3 billion. Note 11 provides additional information about Anadarko’s interest in Trinity. Trinity extended a $2.2 billion loan to a wholly-owned subsidiary of Anadarko, referred to herein as Midstream Holding, which holds and operates substantially all of Anadarko’s midstream assets, directly and through its subsidiaries. The Company used all of the loan proceeds received by Midstream Holding to repay a portion of the Company’s acquisition facility indebtedness.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

9.	Debt and Interest Expense (Continued)

The principal balance owed by Midstream Holding to Trinity is reflected in the accompanying consolidated balance sheet as Midstream Subsidiary Note Payable to a Related Party. Midstream Holding’s obligations for the payment of note principal and interest are not guaranteed by the Anadarko parent company, but are unconditionally guaranteed, jointly and severally, by all of Midstream Holding’s subsidiaries. The loan has an initial maturity date of December 27, 2012, subject to renewals for additional five-year periods on market terms at the time of renewal. Interest on the loan is based on three-month LIBOR. The rate in effect at the beginning of 2008 is 6.13%.

Midstream Holding may repay the loan in whole or in part at any time prior to maturity. The loan terms provide for customary representations and warranties and affirmative and negative covenants, and include a financial covenant requiring Midstream Holding to maintain a ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the loan agreement, of less than 6.0x at December 31, 2007, declining to 3.5x at June 30, 2012 and thereafter. As of December 31, 2007, Midstream Holding was in compliance with the covenant. In certain circumstances, including a sale or transfer of assets to other entities within the Anadarko consolidated group, Midstream Holding and/or its subsidiaries may be required to repay a portion of the loan principal if failure to do so would cause Midstream Holding to violate the covenant. Further, maturity of the midstream subsidiary loan could be accelerated if Anadarko’s senior unsecured credit rating were to be rated below “BB-” by Standard and Poor’s (S&P) or “Ba3” by Moody’s Investors Service (Moody’s). As of December 31, 2007, S&P and Moody’s rated the Company’s debt at “BBB-” and “Baa3”, respectively.

Revolving Credit Agreement  In September 2004, the Company entered into a $750 million, five-year Revolving Credit Agreement with a syndicate of 20 U.S. and Canadian lenders. Under the terms of the agreement, the Company can, under certain conditions, request an increase in the borrowing capacity under the agreement up to a total available credit amount of $1.25 billion. The credit agreement initially had a maximum 60% debt to capital covenant (not affected by noncash charges). The Company amended the credit agreement prior to closing the 2006 acquisitions to provide for a maximum capitalization ratio of 75% debt, exclusive of the effect of any noncash writedowns, until September 30, 2007. After September 30, 2007, the maximum capitalization ratio is once again 60% debt. The agreement terminates in August 2009. As of December 31, 2007, the Company had no outstanding borrowings under this agreement; however, outstanding letters of credit under the agreement have reduced the available credit amount by $1 million.

Scheduled Maturities Total maturities related to debt for the five years ending December 31, 2012 are shown below.

millions
2008	$1,397
2009	2,052
2010	—
2011	1,625
2012	2,452

Interest Expense The following table summarizes the amounts included in interest expense.

	2007	2006	2005
millions
Interest Expense
Gross interest expense	$1,214	$730	$266
Capitalized interest	(122)	(80)	(45)

Net interest expense	$1,092	$650	$221

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

10.	Financial Instruments

The following information provides the carrying value and estimated fair value of the Company’s financial instruments. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable reported on the balance sheet approximates fair value.

	Carrying Amount	Fair Value
millions
2007
Total debt	$14,747	$15,237
Derivative instruments:
Asset	139	139
Liability	(393)	(393)
2006
Total debt	$22,991	$23,455
Derivative instruments:
Asset	420	420
Liability	(326)	(326)

Debt The fair value of debt at December 31, 2007 and 2006 is the estimated amount the Company would have to pay to repurchase the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices and, where such quotes were not available, on the average rate in effect at year-end.

Derivative Instruments  The Company is exposed to price risk inherent with changing commodity prices. Management believes it is prudent to periodically reduce the Company’s exposure to cash flow variability resulting from changing commodity prices by entering into various derivative financial instruments to manage price risk associated with a portion of the Company’s oil and gas production or gas processing operations. The types of derivative financial instruments utilized by the Company include futures, swaps and options. In addition to derivative financial instruments, the Company may also enter into fixed-price physical delivery sales contracts to manage cash flow variability. The Company’s marketing and trading business routinely enters into derivative financial instruments (futures, swaps and options) and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in market prices of natural gas, NGLs and crude oil. Derivative financial instruments are also used to manage price risk that is incurred to meet customers’ pricing requirements and to fix margins on the future sale of natural gas and NGLs from the Company’s leased storage facilities. In addition, the Company may use options and swaps to manage exposure associated with changes in interest rates and foreign currency exchange rates. As discussed in Note 1, Anadarko discontinued hedge accounting for all of its commodity and interest derivatives prospectively, effective January 1, 2007.

Futures contracts are generally used to fix the price of expected future gas sales and oil sales at major industry trading locations; for example, Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Commodity swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Physical delivery purchase and sale agreements require the receipt or delivery of physical product at a specified location and price. The pricing can be fixed or market-based. Options are generally used to fix a floor and a ceiling price (collar) for expected future oil and gas sales. Interest rate swaps are used to fix or float interest rates attributable to the Company’s existing or anticipated debt issuances.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

10.	Financial Instruments (Continued)

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

At December 31, 2007 and 2006, the Company had unrealized derivative amounts recorded in other current assets in the consolidated balance sheet of $84 million and $271 million, respectively.

Oil and Gas Activities  At December 31, 2007 and 2006, the Company had option and swap contracts in place to manage price risk associated with a portion of its expected future sales of its oil and gas production. Effective January 1, 2007, the Company discontinued its application of hedge accounting. As a result of this change, both realized and unrealized gains and losses related to derivative financial instruments entered into to economically hedge the sales price of the Company’s future sales of its gas and oil production are recorded to gas sales and oil and condensate sales as they occur. During 2007, unrealized losses of $(1,048) million and realized gains of $576 million were recognized in natural gas, oil and NGLs sales. During 2006 and 2005, unrealized gains (losses) of $837 million and $(7) million, respectively, and realized gains (losses) of $294 million and $(287) million, respectively, were recognized in natural gas, oil and NGLs sales.

The fair value of all oil and gas related derivative instruments (excluding physical delivery sales contracts) and the accumulated other comprehensive income balance attributable to unrealized gains and losses on oil and gas derivative financial instruments previously designated as cash flow hedges are as follows:

	2007	2006
millions
Fair Value —
Current asset	$47	$134
Current liability	(156)	(229)
Long-term asset	52	143
Long-term liability	(207)	(13)

Total	$(264)	$35

Accumulated other comprehensive income (loss) before income taxes	$(21)	$(10)
Accumulated other comprehensive income (loss) after income taxes	$(14)	$(6)

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

10.	Financial Instruments (Continued)

Below is a summary of the Company’s financial derivative instruments related to its oil and gas production as of December 31, 2007. The natural gas prices are NYMEX Henry Hub. The crude oil prices reflect a combination of NYMEX Cushing and Brent Dated.

	2008	2009	2010
Natural Gas
Three-Way Collars (thousand MMBtu/d)	1,400	190	—
Average price per MMBtu
Ceiling sold price	$10.97	$11.54	$—
Floor purchased price	$7.50	$7.50	$—
Floor sold price	$5.32	$5.37	$—

Basis Swaps (thousand MMBtu/d)	1,405	1,030	345
Price per MMBtu	$(0.85)	$(0.87)	$(1.08)

MMBtu — million British thermal units

MMBtu/d — million British thermal units per day

	2008	2009	2010	Average 2011- 2012
Crude Oil
Three-Way Collars (MBbls/d)	86	48	18	2
Average price per barrel
Ceiling sold price	$92.98	$87.04	$86.76	$88.17
Floor purchased price	$56.07	$52.51	$49.19	$50.00
Floor sold price	$41.07	$37.51	$34.18	$35.00

MBbls/d — thousand barrels per day

A three-way collar is a combination of options; a sold call, a purchased put and a sold put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price that the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price (i.e., NYMEX) plus the excess of the purchased put strike price over the sold put strike price.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

10.	Financial Instruments (Continued)

Marketing and Trading Activities  Gains and losses attributable to the Company’s marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The marketing and trading gains and losses attributable to the Company’s production are reported in gas sales, oil and condensate sales and NGLs sales. The marketing and trading gains and losses attributable to third-party production are reported in gathering, processing and marketing sales. The fair values of these derivatives as of December 31, 2007 and 2006 are as follows:

	2007	2006
millions
Fair Value —
Current asset	$37	$137
Current liability	(25)	(80)
Long-term asset	4	6
Long-term liability	(5)	(4)

Total	$11	$59

Interest Rate Swap  An interest rate swap entered into in March 2006 having an initial term of 25 years on a notional amount of $600 million was settled in September 2007 at a cost of $10 million. This swap was initially designated for fair value hedge accounting. Effective January 1, 2007, hedge accounting was discontinued for this swap. The change in the fair value of the hedged debt from the date of inception of the swap through December 31, 2006 was $8 million and is being amortized to interest expense over the remaining term of the debt. As of December 31, 2007, $8 million of this fair value remained to be amortized.

In anticipation of the debt financing associated with the August 2006 acquisitions, Anadarko entered into swap agreements to fix interest rates, thereby mitigating the Company’s exposure to interest rate risk resulting from unfavorable changes in interest rates prior to the Company’s issuance of debt. These swap transactions qualified for cash flow hedge accounting and were accounted for as such. Due to interest rate movements during the hedge period, the Company realized a pretax loss of $211 million ($132 million after tax) upon the settlement of these swap agreements, which occurred in September 2006 at the time of the Company’s debt issuance. This loss was recorded to accumulated other comprehensive income, and is being amortized to interest expense over the term of the hedged debt. At December 31, 2007, the unamortized balance of the accumulated other comprehensive loss was $187 million pretax, or $119 million after tax. At December 31, 2006, the unamortized balance of the accumulated other comprehensive loss was $206 million pretax, or $131 million after tax.

11.	Unconsolidated Affiliates

Noncontrolling Mandatorily Redeemable Interests  In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets with an aggregate fair value of approximately $2.9 billion to newly formed entities in exchange for non-controlling mandatorily redeemable interests in those entities. The Company accounts for such investments under the equity method of accounting. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion. Anadarko has legal right of setoff and intends to net-settle its obligations under each of the notes payable to the investees and the distributable value of its interest in the corresponding investee. Accordingly, the carrying amount of the notes payable ($2,848 million in the aggregate) and Anadarko’s investments in these unconsolidated investees ($2,833 million in the aggregate) are presented on the consolidated balance sheet on a net basis. Such net amount represents deferred gains on the contribution transactions (a portion of the total gains realized that will be recognized in earnings over the

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

11.	Unconsolidated Affiliates (Continued)

estimated useful life of the contributed assets). The deferred gain balance is included in other noncurrent liabilities at December 31, 2007. Other income (expense) for the year ended December 31, 2007 included interest expense on the notes payable to the investees of $(102) million and equity in earnings from Anadarko’s investments in these entities of $98 million.

Permian LLC  In March 2007, Anadarko contributed its working interests in proved and unproved oil and gas properties located in the Permian basin to an unconsolidated entity, Permian Basin LLC (the Permian LLC). Subsequent to its formation, the Permian LLC loaned $1.0 billion to Anadarko for a 35-year term. In exchange for its contribution of assets to the Permian LLC, Anadarko received a noncontrolling mandatorily redeemable interest in that entity, which entitles Anadarko to a LIBOR-based preferred return on the value of the contributed assets ($1 billion), plus a common return consisting of a 5% participation in profits, losses and any residual value of the Permian LLC. At December 31, 2007, the priority return rate was 5.67%. Anadarko’s interest also provides Anadarko with limited consent rights with respect to certain matters, such as acquisition and disposition of assets and incurrence of debt. The exchange of oil and gas property interests for the interest in the Permian LLC was accounted for at fair value, which was determined based on the consideration received. Anadarko recognized a gain of approximately $443 million on the exchange.

The common equity of the Permian LLC is 95% owned by a third party that also maintains operational control over the assets. Distributions to the Permian LLC interest holders, including Anadarko, are payable quarterly. Anadarko may redeem its noncontrolling interest and the owner of the controlling interest in the Permian LLC may cause the redemption of Anadarko’s interest after March 2022. Anadarko’s interest is mandatorily redeemable in March 2037. Redemption of Anadarko’s interest for any reason is based on the fair value of Anadarko’s capital account in the Permian LLC and is net-settled against the fair value of Anadarko’s note payable to the Permian LLC.

The interest rate on the $1.0 billion 35-year note is LIBOR-based, varies based on Anadarko’s credit rating, and was 5.99% at December 31, 2007. Interest on the note is due quarterly, while principal is due at maturity, subject to the net settlement provision. The note is equal in seniority to Anadarko’s other unsecured unsubordinated indebtedness and contains a maximum 67% debt to capital covenant. The loan was funded through the initial contribution to the Permian LLC by the third-party investor in exchange for a controlling interest in the Permian LLC. Proceeds from the note were used to repay a portion of Anadarko’s acquisition facility debt balance.

Midstream LLCs  In July 2007, Anadarko contributed its interests in the Chaney Dell and Midkiff/Benedum natural gas gathering systems and associated processing plants to two separate unconsolidated entities (the Midstream LLCs). Subsequent to their formation, the Midstream LLCs loaned an aggregate of approximately $1.9 billion to Anadarko for a 35-year term. In exchange for its contribution of assets to the Midstream LLCs, Anadarko received noncontrolling mandatorily redeemable interests in the Midstream LLCs, which entitle Anadarko to a LIBOR-based preferred return on the value of the contributed midstream operations ($1.85 billion), plus a common return consisting of a 5% participation in profits, losses and residual value of each of the Midstream LLCs. At December 31, 2007, the priority return rate was 5.65%. Anadarko’s interest also provides Anadarko with limited consent rights with respect to certain matters, such as acquisition and disposition of assets and incurrence of debt. The exchange of the Chaney Dell and Midkiff/Benedum midstream systems for the interests in the Midstream LLCs was accounted for at fair value, which was determined based on the consideration received. Anadarko recognized a gain of approximately $300 million on the exchanges.

The common equity of each of the Midstream LLCs is 95% owned by a third party that also maintains operational control over the assets. Distributions to the Midstream LLC interest holders, including Anadarko, are payable quarterly. Anadarko may separately redeem its interests and the owner of the controlling interest in the

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

11.	Unconsolidated Affiliates (Continued)

Midstream LLCs may separately cause the redemption of Anadarko’s interests after July 2022. Anadarko’s interests are mandatorily redeemable in July 2037. Redemption of Anadarko’s interests for any reason is based on the fair value of Anadarko’s capital account in the respective Midstream LLC and is net-settled against the fair value of Anadarko’s note payable to that entity.

The 35-year notes have a variable LIBOR-based interest rate that varies based on Anadarko’s credit rating, and was 5.99% at December 31, 2007. Interest on the notes is due quarterly, while the principal on the notes is due at maturity, subject to the net settlement provision. The notes are equal in seniority to Anadarko’s other unsecured unsubordinated indebtedness and were funded through the capital contributions to the Midstream LLCs by the third-party investor in exchange for its controlling interests in those entities. Note proceeds were used by Anadarko to repay a portion of Anadarko’s acquisition facility debt balance.

Midstream Financing Arrangement As discussed in Note 9, in December 2007, Anadarko and the Investor formed Trinity. Trinity’s initial capitalization consisted of Anadarko’s $100 million cash contribution in exchange for Class A member and managing interests in Trinity and the Investor’s $2.2 billion cash contribution in exchange for a Class B member cumulative preferred interest. Trinity invested $100 million in a U.S. Government securities money market fund and used $2.2 billion to extend a loan to a wholly-owned subsidiary of Anadarko, Midstream Holding. The Company used all of the loan proceeds received by Midstream Holding to repay a portion of the Company’s acquisition facility indebtedness. See Note 9 for additional information about the Midstream Subsidiary Note Payable.

Through its Class A member and managing member interests, Anadarko has significant influence over Trinity and accounts for its investment under the equity method of accounting. Trinity’s earnings, which consist primarily of interest income from the Midstream Holding note and the government money market fund investment are to be allocated first to the Investor’s Class B member interest until its cumulative preferred return is satisfied, with the remaining earnings allocated to Anadarko’s Class A member interest. Anadarko absorbs first-dollar losses of Trinity, if any, until its Class A member capital account in Trinity is reduced to zero. As of December 31, 2007, the carrying amount of Anadarko’s investment in Trinity was $100 million and is included in other assets. Investment earnings are included in other income (expense) and were not material.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

12.	Asset Retirement Obligations

The majority of Anadarko’s asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The following table provides a rollforward of the asset retirement obligations. Liabilities settled include, among other things, asset retirement obligations that were assumed by the purchasers of divested properties. Revisions in estimated liabilities during the period relate primarily to escalating asset retirement costs and can include, among other things, revisions of estimated inflation rates, changes in property lives and the expected timing of settling asset retirement obligations.

	2007	2006
millions
Carrying amount of asset retirement obligations at beginning of year	$1,050	$253
Liabilities assumed with acquisitions	—	672
Other liabilities incurred	51	39
Liabilities settled	(170)	(57)
Accretion expense	61	24
Revisions in estimated liabilities	109	119

Carrying amount of asset retirement obligations at end of year	$1,101	$1,050

At December 31, 2007 and 2006, asset retirement obligations of $1,058 million and $970 million, respectively, were included in other long-term liabilities.

13.	Preferred Stock

Anadarko has $45 million of 5.46% Series B Cumulative Preferred Stock issued in the form of 0.5 million Depositary Shares, each Depositary Share representing 1/10th of a share of the 5.46% Series B Cumulative Preferred Stock. The preferred stock has no stated maturity and is not subject to a sinking fund or mandatory redemption. The shares are not convertible into other securities of the Company. Anadarko has the option to redeem the shares at $100 per Depositary Share on or after May 15, 2008. Holders of the shares are entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per Depositary Share. In the event of a liquidation of the Company, the holders of the shares will be entitled to receive liquidating distributions in the amount of $100 per Depositary Share plus any accrued or unpaid dividends, before any distributions are made on the Company’s common stock.

Anadarko repurchased $1 million and $43 million of preferred stock during 2007 and 2006, respectively. For each of the years 2007, 2006 and 2005, dividends of $54.60 per share (equivalent to $5.46 per Depositary Share) were paid to holders of preferred stock.

14.	Common Stock

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

14.	Common Stock (Continued)

The changes in the Company’s shares of common stock are as follows:

	2007	2006	2005
millions
Shares of common stock issued
Beginning of year	463	264	260
Exercise of stock options	4	3	4
Issuance of restricted stock	2	2	—
Retirement of treasury stock	—	(36)	—
Two-for-one stock split	—	230	—

End of year	469	463	264

Shares of common stock held in treasury
Beginning of year	—	34	23
Purchase of treasury stock	—	1	11
Shares received for restricted stock vested and options exercised	1	1	—
Retirement of treasury stock	—	(36)	—

End of year	1	—	34

Shares of common stock outstanding at end of year	468	463	230

The number of shares of common stock issued and outstanding presented in the table above excludes 4 million shares, 4 million shares and 2 million shares at the end of 2007, 2006 and 2005, respectively, held by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust, a grantor trust associated with the Company’s obligations under certain of its pension and deferred compensation plans.

In 2007, 2006 and 2005, quarterly dividends of nine cents per share were paid to holders of common stock. As of December 31, 2007, the covenants in certain of the Company’s agreements provided for a maximum capitalization ratio of 60% debt. Although these covenants do not specifically restrict the payment of dividends, the impact of dividends paid on the Company’s debt to total capitalization ratio must be considered prior to the payment of dividends in order to ensure the maximum debt to total capitalization ratio is not exceeded. Based on these covenants, as of December 31, 2007, retained earnings of approximately $6.6 billion were not limited as to the payment of dividends.

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

During 2005, a $2 billion stock buyback program announced in 2004 was completed and an additional $1 billion stock buyback program was authorized. Shares may be repurchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During 2007, no shares were purchased under the program. During 2006 and 2005, Anadarko purchased 2.5 million and 21.6 million shares of common stock for $0.1 billion and $0.9 billion, respectively, under these programs through purchases in the open market and under share repurchase agreements.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

14.	Common Stock (Continued)

The reconciliation between basic and diluted EPS from continuing operations is as follows:

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
millions except per share amounts
Basic EPS
Income from continuing operations	$3,770			$2,474			$1,975
Preferred stock dividends	3			3			5

Net income from continuing operations available to common stockholders	$3,767	465	8.09	$2,471	460	$5.37	$1,970	470	$4.19
Effect of ZYP-CODES	—	—		—	—		—	1
Effect of dilutive stock options, restricted stock and performance-based stock awards	—	3		—	4		—	4

Diluted EPS
Net income from continuing operations available to common stockholders	$3,767	468	8.05	$2,471	464	$5.33	$1,970	475	$4.15

For the years ended December 31, 2007, 2006 and 2005, awards for 2.5 million, 1.8 million and 0.1 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive.

See Note 6 for information related to common stock issued under stock-based compensation plans.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

15.	Statements of Cash Flows Supplemental Information

Net cash provided by investing activities of discontinued operations in 2006 includes proceeds of $4.2 billion from the disposition of Canadian operations, net of cash included in the sale. The difference between cash and cash equivalents on the consolidated balance sheet and statement of cash flows at December 31, 2006 is due to $20 million related to Canadian operations which is included in Current Assets Held for Sale on the balance sheet. In cash flow from operating activities, the changes reported as other items—net include increases in other long-term liabilities—other of $626 million related to operating activities.

The following table presents amounts of cash paid for interest (net of amounts capitalized) and income taxes, including amounts related to discontinued operations, and non-cash transactions.

	2007	2006	2005
millions
Cash paid:
Interest	$1,012	$594	$215
Income taxes (1)	$2,241	$778	$439
Non-cash investing activities:
Receipt of interest in Permian LLC in exchange for interests in oil and gas properties (See Note 11)	$1,000	$—	$—
Receipt of interest in Midstream LLCs in exchange for interests in natural gas gathering systems and associated processing plants (See Note 11)	$1,848	$—	$—
Fair value of properties and equipment received in non-cash exchange transactions	$88	$151	$—

(1)	Includes $2.3 billion in 2007 related to taxable gains on divestitures.

16.	Major Customers

The Company’s natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Singapore, Switzerland, and China. The majority of the Company’s receivables are paid within two months following the month of purchase.

The Company generally performs a credit analysis of customers prior to making any sales to new customers or increasing credit for existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. As of December 31, 2007 and 2006, accounts receivable are shown net of allowance for uncollectible accounts of $10 million and $5 million, respectively.

In 2007 and 2006, there were no sales to individual customers that exceeded 10% of the Company’s total sales revenues. In 2005, sales to affiliates of Duke were $747 million, which accounted for 12% of the Company’s total 2005 sales revenues.

17.	Segment and Geographic Information

Anadarko’s primary business segments are vertically integrated within the oil and gas industry. These segments are managed separately because of the nature of their products and services, as well as unique technology, distribution and marketing requirements. The Company’s three operating segments are oil and gas exploration and production, midstream, and marketing. The exploration and production segment explores for and produces natural gas, crude oil, condensate and NGLs. The midstream segment engages in gathering, processing,

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

17.	Segment and Geographic Information (Continued)

treating and transporting Anadarko’s and third party oil and gas production. The marketing segment sells most of Anadarko’s production, as well as commodities purchased from third parties.

In prior financial statements, midstream and marketing operations were reported as a single gathering, processing and marketing segment. However, following the Company’s August 2006 acquisition of Western and Kerr-McGee, subsequent integration of acquired operations, and substantial completion of the asset divestiture and realignment program by the end of 2007, management increased its focus on the Company’s midstream business on an individual basis. Accordingly, in the fourth quarter of 2007 the Company changed its alignment of operating segments and now presents information for the midstream and marketing operations separately. Additionally, hard minerals activities have become relatively insignificant to Anadarko’s consolidated results and, accordingly, financial information for those activities is no longer reported separately. In the tables that follow, information for prior periods has been revised to retroactively reflect the change in segment alignment.

To assess the operating results of Anadarko’s segments, management uses income from continuing operations before income taxes, interest expense, exploration expense, DD&A and impairments (Adjusted EBITDAX). Anadarko’s definition of Adjusted EBITDAX excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period, but is monitored by management as part of costs incurred in exploration and development activities. Similarly, depreciation expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance, because capital expenditures are evaluated at the time capital costs are incurred. The Company’s Adjusted EBITDAX also excludes interest expense, to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies. Therefore, Anadarko’s consolidated Adjusted EBITDAX should be considered in conjunction with income from continuing operations and other performance measures, such as operating income or cash flow from operating activities. Below is a reconciliation of consolidated Adjusted EBITDAX to income from continuing operations before income taxes.

	2007	2006	2005
millions
Consolidated Adjusted EBITDAX	$11,217	$7,203	$4,835
Exploration expense	905	737	445
Depreciation, depletion and amortization	2,840	1,752	901
Impairments	51	327	15
Interest expense	1,092	650	221

Income from continuing operations before income taxes	$6,329	$3,737	$3,253

The Company’s accounting policies for individual segments are the same as those described in the summary of significant accounting policies, with the following exceptions. Certain intersegment commodity contracts may meet the Generally Accepted Accounting Principles (GAAP) definition of a derivative instrument, which would be accounted for at fair value under GAAP. However, Anadarko accounts for such intersegment arrangements as executory contracts. Additionally, intersegment asset transfers are accounted for at historical cost basis, and do not give rise to gain or loss recognition.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

17.	Segment and Geographic Information (Continued)

The following table presents selected financial information for Anadarko’s operating segments. Information presented as “Other and Intersegment Eliminations” includes results from hard minerals joint ventures and royalty arrangements, operating activities that are not considered operating segments, as well as corporate and financing activities.

	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
millions
2007
Sales revenues and other	$5,490	$202	$5,503	$37	$11,232
Intersegment revenues	3,872	1,268	(4,850)	(290)	—
Gains on divestitures, net	4,129	532	—	(1)	4,660

Total revenues and other	$13,491	$2,002	$653	$(254)	$15,892

Operating costs and expenses (1)	2,854	1,108	419	368	4,749
Other (income) expense	—	—	—	(74)	(74)

Total costs and expenses	2,854	1,108	419	294	4,675

Adjusted EBITDAX	$10,637	$894	$234	$(548)	$11,217

Net properties and equipment	$33,150	$2,694	$28	$1,579	$37,451

Capital expenditures	$3,215	$665	$22	$88	$3,990

Goodwill	$4,847	$108	$—	$—	$4,955

2006
Sales revenues and other	$5,045	$140	$5,111	$(92)	$10,204
Intersegment revenues	4,141	577	(4,730)	12	—
Gains on divestitures, net	26	—	—	—	26

Total revenues and other	$9,212	$717	$381	$(80)	$10,230

Operating costs and expenses (1)	1,862	534	303	334	3,033
Other (income) expense	—	—	—	(6)	(6)

Total costs and expenses	1,862	534	303	328	3,027

Adjusted EBITDAX	$7,350	$183	$78	$(408)	$7,203

Net properties and equipment	$35,506	$4,281	$25	$1,624	$41,436

Capital expenditures	$3,769	$229	$50	$78	$4,126

Goodwill	$4,048	$—	$—	$—	$4,048

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

17.	Segment and Geographic Information (Continued)

	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
2005
Sales revenues and other	$1,891	$153	$4,198	$(42)	$6,200
Intersegment revenues	3,999	109	(3,977)	(131)	—
Gains on divestitures, net	108	—	—	—	108

Total revenues and other	$5,998	$262	$221	$(173)	$6,308

Operating costs and expenses (1)	1,067	154	242	86	1,549
Other (income) expense	—	—	—	(76)	(76)

Total costs and expenses	1,067	154	242	10	1,473

Adjusted EBITDAX	$4,931	$108	$(21)	$(183)	$4,835

Net properties and equipment	$9,943	$295	$110	$1,510	$11,858

Capital expenditures	$2,524	$43	$27	$50	$2,644

Goodwill	$1,089	$—	$—	$—	$1,089

(1)	Operating costs and expenses exclude exploration, DD&A and impairment expenses since they are excluded from Adjusted EBITDAX.

The following table shows Anadarko’s sales revenues and other (based on the origin of the sales) and net properties and equipment by geographic area:

	2007	2006	2005
millions
Sales Revenues and Other
United States	$9,134	$8,285	$4,573
Algeria	1,641	1,543	1,305
Other International	457	376	322

Total	$11,232	$10,204	$6,200

	2007	2006
millions
Net Properties and Equipment
United States	$34,603	$38,694
Algeria	604	613
Other International	2,244	2,129

Total	$37,451	$41,436

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

18.	Other Taxes

Taxes incurred, other than income taxes, are as follows:

	2007	2006	2005
Production and severance	$998	$339	$213
Ad valorem	178	187	121
Other	58	23	11

Total	$1,234	$549	$345

In July 2006, the Algerian parliament approved legislation establishing an exceptional profits tax on foreign companies’ Algerian oil production. In December 2006, implementing regulations regarding this legislation were issued. These regulations provide for an exceptional profits tax imposed on gross production at rates of taxation ranging from 5% to 50% based on average daily production volumes for each calendar month in which the price of Brent crude averages over $30 per barrel, retroactively effective to August 2006 production. Uncertainty existed at that time as to whether the exceptional profits tax would apply to the full value of production or only to the value of production in excess of $30 per barrel. In 2006, Anadarko recorded a $103 million accrual for the tax, assuming the tax would be applied only to the amounts in excess of $30 per barrel.

In January 2007, Sonatrach, the national oil and gas company of Algeria, advised Anadarko that it would begin collecting the exceptional profits tax from Anadarko’s share of production commencing with March 2007 liftings, including for the prior months since the new tax went into effect. In April 2007, ALNAFT, the new agency in the Algerian Ministry of Energy and Mines responsible for overseeing the Algerian hydrocarbons industry, issued the Application Procedure further defining the procedure and conditions under which the exceptional profits tax is applied and the methodology for its calculation. The Application Procedure and other information supplied by Sonatrach revealed that the exceptional profits tax was being applied to the full value of production rather than to the amounts in excess of $30 per barrel. This was evidenced by changes in the Company’s crude oil lifting schedule, which was conveyed to Anadarko by Sonatrach. As a result, Anadarko changed the measurement basis for the exceptional profits tax liability in the first quarter of 2007, to reflect the application of the tax rate to the full value of production. On that measurement basis, the Company recognized production tax expense of $705 million for 2007. Of this amount, $87 million, or $0.19 per diluted share is related to 2006 sales and income from continuing operations.

19.	Severance and Asset Realignment Expenses

During 2007, general and administrative (G&A) expense includes a charge of $85 million associated with employee severance and benefits arising from the Company’s post-acquisition asset realignment and restructuring efforts initiated in the fourth quarter of 2006, including certain charges for stock-based awards and retirement plan costs that were not reasonably estimable until 2007. The $85 million charge in 2007 reflects $32 million in accelerated amortization expense related to stock-based awards held by our employees affected by the restructuring, a $36 million charge for retirement plan termination benefits and a $17 million increase in the estimate of severance costs. As of December 31, 2007, the liability remaining for severance costs is not material. During 2006, G&A expense included $77 million related to severance and benefits associated with the Company’s post acquisition asset realignment and restructuring efforts. G&A expense during 2007 also includes a charge of $5 million for office lease termination costs associated with the Company’s asset realignment efforts.

Oil and gas operating expense in 2007 includes a charge of approximately $20 million for employee-related severance costs associated with field operations. During 2006, oil and gas operating expense included $5 million related to severance and benefits associated with the Company’s post-acquisition asset realignment and restructuring efforts.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

20.	Income Taxes

Components of income tax expense are as follows:

	2007	2006	2005
millions
Current
Federal	$2,764	$291	$327
State	189	25	2
Foreign	658	616	523

Total	3,611	932	852

Deferred
Federal	(989)	525	285
State	(40)	(73)	70
Foreign	(23)	(121)	71

Total	(1,052)	331	426

Total	$2,559	$1,263	$1,278

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income from continuing operations before income taxes. The sources of these differences are as follows:

	2007	2006	2005
millions
Income from continuing operations before income taxes
Domestic	$5,449	$2,897	$2,133
Foreign	880	840	1,120

Total	$6,329	$3,737	$3,253

Statutory tax rate	35%	35%	35%

Tax computed at statutory rate	$2,215	$1,308	$1,139
Adjustments resulting from:
State income taxes (net of federal income tax benefit)	111	39	50
Texas margin tax law change (net of federal income tax benefit)	(14)	(69)	—
Foreign taxes in excess of federal statutory tax rate	59	123	154
Non-deductible Algerian exceptional profits tax (1)	268	39	—
Excess U.S. foreign tax credit generated	—	(195)	(79)
Other — net	(80)	18	14

Total income tax expense	$2,559	$1,263	$1,278

Effective tax rate	40%	34%	39%

(1)	Exceptional profits tax is not deductible for Algerian income tax purposes.

The effect of stock-based compensation deducted for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to paid-in capital in amounts of $28 million, $45 million and $53 million for 2007, 2006 and 2005, respectively.

Tax effects related to restructuring of certain foreign operations in prior years have been recorded to other assets and other long-term liabilities on the balance sheet at December 31, 2007 and 2006 and are being

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

20.	Income Taxes (Continued)

recognized in the income statement over the estimated life of the related properties under Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” During 2005, an ARB No. 51 liability of $21 million associated with a previous restructuring of the Company’s Venezuelan operations was reversed to income. During 2007, an ARB No. 51 liability of $184 million associated with an internal restructuring was recorded to other long-term liabilities and will be recognized in future periods.

Certain subsidiaries of the Company are currently in administrative appeals with the Internal Revenue Service (IRS) or under examination with various foreign jurisdictions for years prior to their acquisition by the Company. The Company determined in 2006 and 2007 that deferred tax liabilities related to pre-acquisition tax contingencies of approximately $45 million and $16 million, respectively, were no longer required due to completion of audits and administrative appeals, filing amended returns, reevaluation of contingencies and changes in the Company’s estimate of the ultimate tax basis of acquired assets and liabilities. Accordingly, these liabilities were reversed with an offsetting decrease to goodwill. Future events, including the conclusion of examinations and administrative appeals by taxing authorities and resolution of pre-acquisition contingencies, may result in additional adjustments to goodwill.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2007 and 2006 are as follows:

	2007	2006
millions
Net current deferred tax assets	$112	$7

Net long-term deferred tax assets	17	—

Net current deferred tax liability	—	(426)

Oil and gas exploration and development operations	(9,538)	(10,767)
Mineral operations	(424)	(432)
Other depreciable properties	(1,197)	(1,403)
Other	(233)	(81)

Gross long-term deferred tax liabilities	(11,392)	(12,683)

Oil and gas exploration and development costs	185	183
Net operating loss carryforward	303	303
Foreign tax credit carryforward	163	—
Other	997	792

Gross long-term deferred tax assets	1,648	1,278
Less: valuation allowance on deferred tax assets not expected to be realized	(472)	(465)

Net long-term deferred tax assets	1,176	813

Net long-term deferred tax liabilities	(10,216)	(11,870)

Total deferred taxes	$(10,087)	$(12,289)

Total deferred taxes at December 31, 2007 and 2006 include state deferred taxes, net of federal benefit, of approximately $309 million and $422 million, respectively. Total deferred taxes as of December 31, 2007 and 2006 also include foreign deferred taxes of approximately $487 million and $511 million, respectively. Changes to the valuation allowance, due to a change in judgement about the realizability of the related deferred assets in future years, were $3 million for 2007.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

20.	Income Taxes (Continued)

At December 31, 2007 and 2006, the Company had income taxes receivable of $591 million and $899 million, respectively, that are included in accounts receivable others. In addition, $271 million and $574 million of accrued income taxes were included in accrued expenses at December 31, 2007 and 2006, respectively.

The American Jobs Creation Act of 2004 (Jobs Act) introduced a special one-time, 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. In 2005, Anadarko’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan for a $500 million repatriation of foreign earnings under the Jobs Act. The $26 million tax effect of this repatriation was recorded as current tax expense in 2005.

Tax carryforwards at December 31, 2007, which are available for utilization on future income tax returns, are as follows:

	Domestic	Foreign	Expiration
millions
Net operating loss — regular tax	$—	$105	2010-indef.
Net operating loss — state	$4,409	$—	2008-2026
Foreign tax credits	$163	$—	2014-2016
Texas margins tax credit	$22	$—	2016

Anadarko adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $120 million, including $23 million of tax interest and penalties net of federal benefit. The adoption of FIN 48 resulted in an increase of $72 million to retained earnings and a decrease of $139 million to goodwill.

A rollforward of unrecognized tax benefits excluding tax interest and penalties is as follows:

millions
Balance at January 1, 2007	$97
Increases related to prior year tax positions	84
Decreases related to prior year tax positions	(20)
Increases related to current year tax positions	84
Settlements	(7)
Lapse of statue	—

Balance at December 31, 2007	$238

Included in the balance of unrecognized tax benefits are potential benefits of $31 million that would affect the effective tax rate on income from continuing operations if recognized and $39 million that would be recorded as an adjustment to goodwill if recognized. Also included in the balance at December 31, 2007 are $168 million related to tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. The Company does not anticipate any significant changes in its unrecognized tax positions within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had approximately $21 million and $8 million of accrued interest related to uncertain tax positions, respectively. During 2007, the Company recognized $4 million in income tax expense for interest and penalties.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

20.	Income Taxes (Continued)

The following is a list of tax years subject to examination by major tax jurisdiction:

Tax Year
United States	1995-1996 and 1998-2006
China	2005-2006
Algeria	2004-2007

21.	Commitments

Leases  The Company has long-term drilling rig commitments that meet the operating lease criteria, totaling $4.5 billion. The Company also has various commitments under noncancelable operating lease agreements of $1.0 billion for production platforms and equipment, buildings, facilities and aircraft. These operating leases expire at various dates through 2024. Certain of these operating leases contain residual value guarantees at the end of the lease term, however, at December 31, 2007, no material liabilities were accrued for these guarantees. At December 31, 2007, future minimum lease payments under operating leases are as follows:

Operating Leases
millions
2008	$1,527
2009	1,144
2010	894
2011	677
2012	563
Later years	676

Total future minimum lease payments	$5,481

Total rental expense, net of sublease income, amounted to $229 million in 2007, $125 million in 2006 and $40 million in 2005. Total rental expense includes contingent rental expense related to processing fees of $6 million, $14 million and $7 million in 2007, 2006 and 2005, respectively.

Drilling Rig Commitments  Anadarko has entered into various agreements to secure a portion of the drilling rigs necessary to execute its drilling plans over the next several years. The table of future minimum lease payments above includes approximately $4.0 billion for eight offshore drilling vessels and $480 million for certain contracts for onshore United States drilling rigs. In February 2008, the Company extended the terms of one of the drilling rig contracts, which gave rise to $586 million in additional commitment for minimum lease payments in years 2010 through 2013 that is not included in the above table. The portion of these lease payments associated with exploratory wells and development wells, net of amounts billed to partners, will initially be capitalized as a component of oil and gas properties, and either depreciated in future periods or written off as exploration expense.

Production Platforms  During 2004, Anadarko and a group of energy companies (Atwater Valley Producers Group) executed agreements with third parties for the dedication, processing and gathering of natural gas and condensate production from several natural gas fields in the deepwater Gulf of Mexico. Third parties constructed

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

21.	Commitments (Continued)

and own Independence Hub, a semi-submersible platform in the deepwater Gulf of Mexico. Anadarko became operator of the platform structure upon mechanical completion in 2007. First production from Anadarko’s discoveries to be processed on the facility began in 2007.

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

The table of future minimum lease payments above includes $161 million related to the monthly demand charge under these agreements. The agreements do not contain any purchase options, purchase obligations or value guarantees.

Spar Platform and Production Vessel Leases  Anadarko has operating leases related to certain spar platforms in the Gulf of Mexico and a floating production, storage and offloading vessel in China. The table of future minimum lease payments above includes approximately $518 million for these agreements. These agreements also contain residual value guarantees totaling $37 million at the end of the lease periods.

Buildings  The table of future minimum lease payments above includes the Company’s lease payment obligations of $137 million related to office building leases. The Company leases two corporate office buildings located in The Woodlands, Texas. The lease term is seven years and contains various covenants including covenants regarding the Company’s financial condition. Default under the lease, including violation of these covenants, could require the Company to purchase the facilities for a specified amount, which approximates the lessor’s original cost of $214 million. As of December 31, 2007, the Company was in compliance with these covenants. The Company has provided a residual value guarantee for any deficiency of up to $187 million if the properties are sold for less than the lease balance. Currently, management does not believe it is probable that the fair market value of the properties will be less than the lease balance at the end of the lease term.

Aircraft  The table of future minimum lease payments above includes the Company’s lease payment obligations of $50 million related to aircraft leases. Some of these leases provide for a residual value guarantee for any deficiency if the aircraft are sold for less than the sale option amount (approximately $27 million). In addition, the Company is entitled to any proceeds from a sale of the aircraft in excess of the sale option amount.

Other Equipment Leases  Included in the table of future minimum lease payments above are lease payments of approximately $95 million related to equipment associated with various gas gathering and processing systems. In the event the Company does not purchase the equipment at the end of the leases, the Company may be required to make payments in connection with residual value guarantees for a total of up to $16 million.

Other Commitments  In the normal course of business, the Company enters into other contractual agreements to purchase natural gas or crude oil, pipeline capacity, storage capacity, utilities and other services. Aggregate future payments under these contracts total $2.13 billion, of which $620 million is expected to be paid in 2008, $527 million in 2009, $299 million in 2010, $186 million in 2011, $133 million in 2012 and $366 million thereafter.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

21.	Commitments (Continued)

Sale of Future Hard Minerals Royalty Revenues  In 2004, the Company entered into an agreement whereby it sold a portion of its future royalties associated with existing coal and trona leases to a third party for $158 million, net of transaction costs. The Company conveyed a limited-term nonparticipating royalty interest, which was carved out of the Company’s royalty interests, that entitles the third party to receive future coal and trona royalty revenue over an 11-year period. Additionally, the third party is entitled to receive 5% of the aggregate royalties earned during the first ten years of the agreement that exceed $400 million. The specified cumulative future amount that the third-party investor expects to receive, prior to the 5% of any excess royalties described above, is $147 million. This amount and the payment timing are subject to change based upon the actual royalties received by the Company during the term of the agreement. The third party relies solely on the royalty payments to recover their investment and, as such, has the risk of the royalties not being sufficient to recover their investment over the term of the agreement.

Proceeds from this 2004 transaction were accounted for as deferred revenues and classified as liabilities on the balance sheet. The deferred revenues are amortized to other sales on a unit-of-revenue basis over the term of the agreement. For each of the years 2007, 2006 and 2005, the Company amortized $16 million of deferred revenues to other sales revenues related to this agreement.

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

In 2007, the Company made contributions of $16 million to its funded pension plans, $74 million to its unfunded pension plans and $22 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. In 2008, the Company expects to contribute $15 million to its funded pension plans, $11 million to its unfunded pension plans and $22 million to its unfunded other postretirement benefit plans.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

22.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

The following table sets forth changes in the benefit obligations and fair value of plan assets for the Company’s pension and other postretirement benefit plans for the years ended December 31, 2007 and 2006, as well as the funded status of the plans and amounts recognized in the financial statements as of December 31, 2007 and 2006.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
millions
Change in benefit obligations
Benefit obligations at beginning of year	$1,487	$762	$343	$188
Service cost	58	49	15	16
Interest cost	80	59	20	13
Plan amendments	1	—	(2)	7
Settlements	1	5	—	—
Curtailments	(27)	—	(20)	—
Termination benefits	31	—	5	—
Actuarial (gain) loss	(16)	43	(12)	(1)
Contributions by plan participants	1	1	4	4
Benefit payments	(296)	(190)	(26)	(18)
Foreign currency exchange rate changes	1	8	—	—
Acquisition of Kerr-McGee	—	784	—	137
Sale of Canadian operations	—	(34)	—	(3)

Benefit obligations at end of year	$1,321	$1,487	$327	$343

Change in plan assets
Fair value of plan assets at beginning of year	$1,219	$588	$—	$—
Actual return on plan assets	74	135	—	—
Employer contributions	90	145	22	14
Contributions by plan participants	1	1	4	4
Benefit payments	(296)	(190)	(26)	(18)
Foreign currency exchange rate changes	—	6	—	—
Acquisition of Kerr-McGee	—	580	—	—
Sale of Canadian operations	—	(46)	—	—

Fair value of plan assets at end of year	$1,088	$1,219	$—	$—

Funded status of the plans at end of year	$(233)	$(268)	$(327)	$(343)

Total recognized amounts in the balance sheet consist of:
Accrued expenses	$(11)	$(50)	$(22)	$(21)
Other long-term liabilities—other	(222)	(218)	(305)	(322)

Total	$(233)	$(268)	$(327)	$(343)

Total recognized amounts in accumulated other comprehensive income consist of:
Prior service cost	$4	$5	$1	$7
Net actuarial loss	207	255	8	42

Total	$211	$260	$9	$49

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

22.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $1.1 billion and $1.2 billion as of December 31, 2007 and 2006, respectively. For the Company’s defined benefit pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $609 million, $550 million and $447 million, respectively, as of December 31, 2007, and $815 million, $710 million and $611 million, respectively, as of December 31, 2006.

The following table sets forth the Company’s pension and other postretirement benefit cost and amounts recognized in other comprehensive income (before tax benefit).

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
millions
Components of net periodic benefit cost
Service cost	$58	$49	$36	$15	$16	$15
Interest cost	80	59	38	20	14	9
Expected return on plan assets	(82)	(64)	(38)	—	—	—
Settlements	4	8	—	—	—	—
Curtailments	(4)	—	—	2	—	—
Termination benefits	31	—	—	5	—	—
Amortization of prior service cost (credit)	1	1	1	—	1	(1)
Amortization of actuarial loss	15	20	17	1	3	3

Net periodic benefit cost	$103	$73	$54	$43	$34	$26

Amounts recognized in other comprehensive income
Net actuarial gain	$31	$—	$—	$34	$—	$—
Amortization of net actuarial loss	17	—	—	1	—	—
Prior service credit	—	—	—	6	—	—
Additional minimum liability	—	10	96	—	—	—

Total amounts recognized in other comprehensive income	$48	$10	$96	$41	$—	$—

The estimated net actuarial loss for the pension plans, which will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008, is $12 million.

Following are the weighted-average assumptions used by the Company in determining the pension and other postretirement benefit obligations as of December 31, 2007 and 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
percent
Discount rate	6.0%	5.75%	6.25%	5.75%
Rates of increase in compensation levels	5.0%	5.0%	5.0%	5.0%

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

22.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

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

Following are the weighted-average assumptions used by the Company in determining the net periodic pension and other postretirement benefit cost for 2007, 2006 and 2005:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
percent
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Long-term rate of return on plan assets	7.75%	7.75%	8.0%	n/a	n/a	n/a
Rates of increase in compensation levels	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

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

The Company’s pension plans as of December 31, 2007 and 2006 were comprised of assets by category as follows:

	2007	2006
percent
Assets
Equity securities	63%	67%
Fixed income	32	29
Other	5	4

Total	100%	100%

There are no direct investments in Anadarko securities included in plan assets; however, there may be indirect investments in Anadarko securities through the plans’ mutual fund investments. The expected long-term rate of return on assets assumption was determined using the year-end 2007 pension investment balances by category and projected target asset allocations for 2008. The expected return for each of these categories was determined by using capital market projections, with consideration of actual five-year performance statistics for investments in place.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

22.	Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

	Pension Benefit Payments	Other Benefit Payments
millions
2008	$94	$22
2009	84	21
2010	90	21
2011	99	22
2012	102	22
2013-2017	630	112

For year-end 2007 measurement purposes, the Company used separate assumptions of cost increase rates for medical, prescription drugs and dental benefits covered by the plans. A 7% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2008, decreasing gradually to 5% in 2015 and later years. For prescription drug benefits, a rate of increase of 11% in the per capita cost was assumed for 2008, decreasing gradually to 5% in 2015 and later years. For dental care costs, the Company assumed a flat rate of increase of 5%. For year-end 2006 measurement purposes, the Company used separate assumptions of cost increase rates for medical, prescription drugs and dental benefits covered by the plans. A 7.5% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2007, decreasing gradually to 5% in 2015 and later years. For prescription drug benefits, a rate of increase of 12% in the per capita cost was assumed for 2007, decreasing gradually to 5% in 2015 and later years. For dental care costs, the Company assumed a flat rate of increase of 5%. The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plan. A 1% change in the assumed health care cost trend rate over the projected period would have the following effects:

	1% Increase	1% Decrease
millions
Effect on total of service and interest cost components	$3	$(3)
Effect on other postretirement benefit obligation	$14	$(11)

Employee Savings Plan  The Company has employee savings plans (ESP) which are defined contribution plans. The Company matches a portion of employees’ contributions. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $25 million, $20 million and $14 million for 2007, 2006 and 2005, respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

23.	Contingencies

General  Litigation charges of $56 million, $16 million and $64 million were expensed during 2007, 2006 and 2005, respectively. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

Litigation The Company is subject to various claims from its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis for royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee, and 117 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company’s present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright’s failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. On September 14, 2005, the trial court declined an early appeal of its order denying the defendants’ motion to dismiss. Meanwhile, the discovery process is ongoing. The court has entered an order whereby the case will be tried in phases, with Phase I beginning on August 5, 2008, and Phase II beginning on February 3, 2009. Prior to its acquisition by Anadarko, Kerr-McGee reached a settlement with the government; however, the court has permitted Mr. Wright to conduct additional discovery to test the reasonableness of the settlement. Discovery is currently underway. Management has accrued a liability for only the settlement amount. The Company believes that an additional loss, if any, is unlikely to have a material adverse effect on Anadarko’s financial position, results of operations or cash flows.

The Company was named as a defendant in a case styled Ivan J. Simmons, Madaline M. Thompson and Gaylon Lee Mitchusson v. Anadarko Petroleum Corporation, which was filed in February 2004 and is pending in the District Court in Caddo County, Oklahoma. Plaintiffs claim the Company failed to correctly pay royalties on gas, arguing that costs associated with compression, gathering, dehydration, and processing should not have been deducted or factored into the royalty calculation. Plaintiffs are seeking an award of monetary and punitive damages. In January 2008, the District Judge issued an order certifying this case as a class action. The defined class generally includes all royalty interest owners in Oklahoma wells where the Company is or was the operator, working interest owner or lessee and relates only to payment of hydrocarbons produced from those wells since 1985. The Company has accrued a liability for this matter and is preparing an interlocutory appeal of this class certification order.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

23.	Contingencies (Continued)

Deepwater Royalty Relief Act In 1995, the United States Congress passed the Deepwater Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalty on certain federal leases located in the deep waters of the Gulf of Mexico. After the passage of the DWRRA, the Minerals Management Service (MMS) included price thresholds on leases issued in 1996, 1997 and 2000 that eliminated this royalty relief if these price thresholds were exceeded. The 1998 and 1999 leases did not contain price threshold provisions. The Company currently owns interests in several deepwater Gulf of Mexico leases granted during the 1996-2000 time period (some originally owned by Kerr-McGee). In January 2006, the Department of the Interior (DOI) ordered Kerr-McGee Oil and Gas Corporation (KMOG) to pay oil and gas royalties and accrued interest on KMOG’s deepwater Gulf of Mexico production associated with eight 1996, 1997 and 2000 leases, for which KMOG believes royalties are suspended under the DWRRA. MMS is an agency of DOI. DOI issued the Order to Pay based on the assertion that DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices exceed certain levels specified by DOI. KMOG believes that DOI does not have the discretion to eliminate royalty relief on the DWRRA leases issued 1996 through 2000 and accordingly, is contesting the Order to Pay additional royalties. In that regard, on March 17, 2006, KMOG filed a lawsuit styled Kerr-McGee Oil and Gas Corp. v. C. Stephen Allred, Assistant Secretary for Land & Minerals Mgt. and the Deprt of the Interior in the U.S. District Court for the Western District of Louisiana against DOI for injunctive and declaratory relief with respect to DOI’s claims for additional royalties. KMOG and DOI agreed to mediate the dispute voluntarily and although the parties participated actively in the mediation, the mediation concluded without resolution of the dispute.

KMOG filed a motion for summary judgment, and in October 2007 the District Court ruled in favor of KMOG. The DOI has appealed the decision to the U.S. Court of Appeals for the Fifth Circuit.

In addition to interests in the eight KMOG deepwater Gulf of Mexico leases subject to this proceeding, Anadarko and KMOG own interests in other 1996, 1997 and 2000 deepwater Gulf of Mexico leases, and these leases contain similar pricing thresholds as the eight KMOG leases. The Company has accrued a liability of approximately $377 million, which, as of December 31, 2007, is equal to the royalties (plus accrued interest) that could be owed on the 1996, 1997 and 2000 leases granted to the Company in the Gulf of Mexico that contain price threshold provisions. The liability will continue to be adjusted monthly as production is sold and sales prices are confirmed, until the resolution of the matter is final. Under the applicable statutes, regulations and lease terms attributable to the 1998 and 1999 leases, no royalties are owed on production from these leases until the applicable royalty suspension volumes are exhausted; accordingly, no amounts have been accrued for potential royalty payments under those leases.

Guarantees and Indemnifications Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly-owned subsidiary that held Kerr-McGee’s chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. As of December 31, 2007, the Company has a $98 million liability recorded for the guarantee obligation.

The Company is guarantor for specific financial obligations of a trona mining affiliate. The investment in this entity is accounted for using the equity method. The Company has guaranteed a portion of amounts due under a term loan. The Company’s guarantee under the term loan expires in 2010, coinciding with the maturity of that agreement. The Company would be obligated to pay $15 million under the term loan if the affiliate defaulted on the obligation. No liability has been recognized for this guarantee as of December 31, 2007.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

23.	Contingencies (Continued)

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

The Company also provides certain indemnifications in relation to dispositions of assets. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for potential future audit adjustments that may be imposed by the Canadian taxing authorities for tax years prior to the sale. The Company believes it is probable that these liabilities will be settled with the purchaser in cash. At December 31, 2007, the Company had a $138 million liability for the contingency.

Other  The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material effect on the Company.

Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of December 31, 2007, the Company’s balance sheet included a $132 million liability for remediation and reclamation obligations, most of which were incurred by companies that Anadarko has acquired. The Company continually monitors the liability recorded and the remediation and reclamation process.

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

The supplementary oil and gas data that follows is presented in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities” and includes (1) capitalized costs, costs incurred and results of operations related to oil and gas producing activities, (2) net proved oil and gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves. The Other International reserves as of December 31, 2007 were located primarily in Brazil and China. The discontinued operations presented on the following pages are associated with the Company’s Canadian operations that were divested in 2006.

millions	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
Capitalized Costs Related to Oil and Gas Activities

2007
Capitalized
Unproved properties	$11,689	$13	$1,404	$13,106	$—	$13,106
Proved properties	24,082	1,030	1,001	26,113	—	26,113

	35,771	1,043	2,405	39,219	—	39,219
Accumulated DD&A	5,429	446	194	6,069	—	6,069

Net capitalized costs	$30,342	$597	$2,211	$33,150	$—	$33,150

2006
Capitalized
Unproved properties	$12,794	$11	$1,606	$14,411	$—	$14,411
Proved properties	23,632	981	696	25,309	—	25,309

	36,426	992	2,302	39,720	—	39,720
Accumulated DD&A	3,634	385	202	4,221	—	4,221

Net capitalized costs	$32,792	$607	$2,100	$35,499	$—	$35,499

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Costs Incurred in Oil and Gas Activities

The following table reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development activities.

millions	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
2007
Property acquisitions
Unproved (1)	$(500)	$—	$207	$(293)	$—	$(293)
Proved (2)	(604)	—	13	(591)	—	(591)
Exploration	575	23	236	834	—	834
Development (3)	2,623	46	136	2,805	—	2,805

Total Costs Incurred	$2,094	$69	$592	$2,755	$—	$2,755

2006
Property acquisitions
Unproved	$11,975	$—	$1,397	$13,372	$54	$13,426
Proved	13,893	3	600	14,496	1	14,497
Exploration	673	22	111	806	92	898
Development (3)	2,958	54	72	3,084	400	3,484

Total Costs Incurred	$29,499	$79	$2,180	$31,758	$547	$32,305

2005
Property acquisitions
Unproved	$191	$—	$10	$201	$40	$241
Proved	44	—	—	44	1	45
Exploration	505	11	44	560	124	684
Development (3)	1,810	43	57	1,910	287	2,197

Total Costs Incurred	$2,550	$54	$111	$2,715	$452	$3,167

(1)

Includes purchase price adjustments related to finalizing the allocation of fair value to unproved properties acquired with the Kerr-McGee and Western acquisitions in 2006 of $(608) million and $124 million associated with properties in the United States and other international areas, respectively.

(2)

Includes purchase price adjustments related to finalizing the allocation of fair value to proved properties acquired with the Kerr-McGee and Western acquisitions in 2006 of $(613) million and $13 million associated with properties in the United States and other international areas, respectively.

(3)	Development costs incurred for the year include costs related to the prior year-end proved undeveloped reserves as follows:

	2007	2006	2005
millions
United States	$857	$1,161	$367
Algeria	11	34	28
Other International	68	16	34

Total Continuing Operations	$936	$1,211	$429

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Results of Operations

Net revenues from production in the following schedule includes only the revenues from the production and sale of gas, oil, condensate and NGLs. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include DD&A allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
millions except per barrel amounts
2007
Net revenues from production
Third-party sales	$4,190	$1,223	$360	$5,773	$—	$5,773
Sales to consolidated affiliates	3,384	418	70	3,872	—	3,872
Gains on property dispositions	3,940	—	189	4,129	—	4,129

	11,514	1,641	619	13,774	—	13,774
Production costs
Oil and gas operating	993	47	59	1,099	—	1,099
Oil and gas transportation and other	426	24	1	451	—	451
Production related general and administrative expenses	137	29	13	179	—	179
Other taxes	446	705	33	1,184	—	1,184

	2,002	805	106	2,913	—	2,913

Exploration expenses	671	15	219	905	—	905
Depreciation, depletion and amortization	2,435	63	113	2,611	—	2,611
Impairments related to oil and gas properties	13	—	11	24	—	24

	6,393	758	170	7,321	—	7,321
Income tax expense	2,252	540	31	2,823	—	2,823

Results of operations	$4,141	$218	$139	$4,498	$—	$4,498

2006
Net revenues from production
Third-party sales	$4,480	$535	$246	$5,261	$695	$5,956
Sales to consolidated affiliates	3,011	1,008	122	4,141	—	4,141
Gains on property dispositions	—	—	26	26	—	26

	7,491	1,543	394	9,428	695	10,123
Production costs
Oil and gas operating	713	42	67	822	110	932
Oil and gas transportation and other	317	23	1	341	—	341
Production related general and administrative expenses	152	8	9	169	62	231
Other taxes	405	103	2	510	10	520

	1,587	176	79	1,842	182	2,024

Exploration expenses	568	21	148	737	18	755
Depreciation, depletion and amortization	1,428	59	125	1,612	119	1,731
Impairments related to oil and gas properties	4	—	184	188	4	192

	3,904	1,287	(142)	5,049	372	5,421
Income tax expense	1,396	528	(68)	1,856	140	1,996

Results of operations	$2,508	$759	$(74)	$3,193	$232	$3,425

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Results of Operations (Continued)

	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
millions except per barrel amounts
2005
Net revenues from production
Third-party sales	$1,446	$468	$209	$2,123	$913	$3,036
Sales to consolidated affiliates	3,050	837	112	3,999	—	3,999
Gains on property dispositions	92	—	16	108	12	120

	4,588	1,305	337	6,230	925	7,155

Production costs
Oil and gas operating	324	34	57	415	108	523
Oil and gas transportation and other	233	23	—	256	16	272
Production related general and administrative expenses	108	12	14	134	80	214
Other taxes	313	—	7	320	18	338

	978	69	78	1,125	222	1,347
Exploration expenses	394	6	45	445	28	473
Depreciation, depletion and amortization	674	57	98	829	215	1,044
Impairments related to oil and gas properties	—	—	15	15	—	15

	2,542	1,173	101	3,816	460	4,276
Income tax expense	886	446	53	1,385	175	1,560

Results of operations	$1,656	$727	$48	$2,431	$285	$2,716

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

Algerian reserves are shown in accordance with each Production Sharing Agreement (PSC). The reserves include estimated quantities allocated to Anadarko for recovery of costs and Algerian income taxes and Anadarko’s net equity share after recovery of such costs. Other international reserves are shown in accordance with the respective PSC or risk service contract and are calculated using the economic interest method.

During 2007, sales of proved reserves in place associated with the Company’s asset realignment program totaled 620 MMBOE. Excluding the effect of divestitures, the Company added approximately 252 MMBOE of proved reserves in 2007. Reserve adds were primarily driven by successful drilling in coalbed methane and conventional plays and successful infill drilling onshore in the United States, as well as the initial recognition of proved reserves for the Peregrino development offshore Brazil. The Company’s reserves increased in 2006 primarily due to the acquisitions of Kerr-McGee and Western and successful exploration and development drilling onshore in the United States, partially offset by the disposition of Canadian properties and downward revisions primarily related to the K2 complex in the Gulf of Mexico, adjustments in Algeria (not related to the exceptional profits tax) and a decrease in natural gas prices.

The estimates of proved reserves are made using available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions as well as changes in the expected recovery rates associated with infill drilling. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits sooner.

Anadarko’s estimates of proved reserves and associated future net cash flows as of December 31, 2007 were made solely by the Company’s engineers and are the responsibility of management. The methods and procedures used in preparing the Company’s estimates of proved reserves, as of December 31, 2007, were reviewed by Netherland, Sewell & Associates, Inc. (NSAI). It should be understood that NSAI’s review of the Company’s procedures and methods relating to Anadarko’s estimates of proved reserves does not constitute a complete review, study or audit of the estimated proved reserves. Through participation in the procedures and methods review of Anadarko properties, NSAI was able to: (1) observe, in some detail, the methods and procedures, and the degree to which the Company’s engineers adhere to the definitions and guidelines of the U.S. Securities and Exchange Commission (SEC) in developing the reserve estimates; (2) provide opinions to Anadarko’s reserves group and reserves estimators regarding questions and issues raised during the meetings; (3) provide Anadarko’s reserves group and reserves estimators with industry information related to reserves estimating issues and practices. Anadarko incorporated NSAI suggestions for changes in methods and procedures into its reserve estimation process where the Company deemed appropriate. NSAI’s opinions resulting from their participation in the review meetings should not be construed as NSAI expressing a view on the overall reasonableness of the Company’s reserve estimates or procedures and methods. Management’s intent in retaining NSAI to review its methods and procedures is to provide for objective third party input on these methods and procedures and gather industry information applicable to its reserve estimation and reporting process.

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Oil and Gas Reserves (Continued)

	Natural Gas (Bcf)
	United States	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
Proved Reserves
December 31, 2004	6,093	153	6,246	1,282	7,528
Revisions of prior estimates	627	—	627	(34)	593
Extensions, discoveries and other additions	342	—	342	188	530
Purchases in place	28	—	28	2	30
Sales in place	(98)	(153)	(251)	(4)	(255)
Production	(414)	—	(414)	(102)	(516)

December 31, 2005	6,578	—	6,578	1,332	7,910
Revisions of prior estimates	(34)	—	(34)	(14)	(48)
Extensions, discoveries and other additions	234	—	234	31	265
Improved recovery	11	—	11	—	11
Purchases in place	4,256	—	4,256	—	4,256
Sales in place	(1)	—	(1)	(1,263)	(1,264)
Production	(558)	—	(558)	(86)	(644)

December 31, 2006	10,486	—	10,486	—	10,486

Revisions of prior estimates	460	—	460	—	460
Extensions, discoveries and other additions	460	—	460	—	460
Improved recovery	4	—	4	—	4
Purchases in place	4	—	4	—	4
Sales in place	(2,212)	—	(2,212)	—	(2,212)
Production	(698)	—	(698)	—	(698)

December 31, 2007	8,504	—	8,504	—	8,504

Proved Developed Reserves
December 31, 2004	4,469	—	4,469	997	5,466
December 31, 2005	4,553	—	4,553	1,024	5,577
December 31, 2006	7,618	—	7,618	—	7,618
December 31, 2007	6,308	—	6,308	—	6,308

Proved Undeveloped Reserves
December 31, 2004	1,624	153	1,777	285	2,062
December 31, 2005	2,025	—	2,025	308	2,333
December 31, 2006	2,868	—	2,868	—	2,868
December 31, 2007	2,196	—	2,196	—	2,196

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Oil and Gas Reserves (Continued)

	Oil, Condensate and NGLs (MMBbls)
	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
Proved Reserves
December 31, 2004	632	350	91	1,073	40	1,113
Revisions of prior estimates	10	(6)	(25)	(21)	1	(20)
Extensions, discoveries and other additions	67	4	—	71	2	73
Improved recovery	45	—	—	45	—	45
Sales in place	(9)	—	—	(9)	—	(9)
Production	(37)	(24)	(8)	(69)	(3)	(72)

December 31, 2005	708	324	58	1,090	40	1,130
Revisions of prior estimates	(46)	(21)	1	(66)	—	(66)
Extensions, discoveries and other additions	11	6	—	17	—	17
Improved recovery	25	—	—	25	—	25
Purchases in place	281	—	40	321	—	321
Sales in place	—	—	(39)	(39)	(38)	(77)
Production	(54)	(22)	(8)	(84)	(2)	(86)

December 31, 2006	925	287	52	1,264	—	1,264

Revisions of prior estimates	42	2	—	44	—	44
Extensions, discoveries and other additions	8	—	54	62	—	62
Improved recovery	(9)	—	—	(9)	—	(9)
Sales in place	(240)	—	(11)	(251)	—	(251)
Production	(64)	(25)	(7)	(96)	—	(96)

December 31, 2007	662	264	88	1,014	—	1,014

Proved Developed Reserves
December 31, 2004	350	176	51	577	29	606
December 31, 2005	340	195	31	566	28	594
December 31, 2006	505	176	38	719	—	719
December 31, 2007	392	158	24	574	—	574

Proved Undeveloped Reserves
December 31, 2004	282	174	40	496	11	507
December 31, 2005	368	129	27	524	12	536
December 31, 2006	420	111	14	545	—	545
December 31, 2007	270	106	64	440	—	440

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Oil and Gas Reserves (Continued)

	Total (MMBOE)
	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
Proved Reserves
December 31, 2004	1,646	350	117	2,113	254	2,367
Revisions of prior estimates (1)	116	(6)	(26)	84	(5)	79
Extensions, discoveries and other additions	124	4	—	128	34	162
Improved recovery	45	—	—	45	—	45
Purchases in place	5	—	—	5	—	5
Sales in place	(25)	—	(25)	(50)	(1)	(51)
Production	(106)	(24)	(8)	(138)	(20)	(158)

December 31, 2005	1,805	324	58	2,187	262	2,449
Revisions of prior estimates (1)	(53)	(21)	1	(73)	(2)	(75)
Extensions, discoveries and other additions	50	6	—	56	5	61
Improved recovery	27	—	—	27	—	27
Purchases in place	990	—	40	1,030	—	1,030
Sales in place	—	—	(39)	(39)	(248)	(287)
Production	(147)	(22)	(8)	(177)	(17)	(194)

December 31, 2006	2,672	287	52	3,011	—	3,011

Revisions of prior estimates (1)	119	2	—	121	—	121
Extensions, discoveries and other additions	85	—	54	139	—	139
Improved recovery	(9)	—	—	(9)	—	(9)
Purchases in place	1	—	—	1	—	1
Sales in place	(609)	—	(11)	(620)	—	(620)
Production	(180)	(25)	(7)	(212)	—	(212)

December 31, 2007	2,079	264	88	2,431	—	2,431

Proved Developed Reserves
December 31, 2004	1,095	176	51	1,322	195	1,517
December 31, 2005	1,099	195	31	1,325	199	1,524
December 31, 2006	1,775	176	38	1,989	—	1,989
December 31, 2007	1,443	158	24	1,625	—	1,625

Proved Undeveloped Reserves
December 31, 2004	551	174	66	791	59	850
December 31, 2005	706	129	27	862	63	925
December 31, 2006	897	111	14	1,022	—	1,022
December 31, 2007	636	106	64	806	—	806

(1)	Revisions of prior estimates for 2007, 2006 and 2005 include 109 MMBOE, 160 MMBOE and 102 MMBOE, respectively, of additions generated by Anadarko’s infill drilling programs.

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

At December 31, 2007, the present value (discounted at 10%) of future net cash flows from Anadarko’s proved reserves was $28.9 billion, (stated in accordance with the regulations of the SEC and the FASB). The increase of $3.3 billion or 13% in 2007 compared to 2006 is primarily due to higher natural gas and oil prices at year-end 2007 and successful exploration and development, partially offset by the Company’s divestiture program.

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

Expected future development costs over the next three years to develop PUDs as of December 31, 2007 are as follows:

	2008	2009	2010
millions
United States	$1,481	$1,178	$659
Algeria	56	382	356
Other International	292	275	93

Total	$1,829	$1,835	$1,108

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Oil and Gas Reserves

	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
millions
2007
Future cash inflows	$106,439	$25,296	$6,403	$138,138	$—	$138,138
Future production costs	27,124	8,874	2,543	38,541	—	38,541
Future development costs	8,358	1,156	924	10,438	—	10,438
Future income tax expenses	24,257	8,502	1,126	33,885	—	33,885

Future net cash flows	46,700	6,764	1,810	55,274	—	55,274
10% annual discount for estimated timing of cash flows	22,424	3,427	506	26,357	—	26,357

Standardized measure of discounted future net cash flows	$24,276	$3,337	$1,304	$28,917	$—	$28,917

2006
Future cash inflows	$98,537	$18,301	$2,425	$119,263	$—	$119,263
Future production costs	26,407	3,858	814	31,079	—	31,079
Future development costs	10,142	983	83	11,208	—	11,208
Future income tax expenses	20,891	5,592	365	26,848	—	26,848

Future net cash flows	41,097	7,868	1,163	50,128	—	50,128
10% annual discount for estimated timing of cash flows	19,743	4,356	396	24,495	—	24,495

Standardized measure of discounted future net cash flows	$21,354	$3,512	$767	$25,633	$—	$25,633

2005
Future cash inflows	$87,304	$19,192	$2,507	$109,003	$12,679	$121,682
Future production costs	17,262	1,025	515	18,802	2,847	21,649
Future development costs	5,231	746	238	6,215	1,076	7,291
Future income tax expenses	22,671	6,445	607	29,723	2,692	32,415

Future net cash flows	42,140	10,976	1,147	54,263	6,064	60,327
10% annual discount for estimated timing of cash flows	22,384	5,238	338	27,960	3,075	31,035

Standardized measure of discounted future net cash flows	$19,756	$5,738	$809	$26,303	$2,989	$29,292

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Oil and Gas Reserves

	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
millions
2007
Beginning of year	$21,354	$3,512	$767	$25,633	$—	$25,633
Sales and transfers of oil and gas produced, net of production costs	(5,572)	(836)	(324)	(6,732)	—	(6,732)
Net changes in prices and production costs	11,735	4,150	358	16,243	—	16,243
Changes in estimated future development costs	(11)	(494)	(635)	(1,140)	—	(1,140)
Extensions, discoveries, additions and improved recovery, less related costs	196	—	1,601	1,797	—	1,797
Development costs incurred during the period	900	39	47	986	—	986
Revisions of previous quantity estimates	1,700	(1,722)	41	19	—	19
Purchases of minerals in place	16	—	—	16	—	16
Sales of minerals in place	(9,088)	—	(214)	(9,302)	—	(9,302)
Accretion of discount	3,173	652	102	3,927	—	3,927
Net change in income taxes	(1,375)	(1,676)	(500)	(3,551)	—	(3,551)
Other	1,248	(288)	61	1,021	—	1,021

End of year	$24,276	$3,337	$1,304	$28,917	$—	$28,917

2006
Beginning of year	$19,756	$5,738	$809	$26,303	$2,989	$29,292
Sales and transfers of oil and gas produced, net of production costs	(5,904)	(1,367)	(289)	(7,560)	(513)	(8,073)
Net changes in prices and production costs	(10,974)	(1,441)	5	(12,410)	48	(12,362)
Changes in estimated future development costs	(266)	(520)	154	(632)	420	(212)
Extensions, discoveries, additions and improved recovery, less related costs	(432)	113	—	(319)	—	(319)
Development costs incurred during the period	1,021	66	12	1,099	191	1,290
Revisions of previous quantity estimates	(1,866)	(267)	(22)	(2,155)	(13)	(2,168)
Purchases of minerals in place	16,390	—	850	17,240	38	17,278
Sales of minerals in place	—	—	(1,073)	(1,073)	(4,638)	(5,711)
Accretion of discount	3,016	915	126	4,057	408	4,465
Net change in income taxes	27	403	195	625	1,088	1,713
Other	586	(128)	—	458	(18)	440

End of year	$21,354	$3,512	$767	$25,633	$—	$25,633

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Oil and Gas Reserves (Continued)

	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
2005
Beginning of year	$11,923	$4,115	$810	$16,848	$1,801	$18,649
Sales and transfers of oil and gas produced, net of production costs	(3,518)	(1,236)	(243)	(4,997)	(721)	(5,718)
Net changes in prices and production costs	10,736	3,732	771	15,239	1,809	17,048
Changes in estimated future development costs	(255)	(235)	14	(476)	(259)	(735)
Extensions, discoveries, additions and improved recovery, less related costs	1,415	120	—	1,535	648	2,183
Development costs incurred during the period	874	45	57	976	76	1,052
Revisions of previous quantity estimates	1,363	(465)	(688)	210	(104)	106
Purchases of minerals in place	73	—	—	73	4	77
Sales of minerals in place	(324)	—	(51)	(375)	(8)	(383)
Accretion of discount	1,828	650	118	2,596	241	2,837
Net change in income taxes	(4,043)	(1,034)	(75)	(5,152)	(478)	(5,630)
Other	(316)	46	96	(174)	(20)	(194)

End of year	$19,756	$5,738	$809	$26,303	$2,989	$29,292

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL QUARTERLY INFORMATION

(Unaudited)

Quarterly Financial Data

The following table shows summary quarterly financial data for 2007 and 2006. As discussed in Note 2 of the Consolidated Financial Statements, in the third quarter of 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. Because this change in accounting principle is required to be applied retroactively, financial information for the second quarter of 2007 and prior periods presented in the table below has been revised.

Additionally, as part of finalizing Anadarko’s consolidated financial statements as of and for the year ended December 31, 2007, management identified inadvertent errors in its calculations of gains on asset divestitures that closed during the first nine months of 2007, which resulted in the Company reporting in its Quarterly Report on Form 10-Q net gains on asset divestitures of $343 million and $4.6 billion for the three and nine months ended September 30, 2007, respectively, compared to $308 million and $4.4 billion, respectively, based on the corrected gain calculations. Management concluded that the misstatement of the net gains on divestitures was not material to affected interim periods in 2007, and, therefore concluded that amending its previously filed Quarterly Report was not necessary. While the identified interim period misstatements have no effect on reported results for the full year 2007, the Company, in the summary quarterly financial data that follows, is providing the corrected gain amounts for all interim periods presented. Taking into account income tax effects, correction of previously reported net divestiture gains for the three and nine months ended September 30, 2007 reduced net income available to common stockholders by $23 million and $112 million, respectively, and reduced corresponding diluted earnings per share by $0.05 and $0.23, respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
millions except share amounts
2007
Sales revenues and other	$2,652	$3,091	$2,687	$2,802
Gains on divestitures, net	$2,598	$1,494	$308	$260
Operating income	$3,031	$2,394	$1,061	$861
Income from continuing operations	$1,695	$1,306	$493	$276
Income (loss) from discontinued operations, net of taxes	$27	$7	$(12)	$(11)
Net income	$1,722	$1,313	$481	$265
Net income available to common stockholders	$1,721	$1,313	$480	$264
Earnings per share:
Income from continuing operations — basic	$3.66	$2.81	$1.06	$0.59
Income from continuing operations — diluted	$3.64	$2.79	$1.05	$0.59
Income (loss) from discontinued operations, net of taxes — basic	$0.06	$0.02	$(0.03)	$(0.02)
Income (loss) from discontinued operations, net of taxes — diluted	$0.06	$0.02	$(0.03)	$(0.02)
Net income available to common stockholders — basic	$3.71	$2.82	$1.03	$0.56
Net income available to common stockholders — diluted	$3.70	$2.81	$1.03	$0.56
Average number common shares outstanding — basic	463	465	466	467
Average number common shares outstanding — diluted	465	467	468	470

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL QUARTERLY INFORMATION

(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
millions except share amounts
2006
Sales revenues and other	$1,705	$1,813	$3,503	$3,183
Gains on divestitures, net	$—	$23	$3	$—
Operating income	$883	$1,016	$2,072	$410
Income (loss) from continuing operations	$538	$658	$1,310	$(32)
Income from discontinued operations, net of taxes	$87	$158	$75	$1,955
Net income	$625	$816	$1,385	$1,923
Net income available to common stockholders	$624	$815	$1,385	$1,922
Earnings per share:
Income (loss) from continuing operations — basic	$1.17	$1.43	$2.85	$(0.08)
Income (loss) from continuing operations — diluted	$1.16	$1.42	$2.83	$(0.08)
Income from discontinued operations, net of taxes — basic	$0.19	$0.34	$0.16	$4.24
Income from discontinued operations, net of taxes — diluted	$0.19	$0.34	$0.16	$4.24
Net income available to common stockholders — basic	$1.36	$1.77	$3.01	$4.16
Net income available to common stockholders — diluted	$1.34	$1.76	$2.99	$4.16
Average number common shares outstanding — basic	460	459	460	462
Average number common shares outstanding — diluted	465	463	463	462

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Assessment of Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in Anadarko’s internal controls over financial reporting during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In August 2006, the Company completed the acquisitions of Kerr-McGee and Western. Management completed the integration process of the acquired companies’ historical internal control over financial reporting with the Company’s internal control over financial reporting in 2007. The integration did not materially affect the Company’s internal control over financial reporting.

In the third quarter of 2007, the Company changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method. The change in accounting method did not materially affect the Company’s internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Anadarko Board of Directors, Corporate Governance—Board of Directors, Corporate Governance—Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance in the Anadarko Petroleum Corporation Proxy Statement (Proxy Statement), for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 20, 2008 (to be filed with the Securities and Exchange Commission prior to April 10, 2008), each of which is incorporated herein by reference.

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

See Corporate Governance—Board of Directors—Compensation and Benefits Committee Interlocks and Insider Participation, Corporate Governance—Board of Directors—Director Compensation, Corporate Governance—Director Compensation Table for 2007, Compensation and Benefits Committee Report on 2007 Executive Compensation, Compensation Discussion and Analysis and Executive Compensation in the Proxy Statement, each of which is incorporated herein by reference. The Compensation and Benefits Committee Report and related information incorporated by reference herein shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement, which is incorporated herein by reference.

Equity Compensation Plan Table The following table sets forth information with respect to the equity compensation plans available to directors, officers and employees of the Company as of December 31, 2007:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	4,730,654	$42.42	7,996,038
Equity compensation plans not approved by security holders	—	—	—

Total	4,730,654	$42.42	7,996,038

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Corporate Governance—Board of Directors and Transactions with Related Persons in the Proxy Statement, each of which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See Independent Auditor in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits The following documents are filed as a part of this report or incorporated by reference:

(1)	The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 58.

(2)	Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Originally Filed as Exhibit	File Number
2(a)	Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Merger Sub, Inc. and Western Gas Resources, Inc.	2.1 to Form 8-K dated June 26, 2006	1-8968

(b)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Merger Sub, Inc. and Western Gas Resources, Inc.	2.1 to Form 8-K dated July 12, 2006	1-8968

(c)	Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Acquisition Sub, Inc. and Kerr-McGee Corporation	2.2 to Form 8-K dated June 26, 2006	1-8968

3(a)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496

(b)	By-laws of Anadarko Petroleum Corporation, as amended	3.1 to Form 8-K dated February 16, 2007	1-8968

(c)	Certificate of Amendment of Anadarko’s Restated Certificate of Incorporation	4.1 to Form 8-K dated July 28, 2000	1-8968

(d)	Certificate of Amendment of Anadarko’s Restated Certificate of Incorporation	3(d) to Form 10-Q for quarter ended June 30, 2006	1-8968

4(a)	Certificate of Designation of 5.46% Cumulative Preferred Stock, Series B	4(a) to Form 8-K dated May 6, 1998	1-8968

(b)	Rights Agreement, dated as of October 29, 1998, between Anadarko Petroleum Corporation and The Chase Manhattan Bank	4.1 to Form 8-A dated October 30, 1998	1-8968

(c)	Amendment No. 1 to Rights Agreement, dated as of April 2, 2000 between Anadarko and the Rights Agent	2.4 to Form 8-K dated April 2, 2000	1-8968

(d)	Underwriting Agreement, dated September 14, 2006, among Anadarko Petroleum Corporation and the Underwriters	1.1 to Form 8-K dated September 19, 2006	1-8968

(e)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A.	4.1 to Form 8-K dated September 19, 2006	1-8968

Exhibit Number	Description	Originally Filed as Exhibit	File Number
4(f)	Second Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.1 to Form 8-K dated October 5, 2006	1-8968

(g)	Ninth Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.2 to Form 8-K dated October 5, 2006	1-8968

10(i)	Anadarko Petroleum Corporation Amended and Restated 1988 Stock Option Plan for Non-Employee Directors	Attachment A to DEF 14A filed March 16, 1994	1-8968

(ii)	Amendment to Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	10(b)(vii) to Form 10-K for year ended December 31, 1997	1-8968

(iii)	Second Amendment to Anadarko Petroleum Corporation 1988 Stock Option Plan for Non-Employee Directors	10(b)(viii) to Form 10-K for year ended December 31, 1997	1-8968

(iv)	Third Amendment to 1988 Stock Option Plan for Non- Employee Directors	10(b)(v) to Form 10-K for year ended December 31, 2003	1-8968

(v)	1998 Director Stock Plan of Anadarko Petroleum Corporation, effective January 30, 1998	Appendix A to DEF 14A filed March 16, 1998	1-8968

(vi)	Form of Anadarko Petroleum Corporation 1998 Director Stock Plan Stock Option Agreement	10.1 to Form 8-K dated November 17, 2005	1-8968

(vii)	1993 Stock Incentive Plan	10(b)(xii) to Form 10-K for year ended December 31, 1993	1-8968

(viii)	First Amendment to Anadarko Petroleum Corporation 1993 Stock Incentive Plans	Appendix A to DEF 14A filed March 12, 1997	1-8968

(ix)	Second Amendment to Anadarko Petroleum Corporation 1993 Stock Incentive Plans	10(b)(xv) to Form 10-K for year ended December 31, 1997	1-8968

(x)	Anadarko Petroleum Corporation 1993 Stock Incentive Plan Stock Option Agreement	10(a) to Form 10-Q for quarter ended March 31, 1996	1-8968

(xi)	Form of Anadarko Petroleum Corporation 1993 Stock Incentive Plan Stock Option Agreement	10(b)(xvii) to Form 10-K for year ended December 31, 1997	1-8968

(xii)	Form of Anadarko Petroleum Corporation 1993 Stock Incentive Plan Restricted Stock Agreement	10(b)(xviii) to Form 10-K for year ended December 31, 1997	1-8968

(xiii)	Anadarko Petroleum Corporation Amended and Restated 1999 Stock Incentive Plan	Appendix A to DEF 14A filed March 18, 2005	1-8968

(xiv)	Form of Anadarko Petroleum Corporation Executive 1999 Stock Incentive Plan Stock Option Agreement	10.2 to Form 8-K dated November 17, 2005	1-8968

Exhibit Number	Description	Originally Filed as Exhibit	File Number

10(xv)	Form of Anadarko Petroleum Corporation Non-Executive 1999 Stock Incentive Plan Stock Option Agreement	10.3 to Form 8-K dated November 17, 2005	1-8968

(xvi)	Form of Stock Option Agreement—1999 Stock Incentive Plan (UK Nationals)	10.4 to Form 8-K dated November 17, 2005	1-8968

(xvii)	Amendment to Stock Option Agreement Under the Anadarko Petroleum Corporation 1999 Stock Incentive Plan	10.1 to Form 8-K dated January 23, 2007	1-8968

(xviii)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan (Amendment to Performance Unit Agreement)	10.3 to Form 8-K dated November 13, 2007	1-8968

(xix)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Restricted Stock Agreement	10(b)(xxiv) to Form 10-K for year ended December 31, 1999	1-8968

(xx)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Share Agreement	10(b) to Form 10-Q for quarter ended March 31, 2004	1-8968

(xxi)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Unit Agreement	10.1 to Form 8-K dated December 14, 2004	1-8968

(xxii)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Unit Agreement	10.1 to Form 8-K dated December 9, 2005	1-8968

(xxiii)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Unit Agreement	10.2 to Form 8-K dated December 11, 2006	1-8968

(xxiv)	The Approved UK Sub-Plan of the Anadarko Petroleum Corporation 1999 Stock Incentive Plan	10(b)(xxiv) to Form 10-K for year ended December 31, 2003	1-8968

(xxv)	Annual Incentive Bonus Plan, as amended January 1, 2004	Appendix C to DEF 14A filed March 12, 2004	1-8968

(xxvi)	Key Employee Change of Control Contract	10(b)(xxii) to Form 10-K for year ended December 31, 1997	1-8968

(xxvii)	First Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract	10(b) to Form 10-Q for quarter ended September 30, 2000	1-8968

(xviii)	Form of Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract	10(b)(ii) to Form 10-Q for quarter ended June 30, 2003	1-8968

(xxix)	Employment Agreement—James T. Hackett	10.1 to Form 8-K dated December 11, 2006	1-8968

(xxx)	Letter Agreement regarding Post-Retirement Benefits, dated February 16, 2004—Robert J. Allison, Jr.	10(b)(xxxiv) to Form 10-K for year ended December 31, 2003	1-8968

(xxxi)	Anadarko Retirement Restoration Plan, effective January 1, 1995	10(b)(xix) to Form 10-K for year ended December 31, 1995	1-8968

Exhibit Number	Description	Originally Filed as Exhibit	File Number

10(xxxii)	Anadarko Savings Restoration Plan, effective January 1, 1995	10(b)(xx) to Form 10-K for year ended December 31, 1995	1-8968

(xxxiii)	First Amendment to Anadarko Retirement Restoration Plan, effective July 31, 2003	10(b)(xxxiii) to Form 10-K for year ended December 31, 2005	1-8968

(xxxiv)	Anadarko Retirement Restoration Plan (As Amended and Restated Effective as of November 7, 2007)	10.2 to Form 8-K dated November 13, 2007	1-8968

(xxxv)	Amendment to Amended and Restated Anadarko Savings Restoration Plan, effective January 29, 1998	10(b)(xxxi) to Form 10-K for year ended December 31, 1997	1-8968

(xxxvi)	Amendment to Amended and Restated Anadarko Savings Restoration Plan, effective January 1, 2005	10(b)(xxxv) to Form 10-K for year ended December 31, 2005	1-8968

(xxxvii)	Anadarko Petroleum Corporation Estate Enhancement Program	10(b)(xxxiv) to Form 10-K for year ended December 31, 1998	1-8968

(xxxviii)	Estate Enhancement Program Agreement between Anadarko Petroleum Corporation and Eligible Executives	10(b)(xxxv) to Form 10-K for year ended December 31, 1998	1-8968

(xxxix)	Estate Enhancement Program Agreements effective November 29, 2000	10(b)(xxxxii) to Form 10-K for year ended December 31, 2000	1-8968

(xl)	Anadarko Petroleum Corporation Management Life Insurance Plan, restated November 1, 2002	10(b)(xxxii) to Form 10-K for year ended December 31, 2002	1-8968

(xli)	First Amendment to Anadarko Petroleum Corporation Management Life Insurance Plan, effective June 30, 2003	10(b)(xliii) to Form 10-K for year ended December 31, 2003	1-8968

(xlii)	Management Disability Plan—Plan Summary	10(b)(xxxiii) to Form 10-K for year ended December 31, 2002	1-8968
(xliii)	Anadarko Petroleum Corporation Officer Severance Plan	10(b)(iv) to Form 10-Q for quarter ended September 30, 2003	1-8968

(xliv)	Form of Termination Agreement and Release of All Claims Under Officer Severance Plan	10(b)(v) to Form 10-Q for quarter ended September 30, 2003	1-8968

(xlv)	Anadarko Petroleum Corporation Deferred Compensation Plan effective January 1, 2005	10(b)(ii) to Form 10-Q for quarter ended September 30, 2004	1-8968
(xlvi)	Director and Officer Indemnification Agreement	10 to Form 8-K dated September 3, 2004	1-8968

Exhibit Number	Description	Originally Filed as Exhibit	File Number

10(xlvii)	Summary of Director Compensation	10.1 to Form 8-K dated May 17, 2005	1-8968

(xlviii)	Summary of Material Terms of Employment—R. A. Walker	10.1 to Form 8-K dated August 11, 2005	1-8968

(xlix)	Summary of Material Terms of Employment—Bruce W. Busmire	10.1 to Form 8-K dated May 4, 2006	1-8968

(l)	Retention Agreement between Anadarko Petroleum Corporation and Charles A. Meloy dated August 10, 2006	10.1 to Form 8-K dated August 15, 2006	1-8968

(li)	Amended and Restated Continuity Agreement, dated as of June 22, 2006, between Kerr-McGee Corporation and Luke R. Corbett	10.1 to Form 8-K dated June 26, 2006	1-16619

(lii)	Compensatory Arrangements for Certain Officers	Form 8-K dated January 17, 2007	1-8968

(liii)	$8.0 billion Term Loan Agreement, dated as of April 10, 2007, among Anadarko Petroleum Corporation and the Lenders	10.1 to Form 8-K dated April 13, 2007	1-8968

*(liv)	$2.2 billion Term Loan Agreement, dated as of December 27, 2007, among WGR Asset Holding Company LLC and Trinity Associates LLC

*(lv)	Amended and Restated Limited Liability Company Agreement of Trinity Associates LLC, dated as of December 27, 2007

*(lvi)	Sponsor Agreement, dated as of December 27, 2007, among Anadarko Petroleum Corporation and Pecos Investors LLC

*12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

*13	Portions of the Anadarko Petroleum Corporation 2007 Annual Report to Stockholders

*21	List of Significant Subsidiaries

*23.1	Consent of KPMG LLP

*23.2	Consent of Netherland, Sewell & Associates, Inc.

*24	Power of Attorney

*31.1	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer

*32	Section 1350 Certifications

*99	2007 Report of Netherland, Sewell & Associates, Inc.

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

ANADARKO PETROLEUM CORPORATION

February 28, 2008	By:	/s/ R. A. WALKER
(R. A. Walker, Senior Vice President, Finance and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Name and Signature	Title
(i) Principal executive officer:*

JAMES T. HACKETT (James T. Hackett)	Chairman of the Board, President and Chief Executive Officer

(ii) Principal financial officer:

/s/ R. A. WALKER (R. A. Walker)	Senior Vice President, Finance and Chief Financial Officer

(iii) Principal accounting officer:

/s/ BRUCE W. BUSMIRE (Bruce W. Busmire)	Vice President and Chief Accounting Officer

(iv) Directors:*

ROBERT J. ALLISON, JR.

LARRY BARCUS

JAMES L. BRYAN

JOHN R. BUTLER, JR.

LUKE R. CORBETT

H. PAULETT EBERHART

PETER J. FLUOR

JOHN R. GORDON

JAMES T. HACKETT

JOHN W. PODUSKA, SR., PH.D.

PAULA ROSPUT REYNOLDS

*	Signed on behalf of each of these persons and on his own behalf:

By:	/s/ R. A. WALKER
(R. A. Walker, Attorney-in-Fact)