Form 10-Q
period 2008-03-31
ANADARKO PETROLEUM CORP
filed 2008-05-07
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   Large accelerated filer    X       Accelerated filer           Non-accelerated filer         Smaller reporting company .

     Indicate by check mark whether the registrant is a shell company. Yes          No   X   .

     The number of shares outstanding of the Company's common stock as of March 31, 2008 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	468,123,043

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Quarter Ended March 31, 2008 and 2007	-

	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	-

	Consolidated Statements of Comprehensive Income for the Quarter Ended March 31, 2008 and 2007	-

	Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2008 and 2007	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31

millions except per share amounts	2008	2007*

Revenues and Other
Gas sales	$1,199	$1,075
Oil and condensate sales	1,350	1,071
Natural gas liquids sales	201	157
Gathering, processing and marketing sales	268	361
Gains (losses) on divestitures and other, net	(40)	2,586

Total	2,978	5,250

Costs and Expenses
Oil and gas operating	245	340
Oil and gas transportation and other	130	112
Exploration	243	139
Gathering, processing and marketing	192	294
General and administrative	204	264
Depreciation, depletion and amortization	810	723
Other taxes	359	335
Impairments	-	12

Total	2,183	2,219

Operating Income	795	3,031

Interest Expense and Other (Income) Expense
Interest expense	227	316
Other (income) expense	(13)	(29)

Total	214	287

Income from Continuing Operations Before Income Taxes	581	2,744

Income Tax Expense	344	1,049

Income from Continuing Operations	237	1,695

Income from Discontinued Operations, net of taxes	50	27

Net Income	287	1,722

Preferred Stock Dividends	1	1

Net Income Available to Common Stockholders	$286	$1,721

Per Common Share
Income from continuing operations - basic	$0.50	$3.66
Income from continuing operations - diluted	$0.50	$3.64
Income from discontinued operations, net of taxes - basic	$0.11	$0.06
Income from discontinued operations, net of taxes - diluted	$0.11	$0.06
Net income available to common stockholders - basic	$0.61	$3.71
Net income available to common stockholders - diluted	$0.61	$3.70

Dividends	$0.09	$0.09

Average Number of Common Shares Outstanding - Basic	468	463

Average Number of Common Shares Outstanding - Diluted	470	465

* Financial information for the 2007 period has been revised to reflect the retrospective application of the successful efforts method of accounting. See Note 1.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
millions	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$1,308	$1,268
Accounts receivable, net of allowance:
Customers	1,550	1,465
Others	599	1,111
Other current assets	841	642
Current assets held for sale	10	-

Total	4,308	4,486

Properties and Equipment
Cost (includes unproved properties of $11,887 and $13,106
as of March 31, 2008 and December 31, 2007, respectively)	44,117	44,205
Less accumulated depreciation, depletion and amortization	7,498	6,754

Net properties and equipment - based on the successful efforts method
of accounting for oil and gas properties	36,619	37,451

Other Assets	1,133	1,030

Goodwill and Other Intangible Assets	5,140	5,166

Long-term Assets Held for Sale	1,135	318

Total Assets	$48,335	$48,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,754	$2,778
Accrued expenses	1,467	1,060
Current debt	396	1,396
Current liabilities associated with assets held for sale	37	-

Total	4,654	5,234

Long-term Debt	11,158	11,151

Midstream Subsidiary Note Payable to a Related Party	2,200	2,200

Other Long-term Liabilities
Deferred income taxes	10,141	10,214
Other	3,246	3,282
Long-term liabilities associated with assets held for sale	279	6

Total	13,666	13,502

Stockholders' Equity
Preferred stock, par value $1.00 per share (2.0 million shares authorized,
0.05 million shares issued as of March 31, 2008 and December 31, 2007)	45	45
Common stock, par value $0.10 per share (1.0 billion shares authorized, 469.2 million and 469.1 million shares issued as of March 31, 2008
and December 31, 2007, respectively)	47	47
Paid-in capital	5,555	5,511
Retained earnings	11,332	11,089
Treasury stock (1.1 million shares as of March 31, 2008 and December 31, 2007)	(55)	(55)
Accumulated other comprehensive loss:
Unrealized loss on derivative instruments	(128)	(132)
Foreign currency translation adjustments	(1)	(1)
Pension and other postretirement plans	(138)	(140)

Total	(267)	(273)

Total	16,657	16,364

Commitments and Contingencies (Note 13)

Total Liabilities and Stockholders' Equity	$48,335	$48,451

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	March 31

millions	2008	2007*

Net Income Available to Common Stockholders	$286	$1,721

Add: Preferred Stock Dividends	1	1

Net Income	287	1,722

Other Comprehensive Income (Loss), net of taxes
Unrealized gains (losses) on derivative instruments:
Reclassification of (gains) losses to net income(1)	4	(2)
Pension and other postretirement plans:
Amortization of net losses to net periodic benefit cost(2)	2	-

Total	6	(2)

Comprehensive Income	$293	$1,720

(1)net of income tax benefit (expense) of:	$(2)	$1
(2)net of income tax benefit (expense) of:	(1)	-

* Financial information for the 2007 period has been revised to reflect the retrospective application of the successful efforts method of accounting. See Note 1.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31

millions	2008	2007*

Cash Flow from Operating Activities
Net income	$287	$1,722
Less income from discontinued operations, net of taxes	50	27
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	810	723
Deferred income taxes	37	(401)
Dry hole expense and impairments of unproved properties	160	107
Impairments	-	12
(Gains) losses on divestitures, net	171	(2,598)
Unrealized (gains) losses on derivatives	488	494
Other noncash items	(33)	50
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	412	1,047
Increase (decrease) in accounts payable and accrued expenses	(87)	(460)
Other items - net	(187)	131

Cash provided by (used in) operating activities - continuing operations	2,008	800
Cash provided by (used in) operating activities - discontinued operations	-	11

Net cash provided by (used in) operating activities	2,008	811

Cash Flow from Investing Activities
Additions to properties and equipment and dry hole costs	(1,051)	(1,012)
Divestitures of properties and equipment and other assets	192	4,210
Other - net	(36)	-

Cash provided by (used in) investing activities - continuing operations	(895)	3,198
Cash provided by (used in) investing activities - discontinued operations	-	-

Net cash provided by (used in) investing activities	(895)	3,198

Cash Flow from Financing Activities
Borrowings from unconsolidated affiliates	1	1,000
Retirements of debt	(1,000)	(1,725)
Increase (decrease) in accounts payable, banks	(29)	(21)
Dividends paid	(44)	(44)
Settlement of derivatives with a financing element	(2)	(96)
Purchase of treasury stock	-	(5)
Issuance of common stock	6	20

Cash provided by (used in) financing activities - continuing operations	(1,068)	(871)
Cash provided by (used in) financing activities - discontinued operations	-	-

Net cash provided by (used in) financing activities	(1,068)	(871)

Net Increase (Decrease) in Cash and Cash Equivalents	45	3,138

Cash and Cash Equivalents at Beginning of Period	1,268	511

Cash and Cash Equivalents at End of Period	$1,313	$3,649

* Financial information for the 2007 period has been revised to reflect the retrospective application of the successful efforts method of accounting. See Note 1.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies

General   Anadarko Petroleum Corporation is engaged in the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also engages in the hard minerals business through non-operated joint ventures and royalty arrangements. The terms "Anadarko" and "Company" refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of March 31, 2008 and December 31, 2007, the results of operations for the quarters ended March 31, 2008 and 2007 and cash flows for the quarters ended March 31, 2008 and 2007. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

       The accompanying financial statements and notes should be read in conjunction with the Company's latest Annual Report on Form 10-K.

Assets Held for Sale and Discontinued Operations   Certain assets met the held for sale criteria as of March 31, 2008 and December 31, 2007. Additionally, the Company's Canadian operations, which were substantially divested in 2006, have been classified as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to Anadarko's continuing operations. See Note 2.

Changes in Accounting Principles   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" as of January 1, 2008. SFAS No. 157 does not require any additional fair value measurements. Rather, the pronouncement defines fair value, establishes a framework for measuring fair value under existing accounting pronouncements that require fair value measurements, and expands disclosures about fair value measurements. See Note 6.

       Additionally, as of January 1, 2008, Anadarko adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) FASB Interpretation (FIN) No. 39-1, "Amendment of FASB Interpretation No. 39," which effectively amends FIN No. 39, "Offsetting of Amounts Related to Certain Contracts." The FSP permits netting fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty, and subject to a master netting arrangement. The Company has elected to employ net presentation of derivative assets and liabilities when FSP FIN No. 39-1 conditions are met. This election is consistent with the Company's historical practice and, therefore, did not affect prior periods presented. However, the FSP also requires that when derivative assets and liabilities are presented net, fair value of the right to reclaim collateral assets (receivable) or the obligation to return cash collateral (payable) is also offset against the net fair value of the corresponding derivative. Netting collateral assets and liabilities against corresponding derivative balances represents a change in accounting policy for Anadarko, and has been applied to all periods presented. As a result, collateral assets of $30 million at December 31, 2007 were reclassified and are presented as a reduction of liabilities. See Note 6.

       In the third quarter of 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with SFAS No. 154, "Accounting Changes and Error Corrections," financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The effect of the accounting change on net income for the quarter ended March 31, 2007 was an increase of approximately $1.6 billion or $3.47 per diluted share. The increase in income primarily results from the recognition of gains on oil and gas property divestitures, which were previously recognized as an adjustment to the full cost pool under the full cost method.

Derivative Instruments   Anadarko utilizes derivative instruments in conjunction with its marketing and trading activities and to manage the price risk attributable to the Company's forecasted sales of oil, natural gas and NGLs production. Anadarko also periodically utilizes derivatives to manage its exposure associated with NGLs processing, interest rates and foreign currency exchange rates. All derivatives that do not satisfy the normal purchases and sales exception criteria are carried on the balance sheet at fair value and are included in other current assets, other assets, accrued expenses or other long-term liabilities, depending on the position (netted when appropriate) and the expected timing of settlement.

       Effective January 1, 2007, Anadarko discontinued its application of hedge accounting to all commodity and interest rate derivatives. As a result of this change, both realized and unrealized gains and losses on derivative instruments are recognized in gas sales, oil and condensate sales or interest expense as they occur. Net derivative losses attributable to derivatives previously subject to hedge accounting and residing in accumulated other comprehensive loss will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings.

Earnings Per Share   The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company's outstanding stock options, restricted stock awards, restricted stock units and performance-based stock awards under the treasury stock method, if including such potential shares of common stock is dilutive. See Note 8.

Recently Issued Accounting Standards Not Yet Adopted  In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 does not change accounting policy for derivatives, but requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company's financial position, financial performance and cash flows. SFAS No. 161 is effective for Anadarko for annual and interim periods beginning with the first quarter of 2009. Early adoption is permitted. The Company is evaluating the provisions of SFAS No. 161.

2.  Divestitures and Other, Assets Held for Sale and Discontinued Operations

Gains (Losses) on Divestitures and Other  During the first quarter of 2008, the Company closed the sale of certain oil and gas properties in the United States for approximately $200 million and recognized a loss of $8 million.

       Since its adoption of the successful efforts method of accounting in the third quarter of 2007, the Company has continued to evaluate the accuracy and completeness of its detailed records for properties and equipment. As part of this process, in March 2008, management identified in its oil and gas property records capitalized costs of $163 million attributable to properties that were divested in 2007. Because these costs were inadvertently excluded from the gain calculations, pretax gains on divestitures reported in the first and second quarter of 2007 were overstated by $75 million and $88 million, respectively. Management concluded that the misstatements were not material relative to 2007 interim and annual results, or to the 2008 period, and corrected the error in the current period. Accordingly, the accompanying consolidated statement of income for the first quarter of 2008 reflects a $163 million reduction in gains (losses) on divestitures and other, net for 2007 divestiture transactions.

       Additionally, an unrelated analysis performed led management to conclude that the net properties and equipment balance was understated by $81 million when compared to the detailed accounting records by property. That amount arose as a result of accounting adjustments to convert from the full cost to the successful efforts method, and could not be reasonably associated with specific properties. Accordingly, management removed the unidentified amount from the balance sheet, increasing the properties and equipment balance and increasing current period earnings. The $81 million correction is reported in gains (losses) on divestitures and other, net for the first quarter of 2008.

       After considering the effect of income taxes, the two adjustments described above reduced net earnings for the first quarter of 2008 by $52 million. Net gains on divestitures for the first quarter of 2007 of $2.6 billion related primarily to the divestiture of oil and gas properties in the United States in several unrelated transactions.

Pending Divestitures and Assets Held for Sale  In March 2008, the Company entered into two separate agreements to divest its 50% interest in the Peregrino field offshore Brazil and certain related assets, and its 25% interest in the Kaskida unit in the deepwater Gulf of Mexico. In the aggregate, the agreements provide for base consideration to Anadarko of $1.8 billion at closing. Additionally, in connection with the sale of its interest in the Peregrino field, Anadarko may receive contingent consideration in future periods. Contingent consideration is based on the value of oil reserves produced from properties subject to the sale transaction. The Peregrino field is currently under development, with initial production expected in 2010. The timing of the closing of the Peregrino divestiture is contingent on approvals by the appropriate authorities, which are expected to be obtained in late 2008. The sale of Anadarko's interest in the Kaskida prospect closed in April 2008. In addition, in April 2008, Anadarko signed an agreement to sell its interests in certain oil and gas properties in northern Louisiana for approximately $210 million.

       Assets and liabilities associated with the Peregrino development, as well as amounts associated with certain oil and gas properties in northern Louisiana, are classified as held for sale as of March 31, 2008. For all held-for-sale assets, sale proceeds are expected to exceed the net carrying amounts of subject assets and, therefore, no impairment was indicated. Income tax expense for the current period includes $83 million of deferred tax expense attributable to the Peregrino divestiture that was required to be recognized in the current period notwithstanding that the associated gain on sale is anticipated to be recognized in a subsequent period.

       In April 2008, Anadarko entered into an agreement to sell a wholly-owned subsidiary, which owns an 18% interest in a Venezuelan joint venture, for $200 million. The closing of this transaction is subject to customary closing conditions, including receipt of approvals by the appropriate authorities.

       Net proceeds from pending asset divestitures are expected to be used for debt reduction.

Discontinued Operations In late 2006, Anadarko divested its Canadian oil and gas operations. Activity in 2008 and 2007 relates primarily to the impact of an adjustment to an indemnity obligation provided by the Company to the purchaser, as well as immaterial costs associated with finalizing exit activities. Specifically, during the first quarter of 2008, a $73 million indemnity obligation of the Company was reversed as a result of the effective settlement of the underlying contingent obligation, resulting in an increase in income from discontinued operations of $47 million, net of tax. See Note 13.

3.  Inventories

       The major classes of inventories, which are included in other current assets, are as follows:

	March 31,	December 31,
millions	2008	2007

Materials and supplies	$216	$202
Natural gas	14	42
Crude oil and NGLs	141	114

Total	$371	$358

4.  Properties and Equipment

Suspended Exploratory Drilling Costs  If an exploratory well has found sufficient quantities of hydrocarbons to justify its potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending determination of whether proved reserves can be attributed to the area as a result of drilling. The amount of suspended exploratory drilling costs at March 31, 2008 and December 31, 2007 was $356 million and $308 million, respectively.

       Management believes these projects have found sufficient quantities of hydrocarbons to justify their potential development and is actively pursuing efforts to assess whether reserves can be attributed to the respective areas. Should management obtain information that raises substantial doubt about the economic or operational viability of any of these projects, the associated costs will be expensed.

5.  Debt and Interest Expense

Debt  The following table represents the debt of the Company as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007

millions	Principal	Carrying Value	Principal	Carrying Value

Current and long-term debt		$11,554		$12,547
Midstream subsidiary note payable to
a related party		2,200		2,200

Total debt	$15,558	$13,754	$16,558	$14,747

       As of December 31, 2007, current debt included $1 billion under a variable-rate 354-day facility. This facility was fully repaid and concurrently retired in February 2008.

       See Note 7 for Anadarko's notes payable to certain investees that do not affect the reported debt balance.

Revolving Credit Agreement  In March 2008, the Company entered into a $1.3 billion, five-year Revolving Credit Agreement (RCA) with a syndicate of United States and foreign lenders. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. The RCA has a maximum 65% debt to total book capitalization covenant (excluding non-cash charges). The RCA terminates in March 2013. As of March 31, 2008, the Company had no outstanding borrowings under the RCA. The RCA replaced a $750 million revolving credit facility which was scheduled to mature in 2009 and was retired.

Interest Expense  The following table summarizes the amounts included in interest expense.

	Quarter Ended
	March 31

millions	2008	2007

Gross interest expense -
Current debt, long-term debt and other	$211	$355
Midstream subsidiary note payable to a related party	35	-
Capitalized interest	(19)	(39)

Net interest expense	$227	$316

       See Note 7 for interest expense incurred on certain notes payable to unconsolidated affiliates which is reported in other (income) expense.

6. Financial Instruments

Derivative Instruments   In the normal course of business, the Company is exposed to commodity price risk. Management believes it is prudent to periodically reduce the Company's exposure to cash flow variability resulting from changing commodity prices by entering into derivative financial instruments intended to manage price risk associated with the Company's oil and gas production or gas processing operations. The types of derivative financial instruments utilized by the Company include futures, swaps and options. In addition to derivative financial instruments, the Company may also enter into fixed-price physical delivery sales contracts to manage cash flow variability. The Company's marketing and trading business routinely enters into derivative financial instruments and physical delivery contracts for trading purposes with the objective of generating profits from exposure to changes in market prices of natural gas, NGLs and crude oil. Derivative financial instruments are also used to manage price risk that is incurred to meet customers' pricing requirements and to fix margins on the future sale of natural gas and NGLs from the Company's leased storage facilities. The Company may also use options and swaps to manage exposure associated with changes in interest rates and foreign currency exchange rates.

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

Oil and Gas Activities   At March 31, 2008 and December 31, 2007, the Company was party to derivative financial instruments intended to manage price risk associated with a portion of its expected future sales of its oil and gas production. Realized and unrealized gains and losses related to derivative financial instruments entered into to economically hedge the sales price of the Company's future sales of its gas and oil production are recognized in gas sales and oil and condensate sales as they occur. For the quarters ended March 31, 2008 and 2007, unrealized losses of $456 million and $494 million, respectively, and realized gains (losses) of $(73) million and $251 million, respectively, were recorded in natural gas, oil and NGLs sales.

       The following table presents the fair value of the Company's commodity derivative financial instruments (excluding physical delivery sales contracts) and the accumulated other comprehensive loss representing net unrealized losses on those commodity derivatives that were previously subject to cash flow hedge accounting.

	March 31,	December 31,
millions	2008	2007

Fair Value -
Current asset	$19	$47
Current liability	(703)	(156)
Long-term asset	226	52
Long-term liability	(270)	(207)

Total	$(728)	$(264)

Accumulated other comprehensive loss before income taxes	$(21)	$(21)
Accumulated other comprehensive loss after income taxes	$(13)	$(14)

       Below is a summary of the Company's derivative financial instruments related to its oil and gas production as of March 31, 2008. The natural gas prices are NYMEX Henry Hub. The crude oil prices reflect a combination of NYMEX Cushing and Brent Dated.

		Average Price per MMBtu

	Volume (thousand MMBtu/d)	Ceiling Sold Price	Floor Purchased Price	Floor Sold Price

Natural Gas
Three-Way Collars (a)
Remainder of 2008	500	$14.26	$7.50	$5.00
Remainder of 2008	900	$9.14	$7.50	$5.50

	1,400	$10.97	$7.50	$5.32

2009	530	$11.25	$7.50	$5.45

			Volume (thousand MMBtu/d)
				Price per MMBtu

Basis Swaps
Remainder of 2008
Gulf Coast			560	$(0.24)
Mid Continent			365	$(1.01)
Rocky Mountains			455	$(1.47)
West Texas			35	$(0.92)

			1,415	$(0.85)

2009			1,200	$(0.85)
2010			345	$(1.08)

MMBtu - million British thermal units
MMBtu/d - million British thermal units per day

(a) A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price that the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price (i.e., NYMEX) plus the excess of the purchased put strike price over the sold put strike price.

		Average Price per Barrel

			Floor
	Volume (MBbls/d)	Ceiling Sold Price	Purchased	Floor
			Price	Sold Price

Crude Oil

Three-Way Collars (a)
Remainder of 2008	31	$87.09	$49.09	$34.09
Remainder of 2008	20	$87.38	$60.00	$45.00
Remainder of 2008	35	$101.39	$60.00	$45.00

	86	$92.98	$56.07	$41.07

2009	48	$87.04	$52.51	$37.51
2010	18	$86.76	$49.19	$34.18
2011	3	$86.00	$50.00	$35.00
2012	2	$92.50	$50.00	$35.00

MBbls/d - thousand barrels per day

(a) A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price that the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price (i.e., NYMEX) plus the excess of the purchased put strike price over the sold put strike price.

Marketing and Trading Activities   Gains and losses attributable to the Company's marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The marketing and trading gains and losses attributable to the Company's production are reported in gas sales, oil and condensate sales and NGLs sales. The marketing and trading gains and losses attributable to third-party production are reported in gathering, processing and marketing sales. The fair values of these derivatives as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
millions	2008	2007

Fair Value -
Current asset	$13	$37
Current liability	(27)	(25)
Long-term asset	10	4
Long-term liability	(11)	(5)

Total	$(15)	$11

Interest Rate Swaps   In January 2008, Anadarko entered into 18-month interest rate swaps effective March 2008 with an aggregate notional value of $1.0 billion whereby the Company pays a weighted-average fixed interest rate of 2.74% and receives a floating interest rate indexed to the three-month LIBOR rate. For the quarter ended March 31, 2008 unrealized losses on the swaps were $7 million.

       In 2006, the Company realized a pretax loss of $211 million ($132 million after tax) upon the settlement of interest rate swaps that hedged the interest rate risk of a then-anticipated debt issuance. Since the swaps qualified and were designated as cash flow hedges of the forecasted debt issuances, this loss was recognized in accumulated other comprehensive income, and is being amortized to interest expense over the term of the related debt. As of March 31, 2008 and December 31, 2007, the unamortized balance of the pretax accumulated other comprehensive loss was $181 million and $187 million, respectively, or $115 million and $119 million, respectively, net of tax effects.

Fair Value   As discussed in Note 1, the Company adopted SFAS No. 157 effective January 1, 2008. To estimate the fair value, the Company utilizes observable market data when available, or develops models that utilize observable market data. In addition to market information, the Company incorporates transaction-specific details that, in management's judgment, market participants would utilize in a fair value measurement.

       SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 characterizes inputs used in determining fair value using a hierarchy that prioritizes inputs depending on the degree to which they are observable. The three levels of the fair value hierarchy are as follows:

Level 1 - inputs represent quoted prices in active markets for identical assets or liabilities (for example, exchange-traded commodity derivatives).

Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (for example, quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in markets not considered to be active).

Level 3 - inputs that are not observable from objective sources, such as the Company's internally developed assumptions about market participant assumptions used in pricing an asset or liability (for example, an estimate of future cash flows used in the Company's internally developed present value of future cash flows model that underlies the fair value measurement).

       In forming fair value estimates, the Company utilizes the most observable inputs available for the valuation technique utilized. If a fair value measurement reflects inputs of different levels within the hierarchy, the measurement is categorized based upon the lowest level of input that is significant to the fair value measurement. For Anadarko, recurring fair value measurements are performed for interest rate and commodity derivatives. The fair value of commodity futures contracts is based on inputs that are quoted prices in active markets for identical assets or liabilities, thus resulting in Level 1 categorization of such measurements. The valuation of physical delivery purchase and sale agreements and financial swaps is based on forward commodity prices observable in an active market, and as such the Company generally categorizes these measurements as Level 2. The valuation of commodity options is performed using the Black-Scholes-Merton model, which utilizes both observable and unobservable inputs. Accordingly, Anadarko generally categorizes such measurements as Level 3.

       The following table sets forth, by level within the hierarchy, the fair value of the Company's financial assets and liabilities at March 31, 2008 that are measured at fair value each reporting period.

				Netting and Collateral (1)
millions	Level 1	Level 2	Level 3		Total

Assets:
Commodity derivatives	$5	$509	$2	$(283)	$233

Liabilities:
Commodity derivatives	$9	$121	$1,129	$(454)	$805
Interest rate derivatives	-	6	-	-	6

Total	$9	$127	$1,129	$(454)	$811

(1) Represents the impact of netting assets, liabilities and collateral with counterparties in which the right of setoff exists.
     Cash collateral held by counterparties was $206 million at March 31, 2008. Cash collateral held by Anadarko was $35 million at March 31, 2008.

       The following table sets forth a reconciliation of changes in the fair value of the net derivative assets (liabilities) classified as Level 3 in the fair value hierarchy for the first quarter of 2008.

millions

Balance as of January 1, 2008	$(291)
Realized and unrealized gains (losses)	(874)
Purchases, issuances and settlements	38

Balance as of March 31, 2008	$(1,127)

The amount of total gains (losses) for the period included in income before taxes attributable to the change in unrealized gains or losses
relating to assets (liabilities) still held at March 31, 2008	$(839)

       Total gains and losses (realized and unrealized) of derivative instruments classified as Level 3 included in income from continuing operations before income taxes for the quarter ended March 31, 2008 are reported in the Company's consolidated statements of income as follows:

		Oil and Condensate Sales
	Gas Sales
millions

Total gains (losses) included in income from continuing operations before income taxes	$(620)	$(254)

Change in unrealized gains and losses included in income from continuing operations before income taxes relating to assets (liabilities) still held at March 31, 2008	$(588)	$(251)

7.  Unconsolidated Affiliates

Noncontrolling Mandatorily Redeemable Interests  In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets with an aggregate fair value of approximately $2.9 billion at the time of the contribution to newly formed unconsolidated entities in exchange for non-controlling mandatorily redeemable interests in those entities. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion. The Company accounts for its investments in these entities under the equity method of accounting. At March 31, 2008, the carrying amount of these investments was $2.83 billion, while the carrying amount of notes payable to affiliates was $2.85 billion. Anadarko has legal right of setoff and intends to net-settle its obligations under each of the notes payable to the investees and the distributable value of its interest in the corresponding investee. Accordingly, the investment and the obligation are presented net on the consolidated balance sheet and included in other long-term liabilities - other for all periods presented. Other income (expense) for the quarter ended March 31, 2008 included interest expense on the notes payable to the investee entities of $(41) million and equity in earnings from Anadarko's investments in the investee entities of $44 million. First quarter 2007 results were unaffected by these transactions based on the timing of their closing.

8.  Stockholders' Equity

Preferred Stock For the first quarter of 2008 and 2007, dividends of $13.65 per share (equivalent to $1.365 per Depositary Share) were paid to holders of the Company's preferred stock.

Common Stock The reconciliation between basic and diluted EPS from continuing operations is as follows:

Quarter Ended				Quarter Ended
March 31, 2008				March 31, 2007

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income from continuing
operations	$237			$1,695
Preferred stock dividends	1			1

Net income from continuing
operations available to
common stockholders	$236	468	$0.50	$1,694	463	$3.66

Effect of dilutive stock options,
restricted stock and performance-
based stock awards	-	2		-	2

Diluted EPS
Net income from continuing
operations available to
common stockholders	$236	470	$0.50	$1,694	465	$3.64

       For the quarter ended March 31, 2008 and 2007, awards for 1.6 million and 5.5 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive.

       The covenants in certain of the Company's agreements provide for a maximum book capitalization ratio of 65% debt. Although these covenants do not specifically restrict the payment of dividends, the impact of dividends paid on the Company's debt to total book capitalization ratio must be considered prior to the payment of dividends in order to ensure the maximum debt to total book capitalization ratio is not exceeded. Based on these covenants, as of March 31, 2008, retained earnings of approximately $9.3 billion were not limited as to the payment of dividends.

9.  Statements of Cash Flows Supplemental Information

       The following table presents supplemental cash flow information. Cash paid for interest is net of amounts capitalized.

	Quarter Ended
	March 31

millions	2008	2007

Cash paid (received) (including discontinued operations):
Interest	$250	$339
Income taxes	$(296)	$13

Non-cash investing activities:
Receipt of an equity investment in exchange for interests in oil
and gas properties (See Note 7)	$-	$1,000
Fair value of properties and equipment received
in non-cash exchange transactions	$78	$88

10.  Segment Information

       Anadarko's primary business segments are vertically integrated within the oil and gas industry. These segments are managed separately because of the nature of their products and services, as well as unique technology, distribution and marketing requirements. The Company's three operating segments are oil and gas exploration and production, midstream, and marketing. The exploration and production segment explores for and produces natural gas, crude oil, condensate and NGLs. The midstream segment engages in gathering, processing, treating and transporting Anadarko's and third-party oil and gas production. The marketing segment sells most of Anadarko's production, as well as commodities purchased from third parties.

       To assess the operating results of Anadarko's segments, management uses income from continuing operations before income taxes, interest expense, exploration expense, DD&A and impairments (Adjusted EBITDAX). Anadarko's definition of Adjusted EBITDAX excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period, but is monitored by management as part of costs incurred in exploration and development activities. Similarly, depreciation expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance, because capital expenditures are evaluated at the time capital costs are incurred. The Company's Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko's financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company's financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company's ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

       Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies. Therefore, Anadarko's consolidated Adjusted EBITDAX should be considered in conjunction with income from continuing operations and other performance measures, such as operating income or cash flow from operating activities. Below is a reconciliation of consolidated Adjusted EBITDAX to income from continuing operations before income taxes.

	Quarter Ended
	March 31

millions	2008	2007

Consolidated Adjusted EBITDAX	$1,861	$3,934
Exploration expense	243	139
Depreciation, depletion and amortization	810	723
Impairments	-	12
Interest expense	227	316

Income from continuing operations before income taxes	$581	$2,744

       The following table presents selected financial information for Anadarko's operating segments. Information presented as "Other and Intersegment Eliminations" includes results from hard minerals joint ventures and royalty arrangements, operating activities that are not considered operating segments, as well as corporate and financing activities.

Oil and Gas				Other and
Exploration				Intersegment
millions	& Production	Midstream	Marketing	Eliminations	Total

Quarter Ended March 31, 2008:

Sales revenues	$1,208	$82	$1,730	$(2)	$3,018
Intersegment revenues	1,495	250	(1,637)	(108)	-
Gains (losses) on divestitures and other, net	(84)	(6)	-	50	(40)

Total revenues and other	$2,619	$326	$93	$(60)	$2,978

Operating costs and expenses (1)	769	232	103	26	1,130
Other (income) expense	-	-	-	(13)	(13)

Total costs and expenses	769	232	103	13	1,117

Adjusted EBITDAX	$1,850	$94	$(10)	$(73)	$1,861

Quarter Ended March 31, 2007:

Sales revenues	$1,362	$66	$1,281	$(45)	$2,664
Intersegment revenues	885	348	(1,173)	(60)	-
Gains (losses) on divestitures and other, net	2,557	42	-	(13)	2,586

Total revenues and other	$4,804	$456	$108	$(118)	$5,250

Operating costs and expenses (1)	802	319	113	111	1,345
Other (income) expense	-	-	-	(29)	(29)

Total costs and expenses	802	319	113	82	1,316

Adjusted EBITDAX	$4,002	$137	$(5)	$(200)	$3,934

March 31, 2008:
Net properties and equipment	$32,203	$2,828	$27	$1,561	$36,619

Goodwill	$4,860	$110	$-	$-	$4,970

December 31, 2007:
Net properties and equipment	$33,150	$2,694	$28	$1,579	$37,451

Goodwill	$4,847	$108	$-	$-	$4,955

(1)     Operating costs and expenses exclude exploration, DD&A and impairment expenses since they are excluded from Adjusted EBITDAX.

11.  Income Taxes

       Following is a summary of income tax expense and effective tax rates for the first quarter of 2008 and 2007, respectively.

	Quarter Ended
	March 31

millions except percentages	2008	2007

Income tax expense	$344	$1,049
Effective tax rate	59%	38%

       The variance from the 35% statutory rate in the first quarter of 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax which is non-deductible for Algerian income tax purposes, the recognition of tax expense on the Company's pending divestiture of its 50% interest in the Peregrino field offshore Brazil (see Note 2) in advance of the recognition of any associated gain or loss on sale, other foreign taxes in excess of federal statutory rates, the tax effect of the prior period book income correction (see Note 2) recorded in the current period, state income taxes and other items. The variance from the 35% statutory rate in the first quarter of 2007 is primarily attributable to the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of federal statutory rates, state income taxes and other items.

12.  Pension Plans and Other Postretirement Benefits

       The Company has non-contributory defined benefit pension plans, including both qualified and supplemental plans, and a foreign contributory defined benefit pension plan. The Company also provides certain health care and life insurance benefits for retired employees. Health care benefits are funded by contributions from the Company and the retiree. The Company's retiree life insurance plan is noncontributory.

       During the quarter ended March 31, 2008, the Company made contributions of $3 million to its funded pension plans, $3 million to its unfunded pension plans and $7 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2008, the Company expects to contribute about $12 million to its funded pension plans, $10 million to its unfunded pension plans and $15 million to its unfunded other postretirement benefit plans.

       The following table sets forth the Company's pension and other postretirement benefit costs. The settlements were triggered by lump sum payments relating to the acquisitions and acquisition-related integration. The termination benefits represent benefit enhancements to employees affected by acquisition-related integration.

	Pension Benefits		Other Benefits

	Quarter Ended		Quarter Ended
	March 31		March 31

millions	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$14	$16	$4	$4
Interest cost	19	20	5	5
Expected return on plan assets	(20)	(21)	-	-
Settlements	-	(5)	-	-
Termination benefits	-	14	-	-
Amortization of actuarial losses	3	5	-	1

Net periodic benefit cost	$16	$29	$9	$10

13.  Commitments and Contingencies

Commitments  In February 2008, the Company extended the terms of a drilling rig contract, which gave rise to $586 million in additional commitment for minimum lease payments in years 2010 through 2013. The portion of these lease payments associated with exploratory wells and development wells, net of amounts billed to partners, will initially be capitalized as a component of oil and gas properties, and either depreciated in future periods or written off as exploration expense. The future minimum lease payments for the Company's operating leases were $5.7 billion at March 31, 2008 compared to $5.5 billion at December 31, 2007.

Contingencies   Litigation charges and adjustments of $3 million and $34 million were expensed for the quarters ended March 31, 2008 and 2007, respectively. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

Litigation   The Company is subject to various claims from its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis for royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee, and 117 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company's present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. All defendants jointly filed a motion to dismiss the action on jurisdictional grounds based on Mr. Wright's failure to qualify as the original source of the information underlying his fraud claims, and the Company filed additional motions to dismiss on separate grounds. On September 14, 2005, the trial court declined an early appeal of its order denying the defendants' motion to dismiss. Meanwhile, the discovery process is ongoing. The court has entered an order whereby the case will be tried in phases, with Phase I beginning on August 5, 2008, and Phase II beginning on February 3, 2009, with additional phases to be scheduled at a later date. Prior to its acquisition by Anadarko, Kerr-McGee reached a settlement with the government; however, the court has permitted Mr. Wright to conduct additional discovery to test the reasonableness of the settlement. Discovery is currently underway. Neither the Anadarko nor the Kerr-McGee cases are scheduled for trial. Management has accrued a liability for only the settlement amount. The Company believes that an additional loss, if any, is unlikely to have a material adverse effect on Anadarko's financial position, results of operations or cash flows.

       The Company was named as a defendant in a case styled Ivan J. Simmons, Madaline M. Thompson and Gaylon Lee Mitchusson v. Anadarko Petroleum Corporation, which was filed in February 2004 and is pending in the District Court in Caddo County, Oklahoma. Plaintiffs claim the Company failed to correctly pay royalties on gas, arguing that costs associated with compression, gathering, dehydration, and processing should not have been deducted or factored into the royalty calculation. Plaintiffs are seeking an award of monetary and punitive damages. In January 2008, the District Judge issued an order certifying this case as a class action. The defined class generally includes all royalty interest owners in Oklahoma wells where the Company is or was the operator, working interest owner or lessee and relates only to payment of hydrocarbons produced from those wells since 1985. The Company has accrued a liability for this matter and has filed an interlocutory appeal of this class certification order with the Oklahoma Supreme Court seeking to reverse the District Court's certification order. Currently, no hearing date has been scheduled with regard to the Company's appeal.

Deepwater Royalty Relief Act   In 1995, the United States Congress passed the Deepwater Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalty on certain federal leases located in the deep waters of the Gulf of Mexico. After the passage of the DWRRA, the Minerals Management Service (MMS) included price thresholds on leases issued in 1996, 1997 and 2000 that eliminated this royalty relief if these price thresholds were exceeded. The 1998 and 1999 leases did not contain price threshold provisions. The Company currently owns interests in several deepwater Gulf of Mexico leases granted during the 1996-2000 time period (some originally owned by Kerr-McGee). In January 2006, the Department of the Interior (DOI) ordered Kerr-McGee Oil and Gas Corporation (KMOG) to pay oil and gas royalties and accrued interest on KMOG's deepwater Gulf of Mexico production associated with eight 1996, 1997 and 2000 leases, for which KMOG believes royalties are suspended under the DWRRA. MMS is an agency of DOI. DOI issued the Order to Pay based on the assertion that DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices exceed certain levels specified by DOI. KMOG believes that DOI does not have the discretion to eliminate royalty relief on the DWRRA leases issued 1996 through 2000 and accordingly, is contesting the Order to Pay additional royalties. In that regard, on March 17, 2006, KMOG filed a lawsuit styled Kerr-McGee Oil and Gas Corp. v. C. Stephen Allred, Assistant Secretary for Land & Minerals Mgt. and the Deprt of the Interior in the U.S. District Court for the Western District of Louisiana against DOI injunctive and declaratory relief with respect to DOI's claims for additional royalties. KMOG and DOI agreed to mediate the dispute voluntarily and although the parties participated actively in the mediation, the mediation concluded without resolution of the dispute.

       KMOG filed a motion for summary judgment, and in October 2007 the District Court ruled in favor of KMOG. The DOI has appealed the decision to the U.S. Court of Appeals for the Fifth Circuit.

        In addition to interests in the eight KMOG deepwater Gulf of Mexico leases subject to this proceeding, Anadarko and KMOG own interests in other 1996, 1997 and 2000 deepwater Gulf of Mexico leases, and these leases contain similar pricing thresholds as the eight KMOG leases. The Company has accrued a liability of approximately $436 million, which, as of March 31, 2008, is equal to the royalties (plus accrued interest) that could be owed on the 1996, 1997 and 2000 leases granted to the Company in the Gulf of Mexico that contain price threshold provisions. The liability will continue to be adjusted monthly as production is sold and sales prices are confirmed, until the resolution of the matter is final. Under the applicable statutes, regulations and lease terms attributable to the 1998 and 1999 leases, no royalties are owed on production from these leases until the applicable royalty suspension volumes are exhausted; accordingly, no amounts have been accrued for potential royalty payments under those leases.

Guarantees and Indemnifications  Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly-owned subsidiary that held Kerr-McGee's chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. As of March 31, 2008 the Company has a $97 million liability recorded for the guarantee obligation.

       The Company also provides certain indemnifications in relation to asset dispositions. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for potential future audit adjustments that may be imposed by the Canadian taxing authorities for tax years prior to the sale. During the first quarter of 2008, the purchaser notified Anadarko that $73 million of the indemnity is no longer relevant as a result of effective settlement of the underlying contingent obligation. Accordingly, the Company reversed that portion of its recorded contingent liability. At March 31, 2008, the accrued liability for the remaining indemnity contingency is $59 million. The Company believes it is probable that these liabilities will be settled with the purchaser in cash.

Other  The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material effect on the Company.

       Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of March 31, 2008, the Company's balance sheet included a $127 million liability for remediation and reclamation obligations, most of which were incurred by companies that Anadarko has acquired. The Company continually monitors the liability recorded and the remediation and reclamation process.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas, NGLs and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, potential environmental obligations arising from Kerr-McGee's former chemical business, the securities or capital markets, our ability to repay debt, the outcome of any proceedings related to the Algerian exceptional profits tax, the Company's ability to successfully market and complete its proposed midstream Master Limited Partnership initial public offering, and other factors discussed below and elsewhere in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" included in the Company's 2007 Annual Report on Form 10-K, this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements.

Overview

General  Anadarko Petroleum Corporation's primary line of business is the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and NGLs. The Company's major areas of operations are located in the United States and Algeria. The Company also has activity in China, Brazil and several other countries. The Company's focus is on adding high-margin oil and natural gas reserves at competitive costs and continuing to develop more efficient and effective ways of exploring for and producing oil and gas. Unless the context otherwise requires, the terms "Anadarko" or "Company" refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

       The following discussion pertains to Anadarko's financial condition, results of operations and changes in financial condition. Following is an index by major category of discussion including a brief description of contents:

Table of Contents
Page
Financial Results - comparative discussion of financial results of operations	-
Operating Results - discussion of business activities	-
Capital Resources and Liquidity - discussion of sources and uses of cash, outlook on operations and material financial arrangements, obligations and commitments	-
Recent Accounting Developments - discussion of accounting guidance effective in future periods	-

Results of Continuing Operations

Selected Data

	Quarter Ended
	March 31

millions except per share amounts	2008	2007

Financial Results
Sales revenues	$3,018	$2,664
Gains (losses) on divestitures and other, net	(40)	2,586

Total revenues and other	2,978	5,250
Costs and expenses	2,183	2,219
Interest expense and other (income) expense	214	287
Income tax expense	344	1,049
Income from continuing operations	$237	$1,695
Earnings per common share - diluted	$0.50	$3.64
Average number of common shares outstanding - diluted	470	465

Operating Results
Adjusted EBITDAX(1)	1,861	3,934
Sales volumes (MMBOE)	53	59

Capital Resources and Liquidity
Cash provided by operating activities	$2,008	$800
Capital expenditures	$1,056	$999

(1)  See Segment Analysis-Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of EBITDAX to income from continuing operations before income taxes, which is presented in accordance with GAAP.

       In conjunction with the 2006 acquisitions of Kerr-McGee and Western, Anadarko implemented an asset realignment program. The goal of the Kerr-McGee and Western acquisitions was to provide a more economically efficient platform with higher and more consistent growth potential, with the intent of divesting properties that were no longer deemed to be core to Anadarko's operations. During 2007, the Company successfully completed the majority of the divestitures associated with the realignment program. Divestitures under the realignment program in 2007 and 2006 contributed proceeds of approximately $17 billion before income taxes. Unless noted otherwise, the following information relates to continuing operations. See Outlook for additional information.

       In the third quarter of 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections," financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The effect of the accounting change on net income for the quarter ended March 31, 2007 was an increase of approximately $1.6 billion or $3.47 per diluted share. The increase in income primarily results from the recognition of gains on oil and gas property divestitures, which were previously recognized as an adjustment to the full cost pool under the full cost method.

       Since its adoption of the successful efforts method of accounting in the third quarter of 2007, the Company has continued to evaluate the accuracy and completeness of its detailed records for properties and equipment. As part of this process, in March 2008, management identified in its oil and gas property records capitalized costs of $163 million attributable to properties that were divested in 2007. Because these costs were inadvertently excluded from the gain calculations, pretax gains on divestitures reported in the first and second quarter of 2007 were overstated by $75 million and $88 million, respectively. Management concluded that the misstatements were not material relative to 2007 interim and annual results, or to the 2008 period, and corrected the error in the current period. Accordingly, the accompanying consolidated statement of income for the first quarter of 2008 reflects a $163 million reduction in gains (losses) on divestitures and other, net for 2007 divestiture transactions.

       Additionally, an unrelated analysis performed led management to conclude that the net properties and equipment balance was understated by $81 million when compared to the detailed accounting records by property. That amount arose as a result of accounting adjustments to convert from the full cost to the successful efforts method, and could not be reasonably associated with specific properties. Accordingly, management removed the unidentified amount from the balance sheet, increasing the properties and equipment balance and increasing current period earnings. The $81 million correction is reported in gains (losses) on divestitures and other, net for the first quarter of 2008.

       After considering the effect of income taxes, the two adjustments described above reduced net earnings for the first quarter of 2008 by $52 million.

Financial Results

Net Income  In the first quarter of 2008, Anadarko's income from continuing operations was $237 million or $0.50 per share (diluted). This compares to income from continuing operations of $1.7 billion or $3.64 per share (diluted) for the first quarter of 2007.

       The decrease in income from continuing operations for the first quarter of 2008 compared to the same period of 2007 was primarily due to a decrease in gains on divestitures, partially offset by higher oil, natural gas and NGLs sales and lower interest expense. Gains on divestitures in 2007 relate primarily to the Company's asset realignment program which was initiated in 2006 in conjunction with the Kerr-McGee and Western acquisitions.

Sales Revenues

	Quarter Ended
	March 31

millions	2008	2007

Gas sales	$1,199	$1,075
Oil and condensate sales	1,350	1,071
Natural gas liquids sales	201	157
Gathering, processing and marketing sales	268	361

Total	$3,018	$2,664

       Anadarko's sales revenues for the first quarter of 2008 increased 13% compared to the same period of 2007 due primarily to higher natural gas, oil and condensate and NGLs net commodity prices and higher sales volumes in the Gulf of Mexico, partially offset by lower sales volumes associated with properties that were divested in 2007.

       The Company's sales revenues for the quarters ended March 31, 2008 and 2007 were reduced by $481 million and $552 million, respectively, of net unrealized losses on derivatives.

Analysis of Oil and Gas Operations Sales Revenues

       The following table provides a summary of the effects of changes in volumes, prices and derivatives gains and losses on Anadarko's sales revenues for the quarter ended March 31, 2008 compared to the same period of 2007.

millions	Natural Gas	Oil and Condensate	NGLs

2007 sales revenues	$1,075	$1,071	$157
Changes associated with sales volumes	(24)	(217)	(30)
Changes in prices, excluding derivatives	260	670	74
Changes in realized derivative gains and losses	(189)	(135)	-
Changes in unrealized derivative gains and losses	77	(39)	-

2008 sales revenues	$1,199	$1,350	$201

       The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil, condensate and NGLs. This activity is referred to as price risk management. The impact of price risk management (including realized and unrealized gains and losses) decreased revenues $529 million during the first quarter of 2008 compared to a decrease of $243 million in the first quarter of 2007. See Energy Price Risk under Part I, Item 3 and Note 6 - Financial Instruments under Part I, Item 1 of this Form 10-Q.

       The following sections provide a more detailed analysis of the Company's natural gas, crude oil and NGLs sales volumes and prices.

Analysis of Oil and Gas Operations Sales Volumes

	Quarter Ended
	March 31

	2008	2007

Barrels of Oil Equivalent (MMBOE)
United States	46	51
Algeria	5	6
Other International	2	2

Total	53	59

Barrels of Oil Equivalent per Day (MBOE/d)
United States	517	565
Algeria	51	71
Other International	17	16

Total	585	652

MMBOE - million barrels of oil equivalent
MBOE/d - thousand barrels of oil equivalent per day

       Anadarko's daily sales volumes for the first quarter of 2008 include a decrease in sales volumes of 111 MBOE/d associated with the impact of 2007 divestitures. Excluding divested property volumes, daily sales volumes in the first quarter of 2008 increased 44 MBOE/d compared to the same period of 2007 primarily due to higher sales volumes in the Gulf of Mexico and the Rockies, partially offset by lower sales volumes in Algeria caused by the timing of cargo liftings.

Natural Gas Sales Volumes, Average Prices and Revenues

	Quarter Ended
	March 31

	2008	2007

United States
Sales volumes-Bcf	194	198
MMcf/d	2,137	2,204
Price per Mcf, excluding derivatives	$7.58	$6.24
Realized gains (losses) on derivatives	(0.11)	0.85
Unrealized gains (losses) on derivatives	(1.30)	(1.67)

Gains (losses) on derivatives	$(1.41)	$(0.82)

Total average price per Mcf	$6.17	$5.42
Gas sales revenues (millions)	$1,199	$1,075

Bcf - billion cubic feet
MMcf/d - million cubic feet per day
Mcf - thousand cubic feet

       The Company's daily natural gas sales volumes for the first quarter of 2008 include a decrease in sales volumes of 407 MMcf/d associated with the 2007 divestitures. Excluding divested property volumes, daily sales volumes in the first quarter of 2008 increased 340 MMcf/d compared to the same period of 2007 primarily due to higher sales volumes in the Gulf of Mexico as a result of the start up of the Independence Hub and increased production in the Rockies. Production of natural gas is generally not directly affected by seasonal swings in demand.

       Excluding the impact of gains and losses on derivatives, Anadarko's average natural gas price for the quarter ended March 31, 2008 increased 21% compared to the same period of 2007. The relative difference in 2008 and 2007 prices is primarily attributed to a cooler North American winter in 2008 coupled with lower liquefied natural gas volumes available to the United States consumer as a result of increased demand and pricing in both Europe and Asia. As of March 31, 2008, the Company has implemented price risk management on about two-thirds of its anticipated natural gas wellhead sales volumes for the remainder of 2008.

Crude Oil and Condensate Sales Volumes, Average Prices and Revenues

	Quarter Ended
	March 31

	2008	2007

United States
Sales volumes-MMBbls	10	14
MBbls/d	122	149
Price per barrel, excluding derivatives	$92.59	$52.81
Realized gains (losses) on derivatives	(3.16)	6.13
Unrealized gains (losses) on derivatives	(12.39)	(11.28)

Total gains (losses) on derivatives	$(15.55)	$(5.15)

Total average price per barrel	$77.04	$47.66

Algeria
Sales volumes-MMBbls	5	6
MBbls/d	51	71
Price per barrel, excluding derivatives	$98.02	$59.58
Realized gains (losses) on derivatives	(3.80)	-
Unrealized gains (losses) on derivatives	(14.23)	(1.93)

Total gains (losses) on derivatives	$(18.03)	$(1.93)

Total average price per barrel	$79.99	$57.65

Other International
Sales volumes-MMBbls	2	2
MBbls/d	17	16
Total average price per barrel	$81.08	$43.60

Total
Sales volumes-MMBbls	17	22
MBbls/d	190	236
Total price per barrel, excluding derivatives	$93.01	$54.18
Realized gains (losses) on derivatives	(3.04)	3.86
Unrealized gains (losses) on derivatives	(11.76)	(7.69)

Total gains (losses) on derivatives	$(14.80)	$(3.83)

Total average price per barrel	$78.21	$50.35
Total oil and condensate sales revenues (millions)	$1,350	$1,071

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the quarter ended March 31, 2008 include a decrease in sales volumes of 33 MBbls/d associated with the 2007 divestitures. Excluding divested property volumes, daily sales volumes in the first quarter of 2008 decreased 13 MBbls/d compared to the same period of 2007. This decrease was primarily due to lower sales volumes of 20 MBbls/d in Algeria (timing of cargo liftings), partially offset by higher sales volumes in the Rockies. Production of oil usually is not affected by seasonal swings in demand.

       Excluding the impact of gains and losses on derivatives, Anadarko's average crude oil price for the quarter ended March 31, 2008 increased 72% compared to the same period of 2007. The higher crude oil prices were attributed primarily to limited excess production capacity, heightened geopolitical tension and weakening of the United States dollar. As of March 31, 2008, the Company has utilized price risk management on approximately half of its anticipated oil and condensate sales volumes for the remainder of 2008.

Natural Gas Liquids Sales Volumes, Average Prices and Revenues

	Quarter Ended
	March 31

	2008	2007

United States
Sales volumes-MMBbls	4	4
MBbls/d	39	49
Price per barrel	$56.42	$35.65
Natural gas liquids sales revenues (millions)	$201	$157

       NGLs sales represent revenues derived from the processing of Anadarko's natural gas production. The Company's daily NGLs sales volumes for the quarter ended March 31, 2008 decreased 20% compared to the same period of 2007 primarily due to a decrease of 9 MBbls/d associated with the 2007 divestitures. For the quarter ended March 31, 2008, the average NGLs price increased 58% compared to the same period of 2007. NGLs production is dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs.

Gathering, Processing and Marketing Revenues

	Quarter Ended
	March 31

millions	2008	2007

Gathering and processing sales	$272	$328
Marketing sales	(4)	33

Total	$268	$361

       Gathering and processing revenues represent revenues derived from gathering and processing natural gas from sources other than the Company's production. Marketing sales primarily represent the revenues earned on sales of third party gas, oil and NGLs, net of the related purchases. During the quarter ended March 31, 2008, gathering and processing sales decreased $56 million compared to the same period of 2007 primarily due to lower volumes as a result of the 2007 divestitures, partially offset by increases in revenues due to higher product prices and gathering rates. Marketing sales in the first quarter of 2008 include net losses on commodity derivative contracts caused by rising commodity prices, including $16 million in unrealized losses related to price risk management on storage contracts.

Costs and Expenses

	Quarter Ended
	March 31

millions	2008	2007

Oil and gas operating	$245	$340
Oil and gas transportation and other	130	112
Exploration	243	139
Gathering, processing and marketing	192	294
General and administrative	204	264
Depreciation, depletion and amortization	810	723
Other taxes	359	335
Impairments	-	12

Total	$2,183	$2,219

       During the first quarter of 2008, Anadarko's costs and expenses decreased 2% compared to the first quarter of 2007 due to the following factors:

-

Oil and gas operating expense decreased 28% primarily due to a decrease of $50 million associated with the 2007 divestitures and decreases in the deepwater Gulf of Mexico primarily related to lower subsurface repairs and demand charges for operating leases, partially offset by an increase of $30 million as a result of Independence Hub beginning production in the second half of 2007.

-	Oil and gas transportation and other expenses increased 16% primarily due to higher surface owner payments and higher processing fees as a result of an increase in rates.
-

Exploration expense increased $104 million due primarily to a $38 million increase in geological and geophysical costs, primarily in Mozambique and the Gulf of Mexico, a $27 million increase in dry hole expense related largely to activities in Alaska and the Gulf of Mexico and a $26 million increase in impairments of unproved properties.

-

Gathering, processing and marketing (GPM) expenses decreased $102 million. Costs associated with gathering and processing operations decreased $79 million primarily due to the 2007 divestitures, partially offset by an increase in cost of product associated with higher prices. Marketing transportation and cost of product decreased $23 million primarily due to lower transportation costs and lower contract termination fees.

-

General and administrative (G&A) expense decreased 23% primarily due to a $37 million decrease in employee severance and one-time benefits and decreases in contract employee and legal, consulting and audit fees primarily associated with the 2007 asset realignment program and system integration projects.

-

Depreciation, depletion and amortization (DD&A) expense increased 12%. DD&A expense associated with oil and gas properties increased approximately $60 million due to higher costs associated with acquiring, finding and developing oil and gas reserves and approximately $54 million due to higher sales volumes from retained properties. This increase was partially offset by a decrease in depreciation of other properties and equipment of $27 million.

-

Other taxes increased 7% primarily due to increased production and severance taxes related to higher commodity prices and increases associated with the effects of a new Alaskan severance tax and a windfall profits tax in China. This increase was partially offset by a decrease in Algerian exceptional profits tax expense primarily associated with a change in estimate of the 2006 exceptional profits tax recognized in the first quarter of 2007.

Interest Expense and Other (Income) Expense

	Quarter Ended
	March 31

millions	2008	2007

Interest Expense
Gross interest expense -
Current debt, long-term debt and other	$211	$355
Midstream subsidiary note payable to a related party	35	-
Capitalized interest	(19)	(39)

Net interest expense	227	316

Other (Income) Expense
Interest income	(10)	(11)
Other	(3)	(18)

Total other (income) expense	(13)	(29)

Total	$214	$287

       Anadarko's gross interest expense for the quarter ended March 31, 2008 decreased 31% compared to the same period of 2007. The decrease in the first quarter of 2008 was primarily due to a decrease in average debt levels.

       For the quarter ended March 31, 2008, capitalized interest decreased 51% compared to the same period of 2007 due to the completion of several large projects in 2007 that qualified for capitalized interest in the quarter ended March 31, 2007. For additional information, see Debt below and Interest Rate Risk under Item 3 of this Form 10-Q.

Income Tax Expense

	Quarter Ended
	March 31

millions except percentages	2008	2007

Income tax expense	$344	$1,049
Effective tax rate	59%	38%

       For the quarter ended March 31, 2008, income tax expense related to continuing operations decreased 67% compared to the same period of 2007 primarily due to a decrease in income before income taxes and variances from the statutory rate.

       The variance from the 35% statutory rate in 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax which is non-deductible for Algerian income tax purposes, the recognition of tax expense on the Company's pending divestiture of its 50% interest in the Peregrino field offshore Brazil in advance of the recognition of any associated gain or loss on sale, other foreign taxes in excess of federal statutory rates, the tax effect of the prior period book income correction recorded in the current period, state income taxes and other items. Income tax expense for the current period includes $83 million of deferred tax expense attributable to the Peregrino divestiture that was required to be recognized in the current period notwithstanding that the associated gain on sale is anticipated to be recognized in a subsequent period. The $83 million deferred tax expense recognized in the current period will reverse through current tax expense with no impact to total tax expense in subsequent periods. The variance from the 35% statutory rate in 2007 is attributable to the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of federal statutory rates, state income taxes and other items.

       The Company estimates that $150 million to $160 million of unrecognized tax benefits related to adjustments to taxable income and credits and associated interest previously recorded pursuant to FASB FIN No. 48 will reverse within the next 12 months due to statute expirations and audit settlements. The Company does not anticipate these reversals to have a significant impact on the effective tax rate.

Operating Results

Segment Analysis - Adjusted EBITDAX To assess the operating results of Anadarko's segments, management uses income from continuing operations before income taxes, interest expense, exploration expense, DD&A expense and impairments (Adjusted EBITDAX). The Company's definition of Adjusted EBITDAX, which is not a GAAP measure, excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period, but is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance, as capital expenditures are evaluated at the time capital costs are incurred. Anadarko's definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to the Company's financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company's financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company's ability to incur and service debt, fund capital expenditures and make distributions to shareholders.

       Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies, and therefore, the Company's consolidated Adjusted EBITDAX should be considered in conjunction with income from continuing operations and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect income from continuing operations and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for analysis of Anadarko's results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income from continuing operations before income taxes.

Adjusted EBITDAX

	Quarter Ended
	March 31

millions	2008	2007

Oil and gas exploration and production	$1,850	$4,002
Midstream	94	137
Marketing	(10)	(5)
Other and intersegment eliminations	(73)	(200)

Consolidated Adjusted EBITDAX	$1,861	$3,934
Exploration expense	243	139
Depreciation, depletion and amortization expense	810	723
Impairments	-	12
Interest expense	227	316

Income from continuing operations before income taxes	$581	$2,744

Oil and Gas Exploration and Production   The decrease in Adjusted EBITDAX for the first quarter of 2008 compared to the same period of 2007 was primarily due to a decrease in gains (losses) on divestitures and other, net of $2.6 billion and lower sales volumes as a result of the 2007 divestitures, partially offset by the impact of higher net commodity prices and higher sales volumes in the Gulf of Mexico and the Rockies. The Company's sales revenues include the impact of price risk management (including realized and unrealized gains and losses) which decreased oil and gas revenues $529 million during the first quarter of 2008, compared to a decrease of $243 million in the first quarter of 2007. Of these amounts for the first quarter of 2008 and 2007, $456 million and $494 million, respectively, were related to net unrealized losses on derivatives intended to manage price risk on oil and gas sales.

Midstream   The decrease in Adjusted EBITDAX for the first quarter of 2008 compared to the same period of 2007 resulted primarily from a decrease in gains (losses) on divestitures and other, net of $48 million and lower volumes as a result of the 2007 divestitures, partially offset by increases in revenues due to higher product prices and gathering rates.

Marketing   Marketing earnings primarily represents the revenues earned on sales of third-party gas, oil and NGLs, net of the related purchases. Adjusted EBITDAX for the first quarter of 2008 was comparable to the same period of 2007. Marketing sales in the first quarter of 2008 include net losses on commodity derivative contracts caused by rising commodity prices, including $16 million in unrealized losses related to price risk management on storage contracts.

Other and Intersegment Eliminations   Other and intersegment eliminations consists primarily of corporate costs that are not allocated to the operating segments and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for the first quarter of 2008 compared to the same period of 2007 was primarily due to a decrease in legal accruals, a decrease in employee severance and one-time benefits and decreases in contract employee and legal, consulting and audit fees primarily associated with the 2007 asset realignment program and system integration projects.

Divestitures  During the first quarter of 2008, the Company closed the sale of certain oil and gas properties in the United States for approximately $200 million and recognized a loss of $8 million. Net gains on divestitures for the first quarter of 2007 of $2.6 billion related primarily to the divestiture of oil and gas properties in the United States in several unrelated transactions.

       In March 2008, the Company entered into two separate agreements to divest its 50% interest in the Peregrino field offshore Brazil and certain related assets, and its 25% interest in the Kaskida unit in the deepwater Gulf of Mexico. In the aggregate, the agreements provide for base consideration to Anadarko of $1.8 billion at closing. Additionally, in connection with the sale of its interest in the Peregrino field, Anadarko may receive contingent consideration in future periods. Contingent consideration is based on the value of oil reserves produced from properties subject to the sale transaction. The Peregrino field is currently under development, with initial production expected in 2010. The timing of the closing of the Peregrino divestiture is contingent on approvals by the appropriate authorities, which are expected to be obtained in late 2008. The sale of Anadarko's interest in the Kaskida prospect closed in April 2008. In addition, in April 2008, Anadarko signed an agreement to sell its oil and gas properties in northern Louisiana for approximately $210 million.

       In April 2008, Anadarko entered into an agreement to sell a wholly-owned subsidiary, which owns an 18% interest in a Venezuelan joint venture, for $200 million. The closing of this transaction is subject to customary closing conditions, including receipt of approvals by the appropriate authorities.

       Net proceeds from pending asset divestitures are expected to be used for debt reduction.

Capital Resources and Liquidity

Overview   Anadarko's primary sources of cash during the first quarter of 2008 were cash flow from operating activities and proceeds from divestitures. The Company used cash primarily to retire debt, to fund Anadarko's capital spending program and to pay dividends.

Cash Flow from Operating Activities   Anadarko's cash flow from continuing operating activities during the quarter ended March 31, 2008 was $2.0 billion compared to $800 million for the same period of 2007. The increase in cash flow was attributed to higher commodity prices partially offset by the effect of lower sales volumes primarily associated with 2007 divestitures. Excluding the impact of acquisitions and divestitures, fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities.

Debt   At March 31, 2008, Anadarko's total debt was $13.8 billion compared to total debt of $14.7 billion at December 31, 2007. As of December 31, 2007, current debt included $1 billion under a variable-rate 354-day facility. This facility was fully repaid and concurrently retired in February 2008.

       In March 2008, the Company entered into a $1.3 billion, five-year Revolving Credit Agreement (RCA) with a syndicate of United States and foreign lenders. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. The RCA has a maximum 65% debt to total book capitalization covenant (excluding non-cash charges). The RCA terminates in March 2013. As of March 31, 2008, the Company had no outstanding borrowings under the RCA. The RCA replaced a $750 million revolving credit facility which was scheduled to mature in 2009 and was retired.

Capital Expenditures   The following table shows the Company's capital expenditures relating to continuing operations, by category.

	Quarter Ended
	March 31

millions	2008	2007

Property acquisition
Development - proved	$-	$8
Exploration - unproved	39	15
Development	691	666
Exploration	161	117
Capitalized interest	17	38

Total oil and gas capital expenditures	908	844
Gathering, processing and marketing and other	148	155

Total capital expenditures*	$1,056	$999

*  Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the consolidated statement of cash flows reflect capital expenditures on a cash basis, when payments are made.

       During the quarter ended March 31, 2008, Anadarko's capital spending increased 6% compared to the same period of 2007 primarily due to an increase in exploratory drilling in international locations.

Dividends     In each of the quarters ended March 31, 2008 and 2007, Anadarko paid $43 million in dividends to its common stockholders (nine cents per share in the first quarters of both 2008 and 2007). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

       The covenants in the Company's credit agreements provide for a maximum book capitalization ratio of 65% debt, exclusive of the effect of any non-cash writedowns. As of March 31, 2008, Anadarko's book capitalization ratio was 45%. Although the covenants of the agreements do not specifically restrict the payment of dividends, the Company could be limited in the amount of dividends it could pay in order to stay below the maximum book capitalization ratio. Based on these covenants, retained earnings of approximately $9.3 billion were not limited as to the payment of dividends.

       During each of the quarters ended March 31, 2008 and 2007, Anadarko also paid $1 million in preferred stock dividends.

Fair Value   The Company adopted the provisions of SFAS No. 157 effective January 1, 2008.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of its commodity options which totaled $1.1 billion at March 31, 2008. See Note 1 - Summary of Significant Accounting Policies and Note 6 - Financial Instruments of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

       The Company determines the value of commodity option contracts utilizing the Black-Scholes-Merton option pricing model.  Due to the fact that certain inputs used in determining estimated fair value of its commodity option contracts are considered unobservable (primarily volatility), as defined by SFAS No. 157, the Company has categorized these commodity option contracts as Level 3. The Company has consistently applied these valuation techniques in all periods presented. Changes in the fair values of derivatives affect results of operations, but, excluding cash collateral, will not affect Anadarko's liquidity or capital until settled. See Item 3 of this Form 10-Q for information on cash collateral.

       Any changes in the fair value of commodity option derivatives are reflected in income before taxes within revenues, net, in the period of the change.  The Company has historical experience in valuing the derivative instruments it holds, and compares these values against its counterparties. The Company believes it is unlikely that an independent third party would value the Company's option contracts at a significantly different amount than what is reflected in the Company's financial statements.

Outlook   The Company's goals include continuing to find or acquire high-margin oil and gas reserves at competitive prices while keeping operating costs at efficient levels.

       The objective of the Kerr-McGee and Western acquisitions in 2006 was to provide a more economically efficient platform with higher and more consistent growth potential, with the intent of divesting properties that were no longer deemed to be core to Anadarko's operations. During 2007, the Company successfully completed the majority of the divestiture stage of the realignment program. As expected, Anadarko's proved reserves after completing the divestitures were about equal to levels before the acquisitions. The new portfolio is intended to be better balanced, with lower-risk U.S. onshore resource plays complementing the volatility inherent in the Company's deepwater Gulf of Mexico and international programs.

       The Company has an approved 2008 capital spending budget of $5.1 billion. The Company has allocated about 65% of capital spending to development activities, 20% to exploration activities, 10% to gas gathering and processing activities, and the remaining 5% for capitalized interest and other items. The Company expects capital spending by area to be approximately 30% for the Rockies, 20% for the Southern region, 25% for the Gulf of Mexico, 15% for International and Alaska and 10% for Midstream. Emphasis will be on production growth in the Rockies and continued development in the Gulf of Mexico, including the start-up of the Blind Faith platform. The Company's capital discipline strategy is to set capital activity at levels that can be funded with operating cash flows. Anadarko believes that its expected level of cash flow will be sufficient to fund the Company's projected operational program for 2008.

       If capital expenditures were to exceed operating cash flow, funds would be supplemented as needed by short-term borrowings. To facilitate such borrowings, the Company has in place a $1.3 billion committed credit agreement, which is supplemented by various noncommitted credit lines that may be offered by certain banks from time to time at then-quoted rates. As of March 31, 2008, the Company had no outstanding borrowings under its credit facility. The Company's policy is to limit commercial paper borrowing to levels that are fully supported by unused balances from its committed credit facilities. The Company may choose to refinance certain portions of these short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may sell securities under its shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2006.

       The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property divestitures and additional borrowings, to secure funds when needed.

Master Limited Partnership Securities Offering   Anadarko intends to reduce its economic interest in certain midstream assets through the formation and initial public offering of interests in a Master Limited Partnership. The net after-tax proceeds from this transaction are expected to be used to reduce indebtedness under the midstream note payable to a related party.

Recent Accounting Developments

       In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No. 161). SFAS No. 161 does not change accounting policy for derivatives, but requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company's financial position, financial performance, and cash flows. SFAS No. 161 is effective for Anadarko for annual and interim periods beginning with the first quarter of 2009. Early adoption is permitted. The Company is evaluating the provisions of SFAS No. 161.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company's primary market risks are fluctuations in energy prices and interest rates. These fluctuations can affect revenues and the cost of operating, investing and financing activities. The Company's risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. Both exchange and over-the-counter traded derivative instruments are subject to margin deposit requirements. Margin deposits are required of the Company whenever its unrealized losses with a counterparty exceed predetermined credit limits. Given the Company's price risk management position and price volatility, the Company may be required from time to time to advance cash to its counterparties in order to satisfy these margin deposit requirements. During the quarter ended March 31, 2008, the Company's net margin requirements ranged from $24 to $514 million. The Company had net margin deposits (cash collateral) of $171 million outstanding at March 31, 2008.

       For information regarding the Company's accounting policies and additional information related to the Company's derivative and financial instruments, see Note 1 - Summary of Significant Accounting Policies, Note 5 - Debt and Interest Expense and Note 6 - Financial Instruments of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Energy Price Risk   The Company's most significant market risk is the pricing for natural gas, crude oil and NGLs. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a non-cash write down of the Company's oil and gas properties could be required under successful efforts accounting rules if future oil and gas commodity prices sustained significant decline. Below is a sensitivity analysis of the Company's commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes   The Company had derivative instruments in place to reduce the price risk associated with future equity production of 963 Bcf of natural gas and 73 MMBbls of crude oil as of March 31, 2008. As of March 31, 2008, the Company had a net unrealized loss of $728 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivative instruments by approximately $672 million. However, this loss would be substantially offset by an increase in the value of that portion of the Company's production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes   As of March 31, 2008, the Company had a net unrealized loss of $15 million (losses of $38 million and gains of $23 million) on derivative financial instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in an additional loss on these derivative instruments of $4 million.

Interest Rate Risk   As of March 31, 2008, Anadarko had outstanding $4.2 billion of variable-rate debt (including the midstream subsidiary note payable to a related party) and $9.6 billion of fixed-rate debt. A 10% increase in LIBOR interest rates would increase gross interest expense approximately $12 million per year.

       In January 2008, Anadarko entered into 18-month interest rate swaps effective March 2008 with an aggregate notional value of $1.0 billion whereby the Company pays a weighted-average fixed interest rate of 2.74% and receives a floating interest rate indexed to the three-month LIBOR rate.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

      There were no changes in Anadarko's internal control over financial reporting during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters    In June 2005 and November 2005, Kerr-McGee Oil and Gas Onshore LP received Notices of Violation from the Colorado Department of Public Health and Environment alleging that allowable air emissions under the Clean Air Act were exceeded with respect to certain production operations in Colorado. Kerr-McGee Oil and Gas Onshore LP also received a letter from the Department of Justice (DOJ) in November 2005 alleging violations of certain air quality and permitting regulations at the Cottonwood and Ouray compressor stations in Uintah County, Utah, which were operated by Westport Oil and Gas Company, L.P. prior to Westport's merger with Kerr-McGee in 2004. The Department of Justice later alleged that certain air quality regulations were also violated at the Bridge compressor station in Uintah County. The Company has negotiated a Consent Decree with the state and federal agencies to resolve all of the air issues by agreeing to pay a monetary penalty of $200,000 and by performing Supplemental Environmental Projects, at an estimated cost of $250,000. The settlement will also require the Company to perform certain air emission control measures requiring capital expenditures of approximately $18 million over a period of several years. The Consent Decree has been filed with the United States District Court for the District of Colorado in a matter styled United States of America v. Kerr-McGee Corporation. On August 17, 2007, the Rocky Mountain Clean Air Committee and the Natural Resources Defense Council filed a motion to intervene in the litigation. The Court approved the settlement on March 27, 2008.

       The Environmental Protection Agency (EPA) and the DOJ have alleged that spills at the Company's Salt Creek and Elk Basin fields violated provisions of the federal Clean Water Act and that the facilities had inadequate Spill Prevention Control and Countermeasure (SPCC) plans and facility response plans (FRP). The Company sold Elk Basin to a third party in 2007 but the Company agreed to retain responsibility for the historical spills, SPCC and FRP issues. The Company is currently in discussions with the EPA and DOJ regarding a possible settlement for certain spill locations, but the Company is also challenging the EPA's and DOJ's jurisdiction with respect to certain locations. In the opinion of management, the liability with respect to these actions will not have a material effect on the consolidated financial position, results of operations or cash flow of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2008.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Period	purchased (1)	per share	or programs	plans or programs (2)

January 1-31	3,051	$61.85	-
February 1-29	1,596	$61.37	-
March 1-31	469	$62.42	-

First Quarter 2008	5,116	$61.75	-	$636,000,000

(1)

During the first quarter of 2008, no shares were purchased under the Company's share repurchase program. During the first quarter of 2008, the 5,116 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

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

Exhibit		Original Filed	File
Number	Description	Exhibit	Number

3(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
	of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

(b)	By-laws of Anadarko Petroleum	3.1 to Form 8-K dated	1-8968
	Corporation, as amended	February 16, 2007

(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
	Restated Certificate of Incorporation	July 28, 2000

(d)	Certificate of Amendment of Anadarko's	3(d) to Form 10-Q	1-8968
	Restated Certificate of Incorporation	for quarter ended
June 30, 2006

4(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
	Cumulative Preferred Stock, Series B	May 6, 1998

(b)	Rights Agreement, dated as of October 29,	4.1 to Form 8-A dated	1-8968
	1998, between Anadarko Petroleum	October 30, 1998
Corporation and The Chase Manhattan Bank

(c)	Amendment No. 1 to Rights Agreement, dated	2.4 to Form 8-K dated	1-8968
	as of April 2, 2000 between Anadarko and	April 2, 2000
The Rights Agent

(d)	Underwriting Agreement, dated September 14, 2006, among Anadarko Petroleum Corporation and the Underwriters	1.1 to Form 8-K dated September 19, 2006	1-8968

(e)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A.	4.1 to Form 8-K dated September 19, 2006	1-8968

(f)	Second Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.1 to Form 8-K dated October 5, 2006	1-8968

(g)	Ninth Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.2 to Form 8-K dated October 5, 2006	1-8968

*31(a)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer

*(b)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer

*32	Section 1350 Certifications

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 6, 2008	By:	/s/ R. A. WALKER

R. A. Walker Senior Vice President, Finance and Chief Financial Officer