Form 10-Q
period 2008-06-30
ANADARKO PETROLEUM CORP
filed 2008-08-07
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer    X       Accelerated filer           Non-accelerated filer         Smaller reporting company .

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No   X   .

     The number of shares outstanding of the Company's common stock as of June 30, 2008 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	468,473,419

TABLE OF CONTENTS

Page
PART I

Item 1.	Financial Statements

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and 2007	-

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	-

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2008 and 2007	-

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	-

	Notes to Consolidated Financial Statements	-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-

Item 4.	Controls and Procedures	-

PART II

Item 1.	Legal Proceedings	-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-

Item 4.	Submission of Matters to a Vote of Security Holders	-

Item 6.	Exhibits	-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except per share amounts	2008	2007*	2008	2007*

Revenues and Other
Gas sales	$1,495	$1,162	$2,694	$2,237
Oil and condensate sales	344	1,225	1,694	2,296
Natural gas liquids sales	258	179	459	336
Gathering, processing and marketing sales	319	486	587	847
Gains (losses) on divestitures and other, net	370	1,533	330	4,119

Total	2,786	4,585	5,764	9,835

Costs and Expenses
Oil and gas operating	259	272	504	612
Oil and gas transportation and other	130	117	260	229
Exploration	264	222	507	361
Gathering, processing and marketing	222	329	414	623
General and administrative	199	246	403	510
Depreciation, depletion and amortization	784	712	1,594	1,435
Other taxes	523	265	882	600
Impairments	11	28	11	40

Total	2,392	2,191	4,575	4,410

Operating Income	394	2,394	1,189	5,425

Interest Expense, Other (Income) Expense and Minority Interests
Interest expense	151	323	378	639
Other (income) expense	(14)	(23)	(27)	(52)
Minority interests	5	-	5	-

Total	142	300	356	587

Income from Continuing Operations Before Income Taxes	252	2,094	833	4,838

Income Tax Expense	236	788	580	1,837

Income (Loss) from Continuing Operations	16	1,306	253	3,001

Income from Discontinued Operations, net of taxes	7	7	57	34

Net Income	23	1,313	310	3,035

Preferred Stock Dividends	-	-	1	1

Net Income Available to Common Stockholders	$23	$1,313	$309	$3,034

Per Common Share
Income from continuing operations - basic	$0.03	$2.81	$0.54	$6.46
Income from continuing operations - diluted	$0.03	$2.79	$0.53	$6.43
Income from discontinued operations, net of taxes - basic	$0.02	$0.02	$0.12	$0.07
Income from discontinued operations, net of taxes - diluted	$0.02	$0.02	$0.12	$0.07
Net income available to common stockholders - basic	$0.05	$2.82	$0.66	$6.54
Net income available to common stockholders - diluted	$0.05	$2.81	$0.66	$6.51

Dividends	$0.09	$0.09	$0.18	$0.18

Average Number of Common Shares Outstanding - Basic	468	465	468	464

Average Number of Common Shares Outstanding - Diluted	471	467	471	466

* Financial information for the 2007 periods has been revised to reflect the retrospective application of the successful efforts method of accounting. See Note 1.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
millions	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$652	$1,268
Accounts receivable, net of allowance:
Customers	1,995	1,465
Others	1,285	1,111
Other current assets	1,229	642
Current assets held for sale	6	-

Total	5,167	4,486

Properties and Equipment
Cost (includes unproved properties of $11,680 and $13,106
as of June 30, 2008 and December 31, 2007, respectively)	45,135	44,205
Less accumulated depreciation, depletion and amortization	8,324	6,754

Net properties and equipment - based on the successful efforts method
of accounting for oil and gas properties	36,811	37,451

Other Assets	1,186	1,030

Goodwill and Other Intangible Assets	5,115	5,166

Long-term Assets Held for Sale	1,058	318

Total Assets	$49,337	$48,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,198	$2,778
Accrued expenses	1,594	1,060
Current debt	52	1,396
Current liabilities associated with assets held for sale	27	-

Total	4,871	5,234

Long-term Debt	11,113	11,151

Midstream Subsidiary Note Payable to a Related Party	1,870	2,200

Other Long-term Liabilities
Deferred income taxes	10,295	10,214
Other	3,901	3,282
Long-term liabilities associated with assets held for sale	288	6

Total	14,484	13,502

Minority Interests	348	-

Stockholders' Equity
Preferred stock, par value $1.00 per share (2.0 million shares authorized,
zero and 0.05 million shares issued as of June 30, 2008 and	-	45
December 31, 2007, respectively)
Common stock, par value $0.10 per share (1.0 billion shares authorized, 469.6 million and 469.1 million shares issued as of June 30, 2008
and December 31, 2007, respectively)	47	47
Paid-in capital	5,611	5,511
Retained earnings	11,316	11,089
Treasury stock (1.2 million and 1.1 million shares as of June 30, 2008 and December 31, 2007, respectively)	(59)	(55)
Accumulated other comprehensive loss:
Unrealized loss on derivative instruments	(126)	(132)
Foreign currency translation adjustments	(1)	(1)
Pension and other postretirement plans	(137)	(140)

Total	(264)	(273)

Total	16,651	16,364

Commitments and Contingencies (Note 14)

Total Liabilities and Stockholders' Equity	$49,337	$48,451

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2008	2007*	2008	2007*

Net Income Available to Common Stockholders	$23	$1,313	$309	$3,034

Add: Preferred Stock Dividends	-	-	1	1

Net Income	23	1,313	310	3,035

Other Comprehensive Income (Loss), net of taxes
Unrealized gains (losses) on derivative instruments:
Reclassification of (gains) losses to net income(1)	2	2	6	-
Foreign currency translation adjustments	-	(1)	-	(1)
Pension and other postretirement plans adjustments(2)	1	3	3	3

Total	3	4	9	2

Comprehensive Income	$26	$1,317	$319	$3,037

(1)net of income tax benefit (expense) of:	$(1)	$(1)	$(3)	$-
(2)net of income tax benefit (expense) of:	(1)	(2)	(2)	(2)

* Financial information for the 2007 periods has been revised to reflect the retrospective application of the successful efforts method of accounting. See Note 1.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30

millions	2008	2007*

Cash Flow from Operating Activities
Net income	$310	$3,035
Less income from discontinued operations, net of taxes	57	34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,594	1,435
Deferred income taxes	37	(745)
Dry hole expense and impairments of unproved properties	332	257
Minority interests	5	-
Impairments	11	40
(Gains) losses on divestitures, net	(164)	(4,092)
Unrealized (gains) losses on derivatives	2,091	557
Other non-cash items	22	73
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(648)	1,042
Increase (decrease) in accounts payable and accrued expenses	(823)	(1,345)
Other items - net	(226)	660

Cash provided by (used in) operating activities - continuing operations	2,484	883
Cash provided by (used in) operating activities - discontinued operations	-	165

Net cash provided by (used in) operating activities	2,484	1,048

Cash Flow from Investing Activities
Additions to properties and equipment and dry hole costs	(2,204)	(2,166)
Divestitures of properties and equipment and other assets	664	7,566
Other - net	(94)	(2)

Cash provided by (used in) investing activities - continuing operations	(1,634)	5,398
Cash provided by (used in) investing activities - discontinued operations	-	(69)

Net cash provided by (used in) investing activities	(1,634)	5,329

Cash Flow from Financing Activities
Borrowings from unconsolidated affiliates	1	1,000
Repayments of debt	(1,396)	(6,125)
Repayments on midstream subsidiary note payable	(330)	-
Increase (decrease) in accounts payable, banks	39	(42)
Dividends paid	(87)	(87)
Settlement of derivatives with a financing element	(1)	(43)
Purchase of treasury stock	(4)	(10)
Repurchase and retirement of preferred stock	(45)	-
Issuance of common stock	15	66
Sale of subsidiary interests	343	-

Cash provided by (used in) financing activities - continuing operations	(1,465)	(5,241)
Cash provided by (used in) financing activities - discontinued operations	-	-

Net cash provided by (used in) financing activities	(1,465)	(5,241)

Net Increase (Decrease) in Cash and Cash Equivalents	(615)	1,136

Cash and Cash Equivalents at Beginning of Period	1,268	511

Cash and Cash Equivalents at End of Period	$653	$1,647

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

       The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

       The accompanying financial statements and notes should be read in conjunction with the Company's 2007 Annual Report on Form 10-K.

Assets Held for Sale and Discontinued Operations   Certain assets were classified as held for sale as of June 30, 2008 and December 31, 2007. Additionally, the Company's Canadian operations, which were substantially divested in 2006, have been classified as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to Anadarko's continuing operations. See Note 2.

Changes in Accounting Principles   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," as of January 1, 2008. SFAS No. 157 does not require any additional fair value measurements. Rather, the pronouncement defines fair value, establishes a framework for measuring fair value under existing accounting pronouncements that require fair value measurements, and expands disclosures about fair value measurements. The Company elected to implement this Statement with the one-year deferral permitted by Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities initially measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities initially measured at fair value such as business combinations and exchanges measured at fair value; impaired long lived assets (asset groups); intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which Anadarko uses fair value. The Company does not expect any significant impact to Anadarko's consolidated financial statements when the Company implements SFAS No. 157 for these assets and liabilities. See Note 6.

       Additionally, as of January 1, 2008, Anadarko adopted FASB FSP FASB Interpretation (FIN) No. 39-1, "Amendment of FASB Interpretation No. 39," which effectively amends FIN No. 39, "Offsetting of Amounts Related to Certain Contracts." The FSP permits netting fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty, and subject to a master netting arrangement. The Company has elected to employ net presentation of derivative assets and liabilities when FSP FIN No. 39-1 conditions are met. This election is consistent with the Company's historical practice and, therefore, did not affect prior periods presented. However, the FSP also requires that when derivative assets and liabilities are presented net, fair value of the right to reclaim collateral assets held by counterparties or the obligation to return cash collateral received from counterparties is also offset against the net fair value of the corresponding derivative. Netting collateral assets and liabilities against corresponding derivative balances represents a change in accounting policy for Anadarko, and has been applied to all periods presented. As a result, collateral assets of $30 million at December 31, 2007 were reclassified and are presented as a reduction of liabilities. See Note 6.

       In the third quarter of 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with SFAS No. 154, "Accounting Changes and Error Corrections," financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The effect of the accounting change on net income for the three and six months ended June 30, 2007 was an increase of approximately $661 million and $2.3 billion, respectively, or $1.42 and $4.89 per diluted share, respectively. The increase in income primarily results from the recognition of gains on oil and gas property divestitures, which were previously recognized as an adjustment to the full cost pool under the full cost method.

Derivative Instruments   Anadarko utilizes derivative instruments in conjunction with its marketing and trading activities and to manage the price risk attributable to the Company's forecasted sales of oil, natural gas and NGLs production. Anadarko utilizes derivatives to manage its exposure associated with NGLs processing, interest rates and foreign currency exchange rates. All derivatives that do not satisfy the normal purchases and sales exception criteria are carried on the balance sheet at fair value and are included in other current assets, other assets, accrued expenses or other long-term liabilities, depending on the position (netted when appropriate) and the expected timing of settlement.

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

Accounting for Sales of Subsidiary Member Interest   Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary" (SAB 51), provides guidance on accounting for the effect of issuances of a subsidiary's stock on the parent's investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent's investment (SAB 51 credits or charges, respectively) either in income or in stockholders' equity. In accordance with the election provided in SAB 51, Anadarko adopted a policy of recording such SAB 51 credits or charges directly to paid-in capital in stockholders' equity. See Note 8.

Recently Issued Accounting Standards Not Yet Adopted  In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 does not change the accounting policy for derivatives, but requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company's financial position, financial performance and cash flows. SFAS No. 161 is effective for Anadarko for annual and interim periods beginning with the first quarter of 2009. Early adoption is permitted. The Company is evaluating the provisions of SFAS No. 161. SFAS No. 161 is a disclosure requirement that does not affect Anadarko's consolidated financial position or net income.

       In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share." FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company is currently evaluating the impact of FSP EITF No. 03-6-1 on the Company's reported earnings per share.

2.  Divestitures and Other, Assets Held for Sale and Discontinued Operations

Gains (Losses) on Divestitures and Other  During the first six months of 2008, the Company closed the sale of certain oil and gas properties, primarily in the United States, for approximately $660 million. In May 2008, the Company's then wholly-owned subsidiary, Western Gas Partners, LP, completed an initial public offering. Net proceeds from the initial public offering were $321 million. See Note 8.

       Since its adoption of the successful efforts method of accounting in the third quarter of 2007, the Company continues to evaluate the accuracy and completeness of its detailed records for properties and equipment. As part of this process, in March 2008, management identified in its oil and gas property records capitalized costs of $163 million attributable to properties that were divested in 2007. Because these costs were inadvertently excluded from the gain calculations, pretax gains on divestitures reported in the first and second quarter of 2007 were overstated by $75 million and $88 million, respectively. Management concluded that the misstatements were not material relative to 2007 interim and annual results, or to the 2008 period, and corrected the error in the first quarter of 2008. Accordingly, the accompanying consolidated statement of income for the six months ended June 30, 2008 reflects a $163 million reduction in gains (losses) on divestitures and other, net for 2007 divestiture transactions.

       Additionally, an unrelated analysis led management to conclude that the net properties and equipment balance was understated by $81 million when compared to the detailed accounting records by property. That amount arose as a result of accounting adjustments to convert from the full cost to the successful efforts method, and could not be reasonably associated with specific properties. Accordingly, management removed the unidentified amount from the balance sheet, increasing the properties and equipment balance and increasing first quarter of 2008 earnings. The $81 million correction is reported in gains (losses) on divestitures and other, net for the six months ended June 30, 2008.

       After considering the effect of income taxes, the two adjustments recorded in the first quarter of 2008 related to the adoption of the successful efforts method of accounting described above, reduced net earnings for the six months ended June 30, 2008 by $52 million. Net gains on divestitures for the three and six months ended June 30, 2008 of $335 million and $327 million, respectively, related to the divestiture of certain oil and gas properties primarily in the United States in several unrelated transactions. Net gains on divestitures for the three and six months ended June 30, 2007 of $1.5 billion and $4.1 billion, respectively, related primarily to the divestiture of oil and gas properties in the United States in several unrelated transactions.

Pending Divestitures and Assets Held for Sale  In March 2008, the Company entered into an agreement to divest its 50% interest in the Peregrino field offshore Brazil and certain related assets. The agreement provides for consideration to Anadarko of $1.5 billion at closing. Additionally, in connection with the sale of its interest in the Peregrino field, Anadarko may receive contingent consideration in future periods. Contingent consideration is based on the value of oil produced from properties subject to the sale transaction. The Peregrino field is currently under development, with initial production expected in 2010. The timing of the closing of the Peregrino divestiture is contingent on approvals by the appropriate authorities, which are expected to be obtained in late 2008.

       Assets and liabilities associated with the Peregrino development are classified as held for sale as of June 30, 2008. For each held-for-sale asset, sale proceeds are expected to exceed the net carrying amount of the relevant asset and, therefore, no impairment was indicated. Income tax expense for the six months ended June 30, 2008 includes $83 million of deferred tax expense attributable to the Peregrino divestiture that was required to be recognized in the first quarter of 2008 notwithstanding that the associated gain on sale is anticipated to be recognized in a subsequent period.

       In April 2008, Anadarko entered into an agreement to sell a wholly-owned subsidiary, which owns an 18% interest in a Venezuelan joint venture, for $200 million. The closing of this transaction is subject to customary closing conditions, including receipt of approvals by the appropriate authorities. Anadarko's investment in Venezuela is included in other assets at June 30, 2008.

       Net proceeds from pending asset divestitures are expected to be used for debt reduction.

Discontinued Operations In late 2006, Anadarko divested its Canadian oil and gas operations. Activity in 2008 and 2007 relates primarily to the impact of an adjustment to an indemnity obligation provided by the Company to the purchaser, as well as expenses associated with finalizing exit activities. See Note 14.

3.  Inventories

       The major classes of inventories, included in other current assets, are as follows:

	June 30,	December 31,
millions	2008	2007

Materials and supplies	$221	$202
Natural gas	27	42
Crude oil and NGLs	153	114

Total	$401	$358

4.  Properties and Equipment

Suspended Exploratory Drilling Costs  If an exploratory well has found sufficient quantities of hydrocarbons to justify its potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending determination of whether proved reserves can be attributed to the area as a result of drilling.

       The following table presents the amount of suspended exploratory drilling costs at June 30, 2008 and December 31, 2007, and changes in those amounts for the first six months of 2008. The table excludes amounts capitalized and either reclassified to proved oil and gas properties or charged to expense in the same reporting period.

millions
Balance at December 31, 2007	$308
Additions pending the determination of proved reserves	128
Reclassifications to proved oil and gas properties	(44)
Charges to exploration expense	(9)

Balance at June 30, 2008	$383

       The following table presents the total amount of suspended exploratory drilling costs as of June 30, 2008 by geographic area, including the year the costs were originally incurred.

		Year Costs Incurred

				2006 & Prior
millions	Total	2008	2007

United States - Offshore	$159	$-	$88	$71
United States - Onshore	90	30	42	18
International	134	58	76	-

	$383	$88	$206	$89

       The well costs that have been suspended for longer than one year are associated with 21 projects. The majority of such costs associated with projects in the United States are suspended pending the completion of an economic evaluation including, but not limited to, results of additional appraisal drilling, facilities, infrastructure, well test analysis, additional geological and geophysical data and approval of a development plan. The international projects with costs suspended for longer than one year are primarily suspended pending the results of additional appraisal drilling. Management believes these projects related to exploratory drilling costs have sufficient quantities of hydrocarbons to justify their potential development and is actively pursuing efforts to assess whether reserves can be attributed to their respective areas. If additional information becomes available that raises substantial doubt about the economic or operational viability of any of these projects, the associated costs will be expensed.

5.  Debt and Interest Expense

Debt  The following table represents the debt of the Company as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007

millions	Principal	Carrying Value	Principal	Carrying Value

Current and long-term debt		$11,165		$12,547
Midstream subsidiary note payable to
a related party		1,870		2,200

Total debt	$14,831	$13,035	$16,558	$14,747

       As of December 31, 2007, current debt included $1 billion under a variable-rate 354-day facility. This facility was fully repaid and concurrently retired in February 2008. During the first six months of 2008, the Company repaid an aggregate principal amount of $1.7 billion (including the variable-rate 354-day facility) that was outstanding at December 31, 2007.

       In March 2008, the Company entered into a $1.3 billion, five-year Revolving Credit Agreement (RCA) with a syndicate of United States and foreign lenders. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. The RCA has a maximum 65% debt to total book capitalization covenant (excluding non-cash charges). The RCA terminates in March 2013. The RCA replaced a $750 million revolving credit facility which was scheduled to mature in 2009 and was retired. As of June 30, 2008, the Company had no outstanding borrowings under the RCA.

       See Note 7 for Anadarko's notes payable to certain investees that do not affect the reported debt balance.

Interest Expense  The following table summarizes the amounts included in interest expense.

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2008	2007	2008	2007

Gross interest expense -
Current debt, long-term debt and other	$175	$367	$386	$722
Midstream subsidiary note payable to a related party	27	-	62	-
Capitalized interest*	(51)	(44)	(70)	(83)

Net interest expense	$151	$323	$378	$639

*Included in the three and six month periods ended June 30, 2008 is additional capitalized interest related to prior periods of $25 million and $16 million, respectively.

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

       Futures contracts are generally used to fix the price of expected future gas sales and oil sales at major industry trading locations; for example, Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Commodity swap agreements are generally used to fix or float the price of oil and gas at major trading locations. Basis swaps are used to fix, or float, the price differential between the price of gas at Henry Hub and various other market locations. Physical delivery purchase and sale agreements require the receipt or delivery of physical product at a specified location and price. The pricing can be fixed or market-based. Options are generally used to fix a floor and a ceiling price (collar) for expected future oil and gas sales. Interest rate swaps are used to fix or float interest rates attributable to the Company's existing or anticipated debt issuances.

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

Oil and Gas Activities   At June 30, 2008 and December 31, 2007, the Company was party to derivative financial instruments intended to manage price risk associated with a portion of its expected future sales of its oil and gas production. Realized and unrealized gains and losses related to derivative financial instruments entered into to economically hedge the sales price of the Company's future sales of its gas and oil production are recognized in gas sales and oil and condensate sales, respectively, as they occur. For the quarters ended June 30, 2008 and 2007, unrealized losses of $1.6 billion and $18 million, respectively, and realized gains (losses) of $(328) million and $129 million, respectively, were recorded in natural gas, oil and NGLs sales. For the six months ended June 30, 2008 and 2007, unrealized losses of $2.1 billion and $512 million, respectively, and realized gains (losses) of $(401) million and $380 million, respectively, were recorded in natural gas, oil and NGLs sales.

       The following table presents the fair value of the Company's commodity derivative financial instruments (excluding physical delivery sales contracts) and the accumulated other comprehensive loss representing net unrealized losses on those commodity derivatives that were previously subject to cash flow hedge accounting.

	June 30,	December 31,
millions	2008	2007

Fair Value -
Current asset	$94	$47
Current liability	(1,870)	(156)
Long-term asset	337	52
Long-term liability	(936)	(207)

Total	$(2,375)	$(264)

Accumulated other comprehensive loss before income taxes	$(22)	$(21)
Accumulated other comprehensive loss after income taxes	$(14)	$(14)

       Below is a summary of the Company's derivative financial instruments related to its oil and gas production as of June 30, 2008. The natural gas prices are NYMEX Henry Hub. The crude oil prices reflect a combination of NYMEX Cushing and London Brent Dated.

		Average Price per MMBtu

	Volume		Floor
	(thousand	Ceiling	Purchased	Floor
	MMBtu/d)	Sold Price	Price	Sold Price
Natural Gas
Three-Way Collars (a)
Remainder of 2008	500	$14.26	$7.50	$5.00
Remainder of 2008	900	$9.14	$7.50	$5.50

	1,400	$10.97	$7.50	$5.32

2009	530	$11.25	$7.50	$5.45

			Volume
			(thousand	Price per
			MMBtu/d)	MMBtu
Basis Swaps
Remainder of 2008
Gulf Coast			560	$(0.24)
Mid Continent			365	$(1.01)
Rocky Mountains			455	$(1.47)
West Texas			35	$(0.92)

			1,415	$(0.85)

2009			1,200	$(0.85)
2010			345	$(1.08)

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

		Average Price per Barrel

			Floor
	Volume	Ceiling	Purchased	Floor
	(MBbls/d)	Sold Price	Price	Sold Price
Crude Oil

Three-Way Collars (a)
Remainder of 2008	31	$87.09	$49.09	$34.09
Remainder of 2008	20	$87.38	$60.00	$45.00
Remainder of 2008	35	$101.39	$60.00	$45.00

	86	$92.98	$56.07	$41.07

2009	48	$87.04	$52.51	$37.51
2010	18	$86.76	$49.19	$34.18
2011	3	$86.00	$50.00	$35.00
2012	2	$92.50	$50.00	$35.00

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

Marketing and Trading Activities   Gains and losses attributable to the Company's marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The marketing and trading gains and losses attributable to the Company's production are reported in gas sales, oil and condensate sales and NGLs sales. The marketing and trading gains and losses attributable to third-party production are reported in gathering, processing and marketing sales. The fair values of these derivatives as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
millions	2008	2007

Fair Value -
Current asset	$45	$37
Current liability	(30)	(25)
Long-term asset	21	4
Long-term liability	(20)	(5)

Total	$16	$11

Interest Rate Swaps   In January 2008, Anadarko entered into 18-month interest rate swaps effective March 2008 with an aggregate notional value of $1.0 billion whereby the Company pays a weighted-average fixed interest rate of 2.74% and receives a floating interest rate indexed to the three-month LIBOR rate.

       Gains or (losses) (realized and unrealized) on interest rate swaps of $11 million and $(37) million were recorded as interest expense for the quarters ended June 30, 2008 and June 30, 2007, respectively. Gains or (losses) (realized and unrealized) on interest rate swaps of $5 million and $(45) million were recorded as interest expense for the six months ended June 30, 2008 and June 30, 2007, respectively.

       In 2006, the Company realized a pretax loss of $211 million ($132 million after tax) upon the settlement of interest rate swaps that hedged the interest rate risk of a then-anticipated debt issuance. Since the swaps qualified and were designated as cash flow hedges of the forecasted debt issuances, this loss was recognized in accumulated other comprehensive income, and is being amortized to interest expense over the term of the related debt. As of June 30, 2008 and December 31, 2007, the unamortized balance of the pretax accumulated other comprehensive loss was $177 million and $187 million, respectively, or $113 million and $119 million, respectively, net of tax effects.

Fair Value   As discussed in Note 1, the Company adopted SFAS No. 157 effective January 1, 2008. To estimate fair value, the Company utilizes observable market data when available, or models that utilize observable market data. In addition to market information, the Company incorporates transaction-specific details that, in management's judgment, market participants would utilize in a fair value measurement.

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

Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (for example, quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated inputs).

Level 3 - inputs that are not observable from objective sources, such as the Company's internally developed assumptions about market participant assumptions used in pricing an asset or liability (for example, an estimate of future cash flows used in the Company's internally developed present value of future cash flows model that underlies the fair value measurement).

       In forming fair value estimates, the Company utilizes the most observable inputs available for the valuation technique utilized. If a fair value measurement reflects inputs of different levels within the hierarchy, the measurement is categorized based upon the lowest level of input that is significant to the fair value measurement. For Anadarko, recurring fair value measurements are performed for interest rate and commodity derivatives. The fair value of commodity futures contracts is based on inputs that are quoted prices in active markets for identical assets or liabilities, thus resulting in Level 1 categorization of such measurements. The valuation of physical delivery purchase and sale agreements, over-the-counter financial swaps, and three-way collars are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instrument. The Company categorizes these measurements as Level 2.

       The following table sets forth, by level within the hierarchy, the fair value of the Company's financial assets and liabilities at June 30, 2008 that are measured at fair value each reporting period.

				Netting and Collateral (1)
millions	Level 1	Level 2	Level 3		Total

Assets:

Commodity derivatives	$10	$1,273	$-	$(816)	$467
Interest rate derivatives	-	5	-	-	5

Total	$10	$1,278	$-	$(816)	$472

Liabilities:
Commodity derivatives	$12	$3,630	$-	$(2,044)	$1,598

(1) Represents the impact of netting assets, liabilities and collateral with counterparties with which the right of setoff exists. Cash collateral held by counterparties was $1.3 billion at June 30, 2008. Cash collateral held by Anadarko was $106 million at June 30, 2008.

       The following table is a reconciliation of changes in the fair value of the net derivative assets (liabilities) classified as Level 3 in the fair value hierarchy.

	Three Months Ended	Six Months Ended
millions	June 30, 2008	June 30, 2008

Balance as of the beginning of the period	$(1,127)	$(291)
Realized and unrealized gains (losses)	-	(874)
Purchases, issuances and settlements	-	38
Transfers in and/or out of Level 3	1,127	1,127

Balance as of June 30, 2008	$-	$-

      Transfers out of Level 3 were the result of the Company implementing a marketing system in the second quarter of 2008. The new system utilizes observable market data or interpolates valuations using observable market data for all significant inputs.

7.  Unconsolidated Affiliates

Noncontrolling Mandatorily Redeemable Interests  In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets with an aggregate fair value of approximately $2.9 billion at the time of the contribution to newly formed unconsolidated entities in exchange for non-controlling mandatorily redeemable interests in those entities. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion. The Company accounts for its investments in these entities under the equity method of accounting. At June 30, 2008, the carrying amount of these investments was $2.84 billion, while the carrying amount of notes payable to affiliates was $2.85 billion. Anadarko has legal right of setoff and intends to net-settle its obligations under each of the notes payable to the investees and the distributable value of its interest in the corresponding investee. Accordingly, the investment and the obligation are presented net on the consolidated balance sheet and are included in other long-term liabilities - other for all periods presented. Other income (expense) for the three and six months ended June 30, 2008 includes interest expense on the notes payable to the investee entities of $(28) million and $(69) million, respectively, and equity in earnings from Anadarko's investments in the investee entities of $30 million and $74 million, respectively. Other income (expense) for the three and six months ended June 30, 2007 includes interest expense on the notes payable to the investee entities of $(17) million and equity in earnings from Anadarko's investments in the investee entities of $17 million.

8.  Minority Interests

Master Limited Partnership   During the second quarter of 2008, Anadarko issued 20.8 million common units (representing a 38.4% limited partner interest) of its subsidiary, Western Gas Partners, LP (WES), through an initial public offering (IPO), for net proceeds of $321 million ($343 million less $22 million for underwriting discounts and structuring fees). Anadarko contributed assets to WES in exchange for a 2% general partner interest and 100% of the WES incentive distribution rights and common and subordinated units, together representing an aggregate 59.6% limited partner interest in WES. In addition, Anadarko maintains control over the assets owned by WES through ownership of the general partner. Proceeds were used to reduce debt.

       The common units have preference over the subordinated units with respect to cash distributions. Accordingly, we recorded all proceeds from the sale of the partnership units as minority interest on the consolidated balance sheet. The subordinated units will convert into an equal number of common units upon termination of the subordination period. Generally, the subordination period will end when either:

(i) WES has paid at least $0.30 per quarter on each outstanding common unit, subordinated unit and general partner unit for any three consecutive four quarterly periods ending on or after June 30, 2011;

    or

(ii) WES has paid at least $0.45 per quarter on each outstanding common unit, subordinated unit and general partner unit for any consecutive four quarters.

       When the subordinated units convert to common units, the Company will recognize additional paid-in capital in stockholders' equity in accordance with SAB 51.

       The Company consolidates the results of operations and financial position of WES in the consolidated financial statements of Anadarko, and recognizes the portion of WES' results of operations that are not owned by Anadarko as minority interests.

       WES is required to pay a minimum quarterly distribution of $0.30 per unit to the extent it has sufficient cash available as defined in its partnership agreement.

9.  Stockholders' Equity

Preferred Stock  For the first and second quarters of 2008 and 2007, dividends of $13.65 per share (equivalent to $1.365 per depositary share) were paid to holders of the Company's preferred stock. Anadarko redeemed and subsequently retired the remaining depositary shares for $45 million in the second quarter of 2008.

Common Stock The reconciliation between basic and diluted EPS from continuing operations is as follows:

Three Months Ended				Three Months Ended
June 30, 2008				June 30, 2007

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income from continuing
operations	$16			$1,306
Preferred stock dividends	-			-

Income from continuing
operations available to
common stockholders	$16	468	$0.03	$1,306	465	$2.81

Diluted EPS
Effect of dilutive stock options,
restricted stock and performance-
based stock awards	-	3		-	2

Income from continuing
operations available to
common stockholders	$16	471	$0.03	$1,306	467	$2.79

Six Months Ended				Six Months Ended
June 30, 2008				June 30, 2007

			Per Share			Per Share
millions except per share amounts	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income from continuing
operations	$253			$3,001
Preferred stock dividends	(1)			(1)

Income from continuing
operations available to
common stockholders	$252	468	$0.54	$3,000	464	$6.46

Diluted EPS
Effect of dilutive stock options,
restricted stock and performance-
based stock awards	-	3		-	2

Income from continuing
operations available to
common stockholders	$252	471	$0.53	$3,000	466	$6.43

       For the three and six months ended June 30, 2008, awards for 1.1 million and 1.4 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2007, awards for 1.6 million and 3.6 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive.

       The covenants in certain of the Company's agreements provide for a maximum book capitalization ratio of 65% debt. Although these covenants do not specifically restrict the payment of dividends, the impact of dividends paid on the Company's debt to total book capitalization ratio must be considered prior to the payment of dividends in order to ensure the maximum debt to total book capitalization ratio is not exceeded. Based on these covenants, as of June 30, 2008, retained earnings of approximately $9.6 billion were not limited as to the payment of dividends.

10.  Statements of Cash Flows Supplemental Information

       The following table presents supplemental cash flow information. Cash paid for interest is net of amounts capitalized.

	Six Months Ended
	June 30

millions	2008	2007

Cash paid (including discontinued operations):
Interest	$396	$566
Income taxes	$486	$1,080

Non-cash investing activities:
Receipt of an equity investment in exchange for interests in oil
and gas properties (See Note 7)	$-	$1,000
Fair value of properties and equipment received
in non-cash exchange transactions	$108	$88

       The difference between cash and cash equivalents on the consolidated balance sheet and statement of cash flows at June 30, 2008 is $1 million related to Peregrino assets, which is included in current assets held for sale on the consolidated balance sheet.

11.  Segment Information

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

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2008	2007	2008	2007

Consolidated Adjusted EBITDAX	$1,462	$3,379	$3,323	$7,313
Exploration expense	264	222	507	361
Depreciation, depletion and amortization	784	712	1,594	1,435
Impairments	11	28	11	40
Interest expense	151	323	378	639

Income from continuing operations before income taxes	$252	$2,094	$833	$4,838

       The following table presents selected financial information for Anadarko's operating segments. Information presented as "Other and Intersegment Eliminations" includes results from hard minerals joint ventures and royalty arrangements, operating activities that are not considered operating segments, as well as corporate and financing activities.

Oil and Gas				Other and
Exploration				Intersegment
millions	& Production	Midstream	Marketing	Eliminations	Total

Three Months Ended June 30:

2008
Sales revenues	$157	$61	$2,196	$2	$2,416
Intersegment revenues	1,858	335	(2,043)	(150)	-
Gains (losses) on divestitures and other, net	251	3	-	116	370

Total revenues and other	2,266	399	153	(32)	2,786

Operating costs and expenses (1)	971	266	118	(22)	1,333
Other (income) expense	-	-	-	(14)	(14)
Minority interests	-	5	-	-	5

Total costs and expenses	971	271	118	(36)	1,324

Adjusted EBITDAX	$1,295	$128	$35	$4	$1,462

2007
Sales revenues	$1,525	$37	$1,506	$(16)	$3,052
Intersegment revenues	949	418	(1,291)	(76)	-
Gains (losses) on divestitures and other, net	1,305	190	-	38	1,533

Total revenues and other	3,779	645	215	(54)	4,585

Operating costs and expenses (1)	631	349	103	146	1,229
Other (income) expense	-	-	-	(23)	(23)

Total costs and expenses	631	349	103	123	1,206

Adjusted EBITDAX	$3,148	$296	$112	$(177)	$3,379

(1)     Operating costs and expenses exclude exploration, DD&A and impairment expenses since they are excluded from Adjusted EBITDAX. Included in the Midstream segment for the three months ended June 30, 2008 is a reduction of accrued expenses related to prior periods of $41 million.

Oil and Gas				Other and
Exploration				Intersegment
millions	& Production	Midstream	Marketing	Eliminations	Total

Six Months Ended June 30:

2008
Sales revenues	$1,365	$143	$3,926	$-	$5,434
Intersegment revenues	3,353	585	(3,680)	(258)	-
Gains (losses) on divestitures and other, net	167	(3)	-	166	330

Total revenues and other	4,885	725	246	(92)	5,764

Operating costs and expenses (1)	1,740	498	221	4	2,463
Other (income) expense	-	-	-	(27)	(27)
Minority interests	-	5	-	-	5

Total costs and expenses	1,740	503	221	(23)	2,441

Adjusted EBITDAX	$3,145	$222	$25	$(69)	$3,323

2007
Sales revenues	$2,887	$103	$2,787	$(61)	$5,716
Intersegment revenues	1,834	766	(2,464)	(136)	-
Gains (losses) on divestitures and other, net	3,862	232	-	25	4,119

Total revenues and other	8,583	1,101	323	(172)	9,835

Operating costs and expenses (1)	1,433	668	216	257	2,574
Other (income) expense	-	-	-	(52)	(52)

Total costs and expenses	1,433	668	216	205	2,522

Adjusted EBITDAX	$7,150	$433	$107	$(377)	$7,313

June 30, 2008:
Net properties and equipment	$32,284	$2,933	$27	$1,567	$36,811

Goodwill	$4,845	$110	$-	$-	$4,955

December 31, 2007:
Net properties and equipment	$33,150	$2,694	$28	$1,579	$37,451

Goodwill	$4,847	$108	$-	$-	$4,955

(1)     Operating costs and expenses exclude exploration, DD&A and impairment expenses since they are excluded from Adjusted EBITDAX. Included in the Midstream segment for the six months ended June 30, 2008 is a reduction of accrued expenses related to a prior period of $29 million.

12.  Income Taxes

       Following is a summary of income tax expense and effective tax rates for the three and six months ended June 30, 2008 and June 30, 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except percentages	2008	2007	2008	2007

Income tax expense	$236	$788	$580	$1,837
Effective tax rate	94%	38%	70%	38%

       The variance from the 35% statutory rate for the three months ended June 30, 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, state income taxes and other items. The variance from the 35% statutory rate for the six months ended June 30, 2008 also includes the recognition of tax expense on the Company's pending divestiture of its 50% interest in the Peregrino field offshore Brazil in advance of the recognition of any associated gain or loss on sale. The variance from the 35% statutory rate in 2007 is attributable to the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of federal statutory rates, state income taxes and other items.

       During the second quarter of 2008, $48 million of previously established Financial Accounting Standards Board Interpretation No. 48 (FIN 48), "Accounting for Uncertainty of Income Taxes - an interpretation of SFAS No. 109" liability and associated interest was settled with the taxing authorities.

13.  Pension Plans and Other Postretirement Benefits

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

       During the six months ended June 30, 2008, the Company made contributions of $6 million to its funded pension plans, $4 million to its unfunded pension plans and $12 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. During the remainder of 2008, the Company expects to contribute about $60 million to its funded pension plans, $9 million to its unfunded pension plans and $10 million to its unfunded other postretirement benefit plans.

       The following table sets forth the Company's pension and other postretirement benefit costs.

	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended
	June 30		June 30

millions	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$13	$15	$3	$5
Interest cost	20	20	5	5
Expected return on plan assets	(20)	(21)	-	-
Amortization of prior service cost (credit)	1	1	(1)	-
Amortization of actuarial losses	2	5	-	-
Termination benefits	-	12	-	5
Settlements	-	4	-	-
Curtailments	-	(4)	-	(1)

Net periodic benefit cost	$16	$32	$7	$14

	Pension Benefits		Other Benefits

	Six Months Ended		Six Months Ended
	June 30		June 30

millions	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$27	$31	$7	$9
Interest cost	39	40	10	10
Expected return on plan assets	(40)	(42)	-	-
Amortization of prior service cost (credit)	1	1	(1)	-
Amortization of actuarial losses	5	10	-	1
Termination benefits	-	26	-	5
Settlements	-	(1)	-	-
Curtailments	-	(4)	-	(1)

Net periodic benefit cost	$32	$61	$16	$24

14.  Commitments and Contingencies

Commitments  In February 2008, the Company extended the terms of a drilling rig contract, which gave rise to an additional $586 million commitment for minimum lease payments in years 2010 through 2013. The portion of these lease payments associated with exploratory wells and development wells, net of amounts billed to partners, will initially be capitalized as a component of oil and gas properties, and either depreciated in future periods or written off as exploration expense. The future minimum lease payments for the Company's operating leases were $5.3 billion at June 30, 2008 compared to $5.5 billion at December 31, 2007.

Contingencies   Litigation charges and adjustments of $3 million and $6 million were expensed for the three and six months ended June 30, 2008, respectively. Litigation charges and adjustments of zero and $34 million were expensed for the three and six months ended June 30, 2007, respectively. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

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

Deepwater Royalty Relief Act   In 1995, the United States Congress passed the Deepwater Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalty on certain federal leases located in the deep waters of the Gulf of Mexico. After the passage of the DWRRA, the Minerals Management Service (MMS) included price thresholds on leases issued in 1996, 1997 and 2000 that eliminated this royalty relief if these price thresholds were exceeded. The 1998 and 1999 leases did not contain price threshold provisions. The Company currently owns interests in several deepwater Gulf of Mexico leases granted during the 1996-2000 time period (some originally owned by Kerr-McGee). In January 2006, the Department of the Interior (DOI) ordered Kerr-McGee Oil and Gas Corporation (KMOG) to pay oil and gas royalties and accrued interest on KMOG's deepwater Gulf of Mexico production associated with eight 1996, 1997 and 2000 leases, for which KMOG believes royalties are suspended under the DWRRA. MMS is an agency of the DOI. The DOI issued the Order to Pay based on the assertion that the DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices exceed certain levels specified by the DOI. KMOG believes that the DOI does not have the discretion to eliminate royalty relief on the DWRRA leases issued 1996 through 2000 and accordingly, is contesting the Order to Pay additional royalties. In that regard, on March 17, 2006, KMOG filed a lawsuit styled Kerr-McGee Oil and Gas Corp. v. C. Stephen Allred, Assistant Secretary for Land & Minerals Mgt. and the Deprt of the Interior in the U.S. District Court for the Western District of Louisiana against the DOI for injunctive and declaratory relief with respect to the DOI's claims for additional royalties. KMOG and the DOI agreed to mediate the dispute voluntarily and although the parties participated actively in the mediation, the mediation concluded without resolution of the dispute.

       KMOG filed a motion for summary judgment, and in October 2007 the District Court ruled in favor of KMOG. The DOI has appealed the decision to the U.S. Court of Appeals for the Fifth Circuit, which is pending.

        In addition to interests in the eight KMOG deepwater Gulf of Mexico leases subject to this proceeding, Anadarko and KMOG own interests in other 1996, 1997 and 2000 deepwater Gulf of Mexico leases, and these leases contain similar pricing thresholds as the eight KMOG leases. The Company has accrued a liability of approximately $504 million, which, as of June 30, 2008, is equal to the royalties (plus accrued interest) that could be owed on the 1996, 1997 and 2000 leases granted to the Company in the Gulf of Mexico that contain price threshold provisions. The liability will continue to be adjusted monthly as production is sold and sales prices are confirmed, until the resolution of the matter is final. Under the applicable statutes, regulations and lease terms attributable to the 1998 and 1999 leases, no royalties are owed on production from these leases until the applicable royalty suspension volumes are exhausted; accordingly, no amounts have been accrued for potential royalty payments under those leases.

Guarantees and Indemnifications  Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly-owned subsidiary that held Kerr-McGee's chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. As of June 30, 2008 the Company has a liability recorded for the remaining guarantee obligation of $96 million.

       The Company also provides certain indemnifications in connection with asset dispositions. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for potential future audit adjustments that may be imposed by the Canadian taxing authorities for tax years prior to the sale. During the first and second quarter of 2008, the purchaser notified Anadarko that $73 million and $11 million, respectively, of the indemnity is no longer relevant as a result of effective settlement of the underlying contingent obligation. Accordingly, the Company reversed a portion of its recorded liability. At June 30, 2008, the liability for the remaining indemnity obligation is $48 million. The Company believes it is probable that this obligation will be settled with the purchaser in cash.

Other  The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material effect on the Company.

       Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of June 30, 2008, the Company's balance sheet included a $120 million liability for remediation and reclamation obligations, most of which were incurred by companies that Anadarko has acquired. The Company continually monitors the liability recorded and the remediation and reclamation process.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, and those statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of oil, natural gas, NGLs and other products or services, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, potential environmental obligations arising from Kerr-McGee's former chemical business, the securities or capital markets, our ability to repay debt, the outcome of any proceedings related to the Algerian exceptional profits tax, and other factors discussed below and elsewhere in "Risk Factors" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" included in the Company's 2007 Annual Report on Form 10-K, this Form 10-Q and in the Company's other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements.

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

       The following discussion pertains to Anadarko's financial condition, results of operations and changes in financial condition. Following is an index by major category of discussion including a brief description of the contents:

Table of Contents
Page
Financial Results - comparative discussion of financial results of operations	-
Operating Results - discussion of business activities	-
Capital Resources and Liquidity - discussion of sources and uses of cash, outlook on operations and material financial arrangements, obligations and commitments	-
Recent Accounting Developments - discussion of accounting guidance effective in future periods	-

Results of Continuing Operations

Selected Data

Three Months Ended			Six Months Ended
	June 30		June 30

millions except per share amounts	2008	2007	2008	2007

Financial Results
Sales revenues	$2,416	$3,052	$5,434	$5,716
Gains (losses) on divestitures and other, net	370	1,533	330	4,119

Total revenues and other	2,786	4,585	5,764	9,835
Costs and expenses	2,392	2,191	4,575	4,410
Interest expense, other (income) expense and minority interests	142	300	356	587
Income tax expense	236	788	580	1,837

Income from continuing operations	$16	$1,306	$253	$3,001

Earnings per common share - diluted	$0.03	$2.79	$0.53	$6.43
Average number of common shares outstanding - diluted	471	467	471	466

Operating Results
Adjusted EBITDAX(1)	1,462	3,379	3,323	7,313
Sales volumes (MMBOE)	50	52	103	111

Capital Resources and Liquidity
Cash provided by operating activities			$2,484	$883
Capital expenditures			$2,288	$2,167

(1)  See Segment Analysis-Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally
Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from continuing operations before income taxes, which is presented in accordance with GAAP.

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

       In the third quarter of 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections," financial information for prior periods has been revised to reflect retrospective application of the successful efforts method, as prescribed by SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." The effect of the accounting change on net income for the three and six months ended June 30, 2007 was an increase of approximately $661 million and $2.3 billion, respectively, or $1.42 and $4.89 per diluted share, respectively. The increase in income primarily results from the recognition of gains on oil and gas property divestitures, which were previously recognized as an adjustment to the full cost pool under the full cost method.

       Since its adoption of the successful efforts method of accounting in the third quarter of 2007, the Company continues to evaluate the accuracy and completeness of its detailed records for properties and equipment. As part of this process, in March 2008, management identified in its oil and gas property records capitalized costs of $163 million attributable to properties that were divested in 2007. Because these costs were inadvertently excluded from the gain calculations, pretax gains on divestitures reported in the first and second quarter of 2007 were overstated by $75 million and $88 million, respectively. Management concluded that the misstatements were not material relative to 2007 interim and annual results, or to the 2008 periods, and corrected the error in the first quarter of 2008. Accordingly, the accompanying consolidated statement of income for the six months ended June 30, 2008 reflects a $163 million reduction in gains (losses) on divestitures and other, net for 2007 divestiture transactions.

       Additionally, an unrelated analysis led management to conclude that the net properties and equipment balance was understated by $81 million when compared to the detailed accounting records by property. That amount arose as a result of accounting adjustments to convert from the full cost to the successful efforts method, and could not be reasonably associated with specific properties. Accordingly, management removed the unidentified amount from the balance sheet, increasing the properties and equipment balance and increasing first quarter of 2008 earnings. The $81 million correction is reported in gains (losses) on divestitures and other, net for the six months ended June 30, 2008.

       After considering the effect of income taxes, the two adjustments recorded in the first quarter of 2008 related to the adoption of the successful efforts method of accounting described above, reduced net earnings for the six months ended June 30, 2008 by $52 million.

Financial Results

Net Income  In the second quarter of 2008, Anadarko's income from continuing operations was $16 million or $0.03 per share (diluted). This compares to income from continuing operations of $1.3 billion or $2.79 per share (diluted) for the second quarter of 2007. For the six months ended June 30, 2008, Anadarko's income from continuing operations was $253 million or $0.53 per share (diluted). This compares to income from continuing operations of $3.0 billion or $6.43 per share (diluted) for the same period of 2007.

       The decrease in income from continuing operations for the three and six months ended June 30, 2008 compared to the same periods of 2007 was primarily due to a decrease in gains on divestitures, an increase in losses on derivatives and higher costs and expenses, partially offset by higher natural gas, oil and NGLs sales, excluding the impact of derivatives, lower income tax expense and lower interest expense. Gains on divestitures in 2007 relate primarily to the Company's asset realignment program which was initiated in 2006 in conjunction with the Kerr-McGee and Western acquisitions.

Sales Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2008	2007	2008	2007

Gas sales	$1,495	$1,162	$2,694	$2,237
Oil and condensate sales	344	1,225	1,694	2,296
Natural gas liquids sales	258	179	459	336
Gathering, processing and marketing sales	319	486	587	847

Total	$2,416	$3,052	$5,434	$5,716

       Anadarko's sales revenues for the three and six months ended June 30, 2008 decreased 21% and 5%, respectively, compared to the same periods of 2007. The decrease for both the quarter and year to date was due primarily to losses on derivatives and lower sales volumes associated with properties that were divested in 2007, partially offset by higher natural gas, oil and condensate and NGLs commodity prices, excluding the impact of derivatives, and higher sales volumes in the Gulf of Mexico and the Rockies.

       The Company's sales revenues for the three months ended June 30, 2008 and 2007 were reduced by $1.6 billion and $5 million, respectively, of net unrealized losses on derivatives. The Company's sales revenues for the six months ended June 30, 2008 and 2007 were reduced by $2.1 billion and $557 million, respectively, of net unrealized losses on derivatives. Any realization of these losses is expected to be substantially offset by an increase in the value of that portion of the Company's production covered by the derivative instruments.

Analysis of Oil and Gas Operations Sales Revenues

       The following table provides a summary of the effects of changes in volumes, prices and derivatives gains and losses on Anadarko's sales revenues for the three and six months ended June 30, 2008 compared to the same period of 2007.

	Three Months Ended June 30

millions	Natural Gas	Oil and Condensate	NGLs

2007 sales revenues	$1,162	$1,225	$179
Changes associated with sales volumes	40	(157)	(24)
Changes in prices, excluding derivatives	636	1,018	103
Changes in realized derivative gains and losses	(164)	(293)	-
Changes in unrealized derivative gains and losses	(179)	(1,449)	-

2008 sales revenues	$1,495	$344	$258

	Six Months Ended June 30

millions	Natural Gas	Oil and Condensate	NGLs

2007 sales revenues	$2,237	$2,296	$336
Changes associated with sales volumes	16	(379)	(55)
Changes in prices, excluding derivatives	895	1,694	178
Changes in realized derivative gains and losses	(353)	(428)	-
Changes in unrealized derivative gains and losses	(101)	(1,489)	-

2008 sales revenues	$2,694	$1,694	$459

       The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil, condensate and NGLs. This activity is referred to as price risk management. The impact of price risk management (including realized and unrealized gains and losses) decreased revenues $2.0 billion during the second quarter of 2008 compared to an increase of $111 million in the second quarter of 2007. The impact of price risk management (including realized and unrealized gains and losses) decreased revenues $2.5 billion during the first six months of 2008 compared to a decrease of $132 million in the first six months of 2007. See Energy Price Risk under Part I, Item 3 and Note 6 - Financial Instruments under Part I, Item 1 of this Form 10-Q.

       The following sections provide a more detailed analysis of the Company's natural gas, crude oil and NGLs sales volumes and prices.

Analysis of Oil and Gas Operations Sales Volumes

	Three Months Ended		Six Months Ended
	June 30		June 30

	2008	2007	2008	2007

Barrels of Oil Equivalent (MMBOE)
United States	43	44	90	95
Algeria	5	5	10	12
Other International	2	3	3	4

Total	50	52	103	111

Barrels of Oil Equivalent per Day (MBOE/d)
United States	475	486	495	524
Algeria	56	55	54	64
Other International	17	29	17	23

Total	548	570	566	611

MMBOE - million barrels of oil equivalent
MBOE/d - thousand barrels of oil equivalent per day

       Anadarko's daily sales volumes for the second quarter of 2008 include a decrease in sales volumes of 50 MBOE/d associated with the impact of the 2007 divestitures. Excluding 2007 divested property volumes, daily sales volumes in the second quarter of 2008 increased 28 MBOE/d compared to the same period of 2007. Volumes in the United States increased 35 MBOE/d in the second quarter of 2008 primarily due to higher sales volumes in the Rockies and the Gulf of Mexico. Other international volumes decreased during the second quarter of 2008 primarily due to lower sales volumes in China of 4 MBOE/d. For the six months ended June 30, 2008, Anadarko's daily sales volumes include a decrease of 80 MBOE/d associated with the impact of the 2007 divestitures. Excluding 2007 divested property volumes, daily sales volumes for the first six months of 2008 increased 35 MBOE/d compared to the same period of 2007. Volumes in the United States increased 48 MBOE/d the first six months of 2008 primarily due to higher sales volumes in the Gulf of Mexico and the Rockies. Volumes in Algeria decreased 10 MBOE/d for the first six months of 2008 primarily as a result of lower production due to maintenance and a statutory shutdown.

Natural Gas Sales Volumes, Average Prices and Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30

	2008	2007	2008	2007

United States
Sales volumes-Bcf	170	164	365	362
MMcf/d	1,869	1,798	2,003	2,000
Price per Mcf, excluding derivatives	$9.88	$6.14	$8.64	$6.19
Realized gains (losses) on derivatives	(0.51)	0.47	(0.29)	0.68
Unrealized gains (losses) on derivatives	(0.58)	0.49	(0.96)	(0.69)

Gains (losses) on derivatives	$(1.09)	$0.96	$(1.25)	$(0.01)

Total average price per Mcf	$8.79	$7.10	$7.39	$6.18
Gas sales revenues (millions)	$1,495	$1,162	$2,694	$2,237

Bcf - billion cubic feet
MMcf/d - million cubic feet per day
Mcf - thousand cubic feet

       The Company's daily natural gas sales volumes for the three and six months ended June 30, 2008 include a decrease in sales volumes of 151 MMcf/d and 278 MMcf/d, respectively, associated with the 2007 divestitures. Excluding 2007 divested property volumes, daily sales volumes for the three and six months ended June 30, 2008 increased 222 MMcf/d and 281 MMcf/d, respectively, compared to the same periods of 2007. The increase for both the quarter and year to date periods of 2008 compared to the same periods of 2007 was primarily due to higher sales volumes in the Gulf of Mexico as a result of the start up of the Independence Hub and increased production in the Rockies. Production of natural gas is generally not directly affected by seasonal swings in demand.

       Excluding the impact of gains and losses on derivatives, Anadarko's average natural gas price for the three and six months ended June 30, 2008 increased 61% and 40%, respectively, compared to the same periods of 2007. The relative difference in 2008 and 2007 prices is primarily attributed to a cooler North American winter in 2008 coupled with lower liquefied natural gas volumes available to the United States consumer as a result of increased demand and pricing in both Europe and Asia. As of June 30, 2008, the Company has implemented price risk management on about 64% of its anticipated natural gas wellhead sales volumes for the remainder of 2008.

Crude Oil and Condensate Sales Volumes, Average Prices and Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30

	2008	2007	2008	2007

United States
Sales volumes-MMBbls	11	13	22	26
MBbls/d	122	139	121	143
Price per barrel, excluding derivatives	$117.63	$60.69	$105.19	$56.63
Realized gains (losses) on derivatives	(16.14)	4.09	(9.69)	5.14
Unrealized gains (losses) on derivatives	(85.80)	(5.77)	(49.29)	(8.61)

Total gains (losses) on derivatives	$(101.94)	$(1.68)	$(58.98)	$(3.47)

Total average price per barrel	$15.69	$59.01	$46.21	$53.16

Algeria
Sales volumes-MMBbls	5	5	10	12
MBbls/d	56	55	54	64
Price per barrel, excluding derivatives	$127.15	$69.51	$113.27	$63.97
Realized gains (losses) on derivatives	(11.98)	-	(8.08)	-
Unrealized gains (losses) on derivatives	(115.46)	(5.16)	(67.25)	(3.36)

Total gains (losses) on derivatives	$(127.44)	$(5.16)	$(75.33)	$(3.36)

Total average price per barrel	$(0.29)	$64.35	$37.94	$60.61

Other International
Sales volumes-MMBbls	2	3	3	4
MBbls/d	17	29	17	23
Total average price per barrel	$111.01	$58.95	$95.86	$53.43

Total
Sales volumes-MMBbls	18	21	35	42
MBbls/d	195	223	192	230
Total price per barrel, excluding derivatives	$119.81	$62.65	$106.62	$58.32
Realized gains (losses) on derivatives	(13.56)	2.54	(8.38)	3.22
Unrealized gains (losses) on derivatives	(86.93)	(4.86)	(49.93)	(6.31)

Total gains (losses) on derivatives	$(100.49)	$(2.32)	$(58.31)	$(3.09)

Total average price per barrel	$19.32	$60.33	$48.31	$55.23
Total oil and condensate sales revenues (millions)	$344	$1,225	$1,694	$2,296

MMBbls - million barrels
MBbls/d - thousand barrels per day

       Anadarko's daily crude oil and condensate sales volumes for the three and six months ended June 30, 2008 include a decrease in sales volumes of 16 MBbls/d and 25 MBbls/d, respectively, associated with the 2007 divestitures. Excluding 2007 divested property volumes, daily sales volumes in the three and six months ended June 30, 2008 decreased 12 MBbls/d and 13 MBbls/d, respectively, compared to the same periods of 2007. The decrease in the second quarter of 2008 was primarily due to lower crude oil sales volumes of 4 MBbls/d in the onshore United States, and lower sales volumes of 4 MBbls/d in China. The decrease during the first six months of 2008 was primarily due to lower sales volumes in Algeria, primarily as a result of lower production due to maintenance and a statutory shutdown. Production of oil usually is not affected by seasonal swings in demand.

       Excluding the impact of gains and losses on derivatives, Anadarko's average crude oil price for the three and six months ended June 30, 2008 increased 91% and 83%, respectively, compared to the same periods of 2007. The higher crude oil prices were attributed primarily to limited excess production capacity, heightened geopolitical tension and weakening of the United States dollar. As of June 30, 2008, the Company has utilized price risk management on approximately 46% of its anticipated oil and condensate sales volumes for the remainder of 2008.

Natural Gas Liquids Sales Volumes, Average Prices and Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30

	2008	2007	2008	2007

United States
Sales volumes-MMBbls	4	4	7	9
MBbls/d	41	47	40	48
Price per barrel	$69.71	$41.88	$63.19	$38.73
Natural gas liquids sales revenues (millions)	$258	$179	$459	$336

       NGLs sales represent revenues derived from the processing of Anadarko's natural gas production. The Company's daily NGLs sales volumes for the three and six months ended June 30, 2008 decreased 13% and 17%, respectively, compared to the same periods of 2007 primarily due to a decrease of 8 MBbls/d and 9 MBbls/d, respectively, associated with the 2007 divestitures. For the three and six months ended June 30, 2008, the average NGLs price increased 66% and 63%, respectively, compared to the same periods of 2007. NGLs production is dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs. Production of NGLs usually is not affected by seasonal swings in demand.

Gathering, Processing and Marketing Revenues

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2008	2007	2008	2007

Gathering and processing sales	$311	$434	$583	$762
Marketing sales	8	52	4	85

Total	$319	$486	$587	$847

       Gathering and processing revenues represent revenues derived from gathering and processing natural gas from sources other than the Company's production. Marketing sales primarily represent the margin earned on sales of gas, oil and NGLs purchased from third parties. During the quarter ended June 30, 2008, gathering and processing sales decreased $123 million compared to the same period of 2007. During the six months ended June 30, 2008, gathering and processing sales decreased $179 million compared to the first six months of 2007. These decreases were primarily due to lower volumes as a result of the 2007 divestitures, partially offset by increases in revenues due to higher product prices and gathering rates. Marketing sales in the three and six months ended June 30, 2008 decreased due to lower margins on firm transportation contracts, partially offset by improved margins related to storage.

Costs and Expenses

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2008	2007	2008	2007

Oil and gas operating	$259	$272	$504	$612
Oil and gas transportation and other	130	117	260	229
Exploration	264	222	507	361
Gathering, processing and marketing	222	329	414	623
General and administrative	199	246	403	510
Depreciation, depletion and amortization	784	712	1,594	1,435
Other taxes	523	265	882	600
Impairments	11	28	11	40

Total	$2,392	$2,191	$4,575	$4,410

       During the second quarter of 2008, Anadarko's costs and expenses increased 9% compared to the second quarter of 2007 due to the following factors:

-

Oil and gas operating expense decreased 5% primarily due to a decrease of $38 million associated with the 2007 divestitures, partially offset by an increase of $11 million in the Gulf of Mexico associated with the startup of the Independence Hub in the second half of 2007.

-

Oil and gas transportation and other expenses increased 11% primarily due to higher surface owner payments in the Rockies and higher transportation charges in the Rockies and the Independence Hub startup.

-

Exploration expense increased $42 million due primarily to a $40 million impairment of unproved properties in Brazil, a $32 million impairment of unproved properties in the Gulf of Mexico, and $17 million related to a joint-venture termination, partially offset by lower dry hole expense of $31 million in the United States and $20 million primarily in Nigeria and China.

-

Gathering, processing and marketing (GPM) expenses decreased $107 million. Costs associated with gathering and processing operations decreased $102 million primarily due to 2007 divestitures and a reduction of accrued expenses related to prior periods of $41 million, partially offset by an increase in cost of product due to higher prices. Marketing transportation costs decreased $5 million.

-

General and administrative (G&A) expense decreased 19% primarily due to a $40 million decrease in employee severance and termination benefits and decreases in legal, consulting and audit fees primarily associated with the 2007 asset realignment program and 2007 system integration projects.

-

Depreciation, depletion and amortization (DD&A) expense increased 10%. DD&A expense associated with oil and gas properties increased approximately $35 million due to higher costs associated with acquiring, finding and developing oil and gas reserves and approximately $34 million due to higher sales volumes from retained properties. Depreciation of other properties and equipment increased $1 million.

-

Other taxes increased 97% primarily due to increased production and severance taxes related to higher commodity prices, an increase in the Algerian exceptional profits tax expense of $73 million, an increase in the windfall profits tax in China of $30 million, increases associated with the effects of a new Alaskan severance tax of $27 million and increased ad valorem taxes.

       For the six months ended June 30, 2008, Anadarko's costs and expenses increased 4% compared to the same period of 2007 due to the following factors:

-

Oil and gas operating expense decreased 18% primarily due to a decrease of $89 million associated with the 2007 divestitures, decreases in the deepwater Gulf of Mexico primarily related to lower subsurface expenses, partially offset by higher gas processing fees and higher demand charges of $41 million in the Gulf of Mexico associated with the startup of the Independence Hub in the second half of 2007.

-

Oil and gas transportation and other expenses increased 14% primarily due to higher surface owner payments in the Rockies and higher transportation charges in the Rockies and the Independence Hub startup.

-

Exploration expense increased $146 million due primarily to a $67 million impairment of unproved properties in the Gulf of Mexico, a $40 million impairment of unproved properties in Brazil, a $28 million increase in geological and geophysical costs, primarily in Mozambique and the Gulf of Mexico, $17 million related to a joint-venture termination and increases in other miscellaneous exploration costs, partially offset by lower dry hole expense of $22 million primarily in Nigeria, Indonesia and China.

-

GPM expenses decreased $209 million. Costs associated with gathering and processing operations decreased $181 million primarily due to 2007 divestitures and a reduction of accrued expenses related to a prior period of $29 million, partially offset by an increase in cost of product due to higher prices. Marketing transportation costs decreased $28 million.

-

G&A expense decreased 21% primarily due to a $77 million decrease in employee severance and termination benefits, lower benefit and compensation expense, and decreases in contract employee and legal, consulting and audit fees primarily associated with the 2007 asset realignment program and 2007 system integration projects.

-

DD&A expense increased 11%. DD&A expense associated with oil and gas properties increased approximately $93 million due to higher costs associated with acquiring, finding and developing oil and gas reserves and approximately $91 million due to higher sales volumes from retained properties. This increase was partially offset by a decrease in depreciation of other properties and equipment of $28 million.

-

Other taxes increased 47% primarily due to increased production and severance taxes related to higher commodity prices, increases associated with the effects of a windfall profits tax in China of $49 million, a new Alaskan severance tax of $45 million, an increase in the Algerian exceptional profits tax of $39 million and increased ad valorem taxes. This increase was partially offset by a decrease in the Algerian exceptional profits tax expense primarily attributable to a change in the estimate of the 2006 exceptional profits tax recognized in the first quarter of 2007.

Interest Expense, Other (Income) Expense and Minority Interests

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2008	2007	2008	2007

Interest Expense
Gross interest expense -
Current debt, long-term debt and other	$175	$367	$386	$722
Midstream subsidiary note payable to a related party	27	-	62	-
Capitalized interest	(51)	(44)	(70)	(83)

Net interest expense	151	323	378	639

Other (Income) Expense
Interest income	(11)	(34)	(21)	(45)
Other	(3)	11	(6)	(7)

Total other (income) expense	(14)	(23)	(27)	(52)

Minority interests	5	-	5	-

Total	$142	$300	$356	$587

       Anadarko's gross interest expense for the three and six months ended June 30, 2008 decreased 45% and 38%, respectively, compared to the same periods of 2007. The decreases in 2008 were primarily due to a decrease in average debt levels.

       For the three and six months ended June 30, 2008, capitalized interest increased 16% and decreased 16%, respectively, compared to the same periods of 2007. For the quarter ended June 30, 2008, interest capitalized increased $7 million compared to the quarter ended June 30, 2007 primarily due to a project in the Gulf of Mexico that includes prior period adjustments of $25 million. For the first six months of 2008, the decrease was due to the completion of several large projects in 2007 that qualified for capitalized interest in the first six months of 2007.

Income Tax Expense

	Three Months Ended		Six Months Ended
	June 30		June 30

millions except percentages	2008	2007	2008	2007

Income tax expense	$236	$788	$580	$1,837
Effective tax rate	94%	38%	70%	38%

       For the three months and six months ended June 30, 2008, income tax expense related to continuing operations decreased 70% and 68%, respectively, compared to the same periods of 2007 primarily due to a decrease in income before income taxes. In addition, income tax expense for the six months ended June 30, 2008 includes $83 million deferred tax expense attributable to the Peregrino field divestiture that was required to be recognized in the first quarter of 2008 notwithstanding that the associated gain on sale is anticipated to be recognized in a subsequent period. The $83 million deferred tax expense recognized in the first quarter of 2008 will reverse through current tax expense with no impact to total tax expense in subsequent periods.

       The variance from the 35% statutory rate for the three months ended June 30, 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, state income taxes and other items. The variance from the 35% statutory rate for the six months ended June 30, 2008 also includes the recognition of tax expense on the Company's pending divestiture of its 50% interest in the Peregrino field offshore Brazil in advance of the recognition of any associated gain or loss on sale. The variance from the 35% statutory rate in 2007 is attributable to the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of federal statutory rates, state income taxes and other items.

       During the second quarter of 2008, $48 million of the previously established Financial Accounting Standards Board Interpretation No. 48 (FIN 48), "Accounting for Uncertainty of Income Taxes - an interpretation of SFAS No. 109" liability and associated interest was settled with the taxing authorities. The Company estimates that $130 million to $140 million of unrecognized tax benefits related to adjustments to taxable income, credits, and associated interest previously recorded pursuant to FIN 48 will reverse within the next 12 months due to statute expirations and audit settlements. The Company does not anticipate these reversals to have a significant impact on the effective tax rate.

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

       Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies, and therefore, the Company's consolidated Adjusted EBITDAX should be considered in conjunction with income from continuing operations and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect income from continuing operations and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of Anadarko's results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income from continuing operations before income taxes.

Adjusted EBITDAX

	Three Months Ended		Six Months Ended
	June 30		June 30

millions	2008	2007	2008	2007

Oil and gas exploration and production	$1,295	$3,148	$3,145	$7,150
Midstream	128	296	222	433
Marketing	35	112	25	107
Other and intersegment eliminations	4	(177)	(69)	(377)

Consolidated Adjusted EBITDAX	$1,462	$3,379	$3,323	$7,313
Exploration expense	264	222	507	361
Depreciation, depletion and amortization expense	784	712	1,594	1,435
Impairments	11	28	11	40
Interest expense	151	323	378	639

Income from continuing operations before income taxes	$252	$2,094	$833	$4,838

Oil and Gas Exploration and Production   The decreases in Adjusted EBITDAX for the three and six months ended June 30, 2008 compared to the same periods of 2007 were primarily due to losses on derivatives, decreases in gains (losses) on divestitures and other, net of $1.1 billion and $3.7 billion, respectively, and lower sales volumes as a result of the 2007 divestitures, partially offset by the impact of higher commodity prices and higher sales volumes primarily in the Gulf of Mexico and the Rockies. The Company's sales revenues include the impact of price risk management (including realized and unrealized gains and losses) which decreased oil and gas revenues $2.0 billion during the second quarter of 2008, compared to an increase of $111 million in the second quarter of 2007. Of these amounts for the second quarter of 2008 and 2007, $1.6 billion and $18 million, respectively, were related to net unrealized losses on derivatives intended to manage price risk on oil and gas sales. The Company's sales revenues include the impact of price risk management activities (including realized and unrealized gains and losses) which decreased oil and gas revenues by $2.5 billion during the first six months of 2008, compared to a decrease of $132 million in the first six months of 2007. Of these amounts, $2.1 billion and $512 million for the six months ended June 30, 2008 and 2007, respectively, were related to net unrealized losses on derivatives intended to manage price risk on oil and gas sales.

Midstream   The decrease in Adjusted EBITDAX for the three and six months ended June 30, 2008 compared to the same periods of 2007 resulted primarily from decreases in gains (losses) on divestitures and other, net of $187 million and $235 million, respectively, and lower volumes as a result of the 2007 divestitures, partially offset by increases in revenues due to higher product prices and gathering rates.

Marketing   Marketing earnings primarily represent the margin earned on sales of gas, oil and NGLs purchased from third parties. Adjusted EBITDAX for the three and six months ended June 30, 2008 was lower compared to the same periods of 2007 primarily due to lower margins on firm transportation contracts, partially offset by improved margins related to storage.

Other and Intersegment Eliminations   Other and intersegment eliminations consists primarily of corporate costs that are not allocated to the operating segments and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for the three and six months ended June 30, 2008 compared to the same periods of 2007 was primarily due to a decrease in employee severance and termination benefits and decreases in legal, consulting and audit fees primarily associated with the 2007 asset realignment program and the 2007 system integration projects.

Divestitures  During the first six months of 2008, the Company closed the sale of certain oil and gas properties primarily in the United States for approximately $660 million. Net gains on divestitures for the three and six months ended June 30, 2008 of $335 million and $327 million, respectively, primarily related to the divestiture of oil and gas properties in the United States in several unrelated transactions. Net gains on divestitures for the three and six months ended June 30, 2007 of $1.5 billion and $4.1 billion, respectively, related primarily to the divestiture of oil and gas properties in the United States in several unrelated transactions.

       The sale of Anadarko's interest in the Kaskida prospect closed in April 2008. In addition, in May 2008, Anadarko sold certain of its oil and gas properties in northern Louisiana.

       In March 2008, the Company entered into an agreement to divest its 50% interest in the Peregrino field offshore Brazil and certain related assets. The agreement provides for consideration to Anadarko of $1.5 billion at closing. Additionally, in connection with the sale of its interest in the Peregrino field, Anadarko may receive contingent consideration in future periods. Contingent consideration is based on the value of oil produced from properties subject to the sale transaction. The Peregrino field is currently under development, with initial production expected in 2010. The timing of the closing of the Peregrino divestiture is contingent on approvals by the appropriate authorities, which are expected to be obtained in late 2008.

       In April 2008, Anadarko entered into an agreement to sell a wholly-owned subsidiary, which owns an 18% interest in a Venezuelan joint venture, for $200 million. The closing of this transaction is subject to customary closing conditions, including receipt of approvals by the appropriate authorities. Anadarko's investment in Venezuela is included in other assets at June 30, 2008.

       Net proceeds from pending asset divestitures are expected to be used for debt reduction.

Capital Resources and Liquidity

Overview   Anadarko's primary sources of cash during the first six months of 2008 were cash flow from operating activities, proceeds from divestitures and the master limited partnership initial public offering. The Company used cash primarily to fund Anadarko's capital spending program, to retire debt, to fund margin deposits, to pay dividends and redeem preferred stock.

Sources of Cash

Cash Flow from Operating Activities   Anadarko's cash flow from continuing operating activities during the six months ended June 30, 2008 was $2.5 billion compared to $883 million for the same period of 2007. The increase in cash flow was attributed to higher commodity prices and lower estimated income tax payments in 2008 compared to 2007 primarily related to the 2007 divestitures, partially offset by the effect of lower sales volumes primarily associated with the 2007 divestitures, and margin deposits. Excluding the impact of acquisitions and divestitures, fluctuations in commodity prices have been the primary reason for the Company's short-term changes in cash flow from operating activities.

Divestitures  During the first six months of 2008, the Company closed the sale of certain oil and gas properties primarily in the United States for approximately $660 million. Net gains on divestitures for the six months ended June 30, 2008 of $327 million primarily related to the divestiture of oil and gas properties in the United States in several unrelated transactions. Net gains on divestitures for the six months ended June 30, 2007 of $4.1 billion related primarily to the divestiture of oil and gas properties in the United States in several unrelated transactions.

Master Limited Partnership Initial Public Offering   During the second quarter of 2008, Anadarko issued 20.8 million common units (representing a 38.4% limited partner interest) of its subsidiary, Western Gas Partners, LP (WES), through an initial public offering (IPO), for net proceeds of $321 million ($343 million less $22 million for underwriting discounts and structuring fees). Anadarko contributed assets to WES in exchange for a 2% general partner interest and 100% of the WES incentive distribution rights and common and subordinated units, together representing an aggregate 59.6% limited partner interest in WES. In addition, Anadarko maintains control over the assets owned by WES through ownership of the general partner interests. Proceeds were used to reduce debt.

       The common units have preference over the subordinated units with respect to cash distributions. Accordingly, we recorded all proceeds from the sale of the partnership units as minority interest on the consolidated balance sheet. The subordinated units will convert into an equal number of common units upon termination of the subordination period. Generally, the subordination period will end when either:

(i) WES has paid at least $0.30 per quarter on each outstanding common unit, subordinated unit and general partner unit for any three consecutive four quarterly periods ending on or after June 30, 2011;

    or

(ii) WES has paid at least $0.45 per quarter on each outstanding common unit, subordinated unit and general partner unit for any consecutive four quarters.

       When the subordinated units convert to common units, the Company will recognize additional paid-in capital in stockholders' equity in accordance with Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary" (SAB 51).

       The Company consolidates the results of operations and financial position of WES in the consolidated financial statements of Anadarko, and recognizes the portion of WES' results of operations that are not owned by Anadarko as minority interests.

       WES is required to pay a minimum quarterly distribution of $0.30 per unit to the extent it has sufficient cash available as defined in its partnership agreement. On July 14, 2008, WES declared a prorated quarterly cash distribution of $0.1582 per unit for the second quarter of 2008.

Uses of Cash

Capital Expenditures   The following table shows the Company's capital expenditures relating to continuing operations, by category.

	Six Months Ended
	June 30

millions	2008	2007

Property acquisition
Development - proved	$-	$8
Exploration - unproved	186	19
Development	1,425	1,380
Exploration	298	311
Capitalized interest	68	83

Total oil and gas capital expenditures	1,977	1,801
Gathering, processing and marketing and other	311	366

Total capital expenditures*	$2,288	$2,167

*  Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the consolidated statement of cash flows reflect capital expenditures on a cash basis, when payments are made.

       During the six months ended June 30, 2008, Anadarko's capital spending increased 6% compared to the same period of 2007 primarily due to an increase in exploratory drilling in international locations.

Debt   At June 30, 2008, Anadarko's total debt was $13.0 billion compared to total debt of $14.7 billion at December 31, 2007. As of December 31, 2007, current debt included $1 billion under a variable-rate 354-day facility. This facility was fully repaid and concurrently retired in February 2008. During the first six months of 2008, the Company repaid an aggregate principal amount of $1.7 billion of debt (including the variable-rate 354-day facility) that was outstanding at December 31, 2007.

       In March 2008, the Company entered into a $1.3 billion, five-year Revolving Credit Agreement (RCA) with a syndicate of United States and foreign lenders. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. The RCA has a maximum 65% debt to total book capitalization covenant (excluding non-cash charges). The RCA terminates in March 2013. The RCA replaced a $750 million revolving credit facility which was scheduled to mature in 2009 and was retired. As of June 30, 2008, the Company had no outstanding borrowings under the RCA.

       The following table shows the Company's debt-to-capital ratio.

	June 30,	December 31,
millions	2008	2007

Current debt	$52	$1,396
Long-term debt	11,113	11,151

Total debt excluding related party debt	11,165	12,547

Midstream subsidiary note payable to a related party	1,870	2,200

Total debt	$13,035	$14,747

Equity	$16,651	$16,364

Debt-to-capital ratio	43.9%	47.4%

Margin Deposits   The Company is required to provide margin deposits whenever its unrealized losses with a counterparty exceed predetermined credit limits, and in some cases only until negotiated maximum limits are reached. Both exchange and over-the-counter traded derivative instruments may be subject to margin deposit requirements. Given the Company's price risk management position and price volatility, the Company may be required from time to time to deposit cash or provide letters of credit with its counterparties in order to satisfy these deposit requirements. The Company manages its exposure to margin requirements through negotiated credit arrangements with counterparties, which may include collateral caps. If credit thresholds are exceeded, the Company utilizes available cash or letters of credit to satisfy margin requirements and maintains ample available committed credit facilities to meet its obligations. The Company's current derivative positions continue to ratably settle such that at year end, the Company's working capital along with its RCA could withstand margin calls resulting from a significant increase in commodity prices. The Company had net margin deposits (cash collateral) of $1.2 billion and $51 million outstanding at June 30, 2008 and December 31, 2007, respectively. See Note 1 - Summary of Significant Accounting Policies and Note 6 - Financial Instruments of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Dividends     In the first six months of 2008 and 2007, Anadarko paid $86 million in dividends to its common stockholders (nine cents per share in the first and second quarters of both 2008 and 2007). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

       The covenants in the Company's credit agreements provide for a maximum book capitalization ratio of 65% debt, exclusive of the effect of any non-cash writedowns. Although the covenants of the agreements do not specifically restrict the payment of dividends, the Company could be limited in the amount of dividends it could pay in order to stay below the maximum book capitalization ratio. Based on these covenants, retained earnings of approximately $9.6 billion were not limited as to the payment of dividends.

       During the six months ended June 30, 2008 and 2007, Anadarko also paid $1 million in preferred stock dividends.

Fair Value   The Company adopted the provisions of SFAS No. 157 effective January 1, 2008.  The Company determined that as of January 1, 2008 and March 31, 2008, it utilized unobservable (Level 3) inputs in determining the fair value of its commodity options. The Company uses the Black-Scholes-Merton option pricing model to determine the value of commodity option contracts. In the second quarter of 2008, the Company implemented a marketing system. The new system utilizes observable market data or interpolates valuations using observable market data for all significant inputs. Commodity options are now categorized as Level 2. Changes in the fair values of derivatives affect results of operations, but, excluding cash collateral requirements, will not affect Anadarko's liquidity or capital until settled. See margin deposits discussed above for information on cash collateral.

       Changes in the fair value of commodity option derivatives are reflected in income before taxes within revenues, net, in the period of the change. The Company has historical experience in valuing the derivative instruments it holds, and compares these values against market and its counterparties. The Company believes it is unlikely that an independent third party would value the Company's option contracts at a significantly different amount than what is reflected in the Company's financial statements.

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

       If capital expenditures were to exceed operating cash flow, funds would be supplemented as needed by short-term borrowings. To facilitate such borrowings, the Company has in place a $1.3 billion committed credit agreement, which is supplemented by various noncommitted credit lines that may be offered by certain banks from time to time at then-quoted rates. As of June 30, 2008, the Company had no outstanding borrowings under its credit facility. The Company's policy is to limit commercial paper borrowings to levels that are fully supported by unused balances from its committed credit facilities. The Company may choose to refinance certain portions of these short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may sell securities under its shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2006.

       The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property divestitures and additional borrowings, to secure funds when needed.

Obligations and Commitments

       In 2007, Anadarko entered into notes payable, due in 2042, with unconsolidated affiliates with an aggregate value of $2.9 billion. Anadarko has the legal right to setoff and intends to net-settle these obligations with the distributable value of its interest in the corresponding unconsolidated affiliate. The related interest expense on these obligations is approximately $111 million per year for a total interest expense over the remaining life of the obligation of approximately $3.8 billion. The related interest expense on these obligations and Anadarko's equity in earnings for Anadarko's investments in these entities are recorded in other income (expense), net. See Note 7 - Unconsolidated Affiliates of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Recent Accounting Developments

       In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No. 161). SFAS No. 161 does not change the accounting policy for derivatives, but requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company's financial position, financial performance, and cash flows. SFAS No. 161 is effective for Anadarko for annual and interim periods beginning with the first quarter of 2009. Early adoption is permitted. The Company is evaluating the provisions of SFAS No. 161. SFAS No. 161 is a disclosure requirement that does not affect Anadarko's consolidated financial position or net income.

        In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, "Earnings per Share." FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company is currently evaluating the impact of FSP EITF No. 03-6-1 on the Company's reported earnings per share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company's primary market risks are fluctuations in energy prices and interest rates. These fluctuations can affect revenues and the cost of operating, investing and financing activities. The Company's risk management policy provides for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. Both exchange and over-the-counter traded derivative instruments may be subject to margin deposit requirements. Given the Company's price risk management position and price volatility, the Company may be required from time to time to deposit cash or provide letters of credit with its counterparties in order to satisfy these margin requirements. For additional information see Capital Resources and Liquidity - Margin Deposits under Part I, Item 2 of this Form 10-Q.

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

Derivative Instruments Held for Non-Trading Purposes   The Company had derivative instruments in place to reduce the price risk associated with future equity production of 451 Bcf of natural gas and 42 MMBbls of crude oil as of June 30, 2008. As of June 30, 2008, the Company had a net unrealized loss of $2.4 billion on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would increase the loss by approximately $954 million. However, this loss would be substantially offset by an increase in the value of that portion of the Company's production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes   As of June 30, 2008, the Company had a net unrealized gain of $16 million (losses of $50 million and gains of $66 million) on derivative financial instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would result in a reduction of the gain on these derivative instruments by $6 million.

Interest Rate Risk   As of June 30, 2008, Anadarko had outstanding $3.9 billion of variable-rate debt (including the midstream subsidiary note payable to a related party) and $9.1 billion of fixed-rate debt. A 10% increase in LIBOR interest rates would increase gross interest expense approximately $11 million per year.

       In January 2008, Anadarko entered into 18-month interest rate swaps effective March 2008 with an aggregate notional value of $1.0 billion whereby the Company pays a weighted-average fixed interest rate of 2.74% and receives a floating interest rate indexed to the three-month LIBOR rate.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

      There were no changes in Anadarko's internal control over financial reporting during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters   The Environmental Protection Agency (EPA) and the Department of Justice (DOJ) have alleged that spills at the Company's Salt Creek and Elk Basin fields violated provisions of the federal Clean Water Act and that the facilities had inadequate Spill Prevention Control and Countermeasure (SPCC) plans and facility response plans (FRP). The Company sold Elk Basin to a third party in 2007 but the Company agreed to retain responsibility for the historical spills, SPCC and FRP issues. The Company is currently in discussions with the EPA and DOJ and has a tentative understanding to resolve the matter by paying a fine of approximately $1 million, subject to negotiating the terms of a satisfactory settlement agreement. In the opinion of management, the liability with respect to these actions will not have a material effect on the consolidated financial position, results of operations or cash flow of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2008.

			Total number of	Approximate dollar
	Total		shares purchased	value of shares that
	number of	Average	as part of publicly	may yet be
	shares	price paid	announced plans	purchased under the
Period	purchased (1)	per share	or programs	plans or programs (2)

April 1-30	30,307	$63.92	-
May 1-31	23,637	$74.63	-
June 1-30	1,654	$75.28	-

Second Quarter 2008	55,598	$68.81	-	$636,000,000

(1)

During the second quarter of 2008, no shares were purchased under the Company's share repurchase program. During the second quarter of 2008, the 55,598 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       On May 20, 2008, the Company held its Annual Meeting of Stockholders. The following table presents the voting results for the items that were presented for stockholder approval:
				Withheld or Abstained
		For	Against

(a)	Election of Class III Directors: *
	John R. Butler, Jr.	411,304,607	6,842,833	3,803,704
	Luke R. Corbett	410,568,240	7,551,578	3,831,326
	John R. Gordon	325,684,750	92,314,551	3,951,843

(b)	Ratification of the appointment of KPMG LLP as the independent auditors for 2008	395,011,919	5,409,189	21,530,036

(c)	Approval of the 2008 Omnibus Incentive Compensation Plan	285,271,131	60,888,174	3,873,752

(d)	Approval of the 2008 Director Compensation Plan	313,793,394	32,341,498	3,898,166

(e)	Stockholder Proposal - Declassification of Board*	300,628,720	45,334,508	4,069,649

(f)	Stockholder Proposal - Amendment to Non-Discrimination Policy*	30,041,083	279,148,242	40,843,807

* The other incumbent directors whose term of office continued were as follows: Robert J. Allison, Jr., Larry Barcus, James L. Bryan, H. Paulett Eberhart, Peter J. Fluor, James T. Hackett, John W. Poduska, Sr. and Paula Rosput Reynolds. Items (e) and (f) were non-binding stockholder proposals.

       All three nominated directors were elected, the two equity compensation plans were approved and the appointment of the independent auditors was ratified. The non-binding stockholder proposal under Item (e) passed and the non-binding stockholder proposal under Item (f) did not pass.

       For additional information on these proposals, see the Company's definitive proxy statement filed on March 31, 2008.

Item 6.  Exhibits

       Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit		Original Filed	File
Number	Description	Exhibit	Number

3(a)	Restated Certificate of Incorporation	4(a) to Form S-3 dated	333-60496
	of Anadarko Petroleum Corporation,	May 9, 2001
dated August 28, 1986

(b)	By-laws of Anadarko Petroleum Corporation,	3.1 to Form 8-K dated	1-8968
	amended and restated as of May 20, 2008	May 27, 2008

(c)	Certificate of Amendment of Anadarko's	4.1 to Form 8-K dated	1-8968
	Restated Certificate of Incorporation	July 28, 2000

(d)	Certificate of Amendment of Anadarko's	3(d) to Form 10-Q	1-8968
	Restated Certificate of Incorporation	for quarter ended
June 30, 2006

4(a)	Certificate of Designation of 5.46%	4(a) to Form 8-K dated	1-8968
	Cumulative Preferred Stock, Series B	May 6, 1998

(b)	Rights Agreement, dated as of October 29,	4.1 to Form 8-A dated	1-8968
	1998, between Anadarko Petroleum	October 30, 1998
Corporation and The Chase Manhattan Bank

(c)	Amendment No. 1 to Rights Agreement, dated	2.4 to Form 8-K dated	1-8968
	as of April 2, 2000 between Anadarko and	April 2, 2000
The Rights Agent

(d)	Underwriting Agreement, dated September 14, 2006, among Anadarko Petroleum Corporation and the Underwriters	1.1 to Form 8-K dated September 19, 2006	1-8968

(e)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A.	4.1 to Form 8-K dated September 19, 2006	1-8968

(f)	Second Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.1 to Form 8-K dated October 5, 2006	1-8968

(g)	Ninth Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.2 to Form 8-K dated October 5, 2006	1-8968

10(a)	Anadarko Petroleum Corporation 2008 Omnibus	10.1 to Form 8-K dated	1-8968
	Incentive Compensation Plan	May 27, 2008

(b)	Anadarko Petroleum Corporation 2008 Director	10.2 to Form 8-K dated	1-8968
	Compensation Plan	May 27, 2008

(c)	Form of Award Letter for Anadarko Petroleum	10.3 to Form 8-K dated	1-8968
	Corporation 2008 Director Compensation Plan	May 27, 2008

*31(a)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer

*(b)	Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer

*32	Section 1350 Certifications

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

August 6, 2008	By:	/s/ R. A. WALKER

R. A. Walker Senior Vice President, Finance and Chief Financial Officer