Form 10-K
period 2008-12-31
ANADARKO PETROLEUM CORP
filed 2009-02-25
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-8968

ANADARKO PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	76-0146568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Lake Robbins Drive, The Woodlands, Texas 77380-1046

(Address of principal executive offices)

Registrant’s telephone number, including area code (832) 636-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the Company’s common stock held by non-affiliates of the registrant on June 30, 2008 was $34.9 billion based on the closing price as reported on the New York Stock Exchange.

The number of shares outstanding of the Company’s common stock as of January 30, 2009 is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	459,881,004

Part of Form 10-K	Documents Incorporated By Reference
Part III	Portions of the Proxy Statement for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 19, 2009 (to be filed with the Securities and Exchange Commission prior to April 9, 2009).

PART I

Items 1 and 2.    Business and Properties

General

Anadarko Petroleum Corporation is among the largest independent oil and gas exploration and production companies in the world, with 2.28 billion barrels of oil equivalent (BOE) of proved reserves as of December 31, 2008. Anadarko’s primary business segments are vertically integrated within the oil and gas industry. These segments are managed separately because of the nature of their products and services, as well as unique technology, distribution and marketing requirements. The Company’s three operating segments are:

Oil and gas exploration and production – This segment explores for and produces natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company’s major areas of operation are located onshore in the United States, the deepwater of the Gulf of Mexico and Algeria. Anadarko also has production in China and is executing strategic exploration programs in several other countries, including Ghana and Brazil.

Midstream – This segment engages in gathering, processing, treating and transporting Anadarko and third-party oil and gas production. The Company owns and operates natural gas gathering, treating and processing systems in the United States.

Marketing – This segment sells most of Anadarko’s production, as well as commodities purchased from third parties. The Company actively markets natural gas, oil and NGLs in the United States, and actively markets oil from Algeria and China.

The Company also has hard minerals properties that contribute to operating income through non-operated joint ventures and royalty arrangements in several coal, trona (natural soda ash) and industrial mineral mines located on lands within and adjacent to its Land Grant holdings. The Land Grant is an 8 million acre strip running through portions of Colorado, Wyoming and Utah and is where the Company owns most of its fee mineral rights. Anadarko is committed to minimizing its impact on the environment from exploration and production activities of its worldwide operations through programs such as carbon dioxide (CO2) sequestration and the reduction of surface area used for production facilities.

On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee Corporation (Kerr-McGee) in an all-cash transaction totaling $16.5 billion, plus the assumption of approximately $2.6 billion in debt. On August 23, 2006, Anadarko completed the acquisition of Western Gas Resources, Inc. (Western) in an all-cash transaction totaling $4.8 billion plus the assumption of $625 million in debt. As part of an asset realignment associated with the acquisitions, the Company sold its wholly-owned Canadian oil and gas subsidiary, Anadarko Canada Corporation, in November 2006 for approximately $4 billion. Anadarko also divested, in 2007 and 2006, certain properties onshore in the United States, in the Gulf of Mexico and Qatar for total proceeds of approximately $13 billion before income taxes. The proceeds from these transactions were used to reduce debt.

In 2008, Anadarko divested certain properties in Brazil, onshore in the United States and the Gulf of Mexico for total proceeds of $2.5 billion before income taxes. Proceeds from these divestitures were used primarily to reduce debt by $2.4 billion in 2008. For additional information, see Acquisitions and Divestitures and Outlook under Item 7 of this Form 10-K.

During 2007, Anadarko changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method. All financial information presented for prior periods has been recast to reflect retrospective application of the successful efforts method.

Unless the context otherwise requires, the terms “Anadarko” or “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. The Company’s corporate headquarters is located at 1201 Lake Robbins Drive, The Woodlands, Texas 77380, where the telephone number is (832) 636-1000. Additionally, unless noted otherwise, the following information relates to Anadarko’s continuing operations and excludes the discontinued Canadian operations. For additional information, see Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Oil and Gas Properties and Activities

Proved Reserves

As of December 31, 2008, Anadarko had proved reserves of 8.1 trillion cubic feet (Tcf) of natural gas and 0.9 billion barrels of crude oil, condensate and NGLs. Combined, these proved reserves are equivalent to 2.28 billion barrels of oil or 13.7 Tcf of natural gas. Excluding the effect of divestitures, the Company’s proved reserves increased during 2008 by approximately 188 million barrels of oil equivalent (MMBOE). During 2008, sales of proved reserves in place totaled 137 MMBOE. Reserve additions were primarily driven by successful drilling in the Rockies and developments and appraisals in the deepwater Gulf of Mexico and positive revisions associated with successful infill drilling onshore in the United States and the Peregrino heavy-oil field, offshore Brazil, which was sold in 2008. These positive revisions were partially offset by a decrease in prices for oil and NGLs. As of December 31, 2008, Anadarko had proved developed reserves of 6.1 Tcf of natural gas and 580 million barrels (MMBbls) of crude oil, condensate and NGLs. Proved developed reserves comprise 70% of total proved reserves.

Evaluation and Review Anadarko’s estimates of proved reserves and associated future net cash flows as of December 31, 2008 were made solely by the Company’s engineers and are the responsibility of management. The procedures and methods used in preparing the Company’s estimates of proved reserves and future net cash flows, as of December 31, 2008, were reviewed by an independent engineering firm, Miller and Lents, Ltd. (M&L). The purpose of the review was to determine that procedures and methods used by Anadarko to estimate its proved reserves were based on generally accepted engineering and evaluation principles and are in accordance with definitions contained in the rules of the SEC. In each review, Anadarko’s technical staff presented M&L with an overview of the data, methods and assumptions used in its reserve estimates. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures and relevant economic criteria. Subsequent to the reviews, M&L was provided with additional data and information that was requested in certain instances to satisfy M&L that the procedures and methods used were in accordance with standard industry practice. Management’s intent in retaining M&L to review its procedures and methods is to provide for objective third-party input on these procedures and methods and to gather industry information applicable to its reserve estimation and reporting process.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves (PUDs) at December 31, 2008, 2007 and 2006 and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities—Unaudited (Supplemental Information) in the Consolidated Financial Statements under Item 8 of this Form 10-K. Additional information with respect to the Company’s methods and procedures employed in the reserve estimation process, are also found in the Supplemental Information. The Company files annual estimates of certain proved oil and gas reserves with the U.S. Department of Energy, which are within 5% of the amounts included in the above estimates.

In December 2008, the SEC released the final rule for “Modernization of Oil and Gas Reporting” (Modernization). The Modernization disclosure requirements will permit reporting of oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices and the use of new technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Companies will also be allowed to disclose probable and possible reserves in SEC filed documents. In addition, companies will be required to report the independence and qualifications of its reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit. The Modernization disclosure requirements become effective for Anadarko’s Annual Report on Form 10-K for the year ended December 31, 2009. The SEC is coordinating with the Financial Accounting Standards Board to obtain the revisions necessary to provide consistency with the Modernization. In the event that consistency is not achieved in time for companies to comply with the Modernization, the SEC will consider delaying the compliance date.

Also contained in the Supplemental Information in the Consolidated Financial Statements are the Company’s estimates of future net cash flows and discounted future net cash flows from proved reserves. See Operating Results and Critical Accounting Policies and Estimates under Item 7 of this Form 10-K for additional information on the Company’s proved reserves.

Sales Volumes and Prices

The following table shows the Company’s annual sales volumes from continuing operations. Sales volumes for 2007 include approximately 15 MMBOE associated with properties that were divested during 2007. Volumes for natural gas are in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch. For the computation of BOE, six thousand cubic feet (Mcf) of gas is the energy equivalent of one barrel of oil, condensate or NGLs.

Sales Volumes

	2008	2007	2006
United States
Natural gas (Bcf)	750	698	558
Oil and condensate (MMBbls)	40	48	39
Natural gas liquids (MMBbls)	14	16	15
Total (MMBOE)	179	180	147

Algeria
Oil and condensate (MMBbls)	21	24	23
Total (MMBOE)	21	24	23

Other International
Oil and condensate (MMBbls)	6	7	8
Total (MMBOE)	6	7	8

Total
Natural gas (Bcf)	750	698	558
Oil and condensate (MMBbls)	67	79	70
Natural gas liquids (MMBbls)	14	16	15
Total (MMBOE)	206	211	178

The following table shows the Company’s annual average sales prices and average production costs from continuing operations. The impact on average sales prices from derivative instruments, which the Company utilizes to manage price risk related to the Company’s sales volumes, is shown separately in the table. Natural gas sales and oil and condensate sales include net unrealized gains (losses) related to these derivatives of $372 million and $520 million for 2008, $(395) million and $(653) million for 2007 and $579 million and $258 million for 2006, respectively. Production costs are costs incurred to operate and maintain the Company’s wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product, property taxes, production and severance taxes and production related general and administrative costs. Additional information on volumes, prices, production costs and markets is contained in Financial Results and Marketing Strategies under Item 7 of this Form 10-K. Additional detail of production costs is contained in the Supplemental Information under Item 8 of this Form 10-K. Information on major customers is contained in Note 18—Major Customers of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Sales Prices and Production Costs

	2008	2007	2006
United States
Sales price
Natural gas price per Mcf, excluding derivatives	$7.65	$5.74	$6.14
Realized gains (losses) on derivatives	0.19	0.73	0.33

	7.84	6.47	6.47
Unrealized gains (losses) on derivatives	0.50	(0.57)	1.03

Total	$8.34	$5.90	$7.50

Oil and condensate price per barrel, excluding derivatives	$96.20	$66.64	$59.41
Realized gains (losses) on derivatives	(8.15)	1.35	2.64

	88.05	67.99	62.05
Unrealized gains (losses) on derivatives	8.18	(10.75)	6.54

Total	$96.23	$57.24	$68.59

Natural gas liquids price per barrel, excluding derivatives	$56.11	$45.87	$39.71
Realized gains (losses) on derivatives	—	0.03	(0.13)

	56.11	45.90	39.58
Unrealized gains (losses) on derivatives	—	—	—

Total	$56.11	$45.90	$39.58

Total	$60.82	$42.13	$50.77
Production cost per BOE	$13.81	$11.14	$10.76

Algeria
Sales price
Oil and condensate price per barrel, excluding derivatives	$98.99	$75.50	$65.55
Realized gains (losses) on derivatives	(5.86)	—	—

	93.13	75.50	65.55
Unrealized gains (losses) on derivatives	9.14	(5.91)	—

Total	$102.27	$69.59	$65.55
Production cost per BOE	$35.20	$34.13	$7.48

Other International
Sales price
Oil and condensate price per barrel	$85.51	$59.91	$48.58
Production cost per BOE	$26.88	$14.78	$10.43

Total
Sales price
Natural gas price per Mcf, excluding derivatives	$7.65	$5.74	$6.14
Realized gains (losses) on derivatives	0.19	0.73	0.33

	7.84	6.47	6.47
Unrealized gains (losses) on derivatives	0.50	(0.57)	1.03

Total	$8.34	$5.90	$7.50

Oil and condensate price per barrel, excluding derivatives	$96.15	$68.68	$60.28
Realized gains (losses) on derivatives	(6.72)	0.82	1.48

	89.43	69.50	61.76
Unrealized gains (losses) on derivatives	7.78	(8.31)	3.67

Total	$97.21	$61.19	$65.43

Natural gas liquids price per barrel, excluding derivatives	$56.11	$45.87	$39.71
Realized gains (losses) on derivatives	—	0.03	(0.13)

	56.11	45.90	39.58
Unrealized gains (losses) on derivatives	—	—	—

Total	$56.11	$45.90	$39.58

Total	$65.75	$45.81	$52.63
Production cost per BOE	$16.35	$13.84	$10.31

Properties and Activities—United States

Overview Anadarko’s active areas in the United States include the Lower 48 states, Alaska and the deepwater Gulf of Mexico. Reserves in the United States comprised 90% of Anadarko’s total proved reserves at year-end 2008. During 2008, the Company’s drilling efforts in the United States resulted in 2,645 natural gas wells, 149 oil wells and 19 dry holes. The accompanying maps illustrate the locations of Anadarko’s domestic onshore and offshore oil and gas producing operations.

The following table presents selected 2008 United States operating data by area.

	Net Sales Volumes			Net Proved Reserves at Year End (MMBOE)	Producing Wells(1)	Drilling Statistics
	Natural Gas (MMcf/d)	Oil and NGLs (MBbls/d)	Total (MBOE/d)			Wells Drilled(2)	Success Rate	Nature of Interest(3)
Rockies:
Tight Gas
-Greater Natural Buttes	250	4	46	287	2,337	353	100.0%	W
-Wattenberg	171	19	48	258	4,520	385	100.0%	W/R
-Wamsutter and Moxa	146	11	35	157	2,901	383	100.0%	W/R
-Pinedale	70	1	13	98	897	463	100.0%	W
Enhanced Oil Recovery	3	12	12	160	1,378	34	100.0%	W
Coalbed Methane	377	—	63	165	9,799	839	100.0%	W
Other	7	—	1	40	196	—	n/a	W/R

	1,024	47	218	1,165	22,028	2,457	100.0%

Southern Region:
Bossier	150	—	25	148	879	22	100.0%	W
Carthage	85	5	19	121	1,616	121	97.5%	W/R
Haley	91	—	16	40	159	26	92.3%	W
Ozona	38	1	7	57	2,332	52	100.0%	W
Austin Chalk	43	12	19	31	687	25	84.0%	W/R
Other	146	8	32	139	2,365	92	94.5%	W/R

	553	26	118	536	8,038	338	95.8%

Total Onshore—Lower 48 States	1,577	73	336	1,701	30,066	2,795	99.5%
Alaska	—	19	19	51	257	11	82.0%	W
Gulf of Mexico	472	55	134	291	212	7	57.0%	W/R

Total United States	2,049	147	489	2,043	30,535	2,813	99.3%

(1)	Gross number of wells in which Anadarko has an interest.
(2)	Includes 2,788 gross development wells with a 99.6% success rate and 25 gross exploration wells with a 64.0% success rate.
(3)	W = Working, R = Royalty

Anadarko Petroleum Corporation

ONSHORE PRODUCING PROPERTIES

MONTANA
NORTH DAKOTA
Powder River Basin
IDAHO
EOR
CBM
SOUTH DAKOTA
ROCKIES
Pinedale
WYOMING
Moxa
Wamsutter
N
CBM
Greater Natural Buttes
NEBRASKA
SCALE
0 100ML 200ML
CBM
Wattenberg
UTAH
DENVER
COLORADO
KANSAS
SOUTHERN REGION
Hugoton
ARIZONA
NEW MEXICO
OKLAHOMA
ARKANSAS
Carthage
TEXAS
Haley
Bossier
MISSISSIPPI
Ozona
Austin Chalk
LOUISIANA
THE WOODLANDS
GAS FIELD (CONTAINS OPERATED WELLS)
OIL FIELD (CONTAINS OPERATED WELLS)
LAND GRANT
CORPORATE OFFICES
South Texas

Colville River Unit
ALASKA
Note: Alaska not to scale

JANUARY 2009

Anadarko

Petroleum Corporation

ONSHORE PRODUCING PROPERTIES

ROCKIES

MONTANA

Powder River Basin

NORTH DAKOTA

IDAHO

WYOMING

Pinedale

Moxa

EOR

CBM

Wamsutter

CBM

SOUTH DAKOTA

UTAH

Greater Natural Buttes

CBM

COLORADO

DENVER

Wattenberg

SOUTHERN REGION

NEBRASKA

KANSAS

Hugoton

ARIZONA

NEW MEXICO

OKLAHOMA

ARKANSAS

TEXAS

Carthage

Haley

Ozona

South Texas

Bossier

Austin Chalk

THE WOODLANDS

MISSISSIPPI

LOUISIANA

GAS FIELD (CONTAINS OPERATED WELLS)

OIL FIELD (CONTAINS OPERATED WELLS)

LAND GRANT

CORPORATE OFFICES

ALASKA

Colville River Unit

Note: Alaska not to scale

ACREAGE LOWER 48 ALASKA

UNDEVELOPED LEASEHOLD (Net) 2,969,868 1,231,683

DEVELOPED LEASEHOLD (Net) 3,151,048 8,448

FEE MINERAL (Net) 8,322,277 7,978

JANUARY 2009

N SCALE 0 100MI. 200MI.

Onshore—Lower 48 States At the end of 2008, about 75% of the Company’s proved reserves were located onshore in the Lower 48 states. The Company has allocated approximately 45% of the 2009 capital budget to the Lower 48 states. Of this amount, approximately 65% is allocated to the Rockies and approximately 35% is allocated to the Southern Region.

Rockies Anadarko’s properties in the Rockies are located in Colorado, Utah and Wyoming with a primary focus on natural gas plays. Anadarko is a large independent operator of tight gas and CBM natural gas assets as well as an operator of enhanced oil recovery (EOR) projects within the region.

Tight gas assets include the Greater Natural Buttes, Wattenberg, Wamsutter and Moxa fields. Pinedale is also a non-operated asset within Anadarko’s tight gas portfolio in the Rockies.

In the Greater Natural Buttes field, located in the Uinta basin of northeast Utah, the Company continues to be primarily focused on development of the Wasatch and Mesa Verde formations through infill drilling operations and drilling additional wells adjacent to existing producing wells. Anadarko operates approximately 1,500 wells in the Greater Natural Buttes field area and has an interest in approximately 900 non-operated wells. In 2009, Anadarko plans to maintain an active drilling program in this area.

The Wattenberg natural gas and condensate field is located in the Denver-Julesburg basin in northeast Colorado on a portion of the Land Grant. Development activities in 2008 included infill drilling, re-completions, and re-fracture stimulations of pre-existing wells. The Land Grant affords the Company royalty revenues on many of the operated and non-operated wells in this and other fields. Anadarko operates approximately 4,200 wells and has an interest in approximately 300 non-operated wells in the Wattenberg field. In 2009, the Company expects to have several active drilling and workover rigs in the area.

Anadarko was active in the Wamsutter and Moxa tight gas fields in 2008, which are located in the Greater Green River basin (GGRB) area of southern Wyoming. Both fields are also on the Wyoming portion of the Land Grant which provides Anadarko with royalty revenues. The Company further benefits from the success of numerous third-party operators on the Wyoming portion of the Land Grant acreage and actively pursues farm-out projects to capture incremental royalty revenues in the GGRB from exploration and development activity. Anadarko operates approximately 700 wells and has an interest in approximately 2,200 non-operated wells in the Wamsutter and Moxa fields.

The Company’s non-operated Pinedale asset is located in the GGRB in southwest Wyoming. The gas produced at Pinedale is transported through Company-owned gathering systems that deliver gas to an Anadarko processing facility located on the Land Grant. Anadarko has an interest in approximately 900 producing wells in the Pinedale field.

During 2008, the Company continued to pursue the phased development of the Rockies EOR assets at the Salt Creek, Monell and Sussex areas in Wyoming. Each area has demonstrated year-over-year increases in production due to CO2 injection operations. The Company expects that phased development will continue in 2009 for these assets.

The Company’s CBM operations are primarily located in the Powder River basin in northeast Wyoming, but include activity on the Wyoming portion of the Land Grant at the Atlantic Rim in southern Wyoming, and in the Helper and Clawson fields in Utah. Anadarko operates approximately 4,600 shallow low-cost CBM wells and has an interest in approximately 5,200 outside-operated CBM wells in the Rockies.

Southern Region Anadarko’s properties in the Southern Region are located primarily in Texas with a focus on natural gas plays. During 2008, production and development activities at the Company’s properties in the east Texas area were concentrated in the Bossier and Carthage areas with the Company drilling 22 wells in the Bossier area and 121 wells in the Carthage area. In 2009, Anadarko plans to reduce activity in the Bossier and Carthage areas. Anadarko’s east Texas Austin Chalk activity continues to focus on horizontal drilling in Tyler and Jasper counties. Anadarko drilled 25 wells in 2008 in this area. In 2009, the Company plans to remain active with the continued extension of field boundaries and drilling infill development wells to optimize well spacing in this area.

Operations in west Texas are concentrated on increasing production and reserves in the tight gas play of the Haley field. During 2007, the Company entered into a joint venture on a portion of the Haley field to reduce risk and increase acreage in the basin. The joint venture drilled 26 wells in 2008. Anadarko also drilled 52 wells in the Ozona field, which is located in the west Texas area, in 2008.

Other areas in the Southern Region include properties in South Texas and in the Hugoton field. In South Texas, the Company had an active drilling program in Starr and Hidalgo counties during 2008. The Hugoton field in southern Kansas continues to be a long-life, slow-decline asset for Anadarko with over 1,200 producing gas wells.

Exploration Anadarko’s exploration program in the Southern Region is concentrated in Texas, Pennsylvania and Mississippi. Anadarko was successful in 13 of 18 exploratory wells in six different plays in these areas during 2008, with focus on shale gas, tight sands and fractured carbonate plays. Anadarko has completed a number of these wells in the Maverick basin and the Haynesville shale play in Texas, and the Marcellus shale play in Pennsylvania. The Company plans to explore and delineate these areas in 2009.

Alaska Anadarko’s activity in Alaska is concentrated primarily on the North Slope. Approximately 2% of the Company’s proved reserves at year-end 2008 were in Alaska. During 2008, development activity at the Colville River Unit (22% WI) was focused on new development at the Qannik field and continued drilling at the Alpine, Fiord and Nanuq fields. First production from Qannik was achieved in July 2008. During 2009, the Company anticipates that development planning will lead to the sanction of the Alpine West field. In 2009, the Company expects to continue to participate in exploration drilling in Alaska.

Gulf of Mexico At year-end 2008, about 13% of the Company’s proved reserves were located offshore in the deepwater Gulf of Mexico where Anadarko owns an average 64% working interest in 596 blocks and has access to an additional 22 blocks through participation agreements. The Company holds interests in 26 producing fields and is in the process of developing two additional fields in the area. Anadarko has allocated approximately 20% of the capital budget to the deepwater Gulf of Mexico for 2009.

Independence Hub The Independence Hub, located in approximately 8,000 feet of water, began production in July 2007. Anadarko operates the facility, which is owned by third parties. The facility, capable of processing nearly 1 Bcf of gas per day, serves several ultra-deepwater natural gas fields, including eight field discoveries operated by Anadarko. Anadarko’s working interests in these fields range from 20% to 100%. Production is from 16 wells, of which Anadarko has an interest in 15. During 2008, Anadarko successfully drilled one development well (100% WI) in the area. In 2009, the Company plans to drill two to four additional development wells in the area.

Marco Polo/K2 complex Anadarko operates, and a third party owns, the platform and production facilities for the Marco Polo deepwater development project. Six K2 subsea wells (42% WI) are tied-back to the Marco Polo platform, where four Marco Polo field wells (100% WI) are also producing. In 2008, the Company drilled a down-dip K2 field delineation well and three sidetrack wells. During 2009, the Company plans to drill one K2 well to test the southern portion of the field, and to complete two K2 wells later in the year. Two wells were completed in the Marco Polo field in 2008. The fields have had limited production since September 2008 because of damage caused by Hurricane Ike to the third-party-owned gas export pipelines that connect the platform to the shelf infrastructure. Production is expected to resume in the first half of 2009.

Constitution/Ticonderoga fields The Constitution field (100% WI) began production in 2006 utilizing a truss spar located in approximately 5,000 feet of water. The Ticonderoga field (50% WI) also began production in 2006 as a subsea tieback to the Constitution spar. During 2008, additional drilling and completion at Ticonderoga increased the field to three producing wells. Both fields have been shut-in since September 2008 because of damage caused by Hurricane Ike to the third-party-owned gas export pipelines that connect the spar to the shelf infrastructure. Production is expected to resume in the first half of 2009. The Company is planning to use the Constitution spar as a hub for the accelerated development of the Caesar/Tonga complex.

Caesar/Tonga complex (33.75% WI) The Company approved development of the Caesar/Tonga complex in December 2008 as a four-well subsea tieback to the Constitution spar, and production is expected to start in the first half of 2011. One development well was successfully drilled in 2008 and additional development drilling is expected in 2009.

Nansen field (50% WI) The Nansen field began production in 2002, and was developed with the world’s first truss spar in 3,700 feet of water. During 2008, Anadarko completed and tied-back four discoveries in the Northwest Nansen field area to the Nansen spar. Production from these four wells commenced during early 2008. Also during 2008, Anadarko drilled and completed two subsea wells. Production from both wells is expected to commence in mid-2009. In 2009, the Company plans to sidetrack and recomplete one subsea well and expects to initiate a three-well sidetrack or recompletion program with a platform rig.

Boomvang field (East Breaks Blocks 642, 643, and 688 (30% WI), Block 598 (100% WI), and Block 599 (33% WI)) The Boomvang field began production in 2002 and was developed with a truss spar in 3,450 feet of water. During 2008, the Company drilled a sidetrack well. Production from this well commenced in early 2008. In 2009, the Company plans to drill one development well in the proximity of the Drysdale discovery. Production from this well is expected to commence during mid-2009.

Gunnison field (50% WI) The Gunnison field has been producing since 2003 and incorporates a truss spar in 3,100 feet of water. During 2006, the Dawson Deep discovery began production as a subsea tieback to the Gunnison spar. In 2008, the Company drilled one well and recompleted two other wells. Gunnison was shut-in after Hurricane Ike because of damage to an onshore third-party-owned processing facility. Partial production was quickly restored and full production resumed in January 2009. The Company plans to recomplete one well in 2009 and is currently planning a platform-based rig program for late 2009 or 2010.

Red Hawk field (50% WI) The Red Hawk field, located in approximately 5,300 feet of water, began production in 2004 utilizing the world’s first cell spar designed for developing smaller reservoirs in deepwater basins. During 2007, the Company completed installation of compression equipment at the spar, which extended the life of the field. During 2008, the Company recompleted one well. However, at the end of 2008, both wells at Red Hawk had depleted reserves and were shut-in. The Company plans to continue evaluating potential opportunities in and around the Red Hawk field in 2009.

Power Play field (45% WI) The Power Play field is an Anadarko operated single-well subsea tieback to the Baldpate platform. The well was completed and tied-back during the second quarter of 2008.

Other The Neptune field (50% WI) is an Anadarko-operated property utilizing the world’s first floating production spar. During 2008, the Company drilled an appraisal well in the proximity of the Mission Deep discovery (50% WI). Anadarko is currently evaluating its options for the Mission Deep discovery. In 2008, a fourth well was drilled in the Blind Faith field (non-operated, 25% WI), where a deep-draft semi-submersible platform was installed and first production was achieved. Other Anadarko non-operated properties include Baldpate (50% WI), Conger (25% WI), Pompano (25% WI) and Tahiti (3% plus over-riding royalty interest).

Exploration Anadarko’s exploration program in the Gulf of Mexico is currently focused on the extensive middle-to-lower Miocene play within the central Gulf of Mexico and the developing lower Tertiary play in the western Gulf of Mexico. During 2008, Anadarko participated in two wells which were still drilling at the end of the year and both resulted in discoveries (Heidelberg and Shenandoah) in early 2009. Anadarko also drilled two unsuccessful wells in the Gulf of Mexico in 2008. The Company expects to participate in approximately three to four exploration wells and several delineation wells in the area in 2009.

Anadarko Petroleum Corporation

GULF OF MEXICO PRODUCING PROPERTIES

TEXAS
Houston
Lake Charles
LOUISIANA
MISSISSIPPI
ALABAMA
FLORIDA
Biloxi
Mobile
Pensacola
New Orleans
Neptune
Pompano
Blind Faith
Independence Hub
Conger
Baldpate
Power Play
Nansen
Gunnison
Constitution/
Ticonderoga
Tahiti
K2
Marco Polo
Boomvang
Red
Hawk
OPERATED FIELDS/FACILITIES
NON-OPERATED FIELDS/FACILITIES
0
60
MILES
N

JANUARY 2009

Anadarko

Petroleum Corporation

GULF OF MEXICO PRODUCING PROPERTIES

TEXAS

Houston

LOUISIANA

Lake Charles

New Orleans

MISSISSIPPI

Biloxi

ALABAMA

Mobile

FLORIDA

Pensacola

Nansen

Boomvang

Gunnison

Power Play

Conger

Baldpate

Red Hawk

Constitution Ticonderoga

Tahiti

K2

Marco Polo

Blind Faith

Independence Hub

Pompano

Neptune

N 0 60 MILES

OPERATED FIELDS/FACILITIES

NON-OPERATED FIELDS/FACILITIES

ACREAGE

UNDEVELOPED (Net) 1,976,145

DEVELOPED (Net) 170,897

PRODUCING BLOCKS 65

EXPLORATORY BLOCKS 531

JANUARY 2009

Properties and Activities—Algeria

Overview Anadarko is engaged in exploration, development and production activities in Algeria’s Sahara Desert. At the end of 2008, about 9% of the Company’s proved reserves were located in Algeria where a total of nine fields discovered by the Company were on production. In 2008, net sales volumes from the Company’s properties in Algeria represented 10% of the Company’s total sales volumes. During 2008, Anadarko participated in 11 development wells with an 82% success rate. During 2009, the Company expects to drill about 10 development wells, exclusive of water and gas injection wells, in Algeria.

Production and Development On Block 404, production from the HBNS field and its associated satellite fields averaged 139 MBbls/d of oil (gross) in 2008. Production from the HBN field, which extends from Block 404 into Block 403, averaged 64 MBbls/d of oil (gross) in 2008. Anadarko is also actively involved in the unitized Ourhoud field, which is located in portions of Block 404, Block 406a and Block 405. Production from this field averaged 230 MBbls/d of oil (gross) in 2008. Anadarko has an interest in several fields further south on Block 208 where development is expected to occur during the first half of 2009 and initial production is expected to occur in late 2011.

Contracts and Partners Anadarko’s interest in the Production Sharing Agreement (PSA) for Blocks 404 and 208 is 50% before participation at the exploitation stage by Sonatrach, the national oil and gas company of Algeria. The Company has two partners, each with a 25% interest, also prior to participation by Sonatrach. Under the terms of the PSA, oil reserves that are discovered, developed and produced are shared by Sonatrach, Anadarko and its two partners. Sonatrach is responsible for 51% of the development and production costs. Anadarko and its partners have completed the exploration program on Blocks 404 and 208 and now participates only in development activity on these blocks. Anadarko and its joint-venture partners funded Sonatrach’s share of exploration costs and are entitled to recover these exploration costs from production during the development phase.

Anadarko’s operations in Algeria have been governed by the PSA since October 1989. In March 2006, Anadarko received from Sonatrach a letter purporting to give notice under the PSA that enactment of a law in 2005 (2005 Law) relating to hydrocarbons triggered Sonatrach’s right under the PSA to renegotiate the PSA in order to re-establish the equilibrium of Anadarko’s and Sonatrach’s interests. Anadarko and Sonatrach reached an impasse over whether Sonatrach had a right to renegotiate the PSA based on the 2005 Law and entered into a formal non-binding conciliation process under the terms of the PSA in an attempt to resolve this dispute. The conciliation on the 2005 Law dispute was concluded in 2007 without a definitive resolution. There have been no further developments on the 2005 Law dispute. At this time, Anadarko is unable to reasonably estimate the economic impact under the PSA if Sonatrach were to succeed in modifying the PSA.

Anadarko and its partners still maintain an exploration license, under a separate production sharing agreement, for Block 403 c/e (67% interest).

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

In January 2007, Sonatrach advised Anadarko that it would begin collecting the exceptional profits tax from Anadarko’s share of production commencing with March 2007 liftings, including for the prior months since the new tax went into effect. In April 2007, ALNAFT, the new agency in the Algerian Ministry of Energy and Mines responsible for overseeing the Algerian hydrocarbons industry, issued the Application Procedure further defining the procedure and conditions under which the exceptional profits tax is applied and the methodology for its calculation. The Application Procedure and other information supplied by Sonatrach revealed that the exceptional profits tax was being applied to the full value of production rather than to the amount in excess of $30 per barrel. This was evidenced by changes in the Company’s crude oil lifting schedule, which was conveyed to Anadarko by Sonatrach. As a result, Anadarko changed the measurement basis for the exceptional profits tax liability in the first quarter of 2007 to reflect the application of the tax to the full value of production. For additional information, see Note 15—Other Taxes of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

At December 31, 2008, Anadarko had 83 MMBbls of PUDs in Algeria, the economics of which are sensitive to the exceptional profits tax. Anadarko is continuing to evaluate the impact of the exceptional profits tax on the economic viability of its future projects in Algeria, as well as its legal remedies with regard to the exceptional profits tax.

In response to the Algerian government’s imposition of the exceptional profits tax, the Company has notified Sonatrach of its disagreement with the collection of the exceptional profits tax. The Company believes that the PSA provides fiscal stability through several of its provisions that require Sonatrach to pay all taxes and royalties. To facilitate discussions between the parties in an effort to resolve the dispute, on October 31, 2007, the Company initiated a conciliation proceeding on the exceptional profits tax as provided in the PSA. Any recommendation issued by a conciliation board (Conciliation Board) arising out of the conciliation proceeding is non-binding on the parties. The Conciliation Board issued its non-binding recommendation on November 26, 2008, which the Company received on December 1, 2008. On February 15, 2009, the Company initiated arbitration against Sonatrach with regard to the exceptional profits tax. In conformance with the terms of the PSA, a notice of arbitration was submitted to Sonatrach.

Properties and Activities—Other International

Overview The Company’s other international oil and gas production and/or development operations are located primarily in China. The Company has exploration acreage in China, Brazil, Ghana, Indonesia and other selected areas. About 1% of the Company’s proved reserves were located in these other international locations at year-end 2008. During 2008, net sales volumes from the Company’s other international properties accounted for 3% of the Company’s total sales volumes. Anadarko drilled 17 wells in 2008 in other international areas. In 2009, the Company expects to drill about 20 development and 15 exploration wells at various other international locations.

China Anadarko’s development and production project in China straddles Blocks 04/36 and 05/36 in Bohai Bay in approximately 75 feet of water. Anadarko drilled 11 wells in 2008 in this area. Development drilling and recompletion activity has been ongoing through 2008 and is anticipated to continue in 2009. Further investment is planned in 2009 on minor facility upgrades. At the end of 2008, net production from China was approximately 14 MBbls/d of oil. The Company has entered into a joint-venture agreement with the China National Offshore Oil Company to explore the South China Sea Contract Area 43/11. The joint venture has commenced exploration of Contract Area 43/11. During 2009, the Company plans to drill one deepwater exploration well in the South China Sea.

Brazil Anadarko holds exploration interests in several blocks located offshore in the Campos and Espírito Santo basins. Anadarko drilled two wells in 2008 in these areas, Wahoo and Serpa. The Serpa well was drilled in the BM-ES-24 block. Although encountering pay in the shallower pre-salt section, the well was determined to be non-commercial as a stand-alone development at this time. The Company announced the offshore pre-salt Wahoo discovery in the BM-C-30 block (30% WI) in 2008. Also in 2008, the Company divested its 50-percent interest in the Peregrino heavy-oil field in the Campos basin. In 2009, Anadarko expects to participate in three to four deepwater exploration and appraisal wells.

Ghana The Jubilee field was discovered offshore Ghana in 2007 and lies partly in the West Cape Three Points block (non-operated, 31% interest) and partly in the Deep Tano block (non-operated, 18% interest). In 2008, the Company drilled three additional wells on the blocks. In 2009, the Company and its partners expect to sanction the project and expect the operator to award contracts for a floating production, storage and offloading vessel and related equipment. The Company also plans to drill up to 11 development wells and to participate in three to five exploration wells in the two blocks. Production is expected to begin in late 2010.

Indonesia Anadarko has a participating interest in approximately 4.1 million exploration acres in Indonesia through a combination of several operated and non-operated Production Sharing Contracts. The Company did not participate in any wells in 2008, but plans to participate in two or three exploration wells in 2009.

Other Anadarko also has active exploration projects in Mozambique, Liberia, Sierra Leone and several other countries in West Africa, as well as activities in other potential exploration and new venture areas overseas.

Drilling Programs

The Company’s 2008 drilling program focused on proven and emerging oil and natural gas basins in the United States (Lower 48 states, Alaska and Gulf of Mexico), Algeria and other countries where it holds acreage. Exploration activity consisted of 28 gross completed wells, including 21 wells in the Lower 48 states, 2 wells in Alaska, 2 wells offshore in the Gulf of Mexico, 2 wells in Algeria and 1 well in other international locations. Development activity consisted of 2,810 gross completed wells, which included 2,774 wells in the Lower 48 states, 9 wells in Alaska, 5 wells offshore in the Gulf of Mexico, 11 wells in Algeria and 11 wells in other international locations.

Drilling Statistics

The following table shows the number of oil and gas wells completed in each of the last three years:

	Net Exploratory			Net Development
	Productive	Dry Holes	Total	Productive	Dry Holes	Total	Total
2008
United States	12.1	4.6	16.7	1,566.1	8.0	1,574.1	1,590.8
Algeria	—	1.3	1.3	1.3	0.4	1.7	3.0
Other International	—	0.3	0.3	3.6	—	3.6	3.9

Total	12.1	6.2	18.3	1,571.0	8.4	1,579.4	1,597.7

2007
United States	18.1	4.2	22.3	902.1	2.4	904.5	926.8
Algeria	0.3	0.5	0.8	0.5	—	0.5	1.3
Other International	—	3.3	3.3	4.1	—	4.1	7.4

Total	18.4	8.0	26.4	906.7	2.4	909.1	935.5

2006
United States	37.4	2.3	39.7	831.9	2.2	834.1	873.8
Algeria	0.8	0.8	1.6	1.8	—	1.8	3.4
Other International	—	2.6	2.6	3.5	—	3.5	6.1

Total	38.2	5.7	43.9	837.2	2.2	839.4	883.3

The following table shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion as of December 31, 2008:

	Wells in the process of drilling or in active completion		Wells suspended or waiting on completion
	Exploration	Development	Exploration	Development
United States
Gross	11	678	24	9
Net	6.5	345.1	13.5	6.6

Algeria
Gross	—	1	—	14
Net	—	0.3	—	2.5

Other International
Gross	4	1	7	—
Net	1.3	0.3	2.8	—

Total
Gross	15	680	31	23
Net	7.8	345.7	16.3	9.1

Productive Wells

As of December 31, 2008, the Company had an ownership interest in productive wells as follows:

	Oil Wells*	Gas Wells*
United States
Gross	3,952	26,583
Net	3,022.6	15,929.2

Algeria
Gross	162	—
Net	29.5	—

Other International
Gross	105	—
Net	38.0	—

Total
Gross	4,219	26,583
Net	3,090.1	15,929.2
* Includes wells containing multiple completions as follows:

Gross	371	1,681
Net	343.9	1,373.8

Properties and Leases

The following schedule shows the number of developed lease, undeveloped lease and fee mineral acres in which Anadarko held interests at December 31, 2008:

	Developed Lease		Undeveloped Lease		Fee Minerals		Total
thousands of acres	Gross	Net	Gross	Net	Gross	Net	Gross	Net
United States
Onshore—Lower 48	5,612	3,151	5,099	2,970	9,849	8,322	20,560	14,443
Offshore	379	171	3,045	1,979	—	—	3,424	2,150
Alaska	59	9	3,667	1,264	16	8	3,742	1,281

Total	6,050	3,331	11,811	6,213	9,865	8,330	27,726	17,874

Algeria*	287	70	215	66	—	—	502	136
Other International	62	22	26,163	11,969	—	—	26,225	11,991

*	Developed acreage in Algeria relates only to areas with an Exploitation License. A portion of the undeveloped acreage in Algeria will be relinquished in the future consistent with contractual obligations or upon finalization of Exploitation License boundaries.

Midstream Properties and Activities

Anadarko invests in midstream (gathering, treating and processing) facilities to complement its oil and gas operations in regions where the Company has natural gas production. The Company is better able to manage both the value received for, and cost of, gathering, treating and processing natural gas through its ownership and operation of these facilities. In addition, Anadarko’s midstream business provides gathering, treating and processing services for third-party customers, including major and independent producers. Anadarko generates revenues in its gathering, treating and processing activities through various fee structures that include fixed-rate, percent of proceeds, or keep-whole agreements. The Company also processes a portion of its gas at various third-party plants. During 2009, less than 10% of the Company’s capital budget is allocated to midstream facilities.

In 2006, Anadarko significantly increased the size and scope of its midstream business through the acquisitions of Western and Kerr-McGee. During 2007, the Company divested control of its interests in two natural gas gathering systems and associated processing plants, in areas where Anadarko has limited or no oil and gas production, for $1.85 billion. At the end of 2008, Anadarko has 29 systems in seven states (Wyoming, Colorado, Utah, New Mexico, Kansas, Oklahoma and Texas) located in major onshore producing basins.

During the second quarter of 2008, Western Gas Partners, LP (WES) completed its initial public offering of 20.8 million common units for net proceeds of $321 million ($343 million less $22 million for underwriting discounts and structuring fees). WES is a Delaware limited partnership formed by Anadarko to own, operate, acquire and develop midstream assets. Anadarko contributed assets to WES in exchange for an aggregate 59.6% limited partner interest (consisting of common and subordinated limited partner units) in WES, a 2% general partner interest and incentive distribution rights (IDRs). IDRs entitle the holder to specified increasing percentages of cash distributions as WES’s per-unit cash distributions increase. In addition, Anadarko maintains control over the assets owned by WES through sole indirect ownership of the general partner interests.

On December 19, 2008, WES acquired additional midstream assets from Anadarko for aggregate consideration of $210 million, consisting of a $175 million note payable to Anadarko and the issuance of 2.6 million common units of WES to Anadarko. In addition, WES issued additional general partner units to its general partner, a wholly-owned subsidiary of Anadarko, to allow it to maintain its 2% general partner interest in WES after contribution by Anadarko of its 2% undivided interest in the midstream assets. Anadarko currently holds an aggregate 61.3% limited partner interest in WES.

The following table provides key statistics for Company-owned gathering and processing facilities.

Gathering and Processing Facilities	Miles of Gathering Pipelines	Total Horsepower	2008 Average Throughput (MMcf/d)
Hugoton Gathering	2,070	102,260	130
Wattenberg	1,720	71,300	250
Powder River CBM	1,570	414,350	690
Greater Natural Buttes	890	125,180	330
Granger Complex	750	46,130	250
Red Desert Complex	740	64,010	140
Dew Gathering	320	43,170	200
Pinnacle	270	1,270	260
Other	4,390	208,890	1,210

Total	12,720	1,076,560	3,460

Marketing Activities

The Company’s marketing department actively manages the sales of Anadarko’s natural gas, crude oil and NGLs. In marketing its production, the Company attempts to minimize market-related shut-ins, maximize realized prices, and manage credit risk exposure. The Company also purchases natural gas, crude oil, condensate and NGLs volumes for resale primarily from partners and producers near Anadarko’s production. These purchases allow Anadarko to aggregate larger volumes and attract larger, creditworthy customers, which enables the Company to maximize prices received for the Company’s production and minimize balancing issues with customers and pipelines during operational disruptions.

The Company sells natural gas under a variety of contracts. The Company has the marketing capability to move large volumes of gas into and out of the daily gas market to capitalize on price volatility. The Company may also engage in trading activities for the purpose of generating profits from exposure to changes in market prices of natural gas, crude oil, condensate and NGLs. The Company’s marketing strategy includes the use of leased natural gas storage facilities, firm transportation contracts and various derivative instruments. However, the Company does not engage in market-making practices nor does it trade in any non-energy-related commodities. The Company’s marketing function does not participate in any energy marketing-related partnerships.

The Company also engages in sales of greenhouse gas emission reduction credits (ERCs) derived from CO2 injection operations in Wyoming. The Company expects additional sales of ERCs in the future.

Segment and Geographic Information

For additional information on operations by segment and geographic location, see Note 19—Segment and Geographic Information of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Employees

As of December 31, 2008, the Company had approximately 4,300 employees. Anadarko considers its relations with its employees to be satisfactory. The Company has had no significant work stoppages or strikes associated with its employees.

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

Capital Spending

See Liquidity and Capital Resources under Item 7 of this Form 10-K.

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	2008	2007	2006
Ratio of earnings to fixed charges	4.79	4.66	5.24
Ratio of earnings to combined fixed charges and preferred stock dividends	4.79	4.64	5.21

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

Forward-Looking Statements The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply and demand for and the price of natural gas, oil, NGLs and other products or services, volatility in the commodity futures market, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, potential environmental or other obligations arising from Kerr-McGee’s former chemical business, the securities, capital or credit markets, our ability to repay debt, the outcome of any proceedings related to the Algerian exceptional profits tax, and other factors discussed below and elsewhere in this Form 10-K and in the Company’s other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements.

Oil, natural gas and NGLs prices are volatile. A substantial or extended decline in prices could adversely affect our financial condition and results of operations.

Prices for oil, natural gas and NGLs can fluctuate widely. Our revenues, operating results and future rate of growth are highly dependent on the prices we receive for our oil, natural gas and NGLs. Historically, the markets for oil, natural gas and NGLs have been volatile and may continue to be volatile in the future. The factors influencing the prices of oil, natural gas and NGLs are beyond our control. These factors include, among others:

•	domestic and worldwide supply of, and demand for, oil, natural gas and NGLs;

•	volatile trading patterns in the commodity futures markets;

•	the cost of exploring for, developing, producing, transporting, and marketing oil, natural gas and NGLs;

•	weather conditions;

•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) and other producing nations to agree to and maintain production levels;

•

the worldwide military and political environment, uncertainty or instability resulting from the escalation or additional outbreak of armed hostilities or further acts of terrorism in the United States, or elsewhere;

•	the effect of worldwide energy conservation efforts;

•	the price and availability of alternative and competing fuels;

•	the price and level of foreign imports of oil, natural gas and NGLs;

•	domestic and foreign governmental regulations and taxes;

•	the proximity to, and capacity of, natural gas pipelines and other transportation facilities; and

•	general economic conditions worldwide.

The long-term effect of these and other factors on the prices of oil, natural gas and NGLs are uncertain. Prolonged or substantial declines in these commodity prices may have the following effects on our business:

•	adversely affecting our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;

•	reducing the amount of oil, natural gas and NGLs that we can produce economically;

•	causing us to delay or postpone some of our capital projects;

•	reducing our revenues, operating income and cash flows;

•	reducing the amounts of our estimated proved oil and natural gas reserves;

•	reducing the carrying value of our oil and natural gas properties;

•	reducing the standardized measure of discounted future net cash flows relating to oil and natural gas reserves; and

•	limiting our access to sources of capital, such as equity and long-term debt.

Our debt and other financial commitments may limit our financial and operating flexibility.

As of December 31, 2008, our total debt was about $12.3 billion, which included a $1.7 billion note payable from a midstream subsidiary to a related party. We also have various commitments for operating leases, drilling contracts and transportation and purchase obligations for services and products. Our financial commitments could have important consequences to you. For example, they could:

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

A downgrade in our credit rating could negatively impact our cost of and ability to access capital.

As of December 31, 2008, Standard and Poor’s (S&P) and Moody’s Investors Service (Moody’s) rated our debt at “BBB-” with a positive outlook and “Baa3” with a stable outlook, respectively. Although we are not aware of any current plans of S&P or Moody’s to lower their respective ratings on our debt, we cannot be assured that such credit ratings will not be downgraded. A downgrade in our credit ratings could negatively impact our cost of capital or our ability to effectively execute aspects of our strategy. If we were to be downgraded, it could be difficult for us to raise debt in the public debt markets and the cost of that new debt could be much higher than our outstanding debt issued previously. The only outstanding debt that contains rating downgrade triggers that would accelerate the maturity dates of outstanding debt is a $1.7 billion midstream note held by one of Anadarko’s subsidiaries, the maturity of which could accelerate if Anadarko’s senior unsecured credit rating were to be rated below BB- by S&P or Ba3 by Moody’s. The $1.7 billion midstream note is unconditionally guaranteed by Anadarko and, jointly and severally, by certain midstream subsidiaries.

We may incur substantial environmental and other costs arising from Kerr-McGee’s former chemical business.

Prior to its acquisition by the Company, Kerr-McGee through an initial public offering, spun off its chemical manufacturing business to a newly created and separate company, Tronox Incorporated (Tronox). Under the terms of a Master Separation Agreement (MSA), Kerr-McGee agreed to reimburse Tronox for certain qualifying environmental remediation costs, subject to certain limitations and conditions and up to a maximum aggregate reimbursement of $100 million. However, Kerr-McGee could be subject to liability for certain costs of cleaning up hazardous substance contamination attributable to the facilities and operations conveyed to Tronox if Tronox becomes insolvent or otherwise unable to pay for certain remediation costs. As a result of the acquisition of Kerr-McGee, we will be responsible to provide reimbursements to Tronox pursuant to the MSA, and we may be subject to potential liability, as the successor-in-interest to Kerr-McGee, if Tronox is unable to perform certain remediation obligations.

On January 12, 2009, Tronox and certain of its subsidiaries filed voluntary petitions to restructure under Chapter 11 of the United States Bankruptcy Code. As a result of this filing, third parties may seek to impose liability upon Kerr-McGee that is otherwise attributable to Tronox due to Kerr-McGee’s status as the former parent of Kerr-McGee Chemical Worldwide LLC, a predecessor-in-interest to Tronox. In addition, based on the information contained in the Tronox bankruptcy filings, it is also possible that third parties may pursue other claims against Kerr-McGee associated with the separation of Kerr-McGee’s former chemical business and the initial public offering of Tronox. Currently, we are unable to estimate the amount of these potential liabilities.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy.

These factors, combined with volatile oil, natural gas and NGLs prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could continue to diminish, which could impact the price at which we can sell our oil, natural gas and NGLs, affect our vendors, suppliers and customers ability to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition.

Our results of operations could be adversely affected by asset impairments.

If oil, natural gas and NGLs prices continue to decrease, we may be required to write-down the value of our oil and gas properties if the estimated future cash flows from these properties fall below their net book value. Future non-cash asset impairments could negatively affect our results of operations.

As a result of mergers and acquisitions, at December 31, 2008 we had approximately $5.3 billion of goodwill on our balance sheet. Goodwill is not amortized, but instead must be tested at least annually for impairment, and more frequently when circumstances indicate likely impairment, by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds its implied fair value. Various factors could lead to goodwill impairments that could have a substantial negative effect on our profitability, such as if the Company is unable to replace the value of its depleting asset base or if other adverse events, such as lower sustained oil and gas prices, reduce the fair value of the associated reporting unit.

We are subject to complex laws and regulations relating to environmental protection that can adversely affect the cost, manner and feasibility of doing business.

Our operations and properties are subject to numerous federal, state, tribal, local and foreign laws and regulations relating to environmental protection from the time projects commence until abandonment. These laws and regulations govern, among other things:

•	the amounts and types of substances and materials that may be released;

•	the issuance of permits in connection with exploration, drilling and production activities;

•	the protection of endangered species;

•	the release of emissions;

•	the discharge and disposition of generated waste materials;

•	offshore oil and gas operations;

•	the reclamation and abandonment of wells and facility sites; and

•	the remediation of contaminated sites.

In addition, these laws and regulations may impose substantial liabilities for our failure to comply with them or for any contamination resulting from our operations. Future environmental laws and regulations, such as proposed legislation regulating climate change, may negatively impact our industry. The cost of meeting these requirements may have an adverse effect on our financial condition, results of operations and cash flows. For a description of certain environmental proceedings in which we are involved, see Legal Proceedings under Item 3 of this Form 10-K.

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

Our operations and financial results could be significantly impacted by conditions in the Gulf of Mexico because we explore and produce extensively in that area. As a result of this activity, we are vulnerable to the risks associated with operating in the Gulf of Mexico, including those relating to:

•	hurricanes and other adverse weather conditions;

•	oil field service costs and availability;

•	compliance with environmental and other laws and regulations;

•	remediation and other costs resulting from oil spills or releases of hazardous materials; and

•	failure of equipment or facilities.

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

Our operations in areas outside the United States are based primarily in Algeria, China, Brazil, Ghana and Indonesia. As a result, we face political and economic risks and other uncertainties with respect to our international operations. These risks may include, among other things:

•	loss of revenue, property and equipment as a result of hazards such as expropriation, war, acts of terrorism, insurrection and other political risks;

•	increases in taxes and governmental royalties;

•	unilateral renegotiation of contracts by governmental entities;

•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;

•	changes in laws and policies governing operations of foreign-based companies; and

•	currency restrictions and exchange rate fluctuations.

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

To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from realizing the full benefits of price increases above the levels of the derivative instruments used to manage price risk. In addition, our commodity price management and trading activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than the hedged volumes;

•	there is a widening of price basis differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

•	the counterparties to our hedging or other price risk management contracts fail to perform under those arrangements; or

•	a sudden unexpected event materially impacts oil and natural gas prices.

In addition, we engage in limited speculative trading in hydrocarbon commodities, which subjects us to additional risk.

The credit risk of financial institutions could adversely affect us.

We have exposure to different counterparties, and we have entered into transactions with counterparties in the financial services industry, including, commercial banks, investment banks, insurance companies, other investment funds and other institutions. These transactions expose us to credit risk in the event of default of our counterparty. Continued deterioration in the credit markets may continue to impact the credit ratings of our current and potential counterparties and affect their ability to fulfill their existing obligations to us and their willingness to enter into future transactions with us. We have exposure to these financial institutions in the form of derivative transactions in connection with our hedges. We also maintain insurance policies with insurance companies to protect us against certain risks inherent in our business. In addition, if any lender under our credit facility is unable to fund its commitment, our liquidity will be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit facility.

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

Estimates of reserves based on risk of recovery and estimates of expected future net cash flows prepared or audited by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and the variance may be material. The net present values referred to in this report should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. In accordance with SEC requirements, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower.

Failure to replace reserves may negatively affect our business.

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves generally decline when reserves are produced, unless we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. We may be unable to find, develop or acquire additional reserves on an economic basis. Furthermore, if oil and natural gas prices increase, our costs for additional reserves could also increase.

We may not be insured against all of the operating risks to which our business is exposed.

Our business is subject to all of the operating risks normally associated with the exploration for and production, gathering, processing and transportation of oil and gas, including hurricanes, blowouts, cratering and fire, any of which could result in damage to, or destruction of, oil and natural gas wells or formations or production facilities and other property and injury to persons. As protection against financial loss resulting from these operating hazards, we maintain insurance coverage, including certain physical damage, employer’s liability, comprehensive general liability and worker’s compensation insurance. However, we are not fully insured against all risks in all aspects of our business, such as political risk, business interruption risk and risk of major terrorist attacks. The occurrence of a significant event against which we are not fully insured could have a material adverse effect on our financial position.

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

Our domestic operations have been, and at times in the future may be, affected by political developments and by federal, state, tribal and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price or gathering rate controls and environmental protection regulations.

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

The high cost or unavailability of drilling rigs, equipment, supplies, personnel and other oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs of rigs, equipment, supplies and personnel are substantially greater and their availability may be limited. Additionally, these services may not be available on commercially reasonable terms. As a result of the recent historically high levels of exploration and production in response to strong demand for crude oil and natural gas, the demand for oilfield services has risen and the costs of these services have also been increasing to historically high levels.

Our drilling activities may not be productive.

Drilling for oil and natural gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

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

Our restated certificate of incorporation and by-laws contain provisions that may make a change of control of Anadarko difficult, even if it may be beneficial to our stockholders, including provisions governing the classification, nomination and removal of directors, prohibiting stockholder action by written consent and regulating the ability of our stockholders to bring matters for action before annual stockholder meetings, and the authorization given to our Board of Directors to issue and set the terms of preferred stock.

In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

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

The successful implementation of our strategies and handling of other issues integral to our future success will depend, in part, on our experienced management team. The loss of key members of our management team, including James T. Hackett, our Chairman, President and Chief Executive Officer, could have an adverse effect on our business. We entered into an employment agreement with Mr. Hackett to secure his employment with us. We do not carry key man insurance. Our exploratory drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced explorationists, engineers and other professionals. Competition for such professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

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

Environmental Matters The United States Environmental Protection Agency Region 8 (EPA) and the United States Department of Justice (DOJ) have alleged that a number of spills at the Company’s Salt Creek and Elk Basin Fields violated provisions of the federal Clean Water Act and the facilities had inadequate Spill Prevention Control and Countermeasure (SPCC) plans and Facility Response Plans (FRP). The Company sold substantially all of Elk Basin to a third party in 2007, but the Company agreed to retain responsibility for the historical spills, SPCC and FRP issues at Elk Basin. The Company reached a tentative settlement with the EPA and DOJ to resolve these allegations by agreeing to pay a fine of approximately $1 million, plus agreeing to perform certain preventative actions, subject to negotiating a mutually agreeable settlement agreement. In the opinion of management, the liability with respect to these actions will not have a material effect on the consolidated financial position, results of operations or cash flow of the Company.

Other Matters The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material effect on the consolidated financial position, results of operations or cash flow of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

Name	Age at End of 2009	Position
James T. Hackett	55	Chairman of the Board, President and Chief Executive Officer
Karl F. Kurz	48	Chief Operating Officer
Robert P. Daniels	50	Senior Vice President, Worldwide Exploration
Robert G. Gwin	46	Senior Vice President
Charles A. Meloy	49	Senior Vice President, Worldwide Operations
Robert K. Reeves	52	Senior Vice President, General Counsel and Chief Administrative Officer
R. A. Walker	52	Senior Vice President, Finance and Chief Financial Officer
M. Cathy Douglas	53	Vice President, Chief Accounting Officer and Controller

Mr. Hackett was named President and Chief Executive Officer in December 2003 and assumed the additional role of Chairman of the Board in January 2006. Prior to joining Anadarko, he served as President and Chief Operating Officer of Devon Energy Corporation following its merger with Ocean Energy, Inc. in April 2003. Mr. Hackett served as President and Chief Executive Officer of Ocean Energy, Inc. from March 1999 to April 2003 and as Chairman of the Board from January 2000 to April 2003. He currently serves as a director of Fluor Corporation and Halliburton Company and serves as Chairman of the Board of the Federal Reserve Bank of Dallas.

Mr. Kurz was named Chief Operating Officer in December 2006. Prior to this position, he served as Senior Vice President of North American Operations, Midstream and Marketing. He was named Senior Vice President of Marketing and General Manager, U.S. Onshore in May 2005, and from 2003 until that time he served as Vice President, Marketing. He joined Anadarko as Manager of Energy Marketing in 2000. Mr. Kurz has also served as a director of Western Gas Holdings, LLC, a subsidiary of Anadarko and the general partner of Western Gas Partners, LP since August 2007.

Mr. Daniels was named Senior Vice President, Worldwide Exploration in December 2006, Senior Vice President, Exploration and Production in 2004 and named Vice President, Canada in 2001. Prior to this position, he served in various managerial roles in the Exploration Department for Anadarko Algeria Company, LLC. He has worked for the Company since 1985.

Mr. Gwin was named Senior Vice President in March 2008. He also serves as President, Chief Executive Officer and a director of Western Gas Holdings, LLC. He joined Anadarko in January 2006 as Vice President, Finance and Treasurer. Prior to this position, he served as Chairman, President and CEO of Prosoft Learning Corporation from November 2002 to November 2004 and prior to that served as its Chief Financial Officer from 2000 to November 2002. Previously, Mr. Gwin spent 10 years at Prudential Capital Group in merchant banking roles of increasing responsibility, including serving as Managing Director with responsibility for the firm’s energy investments worldwide.

Mr. Meloy was named Senior Vice President, Worldwide Operations in December 2006 and had served as Senior Vice President, Gulf of Mexico and International Operations since the acquisition of Kerr-McGee in August 2006. Prior to joining Anadarko, he served Kerr-McGee as Vice President of Exploration and Production from 2005 to 2006, Vice President of Gulf of Mexico Exploration, Production and Development from 2004 to 2005, Vice President and Managing Director of Kerr-McGee North Sea (U.K.) Limited from 2002 to 2004 and Vice President of Gulf of Mexico Deep Water from 2000 to 2002.

Mr. Reeves was named Senior Vice President, General Counsel and Chief Administrative Officer in February 2007. He had previously served as Senior Vice President, Corporate Affairs & Law and Chief Governance Officer since 2004. Prior to joining Anadarko, he served as Executive Vice President, Administration and General Counsel of North Sea New Ventures from 2003 to 2004, and as Executive Vice

President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003. He has also served as a director of Key Energy Services, Inc., a publicly traded oil field services company, since October 2007, and as a director of Western Gas Holdings, LLC since August 2007.

Mr. Walker was named Senior Vice President, Finance and Chief Financial Officer in September 2005. Prior to joining Anadarko, he served as Managing Director for the Global Energy Group of UBS Investment Bank from 2003 to 2005 and was President and Chief Financial Officer of 3TEC Energy Corporation from 2000 to 2003. From 1987 to 2000, he worked for Prudential Capital Group in a variety of merchant banking positions. He has also served as a director of Temple-Inland, Inc. since November 2008, and as the Chairman of Western Gas Holdings, LLC since August 2007. Mr. Walker also serves on the Board of Trustees of the United Way of Greater Houston and the Houston Museum of Natural Science.

Ms. Douglas was named Vice President, Chief Accounting Officer and Controller in November 2008 and had served as Controller since September 2007. She served as Assistant Controller from July 2006 to September 2007. Ms. Douglas also served as Director, Accounting, Policy and Coordination from October 2006 to September 2007 and Financial Reporting and Policy Manager from January 2003 to October 2006. She joined Anadarko in 1979.

Officers of Anadarko are elected at an organizational meeting of the Board of Directors following the annual meeting of stockholders, which is expected to occur on May 19, 2009, and hold office until their successors are duly elected and shall have qualified. There are no family relationships between any directors or executive officers of Anadarko.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 30, 2009, there were approximately 17,010 record holders of Anadarko common stock. The common stock of Anadarko is traded on the New York Stock Exchange. The following shows information regarding the closing market price of and dividends declared and paid on the Company’s common stock by quarter for 2008 and 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Market Price
High	$66.75	$79.86	$74.47	$48.21
Low	$54.02	$62.56	$44.86	$27.17
Dividends	$0.09	$0.09	$0.09	$0.09

2007
Market Price
High	$43.92	$55.33	$54.77	$67.05
Low	$38.63	$43.68	$47.14	$53.89
Dividends	$0.09	$0.09	$0.09	$0.09

The amount of future common stock dividends will depend on earnings, financial condition, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis. For additional information, see Dividends under Item 7 and Note 11—Stockholders’ Equity and Note 12—Stock-Based Compensation under Item 8 of this Form 10-K.

Common Stock Repurchase Table The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the fourth quarter of 2008.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
October 1-31	523	$42.35	—
November 1-30	68,782	$37.79	—
December 1-31	261,306	$37.26	—

Fourth Quarter 2008	330,611	$37.38	—	$4,400,000,000

(1)

During the fourth quarter of 2008, no shares were purchased under the Company’s share repurchase program. During the fourth quarter of 2008, 330,611 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

(2)

In August 2008, the Company announced a share repurchase program to purchase up to $5 billion in shares of common stock. The program replaces the prior repurchase program and is authorized to extend through August 2011; however, the repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative 5-year total return to shareholders on Anadarko’s common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of eleven companies. The companies included in the customized peer group are: Apache Corporation, ConocoPhillips, Devon Energy Corporation, EnCana Corporation, EOG Resources, Inc., Hess Corporation, Marathon Oil Corporation, Noble Energy, Inc., Occidental Petroleum Corporation, Pioneer Natural Resources Company and Talisman Energy Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG

ANADARKO PETROLEUM CORPORATION, THE S&P 500 INDEX,

AND A PEER GROUP

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock, in the index and in the peer group on December 31, 2003 and its relative performance is tracked through December 31, 2008.

Fiscal Year Ended December 31	2003	2004	2005	2006	2007	2008
Anadarko Petroleum Corporation	$100.00	$128.27	$189.10	$175.03	$266.12	$157.24
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	136.70	207.24	238.80	335.24	214.86

Item 6.	Selected Financial Data

	Summary Financial Information*
millions, except per share amounts	2008	2007	2006	2005	2004
Sales Revenues	$14,640	$11,132	$10,116	$6,197	$5,085
Gains (Losses) on Divestitures and Other, net	1,083	4,760	114	111	755

Total Revenues and Other	15,723	15,892	10,230	6,308	5,840
Operating Income	6,162	7,347	4,381	3,398	2,577
Income from Continuing Operations	3,198	3,770	2,474	1,975	1,325
Income from Discontinued Operations, net of taxes	63	11	2,275	356	37
Net Income Available to Common Stockholders	3,260	3,778	4,746	2,326	1,357
Per Common Share:
Income from Continuing Operations—Basic	$6.87	$8.09	$5.37	$4.19	$2.64
Income from Continuing Operations—Diluted	$6.84	$8.05	$5.33	$4.15	$2.62
Income from Discontinued Operations—Basic	$0.13	$0.02	$4.94	$0.76	$0.07
Income from Discontinued Operations—Diluted	$0.13	$0.02	$4.91	$0.75	$0.07
Net Income Available to Common Stockholders—Basic	$7.01	$8.12	$10.31	$4.95	$2.72
Net Income Available to Common Stockholders—Diluted	$6.97	$8.08	$10.24	$4.90	$2.69
Dividends	$0.36	$0.36	$0.36	$0.36	$0.28
Average Number of Common Shares Outstanding—Basic	465	465	460	470	499
Average Number of Common Shares Outstanding—Diluted	468	468	464	475	503
Cash Provided by Operating Activities—Continuing Operations	$6,447	$2,766	$4,671	$3,221	$2,412
Cash Provided by (Used in) Operating Activities—Discontinued Operations	(5)	134	(178)	591	400
Net Cash Provided by Operating Activities	6,442	2,900	4,493	3,812	2,812
Capital Expenditures	$4,881	$3,990	$4,212	$2,644	$2,185
Current Debt	$1,472	$1,396	$11,471	$80	$169
Long-term Debt	9,128	11,151	11,520	3,547	3,621
Midstream subsidiary note payable to a related party	1,739	2,200	—	—	—
Total Debt	$12,339	$14,747	$22,991	$3,627	$3,790
Stockholders’ Equity	18,795	16,364	12,403	8,649	7,027
Total Assets	$48,923	$48,451	$54,964	$18,902	$16,714
Annual Sales Volumes:
Continuing Operations
Gas (Bcf)	750	698	558	414	499
Oil and Condensate (MMBbls)	67	79	70	57	63
Natural Gas Liquids (MMBbls)	14	16	15	13	16
Total (MMBOE)**	206	211	178	139	162
Discontinued Operations (MMBOE)	—	—	17	20	29
Total (MMBOE)**	206	211	195	159	191
Average Daily Sales Volumes:
Continuing Operations
Gas(MMcf/d)	2,049	1,912	1,529	1,136	1,363
Oil and Condensate (MBbls/d)	182	215	193	155	172
Natural Gas Liquids (MBbls/d)	39	43	42	36	43
Total (MBOE/d)	563	577	489	380	442
Discontinued Operations (MBOE/d)	—	—	46	55	79
Total (MBOE/d)	563	577	535	435	521
Reserves:
Continuing Operations
Oil Reserves (MMBbls)	926	1,014	1,264	1,090	1,073
Gas Reserves (Tcf)	8.1	8.5	10.5	6.6	6.2
Total Reserves (MMBOE)	2,277	2,431	3,011	2,187	2,113
Discontinued Operations (MMBOE)	—	—	—	262	254
Total Reserves (MMBOE)	2,277	2,431	3,011	2,449	2,367
Number of Employees	4,300	4,000	5,200	3,300	3,300
*	Consolidated for Anadarko Petroleum Corporation and its subsidiaries. Certain amounts for prior years have been reclassified to conform to the current presentation. Factors that materially effect the comparability of this information are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Form 10-K.
**	Natural gas converted to equivalent barrels at the rate of 6,000 cubic feet of gas per barrel.

Table of Measures
Bcf—Billion cubic feet	MMBbls—Million barrels
BOE—Barrels of oil equivalent	MMBOE—Million barrels of oil equivalent
MBbls/d—Thousand barrels per day	MMcf/d—Million cubic feet per day
MBOE/d—Thousand BOE per day	Tcf—Trillion cubic feet

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Item 8, and the Risk Factors information, which are set forth in Item 1A.

Overview

Anadarko Petroleum Corporation is among the world’s largest independent oil and natural gas exploration and production companies. Anadarko’s primary line of business is the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and NGLs. The Company’s major areas of operations are located in the United States and Algeria, with additional activity in Brazil, China, Ghana, Indonesia, Mozambique and several other countries.

Anadarko achieved its key operational objectives in 2008, during a year marked by a downturn in the financial markets and a volatile commodity-price environment that included New York Mercantile Exchange (NYMEX) oil prices rising to highs above $140 per barrel, and falling to lows under $40 per barrel. The Company is managing its 2009 capital program consistent with a sustained lower-commodity-price environment. Anadarko ended 2008 with approximately $2.4 billion of cash on hand and retains the availability of its undrawn $1.3 billion revolving credit agreement (RCA), along with access to credit markets. Management expects this liquidity position and cash flow from operations to position the Company to meet its 2009 operational objectives and capital commitments.

Mission and Strategy

Anadarko’s mission is to deliver a competitive and sustainable rate of return to shareholders by exploring for, acquiring and developing oil and natural gas resources vital to the world’s health and welfare. Anadarko employs the following strategy to achieve this mission:

•	Identify and commercialize resources

•	Explore in high-potential, proven basins

•	Employ global business development approach

•	Ensure financial discipline and flexibility

The first portion of this strategy involves Anadarko developing its portfolio of primarily unconventional resources that give the Company a stable base of capital-efficient, predictable and repeatable development opportunities to consistently grow the Company at competitive rates.

Exploring in high-potential, proven and emerging basins worldwide provides the Company with differential growth. Anadarko’s exploration success creates value by expanding its future resource potential, while providing the flexibility to manage risk by monetizing discoveries.

Anadarko’s global business development approach transfers core skills across the globe to discover and develop world-class resources that are accretive to the Company’s performance. These resources help form an optimized-global portfolio where both surface and subsurface risks are actively managed.

A strong balance sheet is essential for the development of the Company’s assets, and Anadarko is committed to disciplined investments in its businesses to manage through commodity price cycles. Maintaining financial discipline enables the Company to capitalize on the flexibility of its global portfolio, while allowing the Company to pursue new strategic and tactical-growth opportunities.

Operating Highlights

The Company overcame significant weather events and third-party-related infrastructure issues in 2008 to achieve production growth, reserve additions, and production replacement. Significant operational highlights by area include:

United States Onshore

•	Achieved record production in the Rocky Mountain region

•	Secured additional takeaway and processing capacity in the Rockies region

•

Expanded acreage position and began testing prospects in the Haynesville and Marcellus shale plays, located in East Texas and central Pennsylvania, respectively, as well as the Maverick basin in South Texas

Gulf of Mexico

•	Announced a successful appraisal well at Tonga West and approved the Caesar/Tonga complex

•

All Anadarko-operated facilities successfully weathered two major hurricanes with only minor, localized surface damage; however some production remained curtailed due to third-party pipeline and infrastructure issues

•	Restored production to pre-shut-in levels at Independence Hub within 72 hours of Hurricane Ike

•	Restored production on June 16, 2008 to nearly a billion cubic feet per day of natural gas at Independence Hub after a ten-week shut-in due to a third-party export pipeline leak

International

•	Announced major discoveries and successful appraisal wells offshore Ghana in and near the Jubilee field

•	Announced the Company’s first pre-salt discovery in the Campos basin offshore Brazil at the Wahoo prospect

•	Achieved 1-billion-barrel production milestone in Algeria

•	Acquired six blocks in the West Africa Cretaceous trend located in Sierra Leone and Liberia

Financial Highlights

The Company’s 2008 financial highlights include:

•	Generated $6.4 billion of cash flow from continuing operating activities compared to $2.8 billion in 2007 due to higher commodity prices

•	Announced a $5 billion share repurchase program and completed $600 million of repurchases in the third quarter of 2008

•	Completed an initial public offering through the issuance of 20.8 million common units of its formerly wholly-owned midstream subsidiary, WES, for net proceeds of $321 million

•	Closed the divestitures of the Company’s interest in the Peregrino field offshore Brazil and the Kaskida discovery in the deepwater Gulf of Mexico for before-tax proceeds of approximately $1.8 billion

•

Reduced year-end debt-to-capital ratio to 39.6%. Reduced debt by $2.4 billion in 2008, including repayment of the Company’s 2006 acquisition financing and approximately $580 million of floating rate notes due in 2009

•	Closed 2008 with $2.4 billion of cash on hand

•	Operated in a volatile commodity-price environment that included NYMEX oil prices rising to highs above $140 per barrel, and falling to lows under $40 per barrel

The following discussion pertains to Anadarko’s financial condition, results of operations and changes in financial condition. Unless noted otherwise, the following information relates to continuing operations and excludes the discontinued Canadian operations. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil and NGLs, production volumes, the Company’s ability to find additional oil and natural gas reserves, as well as the cost of finding reserves and changes in the levels of costs and expenses required for continuing operations. Unless the context otherwise requires, the terms “Anadarko” or “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. Following is an index by major category of discussion including a brief description of contents:

Page
Financial Results — comparative discussion of financial results of operations	35
Operating Results — discussion of business activities	43
Liquidity and Capital Resources — discussion of sources and uses of cash, outlook on operations and material financial arrangements, obligations and commitments	50
Critical Accounting Estimates — discussion of significant judgments and estimates	60
Recent Accounting Developments — discussion of accounting guidance effective in future periods	65

Results of Continuing Operations

Selected Data

millions except per share amounts and percentages	2008	2007	2006(2)
Financial Results
Sales revenues	$14,640	$11,132	$10,116
Gains on divestitures and other, net	1,083	4,760	114

Total revenues and other	15,723	15,892	10,230
Costs and expenses	9,561	8,545	5,849
Other (income) expense	816	1,018	644
Income tax expense	2,148	2,559	1,263
Income from continuing operations	$3,198	$3,770	$2,474
Earnings per common share—diluted	$6.84	$8.05	$5.33
Average number of common shares outstanding—diluted	468	468	464

Operating Results
Adjusted EBITDAX(1)	$10,874	$11,217	$7,203
Total proved reserves (MMBOE)	2,277	2,431	3,011
Annual sales volumes (MMBOE)	206	211	178

Capital Resources and Liquidity
Cash provided by operating activities	$6,447	$2,766	$4,671
Capital expenditures	4,881	3,990	4,212
Total debt	12,339	14,747	22,991
Stockholders’ equity	$18,795	$16,364	$12,403
Debt to total capitalization ratio	39.6%	47.4%	65.0%

(1)

See Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income from continuing operations before income taxes, which is presented in accordance with GAAP.

(2)	Anadarko’s financial and operating results for 2006 include the operating results of Kerr-McGee and Western since the dates of their acquisitions on August 10, 2006, and August 23, 2006, respectively.

Financial Results

Income from Continuing Operations Anadarko’s income from continuing operations for 2008 totaled $3.2 billion, or $6.84 per share (diluted), compared to income from continuing operations for 2007 of $3.8 billion, or $8.05 per share (diluted). Anadarko had income from continuing operations in 2006 of $2.5 billion, or $5.33 per share (diluted). The decrease in income from continuing operations for 2008 compared to 2007 was primarily due to a decrease in gains on divestitures and higher costs and expenses, partially offset by higher natural gas, oil and NGLs sales, including the impact of derivatives, lower interest expense and lower income tax expense. The increase in 2007 income from continuing operations compared to 2006 was primarily due to gains on divestitures and higher sales volumes, partially offset by the impact of lower natural gas and oil and condensate prices, higher costs and expenses, including other taxes related to an Algerian exceptional profits tax, and higher interest expense. In 2008, the higher sales revenues and costs and expenses were due primarily to the impact of higher commodity prices, higher exploration expense related to impairments of unproved properties and higher other taxes related to the higher commodity prices. In 2007, the higher sales volumes and costs and expenses were due primarily to the impact of operations acquired with the third quarter 2006 acquisitions.

Sales Revenues

			Δ vs.		Δ vs.
millions except percentages	2008	2007	2008	2006	2007
Gas sales	$6,254	$4,119	52%	$4,186	(2)%
Oil and condensate sales	6,502	4,807	35	4,618	4
Natural gas liquids sales	802	719	12	594	21
Gathering, processing and marketing sales	1,082	1,487	(27)	718	107

Total	$14,640	$11,132	32	$10,116	10

Anadarko’s sales revenues for 2008 increased when compared to 2007 due to higher oil and condensate, natural gas and NGLs commodity prices and unrealized gains on derivatives, partially offset by lower sales volumes associated with properties that were divested in 2007. The increase in 2007 compared to 2006 was primarily due to higher sales volumes, partially offset by significantly lower natural gas and oil and condensate prices.

The Company’s sales revenues for 2008, 2007 and 2006 include $930 million, $(1,100) million and $895 million, respectively, related to net unrealized gains (losses) on derivatives used to manage price risk on natural gas, crude oil, condensate and NGLs sales. The significant fluctuations in unrealized gains (losses) are due primarily to an increase in Anadarko’s derivative portfolio as a result of the 2006 acquisition of Kerr-McGee, as well as the discontinuance of hedge accounting effective January 1, 2007. The majority of the unrealized gains recorded in 2006 related to derivatives assumed with the Kerr-McGee acquisition. Any realization of these gains or losses is expected to be substantially offset by the value realized from that portion of the Company’s production covered by the derivative instruments.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes, prices and derivatives gains and losses on Anadarko’s sales revenues for the year ended December 31, 2008 compared to 2007 and 2006.

millions	Natural Gas	Oil and Condensate	NGLs
2006 sales revenues	$4,186	$4,618	$594
Changes associated with sales volumes	858	481	26
Changes in prices, excluding derivatives	(282)	659	108
Changes in realized derivative gains and losses	331	(40)	(9)
Changes in unrealized derivative gains and losses	(974)	(911)	—

2007 sales revenues	$4,119	$4,807	$719
Changes associated with sales volumes	300	(802)	(63)
Changes in prices, excluding derivatives	1,436	1,838	146
Changes in realized derivative gains and losses	(368)	(514)	—
Changes in unrealized derivative gains and losses	767	1,173	—

2008 sales revenues	$6,254	$6,502	$802

The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil, condensate and NGLs. This activity is referred to as price risk management. The impact of price risk management (including realized and unrealized gains and losses) increased revenues $586 million in 2008, decreased revenues $472 million in 2007 and increased revenues $1,131 million in 2006. See Energy Price Risk under Part II, Item 7A and Note 8—Derivative Instruments under Part II, Item 8 of this Form 10-K.

Analysis of Oil and Gas Operations Sales Volumes

			Δ vs.		Δ vs.
	2008	2007	2008	2006	2007
Barrels of Oil Equivalent (MMBOE except percentages)
United States	179	180	(1)%	147	22%
Algeria	21	24	(13)	23	4
Other International	6	7	(14)	8	(13)

Total	206	211	(2)	178	19

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	489	492	(1)	404	22
Algeria	58	65	(11)	64	2
Other International	16	20	(20)	21	(5)

Total	563	577	(2)	489	18

Anadarko’s daily sales volumes increased in 2008 compared to 2007, excluding 2007 divested property volumes of 45 MBOE/d, primarily due to an increase in the United States of 38 MBOE/d related to higher sales volumes in the Rockies due to improved drilling efficiencies allowing for more overall drilling and the Gulf of Mexico. The sales volume increase in the Gulf of Mexico was realized despite prolonged repairs of third-party downstream infrastructure at the end of 2008 as a result of the 2008 hurricane activity. Volumes in Algeria decreased 7 MBOE/d primarily as a result of lower production due to maintenance, a statutory shutdown and current production constraints implemented by OPEC in the fourth quarter of 2008. During 2007, Anadarko’s daily sales volumes increased compared to 2006 primarily due to higher sales volumes of 138 MBOE/d associated with the full-period impact of the 2006 acquisitions and higher sales volumes in the Gulf of Mexico of 18 MBOE/d associated with production start up at Independence Hub in the second half of 2007, partially offset by a decrease in sales volumes of 64 MBOE/d associated with the impact of 2007 divestitures in the onshore United States, the Gulf of Mexico and Qatar.

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage volumes and mitigate the effect of price volatility, which is likely to continue in the future.

Natural Gas Sales Volumes, Average Prices and Revenues

	2008	2007	Δ vs. 2008	2006	Δ vs. 2007
			(Percentages)		(Percentages)
United States
Sales volumes—Bcf	750	698	7%	558	25%
MMcf/d	2,049	1,912	7	1,529	25
Price per Mcf, excluding derivatives	$7.65	$5.74	33	$6.14	(7)
Realized gains (losses) on derivatives	0.19	0.73	(74)	0.33	121

	7.84	6.47	21	6.47	—
Unrealized gains (losses) on derivatives	0.50	(0.57)	188	1.03	(155)

Total	$8.34	$5.90	41	$7.50	(21)
Gas sales revenues (millions)	$6,254	$4,119	52	$4,186	(2)

The Company’s daily natural gas sales volumes increased in 2008 compared to 2007, excluding 2007 divested property volumes of 156 MMcf/d, primarily due to higher sales volumes in the Gulf of Mexico of 175 MMcf/d as a result of the start up of the Independence Hub and increased production in the Rockies of 162 MMcf/d due to improved drilling efficiencies allowing for more overall drilling, partially offset by decreased production in the Southern Region of 44 MMcf/d. Anadarko’s daily natural gas sales volumes in 2007 increased when compared to 2006. The increases were primarily due to higher sales volumes associated with the 2006 acquisitions of 491 MMcf/d and higher sales volumes of 106 MMcf/d in the Gulf of Mexico related to the start up of the Independence Hub, partially offset by decreases in sales volumes of 224 MMcf/d associated with 2007 divestitures in the onshore United States and Gulf of Mexico. Production of natural gas is generally not directly affected by seasonal swings in demand.

Excluding the impact of gains and losses on derivatives, Anadarko’s average natural gas price for 2008 increased when compared to 2007. The relative difference in 2008 and 2007 prices is primarily attributable to strong prices in the first half of 2008. The strong price in 2008 stemmed from lower year-over-year natural gas storage volumes coupled with lower liquefied natural gas volumes available to the United States consumer, both of which were caused principally by increased demand and pricing in both Europe and Asia. Excluding the impact of both realized and unrealized gains and losses on derivatives, Anadarko’s average natural gas price for 2007 decreased when compared to 2006. The lower natural gas price is attributable to a higher than average North America natural gas storage level in 2007, the full year effect in 2007 of the return of Gulf of Mexico gas production capacity in 2006 that was damaged during the 2005 hurricane season and a significant increase in liquefied natural gas supply into the United States. As of December 31, 2008, the Company has implemented price risk management on about 24% of its anticipated natural gas wellhead sales volumes for 2009.

Crude Oil and Condensate Sales Volumes, Average Prices and Revenues

			Δ vs.		Δ vs.
	2008	2007	2008	2006	2007
			(Percentages)		(Percentages)
United States
Sales volumes—MMBbls	40	48	(17)%	39	23%
MBbls/d	108	130	(17)	108	20
Price per barrel, excluding derivatives	$96.20	$66.64	44	$59.41	12
Realized gains (losses) on derivatives	(8.15)	1.35	(704)	2.64	(49)

	88.05	67.99	30	62.05	10
Unrealized gains (losses) on derivatives	8.18	(10.75)	176	6.54	(264)

Total	$96.23	$57.24	68	$68.59	(17)
Algeria
Sales volumes—MMBbls	21	24	(13)	23	4
MBbls/d	58	65	(11)	64	2
Price per barrel, excluding derivatives	$98.99	$75.50	31	$65.55	15
Realized gains (losses) on derivatives	(5.86)	—	NM	—	NM

	93.13	75.50	23	65.55	15
Unrealized gains (losses) on derivatives	9.14	(5.91)	255	—	NM

Total	$102.27	$69.59	47	$65.55	6
Other International
Sales volumes—MMBbls	6	7	(14)	8	(13)
MBbls/d	16	20	(20)	21	(5)
Total average price per barrel	$85.51	$59.91	43	$48.58	23
Total
Sales volumes—MMBbls	67	79	(15)	70	13
MBbls/d	182	215	(15)	193	11
Total price per barrel, excluding derivatives	$96.15	$68.68	40	$60.28	14
Realized gains (losses) on derivatives	(6.72)	0.82	(920)	1.48	(45)

	89.43	69.50	29	61.76	13
Unrealized gains (losses) on derivatives	7.78	(8.31)	194	3.67	(326)

Total	$97.21	$61.19	59	$65.43	(7)
Total oil and condensate sales revenues (millions)	$6,502	$4,807	35	$4,618	4
NM—not meaningful

Anadarko’s daily crude oil and condensate sales volumes were lower in 2008 compared to 2007, excluding 2007 divested property volumes of 15 MBbls/d, primarily due to lower crude oil sales volumes of 13 MBbls/d in the Gulf of Mexico due to 2008 hurricane activity, lower crude oil sales volumes of 7 MBbls/d in Algeria, primarily as a result of lower production due to maintenance, a statutory shutdown and current production constraints implemented by OPEC in the fourth quarter of 2008, and lower crude oil sales volumes of 3 MBbls/d in Alaska, partially offset by higher crude oil sales volumes of 5 MBbls/d in the Rockies. Anadarko’s daily crude oil and condensate sales volumes for 2007 were up when compared to the same period of 2006. The increases in 2007 compared to 2006 were primarily due to an increase in sales volumes of 48 MBbls/d associated with the 2006 acquisitions, partially offset by a decrease in sales volumes of 20 MBbls/d associated with 2007 divestitures in the onshore United States, the Gulf of Mexico and Qatar and a decrease in Venezuelan sales volumes due to contract changes in late 2006. Production of oil usually is not affected by seasonal swings in demand.

Excluding the impact of gains and losses on derivatives, Anadarko’s average crude oil price for 2008 increased when compared to 2007. Crude oil prices were strong in the first half of 2008, primarily due to limited excess production capacity, heightened geopolitical tension and increased demand in Asia; particularly China and

India. Excluding the impact of both realized and unrealized gains and losses on derivatives, Anadarko’s average crude oil price for 2007 increased when compared to 2006. The higher crude oil prices were attributed primarily to additional global demand, limited excess production capacity and heightened geopolitical tension. As of December 31, 2008, the Company has utilized price risk management on about 28% of its anticipated oil and condensate sales volumes for 2009.

Natural Gas Liquids Sales Volumes, Average Prices and Revenues

	2008	2007	Δ vs. 2008	2006	Δ vs. 2007
			(Percentages)		(Percentages)
United States
Sales volumes—MMBbls	14	16	(13)%	15	7%
MBbls/d	39	43	(9)	42	2
Price per barrel, excluding derivatives	$56.11	$45.87	22	$39.71	16
Realized gains (losses) on derivatives	—	0.03	NM	(0.13)	NM

	56.11	45.90	22	39.58	16
Unrealized gains (losses) on derivatives	—	—	NM	—	NM

Total	$56.11	$45.90	22	$39.58	16
Natural gas liquids sales revenues (millions)	$802	$719	12	$594	21

NGLs sales represent revenues derived from the processing of Anadarko’s natural gas production. The Company’s daily NGLs sales volumes were down in 2008 compared to 2007 primarily due to a 4 MBbls/d decrease associated with the 2007 divestitures. Anadarko’s daily NGLs sales volumes were up in 2007 compared to 2006 primarily due to higher sales volumes of 8 MBbls/d associated with the 2006 acquisitions, partially offset by a decrease in sales volumes of 6 MBbls/d related to the 2007 divestitures.

Excluding the impact of gains and losses on derivatives, the average NGLs price increased in 2008 compared to 2007 primarily due to increased global petrochemical demand for the first three quarters of 2008. During 2007, average NGLs prices increased when compared to 2006 primarily due to increased petrochemical demand in 2007. NGLs production is dependent on natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs. Production of NGLs usually is not affected by seasonal swings in demand.

Gathering, Processing and Marketing Revenues

millions except percentages	2008	2007	Δ vs. 2008	2006	Δ vs. 2007
Gathering and processing sales	$1,085	$1,259	(14)%	$538	134%
Marketing sales	(3)	228	(101)	180	27

Total	$1,082	$1,487	(27)	$718	107

Gathering and processing revenues represent revenues derived from gathering and processing natural gas from sources other than the Company’s production. Marketing sales primarily represent the margin earned on sales of gas, oil and NGLs purchased from third parties. During 2008, gathering and processing sales decreased $174 million compared to 2007 primarily due to lower volumes as a result of the 2007 divestitures, partially offset by higher product prices and gathering rates. Marketing sales decreased $231 million during 2008 primarily due to lower margins on firm transportation contracts, write-down of storage inventory due to lower commodity prices in the fourth quarter of 2008 and less third-party marketing activity. During 2007, gathering and processing sales increased $721 million compared to 2006 due to gathering and processing operations acquired with the 2006 acquisitions, partially offset by a decrease associated with divestitures in 2007.

Gains (Losses) on Divestitures and Other, net

Gains on divestitures in 2008 were $1.2 billion, primarily related to the divestiture of certain oil and gas properties in Brazil, onshore in the United States and the Gulf of Mexico, in several unrelated transactions. Gains on divestitures in 2007 related primarily to the Company’s asset realignment program. During 2007, net gains of $4.1 billion related to divestitures of oil and gas properties and net gains of $0.6 billion related to the divestiture of certain gathering and processing interests that were not affiliated with the Company’s operating areas. Gains on divestitures in 2006 were $26 million. For additional information, see Acquisitions and Divestitures below.

In 2008, gains (losses) on divestitures and other, net includes a net $82 million ($52 million after tax) reduction related to corrections resulting from analysis of property records after the adoption of the successful efforts method of accounting. This net amount includes a reduction of $163 million related to 2007. Management concluded that this misstatement was not material relative to 2007 interim and annual results, or to the 2008 periods, and corrected the error in the first quarter of 2008.

Costs and Expenses

millions except percentages	2008	2007	Δ vs. 2008	2006	Δ vs. 2007
Oil and gas operating	$1,104	$1,101	—%	$822	34%
Oil and gas transportation and other	553	453	22	341	33
Exploration	1,369	905	51	737	23
Gathering, processing and marketing	800	1,025	(22)	553	85
General and administrative	866	936	(7)	768	22
Depreciation, depletion and amortization	3,194	2,840	12	1,752	62
Other taxes	1,452	1,234	18	549	125
Impairments	223	51	337	327	(84)

Total	$9,561	$8,545	12	$5,849	46

During 2008, Anadarko’s costs and expenses increased when compared to 2007 due to the following factors:

—	Oil and gas operating expenses were impacted by a decrease of $111 million associated with the 2007 divestitures, a decrease in demand charges of $46 million in the Gulf of Mexico and lower insurance expenses of $20 million related to Gulf of Mexico properties, offset primarily by higher operating costs of $79 million in the Rockies, higher direct operating and third-party expense of $63 million in the Gulf of Mexico and gas processing fees of $31 million in the Gulf of Mexico, primarily associated with the startup of Independence Hub in July 2007.
—	Oil and gas transportation and other expenses increased primarily due to higher transportation charges in the Rockies and Southern Region, higher surface owner payments in the Rockies and due to expenses associated with the Independence Hub startup in July 2007.
—	Exploration expense increased $464 million primarily due to a $337 million impairment of unproved properties in the Gulf of Mexico, a $55 million impairment of unproved properties in Trinidad, a $40 million impairment of unproved properties in Brazil, and a $34 million increase in geological and geophysical costs, primarily in Mozambique.
—	Gathering, processing and marketing (GPM) expenses decreased $225 million. Costs associated with gathering and processing operations decreased $183 million primarily due to 2007 divestitures and a reduction of accrued expenses related to a prior period of $29 million, partially offset by an increase in cost of product due to higher prices and direct operating costs. Marketing transportation costs decreased $39 million.
—	General and administrative (G&A) expense decreased primarily due to a $42 million decrease in employee severance and termination benefits, lower compensation expense of $39 million and a decrease of $16 million in contract labor expense, partially offset by higher benefit plans expense of $33 million.

—	Depreciation, depletion and amortization (DD&A) expense increased in 2008. DD&A expense associated with oil and gas properties increased approximately $416 million due to higher costs associated with acquiring, finding and developing oil and gas reserves. This increase was partially offset by a decrease of approximately $43 million due to lower sales volumes and a decrease in depreciation of other properties and equipment of $28 million primarily due to divestitures.
—	Other taxes increased primarily due to increased production and severance taxes of $194 million related primarily to higher commodity prices, increases associated with the effects of a windfall profits tax in China of $55 million and increased ad valorem taxes of $43 million. This increase was partially offset by a decrease in the Algerian exceptional profits tax expense primarily attributable to a change in the estimate of the 2006 exceptional profits tax recognized in the first quarter of 2007.
—	Impairments of $113 million, $98 million and $12 million in 2008 were related to Oil and Gas Exploration and Production segment properties in the United States, Midstream segment assets and Marketing segment assets, respectively. The Oil and Gas Exploration and Production segment and Midstream segment impairments were primarily a result of lower commodity prices at year-end 2008. The Marketing segment impairments related to the impairment of transportation contracts.

During 2007, Anadarko’s costs and expenses increased when compared to 2006 due to the following factors:

—	Oil and gas operating expense increased primarily due to approximately $227 million in operating expenses on properties acquired with the 2006 acquisitions, an increase of $71 million in expenses in the deepwater Gulf of Mexico related primarily to subsurface repairs and operating costs of Independence Hub which began production in 2007, a $28 million increase in costs associated primarily with the ramp up of activity in the Rockies and an increase of approximately $20 million related to severance cost associated with the Company’s post-acquisition asset realignment program. These increases were partially offset by decreases of approximately $66 million associated with properties divested during 2007.
—	Oil and gas transportation and other expenses increased in 2007. Transportation expenses increased primarily due to higher volumes transported as a result of the 2006 acquisitions, partially offset by a decrease associated with properties divested in 2007.
—	Exploration expense increased $168 million due primarily to a $140 million increase in impairments of unproved properties, primarily associated with a significant increase in unproved leasehold interests as a result of the 2006 acquisitions, and a $28 million increase in dry hole expense related to international activities.
—	GPM expenses increased $472 million. Costs associated with gathering and processing operations increased $389 million primarily due to facilities acquired in 2006. Marketing transportation and cost of product increased $83 million primarily due to higher volumes transported as a result of the 2006 acquisitions and the assumption of firm transportation contracts in 2006.
—	G&A expense increased primarily due to increases in compensation and benefit expenses of $158 million associated primarily to rising base compensation and benefit costs for employees, higher performance-based bonus expense and an increase in the average number of employees associated with the 2006 acquisitions.
—	DD&A expense increased in 2007. DD&A expense associated with oil and gas properties increased approximately $719 million as a result of operations acquired in 2006, approximately $367 million due to higher costs associated with acquiring, finding and developing oil and gas reserves and approximately $43 million due to higher organic sales volumes primarily associated with first production at Independence Hub in the Gulf of Mexico. Depreciation of other properties and equipment increased approximately $105 million primarily due to gathering, processing and general properties obtained with the 2006 acquisitions. These increases were partially offset by a decrease of approximately $149 million related to oil and gas properties divested in 2007.

—	Other taxes increased in 2007. Other taxes include an increase of $602 million associated with the Algerian exceptional profits tax. The remaining increase of $83 million is primarily due to the effect of higher sales volumes on production taxes, the effect of a new Alaskan severance tax, the effect of a windfall profits tax in China and higher franchise taxes.
—	Impairments of $35 million and $16 million in 2007 were related to the Oil and Gas Exploration and Production segment and the Marketing segment in the United States, respectively. Impairments in 2006 include a $166 million loss associated with the termination of the Venezuela operating service agreement in exchange for an 18% equity interest in a new operating company related to the Oil and Gas Exploration and Production segment and a $139 million impairment related to the decision to suspend construction of the Company’s Bear Head LNG project in Nova Scotia for the Marketing segment.

Other (Income) Expense

millions except percentages	2008	2007	Δ vs. 2008	2006	Δ vs. 2007
Interest Expense
Gross interest expense—
Current debt, long-term debt and other	$756	$1,212	(38)%	$730	66%
Midstream subsidiary note payable to a related party	109	2	5,350	—	NM
Capitalized interest	(123)	(122)	1	(80)	53

Net interest expense	742	1,092	(32)	650	68

Other (Income) Expense, net
Interest income	(44)	(84)	(48)	(47)	79
Other	95	10	850	41	(76)

Total other (income) expense, net	51	(74)	(169)	(6)	1,133

Minority Interests	23	—	NM	—	NM

Total	$816	$1,018	(20)	$644	58

Interest Expense Anadarko’s gross interest expense for 2008 decreased compared to 2007. The decrease was primarily due to lower average debt levels in 2008 and decreases in average floating interest rates in 2008. Anadarko’s gross interest expense increased during 2007 compared to 2006. The increase was primarily due to higher average borrowings associated with the 2006 acquisitions and higher interest rates compared to 2006. For additional information see Acquisitions and Divestitures and Debt below and Interest Rate Risk under Item 7A of this Form 10-K.

The amount of capitalized interest in 2008 is comparable to capitalized interest in 2007. In 2007, capitalized interest increased compared to 2006. This increase was primarily due to increased costs for major projects.

Other (Income) Expense For 2008, the Company had total other expense of $51 million compared to total other income of $74 million for 2007. The decrease of $125 million was primarily related to lower interest income of $40 million due to lower average cash levels and lower interest rates in 2008, a $40 million loss related to environmental reserve adjustments and $54 million of impairment losses related to equity investments.

For 2007, the Company had total other income of $74 million compared to $6 million for 2006. The increase of $68 million was primarily due to higher interest income of $37 million, a $22 million loss on an impaired equity investment in 2006 and a $10 million loss related to environmental reserve adjustments in 2006.

Minority Interests For 2008, the Company had minority interests expense of $23 million primarily related to the public ownership of a 36.7% limited partnership interest in WES which completed its initial public offering in the second quarter of 2008. See Master Limited Partnership Initial Public Offering below.

Income Tax Expense

millions except percentages	2008	2007	2006
Income tax expense	$2,148	$2,559	$1,263
Effective tax rate	40%	40%	34%

For 2008, income tax expense related to continuing operations decreased 16% compared to 2007 primarily due to a decrease in income before income taxes. For 2007, income tax expense related to continuing operations increased 103% compared to 2006 primarily due to an increase in income before income taxes and variances from the statutory rate.

The variance from the 35% statutory rate in 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes, U.S. tax on foreign inclusions and distributions, state income taxes and other items. This increase in the 35% statutory rate is offset by a foreign tax rate applicable to the Company's divestiture of its 50% interest in the Peregrino field offshore Brazil, which is a rate lower than the 35% U.S. statutory rate, and other items. The variance from the 35% statutory rate in 2007 was primarily caused by the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, state income taxes and other items. For 2006, the variance from the 35% statutory rate was primarily caused by foreign taxes in excess of federal statutory rates, state income taxes, excess U.S. foreign tax credits and other items.

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

Operating Results

Segment Analysis—Adjusted EBITDAX To assess the operating results of Anadarko’s segments, management uses income from continuing operations before income taxes, interest expense, exploration expense, DD&A expense and impairments (Adjusted EBITDAX). Anadarko’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period, but is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance, because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to shareholders.

Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies. Therefore, Anadarko’s consolidated Adjusted EBITDAX should be considered in conjunction with income from continuing operations and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect income from continuing operations and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of Anadarko’s results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income from continuing operations before income taxes.

Adjusted EBITDAX

millions except percentages	2008	2007	Δ vs. 2008	2006	Δ vs. 2007
Income from continuing operations before income taxes	$5,346	$6,329	(16)%	$3,737	69%
Exploration expense	1,369	905	51	737	23
Depreciation, depletion and amortization expense	3,194	2,840	12	1,752	62
Impairments	223	51	337	327	(84)
Interest expense	742	1,092	(32)	650	68

Consolidated Adjusted EBITDAX	$10,874	$11,217	(3)	$7,203	56

Adjusted EBITDAX by segment—
Oil and gas exploration and production	$10,917	$10,637	3	$7,350	45
Midstream	428	894	(52)	183	389
Marketing	39	234	(83)	78	200
Other and intersegment eliminations	(510)	(548)	7	(408)	(34)

Oil and Gas Exploration and Production The increase in Adjusted EBITDAX for 2008 compared to 2007 was primarily due to the impact of higher commodity prices and higher sales volumes primarily in the Rockies and the Gulf of Mexico, partially offset by a decrease in gains on divestitures and other, net of $3.1 billion and lower sales volumes as a result of the 2007 divestitures. The increase in Adjusted EBITDAX for 2007 compared to 2006 was primarily due to an increase in gains on divestitures of $4.1 billion and higher sales volumes, partially offset by the impact of lower natural gas and oil and condensate prices and higher costs and expenses, including the Algerian exceptional profits tax. The Company’s sales revenues include the impact of price risk management activities (including realized and unrealized gains and losses) which increased oil and gas revenues $586 million during 2008, compared to a decrease of $472 million in 2007 and an increase of $1,131 million in 2006. Of these amounts for 2008, 2007, and 2006 $892 million, $(1,048) million, and $837 million, respectively, were related to the recognition of net unrealized gains (losses) on derivatives used to manage price risk on natural gas, crude oil, condensate and NGLs sales.

Midstream The decrease in Adjusted EBITDAX for 2008 compared to 2007 resulted primarily from a decrease in gains on divestitures and other, net of $531 million and lower volumes as a result of the 2007 divestitures, partially offset by higher product prices and gathering rates. The increase in Adjusted EBITDAX for 2007 compared to 2006 resulted primarily from an increase in gains on divestitures of $532 million related to midstream assets and an increased scope of midstream operations resulting from the 2006 acquisitions, partially offset by a decrease in earnings associated with the 2007 divestitures. During July 2007, the Company divested its interests in two natural gas gathering systems and associated processing plants that did not operate in areas where Anadarko has significant oil and gas production. These divested facilities accounted for $75 million, or 21%, of Anadarko’s midstream segment’s Adjusted EBITDAX excluding gains on divestitures during 2007.

Marketing Marketing earnings primarily represent the margin earned on sales of gas, oil and NGLs purchased from third parties. The decrease in Adjusted EBITDAX for 2008 compared to 2007 was primarily due to lower margins on firm transportation contracts and the write-down of storage inventory due to lower commodity prices in the fourth quarter of 2008. The increase in Adjusted EBITDAX for 2007 compared to 2006, resulted primarily from the effects of higher volumes transported as a result of the 2006 acquisitions.

Other and Intersegment Eliminations Other and intersegment eliminations consists primarily of corporate costs that are not allocated to the operating segments and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for 2008 compared to 2007 was primarily due to a decrease in employee severance and termination benefits, a decrease in compensation expense, and a decrease in contract labor expense, partially offset by higher benefit plans expense and impairment losses related to equity investments. The decrease in Adjusted EBITDAX for 2007 compared to 2006 was primarily due to increases in compensation expense from the increased average number of employees associated with the 2006 acquisitions.

Acquisitions and Divestitures

Acquisitions In August 2006, Anadarko acquired Kerr-McGee and Western in separate all-cash transactions. Anadarko initially financed $22.5 billion for the acquisitions through a 364-day committed acquisition facility with plans to repay it with proceeds from asset divestitures, free cash flow from operations and the issuance of equity, debt and bank financing during the term of the facility. Through February 29, 2008, the Company had repaid the initial amount financed under the acquisition facility of $22.5 billion using divestiture proceeds, long-term refinancing and cash flow from operations.

Kerr-McGee Transaction On August 10, 2006, Anadarko completed the acquisition of Kerr-McGee for $16.5 billion, or $70.50 per share, plus the assumption of $2.6 billion of debt.

Kerr-McGee’s legacy core properties are located in the deepwater Gulf of Mexico and onshore in Colorado and Utah. They include deepwater Gulf of Mexico blocks which are supported by Kerr-McGee’s “hub-and-spoke” infrastructure. In Colorado, Kerr-McGee held acreage in the Wattenberg natural gas play, located largely on Anadarko’s Land Grant holdings, where Anadarko owns the royalty interest. In Utah, Kerr-McGee held acreage in the Uinta basin’s prolific Greater Natural Buttes gas play. In addition to its U.S. portfolio, Kerr-McGee produces oil and is continuing to develop and explore offshore China, has made discoveries offshore Brazil, and is exploring West Africa and the islands of Trinidad and Tobago.

Western Transaction On August 23, 2006, Anadarko completed the acquisition of Western for $4.8 billion, or $61.00 per share, plus the assumption of $625 million of debt.

Western’s CBM properties within the Powder River basin are directly adjacent to Anadarko’s assets in this developing play. Anadarko believes that combining its properties with Western’s accelerated the development of these natural gas resources and will produce volume growth through the end of the decade, and possibly longer, with more than 12,000 identified drilling locations in inventory. The acquisition of Western also significantly increased the Company’s holdings in gathering and processing systems.

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

In January 2007, the Company sold its interests in the Knotty Head and Big Foot oil discoveries, as well as the Big Foot North prospect in the Gulf of Mexico, for $0.9 billion. During February 2007, Anadarko also closed the sale of its Genghis Khan discovery in the deepwater Gulf of Mexico for $1.3 billion. In March 2007, Anadarko divested control of its interests in 28 Permian basin oil and gas fields in West Texas for $1.0 billion (see Off-Balance Sheet Arrangements), sold its Vernon and Ansley fields located in Jackson Parish, Louisiana, for $1.5 billion and sold substantially all of its interests in the Elk basin and Gooseberry area of the Northern Rockies for $0.4 billion.

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

In July 2007, the Company divested control of its interests in the Chaney Dell and Midkiff/Benedum natural gas gathering systems and associated processing plants for $1.9 billion (see Off-Balance Sheet Arrangements below).

In October 2007, the Company divested certain interests in Qatar for approximately $350 million.

In 2008, the Company divested certain oil and gas properties, primarily in Brazil, onshore in the United States and the Gulf of Mexico for approximately $2.5 billion. Proceeds from divestitures in 2008 were used to reduce debt.

In April 2008, Anadarko entered into an agreement to sell a wholly-owned subsidiary, which owns an 18% interest in Petroritupano, S.A. (Petroritupano), a Venezuelan mixed company whose other shareholders are Petróleos de Venezuela, S.A. (PDVSA) and Petrobras Energía, S.A., for $200 million. The closing of this transaction was subject to customary closing conditions, including receipt of approvals by Venezuelan authorities. Anadarko has been informed by the Venezuelan Ministry of Energy and Petroleum that it will not grant approval of the sale transaction because PDVSA intends to acquire Anadarko’s equity interest in Petroritupano. Anadarko has subsequently received a letter from Corporacion Venezolana del Petroleo, S.A. (CVP), an affiliate of PDVSA, in which CVP states its interest in acquiring Anadarko’s equity interest in Petroritupano. At this time, Anadarko is unable to determine when the sale to CVP may be consummated. Anadarko’s investment in Petroritupano is included in other assets at December 31, 2008.

For additional information, see Note 2—Acquisitions, Divestitures and Other under Item 8 of this Form 10-K.

Proved Reserves Anadarko focuses on growth and profitability. Reserve replacement is a key to growth. Future profitability depends partially upon the cost of finding and developing oil and gas reserves, among other factors. Reserve growth can be achieved through successful exploration and development drilling, improved recovery or acquisition of producing properties.

In conjunction with the August 2006 acquisition of Kerr-McGee and Western, Anadarko implemented an asset realignment program. The goal of the Kerr-McGee and Western acquisitions was to provide a more economically efficient platform with higher and more consistent growth potential, with the intent of divesting properties that were no longer deemed to be core to Anadarko’s operations. During 2007, the Company successfully completed the majority of the divestiture stage of the realignment program. As expected, Anadarko’s proved reserves at the end of 2007 were about equal to levels before the acquisitions.

The following discussion of proved reserves, reserve additions and revisions and future net cash flows from proved reserves includes both continuing and discontinued operations. A breakdown of reserve information by continuing and discontinued operations is contained in the Supplemental Information under Item 8 of this Form 10-K.

MMBOE	2008	2007	2006
Proved Reserves
Beginning of year	2,431	3,011	2,449
Reserve additions and revisions	188	252	1,043
Sales in place	(137)	(620)	(287)
Production	(205)	(212)	(194)

End of year	2,277	2,431	3,011

Proved Developed Reserves
Beginning of year	1,625	1,989	1,524

End of year	1,600	1,625	1,989

The Company’s proved natural gas reserves at year-end 2008 were 8.1 Tcf compared to 8.5 Tcf at year-end 2007 and 10.5 Tcf at year-end 2006. Anadarko’s proved crude oil, condensate and NGLs reserves at year-end 2008 were 0.9 billion barrels compared to 1.0 billion barrels at year-end 2007 and 1.3 billion barrels at year-end 2006. Crude oil, condensate and NGLs comprised about 41%, 42% and 42% of the Company’s proved reserves at year-end 2008, 2007 and 2006 respectively.

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

Reserve Additions and Revisions During 2008, the Company added 188 MMBOE of proved reserves as a result of additions (purchases in place, discoveries, improved recovery and extensions) and revisions. The Company expects the majority of future reserve adds to come from positive revisions associated with infill drilling and extensions of current fields and new discoveries onshore in North America and the deepwaters of the Gulf of Mexico, as well as through improved recovery operations, purchases of proved properties in strategic areas and successful exploration in international growth areas. The success of these operations will directly impact reserve additions or revisions in the future.

Additions During 2008, Anadarko added 102 MMBOE of proved reserves primarily as the result of successful drilling in the Rockies and developments and appraisals in the deepwater Gulf of Mexico. During 2007, Anadarko added 131 MMBOE of proved reserves. Of this amount, 130 MMBOE were as a result of successful drilling in CBM and conventional plays of the Rockies and the initial recognition of proved reserves at the Peregrino field in Brazil. During 2006, Anadarko added 1,118 MMBOE of proved reserves. Of this amount, 1,030 MMBOE were related to purchases in place primarily associated with the acquisitions of Kerr-McGee and Western in August 2006. In addition, the Company added 88 MMBOE of proved reserves primarily as a result of successful drilling in core areas onshore in the United States.

Revisions Total revisions in 2008 were 86 MMBOE or 3.5% of the beginning of year reserve base. The revisions included an increase of 188 MMBOE primarily related to the large onshore natural gas plays, such as the Greater Natural Buttes, Wattenberg and Pinedale fields, as a result of successful infill drilling, in addition to positive revisions to the Peregrino heavy-oil field, offshore Brazil, which was sold in 2008, partially offset by a decrease of 102 MMBOE related to prices for oil and NGLs. Total revisions for 2007 were 121 MMBOE. Revisions in 2007 related primarily to the large onshore natural gas plays such as Greater Natural Buttes, Wattenberg, and Pinedale and Jonah fields, where the reserve bookings for the infill wells are treated as a positive revision, and the increase in oil and natural gas prices. Total revisions for 2006 were (75) MMBOE. Revisions in 2006 related primarily to performance revisions of (136) MMBOE mainly due to downward revisions of the Company’s reserves at the K2 complex in the Gulf of Mexico and adjustments in Algeria, and price revisions of (99) MMBOE primarily due to a significant decrease in natural gas prices since the end of 2005, partially offset by additional infill drilling reserve bookings of 160 MMBOE.

Sales in Place During 2008, the Company sold properties located in the United States and Brazil representing 46 MMBOE and 91 MMBOE of proved reserves, respectively. In 2007, the Company sold properties located in the United States and Qatar representing 609 MMBOE and 11 MMBOE of proved reserves, respectively. In 2006, the Company sold properties located in Canada representing 248 MMBOE of proved reserves. In addition, sales in place included 39 MMBOE of proved reserves related to government imposed contract changes which resulted in the Company’s Venezuelan properties being exchanged for an equity interest in a new Venezuela operating entity.

Future Net Cash Flows At December 31, 2008, the present value (discounted at 10%) of future net cash flows from Anadarko’s proved reserves was $12.0 billion (stated in accordance with the regulations of the SEC and the Financial Accounting Standards Board (FASB)). This present value was calculated based on prices at year-end held flat for the life of the reserves, adjusted for any contractual provisions. The decrease of $16.9 billion or 59% in 2008 compared to 2007 is primarily due to lower commodity prices at year-end 2008. See Supplemental Information under Item 8 of this Form 10-K.

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

Midstream Strategies

Anadarko invests in midstream (gathering, treating and processing) facilities to complement its oil and gas operations in regions where the Company has natural gas production. The Company is better able to control the timing of development of its oil and gas properties and manage both the value received for, and cost of, gathering, treating and processing natural gas through its ownership and operation of these facilities. In addition, Anadarko’s midstream business provides gathering, treating and processing services for third-party customers, including major and independent producers. Anadarko generates revenues in its gathering and processing activities through various fee structures that include fixed-rate, percent of proceeds, or keep-whole agreements. The Company also processes a portion of its gas at various third-party plants.

In 2006, Anadarko significantly increased the size and scope of its midstream business through the acquisitions of Western and Kerr-McGee. Anadarko has 29 systems in seven states (Wyoming, Colorado, Utah, New Mexico, Kansas, Oklahoma and Texas) located in major producing basins of the onshore United States.

In December 2007, a midstream subsidiary issued a $2.2 billion note payable to a related party. At December 31, 2008, the midstream note payable to a related party had an outstanding balance of $1.7 billion, which is guaranteed by Anadarko. See Note 10—Debt and Interest Expense of the Notes to Consolidated Financial Statements under Item 8 and Debt below for additional information.

During the second quarter of 2008, WES completed its initial public offering of 20.8 million common units for net proceeds of $321 million ($343 million less $22 million for underwriting discounts and structuring fees). WES is a Delaware limited partnership formed by Anadarko to own, operate, acquire and develop midstream assets. Anadarko contributed assets to WES in exchange for an aggregate 59.6% limited partner interest (consisting of common and subordinated limited partner units) in WES, a 2% general partner interest and IDRs. IDRs entitle the holder to specified increasing percentages of cash distributions as WES’s per-unit cash distributions increase. In addition, Anadarko maintains control over the assets owned by WES through sole indirect ownership of the general partner interests. Proceeds from the initial public offering were used to reduce debt.

On December 19, 2008, WES acquired additional midstream assets from Anadarko for aggregate consideration of $210 million, consisting of a $175 million note payable to Anadarko and the issuance of 2.6 million common units of WES to Anadarko. In addition, WES issued additional general partner units to its general partner, a wholly-owned subsidiary of Anadarko, to allow it to maintain its 2% general partner interest in WES after contribution by Anadarko of its 2% undivided interest in the midstream assets. Anadarko currently holds an aggregate 61.3% limited partner interest in WES.

Marketing Strategies

The Company’s marketing department actively manages sales of its natural gas, crude oil and NGLs. The Company’s sales of natural gas, crude oil, condensate and NGLs are generally made at the market prices of those products at the time of sale. In 2008, the Company also engaged in sales of greenhouse gas ERCs derived from CO2 injection operations in Wyoming. The Company expects additional sales of ERCs in the future.

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

In an effort to protect the Company from commodity price risk stemming from the 2006 acquisitions, the Company entered into derivatives covering 72% and 55% of the acquired companies’ then expected production volumes for 2007 and 2008, respectively. This price risk management program employed collars and other derivatives intended to help ensure a return on investment while maintaining upside potential that could result from higher commodity prices. In the past year, almost all segments of the global economy have experienced a downturn. This downturn, along with the commodity price volatility, have made the creditworthiness, liquidity and financial position of the Company’s counterparties increasingly difficult to evaluate. For this reason, the Company has placed an increased emphasis on the monitoring of counterparty risk. Although Anadarko has not experienced any material financial losses associated with credit deterioration of third parties, in certain situations the Company has declined to transact with some counterparties and changed its sales terms to require some counterparties to pay in advance or post letters of credit for purchases.

Natural Gas Natural gas continues to fulfill a significant portion of North America’s energy needs and the Company believes the importance of natural gas in meeting this energy need will continue. Natural gas prices have varied over the last year, with the first three quarters of the year averaging higher than corresponding quarters in 2007 and a year-on-year decrease in the last quarter of 2008. Price volatility persists due to an increase in supply stemming principally from unconventional gas coupled with a decrease in domestic industrial demand. Anadarko markets its natural gas production to maximize the commodity value and reduce the inherent risks of the physical commodity markets. Anadarko Energy Services Company, a wholly-owned subsidiary of Anadarko, is a marketing company offering supply assurance, competitive pricing, risk management and other services tailored to its customers’ needs. The Company sells natural gas under a variety of contracts and may also receive a service fee related to the level of reliability and service required by the customer. The Company has the marketing capability to move large volumes of gas into and out of the “daily” gas market to take advantage of any price volatility.

The Company owns a significant amount of natural gas firm transportation capacity that is used to help ensure access to downstream markets which increases the ability to produce the Company’s natural gas. This transportation capacity also provides the opportunity to capture incremental value when pricing differentials between physical locations occur. The Company also stores some of its purchased natural gas in contracted storage facilities with the intent of selling the gas at a higher price in the future. Normally, the Company will have forward contracts in place (physical delivery or financial derivative instruments) to sell the stored gas at a fixed price. The Company also utilizes these storage facilities to minimize operational disruptions to its ongoing operations.

Crude Oil, Condensate and NGLs Anadarko’s crude oil, condensate and NGLs revenues are derived from production in the United States (U.S.), Algeria, China and other international areas. Most of the Company’s U.S. crude oil and NGLs production is sold under contracts with prices based on market indices, adjusted for location, quality and transportation. Oil from Algeria is sold by tanker as Saharan Blend to customers primarily in the Mediterranean area. Saharan Blend is a high quality crude that provides refiners large quantities of premium products such as jet and diesel fuel. Oil from China is sold by tanker as Cao Fei Dian (CFD Blend) to customers primarily in the Far East markets. CFD Blend is a heavy sour crude oil which is sold into both the prime fuels refining market and the heavy fuel oil blend stock market. The Company also purchases and sells third-party produced crude oil, condensate and NGLs in the Company’s domestic and international market areas. Included in this strategy is the use of contracted NGLs storage facilities. The Company utilizes this storage to capture market opportunities and to help minimize fractionation and downstream infrastructure disruptions.

Liquidity and Capital Resources

Overview Anadarko’s primary sources of cash during 2008 were cash flow from operating activities, proceeds from divestitures and the initial public offering of WES. The Company used cash primarily to fund Anadarko’s capital spending program, retire debt, pay income taxes, repurchase Anadarko common stock, pay dividends and redeem preferred stock. Anadarko’s primary sources of cash during 2007 were divestiture transactions, cash flow from operating activities and proceeds from the midstream subsidiary note to a related party. The Company used cash primarily to retire debt, fund Anadarko’s capital spending program and pay income taxes and dividends. Anadarko’s primary sources of cash during 2006 were the issuance of debt, cash flow from operating activities and divestitures. During 2006, the Company used cash primarily to fund the acquisitions of Kerr-McGee and Western, fund its capital spending program, repurchase Anadarko common stock, pay dividends and retire debt as well as preferred stock.

The downturn in the global economy, along with the turmoil in the financial markets and reduced availability to capital, have increased the importance of maintaining ample liquidity. The pace with which the downturn has occurred made the evaluation of the Company’s lenders creditworthiness, liquidity and financial position increasingly difficult. For this reason, the Company has increased its diligence in monitoring its lenders’ funding capabilities. The Company has in place a $1.3 billion RCA and as of December 31, 2008, the Company had no outstanding borrowings under its RCA. The Company may choose to refinance certain portions of its short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may sell securities under its shelf registration statement filed with the SEC in September 2006.

The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property divestitures and additional borrowings, to secure funds when needed.

Following is a discussion of significant sources and uses of cash flows during the period. Forward-looking information related to the Company’s liquidity and capital resources are discussed in Outlook that follows.

Sources of Cash

Cash Flow from Operating Activities Anadarko’s cash flow from continuing operating activities in 2008 was $6.4 billion compared to $2.8 billion in 2007 and $4.7 billion in 2006. The increase in 2008 cash flow was attributed to higher commodity prices and lower estimated income tax payments in 2008 compared to 2007 primarily related to the 2007 divestitures, partially offset by the effect of lower sales volumes primarily associated with the 2007 divestitures, and realized derivative losses in 2008. The decrease in 2007 cash flow from continuing operations compared to 2006 was attributed to the impact of income taxes on divestitures and higher costs and expenses, partially offset by the impact of higher sales volumes associated with the acquisitions.

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

Divestitures In 2008, Anadarko received proceeds of $2.5 billion from divestitures of certain oil and gas properties primarily in Brazil, onshore in the United States and the Gulf of Mexico. Proceeds from divestitures in 2008 were used to reduce debt. During 2007, Anadarko received proceeds of $11.1 billion from its divestiture program. Proceeds from the divestitures in 2007 were used to reduce debt and pay income taxes on taxable gains associated with the divestitures. See Acquisitions and Divestitures.

Master Limited Partnership Initial Public Offering During the second quarter of 2008, WES completed its initial public offering of 20.8 million common units for net proceeds of $321 million. WES is a Delaware limited partnership formed by Anadarko to own, operate, acquire and develop midstream assets. See Note 3-Minority Interests under Part II, Item 8 of this Form 10-K. Proceeds from the offering were used to reduce debt.

Pursuant to the terms of its partnership agreement, WES is required to pay a minimum quarterly distribution of $0.30 per unit to the extent it has sufficient cash available for distribution. During the third quarter of 2008, WES paid a prorated quarterly cash distribution of $0.1582 per unit for the second quarter of 2008, which corresponds to a quarterly distribution of $0.30 per unit on a full quarter basis. In the fourth quarter of 2008, WES paid a quarterly cash distribution of $0.30 per unit for the third quarter of 2008. On January 28, 2009, WES declared a quarterly cash distribution of $0.30 per unit for the fourth quarter of 2008 to be paid on February 13, 2009.

On December 19, 2008, WES acquired additional midstream assets from Anadarko for aggregate consideration of $210 million, consisting of a $175 million note payable to Anadarko and the issuance of 2.6 million common units of WES to Anadarko. In addition, WES issued additional general partner units to its general partner, a wholly-owned subsidiary of Anadarko, to allow it to maintain its 2% general partner interest in WES after contribution by Anadarko of its 2% undivided interest in the midstream assets. Anadarko currently holds an aggregate 61.3% limited partner interest in WES.

Margin Deposits The Company is required to provide margin deposits whenever its unrealized losses on derivative transactions with a counterparty exceed predetermined credit limits, and in some cases only until negotiated maximum limits are reached. Both exchange and over-the-counter traded derivative instruments may be subject to margin deposit requirements. Given the Company’s price risk management position and price volatility, the Company may be required from time to time to deposit cash with or provide letters of credit to its counterparties in order to satisfy these deposit requirements. The Company manages its exposure to margin requirements through negotiated credit arrangements with counterparties, which may include collateral caps. If credit thresholds are exceeded, the Company utilizes available cash or letters of credit to satisfy margin requirements and maintains ample available committed credit facilities to meet its obligations. The Company’s current derivative positions continue to ratably settle such that the Company’s working capital along with its RCA could withstand margin calls resulting from a significant increase in commodity prices. The Company had net margin deposits (cash collateral) of $7 million and $51 million outstanding at December 31, 2008 and 2007, respectively. See Note 1—Summary of Significant Accounting Policies and Note 8—Derivative Instruments of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Uses of Cash

Capital Expenditures The following table shows the Company’s capital expenditures relating to continuing operations by category.

millions	2008	2007	2006
Property acquisitions
Exploration—unproved	$405	$(293)	$13,372
Development—proved	26	(591)	14,496
Exploration	1,031	834	806
Development	3,530	2,805	3,084

Total oil and gas costs incurred*	4,992	2,755	31,758
Less: Corporate acquisitions and non-cash property exchanges	(106)	1,001	(27,491)
Less: Asset retirement costs	(263)	(194)	(158)
Less: Geological and geophysical, exploration overhead and delay rentals expenses and other	(344)	(261)	(254)
Less: Amortization of acquired drilling rig contract intangibles	(5)	(86)	—

Total oil and gas capital expenditures	4,274	3,215	3,855
Gathering, processing and marketing and other	607	775	357

Total capital expenditures*	$4,881	$3,990	$4,212

*	Oil and gas costs incurred represent costs related to finding and developing oil and gas reserves. Capital expenditures represent additions to property and equipment excluding corporate acquisitions, property exchanges and asset retirement costs. Capital expenditures and cost incurred are presented on an accrual basis. Additions to properties and equipment on the consolidated statement of cash flows include certain adjustments that give effect for the timing of actual cash payments in order to represent a cash basis.

Anadarko’s capital expenditures increased 22% in 2008 compared to 2007. The Company’s capital spending decreased 5% in 2007 compared to 2006. The 2008 increase was due to an increase in development drilling expenditures primarily onshore in the U.S. and exploration lease acquisition activity primarily offshore in the U.S., partially offset by a decrease in expenditures related to construction, and gathering and processing facilities. The decrease in 2007 resulted primarily from a decrease in development drilling and construction expenditures and a decrease in exploration lease acquisition activity, partially offset by an increase in capital expenditures on gathering and processing facilities. Additionally, all of the periods were impacted by rising service and material costs. The variances in the mix of oil and gas spending reflect the Company’s available opportunities based on the near-term ranking of projects by net asset value potential.

The property acquisitions in 2008 primarily related to exploratory nonproducing leases. Proved property acquisitions and unproved property acquisitions in 2007 include adjustments of $(600) million and $(484) million, respectively, related to finalizing the allocation of fair value to oil and gas properties acquired from Kerr-McGee and Western in 2006. The property acquisitions in 2006 related primarily to Kerr-McGee and Western.

Anadarko participated in a total of 2,838 gross wells in 2008 compared to 1,823 gross wells in 2007 and 1,537 gross wells in 2006.

See Outlook below for information regarding sources of cash used to fund capital expenditures for 2009.

The following table provides additional detail of the Company’s drilling activity in 2008, 2007 and 2006.

	Gas	Oil	Dry	Total
2008 Exploratory
Gross	13	3	12	28
Net	9.8	2.3	6.2	18.3
2008 Development
Gross	2,632	166	12	2,810
Net	1,443.7	127.3	8.4	1,579.4
2007 Exploratory
Gross	33	1	21	55
Net	18.1	0.3	8.0	26.4
2007 Development
Gross	1,727	34	7	1,768
Net	894.7	12.0	2.4	909.1
2006 Exploratory
Gross	56	7	13	76
Net	34.6	3.6	5.7	43.9
2006 Development
Gross	1,183	272	6	1,461
Net	631.6	205.6	2.2	839.4

Gross: total wells in which there was participation.

Net: working interest ownership.

The Company’s 2008 exploration and development drilling program is discussed in Oil and Gas Properties and Activities under Item 1 of this Form 10-K.

Debt At year-end 2008, Anadarko’s total debt was $12.3 billion compared to total debt of $14.7 billion at year-end 2007 and $23.0 billion at year-end 2006. As of December 31, 2007, current debt included $1 billion under a variable-rate 354-day facility. This facility was fully repaid and concurrently retired in February 2008. Also in 2008, the Company retired $580 million aggregate principal amount of Floating Rate Notes due September 2009. In 2008 the Company repaid an aggregate principal amount of $2.4 billion of debt (including the variable-rate 354-day facility) that was outstanding at December 31, 2007.

In March 2008, the Company entered into a $1.3 billion, five-year RCA with a syndicate of United States and foreign lenders. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. The RCA has a maximum 65% debt to total book capitalization covenant (excluding non-cash charges). The RCA terminates in March 2013. The RCA replaced a $750 million revolving credit facility which was scheduled to mature in 2009 and was retired. As of December 31, 2008, the Company had no outstanding borrowings under the RCA. Anadarko was in compliance with existing covenants and the full amount of the RCA was available for borrowing at December 31, 2008.

The Company plans to repay current debt of $1.5 billion outstanding at December 31, 2008 with cash on hand, cash flow from operations and, if necessary, funds available under the $1.3 billion RCA or debt refinancing.

The following table shows the Company’s debt-to-capital ratio.

	December 31,	December 31,
millions except percentages	2008	2007
Current debt	$1,472	$1,396
Long-term debt	9,128	11,151

Total debt excluding related party debt	10,600	12,547

Midstream subsidiary note payable to a related party	1,739	2,200

Total debt	$12,339	$14,747

Equity	$18,795	$16,364

Debt-to-capital ratio	39.6%	47.4%

In January 2008, Anadarko entered into forward-looking 18-month interest rate swaps effective March 2008 with an aggregate notional principal amount of $1.0 billion whereby the Company will pay a weighted-average fixed interest rate of 2.74% and receive a floating interest rate indexed to the three-month LIBOR rate. Anadarko discontinued hedge accounting on January 1, 2007, therefore all gains and losses associated with these swaps will be recorded to interest expense.

In anticipation of the refinancing of existing debt obligations, Anadarko entered into swaps to fix interest rates and in doing so mitigated a portion of the risk it had to unfavorable interest rate changes prior to the future issuance of debt. In December 2008, Anadarko entered into three-year forward-looking 10-year swap agreements with a combined notional principal amount of $400 million, a three-year forward-looking 30-year swap agreement with a notional principal amount of $100 million, and four-year forward-looking 30-year swap agreements with a combined notional principal amount of $250 million. Under each of these agreements, the Company will pay a fixed interest rate and receive a floating interest rate indexed to the three-month LIBOR rate.

In January 2009, Anadarko entered into three-year forward-looking 10-year swap agreements with a combined notional principal amount of $350 million, three-year forward-looking 30-year swap agreements with a combined notional principal amount of $1.15 billion, four-year forward-looking 10-year swap agreements with a combined notional principal amount of $250 million, and four-year forward-looking 30-year swap agreements with a combined notional principal amount of $500 million. Under each of these agreements, the Company will pay a fixed interest rate and receive a floating interest rate indexed to the three-month LIBOR rate.

For additional information on the Company’s debt instruments, such as transactions during the period, years of maturity and interest rates, see Note 8—Derivative Instruments and Note 10—Debt and Interest Expense of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Midstream Subsidiary Note Payable to a Related Party In December 2007, Anadarko and an entity formed by a group of unrelated third-party investors (the Investor) formed Trinity Associates LLC (Trinity). As discussed in Note 6—Investments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, Trinity was initially capitalized with a $100 million cash contribution from Anadarko in exchange for Class A member and managing member interests in Trinity and a $2.2 billion cash contribution from the Investor in exchange for a Class B member cumulative preferred interest. Trinity invested $100 million in a U.S. Government securities money market fund and loaned $2.2 billion to a wholly-owned subsidiary of Anadarko, Midstream Holding. The Company used all of the loan proceeds received by Midstream Holding to repay a portion of the Company’s acquisition facility indebtedness. The principal balance owed by Midstream Holding to Trinity is reflected in the consolidated balance sheet as Midstream Subsidiary Note Payable to a Related Party. Midstream Holdings may repay the loan in whole or in part at any time prior to maturity. Initially, Midstream Holding’s obligations under the loan agreement were not guaranteed by Anadarko Petroleum Corporation, but were unconditionally guaranteed, jointly and severally, by all of Midstream Holding’s subsidiaries.

In December 2008, Anadarko provided an unconditional parental guaranty for the payment of principal and interest on the remaining balance of the Midstream Subsidiary Note Payable to a Related Party in exchange for the removal of various covenants in the loan agreement. The guaranty is also jointly and severally guaranteed by certain midstream subsidiaries. Midstream Holding was in compliance with all previously existing covenants as of the date the Anadarko parental guaranty was provided. The Midstream Subsidiary Note Payable to a Related Party will have the same priority with respect to the payment of principal and interest as Anadarko’s other debt. At December 31, 2008, the Midstream Note Payable to a Related Party had an outstanding balance of $1.7 billion.

Common Stock Repurchase Program In August 2008, the Company announced a $5 billion share-repurchase program under which shares may be repurchased either in the open market or through privately negotiated transactions. The program is authorized to extend through August 2011 and replaces the $1 billion stock buyback program authorized in 2005. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During 2008 and 2006, Anadarko purchased 10.0 million and 2.5 million shares of common stock for $600 million and $118 million, respectively, under these programs through purchases in the open market and under share-repurchase agreements. During 2007, no shares were repurchased under the program in effect at that time.

Dividends In 2008, 2007 and 2006, Anadarko paid $170 million, $170 million and $167 million, respectively, in dividends to its common stockholders (nine cents per share per quarter). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

The covenants in the Company’s credit agreement provide for a maximum capitalization ratio of 65% debt, exclusive of the effect of any non-cash write-down’s. Although the covenants of the agreement do not specifically restrict the payment of dividends, the Company could be limited in the amount of dividends it could pay in order to stay below the maximum capitalization ratio. Based on these covenants as of December 31, 2008, retained earnings of approximately $12.3 billion were not limited as to the payment of dividends.

In 2008, 2007 and 2006, Anadarko paid $1 million, $3 million and $3 million, respectively, in preferred stock dividends. The preferred stock was redeemed and subsequently retired in the second quarter of 2008.

Outlook The Company’s goals include continuing to find or acquire high-margin oil and gas reserves at competitive prices while keeping operating costs at efficient levels.

Anadarko’s strategy involves developing its portfolio of primarily unconventional resources that give the Company a stable base of capital-efficient, predictable and repeatable development opportunities to consistently grow the Company at competitive rates. Exploring in high-potential, proven and emerging basins worldwide provides the Company with differential growth. Anadarko’s exploration success creates value by expanding its future resource potential, while providing the flexibility to manage risk by monetizing discoveries.

The Company has an approved 2009 capital spending budget, including expensed geology and geophysics costs, of approximately $4.0 billion to $4.5 billion. The Company has allocated about 70% of capital spending to development activities, 20% to exploration activities and 10% to gas gathering and processing activities and other items. The Company expects capital spending by area to be approximately 30% for the Rockies, 15% for the Southern region, 20% for the Gulf of Mexico, 25% for International and Alaska and 10% for Midstream and other. Primary emphasis will be on production growth in the Rockies and continued development in the Gulf of Mexico, exploration, appraisal and development wells in Ghana and in Algeria. Production is expected to begin in Ghana in late 2010. The Company’s capital discipline strategy is to set capital activity at levels that can be funded with operating cash flows and existing cash on hand. Anadarko believes that its expected level of cash flow and cash on hand will be sufficient to fund the Company’s projected operational program for 2009.

In addition, to support 2009 cash flows, Anadarko has implemented price risk management on approximately 24% of its anticipated natural gas wellhead sales volumes and approximately 28% of its anticipated oil and condensate sales volumes for 2009.

If capital expenditures were to exceed operating cash flow, funds would be supplemented as needed by short-term borrowings. To facilitate such borrowings, the Company has in place a $1.3 billion RCA and as of December 31, 2008, the Company had no outstanding borrowings under its RCA. The Company may choose to refinance certain portions of its short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may sell securities under its shelf registration statement filed with the SEC in September 2006.

The Company plans to repay current debt of $1.5 billion outstanding at December 31, 2008 with cash on hand, cash flow from operations and, if necessary, funds available under the $1.3 billion RCA or debt refinancing.

The Company continuously monitors its debt position and coordinates its capital expenditure program with expected cash flows and projected debt repayment schedules. The Company will continue to evaluate funding alternatives, including property divestitures and additional borrowings, to secure funds when needed.

For additional information on factors that could impact Anadarko’s future results of operations, cash flows from operating activities or financial position see Critical Accounting Estimates below and Risk Factors under Item 1A of this Form 10-K.

Off-Balance Sheet Arrangements

In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets, with an aggregate fair value of approximately $2.9 billion at the time of contribution, to newly formed unconsolidated entities in exchange for noncontrolling mandatorily redeemable interests in those entities. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion, which the Company used to repay its acquisition-related debt. Anadarko has a legal right to setoff and intends to net-settle its obligations under each of the notes payable to the investees and the distributable value of its interest in the corresponding investee. Accordingly, the $2.9 billion aggregate principal amount of such notes does not affect Anadarko’s reported debt balance, since the notes and the carrying amount of Anadarko’s investments in the investees are presented on the consolidated balance sheet on a net basis. The related interest expense on these obligations and Anadarko’s equity in earnings for Anadarko’s investment in these entities are recorded in other income (expense), net. Note 6—Investments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K provides additional information with respect to each of these transactions. Completion of these transactions resulted in Anadarko divesting control of its interests in certain non-core exploration and production and midstream assets and operations, while retaining a participating 5% interest in profits, losses and residual value of the investees.

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

Obligations and Commitments

Following is a summary of the Company’s obligations as of December 31, 2008:

	Obligations by Period
millions	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Total debt
Principal—current debt	$1,472	$—	$—	$—	$1,472
Principal—long-term debt	—	1,625	252	9,032	10,909
Midstream subsidiary note payable to a related party	—	—	1,739	—	1,739
Permian LLC and Midstream LLCs debt(1)	—	—	—	2,853	2,853
Interest	659	1,208	967	7,366	10,200
Permian LLC and Midstream LLCs interest(1)	86	173	174	2,468	2,901
Operating leases
Drilling rig commitments	1,051	1,792	1,014	—	3,857
Production platforms	64	118	90	314	586
Other	78	123	59	55	315
Asset retirement obligations	16	213	147	992	1,368
Midstream and marketing activities	169	296	234	274	973
Oil and gas activities	470	436	142	95	1,143
Derivative liabilities	24	15	9	3	51
FIN 48 liabilities, interest and penalties(2)	56	56	—	42	154
Environmental liabilities	43	26	10	40	119

Total(3)	$4,188	$6,081	$4,837	$23,534	$38,640

(1)

Anadarko has legal right of setoff and intends to net-settle its obligations under each of the notes payable to the investees and the distributable value of its interest in the corresponding investee. Accordingly, the investment and the obligation are presented net on the consolidated balance sheet and included in other long-term liabilities—other for all periods presented. The interest expense on these obligations and Anadarko’s equity earnings for Anadarko’s investment in these entities are recorded in other income (expense), net. See Note 6—Investments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and Off-Balance Sheet Arrangements discussed above.

(2)	See Note 16—Income Taxes of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)

This table does not include the Company’s pension or postretirement benefit obligations. See Note 22—Pension Plans, Other Postretirement Benefits and Employee Savings Plans of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and Other below.

Operating Leases Operating lease obligations include several drilling rig commitments that qualify as operating leases. Over the past three years, Anadarko has entered into several agreements to secure the necessary drilling rigs to execute its drilling strategy over several years. A previous review of the Company’s worldwide deepwater drilling inventory, along with the tightening deepwater and onshore rig market experienced in prior years, led Anadarko to secure the drilling rigs it needs to execute its strategy. The Company believes these rig-contracting efforts offer compelling economics and facilitate its drilling strategy. The portion of lease payments associated with successful exploratory wells and development wells, net of amounts billed to partners, will be capitalized as a component of oil and gas properties.

The Company also has $0.9 billion in commitments under noncancelable operating lease agreements for production platforms and equipment, buildings, facilities and aircraft.

For additional information see Note 13—Commitments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Asset Retirement Obligations Anadarko is obligated to dispose of long-lived assets upon their abandonment. The majority of Anadarko’s asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The asset retirement obligation (ARO) is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company’s credit-adjusted risk-free interest rate. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

Midstream and Marketing Activities Anadarko has entered into various transportation, storage and purchase agreements in order to access markets and provide flexibility for the sale of its natural gas and crude oil in certain areas. The above table includes amounts related to these commitments.

Oil and Gas Activities As is common in the oil and gas industry, Anadarko has various long-term contractual commitments pertaining to exploration, development and production activities, which extend beyond the 2009 budget. The Company has work-related commitments for, among other things, drilling wells, obtaining and processing seismic and fulfilling rig commitments. The preceding table includes long-term drilling and work- related commitments of $1,143 million, comprised of $589 million in the United States, $80 million in Algeria and $474 million in other international locations.

The Company also has option and swap contracts in place to manage price risk associated with a portion of its expected future sales of its oil and gas production. Both exchange and over-the-counter traded derivative instruments are subject to margin deposit requirements. Margin deposits are required of the Company whenever its unrealized losses on derivative instruments with a counterparty exceed predetermined credit limits. Given the Company’s price risk management position and price volatility, the Company may be required from time to time to advance cash to its counterparties in order to satisfy these margin deposit requirements. The Company had net margin deposits (cash collateral) of $7 million outstanding at December 31, 2008.

Marketing and Trading Contracts The following tables provide information as of December 31, 2008 regarding the Company’s marketing and trading portfolio of physical delivery and financially settled derivative instruments. See Critical Accounting Estimates for an explanation of how the fair value for derivatives is calculated.

millions	Marketing and Trading
Fair value of contracts outstanding as of December 31, 2007—assets (liabilities)	$11
Contracts realized or otherwise settled during 2008	(12)
Fair value of new contracts when entered into during 2008	1
Other changes in fair value	48

Fair value of contracts outstanding as of December 31, 2008—assets (liabilities)	$48

	Fair Value of Contracts as of December 31, 2008
Assets (Liabilities) millions	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in excess of 5 Years	Total
Marketing and Trading
Prices actively quoted	$48	$—	$—	$—	$48

Environmental Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of December 31, 2008, the Company’s balance sheet included a $119 million liability for remediation and reclamation obligations, most of which were incurred by companies that Anadarko has acquired. The Company continually monitors the liability recorded and the remediation and reclamation process, and believes the amount recorded is appropriate. For additional information see Legal Proceedings—Environmental Matters under Item 3 of this Form 10-K.

Other In 2008, the Company made contributions of $63 million to its funded pension plans, $13 million to its unfunded pension plans and $19 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. Based on the impact of recent market volatility on the plan assets, the Company expects to contribute up to $250 million to its funded pension plans, $23 million to its unfunded pension plans and $22 million to its unfunded other postretirement benefit plans in 2009. Future contributions to funded pension plans will be affected by actuarial assumptions, market performance and individual year funding decisions. The Company is unable to predict what contribution levels will be required beyond 2009 for the funded pension plans. The Company expects future payments for other postretirement benefit plans to be at levels similar to those made in 2008.

For additional information on contracts, obligations and arrangements the Company enters into from time to time, see Note 10—Debt and Interest Expense, Note 8—Derivative Instruments, Note 13—Commitments, and Note 14—Contingencies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

millions except per share amounts	2008	2007	2006
Revenues and other	$—	$24	$717

Income from discontinued operations	$—	$18	$311
Gain on disposition of discontinued operations	98	8	2,494

Income from discontinued operations before income taxes	98	26	2,805
Income tax expense	35	15	530

Income from discontinued operations, net of taxes	$63	$11	$2,275

Earnings per common share from discontinued operations—diluted	$0.13	$0.02	$4.91
Annual sales volumes (MMBOE)	—	—	17
Cash flow provided by (used in) operating activities	$(5)	$134	$(178)
Capital expenditures	$—	$—	$537

Income from discontinued operations for 2008 and 2007 related primarily to the impact of an adjustment to an indemnity obligation provided by the Company to the purchaser, as well as expenses associated with finalizing exit activities, discussed in Note 14—Contingencies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Income from discontinued operations, net of tax, for 2007 decreased compared to 2006 primarily due to the gain on the sale of Canadian operations recognized in 2006, which was partially offset by an increase in Canadian taxes associated with the gain on sale.

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

Critical Accounting Estimates

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to determination of properties and equipment, proved reserves, goodwill, asset retirement obligations, litigation, environmental liabilities, pension liabilities and costs, income taxes and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates. Management considers the following to be its most critical accounting policies and estimates that involve judgment and discusses the selection and development of these policies and estimates with the Company’s Audit Committee.

Oil and Gas Activities

Anadarko uses the successful efforts method to account for its oil and gas activities. Under this method, acquisition costs and the costs associated with drilling exploratory well costs are capitalized pending the determination of proved oil and gas reserves. Geological and geophysical costs and other costs of carrying properties such as delay rentals are expensed as incurred.

Acquisition Costs

Acquisition costs of unproved properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed periodically for impairment individually, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated.

For unproved oil and gas properties with individually insignificant lease acquisition costs, costs are amortized on a group basis over the average lease terms at rates that provide for full amortization of unsuccessful leases upon expiration. Costs of expired or abandoned leases are charged against the valuation allowance, while costs of productive leases are transferred to proved oil and gas properties. Amortization of individually insignificant leases and impairment of unsuccessful leases are included in exploration expense.

Significant undeveloped leasehold costs are assessed for impairment at a lease level or resource play (for example, Greater Natural Buttes area in the Rocky Mountain region), while leasehold acquisition costs associated with prospective areas that have had limited or no previous exploratory drilling are generally assessed for impairment by major prospect area.

A majority of the Company’s unproved leasehold costs are associated with properties acquired in the Kerr-McGee and Western acquisitions in 2006 and to which proved developed producing reserves are also attributed. Generally, economic recovery of unproved reserves in such areas is not yet supported by actual production or conclusive formation tests, but may be confirmed by the Company’s continuing exploitation program. Ultimate recovery of potentially recoverable reserves in areas with established production generally has greater likelihood than in areas with limited or no prior drilling activity.

Another portion of the Company’s unproved leasehold costs are associated with the Land Grant acreage, where the Company owns mineral interests in perpetuity and plans to continue to explore and evaluate the acreage.

A change in the Company’s expected future plans for exploration and development could cause a write-down in the Company’s unproved property.

Exploratory Costs

Under the successful efforts method of accounting, exploratory costs associated with a discovery well are initially capitalized, or suspended, pending determination of whether proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory drilling costs in light of ongoing exploration activities—in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are under way and proceeding as planned. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory drilling costs are expensed. Therefore, at any point in time, the Company may have capitalized costs on its consolidated balance sheet associated with exploratory wells that may be charged to exploration expense in a future period. At December 31, 2008, suspended exploratory drilling costs were $279 million compared to $308 million at December 31, 2007.

Proved Reserves

Anadarko estimates proved oil and gas reserves as defined by the SEC and the FASB. This definition includes crude oil, natural gas, and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

The Company’s estimates of proved reserves are made using available geological and reservoir data as well as production performance data. These estimates are reviewed annually by internal reservoir engineers and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and governmental restrictions, as well as changes in the expected recovery rates associated with infill drilling. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits earlier. A material adverse change in the estimated volumes of proved reserves could have a negative impact on DD&A expense and impairment expense.

In December 2008, the SEC released the final rule for Modernization. The Modernization disclosure requirements will permit reporting of oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices and the use of new technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Companies will also be allowed to disclose probable and possible reserves in SEC filed documents. In addition, companies will be required to report the independence and qualifications of its reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit. The Modernization disclosure requirements become effective for Anadarko’s Annual Report on Form 10-K for the year ended December 31, 2009. The SEC is coordinating with the FASB to obtain the revisions necessary to provide consistency with the Modernization. In the event that consistency is not achieved in time for companies to comply with the Modernization, the SEC will consider delaying the compliance date. A significant change as a result of the Modernization rule relates to the calculation of reserves. Currently, reserves are calculated on a single-day year-end price. Under the Modernization rule, reserves will be calculated on an average price which will reduce the volatility (volatility as demonstrated in 2008) of the reserve calculation.

Fair Value

The Company estimates fair value for the measurement of derivatives, long-lived assets during certain impairment tests, reporting units for goodwill impairment testing, certain exchanges, guarantees, and the initial measurement of an ARO. When the Company is required to measure fair value, and there is not a market observable price for the asset or liability, or a market observable price for a similar asset or liability, the Company generally utilizes an income valuation approach. This approach utilizes management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment since the results are based on expected future events or conditions, such as sales prices; estimates of future oil and gas production or throughput; development and operating costs and the timing thereof; economic and regulatory climates and other factors. The Company’s estimates of future net cash flows are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in the Company’s business plans and investment decisions.

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

Goodwill

At December 31, 2008, the Company had $5.3 billion of goodwill recorded related to past business combinations. This goodwill is not amortized, but is required to be assessed for impairment annually, or more often as facts and circumstances warrant. The first step of that process is to compare the fair value of the reporting unit to which goodwill has been assigned to the carrying amount of the associated net assets and goodwill. The reporting units used to evaluate and measure goodwill for impairment are determined from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. Anadarko has allocated goodwill to three reporting units. These reporting units are oil and gas exploration and production, gathering and processing, and transportation. Goodwill is tested annually on January 1. The Company completed its January 1, 2008 annual goodwill impairment tests with no impairment indicated. As a result of general economic conditions, declines in commodity prices, and declines in its market capitalization compared to the book value of its stockholders’ equity during the fourth quarter of 2008, the Company determined an interim impairment test as of December 31, 2008 was appropriate. The results of this interim goodwill impairment test also resulted in no impairment indicated. Anadarko considered its conclusions in light of its year-end market capitalization being approximately 6% below the book value of its stockholders’ equity, and concluded the assessment that no impairment was appropriate when considering that the market value for one share of Anadarko common stock does not consider any premium that might be paid by a buyer who would obtain control of Anadarko’s entire oil and gas, gathering and processing, or transportation reporting units. Although Anadarko cannot predict when or if goodwill will be impaired in the future, impairment charges may occur if the Company is unable to replace the value of its depleting asset base or if other adverse events (for example, lower sustained oil and gas prices) reduce the fair value of the associated reporting unit.

Because quoted market prices for the Company’s reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the goodwill impairment test. Management uses all available information to make these fair value estimates, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and observed for the oil and gas exploration and production reporting unit and market multiples of EBITDAX for the gathering and processing and transportation reporting units. In estimating fair value of its oil and gas reporting unit, the Company assumed production profiles utilized in its year-end estimation of reserves that are disclosed in the Company’s supplemental oil and gas disclosures, market prices considering the forward price curve for oil and gas, adjusted for location and quality differentials that the Company currently receives, as well as capital and operating costs consistent with year-end pricing, adjusted for management’s view that such costs should decline in the near term to realign with lower commodity prices, and discount rates that management believes a market participant would utilize to consider the risks inherent in Anadarko’s operations. For the Company’s midstream reporting units, the Company estimated fair value based on an estimated multiple of projected 2009 earnings before interest, taxes, depreciation and amortization (EBITDA). The Company considered the relatively few transactions in the market, as well as trading multiples for peers to determine an appropriate multiple to apply against the Company’s projected EBITDA for its gathering and processing and transportation reporting units. A lower fair value estimate in the future for any of these reporting units could result in impairment. Examples of factors that could cause a lower fair value estimate could be sustained declines in prices, increases in costs, and changes in discount rate assumptions due to market conditions.

Impairment of Assets

A long-lived asset other than unproved oil and gas property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may be greater than its future net cash flows. Impairment loss, if any, is measured as the excess of its carrying amount over the asset’s estimated fair value. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, prices and costs, considering all available information at the date of the impairment review.

Derivative Instruments

All derivative instruments, other than those that meet specific exclusions, are recorded at fair value. If market quotes are not available to estimate fair value, management’s best estimate of fair value is based on the quoted market price of derivatives with similar characteristics or utilizing industry standard valuation techniques.

The Company’s derivative instruments are either exchange traded or transacted in an over-the-counter market. Valuation is determined by reference to readily available public data. Option fair values are measured using the Black-Scholes-Merton option pricing model and verified by comparing a sample to market quotes for similar options if available. Unrealized gains or losses on derivatives are recorded within Anadarko’s current earnings.

Benefit Plan Obligations

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

Discount rate

The discount rate assumption used by the Company is meant to reflect the interest rate at which the pension and other postretirement obligations could effectively be settled on the measurement date. The Company currently uses a yield curve analysis, for a majority of the plans, to support the discount rate assumption. This analysis involves the creation of a hypothetical Aa spot yield curve represented by a series of high-quality, non-callable, marketable bonds, then discounts the projected cash flows from each plan at interest rates on the created curve specifically applicable to the timing of each respective cash flow. The present values of the cash flows are then accumulated, and a weighted-average discount rate is calculated by imputing the single discount rate that equates to the total present value of the cash flows. The consolidated discount rate assumption is determined by evaluation of the weighted-average discount rates determined for each of the Company’s significant pension and postretirement plans. The weighted-average discount rate assumption used by the Company as of December 31, 2008 was 6.0% for pension plans and other postretirement plans.

Expected long-term rate of return

The expected long-term rate of return on assets assumption was determined using the year-end 2008 pension investment balances by category and projected target asset allocations for 2009. The expected return for each of these categories was determined by using capital market projections, with consideration of actual five-year performance statistics for investments in place. The weighted-average expected long-term rate of return on plan assets assumption used by the Company as of December 31, 2008 was 7.75%.

Rate of compensation increases

The Company determines this assumption based on its long-term plans for compensation increases specific to employee groups covered and expected economic conditions. The assumed rate of salary increases includes the effects of merit increases, promotions and general inflation. The weighted-average rate of increase in long-term compensation levels assumption used by the Company as of December 31, 2008 was 5.0%.

Health care cost trend rate

The health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. A 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009, decreasing gradually to 5.0% in 2017 and later years.

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

Recent Accounting Developments

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per share (EPS) under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; early adoption is not permitted. The Company adopted FSP EITF No. 03-6-1 effective January 1, 2009. FSP EITF No. 03-6-1 will not affect Anadarko’s presentation of EPS.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 does not change the accounting policy for derivatives, but requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for Anadarko for annual and interim periods beginning with the first quarter of 2009. Anadarko did not elect early adoption. SFAS No. 161 is a disclosure requirement that does not affect Anadarko’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, SFAS No. 160 requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. Anadarko will be required to adopt accounting provisions of SFAS No. 160 prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. Presentation and disclosure requirements of SFAS No. 160 will also be applied effective January 1, 2009, but with respect to all periods presented. After adopting SFAS No. 160 in 2009, the Company will apply provisions of this standard to noncontrolling interests created or acquired in future periods. Upon adoption, the Company will reclassify its minority interests to stockholders’ equity.

For additional information on recently issued accounting standards not yet adopted, see Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are fluctuations in energy prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities. The Company’s risk management policies provide for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by the risk management policy and can vary from year to year. Both exchange and over-the-counter traded derivative instruments may be subject to margin deposit requirements. Given the Company’s price risk management position and price volatility, the Company may be required from time to time to deposit cash or provide letters of credit with its counterparties in order to satisfy these margin requirements. For additional information see Liquidity and Capital Resources—Margin Deposits under Part II, Item 7 of this Form 10-K.

For information regarding the Company’s accounting policies and additional information related to the Company’s derivative and financial instruments, see Note 1—Summary of Significant Accounting Policies, Note 10—Debt and Interest Expense and Note 8—Derivative Instruments of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Energy Price Risk The Company’s most significant market risk is the pricing for natural gas, crude oil and NGLs. Management expects energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a non-cash write-down of the Company’s oil and gas properties could be required under successful efforts accounting rules if future oil and gas commodity prices sustained significant decline. Below is a sensitivity analysis of the Company’s commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes The Company had derivative instruments in place to reduce the price risk associated with future equity production of 322 Bcf of natural gas and 34 MMBbls of crude oil as of December 31, 2008. As of December 31, 2008, the Company had a net unrealized gain of $619 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by approximately $149 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by approximately $111 million. However, a loss or gain would be substantially offset by an increase or decrease, respectively, in the value of that portion of the Company’s production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes As of December 31, 2008, the Company had a net unrealized gain of $48 million (gains of $78 million and losses of $30 million) on derivative financial instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would result in a loss or gain, respectively, on these derivative instruments of $5 million.

For additional information regarding the Company’s marketing and trading portfolio, see Marketing Strategies under Item 7 of this Form 10-K.

Interest Rate Risk As of December 31, 2008, Anadarko had outstanding $3.1 billion of variable-rate debt (including the midstream subsidiary note payable to a related party) and $9.2 billion of fixed-rate debt. A 10% increase in LIBOR interest rates would increase gross interest expense approximately $9 million per year.

In January 2008, Anadarko entered into forward-looking 18-month interest rate swaps effective March 2008 with an aggregate notional principal amount of $1.0 billion whereby the Company will pay a weighted-average fixed interest rate of 2.74% and receive a floating interest rate indexed to the three-month LIBOR rate.

In anticipation of the refinancing of existing debt obligations, Anadarko entered into swaps to fix interest rates and in doing so mitigated a portion of the risk it had to unfavorable interest rate changes prior to the future issuance of debt. In December 2008, Anadarko entered into three-year forward-looking 10-year swap agreements with a combined notional principal amount of $400 million, a three-year forward-looking 30-year swap agreement with a notional principal amount of $100 million, and four-year forward-looking 30-year swap agreements with a combined notional principal amount of $250 million. Under each of these agreements, the Company will pay a fixed interest rate and receive a floating interest rate indexed to the three-month LIBOR rate.

In January 2009, Anadarko entered into three-year forward-looking 10-year swap agreements with a combined notional principal amount of $350 million, three-year forward-looking 30-year swap agreements with a combined notional principal amount of $1.15 billion, four-year forward-looking 10-year swap agreements with a combined notional principal amount of $250 million, and four-year forward-looking 30-year swap agreements with a combined notional principal amount of $500 million. Under each of these agreements, the Company will pay a fixed interest rate and receive a floating interest rate indexed to the three-month LIBOR rate.

Item 8. Financial Statements and Supplementary Data

ANADARKO PETROLEUM CORPORATION

INDEX

CONSOLIDATED FINANCIAL STATEMENTS

ANADARKO PETROLEUM CORPORATION

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by KPMG LLP, an independent registered public accounting firm appointed by the Audit Committee of the Board of Directors. Management has made available to KPMG LLP all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2008 the Company’s internal control over financial reporting is effective based on those criteria.

/s/ JAMES T. HACKETT
James T. Hackett Chairman, President and Chief Executive Officer

/s/ R. A. WALKER
R. A. Walker Senior Vice President, Finance and Chief Financial Officer

February 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Anadarko Petroleum Corporation:

We have audited Anadarko Petroleum Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Anadarko Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Anadarko Petroleum Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Anadarko Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anadarko Petroleum Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 24, 2009

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2008	2007	2006
millions except per share amounts
Revenues and Other
Gas sales	$6,254	$4,119	$4,186
Oil and condensate sales	6,502	4,807	4,618
Natural gas liquids sales	802	719	594
Gathering, processing and marketing sales	1,082	1,487	718
Gains (losses) on divestitures and other, net	1,083	4,760	114

Total	15,723	15,892	10,230

Costs and Expenses
Oil and gas operating	1,104	1,101	822
Oil and gas transportation and other	553	453	341
Exploration	1,369	905	737
Gathering, processing and marketing	800	1,025	553
General and administrative	866	936	768
Depreciation, depletion and amortization	3,194	2,840	1,752
Other taxes	1,452	1,234	549
Impairments	223	51	327

Total	9,561	8,545	5,849

Operating Income	6,162	7,347	4,381

Other (Income) Expense
Interest expense	742	1,092	650
Other (income) expense, net	51	(74)	(6)
Minority interests	23	—	—

Total	816	1,018	644

Income from Continuing Operations Before Income Taxes	5,346	6,329	3,737

Income Tax Expense	2,148	2,559	1,263

Income from Continuing Operations	3,198	3,770	2,474
Income from Discontinued Operations, net of taxes	63	11	2,275

Net Income	$3,261	$3,781	$4,749

Preferred Stock Dividends	1	3	3

Net Income Available to Common Stockholders	$3,260	$3,778	$4,746

Per Common Share
Income from continuing operations — basic	$6.87	$8.09	$5.37
Income from continuing operations — diluted	$6.84	$8.05	$5.33

Income from discontinued operations, net of taxes — basic	$0.13	$0.02	$4.94
Income from discontinued operations, net of taxes — diluted	$0.13	$0.02	$4.91

Net income available to common stockholders — basic	$7.01	$8.12	$10.31
Net income available to common stockholders — diluted	$6.97	$8.08	$10.24

Average Number of Common Shares Outstanding — Basic	465	465	460

Average Number of Common Shares Outstanding — Diluted	468	468	464

Dividends (per Common Share)	$0.36	$0.36	$0.36

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
millions
ASSETS
Current Assets
Cash and cash equivalents	$2,360	$1,268
Accounts receivable, net of allowance:
Customers	791	1,465
Others	896	1,111
Other current assets	1,328	642

Total	5,375	4,486

Properties and Equipment
Cost	47,073	44,205
Less accumulated depreciation, depletion and amortization	10,026	6,754

Net properties and equipment	37,047	37,451

Other Assets	1,088	1,030

Goodwill and Other Intangible Assets	5,413	5,166

Long-term Assets Held for Sale	—	318

Total Assets	$48,923	$48,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,166	$2,778
Accrued expenses	898	1,060
Current debt	1,472	1,396

Total	5,536	5,234

Long-term Debt	9,128	11,151

Midstream Subsidiary Note Payable to a Related Party	1,739	2,200

Other Long-term Liabilities
Deferred income taxes	9,974	10,214
Other	3,390	3,282
Long-term liabilities associated with assets held for sale	—	6

Total	13,364	13,502

Minority Interests	361	—

Stockholders’ Equity
Preferred stock, par value $1.00 per share
(2.0 million shares authorized, zero and 0.05 million shares issued as of December 31, 2008 and 2007, respectively)	—	45
Common stock, par value $0.10 per share
(1.0 billion shares authorized, 471.6 million and 469.1 million shares issued as of December 31, 2008 and 2007, respectively)	47	47
Paid-in capital	5,696	5,511
Retained earnings	14,179	11,089
Treasury stock (11.7 million and 1.1 million shares as of December 31, 2008 and 2007, respectively)	(686)	(55)
Accumulated other comprehensive income (loss):
Gains (losses) on derivative instruments	(118)	(132)
Foreign currency translation adjustments	(1)	(1)
Pension and other postretirement plans	(322)	(140)

Total	(441)	(273)

Total	18,795	16,364

Commitments and Contingencies (Note 13 and Note 14)

Total Liabilities and Stockholders’ Equity	$48,923	$48,451

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
millions
Balance at January 1, 2006	$89	$27	$5,874	$4,552	$(2,423)	$530	$8,649
Net income	—	—	—	4,749	—	—	4,749
Preferred stock repurchased and retired	(43)	—	—	—	—	—	(43)
Common stock issued	—	1	224	—	—	—	225
Two-for-one stock split	—	23	(23)	—	—	—	—
Retirement of treasury stock	—	(4)	(820)	(1,722)	2,545	—	(1)
Dividends — preferred	—	—	—	(3)	—	—	(3)
Dividends — common	—	—	—	(167)	—	—	(167)
Repurchase of common stock	—	—	—	—	(142)	—	(142)
Gains (losses) on derivative instruments	—	—	—	—	—	(132)	(132)
Foreign currency translation adjustments	—	—	—	—	—	(552)	(552)
Pensions and other postretirement liability adjustments	—	—	—	—	—	7	7
Adoption of SFAS 158	—	—	—	—	—	(187)	(187)

Balance at December 31, 2006	46	47	5,255	7,409	(20)	(334)	12,403
Net income	—	—	—	3,781	—	—	3,781
Preferred stock repurchased and retired	(1)	—	—	—	—	—	(1)
Common stock issued	—	—	256	—	—	—	256
Dividends — preferred	—	—	—	(3)	—	—	(3)
Dividends — common	—	—	—	(170)	—	—	(170)
Adoption of FIN 48	—	—	—	72	—	—	72
Repurchase of common stock	—	—	—	—	(35)	—	(35)
Gains (losses) on derivative instruments	—	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	—	(1)	(1)
Pensions and other postretirement liability adjustments	—	—	—	—	—	57	57

Balance at December 31, 2007	45	47	5,511	11,089	(55)	(273)	16,364
Net income	—	—	—	3,261	—	—	3,261
Preferred stock repurchased and retired	(45)	—	—	—	—	—	(45)
Common stock issued	—	—	189	—	—	—	189
Other equity transactions	—	—	(4)	—	—	—	(4)
Dividends — preferred	—	—	—	(1)	—	—	(1)
Dividends — common	—	—	—	(170)	—	—	(170)
Repurchase of common stock	—	—	—	—	(631)	—	(631)
Gains (losses) on derivative instruments	—	—	—	—	—	14	14
Pensions and other postretirement liability adjustments	—	—	—	—	—	(182)	(182)

Balance at December 31, 2008	$—	$47	$5,696	$14,179	$(686)	$(441)	$18,795

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2008	2007	2006
millions
Net Income Available to Common Stockholders	$3,260	$3,778	$4,746
Add: Preferred stock dividends	1	3	3

Net Income	3,261	3,781	4,749

Other Comprehensive Income (Loss), net of taxes
Gains (losses) on derivative instruments:
Gains (losses) during the period (1)	—	—	(135)
Reclassification adjustment for (gain) loss included in net income (2)	14	5	3

Total gains (losses) on derivative instruments	14	5	(132)

Foreign currency translation adjustments:
Unrealized foreign currency gains (losses) (3)	—	(1)	67
Reclassification of foreign currency translation to (gain) loss on the disposition of Canadian operations (4)	—	—	(619)

Total foreign currency translation adjustments	—	(1)	(552)

Pension and other postretirement plans adjustments:
Minimum pension liability adjustments (5)	—	—	7
Net gain (loss) incurred during period (6)	(187)	42	—
Amortization of net (gain) loss included in net periodic pension cost (7)	9	11	—
Prior service credit (cost) incurred during period (8)	(4)	4	—

Total pension and other postretirement plans adjustments	(182)	57	7

Total	(168)	61	(677)

Comprehensive Income	$3,093	$3,842	$4,072

(1) net of income tax benefit (expense) of:	$—	$—	$77
(2) net of income tax benefit (expense) of:	(8)	(3)	(2)
(3) net of income tax benefit (expense) of:	—	—	(10)
(4) net of income tax benefit (expense) of:	—	—	103
(5) net of income tax benefit (expense) of:	—	—	(3)
(6) net of income tax benefit (expense) of:	107	(23)	—
(7) net of income tax benefit (expense) of:	(5)	(7)	—
(8) net of income tax benefit (expense) of:	2	(2)	—

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2008	2007	2006
millions
Cash Flow from Operating Activities
Net income	$3,261	$3,781	$4,749
Less income from discontinued operations, net of taxes	63	11	2,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,194	2,840	1,752
Deferred income taxes	(22)	(1,057)	328
Dry hole expense and impairments of unproved properties	1,005	632	460
Minority interests	23	—	—
Impairments	223	51	327
(Gains) losses on divestitures, net	(993)	(4,660)	(26)
Unrealized (gains) losses on derivatives	(919)	1,048	(837)
Other noncash items	124	172	68
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	803	391	(398)
Increase (decrease) in accounts payable and accrued expenses	158	(1,521)	647
Other items-net	(347)	1,100	(124)

Cash provided by (used in) operating activities — continuing operations	6,447	2,766	4,671
Cash provided by (used in) operating activities — discontinued operations	(5)	134	(178)

Net cash provided by (used in) operating activities	6,442	2,900	4,493

Cash Flow from Investing Activities
Acquisitions, net of cash acquired	—	(7)	(21,087)
Additions to properties and equipment and dry hole costs	(4,801)	(4,246)	(4,206)
Divestitures of properties and equipment and other assets	2,455	8,260	1,086
Investment in Trinity Associates LLC	—	(100)	—
Other-net	(182)	(63)	—

Cash provided by (used in) investing activities — continuing operations	(2,528)	3,844	(24,207)
Cash provided by (used in) investing activities — discontinued operations	—	(66)	3,652

Net cash provided by (used in) investing activities	(2,528)	3,778	(20,555)

Cash Flow from Financing Activities
Borrowings, net of issuance costs	—	(40)	28,603
Borrowings from affiliates, net of issuance costs	1	2,848	—
Issuance of midstream subsidiary note payable, net of issuance costs	—	2,176	—
Repayments of debt	(1,960)	(10,475)	(12,482)
Repayments on midstream subsidiary note payable	(461)	—	—
Increase (decrease) in accounts payable, banks	89	(29)	61
Dividends paid	(171)	(173)	(170)
Settlement of derivatives with a financing element	6	(306)	(122)
Repurchase of common stock	(631)	(35)	(142)
Repurchase and retirement of preferred stock	(45)	(1)	(43)
Issuance of common stock, including tax benefit on stock option exercises	25	114	130
Sale of subsidiary interests	343	—	—
Distributions to minority interests shareholders	(16)	—	—
Other financing activities	(2)	—	—

Cash provided by (used in) financing activities — continuing operations	(2,822)	(5,921)	15,835
Cash provided by (used in) financing activities — discontinued operations	—	—	(12)

Net cash provided by (used in) financing activities	(2,822)	(5,921)	15,823
Effect of Exchange Rate Changes on Cash — discontinued operations	—	—	11

Net Increase (Decrease) in Cash and Cash Equivalents	1,092	757	(228)
Cash and Cash Equivalents at Beginning of Period	1,268	511	739

Cash and Cash Equivalents at End of Period	$2,360	$1,268	$511

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies

General    Anadarko Petroleum Corporation is engaged in the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also participates in the hard minerals business through its ownership interests in non-operated joint ventures and royalty arrangements. In August 2006, Anadarko completed the acquisitions of Kerr-McGee Corporation (Kerr-McGee) and Western Gas Resources, Inc. (Western). See Note 2. The terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

Principles of Consolidation    The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Anadarko and entities in which it holds a controlling financial interest. Undivided interests in oil and gas joint ventures are consolidated on a proportionate basis. All significant intercompany transactions have been eliminated. Investments in non-controlled entities over which Anadarko exercises significant influence are accounted for using the equity method. Other investments, excluding marketable securities, are carried at cost. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Use of Estimates    In preparing financial statements in accordance with accounting principles generally accepted in the United States, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to determination of the carrying value of properties and equipment, proved reserves, goodwill, intangible assets, asset retirement obligations, litigation, environmental liabilities, pension liabilities and costs, income taxes, and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates and actual results may differ from these estimates.

Fair Value    Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 characterizes inputs used in determining fair value according to a hierarchy that prioritizes inputs based upon the degree to which they are observable. The three levels of the fair value hierarchy are as follows:

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

Level 3 - inputs that are not observable from objective sources, such as the Company’s internally developed assumptions about market participant assumptions used in pricing an asset or liability (for example, an estimate of future cash flows used in the Company’s internally developed present value of future cash flows model that underlies the fair value measurement).

In determining fair value, the Company utilizes observable market data when available, or models that utilize observable market data. In addition to market information, the Company incorporates transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

In forming fair value estimates, the Company utilizes the most observable inputs available for the valuation technique employed. If a fair value measurement reflects inputs at multiple levels within the hierarchy, the fair value measurement is characterized based upon the lowest level of input that is significant to the fair value measurement. For Anadarko, recurring fair value measurements are performed for interest rate derivatives, commodity derivatives and investments in trading securities.

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable reported on the balance sheet approximates fair value.

Changes in Accounting Principles    The Company adopted SFAS No. 157 as of January 1, 2008. SFAS No. 157 does not require any additional fair value measurements. Rather, the pronouncement defines fair value, establishes a framework for measuring fair value under existing accounting pronouncements that require fair value measurements, and expands disclosures about fair value measurements. The Company elected to implement this Statement with the one-year deferral permitted by Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-2 for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items recognized or disclosed at fair value on a recurring basis (at least annually). The one-year deferral provision applies to nonfinancial assets and liabilities initially measured at fair value in connection with business combinations and exchanges, impaired long-lived assets (asset groups), intangible assets and goodwill, and initial recognition of asset retirement obligations and restructuring costs for which Anadarko employs fair value measurement. The Company does not expect any significant impact on its consolidated financial statements when the Company implements SFAS No. 157 for these assets and liabilities. See Note 8.

As of January 1, 2008, Anadarko adopted FSP FASB Interpretation No. (FIN) 39-1, “Amendment of FASB Interpretation No. 39,” which amends FIN No. 39, “Offsetting of Amounts Related to Certain Contracts.” The FSP permits netting fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. The Company has elected to employ net presentation of derivative assets and liabilities when FSP No. FIN 39-1 conditions are met. This election is consistent with the Company’s historical practice and, therefore, did not affect prior periods presented. However, the FSP also requires that the net presentation of derivative assets and liabilities include amounts attributable to the fair value of the right to reclaim collateral assets held by counterparties or the obligation to return cash collateral received from counterparties. Netting collateral assets and liabilities against corresponding derivative balances represents a change in accounting policy for Anadarko, and has been applied in all periods presented. As a result, collateral assets of $30 million at December 31, 2007 were reclassified and are presented as a reduction of liabilities. See Note 8.

Revenues    The Company recognizes sales revenues for gas, oil and condensate and NGLs based on the amount of gas, oil and condensate and NGLs sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. The Company follows the sales method of accounting for natural gas production imbalances. If the Company’s excess sales of production volumes for a well exceed the estimated remaining recoverable reserves of the well, a liability is recognized. No receivables are recorded for those wells on which the Company has taken less than its proportionate share of production.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

The Company enters into buy/sell arrangements for a portion of its crude oil production. Under these arrangements, barrels are sold at prevailing market prices at a location, and in an additional transaction entered into in contemplation of the sale transaction with the same third party, barrels are re-purchased at a different location at the market prices prevailing at that location. The barrels are then sold at prevailing market prices at the re-purchase location. These arrangements are often a requirement of private transporters. In these transactions, the re-purchase price is more than the original sales price with the difference representing a transportation fee. Other buy/sell arrangements are entered in order to shift the ultimate sales point of the Company’s production to a more liquid location, thereby avoiding potential marketing fees and other market-price reductions. In these transactions, the sales price in the field and the re-purchase price are each at prevailing market prices at the respective locations. Anadarko uses these buy/sell arrangements in its marketing and trading activities and, as such, reports these transactions in the income statement on a net basis.

Anadarko provides gathering, processing and treating services pursuant to a variety of contracts. Under these arrangements, the Company receives fees or is able to retain a percentage of products and recognizes revenue at the time the services are performed or product is sold. These revenues are included in gathering, processing and marketing sales.

Marketing margins related to the Company’s production are included in gas sales, oil and condensate sales and NGLs sales. Marketing margins related to purchases of third-party commodities are included in gathering, processing and marketing sales.

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

Oil and Gas Properties    The Company adopted the successful efforts method of accounting in 2007, and financial information for 2006 has been revised to reflect retrospective application of this accounting principle.

Under successful efforts, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Acquisition costs and costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense.

Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed periodically for impairment individually, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Unproved oil and gas properties with individually insignificant lease acquisition costs are amortized on a group basis (thereby establishing a valuation allowance) over the average lease terms of the leases at rates that provide for full amortization of unsuccessful leases upon expiration or abandonment. Costs of expired or abandoned leases are charged against the valuation allowance, while costs of productive leases are transferred to proved oil and gas

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

properties. Costs of maintaining and retaining undeveloped leaseholds, as well as amortization of individually insignificant leases and impairment of unsuccessful leases, are included in exploration expense.

Capitalized Interest Interest is capitalized as part of the historical cost of developing and constructing assets for significant projects. Significant oil and gas investments in unproved properties and significant exploration and development projects for which DD&A expense is not currently recognized and exploration or development activities that are in progress, qualify for interest capitalization. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment, along with other capitalized costs related to that asset.

Asset Retirement Obligations An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

Impairments Properties and equipment, net of salvage value, are reviewed for impairment at the lowest level for which identifiable cash flows are independent of cash flows from other assets when facts and circumstances indicate that their net book values may not be recoverable. In performing this review, an undiscounted cash flow test is performed on the impairment unit. If the sum of these undiscounted estimated future net cash flows is less than the net book value of the property, an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value, which is based on discounted future net cash flows or earnings multiples, as appropriate.

Depreciation, Depletion and Amortization Costs of drilling and equipping successful exploratory wells, development wells, costs to construct or acquire facilities other than offshore platforms and associated asset retirement costs are depreciated using the unit-of-production method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved leaseholds and costs to construct or acquire offshore platforms and associated asset retirement costs, are depleted using the unit-of-production method based on total estimated proved developed and undeveloped reserves. Mineral properties are depleted using the unit-of-production method. All other properties are stated at historical acquisition cost, net of allowance for impairment, and depreciated using the straight-line method over the useful lives of the assets, which range from three to 15 years for furniture and equipment, up to 40 years for buildings, and up to 47 years for gathering facilities.

Goodwill and Other Intangible Assets    Goodwill represents the excess of the purchase price of a business over the estimated fair value of the assets acquired and liabilities assumed. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually, as of January 1, unless facts and circumstances make it necessary to test more frequently. The impairment test requires allocating goodwill and all

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

other assets and liabilities to business levels referred to as reporting units. The reporting units used to evaluate and measure goodwill for impairment are determined from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. Anadarko has allocated goodwill to three reporting units. These reporting units are oil and gas exploration and production, gathering and processing, and transportation. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, including goodwill, then the goodwill is written down to the implied fair value of the goodwill through a charge to expense.

Changes in goodwill may result from, among other things, changes in deferred income tax liabilities related to previous acquisitions, impairments, future acquisitions or future divestitures.

Other intangible assets represent contractual rights obtained in connection with a business combination that have favorable contractual terms relative to market as of the acquisition date. Other intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever impairment indicators are present. See Note 7.

Derivative Instruments    Anadarko utilizes derivative instruments in conjunction with its marketing and trading activities and to manage price risk attributable to the Company’s forecasted sales of oil, natural gas and NGLs production. Anadarko also periodically utilizes derivatives to manage its exposure associated with natural gas processing, interest rates and foreign currency exchange rates. All derivatives that do not satisfy the normal purchases and sales exception criteria are carried on the balance sheet at fair value and are included in other current assets, other assets, accrued expenses or other long-term liabilities, depending on the position and expected timing of settlement. To the extent a legal right of offset with a counterparty exists, the Company reports derivative assets and liabilities on a net basis. Anadarko has exposure to credit risk to the extent the counterparty to the derivative instruments is unable to meet its settlement commitment. The Company actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Through the end of 2006, Anadarko applied hedge accounting to certain commodity and interest rate derivatives whereby gains and losses on these instruments were recognized in earnings in the same period in which the hedged transactions affected earnings. Effective January 1, 2007, Anadarko discontinued its application of hedge accounting to all commodity and interest rate derivatives. As a result of this change, both realized and unrealized gains and losses on derivative instruments are recognized in gas sales, oil and condensate sales or interest expense as they occur. Net derivative losses attributable to derivatives previously subject to hedge accounting and residing in accumulated other comprehensive income as of December 31, 2008 will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings.

Accounts Payable    Accounts payable includes property expenditure accruals of $579 million and $504 million at December 31, 2008 and 2007, respectively. Also included in accounts payable at December 31, 2008 and 2007 are liabilities of $391 million and $302 million, respectively, representing the amount by which checks issued, but not presented to the Company’s banks for collection, exceeded balances in applicable bank accounts.

Legal Contingencies    The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of its business. Except for legal contingencies acquired in a business combination, which are recorded at fair value, the Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These estimates are adjusted as additional information becomes available or circumstances change. See Note 14.

Environmental Contingencies    Except for environmental contingencies acquired in a business combination that are recorded at fair value, the Company accrues for losses associated with environmental remediation

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations are recognized no later than the time of the completion of the remediation feasibility study. These accruals are adjusted as additional information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded at their undiscounted value as assets when their receipt is deemed probable. See Note 14.

Pension Plans, Other Postretirement Benefits and Employee Savings Plans    The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

The plans are actuarially evaluated, incorporating the use of various assumptions. Critical assumptions for pension and other postretirement plans include the discount rate and the expected rate of return on plan assets (for funded pension plans). Other assumptions involve demographic factors such as retirement, mortality, turnover and the rate of compensation increases. The Company evaluates assumptions annually and modifies the assumptions as warranted. See Note 20.

Income Taxes    The Company files various United States federal, state and foreign income tax returns. Deferred federal, state and foreign income taxes are provided on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. See Note 16.

Anadarko adopted the provisions of FIN 48 on January 1, 2007. FIN 48 defines the criteria an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance, among other things, on the measurement of the income tax benefit associated with uncertain tax positions, de-recognition, classification, interest and penalties and financial statement disclosures.

Stock-Based Compensation    The Company accounts for stock-based compensation at fair value. The Company grants various types of stock-based awards including stock options, nonvested equity shares (restricted stock awards and units) and performance-based awards. The fair value of stock option awards is determined using the Black-Scholes option pricing model. Restricted stock awards and units are valued using the market price of Anadarko common stock on the grant date. For performance-based awards, the fair value of the market condition portion of the award is measured using a Monte Carlo simulation. The performance condition portion of the performance-based awards is measured at the market price of Anadarko common stock on the grant date. Liability-classified awards are remeasured at estimated fair value at the end of each period based on the specifications of each plan. The Company records compensation cost for stock-based compensation awards over the requisite service period. Compensation cost is recognized net of estimated forfeitures. As each award vests, an adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the vested awards. For equity awards that contain service and market conditions, compensation cost is recorded using the straight-line method. If the requisite service period is satisfied, compensation cost is not adjusted unless the award contains a performance condition. If an award contains a performance condition, expense is recognized only for those shares that ultimately vest using the fair value per share measured at the grant date. See Note 12.

Discontinued Operations and Assets Held for Sale    The Company’s Canadian operations have been classified as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to Anadarko’s continuing operations. Additionally, Anadarko classifies certain significant assets or groups of assets as held for sale should certain criteria be satisfied. Assets held for sale are carried at the

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

lesser of fair value less cost to sell or historical net book value. Assets included in held for sale are expected to be disposed of within a year. Investments accounted for under the equity method and unproved property cannot be classified as held for sale under current accounting rules. See Note 2.

Accounting for Sales of Subsidiary Member Interest    Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (SAB 51), provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB 51 credits or charges, respectively) either in income or in stockholders’ equity. In accordance with the election provided in SAB 51, Anadarko adopted a policy of recording such SAB 51 credits or charges directly to paid-in capital in stockholders’ equity. See Note 3.

Earnings Per Share    The Company’s basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units and performance-based stock awards under the treasury stock method, if including such potential shares of common stock is dilutive. See Note 11.

Recently Issued Accounting Standards Not Yet Adopted    In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and are therefore required to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; early adoption is not permitted. The Company adopted FSP EITF No. 03-6-1 effective January 1, 2009. FSP EITF No. 03-6-1 will not affect Anadarko’s presentation of earnings per share.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 does not change the accounting policy for derivatives, but requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items (if any) are accounted for, and how they affect the Company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for Anadarko for annual and interim periods beginning with the first quarter of 2009. Anadarko did not elect early adoption. SFAS No. 161 is a disclosure requirement that does not affect Anadarko’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), a replacement of SFAS No. 141, “Business Combinations.” SFAS No. 141(R) modifies the accounting for business combinations under SFAS No. 141 and will apply to Anadarko prospectively for future business combinations with an acquisition date on or after January 1, 2009. SFAS No. 141(R) expands the scope of what will qualify as a business combination by expanding the definition of what qualifies as a business. Additionally, for already completed business combinations, SFAS No. 141(R) nullifies EITF Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” such that future changes in estimates of income tax uncertainties that existed at the time of, or arose in connection with past purchase business combinations, will no longer be accounted for as adjustments to goodwill, but instead will be accounted for as adjustments to current income.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, SFAS No. 160 requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. Anadarko will be required to adopt accounting provisions of SFAS No. 160 prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. Presentation and disclosure requirements of SFAS No. 160 will also be applied effective January 1, 2009, but with respect to all periods presented. After adopting SFAS No. 160 in 2009, the Company will apply provisions of this standard to noncontrolling interests created or acquired in future periods. Upon adoption, the Company will reclassify its minority interests to stockholders’ equity.

2. Acquisitions, Divestitures and Other

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

2006
millions except per share amounts
Revenues and other	$13,712
Income from continuing operations	$2,490
Earnings per share from continuing operations — basic	$5.41
Earnings per share from continuing operations — diluted	$5.37

The pro forma information is presented for illustration purposes only, in accordance with the assumptions set forth below. The pro forma information does not reflect any cost savings or other synergies anticipated as a result of the acquisitions or any future acquisition-related expenses. The pro forma adjustments are based on estimates and assumptions. Management believes the estimates and assumptions are reasonable, and that the significant effects of the transactions are properly reflected.

The pro forma information for 2006 is a result of combining the income statement of Anadarko with the pre-acquisition results from January 1, 2006 of Kerr-McGee and Western adjusted for 1) recording pro forma interest expense on debt incurred to acquire Kerr-McGee and Western; 2) DD&A expense of Kerr-McGee and Western calculated based on the adjusted basis of the properties acquired using the purchase method of accounting; and 3) the related income tax effects of these adjustments based on the applicable statutory tax rates. The pro forma information for 2006 has been revised to reflect retrospective application of the successful efforts method of accounting.

Gains (Losses) on Divestitures and Other During 2008, 2007 and 2006, the Company closed several unrelated property divestiture transactions, realizing proceeds of approximately $2.5 billion, $11.1 billion and $1 billion before income taxes, respectively. During 2008, 2007 and 2006, net gains on divestitures were $1.2 billion, $4.7 billion and $26 million, respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

2. Acquisitions, Divestitures and Other (Continued)

During 2008, the Company entered into an agreement to divest its 50% interest in the Peregrino field, offshore Brazil, and certain related assets. The Peregrino divestiture closed in December 2008. Anadarko received approximately $1.4 billion in net after-tax cash proceeds from the sale, recognizing a gain of approximately $800 million. Additionally, in connection with the sale of its interest in the Peregrino field, Anadarko may receive contingent consideration in future periods. Contingent consideration is based on the value of oil produced from properties subject to the sale transaction. The Company has not recorded any amounts for contingent consideration.

The 2007 gains included $4.1 billion related to the divestiture of certain oil and gas properties and $0.6 billion related to the divestiture of certain gathering and processing facilities. The 2006 gains primarily related to the divestiture of certain international oil and gas properties.

In 2008, gains (losses) on divestitures and other, net includes a net $82 million ($52 million after tax) reduction related to corrections resulting from analysis of property records after the adoption of the successful efforts method of accounting. This net amount includes a reduction of $163 million related to 2007. Management concluded that this misstatement was not material relative to 2007 interim and annual results, or to the 2008 periods, and corrected the error in the first quarter of 2008.

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

The following table summarizes the amounts included in income from discontinued operations for all periods presented.

	2008	2007	2006
millions
Revenues and other	$—	$24	$717

Income from discontinued operations	$—	$18	$311
Gain on disposition of discontinued operations	98	8	2,494

Income from discontinued operations before income taxes	98	26	2,805
Income tax expense	35	15	530

Income from discontinued operations, net of taxes	$63	$11	$2,275

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

2. Acquisitions, Divestitures and Other (Continued)

Total income taxes differed from the amount computed by applying the U.S. statutory income tax rate to income from discontinued operations. The sources of these differences are as follows:

	2008	2007	2006
millions except percentages
Income from discontinued operations	$98	$26	$2,805

Statutory tax rate	35%	35%	35%
Tax computed at statutory rate	$34	$9	$982
Adjustment resulting from:
State income taxes (net of federal income tax benefit)	1	—	—
Foreign taxes (less than) greater than federal statutory tax rate	—	(2)	48
Cross border financing	—	—	(45)
Effect of change in Canadian income tax rate	—	—	(79)
Tax on sale of discontinued operations differing from statutory rate	—	8	(376)

Total income tax expense related to discontinued operations	$35	$15	$530
Effective tax rate	36%	58%	19%

Severance and Asset Realignment Expenses During 2007 and 2006, general and administrative expense included charges of $85 million and $77 million, respectively, associated with employee severance and benefits arising from the Company’s post-acquisition asset realignment and restructuring efforts initiated in the fourth quarter of 2006. These expenses were not material in 2008.

During 2007, oil and gas operating expense included charges of $20 million for employee-related severance costs associated with field operations. During 2006, oil and gas operating expense included $5 million related to severance and benefits associated with the Company’s post-acquisition asset realignment and restructuring efforts. At December 31, 2008, there was no remaining liability.

3. Minority Interests

During the second quarter of 2008, Western Gas Partners, LP (WES) completed its initial public offering of 20.8 million common units (representing a 38.4% limited partner interest) for net proceeds of $321 million ($343 million less $22 million for underwriting discounts and structuring fees). WES is a Delaware limited partnership formed by Anadarko to own, operate, acquire and develop midstream assets. Anadarko contributed assets to WES in exchange for an aggregate 59.6% limited partner interest (consisting of common and subordinated limited partner units) in WES, a 2% general partner interest and incentive distribution rights (IDRs). IDRs entitle the holder to specified increasing percentages of cash distributions as WES’s per-unit cash distributions increase. In addition, Anadarko maintains control over the assets owned by WES through sole indirect ownership of the general partner interests. Proceeds from the offering were used to reduce debt.

The common units have preference over the subordinated units with respect to cash distributions. Accordingly, all proceeds from the sale of the common units were recorded as minority interest on the consolidated balance sheet. The subordinated units will convert into an equal number of common units upon termination of the subordination period. Generally, the subordination period will end when either:

(i)	WES has paid at least $0.30 per quarter on each outstanding common unit, subordinated unit and general partner unit for any three consecutive four quarterly periods ending on or after June 30, 2011; or
(ii)	WES has paid at least $0.45 per quarter on each outstanding common unit, subordinated unit and general partner unit for any four consecutive quarters.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

3. Minority Interests (Continued)

When the subordinated units convert to common units, the Company will recognize an increase in additional paid-in capital in stockholders’ equity.

The results of operations and financial position of WES are included in the consolidated financial statements of Anadarko. The portion of WES’ results of operations that is attributable to common units held by the public (units not held by Anadarko) is recorded as minority interests.

Pursuant to the terms of its partnership agreement, WES is required to pay a minimum quarterly distribution of $0.30 per unit to the extent it has sufficient cash available for distribution. During the third quarter of 2008, WES paid a prorated quarterly cash distribution of $0.1582 per unit for the second quarter of 2008, which corresponds to a quarterly distribution of $0.30 per unit on a full quarter basis. In the fourth quarter of 2008, WES paid a quarterly cash distribution of $0.30 per unit for the third quarter of 2008. Subsequent to December 31, 2008, WES declared a quarterly distribution of $0.30 per unit for the fourth quarter of 2008.

On December 19, 2008, WES acquired additional midstream assets from Anadarko for aggregate consideration of $210 million, consisting of a $175 million note payable to Anadarko and the issuance of 2.6 million common units of WES to Anadarko. In addition, WES issued additional general partner units to its general partner, a wholly-owned subsidiary of Anadarko, to allow it to maintain its 2% general partner interest in WES after contribution by Anadarko of its 2% undivided interest in the midstream assets. Anadarko currently holds an aggregate 61.3% limited partner interest in WES.

4. Inventories

The major classes of inventories, which are included in other current assets, are as follows:

	2008	2007
millions
Materials and supplies	$280	$202
Natural gas	51	42
Crude oil and NGLs	89	114

Total	$420	$358

5. Properties and Equipment

A summary of the cost of properties and equipment by function follows:

	2008	2007
millions
Oil and gas (includes unproved properties of $10,428 and $13,106 as of December 31, 2008 and 2007, respectively)	$41,496	$39,219
Gathering, processing and marketing	3,510	2,987
Minerals	1,196	1,198
Other	871	801

Total	$47,073	$44,205

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

5. Properties and Equipment (Continued)

During 2008, 2007 and 2006, the Company recorded provisions for impairments of $211 million, $51 million and $327 million, respectively. Impairments in 2008 include $113 million associated with various oil and gas producing properties in the United States, included in the oil and gas exploration and production operating segment, and $98 million associated with certain gathering and processing facilities in the United States, included in the midstream operating segment, primarily as a result of lower commodity prices at year-end 2008. Impairments in 2006 include a $166 million loss associated with the contract and structural changes in Venezuela and a $139 million impairment related to the decision to suspend construction of the Company’s liquefied natural gas facility in Nova Scotia. Fair value of the assets to be impaired is generally determined by discounting anticipated future net cash flows.

Suspended Exploratory Drilling Costs If an exploratory well provides evidence as to the existence of sufficient quantities of hydrocarbons to justify potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas (generally, deepwater, unconventional gas onshore and international locations) depending upon, among other things, 1) the amount of hydrocarbons discovered, 2) the outcome of planned geological and engineering studies, 3) the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan and 4) the requirement for government sanctioning in certain international locations before proceeding with development activities.

At the end of each quarter, management reviews the status of all suspended exploratory drilling costs in light of ongoing exploration activities — in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are under way and proceeding as planned. If management determines that future appraisal drilling or development activities are unlikely to occur, any associated suspended exploratory drilling costs are expensed in that period.

The following table presents the amount of suspended exploratory drilling costs relating to continuing operations at December 31 for each of the last three years, and changes in those amounts during the years then ended. The table excludes amounts capitalized and subsequently reclassified to proved oil and gas properties or charged to expense in the same year.

	2008	2007	2006
millions

Balance at January 1	$308	$312	$112
Additions pending the determination of proved reserves	211	252	352
Reclassifications to proved properties	(175)	(87)	(57)
Charges to exploration expense	(65)	(169)	(95)

Balance at December 31	$279	$308	$312

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

5. Properties and Equipment (Continued)

The following table presents the total amount of suspended exploratory drilling costs as of December 31, 2008 by geographic area, including the year the costs were originally incurred.

		Year Costs Incurred
	Total	2008	2007	2006
millions

United States — Offshore	$27	$—	$—	$27
United States — Onshore	87	58	25	4
International	165	114	51	—

	$279	$172	$76	$31

Suspended exploratory drilling costs capitalized for a period greater than one year at December 31, 2008 (included in the table above)	$114

Well costs that have been suspended for longer than one year are associated with 12 projects. The majority of such costs associated with projects in the United States are suspended pending the completion of an economic evaluation including, but not limited to, results of additional appraisal drilling, facilities, infrastructure, well test analysis, additional geological and geophysical data and approval of a development plan. The international projects with costs suspended for longer than one year are primarily suspended pending the results of additional appraisal drilling. Management believes these projects with suspended exploratory drilling costs have sufficient quantities of hydrocarbons to justify their potential development and is actively pursuing efforts to assess whether reserves can be attributed to their respective areas. If additional information becomes available that raises substantial doubt regarding the economic or operational viability of any of these projects, the associated costs will be expensed.

6. Investments

Noncontrolling Mandatorily Redeemable Interests    In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets, with an aggregate fair value of approximately $2.9 billion at the time of contribution, to newly formed unconsolidated entities in exchange for non-controlling mandatorily redeemable interests in those entities. The Company accounts for its investment in these entities under the equity method of accounting. At December 31, 2008, the carrying amount of these investments was $2.8 billion, while the carrying amount of notes payable to the investees was $2.9 billion. Anadarko has legal right of setoff and intends to net-settle its obligations under each of the notes payable to the investees and the distributable value of its interest in the corresponding investee. Accordingly, the investments and the obligations are presented net on the consolidated balance sheet and are included in other long-term liabilities - other for all periods presented. Other income (expense) for 2008 and 2007 included interest expense on the notes payable to the investee entities of $(123) million and $(102) million, respectively, and equity in earnings from Anadarko’s investments in the investee entities of $89 million and $98 million, respectively.

Permian LLC In March 2007, Anadarko contributed its working interests in proved and unproved oil and gas properties located in the Permian basin to an unconsolidated entity, Permian Basin LLC (the Permian LLC). Subsequent to its formation, the Permian LLC loaned $1.0 billion to Anadarko for a 35-year term. In exchange for its contribution of assets to the Permian LLC, Anadarko received a noncontrolling mandatorily redeemable interest in that entity, which entitles Anadarko to a LIBOR-based preferred return on the value of the contributed assets ($1 billion), plus a common return consisting of a 5% participation in profits, losses and any residual value

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

6. Investments (Continued)

of the Permian LLC. At December 31, 2008, the priority return rate was 1.97%. Anadarko’s interest also provides Anadarko with limited consent rights with respect to certain matters, such as acquisition and disposition of assets and incurrence of debt. The exchange of oil and gas property interests for the interest in the Permian LLC was accounted for at fair value, which was determined based on the consideration received. Anadarko recognized a gain of approximately $443 million on the exchange.

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

The interest rate on the $1.0 billion 35-year note is LIBOR-based, varies based on Anadarko’s credit rating, and was 3.00% at December 31, 2008. Interest on the note is due quarterly, while principal is due at maturity, subject to the net settlement provision. The note is equal in seniority to Anadarko’s other unsecured unsubordinated indebtedness and contains a maximum 67% debt to capital covenant. The loan was funded through the initial contribution to the Permian LLC by the third-party investor in exchange for a controlling interest in the Permian LLC. Proceeds from the note were used to repay a portion of Anadarko’s acquisition facility debt balance.

Midstream LLCs In July 2007, Anadarko contributed its interests in the Chaney Dell and Midkiff/Benedum natural gas gathering systems and associated processing plants to two separate unconsolidated entities (the Midstream LLCs). Subsequent to their formation, the Midstream LLCs loaned an aggregate of approximately $1.9 billion to Anadarko for a 35-year term. In exchange for its contribution of assets to the Midstream LLCs, Anadarko received noncontrolling mandatorily redeemable interests in the Midstream LLCs, which entitle Anadarko to a LIBOR-based preferred return on the value of the contributed midstream operations ($1.85 billion), plus a common return consisting of a 5% participation in profits, losses and residual value of each of the Midstream LLCs. At December 31, 2008, the priority return rate was 1.91%. Anadarko’s interest also provides Anadarko with limited consent rights with respect to certain matters, such as acquisition and disposition of assets and incurrence of debt. The exchange of the Chaney Dell and Midkiff/Benedum midstream systems for the interests in the Midstream LLCs was accounted for at fair value, which was determined based on the consideration received. Anadarko recognized a gain of approximately $300 million on the exchanges.

The common equity of each of the Midstream LLCs is 95% owned by a third party that also maintains operational control over the assets. Distributions to the Midstream LLC interest holders, including Anadarko, are payable quarterly. Anadarko may separately redeem its interests and the owner of the controlling interest in the Midstream LLCs may separately cause the redemption of Anadarko’s interests after July 2022. Anadarko’s interests are mandatorily redeemable in July 2037. Redemption of Anadarko’s interests for any reason is based on the fair value of Anadarko’s capital account in the respective Midstream LLC and is net-settled against the fair value of Anadarko’s note payable to that entity.

The 35-year notes have a variable LIBOR-based interest rate that varies based on Anadarko’s credit rating, and was 3.00% at December 31, 2008. Interest on the notes is due quarterly, while the principal on the notes is due at maturity, subject to the net settlement provision. The notes are equal in seniority to Anadarko’s other unsecured unsubordinated indebtedness and were funded through the capital contributions to the Midstream LLCs by the third-party investor in exchange for its controlling interests in those entities. Note proceeds were used by Anadarko to repay a portion of Anadarko’s acquisition facility debt balance.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

6. Investments (Continued)

Midstream Financing Arrangement    As further discussed in Note 10, in December 2007, Anadarko and an entity formed by a group of unrelated third-party investors (the Investor) formed Trinity Associates LLC (Trinity). Trinity was initially capitalized with a $100 million cash contribution from Anadarko in exchange for Class A member and managing member interests in Trinity and a $2.2 billion cash contribution from the Investor in exchange for a Class B member cumulative preferred interest. Trinity invested $100 million in a U.S. Government securities money market fund and loaned $2.2 billion to a wholly-owned subsidiary of Anadarko, Midstream Holding. The Company used all of the loan proceeds received by Midstream Holding to repay a portion of the Company’s acquisition facility indebtedness. See Note 10 for additional information about the Midstream Subsidiary Note Payable.

Through its Class A member and managing member interests, Anadarko has significant influence over Trinity and accounts for its investment in Trinity under the equity method of accounting. Trinity’s earnings, which consist primarily of interest income from the Midstream Holding note and the government money market fund investment are to be allocated first to the Investor’s Class B member interest until its cumulative preferred return is satisfied, with the remaining earnings allocated to Anadarko’s Class A member interest. Anadarko absorbs first-dollar losses of Trinity, if any, until its Class A member capital account in Trinity is reduced to zero. As of December 31, 2008, the carrying amount of Anadarko’s investment in Trinity was $100 million and is included in other assets. Investment earnings are included in other income (expense) and were not material.

Other    During the fourth quarter of 2008, Anadarko changed the method of accounting for its investment in Petroritupano, S.A. (Petroritupano), a Venezuelan mixed company, to the cost method. The Company determined that it was no longer appropriate to account for the investment under the equity method. As of December 31, 2008 and 2007, the Company’s investment in Petroritupano was $229 million and $222 million, respectively, and is included in other assets.

7. Goodwill and Other Intangible Assets

During 2008, the carrying amount of goodwill increased $327 million largely attributable to revisions in estimates of deferred tax liabilities recorded upon the acquisitions of Kerr-McGee and Western. Additionally, for certain divestiture transactions completed during 2007, goodwill of $329 million was included in the carrying amount of net assets divested, thereby reducing the realized gain on divestitures. None of Anadarko’s goodwill is deductible for tax purposes.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

7. Goodwill and Other Intangible Assets (Continued)

Changes in the carrying amount of goodwill by segment for 2008 and 2007 are as follows:

	2008			2007
	Oil and Gas Exploration & Production	Midstream	Total	Oil and Gas Exploration & Production	Midstream	Total
millions
Balance at beginning of year	$4,847	$108	$4,955	$4,048	$—	$4,048
Goodwill associated with 2006 acquisitions	298	31	329	901	170	1,071
Goodwill associated with divestitures, including changes in estimates	—	—	—	17	(62)	(45)
Goodwill adjustment related to FIN 48 adoption	—	—	—	(139)	—	(139)
Other changes, net	(2)	—	(2)	20	—	20

Balance at end of year	$5,143	$139	$5,282	$4,847	$108	$4,955

As a result of general economic conditions, declines in commodity prices, and declines in its market capitalization compared to the book value of its stockholders’ equity during the fourth quarter of 2008, the Company determined an interim impairment test as of December 31, 2008 was appropriate. Anadarko tested its goodwill for impairment and concluded there was no impairment at December 31, 2008.

Intangible assets subject to amortization at December 31, 2008 and 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
millions
Balance at December 31, 2008
Drilling contracts	$155	$(153)	$2
Transportation contracts	171	(76)	95
Offshore platform leases	60	(26)	34

	$386	$(255)	$131

Balance at December 31, 2007
Drilling contracts	$155	$(118)	$37
Transportation contracts	171	(38)	133
Offshore platform leases	60	(19)	41

	$386	$(175)	$211

Costs associated with acquired drilling contract intangibles were initially capitalized as intangible assets. Amortization of these costs is recorded to oil and gas properties as exploratory and development drilling costs and ultimately expensed through depletion. In 2008, 2007 and 2006, $35 million, $81 million and $37 million, respectively, of drilling contract intangible value was amortized and recorded to oil and gas properties. Drilling contract intangibles relate to the Company’s oil and gas exploration and production segment.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

7. Goodwill and Other Intangible Assets (Continued)

Costs associated with acquired transportation contract and offshore platform lease intangibles were capitalized as intangible assets. Amortization of these intangible assets reduces earnings. Amortization expense for the transportation contract and offshore platform lease intangibles was $33 million, $47 million and $10 million for 2008, 2007 and 2006, respectively. The net carrying amount for transportation contracts was reduced by a $12 million impairment charge in 2008. Transportation contract intangibles relate to the Company’s marketing segment, and offshore platform lease intangibles relate to the Company’s oil and gas exploration and production segment.

The estimated aggregate amortization expense for all intangible assets for the next five years is $33 million, $23 million, $20 million, $24 million, and $8 million, respectively.

8. Derivative Instruments

The Company is exposed to commodity price and interest rate risk, and management believes it prudent to periodically reduce the Company’s exposure to cash-flow variability resulting from this volatility. Accordingly, the Company enters into certain derivative financial instruments in order to manage exposure to commodity price risk inherent in the Company’s oil and gas production and gas processing operations. Specifically, the Company utilizes futures, swaps and options. Futures contracts and commodity swap agreements are used to fix the price of expected future oil and gas sales at major industry trading locations, such as Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Basis swaps are used to fix or float the price differential between the price of gas at Henry Hub and various other market locations. Options are used to fix a floor and a ceiling price (collar) for expected future oil and gas sales. Derivative financial instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of natural gas and NGLs from the Company’s leased storage facilities. Interest rate swaps are used to fix or float interest rates attributable to the Company’s existing or anticipated indebtedness.

In addition to derivative financial instruments, the Company may also enter into physical-delivery sales contracts to manage cash-flow variability. These contracts call for the receipt or delivery of physical product at a specified location and price, which may be fixed or market-based.

Settlements of any exchange-traded contracts are guaranteed by the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange and are subject to nominal credit risk. Over-the-counter traded swaps, options and physical delivery contracts expose the Company to credit risk to the extent the counterparty is unable to satisfy its settlement commitment. The Company monitors the creditworthiness of each counterparty and assesses the impact, if any, on fair value. In addition, the Company routinely exercises its contractual right to net realized gains against realized losses when settling with its swap and option counterparties.

Oil and Gas Activities    At December 31, 2008 and 2007, the Company was party to derivative financial instruments in order to manage commodity price risk associated with a portion of its expected future sales of its oil and gas production. Effective January 1, 2007, the Company discontinued its application of hedge accounting. As a result of this change, both realized and unrealized gains and losses associated with derivative financial instruments are currently recognized in gas sales and oil and condensate sales as they occur. During 2008, unrealized gains of $892 million and realized losses of $306 million were recognized in natural gas, oil and NGLs sales. During 2007 and 2006, unrealized gains (losses) of $(1,048) million and $837 million, respectively, and realized gains of $576 million and $294 million, respectively, were recognized in natural gas, oil and NGLs sales.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

8. Derivative Instruments (Continued)

The fair value of all oil and gas related derivative instruments (excluding physical-delivery sales contracts) and the accumulated other comprehensive income balance attributable to unrealized gains and losses on oil and gas derivative financial instruments previously designated as cash flow hedges are as follows:

	2008	2007
millions
Fair Value —
Current asset	$513	$47
Current liability	—	(156)
Long-term asset	116	52
Long-term liability	(10)	(207)

Total	$619	$(264)

Accumulated other comprehensive income (loss) before income taxes	$(22)	$(21)
Accumulated other comprehensive income (loss) after income taxes	$(14)	$(14)

Below is a summary of the Company’s financial derivative instruments related to its oil and gas production as of December 31, 2008. The natural gas prices are NYMEX Henry Hub. The crude oil prices reflect a combination of NYMEX Cushing and London Brent Dated.

	2009	2010	2011
Natural Gas
Three-Way Collars (thousand MMBtu/d)	530	—	—
Average price per MMBtu
Ceiling sold price	$11.25	$—	$—
Floor purchased price	$7.50	$—	$—
Floor sold price	$5.45	$—	$—

Basis Swaps (thousand MMBtu/d)	1,200	465	45
Price per MMBtu	$(0.85)	$(1.16)	$(1.74)

MMBtu	— million British thermal units
MMBtu/d	— million British thermal units per day

	2009	2010	2011	2012
Crude Oil
Three-Way Collars (MBbls/d)	48	18	3	2
Average price per barrel
Ceiling sold price	$87.04	$86.76	$86.00	$92.50
Floor purchased price	$52.51	$49.19	$50.00	$50.00
Floor sold price	$37.51	$34.18	$35.00	$35.00

MBbls/d	— thousand barrels per day

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

8. Derivative Instruments (Continued)

Marketing and Trading Activities    Gains and losses attributable to the Company’s marketing and trading derivative instruments (both physically and financially settled) are recognized currently in earnings. The marketing and trading gains and losses attributable to the Company’s production are reported in gas sales, oil and condensate sales and NGLs sales. The marketing and trading gains and losses attributable to third-party production are reported in gathering, processing and marketing sales. The fair values of these derivatives as of December 31, 2008 and 2007 are as follows:

	2008	2007
millions
Fair Value —
Current asset	$62	$37
Current liability	(14)	(25)
Long-term asset	16	4
Long-term liability	(16)	(5)

Total	$48	$11

Interest Rate Derivatives    In anticipation of the refinancing of existing debt obligations, Anadarko entered into swaps to fix interest rates and in doing so mitigated a portion of the risk it had to unfavorable interest rate changes prior to the future issuance of debt. In December 2008, Anadarko entered into three-year forward-looking 10-year swap agreements with a combined notional value of $400 million, a three-year forward-looking 30-year swap agreement with a notional value of $100 million, and four-year forward-looking 30-year swap agreements with a combined notional value of $250 million whereby the Company will pay a fixed interest rate and receive a floating interest rate indexed to the three-month LIBOR rate. Unrealized gains of $3 million on these swaps were recorded to other (income) expense in 2008. In January 2009, Anadarko entered into three-year forward-looking 10-year swap agreements with a combined notional principal amount of $350 million, three-year forward-looking 30-year swap agreements with a combined notional principal amount of $1.15 billion, four-year forward-looking 10-year swap agreements with a combined notional principal amount of $250 million, and four-year forward-looking 30-year swap agreements with a combined notional principal amount of $500 million whereby the Company will pay a fixed interest rate and receive a floating interest rate indexed to the three-month LIBOR rate.

In January 2008, Anadarko entered into 18-month interest rate swaps with an aggregate notional principal amount of $1.0 billion whereby the Company pays a fixed interest rate and receives a floating interest rate indexed to the three-month LIBOR rate. Unrealized and realized losses of $10 million on these swaps were recorded to interest expense in 2008.

The Company’s open interest rate positions, as described above, are as follows:

millions	Start Date	Maturity Date	Weighted-Average Interest Rate
Notional Amount:
$1,000	Current	September 2009	2.74%
$750	October 2011	October 2021	3.16%
$1,250	October 2011	October 2041	3.28%
$250	October 2012	October 2022	3.45%
$750	October 2012	October 2042	3.22%

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

8. Derivative Instruments (Continued)

An interest rate swap entered into in March 2006 having an initial term of 25 years on a notional principal amount of $600 million was settled in September 2007 at a cost of $10 million. At inception, this swap was designated for fair value hedge accounting. Effective January 1, 2007, hedge accounting was discontinued for this swap. The change in the fair value of the hedged debt from the date of inception of the swap through December 31, 2006 was $8 million and is being amortized to interest expense over the remaining term of the debt. As of December 31, 2008, $7 million of this fair value remained to be amortized.

In anticipation of the debt financing associated with the August 2006 acquisitions, Anadarko entered into swap agreements to fix interest rates, thereby mitigating the Company’s exposure to interest rate risk resulting from unfavorable changes in interest rates prior to the Company’s issuance of debt. These swap transactions qualified for cash flow hedge accounting and were accounted for as such. Due to interest rate movements during the hedge period, the Company realized a pretax loss of $211 million ($132 million after tax) upon the settlement of the swap agreements, which occurred in September 2006 at the time of the Company’s debt issuance. This loss was recorded to accumulated other comprehensive income, and is being amortized to interest expense over the term of the related debt. At December 31, 2008, the unamortized balance of the accumulated other comprehensive loss was $163 million pretax, and $104 million after tax. At December 31, 2007, the unamortized balance of the accumulated other comprehensive loss was $187 million pretax, and $119 million after tax.

Fair Value    The fair value of commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, thus resulting in Level 1 categorization of such measurements. The valuation of physical delivery purchase and sale agreements, over-the-counter financial swaps and three-way collars are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instrument. The Company categorizes these measurements as Level 2.

The following table sets forth, by level within the hierarchy, the fair value of the Company’s financial assets and liabilities at December 31, 2008 that are measured at fair value each reporting period.

millions	Level 1	Level 2	Level 3	Netting and Collateral(1)	Total
Assets:
Commodity derivatives	$34	$831	$—	$(161)	$704
Interest rate derivatives	—	3	—	—	3

Total	$34	$834	$—	$(161)	$707

Liabilities:
Commodity derivatives	$(13)	$(186)	$—	$158	$(41)
Interest rate derivatives	—	(10)	—	—	(10)

Total	$(13)	$(196)	$—	$158	$(51)

(1)

Represents the impact of netting assets, liabilities and collateral with counterparties with which the right of setoff exists. Cash collateral held by counterparties was $10 million at December 31, 2008. Cash collateral held by Anadarko was $3 million at December 31, 2008.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

8. Derivative Instruments (Continued)

The following table reconciles changes in the fair value of the net derivative assets (liabilities) classified as Level 3 in the fair value hierarchy.

millions	2008
Beginning balance as of January 1	$(291)
Realized and unrealized gains (losses)	(874)
Purchases, issuances and settlements	38
Transfers in and/or out of Level 3	1,127

Ending balance as of December 31	$—

Transfers out of Level 3 resulted from the Company’s second-quarter 2008 implementation of a marketing system which utilizes observable market data or interpolates valuations using observable market data for all significant inputs.

9. Asset Retirement Obligations

The majority of Anadarko’s asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The following table provides a rollforward of the asset retirement obligations. Liabilities settled include, among other things, asset retirement obligations that were assumed by the purchasers of divested properties. Revisions to estimated liabilities during the period relate primarily to changes in estimates of asset retirement costs and include, among other things, revisions of estimated inflation rates, changes in property lives and the expected timing of settling asset retirement obligations.

	2008	2007
millions
Carrying amount of asset retirement obligations at beginning of year	$1,101	$1,050
Liabilities incurred	84	51
Liabilities settled	(84)	(170)
Accretion expense	70	61
Revisions in estimated liabilities	197	109

Carrying amount of asset retirement obligations at end of year	$1,368	$1,101

At December 31, 2008 and 2007, long-term asset retirement obligations of $1,351 million and $1,058 million, respectively, were included in other long-term liabilities.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

10. Debt and Interest Expense

	December 31,
	2008		2007
	Principal	Carrying Value	Principal	Carrying Value
millions
Acquisition Facility	$—	$—	$1,000	$1,000
3.25% Notes due 2008	—	—	350	350
6.75% Notes due 2008	—	—	47	46
7.30% Notes due 2009	52	52	52	52
Floating Rate Notes due 2009	1,420	1,420	2,000	2,000
6.75% Notes due 2011	950	934	950	927
6.875% Notes due 2011	675	695	675	702
6.125% Notes due 2012	170	169	170	169
5.00% Notes due 2012	82	82	82	82
5.95% Notes due 2016	1,750	1,744	1,750	1,743
7.05% Debentures due 2018	114	108	114	107
6.95% Notes due 2024	650	674	650	675
7.50% Debenture due 2026	112	106	112	106
7.00% Debentures due 2027	54	54	54	54
7.125% Debentures due 2027	150	157	150	157
6.625% Debentures due 2028	17	17	17	17
7.15% Debentures due 2028	235	215	235	214
7.20% Debentures due 2029	135	135	135	135
7.95% Debentures due 2029	117	116	117	116
7.50% Notes due 2031	900	856	900	855
7.875% Notes due 2031	500	581	500	583
Zero Coupon Notes due 2036	2,360	561	2,360	533
6.45% Notes due 2036	1,750	1,742	1,750	1,742
7.73% Debentures due 2096	61	61	61	61
7.50% Debentures due 2096	78	72	78	72
7.25% Debentures due 2096	49	49	49	49
Midstream Subsidiary Note Payable to a Related Party due 2012	1,739	1,739	2,200	2,200

Total debt	14,120	12,339	16,558	14,747
Less:
Current maturities	1,472	1,472	1,397	1,396

Total long-term debt	$12,648	$10,867	$15,161	$13,351

Except for Anadarko’s Midstream Subsidiary Note Payable to a Related Party (see following discussion), none of the Company’s notes, debentures or credit agreements contain credit-rating triggers that result in accelerating debt maturity. All of the Company’s debt is senior unsecured debt; therefore, all debt has equal priority with respect to the payment of principal and interest.

The net unamortized debt discount, represented in the table above, of $1.8 billion as of December 31, 2008 and 2007 is being amortized to interest expense over the terms of the related debt. See Note 6 for Anadarko’s notes payable to certain investees that do not affect the reported debt balance.

Current and Long-term Debt — non-affiliates During 2008, the Company retired for cash an aggregate principal amount of $2.4 billion of debt that was outstanding as of December 31, 2007. As of December 31, 2007, current

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

10. Debt and Interest Expense (Continued)

debt included $1 billion under a variable-rate 354-day facility. This facility was fully repaid and concurrently retired in February 2008.

During 2008, the Company retired $580 million aggregate principal amount of Floating Rate Notes due 2009 and recognized a gain of $15 million, which is included in interest expense. The Floating Rate Notes due 2009 had an average interest rate of approximately 2.40% and 5.39% at December 31, 2008 and 2007, respectively.

In October 2006, the Company received $500 million of proceeds from a private offering of Zero Coupon Senior Notes due 2036 with an aggregate principal amount at maturity of $2.4 billion. The Company initially recorded the note in long-term debt at the proceeds amount. The carrying amount as of December 31, 2008 includes an increase of $28 million, $28 million and $5 million related to accretion expense recognized in 2008, 2007 and 2006, respectively. The notes were issued with a yield to maturity of 5.24%, and the holder has an option to put the notes back to the Company annually, starting in 2010, at the accreted value, which approximates carrying value.

Midstream Subsidiary Note Payable to a Related Party In December 2007, Anadarko and the Investor formed Trinity, with initial capitalization totaling $2.3 billion. Note 6 provides additional information about Anadarko’s interest in Trinity. Trinity extended a $2.2 billion loan to a wholly-owned subsidiary of Anadarko, referred to herein as Midstream Holding, which holds and operates substantially all of Anadarko’s midstream assets, directly and through its subsidiaries. The Company used all of the loan proceeds received by Midstream Holding to repay a portion of the Company’s acquisition facility indebtedness.

The principal balance owed by Midstream Holding to Trinity is reflected in the accompanying consolidated balance sheet as Midstream Subsidiary Note Payable to a Related Party. The loan has an initial maturity date of December 27, 2012, subject to renewals for additional five-year periods on market terms at the time of renewal. Interest on the loan is based on three-month LIBOR plus a margin. The rate in effect at the beginning of 2009 is 2.51%.

Midstream Holding may repay the loan in whole or in part at any time prior to maturity. In December 2008, Anadarko provided a parental guaranty for the payment of principal and interest on the remaining balance of the Midstream Subsidiary Note Payable to a Related Party in exchange for the removal of various covenants in the loan agreement, including a ceiling on the maximum ratio of debt to earnings before interest, taxes, depreciation and amortization as defined in the loan agreement. Midstream Holding was in compliance with all previously existing covenants as of the date the Anadarko parental guaranty was provided. The amended loan agreement requires customary representations and warranties and affirmative and negative covenants, and includes the same financial covenants as the Revolving Credit Agreement (RCA) discussed below. The Midstream Subsidiary Note Payable to a Related Party has the same priority with respect to the payment of principal and interest as Anadarko’s other debt.

Following a sale or transfer of assets to third parties or other entities within the Anadarko consolidated group, Midstream Holding and/or its subsidiaries will be required to repay a portion of the loan principal. Further, maturity of the loan could be accelerated if Anadarko’s senior unsecured credit rating were to be rated below “BB-” by Standard and Poor’s (S&P) or “Ba3” by Moody’s Investors Service (Moody’s). As of December 31, 2008, the Company was in compliance with all covenants, and S&P and Moody’s rated the Company’s debt at “BBB-” and “Baa3”, respectively.

Revolving Credit Agreement In March 2008, the Company entered into a $1.3 billion, five-year RCA with a syndicate of United States and foreign lenders. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. The RCA has a maximum 65% debt to total book capitalization covenant (excluding non-cash

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

10. Debt and Interest Expense (Continued)

charges). The RCA terminates in March 2013. The RCA replaced a $750 million revolving credit facility which was scheduled to mature in 2009 and was retired. As of December 31, 2008, the Company had no outstanding borrowings under the RCA. Anadarko was in compliance with existing covenants and the full amount of the RCA was available for borrowing at December 31, 2008.

Scheduled Maturities Total maturities related to debt for the five years ending December 31, 2013 are shown below.

millions
2009	$1,472
2010	—
2011	1,625
2012	1,990
2013	—

Fair Value The fair value of debt at December 31, 2008 and 2007 was $11.3 billion and $15.2 billion, respectively, and is the estimated amount the Company would have to pay to repurchase the debt, including any premium or discount to the debt holder for the differential between stated interest rate and year-end market rate. The fair values are based on quoted market prices and, where such quotes were unavailable, on the average valuation in effect at year-end of similar debt instruments.

Interest Expense The following table summarizes the amounts included in interest expense.

	2008	2007	2006
millions
Interest Expense
Gross interest expense—
Current debt, long-term debt and other	$756	$1,212	$730
Midstream subsidiary note payable to a related party	109	2	—
Capitalized interest*	(123)	(122)	(80)

Net interest expense	$742	$1,092	$650

*	Included in 2008 is additional capitalized interest related to a prior period of $16 million.

See Note 6 for interest expense incurred on certain notes payable to unconsolidated affiliates which is reported in other (income) expense.

11. Stockholders’ Equity

Common Stock In May 2006, the Company’s shareholders approved an increase in authorized shares so Anadarko could complete a two-for-one stock split to be implemented in the form of a stock dividend. The distribution date was May 26, 2006 to stockholders of record on May 12, 2006. In addition, the Company’s Board of Directors approved the retirement of the Company’s existing treasury stock prior to the stock split distribution date. The book value of the treasury shares was allocated to common stock, paid-in capital and

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

11. Stockholders’ Equity (Continued)

retained earnings at the time of retirement. Except for the presentation of common shares authorized and issued on the consolidated balance sheet and shares presented in the table below, all share and per share information has been revised to give retroactive effect to the stock split.

In August 2008, the Company announced a $5 billion share-repurchase program under which shares may be repurchased either in the open market or through privately negotiated transactions. The program is authorized to extend through August 2011 and replaces the $1 billion stock buyback program authorized in 2005. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During 2008 and 2006, Anadarko purchased 10.0 million and 2.5 million shares of common stock for $600 million and $118 million, respectively, under these programs through purchases in the open market and under share-repurchase agreements. During 2007, no shares were repurchased under the program in effect at that time.

The changes in the Company’s shares of common stock are as follows:

	2008	2007	2006
millions
Shares of common stock issued
Beginning of year	469	463	264
Exercise of stock options	1	4	3
Issuance of restricted stock	2	2	2
Retirement of treasury stock	—	—	(36)
Two-for-one stock split	—	—	230

End of year	472	469	463

Shares of common stock held in treasury
Beginning of year	1	—	34
Purchase of treasury stock	10	—	1
Shares received for restricted stock vested and options exercised	1	1	1
Retirement of treasury stock	—	—	(36)

End of year	12	1	—

Shares of common stock outstanding at end of year	460	468	463

The number of shares of common stock issued and outstanding presented in the table above excludes 4 million shares held by the Anadarko Petroleum Corporation Executives and Directors Benefits Trust, a grantor trust associated with the Company’s obligations under certain of its pension and deferred compensation plans.

For all periods presented, quarterly dividends of nine cents per share were paid to holders of common stock. As of December 31, 2008, the covenants in certain of the Company’s agreements provided for a maximum capitalization ratio of 65% debt. Although these covenants do not specifically restrict the payment of dividends, the impact of dividends paid on the Company’s debt to total capitalization ratio must be considered prior to the payment of dividends in order to ensure the maximum debt to total capitalization ratio is not exceeded. Based on these covenants, as of December 31, 2008, retained earnings of approximately $12.3 billion were not limited as to the payment of dividends.

Under the Anadarko Stockholders Rights Plan, rights were attached automatically to each outstanding share of common stock in 1998. Each right entitled stockholders to purchase from the Company 1/1000th of a share of a new series of junior participating preferred stock at an exercise price of $175 in the event a person or group acquired 15% or more of Anadarko common stock or announced a tender offer or exchange offer, the

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

11. Stockholders’ Equity (Continued)

consummation of which would result in ownership by a person or group of 15% or more of Anadarko common stock. The rights expired in November 2008.

The reconciliation between basic and diluted EPS from continuing operations is as follows:

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
millions except per share amounts
Basic EPS
Income from continuing operations	$3,198			$3,770			$2,474
Preferred stock dividends	1			3			3

Income from continuing operations available to common stockholders	$3,197	465	$6.87	$3,767	465	$8.09	$2,471	460	$5.37

Diluted EPS
Effect of dilutive stock options, restricted stock and performance-based stock awards	—	3		—	3		—	4

Income from continuing operations available to common stockholders	$3,197	468	$6.84	$3,767	468	$8.05	$2,471	464	$5.33

For the years ended December 31, 2008, 2007 and 2006, awards for 2.9 million, 2.5 million and 1.8 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because their inclusion would have been anti-dilutive.

See Note 12 for information related to common stock issued under stock-based compensation plans.

Preferred Stock In the second quarter of 2008, Anadarko redeemed and subsequently retired its 5.46% Series B Cumulative Preferred Stock issued in the form of 0.5 million Depositary Shares for $45 million. Each Depositary Share represented 1/10th of a share of 5.46% Series B Cumulative Preferred Stock. Holders of the shares were entitled to receive, when, and as declared by the Board of Directors, cumulative cash dividends at an annual dividend rate of $5.46 per Depositary Share.

Anadarko repurchased $1 million and $43 million of preferred stock during 2007 and 2006, respectively. Dividends of $27.30 per share for 2008 and $54.60 per share for 2007 and 2006 (equivalent to $2.73 and $5.46, respectively, per Depositary Share) were paid to holders of preferred stock.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

12. Stock-Based Compensation

Activities and balances presented include amounts associated with discontinued operations. All share and per share information presented has been revised to give retroactive effect to the May 2006 two-for-one stock split that was implemented in the form of a stock dividend. See Note 11.

The Company generally issues new shares to satisfy employee share-based payment plans. At December 31, 2008, 32 million shares of the 35 million shares of Anadarko common stock originally authorized for awards under the active share-based compensation plans remain available for future issuance. The number of shares available is reduced by awards granted. A summary of stock-based compensation cost is presented below:

	2008	2007	2006
millions
Compensation cost:
Restricted stock	$131	$115	$53
Value Creation Plan and other	43	55	26

Total compensation cost, pretax	174	170	79

Income tax benefit	63	62	26

For 2008, 2007 and 2006, $9 million, $23 million and $36 million, respectively, in excess tax benefits were included in cash flow from financing activities. Cash received from stock option exercises for 2008, 2007 and 2006 was $14 million, $89 million and $91 million, respectively.

Equity Classified Awards

Stock Options Certain employees may be granted options to purchase shares of Anadarko common stock under the 2008 Omnibus Incentive Compensation Plan (Omnibus Plan). Stock options are granted with an exercise price equal to, or greater than, the fair market value of Anadarko common stock on the date of grant and have a maximum term of seven years from the date of grant. Stock options vest over service periods ranging from three to four years. Prior to May 2008, employees were granted options under the 1999 Stock Incentive Plan (1999 Plan). Some of the option grants made prior to the termination of the 1999 Plan are still outstanding. Outstanding grants will terminate at the earlier of seven years from the date of grant or the date of exercise.

Nonemployee directors may be granted nonqualified stock options under the 2008 Director Compensation Plan (Director Plan). Stock options are granted with an exercise price equal to the fair market value of Anadarko common stock on the date of grant and have a maximum term of ten years from the date of grant. Stock options vest over a one year service period from the date of grant. Prior to May 2008, nonemployee directors were granted options under the 1998 Director Stock Plan (1998 Plan). Some of the option grants made prior to the termination of the 1998 Plan are still outstanding. Outstanding grants will terminate at the earlier of ten years from the date of grant or the date of exercise.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

12. Stock-Based Compensation (Continued)

The fair value of stock option awards is determined using the Black-Scholes option pricing model. The expected life of the option is estimated based upon historical exercise behavior. The expected forfeiture rate was estimated based upon historical forfeiture experience. The volatility assumption was estimated based upon expectations of volatility over the life of the option as measured by historical and implied volatility. The risk-free interest rate was based on the U.S. Treasury rate for a term commensurate with the expected life of the option. The dividend yield was based upon a 12-month average dividend yield. The Company used the following weighted-average assumptions to estimate the fair value of stock options granted during 2008, 2007 and 2006.

	2008	2007	2006
Expected option life — years	4.9	5.0	5.0
Volatility	37.3%	28.9%	29.8%
Risk-free interest rate	2.5%	4.4%	4.4%
Dividend yield	0.6%	0.8%	0.8%

A summary of stock option activity for the year ended December 31, 2008 is presented below:

	Shares (millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2008	4.73	$42.42
Granted	2.14	$41.60
Exercised	(0.41)	$33.84
Forfeited or expired	(0.07)	$52.92

Outstanding at December 31, 2008	6.39	$42.59	5.2	$22

Vested or expected to vest at December 31, 2008	6.27	$42.51	5.2	$22

Exercisable at December 31, 2008	2.98	$38.88	4.0	$17

The weighted-average grant-date fair value of stock options granted during 2008, 2007 and 2006 was $13.93, $16.51 and $15.44, respectively, using the Black-Scholes option pricing model. The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $12 million, $79 million and $107 million, respectively, based on the difference between the market price at the exercise date and the option price. As of December 31, 2008, there was $42 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Certain employees may be granted restricted stock in the form of restricted stock awards or restricted stock units under the Omnibus Plan. Restricted stock is subject to forfeiture restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock awards have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares. A restricted stock unit is equivalent to a restricted stock award with the exception that unit holders receive cash dividend equivalents during the restriction period and do not have the right to vote the units. Restricted stock vests over service periods ranging from the date of grant up to four years. Restricted stock is not considered issued and outstanding until it vests. Prior to May 2008, employees were granted restricted stock under the 1999 Plan.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

12. Stock-Based Compensation (Continued)

Nonemployee directors are granted deferred shares under the Director Plan. These deferred shares are held in trust by the Company, and they become payable when the director retires from the Board of Directors. Prior to May 2008, nonemployee directors were granted deferred shares under the 1998 Plan.

A summary of restricted stock activity for the year ended December 31, 2008 is presented below:

	Shares (millions)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2008	4.70	$50.17
Granted	2.41	$61.20
Vested	(2.16)	$49.21
Forfeited	(0.19)	$54.43

Nonvested at December 31, 2008	4.76	$56.01

The weighted-average grant-date fair value of restricted stock granted during 2007 and 2006 was $52.53 and $48.88, respectively. The total fair value of restricted shares vested during 2008, 2007 and 2006 was $110 million, $119 million and $84 million, respectively, based on the market price at the vesting date. As of December 31, 2008, there was $202 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years.

Performance-Based Share Awards Key officers of the Company were provided Performance Unit Agreements with three-year terms ending in 2007, 2008 and 2009 under the 1999 Plan. These agreements provided for the issuance of up to a maximum of 200,400 shares of Anadarko common stock after a three-year performance period that ended in 2007, a maximum of 506,000 shares of Anadarko common stock after a three-year performance period ending in 2008 and a maximum of 358,200 shares of Anadarko common stock after a three-year performance period ending in 2009. The number of shares to be issued was determined based on a market objective and a performance objective with both objectives equally weighted. The number of shares to be issued with respect to the market objective was determined by comparing the Company’s total shareholder return to the total shareholder return of a predetermined group of peer companies over the performance period. The number of shares to be issued with respect to the performance objective was determined based on the Company’s return on capital over the performance period. The fair value per share for the performance conditions is $31.54, $47.14 and $49.86 for the agreements related to the three-year periods ending 2007, 2008 and 2009, respectively. No shares were awarded to current key officers for the performance period that ended in 2007. During 2007 and 2006, 24,700 shares and 73,200 shares, respectively, were issued under these agreements with a fair value of $1 million and $3 million, respectively, to certain key officers upon termination of their employment with the Company.

In November 2007, the Company cancelled, without value and subject to approval by the key officers, the two outstanding Performance Unit Agreements that had performance periods ending in 2008 and 2009. All key officers agreed to the cancellation of these agreements which provided for the issuance of up to 712,000 shares based on performance.

In November 2007, two new Performance Unit Agreements were awarded to key officers. The number of shares awarded under these agreements is based solely on a comparison of the Company’s total shareholder return to the total shareholder return of a predetermined group of peer companies over performance periods ranging from one to three years. The first new award, the transitional award, provides for a performance period commencing in 2008 and for the issuance of up to a maximum of 184,512 shares of Anadarko common stock after a one-year performance period ending in 2008, and a maximum of 184,512 shares of Anadarko common

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

12. Stock-Based Compensation (Continued)

stock after a two-year performance period ending in 2009. This transitional award resulted in incremental compensation cost of $7 million attributable to the modification of the awards which will be recognized along with the cost of the original award over the life of the new award. The second new award provides for a performance period beginning in 2008 and for the issuance of up to a maximum of 282,700 shares of Anadarko common stock after a two-year performance period ending in 2009 and a maximum of 282,700 shares of Anadarko common stock after a three-year performance period ending in 2010. No shares were awarded to current key officers for the performance period that ended in 2008. During 2008, 11,862 shares were issued under these agreements with a fair value of $0.9 million to a key officer upon termination of employment with the Company.

Anadarko and a key officer of the Company entered into a Performance Unit Agreement under the 1999 Plan. The agreement provided for issuance of up to 160,000 shares of Anadarko common stock after a two-year performance period that ended in 2005 and a four-year performance period that ended in 2007. The number of shares to be issued was determined by comparing the Company’s total shareholder return to the total shareholder return of a predetermined group of peer companies. During 2008, no shares were issued for the performance period that ended in 2007. During 2006, 28,800 shares were issued for the performance period that ended in 2005 with a fair value of $2 million.

As of December 31, 2008, there was $14 million of total estimated unrecognized compensation cost related to performance-based share awards, which is expected to be recognized over a weighted-average period of 1.4 years.

Liability Classified Awards

Value Creation Plan The Company has adopted a cash incentive program that provides employees the opportunity to earn cash bonus awards based on the Company’s total shareholder return for the year compared to the total shareholder return of a predetermined group of peer companies. As of December 31, 2008, there was no liability for the 2008 performance period.

Performance-Based Unit Awards In November 2008, key officers of the Company were provided Performance Unit Agreements with a two-year performance period ending in 2010 and a three-year performance period ending in 2011 under the Omnibus Plan. The vesting of these units is based solely on comparing the Company’s total shareholder return to the total shareholder return of a predetermined group of peer companies over the specified performance period. Each performance unit represents the value of one share of the Company’s common stock. At the end of each performance period, the value of the vested performance units, if any, will be paid in cash. As of December 31, 2008, the liability under performance-based unit awards was $1 million, and there was $17 million of total estimated unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted-average period of 2.5 years.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

13. Commitments

Leases    The Company has $3.9 billion in long-term drilling rig commitments that satisfy operating lease criteria. The Company also has various commitments under noncancelable operating lease agreements of $0.9 billion for production platforms and equipment, buildings, facilities and aircraft. These operating leases expire at various dates through 2024. Certain of these operating leases contain residual value guarantees at the end of the lease term; however, at December 31, 2008, no material liabilities were accrued for these guarantees. At December 31, 2008, future minimum lease payments under existing operating leases are as follows:

Operating Leases
millions
2009	$1,193
2010	1,095
2011	938
2012	781
2013	382
Later years	369

Total future minimum lease payments	$4,758

Total rent expense, net of sublease income, amounted to $226 million in 2008, $229 million in 2007 and $125 million in 2006. Total rent expense includes contingent rent expense related to processing fees of $32 million, $6 million and $14 million in 2008, 2007 and 2006, respectively.

Drilling Rig Commitments Anadarko has entered into various agreements to secure a portion of the drilling rigs necessary to execute its drilling plans over the next several years. The table of future minimum lease payments above includes approximately $3.4 billion related to six offshore drilling vessels and $420 million related to certain contracts for onshore United States drilling rigs. In February 2008, the Company extended the term of one of its drilling rig contracts, resulting in an additional $586 million of minimum lease payments for the years 2010 through 2013 that are included in the above table. The portion of these lease payments associated with exploratory wells and development wells, net of amounts billed to partners, will initially be capitalized as a component of oil and gas properties, and either depreciated in future periods or written off as exploration expense.

Production Platforms During 2004, Anadarko and a group of energy companies (Atwater Valley Producers Group) executed agreements with third parties for the dedication, processing and gathering of natural gas and condensate production from several natural gas fields in the deepwater Gulf of Mexico. Third parties constructed and own Independence Hub, a semi-submersible platform in the deepwater Gulf of Mexico. Anadarko became operator of the platform structure upon mechanical completion in 2007. First production from Anadarko’s discoveries to be processed on the facility began in 2007.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

13. Commitments (Continued)

The table of future minimum lease payments above includes $105 million related to the monthly demand charges due under the above-described agreements. The agreements do not contain any purchase options, purchase obligations or value guarantees.

Spar Platform and Production Vessel Leases Anadarko has operating leases related to certain spar platforms in the Gulf of Mexico and a floating production, storage and offloading vessel in China. The table of future minimum lease payments above includes approximately $482 million for these agreements. These agreements also contain residual value guarantees totaling $37 million at the end of the lease periods.

Buildings The table of future minimum lease payments above includes the Company’s lease payment obligations of $113 million related to office building leases. The Company leases two corporate office buildings located in The Woodlands, Texas and another corporate office building located in Denver, Colorado. The lease term on the office buildings located in The Woodlands, Texas is seven years and contains various covenants including covenants regarding the Company’s financial condition. Default under the lease, including violation of these covenants, could require the Company to purchase the facilities for a specified amount, which approximates the lessor’s original cost of $214 million. As of December 31, 2008, the Company was in compliance with these covenants. The Company has provided a residual value guarantee for any deficiency of up to $187 million if the properties are sold for less than the lease balance. Currently, management does not believe it is probable that the fair market value of the properties will be less than the lease balance at the end of the lease term. As of December 31, 2008, the carrying amount of the residual value guarantee was not material.

Aircraft The table of future minimum lease payments above includes the Company’s lease payment obligations of $23 million related to aircraft leases. Some of these leases provide for a residual value guarantee for any deficiency resulting from a sale of aircraft for less than the sale option amount (approximately $33 million in the aggregate). In addition, the Company is entitled to any proceeds from a sale of an aircraft in excess of the sale option amount.

Other Equipment Leases Included in the table of future minimum lease payments above are lease payments of approximately $112 million related to equipment associated with various gas gathering and processing systems. In the event the Company does not purchase the equipment at the end of the leases, the Company may be required to make payments in connection with residual value guarantees for a total of up to $36 million.

Other Commitments    In the normal course of business, the Company enters into other contractual agreements to purchase natural gas or crude oil, pipeline capacity, storage capacity, utilities and other services. Aggregate future payments under these contracts total $2.1 billion, of which $639 million is expected to be paid in 2009, $458 million in 2010, $274 million in 2011, $230 million in 2012, $146 million in 2013 and $369 million thereafter.

Sale of Future Hard Minerals Royalty Revenues In 2004, the Company conveyed a limited-term non-participating royalty interest, which was carved out of the Company’s existing royalty interests, that entitles a third party to receive future coal and trona royalty revenue over an 11-year period. Additionally, the third party is entitled to receive 5% of the aggregate royalties earned during the first ten years of the agreement that exceed $400 million. The specified cumulative future amount that the third-party investor expects to receive, prior to the 5% of any excess royalties described above, is $123 million. This amount and the payment timing are subject to change based upon the actual royalties received by the Company during the term of the agreement. The third party relies solely on royalty payments to recover its investment; therefore, the third party bears the risk associated with the royalties being insufficient to recover the original investment over the term of the agreement.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

13. Commitments (Continued)

Proceeds from this transaction were accounted for as deferred revenues and classified as liabilities on the balance sheet. The deferred revenues are amortized to other sales on a unit-of-revenue basis over the term of the agreement. For each of the years 2008, 2007 and 2006, the Company amortized $16 million of deferred revenues to other sales revenues related to this agreement.

14. Contingencies

General    Litigation charges of $112 million, $56 million and $16 million were expensed during 2008, 2007 and 2006, respectively. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

Litigation    The Company is subject to various claims from its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis for royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee, and 117 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company’s present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. The discovery process is ongoing. The court has entered an order whereby the case will be tried in phases. The claims against the Company have yet to be set for trial. Prior to its acquisition by Anadarko, Kerr-McGee reached a settlement with the government; however, the court has permitted Mr. Wright to conduct additional discovery to test the reasonableness of the settlement. Discovery is currently underway. Management has accrued a liability for only the settlement amount. The Company believes that an additional loss, if any, is unlikely to have a material adverse effect on Anadarko’s financial position, results of operations or cash flows.

The Company was named as a defendant in a class action lawsuit styled Ivan J. Simmons, Madaline M. Thompson and Gaylon Lee Mitchusson v. Anadarko Petroleum Corporation, which was filed in February 2004 and is pending in the District Court in Caddo County, Oklahoma. In January 2008, the District Judge certified a statewide class of royalty interest owners. The parties have executed a settlement agreement which was approved by the presiding judge in December 2008. Under the terms of the settlement agreement, Anadarko paid $155 million to resolve all claims and obtain a broad form release.

Deepwater Royalty Relief Act    In 1995, the United States Congress passed the Deepwater Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalty on certain federal leases located in the deep waters of the Gulf of Mexico. After the passage of the DWRRA, the Minerals Management Service (MMS), an agency of the Department of the Interior (DOI), inserted price thresholds into leases issued in 1996, 1997 and 2000 that effectively eliminated this royalty relief if these

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

14. Contingencies (Continued)

price thresholds were exceeded. The 1998 and 1999 leases did not contain price threshold provisions. The Company currently owns interests in several deepwater Gulf of Mexico leases granted during the 1996-2000 time period (some originally owned by Kerr-McGee). In January 2006, the DOI issued an order (the 2006 Order) to Kerr-McGee Oil and Gas Corporation (KMOG), a subsidiary of Kerr-McGee, to pay oil and gas royalties and accrued interest on KMOG’s deepwater Gulf of Mexico production associated with eight 1996, 1997 and 2000 leases, for which KMOG believes royalties are suspended under the DWRRA. The 2006 Order is based on the assertion that the DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices exceed certain levels specified by DOI. KMOG believes that the DOI does not have the discretion to eliminate royalty relief on the DWRRA leases issued 1996 through 2000 and accordingly, is contesting the 2006 Order. In that regard, on March 17, 2006, KMOG filed a lawsuit styled Kerr-McGee Oil and Gas Corp. v. C. Stephen Allred, Assistant Secretary for Land & Minerals Mgt. and the Dept of the Interior (Kerr-McGee v Allred) in the U.S. District Court for the Western District of Louisiana against the DOI for injunctive and declaratory relief with respect to the DOI’s claims for additional royalties on the eight leases listed in the 2006 Order. KMOG and the DOI unsuccessfully mediated the dispute.

In May 2007, KMOG filed a motion for summary judgment, and in October 2007 the District Court for the Western District of Louisiana ruled in favor of KMOG on the eight leases before the court. The DOI appealed the decision to the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit). In January 2009, a three judge Fifth Circuit panel unanimously affirmed the District Court’s ruling in favor of KMOG. The DOI has until late March 2009 to file for a rehearing by the Fifth Circuit.

During September 2008, the MMS issued to Anadarko another order (the 2008 Order) to perform restructured accounting and pay royalties covering 17 deepwater leases, including seven leases covered by the 2006 Order. The DOI, relying upon its position that it has the discretion to eliminate royalty relief under the DWRRA through price thresholds, is seeking payment for alleged “past due” oil and gas royalties for years 2003 (gas only) and 2004 through 2007 plus interest. Generally, the 2008 Order covers time periods not included in the 2006 Order. In October 2008, Anadarko filed an administrative appeal of the 2008 Order with the MMS and requested approval from the MMS to self-bond. The 2008 Order is stayed pending the final non-appealable judgment of Kerr-McGee v Allred.

The Company has accrued a liability of approximately $600 million, which, as of December 31, 2008, is equal to the royalties (plus accrued interest) that could be owed on the leases listed in the 2006 Order and the 2008 Order and other 1996, 1997 and 2000 leases granted to the Company in the Gulf of Mexico that contain similar price threshold provisions as the leases currently in dispute under the 2006 Order and the 2008 Order. The liability will continue to be adjusted monthly as production is sold and sales prices are confirmed, until the resolution of the matter is final. Under the applicable statutes, regulations and lease terms attributable to the 1998 and 1999 leases, no royalties are owed on production from these leases until the applicable royalty suspension volumes are exhausted; accordingly, no amounts have been accrued for potential royalty payments under those leases.

Guarantees and Indemnifications    Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly-owned subsidiary that held Kerr-McGee’s chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. As of December 31, 2008, the Company has a $96 million liability recorded for the guarantee obligation.

The Company is guarantor for specific financial obligations of a trona mining affiliate. The investment in this entity is accounted for using the equity method. The Company has guaranteed a portion of amounts due under a term loan. The Company’s guarantee under the term loan expires in 2010, coinciding with the maturity of

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

14. Contingencies (Continued)

that agreement. The Company would be obligated to pay $15 million under the term loan if the affiliate defaulted on the obligation. No liability has been recognized for this guarantee as of December 31, 2008.

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

The Company also provides certain indemnifications in relation to dispositions of assets. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for potential future audit adjustments that may be imposed by the Canadian taxing authorities for tax years prior to the sale. During 2008, the purchaser notified Anadarko that $90 million of the indemnity is no longer relevant as a result of the effective settlement of the underlying contingent obligation. Accordingly, the Company reversed a portion of its recorded liability. The Company believes it is probable that the remaining indemnification will be settled with the purchaser in cash. At December 31, 2008, other long-term liabilities included a $40 million liability for this contingency.

Other    The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material effect on the Company’s financial position, results of operations or cash flow of the Company.

Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of December 31, 2008, the Company’s balance sheet included a $119 million liability for remediation and reclamation obligations, most of which were incurred by companies that Anadarko has acquired. The Company continually monitors the liability recorded and the remediation and reclamation process.

15. Other Taxes

Taxes incurred, other than income taxes, are as follows:

	2008	2007	2006
Production and severance	$1,135	$998	$339
Ad valorem	221	178	187
Other	96	58	23

Total	$1,452	$1,234	$549

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

15. Other Taxes (Continued)

In January 2007, Sonatrach, the national oil and gas company of Algeria, advised Anadarko that it would begin collecting the exceptional profits tax from Anadarko’s share of production commencing with March 2007 liftings, including for the prior months since the new tax went into effect. In April 2007, ALNAFT, the new agency in the Algerian Ministry of Energy and Mines responsible for overseeing the Algerian hydrocarbons industry, issued the Application Procedure further defining the procedure and conditions under which the exceptional profits tax is applied and the methodology for its calculation. The Application Procedure and other information supplied by Sonatrach revealed that the exceptional profits tax was being applied to the full value of production rather than to the amounts in excess of $30 per barrel. This was evidenced by changes in the Company’s crude oil lifting schedule, which was conveyed to Anadarko by Sonatrach. As a result, Anadarko changed the measurement basis for the exceptional profits tax liability in the first quarter of 2007 to reflect the application of the tax rate to the full value of production. On that measurement basis, the Company recognized production tax expense of $648 million and $705 million for 2008 and 2007, respectively. Of the 2007 amount, $87 million, or $0.19 per diluted share, was related to 2006 sales and income from continuing operations.

In response to the Algerian government’s imposition of the exceptional profits tax, the Company has notified Sonatrach of its disagreement with the collection of the exceptional profits tax. The Company believes that the Production Sharing Agreement (PSA) provides fiscal stability through several of its provisions that require Sonatrach to pay all taxes and royalties. To facilitate discussions between the parties in an effort to resolve the dispute, on October 31, 2007, the Company initiated a conciliation proceeding on the exceptional profits tax as provided in the PSA. Any recommendation issued by a conciliation board (Conciliation Board) arising out of the conciliation proceeding is non-binding on the parties. The Conciliation Board issued its non-binding recommendation on November 26, 2008, which the Company received on December 1, 2008. On February 15, 2009, the Company initiated arbitration against Sonatrach with regard to the exceptional profits tax. In conformance with the terms of the PSA, a notice of arbitration was submitted to Sonatrach.

16. Income Taxes

Components of income tax expense are as follows:

	2008	2007	2006
millions
Current
Federal	$1,111	$2,764	$291
State	40	189	25
Foreign	1,031	658	616

Total	2,182	3,611	932

Deferred
Federal	89	(989)	525
State	(7)	(40)	(73)
Foreign	(116)	(23)	(121)

Total	(34)	(1,052)	331

Total	$2,148	$2,559	$1,263

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

16. Income Taxes (Continued)

Total income taxes differed from the amounts computed by applying the statutory income tax rate to income from continuing operations before income taxes. The sources of these differences are as follows:

	2008	2007	2006
millions except percentages
Income from continuing operations before income taxes
Domestic	$3,275	$5,449	$2,897
Foreign	2,071	880	840

Total	$5,346	$6,329	$3,737

Statutory tax rate	35%	35%	35%

Tax computed at statutory rate	$1,871	$2,215	$1,308
Adjustments resulting from:
State income taxes (net of federal income tax benefit)	23	111	39
Texas margin tax law change (net of federal income tax benefit)	—	(14)	(69)
Foreign taxes (less than) greater than federal statutory tax rate	(56)	59	123
Non-deductible Algerian exceptional profits tax (1)	246	268	39
U.S. tax on foreign income inclusions and distributions	124	105	29
Excess U.S. foreign tax credit generated	—	—	(195)
Other — net	(60)	(185)	(11)

Total income tax expense	$2,148	$2,559	$1,263

Effective tax rate	40%	40%	34%

(1)	Exceptional profits tax is not deductible for Algerian income tax purposes.

The effect of stock-based compensation deducted for tax purposes in excess of amounts recognized for financial accounting purposes has been credited directly to paid-in capital in amounts of $5 million, $28 million and $45 million for 2008, 2007 and 2006, respectively.

Tax effects related to restructuring of certain foreign operations in prior years have been recorded to other long-term liabilities on the balance sheet at December 31, 2008 and 2007 and are being recognized in the income statement over the estimated life of the related properties under Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” During 2008 and 2007, ARB No. 51 liabilities of $47 million and $184 million, respectively, associated with internal restructurings were recorded to other long-term liabilities and will be recognized as income in future periods.

Certain subsidiaries of the Company are currently in administrative appeals with the Internal Revenue Service or under examination with various foreign jurisdictions for years prior to their acquisition by the Company. The Company determined in 2008 and 2007 that increases in tax liabilities related to pre-acquisition taxes of approximately $310 million and $16 million, respectively, were required due to completion of audits and administrative appeals, filing amended returns, re-evaluation of contingencies, re-establishment of deferred income tax liabilities related to prior acquisitions and changes to the tax basis of acquired assets and liabilities. Accordingly, these liabilities were recorded with an offsetting increase in goodwill.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

16. Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2008 and 2007 are as follows:

	2008	2007
millions
Net current deferred tax assets	$34	$112

Net long-term deferred tax assets	2	17

Net current deferred tax liability	—	—

Oil and gas exploration and development operations	(9,121)	(9,538)
Mineral operations	(418)	(424)
Midstream and other depreciable properties	(862)	(1,197)
Other	(718)	(233)

Gross long-term deferred tax liabilities	(11,119)	(11,392)

Oil and gas exploration and development costs	215	187
Net operating loss carryforward	322	303
Foreign tax credit carryforward	59	133
Other	1,058	1,027

Gross long-term deferred tax assets	1,654	1,650
Less: valuation allowance on deferred tax assets not expected to be realized	(509)	(472)

Net long-term deferred tax assets	1,145	1,178

Net long-term deferred tax liabilities	(9,974)	(10,214)

Total deferred taxes	$(9,938)	$(10,085)

Total deferred taxes at December 31, 2008 and 2007 include state deferred taxes, net of federal benefit, of approximately $358 million and $309 million, respectively. Total deferred taxes as of December 31, 2008 and 2007 also include foreign deferred taxes of approximately $189 million and $487 million, respectively. Changes to the valuation allowance, due to a change in judgment about the realizability of the related deferred assets in future years, were $17 million for 2008.

At December 31, 2008 and 2007, the Company had income taxes receivable of $96 million and $591 million, respectively, that are included in accounts receivable others. In addition, $356 million and $271 million of accrued income taxes were included in accrued expenses at December 31, 2008 and 2007, respectively.

Tax carryforwards at December 31, 2008, which are available for utilization on future income tax returns, are as follows:

	Domestic	Foreign	Expiration
millions
Net operating loss — regular tax	$—	$134	2012-indef.
Net operating loss — state	$4,451	$—	2009-2027
Foreign tax credits	$59	$—	2014-2017
Texas margins tax credit	$40	$—	2027

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

16. Income Taxes (Continued)

At adoption of FIN 48 on January 1, 2007, the Company had unrecognized tax benefits of $120 million, including $23 million of tax interest and penalties, net of the federal income tax benefit. The adoption of FIN 48 resulted in an increase of $72 million to retained earnings and a decrease of $139 million in goodwill.

Changes in the balance of unrecognized tax benefits excluding tax interest and penalties are as follows:

millions
Balance at January 1, 2008	$238
Increases related to prior year tax positions	32
Decreases related to prior year tax positions	(38)
Settlements	(88)
Lapse of statutes of limitation	(12)

Balance at December 31, 2008	$132

Included in the balance of unrecognized tax benefits are potential benefits of $105 million that would affect the effective tax rate on income from continuing operations if recognized. Also included in the balance at December 31, 2008 are $39 million related to tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. The Company estimates that $80 million to $100 million of unrecognized tax benefits related to adjustments to taxable income, credits and associated interest previously recorded pursuant to FIN 48 will reverse within the next 12 months due to the expiration of statutes of limitation and audit settlements.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008 and 2007, the Company had approximately $28 million and $8 million, respectively, of accrued interest related to uncertain tax positions. During 2008 and 2007, the Company recognized $8 million and $4 million, respectively, in income tax expense for interest and penalties.

The following is a list of tax years subject to examination by major tax jurisdiction:

Tax Year
United States	1999-2007
China	2005-2007
Algeria	2005-2007

17. Statements of Cash Flows Supplemental Information

Net cash provided by investing activities for discontinued operations in 2006 includes proceeds of $4.2 billion from the disposition of Canadian operations, net of cash included in the sale. In cash flow from operating activities for 2007, the changes reported as other items-net include increases in other long-term liabilities-other of $626 million related to operating activities.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

17. Statements of Cash Flows Supplemental Information (Continued)

The following table presents amounts of cash paid for interest (net of amounts capitalized) and income taxes, including amounts related to discontinued operations, and non-cash transactions.

	2008	2007	2006
millions
Cash paid:
Interest	$762	$1,107	$594
Income taxes (1)	$1,060	$2,241	$778
Non-cash investing activities:
Receipt of interest in Permian LLC in exchange for interests in oil and gas properties (See Note 6)	$—	$1,000	$—
Receipt of interest in Midstream LLCs in exchange for interests in natural gas gathering systems and associated processing plants (See Note 6)	$—	$1,848	$—
Fair value of properties and equipment received in non-cash exchange transactions	$108	$88	$151

(1)	Includes $378 million and $2.3 billion in 2008 and 2007, respectively, related to taxable gains on divestitures.

18. Major Customers

The Company’s natural gas is sold to interstate and intrastate gas pipelines, direct end-users, industrial users, local distribution companies and gas marketers. Crude oil and condensate are sold to marketers, gatherers and refiners. NGLs are sold to direct end-users, refiners and marketers. These purchasers are located in the United States, Singapore and China. The majority of the Company’s receivables are paid within two months following the month of purchase.

The Company performs a credit analysis of customers prior to making any sales to new customers or increasing credit for existing customers. Based upon this credit analysis, the Company may require a standby letter of credit or a financial guarantee. As of December 31, 2008 and 2007, accounts receivable are shown net of allowance for uncollectible accounts of $24 million and $10 million, respectively.

In 2008, 2007 and 2006, there were no sales to individual customers that exceeded 10% of the Company’s total sales revenues.

19. Segment and Geographic Information

Anadarko’s primary business segments are vertically integrated within the oil and gas industry. These segments are managed separately because of the nature of their products and services, as well as unique technology, distribution and marketing requirements. The Company’s three operating segments are oil and gas exploration and production, midstream, and marketing. The exploration and production segment explores for and produces natural gas, crude oil, condensate and NGLs. The midstream segment engages in gathering, processing, treating and transporting Anadarko and third-party oil and gas production. The marketing segment sells most of Anadarko’s production, as well as commodities purchased from third parties.

To assess the operating results of Anadarko’s segments, management uses income from continuing operations before income taxes, interest expense, exploration expense, DD&A and impairments (Adjusted EBITDAX). Anadarko’s definition of Adjusted EBITDAX excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period, but is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance, because capital

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

19. Segment and Geographic Information (Continued)

expenditures are evaluated at the time capital costs are incurred. The Company’s Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

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

	2008	2007	2006
millions
Income from continuing operations before income taxes	$5,346	$6,329	$3,737
Exploration expense	1,369	905	737
Depreciation, depletion and amortization	3,194	2,840	1,752
Impairments	223	51	327
Interest expense	742	1,092	650

Consolidated Adjusted EBITDAX	$10,874	$11,217	$7,203

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

19. Segment and Geographic Information (Continued)

The following table presents selected financial information for Anadarko’s operating segments. Information presented below as “Other and Intersegment Eliminations” includes results from hard minerals joint ventures and royalty arrangements, operating activities that are not considered operating segments, as well as corporate and financing activities.

	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
millions
2008
Sales revenues	$6,345	$267	$8,028	$—	$14,640
Intersegment revenues	6,933	1,088	(7,532)	(489)	—
Gains (losses) on divestitures and other, net	992	1	—	90	1,083

Total revenues and other	14,270	1,356	496	(399)	15,723

Operating costs and expenses (1)	3,353	905	457	60	4,775
Other (income) expense, net	—	—	—	51	51
Minority interests	—	23	—	—	23

Total costs and expenses	3,353	928	457	111	4,849

Adjusted EBITDAX	$10,917	$428	$39	$(510)	$10,874

Net properties and equipment	$32,436	$2,987	$27	$1,597	$37,047

Capital expenditures	$4,274	$513	$—	$94	$4,881

Goodwill	$5,143	$139	$—	$—	$5,282

2007
Sales revenues	$5,490	$202	$5,503	$(63)	$11,132
Intersegment revenues	3,872	1,268	(4,850)	(290)	—
Gains (losses) on divestitures and other, net	4,129	532	—	99	4,760

Total revenues and other	13,491	2,002	653	(254)	15,892

Operating costs and expenses (1)	2,854	1,108	419	368	4,749
Other (income) expense, net	—	—	—	(74)	(74)

Total costs and expenses	2,854	1,108	419	294	4,675

Adjusted EBITDAX	$10,637	$894	$234	$(548)	$11,217

Net properties and equipment	$33,150	$2,694	$28	$1,579	$37,451

Capital expenditures	$3,215	$665	$22	$88	$3,990

Goodwill	$4,847	$108	$—	$—	$4,955

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

19. Segment and Geographic Information (Continued)

	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
2006
Sales revenues	$5,045	$140	$5,111	$(180)	$10,116
Intersegment revenues	4,141	577	(4,730)	12	—
Gains (losses) on divestitures and other, net	26	—	—	88	114

Total revenues and other	9,212	717	381	(80)	10,230

Operating costs and expenses (1)	1,862	534	303	334	3,033
Other (income) expense, net	—	—	—	(6)	(6)

Total costs and expenses	1,862	534	303	328	3,027

Adjusted EBITDAX	$7,350	$183	$78	$(408)	$7,203

Net properties and equipment	$35,506	$4,281	$25	$1,624	$41,436

Capital expenditures	$3,769	$229	$50	$78	$4,126

Goodwill	$4,048	$—	$—	$—	$4,048

(1)	Operating costs and expenses exclude exploration, DD&A and impairment expenses since they are excluded from Adjusted EBITDAX.

The following table shows Anadarko’s sales revenues and other (based on the origin of the sales) and net properties and equipment by geographic area:

	2008	2007	2006
millions
Sales Revenues
United States	$11,988	$9,061	$8,205
Algeria	2,158	1,641	1,543
Other International	494	430	368

Total	$14,640	$11,132	$10,116

	2008	2007
millions
Net Properties and Equipment
United States	$35,014	$34,603
Algeria	610	604
Other International	1,423	2,244

Total	$37,047	$37,451

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

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

In 2008, the Company made contributions of $63 million to its funded pension plans, $13 million to its unfunded pension plans and $19 million to its unfunded other postretirement benefit plans. Contributions to the funded plans increase the plan assets while contributions to unfunded plans are used for current benefit payments. Based on the impact of recent market volatility on the plan assets, the Company expects to contribute up to $250 million to its funded pension plans in 2009. In addition, the Company expects to contribute $23 million to its unfunded pension plans and $22 million to its unfunded other postretirement benefit plans in 2009.

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

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

20. Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

The following table sets forth changes in the benefit obligations and fair value of plan assets for the Company’s pension and other postretirement benefit plans for the years ended December 31, 2008 and 2007, as well as the funded status of the plans and amounts recognized in the financial statements as of December 31, 2008 and 2007.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
millions
Change in benefit obligations
Benefit obligations at beginning of year	$1,321	$1,487	$327	$343
Service cost	56	58	14	15
Interest cost	78	80	20	20
Plan amendments	7	1	—	(2)
Settlements	—	1	—	—
Curtailments	—	(27)	—	(20)
Termination benefits	—	31	—	5
Actuarial (gain) loss	(23)	(16)	(23)	(12)
Contributions by plan participants	1	1	5	4
Benefit payments	(140)	(296)	(24)	(26)
Foreign currency exchange rate changes	(20)	1	—	—

Benefit obligations at end of year	$1,280	$1,321	$319	$327

Change in plan assets
Fair value of plan assets at beginning of year	$1,088	$1,219	$—	$—
Actual return on plan assets	(260)	74	—	—
Employer contributions	76	90	19	22
Contributions by plan participants	1	1	5	4
Benefit payments	(140)	(296)	(24)	(26)
Foreign currency exchange rate changes	(17)	—	—	—

Fair value of plan assets at end of year	$748	$1,088	$—	$—

Funded status of the plans at end of year	$(532)	$(233)	$(319)	$(327)

Total recognized amounts in the balance sheet consist of:
Accrued expenses	$(8)	$(11)	$(22)	$(22)
Other long-term liabilities—other	(524)	(222)	(297)	(305)

Total	$(532)	$(233)	$(319)	$(327)

Total recognized amounts in accumulated other comprehensive income consist of:
Prior service cost	$9	$4	$2	$1
Net actuarial (gain) loss	509	207	(14)	8

Total	$518	$211	$(12)	$9

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

20. Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $1.2 billion and $1.1 billion as of December 31, 2008 and 2007, respectively. For the Company’s defined benefit pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $1.2 billion, $1.1 billion and $699 million, respectively, as of December 31, 2008, and $609 million, $550 million and $447 million, respectively, as of December 31, 2007.

The following table sets forth the Company’s pension and other postretirement benefit cost and amounts recognized in other comprehensive income (before tax benefit).

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
millions
Components of net periodic benefit cost
Service cost	$56	$58	$49	$14	$15	$16
Interest cost	78	80	59	20	20	14
Expected return on plan assets	(80)	(82)	(64)	—	—	—
Settlements	—	4	8	—	—	—
Curtailments	—	(4)	—	—	2	—
Termination benefits	—	31	—	—	5	—
Amortization of prior service (credit) cost	1	1	1	(1)	—	1
Amortization of actuarial (gain) loss	10	15	20	—	1	3

Net periodic benefit cost	$65	$103	$73	$33	$43	$34

Amounts recognized in other comprehensive income (expense)
Net actuarial gain (loss)	$(312)	$31	$—	$22	$34	$—
Amortization of net actuarial gain (loss)	10	17	—	—	1	—
Prior service credit (cost)	(6)	—	—	—	6	—
Amortization of prior service credit (cost)	1	—	—	(1)	—	—
Additional minimum liability	—	—	10	—	—	—

Total amounts recognized in other comprehensive income (expense)	$(307)	$48	$10	$21	$41	$—

The estimated net actuarial loss and prior service cost for the pension plans, which will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009, is $36 million, of which $35 million represents amortization of net actuarial losses and $1 million represents amortization of net prior service cost.

Following are the weighted-average assumptions used by the Company in determining the pension and other postretirement benefit obligations as of December 31, 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
percent
Discount rate	6.0%	6.0%	6.0%	6.25%
Rates of increase in compensation levels	5.0%	5.0%	n/a	5.0%

The discount rate assumption used by the Company is meant to reflect the interest rate at which the pension and other postretirement obligations could effectively be settled on the measurement date. The Company currently uses a yield curve analysis, for a majority of the plans, to support the discount rate assumption. This

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

20. Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

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

Following are the weighted-average assumptions used by the Company in determining the net periodic pension and other postretirement benefit cost for 2008, 2007 and 2006:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
percent
Discount rate	6.0%	5.75%	5.75%	6.0%	5.75%	5.75%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%	n/a	n/a	n/a
Rates of increase in compensation levels	5.0%	5.0%	5.0%	n/a	5.0%	5.0%

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

The Company’s pension plans as of December 31, 2008 and 2007 were comprised of assets by category as follows:

	2008	2007
percent
Assets
Equity securities	55%	63%
Fixed income	36	32
Other	9	5

Total	100%	100%

There are no direct investments in Anadarko securities included in plan assets; however, there may be indirect investments in Anadarko securities through the plans’ mutual fund investments. The expected long-term rate of return on plan assets assumption was determined starting with the year-end 2008 pension investment balances by category and projected target asset allocations for 2009. The expected return for each of these categories was determined by using capital market projections.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

20. Pension Plans, Other Postretirement Benefits and Employee Savings Plans (Continued)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows:

	Pension Benefit Payments	Other Benefit Payments
millions
2009	135	22
2010	122	23
2011	126	24
2012	129	24
2013	129	24
2014-2018	616	122

For year-end 2008 measurement purposes, the Company used a combined health care cost trend rate, whereas for year-end 2007, the Company used separate assumptions of cost increase rates for medical, prescription drugs and dental benefits covered by the plans. A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009, decreasing gradually to 5% in 2017 and later years. A 7% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2008, decreasing gradually to 5% in 2015 and later years. For prescription drug benefits, a rate of increase of 11% in the per capita cost was assumed for 2008, decreasing gradually to 5% in 2015 and later years. For dental care costs, the Company assumed a flat rate of increase of 5%. The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plan. A 1% change in the assumed health care cost trend rate over the projected period would have the following effects:

	1% Increase	1% Decrease
millions
Effect on total of service and interest cost components	$3	$(3)
Effect on other postretirement benefit obligation	$17	$(14)

Employee Savings Plan    The Company has employee savings plans (ESP) which are defined contribution plans. The Company matches a portion of employees’ contributions. Participation in the ESP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $43 million, $25 million and $20 million for 2008, 2007 and 2006, respectively.

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL QUARTERLY INFORMATION

(Unaudited)

Quarterly Financial Data

The following table shows summary quarterly financial data for 2008 and 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
millions except share amounts
2008
Sales revenues	$3,018	$2,416	$6,209	$2,997
Gains (losses) on divestitures and other, net (1)	$(40)	$370	$(60)	$813
Operating income	$795	$394	$3,557	$1,416
Income from continuing operations	$237	$16	$2,164	$781
Income from discontinued operations, net of taxes	$50	$7	$1	$5
Net income	$287	$23	$2,165	$786
Net income available to common stockholders	$286	$23	$2,165	$786
Earnings per share:
Income from continuing operations — basic	$0.50	$0.03	$4.65	$1.70
Income from continuing operations — diluted	$0.50	$0.03	$4.62	$1.70
Income from discontinued operations, net of taxes — basic	$0.11	$0.02	$—	$0.01
Income from discontinued operations, net of taxes — diluted	$0.11	$0.02	$—	$0.01
Net income available to common stockholders — basic	$0.61	$0.05	$4.65	$1.71
Net income available to common stockholders — diluted	$0.61	$0.05	$4.62	$1.71
Average number common shares outstanding — basic	468	468	466	459
Average number common shares outstanding — diluted	470	471	468	460

2007
Sales revenues	$2,664	$3,052	$2,656	$2,760
Gains (losses) on divestitures and other, net	$2,586	$1,533	$339	$302
Operating income	$3,031	$2,394	$1,061	$861
Income from continuing operations	$1,695	$1,306	$493	$276
Income (loss) from discontinued operations, net of taxes	$27	$7	$(12)	$(11)
Net income	$1,722	$1,313	$481	$265
Net income available to common stockholders	$1,721	$1,313	$480	$264
Earnings per share:
Income from continuing operations — basic	$3.66	$2.81	$1.06	$0.59
Income from continuing operations — diluted	$3.64	$2.79	$1.05	$0.59
Income (loss) from discontinued operations, net of taxes — basic	$0.06	$0.02	$(0.03)	$(0.02)
Income (loss) from discontinued operations, net of taxes — diluted	$0.06	$0.02	$(0.03)	$(0.02)
Net income available to common stockholders — basic	$3.71	$2.82	$1.03	$0.56
Net income available to common stockholders — diluted	$3.70	$2.81	$1.03	$0.56
Average number common shares outstanding — basic	463	465	466	467
Average number common shares outstanding — diluted	465	467	468	470

(1)

In March 2008, gains (losses) on divestitures and other, net includes a net $82 million reduction related to corrections resulting from analysis of property records after the adoption of the successful efforts method of accounting. This net amount includes reductions of $75 million and $88 million related to the first and second quarters of 2007, respectively. Management concluded that this misstatement was not material relative to 2007 interim and annual results, or to the 2008 periods, and corrected the error in the first quarter of 2008. After considering the effect of income taxes, the adjustments recorded in the first quarter of 2008 related to the adoption of the successful efforts method of accounting in the third quarter of 2007, reduced net earnings for the year ended December 31, 2008 by $52 million.

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

The supplementary oil and gas data that follows is presented in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities” and includes (1) capitalized costs, costs incurred and results of operations related to oil and gas producing activities, (2) net proved oil and gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves. The Other International reserves as of December 31, 2008 were located primarily in China. The discontinued operations presented on the following pages are associated with the Company’s Canadian operations that were divested in 2006.

	United States	Algeria	Other Int’l	Total
millions
Capitalized Costs Related to Oil and Gas Activities

2008
Capitalized
Unproved properties	$9,489	$29	$910	$10,428
Proved properties	29,209	1,083	776	31,068

	38,698	1,112	1,686	41,496
Accumulated DD&A	8,260	504	296	9,060

Net capitalized costs	$30,438	$608	$1,390	$32,436

2007
Capitalized
Unproved properties	$11,689	$13	$1,404	$13,106
Proved properties	24,082	1,030	1,001	26,113

	35,771	1,043	2,405	39,219
Accumulated DD&A	5,429	446	194	6,069

Net capitalized costs	$30,342	$597	$2,211	$33,150

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Costs Incurred in Oil and Gas Activities

The following table reflects total costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development activities.

	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
millions
2008
Property acquisitions
Unproved	$391	$—	$14	$405	$—	$405
Proved	26	—	—	26	—	26
Exploration	622	17	392	1,031	—	1,031
Development (3)	3,240	59	231	3,530	—	3,530

Total Costs Incurred	$4,279	$76	$637	$4,992	$—	$4,992

2007
Property acquisitions
Unproved (1)	$(500)	$—	$207	$(293)	$—	$(293)
Proved (2)	(604)	—	13	(591)	—	(591)
Exploration	575	23	236	834	—	834
Development (3)	2,623	46	136	2,805	—	2,805

Total Costs Incurred	$2,094	$69	$592	$2,755	$—	$2,755

2006
Property acquisitions
Unproved	$11,975	$—	$1,397	$13,372	$54	$13,426
Proved	13,893	3	600	14,496	1	14,497
Exploration	673	22	111	806	92	898
Development (3)	2,958	54	72	3,084	400	3,484

Total Costs Incurred	$29,499	$79	$2,180	$31,758	$547	$32,305

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

(3)	Development costs incurred for the year include costs related to the prior year-end proved undeveloped reserves as follows:

	2008	2007	2006
millions
United States	$592	$857	$1,161
Algeria	21	11	34
Other International	90	68	16

Total Continuing Operations	$703	$936	$1,211

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

	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
millions except per barrel amounts
2008
Net revenues from production
Third-party sales	$4,929	$1,465	$231	$6,625	$—	$6,625
Sales to consolidated affiliates	5,977	693	263	6,933	—	6,933
Gains on property dispositions	137	—	855	992	—	992

	11,043	2,158	1,349	14,550	—	14,550
Production costs
Oil and gas operating	1,004	53	47	1,104	—	1,104
Oil and gas transportation and other	528	23	1	552	—	552
Production related general and administrative expenses	256	17	9	282	—	282
Other taxes	685	648	89	1,422	—	1,422

	2,473	741	146	3,360	—	3,360

Exploration expenses	1,011	26	332	1,369	—	1,369
Depreciation, depletion and amortization	2,818	65	110	2,993	—	2,993
Impairments related to oil and gas properties	113	—	—	113	—	113

	4,628	1,326	761	6,715	—	6,715
Income tax expense	1,606	743	198	2,547	—	2,547

Results of operations	$3,022	$583	$563	$4,168	$—	$4,168

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

During 2008, Anadarko added 102 MMBOE of proved reserves primarily as the result of successful drilling in the Rockies and developments and appraisals in the deepwater Gulf of Mexico. Reserve revisions for 2008 included an increase of 188 MMBOE primarily related to the large onshore natural gas plays, such as the Greater Natural Buttes, Wattenberg and Pinedale fields, as a result of successful infill drilling, in addition to positive revisions to the Peregrino field offshore Brazil which was sold in 2008, partially offset by a decrease of 102 MMBOE related to prices for oil and NGLs. Sales of proved reserves in place totaled 137 MMBOE, related to properties located in the United States and Brazil that were sold in 2008. During 2007, sales of proved reserves in place associated with the Company’s asset realignment program totaled 620 MMBOE. Excluding the effect of divestitures, the Company added approximately 252 MMBOE of proved reserves in 2007. Reserve adds were primarily driven by successful drilling in coalbed methane and conventional plays and successful infill drilling onshore in the United States, as well as the initial recognition of proved reserves for the Peregrino development offshore Brazil.

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

Anadarko’s estimates of proved reserves and associated future net cash flows as of December 31, 2008 were made solely by the Company’s engineers and are the responsibility of management. The procedures and methods used in preparing the Company’s estimates of proved reserves and future net cash flows, as of December 31, 2008, were reviewed by an independent engineering firm, Miller and Lents, Ltd. (M&L). The purpose of the review was to determine that procedures and methods used by Anadarko to estimate its proved reserves were based on generally accepted engineering and evaluation principles and are in accordance with definitions contained in the rules of the SEC. In each review, Anadarko’s technical staff presented M&L with an overview of the data, methods and assumptions used in its reserve estimates. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures and relevant economic criteria. Subsequent to the reviews, M&L was provided with additional data and information that was requested in certain instances to satisfy M&L that the procedures and methods used were in accordance with standard industry practice. Management’s intent in retaining M&L to review its procedures and methods is to provide for objective third-party input on these procedures and methods and to gather industry information applicable to its reserve estimation and reporting process.

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Oil and Gas Reserves (Continued)

In December 2008, the SEC released the final rule for “Modernization of Oil and Gas Reporting” (Modernization). The Modernization disclosure requirements will permit reporting of oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices and the use of new technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Companies will also be allowed to disclose probable and possible reserves in SEC filed documents. In addition, companies will be required to report the independence and qualifications of its reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit. The Modernization disclosure requirements become effective for Anadarko’s Annual Report on Form 10-K for the year ended December 31, 2009. The SEC is coordinating with the FASB to obtain the revisions necessary to provide consistency with the Modernization. In the event that consistency is not achieved in time for companies to comply with the Modernization, the SEC will consider delaying the compliance date.

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Oil and Gas Reserves (Continued)

	Natural Gas (Bcf)
	United States	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
Proved Reserves
December 31, 2005	6,578	—	6,578	1,332	7,910
Revisions of prior estimates	(34)	—	(34)	(14)	(48)
Extensions, discoveries and other additions	234	—	234	31	265
Improved recovery	11	—	11	—	11
Purchases in place	4,256	—	4,256	—	4,256
Sales in place	(1)	—	(1)	(1,263)	(1,264)
Production	(558)	—	(558)	(86)	(644)

December 31, 2006	10,486	—	10,486	—	10,486
Revisions of prior estimates	460	—	460	—	460
Extensions, discoveries and other additions	460	—	460	—	460
Improved recovery	4	—	4	—	4
Purchases in place	4	—	4	—	4
Sales in place	(2,212)	—	(2,212)	—	(2,212)
Production	(698)	—	(698)	—	(698)

December 31, 2007	8,504	—	8,504	—	8,504
Revisions of prior estimates	199	—	199	—	199
Extensions, discoveries and other additions	336	—	336	—	336
Sales in place	(184)	—	(184)	—	(184)
Production	(750)	—	(750)	—	(750)

December 31, 2008	8,105	—	8,105	—	8,105

Proved Developed Reserves
December 31, 2005	4,553	—	4,553	1,024	5,577
December 31, 2006	7,618	—	7,618	—	7,618
December 31, 2007	6,308	—	6,308	—	6,308
December 31, 2008	6,117	—	6,117	—	6,117

Proved Undeveloped Reserves
December 31, 2005	2,025	—	2,025	308	2,333
December 31, 2006	2,868	—	2,868	—	2,868
December 31, 2007	2,196	—	2,196	—	2,196
December 31, 2008	1,988	—	1,988	—	1,988

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Oil and Gas Reserves (Continued)

	Oil, Condensate and NGLs (MMBbls)
	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
Proved Reserves
December 31, 2005	708	324	58	1,090	40	1,130
Revisions of prior estimates	(46)	(21)	1	(66)	—	(66)
Extensions, discoveries and other additions	11	6	—	17	—	17
Improved recovery	25	—	—	25	—	25
Purchases in place	281	—	40	321	—	321
Sales in place	—	—	(39)	(39)	(38)	(77)
Production	(54)	(22)	(8)	(84)	(2)	(86)

December 31, 2006	925	287	52	1,264	—	1,264
Revisions of prior estimates	42	2	—	44	—	44
Extensions, discoveries and other additions	8	—	54	62	—	62
Improved recovery	(9)	—	—	(9)	—	(9)
Sales in place	(240)	—	(11)	(251)	—	(251)
Production	(64)	(25)	(7)	(96)	—	(96)

December 31, 2007	662	264	88	1,014	—	1,014
Revisions of prior estimates	53	(37)	36	52	—	52
Extensions, discoveries and other additions	40	—	—	40	—	40
Improved recovery	6	—	—	6	—	6
Sales in place	(15)	—	(91)	(106)	—	(106)
Production	(54)	(21)	(5)	(80)	—	(80)

December 31, 2008	692	206	28	926	—	926

Proved Developed Reserves
December 31, 2005	340	195	31	566	28	594
December 31, 2006	505	176	38	719	—	719
December 31, 2007	392	158	24	574	—	574
December 31, 2008	435	123	22	580	—	580

Proved Undeveloped Reserves
December 31, 2005	368	129	27	524	12	536
December 31, 2006	420	111	14	545	—	545
December 31, 2007	270	106	64	440	—	440
December 31, 2008	257	83	6	346	—	346

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Oil and Gas Reserves (Continued)

	Total (MMBOE)
	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
Proved Reserves
December 31, 2005	1,805	324	58	2,187	262	2,449
Revisions of prior estimates (1)	(53)	(21)	1	(73)	(2)	(75)
Extensions, discoveries and other additions	50	6	—	56	5	61
Improved recovery	27	—	—	27	—	27
Purchases in place	990	—	40	1,030	—	1,030
Sales in place	—	—	(39)	(39)	(248)	(287)
Production	(147)	(22)	(8)	(177)	(17)	(194)

December 31, 2006	2,672	287	52	3,011	—	3,011
Revisions of prior estimates (1)	119	2	—	121	—	121
Extensions, discoveries and other additions	85	—	54	139	—	139
Improved recovery	(9)	—	—	(9)	—	(9)
Purchases in place	1	—	—	1	—	1
Sales in place	(609)	—	(11)	(620)	—	(620)
Production	(180)	(25)	(7)	(212)	—	(212)

December 31, 2007	2,079	264	88	2,431	—	2,431
Revisions of prior estimates (1)	87	(37)	36	86	—	86
Extensions, discoveries and other additions	96	—	—	96	—	96
Improved recovery	6	—	—	6	—	6
Sales in place	(46)	—	(91)	(137)	—	(137)
Production	(179)	(21)	(5)	(205)	—	(205)

December 31, 2008	2,043	206	28	2,277	—	2,277

Proved Developed Reserves
December 31, 2005	1,099	195	31	1,325	199	1,524
December 31, 2006	1,775	176	38	1,989	—	1,989
December 31, 2007	1,443	158	24	1,625	—	1,625
December 31, 2008	1,455	123	22	1,600	—	1,600

Proved Undeveloped Reserves
December 31, 2005	706	129	27	862	63	925
December 31, 2006	897	111	14	1,022	—	1,022
December 31, 2007	636	106	64	806	—	806
December 31, 2008	588	83	6	677	—	677

(1)	Revisions of prior estimates for 2008, 2007 and 2006 include 158 MMBOE, 109 MMBOE and 160 MMBOE, respectively, of additions generated by Anadarko’s infill drilling programs.

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

At December 31, 2008, the present value (discounted at 10%) of future net cash flows from Anadarko’s proved reserves was $12 billion, (stated in accordance with the regulations of the SEC and the FASB). The decrease of $16.9 billion, or 59%, in 2008 compared to 2007 is primarily due to lower commodity prices at year-end 2008.

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

Expected future development costs over the next three years to develop PUDs as of December 31, 2008 are as follows:

	2009	2010	2011
millions
United States	$1,424	$1,450	$1,277
Algeria	202	344	190
Other International	44	18	10

Total	$1,670	$1,812	$1,477

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Oil and Gas Reserves

	United States	Algeria	Other Int’l	Total
millions
2008
Future cash inflows	$61,086	$6,671	$858	$68,615
Future production costs	20,925	3,836	429	25,190
Future development costs	9,290	1,012	100	10,402
Future income tax expenses	10,037	913	26	10,976

Future net cash flows	20,834	910	303	22,047
10% annual discount for estimated timing of cash flows	9,431	570	75	10,076

Standardized measure of discounted future net cash flows	$11,403	$340	$228	$11,971

2007
Future cash inflows	$106,439	$25,296	$6,403	$138,138
Future production costs	27,124	8,874	2,543	38,541
Future development costs	8,358	1,156	924	10,438
Future income tax expenses	24,257	8,502	1,126	33,885

Future net cash flows	46,700	6,764	1,810	55,274
10% annual discount for estimated timing of cash flows	22,424	3,427	506	26,357

Standardized measure of discounted future net cash flows	$24,276	$3,337	$1,304	$28,917

2006
Future cash inflows	$98,537	$18,301	$2,425	$119,263
Future production costs	26,407	3,858	814	31,079
Future development costs	10,142	983	83	11,208
Future income tax expenses	20,891	5,592	365	26,848

Future net cash flows	41,097	7,868	1,163	50,128
10% annual discount for estimated timing of cash flows	19,743	4,356	396	24,495

Standardized measure of discounted future net cash flows	$21,354	$3,512	$767	$25,633

ANADARKO PETROLEUM CORPORATION

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION

AND PRODUCTION ACTIVITIES

(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

Relating to Proved Oil and Gas Reserves

	United States	Algeria	Other Int’l	Total Continuing Operations	Discontinued Operations	Total
millions
2008
Beginning of year	$24,276	$3,337	$1,304	$28,917	$—	$28,917
Sales and transfers of oil and gas produced, net of production costs	(8,433)	(1,417)	(348)	(10,198)	—	(10,198)
Net changes in prices and production costs	(15,973)	(6,238)	(697)	(22,908)	—	(22,908)
Changes in estimated future development costs	(19)	47	(1)	27	—	27
Extensions, discoveries, additions and improved recovery, less related costs	137	—	—	137	—	137
Development costs incurred during the period	806	58	91	955	—	955
Revisions of previous quantity estimates	2,212	251	987	3,450	—	3,450
Sales of minerals in place	(1,096)	—	(2,216)	(3,312)	—	(3,312)
Accretion of discount	3,602	803	205	4,610	—	4,610
Net change in income taxes	6,734	3,564	729	11,027	—	11,027
Other	(843)	(65)	174	(734)	—	(734)

End of year	$11,403	$340	$228	$11,971	$—	$11,971

2007
Beginning of year	$21,354	$3,512	$767	$25,633	$—	$25,633
Sales and transfers of oil and gas produced, net of production costs	(5,572)	(836)	(324)	(6,732)	—	(6,732)
Net changes in prices and production costs	11,735	2,709	358	14,802	—	14,802
Changes in estimated future development costs	(11)	(494)	(635)	(1,140)	—	(1,140)
Extensions, discoveries, additions and improved recovery, less related costs	196	—	1,601	1,797	—	1,797
Development costs incurred during the period	900	39	47	986	—	986
Revisions of previous quantity estimates	1,700	(281)	41	1,460	—	1,460
Purchases of minerals in place	16	—	—	16	—	16
Sales of minerals in place	(9,088)	—	(214)	(9,302)	—	(9,302)
Accretion of discount	3,173	652	102	3,927	—	3,927
Net change in income taxes	(1,375)	(1,676)	(500)	(3,551)	—	(3,551)
Other	1,248	(288)	61	1,021	—	1,021

End of year	$24,276	$3,337	$1,304	$28,917	$—	$28,917

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

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Assessment of Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in Anadarko’s internal controls over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Anadarko Board of Directors, Corporate Governance—Board of Directors, Corporate Governance—Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance in the Anadarko Petroleum Corporation Proxy Statement (Proxy Statement), for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 19, 2009 (to be filed with the Securities and Exchange Commission prior to April 9, 2009), each of which is incorporated herein by reference.

See list of Executive Officers of the Registrant under Item 4 of this Form 10-K, which is incorporated herein by reference.

The Company’s Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (Code of Ethics) can be found on the Company’s internet website located at www.anadarko.com. Any stockholder may request a printed copy of the Code of Ethics by submitting a written request to the Company’s Corporate Secretary. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company will disclose the information on its internet website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.

Item 11.	Executive Compensation

See Corporate Governance—Board of Directors—Compensation and Benefits Committee Interlocks and Insider Participation, Corporate Governance—Board of Directors—Director Compensation, Corporate Governance—Director Compensation Table for 2008, Compensation and Benefits Committee Report on 2008 Executive Compensation, Compensation Discussion and Analysis and Executive Compensation in the Proxy Statement, each of which is incorporated herein by reference. The Compensation and Benefits Committee Report and related information incorporated by reference herein shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement, which is incorporated herein by reference.

Equity Compensation Plan Table The following table sets forth information with respect to the equity compensation plans available to directors, officers and employees of the Company as of December 31, 2008:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	6,393,003	42.59	31,817,017
Equity compensation plans not approved by security holders	—	—	—

Total	6,393,003	42.59	31,817,017

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See Corporate Governance—Board of Directors and Transactions with Related Persons in the Proxy Statement, each of which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See Independent Auditor in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits The following documents are filed as a part of this report or incorporated by reference:

(1)	The consolidated financial statements of Anadarko Petroleum Corporation are listed on the Index to this report, page 68.

(2)	Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Originally Filed as Exhibit	File Number
2(a)	Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Merger Sub, Inc. and Western Gas Resources, Inc.	2.1 to Form 8-K dated June 26, 2006	1-8968

(b)	Amendment No. 1 to Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Merger Sub, Inc. and Western Gas Resources, Inc.	2.1 to Form 8-K dated July 12, 2006	1-8968

(c)	Agreement and Plan of Merger dated as of June 22, 2006, among Anadarko Petroleum Corporation, APC Acquisition Sub, Inc. and Kerr-McGee Corporation	2.2 to Form 8-K dated June 26, 2006	1-8968

3(a)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496

(b)	Certificate of Amendment of Anadarko Petroleum Corporation Restated Certificate of Incorporation, dated July 13, 2000	4.1 to Form 8-K dated July 28, 2000	1-8968

(c)	Certificate of Amendment of Anadarko Petroleum Corporation Restated Certificate of Incorporation, dated May 11, 2006	3(d) to Form 10-Q for quarter ended June 30, 2006	1-8968

(d)	By-laws of Anadarko Petroleum Corporation, amended and restated as of May 20, 2008	3.1 to Form 8-K dated May 27, 2008	1-8968

4(a)	Underwriting Agreement, dated September 14, 2006, among Anadarko Petroleum Corporation and the Underwriters	1.1 to Form 8-K dated September 19, 2006	1-8968

(b)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A.	4.1 to Form 8-K dated September 19, 2006	1-8968

(c)	Second Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.1 to Form 8-K dated October 5, 2006	1-8968

(d)	Ninth Supplemental Indenture dated October 4, 2006, among Anadarko Petroleum Corporation, Kerr-McGee Corporation, and Citibank, N.A.	4.2 to Form 8-K dated October 5, 2006	1-8968

†10(i)	1998 Director Stock Plan of Anadarko Petroleum Corporation, effective January 30, 1998	Appendix A to DEF 14A filed March 16, 1998	1-8968

Exhibit Number	Description	Originally Filed as Exhibit	File Number
†10(ii)	Form of Anadarko Petroleum Corporation 1998 Director Stock Plan Stock Option Agreement	10.1 to Form 8-K dated November 17, 2005	1-8968

† (iii)	1993 Stock Incentive Plan	10(b)(xii) to Form 10-K for year ended December 31, 1993	1-8968

† (iv)	First Amendment to Anadarko Petroleum Corporation 1993 Stock Incentive Plans	Appendix A to DEF 14A filed March 12, 1997	1-8968

† (v)	Second Amendment to Anadarko Petroleum Corporation 1993 Stock Incentive Plans	10(b)(xv) to Form 10-K for year ended December 31, 1997	1-8968

† (vi)	Anadarko Petroleum Corporation 1993 Stock Incentive Plan Stock Option Agreement	10(a) to Form 10-Q for quarter ended March 31, 1996	1-8968

† (vii)	Form of Anadarko Petroleum Corporation 1993 Stock Incentive Plan Stock Option Agreement	10(b)(xvii) to Form 10-K for year ended December 31, 1997	1-8968

† (viii)	Form of Anadarko Petroleum Corporation 1993 Stock Incentive Plan Restricted Stock Agreement	10(b)(xviii) to Form 10-K for year ended December 31, 1997	1-8968

† (ix)	Anadarko Petroleum Corporation Amended and Restated 1999 Stock Incentive Plan	Appendix A to DEF 14A filed March 18, 2005	1-8968

† (x)	Form of Anadarko Petroleum Corporation Executive 1999 Stock Incentive Plan Stock Option Agreement	10.2 to Form 8-K dated November 17, 2005	1-8968

† (xi)	Form of Anadarko Petroleum Corporation Non-Executive 1999 Stock Incentive Plan Stock Option Agreement	10.3 to Form 8-K dated November 17, 2005	1-8968

† (xii)	Form of Stock Option Agreement—1999 Stock Incentive Plan (UK Nationals)	10.4 to Form 8-K dated November 17, 2005	1-8968

† (xiii)	Amendment to Stock Option Agreement Under the Anadarko Petroleum Corporation 1999 Stock Incentive Plan	10.1 to Form 8-K dated January 23, 2007	1-8968

† (xiv)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan (Amendment to Performance Unit Agreement)	10.3 to Form 8-K dated November 13, 2007	1-8968

† (xv)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Restricted Stock Agreement	10(b)(xxiv) to Form 10-K for year ended December 31, 1999	1-8968

† (xvi)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Share Agreement	10(b) to Form 10-Q for quarter ended March 31, 2004	1-8968

† (xvii)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Unit Agreement	10.1 to Form 8-K dated December 14, 2004	1-8968

† (xviii)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Unit Agreement	10.1 to Form 8-K dated December 9, 2005	1-8968

Exhibit Number	Description	Originally Filed as Exhibit	File Number
†10(xix)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Performance Unit Agreement	10.2 to Form 8-K dated December 11, 2006	1-8968

† (xx)	The Approved UK Sub-Plan of the Anadarko Petroleum Corporation 1999 Stock Incentive Plan	10(b)(xxiv) to Form 10-K for year ended December 31, 2003	1-8968

† (xxi)	Key Employee Change of Control Contract	10(b)(xxii) to Form 10-K for year ended December 31, 1997	1-8968

† (xxii)	First Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract	10(b) to Form 10-Q for quarter ended September 30, 2000	1-8968

† (xxiii)	Form of Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract	10(b)(ii) to Form 10-Q for quarter ended June 30, 2003	1-8968

† (xxiv)	Employment Agreement—James T. Hackett	10.1 to Form 8-K dated December 11, 2006	1-8968

† (xxv)	Letter Agreement regarding Post-Retirement Benefits, dated February 16, 2004—Robert J. Allison, Jr.	10(b)(xxxiv) to Form 10-K for year ended December 31, 2003	1-8968

† (xxvi)	Anadarko Retirement Restoration Plan, effective January 1, 1995	10(b)(xix) to Form 10-K for year ended December 31, 1995	1-8968

† (xxvii)	Anadarko Savings Restoration Plan, effective January 1, 1995	10(b)(xx) to Form 10-K for year ended December 31, 1995	1-8968

† (xxviii)	First Amendment to Anadarko Retirement Restoration Plan, effective July 31, 2003	10(b)(xxxiii) to Form 10-K for year ended December 31, 2005	1-8968

† (xxix)	Anadarko Retirement Restoration Plan (As Amended and Restated Effective as of November 7, 2007)	10.2 to Form 8-K dated November 13, 2007	1-8968

† (xxx)	Amendment to Amended and Restated Anadarko Savings Restoration Plan, effective January 29, 1998	10(b)(xxxi) to Form 10-K for year ended December 31, 1997	1-8968

† (xxxi)	Anadarko Petroleum Corporation Estate Enhancement Program	10(b)(xxxiv) to Form 10-K for year ended December 31, 1998	1-8968

† (xxxii)	Estate Enhancement Program Agreement between Anadarko Petroleum Corporation and Eligible Executives	10(b)(xxxv) to Form 10-K for year ended December 31, 1998	1-8968

† (xxxiii)	Estate Enhancement Program Agreements effective November 29, 2000	10(b)(xxxxii) to Form 10-K for year ended December 31, 2000	1-8968

Exhibit Number	Description	Originally Filed as Exhibit	File Number
†10(xxxiv)	Anadarko Petroleum Corporation Management Life Insurance Plan, restated November 1, 2002	10(b)(xxxii) to Form 10-K for year ended December 31, 2002	1-8968

† (xxxv)	First Amendment to Anadarko Petroleum Corporation Management Life Insurance Plan, effective June 30, 2003	10(b)(xliii) to Form 10-K for year ended December 31, 2003	1-8968

† (xxxvi)	Management Disability Plan—Plan Summary	10(b)(xxxiii) to Form 10-K for year ended December 31, 2002	1-8968

† (xxxvii)	Anadarko Petroleum Corporation Officer Severance Plan	10(b)(iv) to Form 10-Q for quarter ended September 30, 2003	1-8968

† (xxxviii)	Form of Termination Agreement and Release of All Claims Under Officer Severance Plan	10(b)(v) to Form 10-Q for quarter ended September 30, 2003	1-8968

† (xxxxix)	Anadarko Petroleum Corporation Deferred Compensation Plan effective January 1, 2005	10(b)(ii) to Form 10-Q for quarter ended September 30, 2004	1-8968

† (xl)	Director and Officer Indemnification Agreement	10 to Form 8-K dated September 3, 2004	1-8968

† (xli)	Summary of Director Compensation	10.1 to Form 8-K dated May 17, 2005	1-8968

† (xlii)	Summary of Material Terms of Employment—R. A. Walker	10.1 to Form 8-K dated August 11, 2005	1-8968

† (xliii)	Summary of Material Terms of Employment—Bruce W. Busmire	10.1 to Form 8-K dated May 4, 2006	1-8968

† (xliv)	Retention Agreement between Anadarko Petroleum Corporation and Charles A. Meloy dated August 10, 2006	10.1 to Form 8-K dated August 15, 2006	1-8968

† (xlv)	Amended and Restated Continuity Agreement, dated as of June 22, 2006, between Kerr-McGee Corporation and Luke R. Corbett	10.1 to Form 8-K dated June 26, 2006	1-16619

† (xlvi)	Compensatory Arrangements for Certain Officers	Form 8-K dated January 17, 2007	1-8968

(xlvii)	$1.3 billion Revolving Credit Agreement, dated as of March 4, 2008, by and among Anadarko Petroleum Corporation, Western Gas Partners, LP, JPMorgan Chase Bank, N.A., The Royal Bank of Scotland, PLC, BNP Paribas, Bank of America, N.A., BMO Capital Markets Financing, Inc., The Bank of Tokyo-Mitsubishi UFJ, LTD., and each of the Lenders named therein.	10.14 to Form S-1 dated April 15, 2008	333-146700

(xlviii)	$2.2 billion Term Loan Agreement, dated as of December 27, 2007, among WGR Asset Holding Company LLC and Trinity Associates LLC	10(liv) to Form 10-K for year ended December 31, 2007	1-8968

Exhibit Number	Description	Originally Filed as Exhibit	File Number
10(xlix)	Amended and Restated Limited Liability Company Agreement of Trinity Associates LLC, dated as of December 27, 2007	10(lv) to Form 10-K for year ended December 31, 2007	1-8968

† (l)	Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan, effective as of May 20, 2008	10.1 to Form 8-K dated May 20, 2008	1-8968

† *(li)	Form of Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan Nonqualified Stock Option Award Letter

† *(lii)	Form of Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Letter

† *(liii)	Form of Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan Restricted Stock Award Letter

† (liv)	Anadarko Petroleum Corporation 2008 Director Compensation Plan, effective as of May 20, 2008	10.2 to Form 8-K dated May 20, 2008	1-8968

† (lv)	Form of Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan	10.3 to Form 8-K dated May 20, 2008	1-8968

† *(lvi)	Anadarko Petroleum Corporation Benefits Trust Agreement, amended and restated effective as of November 5, 2008

(lvii)	Sponsor Payment Guaranty, dated as of December 19, 2008 made by Anadarko Petroleum Corporation	10.1 to Form 8-K dated December 19, 2008	1-8968

*12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

*21	List of Significant Subsidiaries

*23.1	Consent of KPMG LLP

*23.2	Consent of Miller and Lents, Ltd.

*24	Power of Attorney

*31.1	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer

*32	Section 1350 Certifications

*99	2008 Report of Miller and Lents, Ltd.

†	Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

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

ANADARKO PETROLEUM CORPORATION

February 24, 2009	By:	/s/ R. A. WALKER
(R. A. Walker, Senior Vice President, Finance and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2009.

	Name and Signature	Title
(i) Principal executive officer:*

	JAMES T. HACKETT (James T. Hackett)	Chairman of the Board, President and Chief Executive Officer

(ii) Principal financial officer:

	/s/ R. A. WALKER (R. A. Walker)	Senior Vice President, Finance and Chief Financial Officer

(iii) Principal accounting officer:

	/s/ M. CATHY DOUGLAS (M. Cathy Douglas)	Vice President, Chief Accounting Officer and Controller

(iv) Directors:*
ROBERT J. ALLISON, JR. LARRY BARCUS JOHN R. BUTLER, JR. LUKE R. CORBETT H. PAULETT EBERHART PETER J. FLUOR JOHN R. GORDON JAMES T. HACKETT JOHN W. PODUSKA, SR. PAULA ROSPUT REYNOLDS
* Signed on behalf of each of these persons and on his own behalf:

By:	/s/ R. A. WALKER
(R. A. Walker, Attorney-in-Fact)