Form 10-Q
period 2009-03-31
ANADARKO PETROLEUM CORP
filed 2009-05-07
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of March 31, 2009 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	460,397,878

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended March 31
millions except per share amounts	2009	2008
Revenues and Other
Gas sales	$680	$1,199
Oil and condensate sales	626	1,350
Natural gas liquids sales	83	201
Gathering, processing and marketing sales	161	268
Gains (losses) on divestitures and other, net	45	(40)

Total	1,595	2,978

Costs and Expenses
Oil and gas operating	262	245
Oil and gas transportation and other	153	130
Exploration	301	243
Gathering, processing and marketing	135	192
General and administrative	209	204
Depreciation, depletion and amortization	806	810
Other taxes	150	359
Impairments	51	—

Total	2,067	2,183

Operating Income (Loss)	(472)	795

Other (Income) Expense
Interest expense	181	227
Other (income) expense, net	(108)	(12)

Total	73	215

Income (Loss) from Continuing Operations Before Income Taxes	(545)	580

Income Tax Expense (Benefit)	(214)	344

Income (Loss) from Continuing Operations	(331)	236

Income (Loss) from Discontinued Operations, net of taxes	—	50

Net Income (Loss)	(331)	286

Net Income Attributable to Noncontrolling Interests	7	—

Net Income (Loss) Attributable to Common Stockholders	$(338)	$286

Amounts Attributable to Common Stockholders
Income (loss) from continuing operations attributable to common stockholders	$(338)	$236
Income from discontinued operations, net of tax	—	50

Net income (loss) attributable to common stockholders	$(338)	$286

Per Common Share (amounts attributable to common stockholders):
Income (loss) from continuing operations attributable to common stockholders – basic	$(0.73)	$0.50
Income (loss) from continuing operations attributable to common stockholders – diluted	$(0.73)	$0.50
Income (loss) from discontinued operations, net of taxes – basic	$—	$0.11
Income (loss) from discontinued operations, net of taxes – diluted	$—	$0.11
Net income (loss) attributable to common stockholders – basic	$(0.73)	$0.61
Net income (loss) attributable to common stockholders – diluted	$(0.73)	$0.60

Average Number of Common Shares Outstanding – Basic	460	468

Average Number of Common Shares Outstanding – Diluted	460	469

Dividends (per Common Share)	$0.09	$0.09

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

millions	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$2,165	$2,360
Accounts receivable, net of allowance:
Customers	672	791
Others	761	896
Other current assets	954	1,328

Total	4,552	5,375

Properties and Equipment
Cost	47,799	47,073
Less accumulated depreciation, depletion and amortization	10,645	10,026

Net properties and equipment	37,154	37,047

Other Assets	1,089	1,088

Goodwill and Other Intangible Assets	5,359	5,413

Total Assets	$48,154	$48,923

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

millions	March 31, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,637	$3,166
Accrued expenses	516	898
Current debt	1,020	1,472

Total	4,173	5,536

Long-term Debt	10,231	9,128

Midstream Subsidiary Note Payable to a Related Party	1,739	1,739

Other Long-term Liabilities
Deferred income taxes	9,757	9,974
Other	3,432	3,390

Total	13,189	13,364

Equity
Stockholders’ Equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 472.3 million and 471.6 million shares issued as of March 31, 2009 and December 31, 2008, respectively)	47	47
Paid-in capital	5,735	5,696
Retained earnings	13,799	14,179
Treasury stock (11.9 million and 11.7 million shares as of March 31, 2009 and December 31, 2008, respectively)	(694)	(686)
Accumulated other comprehensive income (loss):
Gains (losses) on derivative instruments	(112)	(118)
Foreign currency translation adjustments	(1)	(1)
Pension and other postretirement plans	(314)	(322)

Total	(427)	(441)

Total Stockholders’ Equity	18,460	18,795
Noncontrolling Interests	362	361

Total Equity	18,822	19,156

Commitments and Contingencies (Note 10)

Total Liabilities and Equity	$48,154	$48,923

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	$47	$5,696	$14,179	$(686)	$(441)	$18,795	$361	$19,156

Net income (loss)	—	—	(338)	—	—	(338)	7	(331)
Common stock issued	—	39	—	—	—	39	—	39
Dividends - common	—	—	(42)	—	—	(42)	—	(42)
Repurchase of common stock	—	—	—	(8)	—	(8)	—	(8)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(6)	(6)
Previously deferred gains (losses) on derivative instruments	—	—	—	—	6	6	—	6
Pensions and other postretirement liability adjustments	—	—	—	—	8	8	—	8

Balance at March 31, 2009	$47	$5,735	$13,799	$(694)	$(427)	$18,460	$362	$18,822

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended March 31
millions	2009	2008
Net Income (Loss)	$(331)	$286

Other Comprehensive Income (Loss), net of taxes
Gains (losses) on derivative instruments:
Reclassification adjustment for (gains) losses included in net income(1)	6	4
Pension and other postretirement plans adjustments(2)	8	3

Total	14	7

Comprehensive Income (Loss)	(317)	293

Comprehensive Income Attributable to Noncontrolling Interests	7	—

Comprehensive Income (Loss) Attributable to Common Stockholders	$(324)	$293

(1)net of income tax benefit (expense) of:	$(3)	$(2)
(2)net of income tax benefit (expense) of:	(5)	(1)

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31
millions	2009	2008
Cash Flow from Operating Activities
Net income (loss)	$(331)	$286
Less income from discontinued operations, net of taxes	—	50
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	806	810
Deferred income taxes	(299)	37
Dry hole expense and impairments of unproved properties	228	160
Impairments	51	—
(Gains) losses on divestitures, net	(10)	171
Unrealized (gains) losses on derivatives	240	488
Other non-cash items	56	(32)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	256	412
Increase (decrease) in accounts payable and accrued expenses	(589)	(87)
Other items – net	119	(187)

Net cash provided by (used in) operating activities	527	2,008

Cash Flow from Investing Activities
Additions to properties and equipment and dry hole costs	(1,133)	(1,051)
Divestitures of properties and equipment and other assets	5	192
Other – net	(1)	(36)

Net cash provided by (used in) investing activities	(1,129)	(895)

Cash Flow from Financing Activities
Borrowings, net of issuance costs	1,088	—
Borrowings from affiliates, net of issuance costs	—	1
Repayments of debt	(451)	(1,000)
Increase (decrease) in accounts payable, banks	(174)	(29)
Dividends paid	(42)	(44)
Settlement of derivatives with a financing element	—	(2)
Repurchase of common stock	(8)	—
Issuance of common stock	—	6
Distributions to noncontrolling interest owners	(6)	—

Net cash provided by (used in) financing activities	407	(1,068)

Net Increase (Decrease) in Cash and Cash Equivalents	(195)	45

Cash and Cash Equivalents at Beginning of Period	2,360	1,268

Cash and Cash Equivalents at End of Period	$2,165	$1,313

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

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2009 and December 31, 2008, the consolidated statements of income, comprehensive income and cash flows for the quarters ended March 31, 2009 and 2008, and the consolidated statement of equity for the quarter ended March 31, 2009. Certain amounts for prior periods have been reclassified to conform to the current presentation.

In preparing financial statements in accordance with accounting principles generally accepted in the United States, management makes informed judgments and estimates that affect both the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Management reviews its estimates periodically, including those related to the carrying value of properties and equipment, proved reserves, goodwill, intangible assets, asset retirement obligations, litigation reserves, environmental liabilities, pension liabilities and costs, income taxes and fair values. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates.

The accompanying financial statements and notes should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

Oil and Gas Properties    The Company uses the successful efforts method of accounting for oil and gas properties. The Company adopted the successful efforts method of accounting in the third quarter of 2007 and all periods presented reflect the successful efforts method of accounting.

Fair Value    Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 characterizes inputs used in determining fair value according to a hierarchy that prioritizes inputs based upon the degree to which these inputs are observable. The three levels of the fair value hierarchy are as follows:

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

In determining fair value, the Company utilizes observable market data when available, or models that incorporate observable market data. In addition to market information, the Company incorporates transaction-specific details that, in management’s judgment, market participants would consider in measuring fair value.

In arriving at fair value estimates, the Company utilizes the most observable inputs available for the valuation technique employed. If a fair value measurement reflects inputs at multiple levels within the fair value hierarchy, the fair value measurement is characterized based upon the lowest level of input that is significant to the fair value measurement. For Anadarko, recurring fair value measurements are performed for interest rate derivatives,

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies (Continued)

commodity derivatives and investments in trading securities. The nonfinancial assets and liabilities initially measured at fair value such as assets acquired in a business combination and measured at fair value on a non-recurring basis would include; impaired long-lived assets (asset groups); intangible assets and goodwill; and initial recognition of asset retirement obligations and exit or disposal costs.

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable reported on the balance sheet approximates fair value.

Earnings Per Share    The Company’s basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period and include the effect of any participating securities, in accordance with SFAS No. 128, “Earnings per Share”. Diluted EPS amounts include the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units and performance-based stock awards under the treasury stock method, if including such potential shares of common stock is dilutive. Diluted net loss per share is calculated in the same manner as basic net loss per share for the first quarter of 2009, as it does not assume an increase in the number of shares outstanding from stock option exercises and similar sources, because such assumption of share issuance would have an anti-dilutive effect. See Note 9.

Changes in Accounting Principles    The Company adopted SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. SFAS No. 157 does not require any additional fair value measurements. Rather, the pronouncement defines fair value, establishes a framework for measuring fair value under existing accounting pronouncements that require fair value measurements, and expands disclosures about fair value measurements. The Company elected to implement this Statement with the one-year deferral permitted by Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 157-2 for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items recognized or disclosed at fair value on a recurring basis (at least annually). The deferral period ended on January 1, 2009, and as such the Company applies the framework of SFAS No. 157 to nonfinancial assets and liabilities initially measured at fair value such as assets acquired in a business combination; impaired long-lived assets (asset groups); intangible assets and goodwill; and initial recognition of asset retirement obligations and exit or disposal costs.

The Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” effective January 1, 2009. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of subsidiaries. Specifically, this statement requires the recognition of noncontrolling interests (formerly referred to as minority interests) as a component of consolidated equity. Prior to SFAS No. 160 adoption, the share of subsidiary’s net assets allocable to minority interest investors was reported outside of stockholders’ equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Dispositions of subsidiary stock are now required to be accounted for as equity transactions. Accordingly, the Company’s adoption of SFAS No. 160 resulted in the reclassification of its minority interests to noncontrolling interests within equity. Included in noncontrolling interests is approximately $100 million that will be transferred to paid-in capital when the Western Gas Partners, L.P. subordinated units convert to common units. In addition, SFAS No. 160 requires consolidated net income and comprehensive income to include the amounts attributable to both the parent and the noncontrolling interests. All prior periods have been conformed to the current-year presentation.

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” effective January 1, 2009. SFAS No. 161 does not change the Company’s accounting policy for derivatives, but requires enhanced disclosures regarding the Company’s methodology and purpose for entering into these arrangements, accounting for derivative instruments and related hedged items (if any), and the impact on the Company’s financial position, financial performance and cash flows. See Note 7.

The Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), a replacement of SFAS No. 141, “Business Combinations” effective January 1, 2009. SFAS No. 141(R) modifies the accounting for business combinations under SFAS No. 141 and applies to the Company prospectively for future business combinations. SFAS No. 141(R) expands the definition of what qualifies as a business, thereby

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies (Continued)

increasing the scope of transactions that qualify as business combinations. Additionally, for business combinations completed prior to January 1, 2009, SFAS No. 141(R) nullifies EITF (Emerging Issues Task Force) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” with the effect that future changes in estimates of income tax liabilities existing at the date of, or arising in connection with past business combinations, are no longer accounted for as adjustments to goodwill, but are accounted for as adjustments to current period income. The adoption of SFAS No. 141(R) had no impact on the Company’s financial position, financial performance or cash flows.

The Company adopted FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF No. 03-6-1) effective January 1, 2009. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore included in the allocation of earnings for purposes of computing EPS under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under FSP EITF No. 03-6-1, unvested share-based payment awards, whether paid or unpaid, that contain nonforfeitable rights to dividends or dividend equivalents constitute participating securities and are included in the computation of EPS. The Company’s restricted stock awards and restricted stock units contain nonforfeitable rights to dividends, thereby qualifying these instruments as participating securities and requiring the inclusion of underlying securities in the EPS computation. All prior periods have been conformed to the current year presentation. See Note 9.

2.  Acquisitions, Divestitures and Other

Gains (Losses) on Divestitures and Other    For the first quarter of 2008, gains (losses) on divestitures and other, net includes a net $82 million ($52 million after tax) charge related to corrections resulting from an analysis of property records after the adoption of the successful efforts method of accounting. This net amount includes a charge of $163 million related to 2007. Management concluded that this misstatement was not material to 2007 interim and annual results, nor to the 2008 period, and corrected the error in the first quarter of 2008.

3.  Inventories

The major classes of inventories, included in other current assets, are as follows:

millions	March 31, 2009	December 31, 2008
Materials and supplies	$286	$280
Crude oil and NGLs	61	89
Natural gas	12	51

Total	$359	$420

4.  Properties and Equipment

Suspended Exploratory Drilling Costs    The Company’s capitalized suspended well costs at March 31, 2009 and December 31, 2008 were $448 million and $279 million, respectively. The $169 million increase primarily related to drilling in the Gulf of Mexico and Ghana. For the quarter ended March 31, 2009, $14 million of exploratory well costs that have been capitalized as suspended well costs for greater than one year was charged to dry hole expense.

Management believes projects with suspended exploratory drilling costs exhibit sufficient quantities of hydrocarbons to justify potential development and is actively pursuing efforts to assess whether reserves can be attributed to these areas. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Impairments

During the quarter ended March 31, 2009, the Company recognized impairments related to long-lived assets of $4 million due to the current economic and price environment and recognized impairments related to certain transportation contracts of $47 million recorded as intangible assets due to changes in price differentials at specific locations. The long-lived asset impairments relate to the Oil and Gas Exploration and Production segment and the transportation contract impairments relate to the Marketing segment.

These assets were impaired to fair value as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company impaired certain transportation contracts by $47 million, thereby reducing net book value of these contracts to $35 million. Fair value was determined using a discounted cash flow approach, incorporating market-based inputs. The Company determined that this represented a Level 2 fair value measurement.

At March 31, 2009, all intangible assets related to transportation contracts subject to amortization had a gross carrying amount of $171 million, accumulated amortization of $129 million and a net carrying amount of $42 million. Amortization expense for transportation contracts for the quarter ended March 31, 2009 was $6 million. The estimated amortization expense for the transportation contracts for the remainder of 2009 is $17 million, and for the next three years is $13 million, $8 million and $4 million, respectively.

6.  Investments

Noncontrolling Mandatorily Redeemable Interests    In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets with an aggregate fair value of approximately $2.9 billion at the time of the contribution to newly formed unconsolidated entities in exchange for noncontrolling mandatorily redeemable interests in those entities. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion. The Company accounts for its investment in these entities under the equity method of accounting. At March 31, 2009, the carrying amount of these investments was $2.79 billion, while the carrying amount of notes payable to affiliates was $2.85 billion. Anadarko has legal right of setoff and intends to net-settle its obligations under each of the notes payable to the investees with the distributable value of its interest in the corresponding investee. Accordingly, the investments and the obligations are presented net on the consolidated balance sheet with the excess of the notes payable to affiliates over the aggregate investment carrying amount included in other long-term liabilities — other for all periods presented. Other income (expense) for the quarters ended March 31, 2009 and 2008, included interest expense on the notes payable to the investee entities of $(20) million and $(41) million, respectively, and equity in earnings from Anadarko’s investments in the investee entities of $9 million and $44 million, respectively.

7.  Derivative Instruments

Objective & Strategy    The Company is exposed to commodity price and interest rate risk, and management considers it prudent to periodically reduce the Company’s exposure to cash-flow variability resulting from commodity price changes and interest rate fluctuations. Accordingly, the Company enters into certain derivative instruments in order to manage its exposure to these risks.

Futures, swaps and options are used to manage the Company’s exposure to commodity price risk inherent in the Company’s oil and gas production and gas processing operations (Oil and Gas Production/Processing Derivative Activities). Futures contracts and commodity swap agreements are used to fix the price of expected future oil and gas sales at major industry trading locations, such as Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Basis swaps are used to fix or float the price differential between the product price at one market location versus another. Options are used to establish a floor and a ceiling price (collar) for expected future oil and gas sales. Derivative instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of natural gas and NGLs from the Company’s leased storage facilities (Marketing and Trading Derivative Activities).

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

In addition, the Company may also enter into physical-delivery sales contracts to manage cash-flow variability. These contracts call for the receipt or delivery of physical product at a specified location and price, which may be fixed or market-based.

Interest rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to mitigate the Company’s existing or anticipated exposure to unfavorable interest rate changes.

The Company does not apply hedge accounting to any of its derivative instruments. The application of hedge accounting was discontinued by the Company for periods beginning on or after January 1, 2007. As a result, both realized and unrealized gains and losses associated with derivative instruments are recognized in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting and residing in accumulated other comprehensive income (loss) are reclassified to earnings in future periods as the economic transactions to which the derivatives relate are recorded in earnings. For the quarters ended March 31, 2009 and March 31, 2008, a pretax loss of $3 million and zero, respectively, related to commodity derivatives were recorded to earnings. The accumulated other comprehensive loss balances related to commodity derivatives at March 31, 2009 and December 31, 2008, were $19 million ($12 million after tax) and $22 million ($14 million after tax), respectively.

Oil and Gas Production/Processing Derivative Activities    Below is a summary of the Company’s derivative instruments related to its oil and gas production as of March 31, 2009. The natural gas prices are New York Mercantile Exchange (NYMEX) Henry Hub. The crude oil prices reflect a combination of NYMEX Cushing and London Brent Dated.

	2009	2010	2011
Natural Gas
Three-Way Collars (thousand MMBtu/d)	530	—	—
Average price per MMBtu
Ceiling sold price (call)	$11.25	$—	$—
Floor purchased price (put)	$7.50	$—	$—
Floor sold price (put)	$5.45	$—	$—

Fixed-Price Contracts (thousand MMBtu/d)	—	90	90
Average price per MMBtu	$—	$6.10	$6.17

Basis Swaps (thousand MMBtu/d)	1,200	465	45
Price per MMBtu	$(0.85)	$(1.16)	$(1.74)

MMBtu— million British thermal units

MMBtu/d— million British thermal units per day

	2009	2010	2011	2012
Crude Oil
Three-Way Collars (MBbls/d)	48	18	3	2
Average price per barrel
Ceiling sold price (call)	$87.04	$86.76	$86.00	$92.50
Floor purchased price (put)	$52.51	$49.19	$50.00	$50.00
Floor sold price (put)	$37.51	$34.18	$35.00	$35.00

MBbls/d— thousand barrels per day

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

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

Unrealized losses of $325 million and $456 million on these derivatives were recorded to gas sales and oil and condensate sales for the quarters ended March 31, 2009 and March 31, 2008, respectively.

Marketing and Trading Derivative Activities    In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and derivative transactions entered into in order to reduce commodity price risk associated with certain physical product sales. At March 31, 2009 and December 31, 2008, the Company had outstanding physical transactions for 66 MMBtu and 51 MMBtu, respectively, offset by derivative transactions for 56 MMBtu and 34 MMBtu, respectively, for net positions of 10 MMBtu and 17 MMBtu, respectively.

Unrealized losses of $27 million and $25 million on these derivatives were recorded to gathering, processing and marketing sales for the quarters ended March 31, 2009 and March 31, 2008, respectively.

Interest Rate Derivatives    In March 2009, Anadarko entered into rate-lock agreements related to the issuance of $1.1 billion of fixed-rate debt. The locks were settled concurrent with the debt issuance, with a loss of $13 million recorded to other (income) expense, net for the quarter ended March 31, 2009.

In January 2009 and December 2008, Anadarko entered into interest rate swap agreements with a combined notional principal amount of $3 billion, whereby the Company locked in a fixed interest rate in exchange for a floating rate indexed to the three-month London InterBank Offered Rate (LIBOR) rate. The Company’s intent and the market practice is to settle these positions at the earlier of the related debt issuance or the start date of the swaps. Unrealized gains of $110 million on these swap agreements were recorded to other (income) expense, net for the quarter ended March 31, 2009.

In 2008, Anadarko entered into 18-month interest rate swaps with a notional principal amount of $1.0 billion, whereby the Company pays a fixed interest rate and receives a floating interest rate indexed to the three-month LIBOR rate. These swap agreements are subject to quarterly settlement. Unrealized and realized losses of zero and $7 million on these swaps were recorded to interest expense for the quarters ended March 31, 2009 and 2008, respectively.

The Company’s open interest rate derivative positions, as described above, are as follows:

millions Notional Principal Amount:	Start Date	Maturity Date	Weighted–Average Interest Rate

$1,000	March 2008	September 2009	2.74%
$750	October 2011	October 2021	3.16%
$1,250	October 2011	October 2041	3.28%
$250	October 2012	October 2022	3.45%
$750	October 2012	October 2042	3.22%

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Effect of Derivative Instruments – Balance Sheet    The fair value of all oil and gas and interest rate derivative instruments not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (including physical-delivery sales contracts) is included in the table below.

		Gross Asset Derivatives		Gross Liability Derivatives
millions Derivatives	Balance Sheet Classification	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

Commodity	Other Current Assets	$460	$709	$(66)	$(134)
	Other Assets	31	156	(5)	(24)
	Accrued Expenses	30	—	(81)	(14)
	Other Liabilities	12	1	(64)	(28)

	Total Commodity Derivatives	533	866	(216)	(200)

Interest Rate	Other Assets	114	3	—	—
	Accrued Expenses	—	—	(8)	(10)

Total Derivatives		$647	$869	$(224)	$(210)

Effect of Derivative Instruments – Statement of Income    The gain or loss amounts and classification related to derivative instruments not designated as a hedge under SFAS No. 133 are included in the table below.

millions Derivatives		Amount of Gain (Loss) Recognized
		Quarter Ended March 31,
	Classification of Gain (Loss) Recognized	2009	2008

Commodity	Gas Sales	$(156)	$(275)
	Oil and Condensate Sales	(9)	(254)
	Gathering, Processing and Marketing Sales *	(43)	(37)

Interest Rate	Other Income (Expense), net	97	—
	Interest Expense	—	(7)

Total Derivatives		$(111)	$(573)

*Represents the effect of marketing and trading derivative activities

Credit Risk Considerations    Settlements of any exchange-traded contracts are guaranteed by NYMEX or the Intercontinental Exchange and are subject to nominal credit risk. Over-the-counter traded swaps, options and physical delivery contracts expose the Company to counterparty credit risk. The Company has the ability to require cash collateral as well as letters of credit to support its financial instruments subject to counterparty credit risk. The Company monitors the creditworthiness of each counterparty and assesses the impact, if any, that such creditworthiness has on fair value and routinely exercises its contractual right to net realized gains against realized losses when settling with its swap and option counterparties.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

The Company’s net asset derivatives recorded at fair value on the balance sheet include amounts attributable to agreements entered into with financial institutions. Approximately $390 million of the Company’s $647 million gross derivative asset balance at March 31, 2009 was attributable to open positions with financial institutions. The Company has netting and setoff agreements with each of these counterparties, which permit the net settlement of these gross derivative assets against gross derivative liabilities with this same group of counterparties. As of March 31, 2009, $97 million of the Company’s $224 million gross derivative liability balance is permitted to offset the gross derivative asset balance. The table below shows the financial impact of our netting arrangements on the fair value of our outstanding derivative positions.

Certain of the Company’s derivative instruments contain provisions whereby reductions in the Company’s credit rating from major credit rating agencies would require either the full or partial collateralization of the Company’s obligations or the immediate settlement of all such obligations. The aggregate fair value of all derivative instruments with credit-risk-related contingent features, for which a net liability position existed on March 31, 2009, was $20 million, which would have to be collateralized or settled if the Company’s credit rating was downgraded and the credit-risk-related features of such instruments were exercised.

Fair Value    The fair value of commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The valuation of physical delivery purchase and sale agreements, over-the-counter financial swaps and three-way collars are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instrument. Therefore, the Company categorizes these measurements as Level 2.

The following table sets forth, by level within the fair value hierarchy, the fair value of the Company’s financial assets and liabilities at March 31, 2009.

millions	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Commodity derivatives	$2	$531	$—	$(114)	$419
Interest rate derivatives	—	114	—	—	114

Total	$2	$645	$—	$(114)	$533

Liabilities:
Commodity derivatives	$(7)	$(209)	$—	$140	$(76)
Interest rate derivatives	—	(8)	—	—	(8)

Total	$(7)	$(217)	$—	$140	$(84)

(1)

Represents the impact of netting assets, liabilities and collateral with counterparties with which the right of setoff exists. Cash collateral held by counterparties from Anadarko was $73 million at March 31, 2009. Anadarko held no cash collateral from counterparties at March 31, 2009.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Debt and Interest Expense

Debt    The following table presents the outstanding debt of the Company as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
millions	Principal	Carrying Value	Principal	Carrying Value
Current and long-term debt	$13,029	$11,251	$12,381	$10,600
Midstream subsidiary note payable to a related party	1,739	1,739	1,739	1,739

Total debt	$14,768	$12,990	$14,120	$12,339

In March 2009, the Company issued $1.1 billion of debt securities, consisting of $500 million of 7.625% Senior Notes due 2014 and $600 million of 8.700% Senior Notes due 2019.

During the first quarter of 2009, the Company retired $451 million of Floating Rate Notes due in 2009 and recognized a gain of $1 million, which is included in interest expense.

In March 2008, the Company entered into a $1.3 billion, five-year Revolving Credit Agreement (RCA) with a syndicate of United States and foreign lenders. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. The RCA terminates in March 2013. As of March 31, 2009, the Company had no outstanding borrowings under the RCA. Anadarko was in compliance with existing covenants and the full amount of the RCA was available for borrowing at March 31, 2009.

See Note 6 for Anadarko’s notes payable to certain investees that do not affect the reported debt balance.

Interest Expense    The following table summarizes the amounts included in interest expense.

	Quarter Ended March 31
millions	2009	2008

Gross interest expense –
Current debt, long-term debt and other	$185	$211
Midstream subsidiary note payable to a related party	12	35
Capitalized interest*	(16)	(19)

Net interest expense	$181	$227

*	Excluded from the quarter ended March 31, 2008 is capitalized interest of $9 million that was corrected in the quarter ended June 30, 2008.

See Note 6 for interest expense incurred on certain notes payable to unconsolidated affiliates which is reported in other (income) expense.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Stockholders’ Equity

Common Stock    The reconciliation between basic and diluted EPS from continuing operations attributable to common stockholders is as follows:

	Quarter Ended March 31
millions except per share amounts	2009	2008
Income:
Income (loss) from continuing operations attributable to common stockholders	$(338)	$236
Less: Distributions to participating securities	—	1
Less: Undistributed income (loss) allocated to participating securities	—	2

Basic	(338)	233

Diluted	$(338)	$233

Shares:
Basic
Weighted-average common shares outstanding	460	468
Dilutive effect of stock options and performance-based stock awards	—	1

Diluted	460	469

Income (loss) per common share:
Basic	$(0.73)	$0.50
Diluted	$(0.73)	$0.50

Effective January 1, 2009, the Company implemented FSP EITF No. 03-6-1, which requires participating securities to be included in the earnings allocation in computing EPS under the two-class method. All prior-period EPS data presented above has been adjusted retrospectively to conform to the requirements of FSP EITF No. 03-6-1. For the quarter ended March 31, 2009 basic EPS was not impacted by the two-class method because the Company’s participating securities are not obligated to share in the losses of the Company, and diluted EPS was not impacted because the inclusion of these securities would have had an anti-dilutive effect on diluted EPS. The results for the quarter ended March 31, 2008 were not impacted.

For the quarter ended March 31, 2009 and 2008, awards for 7.3 million and 2.9 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the inclusion of these shares would have had an anti-dilutive effect.

For all periods presented, quarterly dividends of nine cents per share were paid to holders of common stock. As of March 31, 2009, the covenants contained in certain of the Company’s credit agreements provided for a maximum debt-to-capitalization ratio of 60%. The covenants do not specifically restrict the payment of dividends; however, the impact of dividends paid on the Company’s debt-to-total capitalization ratio must be considered in order to ensure covenant compliance. Based on these covenants, as of March 31, 2009, retained earnings of approximately $10.3 billion were not limited as to the payment of dividends.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Commitments and Contingencies

General    Litigation charges and adjustments increased income from continuing operations before income taxes $13 million during the first quarter of 2009 and decreased income from continuing operations before income taxes $3 million for the first quarter of 2008. The Company is a defendant in a number of lawsuits and is involved in government proceedings, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

Litigation    The Company is subject to various claims from its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis for royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee Corporation (Kerr-McGee) was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee, and 117 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company’s present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. The discovery process is ongoing. The court has entered an order whereby the case will be tried in phases. The claims against the Company have yet to be set for trial. Prior to its acquisition by Anadarko, Kerr-McGee reached a settlement with the government; however, the court permitted Mr. Wright to conduct additional discovery to test the reasonableness of the settlement. Management has accrued a liability for the settlement amount only. The Company believes that an additional loss, if any, is unlikely to have a material adverse effect on Anadarko’s financial position, results of operations or cash flows.

Deepwater Royalty Relief Act    In 1995, the United States Congress passed the Deepwater Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalties on certain federal leases located in the deep waters of the Gulf of Mexico. After the passage of the DWRRA, the Minerals Management Service (MMS), an agency of the Department of the Interior (DOI), inserted price thresholds into leases issued in 1996, 1997 and 2000 that effectively eliminated this royalty relief if these price thresholds were exceeded. The 1998 and 1999 leases did not contain price threshold provisions. The Company currently owns interests in several deepwater Gulf of Mexico leases granted during the 1996-2000 time period (some originally owned by Kerr-McGee). In January 2006, the DOI issued an order (the 2006 Order) to Kerr-McGee Oil and Gas Corporation (KMOG), a subsidiary of Kerr-McGee, to pay oil and gas royalties and accrued interest on KMOG’s deepwater Gulf of Mexico production associated with eight 1996, 1997 and 2000 leases, for which KMOG believes royalties are suspended under the DWRRA. The 2006 Order is based on the assertion that the DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices exceed certain levels specified by the DOI. KMOG believes that the DOI does not have the discretion to eliminate royalty relief on the DWRRA leases issued from 1996 through 2000 and, accordingly, is contesting the 2006 Order. In that regard, on March 17, 2006, KMOG filed a lawsuit styled Kerr-McGee Oil and Gas Corp. v. C. Stephen Allred, Assistant Secretary for Land & Minerals Mgt. and the Dept of the Interior (Kerr-McGee v. Allred) in the U.S. District Court for the Western District of Louisiana against the DOI for injunctive and declaratory relief with respect to the DOI’s claims for additional royalties on the eight leases listed in the 2006 Order. KMOG and the DOI unsuccessfully mediated the dispute.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Commitments and Contingencies (Continued)

In May 2007, KMOG filed a motion for summary judgment, and in October 2007 the District Court for the Western District of Louisiana ruled in favor of KMOG on the eight leases before the Court. The DOI appealed the decision to the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit). In January 2009, a three-judge Fifth Circuit panel unanimously affirmed the District Court’s ruling in favor of KMOG. At the end of March 2009, the DOI filed a petition for rehearing by the full Fifth Circuit (en banc). On April 14, 2009, the Fifth Circuit denied the DOI’s petition for rehearing en banc. The deadline for the DOI to appeal to the U.S. Supreme Court is July 13, 2009.

During September 2008, the MMS issued to Anadarko another order (the 2008 Order) to perform restructured accounting and pay royalties covering 17 deepwater leases, including seven leases covered by the 2006 Order. The DOI, relying upon its position that it has the discretion to eliminate royalty relief under the DWRRA through price thresholds, is seeking payment for alleged “past due” oil and gas royalties for years 2003 (gas only) and 2004 through 2007 plus interest. Generally, the 2008 Order covers time periods not included in the 2006 Order. In October 2008, Anadarko filed an administrative appeal of the 2008 Order with the MMS and the MMS has approved Anadarko’s request to “self-bond” the appeal in lieu of filing a letter of credit or other surety instrument. The 2008 Order is stayed pending a final non-appealable judgment of Kerr-McGee v. Allred.

The Company has accrued a liability of approximately $626 million, which, as of March 31, 2009, is equal to the royalties (plus accrued interest) that could be owed on the leases listed in the 2006 Order and the 2008 Order and other 1996, 1997 and 2000 leases granted to the Company in the Gulf of Mexico that contain price threshold provisions similar to the leases currently in dispute under the 2006 Order and the 2008 Order. The liability will continue to be adjusted monthly as production is sold and sales prices are confirmed, until the resolution of the matter is final. Under the applicable statutes, regulations and lease terms attributable to the 1998 and 1999 leases, no royalties are owed on production from these leases until the applicable royalty suspension volumes are exhausted; accordingly, no amounts have been accrued for potential royalty payments under those leases.

Guarantees and Indemnifications    Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly-owned Kerr-McGee subsidiary that held Kerr-McGee’s chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. As of March 31, 2009, the Company has a long-term liability of $94 million and a short-term liability of $2 million recorded for the remaining guarantee obligation of $96 million.

The Company also provides certain indemnifications in relation to dispositions of assets. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for potential future audit adjustments that may be imposed by the Canadian taxing authorities for tax years prior to the sale. At March 31, 2009, other long-term liabilities included a $40 million liability for this contingency. The Company believes it is probable that this remaining indemnification will be settled with the purchaser in cash.

Other    The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flow of the Company.

Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of March 31, 2009, the Company’s balance sheet included a $112 million liability for remediation and reclamation obligations. The Company continually monitors the liability recorded and the remediation and reclamation process.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Income Taxes

Following is a summary of income tax expense (benefit) and effective tax rates for the first quarter of 2009 and 2008, respectively.

	Quarter Ended March 31
millions except percentages	2009	2008

Income tax expense (benefit)	$(214)	$344
Effective tax rate	39%	59%

The variance from the 35% statutory rate in the first quarter of 2009 is primarily attributable to changes in uncertain tax positions (FASB Interpretation No. 48) and state income taxes, partially offset by the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, U.S. residual income tax on foreign income, and other items. The variance from the 35% statutory rate in the first quarter of 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes, the recognition of tax expense on the Company’s subsequent divestiture in December 2008 of its 50% interest in the Peregrino field offshore Brazil in advance of the recognition of the associated gain on sale, other foreign taxes in excess of federal statutory rates, the tax effect of the prior-period book income correction recorded in the first quarter of 2008, state income taxes and other items.

12.  Statements of Cash Flows Supplemental Information

The following table presents amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes, including amounts related to discontinued operations, and non-cash transactions.

	Quarter Ended March 31
millions	2009	2008
Cash paid (received):
Interest	$226	$250
Income taxes(1)	$207	$(296)
Non-cash investing activities:
Fair value of properties and equipment received in non-cash exchange transactions	$38	$78

(1)	Includes a $350 million federal income tax refund during the quarter ended March 31, 2008.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Segment Information

Anadarko’s primary business segments are vertically integrated within the oil and gas industry. These segments are managed separately because of the nature of their products and services, as well as unique technology, distribution and marketing requirements. The Company’s three operating segments are oil and gas exploration and production, midstream, and marketing. The exploration and production segment explores for and produces natural gas, crude oil, condensate and NGLs. The midstream segment engages in gathering, processing, treating and transporting Anadarko’s and third-party oil and gas production. The marketing segment sells most of Anadarko’s production, as well as production purchased from third parties.

To assess the operating results of Anadarko’s segments, management analyzes income from continuing operations before income taxes, interest expense, exploration expense, depreciation, depletion and amortization (DD&A) expense and impairments, less net income attributable to noncontrolling interests (Adjusted EBITDAX). Prior to the adoption of SFAS No. 160, net income attributable to noncontrolling interests (formerly referred to as minority interests) was included in income from continuing operations before income taxes. Anadarko’s definition of Adjusted EBITDAX excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period, but is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance, because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies. Therefore, Anadarko’s consolidated Adjusted EBITDAX should be considered in conjunction with income (loss) from continuing operations attributable to common stockholders and other performance measures, such as operating income or cash flow from operating activities. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) from continuing operations before income taxes.

	Quarter Ended March 31
millions	2009	2008
Income (loss) from continuing operations before income taxes	$(545)	$580
Exploration expense	301	243
Depreciation, depletion and amortization expense	806	810
Impairments	51	—
Interest expense	181	227
Less: Net income attributable to noncontrolling interests	7	—

Consolidated Adjusted EBITDAX	$787	$1,860

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Segment Information (Continued)

The following table presents selected financial information for Anadarko’s operating segments. Information presented as “Other and Intersegment Eliminations” includes results from hard minerals joint ventures and royalty arrangements, operating activities that are not considered operating segments, as well as corporate and financing activities.

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total

Quarter Ended March 31, 2009:

Sales revenues	$286	$59	$1,205	$—	$1,550
Intersegment revenues	1,042	158	(1,096)	(104)	—
Gains (losses) on divestitures and other, net	10	—	—	35	45

Total revenues and other	1,338	217	109	(69)	1,595

Operating costs and expenses (1)	597	137	116	59	909
Other (income) expense, net	—	—	—	(108)	(108)
Net income attributable to noncontrolling interests	—	7	—	—	7

Total	597	144	116	(49)	808

Adjusted EBITDAX	$741	$73	$(7)	$(20)	$787

Quarter Ended March 31, 2008:

Sales revenues	$1,208	$82	$1,730	$(2)	$3,018
Intersegment revenues	1,495	250	(1,637)	(108)	—
Gains (losses) on divestitures and other, net	(84)	(6)	—	50	(40)

Total revenues and other	$2,619	$326	$93	$(60)	$2,978

Operating costs and expenses (1)	769	232	103	26	1,130
Other (income) expense	—	—	—	(12)	(12)

Total	769	232	103	14	1,118

Adjusted EBITDAX	$1,850	$94	$(10)	$(74)	$1,860

March 31, 2009:
Net properties and equipment	$32,500	$3,043	$25	$1,586	$37,154

December 31, 2008:
Net properties and equipment	$32,436	$2,987	$27	$1,597	$37,047

(1)

Operating costs and expenses exclude exploration, DD&A and impairment expenses since they are excluded from Adjusted EBITDAX. Excluded from the Midstream segment for the quarter ended March 31, 2008 is a reduction of accrued expenses of $12 million that was corrected in the quarter ended June 30, 2008.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the quarter ended March 31, 2009, the Company made contributions of $9 million to its funded pension plans, $15 million to its unfunded pension plans and $3 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2009, the Company expects to contribute approximately $133 million to its funded pension plans, approximately $8 million to its unfunded pension plans and approximately $19 million to its unfunded other postretirement benefit plans.

The following table sets forth the Company’s pension and other postretirement benefit costs.

	Pension Benefits		Other Benefits
	Quarter Ended March 31		Quarter Ended March 31
millions	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$13	$14	$2	$4
Interest cost	20	19	4	5
Expected return on plan assets	(18)	(20)	—	—
Amortization of actuarial loss	13	3	—	—

Net periodic benefit cost	$28	$16	$6	$9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities and those statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditures and other contractual obligations, the supply of, demand for and the price of natural gas, oil, NGLs and other products or services, volatility in the commodity futures market, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, potential environmental or other obligations arising from Kerr-McGee’s former chemical business, the capital or credit markets, our ability to repay debt, the outcome of any proceedings related to the Algerian exceptional profits tax, and other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in the Company’s 2008 Annual Report on Form 10-K, this Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements.

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Item 1, as well as the Consolidated Financial Statements and the Notes to Consolidated Financial Statements which are included in Item 8, and the Risk Factors information, which is set forth in Item 1A of the 2008 Annual Report on Form 10-K.

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

Operating Highlights

The Company’s significant operational highlights by area during the first quarter of 2009 include:

United States Onshore

•	Increased production in the Rocky Mountain region to 248 thousand barrels of oil equivalent per day (MBOE/d) for the quarter ended March 31, 2009 from 207 MBOE/d for the quarter ended March 31, 2008

Gulf of Mexico

•	Announced an oil discovery at its Heidelberg prospect in Green Canyon block 859 in the deepwater Gulf of Mexico. Anadarko operates the block with a 44.25% working interest

•	Announced the Shenandoah oil discovery well, located in Walker Ridge block 52 in the deepwater Gulf of Mexico. Anadarko operates Shenandoah with a 30% working interest

•	Expensed Red Hawk and Firestar wells as dry holes

International

•

Announced a successful drillstem test at the Hyedua-2 appraisal well in the deepwater Jubilee field offshore Ghana. Anadarko holds an 18% interest in the Deepwater Tano License, where the well is located

•	Announced the Tweneboa-1 discovery well in the Deepwater Tano License offshore Ghana

•	Announced the Mahogany Deep discovery well (formerly Mahogany-3) in the West Cape Three Points Block. Anadarko holds a 31% interest in the West Cape Three Points Block

Financial Highlights

The Company’s significant financial highlights during the first quarter of 2009 include:

•

Completed a public offering of $1.1 billion of debt securities, consisting of $500 million of 7.625% Senior Notes due 2014 and $600 million of 8.700% Senior Notes due 2019. The net proceeds from the offering are being used for general corporate purposes, including the repayment of debt maturing in 2009 resulting in a debt-to-capital ratio of 41.3% at March 31, 2009

•	Generated $527 million of cash flow from operations for the quarter ended March 31, 2009 and closed March 31, 2009 with $2.2 billion of cash on hand

•	Increased realized commodity derivative gains by approximately $230 million compared to the first quarter of 2008

•	Depressed commodity prices continued to adversely affect revenues

The following discussion pertains to Anadarko’s financial condition, results of operations and changes in financial condition. Unless noted otherwise, the following information relates to continuing operations. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil and NGLs, production volumes, the Company’s ability to discover additional oil and natural gas reserves, as well as the cost of finding reserves and changes in the levels of costs and expenses required for continuing operations. Unless the context otherwise requires, the terms “Anadarko” or “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. Below is an index by major category of discussion including a brief description of contents:

Results of Continuing Operations

Selected Data

	Quarter Ended March 31
millions except per share amounts	2009	2008
Financial Results
Total revenues and other	$1,595	$2,978
Costs and expenses	2,067	2,183
Other (income) expense	73	215
Income tax expense (benefit)	(214)	344
Income (loss) from continuing operations attributable to common stockholders	$(338)	$236
Income (loss) from continuing operations per common share attributable to common stockholders - diluted	$(0.73)	$0.50
Average number of common shares outstanding - diluted	460	469

Operating Results
Adjusted EBITDAX(1)	$787	$1,860
Sales volumes (MMBOE)	54	53

MMBOE – million barrels of oil equivalent

(1)

See Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income (loss) from continuing operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Income (Loss) from Continuing Operations Attributable to Common Stockholders In the first quarter of 2009, Anadarko’s loss from continuing operations attributable to common stockholders was $338 million or $0.73 per share (diluted). This compares to income from continuing operations attributable to common stockholders of $236 million or $0.50 per share (diluted) for the first quarter of 2008.

This decrease was primarily due to sustained lower natural gas, oil and NGLs sales revenues, including the impact of derivatives, partially offset by lower income tax expense and lower interest expense.

See Note 1 – Summary of Significant Accounting Policies – Changes in Accounting Principles regarding the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” under Part I, Item 1 of this Form 10-Q requiring consolidated net income to include the amounts attributable to both the parent and the noncontrolling interests.

Sales Revenues

	Quarter Ended March 31		Δ vs. 2008
millions except percentages	2009	2008

Gas sales	$680	$1,199	(43)%
Oil and condensate sales	626	1,350	(54)
Natural gas liquids sales	83	201	(59)
Gathering, processing and marketing sales	161	268	(40)

Total	$1,550	$3,018	(49)

Anadarko’s sales revenues for the first quarter of 2009 decreased compared to the same period of 2008. The decrease was due primarily to lower natural gas, oil and condensate and NGLs commodity prices, including the impact of derivatives.

The Company’s sales revenues for the quarters ended March 31, 2009 and 2008 include $352 million and $481 million, respectively, of net unrealized losses on derivatives used to manage price risk on natural gas, crude oil and condensate, NGLs and marketing sales. Actual realization of these losses is expected to be substantially offset by the value realized from the actual sale of the production covered by the derivative instruments.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes, prices and derivatives gains and losses on Anadarko’s sales revenues for the quarter ended March 31, 2009 compared to the same period of 2008.

	Quarter Ended March 31
millions	Natural Gas	Oil and Condensate	NGLs

2008 sales revenues	$1,199	$1,350	$201
Changes associated with sales volumes	105	(152)	3
Changes in prices, excluding derivatives	(743)	(814)	(121)
Changes in realized derivative gains and losses	144	86	—
Changes in unrealized derivative gains and losses	(25)	156	—

2009 sales revenues	$680	$626	$83

The Company utilizes derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas, crude oil, condensate and NGLs. This activity is referred to as commodity price risk management. The impact of commodity price risk management (including realized and unrealized gains and losses) was a revenue decrease of $168 million during the first quarter of 2009 compared to a decrease of $529 million in the first quarter of 2008. See Energy Price Risk under Part I, Item 3 and Note 7 –Derivative Instruments under Part I, Item 1 of this Form 10-Q.

Analysis of Oil and Gas Operations Sales Volumes

	Quarter March 31		Δ vs. 2008
	2009	2008
Barrels of Oil Equivalent (MMBOE except percentages)
United States	48	46	4%
Algeria	5	5	—
Other International	1	2	(50)

Total	54	53	2

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	529	517	2
Algeria	58	51	14
Other International	13	17	(24)

Total	600	585	3

Anadarko’s daily sales volumes for the first quarter of 2009 increased 15 MBOE/d compared to the same period in 2008. Volumes in the United States increased 12 MBOE/d in the first quarter of 2009 primarily related to higher volumes in the Rockies of 41 MBOE/d due to late 2008 drilling in tight gas fields and positive results from dewatering coalbed methane wells, partially offset by lower sales volumes in the Gulf of Mexico of 31 MBOE/d due to prolonged repairs of third-party downstream infrastructure that was damaged during the 2008 hurricane season. Algeria volumes increased 7 MBOE/d in the first quarter of 2009 due to fewer cargo liftings realized during the first quarter of 2008.

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage volumes and mitigate the effect of price volatility, which is likely to continue into the future.

Natural Gas Sales Volumes, Average Prices and Revenues

	Quarter Ended March 31		Δ vs.
	2009	2008	2008
			(Percentages)
United States
Sales volumes — Bcf	208	194	7%
MMcf/d	2,315	2,137	8
Price per Mcf, excluding derivatives	$4.01	$7.58	(47)
Realized gains (losses) on derivatives	$0.59	$(0.11)	636

	4.60	7.47	(38)
Unrealized gains (losses) on derivatives	(1.34)	(1.30)	(3)

Total	$3.26	$6.17	(47)
Gas sales revenues (millions)	$680	$1,199	(43)

Bcf – billion cubic feet

MMcf/d – million cubic feet per day

Mcf – thousand cubic feet

The Company’s daily natural gas sales volumes increased 178 MMcf/d for the first quarter of 2009 compared to the same period in 2008. The increase was primarily related to higher sales volumes in the Rockies of 211 MMcf/d, due to late 2008 drilling in tight gas fields and positive results from dewatering coalbed methane wells, partially offset by decreased production in the Gulf of Mexico of 25 MMcf/d, due to prolonged repairs of third-party downstream infrastructure that was damaged during the 2008 hurricane season and in the Southern Region of 8 MMcf/d. In general, production of natural gas is not directly affected by seasonal swings in demand.

Excluding the impact of gains and losses on derivatives, Anadarko’s average natural gas price for the first quarter of 2009 decreased when compared to the same period for 2008. The lower price realized during the first quarter of 2009 was primarily attributable to higher year-over-year natural gas production and storage volumes coupled with lower United States demand for natural gas. As of March 31, 2009, the Company has implemented commodity price risk management on approximately 25% of its anticipated natural gas sales volumes for the remainder of 2009.

Crude Oil and Condensate Sales Volumes, Average Prices and Revenues

	Quarter Ended March 31		Δ vs. 2008
	2009	2008
			(Percentages)
United States
Sales volumes — MMBbls	9	10	(10)%
MBbls/d	103	122	(16)
Price per barrel, excluding derivatives	$38.51	$92.59	(58)
Realized gains (losses) on derivatives	$2.89	$(3.16)	191

	41.40	89.43	(54)
Unrealized gains (losses) on derivatives	(1.94)	(12.39)	84

Total	$39.46	$77.04	(49)

Algeria
Sales volumes — MMBbls	5	5	—
MBbls/d	58	51	14
Price per barrel, excluding derivatives	$45.94	$98.02	(53)
Realized gains (losses) on derivatives	1.40	(3.80)	137

	47.34	94.22	(50)
Unrealized gains (losses) on derivatives	(5.48)	(14.23)	61

Total	$41.86	$79.99	(48)

Other International
Sales volumes — MMBbls	1	2	(50)
MBbls/d	13	17	(24)
Total	$36.79	$81.08	(55)

Total
Sales volumes — MMBbls	15	17	(12)
MBbls/d	174	190	(8)
Total price per barrel, excluding derivatives	$40.86	$93.01	(56)
Realized gains (losses) on derivatives	2.18	(3.04)	172

	43.04	89.97	(52)
Unrealized gains (losses) on derivatives	(2.98)	(11.76)	75

Total	$40.06	$78.21	(49)
Total oil and condensate sales revenues (millions)	$626	$1,350	(54)

MMBbls—million barrels

Anadarko’s daily crude oil and condensate sales volumes for the quarter ended March 31, 2009 decreased 16 MBbls/d compared to the same period in 2008. The decrease in the first quarter of 2009 was primarily related to lower crude oil sales volumes of 23 MBbls/d in the Gulf of Mexico resulting from prolonged repairs of third-party downstream infrastructure that was damaged during the 2008 hurricane season, partially offset by higher crude oil sales volumes of 7 MBbls/d in the first quarter of 2009 in Algeria due to fewer cargo liftings realized during the first quarter of 2008. Production of oil usually is not affected by seasonal swings in demand.

Excluding the impact of gains and losses on derivatives, Anadarko’s average crude oil price for the first quarter of 2009 decreased when compared to same period of 2008. Crude oil prices decreased for the first quarter of 2009 compared to the first quarter of 2008, primarily due to increased spare Organization of Petroleum Exporting Countries production capacity coupled with decreased global demand, particularly in the United States, Europe, and Japan. As of March 31, 2009, the Company has utilized commodity price risk management on approximately 28% of its anticipated oil and condensate sales volumes for the remainder of 2009.

Natural Gas Liquids Sales Volumes, Average Prices and Revenues

	Quarter Ended March 31		Δ vs. 2008
	2009	2008
			(Percentages)
United States
Sales volumes—MMBbls	4	4	—%
MBbls/d	40	39	3
Price per barrel	$23.05	$56.42	(59)
Natural gas liquids sales revenues (millions)	$83	$201	(59)

NGLs sales represent revenues derived from the processing of Anadarko’s natural gas production. The Company’s daily NGLs sales volumes for the quarter ended March 31, 2009 increased compared to the same period in 2008. The increase for the quarter was primarily related to an increase of 3 MBbls/d in the Rockies due to late 2008 drilling in tight gas fields and an increase of 2 MBbls/d in the Southern Region, partially offset by a decrease of 4 MBbls/d in the Gulf of Mexico resulting from prolonged repairs of third-party downstream infrastructure which was damaged as a result of the 2008 hurricane activity. The average NGLs price decreased for the first quarter of 2009 compared to the same period of 2008 primarily due to decreased global petrochemical demand during the first quarter of 2009. NGLs production is dependent upon natural gas and NGLs prices as well as the economics of processing the natural gas to extract NGLs. In general, production of NGLs is not affected by seasonal swings in demand.

Gathering, Processing and Marketing Revenues

	Quarter Ended March 31		Δ vs. 2008
millions except percentages	2009	2008

Gathering and processing sales	$141	$272	(48)%
Marketing sales	20	(4)	600

Total	$161	$268	(40)

Gathering and processing sales represent those revenues derived from gathering and processing natural gas from third-party production. Marketing sales primarily represent the margin earned on sales of oil, gas and NGLs purchased from third parties. During the quarter ended March 31, 2009, gathering and processing sales decreased $131 million compared to the same period of 2008. This decrease was primarily related to a sustained decline in prices for natural gas, natural gas liquids, and condensate. Marketing sales for the quarter ended March 31, 2009, increased compared to the same period of 2008 primarily due to improved margins on NGLs and increased third-party marketing sales as a percentage of total marketing sales.

Gains (Losses) on Divestitures and Other, net

For the first quarter of 2008, gains (losses) on divestitures and other, net includes a net $82 million ($52 million after tax) charge related to corrections resulting from an analysis of property records after the adoption of the successful efforts method of accounting. This net amount includes a charge of $163 million related to 2007. Management concluded that this misstatement was not material to 2007 interim and annual results, nor to the 2008 period, and corrected the error in the first quarter of 2008.

Costs and Expenses

	Quarter Ended March 31		Δ vs.
millions except percentages	2009	2008	2008

Oil and gas operating	$262	$245	7%
Oil and gas transportation and other	153	130	18
Exploration	301	243	24
Gathering, processing and marketing	135	192	(30)
General and administrative	209	204	2
Depreciation, depletion and amortization	806	810	—
Other taxes	150	359	(58)
Impairments	51	—	NM

Total	$2,067	$2,183	(5)

NM — not meaningful

During the first quarter of 2009, Anadarko’s costs and expenses, as set forth above, differed as compared to the first quarter of 2008 due to the following:

—

Oil and gas operating expense increased primarily due to an increase in direct operating expenses of approximately $45 million in the Gulf of Mexico related to higher deepwater well workover expenses, and higher direct operating and third-party expenses of $18 million in the Rockies primarily associated with increased production volumes from tight gas and coalbed methane projects, which increased overall field operating expense and water disposal and handling costs, partially offset by a decrease in demand charges and lower production handling expenses of $31 million in the Gulf of Mexico, and a decrease in direct operating expenses and third-party expenses of $14 million in the Southern Region, Alaska and Algeria.

—

Oil and gas transportation and other expenses increased primarily due to costs associated with drilling rig contract termination fees and higher gas gathering and transportation costs, partially offset by lower surface owner payments in the Rockies and lower cost of product, primarily in the Gulf of Mexico.

—

Exploration expense increased $58 million primarily due to an increase in dry hole expense of $48 million and increased impairments of unproved properties of $13 million, both amounts attributable to unsuccessful Gulf of Mexico exploration.

—

Gathering, processing and marketing (GPM) expenses decreased $57 million. Costs associated with gathering and processing operations decreased $64 million primarily due to a decrease in cost of product due to lower prices and lower direct operating costs.

—	General and administrative expense increased primarily due to a $13 million increase in benefit plan expenses, partially offset by lower office expenses of $6 million.
—

DD&A expense associated with oil and gas properties decreased approximately $20 million primarily due to properties that were fully depleted in mid 2008. This decrease was partially offset by an increase of approximately $10 million due to higher sales volumes from oil and gas properties and an increase in depreciation of other properties and equipment.

—

Other taxes decreased primarily due to lower commodity prices resulting in decreased United States production and severance taxes of $109 million, a decrease in the Algerian exceptional profits tax expense of $79 million and a decrease in the windfall profits tax in China of $23 million.

—

Impairments of $47 million and $4 million were related to Marketing segment assets and Oil and Gas Exploration and Production segment properties in the United States, respectively. The Marketing segment impairments related to transportation contracts due to price-depressed margins between certain locations. The Oil and Gas Exploration and Production segment impairments were primarily a result of the current economic and price environment.

Other (Income) Expense

	Quarter Ended March 31		Δ vs.
millions except percentages	2009	2008	2008
Interest Expense
Gross interest expense –
Current debt, long-term debt and other	$185	$211	(12)%
Midstream subsidiary note payable to a related party	12	35	(66)
Capitalized interest	(16)	(19)	(16)

Net interest expense	181	227	(20)

Other (Income) Expense, net
Interest income	(9)	(10)	(10)
Interest rate swaps	(97)	—	NM
Other	(2)	(2)	—

Total other (income) expense, net	(108)	(12)	800

Total	$73	$215	66

Interest Expense    For the quarter ended March 31, 2009, Anadarko’s gross interest expense decreased compared to the same period of 2008. The decrease was primarily due to lower average debt levels and interest rates for the first quarter of 2009 compared to the same period in 2008.

Other (Income) Expense, net    For the first quarter of 2009, the Company had total other income of $108 million compared to total other income of $12 million for the same period of 2008. The increase was primarily related to unrealized changes in the fair value of interest rate swaps of $110 million, partially offset by realized losses on interest rate swaps of $13 million.

Income Tax Expense

	Quarter Ended March 31
millions except percentages	2009	2008

Income tax expense (benefit)	$(214)	$344
Effective tax rate	39%	59%

For the quarter ended March 31, 2009, income tax expense (benefit) related to continuing operations decreased 162% compared to the same period of 2008 primarily due to a decrease in income before income taxes.

The variance from the 35% statutory rate in the first quarter of 2009 is primarily attributable to changes in uncertain tax positions (FASB Interpretation No. 48) and state income taxes, partially offset by the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of federal statutory rates, U.S. residual income tax on foreign income and other items. The variance from the 35% statutory rate in the first quarter of 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax which is non-deductible for Algerian income tax purposes, the recognition of tax expense on the Company’s subsequent divestiture in December 2008 of its 50% interest in the Peregrino field offshore Brazil in advance of the recognition of the associated gain on sale, other foreign taxes in excess of federal statutory rates, the tax effect of the prior-period book income correction recorded in the first quarter of 2008, state income taxes and other items.

Net Income Attributable to Noncontrolling Interests

For the first quarter of 2009, the Company’s net income attributable to noncontrolling interests of $7 million primarily related to a 36.7% public ownership interest in Western Gas Partners, L.P., a consolidated subsidiary of the Company.

Operating Results

Segment Analysis—Adjusted EBITDAX    To assess the operating results of Anadarko’s segments, management analyzes income from continuing operations before income taxes, interest expense, exploration expense, DD&A expense and impairments, less net income attributable to noncontrolling interests (Adjusted EBITDAX). Prior to the adoption of SFAS No. 160, net income attributable to noncontrolling interests (formerly referred to as minority interests) was included in income from continuing operations before income taxes. Anadarko’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period, but is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance, because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies. Therefore, Anadarko’s consolidated Adjusted EBITDAX should be considered in conjunction with income (loss) from continuing operations attributable to common stockholders and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect income from continuing operations attributable to common stockholders and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of Anadarko’s results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) from continuing operations before income taxes.

Adjusted EBITDAX

	Quarter Ended March 31		Δ vs.
millions except percentages	2009	2008	2008

Income (loss) from continuing operations before income taxes	$(545)	$580	(194)%
Exploration expense	301	243	24
Depreciation, depletion and amortization expense	806	810	—
Impairments	51	—	NM
Interest expense	181	227	(20)
Less: Net income attributable to noncontrolling interests	7	—	NM

Consolidated Adjusted EBITDAX	$787	$1,860	(58)

Adjusted EBITDAX by segment
Oil and gas exploration and production	$741	$1,850	(60)
Midstream	73	94	(22)
Marketing	(7)	(10)	30
Other and intersegment eliminations	(20)	(74)	73

Oil and Gas Exploration and Production    The decrease in Adjusted EBITDAX for the first quarter of 2009 compared to the same period of 2008 was primarily due to the impact of lower commodity prices, partially offset by higher sales volumes primarily in the Rockies due to late 2008 drilling in the tight gas fields and positive results from dewatering coalbed methane wells. The Company’s sales revenues include the impact of commodity price risk management activities (including realized and unrealized gains and losses) which decreased oil and gas revenues $168 million during the 2009 period, compared to a decrease of $529 million in the 2008 period. Included in the 2009 and 2008 amounts are $325 million and $456 million, respectively, related to the recognition of net unrealized losses on derivative instruments used to manage price risk on natural gas, crude oil, condensate and NGLs sales.

Midstream    The decrease in Adjusted EBITDAX for the first quarter of 2009 compared to the same period of 2008 resulted primarily from a decrease in revenue due to commodity price decreases for natural gas, natural gas liquids, and condensate, partially offset by lower cost of product and lower direct operating costs.

Marketing    Marketing earnings primarily represent the margin earned on sales of gas, oil and NGLs purchased from third-parties. Adjusted EBITDAX for the first quarter of 2009 was comparable to the same period of 2008.

Other and Intersegment Eliminations    Other and intersegment eliminations consists primarily of corporate costs that are not allocated to the operating segments and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for the first quarter of 2009 compared to the same period of 2008 was primarily due to increases in income due to changes in the fair value of interest rate swaps, partially offset by an increase in benefits expense.

Divestitures    In April 2008, Anadarko entered into an agreement to sell a wholly-owned subsidiary, which owns an 18% interest in Petroritupano, S.A. (Petroritupano), a Venezuelan company whose other shareholders are Petróleos de Venezuela, S.A. (PDVSA) and Petrobras Energía, S.A., for $200 million. The closing of this transaction was subject to customary closing conditions, including receipt of approvals by Venezuelan authorities. Anadarko was informed by the Venezuelan Ministry of Energy and Petroleum that it would not grant approval of the sale transaction because PDVSA intends to acquire Anadarko’s equity interest in Petroritupano. Anadarko subsequently received a letter from Corporacion Venezolana del Petroleo, S.A. (CVP), an affiliate of PDVSA, in which CVP stated its interest in acquiring Anadarko’s equity interest in Petroritupano. At this time, Anadarko is unable to determine when the sale to CVP will be completed. Anadarko’s investment in Petroritupano is included in other assets at March 31, 2009.

Liquidity and Capital Resources

Overview    Anadarko’s primary sources of cash during the first quarter of 2009 were proceeds from notes issued and cash flow from operating activities. The Company used cash primarily to fund its capital spending program, to retire debt and to pay dividends.

The downturn in the global economy, the turmoil in the financial markets and the generally reduced availability of capital have increased the importance of maintaining ample liquidity. The pace with which the downturn has occurred makes the evaluation of the Company’s lenders’ creditworthiness, liquidity and financial position increasingly difficult. For this reason, the Company has increased its diligence in monitoring its lenders’ funding capabilities. The Company has in place a $1.3 billion RCA, and as of March 31, 2009, the Company had no outstanding borrowings under its RCA. The Company may choose to refinance certain portions of its short-term borrowings by issuing long-term debt in the public or private debt markets. To facilitate such financings, the Company may sell securities under its shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2006.

In March 2009, the Company issued $1.1 billion of debt securities. The net proceeds from that offering are being used for general corporate purposes, including the repayment of debt maturing in 2009. During the first quarter of 2009, the Company retired $451 million of Floating Rate Notes due in 2009.

The Company continuously monitors its leverage position and coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule. The Company will continue to evaluate funding alternatives, including property divestitures, additional borrowings and the issuance of debt or equity securities to secure funds as needed.

Following is a discussion of significant sources and uses of cash flows during the period. Forward-looking information related to the Company’s liquidity and capital resources are discussed in Outlook that follows.

Sources of Cash

Cash Flow from Operating Activities    Anadarko’s cash flow from continuing operating activities during the quarter ended March 31, 2009 was $527 million compared to $2.0 billion for the same period of 2008. The decrease in 2009 cash flow primarily is attributable to lower commodity prices, as well as the impact of changes in working capital items.

As fluctuations in commodity prices have been the primary reason for the Company’s short-term changes in cash flow from operating activities, Anadarko holds derivative instruments to help manage these fluctuations. Sales volume changes can also impact cash flow in the short-term, but in general, have not been as volatile as commodity prices. Anadarko’s long-term cash flow from operating activities is dependent on commodity prices, reserve replacement, the level of costs and expenses required for continued operations and the level of acquisition and divestiture activity.

Debt    At March 31, 2009, Anadarko’s total debt was $13.0 billion compared to total debt of $12.3 billion at December 31, 2008. In March 2009, the Company issued $1.1 billion of debt securities, consisting of $500 million of 7.625% Senior Notes due 2014 and $600 million of 8.700% Senior Notes due 2019. The net proceeds from this offering are being used for general corporate purposes, including the repayment of the Company’s debt maturing in 2009. During the first quarter of 2009, the Company retired $451 million of Floating Rate Notes due in 2009 that were outstanding at December 31, 2008.

In March 2008, the Company entered into a $1.3 billion, five-year RCA with a syndicate of United States and foreign lenders. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. The RCA terminates in March 2013. As of March 31, 2009, the Company had no outstanding borrowings under the RCA. Anadarko was in compliance with existing covenants and the full amount of the RCA was available for borrowing at March 31, 2009.

The Company plans to repay current debt of $1.0 billion outstanding at March 31, 2009 with proceeds from the March 2009 $1.1 billion Senior Notes issuance and, if necessary, funds available under the $1.3 billion RCA.

The following table shows the Company’s debt-to-capital ratio.

millions except percentages	March 31, 2009	December 31, 2008
Current debt	$1,020	$1,472
Long-term debt	10,231	9,128

Total debt excluding related-party debt	11,251	10,600

Midstream subsidiary note payable to a related party	1,739	1,739

Total debt	$12,990	$12,339

Total stockholders’ equity	$18,460	$18,795

Debt-to-capital ratio	41.3%	39.6%

In January 2009 and December 2008, Anadarko entered into interest rate swap agreements with a combined notional principal amount of $3 billion, whereby the Company locked in a fixed interest rate in exchange for a floating rate indexed to the three-month LIBOR rate. The Company’s intent and the market practice is to settle these positions at the earlier of the related debt issuance or the start date of the swaps. Unrealized gains of $110 million on these swap agreements were recorded to other (income) expense, net for the quarter ended March 31, 2009.

In 2008, Anadarko entered into 18-month interest rate swaps with a notional principal amount of $1.0 billion, whereby the Company pays a fixed interest rate and receives a floating interest rate indexed to the three-month LIBOR rate. These swap agreements are subject to quarterly settlement. Unrealized and realized losses of zero and $7 million on these swaps were recorded to interest expense for the quarters ended March 31, 2009 and 2008, respectively.

The Company’s open interest rate derivative positions, as described above, are as follows:

millions Notional Principal Amount:	Start Date	Maturity Date	Weighted-Average Interest Rate

$1,000	March 2008	September 2009	2.74%
$750	October 2011	October 2021	3.16%
$1,250	October 2011	October 2041	3.28%
$250	October 2012	October 2022	3.45%
$750	October 2012	October 2042	3.22%

For additional information on the Company’s debt instruments, such as transactions during the period, years of maturity and interest rates, see Note 7 — Derivative Instruments and Note 8 — Debt and Interest Expense of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Uses of Cash

Capital Expenditures    The following table shows the Company’s capital expenditures relating to continuing operations, by category.

	Quarter Ended March 31
millions	2009	2008
Property acquisition
Exploration – unproved	$20	$39
Exploration	251	161
Development	726	691
Capitalized interest	10	17

Total oil and gas capital expenditures	1,007	908
Gathering, processing and marketing and other	100	148

Total capital expenditures*	$1,107	$1,056

*

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the consolidated statement of cash flows reflect capital expenditures on a cash basis, when payments are made.

During the quarter ended March 31, 2009, Anadarko’s capital spending increased 5% compared to the same period of 2008 primarily due to an increase in exploration drilling expenditures, primarily offshore in the U.S. and an increase in expenditures related to construction, partially offset by lower expenditures, for gathering and processing facilities. The variances in the mix of oil and gas spending reflect the Company’s available opportunities based on the near-term ranking of projects by net asset value potential.

Margin Deposits    The Company is required to provide margin deposits whenever its unrealized losses on derivative transactions with a counterparty exceed predetermined credit limits, and in some cases only until negotiated maximum limits are reached. Both exchange and over-the-counter traded derivative instruments may be subject to margin deposit requirements. Given the Company’s price risk management position and price volatility, the Company may be required from time to time to deposit cash with or provide letters of credit to its counterparties in order to satisfy these deposit requirements. The Company manages its exposure to margin requirements through negotiated credit arrangements with counterparties, which may include collateral caps. If credit thresholds are exceeded, the Company utilizes available cash or letters of credit to satisfy margin requirements and maintains ample available committed credit facilities to meet its obligations. The Company’s current derivative positions continue to ratably settle such that the Company’s working capital along with its RCA are sufficient to withstand margin calls resulting from a significant increase in commodity prices or the entry of additional derivative positions. The Company had margin deposits outstanding and held cash collateral of $73 million and zero, respectively, outstanding at March 31, 2009. The Company had margin deposits outstanding and held cash collateral of $10 million and $3 million, respectively, outstanding at December 31, 2008. See Note 7 — Derivative Instruments of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Common Stock Repurchase Program    In August 2008, the Company announced a $5 billion share-repurchase program under which shares may be repurchased either in the open market or through privately negotiated transactions. The program is authorized to extend through August 2011. The repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time. During the quarter ended March 31, 2009, Anadarko purchased no shares of common stock under this program. At March 31, 2009, $4.4 billion remained available for stock repurchases under the program.

Dividends    For the quarters ended March 31, 2009 and 2008, Anadarko paid $42 million and $43 million, respectively, in dividends to its common stockholders (nine cents per share in the first quarters of both 2009 and 2008). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

As of March 31, 2009, the covenants contained in certain of the Company’s credit agreements provided for a maximum debt-to-capitalization ratio of 60%. The covenants do not specifically restrict the payment of dividends; however, the impact of dividends paid on the Company’s debt-to-total capitalization ratio must be considered in order to ensure covenant compliance. Based on these covenants, as of March 31, 2009, retained earnings of approximately $10.3 billion were not limited as to the payment of dividends.

During the quarter ended March 31, 2008, Anadarko paid $1 million in preferred stock dividends. The preferred stock was redeemed and subsequently retired in the second quarter of 2008.

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

Developing a portfolio of primarily unconventional resources provides the Company a stable base of capital-efficient, predictable and repeatable development opportunities which, in turn, positions the Company for consistent growth at competitive rates.

Exploring in high-potential, proven and emerging basins worldwide provides the Company with differential growth opportunities. Anadarko’s exploration success creates value by expanding its future resource potential, while providing the flexibility to manage risk by monetizing discoveries.

Anadarko’s global business development approach transfers core skills across the globe to discover and develop world-class resources that are accretive to the Company’s performance. These resources help form an optimized global portfolio where both surface and subsurface risks are actively managed.

A strong balance sheet is essential for the development of the Company’s assets, and Anadarko is committed to disciplined investments in its businesses to manage through commodity price cycles. Maintaining financial discipline enables the Company to capitalize on the flexibility of its global portfolio, while allowing the Company to pursue new strategic and tactical growth opportunities.

The Company has an approved 2009 capital spending budget, including expensed geology and geophysics costs, of $4.0 to $4.5 billion. The Company has allocated approximately 70% of capital spending to development activities, 20% to exploration activities and 10% to gas gathering and processing activities and other items. The Company expects capital spending by area to be approximately 30% for the Rockies, 15% for the Southern region, 20% for the Gulf of Mexico, 25% for International and Alaska and 10% for Midstream and other. Primary emphasis will be on production growth in the Rockies, continued development in the Gulf of Mexico, and exploration, appraisal and development wells in Ghana and Algeria. Anadarko believes that its expected level of cash flow and cash on hand as of March 31, 2009, and RCA will be sufficient to fund the Company’s projected operational and capital programs for the remainder of 2009.

In addition, to support 2009 cash flows, Anadarko has implemented commodity price risk management as of March 31, 2009 on approximately 25% of its anticipated natural gas sales volumes and approximately 28% of its anticipated oil and condensate sales volumes for the remainder of 2009.

If capital expenditures were to exceed operating cash flow and cash on hand, funds would likely be supplemented as needed by short-term borrowings. To facilitate such borrowings, the Company has in place a $1.3 billion RCA and has no outstanding borrowings under its RCA. The Company may choose to refinance certain portions of its short-term borrowings by issuing long-term debt in the public or private debt markets, issuing equity under its shelf registration statement filed with the SEC in September 2006, or both.

In March 2009, the Company issued $1.1 billion of debt securities, consisting of $500 million of 7.625% Senior Notes due 2014 and $600 million of 8.700% Senior Notes due 2019. The net proceeds from this offering are being used for general corporate purposes, including the repayment of the Company’s debt maturing in 2009.

The Company plans to repay current debt of $1.0 billion outstanding at March 31, 2009 with proceeds from the March 2009 $1.1 billion Senior Notes issuance and, if necessary, funds available under the $1.3 billion RCA. During the first quarter of 2009, the Company retired $451 million of Floating Rate Notes due in 2009.

The Company continuously monitors its leverage position and coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule. The Company will continue to evaluate funding alternatives, including property divestitures, additional borrowings and the issuance of debt or equity securities to secure funds as needed.

Credit Risks    Credit risk is represented by Anadarko’s exposure to non-payment or non-performance by the Company’s customers and counterparties. Generally, non-payment or non-performance results from the inability to satisfy receivables. Anadarko examines the creditworthiness of its customers and counterparties and establishes credit limits according to the Company’s credit policies and guidelines.

Settlements of any exchange-traded contracts are guaranteed by NYMEX or the Intercontinental Exchange and are subject to nominal credit risk. Over-the-counter traded swaps, options and physical delivery contracts expose the Company to counterparty credit risk. The Company has the ability to require cash collateral as well as letters of credit to support its financial instruments subject to counterparty credit risk. The Company monitors the creditworthiness of each counterparty and assesses the impact, if any, that such creditworthiness has on fair value and routinely exercises its contractual right to net realized gains against realized losses when settling with its swap and option counterparties. The Company’s net asset derivatives recorded at fair value on the balance sheet include amounts attributable to agreements entered into with financial institutions. Approximately $390 million of the Company’s $647 million gross derivative asset balance at March 31, 2009 was attributable to open positions with financial institutions. The Company has netting and setoff agreements with each of these counterparties, which permit the net settlement of these gross derivative assets against gross derivative liabilities with this same group of counterparties. As of March 31, 2009, $97 million of the Company’s $224 million gross derivative liability balance is permitted to offset the gross derivative asset balance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are fluctuations in energy prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities. The Company’s risk management policies provide for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed-price physical delivery contracts. The volume of derivative instruments utilized by the Company is governed by risk management policies and may vary from year to year. Both exchange and over-the-counter traded derivative instruments may be subject to margin deposit requirements. Given the Company’s price risk management position and subjectivity to price volatility, the Company may be required from time to time to deposit cash or provide letters of credit with its counterparties in order to satisfy these margin requirements. For additional information see Liquidity and Capital Resources — Uses of Cash — Margin Deposits under Part I, Item II of this Form 10-Q.

For information regarding the Company’s accounting policies and additional information related to the Company’s derivative and financial instruments, see Note 7 — Derivative Instruments and Note 8 — Debt and Interest Expense of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Energy Price Risk    The Company’s most significant market risk relates to the pricing for natural gas, crude oil and NGLs. Management expects energy prices to remain volatile and unpredictable. As energy prices decline or rise significantly, revenues and cash flow significantly decline or rise. In addition, a non-cash write-down of the Company’s oil and gas properties may be required if future oil and gas commodity prices sustained significant decline. Below is a sensitivity analysis of the Company’s commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes    The Company had derivative instruments in place to reduce the price risk associated with future equity production of 211 Bcf of natural gas and 21 MMBbls of crude oil as of March 31, 2009. As of March 31, 2009, the Company had a net asset derivative position of $297 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by approximately $115 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by approximately $100 million. However, a loss or gain would be substantially offset by an increase or decrease, respectively, by the value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes    As of March 31, 2009, the Company had a net asset derivative position of $20 million (gains of $77 million and losses of $57 million) on derivative instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would result in a loss or gain, respectively, on these derivative instruments of approximately $3 million.

Interest Rate Risk    As of March 31, 2009, Anadarko had outstanding $2.7 billion of variable-rate debt (including the midstream subsidiary note payable to a related party) and $10.3 billion of fixed-rate debt. A 10% increase in LIBOR interest rates would increase gross interest expense approximately $3 million per year.

In January 2009 and December 2008, Anadarko entered into interest rate swap agreements with a combined notional principal amount of $3 billion, whereby the Company locked in a fixed interest rate in exchange for a floating rate indexed to the three-month LIBOR rate. The Company’s intent and the market practice is to settle these positions at the earlier of the related debt issuance or the start date of the swaps.

In 2008, Anadarko entered into forward-looking 18-month interest rate swaps effective March 2008, with an aggregate notional principal amount of $1.0 billion, whereby the Company pays a weighted-average fixed interest rate of 2.74% and receive a floating interest rate indexed to the three-month LIBOR rate. These swap agreements are subject to quarterly settlement.

Utilizing three-month LIBOR interest rates, a 10% increase or decrease in the three-month LIBOR interest rate would increase or decrease, respectively, the fair value of outstanding interest rate swap agreements by approximately $109 million. As of March 31, 2009, the Company had a net asset derivative position of $106 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters    The United States Environmental Protection Agency Region 8 (EPA) and the United States Department of Justice (DOJ) have alleged that a number of spills at the Company’s Salt Creek and Elk Basin Fields violated provisions of the federal Clean Water Act and the facilities had inadequate Spill Prevention Control and Countermeasure (SPCC) plans and Facility Response Plans (FRP). The Company sold substantially all of Elk Basin to a third party in 2007, but the Company agreed to retain responsibility for the historical spills, SPCC and FRP issues at Elk Basin. The Company reached a settlement with the EPA and DOJ to resolve these allegations by agreeing to pay a fine of approximately $1 million, plus agreeing to perform certain preventative actions, subject to negotiating a mutually agreeable settlement agreement (Consent Decree). The Company has executed the negotiated Consent Decree and is currently waiting for signatures from the DOJ and EPA. Upon receipt of the fully executed Consent Decree, the settlement agreement will be available for public comment before being subject to final approval by the United States District Court for the District of Wyoming. In the opinion of management, the liability with respect to these actions will not have a material effect on the consolidated financial position, results of operations or cash flow of the Company.

Other    See Note 10 — Commitments and Contingencies — Deepwater Royalty Relief Act under Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2009.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1-31	2,674	$38.88	—
February 1-28	3,014	$35.34	—
March 1-31	212,717	$36.68	—

First Quarter 2009	218,405	$36.68	—	$4,400,000,000

(1)

During the first quarter of 2009, no shares were purchased under the Company’s share repurchase program. During the first quarter of 2009, 218,405 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

(2)

In August 2008, the Company announced a share repurchase program to purchase up to $5 billion in shares of common stock. The program is authorized to extend through August 2011; however, the repurchase program does not obligate Anadarko to acquire any specific number of shares and may be discontinued at any time.

Limitations Upon the Payment of Dividends    See Liquidity and Capital Resources—Uses of Cash—Dividends under Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Original Filed Exhibit	File Number

3(a)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated August 28, 1986	4(a) to Form S-3 dated May 9, 2001	333-60496

(b)	Certificate of Amendment of Anadarko Petroleum Corporation Restated Certificate of Incorporation, dated July 13, 2000	4.1 to Form 8-K dated July 28, 2000	1-8968

(c)	Certificate of Amendment of Anadarko Petroleum Corporation Restated Certificate of Incorporation, dated May 11, 2006	3(d) to Form 10-Q for quarter ended June 30, 2006	1-8968

(d)	By-laws of Anadarko Petroleum Corporation, amended and restated as of May 20, 2008	3.1 to Form 8-K dated May 27, 2008	1-8968

4(a)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A.	4.1 to Form 8-K dated September 19, 2006	1-8968

(b)	Officers’ Certificate of Anadarko Petroleum Corporation, dated March 2, 2009 establishing the 7.625% Senior Notes due 2014 and the 8.700% Senior Notes due 2019	4.1 to Form 8-K dated March 5, 2009	1-8968

(c)	Form of 7.625% Senior Notes due 2014	4.2 to Form 8-K dated March 5, 2009	1-8968

(d)	Form of 8.700% Senior Notes due 2019	4.3 to Form 8-K dated March 5, 2009	1-8968

*31(a)	Rule 13a–14(a)/15d–14(a) Certification - Chief Executive Officer

*(b)	Rule 13a–14(a)/15d–14(a) Certification - Chief Financial Officer

*32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION (Registrant)

May 6, 2009	By:	/s/ ROBERT G. GWIN
Robert G. Gwin
Senior Vice President, Finance and Chief Financial Officer