Form 10-Q
period 2009-06-30
ANADARKO PETROLEUM CORP
filed 2009-08-04
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of June 30, 2009 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	490,525,716

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
millions except per share amounts	2009	2008	2009	2008
Revenues and Other
Gas sales	$653	$1,495	$1,333	$2,694
Oil and condensate sales	756	344	1,382	1,694
Natural gas liquids sales	116	258	199	459
Gathering, processing and marketing sales	201	319	362	587
Gains (losses) on divestitures and other, net	19	370	64	330

Total	1,745	2,786	3,340	5,764

Costs and Expenses
Oil and gas operating	239	259	501	504
Oil and gas transportation and other	163	130	316	260
Exploration	288	264	589	507
Gathering, processing and marketing	183	222	318	414
General and administrative	226	199	435	403
Depreciation, depletion and amortization	933	784	1,739	1,594
Other taxes	180	523	330	882
Impairments	23	11	74	11

Total	2,235	2,392	4,302	4,575

Operating Income (Loss)	(490)	394	(962)	1,189

Other (Income) Expense
Interest expense	203	151	384	378
Other (income) expense, net	(344)	(14)	(452)	(26)

Total	(141)	137	(68)	352

Income (Loss) from Continuing Operations Before Income Taxes	(349)	257	(894)	837

Income Tax Expense (Benefit)	(135)	236	(349)	580

Income (Loss) from Continuing Operations	(214)	21	(545)	257

Income (Loss) from Discontinued Operations, net of taxes	(2)	7	(2)	57

Net Income (Loss)	(216)	28	(547)	314

Net Income Attributable to Noncontrolling Interests	10	5	17	5

Net Income (Loss) Attributable to Common Stockholders	$(226)	$23	$(564)	$309

Amounts Attributable to Common Stockholders
Income (loss) from continuing operations attributable to common stockholders	$(224)	$16	$(562)	$252
Income (loss) from discontinued operations, net of taxes	(2)	7	(2)	57

Net income (loss) attributable to common stockholders	$(226)	$23	$(564)	$309

Per Common Share (amounts attributable to common stockholders):
Income (loss) from continuing operations attributable to common stockholders – basic	$(0.47)	$0.03	$(1.20)	$0.53
Income (loss) from continuing operations attributable to common stockholders – diluted	$(0.47)	$0.03	$(1.20)	$0.53
Income (loss) from discontinued operations, net of taxes – basic	$(0.01)	$0.02	$(0.01)	$0.12
Income (loss) from discontinued operations, net of taxes – diluted	$(0.01)	$0.02	$(0.01)	$0.12
Net income (loss) attributable to common stockholders – basic	$(0.48)	$0.05	$(1.21)	$0.65
Net income (loss) attributable to common stockholders – diluted	$(0.48)	$0.05	$(1.21)	$0.65

Average Number of Common Shares Outstanding – Basic	477	468	468	468

Average Number of Common Shares Outstanding – Diluted	477	469	468	469

Dividends (per Common Share)	$0.09	$0.09	$0.18	$0.18

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

millions	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$3,527	$2,360
Accounts receivable, net of allowance:
Customers	769	791
Others	769	896
Other current assets	581	1,048

Total	5,646	5,095

Properties and Equipment
Cost	48,443	47,073
Less accumulated depreciation, depletion and amortization	11,534	10,026

Net properties and equipment	36,909	37,047

Other Assets	1,485	1,368

Goodwill and Other Intangible Assets	5,332	5,413

Total Assets	$49,372	$48,923

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

millions	June 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,635	$3,166
Accrued expenses	787	898
Current debt	—	1,472

Total	3,422	5,536

Long-term Debt	11,134	9,128

Midstream Subsidiary Note Payable to a Related Party	1,739	1,739

Other Long-term Liabilities
Deferred income taxes	9,857	9,974
Other	3,259	3,390

Total	13,116	13,364

Equity
Stockholders’ Equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 502.5 million and 471.6 million shares issued as of June 30, 2009 and December 31, 2008, respectively)	50	47
Paid-in capital	7,123	5,696
Retained earnings	13,528	14,179
Treasury stock (12.0 million and 11.7 million shares as of June 30, 2009 and December 31, 2008, respectively)	(695)	(686)
Accumulated other comprehensive income (loss):
Gains (losses) on derivative instruments	(106)	(118)
Foreign currency translation adjustments	(1)	(1)
Pension and other postretirement plans	(302)	(322)

Total	(409)	(441)

Total Stockholders’ Equity	19,597	18,795
Noncontrolling Interests	364	361

Total Equity	19,961	19,156

Commitments and Contingencies (Note 10)

Total Liabilities and Equity	$49,372	$48,923

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	$47	$5,696	$14,179	$(686)	$(441)	$18,795	$361	$19,156
Net income (loss)	—	—	(564)	—	—	(564)	17	(547)
Common stock issued	3	1,427	—	—	—	1,430	—	1,430
Dividends - common	—	—	(87)	—	—	(87)	—	(87)
Repurchase of common stock	—	—	—	(9)	—	(9)	—	(9)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(14)	(14)
Previously deferred gains (losses) on derivative instruments	—	—	—	—	12	12	—	12
Pension and other postretirement plans adjustments	—	—	—	—	20	20	—	20

Balance at June 30, 2009	$50	$7,123	$13,528	$(695)	$(409)	$19,597	$364	$19,961

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
millions	2009	2008	2009	2008
Net Income (Loss)	$(216)	$28	$(547)	$314

Other Comprehensive Income (Loss), net of taxes
Previously deferred gains (losses) on derivative instruments(1)	6	2	12	6
Pension and other postretirement plans adjustments(2)	12	1	20	4

Total	18	3	32	10

Comprehensive Income (Loss)	(198)	31	(515)	324

Comprehensive Income Attributable to Noncontrolling Interests	10	5	17	5

Comprehensive Income (Loss) Attributable to Common Stockholders	$(208)	$26	$(532)	$319

(1)net of income tax benefit (expense) of:	$(3)	$(1)	$(6)	$(3)
(2)net of income tax benefit (expense) of:	(7)	(1)	(12)	(2)

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
millions	2009	2008
Cash Flow from Operating Activities
Net income (loss)	$(547)	$314
Less income (loss) from discontinued operations, net of taxes	(2)	57
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,739	1,594
Deferred income taxes	(242)	37
Dry hole expense and impairments of unproved properties	452	332
Impairments	74	11
(Gains) losses on divestitures, net	(18)	(164)
Unrealized (gains) losses on derivatives	707	2,091
Other non-cash items	119	23
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	138	(648)
Increase (decrease) in accounts payable and accrued expenses	(157)	(823)
Other items – net	(506)	(206)

Net cash provided by (used in) operating activities	1,761	2,504

Cash Flow from Investing Activities
Additions to properties and equipment and dry hole costs	(2,120)	(2,204)
Divestitures of properties and equipment and other assets	61	664
Other – net	(15)	(114)

Net cash provided by (used in) investing activities	(2,074)	(1,654)

Cash Flow from Financing Activities
Borrowings, net of issuance costs	1,975	—
Borrowings from affiliates, net of issuance costs	—	1
Repayments of debt	(1,470)	(1,396)
Repayments on midstream subsidiary note payable	—	(330)
Increase (decrease) in accounts payable, banks	(257)	39
Dividends paid	(87)	(87)
Settlement of derivatives with a financing element	—	(1)
Repurchase of common stock	(9)	(4)
Repurchase and retirement of preferred stock	—	(45)
Issuance of common stock	1,342	15
Sale of subsidiary interests	—	343
Distributions to noncontrolling interest owners	(14)	—

Net cash provided by (used in) financing activities	1,480	(1,465)

Net Increase (Decrease) in Cash and Cash Equivalents	1,167	(615)

Cash and Cash Equivalents at Beginning of Period	2,360	1,268

Cash and Cash Equivalents at End of Period	$3,527	$653

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

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2009 and December 31, 2008, the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2009 and 2008, cash flows for the six months ended June 30, 2009 and 2008, and the consolidated statement of equity for the six months ended June 30, 2009. Certain amounts for prior periods have been reclassified to conform to the current-period presentation.

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

Earnings Per Share    The Company’s basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period and include the effect of any participating securities as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units and performance-based stock awards if the inclusion of these items is dilutive. Diluted net loss per share for the three and six months ended June 30, 2009, does not assume an increase in the average number of shares outstanding from stock option exercises, unvested restricted stock or similar sources because the inclusion of shares attributable to these sources would have an anti-dilutive effect. See Note 9.

Changes in Accounting Principles    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” as of January 1, 2008. SFAS No. 157 does not require any additional fair value measurements. Rather, the pronouncement defines fair value, establishes a framework for measuring fair value under existing accounting pronouncements that require fair value measurements, and expands disclosures about fair value measurements. The Company elected to implement this Statement with the one-year deferral permitted by Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 157-2 for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items recognized or disclosed at fair value on a recurring basis (at least annually). The deferral period ended on January 1, 2009; accordingly the Company applies the framework of SFAS No. 157 to nonfinancial assets and liabilities initially measured at fair value, such as assets acquired in a business combination; impaired long-lived assets (asset groups); intangible assets and goodwill; and initial recognition of asset retirement obligations and exit or disposal costs.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies (Continued)

The Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” effective January 1, 2009. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of subsidiaries. Specifically, this statement requires the recognition of noncontrolling interests (formerly referred to as minority interests) as a component of total equity. Prior to the adoption of SFAS No. 160, the share of a subsidiary’s net assets allocable to minority interest investors was reported outside of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Dispositions of subsidiary stock are now required to be accounted for as equity transactions. The Company’s adoption of SFAS No. 160 resulted in the reclassification of its minority interests to noncontrolling interests within equity. Included in noncontrolling interests is approximately $100 million that will be transferred to paid-in capital if and when the Western Gas Partners, LP subordinated units convert to common units. Finally, SFAS No. 160 requires consolidated net income and comprehensive income to include the amounts attributable to both the parent and the noncontrolling interests. All prior periods have been conformed to the current-year presentation.

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” effective January 1, 2009. SFAS No. 161 does not change the Company’s accounting policy for derivatives, but requires enhanced disclosures regarding the Company’s methodology and purpose for entering into derivative instruments, accounting for derivative instruments and related hedged items (if any), and the impact of derivative instruments on the Company’s consolidated financial position, results of operations and cash flows. See Note 7.

The Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), a replacement of SFAS No. 141, “Business Combinations,” effective January 1, 2009. SFAS No. 141(R) modifies the accounting for business combinations under SFAS No. 141 and applies prospectively to the Company for future business combinations. SFAS No. 141(R) expands the definition of what qualifies as a business, thereby increasing the scope of transactions that qualify as business combinations. Effective January 1, 2009, SFAS No. 141(R) nullifies EITF (Emerging Issues Task Force) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” thereby causing changes in estimates of income tax liabilities existing at the date of, or arising in connection with, past business combinations to be accounted for as adjustments to current period income as opposed to adjustments to goodwill. The adoption of SFAS No. 141(R) had no impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company adopted FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF No. 03-6-1), effective January 1, 2009. FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore included in the allocation of earnings for purposes of computing EPS. Under FSP EITF No. 03-6-1, unvested share-based payment awards, whether paid or unpaid, that contain nonforfeitable rights to dividends or dividend equivalents constitute participating securities and are included in the computation of EPS. The Company’s restricted stock awards and restricted stock units contain nonforfeitable rights to dividends, thereby qualifying these instruments as participating securities and requiring the inclusion of underlying securities in the EPS computation. However, because the Company’s restricted stock awards and restricted stock units do not participate in losses, these instruments were not taken into account for purposes of calculating EPS for the three and six months ending June 30, 2009. All prior periods have been conformed to the current year presentation. See Note 9.

The Company adopted SFAS No. 165, “Subsequent Events” effective April 1, 2009. SFAS No. 165 does not change the Company’s accounting policy for subsequent events, but instead incorporates existing accounting and disclosure requirements related to subsequent events into Generally Accepted Accounting Principles (GAAP). SFAS No. 165 defines subsequent events as either recognized subsequent events, those that provide additional evidence about conditions at the balance sheet date, or nonrecognized subsequent events, those that provide evidence about conditions that arose after the balance sheet date. Recognized subsequent events are recorded in the financial statements for the period being presented, while nonrecognized subsequent events are not. Both types of subsequent events require disclosure in the consolidated financial statements if those financial statements

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies (Continued)

would otherwise be misleading. SFAS No. 165 requires the Company to disclose the date through which subsequent events have been evaluated. The adoption of SFAS No. 165 had no impact on the financial statements of the Company. The Company has evaluated subsequent events through August 3, 2009.

During the second quarter of 2009, Anadarko adopted FSP FAS 107-1 and Accounting Principles Board (APB) Opinion No.
28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP requires the Company to disclose the fair value of financial instruments quarterly rather than annually.

Fair Value    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable reported on the balance sheet approximates fair value.

The fair value of debt is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on quoted market prices or average valuations of similar debt instruments at the balance sheet date for those debt instruments for which quoted market prices are not available. See Note 8 for disclosures regarding the fair value of debt.

See Note 7 for disclosures regarding the fair value of derivative instruments.

Recently Issued Accounting Standards Not Yet Adopted    In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether the Company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. This statement is effective for the beginning of the first annual reporting period beginning after November 15, 2009. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 167 on its consolidated financial statements.

2.  Acquisitions, Divestitures and Other

Gains (Losses) on Divestitures and Other    For the six months ended June 30, 2008, gains (losses) on divestitures and other, net includes a net $82 million ($52 million after tax) charge related to corrections resulting from an analysis of property records after the adoption of the successful efforts method of accounting. This net amount includes a charge of $163 million related to 2007. Management concluded that this misstatement was not material to 2007 interim and annual results, nor to the 2008 period, and corrected the error in the first quarter of 2008.

3.  Inventories

The major classes of inventories, included in other current assets, are as follows:

millions	June 30, 2009	December 31, 2008
Crude oil and NGLs	$81	$89
Natural gas	50	51

Total	$131	$140

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Properties and Equipment

Suspended Exploratory Drilling Costs    The Company’s capitalized suspended well costs at June 30, 2009 and December 31, 2008 were $473 million and $279 million, respectively. The $194 million increase primarily related to drilling in the Gulf of Mexico and Ghana. For the six months ended June 30, 2009, $14 million of exploratory well costs previously capitalized as suspended well costs for greater than one year were charged to dry hole expense. Also, for the six months ended June 30, 2009, $36 million of capitalized suspended well costs were reclassified to proved properties.

Management believes projects with suspended exploratory drilling costs exhibit sufficient quantities of hydrocarbons to justify potential development and is actively pursuing efforts to assess whether reserves can be attributed to these areas. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs are expensed at that time.

5.  Impairments

For the three and six months ended June 30, 2009, the Company recognized impairments of $22 million and $69 million, respectively, related to certain transportation contracts included in intangible assets, due to changes in price differentials at specific locations, and also recognized impairments of $1 million and $5 million, respectively, related to long-lived assets due to the current economic and commodity price environment. These assets were impaired to fair value. The transportation contract impairments relate to the Marketing segment and the long-lived asset impairments relate to the Oil and Gas Exploration and Production segment.

The $69 million impairment of transportation contracts reduced the net book value of these contracts to $16 million. Fair value was determined using a discounted cash flow approach, incorporating market-based inputs. The Company determined that this represented a Level 2 fair value measurement. Amortization expense for transportation contracts for the six months ended June 30, 2009 was $10 million. The estimated amortization expense for the transportation contracts for the remainder of 2009 is $5 million, and for the next three years is $4 million, $4 million and $3 million, respectively.

6.  Investments

Noncontrolling Mandatorily Redeemable Interests    In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets with an aggregate fair value of approximately $2.9 billion at the time of the contribution to newly formed unconsolidated entities in exchange for noncontrolling mandatorily redeemable interests in those entities. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion. The Company accounts for its investment in these entities under the equity method of accounting. At June 30, 2009, the carrying amount of these investments was $2.79 billion, while the carrying amount of notes payable to affiliates was $2.85 billion. Anadarko has legal right of setoff and intends to net-settle its obligations under each of the notes payable to the investees with the distributable value of its interest in the corresponding investee. Accordingly, the investments and the obligations are presented net on the consolidated balance sheet with the excess of the notes payable to affiliates over the aggregate investment carrying amount included in other long-term liabilities — other for all periods presented. Other income (expense) for the three and six months ended June 30, 2009 includes interest expense on the notes payable to the investee entities of $(16) million and $(36) million, respectively, and equity in earnings from Anadarko’s investments in the investee entities of $14 million and $23 million, respectively. Other income (expense) for the three and six months ended June 30, 2008 includes interest expense on the notes payable to the investee entities of $(28) million and $(69) million, respectively, and equity in earnings from Anadarko’s investments in the investee entities of $30 million and $74 million, respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The accumulated other comprehensive loss balances related to commodity derivatives at June 30, 2009 and December 31, 2008, were $16 million ($10 million after tax) and $22 million ($14 million after tax), respectively. The accumulated other comprehensive loss balances related to interest rate derivatives at June 30, 2009 and December 31, 2008, were $151 million ($96 million after tax) and $163 million ($104 million after tax), respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Oil and Gas Production/Processing Derivative Activities    Below is a summary of the Company’s derivative instruments related to its oil and gas production as of June 30, 2009. The natural gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude oil prices listed below reflect a combination of NYMEX Cushing and London Brent Dated prices.

	2009		2010	2011
Natural Gas
Three-Way Collars (thousand MMBtu/d)	530		1,630	—
Average price per MMBtu
Ceiling sold price (call)	$11.25		$8.23	$—
Floor purchased price (put)	$7.50		$5.59	$—
Floor sold price (put)	$5.45		$4.22	$—

Fixed-Price Contracts (thousand MMBtu/d)	1,150	*	90	90
Average price per MMBtu	$4.18		$6.10	$6.17

Basis Swaps (thousand MMBtu/d)	1,200		465	45
Price per MMBtu	$(0.85)		$(1.16)	$(1.74)

MMBtu— million British thermal units

MMBtu/d— million British thermal units per day

*	Reflects fixed-priced positions for July and August 2009. At June 30, 2009, the Company has no other fixed-price positions for the remainder of 2009.

	2009	2010	2011	2012
Crude Oil
Three-Way Collars (MBbls/d)	48	88	3	2
Average price per barrel
Ceiling sold price (call)	$87.04	$84.44	$86.00	$92.50
Floor purchased price (put)	$52.51	$61.71	$50.00	$50.00
Floor sold price (put)	$37.51	$46.71	$35.00	$35.00

MBbls/d— thousand barrels per day

A three-way collar is a combination of three options: a sold call, a purchased put and a sold put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price that the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price (i.e., NYMEX) plus the excess of the purchased put strike price over the sold put strike price.

Marketing and Trading Derivative Activities    In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and derivative transactions entered to reduce commodity price risk associated with certain physical product sales. At June 30, 2009 and December 31, 2008, the Company had outstanding physical transactions for 62 MMBtu and 51 MMBtu, respectively, offset by derivative transactions for 44 MMBtu and 34 MMBtu, respectively, for net positions of 18 MMBtu and 17 MMBtu, respectively.

Interest Rate Derivatives    As discussed in Note 8, during the first six months of 2009, Anadarko issued fixed-rate senior notes in the aggregate principal amount of $2 billion. In advance of certain of these debt issuances, Anadarko entered into financial derivative instruments, effectively hedging the U.S. Treasury portion of the coupon rate on a portion of this debt. These derivative instruments were settled concurrently with the associated debt issuances, resulting in a realized loss of $3 million and $16 million for the three months and six months ended June 30, 2009, respectively, reflected in other (income) expense, net.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

As of June 30, 2009, the Company had scheduled debt maturities of approximately $3.6 billion in 2011 and 2012, and, at the option of the holder, also may be required to redeem, at accreted value, its Zero Coupon Senior Notes. Anticipating to refinance a portion of these maturing debt obligations, in January 2009 and December 2008, Anadarko entered into interest rate swap agreements to hedge the fixed interest rate it would pay on an aggregate notional amount of $3.0 billion, over a reference term of 10 years or 30 years. The swap instruments include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period. A summary of the swaps including notional outstanding and reference periods is shown in the table below. The Company’s intent is to settle these positions at the earlier of the related debt issuances or the mandatory early termination date.

Increases in the reference U.S. Treasury rates since contract inception increased the value of this swap portfolio to Anadarko, as a fixed rate payor. To enhance its liquidity position, in the second quarter of 2009, the Company revised contractual terms of this swap portfolio to increase the weighted average interest rate it is required to pay on the $3.0 billion notional from approximately 3.25% to approximately 4.80%, and realized $552 million in cash. The cash received was recorded as realized gains to other income (expense), net, partially offset by unrealized losses of $(199) million and $(89) million for the three months and six months ended June 30, 2009, respectively, attributable to fair value changes of this swap portfolio.

In 2008, Anadarko entered into 18-month interest rate swaps with a notional amount of $1.0 billion, whereby the Company pays a fixed interest rate and receives a floating interest rate indexed to the three-month LIBOR rate. These swap agreements are subject to quarterly settlement. Unrealized and realized gains (losses) of $(1) million and $12 million on these swaps were recorded to interest expense for the quarters ended June 30, 2009 and 2008, respectively. Unrealized and realized gains (losses) of $(1) million and $5 million on these swaps were recorded to interest expense for the six months ended June 30, 2009 and 2008, respectively.

The Company’s interest rate derivative positions outstanding as of June 30, 2009, are as follows:

millions	Reference Period		Weighted–Average Interest Rate
Notional Principal Amount:	Start	End

Instrument with quarterly settlement
$1,000	March 2008	September 2009	2.74%
Instruments with lump-sum settlement at commencement of reference period
$750	October 2011	October 2021	4.72%
$1,250	October 2011	October 2041	4.83%
$250	October 2012	October 2022	4.91%
$750	October 2012	October 2042	4.80%

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

		Gross Asset Derivatives		Gross Liability Derivatives
millions Derivatives	Balance Sheet Classification	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008

Commodity	Other Current Assets	$380	$709	$(143)	$(134)
	Other Assets	31	156	(17)	(24)
	Accrued Expenses	53	—	(98)	(14)
	Other Liabilities	37	1	(194)	(28)

	Total Commodity Derivatives	501	866	(452)	(200)

Interest Rate	Other Assets	—	3	—	—
	Accrued Expenses	—	—	(5)	(10)
	Other Liabilities	7	—	(93)	—

Total Derivatives		$508	$869	$(550)	$(210)

Effect of Derivative Instruments – Statement of Income    The gain or loss amounts and classification related to derivative instruments not designated as a hedge under SFAS No. 133 are as follows:

		Amount of Gain (Loss) Recognized
millions		Three Months Ended June 30		Six Months Ended June 30
Derivatives	Classification of Gain (Loss) Recognized	2009	2008	2009	2008

Commodity	Gas Sales	$5	$(187)	$(151)	$(462)
	Oil and Condensate Sales	(159)	(1,787)	(168)	(2,041)
	Gathering, Processing and Marketing Sales *	(25)	28	(68)	(9)

Interest Rate	Other Income (Expense), net	350	—	447	—
	Interest Expense	(1)	12	(1)	5

Total Derivatives		$170	$(1,934)	$59	$(2,507)

*Represents the effect of marketing and trading derivative activities.

The unrealized gain or loss amounts and classification related to derivative instruments included in the table above not designated as a hedge under SFAS No. 133 are as follows:

		Amount of Unrealized Gain (Loss) Recognized
		Three Months Ended June 30		Six Months Ended June 30
millions Derivatives	Classification of Unrealized Gain (Loss) Recognized	2009	2008	2009	2008

Commodity	Gas Sales	$(103)	$(98)	$(381)	$(351)
	Oil and Condensate Sales	(166)	(1,548)	(213)	(1,751)
	Gathering, Processing and Marketing Sales	(2)	31	(29)	6

Interest Rate	Other Income (Expense), net	(199)	—	(89)	—
	Interest Expense	3	12	5	5

Total		$(467)	$(1,603)	$(707)	$(2,091)

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Credit Risk Considerations    The financial integrity of exchange-traded contracts are assured by NYMEX or the Intercontinental Exchange through their systems of financial safeguards and transaction guarantees and are subject to nominal credit risk. Over-the-counter traded swaps, options and futures contracts expose the Company to counterparty credit risk. The Company monitors the creditworthiness of each of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines, and assesses the impact, if any, of counterparties’ creditworthiness on fair value. The Company has the ability to require cash collateral or letters of credit to mitigate credit risk exposure. The Company also routinely exercises its contractual right to net realized gains against realized losses when settling with its counterparties.

The Company’s net asset derivatives recorded at fair value on the balance sheet include amounts attributable to agreements entered into with financial institutions. Approximately $403 million of the Company’s $508 million gross derivative asset balance at June 30, 2009 was attributable to open positions with financial institutions. The Company has netting and setoff agreements with each of these counterparties, which permit the net settlement of these gross derivative assets against gross derivative liabilities with this same group of counterparties. As of June 30, 2009, $272 million of the Company’s $550 million gross derivative liability balance is permitted to offset the gross derivative asset balance. The table below includes the financial impact of our netting arrangements on the fair value of our outstanding derivative positions.

Certain of the Company’s derivative instruments contain provisions requiring either full or partial collateralization of the Company’s obligations or the immediate settlement of all such obligations in the event of a downgrade in the Company’s credit rating to a level below investment grade from major credit rating agencies. The aggregate fair value of all derivative instruments with credit-risk-related contingent features for which a net liability position existed on June 30, 2009 was $100 million. This amount represents the amount that the Company would have to either collateralize or cash settle in the event the Company’s credit rating was downgraded to a level below investment grade and the credit-risk-related features of such instruments were exercised.

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

The following table sets forth, by level within the fair value hierarchy, the fair value of the Company’s financial assets and liabilities at June 30, 2009.

millions	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Commodity derivatives	$1	$500	$—	$(250)	$251
Interest rate derivatives	—	7	—	—	7

Total	$1	$507	$—	$(250)	$258

Liabilities:
Commodity derivatives	$(4)	$(448)	$—	$290	$(162)
Interest rate derivatives	—	(98)	—	—	(98)

Total	$(4)	$(546)	$—	$290	$(260)

(1)

Represents the impact of netting assets, liabilities and collateral with counterparties with which the right of setoff exists. Cash collateral held by counterparties from Anadarko was $114 million at June 30, 2009. Anadarko held no cash collateral from counterparties at June 30, 2009.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Debt and Interest Expense

Debt    The following table presents the outstanding debt of the Company as of June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
millions	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Current and long-term debt	$12,909	$11,134	$10,631	$12,381	$10,600	$9,592
Midstream subsidiary note payable to a related party	1,739	1,739	1,739	1,739	1,739	1,739

Total debt	$14,648	$12,873	$12,370	$14,120	$12,339	$11,331

The following table presents the debt activity of the Company for the six months ended June 30, 2009.

millions	Activity	Principal	Carrying Value	Description
Balance as of December 31, 2008		$14,120	$12,339
First Quarter 2009
	Issuance	500	499	7.625% Senior Notes due 2014
	Issuance	600	598	8.70% Senior Notes due 2019
	Retirement	(452)	(452)	Floating Rate Notes due 2009
	Other, net	—	6	Accretion and discount amortization
Second Quarter 2009
	Issuance	275	274	5.75% Senior Notes due 2014
	Issuance	300	297	6.95% Senior Notes due 2019
	Issuance	325	324	7.95% Senior Notes due 2039
	Retirement	(968)	(968)	Floating Rate Notes due 2009
	Retirement	(52)	(52)	7.30% Notes due 2009
	Other, net	—	8	Accretion and discount amortization

Balance as of June 30, 2009		$14,648	$12,873

In March 2008, the Company entered into a $1.3 billion, five-year Revolving Credit Agreement (RCA) with a syndicate of United States and foreign lenders. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. The RCA terminates in March 2013. As of June 30, 2009, the Company had no outstanding borrowings under the RCA. The Company was in compliance with existing covenants and the full amount of the RCA was available for borrowing at June 30, 2009.

See Note 6 for disclosure regarding Anadarko’s notes payable to certain investees that do not affect its reported debt balance.

Interest Expense    The following table summarizes the amounts included in interest expense.

	Three Months Ended June 30		Six Months Ended June 30
millions	2009	2008	2009	2008

Gross interest expense –
Current debt, long-term debt and other	$207	$175	$392	$386
Midstream subsidiary note payable to a related party	11	27	23	62
Capitalized interest*	(15)	(51)	(31)	(70)

Net interest expense	$203	$151	$384	$378

*	Included in the three- and six-month periods ended June 30, 2008 is additional capitalized interest related to prior periods of $25 million and $16 million, respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Debt and Interest Expense (Continued)

See Note 6 for disclosure regarding interest expense incurred on certain notes payable to unconsolidated affiliates which is reported in other (income) expense.

9.  Stockholders’ Equity

Common Stock    The reconciliation between basic and diluted EPS from continuing operations attributable to common stockholders is as follows:

	Three Months Ended June 30		Six Months Ended June 30
millions except per share amounts	2009	2008	2009	2008
Income:
Income (loss) from continuing operations attributable to common stockholders	$(224)	$16	$(562)	$252
Less: Distributions to participating securities	—	1	—	1
Less: Undistributed income (loss) allocated to participating securities	—	—	—	2

Basic	$(224)	$15	$(562)	$249

Diluted	$(224)	$15	$(562)	$249

Shares:
Basic
Weighted-average common shares outstanding	477	468	468	468
Dilutive effect of stock options and performance-based stock awards	—	1	—	1

Diluted	477	469	468	469

Income (loss) per common share:
Basic	$(0.47)	$0.03	$(1.20)	$0.53
Diluted	$(0.47)	$0.03	$(1.20)	$0.53

Effective January 1, 2009, the Company adopted FSP EITF No. 03-6-1, which requires participating securities to be included in the earnings allocation in computing EPS under the two-class method. All prior-period EPS data presented above have been adjusted retrospectively to conform to the requirements of FSP EITF No. 03-6-1. For the three and six months ended June 30, 2009, basic EPS was not impacted by the two-class method because the Company’s participating securities are not obligated to share in the losses of the Company, and diluted EPS was not impacted because the inclusion of these securities would have had an anti-dilutive effect on diluted EPS. For the three months ended June 30, 2008, basic and diluted EPS, as previously reported, did not change under the two-class method. For the six months ended June 30, 2008, basic EPS decreased $0.01 and diluted EPS did not change under the two-class method.

For the three and six months ended June 30, 2009, awards for 6.4 million and 6.8 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the inclusion of these shares would have had an anti-dilutive effect. For the three and six months ended June 30, 2008, awards for 3.1 million and 3.0 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the inclusion of these shares would have had an anti-dilutive effect.

In May 2009, Anadarko completed a public offering of 30 million shares of common stock at $45.50 per share. After deducting the underwriting discount and other offering costs of $28 million, net proceeds to the Company were approximately $1.3 billion. Net proceeds from the offering are to be used for general corporate purposes, including capital expenditures.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Stockholders’ Equity (Continued)

For all periods presented, quarterly dividends of nine cents per share were paid to holders of common stock. As of June 30, 2009, the covenants contained in certain of the Company’s credit and lease agreements provided for a maximum debt-to-capitalization ratio of 60%. The covenants do not specifically restrict the payment of dividends; however, the impact of dividends paid on the Company’s debt-to-total capitalization ratio must be considered in order to ensure covenant compliance. Based on these covenants, as of June 30, 2009, retained earnings of approximately $11.5 billion were not limited as to the payment of dividends.

10.  Commitments and Contingencies

General    Litigation charges and adjustments of $58 million and $45 million decreased income from continuing operations before income taxes for the three and six months ended June 30, 2009, respectively. Litigation charges and adjustments of $3 million and $6 million decreased income from continuing operations before income taxes for the three and six months ended June 30, 2008, respectively. The amount of litigation charges and adjustments of $58 million for the three months ended June 30, 2009 is primarily due to an increase in legal reserves related to the settlement of disputes. The Company is a defendant in a number of lawsuits and is involved in government proceedings, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Litigation    The Company is subject to various claims from its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis for royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee Corporation (Kerr-McGee) was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee, and 117 other defendants undervalued natural gas in connection with a payment of royalties on production from federal and Indian lands. Based on the Company’s present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. The discovery process is ongoing. The court has entered an order whereby the case will be tried in phases. The claims against the Company have yet to be set for trial. Prior to its acquisition by Anadarko, Kerr-McGee reached a settlement with the government; however, the court permitted Mr. Wright to conduct additional discovery to test the reasonableness of the settlement. The Company believes that an additional loss, if any, is unlikely to have a material adverse effect on Anadarko’s consolidated financial position, results of operations or cash flows.

Deepwater Royalty Relief Act    In 1995, the United States Congress passed the Deepwater Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalties on certain federal leases located in the deep waters of the Gulf of Mexico. The Company currently owns interests in several deepwater Gulf of Mexico leases granted during the 1996-2000 time period (some originally owned by Kerr-McGee). After the passage of the DWRRA, the Minerals Management Service (MMS), an agency of the Department of the Interior (DOI), inserted price thresholds into leases issued in 1996, 1997 and 2000 that effectively eliminated the DWRRA royalty relief if these price thresholds were exceeded. The Company’s 1998 and 1999 leases did not contain price threshold provisions. In January 2006, the DOI issued an order (the 2006 Order) to Kerr-McGee Oil and Gas Corporation (KMOG), a subsidiary of Kerr-McGee, to pay oil

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Commitments and Contingencies (Continued)

and gas royalties and accrued interest on KMOG’s deepwater Gulf of Mexico production associated with eight 1996, 1997 and 2000 leases, for which KMOG believes royalties are suspended under the DWRRA. The 2006 Order is based on the assertion that the DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices exceed certain levels specified by the DOI. KMOG believes that the DOI does not have the discretion to eliminate royalty relief on the DWRRA leases issued from 1996 through 2000 and, accordingly, is contesting the 2006 Order. In that regard, on March 17, 2006, KMOG filed a lawsuit styled Kerr-McGee Oil and Gas Corp. v. C. Stephen Allred, Assistant Secretary for Land & Minerals Mgt. and the Dept of the Interior (Kerr-McGee v. Allred) in the U.S. District Court for the Western District of Louisiana against the DOI for injunctive and declaratory relief with respect to the DOI’s claims for additional royalties on the eight leases listed in the 2006 Order. KMOG and the DOI unsuccessfully mediated the dispute.

In May 2007, KMOG filed a motion for summary judgment, and in October 2007 the District Court for the Western District of Louisiana ruled in favor of KMOG on the eight leases before the Court. The DOI appealed the decision to the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit). In January 2009, a three-judge Fifth Circuit panel unanimously affirmed the District Court’s ruling in favor of KMOG. At the end of March 2009, the DOI filed a petition for rehearing by the full Fifth Circuit (en banc). On April 14, 2009, the Fifth Circuit denied the DOI’s petition for rehearing en banc. On July 13, 2009, the DOI filed a petition for a writ of certiorari with the U.S. Supreme Court. KMOG has 30 days from July 13, 2009 (unless extended) to file an opposition brief.

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

The Company has accrued a liability of approximately $663 million, which, as of June 30, 2009, is equal to the royalties (plus accrued interest) that could be owed on the leases listed in the 2006 Order and the 2008 Order and other 1996, 1997 and 2000 leases granted to the Company in the Gulf of Mexico that contain price threshold provisions similar to the leases currently in dispute under the 2006 Order and the 2008 Order. The liability will continue to be adjusted monthly as production is sold and sales prices are confirmed, until the resolution of the matter is final. Under the applicable statutes, regulations and lease terms attributable to the 1998 and 1999 leases, no royalties are owed on production from these leases until the applicable royalty suspension volumes are exhausted; accordingly, no amounts have been accrued for potential royalty payments under those leases.

Guarantees and Indemnifications    Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly-owned Kerr-McGee subsidiary that held Kerr-McGee’s chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. As of June 30, 2009, the Company has a long-term liability of $93 million and a short-term liability of $2 million recorded for the remaining guarantee obligation of $95 million.

The Company also provides certain indemnifications in relation to dispositions of assets. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for potential future audit adjustments that may be imposed by the Canadian taxing authorities for tax years prior to the sale. At June 30, 2009, other long-term liabilities included a $43 million liability for this contingency. The Company believes it is probable that this remaining indemnification will be settled with the purchaser in cash.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Commitments and Contingencies (Continued)

Other    The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability (if any) with respect to these claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of June 30, 2009, the Company’s balance sheet included a $101 million liability for remediation and reclamation obligations. The Company continually monitors the remediation and reclamation process and the liability recorded.

11.  Income Taxes

Following is a summary of income tax expense (benefit) and effective tax rates for the three and six months ended June 30, 2009 and June 30, 2008, respectively.

	Three Months Ended June 30		Six Months Ended June 30
millions except percentages	2009	2008	2009	2008

Income tax expense (benefit)	$(135)	$236	$(349)	$580
Effective tax rate	39%	92%	39%	69%

The variance from the 35% statutory rate for the three and six months ended June 30, 2009 is primarily attributable to benefits associated with changes in uncertain tax positions (FASB Interpretation No. 48), state income taxes, including a change in the state income tax rate expected to be in effect at the time its deferred state income tax liability is expected to be settled or realized, partially offset by the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of the federal statutory rate, U.S. residual income tax on foreign income, and other items. The variance from the 35% statutory rate for the three months ended June 30, 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of the federal statutory rate, state income taxes and other items. The variance from the 35% statutory rate for the six months ended June 30, 2008 also includes the recognition of tax expense on the Company’s subsequent divestiture in December 2008 of its 50% interest in the Peregrino field offshore Brazil in advance of the recognition of the associated gain on sale and the tax effect of the prior-period book income correction recorded in the first quarter of 2008.

12.  Statements of Cash Flows Supplemental Information

The following table presents amounts of cash paid (received) for interest (net of amounts capitalized) and income taxes, including amounts related to discontinued operations, and non-cash transactions.

	Six Months Ended June 30
millions	2009	2008
Cash paid (received):
Interest	$348	$396
Income taxes(1)	$195	$486
Non-cash investing activities:
Fair value of properties and equipment received in non-cash exchange transactions	$38	$108

(1)	Includes $454 million of federal income tax refunds received during the six months ended June 30, 2008.

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

	Three Months Ended June 30		Six Months Ended June 30
millions	2009	2008	2009	2008
Income (loss) from continuing operations before income taxes	$(349)	$257	$(894)	$837
Exploration expense	288	264	589	507
Depreciation, depletion and amortization expense	933	784	1,739	1,594
Impairments	23	11	74	11
Interest expense	203	151	384	378
Less: Net income attributable to noncontrolling interests	10	5	17	5

Consolidated Adjusted EBITDAX	$1,088	$1,462	$1,875	$3,322

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

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total

Three Months Ended June 30, 2009:

Sales revenues	$674	$64	$988	$—	$1,726
Intersegment revenues	782	175	(886)	(71)	—
Gains (losses) on divestitures and other, net	4	4	—	11	19

Total revenues and other	$1,460	$243	$102	$(60)	$1,745

Operating costs and expenses (1)	644	151	119	77	991
Other (income) expense, net	—	—	—	(344)	(344)
Net income attributable to noncontrolling interests	—	10	—	—	10

Total	644	161	119	(267)	657

Adjusted EBITDAX	$816	$82	$(17)	$207	$1,088

Three Months Ended June 30, 2008:

Sales revenues	$157	$61	$2,196	$2	$2,416
Intersegment revenues	1,858	335	(2,043)	(150)	—
Gains (losses) on divestitures and other, net	251	3	—	116	370

Total revenues and other	$2,266	$399	$153	$(32)	$2,786

Operating costs and expenses (1)	971	266	118	(22)	1,333
Other (income) expense, net	—	—	—	(14)	(14)
Net income attributable to noncontrolling interests	—	5	—	—	5

Total	971	271	118	(36)	1,324

Adjusted EBITDAX	$1,295	$128	$35	$4	$1,462

(1)

Operating costs and expenses exclude exploration, DD&A and impairment expenses since they are excluded from Adjusted EBITDAX. Included in the Midstream segment for the three months ended June 30, 2008 is a reduction of accrued expenses related to prior periods of $41 million.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total

Six Months Ended June 30, 2009:

Sales revenues	$960	$123	$2,193	$—	$3,276
Intersegment revenues	1,824	333	(1,982)	(175)	—
Gains (losses) on divestitures and other, net	14	4	—	46	64

Total revenues and other	$2,798	$460	$211	$(129)	$3,340

Operating costs and expenses (1)	1,241	288	235	136	1,900
Other (income) expense, net	—	—	—	(452)	(452)
Net income attributable to noncontrolling interests	—	17	—	—	17

Total	1,241	305	235	(316)	1,465

Adjusted EBITDAX	$1,557	$155	$(24)	$187	$1,875

Six Months Ended June 30, 2008:

Sales revenues	$1,365	$143	$3,926	$—	$5,434
Intersegment revenues	3,353	585	(3,680)	(258)	—
Gains (losses) on divestitures and other, net	167	(3)	—	166	330

Total revenues and other	$4,885	$725	$246	$(92)	$5,764

Operating costs and expenses (1)	1,740	498	221	4	2,463
Other (income) expense, net	—	—	—	(26)	(26)
Net income attributable to noncontrolling interests	—	5	—	—	5

Total	1,740	503	221	(22)	2,442

Adjusted EBITDAX	$3,145	$222	$25	$(70)	$3,322

June 30, 2009:
Net properties and equipment	$32,250	$3,074	$21	$1,564	$36,909

December 31, 2008:
Net properties and equipment	$32,436	$2,987	$27	$1,597	$37,047

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Pension Plans and Other Postretirement Benefits

The Company has non-contributory defined benefit pension plans, including both qualified and supplemental plans, and a foreign contributory defined benefit pension plan. The Company also provides certain health care and life insurance benefits for retired employees. Retiree health care benefits are funded by contributions from the Company and the retiree. The Company’s retiree life insurance plan is noncontributory.

During the six months ended June 30, 2009, the Company made contributions of $119 million to its funded pension plans, $15 million to its unfunded pension plans and $9 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2009, the Company expects to contribute approximately $27 million to its funded pension plans, approximately $7 million to its unfunded pension plans and approximately $13 million to its unfunded other postretirement benefit plans.

The following table sets forth the Company’s pension and other postretirement benefit costs.

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
millions	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$14	$13	$3	$3
Interest cost	19	20	5	5
Expected return on plan assets	(18)	(20)	—	—
Amortization of actuarial loss (gain)	12	2	(1)	—
Amortization of prior service cost (credit)	1	1	(1)	(1)
Settlements	10	—	—	—

Net periodic benefit cost	$38	$16	$6	$7

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
millions	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$27	$27	$5	$7
Interest cost	39	39	9	10
Expected return on plan assets	(36)	(40)	—	—
Amortization of actuarial loss (gain)	25	5	(1)	—
Amortization of prior service cost (credit)	1	1	(1)	(1)
Settlements	10	—	—	—

Net periodic benefit cost	$66	$32	$12	$16

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

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Item 1 and the Risk Factors information, which is included in this report in Item 1A, as well as the Consolidated Financial Statements and the Notes to Consolidated Financial Statements which are included in Item 8, and the Risk Factors information, which is set forth in Item 1A of the 2008 Annual Report on Form 10-K.

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

Operating Highlights

The Company’s significant operational highlights by area during the second quarter of 2009 include:

United States Onshore

•	The Rockies produced 252 thousand barrels of oil equivalent per day (MBOE/d) in the second quarter of 2009, achieving an 18% increase in production over the second quarter of 2008.

•

The Company commenced transporting oil through the White Cliffs pipeline in the Wattenberg area in early June 2009, thereby generating direct sales into the Cushing market, increasing operational efficiencies and improving economics on crude oil production.

•	In May 2009, the second phase of the Chipeta cryogenic unit was brought online and increased NGLs production from 2,500 barrels per day (Bbls/d) to 12,000 Bbls/d.

Gulf of Mexico

•	The Company announced an oil discovery at the Samurai prospect in the deepwater Gulf of Mexico in Green Canyon Block 432. Anadarko operates the block with a 33.3% working interest.

•	Average gross production at Independence Hub was approximately 890 million cubic feet per day (MMcf/d) for the second quarter of 2009.

•

The Turtle Lake prospect (Green Canyon Block 847) was drilled to a total depth of 32,212 feet. The well encountered no commercial hydrocarbons and was plugged and abandoned. Anadarko participated in the well with a 20% working interest.

International

•

The Company mobilized the Belford Dolphin drillship to West Africa to commence drilling on the Company’s Venus prospect in Block SL-6/07 (50% working interest) offshore Sierra Leone followed by the South Grand Lahou prospect in Block 105 (55.88% working interest) offshore Cote d’Ivoire. Following these drilling activities, Anadarko plans to move the drillship to begin the Company’s multi-well, deepwater drilling program offshore Mozambique.

•	In Ghana, the Ministry of Energy approved the Jubilee Field Phase 1 Development Plan and Unitization Agreement. This project remains on schedule to achieve first production during 2010.

•	The Aster-5 appraisal well (33.75% working interest), drilled in the Bukat Block in Indonesia, did not encounter hydrocarbons.

•	The Gouda prospect (30% working interest) in Brazil was drilled to a total depth of 12,244 feet and encountered reservoir-quality sands, but no hydrocarbons.

Financial Highlights

The Company’s significant financial highlights during the second quarter of 2009 include:

•	The Company completed a public offering of 30 million shares of common stock at $45.50 per share generating net proceeds of $1.3 billion.

•

The Company completed a public offering of $900 million of Senior Notes. Net proceeds from the offering were primarily used to fund the retirement of $968 million of outstanding Floating Rate Notes due September 15, 2009, which were retired in June 2009.

•

The Company generated $1.2 billion of cash flow from operations for the quarter ended June 30, 2009 (including $552 million related to the reset of interest rate swaps) and ended the quarter on June 30, 2009 with $3.5 billion of cash on hand.

•	The Company expanded its commodity derivative program with gas positions added for June, July and August 2009 and both oil and gas positions added for the full-year 2010.

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

Results of Continuing Operations

Selected Data

	Three Months Ended June 30		Six Months Ended June 30
millions except per share amounts	2009	2008	2009	2008
Financial Results
Total revenues and other	$1,745	$2,786	$3,340	$5,764
Costs and expenses	2,235	2,392	4,302	4,575
Other (income) expense	(141)	137	(68)	352
Income tax expense (benefit)	(135)	236	(349)	580
Income (loss) from continuing operations attributable to common stockholders	$(224)	$16	$(562)	$252
Income (loss) from continuing operations per common share attributable to common stockholders – diluted	$(0.47)	$0.03	$(1.20)	$0.53
Average number of common shares outstanding – diluted	477	469	468	469

Operating Results
Adjusted EBITDAX(1)	$1,088	$1,462	$1,875	$3,322
Sales volumes (MMBOE)	56	50	110	103

MMBOE – million barrels of oil equivalent

(1)

See Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income (loss) from continuing operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Income (Loss) from Continuing Operations Attributable to Common Stockholders    For the second quarter of 2009, Anadarko’s loss from continuing operations attributable to common stockholders was $224 million or $0.47 per share (diluted). This compares to income from continuing operations attributable to common stockholders of $16 million or $0.03 per share (diluted) for the second quarter of 2008. For the six months ended June 30, 2009, Anadarko’s loss from continuing operations attributable to common stockholders was $562 million or $1.20 per share (diluted). This compares to income from continuing operations attributable to common stockholders of $252 million or $0.53 per share (diluted) for the same period of 2008.

The decrease for the three months ended June 30, 2009 compared to the same period of 2008 was primarily due to sustained lower natural gas and NGLs sales revenues, including the impact of commodity derivatives, and the impact of decreased gains on divestitures, increased depreciation, depletion and amortization (DD&A) expense and lower Gathering, Processing and Marketing (GPM) margin, partially offset by higher oil and condensate sales revenues, including the impact of commodity derivatives, and the impact of higher net gains (realized and unrealized) on interest rate swaps, lower other tax expense and lower income tax expense. In addition to those items impacting the three months ended June 30, 2009, the decrease for the six months ended June 30, 2009 compared to the same period of 2008 was attributable to lower oil and condensate sales revenues, including the impact of commodity derivatives.

Sales Revenues

	Three Months Ended June 30		Inc/(Dec) vs. 2008	Six Months Ended June 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008

Gas sales	$653	$1,495	(56)%	$1,333	$2,694	(51)%
Oil and condensate sales	756	344	120	1,382	1,694	(18)
Natural gas liquids sales	116	258	(55)	199	459	(57)
Gathering, processing and marketing sales	201	319	(37)	362	587	(38)

Total	$1,726	$2,416	(29)	$3,276	$5,434	(40)

Anadarko’s sales revenues for the three and six months ended June 30, 2009 decreased compared to the same periods of 2008. Including the impact of commodity derivatives, the decrease in sales revenues for the quarter was primarily due to lower natural gas and NGLs commodity prices, partially offset by higher oil and condensate sales. The decrease for the six months ended June 30, 2009 was primarily due to lower natural gas, oil and condensate and NGLs commodity prices, including the impact of commodity derivatives.

The Company’s sales revenues for the three months ended June 30, 2009 and 2008 include $269 million and $1.6 billion, respectively, of net unrealized losses on derivatives. The Company’s sales revenues for the six months ended June 30, 2009 and 2008 include $594 million and $2.1 billion, respectively, of net unrealized losses on derivatives. Derivatives are entered into in order to manage price risk on natural gas, crude oil and condensate, NGLs and marketing sales. Realization of these unrealized losses is expected to be substantially offset by the value realized from the actual sale of production covered by the derivative instruments.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes, prices and derivative gains and losses on Anadarko’s sales revenues for the three and six months ended June 30, 2009 compared to the same period of 2008.

	Three Months Ended June 30
millions	Natural Gas	Oil and Condensate	NGLs

2008 sales revenues	$1,495	$344	$258
Changes associated with sales volumes	419	(157)	35
Changes in prices, excluding derivatives	(1,449)	(1,058)	(177)
Changes in realized derivative gains and losses	193	246	—
Changes in unrealized derivative gains and losses	(5)	1,381	—

2009 sales revenues	$653	$756	$116

	Six Months Ended June 30
millions	Natural Gas	Oil and Condensate	NGLs

2008 sales revenues	$2,694	$1,694	$459
Changes associated with sales volumes	487	(315)	34
Changes in prices, excluding derivatives	(2,155)	(1,868)	(294)
Changes in realized derivative gains and losses	337	333	—
Changes in unrealized derivative gains and losses	(30)	1,538	—

2009 sales revenues	$1,333	$1,382	$199

The Company utilizes commodity derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas and crude oil. This activity is referred to as commodity price risk management. The impact of commodity price risk management (comprised of realized and unrealized gains and losses) was a revenue decrease of $157 million during the second quarter of 2009 compared to a decrease of $2.0 billion in the second quarter of 2008. The impact of commodity price risk management was a revenue decrease of $325 million during the first six months of 2009 compared to a decrease of $2.5 billion in the first six months of 2008. See Energy Price Risk under Part I, Item 3 and Note 7 – Derivative Instruments under Part I, Item 1 of this Form 10-Q.

Analysis of Oil and Gas Operations Sales Volumes

	Three Months Ended June 30		Inc/(Dec) vs. 2008	Six Months Ended June 30		Inc/(Dec) vs. 2008
	2009	2008		2009	2008
Barrels of Oil Equivalent (MMBOE except percentages)
United States	49	43	14%	97	90	8%
Algeria	5	5	—	10	10	—
Other International	2	2	—	3	3	—

Total	56	50	12	110	103	7

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	546	475	15	537	495	8
Algeria	52	56	(7)	55	54	2
Other International	19	17	12	16	17	(6)

Total	617	548	13	608	566	7

Anadarko’s daily sales volumes for the second quarter of 2009 increased 69 MBOE/d compared to the same period in 2008. Volumes in the United States increased 71 MBOE/d in the second quarter of 2009 primarily due to higher volumes in the Rockies of 39 MBOE/d due to positive results from base production including dewatering coalbed methane wells, higher production uptime due to favorable weather, increased ethane recovery and bringing a new processing train online during the second quarter of 2009. The increase in production was also due to higher volumes in the Gulf of Mexico of 33 MBOE/d related to increased Independence Hub runtime during the current quarter compared to the downtime resulting from export pipeline repair work that occurred during the second quarter of 2008. Algeria volumes decreased 4 MBOE/d in the second quarter of 2009 due to the timing of cargo liftings and variances in Organization of Petroleum Exporting Countries (OPEC) quotas. Anadarko’s daily sales volumes for the six months ended June 30, 2009 increased 42 MBOE/d compared to the same period in 2008, primarily attributable to increased production in the Rockies due to the items discussed above.

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage volumes and mitigate the effect of price volatility, which is likely to continue into the future.

Natural Gas Sales Volumes, Average Prices and Revenues

	Three Months Ended June 30		Inc/(Dec) vs. 2008	Six Months Ended June 30		Inc/(Dec) vs. 2008
	2009	2008		2009	2008
			(Percentages)			(Percentages)
United States
Sales volumes — Bcf	213	170	25%	421	365	15%
MMcf/d	2,336	1,869	25	2,325	2,003	16
Price per Mcf, excluding derivatives	$3.05	$9.88	(69)	$3.53	$8.64	(59)
Realized gains (losses) on derivatives	0.50	(0.51)	198	0.55	(0.29)	290

	3.55	9.37	(62)	4.08	8.35	(51)
Unrealized gains (losses) on derivatives	(0.48)	(0.58)	17	(0.91)	(0.96)	5

Total	$3.07	$8.79	(65)	$3.17	$7.39	(57)
Gas sales revenues (millions)	$653	$1,495	(56)	$1,333	$2,694	(51)

Bcf – billion cubic feet

MMcf/d – million cubic feet per day

Mcf – thousand cubic feet

The Company’s daily natural gas sales volumes increased 467 MMcf/d and 322 MMcf/d, respectively, for the three and six months ended June 30, 2009 compared to the same periods in 2008. These increases were primarily related to increased production in the Gulf of Mexico of 279 MMcf/d and 126 MMcf/d, respectively, for the three and six months ended June 30, 2009 due to increased Independence Hub runtime during these periods compared to the downtime resulting from export pipeline repair work that occurred during the second quarter of 2008, and higher sales volumes in the Rockies of 209 MMcf/d and 212 MMcf/d, respectively, for the three and six months ended June 30, 2009 due to positive results from base production including dewatering coalbed methane wells and higher production uptime due to favorable weather. In general, production of natural gas is not directly affected by seasonal changes in demand.

Excluding the impact of gains and losses on derivatives, Anadarko’s average natural gas price for the three and six months ended June 30, 2009 decreased when compared to the same period for 2008. The lower price realized during the three and six months ended June 30, 2009 was primarily attributable to higher year-over-year natural gas production and storage volumes coupled with lower United States demand for natural gas. As of June 30, 2009, the Company has entered into commodity price risk management on approximately 43% of its anticipated natural gas sales volumes for the remainder of 2009 and on approximately 75% for the full year of 2010.

Crude Oil and Condensate Sales Volumes, Average Prices and Revenues

	Three Months Ended June 30		Inc/(Dec) vs. 2008	Six Months Ended June 30		Inc/(Dec) vs. 2008
	2009	2008		2009	2008
			(Percentages)			(Percentages)
United States
Sales volumes — MMBbls	9	11	(18)%	19	22	(14)%
MBbls/d	111	122	(9)	106	121	(12)
Price per barrel, excluding derivatives	$55.37	$117.63	(53)	$47.29	$105.19	(55)
Realized gains (losses) on derivatives	0.49	(16.14)	103	1.64	(9.69)	117

	55.86	101.49	(45)	48.93	95.50	(49)
Unrealized gains (losses) on derivatives	(13.09)	(85.80)	85	(7.75)	(49.29)	84

Total	$42.77	$15.69	173	$41.18	$46.21	(11)

Algeria
Sales volumes — MMBbls	5	5	—	10	10	—
MBbls/d	52	56	(7)	55	54	2
Price per barrel, excluding derivatives	$56.81	$127.15	(55)	$51.08	$113.27	(55)
Realized gains (losses) on derivatives	—	(11.98)	100	0.74	(8.08)	109

	56.81	115.17	(51)	51.82	105.19	(51)
Unrealized gains (losses) on derivatives	(7.36)	(115.46)	94	(6.37)	(67.25)	91

Total	$49.45	$(0.29)	17,152	$45.45	$37.94	20

Other International
Sales volumes — MMBbls	2	2	—	3	3	—
MBbls/d	19	17	12	16	17	(6)
Total	$53.88	$111.01	(51)	$47.07	$95.86	(51)

Total
Sales volumes — MMBbls	16	18	(11)	32	35	(9)
MBbls/d	182	195	(7)	177	192	(8)
Total price per barrel, excluding derivatives	$55.62	$119.81	(54)	$48.44	$106.62	(55)
Realized gains (losses) on derivatives	0.30	(13.56)	102	1.22	(8.38)	115

	55.92	106.25	(47)	49.66	98.24	(49)
Unrealized gains (losses) on derivatives	(10.08)	(86.93)	88	(6.63)	(49.93)	87

Total	$45.84	$19.32	137	$43.03	$48.31	(11)
Total oil and condensate sales revenues (millions)	$756	$344	120	$1,382	$1,694	(18)

MMBbls – million barrels

MBbls/d – thousand barrels per day

Anadarko’s daily crude oil and condensate sales volumes for the three and six months ended June 30, 2009 decreased 13 MBbls/d and 15 MBbls/d, respectively, compared to the same periods in 2008. The decrease for the second quarter of 2009 was primarily related to lower crude oil sales volumes of 11 MBbls/d in the Gulf of Mexico resulting from prolonged repairs of third-party infrastructure that was damaged during the 2008 hurricane season, and lower crude oil sales volumes of 4 MBbls/d in the second quarter of 2009 in Algeria due to the timing of cargo liftings and variances in OPEC quotas. The decrease during the first six months of 2009 was primarily related to lower crude oil sales volumes in the Gulf of Mexico resulting from the prolonged repairs discussed above. Production of oil usually is not affected by seasonal changes in demand.

Excluding the impact of gains and losses on derivatives, Anadarko’s average crude oil price for the three and six months ended June 30, 2009 decreased when compared to same periods of 2008. Crude oil prices decreased for both the three and six months ended June 30, 2009 compared to the same periods of 2008 primarily due to increased spare OPEC production capacity coupled with decreased global demand, particularly in the United States, Europe, and Japan. As of June 30, 2009, the Company has employed commodity price risk management on approximately 27% of its anticipated oil and condensate sales volumes for the remainder of 2009 and on approximately 48% for the full year of 2010.

Natural Gas Liquids Sales Volumes, Average Prices and Revenues

	Three Months Ended June 30		Inc/(Dec) vs. 2008	Six Months Ended June 30		Inc/(Dec) vs. 2008
	2009	2008		2009	2008
			(Percentages)			(Percentages)
United States
Sales volumes—MMBbls	4	4	—%	8	7	14%
MBbls/d	46	41	12	43	40	8
Price per barrel	$27.64	$69.71	(60)	$25.52	$63.19	(60)
Natural gas liquids sales revenues (millions)	$116	$258	(55)	$199	$459	(57)

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural gas production. The Company’s daily NGLs sales volumes for the three and six months ended June 30, 2009 increased compared to the same periods in 2008, primarily related to an increase of 5 MBbls/d in the Rockies due to increased ethane recovery and bringing a new plant online during the second quarter of 2009. The increase for the six months ended June 30, 2009 was partially offset by a decrease of 3 MBbls/d in the Gulf of Mexico resulting from prolonged repairs of third-party infrastructure which was damaged as a result of the 2008 hurricane activity. The average NGLs price decreased for the three and six months ended June 30, 2009 compared to the same periods of 2008 primarily due to decreased global petrochemical demand in 2009. NGLs production is dependent upon natural gas and NGLs prices as well as the economics associated with the processing of natural gas to extract NGLs. In general, production of NGLs is not affected by seasonal changes in demand.

Gathering, Processing and Marketing Margin

	Three Months Ended June 30		Inc/(Dec) vs. 2008	Six Months Ended June 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008

Gathering, processing and marketing sales	$201	$319	(37)%	$362	$587	(38)%
Gathering, processing and marketing expenses	183	222	(18)	318	414	(23)

Margin	$18	$97	(81)	$44	$173	(75)

During the three and six months ended June 30, 2009, gathering, processing and marketing margin decreased $79 million and $129 million, respectively, compared to the same periods of 2008. This decrease was primarily related to a decline in prices for natural gas, natural gas liquids, and condensate, as well as lower margins associated with firm transportation contracts and losses related to the Company’s gas storage activity, partially offset by lower cost of product due to lower prices and lower direct operating costs.

Gains (Losses) on Divestitures and Other, net

For the six months ended June 30, 2008, gains (losses) on divestitures and other, net includes a net $82 million ($52 million after tax) charge related to corrections resulting from an analysis of property records after the adoption of the successful efforts method of accounting. This net amount includes a charge of $163 million related to 2007. Management concluded that this misstatement was not material to 2007 interim and annual results, nor to the 2008 period, and corrected the error in the first quarter of 2008.

Costs and Expenses

	Three Months Ended June 30		Inc/(Dec) vs. 2008	Six Months Ended June 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008

Oil and gas operating	$239	$259	(8)%	$501	$504	(1)%
Oil and gas transportation and other	163	130	25	316	260	22
Exploration	288	264	9	589	507	16
Gathering, processing and marketing	183	222	(18)	318	414	(23)
General and administrative	226	199	14	435	403	8
Depreciation, depletion and amortization	933	784	19	1,739	1,594	9
Other taxes	180	523	(66)	330	882	(63)
Impairments	23	11	109	74	11	573

Total	$2,235	$2,392	(7)	$4,302	$4,575	(6)

For the second quarter of 2009, Anadarko’s costs and expenses, as set forth above, differed as compared to the second quarter of 2008 due to the following:

—

Oil and gas operating expenses decreased primarily due to $19 million of lower subsurface expense and decreased demand charges, partially offset by higher outside-operated workover expense and production handling costs.

—	Oil and gas transportation and other expenses increased primarily due to higher gas gathering and transportation costs, including volume-based indemnity payments made in the Powder River Basin.
—

Exploration expense increased $24 million primarily due to an increase in dry hole expense in the United States of $30 million, primarily in the Gulf of Mexico, and higher international dry hole expense of $33 million, primarily in Indonesia and Brazil, partially offset by lower seismic expenses of $21 million and lower impairments of unproved properties in the United States of $14 million.

—	General and administrative expense increased primarily due to an increase in benefit plan expenses.
—

Depreciation, depletion and amortization (DD&A) expense increased $149 million. Approximately $51 million of this increase was due to increased costs associated with acquiring, finding and developing oil and gas reserves and approximately $91 million of this increase was due to higher sales volumes.

—

Other taxes decreased primarily due to lower commodity prices resulting in decreased United States production and severance taxes of $154 million, decreased Algerian exceptional profits tax expense of $126 million, decreased ad valorem taxes of $31 million, and decreased Chinese windfall profits tax of approximately $28 million.

—

Impairments of $22 million in the second quarter of 2009 were related to transportation contracts that were triggered by lower differentials between certain locations. The 2008 impairments related to various domestic oil and gas properties.

For the six months ended June 30, 2009, Anadarko’s costs and expenses, as set forth above, differed as compared to the same period of 2008 due to the following:

—

Oil and gas operating expense decreased primarily due to a decrease in demand charges and lower production and handling expenses of $35 million in the Gulf of Mexico and a decrease in direct operating expenses and third-party expenses of $22 million in the Southern Region, Alaska and Algeria. These amounts were partially offset by approximately $39 million of increased deepwater well workover expenses and other operating expenses in the Gulf of Mexico, and higher direct operating and third-party expenses of $23 million in the Rockies primarily associated with increased production volumes from tight gas and coalbed methane projects, which increased overall field operating expense and water disposal and handling costs.

—

Oil and gas transportation and other expenses increased primarily due to costs associated with higher gas gathering and transportation costs and drilling rig contract termination fees, partially offset by lower surface owner payments in the Rockies.

—

Exploration expense increased $82 million primarily due to an increase in dry hole expense in the United States of $84 million, primarily in the Gulf of Mexico, and increased international dry hole expense of $45 million, primarily in Indonesia and Brazil, partially offset by lower seismic expense of $38 million.

—	General and administrative expense increased primarily due to an increase in benefit plan expenses.
—

DD&A expense increased $145 million. Approximately $32 million of this increase was due to higher costs associated with acquiring, finding and developing oil and gas reserves and approximately $100 million of this increase was due to higher sales volumes. Depreciation of other properties and equipment also increased $13 million.

—

Other taxes decreased primarily due to lower commodity prices resulting in decreased United States production and severance taxes of $263 million, decreased Algerian exceptional profits tax expense of $204 million, decreased ad valorem taxes of $29 million and decreased Chinese windfall profits tax of approximately $50 million.

—

Impairments of $69 million in the first half of 2009 were related to transportation contracts that were triggered by lower differentials between certain locations. The impairments in 2008 related to various domestic oil and gas properties.

Other (Income) Expense

	Three Months Ended June 30		Inc/(Dec) vs. 2008	Six Months Ended June 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008
Interest Expense
Gross interest expense –
Current debt, long-term debt and other	$207	$175	18%	$392	$386	2%
Midstream subsidiary note payable to a related party	11	27	(59)	23	62	(63)
Capitalized interest	(15)	(51)	(71)	(31)	(70)	(56)

Net interest expense	203	151	34	384	378	2

Other (Income) Expense, net
Interest income	(5)	(11)	(55)%	(14)	(21)	(33)%
Interest rate swaps	(350)	—	NM	(447)	—	NM
Other	11	(3)	(467)	9	(5)	(280)

Total other (income) expense, net	(344)	(14)	2,357	(452)	(26)	1,638

Total	$(141)	$137	203	$(68)	$352	119

NM – not meaningful

Interest Expense    For the three and six months ended June 30, 2009, Anadarko’s gross interest expense increased compared to the same period of 2008. The increase was primarily due to higher average debt levels and interest rates compared to the same periods for 2008.

Other (Income) Expense, net    For the second quarter of 2009, the Company had total other income of $344 million compared to $14 million for the same period of 2008. The increase was primarily related to net realized gains on interest rate swaps of $549 million, partially offset by unrealized losses on interest rate swaps of $199 million. For the six months ended June 30, 2009, the Company had total other income of $452 million compared to $26 million for the same period of 2008. The increase was primarily related to net realized gains on interest rate swaps of $536 million, partially offset by unrealized losses on interest rate swaps of $89 million.

Income Tax Expense

	Three Months Ended June 30		Six Months Ended June 30
millions except percentages	2009	2008	2009	2008

Income tax expense (benefit)	$(135)	$236	$(349)	$580
Effective tax rate	39%	92%	39%	69%

For the three and six months ended June 30, 2009, income tax expense related to continuing operations decreased 157% and 160%, respectively, compared to the same periods of 2008 primarily due to a decrease in income before income taxes.

The variance from the 35% statutory rate for the three and six months ended June 30, 2009 is primarily attributable to benefits associated with changes in uncertain tax positions (FASB Interpretation No. 48), state income taxes, including a change in the state income tax rate expected to be in effect at the time its deferred state tax liability is expected to be settled or realized, partially offset by the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes, other foreign taxes in excess of the federal statutory rate, U.S. residual income tax on foreign income and other items. The variance from the 35% statutory rate for the three months ended June 30, 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of the federal statutory rate, state income taxes and other items. The variance from the 35% statutory rate for the six months ended June 30, 2008 also includes the recognition of tax expense on the Company’s subsequent divestiture in December 2008 of its 50% interest in the Peregrino field offshore Brazil in advance of the recognition of the associated gain on sale and the tax effect of the prior-book income correction recorded in the first quarter of 2008.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2009, the Company’s net income attributable to noncontrolling interests of $10 million and $17 million, respectively, primarily related to a 36.7% public ownership interest in Western Gas Partners, L.P., a consolidated subsidiary of the Company.

Operating Results

Segment Analysis—Adjusted EBITDAX    To assess the operating results of Anadarko’s segments, management analyzes income from continuing operations before income taxes, interest expense, exploration expense, DD&A expense and impairments, less net income attributable to noncontrolling interests (Adjusted EBITDAX). Anadarko’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period, but is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

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

Adjusted EBITDAX

	Three Months Ended June 30		Inc/(Dec) vs. 2008	Six Months Ended June 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008

Income (loss) from continuing operations before income taxes	$(349)	$257	(236)%	$(894)	$837	(207)%
Exploration expense	288	264	9	589	507	16
Depreciation, depletion and amortization expense	933	784	19	1,739	1,594	9
Impairments	23	11	109	74	11	573
Interest expense	203	151	34	384	378	2
Less: Net income attributable to noncontrolling interests	10	5	100	17	5	240

Consolidated Adjusted EBITDAX	$1,088	$1,462	(26)	$1,875	$3,322	(44)

Adjusted EBITDAX by segment
Oil and gas exploration and production	$816	$1,295	(37)	$1,557	$3,145	(50)
Midstream	82	128	(36)	155	222	(30)
Marketing	(17)	35	(149)	(24)	25	(196)
Other and intersegment eliminations	207	4	5,075	187	(70)	367

Oil and Gas Exploration and Production    The decreases in Adjusted EBITDAX for the three and six months ended June 30, 2009 compared to the same periods of 2008 were primarily due to the impact of lower commodity prices, partially offset by the higher sales volumes discussed above. The Company’s sales revenues include the impact of commodity price risk management activities (including realized and unrealized gains and losses) which decreased oil and gas revenues $157 million during the second quarter of 2009, compared to a decrease of $2.0 billion during the second quarter of 2008. Of these amounts for the second quarter of 2009 and 2008, $269 million and $1.6 billion, respectively, related to net unrealized losses on derivative instruments. For the six months ended June 30, 2009, commodity price risk management activities decreased oil and gas revenues $325 million, compared to a decrease of $2.5 billion during the six months ended June 30, 2008. Of these amounts for the six months ended June 30, 2009 and June 30, 2008, $594 million and $2.1 billion, respectively, related to net unrealized losses on derivative instruments.

Midstream    The decrease in Adjusted EBITDAX for the three and six months ended June 30, 2009 compared to the same periods of 2008 resulted primarily from a decrease in revenue due to commodity price decreases for natural gas, natural gas liquids, and condensate, partially offset by lower cost of product and lower direct operating costs.

Marketing    Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. Adjusted EBITDAX for the three and six months ended June 30, 2009 decreased primarily due to lower margins associated with the Company’s firm transportation contracts and losses related to the Company’s gas storage activity.

Other and Intersegment Eliminations    Other and intersegment eliminations consists primarily of corporate costs that are not allocated to the operating segments and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for the three and six months ended June 30, 2009 compared to the same periods of 2008 was primarily due to increases in income triggered by changes in the fair value of interest rate swaps, partially offset by an increase in benefits expense and higher costs associated with anticipated settlements of legal disputes.

Divestitures    In April 2008, Anadarko entered into an agreement to sell a wholly owned subsidiary that owns an 18% interest in Petroritupano, S.A. (Petroritupano), a Venezuelan company owned by Anadarko, Petróleos de Venezuela, S.A. (PDVSA) and Petrobras Energía, S.A., for $200 million. The closing of this transaction was subject to customary closing conditions, including receipt of approvals by Venezuelan authorities. Anadarko was informed by the Venezuelan Ministry of Energy and Petroleum that it would not grant approval of the sale transaction because PDVSA intends to acquire Anadarko’s equity interest in Petroritupano. Anadarko subsequently received a letter from Corporacion Venezolana del Petroleo, S.A. (CVP), an affiliate of PDVSA, in which CVP stated its interest in acquiring Anadarko’s equity interest in Petroritupano. At this time, Anadarko is unable to determine when the sale to CVP will be completed. Anadarko’s investment in Petroritupano is included in other assets at June 30, 2009.

Liquidity and Capital Resources

Overview    Anadarko’s primary sources of cash during the first six months of 2009 were proceeds from the issuance of notes, the issuance of common stock, and cash flow from operating activities. The Company used cash primarily to fund its capital program, retire debt and pay dividends.

The downturn in the global economy, the turmoil in the financial markets and the reduced availability of capital in general have increased the importance of maintaining ample liquidity. The pace at which the downturn has occurred makes the evaluation of the Company’s lenders’ creditworthiness, liquidity and financial position increasingly difficult. For this reason, the Company has increased its diligence in monitoring its lenders’ funding capabilities to ascertain that its committed borrowing lines remain fully available.

The Company has in place a $1.3 billion five-year revolving credit facility (RCA), entered into in March 2008 with a syndicate of United States and foreign lenders, and as of June 30, 2009, the Company had no outstanding borrowings under its RCA. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. Anadarko was in compliance with existing covenants and the full amount of the RCA was available for borrowing at June 30, 2009.

The Company continuously monitors its leverage position and coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule. The Company will continue to evaluate funding alternatives, including property divestitures, additional borrowings and the issuance of debt or equity securities to secure funds as needed. To facilitate a potential debt or equity securities issuance, the Company has the ability to sell securities under its shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2006.

Following is a discussion of significant sources and uses of cash flows during the period. Forward-looking information related to the Company’s liquidity and capital resources are discussed in Outlook that follows.

Sources of Cash

Operating Activities    Anadarko’s cash flow from continuing operating activities during the six months ended June 30, 2009 was $1.8 billion compared to $2.5 billion for the same period of 2008. The decrease in 2009 cash flow primarily is attributable to lower commodity prices, as well as the impact of changes in working capital items.

Fluctuations in commodity prices have been the primary reason for the Company’s short-term changes in cash flow from operating activities; however, Anadarko holds commodity derivative instruments that help to manage these fluctuations. Sales volume changes also impact short-term cash flow, but have not been as volatile as commodity prices. Anadarko’s long-term cash flow from operating activities is dependent upon commodity prices, production sales volumes, reserve replacement, the amount of costs and expenses required for continued operations and the level of acquisition and divestiture activity.

In January 2009 and December 2008, Anadarko entered into interest rate swap agreements with a combined notional principal amount of $3.0 billion. The Company revised the contractual terms of this swap portfolio to increase the weighted-average interest rate it is required to pay on the $3.0 billion notional from approximately

3.25% to approximately 4.80%, and realized $552 million in cash. The cash received was recorded as realized gains to other income (expense), net.

For additional information on the Company’s debt instruments, such as transactions during the period, years of maturity and interest rates, see Note 7 — Derivative Instruments and Note 8 — Debt and Interest Expense of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Financing Activities    During the six months ended June 30, 2009, Anadarko raised a total of approximately $3.3 billion through the issuance of debt and equity as follows:

millions Date	Issuance	Net Proceeds
March 2009	7.625% Debt due 2014	$495
	8.700% Debt due 2019	593

May 2009	Equity offering	1,337

June 2009	5.75% Debt due 2014	272
	6.95% Debt due 2019	294
	7.95% Debt due 2039	321

		$3,312

Uses of Cash

Capital Expenditures    The following table shows the Company’s capital expenditures relating to continuing operations, by category.

	Six Months Ended June 30
millions	2009	2008
Property acquisition
Exploration – unproved	$40	$186
Exploration	440	298
Development	1,330	1,425
Capitalized interest	25	68

Total oil and gas capital expenditures	1,835	1,977
Gathering, processing and marketing and other	186	311

Total capital expenditures*	$2,021	$2,288

*

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the consolidated statement of cash flows include only those capital expenditures funded with cash payments during the period.

During the six months ended June 30, 2009, Anadarko’s capital spending decreased 12% compared to the same period of 2008 primarily due to lower expenditures for gathering and processing facilities, partially offset by an increase in exploration drilling expenditures, primarily offshore U.S., and decreased spending on property acquisition costs. The mix of oil and gas spending reflects the Company’s available opportunities based on the near-term ranking of projects by net asset value potential.

Debt Repayments    During the first six months of 2009, the Company retired $1.4 billion in aggregate principal amount of Floating Rate Notes due in 2009.

Margin Deposits    Both exchange and over-the-counter traded derivative instruments may be subject to margin deposit requirements. Exchange-broker margin requirements are determined by a standard industry algorithm, which requires a market-risk-based margin level be maintained on positions outstanding, from the date of trade execution through settlement. For derivatives with over-the-counter counterparties, the Company is required to provide margin deposits whenever its unrealized losses on derivative positions exceed predetermined credit limits. The Company manages its exposure to over-the-counter margin requirements through negotiated credit arrangements with counterparties, which may include collateral caps. When credit thresholds are exceeded, the Company utilizes available cash or letters of credit to satisfy margin requirements and maintains ample available committed credit facilities to meet its obligations. The Company’s working capital along with its RCA are sufficient to withstand margin calls resulting from a significant increase in commodity prices or the entry of additional derivative positions. The Company had margin deposits outstanding and held cash collateral of $114 million and zero, respectively, at June 30, 2009. The Company had margin deposits outstanding and held cash collateral of $10 million and $3 million, respectively, at December 31, 2008.

Dividends    During the first six months of 2009 and 2008, Anadarko paid $87 million and $86 million, respectively, in dividends to its common stockholders (nine cents per share in the first and second quarters of both 2009 and 2008). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

As of June 30, 2009, the covenants contained in certain of the Company’s credit agreements provided for a maximum debt-to-capitalization ratio of 60%. The covenants do not specifically restrict the payment of dividends; however, the impact of dividends paid on the Company’s debt-to-total capitalization ratio must be considered in order to ensure covenant compliance. Based on these covenants, as of June 30, 2009, the Company’s debt-to-capital ratio was 39.0%. Retained earnings of approximately $11.5 billion were not limited as to the payment of dividends.

During the six months ended June 30, 2008, Anadarko paid $1 million in preferred stock dividends. The preferred stock was redeemed and subsequently retired during the second quarter of 2008.

Outlook

Anadarko’s mission is to deliver a competitive and sustainable rate of return to shareholders by exploring for, acquiring and developing oil and natural gas resources vital to the world’s health and welfare. Anadarko employs the following strategy to achieve this mission:

•	identify and commercialize resources;
•	explore in high-potential, proven basins;
•	employ a global business development approach; and
•	ensure financial discipline and flexibility;

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

The Company has an approved 2009 capital spending budget, including expensed geological and geophysical costs, of $4.0 billion to $4.5 billion. The Company has allocated approximately 65% of capital spending to development activities, 25% to exploration activities and 10% to gas gathering and processing activities and other items. The Company expects capital spending by area to be approximately 45% for the U.S. onshore region, 20% for the Gulf of Mexico, 25% for International and Alaska and 10% for Midstream and other. The Company’s primary emphasis will be on managing near-term growth opportunities with a commitment to worldwide exploration and the continued development of large oil projects in Algeria, offshore Ghana and in the deepwater Gulf of Mexico. Anadarko believes that its expected level of cash flow and cash on hand as of June 30, 2009, and the availability under its $1.3 billion RCA will be sufficient to fund the Company’s projected operational and capital programs for the remainder of 2009.

In addition, to support 2009 cash flows, Anadarko has entered into strategic derivative positions as of June 30, 2009 on approximately 43% of its anticipated natural gas sales volumes and approximately 27% of its anticipated oil and condensate sales volumes for the remainder of 2009 and approximately 75% of anticipated natural gas volumes and approximately 48% of its anticipated oil and condensate sales volumes for the year 2010.

If capital expenditures were to exceed operating cash flow and cash on hand, funds would likely be supplemented as needed by short-term borrowings under its fully available $1.3 billion RCA or the issuance of debt or equity. The Company may choose to refinance certain portions of its short-term borrowings by issuing long-term debt in the public or private debt markets, issuing equity under its shelf registration statement filed with the SEC in September 2006, or both.

The Company continuously monitors its leverage position and coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule. The Company will continue to evaluate funding alternatives, including property divestitures, additional borrowings and the issuance of debt or equity securities to secure funds as needed.

Credit Risks    Credit risk is represented by Anadarko’s exposure to non-payment or non-performance by the Company’s customers and counterparties. Generally, non-payment or non-performance results from a customer’s or counterparty’s inability to satisfy obligations. Anadarko monitors the creditworthiness of its customers and counterparties and establishes credit limits according to the Company’s credit policies and guidelines. The Company has the ability to require cash collateral as well as letters of credit from its financial counterparties to mitigate its exposure above assigned credit thresholds. With respect to physical counterparties, the Company has the ability to require prepayments or letters of credit to offset credit exposure when necessary. The Company routinely exercises its contractual right to net realized gains against realized losses when settling with its financial counterparties, and utilizes netting agreements with physical counterparties where possible.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are fluctuations in energy prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities. The Company’s risk management policies provide for the use of commodity derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed-price physical delivery contracts. The volume of commodity derivative instruments utilized by the Company is governed by risk management policies and may vary from year to year. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements. Given the Company’s price risk management position and subjectivity to price volatility, the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or its counterparties in order to satisfy these margin requirements. For additional information see Liquidity and Capital Resources — Uses of Cash — Margin Deposits under Part I, Item II of this Form 10-Q.

For information regarding the Company’s accounting policies and additional information related to the Company’s derivative and financial instruments, see Note 1 — Summary of Significant Accounting Policies, Note 7 — Derivative Instruments and Note 8 — Debt and Interest Expense of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Energy Price Risk    The Company’s most significant market risk relates to the pricing for natural gas, crude oil and NGLs. Management expects energy prices to remain volatile and unpredictable. As energy prices decline or rise significantly, revenues and cash flow significantly decline or rise. In addition, a non-cash write-down of the Company’s oil and gas properties may be required if future oil and gas commodity prices experience a sustained significant decline. Below is a sensitivity analysis of the Company’s commodity price related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes    The Company had derivative instruments in place to reduce the price risk associated with future equity production of 829 Bcf of natural gas and 43 MMBbls of crude oil as of June 30, 2009. As of June 30, 2009, the Company had a net asset derivative position of $30 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by approximately $444 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by approximately $378 million. However, a loss or gain would be substantially offset by an increase or decrease, respectively, by the actual sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes    As of June 30, 2009, the Company had a net asset derivative position of $19 million (gains of $45 million and losses of $26 million) on derivative instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would result in a loss or gain, respectively, on these derivative instruments of approximately $10 million.

Interest Rate Risk    As of June 30, 2009, Anadarko had outstanding $1.7 billion of variable-rate debt (Midstream Subsidiary Note Payable to a Related Party) and $11.1 billion of fixed-rate debt. A 10% increase in LIBOR interest rates would increase gross interest expense, excluding gains (losses) on interest rate swap agreements, by approximately $1 million per year.

In January 2009 and December 2008, Anadarko entered into interest rate swap agreements with a combined notional principal amount of $3.0 billion, whereby the Company locked in a fixed interest rate in exchange for a floating rate indexed to the three-month LIBOR rate. The Company’s intent is to settle these positions at the earlier of the related debt issuance or the start date of the swaps.

In 2008, Anadarko entered into 18-month interest rate swaps effective March 2008, with an aggregate notional principal amount of $1.0 billion, whereby the Company pays a weighted-average fixed interest rate of 2.74% and receives a floating interest rate indexed to the three-month LIBOR rate. These swap agreements are subject to quarterly settlement.

Utilizing three-month LIBOR interest rates, a 10% increase or decrease in the three-month LIBOR interest rates would increase or decrease, respectively, the fair value of outstanding interest rate swap agreements by approximately $144 million. As of June 30, 2009, the Company had a net liability derivative position of $91 million related to interest rate swaps. For a summary of the Company’s open interest rate derivative positions, see Note 7 – Derivative Instruments of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters    The United States Environmental Protection Agency Region 8 (EPA) and the United States Department of Justice (DOJ) have alleged that a number of spills at the Company’s Salt Creek and Elk Basin Fields violated provisions of the federal Clean Water Act and the facilities had inadequate Spill Prevention Control and Countermeasure (SPCC) plans and Facility Response Plans (FRP). The Company sold substantially all of Elk Basin to a third party in 2007, but the Company agreed to retain responsibility for the historical spills, SPCC and FRP issues at Elk Basin. The Company reached a settlement with the EPA and DOJ to resolve these allegations by agreeing to pay a fine of approximately $1 million, plus agreeing to perform certain preventative actions, subject to negotiating a mutually agreeable settlement agreement (Consent Decree). The Company has executed the negotiated Consent Decree. The DOJ and EPA have signed the Consent Decree, and it was published in the Federal Register for comment. The comment period closed without any comments. The Company is now awaiting final approval by the United States District Court for the District of Wyoming. In the opinion of management, the liability with respect to these actions will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Other    See Note 10 — Commitments and Contingencies — Deepwater Royalty Relief Act under Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors

Consider carefully the risk factor included below as well as those under the caption “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, together with all of the other information included in this document, in the Company’s Annual Report on Form 10-K and in the Company’s other public filings, press releases and discussions with Company management.

We may incur substantial environmental and other costs arising from Kerr-McGee’s former chemical business.

Prior to its acquisition by Anadarko, Kerr-McGee, through an initial public offering, spun off its chemical manufacturing business to a newly created and separate company, Tronox Incorporated, or Tronox. Under the terms of a Master Separation Agreement, or the MSA, Kerr-McGee agreed to reimburse Tronox for certain qualifying environmental remediation costs, subject to certain limitations and conditions and up to a maximum aggregate reimbursement of $100 million. However, Kerr-McGee could be subject to liability for costs of cleaning up hazardous substance contamination attributable to the facilities and operations conveyed to Tronox if Tronox is unable to pay for those remediation costs. As a result of the acquisition of Kerr-McGee, we will be responsible to provide reimbursements to Tronox pursuant to the MSA, and we may be subject to potential liability, as the successor-in-interest to Kerr-McGee, if Tronox is unable to perform certain remediation obligations.

In January 2009, Tronox and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In connection with its bankruptcy proceeding, Tronox filed a lawsuit against Anadarko and Kerr-McGee, alleging, among other things, that Tronox was undercapitalized at the time that it was spun off from Kerr-McGee and that Tronox was not provided with sufficient financial resources to resolve the environmental liabilities associated with its chemical manufacturing business. Tronox seeks, among other things, to recover damages from Kerr-McGee and Anadarko sufficient to compensate Tronox for adverse consequences arising from the alleged underfunding of Tronox at the time it was spun off from Kerr-McGee. The United States has filed a motion to intervene in the Tronox lawsuit, asserting that it has an independent cause of action against Anadarko, Kerr-McGee and Tronox under the Federal Debt Collection Procedures Act relating primarily to environmental cleanup obligations allegedly owed to it by Tronox. The United States has indicated that it is not asserting any rights to an additional recovery beyond the recovery sought by Tronox against Anadarko and Kerr-McGee.

In addition, certain securities class action complaints have been filed on behalf of purchasers of Tronox common stock against Kerr-McGee, Anadarko and various former officers and directors of Kerr-McGee and Tronox. We are evaluating the Tronox, United States and securities class action claims and are currently unable to estimate the amount of any potential liabilities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2009.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1-30	9,745	$41.31	—
May 1-31	3,626	$46.07	—
June 1-30	3,307	$49.78	—

Second Quarter 2009	16,678	$44.03	—	$4,400,000,000

(1)

During the second quarter of 2009, no shares were purchased under the Company’s share repurchase program. During the second quarter of 2009, 16,678 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

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

Limitations Upon the Payment of Dividends    See Liquidity and Capital Resources—Uses of Cash—Dividends under Part I, Item 2 of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 19, 2009, the Company held its Annual Meeting of Stockholders. The following table presents the voting results for the items that were presented for stockholder approval:

		For	Against	Abstained
(a)	Election of Class II Directors: *
	Robert J. Allison, Jr.	376,909,498	8,505,037	4,331,317
	Peter J. Fluor	367,343,783	18,090,249	4,311,822
	John W. Poduska, Sr.	240,925,210	144,287,989	4,532,654
	Paula Rosput Reynolds	271,896,719	113,206,631	4,642,254

(b)	Ratification of the appointment of KPMG LLP as the independent auditors for 2009	379,913,999	5,612,367	4,219,487

(c)	Approval of an amendment to the Company’s Restated Certificate of Incorporation, as amended, to provide for the annual election of directors	382,106,052	3,272,295	4,367,507

(d)	Stockholder Proposal – Amendment to Non-Discrimination Policy	112,209,909	183,167,294	43,521,368

*	The other incumbent directors whose term of office continued were as follows: Larry Barcus, John R. Butler, Jr., Luke R. Corbett, H. Paulett Eberhart, John R. Gordon and James T. Hackett.

All four nominated directors were elected, the appointment of the independent auditors was ratified and the amendment to the Company’s Restated Certificate of Incorporation was approved. The non-binding stockholder proposal under Item (d) did not pass.

For additional information on these proposals, see the Company’s definitive proxy statement filed with the SEC on March 27, 2009.

Item 6.  Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith or designated by asterisks (**) and are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Original Filed Exhibit	File Number

3(a)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009	3.3 to Form 8-K dated May 21, 2009	1-8968

(b)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 21, 2009	3.4 to Form 8-K dated May 21, 2009	1-8968

4(a)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A.	4.1 to Form 8-K dated September 19, 2006	1-8968

(b)	Officers’ Certificate of Anadarko Petroleum Corporation, dated June 9, 2009 establishing the 5.75% Senior Notes due 2014, the 6.95% Senior Notes due 2019 and the 7.95% Senior Notes due 2039	4.1 to Form 8-K dated June 12, 2009	1-8968

(c)	Form of 5.75% Senior Notes due 2014	4.2 to Form 8-K dated June 12, 2009	1-8968

(d)	Form of 6.95% Senior Notes due 2019	4.3 to Form 8-K dated June 12, 2009	1-8968

(e)	Form of 7.95% Senior Notes due 2039	4.4 to Form 8-K dated June 12, 2009	1-8968

*31(a)	Rule 13a–14(a)/15d–14(a) Certification -

Chief Executive Officer

*(b)	Rule 13a–14(a)/15d–14(a) Certification -

Chief Financial Officer

*32	Section 1350 Certifications

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION (Registrant)

August 3, 2009	By:	/s/ ROBERT G. GWIN
Robert G. Gwin
Senior Vice President, Finance and Chief Financial Officer