Form 10-Q
period 2009-09-30
ANADARKO PETROLEUM CORP
filed 2009-11-03
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of September 30, 2009 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	491,511,430

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
millions except per share amounts	2009	2008	2009	2008
Revenues and Other
Gas sales	$446	$2,395	$1,779	$5,089
Oil and condensate sales	1,252	3,217	2,634	4,911
Natural gas liquids sales	166	244	365	703
Gathering, processing and marketing sales	169	353	531	940
Gains (losses) on divestitures and other, net	50	(60)	114	270
Reversal of accrual for DWRRA dispute (Note 10)	657	—	657	—

Total	2,740	6,149	6,080	11,913

Costs and Expenses
Oil and gas operating	219	274	720	778
Oil and gas transportation and other	151	140	467	400
Exploration	224	373	813	880
Gathering, processing and marketing	151	265	469	679
General and administrative	223	216	658	619
Depreciation, depletion and amortization	909	844	2,648	2,438
Other taxes	213	424	543	1,306
Impairments	5	56	79	67

Total	2,095	2,592	6,397	7,167

Operating Income (Loss)	645	3,557	(317)	4,746

Other (Income) Expense
Interest expense	121	180	505	558
Other (income) expense, net	111	22	(339)	(4)

Total	232	202	166	554

Income (Loss) from Continuing Operations Before Income Taxes	413	3,355	(483)	4,192

Income Tax Expense (Benefit)	207	1,181	(142)	1,761

Income (Loss) from Continuing Operations	206	2,174	(341)	2,431

Income (Loss) from Discontinued Operations, net of taxes	—	1	—	58

Net Income (Loss)	206	2,175	(341)	2,489

Net Income Attributable to Noncontrolling Interests	6	10	23	15

Net Income (Loss) Attributable to Common Stockholders	$200	$2,165	$(364)	$2,474

Amounts Attributable to Common Stockholders
Income (loss) from continuing operations attributable to common stockholders	$200	$2,164	$(364)	$2,416
Income (loss) from discontinued operations, net of taxes	—	1	—	58

Net income (loss) attributable to common stockholders	$200	$2,165	$(364)	$2,474

Per Common Share (amounts attributable to common stockholders):
Income (loss) from continuing operations attributable to common stockholders – basic	$0.40	$4.59	$(0.77)	$5.11
Income (loss) from continuing operations attributable to common stockholders – diluted	$0.40	$4.58	$(0.77)	$5.10
Income (loss) from discontinued operations, net of taxes – basic	$—	$—	$—	$0.12
Income (loss) from discontinued operations, net of taxes – diluted	$—	$—	$—	$0.12
Net income (loss) attributable to common stockholders – basic	$0.40	$4.59	$(0.77)	$5.23
Net income (loss) attributable to common stockholders – diluted	$0.40	$4.58	$(0.77)	$5.22
Average Number of Common Shares Outstanding – Basic	491	466	476	467

Average Number of Common Shares Outstanding – Diluted	493	467	476	468

Dividends (per Common Share)	$0.09	$0.09	$0.27	$0.27

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

millions	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$3,586	$2,360
Accounts receivable, net of allowance:
Customers	806	791
Others	1,043	896
Other current assets	621	1,048

Total	6,056	5,095

Properties and Equipment
Cost	49,124	47,073
Less accumulated depreciation, depletion and amortization	12,421	10,026

Net properties and equipment	36,703	37,047

Other Assets	1,394	1,368

Goodwill and Other Intangible Assets	5,323	5,413

Total Assets	$49,476	$48,923

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

millions	September 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,043	$3,166
Accrued expenses	839	898
Current debt	—	1,472

Total	2,882	5,536

Long-term Debt	11,141	9,128

Midstream Subsidiary Note Payable to a Related Party	1,639	1,739

Other Long-term Liabilities
Deferred income taxes	10,174	9,974
Other	3,455	3,390

Total	13,629	13,364

Equity
Stockholders’ Equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 503.7 million and 471.6 million shares issued as of September 30, 2009 and December 31, 2008, respectively)	50	47
Paid-in capital	7,184	5,696
Retained earnings	13,684	14,179
Treasury stock (12.2 million and 11.7 million shares as of September 30, 2009 and December 31, 2008, respectively)	(703)	(686)
Accumulated other comprehensive income (loss):
Gains (losses) on derivative instruments	(101)	(118)
Foreign currency translation adjustments	—	(1)
Pension and other postretirement plans	(294)	(322)

Total	(395)	(441)

Total Stockholders’ Equity	19,820	18,795
Noncontrolling Interests	365	361

Total Equity	20,185	19,156

Commitments and Contingencies (Note 10)

Total Liabilities and Equity	$49,476	$48,923

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	$47	$5,696	$14,179	$(686)	$(441)	$18,795	$361	$19,156
Net income (loss)	—	—	(364)	—	—	(364)	23	(341)
Common stock issued	3	1,488	—	—	—	1,491	—	1,491
Dividends - common	—	—	(131)	—	—	(131)	—	(131)
Repurchase of common stock	—	—	—	(17)	—	(17)	—	(17)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	(22)	(22)
Contributions from noncontrolling interest owners	—	—	—	—	—	—	3	3
Previously deferred losses on derivative instruments	—	—	—	—	17	17	—	17
Foreign currency translation adjustments	—	—	—	—	1	1	—	1
Pension and other postretirement plans adjustments	—	—	—	—	28	28	—	28

Balance at September 30, 2009	$50	$7,184	$13,684	$(703)	$(395)	$19,820	$365	$20,185

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
millions	2009	2008	2009	2008
Net Income (Loss)	$206	$2,175	$(341)	$2,489

Other Comprehensive Income (Loss), net of taxes
Previously deferred losses on derivative instruments(1)	5	4	17	10
Foreign currency translation adjustments	1	—	1	—
Pension and other postretirement plans adjustments(2)	8	3	28	7

Total	14	7	46	17

Comprehensive Income (Loss)	220	2,182	(295)	2,506

Comprehensive Income Attributable to Noncontrolling Interests	6	10	23	15

Comprehensive Income (Loss) Attributable to Common Stockholders	$214	$2,172	$(318)	$2,491

(1)

Net of income tax benefit (expense) of $(3) million for the three months ended September 30, 2009 and 2008, and $(9) million and $(6) million for the nine months ended September 30, 2009 and 2008, respectively.

(2)

Net of income tax benefit (expense) of $(4) million and $(1) million for the three months ended September 30, 2009 and 2008, respectively, and $(16) million and $(3) million for the nine months ended September 30, 2009 and 2008, respectively.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
millions	2009	2008
Cash Flow from Operating Activities
Net income (loss)	$(341)	$2,489
Less income (loss) from discontinued operations, net of taxes	—	58
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,648	2,438
Deferred income taxes	(8)	94
Dry hole expense and impairments of unproved properties	608	637
Impairments	79	67
(Gains) losses on divestitures, net	(44)	(165)
Unrealized (gains) losses on derivatives	1,073	(277)
Reversal of accrual for DWRRA dispute (Note 10)	(657)	—
Other non-cash items	185	88
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(139)	340
Increase (decrease) in accounts payable and accrued expenses	(180)	548
Other items – net	(398)	(142)

Cash provided by (used in) operating activities – continuing operations	2,826	6,059
Cash provided by (used in) operating activities – discontinued operations	—	(4)

Net cash provided by (used in) operating activities	2,826	6,055

Cash Flow from Investing Activities
Additions to properties and equipment and dry hole costs	(2,934)	(3,354)
Divestitures of properties and equipment and other assets	113	688
Other – net	(107)	(202)

Net cash provided by (used in) investing activities	(2,928)	(2,868)

Cash Flow from Financing Activities
Borrowings, net of issuance costs	1,975	—
Borrowings from affiliates, net of issuance costs	—	1
Repayments of debt	(1,470)	(1,737)
Repayments on midstream subsidiary note payable	(100)	(330)
Increase (decrease) in accounts payable, banks	(270)	19
Dividends paid	(131)	(129)
Settlement of derivatives with a financing element	—	3
Repurchase of common stock	(17)	(619)
Repurchase and retirement of preferred stock	—	(45)
Issuance of common stock	1,360	19
Sale of subsidiary interests	—	347
Distributions to noncontrolling interest owners	(22)	(3)
Contributions from noncontrolling interest owners	3	—

Net cash provided by (used in) financing activities	1,328	(2,474)

Net Increase (Decrease) in Cash and Cash Equivalents	1,226	713

Cash and Cash Equivalents at Beginning of Period	2,360	1,268

Cash and Cash Equivalents at End of Period	$3,586	$1,981

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies

General    Anadarko Petroleum Corporation is engaged in the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also owns interests in the hard minerals business through its ownership of non-operated joint ventures and royalty arrangements. The terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2009 and December 31, 2008, the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2009 and 2008, cash flows for the nine months ended September 30, 2009 and 2008, and the consolidated statement of equity for the nine months ended September 30, 2009. Certain amounts for prior periods have been reclassified to conform to the current-period presentation.

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

Oil and Gas Properties    The Company uses the successful efforts method of accounting for oil and gas properties. The Company adopted the successful efforts method of accounting in the third quarter of 2007 and all periods presented reflect application of the successful efforts method of accounting.

Earnings Per Share    The Company’s basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period and include the effect of any participating securities as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units and performance-based stock awards if the inclusion of these items is dilutive. Diluted net loss per share for the nine months ended September 30, 2009, does not assume an increase in the average number of shares outstanding from future stock option exercises, unvested restricted stock or similar sources because the inclusion of shares attributable to these sources would have an anti-dilutive effect. See Note 9.

Changes in Accounting Principles    The Company adopted a new fair-value-measurement standard as of January 1, 2008. The standard defines fair value, establishes a framework for measuring fair value under existing accounting pronouncements that require fair value measurements and expands fair-value-measurement disclosures. The Company elected to implement the standard with the one-year deferral permitted for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items recognized or disclosed at fair value on a recurring basis (at least annually). The deferral period ended on January 1, 2009. Accordingly, the Company now applies the fair-value framework to nonfinancial assets and nonfinancial liabilities initially measured at fair value, such as assets acquired in a business combination; impaired long-lived assets (asset groups); intangible assets and goodwill; and initial recognition of asset retirement obligations and exit or disposal costs.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies (Continued)

The Company adopted new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of subsidiaries, effective January 1, 2009. Specifically, these standards require the recognition of noncontrolling interests (formerly referred to as minority interests) as a component of total equity. Prior to January 1, 2009, the share of a subsidiary’s net assets allocable to minority interest investors was reported outside of equity. Included in noncontrolling interests is approximately $90 million that will be transferred to paid-in capital if and when the Western Gas Partners, LP subordinated units convert to common units. These standards also establish a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Dispositions of subsidiary stock are now required to be accounted for as equity transactions. Finally, consolidated net income and comprehensive income are presented to include amounts attributable to both the parent and noncontrolling interests. All prior periods have been conformed to the current-year presentation.

The Company adopted a new standard for its derivative instruments and hedging activities, effective January 1, 2009. The standard does not change the Company’s accounting for derivatives, but requires enhanced disclosures regarding the Company’s methodology and purpose for entering into derivative instruments, accounting for derivative instruments and related hedged items (if any), and the impact of derivative instruments on the Company’s consolidated financial position, results of operations and cash flows. See Note 7.

The Company adopted a new accounting standard for business combinations, effective January 1, 2009. The standard applies prospectively to the Company for future business combinations. The standard expands the definition of what qualifies as a business, thereby increasing the scope of transactions that qualify as business combinations. Furthermore, under the standard, changes in estimates of income tax liabilities existing at the date of, or arising in connection with, past business combinations are accounted for as adjustments to current period income as opposed to adjustments to goodwill. The adoption of the standard had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted a new standard on determining whether instruments granted in share-based payment transactions constitute participating securities. This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore included in the allocation of earnings for purposes of computing EPS. Unvested share-based payment awards, whether paid or unpaid, that contain nonforfeitable rights to dividends or dividend equivalents constitute participating securities and are included in the computation of EPS. The Company’s restricted stock awards and restricted stock units contain nonforfeitable rights to dividends, thereby qualifying these instruments as participating securities and requiring the underlying securities to be taken into account for purposes of computing EPS. However, because the Company’s restricted stock awards and restricted stock units do not participate in losses, these instruments were not taken into account for purposes of calculating EPS for the nine months ended September 30, 2009. All prior periods have been conformed to the current year presentation. See Note 9.

The Company adopted a new standard on subsequent events, effective April 1, 2009. The standard defines subsequent events as either recognized subsequent events (events that provide additional evidence about conditions at the balance sheet date) or nonrecognized subsequent events (events that provide evidence about conditions that arose after the balance sheet date). Recognized subsequent events are recorded in the financial statements for the current period presented, while nonrecognized subsequent events are not. Both types of subsequent events require disclosure in the consolidated financial statements if nondisclosure of such events causes the financial statements to be misleading. The Company is also required to disclose the date through which subsequent events have been evaluated. The adoption of this standard had no impact on the financial statements of the Company. The Company has evaluated subsequent events through November 2, 2009.

During the second quarter of 2009, Anadarko adopted a standard that requires the Company to disclose the fair value of financial instruments quarterly rather than annually.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies (Continued)

During the third quarter of 2009, the Company changed its annual goodwill impairment testing date from January 1 to October 1 of each year. This change ensures the completion of the annual goodwill impairment test prior to the end of the annual reporting period, thereby aligning impairment testing procedures with year-end financial reporting. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The Company will complete its annual goodwill impairment test during the fourth quarter of 2009.

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

Recently Issued Accounting Standards Not Yet Adopted    In June 2009, the FASB issued amendments to the consolidation standard applicable to variable interest entities. The amendments significantly reduce the previously required quantitative consolidation analysis, and require ongoing reassessments of whether the Company is the primary beneficiary of a variable interest entity. This standard requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. This standard is effective for the first annual reporting period beginning after November 15, 2009. The adoption of this standard will not have an impact on the Company’s consolidated financial statements, other than the expanded disclosures.

2.  Acquisitions, Divestitures and Other

Gains (Losses) on Divestitures and Other    For the nine months ended September 30, 2008, gains (losses) on divestitures and other, net includes a net $82 million ($52 million after tax) charge related to corrections resulting from an analysis of property records after the adoption of the successful efforts method of accounting. This net amount includes a charge of $163 million related to 2007. Management concluded that this misstatement was not material to 2007 interim and annual results, nor to the 2008 period, and corrected the error in the first quarter of 2008.

3.  Inventories

The major classes of inventories, included in other current assets, are as follows:

millions	September 30, 2009	December 31, 2008
Crude oil and NGLs	$91	$89
Natural gas	69	51

Total	$160	$140

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Properties and Equipment

Suspended Exploratory Drilling Costs    The Company’s capitalized suspended well costs at September 30, 2009 and December 31, 2008 were $581 million and $279 million, respectively. The $302 million increase primarily related to drilling in the Gulf of Mexico, Ghana, Brazil and Sierra Leone. For the nine months ended September 30, 2009, $41 million of exploratory well costs previously capitalized as suspended well costs for greater than one year were charged to dry hole expense. Also, for the nine months ended September 30, 2009, $42 million of capitalized suspended well costs were reclassified to proved properties.

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

5.  Impairments

For the three and nine months ended September 30, 2009, the Company recognized impairments of $5 million and $74 million, respectively, related to certain transportation contracts included in intangible assets, due to changes in price differentials at specific locations, and also recognized impairments of zero and $5 million, respectively, related to long-lived assets due to the current economic and commodity price environment. These assets were impaired to fair value. The transportation contract impairments relate to the Marketing segment and the long-lived asset impairments relate to the Oil and Gas Exploration and Production segment.

The $74 million impairment of transportation contracts reduced the net book value of these contracts to $8 million. Fair value was determined using a discounted cash flow approach, incorporating market-based inputs. The Company determined that this represented a Level 2 fair value measurement. Amortization expense for transportation contracts for the nine months ended September 30, 2009 was $13 million.

6.  Investments

Noncontrolling Mandatorily Redeemable Interests    In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets with an aggregate fair value of approximately $2.9 billion at the time of the contribution to newly formed unconsolidated entities in exchange for noncontrolling mandatorily redeemable interests in those entities. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion. The Company accounts for its investment in these entities under the equity method of accounting. At September 30, 2009, the carrying amount of these investments was $2.79 billion, while the carrying amount of notes payable to affiliates was $2.85 billion. Anadarko has legal right of setoff and intends to net settle its obligations under each of the notes payable to the investees with the distributable value of its interest in the corresponding investee. Accordingly, the investments and the obligations are presented net on the consolidated balance sheet with the excess of the notes payable to affiliates over the aggregate investment carrying amount included in other long-term liabilities — other for all periods presented. Other income (expense) for the three and nine months ended September 30, 2009 includes interest expense on the notes payable to the investee entities of $(12) million and $(48) million, respectively, and equity in earnings from Anadarko’s investments in the investee entities of $11 million and $34 million, respectively. Other income (expense) for the three and nine months ended September 30, 2008 includes interest expense on the notes payable to the investee entities of $(27) million and $(96) million, respectively, and equity in earnings from Anadarko’s investments in the investee entities of $32 million and $106 million, respectively.

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

The accumulated other comprehensive loss balances related to commodity derivatives at September 30, 2009 and December 31, 2008, were $13 million ($8 million after tax) and $22 million ($14 million after tax), respectively. The accumulated other comprehensive loss balances related to interest rate derivatives at September 30, 2009 and December 31, 2008, were $145 million ($93 million after tax) and $163 million ($104 million after tax), respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Oil and Gas Production/Processing Derivative Activities    Below is a summary of the Company’s derivative instruments related to its oil and gas production as of September 30, 2009. The natural gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude oil prices listed below reflect a combination of NYMEX Cushing and London Brent Dated prices.

	2009	2010	2011	2012
Natural Gas
Three-Way Collars (thousand MMBtu/d)	530	1,630	420	420
Average price per MMBtu
Ceiling sold price (call)	$11.25	$8.23	$8.29	$9.04
Floor purchased price (put)	$7.50	$5.59	$6.50	$6.50
Floor sold price (put)	$5.45	$4.22	$5.00	$5.00

Fixed-Price Contracts (thousand MMBtu/d)	—	90	90	—
Average price per MMBtu	$—	$6.10	$6.17	$—

Basis Swaps (thousand MMBtu/d)	1,200	465	45	—
Price per MMBtu	$(0.85)	$(1.16)	$(1.74)	$—

MMBtu— million British thermal units

MMBtu/d— million British thermal units per day

	2009	2010	2011	2012
Crude Oil
Three-Way Collars (MBbls/d)	48	110	3	2
Average price per barrel
Ceiling sold price (call)	$87.04	$87.65	$86.00	$92.50
Floor purchased price (put)	$52.51	$63.37	$50.00	$50.00
Floor sold price (put)	$37.51	$48.37	$35.00	$35.00

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

Marketing and Trading Derivative Activities    In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and derivative transactions entered into to reduce commodity price risk associated with certain physical product sales. At September 30, 2009 and December 31, 2008, the Company had outstanding physical transactions for 57 billion cubic feet (Bcf) and 51 Bcf, respectively, offset by derivative transactions for 32 Bcf and 34 Bcf, respectively, for net positions of 25 Bcf and 17 Bcf, respectively.

Interest Rate Derivatives    As discussed in Note 8, during the first nine months of 2009, Anadarko issued fixed-rate senior notes in the aggregate principal amount of $2.0 billion. In advance of certain of these debt issuances, Anadarko entered into derivative financial instruments, effectively hedging the U.S. Treasury portion of the coupon rate on a portion of this debt. These derivative instruments were settled concurrently with the associated debt issuances, resulting in a realized loss of $16 million for the nine months ended September 30, 2009, reflected in other (income) expense, net.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

As of September 30, 2009, the Company had scheduled debt maturities of approximately $3.5 billion in 2011 and 2012. In anticipation of refinancing a portion of these maturing debt obligations, in December 2008 and January 2009 Anadarko entered into interest rate swap agreements to hedge a portion of the fixed interest rate it would pay on an aggregate notional principal amount of $3.0 billion, over a reference term of either 10 years or 30 years, beginning in 2011 and 2012. The swap instruments include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period. A summary of the swaps detailing the outstanding notional principal amounts and the associated reference periods is shown in the table below.

Increases in the reference U.S. Treasury rates since contract inception have increased the value of this swap portfolio to Anadarko, the fixed-rate payor. During the second quarter of 2009, the Company revised the contractual terms of this swap portfolio to increase the weighted average interest rate it is required to pay on the $3.0 billion notional principal amount from approximately 3.25% to approximately 4.80%, and realized $552 million in cash. This realized gain was recorded to other income (expense), net for the nine months ended September 30, 2009. Unrealized losses of $131 million and $220 million were recorded to other income (expense), net for the three and nine months ended September 30, 2009, respectively, attributable to further fair value changes of this swap portfolio.

The Company’s interest rate derivative positions outstanding as of September 30, 2009, are as follows:

millions	Reference Period		Weighted–Average
Notional Principal Amount:	Start	End	Interest Rate

$750	October 2011	October 2021	4.72%
$1,250	October 2011	October 2041	4.83%
$250	October 2012	October 2022	4.91%
$750	October 2012	October 2042	4.80%

In 2008, Anadarko also entered into 18-month interest rate swaps with a notional principal amount of $1.0 billion, whereby the Company paid a fixed interest rate and received a floating interest rate indexed to the three-month LIBOR rate. These swaps expired and final settlement was made in September 2009.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Effect of Derivative Instruments – Balance Sheet    The fair value of all oil and gas and interest rate derivative instruments not designated as hedging instruments (including physical-delivery sales contracts) is included in the table below.

		Gross Asset Derivatives		Gross Liability Derivatives
millions Derivatives	Balance Sheet Classification	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Commodity	Other Current Assets	$168	$709	$(48)	$(134)
	Other Assets	8	156	(4)	(24)
	Accrued Expenses	134	—	(269)	(14)
	Other Liabilities	24	1	(201)	(28)

	Total Commodity Derivatives	334	866	(522)	(200)

Interest Rate	Other Assets	1	3	—	—
	Accrued Expenses	—	—	—	(10)
	Other Liabilities	—	—	(217)	—

Total Derivatives		$335	$869	$(739)	$(210)

Effect of Derivative Instruments – Statement of Income    The unrealized and realized gain or loss amounts and classification related to derivative instruments not designated as hedging instruments are as follows:

		Amount of Gain (Loss) Recognized
		Three Months Ended September 30		Nine Months Ended September 30
millions Derivatives	Classification of Gain (Loss) Recognized	2009	2008	2009	2008

Commodity	Gas Sales	$(151)	$859	$(302)	$397
	Oil and Condensate Sales	34	1,312	(134)	(729)
	Gathering, Processing and Marketing Sales *	(38)	30	(106)	21

Interest Rate	Other Income (Expense), net	(131)	—	316	—
	Interest Expense	—	(2)	(1)	3

Total Derivative Gain (Loss)		$(286)	$2,199	$(227)	$(308)

*	Represents the effect of marketing and trading derivative activities.

The unrealized gain or loss amounts and classification related to derivative instruments included in the table above not designated as hedging instruments are as follows:

		Amount of Unrealized Gain (Loss) Recognized
		Three Months Ended September 30		Nine Months Ended September 30
millions Derivatives	Classification of Unrealized Gain (Loss) Recognized	2009	2008	2009	2008

Commodity	Gas Sales	$(257)	$835	$(638)	$480
	Oil and Condensate Sales	34	1,505	(173)	(242)
	Gathering, Processing and Marketing Sales	(14)	29	(43)	35

Interest Rate	Other Income (Expense), net	(131)	—	(220)	—
	Interest Expense	5	(2)	10	3

Total Derivative Unrealized Gain (Loss)		$(363)	$2,367	$(1,064)	$276

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Credit Risk Considerations    The financial integrity of exchange-traded contracts are assured by NYMEX or the Intercontinental Exchange through their systems of financial safeguards and transaction guarantees and are subject to nominal credit risk. Over-the-counter traded swaps, options and futures contracts expose the Company to counterparty credit risk. The Company monitors the creditworthiness of each of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines, and assesses the impact, if any, of counterparties’ creditworthiness on fair value. The Company has the ability to require cash collateral or letters of credit to mitigate credit-risk exposure. The Company also routinely exercises its contractual right to net realized gains against realized losses when settling with its counterparties.

The Company’s net asset derivatives recorded at fair value on the balance sheet include amounts attributable to agreements entered into with financial institutions. Approximately $238 million of the Company’s $335 million gross derivative asset balance at September 30, 2009 was attributable to open positions with financial institutions. The Company has netting and setoff agreements with each of these counterparties, which permit the net settlement of these gross derivative assets against gross derivative liabilities with this same group of counterparties. As of September 30, 2009, $221 million of the Company’s $739 million gross derivative liability balance is permitted to offset the gross derivative asset balance. The table below includes the financial impact of our netting arrangements on the fair value of our outstanding derivative positions.

Certain of the Company’s derivative instruments contain provisions requiring either full or partial collateralization of the Company’s obligations, or the immediate settlement of all such obligations in the event of a downgrade in the Company’s credit rating to a level below investment grade from major credit rating agencies. The aggregate fair value of all derivative instruments with credit-risk-related contingent features for which a net liability position existed on September 30, 2009 was $275 million. This amount represents the amount that the Company would have to either collateralize or cash settle in the event the Company’s credit rating was downgraded to a level below investment grade and the credit-risk-related features of such instruments were exercised.

Fair Value    The fair value of commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The valuation of physical-delivery purchase and sale agreements, over-the-counter financial swaps and three-way collars are based on similar transactions observable in active markets or industry standard models that primarily rely on market observable inputs. Substantially all of the assumptions for industry standard models are observable in active markets throughout the full term of the instrument. Therefore, the Company categorizes these measurements as Level 2.

The following table sets forth, by level within the fair value hierarchy, the fair value of the Company’s financial assets and liabilities at September 30, 2009.

millions	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Commodity derivatives	$1	$333	$—	$(209)	$125
Interest rate derivatives	—	1	—	—	1

Total	$1	$334	$—	$(209)	$126

Liabilities:
Commodity derivatives	$(5)	$(517)	$—	$261	$(261)
Interest rate derivatives	—	(217)	—	—	(217)

Total	$(5)	$(734)	$—	$261	$(478)

(1)

Represents the impact of netting assets, liabilities and collateral with counterparties with which the right of setoff exists. Cash collateral held by counterparties from Anadarko was $97 million at September 30, 2009. Anadarko held no cash collateral from counterparties at September 30, 2009.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Debt and Interest Expense

Debt    The following table presents the outstanding debt of the Company as of September 30, 2009 and December 31, 2008.

	September 30, 2009			December 31, 2008
millions	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Current and long-term debt	$12,909	$11,141	$11,714	$12,381	$10,600	$9,592
Midstream subsidiary note payable to a related party	1,639	1,639	1,639	1,739	1,739	1,739

Total debt	$14,548	$12,780	$13,353	$14,120	$12,339	$11,331

The following table presents the debt activity of the Company for the nine months ended September 30, 2009.

millions	Activity	Principal	Carrying Value	Description
Balance as of December 31, 2008		$14,120	$12,339
First Quarter 2009
	Issuance	500	499	7.625% Senior Notes due 2014
	Issuance	600	598	8.70% Senior Notes due 2019
	Repayments	(452)	(452)	Floating Rate Notes due 2009
	Other, net	—	6	Accretion and discount amortization
Second Quarter 2009
	Issuance	275	274	5.75% Senior Notes due 2014
	Issuance	300	297	6.95% Senior Notes due 2019
	Issuance	325	324	7.95% Senior Notes due 2039
	Repayments	(968)	(968)	Floating Rate Notes due 2009
	Repayments	(52)	(52)	7.30% Notes due 2009
	Other, net	—	8	Accretion and discount amortization
Third Quarter 2009
	Repayments	(100)	(100)	Midstream Subsidiary Note Payable to a Related Party
	Other, net	—	7	Accretion and discount amortization

Balance as of September 30, 2009		$14,548	$12,780

In March 2008, the Company entered into a $1.3 billion, five-year Revolving Credit Agreement (RCA) with a syndicate of United States and foreign lenders. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. The RCA terminates in March 2013. As of September 30, 2009, the Company had no outstanding borrowings under the RCA. The Company was in compliance with existing covenants and the full amount of the RCA was available for borrowing at September 30, 2009.

See Note 6 for disclosure regarding Anadarko’s notes payable to certain investees that do not affect its reported debt balance.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Debt and Interest Expense (Continued)

Interest Expense    The following table summarizes the amounts included in interest expense.

	Three Months Ended September 30		Nine Months Ended September 30
millions	2009	2008	2009	2008

Gross interest expense –
Current debt, long-term debt and other(1)	$129	$188	$521	$574
Midstream subsidiary note payable to a related party	9	20	32	82
Capitalized interest(2)	(17)	(28)	(48)	(98)

Net interest expense	$121	$180	$505	$558

(1)	Included in the three-month and nine-month periods ended September 30, 2009, is the reversal of the $78 million liability for unpaid interest related to the DWRRA dispute. See Note 10.
(2)	Included in the nine-month period ended September 30, 2008 is additional capitalized interest related to a prior period of $16 million.

See Note 6 for disclosure regarding interest expense incurred on certain notes payable to unconsolidated affiliates which is reported in other (income) expense.

9.  Stockholders’ Equity

Common Stock    The reconciliation between basic and diluted EPS from continuing operations attributable to common stockholders is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
millions except per share amounts	2009	2008	2009	2008
Income:
Income (loss) from continuing operations attributable to common stockholders	$200	$2,164	$(364)	$2,416
Less: Distributions to participating securities	—	1	—	2
Less: Undistributed income allocated to participating securities	2	27	—	29

Basic	$198	$2,136	$(364)	$2,385

Diluted	$198	$2,136	$(364)	$2,385

Shares:
Basic
Weighted-average common shares outstanding	491	466	476	467
Dilutive effect of stock options and performance-based stock awards	2	1	—	1

Diluted	493	467	476	468

Income (loss) per common share:
Basic	$0.40	$4.59	$(0.77)	$5.11
Diluted	$0.40	$4.58	$(0.77)	$5.10

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Stockholders’ Equity (Continued)

All prior-period EPS data presented above have been adjusted retrospectively to conform to the requirements of a new accounting standard, which addresses whether instruments granted in share-based payment transactions constitute participating securities. For the nine months ended September 30, 2009, basic EPS was not impacted by the two-class method because the Company’s participating securities are not obligated to share in the losses of the Company, and diluted EPS was not impacted because the inclusion of these securities would have had an anti-dilutive effect on diluted EPS. For both the three and nine months ended September 30, 2008, basic and diluted EPS, as previously reported, decreased $0.06 and $0.04, respectively, under the two-class method.

For the three and nine months ended September 30, 2009, awards for 5.8 million and 14.1 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the inclusion of these shares would have had an anti-dilutive effect. For the three and nine months ended September 30, 2008, awards for 6.8 million and 6.9 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the inclusion of these shares would have had an anti-dilutive effect.

In May 2009, Anadarko completed a public offering of 30 million shares of common stock at $45.50 per share. After deducting the underwriting discount and other offering costs of $28 million, net proceeds to the Company were approximately $1.3 billion. Net proceeds from the offering are to be used for general corporate purposes, including capital expenditures.

For all periods presented, quarterly dividends of nine cents per share were paid to holders of common stock. As of September 30, 2009, the covenants contained in certain of the Company’s credit and lease agreements provided for a maximum debt-to-capitalization ratio of 60%. The covenants do not specifically restrict the payment of dividends; however, the impact of dividends paid on the Company’s debt-to-capitalization ratio must be considered in order to ensure covenant compliance. Based on these covenants, as of September 30, 2009, retained earnings of approximately $11.8 billion were not limited as to the payment of dividends.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Commitments and Contingencies

General    Litigation charges and adjustments of $1 million and $46 million decreased income from continuing operations before income taxes for the three and nine months ended September 30, 2009, respectively. Litigation charges and adjustments of $103 million and $109 million decreased income from continuing operations before income taxes for the three and nine months ended September 30, 2008, respectively. The Company is a defendant in a number of lawsuits and is involved in government proceedings, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Litigation    The Company is subject to various claims from its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, costs and expenses beyond the wellhead and basis for royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee Corporation (Kerr-McGee) was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee, and 117 other defendants undervalued natural gas in connection with royalty payments on production from federal and Indian lands. Based on the Company’s present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of sanctions, including treble damages and substantial monetary fines. The discovery process is ongoing. The court has entered an order whereby the case will be tried in phases. The claims against the Company have yet to be set for trial. Prior to its acquisition by Anadarko, Kerr-McGee reached a settlement with the government; however, the court permitted Mr. Wright to conduct additional discovery to test the reasonableness of the settlement. The Company believes that any additional loss is unlikely to have a material adverse effect on Anadarko’s consolidated financial position, results of operations or cash flows.

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

In January 2006, the DOI issued an order (the 2006 Order) to Kerr-McGee Oil and Gas Corporation (KMOG), a subsidiary of Kerr-McGee, to pay oil and gas royalties and accrued interest on KMOG’s deepwater Gulf of Mexico production associated with eight 1996, 1997 and 2000 leases, for which KMOG considered royalties to be suspended under the DWRRA. On March 17, 2006, KMOG filed a lawsuit styled Kerr-McGee Oil and Gas Corp. v. C. Stephen Allred, Assistant Secretary for Land & Minerals Mgt. and the Dept of the Interior (Kerr-McGee v. Allred) in the U.S. District Court for the Western District of Louisiana against the DOI for injunctive and declaratory relief with respect to the DOI’s claims for additional royalties on the eight leases listed in the 2006 Order. In May 2007, KMOG filed a motion for summary judgment with the District Court for the Western District of Louisiana which ruled in favor of KMOG in October 2007. The DOI appealed the decision to the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit). In January 2009, a three-judge Fifth Circuit panel unanimously affirmed the District Court’s ruling in favor of KMOG. At the end of March 2009, the DOI filed a petition for rehearing by the full Fifth Circuit (en banc) which was denied on April 14, 2009. The DOI filed a petition for a writ of certiorari with the U.S. Supreme Court which was denied on October 5, 2009.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Commitments and Contingencies (Continued)

The MMS issued two additional orders to Anadarko in 2008 and 2009 to pay “past-due” royalties and interest covering several deepwater Gulf of Mexico leases, including certain leases contained in the 2006 Order. Generally, the orders issued in 2008 and 2009 cover time periods not included in the 2006 Order. Anadarko has filed administrative appeals of the 2008 and 2009 orders with the MMS and the appeals are currently stayed pending a final non-appealable judgment of Kerr-McGee v. Allred. The MMS has approved Anadarko’s request to “self-bond” the appeal of the order issued in 2008 in lieu of filing a letter of credit or other surety instrument. Anadarko is awaiting a response from the MMS on its request to “self-bond” the appeal of the 2009 order.

Based on the U.S. Supreme Court’s denial of the DOI’s petition for review by the court, Anadarko reversed its $657 million accrued liability for royalties that could be owed on leases listed in the 2006 Order, similar orders to pay issued in 2008 and 2009, and other deepwater Gulf of Mexico leases with similar price threshold provisions. The Company’s accrued liability of $657 million related to royalties on production from January 2003 through September 2009, including a $165 million liability related to pre-acquisition contingencies recorded in purchase accounting. In addition, the Company reversed its $78 million accrued liability for interest on these unpaid royalty amounts, substantially all of which related to post-acquisition periods.

Guarantees and Indemnifications    Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly-owned Kerr-McGee subsidiary that held Kerr-McGee’s chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. As of September 30, 2009, the Company has a long-term liability of $95 million recorded for the remaining guarantee obligation of $95 million.

The Company also provides certain indemnifications in relation to dispositions of assets. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for potential future audit adjustments that may be imposed by the Canadian taxing authorities for tax years prior to the sale. At September 30, 2009, other long-term liabilities included a $46 million liability for this contingency. The Company believes it is probable that this remaining indemnification will be settled with the purchaser in cash.

Value Creation Plan    As a part of its employee compensation program, the Company offers an incentive compensation program that generally provides non-officer employees the opportunity to earn cash bonus awards based on the Company’s total shareholder return for the year, compared to the total shareholder return of a predetermined group of peer companies, with a possible aggregate payout range of zero to approximately $146 million. As of September 30, 2009, the Company has accrued approximately $30 million for the 2009 performance period; this amount represents the Company’s best estimate of the fair value of the liability associated with this plan at September 30, 2009.

Other    The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability (if any) with respect to these claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Anadarko is also subject to various environmental remediation and reclamation obligations arising from federal, state and local laws and regulations. As of September 30, 2009, the Company’s balance sheet included a $96 million liability for remediation and reclamation obligations. The Company continually monitors the remediation and reclamation process and the liability recorded.

In October 2009, the Company entered into an agreement to indirectly fund a portion of loans to a third party constructing a floating production, storage and offloading vessel that will be used in the Company’s Ghana operations. The Company’s commitment to fund this loan is approximately $128 million. Approximately $27 million is expected to be loaned in the fourth quarter of 2009, and the balance of $101 million in 2010. The Company previously funded $33 million in loans to this entity, under a similar agreement, which is reported as a receivable and included in other long-term assets in the consolidated balance sheet.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Income Taxes

Following is a summary of income tax expense (benefit) and effective tax rates for the three and nine months ended September 30, 2009 and September 30, 2008, respectively.

	Three Months Ended September 30		Nine Months Ended September 30
millions except percentages	2009	2008	2009	2008

Income tax expense (benefit)	$207	$1,181	$(142)	$1,761
Effective tax rate	50%	35%	29%	42%

The variance from the 35% statutory rate for the three months ended September 30, 2009 is primarily attributable to U.S. residual income tax on foreign income, the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes, changes in uncertain tax positions and other foreign taxes in excess of the federal statutory rate, partially offset by U.S. income tax benefits from investments in foreign subsidiaries, state income taxes and other items. The variance from the 35% statutory rate for the nine months ended September 30, 2009 is primarily attributable to the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of the federal statutory rate, U.S. residual income tax on foreign income, partially offset by benefits associated with changes in uncertain tax positions, state income taxes, including a change in the state income tax rate expected to be in effect at the time the Company’s deferred state income tax liability is expected to be settled or realized, and U.S. income tax benefits from investments in foreign stock and other items. The variance from the 35% statutory rate for the three months ended September 30, 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of the federal statutory rate, state income taxes and other items. The variance from the 35% statutory rate for the nine months ended September 30, 2008 also includes the recognition of tax expense on the Company’s subsequent divestiture in December 2008 of its 50% interest in the Peregrino field offshore Brazil in advance of the recognition of the associated gain on sale and the tax effect of the prior-period book income correction recorded in the first quarter of 2008.

12.  Statements of Cash Flows Supplemental Information

The following table presents amounts of cash paid for interest (net of amounts capitalized) and income taxes, including amounts related to discontinued operations, and non-cash transactions.

	Nine Months Ended September 30
millions	2009	2008
Cash paid:
Interest	$593	$619
Income taxes(1)	$145	$823
Non-cash investing activities:
Fair value of properties and equipment received in non-cash exchange transactions	$39	$108

(1)	Includes $567 million of federal income tax refunds received during the nine months ended September 30, 2008.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Segment Information

Anadarko’s primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed because of the nature of their products and services, as well as unique technology, distribution and marketing requirements. The Company’s three operating segments are oil and gas exploration and production, midstream, and marketing. The exploration and production segment explores for and produces natural gas, crude oil, condensate and NGLs. The midstream segment engages in gathering, processing, treating and transporting Anadarko’s and third-party oil and gas production. The marketing segment sells most of Anadarko’s production, as well as production purchased.

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

Adjusted EBITDAX may not be comparable to similarly titled measures used by other companies. Therefore, Anadarko’s consolidated Adjusted EBITDAX should be considered in conjunction with income (loss) from continuing operations attributable to common stockholders and other performance measures, such as operating income or cash flow from operating activities. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) from continuing operations before income taxes.

	Three Months Ended September 30		Nine Months Ended September 30
millions	2009	2008	2009	2008
Income (loss) from continuing operations before income taxes	$413	$3,355	$(483)	$4,192
Exploration expense	224	373	813	880
Depreciation, depletion and amortization expense	909	844	2,648	2,438
Impairments	5	56	79	67
Interest expense	121	180	505	558
Less: Net income attributable to noncontrolling interests	6	10	23	15

Consolidated Adjusted EBITDAX	$1,666	$4,798	$3,539	$8,120

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

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total

Three Months Ended September 30, 2009:

Sales revenues	$973	$49	$1,011	$—	$2,033
Intersegment revenues	835	178	(931)	(82)	—
Gains (losses) on divestitures and other, net	27	(1)	—	24	50
Reversal of accrual for DWRRA dispute	657	—	—	—	657

Total revenues and other	$2,492	$226	$80	$(58)	$2,740

Operating costs and expenses (1)	646	135	121	55	957
Other (income) expense, net	—	—	—	111	111
Net income attributable to noncontrolling interests	—	6	—	—	6

Total	646	141	121	166	1,074

Adjusted EBITDAX	$1,846	$85	$(41)	$(224)	$1,666

Three Months Ended September 30, 2008:

Sales revenues	$3,397	$76	$2,736	$—	$6,209
Intersegment revenues	2,355	326	(2,565)	(116)	—
Gains (losses) on divestitures and other, net	1	—	—	(61)	(60)

Total revenues and other	$5,753	$402	$171	$(177)	$6,149

Operating costs and expenses (1)	901	288	122	8	1,319
Other (income) expense, net	—	—	—	22	22
Net income attributable to noncontrolling interests	—	10	—	—	10

Total	901	298	122	30	1,351

Adjusted EBITDAX	$4,852	$104	$49	$(207)	$4,798

(1)	Operating costs and expenses exclude exploration, DD&A and impairment expenses since these expenses are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total

Nine Months Ended September 30, 2009:

Sales revenues	$1,933	$172	$3,204	$—	$5,309
Intersegment revenues	2,659	511	(2,913)	(257)	—
Gains (losses) on divestitures and other, net	41	3	—	70	114
Reversal of accrual for DWRRA dispute	657	—	—	—	657

Total revenues and other	$5,290	$686	$291	$(187)	$6,080

Operating costs and expenses (1)	1,887	423	356	191	2,857
Other (income) expense, net	—	—	—	(339)	(339)
Net income attributable to noncontrolling interests	—	23	—	—	23

Total	1,887	446	356	(148)	2,541

Adjusted EBITDAX	$3,403	$240	$(65)	$(39)	$3,539

Nine Months Ended September 30, 2008:

Sales revenues	$4,762	$219	$6,662	$—	$11,643
Intersegment revenues	5,708	911	(6,245)	(374)	—
Gains (losses) on divestitures and other, net	168	(3)	—	105	270

Total revenues and other	$10,638	$1,127	$417	$(269)	$11,913

Operating costs and expenses (1)	2,641	786	343	12	3,782
Other (income) expense, net	—	—	—	(4)	(4)
Net income attributable to noncontrolling interests	—	15	—	—	15

Total	2,641	801	343	8	3,793

Adjusted EBITDAX	$7,997	$326	$74	$(277)	$8,120

September 30, 2009:
Net properties and equipment	$32,028	$3,100	$21	$1,554	$36,703

December 31, 2008:
Net properties and equipment	$32,436	$2,987	$27	$1,597	$37,047

(1)

Operating costs and expenses exclude exploration, DD&A and impairment expenses since these expenses are excluded from Adjusted EBITDAX. Included in the Midstream segment for the nine months ended September 30, 2008 is a reduction of accrued expenses related to a prior period of $29 million.

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

During the nine months ended September 30, 2009, the Company made contributions of $133 million to its funded pension plans, $17 million to its unfunded pension plans and $14 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2009, the Company expects to contribute approximately $14 million to its funded pension plans, approximately $6 million to its unfunded pension plans and approximately $8 million to its unfunded other postretirement benefit plans.

The following table sets forth the Company’s pension and other postretirement benefit costs.

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
millions	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$13	$14	$1	$4
Interest cost	20	19	4	5
Expected return on plan assets	(17)	(19)	—	—
Amortization of actuarial loss (gain)	11	2	—	—
Amortization of prior service cost (credit)	—	—	—	—
Settlements	—	—	—	—

Net periodic benefit cost	$27	$16	$5	$9

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
millions	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$40	$41	$6	$11
Interest cost	59	58	13	15
Expected return on plan assets	(53)	(59)	—	—
Amortization of actuarial loss (gain)	36	7	(1)	—
Amortization of prior service cost (credit)	1	1	(1)	(1)
Settlements	10	—	—	—

Net periodic benefit cost	$93	$48	$17	$25

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

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Item 1, and the Risk Factors information, which is included in this report in Item 1A, as well as the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Item 8, and the Risk Factors information, which is set forth in Item 1A of the 2008 Annual Report on Form 10-K.

Overview

Anadarko Petroleum Corporation is among the world’s largest independent oil and natural gas exploration and production companies. Anadarko’s primary line of business is the exploration, development, production, gathering, processing and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company’s major areas of operations are located in the United States and Algeria, with additional activity in Brazil, China, Ghana, Indonesia, Mozambique, Sierra Leone and several other countries.

Operating Highlights

Significant operational highlights by area during the third quarter of 2009 include:

United States Onshore

•

The Company’s Rocky Mountain region achieved third-quarter production of approximately 249 thousand barrels of oil equivalent per day (MBOE/d), representing an approximate 15% increase over the third quarter of 2008.

•

The Chipeta natural gas processing plant (75% ownership interest) continued to perform better than expected with a gross average daily natural gas liquids (NGLs) production of approximately 14,000 barrels per day (Bbls/d).

•

The Company expanded its activity in the Marcellus Shale during the third quarter, spudding six operated horizontal wells and participating in eleven new horizontal wells and six completions as a non-operating partner. Anadarko holds interests in more than 630,000 gross acres in the Marcellus Shale play and operates about half of the acreage with an average working interest of 50%.

Gulf of Mexico

•	The Company announced a discovery at the Vito exploration well (20% working interest) in Mississippi Canyon Block 984 encountering more than 250 net feet of oil pay.

•

The Company successfully drilled a development well (33.75% working interest) near the Tonga West discovery as part of the Caesar/Tonga complex in the Green Canyon area. The well encountered more than 500 net feet of oil pay and will be tied back to Anadarko’s Constitution spar.

•	The Company’s Gulf of Mexico region achieved third-quarter production of approximately 162 MBOE/d, representing a 10 MBOE/d sales-volume increase over the second quarter of 2009.

International

•

The Company announced a deepwater discovery at the Venus prospect (40% working interest) in Block SL-6/07 offshore Sierra Leone encountering more than 45 net feet of hydrocarbon pay; thereby, confirming an active petroleum system in the Liberian basin.

•

The Company recently announced a success at the Mahogany-4 appraisal well (30.875% working interest in the West Cape Three Points Block) offshore Ghana, which was spud during the third quarter. The well, which is located outside the existing Jubilee Unit boundary, encountered more than 140 net feet of oil pay and expanded the potentially productive area of the Jubilee field into the West Cape Three Points Block.

•	The Company’s production at Bohai Bay in China increased 2,000 Bbl/d over the second quarter of 2009, achieving average production of approximately 47,500 Bbl/d for the third quarter.

•

The Company commenced drilling of the South Grand Lahou exploration well (50% working interest) in Block CI-105 offshore Cote d’Ivoire during the third quarter which was subsequently declared a dry hole after reaching the targeted objective.

•

The Ghanaian government formally approved the Jubilee field Phase I Plan of Development and Unitization Agreement. Jubilee remains on schedule to achieve first production during the fourth quarter of 2010.

Financial Highlights

Significant financial highlights during the third quarter of 2009 include:

•	The Company generated $1.0 billion of cash flow from operations for the third quarter and ended the quarter on September 30, 2009 with $3.6 billion of cash on hand.

•	The Company reversed its $735 million accrued liability for potential royalties and interest to be paid related to the Deepwater Royalty Relief Act (DWRRA) dispute.

The following discussion pertains to Anadarko’s financial condition, results of operations and changes in financial condition. Unless noted otherwise, the following information relates to continuing operations and any increases or decreases “for the three months ended September 30, 2009” refer to the comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008 and any increases or decreases “for the nine months ended September 30, 2009” refer to the comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil and NGLs, production volumes, the Company’s ability to discover additional oil and natural gas reserves, as well as the cost of finding reserves and costs and expenses required for continuing operations. Unless the context otherwise requires, the terms “Anadarko” or “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. Below is an index by major category of discussion including a brief description of contents:

Results of Continuing Operations

Selected Data

	Three Months Ended September 30		Nine Months Ended September 30
millions except per share amounts	2009	2008	2009	2008
Financial Results
Total revenues and other	$2,740	$6,149	$6,080	$11,913
Costs and expenses	2,095	2,592	6,397	7,167
Other (income) expense	232	202	166	554
Income tax expense (benefit)	207	1,181	(142)	1,761
Income (loss) from continuing operations attributable to common stockholders	$200	$2,164	$(364)	$2,416
Income (loss) from continuing operations per common share attributable to common stockholders – diluted	$0.40	$4.58	$(0.77)	$5.10
Average number of common shares outstanding – diluted	493	467	476	468

Operating Results
Adjusted EBITDAX(1)	$1,666	$4,798	$3,539	$8,120
Sales volumes (MMBOE)	57	51	167	154

MMBOE – million barrels of oil equivalent

(1)

See Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income (loss) from continuing operations before income taxes, which is presented in accordance with GAAP.

Financial Results

Income (Loss) from Continuing Operations Attributable to Common Stockholders    For the third quarter of 2009, Anadarko’s income from continuing operations attributable to common stockholders was $200 million or $0.40 per share (diluted). This compares to income from continuing operations attributable to common stockholders of $2.2 billion or $4.58 per share (diluted) for the third quarter of 2008. For the nine months ended September 30, 2009, Anadarko’s loss from continuing operations attributable to common stockholders was $364 million or $0.77 per share (diluted). This compares to income from continuing operations attributable to common stockholders of $2.4 billion or $5.10 per share (diluted) for the same period of 2008.

Sales Revenues

	Three Months Ended September 30		Inc/(Dec) vs. 2008	Nine Months Ended September 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008

Gas sales	$446	$2,395	(81)%	$1,779	$5,089	(65)%
Oil and condensate sales	1,252	3,217	(61)	2,634	4,911	(46)
Natural gas liquids sales	166	244	(32)	365	703	(48)
Gathering, processing and marketing sales	169	353	(52)	531	940	(44)

Total	$2,033	$6,209	(67)	$5,309	$11,643	(54)

Anadarko’s sales revenues for the three and nine months ended September 30, 2009 decreased primarily due to lower commodity prices, including the impact of losses on commodity derivatives, partially offset by increased production volumes. The Company’s sales revenues for the three months ended September 30, 2009 and 2008 include $(240) million and $2.4 billion, respectively, of net unrealized gains (losses) on derivatives. The Company’s sales revenues for the nine months ended September 30, 2009 and 2008 include $(863) million and $274 million, respectively, of net unrealized gains (losses) on derivatives. Derivatives are entered into in order to manage price risk on natural gas, crude oil and condensate, NGLs and marketing sales. Realization of these unrealized losses is expected to be substantially offset by the value realized from the actual sale of production covered by the derivative instruments.

Analysis of Oil and Gas Operations Sales Revenues

The following table provides a summary of the effects of changes in volumes, prices and derivative gains and losses on Anadarko’s sales revenues for the three and nine months ended September 30, 2009.

	Three Months Ended September 30
millions	Natural Gas	Oil and Condensate	NGLs

2008 sales revenues	$2,395	$3,217	$244
Changes associated with sales volumes	116	250	100
Changes in prices, excluding derivatives	(1,053)	(936)	(178)
Changes in realized derivative gains and losses	82	194	—
Changes in unrealized derivative gains and losses	(1,094)	(1,473)	—

2009 sales revenues	$446	$1,252	$166

	Nine Months Ended September 30
millions	Natural Gas	Oil and Condensate	NGLs

2008 sales revenues	$5,089	$4,911	$703
Changes associated with sales volumes	600	(84)	129
Changes in prices, excluding derivatives	(3,205)	(2,784)	(467)
Changes in realized derivative gains and losses	419	526	—
Changes in unrealized derivative gains and losses	(1,124)	65	—

2009 sales revenues	$1,779	$2,634	$365

The Company utilizes commodity derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas and crude oil. The impact of commodity price risk management (comprised of realized and unrealized derivative gains and losses) was a revenue decrease of $120 million during the third quarter of 2009 compared to an increase of $2.2 billion in the third quarter of 2008. The impact of commodity price risk management was a revenue decrease of $445 million during the first nine months of 2009 compared to a decrease of $331 million in the first nine months of 2008. See Energy Price Risk under Part I, Item 3 and Note 7 – Derivative Instruments of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Analysis of Oil and Gas Operations Sales Volumes

	Three Months Ended September 30		Inc/(Dec) vs. 2008	Nine Months Ended September 30		Inc/(Dec) vs. 2008
	2009	2008		2009	2008
Barrels of Oil Equivalent (MMBOE except percentages)
United States	51	44	16%	148	134	10%
Algeria	5	6	(17)	15	16	(6)
Other International	1	1	—	4	4	—

Total	57	51	12	167	154	8

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	547	473	16	541	489	11
Algeria	57	64	(11)	55	57	(4)
Other International	12	15	(20)	15	16	(6)

Total	616	552	12	611	562	9

Anadarko’s daily sales volumes for the three and nine months ended September 30, 2009 increased 64 MBOE/d and 49 MBOE/d, respectively. Volumes in the United States increased 74 MBOE/d for the three months ended September 30, 2009 primarily due to higher volumes in the Gulf of Mexico of 36 MBOE/d related to additional offshore production that came online during the fourth quarter of 2008, favorable weather conditions as compared to hurricane-related downtime experienced during the third quarter of 2008, and increased Independence Hub runtime during the current quarter as production returned to full capacity as compared to the third quarter of 2008, wherein Independence Hub experienced downtime as a result of export pipeline repair work. These items were partially offset by a decrease in production attributable to scheduled maintenance at Independence Hub. The current-quarter production increase in the United States was also attributable to higher volumes in the Rockies of 33 MBOE/d resulting from base-production increases triggered by dewatering coalbed methane wells, higher production uptime due to favorable weather, increased ethane recovery and bringing a new processing train online during the second quarter of 2009. Algerian volumes decreased 7 MBOE/d for the three months ended September 30, 2009 due to the timing of cargo liftings and variances in Organization of Petroleum Exporting Countries (OPEC) quotas. Anadarko’s daily sales volumes for the nine months ended September 30, 2009 increased primarily due to increased production in the Rockies and in the Gulf of Mexico due to the items discussed above.

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to help manage volumes and mitigate the effect of price volatility, which is likely to continue into the future.

Natural Gas Sales Volumes, Average Prices and Revenues

	Three Months Ended September 30		Inc/(Dec) vs. 2008	Nine Months Ended September 30		Inc/(Dec) vs. 2008
	2009	2008		2009	2008
			(Percentages)			(Percentages)
United States
Sales volumes — Bcf	197	183	8%	618	548	13%
MMcf/d	2,144	1,994	8	2,264	2,000	13
Price per Mcf, excluding derivatives	$3.02	$8.36	(64)	$3.37	$8.55	(61)
Realized gains (losses) on derivatives	0.54	0.13	315	0.54	(0.15)	460

	3.56	8.49	(58)	3.91	8.40	(53)
Unrealized gains (losses) on derivatives	(1.30)	4.57	(128)	(1.03)	0.89	(216)

Total	$2.26	$13.06	(83)	$2.88	$9.29	(69)
Gas sales revenues (millions)	$446	$2,395	(81)	$1,779	$5,089	(65)

Bcf – billion cubic feet

MMcf/d – million cubic feet per day

Mcf – thousand cubic feet

The Company’s daily natural gas sales volumes increased 150 MMcf/d and 264 MMcf/d, respectively, for the three and nine months ended September 30, 2009. These increases were primarily related to higher sales volumes in the Rockies of 103 MMcf/d and 176 MMcf/d, respectively, for the three and nine months ended September 30, 2009, due to positive results from base production resulting from dewatering coalbed methane wells and higher production uptime due to favorable weather. The increase in production in the Gulf of Mexico of 58 MMcf/d and 104 MMcf/d, respectively, for the three and nine months ended September 30, 2009, related to favorable weather conditions as compared to hurricane-related downtime experienced during the third quarter of 2008 and increased Independence Hub runtime during the current quarter as compared to the third quarter of 2008, wherein export pipeline repair work resulted in downtime at Independence Hub. These increases were partially offset by a decrease in production due to scheduled maintenance at Independence Hub. In general, production of natural gas is not directly affected by seasonal changes in demand.

Excluding the impact of gains and losses on derivatives, Anadarko’s average natural gas price for the three and nine months ended September 30, 2009 decreased primarily due to higher year-over-year natural gas production and storage volumes coupled with lower United States demand for natural gas. As of September 30, 2009, the Company has entered into commodity price risk management on approximately 25% of its anticipated natural gas sales volumes for the remainder of 2009, and on approximately 75% for the full year of 2010. The Company entered into commodity price risk management for the years 2011 and 2012. See Note 7 — Derivative Instruments of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Crude Oil and Condensate Sales Volumes, Average Prices and Revenues

	Three Months Ended September 30		Inc/(Dec) vs. 2008	Nine Months Ended September 30		Inc/(Dec) vs. 2008
	2009	2008		2009	2008
			(Percentages)			(Percentages)
United States
Sales volumes — MMBbls	13	9	44%	32	32	—%
MBbls/d	136	103	32	117	117	—
Price per barrel, excluding derivatives	$63.79	$114.26	(44)	$53.77	$107.89	(50)
Realized gains (losses) on derivatives	—	(15.27)	100	1.00	(11.35)	109

	63.79	98.99	(36)	54.77	96.54	(43)
Unrealized gains (losses) on derivatives	2.24	106.14	(98)	(3.82)	(2.90)	(32)

Total	$66.03	$205.13	(68)	$50.95	$93.64	(46)

Algeria
Sales volumes — MMBbls	5	6	(17)	15	16	(6)
MBbls/d	57	64	(11)	55	57	(4)
Price per barrel, excluding derivatives	$66.95	$116.55	(43)	$56.56	$114.51	(51)
Realized gains (losses) on derivatives	—	(8.39)	100	0.48	(8.20)	106

	66.95	108.16	(38)	57.04	106.31	(46)
Unrealized gains (losses) on derivatives	0.46	85.29	(99)	(4.02)	(9.92)	59

Total	$67.41	$193.45	(65)	$53.02	$96.39	(45)

Other International
Sales volumes — MMBbls	1	1	—	4	4	—
MBbls/d	12	15	(20)	15	16	(6)
Total	$65.40	$105.28	(38)	$52.24	$98.73	(47)

Total
Sales volumes — MMBbls	19	16	19	51	52	(2)
MBbls/d	205	182	13	187	190	(2)
Total price per barrel, excluding derivatives	$64.75	$114.34	(43)	$54.48	$109.10	(50)
Realized gains (losses) on derivatives	—	(11.60)	100	0.77	(9.42)	108

	64.75	102.74	(37)	55.25	99.68	(45)
Unrealized gains (losses) on derivatives	1.62	90.11	(98)	(3.58)	(4.77)	25

Total	$66.37	$192.85	(66)	$51.67	$94.91	(46)
Total oil and condensate sales revenues (millions)	$1,252	$3,217	(61)	$2,634	$4,911	(46)

MMBbls – million barrels

MBbls/d – thousand barrels per day

Anadarko’s daily crude oil and condensate sales volumes for the three and nine months ended September 30, 2009 increased 23 MBbls/d and decreased 3 MBbls/d, respectively. The increase for the three months ended September 30, 2009 was primarily related to higher crude oil sales volumes of 26 MBbls/d attributable to additional Gulf of Mexico production that came online during the fourth quarter of 2008, and favorable weather conditions as compared to the third quarter of 2008, which was marked by export pipeline repair work and other hurricane-related disruptions. The increase was offset by lower Algerian crude oil sales volumes of 7 MBbls/d in the third quarter of 2009 due to the timing of cargo liftings and variances in OPEC quotas. The decrease for the nine months ended September 30, 2009 was primarily related to lower crude oil sales volumes in the Gulf of Mexico through the second quarter of 2009 resulting from prolonged repairs of third-party infrastructure damaged during the 2008 hurricane season. Oil production is not usually affected by seasonal changes in demand.

Excluding the impact of gains and losses on derivatives, Anadarko’s average crude oil price for the three and nine months ended September 30, 2009 decreased primarily due to increased spare OPEC production capacity coupled with decreased global demand, particularly in the United States, Europe, and Japan. As of September 30, 2009, the Company has employed commodity price risk management on approximately 27% of its anticipated oil and condensate sales volumes for the remainder of 2009 and on approximately 60% for the full year of 2010. The Company entered into commodity price risk management for the years 2011 and 2012. See Note 7 – Derivative Instruments of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Natural Gas Liquids Sales Volumes, Average Prices and Revenues

	Three Months Ended September 30		Inc/(Dec) vs. 2008	Nine Months Ended September 30		Inc/(Dec) vs. 2008
	2009	2008		2009	2008
			(Percentages)			(Percentages)
United States
Sales volumes—MMBbls	5	4	25%	13	11	18%
MBbls/d	54	38	42	47	39	21
Price per barrel	$33.41	$69.30	(52)	$28.58	$65.17	(56)
Natural gas liquids sales revenues (millions)	$166	$244	(32)	$365	$703	(48)

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural gas production. The Company’s daily NGLs sales volumes for the three and nine months ended September 30, 2009 increased 16 MBbls/d and 8 MBbls/d, respectively, primarily in the Rockies due to increased ethane recovery and bringing a new processing train online during the second quarter of 2009. The average NGLs price decreased for the three and nine months ended September 30, 2009 primarily due to decreased global petrochemical demand in 2009. NGLs production is dependent upon natural gas and NGLs prices as well as the economics associated with the processing of natural gas to extract NGLs. In general, NGLs production is not affected by seasonal changes in demand.

Gathering, Processing and Marketing Margin

	Three Months Ended September 30		Inc/(Dec) vs. 2008	Nine Months Ended September 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008

Gathering, processing and marketing sales	$169	$353	(52)%	$531	$940	(44)%
Gathering, processing and marketing expenses	151	265	(43)	469	679	(31)

Margin	$18	$88	(80)	$62	$261	(76)

For the three and nine months ended September 30, 2009, gathering, processing and marketing margin decreased $70 million and $199 million, respectively. This decrease was primarily related to lower prices for natural gas, NGLs and condensate, lower margins associated with firm transportation contracts, and unrealized losses on derivatives related to gas storage due to its seasonal nature, as the margin realized on the sale of stored volumes covered by these derivative instruments will more than offset the recorded unrealized losses.

Gains (Losses) on Divestitures and Other, net

For the nine months ended September 30, 2008, gains (losses) on divestitures and other, net includes a net $82 million ($52 million after tax) charge related to corrections resulting from an analysis of property records after the adoption of the successful efforts method of accounting. This net amount includes a charge of $163 million related to 2007. Management concluded that this misstatement was not material to 2007 interim and annual results, nor to the 2008 period, and corrected the error in the first quarter of 2008.

Reversal of Accrual for DWRRA Dispute

On March 17, 2006, Kerr-McGee Oil and Gas Corp (KMOG) filed a lawsuit styled Kerr-McGee Oil and Gas Corp. v. C. Stephen Allred, Assistant Secretary for Land & Minerals Mgt. and the Dept of the Interior (Kerr-McGee v. Allred) in the U.S. District Court for the Western District of Louisiana against the Department of the Interior (DOI) for injunctive and declaratory relief with respect to the DOI’s claims for additional royalties on the eight leases listed in the order issued by the DOI in 2006. In May 2007, KMOG filed a motion for summary judgment with the District Court for the Western District of Louisiana which ruled in favor of KMOG in October 2007. The DOI appealed the decision to the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit). In January 2009, a three-judge Fifth Circuit panel unanimously affirmed the District Court’s ruling in favor of KMOG. At the end of March 2009, the DOI filed a petition for rehearing by the full Fifth Circuit (en banc) which was denied on April 14, 2009. On July 13, 2009, the DOI filed a petition for a writ of certiorari with the U.S. Supreme Court which was denied on October 5, 2009.

Based on the U.S. Supreme Court’s denial of the DOI’s petition for review by the court, Anadarko reversed its $657 million accrued liability for royalties that could be owed on leases listed in the 2006 order, similar orders to pay issued in 2008 and 2009, and other deepwater Gulf of Mexico leases with similar price threshold provisions. In addition, the Company reversed its $78 million accrued liability for unpaid interest on these amounts.

Effective October 1, 2009, royalties and interest will no longer be accrued. For more information on the DWRRA dispute, see Note 10—Commitments and Contingencies—Deepwater Royalty Relief Act of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Costs and Expenses

	Three Months Ended September 30		Inc/(Dec) vs. 2008	Nine Months Ended September 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008

Oil and gas operating	$219	$274	(20)%	$720	$778	(7)%
Oil and gas transportation and other	151	140	8	467	400	17
Exploration	224	373	(40)	813	880	(8)

For the three months ended September 30, 2009, oil and gas operating expenses decreased primarily due to lower outside-operated expense and lower surface maintenance expense, primarily in the Rockies, and decreased production handling costs in the Gulf of Mexico, partially offset by higher workover expense in the Gulf of Mexico. For the nine months ended September 30, 2009, oil and gas operating expense decreased primarily due to lower production handling expenses in the Gulf of Mexico, a decrease in surface maintenance expenses in the Rockies and a decrease in outside-operated expenses in the Rockies, Alaska and Algeria. These amounts were partially offset by increased workover and outside-operated expenses in the Gulf of Mexico and higher outside-operated expenses in the Rockies primarily associated with increased production volumes from tight gas and coalbed methane projects.

For the three and nine months ended September 30, 2009, oil and gas transportation and other expenses increased primarily due to higher third-party gas gathering and transportation costs attributable to increased production. The increase in expenses for the nine months ended September 30, 2009 was also due to higher drilling rig contract termination fees, partially offset by lower surface owner payments in the Rockies.

Exploration expense decreased by $149 million for the three months ended September 30, 2009, primarily due to a decrease in Gulf of Mexico dry hole expense of $106 million and lower non-producing leasehold amortization expense of $52 million, resulting from the acceleration of amortization expense that occurred in connection with the Company’s third-quarter 2008 exit from Trinidad, partially offset by higher other exploration expense of $16 million primarily related to termination costs incurred in connection with the Company’s third-quarter 2009 exit from Nigeria. Exploration expense decreased $67 million for the nine months ended September 30, 2009, primarily due to lower geological and geophysical expense of $64 million, primarily in Mozambique, a $57 million decrease in non-producing leasehold amortization expense, primarily in Trinidad, partially offset by an increase in dry hole expense of $28 million.

	Three Months Ended September 30		Inc/(Dec) vs. 2008	Nine Months Ended September 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008

General and administrative	$223	$216	3%	$658	$619	6%
Depreciation, depletion and amortization	909	844	8	2,648	2,438	9
Other taxes	213	424	(50)	543	1,306	(58)
Impairments	5	56	(91)	79	67	18

For the three and nine months ended September 30, 2009, general and administrative (G&A) expense increased primarily due to higher employee expenses, primarily attributable to benefit plan expense.

For the three months ended September 30, 2009, depreciation, depletion and amortization (DD&A) expense increased $65 million primarily due to a $95 million increase attributable to higher sales volumes, partially offset by lower costs of $20 million associated with acquiring, finding and developing oil and gas reserves. For the nine months ended September 30, 2009, DD&A expense increased $210 million. Approximately $194 million of this increase was due to higher sales volumes and higher costs of $15 million associated with acquiring, finding and developing oil and gas reserves.

For the three months ended September 30, 2009, other taxes decreased primarily due to lower commodity prices resulting in decreased Algerian exceptional profits tax expense of $95 million, decreased United States production and severance taxes of $90 million, and decreased Chinese windfall profits tax of approximately $21 million. For the nine months ended September 30, 2009, other taxes decreased primarily due to lower commodity prices resulting in decreased United States production and severance taxes of $353 million, decreased Algerian exceptional profits tax expense of $281 million, decreased Chinese windfall profits tax of approximately $72 million and decreased ad valorem taxes of $41 million.

Impairments for the three months ended September 30, 2009 totaled approximately $5 million, related to firm transportation contracts, and were triggered as a result of declining differentials between certain locations. Impairments for the three months ended September 30, 2008 related to $37 million of Midstream segment assets and $19 million of Oil and Gas Exploration and Production segment properties. Impairments of $74 million for the nine months ended September 30, 2009 were related to firm transportation contracts while $5 million of impairments were related to Oil and Gas Exploration and Production segment properties. Impairments for the nine months ended September 30, 2008 related to $37 million of Midstream segment assets and $30 million of Oil and Gas Exploration and Production segment properties.

Other (Income) Expense

	Three Months Ended September 30		Inc/(Dec) vs. 2008	Nine Months Ended September 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008
Interest Expense
Gross interest expense –
Current debt, long-term debt and other	$129	$188	(31)%	$521	$574	(9)%
Midstream subsidiary note payable to a related party	9	20	(55)	32	82	(61)
Capitalized interest	(17)	(28)	(39)	(48)	(98)	(51)

Net interest expense	121	180	(33)	505	558	(9)

Other (Income) Expense, net
Interest income	(3)	(13)	(77)%	(16)	(34)	(53)%
Interest rate swaps	131	—	NM	(316)	—	NM
Other	(17)	35	149	(7)	30	123

Total other (income) expense, net	111	22	(405)	(339)	(4)	8,375

Total	$232	$202	15	$166	$554	(70)

Interest Expense    For the three and nine months ended September 30, 2009, Anadarko’s gross interest expense decreased primarily due to the reversal of $78 million of previously accrued interest expense related to the DWRRA dispute.

Other (Income) Expense, net    For the three months ended September 30, 2009, total other expense increased $89 million due to unrealized losses on interest rate swaps of $131 million recorded in 2009 and legal and environmental accruals of approximately $40 million in 2008. For the nine months ended September 30, 2009, total other income increased $335 million primarily related to net realized gains on interest rate swaps of $536 million, partially offset by unrealized losses on interest rate swaps of $220 million.

Income Tax Expense

	Three Months Ended September 30		Nine Months Ended September 30
millions except percentages	2009	2008	2009	2008

Income tax expense (benefit)	$207	$1,181	$(142)	$1,761
Effective tax rate	50%	35%	29%	42%

For the three and nine months ended September 30, 2009, income tax expense related to continuing operations decreased 82% and 108%, respectively, primarily due to a decrease in income before income taxes.

The variance from the 35% statutory rate for the three months ended September 30, 2009 is primarily attributable to U.S. residual income tax on foreign income, the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes, changes in uncertain tax positions and other foreign taxes in excess of the federal statutory rate, partially offset by U.S. income tax benefits from investments in foreign subsidiaries, state income taxes and other items. The variance from the 35% statutory rate for the nine months ended September 30, 2009 is primarily attributable to the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of the federal statutory rate, and U.S. residual income tax on foreign income, partially offset by benefits associated with changes in uncertain tax positions, state income taxes, including a change in the state income tax rate expected to be in effect at the time the Company’s deferred state income tax liability is expected to be settled or realized, and U.S. income tax benefits from investments in foreign stock and other items. The variance from the 35% statutory rate for the three months ended September 30, 2008 is primarily attributable to the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of the federal statutory rate, state income taxes and other items. The variance from the 35% statutory rate for the nine months ended September 30, 2008 also includes the recognition of tax expense on the Company’s subsequent divestiture in December 2008 of its 50% interest in the Peregrino field offshore Brazil in advance of the recognition of the associated gain on sale and the tax effect of the prior-period book income correction recorded in the first quarter of 2008.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2009, the Company’s net income attributable to noncontrolling interests of $6 million and $23 million, respectively, primarily related to a 36.5% public ownership interest in Western Gas Partners, LP, a consolidated subsidiary of the Company.

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

Adjusted EBITDAX

	Three Months Ended September 30		Inc/(Dec) vs. 2008	Nine Months Ended September 30		Inc/(Dec) vs. 2008
millions except percentages	2009	2008		2009	2008

Income (loss) from continuing operations before income taxes	$413	$3,355	(88)%	$(483)	$4,192	(112)%
Exploration expense	224	373	(40)	813	880	(8)
Depreciation, depletion and amortization expense	909	844	8	2,648	2,438	9
Impairments	5	56	(91)	79	67	18
Interest expense	121	180	(33)	505	558	(9)
Less: Net income attributable to noncontrolling interests	6	10	(40)	23	15	53

Consolidated Adjusted EBITDAX	$1,666	$4,798	(65)	$3,539	$8,120	(56)

Adjusted EBITDAX by segment
Oil and gas exploration and production	$1,846	$4,852	(62)	$3,403	$7,997	(57)
Midstream	85	104	(18)	240	326	(26)
Marketing	(41)	49	(184)	(65)	74	(188)
Other and intersegment eliminations	(224)	(207)	(8)	(39)	(277)	86

Oil and Gas Exploration and Production    The decreases in Adjusted EBITDAX for the three and nine months ended September 30, 2009 were primarily due to the impact of lower commodity prices, partially offset by the higher sales volumes and the reversal of amounts previously accrued in connection with the DWRRA dispute discussed above. The Company’s sales revenues include the impact of commodity price risk management activities (including realized and unrealized gains and losses) which decreased oil and gas revenues $120 million during the third quarter of 2009, compared to an increase of $2.2 billion during the third quarter of 2008. Of these amounts for the third quarter of 2009 and 2008, $(226) million and $2.3 billion, respectively, related to net unrealized gains (losses) on derivative instruments. For the nine months ended September 30, 2009, commodity price risk management activities decreased oil and gas revenues $445 million, compared to a decrease of $331 million during the nine months ended September 30, 2008. Of these amounts for the nine months ended September 30, 2009 and September 30, 2008, $(820) million and $239 million, respectively, related to net unrealized gains (losses) on derivative instruments.

Midstream    The decrease in Adjusted EBITDAX for the three and nine months ended September 30, 2009 resulted primarily from a decrease in revenue due to lower prices for natural gas, natural gas liquids, and condensate, partially offset by lower cost of product.

Marketing    Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. Adjusted EBITDAX for the three and nine months ended September 30, 2009 decreased primarily due to lower prices for natural gas, NGLs and condensate, lower margins associated with firm transportation contracts, and unrealized losses on derivatives related to gas storage due to its seasonal nature, as the margin realized on the sale of stored volumes covered by these derivative instruments will more than offset the recorded unrealized losses.

Other and Intersegment Eliminations    Other and intersegment eliminations consists primarily of corporate costs that are not allocated to the operating segments and income from hard minerals investments and royalties. The decrease in Adjusted EBITDAX for the three months ended September 30, 2009 was primarily due to unrealized losses related to interest rate swaps. The increase in Adjusted EBITDAX for the nine months ended September 30, 2009 was primarily due to realized and unrealized gains and losses related to interest rate swaps.

Divestitures    In April 2008, Anadarko entered into an agreement to sell a wholly owned subsidiary that owns an 18% interest in Petroritupano, S.A. (Petroritupano), a Venezuelan company owned by Anadarko, Petróleos de Venezuela, S.A. (PDVSA) and Petrobras Energía, S.A., for $200 million. The closing of this transaction was subject to customary closing conditions, including receipt of approvals by Venezuelan authorities. Anadarko was informed by the Venezuelan Ministry of Energy and Petroleum that it would not grant approval for the sale because PDVSA intends to acquire Anadarko’s interest in Petroritupano. Anadarko subsequently received a letter from Corporacion Venezolana del Petroleo, S.A. (CVP), an affiliate of PDVSA, in which CVP stated its interest in acquiring Anadarko’s equity interest in Petroritupano. At this time, Anadarko is unable to determine when the sale to CVP will be completed. Anadarko’s investment in Petroritupano is included in other assets at September 30, 2009.

Liquidity and Capital Resources

Overview    Anadarko’s primary sources of cash during the first nine months of 2009 were proceeds from the issuance of notes and common stock and cash flow from operating activities. The Company used cash primarily to fund its capital program, retire debt and pay dividends.

The downturn in the global economy, the turmoil in the financial markets and the reduced availability of capital have increased the importance of maintaining ample liquidity. The pace at which the downturn has occurred makes the evaluation of the Company’s lenders’ creditworthiness, liquidity and financial position increasingly difficult. For this reason, the Company has increased its diligence in monitoring its lenders’ funding capabilities to ascertain that its committed borrowing lines remain fully available.

The Company has in place a $1.3 billion five-year revolving credit facility (RCA), entered into in March 2008 with a syndicate of United States and foreign lenders, and as of September 30, 2009, the Company had no outstanding borrowings under its RCA. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. Anadarko was in compliance with existing covenants and the full amount of the RCA was available for borrowing at September 30, 2009.

The Company continuously monitors its leverage position and coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule. The Company will continue to evaluate funding alternatives, including property divestitures, additional borrowings and the issuance of debt or equity securities to secure funds as needed. To facilitate a potential debt or equity securities issuance, the Company has the ability to sell securities under its shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2009.

Following is a discussion of significant sources and uses of cash flows during the period. Forward-looking information related to the Company’s liquidity and capital resources are discussed in Outlook that follows.

Sources of Cash

Operating Activities    Anadarko’s cash flow from continuing operating activities during the nine months ended September 30, 2009 was $2.8 billion compared to $6.1 billion for the same period of 2008. The decrease in 2009 cash flow is primarily attributable to lower commodity prices, as well as the impact of changes in working capital items.

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

In December 2008 and January 2009, Anadarko entered into interest rate swap agreements with a combined notional principal amount of $3.0 billion. In May and June 2009, the Company revised the contractual terms of this swap portfolio to increase the weighted-average interest rate it is required to pay on the $3.0 billion notional principal amount from approximately 3.25% to approximately 4.80%, and realized $552 million in cash.

For additional information on the Company’s debt instruments, such as transactions during the period, years of maturity and interest rates, see Note 7 — Derivative Instruments and Note 8 — Debt and Interest Expense of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Financing Activities    During the nine months ended September 30, 2009, Anadarko raised a total of approximately $3.3 billion through the issuance of debt and equity as follows:

millions Date	Issuance	Net Proceeds
March 2009	7.625% Debt due 2014	$495
	8.700% Debt due 2019	593

May 2009	Equity offering	1,337

June 2009	5.75% Debt due 2014	272
	6.95% Debt due 2019	294
	7.95% Debt due 2039	321

		$3,312

Uses of Cash

Capital Expenditures    The following table shows the Company’s capital expenditures relating to continuing operations, by category.

	Nine Months Ended September 30
millions	2009	2008
Property acquisition
Exploration – unproved	$55	$243
Exploration	620	490
Development	1,897	2,208
Capitalized interest	42	95

Total oil and gas capital expenditures	2,614	3,036
Gathering, processing and marketing and other	256	433

Total capital expenditures*	$2,870	$3,469

*

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the consolidated statement of cash flows include only those capital expenditures funded with cash payments during the period.

During the nine months ended September 30, 2009, Anadarko’s capital spending decreased 17% primarily due to declines in development drilling expenditures onshore United States, property acquisition costs, and gathering and processing facilities expenditures. These declines were partially offset by an increase in exploration drilling expenditures primarily offshore United States. The mix of oil and gas capital spending reflects the Company’s available opportunities based on the near-term ranking of projects by net asset value potential.

Debt Repayments    During the first nine months of 2009, the Company retired $1.6 billion in debt, including $1.4 billion in aggregate principal amount of Floating Rate Notes due in 2009.

Margin Deposits    Both exchange and over-the-counter traded derivative instruments may be subject to margin deposit requirements. Exchange-broker margin requirements are determined by a standard industry algorithm, which requires a market-risk-based margin level be maintained on positions outstanding, from the date of trade execution through settlement. For derivatives with over-the-counter counterparties, the Company is required to provide margin deposits whenever its unrealized losses on derivative positions exceed predetermined credit limits. The Company manages its exposure to over-the-counter margin requirements through negotiated credit arrangements with counterparties, which may include collateral caps. When credit thresholds are exceeded, the Company utilizes available cash or letters of credit to satisfy margin requirements and maintains ample available committed credit facilities to meet its obligations. The Company’s working capital along with its RCA are sufficient to satisfy margin deposit requirements resulting from a significant increase in commodity prices or the entry of additional derivative positions. The Company had margin deposits outstanding and held cash collateral of $97 million and zero, respectively, at September 30, 2009. The Company had margin deposits outstanding and held cash collateral of $10 million and $3 million, respectively, at December 31, 2008.

Dividends    During the first nine months of 2009 and 2008, Anadarko paid $131 million and $128 million, respectively, in dividends to its common stockholders (nine cents per share in each of the first, second and third quarters of both 2009 and 2008). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent public company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

As of September 30, 2009, the covenants contained in certain of the Company’s credit agreements provided for a maximum debt-to-capitalization ratio of 60%. The covenants do not specifically restrict the payment of dividends; however, the impact of dividends paid on the Company’s debt-to-total capitalization ratio must be considered in order to ensure covenant compliance. Based on these covenants, as of September 30, 2009, the Company’s debt-to-capital ratio was 38.6% and retained earnings of approximately $11.8 billion were not limited as to the payment of dividends.

During the nine months ended September 30, 2008, Anadarko paid $1 million in preferred stock dividends. The preferred stock was redeemed and subsequently retired during the second quarter of 2008.

Outlook

Anadarko’s mission is to deliver a competitive and sustainable rate of return to shareholders by exploring for, acquiring and developing oil and natural gas resources vital to the world’s health and welfare. Anadarko employs the following strategy to achieve this mission:

•	identify and commercialize resources;
•	explore in high-potential, proven basins;
•	employ a global business development approach; and
•	ensure financial discipline and flexibility.

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

Anadarko’s global business development approach transfers core skills across the globe to assist in the discovery and development of world-class resources that are accretive to the Company’s performance. These resources help form an optimized global portfolio where both surface and subsurface risks are actively managed.

A strong balance sheet is essential for the development of the Company’s assets, and Anadarko is committed to disciplined investments in its businesses to manage through commodity price cycles. Maintaining financial discipline enables the Company to capitalize on the flexibility of its global portfolio, while allowing the Company to pursue new strategic and tactical growth opportunities.

The Company has an approved 2009 capital spending budget, including expensed geological and geophysical costs, of $4.0 billion to $4.5 billion. The Company has allocated approximately 65% of its capital spending to development activities, 25% to exploration activities and 10% to gas gathering and processing activities and other items. The Company expects capital spending by area to be approximately 45% for the U.S. onshore region, 20% for the Gulf of Mexico, 25% for International and Alaska and 10% for Midstream and other. The Company’s primary emphasis will be on managing near-term growth opportunities with a commitment to worldwide exploration and the continued development of large oil projects in Algeria, offshore Ghana and in the deepwater Gulf of Mexico. Anadarko believes that its expected level of cash flow and cash on hand as of September 30, 2009, and the availability under its $1.3 billion RCA will be sufficient to fund the Company’s projected operational and capital programs for the remainder of 2009.

In addition, to support 2009 cash flows, Anadarko has entered into strategic derivative positions as of September 30, 2009 on approximately 25% of its anticipated natural gas sales volumes and approximately 27% of its anticipated oil and condensate sales volumes for the remainder of 2009, and on approximately 75% of anticipated natural gas volumes and approximately 60% of its anticipated oil and condensate sales volumes for the full year of 2010. The Company entered into commodity price risk management for the years 2011 and 2012. See Note 7— Derivative Instruments of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

If capital expenditures were to exceed operating cash flow and cash on hand, funds would likely be supplemented as needed by short-term borrowings under Anadarko’s fully available $1.3 billion RCA or the issuance of debt or equity. The Company may choose to refinance certain portions of its short-term borrowings by issuing long-term debt in the public or private debt markets, issuing equity under its shelf registration statement filed with the SEC in August 2009, or both.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. These fluctuations can affect revenues and cash flow from operating, investing and financing activities. The Company’s risk management policies provide for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed-price physical delivery contracts. The volume of commodity derivative instruments utilized by the Company is governed by risk management policies and may vary from year to year. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or its counterparties in order to satisfy these margin requirements. For additional information see Liquidity and Capital Resources — Uses of Cash — Margin Deposits under Part I, Item 2 of this Form 10-Q.

For information regarding the Company’s accounting policies and additional information related to the Company’s derivative and financial instruments, see Note 1 — Summary of Significant Accounting Policies, Note 7 — Derivative Instruments and Note 8 — Debt and Interest Expense of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Energy Price Risk    The Company’s most significant market risk relates to the pricing for natural gas, crude oil and NGLs. Management expects energy prices to remain volatile and unpredictable. As energy prices decline or rise significantly, revenues and cash flow significantly decline or rise. In addition, a non-cash write-down of the Company’s oil and gas properties may be required if future oil and gas commodity prices experience a sustained, significant decline. Below is a sensitivity analysis of the Company’s commodity-price-related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes    The Company had derivative instruments in place to reduce the price risk associated with future equity production of 1 trillion cubic feet (Tcf) of natural gas and 46 MMBbls of crude oil as of September 30, 2009. As of September 30, 2009, the Company had a net liability derivative position of $193 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by approximately $547 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by approximately $496 million. However, a loss or gain would be substantially offset by an increase or decrease, respectively, in the actual sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes    As of September 30, 2009, the Company had a net asset derivative position of $5 million (gains of $40 million and losses of $35 million) on derivative instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would result in a loss or gain, respectively, on these derivative instruments of approximately $13 million.

Interest Rate Risk    As of September 30, 2009, Anadarko had outstanding $1.6 billion of variable-rate debt (Midstream Subsidiary Note Payable to a Related Party) and $11.1 billion of fixed-rate debt. A 10% increase in LIBOR interest rates would increase gross interest expense, excluding gains (losses) on interest rate swap agreements, by approximately $0.5 million per year.

In December 2008 and January 2009, Anadarko entered into interest rate swap agreements with a combined notional principal amount of $3.0 billion, whereby the Company locked in a fixed interest rate in exchange for a floating rate indexed to the three-month LIBOR rate. The Company’s intent is to settle these positions at the earlier of the related debt issuance or the start date of the swaps.

Utilizing three-month LIBOR interest rates, a 10% increase or decrease in the three-month LIBOR interest rates would increase or decrease, respectively, the fair value of outstanding interest rate swap agreements by approximately $129 million. As of September 30, 2009, the Company had a net liability derivative position of $216 million related to interest rate swaps. For a summary of the Company’s open interest rate derivative positions, see Note 7 – Derivative Instruments of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters    The United States Environmental Protection Agency Region 8 (EPA) and the United States Department of Justice (DOJ) have alleged that a number of spills at the Company’s Salt Creek and Elk Basin Fields violated provisions of the federal Clean Water Act and the facilities had inadequate Spill Prevention Control and Countermeasure (SPCC) plans and Facility Response Plans (FRP). The Company sold substantially all of Elk Basin to a third party in 2007, but the Company agreed to retain responsibility for the historical spills, SPCC and FRP issues at Elk Basin. The Company reached a settlement with the EPA and DOJ to resolve these allegations by agreeing to pay a fine of approximately $1 million, plus agreeing to perform certain preventative actions, subject to negotiating a mutually agreeable settlement agreement (Consent Decree). The Company, DOJ and EPA have executed the negotiated Consent Decree, which was approved by the United States District Court for the District of Wyoming in August 2009. The Company has paid a fine of approximately $1 million to the DOJ and has agreed to implement the agreed upon preventive actions. In the opinion of management, the liability with respect to these actions will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Other    See Note 10 — Commitments and Contingencies — Deepwater Royalty Relief Act under Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors

Consider carefully the risk factors included below as well as those under the caption “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, together with all of the other information included in this document, in the Company’s Annual Report on Form 10-K and in the Company’s other public filings, press releases and discussions with Company management.

The adoption of derivatives legislation by the U.S. Congress could have an adverse impact on our ability to hedge risks associated with our business.

Several proposals for derivative reform have been developed by committees across both the U.S. House of Representatives and the U.S. Senate. These proposals are focused on expanding Federal regulation surrounding the use of financial derivative instruments, including credit default swaps, commodity derivatives and other over-the-counter derivatives. Among the recommendations included in the proposals are the requirements for centralized clearing or settling of such derivatives as well as the expansion of collateral margin requirements for certain derivative-market participants. Depending on the ultimate form of legislation, our derivatives utilization could be adversely affected with (i) greater administrative burden, (ii) limitations on the form and use of derivatives, and (iii) expanded collateral margin requirements.

Although it is not possible at this time to predict when the U.S. Congress may act on derivatives legislation, any laws or regulations that may be adopted that subject us to additional collateral margin requirements relating to, or additional restrictions on, our trading and commodity positions could have an adverse effect on the cost of our hedging activity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2009.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1-31	187,922	$42.78	—
August 1-31	2,069	$49.90	—
September 1-30	4,992	$55.18	—

Third Quarter 2009	194,983	$43.17	—	$4,400,000,000

(1)

During the third quarter of 2009, no shares were purchased under the Company’s share repurchase program. During the third quarter of 2009, 194,983 shares purchased were related to stock received by the Company for the payment of withholding taxes due on shares issued under employee stock plans.

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

Exhibit Number	Description	Original Filed Exhibit	File Number

*18	Preferability Letter Regarding Change in Accounting
Policy relating to Goodwill

*31(a)	Rule 13a–14(a)/15d–14(a) Certification -
Chief Executive Officer

*(b)	Rule 13a–14(a)/15d–14(a) Certification -
Chief Financial Officer

*32	Section 1350 Certifications

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

November 2, 2009	By:	/s/ ROBERT G. GWIN
Robert G. Gwin
Senior Vice President, Finance and Chief Financial Officer