Form 10-Q
period 2010-03-31
ANADARKO PETROLEUM CORP
filed 2010-05-04
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of March 31, 2010 is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	494,744,305

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended March 31,
millions except per-share amounts	2010	2009
Revenues and Other
Gas sales	$1,081	$871
Oil and condensate sales	1,502	636
Natural-gas liquids sales	274	83
Gathering, processing and marketing sales	273	161
Gains (losses) on divestitures and other, net	9	45

Total	3,139	1,796

Costs and Expenses
Oil and gas operating	187	241
Oil and gas transportation and other	191	174
Exploration	155	301
Gathering, processing and marketing	183	135
General and administrative	210	209
Depreciation, depletion and amortization	981	806
Other taxes	301	150
Impairments	12	51

Total	2,220	2,067

Operating Income (Loss)	919	(271)
Other (Income) Expense
Interest expense	224	182
(Gains) losses on commodity derivatives, net	(588)	201
(Gains) losses on other derivatives, net	29	(98)
Other (income) expense, net	9	(11)

Total	(326)	274

Income (Loss) Before Income Taxes	1,245	(545)
Income Tax Expense (Benefit)	517	(214)

Net Income (Loss)	728	(331)
Net Income Attributable to Noncontrolling Interests	12	7

Net Income (Loss) Attributable to Common Stockholders	$716	$(338)

Per Common Share:
Net income (loss) attributable to common stockholders – basic	$1.44	$(0.73)
Net income (loss) attributable to common stockholders – diluted	$1.43	$(0.73)
Average Number of Common Shares Outstanding – Basic	493	460

Average Number of Common Shares Outstanding – Diluted	496	460

Dividends (per Common Share)	$0.09	$0.09

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

millions	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$3,692	$3,531
Accounts receivable, net of allowance:
Customers	1,097	1,019
Others	1,002	1,033
Other current assets	611	500

Total	6,402	6,083

Properties and Equipment
Cost	51,422	50,344
Less accumulated depreciation, depletion and amortization	14,069	13,140

Net properties and equipment	37,353	37,204
Other Assets	1,640	1,514
Goodwill and Other Intangible Assets	5,313	5,322

Total Assets	$50,708	$50,123

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,449	$2,876
Accrued expenses	972	948
Current debt	478	—

Total	3,899	3,824

Long-term Debt	11,110	11,149
Midstream Subsidiary Note Payable to a Related Party	1,349	1,599
Other Long-term Liabilities
Deferred income taxes	9,952	9,925
Other	3,273	3,211

Total	13,225	13,136

Equity
Stockholders’ Equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 507.6 million and 505.0 million shares issued as of March 31, 2010, and December 31, 2009, respectively)	51	50
Paid-in capital	7,348	7,243
Retained earnings	14,539	13,868
Treasury stock (12.8 million and 12.4 million shares as of March 31, 2010, and December 31, 2009, respectively)	(749)	(721)
Accumulated other comprehensive income (loss)	(522)	(512)

Total Stockholders’ Equity	20,667	19,928
Noncontrolling Interests	458	487

Total Equity	21,125	20,415

Commitments and Contingencies (Note 8)

Total Liabilities and Equity	$50,708	$50,123

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
millions
Balance at December 31, 2009	$50	$7,243	$13,868	$(721)	$(512)	$19,928	$487	$20,415
Net income (loss)	—	—	716	—	—	716	12	728
Common stock issued	1	105	—	—	—	106	—	106
Dividends	—	—	(45)	—	—	(45)	—	(45)
Repurchase of common stock	—	—	—	(28)	—	(28)	—	(28)
Distributions to noncontrolling interest owners and other, net	—	—	—	—	—	—	(41)	(41)
Previously deferred losses on derivative instruments	—	—	—	—	4	4	—	4
Pension and other postretirement plans adjustments	—	—	—	—	(14)	(14)	—	(14)

Balance at March 31, 2010	$51	$7,348	$14,539	$(749)	$(522)	$20,667	$458	$21,125

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended March 31,
millions	2010	2009
Net Income (Loss)	$728	$(331)

Other Comprehensive Income (Loss), net of taxes
Previously deferred losses on derivative instruments(1)	4	6
Pension and other postretirement plans adjustments:
Net gain (loss) incurred during period(2)	(25)	—
Amortization of net actuarial loss to net periodic benefit cost(3)	11	8

Total	(10)	14

Comprehensive Income (Loss)	718	(317)
Comprehensive Income Attributable to Noncontrolling Interests	12	7

Comprehensive Income (Loss) Attributable to Common Stockholders	$706	$(324)

(1)	Net of income tax benefit (expense) of $(2) million and $(3) million for the quarters ended March 31, 2010 and 2009, respectively.
(2)	Net of income tax benefit (expense) of $14 million and $0 million for the quarters ended March 31, 2010 and 2009, respectively.
(3)	Net of income tax benefit (expense) of $(6) million and $(5) million for the quarters ended March 31, 2010 and 2009, respectively.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
millions	2010	2009
Cash Flow from Operating Activities
Net income (loss)	$728	$(331)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	981	806
Deferred income taxes	154	(299)
Dry hole expense and impairments of unproved properties	113	228
Impairments	12	51
(Gains) losses on divestitures, net	(13)	(10)
Unrealized (gains) losses on derivatives	(545)	240
Other non-cash items	100	47
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(27)	256
Increase (decrease) in accounts payable and accrued expenses	(281)	(589)
Other items – net	95	134

Net cash provided by (used in) operating activities	1,317	533

Cash Flow from Investing Activities
Additions to properties and equipment and dry hole costs	(1,178)	(1,133)
Divestitures of properties and equipment and other assets	8	5
Other – net	(11)	(7)

Net cash provided by (used in) investing activities	(1,181)	(1,135)

Cash Flow from Financing Activities
Borrowings, net of issuance costs	947	1,088
Retirements of debt	(562)	(451)
Repayment of midstream subsidiary note payable to a related party	(250)	—
Increase (decrease) in accounts payable, banks	(82)	(174)
Dividends paid	(45)	(42)
Repurchase of common stock	(28)	(8)
Issuance of common stock, including tax benefit on stock option exercises	67	—
Distributions to noncontrolling interest owners	(11)	(6)

Net cash provided by (used in) financing activities	36	407

Effect of Exchange Rate Changes on Cash	(11)	—

Net Increase (Decrease) in Cash and Cash Equivalents	161	(195)
Cash and Cash Equivalents at Beginning of Period	3,531	2,360

Cash and Cash Equivalents at End of Period	$3,692	$2,165

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

General Anadarko Petroleum Corporation is engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also engages in the gathering, processing and treating of natural gas, and transporting natural gas, crude oil and NGLs. The Company also participates in the hard minerals business through its ownership of non-operated joint ventures and royalty arrangements. The terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

The accompanying financial statements and notes should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

Basis of Presentation The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of March 31, 2010, and December 31, 2009, the Consolidated Statements of Income, Comprehensive Income and Cash Flows for the quarters ended March 31, 2010, and 2009, and the Consolidated Statement of Equity for the quarter ended March 31, 2010. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

In the fourth quarter of 2009, the Company changed the manner in which gains and losses on commodity derivatives, used to economically hedge production, are presented within the Consolidated Statements of Income to provide enhanced transparency into asset operating performance. Previously, all realized and unrealized gains and losses on commodity derivatives were reported in gas sales, oil and condensate sales or NGLs sales. Gains and losses on commodity derivatives are now presented as a separate line item on the Consolidated Statements of Income. Prior periods have been reclassified to conform to this presentation. See Note 5 for disclosures regarding derivative instruments.

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

Changes in Accounting Principles Effective January 1, 2010, the Company adopted revised oil and gas reserve estimation standards. These standards allow the use of reliable technology in determining estimates of proved reserve quantities and require the use of a 12-month first-day-of-the-month average price to estimate proved reserves. Adoption of these new standards did not have a material impact on depreciation, depletion and amortization expense.

The Company adopted amendments to consolidation guidance applicable to variable interest entities, effective January 1, 2010. The revised guidance did not have an impact on the Company’s consolidated financial statements, but did result in expanded disclosures related to the Company’s maximum exposure to loss and conclusions regarding control and consolidation. See Note 4.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Inventories

The major classes of inventories, included in other current assets, are as follows:

millions	March 31, 2010	December 31, 2009
Crude oil and NGLs	$112	$142
Natural gas	37	94

Total	$149	$236

3. Properties and Equipment

Suspended Exploratory Drilling Costs The Company’s capitalized suspended well costs at March 31, 2010, and December 31, 2009, were $734 million and $579 million, respectively. The increase primarily relates to capitalization of additional costs associated with successful exploration drilling activities in Brazil and the Gulf of Mexico. For the quarter ended March 31, 2010, $2 million of exploratory well costs, previously capitalized as suspended well costs for greater than one year, were charged to dry hole expense. In addition, during the quarter ended March 31, 2010, $43 million of capitalized suspended well costs were reclassified to proved properties.

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

4. Investments

Noncontrolling Mandatorily Redeemable Interests In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets with an aggregate fair value of $2.9 billion at the time of the contribution to newly formed unconsolidated entities in exchange for noncontrolling mandatorily redeemable interests in those entities. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion. The Company accounts for its investment in these entities under the equity method of accounting. At March 31, 2010, the carrying amount of these investments was $2.8 billion, while the carrying amount of notes payable to affiliates was $2.9 billion. Anadarko has legal right of setoff and intends to net-settle its obligations under each of the notes payable to the investees with the distributable value of its interest in the corresponding investee. Accordingly, the investments and the obligations are presented net on the consolidated balance sheets with the excess of the notes payable to affiliates over the aggregate investment carrying amount reported in other long-term liabilities – other for all periods presented. Other (income) expense, net for the quarters ended March 31, 2010 and 2009, includes interest expense on the notes payable to the investee entities of $9 million and $20 million, respectively. Other (income) expense, net also includes equity in earnings from Anadarko’s investments in the investee entities of $(9) million for the quarters ended March 31, 2010 and 2009.

Investment Associated with Midstream Subsidiary Note In December 2007, Anadarko, and an entity formed by a group of unrelated third-party investors (the Investor), formed Trinity Associates LLC (Trinity), a variable interest entity. Trinity was initially capitalized with a $100 million cash contribution by Anadarko in exchange for Class A member and managing member interests in Trinity, and a $2.2 billion cash contribution by the Investor in exchange for a Class B member cumulative preferred interest. Trinity invested $100 million in a U.S. Government securities money market fund (the Fund) and loaned $2.2 billion to a wholly owned midstream subsidiary of Anadarko (Midstream Holding).

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Investments (Continued)

Trinity’s assets consist of $100 million invested in the Fund and the $1.3 billion note receivable from Midstream Holding. Trinity’s earnings, which consist primarily of interest income from the note receivable and the Fund, are allocated first to the Investor’s Class B member interest, until its cumulative preferred return is satisfied, with the remaining earnings allocated to Anadarko’s Class A member interest. These earnings-allocation provisions generally result in Anadarko receiving a minor share of Trinity’s total earnings, consistent with the relative sizes of Anadarko’s Class A and the Investor’s Class B member capital account balances. Should Trinity incur a loss, Anadarko would absorb first-dollar losses of Trinity, until its Class A member capital account in Trinity is reduced to zero.

Through its Class A member and managing member interests, Anadarko has significant influence over Trinity; therefore, Anadarko accounts for its investment in Trinity under the equity method of accounting. As of March 31, 2010, the carrying amount of Anadarko’s investment in Trinity, reported in other assets, and the Company’s maximum exposure to loss were each $100 million. Anadarko does not hold a controlling financial interest in Trinity because it does not have the power, without the Investor’s consent, to direct activities that are significant to Trinity’s economic performance. Further, Anadarko’s right to allocated Trinity earnings and its obligation to absorb first-dollar losses of Trinity, if any, do not have the potential to be significant relative to the total potential earnings and losses of Trinity.

Note Payable The principal balance owed by Midstream Holding to Trinity is described in the accompanying consolidated balance sheets as Midstream Subsidiary Note Payable to a Related Party (the Loan). The Loan has an initial maturity date of December 27, 2012, subject to renewals for additional five-year periods on market terms at the time of renewal, as approved by the Investor and Anadarko. Interest on the Loan is based on the three-month London Interbank Offered Rate (LIBOR) plus a margin. The rate in effect during the first quarter of 2010 was 1.37%. Following a sale or transfer of assets to third parties or other entities within Anadarko, Midstream Holding and/or its subsidiaries is required to repay a portion of the Loan principal. Midstream Holding may otherwise repay the Loan in whole or in part at any time prior to maturity. See Note 6 for information on repayments of the Loan during the quarter ended March 31, 2010. Midstream Holding’s obligation for principal and interest payments is guaranteed by Anadarko Petroleum Corporation. If Anadarko’s senior unsecured credit rating falls below “BB-” by Standard and Poor’s (S&P) or “Ba3” by Moody’s Investors Service (Moody’s), maturity of the Loan could be accelerated.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Derivative Instruments

Objective & Strategy The Company is exposed to commodity price and interest-rate risk, and management considers it prudent to periodically enter into derivative instruments in order to manage the Company’s exposure to cash flow variability resulting from these risks.

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

The accumulated other comprehensive loss balances related to commodity derivatives at March 31, 2010, and December 31, 2009, were $8 million ($5 million after tax) and $10 million ($7 million after tax), respectively. The accumulated other comprehensive loss balances related to interest-rate derivatives at March 31, 2010, and December 31, 2009, were $137 million ($87 million after tax) and $141 million ($89 million after tax), respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Derivative Instruments (Continued)

Oil and Gas Production/Processing Derivative Activities Below is a summary of the Company’s derivative instruments related to its oil and gas production as of March 31, 2010. The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below reflect a combination of NYMEX Cushing and London Brent Dated prices.

	2010	2011	2012
Natural Gas
Three-Way Collars (thousand MMBtu/d)	1,630	480	500
Average price per MMBtu
Ceiling sold price (call)	$8.23	$8.29	$9.03
Floor purchased price (put)	$5.59	$6.50	$6.50
Floor sold price (put)	$4.22	$5.00	$5.00
Fixed-Price Contracts (thousand MMBtu/d)	90	90	—
Average price per MMBtu	$6.10	$6.17	$—
Basis Swaps (thousand MMBtu/d)	620	45	—
Average price per MMBtu	$(0.98)	$(1.74)	$—

MMBtu— million British thermal units

MMBtu/d— million British thermal units per day

	2010	2011	2012
Crude Oil
Three-Way Collars (MBbls/d)	129	126	2
Average price per barrel
Ceiling sold price (call)	$90.73	$99.95	$92.50
Floor purchased price (put)	$64.34	$79.29	$50.00
Floor sold price (put)	$49.34	$64.29	$35.00

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

Marketing and Trading Derivative Activities In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and derivative transactions entered into to reduce commodity price risk associated with certain physical product sales. At March 31, 2010, and December 31, 2009, the Company had outstanding physical transactions related to natural gas for 40 billion cubic feet (Bcf) and 46 Bcf, respectively, offset by derivative transactions for 28 Bcf and 17 Bcf, respectively, for net positions of 12 Bcf and 29 Bcf, respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Derivative Instruments (Continued)

Interest-Rate Derivatives Anadarko entered into interest-rate swap agreements to mitigate the risk of rising interest rates on $3.0 billion of debt expected to be refinanced in 2011 and 2012, over a reference term of either 10 years or 30 years. The Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR. The swap instruments include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period.

Unrealized (gains) losses of $27 million and $(110) million on these swap agreements are reported in (gains) losses on other derivatives, net for the quarters ended March 31, 2010 and 2009, respectively. A summary of the swaps outstanding as of March 31, 2010, including the outstanding notional principal amounts and the associated reference periods, is shown in the table below.

millions except percentages	Reference Period		Weighted-Average Interest Rate
Notional Principal Amount:	Start	End
$ 750	October 2011	October 2021	4.72%
$ 1,250	October 2011	October 2041	4.83%
$ 250	October 2012	October 2022	4.91%
$ 750	October 2012	October 2042	4.80%

During the first quarter of 2009, Anadarko issued fixed-rate senior notes in the aggregate principal amount of $1.1 billion. In advance of certain of these debt issuances, Anadarko entered into derivative financial instruments, effectively hedging the U.S. Treasury portion of the coupon rate on a portion of this debt. These derivative instruments were settled concurrently with the associated debt issuances, resulting in a realized loss of $13 million for the quarter ended March 31, 2009, reflected in (gains) losses on other derivatives, net.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Derivative Instruments (Continued)

Effect of Derivative Instruments – Balance Sheet The fair value of all derivative instruments not designated as hedging instruments (including physical-delivery sales contracts) is included in the table below.

millions Derivatives	Balance Sheet Classification	Gross Derivative Assets		Gross Derivative Liabilities
		March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Commodity
	Other Current Assets	$597	$140	$(233)	$(63)
	Other Assets	276	82	(74)	(6)
	Accrued Expenses	159	195	(223)	(417)
	Other Liabilities	20	25	(41)	(52)

		1,052	442	(571)	(538)

Interest Rate and Other
	Other Assets	45	53	—	—
	Accrued Expenses	—	—	(1)	—
	Other Liabilities	—	—	(23)	(3)

		45	53	(24)	(3)

Total Derivatives		$1,097	$495	$(595)	$(541)

Effect of Derivative Instruments – Statement of Income The unrealized and realized gain or loss amounts and classification related to derivative instruments not designated as hedging instruments are as follows:

millions Derivatives	Classification of (Gain) Loss Recognized	(Gain) Loss
		Quarter Ended March 31, 2010
		Realized	Unrealized	Total
Commodity	Gathering, Processing and Marketing Sales*	$—	$(7)	$(7)
	(Gains) Losses on Commodity Derivatives, net	(21)	(567)	(588)
Interest Rate and Other	(Gains) Losses on Other Derivatives, net	—	29	29

Derivative (Gain) Loss, Net		$(21)	$(545)	$(566)

*	Represents the effect of marketing and trading derivative activities.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Derivative Instruments (Continued)

millions Derivatives	Classification of (Gain) Loss Recognized	(Gain) Loss
		Quarter Ended March 31, 2009
		Realized	Unrealized	Total
Commodity	Gathering, Processing and Marketing Sales*	$(22)	$29	$7
	(Gains) Losses on Commodity Derivatives, net	(123)	324	201
Interest Rate	(Gains) Losses on Other Derivatives, net	15	(113)	(98)

Derivative (Gain) Loss, Net		$(130)	$240	$110

*	Represents the effect of marketing and trading derivative activities.

Credit-Risk Considerations    The financial integrity of exchange-traded contracts are assured by NYMEX or the Intercontinental Exchange through their systems of financial safeguards and transaction guarantees and are subject to nominal credit risk. Over-the-counter traded swaps, options and futures contracts expose the Company to counterparty credit risk. The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines, and assesses the impact, if any, of a counterparty’s creditworthiness on fair value. The Company has the ability to require cash collateral or letters of credit to mitigate credit-risk exposure. The Company also routinely exercises its contractual right to net realized gains against realized losses when settling with its counterparties.

Included in the Company’s $1.1 billion gross derivative asset balance at March 31, 2010, is $829 million attributable to open positions with financial institutions. The Company has netting and setoff agreements with each of these counterparties, which permit the net settlement of gross derivative assets against gross derivative liabilities. As of March 31, 2010, $427 million of the Company’s $595 million gross derivative liability balance is permitted to offset the gross derivative asset balance with financial institutions. The table below includes the financial impact of the Company’s total netting arrangements.

Certain of the Company’s derivative instruments contain provisions requiring either full or partial collateralization of the Company’s obligations, or the immediate settlement of all such obligations in the event of a downgrade in the Company’s credit rating to a level below investment grade from major credit rating agencies. The aggregate fair value of all derivative instruments with credit-risk-related contingent features, for which a net liability position existed on March 31, 2010, was $50 million. This amount represents the amount that the Company would have to either collateralize or cash settle in the event the Company’s credit rating was downgraded to a level below investment grade and the credit-risk-related features of such instruments were exercised.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Derivative Instruments (Continued)

Fair Value    Fair value of futures contracts is based on inputs that represent quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. Valuations of physical-delivery purchase and sale agreements, over-the-counter financial swaps, and commodity option collars are based on similar transactions observable in active markets and industry-standard models that primarily rely on market-observable inputs. Anadarko uses the Black-Scholes model for option valuations. Inputs used in the Company’s derivative valuations include market-price curves, contract term and prices, and, for option valuations, implied market volatility and discount factors. Because substantially all of the assumptions and inputs for industry-standard models are observable in active markets throughout the full term of the instruments, the Company categorizes each of these measurements as Level 2.

The following table sets forth, by level within the fair-value hierarchy, the fair value of the Company’s derivative financial assets and liabilities.

March 31, 2010 millions	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Commodity derivatives	$4	$1,048	$—	$(486)	$566
Interest-rate and other derivatives	—	45	—	—	45

Total	$4	$1,093	$—	$(486)	$611

Liabilities:
Commodity derivatives	$(6)	$(565)	$—	$495	$(76)
Interest-rate and other derivatives	—	(24)	—	—	(24)

Total	$(6)	$(589)	$—	$495	$(100)

(1)

Represents the impact of netting assets, liabilities and collateral with counterparties where the right of setoff exists. Cash collateral held by counterparties from Anadarko was $24 million at March 31, 2010. Anadarko held $3 million of cash collateral from counterparties at March 31, 2010.

December 31, 2009 millions	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Commodity derivatives	$4	$438	$—	$(289)	$153
Interest-rate derivatives	—	53	—	—	53

Total	$4	$491	$—	$(289)	$206

Liabilities:
Commodity derivatives	$(6)	$(532)	$—	$333	$(205)
Interest-rate derivatives	—	(3)	—	—	(3)

Total	$(6)	$(535)	$—	$333	$(208)

(1)

Represents the impact of netting assets, liabilities and collateral with counterparties where the right of setoff exists. Cash collateral held by counterparties from Anadarko was $105 million at December 31, 2009. Anadarko held no cash collateral from counterparties at December 31, 2009.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Debt and Interest Expense

Debt The following table presents the outstanding debt of the Company as of March 31, 2010, and December 31, 2009. See Note 4 for disclosure regarding Anadarko’s notes payable related to its ownership of certain noncontrolling mandatorily redeemable interests that do not affect the Company’s reported debt balance or consolidated interest expense.

	March 31, 2010			December 31, 2009
millions	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Current and long-term notes and debentures	$13,131	$11,378	$12,342	$12,909	$11,149	$12,133
Midstream subsidiary note payable to a related party	1,349	1,349	1,349	1,599	1,599	1,599
WES* credit facility borrowing	210	210	210	—	—	—

Total debt	$14,690	$12,937	$13,901	$14,508	$12,748	$13,732

* Western Gas Partners, LP (WES), a consolidated subsidiary of Anadarko

The following table presents the debt activity of the Company for the quarter ended March 31, 2010.

millions	Activity	Principal	Carrying Value	Description
Balance as of December 31, 2009		$14,508	$12,748
	Issuance	750	745	6.200% Senior Notes due 2040
	WES borrowing	210	210	WES credit facility borrowing
	Retirements	(528)	(522)	Tender-offer repurchases
	Repayments	(250)	(250)	Midstream subsidiary note repayment
	Other, net	—	6	Accretion and discount amortization

Balance as of March 31, 2010		$14,690	$12,937

In March 2010, Anadarko commenced a cash tender offer for up to $1.0 billion aggregate principal amount of specified series of its outstanding debt. Pursuant to the tender-offer terms, the Company repurchased $528 million and $472 million principal amount of debt in March 2010 and April 2010, respectively, as summarized in the following table.

millions			Principal Amount
Description	Month of Repurchase	Early-Tender Premium	Repurchased	Remaining Outstanding Balance
6.750% Notes due 2011	March 2010	$34	$528	$ 422
6.875% Notes due 2011	April 2010	32	390	285
6.125% Notes due 2012	April 2010	3	38	132
5.000% Notes due 2012	April 2010	2	44	38

		$71	$1,000	$ 877

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Debt and Interest Expense (Continued)

At March 31, 2010, Anadarko was in compliance with the covenants contained in its $1.3 billion committed revolving credit agreement (RCA), available through March 2013, and the full amount of the RCA was available for borrowing.

At March 31, 2010, WES was in compliance with its $350 million senior unsecured revolving credit facility (RCF). Outstanding borrowings under the RCF, at an annual interest rate of 2.62%, were $210 million at March 31, 2010.

Interest Expense     The following table summarizes the amounts included in interest expense.

	Quarter Ended March 31,
millions	2010	2009
Gross interest expense –
Current debt, long-term debt and other	$202	$187
Midstream subsidiary note payable to a related party	7	12
(Gain) loss on early retirements of debt	40	(1)
Capitalized interest	(25)	(16)

Net interest expense	$224	$182

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stockholders’ Equity

Common Stock The reconciliation between basic and diluted earnings per share (EPS) from income attributable to common stockholders is as follows:

	Quarter Ended March 31,
millions except per-share amounts	2010	2009
Income (loss):
Income (loss) attributable to common stockholders	$716	$(338)
Less: Distributions on participating securities	—	—
Less: Undistributed income allocated to participating securities	5	—

Basic	$711	$(338)

Diluted	$711	$(338)

Shares:
Basic
Weighted-average common shares outstanding	493	460
Dilutive effect of stock options and performance-based stock awards	3	—

Diluted	496	460

Income (loss) per common share:
Basic	$1.44	$(0.73)
Diluted	$1.43	$(0.73)

For the quarters ended March 31, 2010 and 2009, 5 million and 13 million average shares, respectively, of common stock were excluded from the diluted EPS calculation because the inclusion of these shares would have had an anti-dilutive effect. For all periods presented, quarterly dividends of nine cents per share were paid to holders of common stock.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Commitments and Contingencies

General Litigation charges and adjustments of $4 million and $13 million increased earnings during the first quarter of 2010 and 2009, respectively. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Litigation The Company is subject to various claims by its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, post-production costs and expenses and royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harold E. Wright v. AGIP Company, et al. filed in September 2000 in the U.S. District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee Corporation (Kerr-McGee) was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee, and other industry defendants knowingly undervalued natural gas in connection with royalty payments on production from federal and Indian lands. Based on the Company’s present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and is vigorously asserting such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of damages, including treble damages and substantial monetary fines. The discovery process is ongoing. The claims against the Company have yet to be set for trial. The Company is currently in settlement discussions with the U.S. Government to resolve this litigation against Anadarko and Kerr-McGee, as well as any related administrative actions. Management has accrued a liability for the estimated settlement amount. The Company believes that an additional loss, in excess of the amount accrued, is unlikely to have a material adverse effect on Anadarko’s consolidated financial position, results of operations or cash flows.

Deepwater Royalty Relief Act In 1995, the United States Congress passed the Deepwater Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalties on certain federal leases located in the deep waters of the Gulf of Mexico. The Company currently owns interests in several deepwater Gulf of Mexico leases. After the passage of the DWRRA, the Minerals Management Service (MMS), an agency of the Department of the Interior (DOI), inserted price thresholds into leases issued in 1996, 1997 and 2000 that effectively eliminated the DWRRA royalty relief if these price thresholds were exceeded.

In January 2006, the DOI issued an order (the 2006 Order) to Kerr-McGee Oil and Gas Corporation (KMOG), a subsidiary of Kerr-McGee, to pay oil and gas royalties and accrued interest on KMOG’s deepwater Gulf of Mexico production associated with eight 1996, 1997 and 2000 leases, for which KMOG considered royalties to be suspended under the DWRRA. KMOG successfully appealed the 2006 Order, and the DOI’s petition for a writ of certiorari with the United States Supreme Court was denied on October 5, 2009.

The MMS issued two additional orders to Anadarko in 2008 and 2009 to pay “past-due” royalties and interest covering several deepwater Gulf of Mexico leases. Anadarko filed administrative appeals of the 2008 and 2009 orders with the MMS (which were stayed pending a final non-appealable judgment relating to the 2006 Order), and, as a result of the Supreme Court’s ruling, the MMS notified Anadarko on February 25, 2010, that the orders issued in 2008 and 2009 have been withdrawn.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Commitments and Contingencies (Continued)

Guarantees and Indemnifications Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox Incorporated (Tronox), a former wholly owned subsidiary that held Kerr-McGee’s chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental-remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. As of March 31, 2010, the Company has a $95 million liability recorded for the guarantee obligation.

The Company is guarantor for specific financial obligations of a trona mining affiliate. The investment in this entity is accounted for under the equity method. The Company has guaranteed a portion of amounts due under a term loan. The Company’s guarantee under the term loan expires in the fourth quarter of 2010, coinciding with the maturity of that agreement. The Company would be obligated to pay $15 million under the term loan if the affiliate defaulted on the obligation. No liability is recognized for this guarantee as of March 31, 2010.

The Company also provides certain indemnifications in relation to dispositions of assets. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for audit adjustments that may be imposed by the Canadian taxing authorities for tax years prior to the sale. At March 31, 2010, other long-term liabilities include a $51 million liability for this contingency. The Company believes it is probable that the remaining indemnification will be settled with the purchaser in cash.

Other The Company is obligated for 27% of the construction costs for a floating production, storage and offloading vessel (FPSO) that will be used in the Company’s Ghana operations. Construction of the FPSO is expected to be complete during the first six months of 2010, and the Company’s share of total construction costs is estimated to be approximately $224 million. At March 31, 2010, the Company has accrued a net liability of $158 million representing Anadarko’s net share of construction costs incurred to date, less amounts funded by Anadarko through loans and other payments to the contractor of $61 million. The Company’s obligation for construction costs is reported net of amounts previously funded because Anadarko has a contractual right to offset collection of the loans made by Anadarko against its construction-cost obligation.

The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability (if any) with respect to these claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state and local laws and regulations. As of March 31, 2010, the Company’s balance sheet includes a $94 million liability for remediation and reclamation obligations. The Company continually monitors the remediation and reclamation process and adjusts the liability as necessary.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Income Taxes

Following is a summary of income tax expense (benefit) and effective tax rates for the first quarters of 2010 and 2009.

	Quarter Ended March 31,
millions except percentages	2010	2009
Income tax expense (benefit)	$517	$(214)
Effective tax rate	42%	39%

The increase in the Company’s effective tax rate as compared to the 35% statutory rate for the quarter ended March 31, 2010, is primarily attributable to the accrual of the Algerian exceptional profits tax (which is non-deductible for Algerian income tax purposes), U.S. tax on foreign income inclusions and distributions, other foreign taxes in excess of the federal statutory rate, and state income taxes. This increase in the effective tax rate is partially reduced by U.S. tax on losses from foreign operations, federal manufacturing deduction and other items. The increase in the Company’s effective tax rate as compared to the 35% statutory rate for the quarter ended March 31, 2009, is primarily attributable to changes in uncertain tax positions and state income taxes, partially reduced by the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of federal statutory rates, U.S. tax on foreign income inclusions and distributions and other items.

10. Statements of Cash Flows Supplemental Information

The following table presents amounts of cash paid for interest (net of amounts capitalized) and income taxes, as well as amounts related to non-cash transactions.

	Quarter Ended March 31,
millions	2010	2009
Cash paid:
Interest	$240	$226
Income taxes	$3	$207
Non-cash investing activities:
Fair value of properties and equipment received in non-cash exchange transactions	$17	$38

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Segment Information

Anadarko’s primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences and unique technology, distribution and marketing requirements. The Company’s three reportable operating segments are oil and gas exploration and production, midstream, and marketing. The exploration and production segment explores for and produces natural gas, crude oil, condensate and NGLs. The midstream segment engages in gathering, processing, treating and transporting Anadarko and third-party oil, gas and NGLs production. The marketing segment sells most of Anadarko’s production, as well as third-party purchased volumes.

To assess the operating results of Anadarko’s segments, the chief operating decision maker analyzes income (loss) before income taxes, interest expense, exploration expense, depreciation, depletion and amortization (DD&A) expense and impairments, less net income attributable to noncontrolling interests (Adjusted EBITDAX). Anadarko’s definition of Adjusted EBITDAX excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

Adjusted EBITDAX may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with income (loss) attributable to common stockholders and other performance measures, such as operating income or cash flow from operating activities. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) before income taxes.

	Quarter Ended March 31,
millions	2010	2009
Income (loss) before income taxes	$1,245	$(545)
Exploration expense	155	301
Depreciation, depletion and amortization expense	981	806
Impairments	12	51
Interest expense	224	182
Less: Net income attributable to noncontrolling interests	12	7

Consolidated Adjusted EBITDAX	$2,605	$788

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Segment Information (Continued)

The following table presents selected financial information for Anadarko’s operating segments. Information presented below as “Other and Intersegment Eliminations” includes results from hard minerals non-operated joint ventures and royalty arrangements, operating activities that are not considered operating segments, as well as corporate, financing and certain hedging activities.

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Quarter Ended March 31, 2010:
Sales revenues	$1,521	$55	$1,554	$—	$3,130
Intersegment revenues	1,251	224	(1,377)	(98)	—
Gains (losses) on divestitures and other, net	(13)	—	—	22	9

Total revenues and other	$2,759	$279	$177	$(76)	$3,139

Operating costs and expenses (1)	748	172	120	32	1,072
(Gains) losses on commodity derivatives, net	—	—	—	(588)	(588)
(Gains) losses on other derivatives, net	—	—	—	29	29
Other (income) expense, net	—	—	—	9	9
Net income attributable to noncontrolling interests	—	12	—	—	12

Total	748	184	120	(518)	534

Adjusted EBITDAX	$2,011	$95	$57	$442	$2,605

Quarter Ended March 31, 2009:
Sales revenues	$451	$59	$1,241	$—	$1,751
Intersegment revenues	1,042	158	(1,096)	(104)	—
Gains (losses) on divestitures and other, net	10	—	—	35	45

Total revenues and other	$1,503	$217	$145	$(69)	$1,796

Operating costs and expenses (1)	597	137	116	59	909
(Gains) losses on commodity derivatives, net	—	—	—	201	201
(Gains) losses on other derivatives, net	—	—	—	(98)	(98)
Other (income) expense, net	—	—	—	(11)	(11)
Net income attributable to noncontrolling interests	—	7	—	—	7

Total	597	144	116	151	1,008

Adjusted EBITDAX	$906	$73	$29	$(220)	$788

(1)	Operating costs and expenses exclude exploration, DD&A and impairment expenses since these expenses are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Pension Plans and Other Postretirement Benefits

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

During the quarter ended March 31, 2010, the Company made contributions of $49 million to its funded pension plans, $1 million to its unfunded pension plans and $4 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2010, the Company expects to contribute approximately $45 million to its funded pension plans, approximately $18 million to its unfunded pension plans and approximately $15 million to its unfunded other postretirement benefit plans.

The following table sets forth the Company’s pension and other postretirement benefit costs.

	Pension Benefits		Other Benefits
	Quarter Ended March 31,		Quarter Ended March 31,
millions	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$17	$13	$2	$2
Interest cost	21	20	4	4
Expected return on plan assets	(21)	(18)	—	—
Amortization of actuarial loss (gain)	17	13	(1)	—
Amortization of prior service cost (credit)	1	—	—	—

Net periodic benefit cost	$35	$28	$5	$6

13. Subsequent Event

In April 2010, the Macondo exploration well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating interest, discovered hydrocarbon accumulations. An explosion occurred on the deepwater drilling rig during operations on the well, following which the drilling rig sank and hydrocarbons flowed into the Gulf of Mexico. A full response and investigation is being conducted by the operator of the well, the drilling rig owner and governmental entities. The cause of the explosion, the environmental impact and the ultimate costs associated with this event are not yet known. Contractual language between various parties associated with this well provides for indemnification in certain instances; however, any responsibilities under such indemnities are not yet known. The Company carries insurance to protect against potential financial losses occurring as a result of such events for its share of gross covered costs up to a level of approximately $710 million, less up to $60 million of deductibles. Based on its 25% non-operated interest in this well, the Company estimates its net insurance coverage will total approximately $178 million, less deductibles of $15 million. Given its role as a non-operating interest owner and due to the continuing response to the event, the Company is currently unable to estimate its potential liability for costs arising in connection with this event.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities and those statements preceded by, followed by or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about the energy market;

•	production levels;

•	reserve levels;

•	operating results;

•	competitive conditions;

•	technology;

•	the availability of capital resources, capital expenditures and other contractual obligations;

•	the supply and demand for and the price of natural gas, oil, NGLs and other products or services;

•	volatility in the commodity-futures market;

•	the weather;

•	inflation;

•	the availability of goods and services;

•	drilling risks;

•	future processing volumes and pipeline throughput;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business;

•

legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign and local environmental laws and regulations;

•	current and potential legal proceedings, environmental or other obligations arising from Tronox Incorporated (Tronox);

•	the securities, capital or credit markets;

•	our ability to repay debt;

•	the outcome of any proceedings related to the Algerian exceptional profits tax; and

•

other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in the Company’s 2009 Annual Report on Form 10-K, this Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management.

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Item 1, and the information set forth in Risk Factors under Item 1A, as well as the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Item 8, and the information set forth in Risk Factors under Item 1A of the 2009 Annual Report on Form 10-K.

OVERVIEW

Anadarko Petroleum Corporation is among the world’s largest independent oil and natural-gas exploration and production companies. Anadarko is engaged in the exploration, development, production and marketing of natural gas, crude oil, condensate and natural gas liquids (NGLs). The Company also engages in the gathering, processing and treating of natural gas and transporting natural gas, crude oil and NGLs. The Company’s operations are located in the United States, Algeria, Brazil, China, Cote d’Ivoire, Ghana, Indonesia, Mozambique, Sierra Leone and several other countries. Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

OPERATING HIGHLIGHTS

Significant operational highlights by area during the first quarter of 2010 include the following:

United States Onshore

•	The Company’s Rocky Mountain region achieved first-quarter sales volumes of 278 thousand barrels of oil equivalent per day (MBOE/d), representing a 12% increase over the fourth quarter of 2009.

•	The Company acquired more than 80,000 net acres of TXCO Resources Inc.’s assets in the Maverick basin of southwest Texas for $93 million and increased its working interest in these properties to 75%.

•

The Company entered into a joint-venture agreement which requires a third-party joint-venture partner to fund up to $1.5 billion of Anadarko’s share of future acquisition, drilling, completion, equipment and other capital expenditures to earn a 32.5% interest in Anadarko’s Marcellus shale assets, primarily located in north-central Pennsylvania.

Gulf of Mexico

•	The Company encountered approximately 600 net feet of oil pay in the successful Lucius sidetrack appraisal well (50% working interest) in Keathley Canyon block 875.

•	The Company encountered more than 600 net feet of oil pay in the successful Vito sidetrack appraisal well (20% working interest) in Mississippi Canyon block 940.

•	The Company’s Gulf of Mexico region achieved first-quarter sales volumes of 179 MBOE/d, representing a 19% increase over the fourth quarter of 2009.

International

•

The Company encountered more than 56 net feet of oil pay and 49 net feet of natural-gas condensate pay in the successful Tweneboa-2 appraisal well (18% working interest) in the Deepwater Tano License offshore Ghana.

•	The Company encountered more than 555 net feet of natural-gas pay in the successful Windjammer exploration well (43% paying interest) in the frontier Rovuma basin offshore Mozambique.

•

In April 2010, the Wahoo #1 drillstem test (30% working interest) located on block BM-C-30 in the deepwater Campos basin offshore Brazil flowed at a sustained rate of approximately 7,500 barrels of oil per day and approximately 4 million cubic feet of natural gas per day.

FINANCIAL HIGHLIGHTS

Significant financial highlights during the first quarter of 2010 include the following:

•	The Company generated $1.3 billion of cash flow from operations for the first quarter of 2010 and ended the quarter with $3.7 billion of cash on hand.

•	The Company announced that its 2010 capital expenditures are expected to be between $5.3 billion and $5.6 billion.

•	In March 2010, the Company issued $750 million of 6.200% Senior Notes due in 2040.

•

The Company commenced a $1.0 billion cash tender offer in March 2010, repurchasing $528 million and $472 million principal amount of debt in March and April, respectively. Senior notes repurchased had a weighted-average coupon rate of 6.70% and a remaining term of fifteen months.

The following discussion pertains to Anadarko’s financial  condition, results of operations and changes in financial condition. Any increases or decreases “for the quarter ended March 31, 2010” refer to the comparison of the quarter ended March 31, 2010, to the quarter ended March 31, 2009. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil and NGLs, sales volumes, the Company’s ability to discover additional oil and natural-gas reserves, as well as the cost of finding reserves and costs required for operations.

RESULTS OF OPERATIONS

Selected Data

	Quarter Ended March 31,
millions except per-share amounts	2010	2009
Financial Results
Total revenues and other(1)	$3,139	$1,796
Costs and expenses	2,220	2,067
Other (income) expense(1)	(326)	274
Income tax expense (benefit)	517	(214)
Net income (loss) attributable to common stockholders	$716	$(338)
Net income (loss) per common share attributable to common stockholders – diluted	$1.43	$(0.73)
Average number of common shares outstanding – diluted	496	460

Operating Results
Adjusted EBITDAX(2)	$2,605	$788
Sales volumes (MMBOE)	62	54

MMBOE – million barrels of oil equivalent

(1)

Commodity derivative activity previously reported in Total revenues and other, has been reclassified to Other (income) expense. See Basis of Presentation in Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)

See Operating Results—Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income (loss) before income taxes, which is presented in accordance with GAAP.

FINANCIAL RESULTS

Net Income (Loss) Attributable to Common Stockholders    For the first quarter of 2010, Anadarko’s net income attributable to common stockholders was $716 million or $1.43 per share (diluted). This compares to a net loss attributable to common stockholders of $338 million or $0.73 per share (diluted) for the first quarter of 2009.

Sales Revenues, Volumes and Prices

	Quarter Ended March 31,
millions except percentages	2010	Inc/(Dec) vs. 2009	2009
Gas sales	$1,081	24%	$871
Oil and condensate sales	1,502	136	636
Natural-gas liquids sales	274	NM	83
Gathering, processing and marketing sales	273	70	161

Total	$3,130	79	$1,751

NM – percentage change does not provide meaningful information

Anadarko’s sales revenues for the quarter ended March 31, 2010, increased compared to the quarter ended March 31, 2009, primarily due to higher commodity prices and increased production volumes, as follows:

millions	Natural Gas	Oil and Condensate	NGLs	Total
2009 sales revenues	$871	$636	$83	$1,590
Changes associated with sales volumes	29	177	52	258
Changes associated with prices	181	689	139	1,009

2010 sales revenues	$1,081	$1,502	$274	$2,857

The following table provides Anadarko’s sales volumes for the quarter ended March 31, 2010, compared to 2009.

	Quarter Ended March 31,
	2010	Inc/(Dec) vs. 2009	2009
Barrels of Oil Equivalent (MMBOE except percentages)
United States	54	14%	48
International	8	17	6

Total	62	14	54

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	603	14	529
International	83	17	71

Total	686	14	600

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see (Gains) Losses on Commodity Derivatives, net. Production of natural gas, crude oil and NGLs is usually not affected by seasonal swings in demand.

Natural-Gas Sales Volumes, Average Prices and Revenues

	Quarter Ended March 31,
	2010	Inc/(Dec) vs. 2009	2009
		(Percentages)
United States
Sales volumes — Bcf	215	3%	208
MMcf/d	2,393	3	2,315
Price per Mcf	$5.02	20	$4.18
Gas sales revenues (millions)	$1,081	24	$871

Bcf – billion cubic feet

MMcf/d – million cubic feet per day

Mcf – thousand cubic feet

The Company’s daily natural-gas sales volumes increased 78 MMcf/d for the quarter ended March 31, 2010. The increase was primarily a result of higher volumes from the Haynesville and Marcellus shale plays in the Southern Region and increased volumes in the Rockies.

The average natural-gas price Anadarko received increased for the quarter ended March 31, 2010, primarily attributable to cooler weather during the first quarter of 2010.

Crude-Oil and Condensate Sales Volumes, Average Prices and Revenues

	Quarter Ended March 31,
	2010	Inc/(Dec) vs. 2009	2009
		(Percentages)
United States
Sales volumes—MMBbls	12	35%	9
MBbls/d	139	35	103
Price per barrel	$74.98	95	$38.45
International
Sales volumes—MMBbls	8	17	6
MBbls/d	83	17	71
Price per barrel	$75.53	72	$43.92
Total
Sales volumes—MMBbls	20	28	15
MBbls/d	222	28	174
Total price per barrel	$75.18	85	$40.68
Total oil and condensate sales	$1,502	136	$636

MMBbls—million barrels

MBbls/d—thousand barrels per day

Anadarko’s daily crude-oil and condensate sales volumes increased 48 MBbls/d for the quarter ended March 31, 2010, primarily due to higher crude-oil sales volumes of 33 MBbls/d in the Gulf of Mexico due to the completion of prolonged repairs of third-party downstream infrastructure during 2009 that was damaged during the 2008 hurricane season, and additional production that came online during the second quarter of 2009. Algerian crude-oil sales volumes also increased 11 MBbls/d due to the scheduling of cargo liftings.

Anadarko’s average crude-oil price increased for the quarter ended March 31, 2010, as a result of increased global demand and weakening of the United States dollar.

Natural-Gas Liquids Sales Volumes, Average Prices and Revenues

	Quarter Ended March 31,
	2010	Inc/(Dec) vs. 2009	2009
		(Percentages)
United States
Sales volumes—MMBbls	6	62%	4
MBbls/d	65	62	40
Price per barrel	$46.64	102	$23.05
Natural-gas liquids sales revenues (millions)	$274	NM	$83

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s daily NGLs sales volumes for the quarter ended March 31, 2010, increased 25 MBbls/d. This increase was primarily in the Rockies as a result of a new processing train brought online during the second quarter of 2009, implementing new processing agreements later in 2009 and increased natural-gas production.

The average NGLs price increased for the quarter ended March 31, 2010, primarily due to increased global petrochemical demand. NGLs production is dependent upon the price of natural gas and the economics associated with the process of extracting NGLs from natural gas.

Gathering, Processing and Marketing Margin

	Quarter Ended March 31,
millions except percentages	2010	Inc/(Dec) vs. 2009	2009
Gathering, processing and marketing sales	$273	70%	$161
Gathering, processing and marketing expenses	183	36	135

Margin	$90	NM	$26

For the quarter ended March 31, 2010, gathering, processing and marketing margin increased $64 million. This increase was primarily related to higher prices for natural gas, NGLs and condensate, which increased revenue under percent-of-proceeds and keep-whole contracts, and higher margins and volumes associated with natural-gas sales from inventory, partially offset by an increase in cost of product.

Costs and Expenses

	Quarter Ended March 31,
millions except percentages	2010	Inc/(Dec) vs. 2009	2009
Oil and gas operating	$187	(22)%	$241
Oil and gas transportation and other	191	10	174
Exploration	155	(49)	301

For the quarter ended March 31, 2010, oil and gas operating expenses decreased primarily due to cost savings that continued to be realized from programs initiated in response to lower oil and gas prices in early 2009. These cost savings programs initiated in 2009 included deferral of certain workovers, favorable vendor negotiations and other operating efficiencies. Oil and gas operating expenses also decreased due to lower production-handling rates in the Gulf of Mexico and were partially offset by higher expenses, primarily in Alaska and Algeria.

For the quarter ended March 31, 2010, oil and gas transportation and other expenses increased primarily due to higher third-party gas gathering and transportation costs attributable to increased production and higher transportation rates in both the Rockies and Southern Region.

Exploration expense decreased by $146 million for the quarter ended March 31, 2010, primarily due to lower dry hole expense in the Gulf of Mexico and Alaska of $83 million and $24 million, respectively, and lower geological and geophysical expense of $17 million primarily related to seismic data acquired and expensed in the first quarter of 2009 for the Gulf of Mexico.

	Quarter Ended March 31,
millions except percentages	2010	Inc/(Dec) vs. 2009	2009
General and administrative	$210	—%	$209
Depreciation, depletion and amortization	981	22	806
Other taxes	301	101	150
Impairments	12	(76)	51

For the quarter ended March 31, 2010, depreciation, depletion and amortization (DD&A) expense increased by $175 million primarily due to a $98 million increase attributable to higher sales volumes and $64 million related to higher DD&A rates caused by higher accumulated costs associated with capital expenditures.

For the quarter ended March 31, 2010, other taxes increased by $151 million primarily due to higher commodity prices resulting in higher Algerian exceptional profits tax expense of $74 million, United States production and severance taxes of $46 million and windfall profits tax in China of $15 million, as well as increased ad valorem taxes of $17 million primarily due to higher assessed property values.

Impairments for the quarter ended March 31, 2010, included $8 million of marketing operating segment intangible assets and $4 million of oil and gas exploration and production operating segment properties in the United States. Impairments for the quarter ended March 31, 2009, included $47 million of marketing operating segment intangible assets and $4 million of oil and gas exploration and production operating segment properties in the United States. The marketing operating segment impairments related to transportation contracts as a result of lower margins between certain locations. The oil and gas exploration and production operating segment impairments were primarily a result of the economic and commodity price environment.

Other (Income) Expense

	Quarter Ended March 31,
millions except percentages	2010	Inc/(Dec) vs. 2009	2009
Interest Expense
Gross interest expense –
Current debt, long-term debt and other	$202	8%	$187
Midstream subsidiary note payable to a related party	7	(42)	12
(Gain) loss on early retirements of debt	40	NM	(1)
Capitalized interest	(25)	56	(16)

Net interest expense	$224	23	$182

For the quarter ended March 31, 2010, Anadarko’s gross interest expense increased primarily due to a loss on early retirements of debt of $40 million resulting from the repurchase of $528 million of 6.750% senior notes due 2011 pursuant to the Company’s tender offer. Expected losses on early retirements of debt of $32 million related to April 2010 repurchases will be included in interest expense for the second quarter of 2010. The increase in gross interest expense for the quarter ended March 31, 2010, is also attributable to higher average debt levels and higher average interest rates.

For the quarter ended March 31, 2010, capitalized interest increased primarily due to higher construction-in-progress balances related to long-term capital projects.

	Quarter Ended March 31,
millions except percentages	2010	Inc/(Dec) vs. 2009	2009
(Gains) Losses on Commodity Derivatives, net
Realized (gains) losses
Natural gas	$(19)	(78)%	$(86)
Oil and condensate	(2)	(95)	(37)

Total realized (gains) losses	(21)	(83)	(123)

Unrealized (gains) losses
Natural gas	(567)	NM	277
Oil and condensate	—	100	47

Total unrealized (gains) losses	(567)	NM	324

Total (gain) loss on commodity derivatives, net	$(588)	NM	$201

The Company utilizes commodity derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas and crude oil. The change in (gain) loss on commodity derivatives, net includes the impact from the change in derivative positions outstanding at each period, as affected by new positions and settlements during the past year, as well as the relationships of contract prices to the underlying market curves. For additional information on (gains) losses on commodity derivatives, see Note 5—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Quarter Ended March 31,
millions except percentages	2010	Inc/(Dec) vs. 2009	2009
(Gains) Losses on Other Derivatives, net
Realized (gains) losses – interest rate derivatives and other	$—	100%	$15
Unrealized (gains) losses – interest rate derivatives and other	29	(126)	(113)

Total (gain) loss on other derivatives, net	$29	(130)	$(98)

Anadarko enters into interest-rate swaps to fix or float interest rates on existing or anticipated indebtedness in order to mitigate exposure to unfavorable interest-rate changes. (Gains) losses on other derivatives, net declined primarily due to revisions of the contractual terms of the related swap portfolio to increase the weighted-average interest rate from 3.25% to 4.80%, which resulted in a realized gain during the second quarter of 2009. For additional information, see Note 5—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Quarter Ended March 31,
millions except percentages	2010	Inc/(Dec) vs. 2009	2009
Other (Income) Expense, net
Interest income	$(5)	(44)%	$(9)
Other	14	NM	(2)

Total other (income) expense, net	$9	(182)	$(11)

For the quarter ended March 31, 2010, total other (income) expense, net decreased $20 million primarily due to foreign currency losses of $13 million related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil, and $11 million of losses related to exchange-rate changes applicable to foreign currency purchased in anticipation of future expenditures on major development projects.

Income Tax Expense

	Quarter Ended March 31,
millions except percentages	2010	2009
Income tax expense (benefit)	$517	$(214)
Effective tax rate	42%	39%

For the quarter ended March 31, 2010, income tax expense (benefit) increased primarily due to an increase in income before income taxes.

The increase in the Company’s effective tax rate as compared to the 35% statutory rate for the quarter ended March 31, 2010, is primarily attributable to the accrual of the Algerian exceptional profits tax (which is non-deductible for Algerian income tax purposes), U.S. tax on foreign income inclusions and distributions, other foreign taxes in excess of the federal statutory rate, and state income taxes. This increase in the effective tax rate is partially reduced by U.S. tax on losses from foreign operations, federal manufacturing deduction and other items. The increase in the Company’s effective tax rate as compared to the 35% statutory rate for the quarter ended March 31, 2009, is primarily attributable to changes in uncertain tax positions and state income taxes, partially reduced by the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of federal statutory rates, U.S. tax on foreign income inclusions and distributions and other items.

Net Income Attributable to Noncontrolling Interests

For the first quarter of 2010 and 2009, the Company’s net income attributable to noncontrolling interests was $12 million and $7 million, respectively. These amounts were primarily related to a 42.8% and 36.7% public ownership interest in Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, for the first quarter of 2010 and 2009, respectively.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX To assess the operating results of Anadarko’s segments, the chief operating decision maker analyzes income (loss) before income taxes, interest expense, exploration expense, DD&A expense and impairments, less net income attributable to noncontrolling interests (Adjusted EBITDAX). Anadarko’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A expense and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. The Company’s definition of Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies. Therefore, Anadarko’s consolidated Adjusted EBITDAX should be considered in conjunction with net income (loss) attributable to common stockholders and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect net income (loss) attributable to common stockholders and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of Anadarko’s results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) before income taxes.

Adjusted EBITDAX

	Quarter Ended March 31,
millions except percentages	2010	Inc/(Dec) vs. 2009	2009
Income (loss) before income taxes	$1,245	NM	$(545)
Exploration expense	155	(49)%	301
Depreciation, depletion and amortization expense	981	22	806
Impairments	12	(76)	51
Interest expense	224	23	182
Less: Net income attributable to noncontrolling interests	12	71	7

Consolidated Adjusted EBITDAX	$2,605	NM	$788

Adjusted EBITDAX by segment
Oil and gas exploration and production	$2,011	122	$906
Midstream	95	30	73
Marketing	57	97	29
Other and intersegment eliminations	442	NM	(220)

Oil and Gas Exploration and Production The increase in Adjusted EBITDAX for the quarter ended March 31, 2010, was primarily due to the impact of higher commodity prices and higher sales volumes.

Midstream The increase in Adjusted EBITDAX for the quarter ended March 31, 2010, resulted primarily from an increase in revenue due to higher prices for NGLs and condensate, which increased revenues earned under percent-of-proceeds and keep-whole contracts, partially offset by higher cost of product.

Marketing Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. Adjusted EBITDAX for the quarter ended March 31, 2010, increased primarily due to higher margins and volumes associated with natural-gas sales from inventory.

Other and Intersegment Eliminations Other and intersegment eliminations consists primarily of corporate costs, realized and unrealized gains and losses on derivatives and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for the quarter ended March 31, 2010, was primarily due to unrealized gains on commodity derivatives in 2010, partially offset by unrealized gains related to interest-rate swaps in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Overview Anadarko’s primary source of cash necessary to satisfy its liquidity needs during the first quarter of 2010 was cash flow from operating activities. In anticipation of the Company’s near-term debt maturities, the Company completed a public offering of $750 million principal amount of senior notes due in 2040 and initiated a cash tender offer for $1.0 billion aggregate principal amount of specified series of its senior notes maturing in 2011 and 2012. Senior notes repurchased had a weighted-average coupon rate of 6.70% and a remaining term of fifteen months.

The Company continuously monitors its liquidity needs and coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule. Anadarko will continue to evaluate funding alternatives, including property divestitures, joint ventures, additional borrowings and the issuance of debt or equity securities, to secure funds as needed. To facilitate a potential debt or equity securities issuance, the Company has the ability to sell securities under its shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2009.

Anadarko’s liquidity may be supplemented from time to time with borrowings on its $1.3 billion committed revolving credit facility (RCA), available through March 2013. Under the terms of the RCA, the Company can, under certain conditions, request an increase in the borrowing capacity under the RCA up to a total available credit amount of $2.0 billion. Anadarko was in compliance with existing covenants and the full amount of the RCA was available for borrowing at March 31, 2010. In addition, Anadarko’s consolidated subsidiary, WES, has committed capacity of $350 million under a senior unsecured revolving credit facility (RCF). The RCF extends through October 2012 and is expandable to a maximum of $450 million. As of March 31, 2010, $140 million was available for borrowing by WES under the RCF.

Following is a discussion of significant sources and uses of cash flows during the period. Forward-looking information related to the Company’s liquidity and capital resources is discussed in Outlook that follows.

Sources of Cash

Operating Activities Anadarko’s cash flow from operating activities during the quarter ended March 31, 2010, was $1.3 billion compared to $533 million for the same period of 2009. The increase in 2010 cash flow is primarily attributable to higher commodity prices, higher sales volumes and the impact of changes in working capital items.

Fluctuations in commodity prices are the primary reason for the Company’s short-term changes in cash flow from operating activities; however, Anadarko holds commodity derivative instruments that help to manage these fluctuations. Sales-volume changes also impact short-term cash flow, but have not been as volatile as commodity prices. Anadarko’s long-term cash flow from operating activities is dependent upon commodity prices, sales volumes, reserve replacement and the amount of costs and expenses required for continued operations.

Financing Activities In March 2010, the Company issued $750 million principal amount of senior notes in a public offering, realizing net proceeds of $737 million. The net offering proceeds, along with cash on hand, were used to fund a cash tender offer for $1.0 billion aggregate principal amount of the Company’s senior notes.

In January 2010, Anadarko’s consolidated subsidiary, WES, borrowed $210 million under its RCF to fund a portion of costs it incurred to acquire certain midstream assets from a wholly owned subsidiary of Anadarko.

During the quarter ended March 31, 2010, Anadarko realized $67 million from the issuance of common stock as a result of employee exercises of stock options and the associated income tax benefit, and used $28 million to repurchase a portion of shares of common stock issued to employees to satisfy withholding tax requirements.

Uses of Cash

Capital Expenditures The following table presents the Company’s capital expenditures by category.

	Quarter Ended March 31,
millions	2010	2009
Property acquisition
Exploration – unproved	$139	$20
Exploration	248	251
Development	776	726
Capitalized interest	25	10

Total oil and gas capital expenditures	1,188	1,007
Gathering, processing and marketing and other	51	100

Total capital expenditures*	$1,239	$1,107

*

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the consolidated statement of cash flows include only those capital expenditures funded with cash payments during the period.

During the quarter ended March 31, 2010, Anadarko’s capital spending increased 12% primarily due to an increase in exploration lease acquisitions onshore United States and higher expenditures related to construction, primarily in Algeria. These increases were partially offset by declines in development drilling onshore United States and lower gathering and processing facilities expenditures.

During the first quarter of 2010, the Company entered into a joint-venture agreement which requires a third-party joint-venture partner to fund up to $1.5 billion of Anadarko’s share of future acquisition, drilling, completion, equipment and other capital expenditures to earn a 32.5% interest in Anadarko’s Marcellus shale assets, primarily located in north-central Pennsylvania.

Debt Retirements and Repayments In March 2010, Anadarko commenced a cash tender offer for up to $1.0 billion aggregate principal amount of specified series of its outstanding debt. Pursuant to the tender-offer terms, the Company repurchased $528 million and $472 million principal amount of debt in March 2010 and April 2010, respectively, as summarized in the following table.

millions			Principal Amount
Description	Month of Repurchase	Early-Tender Premium	Repurchased	Remaining Outstanding Balance
6.750% Notes due 2011	March 2010	$34	$528	$422
6.875% Notes due 2011	April 2010	32	390	285
6.125% Notes due 2012	April 2010	3	38	132
5.000% Notes due 2012	April 2010	2	44	38

		$71	$1,000	$877

In addition to executing the debt tender offer, Anadarko’s wholly owned midstream subsidiary repaid $250 million of the Midstream Subsidiary Note Payable to a Related Party in connection with the contribution of certain assets to WES. For additional information related to the Midstream Subsidiary Note Payable to a Related Party, see Note 4—Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Margin Deposits Both exchange and over-the-counter traded derivative instruments may be subject to margin deposit requirements. Exchange-broker margin requirements are determined by a standard industry algorithm, which requires a market-risk-based margin level be maintained on positions outstanding, from the date of trade execution through settlement. For derivatives with over-the-counter counterparties, the Company is required to provide margin deposits whenever its unrealized losses on derivative positions exceed predetermined credit limits. The Company manages its exposure to over-the-counter margin requirements through negotiated credit arrangements with counterparties, which may include collateral caps. When credit thresholds are exceeded, the Company utilizes available cash or letters of credit to satisfy margin requirements and maintains sufficient available committed credit facilities to satisfy its obligations. The Company’s working capital along with its RCA are sufficient to satisfy margin deposit requirements resulting from a significant increase in commodity prices or the entry into additional derivative positions. The Company had margin deposits outstanding and held cash collateral of $24 million and $3 million, respectively, at March 31, 2010. The Company had margin deposits outstanding and held cash collateral of $105 million and zero, respectively, at December 31, 2009.

Dividends and Distributions to Noncontrolling WES Interest Owners During the first quarter of 2010 and 2009, Anadarko paid $45 million and $42 million, respectively, in dividends to its common stockholders (nine cents per share in both 2010 and 2009). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent public company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

Anadarko’s consolidated subsidiary, WES, distributed an aggregate of $11 million during the quarter ended March 31, 2010, to its unitholders other than Anadarko. WES has consistently made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008. WES’s current minimum quarterly distribution requirement is $0.30 per common unit; however, it made a distribution of $0.33 per common unit during the quarter ended March 31, 2010, and declared its intent to make a distribution of $0.34 per common unit in May 2010.

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

The Company has an approved 2010 capital budget, including expensed geological and geophysical costs, of $5.3 billion to $5.6 billion. The Company has allocated approximately 70% of its capital spending to development activities, 20% to exploration activities and 10% to gas-gathering and processing activities and other items. The Company expects capital spending by area to be approximately 40% for the U.S. onshore region and Alaska, 20% for the Gulf of Mexico, 30% for International and 10% for Midstream and other. The Company’s primary emphasis will be on managing near-term growth opportunities with a commitment to worldwide exploration and the continued development of large oil projects in Algeria, offshore Ghana and in the deepwater Gulf of Mexico. Anadarko believes that its expected level of cash flow and cash on hand as of March 31, 2010, and available borrowings under its $1.3 billion RCA will be sufficient to fund the Company’s projected operational and capital programs for the remainder of 2010.

In addition, and in order to increase the predictability of 2010 cash flows, Anadarko has entered into strategic derivative positions, which, as of March 31, 2010, cover approximately 76% and 69% of its anticipated natural-gas sales volumes and oil and condensate sales volumes, respectively, for the remainder of 2010, and approximately 24% and 55% of its anticipated natural-gas sales volumes and oil and condensate sales volumes, respectively, for the full year of 2011. In addition, the Company entered into commodity derivative positions for 2012. See Note 5—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

If capital expenditures were to exceed operating cash flow and cash on hand, additional funding would be provided by short-term borrowings under Anadarko’s fully available $1.3 billion RCA or through the issuance of debt or equity under its shelf registration statement filed with the SEC in August 2009, or both. The Company continuously monitors its liquidity needs and coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule. The Company will continue to evaluate funding alternatives, including property divestitures, additional borrowings and the issuance of debt or equity securities to secure funds as needed.

Subsequent Event In April 2010, the Macondo exploration well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating interest, discovered hydrocarbon accumulations. An explosion occurred on the deepwater drilling rig during operations on the well, following which the drilling rig sank and hydrocarbons flowed into the Gulf of Mexico. A full response and investigation is being conducted by the operator of the well, the drilling rig owner and governmental entities. The cause of the explosion, the environmental impact and the ultimate costs associated with this event are not yet known. Contractual language between various parties associated with this well provides for indemnification in certain instances; however, any responsibilities under such indemnities are not yet known. The Company carries insurance to protect against potential financial losses occurring as a result of such events for its share of gross covered costs up to a level of approximately $710 million, less up to $60 million of deductibles. Based on its 25% non-operated interest in this well, the Company estimates its net insurance coverage will total approximately $178 million, less deductibles of $15 million. Given its role as a non-operating interest owner and due to the continuing response to the event, the Company is currently unable to estimate its potential liability for costs arising in connection with this event.

Credit Risk Credit risk is represented by Anadarko’s exposure to non-payment or non-performance by the Company’s customers and counterparties. Generally, non-payment or non-performance results from a customer’s or counterparty’s inability to satisfy obligations. Anadarko monitors the creditworthiness of its customers and counterparties and establishes credit limits according to the Company’s credit policies and guidelines. The Company has the ability to require cash collateral as well as letters of credit from its financial counterparties to mitigate its exposure above assigned credit thresholds. With respect to non-financial counterparties, the Company has the ability to require prepayments or letters of credit to offset credit exposure when necessary. The Company routinely exercises its contractual right to net realized gains against realized losses when settling with its other counterparties, and utilizes netting agreements with physical counterparties where possible.

Health Care Reform In March 2010, the Patient Protection and Affordable Care Act (the PPACA) and the Health Care and Education Reconciliation Act of 2010, which makes various amendments to certain aspects of the PPACA (the HCERA and, together with PPACA, the Acts), were signed into law. Among numerous other items, the Acts reduce the tax benefits available to an employer that receives the Medicare Part D subsidy and impose excise taxes on high-cost health plans. Anadarko is not a recipient of the Medicare Part D tax benefit; therefore, we will not be impacted by this part of the new legislation. The Company will continue to monitor the potential impact of these new regulations as details emerge over the next several months and years. At this point in time, we are not aware of any material impacts on the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates.    In addition, foreign-currency exchange-rate risk exists due to anticipated payments and receipts denominated in foreign currencies.    These risks can affect revenues and cash flow from operating, investing and financing activities.    The Company’s risk-management policies provide for the use of derivative instruments to manage these risks.    The types of derivative instruments utilized by the Company include futures, swaps, options and fixed-price physical-delivery contracts.    The volume of commodity derivative instruments utilized by the Company is governed by risk-management policies and may vary from year to year.    Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or its counterparties in order to satisfy these margin requirements.    For additional information see Liquidity and Capital Resources — Uses of Cash — Margin Deposits under Part I, Item 2 of this Form 10-Q.

For information regarding the Company’s accounting policies and additional information related to the Company’s derivative and financial instruments, see Note 1—Summary of Significant Accounting Policies, Note 5—Derivative Instruments and Note 6—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Derivative Instruments Held for Non-Trading Purposes The Company had derivative instruments in place to reduce the price risk associated with future equity production of 874 Bcf of natural gas and 82 MMBbls of crude oil as of March 31, 2010. At March 31, 2010, the Company had a net asset derivative position of $458 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $570 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $481 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes At March 31, 2010, the Company had a net asset derivative position of $22 million (gains of $45 million and losses of $23 million) on derivative instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would result in a loss or gain, respectively, on these derivative instruments of $1 million.

INTEREST-RATE RISK As of March 31, 2010, Anadarko’s long-term debt was comprised of $1.6 billion of variable-rate debt and $11.3 billion of fixed-rate debt. While increases in market rates of interest would increase interest cost on Anadarko’s outstanding variable-rate debt, such effects are not expected to be material, given the current level of Anadarko’s variable-rate debt and reasonably anticipated near-term movements in market interest rates.

Increases in market rates of interest will also unfavorably impact the interest cost of future debt issuances to refinance Anadarko’s debt currently outstanding as it matures. To manage this risk, in December 2008 and January 2009, Anadarko entered into interest-rate swap agreements with a combined notional principal amount of $3.0 billion, whereby the Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR rate. The Company’s intent is to settle these positions at the earlier of the related debt issuance or the start date of the swaps in 2011 and 2012. A 10% increase or decrease in the three-month LIBOR interest-rate curve would increase or decrease, respectively, the fair value of outstanding interest-rate swap agreements by approximately $95 million. However, any gain or loss would partially mitigate a decrease or increase, respectively, in the aggregate interest cost that Anadarko could incur on anticipated refinancing of $3.0 billion of debt. At March 31, 2010, the Company had a net asset derivative position of $23 million related to interest-rate swaps. For a summary of the Company’s open interest-rate derivative positions, see Note 5—Derivative Instruments in the Notes to Consolidated Financial Statements under Part  I, Item  1 of this Form 10-Q.

FOREIGN-CURRENCY EXCHANGE-RATE RISK Even though Anadarko conducts operations globally, its operating revenues are realized in U.S. dollars, and the predominant portion of its capital and operating expenditures are U.S. dollar denominated. Accordingly, only a relatively minor portion of its capital and operating expenditures, even with respect to its international operations, is foreign-currency denominated. Exposure to currency risk varies depending on project-specific contractual arrangements and other commitments. As of March 31, 2010, near-term foreign-currency-denominated expenditures are expected to be primarily in euros, Brazilian reais and British pounds sterling. Management mitigates a portion of its exposure to foreign-currency exchange-rate risk, as discussed below.

With respect to its international oil and gas development projects, Anadarko is a party to contracts containing commitments extending through January 2012 which are impacted by euro-to-U.S. dollar exchange rates. During the first quarter of 2010, the Company purchased approximately $210 million U.S. dollar equivalent of euros (€) in order to manage euro exchange-rate risk relative to the U.S. dollar for 2010 euro-denominated expenditures. At March 31, 2010, euro-denominated cash of approximately €140 million, or $190 million in U.S. dollar equivalent, is included in cash and cash equivalents. Additionally, Anadarko entered into euro-U.S. dollar collars, which are effective during 2011, for an aggregate notional principal amount of $113 million. A combination of euro purchases already executed and financial collars in effect during 2011 substantially mitigates Anadarko’s exposure to fluctuations in the euro-to-U.S. dollar exchange rate inherent in its existing capital expenditure commitments.

The Company also has risk related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil. A 10% unfavorable change in the foreign-currency exchange rate would not materially impact the Company’s other (income) expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 — Commitments and Contingencies under Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Consider carefully the risk factors included below, as well as those under the caption “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, together with all of the other information included in this document, in the Company’s Annual Report on Form 10-K and in the Company’s other public filings, press releases and discussions with Company management.

We may be subject to claims and liability as a result of our ownership of a 25% non-operating interest in the Macondo exploration well in the Gulf of Mexico, which suffered a rig explosion in April 2010, resulting in an oil spill. In addition, this event may result in offshore drilling delays, increased governmental regulation of our operations, more expensive insurance coverage for our assets, and additional costs.

In April 2010, the Macondo exploration well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating interest, discovered hydrocarbon accumulations. An explosion occurred on the deepwater drilling rig during operations on the well, following which the drilling rig sank and hydrocarbons flowed into the Gulf of Mexico. A full response and investigation is being conducted by the operator of the well, the drilling rig owner and governmental entities. The cause of the explosion, the extent of the environmental impact and the ultimate costs associated with this event are not yet known. Efforts to assist in the response and recovery efforts may divert the attention of our senior management, certain key personnel and other resources away from other exploration and development projects.

In response to this event, certain federal agencies and governmental officials have ordered additional inspections of deepwater operations in the Gulf of Mexico. This event and its aftermath could lead to additional governmental regulation of the offshore exploration and production industry, which may result in substantial cost increases or delays in our offshore exploration and development activities, which could materially impact our business, financial condition and results of operations. We cannot predict with any certainty what form any additional regulation or limitations would take.

Contractual language between various parties associated with this well provides for indemnification in certain instances; however, any responsibilities under such indemnities are not yet known. Further, although we carry insurance to protect against financial losses occurring as a result of such events, as a non-operating interest owner we are currently unable to estimate any potential liability for costs arising in connection with this event, and whether the costs might exceed the coverage limits under our insurance policies. This event may also make it increasingly difficult to obtain offshore property damage, well control, or related insurance coverage on economic terms, or at all. Further, as the deep waters of the Gulf of Mexico (as well as international deepwater locations) lack the extent of physical and oilfield service infrastructure present in the shallower waters, it may be difficult for us to quickly or effectively execute on any contingency plans related to similar events.

As a 25% non-operating working interest owner in the Macondo well, we may incur liability under currently existing environmental regulations and we may be asked to contribute to the significant and ongoing remediation expenses. In addition, several legal proceedings have been filed against certain parties involved in this event, and additional proceedings may be filed, some of which currently or in the future may involve us given our non-operating working interest in the Macondo well. These proceedings may involve civil claims for damages or governmental investigative, regulatory or enforcement actions. While we will seek the protection which might be available to us pursuant to existing contractual indemnities as well as our insurance coverage, the adverse resolution of any proceedings related to these events could subject us to significant monetary damages and other penalties, which could have a negative impact on our business, prospects, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2010.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1-31	2,337	$65.46	—
February 1-28	88,692	$65.32	—
March 1-31	303,491	$72.06	—

First Quarter 2010	394,520	$70.50	—	$4,400,000,000

(1)

During the first quarter of 2010, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances, which are not within the scope of the Company’s share-repurchase program.

(2)

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

Exhibit Number		Description	Original Filed Exhibit	File Number

	3(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009	3.3 to Form 8-K dated May 19, 2009	1-8968

	(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 21, 2009	3.4 to Form 8-K dated May 19, 2009	1-8968

	4(i)	Trustee Indenture dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A	4.1 to Form 8-K dated September 19, 2006	1-8968

	(ii)	Officers’ Certificate of Anadarko Petroleum Corporation dated March 9, 2010 establishing the 6.200% Senior Notes due 2040	4.1 to Form 8-K dated March 16, 2010	1-8968

	(iii)	Form of 6.200% Senior Notes due 2040	4.2 to Form 8-K dated March 16, 2010	1-8968

*	31(i)	Rule 13a–14(a)/15d–14(a) Certification -

Chief Executive Officer

*	(ii)	Rule 13a–14(a)/15d–14(a) Certification -

Chief Financial Officer

*	32	Section 1350 Certifications

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Schema Document

**	101.CAL	XBRL Calculation Linkbase Document

**	101.LAB	XBRL Label Linkbase Document

**	101.PRE	XBRL Presentation Linkbase Document

**	101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 3, 2010	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Senior Vice President, Finance and Chief Financial Officer