Form 10-Q
period 2010-06-30
ANADARKO PETROLEUM CORP
filed 2010-08-03
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of June 30, 2010 is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	494,929,464

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2010	2009	2010	2009
Revenues and Other
Gas sales	$802	$663	$1,883	$1,534
Oil and condensate sales	1,338	914	2,840	1,550
Natural-gas liquids sales	235	116	509	199
Gathering, processing and marketing sales	188	201	461	362
Gains (losses) on divestitures and other, net	41	19	50	64

Total	2,604	1,913	5,743	3,709

Costs and Expenses
Oil and gas operating	196	218	383	459
Oil and gas transportation and other	196	184	387	358
Exploration	198	288	353	589
Gathering, processing and marketing	149	183	332	318
General and administrative	203	226	413	435
Depreciation, depletion and amortization	902	933	1,883	1,739
Other taxes	268	180	569	330
Impairments	115	23	127	74

Total	2,227	2,235	4,447	4,302

Operating Income (Loss)	377	(322)	1,296	(593)
Other (Income) Expense
Interest expense	200	201	424	383
(Gains) losses on commodity derivatives, net	(264)	168	(852)	369
(Gains) losses on other derivatives, net	406	(348)	435	(446)
Other (income) expense, net	14	8	23	(3)

Total	356	29	30	303

Income (Loss) Before Income Taxes	21	(351)	1,266	(896)

Income Tax Expense (Benefit)	49	(135)	566	(349)

Net Income (Loss)	(28)	(216)	700	(547)

Net Income Attributable to Noncontrolling Interests	12	10	24	17

Net Income (Loss) Attributable to Common Stockholders	$(40)	$(226)	$676	$(564)

Per Common Share:

Net income (loss) attributable to common stockholders – basic	$(0.08)	$(0.48)	$1.36	$(1.21)
Net income (loss) attributable to common stockholders – diluted	$(0.08)	$(0.48)	$1.35	$(1.21)

Average Number of Common Shares Outstanding – Basic	495	477	494	468

Average Number of Common Shares Outstanding – Diluted	495	477	496	468

Dividends (per Common Share)	$0.09	$0.09	$0.18	$0.18

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

millions	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$3,374	$3,531
Accounts receivable, net of allowance:
Customers	957	1,019
Others	1,149	1,033
Other current assets	594	500

Total	6,074	6,083

Properties and Equipment
Cost	52,654	50,344
Less accumulated depreciation, depletion and amortization	15,035	13,140

Net properties and equipment	37,619	37,204
Other Assets	1,541	1,514
Goodwill and Other Intangible Assets	5,313	5,322

Total Assets	$50,547	$50,123

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,778	$2,876
Accrued expenses	982	948
Current portion of long-term debt	909	—

Total	4,669	3,824

Long-term Debt	10,093	11,149
Midstream Subsidiary Note Payable to a Related Party	1,349	1,599
Other Long-term Liabilities
Deferred income taxes	9,746	9,925
Other	3,485	3,211

Total	13,231	13,136

Equity
Stockholders’ Equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 507.8 million and 505.0 million shares issued as of June 30, 2010, and December 31, 2009, respectively)	51	50
Paid-in capital	7,407	7,243
Retained earnings	14,454	13,868
Treasury stock (12.9 million and 12.4 million shares as of June 30, 2010, and December 31, 2009, respectively)	(750)	(721)
Accumulated other comprehensive income (loss)	(507)	(512)

Total Stockholders’ Equity	20,655	19,928
Noncontrolling Interests	550	487

Total Equity	21,205	20,415

Commitments and Contingencies (Note 2, Note 3 and Note 12)

Total Liabilities and Equity	$50,547	$50,123

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
millions
Balance at December 31, 2009	$50	$7,243	$13,868	$(721)	$(512)	$19,928	$487	$20,415
Net income (loss)	—	—	676	—	—	676	24	700
Common stock issued	1	164	—	—	—	165	—	165
Dividends	—	—	(90)	—	—	(90)	—	(90)
Repurchase of common stock	—	—	—	(29)	—	(29)	—	(29)
Sale of subsidiary units	—	—	—	—	—	—	97	97
Distributions to noncontrolling interest owners and other, net	—	—	—	—	—	—	(58)	(58)
Previously deferred losses
on derivative instruments	—	—	—	—	8	8	—	8
Pension and other postretirement plans adjustments	—	—	—	—	(3)	(3)	—	(3)

Balance at June 30, 2010	$51	$7,407	$14,454	$(750)	$(507)	$20,655	$550	$21,205

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2010	2009	2010	2009
Net Income (Loss)	$(28)	$(216)	$700	$(547)

Other Comprehensive Income (Loss), net of taxes
Previously deferred losses on derivative instruments(1)	4	6	8	12
Pension and other postretirement plans adjustments:
Net gain (loss) incurred during period (2)	4	—	(21)	—
Prior service credit (cost) incurred during period (3)	(4)	—	(4)	—
Amortization of net actuarial loss and prior service cost to net periodic benefit cost (4)	11	12	22	20

Total	15	18	5	32

Comprehensive Income (Loss)	(13)	(198)	705	(515)

Comprehensive Income Attributable to Noncontrolling Interests	12	10	24	17

Comprehensive Income (Loss) Attributable to Common Stockholders	$(25)	$(208)	$681	$(532)

(1)

Net of income tax benefit (expense) of $(3) million and $(3) million for the three months ended June 30, 2010 and 2009, respectively, and $(5) million and $(6) million for the six months ended June 30, 2010 and 2009, respectively.

(2)	Net of income tax benefit (expense) of $(2) million and $12 million for the three and six months ended June 30, 2010, respectively.
(3)	Net of income tax benefit (expense) of $2 million and $2 million for the three and six months ended June 30, 2010, respectively.
(4)

Net of income tax benefit (expense) of $(6) million and $(7) million for the three months ended June 30, 2010 and 2009, respectively, and $(12) million and $(12) million for the six months ended June 30, 2010 and 2009, respectively.

See accompanying notes to consolidated financial statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
millions	2010	2009
Cash Flow from Operating Activities
Net income (loss)	$700	$(547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,883	1,739
Deferred income taxes	(97)	(242)
Dry hole expense and impairments of unproved properties	244	452
Impairments	127	74
(Gains) losses on divestitures, net	(15)	(18)
Unrealized (gains) losses on derivatives	(240)	707
Other non-cash items	206	83
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5	138
Increase (decrease) in accounts payable and accrued expenses	(229)	(157)
Other items – net	299	(468)

Net cash provided by (used in) operating activities	2,883	1,761

Cash Flow from Investing Activities
Additions to properties and equipment and dry hole costs	(2,413)	(2,120)
Divestitures of properties and equipment and other assets	19	61
Other – net	(78)	(15)

Net cash provided by (used in) investing activities	(2,472)	(2,074)

Cash Flow from Financing Activities
Borrowings, net of issuance costs	947	1,975
Retirements of debt	(1,173)	(1,470)
Repayment of midstream subsidiary note payable to a related party	(250)	—
Increase (decrease) in accounts payable, banks	(93)	(257)
Dividends paid	(90)	(87)
Repurchase of common stock	(29)	(9)
Issuance of common stock, including tax benefit on stock option exercises	81	1,342
Sale of subsidiary units	97	—
Distributions to noncontrolling interest owners	(22)	(14)
Other financing activities	(7)	—

Net cash provided by (used in) financing activities	(539)	1,480

Effect of Exchange Rate Changes on Cash	(29)	—

Net Increase (Decrease) in Cash and Cash Equivalents	(157)	1,167

Cash and Cash Equivalents at Beginning of Period	3,531	2,360

Cash and Cash Equivalents at End of Period	$3,374	$3,527

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

Basis of Presentation  The information, as furnished herein, reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009, the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2010 and 2009, the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and the Consolidated Statement of Equity for the six months ended June 30, 2010. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

In the fourth quarter of 2009, the Company changed the manner in which gains and losses on commodity derivatives, used to economically hedge production, are presented within the Consolidated Statements of Income to provide enhanced transparency into asset operating performance. Previously, all realized and unrealized gains and losses on commodity derivatives were reported in gas sales, oil and condensate sales or NGLs sales. Gains and losses on commodity derivatives are now presented as a separate line item on the Consolidated Statements of Income. Prior periods have been reclassified to conform to this presentation. See Note 9 for disclosures regarding derivative instruments.

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

Environmental Contingencies  Except for environmental contingencies acquired in a business combination, which are recorded at fair value, the Company accrues losses associated with environmental obligations when such losses are probable and can be reasonably estimated. Accruals for estimated environmental losses are recognized no later than at the time the remediation feasibility study, or the evaluation of response options, is complete. These accruals are adjusted as additional information becomes available or as circumstances change. Future environmental expenditures are not discounted to their present value. Recoveries of environmental costs from other parties are recorded separately as assets at their undiscounted value when receipt of such recoveries is probable. See Note 2 and Note 12.

Legal Contingencies  The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. Except for legal contingencies acquired in a business combination, which are recorded at fair value, the Company accrues losses associated with legal claims when such losses are probable and reasonably estimable. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. See Note 2, Note 3 and Note 12.

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

The Company also adopted amendments to consolidation guidance applicable to variable interest entities, effective January 1, 2010. The revised guidance did not have an impact on the Company’s consolidated financial statements, but did result in expanded disclosures related to the Company’s maximum exposure to loss and conclusions regarding control and consolidation. See Note 8.

2.  Deepwater Horizon Events

Background  In April 2010, the Macondo well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating interest, discovered hydrocarbon accumulations. During suspension operations, the well blew out, an explosion occurred on the Deepwater Horizon drilling rig, and the drilling rig sank, resulting in the release of hydrocarbons into the Gulf of Mexico. Eleven people lost their lives in the explosion and subsequent fire, and others sustained personal injuries. Response and clean-up efforts are being conducted by BP Exploration & Production Inc. (BP), the operator and 65% owner of the well, and by other parties, all under the direction of the Unified Command of the United States Coast Guard (USCG), which is under the jurisdiction of the United States Department of Homeland Security. BP has made several attempts, with varying degrees of success, to contain the oil spill, including the installation of a capping stack which has at least temporarily shut in the well. Despite this development, efforts to permanently plug the well have not yet been successful. Based on public information, BP currently expects such plugging to occur in connection with the successful completion of at least one of the two relief wells currently drilling. Investigations by the United States Government and other parties into the cause of the well blowout, explosion, and resulting oil spill, as well as other matters arising from or relating to these events, are ongoing.

Based on information provided by BP to the Company, BP incurred costs of approximately $3.0 billion (including costs associated with three USCG invoices totaling $122 million) through June 30, 2010 related to spill response and containment, relief-well drilling, grants to certain of the Gulf Coast states for clean-up costs, local tourism promotion, monetary damage claims and federal costs. In addition, BP has incurred more than $1.5 billion of additional costs since June 30, 2010, including $100 million invoiced by the USCG on July 13, 2010.

BP has sought reimbursement from Anadarko for amounts BP has paid for spill response efforts through the joint operating agreement (JOA), which is the contract governing the relationship between BP and the non-operating working interest owners of the Mississippi Canyon block 252 lease (the MC 252 lease) and the Macondo well. A copy of the JOA is filed with this Form 10-Q as Exhibit 10. To date, the Company has received billings from BP under the JOA totaling approximately $1.2 billion for what BP considers to be Anadarko’s 25% proportionate share of costs plus anticipated near-term future costs related to the Deepwater Horizon events. Anadarko has withheld payment of Deepwater Horizon event-related invoices received from BP as of the date of this filing, pending the completion of various ongoing investigations into the cause of the well blowout, explosion, and subsequent release of hydrocarbons. Final determination of the root causes of the Deepwater Horizon events could materially impact the Company’s potential obligations under the JOA.

BP, Anadarko and other parties, including parties that do not own an interest in the Macondo well, such as the drilling contractor, have been notified by the USCG (certain parties through formal designation and other parties, including Anadarko, through the receipt of invoices from the USCG) of their status as a “responsible party or guarantor” (RP) under the Oil Pollution Act of 1990 (OPA). Through July 13, 2010, the USCG has billed a total of $222 million to these RPs for spill-related response costs incurred by the USCG and other federal and state agencies. The RPs have each been sent identical invoices for the total costs, without specification or stipulation of any allocation of costs between or among the RPs. To date, BP has paid all USCG invoices, thereby relieving the other RPs of the obligation to remit payment to the USCG.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Under OPA, RPs may be held jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims. As operator, BP has paid all invoices presented by the USCG as well as other costs and has sought reimbursement from Anadarko for a 25% portion of these costs through the JOA. BP has also publicly indicated its intention to continue to pay 100% of all costs associated with clean-up efforts, claims and reimbursements related to the Deepwater Horizon events.

The following analysis applies relevant accounting guidance to the Deepwater Horizon events to determine the Company’s liability accrual as of June 30, 2010. The process for quantifying the Company’s Deepwater Horizon event-related liability accrual involves the identification of all potential costs and the grouping of these costs in a manner that permits the Company to apply relevant accounting guidance to each cost based upon the qualitative characteristics of such costs. This is appropriate because satisfaction of liability-recognition criteria may vary depending upon the type of costs being analyzed. For example and as discussed more fully below, contingent contractual liabilities (such as those arising under the JOA) and contingent environmental liabilities (such as those arising under OPA) are subject to substantially similar liability-recognition criteria; however, circumstances under which such criteria are considered satisfied are different.

As discussed and analyzed below, after applying the relevant accounting guidance to the Company’s Deepwater Horizon event-related contingent liabilities, the Company’s aggregate liability accrual for these amounts is zero as of June 30, 2010. The zero accrual is not intended to represent an opinion of the Company that it will not incur any future liability related to the Deepwater Horizon events. Rather, the zero accrual is based on currently available facts and the application of accounting rules to this set of facts where the relevant accounting rules do not allow for loss recognition in situations where a loss is not considered probable or cannot be reasonably estimated.

In quantifying its potential Deepwater Horizon event-related liabilities, the Company has made certain assumptions regarding facts that are the subject of ongoing investigations and of events that have not yet occurred. Thus, the Company’s zero liability accrual for the Deepwater Horizon events is subject to change in the future, perhaps materially. Below is a discussion of the Company’s current analysis, under applicable accounting guidance, of its potential liability for (i) amounts being claimed by BP under the JOA, (ii) OPA-related environmental liabilities, and (iii) other contingent liabilities.

JOA Contingent Liabilities JOA contingent liabilities relate to Anadarko’s potential responsibility for a 25% share of $3.0 billion of costs incurred by BP through June 30, 2010, for which BP has sought reimbursement from Anadarko under the JOA. Accounting standards require the Company to accrue contingent liabilities arising under the terms of the JOA if it is both “probable” that a liability has been incurred and the amount of the liability can be reasonably estimated.

With respect to the operator’s duties and liabilities, the JOA provides that:

•

BP, as operator, owes duties to the non-operating parties (including Anadarko) to perform the drilling of the well in a good and workmanlike manner and to comply with all applicable laws and regulations.

•	BP, as operator, is not liable to non-operating parties for losses sustained or liabilities incurred, except for losses resulting from the operator’s gross negligence or willful misconduct.
•

Liability for losses, damages, costs, expenses, or claims involving activities or operations shall be borne by each party in proportion to its participating interest, except that when liability results from the gross negligence or willful misconduct of a party, that party shall be solely responsible for liability resulting from its gross negligence or willful misconduct.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

The Company believes publicly available evidence indicates that the blowout of the well, the explosion on the Deepwater Horizon drilling rig and the subsequent release of hydrocarbons were preventable and the direct result of BP’s decisions, omissions and actions, and likely constitute gross negligence or willful misconduct by BP, thereby affecting the obligations of the parties under the JOA. BP has issued a public statement indicating that it disagrees with this view. Under the JOA, liabilities arising in connection with gross negligence or willful misconduct by BP are the sole responsibility of BP and are not chargeable to other JOA parties, including Anadarko.

In light of the above, Anadarko does not consider JOA contingent liabilities for Deepwater Horizon event-related costs billed by BP to the Company to satisfy the standard of “probable” required for loss recognition. Accordingly, as of June 30, 2010, pursuant to applicable accounting guidance, the Company has not recognized a liability in its Consolidated Balance Sheets for amounts claimed by BP under the JOA. In the future, the Company may recognize a liability for amounts claimed by BP under the JOA if, for example, new information arising out of the legal-discovery process alters the Company’s current assessment as to the likelihood of the Company incurring a liability for its existing JOA contingent obligations.

If the parties are unable to reach an agreement on liability, one of the possible outcomes is to pursue arbitration under the JOA. In any arbitration, the weight to be given to evidence would be determined by the arbitrators. The Company cannot guarantee the success of any such arbitration proceeding.

OPA-related Environmental Liabilities  Under OPA, Anadarko may be held jointly and severally liable with all RPs for OPA-related costs associated with the Deepwater Horizon events. Anadarko’s designation by the USCG as an RP arises as a result of Anadarko’s status as a co-lessee in the lease block in which the Macondo well is located.

Applicable accounting guidance requires the Company to accrue an environmental liability if it is both “probable” that a liability has been incurred and the amount of the liability can be reasonably estimated. Under accounting guidance applicable to environmental liabilities, a liability is presumed “probable” if the entity is both identified as an RP and associated with the environmental event. The Company’s co-lessee status in the Macondo well lease block and the subsequent designation of the Company as an RP satisfies these standards and therefore establishes the presumption that the Company’s potential environmental liabilities related to the Deepwater Horizon events are “probable.” Given that such liabilities are probable, applicable accounting guidance requires the Company to (i) estimate, on a gross basis for all RPs, a range of total potential OPA-related environmental liabilities for the Deepwater Horizon events, and (ii) separately assess and estimate the Company’s allocable share of the gross estimated costs.

BP’s payment, and subsequent invoicing to the non-operating working interest owners, of OPA-related environmental costs under the JOA, results in these amounts being accounted for as JOA contingent liabilities (discussed above) rather than OPA-related environmental liabilities (discussed herein). Payment by BP satisfies these liabilities for all RPs, including Anadarko, and places BP in a position to seek reimbursement from Anadarko through the JOA, resulting in a JOA contingent liability. The Company assumes that OPA-related environmental costs incurred by BP and reported to the Company have been paid by BP, thereby satisfying those joint and several OPA-related environmental liabilities for all RPs.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Gross OPA-related Environmental Cost-Range Estimate  The Company’s estimated range of gross OPA-related environmental liabilities for all RPs is $6.0 billion to $10.0 billion, and excludes (i) $3.0 billion of costs paid by BP as of June 30, 2010, which are considered and analyzed as JOA contingent liabilities, and (ii) amounts the Company currently cannot reasonably estimate, which, as discussed below, include potential costs associated with penalties and fines, natural resource damages (NRD) and NRD assessments, and civil litigation damages. The costs that the Company currently cannot reasonably estimate may ultimately prove to be significant.

Anadarko’s gross OPA-related environmental cost-range estimate is comprised of spill-response costs and OPA damage claims and is based on information received from BP to date and the assumptions discussed below. As a non-operator, the Company is limited to formulating its estimates of spill response costs and OPA damages based upon information provided by BP, publicly available information and management’s assumptions regarding a number of variables associated with the Deepwater Horizon events that remain uncertain and unknown. Accordingly, the Company believes that actual gross OPA-related environmental costs may vary, perhaps materially, from the Company’s estimate. Additional factors that contribute to the inherent imprecision of the Company’s estimate include the following:

•	The scope and nature of the oil spill continue to evolve, introducing significant uncertainty as to the spill’s ultimate impacts, and costs associated therewith.
•

Additional costs may be incurred if relief-well drilling is either prolonged or ultimately unsuccessful in permanently plugging the Macondo well, or if significant weather or other delays occur, beyond delays already considered by the Company in deriving its estimate.

The Company’s gross OPA-related environmental cost-range estimate is based on cost information received from BP, which was used to estimate activity-based cost run-rates for various spill-response activities, which, in turn, were projected forward according to the Company’s estimates of the potential duration and extent of the spill, spill response and clean up.

Spill-Response Costs and Assumptions  These costs include costs associated with relief-well drilling, source containment and well control, and spill mitigation and removal costs.

Relief-well drilling costs include the costs of materials, manpower and day rates for two drilling rigs. BP has publicly indicated that it expects the Macondo well to be permanently plugged upon the successful completion of ongoing relief-well drilling. Based on information available to it, the Company believes that it is reasonable to expect, with an allowance for potential weather-related and other delays, that the first relief well may successfully intercept and permanently plug the Macondo well by mid-August 2010. Thus, the Company’s low-end estimate assumes that the first relief well is successful in permanently plugging the Macondo well in mid-August 2010, and that the second relief well, which is also in the process of being drilled, ceases drilling at the time the well is permanently plugged. The Company’s high-end estimate assumes that the first relief well is not successful in permanently plugging the well, and that completion of the second relief well is required to permanently plug the Macondo well, which the Company estimates, based on public information and with an allowance for potential weather-related and other delays, could occur in mid-October 2010.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Source-containment and well-control costs primarily include amounts related to the following:

•	the operation of remote-operated vehicles (ROVs) observing the well’s current status and working to shut in the well;
•	ongoing containment and subsea-collection efforts; and
•	the deployment of numerous vessels to support operations and collect and/or flare hydrocarbons.

The Company’s estimates assume that a majority of the source-containment activities will no longer be necessary after the well is permanently plugged.

Spill mitigation and removal costs primarily include labor, materials and equipment associated with dispersant application, containment and boom acquisition and deployment, operation of support vessels and aircraft, and shoreline clean up. These costs also include amounts associated with efforts to prevent or minimize hydrocarbons from reaching shorelines, including costs to construct barrier islands and costs related to federal, state and local efforts to coordinate the response and to control the spill. The Company’s estimates for spill mitigation and removal costs are based on the assumption that marine/open water and shoreline clean-up activities are ongoing throughout the relief-well drilling period and continue for sixty to ninety days subsequent to permanently plugging the Macondo well.

After sixty to ninety days, it is assumed that any hydrocarbons remaining in the ocean will have evaporated or degraded to the point where additional marine/open water clean up is either unnecessary or ineffective. The Company expects shoreline clean-up activities to continue beyond the sixty- to ninety-day period subsequent to the permanent plugging of the Macondo well; however, at this time, the Company is unable to reasonably estimate shoreline clean-up costs subsequent to this sixty- to ninety-day period due to uncertainty regarding the location and severity of shoreline soiling, which could significantly impact the completion date of shoreline clean up. For example, if contamination occurs in wetland areas, clean-up activities could extend well beyond sixty to ninety days subsequent to the permanent plugging of the well, resulting in significantly higher expected clean-up costs than if the contamination were on a beach area. The Company believes it will be better positioned to reasonably estimate shoreline clean-up costs to be incurred beyond this initial sixty- to ninety-day period after the well has been permanently plugged and marine-response efforts are substantially complete.

OPA Damage Claims  These damages are assessed pursuant to OPA and are limited, in general, to $75 million. However, the $75 million limit has not been applied for purposes of formulating the Company’s estimates and may not be applicable where there is a finding of gross negligence, willful misconduct, or a violation of an applicable federal safety, construction, or operating regulation by an RP, an agent or employee of an RP, or a person acting pursuant to a contractual relationship with an RP. OPA damages (other than NRD, discussed below) include costs associated with increased public-service expenses, damages to real or personal property, damages to subsistence uses of natural resources, lost revenues, and lost profits and earning capacity.

The Company’s estimate includes estimated OPA damage claims and costs to administer those claims based on claims data received from BP to date. This data was used to formulate estimates of the number of claims to be filed, the average expected per-claim payout, and costs to administer claims and operate claims offices projected through the conclusion of marine clean-up activities, that is, through the sixty- to ninety-day period subsequent to permanently plugging the Macondo well. The Company believes that claims will continue well beyond the completion of marine clean-up activities, but is currently unable to reasonably estimate the amount and extent of future claims or related administrative costs that may be incurred by BP or others. The Company lacks visibility into, among other things, the processes associated with OPA damage claim approvals and claims administration that is available to both BP and independent parties charged with administering OPA damage claims. This significantly hinders the Company’s ability to formulate a long-term estimate of potential OPA damage claims. Accordingly, the Company’s current estimates do not include amounts attributable to damage claims that could be made subsequent to the Company’s estimate of the completion date of marine clean-up activities.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Allocable Share of Gross OPA-related Environmental Costs  As discussed above, under applicable accounting guidance the Company is required to determine its allocable share of gross OPA-related environmental liabilities, based on the Company’s estimate of the allocation method and percentage that may ultimately apply. No agreed-upon or stipulated allocation of gross OPA-related environmental liabilities currently exists. As a result, the Company considered the following factors for purposes of estimating a range of its allocable share of these liabilities:

•

BP’s payment to date of 100% of Deepwater Horizon event-related costs – BP is currently paying all Deepwater Horizon event-related costs and has repeatedly stated publicly and in congressional testimony that it will continue to pay all of these costs. The Company knows of no reason that BP will not continue to pay these costs as they arise. The obligation of the RPs for amounts payable under OPA is satisfied as such amounts are paid. Accordingly, the Company currently estimates its minimum allocable share of gross OPA-related environmental liabilities to be zero, recognizing that once amounts are paid by BP, these liabilities become JOA contingent liabilities (which are discussed above).

•

Anadarko’s co-lessee interest in the Macondo well lease block – If BP ceases paying 100% of these costs, the United States Government could seek payment from all RPs (including BP and Anadarko) under the joint and several liability provisions of OPA. Under this scenario, the Company estimates its maximum allocation of gross OPA-related environmental liabilities could be 25%, which is equivalent to Anadarko’s working interest in the Macondo well. This maximum allocation assumes no allocation of costs to non-lessee RPs.

•

Allocation to non-lessee RPs – In addition to the three co-lessees of the lease block in which the Macondo well is located (including the Company), two other government-designated RPs have been identified for the Deepwater Horizon events (non-lessee RPs). The sharing of costs by all RPs, including the non-lessee RPs, would reduce Anadarko’s potential maximum allocable share of gross OPA-related environmental liabilities to an amount less than Anadarko’s 25% working interest in the Macondo well.

Based on the above, the Company has concluded that a range of 0-25% is appropriate for its potential allocable share of gross OPA-related environmental liabilities. Furthermore, due to the potential for BP, despite its statements to the contrary, to cease paying 100% of these costs, and the potential allocation to non-lessee RPs, Anadarko is currently unable to determine that any single allocation percentage within the 0-25% range is more likely to result than another. Accordingly, applicable accounting guidance requires the Company to accrue its liability for its share of allocable gross OPA-related environmental liabilities at the low end of the estimated range, in this case 0%, resulting in zero accrual at June 30, 2010 for potential OPA-related environmental obligations related to the Deepwater Horizon events.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Other Contingencies

Penalties and Fines  These costs include amounts that may be assessed as a result of potential civil and/or criminal penalties under various federal, state and/or local statutes and/or regulations as a result of the Deepwater Horizon events, including, for example, Section 311 of the Clean Water Act (CWA), the Outer Continental Shelf Lands Act, the Migratory Bird Treaty Act, and possibly other federal, state and local laws. The foregoing does not represent an exhaustive list of statutes and regulations that potentially could trigger a penalty or fine assessment against the Company. It is not possible for the Company to reasonably estimate the amount of any federal, state or local penalties that could be assessed or the extent to which such penalties could be material to the Company’s financial statements. To date, no penalties or fines have been assessed against the Company or, to the Company’s knowledge, any other party.

The Company currently considers its greatest exposure to penalties and fines to be under the CWA. Under the CWA, these include, among other penalties, civil penalties for events such as the Deepwater Horizon events that may be assessed in an amount not more than $37,500 per day or $1,100 per barrel of oil discharged. In cases of gross negligence or willful misconduct, such civil penalties may be increased to not less than $140,000 per day and not more than $4,300 per barrel of oil discharged, although several factors (as described below) impact this assessment. At this time, and as discussed more fully below, the Company is unable to determine whether it will be subject to a CWA penalty assessment, and if a CWA penalty were to be individually assessed against the Company, the amount of such penalty.

The CWA states that penalties may be assessed against the “owner, operator or person in charge.” Under the CWA, it is not clear that the Company, as a non-operating interest holder, would, as a matter of law, be assessed penalties based upon the actions of the operator. Accordingly, the Company, as a non-operating working interest owner in the MC 252 lease, does not consider its exposure to potential liability for penalties arising under the CWA to be “probable” at this time.

Notwithstanding the above, the Company has nevertheless considered its potential exposure to a directly assessed CWA penalty, and has concluded that a reasonable estimate of such penalty cannot be made at this time. If assessed, a CWA penalty would likely be calculated based upon the total volume of oil spilled. Over the course of the spill, there have been several widely varying estimates of the flow rate from the well by various agencies, including the National Incident Command’s Flow Rate Technical Group (Technical Group). The most recent estimated flow rate, as stated by the Technical Group, is 35,000 to 60,000 barrels per day. This flow rate and previously stated flow rates appear to measure the combined flow of oil and natural gas at a single point in time. This is problematic for purposes of estimating the total volume of oil spilled since CWA penalties have not typically been applied to natural gas releases. In addition, published spill-volume calculations do not take into account the varying flow rates over time, which are caused by natural variations in the formation’s production of hydrocarbons, nor do they consider changing physical conditions at the point of release, which likely occurred, for example, in connection with the removal of the riser in advance of implementing alternative subsea collection efforts. These variations may significantly impact the total volume of oil spilled.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Additional uncertainty exists as to how aggregate spill-volume estimates, once officially determined, would be applied for purposes of calculating potential CWA penalties that may be directly assessed against the Company. Moreover, if these spill-volume estimates were used for purposes of directly assessing a penalty against the Company, the following subjective factors could significantly impact the amount of such penalty:

•	the degree of culpability involved;

•	the seriousness of the violation;

•	the economic benefit to the violator;

•	any other penalty(ies) assessed for the same incident;

•	the history of prior violations; and

•	any mitigation efforts undertaken and the success of those efforts.

The above factors, coupled with the range of uncertainty surrounding the estimate of the total amount of oil spilled and the applicability of this estimate for purposes of assessing CWA penalties prevents the Company from reasonably estimating its exposure to CWA penalties and fines at this time. Thus, currently, the Company can neither conclude that its exposure to CWA penalties is “probable,” nor can the Company reasonably estimate the amount of its potential liability, if any, for CWA penalties.

Natural Resource Damages  This category includes costs to assess damages to natural resources resulting from the spill and/or spill clean-up activities, as well as the future damage claims that may be made by federal and/or state natural resource trustee agencies at the completion of their assessment of the damages. Natural resources generally include land, fish, water, air, wildlife, or other such resources belonging to, managed by, or held in trust by, or otherwise controlled by, the federal, state or local government.

Based on information provided by BP to the Company, costs associated with assessing NRD have been incurred by BP through June 30, 2010. According to recent testimony, these amounts are intended to fund costs associated with the trustees’ pre-assessment activities for establishing baseline conditions prior to assessing potential impacts from the spill and spill clean-up efforts. Assessment-funding amounts may change significantly based on the extent and magnitude of the spill and spill clean-up activities, which will not be fully known until the flow of hydrocarbons has permanently ceased and clean-up activities are substantially complete. Thus, the Company is unable to estimate total NRD assessment costs at this time. The Company also anticipates that federal and/or state natural resource trustee agencies may make NRD damage claims against certain parties; however, the Company is unable to reasonably estimate the magnitude of any potential damage claims until spill-response efforts and the NRD assessment is complete, which may take several years.

Civil Litigation Damage Claims  Civil litigation related to the Deepwater Horizon events has commenced. As of June 30, 2010, numerous lawsuits have been filed against BP and other parties, including the Company, by fishing, boating and shrimping industry groups; restaurants; commercial and residential property owners; certain rig workers or their families; and other parties in state and federal courts located in Alabama, Florida, Georgia, Louisiana, Mississippi, South Carolina, Tennessee and Texas. Many of the lawsuits filed assert various claims of negligence and violations of several federal and state laws and regulations, including, among others, OPA; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Air Act; the CWA; and the Endangered Species Act; or challenge existing permits for operations in the Gulf of Mexico. Generally, the plaintiffs are seeking actual damages, punitive damages, declaratory judgment and injunctive relief.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

In May and June 2010, various plaintiffs and BP filed motions to consolidate all of the federal cases related to the Deepwater Horizon events before one judge, who would preside over the consolidated Multidistrict Litigation in a single venue (MDL). On July 29, 2010, a public hearing of the United States Judicial Panel on Multidistrict Litigation was held to determine whether to consolidate the lawsuits filed in the various federal courts related to the Deepwater Horizon events into an MDL. A ruling is expected during the third quarter of 2010.

Lawsuits seeking to place limitations on the Company’s projects in the Gulf of Mexico have also been filed by non-governmental organizations against various governmental agencies.

In June 2010, a class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purported purchasers of the Company’s stock between June 12, 2009, and June 9, 2010, against Anadarko and certain of its officers. The complaint alleges causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs.

Also in June 2010, a shareholder derivative petition was filed in the District Court of Harris County, Texas, by a shareholder of the Company against Anadarko (as a nominal defendant) and certain of its officers and current and certain former directors. The petition alleges breaches of fiduciary duties, unjust enrichment, and waste of corporate assets in connection with the Deepwater Horizon events. The plaintiffs seek certain changes to the Company’s governance and internal procedures, disgorgement of profits, and reimbursement of litigation fees and costs.

These proceedings are at a very early stage; accordingly, the Company currently cannot assess the probability of losses, or reasonably estimate a range of potential losses related to the proceedings described above. The Company intends to vigorously defend itself, its officers and its directors in these proceedings.

Liability Outlook  As discussed above, the Company’s aggregate Deepwater Horizon event-related liability accrual of zero as of June 30, 2010, is not intended to represent an opinion of the Company that it will not incur any future liability related to the Deepwater Horizon events. The Company’s liability assessment is based on the application of relevant accounting guidance to the Company’s current understanding of available facts surrounding the Deepwater Horizon events. As more facts become known, it is reasonably possible that the Company may be required to recognize a liability related to the Deepwater Horizon events, and that liability could be material to the Company’s consolidated financial position, results of operations and cash flows. For example, new information arising out of the legal-discovery process could alter the legal assessment as to the likelihood of the Company incurring a liability for its existing JOA contingent obligations. Moreover, if BP discontinues payment or is otherwise unable to satisfy its obligations, the Company could be required to recognize an OPA-related environmental liability. Similarly, if other RPs do not satisfy their obligations under OPA, the Company could incur additional liability. If Anadarko is required to recognize and pay additional liabilities, the Company could pursue remedies under the JOA to recover costs from BP or the other working interest owner, and/or pursue recovery or contribution from other RPs that are not party to the JOA.

Insurance Recoveries  The Company carries insurance to protect against potential financial losses. At the time of the Deepwater Horizon events, the Company’s insurance coverage applied to gross covered costs up to a level of approximately $710 million, less up to $60 million of deductibles. Based on Anadarko’s 25% non-operated interest in the Macondo well, the Company estimates its potential net insurance coverage could total $178 million, less deductibles of $15 million. The Company has not recognized a receivable for any potential recoveries in its Consolidated Balance Sheets. At this time, recovery of these amounts is not considered probable because the Company is not considered to have incurred a probable loss under the JOA or an insurable loss for unpaid liabilities. If the existing legal assessment changes such that the Company becomes liable under the JOA for Deepwater Horizon event-related costs and funds such costs, the Company is positioned to recover the first $163 million of insured costs under its existing insurance policy. The Company also carries directors’ and officers’ insurance to cover certain risks associated with certain of the above-described legal proceedings.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Deepwater Drilling Moratorium

In May and July 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE), previously known as the Minerals Management Service, an agency of the Department of the Interior (DOI), issued directives requiring lessees and operators of federal oil and gas leases in the Outer Continental Shelf regions of the Gulf of Mexico and Pacific ocean to cease drilling all new deepwater wells, including wellbore sidetracks and bypasses, through November 30, 2010. These deepwater drilling moratoria (collectively, the Moratorium) prohibit drilling and/or spudding any new wells, and require operators that were in the process of drilling wells to proceed to the next safe opportunity to secure such wells, and to take all necessary steps to cease operations and temporarily abandon the impacted wells. Anadarko has ceased all drilling operations in the Gulf of Mexico in accordance with the Moratorium, which resulted in the suspension of operations of two operated deepwater wells (Lucius and Nansen) and one non-operated deepwater well (Vito).

The Moratorium does not apply to workovers, completions, plugging and abandonment or production activities; however, in order to continue such activities, the Company is required to comply with additional safety inspection and certification requirements that were set forth in two Notice to Lessees and Operators (NTL) issued by the BOEMRE in June 2010.

As a result of the Moratorium and additional inspection and safety requirements issued by the BOEMRE, in May and June 2010, the Company provided notification of force majeure to drilling contractors of four of the Company’s contracted deepwater rigs in the Gulf of Mexico. On June 14, 2010, the Company gave written notice of termination to the drilling contractor of a rig placed in force majeure in May 2010. On June 18, 2010, the Company filed a lawsuit against the drilling contractor seeking a judicial declaration that the Company’s interpretation of the drilling contract was correct and that the contract terminated on June 19, 2010. The drilling contractor filed an answer in July 2010 denying the Moratorium constituted a force majeure and asserted that Anadarko had breached the drilling contract.

The Company has $3.3 billion and $377 million of unproved property acquisition costs and exploratory drilling costs, respectively, included in net properties and equipment on the Consolidated Balance Sheets at June 30, 2010, related to properties in the Gulf of Mexico that are subject to the Moratorium. As of June 30, 2010, no impairment of these properties has been recognized due to the Moratorium. The Company’s intent to continue exploration and development of these properties is unchanged at this time.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Goodwill

At June 30, 2010, the Company had $5.3 billion of goodwill recorded as a result of past business combinations. The Company tests goodwill for impairment annually, at October 1, or more often as facts and circumstances warrant. The first step in the goodwill impairment test is to compare the fair value of each reporting unit to which goodwill has been assigned to the carrying amount of net assets, including goodwill, of the respective reporting unit. Anadarko has allocated goodwill to three reporting units, oil and gas exploration and production, gathering and processing, and transportation, with goodwill balances of $5.2 billion, $134 million and $5 million, respectively, as of June 30, 2010. The Company’s most recent annual goodwill impairment test was completed on October 1, 2009, with no impairment indicated.

During the second quarter of 2010, a decline in the fair value of Anadarko’s oil and gas exploration and production reporting unit was indicated as a result of the Deepwater Horizon events and general uncertainty arising in connection with the Moratorium and uncertain related regulatory impacts. See Note 2 and Note 3. The Company completed a goodwill impairment test as of June 30, 2010, and the results of the test indicated no impairment. Uncertainty related to the Deepwater Horizon events, the Moratorium, significant declines in commodity prices, or other unanticipated events, could result in further goodwill impairment tests in the near term, the results of which may have a material adverse impact on the Company’s results of operations.

5. Noncontrolling Interest

During the three months ended June 30, 2010, Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, issued approximately five million common units, representing limited partner interests, to the public. This offering raised proceeds of $97 million, recorded as noncontrolling interests. As of June 30, 2010, the balance of noncontrolling interests on the Consolidated Balance Sheets includes approximately $64 million, net of tax, which will be transferred to paid-in capital if and when the WES subordinated limited partner units convert to common units. As of June 30, 2010, Anadarko’s ownership interest in WES consists of a 51.5% limited partner interest (common and subordinated units), a 2% general partner interest and incentive distribution rights.

See Note 17 for discussion regarding WES financing activities subsequent to June 30, 2010.

6. Inventories

The major classes of inventories, included in other current assets, are as follows:

millions	June 30, 2010	December 31, 2009
Crude oil and NGLs	$121	$142
Natural gas	19	94

Total	$140	$236

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Properties and Equipment

Suspended Exploratory Drilling Costs  The Company’s capitalized suspended well costs at June 30, 2010, and December 31, 2009, were $828 million and $579 million, respectively. The increase primarily relates to capitalization of additional costs associated with successful exploration drilling activities in Brazil, the Maverick basin in the Company’s Southern Region and in the Gulf of Mexico, including $45 million in drilling costs incurred for the Macondo well through April 20, 2010, the date of the Macondo well blowout. See Note 2. For the six months ended June 30, 2010, $2 million of exploratory well costs, previously capitalized as suspended well costs for greater than one year, were charged to dry hole expense, and $75 million of capitalized suspended well costs were reclassified to proved properties.

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

Impairments  Impairment expense for the three and six months ended June 30, 2010, was $115 million and $127 million, respectively, including $114 million recognized in the second quarter 2010 related to a production platform included in the oil and gas exploration and production operating segment that is idle with no immediately identified plans for use, and for which no market or a limited market currently exists. The platform was impaired to fair value of $25 million, estimated using inputs characteristic of a Level 3 fair-value measurement.

Impairment expense for the three and six months ended June 30, 2009, was $23 million and $74 million, respectively, of which $22 million and $69 million, respectively, related to certain transportation contracts included in the marketing operating segment and resulting from changes in price differentials at specific locations. These assets were impaired to fair value using market-based inputs characteristic of a Level 2 fair-value measurement.

8. Investments

Noncontrolling Mandatorily Redeemable Interests  In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets, with an aggregate fair value of $2.9 billion at the time of the contribution, to newly formed unconsolidated entities in exchange for noncontrolling mandatorily redeemable interests in those entities. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion. The Company accounts for its investment in these entities under the equity method of accounting. At June 30, 2010, the carrying amount of these investments was $2.8 billion, while the carrying amount of notes payable to affiliates was $2.9 billion. Anadarko has legal right of setoff and intends to net-settle its obligations under each of the notes payable to the investees with the distributable value of its interest in the corresponding investee. Accordingly, the investments and the obligations are presented net on the Consolidated Balance Sheets with the excess of the notes payable to affiliates over the aggregate investment carrying amount reported in other long-term liabilities - other for all periods presented.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Investments (Continued)

Interest on the notes issued by Anadarko is variable, based on London Interbank Offered Rate (LIBOR) plus a spread that fluctuates with Anadarko’s credit rating. The applicable interest rate was 1.54% and 1.25% at June 30, 2010, and December 31, 2009, respectively. Other (income) expense, net for the three and six months ended June 30, 2010, includes interest expense on the notes payable to the investee entities of $9 million and $18 million, respectively, and equity in earnings from Anadarko’s investments in the investee entities of $(9) million and $(18) million, respectively. Other (income) expense, net for the three and six months ended June 30, 2009, includes interest expense on the notes payable to the investee entities of $16 million and $36 million, respectively, and equity in earnings from Anadarko’s investments in the investee entities of $(14) million and $(23) million, respectively.

Midstream Financing Arrangement  In December 2007, Anadarko, and an entity formed by a group of unrelated third-party investors (the Investor), formed Trinity Associates LLC (Trinity), a variable interest entity. Trinity was initially capitalized with a $100 million cash contribution by Anadarko in exchange for Class A member and managing member interests in Trinity, and a $2.2 billion cash contribution by the Investor in exchange for a Class B member cumulative preferred interest. Trinity invested $100 million in a United States Government securities money market fund (the Fund) and loaned $2.2 billion to a wholly owned midstream subsidiary of Anadarko (Midstream Holding). See Note 10 for discussion regarding the midstream financing arrangement and Note 17 for a subsequent event that is expected to affect the Midstream Subsidiary Note Payable to a Related Party.

As of June 30, 2010, Trinity’s assets consist of $100 million invested in the Fund and the $1.3 billion note receivable from Midstream Holding. Trinity’s earnings, which consist primarily of interest income from the note receivable and the Fund, are allocated first to the Investor’s Class B member interest, until its cumulative preferred return is satisfied, with the remaining earnings allocated to Anadarko’s Class A member interest. These earnings-allocation provisions generally result in Anadarko receiving a minor share of Trinity’s total earnings, consistent with the relative sizes of Anadarko’s Class A and the Investor’s Class B member capital account balances. Should Trinity incur a loss, Anadarko would absorb first-dollar losses of Trinity, until its Class A member capital account in Trinity is reduced to zero.

Through its Class A member and managing member interests, Anadarko has significant influence over Trinity; therefore, Anadarko accounts for its investment in Trinity under the equity method of accounting. As of June 30, 2010, the carrying amount of Anadarko’s investment in Trinity, reported in other assets, and the Company’s maximum exposure to loss were each $100 million. Anadarko does not hold a controlling financial interest in Trinity because it does not have the power, without the Investor’s consent, to direct activities that are significant to Trinity’s economic performance. Further, Anadarko’s right to allocated Trinity earnings and its obligation to absorb first-dollar losses of Trinity, if any, do not have the potential to be significant relative to the total potential earnings and losses of Trinity.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Derivative Instruments

Objective and Strategy  The Company is exposed to commodity price and interest-rate risk, and management considers it prudent to periodically enter into derivative instruments in order to manage the Company’s exposure to cash flow variability resulting from these risks.

Futures, swaps and options are used to manage the Company’s exposure to commodity price risk inherent in the Company’s oil and gas production and gas-processing operations (Oil and Gas Production/Processing Derivative Activities). Futures contracts and commodity price swap agreements are used to fix the price of expected future oil and gas sales at major industry trading locations, such as Henry Hub, Louisiana for gas and Cushing, Oklahoma for oil. Basis swaps are used to fix or float the price differential between the product price at one market location versus another. Options are used to establish a floor and a ceiling price (collar) for expected future oil and gas sales. Derivative instruments are also used to manage commodity price risk inherent in customer pricing requirements and to fix margins on the future sale of natural gas and NGLs from the Company’s leased storage facilities (Marketing and Trading Derivative Activities).

The Company also enters into physical-delivery sales contracts to manage cash flow variability. These contracts call for the receipt or delivery of physical product at a specified location and price, which may be fixed or market-based.

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

The accumulated other comprehensive loss balances related to commodity derivatives at June 30, 2010, and December 31, 2009, were $6 million ($4 million after tax) and $10 million ($7 million after tax), respectively. The accumulated other comprehensive loss balances related to interest-rate derivatives at June 30, 2010, and December 31, 2009, were $132 million ($84 million after tax) and $141 million ($89 million after tax), respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Derivative Instruments (Continued)

Oil and Gas Production/Processing Derivative Activities  Below is a summary of the Company’s derivative instruments related to its oil and gas production as of June 30, 2010. The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below reflect a combination of NYMEX Cushing and London Brent Dated prices.

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
MBbls/d— thousand barrels per day

A three-way collar is a combination of three options: a sold call, a purchased put and a sold put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price that the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price (e.g., NYMEX) plus the excess of the purchased put strike price over the sold put strike price.

Marketing and Trading Derivative Activities  In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and derivative transactions entered into to reduce commodity price risk associated with certain physical product sales. At June 30, 2010, and December 31, 2009, the Company had outstanding physical transactions related to natural gas for 37 billion cubic feet (Bcf) and 46 Bcf, respectively, offset by derivative transactions for 27 Bcf and 17 Bcf, respectively, for net positions of 10 Bcf and 29 Bcf, respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Derivative Instruments (Continued)

Interest-Rate Derivatives  In 2008 and 2009, Anadarko entered into interest-rate swap agreements to mitigate the risk of rising interest rates on up to $3.0 billion of debt expected to be refinanced in 2011 and 2012, over a reference term of either 10 years or 30 years. The Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR. The swap instruments include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period.

Unrealized (gains) losses of $397 million and $424 million on these swap agreements are reported in (gains) losses on other derivatives, net for the three and six months ended June 30, 2010, respectively. For the three months ended June 30, 2009, the Company realized $552 million in cash after revising the contractual terms of this swap portfolio, increasing the weighted-average interest rate from approximately 3.25% to approximately 4.80%. The realized gains were partially offset by unrealized losses on these agreements of $200 million and $90 million for the three and six months ended June 30, 2009, respectively.

A summary of the swaps outstanding as of June 30, 2010, including the outstanding notional principal amounts and the associated reference periods, is presented below.

millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount:	Start	End	Interest Rate

$ 750	October 2011	October 2021	4.72%
$ 1,250	October 2011	October 2041	4.83%
$ 250	October 2012	October 2022	4.91%
$ 750	October 2012	October 2042	4.80%

During the first six months of 2009, Anadarko issued fixed-rate senior notes in the aggregate principal amount of $2.0 billion. In advance of these debt issuances, Anadarko entered into derivative financial instruments, effectively hedging the United States Treasury portion of the coupon rate on a portion of this debt. These derivative instruments were settled concurrently with the associated debt issuance, resulting in a realized loss of $3 million and $16 million for the three months and six months ended June 30, 2009, respectively, reflected in (gains) losses on other derivatives, net.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Derivative Instruments (Continued)

Effect of Derivative Instruments – Balance Sheet  The fair value of all derivative instruments not designated as hedging instruments (including physical-delivery sales contracts) is included in the table below.

		Gross Derivative Assets		Gross Derivative Liabilities
millions Derivatives	Balance Sheet Classification	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Commodity
	Other Current Assets	$582	$140	$(216)	$(63)
	Other Assets	278	82	(51)	(6)
	Accrued Expenses	2	195	(7)	(417)
	Other Liabilities	15	25	(19)	(52)

		877	442	(293)	(538)

Interest Rate and Other
	Other Assets	—	53	—	—
	Accrued Expenses	—	—	(236)	—
	Other Liabilities	—	—	(149)	(3)

		—	53	(385)	(3)

Total Derivatives		$877	$495	$(678)	$(541)

Effect of Derivative Instruments – Statement of Income  The unrealized and realized gain or loss amounts and classification related to derivative instruments not designated as hedging instruments are as follows:

		(Gain) Loss
millions	Classification of (Gain)	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
Derivatives	Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity	Gathering, Processing and Marketing Sales*	$1	$2	$3	$1	$(5)	$(4)
	(Gains) Losses on Commodity Derivatives, net	(161)	(103)	(264)	(182)	(670)	(852)
Interest Rate and Other	(Gains) Losses on Other Derivatives, net	—	406	406	—	435	435

Derivative (Gain) Loss, Net		$(160)	$305	$145	$(181)	$(240)	$(421)

*Represents the effect of marketing and trading derivative activities.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Derivative Instruments (Continued)

		(Gain) Loss
millions	Classification of (Gain)	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
Derivatives	Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity	Gathering, Processing and Marketing Sales*	$8	$4	$12	$(14)	$33	$19
	(Gains) Losses on Commodity Derivatives, net	(98)	266	168	(221)	590	369
Interest Rate	(Gains) Losses on Other Derivatives, net	(545)	197	(348)	(530)	84	(446)

Derivative (Gain) Loss, Net		$(635)	$467	$(168)	$(765)	$707	$(58)

*Represents the effect of marketing and trading derivative activities.

Credit-Risk Considerations  The financial integrity of exchange-traded contracts is assured by NYMEX or the Intercontinental Exchange through their systems of financial safeguards and transaction guarantees and is subject to nominal credit risk. Over-the-counter traded swaps, options and futures contracts expose the Company to counterparty credit risk. The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines, and assesses the impact, if any, of a counterparty’s creditworthiness on fair value. The Company has the ability to require cash collateral or letters of credit to mitigate credit-risk exposure. The Company also routinely exercises its contractual right to net realized gains against realized losses when settling with its counterparties.

Included in the Company’s $877 million gross derivative asset balance at June 30, 2010, is $685 million attributable to open positions with financial institutions. The Company has netting and setoff agreements with certain of these counterparties, which permit the net settlement of gross derivative assets against gross derivative liabilities. As of June 30, 2010, $355 million of the Company’s $678 million gross derivative liability balance is permitted to offset the gross derivative asset balance with financial institutions. The below tables include the financial impact of the Company’s total netting arrangements.

Most of the Company’s derivative instruments are subject to provisions requiring either full or partial collateralization of the Company’s obligations, or the immediate settlement of all such obligations, in the event of a downgrade in the Company’s credit rating to a level below investment grade from major credit rating agencies. The aggregate fair value of all derivative instruments with credit-risk-related contingent features for which a net liability position existed was $177 million, net of collateral, which is included in accrued expenses on the Company’s Consolidated Balance Sheets at June 30, 2010. In June 2010, the Company’s credit rating was downgraded from “Baa3” to “Ba1” by Moody’s Investors Service (Moody’s), which triggered credit-risk-related features with certain derivative counterparties and required the Company to post collateral under its derivative instruments. As of June 30, 2010, $74 million of cash had been posted as collateral pursuant to contractual requirements applicable to derivative instruments. No counterparties requested termination or full settlement of derivative positions.

As discussed in Note 17, in July 2010, the Company obtained commitments for financing of $6.5 billion under a new senior secured revolving credit facility and senior secured term loan facility (the Facilities). Closing of the Facilities, among other things, would cause certain of the Company’s derivative counterparties (those extending commitments under the Facilities) to receive security interests in specified assets of the Company. The secured position of the lenders participating in the Facilities will also allow the Company to reduce or eliminate its existing requirement to post cash collateral to secure its liabilities, if any, under commodity and other derivative arrangements.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Derivative Instruments (Continued)

Fair Value  Fair value of futures contracts is based on inputs that represent quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. Valuations of physical-delivery purchase and sale agreements, over-the-counter financial swaps, and commodity option collars are based on similar transactions observable in active markets and industry-standard models that primarily rely on market-observable inputs. Inputs used in the Company’s derivative valuations include market-price curves, contract terms and prices, credit-risk adjustments, and, for Black-Scholes option valuations, implied market volatility and discount factors. Because substantially all of the assumptions and inputs for industry-standard models are observable in active markets throughout the full term of the instruments, the Company categorizes each of these measurements as Level 2.

The following tables set forth, by level within the fair-value hierarchy, the fair value of the Company’s derivative financial assets and liabilities.

June 30, 2010 millions	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Commodity derivatives	$2	$875	$—	$(294)	$583
Interest-rate and other derivatives	—	—	—	—	—

Total derivative assets	$2	$875	$—	$(294)	$583

Liabilities:
Commodity derivatives	$(3)	$(290)	$—	$358	$65
Interest-rate and other derivatives	—	(385)	—	—	(385)

Total derivative liabilities	$(3)	$(675)	$—	$358	$(320)

(1)

Represents the impact of netting assets, liabilities and collateral with counterparties where the right of setoff exists. Cash collateral held by counterparties from Anadarko was $74 million at June 30, 2010. Anadarko held $10 million of cash collateral from counterparties at June 30, 2010.

December 31, 2009 millions	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Commodity derivatives	$4	$438	$—	$(289)	$153
Interest-rate derivatives	—	53	—	—	53

Total derivative assets	$4	$491	$—	$(289)	$206

Liabilities:
Commodity derivatives	$(6)	$(532)	$—	$333	$(205)
Interest-rate derivatives	—	(3)	—	—	(3)

Total derivative liabilities	$(6)	$(535)	$—	$333	$(208)

(1)

Represents the impact of netting assets, liabilities and collateral with counterparties where the right of setoff exists. Cash collateral held by counterparties from Anadarko was $105 million at December 31, 2009. Anadarko held no cash collateral from counterparties at December 31, 2009.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Debt and Interest Expense

Debt  The following table presents the Company’s outstanding debt as of June 30, 2010, and December 31, 2009. See Note 8 for disclosure regarding Anadarko’s notes payable related to its ownership of certain noncontrolling mandatorily redeemable interests that do not affect the Company’s reported debt balance or consolidated interest expense. Further, Note 17 provides information about commitments for financing that the Company obtained in July 2010.

	June 30, 2010			December 31, 2009
millions	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Long-term notes and debentures	$12,659	$10,892	$9,558	$12,909	$11,149	$12,133
Midstream subsidiary note payable to a related party	1,349	1,349	1,349	1,599	1,599	1,599
WES credit facility borrowing	110	110	110	—	—	—

Total debt	$14,118	$12,351	$11,017	$14,508	$12,748	$13,732
Less: Current portion of long-term debt	926	909	910	—	—	—

Total long-term debt	$13,192	$11,442	$10,107	$14,508	$12,748	$13,732

The current portion of long-term debt includes $422 million principal amount ($419 million carrying value) of 6.750% Senior Notes due May 2011, and $504 million accreted principal amount ($490 million carrying value) of Zero-Coupon Senior Notes (the Zero Coupons) maturing October 2036. Anadarko originally received $500 million of proceeds upon issuing the Zero Coupons in a 2006 private offering. The Zero Coupons have an aggregate principal amount due at maturity of $2.4 billion, reflecting a yield to maturity of 5.24%. The holder has an option to put 82% of the principal amount (or $504 million accreted value) to Anadarko in October 2010. As of June 30, 2010, the carrying amount associated with the portion of the Zero Coupons putable to the Company in October 2010 is classified as a current portion of long-term debt on the Company’s Consolidated Balance Sheets because, if the put option is exercised, the Company intends to retire this portion of the Zero Coupons using cash on hand. In addition, pursuant to current terms of the Zero Coupons, there is no put option in 2011, but the holder has the right to cause the Company to repay 100% of any remaining principal at the Zero Coupons’ then-accreted value in October of each year, starting in 2012.

The following table presents the debt activity of the Company for the six months ended June 30, 2010.

millions	Activity	Principal	Carrying Value	Description
Balance as of December 31, 2009		$14,508	$12,748
First Quarter 2010
	Issuance	750	745	6.200% Senior Notes due 2040
	WES borrowing	210	210	WES credit facility borrowing
	Retirements	(528)	(522)	Tender-offer repurchases
	Repayment	(250)	(250)	Midstream subsidiary note repayment
	Other, net	—	6	Changes in debt premium or discount
Second Quarter 2010
	Retirements	(472)	(479)	Tender-offer repurchases
	WES repayment	(100)	(100)	WES credit facility repayment
	Other, net	—	(7)	Changes in debt premium or discount

Balance as of June 30, 2010		$14,118	$12,351

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Debt and Interest Expense (Continued)

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

Midstream Subsidiary Note Payable to a Related Party  In December 2007, Anadarko and the Investor formed Trinity, with initial capitalization totaling $2.3 billion. See Note 8 for additional information regarding the Company’s interest in Trinity. The principal balance owed by Midstream Holding to Trinity is described in the accompanying Consolidated Balance Sheets as Midstream Subsidiary Note Payable to a Related Party (Midstream Subsidiary Note). The Midstream Subsidiary Note has an initial maturity date of December 27, 2012. Interest on the Midstream Subsidiary Note is based on the three-month LIBOR plus a margin that varies based on Anadarko’s credit rating. The rate in effect as of July 1, 2010, was 1.73%. Following a sale or transfer of assets to third parties or other entities within Anadarko, Midstream Holding and/or its subsidiaries is required to repay a portion of the Midstream Subsidiary Note principal. Midstream Holding may otherwise repay the Midstream Subsidiary Note in whole or in part at any time prior to maturity. Midstream Holdings’ obligation for principal and interest payments is guaranteed by Anadarko Petroleum Corporation. If Anadarko’s senior unsecured credit rating falls below “BB-” by Standard and Poor’s (S&P) or “Ba3” by Moody’s, maturity of the Midstream Subsidiary Note could be accelerated. As of June 30, 2010, the Company was in compliance with all covenants governing the Midstream Subsidiary Note agreement and S&P and Moody’s rated the Company’s debt at “BBB-” and “Ba1,” respectively.

As discussed in Note 17, in July 2010, the Company obtained commitments for financing of $6.5 billion under the Facilities, and repayment of the Midstream Subsidiary Note is a condition to closing on the Facilities.

Anadarko Revolving Credit Agreement  At June 30, 2010, Anadarko was in compliance with the covenants contained in its $1.3 billion revolving credit agreement (RCA), which matures in March 2013. At June 30, 2010, the RCA was undrawn with available capacity of $1.1 billion ($1.3 billion undrawn capacity less $196 million in outstanding letters of credit supported by the RCA). Subsequent to June 30, 2010, $100 million of additional letters of credit, which are also supported by the RCA, were provided to counterparties. As discussed in Note 17, in July 2010, the Company obtained commitments for financing of $6.5 billion under the Facilities (including $5.0 billion under a five-year senior secured revolving credit facility). The RCA will be terminated upon closing of the Facilities and outstanding letters of credit will be cancelled and replaced with letters of credit provided under the Facilities.

WES Revolving Credit Facility  At June 30, 2010, WES was in compliance with the covenants contained in its $350 million senior unsecured revolving credit facility (RCF). Outstanding borrowings under the RCF, which carry an annual interest rate of 2.72%, were $110 million at June 30, 2010. See Note 17 for WES financing activities subsequent to June 30, 2010.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Debt and Interest Expense (Continued)

Interest Expense  The following table summarizes the amounts included in interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2010	2009	2010	2009
Current debt, long-term debt and other	$192	$206	$394	$393
Midstream subsidiary note payable to a related party	6	11	13	23
(Gain) loss on early retirements of debt (1)	32	(1)	72	(2)
Capitalized interest	(30)	(15)	(55)	(31)

Interest expense	$200	$201	$424	$383

(1)	(Gain) loss on early retirements of debt in 2010 are the result of repurchasing $1.0 billion aggregate principal amount of debt under the tender offer discussed above.

11. Stockholders’ Equity

Common Stock  The reconciliation between basic and diluted earnings per share (EPS) from income attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2010	2009	2010	2009
Income (loss):
Net income (loss) attributable to common stockholders	$(40)	$(226)	$676	$(564)
Less: Distributions on participating securities	—	—	1	—
Less: Undistributed income allocated to participating securities	—	—	5	—

Basic	$(40)	$(226)	$670	$(564)

Diluted	$(40)	$(226)	$670	$(564)

Shares:
Basic
Weighted-average common shares outstanding	495	477	494	468
Dilutive effect of stock options and performance-based stock awards	—	—	2	—

Diluted	495	477	496	468

Excluded (1)	13	15	6	14

Income (loss) per common share:
Basic	$(0.08)	$(0.48)	$1.36	$(1.21)
Diluted	$(0.08)	$(0.48)	$1.35	$(1.21)
Dividends per common share	$0.09	$0.09	$0.18	$0.18

(1) Inclusion of the average shares for these awards would have had an anti-dilutive effect.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.   Commitments and Contingencies

The following discussion of the Company’s commitments and contingencies excludes discussion related to the Deepwater Horizon events and the Moratorium. See Note 2 and Note 3.

General   Litigation charges and adjustments of $1 million decreased income and $3 million increased income for the three and six months ended June 30, 2010, respectively. Litigation charges and adjustments of $58 million and $45 million decreased income for the three and six months ended June 30, 2009, respectively. The Company is a defendant in a number of lawsuits and is involved in governmental proceedings, including, but not limited to, royalty claims, contract claims and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica and benzene while working at refineries (previously owned by predecessors of acquired companies) located in Texas, California and Oklahoma. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Litigation   The Company is subject to various claims by its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, post-production costs and expenses and royalty valuations. The Company was named as a defendant in a case styled U.S. of America ex rel. Harrold E. Wright v. AGIP Petroleum Co., et al. filed in September 2000 in the United States District Court for the Eastern District of Texas, Lufkin Division. Kerr-McGee Corporation (Kerr-McGee) was also named as a defendant in this legal proceeding. This lawsuit generally alleges that the Company, including Kerr-McGee, and other industry defendants knowingly undervalued natural gas in connection with royalty payments on production from federal and Indian lands. Based on the Company’s present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and is vigorously asserting such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of damages, including treble damages and substantial monetary fines. The claims against the Company have not been set for trial. The Company has reached a tentative settlement with the United States Government and the Relators, which, if finalized, will resolve this litigation against Anadarko and Kerr-McGee, as well as several administrative actions. The tentative settlement must be approved by various levels of authority within the United States Government, which could take up to a year. Management has accrued a liability for the estimated settlement amount. The Company believes that an additional loss, in excess of the amount accrued, is unlikely to have a material adverse effect on Anadarko’s consolidated financial position, results of operations or cash flows.

In January 2009, Tronox Incorporated (Tronox) and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Court). In connection with those bankruptcy cases, Tronox filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance (the Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko as well as punitive damages, and litigation fees and costs. In addition, Tronox seeks to equitably subordinate and/or disallow all claims asserted by Anadarko and Kerr-McGee in the bankruptcy cases. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Court dismissed Tronox’s request for punitive damages relating to their fraudulent conveyance claims with prejudice. The Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. Anadarko and Kerr-McGee have moved to dismiss three breach of fiduciary duty related claims in the amended complaint. That motion has been briefed and is awaiting disposition by the Court.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.   Commitments and Contingencies (Continued)

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

In June 2010, Anadarko and Kerr-McGee filed a motion in Tronox’s Chapter 11 cases to compel Tronox to assume or reject the Master Separation Agreement (together with all annexes, related agreements, and ancillary agreements thereto, the MSA). On July 21, 2010, in response to this motion, Tronox announced to the Court that it would reject the MSA effective as of July 22, 2010. Anadarko, Kerr-McGee and Tronox have agreed to prepare a joint Stipulation and Agreed Order for entry by the Court. When the order is entered, Anadarko and Kerr-McGee will have 30 days from the date the order is entered to file a claim for damages caused by the rejection. On July 7, 2010, Tronox filed a Joint Plan of Reorganization of Tronox, Inc. et al. (the Plan) and a Disclosure Statement regarding the Plan. The Plan proposes to address Tronox’s legacy liabilities by transferring these liabilities to trusts formed for this purpose. The Plan also contemplates entry into an Environmental Claims Settlement Agreement with the United States, the Navajo Nation, and certain other governmental claimants. Tronox has been negotiating with the United States, the Ad Hoc Noteholders Committee, the Equity Committee, and certain governmental claimants. The interested parties continue to negotiate the terms of such a settlement. The form of such a settlement will be filed with the Plan Supplement, which will be filed no later than 14 days before a hearing on Plan confirmation. Tronox has proposed that as part of the settlement, the United States will receive, in addition to other consideration, the right to 88% of the proceeds of the Adversary Proceeding pending in the Court (Anadarko Litigation). If certain tort claimants vote in favor of the Plan, the remaining 12% interest in any recovery will be distributed to those claimants. An Anadarko Litigation Trust would be established pursuant to the Plan and governed by an Anadarko Litigation Trust Agreement to be filed with the Plan Supplement. The Anadarko Litigation Trust Agreement will provide that the United States will have the right to approve or reject any proposed settlement of the Anadarko Litigation, after consultation with certain other government entities and with certain representatives of holders of tort claims. Tronox will have no responsibility, obligation, or liability with respect to the Anadarko Litigation Trust. The Disclosure Statement and the Plan could be opposed by interested parties, including Anadarko and Kerr-McGee. Therefore, it is unclear whether those or any other such agreements between Tronox and the United States and others will be approved or implemented, or what, if any, effect such agreements might have on the course, cost or outcome of the bankruptcy litigation.

In addition, a consolidated class action complaint has been filed in the United States District Court for the Southern District of New York on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005 and January 12, 2009 against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors and Ernst & Young LLP. The complaint alleges causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee and other defendants moved to dismiss the class action complaint and in June 2010, the Court issued an opinion and order dismissing the plaintiffs’ complaint against Anadarko, but granted the plaintiffs leave to re-plead their claims. The court further granted in part and denied in part the motions to dismiss by Kerr-McGee and certain of its former officers and directors, but permitted plaintiffs leave to re-plead certain of the dismissed claims. Plaintiffs’ amended complaint was filed on July 30, 2010.

The Company intends to continue to defend itself vigorously.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.   Commitments and Contingencies (Continued)

Deepwater Royalty Relief Act   In 1995, the United States Congress passed the Deepwater Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalties on certain federal leases located in the deep waters of the Gulf of Mexico. The Company currently owns interests in several deepwater Gulf of Mexico leases. After the passage of the DWRRA, the Minerals Management Service (MMS) (which was recently renamed the BOEMRE) inserted price thresholds into leases issued in 1996, 1997 and 2000 that effectively eliminated the DWRRA royalty relief if these price thresholds were exceeded.

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

The MMS issued two additional orders to Anadarko in 2008 and 2009 to pay “past-due” royalties and interest covering several deepwater Gulf of Mexico leases. Anadarko filed administrative appeals with the MMS for the 2008 and 2009 orders (which were stayed pending a final non-appealable judgment relating to the 2006 Order). As a result of the Supreme Court’s denial of certiorari, the MMS notified Anadarko on February 25, 2010, that the 2008 and 2009 orders had been withdrawn.

Guarantees and Indemnifications   Under the terms of the MSA entered into between Kerr-McGee and Tronox, a former wholly owned subsidiary that held Kerr-McGee’s chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental-remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. As of June 30, 2010, the Company has a $95 million liability recorded for the guarantee obligation. See Litigation section of this Note 12 and Note 17 for a discussion of events occurring subsequent to June 30, 2010, related to this guarantee obligation.

The Company is guarantor for specific financial obligations of a trona mining affiliate. The investment in this entity is accounted for under the equity method. The Company has guaranteed a portion of amounts due under a term loan. The Company’s guarantee under the term loan expires in the fourth quarter of 2010, coinciding with the maturity of that agreement. The Company would be obligated to pay $15 million under the term loan if the affiliate defaulted on the obligation. No liability has been recognized for this guarantee as of June 30, 2010.

The Company also provides certain indemnifications in relation to asset dispositions. These indemnifications typically relate to disputes, litigation or tax matters existing at the date of disposition. In connection with the 2006 sale of its Canadian subsidiary, the Company indemnified the purchaser for audit adjustments that may be imposed by the Canadian taxing authorities for periods prior to the sale. At June 30, 2010, other long-term liabilities include a $50 million liability for this contingency. The Company believes it is probable that the remaining indemnification will be settled with the purchaser in cash.

Other   The Company’s Consolidated Balance Sheets at June 30, 2010, include a long-term asset and corresponding long-term liability of $237 million, representing the Company’s 27% ownership in and obligation for construction costs to date of a floating production, storage and offloading vessel (FPSO) to be used in its Ghana operations. At December 31, 2009, the Company’s Consolidated Balance Sheets include a liability of $129 million for the Company’s share of FPSO construction costs incurred through December 31, 2009. In May 2010, a lease agreement was executed by the FPSO operator, with lease commencement expected to occur in the fourth quarter 2010, once the vessel has been delivered and accepted. The Company expects to record a capital lease asset and obligation when the lease term begins.

The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of Anadarko, the liability (if any) with respect to these claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state and local laws and regulations. At June 30, 2010, the Company’s Consolidated Balance Sheets include a $90 million liability for remediation and reclamation obligations. The Company continually monitors the remediation and reclamation process and adjusts its liability for these obligations as necessary.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.   Income Taxes

The following table is a summary of the Company’s income tax expense (benefit) and effective tax rates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions except percentages	2010	2009	2010	2009
Income tax expense (benefit)	$49	$(135)	$566	$(349)
Effective tax rate	233%	38%	45%	39%

The increase in the Company’s effective tax rate as compared to the 35% statutory rate for the three months ended June 30, 2010, is primarily attributable to the accrual of the Algerian exceptional profits tax (which is non-deductible for Algerian income tax purposes), U.S. tax on foreign income inclusions and distributions, other foreign taxes in excess of the federal statutory rate, and unfavorable resolution of tax contingencies. This increase in the effective tax rate is partially reduced by U.S. tax on losses from foreign operations, the federal manufacturing deduction, state income taxes (due to a decrease in the Company’s estimate of deferred state income taxes) and other items. The increase in the Company’s effective tax rate as compared to the 35% statutory rate for the six months ended June 30, 2010, is primarily attributable to the accrual of the Algerian exceptional profits tax, U.S. tax on foreign income inclusions and distributions, other foreign taxes in excess of the federal statutory rate, state income taxes and unfavorable resolution of tax contingencies. This increase in the effective tax rate is partially reduced by U.S. tax on losses from foreign operations, federal manufacturing deduction and other items. The increase in the Company’s effective tax rate as compared to the 35% statutory rate for the three and six months ended June 30, 2009, is primarily attributable to changes in uncertain tax positions and state income taxes, partially reduced by the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of federal statutory rates, U.S. tax on foreign income inclusions and distributions and other items.

14.   Supplemental Cash Flow Information

The following table presents amounts of cash paid for interest (net of amounts capitalized) and income taxes, as well as amounts related to non-cash investing transactions.

	Six Months Ended
	June 30,
millions	2010	2009
Cash paid:
Interest	$343	$348
Income taxes	$153	$195
Non-cash investing activities:
Fair value of properties and equipment received in non-cash exchange transactions	$18	$38

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.   Segment Information

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

Adjusted EBITDAX may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) attributable to common stockholders and other performance measures, such as operating income or cash flow from operating activities. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions	2010	2009	2010	2009
Income (loss) before income taxes	$21	$(351)	$1,266	$(896)
Exploration expense	198	288	353	589
Depreciation, depletion and amortization expense	902	933	1,883	1,739
Impairments	115	23	127	74
Interest expense	200	201	424	383
Less: Net income attributable to noncontrolling interests	12	10	24	17

Consolidated Adjusted EBITDAX	$1,424	$1,084	$4,029	$1,872

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.   Segment Information (Continued)

The following table presents selected financial information for Anadarko’s operating segments. Information presented below as “Other and Intersegment Eliminations” includes results from hard minerals non-operated joint ventures and royalty arrangements, operating activities that are not considered operating segments, as well as corporate, financing and certain hedging activities.

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended June 30, 2010:

Sales revenues	$1,223	$45	$1,295	$—	$2,563
Intersegment revenues	1,058	208	(1,165)	(101)	—
Gains (losses) on divestitures and other, net	1	—	—	40	41

Total revenues and other	$2,282	$253	$130	$(61)	$2,604

Operating costs and expenses (1)	730	145	113	24	1,012
(Gains) losses on commodity derivatives, net	—	—	—	(264)	(264)
(Gains) losses on other derivatives, net	—	—	—	406	406
Other (income) expense, net	—	—	—	14	14
Net income attributable to noncontrolling interests	—	12	—	—	12

Total	730	157	113	180	1,180

Adjusted EBITDAX	$1,552	$96	$17	$(241)	$1,424

Three Months Ended June 30, 2009:

Sales revenues	$829	$64	$1,001	$—	$1,894
Intersegment revenues	782	175	(886)	(71)	—
Gains (losses) on divestitures and other, net	4	4	—	11	19

Total revenues and other	$1,615	$243	$115	$(60)	$1,913

Operating costs and expenses (1)	644	151	119	77	991
(Gains) losses on commodity derivatives, net	—	—	—	168	168
(Gains) losses on other derivatives, net	—	—	—	(348)	(348)
Other (income) expense, net	—	—	—	8	8
Net income attributable to noncontrolling interests	—	10	—	—	10

Total	644	161	119	(95)	829

Adjusted EBITDAX	$971	$82	$(4)	$35	$1,084

(1)	Operating costs and expenses exclude exploration, DD&A and impairment expenses since these expenses are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.   Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total

Six Months Ended June 30, 2010:

Sales revenues	$2,744	$100	$2,849	$—	$5,693
Intersegment revenues	2,309	432	(2,542)	(199)	—
Gains (losses) on divestitures and other, net	(12)	—	—	62	50

Total revenues and other	$5,041	$532	$307	$(137)	$5,743

Operating costs and expenses (1)	1,478	317	233	56	2,084
(Gains) losses on commodity derivatives, net	—	—	—	(852)	(852)
(Gains) losses on other derivatives, net	—	—	—	435	435
Other (income) expense, net	—	—	—	23	23
Net income attributable to noncontrolling interests	—	24	—	—	24

Total	1,478	341	233	(338)	1,714

Adjusted EBITDAX	$3,563	$191	$74	$201	$4,029

Six Months Ended June 30, 2009:

Sales revenues	$1,280	$123	$2,242	$—	$3,645
Intersegment revenues	1,824	333	(1,982)	(175)	—
Gains (losses) on divestitures and other, net	14	4	—	46	64

Total revenues and other	$3,118	$460	$260	$(129)	$3,709

Operating costs and expenses (1)	1,241	288	235	136	1,900
(Gains) losses on commodity derivatives, net	—	—	—	369	369
(Gains) losses on other derivatives, net	—	—	—	(446)	(446)
Other (income) expense, net	—	—	—	(3)	(3)
Net income attributable to noncontrolling interests	—	17	—	—	17

Total	1,241	305	235	56	1,837

Adjusted EBITDAX	$1,877	$155	$25	$(185)	$1,872

(1)	Operating costs and expenses exclude exploration, DD&A and impairment expenses since these expenses are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.   Pension Plans and Other Postretirement Benefits

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

During the six months ended June 30, 2010, the Company made contributions of $70 million to its funded pension plans, $2 million to its unfunded pension plans and $15 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2010, the Company expects to contribute approximately $23 million to its funded pension plans, approximately $17 million to its unfunded pension plans and approximately $4 million to its unfunded other postretirement benefit plans.

The following table sets forth the Company’s pension and other postretirement benefit costs.

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
millions	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$18	$14	$2	$3
Interest cost	21	19	4	5
Expected return on plan assets	(20)	(18)	—	—
Amortization of actuarial loss (gain)	15	12	—	(1)
Amortization of prior service cost (credit)	—	1	(1)	(1)
Settlements	—	10	—	—

Net periodic benefit cost	$34	$38	$5	$6

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
millions	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$35	$27	$4	$5
Interest cost	42	39	8	9
Expected return on plan assets	(41)	(36)	—	—
Amortization of actuarial loss (gain)	32	25	(1)	(1)
Amortization of prior service cost (credit)	1	1	(1)	(1)
Settlements	—	10	—	—

Net periodic benefit cost	$69	$66	$10	$12

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Subsequent Events

Anadarko Financing Activities In July 2010, the Company obtained commitments for $6.5 billion in new financing in the form of a $5.0 billion senior secured revolving credit facility that matures in five years, and a $1.5 billion senior secured term-loan facility that matures in six years (the Facilities). Upon closing, expected to occur in the third quarter of 2010, the new senior secured revolving credit facility will replace the Company’s existing $1.3 billion RCA, currently scheduled to mature in March 2013, and the proceeds of the new senior secured term loan will be used to refinance the Midstream Subsidiary Note. The Midstream Subsidiary Note matures in December 2012 and had $1.3 billion outstanding at June 30, 2010.

Borrowings under the Facilities will bear interest, at the Company’s election, based on LIBOR, the JPMorgan Chase Bank prime rate, or the federal funds rate, plus a margin. LIBOR-based borrowings under the revolving credit facility are expected to include a margin ranging from 2.75% to 4.00%, based on the Company’s credit rating. Borrowings under the six-year term-loan facility will amortize in quarterly installments of 0.25% of the original principal amount. The Company may elect to repay any borrowings outstanding under the Facilities at any time, in whole or in part.

Borrowings and other obligations that may be incurred by the Company under the Facilities will be secured by liens on certain of the Company’s exploration and production assets located in the United States, and 65% of the capital stock of certain of the Company’s foreign subsidiaries. The secured position of the lenders under the Facilities will be subject to existing liens and customary exceptions, and limitations on the incurrence of debt secured by certain assets, as provided in the indentures under which the Company’s existing senior unsecured notes were issued. Accordingly, the senior unsecured notes currently outstanding will remain unsecured after closing of the Facilities.

The terms of the Facilities are expected to include customary representations and warranties, conditions precedent, events of default, affirmative and negative covenants and financial covenants, and are subject to customary closing conditions.

WES Financing Activities In connection with the acquisition of certain midstream assets from Anadarko on August 2, 2010, WES borrowed $250 million under a three-year, unsecured term loan with a group of banks (the Term Loan). The Term Loan bears interest at LIBOR plus an applicable margin ranging from 2.50% to 3.50% depending on WES’s consolidated leverage ratio, as defined in the Term Loan agreement. The Term Loan contains various customary covenants for WES, which are substantially similar to those in WES’s RCF. Also, on August 2, 2010, WES exercised the accordion feature of its RCF, expanding its borrowing capacity under the RCF from $350 million to $450 million, and subsequently borrowed $200 million under the RCF, bringing aggregate borrowings outstanding under the RCF to $310 million, with $140 million of remaining capacity.

Tronox Obligation In June 2010, Anadarko and Kerr-McGee moved to compel Tronox to assume or reject the MSA. On July 21, 2010, in response to this motion Tronox announced to the Court that it would reject the MSA effective as of July 22, 2010. Anadarko, Kerr-McGee, and Tronox have agreed to prepare a joint Stipulation and Agreed Order for entry by the Court. When the order is entered, Anadarko and Kerr-McGee will have 30 days from the date the order is entered to file a claim for damages caused by the rejection. The Company is currently analyzing any impact the rejection of the MSA may have on the Company’s consolidated financial position, results of operations and cash flows. See Note 12.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases and discussions with Company management, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities, and also include those statements preceded by, followed by or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about the energy market;

•	production levels;

•	reserve levels;

•	operating results;

•	competitive conditions;

•	technology;

•	the availability of capital resources, capital expenditures and other contractual obligations;

•	the supply and demand for and the price of natural gas, oil, natural gas liquids (NGLs) and other products or services;

•	volatility in the commodity-futures market;

•	the weather;

•	inflation;

•	the availability of goods and services;

•	drilling risks;

•	future processing volumes and pipeline throughput;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business;

•

legislative or regulatory changes, including retroactive royalty or production tax regimes, hydraulic-fracturing regulation, deepwater drilling and permitting regulations, derivatives reform, changes in state and federal corporate taxes, environmental regulation, environmental risks and liability under federal, state and foreign and local environmental laws and regulations;

•	the outcome of events in the Gulf of Mexico related to the Deepwater Horizon events;

•	the success of the Gulf of Mexico relief wells in permanently plugging the Macondo well and BP Exploration & Production Inc.’s (BP) related response and clean-up efforts;

•	the impact of the deepwater drilling moratoria (collectively, the Moratorium) and resulting legislative and regulatory changes on the Company’s Gulf of Mexico and International offshore operations;

•	current and potential legal proceedings, environmental or other obligations arising from Tronox Incorporated (Tronox);

•

current and potential legal proceedings, and environmental or other obligations arising from the Deepwater Horizon events, the Oil Pollution Act of 1990 (OPA) and other regulatory obligations, and the joint operating agreement (JOA) for the Macondo well;

•	the creditworthiness of the Company’s financial counterparties and operating partners;

•	the securities, capital or credit markets;

•	the Company’s ability to repay its debt;

•

the closing of a $5.0 billion senior secured revolving credit facility that matures in five years and a $1.5 billion senior secured term-loan facility that matures in six years for which the Company has received commitments;

•	the impact of downgrades to the Company’s credit rating, the ability of the Company to post required collateral, if requested, and the Company’s ability to improve its credit rating;

•	the outcome of any proceedings related to the Algerian exceptional profits tax; and

•

other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in the Company’s 2009 Annual Report on Form 10-K, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, this Form 10-Q and in the Company’s other public filings, press releases and discussions with Company management.

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Item 1, and the information set forth in Risk Factors under Item 1A, as well as the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Item 8 of the 2009 Annual Report on Form 10-K, and the information set forth in Risk Factors under Item 1A of the 2009 Annual Report on Form 10-K.

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

DEEPWATER HORIZON EVENTS

In April 2010, the Macondo well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating interest, discovered hydrocarbon accumulations. During suspension operations, the well blew out, an explosion occurred on the Deepwater Horizon drilling rig and the drilling rig sank, resulting in the release of hydrocarbons into the Gulf of Mexico. Eleven people lost their lives in the explosion and subsequent fire, and others sustained personal injuries. Refer to Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion and analysis of these events.

DEEPWATER DRILLING MORATORIUM

Anadarko has ceased all drilling operations in the Gulf of Mexico in accordance with the Moratorium, which resulted in the suspension of operations of two operated deepwater wells (Lucius and Nansen) and one non-operated deepwater well (Vito). Refer to Note 3—Deepwater Drilling Moratorium in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information on the Moratorium.

OPERATING HIGHLIGHTS

Significant operational highlights by area during the second quarter of 2010 include the following:

United States Onshore

•

The Company’s Rocky Mountain Region (Rockies) achieved second-quarter sales volumes of 278 thousand barrels of oil equivalent per day (MBOE/d), representing a 10% increase over the second quarter of 2009.

•	The Company’s Southern Region achieved second-quarter sales volumes of 125 MBOE/d, representing a 6% increase over the second quarter of 2009.

Gulf of Mexico

•	For information on the Deepwater Horizon events, see Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
•

The Company encountered more than 650 net feet of oil pay to date in three of the primary targets in the Lucius appraisal well (50% working interest) in the Keathley Canyon block 875. As a result of the Moratorium, drilling was suspended approximately 2,000 feet from total depth with one additional target yet to test. For information on the Moratorium, see Note 3—Deepwater Drilling Moratorium in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

•

The Company encountered approximately 250 net feet of pay in the second Vito appraisal well (20% working interest) in a shallower Miocene reservoir. As a result of the Moratorium, drilling was suspended prior to reaching the main objectives.

•

The Company successfully completed the Callisto discovery well (100% working interest) and expects to tie the well back to the Independence Hub natural gas platform. The well is expected to begin production later this year at an anticipated rate of approximately 40 million cubic feet of natural gas per day.

International

•	The Company encountered 75 net feet of oil pay in the successful Mahogany-5 appraisal well (30.9% working interest) in the West Cape Three Points block offshore Ghana.
•

The Wahoo #1 drillstem test (30% working interest) located on block BM-C-30 in the deepwater Campos Basin offshore Brazil flowed at a sustained rate of approximately 7,500 barrels of oil per day and approximately 4 million cubic feet of natural gas per day.

FINANCIAL HIGHLIGHTS

Significant financial highlights during the second quarter of 2010 and through the date of filing this Form 10-Q include the following:

•	The Company generated $1.6 billion of cash flow from operations and ended the quarter with $3.4 billion of cash on hand.
•	The Company completed a $1.0 billion cash tender offer in March and April 2010 by repurchasing $472 million principal amount of debt during the second quarter of 2010.
•

In June 2010, Moody’s Investor Services (Moody’s) lowered the Company’s senior unsecured credit rating from “Baa3” to “Ba1” and placed the Company’s long-term ratings under review for further possible downgrade, while Standard & Poor’s (S&P) and Fitch Ratings (Fitch) each affirmed their “BBB-” rating with a negative outlook.

•

In late July 2010, the Company obtained commitments for $6.5 billion in new financing, including a five-year secured revolving credit facility of $5.0 billion, which would replace the Company’s existing $1.3 billion Revolving Credit Agreement (RCA) with the remaining three-year term. For additional information, see Liquidity and Capital Resources.

The following discussion pertains to Anadarko’s financial condition, results of operations and changes in financial condition. Any increases or decreases “for the three months ended June 30, 2010” refer to the comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009, and any increases or decreases “for the six months ended June 30, 2010” refer to the comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil and NGLs, sales volumes, the Company’s ability to discover additional oil and natural-gas reserves, the cost of finding such reserves, and costs required for operations.

RESULTS OF OPERATIONS

Selected Data

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2010	2009	2010	2009
Financial Results
Total revenues and other(1)	$2,604	$1,913	$5,743	$3,709
Costs and expenses	2,227	2,235	4,447	4,302
Other (income) expense(1)	356	29	30	303
Income tax expense (benefit)	49	(135)	566	(349)
Net income (loss) attributable to common stockholders	$(40)	$(226)	$676	$(564)
Net income (loss) per common share attributable to common stockholders – diluted	$(0.08)	$(0.48)	$1.35	$(1.21)
Average number of common shares outstanding – diluted	495	477	496	468
Operating Results
Adjusted EBITDAX(2)	$1,424	$1,084	$4,029	$1,872
Sales volumes (MMBOE)	59	56	121	110

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

FINANCIAL RESULTS

Net Income (Loss) Attributable to Common Stockholders  For the second quarter of 2010, Anadarko’s net loss attributable to common stockholders was $40 million or $0.08 per share (diluted). This compares to a net loss attributable to common stockholders of $226 million or $0.48 per share (diluted) for the second quarter of 2009. For the six months ended June 30, 2010, Anadarko’s net income attributable to common stockholders was $676 million or $1.35 per share (diluted), compared to a net loss attributable to common stockholders of $564 million or $1.21 per share (diluted) for the same period of 2009.

Sales Revenues, Volumes and Prices

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
millions except percentages	2010	vs. 2009	2009	2010	vs. 2009	2009
Gas sales	$802	21%	$663	$1,883	23%	$1,534
Oil and condensate sales	1,338	46	914	2,840	83	1,550
Natural-gas liquids sales	235	103	116	509	156	199

Total	$2,375	40	$1,693	$5,232	59	$3,283

Anadarko’s sales revenues for the three and six months ended June 30, 2010, increased primarily due to higher commodity prices and increased production volumes, as follows:

	Three Months Ended June 30,
	Natural Gas	Oil and Condensate	NGLs	Total
2009 sales revenues	$663	$914	$116	$1,693
Changes associated with sales volumes	(3)	82	50	129
Changes associated with prices	142	342	69	553

2010 sales revenues	$802	$1,338	$235	$2,375

	Six Months Ended June 30,
	Natural Gas	Oil and Condensate	NGLs	Total
2009 sales revenues	$1,534	$1,550	$199	$3,283
Changes associated with sales volumes	22	281	104	407
Changes associated with prices	327	1,009	206	1,542

2010 sales revenues	$1,883	$2,840	$509	$5,232

The following table provides Anadarko’s sales volumes for the three and six months ended June 30, 2010, compared to 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
	2010	vs. 2009	2009	2010	vs. 2009	2009
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	53	7%	49	107	10%	97
International	6	(4)	7	14	7	13

Total	59	6	56	121	10	110

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	583	7	546	592	10	537
International	68	(4)	71	76	7	71

Total	651	6	617	668	10	608

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Other (Income) Expense—(Gains) Losses on Commodity Derivatives, net below. Production of natural gas, crude oil and NGLs is usually not affected by seasonal swings in demand.

Natural-Gas Sales Volumes, Average Prices and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
	2010	vs. 2009	2009	2010	vs. 2009	2009
United States
Sales volumes—Bcf	211	(1)%	213	427	1%	421
MMcf/d	2,324	(1)	2,336	2,358	1	2,325
Price per Mcf	$3.79	21	$3.12	$4.41	21	$3.64
Gas sales revenue (millions)	$802	21	$663	$1,883	23	$1,534

Bcf—billion cubic feet

MMcf/d—million cubic feet per day

The Company’s daily natural-gas sales volumes decreased 12 MMcf/d for the three months ended June 30, 2010. This decrease was primarily a result of lower sales volumes in the Gulf of Mexico due to a natural decline at Independence Hub, partially offset by higher volumes from the Haynesville and Marcellus shale plays in the Southern Region and higher volumes in the Rockies due to increased drilling activity. The Company’s daily natural-gas sales volumes increased 33 MMcf/d for the six months ended June 30, 2010. The increase was primarily a result of increased production in the Southern Region and Rockies as discussed above, partially offset by a decrease in the Gulf of Mexico due to a natural decline at Independence Hub.

The average natural-gas price Anadarko received increased for the three and six months ended June 30, 2010, primarily attributable to an increase in demand.

Crude-Oil and Condensate Sales Volumes, Average Prices and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
	2010	vs. 2009	2009	2010	vs. 2009	2009
United States
Sales volumes—MMBbls	12	17%	9	24	26%	19
MBbls/d	130	17	111	133	26	106
Price per barrel	$73.89	34	$55.31	$74.45	58	$47.23

International
Sales volumes—MMBbls	6	(4)	7	14	7	13
MBbls/d	68	(4)	71	76	7	71
Price per barrel	$75.66	36	$55.64	$75.59	52	$49.81

Total
Sales volumes—MMBbls	18	9	16	38	18	32
MBbls/d	198	9	182	209	18	177
Total price per barrel	$74.49	34	$55.44	$74.86	55	$48.26
Total oil and condensate sales revenues (millions)	$1,338	46	$914	$2,840	83	$1,550

MMBbls—million barrels

MBbls/d—thousand barrels per day

Anadarko’s daily crude-oil and condensate sales volumes increased 16 MBbls/d and 32 MBbls/d for the three and six months ended June 30, 2010, respectively. These increases were primarily due to higher crude-oil sales volumes of 13 MBbls/d and 22 MBbls/d, respectively, in the Gulf of Mexico due to the completion of prolonged repairs of third-party downstream infrastructure during the third quarter of 2009 that was damaged during the 2008 hurricane season, and additional production that came online during the second quarter of 2009. Algerian crude-oil sales volumes also increased 6 MBbls/d for the six months ended June 30, 2010, due to the scheduling of cargo liftings. In addition, crude-oil sales volumes increased for the three and six months ended June 30, 2010, as a result of shifting drilling from gas to liquid-rich areas in the Rockies and Southern Region.

Anadarko’s average crude-oil price increased for the three and six months ended June 30, 2010, as a result of increased global demand and tightening supply from conventional non-OPEC production.

Natural-Gas Liquids Sales Volumes, Average Prices and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
	2010	vs. 2009	2009	2010	vs. 2009	2009
United States
Sales volumes—MMBbls	6	43%	4	12	52%	8
MBbls/d	66	43	46	66	52	43
Price per barrel	$39.05	41	$27.64	$42.80	68	$25.52
Natural-gas liquids sales revenues (millions)	$235	103	$116	$509	156	$199

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s daily NGLs sales volumes for the three and six months ended June 30, 2010, increased 20 MBbls/d and 23 MMBbls/d, respectively. These increases were primarily in the Rockies and resulted from a new natural-gas processing train brought online late in the second quarter of 2009, the implementation of new processing agreements late in 2009 and increased natural-gas production in the Rockies.

The average NGLs price increased for the three and six months ended June 30, 2010, primarily due to a sustained increase in the spread between crude oil and natural gas prices and sustained global petrochemical demand.

Gathering, Processing and Marketing Margin

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
millions except percentages	2010	vs. 2009	2009	2010	vs. 2009	2009
Gathering, processing and marketing sales	$188	(6)%	$201	$461	27%	$362
Gathering, processing and marketing expenses	149	(19)	183	332	4	318

Margin	$39	117	$18	$129	193	$44

For the three and six months ended June 30, 2010, gathering, processing and marketing margin increased $21 million and $85 million, respectively. These increases were primarily related to higher prices for NGLs and condensate, which increased revenue under percent-of-proceeds and keep-whole contracts, higher margins and volumes associated with natural-gas sales from inventory, and lower transportation costs, partially offset by an increase in cost of product as well as margins associated with assets divested in 2009. For the three months ended June 30, 2009, gathering, processing and marketing revenues and expenses are higher due to an adjustment to revenues and expenses that did not affect the margin.

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
millions except percentages	2010	vs. 2009	2009	2010	vs. 2009	2009
Oil and gas operating	$196	(10)%	$218	$383	(17)%	$459
Oil and gas transportation and other	196	7	184	387	8	358
Exploration	198	(31)	288	353	(40)	589

For the three and six months ended June 30, 2010, oil and gas operating expenses decreased primarily due to cost savings that continued to be realized from programs initiated in response to lower oil and gas prices in early 2009. These cost savings programs initiated in 2009 included deferrals of certain workovers, favorable vendor negotiations and other operating efficiencies. Oil and gas operating expenses also decreased due to lower surface maintenance and outside-operated expenses in the Gulf of Mexico, primarily due to timing of well work.

For the three months ended June 30, 2010, oil and gas transportation and other expenses increased due to $12 million of costs related to force majeure invoked on contracted drilling rigs in the Gulf of Mexico that would have otherwise been capitalized as drilling costs. For additional information, see Note 3—Deepwater Drilling Moratorium in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. For the six months ended June 30, 2010, oil and gas transportation and other expenses increased primarily due to higher third-party gas gathering and transportation costs attributable to increased production in both the Rockies and Southern Region, and costs related to the Company invoking force majeure as discussed above. Partially offsetting the increase for the six months ended June 30, 2010, were costs associated with drilling rig contract termination fees incurred in 2009 as a result of lower 2009 commodity prices.

Exploration expense decreased by $90 million for the three months ended June 30, 2010, primarily due to lower dry hole expense in the Gulf of Mexico of $56 million, as well as lower impairments of unproved properties in Nigeria of $20 million and China of $19 million. Exploration expense decreased by $236 million for the six months ended June 30, 2010, primarily due to lower dry hole expense in the Gulf of Mexico of $139 million, Alaska of $26 million and Indonesia of $13 million, as well as lower impairments of unproved properties in Nigeria of $20 million and in China of $19 million.

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
millions except percentages	2010	vs. 2009	2009	2010	vs. 2009	2009
General and administrative	$203	(10)%	$226	$413	(5)%	$435
Depreciation, depletion and amortization	902	(3)	933	1,883	8	1,739
Other taxes	268	49	180	569	72	330
Impairments	115	NM	23	127	72	74

NM – percentage change does not provide meaningful information

For the three and six months ended June 30, 2010, general and administrative (G&A) expense decreased primarily due to employee expenses, primarily attributable to share-based compensation plans.

For the three months ended June 30, 2010, depreciation, depletion and amortization (DD&A) expense decreased $60 million primarily due to lower DD&A from properties that were fully depleted, partially offset by a $29 million increase attributable to higher sales volumes. For the six months ended June 30, 2010, DD&A expense increased by $144 million of which $131 million was due to higher sales volumes.

For the three months ended June 30, 2010, other taxes increased primarily due to higher commodity prices and higher oil and NGLs volumes resulting in increased Algerian exceptional profits tax expense of $17 million, United States production and severance taxes of $46 million and Chinese windfall profits tax of $10 million, as well as increased ad valorem taxes of $9 million primarily due to higher assessed property values. For the six months ended June 30, 2010, other taxes increased primarily due to higher commodity prices and higher volumes resulting in increased Algerian exceptional profits tax expense of $91 million, United States production and severance taxes of $91 million and Chinese windfall profits tax of $24 million, as well as increased ad valorem taxes of $25 million primarily due to higher assessed property values.

Impairments for the three months ended June 30, 2010, were attributable to $115 million of oil and gas exploration and production operating segment properties in the United States, $114 million of which related to a production platform that is idle with no identifiable plans for use, and for which no market or a limited market currently exists. The platform was impaired to fair value. Impairments for the three months ended June 30, 2009, included $22 million of marketing operating segment intangible assets. Impairments for the six months ended June 30, 2010, included $114 million related to the production platform discussed above, $5 million of other oil and gas exploration and production operating segment properties in the United States and $8 million of marketing operating segment intangible assets. Impairments for the six months ended June 30, 2009, included $69 million of marketing operating segment intangible assets and $5 million of oil and gas exploration and production operating segment properties in the United States. The marketing operating segment impairments related to transportation contracts and were caused by lower margins between certain locations. The oil and gas exploration and production operating segment impairments were primarily a result of the economic and commodity price environment.

Other (Income) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
millions except percentages	2010	vs. 2009	2009	2010	vs. 2009	2009
Interest Expense
Current debt, long-term debt and other	$192	(7)%	$206	$394	—%	$393
Midstream subsidiary note payable to a related party	6	(45)	11	13	(43)	23
(Gain) loss on early retirement of debt	32	NM	(1)	72	NM	(2)
Capitalized interest	(30)	100	(15)	(55)	77	(31)

Interest expense	$200	—	$201	$424	11	$383

For the three and six months ended June 30, 2010, Anadarko’s interest expense included losses on early retirements of debt of $32 million and $72 million, respectively, resulting from the repurchase of $1.0 billion principal amount of senior notes pursuant to the Company’s tender offer as discussed under Liquidity and Capital Resources. These losses were partially offset by increases in capitalized interest primarily due to higher construction-in-progress balances related to long-term capital projects.

As further discussed under Liquidity and Capital Resources and Note 17—Subsequent Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, in July 2010, the Company obtained commitments for $6.5 billion in new financing in the form of a $5.0 billion senior secured revolving credit facility that matures in five years, and a $1.5 billion senior secured term-loan facility that matures in six years (the Facilities). Upon closing, the new senior secured revolving credit facility will replace the Company’s existing $1.3 billion RCA and the new senior secured term loan will be used to refinance the Midstream Subsidiary Note Payable to a Related Party (Midstream Subsidiary Note). In connection with these transactions, the Company is expected to incur underwriting, structuring and arrangement and other fees and expenses. The majority of such fees will be initially capitalized and amortized to interest expense over the term of the associated debt or credit commitment. The Company may also incur higher cash interest cost in future periods, depending on the level of borrowings the Company incurs under the Facilities, the ultimate terms of such borrowings, and the prevailing interest rates.

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
millions except percentages	2010	vs. 2009	2009	2010	vs. 2009	2009
(Gains) Losses on Commodity Derivatives, net
Realized (gains) losses
Natural gas	$(163)	79%	$(91)	$(182)	3%	$(176)
Oil and condensate	2	(129)	(7)	—	(100)	(45)

Total realized (gains) losses	(161)	64	(98)	(182)	(18)	(221)

Unrealized (gains) losses
Natural gas	166	(66)	100	(400)	NM	377
Oil and condensate	(269)	NM	166	(270)	NM	213

Total unrealized (gains) losses	(103)	139	266	(670)	NM	590

Total (gain) loss on commodity derivatives, net	$(264)	NM	$168	$(852)	NM	$369

The Company utilizes commodity derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas and crude oil. The change in (gain) loss on commodity derivatives, net includes the impact of derivatives entered into or settled and price changes related to open positions at June 30 of each year. For additional information on (gains) losses on commodity derivatives, see Note 9—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
millions except percentages	2010	vs. 2009	2009	2010	vs. 2009	2009
(Gains) Losses on Other Derivatives, net
Realized (gains) losses – interest rate derivatives and other	$—	(100)%	$(545)	$—	(100)%	$(530)
Unrealized (gains) losses – interest rate derivatives and other	406	(106)	197	435	NM	84

Total (gain) loss on other derivatives, net	$406	NM	$(348)	$435	(198)	$(446)

Anadarko enters into interest-rate swaps to fix or float interest rates on existing or anticipated indebtedness in order to mitigate exposure to unfavorable interest-rate changes. (Gains) losses on other derivatives, net decreased for the three and six months ended June 30, 2010, primarily due to the decline of the three month London Interbank Offered Rate (LIBOR) resulting in a $397 million loss in the second quarter of 2010, as well as the 2009 contract term revisions which increased the weighted-average interest rate of the Company’s swap portfolio from 3.25% to 4.80%, and resulted in a realized gain of $552 million during the second quarter of 2009. For additional information, see Note 9—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
		Inc/(Dec)			Inc/(Dec)
millions except percentages	2010	vs. 2009	2009	2010	vs. 2009	2009
Other (Income) Expense, net
Interest income	$(2)	(60)%	$(5)	$(7)	(50)%	$(14)
Other	16	(23)	13	30	(173)	11

Total other (income) expense, net	$14	(75)	$8	$23	NM	$(3)

For the three months ended June 30, 2010, total other (income) expense, net decreased $6 million primarily due to foreign currency losses of $30 million related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil, and $18 million of losses related to exchange-rate changes applicable to foreign currency purchased in anticipation of future expenditures on major development projects. Partially offsetting this decrease were lower legal reserves of $25 million. For the six months ended June 30, 2010, total other (income) expense, net decreased $26 million primarily due to foreign currency losses of $43 million related to exchange-rate changes applicable to cash held in escrow and $29 million of losses related to exchange-rate changes applicable to foreign currency purchased in anticipation of future expenditures on major development projects, partially offset by lower legal reserves of $27 million.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2010	2009	2010	2009
Income tax expense (benefit)	$49	$(135)	$566	$(349)
Effective tax rate	233%	38%	45%	39%

For the three and six months ended June 30, 2010, income tax expense (benefit) increased primarily due to an increase in income before income taxes.

The increase in the Company’s effective tax rate as compared to the 35% statutory rate for the three months ended June 30, 2010, is primarily attributable to the accrual of the Algerian exceptional profits tax (which is non-deductible for Algerian income tax purposes), U.S. tax on foreign income inclusions and distributions, other foreign taxes in excess of the federal statutory rate, and unfavorable resolution of tax contingencies. This increase in the effective tax rate is partially reduced by U.S. tax on losses from foreign operations, the federal manufacturing deduction, state income taxes (due to a decrease in the Company’s estimate of deferred state income taxes) and other items. The increase in the Company’s effective tax rate as compared to the 35% statutory rate for the six months ended June 30, 2010, is primarily attributable to the accrual of the Algerian exceptional profits tax, U.S. tax on foreign income inclusions and distributions, other foreign taxes in excess of the federal statutory rate, state income taxes and unfavorable resolution of tax contingencies. This increase in the effective tax rate is partially reduced by U.S. tax on losses from foreign operations, federal manufacturing deduction and other items. The increase in the Company’s effective tax rate as compared to the 35% statutory rate for the three and six months ended June 30, 2009, is primarily attributable to changes in uncertain tax positions and state income taxes, partially reduced by the accrual of the Algerian exceptional profits tax, other foreign taxes in excess of federal statutory rates, U.S. tax on foreign income inclusions and distributions and other items.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2010, the Company’s net income attributable to noncontrolling interests of $12 million and $24 million, respectively, primarily related to a 46.5% public ownership interest in Western Gas Partners, LP (WES), a consolidated subsidiary of the Company.

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

Adjusted EBITDAX

	Three Months Ended June 30,			Six Months Ended June 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2010	vs. 2009	2009	2010	vs. 2009	2009
Income (loss) before income taxes	$21	106%	$(351)	$1,266	NM	$(896)
Exploration expense	198	(31)	288	353	(40)%	589
Depreciation, depletion and amortization expense	902	(3)	933	1,883	8	1,739
Impairments	115	NM	23	127	72	74
Interest expense	200	—	201	424	11	383
Less: Net income attributable to noncontrolling interests	12	20	10	24	41	17

Consolidated Adjusted EBITDAX	$1,424	31	$1,084	$4,029	115	$1,872

Adjusted EBITDAX by segment
Oil and gas exploration and production	$1,552	60%	$971	$3,563	90%	$1,877
Midstream	96	17	82	191	23	155
Marketing	17	NM	(4)	74	196	25
Other and intersegment eliminations	(241)	NM	35	201	NM	(185)

Oil and Gas Exploration and Production  Adjusted EBITDAX for the three and six months ended June 30, 2010, increased primarily due to the impact of higher commodity prices and higher sales volumes.

Midstream  The increase in Adjusted EBITDAX for the three and six months ended June 30, 2010, resulted primarily from an increase in revenue due to higher prices for NGLs and condensate, which increased revenues earned under percent-of-proceeds and keep-whole contracts, partially offset by higher cost of product and margins associated with assets divested in 2009.

Marketing  Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. Adjusted EBITDAX for the three and six months ended June 30, 2010, increased primarily due to higher margins and volumes associated with natural-gas sales from inventory, and lower transportation costs.

Other and Intersegment Eliminations  Other and intersegment eliminations consist primarily of corporate costs, realized and unrealized gains and losses on derivatives and income from hard minerals investments and royalties. The decrease in Adjusted EBITDAX for the three months ended June 30, 2010, was primarily due to unrealized losses on interest-rate swaps in 2010 as opposed to realized gains on interest-rate swaps in 2009, partially offset by higher realized and unrealized gains on commodity derivatives in 2010. The increase in Adjusted EBITDAX for the six months ended June 30, 2010, was primarily due to realized and unrealized gains on commodity derivatives in 2010, partially offset by unrealized losses on interest-rate swaps in 2010 compared to realized gains on interest-rate swaps in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Overview Anadarko manages its capital needs over the long term to fund capital expenditures, debt-service obligations, and dividend payments primarily from cash flows from operating activities, and enters into debt and equity transactions to maintain the desired capital structure and finance acquisition opportunities. Liquidity may also be enhanced through asset divestitures and joint ventures that reduce future capital expenditures.

Consistent with this approach, during the first six months of 2010, cash flow from operating activities was the primary means of generating cash. Anadarko used this cash primarily for capital investment and had cash on hand of $3.4 billion at June 30, 2010. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current conditions.

Liquidity Considerations  The Company has a variety of funding sources available to it, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity and opportunities for liquidity enhancement through divestitures and joint venture arrangements. In addition, the Company has access to its $1.3 billion RCA, which was undrawn at June 30, 2010, with available capacity of $1.1 billion ($1.3 billion undrawn capacity less $196 million in outstanding letters of credit supported by the RCA). The financing commitments for $6.5 billion obtained by the Company in July 2010, and discussed in Senior Secured Facilities below, are expected to enhance the Company’s liquidity position by replacing the RCA with a $5.0 billion senior secured revolving credit facility.

Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide it with the necessary financial flexibility to fund current operations and, based on information currently available to it, any potential future obligations related to the Deepwater Horizon events. Nonetheless, Anadarko is currently unable to predict the ultimate impact of the Deepwater Horizon events on the Company’s liquidity and financial condition. See Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Senior Secured Facilities  In July 2010, the Company obtained commitments for $6.5 billion in new financing in the form of a $5.0 billion senior secured revolving credit facility that matures in five years, and a $1.5 billion senior secured term-loan facility that matures in six years (the Facilities). Upon closing, expected to occur in the third quarter of 2010, the new senior secured revolving credit facility will replace the Company’s existing $1.3 billion RCA, currently scheduled to mature in March 2013, and the proceeds of the new senior secured term loan will be used to refinance the Midstream Subsidiary Note. The Midstream Subsidiary Note matures in December 2012 and had $1.3 billion outstanding at June 30, 2010. The Facilities will be secured by liens on certain of the Company’s exploration and production assets located in the United States and 65% of the capital stock of certain of the Company’s foreign subsidiaries.

The Facilities are expected to enhance the Company’s already significant liquidity position by providing substantial additional borrowing capacity and term, if needed, relative to the Company’s existing RCA, and by refinancing a substantial portion of the Company’s debt that is otherwise scheduled to mature over the next three years.

Borrowings under the Facilities will bear interest, at the Company’s election, based on LIBOR, the JPMorgan Chase Bank prime rate, or the federal funds rate, plus a margin. LIBOR-based borrowings under the revolving credit facility are expected to include a margin ranging from 2.75% to 4.00%, based on the Company’s credit rating. Borrowings under the six-year term-loan facility will amortize in quarterly installments of 0.25% of the original principal amount.

The Company may elect to repay any borrowings outstanding under the Facilities at any time, in whole or in part. The terms of the Facilities are expected to include customary representations and warranties, conditions precedent, events of default, affirmative and negative covenants, and financial covenants, and are subject to customary closing conditions.

The secured position of the lenders under the Facilities will be subject to existing liens and customary exceptions, and limitations on the incurrence of debt secured by such assets, as provided in the indentures under which the Company’s existing senior unsecured notes were issued. The secured position of the lenders participating in the Facilities will also allow the Company to reduce or eliminate its existing requirement to post cash collateral to secure its liabilities, if any, under commodity and other derivative arrangements.

All of the Company’s existing outstanding indebtedness represents general, unsecured obligations of the Company and certain of its subsidiary issuers. Indentures under which currently outstanding unsecured debt is issued limit the extent to which the Company and certain of its subsidiaries can incur debt secured by specified assets, unless holders of such unsecured debt are equally and ratably secured. Management expects that the Facilities and any borrowings thereunder will not cause the Company to exceed the limitation on incurrence of debt secured by such assets as provided in the terms of the applicable indentures. Accordingly, the Company’s existing debt will remain unsecured after closing of the Facilities.

Effects of Credit Rating Downgrade  As a consequence of uncertainties regarding the possible range of Anadarko’s potential obligations related to the Deepwater Horizon events, in June 2010, Moody’s lowered the Company’s senior unsecured credit rating from “Baa3” to “Ba1” and placed its long-term ratings under review for further possible downgrade (the credit rating downgrade), while S&P and Fitch each affirmed their “BBB-” rating with a negative outlook.

As a result of the credit rating downgrade, the Company’s credit thresholds with its derivative counterparties were reduced and in many cases eliminated. As a result, the Company has been required to increase the amount of collateral posted with derivative counterparties when the Company’s net derivative trading position is a liability (Anadarko owes the counterparty). No counterparties have requested termination or full settlement of derivative positions. As discussed above, in July 2010, the Company obtained commitments for financing of $6.5 billion under the Facilities. Closing of the Facilities, among other things, will cause certain of the Company’s derivative counterparties (those extending commitments under the Facilities) to receive security interests in specified assets of the Company. The provision of these security interests under the Facilities is expected to eliminate the requirement for the Company to post cash collateral for derivative liabilities with such counterparties.

As a result of the credit rating downgrade, Anadarko also is more likely to be required to post collateral as financial assurance of its performance under other contractual arrangements, such as pipeline transportation contracts, oil and gas sales contracts, and work commitments. As of June 30, 2010, $17 million of cash and $196 million of letters of credit were provided as assurance of the Company’s performance under its pipeline transportation and natural-gas storage contracts. As of the date of filing this Form 10-Q with the Securities and Exchange Commission (SEC), approximately $100 million of additional letters of credit were provided to counterparties to such arrangements.

Interest on the notes related to the noncontrolling mandatorily redeemable interests issued by Anadarko is variable based on LIBOR plus a spread that fluctuates with Anadarko’s credit rating as discussed in Note 8—Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. The credit rating downgrade did not affect the Company’s borrowing spread under these notes, but a further downgrade by Moody’s or a downgrade by S&P will increase the spread the Company must pay above LIBOR by 25 basis points, which would increase the Company’s annual interest expense by $7 million. Additionally, maturity of the Midstream Subsidiary Note could be accelerated if Anadarko’s senior unsecured credit rating were to be rated below “BB-” by S&P or “Ba3” by Moody’s. As discussed above, the $1.3 billion of borrowings outstanding under the Midstream Subsidiary Note will be repaid as a condition to closing of the Facilities.

Revolving Credit Agreement  The committed line of credit continues to be available to the Company under the RCA, although the RCA may be terminated before expiration of its term in March 2013 as discussed above. Anadarko was in compliance with existing covenants at June 30, 2010, and had no borrowings outstanding under the RCA at June 30, 2010, or as of the date of filing this Form 10-Q. The credit rating downgrade did not affect the availability of credit under the RCA or the cost of borrowing under the RCA. However, if S&P were to also lower its rating of Anadarko’s senior unsecured debt below investment grade, borrowing costs under the RCA would increase by 15 basis points. As discussed above, upon closing of the facilities, the new senior secured revolving credit facility will replace the RCA.

WES Funding Sources  In addition to the RCA, Anadarko’s consolidated subsidiary, WES, has committed capacity of $350 million under a senior unsecured revolving credit facility (RCF) which extends through October 2012. As of June 30, 2010, $240 million was available for borrowing by WES under the RCF. The credit rating downgrade did not affect the availability of credit or the cost of borrowing under the WES RCF.

In connection with the acquisition of certain midstream assets from Anadarko, on August 2, 2010, WES exercised the accordion feature of its RCF, expanding its borrowing capacity under the RCF from $350 million to $450 million, and subsequently borrowed $200 million under the RCF, bringing aggregate borrowings outstanding under the RCF to $310 million, with $140 million of remaining capacity.

Also on August 2, 2010, WES borrowed $250 million under a three-year, unsecured term loan with a group of banks (the Term Loan). The Term Loan bears interest at LIBOR plus applicable margins ranging from 2.50% to 3.50% depending on WES’s consolidated leverage ratio, as defined in the Term Loan agreement. The Term Loan contains various customary covenants for WES, which are substantially similar to those in WES’s RCF.

Debt Maturities  In March and April 2010, in anticipation of the Company’s near-term debt maturities, the Company completed a public offering of $750 million principal amount of senior notes due in 2040 and completed a cash tender offer for $1.0 billion aggregate principal amount of specified series of its senior notes maturing in 2011 and 2012. Completion of the tender offer and other debt activity that occurred during the six months ended June 30, 2010, had the net effect of lowering the Company’s scheduled debt maturities to $707 million and $1.6 billion for 2011 and 2012, respectively. The amount for 2012 includes $1.3 billion and $110 million of the Midstream Subsidiary Note and WES credit facility borrowings, respectively. Scheduled maturities exclude any portion of Zero-Coupon Senior Notes due 2036 (the Zero Coupons) that may be put to Anadarko on October 10, 2012, as discussed below. The Company’s pro forma debt maturities as of June 30, 2010, after refinancing the Midstream Subsidiary Note under the Facilities and additional borrowing by WES under its RCF, as discussed above, were $707 million in 2011 and $480 million in 2012.

Anadarko originally received $500 million of proceeds upon issuing the Zero Coupons in a 2006 private offering, with an aggregate principal amount due at maturity of $2.4 billion, reflecting a yield to maturity of 5.24%. The holder has an option to put 82% of the principal amount (or $504 million accreted value) to Anadarko in October 2010. As of June 30, 2010, the carrying amount associated with the portion of the Zero Coupons putable to the Company in October 2010 is classified as a current portion of long-term debt on the Company’s Consolidated Balance Sheets because, if the put option is exercised, the Company intends to retire this portion of the Zero Coupons using cash on hand. In addition, pursuant to current terms of the Zero Coupons, the holder has the right to cause the Company to repay 100% of any remaining principal at the Zero Coupons’ then-accreted value in October of each year starting in 2012. The current portion of long-term debt includes $504 million accreted principal amount ($490 million carrying value) of Zero Coupons maturing October 2036 and $422 million principal amount ($419 million carrying value) of 6.750% Senior Notes due May 2011.

Insurance Coverage and Other Indemnities  Anadarko maintains property and casualty insurance that includes coverage for physical damage to the Company’s properties, blowout/control of well, restoration and redrill, sudden and accidental pollution, third-party liability, workers’ compensation and employers’ liability, and other risks. The insurance limits stated below for blowout/control of well and for third-party liabilities are reduced proportionally to Anadarko’s interest in a venture, except where the Company has sole responsibility for the venture. Furthermore, some of the limits stated below are aggregate amounts, but most policies allow for reinstatement. Anadarko’s insurance coverage includes deductibles which must be met prior to recovery. Additionally, the Company’s insurance is subject to exclusions and limitations and there is no assurance that such coverage will adequately protect the Company against liability from all potential consequences and damages.

The Company’s significant coverages as of June 30, 2010 include physical damage to Anadarko’s properties on a replacement cost basis; $500 million in limit for loss of production income for the Independence Hub facility; $500 million for an offshore blowout/control of well, restoration and redrill, and pollution from an offshore blowout ($75 million for onshore); $275 million aircraft liability; $675 million in limit for third-party liabilities, including personal injury, property damage, liability related to negative environmental impacts of a sudden and accidental pollution event, aircraft liability, charterer’s liability, employer’s liability, and auto liability. The Company’s total limit is approximately $1.2 billion (which is reduced proportionally to the Company’s interest in a venture except where the Company bears sole responsibility for the venture) for the negative environmental impacts of an offshore blowout. There is currently no coverage for physical damage to the Company’s properties, loss of production income for the Independence Hub facility, blowout/control of well, or restoration and redrill, if caused by a named windstorm.

Anadarko’s property and casualty insurance policies renew in June of each year, with the next renewals scheduled for June 2011. In light of the Deepwater Horizon events, the Company may not be able to secure similar coverage for the same costs. Future insurance coverage for Anadarko’s industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that the Company believes are economically acceptable. Refer to Note 2—Deepwater Horizon Events—Insurance Recoveries in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion of the Company’s insurance coverage in effect at the time of the Deepwater Horizon events.

The Company’s service agreements, including drilling contracts, generally indemnify Anadarko for injuries and death and property damage of the service provider and its employees, as well as contractors and subcontractors hired by the service provider. Also, these service agreements generally indemnify Anadarko for pollution originating from the equipment of any contractors or subcontractors hired by the service provider.

Following is a discussion of significant sources and uses of cash flows during the period. Forward-looking information related to the Company’s liquidity and capital resources is discussed in Outlook that follows.

Sources of Cash

Operating Activities  Anadarko’s cash flow from operating activities during the six months ended June 30, 2010, was $2.9 billion compared to $1.8 billion for the same period of 2009. The increase in 2010 cash flow is primarily attributable to higher commodity prices, higher sales volumes and the impact of changes in working capital items.

Fluctuations in commodity prices are the primary reason for the Company’s short-term changes in cash flow from operating activities; however, Anadarko enters into commodity derivative instruments that help to manage these fluctuations. Sales-volume changes also impact short-term cash flow, but have not been as volatile as commodity prices. Anadarko’s long-term cash flow from operating activities is dependent upon commodity prices, sales volumes, reserve replacement, the amount of costs and expenses required for continued operations and any obligation to fund Deepwater Horizon event-related liabilities. Refer to Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion and analysis of these events.

Investing Activities  During the first six months of 2010, Anadarko closed several property divestiture transactions, and received proceeds of $19 million before income taxes.

Financing Activities  In March 2010, in anticipation of the Company’s near-term debt maturities, the Company completed a public offering of $750 million principal amount of senior notes due in 2040, realizing net proceeds of $737 million. The net offering proceeds, along with cash on hand, were used in March and April 2010 to fund a cash tender offer for $1.0 billion aggregate principal amount of specified series of its senior notes maturing in 2011 and 2012. Senior notes repurchased had a weighted-average coupon rate of 6.70% and a remaining term of fifteen months.

In January 2010, Anadarko’s consolidated subsidiary, WES, borrowed $210 million under its RCF to fund a portion of costs it incurred to acquire certain midstream assets from a wholly owned subsidiary of Anadarko. During the quarter ended June 30, 2010, WES issued approximately five million common units in a public offering, realizing net proceeds of $97 million, which WES used to repay a portion of outstanding RCF borrowings.

During the six months ended June 30, 2010, Anadarko realized $81 million from the issuance of common stock as a result of employee exercises of stock options and the associated income tax benefit, and used $29 million to repurchase a portion of shares of common stock issued to employees to satisfy withholding tax requirements.

Uses of Cash

Capital Expenditures  The following table presents the Company’s capital expenditures by category.

	Six Months Ended June 30,
millions	2010	2009
Property acquisition
Exploration – unproved	$366	$40
Exploration	477	440
Development	1,545	1,330
Capitalized interest	54	25

Total oil and gas capital expenditures	2,442	1,835
Gathering, processing and marketing and other	164	186

Total capital expenditures*	$2,606	$2,021

*  Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the consolidated statement of cash flows include only those capital expenditures funded with cash payments during the period.

For the six months ended June 30, 2010, Anadarko’s capital spending increased 29% primarily due to an increase in exploration lease acquisitions onshore and offshore United States, and higher expenditures related to construction, primarily in Algeria.

During the first quarter of 2010, the Company entered into a joint-venture agreement that requires a third-party joint-venture partner to fund up to $1.5 billion of Anadarko’s share of future acquisition, drilling, completion, equipment and other capital expenditures to earn a 32.5% interest in Anadarko’s Marcellus shale assets, primarily located in north-central Pennsylvania. As of June 30, 2010, $190 million of the total $1.5 billion has been funded.

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

In addition to executing the debt tender offer, Anadarko’s wholly owned midstream subsidiary repaid $250 million of the Midstream Subsidiary Note in connection with the contribution of certain assets to WES. For additional information related to the Midstream Subsidiary Note, see Note 8—Investments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Also during the second quarter of 2010, WES repaid $100 million outstanding under its RCF primarily from proceeds related to its public offering discussed in Sources of Cash.

Margin Deposits and Other Collateral  Both exchange and over-the-counter traded derivative instruments may be subject to margin deposit requirements. Exchange-broker margin requirements are determined by a standard industry algorithm, which requires a market-risk-based margin level be maintained on positions outstanding from the date of trade execution through settlement. For derivatives with over-the-counter counterparties, the Company may be required to provide margin deposits for unrealized losses on derivative positions. The Company manages its exposure to over-the-counter margin requirements through negotiated credit arrangements with counterparties, which may include collateral caps. When credit thresholds are exceeded, the Company utilizes available cash or letters of credit to satisfy margin requirements and maintains sufficient available committed credit facilities to satisfy its obligations. See above discussion under Effects of Credit Rating Downgrade. With respect to its derivative instruments, the Company had margin deposits outstanding and held cash collateral from its counterparties of $74 million and $10 million, respectively, at June 30, 2010, and $105 million and zero, respectively, at December 31, 2009. For additional information on derivatives, see Senior Secured Facilities above, and Note 9—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Common Stock Dividends and Distributions to Noncontrolling WES Interest Owners  During the first six months of 2010 and 2009, Anadarko paid $90 million and $87 million, respectively, in dividends to its common stockholders (nine cents per share in the first and second quarters in both 2010 and 2009). Anadarko has paid a dividend to its common stockholders continuously since becoming an independent public company in 1986. The amount of future dividends for Anadarko common stock will depend on earnings, financial conditions, capital requirements and other factors, and will be determined by the Board of Directors on a quarterly basis.

Anadarko’s consolidated subsidiary, WES, distributed an aggregate of $9 million and $19 million during the three and six months ended June 30, 2010, respectively, to its unitholders other than Anadarko. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008. During the quarter ended March 31, 2010, WES made a distribution of $0.33 per common unit payable for the quarter ended December 31, 2009, and during the quarter ended June 30, 2010, WES made a distribution of $0.34 per common unit payable for the quarter ended March 31, 2010. The board of directors of WES’s general partner declared a distribution of $0.35 per common unit for the quarter ended June 30, 2010, payable in August 2010.

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

The cause of the Deepwater Horizon events, overall and to each of the parties affected, are not yet fully known. This introduces significant uncertainty with respect to the Company’s assessment of its potential future liquidity needs and how such needs may be satisfied. Refer to Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Also, the credit rating downgrade has negatively impacted the Company’s cost of debt capital and margin requirements and has required the Company to post collateral as financial assurance of its performance under other contractual arrangements, such as pipeline transportation and derivative contracts. In July 2010, the Company obtained commitments for $6.5 billion in new financing under the Facilities, which will allow the Company to reduce or eliminate its existing requirements to post cash collateral to secure its liabilities, if any, under commodity or derivative arrangements. For further discussion, see Liquidity and Capital Resources.

Notwithstanding these events, the Company remains committed to its worldwide exploration, appraisal and development programs. The Company’s capital spending, including expensed geological and geophysical costs, is still expected to be in the range of its 2010 capital spending budget of $5.3 billion to $5.6 billion, although approximately 3% of its capital spending has been re-allocated from the Gulf of Mexico to other areas. The Company has allocated approximately 65% of its capital spending to development activities, 25% to exploration activities and 10% to gas-gathering and processing activities and other items. The Company expects its 2010 capital spending by area to be approximately 43% for the United States onshore region and Alaska, 17% for the Gulf of Mexico, 30% for International and 10% for Midstream and other. The Company’s primary emphasis will be on managing near-term growth opportunities with a commitment to worldwide exploration and the continued development of large oil projects in Algeria, offshore Ghana and in the deepwater Gulf of Mexico.

In order to increase the predictability of 2010 cash flows, Anadarko has entered into strategic derivative positions, which, as of June 30, 2010, cover approximately 75% and 70% of its anticipated natural-gas sales volumes and oil and condensate sales volumes, respectively, for the remainder of 2010, and approximately 25% and 60% of its anticipated natural-gas sales volumes and oil and condensate sales volumes, respectively, for the full year of 2011. In addition, the Company has commodity derivative positions in place for 2012. See Note 9—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

If capital expenditures exceed operating cash flow and cash on hand, additional funding would be provided by short-term borrowings under Anadarko’s RCA which had available capacity of $1.1 billion at June 30, 2010, as well as asset divestitures and joint venture arrangements. Also, in July 2010, the Company obtained financing commitments for $6.5 billion, as discussed in Senior Secured Facilities above, which are expected to enhance the Company’s liquidity position by replacing the RCA with a $5.0 billion senior secured revolving credit facility. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current conditions.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) and the Health Care and Education Reconciliation Act of 2010 (HCERA), which makes various amendments to certain aspects of the PPACA (the HCERA and, together with PPACA, the Acts), were signed into law. Among numerous other items, the Acts reduce the tax benefits available to an employer that receives the Medicare Part D subsidy and impose excise taxes on high-cost health plans. Anadarko is not a recipient of the Medicare Part D tax benefit; therefore, the Company will not be impacted by this part of the new legislation. The Company will continue to monitor the potential impact of these new regulations as details emerge over the next several months and years. At this point in time, we are not aware of any material impacts to the Company.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173) was signed into law. Among numerous other items, HR 4173 requires most derivative transactions to be centrally cleared and/or executed on an exchange, and additional capital and margin requirements will be prescribed for most non-cleared trades starting in 2011. Additionally, financial institutions are required to spin-off commodity, agriculture and energy swaps business into a separately capitalized affiliate, which may reduce the number of available counterparties with whom the Company could contract. This new law requires numerous studies to be performed by federal agencies to determine implementation specifics; thus, the Company currently cannot predict the potential impact of this law. The Company will continue to monitor the potential impact of this new law as the resulting regulations emerge over the next several months and years.

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

Obligations and Commitments

Oil and Gas Activities  The Company is obligated to fund approximately 27% of the construction costs of a floating production, storage and offloading vessel (FPSO) to be used in its Ghana operations. The Company’s share of total construction costs is $237 million at June 30, 2010. In May 2010, a lease agreement was executed by the FPSO operator, with lease commencement expected to occur in the fourth quarter 2010, once the vessel has been delivered and accepted. The Company expects to record a capital lease asset and obligation when the lease term begins.

REGULATORY MATTERS, ENVIRONMENTAL AND ADDITIONAL FACTORS AFFECTING BUSINESS

Environmental

As discussed in previous filings, Anadarko is subject to multiple environmental and clean-up obligations arising from federal, state and local statutes and regulations. As a result of the Deepwater Horizon events, the Company has reviewed its potential responsibilities under both OPA and the Clean Water Act (CWA). OPA imposes, on the responsible parties, joint and several liability for all clean-up and response costs, natural resource damages, and other damages such as lost revenues, damages to real or personal property, damages to subsistence users of natural resources, and lost profits and earning capacity. While OPA requires that a responsible party pay for all clean-up and response costs, it currently limits liability for damages to $75 million, exclusive of response and remediation expenses (for which there is no cap), except in cases of gross negligence, willful misconduct, or the violation of an applicable federal safety, construction, or operating regulation. The United States Government may take legislative or other action to increase or eliminate the liability cap. As for damages to natural resources, the government may recover damages for injury to, loss of, destruction of, or loss of use of natural resources which may include the costs to repair, replace or restore those or like resources. The CWA governs discharges into waters of the United States and provides for penalties in the event of unauthorized discharges into those waters. Under the CWA, these include, among other penalties, civil penalties that may be assessed in an amount not more than $37,500 per day or $1,100 per barrel of oil discharged. In cases of gross negligence or willful misconduct, such civil penalties that may be sought by the United States Environmental Protection Agency are increased to not less than $140,000 per day and not more than $4,300 per barrel.

As of the date of filing this Form 10-Q with the SEC, the government has not assessed or made a demand against the Company for damages or penalties under OPA, CWA, and other similar local, state and federal environmental legislation related to the Deepwater Horizon events. For additional information on environmental issues related to the Deepwater Horizon events, see Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Goodwill

At June 30, 2010, the Company had $5.3 billion of goodwill recorded as a result of past business combinations. The Company tests goodwill for impairment annually, at October 1, or more often as facts and circumstances warrant. The first step in the goodwill impairment test is to compare the fair value of each reporting unit to which goodwill has been assigned to the carrying amount of net assets, including goodwill, of the respective reporting unit. Anadarko has allocated goodwill to three reporting units, oil and gas exploration and production, gathering and processing, and transportation, with goodwill balances of $5.2 billion, $134 million and $5 million, respectively, as of June 30, 2010. The Company’s most recent annual goodwill impairment test was completed on October 1, 2009, with no impairment indicated.

During the second quarter of 2010, a decline in fair value of Anadarko’s oil and gas exploration and production reporting unit was indicated as a result of the Deepwater Horizon events discussed in Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and general uncertainty arising in connection with the Moratorium and uncertain related regulatory impacts. In estimating the fair value of its oil and gas reporting unit, the Company assumes production profiles utilized in its estimation of reserves that are disclosed in the Company’s supplemental oil and gas disclosures at year end, market prices based on the forward price curve for oil and gas as of the test date (adjusted for location and quality differentials), capital and operating costs consistent with pricing and expected inflation rates, and discount rates that management believes a market participant would utilize based upon the risks inherent in Anadarko’s operations. The most recent test also included consideration of the Company’s continued association with the Deepwater Horizon events. The results of this impairment test indicate that the fair value of the oil and gas exploration and production reporting unit exceeds the carrying value of the reporting unit.

Uncertainty related to the Deepwater Horizon events discussed in Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, the Moratorium as discussed in Note 3—Deepwater Drilling Moratorium in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, significant declines in commodity prices, or other unanticipated events could result in further goodwill impairment tests in the near term, the results of which may have a material adverse impact on the Company’s results of operations.

Environmental Obligations and Other Contingencies

Management makes judgments and estimates in accordance with applicable accounting rules when it establishes reserves for environmental, litigation and other contingent matters. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities are based on a variety of factors, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and existing laws and regulations. In future periods, a number of factors could significantly change the Company’s estimate of its environmental liabilities, such as the completion of ongoing investigations, final determinations as to contractual contingencies, failure of other parties to satisfy joint and several environmental obligations, changes in laws and regulations, changes in the interpretation or administration of laws and regulations, revisions to the remedial design, unanticipated construction problems, identification of additional areas or volumes of contaminated soil and groundwater, and changes in costs of labor, equipment and technology. Consequently, it is not possible for management to reliably estimate the amount and timing of all future expenditures related to environmental or other contingent matters and actual costs may vary significantly from the Company’s estimates. The Company’s in-house legal counsel and environmental personnel regularly assess these contingent liabilities and, in certain circumstances, third-party legal counsel or consultants are utilized. For additional information related to the Deepwater Horizon events, see Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. In addition, foreign-currency exchange-rate risk exists due to anticipated payments and receipts denominated in foreign currencies. These risks can affect revenues and cash flow from operating, investing and financing activities. The Company’s risk-management policies provide for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options and fixed-price physical-delivery contracts. The volume of commodity derivative instruments utilized by the Company is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or its counterparties in order to satisfy these margin requirements. For additional information see Liquidity and Capital Resources—Uses of Cash—Margin Deposits and Other Collateral under Part I, Item 2 of this Form 10-Q.

For information regarding the Company’s accounting policies and additional information related to the Company’s derivative and financial instruments, see Note 1—Summary of Significant Accounting Policies, Note 9—Derivative Instruments and Note 10—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future equity production of 717 Bcf of natural gas and 70 MMBbls of crude oil as of June 30, 2010. At June 30, 2010, the Company had a net asset derivative position of $562 million on these derivative instruments. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these instruments by $438 million, while a 10% decrease in underlying commodity prices would increase the fair value of these instruments by $390 million. However, a gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At June 30, 2010, the Company had a net asset derivative position of $21 million (gains of $28 million and losses of $7 million) on derivative instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s loss or gain on these derivative instruments.

INTEREST-RATE RISK  As of June 30, 2010, Anadarko’s long-term debt was comprised of $1.5 billion of variable-rate debt, including amounts currently drawn on the WES RCF, and $10.9 billion of fixed-rate debt. While increases in market rates of interest would increase interest cost on Anadarko’s outstanding variable-rate debt, such effects are not expected to be material, given Anadarko’s current level of variable-rate debt and reasonably anticipated near-term movements in market rates. A 10% increase in LIBOR would not materially impact other (income) expense.

Increases in market rates of interest will also unfavorably impact the interest cost of future debt issuances to refinance Anadarko’s debt currently outstanding as it matures. To mitigate this risk, in December 2008 and January 2009, Anadarko entered into interest-rate swap agreements with a combined notional principal amount of $3.0 billion, whereby the Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR rate. The Company’s intent is to settle these positions at the earlier of any future debt issuance or the start date of the swaps in 2011 and 2012. A 10% increase or decrease in the three-month LIBOR interest-rate curve would increase or decrease, respectively, the fair value of outstanding interest-rate swap agreements by approximately $70 million. Any gain or loss would partially offset an increase or decrease, respectively, in the aggregate interest cost that Anadarko could incur on anticipated refinancing of up to $3.0 billion of debt. At June 30, 2010, the Company had a net liability derivative position of $373 million related to interest-rate swaps. For a summary of the Company’s open interest-rate derivative positions, see Note 9—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

In June 2010, Moody’s downgraded the Company’s senior unsecured credit rating from “Baa3” to “Ba1.” For additional information concerning the effects on interest rates related to the downgrade, see Liquidity and Capital Resources.

FOREIGN-CURRENCY EXCHANGE-RATE RISK  Even though Anadarko conducts operations globally, its operating revenues are realized in U.S. dollars, and the predominant portion of its capital and operating expenditures are U.S. dollar denominated. Accordingly, only a relatively minor portion of its capital and operating expenditures, even with respect to its international operations, is foreign-currency denominated. Exposure to currency risk varies depending on project-specific contractual arrangements and other commitments. As of June 30, 2010, near-term foreign-currency-denominated expenditures are expected to be primarily in euros, Brazilian reais and British pounds sterling. Management mitigates a portion of its exposure to foreign-currency exchange-rate risk, as discussed below.

With respect to its international oil and gas development projects, Anadarko is a party to contracts containing commitments extending through January 2012 which are impacted by euro-to-U.S. dollar exchange rates. During the first six months of 2010, the Company purchased approximately $210 million U.S. dollar equivalent of euros (€) in order to manage euro exchange-rate risk relative to the U.S. dollar for 2010 euro-denominated expenditures. At June 30, 2010, euro-denominated cash of approximately €140 million, or $170 million in U.S. dollar equivalent, is included in cash and cash equivalents. Additionally, Anadarko entered into euro-U.S. dollar collars, which are effective during 2011, for an aggregate notional principal amount of $113 million. The combination of euro purchases already executed and financial collars in effect during 2011 substantially mitigates Anadarko’s exposure to fluctuations in the euro-to-U.S. dollar exchange rate inherent in its existing capital expenditure commitments.

The Company also has risk related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil. A 10% increase or decrease in the foreign-currency exchange rate would not materially impact the Company’s gain or loss related to foreign currency.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

DEEPWATER HORIZON EVENTS – RELATED PROCEEDINGS  In April 2010, the Macondo well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating interest, discovered hydrocarbon accumulations. During suspension operations, the well blew out, an explosion occurred on the Deepwater Horizon drilling rig, and the drilling rig sank, resulting in the release of hydrocarbons into the Gulf of Mexico. Eleven people lost their lives in the explosion and subsequent fire, and others sustained personal injuries. Response and clean-up efforts are being conducted by BP Exploration & Production Inc. (BP), the operator and 65% owner of the well, and by other parties, all under the direction of the Unified Command of the United States Coast Guard (USCG), which is under the jurisdiction of the United States Department of Homeland Security. BP has made several attempts, with varying degrees of success, to contain the oil spill, including the installation of a capping stack which has at least temporarily shut in the well. Despite this development, efforts to permanently plug the well have not yet been successful. Based on public information, BP currently expects such plugging to occur in connection with the successful completion of at least one of the two relief wells currently drilling. Investigations by the United States Government and other parties into the cause of the well blowout, explosion, and resulting oil spill, as well as other matters arising from or relating to these events, are ongoing.

BP, Anadarko and other parties, including parties that do not own an interest in the Macondo well, such as the drilling contractor, have been notified by the USCG (certain parties through formal designation and other parties, including Anadarko, through the receipt of invoices from the USCG) of their status as a “responsible party or guarantor” (RP) under the Oil Pollution Act of 1990 (OPA). Through July 13, 2010, the USCG has billed a total of $222 million to these RPs for spill-related response costs incurred by the USCG and other federal and state agencies. The RPs have each been sent identical invoices, without specification or stipulation of any allocation of costs between or among the RPs.

Under OPA, RPs may be held jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims. As operator, BP has paid all invoices presented by the USCG as well as other costs and has sought reimbursement from Anadarko for a 25% portion of these costs through the joint operating agreement (JOA). BP has also publicly indicated its intention to continue to pay 100% of all costs associated with clean-up efforts, claims and reimbursements related to the Deepwater Horizon events.

As of June 30, 2010, numerous lawsuits have been filed against BP and other parties, including the Company, by fishing, boating and shrimping industry groups; restaurants; commercial and residential property owners; certain rig workers or their families; and other parties in state and federal courts located in Alabama, Florida, Georgia, Louisiana, Mississippi, South Carolina, Tennessee and Texas. Many of the lawsuits filed assert various claims of negligence and violations of several federal and state laws and regulations, including, among others, OPA; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Air Act; the Clean Water Act (CWA); and the Endangered Species Act, or challenge existing permits for operations in the Gulf of Mexico. Generally, the plaintiffs are seeking actual damages, punitive damages, declaratory judgment and injunctive relief.

In May and June 2010, various plaintiffs and BP filed motions to consolidate all of the federal cases related to the Deepwater Horizon events before one judge, who would preside over the consolidated Multidistrict Litigation in a single venue (MDL). On July 29, 2010, a public hearing of the United States Judicial Panel on Multidistrict Litigation was held to determine whether to consolidate the lawsuits filed in the various federal courts related to the Deepwater Horizon events into an MDL. A ruling is expected during the third quarter of 2010.

Lawsuits seeking to place limitations on the Company’s projects in the Gulf of Mexico have also been filed by non-governmental organizations against various governmental agencies.

In June 2010, a class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purported purchasers of the Company’s stock between June 12, 2009, and June 9, 2010, against Anadarko and certain of its officers. The complaint alleges causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs.

Also in June 2010, a shareholder derivative petition was filed in the District Court of Harris County, Texas, by a shareholder of the Company against Anadarko (as a nominal defendant) and certain of its officers and current and certain former directors. The petition alleges breaches of fiduciary duties, unjust enrichment, and waste of corporate assets in connection with the Deepwater Horizon events. The plaintiffs seek certain changes to the Company’s governance and internal procedures, disgorgement of profits, and reimbursement of litigation fees and costs.

These proceedings are at a very early stage; accordingly, the Company currently cannot assess the probability of losses, or reasonably estimate a range of potential losses related to the proceedings described above. The Company intends to vigorously defend itself, its officers and its directors in these proceedings.

TRONOX PROCEEDINGS  In January 2009, Tronox Incorporated (Tronox) and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Court). In connection with those bankruptcy cases, Tronox filed a lawsuit against Anadarko and Kerr-McGee Corporation (Kerr-McGee) asserting a number of claims, including claims for actual and constructive fraudulent conveyance (the Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko as well as punitive damages, and litigation fees and costs. In addition, Tronox seeks to equitably subordinate and/or disallow all claims asserted by Anadarko and Kerr-McGee in the bankruptcy cases. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Court dismissed Tronox’s request for punitive damages relating to their fraudulent conveyance claims with prejudice. The Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. Anadarko and Kerr-McGee have moved to dismiss three breach of fiduciary duty related claims in the amended complaint. That motion has been briefed and is awaiting disposition by the Court.

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

In June 2010, Anadarko and Kerr-McGee filed a motion in Tronox’s Chapter 11 cases to compel Tronox to assume or reject the Master Separation Agreement (together with all annexes, related agreements, and ancillary agreements thereto, the MSA). On July 21, 2010, in response to this motion, Tronox announced to the Court that it would reject the MSA effective as of July 22, 2010. Anadarko, Kerr-McGee and Tronox have agreed to prepare a joint Stipulation and Agreed Order for entry by the Court. When the order is entered, Anadarko and Kerr-McGee will have 30 days from the date the order is entered to file a claim for damages caused by the rejection. On July 7, 2010, Tronox filed a Joint Plan of Reorganization of Tronox, Inc. et al. (the Plan) and a Disclosure Statement regarding the Plan. The Plan proposes to address Tronox’s legacy liabilities by transferring these liabilities to trusts formed for this purpose. The Plan also contemplates entry into an Environmental Claims Settlement Agreement with the United States, the Navajo Nation, and certain other governmental claimants. Tronox has been negotiating with the United States, the Ad Hoc Noteholders Committee, the Equity Committee, and certain governmental claimants. The interested parties continue to negotiate the terms of such a settlement. The form of such a settlement will be filed with the Plan Supplement, which will be filed no later than 14 days before a hearing on Plan confirmation. Tronox has proposed that as part of the settlement, the United States will receive, in addition to other consideration, the right to 88% of the proceeds of the Adversary Proceeding pending in the Court (Anadarko Litigation). If certain tort claimants vote in favor of the Plan, the remaining 12% interest in any recovery will be distributed to those claimants. An Anadarko Litigation Trust would be established pursuant to the Plan and governed by an Anadarko Litigation Trust Agreement to be filed with the Plan Supplement. The Anadarko Litigation Trust Agreement will provide that the United States will have the right to approve or reject any proposed settlement of the Anadarko Litigation, after consultation with certain other government entities and with certain representatives of holders of tort claims. Tronox will have no responsibility, obligation, or liability with respect to the Anadarko Litigation Trust. The Disclosure Statement and the Plan could be opposed by interested parties, including Anadarko and Kerr-McGee. Therefore, it is unclear whether those or any other such agreements between Tronox and the United States and others will be approved or implemented, or what, if any, effect such agreements might have on the course, cost or outcome of the bankruptcy litigation.

In addition, a consolidated class action complaint has been filed in the United States District Court for the Southern District of New York on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005 and January 12, 2009 against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors and Ernst & Young LLP. The complaint alleges causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee and other defendants moved to dismiss the class action complaint and in June 2010, the Court issued an opinion and order dismissing the plaintiffs’ complaint against Anadarko, but granted the plaintiffs leave to re-plead their claims. The court further granted in part and denied in part the motions to dismiss by Kerr-McGee and certain of its former officers and directors, but permitted plaintiffs leave to re-plead certain of the dismissed claims. Plaintiffs’ amended complaint was filed on July 30, 2010.

The Company intends to continue to defend itself vigorously.

See Note 2—Deepwater Horizon Events, Note 3—Deepwater Drilling Moratorium and Note 12—Commitments and Contingencies under Part I, Item 1 of this Form 10-Q.

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

We may be subject to claims and liability as a result of being a co-lessee of the Mississippi Canyon block 252 lease and our ownership of a 25% non-operating interest in the Macondo exploration well in the Gulf of Mexico, which suffered a blowout and drilling rig explosion in April 2010, resulting in loss of life and a significant oil spill.

In April 2010, the Macondo well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating interest, discovered hydrocarbon accumulations. During suspension operations, the well blew out, an explosion occurred on the Deepwater Horizon drilling rig, and the drilling rig sank on April 22, 2010, resulting in the release of hydrocarbons into the Gulf of Mexico. Eleven people lost their lives in the explosion and subsequent fire, and others sustained personal injuries. Response and clean-up efforts are being conducted by BP, the operator and 65% owner of the well, and by other parties, all under the direction of the USCG, which is under the jurisdiction of the United States Department of Homeland Security. BP has made several attempts, with varying degrees of success, to contain the oil spill, including the installation of a capping stack which has at least temporarily shut in the well. Despite this development, efforts to permanently plug the well have not yet been successful. Based on public information, BP currently expects such plugging to occur in connection with the successful completion of at least one of the two relief wells currently drilling. Investigations by the United States Government and other parties into the cause of the well blowout, explosion, and resulting oil spill, as well as other matters arising from or relating to these events, are ongoing. Efforts to assist in the response, remediation and investigation efforts have diverted, and may continue to divert, the attention of our senior management, certain key personnel and other resources away from other exploration and development projects as well as other operations.

Based on information provided by BP to the Company, BP incurred costs of approximately $3.0 billion (including costs associated with three USCG invoices totaling $122 million) through June 30, 2010 related to spill response and containment, relief-well drilling, grants to certain of the Gulf Coast states for clean-up costs, local tourism promotion, monetary damage claims and federal costs. In addition, Anadarko understands that BP has incurred more than $1.5 billion of additional costs since June 30, 2010, including $100 million invoiced by the USCG on July 13, 2010.

BP has sought reimbursement from Anadarko for amounts BP has paid for spill response efforts through the Macondo JOA, which is the contract governing the relationship between BP and the non-operating working interest owners of the Mississippi Canyon block 252 lease and the Macondo well. Contractual language in the JOA, which governs the relationship among the operator and the two non-operating parties, generally provides that BP, as operator, is entitled to reimbursement of certain costs and expenses from the other working interest owners in proportion to their ownership interest in the well. With respect to the operator’s duties and liabilities, the JOA provides that BP, as operator, owes duties to the non-operating parties (including Anadarko) to perform the drilling of the well in a good and workmanlike manner and to comply with all applicable laws and regulations. The JOA dictates BP, as operator, is not liable to non-operating parties for losses sustained or liabilities incurred, except for losses resulting from the operator’s gross negligence or willful misconduct. The JOA dictates that liability for losses, damages, costs, expenses, or claims involving activities or operations shall be borne by each party in proportion to its participating interest, except that when liability results from the gross negligence or willful misconduct of a party, that party shall be solely responsible for liability resulting from its gross negligence or willful misconduct.

To date, the Company has received billings from BP under the JOA totaling approximately $1.2 billion for what BP considers to be Anadarko’s 25% proportionate share of costs plus anticipated near-term future costs related to the Deepwater Horizon events. Anadarko has withheld payment of Deepwater Horizon event-related invoices received from BP as of the date of this filing, pending the completion of various ongoing investigations into the cause of the well blowout, explosion, and subsequent release of hydrocarbons. Final determination of the root causes of the Deepwater Horizon events could materially impact the Company’s potential obligations under the JOA. To the extent that we are ultimately determined to be responsible for our allocable share of the operator’s costs under the JOA, we expect our costs to be significantly in excess of the coverage limits under our insurance program.

BP, Anadarko and other parties, including parties that do not own an interest in the Macondo well, such as the drilling contractor, have been notified by the USCG (certain parties through formal designation and other parties, including Anadarko, through the receipt of invoices from the USCG) of their status as an RP under OPA. Through July 13, 2010, the USCG has billed a total of $222 million to these RPs for spill-related response costs incurred by the USCG and other federal and state agencies. The RPs have each been sent identical invoices for the total costs, without specification or stipulation of any allocation of costs between or among the RPs. As a 25% non-operating working interest owner in the Macondo well, a co-lessee of the Block 252 lease, and an RP under OPA, we may incur liability under currently existing environmental laws and regulations and we may be asked to contribute to the significant and ongoing response and remediation expenses.

Under OPA, RPs may be held jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims. As operator, BP has paid all invoices presented by the USCG as well as other costs and has sought reimbursement from Anadarko for a 25% portion of these costs through the JOA. To the extent that BP discontinues payment or is otherwise unable to satisfy its obligations under OPA for any reason, we would be exposed to additional liability for spill-response and remediation expenses. We have similar exposure relative to the other RPs where the failure on the part of any other such RPs to satisfy their OPA obligations would expose us to potential liability.

As more facts become known, it is reasonably possible that the Company may be required to recognize a liability related to the Deepwater Horizon events, and that liability could be material to the Company’s consolidated financial position, results of operations and cash flows. For example, new information arising out of the legal-discovery process could alter the legal assessment as to the likelihood of the Company incurring a liability for its existing JOA contingent obligations. Moreover, if BP discontinues payment or is otherwise unable to satisfy its obligations, the Company could be required to recognize an OPA-related environmental liability. Similarly, if other RPs do not satisfy their obligations under OPA, the Company could incur additional liability. In addition, while OPA contains a $75 million cap for certain costs and damages, exclusive of response and remediation expenses (for which there is no cap), the United States Government may take legislative or other action to increase or eliminate the cap.

As part of its pledge to pay all legitimate claims related to the Deepwater Horizon events, BP announced in June 2010 that it had agreed to contribute $20 billion into an escrow fund over a four-year period to support an independent claims facility, the purpose of which is, according to BP, “to satisfy legitimate claims including natural resource damages and state and local response costs” resulting from the Deepwater Horizon events, with fines and penalties to be excluded from the fund and paid separately. As claims are paid out of this escrow fund, we may be asked to contribute to the payment of such claims pursuant to the JOA. As described above, we are continuing to evaluate our contractual rights and obligations under the JOA. If the parties are unable to reach an agreement on liability, one of the possible outcomes is to pursue arbitration under the JOA. In any arbitration, the weight to be given to evidence would be determined by the arbitrators. The Company cannot guarantee the success of any such arbitration proceeding.

While we will seek any and all protections available to us pursuant to the JOA or otherwise as well as our insurance coverage, an adverse resolution of our contractual rights and responsibilities to BP under the JOA or the failure of BP and other RPs to satisfy their obligations under OPA could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity.

For all of these reasons or if we were to suffer the other effects described in this risk factor and the following risk factors, our actual liabilities relating to the Deepwater Horizon events could exceed our estimates, and we could incur additional liabilities that we are unable to reasonably estimate at this time, and these events could have a material adverse effect on our financial position, results of operations, cash flows, growth and prospects, including, without limitation, our ability to obtain debt, equity or other financing on acceptable terms, or at all. In addition, the new Facilities for which we obtained commitments in July 2010 will contain covenants limiting our ability to incur additional debt or pledge additional assets, subject to exceptions. These limitations could adversely affect our ability to obtain additional financing for any future liabilities that may arise in connection with the Deepwater Horizon events.

We have been named as a defendant in various litigation as a result of the Deepwater Horizon events. The outcome of existing and future claims could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity.

Civil litigation related to the Deepwater Horizon events has commenced. As of June 30, 2010, numerous lawsuits have been filed against BP and other parties, including the Company, by fishing, boating and shrimping industry groups; restaurants; commercial and residential property owners; certain rig workers or their families; and other parties in state and federal courts located in Alabama, Florida, Georgia, Louisiana, Mississippi, South Carolina, Tennessee and Texas. Many of the lawsuits filed assert various claims of negligence and violations of several federal and state laws and regulations, including, among others, OPA; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Air Act; the CWA; and the Endangered Species Act; or challenge existing permits for operations in the Gulf of Mexico. Generally, the plaintiffs are seeking actual damages, punitive damages, declaratory judgment and injunctive relief.

In May and June 2010, various plaintiffs and BP filed motions to consolidate all of the federal cases related to the Deepwater Horizon events before one judge, who would preside over the consolidated MDL. On July 29, 2010, a public hearing of the United States Judicial Panel on Multidistrict Litigation was held to determine whether to consolidate the lawsuits filed in the various federal courts related to the Deepwater Horizon events into an MDL. A ruling is expected during the third quarter of 2010.

Lawsuits seeking to place limitations on the Company’s projects in the Gulf of Mexico have also been filed by non-governmental organizations against various governmental agencies.

In June 2010, a class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purported purchasers of the Company’s stock between June 12, 2009, and June 9, 2010, against Anadarko and certain of its officers. The complaint alleges causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs.

Also in June 2010, a shareholder derivative petition was filed in the District Court of Harris County, Texas, by a shareholder of the Company against Anadarko (as a nominal defendant) and certain of its officers and current and certain former directors. The petition alleges breaches of fiduciary duties, unjust enrichment, and waste of corporate assets in connection with the Deepwater Horizon events. The plaintiffs seek certain changes to the Company’s governance and internal procedures, disgorgement of profits, and reimbursement of litigation fees and costs.

Additional proceedings related to the Deepwater Horizon events may be filed against Anadarko. These proceedings may involve civil claims for damages or governmental investigative, regulatory or enforcement actions. The adverse resolution of any proceedings related to the Deepwater Horizon events could subject us to significant monetary damages, fines and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity.

The deepwater drilling moratoria in the Gulf of Mexico, and any resulting additional deepwater drilling laws and regulations and related developments may have a material adverse effect on our business, financial condition or results of operations.

In May and July 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE), previously known as the Minerals Management Service, an agency of the Department of the Interior (DOI), issued directives requiring lessees and operators of federal oil and gas leases in the Outer Continental Shelf regions of the Gulf of Mexico and Pacific ocean to cease drilling all new deepwater wells, including wellbore sidetracks and bypasses, through November 30, 2010. These deepwater drilling moratoria (collectively, the Moratorium) prohibit drilling and/or spudding any new wells, and require operators that were in the process of drilling wells to proceed to the next safe opportunity to secure such wells, and to take all necessary steps to cease operations and temporarily abandon the impacted wells. Anadarko has ceased all drilling operations in the Gulf of Mexico in accordance with the Moratorium, which resulted in the suspension of operations of two operated deepwater wells (Lucius and Nansen) and one non-operated deepwater well (Vito).

The Moratorium does not apply to workovers, completions, plugging and abandonment or production activities; however, in order to continue such activities, the Company is required to comply with additional safety inspection and certification requirements that were set forth in two Notice to Lessees and Operators (NTL) issued by the BOEMRE in June 2010.

On June 8, 2010, the BOEMRE issued an NTL implementing certain safety measures recommended by the Secretary of the Interior in his 30-day safety report to the President of the United States. Pursuant to the June 8th NTL, the Chief Executive Officer (authorized official) of any operator in the Gulf of Mexico was required to submit certain certifications to the BOEMRE by June 28, 2010. These certifications cover matters relating to knowledge of and compliance with certain regulations, as well as well control system equipment (including blowout preventers), operational practices, emergency control procedures and personnel training. To the extent applicable to Anadarko employees and equipment, and not as to its contractors or other third parties, we submitted the certifications as required on June 28, 2010. The certifications were made subject to various qualifications necessitated by the limited time within which we were asked to provide them.

On June 18, 2010, the BOEMRE issued another NTL requiring additional information from operators regarding existing and future Exploration Plans, Development and Production Plans and Development and Coordination Documents, all of which may have a significant impact on the timing of and ability to execute exploration and development operations across the Gulf of Mexico. In addition, we believe the United States Government is likely to issue additional safety and environmental laws or regulations, and may take additional actions that could adversely affect new drilling and ongoing development efforts in the Gulf of Mexico. Among other adverse impacts, these additional measures could delay or disrupt our operations, result in increased costs and limit activities in certain areas of the Gulf of Mexico. We cannot predict with any certainty what form any new laws or regulations may take or whether the Moratorium will be lifted, modified or extended beyond November 30, 2010.

As a result of the Moratorium and additional inspection and safety requirements issued by the BOEMRE, in May and June 2010, the Company provided notification of force majeure to drilling contractors of four of the Company’s contracted deepwater rigs in the Gulf of Mexico. On June 14, 2010, the Company gave written notice of termination to the drilling contractor of a rig placed in force majeure in May 2010. On June 18, 2010, the Company filed a lawsuit against the drilling contractor seeking a judicial declaration that the Company’s interpretation of the drilling contract was correct and that the contract terminated effective June 19, 2010. The drilling contractor filed an answer in July 2010 denying the Moratorium constituted a force majeure and asserted Anadarko had breached the drilling contract.

Other governments may also adopt safety, environmental or other laws and regulations that would adversely impact our offshore developments in other areas of the world, including offshore Brazil, West Africa, Mozambique and Southeast Asia. Additional United States or foreign government laws or regulations would likely increase the costs associated with the offshore operations of our drilling contractors. As a result, our drilling contractors may seek to pass increased operating costs to us through higher day-rate charges or through cost escalation provisions in existing contracts.

In addition to increased governmental regulation, we currently expect that insurance costs will increase across the energy industry and certain insurance coverage may be subject to reduced availability or not available on economically reasonable terms, if at all. In particular, the events in the Gulf of Mexico relating to the Macondo well may make it increasingly difficult to obtain offshore property damage, well control and similar insurance coverage. The potential increased costs and risks associated with offshore development may also result in certain current participants allocating resources away from offshore development and discourage potential new participants from undertaking offshore development activities. Accordingly, we may encounter increased difficulty identifying suitable partners willing to participate in our offshore drilling projects and prospects.

Further, as the deepwater Gulf of Mexico (as well as international deepwater locations) lacks the extent of physical and oilfield service infrastructure present in shallower waters, it may be difficult for us to quickly or effectively execute on any contingency plans related to future events similar to the Macondo well oil spill.

The matters described above, individually or in the aggregate, could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity.

The recent downgrade in our credit rating by Moody’s Investors Service and any future downgrade in our credit rating could negatively impact our cost of and ability to access capital.

On June 18, 2010, Moody’s Investors Service (Moody’s) downgraded our long-term debt rating from “Baa3” to “Ba1” and placed our long-term ratings under review for further possible downgrade. On June 8, 2010, Standard & Poor’s (S&P) affirmed its “BBB-” rating, but revised its outlook from “stable” to “negative.” As of June 30, 2010, S&P and Fitch Ratings (Fitch) rated our unsecured debt at “BBB-,” while the Moody’s rating remained at “Ba1,” in each case with a negative outlook. Although we are not aware of any current plans of S&P, Fitch or Moody’s to lower their respective ratings on our long-term debt, we can provide no assurance that our credit ratings will not be further lowered. The uncertainty surrounding the timing of the permanent plugging of the Macondo well, our contractual position under the JOA, our status as an RP under OPA, or other factors could lead to a further downgrade of our credit rating in the future. The recent downgrade in our credit rating by Moody’s and any further downgrade in our credit ratings has negatively impacted and could further impact our cost of capital and our ability to access capital.

As a result of the downgrade by Moody’s, it may be more difficult for us to raise debt in the public debt markets and the cost of any new debt could be significantly higher than our outstanding debt. The Company’s only outstanding debt that contains credit-rating-downgrade triggers that would accelerate the maturity date of the outstanding debt is our $1.3 billion Midstream Subsidiary Note Payable to a Related Party (Midstream Subsidiary Note) held by one of our subsidiaries, the maturity of which could accelerate if our senior unsecured credit rating were to be rated below “BB-” by S&P or “Ba3” by Moody’s. The $1.3 billion Midstream Subsidiary Note is unconditionally guaranteed by Anadarko and, jointly and severally, by certain midstream subsidiaries. The aggregate fair value of all derivative instruments with credit-risk-related contingent features for which a net liability position existed on June 30, 2010, was $177 million, net of collateral. See Note 9 Derivative Instruments in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

As a result of the credit rating downgrade, the Company’s credit thresholds with its derivative counterparties were reduced and in many cases eliminated. As a result, the Company has been required to increase the amount of collateral posted with derivative counterparties when the Company’s net derivative trading position is a liability (Anadarko owes the counterparty). No counterparties requested termination or full settlement of derivative positions. Anadarko also is more likely to be required to post collateral as financial assurance of its performance under other contractual arrangements, such as pipeline transportation contracts, oil and gas sales contracts, and work commitments in light of the credit rating downgrade. As of June 30, 2010, $17 million of cash and $196 million of letters of credit were provided as assurance of the Company’s performance under its pipeline transportation contracts. As of the date of filing this Form 10-Q with the Securities and Exchange Commission (SEC), approximately $100 million of additional letters of credit were provided to counterparties to such arrangements. In the event of further downgrades by the rating agencies, Anadarko may be required to post additional collateral to settle derivative positions, and those requirements may, in turn, materially and adversely affect the Company’s financial position. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources under Part I, Item 2 of this Form 10-Q.

We are, and in the future may become, involved in legal proceedings related to Tronox and, as a result, may incur substantial costs in connection with those proceedings.

Prior to its acquisition by Anadarko, Kerr-McGee, through an initial public offering and spin-off transaction, disposed of its chemical manufacturing business. A new publicly traded corporation, Tronox, resulted from this transaction. After the Tronox initial public offering and spin off, Kerr-McGee was acquired by a wholly owned subsidiary of Anadarko and, as a result, became a wholly owned subsidiary of Anadarko. Under the terms of the MSA, which was entered into in connection with the Tronox initial public offering, Kerr-McGee agreed to reimburse Tronox for certain qualifying environmental-remediation costs associated with those businesses, subject to certain limitations and conditions and up to a maximum aggregate amount of $100 million. However, as described below, Tronox and certain third parties have claimed that Kerr-McGee and Anadarko have additional liability for costs allegedly attributable to the facilities and operations owned by Tronox and for Kerr-McGee’s activities prior to the date a subsidiary of Anadarko acquired Kerr-McGee.

In January 2009, Tronox and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with these bankruptcy cases, Tronox filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance. Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko as well as litigation fees and costs. In addition, Tronox seeks to equitably subordinate and/or disallow all claims asserted by the Company in the bankruptcy cases.

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

In addition, a consolidated class action complaint has been filed in the United States District Court for the Southern District of New York on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005 and January 12, 2009 against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors and Ernst & Young LLP. The complaint alleges causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs.

On June 30, 2010, Anadarko and Kerr-McGee filed a motion in Tronox’s Chapter 11 cases to compel Tronox to assume or reject the MSA. On July 21, 2010, in response to this motion Tronox announced to the Court that it would reject the MSA effective as of July 22, 2010. Anadarko, Kerr-McGee, and Tronox have agreed to prepare a joint Stipulation and Agreed Order for entry by the Court. When the order is entered, Anadarko and Kerr-McGee will have 30 days from the date the order is entered to file a claim for damages caused by the rejection.

An adverse resolution of any proceedings related to Tronox could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

For additional information regarding the nature and status of these and other material legal proceedings, please see Legal Proceedings under Part II, Item 1 of this Form 10-Q.

We are not insured against all of the operating risks to which our business is exposed.

Our business is subject to all of the operating risks normally associated with the exploration for and production, gathering, processing and transportation of oil and gas, including blowouts, cratering and fire, any of which could result in damage to, or destruction of, oil and natural-gas wells or formations or production facilities and other property and injury to persons. As protection against financial loss resulting from these operating hazards, we maintain insurance coverage, including certain physical damage, blowout/control of well, comprehensive general liability and worker’s compensation insurance and employer’s liability. However, our insurance coverage may not be sufficient to cover us against 100% of potential losses arising as a result of the foregoing, and for certain risks, such as political risk, business interruption, war, terrorism and piracy, for which we have limited coverage. In addition, we are not insured against all risks in all aspects of our business, such as hurricanes. The occurrence of a significant event against which we are not fully insured could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on the Company’s ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.

The United States Congress recently adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Company, that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the CFTC) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require the Company to comply with margin requirements and with certain clearing and trade-execution requirements in connection with its derivative activities, although the application of those provisions to the Company is uncertain at this time. The financial reform legislation may also require the counterparties to the Company’s derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Company encounters, reduce the Company’s ability to monetize or restructure its existing derivative contracts, and increase the Company’s exposure to less creditworthy counterparties. If the Company reduces its use of derivatives as a result of the legislation and regulations, the Company’s results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Company’s ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. The Company’s revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2010.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)

April 1-30	2,630	$74.31	—
May 1-31	1,689	$62.16	—
June 1-30	1,072	$42.44	—

Second Quarter 2010	5,391	$64.17	—	$4,400,000,000

(1)

During the second quarter of 2010, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances, which are not within the scope of the Company’s share-repurchase program.

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

Exhibit Number	Description	Original Filed Exhibit	File Number

3(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009	3.3 to Form 8-K dated May 19, 2009	1-8968

(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 21, 2009	3.4 to Form 8-K dated May 19, 2009	1-8968

* 10	Operating Agreement, dated October 1, 2009, between BP Exploration & Production Inc., as Operator, and MOEX Offshore 2007 LLC, as Non-Operator, as ratified by that certain Ratification and Joinder of Operating Agreement, dated December 17, 2009 by and among BP Exploration & Production Inc., Anadarko Petroleum Corporation (as Non-Operator), Anadarko E&P Company LP (as predecessor in interest to Anadarko Petroleum Corporation), and MOEX Offshore 2007 LLC, together with material exhibits.

* 31(i)	Rule 13a–14(a)/15d–14(a) Certification -

Chief Executive Officer

* (ii)	Rule 13a–14(a)/15d–14(a) Certification -

Chief Financial Officer

* 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION
(Registrant)

August 2, 2010	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Senior Vice President, Finance and Chief Financial Officer