Form 10-Q/A
period 2010-06-30
ANADARKO PETROLEUM CORP
filed 2010-08-23
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the Form 10-Q), as filed with the Securities and Exchange Commission on August 3, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Company’s Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009, (ii) the unaudited Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009, (iii) the unaudited Consolidated Statement of Equity for the Six Months Ended June 30, 2010, (iv) the unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2010 and 2009, (v) the unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and (vi) the unaudited Notes to Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and were filed as exhibits to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2010 for the period ended June 30, 2010, or designated by asterisks (**) and are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

ANADARKO PETROLEUM CORPORATION (Registrant)

August 23, 2010	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Senior Vice President, Finance and Chief Financial Officer

4