Form 10-Q
period 2011-03-31
ANADARKO PETROLEUM CORP
filed 2011-05-02
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of March 31, 2011, is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	497,520,744

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	$1,081	$1,081
	Three Months Ended March 31,
millions except per-share amounts	2011	2010
Revenues and Other
Natural-gas sales	$854	$1,081
Oil and condensate sales	1,807	1,502
Natural-gas liquids sales	333	274
Gathering, processing, and marketing sales	230	273
Gains (losses) on divestitures and other, net	29	9

Total	3,253	3,139

Costs and Expenses
Oil and gas operating	232	187
Oil and gas transportation and other	209	191
Exploration	179	155
Gathering, processing, and marketing	171	183
General and administrative	235	210
Depreciation, depletion, and amortization	985	981
Other taxes	344	301
Impairments	2	12

Total	2,357	2,220

Operating Income (Loss)	896	919
Other (Income) Expense
Interest expense	220	224
(Gains) losses on commodity derivatives, net	256	(588)
(Gains) losses on other derivatives, net	(59)	29
Other (income) expense, net	(24)	9

Total	393	(326)

Income (Loss) Before Income Taxes	503	1,245
Income Tax Expense (Benefit)	266	517

Net Income (Loss)	237	728
Net Income Attributable to Noncontrolling Interests	21	12

Net Income (Loss) Attributable to Common Stockholders	$216	$716

Per Common Share:
Net income (loss) attributable to common stockholders—basic	$0.43	$1.44
Net income (loss) attributable to common stockholders—diluted	$0.43	$1.43
Average Number of Common Shares Outstanding—Basic	497	493

Average Number of Common Shares Outstanding—Diluted	499	496

Dividends (per Common Share)	$0.09	$0.09

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	$52,013	$52,013
millions	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$3,460	$3,680
Accounts receivable, net of allowance:
Customers	1,192	1,032
Others	1,516	1,391
Other current assets	519	572

Total	6,687	6,675

Properties and Equipment
Cost	56,219	54,815
Less accumulated depreciation, depletion, and amortization	17,796	16,858

Net properties and equipment	38,423	37,957
Other Assets	1,537	1,616
Goodwill and Other Intangible Assets	5,366	5,311

Total Assets	$52,013	$51,559

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,385	$2,726
Accrued expenses	1,256	1,097
Current portion of long-term debt	424	291

Total	4,065	4,114

Long-term Debt	12,769	12,722
Other Long-term Liabilities
Deferred income taxes	10,026	9,861
Asset retirement obligations	1,527	1,529
Other	1,842	1,894

Total	13,395	13,284

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 515.0 million and 513.3 million shares issued as of March 31, 2011, and December 31, 2010, respectively)	51	51
Paid-in capital	7,564	7,496
Retained earnings	14,620	14,449
Treasury stock (17.5 million and 17.1 million shares as of March 31, 2011, and December 31, 2010, respectively)	(793)	(763)
Accumulated other comprehensive income (loss)	(533)	(549)

Total Stockholders’ Equity	20,909	20,684
Noncontrolling interests	875	755

Total Equity	21,784	21,439

Total Liabilities and Equity	$52,013	$51,559

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2010	$51	$7,496	$14,449	$(763)	$(549)	$755	$21,439
Net income (loss)	—	—	216	—	—	21	237
Common stock issued	—	68	—	—	—	—	68
Dividends—common	—	—	(45)	—	—	—	(45)
Repurchase of common stock	—	—	—	(30)	—	—	(30)
Sale of subsidiary units	—	—	—	—	—	130	130
Distributions to noncontrolling interest owners and other, net	—	—	—	—	—	(31)	(31)
Reclassification of previously deferred derivative losses to net income	—	—	—	—	2	—	2
Adjustments for pension and other postretirement plans	—	—	—	—	14	—	14

Balance at March 31, 2011	$51	$7,564	$14,620	$(793)	$(533)	$875	$21,784

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	$706	$706
	Three Months Ended March 31,
millions	2011	2010
Net Income (Loss)	$237	$728

Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to net income (1)	2	4
Adjustments for pension and other postretirement plans:
Net gain (loss) incurred during period (2)	—	(25)
Amortization of net actuarial loss and prior service cost to net periodic benefit cost (3)	14	11

Total adjustments for pension and other postretirement plans	14	(14)

Total	16	(10)

Comprehensive Income (Loss)	253	718
Comprehensive Income Attributable to Noncontrolling Interests	21	12

Comprehensive Income (Loss) Attributable to Common Stockholders	$232	$706

(1)	Net of income tax benefit (expense) of $(2) million and $(2) million for the three months ended March 31, 2011, and 2010, respectively.
(2)	Net of income tax benefit (expense) of zero and $14 million for the three months ended March 31, 2011, and 2010, respectively.
(3)	Net of income tax benefit (expense) of $(8) million and $(6) million for the three months ended March 31, 2011, and 2010, respectively.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(1,750)	(1,750)
	Three Months Ended March 31,
millions	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$237	$728
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	985	981
Deferred income taxes	73	154
Dry hole expense and impairments of unproved properties	90	113
Impairments	2	12
(Gains) losses on divestitures, net	—	(13)
Unrealized (gains) losses on derivatives, net	253	(545)
Other	34	100
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(251)	(27)
Increase (decrease) in accounts payable and accrued expenses	(177)	(281)
Other items—net	43	95

Net cash provided by (used in) operating activities	1,289	1,317

Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(1,359)	(1,178)
Acquisition of midstream businesses	(362)	—
Divestitures of properties and equipment and other assets	1	8
Other—net	(30)	(11)

Net cash provided by (used in) investing activities	(1,750)	(1,181)

Cash Flows from Financing Activities
Borrowings, net of issuance costs	556	947
Repayments of debt	(389)	(562)
Repayment of midstream subsidiary note payable to a related party	—	(250)
Increase (decrease) in accounts payable, banks	(9)	(82)
Dividends paid	(45)	(45)
Repurchase of common stock	(30)	(28)
Issuance of common stock, including tax benefit on stock option exercises	35	67
Sale of subsidiary units	130	—
Distributions to noncontrolling interest owners	(17)	(11)

Net cash provided by (used in) financing activities	231	36

Effect of Exchange Rate Changes on Cash	10	(11)

Net Increase (Decrease) in Cash and Cash Equivalents	(220)	161
Cash and Cash Equivalents at Beginning of Period	3,680	3,531

Cash and Cash Equivalents at End of Period	$3,460	$3,692

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies

General    Anadarko Petroleum Corporation is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, and natural gas liquids (NGLs). In addition, the Company engages in the gathering, processing, and treating of natural gas, and the transporting of natural gas, crude oil, and NGLs. The Company also participates in the hard minerals business through its ownership of non-operated joint ventures and royalty arrangements. The terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

Basis of Presentation    The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010, the Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the three months ended March 31, 2011, and 2010, and the Consolidated Statement of Equity for the three months ended March 31, 2011. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

In preparing financial statements in accordance with accounting principles generally accepted in the United States, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, including those related to the value of properties and equipment; proved reserves; goodwill; intangible assets; asset retirement obligations; litigation reserves; environmental liabilities; pension assets, liabilities, and costs; income taxes; and fair values. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates.

2.  Deepwater Horizon Events

Background    In April 2010, the Macondo well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating leasehold interest, discovered hydrocarbon accumulations. During suspension operations, the well blew out, an explosion occurred on the Deepwater Horizon drilling rig, and the drilling rig sank, resulting in the release of hydrocarbons into the Gulf of Mexico. Eleven people lost their lives in the explosion and subsequent fire, and others sustained personal injuries. The Macondo well was permanently plugged on September 19, 2010. Response and cleanup efforts are being conducted by BP Exploration & Production Inc. (BP), the operator and 65% owner of the Macondo lease, and by other parties. Investigations by the federal government and other parties into the cause of the well blowout, explosion, and resulting oil spill, as well as other matters arising from or relating to these events, are ongoing.

Based on information provided by BP to the Company, BP has incurred costs of approximately $18.6 billion through March 31, 2011, related to spill response and containment, relief-well drilling, grants to certain Gulf Coast states for cleanup costs, local tourism promotion, monetary damage claims, and federal costs. In addition, BP has incurred more than $500 million of costs since March 31, 2011.

BP has sought reimbursement from Anadarko for amounts BP has paid or committed to pay for spill-response efforts, grants, damage claims, and costs incurred by the federal government through provisions of the operating agreement (OA), which is the contract governing the relationship between BP and the non-operating OA parties to the Mississippi Canyon Block 252 lease in which the Macondo well is located (Lease). BP has invoiced the Company an aggregate $4.7 billion for what BP considers to be Anadarko’s 25% proportionate share of actual costs through March 31, 2011. In addition, BP has invoiced Anadarko for anticipated near-term future costs related to the Deepwater Horizon events. Anadarko has withheld reimbursement to BP for Deepwater Horizon event-related invoices pending the completion of various ongoing investigations into the cause of the well blowout, explosion, and subsequent release of hydrocarbons. Final determination of the root causes of the Deepwater Horizon events could materially impact the Company’s potential obligations under the OA.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

In April 2011, the Company received a Notice of Dispute (as defined in the OA) from BP requesting, among other things, payment of all amounts invoiced to the Company to date by BP related to the Deepwater Horizon events. Pursuant to dispute resolution procedures under the OA, the issuance of a Notice of Dispute requires each party to appoint a management representative to meet with the other parties’ appointed management representative in an attempt to resolve the dispute. The parties have each appointed a management representative. In the event the dispute is not resolved within certain prescribed time periods, totaling approximately 190 days following issuance of the Notice of Dispute, any party may, but is not required to, initiate arbitration proceedings under the OA.

BP, Anadarko, and other parties, including parties that do not own an interest in the Lease, such as the drilling contractor, have received correspondence from the United States Coast Guard (USCG) referencing their identification as a “responsible party or guarantor” (RP) under the Oil Pollution Act of 1990 (OPA). The United States Department of Justice (DOJ) has also filed a civil lawsuit against such parties seeking, among other things, to confirm each party’s identified RP status. Under OPA, RPs may be held jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims directly related to the spill and spill cleanup. The USCG has directly invoiced the identified RPs for reimbursement of spill-related response costs incurred by the USCG and other federal and state agencies. The identified RPs each received identical invoices for total costs, without specification or stipulation of any allocation of costs among the identified RPs. To date, as operator, BP has paid all USCG invoices, thereby satisfying the joint and several obligation of the identified RPs to the USCG for these costs. BP has also made repeated public statements regarding its intention to continue to pay 100% of costs associated with cleanup efforts, claims, and reimbursements related to the Deepwater Horizon events.

The following analysis applies relevant accounting guidance to the Deepwater Horizon events to determine the Company’s liability accrual as of March 31, 2011. The process for quantifying the Company’s Deepwater Horizon event-related liability accrual involves the identification of all potential costs and the grouping of these costs in a manner that enables the Company to apply relevant accounting guidance to each cost based upon the qualitative characteristics of such costs. This is appropriate because satisfaction of liability-recognition criteria varies depending upon the type of costs being analyzed. For example, contingent contractual liabilities (such as those arising under the OA) and contingent environmental liabilities (such as those arising under OPA) are subject to substantially similar liability-recognition criteria; however, circumstances under which such criteria are considered satisfied are different.

After applying the relevant accounting guidance to the Company’s Deepwater Horizon event-related contingent liabilities, the Company’s aggregate liability accrual for these amounts is zero as of March 31, 2011. The zero liability accrual is not intended to represent an opinion of the Company that it will not incur any future liability related to the Deepwater Horizon events. Rather, the zero liability accrual is based on currently available facts and the application of accounting rules to this set of facts where the relevant accounting rules do not allow for loss recognition where a potential loss is not considered “probable” or cannot be reasonably estimated.

In quantifying its potential Deepwater Horizon event-related liabilities, the Company has made certain assumptions regarding facts that are the subject of continuing investigations, the duration and extent of ongoing cleanup activities, and current and potential future damage claims. Thus, the Company’s zero liability accrual for the Deepwater Horizon events as of March 31, 2011, is subject to change in the future, perhaps materially. Below is a discussion of the Company’s current analysis, under applicable accounting guidance, of its potential liability for (i) amounts invoiced by BP under the OA, (ii) OPA-related environmental costs, and (iii) other contingent liabilities.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

OA Contingent Liabilities    OA contingent liabilities relate to Anadarko’s potential responsibility for a 25% share of costs incurred by BP through March 31, 2011, for which BP has sought reimbursement from Anadarko under the OA. Accounting standards require the Company to accrue contingent liabilities arising under the terms of the OA if it is both “probable” that a liability has been incurred and the amount of the liability can be reasonably estimated.

With respect to the operator’s duties and liabilities, the OA provides the following:

—

BP, as operator, owes duties to the non-operating parties (including Anadarko) to perform the drilling of the well in a good and workmanlike manner and to comply with all applicable laws and regulations;

—	BP, as operator, is not liable to non-operating parties for losses sustained or liabilities incurred, except for losses resulting from the operator’s gross negligence or willful misconduct; and

—

liability for losses, damages, costs, expenses, or claims involving activities or operations shall be borne by each party in proportion to its participating interest, except that when liability results from the gross negligence or willful misconduct of a party, that party shall be solely responsible for liability resulting from its gross negligence or willful misconduct.

The Company believes publicly available evidence indicates that the blowout of the well, the explosion on the Deepwater Horizon drilling rig, and the subsequent release of hydrocarbons were preventable and the direct result of BP’s decisions, omissions, and actions, and likely constitute gross negligence or willful misconduct by BP. BP has issued public statements indicating that it disagrees with this assessment. Under the OA, liabilities arising as a result of gross negligence or willful misconduct by BP are the sole responsibility of BP and are not chargeable to other OA parties, including Anadarko. In light of the foregoing, Anadarko does not consider OA contingent liabilities for Deepwater Horizon event-related costs invoiced by BP to the Company to satisfy the standard of “probable” required for loss recognition. Accordingly, as of March 31, 2011, pursuant to applicable accounting guidance, the Company has not recognized a liability in its Consolidated Balance Sheets for Deepwater Horizon event-related costs that have been invoiced by BP to Anadarko under the OA.

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

Gross OPA-Related Environmental Cost Estimate    The Company estimates the range of gross OPA-related environmental costs for all identified RPs to be $4.0 billion to $5.0 billion, excluding (i) $18.6 billion of costs incurred by BP as of March 31, 2011, which are considered and analyzed as OA contingent liabilities, and (ii) amounts the Company currently cannot reasonably estimate, which include OPA damage claims that may be filed subsequent to the second quarter of 2011, potential costs associated with penalties and fines, civil litigation damages, and costs that have not yet been committed by BP for natural resource damage (NRD) assessments and NRD claims. The costs that the Company currently cannot reasonably estimate may be significant.

Anadarko’s gross OPA-related environmental cost estimate is comprised of spill-response costs and OPA damage claims. This cost estimate is based on cost information received from BP, certain assumptions discussed below, and publicly available information from the Gulf Coast Claims Facility (GCCF). The GCCF is a claims facility that was established in June 2010, as part of an agreement between the federal government and BP, to assist claimants in the submission and resolution of claims for costs and damages incurred as a result of the Deepwater Horizon events. As a non-operator, the Company is limited to formulating its estimates of spill-response costs and OPA damages based upon information provided by BP, publicly available information, and management’s assumptions regarding a number of variables associated with the Deepwater Horizon events that remain uncertain or unknown. Although the Macondo well has been permanently plugged, the scope and extent of damages and cleanup activities continue to evolve, resulting in significant uncertainty as to the spill’s ultimate impacts and associated costs. Accordingly, the Company believes that actual gross OPA-related environmental costs may vary, perhaps materially, from the Company’s estimate.

Spill-Response Costs and Assumptions    Estimated spill-response costs are based on cost information received from BP, which was used to estimate activity-based cost run-rates for spill-response activities, which, in turn, were projected forward according to the Company’s estimates of the potential duration and extent of the spill response and cleanup.

The Company’s current cost estimate is based on the following assumptions:

—	activities (including required resources) related to the operation, demobilization, and decontamination of offshore well-site equipment are substantially complete; and

—	at a minimum, costs will continue through the end of the second quarter of 2011, and end prior to the end of the third quarter of 2011, for the following activities:

–	shallow-water marine cleanup;

–	demobilization and decontamination of vessels deployed in open-water cleanup;

–	shoreline cleanup; and

–	federal, state, and local spill mitigation and coordination.

The above costs may continue for periods longer than those assumed by the Company for purposes of formulating its cost estimate. However, the scope and extent of the above costs continue to evolve over time, which adversely impacts the Company’s ability to reasonably estimate certain costs that may continue beyond the above-stated periods. The Company will continue to monitor and estimate costs as the scope and extent of required activities become more certain.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

OPA Damage Claims    OPA damages (other than NRD, discussed below) include costs associated with increased public-service expenses, damages to real or personal property, damages to subsistence users of natural resources, lost revenues, lost profits, and diminished earnings capacity. These damages are assessed pursuant to OPA and are limited, in general, to $75 million. However, the $75 million limit has not been applied for purposes of formulating the Company’s cost-range estimate and may not be applicable under OPA where there is a finding of gross negligence, willful misconduct, or a violation of an applicable federal safety, construction, or operating regulation by an RP, an agent or employee of an RP, or a person acting pursuant to a contractual relationship with an RP.

The Company’s cost estimate includes potential OPA damage claims and costs to administer those claims based on data received from BP and publicly available information from the GCCF. This claims information has been used to formulate estimates of the number of claims to be paid and the average expected per-claim payout projected for claims filed through the end of the second quarter of 2011. In addition, the Company’s cost estimate includes claims administration costs projected through August 2013, the date the GCCF is expected to cease operations.

The Company believes that new claims will continue to be filed beyond the end of the second quarter of 2011; however, the Company is currently unable to reasonably estimate the number and magnitude of claims that will be filed subsequent to the second quarter of 2011. The Company lacks visibility into, among other things, the processes associated with OPA damage claim approvals and claims administration, which significantly hinders the Company’s ability to formulate a long-term estimate of potential OPA damage claims. Accordingly, the Company’s cost estimate does not include amounts attributable to OPA damage claims that could be made subsequent to the end of the second quarter of 2011.

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

—

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

—

Anadarko’s OA sharing percentage—If BP ceases paying any portion of the Deepwater Horizon event-related costs, the federal government could seek payment from all potential RPs under the joint and several liability provisions of OPA. Under this scenario, the Company estimates its maximum allocation of gross OPA-related environmental costs could be 25%, which is equivalent to Anadarko’s OA sharing percentage. The Company does not consider an allocable percentage in excess of 25% to be reasonable based on BP’s public statements that it intends to continue to honor its commitments in the Gulf of Mexico, the Company’s assessment of BP’s ability to continue funding all OPA-related environmental costs and the Company’s assessment of the other OA party’s ability to fund its share of potential costs. This estimate of a maximum allocation percentage assumes no allocation of gross OPA-related environmental costs to RPs that are not party to the OA (non-OA RPs).

—

Allocation to non-OA RPs—In addition to the parties to the OA identified as RPs (including the Company), two non-OA RPs have been identified by the federal government. The allocation of costs to all potential RPs, including non-OA RPs, would likely reduce Anadarko’s potential allocable share of gross OPA-related environmental costs to an amount less than Anadarko’s 25% OA sharing percentage.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Based on the above, the Company has concluded that a range of 0-25% is appropriate as an estimate of its potential allocable share of gross OPA-related environmental costs. At March 31, 2011, the Company considers zero to be the most likely allocable percentage within the 0-25% range for allocation of gross OPA-related environmental costs and, under the applicable accounting guidance, continues to have a liability accrual of zero. The Company’s assessment as to the most likely allocation percentage is a result of BP’s continued funding of 100% of OPA-related environmental costs and BP’s repeated public commentary regarding its ability and intent to continue to honor its Deepwater Horizon-related commitments. BP’s funding and public commentary has continued subsequent to the release of BP’s own investigation report as well as the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling’s final report, which the Company considers significant in concluding that zero is the most likely allocation percentage within the 0-25% range.

Other Contingencies

Penalties and Fines    These costs include amounts that may be assessed as a result of potential civil and/or criminal penalties under various federal, state, and/or local statutes and/or regulations as a result of the Deepwater Horizon events, including, for example, the Clean Water Act (CWA), the Outer Continental Shelf Lands Act, the Migratory Bird Treaty Act, and possibly other federal, state, and local laws. The foregoing does not represent an exhaustive list of statutes and regulations that potentially could trigger a penalty or fine assessment against BP or the Company. Currently, the Company cannot reasonably estimate the amount of any federal, state, or local penalties or fines that could be assessed or the extent to which such penalties or fines could be material to the Company’s financial statements.

To date, no penalties or fines have been assessed against the Company or, to the Company’s knowledge, any other party. However, on December 15, 2010, the DOJ, on behalf of the federal agencies involved in the spill response, filed a civil lawsuit in the United States District Court for the Eastern District of Louisiana (Louisiana District Court) against several parties, including Anadarko Petroleum Corporation and Anadarko E&P Company LP (AE&P), seeking (i) an assessment of civil penalties under the CWA in an amount to be determined by the Louisiana District Court, and (ii) a declaratory judgment that such parties are jointly and severally liable without limitation under OPA for all removal costs and damages resulting from the Deepwater Horizon events. In the lawsuit, the DOJ states that civil penalties under the CWA may be assessed in an amount up to $1,100 per barrel of oil discharged or in cases involving gross negligence or willful misconduct in an amount up to $4,300 per barrel of oil discharged. Based on the allegations in the DOJ complaint, the United States government is seeking a declaration of liability and separate assessments against both Anadarko Petroleum Corporation and AE&P. The DOJ apparently seeks relief against AE&P solely based on a temporary interest that AE&P held at one time in the Lease. In April 2011, the Company moved to dismiss AE&P from the DOJ lawsuit because AE&P did not own an interest in the Lease at the time of the Deepwater Horizon events.

While Anadarko was named in the DOJ civil lawsuit, its status as a defendant does not mean that Anadarko will be assessed a penalty in that action. CWA penalties, in practice, are generally assessed on a party-specific basis and take into account several factors such as the party’s degree of fault. The Company considers BP’s actions, as well as the Company’s lack of direct involvement in the spill, significant for purposes of concluding that potential losses from CWA penalty assessments are not “probable.” Neither the filing of the DOJ civil lawsuit nor the potential for BP to be found grossly negligent alters the Company’s assessment of its exposure to potential penalties under the CWA. Accordingly, the Company has not recorded a liability for potential CWA penalties at March 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

In addition to spill-volume variability, there is significant uncertainty as to the Company’s ultimate liability for potential CWA penalties, if any, as previous CWA penalty settlements vary greatly, have not been based solely on a simple per-barrel penalty assessment and have often been influenced by some or all of the following subjective factors included in the CWA:

—	the degree of culpability involved;

—	the seriousness of the violation;

—	the economic benefit to the violator;

—	any other penalties assessed for the same incident;

—	the history of prior violations; and

—	any mitigation efforts undertaken and the success of those efforts.

Based on the above factors, the significant uncertainty regarding the actual spill volume, and historic resolution through settlement, the Company currently is unable to reasonably estimate any potential CWA penalties.

Natural Resource Damages (NRD)  This category includes costs to assess damages to natural resources resulting from the spill and/or spill-cleanup activities as well as future damage claims that may be made by federal and/or state natural resource trustee agencies at the completion of injury assessments and restoration planning. Natural resources generally include land, fish, water, air, wildlife, or other such resources belonging to, managed by, held in trust by, or otherwise controlled by, the federal, state, or local government.

The NRD-assessment process is led by government agencies that act as trustees of natural resources on behalf of the public. Government agencies involved in the process include the Department of Commerce, the Department of the Interior, and the Department of Defense. These governmental departments, along with the five affected states, Alabama, Louisiana, Florida, Mississippi, and Texas, are referred to as the “Co-Trustees.” The Co-Trustees continue to conduct injury assessment and restoration planning. The assessment phase will continue as long as spill-cleanup activities are ongoing, and may extend for an unknown period of time subsequent to the completion date of spill-cleanup activities. Restoration planning is ongoing and will be completed subsequent to the completion of the injury assessment.

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

The DOJ civil lawsuit filed against BP, the Company, and others seeks unspecified damages for injury to federal natural resources. Not all of the Co-Trustees were a party to this lawsuit; however, the state of Alabama has individually filed an NRD-related claim and the State of Louisiana is considering filing and has requested permission from the Louisiana District Court to conduct discovery regarding the issue. At this time, the Company is unable to reasonably estimate the magnitude of any NRD claim until assessment and restoration planning is complete, which may take several years, or additional facts or information are revealed during legal discovery.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Civil Litigation Damage Claims  Numerous civil lawsuits have been filed against BP and other parties, including the Company, by, among others, fishing, boating, and shrimping industry groups; restaurants; commercial and residential property owners; certain rig workers or their families; the State of Alabama and several of its political subdivisions; the DOJ; environmental non-governmental organizations; the State of Louisiana; the Plaquemines Parish School Board, a political subdivision of the State of Louisiana; and certain Mexican states. Many of the lawsuits filed assert various claims of negligence, gross negligence, and violations of several federal and state laws and regulations, including, among others, OPA; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Air Act; the CWA; and the Endangered Species Act; or challenge existing permits for operations in the Gulf of Mexico. Generally, the plaintiffs are seeking actual damages, punitive damages, declaratory judgment, and/or injunctive relief.

In August 2010, the United States Judicial Panel on Multidistrict Litigation created Multidistrict Litigation No. 2179 (MDL) to administer essentially all litigation filed in federal court involving Deepwater Horizon event-related claims. Federal Judge Carl Barbier presides over this MDL in the Louisiana District Court in New Orleans, Louisiana. The Louisiana District Court has issued a number of case management orders that establish a schedule for procedural matters, discovery, and trial of the MDL cases. The Louisiana District Court has scheduled a February 2012 trial to determine the liability issues and the liability allocation among the parties involved in the Deepwater Horizon events. The parties to the MDL are actively engaged in discovery. On April 19, 2011, the Company filed its answer in this MDL proceeding and cross-claimed against affiliates of BP and Transocean Ltd. (Transocean), Halliburton Energy Services, Inc. (Halliburton), Cameron International Corporation (Cameron), and other third party defendants. Transocean, Halliburton and Cameron filed cross claims against the Company on April 20, 2011. On April 27, 2011, BP filed a motion to stay the litigation in the MDL between BP and the non-operating OA parties. In the motion to stay, BP argues that the cross-claims asserted against BP by the Company and the other non-operating OA party are covered by the dispute resolution procedures under the OA and should be stayed.

Lawsuits seeking to place limitations on the oil and gas industry’s operations in the Gulf of Mexico, including those of the Company, have also been filed outside of the MDL by non-governmental organizations against various governmental agencies. These cases are filed in the Louisiana District Court, the United States District Courts for the Southern District of Alabama and the District of Columbia, and in the United States Court of Appeals for the Fifth Circuit.

Two separate class action complaints were filed in June and August 2010 in the United States District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 12, 2009, and June 9, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. In November 2010, the New York District Court consolidated the two cases and appointed The Pension Trust Fund for Operating Engineers and Employees’ Retirement System of the Government of the Virgin Islands (Virgin Islands Group) to act as Lead Plaintiff. In January 2011, the Lead Plaintiff filed its Consolidated Amended Complaint. Prior to filing its Consolidated Amended Complaint, the Lead Plaintiff requested leave from the New York District Court to transfer this lawsuit to the United States District Court for the Southern District of Texas. The Company opposes the Lead Plaintiff’s request to transfer the case to the District Court for the Southern District of Texas. The parties have submitted briefs to the New York District Court concerning the transfer of venue issue. In March 2011, the Company moved to dismiss the Consolidated Amended Complaint of the Lead Plaintiff and in April 2011, the Lead Plaintiff filed its opposition to the motion to dismiss.

Also in June 2010, a shareholder derivative petition was filed in the 152nd Judicial District Court of Harris County, Texas, by a shareholder of the Company against Anadarko (as a nominal defendant), certain of its officers, and current and certain former directors. The petition alleges breaches of fiduciary duties, unjust enrichment, and waste of corporate assets in connection with the Deepwater Horizon events. The plaintiffs seek certain changes to the Company’s governance and internal procedures, disgorgement of profits, and reimbursement of litigation fees and costs. In November 2010, the 152nd Judicial District Court of Harris County, Texas, granted Anadarko’s Motion to Dismiss for Lack of Jurisdiction and Special Exceptions, and granted the plaintiffs 120 days to file an Amended Petition. In March 2011, the plaintiffs filed an Amended Petition. The Company filed Special Exceptions and a Motion to Dismiss the Amended Petition in April 2011.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

In September 2010, a purported shareholder made a demand on the Company’s Board of Directors (Board) to investigate allegations of breaches of duty by members of management. The Board duly considered the demand, and in January 2011 determined that it would not be in the best interest of the Company to pursue the issues in the demand letter.

These proceedings are at a very early stage; accordingly, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceedings described above. The Company intends to vigorously defend itself, its officers, and directors in these proceedings.

Liability Outlook  As discussed above, the Company’s aggregate Deepwater Horizon event-related liability accrual of zero as of March 31, 2011, is not intended to represent an opinion of the Company that it will not incur any future liability related to the Deepwater Horizon events. The Company’s liability assessment is based on the application of relevant accounting guidance to the Company’s understanding of currently available facts surrounding the Deepwater Horizon events. As more facts become known, it is reasonably possible that the Company may be required to recognize a liability related to the Deepwater Horizon events, and that the liability could be material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company will continue to monitor the MDL and other legal proceedings discussed above as well as federal investigations related to the Deepwater Horizon events, including investigations by The Deepwater Horizon Joint Investigation Team, the United States Chemical Safety Board, and the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling. The Company cannot predict the nature of evidence that may be discovered during the course of legal proceedings and investigations, the timing of discovery, or the timing of completion of any legal proceedings or investigations. The Company continues to evaluate its liability assessment based on the accumulation of evidence expected to be obtained through continued discovery, expert testimony and opinion, and technical analysis.

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

In March 2011, the Company was granted leave by the Louisiana District Court to intervene in a declaratory judgment lawsuit brought by excess insurers for Transocean in a lawsuit now pending in the MDL. The Company contends that it is an additional insured party under the Transocean insurance policies and, as such, is a proper party to the lawsuit and is entitled to participate in any legal proceedings in which the liability of insurers is determined for costs and damages arising from the blowout, explosion, and fire related to the Deepwater Horizon events.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Inventories

The major classes of inventories, included in other current assets, are as follows:

	Deceber 31	Deceber 31
millions	March 31, 2011	December 31, 2010
Crude oil	$136	$126
Natural gas	8	64
NGLs	56	61

Total	$200	$251

4.  Properties and Equipment

Suspended Exploratory Drilling Costs  Management believes projects with suspended exploratory drilling costs exhibit sufficient quantities of hydrocarbons to justify potential development and is actively assessing whether reserves can be attributed to these areas. If additional information becomes available that raises substantial doubt concerning the economic or operational viability of any of these projects, the associated costs will be expensed at that time.

The Company’s capitalized suspended well costs at March 31, 2011, and December 31, 2010, were $1.1 billion and $935 million, respectively. The increase primarily relates to the capitalization of costs associated with successful exploration drilling in Ghana, Brazil, Mozambique, the Niobrara area in the Company’s Rocky Mountains Region, and the Maverick basin in the Company’s Southern and Appalachia Region. For the three months ended March 31, 2011, $7 million of exploratory well costs previously capitalized as suspended well costs for greater than one year were charged to dry hole expense and $24 million of capitalized suspended well costs were reclassified to proved properties.

Other  In February 2011, Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, acquired a third-party processing plant and related gathering systems, located in the Rocky Mountains area, for $304 million.

In March 2011, Anadarko agreed to purchase a 93% interest in the Wattenberg Processing Plant, located in northeast Colorado, for approximately $576 million. Subsequent to closing, Anadarko will operate and own 100% of the plant.

5.  Noncontrolling Interests

During the first quarter of 2011, WES issued approximately four million common units to the public, raising net proceeds of $130 million, which increased the noncontrolling interests component of total equity.

At March 31, 2011, the balance of noncontrolling interests on the Consolidated Balance Sheet includes approximately $167 million, net of tax, which will be transferred to paid-in capital when the WES subordinated limited partner units convert to common units. At March 31, 2011, Anadarko’s ownership interest in WES consists of a 44.3% limited partner interest (common and subordinated units), a 2.0% general partner interest, and incentive distribution rights.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivative Instruments

Objective and Strategy  The Company uses derivative instruments to manage its exposure to cash-flow variability resulting from commodity price and interest-rate risks.

Futures, swaps, and options are used to manage exposure to commodity price risk inherent in the Company’s oil and natural-gas production and natural-gas processing operations (Oil and Natural-Gas Production/Processing Derivative Activities). Futures contracts and commodity price swap agreements are used to fix the price of expected future oil and natural-gas sales at major industry trading locations, such as Henry Hub for natural gas and Cushing for oil. Basis swaps are used to fix or float the price differential between product prices at one market location versus another. Options are used to establish a floor and a ceiling price (collar) for expected future oil and natural-gas sales. Derivative instruments are also used to manage commodity price risk inherent in customer price requirements and to fix margins on the future sale of natural gas and NGLs from the Company’s leased storage facilities (Marketing and Trading Derivative Activities).

Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest-rate changes.

The Company does not apply hedge accounting to any of its derivative instruments. As a result, both realized and unrealized gains and losses associated with derivative instruments are recognized in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recorded to earnings.

Accumulated other comprehensive loss balances of $120 million ($77 million after tax) and $125 million ($79 million after tax) at March 31, 2011, and December 31, 2010, respectively, primarily relate to interest-rate derivatives that were previously subject to hedge accounting.

Oil and Natural-Gas Production/Processing Derivative Activities  Below is a summary of the Company’s derivative instruments at March 31, 2011, related to its oil and natural-gas production/processing activities. The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are NYMEX Cushing.

	2012	2012
	2011	2012
Natural Gas
Three-Way Collars (thousand MMBtu/d)	480	500
Average price per MMBtu
Ceiling sold price (call)	$8.29	$9.03
Floor purchased price (put)	$6.50	$6.50
Floor sold price (put)	$5.00	$5.00

Fixed-Price Contracts (thousand MMBtu/d)	90	—
Average price per MMBtu	$6.17	$—

Basis Swaps (thousand MMBtu/d)	45	—
Average price per MMBtu	$(1.74)	$—

MMBtu—million British thermal units

MMBtu/d—million British thermal units per day

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivative Instruments (Continued)

	2012	2012
	2011	2012
Crude Oil
Three-Way Collars (MBbls/d)	126	2
Average price per barrel
Ceiling sold price (call)	$99.95	$92.50
Floor purchased price (put)	$79.29	$50.00
Floor sold price (put)	$64.29	$35.00

MBbls/d—thousand barrels per day

A three-way collar is a combination of three options: a sold call, a purchased put, and a sold put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price that the Company will receive for the contracted volumes unless the market price for the commodity falls below the sold put strike price, at which point the minimum price equals the reference price (e.g., NYMEX) plus the excess of the purchased put strike price over the sold put strike price.

Marketing and Trading Derivative Activities  In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and related derivative transactions used to manage commodity price risk. At March 31, 2011, and December 31, 2010, the Company had outstanding fixed-price physical transactions related to natural gas for 30 billion cubic feet (Bcf) and 32 Bcf, respectively, offset by derivative transactions for 25 Bcf and 28 Bcf, respectively, for net positions of 5 Bcf and 4 Bcf, respectively.

Interest-Rate Derivatives  In 2008 and 2009, Anadarko entered into interest-rate swap agreements to mitigate the risk of rising interest rates on up to $3.0 billion of debt originally expected to be refinanced in 2011 and 2012, over a reference term of either 10 years or 30 years. The Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London Interbank Offer Rate (LIBOR). The swap instruments include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period. In March 2011, WES entered into a five-year, forward-starting interest-rate swap agreement with a notional principal amount of $150 million. WES locked in a fixed interest rate of 2.32% in exchange for a floating interest rate indexed to the three-month LIBOR.

A summary of the swaps outstanding at March 31, 2011, including the outstanding notional principal amounts and the associated reference periods, is presented below.

	Weighted-Average	Weighted-Average	Weighted-Average
millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount:	Start	End	Interest Rate
$ 750	October 2011	October 2021	4.72%
$ 1,250	October 2011	October 2041	4.83%
$ 250	October 2012	October 2022	4.91%
$ 750	October 2012	October 2042	4.80%
$ 150	May 2011	May 2016	2.32%

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet    The fair value of the Company’s derivative instruments is presented below.

		Gross Derivative Assets		Gross Derivative Liabilities
millions Derivatives	Balance Sheet Classification	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Commodity
	Other Current Assets	$233	$444	$(177)	$(274)
	Other Assets	154	242	(38)	(56)
	Accrued Expenses	238	89	(439)	(131)
	Other Liabilities	60	26	(30)	(28)

		685	801	(684)	(489)

Interest Rate and Other
	Other Current Assets	3	—	—	—
	Other Assets	2	—	—	—
	Accrued Expenses	—	—	(155)	(190)
	Other Liabilities	—	—	(26)	(45)

		5	—	(181)	(235)

Total Derivatives		$690	$801	$(865)	$(724)

Effect of Derivative Instruments—Statement of Income  The realized and unrealized gain or loss amounts and classification related to derivative instruments for the respective three months ended March 31 are as follows:

millions		(Gain) Loss
Derivatives	Classification of (Gain) Loss Recognized	Realized	Unrealized	Total
2011
Commodity
	Gathering, Processing, and Marketing Sales (1)	$12	$(1)	$11
	(Gains) Losses on Commodity Derivatives, net	(57)	313	256
Interest Rate and Other
	(Gains) Losses on Other Derivatives, net	—	(59)	(59)

Derivative (Gain) Loss, net		$(45)	$253	$208

2010
Commodity
	Gathering, Processing, and Marketing Sales (1)	$—	$(7)	$(7)
	(Gains) Losses on Commodity Derivatives, net	(21)	(567)	(588)
Interest Rate and Other
	(Gains) Losses on Other Derivatives, net	—	29	29

Derivative (Gain) Loss, net		$(21)	$(545)	$(566)

(1)	Represents the effect of marketing and trading derivative activities.

Credit-Risk Considerations  The financial integrity of exchange-traded contracts is assured by NYMEX or the Intercontinental Exchange through systems of financial safeguards and transaction guarantees and is subject to nominal credit risk. Over-the-counter traded swaps, options, and futures contracts expose the Company to counterparty credit risk. The Company monitors the creditworthiness of its derivative counterparties, establishes credit limits according to the Company’s credit policies and guidelines, and assesses the impact of a derivative counterparty’s creditworthiness on fair value. The Company has the ability to require cash collateral or letters of credit to mitigate credit-risk exposure. The Company also routinely exercises its contractual right to net realized gains against realized losses when settling with derivative counterparties.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivative Instruments (Continued)

The Company has netting agreements with financial institutions that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. In addition, the Company has setoff agreements with certain financial institutions that are triggered in the event of default and provide for contract termination and net settlement across all derivative types. At March 31, 2011, $398 million of the Company’s $865 million gross derivative liability balance and at December 31, 2010, $394 million of the Company’s $724 million gross derivative liability balance would have been available, in the event of default, for setoff against the Company’s gross derivative asset balance with financial institutions. Other than in the event of default, the Company does not net settle across commodity and interest-rate derivatives, as the timing of settlement differs.

Some of the Company’s derivative instruments are subject to provisions that can require collateralization of the Company’s obligations. However, most of the Company’s derivative counterparties maintain secured positions with respect to derivative liabilities under the Company’s $5.0 billion senior secured revolving credit facility (the $5.0 billion Facility).

Derivative counterparties that are not secured under the $5.0 billion Facility may require immediate settlement or full collateralization of derivative liabilities in the event certain credit-risk-related provisions are triggered, such as a credit-rating downgrade to a level below investment grade by major credit rating agencies. For these counterparties, at March 31, 2011, and December 31, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features for which a net liability position existed was $28 million (net of collateral) and $10 million (net of collateral), respectively, included in accrued expenses on the Company’s Consolidated Balance Sheets.

Fair Value  Fair value of futures contracts is based on quoted prices in active markets for identical assets or liabilities, which represent Level 1 inputs. Valuations of physical-delivery purchase and sale agreements, over-the-counter financial swaps, and commodity option collars are based on similar transactions observable in active markets and industry-standard models that primarily rely on market-observable inputs. Inputs used to estimate the fair value of swaps and options include market-price curves; contract terms and prices; credit-risk adjustments; and, for Black-Scholes option valuations, implied market volatility and discount factors. Inputs used to estimate fair value in industry-standard models are categorized as Level 2 inputs because substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments.

The following tables set forth, by input level within the fair-value hierarchy, the fair value of the Company’s derivative financial assets and liabilities.

	Collateral	Collateral	Collateral	Collateral	Collateral	Collateral
March 31, 2011
millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets:
Commodity derivatives
Financial institutions	$2	$471	$—	$(362)	$(14)	$97
Other counterparties	—	212	—	(151)	—	61
Interest-rate and other derivatives	—	5	—	—	—	5

Total derivative assets	$2	$688	$—	$(513)	$(14)	$163

Liabilities:
Commodity derivatives
Financial institutions	$(1)	$(503)	$—	$362	$21	$(121)
Other counterparties	—	(180)	—	151	17	(12)
Interest-rate and other derivatives	—	(181)	—	—	10	(171)

Total derivative liabilities	$(1)	$(864)	$—	$513	$48	$(304)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivative Instruments (Continued)

	Netting (1)	Netting (1)	Netting (1)	Netting (1)	Netting (1)	Netting (1)
December 31, 2010
millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets:
Commodity derivatives
Financial institutions	$3	$557	$—	$(298)	$(15)	$247
Other counterparties	—	241	—	(148)	—	93

Total derivative assets	$3	$798	$—	$(446)	$(15)	$340

Liabilities:
Commodity derivatives
Financial institutions	$(2)	$(333)	$—	$298	$—	$(37)
Other counterparties	—	(154)	—	148	—	(6)
Interest-rate and other derivatives	—	(235)	—	—	15	(220)

Total derivative liabilities	$(2)	$(722)	$—	$446	$15	$(263)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

7.  Debt and Interest Expense

Debt  The following presents the Company’s outstanding debt and capital lease obligation. All of the Company’s outstanding debt is senior unsecured.

	Carrying	Carrying	Carrying	Carrying	Carrying	Carrying
	March 31, 2011			December 31, 2010
millions	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Long-term notes and debentures	$14,237	$12,496	$13,526	$14,237	$12,488	$13,459
WES borrowings	470	470	470	299	299	299

Total borrowings	$14,707	$12,966	$13,996	$14,536	$12,787	$13,758
Capital lease obligation	227	227	N/A	226	226	N/A
Less: Current portion of long-term debt	422	424	429	289	291	296

Total long-term debt	$14,512	$12,769	$13,567	$14,473	$12,722	$13,462

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Debt and Interest Expense (Continued)

Debt Activity  The following presents the Company’s debt activity during the three months ended March 31, 2011, and 2010.

millions	Principal	Carrying Value	Description
Balance at December 31, 2010	$14,536	$12,787
Borrowings	560	560	WES credit facility
Repayments(1)	(389)	(389)	WES credit facility and WES term loan
Other, net	—	8	Changes in debt premium or discount

Balance at March 31, 2011	$14,707	$12,966

Balance at December 31, 2009	$14,508	$12,748
Issuance	750	745	6.200% Senior Notes due 2040
Borrowings	210	210	WES credit facility
Repayments(1)	(528)	(522)	6.750% Senior Notes due 2011
	(250)	(250)	Midstream Subsidiary Note due 2012
Other, net	—	6	Changes in debt premium or discount

Balance at March 31, 2010	$14,690	$12,937

(1)	Debt repayment activity includes both scheduled repayments and retirements before scheduled maturity.

WES Revolving Credit Facility  During the three months ended March 31, 2011, WES borrowed $310 million under its $450 million senior unsecured revolving credit facility, primarily to fund the acquisition of a processing plant and related gathering systems located in the Rocky Mountains area. In March 2011, WES entered into an $800 million senior unsecured revolving credit facility maturing in March 2016 (RCF), which amended and restated its $450 million senior unsecured revolving credit facility. WES borrowed $250 million under the RCF to repay a senior unsecured term loan. At March 31, 2011, WES was in compliance with the covenants contained in its RCF and had outstanding borrowings of $470 million, with $330 million of available borrowing capacity. Borrowings under the RCF bear interest at LIBOR plus an applicable margin ranging from 1.30% to 1.90%, for a rate of 1.95% at March 31, 2011.

Interest Expense  The following table summarizes the amounts included in interest expense.

	2011	2011
	Three Months Ended March 31,
millions	2011	2010
Current debt, long-term debt, and other	$248	$209
(Gain) loss on early debt retirements	—	40
Capitalized interest	(28)	(25)

Interest expense	$220	$224

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Stockholders’ Equity

The reconciliation between basic and diluted EPS from continuing operations attributable to common stockholders is as follows:

	2010	2010
	Three Months Ended March 31,
millions except per-share amounts	2011	2010
Income (loss):
Income (loss) attributable to common stockholders	$216	$716
Less: Undistributed income allocated to participating securities	1	5

Basic	$215	$711

Diluted	$215	$711

Shares:
Average number of common shares outstanding—basic	497	493
Dilutive effect of stock options and performance-based stock awards	2	3

Average number of common shares outstanding—diluted	499	496

Excluded (1)	5	5

Income (loss) per common share:
Basic	$0.43	$1.44
Diluted	$0.43	$1.43
Dividends per common share	$0.09	$0.09

(1)	Inclusion of the average shares for these awards would have had an anti-dilutive effect.

9.  Commitments and Contingencies

The following discussion of the Company’s contingencies excludes disclosure related to the Deepwater Horizon events. See discussion in Note 2.

General  The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims, and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica, and benzene while working at refineries previously owned by acquired companies. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Commitments and Contingencies (Continued)

Litigation The Company is subject to various claims by its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, post-production costs and expenses, and royalty valuations. The Company and Kerr-McGee Corporation (Kerr-McGee) were named as defendants in a case styled U.S. of America ex rel. Harrold E. Wright v. AGIP Petroleum Co., et al. filed in September 2000 in the United States District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleges that the Company, including Kerr-McGee, and other industry defendants knowingly undervalued natural gas in connection with royalty payments on production from federal and Indian lands. Based on the Company’s present understanding of these various governmental and False Claims Act proceedings, the Company believes that it has substantial defenses to these claims and is vigorously asserting such defenses. However, if the Company is found to have violated the False Claims Act, the Company could be subject to a variety of damages, including treble damages and substantial monetary fines. The claims against the Company have not been set for trial. The Company has reached a tentative settlement with the United States government and the Relators, which, if finalized, will resolve this litigation, as well as several administrative actions, against Anadarko and Kerr-McGee. The tentative settlement must be approved by various levels of authority within the United States government, which could take up to one year. Management has accrued a liability for the estimated settlement amount. The Company believes that an additional loss, in excess of the accrued settlement amount, is unlikely to have a material adverse effect on Anadarko’s consolidated financial position, results of operations, or cash flows.

In January 2009, Tronox Incorporated (Tronox), a former wholly owned subsidiary of Kerr-McGee, and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko as well as litigation fees and costs. In addition, Tronox seeks to equitably subordinate and/or disallow all claims asserted by Anadarko and Kerr-McGee in the bankruptcy cases. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Bankruptcy Court dismissed, with prejudice, Tronox’s request for punitive damages relating to the fraudulent conveyance claims. The Bankruptcy Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. Anadarko and Kerr-McGee have moved to dismiss three breach of fiduciary duty-related claims in the amended complaint. That motion has been briefed and is awaiting a ruling by the Bankruptcy Court. Discovery is ongoing. The Adversary Proceeding is set for trial in March 2012.

The United States government was granted authority to intervene in the Adversary Proceeding and it has asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act. Anadarko and Kerr-McGee have moved to dismiss the claims of the United States government, but that motion has been stayed by the Bankruptcy Court.

In August 2010, the Bankruptcy Court entered a Stipulation and Agreed Order among Tronox, Anadarko, and Kerr-McGee authorizing the rejection of the Master Separation Agreement (together with all annexes, related agreements, and ancillary agreements to it, the MSA). Anadarko and Kerr-McGee filed Proofs of Claim, which included claims for damages arising from the MSA rejection. In January 2011, the Bankruptcy Court entered a Stipulation and Agreed Order approving a settlement of Anadarko and Kerr-McGee’s rejection damage claims against Tronox. The settlement provided Anadarko a general unsecured claim against Tronox. In February 2011, in settlement of its claim, Anadarko received shares of Tronox stock, which were assigned to a financial institution in exchange for $46 million, included as a credit to general and administrative expenses in the Company’s Consolidated Statements of Income for the three months ended March 31, 2011. The Company will continue to monitor the impact that the rejection of the MSA may have on other litigation and other proceedings, including the Adversary Proceeding, and will assess the impact of future events on the Company’s consolidated financial position, results of operations, or cash flows.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Commitments and Contingencies (Continued)

In February 2011, in accordance with Chapter 11 of the United States Bankruptcy Code, Tronox emerged from bankruptcy pursuant to an August 2010 Bankruptcy Court approved Plan of Reorganization (Plan). The terms of the Plan, which were confirmed by the Bankruptcy Court in the third-quarter of 2010, contemplate that the claims of the United States government (together with other federal, state, local, or tribal governmental entities having regulatory authority or responsibilities for environmental laws, the Governmental Entities) related to Tronox’s environmental liabilities will be settled through certain environmental response trusts and a litigation trust (Litigation Trust). The Plan provides that the Governmental Entities will receive, among other things, 88% of the proceeds from the Adversary Proceeding. Additionally, certain creditors asserting tort claims against Tronox may receive, among other things, 12% of the proceeds from the Adversary Proceeding. Certain documents central to the Plan and the Adversary Proceeding were approved by the Bankruptcy Court in the fourth quarter of 2010 and the first quarter of 2011, including, the Environmental Claims Settlement Agreement, the Tort Claims Trust Agreement, the Environmental Response Trust Agreement, and the Anadarko Litigation Trust Agreement. In accordance with the Plan, the Adversary Proceeding will be prosecuted by representatives of the Litigation Trust.

In addition, a consolidated class action complaint has been filed in the United States District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005, and January 12, 2009 (Class Period), against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP. The complaint alleges causes of action arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee and other defendants moved to dismiss the consolidated class action complaint and in August 2010 moved to dismiss an amended consolidated class action complaint that had been filed in July 2010. The New York District Court issued the second of two opinions and orders on the motions (Orders). Following the Orders, only the plaintiffs’ Section 20(a) claims under the Exchange Act remain against Anadarko and Kerr-McGee. The plaintiffs’ claims against Anadarko are limited to the period beginning on August 10, 2006, through the end of the Class Period. The discovery process is ongoing.

Given that discovery and motion practice are still underway in the Tronox proceedings, these matters are at a relatively early stage in the litigation process; accordingly, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceedings described above. The Company intends to vigorously defend itself, its officers, and its directors in these proceedings.

Deepwater Drilling Moratorium and Other Related Matters    In May and July 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE), previously known as the Minerals Management Service, an agency of the Department of the Interior, issued directives requiring lessees and operators of federal oil and gas leases in the Outer Continental Shelf regions of the Gulf of Mexico and Pacific Ocean to cease drilling all new deepwater wells, including wellbore sidetracks and bypasses, through November 30, 2010. These deepwater drilling moratoria (collectively, the Moratorium) prohibited drilling and/or spudding any new wells, required operators that were in the process of drilling wells to proceed to the next safe opportunity to secure such wells, and to take all necessary steps to cease operations and temporarily abandon the impacted wells. Anadarko ceased all drilling operations in the Gulf of Mexico in accordance with the Moratorium, which resulted in the suspension of operations of two operated deepwater wells (Lucius and Nansen) and one non-operated deepwater well (Vito). The Moratorium was lifted effective October 12, 2010. Anadarko is awaiting approval of new and revised exploration plans by the BOEMRE.

As a result of the Moratorium and additional inspection and safety requirements issued by the BOEMRE in May and June 2010, the Company provided notification of force majeure to drilling contractors of four of the Company’s contracted deepwater rigs in the Gulf of Mexico. Some of the contracts have provisions that authorize contract termination by either party if force majeure conditions continue for a specified number of consecutive days.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Commitments and Contingencies (Continued)

In June 2010, the Company gave written notice of termination to the drilling contractor of a rig placed in force majeure in May 2010, and filed a lawsuit in the United States District Court for the Southern District of Houston, Texas (Houston, Texas District Court) against the drilling contractor seeking a judicial declaration that the Company’s interpretation of the drilling contract was correct and that the contract terminated on June 19, 2010. The drilling contractor filed an Original Answer in July 2010 denying the Moratorium constituted a force majeure event and asserted that Anadarko had breached the drilling contract. If the Company does not prevail in its claim, the Company could be obligated to pay the rig contract rate from the contract-termination date through March 2011, the end of the original contract term.

In September 2010, the Company gave written notice of termination to another drilling contractor of a rig that had been placed in force majeure, and the Company filed a lawsuit in the Houston, Texas District Court against the drilling contractor seeking a judicial declaration that the Company’s interpretation of the drilling contract was correct and that the contract terminated on September 18, 2010. The drilling contractor filed a Motion to Dismiss and an Original Answer in October 2010. The Houston, Texas District Court, acting on its discretion, converted the Motion to Dismiss into a Motion for Summary Judgment and entered a scheduling order for submission of briefs during February and March 2011. If the Company does not succeed in its claim, the Company could be obligated to pay the rig contract rate from the contract-termination date through March 2013, the end of the original contract term.

The disputed rentals for the contract periods described above are $116 million and $384 million, respectively, but any potential damages would be reduced by, among other things, any amounts resulting from the drilling contractor’s ability to mitigate damages by leasing the drilling rig to another third party, as well as cost savings incurred by the drilling contractor by not having to operate the drilling rig on a daily basis. At March 31, 2011, the Company has not recognized a liability for costs associated with these disputes as management believes payment related to these matters is not probable. The Company intends to vigorously pursue each claim.

10.  Income Taxes

Following is a summary of income tax expense (benefit) and effective tax rates.

	Three Months Ended March 31,
millions except percentages	2011	2010
Total income tax expense (benefit)	$266	$517
Effective tax rate	53%	42%

The increase from the 35% statutory rate for the three months ended March 31, 2011, and 2010, is primarily attributable to tax expense associated with the accrual of the Algerian exceptional profits tax (which is non-deductible for Algerian income tax purposes), U.S. tax on foreign income inclusions and distributions, foreign tax rate differentials and valuation allowances on foreign losses, and state income taxes. The increase from the 35% statutory rate for the three months ended March 31, 2011, and 2010, is partially reduced by the U.S. income tax impact from losses and restructuring of foreign operations. The increase from the 35% statutory rate for 2010 is also reduced by the federal manufacturing deduction and other items.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Supplemental Cash Flow Information

The following table presents cash paid for interest (net of amounts capitalized) and income taxes, as well as non-cash investing and financing transactions.

	Three Months Ended March 31,
millions	2011	2010
Cash paid:
Interest	$318	$240
Income taxes	$21	$3
Non-cash investing activities:
Fair value of properties and equipment received in non-cash exchange transactions	$(4)	$17

12.  Segment Information

Anadarko’s primary business segments are vertically integrated within the oil and gas industry. These segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. The Company’s three reporting segments are oil and gas exploration and production, midstream, and marketing. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and NGLs. The midstream segment engages in gathering, processing, treating, and transporting Anadarko and third-party oil, natural-gas, and NGLs production. The marketing segment sells most of Anadarko’s production, as well as third-party purchased volumes.

During the first quarter of 2011, the chief operating decision maker (CODM) began separately assessing the performance of, and resource allocation to, the WES operating segment. As a result, the midstream operating segment was separated into two operating segments, WES and other midstream activities. The WES and other midstream activities operating segments are aggregated into a single midstream reporting segment due to similar financial and operating characteristics.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Segment Information (Continued)

To assess the performance of Anadarko’s operating segments, the CODM analyzes income (loss) before income taxes, interest expense, exploration expense, DD&A, impairments, and unrealized (gains) losses on derivative instruments, net, less net income attributable to noncontrolling interests (Adjusted EBITDAX). The Company’s definition of Adjusted EBITDAX excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Anadarko’s definition of Adjusted EBITDAX also excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Finally, unrealized (gains) losses on derivative instruments, net are excluded from Adjusted EBITDAX because unrealized (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

Adjusted EBITDAX may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) attributable to common stockholders and other performance measures, such as operating income or cash flows from operating activities. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) before income taxes.

	Three Months Ended March 31,
millions	2011	2010
Income (loss) before income taxes	$503	$1,245
Exploration expense	179	155
Depreciation, depletion, and amortization (DD&A)	985	981
Impairments	2	12
Interest expense	220	224
Unrealized (gains) losses on derivative instruments, net(1)	253	(545)
Less: Net income attributable to noncontrolling interests	21	12

Consolidated Adjusted EBITDAX	$2,121	$2,060

(1)

In the fourth quarter of 2010, the Company revised the definition of Adjusted EBITDAX to exclude the impact of unrealized (gains) losses on derivative instruments, net. The prior period has been adjusted to reflect this change.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Segment Information (Continued)

The following presents selected financial information for Anadarko’s reporting segments for the respective three months ended March 31. Information presented below as “Other and Intersegment Eliminations” includes results from hard-minerals non-operated joint ventures and royalty arrangements, and corporate, financing, and certain hedging activities.

	& Production	& Production	& Production	& Production	& Production
millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
2011
Sales revenues	$1,796	$64	$1,364	$—	$3,224
Intersegment revenues	1,125	210	(1,232)	(103)	—
Gains (losses) on divestitures and other, net	—	—	—	29	29

Total revenues and other	2,921	274	132	(74)	3,253

Operating costs and expenses(1)	891	142	136	22	1,191
Realized (gains) losses on derivatives, net	—	—	—	(57)	(57)
Other (income) expense, net	—	—	—	(24)	(24)
Net income attributable to noncontrolling interests	—	21	—	—	21

Total expenses and other	891	163	136	(59)	1,131

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(1)	—	(1)

Adjusted EBITDAX	$2,030	$111	$(5)	$(15)	$2,121

2010
Sales revenues	$1,547	$55	$1,528	$—	$3,130
Intersegment revenues	1,251	224	(1,377)	(98)	—
Gains (losses) on divestitures and other, net	(13)	—	—	22	9

Total revenues and other	2,785	279	151	(76)	3,139

Operating costs and expenses(1)	748	172	120	32	1,072
Realized (gains) losses on derivatives, net	—	—	—	(21)	(21)
Other (income) expense, net	—	—	—	9	9
Net income attributable to noncontrolling interests	—	12	—	—	12

Total expenses and other	748	184	120	20	1,072

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(7)	—	(7)

Adjusted EBITDAX	$2,037	$95	$24	$(96)	$2,060

(1)	Operating costs and expenses exclude exploration expense, DD&A, and impairments since these expenses are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Pension Plans and Other Postretirement Benefits

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

During the three months ended March 31, 2011, the Company made contributions of $162 million to its funded pension plans, $1 million to its unfunded pension plans, and $4 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2011, the Company expects to contribute approximately $110 million to its funded pension plans, approximately $28 million to its unfunded pension plans, and approximately $14 million to its unfunded other postretirement benefit plans.

The following table sets forth the Company’s pension and other postretirement benefit costs.

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
millions	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$20	$17	$2	$2
Interest cost	21	21	4	4
Expected return on plan assets	(21)	(21)	—	—
Amortization of net actuarial loss (gain)	21	17	—	(1)
Amortization of net prior service cost (credit)	1	1	—	—

Net periodic benefit cost	$42	$35	$6	$5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has made in this report, and may from time to time otherwise make in other public filings, press releases, and management discussions, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance, and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities, and also include those statements preceded by, followed by, or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

—	the Company’s assumptions about the energy market;

—	production levels;

—	reserve levels;

—	operating results;

—	competitive conditions;

—	technology;

—	the availability of capital resources, capital expenditures, and other contractual obligations;

—	the supply and demand for and the price of natural gas, oil, natural gas liquids (NGLs), and other products or services;

—	volatility in the commodity-futures market;

—	the weather;

—	inflation;

—	the availability of goods and services;

—	drilling risks;

—	future processing volumes and pipeline throughput;

—	general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business;

—

legislative or regulatory changes, including retroactive royalty or production tax regimes; hydraulic-fracturing regulation; deepwater drilling and permitting regulations; derivatives reform; changes in state, federal, and foreign income taxes; environmental regulation; environmental risks; and liability under federal, state, foreign, and local environmental laws and regulations;

—	the outcome of the Deepwater Horizon events;

—	the success of BP Exploration & Production Inc.’s (BP) cleanup efforts related to the Deepwater Horizon events;

—

current and potential legal proceedings, and environmental or other obligations arising from the Deepwater Horizon events, the Oil Pollution Act of 1990 (OPA) and other regulatory obligations, and the operating agreement (OA) for the Macondo well;

—	the legislative and regulatory changes that may impact the Company’s Gulf of Mexico and international offshore operations resulting from the Deepwater Horizon events;

—	the Company’s ability to resume drilling operations in the Gulf of Mexico;

—	current and potential legal proceedings, environmental or other obligations related to or arising from Tronox Incorporated (Tronox);

—	civil or political unrest in a region or country;

—	the creditworthiness of the Company’s counterparties, including financial institutions, operating partners, and other parties;

—	the securities, capital, or credit markets;

—	the Company’s ability to repay its debt;

—	the impact of downgrades to the Company’s credit rating, including the ability of the Company to access capital and remain liquid;

—	the outcome of any proceedings related to the Algerian exceptional profits tax; and

—

other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s 2010 Annual Report on Form 10-K, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management.

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Item 1, and the information set forth in Risk Factors under Item 1A as well as the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Item 8 of the 2010 Annual Report on Form 10-K, and the information set forth in the Risk Factors under item 1A of the 2010 Annual Report on Form 10-K. Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

OVERVIEW

Anadarko Petroleum Corporation is among the world’s largest independent oil and natural-gas exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, and NGLs. The Company also engages in the gathering, processing, and treating of natural gas, and the transporting of natural gas, crude oil, and NGLs. The Company operates worldwide, including activities in the United States, Algeria, Brazil, East and West Africa, China, Indonesia, and New Zealand.

Operating Highlights

Significant operating highlights during the first quarter of 2011 include the following:

United States Onshore

—

The Company’s Rocky Mountains Region (Rockies) achieved first-quarter sales volumes of 293 thousand barrels of oil equivalent per day (MBOE/d), representing a 5% increase over the first quarter of 2010.

—

The Company’s Southern and Appalachia Region achieved first-quarter sales volumes of 149 MBOE/d, representing a 16% increase over the first quarter of 2010 primarily due to increased drilling in the Maverick basin and Marcellus shale.

—

The Company entered into a joint-venture agreement that requires a third-party partner to fund approximately $1.6 billion of Anadarko’s future capital costs in the Maverick basin to earn a one-third interest in Anadarko’s Maverick basin assets.

—

Anadarko agreed to purchase a 93% interest in the Wattenberg Processing Plant (Wattenberg Plant), located in northeast Colorado, for approximately $576 million. Subsequent to closing, Anadarko will operate and own 100% of the plant.

—	Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, acquired a third-party processing plant and related gathering systems, located in the Rocky Mountains area, for $304 million.

Gulf of Mexico

—	The Company’s Gulf of Mexico first-quarter sales volumes were 153 MBOE/d, representing a 15% decrease from the first quarter of 2010.

—	The Company achieved first production from the Callisto discovery well (100% working interest) through Independence Hub.

—	The Company joined the Marine Well Containment Company (MWCC), which provides members access to oil-spill response equipment and services in the Gulf of Mexico.

International

—	The Tubarao discovery well (36.5% working interest) encountered more than 110 feet of natural-gas pay in the high-quality Eocene-age reservoir located in the Rovuma basin off the coast of Mozambique.

—

The Teak-1 and Teak-2 exploration wells (30.875% working interest) encountered approximately 240 net feet and 90 net feet, respectively, of oil, condensate, and natural-gas pay in stacked Campanian- and Turonian-age reservoirs located in the West Cape Three Points Block offshore Ghana.

—	The Company drilled successful appraisal wells at Enyenra-2A, Tweneboa-3 and Tweneboa-3ST (18% working interest) in the Deepwater Tano License offshore Ghana.

—	Anadarko’s sales volumes benefited from the Company’s first oil lifting at the Jubilee field in Ghana.

Financial Highlights

Significant financial highlights during the first quarter of 2011 include the following:

—	Anadarko’s net income attributable to common stockholders for the first quarter of 2011 totaled $216 million.

—	The Company generated $1.3 billion of cash flows from operations and ended the quarter with $3.5 billion of cash on hand.

—

WES entered into an $800 million senior unsecured revolving credit facility (RCF), which amended and restated its $450 million senior unsecured revolving credit facility, and repaid its $250 million senior unsecured term loan (Term Loan) with proceeds from RCF borrowings.

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

Deepwater Drilling Moratorium and Other Related Matters

Anadarko ceased all drilling operations in the Gulf of Mexico in accordance with the deepwater drilling moratorium (the Moratorium), which resulted in the suspension of operations of two operated deepwater wells (Lucius and Nansen) and one non-operated deepwater well (Vito). The Moratorium was lifted effective October 12, 2010, and the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) is continuing to review plans for new drilling by Anadarko. The Company is currently positioned to resume exploration and development drilling operations in the Gulf of Mexico, pending approvals of drilling permits and exploration and oil spill-response plans. See Note 9—Commitments and Contingencies—Deepwater Drilling Moratorium and Other Related Matters in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information on the Moratorium.

The following discussion pertains to Anadarko’s financial condition, results of operations, and changes in financial condition. Any increases or decreases “for the three months ended March 31, 2011,” refer to the comparison of the three months ended March 31, 2011, to the three months ended March 31, 2010. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

Selected Data

	Three Months Ended March 31,
millions except per-share amounts	2011	2010
Financial Results
Revenues and other	$3,253	$3,139
Costs and expenses	2,357	2,220
Other (income) expense	393	(326)
Income tax expense (benefit)	266	517
Net income (loss) attributable to common stockholders	$216	$716
Net income (loss) per common share attributable to common stockholders—diluted	$0.43	$1.43
Average number of common shares outstanding—diluted	499	496

Operating Results
Adjusted EBITDAX(1)	$2,121	$2,060
Sales volumes (MMBOE)	62	62

MMBOE—millions of barrels of oil equivalent

(1)

See Operating Results—Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income (loss) before income taxes, which is presented in accordance with GAAP.

FINANCIAL RESULTS

Net Income (Loss) Attributable to Common Stockholders    For the first quarter of 2011, Anadarko’s net income attributable to common stockholders totaled $216 million, or $0.43 per share (diluted), compared to net income attributable to common stockholders of $716 million, or $1.43 per share (diluted) for the first quarter of 2010.

Sales Revenues and Volumes

	Three Months Ended March 31,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010
Sales Revenues
Natural-gas sales	$854	(21)%	$1,081
Oil and condensate sales	1,807	20	1,502
Natural-gas liquids sales	333	22	274

Total	$2,994	5	$2,857

Anadarko’s sales revenues for the three months ended March 31, 2011, increased primarily due to higher crude-oil prices, partially offset by lower natural-gas prices.

millions	Natural Gas	Oil and Condensate	NGLs	Total
2010 sales revenues	$1,081	$1,502	$274	$2,857
Changes associated with sales volumes	8	(66)	44	(14)
Changes associated with prices	(235)	371	15	151

2011 sales revenues	$854	$1,807	$333	$2,994

	Three Months Ended March 31,
Sales Volumes	2011	Inc/(Dec) vs. 2010	2010
Barrels of Oil Equivalent (MMBOE except percentages)
United States	55	1%	54
International	7	(3)	8

Total	62	1	62

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	609	1	603
International	81	(3)	83

Total	690	1	686

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Other (Income) Expense—(Gains) Losses on Commodity Derivatives, net. Production of natural gas, crude oil, and NGLs is usually not affected by seasonal swings in demand.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2011	Inc/(Dec) vs. 2010	2010
United States
Sales volumes—Bcf	217	1%	215
MMcf/d	2,412	1	2,393
Price per Mcf	$3.93	(22)	$5.02
Natural-gas sales revenues (millions)	$854	(21)	$1,081

Bcf—billion cubic feet

MMcf/d—million cubic feet per day

The Company’s natural-gas sales volumes increased 19 MMcf/d for the three months ended March 31, 2011, primarily due to increased production in the Rockies of 61 MMcf/d, resulting from increased drilling at Greater Natural Buttes and Wattenberg, as well as increased production in the Southern and Appalachia Region of 36 MMcf/d, associated with increased drilling at the Maverick basin and the Marcellus shale. These increases were partially offset by lower production in the Gulf of Mexico of 78 MMcf/d, primarily due to 2009 price-related royalty relief, which increased 2010 natural-gas sales volumes. Natural-gas price-related royalty relief thresholds were exceeded in 2010 resulting in no adjustments to 2011 natural-gas sales volumes.

The average natural-gas price Anadarko received decreased for the three months ended March 31, 2011, primarily due to decreased market prices attributable to increased domestic natural-gas production offsetting changes in demand.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2011	Inc/(Dec) vs. 2010	2010
United States
Sales volumes—MMBbls	12	(5)%	12
MBbls/d	131	(5)	139
Price per barrel	$91.56	22	$74.98

International
Sales volumes—MMBbls	7	(3)%	8
MBbls/d	81	(3)	83
Price per barrel	$99.47	32	$75.53

Total
Sales volumes—MMBbls	19	(4)%	20
MBbls/d	212	(4)	222
Total price per barrel	$94.58	26	$75.18
Oil and condensate sales revenues (millions)	$1,807	20	$1,502

MMBbls—million barrels

MBbls/d—thousand barrels per day

Anadarko’s crude-oil and condensate sales volumes decreased 10 MBbls/d for the three months ended March 31, 2011, primarily due to lower sales volumes of 15 MBbls/d in the Gulf of Mexico from natural production declines at Blind Faith and downtime for Constitution repairs at Caesar/Tonga, partially offset by higher production of 9 MBbls/d in the Southern and Appalachia Region, primarily in the Maverick basin and Bone Spring as a result of increased drilling and the shift to liquids-rich areas. In International, crude-oil and condensate sales volumes declined 13 MBbls/d in Algeria due to timing of cargo liftings, but this was partially offset by an increase in sales volumes of 11 MBbls/d from Anadarko’s first cargo liftings in Ghana.

Anadarko’s average crude-oil price increased for the three months ended March 31, 2011, as a result of increased global demand and unrest in the Middle East and North Africa.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2011	Inc/(Dec) vs. 2010	2010
United States
Sales volumes—MMBbls	7	16%	6
MBbls/d	76	16	65
Price per barrel	$48.86	5	$46.64
Natural-gas liquids sales revenues (millions)	$333	22	$274

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes for the three months ended March 31, 2011, increased 11 MBbls/d, as a result of the Company’s shift to liquids-rich areas and increased drilling at Wattenberg in the Rockies and at the Maverick basin in the Southern and Appalachia Region.

The average NGLs price increased for the three months ended March 31, 2011, primarily due to higher crude-oil prices and sustained global petrochemical demand.

Gathering, Processing, and Marketing Margin

	Three Months Ended March 31,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010
Gathering, processing, and marketing sales	$230	(16)%	$273
Gathering, processing, and marketing expenses	171	(7)	183

Margin	$59	(34)	$90

For the three months ended March 31, 2011, the gathering, processing, and marketing margin decreased $31 million primarily due to lower margins and volumes associated with natural-gas sales from inventory and an increase in third-party transportation expense. This was partially offset by increased processing margins in the midstream segment due to higher NGLs prices and lower cost of product for gas purchases due to lower natural-gas prices.

Costs and Expenses

	Three Months Ended March 31,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010
Oil and gas operating	$232	24%	$187
Oil and gas transportation and other	209	9	191
Exploration	179	15	155

For the three months ended March 31, 2011, oil and gas operating expenses increased by $45 million due to third-party expenses of $17 million primarily related to costs associated with first production offshore Ghana and higher workover costs of $9 million primarily in the Gulf of Mexico.

For the three months ended March 31, 2011, oil and gas transportation and other expenses increased by $18 million primarily due to higher gas gathering and transportation costs attributable to increased production in the Rockies and the Southern and Appalachia Region.

Exploration expense increased by $24 million for the three months ended March 31, 2011, due to higher geological and geophysical expense of $45 million primarily related to seismic data for East and West Africa, and Indonesia, partially offset by lower impairment of unproved properties of $14 million in the Gulf of Mexico and lower dry hole expense of $9 million.

	Three Months Ended March 31,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010
General and administrative	$235	12%	$210
Depreciation, depletion, and amortization	985	—	981
Other taxes	344	14	301
Impairments	2	(83)	12

For the three months ended March 31, 2011, general and administrative (G&A) expense increased by $25 million primarily due to higher employee-related costs of $18 million related to increased salary and pension costs attributable to an increase in the number of employees and changes in discount rates, higher legal, consulting, and other expenses of $40 million related to Tronox, Deepwater Horizon events, and other legal matters, and increased insurance premiums of $10 million primarily due to higher industry rates as a result of the Deepwater Horizon events. These increased costs are partially offset by a settlement claim of $46 million received by the Company related to Tronox’s rejection of the Master Separation Agreement (MSA) discussed in Note 9—Commitments and Contingencies—Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

For the three months ended March 31, 2011, depreciation, depletion, and amortization (DD&A) expense increased by $4 million primarily due to higher production volumes.

For the three months ended March 31, 2011, other taxes increased by $43 million primarily due to higher crude-oil prices, resulting in increased U.S. production and severance taxes of $18 million and increased Chinese windfall profits tax of $14 million, as well as higher ad valorem taxes of $7 million due to higher assessed property values.

Impairments for the three months ended March 31, 2011, related to the Company’s investment in Venezuelan assets included in the oil and gas exploration and production operating segment. Impairments for the three months ended March 31, 2010, included $8 million of marketing operating segment intangible assets related to certain transportation contracts, which declined in value due to decreased margins between certain market locations, and $4 million of oil and gas exploration and production operating segment properties in the United States. The oil and gas exploration and production operating segment impairments in 2010 were primarily a result of the economic and commodity price environment.

Other (Income) Expense

	Three Months Ended March 31,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010
Interest Expense
Current debt, long-term debt, and other	$248	19%	$209
(Gain) loss on early debt retirements	—	(100)	40
Capitalized interest	(28)	(12)	(25)

Interest expense	$220	(2)	$224

For the three months ended March 31, 2011, interest expense decreased by $4 million primarily due to a 2010 loss on early debt retirement of $40 million and increased capitalized interest in 2011 due to higher construction-in-progress balances related to long-term capital projects. These items were largely offset by increases of $13 million related to higher 2011 weighted-average interest rates on outstanding debt, $11 million related to increased letter of credit and credit-facility commitment fees, $9 million attributable to increased amortization of prepaid debt issuance and credit-facility origination costs, and $8 million of interest incurred during the first quarter of 2011 related to the Company’s capital lease obligations. For additional information regarding the Company’s financing activities, see Liquidity and Capital Resources.

	Three Months Ended March 31,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010
(Gains) Losses on Commodity Derivatives, net
Realized (gains) losses
Natural gas	$(72)	NM	$(19)
Oil and condensate	15	NM	(2)

Total realized (gains) losses	(57)	171%	(21)

Unrealized (gains) losses
Natural gas	47	(108)	(566)
Oil and condensate	266	NM	(1)

Total unrealized (gains) losses	313	(155)	(567)

Total (gain) loss on commodity derivatives, net	$256	(144)	$(588)

NM—percentage change does not provide

meaningful information

The Company utilizes commodity derivative instruments to manage the risk of a decrease in the market prices for its anticipated sales of natural gas and crude oil. The change in (gain) loss on commodity derivatives, net includes the impact of derivatives entered into or settled and price changes related to open positions at March 31 of each year. For additional information on (gains) losses on commodity derivatives, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended March 31,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010
(Gains) Losses on Other Derivatives, net
Unrealized (gains) losses—interest-rate derivatives and other	$ (59)	NM	$ 29

Anadarko enters into interest-rate swaps to fix or float interest rates on existing or anticipated indebtedness to manage exposure to interest-rate changes. In 2008 and 2009, Anadarko entered into interest-rate swap contracts as a fixed-rate payor to mitigate the cost of potential 2011 and 2012 debt issuances. The fair value of these swap portfolios increase when ten- and thirty-year U.S. Treasury yields increase, which occurred during the three months ended March 31, 2011. The fair value of these swap portfolios decrease when ten- and thirty-year U.S. Treasury yields decrease, which occurred during the three months ended March 31, 2010. If not settled earlier, interest rate derivatives with a notional principal amount of $2.0 billion will settle in October 2011. For additional information, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended March 31,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010
Other (Income) Expense, net
Interest income	$(4)	(20)%	$(5)
Other	(20)	NM	14

Total other (income) expense, net	$(24)	NM	$9

For the three months ended March 31, 2011, total other income increased by $33 million, primarily related to exchange-rate changes applicable to foreign currency purchased in anticipation of funding future expenditures on major development projects and cash held in escrow pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil.

Income Tax Expense

	Three Months Ended March 31,
millions except percentages	2011	2010
Income tax expense (benefit)	$266	$517
Effective tax rate	53%	42%

For the three months ended March 31, 2011, income tax expense decreased primarily due to a decrease in income before income taxes.

The increase from the 35% statutory rate for the three months ended March 31, 2011, and 2010, is primarily attributable to the following:

—	tax expense associated with the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes;

—	U.S. tax on foreign income inclusions and distributions;

—	foreign tax rate differentials and valuation allowance on foreign losses; and

—	state income taxes.

The increase from the 35% statutory rate for the three months ended March 31, 2011, and 2010, is partially reduced by the U.S. income tax impact from losses and restructuring of foreign operations. The increase from the 35% statutory rate for 2010 is also reduced by the federal manufacturing deduction and other items.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2011, and 2010, the Company’s net income attributable to noncontrolling interests of $21 million and $12 million, respectively, primarily related to the public ownership interests in WES. Public ownership of WES was 53.7% and 42.8% at March 31, 2011, and 2010, respectively. See Note 5—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX  To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes income (loss) before income taxes, interest expense, exploration expense, DD&A, impairments, and unrealized (gains) losses on derivative instruments, net, less net income attributable to noncontrolling interests (Adjusted EBITDAX). The Company’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Anadarko’s definition of Adjusted EBITDAX also excludes exploration expense because it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. In addition, unrealized (gains) losses on derivative instruments, net are excluded from Adjusted EBITDAX because unrealized (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies. Therefore, Anadarko’s consolidated Adjusted EBITDAX should be considered in conjunction with net income (loss) attributable to common stockholders and other performance measures prepared in accordance with GAAP, such as operating income or cash flows from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect net income (loss) attributable to common stockholders and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of Anadarko’s results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) before income taxes, and consolidated Adjusted EBITDAX by reporting segment.

Adjusted EBITDAX

	Three Months Ended March 31,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010
Income (loss) before income taxes	$503	(60)%	$1,245
Exploration expense	179	15	155
DD&A	985	—	981
Impairments	2	(83)	12
Interest expense	220	(2)	224
Unrealized (gains) losses on derivative instruments, net(1)	253	146	(545)
Less: Net income attributable to noncontrolling interests	21	75	12

Consolidated Adjusted EBITDAX	$2,121	3	$2,060

Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$2,030	— %	$2,037
Midstream	111	17	95
Marketing	(5)	(121)	24
Other and intersegment eliminations	(15)	84	(96)

(1)

In the fourth quarter of 2010, the Company revised the definition of Adjusted EBITDAX to exclude the impact of unrealized (gains) losses on derivative instruments, net. The prior period has been adjusted to reflect this change.

Oil and Gas Exploration and Production  Adjusted EBITDAX for the three months ended March 31, 2011, was essentially unchanged as lower natural-gas prices and higher operating costs and expenses were offset by higher crude-oil and NGLs prices.

Midstream  The increase in Adjusted EBITDAX for the three months ended March 31, 2011, resulted primarily from increased processing margins on the Company’s processing activity due to an increase in NGLs prices and lower cost of product for gas purchases due to a decrease in natural-gas prices.

Marketing  Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. Adjusted EBITDAX for the three months ended March 31, 2011, decreased primarily due to lower margins and volumes associated with natural-gas sales from inventory and an increase in third-party transportation expense.

Other and Intersegment Eliminations  Other and intersegment eliminations consist primarily of corporate costs, realized gains and losses on derivatives, and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for the three months ended March 31, 2011, was primarily due to higher realized gains on commodity derivatives in 2011 and exchange-rate changes applicable to foreign currency gains/losses. See Other (Income) Expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview  Anadarko generates capital needed over the long term to fund capital expenditures, debt-service obligations, and dividend payments primarily from cash flows from operating activities, and enters into debt and equity transactions to maintain the desired capital structure and finance acquisition opportunities. Liquidity may also be enhanced through asset divestitures and joint ventures that reduce future capital expenditures.

Consistent with this approach, during the first quarter of 2011, cash flows from operating activities were the primary source of capital investment funding. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of both current and expected conditions.

At March 31, 2011, Anadarko’s remaining 2011 and scheduled 2012 debt maturities, excluding capital lease obligations, were $285 million and $170 million, respectively, for a total of $455 million. In addition, the accreted value of the Zero-Coupon Senior Notes (Zero Coupons) of $682 million could be put to the Company in 2012. The Company has a variety of funding sources available to meet its obligations, including cash on hand of $3.5 billion at March 31, 2011, an asset portfolio that provides ongoing cash-flow-generating capacity, and opportunities for liquidity enhancement through divestitures and joint-venture arrangements. In addition, the Company’s $5.0 billion Facility remains undrawn at March 31, 2011, providing available capacity of $4.6 billion ($5.0 billion undrawn capacity less $364 million of outstanding letters of credit supported by the $5.0 billion Facility). Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund current operations and, based on information currently available, any potential future obligations related to the Deepwater Horizon events. However, Anadarko is currently unable to predict the ultimate impact of the Deepwater Horizon events on the Company’s liquidity and financial condition. See Note 2—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Revolving Credit Facility  The Company has not borrowed under the $5.0 billion Facility as of March 31, 2011, and had $4.6 billion of borrowing capacity available after taking into account outstanding letters of credit supported by the facility. Borrowings under the $5.0 billion Facility would bear interest, at the Company’s election, at (i) LIBOR plus a margin ranging from 2.75% to 3.75%, based on the Company’s credit rating, or (ii) the greatest of (a) the JPMorgan Chase Bank prime rate, (b) the federal funds rate plus 0.50%, or (c) one-month LIBOR plus 1%, plus, in each case, an applicable margin.

Obligations incurred under the $5.0 billion Facility are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. The Company was in compliance with all applicable covenants at March 31, 2011, and there were no restrictions on the Company’s ability to utilize the available capacity under the $5.0 billion Facility.

WES Funding Sources  Anadarko’s consolidated subsidiary, WES, primarily uses cash to fund its ongoing operations, make acquisitions and other capital investments, service its debt, and make distributions to equity holders. WES relies primarily on cash generated from its operating activities for funding, as well as debt or equity issuances, supplemented as needed with borrowings under its RCF. WES expects to rely on external financing sources, including debt and common unit issuances, to fund its capital expenditures and acquisitions.

In March 2011, WES entered into an $800 million RCF, which amended and restated the $450 million senior unsecured revolving credit facility, and borrowed $250 million to repay its Term Loan. WES’s committed borrowing capacity under its RCF extends through March 2016. Outstanding borrowings under the RCF, which bear interest at LIBOR plus an applicable margin ranging from 1.30% to 1.90% (with a rate of 1.95% in effect at March 31, 2011), were $470 million at March 31, 2011, with $330 million of remaining borrowing capacity.

Sources of Cash

Operating Activities  Anadarko’s cash flow from operating activities during each of the three months ended March 31, 2011, and 2010, was $1.3 billion. Cash flows for 2011 decreased due to lower natural-gas prices and the impact of changes in working capital items, but were offset by increases associated with higher crude-oil prices.

Fluctuations in commodity prices are one of the primary sources of variability in the Company’s cash flows from operating activities, which Anadarko mitigates by entering into commodity derivative instruments. Sales-volume changes also impact cash flows, but have not been as volatile as commodity prices. Anadarko’s long-term cash flows from operating activities are dependent on commodity prices, sales volumes, the amount of costs and expenses required for continued operations and debt service, as well as any potential obligation to fund Deepwater Horizon event-related liabilities. Refer to Note 2—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion and analysis of these events.

Financing Activities  During the three months ended March 31, 2011, Anadarko’s consolidated subsidiary, WES, borrowed $310 million under its RCF (primarily to fund the acquisition of certain midstream assets from a third party as discussed in Uses of Cash), and $250 million to repay the Term Loan. Also, during the first quarter of 2011, WES issued approximately four million common units in a public offering, raising net proceeds of $130 million, which were used to repay a portion of outstanding RCF borrowings.

During the three months ended March 31, 2011, Anadarko realized $35 million from the issuance of common stock as a result of employee exercises of stock options and the associated income tax benefit, and used $30 million to repurchase a portion of shares of common stock issued to employees to satisfy withholding tax requirements.

Uses of Cash

In addition to ongoing funding of operating costs and expenses, including interest, pensions, and taxes, Anadarko invests significant capital to acquire, explore, and develop oil and natural-gas resources and midstream infrastructure, and makes debt repayments.

Pension Contributions  During the three months ended March 31, 2011, Anadarko made contributions of $162 million to its funded pension plans, compared with $49 million contributed during the first quarter of 2010. For the remainder of 2011, Anadarko plans to contribute approximately $110 million to these benefit plans ($104 million of which was contributed in April 2011). Increased contributions for 2011 are the result of lower discount rates compared to the prior measurement period, which increased the funding target liability.

Capital Expenditures  The following table presents the Company’s capital expenditures by category.

	Three Months Ended March 31,
millions	2011	2010
Property acquisition
Exploration—unproved	$79	$139
Exploration	190	248
Development	851	776
Capitalized interest	28	25

Total oil and gas capital expenditures	1,148	1,188
Gathering, processing, and marketing and other(1)	439	51

Total capital expenditures(2)	$1,587	$1,239

(1)	Includes WES capital expenditures of $317 million and $4 million for the three months ended March 31, 2011, and 2010, respectively.
(2)

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the consolidated statements of cash flows include capital expenditures funded with cash payments during the period.

The Company’s capital spending increased 28% for the three months ended March 31, 2011, primarily due to WES’s acquisition of a third-party processing plant and related gathering systems located in the Rocky Mountains area for $304 million.

Debt Retirements and Repayments  During the first quarter of 2011, WES repaid $139 million of borrowings under its RCF, primarily from proceeds related to its public offering, and repaid its $250 million Term Loan with borrowings from its RCF as discussed in Sources of Cash.

Common Stock Dividends and Distributions to WES Noncontrolling Interest Owners  During the three months ended March 31, 2011, and 2010, Anadarko paid $45 million in dividends to its common stockholders (nine cents per share in each quarterly period). Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming an independent public company in 1986. The amount of future dividends paid to Anadarko common stockholders will depend on earnings, financial conditions, capital requirements, the effect a dividend payment would have on the Company’s compliance with its financial covenants, and other factors, and will be determined by the Board of Directors on a quarterly basis.

WES distributed to its unitholders, other than Anadarko, an aggregate of $15 million and $9 million during the three months ended March 31, 2011, and 2010, respectively. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.39 per common unit for the first quarter of 2011 (to be paid in May 2011).

Outlook

The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2011 capital spending range of $6.6 billion to $7.0 billion, including approximately $400 million for WES capital expenditures.

Anadarko believes that its expected level of 2011 operating cash flows and cash on hand at March 31, 2011, will be sufficient to fund the Company’s projected operational and capital programs for 2011, while continuing to meet its other obligations. However, if capital expenditures exceed operating cash flows and cash on hand, additional funding would likely be supplemented, as needed, through short-term borrowings under the $5.0 billion Facility, which remains undrawn at March 31, 2011, with available capacity of $4.6 billion ($5.0 billion undrawn capacity less $364 million of outstanding letters of credit supported by the $5.0 billion Facility), as well as asset divestitures and joint-venture arrangements. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of both current and expected conditions. In order to increase the predictability of 2011 cash flows, Anadarko has entered into strategic derivative positions, which, at March 31, 2011, cover approximately 25% and 57% of its anticipated natural-gas sales volumes and oil and condensate sales volumes, respectively, for the remainder of 2011. In addition, the Company has commodity derivative positions in place for 2012. See Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

In March 2011, Anadarko agreed to purchase a 93% interest in the Wattenberg Plant for approximately $576 million. The Wattenberg Plant, located in northeast Colorado, has processing capacity of approximately 195 MMcf/d of natural gas and 15 MBbls/d of NGLs and condensate. Subsequent to closing, Anadarko will operate and own 100% of the plant.

During the first quarter of 2011, the Company entered into a joint-venture agreement that requires a third-party partner to fund approximately $1.6 billion of Anadarko’s future capital costs in the Maverick basin to earn a one-third interest in Anadarko’s Maverick basin assets. The third party will fund 100% of Anadarko’s 2011 post-closing capital costs in the basin, and up to 90% thereafter until the carry is exhausted, which is expected to occur by year-end 2013.

During the first quarter of 2010, the Company entered into a joint-venture agreement whereby a third-party partner agreed to fund up to $1.5 billion of Anadarko’s share of future acquisition, drilling, completion, equipment, and other capital expenditures to earn a 32.5% interest in Anadarko’s Marcellus shale assets, primarily located in north-central Pennsylvania. At March 31, 2011, $556 million of the total $1.5 billion obligation had been funded.

At March 31, 2011, the balance of noncontrolling interests on the Consolidated Balance Sheets includes approximately $167 million, net of tax, which will be transferred to paid-in capital when the WES subordinated limited partner units convert to common units. Pursuant to the partnership agreement, the subordination period terminates when either of the following occurs:

(i)

WES has paid at least $0.30 per quarter on each outstanding common unit, subordinated unit, and general partner unit for any three consecutive four-quarterly periods ending on or after June 30, 2011; or

(ii)	WES has paid at least $0.45 per quarter on each outstanding common unit, subordinated unit, and general partner unit for any four consecutive quarters.

The Company expects that the WES subordinated limited partner units will convert to common units during the third quarter of 2011. At March 31, 2011, Anadarko’s ownership interest in WES consists of a 44.3% limited partner interest (common and subordinated units), a 2.0% general partner interest, and incentive distribution rights.

The Company focuses on managing near-term growth opportunities with a commitment to worldwide exploration and the continued development of large oil projects in Algeria, offshore Ghana, and in the deepwater Gulf of Mexico. In response to the Deepwater Horizon events, the federal government may issue further safety and environmental laws or regulations regarding operations in the Gulf of Mexico, in addition to the regulations promulgated by the BOEMRE during 2010. These additional laws and regulations, delays in the processing and approval of drilling permits and exploration and oil spill-response plans, as well as possible additional actions could affect the timing of new drilling and ongoing development efforts, result in increased costs, and limit activities in certain areas of the Gulf of Mexico.

REGULATORY MATTERS, ENVIRONMENTAL AND ADDITIONAL FACTORS AFFECTING BUSINESS

Oil Spill-Response Plan

As part of the Company’s oil spill-response preparedness, Anadarko maintains membership in Clean Gulf Associates (CGA, a not-for-profit association of production and pipeline companies operating in the Gulf of Mexico), and has an employee representative on the executive committee of CGA. CGA has contracted with Helix Energy Solutions Group for access to the Helix Fast Response System (the Helix System) for subsea intervention, containment, capture, and shut-in capacity for deepwater exploration wells. The Helix System currently provides processing capacity of 45 MBbls/d of oil and flaring of 80 MMcf/d of natural gas from the vessel Helix Producer 1, and processing capacity of 10 MBbls/d of oil and flaring of 15 MMcf/d of natural gas from the vessel Q4000. The Helix System currently operates at deepwater depths of up to 8,000 feet, and is rated at 10 thousand pounds per square inch (kpsi) shut-in capability. Member operators, including the Company, have committed to fund capital expenditures to purchase a 15-kpsi capping stack and expand the capabilities to water depths of up to 10,000 feet by the end of the second quarter of 2011.

In addition, during the first quarter of 2011, the Company joined the MWCC, which is open to all oil and gas operators in the U.S. Gulf of Mexico, and provides members access to oil spill-response equipment and services on a per-well fee basis. MWCC members have access to an interim containment system, which includes a 15-kpsi capping stack and dispersant capability. The interim containment system is engineered to operate in deepwater depths of up to 8,000 feet, and has the capacity to contain 60 MBbls/d of liquids and flare 120 MMcf/d of natural gas. The BOEMRE has reviewed the functional specifications of the MWCC interim containment system, and BOEMRE input has been included in the final specifications.

MWCC members also expect to have access to an expanded containment system which is planned for use in deepwater depths of up to 10,000 feet with containment capacity of 100 MBbls/d of liquids and flare 200 MMcf/d of natural gas. The expanded system is planned to include a 15-kpsi subsea containment assembly with three rams stack, dedicated capture vessels, and a dispersant injection system. The expanded containment system may also be further expanded with additional capture vessels, modified tankers, drill ships, and extended well-test vessels, all of which may process, store, and offload oil to shuttle tankers, which may then take the oil to shore for further processing. This expanded containment system is on schedule for delivery in 2012. Additional information regarding the Company’s access to oil spill-response resources is included in the Company’s 2010 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. In addition, foreign-currency exchange-rate risk exists due to anticipated foreign-currency denominated payments and receipts. These risks can affect revenues and cash flow from operating, investing, and financing activities. The Company’s risk-management policies provide for the use of derivative instruments to manage these risks. The types of derivative instruments utilized by the Company include futures, swaps, options, and fixed-price physical-delivery contracts. The volume of commodity derivative instruments utilized by the Company is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or its counterparties in order to satisfy these margin requirements.

For information regarding the Company’s accounting policies and additional information related to the Company’s derivative and financial instruments, see Note 1—Summary of Significant Accounting Policies, Note 6—Derivative Instruments and Note 7—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

ENERGY PRICE RISK  The Company’s most significant market risk relates to prices for natural gas, crude oil, and NGLs. Management expects energy prices to remain volatile and unpredictable. As energy prices decline or rise significantly, revenues and cash flow significantly decline or rise. In addition, a non-cash write-down of the Company’s oil and gas properties or goodwill may be required if future oil and gas commodity prices experience a sustained, significant decline. Below is a sensitivity analysis of the Company’s commodity-price-related derivative instruments used to mitigate the Company’s exposure to energy price risk.

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 474 Bcf of natural gas and 35 MMBbls of crude oil at March 31, 2011, with a net derivative liability position of $23 million. Utilizing the actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $383 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $304 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At March 31, 2011, the Company had a net derivative asset position of $24 million (gains of $44 million and losses of $20 million) on derivative instruments entered into for trading purposes. Utilizing the actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s loss or gain on these derivative instruments.

INTEREST-RATE RISK  At March 31, 2011, $470 million of WES borrowings under its RCF, which are included in Anadarko’s reported debt balance, were subject to variable interest rates. The remaining reported balance of Anadarko’s long-term debt in the Company’s Consolidated Balance Sheet was subject to fixed interest rates. The Company’s $2.9 billion of LIBOR-based obligations, which are presented net of preferred investments in two non-controlled entities on the Company’s Consolidated Balance Sheets, give rise to minimal net interest-rate risk exposure as coupons on the related preferred investments are also LIBOR based. A 10% increase in LIBOR would not materially impact the Company’s interest cost.

Increases in market rates of interest will unfavorably impact the interest cost of future debt issuances. To mitigate this risk, Anadarko entered into interest-rate swap agreements with a combined notional principal amount of $3.0 billion, whereby the Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR. Since the swaps were initiated, the Company refinanced a portion of its 2011 and 2012 debt maturities. Excluding capital lease obligations of $9 million, the Company has $455 million of remaining scheduled debt maturities for the remainder of 2011 and 2012. In addition, the accreted value of the Zero Coupons of $682 million could be put to the Company in 2012. The Company may choose to settle some or all of its interest-rate swap positions in connection with future debt issuances, if any, and any remaining positions will be settled at the start of the reference period. At March 31, 2011, the Company had a net derivative liability position of $179 million related to interest-rate swaps, $147 million of which is associated with instruments currently scheduled to settle in October 2011. A 10% increase or decrease in LIBOR interest rates would increase or decrease, respectively, the aggregate fair value of outstanding interest-rate swap agreements by approximately $187 million. For a summary of the Company’s open interest-rate derivative positions, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

FOREIGN-CURRENCY EXCHANGE-RATE RISK  Anadarko’s operating revenues are realized in U.S. dollars, and the predominant portion of Anadarko’s capital and operating expenditures are U.S. dollar denominated. Exposure to foreign-currency risk generally arises in connection with project-specific contractual arrangements and other commitments. At March 31, 2011, near-term foreign-currency-denominated expenditures are primarily in euros, Brazilian reais, and British pounds sterling. Management periodically enters into transactions to mitigate a portion of its exposure to foreign-currency exchange-rate risk.

With respect to international oil and gas development projects, Anadarko is a party to contracts containing commitments extending through January 2012 that are impacted by euro-to-U.S. dollar exchange rates. During the first quarter of 2010, the Company purchased approximately $210 million U.S. dollar equivalent of euros (€) and entered into euro-U.S. dollar collars with an aggregate notional principal amount of €113 million, to manage euro exchange-rate risk relative to the U.S. dollar for euro-denominated expenditures. During the first quarter of 2011, collars with a €61 million notional principal amount matured and new collars with the same notional principal amount were put in place and will mature in the second and third quarter of 2011. At March 31, 2011, euro-denominated cash of approximately €109 million, or $154 million in U.S. dollar equivalent, is included in cash and cash equivalents. The combination of euro purchases and financial collars mitigate Anadarko’s exposure to fluctuations in the euro-to-U.S. dollar exchange rate inherent in its existing capital expenditure commitments.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

DEEPWATER HORIZON EVENTS—RELATED PROCEEDINGS  In April 2010, the Macondo well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating leasehold interest, discovered hydrocarbon accumulations. During suspension operations, the well blew out, an explosion occurred on the Deepwater Horizon drilling rig, and the drilling rig sank, resulting in the release of hydrocarbons into the Gulf of Mexico. Eleven people lost their lives in the explosion and subsequent fire, and others sustained personal injuries. The Macondo well was permanently plugged on September 19, 2010. Response and cleanup efforts are being conducted by BP Exploration & Production Inc. (BP), the operator and 65% owner of the Macondo lease, and by other parties. Investigations by the federal government and other parties into the cause of the well blowout, explosion, and resulting oil spill, as well as other matters arising from or relating to these events, are ongoing.

BP, Anadarko, and other parties, including parties that do not own an interest in the Macondo lease, such as the drilling contractor, have received correspondence from the United States Coast Guard (USCG) referencing their identification as a “responsible party or guarantor” (RP) under the Oil Pollution Act of 1990 (OPA). The United States Department of Justice (DOJ) has also filed a civil lawsuit against such parties seeking, among other things, to confirm each party’s identified RP status. Under OPA, RPs may be held jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims directly related to the spill and spill cleanup. The USCG has directly invoiced the identified RPs for reimbursement of spill-related response costs incurred by the USCG and other federal and state agencies. The identified RPs each received identical invoices for total costs, without specification or stipulation of any allocation of costs among the identified RPs. To date, as operator, BP has paid all USCG invoices, thereby satisfying the joint and several obligation of the identified RPs to the USCG for these costs. BP has also made repeated public statements regarding its intention to continue to pay 100% of costs associated with cleanup efforts, claims, and reimbursements related to the Deepwater Horizon events.

As a result of the Deepwater Horizon events, numerous civil lawsuits have been filed against BP and other parties, including the Company, by, among others, fishing, boating, and shrimping industry groups; restaurants; commercial and residential property owners; certain rig workers or their families; the State of Alabama and several of its political subdivisions; the DOJ; environmental non-governmental organizations; the State of Louisiana; the Plaquemines Parish School Board, a political subdivision of the State of Louisiana; and certain Mexican states. Many of the lawsuits filed assert various claims of negligence, gross negligence, and violations of several federal and state laws and regulations, including, among others, OPA; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Air Act; the Clean Water Act (CWA); and the Endangered Species Act; or challenge existing permits for operations in the Gulf of Mexico. Generally, the plaintiffs are seeking actual damages, punitive damages, declaratory judgment, and/or injunctive relief.

In August 2010, the United States Judicial Panel on Multidistrict Litigation created Multidistrict Litigation No. 2179 (MDL) to administer essentially all litigation filed in federal court involving Deepwater Horizon event-related claims. Federal Judge Carl Barbier presides over this MDL in the United States District Court for the Eastern District of Louisiana (Louisiana District Court) in New Orleans, Louisiana. The Louisiana District Court has issued a number of case management orders that establish a schedule for procedural matters, discovery, and trial of the MDL cases. The Louisiana District Court has scheduled a February 2012 trial to determine the liability issues and the liability allocation among the parties involved in the Deepwater Horizon events. The parties to the MDL are actively engaged in discovery. On April 19, 2011, the Company filed its answer in this MDL proceeding and cross-claimed against affiliates of BP and Transocean Ltd. (Transocean), Halliburton Energy Services, Inc. (Halliburton), Cameron International Corporation (Cameron), and other third party defendants. Transocean, Halliburton and Cameron filed cross claims against the Company on April 20, 2011. On April 27, 2011, BP filed a motion to stay the litigation in the MDL between BP and the non-operating OA parties. In the motion to stay, BP argues that the cross-claims asserted against BP by the Company and the other non-operating OA party are covered by the dispute resolution procedures under the OA and should be stayed.

On December 15, 2010, the DOJ, on behalf of the federal agencies involved in the spill response, filed a civil lawsuit in the Louisiana District Court against several parties, including Anadarko Petroleum Corporation and Anadarko E&P Company LP (AE&P), seeking (i) an assessment of civil penalties under the CWA in an amount to be determined by the Louisiana District Court, and (ii) a declaratory judgment that such parties are jointly and severally liable without limitation under OPA for all removal costs and damages resulting from the Deepwater Horizon events. In the lawsuit, the DOJ states that civil penalties under the CWA may be assessed in an amount up to $1,100 per barrel of oil discharged or in cases involving gross negligence or willful misconduct in an amount up to $4,300 per barrel of oil discharged. Based on the allegations in the DOJ complaint, the United States government is seeking a declaration of liability and separate assessments against both Anadarko Petroleum Corporation and AE&P. The DOJ apparently seeks relief against AE&P solely based on a temporary interest that AE&P held at one time in the Lease. In April 2011, the Company moved to dismiss AE&P from the DOJ lawsuit because AE&P did not own an interest in the Macondo lease at the time of the Deepwater Horizon events.

Lawsuits seeking to place limitations on the oil and gas industry’s operations in the Gulf of Mexico, including those of the Company, have also been filed outside of the MDL by non-governmental organizations against various governmental agencies. These cases are filed in the Louisiana District Court, the United States District Courts for the Southern District of Alabama and the District of Columbia, and in the United States Court of Appeals for the Fifth Circuit.

Two separate class action complaints were filed in June and August 2010 in the United States District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 12, 2009, and June 9, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. In November 2010, the New York District Court consolidated the two cases, and appointed The Pension Trust Fund for Operating Engineers and Employees’ Retirement System of the Government of the Virgin Islands (Virgin Islands Group) to act as Lead Plaintiff. In January 2011, the Lead Plaintiff filed its Consolidated Amended Complaint. Prior to filing its Consolidated Amended Complaint, the Lead Plaintiff requested leave from the New York District Court to transfer this lawsuit to the United States District Court for the Southern District of Texas. The Company opposes the Lead Plaintiff’s request to transfer the case to the District Court for the Southern District of Texas. The parties have submitted briefs to the New York District Court concerning the transfer of venue issue. In March 2011, the Company moved to dismiss the Consolidated Amended Complaint of the Lead Plaintiff and in April 2011, the Lead Plaintiff filed its opposition to the motion to dismiss.

Also in June 2010, a shareholder derivative petition was filed in the 152nd Judicial District Court of Harris County, Texas, by a shareholder of the Company against Anadarko (as a nominal defendant), certain of its officers, and current and certain former directors. The petition alleges breaches of fiduciary duties, unjust enrichment, and waste of corporate assets in connection with the Deepwater Horizon events. The plaintiffs seek certain changes to the Company’s governance and internal procedures, disgorgement of profits, and reimbursement of litigation fees and costs. In November 2010, the 152nd Judicial District Court of Harris County, Texas, granted Anadarko’s Motion to Dismiss for Lack of Jurisdiction and Special Exceptions, and granted the plaintiffs 120 days to file an Amended Petition. In March 2011, the plaintiffs filed an Amended Petition. The Company filed Special Exceptions and a Motion to Dismiss the Amended Petition in April 2011.

In September 2010, a purported shareholder made a demand on the Company’s Board of Directors (Board) to investigate allegations of breaches of duty by members of management. The Board duly considered the demand, and in January 2011 determined that it would not be in the best interest of the Company to pursue the issues in the demand letter.

These proceedings are at a very early stage; accordingly, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceedings described above. The Company intends to vigorously defend itself, its officers, and directors in these proceedings.

TRONOX PROCEEDINGS    In January 2009, Tronox Incorporated (Tronox), a former wholly owned subsidiary of Kerr-McGee Corporation (Kerr-McGee), and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko as well as litigation fees and costs. In addition, Tronox seeks to equitably subordinate and/or disallow all claims asserted by Anadarko and Kerr-McGee in the bankruptcy cases. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Bankruptcy Court dismissed, with prejudice, Tronox’s request for punitive damages relating to the fraudulent conveyance claims. The Bankruptcy Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. Anadarko and Kerr-McGee have moved to dismiss three breach of fiduciary duty-related claims in the amended complaint. That motion has been briefed and is awaiting a ruling by the Bankruptcy Court. Discovery is ongoing. The Adversary Proceeding is set for trial in March 2012.

The United States government was granted authority to intervene in the Adversary Proceeding and it has asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act. Anadarko and Kerr-McGee have moved to dismiss the claims of the United States government, but that motion has been stayed by the Bankruptcy Court.

In August 2010, the Bankruptcy Court entered a Stipulation and Agreed Order among Tronox, Anadarko, and Kerr-McGee authorizing the rejection of the Master Separation Agreement (together with all annexes, related agreements, and ancillary agreements to it, the MSA). Anadarko and Kerr-McGee filed Proofs of Claim, which included claims for damages arising from the MSA rejection. In January 2011, the Bankruptcy Court entered a Stipulation and Agreed Order approving a settlement of Anadarko and Kerr-McGee’s rejection damage claims against Tronox. The settlement provided Anadarko a general unsecured claim against Tronox. In February 2011, in settlement of its claim, Anadarko received shares of Tronox stock, which were assigned to a financial institution in exchange for $46 million. The Company will continue to monitor the impact that the rejection of the MSA may have on other litigation and other proceedings, including the Adversary Proceeding, and will assess the impact of future events on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2011, in accordance with Chapter 11 of the United States Bankruptcy Code, Tronox emerged from bankruptcy pursuant to an August 2010 Bankruptcy Court approved Plan of Reorganization (Plan). The terms of the Plan, which were confirmed by the Bankruptcy Court in the third-quarter of 2010, contemplate that the claims of the United States government (together with other federal, state, local, or tribal governmental entities having regulatory authority or responsibilities for environmental laws, the Governmental Entities) related to Tronox’s environmental liabilities will be settled through certain environmental response trusts and a litigation trust (Litigation Trust). The Plan provides that the Governmental Entities will receive, among other things, 88% of the proceeds from the Adversary Proceeding. Additionally, certain creditors asserting tort claims against Tronox may receive, among other things, 12% of the proceeds from the Adversary Proceeding. Certain documents central to the Plan and the Adversary Proceeding were approved by the Bankruptcy Court in the fourth quarter of 2010 and the first quarter of 2011, including, the Environmental Claims Settlement Agreement, the Tort Claims Trust Agreement, the Environmental Response Trust Agreement, and the Anadarko Litigation Trust Agreement. In accordance with the Plan, the Adversary Proceeding will be prosecuted by representatives of the Litigation Trust.

In addition, a consolidated class action complaint has been filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005, and January 12, 2009 (Class Period), against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP. The complaint alleges causes of action arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee and other defendants moved to dismiss the consolidated class action complaint and in August 2010 moved to dismiss an amended consolidated class action complaint that had been filed in July 2010. The New York District Court issued the second of two opinions and orders on the motions (Orders). Following the Orders, only the plaintiffs’ Section 20(a) claims under the Exchange Act remain against Anadarko and Kerr-McGee. The plaintiffs’ claims against Anadarko are limited to the period beginning on August 10, 2006, through the end of the Class Period. The discovery process is ongoing.

Given that discovery and motion practice are still underway in the Tronox proceedings, these matters are at a relatively early stage in the litigation process; accordingly, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to the proceedings described above. The Company intends to vigorously defend itself, its officers, and its directors in these proceedings.

See Note 2—Deepwater Horizon Events and Note 9—Commitments and Contingencies under Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors

Consider carefully the risk factors included below, as well as those under the caption “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, together with all of the other information included in this document, in the Company’s Annual Report on Form 10-K and in the Company’s other public filings, press releases, and discussions with Company management.

We may be subject to claims and liability as a result of being a co-lessee of the Mississippi Canyon Block 252 lease and our ownership of a 25% non-operating leasehold interest in the Macondo exploration well in the Gulf of Mexico, which suffered a blowout and drilling rig explosion in April 2010, resulting in loss of life and a significant oil spill.

In April 2010, the Macondo well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating leasehold interest, discovered hydrocarbon accumulations. During suspension operations, the well blew out, an explosion occurred on the Deepwater Horizon drilling rig, and the drilling rig sank, resulting in the release of hydrocarbons into the Gulf of Mexico. Eleven people lost their lives in the explosion and subsequent fire, and others sustained personal injuries. The Macondo well was permanently plugged on September 19, 2010. Response and cleanup efforts are being conducted by BP, the operator and 65% owner of the Macondo lease, and by other parties. Investigations by the federal government and other parties into the cause of the well blowout, explosion, and resulting oil spill, as well as other matters arising from or relating to these events, are ongoing.

Based on information provided by BP to the Company, BP has incurred costs of approximately $18.6 billion through March 31, 2011, related to spill response and containment, relief-well drilling, grants to certain Gulf Coast states for cleanup costs, local tourism promotion, monetary damage claims, and federal costs. In addition, BP has incurred more than $500 million of costs since March 31, 2011.

BP has sought reimbursement from Anadarko for amounts BP has paid or committed to pay for spill-response efforts, grants, damage claims, and costs incurred by the federal government through provisions of the operating agreement (OA), which is the contract governing the relationship between BP and the non-operating OA parties to the Mississippi Canyon Block 252 lease in which the Macondo well is located (Lease). Contractual language in the OA, which governs the relationship among the operator and the two non-operating parties, generally provides that BP, as operator, is entitled to reimbursement of certain costs and expenses from the other working interest owners in proportion to their ownership interest in the well. With respect to the operator’s duties and liabilities, the OA provides that BP, as operator, owes duties to the non-operating parties (including Anadarko) to perform the drilling of the well in a good and workmanlike manner and to comply with all applicable laws and regulations. The OA dictates that liability for losses, damages, costs, expenses, or claims involving activities or operations shall be borne by each party in proportion to its participating interest, except that when liability results from the gross negligence or willful misconduct of a party, that party shall be solely responsible for liability resulting from its gross negligence or willful misconduct.

BP has invoiced the Company an aggregate $4.7 billion for what BP considers to be Anadarko’s 25% proportionate share of actual costs through March 31, 2011. In addition, BP has invoiced Anadarko for anticipated near-term future costs related to the Deepwater Horizon events. To the extent that we are ultimately determined to be responsible for our allocable share of the operator’s costs under the OA, we expect our costs to be significantly in excess of the coverage limits under our insurance program. Anadarko has withheld reimbursement to BP for Deepwater Horizon event-related invoices pending the completion of various ongoing investigations into the cause of the well blowout, explosion, and subsequent release of hydrocarbons. Final determination of the root causes of the Deepwater Horizon events could materially impact the Company’s potential obligations under the OA.

In April 2011, the Company received a Notice of Dispute (as defined in the OA) from BP requesting, among other things, payment of all amounts invoiced to the Company to date by BP related to the Deepwater Horizon events. Pursuant to dispute resolution procedures under the OA, the issuance of a Notice of Dispute requires each party to appoint a management representative to meet with the other parties’ appointed management representative in an attempt to resolve the dispute. The parties have each appointed a management representative. In the event the dispute is not resolved within certain prescribed time periods, totaling approximately 190 days following issuance of the Notice of Dispute, any party may, but is not required to, initiate arbitration proceedings under the OA.

BP, Anadarko, and other parties, including parties that do not own an interest in the Lease, such as the drilling contractor, have received correspondence from the USCG referencing their identification as an RP under OPA. The DOJ has also filed a civil lawsuit against such parties seeking, among other things, to confirm each party’s identified RP status. Under OPA, RPs may be held jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims directly related to the spill and spill cleanup. The USCG has directly invoiced the identified RPs for reimbursement of spill-related response costs incurred by the USCG and other federal and state agencies. The identified RPs each received identical invoices for total costs, without specification or stipulation of any allocation of costs among the identified RPs. As a 25% non-operating leasehold interest owner in the Lease, and an identified RP under OPA, we may incur liability under currently existing environmental laws and regulations, and we may be asked to contribute to the significant and ongoing response and remediation expenses.

To date, as operator, BP has paid all USCG invoices as well as other costs, and has sought reimbursement from Anadarko for a 25% portion of these costs through the OA. To the extent that BP discontinues payment or is otherwise unable to satisfy its obligations under OPA for any reason, we would be exposed to additional liability for spill-response and remediation expenses. We have similar exposure relative to the other identified RPs where the failure on the part of any other such identified RPs to satisfy their OPA obligations would expose us to potential liability.

As more facts become known, it is reasonably possible that the Company may be required to recognize a liability related to the Deepwater Horizon events, and that the liability could be material to the Company’s consolidated financial position, results of operations, or cash flows. For example, new information arising from the legal discovery or adjudication process, hearings, other investigations, expert analysis, or testing could alter the Company’s current assessment as to the likelihood of the Company incurring a liability for its existing OA contingent obligations. Moreover, if BP discontinues payment or is otherwise unable to satisfy its obligations, the Company could be required to recognize a liability for OPA-related environmental costs. Similarly, if other identified RPs do not satisfy their obligations under OPA, the Company could incur additional liability. In addition, while OPA contains a $75 million cap for certain costs and damages, exclusive of response and remediation expenses (for which there is no cap), the federal government may take legislative or other action to increase or eliminate the cap, perhaps even retroactively.

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

While we will seek any and all protections available to us pursuant to the OA, our insurance coverage or otherwise, an adverse resolution of our contractual rights and responsibilities to BP under the OA, or the failure of BP and other identified RPs to satisfy their obligations under OPA, could subject us to significant monetary damages and other penalties, such as penalties under the CWA, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

For all of these reasons, or if we were to suffer the other effects described in this risk factor and the following risk factors, our actual liabilities relating to the Deepwater Horizon events could exceed our estimates, and we could incur additional liabilities that we are unable to reasonably estimate at this time. These events could have a material adverse effect on our financial position, results of operations, or cash flows; and growth and prospects, including, without limitation, our ability to obtain debt, equity or other financing on acceptable terms, or at all. In addition, the $5.0 billion senior secured revolving credit facility, which we entered into in September 2010, contains covenants limiting our ability to incur additional debt or pledge additional assets, subject to exceptions. These limitations could adversely affect our ability to obtain additional financing for any future liabilities that may arise in connection with the Deepwater Horizon events.

We have been named as a defendant in various litigation matters as a result of the Deepwater Horizon events. The outcome of existing and future claims could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Numerous civil lawsuits have been filed against BP and other parties, including the Company, by, among others, fishing, boating, and shrimping industry groups; restaurants; commercial and residential property owners; certain rig workers or their families; the State of Alabama and several of its political subdivisions; the DOJ; environmental non-governmental organizations; the State of Louisiana; the Plaquemines Parish School Board, a political subdivision of the State of Louisiana; and certain Mexican states. Many of the lawsuits filed assert various claims of negligence, gross negligence, and violations of several federal and state laws and regulations, including, among others, OPA; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Air Act; the CWA; and the Endangered Species Act; or challenge existing permits for operations in the Gulf of Mexico. Generally, the plaintiffs are seeking actual damages, punitive damages, declaratory judgment, and/or injunctive relief.

In August 2010, the United States Judicial Panel on Multidistrict Litigation created MDL No. 2179 to administer essentially all litigation filed in federal court involving Deepwater Horizon event-related claims. Federal Judge Carl Barbier presides over this MDL in the Louisiana District Court in New Orleans, Louisiana. The Louisiana District Court has issued a number of case management orders that establish a schedule for procedural matters, discovery, and trial of the MDL cases. The Louisiana District Court has scheduled a February 2012 trial to determine the liability issues and the liability allocation among the parties involved in the Deepwater Horizon events. The parties to the MDL are actively engaged in discovery. On April 19, 2011, the Company filed its answer in this MDL proceeding and cross-claimed against affiliates of BP and Transocean, Halliburton, Cameron, and other third party defendants. Transocean, Halliburton and Cameron filed cross claims against the Company on April 20, 2011. On April 27, 2011, BP filed a motion to stay the litigation in the MDL between BP and the non-operating OA parties. In the motion to stay, BP argues that the cross-claims asserted against BP by the Company and the other non-operating OA party are covered by the dispute resolution procedures under the OA and should be stayed.

On December 15, 2010, the DOJ, on behalf of the federal agencies involved in the spill response, filed a civil lawsuit in the Louisiana District Court against several parties, including Anadarko Petroleum Corporation and Anadarko E&P Company LP (AE&P), seeking (i) an assessment of civil penalties under the CWA in an amount to be determined by the Louisiana District Court, and (ii) a declaratory judgment that such parties are jointly and severally liable without limitation under OPA for all removal costs and damages resulting from the Deepwater Horizon events. In the lawsuit, the DOJ states that civil penalties under the CWA may be assessed in an amount up to $1,100 per barrel of oil discharged or in cases involving gross negligence or willful misconduct in an amount up to $4,300 per barrel of oil discharged. Based on the allegations in the DOJ complaint, the United States government is seeking a declaration of liability and separate assessments against both Anadarko Petroleum Corporation and AE&P. The DOJ apparently seeks relief against AE&P solely based on a temporary interest that AE&P held at one time in the Lease. In April 2011, the Company moved to dismiss AE&P from the DOJ lawsuit because AE&P did not own an interest in the Lease at the time of the Deepwater Horizon events.

Lawsuits seeking to place limitations on the oil and gas industry’s operations in the Gulf of Mexico, including those of the Company, have also been filed outside of the MDL by non-governmental organizations against various governmental agencies. These cases are filed in the Louisiana District Court, the United States District Courts for the Southern District of Alabama and the District of Columbia, and in the United States Court of Appeals for the Fifth Circuit.

Two separate class action complaints were filed in June and August 2010 in the New York District Court on behalf of purported purchasers of the Company’s stock between June 12, 2009, and June 9, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. In November 2010, the New York District Court consolidated the two cases and appointed the Virgin Islands Group to act as Lead Plaintiff. In January 2011, the Lead Plaintiff filed its Consolidated Amended Complaint. Prior to filing its Consolidated Amended Complaint, the Lead Plaintiff requested leave from the New York District Court to transfer this lawsuit to the United States District Court for the Southern District of Texas. The Company opposes the Lead Plaintiff’s request to transfer the case to the District Court for the Southern District of Texas. The parties have submitted briefs to the New York District Court concerning the transfer of venue issue. In March 2011, the Company moved to dismiss the Consolidated Amended Complaint of the Lead Plaintiff and in April 2011, the Lead Plaintiff filed its opposition to the motion to dismiss.

Also in June 2010, a shareholder derivative petition was filed in the 152nd Judicial District Court of Harris County, Texas, by a shareholder of the Company against Anadarko (as a nominal defendant), certain of its officers, and current and certain former directors. The petition alleges breaches of fiduciary duties, unjust enrichment, and waste of corporate assets in connection with the Deepwater Horizon events. The plaintiffs seek certain changes to the Company’s governance and internal procedures, disgorgement of profits, and reimbursement of litigation fees and costs. In November 2010, the 152nd Judicial District Court of Harris County, Texas, granted Anadarko’s Motion to Dismiss for Lack of Jurisdiction and Special Exceptions, and granted the plaintiffs 120 days to file an Amended Petition. In March 2011, the plaintiffs filed an Amended Petition. The Company filed Special Exceptions and a Motion to Dismiss the Amended Petition in April 2011.

In September 2010, a purported shareholder made a demand on the Board to investigate allegations of breaches of duty by members of management. The Board duly considered the demand, and in January 2011 determined that it would not be in the best interest of the Company to pursue the issues in the demand letter.

Additional proceedings related to the Deepwater Horizon events may be filed against Anadarko. These proceedings may involve civil claims for damages or governmental investigative, regulatory or enforcement actions. The adverse resolution of any proceedings related to the Deepwater Horizon events could subject us to significant monetary damages, fines, and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

We are, and in the future may become, involved in legal proceedings related to Tronox and, as a result, may incur substantial costs in connection with those proceedings.

In January 2009, Tronox, a former wholly owned subsidiary of Kerr-McGee, and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance. Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko as well as the litigation fees and costs. In addition, Tronox seeks to equitably subordinate and/or disallow all claims asserted by Anadarko and Kerr-McGee in the bankruptcy cases. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Bankruptcy Court dismissed, with prejudice, Tronox’s request for punitive damages relating to the fraudulent conveyance claims. The Bankruptcy Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. Anadarko and Kerr-McGee have moved to dismiss three breach of fiduciary duty-related claims in the amended complaint. That motion has been briefed and is awaiting a ruling by the Bankruptcy Court. Discovery is ongoing. The Adversary Proceeding is set for trial in March 2012.

The United States government was granted authority to intervene in the Adversary Proceeding and it has asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act. Anadarko and Kerr-McGee have moved to dismiss the claims of the United States government, but that motion has been stayed by the Bankruptcy Court.

In August 2010, the Bankruptcy Court entered a Stipulation and Agreed Order among Tronox, Anadarko, and Kerr-McGee authorizing the rejection of the MSA. Anadarko and Kerr-McGee filed Proofs of Claim, which included claims for damages arising from the MSA rejection. In January 2011, the Bankruptcy Court entered a Stipulation and Agreed Order approving a settlement of Anadarko and Kerr-McGee’s rejection damage claims against Tronox. The settlement provided Anadarko a general unsecured claim against Tronox. In February 2011, in settlement of its claim, Anadarko received shares of Tronox stock, which were assigned to a financial institution in exchange for $46 million. The Company will continue to monitor the impact that the rejection of the MSA may have on other litigation and other proceedings, including the Adversary Proceeding, and will assess the impact of future events on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2011, in accordance with Chapter 11 of the United States Bankruptcy Code, Tronox emerged from bankruptcy pursuant to an August 2010 Bankruptcy Court approved Plan of Reorganization. The terms of the Plan, which were confirmed by the Bankruptcy Court in the third-quarter of 2010, contemplate that the claims of the Governmental Entities related to Tronox’s environmental liabilities will be settled through certain environmental response trusts and the Litigation Trust. The Plan provides that the Governmental Entities will receive, among other things, 88% of the proceeds from the Adversary Proceeding. Additionally, certain creditors asserting tort claims against Tronox may receive, among other things, 12% of the proceeds from the Adversary Proceeding. Certain documents central to the Plan and the Adversary Proceeding were approved by the Bankruptcy Court in the fourth quarter of 2010 and the first quarter of 2011, including, the Environmental Claims Settlement Agreement, the Tort Claims Trust Agreement, the Environmental Response Trust Agreement, and the Anadarko Litigation Trust Agreement. In accordance with the Plan, the Adversary Proceeding will be prosecuted by representatives of the Litigation Trust.

In addition, a consolidated class action complaint has been filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities during the Class Period, against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP. The complaint alleges causes of action arising under the Exchange Act for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee and other defendants moved to dismiss the consolidated class action complaint and in August 2010 moved to dismiss an amended consolidated class action complaint that had been filed in July 2010. The New York District Court issued the second of two opinions and Orders. Following the Orders, only the plaintiffs’ Section 20(a) claims under the Exchange Act remain against Anadarko and Kerr-McGee. The plaintiffs’ claims against Anadarko are limited to the period beginning on August 10, 2006, through the end of the Class Period. The discovery process is ongoing.

An adverse resolution of any proceedings related to Tronox could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity.

For additional information regarding the nature and status of these and other material legal proceedings, see Legal Proceedings under Part II, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2011.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)

January 1-31	24,436	$77.18	—
February 1-28	458	$79.27	—
March 1-31	353,157	$79.57	—

First Quarter 2011	378,051	$79.41	—	$4,400,000,000

(1)

During the first quarter of 2011, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances, which are not within the scope of the Company’s share-repurchase program.

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

Exhibit Number	Description	Original Filed Exhibit	File Number

3 (i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 22, 2009	3.3 to Form 8-K filed on May 22, 2009	1-8968

(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 22, 2009	3.4 to Form 8-K filed on May 22, 2009	1-8968

* 31 (i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer

* 31 (ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer

* 32	Section 1350 Certifications

** 101 .INS	XBRL Instance Document

** 101 .SCH	XBRL Schema Document

** 101 .CAL	XBRL Calculation Linkbase Document

** 101 .LAB	XBRL Label Linkbase Document

** 101 .PRE	XBRL Presentation Linkbase Document

** 101 .DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION

May 2, 2011	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Senior Vice President, Finance and Chief Financial Officer