Form 10-Q
period 2011-06-30
ANADARKO PETROLEUM CORP
filed 2011-07-27
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of June 30, 2011, is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	497,809,244

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2011	2010	2011	2010
Revenues and Other
Natural-gas sales	$870	$802	$1,724	$1,883
Oil and condensate sales	2,236	1,338	4,043	2,840
Natural-gas liquids sales	370	235	703	509
Gathering, processing, and marketing sales	258	188	488	461
Gains (losses) on divestitures and other, net	(58)	41	(29)	50

Total	3,676	2,604	6,929	5,743

Costs and Expenses
Oil and gas operating	236	196	468	383
Oil and gas transportation and other	207	196	416	387
Exploration	236	198	415	353
Gathering, processing, and marketing	205	149	376	332
General and administrative	291	203	526	413
Depreciation, depletion, and amortization	985	902	1,970	1,883
Other taxes	413	268	757	569
Impairments	102	115	104	127

Total	2,675	2,227	5,032	4,447

Operating Income (Loss)	1,001	377	1,897	1,296
Other (Income) Expense
Interest expense	216	200	436	424
(Gains) losses on commodity derivatives, net	(343)	(264)	(87)	(852)
(Gains) losses on other derivatives, net	144	406	85	435
Other (income) expense, net	(18)	14	(42)	23

Total	(1)	356	392	30

Income (Loss) Before Income Taxes	1,002	21	1,505	1,266
Income Tax Expense (Benefit)	440	49	706	566

Net Income (Loss)	562	(28)	799	700
Net Income Attributable to Noncontrolling Interests	18	12	39	24

Net Income (Loss) Attributable to Common Stockholders	$544	$(40)	$760	$676

Per Common Share:
Net income (loss) attributable to common stockholders—basic	$1.09	$(0.08)	$1.52	$1.36
Net income (loss) attributable to common stockholders—diluted	$1.08	$(0.08)	$1.51	$1.35
Average Number of Common Shares Outstanding—Basic	498	495	497	494

Average Number of Common Shares Outstanding—Diluted	500	495	499	496

Dividends (per Common Share)	$0.09	$0.09	$0.18	$0.18

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

millions	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$3,406	$3,680
Accounts receivable, net of allowance:
Customers	1,264	1,032
Others	1,662	1,391
Other current assets	538	572

Total	6,870	6,675

Properties and Equipment
Cost	57,155	54,815
Less accumulated depreciation, depletion, and amortization	18,812	16,858

Net properties and equipment	38,343	37,957
Other Assets	1,568	1,616
Goodwill and Other Intangible Assets	5,836	5,311

Total Assets	$52,617	$51,559

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,286	$2,726
Accrued expenses	1,416	1,097
Current portion of long-term debt	425	291

Total	4,127	4,114

Long-term Debt	12,801	12,722
Other Long-term Liabilities
Deferred income taxes	10,077	9,861
Asset retirement obligations	1,555	1,529
Other	1,709	1,894

Total	13,341	13,284

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 515.3 million and 513.3 million shares issued as of June 30, 2011, and December 31, 2010, respectively)	51	51
Paid-in capital	7,611	7,496
Retained earnings	15,119	14,449
Treasury stock (17.5 million and 17.1 million shares as of June 30, 2011, and December 31, 2010, respectively)	(793)	(763)
Accumulated other comprehensive income (loss)	(517)	(549)

Total Stockholders’ Equity	21,471	20,684
Noncontrolling interests	877	755

Total Equity	22,348	21,439

Total Liabilities and Equity	$52,617	$51,559

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2010	$51	$7,496	$14,449	$(763)	$(549)	$755	$21,439
Net income (loss)	—	—	760	—	—	39	799
Common stock issued	—	115	—	—	—	—	115
Dividends—common	—	—	(90)	—	—	—	(90)
Repurchase of common stock	—	—	—	(30)	—	—	(30)
Sale of subsidiary units	—	—	—	—	—	130	130
Contributions from (distributions to) noncontrolling interest owners and other, net	—	—	—	—	—	(47)	(47)
Reclassification of previously deferred derivative losses to net income	—	—	—	—	5	—	5
Adjustments for pension and other postretirement plans	—	—	—	—	27	—	27

Balance at June 30, 2011	$51	$7,611	$15,119	$(793)	$(517)	$877	$22,348

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2011	2010	2011	2010
Net Income (Loss)	$562	$(28)	$799	$700

Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to net income (1)	3	4	5	8
Adjustments for pension and other postretirement plans:
Net gain (loss) incurred during period (2)	—	4	—	(21)
Prior service credit (cost) incurred during period (3)	—	(4)	—	(4)
Amortization of net actuarial loss and prior service cost to net periodic benefit cost (4)	13	11	27	22

Total adjustments for pension and other postretirement plans	13	11	27	(3)

Total	16	15	32	5

Comprehensive Income (Loss)	578	(13)	831	705
Comprehensive Income Attributable to Noncontrolling Interests	18	12	39	24

Comprehensive Income (Loss) Attributable to Common Stockholders	$560	$(25)	$792	$681

(1)

Net of income tax benefit (expense) of $(1) million and $(3) million for the three months ended June 30, 2011, and 2010, respectively, and $(3) million and $(5) million for the six months ended June 30, 2011, and 2010, respectively.

(2)

Net of income tax benefit (expense) of zero and $(2) million for the three months ended June 30, 2011, and 2010, respectively, and zero and $12 million for the six months ended June 30, 2011, and 2010, respectively.

(3)

Net of income tax benefit (expense) of zero and $2 million for the three months ended June 30, 2011, and 2010, respectively, and zero and $2 million for the six months ended June 30, 2011, and 2010, respectively.

(4)

Net of income tax benefit (expense) of $(8) million and $(6) million for the three months ended June 30, 2011, and 2010, respectively, and $(16) million and $(12) million for the six months ended June 30, 2011, and 2010, respectively.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
millions	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$799	$700
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,970	1,883
Deferred income taxes	258	(97)
Dry hole expense and impairments of unproved properties	227	244
Impairments	104	127
(Gains) losses on divestitures, net	18	(15)
Unrealized (gains) losses on derivatives, net	75	(240)
Other	61	206
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(535)	5
Increase (decrease) in accounts payable and accrued expenses	241	(229)
Other items—net	(92)	299

Net cash provided by (used in) operating activities	3,126	2,883

Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(2,799)	(2,413)
Acquisition of midstream businesses	(804)	—
Divestitures of properties and equipment and other assets	55	19
Other—net	(41)	(78)

Net cash provided by (used in) investing activities	(3,589)	(2,472)

Cash Flows from Financing Activities
Borrowings, net of issuance costs	1,046	947
Repayments of debt	(859)	(1,173)
Repayment of midstream subsidiary note payable to a related party	—	(250)
Increase (decrease) in accounts payable, banks	(38)	(93)
Dividends paid	(90)	(90)
Repurchase of common stock	(30)	(29)
Issuance of common stock, including tax benefit on stock option exercises	49	81
Sale of subsidiary units	130	97
Distributions to noncontrolling interest owners	(37)	(22)
Other financing activities	4	(7)

Net cash provided by (used in) financing activities	175	(539)

Effect of Exchange Rate Changes on Cash	14	(29)

Net Increase (Decrease) in Cash and Cash Equivalents	(274)	(157)
Cash and Cash Equivalents at Beginning of Period	3,680	3,531

Cash and Cash Equivalents at End of Period	$3,406	$3,374

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

Basis of Presentation    The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010, the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2011, and 2010, the Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and 2010, and the Consolidated Statement of Equity for the six months ended June 30, 2011. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

Recently Issued Accounting Standards Not Yet Adopted    The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value measurement and disclosure requirements, changes the fair-value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The ASU is required to be adopted on a prospective basis by Anadarko beginning in 2012. The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

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

Based on information provided by BP to the Company, BP has incurred costs of approximately $20.4 billion through June 30, 2011, related to spill response and containment, relief-well drilling, grants to certain Gulf Coast states for cleanup costs, local tourism promotion, other grants, monetary damage claims, and federal costs.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

BP has sought reimbursement from Anadarko for amounts BP has paid or committed to pay for spill-response efforts, grants, damage claims, and costs incurred by the federal government through provisions of the operating agreement (OA), which is the contract governing the relationship between BP and the non-operating OA parties to the lease for Mississippi Canyon Block 252 in which the Macondo well is located (Lease). BP has invoiced the Company an aggregate of $5.2 billion for what BP considers to be Anadarko’s 25% proportionate share of actual costs through June 30, 2011. In addition, BP has invoiced Anadarko for anticipated near-term future costs related to the Deepwater Horizon events. Anadarko has withheld reimbursement to BP for Deepwater Horizon event-related invoices pending the completion of various ongoing investigations into and litigation regarding the cause of the well blowout, explosion, and subsequent release of hydrocarbons. Final determination of the root causes of the Deepwater Horizon events could materially impact the Company’s potential obligations under the OA.

In April 2011, the Company received a Notice of Dispute (as defined in the OA) from BP requesting, among other things, payment of all amounts invoiced to the Company to date by BP related to the Deepwater Horizon events. Pursuant to dispute resolution procedures under the OA, each party appointed a management representative to meet with the other party’s management representative in an attempt to resolve the dispute. In the event the dispute is not resolved within certain prescribed time periods, totaling approximately 190 days following issuance of the Notice of Dispute, any party may, but is not required to, initiate arbitration proceedings under the OA.

In May 2011, BP and the other non-operating OA party entered into a settlement, release and indemnity agreement. According to its press release, BP and the other non-operating OA party have agreed to a mutual release of claims against each other relating to the Deepwater Horizon events in exchange for a $1.1 billion payment to BP by the other non-operating OA party. BP has also agreed to indemnify the other non-operating OA party for compensatory claims arising from the Deepwater Horizon events, excluding civil, criminal or administrative fines and penalties, and certain other claims.

BP, Anadarko, and other parties, including parties that do not own an interest in the Lease, such as the drilling contractor, have received correspondence from the United States Coast Guard (USCG) referencing their identification as a “responsible party or guarantor” (RP) under the Oil Pollution Act of 1990 (OPA). The United States Department of Justice (DOJ) has also filed a civil lawsuit against such parties seeking, among other things, to confirm each party’s identified RP status. Under OPA, RPs may be jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims related to the spill and spill cleanup. The USCG has directly invoiced the identified RPs for reimbursement of spill-related response costs incurred by the USCG and other federal and state agencies. The identified RPs each received identical invoices for total costs, without specification or stipulation of any allocation of costs among the identified RPs. To date, as operator, BP has paid all USCG invoices, thereby satisfying any joint and several obligation of the identified RPs to the USCG for these costs. BP has also made repeated public statements regarding its intention to continue to pay 100% of costs associated with cleanup efforts, claims, and reimbursements related to the Deepwater Horizon events.

The following analysis applies relevant accounting guidance to the Deepwater Horizon events to determine the Company’s liability accrual as of June 30, 2011. The process for quantifying the Company’s Deepwater Horizon event-related liability accrual involves the identification of all potential costs and the grouping of these costs in a manner that enables the Company to apply relevant accounting guidance to each cost based on the qualitative characteristics of such costs. This is appropriate because satisfaction of liability-recognition criteria varies depending on the type of costs being analyzed. For example, contingent contractual liabilities (such as those arising under the OA) and contingent environmental liabilities (such as those arising under OPA) are subject to substantially similar liability-recognition criteria; however, circumstances under which such criteria are considered satisfied are different.

After applying the relevant accounting guidance to the Company’s Deepwater Horizon event-related contingent liabilities, the Company’s aggregate liability accrual for these amounts is zero as of June 30, 2011. The zero liability accrual is not intended to represent an opinion of the Company that it will not incur any future liability related to the Deepwater Horizon events. Rather, the zero liability accrual is based on currently available facts and the application of accounting rules to this set of facts where the relevant accounting rules do not allow for loss recognition where a potential loss is not considered “probable” or cannot be reasonably estimated.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

In quantifying its potential Deepwater Horizon event-related liabilities, the Company has made certain assumptions regarding facts that are the subject of continuing investigations and litigation, the duration and extent of ongoing cleanup activities, and future damage claims. Thus, the Company’s zero liability accrual for the Deepwater Horizon events as of June 30, 2011, is subject to change in the future, perhaps materially. Below is a discussion of the Company’s current analysis, under applicable accounting guidance, of its potential liability for (i) amounts invoiced by BP under the OA, (ii) OPA-related environmental costs, and (iii) other contingent liabilities.

OA Contingent Liabilities    OA contingent liabilities relate to Anadarko’s potential responsibility for a 25% share of costs incurred by BP through June 30, 2011, for which BP has sought reimbursement from Anadarko under the OA. Accounting standards require the Company to accrue contingent liabilities arising under the terms of the OA if it is both “probable” that a liability has been incurred and the amount of the liability can be reasonably estimated.

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

The Company believes publicly available evidence indicates that the blowout of the well, the explosion on the Deepwater Horizon drilling rig, and the subsequent release of hydrocarbons were preventable and the direct result of BP’s decisions, omissions, and actions, and likely constitute gross negligence or willful misconduct by BP. BP has issued public statements indicating that it disagrees with this assessment. Under the terms of the OA, liabilities arising as a result of gross negligence or willful misconduct by BP are the sole responsibility of BP and are not chargeable to other OA parties, including Anadarko. In light of the foregoing, Anadarko does not consider OA contingent liabilities for Deepwater Horizon event-related costs invoiced by BP to the Company to satisfy the standard of “probable” required for loss recognition. Accordingly, as of June 30, 2011, pursuant to applicable accounting guidance, the Company has not recognized a liability in its Consolidated Balance Sheets for Deepwater Horizon event-related costs that have been invoiced by BP to Anadarko under the OA and that are, in part, the subject of BP’s April 2011 Notice of Dispute.

In the future, the Company may recognize a liability for Deepwater Horizon event-related costs invoiced by BP under the OA if new information arising from the legal discovery or adjudication process, hearings, other investigations, expert analysis, or testing alters the Company’s current assessment as to the likelihood of the Company incurring a liability for its existing OA contingent liabilities. In addition, BP, as the operator, may have enforceable indemnity obligations to certain of its contractors, for which BP may be able to obtain reimbursement from the Company under the OA for the Company’s share of any such costs incurred by BP, notwithstanding BP’s own gross negligence. The Company currently is not positioned to assess the validity of BP’s ostensible indemnity obligations to its contractors, nor is the Company knowledgeable as to whether BP has incurred actual costs as a result of these indemnity provisions. As a result, the Company currently does not consider any loss attributable to potential indemnity obligations to be “probable,” and is furthermore unable to reasonably estimate the amount of any such potential loss.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

OPA-Related Environmental Costs    Under OPA, Anadarko may be jointly and severally liable with all RPs for OPA-related environmental costs associated with the Deepwater Horizon events. Anadarko’s treatment by the USCG as an identified RP arises as a result of Anadarko’s status as a co-lessee in the Lease.

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

OPA-related environmental costs that have been paid by BP and subsequently invoiced to Anadarko under the OA are accounted for as OA contingent liabilities (discussed above) rather than OPA-related environmental costs (discussed herein). Payment of OPA-related environmental costs by BP satisfies these liabilities for all identified RPs, including Anadarko, and has resulted in BP seeking reimbursement from Anadarko for these costs through the OA, thereby creating OA contingent liabilities. The Company assumes that all OPA-related environmental costs incurred by BP and reported to the Company have been paid by BP, thereby satisfying those joint and several OPA-related environmental costs for all identified RPs.

Gross OPA-Related Environmental Cost Estimate    The Company estimates the range of gross OPA-related environmental costs for all identified RPs to be $4.0 billion to $5.0 billion, excluding (i) $20.4 billion of costs BP has incurred as of June 30, 2011, which are considered and analyzed as OA contingent liabilities, and (ii) amounts the Company currently cannot reasonably estimate, which include OPA damage claims that may be filed subsequent to the third quarter of 2011, potential costs associated with penalties and fines, civil litigation damages, and costs that have not yet been committed by BP for natural resource damage (NRD) assessments and NRD claims. The costs that the Company currently cannot reasonably estimate may be significant.

Anadarko’s gross OPA-related environmental cost estimate is comprised of spill-response costs and OPA damage claims. This cost estimate is based on cost information received from BP, certain assumptions discussed below, and publicly available information from the Gulf Coast Claims Facility (GCCF). The GCCF is a claims facility that was established in June 2010, as part of an agreement between the federal government and BP, to assist claimants in the submission and resolution of claims for costs and damages incurred as a result of the Deepwater Horizon events. As a non-operator, the Company is limited to formulating its estimates of spill-response costs and OPA damages based on information provided by BP, publicly available information, and management’s assumptions regarding a number of variables associated with the Deepwater Horizon events that remain uncertain or unknown. Although the Macondo well has been permanently plugged, the scope and extent of damages and cleanup activities continue to evolve, resulting in significant uncertainty as to the spill’s ultimate impacts and associated costs. Accordingly, the Company believes that actual gross OPA-related environmental costs may vary, perhaps materially, from the Company’s estimate.

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

The Company’s current cost estimate is based on the following assumptions:

—	activities (including required resources) related to the operation, demobilization, and decontamination of offshore well-site equipment are substantially complete; and

—	at a minimum, costs will continue through the end of the third quarter of 2011, and end prior to the end of the fourth quarter of 2011, for the following activities:

–	shallow-water marine cleanup;

–	demobilization and decontamination of vessels deployed in open-water cleanup;

–	shoreline cleanup; and

–	federal, state, and local spill mitigation and coordination.

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

The Company’s cost estimate includes potential OPA damage claims and costs to administer those claims based on data received from BP and publicly available information from the GCCF. This claims information has been used to formulate estimates of the number of claims to be paid and the average per-claim payout projected for claims filed through the end of the third quarter of 2011. In addition, the Company’s cost estimate includes claims administration costs projected through August 2013, the date the GCCF is expected to cease operations.

The Company believes that new claims will continue to be filed beyond the end of the third quarter of 2011; however, the Company is currently unable to reasonably estimate the number and magnitude of such claims. The Company lacks visibility into, among other things, the processes associated with OPA damage claim approvals and claims administration, which significantly hinders the Company’s ability to formulate a long-term estimate of the amount of potential OPA damage claims. Accordingly, the Company’s cost estimate does not include amounts attributable to OPA damage claims that could be made subsequent to the end of the third quarter of 2011.

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

—

Anadarko’s OA sharing percentage—If BP ceases paying any portion of the Deepwater Horizon event-related costs, the federal government could seek payment from all potential RPs under the joint and several liability provisions of OPA. Under this scenario, the Company estimates its maximum allocation of gross OPA-related environmental costs could be 25%, which is equivalent to Anadarko’s OA sharing percentage. The Company does not consider an allocable percentage in excess of 25% to be reasonable based on BP’s public statements that it intends to continue to honor its commitments in the Gulf of Mexico, the Company’s assessment of BP’s ability to continue funding all OPA-related environmental costs, and BP’s agreement to indemnify the other non-operating OA party for its share of potential costs. This estimate of a maximum allocation percentage assumes no allocation of gross OPA-related environmental costs to RPs that are not party to the OA (non-OA RPs).

—

Allocation to non-OA RPs—In addition to the parties to the OA identified as RPs (including the Company), two non-OA RPs have been identified by the federal government. The allocation of costs to all potential RPs, including non-OA RPs, would likely reduce Anadarko’s potential allocable share of gross OPA-related environmental costs to an amount less than Anadarko’s 25% OA sharing percentage.

Based on the above, the Company has concluded that a range of 0-25% is appropriate as an estimate of its potential allocable share of gross OPA-related environmental costs. At June 30, 2011, the Company considers zero to be the most likely allocable percentage within the 0-25% range for allocation of gross OPA-related environmental costs and, consistent with applicable accounting guidance, continues to have a liability accrual of zero. The Company’s assessment as to the most likely allocation percentage is based on BP’s continued funding of 100% of OPA-related environmental costs and BP’s repeated public commentary regarding its ability and intent to continue to honor its Deepwater Horizon-related commitments. BP’s funding and public commentary has continued subsequent to the release of BP’s own investigation report as well as the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling’s final report, which the Company considers significant in concluding that zero is the most likely allocation percentage within the 0-25% range.

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

To date, no penalties or fines have been assessed against the Company or, to the Company’s knowledge, any other party. However, on December 15, 2010, the DOJ, on behalf of the United States, filed a civil lawsuit in the United States District Court in New Orleans, Louisiana (Louisiana District Court) against several parties, including Anadarko Petroleum Corporation and Anadarko E&P Company LP (AE&P), a subsidiary of Anadarko, seeking (i) an assessment of civil penalties under the CWA in an amount to be determined by the Louisiana District Court, and (ii) a declaratory judgment that such parties are jointly and severally liable without limitation under OPA for all removal costs and damages resulting from the Deepwater Horizon events. In the lawsuit, the DOJ states that civil penalties under the CWA may be assessed in an amount up to $1,100 per barrel of oil discharged or, in cases involving gross negligence or willful misconduct, in an amount up to $4,300 per barrel of oil discharged. Based on the allegations in the DOJ complaint, the United States government is seeking a declaration of liability and separate assessments against both Anadarko Petroleum Corporation and AE&P. The DOJ apparently seeks relief against AE&P solely based on a temporary interest that AE&P held at one time in the Lease. In April 2011, the Company moved to dismiss AE&P from the DOJ lawsuit because the effective date of AE&P’s transfer of its interest in the Lease to Anadarko pre-dated the Deepwater Horizon events.

While Anadarko was named in the DOJ civil lawsuit, its status as a defendant does not mean that Anadarko will be assessed a penalty in that action. CWA penalties, in practice, are generally assessed on a party-specific basis and take into account several factors such as the party’s degree of fault. The Company considers BP’s actions, as well as the Company’s lack of direct involvement in the operation of the drilling rig or the spill, significant for purposes of concluding that potential losses from CWA penalty assessments are not “probable.” Neither the DOJ civil lawsuit nor the potential for BP to be found grossly negligent alters the Company’s assessment of its exposure to potential penalties under the CWA. Accordingly, the Company has not recorded a liability for potential CWA penalties at June 30, 2011.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

In addition to spill-volume variability, there is significant uncertainty as to the Company’s ultimate liability for potential CWA penalties, if any, as previous CWA penalty settlements vary greatly, have not been based solely on a simple per-barrel penalty assessment, and have often been influenced by some or all of the following subjective factors included in the CWA:

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

The NRD-assessment process is led by government agencies that act as trustees of natural resources on behalf of the public. Government agencies involved in the process include the Department of Commerce, the Department of the Interior, and the Department of Defense. These governmental departments, along with the five affected states, Alabama, Florida, Louisiana, Mississippi, and Texas, are referred to as the “Co-Trustees.” The Co-Trustees continue to conduct injury assessment and restoration planning. The assessment phase will continue as long as spill-cleanup activities are ongoing, and may extend for an unknown period of time subsequent to the completion date of spill-cleanup activities. Restoration planning is ongoing and will be completed subsequent to the completion of the injury assessment.

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

The DOJ civil lawsuit filed against BP, the Company, and others seeks unspecified damages for injury to federal natural resources. Not all of the Co-Trustees were a party to this lawsuit; however, during the second quarter of 2011, the states of Alabama and Louisiana each filed NRD-related claims against the Company in the Louisiana District Court. The Company filed a motion to dismiss all of the claims in both of these complaints in June 2011. At this time, the Company is unable to reasonably estimate the magnitude of any NRD claim until assessment and restoration planning is complete, which may take several years, or until additional facts or information are revealed during legal discovery.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Civil Litigation Damage Claims    Numerous civil lawsuits have been filed against BP and other parties, including the Company, by, among others, fishing, boating, and shrimping enterprises and industry groups; restaurants; commercial and residential property owners; certain rig workers or their families; the State of Alabama and several of its political subdivisions; the DOJ; environmental non-governmental organizations; the State of Louisiana and certain of its political subdivisions; and certain Mexican states. Many of the lawsuits filed assert various claims of negligence, gross negligence, and violations of several federal and state laws and regulations, including, among others, OPA; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Air Act; the CWA; and the Endangered Species Act; or challenge existing permits for operations in the Gulf of Mexico. Generally, the plaintiffs are seeking actual damages, punitive damages, declaratory judgment, and/or injunctive relief.

In August 2010, the United States Judicial Panel on Multidistrict Litigation created Multidistrict Litigation No. 2179 (MDL) to administer essentially all pretrial matters for litigation filed in federal court involving Deepwater Horizon event-related claims. Federal Judge Carl Barbier presides over this MDL in the Louisiana District Court. The Louisiana District Court has issued a number of case management orders that establish a schedule for procedural matters, discovery, and trial of certain of the MDL cases. The parties to the MDL are actively engaged in discovery. In May 2011, Judge Barbier heard oral arguments on the numerous motions to dismiss filed by the multiple defendants named in this litigation, but has not issued a ruling on the Master Complaints that name the Company as a defendant, except in July 2011 to dismiss Racketeer Influenced and Corrupt Organizations Act (RICO) claims alleged by the plaintiffs.

The Louisiana District Court has scheduled a February 2012 trial in Transocean’s Limitation of Liability case in the MDL to determine the liability issues and the liability allocation among the parties involved in the Deepwater Horizon events. In April 2011, the Company filed its answer in this Limitation of Liability case in the MDL proceeding and cross-claimed against affiliates of BP and Transocean Ltd. (Transocean), Halliburton Energy Services, Inc. (Halliburton), Cameron International Corporation (Cameron), and other third-party defendants. Transocean, Halliburton, and Cameron subsequently filed cross-claims against the Company, and BP filed a motion to stay the litigation in the MDL between BP and the non-operating OA parties. In the motion to stay, BP argues that the cross-claims asserted against BP by the Company and the other non-operating OA party are covered by the dispute resolution procedures under the OA and should be stayed. In May 2011, BP and the other non-operating OA party entered into a settlement, release and indemnity agreement. In June 2011, Judge Barbier issued an order holding that BP and the Company had agreed in the OA to submit disputes among them to arbitration, but requested that the parties submit further briefing on whether BP had waived arbitration by its conduct in the MDL. In July 2011, BP and the Company submitted their briefs and the court ordered that all litigation between BP and the Company is stayed pending arbitration.

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

Two separate class action complaints were filed in June and August 2010, in the United States District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 12, 2009, and June 9, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. In November 2010, the New York District Court consolidated the two cases and appointed The Pension Trust Fund for Operating Engineers and Employees’ Retirement System of the Government of the Virgin Islands (Virgin Islands Group) to act as Lead Plaintiff. In January 2011, the Lead Plaintiff filed its Consolidated Amended Complaint. Prior to filing its Consolidated Amended Complaint, the Lead Plaintiff requested leave from the New York District Court to transfer this lawsuit to the United States District Court for the Southern District of Texas. The Company opposes the Lead Plaintiff’s request to transfer the case to the District Court for the Southern District of Texas. The parties have submitted briefs to the New York District Court concerning the transfer of venue issue. In March 2011, the Company moved to dismiss the Consolidated Amended Complaint of the Lead Plaintiff, and in April 2011, the Lead Plaintiff filed its opposition to the motion to dismiss.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Also in June 2010, a shareholder derivative petition was filed in the 152nd Judicial District Court of Harris County, Texas (Harris County District Court), by a shareholder of the Company against Anadarko (as a nominal defendant), certain of its officers, and current and certain former directors. The petition alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets in connection with the Deepwater Horizon events. The plaintiffs sought certain changes to the Company’s governance and internal procedures, disgorgement of profits, and reimbursement of litigation fees and costs. In November 2010, the Harris County District Court granted Anadarko’s Motion to Dismiss for Lack of Jurisdiction and Special Exceptions, and granted the plaintiffs 120 days to file an Amended Petition. In March 2011, the plaintiffs filed an Amended Petition. The Company filed Special Exceptions and a Motion to Dismiss the Amended Petition in April 2011. In June 2011, the Harris County District Court heard oral arguments on these matters and granted the motion to dismiss. The time for the plaintiffs to appeal has expired.

In September 2010, a purported shareholder made a demand of the Company’s Board of Directors (Board) to investigate allegations of breaches of duty by members of management. The Board duly considered the demand, and in January 2011 determined that it would not be in the best interest of the Company to pursue the alleged issues in the demand letter.

The Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to ongoing proceedings. The Company intends to vigorously defend itself, its officers, and directors in all proceedings.

Liability Outlook    As discussed above, the Company’s aggregate Deepwater Horizon event-related liability accrual of zero as of June 30, 2011, is not intended to represent an opinion of the Company that it will not incur any future liability related to the Deepwater Horizon events. The Company’s liability assessment is based on the application of relevant accounting guidance to the Company’s understanding of currently available facts surrounding the Deepwater Horizon events. As more facts become known, it is reasonably possible that the Company may be required to recognize a liability related to the Deepwater Horizon events, and that the liability could be material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company will continue to monitor the MDL and other legal proceedings discussed above as well as federal investigations related to the Deepwater Horizon events, including investigations by The Deepwater Horizon Joint Investigation Team, and the United States Chemical Safety Board. The Company cannot predict the nature of evidence that may be discovered during the course of legal proceedings and investigations, the timing of discovery, or the timing of completion of any legal proceedings or investigations. The Company continues to evaluate its liability assessment based on the accumulation of evidence obtained and expected to be obtained through continued discovery, expert testimony and opinion, and technical analysis.

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

Insurance Recoveries    The Company carries insurance to protect against potential financial losses. At the time of the Deepwater Horizon events, the Company’s insurance coverage applied to gross covered costs up to a level of approximately $710 million, less up to $60 million of deductibles. Based on Anadarko’s 25% non-operated leasehold interest in the Lease, the Company estimates its potential net insurance coverage could total $178 million, less deductibles of $15 million. The Company has not recognized a receivable for any potential recoveries in its Consolidated Balance Sheets. At this time, recovery of these amounts is not considered probable because the Company has not yet filed a claim, nor has the Company incurred a probable loss under the OA or an insurable loss for unpaid liabilities. If the Company’s current legal assessment changes such that the Company becomes liable under the OA for Deepwater Horizon event-related costs and funds such costs, the Company expects to recover the first $163 million of insured costs under its existing insurance policy. The Company also carries directors’ and officers’ insurance to cover certain risks associated with certain of the above-described legal proceedings.

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

3.  Acquisitions

In May 2011, Anadarko increased its ownership interest in a natural-gas processing plant (Wattenberg Plant), located in northeast Colorado, by acquiring an additional 93% interest for $576 million. Anadarko operates and now owns a 100% interest in the Wattenberg Plant.

In February 2011, Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, acquired a natural-gas processing plant and related gathering systems, located in northeast Colorado, for $304 million (Platte Valley).

These acquisitions, along with future expansion plans, align Anadarko’s natural-gas processing capacity with the Company’s anticipated production growth in the Rocky Mountains Region (Rockies). In addition, these acquisitions position the Company to improve field recoveries and realize operational cost efficiencies.

The Wattenberg Plant and Platte Valley acquisitions constitute business combinations and were accounted for using the acquisition method with the assets acquired and liabilities assumed recognized at fair value at the acquisition dates. The following summarizes the preliminary fair value of assets acquired and liabilities assumed at the acquisition dates:

millions
Properties and equipment	$298
Intangible assets	167
Deferred income taxes	31
Other assets	4
Other liabilities	(21)
Goodwill	362

Total assets acquired and liabilities assumed	841

Less: Fair value of Anadarko’s pre-acquisition 7% equity interest in the Wattenberg Plant	37

Acquisition of midstream businesses	804

Loss on Anadarko’s preexisting contracts with the previous Wattenberg Plant owner	76

Total consideration paid	$880

All fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties and equipment is based on market and cost approaches. Intangible assets consist of customer contracts, the fair value of which was determined using an income approach. Deferred tax assets represent the tax effects of differences in the tax basis and acquisition-date fair values of assets acquired and liabilities assumed. Liabilities assumed include asset retirement obligations existing at the date of acquisition, and were valued consistent with the Company’s policy for estimating its asset retirement obligations.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Acquisitions (Continued)

Assets acquired and liabilities assumed are included within the midstream reporting segment, except for $362 million of goodwill recognized in connection with the Wattenberg Plant acquisition and the deferred tax asset arising from $469 million of goodwill that is amortizable for tax purposes. The Wattenberg Plant acquisition-related goodwill and related deferred tax asset are reported within the oil and gas exploration and production reporting segment based on the increase in value to that segment. The increase in value is derived from improved NGLs volume retention from equity production and the alignment of Company-controlled natural-gas processing capacity with future production growth plans in the Rockies. Goodwill is not subject to amortization, but will be subject to annual impairment testing (or more frequent testing as circumstances dictate). At June 30, 2011, the Company had $5.6 billion of goodwill allocated to its four reporting units: $5.5 billion to oil and gas exploration and production; $79 million to gathering and processing; $55 million to WES gathering and processing; and $5 million to transportation.

Prior to the Wattenberg Plant acquisition, the Company was party to natural-gas processing contracts with the previous Wattenberg Plant owner. As a result of the acquisition, these preexisting contracts were terminated, causing the Company to recognize a $76 million loss, which is included in gains (losses) on divestitures and other, net in the Consolidated Statements of Income for the three and six months ended June 30, 2011. This loss represents the aggregate amount by which the contracts were unfavorable as compared to current market transactions for the same or similar services.

The Company also recognized a gain of $21 million from the acquisition-date fair-value remeasurement of its pre-acquisition 7% equity interest in the Wattenberg Plant. The gain is included in gains (losses) on divestitures and other, net in the Consolidated Statements of Income for the three and six months ended June 30, 2011.

Results of operations attributable to the Wattenberg Plant and Platte Valley acquisitions are included in the Company’s Consolidated Statements of Income from the dates acquired. The amounts of revenue and earnings included in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2011, and the amounts of revenue and earnings that would have been recognized had the acquisitions occurred on January 1, 2010, are not material.

4.  Inventories

The major classes of inventories, included in other current assets, are as follows:

millions	June 30, 2011	December 31, 2010
Crude oil	$93	$126
Natural gas	20	64
NGLs	58	61

Total	$171	$251

5.  Properties and Equipment

Suspended Exploratory Drilling Costs    The Company’s capitalized suspended well costs at June 30, 2011, and December 31, 2010, were $1.2 billion and $935 million, respectively. The increase in suspended exploratory drilling costs during 2011 primarily relates to the capitalization of costs associated with successful exploration drilling in Mozambique, Ghana, Brazil, and the Niobrara area in the Rockies. For the six months ended June 30, 2011, $38 million of exploratory well costs previously capitalized as suspended well costs for greater than one year were charged to dry hole expense and $66 million of capitalized suspended well costs were reclassified to proved properties.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Properties and Equipment (Continued)

Impairments    Impairment expense for the three and six months ended June 30, 2011, was $102 million and $104 million, respectively, including $100 million recognized in the second quarter of 2011 related to United States onshore oil and gas exploration and production operating segment properties, based on the change in projected cash flows due to the Company’s intent to divest of the properties. These assets were impaired to fair value, estimated using Level 3 fair-value inputs.

Impairment expense for the three and six months ended June 30, 2010, was $115 million and $127 million, respectively, including $114 million recognized in the second quarter of 2010 related to a production platform included in the oil and gas exploration and production operating segment that remains idle with no identifiable plans for use, and for which a limited market currently exists. The platform was impaired to fair value, estimated using Level 3 fair-value inputs.

6.  Noncontrolling Interests

At June 30, 2011, noncontrolling interests on the Consolidated Balance Sheet includes approximately $146 million, net of tax, related to the effects of changes in the Company’s ownership interest in WES. This amount will be transferred to paid-in capital in the third quarter of 2011 when the WES subordinated limited partner units convert to common units. At June 30, 2011, Anadarko’s ownership interest in WES consists of a 44.3% limited partner interest (common and subordinated units), a 2% general partner interest, and incentive distribution rights.

7.  Derivative Instruments

Objective and Strategy    The Company uses derivative instruments to manage its exposure to cash-flow variability from commodity-price and interest-rate risks.

Futures, swaps, and options are used to manage exposure to commodity-price risk inherent in the Company’s oil and natural-gas production and natural-gas processing operations (Oil and Natural-Gas Production/Processing Derivative Activities). Futures contracts and commodity-price swap agreements are used to fix the price of expected future oil and natural-gas sales at major industry trading locations, such as Henry Hub for natural gas and Cushing for oil. Basis swaps are used to fix or float the price differential between product prices at one market location versus another. Options are used to establish a floor price, a ceiling price, or a floor and a ceiling price (collar) for expected future oil and natural-gas sales. Derivative instruments are also used to manage commodity-price risk inherent in customer price requirements and to fix margins on the future sale of natural gas and NGLs from the Company’s leased storage facilities (Marketing and Trading Derivative Activities).

Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest-rate changes.

The Company does not apply hedge accounting to any of its derivative instruments. As a result, both realized and unrealized gains and losses associated with derivative instruments are recognized in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings. Accumulated other comprehensive loss balances of $117 million ($74 million after tax) and $125 million ($79 million after tax) at June 30, 2011, and December 31, 2010, respectively, relate to interest-rate derivatives that were previously subject to hedge accounting.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities    Below is a summary of the Company’s derivative instruments at June 30, 2011, related to its oil and natural-gas production/processing activities. The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are NYMEX Cushing.

	2011	2012	2013
Natural Gas
Three-Way Collars (thousand MMBtu/d)	480	500	450
Average price per MMBtu
Ceiling sold price (call)	$8.29	$9.03	$6.57
Floor purchased price (put)	$6.50	$6.50	$5.00
Floor sold price (put)	$5.00	$5.00	$4.00

Fixed-Price Contracts (thousand MMBtu/d)	90	—	—
Average price per MMBtu	$6.17	$—	$—

Basis Swaps (thousand MMBtu/d)	45	—	—
Average price per MMBtu	$(1.74)	$—	$—

MMBtu—million British thermal units
MMBtu/d—million British thermal units per day

		2011	2012
Crude Oil
Three-Way Collars (MBbls/d)		126	2
Average price per barrel
Ceiling sold price (call)		$99.95	$92.50
Floor purchased price (put)		$79.29	$50.00
Floor sold price (put)		$64.29	$35.00

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

Marketing and Trading Derivative Activities    In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and related derivative transactions used to manage commodity-price risk. At June 30, 2011, and December 31, 2010, the Company had outstanding fixed-price physical transactions related to natural gas for 31 billion cubic feet (Bcf) and 32 Bcf, respectively, offset by derivative transactions for 23 Bcf and 28 Bcf, respectively, for net positions of 8 Bcf and 4 Bcf, respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Interest-Rate Derivatives    In 2008 and 2009, Anadarko entered into interest-rate swap agreements to mitigate the risk of rising interest rates on up to $3.0 billion of debt, originally expected to be refinanced in 2011 and 2012, over a reference term of either 10 years or 30 years. The Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London Interbank Offer Rate (LIBOR). The swap instruments include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period. In March 2011, WES entered into a five-year, forward starting interest-rate swap agreement with a notional principal amount of $150 million to mitigate the risk of rising interest rates prior to the issuance of the 5.375% Senior Notes due in 2021. In May 2011, WES terminated the swap at a cost of $1.9 million.

A summary of the swaps outstanding at June 30, 2011, including the outstanding notional principal amounts and the associated reference periods, is presented below.

millions except percentages	Reference Period		Weighted-Average Interest Rate
Notional Principal Amount:	Start	End
$ 750	October 2011	October 2021	4.72%
$ 1,250	October 2011	October 2041	4.83%
$ 250	October 2012	October 2022	4.91%
$ 750	October 2012	October 2042	4.80%

Effect of Derivative Instruments—Balance Sheet    The fair value of the Company’s derivative instruments is presented below.

		Gross Derivative Assets		Gross Derivative Liabilities
millions Derivatives	Balance Sheet Classification	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Commodity
	Other Current Assets	$361	$444	$(138)	$(274)
	Other Assets	147	242	(4)	(56)
	Accrued Expenses	78	89	(116)	(131)
	Other Liabilities	6	26	(13)	(28)

		592	801	(271)	(489)

Interest Rate and Other
	Other Current Assets	2	—	—	—
	Other Assets	—	—	—	—
	Accrued Expenses	—	—	(264)	(190)
	Other Liabilities	—	—	(56)	(45)

		2	—	(320)	(235)

Total Derivatives		$594	$801	$(591)	$(724)

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Effect of Derivative Instruments—Statement of Income   The realized and unrealized gain or loss amounts and classification related to derivative instruments for the respective three and six months ended June 30 are as follows:

		(Gain) Loss
	Classification of (Gain)	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
millions
Derivatives	Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity
	Gathering, Processing, and Marketing Sales(1)	$4	$(4)	$—	$16	$(5)	$11
	(Gains) Losses on Commodity Derivatives, net	(27)	(316)	(343)	(84)	(3)	(87)
Interest Rate and Other
	(Gains) Losses on Other Derivatives, net	2	142	144	2	83	85

Derivative (Gain) Loss, net		$(21)	$(178)	$(199)	$(66)	$75	$9

		(Gain) Loss
millions	Classification of (Gain)	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
Derivatives	Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity
	Gathering, Processing, and Marketing Sales(1)	$1	$2	$3	$1	$(5)	$(4)
	(Gains) Losses on Commodity Derivatives, net	(161)	(103)	(264)	(182)	(670)	(852)
Interest Rate and Other
	(Gains) Losses on Other Derivatives, net	—	406	406	—	435	435

Derivative (Gain) Loss, net		$(160)	$305	$145	$(181)	$(240)	$(421)

(1)	Represents the effect of marketing and trading derivative activities.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Credit-Risk Considerations   The financial integrity of exchange-traded contracts is assured by NYMEX or the Intercontinental Exchange through systems of financial safeguards and transaction guarantees and is subject to nominal credit risk. Over-the-counter traded swaps, options, and futures contracts expose the Company to counterparty credit risk. The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines, and assesses the impact of a counterparty’s creditworthiness on fair value. The Company has the ability to require cash collateral or letters of credit to mitigate its credit-risk exposure. The Company has netting agreements with financial institutions that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and routinely exercises its contractual right to offset net realized gains against realized losses when settling with derivative counterparties.

In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across all derivative types. At June 30, 2011, and at December 31, 2010, $333 million of the Company’s $591 million gross derivative liability balance, and $394 million of the Company’s $724 million gross derivative liability balance, respectively, would have been available, in the event of default, for setoff against the Company’s gross derivative asset balance with financial institutions. Other than in the event of default, the Company does not net settle across commodity and interest-rate derivatives, as settlement timing differs.

Some of the Company’s derivative instruments are subject to provisions that can require collateralization of the Company’s obligations. However, most of the Company’s derivative counterparties maintain secured positions with respect to the Company’s derivative liabilities under the Company’s $5.0 billion senior secured revolving credit facility (the $5.0 billion Facility), the available capacity of which is sufficient to secure such obligations.

Derivative counterparties that are not secured under the $5.0 billion Facility may require immediate settlement or full collateralization of derivative liabilities if certain credit-risk-related provisions are triggered, such as the Company’s credit rating declining to a level below investment grade by major credit rating agencies. For these counterparties, at June 30, 2011, and December 31, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features for which a net liability position existed was $6 million (net of collateral) and $10 million (net of collateral), respectively, and is included in accrued expenses on the Company’s Consolidated Balance Sheets.

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

June 30, 2011
millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets:
Commodity derivatives
Financial institutions	$3	$453	$—	$(186)	$(9)	$261
Other counterparties	—	136	—	(40)	—	96
Interest-rate and other derivatives	—	2	—	—	—	2

Total derivative assets	$3	$591	$—	$(226)	$(9)	$359

Liabilities:
Commodity derivatives
Financial institutions	$(2)	$(216)	$—	$186	$5	$(27)
Other counterparties	—	(53)	—	40	—	(13)
Interest-rate and other derivatives	—	(320)	—	—	25	(295)

Total derivative liabilities	$(2)	$(589)	$—	$226	$30	$(335)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

December 31, 2010
millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets:
Commodity derivatives
Financial institutions	$3	$557	$—	$(298)	$(15)	$247
Other counterparties	—	241	—	(148)	—	93

Total derivative assets	$3	$798	$—	$(446)	$(15)	$340

Liabilities:
Commodity derivatives
Financial institutions	$(2)	$(333)	$—	$298	$—	$(37)
Other counterparties	—	(154)	—	148	—	(6)
Interest-rate and other derivatives	—	(235)	—	—	15	(220)

Total derivative liabilities	$(2)	$(722)	$—	$446	$15	$(263)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Debt and Interest Expense

Debt   The following presents the Company’s outstanding debt and capital lease obligations. All of the Company’s outstanding debt is senior unsecured.

	June 30, 2011			December 31, 2010
millions	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Long-term notes and debentures	$14,237	$12,504	$14,052	$ 14,237	$12,488	$13,459
WES borrowings	500	494	515	299	299	299

Total borrowings	$14,737	$12,998	$14,567	$ 14,536	$12,787	$13,758
Capital lease obligations	228	228	N/A	226	226	N/A
Less: Current portion of long-term debt	424	425	424	289	291	296

Total long-term debt	$14,541	$12,801	$14,143	$ 14,473	$12,722	$13,462

Debt Activity The following presents the Company’s debt activity during the six months ended June 30, 2011.
millions		Principal	Carrying Value	Description
Balance at December 31, 2010		$14,536	$12,787
Borrowings		560	560	WES credit facility
Repayments(1)		(389)	(389)	WES credit facility and WES term loan
Other, net		—	8	Changes in debt premium or discount

Balance at March 31, 2011		$14,707	$12,966

Issuance		500	494	WES 5.375% Senior Notes due 2021
Repayments(1)		(470)	(470)	WES credit facility
Other, net		—	8	Changes in debt premium or discount

Balance at June 30, 2011		$14,737	$12,998

(1)	Debt repayment activity includes both scheduled repayments and retirements before scheduled maturity.

WES Revolving Credit Facility   During the first quarter of 2011, WES borrowed $310 million under its $450 million senior unsecured revolving credit facility, primarily to fund the Platte Valley acquisition. In March 2011, WES entered into a five-year $800 million senior unsecured revolving credit facility (RCF), which amended and restated the $450 million senior unsecured revolving credit facility, and borrowed $250 million under the RCF to repay a senior unsecured term loan. During the second quarter of 2011, WES repaid the remaining outstanding RCF borrowings with net proceeds from the public offering of $500 million aggregate principal amount of 5.375% Senior Notes due 2021. At June 30, 2011, WES was in compliance with all covenants contained in the RCF, had no outstanding borrowings under the RCF, and had the full $800 million of RCF borrowing capacity available. Borrowings under the RCF bear interest at LIBOR plus an applicable margin ranging from 1.30% to 1.90%, for a rate of 1.89% at June 30, 2011.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Debt and Interest Expense (Continued)

Interest Expense   The following summarizes the amounts included in interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2011	2010	2011	2010
Current debt, long-term debt, and other	$250	$198	$498	$407
Loss on early debt retirements(1)	—	32	—	72
Capitalized interest	(34)	(30)	(62)	(55)

Interest expense	$216	$200	$436	$424

(1)	Loss on early debt retirements in 2010 is the result of repurchasing $1.0 billion aggregate principal amount of debt due 2011 and 2012.

9.  Stockholders’ Equity

The reconciliation between basic and diluted EPS from continuing operations attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2011	2010	2011	2010
Income (loss):
Net income (loss) attributable to common stockholders	$544	$(40)	$760	$676
Less: Distributions on participating securities	1	—	1	1
Less: Undistributed income allocated to participating securities	3	—	4	5

Basic	$540	$(40)	$755	$670

Diluted	$540	$(40)	$755	$670

Shares:
Average number of common shares outstanding—basic	498	495	497	494
Dilutive effect of stock options and performance-based stock awards	2	—	2	2

Average number of common shares outstanding—diluted	500	495	499	496

Excluded (1)	6	13	6	6

Income (loss) per common share:
Basic	$1.09	$(0.08)	$1.52	$1.36
Diluted	$1.08	$(0.08)	$1.51	$1.35

Dividends per common share	$0.09	$0.09	$0.18	$0.18

(1)	Inclusion of the average shares for these awards would have had an anti-dilutive effect.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Commitments

In May 2011, Anadarko entered into two five-year lease agreements for deepwater drilling rigs. The rigs are expected to be delivered in late 2013 and early 2014. The lease obligations total approximately $1.2 billion, with aggregate future annual minimum lease payments of $30 million in 2013, $209 million in 2014, $238 million in 2015, and $715 million for the remaining lease term.

11.  Contingencies

The following discussion of the Company’s contingencies excludes the Deepwater Horizon events discussed in Note 2.

General   The Company is a defendant in a number of lawsuits and is involved in governmental proceedings arising in the ordinary course of business, including, but not limited to, royalty claims, contract claims, and environmental claims. The Company has also been named as a defendant in various personal injury claims, including claims by employees of third-party contractors alleging exposure to asbestos, silica, and benzene while working at refineries previously owned by acquired companies. While the ultimate outcome and impact to the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Litigation   The Company is subject to various claims by its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, post-production costs and expenses, and royalty valuations. The Company and Kerr-McGee Corporation (Kerr-McGee), a subsidiary of Anadarko, were named as defendants in a case styled U.S. of America ex rel. Harrold E. Wright v. AGIP Petroleum Co., et al. filed in September 2000 in the United States District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleged that the Company, including Kerr-McGee, and other industry defendants violated the False Claims Act by knowingly undervaluing natural gas in connection with royalty payments on production from federal and Indian lands. In June 2011, the Company finalized its settlement of this litigation for approximately $19 million that was previously accrued. The settlement has been approved by the United States government and resolves all claims related to this litigation, as well as several related administrative matters, against Anadarko and Kerr-McGee.

In January 2009, Tronox Incorporated (Tronox), a former wholly owned subsidiary of Kerr-McGee, and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko as well as litigation fees and costs. In addition, Tronox seeks to equitably subordinate and/or disallow all claims asserted by Anadarko and Kerr-McGee in the bankruptcy cases. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Bankruptcy Court dismissed, with prejudice, Tronox’s request for punitive damages relating to the fraudulent conveyance claims. The Bankruptcy Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. In May 2010, Anadarko and Kerr-McGee moved to dismiss three breach of fiduciary duty claims in the amended complaint. In May 2011, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the three breach of fiduciary duty claims in the amended complaint. The Bankruptcy Court dismissed two claims against Anadarko for conspiracy and aiding and abetting, and declined to dismiss a breach of fiduciary duty claim against Kerr-McGee. Discovery is ongoing. The Adversary Proceeding is set for trial in April 2012.

The United States government was granted authority to intervene in the Adversary Proceeding, and it has asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act. Anadarko and Kerr-McGee have moved to dismiss the claims of the United States government, but that motion has been stayed by the Bankruptcy Court.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Contingencies (Continued)

In August 2010, the Bankruptcy Court entered a Stipulation and Agreed Order among Tronox, Anadarko, and Kerr-McGee authorizing the rejection of the Master Separation Agreement (together with all annexes, related agreements, and ancillary agreements to it, the MSA). Anadarko and Kerr-McGee filed Proofs of Claim, which included claims for damages arising from the MSA rejection. In January 2011, the Bankruptcy Court entered a Stipulation and Agreed Order approving a settlement of Anadarko and Kerr-McGee’s rejection damage claims against Tronox. The settlement provided Anadarko a general unsecured claim against Tronox. In February 2011, in settlement of its claim, Anadarko received shares of Tronox stock, which were assigned to a financial institution in exchange for $46 million, included as a credit to general and administrative expenses in the Company’s Consolidated Statements of Income for the six months ended June 30, 2011. The Company will continue to monitor the impact that the rejection of the MSA may have on other litigation and other proceedings, including the Adversary Proceeding, and will assess the impact of future events on the Company’s consolidated financial position, results of operations, and cash flows.

In February 2011, in accordance with Chapter 11 of the United States Bankruptcy Code, Tronox emerged from bankruptcy pursuant to an August 2010 Bankruptcy Court approved Plan of Reorganization (Plan). The terms of the Plan, which were confirmed by the Bankruptcy Court in the third-quarter of 2010, contemplate that the claims of the United States government (together with other federal, state, local, or tribal governmental entities having regulatory authority or responsibilities for environmental laws, the Governmental Entities) related to Tronox’s environmental liabilities will be settled through certain environmental response trusts and a litigation trust (Anadarko Litigation Trust). The Plan provides that the Governmental Entities will receive, among other things, 88% of the proceeds from the Adversary Proceeding. Additionally, certain creditors asserting tort claims against Tronox may receive, among other things, 12% of the proceeds from the Adversary Proceeding. Certain documents central to the Plan and the Adversary Proceeding were approved by the Bankruptcy Court in the fourth quarter of 2010 and the first quarter of 2011, including, the Environmental Claims Settlement Agreement, the Tort Claims Trust Agreement, the Environmental Response Trust Agreement, and the Anadarko Litigation Trust Agreement. In accordance with the Plan, the Adversary Proceeding will be prosecuted by representatives of the Anadarko Litigation Trust.

In addition, in July 2009, a consolidated class action complaint was filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005, and January 12, 2009 (Class Period), against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP. The complaint alleges causes of action arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee and other defendants moved to dismiss the consolidated class action complaint and in August 2010 moved to dismiss an amended consolidated class action complaint that had been filed in July 2010. The New York District Court issued the second of two opinions and orders on the motions (Orders). Following the Orders, only the plaintiffs’ Section 20(a) claims under the Exchange Act remain against Anadarko and Kerr-McGee. The plaintiffs’ claims against Anadarko are limited to the period beginning on August 10, 2006, through the end of the Class Period. The discovery process is ongoing.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Contingencies (Continued)

Deepwater Drilling Moratorium and Other Related Matters   In May and July 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE), previously known as the Minerals Management Service, an agency of the Department of the Interior, issued directives requiring lessees and operators of federal oil and gas leases in the Outer Continental Shelf regions of the Gulf of Mexico and Pacific Ocean to cease drilling all new deepwater wells, including wellbore sidetracks and bypasses, through November 30, 2010 (the Moratorium). Anadarko ceased all drilling operations in the Gulf of Mexico in accordance with the Moratorium, which resulted in the suspension of operations of two operated deepwater wells (Lucius and Nansen) and one non-operated deepwater well (Vito). The Moratorium was lifted effective October 12, 2010; however, Anadarko is awaiting BOEMRE approvals for new and revised exploration plans and drilling permits.

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

In June 2010, the Company gave written notice of termination to the drilling contractor of a rig placed in force majeure in May 2010, and filed a lawsuit in the United States District Court for the Southern District of Houston, Texas (Houston, Texas District Court) against the drilling contractor seeking a judicial declaration that the Company’s interpretation of the drilling contract was correct and that the contract terminated on June 19, 2010. The drilling contractor filed an Original Answer in July 2010 denying the Moratorium constituted a force majeure event and asserted that Anadarko had breached the drilling contract. If the Company does not prevail in its claim, the Company could be obligated to pay the rig contract rate from the contract-termination date through March 2011, the end of the original contract term. The disputed rental for the contract period is $116 million; however, any potential damages would be reduced by, among other things, amounts resulting from the drilling contractor’s ability to mitigate damages by leasing the drilling rig to another third party, as well as cost savings realized by the drilling contractor as a result of not operating the drilling rig for the entire original contract period. At June 30, 2011, the Company has not recognized a liability for costs associated with this dispute as management believes payment related to this matter is not probable. The Company intends to vigorously pursue this claim.

In September 2010, the Company gave written notice of termination to another drilling contractor of a rig that had been placed in force majeure, and the Company filed a lawsuit in the Houston, Texas District Court against the drilling contractor seeking a judicial declaration that the Company’s interpretation of the drilling contract was correct and that the contract terminated on September 18, 2010. The drilling contractor filed a Motion to Dismiss and an Original Answer in October 2010. The Houston, Texas District Court, acting on its discretion, converted the Motion to Dismiss into a Motion for Summary Judgment and entered a scheduling order for submission of briefs during February and March 2011. In May 2011, the Company and the drilling contractor mutually agreed to dismiss all claims related to this dispute. The resolution of this dispute did not have an impact on Anadarko’s consolidated financial position, results of operations or cash flows.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Income Taxes

Following is a summary of income tax expense (benefit) and effective tax rates.

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2011	2010	2011	2010
Total income tax expense (benefit)	$440	$49	$706	$566
Effective tax rate	44%	233%	47%	45%

The increase from the 35% statutory rate for the three and six months ended June 30, 2011, is primarily attributable to tax expense associated with the accrual of the Algerian exceptional profits tax (which is non-deductible for Algerian income tax purposes), U.S. tax on foreign income, foreign tax rates in excess of the U.S. statutory rate, valuation allowances on foreign losses, state income taxes, and items resulting from business combinations. The increase from the 35% statutory rate for the three and six months ended June 30, 2011, is partially reduced by U.S. income tax benefits associated with foreign losses and the restructuring of foreign operations, and other items.

The increase from the 35% statutory rate for the three and six months ended June 30, 2010, is primarily attributable to tax expense associated with the accrual of the Algerian exceptional profits tax, U.S. tax on foreign income, foreign tax rates in excess of the U.S. statutory rate, valuation allowances on foreign losses, and unfavorable resolution of tax contingencies. The increase from the 35% statutory rate for the three and six months ended June 30, 2010, is partially reduced by U.S. income tax benefits associated with foreign losses, the federal manufacturing deduction, and other items.

13.  Supplemental Cash Flow Information

The following presents cash paid for interest (net of amounts capitalized) and income taxes, as well as non-cash investing transactions.

	Six Months Ended June 30,
millions	2011	2010
Cash paid:
Interest	$415	$343
Income taxes	$82	$153
Non-cash investing activities:
Fair value of properties and equipment received in non-cash exchange transactions	$4	$18
Gain related to the fair-value remeasurement of Anadarko’s pre-acquisition 7% equity interest in the Wattenberg Plant	$21	$—

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Segment Information

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

To assess the performance of Anadarko’s operating segments, the CODM analyzes income (loss) before income taxes, interest expense, exploration expense, depreciation, depletion, and amortization (DD&A), impairments, and unrealized (gains) losses on derivative instruments, net, less net income attributable to noncontrolling interests (Adjusted EBITDAX). The Company’s definition of Adjusted EBITDAX excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Anadarko’s definition of Adjusted EBITDAX also excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Finally, unrealized (gains) losses on derivative instruments, net are excluded from Adjusted EBITDAX because unrealized (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

Adjusted EBITDAX may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) attributable to common stockholders and other performance measures, such as operating income or cash flows from operating activities. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2011	2010	2011	2010
Income (loss) before income taxes	$1,002	$21	$1,505	$1,266
Exploration expense	236	198	415	353
DD&A	985	902	1,970	1,883
Impairments	102	115	104	127
Interest expense	216	200	436	424
Unrealized (gains) losses on derivative instruments, net(1)	(178)	305	75	(240)
Less: Net income attributable to noncontrolling interests	18	12	39	24

Consolidated Adjusted EBITDAX	$2,345	$1,729	$4,466	$3,789

(1)

In the fourth quarter of 2010, the Company revised the definition of Adjusted EBITDAX to exclude the impact of unrealized (gains) losses on derivative instruments, net. The prior periods have been adjusted to reflect this change.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Segment Information (Continued)

The following presents selected financial information for Anadarko’s reporting segments. Information presented below as “Other and Intersegment Eliminations” includes results from hard-minerals non-operated joint ventures and royalty arrangements, and corporate, financing, and certain hedging activities.

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended June 30, 2011:
Sales revenues	$2,071	$98	$1,565	$—	$3,734
Intersegment revenues	1,330	223	(1,448)	(105)	—
Gains (losses) on divestitures and other, net	(114)	20	—	36	(58)

Total revenues and other	3,287	341	117	(69)	3,676

Operating costs and expenses(1)	930	199	135	88	1,352
Realized (gains) losses on derivatives, net	—	—	—	(25)	(25)
Other (income) expense, net	—	—	—	(18)	(18)
Net income attributable to noncontrolling interests	—	18	—	—	18

Total expenses and other	930	217	135	45	1,327

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(4)	—	(4)

Adjusted EBITDAX	$2,357	$124	$(22)	$(114)	$2,345

Three Months Ended June 30, 2010:
Sales revenues	$1,252	$45	$1,266	$—	$2,563
Intersegment revenues	1,058	208	(1,165)	(101)	—
Gains (losses) on divestitures and other, net	1	—	—	40	41

Total revenues and other	2,311	253	101	(61)	2,604

Operating costs and expenses(1)	713	162	113	24	1,012
Realized (gains) losses on derivatives, net	—	—	—	(161)	(161)
Other (income) expense, net	—	—	—	14	14
Net income attributable to noncontrolling interests	—	12	—	—	12

Total expenses and other	713	174	113	(123)	877

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	2	—	2

Adjusted EBITDAX	$1,598	$79	$(10)	$62	$1,729

(1)

Operating costs and expenses exclude exploration expense, DD&A, and impairments since these expenses are excluded from Adjusted EBITDAX. For the three months ended June 30, 2010, $17 million has been reclassified from the oil and gas exploration and production segment to the midstream segment to properly reflect the previously reported amounts.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Six Months Ended June 30, 2011:
Sales revenues	$3,867	$162	$2,929	$—	$6,958
Intersegment revenues	2,455	433	(2,680)	(208)	—
Gains (losses) on divestitures and other, net	(114)	20	—	65	(29)

Total revenues and other	6,208	615	249	(143)	6,929

Operating costs and expenses(1)	1,797	365	271	110	2,543
Realized (gains) losses on derivatives, net	—	—	—	(82)	(82)
Other (income) expense, net	—	—	—	(42)	(42)
Net income attributable to noncontrolling interests	—	39	—	—	39

Total expenses and other	1,797	404	271	(14)	2,458

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(5)	—	(5)

Adjusted EBITDAX	$4,411	$211	$(27)	$(129)	$4,466

Six Months Ended June 30, 2010:
Sales revenues	$2,799	$100	$2,794	$—	$5,693
Intersegment revenues	2,309	432	(2,542)	(199)	—
Gains (losses) on divestitures and other, net	(12)	—	—	62	50

Total revenues and other	5,096	532	252	(137)	5,743

Operating costs and expenses(1)	1,446	349	233	56	2,084
Realized (gains) losses on derivatives, net	—	—	—	(182)	(182)
Other (income) expense, net	—	—	—	23	23
Net income attributable to noncontrolling interests	—	24	—	—	24

Total expenses and other	1,446	373	233	(103)	1,949

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(5)	—	(5)

Adjusted EBITDAX	$3,650	$159	$14	$(34)	$3,789

(1)

Operating costs and expenses exclude exploration expense, DD&A, and impairments since these expenses are excluded from Adjusted EBITDAX. For the six months ended June 30, 2010, $32 million has been reclassified from the oil and gas exploration and production segment to the midstream segment to properly reflect the previously reported amounts.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.  Pension Plans and Other Postretirement Benefits

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

During the six months ended June 30, 2011, the Company made contributions of $267 million to its funded pension plans, $2 million to its unfunded pension plans, and $8 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2011, the Company expects to contribute approximately $5 million to its funded pension plans, approximately $27 million to its unfunded pension plans, and approximately $10 million to its unfunded other postretirement benefit plans.

The following sets forth the Company’s pension and other postretirement benefit costs.

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
millions	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$19	$18	$2	$2
Interest cost	22	21	4	4
Expected return on plan assets	(22)	(20)	—	—
Amortization of net actuarial loss (gain)	21	17	—	—
Amortization of net prior service cost (credit)	—	—	—	(1)

Net periodic benefit cost	$40	$36	$6	$5

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
millions	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$39	$35	$4	$4
Interest cost	43	42	8	8
Expected return on plan assets	(43)	(41)	—	—
Amortization of net actuarial loss (gain)	42	34	—	(1)
Amortization of net prior service cost (credit)	1	1	—	(1)

Net periodic benefit cost	$82	$71	$12	$10

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

—	the Company’s assumptions about the energy market;

—	production levels;

—	reserve levels;

—	operating results;

—	competitive conditions;

—	technology;

—	the availability of capital resources, capital expenditures, and other contractual obligations;

—	the supply and demand for, the price of, and the commercializing and transporting of natural gas, oil, natural gas liquids (NGLs), and other products or services;

—	volatility in the commodity-futures market;

—	the weather;

—	inflation;

—	the availability of goods and services;

—	drilling risks;

—	future processing volumes and pipeline throughput;

—	general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business;

—

legislative or regulatory changes, including retroactive royalty or production tax regimes; hydraulic-fracturing regulation; deepwater drilling and permitting regulations; derivatives reform; changes in state, federal, and foreign income taxes; environmental regulation; environmental risks; and liability under federal, state, foreign, and local environmental laws and regulations;

—	the outcome of events in the Gulf of Mexico related to the Deepwater Horizon events;

—	the success of BP Exploration & Production Inc.’s (BP) cleanup efforts related to the Deepwater Horizon events;

—

current and potential legal proceedings, and environmental or other obligations arising from the Deepwater Horizon events, the Oil Pollution Act of 1990 (OPA) and other regulatory obligations, and the operating agreement (OA) for the Macondo well;

—	the legislative and regulatory changes that may impact the Company’s Gulf of Mexico and international offshore operations resulting from the Deepwater Horizon events;

—	the Company’s ability to resume drilling operations in the Gulf of Mexico;

—	current and potential legal proceedings, environmental or other obligations related to or arising from Tronox Incorporated (Tronox);

—	civil or political unrest in a region or country;

—	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties;

—	the securities, capital, or credit markets;

—	the Company’s ability to repay its debt;

—	the impact of downgrades to the Company’s credit rating, including the ability of the Company to access capital and remain liquid;

—	international crude cargo shipping activities;

—	physical and electronic cyber security;

—	the general economic, supply and demand, technological, political, and commercial conditions associated with long-term development and production projects in domestic and international locations;

—	the outcome of any proceedings related to the Algerian exceptional profits tax; and

—

other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s 2010 Annual Report on Form 10-K, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management.

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

Operating Highlights

Significant operating highlights during the second quarter of 2011 include the following:

Overall

—	The Company achieved liquid sales volumes of 297 thousand barrels of oil equivalent per day (MBOE/d), representing a 13% increase over the second quarter of 2010.

United States Onshore

—	The Company’s Rocky Mountains Region (Rockies) achieved second-quarter sales volumes of 299 MBOE/d, representing an 8% increase over the second quarter of 2010.

—

The Company’s Southern and Appalachia Region achieved second-quarter sales volumes of 140 MBOE/d, representing a 12% increase over the second quarter of 2010 primarily due to increased drilling in the Maverick basin and Marcellus shale.

—

The Company increased its ownership interest in a natural-gas processing plant (Wattenberg Plant), located in northeast Colorado, by acquiring an additional 93% interest for $576 million. The Company operates and now owns a 100% interest in the Wattenberg Plant.

Gulf of Mexico

—	The Company’s Gulf of Mexico second-quarter sales volumes were 140 MBOE/d, representing a 14% decrease from the second quarter of 2010.

—	The Company successfully tested three wells at the Caesar/Tonga project that demonstrated flow rates of approximately 15 MBOE/d.

—	The Company surpassed 900 billion cubic feet (Bcf) of cumulative production at Independence Hub, which began producing in 2007.

International

—	The Company’s International second-quarter sales volumes were 91 MBOE/d, representing a 35% increase from the second quarter of 2010 primarily due to the start of liftings in Ghana in 2011.

—	The Tweneboa-4 appraisal well (18% working interest) in the Deepwater Tano License offshore Ghana encountered gas condensate in good quality sandstone reservoirs.

Financial Highlights

Significant financial highlights during the second quarter of 2011 include the following:

—	The Company’s net income attributable to common stockholders for the second quarter of 2011 totaled $544 million.

—	The Company generated $1.8 billion of cash flows from operations and ended the quarter with $3.4 billion of cash on hand.

—

Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, completed a public offering of $500 million of 5.375% Senior Notes due 2021. Net proceeds from the offering were primarily used to repay $470 million of outstanding borrowings under WES’s five-year, $800 million senior unsecured revolving credit facility (RCF).

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

Deepwater Drilling Moratorium and Other Related Matters

Anadarko ceased all drilling operations in the Gulf of Mexico in accordance with the deepwater drilling moratorium (the Moratorium), which resulted in the suspension of operations of two operated deepwater wells (Lucius and Nansen) and one non-operated deepwater well (Vito). The Moratorium was lifted effective October 12, 2010, and the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) is continuing to review plans for new drilling and several applications for drilling permits submitted by Anadarko. The Company is currently positioned to resume exploration and development drilling operations in the Gulf of Mexico, pending approvals of drilling permits and exploration and oil spill-response plans. See Note 11—Contingencies—Deepwater Drilling Moratorium and Other Related Matters in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information on the Moratorium.

The following discussion pertains to Anadarko’s financial condition, results of operations, and changes in financial condition. Any increases or decreases “for the three months ended June 30, 2011,” refer to the comparison of the three months ended June 30, 2011, to the three months ended June 30, 2010, and any increases or decreases “for the six months ended June 30, 2011,” refer to the comparison of the six months ended June 30, 2011, to the six months ended June 30, 2010. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

Selected Data

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2011	2010	2011	2010
Financial Results
Revenues and other	$3,676	$2,604	$6,929	$5,743
Costs and expenses	2,675	2,227	5,032	4,447
Other (income) expense	(1)	356	392	30
Income tax expense (benefit)	440	49	706	566
Net income (loss) attributable to common stockholders	$544	$(40)	$760	$676
Net income (loss) per common share attributable to common stockholders—diluted	$1.08	$(0.08)	$1.51	$1.35
Average number of common shares outstanding—diluted	500	495	499	496

Operating Results
Adjusted EBITDAX(1)	$2,345	$1,729	$4,466	$3,789
Sales volumes (MMBOE)	62	59	124	121

MMBOE—millions of barrels of oil equivalent

(1)

See Operating Results—Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income (loss) before income taxes, which is presented in accordance with GAAP.

FINANCIAL RESULTS

Net Income (Loss) Attributable to Common Stockholders   For the second quarter of 2011, Anadarko’s net income attributable to common stockholders totaled $544 million, or $1.08 per share (diluted), compared to a net loss attributable to common stockholders of $40 million, or $0.08 per share (diluted) for the second quarter of 2010. For the six months ended June 30, 2011, Anadarko’s net income attributable to common stockholders totaled $760 million, or $1.51 per share (diluted), compared to net income attributable to common stockholders of $676 million, or $1.35 per share (diluted) for the same period of 2010.

Sales Revenues and Volumes

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
Sales Revenues
Natural-gas sales	$870	8%	$802	$1,724	(8)%	$1,883
Oil and condensate sales	2,236	67	1,338	4,043	42	2,840
Natural-gas liquids sales	370	57	235	703	38	509

Total	$3,476	46	$2,375	$6,470	24	$5,232

Anadarko’s sales revenues for the three months ended June 30, 2011, increased primarily due to higher commodity prices and increased liquids sales volumes. Anadarko’s sales revenues for the six months ended June 30, 2011, increased primarily due to higher prices for crude oil and NGLs, as well as increased liquids sales volumes. Lower average natural-gas prices for the six months ended June 30, 2011, partially offset these increased sales revenues.

	Three Months Ended June 30,
millions	Natural Gas	Oil and Condensate	NGLs	Total
2010 sales revenues	$802	$1,338	$235	$2,375
Changes associated with sales volumes	1	190	22	213
Changes associated with prices	67	708	113	888

2011 sales revenues	$870	$2,236	$370	$3,476

	Six Months Ended June 30,
	Natural Gas	Oil and Condensate	NGLs	Total
2010 sales revenues	$1,883	$2,840	$509	$5,232
Changes associated with sales volumes	8	126	64	198
Changes associated with prices	(167)	1,077	130	1,040

2011 sales revenues	$1,724	$4,043	$703	$6,470

	Three Months Ended June 30,			Six Months Ended June 30,
Sales Volumes	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	54	2%	53	109	1%	107
International	8	35	6	15	14	14

Total	62	5	59	124	3	121

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	594	2	583	602	1	592
International	91	35	68	86	14	76

Total	685	5	651	688	3	668

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Other (Income) Expense—(Gains) Losses on Commodity Derivatives, net. Production of natural gas, crude oil, and NGLs is usually not affected by seasonal changes in demand.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
United States
Sales volumes—Bcf	212	— %	212	429	— %	427
MMcf/d	2,326	—	2,324	2,369	—	2,358
Price per Mcf	$4.11	8	$3.79	$4.02	(9)	$4.41
Natural-gas sales revenues (millions)	$870	8	$802	$1,724	(8)	$1,883

Bcf—billion cubic feet

MMcf/d—million cubic feet per day

The Company’s natural-gas sales volumes increased 2 and 11 MMcf/d for the three and six months ended June 30, 2011, respectively, primarily due to increased production in the Rockies of 62 MMcf/d and 63 MMcf/d, respectively, resulting from increased drilling at Greater Natural Buttes, as well as increased production in the Southern and Appalachia Region of 46 MMcf/d and 41 MMcf/d, respectively, associated with increased drilling at the Marcellus shale and Maverick basin. The increase for the three months ended June 30, 2011, was offset by lower sales volumes in the Gulf of Mexico of 106 MMcf/d, primarily due to 2010 natural-gas inventory sales and natural production declines. The increase for the six months ended June 30, 2011, was also partially offset by lower sales volumes in the Gulf of Mexico of 92 MMcf/d, primarily due to 2009 price-related royalty relief that increased 2010 natural-gas sales volumes, and natural production declines.

The average natural-gas price Anadarko received increased for the three months ended June 30, 2011, primarily due to increased demand and lower year-over-year inventory levels. The average natural-gas price Anadarko received decreased for the six months ended June 30, 2011, primarily due to weaker demand at the beginning of 2011 relative to 2010.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
United States
Sales volumes—MMBbls	12	3%	12	24	— %	24
MBbls/d	134	3	130	133	—	133
Price per barrel	$104.68	42	$73.89	$98.23	32	$74.45

International
Sales volumes—MMBbls	8	35%	6	15	14%	14
MBbls/d	91	35	68	86	14	76
Price per barrel	$115.33	52	$75.66	$107.91	43	$75.59

Total
Sales volumes—MMBbls	20	14%	18	39	4%	38
MBbls/d	225	14	198	219	4	209
Total price per barrel	$108.99	46	$74.49	$102.04	36	$74.86
Oil and condensate sales revenues (millions)	$2,236	67	$1,338	$4,043	42	$2,840

MMBbls—million barrels

MBbls/d—thousand barrels per day

Anadarko’s crude-oil and condensate sales volumes increased 27 MBbls/d for the three months ended June 30, 2011, primarily due to higher sales volumes of 23 MBbls/d in International, 7 MBbls/d in the Rockies and 6 MBbls/d in the Southern and Appalachia Region, partially offset by a decline of 8 MBbls/d in the Gulf of Mexico. International crude-oil and condensate sales volumes increased with the start of liftings in Ghana in 2011 and as a result of timing of cargo liftings in Algeria. Sales volumes increased in the Rockies at Wattenberg and in the Southern and Appalachia Region at the Maverick basin and Bone Spring as a result of increased drilling in liquids-rich areas. Sales volumes decreased in the Gulf of Mexico at Blind Faith and Garden Banks from natural production declines. For the six months ended June 30, 2011, crude-oil and condensate sales volumes increased 10 MBbls/d due to higher sales volumes of 8 MBbls/d in the Southern and Appalachia Region, primarily in the Maverick basin and Bone Spring and 4 MBbls/d in the Rockies at Wattenberg. Also, International crude-oil and condensate sales volumes increased 10 MBbls/d with the start of liftings in Ghana in 2011, partially offset by lower sales volumes in Algeria due to the timing of cargo liftings. These increases were partially offset by lower sales volumes of 11 MBbls/d in the Gulf of Mexico at Blind Faith from natural production declines and downtime for repairs at the Constitution spar.

Anadarko’s average crude-oil price increased for the three and six months ended June 30, 2011, as a result of increased global demand, as well as supply disruptions and unrest in the Middle East and North Africa. The crude-oil price realized by the Company was enhanced by the widening differential between West Texas Intermediate and Brent crude, as more than 70% of Anadarko’s crude-oil sales volumes are sold based on prices that are either directly indexed or highly correlated to Brent crude.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
United States
Sales volumes—MMBbls	6	9%	6	13	13%	12
MBbls/d	72	9	66	74	13	66
Price per barrel	$56.21	44	$39.05	$52.47	23	$42.80
Natural-gas liquids sales revenues (millions)	$370	57	$235	$703	38	$509

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes for the three and six months ended June 30, 2011, increased 6 MBbls/d and 8 MBbls/d, respectively. These increases were the result of the Company’s increased focus on liquids-rich areas and increased drilling at Wattenberg in the Rockies and at the Maverick basin in the Southern and Appalachia Region.

The average NGLs price increased for the three and six months ended June 30, 2011, primarily due to higher crude-oil prices and sustained global petrochemical demand.

Gathering, Processing, and Marketing Margin

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
Gathering, processing, and marketing sales	$258	37%	$188	$488	6%	$ 461
Gathering, processing, and marketing expenses	205	38	149	376	13	332

Margin	$53	36	$39	$112	(13)	$ 129

For the three months ended June 30, 2011, the gathering, processing, and marketing margin increased $14 million primarily due to increased natural-gas processing margins resulting from higher NGLs prices and additional margin attributable to newly acquired midstream assets, the Wattenberg Plant and the Platte Valley plant and related gathering systems, both located in northeast Colorado. These increases were partially offset by higher transportation expense due to new transportation agreements effective in January 2011. For the six months ended June 30, 2011, the gathering, processing, and marketing margin decreased $17 million primarily due to lower margins associated with natural-gas sales from inventory and an increase in transportation expense due to new transportation agreements effective January 2011. These decreases were partially offset by increased natural-gas processing margins due to higher NGLs prices, lower prices for natural-gas purchases, and favorable impacts attributable to 2011 asset acquisitions.

Gains (Losses) on Divestitures and Other, net

Gains (losses) on divestitures and other, net for the three and six months ended June 30, 2011, includes a $76 million loss related to the termination of natural-gas processing contracts between the Company and the previous owner of the Wattenberg Plant. The loss represents the aggregate amount by which the contracts were unfavorable as compared to current market transactions for the same or similar services. This loss was partially offset by the recognition of a $21 million gain from the acquisition-date fair-value remeasurement of the Company’s pre-acquisition 7% equity interest in the Wattenberg Plant.

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2011	vs. 2010	2010	2011	vs. 2010	2010
Oil and gas operating	$236	20%	$196	$468	22%	$383
Oil and gas transportation and other	207	6	196	416	7	387
Exploration	236	19	198	415	18	353

For the three and six months ended June 30, 2011, oil and gas operating expenses increased by $40 million and $85 million, respectively. The increases for the three and six months ended June 30, 2011, were primarily due to higher workover costs of $20 million and $29 million, respectively, primarily in the Gulf of Mexico and costs associated with first liftings offshore Ghana of $13 million and $27 million, respectively.

For the three and six months ended June 30, 2011, oil and gas transportation and other expenses increased by $11 million and $29 million, respectively, primarily in the Rockies due to increased production volumes, and processing fees that are indexed to NGLs prices. For the three months ended June 30, 2011, oil and gas transportation and other expenses also increased in the Gulf of Mexico due to increased NGLs volumes, and processing fees that are indexed to NGLs prices. In addition, these costs increased for the six months ended June 30, 2011, in the Southern and Appalachia Region primarily due to increased production in the Maverick basin.

For the three and six months ended June 30, 2011, exploration expense increased by $38 million and $62 million, respectively, due to higher geological and geophysical expense of $27 million and $72 million, respectively, primarily associated with increased seismic purchases in the Gulf of Mexico, Rockies, East Africa, and Indonesia, as well as higher dry hole expense of $25 million and $16 million for the three and six months ended June 30, 2011, primarily in West Africa. These increases were partially offset by lower impairments of unproved properties of $19 million and $33 million, respectively, primarily in the Southern and Appalachia Region.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2011	vs. 2010	2010	2011	vs. 2010	2010
General and administrative	$291	43%	$203	$526	27%	$413
Depreciation, depletion, and amortization	985	9	902	1,970	5	1,883
Other taxes	413	54	268	757	33	569
Impairments	102	(11)	115	104	(18)	127

For the three months ended June 30, 2011, general and administrative (G&A) expense increased by $88 million primarily due to higher employee-related costs of $43 million resulting from changes in pension discount rates and increases in year-over-year salaries, increased performance share fair value, and higher employee headcount; higher consulting fees of $16 million related to the Maverick basin joint venture; increased legal fees of $16 million primarily related to the Deepwater Horizon events; increased aviation expense of $9 million associated with costs to terminate an aircraft lease; and increased insurance premiums of $8 million primarily related to higher industry-specific rates as a result of the Deepwater Horizon events. For the six months ended June 30, 2011, G&A expense increased by $113 million primarily due to higher employee-related costs of $61 million, as discussed above; higher legal, consulting, and other expenses of $49 million related to Tronox, Deepwater Horizon events, Maverick basin joint-venture, and other legal matters; increased insurance costs of $18 million and increased aviation expense of $10 million, as discussed above. These increased costs are partially offset by a gain of $46 million from a settlement in the first quarter of 2011 related to Tronox’s rejection of the Master Separation Agreement (MSA) discussed in Note 11—Contingencies—Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

For the three and six months ended June 30, 2011, depreciation, depletion, and amortization (DD&A) expense increased by $83 million and $87 million, respectively, primarily due to $58 million and $42 million, respectively, attributable to higher production volumes and $17 million and $39 million, respectively, attributable to higher DD&A rates caused by higher accumulated costs associated with capital expenditures.

For the three months ended June 30, 2011, other taxes increased by $145 million primarily due to higher crude-oil prices, resulting in increased Algerian exceptional profits tax of $69 million, U.S. production and severance taxes of $39 million, and increased Chinese windfall profits tax of $21 million, as well as higher ad valorem taxes of $18 million due to higher assessed property values. For the six months ended June 30, 2011, other taxes increased by $188 million primarily due to higher crude-oil prices, resulting in increased Algerian exceptional profits tax of $67 million, U.S. production and severance taxes of $64 million, and increased Chinese windfall profits tax of $36 million, as well as higher ad valorem taxes of $25 million due to higher assessed property values.

The arbitration hearing related to Anadarko’s dispute regarding the imposition of the Algerian exceptional profits tax was held in June 2011. Any decision issued by the arbitration panel is binding on the parties. At this time, the Company cannot reasonably determine with any certainty the timing of a decision by the arbitration panel. Additional information regarding the Algerian exceptional profits tax is included in the Company’s 2010 Annual Report on Form 10-K.

Impairment expense for the three and six months ended June 30, 2011, was $102 million and $104 million, respectively, including $100 million recognized in the second quarter of 2011 related to United States onshore oil and gas exploration and production operating segment properties, based on the change in projected cash flows due to the Company’s intent to divest of the properties. The Company expects that the properties will be classified as held for sale during the third quarter of 2011. These assets were impaired to fair value, estimated using Level 3 fair-value inputs. Impairment expense for the three and six months ended June 30, 2010, was $115 million and $127 million, respectively, including $114 million recognized in the second quarter of 2010 related to a production platform included in the oil and gas exploration and production operating segment that remains idle with no identifiable plans for use, and for which a limited market currently exists. The platform was impaired to fair value, estimated using Level 3 fair-value inputs. Impairments for the six months ended June 30, 2010, also included $8 million of marketing operating segment intangible assets. The marketing operating segment impairments related to transportation contracts and were caused by lower margins between certain locations.

Other (Income) Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2011	vs. 2010	2010	2011	vs. 2010	2010
Interest Expense
Current debt, long-term debt, and other	$250	26%	$198	$498	22%	$407
(Gain) loss on early debt retirements	—	(100)	32	—	(100)	72
Capitalized interest	(34)	(13)	(30)	(62)	(13)	(55)

Interest expense	$216	8	$200	$436	3	$424

For the three months ended June 30, 2011, interest expense increased by $16 million due to $23 million related to increases in the Company’s average outstanding debt balance and weighted-average interest rate on outstanding debt of approximately $600 million and 40 basis points, respectively, $9 million of interest related to the Company’s capital lease obligations incurred in 2011, $9 million attributable to increased amortization of prepaid debt-issuance and credit-facility origination costs, as well as $7 million related to increased letter of credit and credit-facility commitment fees. Partially offsetting these increases was a 2010 loss on early debt retirement of $32 million and increased capitalized interest in 2011 due to higher construction-in-progress balances related to long-term capital projects. For the six months ended June 30, 2011, interest expense increased by $12 million primarily due to $36 million related to increases in average outstanding debt balance and weighted-average interest rate on outstanding debt of approximately $300 million and 40 basis points, respectively, $18 million related to increased letter of credit and credit-facility commitment fees, $18 million attributable to increased amortization of prepaid debt-issuance and credit-facility origination costs, and $17 million of interest on capital lease obligations incurred in 2011. Partially offsetting these increases were a 2010 loss on early debt retirement of $72 million and increased capitalized interest in 2011 of $7 million due to higher construction-in-progress balances related to long-term capital projects. For additional information regarding the Company’s financing activities, see Liquidity and Capital Resources.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2011	vs. 2010	2010	2011	vs. 2010	2010
(Gains) Losses on Commodity Derivatives, net
Realized (gains) losses
Natural gas	$(71)	(56) %	$(163)	$(143)	(21) %	$(182)
Oil and condensate	44	NM	2	59	(100)	—

Total realized (gains) losses	(27)	(83)	(161)	(84)	(54)	(182)

Unrealized (gains) losses
Natural gas	14	92	166	61	(115)	(400)
Oil and condensate	(330)	23	(269)	(64)	(76)	(270)

Total unrealized (gains) losses	(316)	NM	(103)	(3)	(100)	(670)

Total (gain) loss on commodity derivatives, net	$(343)	30	$(264)	$(87)	(90)	$(852)

NM—percentage change does not provide

meaningful information

The Company enters into commodity derivatives to manage the risk of a decrease in the market prices for its anticipated sales of production. The change in (gains) losses on commodity derivatives, net includes the impact of derivatives entered into or settled and price changes related to open positions at June 30 of each year. For additional information on (gains) losses on commodity derivatives, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2011	vs. 2010	2010	2011	vs. 2010	2010
(Gains) Losses on Other Derivatives, net
Realized (gains) losses—interest-rate derivatives and other	$2	(100) %	$—	$2	(100) %	$—
Unrealized (gains) losses—interest-rate derivatives and other	142	65	406	83	81	435

Total (gain) loss on other derivatives, net	$144	65	$406	$85	80	$435

Anadarko enters into interest-rate swaps to fix or float interest rates on existing or anticipated indebtedness to manage interest-rate risk. In 2008 and 2009, Anadarko entered into interest-rate swap contracts as a fixed-rate payer to mitigate the cost of potential 2011 and 2012 debt issuances. The fair value of these swap portfolios increases (decreases) when ten- and thirty-year U.S. Treasury yields increase (decrease). If not settled earlier or modified, interest rate derivatives with a notional principal amount of $2.0 billion will settle in October 2011. For additional information, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
Other (Income) Expense, net
Interest income	$ (8)	NM	$ (2)	$ (12)	71%	$ (7)
Other	(10)	163%	16	(30)	NM	30

Total other (income) expense, net	$ (18)	NM	$ 14	$ (42)	NM	$ 23

For the three and six months ended June 30, 2011, total other income increased by $32 and $65 million, respectively. These increases were primarily related to exchange-rate changes applicable to foreign currency purchased in anticipation of funding future expenditures on major development projects and cash held in escrow pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2011	2010	2011	2010
Income tax expense (benefit)	$440	$49	$706	$566
Effective tax rate	44%	233%	47%	45%

The increase from the 35% statutory rate for the three and six months ended June 30, 2011, is primarily attributable to the following:

—	tax expense associated with the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes;

—	U.S. tax on foreign income;

—	foreign tax rates in excess of the U.S. statutory rate and valuation allowances on foreign losses;

—	state income taxes; and

—	items resulting from business combinations.

The increase from the 35% statutory rate for the three and six months ended June 30, 2011, is partially reduced by U.S. income tax benefits associated with foreign losses and the restructuring of foreign operations, and other items.

The increase from the 35% statutory rate for the three and six months ended June 30, 2010, is primarily attributable to the following:

—	tax expense associated with the accrual of the Algerian exceptional profits tax;

—	U.S. tax on foreign income;

—	foreign tax rates in excess of the U.S. statutory rate and valuation allowances on foreign losses; and

—	unfavorable resolution of tax contingencies.

The increase from the 35% statutory rate for the three and six months ended June 30, 2010, is partially reduced by the following:

—	U.S. tax benefits associated with foreign losses; and

—	the federal manufacturing deduction and other items.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2011, the Company’s net income attributable to noncontrolling interests of $18 million and $39 million, respectively, primarily related to a 53.7% public ownership interest in WES. For the three and six months ended June 30, 2010, the Company’s net income attributable to noncontrolling interests of $12 million and $24 million, respectively, primarily related to a 46.5% public ownership in WES. See Note 6—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Adjusted EBITDAX

	Three Months Ended June 30,			Six Months Ended June 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2011	vs. 2010	2010	2011	vs. 2010	2010
Income (loss) before income taxes	$ 1,002	NM	$21	$1,505	19%	$1,266
Exploration expense	236	19%	198	415	18	353
DD&A	985	9	902	1,970	5	1,883
Impairments	102	(11)	115	104	(18)	127
Interest expense	216	8	200	436	3	424
Unrealized (gains) losses on derivative instruments, net(1)	(178)	(158)	305	75	131	(240)
Less: Net income attributable to noncontrolling interests	18	50	12	39	63	24

Consolidated Adjusted EBITDAX	$ 2,345	36	$1,729	$4,466	18	$3,789

Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$ 2,357	47%	$1,598	$4,411	21%	$3,650
Midstream	124	57	79	211	33	159
Marketing	(22)	(120)	(10)	(27)	NM	14
Other and intersegment eliminations	(114)	NM	62	(129)	NM	(34)

(1)

In the fourth quarter of 2010, the Company revised the definition of Adjusted EBITDAX to exclude the impact of unrealized (gains) losses on derivative instruments, net. The prior periods have been adjusted to reflect this change.

Oil and Gas Exploration and Production   Adjusted EBITDAX for the three and six months ended June 30, 2011, increased primarily due to the impact of higher commodity prices and higher sales volumes. These increases were partially offset by a $76 million loss related to the termination of natural-gas processing contracts between the Company and the previous owner of the Wattenberg Plant. The loss represents the aggregate amount by which the contracts were unfavorable compared to current market transactions for the same or similar services.

Midstream   The increase in Adjusted EBITDAX for the three months ended June 30, 2011, resulted from increased margins due to an increase in NGLs prices and favorable impacts from the 2011 asset acquisitions. The increase in Adjusted EBITDAX for the six months ended June 30, 2011, resulted from increased margins due to higher NGLs prices, lower prices for natural-gas purchases, and increases related to the 2011 asset acquisitions. Also contributing to the increase in Adjusted EBITDAX for the three and six months ended June 30, 2011, was the recognition of a $21 million gain from the acquisition-date fair-value remeasurement of the Company’s pre-acquisition 7% equity interest in the Wattenberg Plant.

Marketing   Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. Adjusted EBITDAX for the three months ended June 30, 2011, decreased primarily due to an increase in transportation expense due to new transportation agreements effective January 2011, partially offset by higher margins associated with NGLs. Adjusted EBITDAX for the six months ended June 30, 2011, decreased primarily due to lower margins associated with natural-gas sales from inventory and an increase in transportation expense as discussed above.

Other and Intersegment Eliminations   Other and intersegment eliminations consist primarily of corporate costs, realized gains and losses on derivatives, and income from hard minerals investments and royalties. The decrease in Adjusted EBITDAX for the three and six months ended June 30, 2011, was primarily due to lower realized gains on commodity derivatives in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Overview    Anadarko generates cash needed to fund capital expenditures, debt-service obligations, and dividend payments primarily from operating activities, and enters into debt and equity transactions to maintain the desired capital structure and finance acquisition opportunities. Liquidity may also be enhanced through asset divestitures and joint ventures that reduce future capital expenditures.

Consistent with this approach, during the six months ended June 30, 2011, cash flows from operating activities were the primary source of capital investment funding. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with expected cash flows and its projected debt-repayment schedule, and evaluates available funding alternatives in light of both current and expected conditions.

At June 30, 2011, Anadarko’s remaining 2011 and scheduled 2012 debt maturities, excluding capital lease obligations, were $285 million and $170 million, respectively, for a total of $455 million. In addition, the Zero-Coupon Senior Notes (Zero Coupons) could be put to the Company in 2012 at an accreted value of $682 million. The Company has a variety of funding sources available to meet its obligations, including cash on hand of $3.4 billion at June 30, 2011, an asset portfolio that provides ongoing cash-flow-generating capacity, and opportunities for liquidity enhancement through divestitures and joint-venture arrangements. In addition, the Company’s five-year, $5.0 billion senior secured revolving credit facility (the $5.0 billion Facility) remains undrawn at June 30, 2011, providing available capacity of $4.6 billion ($5.0 billion undrawn capacity less $361 million of outstanding letters of credit supported by the $5.0 billion Facility). Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund current operations and, based on information currently available, any potential future obligations related to the Deepwater Horizon events. Anadarko is currently unable to predict the ultimate impact of the Deepwater Horizon events on the Company’s liquidity and financial condition. See Note 2—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Revolving Credit Facility    The Company has not borrowed under the $5.0 billion Facility as of June 30, 2011, and had $4.6 billion of borrowing capacity available after taking into account outstanding letters of credit supported by the facility. Borrowings under the $5.0 billion Facility would bear interest, at the Company’s election, at (i) LIBOR plus a margin ranging from 2.75% to 3.75%, based on the Company’s credit rating, or (ii) the greatest of (a) the JPMorgan Chase Bank prime rate, (b) the federal funds rate plus 0.50%, or (c) one-month LIBOR plus 1%, plus, in each case, an applicable margin.

Obligations incurred under the $5.0 billion Facility are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. The Company was in compliance with all applicable covenants at June 30, 2011, and there were no restrictions on the Company’s ability to utilize the available capacity under the $5.0 billion Facility.

WES Funding Sources    Anadarko’s consolidated subsidiary, WES, primarily uses cash flow from operations to fund its ongoing operations (including capital investments in the ordinary course of business), service its debt, and make distributions to equity holders. As needed, WES supplements cash generated from its operating activities with proceeds from debt or equity issuances or borrowings under its RCF.

In March 2011, WES entered into a five-year, $800 million RCF, which amended and restated its prior $450 million senior unsecured revolving credit facility. Borrowings under the RCF bear interest at LIBOR plus an applicable margin ranging from 1.30% to 1.90%, for a rate of 1.89% at June 30, 2011. At June 30, 2011, WES was in compliance with all covenants contained in the RCF, had no outstanding borrowings under the RCF, and had the full $800 million of RCF borrowing capacity available. See Financing Activities below.

Sources of Cash

Operating Activities    Anadarko’s cash flows from operating activities during the six months ended June 30, 2011, was $3.1 billion, compared to $2.9 billion for the same period of 2010. Cash flows for 2011 increased primarily due to higher crude-oil and NGLs prices, and higher sales volumes, but were partially offset by lower natural-gas prices and the impact of changes in working capital.

One of the primary sources of variability in the Company’s cash flows from operating activities is fluctuations in commodity prices, which Anadarko mitigates by entering into commodity derivatives. Sales-volume changes also impact cash flows, but have not been as volatile as commodity prices. Anadarko’s long-term cash flows from operating activities are dependent on commodity prices, sales volumes, the amount of costs and expenses required for continued operations and debt service, as well as any potential obligation to fund Deepwater Horizon event-related liabilities. Refer to Note 2—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion and analysis of these events.

Financing Activities    During the six months ended June 30, 2011, Anadarko’s consolidated subsidiary, WES, borrowed $310 million under its RCF primarily to fund a third-party asset acquisition and $250 million under its RCF to repay the senior unsecured term loan (Term Loan) as discussed in Uses of Cash. Also, during the first quarter of 2011, WES issued approximately four million common units in a public offering, raising net proceeds of $130 million, which were used to repay a portion of outstanding RCF borrowings. During the second quarter of 2011, WES completed a public offering of $500 million aggregate principal amount of 5.375% Senior Notes due 2021. Net proceeds from the offering were used to repay remaining amounts outstanding under WES’s RCF.

During the six months ended June 30, 2011, Anadarko realized $49 million from the issuance of common stock as a result of employee exercises of stock options and the associated income tax benefit, and used $30 million to repurchase a portion of shares of common stock issued to employees to satisfy withholding tax requirements.

Uses of Cash

In addition to ongoing funding of operating costs and expenses, including interest, employee compensation and benefits, and taxes, Anadarko invests significant capital to acquire, explore, and develop oil and natural-gas resources and midstream infrastructure, and makes debt repayments.

Pension Contributions    During the six months ended June 30, 2011, the Company made contributions of $267 million to its funded pension plans, $2 million to its unfunded pension plans, and $8 million to its unfunded other postretirement benefit plans. During the remainder of 2011, the Company expects to contribute approximately $5 million to its funded pension plans, approximately $27 million to its unfunded pension plans, and approximately $10 million to its unfunded other postretirement benefit plans. The increase in expected contributions during 2011 is the result of lower discount rates compared to the prior measurement period, which increased the funding target liability.

Capital Expenditures   The following table presents the Company’s capital expenditures by category.

	Six Months Ended June 30,
millions	2011	2010
Property acquisition
Exploration—unproved	$274	$366
Exploration	341	477
Development	1,548	1,545
Capitalized interest	62	54

Total oil and gas capital expenditures	2,225	2,442
Gathering, processing, and marketing and other(1)	1,083	164

Total capital expenditures(2)	$3,308	$2,606

(1)	Includes WES capital expenditures of $338 million and $51 million for the six months ended June 30, 2011, and 2010, respectively.
(2)

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

The Company’s capital spending increased 27% for the six months ended June 30, 2011. In May 2011, Anadarko increased its ownership interest in the Wattenberg Plant to 100% by acquiring an additional 93% interest for $576 million. Also, during the first quarter of 2011, WES acquired the Platte Valley plant and related gathering assets from a third party for $304 million. These acquisitions, along with future expansion plans, align Anadarko’s natural-gas processing capacity with the Company’s anticipated production growth in the Rockies. In addition, these acquisitions position the Company to improve field recoveries and realize operational cost efficiencies. These increases were partially offset by lower property acquisitions of $92 million and lower exploration expenditures of $136 million primarily in the Gulf of Mexico. For additional information, see Note 3—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Debt Retirements and Repayments   During the six months ended June 30, 2011, WES repaid $609 million of borrowings under its RCF and a $250 million Term Loan, primarily from proceeds from public debt and equity offerings, as discussed in Sources of Cash.

Common Stock Dividends and Distributions to WES Noncontrolling Interest Owners   During the six months ended June 30, 2011, and 2010, Anadarko paid $90 million in dividends to its common stockholders (nine cents per share in each quarterly period). Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming an independent public company in 1986. The amount of future dividends paid to Anadarko common stockholders will depend on cash flows, financial conditions, capital requirements, the effect a dividend payment would have on the Company’s compliance with its financial covenants, and other factors, and will be determined by the Board of Directors on a quarterly basis.

WES distributed to its unitholders, other than Anadarko, an aggregate of $33 million and $19 million during the six months ended June 30, 2011, and 2010, respectively. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.405 per common unit for the second quarter of 2011 (to be paid in August 2011).

Outlook

The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2011 capital spending range of $6.6 billion to $7.0 billion, including approximately $400 million for WES capital expenditures.

Anadarko believes that its expected level of 2011 operating cash flows and cash on hand at June 30, 2011, will be sufficient to fund the Company’s projected operational and capital programs for 2011, while continuing to meet its other obligations. However, if capital expenditures exceed operating cash flows and cash on hand, additional funding would likely be supplemented, as needed, through borrowings under the $5.0 billion Facility, which remains undrawn at June 30, 2011, with available capacity of $4.6 billion ($5.0 billion undrawn capacity less $361 million of outstanding letters of credit supported by the $5.0 billion Facility), as well as asset divestitures and joint-venture arrangements. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with expected cash flows and its projected debt-repayment schedule, and evaluates available funding alternatives in light of both current and expected conditions. In order to increase the predictability of 2011 cash flows, Anadarko entered into strategic commodity derivative positions, which, at June 30, 2011, cover approximately 26% and 59% of its anticipated natural-gas sales volumes and oil and condensate sales volumes, respectively, for the remainder of 2011. In addition, the Company has commodity derivative positions in place for 2012 and 2013. See Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

In the first quarter of 2011, the Company entered into a joint-venture agreement that requires a third-party partner to fund approximately $1.6 billion of Anadarko’s future capital costs in the Maverick basin, located in southwest Texas, to earn a one-third interest in Anadarko’s Maverick basin assets. The third party will fund 100% of Anadarko’s 2011 post-closing capital costs in the basin, and up to 90% thereafter until the carry is exhausted, which is expected to occur by year-end 2013. At June 30, 2011, $151 million of the total $1.6 billion obligation had been funded.

In the first quarter of 2010, the Company entered into a joint-venture agreement whereby a third-party partner agreed to fund up to $1.5 billion of Anadarko’s share of future acquisition, drilling, completion, equipment, and other capital expenditures to earn a 32.5% interest in Anadarko’s Marcellus shale assets, primarily located in north-central Pennsylvania. At June 30, 2011, $700 million of the total $1.5 billion obligation had been funded.

At June 30, 2011, noncontrolling interests on the Consolidated Balance Sheet includes approximately $146 million, net of tax, related to the effects of changes in the Company’s ownership interest in WES. This amount will be transferred to paid-in capital in the third quarter of 2011 when the WES subordinated limited partner units convert to common units. Pursuant to the partnership agreement, the subordination period terminates when WES has paid at least $0.30 per quarter on each outstanding common unit, subordinated unit, and general partner unit for any three consecutive four-quarterly periods ending on or after June 30, 2011, which will occur in August 2011. At June 30, 2011, Anadarko’s ownership interest in WES consists of a 44.3% limited partner interest (common and subordinated units), a 2% general partner interest, and incentive distribution rights.

The Company focuses on managing near-term growth opportunities with a commitment to worldwide exploration and the continued development of large oil projects in Algeria, offshore Ghana, and in the deepwater Gulf of Mexico. In response to the Deepwater Horizon events, the federal government may issue further safety and environmental laws or regulations regarding operations in the Gulf of Mexico, in addition to the regulations promulgated by the BOEMRE. These additional laws and regulations, delays in the processing and approval of drilling permits and exploration and oil spill-response plans, as well as possible additional actions affect the timing of new drilling and ongoing development efforts, result in increased costs, and limit activities in certain areas of the Gulf of Mexico.

Obligations and Commitments

Operating Leases    In May 2011, Anadarko entered into two five-year lease agreements for deepwater drilling rigs. The rigs are expected to be delivered in late 2013 and early 2014. The lease obligations total approximately $1.2 billion, with aggregate future annual minimum lease payments of $30 million in 2013, $209 million in 2014, $238 million in 2015, and $715 million for the remaining lease term. In addition, Anadarko expects to incur approximately $640 million in operating costs related to these leases with aggregate payments of $15 million in 2013, $110 million in 2014, $130 million in 2015 and $385 million for the remaining lease term.

REGULATORY MATTERS, ENVIRONMENTAL AND ADDITIONAL FACTORS AFFECTING BUSINESS

Oil Spill-Response Plan

As part of the Company’s oil spill-response preparedness, Anadarko maintains membership in Clean Gulf Associates (CGA, a not-for-profit association of production and pipeline companies operating in the Gulf of Mexico), and has an employee representative on the executive committee of CGA. CGA has contracted with Helix Energy Solutions Group for access to the Helix Fast Response System (the Helix System) for subsea intervention, containment, capture, and shut-in capacity for deepwater exploration wells. The Helix System currently provides processing capacity of 45 MBbls/d of oil and flaring of 80 MMcf/d of natural gas from the vessel Helix Producer 1, and processing capacity of 10 MBbls/d of oil and flaring of 15 MMcf/d of natural gas from the vessel Q4000. The Helix System currently operates at deepwater depths of up to 10,000 feet, and is rated at 15 thousand pounds per square inch (kpsi) shut-in capability.

In addition, during the first quarter of 2011, the Company joined the Marine Well Containment Company (MWCC), which is open to all oil and gas operators in the U.S. Gulf of Mexico and provides members access to oil spill-response equipment and services on a per-well fee basis. Anadarko has an employee representative on the Executive Committee of MWCC and this employee currently serves as its Chair. MWCC members have access to an interim containment system, which includes a 15-kpsi capping stack and dispersant capability. The interim containment system is engineered to operate in deepwater depths of up to 10,000 feet, and has the capacity to contain 60 MBbls/d of liquids and flare 120 MMcf/d of natural gas. The BOEMRE has reviewed the functional specifications of the MWCC interim containment system, and BOEMRE input has been included in the final specifications.

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

CRITICAL ACCOUNTING ESTIMATES

Business Combinations

Accounting for the acquisition of a business requires the assets and liabilities of the acquired business to be recorded at fair value. Deferred taxes are recorded for any differences between asset and liability fair value and the tax basis of acquired assets and liabilities. Any excess of the purchase price over the amounts assigned to the identifiable assets and liabilities is recorded as goodwill.

Goodwill    As a result of the Wattenberg Plant acquisition, goodwill of $362 million and the related deferred tax asset were assigned to the oil and gas exploration and production reporting segment based on the increase in value resulting from improved NGLs volume retention as well as from the alignment of Company-controlled natural-gas processing capacity with future production growth plans. Goodwill recorded is not subject to amortization, but will be subject to recurring impairment testing.

Fair Value    The Company uses the market approach to measure the fair value of land and facilities and the cost approach to measure the fair value of equipment. The market approach is based on management’s best assumptions regarding prices and other relevant information from market transactions involving comparable assets. The cost approach is based on management’s best estimate of the current asset replacement cost.

RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value measurement and disclosure requirements, changes the fair-value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The ASU is required to be adopted on a prospective basis by Anadarko beginning in 2012. The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. In addition, foreign-currency exchange-rate risk exists due to anticipated foreign-currency denominated payments and receipts. These risks can affect revenues and cash flow from operating, investing, and financing activities. The Company’s risk-management policies provide for the use of derivative instruments to manage these risks. The types of commodity derivative instruments utilized by the Company include futures, swaps, options, and fixed-price physical-delivery contracts. The volume of commodity derivatives entered into by the Company is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties in order to satisfy these margin requirements.

For information regarding the Company’s accounting policies and additional information related to the Company’s derivative and financial instruments, see Note 1—Summary of Significant Accounting Policies, Note 7—Derivative Instruments, and Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

ENERGY PRICE RISK    The Company’s most significant market risk relates to prices for natural gas, crude oil, and NGLs. Management expects energy prices to remain volatile and unpredictable. As energy prices decline or rise significantly, revenues and cash flow are likewise affected. In addition, a non-cash write-down of the Company’s oil and gas properties or goodwill may be required if commodity prices experience a significant and sustained decline. Below is a sensitivity analysis for the Company’s commodity-price-related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes    At June 30, 2011, the Company had derivative instruments in place to reduce the price risk associated with future production of 586 Bcf of natural gas and 24 MMBbls of crude oil, with a net derivative asset position of $286 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $241 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $174 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes    At June 30, 2011, the Company had a net derivative asset position of $35 million (gains of $57 million and losses of $22 million) on derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

INTEREST-RATE RISK    At June 30, 2011, all of the reported balance of Anadarko’s long-term debt in the Company’s Consolidated Balance Sheet was subject to fixed interest rates. However, the Company’s $2.9 billion of LIBOR-based obligations, which are presented net of preferred investments in two non-controlled entities in the Company’s Consolidated Balance Sheets, give rise to minimal net interest-rate risk exposure as coupons on the related preferred investments are also LIBOR based. A 10% increase in LIBOR would not materially impact the Company’s interest cost on debt already outstanding, but would affect fair value of outstanding debt, as well as interest cost associated with future debt issuances.

To mitigate the risk of higher cost of future debt issuances, in 2008 and 2009, Anadarko entered into interest-rate swap agreements with a combined notional principal amount of $3.0 billion, whereby the Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR. Since the swaps were initiated, the Company refinanced a portion of its 2011 and 2012 debt maturities. Excluding capital lease obligations of $10 million, the Company has $455 million of scheduled debt maturities for the remainder of 2011 and 2012. In addition, the Zero Coupons could be put to the Company in 2012 at an accreted value of $682 million. The Company may choose to settle some or all of its interest-rate swap positions in connection with future debt issuances, if any, and any remaining positions will be settled either before, or at the start of the reference period under the swap agreement. At June 30, 2011, the Company had a net derivative liability position of $320 million related to interest-rate swaps, $241 million of which is associated with instruments currently scheduled to settle in October 2011. A 10% increase or decrease in LIBOR interest rates would increase or decrease, respectively, the aggregate fair value of outstanding interest-rate swap agreements by approximately $185 million. For a summary of the Company’s open interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

FOREIGN-CURRENCY EXCHANGE-RATE RISK    Anadarko’s operating revenues are realized in U.S. dollars, and the predominant portion of Anadarko’s capital and operating expenditures are U.S. dollar denominated. Exposure to foreign-currency risk generally arises in connection with project-specific contractual arrangements and other commitments. At June 30, 2011, near-term foreign-currency-denominated expenditures are primarily in euros, Brazilian reais, and British pounds sterling. Management periodically enters into transactions to mitigate a portion of its exposure to foreign-currency exchange-rate risk.

With respect to international oil and gas development projects, Anadarko is a party to contracts containing commitments extending through January 2012 that are impacted by euro-to-U.S. dollar exchange rates. During the first quarter of 2010, the Company purchased approximately $210 million U.S. dollar equivalent of euros (€) and entered into euro-U.S. dollar collars with an aggregate notional principal amount of €113 million, to manage euro exchange-rate risk relative to the U.S. dollar for euro-denominated expenditures. During the first two quarters of 2011, existing collars matured and new collars were put in place resulting in an aggregate notional principal amount of €81 million at June 30, 2011. The remaining collars mature in the third and fourth quarter of 2011. At June 30, 2011, euro-denominated cash of approximately €89 million, or $129 million in U.S. dollar equivalent, is included in cash and cash equivalents. The combination of euro purchases and financial collars mitigate the Company’s exposure to fluctuations in the euro-to-U.S. dollar exchange rate inherent in its existing capital expenditure commitments.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BP, Anadarko, and other parties, including parties that do not own an interest in the Macondo lease, such as the drilling contractor, have received correspondence from the United States Coast Guard (USCG) referencing their identification as a “responsible party or guarantor” (RP) under the Oil Pollution Act of 1990 (OPA). The United States Department of Justice (DOJ) has also filed a civil lawsuit against such parties seeking, among other things, to confirm each party’s identified RP status. Under OPA, RPs may be jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims related to the spill and spill cleanup. The USCG has directly invoiced the identified RPs for reimbursement of spill-related response costs incurred by the USCG and other federal and state agencies. The identified RPs each received identical invoices for total costs, without specification or stipulation of any allocation of costs among the identified RPs. To date, as operator, BP has paid all USCG invoices, thereby satisfying any joint and several obligation of the identified RPs to the USCG for these costs. BP has also made repeated public statements regarding its intention to continue to pay 100% of costs associated with cleanup efforts, claims, and reimbursements related to the Deepwater Horizon events.

As a result of the Deepwater Horizon events, numerous civil lawsuits have been filed against BP and other parties, including the Company, by, among others, fishing, boating, and shrimping enterprises and industry groups; restaurants; commercial and residential property owners; certain rig workers or their families; the State of Alabama and several of its political subdivisions; the DOJ; environmental non-governmental organizations; the State of Louisiana and certain of its political subdivisions; and certain Mexican states. Many of the lawsuits filed assert various claims of negligence, gross negligence, and violations of several federal and state laws and regulations, including, among others, OPA; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Air Act; the Clean Water Act (CWA); and the Endangered Species Act; or challenge existing permits for operations in the Gulf of Mexico. Generally, the plaintiffs are seeking actual damages, punitive damages, declaratory judgment, and/or injunctive relief.

In August 2010, the United States Judicial Panel on Multidistrict Litigation created Multidistrict Litigation No. 2179 (MDL) to administer essentially all pretrial matters for litigation filed in federal court involving Deepwater Horizon event-related claims. Federal Judge Carl Barbier presides over this MDL in the United States District Court in New Orleans, Louisiana (Louisiana District Court). The Louisiana District Court has issued a number of case management orders that establish a schedule for procedural matters, discovery, and trial of certain of the MDL cases. The parties to the MDL are actively engaged in discovery. In May 2011, Judge Barbier heard oral arguments on the numerous motions to dismiss filed by the multiple defendants named in this litigation, but has not issued a ruling on the Master Complaints that name the Company as a defendant, except in July 2011 to dismiss Racketeer Influenced and Corrupt Organizations Act (RICO) claims alleged by the plaintiffs.

The Louisiana District Court has scheduled a February 2012 trial in Transocean’s Limitation of Liability case in the MDL to determine the liability issues and the liability allocation among the parties involved in the Deepwater Horizon events. In April 2011, the Company filed its answer in this Limitation of Liability case in the MDL proceeding and cross-claimed against affiliates of BP and Transocean Ltd. (Transocean), Halliburton Energy Services, Inc. (Halliburton), Cameron International Corporation (Cameron), and other third-party defendants. Transocean, Halliburton, and Cameron subsequently filed cross-claims against the Company, and BP filed a motion to stay the litigation in the MDL between BP and the non-operating parties in the operating agreement (OA). In the motion to stay, BP argues that the cross-claims asserted against BP by the Company and the other non-operating OA party are covered by the dispute resolution procedures under the OA and should be stayed. In June 2011, Judge Barbier issued an order holding that BP and the Company had agreed in the OA to submit disputes among them to arbitration, but requested that the parties submit further briefing on whether BP had waived arbitration by its conduct in the MDL. In July 2011, BP and the Company submitted their briefs and the court ordered that all litigation between BP and the Company is stayed pending arbitration.

In May 2011, BP and the other non-operating OA party entered into a settlement, release and indemnity agreement. According to its press release, BP and the other non-operating OA party have agreed to a mutual release of claims against each other relating to the Deepwater Horizon events in exchange for a $1.1 billion payment to BP by the other non-operating OA party. BP has also agreed to indemnify the other non-operating OA party for compensatory claims arising from the Deepwater Horizon events, excluding civil, criminal or administrative fines and penalties, and certain other claims.

On December 15, 2010, the DOJ, on behalf of the United States, filed a civil lawsuit in the Louisiana District Court against several parties, including Anadarko Petroleum Corporation and Anadarko E&P Company LP (AE&P), a subsidiary of Anadarko, seeking (i) an assessment of civil penalties under the CWA in an amount to be determined by the Louisiana District Court, and (ii) a declaratory judgment that such parties are jointly and severally liable without limitation under OPA for all removal costs and damages resulting from the Deepwater Horizon events. In the lawsuit, the DOJ states that civil penalties under the CWA may be assessed in an amount up to $1,100 per barrel of oil discharged or, in cases involving gross negligence or willful misconduct, in an amount up to $4,300 per barrel of oil discharged. Based on the allegations in the DOJ complaint, the United States government is seeking a declaration of liability and separate assessments against both Anadarko Petroleum Corporation and AE&P. The DOJ apparently seeks relief against AE&P solely based on a temporary interest that AE&P held at one time in the Macondo lease. In April 2011, the Company moved to dismiss AE&P from the DOJ lawsuit because the effective date of AE&P’s transfer of its interest in the Macondo lease to Anadarko pre-dated the Deepwater Horizon events.

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

Two separate class action complaints were filed in June and August 2010, in the United States District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 12, 2009, and June 9, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. In November 2010, the New York District Court consolidated the two cases and appointed The Pension Trust Fund for Operating Engineers and Employees’ Retirement System of the Government of the Virgin Islands (Virgin Islands Group) to act as Lead Plaintiff. In January 2011, the Lead Plaintiff filed its Consolidated Amended Complaint. Prior to filing its Consolidated Amended Complaint, the Lead Plaintiff requested leave from the New York District Court to transfer this lawsuit to the United States District Court for the Southern District of Texas. The Company opposes the Lead Plaintiff’s request to transfer the case to the District Court for the Southern District of Texas. The parties have submitted briefs to the New York District Court concerning the transfer of venue issue. In March 2011, the Company moved to dismiss the Consolidated Amended Complaint of the Lead Plaintiff, and in April 2011, the Lead Plaintiff filed its opposition to the motion to dismiss.

Also in June 2010, a shareholder derivative petition was filed in the 152nd Judicial District Court of Harris County, Texas (Harris County District Court), by a shareholder of the Company against Anadarko (as a nominal defendant), certain of its officers, and current and certain former directors. The petition alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets in connection with the Deepwater Horizon events. The plaintiffs sought certain changes to the Company’s governance and internal procedures, disgorgement of profits, and reimbursement of litigation fees and costs. In November 2010, the Harris County District Court granted Anadarko’s Motion to Dismiss for Lack of Jurisdiction and Special Exceptions, and granted the plaintiffs 120 days to file an Amended Petition. In March 2011, the plaintiffs filed an Amended Petition. The Company filed Special Exceptions and a Motion to Dismiss the Amended Petition in April 2011. In June 2011, the Harris County District Court heard oral arguments on these matters and granted the motion to dismiss. The time for the plaintiffs to appeal has expired.

In September 2010, a purported shareholder made a demand of the Company’s Board of Directors (Board) to investigate allegations of breaches of duty by members of management. The Board duly considered the demand, and in January 2011 determined that it would not be in the best interest of the Company to pursue the alleged issues in the demand letter.

The Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses related to ongoing proceedings. The Company intends to vigorously defend itself, its officers, and directors in all proceedings.

TRONOX PROCEEDINGS    In January 2009, Tronox Incorporated (Tronox), a former wholly owned subsidiary of Kerr-McGee Corporation (Kerr-McGee), and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko as well as litigation fees and costs. In addition, Tronox seeks to equitably subordinate and/or disallow all claims asserted by Anadarko and Kerr-McGee in the bankruptcy cases. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Bankruptcy Court dismissed, with prejudice, Tronox’s request for punitive damages relating to the fraudulent conveyance claims. The Bankruptcy Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. In May 2010, Anadarko and Kerr-McGee moved to dismiss three breach of fiduciary duty claims in the amended complaint. In May 2011, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the three breach of fiduciary duty claims in the amended complaint. The Bankruptcy Court dismissed two claims against Anadarko for conspiracy and aiding and abetting, and declined to dismiss a breach of fiduciary duty claim against Kerr-McGee. Discovery is ongoing. The Adversary Proceeding is set for trial in April 2012.

The United States government was granted authority to intervene in the Adversary Proceeding, and it has asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act. Anadarko and Kerr-McGee have moved to dismiss the claims of the United States government, but that motion has been stayed by the Bankruptcy Court.

In August 2010, the Bankruptcy Court entered a Stipulation and Agreed Order among Tronox, Anadarko, and Kerr-McGee authorizing the rejection of the Master Separation Agreement (together with all annexes, related agreements, and ancillary agreements to it, the MSA). Anadarko and Kerr-McGee filed Proofs of Claim, which included claims for damages arising from the MSA rejection. In January 2011, the Bankruptcy Court entered a Stipulation and Agreed Order approving a settlement of Anadarko and Kerr-McGee’s rejection damage claims against Tronox. The settlement provided Anadarko a general unsecured claim against Tronox. In February 2011, in settlement of its claim, Anadarko received shares of Tronox stock, which were assigned to a financial institution in exchange for $46 million. The Company will continue to monitor the impact that the rejection of the MSA may have on other litigation and other proceedings, including the Adversary Proceeding, and will assess the impact of future events on the Company’s consolidated financial position, results of operations, and cash flows.

In February 2011, in accordance with Chapter 11 of the United States Bankruptcy Code, Tronox emerged from bankruptcy pursuant to an August 2010 Bankruptcy Court approved Plan of Reorganization (Plan). The terms of the Plan, which were confirmed by the Bankruptcy Court in the third-quarter of 2010, contemplate that the claims of the United States government (together with other federal, state, local, or tribal governmental entities having regulatory authority or responsibilities for environmental laws, the Governmental Entities) related to Tronox’s environmental liabilities will be settled through certain environmental response trusts and a litigation trust (Anadarko Litigation Trust). The Plan provides that the Governmental Entities will receive, among other things, 88% of the proceeds from the Adversary Proceeding. Additionally, certain creditors asserting tort claims against Tronox may receive, among other things, 12% of the proceeds from the Adversary Proceeding. Certain documents central to the Plan and the Adversary Proceeding were approved by the Bankruptcy Court in the fourth quarter of 2010 and the first quarter of 2011, including, the Environmental Claims Settlement Agreement, the Tort Claims Trust Agreement, the Environmental Response Trust Agreement, and the Anadarko Litigation Trust Agreement. In accordance with the Plan, the Adversary Proceeding will be prosecuted by representatives of the Anadarko Litigation Trust.

In addition, in July 2009, a consolidated class action complaint was filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005, and January 12, 2009 (Class Period), against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP. The complaint alleges causes of action arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee and other defendants moved to dismiss the consolidated class action complaint and in August 2010 moved to dismiss an amended consolidated class action complaint that had been filed in July 2010. The New York District Court issued the second of two opinions and orders on the motions (Orders). Following the Orders, only the plaintiffs’ Section 20(a) claims under the Exchange Act remain against Anadarko and Kerr-McGee. The plaintiffs’ claims against Anadarko are limited to the period beginning on August 10, 2006, through the end of the Class Period. The discovery process is ongoing.

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

See Note 2—Deepwater Horizon Events and Note 11—Contingencies under Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors

Consider carefully the risk factors included below, as well as those under the caption “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, together with all of the other information included in this Form 10-Q; in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010; and in the Company’s other public filings, press releases, and discussions with Company management.

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

Based on information provided by BP to the Company, BP has incurred costs of approximately $20.4 billion through June 30, 2011, related to spill response and containment, relief-well drilling, grants to certain Gulf Coast states for cleanup costs, local tourism promotion, monetary damage claims, and federal costs.

BP has sought reimbursement from Anadarko for amounts BP has paid or committed to pay for spill-response efforts, grants, damage claims, and costs incurred by the federal government through provisions of the OA, which is the contract governing the relationship between BP and the non-operating OA parties to the lease for Mississippi Canyon Block 252 in which the Macondo well is located (Lease). Contractual language in the OA, which governs the relationship among the operator and the two non-operating parties, generally provides that BP, as operator, is entitled to reimbursement of certain costs and expenses from the other working interest owners in proportion to their ownership interest in the well. With respect to the operator’s duties and liabilities, the OA provides that BP, as operator, owes duties to the non-operating parties (including Anadarko) to perform the drilling of the well in a good and workmanlike manner and to comply with all applicable laws and regulations. The OA dictates that liability for losses, damages, costs, expenses, or claims involving activities or operations shall be borne by each party in proportion to its participating interest, except that when liability results from the gross negligence or willful misconduct of a party, that party shall be solely responsible for liability resulting from its gross negligence or willful misconduct.

BP has invoiced the Company an aggregate of $5.2 billion for what BP considers to be Anadarko’s 25% proportionate share of actual costs through June 30, 2011. In addition, BP has invoiced Anadarko for anticipated near-term future costs related to the Deepwater Horizon events. To the extent that we are ultimately determined to be responsible for our allocable share of the operator’s costs under the OA, we expect our costs to be significantly in excess of the coverage limits under our insurance program. Anadarko has withheld reimbursement to BP for Deepwater Horizon event-related invoices pending the completion of various ongoing investigations into and litigation regarding the cause of the well blowout, explosion, and subsequent release of hydrocarbons. Final determination of the root causes of the Deepwater Horizon events could materially impact the Company’s potential obligations under the OA.

In April 2011, the Company received a Notice of Dispute (as defined in the OA) from BP requesting, among other things, payment of all amounts invoiced to the Company to date by BP related to the Deepwater Horizon events. Pursuant to dispute resolution procedures under the OA, each party appointed a management representative to meet with the other party’s management representative in an attempt to resolve the dispute. In the event the dispute is not resolved within certain prescribed time periods, totaling approximately 190 days following issuance of the Notice of Dispute, any party may, but is not required to, initiate arbitration proceedings under the OA.

In May 2011, BP and the other non-operating OA party entered into a settlement, release and indemnity agreement. According to its press release, BP and the other non-operating OA party have agreed to a mutual release of claims against each other relating to the Deepwater Horizon events in exchange for a $1.1 billion payment to BP by the other non-operating OA party. BP has also agreed to indemnify the other non-operating OA party for compensatory claims arising from the Deepwater Horizon events, excluding civil, criminal or administrative fines and penalties, and certain other claims.

BP, Anadarko, and other parties, including parties that do not own an interest in the Lease, such as the drilling contractor, have received correspondence from the USCG referencing their identification as an RP under OPA. The DOJ has also filed a civil lawsuit against such parties seeking, among other things, to confirm each party’s identified RP status. Under OPA, RPs may be jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims related to the spill and spill cleanup. The USCG has directly invoiced the identified RPs for reimbursement of spill-related response costs incurred by the USCG and other federal and state agencies. The identified RPs each received identical invoices for total costs, without specification or stipulation of any allocation of costs among the identified RPs. As a 25% non-operating leasehold interest owner in the Lease, and an identified RP under OPA, we may incur liability under currently existing environmental laws and regulations, and we may be asked to contribute to the significant and ongoing response and remediation expenses.

To date, as operator, BP has paid all USCG invoices as well as other costs, and has sought reimbursement from Anadarko for a 25% portion of these costs through the OA. To the extent BP discontinues payment or is otherwise unable to satisfy its obligations under OPA for any reason, we would be exposed to additional liability for spill-response and remediation expenses. We have similar exposure relative to the other identified RPs where the failure on the part of any other such identified RPs to satisfy their OPA obligations would expose us to potential liability.

As more facts become known, it is reasonably possible that the Company may be required to recognize a liability related to the Deepwater Horizon events, and that the liability could be material to the Company’s consolidated financial position, results of operations, or cash flows. For example, new information arising from the legal discovery or adjudication process, hearings, other investigations, expert analysis, or testing could alter the Company’s current assessment as to the likelihood of the Company incurring a liability for its existing OA contingent liabilities. Moreover, if BP discontinues payment or is otherwise unable to satisfy its obligations, the Company could be required to recognize a liability for OPA-related environmental costs. Similarly, if other identified RPs do not satisfy their obligations under OPA, the Company could incur additional liability. In addition, while OPA contains a $75 million cap for certain costs and damages, exclusive of response and remediation expenses (for which there is no cap), the federal government may take legislative or other action to increase or eliminate the cap, perhaps even retroactively.

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

Numerous civil lawsuits have been filed against BP and other parties, including the Company, by, among others, fishing, boating, and shrimping enterprises and industry groups; restaurants; commercial and residential property owners; certain rig workers or their families; the State of Alabama and several of its political subdivisions; the DOJ; environmental non-governmental organizations; the State of Louisiana and certain of its political subdivisions; and certain Mexican states. Many of the lawsuits filed assert various claims of negligence, gross negligence, and violations of several federal and state laws and regulations, including, among others, OPA; the Comprehensive Environmental Response, Compensation, and Liability Act; the Clean Air Act; the CWA; and the Endangered Species Act; or challenge existing permits for operations in the Gulf of Mexico. Generally, the plaintiffs are seeking actual damages, punitive damages, declaratory judgment, and/or injunctive relief.

In August 2010, the United States Judicial Panel on Multidistrict Litigation created MDL No. 2179 to administer essentially all pretrial matters for litigation filed in federal court involving Deepwater Horizon event-related claims. Federal Judge Carl Barbier presides over this MDL in the Louisiana District Court. The Louisiana District Court has issued a number of case management orders that establish a schedule for procedural matters, discovery, and trial of certain of the MDL cases. The parties to the MDL are actively engaged in discovery. In May 2011, Judge Barbier heard oral arguments on the numerous motions to dismiss filed by the multiple defendants named in this litigation, but has not issued a ruling on the Master Complaints that name the Company as a defendant, except in July 2011 to dismiss RICO claims alleged by the plaintiffs.

The Louisiana District Court has scheduled a February 2012 trial in Transocean’s Limitation of Liability case in the MDL to determine the liability issues and the liability allocation among the parties involved in the Deepwater Horizon events. In April 2011, the Company filed its answer in this Limitation of Liability case in the MDL proceeding and cross-claimed against affiliates of BP and Transocean, Halliburton, Cameron, and other third-party defendants. Transocean, Halliburton, and Cameron subsequently filed cross-claims against the Company, and BP filed a motion to stay the litigation in the MDL between BP and the non-operating OA parties. In the motion to stay, BP argues that the cross-claims asserted against BP by the Company and the other non-operating OA party are covered by the dispute resolution procedures under the OA and should be stayed. In June 2011, Judge Barbier issued an order holding that BP and the Company had agreed in the OA to submit disputes among them to arbitration, but requested that the parties submit further briefing on whether BP had waived arbitration by its conduct in the MDL. In July 2011, BP and the Company submitted their briefs and the court ordered that all litigation between BP and the Company is stayed pending arbitration.

In May 2011, BP and the other non-operating OA party entered into a settlement, release and indemnity agreement. According to its press release, BP and the other non-operating OA party have agreed to a mutual release of claims against each other relating to the Deepwater Horizon events in exchange for a $1.1 billion payment to BP by the other non-operating OA party. BP has also agreed to indemnify the other non-operating OA party for compensatory claims arising from the Deepwater Horizon events, excluding civil, criminal or administrative fines and penalties, and certain other claims.

On December 15, 2010, the DOJ, on behalf of the United States, filed a civil lawsuit in the Louisiana District Court against several parties, including AE&P, a 100% owned subsidiary of Anadarko, seeking (i) an assessment of civil penalties under the CWA in an amount to be determined by the Louisiana District Court, and (ii) a declaratory judgment that such parties are jointly and severally liable without limitation under OPA for all removal costs and damages resulting from the Deepwater Horizon events. In the lawsuit, the DOJ states that civil penalties under the CWA may be assessed in an amount up to $1,100 per barrel of oil discharged or, in cases involving gross negligence or willful misconduct, in an amount up to $4,300 per barrel of oil discharged. Based on the allegations in the DOJ complaint, the United States government is seeking a declaration of liability and separate assessments against both Anadarko Petroleum Corporation and AE&P. The DOJ apparently seeks relief against AE&P solely based on a temporary interest that AE&P held at one time in the Lease. In April 2011, the Company moved to dismiss AE&P from the DOJ lawsuit because the effective date of AE&P’s transfer of its interest in the Lease to Anadarko pre-dated the Deepwater Horizon events.

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

Two separate class action complaints were filed in June and August 2010, in the New York District Court on behalf of purported purchasers of the Company’s stock between June 12, 2009, and June 9, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. In November 2010, the New York District Court consolidated the two cases and appointed the Virgin Islands Group to act as Lead Plaintiff. In January 2011, the Lead Plaintiff filed its Consolidated Amended Complaint. Prior to filing its Consolidated Amended Complaint, the Lead Plaintiff requested leave from the New York District Court to transfer this lawsuit to the United States District Court for the Southern District of Texas. The Company opposes the Lead Plaintiff’s request to transfer the case to the District Court for the Southern District of Texas. The parties have submitted briefs to the New York District Court concerning the transfer of venue issue. In March 2011, the Company moved to dismiss the Consolidated Amended Complaint of the Lead Plaintiff, and in April 2011, the Lead Plaintiff filed its opposition to the motion to dismiss.

In September 2010, a purported shareholder made a demand of the Board to investigate allegations of breaches of duty by members of management. The Board duly considered the demand, and in January 2011 determined that it would not be in the best interest of the Company to pursue the alleged issues in the demand letter.

Additional proceedings related to the Deepwater Horizon events may be filed against Anadarko. These proceedings may involve civil claims for damages or governmental investigative, regulatory, or enforcement actions. The adverse resolution of any proceedings related to the Deepwater Horizon events could subject us to significant monetary damages, fines, and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

We are, and in the future may become, involved in legal proceedings related to Tronox and, as a result, may incur substantial costs in connection with those proceedings.

In January 2009, Tronox, a former wholly owned subsidiary of Kerr-McGee, and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance. Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko as well as litigation fees and costs. In addition, Tronox seeks to equitably subordinate and/or disallow all claims asserted by Anadarko and Kerr-McGee in the bankruptcy cases. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Bankruptcy Court dismissed, with prejudice, Tronox’s request for punitive damages relating to the fraudulent conveyance claims. The Bankruptcy Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. In May 2010, Anadarko and Kerr-McGee moved to dismiss three breach of fiduciary duty claims in the amended complaint. In May 2011, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the three breach of fiduciary duty claims in the amended complaint. The Bankruptcy Court dismissed two claims against Anadarko for conspiracy and aiding and abetting, and declined to dismiss a breach of fiduciary duty claim against Kerr-McGee. Discovery is ongoing. The Adversary Proceeding is set for trial in April 2012.

The United States government was granted authority to intervene in the Adversary Proceeding, and it has asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act. Anadarko and Kerr-McGee have moved to dismiss the claims of the United States government, but that motion has been stayed by the Bankruptcy Court.

In August 2010, the Bankruptcy Court entered a Stipulation and Agreed Order among Tronox, Anadarko, and Kerr-McGee authorizing the rejection of the MSA. Anadarko and Kerr-McGee filed Proofs of Claim, which included claims for damages arising from the MSA rejection. In January 2011, the Bankruptcy Court entered a Stipulation and Agreed Order approving a settlement of Anadarko and Kerr-McGee’s rejection damage claims against Tronox. The settlement provided Anadarko a general unsecured claim against Tronox. In February 2011, in settlement of its claim, Anadarko received shares of Tronox stock, which were assigned to a financial institution in exchange for $46 million. The Company will continue to monitor the impact that the rejection of the MSA may have on other litigation and other proceedings, including the Adversary Proceeding, and will assess the impact of future events to the Company’s consolidated financial position, results of operations, and cash flows.

In February 2011, in accordance with Chapter 11 of the United States Bankruptcy Code, Tronox emerged from bankruptcy pursuant to an August 2010 Bankruptcy Court approved Plan of Reorganization. The terms of the Plan, which were confirmed by the Bankruptcy Court in the third-quarter of 2010, contemplate that the claims of the Governmental Entities related to Tronox’s environmental liabilities will be settled through certain environmental response trusts and the Anadarko Litigation Trust. The Plan provides that the Governmental Entities will receive, among other things, 88% of the proceeds from the Adversary Proceeding. Additionally, certain creditors asserting tort claims against Tronox may receive, among other things, 12% of the proceeds from the Adversary Proceeding. Certain documents central to the Plan and the Adversary Proceeding were approved by the Bankruptcy Court in the fourth quarter of 2010 and the first quarter of 2011, including, the Environmental Claims Settlement Agreement, the Tort Claims Trust Agreement, the Environmental Response Trust Agreement, and the Anadarko Litigation Trust Agreement. In accordance with the Plan, the Adversary Proceeding will be prosecuted by representatives of the Anadarko Litigation Trust.

In addition, in July 2009, a consolidated class action complaint was filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities during the Class Period, against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP. The complaint alleges causes of action arising under the Exchange Act for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee and other defendants moved to dismiss the consolidated class action complaint and in August 2010 moved to dismiss an amended consolidated class action complaint that had been filed in July 2010. The New York District Court issued the second of two opinions and Orders. Following the Orders, only the plaintiffs’ Section 20(a) claims under the Exchange Act remain against Anadarko and Kerr-McGee. The plaintiffs’ claims against Anadarko are limited to the period beginning on August 10, 2006, through the end of the Class Period. The discovery process is ongoing.

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

Federal, state, and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities could result in increased costs, additional operating restrictions or delays, and adversely affect our production.

Hydraulic fracturing is an essential and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations such as shales that generally exist between 4,000 and 14,000 feet below ground. We routinely apply hydraulic-fracturing techniques in many of our U.S. onshore oil and natural-gas drilling and completion programs. The process involves the injection of water, sand and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The process is typically regulated by state oil and natural-gas commissions; however, the U.S. Environmental Protection Agency (EPA), recently asserted federal regulatory authority over certain hydraulic-fracturing activities involving diesel under the Safe Drinking Water Act and has begun the process of drafting guidance documents related to this newly asserted regulatory authority. In addition, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process.

Certain states in which we operate, including Colorado, Pennsylvania, Texas and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, transparency and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. For example, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas (RCT) and the public of certain information regarding the components used in the hydraulic-fracturing process. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic-fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic-fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Also, the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands.

Additionally, certain members of the Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the U.S. Securities and Exchange Commission to investigate the natural-gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural-gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural-gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. These on-going or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanism.

If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the state and local level, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of natural gas, may preclude our ability to drill wells. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or other federal agencies, the Company’s fracturing activities could become subject to additional permitting requirements and result in permitting delays as well as potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that the Company is ultimately able to produce from its reserves.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2011.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)

April 1-30	2,781	$84.46	—
May 1-31	546	$78.30	—
June 1-30	561	$77.00	—

Second Quarter 2011	3,888	$82.52	—	$4,400,000,000

(1)

During the second quarter of 2011, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances, which are not within the scope of the Company’s share-repurchase program.

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

Exhibit Number	Description	Original Filed Exhibit	File Number

3 (i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 22, 2009	3.3 to Form 8-K filed on May 22, 2009	1-8968

(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 22, 2009	3.4 to Form 8-K filed on May 22, 2009	1-8968

* 10 (i)	Form of Key Employee Change of Control Contract (2011)

* 31 (i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer

* 31 (ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer

* 32	Section 1350 Certifications

**101 .INS	XBRL Instance Document

**101 .SCH	XBRL Schema Document

**101 .CAL	XBRL Calculation Linkbase Document

**101 .LAB	XBRL Label Linkbase Document

**101 .PRE	XBRL Presentation Linkbase Document

**101 .DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION

July 27, 2011	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Senior Vice President, Finance and Chief Financial Officer