Form 10-Q
period 2011-09-30
ANADARKO PETROLEUM CORP
filed 2011-10-31
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of September 30, 2011, is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	497,971,511

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

millions except per-share amounts	2011	2010	2011	2010

Revenues and Other
Natural-gas sales	$840	$809	$2,564	$2,692
Oil and condensate sales	1,905	1,298	5,948	4,138
Natural-gas liquids sales	377	227	1,080	736
Gathering, processing, and marketing sales	262	182	750	643
Gains (losses) on divestitures and other, net	(185)	34	(214)	84

Total	3,199	2,550	10,128	8,293

Costs and Expenses
Oil and gas operating	262	207	730	590
Oil and gas transportation and other	217	220	633	607
Exploration	307	296	722	649
Gathering, processing, and marketing	214	134	590	466
General and administrative	293	273	806	686
Depreciation, depletion, and amortization	932	962	2,902	2,845
Other taxes	375	240	1,132	809
Impairments	183	20	287	147
Deepwater Horizon settlement and related costs	4,042	2	4,055	2

Total	6,825	2,354	11,857	6,801

Operating Income (Loss)	(3,626)	196	(1,729)	1,492
Other (Income) Expense
Interest expense	206	218	642	642
(Gains) losses on commodity derivatives, net	(230)	(200)	(317)	(1,052)
(Gains) losses on other derivatives, net	854	221	939	656
Other (income) expense, net	40	(129)	(2)	(106)

Total	870	110	1,262	140

Income (Loss) Before Income Taxes	(4,496)	86	(2,991)	1,352
Income Tax Expense (Benefit)	(1,468)	94	(762)	660

Net Income (Loss)	(3,028)	(8)	(2,229)	692
Net Income Attributable to Noncontrolling Interests	23	18	62	42

Net Income (Loss) Attributable to Common Stockholders	$(3,051)	$(26)	$(2,291)	$650

Per Common Share:
Net income (loss) attributable to common stockholders—basic	$(6.12)	$(0.05)	$(4.60)	$1.30
Net income (loss) attributable to common stockholders—diluted	$(6.12)	$(0.05)	$(4.60)	$1.30
Average Number of Common Shares Outstanding—Basic	498	496	498	495

Average Number of Common Shares Outstanding—Diluted	498	496	498	496

Dividends (per Common Share)	$0.09	$0.09	$0.27	$0.27

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
millions	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$3,487	$3,680
Accounts receivable, net of allowance:
Customers	1,169	1,032
Others	2,259	1,391
Other current assets	689	572

Total	7,604	6,675

Properties and Equipment
Cost	58,185	54,815
Less accumulated depreciation, depletion, and amortization	20,069	16,858

Net properties and equipment	38,116	37,957
Other Assets	1,510	1,616
Goodwill and Other Intangible Assets	5,832	5,311

Total Assets	$53,062	$51,559

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,446	$2,726
Accrued expenses	1,259	1,097
Current portion of long-term debt	141	291
Deepwater Horizon settlement and related costs	4,017	—

Total	7,863	4,114

Long-term Debt	12,808	12,722
Other Long-term Liabilities
Deferred income taxes	8,670	9,861
Asset retirement obligations	1,584	1,529
Other	2,638	1,894

Total	12,892	13,284

Equity
Stockholders’ equity
Common stock, par value $0.10 per share
(1.0 billion shares authorized, 515.5 million and 513.3 million shares issued as of September 30, 2011, and December 31, 2010, respectively)	51	51
Paid-in capital	7,845	7,496
Retained earnings	12,023	14,449
Treasury stock (17.5 million and 17.1 million shares as of September 30, 2011, and December 31, 2010, respectively)	(794)	(763)
Accumulated other comprehensive income (loss)	(501)	(549)

Total Stockholders’ Equity	18,624	20,684
Noncontrolling interests	875	755

Total Equity	19,499	21,439

Total Liabilities and Equity	$53,062	$51,559

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2010	$51	$7,496	$14,449	$(763)	$(549)	$755	$21,439
Net income (loss)	—	—	(2,291)	—	—	62	(2,229)
Common stock issued	—	155	—	—	—	—	155
Dividends—common	—	—	(135)	—	—	—	(135)
Repurchase of common stock	—	—	—	(31)	—	—	(31)
Sale of subsidiary units (1)	—	32	—	—	—	269	301
Conversion of subordinated limited partner units to common units (2)	—	162	—	—	—	(162)	—
Contributions from (distributions to) noncontrolling interest owners and other, net	—	—	—	—	—	(49)	(49)
Reclassification of previously deferred derivative losses to net income	—	—	—	—	7	—	7
Adjustments for pension and other postretirement plans	—	—	—	—	41	—	41

Balance at September 30, 2011	$51	$7,845	$12,023	$(794)	$(501)	$875	$19,499

(1)	Paid-in capital and noncontrolling interests includes $18 million and $9 million, respectively, of tax associated with subsidiary equity transactions that occurred during the current year.
(2)	Includes $82 million of tax associated with subsidiary equity transactions that occurred prior to the conversion of subordinated limited partner units to common units.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2011	2010	2011	2010
Net Income (Loss)	$(3,028)	$(8)	$(2,229)	$692

Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to net income (1)	2	5	7	13
Adjustments for pension and other postretirement plans:
Net gain (loss) incurred during period (2)	—	—	—	(21)
Prior service credit (cost) incurred during period (3)	—	—	—	(4)
Amortization of net actuarial loss and prior service cost to net periodic benefit cost (4)	14	9	41	31

Total adjustments for pension and other postretirement plans	14	9	41	6

Total	16	14	48	19

Comprehensive Income (Loss)	(3,012)	6	(2,181)	711
Comprehensive Income Attributable to Noncontrolling Interests	23	18	62	42

Comprehensive Income (Loss) Attributable to Common Stockholders	$(3,035)	$(12)	$(2,243)	$669

(1)

Net of income tax benefit (expense) of $(1) million and $(2) million for the three months ended September 30, 2011 and 2010, respectively, and $(4) million and $(7) million for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Net of income tax benefit (expense) of zero for the three months ended September 30, 2011 and 2010, and zero and $12 million for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Net of income tax benefit (expense) of zero for the three months ended September 30, 2011 and 2010, and zero and $2 million for the nine months ended September 30, 2011 and 2010, respectively.
(4)

Net of income tax benefit (expense) of $(8) million and $(5) million for the three months ended September 30, 2011 and 2010, respectively, and $(24) million and $(17) million for the nine months ended September 30, 2011 and 2010, respectively.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
millions	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(2,229)	$692
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,902	2,845
Deferred income taxes	(1,195)	(142)
Dry hole expense and impairments of unproved properties	423	473
Impairments	287	147
(Gains) losses on divestitures, net	243	(12)
Unrealized (gains) losses on derivatives, net	767	(66)
Deepwater Horizon settlement and related costs	4,055	2
Other	151	145
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(939)	15
Increase (decrease) in accounts payable and accrued expenses	215	(293)
Other items—net	(88)	126

Net cash provided by (used in) operating activities	4,592	3,932

Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(4,110)	(3,563)
Acquisition of midstream businesses	(802)	—
Divestitures of properties and equipment and other assets	75	44
Other—net	(52)	(30)

Net cash provided by (used in) investing activities	(4,889)	(3,549)

Cash Flows from Financing Activities
Borrowings, net of issuance costs	1,051	3,199
Repayments of debt	(1,154)	(1,173)
Repayment of midstream subsidiary note payable to a related party	—	(1,599)
Increase (decrease) in accounts payable, banks	39	(70)
Dividends paid	(135)	(136)
Repurchase of common stock	(31)	(35)
Issuance of common stock, including tax benefit on stock option exercises	57	90
Sale of subsidiary units	328	97
Distributions to noncontrolling interest owners	(57)	(36)
Other financing activities	9	(24)

Net cash provided by (used in) financing activities	107	313

Effect of Exchange Rate Changes on Cash	(3)	(9)

Net Increase (Decrease) in Cash and Cash Equivalents	(193)	687
Cash and Cash Equivalents at Beginning of Period	3,680	3,531

Cash and Cash Equivalents at End of Period	$3,487	$4,218

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

Basis of Presentation  The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010, the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and the Consolidated Statement of Equity for the nine months ended September 30, 2011. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

Recently Issued Accounting Standards Not Yet Adopted  The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value-measurement accounting and disclosure requirements, changes fair-value-measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The ASU is required to be adopted on a prospective basis by Anadarko beginning January 1, 2012. The Company does not expect adoption of this ASU to have an impact on its consolidated financial statements, other than requiring revised disclosures, where appropriate.

In September 2011, the FASB issued an ASU that permits an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for goodwill impairment testing purposes. Thus, determining a reporting unit’s fair value is not required unless, as a result of a qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This ASU is effective for periods beginning after December 15, 2011. Adoption of this ASU will have no impact on the Company’s consolidated financial statements.

2.	Deepwater Horizon Events

Background, Settlement, and BP Indemnification  In April 2010, the Macondo well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating leasehold interest, discovered hydrocarbon accumulations. During suspension operations, the well blew out, an explosion occurred on the Deepwater Horizon drilling rig, and the drilling rig sank, resulting in the release of hydrocarbons into the Gulf of Mexico. Eleven people lost their lives in the explosion and subsequent fire, and others sustained personal injuries. The Macondo well was plugged on September 19, 2010.

BP Exploration & Production Inc. (BP), the operator of Mississippi Canyon Block 252 in which the Macondo well is located (Lease), is funding claims and coordinating cleanup efforts. BP invoiced the Company $6.1 billion for what BP considered to be Anadarko’s proportionate share of actual costs and anticipated near-term future costs related to these activities. Anadarko withheld payment to BP for all Deepwater Horizon event-related invoices pending the completion of various ongoing investigations into and litigation regarding the cause of the well blowout, explosion, and subsequent release of hydrocarbons.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Deepwater Horizon Events (Continued)

In October 2011, the Company and BP entered into a settlement agreement, mutual releases, and agreement to indemnify, whereby the Company and BP agreed to a mutual release of claims against each other relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company has agreed to pay $4.0 billion in cash and transfer its interest in the Lease to BP (subject to required governmental approvals of the transfer), and BP has agreed to accept this consideration in full satisfaction of its claims against Anadarko for $6.1 billion of invoices issued to date and to forgo reimbursement for all future costs arising from the Deepwater Horizon events, including future costs under the Operating Agreement (OA). In addition, BP has fully indemnified Anadarko against all claims, causes of action, losses, costs, expenses, liabilities, damages, or judgments of any kind arising out of the Deepwater Horizon events, related damage claims arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and associated damage-assessment costs, and any claims arising under the OA. This indemnification has been guaranteed by BP Corporation North America Inc. (BPCNA) and in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. Under the Settlement Agreement, BP does not indemnify the Company against fines and penalties, punitive damages, shareholder, derivative, or security laws claims, or certain other claims. The Company believes that costs associated with non-indemnified items, individually or in the aggregate, will not materially impact the Company’s consolidated financial position, results of operations, or cash flows.

Liability Accrual  As of September 30, 2011, the Company has recorded a liability for Deepwater Horizon-related settlement costs of approximately $4.0 billion, which includes the cash payment to be remitted to BP in accordance with the Settlement Agreement, as well as Deepwater Horizon event-related legal fees. These legal fees were previously recorded in general and administrative expenses in the Consolidated Statements of Income and have been reclassified for all periods presented to conform to the current-period presentation.

Below is a discussion of the Company’s current analysis, under applicable accounting guidance, of its potential liability for (i) amounts invoiced by BP under the OA (OA Liabilities), (ii) OPA-related environmental costs, and (iii) other contingent liabilities. Accounting rules require loss recognition only where a potential loss is considered probable and can be reasonably estimated.

The Company is fully indemnified by BP against OPA damage claims, NRD claims and assessment costs, and other potential liabilities. The Company may be required to recognize a liability for these amounts in advance of or in connection with recognizing a receivable from BP for the related indemnity payment. In all circumstances, however, the Company expects that any additional indemnified liability that may be recognized by the Company will be subsequently recovered from BP itself or through the guarantees of BPCNA or BP p.l.c. The Company has not recorded a liability for any costs that are subject to indemnification by BP.

OA Liabilities  Under the Settlement Agreement, all amounts deemed by BP to have been due under the OA, as well as all future amounts that otherwise would be invoiced to Anadarko under the OA, have been satisfied.

OPA-Related Environmental Costs  BP, Anadarko, and other parties, including parties that do not own an interest in the Lease, such as the drilling contractor, have received correspondence from the United States Coast Guard (USCG) referencing their identification as a “responsible party or guarantor” (RP) under OPA. Under OPA, RPs, including Anadarko, may be jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims related to the spill and spill cleanup. The USCG’s identification of Anadarko as an RP arises as a result of Anadarko’s status as a co-lessee in the Lease.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Deepwater Horizon Events (Continued)

Applicable accounting guidance requires the Company to accrue an environmental liability if it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Under accounting guidance applicable to environmental liabilities, a liability is presumed probable if the entity is both identified as an RP and associated with the environmental event. The Company’s co-lessee status in the Lease and the subsequent identification and treatment of the Company as an RP satisfies these standards and therefore establishes the presumption that the Company’s potential environmental liabilities related to the Deepwater Horizon events are probable. Given that such liabilities are probable, the Company must separately assess and estimate the Company’s allocable share of gross estimated OPA-related environmental costs.

As BP funds OPA-related environmental costs, any potential joint and several liability for these costs is satisfied for all RPs, including Anadarko. This bears significance in that once these costs are funded by BP, such costs are no longer analyzed as OPA-related environmental costs, but are instead analyzed as OA Liabilities. As discussed above, Anadarko has agreed with BP to settle its current and future OA Liabilities. Thus, potential liability to the Company for OPA-related environmental costs can only arise where BP does not, or otherwise is unable to fund all of the OPA-related environmental costs. Under this scenario, the joint and several nature of the liability for these costs could cause the Company to recognize a liability for OPA-related environmental costs. However, the Company is fully indemnified by BP against these costs (including guarantees by BPCNA or BP p.l.c.).

Gross OPA-Related Environmental Cost Estimate  In prior periods, the Company provided an estimated range of gross OPA-related environmental costs for all identified RPs. This estimate was comprised of spill-response costs and OPA damage claims and was derived from cost information received by the Company from BP. As a result of the Settlement Agreement, the Company no longer expects to receive cost and claims data related to the Deepwater Horizon events. Accordingly, the OPA-related environmental cost estimate included in BP’s public releases is the best data available to the Company and therefore herein and hereafter will be utilized by the Company in its accounting analysis.

Based on information included in BP p.l.c.’s public release on October 25, 2011, the range of gross OPA-related environmental costs is estimated to be $7.0 billion to $11.0 billion, excluding (i) amounts BP has already funded, which constitute settled OA Liabilities; (ii) amounts that cannot reasonably be estimated by BP, which include NRD claims and other litigation damages; and (iii) non-OPA-related fines and penalties that may be assessed against Anadarko, including assessments under the Clean Water Act (CWA). The Company believes that actual gross OPA-related environmental costs may vary from those estimated by BP p.l.c. in its public releases, perhaps materially from the above cost estimate.

Allocable Share of Gross OPA-Related Environmental Costs  Under applicable accounting guidance, the Company is required to estimate its allocable share of gross OPA-related environmental costs based on the Company’s estimate of the allocation method and percentage that may ultimately apply to it. To date, BP has paid all Deepwater Horizon event-related costs, which satisfies the Company’s potential liability for these costs. Additionally, BP has repeatedly stated publicly and in prior congressional testimony that it will continue to pay these costs. BP’s funding and public commentary has continued subsequent to the release of BP’s own investigation report, the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling’s final report, and the Deepwater Horizon Joint Investigation Team final report, which the Company considers to be significant positive indications in assessing the likelihood of BP continuing to fund all of these costs. Based on BP’s stated intent to continue funding these costs, the Company’s assessment of BP’s financial ability to continue funding these costs, and the impact of BP’s settlements with both of its OA partners, the Company believes the likelihood of BP not continuing to satisfy these claims to be remote. Accordingly, at September 30, 2011, the Company considers zero to be its allocable percentage share of gross OPA-related environmental costs and, consistent with applicable accounting guidance, continues to have a liability accrual of zero for these amounts.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Deepwater Horizon Events (Continued)

Other Contingencies

Penalties and Fines  These costs include amounts that may be assessed as a result of potential civil and/or criminal penalties under various federal, state, and/or local statutes and/or regulations as a result of the Deepwater Horizon events, including, for example, the CWA, the Outer Continental Shelf Lands Act, the Migratory Bird Treaty Act, and possibly other federal, state, and local laws. The foregoing does not represent an exhaustive list of statutes and regulations that potentially could trigger a penalty or fine assessment against the Company.

To date, no penalties or fines have been assessed against the Company. However, on December 15, 2010, the United States Department of Justice (DOJ), on behalf of the United States, filed a civil lawsuit in the United States District Court in New Orleans, Louisiana (Louisiana District Court) against several parties, including Anadarko Petroleum Corporation and Anadarko E&P Company LP (AE&P), a subsidiary of Anadarko, seeking an assessment of civil penalties under the CWA in an amount to be determined by the Louisiana District Court. The DOJ complaint seeks separate penalty assessments against both Anadarko Petroleum Corporation and AE&P (based on a temporary interest that AE&P at one time held in the Lease). In April 2011, the Company moved to dismiss AE&P from the DOJ lawsuit because the effective date of AE&P’s transfer of its interest in the Lease to Anadarko Petroleum Corporation pre-dated the Deepwater Horizon events. The Company currently believes it is probable that AE&P will not be found liable for CWA penalties upon the presentation of evidence. The Company believes the outcome of this decision will not have a material impact on Anadarko’s potential liability.

Although Anadarko was named in the DOJ civil lawsuit, its status as a defendant does not mean that Anadarko will be assessed a CWA penalty in that action. First, the Company has a defense to liability under the CWA based on the location from which the discharge occurred. If the court finds that the discharge of hydrocarbons came from the vessel (which includes the riser pipe), the Company may not be liable under the CWA because it neither owned nor operated the Deepwater Horizon drilling rig. Second, because CWA penalties, in practice, are generally assessed on a party-specific basis and take into account several factors including the party’s degree of fault, the Company considers its lack of direct involvement in the operation of the drilling rig and the spill itself significant in concluding that losses from CWA penalty assessments are not probable. This view was reinforced by the Louisiana District Court’s decision that dismissed all negligence claims against the Company based on the court’s finding that the Company did not exercise operational control over the events that led to the oil spill. Accordingly, the Company does not consider a CWA penalty assessment to be probable and, therefore, has not recorded a liability for potential CWA penalties at September 30, 2011.

In addition to concluding that any liability for CWA penalties is not probable, the Company currently cannot estimate the amount of any potential penalty. The CWA sets forth subjective criteria, including degree of fault and history of prior violations, which influence CWA penalty assessments. Thus, as a result of the subjective nature of CWA penalty assessments, the Company currently cannot estimate the amount of any such penalty. However, given the Company’s lack of direct operational involvement in the event, as recently confirmed by the Louisiana District Court, the Company believes that its potential exposure to CWA penalties will not materially impact the Company’s consolidated financial position, results of operations, or cash flows.

Natural Resource Damages  This category includes future damage claims that may be made by federal and/or state natural resource trustee agencies at the completion of injury assessments and restoration planning. Natural resources generally include land, fish, water, air, wildlife, and other such resources belonging to, managed by, held in trust by, or otherwise controlled by, the federal, state, or local government.

The NRD-assessment process is led by government agencies that act as trustees of natural resources on behalf of the public. Government agencies involved in the process include the Department of Commerce, the Department of the Interior (DOI), and the Department of Defense. These governmental departments, along with the five affected states – Alabama, Florida, Louisiana, Mississippi, and Texas – are referred to as the “Co-Trustees.” The Co-Trustees continue to conduct injury assessment and restoration planning.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Deepwater Horizon Events (Continued)

The DOJ civil lawsuit filed against BP, the Company, and others seeks unspecified damages for injury to federal natural resources. Not all of the Co-Trustees were a party to this lawsuit; however, during the second quarter of 2011, the states of Alabama and Louisiana each filed NRD-related state law claims against the Company in the Louisiana District Court. The Company filed a motion to dismiss all of the claims in both of these complaints in June 2011. The Court heard oral arguments on these and other parties’ motions in September 2011 and has taken the motions under advisement.

NRD claims are generally sought after the damage assessment and restoration planning is completed, which may take several years. Thus, the Company remains unable to reasonably estimate the magnitude of any NRD claim. The Company anticipates that BP will satisfy any NRD claim, which eliminates any potential liability to Anadarko for such costs. In the event any NRD damage claim is made directly against Anadarko, the Company is fully indemnified by BP against such claims (including guarantees by BPCNA or BP p.l.c.).

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

In August 2010, the United States Judicial Panel on Multidistrict Litigation created Multidistrict Litigation No. 2179 (MDL) to administer essentially all pretrial matters for litigation filed in federal court involving Deepwater Horizon event-related claims. Federal Judge Carl Barbier presides over this MDL in the Louisiana District Court. The Louisiana District Court has issued a number of case-management orders that establish a schedule for procedural matters, discovery, and trial of certain of the MDL cases. The parties to the MDL are actively engaged in discovery. In May 2011 and September 2011, Judge Barbier heard oral arguments on the numerous motions to dismiss filed by the multiple defendants named in this litigation. While a number of the motions remain pending, Judge Barbier has dismissed all maritime and state law claims filed against the Company by private plaintiffs seeking damages for economic loss. All negligence claims filed by these private plaintiffs against the Company have been dismissed based upon Judge Barbier’s finding that the Company did not exercise operational control over the events that led to the oil spill. In a separate order, Judge Barbier reached similar findings and dismissed all claims against the Company filed by private plaintiffs alleging personal injury caused by exposure to oil, fumes or other contaminants from the blowout or the chemical dispersants used during the post-spill cleanup operations. Judge Barbier further found that federal law exclusively applies to the private plaintiffs’ claims for property damage and economic loss and dismissed all state law claims against the Company asserting liability for such damages and losses. Only OPA claims asserted by private plaintiffs seeking economic loss damages against the Company remain. The Company, pursuant to the Settlement Agreement, is fully indemnified by BP against such OPA claims.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

The Louisiana District Court has scheduled a February 2012 trial in Transocean’s Limitation of Liability case in the MDL. This trial is to be the first phase of a three-phase trial, each phase designed to address different issues. The first phase of the trial is to determine certain liability issues and the liability allocation among the parties alleged to be involved in or liable for the Deepwater Horizon events. In April 2011, the Company filed its answer in this Limitation of Liability case and cross-claimed against affiliates of BP and Transocean Ltd. (Transocean), Halliburton Energy Services, Inc. (Halliburton), Cameron International Corporation (Cameron), and other third-party defendants. Transocean, Halliburton, and Cameron subsequently filed cross-claims against the Company, and BP filed a motion to stay the litigation in the MDL between BP and the non-operating OA parties. In the motion to stay, BP argued that the cross-claims asserted against BP by the Company and the other non-operating OA party are covered by the dispute resolution procedures under the OA and should be stayed. As a result of the Settlement Agreement, a mutual release of all claims, including those that could have been made in arbitration, was agreed to by the Company and BP. The Company has also assigned all rights, title, and interest to all claims that have been or could be asserted against third parties, including cross-claims filed against other third-party defendants, to BP, with the exception of rights to claims the Company may assert under its insurance policies.

Two separate class action complaints were filed in June and August 2010, in the United States District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 9, 2009, and June 12, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. In November 2010, the New York District Court consolidated the two cases and appointed The Pension Trust Fund for Operating Engineers and Employees’ Retirement System of the Government of the Virgin Islands (Virgin Islands Group) to act as Lead Plaintiff. In January 2011, the Lead Plaintiff filed its Consolidated Amended Complaint. Prior to filing its Consolidated Amended Complaint, the Lead Plaintiff requested leave from the New York District Court to transfer this lawsuit to the United States District Court for the Southern District of Texas. The Company opposes the Lead Plaintiff’s request to transfer the case to the District Court for the Southern District of Texas. The parties have submitted briefs to the New York District Court concerning the transfer of venue issue. In March 2011, the Company moved to dismiss the Consolidated Amended Complaint of the Lead Plaintiff, and in April 2011, the Lead Plaintiff filed its opposition to the motion to dismiss. The motion to transfer and motion to dismiss remain under advisement of the New York District Court.

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

In September 2010, a purported shareholder made a demand of the Company’s Board of Directors (Board) to investigate allegations of breaches of duty by members of management. The Board duly considered the demand, and in January 2011 determined that it would not be in the best interest of the Company to pursue the issues alleged in the demand letter.

Given the early stages of these proceedings, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses, related to ongoing proceedings. The Company intends to vigorously defend itself, its officers, and directors in all proceedings, and will avail itself of any and all indemnities provided by BP against civil damages.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Deepwater Horizon Events (Continued)

Remaining Liability Outlook    It is reasonably possible that the Company may recognize additional Deepwater Horizon event-related liabilities for potential fines and penalties, shareholder claims, and certain other claims not covered by the indemnification provisions of the Settlement Agreement; however, the Company does not believe that any potential liability attributable to the foregoing items, individually or in the aggregate, will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

The Company will continue to monitor the MDL and other legal proceedings discussed above as well as federal investigations related to the Deepwater Horizon events, including the investigation by the United States Chemical Safety Board. The Company cannot predict the nature of evidence that may be discovered during the course of legal proceedings and investigations, the timing of discovery, or the timing of completion of any legal proceedings or investigations. Although the Company is fully indemnified by BP against OPA damage claims, NRD claims and assessment costs, and certain other potential liabilities, the Company may be required to recognize a liability for these amounts in advance of or in connection with recognizing a receivable from BP for the related indemnity payment. In all circumstances, however, the Company expects that any additional indemnified liability that may be recognized by the Company will be subsequently recovered from BP itself or through the guarantees of BPCNA or BP p.l.c.

Insurance and Other Recoveries    The Company carries insurance to protect against potential financial losses. At the time of the Deepwater Horizon events, the Company’s insurance coverage applied to gross covered costs up to a level of approximately $710 million, less up to $60 million of deductibles. Based on Anadarko’s 25% non-operated leasehold interest in the Lease, the Company estimates its net insurance coverage will total not less than $178 million, less deductibles of $15 million. The Company has not recognized a receivable for any potential insurance recoveries in its Consolidated Balance Sheets, but expects to recover, at a minimum, the first $163 million of insured costs under its then-existing insurance policy. At this time, recovery of these amounts is not considered probable because the Company has not yet filed a claim. The Company also carries directors’ and officers’ insurance which covers certain risks associated with certain of the above-described legal proceedings.

As part of the Settlement Agreement, BP has agreed that, to the extent it receives value in the future from claims that it has asserted or could assert against third parties arising from or relating to the Deepwater Horizon events, it will make cash payments (not to exceed $1.0 billion in the aggregate) to Anadarko, on a current and continuing basis, of 12.5% of the aggregate value received by BP in excess of $1.5 billion. Any payments received by the Company pursuant to this arrangement will be accounted for as a reimbursement of the $4.0 billion payment made by the Company to BP as part of the Settlement Agreement.

3. Acquisitions

In May 2011, Anadarko increased its ownership interest in a natural-gas processing plant (Wattenberg Plant), located in northeast Colorado, by acquiring an additional 93% interest for $576 million. Anadarko operates and now owns a 100% interest in the Wattenberg Plant.

In February 2011, Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, acquired a natural-gas processing plant and related gathering systems (Platte Valley), located in northeast Colorado, for $302 million.

These acquisitions, along with future expansion plans, align Anadarko’s natural-gas processing capacity with the Company’s anticipated production growth in the Rocky Mountains Region (Rockies). In addition, these acquisitions position the Company to improve field recoveries and realize operational cost efficiencies.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Acquisitions (Continued)

The Wattenberg Plant and Platte Valley acquisitions constitute business combinations and were accounted for using the acquisition method. The following summarizes the preliminary fair value of assets acquired and liabilities assumed at the acquisition dates:

millions
Properties and equipment	$298
Intangible assets	165
Deferred income taxes	31
Other assets	4
Other liabilities	(21)
Goodwill	362

Total assets acquired and liabilities assumed	839

Less: Fair value of Anadarko’s pre-acquisition 7% equity interest in the Wattenberg Plant	37

Acquisition of midstream businesses	802

Loss on Anadarko’s preexisting contracts with the previous Wattenberg Plant owner	76

Total consideration paid	$878

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

Assets acquired and liabilities assumed are included within the midstream reporting segment, except for $335 million of goodwill and a portion of the related deferred tax asset recognized in connection with the Wattenberg Plant acquisition, which are included in the oil and gas exploration and production reporting segment. Goodwill of $469 million related to the Wattenberg Plant acquisition is amortizable for tax purposes.

Goodwill from these acquisitions is included in the oil and gas exploration and production reporting segment and the midstream reporting segment based on the increase in fair value to each of the respective reporting segments. The increase in fair value to these reporting segments is derived from improved NGLs volume retention from equity production and the alignment of Company-controlled natural-gas processing capacity with future production growth plans in the Rockies. Goodwill is not subject to amortization, but will be subject to annual impairment testing (or more frequent testing as circumstances dictate). At September 30, 2011, the Company had $5.6 billion of goodwill allocated as follows: $5.4 billion to oil and gas exploration and production; $102 million to other gathering and processing; $59 million to WES gathering and processing; and $5 million to transportation.

Prior to the Wattenberg Plant acquisition, the Company was party to natural-gas processing contracts with the previous Wattenberg Plant owner. As a result of the acquisition, these preexisting contracts were terminated, causing the Company to recognize a $76 million loss, which is included in gains (losses) on divestitures and other, net in the Consolidated Statements of Income for the nine months ended September 30, 2011. This loss represents the aggregate amount by which the contracts were unfavorable as compared to current market transactions for the same or similar services at the date of the Company’s acquisition of the Wattenberg Plant.

The Company also recognized a gain of $21 million from the acquisition-date fair-value remeasurement of its pre-acquisition 7% equity interest in the Wattenberg Plant. The gain is included in gains (losses) on divestitures and other, net in the Consolidated Statements of Income for the nine months ended September 30, 2011.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Acquisitions (Continued)

Results of operations attributable to the Wattenberg Plant and Platte Valley acquisitions are included in the Company’s Consolidated Statements of Income from the dates acquired. The amounts of revenue and earnings included in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2011, and the amounts of revenue and earnings that would have been recognized had the acquisitions occurred on January 1, 2010, are not material.

4.  Inventories

The major classes of inventories, included in other current assets, are as follows:

	September 30,	December 31,
millions	2011	2010
Crude oil	$133	$126
Natural gas	34	64
NGLs	60	61

Total	$227	$251

5.  Properties and Equipment

Suspended Exploratory Drilling Costs  The Company’s capitalized suspended well costs at September 30, 2011, and December 31, 2010, were $1.2 billion and $935 million, respectively. The increase in suspended exploratory drilling costs during 2011 primarily relates to the capitalization of costs associated with successful exploration drilling in Mozambique, Ghana and Brazil. For the nine months ended September 30, 2011, $32 million of exploratory well costs previously capitalized as suspended well costs for greater than one year were charged to dry hole expense and $116 million of capitalized suspended well costs were reclassified to proved properties.

Management believes projects with suspended exploratory drilling costs exhibit sufficient quantities of hydrocarbons to justify potential development and is actively assessing whether reserves can be attributed to these areas. If additional information becomes available that raises substantial doubt regarding the economic or operational viability of any of these projects, the associated costs will be expensed at the time such information becomes available.

Impairments  Impairment expense for the three and nine months ended September 30, 2011, was $183 million and $287 million, respectively. During the third quarter of 2011, the Company recognized impairments of $93 million related to United States offshore properties and $87 million related to the Company’s investment in Venezuelan assets due to changes in expected recoverable reserves in these areas. At September 30, 2011, the Company’s after-tax net investment in the Venezuelan assets was $38 million. During the second quarter of 2011, the Company recognized impairments of $100 million related to United States onshore properties due to a change in projected cash flows resulting from the Company’s intent to divest of the properties. All of these assets are included in the oil and gas exploration and production operating segment and were impaired to fair value, estimated using Level 3 fair-value inputs.

Impairment expense for the three and nine months ended September 30, 2010, was $20 million and $147 million, respectively, including $114 million recognized in the second quarter of 2010 related to a production platform included in the oil and gas exploration and production operating segment that remains idle with no identifiable plans for use, and for which a limited market currently exists. The platform was impaired to fair value, estimated using Level 3 fair-value inputs.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Properties and Equipment (Continued)

Assets Held for Sale   During the third quarter of 2011, the Company began marketing certain onshore domestic properties from both the oil and gas exploration and production operating segment and the other midstream operating segment in order to redirect its operating activities and capital to other areas. At September 30, 2011, net properties and equipment, goodwill and other intangible assets, and other long-term liabilities on the Company’s Consolidated Balance Sheets included $273 million, $42 million, and $6 million, respectively, associated with assets held for sale. The Company also recognized losses on assets held for sale of $268 million related to oil and gas exploration and production operating segment properties and $31 million related to other midstream operating segment properties. The assets were impaired to fair value, estimated using Level 3 fair-value inputs, with resulting losses included in gains (losses) on divestitures and other, net in the Consolidated Statements of Income for the three and nine months ended September 30, 2011.

6.  Noncontrolling Interests

In March and September 2011, WES issued approximately four million and six million common units to the public, respectively, raising net proceeds of $130 million and $198 million, respectively, which increased the noncontrolling interest component of total equity.

In August 2011, the WES subordinated limited partner units held by Anadarko converted to common limited partner units on a one-for-one basis. Upon this conversion, $162 million related to pre-conversion changes in the Company’s ownership interest in WES was transferred from noncontrolling interests to paid-in capital. Additionally, $32 million was recorded to paid-in capital as a result of WES’s third-quarter issuance of common units. The Company’s net income (loss) attributable to common stockholders, together with the above-described increases to Anadarko’s paid-in capital, for the three and nine months ended September 30, 2011, totaled $(2,857) million and $(2,097) million, respectively. At September 30, 2011, Anadarko’s ownership interest in WES consists of a 43.3% limited partner interest, a 2% general partner interest, and incentive distribution rights.

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

Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest-rate changes. The fair value of this swap portfolio increases (decreases) when interest rates increase (decrease).

The Company does not apply hedge accounting to any of its derivative instruments. As a result, both realized and unrealized gains and losses associated with derivative instruments are recognized in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings. Accumulated other comprehensive loss balances of $113 million ($72 million after tax) and $125 million ($79 million after tax) at September 30, 2011, and December 31, 2010, respectively, relate to interest-rate derivatives that were previously subject to hedge accounting.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  Below is a summary of the Company’s derivative instruments at September 30, 2011, related to its Oil and Natural-Gas Production/Processing Activities. The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are NYMEX Cushing prices.

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

Marketing and Trading Derivative Activities  In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and related derivative transactions used to manage commodity-price risk. At September 30, 2011, and December 31, 2010, the Company had fixed-price physical transactions related to natural gas totaling 28 billion cubic feet (Bcf) and 32 Bcf, respectively, offset by derivative transactions for 15 Bcf and 28 Bcf, respectively, for net positions of 13 Bcf and 4 Bcf, respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Derivative Instruments (Continued)

Interest-Rate Derivatives  In December 2008 and January 2009, Anadarko entered into interest-rate swap contracts as a fixed-rate payor to mitigate the interest-rate risk associated with anticipated 2011 and 2012 debt issuances. Due to rising interest rates thereafter, the fair value of the swap contracts increased and, in 2009, the Company revised the swap contract terms to increase the weighted-average interest rate of the swap portfolio from approximately 3.25% to approximately 4.80%, and realized a $552 million gain. During the third quarter of 2011, in order to better align the swap portfolio with the anticipated timing of future debt refinancing, the Company extended the swap maturity dates from October 2011 to June 2014 for interest-rate swaps with an aggregate notional principal amount of $1.85 billion. In connection with these extensions, the swap interest rates were also adjusted.

A summary of outstanding interest-rate swaps at September 30, 2011, is presented below.

millions except percentages	Reference Period		Weighted-Average Interest Rate
Notional Principal Amount:	Start	End
$ 150	October 2011	October 2041	4.65%
$ 250	October 2012	October 2022	4.91%
$ 750	October 2012	October 2042	4.80%
$ 750	June 2014	June 2024	6.00%
$ 1,100	June 2014	June 2044	5.57%

Effect of Derivative Instruments—Balance Sheet  The fair value of the Company’s derivative instruments is presented below.

		Gross Derivative Assets		Gross Derivative Liabilities
millions Derivatives	Balance Sheet Classification	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Commodity
	Other Current Assets	$428	$444	$(81)	$(274)
	Other Assets	166	242	(9)	(56)
	Accrued Expenses	4	89	(17)	(131)
	Other Liabilities	1	26	(8)	(28)

		599	801	(115)	(489)

Interest Rate and Other
	Accrued Expenses	—	—	(185)	(190)
	Other Liabilities	—	—	(987)	(45)

		—	—	(1,172)	(235)

Total Derivatives		$599	$801	$(1,287)	$(724)

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Effect of Derivative Instruments—Statement of Income  The realized and unrealized gain or loss amounts and classification of derivative instruments for the respective three and nine months ended September 30 are as follows:

		(Gain) Loss
millions Derivatives	Classification of (Gain) Loss Recognized	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity
	Gathering, Processing, and Marketing Sales(1)	$1	$(3)	$(2)	$17	$(8)	$9
	(Gains) Losses on Commodity Derivatives, net	(71)	(159)	(230)	(155)	(162)	(317)
Interest Rate and Other
	(Gains) Losses on Other Derivatives, net	—	854	854	2	937	939

Derivative (Gain) Loss, net		$(70)	$692	$622	$(136)	$767	$631

		(Gain) Loss
millions Derivatives	Classification of (Gain) Loss Recognized	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
		Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity
	Gathering, Processing, and Marketing Sales(1)	$—	$(4)	$(4)	$1	$(9)	$(8)
	(Gains) Losses on Commodity Derivatives, net	(157)	(43)	(200)	(339)	(713)	(1,052)
Interest Rate and Other
	(Gains) Losses on Other Derivatives, net	—	221	221	—	656	656

Derivative (Gain) Loss, net		$(157)	$174	$17	$(338)	$(66)	$(404)

(1)	Represents the effect of marketing and trading derivative activities.

Credit-Risk Considerations  The financial integrity of exchange-traded contracts is assured by NYMEX or the Intercontinental Exchange through systems of financial safeguards and transaction guarantees and is subject to nominal credit risk. Over-the-counter traded swaps, options, and futures contracts expose the Company to counterparty credit risk. The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines, and assesses the impact of a counterparty’s creditworthiness on fair value. The Company has the ability to require cash collateral or letters of credit to mitigate its credit-risk exposure. The Company has netting agreements with financial institutions that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across all derivative types. At September 30, 2011, $340 million of the Company’s $1.3 billion gross derivative liability balance, and at December 31, 2010, $394 million of the Company’s $724 million gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across commodity and interest-rate derivatives, as settlement timing differs.

Some of the Company’s derivative instruments are subject to provisions that may require collateralization of the Company’s obligations. However, most of the Company’s derivative counterparties maintain secured positions with respect to the Company’s derivative liabilities under the Company’s $5.0 billion senior secured revolving credit facility (the $5.0 billion Facility), the available capacity of which is sufficient to secure potential obligations to such counterparties.

Unsecured derivative obligations may require immediate settlement or full collateralization if certain credit-risk-related provisions are triggered, such as the Company’s credit rating declining to a level below investment grade by major credit rating agencies. For these counterparties, the aggregate fair value of all derivative instruments with credit-risk-related contingent features for which a net liability position existed was $10 million (net of collateral) at September 30, 2011 and December 31, 2010, and is included in accrued expenses on the Company’s Consolidated Balance Sheets.

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

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
September 30, 2011
millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets:
Commodity derivatives
Financial institutions	$2	$466	$—	$(84)	$(5)	$379
Other counterparties	—	131	—	(11)	—	120
Interest-rate and other derivatives	—	—	—	—	—	—

Total derivative assets	$2	$597	$—	$(95)	$(5)	$499

Liabilities:
Commodity derivatives
Financial institutions	$(3)	$(88)	$—	$84	$5	$(2)
Other counterparties	—	(24)	—	11	—	(13)
Interest-rate and other derivatives	—	(1,172)	—	—	110	(1,062)

Total derivative liabilities	$(3)	$(1,284)	$—	$95	$115	$(1,077)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

December 31, 2010
millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets:
Commodity derivatives
Financial institutions	$3	$557	$—	$(298)	$(15)	$247
Other counterparties	—	241	—	(148)	—	93

Total derivative assets	$3	$798	$—	$(446)	$(15)	$340

Liabilities:
Commodity derivatives
Financial institutions	$(2)	$(333)	$—	$298	$—	$(37)
Other counterparties	—	(154)	—	148	—	(6)
Interest-rate and other derivatives	—	(235)	—	—	15	(220)

Total derivative liabilities	$(2)	$(722)	$—	$446	$15	$(263)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

8.  Debt and Interest Expense

Debt  The following presents the Company’s outstanding debt and capital lease obligations. All of the Company’s outstanding debt is senior unsecured.

	$ 1,000,000	$ 1,000,000	$ 1,000,000	$ 1,000,000	$ 1,000,000	$ 1,000,000
	September 30, 2011			December 31, 2010
millions	Principal	Carrying Value	Fair Value	Principal	Carrying Value	Fair Value
Long-term notes and debentures	$13,952	$12,226	$13,752	$14,237	$12,488	$13,459
WES borrowings	500	494	503	299	299	299

Total borrowings	$14,452	$12,720	$14,255	$14,536	$12,787	$13,758
Capital lease obligations	229	229	N/A	226	226	N/A
Less: Current portion of long-term debt	141	141	134	289	291	296

Total long-term debt	$14,540	$12,808	$14,121	$14,473	$12,722	$13,462

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Debt and Interest Expense (Continued)

Debt Activity  The following presents the Company’s debt activity during the nine months ended September 30, 2011.

millions	Principal	Carrying Value	Description
Balance at December 31, 2010	$14,536	$12,787
Borrowings	560	560	WES credit facility
Repayments(1)	(389)	(389)	WES credit facility and WES term loan
Other, net	—	8	Changes in debt premium or discount

Balance at March 31, 2011	$14,707	$12,966

Issuance	500	494	WES 5.375% Senior Notes due 2021
Repayments(1)	(470)	(470)	WES credit facility
Other, net	—	8	Changes in debt premium or discount

Balance at June 30, 2011	$14,737	$12,998

Borrowings	10	10	WES credit facility
Repayments(1)	(285)	(285)	6.875% Senior Notes due 2011
	(10)	(10)	WES credit facility
Other, net	—	7	Changes in debt premium or discount

Balance at September 30, 2011	$14,452	$12,720

(1)	Debt repayment activity includes both scheduled repayments and retirements before scheduled maturity.

Anadarko Revolving Credit Facility and Letter of Credit Facility  During the third quarter of 2011, the Company entered into an agreement with a financial institution to provide up to $400 million of letters of credit (the LOC Facility). Compensating balances deposited at the financial institution provide for reduced fees under the LOC Facility. These compensating balances may be withdrawn at any time, resulting in higher fees under the LOC Facility. At September 30, 2011, cash and cash equivalents includes $325 million of demand deposits serving as compensating balances. The LOC Facility also requires the Company to maintain a senior debt revolving credit facility with minimum commitments of at least $1.0 billion and the availability to issue letters of credit of at least $400 million.

In August 2011, the Company amended the $5.0 billion Facility to reduce the maintenance costs and to lower the interest rates under the facility. At September 30, 2011, the $5.0 billion Facility was undrawn with available capacity of $4.6 billion ($5.0 billion undrawn capacity, less $400 million of letter-of-credit capacity maintained pursuant to the terms of the LOC Facility).

WES Revolving Credit Facility  During the first quarter of 2011, WES borrowed $310 million under its $450 million senior unsecured revolving credit facility, primarily to fund the Platte Valley acquisition. In March 2011, WES entered into a five-year, $800 million senior unsecured revolving credit facility (RCF), which amended and restated the $450 million senior unsecured revolving credit facility, and borrowed $250 million under the RCF to repay a senior unsecured term loan. Also during the first quarter of 2011, WES repaid $139 million of borrowings under its RCF primarily from proceeds related to its public offering of four million common units, which raised net proceeds of $130 million. During the second quarter of 2011, WES repaid the outstanding RCF borrowings with net proceeds from the public offering of $500 million 5.375% Senior Notes due 2021. At September 30, 2011, WES was in compliance with all covenants contained in the RCF, had no outstanding borrowings under the RCF, and had the full $800 million of RCF borrowing capacity available.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Debt and Interest Expense (Continued)

Interest Expense  The following summarizes the amounts included in interest expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions	2011	2010	2011	2010
Current debt, long-term debt, and other(1)	$245	$235	$743	$642
Loss on early debt retirements and commitment termination(2)	—	17	—	89
Capitalized interest	(39)	(34)	(101)	(89)

Interest expense	$206	$218	$642	$642

(1)

Included in the three and nine months ended September 30, 2010, is $7 million and $9 million, respectively, of unamortized debt issuance costs associated with the retirement of the midstream subsidiary note payable to a related party (Midstream Subsidiary Note).

(2)

Loss on early debt retirements in 2010 is the result of repurchasing $1.0 billion aggregate principal amount of debt due 2011 and 2012. Also included in the three and nine months ended September 30, 2010, is $17 million for commitment and structuring costs associated with a contemplated term-loan facility.

9.	Stockholders’ Equity

The reconciliation between basic and diluted EPS from continuing operations attributable to common stockholders is as follows:

	0,000,000	0,000,000	0,000,000	0,000,000
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions except per-share amounts	2011	2010	2011	2010
Income (loss):
Net income (loss) attributable to common stockholders	$(3,051)	$(26)	$(2,291)	$650
Less: Distributions on participating securities	—	—	—	1
Less: Undistributed income allocated to participating securities	—	—	—	4

Basic	$(3,051)	$(26)	$(2,291)	$645

Diluted	$(3,051)	$(26)	$(2,291)	$645

Shares:
Average number of common shares outstanding—basic	498	496	498	495
Dilutive effect of stock options and performance-based stock awards	—	—	—	1

Average number of common shares outstanding—diluted	498	496	498	496

Excluded (1)	12	12	12	6

Income (loss) per common share:
Basic	$(6.12)	$(0.05)	$(4.60)	$1.30
Diluted	$(6.12)	$(0.05)	$(4.60)	$1.30
Dividends per common share	$0.09	$0.09	$0.27	$0.27

(1)	Inclusion of the average shares for these awards would have had an anti-dilutive effect.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Commitments

In May 2011, Anadarko entered into two five-year lease agreements for deepwater drilling rigs. The rigs are expected to be delivered in late 2013 and early 2014. The lease obligations total approximately $1.2 billion, with aggregate future annual minimum lease payments of $30 million in 2013, $209 million in 2014, $238 million in 2015, and $715 million for the remaining lease term.

In October 2011, the Company and BP entered into the Settlement Agreement, pursuant to which the Company has agreed to pay $4.0 billion in cash and transfer its interest in the Lease to BP (subject to required governmental approvals of the transfer), and BP has agreed to accept this consideration in full satisfaction of its claims against Anadarko for $6.1 billion of invoices issued to date and to forgo reimbursement for all future costs arising from the Deepwater Horizon events, including future costs under the OA. In addition, BP has fully indemnified Anadarko against all claims, causes of action, losses, costs, expenses, liabilities, damages, or judgments of any kind arising out of the Deepwater Horizon events, related OPA damage claims, NRD claims and associated damage-assessment costs, and any claims arising under the OA. This indemnification has been guaranteed by BPCNA and in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. See Note 2 for additional information.

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

Litigation  The Company is subject to various claims by its royalty owners in the regular course of business as an oil and gas producer, including disputes regarding measurement, post-production costs and expenses, and royalty valuations. The Company and certain of its subsidiaries (collectively, the Anadarko Defendants) were named as defendants in a case styled U.S. of America ex rel. Harrold E. Wright v. AGIP Petroleum Co., et al. filed in September 2000 in the United States District Court for the Eastern District of Texas, Lufkin Division. This lawsuit generally alleged that the Anadarko Defendants and other industry defendants violated the False Claims Act by knowingly undervaluing natural gas in connection with royalty payments on production from federal and Indian lands. In June 2011, the Company finalized its settlement of this litigation for approximately $19 million that was previously expensed. The settlement has been approved by the United States government and resolves all claims related to this litigation, as well as several related administrative matters, against the Anadarko Defendants.

SM Energy has alleged that AE&P breached a Joint Exploration Agreement (JEA) originally executed between Anadarko and TXCO Energy Corp. (TXCO) in March 2008 relating to an oil and gas development project in Maverick, Dimmitt, Webb and LaSalle Counties in the Eagleford shale in South Texas. SM Energy is a party to the JEA through two letter agreements with TXCO dated April of 2008, to which Anadarko consented. SM Energy contends that Anadarko is required under the agreements to tender to them a proportionate share of the leasehold interests that Anadarko acquired in TXCO’s bankruptcy proceeding in February 2010. The arbitration hearing related to this dispute was held in September 2011. If the Company does not prevail in this matter, Anadarko could be obligated to sell a portion of its leasehold interest in the JEA to SM Energy or pay damages. The Company is vigorously defending this matter.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Contingencies (Continued)

In January 2009, Tronox Incorporated (Tronox), a former subsidiary of Kerr-McGee Corporation (Kerr-McGee), which is a current subsidiary of Anadarko, and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko, as well as litigation fees and costs. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Bankruptcy Court dismissed, with prejudice, Tronox’s request for punitive damages relating to the fraudulent-conveyance claims. The Bankruptcy Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. In May 2010, Anadarko and Kerr-McGee moved to dismiss certain claims in the amended complaint. In May 2011, the Bankruptcy Court dismissed two claims against Anadarko for conspiracy and aiding and abetting, and declined to dismiss a breach of fiduciary duty claim against Kerr-McGee. In August 2011, Tronox filed a motion for partial summary judgment on the issue of whether damages in the Adversary Proceeding are limited to the amount of Tronox’s environmental and tort creditor claims. Kerr-McGee and Anadarko filed a response and cross-motion in September 2011. Expert discovery is ongoing. The Adversary Proceeding is set for trial in April 2012.

The United States government was granted authority to intervene in the Adversary Proceeding, and it has asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act. Anadarko and Kerr-McGee have moved to dismiss the claims of the United States government, but that motion has been stayed by the Bankruptcy Court.

In August 2010, the Bankruptcy Court entered a Stipulation and Agreed Order among Tronox, Anadarko, and Kerr-McGee authorizing the rejection of the Master Separation Agreement (together with all annexes, related agreements, and ancillary agreements to it, the MSA). Anadarko and Kerr-McGee filed Proofs of Claim, which included claims for damages arising from the MSA rejection. In January 2011, the Bankruptcy Court entered a Stipulation and Agreed Order approving a settlement of Anadarko and Kerr-McGee’s rejection damage claims against Tronox. The settlement provided Anadarko a general unsecured claim against Tronox. In February 2011, in settlement of its claim, Anadarko received shares of Tronox stock, which were assigned to a financial institution in exchange for $46 million, included as a credit to general and administrative expenses in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2011. The Company will continue to monitor the impact that the rejection of the MSA may have on other litigation and other proceedings, including the Adversary Proceeding, and will assess the impact of future events on the Company’s consolidated financial position, results of operations, and cash flows.

In February 2011, in accordance with Chapter 11 of the United States Bankruptcy Code, Tronox emerged from bankruptcy pursuant to an August 2010 Bankruptcy Court approved Plan of Reorganization (Plan). The terms of the Plan, which were confirmed by the Bankruptcy Court in the third quarter of 2010, contemplate that the claims of the United States government (together with other federal, state, local, or tribal governmental entities having regulatory authority or responsibilities for environmental laws, the Governmental Entities) related to Tronox’s environmental liabilities will be settled through certain environmental response trusts and a litigation trust (Anadarko Litigation Trust). The Plan provides that the Governmental Entities will receive, among other things, 88% of the proceeds from the Adversary Proceeding. Additionally, certain creditors asserting tort claims against Tronox may receive, among other things, 12% of the proceeds from the Adversary Proceeding. Certain documents central to the Plan and the Adversary Proceeding were approved by the Bankruptcy Court in the fourth quarter of 2010 and in February 2011, including the Environmental Claims Settlement Agreement, the Tort Claims Trust Agreement, the Environmental Response Trust Agreement, and the Anadarko Litigation Trust Agreement (ALTA). In accordance with the Plan, the Adversary Proceeding will be prosecuted by the Anadarko Litigation Trust. Pursuant to the ALTA, the Anadarko Litigation Trust was “deemed substituted” for Tronox in the Adversary Proceeding as the party in such litigation. For purposes of this Form 10-Q, references to “Tronox” after February 2011 refer to the Anadarko Litigation Trust.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Contingencies (Continued)

In addition, in July 2009, a consolidated class action complaint was filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005, and January 12, 2009 (Class Period), against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP (collectively, the Securities Defendants). The complaint alleges causes of action arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee, and other defendants moved to dismiss the consolidated class action complaint and in August 2010 moved to dismiss an amended consolidated class action complaint that had been filed in July 2010. The New York District Court issued the second of two opinions and orders on the motions (Orders). Following the Orders, only the plaintiffs’ Section 20(a) claims under the Exchange Act remain against Anadarko and Kerr-McGee. The plaintiffs’ claims against Anadarko are limited to the period beginning on August 10, 2006, through the end of the Class Period. In August 2011, plaintiffs filed a motion for class certification. The Securities Defendants filed briefs in opposition to class certification in September 2011. The court denied class certification in October 2011 and has requested the parties to re-brief the class certification motion. The discovery process is ongoing.

Discovery and motions are still underway in the Tronox proceedings. The Company does not consider a loss related to this matter to be probable; however, a loss is possible, and such loss, if realized, could have a material adverse effect on the Company. At this time the Company cannot reasonably estimate a range of potential losses related to the proceedings described above because the amount of potential damages will depend on circumstances that have not yet occurred, including the outcome of expert testimony and certain determinations to be made by the Bankruptcy Court. The Company intends to continue to vigorously defend itself, its officers, and its directors in these proceedings.

Deepwater Drilling Moratorium and Other Related Matters  In May and July 2010, the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE), previously known as the Minerals Management Service, an agency of the DOI, issued directives requiring lessees and operators of federal oil and gas leases in the Outer Continental Shelf regions of the Gulf of Mexico and Pacific Ocean to cease drilling all new deepwater wells, including wellbore sidetracks and bypasses, through November 30, 2010 (the Moratorium). Anadarko ceased all drilling operations in the Gulf of Mexico in accordance with the Moratorium, which resulted in the suspension of operations of two operated deepwater wells (Lucius and Nansen) and one non-operated deepwater well (Vito). The Moratorium was lifted effective October 12, 2010. In July and August 2011, the DOI issued drilling permits to Anadarko for the Heidelberg appraisal well, the Cheyenne East exploration well near the Independence Hub facility, and a development well in the Nansen field. Drilling activity at these locations is expected to begin in late 2011. Anadarko is awaiting additional DOI approvals for other exploration plans and drilling permits.

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

In June 2010, the Company gave written notice of termination to the drilling contractor of a rig placed in force majeure in May 2010, and filed a lawsuit in the United States District Court for the Southern District of Houston, Texas (Houston, Texas District Court) against the drilling contractor seeking a judicial declaration that the Company’s interpretation of the drilling contract was correct and that the contract terminated on June 19, 2010. The drilling contractor filed an Original Answer in July 2010 denying the Moratorium constituted a force majeure event and asserted that Anadarko had breached the drilling contract. If the Company does not prevail in its claim, the Company could be obligated to pay the rig contract rate from the contract-termination date through March 2011, the end of the original contract term. The disputed rental for the contract period is $116 million; however, any potential damages would be reduced by, among other things, amounts resulting from the drilling contractor’s ability to mitigate damages by leasing the drilling rig to another third party, as well as cost savings realized by the drilling contractor as a result of not operating the drilling rig for the entire original contract period. At September 30, 2011, the Company has not recognized a liability for costs associated with this dispute as management believes payment related to this matter is not probable. The Company intends to vigorously pursue this claim.

In September 2010, the Company gave written notice of termination to another drilling contractor of a rig that had previously been placed in force majeure, and the Company filed a lawsuit in the Houston, Texas District Court against the drilling contractor seeking a judicial declaration that the Company’s interpretation of the drilling contract was correct and that the contract terminated on September 18, 2010. The drilling contractor filed a Motion to Dismiss and an Original Answer in October 2010. The Houston, Texas District Court, acting on its discretion, converted the Motion to Dismiss into a Motion for Summary Judgment and entered a scheduling order for submission of briefs during February and March 2011. In May 2011, the Company and the drilling contractor mutually agreed to dismiss all claims related to this dispute. The resolution of this dispute did not have an impact on Anadarko’s consolidated financial position, results of operations, or cash flows.

12.	Income Taxes

The following is a summary of income tax expense (benefit) and effective tax rates.

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2011	2010	2011	2010
Income tax expense (benefit)	$(1,468)	$94	$(762)	$660
Effective tax rate	33%	109%	25%	49%

The Company reported a loss before income taxes for the three and nine months ended September 30, 2011. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% statutory rate for the three and nine months ended September 30, 2011, is primarily attributable to tax expense associated with the accrual of the Algerian exceptional profits tax (which is non-deductible for Algerian income tax purposes), U.S. tax on foreign income, foreign tax rates in excess of the U.S. statutory rate and valuation allowances on foreign losses. The decrease from the 35% statutory rate for the nine months ended September 30, 2011, is also attributable to items resulting from business acquisitions. The decrease from the 35% statutory rate for the three and nine months ended September 30, 2011, is partially offset by U.S. income tax benefits associated with foreign losses and the restructuring of foreign operations, state income taxes, and other items.

The increase from the 35% statutory rate for the three and nine months ended September 30, 2010, is primarily attributable to tax expense associated with the accrual of the Algerian exceptional profits tax, U.S. tax on foreign income, foreign tax rates in excess of the U.S. statutory rate, valuation allowances on foreign losses, and unfavorable resolution of tax contingencies. The increase from the 35% statutory rate for the three and nine months ended September 30, 2010, is partially reduced by U.S. income tax benefits associated with foreign losses, the federal manufacturing deduction, and other items.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Supplemental Cash Flow Information

The following presents cash paid for interest (net of amounts capitalized) and income taxes, as well as non-cash investing transactions.

	Nine Months Ended September 30,
millions	2011	2010
Cash paid:
Interest	$708	$579
Income taxes	$238	$209
Non-cash investing activities:
Fair value of properties and equipment received in non-cash exchange transactions	$4	$32
Gain related to the fair-value remeasurement of Anadarko’s pre-acquisition 7% equity interest in the Wattenberg Plant	$21	$—

14.	Segment Information

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

To assess the performance of Anadarko’s operating segments, the CODM analyzes income (loss) before income taxes, interest expense, exploration expense, depreciation, depletion, and amortization (DD&A), impairments, Deepwater Horizon settlement and related costs, and unrealized (gains) losses on derivative instruments, net, less net income attributable to noncontrolling interests (Adjusted EBITDAX). The Company’s definition of Adjusted EBITDAX excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Anadarko’s definition of Adjusted EBITDAX also excludes exploration expense, as exploration expense is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX also excludes Deepwater Horizon settlement and related costs as these costs are outside the normal operations of the Company. See Note 2 for a discussion of Deepwater Horizon Events. Finally, unrealized (gains) losses on derivative instruments, net are excluded from Adjusted EBITDAX because unrealized (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2011	2010	2011	2010
Income (loss) before income taxes	$(4,496)	$86	$(2,991)	$1,352
Exploration expense	307	296	722	649
DD&A	932	962	2,902	2,845
Impairments	183	20	287	147
Deepwater Horizon settlement and related costs(1)	4,042	2	4,055	2
Interest expense	206	218	642	642
Unrealized (gains) losses on derivative instruments, net(2)	692	174	767	(66)
Less: Net income attributable to noncontrolling interests	23	18	62	42

Consolidated Adjusted EBITDAX	$1,843	$1,740	$6,322	$5,529

(1)

In the third quarter of 2011, the Company revised the definition of Adjusted EBITDAX to exclude the Deepwater Horizon settlement and related costs. The prior periods have been adjusted to reflect this change.

(2)

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

	Intersegment	Intersegment	Intersegment	Intersegment	Intersegment
millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended September 30, 2011:
Sales revenues	$1,801	$76	$1,507	$—	$3,384
Intersegment revenues	1,244	251	(1,386)	(109)	—
Gains (losses) on divestitures and other, net	(193)	(31)	—	39	(185)

Total revenues and other	2,852	296	121	(70)	3,199

Operating costs and expenses(1)	955	210	143	53	1,361
Realized (gains) losses on derivatives, net	—	—	—	(71)	(71)
Other (income) expense, net	—	—	—	40	40
Net income attributable to noncontrolling interests	—	23	—	—	23

Total expenses and other	955	233	143	22	1,353

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(3)	—	(3)

Adjusted EBITDAX	$1,897	$63	$(25)	$(92)	$1,843

Three Months Ended September 30, 2010:
Sales revenues	$1,318	$45	$1,153	$—	$2,516
Intersegment revenues	950	198	(1,051)	(97)	—
Gains (losses) on divestitures and other, net	(3)	—	—	37	34

Total revenues and other	2,265	243	102	(60)	2,550

Operating costs and expenses(1)	723	152	116	83	1,074
Realized (gains) losses on derivatives, net	—	—	—	(157)	(157)
Other (income) expense, net	—	—	—	(129)	(129)
Net income attributable to noncontrolling interests	—	18	—	—	18

Total expenses and other	723	170	116	(203)	806

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(4)	—	(4)

Adjusted EBITDAX	$1,542	$73	$(18)	$143	$1,740

(1)

Operating costs and expenses exclude exploration expense, DD&A, impairments, and Deepwater Horizon settlement and related costs since these expenses are excluded from Adjusted EBITDAX. For the three months ended September 30, 2010, $25 million has been reclassified from the oil and gas exploration and production segment to the midstream segment to properly reflect the previously reported amounts.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Segment Information (Continued)

	Intersegment	Intersegment	Intersegment	Intersegment	Intersegment
millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Nine Months Ended September 30, 2011:
Sales revenues	$5,668	$238	$4,436	$—	$10,342
Intersegment revenues	3,699	684	(4,066)	(317)	—
Gains (losses) on divestitures and other, net	(307)	(11)	—	104	(214)

Total revenues and other	9,060	911	370	(213)	10,128

Operating costs and expenses(1)	2,739	575	414	163	3,891
Realized (gains) losses on derivatives, net	—	—	—	(153)	(153)
Other (income) expense, net	—	—	—	(2)	(2)
Net income attributable to noncontrolling interests	—	62	—	—	62

Total expenses and other	2,739	637	414	8	3,798

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(8)	—	(8)

Adjusted EBITDAX	$6,321	$274	$(52)	$(221)	$6,322

Nine Months Ended September 30, 2010:
Sales revenues	$4,117	$145	$3,947	$—	$8,209
Intersegment revenues	3,259	630	(3,593)	(296)	—
Gains (losses) on divestitures and other, net	(15)	—	—	99	84

Total revenues and other	7,361	775	354	(197)	8,293

Operating costs and expenses(1)	2,169	501	349	139	3,158
Realized (gains) losses on derivatives, net	—	—	—	(339)	(339)
Other (income) expense, net	—	—	—	(106)	(106)
Net income attributable to noncontrolling interests	—	42	—	—	42

Total expenses and other	2,169	543	349	(306)	2,755

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(9)	—	(9)

Adjusted EBITDAX	$5,192	$232	$(4)	$109	$5,529

(1)

Operating costs and expenses exclude exploration expense, DD&A, impairments, and Deepwater Horizon settlement and related costs since these expenses are excluded from Adjusted EBITDAX. For the nine months ended September 30, 2010, $57 million has been reclassified from the oil and gas exploration and production segment to the midstream segment to properly reflect the previously reported amounts.

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

During the nine months ended September 30, 2011, the Company made contributions of $269 million to its funded pension plans, $8 million to its unfunded pension plans, and $13 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2011, the Company expects to contribute approximately $3 million to its funded pension plans, approximately $21 million to its unfunded pension plans, and approximately $5 million to its unfunded other postretirement benefit plans.

The following sets forth the Company’s pension and other postretirement benefit costs.

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
millions	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$20	$17	$3	$3
Interest cost	21	21	4	4
Expected return on plan assets	(21)	(21)	—	—
Amortization of net actuarial loss (gain)	22	14	—	(1)
Amortization of net prior service cost (credit)	—	1	—	—

Net periodic benefit cost	$42	$32	$7	$6

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
millions	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$59	$52	$7	$7
Interest cost	64	63	12	12
Expected return on plan assets	(64)	(62)	—	—
Amortization of net actuarial loss (gain)	64	49	—	(2)
Amortization of net prior service cost (credit)	1	2	—	(1)

Net periodic benefit cost	$124	$104	$19	$16

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about the energy market;

•	production levels;

•	reserve levels;

•	operating results;

•	competitive conditions;

•	technology;

•	the availability of capital resources, capital expenditures, and other contractual obligations;

•	the supply and demand for, the price of, and the commercializing and transporting of natural gas, crude oil, natural gas liquids (NGLs), and other products or services;

•	volatility in the commodity-futures market;

•	the weather;

•	inflation;

•	the availability of goods and services;

•	drilling risks;

•	future processing volumes and pipeline throughput;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business;

•

legislative or regulatory changes, including retroactive royalty or production tax regimes; hydraulic-fracturing regulation; deepwater drilling and permitting regulations; derivatives reform; changes in state, federal, and foreign income taxes; environmental regulation; environmental risks; and liability under federal, state, foreign, and local environmental laws and regulations;

•

the ability of BP Exploration & Production Inc. (BP) to meet its indemnification obligations to the Company for, among other things, damage claims arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and associated damage-assessment costs, and any claims arising under the Operating Agreement (OA) for the Macondo well, as well as the ability of BP Corporation North America Inc. (BPCNA) and BP p.l.c. to guarantee such indemnification obligations;

•

the outcome of events in the Gulf of Mexico and the impact of remaining claims related to the Deepwater Horizon events, including, but not limited to, fines, penalties and punitive damages for which the Company is not indemnified by BP, and the Company’s ability to successfully collect insurance proceeds;

•	the legislative and regulatory changes that may impact the Company’s Gulf of Mexico and international offshore operations resulting from the Deepwater Horizon events;

•	the Company’s ability to fully resume drilling operations in the Gulf of Mexico;

•	current and potential legal proceedings, environmental or other obligations related to or arising from Tronox Incorporated (Tronox);

•	civil or political unrest in a region or country;

•	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties;

•	volatility in the securities, capital, or credit markets;

•	the Company’s ability to successfully monetize select assets, repay its debt, and the impact of changes in the Company’s credit ratings;

•	disruptions in international crude oil cargo shipping activities;

•	electronic, cyber and physical security breaches;

•	the supply and demand, technological, political, and commercial conditions associated with long-term development and production projects in domestic and international locations;

•	the outcome of proceedings related to the Algerian exceptional profits tax; and

•

other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s 2010 Annual Report on Form 10-K, the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2011, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management.

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Part I, Item 1, the information set forth in Risk Factors under Part II, Item 1A as well as the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the 2010 Annual Report on Form 10-K, and the information set forth in the Risk Factors under Part I, Item 1A of the 2010 Annual Report on Form 10-K. Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

OVERVIEW

Anadarko is among the world’s largest independent oil and natural-gas exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, and NGLs. The Company also engages in the gathering, processing, and treating of natural gas, and the transporting of natural gas, crude oil, and NGLs. The Company operates worldwide, including activities in the United States, Algeria, Brazil, East and West Africa, China, Indonesia, and New Zealand.

Deepwater Horizon Settlement and Indemnity

In October 2011, the Company and BP entered into a settlement agreement, mutual releases, and agreement to indemnify, whereby the Company and BP agreed to a mutual release of claims against each other relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company has agreed to pay $4.0 billion in cash and transfer its interest in the Mississippi Canyon Block 252 lease (Lease) to BP (subject to required governmental approvals of the transfer), and BP has agreed to accept this consideration in full satisfaction of its claims against Anadarko for $6.1 billion of invoices issued to date and to forgo reimbursement for all future costs arising from the Deepwater Horizon events, including future costs under the OA. In addition, BP has fully indemnified Anadarko against all claims, causes of action, losses, costs, expenses, liabilities, damages, or judgments of any kind arising out of the Deepwater Horizon events, related OPA damage claims, NRD claims and associated damage-assessment costs, and any claims arising under the OA. This indemnification has been guaranteed by BPCNA and in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. Under the Settlement Agreement, BP does not indemnify the Company against fines and penalties, punitive damages, shareholder, derivative, or security laws claims, or certain other claims. The Company believes that costs associated with any non-indemnified items, individually or in the aggregate, will not materially impact the Company’s consolidated financial position, results of operations, or cash flows. Refer to Note 2—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion and analysis of these events.

Operating Highlights

Significant operating highlights during the third quarter of 2011 include the following:

Overall

•	Anadarko’s third-quarter sales volumes totaled 660 thousand barrels of oil equivalent per day (MBOE/d), representing a 5% increase over the third quarter of 2010.

•	Anadarko achieved liquid sales volumes of 281 MBOE/d, representing a 10% increase over the third quarter of 2010.

United States Onshore

•

The Company’s Rocky Mountains Region (Rockies) achieved third-quarter sales volumes of 304 MBOE/d, representing an 11% increase over the third quarter of 2010, with liquids sales volumes increasing 28% over the same period.

•

The Company’s Southern and Appalachia Region achieved third-quarter sales volumes of 143 MBOE/d, representing a 12% increase over the third quarter of 2010, primarily due to increased drilling in the Eagleford and Marcellus shales.

Gulf of Mexico

•	The Company’s Gulf of Mexico third-quarter sales volumes were 120 MBOE/d, representing a 19% decrease from the third quarter of 2010.

•	Anadarko and its partners finalized a unitization agreement to develop the Lucius field. Anadarko will operate the unit with a 35% working interest.

•	The Company received drilling permits for the Heidelberg appraisal well, the Cheyenne East exploration well near the Independence Hub facility, and a development well in the Nansen field.

International

•	The Company’s International third-quarter sales volumes were 78 MBOE/d, representing a 27% increase from the third quarter of 2010 primarily due to the start of liftings in Ghana in 2011.

•

The Barquentine-2 appraisal well (36.5% working interest) encountered more than 230 net feet of natural-gas pay in high-quality Oligocene-age reservoirs located in Mozambique’s Offshore Area 1 of the Rovuma Basin.

•

The Camarão exploration well (36.5% working interest) encountered approximately 240 net feet of natural-gas pay in a reservoir with previously announced discoveries in the Offshore Area 1 of the deepwater Rovuma Basin in Mozambique. In addition, the Camarão well discovered approximately 140 net feet of natural-gas pay in shallower Miocene and Oligocene sand packages.

•

The Akasa-1 exploration well (30.875% working interest) encountered 108 net feet of primarily high-quality, oil-bearing pay from Turonian-aged sand packages located in the West Cape Three Points Block offshore Ghana.

•

The Tweneboa-4 well (18% working interest) in the Deepwater Tano Block offshore Ghana was successfully tested, which resulted in sustained flow rates of approximately 3.5 MBOE/d of condensate and 30 million cubic feet per day (MMcf/d) of natural gas.

•	The Enyenra-3A appraisal well (18% working interest) confirmed an updip extension of the Enyenra oil field and encountered 56 net feet of oil pay in the Deepwater Tano Block offshore Ghana.

Financial Highlights

Significant financial highlights during the third quarter of 2011 include the following:

•	Anadarko’s net loss attributable to common stockholders for the third quarter of 2011, including the $4.0 billion effect of the Settlement Agreement, totaled $3.1 billion.

•	The Company generated $1.5 billion of cash flows from operations and ended the quarter with $3.5 billion of cash on hand.

•

The Company amended its $5.0 billion senior secured revolving credit facility (the $5.0 billion Facility) to reduce maintenance costs and to lower applicable interest rates under the facility by 125 basis points on borrowings and 30 basis points on undrawn amounts.

•	The Company entered into an agreement with a financial institution to provide up to $400 million of letters of credit (the LOC Facility) which lowered the Company’s cost to issue letters of credit.

•

Anadarko modified and extended swap maturity dates from October 2011 to June 2014 for certain of its interest-rate swaps with an aggregate notional principal amount of $1.85 billion to better align the swap portfolio with the anticipated timing of future debt issuances and adjusted the interest rates on these swaps.

•

The Company recognized losses of $299 million on assets held for sale, and impairments of $183 million, which related to onshore United States properties and the Company’s investment in Venezuelan assets.

Gulf of Mexico Deepwater Drilling Update

In July and August 2011, the Bureau of Ocean Energy Management, Regulation and Enforcement, an agency of the Department of the Interior (DOI), issued drilling permits to Anadarko for the Heidelberg appraisal well, the Cheyenne East exploration well near the Independence Hub facility, and a development well in the Nansen field. Drilling activity at these locations is expected to begin in late 2011. Anadarko is awaiting additional DOI approvals for other exploration plans and drilling permits. See Note 11—Contingencies—Deepwater Drilling Moratorium and Other Related Matters in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information on the Moratorium.

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended September 30, 2011,” refers to the comparison of the three months ended September 30, 2011, to the three months ended September 30, 2010, and any increases or decreases “for the nine months ended September 30, 2011,” refers to the comparison of the nine months ended September 30, 2011, to the nine months ended September 30, 2010. The primary factors that affect the Company’s results of operations include, among other things, commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

Selected Data

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2011	2010	2011	2010
Financial Results
Revenues and other	$3,199	$2,550	$10,128	$8,293
Costs and expenses	6,825	2,354	11,857	6,801
Other (income) expense	870	110	1,262	140
Income tax expense (benefit)	(1,468)	94	(762)	660
Net income (loss) attributable to common stockholders	$(3,051)	$(26)	$(2,291)	$650
Net income (loss) per common share attributable to common stockholders—diluted	$(6.12)	$(0.05)	$(4.60)	$1.30
Average number of common shares outstanding—diluted	498	496	498	496

Operating Results
Adjusted EBITDAX(1)	$1,843	$1,740	$6,322	$5,529
Sales volumes (MMBOE)	61	58	185	179

MMBOE—millions of barrels of oil equivalent

(1)

See Operating Results—Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income (loss) before income taxes, which is presented in accordance with GAAP.

FINANCIAL RESULTS

Net Income (Loss) Attributable to Common Stockholders  For the third quarter of 2011, Anadarko’s net loss attributable to common stockholders totaled $3.1 billion, or $6.12 per share (diluted), compared to a net loss attributable to common stockholders of $26 million, or $0.05 per share (diluted) for the third quarter of 2010. For the nine months ended September 30, 2011, Anadarko’s net loss attributable to common stockholders totaled $2.3 billion, or $4.60 per share (diluted), compared to net income attributable to common stockholders of $650 million, or $1.30 per share (diluted) for the same period of 2010. Anadarko’s net loss for the three and nine months ended September 30, 2011 includes the effects of the $4.0 billion Settlement Agreement with BP related to the Deepwater Horizon events.

Sales Revenues and Volumes

	Three Months Ended September 30,			Nine Months Ended September 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2011	vs. 2010	2010	2011	vs. 2010	2010
Sales Revenues
Natural-gas sales	$840	4%	$809	$2,564	(5)%	$2,692
Oil and condensate sales	1,905	47	1,298	5,948	44	4,138
Natural-gas liquids sales	377	66	227	1,080	47	736

Total	$3,122	34	$2,334	$9,592	27	$7,566

Anadarko’s sales revenues for the three months ended September 30, 2011, increased primarily due to higher commodity prices and increased liquids sales volumes. Anadarko’s sales revenues for the nine months ended September 30, 2011, increased primarily due to higher prices for crude oil and NGLs, as well as increased liquids sales volumes, partially offset by lower average natural-gas prices.

	Three Months Ended September 30,
millions	Natural Gas	Oil and Condensate	NGLs	Total
2010 sales revenues	$809	$1,298	$227	$2,334
Changes associated with sales volumes	14	106	32	152
Changes associated with prices	17	501	118	636

2011 sales revenues	$840	$1,905	$377	$3,122

	Nine Months Ended September 30,
	Natural Gas	Oil and Condensate	NGLs	Total
2010 sales revenues	$2,692	$4,138	$736	$7,566
Changes associated with sales volumes	24	232	96	352
Changes associated with prices	(152)	1,578	248	1,674

2011 sales revenues	$2,564	$5,948	$1,080	$9,592

	Three Months Ended September 30,			Nine Months Ended September 30,
	Inc/(Dec)			Inc/(Dec)
Sales Volumes	2011	vs. 2010	2010	2011	vs. 2010	2010
Barrels of Oil Equivalent (MMBOE except percentages)
United States	53	2%	53	162	2%	160
International	8	27	5	23	18	19

Total	61	5	58	185	4	179

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	582	2%	568	595	2%	584
International	78	27	61	83	18	71

Total	660	5	629	678	4	655

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Other (Income) Expense—(Gains) Losses on Commodity Derivatives, net. Production of natural gas, crude oil, and NGLs usually is not affected by seasonal changes in demand.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	Inc/(Dec)			Inc/(Dec)
	2011	vs. 2010	2010	2011	vs. 2010	2010
United States

Sales volumes—Bcf	209	2%	205	638	1%	632
MMcf/d	2,271	2	2,234	2,336	1	2,316
Price per Mcf	$4.02	2	$3.94	$4.02	(6)	$4.26
Natural-gas sales revenues (millions)	$840	4	$809	$2,564	(5)	$2,692

Bcf—billion cubic feet

MMcf/d—million cubic feet per day

The Company’s natural-gas sales volumes increased 37 MMcf/d and 20 MMcf/d for the three and nine months ended September 30, 2011, respectively. Increases during these periods were as follows: 66 MMcf/d and 64 MMcf/d, respectively, from increased drilling in the Rockies primarily in the Greater Natural Buttes area and the Wattenberg field, and 53 MMcf/d and 45 MMcf/d, respectively, in the Southern and Appalachia Region from increased drilling in the Marcellus shale. These increases were partially offset by lower sales volumes in the Gulf of Mexico of 82 MMcf/d and 89 MMcf/d, respectively, primarily due to natural production declines, downtime for scheduled maintenance and well testing across all facilities, and weather-related downtime. For the nine months ended September 30, 2011, the increase was also partially offset by lower sales volumes in the Gulf of Mexico that resulted from 2010 price-related royalty relief that does not apply for 2011.

The average natural-gas price Anadarko received increased for the three months ended September 30, 2011, primarily due to increased demand and lower year-over-year natural-gas inventory levels. The average natural-gas price Anadarko received decreased for the nine months ended September 30, 2011, primarily due to the industry’s supply growing at a faster pace than demand in 2011 relative to 2010.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	Inc/(Dec)			Inc/(Dec)
	2011	vs. 2010	2010	2011	vs. 2010	2010
United States
Sales volumes—MMBbls	12	(1) %	13	36	(1) %	37
MBbls/d	129	(1)	131	132	(1)	133
Price per barrel	$94.02	29	$72.65	$96.84	31	$73.85

International
Sales volumes—MMBbls	8	27%	5	23	18%	19
MBbls/d	78	27	61	83	18	71
Price per barrel	$109.69	45	$75.83	$108.47	43	$75.66

Total
Sales volumes—MMBbls	20	8%	18	59	6%	56
MBbls/d	207	8	192	215	6	204
Total price per barrel	$99.92	36	$73.67	$101.35	36	$74.48
Oil and condensate sales revenues (millions)	$1,905	47	$1,298	$5,948	44	$4,138

MMBbls—million barrels

MBbls/d—thousand barrels per day

Anadarko’s crude-oil and condensate sales volumes increased 15 MBbls/d for the three months ended September 30, 2011. This increase was attributable to sales-volume increases of 17 MBbls/d resulting from the 2011 start of production in Ghana and the timing of cargo liftings in Algeria, and 7 MBbls/d in the Rockies resulting from increased drilling at Wattenberg. Additionally, the Eagleford shale and Permian basin areas increased sales volumes approximately 150%, contributing to an additional 7 MBbls/d in the Southern and Appalachia Region during the period. Partially offsetting these increases was a 13 MBbls/d sales-volume decline in the Gulf of Mexico which resulted from natural production declines, downtime for scheduled maintenance and well testing, and weather-related downtime. For the nine months ended September 30, 2011, crude-oil and condensate sales volumes increased 11 MBbls/d for the reasons discussed above, with cumulative nine-month geographic sales-volume increases as follows: 12 MBbls/d from Ghana; 8 MBbls/d primarily from the Eagleford shale and Permian basin; and 5 MBbls/d from Wattenberg. These sales-volume increases were partially offset by lower sales volumes of 12 MBbls/d in the Gulf of Mexico, as discussed above.

Anadarko’s average crude-oil price received increased for the three and nine months ended September 30, 2011, as a result of increased global demand, as well as supply disruptions and unrest in the Middle East and North Africa. The crude-oil price realized by the Company was enhanced by the widening differential between West Texas Intermediate and Brent crude, as approximately 70% of Anadarko’s crude-oil sales volumes are sold based on prices that are either directly indexed to, or highly correlated to, Brent crude.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	Inc/(Dec)			Inc/(Dec)
	2011	vs. 2010	2010	2011	vs. 2010	2010
United States
Sales volumes—MMBbls	7	14%	6	20	13%	18
MBbls/d	74	14	65	74	13	65
Price per barrel	$55.47	46	$38.11	$53.48	30	$41.23
Natural-gas liquids sales revenues (millions)	$377	66	$227	$1,080	47	$736

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes increased by 9 MBbls/d for the three and nine months ended September 30, 2011. These increases were the result of the Company’s increased focus on liquids-rich areas and expanded horizontal drilling programs at Wattenberg. Also, the current-year NGLs sales-volume increases were aided by operational improvements that decreased maintenance downtime relative to 2010.

The average NGLs price increased for the three and nine months ended September 30, 2011, primarily due to higher crude-oil prices and sustained global petrochemical demand.

Gathering, Processing, and Marketing Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2011	vs. 2010	2010	2011	vs. 2010	2010
Gathering, processing, and marketing sales	$262	44%	$182	$750	17%	$643
Gathering, processing, and marketing expenses	214	60	134	590	27	466

Margin	$48	—	$48	$160	(10)	$177

The gathering, processing, and marketing margin was $48 million for the three months ended September 30, 2011 and 2010. For the current period, higher NGLs prices and volumes, and additional margin attributable to newly acquired midstream assets located in northeast Colorado were offset by higher transportation expense due to new transportation agreements effective in January 2011. For the nine months ended September 30, 2011, the gathering, processing, and marketing margin decreased $17 million primarily due to lower margins associated with natural-gas sales from inventory and an increase in transportation expense as discussed above. These decreases were partially offset by increased natural-gas processing margins due to higher NGLs prices and volumes, lower prices for natural-gas purchases, and favorable impacts attributable to 2011 asset acquisitions.

Gains (Losses) on Divestitures and Other, net

For the three and nine months ended September 30, 2011, gains (losses) on divestitures and other, net includes losses on assets held for sale of $299 million. These losses relate to properties in the oil and gas exploration and production operating segment and the other midstream operating segment. Partially offsetting these losses were gains on divestitures for the three and nine months ended September 30, 2011, of $73 million and $76 million, respectively, related to oil and gas exploration and production operating segment properties located in various international locations, including a gain on sale of $18 million and $21 million, respectively, related to contingent consideration to be received by the Company relative to its 2008 divestiture of its interest in the Peregrino field offshore Brazil. The contingent consideration is based on the value of oil produced from the divested properties. The Company expects to receive contingent consideration in excess of $400 million over the next several years. Also, for the nine months ended September 30, 2011, gains (losses) on divestitures and other, net includes a $76 million loss related to the effective termination of natural-gas processing contracts between the Company and the previous owner of the Wattenberg Plant that occurred as a result of the Company’s purchase of the Wattenberg Plant. The loss represents the aggregate amount by which the contracts were unfavorable as compared to current market transactions for the same or similar services at the date of the Company’s acquisition of the Wattenberg Plant. This loss was partially offset by the recognition of a $21 million gain from the acquisition-date fair-value remeasurement of the Company’s pre-acquisition 7% equity interest in the Wattenberg Plant.

Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2011	vs. 2010	2010	2011	vs. 2010	2010
Oil and gas operating	$262	27%	$207	$730	24%	$590
Oil and gas transportation and other	217	(1)	220	633	4	607
Exploration	307	4	296	722	11	649

Oil and gas operating expenses increased by $55 million and $140 million for the three and nine months ended September 30, 2011, respectively. These increases were primarily due to higher workover costs of $15 million and $44 million, respectively, primarily in the Gulf of Mexico and the Rockies; increased operating costs of $21 million and $49 million, respectively, resulting from the 2011 start of production in Ghana and increased outside-operated activity at Greater Green River basin in the Rockies and the Permian basin in the Southern and Appalachia Region.

For the three months ended September 30, 2011, oil and gas transportation and other expenses decreased $3 million. This decrease resulted from the Company expensing (rather than capitalizing) $15 million of drilling rig lease payments during the third quarter of 2010 as a result of rigs having to sit idle during the Gulf of Mexico deepwater drilling moratorium. This decrease was partially offset by higher oil and gas transportation expenses resulting from increased sales volumes, and by higher natural-gas processing fees that increase with increases in NGLs prices. For the nine months ended September 30, 2011, oil and gas transportation and other expenses increased by $26 million as a result of increased sales volumes and higher natural-gas processing fees, as discussed above, partially offset by the 2010 expensing of $27 million of drilling rig lease payments, as discussed above.

Exploration expense increased by $11 million for the three months ended September 30, 2011. This increase was due to $55 million of higher impairments of unproved properties, primarily in the Gulf of Mexico, and $29 million of higher geological and geophysical expense, primarily associated with increased seismic purchases in East Africa. These increases were partially offset by lower dry hole expense in East Africa of $41 million and Brazil of $34 million. For the nine months ended September 30, 2011, exploration expense increased $73 million primarily due to $101 million of higher geological and geophysical expense, primarily associated with increased seismic purchases in the Rockies, Gulf of Mexico, the Marcellus shale, Indonesia, and East Africa, as well as $22 million of higher impairments of unproved properties, primarily in the Gulf of Mexico. These increases were partially offset by $72 million of lower dry hole expense, primarily in East Africa, Brazil, and Alaska.

	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)
	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
General and administrative	$293	7%	$273	$806	17%	$686
Depreciation, depletion, and amortization	932	(3)	962	2,902	2	2,845
Other taxes	375	56	240	1,132	40	809
Impairments	183	NM	20	287	95	147
Deepwater Horizon settlement and related costs	4,042	NM	2	4,055	NM	2

NM—percentage change does not provide

meaningful information

For the three months ended September 30, 2011, general and administrative (G&A) expense increased by $20 million primarily due to higher employee-related costs of $21 million. For the nine months ended September 30, 2011, G&A expense increased by $120 million primarily due to higher employee-related costs of $82 million; higher legal, consulting, and other expenses of $53 million related to ongoing litigation and other matters; and increased insurance costs of $15 million primarily related to higher industry-specific rates as a result of the Deepwater Horizon events. These increased costs are partially offset by a gain of $46 million from a settlement in the first quarter of 2011 related to Tronox’s rejection of the Master Separation Agreement (together with all annexes, related agreements, and ancillary agreements thereto, the MSA) discussed in Note 11—Contingencies—Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. During the third quarter of 2011, legal expenses associated with the Deepwater Horizon events for all periods presented were reclassified from G&A expense to Deepwater Horizon settlement and related costs.

For the three months ended September 30, 2011, depreciation, depletion, and amortization (DD&A) expense decreased by $30 million. Overall, the Company’s DD&A rates were lower for the quarter, largely the result of a $70 million DD&A expense that was taken in 2010 as a result of the watering out of a field in the Gulf of Mexico. Lower DD&A rates for the quarter were partially offset by a $47 million increase in DD&A that resulted from increased sales volumes. For the nine months ended September 30, 2011, DD&A expense increased by $57 million primarily due to $87 million attributable to increased production volumes, partially offset by $43 million related to lower DD&A rates as discussed above.

For the three months ended September 30, 2011, other taxes increased by $135 million primarily due to higher crude-oil prices and increased sales volumes, which resulted in increased Algerian exceptional profits tax of $54 million, increased U.S. production and severance taxes of $42 million, and increased Chinese windfall profits tax of $21 million, as well as higher ad valorem taxes of $14 million due to higher assessed property values. For the nine months ended September 30, 2011, other taxes increased by $323 million primarily due to higher crude-oil prices and increased sales volumes, resulting in increased Algerian exceptional profits tax of $121 million, increased U.S. production and severance taxes of $106 million, and increased Chinese windfall profits tax of $58 million, as well as higher ad valorem taxes of $39 million due to higher assessed property values.

The arbitration hearing related to Anadarko’s dispute regarding the imposition of the Algerian exceptional profits tax was held in June 2011. Any decision issued by the arbitration panel is binding on the parties. Although the Company cannot reasonably determine the timing of a decision by the arbitration panel, the Company anticipates a decision could be issued by the arbitration panel prior to the end of 2011. Additional information regarding the Algerian exceptional profits tax is included in the Company’s 2010 Annual Report on Form 10-K.

Impairment expense was $183 million and $287 million for the three and nine months ended September 30, 2011, respectively. During the third quarter of 2011, the Company recognized impairments of $93 million related to United States offshore properties and $87 million related to the Company’s investment in Venezuelan assets due to changes in expected recoverable reserves in these areas. During the second quarter of 2011, the Company recognized impairments of $100 million related to United States onshore properties due to a change in projected cash flows resulting from the Company’s intent to divest of the properties. All of these assets are included in the oil and gas exploration and production operating segment and were impaired to fair value, estimated using Level 3 fair-value inputs. Impairment expense for the three months ended September 30, 2010, was primarily attributable to $18 million of oil and gas exploration and production operating segment properties located in the United States. Impairments for the nine months ended September 30, 2010, included $137 million of oil and gas exploration and production operating segment properties located in the United States, $114 million of which related to a production platform that remains idle with no identifiable plans for use, and for which a limited market currently exists.

In October 2011, the Company and BP entered into the Settlement Agreement, pursuant to which the Company has agreed to pay $4.0 billion in cash and transfer its interest in the Lease to BP (subject to required governmental approvals of the transfer), and BP has agreed to accept this consideration in full satisfaction of its claims against Anadarko for $6.1 billion of invoices issued to date and to forgo reimbursement for all future costs arising from the Deepwater Horizon events, including future costs under the OA. The Company recorded a $4.0 billion expense for the settlement during the third quarter of 2011. In addition, BP has fully indemnified Anadarko against all claims, causes of action, losses, costs, expenses, liabilities, damages, or judgments of any kind arising out of the Deepwater Horizon events, related OPA damage claims, NRD claims and associated damage-assessment costs, and any claims arising under the OA. The Company may be required to recognize a liability for these amounts in advance of or in connection with recognizing a receivable from BP for the related indemnity payment. In all circumstances, however, the Company expects that any additional indemnified liability that may be recognized by the Company will be subsequently recovered from BP itself or through the guarantees of BPCNA or BP p.l.c. Additionally, as part of the Settlement Agreement BP has agreed that, to the extent it receives value in the future from claims that it has asserted or could assert against third parties arising from or relating to the Deepwater Horizon events, it will make cash payments (not to exceed $1.0 billion in the aggregate) to Anadarko, on a current and continuing basis, of 12.5% of the aggregate value received by BP in excess of $1.5 billion. Any payments received by the Company pursuant to this arrangement will be accounted for as a reimbursement of the $4.0 billion payment made by the Company to BP as part of the Settlement Agreement. During the third quarter of 2011, legal expenses associated with the Deepwater Horizon events for all periods presented were reclassified from G&A expense to Deepwater Horizon settlement and related costs. The Company expects legal costs to continue in future periods as the Deepwater Horizon litigation progresses through the court system. Refer to Note 2—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Other (Income) Expense

	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)
	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
Interest Expense
Current debt, long-term debt, and other	$245	4%	$235	$743	16%	$642
Loss on early debt retirements and commitment termination	—	(100)	17	—	(100)	89
Capitalized interest	(39)	(15)	(34)	(101)	(13)	(89)

Interest expense	$206	(6)	$218	$642	—	$642

For the three months ended September 30, 2011, interest expense decreased by $12 million due to $17 million of commitment and structuring costs expensed in 2010 associated with a contemplated term-loan facility and $7 million related to unamortized debt issuance costs associated with the retirement of the Midstream Subsidiary Note Payable to a Related Party in 2010, partially offset by $9 million of interest related to the Company’s capital lease obligations incurred in 2011.

Interest expense was $642 million for the nine months ended September 30, 2011 and 2010. For the current period, higher interest costs were attributable to $48 million related to increases in the Company’s average outstanding debt balance and weighted-average interest rate on outstanding debt, $26 million of interest on capital lease obligations incurred in 2011, $23 million attributable to increased amortization of prepaid debt-issuance and credit-facility origination costs, and $22 million related to increased letter-of-credit and credit-facility commitment fees. These items were offset by $72 million related to 2010 losses on early debt retirements, $17 million of commitment and structuring costs, as discussed above, $12 million of increased capitalized interest in 2011 due to higher construction-in-progress balances related to long-term capital projects, and $9 million related to unamortized debt issuance costs associated with the retirement of the Midstream Subsidiary Note Payable to a Related Party in 2010. For additional information regarding the Company’s financing activities, see Liquidity and Capital Resources.

In October 2011, Anadarko entered into the Settlement Agreement with BP for $4.0 billion in cash. Anadarko is required to remit the settlement amount to BP on or before November 30, 2011, and expects to fund such payment with a combination of cash on hand and borrowings under the $5.0 billion Facility. The Company expects interest expense to increase while such borrowings under the $5.0 billion Facility remain outstanding.

	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)
	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
(Gains) Losses on Commodity Derivatives, net
Realized (gains) losses
Natural gas	$(72)	(54)%	$(155)	$(215)	(36)%	$(337)
Oil and condensate	—	(100)	(2)	59	NM	(2)
Natural gas liquids	1	(100)	—	1	(100)	—

Total realized (gains) losses	(71)	(55)	(157)	(155)	(54)	(339)

Unrealized (gains) losses
Natural gas	(7)	(94)	(122)	54	(110)	(522)
Oil and condensate	(133)	NM	79	(197)	3	(191)
Natural gas liquids	(19)	100	—	(19)	100	—

Total unrealized (gains) losses	(159)	NM	(43)	(162)	(77)	(713)

Total (gain) loss on commodity derivatives, net	$(230)	15	$(200)	$(317)	(70)	$(1,052)

The Company enters into commodity derivatives to manage the risk of a decrease in the market prices for its anticipated sales of production. The change in (gains) losses on commodity derivatives, net includes the impact of changes in fair value of open positions at September 30 of each year and changes in fair value of derivatives entered into or settled within each period. For additional information on (gains) losses on commodity derivatives, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)
	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
(Gains) Losses on Other Derivatives, net
Realized (gains) losses—interest-rate derivatives and other	$—	—%	$—	$2	(100)%	$—
Unrealized (gains) losses—interest-rate derivatives and other	854	NM	221	937	(43)	656

Total (gain) loss on other derivatives, net	$854	NM	$221	$939	(43)	$656

Anadarko enters into interest-rate swaps to fix or float interest rates on existing or anticipated indebtedness to manage interest-rate risk. In December 2008 and January 2009, Anadarko entered into interest-rate swap contracts as a fixed-rate payor to mitigate the interest-rate risk associated with anticipated 2011 and 2012 debt issuances. Due to rising interest rates thereafter, the fair value of the swap contracts increased and, in 2009, the Company revised the swap contract terms to increase the weighted-average interest rate of the swap portfolio from approximately 3.25% to approximately 4.80%, and realized a $552 million gain. During the third quarter of 2011, in order to better align the swap portfolio with the anticipated timing of future debt refinancing, the Company extended the swap maturity dates from October 2011 to June 2014 for interest-rate swaps with an aggregate notional principal amount of $1.85 billion. In connection with these extensions, the swap interest rates were also adjusted. For additional information, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)
	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2011	Inc/(Dec) vs. 2010	2010	2011	Inc/(Dec) vs. 2010	2010
Other (Income) Expense, net
Interest income	$(4)	33%	$(3)	$(16)	60%	$(10)
Other	44	(135)	(126)	14	(115)	(96)

Total other (income) expense, net	$40	(131)	$(129)	$(2)	(98)	$(106)

Under the terms of the MSA entered into between Kerr-McGee Corporation (Kerr-McGee) and Tronox, a former subsidiary of Kerr-McGee that held Kerr-McGee’s chemical business, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental-remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The reimbursement obligation under the MSA was limited to a maximum aggregate reimbursement of $100 million. Total other income for the three and nine months ended September 30, 2010, includes the impact of the Company’s reversal of the remaining $95 million reimbursement obligation that was provided by Kerr-McGee to Tronox pursuant to the terms of the MSA.

In addition, total other income for the three months ended September 30, 2011, decreased $76 million due to exchange-rate changes applicable to foreign currency purchased in anticipation of funding future expenditures on major development projects and cash held in escrow of $186 million as of September 30, 2011, pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil. The Brazilian tax matter is currently being considered by the Brazilian courts, and the Company expects a decision in the near term. An unfavorable decision may require the Company to record an additional tax liability in its financial statements. For the nine months ended September 30, 2011, total other income also decreased $13 million due to exchange-rate changes applicable to foreign currency, as discussed above.

Income Tax Expense

	2010	2010	2010	2010
	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2011	2010	2011	2010
Income tax expense (benefit)	$(1,468)	$94	$(762)	$660
Effective tax rate	33%	109%	25%	49%

The Company reported a loss before income taxes for the three and nine months ended September 30, 2010. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% statutory rate for the three and nine months ended September 30, 2011, is primarily attributable to the following:

•	tax expense associated with the accrual of the Algerian exceptional profits tax, which is non-deductible for Algerian income tax purposes;

•	U.S. tax on foreign income; and

•	foreign tax rates in excess of the U.S. statutory rate and valuation allowances on foreign losses.

The decrease from the 35% statutory rate for the nine months ended September 30, 2011, is also attributable to items resulting from business acquisitions.

The decrease from the 35% statutory rate for the three and nine months ended September 30, 2011, is partially offset by U.S. income tax benefits associated with foreign losses and the restructuring of foreign operations, state income taxes, and other items.

The increase from the 35% statutory rate for the three and nine months ended September 30, 2010, is primarily attributable to the following:

•	tax expense associated with the accrual of the Algerian exceptional profits tax;

•	U.S. tax on foreign income;

•	foreign tax rates in excess of the U.S. statutory rate and valuation allowances on foreign losses; and

•	unfavorable resolution of tax contingencies.

The increase from the 35% statutory rate for the three and nine months ended September 30, 2010, is partially reduced by U.S. income tax benefits associated with foreign losses, the federal manufacturing deduction, and other items.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2011, the Company’s net income attributable to noncontrolling interests of $23 million and $62 million, respectively, primarily related to the public ownership interest in Western Gas Partners, LP (WES), of 54.7% at September 30, 2011. For the three and nine months ended September 30, 2010, the Company’s net income attributable to noncontrolling interests of $18 million and $42 million, respectively, primarily related to the public ownership in WES, of 45.8% at September 30, 2010. See Note 6—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes income (loss) before income taxes, interest expense, exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, and unrealized (gains) losses on derivative instruments, net, less net income attributable to noncontrolling interests (Adjusted EBITDAX). The Company’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Anadarko’s definition of Adjusted EBITDAX also excludes exploration expense because it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX also excludes Deepwater Horizon settlement and related costs as these costs are outside the normal operations of the Company. See Note 2—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion of the Deepwater Horizon events. In addition, unrealized (gains) losses on derivative instruments, net are excluded from Adjusted EBITDAX because unrealized (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

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

Adjusted EBITDAX

	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)	Inc/(Dec)
	Three Months Ended September 30,			Nine Months Ended September 30,
	Inc/(Dec)			Inc/(Dec)
millions except percentages	2011	vs. 2010	2010	2011	vs. 2010	2010
Income (loss) before income taxes	$(4,496)	NM	$86	$(2,991)	NM	$1,352
Exploration expense	307	4%	296	722	11%	649
DD&A	932	(3)	962	2,902	2	2,845
Impairments	183	NM	20	287	95	147
Deepwater Horizon settlement and related costs(1)	4,042	NM	2	4,055	NM	2
Interest expense	206	(6)	218	642	—	642
Unrealized (gains) losses on derivative instruments, net(2)	692	NM	174	767	NM	(66)
Less: Net income attributable to noncontrolling interests	23	28	18	62	48	42

Consolidated Adjusted EBITDAX	$1,843	6	$1,740	$6,322	14	$5,529

Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$1,897	23%	$1,542	$6,321	22%	$5,192
Midstream	63	(14)	73	274	18	232
Marketing	(25)	(39)	(18)	(52)	NM	(4)
Other and intersegment eliminations	(92)	(164)	143	(221)	NM	109

(1)

In the third quarter of 2011, the Company revised the definition of Adjusted EBITDAX to exclude the Deepwater Horizon settlement and related costs. The prior periods have been adjusted to reflect this change.

(2)

In the fourth quarter of 2010, the Company revised the definition of Adjusted EBITDAX to exclude the impact of unrealized (gains) losses on derivative instruments, net. The prior periods have been adjusted to reflect this change.

Oil and Gas Exploration and Production  Adjusted EBITDAX for the three and nine months ended September 30, 2011, increased primarily due to the impact of higher commodity prices and higher sales volumes partially offset by losses on oil and gas assets held for sale and increased operating expenses, primarily other taxes, which increased as a result of higher sales volumes and commodity prices. The increase for the nine months ended September 30, 2011, was also partially offset by a $76 million loss related to the effective termination of natural-gas processing contracts between the Company and the previous owner of the Wattenberg Plant that occurred as a result of the Company’s purchase of the Wattenberg Plant. The loss represents the aggregate amount by which the contracts were unfavorable compared to current market transactions for the same or similar services at the date of the Company’s acquisition of the Wattenberg Plant.

Midstream  Adjusted EBITDAX for the three months ended September 30, 2011, decreased due to losses on assets held for sale, partially offset by increased margins due to an increase in NGLs prices and volumes, as well as favorable impacts from the 2011 asset acquisitions. The increase in Adjusted EBITDAX for the nine months ended September 30, 2011, resulted from increased margins due to higher NGLs prices and volumes, lower prices for natural-gas purchases, and increases related to the 2011 asset acquisitions. Also contributing to the increase in Adjusted EBITDAX for the nine months ended September 30, 2011, was the recognition of a $21 million gain from the acquisition-date fair-value remeasurement of the Company’s pre-acquisition 7% equity interest in the Wattenberg Plant. These increases were partially offset by losses on midstream assets held for sale.

Marketing  Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. Adjusted EBITDAX for the three months ended September 30, 2011, decreased primarily due to an increase in transportation expense related to new transportation agreements effective January 2011, partially offset by higher margins associated with natural-gas sales. Adjusted EBITDAX for the nine months ended September 30, 2011, decreased primarily due to lower margins associated with natural-gas sales from inventory and an increase in transportation expense as discussed above.

Other and Intersegment Eliminations  Other and intersegment eliminations consist primarily of corporate costs, realized gains and losses on derivatives, and income from hard minerals investments and royalties. The decrease in Adjusted EBITDAX for the three and nine months ended September 30, 2011, was primarily due to lower realized gains on commodity derivatives in 2011, exchange-rate changes applicable to foreign currency, and the 2010 reversal of the remaining $95 million reimbursement obligation that was provided by Kerr-McGee to Tronox pursuant to the terms of the MSA.

LIQUIDITY AND CAPITAL RESOURCES

Overview  Anadarko generates cash needed to fund capital expenditures, debt-service obligations, and dividend payments primarily from operating activities, and enters into debt and equity transactions to maintain the desired capital structure and to finance acquisition opportunities. Liquidity may also be enhanced through asset divestitures and joint ventures that reduce future capital expenditures.

Consistent with this approach, during the nine months ended September 30, 2011, cash flows from operating activities were the primary source of capital investment funding. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with expected cash flows and its projected debt-repayment schedule, and evaluates available funding alternatives in light of both current and expected conditions.

At September 30, 2011, the $5.0 billion Facility was undrawn, providing available borrowing capacity of $4.6 billion ($5.0 billion undrawn capacity, less $400 million of letter-of-credit capacity maintained pursuant to the terms of the LOC Facility discussed below). The Company plans to fund Anadarko’s $4.0 billion cash obligation to BP using a combination of cash on hand and borrowings from the $5.0 billion Facility on or before November 30, 2011. Additionally, the Company plans to repay Deepwater Horizon settlement-related borrowings with a portion of the proceeds from a possible monetization of its Brazilian subsidiary. The Company has opened a data room for its Brazilian properties, with anticipated closing of a sale in 2012, subject to the Company achieving its desired value threshold through the bid process and subsequent regulatory approval.

At September 30, 2011, Anadarko’s scheduled 2012 debt maturities, excluding capital lease obligations, were $170 million. In addition, the Zero-Coupon Senior Notes can be put to the Company in October 2012 at an accreted value of $682 million. The Company has a variety of funding sources available to satisfy these obligations, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures or joint-venture arrangements, and available capacity under the $5.0 billion Facility. Additionally, management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund current operations.

Revolving Credit Facility and Letter of Credit Facility    In August 2011, the Company amended the $5.0 billion Facility to reduce maintenance costs and to lower the interest rates under the facility to (i) LIBOR plus a margin ranging from 1.25% to 2.50%, depending on the Company’s current credit rating, or (ii) the greatest of (a) the JPMorgan Chase Bank, N.A. prime rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) one-month LIBOR plus 1%, plus in each case, an applicable margin ranging from 0.25% to 1.50%.

Obligations incurred under the $5.0 billion Facility are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. The Company was in compliance with all applicable covenants at September 30, 2011, and there were no restrictions on the Company’s ability to access the available capacity under the $5.0 billion Facility. The Company plans to make a draw on the $5.0 billion Facility to fund a portion of its obligation to remit $4.0 billion to BP pursuant to the Settlement Agreement.

Also, during the third quarter of 2011, the Company entered into the LOC Facility. Compensating balances deposited at the financial institution provide for reduced fees under the LOC Facility. These compensating balances may be withdrawn at any time, resulting in higher fees under the LOC Facility. At September 30, 2011, cash and cash equivalents includes $325 million of demand deposits serving as compensating balances. The LOC Facility also requires the Company to maintain a senior debt revolving credit facility with minimum commitments of at least $1.0 billion and the availability to issue letters of credit of at least $400 million.

WES Funding Sources  Anadarko’s consolidated subsidiary, WES, primarily uses cash flow from operations to fund its ongoing operations (including capital investments in the ordinary course of business), service its debt, and make distributions to equity holders. As needed, WES supplements cash generated from its operating activities with proceeds from debt or equity issuances or borrowings under its five-year, $800 million senior unsecured revolving credit facility (RCF).

In March 2011, WES entered into its RCF which amended and restated its $450 million senior unsecured revolving credit facility. Borrowings under the RCF bear interest at (i) LIBOR plus an applicable margin ranging from 1.30% to 1.90%, or (ii) the greatest of (a) the Wells Fargo Bank, National Association prime rate, (b) the Federal Funds Effective Rate plus 0.50%, or (c) one-month LIBOR plus 1%, plus in each case, an applicable margin ranging from 0.30% to 0.90%. At September 30, 2011, WES was in compliance with all covenants contained in the RCF, had no outstanding borrowings under the RCF, and had the full $800 million of RCF borrowing capacity available. See Financing Activities below.

Sources of Cash

Operating Activities  Anadarko’s cash flows from operating activities during the nine months ended September 30, 2011, was $4.6 billion, compared to $3.9 billion for the same period of 2010. Cash flows for 2011 increased primarily due to higher crude-oil and NGLs prices and higher sales volumes, but were partially offset by lower natural-gas prices, the impact of changes in working capital, and increased operating expenses primarily due to other taxes which increased as a result of higher sales volumes and commodity prices.

One of the primary sources of variability in the Company’s cash flows from operating activities is fluctuations in commodity prices, which Anadarko partially mitigates from time-to-time by entering into commodity derivatives. Sales-volume changes also impact cash flows, but have not been as volatile as commodity prices. Anadarko’s long-term cash flows from operating activities are dependent on commodity prices, sales volumes, the amount of costs and expenses required for continued operations and debt service.

Financing Activities  During the nine months ended September 30, 2011, Anadarko’s consolidated subsidiary, WES, borrowed $320 million under its RCF primarily to fund a third-party asset acquisition and $250 million under its RCF to repay the senior unsecured term loan (Term Loan) as discussed in Uses of Cash. Also, in March and September 2011, WES issued approximately four million and six million common units to the public, respectively, raising net proceeds of $130 million and $198 million, respectively, which were used to repay outstanding RCF borrowings and for other general partnership purposes. During the second quarter of 2011, WES completed a public offering of $500 million aggregate principal amount of 5.375% Senior Notes due 2021, with net proceeds from the offering used to repay amounts then outstanding under its RCF.

During the nine months ended September 30, 2011, Anadarko received $57 million from the issuance of common stock as a result of employee exercises of stock options and the associated income tax benefit, and used $31 million to repurchase a portion of the shares of common stock issued to employees to satisfy withholding tax requirements.

Uses of Cash

In addition to ongoing funding of operating costs and expenses, including interest, employee compensation and benefits, and taxes, Anadarko invests significant capital to acquire, explore, and develop oil and natural-gas resources and midstream infrastructure. Anadarko also uses cash to pay dividends and make debt repayments. During the fourth quarter of 2011, Anadarko will remit $4.0 billion of cash to BP pursuant to the terms of the Settlement Agreement. The Company plans to fund this payment with a combination of cash on hand and borrowings under the Company’s $5.0 billion Facility.

Pension Contributions    During the nine months ended September 30, 2011, the Company made contributions of $269 million to its funded pension plans, $8 million to its unfunded pension plans, and $13 million to its unfunded other postretirement benefit plans. During the remainder of 2011, the Company expects to contribute approximately $3 million to its funded pension plans, approximately $21 million to its unfunded pension plans, and approximately $5 million to its unfunded other postretirement benefit plans. The increase in contributions to the funded pension plans during 2011 is the result of lower discount rates compared to the prior measurement period, which increased the pension liability and related funding target.

Capital Expenditures The following table presents the Company’s capital expenditures by category.

	2010	2010
	Nine Months Ended September 30,
millions	2011	2010
Property acquisition
Exploration—unproved	$387	$457
Exploration	581	723
Development	2,284	2,262
Capitalized interest	101	87

Total oil and gas capital expenditures	3,353	3,529
Gathering, processing, and marketing and other(1)	1,258	363

Total capital expenditures(2)	$4,611	$3,892

(1)	Includes WES capital expenditures of $383 million and $65 million for the nine months ended September 30, 2011 and 2010, respectively.
(2)

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

The Company’s capital spending increased 18% for the nine months ended September 30, 2011. In May 2011, Anadarko increased its ownership interest in the Wattenberg Plant to 100% by acquiring an additional 93% interest for $576 million. Also, during the first quarter of 2011, WES acquired the Platte Valley plant and related gathering systems from a third party for $302 million. These acquisitions, along with future expansion plans, align Anadarko’s natural-gas processing capacity with the Company’s anticipated production growth in the Rockies. In addition, these acquisitions position the Company to improve field recoveries and realize operational cost efficiencies. These increases were partially offset by lower exploration expenditures of $142 million and lower property acquisitions of $70 million primarily in the Gulf of Mexico. For additional information, see Note 3—Acquisitions in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Debt Retirements and Repayments  During the nine months ended September 30, 2011, WES repaid $619 million of borrowings under its RCF and a $250 million Term Loan, primarily from proceeds from public debt and equity offerings, as discussed in Sources of Cash. In addition, the Company repaid $285 million principal amount on a 6.875% Senior Note that matured in September 2011.

Common Stock Dividends and Distributions to WES Noncontrolling Interest Owners  During the nine months ended September 30, 2011 and 2010, Anadarko paid $135 million in dividends to its common stockholders (nine cents per share in each quarterly period). Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming an independent public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on its compliance with its financial covenants, and other factors.

WES distributed to its unitholders, other than Anadarko, an aggregate of $45 million and $30 million during the nine months ended September 30, 2011 and 2010, respectively. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.42 per common unit for the third quarter of 2011 (to be paid in November 2011).

In August 2011, the WES subordinated limited partner units held by Anadarko converted to common limited partner units on a one-for-one basis. Upon this conversion, $162 million related to pre-conversion changes in the Company’s ownership interest in WES was transferred from noncontrolling interests to paid-in capital. Additionally, $32 million was recorded to paid-in capital as a result of WES’s third-quarter issuance of common units. At September 30, 2011, Anadarko’s ownership interest in WES consists of a 43.3% limited partner interest, a 2% general partner interest, and incentive distribution rights.

Outlook

The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2011 capital spending range of $6.5 billion to $6.8 billion, including approximately $400 million for WES capital expenditures.

Anadarko believes that its expected level of 2011 operating cash flows, cash on hand at September 30, 2011, and available capacity under the $5.0 billion Facility will be sufficient to fund the Company’s projected operational and capital programs for 2011, while continuing to satisfy other obligations, including the $4.0 billion obligation arising as a result of the Company’s Settlement Agreement with BP. See Note 2—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. The Company has begun marketing certain onshore domestic properties and its Brazilian subsidiary, as well as certain midstream assets in order to redirect its operating activities and capital to other areas and to repay anticipated borrowings under the $5.0 billion Facility.

In response to the Company’s Settlement Agreement with BP, the various credit rating agencies have reviewed the credit ratings each assigns to Anadarko. Moody’s Investors Services placed the Company’s senior unsecured credit rating under review for upgrade. Standard & Poor’s affirmed its rating and revised its outlook from negative to stable. Any changes to the Company’s credit ratings could affect the Company’s requirement to provide financial assurance of its performance under certain contractual arrangements and derivative agreements, as well as the Company’s cost of future borrowing, and ability to access capital markets.

The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with expected cash flows and its projected debt-repayment schedule, and evaluates available funding alternatives in light of both current and expected conditions. In order to increase the predictability of 2011 cash flows, Anadarko entered into commodity derivative positions, which, at September 30, 2011, cover approximately 25% and 59% of its anticipated natural-gas sales volumes and oil and condensate sales volumes, respectively, for the remainder of 2011. In addition, the Company has commodity derivative positions in place for 2012 and 2013. In October 2011, the Company entered into instruments that will effectively offset its outstanding 2012 natural-gas three-way collars for 500,000 million British thermal units per day (MMBtu/d). In addition, the Company entered into fixed-price swaps for 1 million MMBtu/d at an average price of $4.69 per MMBtu/d. See Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

In the first quarter of 2011, the Company entered into a joint-venture agreement that requires a third-party partner to fund approximately $1.6 billion of Anadarko’s future capital costs in the Eagleford shale, located in southwest Texas, to earn a one-third interest in Anadarko’s Eagleford shale assets. The third party will fund 100% of Anadarko’s 2011 post-closing capital costs in the basin, and up to 90% thereafter until the carry is exhausted, which is expected to occur by year-end 2013. At September 30, 2011, $324 million of the total $1.6 billion obligation had been funded.

In the first quarter of 2010, the Company entered into a joint-venture agreement whereby a third-party partner agreed to fund up to $1.5 billion of Anadarko’s share of future acquisition, drilling, completion, equipment, and other capital expenditures to earn a 32.5% interest in Anadarko’s Marcellus shale assets, primarily located in north-central Pennsylvania. At September 30, 2011, $828 million of the total $1.5 billion obligation had been funded.

Obligations and Commitments

Settlement Agreement with BP    In October 2011, the Company and BP entered into the Settlement Agreement, pursuant to which the Company has agreed to pay $4.0 billion in cash and transfer its interest in the Lease to BP (subject to required governmental approvals of the transfer), and BP has agreed to accept this consideration in full satisfaction of its claims against Anadarko for $6.1 billion of invoices issued to date and to forgo reimbursement for all future costs arising from the Deepwater Horizon events, including future costs under the OA. In addition, BP has fully indemnified Anadarko against all claims, causes of action, losses, costs, expenses, liabilities, damages, or judgments of any kind arising out of the Deepwater Horizon events, related OPA damage claims, NRD claims and associated damage-assessment costs, and any claims arising under the OA. This indemnification has been guaranteed by BPCNA and in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. See Note 2—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

In addition, during the first quarter of 2011, the Company became an investing member in the Marine Well Containment Company (MWCC), which is open to all oil and gas operators in the U.S. Gulf of Mexico and provides members access to oil spill-response equipment and services on a per-well fee basis. Anadarko has an employee representative on the Executive Committee of MWCC and this employee currently serves as its Chair. MWCC members have access to an interim containment system, which includes a 15-kpsi capping stack and dispersant capability. The interim containment system is engineered to operate in deepwater depths of up to 10,000 feet, and has the capacity to contain 60 MBbls/d of liquids and flare 120 MMcf/d of natural gas. The DOI has reviewed the functional specifications of the MWCC interim containment system, and DOI input has been included in the final specifications.

MWCC members also expect to have access to an expanded containment system that is planned for use in deepwater depths of up to 10,000 feet with containment capacity of 100 MBbls/d of liquids and flare 200 MMcf/d of natural gas. The expanded system is planned to include a 15-kpsi subsea containment assembly with three rams stack, dedicated capture vessels, and a dispersant injection system. The expanded containment system may also be further expanded with additional capture vessels, modified tankers, drill ships, and extended well-test vessels, all of which may process, store, and offload oil to shuttle tankers, which may then take the oil to shore for further processing. This expanded containment system is on schedule for delivery in 2012. Additional information regarding the Company’s access to oil spill-response resources is included in the Company’s 2010 Annual Report on Form 10-K.

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

Goodwill    As a result of the Wattenberg Plant acquisition, goodwill of $335 million and a portion of the related deferred tax asset were included in the oil and gas exploration and production reporting segment based on the increase in fair value to that segment resulting from improved NGLs volume retention from equity production and the alignment of Company-controlled natural-gas processing capacity with future production growth plans in the Rockies. The remaining $27 million of goodwill was included in the midstream reporting segment. Goodwill is not subject to amortization, but will be subject to recurring impairment testing.

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

RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that further addresses fair-value-measurement accounting and related disclosure requirements. The ASU clarifies the FASB’s intent regarding the application of existing fair-value-measurement accounting and disclosure requirements, changes fair-value-measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair-value measurements. The ASU is required to be adopted on a prospective basis by Anadarko beginning January 1, 2012. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements, other than requiring revised disclosures, where appropriate.

In September 2011, the FASB issued an ASU that permits an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for goodwill impairment testing purposes. Thus, determining a reporting unit’s fair value is not required unless, as a result of a qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This ASU is effective for periods beginning after December  15, 2011. Adoption of this ASU will have no impact on the Company’s consolidated financial statements.

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

COMMODITY PRICE RISK  The Company’s most significant market risk relates to prices for natural gas, crude oil, and NGLs. Management expects energy prices to remain volatile and unpredictable. As energy prices decline or rise significantly, revenues and cash flow are likewise affected. In addition, a non-cash write-down of the Company’s oil and gas properties or goodwill may be required if commodity prices experience a significant and sustained decline. Below is a sensitivity analysis for the Company’s commodity-price-related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes  At September 30, 2011, the Company had derivative instruments in place to reduce the price risk associated with future production of 532 Bcf of natural gas and 12 MMBbls of crude oil, with a net derivative asset position of $444 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $101 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $97 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At September 30, 2011, the Company had a net derivative asset position of $40 million (gains of $62 million and losses of $22 million) on derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

INTEREST-RATE RISK  At September 30, 2011, all of the reported balance of Anadarko’s long-term debt in the Company’s Consolidated Balance Sheet was subject to fixed interest rates. However, the Company’s $2.9 billion of LIBOR-based obligations, which are presented net of preferred investments in two non-controlled entities in the Company’s Consolidated Balance Sheets, give rise to minimal net interest-rate risk exposure as coupons on the related preferred investments are also LIBOR based. A 10% increase in LIBOR would not materially impact the Company’s interest cost on debt already outstanding, but would affect fair value of outstanding debt, as well as interest cost associated with future debt issuances.

In December 2008 and January 2009, Anadarko entered into interest-rate swap contracts as a fixed-rate payor to mitigate the interest-rate risk associated with anticipated 2011 and 2012 debt issuances. Due to rising interest rates thereafter, the fair value of the swap contracts increased and, in 2009, the Company revised the swap contract terms to increase the weighted-average interest rate of the swap portfolio from approximately 3.25% to approximately 4.80%, and realized a $552 million gain. During the third quarter of 2011, in order to better align the swap portfolio with the anticipated timing of future debt refinancing, the Company extended the swap maturity dates from October 2011 to June 2014 for interest-rate swaps with an aggregate notional principal amount of $1.85 billion. In connection with these extensions, the swap interest rates were also adjusted. At September 30, 2011, the Company had a net derivative liability position of $1.2 billion related to interest-rate swaps. A 10% increase or decrease in interest rates would increase or decrease, respectively, the aggregate fair value of outstanding interest-rate swap agreements by approximately $118 million. However, any change in the interest-rate derivative gain or loss would be substantially offset by an increase or decrease, respectively, in borrowing costs associated with future debt issuances. For a summary of the Company’s open interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

FOREIGN-CURRENCY EXCHANGE-RATE RISK  Anadarko’s operating revenues are realized in U.S. dollars, and the predominant portion of Anadarko’s capital and operating expenditures are U.S. dollar denominated. Exposure to foreign-currency risk generally arises in connection with project-specific contractual arrangements and other commitments. At September 30, 2011, near-term foreign-currency-denominated expenditures are primarily in euros, Brazilian reais, and British pounds sterling. Management periodically enters into transactions to mitigate a portion of its exposure to foreign-currency exchange-rate risk.

With respect to international oil and gas development projects, Anadarko is a party to contracts containing commitments extending through November 2012 that are impacted by euro-to-U.S. dollar exchange rates. During the first quarter of 2010, the Company purchased approximately $210 million U.S. dollar equivalent of euros (€) and entered into euro-U.S. dollar collars with an aggregate notional principal amount of €113 million, to manage euro exchange-rate risk relative to the U.S. dollar for euro-denominated expenditures. During the first three quarters of 2011, existing collars matured and new collars were put in place with an aggregate notional principal amount of €30 million at September 30, 2011. The remaining collars mature in the fourth quarter of 2011. At September 30, 2011, euro-denominated cash of approximately €114 million, or $152 million in U.S. dollar equivalent, is included in cash and cash equivalents. The combination of euro purchases and financial collars mitigate the Company’s exposure to fluctuations in the euro-to-U.S. dollar exchange rate inherent in its existing capital expenditure commitments.

The Company also has risk related to exchange-rate changes applicable to cash held in escrow of $186 million as of September 30, 2011, pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil. A 10% increase or decrease in the foreign-currency exchange rate would not materially impact the Company’s gain or loss related to foreign currency.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

DEEPWATER HORIZON EVENT—RELATED PROCEEDINGS  In April 2010, the Macondo well in the Gulf of Mexico, in which Anadarko holds a 25% non-operating leasehold interest, discovered hydrocarbon accumulations. During suspension operations, the well blew out, an explosion occurred on the Deepwater Horizon drilling rig, and the drilling rig sank, resulting in the release of hydrocarbons into the Gulf of Mexico. Eleven people lost their lives in the explosion and subsequent fire, and others sustained personal injuries. The Macondo well was plugged on September 19, 2010.

BP Exploration & Production Inc. (BP), the operator of Mississippi Canyon Block 252 in which the Macondo well is located (Lease), is funding claims and coordinating cleanup efforts. BP invoiced the Company $6.1 billion for what BP considered to be Anadarko’s proportionate share of actual costs and anticipated near-term future costs related to these activities. Anadarko withheld payment to BP for all Deepwater Horizon event-related invoices pending the completion of various ongoing investigations into and litigation regarding the cause of the well blowout, explosion, and subsequent release of hydrocarbons.

BP, Anadarko, and other parties, including parties that do not own an interest in the Lease, such as the drilling contractor, have received correspondence from the United States Coast Guard (USCG) referencing their identification as a “responsible party or guarantor” (RP) under the Oil Pollution Act of 1990 (OPA). The United States Department of Justice (DOJ) has also filed a civil lawsuit against such parties seeking, among other things, to confirm each party’s identified RP status. Under OPA, RPs, including Anadarko, may be jointly and severally liable for costs of well control, spill response, and containment and removal of hydrocarbons, as well as other costs and damage claims related to the spill and spill cleanup.

In October 2011, the Company and BP entered into a settlement agreement, mutual releases, and agreement to indemnify, whereby the Company and BP agreed to a mutual release of claims against each other relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company has agreed to pay $4.0 billion in cash and transfer its interest in the Lease to BP (subject to required governmental approvals of the transfer), and BP has agreed to accept this consideration in full satisfaction of its claims against Anadarko for $6.1 billion of invoices issued to date and to forgo reimbursement for all future costs arising from the Deepwater Horizon events, including future costs under the Operating Agreement (OA). In addition, BP has fully indemnified Anadarko against all claims, causes of action, losses, costs, expenses, liabilities, damages, or judgments of any kind arising out of the Deepwater Horizon events, related damage claims arising under OPA, claims for natural resource damages (NRD) and associated damage-assessment costs, and any claims arising under the OA. This indemnification has been guaranteed by BP Corporation North America Inc. (BPCNA), and in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. Under the Settlement Agreement, BP does not indemnify the Company against fines and penalties, punitive damages, shareholder, derivative, or security laws claims, or certain other claims. The Company believes that costs associated with non-indemnified items, individually or in the aggregate, will not materially impact the Company’s consolidated financial position, results of operations, or cash flows.

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

In August 2010, the United States Judicial Panel on Multidistrict Litigation created Multidistrict Litigation No. 2179 (MDL) to administer essentially all pretrial matters for litigation filed in federal court involving Deepwater Horizon event-related claims. Federal Judge Carl Barbier presides over this MDL in the United States District Court in New Orleans, Louisiana (Louisiana District Court). The Louisiana District Court has issued a number of case-management orders that establish a schedule for procedural matters, discovery, and trial of certain of the MDL cases. The parties to the MDL are actively engaged in discovery. In May 2011 and September 2011, Judge Barbier heard oral arguments on the numerous motions to dismiss filed by the multiple defendants named in this litigation. While a number of the motions remain pending, Judge Barbier has dismissed all maritime and state law claims filed against the Company by private plaintiffs seeking damages for economic loss. All negligence claims filed by these private plaintiffs against the Company have been dismissed based upon Judge Barbier’s finding that the Company did not exercise operational control over the events that led to the oil spill. In a separate order, Judge Barbier reached similar findings and dismissed all claims against the Company filed by private plaintiffs alleging personal injury caused by exposure to oil, fumes or other contaminants from the blowout or the chemical dispersants used during the post-spill clean-up operations. Judge Barbier further found that federal law exclusively applies to the private plaintiffs’ claims for property damage and economic loss and dismissed all state law claims against the Company asserting liability for such damages and losses. Only OPA claims asserted by private plaintiffs seeking economic loss damages against the Company remain. The Company, pursuant to the Settlement Agreement, is fully indemnified by BP against such OPA claims.

The Louisiana District Court has scheduled a February 2012 trial in Transocean’s Limitation of Liability case in the MDL. This trial is to be the first phase of a three-phase trial, each phase designed to address different issues. The first phase of the trial is to determine certain liability issues and the liability allocation among the parties alleged to be involved in or liable for the Deepwater Horizon events. In April 2011, the Company filed its answer in this Limitation of Liability case and cross-claimed against affiliates of BP and Transocean Ltd. (Transocean), Halliburton Energy Services, Inc. (Halliburton), Cameron International Corporation (Cameron), and other third-party defendants. Transocean, Halliburton, and Cameron subsequently filed cross-claims against the Company, and BP filed a motion to stay the litigation in the MDL between BP and the non-operating OA parties. In the motion to stay, BP argued that the cross-claims asserted against BP by the Company and the other non-operating OA party are covered by the dispute resolution procedures under the OA and should be stayed. As a result of the Settlement Agreement, a mutual release of all claims, including those that could have been made in arbitration was agreed to by the Company and BP. The Company has also assigned all rights, title, and interest to all claims that have been or could be asserted against third parties, including cross-claims filed against other third-party defendants, to BP, with the exception of rights to claims the Company may assert under its insurance policies.

On December 15, 2010, the DOJ, on behalf of the United States, filed a civil lawsuit in the Louisiana District Court against several parties, including Anadarko Petroleum Corporation and Anadarko E&P Company LP (AE&P), a subsidiary of Anadarko, seeking an assessment of civil penalties under the CWA in an amount to be determined by the Louisiana District Court. The DOJ complaint seeks separate penalty assessments against both Anadarko Petroleum Corporation and AE&P (based on a temporary interest that AE&P at one time held in the Lease). In April 2011, the Company moved to dismiss AE&P from the DOJ lawsuit because the effective date of AE&P’s transfer of its interest in the Lease to Anadarko pre-dated the Deepwater Horizon events. The Company currently believes that it is probable AE&P will not be found liable for CWA penalties upon the presentation of evidence. The Company believes the outcome of this decision will not have a material impact on the Anadarko’s potential liability.

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

Two separate class action complaints were filed in June and August 2010, in the United States District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 9, 2009, and June 12, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. In November 2010, the New York District Court consolidated the two cases and appointed The Pension Trust Fund for Operating Engineers and Employees’ Retirement System of the Government of the Virgin Islands (Virgin Islands Group) to act as Lead Plaintiff. In January 2011, the Lead Plaintiff filed its Consolidated Amended Complaint. Prior to filing its Consolidated Amended Complaint, the Lead Plaintiff requested leave from the New York District Court to transfer this lawsuit to the United States District Court for the Southern District of Texas. The Company opposes the Lead Plaintiff’s request to transfer the case to the District Court for the Southern District of Texas. The parties have submitted briefs to the New York District Court concerning the transfer of venue issue. In March 2011, the Company moved to dismiss the Consolidated Amended Complaint of the Lead Plaintiff, and in April 2011, the Lead Plaintiff filed its opposition to the motion to dismiss. The motion to transfer and motion to dismiss remain under advisement of the New York District Court.

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

In September 2010, a purported shareholder made a demand of the Company’s Board of Directors (Board) to investigate allegations of breaches of duty by members of management. The Board duly considered the demand, and in January 2011 determined that it would not be in the best interest of the Company to pursue the issues alleged in the demand letter.

Given the early stages of these proceedings, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses, related to ongoing proceedings. The Company intends to vigorously defend itself, its officers, and directors in all proceedings, and will avail itself of any and all indemnities provided by BP against civil damages.

See Note 2—Deepwater Horizon Events under Part I, Item 1 of this Form 10-Q.

TRONOX PROCEEDINGS  In January 2009, Tronox Incorporated (Tronox), a former subsidiary of Kerr-McGee Corporation (Kerr-McGee), which is a current subsidiary of Anadarko, and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko, as well as litigation fees and costs. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Bankruptcy Court dismissed, with prejudice, Tronox’s request for punitive damages relating to the fraudulent conveyance claims. The Bankruptcy Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. In May 2010, Anadarko and Kerr-McGee moved to dismiss certain claims in the amended complaint. In May 2011, the Bankruptcy Court dismissed two claims against Anadarko for conspiracy and aiding and abetting, and declined to dismiss a breach of fiduciary duty claim against Kerr-McGee. In August 2011, Tronox filed a motion for partial summary judgment on the issue of whether damages in the Adversary Proceeding are limited to the amount of Tronox’s environmental and tort creditor claims. Kerr-McGee and Anadarko filed a response and cross-motion in September 2011. Expert discovery is ongoing. The Adversary Proceeding is set for trial in April 2012.

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

In February 2011, in accordance with Chapter 11 of the United States Bankruptcy Code, Tronox emerged from bankruptcy pursuant to an August 2010 Bankruptcy Court approved Plan of Reorganization (Plan). The terms of the Plan, which were confirmed by the Bankruptcy Court in the third quarter of 2010, contemplate that the claims of the United States government (together with other federal, state, local, or tribal governmental entities having regulatory authority or responsibilities for environmental laws, the Governmental Entities) related to Tronox’s environmental liabilities will be settled through certain environmental response trusts and a litigation trust (Anadarko Litigation Trust). The Plan provides that the Governmental Entities will receive, among other things, 88% of the proceeds from the Adversary Proceeding. Additionally, certain creditors asserting tort claims against Tronox may receive, among other things, 12% of the proceeds from the Adversary Proceeding. Certain documents central to the Plan and the Adversary Proceeding were approved by the Bankruptcy Court in the fourth quarter of 2010 and in February 2011, including the Environmental Claims Settlement Agreement, the Tort Claims Trust Agreement, the Environmental Response Trust Agreement, and the Anadarko Litigation Trust Agreement (ALTA). In accordance with the Plan, the Adversary Proceeding will be prosecuted by the Anadarko Litigation Trust. Pursuant to the ALTA, the Anadarko Litigation Trust was “deemed substituted” for Tronox in the Adversary Proceeding as the party in such litigation. For purposes of this Form 10-Q, references to “Tronox” after February 2011 refer to the Anadarko Litigation Trust.

In addition, in July 2009, a consolidated class action complaint was filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005, and January 12, 2009 (Class Period), against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP (collectively, the Securities Defendants). The complaint alleges causes of action arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act) for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee, and other defendants moved to dismiss the consolidated class action complaint and in August 2010 moved to dismiss an amended consolidated class action complaint that had been filed in July 2010. The New York District Court issued the second of two opinions and orders on the motions (Orders). Following the Orders, only the plaintiffs’ Section 20(a) claims under the Exchange Act remain against Anadarko and Kerr-McGee. The plaintiffs’ claims against Anadarko are limited to the period beginning on August 10, 2006, through the end of the Class Period. In August 2011, plaintiffs filed a motion for class certification. The Securities Defendants filed briefs in opposition to class certification in September 2011. The court denied class certification in October 2011 and has requested the parties to re-brief the class certification motion. The discovery process is ongoing.

Discovery and motions are still underway in the Tronox proceedings. The Company does not consider a loss related to this matter to be probable; however, a loss is possible, and such loss, if realized, could have a material adverse effect on the Company. At this time the Company cannot reasonably estimate a range of potential losses related to the proceedings described above because the amount of potential damages will depend on circumstances that have not yet occurred, including the outcome of expert testimony and certain determinations to be made by the Bankruptcy Court. The Company intends to continue to vigorously defend itself, its officers, and its directors in these proceedings.

See Note 11—Contingencies under Part I, Item 1 of this Form 10-Q.

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

We may be subject to claims and liabilities relating to the Deepwater Horizon events that are not covered by BP’s indemnification obligations under our Settlement Agreement with BP, or if BP is unable for any reason to satisfy its indemnification obligations under the Settlement Agreement.

In October 2011, the Company and BP entered into the Settlement Agreement, pursuant to which the Company has agreed to pay $4.0 billion in cash and transfer its interest in the Lease to BP (subject to required governmental approvals of the transfer), and BP has agreed to accept this consideration in full satisfaction of its claims against Anadarko for $6.1 billion of invoices issued to date and to forgo reimbursement for all future costs arising from the Deepwater Horizon events, including future costs under the OA.

Under the Settlement Agreement, BP has also agreed to fully indemnify Anadarko against all claims, causes of action, losses, costs, expenses, liabilities, damages, or judgments of any kind arising out of the Deepwater Horizon events, related damage claims arising under OPA, NRD claims and associated damage-assessment costs, and any claims arising under the OA. This indemnification has been guaranteed by BPCNA and in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor.

Any failure or inability on the part of BP to satisfy its indemnification obligations under the Settlement Agreement, or on the part of BPCNA or BP p.l.c. to satisfy their respective guarantee obligations, could subject us to significant monetary liability beyond the terms of the Settlement Agreement, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. Furthermore, in certain instances we may be required to recognize a liability for amounts for which we are indemnified in advance of or in connection with recognizing a receivable from BP for the related indemnity payment. Any such liability recognition without collection of the offsetting receivable could adversely impact our results of operations, our financial condition, and our ability to make borrowings. Under the Settlement Agreement, BP does not indemnify the Company against fines and penalties, punitive damages, shareholder, derivative, or security laws claims, or certain other claims. The adverse resolution of any current or future proceeding related to the Deepwater Horizon events for which we are not indemnified by BP could subject us to significant monetary liability, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

We are, and in the future may become, involved in legal proceedings related to Tronox and, as a result, may incur substantial costs in connection with those proceedings.

In January 2009, Tronox, a former subsidiary of Kerr-McGee, which is a current subsidiary of Anadarko, and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance. Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee. Tronox seeks, among other things, to recover an unspecified amount of damages, including interest, from Kerr-McGee and Anadarko, as well as litigation fees and costs. Anadarko and Kerr-McGee moved to dismiss the complaint in its entirety. In March 2010, the Bankruptcy Court issued an opinion granting in part and denying in part Anadarko’s and Kerr-McGee’s motion to dismiss the complaint. Notably, the Bankruptcy Court dismissed, with prejudice, Tronox’s request for punitive damages relating to the fraudulent conveyance claims. The Bankruptcy Court granted Tronox leave to replead certain of its common law claims, and Tronox filed an amended complaint in April 2010. In May 2010, Anadarko and Kerr-McGee moved to dismiss certain claims in the amended complaint. In May 2011, the Bankruptcy Court dismissed two claims against Anadarko for conspiracy and aiding and abetting, and declined to dismiss a breach of fiduciary duty claim against Kerr-McGee. In August 2011, Tronox filed a motion for partial summary judgment on the issue of whether damages in the Adversary Proceeding are limited to the amount of Tronox’s environmental and tort creditor claims. Kerr-McGee and Anadarko filed a response and cross-motion in September 2011. Expert discovery is ongoing. The Adversary Proceeding is set for trial in April 2012.

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

In February 2011, in accordance with Chapter 11 of the United States Bankruptcy Code, Tronox emerged from bankruptcy pursuant to an August 2010 Bankruptcy Court approved Plan of Reorganization. The terms of the Plan, which were confirmed by the Bankruptcy Court in the third quarter of 2010, contemplate that the claims of the Governmental Entities related to Tronox’s environmental liabilities will be settled through certain environmental response trusts and the Anadarko Litigation Trust. The Plan provides that the Governmental Entities will receive, among other things, 88% of the proceeds from the Adversary Proceeding. Additionally, certain creditors asserting tort claims against Tronox may receive, among other things, 12% of the proceeds from the Adversary Proceeding. Certain documents central to the Plan and the Adversary Proceeding were approved by the Bankruptcy Court in the fourth quarter of 2010 and in February 2011 including, the Environmental Claims Settlement Agreement, the Tort Claims Trust Agreement, the Environmental Response Trust Agreement, and the ALTA. In accordance with the Plan, the Adversary Proceeding will be prosecuted by the Anadarko Litigation Trust. Pursuant to the ALTA, the Anadarko Litigation Trust was “deemed substituted” for Tronox in the Adversary Proceeding as the party in such litigation. For purposes of this Form 10-Q, references to “Tronox” after February 2011 refer to the Anadarko Litigation Trust.

In addition, in July 2009, a consolidated class action complaint was filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities during the Class Period, against the Securities Defendants. The complaint alleges causes of action arising under the Exchange Act for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Anadarko, Kerr-McGee, and other defendants moved to dismiss the consolidated class action complaint and in August 2010 moved to dismiss an amended consolidated class action complaint that had been filed in July 2010. The New York District Court issued the second of two opinions and Orders. Following the Orders, only the plaintiffs’ Section 20(a) claims under the Exchange Act remain against Anadarko and Kerr-McGee. The plaintiffs’ claims against Anadarko are limited to the period beginning on August 10, 2006, through the end of the Class Period. In August 2011, plaintiffs filed a motion for class certification. The Securities Defendants filed briefs in opposition to class certification in September 2011. The discovery process is ongoing.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2011.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1-31	1,640	$78.70	—
August 1-31	1,157	$73.98	—
September 1-30	825	$70.21	—

Third-Quarter 2011	3,622	$75.25	—	$—

(1)	During the third quarter of 2011, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

Item 6.  Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number			Description	Original Filed Exhibit	File Number

	3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 22, 2009	3.3 to Form 8-K filed on May 22, 2009	1-8968

		(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 22, 2009	3.4 to Form 8-K filed on May 22, 2009	1-8968

*	10	(i)	First Amendment to Revolving Credit Agreement, dated as of August 3, 2011, to the Revolving Credit Agreement dated as of September 2, 2010, among Anadarko Petroleum Corporation, as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., DnB Nor Bank ASA, The Royal Bank of Scotland plc, Société Générale, and Wells Fargo Bank, N.A., as co-syndication agents, and each of the Lenders from time to time party thereto.

*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer

*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer

*	32		Section 1350 Certifications

*	101	.INS	XBRL Instance Document

*	101	.SCH	XBRL Schema Document

*	101	.CAL	XBRL Calculation Linkbase Document

*	101	.LAB	XBRL Label Linkbase Document

*	101	.PRE	XBRL Presentation Linkbase Document

*	101	.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION

October 31, 2011	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Senior Vice President, Finance and Chief Financial Officer