Form 10-Q
period 2012-03-31
ANADARKO PETROLEUM CORP
filed 2012-04-30
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of March 31, 2012, is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	499,567,335

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
millions except per-share amounts	2012	2011
Revenues and Other
Natural-gas sales	$573	$854
Oil and condensate sales	2,244	1,807
Natural-gas liquids sales	342	333
Gathering, processing, and marketing sales	253	230
Gains (losses) on divestitures and other, net	35	29

Total	3,447	3,253

Costs and Expenses
Oil and gas operating	242	232
Oil and gas transportation and other	240	209
Exploration	244	179
Gathering, processing, and marketing	189	171
General and administrative	269	209
Depreciation, depletion, and amortization	930	985
Other taxes	377	344
Impairments	50	2
Algeria exceptional profits tax settlement	(1,804)	—
Deepwater Horizon settlement and related costs	8	26

Total	745	2,357

Operating Income (Loss)	2,702	896
Other (Income) Expense
Interest expense	186	220
(Gains) losses on commodity derivatives, net	(48)	256
(Gains) losses on other derivatives, net	(236)	(59)
Other (income) expense, net	265	(24)

Total	167	393

Income (Loss) Before Income Taxes	2,535	503
Income Tax Expense (Benefit)	352	266

Net Income (Loss)	2,183	237
Net Income Attributable to Noncontrolling Interests	27	21

Net Income (Loss) Attributable to Common Stockholders	$2,156	$216

Per Common Share:
Net income (loss) attributable to common stockholders—basic	$4.30	$0.43
Net income (loss) attributable to common stockholders—diluted	$4.28	$0.43
Average Number of Common Shares Outstanding—Basic	499	497

Average Number of Common Shares Outstanding—Diluted	501	499

Dividends (per Common Share)	$0.09	$0.09

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
millions	2012	2011
Net Income (Loss)	$2,183	$237

Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to net income (1)	2	2
Adjustments for pension and other postretirement plans:
Amortization of net actuarial loss and prior service cost to net periodic benefit cost (2)	15	14

Total adjustments for pension and other postretirement plans	15	14

Total	17	16

Comprehensive Income (Loss)	2,200	253
Comprehensive Income Attributable to Noncontrolling Interests	27	21

Comprehensive Income (Loss) Attributable to Common Stockholders	$2,173	$232

(1)	Net of income tax benefit (expense) of $(1) million and $(2) million for the three months ended March 31, 2012 and 2011, respectively.
(2)	Net of income tax benefit (expense) of $(8) million and $(8) million for the three months ended March 31, 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

millions	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$2,957	$2,697
Accounts receivable, net of allowance:
Customers	1,319	1,269
Others	1,929	1,990
Algeria exceptional profits tax settlement	1,458	—
Other current assets	1,051	975

Total	8,714	6,931

Properties and Equipment
Cost	61,606	60,081
Less accumulated depreciation, depletion, and amortization	23,440	22,580

Net properties and equipment	38,166	37,501
Other Assets	1,816	1,516
Goodwill and Other Intangible Assets	5,825	5,831

Total Assets	$54,521	$51,779

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,556	$3,299
Accrued expenses	1,302	1,430
Current portion of long-term debt	39	170

Total	4,897	4,899

Long-term Debt	15,347	15,060
Other Long-term Liabilities
Deferred income taxes	8,864	8,479
Asset retirement obligations	1,733	1,737
Other	2,516	2,621

Total	13,113	12,837

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 517.5 million and 516.0 million shares issued as of March 31, 2012, and December 31, 2011, respectively)	51	51
Paid-in capital	7,919	7,851
Retained earnings	13,730	11,619
Treasury stock (17.9 million and 17.6 million shares as of March 31, 2012, and December 31, 2011, respectively)	(826)	(804)
Accumulated other comprehensive income (loss)	(595)	(612)

Total Stockholders’ Equity	20,279	18,105
Noncontrolling interests	885	878

Total Equity	21,164	18,983

Total Liabilities and Equity	$54,521	$51,779

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2011	$51	$7,851	$11,619	$(804)	$(612)	$878	$18,983
Net income (loss)	—	—	2,156	—	—	27	2,183
Common stock issued	—	68	—	—	—	—	68
Dividends—common	—	—	(45)	—	—	—	(45)
Repurchase of common stock	—	—	—	(22)	—	—	(22)
Contributions from (distributions to) noncontrolling interest owners and other, net	—	—	—	—	—	(20)	(20)
Reclassification of previously deferred derivative losses to net income	—	—	—	—	2	—	2
Adjustments for pension and other postretirement plans	—	—	—	—	15	—	15

Balance at March 31, 2012	$51	$7,919	$13,730	$(826)	$(595)	$885	$21,164

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
millions	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$2,183	$237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	930	985
Deferred income taxes	210	73
Dry hole expense and impairments of unproved properties	149	90
Impairments	50	2
(Gains) losses on divestitures, net	17	—
Unrealized (gains) losses on derivatives, net	(142)	253
Other	46	34
Changes in assets and liabilities:
Deepwater Horizon settlement and related costs	30	—
Algeria exceptional profits tax settlement	(1,804)	—
Tronox-related contingent loss	275	—
(Increase) decrease in accounts receivable	(27)	(251)
Increase (decrease) in accounts payable and accrued expenses	(258)	(177)
Other items—net	232	43

Net cash provided by (used in) operating activities	1,891	1,289

Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(1,703)	(1,359)
Acquisition of midstream businesses	—	(362)
Divestitures of properties and equipment and other assets	47	1
Other—net	(42)	(30)

Net cash provided by (used in) investing activities	(1,698)	(1,750)

Cash Flows from Financing Activities
Borrowings, net of issuance costs	319	556
Repayments of debt	(171)	(389)
Increase (decrease) in accounts payable, banks	(19)	(9)
Dividends paid	(45)	(45)
Repurchase of common stock	(22)	(30)
Issuance of common stock, including tax benefit on stock option exercises	35	35
Sale of subsidiary units	—	130
Distributions to noncontrolling interest owners	(25)	(17)
Other financing activities	5	—

Net cash provided by (used in) financing activities	77	231

Effect of Exchange Rate Changes on Cash	(10)	10

Net Increase (Decrease) in Cash and Cash Equivalents	260	(220)
Cash and Cash Equivalents at Beginning of Period	2,697	3,680

Cash and Cash Equivalents at End of Period	$2,957	$3,460

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

Basis of Presentation  The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011, the Consolidated Statements of Income, Comprehensive Income and Cash Flows for the three months ended March 31, 2012 and 2011, and the Consolidated Statement of Equity for the three months ended March 31, 2012. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

2.  Acquisitions

The acquisitions of the Wattenberg Plant in May 2011 and the Platte Valley assets in February 2011 constitute business combinations and were accounted for using the acquisition method. Preliminary fair-value measurements made at the acquisition dates were finalized in the first quarter of 2012. There were no changes to the fair value of assets acquired and liabilities assumed from the amounts included on the Company’s Consolidated Balance Sheet as of December 31, 2011.

Results of operations attributable to the Wattenberg Plant and the Platte Valley assets acquisitions are included in the Company’s Consolidated Statements of Income from the dates acquired. The amounts of revenue and earnings that would have been recognized had the acquisitions occurred on January 1, 2011, are not material to the Company’s Consolidated Statement of Income for the three months ended March 31, 2011.

3.  Inventories

The major classes of inventories, included in other current assets, are as follows:

millions	March 31, 2012	December 31, 2011
Crude oil	$117	$103
Natural gas	22	49
NGLs	55	59

Total	$194	$211

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Properties and Equipment

Suspended Exploratory Drilling Costs  The Company’s capitalized suspended well costs at March 31, 2012, and December 31, 2011, were $1.7 billion and $1.4 billion, respectively. The increase in suspended exploratory drilling costs during 2012 primarily relates to the capitalization of costs associated with successful exploration drilling in Mozambique, the Gulf of Mexico, Sierra Leone, the Powder River basin in the Company’s Rocky Mountains Region, and Ghana. For the three months ended March 31, 2012, no exploratory well costs previously capitalized as suspended well costs for greater than one year were charged to dry hole expense and $43 million of capitalized suspended well costs were reclassified to proved properties.

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

Impairments  During the first quarter of 2012, the Company recognized impairments of $50 million primarily related to downward reserves revisions for an offshore domestic property, which is near the end of its economic life. This property is included in the oil and gas exploration and production reporting segment and was impaired to a fair value of $37 million based on an income approach, estimated using Level 3 fair-value inputs.

Assets Held for Sale  During 2011, the Company began marketing domestic properties from the oil and gas exploration and production reporting segment and the midstream reporting segment in order to redirect its operating activities and capital investment to other areas. During the first quarter of 2012, the Company decided not to proceed with the sale of properties from the midstream reporting segment. As a result, these properties are no longer considered held-for-sale properties as of March 31, 2012. Also during the first quarter of 2012, the Company sold certain of its domestic gas properties, previously classified as held-for-sale assets, from the oil and gas exploration and production reporting segment for $33 million. At March 31, 2012, net properties and equipment, goodwill and other intangible assets, and other long-term liabilities on the Company’s Consolidated Balance Sheets included $216 million, $31 million, and $69 million, respectively, associated with assets held for sale.

5.  Derivative Instruments

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

Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest-rate changes. The fair value of the Company’s interest-rate swap portfolio increases (decreases) when interest rates increase (decrease).

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Derivative Instruments (Continued)

The Company does not apply hedge accounting to any of its derivative instruments. As a result, both realized and unrealized gains and losses associated with derivative instruments are recognized in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings. Accumulated other comprehensive loss balances of $106 million ($67 million after tax) and $109 million ($70 million after tax) at March 31, 2012, and December 31, 2011, respectively, relate to interest-rate derivatives that were previously subject to hedge accounting.

Oil and Natural-Gas Production/Processing Derivative Activities  Below is a summary of the Company’s derivative instruments related to its Oil and Natural-Gas Production/Processing Activities at March 31, 2012. The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are NYMEX Cushing prices.

	00000000		00000000
	2012		2013
Natural Gas
Three-Way Collars (thousand MMBtu/d)	—	(1)	450
Average price per MMBtu
Ceiling sold price (call)	$—		$6.57
Floor purchased price (put)	$—		$5.00
Floor sold price (put)	$—		$4.00
Fixed-Price Contracts (thousand MMBtu/d)	1,000		—
Average price per MMBtu	$4.69		$—
Crude Oil
Three-Way Collars (MBbls/d)	62		—
Average price per barrel
Ceiling sold price (call)	$122.30		$—
Floor purchased price (put)	$101.22		$—
Floor sold price (put)	$81.34		$—
Fixed-Price Contracts (MBbls/d)	60		—
Average price per barrel	$107.19		$—

(1)	Includes the effects of offsetting purchased and sold natural-gas three-way collars of 500,000 MMBtu/d.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Derivative Instruments (Continued)

Marketing and Trading Derivative Activities  In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and related derivative transactions used to manage commodity-price risk. At March 31, 2012, and December 31, 2011, the Company had fixed-price physical transactions related to natural gas totaling 11 billion cubic feet (Bcf) and 22 Bcf, respectively, offset by derivative transactions for 10 Bcf and 21 Bcf, respectively, for net positions of 1 Bcf and 1 Bcf, respectively.

Interest-Rate Derivatives  Anadarko has outstanding interest-rate swap contracts as a fixed-rate payor to mitigate the interest-rate risk associated with anticipated debt issuances. The Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR. The swap instruments include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period.

The Company had the following outstanding interest-rate swaps at March 31, 2012.

millions except percentages	Reference Period		Weighted-Average Interest Rate
Notional Principal Amount	Start	End
$ 250	October 2012	October 2022	4.91%
$ 750	October 2012	October 2042	4.80%
$ 750	June 2014	June 2024	6.00%
$ 1,100	June 2014	June 2044	5.57%

Effect of Derivative Instruments—Balance Sheet  The fair value of the Company’s derivative instruments is presented below.

		Gross Derivative Assets		Gross Derivative Liabilities
millions	Balance Sheet	March 31,	December 31,	March 31,	December 31,
Derivatives	Classification	2012	2011	2012	2011
Commodity
	Other Current Assets	$967	$924	$(403)	$(353)
	Other Assets	126	150	(21)	(15)
	Accrued Expenses	36	5	(129)	(33)
	Other Liabilities	9	1	(18)	(17)

		1,138	1,080	(571)	(418)

Interest Rate and Other
	Accrued Expenses	—	—	(309)	(391)
	Other Liabilities	—	—	(654)	(808)

		—	—	(963)	(1,199)

Total Derivatives		$1,138	$1,080	$(1,534)	$(1,617)

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Derivative Instruments (Continued)

Effect of Derivative Instruments—Statement of Income  The realized and unrealized gain or loss amounts and classification of derivative instruments for the respective three months ended March 31 are as follows:

millions		(Gain) Loss
Derivatives	Classification of (Gain) Loss Recognized	Realized	Unrealized	Total
2012
Commodity
	Gathering, Processing, and Marketing Sales(1)	$(2)	$5	$3
	(Gains) Losses on Commodity Derivatives, net	(137)	89	(48)
Interest Rate and Other
	(Gains) Losses on Other Derivatives, net	—	(236)	(236)

Derivative (Gain) Loss, net		$(139)	$(142)	$(281)

2011
Commodity
	Gathering, Processing, and Marketing Sales(1)	$12	$(1)	$11
	(Gains) Losses on Commodity Derivatives, net	(57)	313	256
Interest Rate and Other
	(Gains) Losses on Other Derivatives, net	—	(59)	(59)

Derivative (Gain) Loss, net		$(45)	$253	$208

(1)	Represents the effect of marketing and trading derivative activities.

Credit-Risk Considerations  The financial integrity of exchange-traded contracts, which are subject to nominal credit risk, is assured by NYMEX or the Intercontinental Exchange through systems of financial safeguards and transaction guarantees. Over-the-counter traded swaps, options, and futures contracts expose the Company to counterparty credit risk. The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines, and assesses the impact of a counterparty’s creditworthiness on fair value. The Company has the ability to require cash collateral or letters of credit to mitigate its credit-risk exposure. The Company has netting agreements with financial institutions that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties.

In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across all derivative types. At March 31, 2012, $755 million of the Company’s $1.5 billion gross derivative liability balance, and at December 31, 2011, $749 million of the Company’s $1.6 billion gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across commodity and interest-rate derivatives, as settlement timing differs.

Some of the Company’s derivative instruments are subject to provisions that can require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered. However, most of the Company’s derivative counterparties maintain secured positions with respect to the Company’s derivative liabilities under the Company’s $5.0 billion senior secured revolving credit facility ($5.0 billion Facility), the available capacity of which is sufficient to secure potential obligations to such counterparties.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Derivative Instruments (Continued)

At March 31, 2012, and December 31, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features for which a net liability position existed was $113 million and $2 million (net of collateral), respectively, included in accrued expenses on the Company’s Consolidated Balance Sheets.

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

The fair value of the Company’s derivative financial assets and liabilities, by input level within the fair-value hierarchy, is presented below.

March 31, 2012
millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets:
Commodity derivatives
Financial institutions	$1	$1,026	$—	$(436)	$(65)	$526
Other counterparties	—	111	—	(33)	—	78

Total derivative assets	$1	$1,137	$—	$(469)	$(65)	$604

Liabilities:
Commodity derivatives
Financial institutions	$(2)	$(525)	$—	$436	$6	$(85)
Other counterparties	—	(44)	—	33	—	(11)
Interest-rate and other derivatives	—	(963)	—	—	—	(963)

Total derivative liabilities	$(2)	$(1,532)	$—	$469	$6	$(1,059)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Derivative Instruments (Continued)

December 31, 2011
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

6.  Debt and Interest Expense

Debt  All of the Company’s outstanding debt is senior unsecured, except for borrowings under the $5.0 billion Facility. The following presents the Company’s outstanding debt.

	0000000000	0000000000
millions	March 31, 2012	December 31, 2011
Long-term notes and debentures	$16,321	$16,452
WES borrowings	779	500

Total debt at face value	$17,100	$16,952
Net unamortized discounts and premiums (1)	(1,714)	(1,722)

Total borrowings	$15,386	$15,230

Less: Current portion of long-term debt	39	170

Total long-term debt	$15,347	$15,060

(1)	Unamortized discounts and premiums are amortized over the term of the related debt.

Fair Value  The Company uses a market approach to determine fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. As of March 31, 2012, and December 31, 2011, the estimated fair value of the Company’s total long-term debt was $17.7 billion and $17.3 billion, respectively.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Debt and Interest Expense (Continued)

Debt Activity  The following presents the Company’s debt activity during the three months ended March 31, 2012.

millions	Carrying Value	Description
Balance at December 31, 2011	$15,230
Borrowings	319	WES revolving credit facility
Repayments	(131)	6.125% Senior Notes due 2012
	(40)	WES revolving credit facility
Other, net	8	Changes in debt premium or discount

Balance at March 31, 2012	$15,386

Anadarko Revolving Credit Facility and Letter of Credit Facility  At March 31, 2012, the Company was in compliance with all applicable covenants contained in the $5.0 billion Facility, had outstanding borrowings of $2.5 billion at an interest rate of 1.74%, and had available borrowing capacity of $2.1 billion ($5.0 billion maximum capacity, less $2.5 billion of outstanding borrowings and $400 million of letter-of-credit capacity required to be maintained pursuant to the terms of the LOC Facility discussed below).

In 2011, the Company entered into an agreement with a financial institution to provide up to $400 million of letters of credit (LOC Facility). Compensating balances deposited with the financial institution provide for reduced fees under the LOC Facility. These compensating balances may be withdrawn at any time, resulting in higher fees. At March 31, 2012, cash and cash equivalents includes $330 million of demand deposits serving as compensating balances for outstanding letters of credit.

WES Revolving Credit Facility  Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, was in compliance with all covenants contained in its five-year $800 million senior unsecured revolving credit facility, had outstanding borrowings of $279 million at an interest rate of 1.74%, and had available borrowing capacity of $521 million at March 31, 2012.

Interest Expense  The following summarizes the amounts included in interest expense.

	Three Months Ended March 31,
millions	2012	2011
Current debt, long-term debt, and other	$250	$248
Capitalized interest	(64)	(28)

Interest expense	$186	$220

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Stockholders’ Equity

The reconciliation between basic and diluted earnings per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
millions except per-share amounts	2012	2011
Net income (loss):
Net income (loss) attributable to common stockholders	$2,156	$216
Less: Undistributed income allocated to participating securities	12	1

Basic	$2,144	$215

Diluted	$2,144	$215

Shares:
Average number of common shares outstanding—basic	499	497
Dilutive effect of stock options and performance-based stock awards	2	2

Average number of common shares outstanding—diluted	501	499

Excluded (1)	4	5
Net income (loss) per common share:
Basic	$4.30	$0.43
Diluted	$4.28	$0.43
Dividends per common share	$0.09	$0.09

(1)	Inclusion of certain average shares would have had an anti-dilutive effect.

8.  Commitments

During the first quarter of 2012, the Company entered into a two-and-a-half-year lease agreement for a deep-water drilling rig expected to be delivered in late 2012. The lease obligation totals approximately $374 million, with aggregate future annual minimum lease payments of $13 million in 2012, $150 million in 2013, $150 million in 2014, and $61 million in 2015.

9.  Contingencies

General  The Company is a defendant in a number of lawsuits and is involved in governmental proceedings and regulatory controls arising in the ordinary course of business, including, but not limited to, personal injury claims, title disputes, royalty claims, contract claims, oil-field contamination claims, and environmental claims, including claims involving assets owned by acquired companies. Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. The ultimate outcome and impact on the Company cannot be predicted with certainty; however, after consideration of recorded expense and liability accruals, management believes that the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The following discussion of the Company’s contingencies includes material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. No new significant matters arose during the first quarter of 2012.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Contingencies (Continued)

Deepwater Horizon Events  In April 2010, the Macondo well in the Gulf of Mexico blew out and an explosion occurred on the Deepwater Horizon drilling rig. The well was operated by BP Exploration and Production Inc. (BP) and Anadarko held a 25% non-operated interest. In October 2011, the Company and BP entered into a settlement agreement, mutual releases, and agreement to indemnify, relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company is fully indemnified by BP against claims and damages arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and assessment costs, and other potential damages. This indemnification is guaranteed by BP Corporation North America Inc. (BPCNA) and, in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. The Settlement Agreement does not indemnify Anadarko against potential losses arising from fines, penalties, or punitive damages. The Company has not recorded a liability for any costs that are subject to indemnification by BP. For additional disclosure of the Deepwater Horizon events, the Company’s Settlement Agreement with BP, environmental claims under OPA, NRD claims, potential penalties and fines, and civil litigation, see Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Penalties and Fines  On December 15, 2010, the U.S. Department of Justice, on behalf of the United States, filed a civil lawsuit in the U.S. District Court in New Orleans, Louisiana (Louisiana District Court) against several parties, including Anadarko Petroleum Corporation and Anadarko E&P Company LP (AE&P), a subsidiary of Anadarko, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. On February 22, 2012, the Court entered a declaratory judgment that, as a partial owner of the Macondo well, Anadarko is liable for civil penalties under Section 311 of the CWA and denied both the Company’s and the United States’ motions for summary judgment with respect to the liability of AE&P. The declaratory judgment addresses liability only, and does not address the amount of any civil penalty. On February 29, 2012, the Court entered a stipulated order, agreed to by the Company and the United States, that the United States will not assert any claim for a CWA penalty against AE&P, and that the United States will not assert any other theories of liability under the CWA (e.g., operator or person-in-charge liability) against either Anadarko or AE&P. Further, the order reserved the issue of an assessment of a civil penalty against Anadarko until a later proceeding to be scheduled by the Court.

As discussed below, numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. Certain state and local governments have provided indication of a likely appeal of the court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. If such an appeal is successful, state and/or local laws and regulations could become sources of penalties or fines against the Company.

Applicable accounting guidance requires the Company to accrue a liability if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Court’s declaratory judgment on February 22, 2012, satisfies the requirement that a loss, arising from the future assessment of a civil penalty against Anadarko, is probable. Notwithstanding, the Company currently cannot estimate the amount of any potential civil penalty. The CWA sets forth subjective criteria, including degree of fault and history of prior violations, which significantly influence the magnitude of CWA penalty assessments. As a result of the subjective nature of CWA penalty assessments, the Company currently cannot estimate the amount of any such penalty. Furthermore, the February 2012 settlement of Deepwater Horizon-related civil penalties (including those under the CWA) by the other non-operating partner with the United States and five affected Gulf states (Texas, Louisiana, Mississippi, Alabama, and Florida) does not affect the Company’s current conclusion regarding its ability to estimate potential fines and penalties. The Company lacks insight into those settlement discussions, retains legal counsel separate from the other non-operating party, and was not involved in any manner with respect to that settlement.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Contingencies (Continued)

Given the Company’s lack of direct operational involvement in the event, as confirmed by the Louisiana District Court, and the subjective criteria of the CWA, the Company believes that its exposure to CWA penalties will not materially impact the Company’s consolidated financial position, results of operations, or cash flows.

Civil Litigation Damage Claims  Numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. This litigation has been consolidated into a federal Multidistrict Litigation (MDL) pending before Judge Carl Barbier in the Louisiana District Court. Only OPA claims seeking economic loss damages against the Company remain. In addition, certain state and local governments have provided indication of a likely appeal of the MDL court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. The Company, pursuant to the Settlement Agreement, is fully indemnified by BP against losses arising as a result of claims for damages, irrespective of whether such claims are based on federal (including OPA) or state law.

The Louisiana District Court plans to hold a trial in Transocean’s Limitation of Liability case in the MDL. The first phase of the trial is to determine certain liability issues and the liability allocation among the parties alleged to be involved in or liable for the Deepwater Horizon events. In March 2012, BP and the Plaintiffs’ Steering Committee (PSC) entered into a tentative settlement agreement to resolve the substantial majority of legitimate economic loss and medical claims stemming from the Deepwater Horizon events. In light of this settlement agreement, the Court postponed the start of the trial until a future date and requested that the parties submit separate briefs that explain the parties’ opinions as to the impact of the tentative settlement on the Court’s previously issued trial plan. BP and the PSC jointly filed the proposed settlement agreement with the Court on April 18, 2012. The Court will meet with liaison counsel in May 2012 to discuss the briefs and proposed changes to the trial plan.

Two separate class action complaints were filed in June and August 2010, in the U.S. District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 9, 2009, and June 12, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 (Exchange Act) for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. In March 2012, the New York District Court granted the Lead Plaintiff’s motion to transfer venue to the U.S. District Court for the Southern District of Texas - Houston Division. The New York District Court did not rule on the Company’s motion to dismiss before transferring the case.

In November 2011, the Company’s Board of Directors (Board) received a letter from a purported shareholder demanding that the Board investigate, address, remedy, and commence derivative proceedings against certain officers and directors for their alleged breach of fiduciary duty related to the Deepwater Horizon events. The Board has considered this demand and in February 2012 determined that it would not be in the best interest of the Company to pursue the issues alleged in the demand letter. In March 2012, the Company’s Board received a similar demand letter from a purported shareholder supplementing an original demand that had been made by the shareholder in September 2010 related to the Deepwater Horizon events. The Board has considered this demand and in April 2012 determined that it would not be in the best interest of the Company to pursue the issues alleged in the demand letter.

Given the early stages of the shareholder proceedings, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses, related to ongoing proceedings. The Company intends to vigorously defend itself, its officers, and its directors in each of these proceedings, and will avail itself of any and all indemnities provided by BP against civil damages.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Contingencies (Continued)

Remaining Liability Outlook  It is reasonably possible that the Company may recognize additional Deepwater Horizon event-related liabilities for potential fines and penalties, shareholder claims, and certain other claims not covered by the indemnification provisions of the Settlement Agreement; however, the Company does not believe that any potential liability attributable to the foregoing items, individually or in the aggregate, will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. This assessment takes into account certain qualitative factors, including the subjective and fault-based nature of CWA penalties, the Company’s indemnification by BP against certain damage claims as discussed above, BP’s creditworthiness, the merits of the shareholder claims, and directors and officers insurance coverage related to outstanding shareholder claims.

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

Tronox Litigation  In January 2009, Tronox Incorporated (Tronox), a former subsidiary of Kerr-McGee Corporation (Kerr-McGee), which is a current subsidiary of Anadarko, and certain of Tronox’s subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee and seeks, among other things, to recover damages, including interest, in excess of $14.5 billion from Kerr-McGee and Anadarko, as well as litigation fees and costs. In accordance with Tronox’s Plan of Reorganization, the Adversary Proceeding is being prosecuted by the Anadarko Litigation Trust. Pursuant to the Anadarko Litigation Trust Agreement, the Anadarko Litigation Trust was “deemed substituted” for Tronox in the Adversary Proceeding as the party in such litigation. For purposes of this Form 10-Q, references to “Tronox” after February 2011 refer to the Anadarko Litigation Trust. For additional disclosure related to the Tronox litigation, see Note 16—Contingencies—Tronox Litigation in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The U.S. government was granted authority to intervene in the Adversary Proceeding, and in May 2009 asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act (FDCPA Complaint). In April 2012, Anadarko and Kerr-McGee filed an answer to the FDCPA Complaint.

In February 2012, Anadarko and Kerr-McGee filed a motion for partial summary judgment seeking dismissal of (1) constructive fraudulent transfer claims involving transfers made by Tronox LLC; (2) Anadarko Petroleum Corporation as a subsequent transferee with respect to all alleged fraudulent transfers; and (3) all actual and constructive  fraudulent  transfer  claims  protected  by  Section 546(e) of the U.S. Bankruptcy Code. Fact and expert discovery has concluded and the trial is scheduled to begin May 15, 2012.

During the first quarter of 2012, the Company continued its attempts to resolve the Adversary Proceeding. An additional $275 million loss contingency related to the Adversary Proceeding has been recorded, thereby increasing the Company’s total accrual for its estimated loss related to the Adversary Proceeding to $525 million. The Company remains confident in the merits of its position. If a settlement is not reached, the Company will vigorously defend against the claims asserted in the Adversary Proceeding at trial.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Contingencies (Continued)

In addition, in July 2009, a consolidated class action complaint was filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005, and January 12, 2009, against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP (Securities Case). The complaint alleges causes of action arising under Sections 10(b) and 20(a) of the Exchange Act for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort-claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Certain parties, including Anadarko, Kerr-McGee, and the former Kerr-McGee officers and directors reached a tentative settlement in this matter in April 2012, subject to approval by the court. The tentative settlement amount will be directly funded by the insurers for Tronox, Anadarko, and Kerr-McGee. As a result, offsetting gains and losses have been recorded to reflect the impact of the tentative settlement of the Securities Case.

Other Litigation  In December 2008, Anadarko sold its interest in the Peregrino heavy-oil field offshore Brazil. The Company is currently litigating a dispute with the Brazilian tax authorities regarding the tax rate applicable to the transaction. Currently, $186 million, the amount of tax in dispute, resides in a judicially controlled Brazilian bank account, pending final resolution of the matter and is included in other assets on the Company’s Consolidated Balance Sheet as of March 31, 2012.

In July 2009, the lower judicial court ruled in favor of the Brazilian tax authorities. The Company appealed this decision to the Brazilian Regional courts, which upheld the lower court’s ruling in favor of the Brazilian tax authorities in December 2011. In April 2012, the Company filed simultaneous appeals to the Brazilian Superior court and the Brazilian Supreme court. The Brazilian Supreme court is not required to hear the case.

The Company believes that it will, more likely than not, prevail in Brazilian courts. Therefore, no tax liability has been recorded for Peregrino divestiture-related litigation as of March 31, 2012. The Company continues to vigorously defend itself in Brazilian courts.

Algeria Exceptional Profits Tax Settlement  In 2006, the Algerian parliament approved legislation establishing an exceptional profits tax on foreign companies’ Algerian oil production and issued regulations implementing this legislation. The Company notified Sonatrach of the Company’s disagreement with Sonatrach’s collection of the exceptional profits tax and initiated arbitration against Sonatrach in February 2009. The arbitration hearing was held in June 2011.

In March 2012, Anadarko reached an agreement with Sonatrach to resolve the exceptional profits tax dispute. The agreement was approved by the Algerian government and provides for delivery to the Company of crude oil valued at approximately $1.7 billion and the elimination of $62 million of the Company’s previously recorded and unpaid transportation charges. The crude oil is to be delivered to the Company over a 12-month period expected to begin in June 2012. At March 31, 2012, a receivable of $1.7 billion (short-term of $1,458 million and long-term of $284 million), related to the oil and gas exploration and production operating segment, was included on the Company’s Consolidated Balance Sheet. The Company also recognized a $1.8 billion credit in the Costs and Expenses section of the Consolidated Statement of Income for the three months ended March 31, 2012, to reflect the effects of this agreement on previously recorded expenses. Additionally, the parties agreed to an amendment to the existing Production Sharing Agreement (PSA) that provides the Company increased sales volumes in future periods. The amendment also confirms the duration for each exploitation license granted under the PSA will be 25 years from the date the license was awarded.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Income Taxes

The following is a summary of income tax expense (benefit) and effective tax rates.

	Three Months Ended March 31,
millions except percentages	2012	2011
Income tax expense (benefit)	$352	$266
Effective tax rate	14%	53%

The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2012, was primarily attributable to the resolution of the Algeria exceptional profits tax dispute. This amount was partially offset by the foreign tax rate differential and valuation allowances, recurring accrual of the Algerian exceptional profits tax, and U.S. tax impact from losses and restructuring of foreign operations.

The increase from the 35% U.S. federal statutory rate for the three months ended March 31, 2011, was primarily attributable to the recurring accrual of the Algerian exceptional profits tax, foreign tax rate differential and valuation allowances, U.S. tax on foreign income inclusions and distributions, and state income taxes. These items were partially offset by the U.S. income tax benefits associated with foreign losses and restructuring of foreign operations.

11.  Supplemental Cash Flow Information

The following presents cash paid (received) for interest (net of amounts capitalized) and income taxes, as well as non-cash investing transactions.

	Three Months Ended
	March 31,
millions	2012	2011
Cash paid (received):
Interest	$265	$318
Income taxes	$(70)	$21
Non-cash investing activities:
Fair value of properties and equipment received in non-cash exchange transactions	$—	$4

12.  Segment Information

Anadarko’s business segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. The Company’s three reporting segments are oil and gas exploration and production, midstream, and marketing. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and NGLs. The midstream segment engages in gathering, processing, treating, and transporting Anadarko and third-party oil, natural-gas, and NGLs production. The midstream reporting segment consists of two operating segments, WES and other midstream activities, which are aggregated into one reporting segment due to similar financial and operating characteristics. The marketing segment sells most of Anadarko’s production, as well as third-party purchased volumes.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Segment Information (Continued)

To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes income (loss) before income taxes; interest expense; exploration expense; depreciation, depletion, and amortization (DD&A); impairments; Deepwater Horizon settlement and related costs; Algeria exceptional profits tax settlement; Tronox-related contingent loss; unrealized (gains) losses on derivatives, net; and realized (gains) losses on other derivatives, net, less net income attributable to noncontrolling interests (Adjusted EBITDAX). The Company’s definition of Adjusted EBITDAX excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Adjusted EBITDAX also excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX excludes Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, and Tronox-related contingent loss, as these costs are outside the normal operations of the Company. See Note 9—Contingencies. Finally, unrealized (gains) losses on derivatives, net and realized (gains) losses on other derivatives, net are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

Adjusted EBITDAX, as defined by Anadarko, may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) attributable to common stockholders and other performance measures, such as operating income or cash flows from operating activities. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) before income taxes.

	Three Months Ended
	March 31,
millions	2012	2011
Income (loss) before income taxes	$2,535	$503
Exploration expense	244	179
DD&A	930	985
Impairments	50	2
Deepwater Horizon settlement and related costs(1)	8	26
Algeria exceptional profits tax settlement(2)	(1,804)	—
Tronox-related contingent loss(2)	275	—
Interest expense	186	220
Unrealized (gains) losses on derivatives, net	(142)	253
Less: Net income attributable to noncontrolling interests	27	21

Consolidated Adjusted EBITDAX	$2,255	$2,147

(1)

In the third quarter of 2011, the Company revised the definition of Adjusted EBITDAX to exclude the Deepwater Horizon settlement and related costs. The prior period has been adjusted to reflect this change.

(2)

In the first quarter of 2012, the Company revised the definition of Adjusted EBITDAX to exclude the Algeria exceptional profits tax settlement and the Tronox-related contingent loss. The prior period has been adjusted to reflect this change.

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

	000000000	000000000	000000000	000000000	000000000

	Oil and Gas Exploration & Production			Other and Intersegment Eliminations

millions		Midstream	Marketing		Total
Three Months Ended March 31, 2012
Sales revenues	$1,899	$87	$1,426	$—	$3,412
Intersegment revenues	1,174	249	(1,295)	(128)	—
Gains (losses) on divestitures and other, net	(17)	(1)	—	53	35

Total revenues and other	3,056	335	131	(75)	3,447

Operating costs and expenses(1)	926	189	154	48	1,317
Realized (gains) losses on commodity derivatives, net	—	—	—	(137)	(137)
Other (income) expense, net(2)	—	—	—	(10)	(10)
Net income attributable to noncontrolling interests	—	27	—	—	27

Total expenses and other	926	216	154	(99)	1,197

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	5	—	5

Adjusted EBITDAX	$2,130	$119	$(18)	$24	$2,255

Three Months Ended March 31, 2011
Sales revenues	$1,796	$64	$1,364	$—	$3,224
Intersegment revenues	1,125	210	(1,232)	(103)	—
Gains (losses) on divestitures and other, net	—	—	—	29	29

Total revenues and other	2,921	274	132	(74)	3,253

Operating costs and expenses(1)	841	166	136	22	1,165
Realized (gains) losses on commodity derivatives, net	—	—	—	(57)	(57)
Other (income) expense, net(2)	—	—	—	(24)	(24)
Net income attributable to noncontrolling interests	—	21	—	—	21

Total expenses and other	841	187	136	(59)	1,105

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(1)	—	(1)

Adjusted EBITDAX	$2,080	$87	$(5)	$(15)	$2,147

(1)

Operating costs and expenses excludes exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, and Algeria exceptional profits tax settlement since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes Tronox-related contingent loss since this expense is excluded from Adjusted EBITDAX.

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

During the three months ended March 31, 2012, the Company made contributions of $2 million to its funded pension plans, $1 million to its unfunded pension plans, and $5 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2012, the Company expects to contribute approximately $119 million to its funded pension plans, approximately $33 million to its unfunded pension plans, and approximately $14 million to its unfunded other postretirement benefit plans.

The following sets forth the Company’s pension and other postretirement benefit costs.

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
millions	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$19	$20	$2	$2
Interest cost	21	21	4	4
Expected return on plan assets	(23)	(21)	—	—
Amortization of net actuarial loss (gain)	23	21	—	—
Amortization of net prior service cost (credit)	—	1	—	—

Net periodic benefit cost	$40	$42	$6	$6

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

•

legislative or regulatory changes, including retroactive royalty or production tax regimes; hydraulic-fracturing regulation; deep-water drilling and permitting regulations; derivatives reform; changes in state, federal, and foreign income taxes; environmental regulation; environmental risks; and liability under federal, state, foreign, and local environmental laws and regulations;

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

•	the impact of remaining claims related to the Deepwater Horizon events, including, but not limited to, fines, penalties, and punitive damages against which the Company is not indemnified by BP;

•	the legislative and regulatory changes that may impact the Company’s Gulf of Mexico and international offshore operations, including those resulting from the Deepwater Horizon events;

•	the impact of future regulations on the Company’s ability to fully resume drilling operations in the Gulf of Mexico;

•	current and potential legal proceedings, environmental or other obligations related to or arising from Tronox Incorporated (Tronox);

•	civil or political unrest in a region or country;

•	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties;

•	volatility in the securities, capital, or credit markets and related risks such as general credit, liquidity and interest-rate risk;

•	the Company’s ability to successfully monetize select assets, repay its debt, and the impact of changes in the Company’s credit ratings;

•	disruptions in international crude oil cargo shipping activities;

•	electronic, cyber, and physical security breaches;

•	the supply and demand, technological, political, and commercial conditions associated with long-term development and production projects in domestic and international locations; and

•

other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s 2011 Annual Report on Form 10-K, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management.

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Part I, Item 1, the information set forth in Risk Factors under Part II, Item 1A as well as the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the 2011 Annual Report on Form 10-K, and the information set forth in the Risk Factors under Part I, Item 1A of the 2011 Annual Report on Form 10-K. Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

OVERVIEW

Anadarko is among the world’s largest independent exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, and NGLs. The Company also engages in the gathering, processing, and treating of natural gas, and the transporting of natural gas, crude oil, and NGLs. The Company has production and exploration activities worldwide, including activities in the United States; Algeria; Brazil; East, West, and South Africa; China; Indonesia; and New Zealand.

Operating Highlights

Significant operating highlights during the first quarter of 2012 include the following:

Overall

•	Anadarko’s first-quarter sales volumes totaled 64 million barrels of oil equivalent (MMBOE), representing a 3% increase over the first quarter of 2011.

•	Anadarko achieved first-quarter liquids sales volumes of 27 million barrels, representing a 6% increase over the first quarter of 2011.

United States Onshore

•

The Company’s Rocky Mountains Region (Rockies) achieved first-quarter sales volumes of 313 thousand barrels of oil equivalent per day (MBOE/d), representing a 7% increase over the first quarter of 2011, primarily due to increased sales volumes from the Greater Natural Buttes area and the Wattenberg field.

•

The Company’s Southern and Appalachia Region achieved first-quarter sales volumes of 175 MBOE/d, representing an 18% increase over the first quarter of 2011, primarily due to increased sales volumes from the Eagleford and Marcellus shales.

Gulf of Mexico

•	The Company’s Gulf of Mexico first-quarter sales volumes were 119 MBOE/d, representing a 22% decrease from the first quarter of 2011, primarily due to natural production declines.

•

The Company achieved first production in March 2012 from the Caesar/Tonga development (33.75% working interest) in the Green Canyon area achieving more than 45 MBOE/d, utilizing Anadarko’s Constitution spar floating production facility.

•	The Company encountered approximately 250 net feet of oil pay at the Heidelberg-2 appraisal well (44.25% working interest) in Green Canyon Block 903.

International

•	The Company’s International first-quarter sales volumes were 83 MBOE/d, representing a 3% increase over the first quarter of 2011.

•	The Company successfully drilled four appraisal wells: two in Ghana and two in Mozambique.

•	The Jupiter-1 discovery well (55% working interest) encountered 98 net feet of hydrocarbon pay in the upper Cretaceous-age reservoirs located offshore Sierra Leone.

•	Offshore Mozambique, the Company successfully tested the Barquentine-2 well (36.5% working interest), achieving an equipment-constrained flow rate of 90 to 100 million cubic feet per day (MMcf/d).

•	The Company completed a multi-zone drill-stem test at Owo-1RA (18% working interest), in the Deepwater Tano Block offshore Ghana, that flowed crude oil at a combined rate of 20 MBbls/d.

•	The Mercury-2 appraisal well (55% working interest) located offshore Sierra Leone and the Kosrou-1 exploration well (50 % working interest) located offshore Cote d’Ivoire were expensed as dry holes.

Financial Highlights

Significant financial highlights during the first quarter of 2012 include the following:

•	The Company generated $1.9 billion of cash flows from operations and ended the quarter with $3.0 billion of cash on hand.

•

Anadarko’s net income attributable to common stockholders for the first quarter of 2012 totaled $2.2 billion, which included $1.8 billion related to the resolution of the exceptional profits tax dispute with Sonatrach.

•	Moody’s Investors Service (Moody’s) returned the Company’s senior unsecured rating to investment grade.

•	The Company retired $131 million of 6.125% Senior Notes due in March 2012.

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended March 31, 2012,” refer to the comparison of the three months ended March 31, 2012, to the three months ended March 31, 2011. The primary factors that affect the Company’s results of operations include commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

Selected Data

	Three Months Ended March 31,
millions except per-share amounts	2012	2011
Financial Results
Revenues and other	$3,447	$3,253
Costs and expenses	745	2,357
Other (income) expense	167	393
Income tax expense (benefit)	352	266
Net income (loss) attributable to common stockholders	$2,156	$216
Net income (loss) per common share attributable to common stockholders—diluted	$4.28	$0.43
Average number of common shares outstanding—diluted	501	499

Operating Results
Adjusted EBITDAX (1)	$2,255	$2,147
Sales volumes (MMBOE)	64	62

MMBOE—millions of barrels of oil equivalent

(1)

See Operating Results—Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income (loss) before income taxes, which is presented in accordance with GAAP.

FINANCIAL RESULTS

Net Income (Loss) Attributable to Common Stockholders For the first quarter of 2012, Anadarko’s net income attributable to common stockholders totaled $2.2 billion, or $4.28 per share (diluted), compared to net income attributable to common stockholders of $216 million, or $0.43 per share (diluted) for the first quarter of 2011. Anadarko’s net income for the first quarter of 2012 included $1.8 billion related to the resolution of the exceptional profits tax dispute with Sonatrach.

Sales Revenues and Volumes

	Three Months Ended March 31,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011
Sales Revenues
Natural-gas sales	$573	(33)%	$854
Oil and condensate sales	2,244	24	1,807
Natural-gas liquids sales	342	3	333

Total	$3,159	6	$2,994

Anadarko’s total sales revenues for the three months ended March 31, 2012, increased primarily due to higher prices for crude oil, as well as increased liquids volumes, partially offset by lower average natural-gas and NGLs prices.

	Three Months Ended March 31,
millions	Natural Gas	Oil and Condensate	NGLs	Total
2011 sales revenues	$854	$1,807	$333	$2,994
Changes associated with sales volumes	11	104	22	137
Changes associated with prices	(292)	333	(13)	28

2012 sales revenues	$573	$2,244	$342	$3,159

	Three Months Ended March 31,
Sales Volumes	2012	Inc/(Dec) vs. 2011	2011
Barrels of Oil Equivalent (MMBOE except percentages)
United States	56	3%	55
International	8	3	7

Total	64	3	62

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	621	3%	609
International	83	3	81

Total	704	3	690

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Note 5—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and Other (Income) Expense—(Gains) Losses on Commodity Derivatives, net. Production of natural gas, crude oil, and NGLs usually is not affected by seasonal swings in demand.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2012	Inc/(Dec) vs. 2011	2011
United States
Sales volumes—Bcf	220	1%	217
MMcf/d	2,416	1	2,412
Price per Mcf	$2.60	(34)	$3.93
Natural-gas sales revenues (millions)	$573	(33)	$854

Bcf—billion cubic feet

MMcf/d—million cubic feet per day

The Company’s natural-gas sales volumes increased 4 MMcf/d for the three months ended March 31, 2012, due to higher sales volumes in the Southern and Appalachia Region of 117 MMcf/d primarily as a result of increased drilling in the Marcellus shale, as well as higher sales volumes in the Rockies of 49 MMcf/d associated with increased drilling in the Greater Natural Buttes area and the Wattenberg field. This increase was largely offset by reduced sales volumes in the Gulf of Mexico of 162 MMcf/d, primarily due to natural production declines.

The average natural-gas price Anadarko received decreased for the three months ended March 31, 2012, due to continued growth in U.S. natural-gas production, reduced U.S. residential and commercial natural-gas demand as a result of mild winter temperatures, and above-average U.S. storage inventory levels.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2012	Inc/(Dec) vs. 2011	2011
United States
Sales volumes—MMBbls	12	7%	12
MBbls/d	138	7	131
Price per barrel	$105.75	15	$91.56

International
Sales volumes—MMBbls	8	3%	7
MBbls/d	83	3	81
Price per barrel	$120.00	21	$99.47

Total
Sales volumes—MMBbls	20	6%	19
MBbls/d	221	6	212
Total price per barrel	$111.07	17	$94.58
Oil and condensate sales revenues (millions)	$2,244	24	$1,807

MMBbls—million barrels

MBbls/d—thousand barrels per day

Anadarko’s crude-oil and condensate sales volumes increased 9 MBbls/d for the three months ended March 31, 2012 primarily due to 8 MBbls/d resulting from increased production in Ghana, as liftings began during the first quarter of 2011. Additionally, increased drilling in the Wattenberg field led to a 6 MBbls/d sales-volume improvement in the Rockies. Increased activity in the Eagleford shale and Bone Spring formation increased sales volumes from those areas by approximately 61%, contributing to a 6 MBbls/d increase in the Southern and Appalachia Region. These increases were partially offset by lower sales volumes of 5 MBbls/d in the Gulf of Mexico, primarily due to natural production declines, and 5 MBbls/d resulting from timing of cargo liftings in Algeria.

Anadarko’s average crude-oil price received increased for the three months ended March 31, 2012, as a result of increased global demand, as well as potential supply disruptions from political unrest in the Middle East. The average crude-oil price realized by the Company was enhanced by the widening differential of crude oil shipped by water (waterborne crude) over West Texas Intermediate (WTI) during the first quarter after tightening at the end of 2011. Approximately 70% of Anadarko’s crude-oil sales volumes more closely track waterborne-crude pricing than WTI.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	00000000	00000000	00000000
	Three Months Ended March 31,
	2012	Inc/(Dec) vs. 2011	2011
United States
Sales volumes—MMBbls	7	7%	7
MBbls/d	80	7	76
Price per barrel	$47.09	(4)	$48.86
Natural-gas liquids sales revenues (millions)	$342	3	$333

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. For the three months ended March 31, 2012, the Company’s NGLs sales volumes increased by 4 MBbls/d as a result of increased drilling in liquids-rich areas, primarily at Wattenberg and Greater Natural Buttes in the Rockies and in the Eagleford shale in the Southern and Appalachia Region.

The average NGLs price decreased for the three months ended March 31, 2012, primarily due to lower ethane and propane prices. The demand for ethane decreased due to several petrochemical plants being offline a portion of the quarter for maintenance and conversion upgrades. Also, mild winter temperatures across much of the United States reduced propane demand.

Gathering, Processing, and Marketing Margin

	00000000	00000000	00000000
	Three Months Ended March 31,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011
Gathering, processing, and marketing sales	$253	10%	$230
Gathering, processing, and marketing expenses	189	11	171

Margin	$64	8	$59

For the three months ended March 31, 2012, the gathering, processing, and marketing margin increased primarily due to an increase in gathering and processing revenues associated with increased throughput volumes across several of Anadarko’s systems, and additional margin provided by midstream assets acquired in February 2011 and May 2011. These increases were partially offset by lower marketing volumes and margins related to natural-gas sales from inventory, and a write-down of natural-gas inventory to the lower of cost or market value.

Costs and Expenses

	00000000	00000000	00000000
	Three Months Ended March 31,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011
Oil and gas operating	$242	4%	$232
Oil and gas transportation and other	240	15	209
Exploration	244	36	179

For the three months ended March 31, 2012, oil and gas operating expenses increased by $10 million. Higher sales volumes and increased activity, primarily in Ghana and the Delaware basin of the Southern and Appalachia Region, resulted in an $11 million increase to operating expenses. Surface maintenance costs, primarily in the Rockies and the Southern and Appalachia Region, contributed another $6 million of increased costs. These increases were partially offset by lower workover costs of $8 million, primarily in the Gulf of Mexico and the Rockies.

For the three months ended March 31, 2012, oil and gas transportation and other expenses increased by $31 million primarily due to higher gas gathering and transportation costs attributable to higher volumes and increased costs attributable to growth in the Company’s U.S. onshore asset base.

Exploration expense increased by $65 million for the three months ended March 31, 2012, primarily due to higher dry hole expense of $73 million primarily in Cote d’Ivoire, Sierra Leone, Alaska, and Brazil, partially offset by lower geological and geophysical expense of $13 million primarily related to Liberia seismic purchases in 2011.

	00000000	00000000	00000000
	Three Months Ended March 31,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011
General and administrative	$269	29%	$209
Depreciation, depletion, and amortization	930	(6)	985
Other taxes	377	10	344
Impairments	50	NM	2

NM—percentage change does not provide

meaningful information

For the three months ended March 31, 2012, general and administrative (G&A) expense increased by $60 million primarily due to a gain of $46 million in 2011 related to the Company’s receipt of damage claims from a Tronox-related dispute.

For the three months ended March 31, 2012, depreciation, depletion, and amortization (DD&A) expense decreased by $55 million due to lower per-barrel DD&A rates resulting from asset impairments recorded in the fourth quarter of 2011 and reserve additions at the Eagleford shale, partially offset by increased DD&A resulting from higher sales volumes.

For the three months ended March 31, 2012, other taxes increased by $33 million primarily due to higher crude-oil prices, resulting in higher Algeria exceptional profits tax of $15 million and increased U.S. production and severance taxes of $12 million.

Impairment expense of $50 million for the three months ended March 31, 2012, related to a Gulf of Mexico property that experienced downward reserves revisions as a result of nearing the end of its economic life. Impairment expense for the three months ended March 31, 2011, related to the Company’s investment in Venezuelan assets.

	00000000	00000000	00000000
	Three Months Ended March 31,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011
Algeria exceptional profits tax settlement	$(1,804)	NM	$—
Deepwater Horizon settlement and related costs	8	(69)%	26

In March 2012, Anadarko reached an agreement with Sonatrach to resolve the exceptional profits tax dispute. The agreement was approved by the Algerian government and provides for delivery to the Company of crude oil valued at approximately $1.7 billion and the elimination of $62 million of the Company’s previously recorded and unpaid transportation charges. The crude oil is to be delivered to the Company over a 12-month period expected to begin in June 2012. The Company recognized a $1.8 billion credit in the Costs and Expenses section of the Consolidated Statement of Income for the three months ended March 31, 2012, to reflect the effects of this agreement on previously recorded expenses. The Company expects to receive approximately $1.0 billion in cash from the sale of the crude oil during 2012 and the balance in the first half of 2013. Additionally, the parties agreed to an amendment to the existing Production Sharing Agreement (PSA) that provides the Company increased sales volumes and a lower implied exceptional profits tax rate in future periods. The amendment also confirms the duration for each exploitation license granted under the PSA will be 25 years from the date the license was awarded.

For the three months ended March 31, 2012, Deepwater Horizon settlement and related costs decreased by $18 million due to lower legal expenses and related costs associated with the Deepwater Horizon events. See Note 9—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Other (Income) Expense

	00000000	00000000	00000000
	Three Months Ended March 31,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011
Interest Expense
Current debt, long-term debt, and other	$250	1%	$248
Capitalized interest	(64)	(129)	(28)

Interest expense	$186	(15)	$220

For the three months ended March 31, 2012, interest expense decreased by $34 million primarily due to a $36 million increase in capitalized interest in 2012, related to higher construction-in-progress balances for long-term capital projects. Additionally, 2012 interest expense was lower due to $8 million of interest incurred during the first quarter of 2011 related to the Company’s capital lease obligations for a floating production, storage, and offloading vessel for the Company’s Jubilee field operations in Ghana. In December 2011, the Company and its partners in the Jubilee project purchased the vessel, resulting in cancellation of the capital lease obligation. These items were partially offset by 2012 interest expense of $11 million related to borrowings under the $5.0 billion senior secured revolving credit facility maturing in September 2015 ($5.0 billion Facility). For additional information regarding the Company’s financing activities, see Liquidity and Capital Resources.

	00000000	00000000	00000000
	Three Months Ended March 31,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011
(Gains) Losses on Commodity Derivatives, net
Realized (gains) losses
Natural gas	$(170)	136%	$(72)
Oil and condensate	33	(120)	15

Total realized (gains) losses	(137)	140	(57)

Unrealized (gains) losses
Natural gas	(86)	NM	47
Oil and condensate	173	35	266
Natural gas liquids	2	NM	—

Total unrealized (gains) losses	89	72	313

Total (gains) losses on commodity derivatives, net	$(48)	119	$256

The Company enters into commodity derivatives to manage the risk of a decrease in the market prices for its anticipated sales of production. The change in (gains) losses on commodity derivatives, net includes the impact of changes in fair value of open positions at March 31 of each year and changes in fair value of derivatives entered into or settled within each period. For additional information on (gains) losses on commodity derivatives, see Note 5—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	00000000	00000000	00000000
	Three Months Ended March 31,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011
(Gains) Losses on Other Derivatives, net
Unrealized (gains) losses—interest-rate derivatives and other	$(236)	NM	$(59)

Anadarko enters into interest-rate swaps to fix or float interest rates on existing or anticipated indebtedness to manage exposure to interest-rate changes. The fair value of the Company’s interest-rate swap portfolio increases (decreases) when interest rates increase (decrease). Interest rate derivatives with a notional principal amount of $1.0 billion are scheduled to settle in October 2012.

	00000000	00000000	00000000
	Three Months Ended March 31,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011
Other (Income) Expense, net
Interest income	$(2)	(50)%	$(4)
Other	267	NM	(20)

Total other (income) expense, net	$265	NM	$(24)

For the three months ended March 31, 2012, total other income decreased by $289 million, primarily due to the recording of a $275 million Tronox-related contingent loss and $12 million related to a decrease in foreign currency gains. These gains reflect exchange-rate changes primarily applicable to foreign currency purchased in anticipation of funding future capital expenditures on major international development projects, as well as foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil.

Income Tax Expense

	Three Months Ended March 31,
millions except percentages	2012	2011
Income tax expense (benefit)	$352	$266
Effective tax rate	14%	53%

For the three months ended March 31, 2012, income tax expense increased primarily due to an increase in income before income taxes. The decrease from the 35% U.S. federal statutory rate for the first quarter of 2012 was primarily attributable to the resolution of the Algerian exceptional profits tax dispute. This amount was partially offset by the following:

•	foreign tax rate differential and valuation allowances;

•	the recurring accrual of the Algerian exceptional profits tax; and

•	U.S. tax impact from losses and restructuring of foreign operations.

The increase from the 35% U.S. federal statutory rate for the first quarter of 2011 was primarily attributable to the following:

•	the recurring accrual of the Algerian exceptional profits tax;

•	foreign tax rate differential and valuation allowances;

•	U.S. tax on foreign income inclusions and distributions; and

•	state income taxes.

These items were partially offset by the U.S. income tax benefits associated with foreign losses and restructuring of foreign operations.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2012 and 2011, the Company’s net income attributable to noncontrolling interests of $27 million and $21 million, respectively, primarily relates to the public ownership interest in Western Gas Partners, LP (WES). Public ownership of WES was 54.4% and 53.7% at March 31, 2012 and 2011, respectively.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes income (loss) before income taxes, interest expense, exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, Tronox-related contingent loss, unrealized (gains) losses on derivatives, net, and realized (gains) losses on other derivatives, net, less net income attributable to noncontrolling interests (Adjusted EBITDAX). The Company’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Adjusted EBITDAX also excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX also excludes Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, and Tronox-related contingent loss, as these costs are outside the normal operations of the Company. See Note 9—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion of these events. Finally, unrealized (gains) losses on derivatives, net and realized (gains) losses on other derivatives, net are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

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

Adjusted EBITDAX

	00000000	00000000	00000000
	Three Months Ended March 31,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011
Income (loss) before income taxes	$2,535	NM	$503
Exploration expense	244	36%	179
DD&A	930	(6)	985
Impairments	50	NM	2
Deepwater Horizon settlement and related costs (1)	8	(69)	26
Algeria exceptional profits tax settlement (2)	(1,804)	NM	—
Tronox-related contingent loss (2)	275	NM	—
Interest expense	186	(15)	220
Unrealized (gains) losses on derivatives, net	(142)	(156)	253
Less: Net income attributable to noncontrolling interests	27	29	21

Consolidated Adjusted EBITDAX	$2,255	5	$2,147

Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$2,130	2%	$2,080
Midstream	119	37	87
Marketing	(18)	NM	(5)
Other and intersegment eliminations	24	NM	(15)

(1)

In the third quarter of 2011, the Company revised the definition of Adjusted EBITDAX to exclude the Deepwater Horizon settlement and related costs. The prior period has been adjusted to reflect this change.

(2)

In the first quarter of 2012, the Company revised the definition of Adjusted EBITDAX to exclude the Algeria exceptional profits tax settlement and the Tronox-related contingent loss. The prior period has been adjusted to reflect this change.

Oil and Gas Exploration and Production Adjusted EBITDAX for the three months ended March 31, 2012, increased primarily due to higher crude-oil prices and higher sales volumes. These increases were partially offset by lower NGLs and natural-gas prices and increased operating expenses, primarily other taxes, which increased as a result of higher sales volumes and higher crude-oil prices.

Midstream The increase in Adjusted EBITDAX for the three months ended March 31, 2012, is primarily due to increased throughput across several of Anadarko’s systems providing an increase to gathering and processing revenue, and additional margin provided by assets acquired in February 2011 and May 2011.

Marketing Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. For the three months ended March 31, 2012, Adjusted EBITDAX decreased primarily due to lower marketing margins and volumes associated with natural-gas sales from inventory, and a write-down of natural-gas inventory to the lower of cost or market value.

Other and Intersegment Eliminations Other and intersegment eliminations consist primarily of corporate costs, realized gains and losses on commodity derivatives, and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for the three months ended March 31, 2012, was primarily due to higher realized gains on commodity derivatives in 2012. See Other (Income) Expense.

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

Consistent with this approach, during the three months ended March 31, 2012, cash flows from operating activities were the primary source of capital investment funding. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions.

During the three months ended March 31, 2012, Moody’s returned the Company’s senior unsecured rating to investment grade. As a result of the upgrade, the Company terminated $256 million of letters of credit in April 2012 that were outstanding under the LOC Facility (discussed below) at March 31, 2012, and requested the termination of an additional $14 million of letters of credit. In addition, all cash that secured financial trades, previously posted due to credit-related provisions, has been returned to the Company.

At March 31, 2012, the Company had outstanding borrowings of $2.5 billion at an interest rate of 1.74% under the Company’s $5.0 billion Facility. These borrowings were used to fund a portion of the Company’s 2011 settlement agreement with BP. The Company plans to repay these borrowings with cash on hand and cash realized from the resolution of the Algeria exceptional profits tax dispute.

At March 31, 2012, Anadarko’s remaining 2012 debt maturities were $39 million, with no scheduled debt maturities for 2013. In addition, up to $682 million (the then-accreted amount) of the Zero-Coupon Senior Notes due 2036 can be put to the Company in October 2012. The Company has a variety of funding sources available to satisfy these obligations, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through the monetization of certain assets or joint-venture arrangements, and available capacity under the $5.0 billion Facility. Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund current operations.

Revolving Credit Facility and Letter of Credit Facility Obligations incurred under the $5.0 billion Facility, as well as obligations Anadarko has to lenders or their affiliates pursuant to certain derivative instruments, which are supported by the $5.0 billion facility, as discussed in Note 5—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. The Company was in compliance with all applicable covenants contained in the $5.0 billion Facility and had available borrowing capacity of $2.1 billion at March 31, 2012 ($5.0 billion maximum capacity, less $2.5 billion of outstanding borrowings and $400 million of letter-of-credit capacity required to be maintained pursuant to the terms of the LOC Facility discussed below).

In 2011, the Company entered into an agreement with a financial institution to provide up to $400 million of letters of credit (LOC Facility). Compensating balances deposited with the financial institution provide for reduced fees under the LOC Facility. These compensating balances may be withdrawn at any time, resulting in higher fees. Cash and cash equivalents includes $330 million of demand deposits serving as compensating balances for outstanding letters of credit at March 31, 2012.

WES Funding Sources Anadarko’s consolidated subsidiary, WES, uses cash flow from operations to fund its ongoing operations (including capital investments in the ordinary course of business), service its debt, and make distributions to its equity holders. As needed, WES supplements cash generated from its operating activities with proceeds from debt or equity issuances or borrowings under its five-year $800 million senior unsecured revolving credit facility maturing in March 2016 (RCF).

WES was in compliance with all covenants contained in its RCF, had outstanding borrowings of $279 million at an interest rate of 1.74%, and had available borrowing capacity of $521 million at March 31, 2012. See Financing Activities below.

Sources of Cash

Operating Activities Anadarko’s cash flows from operating activities during the three months ended March 31, 2012, was $1.9 billion, compared to $1.3 billion for the same period of 2011. Cash flows for 2012 increased primarily due to higher crude-oil prices, higher crude-oil and NGLs sales volumes, and the impact of changes in working capital items, but were partially offset by lower NGLs and natural-gas prices, and increased operating expenses, primarily other taxes, which increased as a result of higher sales volumes and higher crude-oil prices.

One of the primary sources of variability in the Company’s cash flows from operating activities is fluctuations in commodity prices, which Anadarko partially mitigates by entering into commodity derivatives. Sales-volume changes also impact cash flow, but have not been as volatile as commodity prices. Anadarko’s cash flows from operating activities are dependent on commodity prices, sales volumes, costs required for continued operations, and debt service.

Financing Activities During the three months ended March 31, 2012, Anadarko’s consolidated subsidiary, WES, borrowed $319 million under its RCF primarily to fund the acquisition of certain midstream assets from Anadarko.

Uses of Cash

Anadarko invests significant capital to acquire, explore, and develop oil and natural-gas resources and to expand its midstream infrastructure, and also utilizes cash to fund ongoing operating costs, capital contributions to equity subsidiaries, debt repayments, and distributions to its shareholders.

Capital Expenditures The following table presents the Company’s capital expenditures by category.

	Three Months Ended March 31,
millions	2012	2011
Property acquisition—exploration	$56	$79
Exploration	385	190
Development	1,007	851
Capitalized interest	64	28

Total oil and gas capital expenditures	1,512	1,148
Gathering, processing, and marketing and other(1)	278	439

Total capital expenditures(2)	$1,790	$1,587

(1)	Includes WES capital expenditures of $98 million and $317 million for the three months ended March 31, 2012 and 2011, respectively.
(2)

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

The Company’s capital spending increased 13% for the three months ended March 31, 2012, primarily due to an increase in exploration drilling offshore United States and East and West Africa, higher construction costs related to the development of the Lucius project located offshore United States, and increased expenditures for plants and gathering systems onshore United States. These increases are partially offset by WES’s 2011 acquisition of a third-party processing plant and related gathering systems located in the Rocky Mountains area.

Pension Contributions  During the three months ended March 31, 2012, the Company made contributions of $2 million to its funded pension plans, $1 million to its unfunded pension plans, and $5 million to its unfunded other postretirement benefit plans. During the remainder of 2012, the Company expects to contribute approximately $119 million to its funded pension plans, approximately $33 million to its unfunded pension plans, and approximately $14 million to its unfunded other postretirement benefit plans.

Debt Retirements and Repayments  During the three months ended March 31, 2012, the Company retired $131 million of 6.125% Senior Notes due in 2012. In addition, WES repaid $40 million of borrowings under its RCF.

Common Stock Dividends and Distributions to WES Noncontrolling Interest Owners  During the three months ended March 31, 2012 and 2011, Anadarko paid $45 million in dividends to its common stockholders (nine cents per share in each quarterly period). Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming an independent public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on its compliance with its financial covenants, and other factors.

WES distributed to its unitholders, other than Anadarko, an aggregate of $22 million and $15 million during the three months ended March 31, 2012 and 2011, respectively. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.46 per common unit for the first quarter of 2012 (to be paid in May 2012).

Outlook

The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2012 capital spending range of $7.0 billion to $7.4 billion, including $410 million to $460 million for WES capital expenditures.

Anadarko believes that its cash on hand and expected level of operating cash flows will be sufficient to fund the Company’s projected operational and capital programs for 2012, while continuing to meet its other obligations. The Company’s cash on hand is available for use. Cash on hand could be supplemented, as needed, through borrowings under the $5.0 billion Facility, which provides available borrowing capacity of $2.1 billion ($5.0 billion maximum capacity, less $2.5 billion of outstanding borrowings and $400 million of letter-of-credit capacity required to be maintained pursuant to the terms of the LOC Facility). The Company currently does not consider European sovereign debt events to pose significant risk to the Company’s ability to access available borrowing capacity under the $5.0 billion Facility. The Company may also enter into carried-interest arrangements and asset divestitures to supplement cash flow. In order to redirect its operating activities and capital investment to other areas and to repay borrowings under the $5.0 billion Facility, the Company is marketing certain of its properties.

The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions. In order to increase the predictability of 2012 cash flows, Anadarko entered into strategic derivative positions, which cover approximately 42% and 51% of its remaining 2012 anticipated natural-gas and crude-oil sales volumes, respectively. In addition, the Company has derivative positions in place for 2013. See Note 5—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

In the first quarter of 2011, the Company entered into a carried-interest arrangement that requires a third-party partner to fund approximately $1.6 billion of Anadarko’s future capital costs in the Eagleford shale, located in southwest Texas, in exchange for a one-third interest in Anadarko’s Eagleford shale assets. The third party will fund 90% of Anadarko’s future capital costs in the basin until the carry is fully funded, which is expected to occur by year-end 2013. At March 31, 2012, $676 million of the total $1.6 billion obligation had been funded.

In the first quarter of 2010, the Company entered into a carried-interest arrangement whereby a third-party partner agreed to fund up to $1.5 billion of Anadarko’s share of future capital costs in the area to earn a 32.5% interest in Anadarko’s Marcellus shale assets, primarily located in north-central Pennsylvania. At March 31, 2012, $1.2 billion of the total $1.5 billion obligation had been funded. The carry is expected to be fully funded by the third quarter of 2012.

Obligations and Commitments

During the first quarter of 2012, the Company entered into a two-and-a-half-year lease agreement for a deep-water drilling rig expected to be delivered in late 2012. The lease obligation totals approximately $374 million, with aggregate future annual minimum lease payments of $13 million in 2012, $150 million in 2013, $150 million in 2014, and $61 million in 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. In addition, foreign-currency exchange-rate risk exists due to anticipated foreign-currency denominated payments and receipts. These risks can affect revenues and cash flow from operating, investing, and financing activities. The Company’s risk-management policies provide for the use of derivative instruments to manage these risks. The types of commodity derivative instruments utilized by the Company include futures, swaps, options, and fixed-price physical-delivery contracts. The volume of commodity derivatives entered into by the Company is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties in order to satisfy these margin requirements. For additional information related to the Company’s derivative and financial instruments, see Note 5—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

COMMODITY-PRICE RISK  The Company’s most significant market risk relates to prices for natural gas, crude oil, and NGLs. Management expects energy prices to remain volatile and unpredictable. As energy prices decline or rise significantly, revenues and cash flows are likewise affected. In addition, a non-cash write-down of the Company’s oil and gas properties or goodwill may be required if commodity prices experience a significant decline. Below is a sensitivity analysis for the Company’s commodity-price-related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 439 Bcf of natural gas and 33 MMBbls of crude oil at March 31, 2012, with a net derivative asset position of $532 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $385 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $354 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  The Company had a net derivative asset position of $35 million (gains of $53 million and losses of $18 million) on derivative instruments entered into for trading purposes at March 31, 2012. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

Algerian Settlement Volumes  In connection with the resolution of the Algeria exceptional profits tax dispute, volumes received by Anadarko will be priced at month-average dated Brent plus a Saharan Blend quality differential. Generally, the market in this region is priced over a five-day window related to the bill of lading date. To the extent the Company’s realized sales price is greater than or less than the settlement price, the Company will record an additional gain or a loss in the period of sale.

INTEREST-RATE RISK  The Company’s $2.5 billion of borrowings under its $5.0 billion Facility and $279 million under WES’s RCF are subject to variable interest rates. The remaining reported balance of Anadarko’s long-term debt in the Company’s Consolidated Balance Sheet is subject to fixed interest rates. The Company’s $2.9 billion of LIBOR-based obligations, which are presented net of preferred investments in two non-controlled entities in the Company’s Consolidated Balance Sheets, give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. A 10% increase in LIBOR would not materially impact the Company’s interest cost on outstanding debt, but would affect fair value of outstanding debt.

At March 31, 2012, the Company had a net derivative liability position of $963 million related to interest-rate swaps. A 10% increase or decrease in interest rates would increase or decrease, respectively, the aggregate fair value of outstanding interest-rate swap agreements by approximately $128 million. However, any change in the interest-rate derivative gain or loss would be substantially offset by an increase or decrease, respectively, in borrowing costs associated with future debt issuances. For a summary of the Company’s open interest-rate derivative positions, see Note 5—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

With respect to international oil and gas development projects, Anadarko is a party to contracts with commitments extending through November 2012 that are impacted by euro-to-U.S. dollar exchange rates. The Company also has exposure related to exchange-rate changes applicable to cash held in escrow of $186 million as of March 31, 2012, pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

GENERAL  The Company is a defendant in a number of lawsuits and is involved in governmental proceedings and regulatory controls arising in the ordinary course of business, including, but not limited to, personal injury claims, title disputes, royalty claims, contract claims, oil-field contamination claims, and environmental claims, including claims involving assets owned by acquired companies. While the ultimate outcome and impact on the Company cannot be predicted with certainty, after consideration of recorded expense and liability accruals, management believes that the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

See Note 9—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.  Risk Factors

Consider carefully the risk factor included below, as well as those under the caption “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, together with all of the other information included in this Form 10-Q; in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011; and in the Company’s other public filings, press releases, and public discussions with Company management.

We are, and in the future may become, involved in legal proceedings related to Tronox and, as a result, may incur substantial costs in connection with those proceedings.

In January 2009, Tronox Incorporated (Tronox), a former subsidiary of Kerr-McGee Corporation (Kerr-McGee), which is a current subsidiary of Anadarko, and certain of Tronox’s subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance. Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee and seeks, among other things, to recover damages, including interest, in excess of $14.5 billion from Kerr-McGee and Anadarko, as well as litigation fees and costs. For a description of the updates to this litigation since the description thereof included in Note 16—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, see Note 9—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. An adverse resolution of any proceedings related to Tronox could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2012.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1-31	290	$78.37	—
February 1-29	425	$81.83	—
March 1-31	272,136	$82.48	—

First-Quarter 2012	272,851	$82.48	—	$—

(1)	During the first quarter of 2012, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

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

ANADARKO PETROLEUM CORPORATION

April 30, 2012	By:	/s/ ROBERT G. GWIN
Robert G. Gwin
Senior Vice President, Finance and Chief Financial Officer