Form 10-Q
period 2012-06-30
ANADARKO PETROLEUM CORP
filed 2012-08-08
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of July 31, 2012, is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	499,678,984

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2012	2011	2012	2011
Revenues and Other
Natural-gas sales	$496	$870	$1,069	$1,724
Oil and condensate sales	2,222	2,236	4,466	4,043
Natural-gas liquids sales	282	370	624	703
Gathering, processing, and marketing sales	200	258	453	488
Gains (losses) on divestitures and other, net	22	(58)	57	(29)

Total	3,222	3,676	6,669	6,929

Costs and Expenses
Oil and gas operating	249	236	491	468
Oil and gas transportation and other	223	207	463	416
Exploration	1,121	236	1,365	415
Gathering, processing, and marketing	178	205	367	376
General and administrative	262	282	531	491
Depreciation, depletion, and amortization	1,027	985	1,957	1,970
Other taxes	326	413	703	757
Impairments	112	102	162	104
Algeria exceptional profits tax settlement	—	—	(1,804)	—
Deepwater Horizon settlement and related costs	3	9	11	35

Total	3,501	2,675	4,246	5,032

Operating Income (Loss)	(279)	1,001	2,423	1,897
Other (Income) Expense
Interest expense	190	216	376	436
(Gains) losses on commodity derivatives, net	(420)	(343)	(468)	(87)
(Gains) losses on other derivatives, net	376	144	140	85
Other (income) expense, net	(519)	(18)	(254)	(42)

Total	(373)	(1)	(206)	392

Income (Loss) Before Income Taxes	94	1,002	2,629	1,505
Income Tax Expense (Benefit)	164	440	516	706

Net Income (Loss)	(70)	562	2,113	799
Net Income Attributable to Noncontrolling Interests	19	18	46	39

Net Income (Loss) Attributable to Common Stockholders	$(89)	$544	$2,067	$760

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(0.18)	$1.09	$4.11	$1.52
Net income (loss) attributable to common stockholders—diluted	$(0.18)	$1.08	$4.10	$1.51
Average Number of Common Shares Outstanding—Basic	500	498	499	497

Average Number of Common Shares Outstanding—Diluted	500	500	501	499

Dividends (per Common Share)	$0.09	$0.09	$0.18	$0.18

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2012	2011	2012	2011
Net Income (Loss)	$(70)	$562	$2,113	$799

Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to net income (1)	2	3	4	5
Amortization of net actuarial loss and prior service cost to net periodic benefit cost (2)	15	13	30	27

Total	17	16	34	32

Comprehensive Income (Loss)	(53)	578	2,147	831
Comprehensive Income Attributable to Noncontrolling Interests	19	18	46	39

Comprehensive Income (Loss) Attributable to Common Stockholders	$(72)	$560	$2,101	$792

(1)

Net of income tax benefit (expense) of $(1) million and $(1) million for the three months ended June 30, 2012 and 2011, respectively, and $(2) million and $(3) million for the six months ended June 30, 2012 and 2011, respectively.

(2)

Net of income tax benefit (expense) of $(9) million and $(8) million for the three months ended June 30, 2012 and 2011, respectively, and $(17) million and $(16) million for the six months ended June 30, 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

millions	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$2,794	$2,697
Accounts receivable, net of allowance:
Customers	1,087	1,269
Others	1,864	1,990
Algeria exceptional profits tax settlement	1,629	—
Other current assets	1,056	975

Total	8,430	6,931

Properties and Equipment
Cost	60,990	60,081
Less accumulated depreciation, depletion, and amortization	23,506	22,580

Net properties and equipment	37,484	37,501
Other Assets	1,661	1,516
Goodwill and Other Intangible Assets	5,757	5,831

Total Assets	$53,332	$51,779

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,873	$3,299
Accrued expenses	1,271	1,430
Current portion of long-term debt	1,739	170

Total	5,883	4,899

Long-term Debt	13,093	15,060
Other Long-term Liabilities
Deferred income taxes	8,809	8,479
Asset retirement obligations	1,662	1,737
Other	2,607	2,621

Total	13,078	12,837

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 517.6 million and 516.0 million shares issued as of June 30, 2012, and December 31, 2011, respectively)	51	51
Paid-in capital	7,995	7,851
Retained earnings	13,595	11,619
Treasury stock (17.9 million and 17.6 million shares as of June 30, 2012, and December 31, 2011, respectively)	(827)	(804)
Accumulated other comprehensive income (loss)	(578)	(612)

Total Stockholders’ Equity	20,236	18,105
Noncontrolling interests	1,042	878

Total Equity	21,278	18,983

Total Liabilities and Equity	$53,332	$51,779

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2011	$51	$7,851	$11,619	$(804)	$(612)	$878	$18,983
Net income (loss)	—	—	2,067	—	—	46	2,113
Common stock issued	—	110	—	—	—	—	110
Dividends—common	—	—	(91)	—	—	—	(91)
Repurchase of common stock	—	—	—	(23)	—	—	(23)
Subsidiary equity transactions (1)	—	34	—	—	—	159	193
Distributions to noncontrolling interest owners	—	—	—	—	—	(52)	(52)
Contributions from noncontrolling interest owners	—	—	—	—	—	11	11
Reclassification of previously deferred derivative losses to net income	—	—	—	—	4	—	4
Adjustments for pension and other postretirement plans	—	—	—	—	30	—	30

Balance at June 30, 2012	$51	$7,995	$13,595	$(827)	$(578)	$1,042	$21,278

(1)	The $34 million increase to paid-in capital, together with the Company’s net income (loss) attributable to common stockholders, totaled $2,101 million for the six months ended June 30, 2012.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
millions	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$2,113	$799
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,957	1,970
Deferred income taxes	143	258
Dry hole expense and impairments of unproved properties	1,187	227
Impairments	162	104
(Gains) losses on divestitures, net	29	18
Unrealized (gains) losses on derivatives, net	83	75
Other	120	61
Changes in assets and liabilities:
Deepwater Horizon settlement and related costs	24	—
Algeria exceptional profits tax settlement	(1,691)	—
Tronox-related contingent loss	(250)	—
(Increase) decrease in accounts receivable	351	(535)
Increase (decrease) in accounts payable and accrued expenses	(486)	241
Other items—net	148	(92)

Net cash provided by (used in) operating activities	3,890	3,126

Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(3,553)	(2,799)
Acquisition of midstream businesses	—	(804)
Divestitures of properties and equipment and other assets	258	55
Other—net	(112)	(41)

Net cash provided by (used in) investing activities	(3,407)	(3,589)

Cash Flows from Financing Activities
Borrowings, net of issuance costs	886	1,046
Repayments of debt	(1,305)	(859)
Increase (decrease) in accounts payable, banks	(39)	(38)
Dividends paid	(91)	(90)
Repurchase of common stock	(23)	(30)
Issuance of common stock, including tax benefit on stock option exercises	38	49
Sale of subsidiary units	212	130
Distributions to noncontrolling interest owners	(52)	(37)
Contributions from noncontrolling interest owners	11	4

Net cash provided by (used in) financing activities	(363)	175

Effect of Exchange Rate Changes on Cash	(23)	14

Net Increase (Decrease) in Cash and Cash Equivalents	97	(274)
Cash and Cash Equivalents at Beginning of Period	2,697	3,680

Cash and Cash Equivalents at End of Period	$2,794	$3,406

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

Basis of Presentation  The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011, the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and the Consolidated Statement of Equity for the six months ended June 30, 2012. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

2.  Acquisitions

The acquisitions of the Platte Valley assets in February 2011 and the Wattenberg Plant in May 2011 constitute business combinations and were accounted for using the acquisition method. Preliminary fair-value measurements made at the acquisition dates were finalized in the first quarter of 2012. There were no changes to the fair value of assets acquired and liabilities assumed from the amounts included on the Company’s Consolidated Balance Sheet as of December 31, 2011.

3.  Inventories

The major classes of inventories, included in other current assets, are as follows:

millions	June 30, 2012	December 31, 2011
Crude oil	$69	$103
Natural gas	31	49
NGLs	41	59

Total	$141	$211

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Properties and Equipment

Suspended Exploratory Well Costs  The Company’s suspended exploratory well costs at June 30, 2012, and December 31, 2011, were $1.9 billion and $1.4 billion, respectively. The increase in suspended exploratory well costs during 2012 primarily relates to the capitalization of costs associated with successful exploration drilling in Mozambique, the Gulf of Mexico, the Utica and Marcellus shales in the Southern and Appalachia Region, Ghana, and Côte d’Ivoire. For the six months ended June 30, 2012, $39 million of exploratory well costs previously capitalized as suspended well costs for greater than one year were charged to dry hole expense and $82 million of capitalized suspended well costs were reclassified to proved properties.

Management believes projects with suspended exploratory well costs exhibit sufficient quantities of hydrocarbons to justify potential development and is actively pursuing efforts to assess whether reserves can be attributed to these projects. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time.

Impairments of Unproved Properties  In the second quarter of 2012, the Company recognized a $720 million impairment of unproved Powder River coalbed methane properties primarily due to lower natural-gas prices. The Company also recognized a $124 million impairment of an unproved Gulf of Mexico natural-gas property due to a reduction of estimated recoverable reserves as a result of the forecasted natural-gas price environment. This Gulf of Mexico property is located on a lease that is close to expiration and the Company does not plan to pursue the exploitation of this property under the forecasted natural-gas price environment. These impairments are included in exploration expense in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2012, and the impacted assets were impaired to fair value, estimated using Level 3 fair-value inputs.

Impairments  Impairment expense for the three and six months ended June 30, 2012, was $112 million and $162 million, respectively. In the second quarter of 2012, due to lower natural-gas prices, the Company recognized impairments of $79 million related to certain onshore domestic oil and gas exploration and production reporting segment properties and $4 million related to midstream reporting segment properties. The Company also recognized impairments of $50 million and $17 million in the first and second quarter of 2012, respectively, related to downward reserves revisions for a Gulf of Mexico property included in the oil and gas exploration and production reporting segment that is near the end of its economic life. These properties were impaired to an aggregate fair value of $41 million based on an income approach, estimated using Level 3 fair-value inputs.

Also in the second quarter of 2012, the Company recognized impairment expense of $11 million ($4 million net of tax) related to the Company’s investment in Venezuelan assets due to declines in estimated recoverable reserves and lower crude-oil prices. These assets are included in the oil and gas exploration and production reporting segment and were impaired to fair value based on an income approach, estimated using Level 3 fair-value inputs. At June 30, 2012, the Company’s after-tax net investment in these assets was $34 million.

Impairment expense for the three and six months ended June 30, 2011, was $102 million and $104 million, respectively, including $100 million recognized in the second quarter of 2011 related to onshore domestic properties due to a change in projected cash flows resulting from the Company’s intent to divest of the properties. These properties were included in the oil and gas exploration and production reporting segment and were impaired to a fair value of $491 million based on an income approach, estimated using Level 3 fair-value inputs.

Assets Held for Sale  In 2011, the Company began marketing domestic properties from the oil and gas exploration and production reporting segment and the midstream reporting segment in order to redirect its operating activities and capital investment to other areas. During the first quarter of 2012, the Company decided not to proceed with the sale of properties from the midstream reporting segment. In 2012, the Company sold certain domestic oil and gas exploration and production reporting segment properties and recognized losses of $13 million and $30 million included in gains (losses) on divestitures and other, net in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2012, respectively. At June 30, 2012, the remaining balances of assets and liabilities associated with assets held for sale were not material.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Noncontrolling Interests

Western Gas Partners, LP (WES), a consolidated subsidiary, is a limited partnership formed by Anadarko to own, operate, acquire, and develop midstream assets. In June 2012, WES issued five million common units to the public, raising net proceeds of $212 million, which increased the noncontrolling interest component of total equity. At June 30, 2012, Anadarko’s ownership interest in WES consisted of a 41.4% limited partner interest, the entire 2.0% general partner interest, and incentive distribution rights.

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

The Company does not apply hedge accounting to any of its derivative instruments. As a result, both realized and unrealized gains and losses associated with derivative instruments are recognized in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings. Accumulated other comprehensive loss balances of $103 million ($66 million after tax) and $109 million ($70 million after tax) at June 30, 2012, and December 31, 2011, respectively, relate to interest-rate derivatives that were previously subject to hedge accounting.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  Below is a summary of the Company’s derivative instruments related to its Oil and Natural-Gas Production/Processing Activities at June 30, 2012. The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are a combination of NYMEX Cushing and London Brent Dated prices.

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

Marketing and Trading Derivative Activities  In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and related derivative transactions used to manage commodity-price risk. At June 30, 2012, the Company had fixed-price physical transactions related to natural gas totaling 12 billion cubic feet (Bcf), offset by derivative transactions for 12 Bcf. At December 31, 2011, the Company had fixed-price physical transactions related to natural gas totaling 22 Bcf, offset by derivative transactions for 21 Bcf, for a net position of 1 Bcf.

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

The Company had the following outstanding interest-rate swaps at June 30, 2012:

millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount	Start	End	Interest Rate
$ 250	October 2012	October 2022	4.91%
$ 750	October 2012	October 2042	4.80%
$ 750	June 2014	June 2024	6.00%
$ 1,100	June 2014	June 2044	5.57%

Effect of Derivative Instruments—Balance Sheet  The fair value of the Company’s derivative instruments is presented below.

	Gross		Gross
	Derivative Assets		Derivative Liabilities
millions	June 30,	December 31,	June 30,	December 31,
Balance Sheet Classification	2012	2011	2012	2011
Commodity derivatives
Other current assets	$860	$924	$(212)	$(353)
Other assets	111	150	(25)	(15)
Accrued expenses	8	5	(18)	(33)
Other liabilities	7	1	(14)	(17)

	986	1,080	(269)	(418)

Interest-rate and other derivatives
Accrued expenses	—	—	(439)	(391)
Other liabilities	—	—	(898)	(808)

	—	—	(1,337)	(1,199)

Total Derivatives	$986	$1,080	$(1,606)	$(1,617)

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivative Instruments (Continued)

Effect of Derivative Instruments—Statement of Income  The realized and unrealized gain or loss amounts related to derivative instruments are presented below.

	Three Months Ended			Six Months Ended
millions	June 30, 2012			June 30, 2012
Classification of (Gain) Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity derivatives
Gathering, processing, and marketing sales (1)	$(1)	$8	$7	$(3)	$13	$10
(Gains) losses on commodity derivatives, net	(263)	(157)	(420)	(400)	(68)	(468)
Interest-rate and other derivatives
(Gains) losses on other derivatives, net	2	374	376	2	138	140

Derivative (gain) loss, net	$(262)	$225	$(37)	$(401)	$83	$(318)

	Three Months Ended			Six Months Ended
millions	June 30, 2011			June 30, 2011
Classification of (Gain) Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity derivatives
Gathering, processing, and marketing sales (1)	$4	$(4)	$—	$16	$(5)	$11
(Gains) losses on commodity derivatives, net	(27)	(316)	(343)	(84)	(3)	(87)
Interest-rate and other derivatives
(Gains) losses on other derivatives, net	2	142	144	2	83	85

Derivative (gain) loss, net	$(21)	$(178)	$(199)	$(66)	$75	$9

(1)	Represents the effect of marketing and trading derivative activities.

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

In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across all derivative types. At June 30, 2012, $470 million of the Company’s $1.6 billion gross derivative liability balance, and at December 31, 2011, $749 million of the Company’s $1.6 billion gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types, as settlement timing differs.

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

At June 30, 2012, and December 31, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features for which a net liability position existed was $156 million and $2 million (net of collateral), respectively, included in accrued expenses on the Company’s Consolidated Balance Sheets.

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

The fair value of the Company’s derivative financial assets and liabilities, by input level within the fair-value hierarchy, is presented below.

millions June 30, 2012	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives
Financial institutions	$2	$883	$—	$(219)	$(41)	$625
Other counterparties	—	101	—	(33)	—	68

Total derivative assets	$2	$984	$—	$(252)	$(41)	$693

Liabilities
Commodity derivatives
Financial institutions	$(3)	$(217)	$—	$219	$1	$—
Other counterparties	—	(49)	—	33	—	(16)
Interest-rate and other derivatives	—	(1,337)	—	—	—	(1,337)

Total derivative liabilities	$(3)	$(1,603)	$—	$252	$1	$(1,353)

December 31, 2011
Assets
Commodity derivatives
Financial institutions	$3	$909	$—	$(323)	$(52)	$537
Other counterparties	—	168	—	(51)	—	117

Total derivative assets	$3	$1,077	$—	$(374)	$(52)	$654

Liabilities
Commodity derivatives
Financial institutions	$(4)	$(375)	$—	$361	$7	$(11)
Other counterparties	—	(39)	—	13	—	(26)
Interest-rate and other derivatives	—	(1,199)	—	—	130	(1,069)

Total derivative liabilities	$(4)	$(1,613)	$—	$374	$137	$(1,106)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Debt and Interest Expense

Debt  All of the Company’s outstanding debt is senior unsecured, except for borrowings under the $5.0 billion Facility. The following presents the Company’s outstanding debt:

millions	June 30, 2012	December 31, 2011
Long-term notes and debentures	$15,521	$16,452
WES borrowings	1,020	500

Total debt at face value	$16,541	$16,952
Net unamortized discounts and premiums (1)	(1,709)	(1,722)

Total borrowings	$14,832	$15,230

Less: Current portion of long-term debt	1,739	170

Total long-term debt	$13,093	$15,060

(1)	Unamortized discounts and premiums are amortized over the term of the related debt.

Fair Value  The Company uses a market approach to determine fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. At June 30, 2012, and December 31, 2011, the estimated fair value of the Company’s total borrowings was $17.1 billion and $17.3 billion, respectively.

Debt Activity  The following presents the Company’s debt activity during the six months ended June 30, 2012.

millions	Carrying Value	Description
Balance at December 31, 2011	$15,230
Borrowings	319	WES revolving credit facility
Repayments	(131)	6.125% Senior Notes due 2012
	(40)	WES revolving credit facility
Other, net	8	Changes in debt premium or discount

Balance at March 31, 2012	$15,386

Issuance	516	WES 4.00% Senior Notes due 2022
Borrowings	55	WES revolving credit facility
Repayments	(800)	$5.0 billion Facility
	(334)	WES revolving credit facility
Other, net	9	Changes in debt premium or discount

Balance at June 30, 2012	$14,832

Anadarko Revolving Credit Facility and Letter of Credit Facility  At June 30, 2012, the Company was in compliance with all applicable covenants contained in the $5.0 billion Facility, had outstanding borrowings of $1.7 billion at an interest rate of 1.75%, and had available borrowing capacity of $3.2 billion ($5.0 billion maximum capacity, less $1.7 billion of outstanding borrowings and $150 million of letter-of-credit capacity required to be maintained pursuant to the terms of the LOC Facility discussed below). The Company intends to repay the outstanding borrowings under the $5.0 billion Facility with cash on hand and cash realized from the resolution of the Algeria exceptional profits tax dispute within the next year and has classified these borrowings as current portion of long-term debt on the Company’s Consolidated Balance Sheet at June 30, 2012.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Debt and Interest Expense (Continued)

In 2011, the Company entered into an agreement with a financial institution to provide up to $400 million of letters of credit. In June 2012, the agreement was amended to reduce the amount of letters of credit to a maximum of $150 million (LOC Facility). Compensating balances deposited with the financial institution provide for reduced fees under the LOC Facility. These compensating balances may be withdrawn at any time, resulting in higher fees. At June 30, 2012, cash and cash equivalents includes $23 million of demand deposits serving as compensating balances for outstanding letters of credit.

WES Revolving Credit Facility  In the second quarter of 2012, WES repaid all outstanding borrowings under its five-year $800 million senior unsecured revolving credit facility (RCF) with net proceeds from its public offering of $520 million aggregate principal amount of 4.00% Senior Notes due 2022. At June 30, 2012, WES was in compliance with all covenants contained in the RCF.

Interest Expense  The following summarizes the amounts included in interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2012	2011	2012	2011
Current debt, long-term debt, and other	$236	$250	$486	$498
Capitalized interest	(46)	(34)	(110)	(62)

Total interest expense	$190	$216	$376	$436

8.  Stockholders’ Equity

The reconciliation between basic and diluted earnings per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2012	2011	2012	2011
Net income (loss)
Net income (loss) attributable to common stockholders	$(89)	$544	$2,067	$760
Less: Distributions on participating securities	—	1	1	1
Less: Undistributed income allocated to participating securities	—	3	12	4

Basic	$(89)	$540	$2,054	$755

Diluted	$(89)	$540	$2,054	$755

Shares
Average number of common shares outstanding—basic	500	498	499	497
Dilutive effect of stock options and performance-based stock awards	—	2	2	2

Average number of common shares outstanding—diluted	500	500	501	499

Excluded (1)	12	6	5	6
Net income (loss) per common share
Basic	$(0.18)	$1.09	$4.11	$1.52
Diluted	$(0.18)	$1.08	$4.10	$1.51
Dividends per common share	$0.09	$0.09	$0.18	$0.18

(1)	Inclusion of certain shares would have had an anti-dilutive effect.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Commitments

In January 2012, the Company entered into a two-and-a-half-year lease agreement for a deepwater drilling rig expected to be delivered in late 2012. In July 2012, the Company entered into a three-year lease agreement for a deepwater drilling rig expected to be delivered in late 2013. These lease obligations total approximately $875 million, with aggregate future annual minimum lease payments of $13 million in 2012, $192 million in 2013, $317 million in 2014, $228 million in 2015, and $125 million in 2016.

10.   Contingencies

General  The Company is a defendant in a number of lawsuits and is involved in governmental proceedings and regulatory controls arising in the ordinary course of business, including, but not limited to, personal injury claims, title disputes, tax disputes, royalty claims, contract claims, oil-field contamination claims, and environmental claims, including claims involving assets owned by acquired companies. Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. While the ultimate outcome and impact on the Company cannot be predicted with certainty, after consideration of recorded expense and liability accruals, management believes that the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The following discussion of the Company’s contingencies includes material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no new significant matters since the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Deepwater Horizon Events  In April 2010, the Macondo well in the Gulf of Mexico blew out and an explosion occurred on the Deepwater Horizon drilling rig. The well was operated by BP Exploration and Production Inc. (BP) and Anadarko held a 25% non-operated interest. In October 2011, the Company and BP entered into a settlement agreement, mutual releases, and agreement to indemnify, relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company is fully indemnified by BP against claims and damages arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and assessment costs, and other potential damages. This indemnification is guaranteed by BP Corporation North America Inc. (BPCNA) and, in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. The Settlement Agreement does not indemnify Anadarko against potential fines, penalties, or punitive damages. The Company has not recorded a liability for any costs that are subject to indemnification by BP. For additional disclosure of the Deepwater Horizon events, the Company’s Settlement Agreement with BP, environmental claims under OPA, NRD claims, potential penalties and fines, and civil litigation, see Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Penalties and Fines  In December 2010, the U.S. Department of Justice, on behalf of the United States, filed a civil lawsuit in the U.S. District Court in New Orleans, Louisiana (Louisiana District Court) against several parties, including Anadarko Petroleum Corporation and Anadarko E&P Company LP (AE&P), a subsidiary of Anadarko, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. In February 2012, the Louisiana District Court entered a declaratory judgment that, as a partial owner of the Macondo well, Anadarko is liable for civil penalties under Section 311 of the CWA and denied both the Company’s and the United States’ motions for summary judgment with respect to the liability of AE&P. The declaratory judgment addresses liability only, and does not address the amount of any civil penalty. In February 2012, the Louisiana District Court entered a stipulated order (Stipulated Order), agreed to by the Company and the United States, that the United States will not assert any claim for a CWA penalty against AE&P, and that the United States will not assert any other theories of liability under the CWA (e.g., operator or person-in-charge liability) against either Anadarko or AE&P. Further, the Stipulated Order reserved the issue of an assessment of a civil penalty against Anadarko until a later proceeding to be scheduled by the Louisiana District Court. The Company believes that the Stipulated Order does not have a material impact on Anadarko’s potential liability.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.   Contingencies (Continued)

As discussed below, numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. Certain state and local governments have appealed, or have provided indication of a likely appeal of the Louisiana District Court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. If such an appeal is successful, state and/or local laws and regulations could become sources of penalties or fines against the Company.

Applicable accounting guidance requires the Company to accrue a liability if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Louisiana District Court’s declaratory judgment in February 2012, satisfies the requirement that a loss, arising from the future assessment of a civil penalty against Anadarko, is probable. Notwithstanding, the Company currently cannot estimate the amount of any potential civil penalty. The CWA sets forth subjective criteria, including degree of fault and history of prior violations, which significantly influence the magnitude of CWA penalty assessments. As a result of the subjective nature of CWA penalty assessments, the Company currently cannot estimate the amount of any such penalty. Furthermore, the February 2012 settlement of Deepwater Horizon-related civil penalties (including those under the CWA) by the other non-operating partner with the United States and five affected Gulf states (Texas, Louisiana, Mississippi, Alabama, and Florida) does not affect the Company’s current conclusion regarding its ability to estimate potential fines and penalties. The Company lacks insight into those settlement discussions, retains legal counsel separate from the other non-operating party, and was not involved in any manner with respect to that settlement.

Given the Company’s lack of direct operational involvement in the event, as confirmed by the Louisiana District Court, and the subjective criteria of the CWA, the Company believes that its exposure to CWA penalties will not materially impact the Company’s consolidated financial position, results of operations, or cash flows.

Civil Litigation Damage Claims  Numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. This litigation has been consolidated into a federal Multidistrict Litigation (MDL) action pending before Judge Carl Barbier in the Louisiana District Court. Only OPA claims seeking economic loss damages against the Company remain. In addition, certain state and local governments have appealed, or have provided indication of a likely appeal of, the MDL court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. The Company, pursuant to the Settlement Agreement, is fully indemnified by BP against losses arising as a result of claims for damages, irrespective of whether such claims are based on federal (including OPA) or state law.

The Louisiana District Court plans to hold a trial in Transocean’s Limitation of Liability case in the MDL. The first phase of the trial is to determine certain liability issues and the liability allocation among the parties alleged to be involved in or liable for the Deepwater Horizon events. In March 2012, BP and the Plaintiffs’ Steering Committee (PSC) entered into a tentative settlement agreement to resolve the substantial majority of economic loss and medical claims stemming from the Deepwater Horizon events. In light of this settlement agreement, the Louisiana District Court postponed the start of the trial until a future date and requested that the parties submit separate briefs that explain the parties’ opinions as to the impact of the tentative settlement on the Louisiana District Court’s previously issued trial plan. BP and the PSC jointly filed the proposed settlement agreement with the Louisiana District Court in April 2012. In May 2012, the Louisiana District Court issued its revised case management order (CMO) ruling that the first phase of the trial will commence in January 2013, and will address issues arising out of the conduct of various parties involved with the Deepwater Horizon events. The CMO provides that the Stipulated Order excusing Anadarko from participation in the first phase of the trial remains in effect. The CMO also provides that the second phase of trial will follow the first phase after a two-to-three week recess and will address source-control and qualification issues.

Two separate class action complaints were filed in June and August 2010, in the U.S. District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 9, 2009, and June 12, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 (Exchange Act) for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. In March 2012, the New York District Court granted the Lead Plaintiff’s motion to transfer venue to the U.S. District Court for the Southern District of Texas – Houston Division (Texas District Court). In May 2012, the Texas District Court granted the defendants’ motion to transfer the consolidated action within the district to Judge Keith P. Ellis.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.   Contingencies (Continued)

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

Given the various stages of these proceedings, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses, related to ongoing proceedings. The Company intends to vigorously defend itself, its officers, and its directors in each of these proceedings, and will avail itself of any and all indemnities provided by BP against civil damages.

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

The Company will continue to monitor the MDL and other legal proceedings discussed above as well as federal investigations related to the Deepwater Horizon events, including review of the preliminary investigatory findings recently announced by the U.S. Chemical Safety Board. The Company cannot predict the nature of evidence that may be discovered during the course of legal proceedings and investigations, the timing of discovery, or the timing of completion of any legal proceedings or investigations.

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

Tronox Litigation  In January 2009, Tronox Incorporated (Tronox), a former subsidiary of Kerr-McGee Corporation (Kerr-McGee), which is a current subsidiary of Anadarko, and certain of Tronox’s subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee and seeks, among other things, to recover damages, including interest, in excess of $18.9 billion from Kerr-McGee and Anadarko, as well as litigation fees and costs. In accordance with Tronox’s Plan of Reorganization, the Adversary Proceeding is being prosecuted by the Anadarko Litigation Trust. Pursuant to the Anadarko Litigation Trust Agreement, the Anadarko Litigation Trust was “deemed substituted” for Tronox in the Adversary Proceeding as the party in such litigation. For purposes of this Form 10-Q, references to “Tronox” after February 2011 refer to the Anadarko Litigation Trust. For additional disclosure related to the Tronox Litigation, see Note 16—Contingencies—Tronox Litigation in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The U.S. government was granted authority to intervene in the Adversary Proceeding, and in May 2009 asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act (FDCPA Complaint). In April 2012, Anadarko and Kerr-McGee filed an answer to the FDCPA Complaint.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.   Contingencies (Continued)

In February 2012, the Company filed a motion for partial summary judgment seeking dismissal of several claims, including all actual and constructive fraudulent transfer claims protected by Section 546(e) of the U.S. Bankruptcy Code. The court has not yet ruled on that issue. Trial began in May 2012 and is expected to last through September 2012.

The Company’s recent attempts to resolve the Adversary Proceeding through mediation and settlement discussions have reached an impasse and at this time the Company believes the likelihood of settlement is remote. The Company now considers litigation the probable form of final resolution of the Adversary Proceeding. Previously, the Company believed it probable that the parties would reach a settlement on reasonable terms and thus the Company considered a loss, via settlement, related to the Adversary Proceeding probable. Based on this assumption, a $275 million loss contingency was accrued in the first quarter of 2012, which increased the Company’s total estimated contingent loss accrual related to the Adversary Proceeding to $525 million as of March 31, 2012. Due to the change in the Company’s opinion as to the probable form of resolution of this matter, the Company reversed the settlement-based $525 million contingent loss accrual related to this matter in the second quarter of 2012.

The Company remains confident in the merits of its position, and continues to vigorously defend the claims asserted in the Adversary Proceeding. The Company does not believe a loss resulting from litigating the Adversary Proceeding is probable. Accounting guidance requires that contingent losses be probable in nature for loss recognition to be appropriate. Accordingly, the Company’s Consolidated Balance Sheet as of June 30, 2012, does not include a loss-contingency liability related to the litigation of the Adversary Proceeding.

Although the Company does not consider a loss related to the litigation of the Adversary Proceeding probable, it is reasonably possible that the Company could incur a loss as a result of litigating this matter. Despite the plaintiffs’ damage claims in excess of $18.9 billion, the Company currently believes a reasonable range of potential loss is zero to $1.4 billion. The low end of the Company’s estimated range of potential loss is based on the Company’s current belief that it will more likely than not prevail in defending against the claims asserted in the Adversary Proceeding. The high end of the Company’s estimated range of potential loss represents the amount of consideration received by Kerr-McGee at the time of the Tronox spin-off, approximately $985 million, plus interest thereon.

The Company’s estimated range of potential loss is based on the Company’s opinion regarding the current status of and likelihood of final resolution through litigation and could change as a result of developments in the Adversary Proceeding, or if the likelihood of settlement ceases to be remote. The Company’s ultimate financial obligation resulting from resolution of the Adversary Proceeding could vary, perhaps materially, from the Company’s above-stated estimated range of potential loss.

Separately, in July 2009, a consolidated class action complaint was filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005, and January 12, 2009, against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP (Securities Case). The complaint alleges causes of action arising under Sections 10(b) and 20(a) of the Exchange Act for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort-claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Certain parties, including Anadarko, Kerr-McGee, and the former Kerr-McGee officers and directors, reached a tentative settlement in this matter in April 2012, subject to approval by the court. The tentative settlement amount will be directly funded by the insurers for Tronox, Anadarko, and Kerr-McGee. As a result, offsetting gains and losses have been recorded to reflect the impact of the tentative settlement of the Securities Case.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.   Contingencies (Continued)

Other Litigation  In December 2008, Anadarko sold its interest in the Peregrino heavy-oil field offshore Brazil. The Company is currently litigating a dispute with the Brazilian tax authorities regarding the tax rate applicable to the transaction. Currently, $169 million, the amount of tax in dispute, resides in a judicially controlled Brazilian bank account, pending final resolution of the matter and is included in other assets on the Company’s Consolidated Balance Sheet as of June 30, 2012.

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

The Company believes that it will, more likely than not, prevail in Brazilian courts. Therefore, no tax liability has been recorded for Peregrino divestiture-related litigation as of June 30, 2012. The Company continues to vigorously defend itself in Brazilian courts.

Deepwater Drilling Moratorium and Other Related Matters  In June 2010, as a result of the moratorium on drilling in the Gulf of Mexico between mid-May 2010 and mid-October 2010 (Moratorium), the Company gave written notice of termination to a drilling contractor of a rig placed in force majeure in May 2010, and filed a lawsuit in the Texas District Court against the drilling contractor seeking a judicial declaration that the Company’s interpretation of the drilling contract was correct and that the contract terminated on June 19, 2010. The drilling contractor filed an Original Answer in July 2010 denying the Moratorium constituted a force majeure event and asserting that Anadarko had breached the drilling contract. In the second quarter of 2012, the Company and the drilling contractor mutually agreed to dismiss all claims related to this dispute. The resolution of this dispute did not have a material impact on Anadarko’s consolidated financial position, results of operations, or cash flows.

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

In March 2012, Anadarko reached an agreement with Sonatrach to resolve the exceptional profits tax dispute. The agreement was approved by the Algerian government and provides for delivery to the Company of crude oil valued at approximately $1.7 billion and the elimination of $62 million of the Company’s previously recorded and unpaid transportation charges. The crude oil is to be delivered to the Company over a 12-month period which began in June 2012. At June 30, 2012, a receivable of $1.6 billion on the Company’s Consolidated Balance Sheet was included in the oil and gas exploration and production reporting segment. The Company recognized a $1.8 billion credit in the Costs and Expenses section of the Consolidated Statement of Income for the six months ended June 30, 2012, to reflect the effect of this agreement on previously recorded expenses. Additionally, the parties agreed to an amendment to the existing Production Sharing Agreement (PSA) that provides the Company increased sales volumes in future periods. The amendment also confirms the duration for each exploitation license granted under the PSA will be 25 years from the date the license was awarded.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.   Income Taxes

The following is a summary of income tax expense (benefit) and effective tax rates.

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2012	2011	2012	2011
Income tax expense (benefit)	$164	$440	$516	$706
Effective tax rate	174%	44%	20%	47%

The increase from the 35% U.S. federal statutory rate for the three months ended June 30, 2012, was primarily attributable to the foreign tax rate differential and valuation allowances, recurring accrual of the Algerian exceptional profits tax, and U.S. tax impact from losses and restructuring of foreign operations. The decrease from the 35% U.S. federal statutory rate for the six months ended June 30, 2012, was primarily attributable to the resolution of the Algeria exceptional profits tax dispute. This amount was partially offset by the foreign tax rate differential and valuation allowances, recurring accrual of the Algerian exceptional profits tax, and U.S. tax impact from losses and restructuring of foreign operations.

The increase from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2011, was primarily attributable to the recurring accrual of the Algerian exceptional profits tax, foreign tax rate differential and valuation allowances, U.S. tax on foreign income inclusions and distributions, state income taxes, and items resulting from business acquisitions. These items were partially offset by the U.S. income tax benefits associated with foreign losses and restructuring of foreign operations.

12.   Supplemental Cash Flow Information

The following presents cash paid (received) for interest (net of amounts capitalized) and income taxes, as well as non-cash investing transactions.

	Six Months Ended June 30,
millions	2012	2011
Cash paid (received)
Interest	$354	$415
Income taxes	$(40)	$82
Non-cash investing activities
Fair value of properties and equipment received in non-cash exchange transactions	$31	$4
Gain related to the fair-value remeasurement of Anadarko’s pre-acquisition 7% equity interest in the Wattenberg Plant	$—	$21

13.   Segment Information

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.   Segment Information (Continued)

To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes income (loss) before income taxes; interest expense; exploration expense; depreciation, depletion, and amortization (DD&A); impairments; Deepwater Horizon settlement and related costs; Algeria exceptional profits tax settlement; Tronox-related contingent loss; unrealized (gains) losses on derivatives, net; and realized (gains) losses on other derivatives, net, less net income attributable to noncontrolling interests (Adjusted EBITDAX). The Company’s definition of Adjusted EBITDAX excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Adjusted EBITDAX also excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX excludes Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, and Tronox-related contingent loss, as these costs are outside the normal operations of the Company. See Note 10—Contingencies. Finally, unrealized (gains) losses on derivatives, net and realized (gains) losses on other derivatives, net are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

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

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2012	2011	2012	2011
Income (loss) before income taxes	$94	$1,002	$2,629	$1,505
Exploration expense	1,121	236	1,365	415
DD&A	1,027	985	1,957	1,970
Impairments	112	102	162	104
Deepwater Horizon settlement and related costs (1)	3	9	11	35
Algeria exceptional profits tax settlement (2)	—	—	(1,804)	—
Tronox-related contingent loss (2)	(525)	—	(250)	—
Interest expense	190	216	376	436
Unrealized (gains) losses on derivatives, net	225	(178)	83	75
Realized (gains) losses on other derivatives, net (2)	2	2	2	2
Less: Net income attributable to noncontrolling interests	19	18	46	39

Consolidated Adjusted EBITDAX	$2,230	$2,356	$4,485	$4,503

(1)	In the third quarter of 2011, the Company revised the definition of Adjusted EBITDAX to exclude Deepwater Horizon settlement and related costs. Prior periods have been adjusted to reflect this change.
(2)

In the first quarter of 2012, the Company revised the definition of Adjusted EBITDAX to exclude Algeria exceptional profits tax settlement, Tronox-related contingent loss, and realized (gains) losses on other derivatives, net. Prior periods have been adjusted to reflect this change.

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

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended June 30, 2012
Sales revenues	$1,888	$81	$1,231	$—	$3,200
Intersegment revenues	1,035	220	(1,124)	(131)	—
Gains (losses) on divestitures and other, net	(12)	(1)	—	35	22

Total revenues and other	2,911	300	107	(96)	3,222

Operating costs and expenses (1)	873	174	158	33	1,238
Realized (gains) losses on commodity derivatives, net	—	—	—	(263)	(263)
Other (income) expense, net (2)	—	—	—	6	6
Net income attributable to noncontrolling interests	—	19	—	—	19

Total expenses and other	873	193	158	(224)	1,000

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	8	—	8

Adjusted EBITDAX	$2,038	$107	$(43)	$128	$2,230

Three Months Ended June 30, 2011
Sales revenues	$2,071	$98	$1,565	$—	$3,734
Intersegment revenues	1,330	223	(1,448)	(105)	—
Gains (losses) on divestitures and other, net	(114)	20	—	36	(58)

Total revenues and other	3,287	341	117	(69)	3,676

Operating costs and expenses (1)	921	199	135	88	1,343
Realized (gains) losses on commodity derivatives, net	—	—	—	(27)	(27)
Other (income) expense, net (2)	—	—	—	(18)	(18)
Net income attributable to noncontrolling interests	—	18	—	—	18

Total expenses and other	921	217	135	43	1,316

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(4)	—	(4)

Adjusted EBITDAX	$2,366	$124	$(22)	$(112)	$2,356

(1)

Operating costs and expenses excludes exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, and Algeria exceptional profits tax settlement since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes Tronox-related contingent loss since this expense is excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.   Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Six Months Ended June 30, 2012
Sales revenues	$3,787	$168	$2,657	$—	$6,612
Intersegment revenues	2,209	469	(2,419)	(259)	—
Gains (losses) on divestitures and other, net	(29)	(2)	—	88	57

Total revenues and other	5,967	635	238	(171)	6,669

Operating costs and expenses (1)	1,799	363	312	81	2,555
Realized (gains) losses on commodity derivatives, net	—	—	—	(400)	(400)
Other (income) expense, net (2)	—	—	—	(4)	(4)
Net income attributable to noncontrolling interests	—	46	—	—	46

Total expenses and other	1,799	409	312	(323)	2,197

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	13	—	13

Adjusted EBITDAX	$4,168	$226	$(61)	$152	$4,485

Six Months Ended June 30, 2011
Sales revenues	$3,867	$162	$2,929	$—	$6,958
Intersegment revenues	2,455	433	(2,680)	(208)	—
Gains (losses) on divestitures and other, net	(114)	20	—	65	(29)

Total revenues and other	6,208	615	249	(143)	6,929

Operating costs and expenses (1)	1,762	365	271	110	2,508
Realized (gains) losses on commodity derivatives, net	—	—	—	(84)	(84)
Other (income) expense, net (2)	—	—	—	(42)	(42)
Net income attributable to noncontrolling interests	—	39	—	—	39

Total expenses and other	1,762	404	271	(16)	2,421

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(5)	—	(5)

Adjusted EBITDAX	$4,446	$211	$(27)	$(127)	$4,503

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

During the six months ended June 30, 2012, the Company made contributions of $32 million to its funded pension plans, $2 million to its unfunded pension plans, and $9 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2012, the Company expects to contribute approximately $88 million to its funded pension plans, approximately $32 million to its unfunded pension plans, and approximately $10 million to its unfunded other postretirement benefit plans.

The following sets forth the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Benefits		Other Benefits
millions	2012	2011	2012	2011
Three Months Ended June 30
Service cost	$19	$19	$3	$2
Interest cost	22	22	4	4
Expected return on plan assets	(22)	(22)	—	—
Amortization of net actuarial loss (gain)	23	21	—	—
Amortization of net prior service cost (credit)	—	—	1	—

Net periodic benefit cost	$42	$40	$8	$6

Six Months Ended June 30
Service cost	$38	$39	$5	$4
Interest cost	43	43	8	8
Expected return on plan assets	(45)	(43)	—	—
Amortization of net actuarial loss (gain)	46	42	—	—
Amortization of net prior service cost (credit)	—	1	1	—

Net periodic benefit cost	$82	$82	$14	$12

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

•	the impact of remaining claims related to the Deepwater Horizon events, including, but not limited to, fines, penalties, and punitive damages against which the Company is not indemnified by BP;

•	the legislative and regulatory changes that may impact the Company’s Gulf of Mexico and international offshore operations, including those resulting from the Deepwater Horizon events;

•	current and potential legal proceedings, or environmental or other obligations related to or arising from Tronox Incorporated (Tronox);

•	civil or political unrest in a region or country;

•	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties;

•	volatility in the securities, capital, or credit markets and related risks such as general credit, liquidity and interest-rate risk;

•	the Company’s ability to successfully monetize select assets, repay its debt, and the impact of changes in the Company’s credit ratings;

•	disruptions in international crude oil cargo shipping activities;

•	electronic, cyber, and physical security breaches;

•	the supply and demand, technological, political, and commercial conditions associated with long-term development and production projects in domestic and international locations; and

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

OVERVIEW

Anadarko is among the world’s largest independent exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, and NGLs. The Company also engages in the gathering, processing, and treating of natural gas, and the transporting of natural gas, crude oil, and NGLs. The Company has production and exploration activities worldwide, including activities in the United States, Algeria, Mozambique, West Africa, China, Brazil, Indonesia, South Africa, and New Zealand.

Significant operating and financial activities during the second quarter of 2012 include the following:

Overall

•	Anadarko achieved second-quarter sales volumes of 742 thousand barrels of oil equivalent per day (MBOE/d), representing an 8% increase over the second quarter of 2011.

•	The Company achieved second-quarter liquids sales volumes of 318 thousand barrels per day (MBbls/d), representing a 7% increase over the second quarter of 2011.

United States Onshore

•

The Company’s Rocky Mountains Region (Rockies) achieved second-quarter sales volumes of 317 MBOE/d, representing a 6% increase over the second quarter of 2011, primarily due to increased sales volumes from the Wattenberg field and the Greater Natural Buttes area.

•

The Southern and Appalachia Region achieved second-quarter sales volumes of 192 MBOE/d, representing a 37% increase over the second quarter of 2011, primarily due to increased sales volumes from the Eagleford and Marcellus shales.

Gulf of Mexico

•

The Company’s Gulf of Mexico second-quarter sales volumes were 133 MBOE/d, representing a 5% decrease from the second quarter of 2011, primarily due to natural production declines, partially offset by the impact of a full quarter of production from Caesar/Tonga.

•	The Company successfully drilled the Heidelberg sidetrack appraisal well (44.25% working interest) in Green Canyon Block 903, which defined the down-dip limits of the Heidelberg field.

•	The Company participated in the successful drilling of a third Vito appraisal well (18.67% working interest) in the Mississippi Canyon area, encountering approximately 620 net feet of oil pay.

International

•	The Company’s International second-quarter sales volumes were 85 MBOE/d, representing a 7% decrease from the second quarter of 2011, primarily due to the timing of cargo liftings in Ghana.

•	Offshore Mozambique, the Company successfully drilled the Barquentine-4 appraisal well, as well as the Golfinho and Atum discovery wells (all at 36.5% working interest).

•	Offshore Mozambique, the Company successfully tested the Barquentine-1 well (36.5% working interest), achieving an equipment-constrained flow rate of 100 million cubic feet per day (MMcf/d).

•	Offshore Côte d’Ivoire, the Company successfully drilled the Paon exploration well (40% working interest), encountering more than 100 net feet of light-oil pay.

Financial

•	The Company generated approximately $2.0 billion of cash flows from operations and ended the quarter with $2.8 billion of cash on hand.

•	Anadarko’s net loss attributable to common stockholders for the second quarter of 2012 totaled $89 million, which included $844 million for impairments of certain unproved properties.

•	The Company repaid $800 million of borrowings under the senior secured revolving credit facility, which matures in September 2015 ($5.0 billion Facility).

•	The Company received the first crude-oil delivery related to the resolution of the Algeria exceptional profits tax dispute.

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended June 30, 2012,” refer to the comparison of the three months ended June 30, 2012, to the three months ended June 30, 2011, and any increases or decreases “for the six months ended June 30, 2012,” refer to the comparison of the six months ended June 30, 2012, to the six months ended June 30, 2011. The primary factors that affect the Company’s results of operations include commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

Selected Data

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2012	2011	2012	2011
Financial Results
Revenues and other	$3,222	$3,676	$6,669	$6,929
Costs and expenses	3,501	2,675	4,246	5,032
Other (income) expense	(373)	(1)	(206)	392
Income tax expense (benefit)	164	440	516	706
Net income (loss) attributable to common stockholders	$(89)	$544	$2,067	$760
Net income (loss) per common share attributable to common stockholders—diluted	$(0.18)	$1.08	$4.10	$1.51
Average number of common shares outstanding—diluted	500	500	501	499

Operating Results
Adjusted EBITDAX (1)	$2,230	$2,356	$4,485	$4,503
Sales volumes (MMBOE)	68	62	132	124

MMBOE—millions of barrels of oil equivalent

(1)

See Operating Results—Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income (loss) before income taxes, which is presented in accordance with GAAP.

FINANCIAL RESULTS

Net Income (Loss) Attributable to Common Stockholders    For the second quarter of 2012, Anadarko’s net loss attributable to common stockholders totaled $89 million, or $0.18 per share (diluted), compared to net income attributable to common stockholders of $544 million, or $1.08 per share (diluted), for the second quarter of 2011. Anadarko’s net loss for the three months ended June 30, 2012, included $844 million for impairments of certain unproved properties. For the six months ended June 30, 2012, Anadarko’s net income attributable to common stockholders totaled $2.1 billion, or $4.10 per share (diluted), compared to net income attributable to common stockholders of $760 million, or $1.51 per share (diluted), for the same period of 2011. As discussed more fully below, Anadarko’s net income for the six months ended June 30, 2012, included $1.8 billion related to the favorable resolution of the exceptional profits tax dispute with Sonatrach and $844 million for impairments of certain unproved properties.

Sales Revenues and Volumes

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Sales Revenues
Natural-gas sales	$496	(43)%	$870	$1,069	(38)%	$1,724
Oil and condensate sales	2,222	(1)	2,236	4,466	10	4,043
Natural-gas liquids sales	282	(24)	370	624	(11)	703

Total	$3,000	(14)	$3,476	$6,159	(5)	$6,470

Anadarko’s total sales revenues for the three months ended June 30, 2012, decreased primarily due to lower average commodity prices, partially offset by higher sales volumes for all products. Anadarko’s total sales revenues for the six months ended June 30, 2012, decreased primarily due to lower average natural-gas and NGLs prices, partially offset by higher sales volumes for all products and higher average prices for crude oil.

	Three Months Ended June 30,
millions	Natural Gas	Oil and Condensate	NGLs	Total
2011 sales revenues	$870	$2,236	$370	$3,476
Changes associated with sales volumes	81	156	22	259
Changes associated with prices	(455)	(170)	(110)	(735)

2012 sales revenues	$496	$2,222	$282	$3,000

	Six Months Ended June 30,
	Natural Gas	Oil and Condensate	NGLs	Total
2011 sales revenues	$1,724	$4,043	$703	$6,470
Changes associated with sales volumes	91	258	44	393
Changes associated with prices	(746)	165	(123)	(704)

2012 sales revenues	$1,069	$4,466	$624	$6,159

	Three Months Ended June 30,			Six Months Ended June 30,
Sales Volumes	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	60	11%	54	116	6%	109
International	8	(7)	8	16	—	15

Total	68	8	62	132	6	124

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	657	11%	594	639	6%	602
International	85	(7)	91	84	(2)	86

Total	742	8	685	723	6	688

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

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
United States
Sales volumes—Bcf	230	9%	212	450	5%	429
MMcf/d	2,544	9	2,326	2,480	5	2,369
Price per Mcf	$2.15	(48)	$4.11	$2.37	(41)	$4.02
Natural-gas sales revenues (millions)	$496	(43)	$870	$1,069	(38)	$1,724

Bcf—billion cubic feet

MMcf/d—million cubic feet per day

The Company’s natural-gas sales volumes increased 218 MMcf/d and 111 MMcf/d for the three and six months ended June 30, 2012, respectively. These increases were due to higher sales volumes in the Southern and Appalachia Region of 229 MMcf/d and 173 MMcf/d, respectively, primarily as a result of drilling in the Marcellus and Eagleford shales, and higher sales volumes in the Rockies of 81 MMcf/d and 65 MMcf/d, respectively, associated with continued drilling in the Greater Natural Buttes area and the Wattenberg field. These increases were largely offset by reduced sales volumes for the three and six months ended June 30, 2012, in the Gulf of Mexico of 92 MMcf/d and 127 MMcf/d, respectively, primarily due to natural production declines.

The average natural-gas price Anadarko received decreased for the three and six months ended June 30, 2012, due to increased domestic production resulting in above-average U.S. natural-gas storage levels.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
United States
Sales volumes—MMBbls	15	16%	12	27	12%	24
MBbls/d	156	16	134	148	12	133
Price per barrel	$98.20	(6)	$104.68	$101.76	4	$98.23

International
Sales volumes—MMBbls	8	(7)%	8	16	—%	15
MBbls/d	85	(7)	91	84	(2)	86
Price per barrel	$106.77	(7)	$115.33	$113.30	5	$107.91

Total
Sales volumes—MMBbls	23	7%	20	43	6%	39
MBbls/d	241	7	225	232	6	219
Price per barrel	$101.22	(7)	$108.99	$105.94	4	$102.04
Oil and condensate sales revenues (millions)	$2,222	(1)	$2,236	$4,466	10	$4,043

MMBbls—million barrels

MBbls/d—thousand barrels per day

Anadarko’s crude-oil and condensate sales volumes increased 16 MBbls/d and 13 MBbls/d for the three and six months ended June 30, 2012, respectively. Increased drilling in the Wattenberg field led to sales-volume improvements in the Rockies of 6 MBbls/d for both the three and six months ended June 30, 2012. In addition, for the three and six months ended June 30, 2012, sales volumes in the Gulf of Mexico increased 8 MBbls/d and 2 MBbls/d, respectively, attributable to the start of oil production at Caesar/Tonga in March 2012. Increased activity in the Eagleford shale and Bone Spring/Avalon formations also contributed to increased sales volumes in the Southern and Appalachia Region of 9 MBbls/d and 7 MBbls/d, for the three and six months ended June 30, 2012, respectively. The increase for the three months ended June 30, 2012, was partially offset by lower sales volumes in Ghana of 9 MBbls/d due to the timing of cargo liftings.

Anadarko’s average crude-oil price received decreased for the three months ended June 30, 2012, primarily due to increasing macroeconomic concerns in Europe and China. Anadarko’s average crude-oil price received increased for the six months ended June 30, 2012, due to concerns about potential supply disruptions from political unrest in the Middle East, which more than offset macroeconomic concerns.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
United States
Sales volumes—MMBbls	7	6%	6	14	6%	13
MBbls/d	77	6	72	78	6	74
Price per barrel	$40.41	(28)	$56.21	$43.82	(16)	$52.47
Natural-gas liquids sales revenues (millions)	$282	(24)	$370	$624	(11)	$703

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. For the three and six months ended June 30, 2012, the Company’s NGLs sales volumes increased by 5 MBbls/d and 4 MBbls/d, respectively, as a result of drilling in liquids-rich areas, primarily at Wattenberg and Greater Natural Buttes in the Rockies and the Eagleford shale in the Southern and Appalachia Region.

The average NGLs price decreased for the three and six months ended June 30, 2012, primarily due to lower market prices for ethane and propane. The demand for ethane decreased due to several petrochemical plants, the primary feedstock for which is ethane, being offline a portion of the first and second quarter for maintenance and conversion upgrades. Also, mild winter temperatures across much of the United States reduced demand for propane and contributed to above-average levels of propane stockpiles.

Gathering, Processing, and Marketing Margin

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Gathering, processing, and marketing sales	$200	(22)%	$258	$453	(7)%	$488
Gathering, processing, and marketing expenses	178	(13)	205	367	(2)	376

Margin	$22	(58)	$53	$86	(23)	$112

For the three and six months ended June 30, 2012, the gathering, processing, and marketing margin decreased primarily due to lower commodity prices, which led to reduced natural-gas processing margins. Also, for the six months ended June 30, 2012, marketing margins decreased due to lower margins on sales from inventory caused by lower prices and volumes, as well as a write-down of natural-gas inventory to market value. These decreases for the three and six months ended June 30, 2012, were partially offset by an increase in gathering and processing revenues associated with increased throughput volumes across several of Anadarko’s fee-based systems, and additional margin provided by midstream assets acquired in February 2011 and May 2011.

Gains (Losses) on Divestitures and Other, net

Losses on divestitures during the three and six months ended June 30, 2012, were $12 million and $29 million, respectively, primarily related to oil and gas exploration and production reporting segment domestic properties. Gains (losses) on divestitures for the three and six months ended June 30, 2011, included a loss of $76 million related to the effective termination of natural-gas processing contracts between the Company and the previous owner of the Wattenberg Plant, which occurred in connection with the Company’s purchase of the plant. The loss represents the aggregate amount by which the Company’s contracts with the previous owner of the Wattenberg Plant were unfavorable as compared to current market transactions for the same or similar services at the date of the Company’s acquisition of the plant. This loss was partially offset by the recognition of a $21 million gain from the acquisition-date fair-value remeasurement of the Company’s pre-acquisition equity interest in the Wattenberg Plant.

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Oil and gas operating (millions)	$249	6%	$236	$491	5%	$468
Oil and gas operating—per BOE	3.68	(3)	3.79	3.73	(1)	3.76

Oil and gas transportation and other (millions)	223	8	207	463	11	416
Oil and gas transportation and other—per BOE	3.30	(1)	3.32	3.51	5	3.35

For the three and six months ended June 30, 2012, oil and gas operating expenses increased by $13 million and $23 million, respectively. For the three and six months ended June 30, 2012, operating expenses increased $21 million and $33 million, respectively, due to increased activity in Ghana and the Bone Spring/Avalon formations. Also, for the three and six months ended June 30, 2012, water-handling costs increased $5 million and $8 million, respectively, primarily due to increased activity in the Rockies, and surface maintenance costs increased $7 million for the six months ended June 30, 2012, primarily due to increased activity in the Gulf of Mexico. Partially offsetting these increases were lower costs for workovers of $16 million and $24 million for the three and six months ended June 30, 2012, respectively, primarily in the Rockies and the Gulf of Mexico. For the three and six months ended June 30, 2012, oil and gas operating expenses per barrel of oil equivalent (BOE) decreased by $0.11 and $0.03, respectively, primarily due to increased operating efficiencies and increased sales volumes.

For the three and six months ended June 30, 2012, oil and gas transportation and other expenses increased by $16 million and $47 million, respectively, primarily due to higher gas gathering and transportation costs attributable to higher volumes and increased costs attributable to growth in the Company’s U.S. onshore asset base. This increase was partially offset by a reversal of $25 million of previously accrued rig termination fees for a deepwater drilling rig in the Gulf of Mexico. This expense reversal resulted from a dispute settlement with the drilling contractor. See Note 10—Contingencies—Deepwater Drilling Moratorium and Other Related Matters in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information. Oil and gas transportation and other expenses per BOE decreased by $0.02 for the three months ended June 30, 2012, primarily due to increased sales volumes and the reversal of rig termination fees. Oil and gas transportation and other expenses per BOE increased by $0.16 for the six months ended June 30, 2012, primarily due to the higher costs discussed above.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Exploration Expense
Dry hole expense	$115	174%	$42	$204	NM	$58
Impairments of unproved properties	923	NM	95	983	NM	169
Geological and geophysical expenses	14	(73)	52	49	(51)%	100
Exploration overhead and other	69	47	47	129	47	88

Total exploration expense	$1,121	NM	$236	$1,365	NM	$415

NM—percentage change does not provide

meaningful information

Exploration expense increased by $885 million and $950 million for the three and six months ended June 30, 2012, respectively. During the second quarter of 2012, the Company recognized $844 million for impairments of certain unproved properties in the Rockies and the Gulf of Mexico. Approximately $720 million was associated with the impairment of unproved Powder River coalbed methane properties in the Rockies primarily due to lower natural-gas prices. The Company also recognized $124 million associated with an unproved Gulf of Mexico natural-gas property due to a reduction of estimated recoverable reserves as a result of the forecasted natural-gas price environment. This Gulf of Mexico property is located on a lease that is close to expiration and the Company does not plan to pursue the exploitation of this property under the forecasted natural-gas price environment. The remaining increases of $41 million and $106 million for the three and six months ended June 30, 2012, respectively, were primarily due to higher dry hole expense of $73 million and $146 million, respectively, primarily in Sierra Leone, Côte d’Ivoire, and the Gulf of Mexico, which were partially offset by lower geological and geophysical expense of $38 million and $51 million, respectively, primarily due to fewer seismic purchases in the Gulf of Mexico, Mozambique, Kenya, and Liberia.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
General and administrative	$262	(7)%	$282	$531	8%	$491
Depreciation, depletion, and amortization	1,027	4	985	1,957	(1)	1,970
Other taxes	326	(21)	413	703	(7)	757
Impairments	112	10	102	162	56	104

For the three months ended June 30, 2012, general and administrative (G&A) expense decreased by $20 million primarily due to consulting fees of $16 million incurred during the second quarter of 2011 related to the Maverick basin joint venture. For the six months ended June 30, 2012, G&A expense increased $40 million primarily due to legal-related expenses. The increase was partially offset by lower consulting fees of $16 million as discussed above and decreased insurance costs of $11 million due to lower premiums for directors and officers insurance in 2012.

For the three months ended June 30, 2012, depreciation, depletion, and amortization (DD&A) expense increased by $42 million due to higher sales volumes, the start of production at Caesar/Tonga in March 2012, and the accelerated depletion of a natural-gas field in the Gulf of Mexico, partially offset by lower per-barrel DD&A rates resulting from asset impairments recorded in the fourth quarter of 2011 and reserve additions at the Eagleford shale. For the six months ended June 30, 2012, DD&A expense decreased by $13 million due to lower per-barrel DD&A rates related to the 2011 asset impairments and reserve additions at the Eagleford shale, partially offset by higher sales volumes.

For the three and six months ended June 30, 2012, other taxes decreased by $87 million and $54 million, respectively, primarily related to lower Algeria exceptional profits taxes of $60 million and $45 million, respectively, due to a lower Algeria effective tax rate resulting from the resolution of the exceptional profits tax dispute with Sonatrach. Other taxes were also lower for the three and six months ended June 30, 2012, due to decreased U.S. production and severance taxes of $24 million and $10 million, respectively, primarily due to lower natural-gas prices.

Impairment expense for the three and six months ended June 30, 2012, was $112 million and $162 million, respectively. In the second quarter of 2012, due to lower natural-gas prices, the Company recognized impairments of $79 million related to certain onshore domestic oil and gas exploration and production reporting segment properties and $4 million related to midstream reporting segment properties. The Company also recognized impairments of $50 million and $17 million during the first and second quarter of 2012, respectively, related to downward reserves revisions for a Gulf of Mexico property that is near the end of its economic life. Also in the second quarter of 2012, the Company recognized impairment expense of $11 million related to the Company’s investment in Venezuelan assets due to declines in estimated recoverable reserves and lower crude-oil prices. Impairment expense for the three and six months ended June 30, 2011, was $102 million and $104 million, respectively, including $100 million recognized in the second quarter of 2011 related to onshore domestic oil and gas exploration and production reporting segment properties due to a change in projected cash flows resulting from the Company’s intent to divest of the properties.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Algeria exceptional profits tax settlement	$—	NM	$—	$ (1,804)	NM	$—
Deepwater Horizon settlement and related costs	3	(67)%	9	11	(69)%	35

In March 2012, Anadarko reached an agreement with Sonatrach to resolve the exceptional profits tax dispute. The agreement was approved by the Algerian government and provides for delivery to the Company of crude oil valued at approximately $1.7 billion and the elimination of $62 million of the Company’s previously recorded and unpaid transportation charges. The crude oil is to be delivered to the Company over a 12-month period that began in June 2012. The Company recognized a $1.8 billion credit in the Costs and Expenses section of the Consolidated Statement of Income in the first quarter of 2012 to reflect the effect of this agreement on previously recorded expenses. The Company expects to receive approximately $1.0 billion from the sale of the crude oil during 2012 and the balance in the first half of 2013. Additionally, the parties agreed to an amendment to the existing Production Sharing Agreement (PSA) that provides the Company increased sales volumes and a lower effective exceptional profits tax rate in future periods. The amendment also confirms the duration for each exploitation license granted under the PSA will be 25 years from the date the license was awarded.

For the three and six months ended June 30, 2012, Deepwater Horizon settlement and related costs decreased by $6 million and $24 million, respectively, due to lower legal expenses and related costs associated with the Deepwater Horizon events. See Note 10—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Other (Income) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Interest Expense
Current debt, long-term debt, and other	$236	(6)%	$250	$486	(2)%	$498
Capitalized interest	(46)	(35)	(34)	(110)	(77)	(62)

Total interest expense	$190	(12)	$216	$376	(14)	$436

For the three and six months ended June 30, 2012, interest expense decreased by $26 million and $60 million, respectively, primarily due to an increase in capitalized interest of $13 million and $49 million, respectively, related to higher construction-in-progress balances for long-term capital projects. Additionally, interest expense for the three and six months ended June 30, 2012, decreased $9 million and $17 million, respectively, as a result of interest incurred during 2011 related to the Company’s capital lease obligation for a floating production, storage, and offloading vessel for the Company’s Jubilee field operations in Ghana. In December 2011, the Company and its partners in the Jubilee project purchased the vessel, resulting in cancellation of the capital lease obligation. Also, for the three and six months ended June 30, 2012, interest expense decreased $5 million and $15 million, respectively, due to lower fees on issued letters of credit and unused credit-facility commitment fees, as well as other items. These items were partially offset by interest expense of $9 million and $21 million related to borrowings under the $5.0 billion Facility for the three and six months ended June 30, 2012, respectively. For additional information regarding the Company’s financing activities, see Liquidity and Capital Resources.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
(Gains) Losses on Commodity Derivatives, net
Realized (gains) losses
Natural gas	$(224)	NM	$(71)	$(394)	176%	$(143)
Oil and condensate	(36)	182%	44	(3)	105	59
Natural gas liquids	(3)	NM	—	(3)	NM	—

Total realized (gains) losses	(263)	NM	(27)	(400)	NM	(84)

Unrealized (gains) losses
Natural gas	288	NM	14	202	NM	61
Oil and condensate	(414)	25	(330)	(241)	NM	(64)
Natural gas liquids	(31)	NM	—	(29)	NM	—

Total unrealized (gains) losses	(157)	(50)	(316)	(68)	NM	(3)

Total (gains) losses on commodity derivatives, net	$(420)	22	$(343)	$(468)	NM	$(87)

The Company enters into commodity derivatives to manage the risk of a decrease in the market prices for its anticipated sales of production. The change in (gains) losses on commodity derivatives, net includes the impact of changes in fair value of open positions at June 30 of each year and changes in fair value of derivatives entered into or settled within each period. For additional information on (gains) losses on commodity derivatives, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
(Gains) Losses on Other Derivatives, net
Realized (gains) losses—interest-rate derivatives and other	$2	—%	$2	$2	—%	$2
Unrealized (gains) losses—interest-rate derivatives and other	374	(163)	142	138	(66)	83

Total (gains) losses on other derivatives, net	$376	(161)	$144	$140	(65)	$85

Anadarko enters into interest-rate swaps to fix or float interest rates on existing or anticipated indebtedness to manage exposure to interest-rate changes. The fair value of the Company’s interest-rate swap portfolio increases (decreases) when interest rates increase (decrease). Interest rate derivatives with a notional principal amount of $1.0 billion are scheduled to settle in October 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Other (Income) Expense, net
Interest income	$(2)	(75)%	$(8)	$(4)	(67)%	$(12)
Other	(517)	NM	(10)	(250)	NM	(30)

Total other (income) expense, net	$(519)	NM	$(18)	$(254)	NM	$(42)

For the three months ended June 30, 2012, total other income increased by $501 million, primarily due to the reversal of a $525 million Tronox-related contingent loss (see Note 10—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q), partially offset by $27 million related to changes in foreign currency gains/losses. These gains/losses reflect the impact of exchange-rate changes primarily applicable to foreign currency purchased in anticipation of funding future capital expenditures on major international development projects, as well as foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil. For the six months ended June 30, 2012, total other income increased by $212 million, primarily due to the reversal of the Tronox-related contingent loss, partially offset by $39 million related to changes in foreign currency gains/losses.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2012	2011	2012	2011
Income tax expense (benefit)	$164	$440	$516	$706
Effective tax rate	174%	44%	20%	47%

The increase from the 35% U.S. federal statutory rate for the three months ended June 30, 2012, was primarily attributable to the following:

•	foreign tax rate differential and valuation allowances;

•	the recurring accrual of the Algerian exceptional profits tax; and

•	U.S. tax impact from losses and restructuring of foreign operations.

The decrease from the 35% U.S. federal statutory rate for the six months ended June 30, 2012, was primarily attributable to the resolution of the Algerian exceptional profits tax dispute. This amount was partially offset by the following:

•	foreign tax rate differential and valuation allowances;

•	the recurring accrual of the Algerian exceptional profits tax; and

•	U.S. tax impact from losses and restructuring of foreign operations.

The increase from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2011, was primarily attributable to the following:

•	the recurring accrual of the Algerian exceptional profits tax;

•	foreign tax rate differential and valuation allowances;

•	U.S. tax on foreign income inclusions and distributions;

•	state income taxes; and

•	items resulting from business acquisitions.

These items were partially offset by the U.S. income tax benefits associated with foreign losses and restructuring of foreign operations.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2012, the Company’s net income attributable to noncontrolling interests of $19 million and $46 million, respectively, primarily related to a 56.6% public ownership interest in Western Gas Partners, LP (WES) at June 30, 2012. For the three and six months ended June 30, 2011, the Company’s net income attributable to noncontrolling interests of $18 million and $39 million, respectively, primarily related to a 53.7% public ownership in WES at June 30, 2011.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX  To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes income (loss) before income taxes, interest expense, exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, Tronox-related contingent loss, unrealized (gains) losses on derivatives, net, and realized (gains) losses on other derivatives, net, less net income attributable to noncontrolling interests (Adjusted EBITDAX). The Company’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Adjusted EBITDAX also excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX also excludes Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, and Tronox-related contingent loss, as these costs are outside the normal operations of the Company. See Note 10—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion of these events. Finally, unrealized (gains) losses on derivatives, net and realized (gains) losses on other derivatives, net are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

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

Adjusted EBITDAX

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Income (loss) before income taxes	$94	(91)%	$1,002	$2,629	75%	$1,505
Exploration expense	1,121	NM	236	1,365	NM	415
DD&A	1,027	4	985	1,957	(1)	1,970
Impairments	112	10	102	162	56	104
Deepwater Horizon settlement and related costs (1)	3	(67)	9	11	(69)	35
Algeria exceptional profits tax settlement (2)	—	NM	—	(1,804)	NM	—
Tronox-related contingent loss (2)	(525)	NM	—	(250)	NM	—
Interest expense	190	(12)	216	376	(14)	436
Unrealized (gains) losses on derivatives, net	225	NM	(178)	83	11	75
Realized (gains) losses on other derivatives, net (2)	2	—	2	2	—	2
Less: Net income attributable to noncontrolling interests	19	6	18	46	18	39

Consolidated Adjusted EBITDAX	$2,230	(5)	$2,356	$4,485	—	$4,503

Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$2,038	(14)%	$2,366	$4,168	(6)%	$4,446
Midstream	107	(14)	124	226	7	211
Marketing	(43)	(95)	(22)	(61)	(126)	(27)
Other and intersegment eliminations	128	NM	(112)	152	NM	(127)

(1)	In the third quarter of 2011, the Company revised the definition of Adjusted EBITDAX to exclude Deepwater Horizon settlement and related costs. Prior periods have been adjusted to reflect this change.
(2)

In the first quarter of 2012, the Company revised the definition of Adjusted EBITDAX to exclude Algeria exceptional profits tax settlement, Tronox-related contingent loss, and realized (gains) losses on other derivatives, net. Prior periods have been adjusted to reflect this change.

Oil and Gas Exploration and Production  Adjusted EBITDAX for the three and six months ended June 30, 2012, decreased primarily due to lower NGLs and natural-gas prices, partially offset by higher sales volumes and a $76 million loss recorded in the second quarter of 2011 related to the termination of natural-gas processing contracts between the Company and the previous owner of the Wattenberg Plant. The decrease for the three months ended June 30, 2012, was also attributable to lower crude-oil prices, while the decrease for the six months ended June 30, 2012, was partially offset by higher crude-oil prices.

Midstream  The decrease in Adjusted EBITDAX for the three months ended June 30, 2012, is primarily due to lower commodity prices, which led to reduced natural-gas processing margins. This decrease was partially offset by increased throughput across several of Anadarko’s fee-based systems, which provided an increase to gathering and processing revenue, and additional margin provided by assets acquired in February 2011 and May 2011. The increase in Adjusted EBITDAX for the six months ended June 30, 2012, is primarily due to increased throughput across several of Anadarko’s fee-based systems and additional margin provided by assets acquired in February 2011 and May 2011. This increase was partially offset by lower commodity prices, which led to reduced natural-gas processing margins.

Marketing  Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. For the three and six months ended June 30, 2012, Adjusted EBITDAX decreased primarily due to lower marketing margins on sales from inventory as a result of lower prices and volumes. Also, for the six months ended June 30, 2012, Adjusted EBITDAX decreased due to a write-down of natural-gas inventory to market value.

Other and Intersegment Eliminations  Other and intersegment eliminations consist primarily of corporate costs, realized gains and losses on commodity derivatives, and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for the three and six months ended June 30, 2012, was primarily due to higher realized gains on commodity derivatives in 2012. See Other (Income) Expense.

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

Consistent with this approach, during the six months ended June 30, 2012, cash flows from operating activities were the primary source of capital investment funding. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions.

In March 2012, Moody’s Investors Service returned the Company’s senior unsecured rating to investment grade. As a result, the Company was able to terminate $269 million of letters of credit in the second quarter of 2012 that were outstanding under the LOC Facility (discussed below) at March 31, 2012. In addition, all cash that secured financial trades, previously posted due to credit-related provisions, had been returned to the Company at June 30, 2012.

During the second quarter of 2012, the Company repaid $800 million of borrowings under the Company’s $5.0 billion Facility with cash on hand. At June 30, 2012, the Company had outstanding borrowings of $1.7 billion at an interest rate of 1.75% under the $5.0 billion Facility. These borrowings were used to fund a portion of the Company’s 2011 settlement agreement with BP. The Company intends to repay these borrowings with cash on hand and cash realized from the resolution of the Algeria exceptional profits tax dispute.

At June 30, 2012, Anadarko’s remaining 2012 debt maturities were $39 million, with no scheduled debt maturities for 2013. The Company intends to repay $1.7 billion of outstanding borrowings under the $5.0 billion Facility within the next year, and has classified these borrowings, along with the scheduled debt maturities, as current portion of long-term debt on the Company’s Consolidated Balance Sheet at June 30, 2012. In addition, up to $682 million (the accreted amount through October 2012) of the Zero-Coupon Senior Notes due 2036 can be put to the Company in October 2012. The Company has classified the Zero-Coupons as long-term debt on the Company’s Consolidated Balance Sheet at June 30, 2012, because the Company has the ability and the intent to refinance these obligations using long-term debt if put to the Company in October 2012.

The Company has a variety of funding sources available to satisfy its debt service obligations and to fund capital expenditures and dividend payments, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through the monetization of certain assets or joint-venture arrangements, and available capacity under the $5.0 billion Facility. Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund current operations.

Revolving Credit Facility and Letter of Credit Facility  Obligations incurred under the $5.0 billion Facility, as well as obligations Anadarko has to lenders or their affiliates pursuant to certain derivative instruments that are supported by the $5.0 billion Facility, as discussed in Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. The Company was in compliance with all applicable covenants contained in the $5.0 billion Facility and had available borrowing capacity of $3.2 billion at June 30, 2012 ($5.0 billion maximum capacity, less $1.7 billion of outstanding borrowings and $150 million of letter-of-credit capacity required to be maintained pursuant to the terms of the LOC Facility discussed below).

In 2011, the Company entered into an agreement with a financial institution to provide up to $400 million of letters of credit. In June 2012, the agreement was amended to reduce the amount of letters of credit to a maximum of $150 million (LOC Facility). Compensating balances deposited with the financial institution provide for reduced fees under the LOC Facility. These compensating balances may be withdrawn at any time, resulting in higher fees. Cash and cash equivalents includes $23 million of demand deposits serving as compensating balances for outstanding letters of credit at June 30, 2012.

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

WES was in compliance with all covenants contained in its RCF, had no outstanding borrowings under the RCF, and had the full $800 million of RCF borrowing capacity available at June 30, 2012. See Financing Activities below.

Sources of Cash

Operating Activities  Anadarko’s cash flows from operating activities during the six months ended June 30, 2012, was $3.9 billion, compared to $3.1 billion for the same period of 2011. Cash flows for 2012 increased primarily due to higher average crude-oil prices, higher sales volumes, and the impact of changes in working capital items, but were partially offset by lower average NGLs and natural-gas prices.

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

Investing Activities  During the six months ended June 30, 2012, Anadarko received pretax proceeds of $258 million related to several property divestiture transactions.

Financing Activities  During the six months ended June 30, 2012, Anadarko’s consolidated subsidiary, WES, borrowed $374 million under its RCF primarily to fund the acquisition of certain midstream assets from Anadarko. In June 2012, WES completed a public offering of $520 million aggregate principal amount of 4.00% Senior Notes due 2022. Also in June 2012, WES issued five million common units to the public, raising net proceeds of $212 million. Proceeds from these public offerings were used to repay outstanding RCF borrowings and for other general partnership purposes, including the funding of capital expenditures.

Uses of Cash

Anadarko invests significant capital to acquire, explore, and develop oil and natural-gas resources and to expand its midstream infrastructure, and also utilizes cash to fund ongoing operating costs, capital contributions to equity subsidiaries, debt repayments, and distributions to its shareholders.

Capital Expenditures  The following table presents the Company’s capital expenditures by category.

	Six Months Ended June 30,
millions	2012	2011
Property acquisition—exploration	$96	$274
Exploration	809	341
Development	1,938	1,548
Capitalized interest	110	62

Total oil and gas capital expenditures	2,953	2,225
Gathering, processing, and marketing and other (1)	646	1,083

Total capital expenditures (2)	$3,599	$3,308

(1)	Includes WES capital expenditures of $221 million and $338 million for the six months ended June 30, 2012 and 2011, respectively.
(2)

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

The Company’s capital spending increased 9% for the six months ended June 30, 2012, primarily due to increased exploration drilling onshore and offshore United States, and in East and West Africa; increased development drilling onshore United States; construction costs related to the development of the Lucius project located in the Gulf of Mexico; and higher expenditures for domestic onshore plants and gathering systems. These increases were partially offset by lower property acquisition costs, primarily onshore United States, and midstream asset acquisitions in 2011. In May 2011, Anadarko increased its ownership interest in the Wattenberg Plant to 100% by acquiring an additional 93% interest for $576 million. Also, during the first quarter of 2011, WES acquired a third-party processing plant and related gathering systems located in the Rocky Mountains area for $302 million.

Pension Contributions  During the six months ended June 30, 2012, the Company made contributions of $32 million to its funded pension plans, $2 million to its unfunded pension plans, and $9 million to its unfunded other postretirement benefit plans. During the remainder of 2012, the Company expects to contribute approximately $88 million to its funded pension plans, approximately $32 million to its unfunded pension plans, and approximately $10 million to its unfunded other postretirement benefit plans.

Debt Retirements and Repayments  During the six months ended June 30, 2012, the Company used cash on hand to repay $800 million of borrowings under its $5.0 billion Facility and retire $131 million of 6.125% Senior Notes that matured in March 2012. In addition, WES repaid $374 million of borrowings under its RCF.

Common Stock Dividends and Distributions to WES Noncontrolling Interest Owners  During the six months ended June 30, 2012 and 2011, Anadarko paid $91 million in dividends to its common stockholders (nine cents per share in each quarterly period). Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming an independent public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on its compliance with its financial covenants, and other factors.

WES distributed to its unitholders, other than Anadarko, an aggregate of $45 million and $33 million during the six months ended June 30, 2012 and 2011, respectively. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.48 per common unit for the second quarter of 2012 (to be paid in August 2012).

Outlook

The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2012 capital spending range of $7.0 billion to $7.4 billion, including $410 million to $460 million for WES capital expenditures.

Anadarko believes that its cash on hand and expected level of operating cash flows will be sufficient to fund the Company’s projected operational and capital programs for 2012, while continuing to meet its other obligations. The Company’s cash on hand is available for use and could be supplemented, as needed, with available borrowing capacity under the $5.0 billion Facility. The Company currently does not consider European sovereign debt events to pose significant risk to the Company’s ability to access available borrowing capacity under the $5.0 billion Facility. The Company may also enter into carried-interest arrangements and asset divestitures to supplement cash flow. In order to redirect its operating activities and capital investment to other areas, the Company is marketing certain of its properties.

The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions. In order to reduce commodity-price risk and increase the predictability of 2012 cash flows, Anadarko entered into strategic derivative positions, which cover approximately 42% and 52% of its remaining 2012 anticipated natural-gas and crude-oil sales volumes, respectively. In addition, the Company has derivative positions in place for 2013. In July 2012, the Company entered into fixed-price swaps for 900,000 million British thermal units per day (MMBtu/d), at an average price of $4.00 per MMBtu, in exchange for instruments that will effectively offset its outstanding 2013 natural-gas three-way collars of 450,000 MMBtu/d. See Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

In July 2012, the Company signed a definitive agreement to enter into a carried-interest arrangement that requires a third-party partner to fund approximately $556 million of Anadarko’s capital costs in the Lucius development, located in the Gulf of Mexico, in exchange for a 7.2% working interest in the Lucius assets. The third party will fund 100% of Anadarko’s future capital costs in the development until the carry is fully funded, which is expected to occur by year-end 2014. The agreement is expected to close during the third quarter of 2012, with an effective date of January 1, 2012, and is subject to customary closing conditions.

In the first quarter of 2011, the Company entered into a carried-interest arrangement that requires a third-party partner to fund approximately $1.6 billion of Anadarko’s future capital costs in the Eagleford shale, located in southwest Texas, in exchange for a one-third interest in Anadarko’s Eagleford shale assets. The third party will fund 90% of Anadarko’s future capital costs in the basin until the carry is fully funded, which is expected to occur by year-end 2013. At June 30, 2012, $839 million of the total $1.6 billion obligation had been funded.

In the first quarter of 2010, the Company entered into a carried-interest arrangement whereby a third-party partner agreed to fund up to $1.5 billion of Anadarko’s share of future capital costs in the area to earn a 32.5% interest in Anadarko’s Marcellus shale assets, primarily located in north-central Pennsylvania. At June 30, 2012, $1.4 billion of the total $1.5 billion obligation had been funded. The carry was fully funded in July 2012.

Obligations and Commitments

In January 2012, the Company entered into a two-and-a-half-year lease agreement for a deepwater drilling rig expected to be delivered in late 2012. In July 2012, the Company entered into a three-year lease agreement for a deepwater drilling rig expected to be delivered in late 2013. These lease obligations total approximately $875 million, with aggregate future annual minimum lease payments of $13 million in 2012, $192 million in 2013, $317 million in 2014, $228 million in 2015, and $125 million in 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. In addition, foreign-currency exchange-rate risk exists due to anticipated foreign-currency denominated payments and receipts. These risks can affect revenues and cash flow from operating, investing, and financing activities. The Company’s risk-management policies provide for the use of derivative instruments to manage these risks. The types of commodity derivative instruments utilized by the Company include futures, swaps, options, and fixed-price physical-delivery contracts. The volume of commodity derivatives entered into by the Company is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties in order to satisfy these margin requirements. For additional information related to the Company’s derivative and financial instruments, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 348 Bcf of natural gas and 22 MMBbls of crude oil at June 30, 2012, with a net derivative asset position of $694 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $236 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $235 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of crude-oil and natural-gas production volumes.

Derivative Instruments Held for Trading Purposes  The Company had a net derivative asset position of $23 million (gains of $41 million and losses of $18 million) on derivative instruments entered into for trading purposes at June 30, 2012. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

Algerian Settlement Volumes  Volumes received by Anadarko in connection with the resolution of the Algeria exceptional profits tax dispute will be valued at month-average dated Brent price plus a Saharan Blend quality differential. See Note 10—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information. Generally, the market in this region is priced over a five-day period related to the bill of lading date. To the extent the Company’s realized sales price is greater than or less than the settlement value, the Company will record a gain or a loss in the period of sale.

INTEREST-RATE RISK  The Company’s $1.7 billion of borrowings under its $5.0 billion Facility are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheet is subject to fixed interest rates. The Company’s $2.9 billion of LIBOR-based obligations, which are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two non-controlled entities, give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. A 10% increase in LIBOR would not materially impact the Company’s interest cost on outstanding debt, but would affect fair value of outstanding debt.

At June 30, 2012, the Company had a net derivative liability position of $1.3 billion related to interest-rate swaps. A 10% increase or decrease in interest rates would increase or decrease, respectively, the aggregate fair value of outstanding interest-rate swap agreements by approximately $113 million. However, any change in the interest-rate derivative gain or loss would be substantially offset by an increase or decrease, respectively, in borrowing costs associated with future debt issuances. For a summary of the Company’s open interest-rate derivative positions, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

FOREIGN-CURRENCY EXCHANGE-RATE RISK  Anadarko’s operating revenues are realized in U.S. dollars, and the predominant portion of Anadarko’s capital and operating expenditures are U.S.-dollar-denominated. Exposure to foreign-currency risk generally arises in connection with project-specific contractual arrangements and other commitments. Near-term foreign-currency-denominated expenditures are primarily in euros, Brazilian reais, and British pounds sterling. Management periodically enters into transactions to mitigate a portion of its exposure to foreign-currency exchange-rate risk.

With respect to international oil and gas development projects, Anadarko is a party to contracts with commitments extending through November 2012 that are impacted by euro-to-U.S. dollar exchange rates. The Company also has exposure related to exchange-rate changes applicable to cash held in escrow of $169 million as of June 30, 2012, pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

GENERAL  The Company is a defendant in a number of lawsuits and is involved in governmental proceedings and regulatory controls arising in the ordinary course of business, including, but not limited to, personal injury claims, title disputes, tax disputes, royalty claims, contract claims, oil-field contamination claims, and environmental claims, including claims involving assets owned by acquired companies. Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. While the ultimate outcome and impact on the Company cannot be predicted with certainty, after consideration of recorded expense and liability accruals, management believes that the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

See Note 10—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In January 2009, Tronox Incorporated (Tronox), a former subsidiary of Kerr-McGee Corporation (Kerr-McGee), which is a current subsidiary of Anadarko, and certain of Tronox’s subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance. Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee and seeks, among other things, to recover damages, including interest, in excess of $18.9 billion from Kerr-McGee and Anadarko, as well as litigation fees and costs. For a description of the updates to this litigation since the description thereof included in Note 16—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, see Note 10—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. An adverse resolution of any proceedings related to Tronox could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2012.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1-30	9,659	$78.34	—
May 1-31	942	$70.42	—
June 1-30	630	$58.13	—

Second-Quarter 2012	11,231	$76.54	—	$—

(1)	During the second quarter of 2012, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

Item 6.  Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Original Filed Exhibit	File Number

3 (i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 22, 2009	3.3 to Form 8-K filed on May 22, 2009	1-8968

(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 15, 2012	3.1 to Form 8-K filed on May 15, 2012	1-8968

* 10 (i)	Time Sharing Agreement between James T. Hackett and Anadarko Petroleum Corporation, dated May 15, 2012

*(ii)	Time Sharing Agreement between R. A. Walker and Anadarko Petroleum Corporation, dated May 15, 2012

(iii)	Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, effective as of May 15, 2012	10.1 to Form 8-K filed on May 15, 2012	1-8968

(iv)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Stock Option Award Agreement	10.2 to Form 8-K filed on May 15, 2012	1-8968

(v)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement	10.3 to Form 8-K filed on May 15, 2012	1-8968

(vi)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Performance Unit Award Agreement	10.4 to Form 8-K filed on May 15, 2012	1-8968

(vii)	Form of U.K. Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan	10.5 to Form 8-K filed on May 15, 2012	1-8968

* 31 (i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer

* 31 (ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer

* 32	Section 1350 Certifications

* 101 .INS	XBRL Instance Document

* 101 .SCH	XBRL Schema Document

* 101 .CAL	XBRL Calculation Linkbase Document

* 101 .LAB	XBRL Label Linkbase Document

* 101 .PRE	XBRL Presentation Linkbase Document

* 101 .DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer and principal financial officer.

ANADARKO PETROLEUM CORPORATION

August 8, 2012	By:	/s/ ROBERT G. GWIN
Robert G. Gwin
Senior Vice President, Finance and Chief Financial Officer