Form 10-Q
period 2012-09-30
ANADARKO PETROLEUM CORP
filed 2012-10-29
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock as of September 30, 2012, is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	499,759,225

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2012	2011	2012	2011
Revenues and Other
Natural-gas sales	$613	$840	$1,682	$2,564
Oil and condensate sales	2,163	1,905	6,629	5,948
Natural-gas liquids sales	289	377	913	1,080
Gathering, processing, and marketing sales	218	262	671	750
Gains (losses) on divestitures and other, net	49	(185)	106	(214)

Total	3,332	3,199	10,001	10,128

Costs and Expenses
Oil and gas operating	241	262	732	730
Oil and gas transportation and other	247	217	710	633
Exploration	297	307	1,662	722
Gathering, processing, and marketing	185	214	552	590
General and administrative	285	293	816	784
Depreciation, depletion, and amortization	979	932	2,936	2,902
Other taxes	267	375	970	1,132
Impairments	4	183	166	287
Algeria exceptional profits tax settlement	7	—	(1,797)	—
Deepwater Horizon settlement and related costs	4	4,042	15	4,077

Total	2,516	6,825	6,762	11,857

Operating Income (Loss)	816	(3,626)	3,239	(1,729)
Other (Income) Expense
Interest expense	185	206	561	642
(Gains) losses on commodity derivatives, net	237	(230)	(231)	(317)
(Gains) losses on other derivatives, net	14	854	154	939
Other (income) expense, net	(10)	40	(264)	(2)

Total	426	870	220	1,262

Income (Loss) Before Income Taxes	390	(4,496)	3,019	(2,991)
Income Tax Expense (Benefit)	248	(1,468)	764	(762)

Net Income (Loss)	142	(3,028)	2,255	(2,229)
Net Income Attributable to Noncontrolling Interests	21	23	67	62

Net Income (Loss) Attributable to Common Stockholders	$121	$(3,051)	$2,188	$(2,291)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$0.24	$(6.12)	$4.35	$(4.60)
Net income (loss) attributable to common stockholders—diluted	$0.24	$(6.12)	$4.34	$(4.60)
Average Number of Common Shares Outstanding—Basic	500	498	499	498

Average Number of Common Shares Outstanding—Diluted	502	498	501	498

Dividends (per Common Share)	$0.09	$0.09	$0.27	$0.27

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2012	2011	2012	2011
Net Income (Loss)	$142	$(3,028)	$2,255	$(2,229)

Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to net income (1)	2	2	6	7
Amortization of net actuarial loss and prior service cost to net periodic benefit cost (2)	15	14	45	41

Total	17	16	51	48

Comprehensive Income (Loss)	159	(3,012)	2,306	(2,181)
Comprehensive Income Attributable to Noncontrolling Interests	21	23	67	62

Comprehensive Income (Loss) Attributable to Common Stockholders	$138	$(3,035)	$2,239	$(2,243)

(1)

Net of income tax benefit (expense) of $(1) million for the three months ended September 30, 2012 and 2011, and $(3) million and $(4) million for the nine months ended September 30, 2012 and 2011, respectively.

(2)

Net of income tax benefit (expense) of $(8) million for the three months ended September 30, 2012 and 2011, and $(25) million and $(24) million for the nine months ended September 30, 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

millions	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$2,532	$2,697
Accounts receivable, net of allowance:
Customers	1,352	1,269
Others	1,572	1,990
Algeria exceptional profits tax settlement	1,122	—
Other current assets	746	975

Total	7,324	6,931

Properties and Equipment
Cost	62,125	60,081
Less accumulated depreciation, depletion, and amortization	24,149	22,580

Net properties and equipment	37,976	37,501
Other Assets	1,664	1,516
Goodwill and Other Intangible Assets	5,754	5,831

Total Assets	$52,718	$51,779

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,882	$3,299
Accrued expenses	903	1,430
Current portion of long-term debt	1,039	170

Total	4,824	4,899

Long-term Debt	13,102	15,060
Other Long-term Liabilities
Deferred income taxes	8,743	8,479
Asset retirement obligations	1,669	1,737
Other	2,949	2,621

Total	13,361	12,837

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 517.7 million and 516.0 million shares issued as of September 30, 2012, and December 31, 2011, respectively)	51	51
Paid-in capital	8,062	7,851
Retained earnings	13,671	11,619
Treasury stock (18.0 million and 17.6 million shares as of September 30, 2012, and December 31, 2011, respectively)	(830)	(804)
Accumulated other comprehensive income (loss)	(561)	(612)

Total Stockholders’ Equity	20,393	18,105
Noncontrolling interests	1,038	878

Total Equity	21,431	18,983

Total Liabilities and Equity	$52,718	$51,779

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2011	$51	$7,851	$11,619	$(804)	$(612)	$878	$18,983
Net income (loss)	—	—	2,188	—	—	67	2,255
Common stock issued	—	177	—	—	—	—	177
Dividends—common	—	—	(136)	—	—	—	(136)
Repurchase of common stock	—	—	—	(26)	—	—	(26)
Subsidiary equity transactions (1)	—	34	—	—	—	160	194
Distributions to noncontrolling interest owners	—	—	—	—	—	(81)	(81)
Contributions from noncontrolling interest owners	—	—	—	—	—	14	14
Reclassification of previously deferred derivative losses to net income	—	—	—	—	6	—	6
Adjustments for pension and other postretirement plans	—	—	—	—	45	—	45

Balance at September 30, 2012	$51	$8,062	$13,671	$(830)	$(561)	$1,038	$21,431

(1)	The $34 million increase to paid-in capital, together with the Company’s net income (loss) attributable to common stockholders, totaled $2,222 million for the nine months ended September 30, 2012.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
millions	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$2,255	$(2,229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	2,936	2,902
Deferred income taxes	95	(1,195)
Dry hole expense and impairments of unproved properties	1,389	423
Impairments	166	287
(Gains) losses on divestitures, net	23	243
Unrealized (gains) losses on derivatives, net	539	767
Other	174	151
Changes in assets and liabilities:
Deepwater Horizon settlement and related costs	25	4,020
Algeria exceptional profits tax settlement	(1,183)	—
Tronox-related contingent loss	(250)	—
(Increase) decrease in accounts receivable	409	(939)
Increase (decrease) in accounts payable and accrued expenses	(486)	250
Other items—net	27	(88)

Net cash provided by (used in) operating activities	6,119	4,592

Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(5,448)	(4,110)
Acquisition of midstream businesses	—	(802)
Divestitures of properties and equipment and other assets	440	75
Other—net	(188)	(52)

Net cash provided by (used in) investing activities	(5,196)	(4,889)

Cash Flows from Financing Activities
Borrowings, net of issuance costs	885	1,051
Repayments of debt	(2,005)	(1,154)
Increase (decrease) in accounts payable, banks	12	39
Dividends paid	(136)	(135)
Repurchase of common stock	(26)	(31)
Issuance of common stock, including tax benefit on stock option exercises	68	57
Sale of subsidiary units	212	328
Distributions to noncontrolling interest owners	(81)	(57)
Contributions from noncontrolling interest owners	14	9

Net cash provided by (used in) financing activities	(1,057)	107

Effect of Exchange Rate Changes on Cash	(31)	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	(165)	(193)
Cash and Cash Equivalents at Beginning of Period	2,697	3,680

Cash and Cash Equivalents at End of Period	$2,532	$3,487

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, and natural gas liquids (NGLs). In addition, the Company engages in the gathering, processing, treating, and transporting of natural gas, crude oil, and NGLs. The Company also participates in the hard minerals business through its ownership of non-operated joint ventures and royalty arrangements. Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

Basis of Presentation  The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011, the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and the Consolidated Statement of Equity for the nine months ended September 30, 2012. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

2.  Acquisitions

The acquisitions of the Platte Valley assets in February 2011 and the Wattenberg Plant in May 2011 constitute business combinations and were accounted for using the acquisition method. Preliminary fair-value measurements of assets acquired and liabilities assumed were finalized in the first quarter of 2012, and were equal to the amounts included on the Company’s Consolidated Balance Sheet as of December 31, 2011.

3.  Inventories

The major classes of inventories, included in other current assets, are as follows:

millions	September 30, 2012	December 31, 2011
Crude oil	$76	$103
Natural gas	32	49
NGLs	42	59

Total	$150	$211

4.  Properties and Equipment

Suspended Exploratory Well Costs  The Company’s suspended exploratory well costs at September 30, 2012, and December 31, 2011, were $1.9 billion and $1.4 billion, respectively. The increase in suspended exploratory well costs during 2012 primarily relates to the capitalization of costs associated with successful exploration drilling in Mozambique, the Gulf of Mexico, the Marcellus shale in the Southern and Appalachia Region, and Ghana. For the nine months ended September 30, 2012, $41 million of exploratory well costs previously capitalized as suspended exploratory well costs for greater than one year as of December 31, 2011, were charged to dry hole expense.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Properties and Equipment (Continued)

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

Assets Held for Sale  In 2011, the Company began marketing certain domestic properties from the oil and gas exploration and production reporting segment and the midstream reporting segment in order to redirect operating activities and capital investment to other areas. These assets were remeasured to their fair value, estimated using Level 3 fair-value inputs, with resulting losses of $268 million related to oil and gas exploration and production reporting segment properties and $31 million related to midstream reporting segment properties for the three and nine months ended September 30, 2011. In 2012, the Company recognized losses on assets held for sale of $5 million and $35 million for the three and nine months ended September 30, 2012, respectively, primarily related to certain oil and gas exploration and production reporting segment properties. Gains and losses related to assets held for sale are included in gains (losses) on divestitures and other, net in the Company’s Consolidated Statements of Income. At September 30, 2012, the remaining balances of assets and liabilities associated with assets held for sale were not material.

5.  Impairments

The following summarizes impairment expense by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2012	2011	2012	2011
Oil and Gas Exploration & Production
Long-lived assets held for use
U.S. onshore properties	$2	$—	$81	$100
Gulf of Mexico properties	—	93	67	93
Cost-method investment	1	87	12	91
Midstream
Long-lived assets held for use	1	3	6	3

Total impairment expense	$4	$183	$166	$287

In 2012, U.S. onshore and midstream properties were impaired due to lower natural-gas prices, and Gulf of Mexico properties were impaired as a result of downward reserves revisions for a property that was near the end of its economic life. In 2011, U.S. onshore properties were impaired due to a change in projected cash flows resulting from the Company’s intent to divest of the properties, and Gulf of Mexico properties were impaired due to declines in estimated recoverable reserves. Impairments of the Company’s Venezuelan cost-method investment were due to declines in estimated recoverable reserves in 2012 and 2011, and lower crude oil prices in 2012.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Impairments (Continued)

The following summarizes the aggregate fair values of the above-described assets, by major category and input level within the fair-value hierarchy, at the respective dates of impairment:

millions 2012	Level 1	Level 2	Level 3 (1)	Total
Long-lived assets held for use	$—	$—	$38	$38
Cost-method investment	—	—	34	34

2011
Long-lived assets held for use	$—	$—	$395	$395
Cost-method investment	—	—	38	38

(1)	The income approach was used to measure fair value.

Impairments of Unproved Properties  Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income. In the second quarter of 2012, the Company recognized a $720 million impairment of unproved Powder River coalbed methane properties primarily resulting from lower natural-gas prices. Also in the second quarter of 2012, the Company recognized a $124 million impairment of an unproved Gulf of Mexico natural-gas property that the Company does not plan to pursue under the forecasted natural-gas price environment.

6.  Noncontrolling Interests

Western Gas Partners, LP (WES), a consolidated subsidiary, is a limited partnership formed by Anadarko to own, operate, acquire, and develop midstream assets. In June 2012, WES issued five million common units to the public, raising net proceeds of $212 million. At September 30, 2012, Anadarko’s ownership interest in WES consisted of a 41.4% limited partner interest, the entire 2.0% general partner interest, and all of the WES incentive distribution rights.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

The Company does not apply hedge accounting to any of its derivative instruments. As a result, both realized and unrealized gains and losses associated with derivative instruments are recognized in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings. Accumulated other comprehensive loss balances of $100 million ($64 million after tax) and $109 million ($70 million after tax) at September 30, 2012, and December 31, 2011, respectively, relate to interest-rate derivatives that were previously subject to hedge accounting.

Oil and Natural-Gas Production/Processing Derivative Activities  Below is a summary of the Company’s derivative instruments related to its Oil and Natural-Gas Production/Processing Activities at September 30, 2012. The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are a combination of NYMEX West Texas Intermediate (WTI) and IntercontinentalExchange, Inc. (ICE) Brent prices.

	2012		2013
Natural Gas
Three-Way Collars (thousand MMBtu/d)	—	(1)	—	(1)
Fixed-Price Contracts (thousand MMBtu/d)	1,000		900
Average price per MMBtu	$4.69		$4.00
Crude Oil
Three-Way Collars (MBbls/d)	62		26
Average price per barrel
Ceiling sold price (call)	$122.30		$125.15
Floor purchased price (put)	$101.22		$105.00
Floor sold price (put)	$81.34		$85.00
Fixed-Price Contracts (MBbls/d)	60		34
Average price per barrel	$107.19		$110.04

(1)	The Company has entered into offsetting purchased and sold natural-gas three-way collars of 500,000 MMBtu/d and 450,000 MMBtu/d for 2012 and 2013, respectively.

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

Marketing and Trading Derivative Activities  In addition to the positions in the above tables, the Company also engages in marketing and trading activities, which include physical product sales and related derivative transactions used to manage commodity-price risk. At September 30, 2012, and December 31, 2011, the Company had fixed-price physical transactions related to natural gas totaling 12 billion cubic feet (Bcf) and 22 Bcf, respectively, offset by derivative transactions for 11 Bcf and 21 Bcf, respectively, for a net position of 1 Bcf at these dates.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Interest-Rate Derivatives  Anadarko has outstanding interest-rate swap contracts as a fixed-rate payer to mitigate the interest-rate risk associated with anticipated debt issuances. The Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR. The swap instruments include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period. During the third quarter of 2012, the Company extended the swap maturity dates for interest-rate swaps with an aggregate notional principal amount of $800 million from October 2012 to September 2016. In connection with these extensions, the swap interest rates were also adjusted.

The Company had the following outstanding interest-rate swaps at September 30, 2012:

millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount	Start	End	Interest Rate
$ 200	October 2012	October 2022	5.07%
$ 750	June 2014	June 2024	6.00%
$ 1,100	June 2014	June 2044	5.57%
$ 50	September 2016	September 2026	5.91%
$ 750	September 2016	September 2046	5.86%

Effect of Derivative Instruments—Balance Sheet  The fair value of the Company’s derivative instruments is presented below.

	Gross Derivative Assets		Gross Derivative Liabilities
millions	September 30,	December 31,	September 30,	December 31,
Balance Sheet Classification	2012	2011	2012	2011
Commodity derivatives
Other current assets	$485	$924	$(228)	$(353)
Other assets	76	150	(34)	(15)
Accrued expenses	7	5	(22)	(33)
Other liabilities	11	1	(20)	(17)

	579	1,080	(304)	(418)

Interest-rate and other derivatives
Accrued expenses	—	—	(67)	(391)
Other liabilities	—	—	(1,284)	(808)

	—	—	(1,351)	(1,199)

Total derivatives	$579	$1,080	$(1,655)	$(1,617)

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivative Instruments (Continued)

Effect of Derivative Instruments—Statement of Income  The realized and unrealized gain or loss amounts related to derivative instruments are presented below.

millions	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
Classification of (Gain) Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity derivatives
Gathering, processing, and marketing sales (1)	$3	$5	$8	$—	$18	$18
(Gains) losses on commodity derivatives, net	(200)	437	237	(600)	369	(231)
Interest-rate and other derivatives
(Gains) losses on other derivatives, net	—	14	14	2	152	154

Derivative (gain) loss, net	$(197)	$456	$259	$(598)	$539	$(59)

millions	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
Classification of (Gain) Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity derivatives
Gathering, processing, and marketing sales (1)	$1	$(3)	$(2)	$17	$(8)	$9
(Gains) losses on commodity derivatives, net	(71)	(159)	(230)	(155)	(162)	(317)
Interest-rate and other derivatives
(Gains) losses on other derivatives, net	—	854	854	2	937	939

Derivative (gain) loss, net	$(70)	$692	$622	$(136)	$767	$631

(1)	Represents the effect of marketing and trading derivative activities.

Credit-Risk Considerations  The financial integrity of exchange-traded contracts, which are subject to nominal credit risk, is assured by NYMEX or the Intercontinental Exchange through systems of financial safeguards and transaction guarantees. Over-the-counter traded swaps, options, and futures contracts expose the Company to counterparty credit risk. The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines, and assesses the impact of its counterparties’ creditworthiness on fair value. The Company has the ability to require cash collateral or letters of credit to mitigate its credit-risk exposure. The Company has netting agreements with financial institutions that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and routinely exercises its contractual right to offset realized gains against realized losses when settling with derivative counterparties.

In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across all derivative types. At September 30, 2012, $422 million of the Company’s $1.7 billion gross derivative liability balance, and at December 31, 2011, $749 million of the Company’s $1.6 billion gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.

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

At September 30, 2012, and December 31, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features for which a net liability position existed was $158 million (net of collateral) and $2 million (net of collateral), respectively, included in accrued expenses on the Company’s Consolidated Balance Sheets.

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

The fair value of the Company’s derivative financial assets and liabilities, by input level within the fair-value hierarchy, is presented below.

millions September 30, 2012	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives
Financial institutions	$2	$517	$—	$(272)	$(10)	$237
Other counterparties	—	60	—	(8)	—	52

Total derivative assets	$2	$577	$—	$(280)	$(10)	$289

Liabilities
Commodity derivatives
Financial institutions	$(2)	$(278)	$—	$272	$10	$2
Other counterparties	—	(24)	—	8	—	(16)
Interest-rate and other derivatives	—	(1,351)	—	—	—	(1,351)

Total derivative liabilities	$(2)	$(1,653)	$—	$280	$10	$(1,365)

December 31, 2011
Assets
Commodity derivatives
Financial institutions	$3	$947	$—	$(361)	$(52)	$537
Other counterparties	—	130	—	(13)	—	117

Total derivative assets	$3	$1,077	$—	$(374)	$(52)	$654

Liabilities
Commodity derivatives
Financial institutions	$(4)	$(375)	$—	$361	$7	$(11)
Other counterparties	—	(39)	—	13	—	(26)
Interest-rate and other derivatives	—	(1,199)	—	—	130	(1,069)

Total derivative liabilities	$(4)	$(1,613)	$—	$374	$137	$(1,106)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Debt and Interest Expense

Debt  All of the Company’s outstanding debt is senior unsecured, except for borrowings under the $5.0 billion Facility. The following presents the Company’s outstanding debt:

millions	September 30, 2012	December 31, 2011
Long-term notes and debentures	$14,821	$16,452
WES borrowings	1,020	500

Total debt at face value	$15,841	$16,952
Net unamortized discounts and premiums (1)	(1,700)	(1,722)

Total borrowings	$14,141	$15,230

Less: Current portion of long-term debt	1,039	170

Total long-term debt	$13,102	$15,060

(1)	Unamortized discounts and premiums are amortized over the term of the related debt.

Fair Value  The Company uses a market approach to determine fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. At September 30, 2012, and December 31, 2011, the estimated fair value of the Company’s total borrowings was $17.1 billion and $17.3 billion, respectively.

Debt Activity  The following presents the Company’s debt activity during the nine months ended September 30, 2012.

millions	Carrying Value	Description
Balance at December 31, 2011	$15,230
Borrowings	319	WES revolving credit facility
Repayments	(131)	6.125% Senior Notes due 2012
	(40)	WES revolving credit facility
Other, net	8	Changes in debt premium or discount

Balance at March 31, 2012	$15,386

Issuance	516	WES 4.00% Senior Notes due 2022
Borrowings	55	WES revolving credit facility
Repayments	(800)	$5.0 billion Facility
	(334)	WES revolving credit facility
Other, net	9	Changes in debt premium or discount

Balance at June 30, 2012	$14,832

Repayments	(700)	$5.0 billion Facility
Other, net	9	Changes in debt premium or discount

Balance at September 30, 2012	$14,141

Anadarko Revolving Credit Facility and Letter of Credit Facility  At September 30, 2012, the Company was in compliance with all applicable covenants contained in the $5.0 billion Facility, had outstanding borrowings of $1.0 billion at an interest rate of 1.72%, and had available borrowing capacity of $4.0 billion ($5.0 billion maximum capacity less $1.0 billion of outstanding borrowings). The Company intends to repay the outstanding borrowings under the $5.0 billion Facility within the next year with cash on hand and cash realized from the resolution of the Algeria exceptional profits tax dispute and has classified these borrowings as current portion of long-term debt on the Company’s Consolidated Balance Sheet at September 30, 2012.

In 2011, the Company entered into an agreement with a financial institution to provide up to $400 million of letters of credit (LOC Facility). In the third quarter of 2012, the Company terminated the LOC Facility.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Debt and Interest Expense (Continued)

WES Borrowings  During the second quarter of 2012, WES repaid all outstanding borrowings under its five-year $800 million senior unsecured revolving credit facility (RCF) with net proceeds from its public offering of $520 million aggregate principal amount of 4.00% Senior Notes due 2022. At September 30, 2012, WES was in compliance with all covenants contained in the RCF. In October 2012, WES issued an additional $150 million of 4.00% Senior Notes due 2022.

Interest Expense  The following summarizes the amounts included in interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2012	2011	2012	2011
Current debt, long-term debt, and other	$238	$245	$724	$743
Capitalized interest	(53)	(39)	(163)	(101)

Total interest expense	$185	$206	$561	$642

9.  Stockholders’ Equity

The reconciliation between basic and diluted earnings per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2012	2011	2012	2011
Net income (loss)
Net income (loss) attributable to common stockholders	$121	$(3,051)	$2,188	$(2,291)
Less: Distributions on participating securities	—	—	1	—
Less: Undistributed income allocated to participating securities	1	—	13	—

Basic	$120	$(3,051)	$2,174	$(2,291)

Diluted	$120	$(3,051)	$2,174	$(2,291)

Shares
Average number of common shares outstanding—basic	500	498	499	498
Dilutive effect of stock options and performance-based stock awards	2	—	2	—

Average number of common shares outstanding—diluted	502	498	501	498

Excluded (1)	6	12	6	12
Net income (loss) per common share
Basic	$0.24	$(6.12)	$4.35	$(4.60)
Diluted	$0.24	$(6.12)	$4.34	$(4.60)
Dividends per common share	$0.09	$0.09	$0.27	$0.27

(1)	Inclusion of certain shares would have had an anti-dilutive effect.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Commitments

Operating Leases  In January 2012, the Company entered into a two-and-a-half-year lease agreement for a deepwater drilling rig expected to be delivered in late 2012. In July 2012, the Company entered into a three-year lease agreement for a deepwater drilling rig expected to be delivered in late 2013. These lease obligations total approximately $875 million, with aggregate future annual minimum lease payments of $13 million in 2012, $192 million in 2013, $317 million in 2014, $228 million in 2015, and $125 million in 2016.

Other Commitments  In 2012, the Company entered into contractual agreements for processing, transportation, and storage of natural gas, crude oil, and NGLs. These obligations total approximately $2.0 billion, with aggregate future payments of $17 million in 2012, $173 million in 2013, $228 million in 2014, $227 million in 2015, $225 million in 2016, and $1.1 billion thereafter.

11.  Contingencies

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

The following discussion of the Company’s contingencies includes material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no new material matters since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Deepwater Horizon Events  In April 2010, the Macondo well in the Gulf of Mexico blew out and an explosion occurred on the Deepwater Horizon drilling rig. The well was operated by BP Exploration and Production Inc. (BP) and Anadarko held a 25% non-operated interest. In October 2011, the Company and BP entered into a settlement agreement, mutual releases, and agreement to indemnify relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company is fully indemnified by BP against claims and damages arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and assessment costs, and other potential damages. This indemnification is guaranteed by BP Corporation North America Inc. (BPCNA) and, in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. The Settlement Agreement does not indemnify Anadarko against potential fines, penalties, or punitive damages. The Company has not recorded a liability for any costs that are subject to indemnification by BP. For additional disclosure of the Deepwater Horizon events, the Company’s Settlement Agreement with BP, environmental claims under OPA, NRD claims, potential penalties and fines, and civil litigation, see Note 2—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Contingencies (Continued)

Penalties and Fines  In December 2010, the U.S. Department of Justice (DOJ), on behalf of the United States, filed a civil lawsuit in the U.S. District Court in New Orleans, Louisiana (Louisiana District Court) against several parties, including Anadarko Petroleum Corporation and Anadarko E&P Company LP (AE&P), a subsidiary of Anadarko, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. In February 2012, the Louisiana District Court entered a declaratory judgment that, as a partial owner of the Macondo well, Anadarko is liable for civil penalties under Section 311 of the CWA and denied both the Company’s and the United States’ motions for summary judgment with respect to the liability of AE&P. The declaratory judgment addresses liability only, and does not address the amount of any civil penalty. Also, in February 2012, the Louisiana District Court entered a stipulated order (Stipulated Order), agreed to by the Company and the United States, that the United States will not assert any claim for a CWA penalty against AE&P, and that the United States will not assert any other theories of liability under the CWA (e.g., operator or person-in-charge liability) against either Anadarko or AE&P. Further, the Stipulated Order reserved the issue of an assessment of a civil penalty against Anadarko until a later proceeding to be scheduled by the Louisiana District Court. The Company believes that the Stipulated Order does not have a material impact on Anadarko’s potential liability. In August 2012, Anadarko filed a notice of appeal in the U.S. Court of Appeals for the Fifth Circuit concerning that portion of the February 2012 declaratory judgment finding Anadarko liable for civil penalties under the CWA.

As discussed below, numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. Certain state and local governments have appealed, or have provided indication of a likely appeal of, the Louisiana District Court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. If such an appeal is successful, state and/or local laws and regulations could become sources of penalties or fines against the Company.

Applicable accounting guidance requires the Company to accrue a liability if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Louisiana District Court’s declaratory judgment in February 2012 satisfies the requirement that a loss, arising from the future assessment of a civil penalty against Anadarko, is probable. Notwithstanding the declaratory judgment, the Company currently cannot estimate the amount of any potential civil penalty. The CWA sets forth subjective criteria, including degree of fault and history of prior violations, which significantly influence the magnitude of CWA penalty assessments. As a result of the subjective nature of CWA penalty assessments, the Company currently cannot estimate the amount of any such penalty nor determine a range of potential loss. Furthermore, the February 2012 settlement of Deepwater Horizon-related civil penalties (including those under the CWA) by the other non-operating partner with the United States and five affected Gulf states (Texas, Louisiana, Mississippi, Alabama, and Florida) does not affect the Company’s current conclusion regarding its ability to estimate potential fines and penalties. The Company lacks insight into those settlement discussions, retains legal counsel separate from the other non-operating party, and was not involved in any manner with respect to that settlement. Events or factors that could assist the Company in estimating the amount of any potential civil penalty or a range of potential loss related to such penalties include (i) an assessment by the DOJ, (ii) a ruling by a court of competent jurisdiction, or (iii) the initiation of substantive settlement negotiations between the Company and the DOJ.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Contingencies (Continued)

The Louisiana District Court plans to hold a trial in Transocean’s Limitation of Liability case in the MDL. In March 2012, BP and the Plaintiffs’ Steering Committee (PSC) entered into a tentative settlement agreement to resolve the substantial majority of economic loss and medical claims stemming from the Deepwater Horizon events. In light of this settlement agreement, the Louisiana District Court postponed the start of the trial until a future date and requested that the parties submit separate briefs that explain the parties’ opinions as to the impact of the tentative settlement on the Louisiana District Court’s previously issued trial plan. BP and the PSC jointly filed the proposed settlement agreement with the Louisiana District Court in April 2012. In May 2012, the Louisiana District Court issued its revised case management order (CMO) ruling that the first phase of the trial will commence in February 2013 (Phase I). Phase I is expected to last for six to twelve weeks. BP, BP p.l.c., the United States, state and local governments, Halliburton, and Transocean will participate in Phase I of the trial. The CMO provides that the Stipulated Order excusing Anadarko from participation in Phase I of the trial remains in effect. The issues to be tried in Phase I include the cause of the blow-out and all related events leading up to April 22, 2010, the date the Deepwater Horizon sank, as well as allocation of fault. The allocation of fault remains in the Phase I trial because Halliburton and Transocean have not settled with any of the parties and wish to prove to the court that their respective company was not at fault. The second phase of trial is estimated to start in June 2013 (Phase II) and may take six to eight weeks to complete. The issues to be tried in Phase II will include spill-source control and quantification of the spill for the period from April 22, 2010, until the well was capped. The Company, BP, BP p.l.c., the United States, state and local governments, Halliburton, and Transocean will participate in Phase II of the trial.

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

Given the various stages of these matters, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses, related to ongoing proceedings. The Company intends to vigorously defend itself, its officers, and its directors in each of these matters, and will avail itself of any and all indemnities provided by BP against civil damages.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Contingencies (Continued)

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

In February 2012, the Company filed a motion for partial summary judgment seeking dismissal of several claims, including all actual and constructive fraudulent transfer claims protected by Section 546(e) of the U.S. Bankruptcy Code. The court has not yet ruled on that issue. Trial began in May 2012 and in September 2012, the evidence closed and both sides rested. Closing arguments are scheduled for December 2012.

In the first quarter of 2012, the Company believed it probable that the parties would reach a settlement on reasonable terms and thus the Company considered a loss, via settlement, related to the Adversary Proceeding probable. Based on this assumption, a $275 million loss contingency was accrued in the first quarter of 2012, which increased the Company’s total estimated contingent loss accrual related to the Adversary Proceeding to $525 million as of March 31, 2012. The Company’s attempts during the second quarter of 2012 to resolve the Adversary Proceeding through mediation and settlement discussions reached an impasse, resulting in the Company’s assessment that the likelihood of settlement is remote and that litigation would be the probable form of final resolution of the Adversary Proceeding. Due to the change in the Company’s opinion as to the probable form of resolution of this matter, the Company reversed the settlement-based $525 million contingent loss accrual related to this matter in the second quarter of 2012.

The Company remains confident in the merits of its position, and continues to vigorously defend the claims asserted in the Adversary Proceeding. The Company does not believe a loss resulting from litigating the Adversary Proceeding is probable. Accounting guidance requires that contingent losses be probable in nature for loss recognition to be appropriate. Accordingly, the Company’s Consolidated Balance Sheet as of September 30, 2012, does not include a loss-contingency liability related to the litigation of the Adversary Proceeding.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Contingencies (Continued)

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

Separately, in July 2009, a consolidated class action complaint was filed in the New York District Court on behalf of purported purchasers of Tronox’s equity and debt securities between November 21, 2005, and January 12, 2009, against Anadarko, Kerr-McGee, several former Kerr-McGee officers and directors, several former Tronox officers and directors, and Ernst & Young LLP (Securities Case). The complaint alleges causes of action arising under Sections 10(b) and 20(a) of the Exchange Act for purported misstatements and omissions regarding, among other things, Tronox’s environmental-remediation and tort-claim liabilities. The plaintiffs allege, among other things, that these purported misstatements and omissions are contained in certain of Tronox’s public filings, including filings made in connection with Tronox’s initial public offering. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. Certain parties, including Anadarko, Kerr-McGee, and the former Kerr-McGee officers and directors, reached a tentative settlement in this matter in April 2012, subject to final approval by the court. The tentative settlement amount will be directly funded by the insurers for Tronox, Anadarko, and Kerr-McGee. As a result, offsetting gains and losses have been recorded to reflect the impact of the tentative settlement of the Securities Case.

Other Litigation  In December 2008, Anadarko sold its interest in the Peregrino heavy-oil field offshore Brazil. The Company is currently litigating a dispute with the Brazilian tax authorities regarding the tax rate applicable to the transaction. Currently, $168 million, the amount of tax in dispute, resides in a judicially controlled Brazilian bank account, pending final resolution of the matter and is included in other assets on the Company’s Consolidated Balance Sheet as of September 30, 2012.

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

The Company believes that it will, more likely than not, prevail in Brazilian courts. Therefore, no tax liability has been recorded for Peregrino divestiture-related litigation as of September 30, 2012. The Company continues to vigorously defend itself in Brazilian courts.

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

11.  Contingencies (Continued)

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

In March 2012, the Company reached an agreement with Sonatrach to resolve the exceptional profits tax dispute. The agreement was approved by the Algerian government and provides for delivery to the Company of crude oil valued at approximately $1.7 billion and the elimination of $62 million of the Company’s previously recorded and unpaid transportation charges. The crude oil is to be delivered to the Company over a 12-month period that began in June 2012. At September 30, 2012, a receivable of $1.1 billion on the Company’s Consolidated Balance Sheet was included in the oil and gas exploration and production reporting segment. The Company recognized a $1.8 billion credit in the Costs and Expenses section of the Consolidated Statement of Income for the nine months ended September 30, 2012, to reflect the effect of this agreement on previously recorded expenses. Additionally, the parties agreed to an amendment to the existing Production Sharing Agreement (PSA) that provides the Company increased sales volumes and a lower effective exceptional profits tax rate in future periods. The amendment also confirms the duration for each exploitation license granted under the PSA will be 25 years from the date the license was awarded.

12.  Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2012	2011	2012	2011
Income tax expense (benefit)	$248	$(1,468)	$764	$(762)
Effective tax rate	64%	33%	25%	25%

The increase from the 35% U.S. federal statutory rate for the three months ended September 30, 2012, was primarily attributable to foreign tax rate differentials and valuation allowances, Algerian exceptional profits taxes, and U.S. tax impact from losses and restructuring of foreign operations. The decrease from the 35% U.S. federal statutory rate for the nine months ended September 30, 2012, was primarily attributable to the resolution of the Algeria exceptional profits tax dispute. This amount was partially offset by foreign tax rate differentials and valuation allowances, Algerian exceptional profits taxes, and U.S. tax impact from losses and restructuring of foreign operations.

The Company reported a loss before income taxes for the three and nine months ended September 30, 2011. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the three and nine months ended September 30, 2011, was primarily attributable to Algerian exceptional profits taxes, U.S. tax on foreign income inclusions and distributions, and foreign tax rate differentials and valuation allowances. The decrease from the 35% U.S. federal statutory rate for the nine months ended September 30, 2011, was also attributable to items resulting from business acquisitions. These items were partially offset by the U.S. tax impact from losses and restructuring of foreign operations, state income taxes, and other items.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Supplemental Cash Flow Information

The following presents cash paid (received) for interest (net of amounts capitalized) and income taxes, as well as non-cash investing transactions.

	Nine Months Ended September 30,
millions	2012	2011
Cash paid (received)
Interest	$613	$708
Income taxes	$(13)	$238
Non-cash investing activities
Fair value of properties and equipment received in non-cash exchange transactions	$65	$4
Gain related to the fair-value remeasurement of Anadarko’s pre-acquisition 7% equity interest in the Wattenberg Plant	$—	$21

14.  Segment Information

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

To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; interest expense; exploration expense; depreciation, depletion, and amortization (DD&A); impairments; Deepwater Horizon settlement and related costs; Algeria exceptional profits tax settlement; Tronox-related contingent loss; unrealized (gains) losses on derivatives, net; and realized (gains) losses on other derivatives, net, less net income attributable to noncontrolling interests. The Company’s definition of Adjusted EBITDAX excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Adjusted EBITDAX also excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX excludes Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, and Tronox-related contingent loss, as these costs are outside the normal operations of the Company. See Note 11—Contingencies. Finally, unrealized (gains) losses on derivatives, net and realized (gains) losses on other derivatives, net are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2012	2011	2012	2011
Income (loss) before income taxes	$390	$(4,496)	$3,019	$(2,991)
Exploration expense	297	307	1,662	722
DD&A	979	932	2,936	2,902
Impairments	4	183	166	287
Deepwater Horizon settlement and related costs	4	4,042	15	4,077
Algeria exceptional profits tax settlement (1)	7	—	(1,797)	—
Tronox-related contingent loss (1)	—	—	(250)	—
Interest expense	185	206	561	642
Unrealized (gains) losses on derivatives, net	456	692	539	767
Realized (gains) losses on other derivatives, net (1)	—	—	2	2
Less: Net income attributable to noncontrolling interests	21	23	67	62

Consolidated Adjusted EBITDAX	$2,301	$1,843	$6,786	$6,346

(1)

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

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended September 30, 2012
Sales revenues	$1,393	$80	$1,810	$—	$3,283
Intersegment revenues	1,587	232	(1,682)	(137)	—
Gains (losses) on divestitures and other, net	12	(6)	—	43	49

Total revenues and other	2,992	306	128	(94)	3,332

Operating costs and expenses (1)	840	182	152	51	1,225
Realized (gains) losses on commodity derivatives, net	—	—	—	(200)	(200)
Other (income) expense, net (2)	—	—	—	(10)	(10)
Net income attributable to noncontrolling interests	—	21	—	—	21

Total expenses and other	840	203	152	(159)	1,036

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	5	—	5

Adjusted EBITDAX	$2,152	$103	$(19)	$65	$2,301

Three Months Ended September 30, 2011
Sales revenues	$1,801	$76	$1,507	$—	$3,384
Intersegment revenues	1,244	251	(1,386)	(109)	—
Gains (losses) on divestitures and other, net	(193)	(31)	—	39	(185)

Total revenues and other	2,852	296	121	(70)	3,199

Operating costs and expenses (1)	955	210	143	53	1,361
Realized (gains) losses on commodity derivatives, net	—	—	—	(71)	(71)
Other (income) expense, net (2)	—	—	—	40	40
Net income attributable to noncontrolling interests	—	23	—	—	23

Total expenses and other	955	233	143	22	1,353

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(3)	—	(3)

Adjusted EBITDAX	$1,897	$63	$(25)	$(92)	$1,843

(1)

Operating costs and expenses excludes exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, and Algeria exceptional profits tax settlement since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes Tronox-related contingent loss since this expense is excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Nine Months Ended September 30, 2012
Sales revenues	$5,180	$248	$4,467	$—	$9,895
Intersegment revenues	3,796	701	(4,101)	(396)	—
Gains (losses) on divestitures and other, net	(17)	(8)	—	131	106

Total revenues and other	8,959	941	366	(265)	10,001

Operating costs and expenses (1)	2,639	545	464	132	3,780
Realized (gains) losses on commodity derivatives, net	—	—	—	(600)	(600)
Other (income) expense, net (2)	—	—	—	(14)	(14)
Net income attributable to noncontrolling interests	—	67	—	—	67

Total expenses and other	2,639	612	464	(482)	3,233

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	18	—	18

Adjusted EBITDAX	$6,320	$329	$(80)	$217	$6,786

Nine Months Ended September 30, 2011
Sales revenues	$5,668	$238	$4,436	$—	$10,342
Intersegment revenues	3,699	684	(4,066)	(317)	—
Gains (losses) on divestitures and other, net	(307)	(11)	—	104	(214)

Total revenues and other	9,060	911	370	(213)	10,128

Operating costs and expenses (1)	2,717	575	414	163	3,869
Realized (gains) losses on commodity derivatives, net	—	—	—	(155)	(155)
Other (income) expense, net (2)	—	—	—	(2)	(2)
Net income attributable to noncontrolling interests	—	62	—	—	62

Total expenses and other	2,717	637	414	6	3,774

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(8)	—	(8)

Adjusted EBITDAX	$6,343	$274	$(52)	$(219)	$6,346

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

During the nine months ended September 30, 2012, the Company made contributions of $99 million to its funded pension plans, $4 million to its unfunded pension plans, and $14 million to its unfunded other postretirement benefit plans. Contributions to funded plans increase plan assets while contributions to unfunded plans are used to fund current benefit payments. During the remainder of 2012, the Company does not expect to make significant contributions to its funded pension plans, unfunded pension plans, or unfunded other postretirement benefit plans.

The following sets forth the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Benefits		Other Benefits
millions	2012	2011	2012	2011
Three Months Ended September 30
Service cost	$19	$20	$2	$3
Interest cost	21	21	4	4
Expected return on plan assets	(23)	(21)	—	—
Amortization of net actuarial loss (gain)	23	22	—	—

Net periodic benefit cost	$40	$42	$6	$7

Nine Months Ended September 30
Service cost	$57	$59	$7	$7
Interest cost	64	64	12	12
Expected return on plan assets	(68)	(64)	—	—
Amortization of net actuarial loss (gain)	69	64	—	—
Amortization of net prior service cost (credit)	—	1	1	—

Net periodic benefit cost	$122	$124	$20	$19

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

•

the impact of remaining claims related to the Deepwater Horizon events, including, but not limited to, fines, penalties, and punitive damages against the Company, for which it is not indemnified by BP;

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

OVERVIEW

Anadarko is among the world’s largest independent exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, and NGLs. The Company also engages in the gathering, processing, treating, and transporting of natural gas, crude oil, and NGLs. The Company has production and exploration activities worldwide, including activities in the United States, Algeria, Mozambique, Ghana, China, Kenya, Côte d’Ivoire, Liberia, Sierra Leone, Brazil, Indonesia, South Africa, and New Zealand.

Significant operating and financial activities during the third quarter of 2012 include the following:

Overall

•	Anadarko’s third-quarter sales volumes totaled 739 thousand barrels of oil equivalent per day (MBOE/d), representing a 12% increase over the third quarter of 2011.

•	The Company achieved third-quarter liquids sales volumes of 322 thousand barrels per day (MBbls/d), representing a 15% increase over the third quarter of 2011.

United States Onshore

•

The Rocky Mountains Region (Rockies) achieved third-quarter sales volumes of 325 MBOE/d, representing a 7% increase over the third quarter of 2011, primarily due to increased sales volumes from the Wattenberg field and the Greater Natural Buttes area.

•

The Southern and Appalachia Region achieved third-quarter sales volumes of 207 MBOE/d, representing a 44% increase over the third quarter of 2011, primarily due to increased sales volumes from the Marcellus, Eagleford, and Haynesville shales.

Gulf of Mexico

•	Gulf of Mexico third-quarter sales volumes were 106 MBOE/d, representing a 12% decrease from the third quarter of 2011, primarily due to natural production declines and weather-related shut-ins.

•

The Company closed a carried-interest arrangement that requires a third-party partner to fund approximately $556 million of Anadarko’s capital costs to earn a 7.2% working interest in the Lucius development.

International

•	International third-quarter sales volumes were 91 MBOE/d, representing a 17% increase from the third quarter of 2011, primarily related to timing of cargo liftings in Ghana.

•	Offshore Ghana, the Company successfully drilled the Wawa exploration well (18% working interest), encountering approximately 43 net feet of oil pay and 65 net feet of gas-condensate pay.

Financial

•	The Company generated approximately $2.2 billion of cash flows from operations and ended the quarter with $2.5 billion of cash on hand.

•	Anadarko’s net income attributable to common stockholders for the third quarter of 2012 totaled $121 million.

•	The Company repaid $700 million of borrowings under its senior secured revolving credit facility ($5.0 billion Facility).

•	Anadarko collected $501 million associated with the Algeria exceptional profits tax receivable.

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended September 30, 2012,” refer to the comparison of the three months ended September 30, 2012, to the three months ended September 30, 2011, and any increases or decreases “for the nine months ended September 30, 2012,” refer to the comparison of the nine months ended September 30, 2012, to the nine months ended September 30, 2011. The primary factors that affect the Company’s results of operations include commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

Selected Data

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2012	2011	2012	2011
Financial Results
Revenues and other	$3,332	$3,199	$10,001	$10,128
Costs and expenses	2,516	6,825	6,762	11,857
Other (income) expense	426	870	220	1,262
Income tax expense (benefit)	248	(1,468)	764	(762)
Net income (loss) attributable to common stockholders	$121	$(3,051)	$2,188	$(2,291)
Net income (loss) per common share attributable to common stockholders—diluted	$0.24	$(6.12)	$4.34	$(4.60)
Average number of common shares outstanding—diluted	502	498	501	498

Operating Results
Adjusted EBITDAX (1)	$2,301	$1,843	$6,786	$6,346
Sales volumes (MMBOE)	68	61	200	185

MMBOE—millions of barrels of oil equivalent

(1)

See Operating Results—Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and a reconciliation of Adjusted EBITDAX to income (loss) before income taxes, which is presented in accordance with GAAP.

FINANCIAL RESULTS

Net Income (Loss) Attributable to Common Stockholders    For the three months ended September 30, 2012, Anadarko’s net income attributable to common stockholders totaled $121 million, or $0.24 per share (diluted), compared to a net loss attributable to common stockholders of $3.1 billion, or $6.12 per share (diluted), for the three months ended September 30, 2011. For the nine months ended September 30, 2012, Anadarko’s net income attributable to common stockholders totaled $2.2 billion, or $4.34 per share (diluted), compared to a net loss attributable to common stockholders of $2.3 billion, or $4.60 per share (diluted), for the same period of 2011. As discussed more fully below, Anadarko’s net income for the nine months ended September 30, 2012, included $1.8 billion related to the favorable resolution of the Algeria exceptional profits tax dispute and $844 million of unproved property impairments. Anadarko’s net income for the three and nine months ended September 30, 2011, included the effects of the $4.0 billion settlement agreement, mutual releases, and agreement to indemnify relating to the Deepwater Horizon events (Settlement Agreement). See Note 11—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Sales Revenues and Volumes

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Sales Revenues
Natural-gas sales	$613	(27)%	$840	$1,682	(34)%	$2,564
Oil and condensate sales	2,163	14	1,905	6,629	11	5,948
Natural-gas liquids sales	289	(23)	377	913	(15)	1,080

Total	$3,065	(2)	$3,122	$9,224	(4)	$9,592

Anadarko’s total sales revenues for the three and nine months ended September 30, 2012, decreased primarily due to lower average natural-gas and NGLs prices, partially offset by higher sales volumes for all products. This decrease was also partially offset by higher average prices for crude oil for the nine months ended September 30, 2012.

	Three Months Ended September 30,
millions	Natural Gas	Oil and Condensate	NGLs	Total
2011 sales revenues	$840	$1,905	$377	$3,122
Changes associated with sales volumes	84	258	69	411
Changes associated with prices	(311)	—	(157)	(468)

2012 sales revenues	$613	$2,163	$289	$3,065

	Nine Months Ended September 30,
	Natural Gas	Oil and Condensate	NGLs	Total
2011 sales revenues	$2,564	$5,948	$1,080	$9,592
Changes associated with sales volumes	175	518	112	805
Changes associated with prices	(1,057)	163	(279)	(1,173)

2012 sales revenues	$1,682	$6,629	$913	$9,224

	Three Months Ended September 30,			Nine Months Ended September 30,
Sales Volumes	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	60	11%	53	176	8%	162
International	8	17	8	24	4	23

Total	68	12	61	200	8	185

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	648	11%	582	642	8%	595
International	91	17	78	87	4	83

Total	739	12	660	729	8	678

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

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
United States
Sales volumes—Bcf	231	10%	209	681	7%	638
MMcf/d	2,499	10	2,271	2,487	7	2,336
Price per Mcf	$2.67	(34)	$4.02	$2.47	(39)	$4.02
Natural-gas sales revenues (millions)	$613	(27)	$840	$1,682	(34)	$2,564

Bcf—billion cubic feet

MMcf/d—million cubic feet per day

Mcf—thousand cubic feet

The Company’s natural-gas sales volumes increased 228 MMcf/d and 151 MMcf/d for the three and nine months ended September 30, 2012, respectively. These increases were due to higher sales volumes in the Southern and Appalachia Region of 253 MMcf/d and 200 MMcf/d, respectively, primarily as a result of drilling in the Marcellus, Eagleford, and Haynesville shales, and higher sales volumes in the Rockies of 85 MMcf/d and 72 MMcf/d, respectively, associated with drilling in the Greater Natural Buttes area and the Wattenberg field. These increases were partially offset by reduced sales volumes for the three and nine months ended September 30, 2012, in the Gulf of Mexico of 110 MMcf/d and 121 MMcf/d, respectively, primarily due to natural production declines and weather-related shut-ins.

The average natural-gas price Anadarko received decreased for the three and nine months ended September 30, 2012, as a result of above-average U.S. natural-gas storage levels during 2012.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
United States
Sales volumes—MMBbls	13	11%	12	40	12%	36
MBbls/d	143	11	129	146	12	132
Price per barrel	$94.19	—	$94.02	$99.26	2	$96.84

International
Sales volumes—MMBbls	8	17%	8	24	4%	23
MBbls/d	91	17	78	87	4	83
Price per barrel	$108.94	(1)	$109.69	$111.75	3	$108.47

Total
Sales volumes—MMBbls	21	13%	20	64	9%	59
MBbls/d	234	13	207	233	9	215
Price per barrel	$99.93	—	$99.92	$103.90	3	$101.35
Oil and condensate sales revenues (millions)	$2,163	14	$1,905	$6,629	11	$5,948

MMBbls—million barrels

MBbls/d—thousand barrels per day

Anadarko’s crude-oil and condensate sales volumes increased 27 MBbls/d and 18 MBbls/d for the three and nine months ended September 30, 2012, respectively. Increased horizontal drilling in the Wattenberg field led to sales-volume improvements in the Rockies of 8 MBbls/d and 7 MBbls/d for the three and nine months ended September 30, 2012, respectively. Horizontal drilling in the Eagleford shale and Bone Spring/Avalon formations also contributed to increased sales volumes in the Southern and Appalachia Region of 9 MBbls/d and 8 MBbls/d, for the three and nine months ended September 30, 2012, respectively. International sales volumes for the three and nine months ended September 30, 2012, increased 13 MBbls/d and 4 MBbls/d, respectively, primarily related to timing of cargo liftings in Ghana.

Anadarko’s average crude-oil price received for the three months ended September 30, 2012, was flat compared to 2011 prices. Anadarko’s average crude-oil price received increased slightly for the nine months ended September 30, 2012, primarily due to supply disruption concerns associated with political and civil unrest in the Middle East and Africa, which offset downward price pressure caused by macroeconomic concerns in Europe and China.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
United States
Sales volumes—MMBbls	8	19%	7	22	10%	20
MBbls/d	88	19	74	81	10	74
Price per barrel	$35.93	(35)	$55.47	$40.96	(23)	$53.48
Natural-gas liquids sales revenues (millions)	$289	(23)	$377	$913	(15)	$1,080

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. For the three and nine months ended September 30, 2012, the Company’s NGLs sales volumes increased by 14 MBbls/d and 7 MBbls/d, respectively, as a result of drilling in liquids-rich areas, primarily in the Eagleford and Haynesville shales in the Southern and Appalachia Region.

The average NGLs price decreased for the three and nine months ended September 30, 2012, primarily due to lower market prices for ethane and propane. Ethane demand was reduced by down-time for maintenance and conversion upgrades at third-party facilities. Also, mild winter temperatures across much of the United States in 2011 reduced demand for propane and contributed to above-average levels of propane stockpiles. Lastly, increased production from continued liquids-rich development has created further downward pricing pressures for NGLs.

Gathering, Processing, and Marketing Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Gathering, processing, and marketing sales	$218	(17)%	$262	$671	(11)%	$750
Gathering, processing, and marketing expenses	185	(14)	214	552	(6)	590

Margin	$33	(31)	$48	$119	(26)	$160

For the three and nine months ended September 30, 2012, the gathering, processing, and marketing margin decreased primarily due to lower commodity prices, which led to reduced natural-gas processing margins. Also, for the nine months ended September 30, 2012, marketing margins decreased due to lower margins on sales from inventory caused by lower prices and volumes. These decreases for the three and nine months ended September 30, 2012, were partially offset by an increase in gathering and processing revenues associated with increased throughput volumes across several of Anadarko’s fee-based systems. The decrease for the nine months ended September 30, 2012, was also partially offset by additional margin provided by midstream assets acquired in February 2011 and May 2011.

Gains (Losses) on Divestitures and Other, net

For the three and nine months ended September 30, 2012, gains (losses) on divestitures and other, net increased $234 million and $320 million, respectively, primarily due to losses of $299 million recognized in the third quarter of 2011 associated with assets held for sale. These losses related to properties in the oil and gas exploration and production reporting segment and the other midstream reporting segment. Partially offsetting these losses were gains on divestitures for the three and nine months ended September 30, 2011, of $73 million and $76 million, respectively, related to oil and gas exploration and production reporting segment properties located in various international locations. Also, for the nine months ended September 30, 2011, gains (losses) on divestitures and other, net includes a $76 million loss recorded in the second quarter of 2011, which occurred in connection with the Company’s purchase of the Wattenberg Plant. This loss was associated with the effective elimination, for purposes of consolidated financial reporting, of a pre-existing third-party relationship between the Company and the previous owner of the plant related to natural-gas processing contracts. The loss represents the aggregate amount by which the Company’s contracts with the previous owner of the Wattenberg Plant were unfavorable as compared to current market transactions for the same or similar services at the date of the Company’s acquisition of the plant. This loss was partially offset by the recognition of a $21 million gain from the acquisition-date fair-value remeasurement of the Company’s pre-acquisition equity interest in the Wattenberg Plant.

Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Oil and gas operating (millions)	$241	(8)%	$262	$732	—%	$730
Oil and gas operating—per BOE	3.55	(18)	4.32	3.67	(7)	3.94

Oil and gas transportation and other (millions)	247	14	217	710	12	633
Oil and gas transportation and other—per BOE	3.64	2	3.57	3.56	4	3.42

For the three months ended September 30, 2012, oil and gas operating expenses decreased by $21 million primarily due to lower expenses associated with workovers in the Gulf of Mexico and the Rockies. For the three months ended September 30, 2012, oil and gas operating expenses per barrel of oil equivalent (BOE) decreased by $0.77 primarily due to lower workover expenses discussed above, increased operating efficiencies, and increased sales volumes. For the nine months ended September 30, 2012, oil and gas operating expenses per BOE decreased by $0.27 primarily due to increased operating efficiencies and increased sales volumes.

For the three and nine months ended September 30, 2012, oil and gas transportation and other expenses increased by $30 million and $77 million, respectively, primarily due to higher gas gathering and transportation costs attributable to higher volumes and increased costs attributable to growth in the Company’s U.S. onshore asset base. The increase for the nine months ended September 30, 2012, was partially offset by a $25 million reversal of previously accrued rig termination fees for a deepwater drilling rig in the Gulf of Mexico. This expense reversal resulted from a dispute settlement with the drilling contractor. See Note 11—Contingencies—Deepwater Drilling Moratorium and Other Related Matters in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information. For the three and nine months ended September 30, 2012, oil and gas transportation and other expenses per BOE increased by $0.07 and $0.14, respectively, primarily due to the higher costs discussed above, partially offset by increased sales volumes.

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2012	2011	2012	2011
Exploration Expense
Dry hole expense	$142	$17	$346	$75
Impairments of unproved properties	60	179	1,043	348
Geological and geophysical expenses	40	52	89	152
Exploration overhead and other	55	59	184	147

Total exploration expense	$297	$307	$1,662	$722

Exploration expense decreased by $10 million for the three months ended September 30, 2012, primarily due to impairments of $129 million recognized during the third quarter of 2011 for unproved Gulf of Mexico properties. Exploration expense also decreased due to lower geological and geophysical expense of $12 million primarily due to 2011 seismic purchases in Kenya. These decreases for the three months ended September 30, 2012, were partially offset by higher dry hole expense of $125 million primarily in Brazil and Ghana.

Exploration expense increased by $940 million for the nine months ended September 30, 2012. During the second quarter of 2012, the Company recognized $844 million of impairments of certain unproved properties in the Rockies and the Gulf of Mexico, approximately $720 million of which was associated with Powder River coalbed methane properties in the Rockies primarily resulting from lower natural-gas prices, and the remaining $124 million was related to a Gulf of Mexico natural-gas property that the Company does not plan to pursue under the forecasted natural-gas price environment. During the third quarter of 2011, the Company recognized impairments of $129 million related to Gulf of Mexico properties. The remaining increase in exploration expense for the nine months ended September 30, 2012, was primarily due to higher dry hole expense of $271 million primarily in Brazil, Sierra Leone, Côte d’Ivoire, and the Gulf of Mexico, partially offset by lower geological and geophysical expense of $63 million primarily due to fewer seismic purchases in Kenya, Liberia, and Mozambique.

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
General and administrative	$285	(3)%	$293	$816	4%	$784
Depreciation, depletion, and amortization	979	5	932	2,936	1	2,902
Other taxes	267	(29)	375	970	(14)	1,132
Impairments	4	(98)	183	166	(42)	287

For the three months ended September 30, 2012, general and administrative (G&A) expense decreased by $8 million primarily due to lower consulting fees. For the nine months ended September 30, 2012, G&A expense increased $32 million primarily due to legal-related expenses of $66 million, partially offset by lower consulting fees of $21 million, which included $16 million incurred during the second quarter of 2011 related to the Maverick basin joint venture, and lower insurance costs of $14 million due to reduced premiums for directors and officers insurance in 2012.

For the three and nine months ended September 30, 2012, depreciation, depletion, and amortization (DD&A) expense increased by $47 million and $34 million, respectively, due to higher sales volumes, accelerated expense in 2012 associated with the depletion of fields in the Gulf of Mexico, and the start of production at Caesar/Tonga in March 2012, partially offset by lower per-barrel DD&A rates resulting from asset impairments recorded in the fourth quarter of 2011 and 2012 Eagleford shale reserves additions.

For the three and nine months ended September 30, 2012, other taxes decreased by $108 million and $162 million, respectively, primarily related to lower Algeria exceptional profits taxes of $45 million and $90 million, respectively, due to a lower Algeria effective tax rate resulting from the resolution of the Algeria exceptional profits tax dispute. Other taxes were also lower for the three and nine months ended September 30, 2012, due to decreased U.S. production and severance taxes of $39 million and $50 million, respectively, resulting from lower commodity prices, and lower Chinese windfall profits tax of $17 million and $18 million, respectively.

Impairment expense for the three and nine months ended September 30, 2012, was $4 million and $166 million, respectively. In the second quarter of 2012, due to lower natural-gas prices, the Company recognized impairments of $79 million related to certain U.S. onshore oil and gas exploration and production reporting segment properties and $4 million related to midstream reporting segment properties. The Company also recognized impairments of $50 million and $17 million during the first and second quarter of 2012, respectively, related to downward reserves revisions for a Gulf of Mexico property that was near the end of its economic life. Also in the second quarter of 2012, the Company recognized impairment expense of $11 million related to the Company’s Venezuelan cost-method investment due to declines in estimated recoverable reserves and lower crude-oil prices.

Impairment expense for the three and nine months ended September 30, 2011, was $183 million and $287 million, respectively. During the third quarter of 2011, the Company recognized impairments of $93 million related to Gulf of Mexico properties and $87 million related to the Company’s Venezuelan cost-method investment due to declines in estimated recoverable reserves in these areas. During the second quarter of 2011, the Company recognized impairments of $100 million related to U.S. onshore oil and gas exploration and production reporting segment properties due to a change in projected cash flows resulting from the Company’s intent to divest of the properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2012	2011	2012	2011
Algeria exceptional profits tax settlement	$7	$—	$(1,797)	$—
Deepwater Horizon settlement and related costs	4	4,042	15	4,077

In March 2012, the Company reached an agreement with Sonatrach to resolve the exceptional profits tax dispute. The agreement was approved by the Algerian government and provides for delivery to the Company of crude oil valued at approximately $1.7 billion and the elimination of $62 million of the Company’s previously recorded and unpaid transportation charges. The crude oil is to be delivered to the Company over a 12-month period that began in June 2012. The Company recognized a $1.8 billion credit in the Costs and Expenses section of the Consolidated Statement of Income in the first quarter of 2012 to reflect the effect of this agreement on previously recorded expenses. During the nine months ended September 30, 2012, the Company collected $614 million associated with the Algeria exceptional profits tax receivable. The Company expects to collect approximately $400 million during the fourth quarter of 2012 and the balance of the Algeria exceptional profits tax receivable during the first half of 2013. Additionally, the parties agreed to an amendment to the existing Production Sharing Agreement (PSA) that provides the Company increased sales volumes and a lower effective exceptional profits tax rate in future periods. The amendment also confirms the duration for each exploitation license granted under the PSA will be 25 years from the date the license was awarded.

In October 2011, the Company and BP entered into the Settlement Agreement, pursuant to which the Company agreed to pay $4.0 billion in cash and transfer its interest in the Macondo well and the Mississippi Canyon Block 252 lease to BP, and BP agreed to accept this consideration in full satisfaction of its claims against Anadarko for $6.1 billion of invoices and to forgo reimbursement for all future costs arising from the Deepwater Horizon events, including future costs under the operating agreement. The Company recorded a $4.0 billion expense for the settlement during the third quarter of 2011. See Note 11—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Other (Income) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Interest Expense
Current debt, long-term debt, and other	$238	(3)%	$245	$724	(3)%	$743
Capitalized interest	(53)	(36)	(39)	(163)	(61)	(101)

Total interest expense	$185	(10)	$206	$561	(13)	$642

For the three and nine months ended September 30, 2012, interest expense decreased by $21 million and $81 million, respectively. This decrease was primarily due to an increase in capitalized interest of $14 million and $62 million, respectively, related to higher construction-in-progress balances for long-term capital projects. Additionally, interest expense for the three and nine months ended September 30, 2012, decreased $9 million and $26 million, respectively, as a result of interest incurred during 2011 related to the Company’s capital lease obligation for a floating production, storage, and offloading vessel for the Jubilee field operations in Ghana. In December 2011, the Company and its partners in the Jubilee project purchased the vessel, resulting in cancellation of the capital lease obligation. Interest expense for the three and nine months ended September 30, 2012, also decreased $4 million and $19 million, respectively, due to lower fees on issued letters of credit and lower commitment fees related to the $5.0 billion Facility. These items were partially offset by interest expense of $7 million and $28 million related to borrowings under the $5.0 billion Facility for the three and nine months ended September 30, 2012, respectively. For additional information regarding the Company’s financing activities, see Liquidity and Capital Resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2012	2011	2012	2011
(Gains) Losses on Commodity Derivatives, net
Realized (gains) losses
Natural gas	$(170)	$(72)	$(564)	$(215)
Oil and condensate	(27)	—	(30)	59
Natural gas liquids	(3)	1	(6)	1

Total realized (gains) losses	(200)	(71)	(600)	(155)

Unrealized (gains) losses
Natural gas	262	(7)	464	54
Oil and condensate	164	(133)	(77)	(197)
Natural gas liquids	11	(19)	(18)	(19)

Total unrealized (gains) losses	437	(159)	369	(162)

Total (gains) losses on commodity derivatives, net	$237	$(230)	$(231)	$(317)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2012	2011	2012	2011
(Gains) Losses on Other Derivatives, net
Realized (gains) losses—interest-rate derivatives and other	$—	$—	$2	$2
Unrealized (gains) losses—interest-rate derivatives and other	14	854	152	937

Total (gains) losses on other derivatives, net	$14	$854	$154	$939

Anadarko enters into interest-rate swaps to fix or float interest rates on existing or anticipated indebtedness to manage exposure to interest-rate changes. The fair value of the Company’s interest-rate swap portfolio increases (decreases) when interest rates increase (decrease). During the third quarter of 2012, the Company extended the swap maturity dates for interest-rate swaps with an aggregate notional principal amount of $800 million from October 2012 to September 2016. In connection with these extensions, the swap interest rates were also adjusted. In October 2012, the Company settled interest rate swaps with a notional amount of $200 million, which will result in a realized fourth-quarter loss of $64 million. For additional information, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Other (Income) Expense, net
Interest income	$(10)	150%	$(4)	$(14)	(13)%	$(16)
Other	—	100	44	(250)	NM	14

Total other (income) expense, net	$(10)	125	$40	$(264)	NM	$(2)

NM—percentage change does not provide

meaningful information

For the three months ended September 30, 2012, total other income increased by $50 million primarily due to changes in foreign currency gains/losses of $43 million. These gains/losses reflect the impact of exchange-rate changes primarily applicable to foreign currency purchased in anticipation of funding future capital expenditures on major international development projects, as well as foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil. For the nine months ended September 30, 2012, total other income increased by $262 million, primarily due to the reversal of the Tronox-related contingent loss (see Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q) and $4 million related to changes in foreign currency gains/losses.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2012	2011	2012	2011
Income tax expense (benefit)	$248	$(1,468)	$764	$(762)
Effective tax rate	64%	33%	25%	25%

The increase from the 35% U.S. federal statutory rate for the three months ended September 30, 2012, was primarily attributable to the following:

•	foreign tax rate differentials and valuation allowances;

•	Algerian exceptional profits taxes; and

•	U.S. tax impact from losses and restructuring of foreign operations.

The decrease from the 35% U.S. federal statutory rate for the nine months ended September 30, 2012, was primarily attributable to the resolution of the Algerian exceptional profits tax dispute. This amount was partially offset by the following:

•	foreign tax rate differentials and valuation allowances;

•	Algerian exceptional profits taxes; and

•	U.S. tax impact from losses and restructuring of foreign operations.

The Company reported a loss before income taxes for the three and nine months ended September 30, 2011. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the three and nine months ended September 30, 2011, was primarily attributable to the following:

•	Algerian exceptional profits taxes;

•	U.S. tax on foreign income inclusions and distributions; and

•	foreign tax rate differentials and valuation allowances.

The decrease from the 35% U.S. federal statutory rate for the three and nine months ended September 30, 2011, was partially offset by the U.S. tax impact from losses and restructuring of foreign operations, state income taxes, and other items.

The decrease from the 35% U.S. federal statutory rate for the nine months ended September 30, 2011, was also attributable to items resulting from business acquisitions.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2012, the Company’s net income attributable to noncontrolling interests of $21 million and $67 million, respectively, primarily related to a 56.6% public ownership interest in Western Gas Partners, LP (WES) at September 30, 2012. For the three and nine months ended September 30, 2011, the Company’s net income attributable to noncontrolling interests of $23 million and $62 million, respectively, primarily related to a 54.7% public ownership interest in WES at September 30, 2011.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX  To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes, interest expense, exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, Tronox-related contingent loss, unrealized (gains) losses on derivatives, net, and realized (gains) losses on other derivatives, net, less net income attributable to noncontrolling interests. The Company’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Adjusted EBITDAX also excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX excludes Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, and Tronox-related contingent loss, as these costs are outside the normal operations of the Company. See Note 11—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion of these events. Finally, unrealized (gains) losses on derivatives, net and realized (gains) losses on other derivatives, net are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

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

Adjusted EBITDAX

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2012	Inc/(Dec) vs. 2011	2011	2012	Inc/(Dec) vs. 2011	2011
Income (loss) before income taxes	$390	109%	$(4,496)	$3,019	NM	$(2,991)
Exploration expense	297	(3)	307	1,662	130%	722
DD&A	979	5	932	2,936	1	2,902
Impairments	4	(98)	183	166	(42)	287
Deepwater Horizon settlement and related costs	4	(100)	4,042	15	(100)	4,077
Algeria exceptional profits tax settlement (1)	7	NM	—	(1,797)	NM	—
Tronox-related contingent loss (1)	—	—	—	(250)	NM	—
Interest expense	185	(10)	206	561	(13)	642
Unrealized (gains) losses on derivatives, net	456	(34)	692	539	(30)	767
Realized (gains) losses on other derivatives, net (1)	—	—	—	2	—	2
Less: Net income attributable to noncontrolling interests	21	(9)	23	67	8	62

Consolidated Adjusted EBITDAX	$2,301	25	$1,843	$6,786	7	$6,346

Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$2,152	13%	$1,897	$6,320	—%	$6,343
Midstream	103	63	63	329	20	274
Marketing	(19)	24	(25)	(80)	(54)	(52)
Other and intersegment eliminations	65	171	(92)	217	199	(219)

(1)

In the first quarter of 2012, the Company revised the definition of Adjusted EBITDAX to exclude Algeria exceptional profits tax settlement, Tronox-related contingent loss, and realized (gains) losses on other derivatives, net. Prior periods have been adjusted to reflect this change.

Oil and Gas Exploration and Production  Adjusted EBITDAX for the three months ended September 30, 2012, increased primarily due to higher sales volumes, lower other taxes that decreased as a result of lower natural-gas and NGLs prices, and losses incurred in the third quarter of 2011 related to oil and gas assets held for sale. These increases were partially offset by lower natural-gas and NGLs prices. Adjusted EBITDAX for the nine months ended September 30, 2012, decreased primarily due to lower NGLs and natural-gas prices, partially offset by higher sales volumes, higher crude-oil prices, losses incurred in the third quarter of 2011 related to oil and gas assets held for sale, and a $76 million loss recorded in the second quarter of 2011, which occurred in connection with the Company’s purchase of the Wattenberg Plant. This loss was associated with the effective elimination, for purposes of consolidated financial reporting, of a pre-existing third-party relationship between the Company and the previous owner of the plant related to natural-gas processing contracts.

Midstream  The increase in Adjusted EBITDAX for the three months ended September 30, 2012, is primarily due to increased throughput across several of Anadarko’s fee-based systems, which provided an increase to gathering and processing revenue, and losses incurred in the third quarter of 2011 related to midstream assets held for sale. This increase was partially offset by lower commodity prices, which led to reduced natural-gas processing margins. The increase in Adjusted EBITDAX for the nine months ended September 30, 2012, is primarily due to increased throughput across several of Anadarko’s fee-based systems and additional margin provided by assets acquired in February 2011 and May 2011. This increase was partially offset by lower commodity prices, which led to reduced natural-gas processing margins.

Marketing  Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. For the three months ended September 30, 2012, Adjusted EBITDAX increased primarily due to higher marketing margins on sales from inventory as a result of higher volumes. For the nine months ended September 30, 2012, Adjusted EBITDAX decreased primarily due to lower marketing margins on sales from inventory as a result of lower prices and volumes.

Other and Intersegment Eliminations  Other and intersegment eliminations consist primarily of corporate costs, realized gains and losses on commodity derivatives, and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for the three and nine months ended September 30, 2012, was primarily due to higher realized gains on commodity derivatives in 2012. See Other (Income) Expense.

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

Consistent with this approach, during the nine months ended September 30, 2012, cash flows from operating activities were the primary source of capital investment funding. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions.

During 2012, Moody’s Investors Service returned the Company’s senior unsecured rating to investment grade. As a result, the Company was able to terminate the LOC Facility (discussed below) and all cash that secured financial trades has been returned to the Company.

During the nine months ended September 30, 2012, the Company repaid $1.5 billion of borrowings under the Company’s $5.0 billion Facility with cash on hand. At September 30, 2012, the Company had outstanding borrowings of $1.0 billion at an interest rate of 1.72% under the $5.0 billion Facility. These borrowings were used to fund a portion of the Company’s 2011 Settlement Agreement with BP. The Company intends to repay these borrowings with cash on hand and cash realized from the resolution of the Algeria exceptional profits tax dispute.

At September 30, 2012, Anadarko’s remaining 2012 debt maturities were $39 million. This amount was repaid in October 2012, with no scheduled debt maturities for 2013. The Company intends to repay the $1.0 billion of outstanding borrowings under the $5.0 billion Facility within the next year. These borrowings have been classified, along with the scheduled debt maturities, as current portion of long-term debt on the Company’s Consolidated Balance Sheet at September 30, 2012. The holder of the Zero-Coupon Senior Notes due 2036 (Zero Coupons) has the right to cause the Company to repay up to the then-accreted value of outstanding Zero Coupons in October of each year. The holder did not elect to put any of the accreted balance of the Zero Coupons to the Company in October 2012. The accreted value of the Zero Coupons was $665 million at September 30, 2012, and will be $718 million at October 2013 (the next potential put date).

The Company has a variety of funding sources available to satisfy its debt-service obligations and to fund capital expenditures and dividend payments, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through the monetization of certain assets or joint-venture arrangements, and available capacity under the $5.0 billion Facility. Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund current operations.

Revolving Credit Facility and Letter of Credit Facility  Obligations incurred under the $5.0 billion Facility, as well as obligations Anadarko has to lenders or their affiliates pursuant to certain derivative instruments that are supported by the $5.0 billion Facility, as discussed in Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. The Company was in compliance with all applicable covenants contained in the $5.0 billion Facility and had available borrowing capacity of $4.0 billion at September 30, 2012 ($5.0 billion maximum capacity less $1.0 billion of outstanding borrowings).

In 2011, the Company entered into an agreement with a financial institution to provide up to $400 million of letters of credit (LOC Facility). In the third quarter of 2012, the Company terminated the LOC Facility.

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

WES was in compliance with all covenants contained in the RCF, had no outstanding borrowings under the RCF, and had $800 million of RCF borrowing capacity available at September 30, 2012. See Financing Activities below.

Sources of Cash

Operating Activities  Anadarko’s cash flows from operating activities during the nine months ended September 30, 2012, was $6.1 billion, compared to $4.6 billion for the same period of 2011. Cash flows for 2012 increased primarily due to higher average crude-oil prices, higher sales volumes, and cash collected associated with the Algeria exceptional profits tax receivable, but were partially offset by lower average NGLs and natural-gas prices.

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

Investing Activities  During the nine months ended September 30, 2012, Anadarko received pretax proceeds of $440 million related to several property divestiture transactions.

Financing Activities  During the nine months ended September 30, 2012, Anadarko’s consolidated subsidiary, WES, borrowed $374 million under its RCF, primarily to fund the acquisition of certain midstream assets from Anadarko. In June 2012, WES completed a public offering of $520 million aggregate principal amount of 4.00% Senior Notes due 2022. Also in June 2012, WES issued five million common units to the public, raising net proceeds of $212 million. Proceeds from these public offerings were used to repay outstanding RCF borrowings and for other general partnership purposes, including the funding of capital expenditures. In October 2012, WES issued an additional $150 million of 4.00% Senior Notes due 2022. Net proceeds from the offering are expected to be used for general partnership purposes.

Uses of Cash

Anadarko invests significant capital to acquire, explore, and develop oil and natural-gas resources and to expand its midstream infrastructure, and also utilizes cash to fund ongoing operating costs, capital contributions to equity subsidiaries, debt repayments, and distributions to its shareholders.

Capital Expenditures  The following table presents the Company’s capital expenditures by category.

	Nine Months Ended September 30,
millions	2012	2011
Property acquisition—exploration	$138	$387
Exploration	1,193	581
Development	2,835	2,284
Capitalized interest	163	101

Total oil and gas capital expenditures	4,329	3,353
Gathering, processing, and marketing and other (1)	1,049	1,258

Total capital expenditures (2)	$5,378	$4,611

(1)	Includes WES capital expenditures of $360 million and $383 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

The Company’s capital spending increased 17% for the nine months ended September 30, 2012, primarily due to increased exploration drilling onshore and offshore United States, and in East and West Africa; increased development drilling onshore United States; construction costs related to the development of the Lucius project located in the Gulf of Mexico; and higher expenditures for domestic onshore plants and gathering systems. These increases were partially offset by lower property acquisition costs, primarily onshore United States, and midstream asset acquisitions in 2011. In May 2011, Anadarko increased its ownership interest in the Wattenberg Plant to 100% by acquiring an additional 93% interest for $576 million. Also, during the first quarter of 2011, WES acquired a third-party processing plant and related gathering systems located in the Rocky Mountains area for $302 million.

Pension Contributions  During the nine months ended September 30, 2012, the Company made contributions of $99 million to its funded pension plans, $4 million to its unfunded pension plans, and $14 million to its unfunded other postretirement benefit plans. During the remainder of 2012, the Company does not expect to make significant contributions to its funded pension plans, unfunded pension plans, or unfunded other postretirement benefit plans.

Debt Retirements and Repayments  During the nine months ended September 30, 2012, the Company used cash on hand to repay $1.5 billion of borrowings under its $5.0 billion Facility and retire $131 million of 6.125% Senior Notes that matured in March 2012. In addition, WES repaid $374 million of borrowings under its RCF.

Common Stock Dividends and Distributions to WES Noncontrolling Interest Owners  During the nine months ended September 30, 2012 and 2011, Anadarko paid $136 million in dividends to its common stockholders (nine cents per share in each quarterly period). Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming an independent public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on its compliance with its financial covenants, and other factors.

WES distributed to its unitholders, other than Anadarko, an aggregate of $72 million and $51 million during the nine months ended September 30, 2012 and 2011, respectively. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.50 per common unit for the third quarter of 2012 (to be paid in November 2012).

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

The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions. In order to reduce commodity-price risk and increase the predictability of 2012 cash flows, Anadarko entered into strategic derivative positions, which cover approximately 42% and 53% of its remaining 2012 anticipated natural-gas and crude-oil sales volumes, respectively. In addition, the Company has derivative positions in place for 2013. See Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

In the third quarter of 2012, the Company entered into a carried-interest arrangement that requires a third-party partner to fund approximately $556 million of Anadarko’s capital costs to earn a 7.2% working interest in the Lucius development, located in the Gulf of Mexico. The third party will fund 100% of Anadarko’s future capital costs in the development until the carry balance is fully funded, which is expected to occur by year-end 2014. At September 30, 2012, $112 million of the total $556 million obligation had been funded.

In the first quarter of 2011, the Company entered into a carried-interest arrangement that requires a third-party partner to fund approximately $1.6 billion of Anadarko’s future capital costs in the Eagleford shale, located in southwest Texas, to earn a one-third interest in Anadarko’s Eagleford shale assets. The third party will fund 90% of Anadarko’s future capital costs in the basin until the carry is fully funded, which is expected to occur by year-end 2013. At September 30, 2012, $1.0 billion of the total $1.6 billion obligation had been funded.

In the first quarter of 2010, the Company entered into a carried-interest arrangement whereby a third-party partner agreed to fund up to $1.5 billion of Anadarko’s share of future capital costs in the area to earn a 32.5% interest in Anadarko’s Marcellus shale assets, primarily located in north-central Pennsylvania. The carry was fully funded in July 2012.

Obligations and Commitments

Operating Leases  In January 2012, the Company entered into a two-and-a-half-year lease agreement for a deepwater drilling rig expected to be delivered in late 2012. In July 2012, the Company entered into a three-year lease agreement for a deepwater drilling rig expected to be delivered in late 2013. These lease obligations total approximately $875 million, with aggregate future annual minimum lease payments of $13 million in 2012, $192 million in 2013, $317 million in 2014, $228 million in 2015, and $125 million in 2016.

Midstream and Marketing Activities  In 2012, the Company entered into contractual agreements for processing, transportation, and storage of natural gas, crude oil, and NGLs. These obligations total approximately $2.0 billion, with aggregate future payments of $17 million in 2012, $173 million in 2013, $228 million in 2014, $227 million in 2015, $225 million in 2016, and $1.1 billion thereafter.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. In addition, foreign-currency exchange-rate risk exists due to anticipated foreign-currency denominated payments and receipts. These risks can affect revenues and cash flow from operating, investing, and financing activities. The Company’s risk-management policies provide for the use of derivative instruments to manage these risks. The types of commodity derivative instruments utilized by the Company include futures, swaps, options, and fixed-price physical-delivery contracts. The volume of commodity derivatives entered into by the Company is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties in order to satisfy these margin requirements. For additional information related to the Company’s derivative and financial instruments, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 421 Bcf of natural gas and 33 MMBbls of crude oil at September 30, 2012, with a net derivative asset position of $259 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $426 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $428 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of crude-oil and natural-gas production volumes.

Derivative Instruments Held for Trading Purposes  The Company had a net derivative asset position of $16 million (unrealized gains of $39 million and unrealized losses of $23 million) on derivative instruments entered into for trading purposes at September 30, 2012. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

Algerian Settlement Volumes  Volumes received by Anadarko in connection with the resolution of the Algeria exceptional profits tax dispute will be valued at month-average dated Brent price plus a Saharan Blend quality differential. See Note 11—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information. Generally, the market in this region is priced over a five-day period related to the bill of lading date. To the extent the Company’s realized sales price is greater than or less than the settlement value, the Company records a gain or a loss in the period of sale, which is included in gains (losses) on divestitures and other, net on the Consolidated Statements of Income.

INTEREST-RATE RISK  The Company’s $1.0 billion of borrowings under its $5.0 billion Facility are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheet is subject to fixed interest rates. The Company’s $2.9 billion of LIBOR-based obligations, which are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two non-controlled entities, give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. A 10% increase in LIBOR would not materially impact the Company’s interest cost on outstanding debt, but would affect fair value of outstanding debt.

At September 30, 2012, the Company had a net derivative liability position of $1.4 billion related to interest-rate swaps. A 10% increase or decrease in interest rates would increase or decrease, respectively, the aggregate fair value of outstanding interest-rate swap agreements by approximately $109 million. However, any change in the interest-rate derivative gain or loss would be substantially offset by an increase or decrease, respectively, in borrowing costs associated with any future debt issuances. For a summary of the Company’s open interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

With respect to international oil and gas development projects, Anadarko is a party to contracts with commitments extending through November 2012 that are impacted by euro-to-U.S. dollar exchange rates. The Company also has exposure related to exchange-rate changes applicable to cash held in escrow of $168 million as of September 30, 2012, pending final determination of the Company’s Brazilian tax liability attributable to its 2008 divestiture of the Peregrino field offshore Brazil.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note 11—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

In January 2009, Tronox Incorporated (Tronox), a former subsidiary of Kerr-McGee Corporation (Kerr-McGee), which is a current subsidiary of Anadarko, and certain of Tronox’s subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance. Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee and seeks, among other things, to recover damages, including interest, in excess of $18.9 billion from Kerr-McGee and Anadarko, as well as litigation fees and costs. For a description of the updates to this litigation since the description thereof included in Note 16—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, see Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. An adverse resolution of any proceedings related to Tronox could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2012.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1-31	1,064	$65.89	—
August 1-31	39,831	$69.26	—
September 1-30	650	$70.50	—

Third-Quarter 2012	41,545	$69.19	—	$—

(1)	During the third quarter of 2012, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

Item 6.  Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Original Filed Exhibit	File Number

3 (i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 22, 2009	3.3 to Form 8-K filed on May 22, 2009	1-8968

(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 15, 2012	3.1 to Form 8-K filed on May 15, 2012	1-8968

* 31 (i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer

* 31 (ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer

* 32	Section 1350 Certifications

* 101 .INS	XBRL Instance Document

* 101 .SCH	XBRL Schema Document

* 101 .CAL	XBRL Calculation Linkbase Document

* 101 .DEF	XBRL Definition Linkbase Document

* 101 .LAB	XBRL Label Linkbase Document

* 101 .PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION

October 29, 2012	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Senior Vice President, Finance and Chief Financial Officer