Form 10-Q
period 2013-03-31
ANADARKO PETROLEUM CORP
filed 2013-05-06
CIK 773910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock at April 30, 2013, is shown below:

Title of Class	Number of Shares Outstanding

Common Stock, par value $0.10 per share	501,473,546

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
millions except per-share amounts	2013	2012
Revenues and Other
Natural-gas sales	$807	$573
Oil and condensate sales	2,377	2,244
Natural-gas liquids sales	303	342
Gathering, processing, and marketing sales	231	253
Gains (losses) on divestitures and other, net	175	35

Total	3,893	3,447

Costs and Expenses
Oil and gas operating	247	242
Oil and gas transportation and other	255	240
Exploration	264	244
Gathering, processing, and marketing	199	189
General and administrative	272	269
Depreciation, depletion, and amortization	1,022	930
Other taxes	280	377
Impairments	29	50
Algeria exceptional profits tax settlement	33	(1,804)
Deepwater Horizon settlement and related costs	3	8

Total	2,604	745

Operating Income (Loss)	1,289	2,702
Other (Income) Expense
Interest expense	164	186
(Gains) losses on derivatives, net	191	(284)
Other (income) expense, net	(6)	265

Total	349	167

Income (Loss) Before Income Taxes	940	2,535
Income tax expense (benefit)	456	352

Net Income (Loss)	484	2,183
Net income attributable to noncontrolling interests	24	27

Net Income (Loss) Attributable to Common Stockholders	$460	$2,156

Per Common Share
Net income (loss) attributable to common stockholders—basic	$0.91	$4.30
Net income (loss) attributable to common stockholders—diluted	$0.91	$4.28
Average Number of Common Shares Outstanding—Basic	501	499

Average Number of Common Shares Outstanding—Diluted	503	501

Dividends (per Common Share)	$0.09	$0.09

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
millions	2013	2012
Net Income (Loss)	$484	$2,183

Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net (1)	2	2
Amortization of net actuarial (gain) loss to general and administrative expense (2)	19	15

Total	21	17

Comprehensive Income (Loss)	505	2,200
Comprehensive income attributable to noncontrolling interests	24	27

Comprehensive Income (Loss) Attributable to Common Stockholders	$481	$2,173

(1)	Net of income tax benefit (expense) of $(1) million for the three months ended March 31, 2013 and 2012.
(2)	Net of income tax benefit (expense) of $(10) million for the three months ended March 31, 2013, and $(8) million for the three months ended March 31, 2012.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
millions	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$3,735	$2,471
Accounts receivable (net of allowance of $5 million and $7 million)
Customers	1,511	1,473
Others	1,249	1,274
Algeria exceptional profits tax settlement	280	730
Other current assets	535	847

Total	7,310	6,795

Properties and Equipment
Cost	65,160	63,598
Less accumulated depreciation, depletion, and amortization	26,190	25,200

Net properties and equipment	38,970	38,398
Other Assets	1,630	1,716
Goodwill and Other Intangible Assets	5,678	5,680

Total Assets	$53,588	$52,589

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,909	$2,989
Current asset retirement obligations	387	298
Accrued expenses	776	707

Total	4,072	3,994

Long-term Debt	13,663	13,269
Other Long-term Liabilities
Deferred income taxes	8,964	8,759
Asset retirement obligations	1,519	1,587
Other	3,040	3,098

Total	13,523	13,444

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 519.9 million and 518.6 million shares issued)	52	51
Paid-in capital	8,282	8,230
Retained earnings	14,243	13,829
Treasury stock (18.5 million and 18.1 million shares)	(868)	(841)
Accumulated other comprehensive income (loss)	(619)	(640)

Total Stockholders’ Equity	21,090	20,629
Noncontrolling interests	1,240	1,253

Total Equity	22,330	21,882

Total Liabilities and Equity	$53,588	$52,589

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2012	$51	$8,230	$13,829	$(841)	$(640)	$1,253	$21,882
Net income (loss)	—	—	460	—	—	24	484
Common stock issued	1	50	—	—	—	—	51
Dividends—common	—	—	(46)	—	—	—	(46)
Repurchase of common stock	—	—	—	(27)	—	—	(27)
Subsidiary equity transactions (1)	—	2	—	—	—	(5)	(3)
Distributions to noncontrolling interest owners	—	—	—	—	—	(33)	(33)
Contributions from noncontrolling interest owners	—	—	—	—	—	1	1
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	2	—	2
Adjustments for pension and other postretirement plans	—	—	—	—	19	—	19

Balance at March 31, 2013	$52	$8,282	$14,243	$(868)	$(619)	$1,240	$22,330

(1)	The $2 million increase to paid-in capital, together with the Company’s net income (loss) attributable to common stockholders, totaled $462 million for the three months ended March 31, 2013.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
millions	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$484	$2,183
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	1,022	930
Deferred income taxes	162	210
Dry hole expense and impairments of unproved properties	177	149
Impairments	29	50
(Gains) losses on divestitures, net	(144)	17
Unrealized (gains) losses on derivatives, net	246	(142)
Other	44	46
Changes in assets and liabilities
Deepwater Horizon settlement and related costs	—	30
Algeria exceptional profits tax settlement	450	(1,804)
Tronox-related contingent loss	—	275
(Increase) decrease in accounts receivable	40	(27)
Increase (decrease) in accounts payable and accrued expenses	(125)	(258)
Other items—net	118	232

Net cash provided by (used in) operating activities	2,503	1,891

Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(1,710)	(1,703)
Acquisition of midstream business	(135)	—
Divestitures of properties and equipment and other assets	361	47
Other—net	(133)	(42)

Net cash provided by (used in) investing activities	(1,617)	(1,698)

Cash Flows from Financing Activities
Borrowings, net of issuance costs	385	319
Repayments of debt	—	(171)
Increase (decrease) in accounts payable, banks	86	(19)
Dividends paid	(46)	(45)
Repurchase of common stock	(27)	(22)
Issuance of common stock, including tax benefit on stock option exercises	18	35
Sale of subsidiary units	(1)	—
Distributions to noncontrolling interest owners	(33)	(25)
Contributions from noncontrolling interest owners	1	5

Net cash provided by (used in) financing activities	383	77

Effect of Exchange Rate Changes on Cash	(5)	(10)

Net Increase (Decrease) in Cash and Cash Equivalents	1,264	260
Cash and Cash Equivalents at Beginning of Period	2,471	2,697

Cash and Cash Equivalents at End of Period	$3,735	$2,957

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

Basis of Presentation    The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets at March 31, 2013, and December 31, 2012, the Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the three months ended March 31, 2013 and 2012, and the Consolidated Statement of Equity for the three months ended March 31, 2013. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Use of Estimates    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, including those related to the value of properties and equipment; proved reserves; goodwill; intangible assets; asset retirement obligations; litigation reserves; environmental liabilities; pension assets, liabilities, and costs; income taxes; and fair values. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

2. Inventories

The following summarizes the major classes of inventories included in other current assets:

	March 31,	December 31,
millions	2013	2012
Crude oil	$58	$91
Natural gas	16	48
NGLs	44	37

Total	$118	$176

3.    Acquisitions and Divestitures

Acquisitions    In March 2013, Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, acquired a 33.75% interest in gas-gathering systems located in the Marcellus shale in north-central Pennsylvania from a third party for $135 million.

Divestitures    In the first quarter of 2013, proceeds from divestitures of $361 million and net gains on divestitures of $144 million were primarily related to the Company’s divestiture of its interests in a soda ash joint venture.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Impairments

The following summarizes impairments by segment:

	Three Months Ended March 31,
millions	2013	2012
Oil and gas exploration and production
Long-lived assets held for use
Gulf of Mexico properties	$—	$50
Midstream
Long-lived assets held for use	29	—

Impairments	$29	$50

During the first quarter of 2013, a midstream property was impaired due to a reduction in estimated future cash flows. During the first quarter of 2012, a Gulf of Mexico property was impaired as a result of downward reserves revisions for a property that was near the end of its economic life.

The following summarizes the aggregate fair values to which the above-described assets were impaired, by major category and input level within the fair-value hierarchy:

millions
2013	Level 1	Level 2	Level 3 (1)	Total
Long-lived assets held for use	$—	$—	$22	$22

2012
Long-lived assets held for use	$—	$—	$37	$37

(1)	The income approach was used to measure fair value.

5. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $1.9 billion at March 31, 2013, and $2.1 billion at December 31, 2012. The decrease in suspended exploratory well costs during 2013 primarily resulted from costs charged to dry hole expense in Sierra Leone, reclassification of costs to proved properties in the Marcellus and Utica shales in the Southern and Appalachia Region, and the sale of the Company’s interest in Indonesian subsidiaries, partially offset by the capitalization of costs associated with exploration drilling in Brazil. During the three months ended March 31, 2013, $95 million of exploratory well costs previously capitalized as suspended exploratory well costs for greater than one year at December 31, 2012, were charged to dry hole expense.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Noncontrolling Interests

Western Gas Equity Partners, LP (WGP) is a consolidated subsidiary formed by Anadarko to own partnership interests in WES. At March 31, 2013, Anadarko’s ownership interest in WGP consisted of a 91.0% limited partner interest and the entire general partner interest.

WES is a limited partnership formed by Anadarko to own, operate, acquire, and develop midstream assets. At March 31, 2013, WGP’s ownership interest in WES consisted of a 46.0% limited partner interest, the entire 2.0% general partner interest, and all WES incentive distribution rights. Anadarko also owned a 0.4% limited partner interest in WES through another subsidiary.

7. Derivative Instruments

Objective and Strategy    The Company uses derivative instruments to manage its exposure to cash-flow variability from commodity-price and interest-rate risks. Futures, swaps, and options are used to manage exposure to commodity-price risk inherent in the Company’s oil and natural-gas production and natural-gas processing operations (Oil and Natural-Gas Production/Processing Derivative Activities). Futures contracts and commodity-price swap agreements are used to fix the price of expected future oil and natural-gas sales at major industry trading locations, such as Henry Hub, Louisiana for natural gas and Cushing, Oklahoma or Sullom Voe, Scotland for oil. Basis swaps are used to fix or float the price differential between product prices at one market location versus another. Options are used to establish a floor price, a ceiling price, or a floor and a ceiling price (collar) for expected future oil and natural-gas sales. Derivative instruments are also used to manage commodity-price risk inherent in customer price requirements and to fix margins on the future sale of natural gas and NGLs from the Company’s leased storage facilities (Marketing and Trading Derivative Activities).

Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to unfavorable interest-rate changes. The fair value of the Company’s interest-rate swap portfolio increases (decreases) when interest rates increase (decrease).

The Company does not apply hedge accounting to any of its derivative instruments. As a result, both realized and unrealized gains and losses associated with derivative instruments are recognized in earnings. Net derivative losses attributable to interest-rate derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings. See Note 10—Accumulated Other Comprehensive Income (Loss).

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities    The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are a combination of NYMEX West Texas Intermediate (WTI) and IntercontinentalExchange, Inc. (ICE) Brent prices. The following is a summary of the Company’s derivative instruments related to its Oil and Natural-Gas Production/Processing Derivative Activities at March 31, 2013:

	2013		2014
	Settlement		Settlement
Natural Gas
Two-Way Collars (thousand MMBtu/d)	600	(1)	—
Average price per MMBtu
Ceiling sold price (call)	$4.00		$—
Floor purchased price (put)	$3.18		$—
Three-Way Collars (thousand MMBtu/d)	—	(2)	200
Average price per MMBtu
Ceiling sold price (call)	$—		$5.00
Floor purchased price (put)	$—		$3.75
Floor sold price (put)	$—		$2.75
Fixed-Price Contracts (thousand MMBtu/d)	1,185		—
Average price per MMBtu	$4.00		$—
Crude Oil
Three-Way Collars (MBbls/d)	26		—
Average price per barrel
Ceiling sold price (call)	$125.15		$—
Floor purchased price (put)	$105.00		$—
Floor sold price (put)	$85.00		$—
Fixed-Price Contracts (MBbls/d)	108		—
Average price per barrel	$102.50		$—

(1)	The two-way collars have a contract term of April 2013 to October 2013.
(2)	The Company entered into offsetting purchased and sold natural-gas three-way collars of 450,000 MMBtu/d for 2013 settlement.

MMBtu—million British thermal units

MMBtu/d—million British thermal units per day

MBbls/d—thousand barrels per day

A two-way collar is a combination of two options: a sold call and a purchased put. The sold call establishes the maximum price that the Company will receive for the contracted commodity volumes. The purchased put establishes the minimum price that the Company will receive for the contracted volumes.

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

Marketing and Trading Derivative Activities    In addition to the positions in the above table, the Company also engages in marketing and trading activities. These activities include physical product sales and related derivative transactions used to manage commodity-price risk. At March 31, 2013, the Company had fixed-price physical transactions related to natural gas totaling 4 billion cubic feet (Bcf), offset by derivative transactions totaling 4 Bcf. At December 31, 2012, the Company had fixed-price physical transactions related to natural gas totaling 10 Bcf, offset by derivative transactions totaling 10 Bcf.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Derivative Instruments (Continued)

Interest-Rate Derivatives    Anadarko has outstanding interest-rate swap contracts as a fixed-rate payer to mitigate the interest-rate risk associated with anticipated debt issuances. The Company locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London Interbank Offered Rate. The swap instruments include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period.

The Company had the following outstanding interest-rate swaps at March 31, 2013:

millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount	Start	End	Interest Rate
$ 750	June 2014	June 2024	6.00%
$ 1,100	June 2014	June 2044	5.57%
$ 50	September 2016	September 2026	5.91%
$ 750	September 2016	September 2046	5.86%

Effect of Derivative Instruments—Balance Sheet    The following summarizes the fair value of the Company’s derivative instruments:

	Gross		Gross
	Derivative Assets		Derivative Liabilities
millions Balance Sheet Classification	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Commodity derivatives
Other current assets	$43	$475	$(20)	$(197)
Other assets	22	24	(7)	(7)
Accrued expenses	153	6	(245)	(14)
Other liabilities	—	1	(4)	(7)

	218	506	(276)	(225)

Interest-rate and other derivatives
Other liabilities	—	—	(1,101)	(1,194)

Total derivatives	$218	$506	$(1,377)	$(1,419)

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Derivative Instruments (Continued)

Effect of Derivative Instruments—Statement of Income    The following summarizes realized and unrealized gains or losses related to derivative instruments:

millions
Classification of (Gain) Loss Recognized	Realized	Unrealized	Total
Three Months Ended March 31, 2013
Commodity derivatives
Gathering, processing, and marketing sales (1)	$4	$4	$8
(Gains) losses on derivatives, net	(51)	334	283
Interest-rate and other derivatives
(Gains) losses on derivatives, net	—	(92)	(92)

Total (gains) losses on derivatives, net	$(47)	$246	$199

Three Months Ended March 31, 2012
Commodity derivatives
Gathering, processing, and marketing sales (1)	$(2)	$5	$3
(Gains) losses on derivatives, net	(137)	89	(48)
Interest-rate and other derivatives
(Gains) losses on derivatives, net	—	(236)	(236)

Total (gains) losses on derivatives, net	$(139)	$(142)	$(281)

(1)	Represents the effect of marketing and trading derivative activities.

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

In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across derivative types. At March 31, 2013, $186 million of the Company’s $1.4 billion gross derivative liability balance, and at December 31, 2012, $339 million of the Company’s $1.4 billion gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.

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

Unsecured derivative obligations may require immediate settlement or full collateralization if certain credit-risk-related provisions are triggered, such as the Company’s credit rating from major credit rating agencies declining to a level below investment grade. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $92 million (net of collateral) at March 31, 2013, and $94 million (net of collateral) at December 31, 2012. The current portion of these amounts was included in accrued expenses and the long-term portion of these amounts was included in other long-term liabilities—other on the Company’s Consolidated Balance Sheets.

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

The following summarizes the fair value of the Company’s derivative financial assets and liabilities, by input level within the fair-value hierarchy:

millions
March 31, 2013	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives
Financial institutions	$3	$189	$—	$(178)	$(1)	$13
Other counterparties	—	26	—	(2)	—	24

Total derivative assets	$3	$215	$—	$(180)	$(1)	$37

Liabilities
Commodity derivatives
Financial institutions	$(3)	$(250)	$—	$178	$4	$(71)
Other counterparties	—	(23)	—	2	—	(21)
Interest-rate and other derivatives	—	(1,101)	—	—	—	(1,101)

Total derivative liabilities	$(3)	$(1,374)	$—	$180	$4	$(1,193)

December 31, 2012
Assets
Commodity derivatives
Financial institutions	$6	$453	$—	$(206)	$—	$253
Other counterparties	—	47	—	(5)	—	42

Total derivative assets	$6	$500	$—	$(211)	$—	$295

Liabilities
Commodity derivatives
Financial institutions	$(6)	$(202)	$—	$206	$1	$(1)
Other counterparties	—	(17)	—	5	—	(12)
Interest-rate and other derivatives	—	(1,194)	—	—	—	(1,194)

Total derivative liabilities	$(6)	$(1,413)	$—	$211	$1	$(1,207)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Debt and Interest Expense

Debt    The Company’s outstanding debt is senior unsecured, except for borrowings, if any, under the $5.0 billion Facility. The following summarizes the Company’s outstanding debt:

	March 31,	December 31,
millions	2013	2012
Total debt at face value	$15,337	$14,952
Net unamortized discounts and premiums (1)	(1,674)	(1,683)

Total long-term debt	$13,663	$13,269

(1)	Unamortized discounts and premiums are amortized over the term of the related debt.

Anadarko’s $500 million aggregate principal amount of 7.625% Senior Notes due March 2014 and Zero-Coupon Senior Notes due 2036, which can be put to the Company in October 2013 for the then-accreted value, are classified as long-term debt on the Company’s Consolidated Balance Sheets. The Company has the ability and intent to refinance the obligations using long-term debt.

Fair Value    The Company uses a market approach to determine fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $16.5 billion at March 31, 2013, and $16.2 billion at December 31, 2012.

Debt Activity    The following summarizes the Company’s debt activity during the three months ended March 31, 2013:

	Carrying
millions	Value	Description
Balance at December 31, 2012	$13,269
Borrowings	385	WES revolving credit facility
Other, net	9	Amortization of debt discounts and premiums

Balance at March 31, 2013	$13,663

WES Borrowings    At March 31, 2013, WES was in compliance with all covenants contained in its five-year, $800 million senior unsecured revolving credit facility maturing in March 2016, had outstanding borrowings of $385 million at an interest rate of 1.70%, and had available borrowing capacity of $402 million ($800 million maximum capacity, less $385 million of outstanding borrowings and $13 million of outstanding letters of credit).

Interest Expense    The following summarizes interest expense:

	Three Months Ended March 31,
millions	2013	2012
Current debt, long-term debt, and other	$232	$250
Capitalized interest	(68)	(64)

Interest expense	$164	$186

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Stockholders’ Equity

The reconciliation between basic and diluted earnings per share attributable to common stockholders is as follows:

	Three Months Ended March 31,
millions except per-share amounts	2013	2012
Net income (loss)
Net income (loss) attributable to common stockholders	$460	$2,156
Less undistributed income allocated to participating securities	3	12

Basic	$457	$2,144

Diluted	$457	$2,144

Shares
Average number of common shares outstanding—basic	501	499
Dilutive effect of stock options	2	2

Average number of common shares outstanding—diluted	503	501

Excluded (1)	4	4
Net income (loss) per common share
Basic	$0.91	$4.30
Diluted	$0.91	$4.28
Dividends per common share	$0.09	$0.09

(1)	Inclusion of certain shares would have had an anti-dilutive effect.

10. Accumulated Other Comprehensive Income (Loss)

The following summarizes the after-tax changes in the balances of each component of accumulated other comprehensive income (loss):

	Interest-rate
	Derivatives	Pension and
	Previously	Other
	Subject to Hedge	Postretirement
millions	Accounting	Plans	Total
Balance at December 31, 2012	$(61)	$(579)	$(640)
Reclassifications from accumulated other comprehensive income (loss)	2	19	21

Balance at March 31, 2013	$(59)	$(560)	$(619)

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Contingencies

General    The Company is a defendant in a number of lawsuits and is involved in governmental proceedings and regulatory controls arising in the ordinary course of business, including, but not limited to, personal injury claims; title disputes; tax disputes; royalty claims; contract claims; contamination claims relating to oil and gas production, transportation, and processing; and environmental claims, including claims involving assets owned by acquired companies. Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. While the ultimate outcome and impact on the Company cannot be predicted with certainty, after consideration of recorded expense and liability accruals, management believes that the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The following discussion of the Company’s contingencies includes material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. No new material matters have arisen since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Deepwater Horizon Events    In April 2010, the Macondo well in the Gulf of Mexico blew out and an explosion occurred on the Deepwater Horizon drilling rig. The well was operated by BP Exploration and Production Inc. (BP) and Anadarko held a 25% non-operated interest. In October 2011, the Company and BP entered into a settlement agreement relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company is fully indemnified by BP against claims and damages arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and assessment costs, and other potential damages. This indemnification is guaranteed by BP Corporation North America Inc. (BPCNA) and, in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. Under the Settlement Agreement, BP does not indemnify the Company against fines and penalties, punitive damages, shareholder derivative or securities laws claims, or certain other claims. The Company has not recorded a liability for any costs that are subject to indemnification by BP. For additional disclosure of the Deepwater Horizon events, the Company’s Settlement Agreement with BP, environmental claims under OPA, NRD claims, potential penalties and fines, and civil litigation, see Note 17—Contingencies—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Penalties and Fines    In December 2010, the U.S. Department of Justice (DOJ), on behalf of the United States, filed a civil lawsuit in the U.S. District Court in New Orleans, Louisiana (Louisiana District Court) against several parties, including Anadarko, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. In February 2012, the Louisiana District Court entered a declaratory judgment that, as a partial owner of the Macondo well, Anadarko is liable for civil penalties under Section 311 of the CWA. The declaratory judgment addresses liability only, and does not address the amount of any civil penalty. The assessment of a civil penalty against Anadarko has been reserved until a later proceeding to be scheduled by the Louisiana District Court. In August 2012, Anadarko filed a notice of appeal in the U.S. Court of Appeals for the Fifth Circuit concerning that portion of the February 2012 declaratory judgment finding Anadarko liable for civil penalties under the CWA. The appeal is pending.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Contingencies (Continued)

As discussed below, numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. Certain state and local governments have appealed, or have provided indication of a likely appeal of, the Louisiana District Court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. If any such appeal is successful, state and/or local laws and regulations could become sources of penalties or fines against the Company.

Applicable accounting guidance requires the Company to accrue a liability if it is probable that a liability is incurred and the amount of the liability can be reasonably estimated. The Louisiana District Court’s declaratory judgment in February 2012 satisfies the requirement that a loss, arising from the future assessment of a civil penalty against Anadarko, is probable. Notwithstanding the declaratory judgment, the Company currently cannot estimate the amount of any potential civil penalty. The CWA sets forth subjective criteria, including degree of fault and history of prior violations, which significantly influence the magnitude of CWA penalty assessments. As a result of the subjective nature of CWA penalty assessments, the Company currently cannot estimate the amount of any such penalty nor determine a range of potential loss. Furthermore, neither the February 2012 settlement of Deepwater Horizon-related civil penalties (including those under the CWA) by the other non-operating partner with the United States and five affected Gulf states (Texas, Louisiana, Mississippi, Alabama, and Florida) nor the January 2013 settlement of CWA civil and criminal penalties by the drilling contractor with the United States affects the Company’s current conclusion regarding its ability to estimate potential fines and penalties. The Company lacks insight into those settlements, retains legal counsel separate from the other parties, and was not involved in any manner with respect to those settlements. Events or factors that could assist the Company in estimating the amount of any potential civil penalty or a range of potential loss related to such penalties include (i) an assessment by the DOJ, (ii) a ruling by a court of competent jurisdiction, or (iii) the initiation of substantive settlement negotiations between the Company and the DOJ.

Given the Company’s lack of direct operational involvement in the event, as confirmed by the Louisiana District Court, and the subjective criteria of the CWA, the Company believes that its exposure to CWA penalties will not materially impact the Company’s consolidated financial position, results of operations, or cash flows.

Civil Litigation Damage Claims    Numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. This litigation has been consolidated into a federal Multidistrict Litigation (MDL) action pending before Judge Carl Barbier in the Louisiana District Court. In March 2012, BP and the Plaintiffs’ Steering Committee entered into a tentative settlement agreement to resolve the substantial majority of economic loss and medical claims stemming from the Deepwater Horizon events, which the Louisiana District Court approved in orders issued in December 2012 and January 2013. Only OPA claims seeking economic loss damages against the Company remain. In addition, certain state and local governments have appealed, or have provided indication of a likely appeal of, the MDL court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. The Company, pursuant to the Settlement Agreement, is fully indemnified by BP against losses arising as a result of claims for damages, irrespective of whether such claims are based on federal (including OPA) or state law.

The first phase of the trial in Transocean’s Limitation of Liability case in the MDL commenced in February 2013 (Phase I). In April 2013, the evidence closed and all parties rested. Findings of fact, post-trial briefs, and responsive briefs are scheduled to be fully submitted by July 2013. BP, BP p.l.c., the United States, state and local governments, Halliburton, and Transocean participated in Phase I of the trial. Anadarko was excused from participation in Phase I of the trial. The issues tried in Phase I include the cause of the blow-out and all related events leading up to April 22, 2010, the date the Deepwater Horizon sank, as well as allocation of fault. The allocation of fault remains in the Phase I trial because Halliburton and Transocean have not settled with any of the parties and wish to prove to the court that their respective company was not at fault. The second phase of trial is expected to start in September 2013 (Phase II). The issues to be tried in Phase II are expected to include spill-source control and quantification of the spill for the period from April 22, 2010, until the well was capped. The Company, BP, BP p.l.c., the United States, state and local governments, Halliburton, and Transocean will participate in Phase II of the trial.

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Contingencies (Continued)

Two separate class action complaints were filed in June and August 2010, in the U.S. District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 9, 2009, and June 12, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. In March 2012, the New York District Court granted the Lead Plaintiff’s motion to transfer venue to the U.S. District Court for the Southern District of Texas – Houston Division (Texas District Court). In May 2012, the Texas District Court granted the defendants’ motion to transfer the consolidated action within the district to Judge Keith P. Ellis. In July 2012, the plaintiffs filed their First Amended Consolidated Class Action Complaint. The defendants filed a renewed motion to dismiss in the Southern District Court of Texas in September 2012. In April 2013, Judge Ellis heard oral arguments on the motion to dismiss, but has not yet issued a ruling.

Given the various stages of these matters, the Company currently cannot assess the probability of losses, or reasonably estimate a range of any potential losses, related to ongoing proceedings. The Company intends to vigorously defend itself, its officers, and its directors in each of these matters, and will avail itself of the indemnities provided by BP against civil damages.

Remaining Liability Outlook    It is reasonably possible that the Company may recognize additional Deepwater Horizon event-related liabilities for potential fines and penalties, shareholder claims, and certain other claims not covered by the indemnification provisions of the Settlement Agreement; however, the Company does not believe that any potential liability attributable to the foregoing items, individually or in the aggregate, will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. This assessment takes into account certain qualitative factors, including the subjective and fault-based nature of CWA penalties, the Company’s indemnification by BP against certain damage claims as discussed above, BP’s creditworthiness, the merits of the shareholder claims, and directors’ and officers’ insurance coverage related to outstanding shareholder claims.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Contingencies (Continued)

Tronox Litigation    In January 2009, Tronox Incorporated (Tronox), a former subsidiary of Kerr-McGee Corporation (Kerr-McGee), which is a current subsidiary of Anadarko, and certain of Tronox’s subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee and seeks, among other things, to recover damages, including interest, in excess of $18.9 billion from Kerr-McGee and Anadarko, as well as litigation fees and costs. In accordance with Tronox’s Plan of Reorganization, the Adversary Proceeding is being pursued by the Anadarko Litigation Trust. Pursuant to the Anadarko Litigation Trust Agreement, the Anadarko Litigation Trust was “deemed substituted” for Tronox in the Adversary Proceeding as the party in such litigation. For purposes of this Form 10-Q, references to “Tronox” after February 2011 refer to the Anadarko Litigation Trust. For additional disclosure related to the Tronox Litigation, see Note 17—Contingencies—Tronox Litigation in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company remains confident in the merits of its position and does not believe a loss resulting from litigating the Adversary Proceeding is probable. Accounting guidance requires that contingent losses be probable in nature for loss recognition to be appropriate. Accordingly, the Company’s Consolidated Balance Sheet as of March 31, 2013, does not include a loss-contingency liability related to the litigation of the Adversary Proceeding.

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

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended March 31,
millions except percentages	2013	2012
Income tax expense (benefit)	$456	$352
Effective tax rate	49%	14%

The increase from the 35% U.S. federal statutory rate for the three months ended March 31, 2013, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes.

The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2012, was primarily attributable to the non-taxable resolution of the Algeria exceptional profits tax dispute. This amount was partially offset by the tax impact from foreign operations and Algerian exceptional profits taxes.

13.  Supplemental Cash Flow Information

The following summarizes cash paid (received) for interest (net of amounts capitalized) and income taxes, as well as non-cash investing transactions:

	Three Months Ended March 31,
millions	2013	2012
Cash paid (received)
Interest	$251	$265
Income taxes	$28	$(70)
Non-cash investing activities
Fair value of properties and equipment received in non-cash exchange transactions	$13	$—

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Segment Information

Anadarko’s business segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. The Company’s three reporting segments are oil and gas exploration and production, midstream, and marketing. The oil and gas exploration and production segment explores for and produces natural gas, crude oil, condensate, and NGLs. The midstream segment engages in gathering, processing, treating, and transporting Anadarko and third-party oil, natural-gas, and NGLs production. The midstream reporting segment consists of two operating segments, WES and other midstream, which are aggregated into one reporting segment due to similar financial and operating characteristics. The marketing segment sells much of Anadarko’s production, as well as third-party purchased volumes.

To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; interest expense; exploration expense; depreciation, depletion, and amortization (DD&A); impairments; Deepwater Horizon settlement and related costs; Algeria exceptional profits tax settlement; Tronox-related contingent loss; unrealized (gains) losses on derivatives, net; and realized (gains) losses on interest-rate and other derivatives, net, less net income attributable to noncontrolling interests. The Company’s definition of Adjusted EBITDAX excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Adjusted EBITDAX also excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX excludes Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, and Tronox-related contingent loss, as these costs are outside the normal operations of the Company. See Note 11—Contingencies. Finally, unrealized (gains) losses on derivatives, net and realized (gains) losses on interest-rate and other derivatives, net are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

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

	Three Months Ended March 31,
millions	2013	2012
Income (loss) before income taxes	$940	$2,535
Exploration expense	264	244
DD&A	1,022	930
Impairments	29	50
Deepwater Horizon settlement and related costs	3	8
Algeria exceptional profits tax settlement	33	(1,804)
Tronox-related contingent loss	—	275
Interest expense	164	186
Unrealized (gains) losses on derivatives, net	246	(142)
Less net income attributable to noncontrolling interests	24	27

Consolidated Adjusted EBITDAX	$2,677	$2,255

ANADARKO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.  Segment Information (Continued)

Information presented below as “Other and Intersegment Eliminations” includes results from hard-minerals royalty arrangements and corporate, financing, and certain hedging activities. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended March 31, 2013
Sales revenues	$1,541	$84	$2,093	$—	$3,718
Intersegment revenues	1,862	253	(1,966)	(149)	—
Gains (losses) on divestitures and other, net	4	—	—	171	175

Total revenues and other	3,407	337	127	22	3,893

Operating costs and expenses (1)	881	188	164	20	1,253
Realized (gains) losses on commodity derivatives, net	—	—	—	(51)	(51)
Other (income) expense, net (2)	—	—	—	(6)	(6)
Net income attributable to noncontrolling interests	—	24	—	—	24

Total expenses and other	881	212	164	(37)	1,220

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	4	—	4

Adjusted EBITDAX	$2,526	$125	$(33)	$59	$2,677

Three Months Ended March 31, 2012
Sales revenues	$1,899	$87	$1,426	$—	$3,412
Intersegment revenues	1,174	249	(1,295)	(128)	—
Gains (losses) on divestitures and other, net	(17)	(1)	—	53	35

Total revenues and other	3,056	335	131	(75)	3,447

Operating costs and expenses (1)	926	189	154	48	1,317
Realized (gains) losses on commodity derivatives, net	—	—	—	(137)	(137)
Other (income) expense, net (2)	—	—	—	(10)	(10)
Net income attributable to noncontrolling interests	—	27	—	—	27

Total expenses and other	926	216	154	(99)	1,197

Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	5	—	5

Adjusted EBITDAX	$2,130	$119	$(18)	$24	$2,255

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

The following summarizes the Company’s pension and other postretirement benefit cost:

	Pension Benefits		Other Benefits
millions	2013	2012	2013	2012
Three Months Ended March 31
Service cost	$21	$19	$2	$2
Interest cost	20	21	4	4
Expected return on plan assets	(23)	(23)	—	—
Amortization of net actuarial loss (gain)	29	23	—	—

Net periodic benefit cost	$47	$40	$6	$6

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. The Company has made in this report, and may from time to time make in other public filings, press releases, and management discussions, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance, and financial condition. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities, and also include those statements preceded by, followed by, or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” “would,” “will,” “potential,” “continue,” “forecast,” “future,” “likely,” “outlook,” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about the energy market

•	production levels

•	reserves levels

•	operating results

•	competitive conditions

•	technology

•	availability of capital resources, levels of capital expenditures, and other contractual obligations

•	supply and demand for, the price of, and the commercializing and transporting of natural gas, crude oil, natural gas liquids (NGLs), and other products or services

•	volatility in the commodity-futures market

•	weather

•	inflation

•	availability of goods and services, including unexpected changes in costs

•	drilling risks

•	future processing volumes and pipeline throughput

•	general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business

•	inability to timely obtain or maintain permits, including those necessary for drilling and/or development projects

•

legislative or regulatory changes, including retroactive royalty or production tax regimes; hydraulic-fracturing regulation; deepwater drilling and permitting regulations; derivatives reform; changes in state, federal, and foreign income taxes; environmental regulation; environmental risks; and liability under federal, state, foreign, and local environmental laws and regulations

•

ability of BP Exploration & Production Inc. (BP) to meet its indemnification obligations to the Company for Deepwater Horizon events, including, among other things, damage claims arising under the Oil Pollution Act of 1990, claims for natural resource damages and associated damage-assessment costs, and any claims arising under the Operating Agreement for the Macondo well, as well as the ability of BP Corporation North America Inc. and BP p.l.c. to satisfy their guarantees of such indemnification obligations

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

•

other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s 2012 Annual Report on Form 10-K, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the 2012 Annual Report on Form 10-K; and the information set forth in the Risk Factors under Part I, Item 1A of the 2012 Annual Report on Form 10-K.

OVERVIEW

Anadarko is among the world’s largest independent exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, and NGLs. The Company also engages in the gathering, processing, treating, and transporting of natural gas, crude oil, and NGLs. The Company has production and exploration activities worldwide, including activities in the United States, Algeria, Mozambique, Ghana, China, Kenya, Côte d’Ivoire, Liberia, Sierra Leone, Brazil, New Zealand, and other countries.

Significant operating and financial activities during the first quarter of 2013 include the following:

Overall

•	Anadarko’s first-quarter sales volumes totaled 793 thousand barrels of oil equivalent per day (MBOE/d), representing a 13% increase over the first quarter of 2012.

•	Anadarko’s first-quarter liquids sales volumes were 345 thousand barrels per day (MBbls/d), representing a 14% increase over the first quarter of 2012.

U.S. Onshore

•

The Rocky Mountains Region (Rockies) first-quarter sales volumes were 328 MBOE/d, representing a 5% increase over the first quarter of 2012, primarily due to increased sales volumes from the Wattenberg field.

•

The Southern and Appalachia Region first-quarter sales volumes were 237 MBOE/d, representing a 36% increase over the first quarter of 2012, primarily due to increased sales volumes from the Marcellus, Eagleford, and Haynesville shales.

Gulf of Mexico

•

Gulf of Mexico first-quarter sales volumes were 118 MBOE/d, representing a 1% decrease from the first quarter of 2012, primarily due to natural production declines, partially offset by production at Caesar/Tonga, which began in March 2012.

•

The Company signed a definitive agreement to enter into a carried-interest arrangement that requires a third-party partner to fund $860 million of Anadarko’s future capital costs to earn a 12.75% working interest in the Heidelberg development. The carried-interest arrangement closed in April 2013.

•	The Company successfully drilled the Shenandoah-2 appraisal well (30% working interest) in Walker Ridge Block 51, encountering more than 1,000 net feet of oil pay.

•	The Company participated in the successful drilling of the Coronado exploration well (15% working interest) in Walker Ridge Block 98, encountering more than 400 net feet of oil pay.

International

•	International first-quarter sales volumes were 98 MBOE/d, representing an 18% increase from the first quarter of 2012, primarily due to increased sales volumes in Ghana.

•	The Company achieved first production at the El Merk project in Algeria.

•	The Company participated in the successful drillstem test on the Itaipu discovery well (33% working interest) in the Campos basin in Brazil, achieving flow rates of up to 5,600 barrels of oil per day.

Financial

•	Anadarko’s net income attributable to common stockholders for the first quarter of 2013 totaled $460 million.

•	The Company generated approximately $2.5 billion of cash flows from operations and ended the quarter with $3.7 billion of cash on hand.

•	Anadarko collected $450 million associated with the Algeria exceptional profits tax receivable.

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended March 31, 2013,” refer to the comparison of the three months ended March 31, 2013, to the three months ended March 31, 2012. The primary factors that affect the Company’s results of operations include commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

Selected Data

	Three Months Ended March 31,
millions except per-share amounts	2013	2012
Financial Results
Revenues and other	$3,893	$3,447
Costs and expenses	2,604	745
Other (income) expense	349	167
Income tax expense (benefit)	456	352
Net income (loss) attributable to common stockholders	$460	$2,156
Net income (loss) per common share attributable to common stockholders—diluted	$0.91	$4.28
Average number of common shares outstanding—diluted	503	501

Operating Results
Adjusted EBITDAX (1)	$2,677	$2,255
Sales volumes (MMBOE)	71	64

MMBOE—million barrels of oil equivalent

(1)

See Operating Results—Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and for a reconciliation of Adjusted EBITDAX to income (loss) before income taxes, which is presented in accordance with GAAP.

FINANCIAL RESULTS

Net Income (Loss) Attributable to Common Stockholders    For the three months ended March 31, 2013, Anadarko’s net income attributable to common stockholders totaled $460 million, or $0.91 per share (diluted), compared to net income attributable to common stockholders of $2.2 billion, or $4.28 per share (diluted), for the three months ended March 31, 2012. Anadarko’s net income for the three months ended March 31, 2012, included $1.8 billion related to the favorable resolution of the Algeria exceptional profits tax dispute.

Sales Revenues and Volumes

	Three Months Ended March 31,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012
Sales Revenues
Natural-gas sales	$807	41%	$573
Oil and condensate sales	2,377	6	2,244
Natural-gas liquids sales	303	(11)	342

Total	$3,487	10	$3,159

Anadarko’s total sales revenues increased for the three months ended March 31, 2013, primarily due to higher sales volumes for all products and higher average natural-gas prices. This increase was partially offset by lower average crude-oil and NGLs prices for the three months ended March 31, 2013.

	Three Months Ended March 31,
millions	Natural Gas	Oil and Condensate	NGLs	Total
2012 sales revenues	$573	$2,244	$342	$3,159
Changes associated with sales volumes	57	320	32	409
Changes associated with prices	177	(187)	(71)	(81)

2013 sales revenues	$807	$2,377	$303	$3,487

	Three Months Ended March 31,
Sales Volumes	2013	Inc/(Dec) vs. 2012	2012
Barrels of Oil Equivalent (MMBOE except percentages)
United States	62	11%	56
International	9	16	8

Total	71	11	64

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	695	12%	621
International	98	18	83

Total	793	13	704

Sales volumes represent actual production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and Other (Income) Expense—(Gains) Losses on Derivatives, net. Production of natural gas, crude oil, and NGLs is usually not affected by seasonal swings in demand.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2013	Inc/(Dec) vs. 2012	2012
United States
Sales volumes—Bcf	242	10%	220
MMcf/d	2,689	11	2,416
Price per Mcf	$3.33	28	$2.60
Natural-gas sales revenues (millions)	$807	41	$573

Bcf—billion cubic feet

MMcf/d—million cubic feet per day

Mcf—thousand cubic feet

The Company’s natural-gas sales volumes increased 273 MMcf/d for the three months ended March 31, 2013, primarily due to higher sales volumes of 270 MMcf/d in the Southern and Appalachia Region. This increase was a result of infrastructure expansions in 2012 allowing the Company to bring wells online in the Eagleford and Marcellus shales, as well as new wells drilled in the liquids-rich Haynesville shale.

The average natural-gas price Anadarko received increased for the three months ended March 31, 2013, due to increased U.S. residential and commercial demand as a result of cooler winter temperatures. This resulted in lower U.S. end-of-winter storage levels and brought overall U.S. storage levels in line with the 5-year average.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2013	Inc/(Dec) vs. 2012	2012
United States
Sales volumes—MMBbls	14	13%	12
MBbls/d	159	15	138
Price per barrel	$97.32	(8)	$105.75

International
Sales volumes—MMBbls	9	16%	8
MBbls/d	98	18	83
Price per barrel	$112.18	(7)	$120.00

Total
Sales volumes—MMBbls	23	14%	20
MBbls/d	257	16	221
Price per barrel	$102.97	(7)	$111.07
Oil and condensate sales revenues (millions)	$2,377	6	$2,244

MMBbls—million barrels

MBbls/d—thousand barrels per day

Anadarko’s crude-oil and condensate sales volumes increased 36 MBbls/d for the three months ended March 31, 2013. Increased horizontal drilling in the Wattenberg field led to 18 MBbls/d in higher volumes in the Rockies, while horizontal drilling and infrastructure expansions in the Eagleford shale and Bone Spring/Avalon formations contributed to an 8 MBbls/d improvement in the Southern and Appalachia Region. International sales volumes increased 15 MBbls/d primarily due to one additional cargo lifting in Ghana as a result of enhanced production due to successful acid stimulations in 2012 and additional Phase 1A Jubilee wells brought online. Sales volumes decreased by 3 MBbls/d in the Gulf of Mexico due to natural production declines, partially offset by production at Caesar/Tonga, which began in March 2012. The Company achieved first production at the El Merk project in Algeria in March 2013, and the Company’s first delivery of crude-oil sales volumes is expected to occur in the second quarter of 2013.

Anadarko’s average crude-oil price received decreased for the three months ended March 31, 2013, due to renewed economic growth concerns in Europe and China, which outweighed continuing supply disruption concerns associated with political and civil unrest in the Middle East and North Africa.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2013	Inc/(Dec) vs. 2012	2012
United States
Sales volumes—MMBbls	8	9%	7
MBbls/d	88	10	80
Price per barrel	$38.17	(19)	$47.09
Natural-gas liquids sales revenues (millions)	$303	(11)	$342

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes increased by 8 MBbls/d for the three months ended March 31, 2013, as a result of infrastructure expansion during 2012 and continued drilling in liquids-rich areas, primarily in the Eagleford and Haynesville shales in the Southern and Appalachia Region.

Anadarko’s average NGLs price received decreased for the three months ended March 31, 2013, primarily due to lower market prices for ethane and propane due to higher inventory levels. Ethane production capacity remains elevated relative to demand, resulting in ethane rejection to balance the market.

Gathering, Processing, and Marketing Margin

	Three Months Ended March 31,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012
Gathering, processing, and marketing sales	$231	(9)%	$253
Gathering, processing, and marketing expenses	199	5	189

Margin	$32	(50)	$64

For the three months ended March 31, 2013, the gathering, processing, and marketing margin decreased by $32 million primarily due to reduced natural-gas processing margins as a result of lower NGLs prices, partially offset by increased natural-gas residue sales due to higher natural-gas prices. Also, for the three months ended March 31, 2013, gathering, processing, and marketing margin decreased due to higher transportation expenses.

Gains (Losses) on Divestitures and Other, net

For the three months ended March 31, 2013, gains (losses) on divestitures and other, net increased by $140 million primarily due to a gain associated with the Company’s divestiture of its interests in a soda ash joint venture. The Company divested its interests for $310 million and potential additional consideration based on future revenue. The Company retained its royalty interest in minerals, such as natural soda ash, mined from the Company’s Land Grant.

Costs and Expenses

	Three Months Ended March 31,
	2013	Inc/(Dec) vs. 2012	2012
Oil and gas operating (millions)	$247	2%	$242
Oil and gas operating—per BOE	3.46	(8)	3.78

Oil and gas transportation and other (millions)	255	6	240
Oil and gas transportation and other—per BOE	3.58	(4)	3.74

For the three months ended March 31, 2013, oil and gas operating expenses increased by $5 million primarily due to $7 million related to timing of cargo liftings in China and $5 million related to 2013 acid stimulations in Ghana, partially offset by lower surface maintenance costs of $7 million primarily in the Rockies and the Gulf of Mexico. For the three months ended March 31, 2013, oil and gas operating expenses per barrel of oil equivalent (BOE) decreased by $0.32 primarily as a result of increased sales volumes, while production costs remained flat.

For the three months ended March 31, 2013, oil and gas transportation and other expenses increased by $15 million primarily due to higher gas-gathering and transportation costs attributable to higher volumes and increased costs related to growth in the Company’s U.S. onshore asset base. For the three months ended March 31, 2013, oil and gas transportation and other expenses per BOE decreased by $0.16 primarily due to increased sales volumes.

	Three Months Ended March 31,
millions	2013	2012
Exploration Expense
Dry hole expense	$158	$89
Impairments of unproved properties	19	60
Geological and geophysical expenses	37	35
Exploration overhead and other	50	60

Total exploration expense	$264	$244

Dry hole expense for the three months ended March 31, 2013, included $110 million associated with two wells in Sierra Leone and $27 million associated with a well in Kenya. Dry hole expense for the three months ended March 31, 2012, included $37 million related to a well in Côte d’Ivoire and $24 million related to a well in Sierra Leone. Unproved property impairments for the three months ended March 31, 2013, decreased primarily as a result of a change in the Company’s estimated success rate associated with unproved Gulf of Mexico properties. Exploration overhead decreased due to less 2013 exploration spending related to U.S. properties and lower delay rentals associated with U.S. onshore properties.

	Three Months Ended March 31,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012
General and administrative	$272	1%	$269
Depreciation, depletion, and amortization	1,022	10	930
Other taxes	280	(26)	377
Impairments	29	(42)	50

For the three months ended March 31, 2013, general and administrative (G&A) expense increased by $3 million due to $27 million of higher employee-related expenses as a result of operational expansions and increased employee-benefit-related expenses, partially offset by lower legal and consulting fees of $19 million and other G&A expenses.

For the three months ended March 31, 2013, depreciation, depletion, and amortization (DD&A) expense increased by $92 million primarily due to higher sales volumes.

For the three months ended March 31, 2013, other taxes decreased by $97 million primarily related to lower Algerian exceptional profits taxes of $72 million due to a lower Algeria effective tax rate resulting from the resolution of the Algeria exceptional profits tax dispute, as well as lower crude-oil prices. U.S. production and severance taxes decreased $26 million primarily due to lower profit in Alaska as a result of decreased sales volumes and lower crude-oil prices.

Impairment expense for the three months ended March 31, 2013, included $29 million related to a midstream property that was impaired due to a reduction in estimated future cash flows. Impairment expense for the three months ended March 31, 2012, included $50 million related to a downward reserves revision for a Gulf of Mexico property that was near the end of its economic life.

	Three Months Ended March 31,
millions	2013	2012
Algeria exceptional profits tax settlement	$33	$(1,804)
Deepwater Horizon settlement and related costs	3	8

In March 2012, Anadarko and Sonatrach resolved the exceptional profits tax dispute. The resolution provided for delivery to the Company of crude oil valued at approximately $1.7 billion and the elimination of $62 million of the Company’s previously recorded and unpaid transportation charges. The crude oil is being delivered to the Company over a 12-month period that began in June 2012. The Company recognized a $1.8 billion credit in the Costs and Expenses section of the Consolidated Statement of Income for the three months ended March 31, 2012, to reflect the effect of this agreement for previously recorded expenses. At March 31, 2013, the Company had collected approximately $1.5 billion associated with the Algeria exceptional profits tax receivable. The Company expects to collect the balance of the Algeria exceptional profits tax receivable during the second quarter of 2013. In March 2013, the Company revised its estimate related to the Algerian taxation of the prior-period transportation charges and recognized a $33 million unfavorable adjustment to the settlement, which was offset by an equivalent income tax benefit also recognized in March 2013.

In October 2011, the Company and BP entered into a settlement agreement relating to the Deepwater Horizon events. For the three months ended March 31, 2013 and 2012, Deepwater Horizon settlement and related costs included legal expenses and related costs associated with the Deepwater Horizon events. See Note 11—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Other (Income) Expense

	Three Months Ended March 31,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012
Interest Expense
Current debt, long-term debt, and other	$232	(7)%	$250
Capitalized interest	(68)	(6)	(64)

Interest expense	$164	(12)	$186

For the three months ended March 31, 2013, interest expense decreased by $22 million. The decrease is primarily due to the repayment of outstanding borrowings during 2012 associated with the five-year $5.0 billion senior secured revolving credit facility maturing in September 2015 ($5.0 billion Facility), and a $4 million increase in capitalized interest related to higher construction-in-progress balances for long-term capital projects. For additional information regarding the Company’s financing activities, see Liquidity and Capital Resources.

	Three Months Ended March 31,
millions	2013	2012
(Gains) Losses on Derivatives, net
Commodity derivatives
Realized (gains) losses
Natural gas	$(67)	$(170)
Oil and condensate	18	33
Natural gas liquids	(2)	—

Total realized (gains) losses	(51)	(137)

Unrealized (gains) losses
Natural gas	269	(86)
Oil and condensate	60	173
Natural gas liquids	5	2

Total unrealized (gains) losses	334	89

Total (gains) losses on commodity derivatives, net	283	(48)

Interest-rate and other derivatives
Unrealized (gains) losses	(92)	(236)

Total (gains) losses on derivatives, net	$191	$(284)

The Company enters into commodity derivatives to manage the risk of a decrease in the market prices for its anticipated sales of production. The change in (gains) losses on commodity derivatives, net includes the impact of derivatives entered into or settled within each period and price changes related to positions open at March 31 of each year. For additional information on (gains) losses on commodity derivatives, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

	Three Months Ended March 31,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012
Other (Income) Expense, net
Interest income	$(2)	—%	$(2)
Other	(4)	101	267

Total other (income) expense, net	$(6)	102	$265

For the three months ended March 31, 2013, total other income increased by $271 million primarily due to a $275 million Tronox-related contingent loss that was recognized during the first quarter of 2012, and subsequently reversed in the second quarter of 2012. See Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended March 31,
millions except percentages	2013	2012
Income tax expense (benefit)	$456	$352
Effective tax rate	49%	14%

The increase from the 35% U.S. federal statutory rate for the three months ended March 31, 2013, was primarily attributable to the following:

•	tax impact from foreign operations

•	Algerian exceptional profits taxes

The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2012, was primarily attributable to the non-taxable resolution of the Algeria exceptional profits tax dispute. This amount was partially offset by the following:

•	tax impact from foreign operations

•	Algerian exceptional profits taxes

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2013, the Company’s net income attributable to noncontrolling interests of $24 million primarily related to the public ownership interests of 51.6% in Western Gas Partners, LP (WES) and 9.0% in Western Gas Equity Partners, LP (WGP) at March 31, 2013. In December 2012, Anadarko completed the initial public offering of WGP, consisting of approximately 20 million common units representing limited partner interests in WGP at a price of $22.00 per common unit. For the three months ended March 31, 2012, the Company’s net income attributable to noncontrolling interests of $27 million primarily related to a 54.4% public ownership interest in WES at March 31, 2012.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX    To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes, interest expense, exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, Tronox-related contingent loss, unrealized (gains) losses on derivatives, net, and realized (gains) losses on interest-rate and other derivatives, net, less net income attributable to noncontrolling interests. The Company’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Adjusted EBITDAX also excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Anadarko’s definition of Adjusted EBITDAX excludes Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, and Tronox-related contingent loss, as these costs are outside the normal operations of the Company. See Note 11—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion of these events. Finally, unrealized (gains) losses on derivatives, net and realized (gains) losses on interest-rate and other derivatives, net are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.

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

Adjusted EBITDAX

	Three Months Ended March 31,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012
Income (loss) before income taxes	$940	(63)%	$2,535
Exploration expense	264	8	244
DD&A	1,022	10	930
Impairments	29	(42)	50
Deepwater Horizon settlement and related costs	3	(63)	8
Algeria exceptional profits tax settlement	33	102	(1,804)
Tronox-related contingent loss	—	(100)	275
Interest expense	164	(12)	186
Unrealized (gains) losses on derivatives, net	246	NM	(142)
Less net income attributable to noncontrolling interests	24	(11)	27

Consolidated Adjusted EBITDAX	$2,677	19	$2,255

Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$2,526	19%	$2,130
Midstream	125	5	119
Marketing	(33)	(83)	(18)
Other and intersegment eliminations	59	146	24

NM—not meaningful

Oil and Gas Exploration and Production    Adjusted EBITDAX for the three months ended March 31, 2013, increased primarily due to higher sales volumes, higher natural-gas prices, and lower other taxes primarily from a lower Algerian effective tax rate and lower U.S. production and severance taxes primarily in Alaska. These increases to Adjusted EBITDAX were partially offset by lower crude-oil and NGLs prices.

Midstream    The increase in Adjusted EBITDAX for the three months ended March 31, 2013, is primarily due to increased throughput across several of Anadarko’s systems, which increased gathering revenue. This increase was partially offset by lower natural-gas processing margins.

Marketing    Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. For the three months ended March 31, 2013, Adjusted EBITDAX decreased primarily due to higher transportation expenses.

Other and Intersegment Eliminations    Other and intersegment eliminations consist primarily of corporate costs, realized gains and losses on commodity derivatives, and income from hard minerals investments and royalties. The increase in Adjusted EBITDAX for the three months ended March 31, 2013, was primarily due to a $140 million gain associated with the Company’s divestiture of its interest in a soda ash joint venture, partially offset by lower realized gains on commodity derivatives in 2013. See Other (Income) Expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview    Anadarko generates cash needed to fund capital expenditures, debt-service obligations, and dividend payments primarily from operating activities, and enters into debt and equity transactions to maintain the desired capital structure and to finance acquisition opportunities. Liquidity may also be enhanced through asset divestitures and joint ventures that reduce future capital expenditure requirements.

Consistent with this approach, during the three months ended March 31, 2013, cash flows from operating activities were the primary source of capital investment funding. In addition, the Company collected $450 million associated with the Algeria exceptional profits tax receivable during the three months ended March 31, 2013. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions.

At March 31, 2013, Anadarko had no scheduled debt maturities in 2013 and $775 million of scheduled debt maturities in 2014. Anadarko’s $500 million aggregate principal amount of 7.625% Senior Notes due March 2014 and Zero-Coupon Senior Notes due 2036, which can be put to the Company in October 2013 for the then-accreted value of $718 million, are classified as long-term debt on the Company’s Consolidated Balance Sheets. The Company has the ability and intent to refinance the obligations using long-term debt. The Company has a variety of funding sources available, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements, and the Company’s $5.0 billion Facility. Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund the Company’s current and long-term operations.

Revolving Credit Facility    Obligations incurred under the $5.0 billion Facility, as well as obligations Anadarko has to lenders or their affiliates pursuant to certain derivative instruments as discussed in Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. At March 31, 2013, the Company had no outstanding borrowings and there were no restrictions on its ability to utilize the $5.0 billion Facility. The Company was in compliance with all applicable covenants contained in the $5.0 billion Facility.

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

At March 31, 2013, WES was in compliance with all covenants contained in its RCF, had outstanding borrowings of $385 million at an interest rate of 1.70%, and had available borrowing capacity of $402 million ($800 million maximum capacity, less $385 million of outstanding borrowings and $13 million of outstanding letters of credit). See Financing Activities below.

Sources of Cash

Operating Activities    Anadarko’s cash flows from operating activities during the three months ended March 31, 2013, was $2.5 billion, compared to $1.9 billion for the same period of 2012. Cash flows for 2013 increased primarily due to higher sales volumes, higher average natural-gas prices, and cash collected associated with the Algeria exceptional profits tax receivable, but were partially offset by lower average NGLs and crude-oil prices.

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

Investing Activities    During the three months ended March 31, 2013, Anadarko received pretax proceeds of $361 million related to several property divestiture transactions, including the divestiture of its interests in a soda ash joint venture.

Financing Activities    During the three months ended March 31, 2013, Anadarko’s consolidated subsidiary, WES, borrowed $385 million under its RCF primarily to fund the acquisition of a 33.75% interest in certain gas-gathering systems, located in the Marcellus shale in north-central Pennsylvania, in separate transactions with Anadarko and a third party.

Uses of Cash

Anadarko invests significant capital to develop, acquire, and explore for oil and natural-gas resources and to expand its midstream infrastructure, and also utilizes cash to fund ongoing operating costs, capital contributions to equity subsidiaries, debt repayments, and distributions to its shareholders.

Capital Expenditures    The following table presents the Company’s capital expenditures by category:

	Three Months Ended March 31,
millions	2013	2012
Property acquisition—exploration	$7	$56
Exploration	319	385
Development	894	1,007
Capitalized interest	62	56

Total oil and gas capital expenditures	1,282	1,504
Gathering, processing, and marketing and other (1)	465	286

Total capital expenditures (2)	$1,747	$1,790

(1)	Includes WES capital expenditures of $299 million for three months ended March 31, 2013, and $98 million for three months ended March 31, 2012.
(2)

Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

The Company’s capital spending decreased 2% for the three months ended March 31, 2013, due to lower exploration property acquisition costs onshore United States, decreased exploration drilling in East and West Africa, and lower construction costs to Anadarko related to the development of the Lucius project located in the Gulf of Mexico as a result of the carried-interest arrangement discussed below. These decreases were partially offset by higher expenditures for domestic onshore plants and gathering systems. In March 2013, WES acquired a 33.75% interest in gas-gathering systems located in the Marcellus shale in north-central Pennsylvania from a third party for $135 million.

In the first quarter of 2013, the Company signed a definitive agreement to enter into a carried-interest arrangement that requires a third-party partner to fund $860 million of Anadarko’s capital costs to earn a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. The carried-interest arrangement closed during the second quarter of 2013 and is effective as of April 1, 2013. The third-party funding is expected to cover nearly all of Anadarko’s future capital costs through first production, which is expected to occur by mid-2016.

In the third quarter of 2012, the Company entered into a carried-interest arrangement that requires a third-party partner to fund $556 million of Anadarko’s capital costs to earn a 7.2% working interest in the Lucius development, located in the Gulf of Mexico. The amount of the carry obligation represents 100% of the Company’s expected capital costs through first production. The funding obligation is expected to be complete by year-end 2014. At March 31, 2013, $231 million of the total $556 million obligation had been funded.

In the first quarter of 2011, the Company entered into a carried-interest arrangement that requires a third-party partner to fund approximately $1.6 billion of Anadarko’s future capital costs in the Eagleford shale, located in South Texas, to earn a one-third interest in Anadarko’s Eagleford shale assets. The third-party funding is expected to cover 90% of Anadarko’s future capital costs in the basin until the carry is fully funded, which is expected to occur by year-end 2013. At March 31, 2013, $1.4 billion of the total $1.6 billion obligation had been funded.

Pension and Other Postretirement Contributions    During the three months ended March 31, 2013, the Company made contributions of $1 million to its funded pension plans, $1 million to its unfunded pension plans, and $3 million to its unfunded other postretirement benefit plans. During the remainder of 2013, the Company expects to contribute approximately $95 million to its funded pension plans, approximately $44 million to its unfunded pension plans, and approximately $13 million to its unfunded other postretirement benefit plans.

Common Stock Dividends and Distributions to Noncontrolling Interest Owners    Anadarko paid dividends to its common stockholders of $46 million during the three months ended March 31, 2013, and $45 million during the three months ended March 31, 2012 (nine cents per share in each quarterly period). Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming an independent public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors.

WES distributed to its unitholders, other than Anadarko and its subsidiary WGP, an aggregate of $29 million during the three months ended March 31, 2013, and $22 million during the three months ended March 31, 2012. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.54 per common unit for the first quarter of 2013 (to be paid in May 2013).

WGP distributed to its unitholders other than Anadarko an aggregate of $1 million during the three months ended March 31, 2013. WGP has declared a cash distribution of $0.17875 per unit for the first quarter of 2013 (to be paid in May 2013).

Outlook

The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2013 capital spending range of $7.8 billion to $8.2 billion. This amount includes $550 million to $600 million for WES capital expenditures, excluding WES acquisitions. The Company plans to allocate approximately 70% of its 2013 capital spending to development activities, 20% to exploration activities, and 10% to gas-gathering and processing activities and other business activities. The Company expects its 2013 capital spending by area to be approximately 60% for the U.S. onshore area and Alaska, 15% for the Gulf of Mexico, 15% for International, and 10% for midstream and other.

Anadarko believes that its cash on hand and expected level of operating cash flows will be sufficient to fund the Company’s projected operational and capital programs for 2013 and continue to meet its other obligations. The Company’s cash on hand is available for use and could be supplemented, as needed, with available borrowing capacity under the $5.0 billion Facility. The Company currently does not consider European sovereign debt events to pose significant risk to the Company’s ability to access available borrowing capacity under the $5.0 billion Facility. The Company may also enter into carried-interest arrangements with third parties to fund certain capital expenditures and execute asset divestitures to supplement cash flow.

The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions. In order to reduce commodity-price risk and increase the predictability of 2013 cash flows, Anadarko entered into strategic derivative positions, which cover approximately 65% of its remaining 2013 anticipated natural-gas sales volumes and 50% of its remaining 2013 anticipated crude-oil sales volumes. In addition, the Company has derivative positions in place for 2014. See Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Derivative Instruments Held for Non-Trading Purposes    The Company had derivative instruments in place to reduce the price risk associated with future production of 527 Bcf of natural gas and 37 MMBbls of crude oil at March 31, 2013, with a net derivative liability position of $64 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $512 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $512 million. However, any realized derivative gain or loss would be substantially offset by the realized sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes    At March 31, 2013, the Company had a net derivative asset position of $7 million (unrealized gains of $25 million and unrealized losses of $18 million) on derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

INTEREST-RATE RISK    Any borrowings under the $5.0 billion Facility and the WES RCF are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheet is subject to fixed interest rates. The Company’s $2.9 billion of London Interbank Offered Rate (LIBOR) based obligations, which are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two non-controlled entities, give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. A 10% increase in LIBOR would not materially impact the Company’s interest cost on outstanding debt, but would affect fair value of outstanding debt.

At March 31, 2013, the Company had a net derivative liability position of $1.1 billion related to interest-rate swaps. A 10% increase or decrease in interest rates would increase or decrease the aggregate fair value of outstanding interest-rate swap agreements by approximately $121 million. However, any change in the interest-rate derivative gain or loss would be substantially offset by borrowing costs associated with any future debt issuances or borrowings under the $5.0 billion Facility. For a summary of the Company’s open interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

FOREIGN-CURRENCY EXCHANGE-RATE RISK    Anadarko’s operating revenues are primarily realized in U.S. dollars, and the predominant portion of Anadarko’s capital and operating expenditures are U.S.-dollar-denominated. Exposure to foreign-currency risk generally arises in connection with project-specific contractual arrangements and other commitments. Near-term foreign-currency-denominated expenditures are primarily in euros, Brazilian reais, British pounds sterling, and Mozambican meticais. Management periodically enters into various risk-management transactions to mitigate a portion of its exposure to foreign-currency exchange-rate risk.

The Company has risk related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability for its 2008 divestiture of the Peregrino field offshore Brazil. At March 31, 2013, cash of $168 million was held in escrow. A 10% increase or decrease in the foreign-currency exchange rate would not materially impact the Company’s gain or loss related to foreign currency.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

GENERAL    The Company is a defendant in a number of lawsuits and is involved in governmental proceedings and regulatory controls arising in the ordinary course of business, including, but not limited to, personal injury claims; title disputes; tax disputes; royalty claims; contract claims; contamination claims relating to oil and gas production, transportation, and processing; and environmental claims, including claims involving assets owned by acquired companies. Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. While the ultimate outcome and impact on the Company cannot be predicted with certainty, after consideration of recorded expense and liability accruals, management believes that the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

See Note 11—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.  Risk Factors

Consider carefully the risk factor included below, as well as those under the caption “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, together with all of the other information included in this Form 10-Q; in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012; and in the Company’s other public filings, press releases, and public discussions with Company management.

We are, and in the future may become, involved in legal proceedings related to Tronox and, as a result, may incur substantial costs in connection with those proceedings.

In January 2009, Tronox Incorporated (Tronox), a former subsidiary of Kerr-McGee Corporation (Kerr-McGee), which is a current subsidiary of Anadarko, and certain of Tronox’s subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance. Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee and seeks, among other things, to recover damages, including interest, in excess of $18.9 billion from Kerr-McGee and Anadarko, as well as litigation fees and costs. For a description of the updates to this litigation since the description thereof included in Note 17—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, see Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. An adverse resolution of any proceedings related to Tronox could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2013.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1-31	21,147	$76.30	—
February 1-28	2,510	$81.93	—
March 1-31	317,276	$80.55	—

First-Quarter 2013	340,933	$80.30	—	$—

(1)	During the first quarter of 2013, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

Item 6. Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	File Number

3 (i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as exhibit 3.3 to Form 8-K filed on May 22, 2009	1-8968

(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 15, 2012, filed as exhibit 3.1 to Form 8-K filed on May 15, 2012	1-8968

* 31 (i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer

* 31 (ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer

* 32	Section 1350 Certifications

* 101 .INS	XBRL Instance Document

* 101 .SCH	XBRL Schema Document

* 101 .CAL	XBRL Calculation Linkbase Document

* 101 .DEF	XBRL Definition Linkbase Document

* 101 .LAB	XBRL Label Linkbase Document

* 101 .PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION (Registrant)

May 6, 2013	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Senior Vice President, Finance and Chief Financial Officer