Form 10-Q
period 2013-06-30
ANADARKO PETROLEUM CORP
filed 2013-07-29
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at June 30, 2013, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	502,705,709

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2013	2012	2013	2012
Revenues and Other
Natural-gas sales	$935	$496	$1,742	$1,069
Oil and condensate sales	1,995	2,222	4,372	4,466
Natural-gas liquids sales	261	282	564	624
Gathering, processing, and marketing sales	249	200	480	453
Gains (losses) on divestitures and other, net	57	22	232	57
Total	3,497	3,222	7,390	6,669
Costs and Expenses
Oil and gas operating	245	249	492	491
Oil and gas transportation and other	253	223	508	463
Exploration	178	1,121	442	1,365
Gathering, processing, and marketing	222	178	421	367
General and administrative	260	262	532	531
Depreciation, depletion, and amortization	940	1,027	1,962	1,957
Other taxes	245	326	525	703
Impairments	10	112	39	162
Algeria exceptional profits tax settlement	—	—	33	(1,804)
Deepwater Horizon settlement and related costs	4	3	7	11
Total	2,357	3,501	4,961	4,246
Operating Income (Loss)	1,140	(279)	2,429	2,423
Other (Income) Expense
Interest expense	172	190	336	376
(Gains) losses on derivatives, net	(656)	(44)	(465)	(328)
Other (income) expense, net	98	(519)	92	(254)
Total	(386)	(373)	(37)	(206)
Income (Loss) Before Income Taxes	1,526	94	2,466	2,629
Income tax expense (benefit)	567	164	1,023	516
Net Income (Loss)	959	(70)	1,443	2,113
Net income attributable to noncontrolling interests	30	19	54	46
Net Income (Loss) Attributable to Common Stockholders	$929	$(89)	$1,389	$2,067

Per Common Share
Net income (loss) attributable to common stockholders—basic	$1.84	$(0.18)	$2.75	$4.11
Net income (loss) attributable to common stockholders—diluted	$1.83	$(0.18)	$2.74	$4.10
Average Number of Common Shares Outstanding—Basic	502	500	501	499
Average Number of Common Shares Outstanding—Diluted	504	500	504	501
Dividends (per Common Share)	$0.09	$0.09	$0.18	$0.18

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2013	2012	2013	2012
Net Income (Loss)	$959	$(70)	$1,443	$2,113
Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net (1)	1	2	3	4
Adjustments for pension and other postretirement plans
Amortization of net actuarial (gain) loss to general and administrative expense (2)	19	14	38	29
Amortization of net prior service (credit) cost to general and administrative expense	—	1	—	1
Total adjustments for pension and other postretirement plans	19	15	38	30
Total	20	17	41	34
Comprehensive Income (Loss)	979	(53)	1,484	2,147
Comprehensive income attributable to noncontrolling interests	30	19	54	46
Comprehensive Income (Loss) Attributable to Common Stockholders	$949	$(72)	$1,430	$2,101
 __________________________________________________________________

(1)
Net of income tax benefit (expense) of $(1) million for the three months ended June 30, 2013, $(1) million for the three months ended June 30, 2012, $(2) million for the six months ended June 30, 2013, and $(2) million for the six months ended June 30, 2012.

(2)
Net of income tax benefit (expense) of $(11) million for the three months ended June 30, 2013, $(9) million for the three months ended June 30, 2012, $(21) million for the six months ended June 30, 2013, and $(17) million for the six months ended June 30, 2012.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
millions	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$4,581	$2,471
Accounts receivable (net of allowance of $5 million and $7 million)
Customers	1,302	1,473
Others	1,254	1,274
Algeria exceptional profits tax settlement	32	730
Other current assets	730	847
Total	7,899	6,795
Properties and Equipment
Cost	66,975	63,598
Less accumulated depreciation, depletion, and amortization	27,144	25,200
Net properties and equipment	39,831	38,398
Other Assets	1,893	1,716
Goodwill and Other Intangible Assets	5,677	5,680
Total Assets	$55,300	$52,589

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,286	$2,989
Current asset retirement obligations	285	298
Accrued expenses	1,442	707
Total	5,013	3,994
Long-term Debt	13,538	13,269
Other Long-term Liabilities
Deferred income taxes	9,378	8,759
Asset retirement obligations	1,630	1,587
Other	2,032	3,098
Total	13,040	13,444

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 521.2 million and 518.6 million shares issued)	52	51
Paid-in capital	8,481	8,230
Retained earnings	15,126	13,829
Treasury stock (18.5 million and 18.1 million shares)	(871)	(841)
Accumulated other comprehensive income (loss)	(599)	(640)
Total Stockholders’ Equity	22,189	20,629
Noncontrolling interests	1,520	1,253
Total Equity	23,709	21,882
Total Liabilities and Equity	$55,300	$52,589

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2012	$51	$8,230	$13,829	$(841)	$(640)	$1,253	$21,882
Net income (loss)	—	—	1,389	—	—	54	1,443
Common stock issued	1	166	—	—	—	—	167
Dividends—common	—	—	(92)	—	—	—	(92)
Repurchase of common stock	—	—	—	(30)	—	—	(30)
Subsidiary equity transactions (1)	—	85	—	—	—	280	365
Distributions to noncontrolling interest owners	—	—	—	—	—	(68)	(68)
Contributions from noncontrolling interest owners	—	—	—	—	—	1	1
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	3	—	3
Adjustments for pension and other postretirement plans	—	—	—	—	38	—	38
Balance at June 30, 2013	$52	$8,481	$15,126	$(871)	$(599)	$1,520	$23,709
 __________________________________________________________________

(1)	The $85 million increase to paid-in capital, together with the Company’s net income (loss) attributable to common stockholders totaled $1,474 million for the six months ended June 30, 2013.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
millions	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$1,443	$2,113
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	1,962	1,957
Deferred income taxes	563	143
Dry hole expense and impairments of unproved properties	263	1,187
Impairments	39	162
(Gains) losses on divestitures, net	(157)	29
Unrealized (gains) losses on derivatives, net	(395)	83
Other	121	120
Changes in assets and liabilities
Deepwater Horizon settlement and related costs	1	24
Algeria exceptional profits tax settlement	698	(1,691)
Tronox-related contingent loss	—	(250)
(Increase) decrease in accounts receivable	257	351
Increase (decrease) in accounts payable and accrued expenses	221	(486)
Other items—net	(11)	148
Net cash provided by (used in) operating activities	5,005	3,890
Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(3,531)	(3,553)
Acquisition of midstream business	(135)	—
Divestitures of properties and equipment and other assets	418	258
Other—net	(341)	(112)
Net cash provided by (used in) investing activities	(3,589)	(3,407)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	495	886
Repayments of debt	(245)	(1,305)
Increase (decrease) in outstanding checks	145	(39)
Dividends paid	(92)	(91)
Repurchase of common stock	(30)	(23)
Issuance of common stock, including tax benefit on stock option exercises	95	38
Sale of subsidiary units	415	212
Distributions to noncontrolling interest owners	(68)	(52)
Contributions from noncontrolling interest owners	1	11
Net cash provided by (used in) financing activities	716	(363)
Effect of Exchange Rate Changes on Cash	(22)	(23)
Net Increase (Decrease) in Cash and Cash Equivalents	2,110	97
Cash and Cash Equivalents at Beginning of Period	2,471	2,697
Cash and Cash Equivalents at End of Period	$4,581	$2,794

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

Basis of Presentation    The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets at June 30, 2013, and December 31, 2012, the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012, the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and the Consolidated Statement of Equity for the six months ended June 30, 2013. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

2. Inventories

       The following summarizes the major classes of inventories included in other current assets:

	June 30,	December 31,
millions	2013	2012
Crude oil	$89	$91
Natural gas	26	48
NGLs	49	37
Total	$164	$176

3. Acquisitions and Divestitures

Acquisitions    In March 2013, Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, acquired a 33.75% interest in gas-gathering systems located in the Marcellus shale in north-central Pennsylvania from a third party for $135 million. In June 2013, WES acquired a 25% interest in a joint venture formed to design, construct, and own two fractionators located in Mont Belvieu, Texas from a third party for $78 million.

Divestitures    In the six months ended June 30, 2013, proceeds from divestitures of $418 million and net gains on divestitures of $157 million were primarily related to the Company’s divestiture of its interests in a soda ash joint venture during the first quarter of 2013.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Impairments

       The following summarizes impairments by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2013	2012	2013	2012
Oil and gas exploration and production
Long-lived assets held for use
U.S. onshore properties	$—	$79	$—	$79
Gulf of Mexico properties	—	17	—	67
Cost-method investment	10	11	10	11
Midstream
Long-lived assets held for use	—	5	29	5
Impairments	$10	$112	$39	$162

       The Company impaired its Venezuelan cost-method investment in the second quarter of 2013 and 2012 due to declines in estimated recoverable value. In addition, during the first quarter of 2013, a midstream property was impaired due to a reduction in estimated future cash flows. In 2012, U.S. onshore and midstream properties were impaired primarily due to lower natural-gas prices and a Gulf of Mexico property was impaired as a result of downward reserves revisions for a property that was near the end of its economic life.
       The following summarizes the post-impairment fair value of the above-described assets, by asset category and input level within the fair-value hierarchy:

millions
2013	Level 1	Level 2	Level 3 (1)	Total
Long-lived assets held for use	$—	$—	$23	$23
Cost-method investment (2)	—	—	32	32
2012
Long-lived assets held for use	$—	$—	$41	$41
Cost-method investment (2)	—	—	34	34
 __________________________________________________________________

(1)	The income approach was used to measure fair value.

(2)	This represents the Company’s after-tax net investment.

5. Suspended Exploratory Well Costs

       The Company’s suspended exploratory well costs were $2.1 billion at June 30, 2013, and December 31, 2012. Management believes projects with suspended exploratory well costs exhibit sufficient quantities of hydrocarbons to justify potential development and is actively pursuing efforts to assess whether reserves can be attributed to these projects. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the six months ended June 30, 2013, $95 million of exploratory well costs previously capitalized as suspended exploratory well costs for greater than one year at December 31, 2012, were charged to dry hole expense.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Noncontrolling Interests

       Western Gas Equity Partners, LP (WGP) is a consolidated subsidiary formed by Anadarko to own partnership interests in WES. At June 30, 2013, Anadarko’s ownership interest in WGP consisted of a 91.0% limited partner interest and the entire general partner interest.
       WES is a limited partnership formed by Anadarko to own, operate, acquire, and develop midstream assets. In May 2013, WES issued approximately seven million common units to the public, raising net proceeds of $416 million. At June 30, 2013, WGP’s ownership interest in WES consisted of a 43.1% limited partner interest, the entire 2.0% general partner interest, and all WES incentive distribution rights. At June 30, 2013, Anadarko also owned a 0.4% limited partner interest in WES through another subsidiary.

7. Derivative Instruments

Objective and Strategy    The Company uses derivative instruments to manage its exposure to cash-flow variability from commodity-price and interest-rate risks. Futures, swaps, and options are used to manage exposure to commodity-price risk inherent in the Company’s oil and natural-gas production and natural-gas processing operations (Oil and Natural-Gas Production/Processing Derivative Activities). Futures contracts and commodity-price swap agreements are used to fix the price of expected future oil and natural-gas sales at major industry trading locations, such as Henry Hub, Louisiana for natural gas and Cushing, Oklahoma or Sullom Voe, Scotland for oil. Basis swaps are periodically used to fix or float the price differential between product prices at one market location versus another. Options are used to establish a floor price, a ceiling price, or a floor and a ceiling price (collar) for expected future oil and natural-gas sales. Derivative instruments are also used to manage commodity-price risk inherent in customer price requirements and to fix margins on the future sale of natural gas and NGLs from the Company’s leased storage facilities (Marketing and Trading Derivative Activities).
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities    The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are a combination of NYMEX West Texas Intermediate (WTI) and IntercontinentalExchange, Inc. (ICE) Brent prices. The following is a summary of the Company’s derivative instruments related to its Oil and Natural-Gas Production/Processing Derivative Activities at June 30, 2013:

	2013 Settlement		2014 Settlement
Natural Gas
Two-Way Collars (thousand MMBtu/d)	600	(1)	—
Average price per MMBtu
Ceiling sold price (call)	$4.00		$—
Floor purchased price (put)	$3.18		$—
Three-Way Collars (thousand MMBtu/d)	—	(2)	600
Average price per MMBtu
Ceiling sold price (call)	$—		$5.01
Floor purchased price (put)	$—		$3.75
Floor sold price (put)	$—		$2.75
Fixed-Price Contracts (thousand MMBtu/d)	1,185		600
Average price per MMBtu	$4.00		$4.26
Crude Oil
Three-Way Collars (MBbls/d)	26		—
Average price per barrel
Ceiling sold price (call)	$125.15		$—
Floor purchased price (put)	$105.00		$—
Floor sold price (put)	$85.00		$—
Fixed-Price Contracts (MBbls/d)	108		—
Average price per barrel	$102.50		$—
__________________________________________________________________

(1)	The two-way collars have a contract term of April 2013 to October 2013.

(2)	The Company entered into offsetting purchased and sold natural-gas three-way collars of 450,000 MMBtu/d for 2013 settlement.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Marketing and Trading Derivative Activities    In addition to the positions in the previous table, the Company also engages in marketing and trading activities. These activities include physical product sales and related derivative transactions used to manage commodity-price risk. At June 30, 2013, the Company had fixed-price physical transactions related to natural gas totaling 8 billion cubic feet (Bcf), offset by derivative transactions totaling 8 Bcf. At December 31, 2012, the Company had fixed-price physical transactions related to natural gas totaling 10 Bcf, offset by derivative transactions totaling 10 Bcf.

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
       The Company had the following outstanding interest-rate swaps at June 30, 2013:

millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount	Start	End	Interest Rate
$750	June 2014	June 2024	6.00%
$1,100	June 2014	June 2044	5.57%
$50	September 2016	September 2026	5.91%
$750	September 2016	September 2046	5.86%

Effect of Derivative Instruments—Balance Sheet    The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	June 30,	December 31,	June 30,	December 31,
Balance Sheet Classification	2013	2012	2013	2012
Commodity derivatives
Other current assets	$486	$475	$(212)	$(197)
Other assets	86	24	(24)	(7)
Accrued expenses	39	6	(49)	(14)
Other liabilities	—	1	(4)	(7)
	611	506	(289)	(225)
Interest-rate and other derivatives
Accrued expenses (1)	—	—	(589)	—
Other liabilities (1)	—	—	(251)	(1,194)
	—	—	(840)	(1,194)
Total derivatives	$611	$506	$(1,129)	$(1,419)
 __________________________________________________________________

(1)	Interest-rate swaps with June 2014 maturity dates were reclassified from other liabilities to accrued expenses during the second quarter of 2013.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Effect of Derivative Instruments—Statement of Income    The following summarizes realized and unrealized gains and losses related to derivative instruments:

millions	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Classification of (Gain) Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity derivatives
Gathering, processing, and marketing sales (1)	$3	$(6)	$(3)	$7	$(2)	$5
(Gains) losses on derivatives, net	(21)	(373)	(394)	(72)	(39)	(111)
Interest-rate and other derivatives
(Gains) losses on derivatives, net	—	(262)	(262)	—	(354)	(354)
Total (gains) losses on derivatives, net	$(18)	$(641)	$(659)	$(65)	$(395)	$(460)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
Classification of (Gain) Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity derivatives
Gathering, processing, and marketing sales (1)	$(1)	$8	$7	$(3)	$13	$10
(Gains) losses on derivatives, net	(263)	(157)	(420)	(400)	(68)	(468)
Interest-rate and other derivatives
(Gains) losses on derivatives, net	2	374	376	2	138	140
Total (gains) losses on derivatives, net	$(262)	$225	$(37)	$(401)	$83	$(318)
__________________________________________________________________

(1)	Represents the effect of marketing and trading derivative activities.

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
       In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across derivative types. At June 30, 2013, $437 million of the Company’s $1.1 billion gross derivative liability balance, and at December 31, 2012, $339 million of the Company’s $1.4 billion gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

       Unsecured derivative obligations may require immediate settlement or full collateralization if certain credit-risk-related provisions are triggered, such as the Company’s credit rating from major credit rating agencies declining to a level below investment grade. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $62 million (net of collateral) at June 30, 2013, and $94 million (net of collateral) at December 31, 2012. The current portion of these amounts was included in accrued expenses and the long-term portion of these amounts was included in other long-term liabilities—other on the Company’s Consolidated Balance Sheets.

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
       The following summarizes the fair value of the Company’s derivative assets and liabilities, by input level within the fair-value hierarchy:

millions
June 30, 2013	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives
Financial institutions	$3	$550	$—	$(268)	$(1)	$284
Other counterparties	—	58	—	(7)	—	51
Total derivative assets	$3	$608	$—	$(275)	$(1)	$335
Liabilities
Commodity derivatives
Financial institutions	$(3)	$(269)	$—	$268	$2	$(2)
Other counterparties	—	(17)	—	7	—	(10)
Interest-rate and other derivatives	—	(840)	—	—	—	(840)
Total derivative liabilities	$(3)	$(1,126)	$—	$275	$2	$(852)

December 31, 2012
Assets
Commodity derivatives
Financial institutions	$6	$453	$—	$(206)	$—	$253
Other counterparties	—	47	—	(5)	—	42
Total derivative assets	$6	$500	$—	$(211)	$—	$295
Liabilities
Commodity derivatives
Financial institutions	$(6)	$(202)	$—	$206	$1	$(1)
Other counterparties	—	(17)	—	5	—	(12)
Interest-rate and other derivatives	—	(1,194)	—	—	—	(1,194)
Total derivative liabilities	$(6)	$(1,413)	$—	$211	$1	$(1,207)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense

Debt    The Company’s outstanding debt is senior unsecured, except for borrowings, if any, under the $5.0 billion Facility. The following summarizes the Company’s outstanding debt:

	June 30,	December 31,
millions	2013	2012
Total debt at face value	$15,202	$14,952
Net unamortized discounts and premiums (1)	(1,664)	(1,683)
Total long-term debt	$13,538	$13,269
__________________________________________________________________

(1)	Unamortized discounts and premiums are amortized over the term of the related debt.

       Anadarko’s $500 million aggregate principal amount of 7.625% Senior Notes due March 2014, $275 million aggregate principal amount of 5.750% Senior Notes due June 2014, and Zero-Coupon Senior Notes due 2036, which can be put to the Company in October 2013 for the then-accreted value, are classified as long-term debt on the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance these obligations using long-term debt.

Fair Value    The Company uses a market approach to determine fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $15.6 billion at June 30, 2013, and $16.2 billion at December 31, 2012.

Debt Activity    The following summarizes the Company’s debt activity during the six months ended June 30, 2013:

	Carrying
millions	Value	Description
Balance at December 31, 2012	$13,269
Borrowings	385	WES revolving credit facility
Other, net	9	Amortization of debt discounts and premiums
Balance at March 31, 2013	$13,663
Borrowings	110	WES revolving credit facility
Repayments	(245)	WES revolving credit facility
Other, net	10	Amortization of debt discounts and premiums
Balance at June 30, 2013	$13,538

WES Borrowings    At June 30, 2013, WES was in compliance with all covenants contained in its five-year, $800 million senior unsecured revolving credit facility maturing in March 2016 (RCF), had outstanding borrowings under the RCF of $250 million at an interest rate of 1.70%, and had available borrowing capacity of $537 million ($800 million maximum capacity, less $250 million of outstanding borrowings and $13 million of outstanding letters of credit).

Interest Expense    The following summarizes interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2013	2012	2013	2012
Current debt, long-term debt, and other	$238	$236	$470	$486
Capitalized interest	(66)	(46)	(134)	(110)
Interest expense	$172	$190	$336	$376

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders' Equity

The reconciliation between basic and diluted earnings per share attributable to common stockholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2013	2012	2013	2012
Net income (loss)
Net income (loss) attributable to common stockholders	$929	$(89)	$1,389	$2,067
Less distributions on participating securities	1	—	1	1
Less undistributed income allocated to participating securities	5	—	8	12
Basic	$923	$(89)	$1,380	$2,054
Diluted	$923	$(89)	$1,380	$2,054
Shares
Average number of common shares outstanding—basic	502	500	501	499
Dilutive effect of stock options	2	—	3	2
Average number of common shares outstanding—diluted	504	500	504	501
Excluded (1)	5	12	4	5
Net income (loss) per common share
Basic	$1.84	$(0.18)	$2.75	$4.11
Diluted	$1.83	$(0.18)	$2.74	$4.10

Dividends per common share	$0.09	$0.09	$0.18	$0.18
 __________________________________________________________________

(1)	Inclusion of certain shares would have had an anti-dilutive effect.

10. Accumulated Other Comprehensive Income (Loss)

       The following summarizes the after-tax changes in the balances of each component of accumulated other comprehensive income (loss):

	Interest-rate
	Derivatives	Pension and
	Previously	Other
	Subject to Hedge	Postretirement
millions	Accounting	Plans	Total
Balance at December 31, 2012	$(61)	$(579)	$(640)
Reclassifications from accumulated other comprehensive income (loss)	3	38	41
Balance at June 30, 2013	$(58)	$(541)	$(599)

11. Commitments

       In June 2013, the Company entered into a three-year operating lease agreement for a deepwater drillship expected to be delivered mid-2014. The lease obligation totals $464 million, with aggregate future annual minimum lease payments of $104 million in 2014, $154 million in 2015, $155 million in 2016, and $51 million in 2017.

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
       The following is a discussion of the material developments with respect to the contingencies previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and material matters that have arisen since the filing of such report.

Deepwater Horizon Events    In April 2010, the Macondo well in the Gulf of Mexico blew out and an explosion occurred on the Deepwater Horizon drilling rig. The well was operated by BP Exploration and Production Inc. (BP) and Anadarko held a 25% nonoperated interest. In October 2011, the Company and BP entered into a settlement agreement relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company is fully indemnified by BP against claims and damages arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and assessment costs, and other potential damages. This indemnification is guaranteed by BP Corporation North America Inc. (BPCNA) and, in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. Under the Settlement Agreement, BP does not indemnify the Company against fines and penalties, punitive damages, shareholder derivative or securities laws claims, or certain other claims. The Company has not recorded a liability for any costs that are subject to indemnification by BP. For additional disclosure of the Deepwater Horizon events, the Company’s Settlement Agreement with BP, environmental claims under OPA, NRD claims, potential penalties and fines, and civil litigation, see Note 17—Contingencies—Deepwater Horizon Events in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

12. Contingencies (Continued)

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
       Applicable accounting guidance requires the Company to accrue a liability if it is probable that a liability is incurred and the amount of the liability can be reasonably estimated. The Louisiana District Court’s declaratory judgment in February 2012 satisfies the requirement that a loss, arising from the future assessment of a civil penalty against Anadarko, is probable. Notwithstanding the declaratory judgment, the Company currently cannot estimate the amount of any potential civil penalty. The CWA sets forth subjective criteria, including degree of fault and history of prior violations, which significantly influence the magnitude of CWA penalty assessments. As a result of the subjective nature of CWA penalty assessments, the Company currently cannot estimate the amount of any such penalty nor determine a range of potential loss. Furthermore, neither the February 2012 settlement of Deepwater Horizon-related civil penalties (including those under the CWA) by the other nonoperating partner with the United States and five affected Gulf states (Texas, Louisiana, Mississippi, Alabama, and Florida) nor the January 2013 settlement of CWA civil and criminal penalties by the drilling contractor with the United States affects the Company’s current conclusion regarding its ability to estimate potential fines and penalties. The Company lacks insight into those settlements, retains legal counsel separate from the other parties, and was not involved in any manner with respect to those settlements. Events or factors that could assist the Company in estimating the amount of any potential civil penalty or a range of potential loss related to such penalties include (i) an assessment by the DOJ, (ii) a ruling by a court of competent jurisdiction, or (iii) the initiation of substantive settlement negotiations between the Company and the DOJ.
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
       The first phase of the trial in the proceeding filed in the MDL by Transocean Ltd. (Transocean) under the Limitation of Liability Act commenced in February 2013 (Phase I). In April 2013, the evidence closed and all parties rested. Findings of fact, post-trial briefs, and responsive briefs were submitted in July 2013. BP, BP p.l.c., the United States, state and local governments, Halliburton Energy Services, Inc. (Halliburton), and Transocean participated in Phase I of the trial. Anadarko was excused from participation in Phase I of the trial. The issues tried in Phase I include the cause of the blow-out and all related events leading up to April 22, 2010, the date the Deepwater Horizon sank, as well as allocation of fault. The allocation of fault remains in the Phase I trial because Halliburton and Transocean have not settled with any of the parties and each wishes to prove to the court that their respective company was not at fault. The second phase of trial is expected to start in September 2013 (Phase II). The issues to be tried in Phase II are expected to include spill-source control and quantification of the spill for the period from April 22, 2010, until the well was capped. The Company, BP, BP p.l.c., the United States, state and local governments, Halliburton, and Transocean will participate in Phase II of the trial.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies (Continued)

       Two separate class action complaints were filed in June and August 2010, in the U.S. District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 9, 2009, and June 12, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. In March 2012, the New York District Court granted the Lead Plaintiff’s motion to transfer venue to the U.S. District Court for the Southern District of Texas - Houston Division (Texas District Court). In May 2012, the Texas District Court granted the defendants’ motion to transfer the consolidated action within the district to Judge Keith P. Ellison. In July 2012, the plaintiffs filed their First Amended Consolidated Class Action Complaint. The defendants filed a renewed motion to dismiss in the Texas District Court in September 2012. In July 2013, the Texas District Court dismissed the claims relating to all but one of the alleged misstatements asserted in the plaintiffs’ complaint. The Texas District Court has given the plaintiffs 30 days to seek leave to amend the complaint to attempt to rehabilitate the claims that were dismissed.
       In September 2010, a purported shareholder made a demand on the Company’s Board of Directors (the Board) to investigate allegations of breaches of duty by members of management related to the Deepwater Horizon events. The Board received a supplemental demand letter from the shareholder in March 2012. The Board considered each of the demand letters in January 2011 and April 2012 and determined that it would not be in the best interest of the Company to pursue the issues alleged in the demand letters. In May 2013, a shareholder derivative petition was filed in the 215th District Court of Harris County, Texas by the shareholder against Anadarko (as a nominal defendant) and certain current and former directors and officers. The petition alleges breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement in connection with the Deepwater Horizon events. The plaintiff seeks an unspecified amount of damages, certain changes to the Company’s governance and internal procedures, disgorgement of profits, and reimbursement of litigation fees and costs.
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

12. Contingencies (Continued)

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
       The Company remains confident in the merits of its position and does not believe a loss resulting from litigating the Adversary Proceeding is probable. Accounting guidance requires that contingent losses be probable in nature for loss recognition to be appropriate. Accordingly, the Company’s Consolidated Balance Sheet at June 30, 2013, does not include a loss-contingency liability related to the litigation of the Adversary Proceeding.
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

Other    During the second quarter of 2013, the Company recognized a pretax loss of $141 million, reported in other (income) expense, net in the Consolidated Statement of Income, related to the cost to decommission wells and production facilities previously sold to a third party. In June 2013, as a result of a Chapter 11 bankruptcy declaration by the third party, the U.S. Department of the Interior ordered Anadarko to perform the decommissioning of the facility and related wells. These wells and production facilities are no longer owned by the Company nor related to its current operations. Anadarko expects to complete decommissioning of the production facilities in 2014 and the wells in 2015. Decommissioning obligations of $56 million were included in accrued expenses and $85 million were included in other long-term liabilities in the Consolidated Balance Sheet at June 30, 2013. Actual costs may vary from this estimate; however, the Company does not believe that such variation will materially impact its consolidated financial position, results of operations, or cash flows.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Income Taxes

       The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2013	2012	2013	2012
Income tax expense (benefit)	$567	$164	$1,023	$516
Effective tax rate	37%	174%	41%	20%

       The increase from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2013, and the three months ended June 30, 2012, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes.
       The decrease from the 35% U.S. federal statutory rate for the six months ended June 30, 2012, was primarily attributable to the non-taxable resolution of the Algeria exceptional profits tax dispute. This amount was partially offset by the tax impact from foreign operations and Algerian exceptional profits taxes.

14. Supplemental Cash Flow Information

       The following summarizes cash paid (received) for interest (net of amounts capitalized) and income taxes, as well as non-cash investing transactions:

	Six Months Ended June 30,
millions	2013	2012
Cash paid (received)
Interest	$313	$354
Income taxes	$103	$(40)
Non-cash investing activities
Fair value of properties and equipment received in non-cash exchange transactions	$13	$31

15. Segment Information

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Segment Information (Continued)

       To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; exploration expense; depreciation, depletion, and amortization (DD&A); impairments; interest expense; unrealized (gains) losses on derivatives, net; realized (gains) losses on interest-rate and other derivatives, net; and certain items not related to the Company’s normal operations, less net income attributable to noncontrolling interests. During the periods presented, these items included Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, Tronox-related contingent loss, and certain other nonoperating items included in other (income) expense, net. The Company’s definition of Adjusted EBITDAX excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Finally, unrealized (gains) losses on derivatives, net and realized (gains) losses on interest-rate and other derivatives, net are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.
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

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2013	2012	2013	2012
Income (loss) before income taxes	$1,526	$94	$2,466	$2,629
Exploration expense	178	1,121	442	1,365
DD&A	940	1,027	1,962	1,957
Impairments	10	112	39	162
Interest expense	172	190	336	376
Unrealized (gains) losses on derivatives, net	(641)	225	(395)	83
Realized (gains) losses on interest-rate and other derivatives, net	—	2	—	2
Deepwater Horizon settlement and related costs	4	3	7	11
Algeria exceptional profits tax settlement	—	—	33	(1,804)
Tronox-related contingent loss	—	(525)	—	(250)
Certain other nonoperating items	85	—	85	—
Less net income attributable to noncontrolling interests	30	19	54	46
Consolidated Adjusted EBITDAX	$2,244	$2,230	$4,921	$4,485

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Segment Information (Continued)

       Information presented below as “Other and Intersegment Eliminations” includes results from hard-minerals royalty arrangements and corporate, financing, and certain hedging activities. The following summarizes selected financial information for Anadarko’s reporting segments:

	Oil and Gas			Other and
	Exploration			Intersegment
millions	& Production	Midstream	Marketing	Eliminations	Total
Three Months Ended June 30, 2013
Sales revenues	$1,587	$88	$1,765	$—	$3,440
Intersegment revenues	1,526	265	(1,639)	(152)	—
Gains (losses) on divestitures and other, net	1	—	—	56	57
Total revenues and other	3,114	353	126	(96)	3,497
Operating costs and expenses (1)	845	209	164	7	1,225
Realized (gains) losses on commodity derivatives, net	—	—	—	(21)	(21)
Other (income) expense, net (2)	—	—	—	13	13
Net income attributable to noncontrolling interests	—	30	—	—	30
Total expenses and other	845	239	164	(1)	1,247
Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(6)	—	(6)
Adjusted EBITDAX	$2,269	$114	$(44)	$(95)	$2,244

Three Months Ended June 30, 2012
Sales revenues	$1,888	$81	$1,231	$—	$3,200
Intersegment revenues	1,035	220	(1,124)	(131)	—
Gains (losses) on divestitures and other, net	(12)	(1)	—	35	22
Total revenues and other	2,911	300	107	(96)	3,222
Operating costs and expenses (1)	873	174	158	33	1,238
Realized (gains) losses on commodity derivatives, net	—	—	—	(263)	(263)
Other (income) expense, net (2)	—	—	—	6	6
Net income attributable to noncontrolling interests	—	19	—	—	19
Total expenses and other	873	193	158	(224)	1,000
Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	8	—	8
Adjusted EBITDAX	$2,038	$107	$(43)	$128	$2,230
 __________________________________________________________________

(1)
Operating costs and expenses excludes exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, and Algeria exceptional profits tax settlement since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes Tronox-related contingent loss and certain other nonoperating items since these expenses are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Segment Information (Continued)

	Oil and Gas			Other and
	Exploration			Intersegment
millions	& Production	Midstream	Marketing	Eliminations	Total
Six Months Ended June 30, 2013
Sales revenues	$3,128	$172	$3,858	$—	$7,158
Intersegment revenues	3,388	518	(3,605)	(301)	—
Gains (losses) on divestitures and other, net	5	—	—	227	232
Total revenues and other	6,521	690	253	(74)	7,390
Operating costs and expenses (1)	1,726	397	328	27	2,478
Realized (gains) losses on commodity derivatives, net	—	—	—	(72)	(72)
Other (income) expense, net (2)	—	—	—	7	7
Net income attributable to noncontrolling interests	—	54	—	—	54
Total expenses and other	1,726	451	328	(38)	2,467
Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(2)	—	(2)
Adjusted EBITDAX	$4,795	$239	$(77)	$(36)	$4,921

Six Months Ended June 30, 2012
Sales revenues	$3,787	$168	$2,657	$—	$6,612
Intersegment revenues	2,209	469	(2,419)	(259)	—
Gains (losses) on divestitures and other, net	(29)	(2)	—	88	57
Total revenues and other	5,967	635	238	(171)	6,669
Operating costs and expenses (1)	1,799	363	312	81	2,555
Realized (gains) losses on commodity derivatives, net	—	—	—	(400)	(400)
Other (income) expense, net (2)	—	—	—	(4)	(4)
Net income attributable to noncontrolling interests	—	46	—	—	46
Total expenses and other	1,799	409	312	(323)	2,197
Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	13	—	13
Adjusted EBITDAX	$4,168	$226	$(61)	$152	$4,485
 __________________________________________________________________

(1)
Operating costs and expenses excludes exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, and Algeria exceptional profits tax settlement since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes Tronox-related contingent loss and certain other nonoperating items since these expenses are excluded from Adjusted EBITDAX.

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
       The following summarizes the Company’s pension and other postretirement benefit cost:

	Pension Benefits		Other Benefits
millions	2013	2012	2013	2012
Three Months Ended June 30
Service cost	$22	$19	$3	$3
Interest cost	19	22	3	4
Expected return on plan assets	(23)	(22)	—	—
Amortization of net actuarial loss (gain)	30	23	—	—
Amortization of net prior service cost (credit)	—	—	—	1
Net periodic benefit cost	$48	$42	$6	$8

Six Months Ended June 30
Service cost	$43	$38	$5	$5
Interest cost	39	43	7	8
Expected return on plan assets	(46)	(45)	—	—
Amortization of net actuarial loss (gain)	59	46	—	—
Amortization of net prior service cost (credit)	—	—	—	1
Net periodic benefit cost	$95	$82	$12	$14

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

       These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about energy markets

•	production levels

•	reserves levels

•	operating results

•	competitive conditions

•	technology

•	availability of capital resources, levels of capital expenditures, and other contractual obligations

•	supply and demand for, the price of, and the commercializing and transporting of natural gas, crude oil, natural gas liquids (NGLs), and other products or services

•	volatility in the commodity-futures market

•	weather

•	inflation

•	availability of goods and services, including unexpected changes in costs

•	drilling risks

•	future processing volumes and pipeline throughput

•	general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business

•	the Company’s inability to timely obtain or maintain permits, including those necessary for drilling and/or development projects

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

Significant operating and financial activities during the second quarter of 2013 include the following:

Overall

•	Anadarko’s second-quarter sales volumes totaled 750 thousand barrels of oil equivalent per day (MBOE/d), representing a 1% increase over the second quarter of 2012.

•
Anadarko’s second-quarter liquids sales volumes were 309 thousand barrels per day (MBbls/d), representing a 3% decrease from the second quarter of 2012 primarily due to timing of international cargo liftings; scheduled downtime for maintenance, well work, and natural production declines in the Gulf of Mexico; and ethane rejection in the Rocky Mountains Region (Rockies).

U.S. Onshore

•
U.S. onshore second-quarter sales volumes were 568 MBOE/d, representing a 12% increase from the second quarter of 2012, primarily due to increased sales volumes from the Wattenberg field and the Marcellus, Eagleford, and Haynesville shales, partially offset by 2013 ethane rejection in the Rockies and a natural decline in the Powder River basin.

•	Liquids sales volumes from the Wattenberg field averaged more than 60 MBbls/d, which represented an increase of more than 37% over the second quarter of 2012.

•	Liquids sales volumes from the Eagleford shale averaged 32 MBbls/d, which represented an increase of 62% over the second quarter of 2012.

Gulf of Mexico

•
Gulf of Mexico second-quarter sales volumes were 99 MBOE/d, representing a 25% decrease from the second quarter of 2012, primarily due to scheduled downtime for maintenance, well work, and natural production declines.

•
The Company drilled the successful Phobos exploration well (30% working interest) in the Sigsbee Escarpment block 39, encountering approximately 250 net feet of oil pay in the Lower Tertiary-aged reservoirs.

•	The Company drilled the successful Raptor exploration well (50% working interest) in the Desoto Canyon block 535, encountering approximately 150 net feet of high-quality oil pay.

•	The Company participated in the successful Yucatan exploration well (15% working interest) in the Walker Ridge block 95, encountering more than 120 net feet of high-quality oil pay.

•
The Company entered into a carried-interest arrangement that requires a third-party partner to fund $860 million of Anadarko’s capital costs to earn a 12.75% working interest in the Heidelberg development.

•	Anadarko and its partners officially sanctioned Heidelberg and expect to achieve first oil in mid-2016.

•
The Company successfully transported its 80,000-barrels-of-oil-per-day Lucius spar from the fabrication yard in Pori, Finland to Corpus Christi, Texas, with plans to install the spar in Keathley Canyon block 875 during the third quarter of 2013.

International

•	International second-quarter sales volumes were 71 MBOE/d, representing a 17% decrease from the second quarter of 2012, primarily due to timing of cargo liftings in Algeria and China.

•	The Company sold its first delivery of crude oil from the El Merk project in Algeria and the second oil train is being commissioned.

•
The Company successfully drilled the Orca-1 discovery well (36.5% working interest) in Offshore Area 1 in Mozambique, encountering approximately 190 net feet of natural-gas pay in a Paleocene fan system.

•	The Company drilled the successful Espadarte exploration well (36.5% working interest) in Offshore Area 1 in Mozambique, encountering approximately 280 net feet of natural-gas pay.

•	Anadarko and its partners received government approval for the Plan of Development for the Tweneboa/Enyenra/Ntomme deepwater oil project offshore Ghana.

Financial

•	Anadarko’s net income attributable to common stockholders totaled $929 million.

•	The Company generated $2.5 billion of cash flows from operations and ended the quarter with $4.6 billion of cash on hand.

•	Anadarko collected $248 million associated with the Algeria exceptional profits tax receivable.

•	Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, issued approximately seven million common units to the public, raising net proceeds of $416 million.

•	WES reduced its outstanding borrowings under its five-year, $800 million senior unsecured revolving credit facility maturing in March 2016 (RCF) by $135 million.

       The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended June 30, 2013,” refer to the comparison of the three months ended June 30, 2013, to the three months ended June 30, 2012, and any increases or decreases “for the six months ended June 30, 2013,” refer to the comparison of the six months ended June 30, 2013, to the six months ended June 30, 2012. The primary factors that affect the Company’s results of operations include commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2013	2012	2013	2012
Financial Results
Revenues and other	$3,497	$3,222	$7,390	$6,669
Costs and expenses	2,357	3,501	4,961	4,246
Other (income) expense	(386)	(373)	(37)	(206)
Income tax expense (benefit)	567	164	1,023	516
Net income (loss) attributable to common stockholders	$929	$(89)	$1,389	$2,067
Net income (loss) per common share attributable to common stockholders—diluted	$1.83	$(0.18)	$2.74	$4.10
Average number of common shares outstanding—diluted	504	500	504	501

Operating Results
Adjusted EBITDAX (1)	$2,244	$2,230	$4,921	$4,485
Sales volumes (MMBOE)	69	68	140	132
 ________________________________________________________________________________________________________
MMBOE—million barrels of oil equivalent

(1)
See Operating Results—Segment Analysis—Adjusted EBITDAX for a description of Adjusted EBITDAX, which is not a U.S. Generally Accepted Accounting Principles (GAAP) measure, and for a reconciliation of Adjusted EBITDAX to income (loss) before income taxes, which is presented in accordance with GAAP.

FINANCIAL RESULTS

Net Income (Loss) Attributable to Common Stockholders    For the three months ended June 30, 2013, Anadarko’s net income attributable to common stockholders totaled $929 million, or $1.83 per share (diluted), compared to a net loss attributable to common stockholders of $89 million, or $0.18 per share (diluted), for the three months ended June 30, 2012. Anadarko’s net loss for the three months ended June 30, 2012, included $844 million for impairments of certain unproved properties. For the six months ended June 30, 2013, Anadarko’s net income attributable to common stockholders totaled $1.4 billion, or $2.74 per share (diluted), compared to net income attributable to common stockholders of $2.1 billion, or $4.10 per share (diluted), for the same period of 2012. Anadarko’s net income for the six months ended June 30, 2012, included $1.8 billion related to the favorable resolution of the Algerian exceptional profits tax dispute with Sonatrach and $844 million for impairments of certain unproved properties.
Sales Revenues and Volumes

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Sales Revenues
Natural-gas sales	$935	89%	$496	$1,742	63%	$1,069
Oil and condensate sales	1,995	(10)	2,222	4,372	(2)	4,466
Natural-gas liquids sales	261	(7)	282	564	(10)	624
Total	$3,191	6	$3,000	$6,678	8	$6,159

       Anadarko’s total sales revenues increased for the three months ended June 30, 2013, primarily due to higher sales volumes for natural gas and NGLs, and higher average natural-gas prices, partially offset by lower average crude-oil and NGLs prices, and lower sales volumes for crude oil. Anadarko’s total sales revenues increased for the six months ended June 30, 2013, primarily due to higher sales volumes for all products and higher average natural-gas prices, partially offset by lower average crude-oil and NGLs prices.

	Three Months Ended June 30,
millions	Natural Gas	Oil and Condensate	NGLs	Total
2012 sales revenues	$496	$2,222	$282	$3,000
Changes associated with sales volumes	21	(144)	25	(98)
Changes associated with prices	418	(83)	(46)	289
2013 sales revenues	$935	$1,995	$261	$3,191

	Six Months Ended June 30,
millions	Natural Gas	Oil and Condensate	NGLs	Total
2012 sales revenues	$1,069	$4,466	$624	$6,159
Changes associated with sales volumes	74	154	57	285
Changes associated with prices	599	(248)	(117)	234
2013 sales revenues	$1,742	$4,372	$564	$6,678

	Three Months Ended June 30,			Six Months Ended June 30,
Sales Volumes	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Barrels of Oil Equivalent (MMBOE except percentages)
United States	62	3%	60	124	7%	116
International	7	(17)	8	16	—	16
Total	69	1	68	140	6	132

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	679	3%	657	687	8%	639
International	71	(17)	85	84	—	84
Total	750	1	742	771	7	723

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

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
United States
Sales volumes—Bcf	241	4%	230	483	7%	450
MMcf/d	2,647	4	2,544	2,668	8	2,480
Price per Mcf	$3.88	80	$2.15	$3.61	52	$2.37
Natural-gas sales revenues (millions)	$935	89	$496	$1,742	63	$1,069
 _______________________________________________________________________________
Bcf—billion cubic feet
MMcf/d—million cubic feet per day
Mcf—thousand cubic feet

       The Company’s natural-gas sales volumes increased 103 MMcf/d for the three months ended June 30, 2013, and 188 MMcf/d for the six months ended June 30, 2013. Sales volumes for the Southern and Appalachia Region increased 254 MMcf/d for the three months ended June 30, 2013, and 268 MMcf/d for the six months ended June 30, 2013, primarily due to infrastructure expansions in 2012 that allowed the Company to bring wells online in the Eagleford and Marcellus shales, as well as new wells drilled in the liquids-rich Haynesville shale. These increases were partially offset by lower sales volumes in the Gulf of Mexico of 78 MMcf/d for the three months ended June 30, 2013, and 38 MMcf/d for the six months ended June 30, 2013, primarily due to natural production declines. Also, sales volumes for the Rockies decreased 73 MMcf/d for the three months ended June 30, 2013, and 42 MMcf/d for the six months ended June 30, 2013, primarily due to a natural production decline in the Powder River basin, partially offset by higher natural-gas sales volumes due to increased horizontal drilling in the Wattenberg field.
       The average natural-gas price Anadarko received increased for the three and six months ended June 30, 2013, due to increased U.S. residential and commercial demand. This contributed to a reduction in overall U.S. storage levels, which are in line with the 5-year average.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
United States
Sales volumes—MMBbls	14	(1)%	15	28	6%	27
MBbls/d	155	(1)	156	157	6	148
Price per barrel	$94.99	(3)	$98.20	$96.17	(5)	$101.76
International
Sales volumes—MMBbls	7	(17)%	8	16	—%	16
MBbls/d	71	(17)	85	84	—	84
Price per barrel	$102.05	(4)	$106.77	$107.89	(5)	$113.30
Total
Sales volumes—MMBbls	21	(6)%	23	44	3%	43
MBbls/d	226	(6)	241	241	4	232
Price per barrel	$97.21	(4)	$101.22	$100.26	(5)	$105.94
Oil and condensate sales revenues (millions)	$1,995	(10)	$2,222	$4,372	(2)	$4,466
 _______________________________________________________________________________
MMBbls—million barrels
MBbls/d—thousand barrels per day

       Anadarko’s total crude-oil and condensate sales volumes decreased 15 MBbls/d for the three months ended June 30, 2013. Sales volumes in the Gulf of Mexico decreased 19 MBbls/d due to scheduled downtime for maintenance, well work, and natural production declines. Internationally, sales volumes decreased 16 MBbls/d in Algeria and 8 MBbls/d in China due to timing of cargo liftings, partially offset by a 10 MBbls/d increase associated with an additional cargo lifting in Ghana as a result of enhanced production due to successful acid stimulations in 2012 and additional Phase 1A Jubilee wells brought online. Sales volumes for the Rockies increased 14 MBbls/d primarily due to increased horizontal drilling in the Wattenberg field. Sales volumes for the Southern and Appalachia Region increased 6 MBbls/d as a result of horizontal drilling and infrastructure expansions in the Eagleford shale.
       Anadarko’s total crude-oil and condensate sales volumes increased 9 MBbls/d for the six months ended June 30, 2013. Increased horizontal drilling in the Wattenberg field increased sales volumes in the Rockies by 16 MBbls/d. Horizontal drilling and infrastructure expansions in the Eagleford shale led to a 7 MBbls/d sales-volume improvement in the Southern and Appalachia Region. Sales volumes in the Gulf of Mexico decreased by 11 MBbls/d primarily due to scheduled downtime for maintenance, well work, and natural production declines.
       Anadarko’s average crude-oil price received decreased for the three and six months ended June 30, 2013, due to U.S.-dollar strength and renewed economic growth concerns in Europe and China, which outweighed continuing supply disruption concerns associated with political and civil unrest in the Middle East and North Africa.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
United States
Sales volumes—MMBbls	7	9%	7	15	9%	14
MBbls/d	83	9	77	85	8	78
Price per barrel	$34.33	(15)	$40.41	$36.29	(17)	$43.82
Natural-gas liquids sales revenues (millions)	$261	(7)	$282	$564	(10)	$624

       NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes increased by 6 MBbls/d for the three months ended June 30, 2013, and 7 MBbls/d for the six months ended June 30, 2013. Sales volumes for the Southern and Appalachia Region increased 15 MBbls/d for the three months ended June 30, 2013, and 12 MBbls/d for the six months ended June 30, 2013, as a result of continued horizontal drilling and 2012 infrastructure expansion in the Eagleford shale, and horizontal drilling in the Haynesville shale. This increase was partially offset by lower sales volumes in the Rockies of 6 MBbls/d for the three months ended June 30, 2013, and 5 MBbls/d for the six months ended June 30, 2013, primarily due to ethane rejection in 2013.
       Anadarko’s average NGLs price received decreased for the three and six months ended June 30, 2013, primarily due to lower market prices for ethane and propane due to higher U.S. inventory levels. Ethane production capacity remains elevated relative to demand, resulting in ethane rejection to balance the market.

Gathering, Processing, and Marketing Margin

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Gathering, processing, and marketing sales	$249	25%	$200	$480	6%	$453
Gathering, processing, and marketing expenses	222	25	178	421	15	367
Margin	$27	23	$22	$59	(31)	$86

       The gathering, processing, and marketing margin increased by $5 million for the three months ended June 30, 2013. This increase is due to higher gathering revenue from increased throughput across several of Anadarko’s systems and higher marketing margins.
       The gathering, processing, and marketing margin decreased by $27 million for the six months ended June 30, 2013, primarily due to reduced natural-gas processing margins. This decrease was partially offset by increased gathering revenue discussed above and higher marketing margins. Also, for the three and six months ended June 30, 2013, the gathering, processing, and marketing margin decreased due to higher transportation expenses.

Gains (Losses) on Divestitures and Other, net

       Gains (losses) on divestitures and other, net increased by $35 million for the three months ended June 30, 2013, primarily due to a 2013 gain on divestiture of hard-mineral interests in Battle Mountain, Nevada of $12 million and 2012 losses associated with divestitures of oil and gas properties in the United States of $13 million.
       Gains (losses) on divestitures and other, net increased by $175 million for the six months ended June 30, 2013, primarily due to a $140 million gain associated with the Company’s divestiture of its interests in a soda ash joint venture during the first quarter of 2013 and gains (losses) on divestitures discussed above. The Company divested its interests in the soda ash joint venture for $310 million and potential additional consideration based on future revenue. The Company retained its royalty interest in minerals, such as natural soda ash, mined from the Company’s Land Grant.

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Oil and gas operating (millions)	$245	(2)%	$249	$492	—%	$491
Oil and gas operating—per BOE	3.59	(2)	3.68	3.52	(6)	3.73
Oil and gas transportation and other (millions)	253	13	223	508	10	463
Oil and gas transportation and other—per BOE	3.70	12	3.30	3.64	4	3.51

       For the three months ended June 30, 2013, oil and gas operating expenses decreased by $4 million due to lower platform maintenance costs primarily in the Gulf of Mexico, while the related per barrel of oil equivalent (BOE) costs decreased by $0.09 as a result of increased sales volumes.
       For the six months ended June 30, 2013, oil and gas operating expenses were flat compared to the six months ended June 30, 2012, while the per BOE costs decreased by $0.21 due to increased sales volumes.
       Oil and gas transportation and other expenses increased by $30 million for the three months ended June 30, 2013, and $45 million for the six months ended June 30, 2013, primarily due to higher gas-gathering and transportation costs attributable to higher volumes and increased costs related to growth in the Company’s U.S. onshore asset base. For the three months ended June 30, 2013, oil and gas transportation and other expenses per BOE increased by $0.40 primarily due to the higher costs discussed above. For the six months ended June 30, 2013, oil and gas transportation and other expenses per BOE increased by $0.13 primarily due to the higher costs discussed above, partially offset by increased sales volumes.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2013	2012	2013	2012
Exploration Expense
Dry hole expense	$66	$115	$224	$204
Impairments of unproved properties	20	923	39	983
Geological and geophysical expenses	23	14	60	49
Exploration overhead and other	69	69	119	129
Total exploration expense	$178	$1,121	$442	$1,365

       For the three months ended June 30, 2013, unproved property impairments decreased by $903 million. During the second quarter of 2012, the Company recognized $720 million associated with the impairment of unproved Powder River coalbed methane properties in the Rockies primarily due to lower natural-gas prices and $124 million associated with the impairment of an unproved Gulf of Mexico natural-gas property that the Company did not plan to pursue under the forecasted natural-gas price environment. In addition, unproved property impairments for the three months ended June 30, 2013, decreased by $36 million as a result of a 2013 change in the Company’s estimated success rate associated with certain unproved Gulf of Mexico properties. For the three months ended June 30, 2013, dry hole expense decreased by $49 million primarily associated with 2012 dry hole expense for wells in the Gulf of Mexico, Sierra Leone, and Ghana, partially offset by 2013 dry hole expense for wells in Côte d’Ivoire and Mozambique.
       For the six months ended June 30, 2013, unproved property impairments decreased by $944 million primarily due to the 2012 impairments of unproved properties discussed above and a decrease of $72 million as a result of a 2013 change in the Company’s estimated success rate associated with certain unproved Gulf of Mexico properties. For the six months ended June 30, 2013, dry hole expense increased by $20 million primarily due to 2013 dry hole expense for wells in Sierra Leone, Kenya, and Mozambique, partially offset by 2012 dry hole expense for wells in the Gulf of Mexico, Alaska, and Brazil.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
General and administrative	$260	(1)%	$262	$532	—%	$531
Depreciation, depletion, and amortization	940	(8)	1,027	1,962	—	1,957
Other taxes	245	(25)	326	525	(25)	703
Impairments	10	(91)	112	39	(76)	162

       For the three months ended June 30, 2013, general and administrative (G&A) expense decreased by $2 million primarily due to lower legal and consulting fees of $26 million, partially offset by higher employee-related expenses of $23 million related to operational expansions and increased employee-benefit-related expenses. For the six months ended June 30, 2013, G&A expense increased by $1 million primarily due to $50 million of higher employee-related expenses as a result of operational expansions and increased employee-benefit-related expenses, partially offset by lower legal and consulting fees of $45 million and other G&A expenses.
       For the three months ended June 30, 2013, depreciation, depletion, and amortization (DD&A) expense decreased by $87 million primarily due to the 2012 accelerated depletion of certain fields in the Gulf of Mexico. For the six months ended June 30, 2013, DD&A increased by $5 million primarily due to higher sales volumes in 2013, partially offset by the accelerated depletion discussed above.
       For the three months ended June 30, 2013, other taxes decreased by $81 million primarily due to decreased sales volumes in Algeria and China and lower crude-oil prices, resulting in lower Algerian exceptional profits taxes of $54 million and lower Chinese windfall profits taxes of $22 million. For the six months ended June 30, 2013, other taxes decreased by $178 million primarily related to lower Algerian exceptional profits taxes of $126 million due to a lower Algeria effective tax rate resulting from the resolution of the Algeria exceptional profits tax dispute, decreased sales volumes, and lower crude-oil prices. In addition, lower sales volumes and crude-oil prices resulted in a $30 million decrease in U.S. production and severance taxes primarily in Alaska and a $29 million decrease in Chinese windfall profits taxes.

       Impairment expense of $10 million for the three months ended June 30, 2013, related to the Company’s Venezuelan cost-method investment due to declines in estimated recoverable value. Impairment expense for the three months ended June 30, 2012, included $79 million related to certain onshore domestic oil and gas exploration and production properties and $5 million related to midstream properties due to lower natural-gas prices, $17 million related to downward reserves revisions for a Gulf of Mexico property that was near the end of its economic life, and $11 million related to the Company’s Venezuelan cost-method investment due to declines in estimated recoverable value.
       Impairment expense for the six months ended June 30, 2013, included $29 million related to a midstream property that was impaired due to a reduction in estimated future cash flows and $10 million related to the Company’s Venezuelan cost-method investment, as discussed above. Impairment expense for the six months ended June 30, 2012, included $112 million of impairments recognized in the second quarter of 2012, as discussed above, and $50 million related to downward reserves revisions for a Gulf of Mexico property that was near the end of its economic life.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2013	2012	2013	2012
Algeria exceptional profits tax settlement	$—	$—	$33	$(1,804)
Deepwater Horizon settlement and related costs	4	3	7	11

       In March 2012, Anadarko and Sonatrach resolved the exceptional profits tax dispute. The resolution provided for delivery to the Company of crude oil valued at approximately $1.7 billion and the elimination of $62 million of previously recorded and unpaid transportation charges. The Company recognized a $1.8 billion credit in the Costs and Expenses section of the Consolidated Statement of Income for the three months ended June 30, 2012, to reflect the effect of this agreement for previously recorded expenses. At June 30, 2013, the Company had collected approximately $1.7 billion associated with the Algeria exceptional profits tax receivable and expects to collect the remaining $32 million in the third quarter of 2013. In March 2013, the Company revised its estimate of income tax expense related to the elimination of previously recorded and unpaid transportation charges and recognized a $33 million unfavorable adjustment to the settlement, which was offset by an equivalent income tax benefit also recognized in March 2013.
       For the three and six months ended June 30, 2013 and 2012, Deepwater Horizon settlement and related costs included legal expenses and related costs associated with the Deepwater Horizon events. See Note 12—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Other (Income) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Interest Expense
Current debt, long-term debt, and other	$238	1%	$236	$470	(3)%	$486
Capitalized interest	(66)	(43)	(46)	(134)	(22)	(110)
Interest expense	$172	(9)	$190	$336	(11)	$376

       Interest expense decreased by $18 million for the three months ended June 30, 2013, and $40 million for the six months ended June 30, 2013. These decreases were primarily due to an increase in capitalized interest related to higher construction-in-progress balances for long-term capital projects and the repayment of outstanding borrowings during 2012 associated with the five-year, $5.0 billion senior secured revolving credit facility maturing in September 2015 ($5.0 billion Facility). For additional information regarding the Company’s financing activities, see Liquidity and Capital Resources.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2013	2012	2013	2012
(Gains) Losses on Derivatives, net
Commodity derivatives
Realized (gains) losses
Natural gas	$16	$(224)	$(51)	$(394)
Oil and condensate	(34)	(36)	(16)	(3)
Natural gas liquids	(3)	(3)	(5)	(3)
Total realized (gains) losses	(21)	(263)	(72)	(400)
Unrealized (gains) losses
Natural gas	(258)	288	11	202
Oil and condensate	(110)	(414)	(50)	(241)
Natural gas liquids	(5)	(31)	—	(29)
Total unrealized (gains) losses	(373)	(157)	(39)	(68)
Total (gains) losses on commodity derivatives, net	(394)	(420)	(111)	(468)
Interest-rate and other derivatives
Realized (gains) losses	—	2	—	2
Unrealized (gains) losses	(262)	374	(354)	138
Total (gains) losses on interest-rate and other derivatives, net	(262)	376	(354)	140
Total (gains) losses on derivatives, net	$(656)	$(44)	$(465)	$(328)

       The Company enters into commodity derivatives to manage the risk of a decrease in the market prices for its anticipated sales of production. The change in (gains) losses on commodity derivatives, net includes the impact of derivatives entered into or settled within each period and price changes related to positions open at June 30 of both years. For additional information on (gains) losses on commodity derivatives, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Other (Income) Expense, net
Interest income	$(2)	—%	$(2)	$(4)	—%	$(4)
Other	100	(119)	(517)	96	(138)	(250)
Total other (income) expense, net	$98	(119)	$(519)	$92	(136)	$(254)

       Total other income decreased by $617 million for the three months ended June 30, 2013, and $346 million for the six months ended June 30, 2013, primarily due to the 2012 reversal of a Tronox-related contingent loss. See Note 12—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. In addition, during the second quarter of 2013, the Company recognized a pretax loss of $141 million related to the cost to decommission wells and production facilities previously sold to a third party. In June 2013, as a result of a Chapter 11 bankruptcy declaration by the third party, the U.S. Department of the Interior ordered Anadarko to perform the decommissioning of the facility and related wells. These wells and production facilities are no longer owned by the Company nor related to its current operations. Anadarko expects to complete decommissioning of the production facilities in 2014 and the wells in 2015. These decreases were partially offset by the second-quarter 2013 reversal of the $56 million tax indemnification liability associated with the 2006 sale of the Company’s Canadian subsidiary. The indemnity was reversed as a result of certain Canadian tax legislative changes.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2013	2012	2013	2012
Income tax expense (benefit)	$567	$164	$1,023	$516
Effective tax rate	37%	174%	41%	20%

       The increase from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2013, and the three months ended June 30, 2012, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes.
       The decrease from the 35% U.S. federal statutory rate for the six months ended June 30, 2012, was primarily attributable to the non-taxable resolution of the Algeria exceptional profits tax dispute. This amount was partially offset by the tax impact from foreign operations and Algerian exceptional profits taxes.

Net Income Attributable to Noncontrolling Interests

       The Company’s net income attributable to noncontrolling interests of $30 million for the three months ended June 30, 2013, and $54 million for the six months ended June 30, 2013, primarily related to the public ownership of a 54.5% limited partner interest in WES and 9.0% limited partner interest in Western Gas Equity Partners, LP (WGP) at June 30, 2013. The Company’s net income attributable to noncontrolling interests of $19 million for the three months ended June 30, 2012, and $46 million for the six months ended June 30, 2012, primarily related to the public ownership of a 56.6% limited partner interest in WES at June 30, 2012.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX    To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes, exploration expense, DD&A, impairments, interest expense, unrealized (gains) losses on derivatives, net, realized (gains) losses on interest-rate and other derivatives, net, and certain items not related to the Company’s normal operations, less net income attributable to noncontrolling interests. During the periods presented, these items included Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, Tronox-related contingent loss, and certain other nonoperating items included in other (income) expense, net. The Company’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Finally, unrealized (gains) losses on derivatives, net and realized (gains) losses on interest-rate and other derivatives, net are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders.
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

Adjusted EBITDAX

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Income (loss) before income taxes	$1,526	NM	$94	$2,466	(6)%	$2,629
Exploration expense	178	(84)%	1,121	442	(68)	1,365
DD&A	940	(8)	1,027	1,962	—	1,957
Impairments	10	(91)	112	39	(76)	162
Interest expense	172	(9)	190	336	(11)	376
Unrealized (gains) losses on derivatives, net	(641)	NM	225	(395)	NM	83
Realized (gains) losses on interest-rate and other derivatives, net	—	(100)	2	—	(100)	2
Deepwater Horizon settlement and related costs	4	33	3	7	(36)	11
Algeria exceptional profits tax settlement	—	NM	—	33	NM	(1,804)
Tronox-related contingent loss	—	100	(525)	—	100	(250)
Certain other nonoperating items	85	NM	—	85	NM	—
Less net income attributable to noncontrolling interests	30	58	19	54	17	46
Consolidated Adjusted EBITDAX	$2,244	1	$2,230	$4,921	10	$4,485

Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$2,269	11%	$2,038	$4,795	15%	$4,168
Midstream	114	7	107	239	6	226
Marketing	(44)	(2)	(43)	(77)	(26)	(61)
Other and intersegment eliminations	(95)	(174)	128	(36)	(124)	152
________________________________________________________________________________
NM—not meaningful

Oil and Gas Exploration and Production    Adjusted EBITDAX for the three months ended June 30, 2013, increased primarily due to higher sales volumes for natural gas and NGLs; higher natural-gas prices; and lower other taxes primarily from lower crude-oil prices and decreased sales volumes in Algeria, China, and Alaska. These increases to Adjusted EBITDAX were partially offset by lower crude-oil volumes and decreased crude-oil and NGLs prices. Adjusted EBITDAX for the six months ended June 30, 2013, increased primarily due to higher sales volumes for all products, higher natural-gas prices, and lower other taxes primarily from a lower Algerian effective tax rate, decreased crude-oil prices, and lower sales volumes in Algeria, China, and Alaska. These increases to Adjusted EBITDAX were partially offset by lower crude-oil and NGLs prices.

Midstream    The increase in Adjusted EBITDAX for the three and six months ended June 30, 2013, is primarily due to higher gathering revenue as a result of increased throughput across several of Anadarko’s systems. This increase was partially offset by lower natural-gas processing margins for the six months ended June 30, 2013.

Marketing    Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. For the three and six months ended June 30, 2013, Adjusted EBITDAX decreased primarily due to higher transportation expenses, partially offset by higher margins primarily associated with NGLs sales.

Other and Intersegment Eliminations    Other and intersegment eliminations consist primarily of corporate costs, realized gains and losses on commodity derivatives, and income from hard-minerals royalties. The decrease in Adjusted EBITDAX for the three and six months ended June 30, 2013, was primarily due to lower realized gains on commodity derivatives in 2013. Also, for the six months ended June 30, 2013, a $140 million gain associated with the Company’s divestiture of its interest in a soda ash joint venture partially offset the decrease in Adjusted EBITDAX. See Other (Income) Expense.

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
       Consistent with this approach, during the six months ended June 30, 2013, cash flows from operating activities were the primary source of capital investment funding. In addition, the Company collected $698 million associated with the Algeria exceptional profits tax receivable during the six months ended June 30, 2013, and expects to collect the remaining $32 million in the third quarter of 2013. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions.
       At June 30, 2013, Anadarko had no scheduled debt maturities for the remainder of 2013 and $775 million of scheduled debt maturities in 2014. However, Anadarko’s $500 million aggregate principal amount of 7.625% Senior Notes due March 2014, $275 million aggregate principal amount of 5.750% Senior Notes due June 2014, and Zero-Coupon Senior Notes due 2036, which can be put to the Company in October 2013 for the then-accreted value of $718 million, are classified as long-term debt on the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance these obligations using long-term debt. The Company has a variety of funding sources available, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements, and the Company’s $5.0 billion Facility. Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund the Company’s current and long-term operations.

Revolving Credit Facility    Obligations incurred under the $5.0 billion Facility, as well as obligations Anadarko has to lenders or their affiliates pursuant to certain derivative instruments as discussed in Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. At June 30, 2013, the Company had no outstanding borrowings under the $5.0 billion Facility, there were no restrictions on its ability to utilize this borrowing capacity, and the Company was in compliance with all applicable covenants.

WES Funding Sources    WES uses cash flows from operations to fund ongoing operations (including capital investments in the ordinary course of business), service its debt, and make distributions to its equity holders. As needed, WES supplements cash generated from its operating activities with proceeds from debt or equity issuances or borrowings under its RCF.
       At June 30, 2013, WES was in compliance with all covenants contained in its RCF, had outstanding borrowings under the RCF of $250 million at an interest rate of 1.70%, and had available borrowing capacity of $537 million ($800 million maximum capacity, less $250 million of outstanding borrowings and $13 million of outstanding letters of credit). See Financing Activities below.

Insurance Coverage and Other Indemnities    Anadarko maintains property and casualty insurance that includes coverage for physical damage to the Company's properties, blowout/control of a well, restoration and redrill, sudden and accidental pollution, third-party liability, workers' compensation and employers' liability, and other risks. Anadarko's insurance coverage includes deductibles that must be met prior to recovery. Additionally, the Company's insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect the Company against liability or loss from all potential consequences and damages.
       The Company's current insurance coverage includes: (a) $300 million per occurrence from Oil Insurance Limited (OIL) for physical damage to Anadarko's properties on a replacement cost basis, blowout/control of well, redrill, and sudden and accidental pollution; (b) $700 million per occurrence from the commercial markets for the items described in (a) above, which is in excess of the OIL coverage and which follows the form of OIL coverage with a few exceptions; (c) $400 million, which scales to Anadarko's working interest, for third-party liabilities including sudden and accidental pollution and aviation liability; and (d) $275 million for aircraft liability (in addition to the third-party liability limits described in (c) above). Anadarko carries no coverage for loss of production income from any of the Company’s facilities or for any losses that result from the effects of a named windstorm, for physical damage to the Company's properties, blowout/control of a well, or restoration and redrill.
       Anadarko's property and casualty insurance policies renew in June of each year. At the next renewal date scheduled for June 2014, the Company may not be able to secure similar coverage for the same costs, if at all. Future insurance coverage costs for the oil and gas industry could increase and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that the Company considers economically acceptable.
       The Company's service agreements, including drilling contracts, generally indemnify Anadarko for injuries and death to employees of the service provider and subcontractors hired by the service provider as well as for property damage suffered by the service provider and its contractors. Also, these service agreements generally indemnify Anadarko for pollution originating from the equipment of any contractors or subcontractors hired by the service provider.

Sources of Cash

Operating Activities    Anadarko’s cash flows from operating activities during the six months ended June 30, 2013, was $5.0 billion, compared to $3.9 billion for the same period of 2012. Cash flows for 2013 increased primarily due to higher sales volumes, higher average natural-gas prices, the favorable impact of changes in working capital items, and cash collected associated with the Algeria exceptional profits tax receivable, but were partially offset by lower average crude-oil and NGLs prices.
       One of the primary sources of variability in the Company’s cash flows from operating activities is fluctuations in commodity prices, which Anadarko partially mitigates by entering into commodity derivatives. Sales-volume changes also impact cash flow, but have not been as volatile as commodity prices. Anadarko’s cash flows from operating activities are also dependent on the costs related to continued operations and debt service.

Investing Activities    During the six months ended June 30, 2013, Anadarko received pretax proceeds of $418 million related to several property divestiture transactions, including the divestiture of its interests in a soda ash joint venture.

Financing Activities    During the six months ended June 30, 2013, Anadarko’s consolidated subsidiary, WES, borrowed $495 million under its RCF primarily to fund the acquisition of a 33.75% interest in certain gas-gathering systems, located in the Marcellus shale in north-central Pennsylvania, in separate transactions with Anadarko and a third party. In May 2013, WES issued approximately seven million common units to the public, raising net proceeds of $416 million, which were used to repay a portion of outstanding RCF borrowings and for other general partnership purposes, including the funding of WES’s capital expenditures.

Uses of Cash

       Anadarko invests significant capital to develop, acquire, and explore for oil and natural-gas resources and to expand its midstream infrastructure, and also utilizes cash to fund ongoing operating costs, capital contributions to equity subsidiaries, debt repayments, and distributions to its shareholders.

Capital Expenditures    The following presents the Company’s capital expenditures by category:

	Six Months Ended June 30,
millions	2013	2012
Property acquisition—exploration	$94	$96
Exploration	729	809
Development	1,850	1,938
Capitalized interest	117	100
Total oil and gas capital expenditures	2,790	2,943
Gathering, processing, and marketing and other (1)	823	656
Total capital expenditures (2)	$3,613	$3,599
 ________________________________________________________________________________________

(1)	Includes WES capital expenditures of $437 million for the six months ended June 30, 2013, and $221 million for the six months ended June 30, 2012.

(2)
Capital expenditures in the table above are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

       The Company’s capital spending increased slightly for the six months ended June 30, 2013, due to higher expenditures for domestic onshore plants and gathering systems. In March 2013, WES acquired a 33.75% interest in gas-gathering systems located in the Marcellus shale in north-central Pennsylvania from a third party for $135 million. This increase was offset by lower exploration drilling in East and West Africa, and lower construction costs to Anadarko related to the development of the Lucius project located in the Gulf of Mexico as a result of the carried-interest arrangement discussed below.
       In the second quarter of 2013, the Company entered into a carried-interest arrangement that requires a third-party partner to fund $860 million of Anadarko’s capital costs to earn a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. The third-party funding is expected to cover nearly all of Anadarko’s expected future capital costs through first production, which is expected to occur by mid-2016. At June 30, 2013, $20 million of the total $860 million obligation had been funded.
       In the third quarter of 2012, the Company entered into a carried-interest arrangement that requires a third-party partner to fund $556 million of Anadarko’s capital costs to earn a 7.2% working interest in the Lucius development, located in the Gulf of Mexico. The amount of the carry obligation represents 100% of the Company’s expected capital costs through first production. The funding obligation is expected to be complete by mid-2014. At June 30, 2013, $286 million of the total $556 million obligation had been funded.
       In the first quarter of 2011, the Company entered into a carried-interest arrangement that requires a third-party partner to fund approximately $1.6 billion of Anadarko’s capital costs in the Eagleford shale, located in South Texas, to earn a one-third interest in Anadarko’s Eagleford shale assets. The carry was fully funded in June 2013.

Investments    During the six months ended June 30, 2013, the Company made capital contributions of $235 million to equity subsidiaries.

Debt Retirements and Repayments    During the six months ended June 30, 2013, WES repaid $245 million of borrowings under its RCF with proceeds from its public offering of common units, as discussed in Sources of Cash.

Pension and Other Postretirement Contributions    During the six months ended June 30, 2013, the Company made contributions of $47 million to its funded pension plans, $2 million to its unfunded pension plans, and $6 million to its unfunded other postretirement benefit plans. During the remainder of 2013, the Company expects to contribute $50 million to its funded pension plans, $32 million to its unfunded pension plans, and $10 million to its unfunded other postretirement benefit plans.

Common Stock Dividends and Distributions to Noncontrolling Interest Owners    Anadarko paid dividends to its common stockholders of $92 million during the six months ended June 30, 2013, and $91 million during the six months ended June 30, 2012 (nine cents per share in each quarterly period). Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming an independent public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors.
       WES distributed to its unitholders, other than Anadarko and WGP, an aggregate of $59 million during the six months ended June 30, 2013, and $45 million during the six months ended June 30, 2012. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.56 per common unit for the second quarter of 2013 (to be paid in August 2013).
       WGP distributed to its unitholders, other than Anadarko, an aggregate of $4 million during the six months ended June 30, 2013. WGP has declared a cash distribution of $0.19750 per unit for the second quarter of 2013 (to be paid in August 2013).

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
       The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions. In order to reduce commodity-price risk and increase the predictability of 2013 cash flows, Anadarko entered into strategic derivative positions, which cover approximately 62% of its remaining 2013 anticipated natural-gas sales volumes and 49% of its remaining 2013 anticipated crude-oil sales volumes. In addition, the Company has derivative positions in place for 2014. In July 2013, the Company entered into 2013 fixed-price swaps for 14 MBbls/d, at an average price of $104.36 per barrel. See Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Obligations and Commitments

       In June 2013, the Company entered into a three-year operating lease agreement for a deepwater drillship expected to be delivered mid-2014. The lease obligation totals $464 million, with aggregate future annual minimum lease payments of $104 million in 2014, $154 million in 2015, $155 million in 2016, and $51 million in 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. In addition, foreign-currency exchange-rate risk exists due to anticipated foreign-currency denominated payments and receipts. These risks can affect revenues and cash flow from operating, investing, and financing activities. The Company’s risk-management policies provide for the use of derivative instruments to manage these risks. The types of commodity derivative instruments used by the Company include futures, swaps, options, and fixed-price physical-delivery contracts. The volume of commodity derivatives entered into by the Company is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties in order to satisfy these margin requirements. For additional information related to the Company’s derivative and financial instruments, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

COMMODITY-PRICE RISK    The Company’s most significant market risk relates to prices for natural gas, crude oil, and NGLs. Management expects energy prices to remain volatile. As energy prices decline or rise significantly, revenues and cash flows are likewise affected. In addition, a non-cash write-down of the Company’s oil and gas properties or goodwill may be required if commodity prices experience a significant decline. Below is a sensitivity analysis for the Company’s commodity-price-related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes    At June 30, 2013, the Company had derivative instruments in place to reduce the price risk associated with future production of 730 Bcf of natural gas and 25 MMBbls of crude oil, with a net derivative asset position of $310 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $428 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $439 million. However, any realized derivative gain or loss would be substantially offset by the realized sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes    At June 30, 2013, the Company had a net derivative asset position of $12 million (unrealized gains of $26 million and unrealized losses of $14 million) on derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

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
       At June 30, 2013, the Company had a net derivative liability position of $840 million related to interest-rate swaps. A 10% increase or decrease in interest rates would increase or decrease the aggregate fair value of outstanding interest-rate swap agreements by approximately $133 million. However, any change in the interest-rate derivative gain or loss would be substantially offset by borrowing costs associated with any future debt issuances. For a summary of the Company’s open interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
       The Company has risk related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability for its 2008 divestiture of the Peregrino field offshore Brazil. At June 30, 2013, cash of $152 million was held in escrow. A 10% increase or decrease in the foreign-currency exchange rate would not materially impact the Company’s gain or loss related to foreign currency.
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

       There were no changes in Anadarko’s internal control over financial reporting during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
        See Note 12—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and material matters that have arisen since the filing of such report.

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

       In January 2009, Tronox Incorporated (Tronox), a former subsidiary of Kerr-McGee Corporation (Kerr-McGee), which is a current subsidiary of Anadarko, and certain of Tronox’s subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Subsequently, in May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee asserting a number of claims, including claims for actual and constructive fraudulent conveyance. Tronox alleges, among other things, that it was insolvent or undercapitalized at the time it was spun off from Kerr-McGee and seeks, among other things, to recover damages, including interest, in excess of $18.9 billion from Kerr-McGee and Anadarko, as well as litigation fees and costs. For a description of the updates to this litigation since the description thereof included in Note 17—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, see Note 12—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. An adverse resolution of any proceedings related to Tronox could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2013.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1-30	567	$86.10	—
May 1-31	3,699	$86.99	—
June 1-30	28,200	$87.52	—
Second-Quarter 2013	32,466	$87.43	—	$—
 ____________________________________________________________

(1)	During the second quarter of 2013, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

Item 6. Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith or double asterisk (**) and are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number			Description	File Number

	3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as exhibit 3.3 to Form 8-K filed on May 22, 2009	1-8968

		(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 15, 2012, filed as exhibit 3.1 to Form 8-K filed on May 15, 2012	1-8968

*	10	(i)	Form of Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan (2013)

*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer

*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer

**	32		Section 1350 Certifications

*	101	.INS	XBRL Instance Document

*	101	.SCH	XBRL Schema Document

*	101	.CAL	XBRL Calculation Linkbase Document

*	101	.DEF	XBRL Definition Linkbase Document

*	101	.LAB	XBRL Label Linkbase Document

*	101	.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION (Registrant)

July 29, 2013	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer