Form 10-Q
period 2013-09-30
ANADARKO PETROLEUM CORP
filed 2013-11-04
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at October 31, 2013, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	503,266,938

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2013	2012	2013	2012
Revenues and Other
Natural-gas sales	$805	$613	$2,547	$1,682
Oil and condensate sales	2,389	2,163	6,761	6,629
Natural-gas liquids sales	325	289	889	913
Gathering, processing, and marketing sales	270	218	750	671
Gains (losses) on divestitures and other, net	64	49	296	106
Total	3,853	3,332	11,243	10,001
Costs and Expenses
Oil and gas operating	277	241	769	732
Oil and gas transportation and other	255	247	763	710
Exploration	272	297	714	1,662
Gathering, processing, and marketing	217	185	638	552
General and administrative	255	285	787	816
Depreciation, depletion, and amortization	996	979	2,958	2,936
Other taxes	294	267	819	970
Impairments	593	4	632	166
Algeria exceptional profits tax settlement	—	7	33	(1,797)
Deepwater Horizon settlement and related costs	5	4	12	15
Total	3,164	2,516	8,125	6,762
Operating Income (Loss)	689	816	3,118	3,239
Other (Income) Expense
Interest expense	177	185	513	561
(Gains) losses on derivatives, net	72	251	(393)	(77)
Other (income) expense, net	(23)	(10)	69	(264)
Total	226	426	189	220
Income (Loss) Before Income Taxes	463	390	2,929	3,019
Income tax expense (benefit)	240	248	1,263	764
Net Income (Loss)	223	142	1,666	2,255
Net income attributable to noncontrolling interests	41	21	95	67
Net Income (Loss) Attributable to Common Stockholders	$182	$121	$1,571	$2,188

Per Common Share
Net income (loss) attributable to common stockholders—basic	$0.36	$0.24	$3.11	$4.35
Net income (loss) attributable to common stockholders—diluted	$0.36	$0.24	$3.10	$4.34
Average Number of Common Shares Outstanding—Basic	503	500	502	499
Average Number of Common Shares Outstanding—Diluted	505	502	504	501
Dividends (per Common Share)	$0.18	$0.09	$0.36	$0.27

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2013	2012	2013	2012
Net Income (Loss)	$223	$142	$1,666	$2,255
Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net (1)	2	2	5	6
Adjustments for pension and other postretirement plans
Amortization of net actuarial (gain) loss to general and administrative expense (2)	18	15	56	44
Amortization of net prior service (credit) cost to general and administrative expense	1	—	1	1
Total adjustments for pension and other postretirement plans	19	15	57	45
Total	21	17	62	51
Comprehensive Income (Loss)	244	159	1,728	2,306
Comprehensive income attributable to noncontrolling interests	41	21	95	67
Comprehensive Income (Loss) Attributable to Common Stockholders	$203	$138	$1,633	$2,239
 __________________________________________________________________

(1)
Net of income tax benefit (expense) of $(1) million for the three months ended September 30, 2013, $(1) million for the three months ended September 30, 2012, $(3) million for the nine months ended September 30, 2013, and $(3) million for the nine months ended September 30, 2012.

(2)
Net of income tax benefit (expense) of $(11) million for the three months ended September 30, 2013, $(8) million for the three months ended September 30, 2012, $(32) million for the nine months ended September 30, 2013, and $(25) million for the nine months ended September 30, 2012.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
millions	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$3,939	$2,471
Accounts receivable (net of allowance of $6 million and $7 million)
Customers	1,266	1,473
Others	1,199	1,274
Algeria exceptional profits tax settlement	—	730
Other current assets	736	847
Total	7,140	6,795
Properties and Equipment
Cost	69,167	63,598
Less accumulated depreciation, depletion, and amortization	28,682	25,200
Net properties and equipment	40,485	38,398
Other Assets	2,006	1,716
Goodwill and Other Intangible Assets	5,663	5,680
Total Assets	$55,294	$52,589

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,070	$2,989
Current asset retirement obligations	311	298
Accrued expenses	1,357	707
Total	4,738	3,994
Long-term Debt	13,647	13,269
Other Long-term Liabilities
Deferred income taxes	9,372	8,759
Asset retirement obligations	1,673	1,587
Other	1,963	3,098
Total	13,008	13,444

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 521.7 million and 518.6 million shares issued)	52	51
Paid-in capital	8,521	8,230
Retained earnings	15,218	13,829
Treasury stock (18.5 million and 18.1 million shares)	(871)	(841)
Accumulated other comprehensive income (loss)	(578)	(640)
Total Stockholders’ Equity	22,342	20,629
Noncontrolling interests	1,559	1,253
Total Equity	23,901	21,882
Total Liabilities and Equity	$55,294	$52,589

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2012	$51	$8,230	$13,829	$(841)	$(640)	$1,253	$21,882
Net income (loss)	—	—	1,571	—	—	95	1,666
Common stock issued	1	230	—	—	—	—	231
Dividends—common stock	—	—	(182)	—	—	—	(182)
Repurchase of common stock	—	—	—	(30)	—	—	(30)
Subsidiary equity transactions (1)	—	61	—	—	—	320	381
Distributions to noncontrolling interest owners	—	—	—	—	—	(111)	(111)
Contributions from noncontrolling interest owners	—	—	—	—	—	2	2
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	5	—	5
Adjustments for pension and other postretirement plans	—	—	—	—	57	—	57
Balance at September 30, 2013	$52	$8,521	$15,218	$(871)	$(578)	$1,559	$23,901
 __________________________________________________________________

(1)	The $61 million increase to paid-in capital, together with the Company’s net income (loss) attributable to common stockholders totaled $1,632 million for the nine months ended September 30, 2013.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
millions	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$1,666	$2,255
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	2,958	2,936
Deferred income taxes	535	95
Dry hole expense and impairments of unproved properties	423	1,389
Impairments	632	166
(Gains) losses on divestitures, net	(165)	23
Unrealized (gains) losses on derivatives, net	(359)	539
Other	174	174
Changes in assets and liabilities
Deepwater Horizon settlement and related costs	3	25
Algeria exceptional profits tax settlement	730	(1,183)
Tronox-related contingent loss	—	(250)
(Increase) decrease in accounts receivable	246	409
Increase (decrease) in accounts payable and accrued expenses	(37)	(486)
Other items—net	(22)	27
Net cash provided by (used in) operating activities	6,784	6,119
Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(5,327)	(5,448)
Acquisition of businesses	(473)	—
Divestitures of properties and equipment and other assets	451	440
Other—net	(552)	(188)
Net cash provided by (used in) investing activities	(5,901)	(5,196)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	843	885
Repayments of debt	(495)	(2,005)
Increase (decrease) in outstanding checks	63	12
Dividends paid	(182)	(136)
Repurchase of common stock	(30)	(26)
Issuance of common stock, including tax benefit on share-based compensation awards	123	68
Sale of subsidiary units	418	212
Distributions to noncontrolling interest owners	(111)	(81)
Contributions from noncontrolling interest owners	2	14
Net cash provided by (used in) financing activities	631	(1,057)
Effect of Exchange Rate Changes on Cash	(46)	(31)
Net Increase (Decrease) in Cash and Cash Equivalents	1,468	(165)
Cash and Cash Equivalents at Beginning of Period	2,471	2,697
Cash and Cash Equivalents at End of Period	$3,939	$2,532

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

Basis of Presentation    The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets at September 30, 2013, and December 31, 2012, the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and the Consolidated Statement of Equity for the nine months ended September 30, 2013. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

2. Inventories

       The following summarizes the major classes of inventories included in other current assets:

	September 30,	December 31,
millions	2013	2012
Crude oil	$102	$91
Natural gas	41	48
NGLs	66	37
Total	$209	$176

3. Acquisitions and Divestitures

Acquisitions    Anadarko and Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, made several unrelated acquisitions during the nine months ended September 30, 2013. In March 2013, WES acquired a 33.75% interest in gas-gathering systems located in the Marcellus shale in north-central Pennsylvania for $135 million. In June 2013, WES acquired a 25% interest in a joint venture formed to design, construct, and own two fractionators located in Mont Belvieu, Texas for $78 million. In August 2013, Anadarko acquired certain oil and gas properties and related assets in the Moxa area of Wyoming for $310 million, including $306 million that represents the fair value of the oil and gas properties acquired. In September 2013, WES acquired an intrastate pipeline in southwestern Wyoming for $28 million.

Divestitures    For the nine months ended September 30, 2013, proceeds from divestitures of $451 million and net gains on divestitures of $165 million were primarily related to the Company’s divestiture of its interests in a soda ash joint venture during the first quarter of 2013. In August 2013, the Company entered into a definitive agreement to sell a 10% working interest in Mozambique’s Offshore Area 1 for $2.64 billion. The transaction is subject to governmental approvals and other customary closing conditions, and is expected to close in late 2013 or early 2014.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Impairments

       The following summarizes impairments by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2013	2012	2013	2012
Oil and gas exploration and production
Long-lived assets held for use
U.S. onshore properties	$—	$2	$—	$81
Gulf of Mexico properties	593	—	593	67
Cost-method investment	—	1	10	12
Midstream
Long-lived assets held for use	—	1	29	6
Impairments	$593	$4	$632	$166

       During the third quarter of 2013, certain Gulf of Mexico properties were impaired due to a reduction in estimated future net cash flows per barrel and downward revisions of reserves that the Company no longer plans to develop. The Company impaired its Venezuelan cost-method investment in 2013 and 2012 due to declines in estimated recoverable value. In addition, a midstream property was impaired during 2013 due to a reduction in estimated future cash flows. In 2012, certain U.S. onshore and midstream properties were impaired primarily due to lower natural-gas prices and a Gulf of Mexico property was impaired as a result of downward reserves revisions for a property that was near the end of its economic life.
       The following summarizes the post-impairment fair value of the above-described assets, by asset category and input level within the fair-value hierarchy:

millions
2013	Level 1	Level 2	Level 3 (1)	Total
Long-lived assets held for use	$—	$—	$266	$266
Cost-method investment (2)	—	—	32	32
2012
Long-lived assets held for use	$—	$—	$38	$38
Cost-method investment (2)	—	—	34	34
 __________________________________________________________________

(1)	The income approach was used to measure fair value.

(2)	This represents the Company’s after-tax net investment.

5. Suspended Exploratory Well Costs

       The Company’s suspended exploratory well costs were $2.2 billion at September 30, 2013, and $2.1 billion at December 31, 2012. The increase in suspended exploratory well costs during 2013 is primarily related to the capitalization of costs associated with successful exploration drilling in the Gulf of Mexico, Brazil, and Mozambique. Management believes projects with suspended exploratory well costs exhibit sufficient quantities of hydrocarbons to justify potential development and is actively pursuing efforts to assess whether reserves can be attributed to these projects. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the nine months ended September 30, 2013, $95 million of exploratory well costs previously capitalized as suspended exploratory well costs for greater than one year at December 31, 2012, were charged to dry hole expense.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Noncontrolling Interests

       Western Gas Equity Partners, LP (WGP) is a consolidated subsidiary formed by Anadarko to own partnership interests in WES. At September 30, 2013, Anadarko’s ownership interest in WGP consisted of a 91.0% limited partner interest and the entire general partner interest.
       WES is a limited partnership formed by Anadarko to own, operate, acquire, and develop midstream assets. During 2013, WES has issued approximately seven million common units to the public, raising net proceeds of $419 million. At September 30, 2013, WGP’s ownership interest in WES consisted of a 43.1% limited partner interest, the entire 2.0% general partner interest, and all WES incentive distribution rights. At September 30, 2013, Anadarko also owned a 0.4% limited partner interest in WES through another subsidiary.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities    The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are a combination of NYMEX West Texas Intermediate (WTI) and IntercontinentalExchange, Inc. (ICE) Brent prices. The following is a summary of the Company’s derivative instruments related to its Oil and Natural-Gas Production/Processing Derivative Activities at September 30, 2013:

	2013 Settlement		2014 Settlement
Natural Gas
Two-Way Collars (thousand MMBtu/d)	600	(1)	—
Average price per MMBtu
Ceiling sold price (call)	$4.00		$—
Floor purchased price (put)	$3.18		$—
Three-Way Collars (thousand MMBtu/d)	—	(2)	600
Average price per MMBtu
Ceiling sold price (call)	$—		$5.01
Floor purchased price (put)	$—		$3.75
Floor sold price (put)	$—		$2.75
Fixed-Price Contracts (thousand MMBtu/d)	1,185		600
Average price per MMBtu	$4.00		$4.26
Crude Oil
Three-Way Collars (MBbls/d)	26		—
Average price per barrel
Ceiling sold price (call)	$125.15		$—
Floor purchased price (put)	$105.00		$—
Floor sold price (put)	$85.00		$—
Fixed-Price Contracts (MBbls/d)	167		—
Average price per barrel	$102.74		$—
__________________________________________________________________

(1)	The two-way collars have a contract term of April 2013 to October 2013.

(2)	The Company entered into offsetting purchased and sold natural-gas three-way collars of 450,000 MMBtu/d for 2013 settlement.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Marketing and Trading Derivative Activities    In addition to the positions in the previous table, the Company also engages in marketing and trading activities. These activities include physical product sales and related fixed-to-floating derivative transactions used to manage commodity-price risk. At September 30, 2013, and December 31, 2012, the Company had fixed-price physical transactions related to natural gas totaling 10 billion cubic feet (Bcf), offset by fixed-to-floating derivative transactions totaling 10 Bcf.

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
       The Company had the following outstanding interest-rate swaps at September 30, 2013:

millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount	Start	End	Interest Rate
$750	June 2014	June 2024	6.00%
$1,100	June 2014	June 2044	5.57%
$50	September 2016	September 2026	5.91%
$750	September 2016	September 2046	5.86%

Effect of Derivative Instruments—Balance Sheet    The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	September 30,	December 31,	September 30,	December 31,
Balance Sheet Classification	2013	2012	2013	2012
Commodity derivatives
Other current assets	$359	$475	$(170)	$(197)
Other assets	50	24	(13)	(7)
Accrued expenses	48	6	(61)	(14)
Other liabilities	—	1	(2)	(7)
	457	506	(246)	(225)
Interest-rate and other derivatives
Accrued expenses (1)	—	—	(550)	—
Other liabilities (1)	—	—	(215)	(1,194)
	—	—	(765)	(1,194)
Total derivatives	$457	$506	$(1,011)	$(1,419)
 __________________________________________________________________

(1)	Interest-rate swaps with June 2014 maturity dates were reclassified from other liabilities to accrued expenses during the second quarter of 2013.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Effect of Derivative Instruments—Statement of Income    The following summarizes realized and unrealized gains and losses related to derivative instruments:

millions	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Classification of (Gain) Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity derivatives
Gathering, processing, and marketing sales (1)	$2	$(10)	$(8)	$9	$(12)	$(3)
(Gains) losses on derivatives, net	26	120	146	(46)	81	35
Interest-rate and other derivatives
(Gains) losses on derivatives, net	—	(74)	(74)	—	(428)	(428)
Total (gains) losses on derivatives, net	$28	$36	$64	$(37)	$(359)	$(396)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
Classification of (Gain) Loss Recognized	Realized	Unrealized	Total	Realized	Unrealized	Total
Commodity derivatives
Gathering, processing, and marketing sales (1)	$3	$5	$8	$—	$18	$18
(Gains) losses on derivatives, net	(200)	437	237	(600)	369	(231)
Interest-rate and other derivatives
(Gains) losses on derivatives, net	—	14	14	2	152	154
Total (gains) losses on derivatives, net	$(197)	$456	$259	$(598)	$539	$(59)
__________________________________________________________________

(1)	Represents the effect of marketing and trading derivative activities.

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
       In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across derivative types. At September 30, 2013, $305 million of the Company’s $1.0 billion gross derivative liability balance, and at December 31, 2012, $339 million of the Company’s $1.4 billion gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

       Unsecured derivative obligations may require immediate settlement or full collateralization if certain credit-risk-related provisions are triggered, such as the Company’s credit rating from major credit rating agencies declining to a level below investment grade. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $52 million (net of collateral) at September 30, 2013, and $94 million (net of collateral) at December 31, 2012. The current portion of these amounts was included in accrued expenses and the long-term portion of these amounts was included in other long-term liabilities—other on the Company’s Consolidated Balance Sheets.

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
       The following summarizes the fair value of the Company’s derivative assets and liabilities, by input level within the fair-value hierarchy:

millions
September 30, 2013	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives
Financial institutions	$4	$379	$—	$(226)	$(1)	$156
Other counterparties	—	74	—	(6)	—	68
Total derivative assets	$4	$453	$—	$(232)	$(1)	$224
Liabilities
Commodity derivatives
Financial institutions	$(4)	$(232)	$—	$226	$1	$(9)
Other counterparties	—	(10)	—	6	—	(4)
Interest-rate and other derivatives	—	(765)	—	—	—	(765)
Total derivative liabilities	$(4)	$(1,007)	$—	$232	$1	$(778)

December 31, 2012
Assets
Commodity derivatives
Financial institutions	$6	$453	$—	$(206)	$—	$253
Other counterparties	—	47	—	(5)	—	42
Total derivative assets	$6	$500	$—	$(211)	$—	$295
Liabilities
Commodity derivatives
Financial institutions	$(6)	$(202)	$—	$206	$1	$(1)
Other counterparties	—	(17)	—	5	—	(12)
Interest-rate and other derivatives	—	(1,194)	—	—	—	(1,194)
Total derivative liabilities	$(6)	$(1,413)	$—	$211	$1	$(1,207)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense

Debt    The Company’s outstanding debt is senior unsecured, except for borrowings, if any, under the $5.0 billion Facility. The following summarizes the Company’s outstanding debt:

	September 30,	December 31,
millions	2013	2012
Total debt at face value	$15,302	$14,952
Net unamortized discounts and premiums (1)	(1,655)	(1,683)
Total long-term debt	$13,647	$13,269
__________________________________________________________________

(1)	Unamortized discounts and premiums are amortized over the term of the related debt.

       Anadarko’s $500 million aggregate principal amount of 7.625% Senior Notes due March 2014 and $275 million aggregate principal amount of 5.750% Senior Notes due June 2014 are classified as long-term debt on the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance these obligations using long-term debt. The Zero-Coupon Senior Notes due 2036 (Zero Coupons) can be put to the Company in October of each year, which would cause the Company to repay up to the then-accreted value of the outstanding Zero Coupons. None of the Zero Coupons (accreted value of $718 million) were put to the Company in October 2013.

Fair Value    The Company uses a market approach to determine fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $15.8 billion at September 30, 2013, and $16.2 billion at December 31, 2012.

Debt Activity    The following summarizes the Company’s debt activity during the nine months ended September 30, 2013:

	Carrying
millions	Value	Description
Balance at December 31, 2012	$13,269
Borrowings	385	WES revolving credit facility
Other, net	9	Amortization of debt discounts and premiums
Balance at March 31, 2013	$13,663
Borrowings	110	WES revolving credit facility
Repayments	(245)	WES revolving credit facility
Other, net	10	Amortization of debt discounts and premiums
Balance at June 30, 2013	$13,538
Issuance	250	WES 2.600% Senior Notes due 2018
Borrowings	100	WES revolving credit facility
Repayments	(250)	WES revolving credit facility
Other, net	9	Amortization of debt discounts and premiums
Balance at September 30, 2013	$13,647

WES Borrowings    During the third quarter of 2013, WES repaid $250 million of outstanding borrowings under its five-year, $800 million senior unsecured revolving credit facility maturing in March 2016 (RCF) with net proceeds from its public offering of $250 million aggregate principal amount of 2.600% Senior Notes due 2018. At September 30, 2013, WES was in compliance with all covenants contained in its RCF, had outstanding borrowings under its RCF of $100 million at an interest rate of 1.68%, and had available borrowing capacity of $687 million ($800 million maximum capacity, less $100 million of outstanding borrowings and $13 million of outstanding letters of credit).

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Interest Expense    The following summarizes interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2013	2012	2013	2012
Current debt, long-term debt, and other	$240	$238	$710	$724
Capitalized interest	(63)	(53)	(197)	(163)
Interest expense	$177	$185	$513	$561

9. Stockholders’ Equity

The reconciliation between basic and diluted earnings per share attributable to common stockholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2013	2012	2013	2012
Net income (loss)
Net income (loss) attributable to common stockholders	$182	$121	$1,571	$2,188
Less distributions on participating securities	—	—	1	1
Less undistributed income allocated to participating securities	1	1	9	13
Basic	$181	$120	$1,561	$2,174
Diluted	$181	$120	$1,561	$2,174
Shares
Average number of common shares outstanding—basic	503	500	502	499
Dilutive effect of stock options	2	2	2	2
Average number of common shares outstanding—diluted	505	502	504	501
Excluded (1)	3	6	4	6
Net income (loss) per common share
Basic	$0.36	$0.24	$3.11	$4.35
Diluted	$0.36	$0.24	$3.10	$4.34

Dividends per common share	$0.18	$0.09	$0.36	$0.27
 __________________________________________________________________

(1)	Inclusion of certain shares would have had an anti-dilutive effect.

10. Accumulated Other Comprehensive Income (Loss)

       The following summarizes the after-tax changes in the balances of each component of accumulated other comprehensive income (loss):

millions	Interest-rate Derivatives Previously Subject to Hedge Accounting	Pension and Other Postretirement Plans	Total
Balance at December 31, 2012	$(61)	$(579)	$(640)
Reclassifications to Consolidated Statement of Income	5	57	62
Balance at September 30, 2013	$(56)	$(522)	$(578)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Commitments

       In June 2013, the Company entered into a three-year operating lease agreement for a deepwater drillship expected to be delivered in late 2014. The lease obligation totals $464 million, with aggregate future annual minimum lease payments of $33 million in 2014, $154 million in 2015, $155 million in 2016, and $122 million in 2017.

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

Penalties and Fines    In December 2010, the U.S. Department of Justice (DOJ), on behalf of the United States, filed a civil lawsuit in the U.S. District Court in New Orleans, Louisiana (Louisiana District Court) against several parties, including Anadarko, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. In February 2012, the Louisiana District Court entered a declaratory judgment that, as a partial owner of the Macondo well, Anadarko is liable for civil penalties under Section 311 of the CWA. The declaratory judgment addresses liability only, and does not address the amount of any civil penalty. The assessment of a civil penalty against Anadarko has been reserved until a later proceeding to be scheduled by the Louisiana District Court. In August 2012, Anadarko filed a notice of appeal in the U.S. Court of Appeals for the Fifth Circuit concerning that portion of the February 2012 declaratory judgment finding Anadarko liable for civil penalties under the CWA. The appeal is pending and oral arguments are set for December 2013.

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
       Given the Company’s lack of direct operational involvement in the event, as was reconfirmed by the Louisiana District Court in September 2013, and the subjective criteria of the CWA, the Company believes that its exposure to CWA penalties will not materially impact the Company’s consolidated financial position, results of operations, or cash flows.

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
       The first phase of the trial in the proceeding filed in the MDL by Transocean Ltd. (Transocean) under the Limitation of Liability Act commenced in February 2013 (Phase I). In April 2013, the evidence closed and all parties rested. Findings of fact, post-trial briefs, and responsive briefs were submitted in July 2013. BP, BP p.l.c., the United States, state and local governments, Halliburton Energy Services, Inc. (Halliburton), and Transocean participated in Phase I of the trial. Anadarko was excused from participation in Phase I of the trial. The issues tried in Phase I included the cause of the blow-out and all related events leading up to April 22, 2010, the date the Deepwater Horizon sank, as well as allocation of fault. The allocation of fault remains in the Phase I trial because Halliburton and Transocean have not settled with any of the parties and each wishes to prove to the court that their respective company was not at fault. The second phase of trial began in September 2013 (Phase II) and in October 2013 the evidence closed and all parties rested. The issues tried in Phase II included spill-source control and quantification of the spill for the period from April 22, 2010, until the well was capped. The Company, BP, BP p.l.c., the United States, state and local governments, Halliburton, and Transocean participated in Phase II of the trial. The judge entered an order prior to commencement of the Phase II trial excluding any evidence of Anadarko’s culpability or fault during Phase II of the trial.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies (Continued)

       Two separate class action complaints were filed in June and August 2010, in the U.S. District Court for the Southern District of New York (New York District Court) on behalf of purported purchasers of the Company’s stock between June 9, 2009, and June 12, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. In November 2010, the New York District Court consolidated the two cases. In March 2012, the New York District Court granted the plaintiffs’ motion to transfer venue to the U.S. District Court for the Southern District of Texas - Houston Division (Texas District Court). In May 2012, the Texas District Court granted the defendants’ motion to transfer the consolidated action within the district to Judge Keith P. Ellison. In July 2012, the plaintiffs filed their First Amended Consolidated Class Action Complaint. The defendants filed a renewed motion to dismiss in the Texas District Court in September 2012. In July 2013, the Texas District Court dismissed the claims relating to all but one of the alleged misstatements asserted in the plaintiffs’ complaint. The Texas District Court gave the plaintiffs 30 days to amend the complaint to attempt to rehabilitate the claims that were dismissed. The plaintiffs declined to amend the complaint. The Company filed its answer to the complaint in September 2013.
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
       In February 2012, the Company filed a motion for partial summary judgment seeking dismissal of several claims, including all actual and constructive fraudulent transfer claims protected by Section 546(e) of the Bankruptcy Code. The court has not yet ruled on that issue. Trial began in May 2012 and in September 2012, the evidence closed and both sides rested. In November 2012, the parties filed post-trial briefs and closing arguments were presented in December 2012. The parties filed final post-trial briefs in January 2013. The matter is pending before the court. To date, we have no information concerning the timing or form of decision that can be expected from the Bankruptcy Court in the Adversary Proceeding. Furthermore, Executive Benefits Insurance Agency v. Arkison, a case pending before the U.S. Supreme Court, raises certain legal issues including, but not limited to, whether affirmative consent is required for a bankruptcy court to have authority to enter a final judgment in a fraudulent transfer case. The Company is unable to determine the impact, if any, of this case on the substance or timing of a decision related to the Adversary Proceeding.
       The Company remains confident in the merits of its position and does not believe a loss resulting from litigating the Adversary Proceeding is probable. Accounting guidance requires that contingent losses be probable in nature for loss recognition to be appropriate. Accordingly, the Company’s Consolidated Balance Sheet at September 30, 2013, does not include a loss-contingency liability related to the litigation of the Adversary Proceeding.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies (Continued)

Other    During the nine months ended September 30, 2013, the Company recognized a pretax loss of $131 million, reported in other (income) expense, net in the Consolidated Statement of Income, related to the cost to decommission wells and production facilities previously sold to a third party. In June 2013, as a result of a Chapter 11 bankruptcy declaration by the third party, the U.S. Department of the Interior ordered Anadarko to perform the decommissioning of the facility and related wells. These wells and production facilities are no longer owned by the Company nor are they related to its current operations. Anadarko expects to complete decommissioning of the production facilities in 2014 and the wells in 2015. Decommissioning obligations of $44 million were included in accrued expenses and $85 million were included in other long-term liabilities on the Consolidated Balance Sheet at September 30, 2013. Actual costs may vary from this estimate; however, the Company does not believe that such variation will materially impact its consolidated financial position, results of operations, or cash flows.

13. Income Taxes

       The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2013	2012	2013	2012
Income tax expense (benefit)	$240	$248	$1,263	$764
Effective tax rate	52%	64%	43%	25%

       The increase from the 35% U.S. federal statutory rate for the three and nine months ended September 30, 2013, and the three months ended September 30, 2012, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes. The decrease from the 35% U.S. federal statutory rate for the nine months ended September 30, 2012, was primarily attributable to the non-taxable resolution of the Algeria exceptional profits tax dispute, partially offset by the tax impact from foreign operations and Algerian exceptional profits taxes.

14. Supplemental Cash Flow Information

       The following summarizes cash paid (received) for interest (net of amounts capitalized) and income taxes, as well as non-cash investing transactions:

	Nine Months Ended September 30,
millions	2013	2012
Cash paid (received)
Interest	$569	$613
Income taxes	$137	$(13)
Non-cash investing activities
Fair value of properties and equipment received in non-cash exchange transactions	$13	$65

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

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2013	2012	2013	2012
Income (loss) before income taxes	$463	$390	$2,929	$3,019
Exploration expense	272	297	714	1,662
DD&A	996	979	2,958	2,936
Impairments	593	4	632	166
Interest expense	177	185	513	561
Unrealized (gains) losses on derivatives, net	36	456	(359)	539
Realized (gains) losses on interest-rate and other derivatives, net	—	—	—	2
Deepwater Horizon settlement and related costs	5	4	12	15
Algeria exceptional profits tax settlement	—	7	33	(1,797)
Tronox-related contingent loss	—	—	—	(250)
Certain other nonoperating items	(10)	—	75	—
Less net income attributable to noncontrolling interests	41	21	95	67
Consolidated Adjusted EBITDAX	$2,491	$2,301	$7,412	$6,786

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Segment Information (Continued)

       Information presented below as “Other and Intersegment Eliminations” includes results from hard-minerals royalty arrangements and corporate, financing, and certain hedging activities. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended September 30, 2013
Sales revenues	$1,916	$95	$1,778	$—	$3,789
Intersegment revenues	1,516	287	(1,629)	(174)	—
Gains (losses) on divestitures and other, net	7	—	—	57	64
Total revenues and other	3,439	382	149	(117)	3,853
Operating costs and expenses (1)	930	216	164	(12)	1,298
Realized (gains) losses on commodity derivatives, net	—	—	—	26	26
Other (income) expense, net (2)	—	—	—	(13)	(13)
Net income attributable to noncontrolling interests	—	41	—	—	41
Total expenses and other	930	257	164	1	1,352
Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(10)	—	(10)
Adjusted EBITDAX	$2,509	$125	$(25)	$(118)	$2,491

Three Months Ended September 30, 2012
Sales revenues	$1,393	$80	$1,810	$—	$3,283
Intersegment revenues	1,587	232	(1,682)	(137)	—
Gains (losses) on divestitures and other, net	12	(6)	—	43	49
Total revenues and other	2,992	306	128	(94)	3,332
Operating costs and expenses (1)	840	182	152	51	1,225
Realized (gains) losses on commodity derivatives, net	—	—	—	(200)	(200)
Other (income) expense, net (2)	—	—	—	(10)	(10)
Net income attributable to noncontrolling interests	—	21	—	—	21
Total expenses and other	840	203	152	(159)	1,036
Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	5	—	5
Adjusted EBITDAX	$2,152	$103	$(19)	$65	$2,301
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Nine Months Ended September 30, 2013
Sales revenues	$5,044	$267	$5,636	$—	$10,947
Intersegment revenues	4,904	805	(5,234)	(475)	—
Gains (losses) on divestitures and other, net	12	—	—	284	296
Total revenues and other	9,960	1,072	402	(191)	11,243
Operating costs and expenses (1)	2,656	613	492	15	3,776
Realized (gains) losses on commodity derivatives, net	—	—	—	(46)	(46)
Other (income) expense, net (2)	—	—	—	(6)	(6)
Net income attributable to noncontrolling interests	—	95	—	—	95
Total expenses and other	2,656	708	492	(37)	3,819
Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	(12)	—	(12)
Adjusted EBITDAX	$7,304	$364	$(102)	$(154)	$7,412

Nine Months Ended September 30, 2012
Sales revenues	$5,180	$248	$4,467	$—	$9,895
Intersegment revenues	3,796	701	(4,101)	(396)	—
Gains (losses) on divestitures and other, net	(17)	(8)	—	131	106
Total revenues and other	8,959	941	366	(265)	10,001
Operating costs and expenses (1)	2,639	545	464	132	3,780
Realized (gains) losses on commodity derivatives, net	—	—	—	(600)	(600)
Other (income) expense, net (2)	—	—	—	(14)	(14)
Net income attributable to noncontrolling interests	—	67	—	—	67
Total expenses and other	2,639	612	464	(482)	3,233
Unrealized (gains) losses on derivatives, net included in marketing revenue	—	—	18	—	18
Adjusted EBITDAX	$6,320	$329	$(80)	$217	$6,786
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
       During the nine months ended September 30, 2013, the Company made contributions of $122 million to its funded pension plans, $6 million to its unfunded pension plans, and $11 million to its unfunded other postretirement benefit plans. During the fourth quarter of 2013, the Company expects to contribute $2 million to its funded pension plans, $30 million to its unfunded pension plans, and $5 million to its unfunded other postretirement benefit plans.
       The following summarizes the Company’s pension and other postretirement benefit cost:

	Pension Benefits		Other Benefits
millions	2013	2012	2013	2012
Three Months Ended September 30
Service cost	$21	$19	$2	$2
Interest cost	19	21	3	4
Expected return on plan assets	(22)	(23)	—	—
Amortization of net actuarial loss (gain)	29	23	—	—
Amortization of net prior service cost (credit)	—	—	1	—
Net periodic benefit cost	$47	$40	$6	$6

Nine Months Ended September 30
Service cost	$64	$57	$7	$7
Interest cost	58	64	10	12
Expected return on plan assets	(68)	(68)	—	—
Amortization of net actuarial loss (gain)	88	69	—	—
Amortization of net prior service cost (credit)	—	—	1	1
Net periodic benefit cost	$142	$122	$18	$20

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

OVERVIEW

       Anadarko is among the world’s largest independent exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, and NGLs. The Company also engages in the gathering, processing, treating, and transporting of natural gas, crude oil, and NGLs. The Company has production and exploration activities worldwide, including activities in the United States, Algeria, Mozambique, Ghana, China, Brazil, Kenya, Côte d’Ivoire, Liberia, Sierra Leone, New Zealand, and other countries.

Significant operating and financial activities during the third quarter of 2013 include the following:

Overall

•	Anadarko’s third-quarter sales volumes totaled 775 thousand barrels of oil equivalent per day (MBOE/d), representing a 5% increase over the third quarter of 2012.

•
Anadarko’s third-quarter liquids sales volumes were 337 thousand barrels per day (MBbls/d), representing an increase of 4% over the third quarter of 2012, primarily due to increased sales volumes in the Wattenberg field, the Eagleford shale, and the East Texas horizontal development.

U.S. Onshore

•
U.S. onshore third-quarter sales volumes were 590 MBOE/d, representing an 11% increase from the third quarter of 2012, primarily due to increased sales volumes from the Wattenberg field, the Marcellus and Eagleford shales, and the East Texas horizontal development, partially offset by a natural production decline in the Powder River basin.

•	Anadarko acquired certain oil and gas properties and related assets in the Moxa area of Wyoming for $310 million.

Gulf of Mexico

•	Gulf of Mexico third-quarter sales volumes were 82 MBOE/d, representing a 23% decrease from the third quarter of 2012, primarily due to natural production declines.

•	Anadarko’s 80 MBOE/d Lucius spar was installed on location in the deepwater Gulf of Mexico and well-completion activities were initiated.

International

•	International third-quarter sales volumes were 93 MBOE/d, which were consistent with third-quarter 2012 sales volumes.

•
Anadarko entered into a definitive agreement to sell a 10% working interest in Mozambique’s Offshore Area 1 for $2.64 billion. The transaction is subject to governmental approvals and other customary closing conditions, and is expected to close in late 2013 or early 2014.

•	Anadarko and its partners achieved initial oil production from the second train at the El Merk project in Algeria and continued to advance the third facility.

•
Anadarko successfully drilled two appraisal wells in Offshore Area 1 in Mozambique, encountering natural-gas pay of approximately 330 net feet at Golfinho-5 and approximately 240 net feet at Golfinho-6.

Financial

•	Anadarko’s net income attributable to common stockholders totaled $182 million, which included a $593 million pretax expense for impairments of certain Gulf of Mexico properties.

•	The Company generated $1.8 billion of cash flow from operations and ended the quarter with $3.9 billion of cash on hand.

•	Anadarko increased the quarterly dividend paid to common stockholders from nine cents per share to eighteen cents per share.

•
Western Gas Partners, LP (WES), a consolidated subsidiary of Anadarko, completed a public offering of $250 million aggregate principal amount of 2.600% Senior Notes due 2018, with net proceeds from the offering used to repay borrowings under its five-year, $800 million senior unsecured revolving credit facility maturing in March 2016 (RCF).

       The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended September 30, 2013,” refer to the comparison of the three months ended September 30, 2013, to the three months ended September 30, 2012, and any increases or decreases “for the nine months ended September 30, 2013,” refer to the comparison of the nine months ended September 30, 2013, to the nine months ended September 30, 2012. The primary factors that affect the Company’s results of operations include commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2013	2012	2013	2012
Financial Results
Revenues and other	$3,853	$3,332	$11,243	$10,001
Costs and expenses	3,164	2,516	8,125	6,762
Other (income) expense	226	426	189	220
Income tax expense (benefit)	240	248	1,263	764
Net income (loss) attributable to common stockholders	$182	$121	$1,571	$2,188
Net income (loss) per common share attributable to common stockholders—diluted	$0.36	$0.24	$3.10	$4.34
Average number of common shares outstanding—diluted	505	502	504	501

Operating Results
Adjusted EBITDAX (1)	$2,491	$2,301	$7,412	$6,786
Sales volumes (MMBOE)	71	68	211	200
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

FINANCIAL RESULTS

Sales Revenues and Volumes

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Sales Revenues
Natural-gas sales	$805	31%	$613	$2,547	51%	$1,682
Oil and condensate sales	2,389	10	2,163	6,761	2	6,629
Natural-gas liquids sales	325	12	289	889	(3)	913
Total	$3,519	15	$3,065	$10,197	11	$9,224

       Anadarko’s total sales revenues increased for the three months ended September 30, 2013, due to higher sales volumes and higher average commodity prices for all products. Anadarko’s total sales revenues increased for the nine months ended September 30, 2013, primarily due to higher sales volumes for all products and higher average natural-gas prices, partially offset by lower average crude-oil and NGLs prices.

	Three Months Ended September 30,
millions	Natural Gas	Oil and Condensate	NGLs	Total
2012 sales revenues	$613	$2,163	$289	$3,065
Changes associated with sales volumes	32	88	14	134
Changes associated with prices	160	138	22	320
2013 sales revenues	$805	$2,389	$325	$3,519

	Nine Months Ended September 30,
millions	Natural Gas	Oil and Condensate	NGLs	Total
2012 sales revenues	$1,682	$6,629	$913	$9,224
Changes associated with sales volumes	108	242	70	420
Changes associated with prices	757	(110)	(94)	553
2013 sales revenues	$2,547	$6,761	$889	$10,197

	Three Months Ended September 30,			Nine Months Ended September 30,
Sales Volumes	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Barrels of Oil Equivalent (MMBOE except percentages)
United States	63	5%	60	187	6%	176
International	8	1	8	24	—	24
Total	71	5	68	211	6	200

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	682	5%	648	686	6%	642
International	93	1	91	87	—	87
Total	775	5	739	773	6	729

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
       Near the end of the third quarter of 2013, the Company shut in approximately 675 operated vertical wells in the Greater Wattenberg area in preparation for and during the flooding in Colorado. Due to the damaged roads, bridges, and railways, and other issues that impact the ability to move heavy equipment such as rigs and compression units, the Company has experienced disruptions to its drilling, completions, and construction activities in the area, which have resulted in temporary delays to capacity expansion efforts in the field. These delays are expected to reduce the Company’s total 2013 sales volumes by approximately 2.5 MMBOE.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
United States
Sales volumes—Bcf	242	5%	231	725	6%	681
MMcf/d	2,629	5	2,499	2,655	6	2,487
Price per Mcf	$3.33	25	$2.67	$3.51	42	$2.47
Natural-gas sales revenues (millions)	$805	31	$613	$2,547	51	$1,682
 _______________________________________________________________________________
Bcf—billion cubic feet
MMcf/d—million cubic feet per day
Mcf—thousand cubic feet

       The Company’s natural-gas sales volumes increased 130 MMcf/d for the three months ended September 30, 2013, and 168 MMcf/d for the nine months ended September 30, 2013. Sales volumes for the Southern and Appalachia Region increased 240 MMcf/d for the three months ended September 30, 2013, and 259 MMcf/d for the nine months ended September 30, 2013, primarily due to infrastructure expansions that allowed the Company to bring wells online in the Eagleford and Marcellus shales, as well as new wells drilled in the liquids-rich East Texas horizontal development. These increases were partially offset by lower sales volumes in the Gulf of Mexico of 70 MMcf/d for the three months ended September 30, 2013, and 49 MMcf/d for the nine months ended September 30, 2013, primarily due to natural production declines. Also, sales volumes for the Rockies decreased 40 MMcf/d for the three months ended September 30, 2013, and 42 MMcf/d for the nine months ended September 30, 2013, primarily due to a natural production decline in the Powder River basin.
       The average natural-gas price Anadarko received increased for the three and nine months ended September 30, 2013, due to increased U.S. residential and commercial demand. This contributed to a reduction in overall U.S. storage levels, which are in line with the five-year average.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
United States
Sales volumes—MMBbls	14	6%	13	42	6%	40
MBbls/d	152	6	143	155	6	146
Price per barrel	$103.15	10	$94.19	$98.48	(1)	$99.26
International
Sales volumes—MMBbls	8	1%	8	24	—%	24
MBbls/d	93	1	91	87	—	87
Price per barrel	$110.82	2	$108.94	$108.94	(3)	$111.75
Total
Sales volumes—MMBbls	22	4%	21	66	4%	64
MBbls/d	245	4	234	242	4	233
Price per barrel	$106.05	6	$99.93	$102.23	(2)	$103.90
Oil and condensate sales revenues (millions)	$2,389	10	$2,163	$6,761	2	$6,629
 _______________________________________________________________________________
MMBbls—million barrels
MBbls/d—thousand barrels per day

       Anadarko’s total crude-oil and condensate sales volumes increased 11 MBbls/d for the three months ended September 30, 2013, and 9 MBbls/d for the nine months ended September 30, 2013. Sales volumes in the Rockies increased 13 MBbls/d for the three months ended September 30, 2013, and 14 MBbls/d for the nine months ended September 30, 2013, primarily due to increased horizontal drilling in the Wattenberg field. Southern and Appalachia Region sales volumes increased 4 MBbls/d for the three months ended September 30, 2013, and 6 MBbls/d for the nine months ended September 30, 2013, as a result of horizontal drilling and infrastructure expansions in the Eagleford shale. Sales volumes in the Gulf of Mexico decreased 8 MBbls/d for the three months ended September 30, 2013, primarily due to natural production declines and 10 MBbls/d for the nine months ended September 30, 2013, primarily due to scheduled downtime for maintenance, well work, and natural production declines.
       Anadarko’s average crude-oil price received increased for the three months ended September 30, 2013, primarily due to increased U.S. pipeline capacity causing reduced Cushing inventories and increased West Texas Intermediate prices. Anadarko’s average crude-oil price received decreased slightly for the nine months ended September 30, 2013, due to modestly lower concerns over supply disruptions from the Middle East and North Africa.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
United States
Sales volumes—MMBbls	9	5%	8	24	8%	22
MBbls/d	92	5	88	88	8	81
Price per barrel	$38.49	7	$35.93	$37.07	(9)	$40.96
Natural-gas liquids sales revenues (millions)	$325	12	$289	$889	(3)	$913

       NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes increased by 4 MBbls/d for the three months ended September 30, 2013, and 7 MBbls/d for the nine months ended September 30, 2013. Sales volumes for the Southern and Appalachia Region increased by 8 MBbls/d for the three months ended September 30, 2013, and 11 MBbls/d for the nine months ended September 30, 2013, as a result of continued horizontal drilling and infrastructure expansion in the Eagleford shale, and drilling in the liquids-rich East Texas horizontal development. Sales volumes for the Gulf of Mexico decreased by 4 MBbls/d for the three months ended September 30, 2013, and 2 MBbls/d for the nine months ended September 30, 2013, primarily due to natural production declines. Sales volumes for the Rockies decreased by 2 MBbls/d for the nine months ended September 30, 2013, primarily due to ethane rejection in 2013.
       Anadarko’s average NGLs price received increased for the three months ended September 30, 2013, primarily due to higher U.S. propane prices as a result of increased propane exports. However, Anadarko’s average price received for NGLs decreased for the nine months ended September 30, 2013, primarily due to lower market prices for ethane and butanes as a result of higher U.S. inventory and production levels.

Gathering, Processing, and Marketing Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Gathering, processing, and marketing sales	$270	24%	$218	$750	12%	$671
Gathering, processing, and marketing expense	217	17	185	638	16	552
Gathering, processing, and marketing margin	$53	61	$33	$112	(6)	$119

       The gathering, processing, and marketing margin increased by $20 million for the three months ended September 30, 2013. This increase is primarily due to higher gathering revenue as a result of increased throughput across several of Anadarko’s systems and higher marketing margins, partially offset by increased transportation expenses.
       The gathering, processing, and marketing margin decreased by $7 million for the nine months ended September 30, 2013, primarily due to reduced natural-gas processing margins and higher transportation expenses, partially offset by increased gathering revenue and higher marketing margins.

Gains (Losses) on Divestitures and Other, net

       Gains (losses) on divestitures and other, net increased by $190 million for the nine months ended September 30, 2013, primarily due to a $140 million gain associated with the Company’s divestiture of its interests in a soda ash joint venture during the first quarter of 2013. The Company divested its interests in the soda ash joint venture for $310 million and potential additional consideration based on future revenue of the joint venture. The Company retained its royalty interest in soda ash mined from the Company’s Land Grant by the joint venture.

Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Oil and gas operating (millions)	$277	15%	$241	$769	5%	$732
Oil and gas operating—per BOE	3.88	9	3.55	3.65	(1)	3.67
Oil and gas transportation and other (millions)	255	3	247	763	7	710
Oil and gas transportation and other—per BOE	3.58	(2)	3.64	3.62	2	3.56

       Oil and gas operating expense increased by $36 million for the three months ended September 30, 2013, and $37 million for the nine months ended September 30, 2013, due to higher expenses in Algeria associated with the start of El Merk production in 2013 and increased workovers in the Gulf of Mexico. The related per barrel of oil equivalent (BOE) costs increased by $0.33 for the three months ended September 30, 2013, primarily due to the higher costs discussed above, partially offset by increased sales volumes. The related per-BOE costs decreased by $0.02 for the nine months ended September 30, 2013, primarily due to increased sales volumes, partially offset by the higher costs discussed above.
       Oil and gas transportation and other expense increased by $8 million for the three months ended September 30, 2013, and $53 million for the nine months ended September 30, 2013, primarily due to higher gas-gathering and transportation costs attributable to higher volumes and increased costs related to growth in the Company’s U.S. onshore asset base. In addition, for the nine months ended September 30, 2013, oil and gas transportation and other expense increased $25 million due to a reversal in the second quarter of 2012 of previously accrued rig termination fees for a deepwater drilling rig in the Gulf of Mexico. This expense reversal resulted from a dispute settlement with the drilling contractor. Oil and gas transportation and other expense per BOE decreased $0.06 for the three months ended September 30, 2013, primarily due to increased sales volumes, partially offset by the higher costs discussed above. Oil and gas transportation and other expense per BOE increased $0.06 for the nine months ended September 30, 2013, primarily due to the higher costs discussed above, partially offset by increased sales volumes.

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2013	2012	2013	2012
Exploration Expense
Dry hole expense	$77	$142	$301	$346
Impairments of unproved properties	83	60	122	1,043
Geological and geophysical expense	51	40	111	89
Exploration overhead and other	61	55	180	184
Total exploration expense	$272	$297	$714	$1,662

       For the three months ended September 30, 2013, dry hole expense decreased by $65 million primarily associated with 2012 dry hole expense for wells in Brazil and Ghana, partially offset by 2013 dry hole expense for wells in Kenya. For the three months ended September 30, 2013, unproved property impairments increased $23 million primarily due to a $53 million impairment of a domestic property as a result of changes to the Company’s drilling plans. This impairment was partially offset by a decrease of $36 million as a result of a 2013 increase in the Company’s estimated success rate associated with certain unproved Gulf of Mexico properties. For the three months ended September 30, 2013, geological and geophysical expense increased $11 million due to increased seismic purchases primarily in Colombia.

       For the nine months ended September 30, 2013, dry hole expense decreased by $45 million primarily due to 2012 dry hole expense for wells in Brazil, Sierra Leone, Ghana, Alaska, and the Gulf of Mexico, partially offset by 2013 dry hole expense for wells in Sierra Leone, Kenya, and Mozambique. For the nine months ended September 30, 2013, unproved property impairments decreased by $921 million. During the second quarter of 2012, the Company recognized a $720 million unproved property impairment attributable to Powder River coalbed methane properties in the Rockies primarily due to lower natural-gas prices and a $124 million unproved property impairment associated with a Gulf of Mexico natural-gas property that the Company does not plan to develop under the forecasted natural-gas price environment. In addition, unproved property impairments decreased by $108 million as a result of a 2013 increase in the Company’s estimated success rate associated with certain unproved Gulf of Mexico properties. The decrease for unproved property impairments was partially offset by the $53 million third-quarter 2013 domestic property impairment discussed previously. For the nine months ended September 30, 2013, geological and geophysical expense increased $22 million due to increased seismic purchases primarily in Colombia.

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
General and administrative	$255	(11)%	$285	$787	(4)%	$816
Depreciation, depletion, and amortization	996	2	979	2,958	1	2,936
Other taxes	294	10	267	819	(16)	970
Impairments	593	NM	4	632	NM	166
_________________________________________________________________________
NM—not meaningful

       For the three months ended September 30, 2013, general and administrative (G&A) expense decreased by $30 million primarily due to lower legal and consulting fees. For the nine months ended September 30, 2013, G&A expense decreased by $29 million due to lower legal and consulting fees of $80 million, partially offset by higher employee-related expenses of $50 million related to operational expansion and increased employee-benefit-related expenses.
       Depreciation, depletion, and amortization (DD&A) expense increased by $17 million for the three months ended September 30, 2013, and $22 million for the nine months ended September 30, 2013, primarily due to higher sales volumes in 2013, partially offset by the 2012 accelerated depletion of certain fields in the Gulf of Mexico.
       For the three months ended September 30, 2013, other taxes increased by $27 million primarily due to higher ad valorem taxes of $21 million and higher U.S. production and severance taxes of $11 million as a result of higher sales volumes and commodity prices for U.S. onshore properties. For the nine months ended September 30, 2013, other taxes decreased by $151 million primarily related to lower Algerian exceptional profits taxes of $128 million due to a lower effective tax rate resulting from the resolution of the Algeria exceptional profits tax dispute, and decreased sales volumes and crude-oil prices in Algeria. In addition, lower crude-oil prices and lower sales volumes in China and Alaska resulted in a $29 million decrease in Chinese windfall profits taxes and a $19 million decrease in U.S. production and severance taxes. These decreases were partially offset by increased ad valorem taxes of $33 million discussed above.
       Impairment expense for the three and nine months ended September 30, 2013, included $593 million for certain Gulf of Mexico properties due to a reduction in estimated future net cash flows per barrel and downward revisions of reserves that the Company no longer plans to develop. Impairment expense for the nine months ended September 30, 2013, also included $29 million related to a midstream property that was impaired due to a reduction in estimated future cash flows and $10 million related to the Company’s Venezuelan cost-method investment due to declines in estimated recoverable value. Impairment expense for the nine months ended September 30, 2012, included $81 million related to certain onshore domestic oil and gas exploration and production properties and $6 million related to midstream properties due to lower natural-gas prices, $67 million related to downward reserves revisions for a Gulf of Mexico property that was near the end of its economic life, and $12 million related to the Company’s Venezuelan cost-method investment due to declines in estimated recoverable value.

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2013	2012	2013	2012
Algeria exceptional profits tax settlement	$—	$7	$33	$(1,797)
Deepwater Horizon settlement and related costs	5	4	12	15

       In March 2012, Anadarko and Sonatrach resolved the exceptional profits tax dispute. The resolution provided for delivery to the Company of crude oil valued at approximately $1.7 billion and the elimination of $62 million of previously recorded and unpaid transportation charges. The Company recognized a $1.8 billion credit in the Costs and Expenses section of the Consolidated Statement of Income for the three months ended March 31, 2012, to reflect the effect of this agreement on previously recorded expenses. During the third quarter of 2013, the Company collected the remaining balance of the Algeria exceptional profits tax settlement. In March 2013, the Company revised its estimate of income tax expense related to the elimination of previously recorded and unpaid transportation charges and recognized a $33 million unfavorable adjustment to the settlement, which was offset by an equivalent income tax benefit also recognized in March 2013.
       For the three and nine months ended September 30, 2013 and 2012, Deepwater Horizon settlement and related costs included legal expenses and related costs associated with the Deepwater Horizon events. See Note 12—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Other (Income) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Interest Expense
Current debt, long-term debt, and other	$240	1%	$238	$710	(2)%	$724
Capitalized interest	(63)	(19)	(53)	(197)	(21)	(163)
Interest expense	$177	(4)	$185	$513	(9)	$561

       Interest expense decreased by $8 million for the three months ended September 30, 2013, due to an increase in capitalized interest related to higher construction-in-progress balances for long-term capital projects. Interest expense decreased by $48 million for the nine months ended September 30, 2013, due to an increase in capitalized interest of $34 million related to higher construction-in-progress balances for long-term capital projects and a decrease of $28 million in interest expense resulting from the repayment of outstanding borrowings during 2012 associated with the five-year, $5.0 billion senior secured revolving credit facility maturing in September 2015 ($5.0 billion Facility). The decrease for the nine months ended September 30, 2013, was partially offset by $17 million of 2013 interest expense for outstanding borrowings primarily related to WES’s 4.000% Senior Notes due 2022. For additional information regarding the Company’s financing activities, see Liquidity and Capital Resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2013	2012	2013	2012
(Gains) Losses on Derivatives, net
Commodity derivatives
Realized (gains) losses
Natural gas	$(40)	$(170)	$(91)	$(564)
Oil and condensate	68	(27)	52	(30)
Natural gas liquids	(2)	(3)	(7)	(6)
Total realized (gains) losses	26	(200)	(46)	(600)
Unrealized (gains) losses
Natural gas	(6)	262	5	464
Oil and condensate	119	164	69	(77)
Natural gas liquids	7	11	7	(18)
Total unrealized (gains) losses	120	437	81	369
Total (gains) losses on commodity derivatives, net	146	237	35	(231)
Interest-rate and other derivatives
Realized (gains) losses	—	—	—	2
Unrealized (gains) losses	(74)	14	(428)	152
Total (gains) losses on interest-rate and other derivatives, net	(74)	14	(428)	154
Total (gains) losses on derivatives, net	$72	$251	$(393)	$(77)

       The Company enters into commodity derivatives to manage the risk of a decrease in the market prices for its anticipated sales of production. The change in (gains) losses on commodity derivatives, net includes the impact of derivatives entered into or settled within each period and price changes related to positions open at September 30 of both years. For additional information on commodity derivatives, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Other (Income) Expense, net
Interest income	$(4)	60%	$(10)	$(8)	43%	$(14)
Other	(19)	NM	—	77	131	(250)
Total other (income) expense, net	$(23)	(130)	$(10)	$69	126	$(264)

       For the three months ended September 30, 2013, total other income increased by $13 million primarily due to a $10 million reduction to the estimated cost to decommission wells and production facilities. During the nine months ended September 30, 2013, the Company recognized a pretax loss of $131 million related to the cost to decommission wells and production facilities previously sold to a third party. In June 2013, as a result of a Chapter 11 bankruptcy declaration by the third party, the U.S. Department of the Interior ordered Anadarko to perform the decommissioning of the facility and related wells. These wells and production facilities are no longer owned by the Company nor are they related to its current operations. Anadarko expects to complete decommissioning of the production facilities in 2014 and the wells in 2015. In addition, other income for the three months ended September 30, 2013, increased $4 million due to changes in foreign-currency gains/losses. These gains/losses reflected the impact of exchange-rate changes primarily applicable to foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil.

       Total other income decreased by $333 million for the nine months ended September 30, 2013, primarily due to the reversal of a $250 million Tronox-related contingent loss in 2012. See Note 12—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. In addition, during the nine months ended September 30, 2013, the Company recognized a pretax loss of $131 million related to the cost to decommission wells and production facilities as discussed above. The decrease for the nine months ended September 30, 2013, was partially offset by the second-quarter 2013 reversal of the $56 million tax indemnification liability associated with the 2006 sale of the Company’s Canadian subsidiary. The indemnity was reversed as a result of certain Canadian tax legislative changes.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2013	2012	2013	2012
Income tax expense (benefit)	$240	$248	$1,263	$764
Effective tax rate	52%	64%	43%	25%

       The increase from the 35% U.S. federal statutory rate for the three and nine months ended September 30, 2013, and the three months ended September 30, 2012, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes. The decrease from the 35% U.S. federal statutory rate for the nine months ended September 30, 2012, was primarily attributable to the non-taxable resolution of the Algeria exceptional profits tax dispute, partially offset by the tax impact from foreign operations and Algerian exceptional profits taxes.

Net Income Attributable to Noncontrolling Interests

       The Company’s net income attributable to noncontrolling interests of $41 million for the three months ended September 30, 2013, and $95 million for the nine months ended September 30, 2013, related to the public ownership at September 30, 2013, of a 54.5% limited partner interest in Western Gas Partners, LP (WES) and a 9.0% limited partner interest in Western Gas Equity Partners, LP (WGP). The Company’s net income attributable to noncontrolling interests of $21 million for the three months ended September 30, 2012, and $67 million for the nine months ended September 30, 2012, primarily related to the public ownership of a 56.6% limited partner interest in WES at September 30, 2012.

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

Adjusted EBITDAX

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2013	Inc/(Dec) vs. 2012	2012	2013	Inc/(Dec) vs. 2012	2012
Income (loss) before income taxes	$463	19%	$390	$2,929	(3)%	$3,019
Exploration expense	272	(8)	297	714	(57)	1,662
DD&A	996	2	979	2,958	1	2,936
Impairments	593	NM	4	632	NM	166
Interest expense	177	(4)	185	513	(9)	561
Unrealized (gains) losses on derivatives, net	36	(92)	456	(359)	(167)	539
Realized (gains) losses on interest-rate and other derivatives, net	—	NM	—	—	(100)	2
Deepwater Horizon settlement and related costs	5	25	4	12	(20)	15
Algeria exceptional profits tax settlement	—	(100)	7	33	102	(1,797)
Tronox-related contingent loss	—	NM	—	—	100	(250)
Certain other nonoperating items	(10)	NM	—	75	NM	—
Less net income attributable to noncontrolling interests	41	95	21	95	42	67
Consolidated Adjusted EBITDAX	$2,491	8	$2,301	$7,412	9	$6,786

Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$2,509	17%	$2,152	$7,304	16%	$6,320
Midstream	125	21	103	364	11	329
Marketing	(25)	(32)	(19)	(102)	(28)	(80)
Other and intersegment eliminations	(118)	NM	65	(154)	(171)	217

Oil and Gas Exploration and Production    Adjusted EBITDAX for the three months ended September 30, 2013, increased primarily due to higher sales volumes for all products and higher commodity prices. Adjusted EBITDAX for the nine months ended September 30, 2013, increased primarily due to higher sales volumes for all products and higher natural-gas prices, partially offset by lower crude-oil and NGLs prices.

Midstream    The increase in Adjusted EBITDAX for the three and nine months ended September 30, 2013, was primarily due to higher gathering revenue as a result of increased throughput across several of Anadarko’s systems. This increase was partially offset by lower natural-gas processing margins for the nine months ended September 30, 2013.

Marketing    Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. For the three and nine months ended September 30, 2013, Adjusted EBITDAX decreased primarily due to higher transportation expenses, partially offset by higher margins primarily associated with natural-gas and NGLs sales.

Other and Intersegment Eliminations    Other and intersegment eliminations consists primarily of corporate costs, realized gains and losses on commodity derivatives, and income from hard-minerals royalties. The decrease in Adjusted EBITDAX for the three and nine months ended September 30, 2013, was primarily due to lower realized gains on commodity derivatives in 2013. The decrease for the nine months ended September 30, 2013, was partially offset by a $140 million gain associated with the Company’s divestiture of its interest in a soda ash joint venture during the first quarter of 2013. See Other (Income) Expense.

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
       Consistent with this approach, during the nine months ended September 30, 2013, cash flows from operating activities were the primary source of capital investment funding. In addition, the Company collected the remaining $730 million of the Algeria exceptional profits tax settlement during the nine months ended September 30, 2013. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions.
       At September 30, 2013, Anadarko had no scheduled debt maturities for the remainder of 2013. Anadarko’s $500 million aggregate principal amount of 7.625% Senior Notes due March 2014 and $275 million aggregate principal amount of 5.750% Senior Notes due June 2014 are classified as long-term debt on the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance these obligations using long-term debt. The Zero-Coupon Senior Notes due 2036 (Zero Coupons) can be put to the Company in October of each year, which would cause the Company to repay up to the then-accreted value of the outstanding Zero Coupons. None of the Zero Coupons (accreted value of $718 million) were put to the Company in October 2013. The Zero Coupons can be put to the Company in October 2014 for up to the then-accreted value of $756 million. The Company has a variety of funding sources available, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements, and the Company’s $5.0 billion Facility. Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund the Company’s current and long-term operations.

Revolving Credit Facility    Obligations incurred under the $5.0 billion Facility, as well as obligations Anadarko has to lenders or their affiliates pursuant to certain derivative instruments as discussed in Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. At September 30, 2013, the Company had no outstanding borrowings under the $5.0 billion Facility, there were no restrictions on its ability to utilize this borrowing capacity, and the Company was in compliance with all applicable covenants.

WES Funding Sources    Anadarko’s consolidated subsidiary, WES, uses cash flows from operations to fund ongoing operations (including capital investments in the ordinary course of business), service its debt, and make distributions to its equity holders. As needed, WES supplements cash generated from its operating activities with proceeds from debt or equity issuances or borrowings under its RCF. At September 30, 2013, WES was in compliance with all covenants contained in its RCF, had outstanding borrowings under its RCF of $100 million at an interest rate of 1.68%, and had available borrowing capacity of $687 million ($800 million maximum capacity, less $100 million of outstanding borrowings and $13 million of outstanding letters of credit). See Financing Activities below.

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
       The Company’s current insurance coverage includes (a) $300 million per occurrence from Oil Insurance Limited (OIL) for physical damage to Anadarko’s properties on a replacement cost basis, blowout/control of well, redrill, and sudden and accidental pollution; (b) $700 million per occurrence from the commercial markets for the items described in item (a) above, which is in excess of the OIL coverage and which follows the form of OIL coverage with certain exceptions; (c) $400 million from the commercial markets, which scales to Anadarko’s working interest, for third-party liabilities including sudden and accidental pollution and aviation liability; and (d) $275 million for aircraft liability (in addition to the third-party liability limits described in item (c) above). Anadarko does not carry significant coverage for loss of production income from any of the Company’s facilities or for any losses that result from the effects of a named windstorm.
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

Sources of Cash

Operating Activities    Anadarko’s cash flows from operating activities during the nine months ended September 30, 2013, was $6.8 billion, compared to $6.1 billion for the same period of 2012. Operating cash flows for 2013 increased primarily due to higher sales volumes, higher average natural-gas prices, the favorable impact of changes in working capital items, and an increase in cash collected in 2013 associated with the Algeria exceptional profits tax settlement, but were partially offset by lower average crude-oil and NGLs prices.
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

Investing Activities    During the nine months ended September 30, 2013, Anadarko received pretax proceeds of $451 million primarily related to the divestiture of its interests in a soda ash joint venture.

Financing Activities    During the nine months ended September 30, 2013, Anadarko’s consolidated subsidiary, WES, borrowed $595 million under its RCF primarily to fund the March 2013 acquisition of an interest in certain gas-gathering systems located in the Marcellus shale in north-central Pennsylvania, the September 2013 acquisition of an intrastate pipeline in southwestern Wyoming, and for other general partnership purposes, including the funding of capital expenditures. During 2013, WES has issued approximately seven million common units to the public, raising net proceeds of $419 million, which were used to repay a portion of outstanding RCF borrowings and for other general partnership purposes, including the funding of WES’s capital expenditures. In August 2013, WES completed a public offering of $250 million aggregate principal amount of 2.600% Senior Notes due 2018, with net proceeds from the offering used to repay outstanding borrowings under its RCF.

Uses of Cash

       Anadarko invests significant capital to develop, acquire, and explore for oil and natural-gas resources and to expand its midstream infrastructure. The Company also uses cash to fund ongoing operating costs, capital contributions to equity subsidiaries, debt repayments, and distributions to its shareholders.

Capital Expenditures    The following presents the Company’s capital expenditures by category:

	Nine Months Ended September 30,
millions	2013	2012
Property acquisitions
Exploration	$236	$138
Development	320	14
Exploration	1,071	1,193
Development	2,929	2,821
Capitalized interest	170	149
Total oil and gas capital expenditures	4,726	4,315
Gathering, processing, and marketing and other (1)	1,185	1,063
Total capital expenditures (2)	$5,911	$5,378
 ________________________________________________________________________________________

(1)	Includes WES capital expenditures of $622 million for the nine months ended September 30, 2013, and $360 million for the nine months ended September 30, 2012.

(2)
Capital expenditures in this table are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

       The Company’s capital spending increased by $533 million for the nine months ended September 30, 2013, due to acquisitions of development properties and domestic onshore plants and gathering systems. In August 2013, Anadarko acquired certain oil and gas properties and related assets in the Moxa area of Wyoming for $310 million, including $306 million in the table above that represents the fair value of the oil and gas properties acquired. In March 2013, WES acquired a 33.75% interest in gas-gathering systems located in the Marcellus shale in north-central Pennsylvania for $135 million. In September 2013, WES acquired an intrastate pipeline in southwestern Wyoming for $28 million. These increases were offset by lower costs resulting from decreased exploration drilling in East and West Africa and onshore United States and lower costs to Anadarko related to development projects as a result of the carried-interest arrangements discussed below.
       In the second quarter of 2013, the Company entered into a carried-interest arrangement that requires a third-party partner to fund $860 million of Anadarko’s capital costs to earn a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. The third-party funding is expected to cover nearly all of Anadarko’s expected future capital costs through first production, which is expected to occur by mid-2016. At September 30, 2013, $78 million of the total $860 million obligation had been funded.
       In the third quarter of 2012, the Company entered into a carried-interest arrangement that requires a third-party partner to fund $556 million of Anadarko’s capital costs to earn a 7.2% working interest in the Lucius development, located in the Gulf of Mexico. The amount of the carry obligation represents 100% of the Company’s expected capital costs through first production. The funding obligation is expected to be complete by mid-2014. At September 30, 2013, $353 million of the total $556 million obligation had been funded.
       In the first quarter of 2011, the Company entered into a carried-interest arrangement that required a third-party partner to fund approximately $1.6 billion of Anadarko’s capital costs in the Eagleford shale, located in South Texas, to earn a one-third interest in Anadarko’s Eagleford shale assets. The carry was fully funded in June 2013.

Investments    During the nine months ended September 30, 2013, the Company made capital contributions of $345 million to equity subsidiaries, which are included in Other—net under Investing Activities in the Consolidated Statements of Cash Flows. These contributions were primarily associated with joint ventures to build the Front Range Pipeline, the Texas Express Pipeline, and two fractionation trains in Mont Belvieu.

Debt Retirements and Repayments    During the nine months ended September 30, 2013, WES repaid $495 million of borrowings under its RCF with proceeds from its public offering of common units and its debt offering, as discussed in Sources of Cash.

Common Stock Dividends and Distributions to Noncontrolling Interest Owners    Anadarko paid dividends to its common stockholders of $182 million during the nine months ended September 30, 2013, and $136 million during the nine months ended September 30, 2012. During the third quarter of 2013, Anadarko increased the quarterly dividend paid to common stockholders from nine cents per share to eighteen cents per share. Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming a public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors.
       WES distributed to its unitholders, other than Anadarko and WGP, an aggregate of $94 million during the nine months ended September 30, 2013, and $72 million during the nine months ended September 30, 2012. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.58 per common unit for the third quarter of 2013 (to be paid in November 2013).
       WGP distributed to its unitholders, other than Anadarko, an aggregate of $8 million during the nine months ended September 30, 2013. WGP declared a cash distribution of $0.21375 per unit for the third quarter of 2013 (to be paid in November 2013).

Outlook

       The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2013 capital spending range of $8.1 billion to $8.3 billion. This amount includes $670 million to $740 million of WES capital expenditures, excluding WES acquisitions. The Company plans to allocate approximately 70% of its 2013 capital spending to development activities, 20% to exploration activities, and 10% to gas-gathering and processing activities and other business activities. The Company expects its 2013 capital spending by area to be approximately 60% for the U.S. onshore area and Alaska, 15% for the Gulf of Mexico, 15% for International, and 10% for midstream and other.
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
       The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions. In order to reduce commodity-price risk and increase the predictability of 2013 cash flows, Anadarko entered into strategic derivative positions, which cover approximately 55% of its remaining 2013 anticipated natural-gas sales volumes and 74% of its remaining 2013 anticipated crude-oil sales volumes. In addition, the Company has derivative positions in place for 2014. See Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
       In August 2013, the Company entered into a definitive agreement to sell a 10% working interest in Mozambique’s Offshore Area 1 for $2.64 billion. Anadarko will remain the operator with a working interest of 26.5%. The transaction is subject to governmental approvals and other customary closing conditions, and is expected to close in late 2013 or early 2014. Anadarko expects to use a portion of the net proceeds in 2014 to further accelerate the short- and intermediate-term oil and NGLs opportunities in its U.S. portfolio.

Obligations and Commitments

       In June 2013, the Company entered into a three-year operating lease agreement for a deepwater drillship expected to be delivered in late 2014. The lease obligation totals $464 million, with aggregate future annual minimum lease payments of $33 million in 2014, $154 million in 2015, $155 million in 2016, and $122 million in 2017.

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

Derivative Instruments Held for Non-Trading Purposes    At September 30, 2013, the Company had derivative instruments in place to reduce the price risk associated with future production of 566 Bcf of natural gas and 18 MMBbls of crude oil, with a net derivative asset position of $167 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $325 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $334 million. However, any realized derivative gain or loss would be substantially offset by the realized sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes    At September 30, 2013, the Company had a net derivative asset position of $44 million (unrealized gains of $49 million and unrealized losses of $5 million) on derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

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
       At September 30, 2013, the Company had a net derivative liability position of $765 million related to interest-rate swaps. A 10% increase or decrease in interest rates would increase or decrease the aggregate fair value of outstanding interest-rate swap agreements by approximately $139 million. However, any change in the interest-rate derivative gain or loss would be substantially offset by borrowing costs associated with any future debt issuances. For a summary of the Company’s open interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

FOREIGN-CURRENCY EXCHANGE-RATE RISK    Anadarko’s operating revenues are primarily realized in U.S. dollars, and the predominant portion of Anadarko’s capital and operating expenditures are U.S.-dollar-denominated. Exposure to foreign-currency risk generally arises in connection with project-specific contractual arrangements and other commitments. Near-term foreign-currency-denominated expenditures are primarily in euros, Brazilian reais, British pounds sterling, Mozambican meticais, and Colombian pesos. Management periodically enters into various risk-management transactions to mitigate a portion of its exposure to foreign-currency exchange-rate risk.
       The Company has risk related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability for its 2008 divestiture of the Peregrino field offshore Brazil. At September 30, 2013, cash of $153 million was held in escrow. A 10% increase or decrease in the foreign-currency exchange rate would not materially impact the Company’s gain or loss related to foreign currency.
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

       There were no changes in Anadarko’s internal control over financial reporting during the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
       In July 2013, Kerr-McGee Gathering LLC, one of the Company’s consolidated subsidiaries, entered into a consent order with the Colorado Department of Public Health and Environment relating to the failure to comply with certain terms of permits at its Frederick compression station and agreed to pay a penalty of approximately $125,000.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

       The following sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2013.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1-31	1,406	$87.48	—
August 1-31	901	$90.25	—
September 1-30	851	$92.02	—
Third-Quarter 2013	3,158	$89.49	—	$—
 ____________________________________________________________

(1)	During the third quarter of 2013, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

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

ANADARKO PETROLEUM CORPORATION
(Registrant)

November 4, 2013	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer