Form 10-Q
period 2014-03-31
ANADARKO PETROLEUM CORP
filed 2014-05-05
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at April 30, 2014, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	505,054,104

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
millions except per-share amounts	2014	2013
Revenues and Other
Natural-gas sales	$1,217	$807
Oil and condensate sales	2,424	2,377
Natural-gas liquids sales	386	303
Gathering, processing, and marketing sales	311	231
Gains (losses) on divestitures and other, net	1,506	175
Total	5,844	3,893
Costs and Expenses
Oil and gas operating	313	247
Oil and gas transportation and other	266	255
Exploration	299	264
Gathering, processing, and marketing	252	199
General and administrative	298	275
Depreciation, depletion, and amortization	1,124	1,022
Other taxes	314	280
Impairments	3	29
Algeria exceptional profits tax settlement	—	33
Total	2,869	2,604
Operating Income (Loss)	2,975	1,289
Other (Income) Expense
Interest expense	183	164
(Gains) losses on derivatives, net	453	191
Other (income) expense, net	1	(6)
Tronox-related contingent loss	4,300	—
Total	4,937	349
Income (Loss) Before Income Taxes	(1,962)	940
Income tax expense (benefit)	664	456
Net Income (Loss)	(2,626)	484
Net income attributable to noncontrolling interests	43	24
Net Income (Loss) Attributable to Common Stockholders	$(2,669)	$460

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(5.30)	$0.91
Net income (loss) attributable to common stockholders—diluted	$(5.30)	$0.91
Average Number of Common Shares Outstanding—Basic	504	501
Average Number of Common Shares Outstanding—Diluted	504	503
Dividends (per Common Share)	$0.18	$0.09

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
millions	2014	2013
Net Income (Loss)	$(2,626)	$484
Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net (1)	1	2
Amortization of net actuarial (gain) loss to general and administrative expense (2)	5	19
Total	6	21
Comprehensive Income (Loss)	(2,620)	505
Comprehensive income attributable to noncontrolling interests	43	24
Comprehensive Income (Loss) Attributable to Common Stockholders	$(2,663)	$481
 __________________________________________________________________

(1)	Net of income tax benefit (expense) of $(1) million for the three months ended March 31, 2014 and 2013.

(2)	Net of income tax benefit (expense) of $(2) million for the three months ended March 31, 2014, and $(10) million for the three months ended March 31, 2013.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
millions	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$5,924	$3,698
Accounts receivable (net of allowance of $6 million and $5 million)
Customers	1,674	1,481
Others	1,375	1,241
Other current assets	691	688
Total	9,664	7,108
Properties and Equipment
Cost	70,573	71,244
Less accumulated depreciation, depletion, and amortization	30,009	30,315
Net properties and equipment	40,564	40,929
Other Assets	2,278	2,082
Goodwill and Other Intangible Assets	5,597	5,662
Total Assets	$58,103	$55,781

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,940	$3,530
Current asset retirement obligations	519	409
Accrued expenses	1,320	1,264
Current portion of long-term debt	—	500
Tronox-related contingent liability	5,150	—
Total	10,929	5,703
Long-term Debt	13,569	13,065
Other Long-term Liabilities
Deferred income taxes	9,343	9,245
Asset retirement obligations	1,573	1,613
Tronox-related contingent liability	—	850
Other	1,772	1,655
Total	12,688	13,363

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 524.0 million and 522.5 million shares issued)	52	52
Paid-in capital	8,682	8,629
Retained earnings	11,595	14,356
Treasury stock (19.2 million and 18.8 million shares)	(930)	(895)
Accumulated other comprehensive income (loss)	(279)	(285)
Total Stockholders’ Equity	19,120	21,857
Noncontrolling interests	1,797	1,793
Total Equity	20,917	23,650
Total Liabilities and Equity	$58,103	$55,781

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2013	$52	$8,629	$14,356	$(895)	$(285)	$1,793	$23,650
Net income (loss)	—	—	(2,669)	—	—	43	(2,626)
Common stock issued	—	49	—	—	—	—	49
Dividends—common stock	—	—	(92)	—	—	—	(92)
Repurchase of common stock	—	—	—	(35)	—	—	(35)
Subsidiary equity transactions	—	4	—	—	—	12	16
Distributions to noncontrolling interest owners	—	—	—	—	—	(51)	(51)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	1	—	1
Adjustments for pension and other postretirement plans	—	—	—	—	5	—	5
Balance at March 31, 2014	$52	$8,682	$11,595	$(930)	$(279)	$1,797	$20,917

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
millions	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(2,626)	$484
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	1,124	1,022
Deferred income taxes	46	162
Dry hole expense and impairments of unproved properties	198	177
Impairments	3	29
(Gains) losses on divestitures, net	(1,459)	(144)
Total (gains) losses on derivatives, net	461	199
Net cash from settlement of derivative instruments	(98)	47
Other	54	44
Changes in assets and liabilities
Algeria exceptional profits tax settlement	—	450
Tronox-related contingent loss	4,300	—
(Increase) decrease in accounts receivable	(266)	40
Increase (decrease) in accounts payable and accrued expenses	(63)	(125)
Other items—net	55	118
Net cash provided by (used in) operating activities	1,729	2,503
Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(2,501)	(1,710)
Acquisition of businesses	(4)	(135)
Divestitures of properties and equipment and other assets	3,257	361
Other—net	(170)	(133)
Net cash provided by (used in) investing activities	582	(1,617)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	918	385
Repayments of debt	(930)	—
Increase (decrease) in outstanding checks	97	86
Dividends paid	(92)	(46)
Repurchase of common stock	(35)	(27)
Issuance of common stock, including tax benefit on share-based compensation awards	13	18
Sale of subsidiary units	18	(1)
Distributions to noncontrolling interest owners	(51)	(33)
Contributions from noncontrolling interest owners	—	1
Net cash provided by (used in) financing activities	(62)	383
Effect of Exchange Rate Changes on Cash	(23)	(5)
Net Increase (Decrease) in Cash and Cash Equivalents	2,226	1,264
Cash and Cash Equivalents at Beginning of Period	3,698	2,471
Cash and Cash Equivalents at End of Period	$5,924	$3,735

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, natural gas liquids (NGLs), and anticipated production of liquefied natural gas (LNG). In addition, the Company engages in the gathering, processing, treating, and transporting of natural gas, crude oil, and NGLs. The Company also participates in the hard-minerals business through royalty arrangements. Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

Basis of Presentation  The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets at March 31, 2014, and December 31, 2013, the Consolidated Statements of Income, Comprehensive Income, and Cash Flows for the three months ended March 31, 2014 and 2013, and the Consolidated Statement of Equity for the three months ended March 31, 2014. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

Recently Issued Accounting Standards  The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. The ASU is effective for annual and interim periods beginning in 2015. Early adoption is permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. Anadarko elected to early adopt the ASU on a prospective basis for the quarter ended March 31, 2014. The adoption did not have a material impact on the Company’s consolidated financial statements.
The FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset, except in certain circumstances as described in the ASU. The ASU is effective for annual and interim periods beginning in 2014. See Note 11—Income Taxes.

2. Divestitures and Assets Held for Sale

Divestitures  During the first quarter of 2014, the Company received $3.3 billion in proceeds and recognized net gains of $1.5 billion, primarily related to the Mozambique and Pinedale/Jonah divestitures. The Company sold a 10% working interest in Rovuma Offshore Area 1 in Mozambique for $2.64 billion and recognized a gain of $1.5 billion. The Company sold its interest in the Pinedale/Jonah assets in Wyoming for $581 million. The Mozambique and Pinedale/Jonah assets were both included in the oil and gas exploration and production reporting segment.

Assets Held for Sale  The Company is marketing certain domestic and international properties from the oil and gas exploration and production reporting segment to redirect its operating activities and capital investments to other areas. In February 2014, the Company entered into an agreement to sell its Chinese subsidiary for $1.075 billion. The transaction is expected to close later this year and is subject to regulatory approvals and other customary closing conditions. At March 31, 2014, the Company’s Consolidated Balance Sheet included current assets of $206 million, long-term assets of $458 million, current liabilities of $66 million, and long-term liabilities of $49 million associated with assets held for sale, primarily related to its Chinese subsidiary.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Inventories

The following summarizes the major classes of inventories included in other current assets:

	March 31,	December 31,
millions	2014	2013
Crude oil	$119	$88
Natural gas	2	43
NGLs	96	79
Total	$217	$210

4. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $1.6 billion at March 31, 2014, and $2.2 billion at December 31, 2013. The decrease in suspended exploratory well costs during 2014 primarily resulted from the Company’s sale of a 10% working interest in Rovuma Offshore Area 1 in Mozambique. Projects with suspended exploratory well costs are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development and which management is actively pursuing efforts to assess whether reserves can be attributed to these projects. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the three months ended March 31, 2014, no exploratory well costs previously capitalized as suspended exploratory well costs for greater than one year at December 31, 2013, were charged to dry hole expense.

5. Noncontrolling Interests

Western Gas Equity Partners, LP (WGP) is a publicly traded consolidated subsidiary formed to own substantially all of the partnership interests in Western Gas Partners, LP (WES) previously owned by Anadarko. At March 31, 2014, Anadarko’s ownership interest in WGP consisted of a 91.0% limited partner interest and the entire non-economic general partner interest. The remaining limited partner interest in WGP consisted of a 9.0% public ownership interest.
WES, a publicly traded consolidated subsidiary, is a limited partnership formed by Anadarko to own, operate, acquire, and develop midstream assets. During the three months ended March 31, 2014, WES issued 300,000 common units to the public pursuant to the partial exercise of the underwriters’ over-allotment option granted in connection with WES’s December 2013 equity offering, raising additional net proceeds of $18 million. At March 31, 2014, WGP’s ownership interest in WES consisted of a 41.0% limited partner interest, the entire 2.0% general partner interest, and all WES incentive distribution rights. At March 31, 2014, Anadarko also owned a 0.6% limited partner interest in WES through other subsidiaries. The remaining limited partner interest in WES consisted of a 56.4% public ownership interest.

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
The Company does not apply hedge accounting to any of its derivative instruments. As a result, gains and losses associated with derivative instruments are recognized currently in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings. See Note 9—Accumulated Other Comprehensive Income (Loss).

Oil and Natural-Gas Production/Processing Derivative Activities  The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are a combination of NYMEX West Texas Intermediate and IntercontinentalExchange, Inc. (ICE) Brent Blend prices. The following is a summary of the Company’s derivative instruments related to its Oil and Natural-Gas Production/Processing Activities at March 31, 2014:

	2014 Settlement	2015 Settlement
Natural Gas
Three-Way Collars (thousand MMBtu/d)	600	635
Average price per MMBtu
Ceiling sold price (call)	$5.01	$4.76
Floor purchased price (put)	$3.75	$3.75
Floor sold price (put)	$2.75	$2.75
Fixed-Price Contracts (thousand MMBtu/d)	600	—
Average price per MMBtu	$4.26	$—
Extendable Fixed-Price Contracts (thousand MMBtu/d) (1)	400	—
Average price per MMBtu	$4.19	$—
Crude Oil
Fixed-Price Contracts (MBbls/d)	107	—
Average price per barrel	$100.58	$—
__________________________________________________________________

(1)	The extendable fixed-price contracts have a remaining contract term of April 2014 to June 2014 with an option to extend the contract term to December 2014 at the same price.
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

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes totaling 1 billion cubic feet (Bcf) of natural gas at March 31, 2014, and 16 Bcf at December 31, 2013, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

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
The Company had the following outstanding interest-rate swaps at March 31, 2014:

millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount	Start	End	Interest Rate
$750	June 2014	June 2024	6.00%
$1,100	June 2014	June 2044	5.57%
$50	September 2016	September 2026	5.91%
$750	September 2016	September 2046	5.86%

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	March 31,	December 31,	March 31,	December 31,
Balance Sheet Classification	2014	2013	2014	2013
Commodity derivatives
Other current assets	$40	$181	$(15)	$(102)
Other assets	23	89	(9)	(66)
Accrued expenses	52	106	(166)	(149)
Other liabilities	1	4	(3)	(15)
	116	380	(193)	(332)
Interest-rate and other derivatives
Accrued expenses	—	—	(628)	(480)
Other liabilities	—	—	(264)	(174)
	—	—	(892)	(654)
Total derivatives	$116	$380	$(1,085)	$(986)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions	Three Months Ended March 31,
Classification of (Gain) Loss Recognized	2014	2013
Commodity derivatives
Gathering, processing, and marketing sales (1)	$8	$8
(Gains) losses on derivatives, net	215	283
Interest-rate and other derivatives
(Gains) losses on derivatives, net	238	(92)
Total (gains) losses on derivatives, net	$461	$199
__________________________________________________________________

(1)	Represents the effect of marketing and trading derivative activities.

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
In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across derivative types. At March 31, 2014, $73 million of the Company’s $1.1 billion gross derivative liability balance, and at December 31, 2013, $76 million of the Company’s $986 million gross derivative liability balance would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.
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
Unsecured derivative obligations may require immediate settlement or full collateralization if certain credit-risk-related provisions are triggered, such as the Company’s credit rating from major credit rating agencies declining to a level below investment grade. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $77 million (net of collateral) at March 31, 2014, and $42 million (net of collateral) at December 31, 2013. The current portion of these amounts was included in accrued expenses and the long-term portion of these amounts was included in other long-term liabilities—other on the Company’s Consolidated Balance Sheets.

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
The following summarizes the fair value of the Company’s derivative assets and liabilities, by input level within the fair-value hierarchy:

millions
March 31, 2014	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives
Financial institutions	$—	$90	$—	$(73)	$—	$17
Other counterparties	—	26	—	(4)	—	22
Total derivative assets	$—	$116	$—	$(77)	$—	$39
Liabilities
Commodity derivatives
Financial institutions	$—	$(171)	$—	$73	$13	$(85)
Other counterparties	—	(22)	—	4	—	(18)
Interest-rate and other derivatives	—	(892)	—	—	—	(892)
Total derivative liabilities	$—	$(1,085)	$—	$77	$13	$(995)

December 31, 2013
Assets
Commodity derivatives
Financial institutions	$—	$211	$—	$(153)	$—	$58
Other counterparties	—	169	—	(126)	—	43
Total derivative assets	$—	$380	$—	$(279)	$—	$101
Liabilities
Commodity derivatives
Financial institutions	$—	$(200)	$—	$153	$7	$(40)
Other counterparties	—	(132)	—	126	—	(6)
Interest-rate and other derivatives	—	(654)	—	—	—	(654)
Total derivative liabilities	$—	$(986)	$—	$279	$7	$(700)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Debt and Interest Expense

Debt  The Company’s outstanding debt is senior unsecured, except for borrowings, if any, under the $5.0 billion Facility. The following summarizes the Company’s outstanding debt:

	March 31,	December 31,
millions	2014	2013
Total debt at face value	$15,202	$15,202
Net unamortized discounts and premiums (1)	(1,641)	(1,645)
Total borrowings	$13,561	$13,557
Capital lease obligation	8	8
Less current portion of long-term debt	—	500
Total long-term debt	$13,569	$13,065
__________________________________________________________________

(1)	Unamortized discounts and premiums are amortized over the term of the related debt.

Anadarko’s $275 million aggregate principal amount of 5.750% Senior Notes due June 2014 and the Zero-Coupon Senior Notes due 2036, which can be put to the Company in October 2014 (the next potential put date) for up to the then-accreted value of $756 million, are classified as long-term debt on the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance these obligations using long-term debt.

Fair Value  The Company uses a market approach to determine fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $15.7 billion at March 31, 2014, and $15.3 billion at December 31, 2013.

Debt Activity  The following summarizes the Company’s debt activity during the three months ended March 31, 2014:

	Carrying
millions	Value	Description
Balance at December 31, 2013	$13,557
Issuances	101	WES 2.600% Senior Notes due 2018
	394	WES 5.450% Senior Notes due 2044
Borrowings	430	WES revolving credit facility
Repayments	(500)	7.625% Senior Notes due 2014
	(430)	WES revolving credit facility
Other, net	9	Amortization of debt discounts and premiums
Balance at March 31, 2014	$13,561

WES Borrowings  In February 2014, WES entered into a five-year $1.2 billion, expandable to $1.5 billion, senior unsecured revolving credit facility maturing in February 2019 (RCF), which amended and restated its then-existing $800 million senior unsecured revolving credit facility. Borrowings under the RCF bear interest at LIBOR plus an applicable margin ranging from 0.975% to 1.45%, or rates at a margin above the one-month LIBOR, the federal funds rate, or prime rates offered by certain designated banks. During the first quarter of 2014, WES repaid borrowings under its RCF with net proceeds from its public offerings of $100 million aggregate principal amount of 2.600% Senior Notes due 2018 and $400 million aggregate principal amount of 5.450% Senior Notes due 2044. At March 31, 2014, WES was in compliance with all covenants contained in its RCF.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Debt and Interest Expense (Continued)

Interest Expense  The following summarizes interest expense:

	Three Months Ended March 31,
millions	2014	2013
Debt and other	$240	$232
Capitalized interest	(57)	(68)
Interest expense	$183	$164

8. Stockholders’ Equity

The following provides a reconciliation between basic and diluted earnings per share attributable to common stockholders:

	Three Months Ended March 31,
millions except per-share amounts	2014	2013
Net income (loss)
Net income (loss) attributable to common stockholders	$(2,669)	$460
Less undistributed income allocated to participating securities	—	3
Basic	$(2,669)	$457
Diluted	$(2,669)	$457
Shares
Average number of common shares outstanding—basic	504	501
Dilutive effect of stock options	—	2
Average number of common shares outstanding—diluted	504	503
Excluded (1)	11	4
Net income (loss) per common share
Basic	$(5.30)	$0.91
Diluted	$(5.30)	$0.91

Dividends per common share	$0.18	$0.09
 __________________________________________________________________

(1)	Inclusion of certain shares would have had an anti-dilutive effect.

9. Accumulated Other Comprehensive Income (Loss)

The following summarizes the after-tax changes in the balances of accumulated other comprehensive income (loss):

millions	Interest-rate Derivatives Previously Subject to Hedge Accounting	Pension and Other Postretirement Plans	Total
Balance at December 31, 2013	$(54)	$(231)	$(285)
Reclassifications to Consolidated Statement of Income	1	5	6
Balance at March 31, 2014	$(53)	$(226)	$(279)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Contingencies

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
The following is a discussion of any material developments in previously reported contingencies and any other material matters that have arisen since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Tronox Litigation  On November 28, 2005, Tronox Incorporated (Tronox), at the time a subsidiary of Kerr-McGee Corporation, completed an initial public offering (IPO) and was subsequently spun-off from Kerr-McGee Corporation. In August 2006, Anadarko acquired all of the stock of Kerr-McGee Corporation. In January 2009, Tronox and certain of Tronox’s subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court), which is the court that is also hearing the Adversary Proceeding (defined below). In May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee Corporation and certain of its subsidiaries (collectively, Kerr-McGee) asserting several claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleged, among other things, that it was insolvent or undercapitalized at the date of its IPO and sought, among other things, to recover damages in excess of $18.85 billion from Kerr-McGee and Anadarko, as well as interest and attorneys’ fees and costs. In accordance with Tronox’s Bankruptcy Court-approved Plan of Reorganization (Plan), the Adversary Proceeding is being pursued by a litigation trust (Litigation Trust). Pursuant to the Plan, the Litigation Trust was “deemed substituted” for the Tronox plaintiffs in the Adversary Proceeding.
The U.S. government intervened in the Adversary Proceeding, and in May 2009 asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act (FDCPA Complaint). The Litigation Trust and the U.S. government agreed that the recovery of damages under the Adversary Proceeding, if any, would cover both the Adversary Proceeding and the FDCPA Complaint.
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

Liability Accrual  On April 3, 2014, Anadarko and Kerr-McGee entered into a settlement agreement with the Litigation Trust and the U.S. government (in its capacity as plaintiff-intervenor and acting for and on behalf of certain U.S. government agencies) to resolve all claims asserted in the Adversary Proceeding and FDCPA Complaint for $5.15 billion, which represents principal of approximately $3.98 billion plus 6% interest from the filing of the Adversary Proceeding on May 12, 2009, through April 3, 2014. In addition, interest will be paid on the above amount from April 3, 2014, through the date of payment of the settlement amount, with interest of 1.5% for the first 180 days and thereafter of 1.5% plus one-month LIBOR. Under the terms of the settlement agreement, the Litigation Trust, Anadarko, and Kerr-McGee have agreed to mutually release all claims that were or could have been asserted in the Adversary Proceeding. The U.S. government (representing federal agencies that filed claims in the Tronox bankruptcy) and Anadarko and Kerr-McGee have also provided covenants not to sue each other with respect to certain claims and causes of action. The U.S. government will also provide contribution protection from third-party claims seeking reimbursement from Anadarko and certain of its affiliates for the sites identified in the settlement agreement.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Contingencies (Continued)

The settlement agreement is subject to recommendation by the Bankruptcy Court, approval by the U.S. District Court for the Southern District of New York (District Court), and the issuance of an injunction by the District Court barring similar claims from third parties. The Adversary Proceeding has been stayed pending final approval of the settlement agreement. The settlement payment will be made after both the District Court’s approval of the settlement agreement and the issuance of the injunction are final and non-appealable. The Company currently expects this process to be completed during the second half of 2014. Anadarko recognized Tronox-related contingent losses in the Company’s Consolidated Statements of Income of $4.3 billion in the first quarter of 2014 and $850 million in the fourth quarter of 2013, for an aggregate $5.15 billion contingent liability related to the Adversary Proceeding at March 31, 2014. For information on the tax effects of the settlement agreement, see Note 11—Income Taxes.

Other  In April 2014, the Company’s Board of Directors (Board) received a letter from a purported stockholder demanding that the Board investigate and commence derivative proceedings against certain officers and directors of the Company for alleged breach of fiduciary duty by causing the Company to be liable for damages based on environmental liabilities incurred in connection with the acquisition of Kerr-McGee Corporation. The Board will consider this demand and respond in due course.

Deepwater Horizon Events  In April 2010, the Macondo well in the Gulf of Mexico blew out and an explosion occurred on the Deepwater Horizon drilling rig, resulting in an oil spill. The well was operated by BP Exploration and Production Inc. (BP) and Anadarko held a 25% nonoperated interest. In October 2011, the Company and BP entered into a settlement agreement relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company is fully indemnified by BP against all claims and damages arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and assessment costs, and any claims arising under the Operating Agreement with BP. This indemnification is guaranteed by BP Corporation North America Inc. (BPCNA) and, in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. Under the Settlement Agreement, BP does not indemnify the Company against fines and penalties, punitive damages, shareholder derivative or securities laws claims, or certain other claims. The Company has not recorded a liability for any costs that are subject to indemnification by BP. For additional disclosure of the Deepwater Horizon events, the Company’s Settlement Agreement with BP, environmental claims under OPA, NRD claims, potential penalties and fines, and civil litigation, see Note 17—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Penalties and Fines  In December 2010, the U.S. Department of Justice (DOJ), on behalf of the United States, filed a civil lawsuit in the U.S. District Court in New Orleans, Louisiana (Louisiana District Court) against several parties, including the Company, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. In February 2012, the Louisiana District Court entered a declaratory judgment that, as a partial owner of the Macondo well, Anadarko is liable for civil penalties under Section 311 of the CWA. The declaratory judgment addresses liability only, and does not address the amount of any civil penalty. The assessment of a civil penalty against Anadarko will follow a bench trial scheduled to begin in January 2015. In August 2012, Anadarko filed a notice of appeal in the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) concerning that portion of the February 2012 declaratory judgment finding Anadarko liable for civil penalties under the CWA. The appeal is pending and oral arguments were heard in December 2013. The Fifth Circuit has not yet issued a ruling.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Contingencies (Continued)

As discussed below, numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. Certain state and local governments appealed, or provided indication of a likely appeal of, the Louisiana District Court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. For example, eleven Louisiana Parish District Attorneys appealed that decision to the Fifth Circuit. In February 2014, the Fifth Circuit denied the appeal and upheld the Louisiana District Court’s decision. If any further appeal is taken and is successful, state and/or local laws and regulations could become sources of penalties or fines against the Company.
Applicable accounting guidance requires the Company to accrue a liability if it is probable that a liability is incurred and the amount of the liability can be reasonably estimated. The Louisiana District Court’s declaratory judgment in February 2012 satisfies the requirement that a liability, arising from the future assessment of a civil penalty against Anadarko, is probable. Notwithstanding the declaratory judgment, the Company currently cannot estimate the amount of any potential civil penalty. The CWA sets forth subjective criteria, including degree of fault and history of prior violations, among others, which significantly influence the magnitude of CWA penalty assessments. As a result of the subjective nature of CWA penalty assessments, the Company currently cannot estimate the amount of any such penalty nor determine a range of potential loss. Furthermore, neither the February 2012 settlement by the other nonoperating partner of Deepwater Horizon-related civil penalties (including those under the CWA) with the United States and five affected Gulf states (Texas, Louisiana, Mississippi, Alabama, and Florida) nor the January 2013 settlement of CWA civil and criminal penalties by the drilling contractor with the United States affect the Company’s current conclusion regarding its ability to estimate potential fines and penalties. The Company lacks insight into those settlements, retains legal counsel separate from the other parties, and was not involved in any manner with respect to those settlements. Events or factors that could assist the Company in estimating the amount of any potential civil penalty or a range of potential loss related to such penalties include (i) an assessment by the DOJ, (ii) a ruling by a court of competent jurisdiction, or (iii) the initiation of substantive settlement negotiations between the Company and the DOJ.
Given the Company’s lack of direct operational involvement in the event, as was confirmed by the Louisiana District Court in August 2011 and reconfirmed by the court in September 2013 and March 2014 by excluding any evidence of Anadarko’s alleged culpability or fault in the Phase I and II trials and in the January 2015 penalty phase trial, and the subjective criteria of the CWA, the Company believes that its exposure to CWA penalties will not materially impact the Company’s consolidated financial position, results of operations, or cash flows.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Contingencies (Continued)

The first phase of the trial in the MDL (Phase I) commenced in February 2013. In April 2013, all parties rested their Phase I cases. Findings of fact, post-trial briefs, and responsive briefs were submitted in July 2013. BP, BP p.l.c., the United States, state and local governments, Halliburton Energy Services, Inc. (Halliburton), and Transocean Ltd. (Transocean) participated in Phase I. Anadarko was excused from participation in Phase I. The issues tried in Phase I included the cause of the blow-out and all related events leading up to April 22, 2010, the date the Deepwater Horizon sank, as well as allocation of fault. The allocation of fault remained in the Phase I trial because Halliburton and Transocean have not settled with any of the parties and each wishes to prove to the Louisiana District Court that their respective company was not at fault. Any fault ruling against BP will be binding against it in the penalty phase trial. The second phase of trial (Phase II) began in September 2013 and in November 2013 the parties rested their Phase II cases. The issues tried in Phase II included spill-source control and quantification of the spill for the period from April 20, 2010, until the well was capped. The Company, BP, BP p.l.c., the United States, state and local governments, Halliburton, and Transocean participated in Phase II of the trial. The penalty phase of the trial, which is scheduled to begin in January 2015, will include Anadarko, BP, and the United States, and will assess findings and penalties under the CWA. In March 2014, the Louisiana District Court ruled that no evidence of Anadarko’s alleged culpability or fault may be presented during the penalty phase trial.
Two separate class-action complaints were filed in June and August 2010, in the U.S. District Court for the Southern District of New York on behalf of purported purchasers of the Company’s stock between June 9, 2009, and June 12, 2010, against Anadarko and certain of its officers. The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. The parties reached a tentative settlement in this matter in March 2014, subject to approval by the court. The tentative settlement amount will be directly funded by the Company’s insurers. As a result, offsetting payables and receivables have been recorded to reflect the impact of the tentative settlement of this matter.

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
Although the Company is fully indemnified by BP against OPA damage claims, NRD claims and assessment costs, and certain other potential liabilities, the Company may be required to recognize a liability for these amounts in advance of, or in connection with, recognizing a receivable from BP for the related indemnity payment. In all circumstances, however, the Company expects that any additional indemnified liability that may be recognized by the Company will be subsequently recovered from BP itself or through the guarantees of BPCNA or BP p.l.c.
The Company will continue to monitor the MDL and other legal proceedings discussed above, as well as federal investigations related to the Deepwater Horizon events. The Company cannot predict the nature of evidence that may be discovered during the course of legal proceedings or the timing of completion of any legal proceedings.

Environmental Matters  Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. The Company continually monitors remediation and reclamation processes and adjusts its liability for these obligations as necessary.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended March 31,
millions except percentages	2014	2013
Income tax expense (benefit)	$664	$456
Effective tax rate	(34)%	49%

The Company reported a loss before income taxes for the three months ended March 31, 2014. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2014, was primarily attributable to net changes in uncertain tax positions related to the settlement agreement associated with the Adversary Proceeding, tax expense associated with Algerian exceptional profits taxes, and the tax impact from foreign operations.
The Company previously recognized a deferred tax benefit of $274 million related to the $850 million loss recognized in 2013 with respect to the Tronox-related contingent liability. In the first quarter of 2014, the Company recognized an additional tax benefit of $282 million related to the additional $4.3 billion loss with respect to the Adversary Proceeding. This benefit is net of a $1.1 billion uncertain tax position due to the uncertainty related to the deductibility of the final settlement payment. This uncertain tax position is presented in deferred income taxes on the Company’s Consolidated Balance Sheet as a reduction to the associated deferred tax asset. The Company is a participant in the Internal Revenue Service’s (IRS) Compliance Assurance Process and has regular discussions with the IRS concerning its tax positions. Depending on the outcome of such discussions, it is reasonably possible that the amount of the uncertain tax position related to the settlement could materially change. See Note 10—Contingencies—Tronox Litigation.
The increase from the 35% U.S. federal statutory rate for the three months ended March 31, 2013, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes.

12. Supplemental Cash Flow Information

The following summarizes cash paid (received) for interest (net of amounts capitalized) and income taxes, as well as non-cash investing and financing transactions:

	Three Months Ended March 31,
millions	2014	2013
Cash paid (received)
Interest	$265	$251
Income taxes	$598	$28
Non-cash investing activities
Fair value of properties and equipment exchanged in non-cash transactions	$—	$13
Non-cash investing and financing activities
Floating production, storage, and offloading vessel construction period obligation	$34	$—

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
To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; exploration expense; depreciation, depletion, and amortization (DD&A); impairments; interest expense; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; and certain items not related to the Company’s normal operations, less net income attributable to noncontrolling interests. During the periods presented, certain items not related to the Company’s normal operations included Algeria exceptional profits tax settlement and Tronox-related contingent loss. The Company’s definition of Adjusted EBITDAX excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Finally, net income attributable to noncontrolling interests is excluded from the Company’s measure of Adjusted EBITDAX because it represents earnings that are not attributable to the Company’s common stockholders.
Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders. Adjusted EBITDAX as defined by Anadarko may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) attributable to common stockholders and other performance measures, such as operating income or cash flows from operating activities. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) before income taxes:

	Three Months Ended March 31,
millions	2014	2013
Income (loss) before income taxes	$(1,962)	$940
Exploration expense	299	264
DD&A	1,124	1,022
Impairments	3	29
Interest expense	183	164
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	363	246
Algeria exceptional profits tax settlement	—	33
Tronox-related contingent loss	4,300	—
Less net income attributable to noncontrolling interests	43	24
Consolidated Adjusted EBITDAX	$4,267	$2,674

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Segment Information (Continued)

Information presented below as “Other and Intersegment Eliminations” includes results from hard-minerals royalty arrangements and corporate, financing, and certain derivative activities. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended March 31, 2014
Sales revenues	$2,389	$120	$1,829	$—	$4,338
Intersegment revenues	1,553	320	(1,689)	(184)	—
Gains (losses) on divestitures and other, net	1,460	(2)	—	48	1,506
Total revenues and other	5,402	438	140	(136)	5,844
Operating costs and expenses (1)	1,012	232	181	18	1,443
Net cash from settlement of commodity derivatives	—	—	—	92	92
Other (income) expense, net (2)	—	—	—	1	1
Net income attributable to noncontrolling interests	—	43	—	—	43
Total expenses and other	1,012	275	181	111	1,579
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	2	—	2
Adjusted EBITDAX	$4,390	$163	$(39)	$(247)	$4,267

Three Months Ended March 31, 2013
Sales revenues	$1,541	$84	$2,093	$—	$3,718
Intersegment revenues	1,862	253	(1,966)	(149)	—
Gains (losses) on divestitures and other, net	4	—	—	171	175
Total revenues and other	3,407	337	127	22	3,893
Operating costs and expenses (1)	884	188	164	20	1,256
Net cash from settlement of commodity derivatives	—	—	—	(51)	(51)
Other (income) expense, net	—	—	—	(6)	(6)
Net income attributable to noncontrolling interests	—	24	—	—	24
Total expenses and other	884	212	164	(37)	1,223
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	4	—	4
Adjusted EBITDAX	$2,523	$125	$(33)	$59	$2,674
 __________________________________________________________________

(1)	Operating costs and expenses excludes exploration expense, DD&A, impairments, and Algeria exceptional profits tax settlement since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes Tronox-related contingent loss since this expense is excluded from Adjusted EBITDAX.

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
The following summarizes the Company’s pension and other postretirement benefit cost:

	Pension Benefits		Other Benefits
millions	2014	2013	2014	2013
Three Months Ended March 31
Service cost	$25	$21	$2	$2
Interest cost	25	20	4	4
Expected return on plan assets	(27)	(23)	—	—
Amortization of net actuarial loss (gain)	9	29	(2)	—
Net periodic benefit cost	$32	$47	$4	$6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. The Company has made in this report, and may from time to time make in other public filings, press releases, and management discussions, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company’s operations, economic performance, and financial condition. These forward-looking statements include, among other things, information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities, and also include those statements preceded by, followed by, or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” “would,” “will,” “potential,” “continue,” “forecast,” “future,” “likely,” “outlook,” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about energy markets

•	production and sales volume levels

•	reserves levels

•	operating results

•	competitive conditions

•	technology

•	availability of capital resources, levels of capital expenditures, and other contractual obligations

•	supply and demand for, the price of, and the commercialization and transporting of natural gas, crude oil, natural gas liquids (NGLs), and other products or services

•	volatility in the commodity-futures market

•	weather

•	inflation

•	availability of goods and services, including unexpected changes in costs

•	drilling risks

•	processing volumes and pipeline throughput

•	general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business

•	the Company’s inability to timely obtain or maintain permits, including those necessary for drilling and/or development projects

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

•
other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s 2013 Annual Report on Form 10-K, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the 2013 Annual Report on Form 10-K; and the information set forth in the Risk Factors under Part I, Item 1A of the 2013 Annual Report on Form 10-K.

OVERVIEW

Anadarko is among the world’s largest independent exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of natural gas, crude oil, condensate, NGLs, and anticipated production of liquefied natural gas. The Company also engages in the gathering, processing, treating, and transporting of natural gas, crude oil, and NGLs. The Company has production and exploration activities worldwide, including activities in the United States, Algeria, Mozambique, Ghana, Brazil, Kenya, Côte d’Ivoire, Liberia, Sierra Leone, New Zealand, Colombia, South Africa, and other countries.

Significant operating and financial activities for the first quarter of 2014 include the following:
Overall

•	Anadarko’s first-quarter sales volumes averaged 819 thousand barrels of oil equivalent per day (MBOE/d), representing a 3% increase over the first quarter of 2013.

•
Anadarko’s first-quarter liquids sales volumes averaged 369 thousand barrels per day (MBbls/d), representing an increase of 7% over the first quarter of 2013, primarily due to increased sales volumes in the Wattenberg field, the Eagleford shale, the East Texas/North Louisiana horizontal development, the Delaware basin, and at El Merk in Algeria.

U.S. Onshore

•
U.S. onshore first-quarter sales volumes averaged 631 MBOE/d, representing a 9% increase from the first quarter of 2013, primarily due to increased sales volumes from the Wattenberg field, the Marcellus and Eagleford shales, the East Texas/North Louisiana horizontal development, and the Delaware basin.

•	The Company closed on the sale of its interest in the Pinedale/Jonah assets in Wyoming for $581 million.
Gulf of Mexico

•	Gulf of Mexico first-quarter sales volumes averaged 98 MBOE/d, representing a 17% decrease from the first quarter of 2013, primarily due to natural production declines.
International

•	International first-quarter sales volumes averaged 90 MBOE/d, representing a 7% decrease from first-quarter 2013 sales volumes, primarily due to timing of liftings in Ghana and China.

•	The Company closed on the sale of a 10% working interest in Rovuma Offshore Area 1 in Mozambique for $2.64 billion, recognizing a gain of $1.5 billion.

•
The Company entered into an agreement to sell its Chinese subsidiary for $1.075 billion. The transaction is expected to close later this year and is subject to regulatory approvals and other customary closing conditions.

Financial

•
Subsequent to quarter end, Anadarko and Kerr-McGee Corporation and certain of its subsidiaries entered into a settlement agreement to resolve all claims asserted in the Adversary Proceeding and under the Federal Debt Collection Procedures Act for $5.15 billion. The settlement agreement is subject to recommendation by the U.S. Bankruptcy Court for the Southern District of New York, approval by the U.S. District Court for the Southern District of New York, and the issuance of an injunction barring similar claims from being asserted by third parties.

•	Anadarko’s net loss attributable to common stockholders for the first quarter of 2014 totaled $2.7 billion, which included the $4.3 billion Tronox liability accrual.

•	The Company generated $1.7 billion of cash flow from operations and ended the quarter with $5.9 billion of cash on hand.

•	The Company repaid the $500 million 7.625% Senior Notes that matured in March 2014.

•
Western Gas Partners, LP (WES), a consolidated subsidiary of the Company, entered into a five-year $1.2 billion, expandable to $1.5 billion, senior unsecured revolving credit facility maturing in February 2019 (RCF), which amended and restated its then-existing $800 million senior unsecured revolving credit facility.

•
WES completed public offerings of $100 million aggregate principal amount of 2.600% Senior Notes due 2018 and $400 million aggregate principal amount of 5.450% Senior Notes due 2044, with net proceeds from these offerings used to repay borrowings under its RCF and for general partnership purposes.

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended March 31, 2014,” refer to the comparison of the three months ended March 31, 2014, to the three months ended March 31, 2013. The primary factors that affect the Company’s results of operations include commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
millions except per-share amounts	2014	2013
Financial Results
Revenues and other	$5,844	$3,893
Costs and expenses	2,869	2,604
Other (income) expense	4,937	349
Income tax expense (benefit)	664	456
Net income (loss) attributable to common stockholders	$(2,669)	$460
Net income (loss) per common share attributable to common stockholders—diluted	$(5.30)	$0.91
Average number of common shares outstanding—diluted	504	503

Operating Results
Adjusted EBITDAX (1)	$4,267	$2,674
Sales volumes (MMBOE)	74	71
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

FINANCIAL RESULTS

Sales Revenues and Volumes

	Three Months Ended March 31,
millions except percentages	Natural Gas	Oil and Condensate	NGLs	Total
Sales Revenues
2013 sales revenues	$807	$2,377	$303	$3,487
Changes associated with sales volumes	2	135	37	174
Changes associated with prices	408	(88)	46	366
2014 sales revenues	$1,217	$2,424	$386	$4,027
Increase (Decrease) vs. 2013	51%	2%	27%	15%

Anadarko’s total sales revenues increased for the three months ended March 31, 2014, due to higher average natural-gas and NGLs prices and higher sales volumes for all products, partially offset by lower average crude-oil prices.

	Three Months Ended March 31,
Sales Volumes	2014	Inc/(Dec) vs. 2013	2013
Barrels of Oil Equivalent (MMBOE except percentages)
United States	66	5%	62
International	8	(7)	9
Total	74	3	71

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	729	5%	695
International	90	(7)	98
Total	819	3	793

Sales volumes represent production volumes adjusted for changes in commodity inventories. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and Other (Income) Expense—(Gains) Losses on Derivatives, net. Production of natural gas, crude oil, and NGLs is usually not affected by seasonal swings in demand.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2014	Inc/(Dec) vs. 2013	2013
United States
Sales volumes—Bcf	243	—%	242
MMcf/d	2,697	—	2,689
Price per Mcf	$5.01	50	$3.33
Natural-gas sales revenues (millions)	$1,217	51	$807
 _______________________________________________________________________________
Bcf—billion cubic feet
MMcf/d—million cubic feet per day
Mcf—thousand cubic feet

The Company’s natural-gas sales volumes increased slightly for the three months ended March 31, 2014. Sales volumes for the Southern and Appalachia Region increased by 176 MMcf/d, primarily due to infrastructure expansions in 2013 that allowed the Company to bring wells online in the Marcellus and Eagleford shales, as well as continued horizontal drilling in the liquids-rich East Texas/North Louisiana horizontal development. These increases were offset by lower sales volumes of 87 MMcf/d in the Gulf of Mexico, primarily due to natural production declines, and 81 MMcf/d in the Company’s Rocky Mountain Region (Rockies), primarily due to the sale of the Company’s Pinedale/Jonah assets in January 2014 and a natural production decline in the Powder River basin.
The average natural-gas price Anadarko received increased for the three months ended March 31, 2014, as colder-than-average weather through much of the United States led to higher-than-normal residential, commercial, and industrial demand, reducing overall natural-gas storage below the previous year’s levels.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2014	Inc/(Dec) vs. 2013	2013
United States
Sales volumes—MMBbls	16	13%	14
MBbls/d	180	13	159
Price per barrel	$94.84	(3)	$97.32
International
Sales volumes—MMBbls	8	(7)%	9
MBbls/d	90	(7)	98
Price per barrel	$108.41	(3)	$112.18
Total
Sales volumes—MMBbls	24	6%	23
MBbls/d	270	6	257
Price per barrel	$99.37	(3)	$102.97
Oil and condensate sales revenues (millions)	$2,424	2	$2,377
 _______________________________________________________________________________
MMBbls—million barrels
MBbls/d—thousand barrels per day

Anadarko’s total crude-oil and condensate sales volumes increased by 13 MBbls/d for the three months ended March 31, 2014. Sales volumes in the Rockies increased by 17 MBbls/d, primarily in the Wattenberg field due to increased horizontal drilling and an exchange of certain oil and gas properties with a third party in October 2013. Southern and Appalachia Region sales volumes increased by 11 MBbls/d, primarily as a result of increased horizontal drilling and 2013 infrastructure expansions in the Eagleford shale and increased horizontal drilling in the Delaware basin. Sales volumes in the Gulf of Mexico decreased by 4 MBbls/d, primarily due to natural production declines. Internationally, sales volumes decreased by 8 MBbls/d, primarily due to timing of cargo liftings in Ghana and China, partially offset by higher sales volumes in Algeria due to increased production at El Merk as additional facilities and wells were brought online throughout 2013.
Anadarko’s average crude-oil price received decreased for the three months ended March 31, 2014, primarily due to modestly lower international oil prices due to an easing of geopolitical conflicts that impacted market conditions.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2014	Inc/(Dec) vs. 2013	2013
United States
Sales volumes—MMBbls	9	12%	8
MBbls/d	99	12	88
Price per barrel	$43.35	14	$38.17
Natural-gas liquids sales revenues (millions)	$386	27	$303

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes increased by 11 MBbls/d for the three months ended March 31, 2014, primarily in the Southern and Appalachia Region as a result of increased horizontal drilling and 2013 infrastructure expansion in the Eagleford shale, continued horizontal drilling in the liquids-rich East Texas/North Louisiana horizontal development and increased horizontal drilling in the Delaware basin.
Anadarko’s average NGLs price received increased for the three months ended March 31, 2014, primarily due to colder-than-average weather across much of the United States which led to production outages that limited NGL supply and increased propane demand for heating.

Gathering, Processing, and Marketing

	Three Months Ended March 31,
millions except percentages	2014	Inc/(Dec) vs. 2013	2013
Gathering, processing, and marketing sales	$311	35%	$231
Gathering, processing, and marketing expense	252	27	199
Gathering, processing, and marketing, net	$59	84	$32

Marketing sales represent the margin earned from purchasing and selling third-party oil and natural gas. Processing margin is the net of processing sales and expenses related to the purchase of third-party natural gas and the sale of the extracted NGLs and remaining residue gas. The Company also earns gathering revenue and processing fees by providing gathering and processing services to third parties. Other operating and transportation expenses included in gathering, processing, and marketing expense relate to the Company’s costs to perform these activities.
Gathering, processing, and marketing, net increased by $27 million for the three months ended March 31, 2014. This increase is primarily due to higher gathering revenue as a result of increased throughput across several of Anadarko’s systems, increased marketing margins primarily associated with natural gas sales, and higher processing fees due to increased throughput volumes, partially offset by increased transportation expenses due to increased activity.

Gains (Losses) on Divestitures and Other, net

During the three months ended March 31, 2014, the Company recognized a $1.5 billion gain associated with its divestiture of a 10% working interest in Rovuma Offshore Area 1 in Mozambique. During the three months ended March 31, 2013, the Company recognized a $140 million gain associated with the Company’s divestiture of its interests in a soda ash joint venture during the first quarter of 2013.

Costs and Expenses

	Three Months Ended March 31,
	2014	Inc/(Dec) vs. 2013	2013
Oil and gas operating (millions)	$313	27%	$247
Oil and gas operating—per BOE	4.24	23	3.46
Oil and gas transportation and other (millions)	266	4	255
Oil and gas transportation and other—per BOE	3.60	1	3.58

Oil and gas operating expense increased by $66 million for the three months ended March 31, 2014, due to increased workover costs of $49 million primarily in the Gulf of Mexico and the Rockies and increased surface maintenance costs of $9 million primarily in the Rockies. The related per barrel of oil equivalent (BOE) costs increased by $0.78 for the three months ended March 31, 2014, primarily due to the higher costs discussed above, partially offset by increased sales volumes.
Oil and gas transportation and other expense increased by $11 million for the three months ended March 31, 2014, primarily due to higher gas-gathering and transportation costs attributable to higher volumes and increased costs related to the growth in the Company’s U.S. onshore asset base. Oil and gas transportation and other expense per BOE increased by $0.02 for the three months ended March 31, 2014, primarily due to the higher costs discussed above, partially offset by increased sales volumes.

	Three Months Ended March 31,
millions	2014	2013
Exploration Expense
Dry hole expense	$121	$158
Impairments of unproved properties	77	19
Geological and geophysical expense	43	37
Exploration overhead and other	58	50
Total exploration expense	$299	$264

For the three months ended March 31, 2014, exploration expense increased by $35 million. Impairments of unproved properties increased by $58 million primarily in Sierra Leone as a result of a change in the Company’s drilling plans. Dry hole expense decreased by $37 million primarily associated with 2013 dry hole expense for wells in Sierra Leone, Kenya, and Mozambique, partially offset by 2014 dry hole expense for wells in New Zealand and the Gulf of Mexico. Geological and geophysical expense increased by $6 million primarily due to 2014 seismic purchases in Côte d’Ivoire, partially offset by 2013 seismic purchases in the Gulf of Mexico.

	Three Months Ended March 31,
millions except percentages	2014	Inc/(Dec) vs. 2013	2013
General and administrative	$298	8%	$275
Depreciation, depletion, and amortization	1,124	10	1,022
Other taxes	314	12	280
Impairments	3	(90)	29

For the three months ended March 31, 2014, general and administrative expense increased by $23 million. The increase included higher insurance premiums of $7 million, increased legal fees of $4 million, and an increase in other corporate-related G&A expenses.
Depreciation, depletion, and amortization (DD&A) expense increased by $102 million for the three months ended March 31, 2014, primarily due to higher sales volumes in 2014 and increased asset retirement costs for wells in the Gulf of Mexico.

For the three months ended March 31, 2014, other taxes increased by $34 million primarily due to higher Algerian exceptional profits taxes of $18 million due to increased crude-oil volumes in Algeria, higher ad valorem taxes of $16 million due to increased activity related to U.S. onshore properties, and higher U.S. production and severance taxes of $6 million as a result of increased sales volumes and higher natural-gas and NGLs prices for U.S. onshore properties. These increases were partially offset by lower Chinese windfall profits taxes of $6 million due to decreased crude-oil volumes in China.
Impairment expense for the three months ended March 31, 2013, included $29 million related to a midstream property that was impaired due to a reduction in estimated future cash flows.

Other (Income) Expense

	Three Months Ended March 31,
millions except percentages	2014	Inc/(Dec) vs. 2013	2013
Interest Expense
Debt and other	$240	3%	$232
Capitalized interest	(57)	16	(68)
Interest expense	$183	12	$164

Interest expense increased by $19 million for the three months ended March 31, 2014, primarily due to a decrease in capitalized interest related to lower construction-in-progress balances for long-term capital projects.

	Three Months Ended March 31,
millions	2014	2013
(Gains) Losses on Derivatives, net
(Gains) losses on commodity derivatives, net	$215	$283
(Gains) losses on interest-rate and other derivatives, net	238	(92)
(Gains) losses on derivatives, net	$453	$191

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

	Three Months Ended March 31,
millions	2014	2013
Tronox-related contingent loss	$4,300	$—

In April 2014, Anadarko and Kerr-McGee Corporation and certain of its subsidiaries (collectively Kerr-McGee) entered into a settlement agreement to resolve all claims asserted in the Adversary Proceeding and under the Federal Debt Collection Procedures Act (FDCPA Complaint) for $5.15 billion. The settlement agreement is subject to recommendation by the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court), approval by the U.S. District Court for the Southern District of New York (District Court), and the issuance of an injunction barring similar claims from third parties. Anadarko recognized Tronox-related contingent losses of $4.3 billion in the first quarter of 2014 and $850 million in the fourth quarter of 2013, for an aggregate $5.15 billion contingent liability related to the Adversary Proceeding at March 31, 2014. See Note 10—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended March 31,
millions except percentages	2014	2013
Income tax expense (benefit)	$664	$456
Effective tax rate	(34)%	49%

The Company reported a loss before income taxes for the three months ended March 31, 2014. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2014, was primarily attributable to net changes in uncertain tax positions related to the settlement agreement associated with the Adversary Proceeding, tax expense associated with Algerian exceptional profits taxes, and the tax impact from foreign operations.
The Company previously recognized a deferred tax benefit of $274 million related to the $850 million loss recognized in 2013 with respect to the Tronox-related contingent liability. In the first quarter of 2014, the Company recognized an additional tax benefit of $282 million related to the additional $4.3 billion loss with respect to the Adversary Proceeding. This benefit is net of a $1.1 billion uncertain tax position due to the uncertainty related to the deductibility of the final settlement payment. This uncertain tax position is presented in deferred income taxes on the Company’s Consolidated Balance Sheet as a reduction to the associated deferred tax asset. The Company is a participant in the Internal Revenue Service’s (IRS) Compliance Assurance Process and has regular discussions with the IRS concerning its tax positions. Depending on the outcome of such discussions, it is reasonably possible that the amount of the uncertain tax position related to the settlement could materially change. See Note 10—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The increase from the 35% U.S. federal statutory rate for the three months ended March 31, 2013, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes.

Net Income Attributable to Noncontrolling Interests

The Company’s net income attributable to noncontrolling interests of $43 million for the three months ended March 31, 2014, and $24 million for the three months ended March 31, 2013, related to public ownership interests in WES and Western Gas Equity Partners, LP (WGP). Public ownership in WES consisted of a 56.4% limited partnership interest at March 31, 2014, and 51.6% at March 31, 2013. Public ownership in WGP was a 9.0% limited partnership interest at March 31, 2014 and 2013. See Note 5—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX  To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; exploration expense; DD&A; impairments; interest expense; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; and certain items not related to the Company’s normal operations, less net income attributable to noncontrolling interests. During the periods presented, certain items not related to the Company’s normal operations included Algeria exceptional profits tax settlement and Tronox-related contingent loss. The Company’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Finally, net income attributable to noncontrolling interests is excluded from the Company’s measure of Adjusted EBITDAX because it represents earnings that are not attributable to the Company’s common stockholders.
Management believes that the presentation of Adjusted EBITDAX provides information useful in assessing the Company’s financial condition and results of operations and that Adjusted EBITDAX is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures, and make distributions to stockholders. Adjusted EBITDAX as defined by Anadarko may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) attributable to common stockholders and other performance measures prepared in accordance with GAAP, such as operating income or cash flows from operating activities. Adjusted EBITDAX has important limitations as an analytical tool because it excludes certain items that affect net income (loss) attributable to common stockholders and net cash provided by operating activities. Adjusted EBITDAX should not be considered in isolation or as a substitute for an analysis of Anadarko’s results as reported under GAAP. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) before income taxes, and consolidated Adjusted EBITDAX by reporting segment.

Adjusted EBITDAX

	Three Months Ended March 31,
millions except percentages	2014	Inc/(Dec) vs. 2013	2013
Income (loss) before income taxes	$(1,962)	NM	$940
Exploration expense	299	13%	264
DD&A	1,124	10	1,022
Impairments	3	(90)	29
Interest expense	183	12	164
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	363	48	246
Algeria exceptional profits tax settlement	—	(100)	33
Tronox-related contingent loss	4,300	NM	—
Less net income attributable to noncontrolling interests	43	79	24
Consolidated Adjusted EBITDAX	$4,267	60	$2,674
Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$4,390	74%	$2,523
Midstream	163	30	125
Marketing	(39)	(18)	(33)
Other and intersegment eliminations	(247)	NM	59
_________________________________________________________________________
NM—not meaningful

Oil and Gas Exploration and Production  Adjusted EBITDAX for the three months ended March 31, 2014, increased primarily due to higher sales volumes for all products, higher natural-gas and NGLs prices, and a $1.5 billion gain associated with the Company’s 2014 divestiture of a 10% working interest in Rovuma Offshore Area 1 in Mozambique. These increases were partially offset by lower crude-oil prices.

Midstream  The increase in Adjusted EBITDAX for the three months ended March 31, 2014, was primarily due to higher gathering revenue as a result of increased throughput across several of Anadarko’s systems and higher processing fees due to increased throughput volumes.

Marketing  Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. For the three months ended March 31, 2014, Adjusted EBITDAX decreased primarily due to higher transportation expenses, partially offset by higher margins primarily associated with natural-gas and oil sales.

Other and Intersegment Eliminations  Other and intersegment eliminations consist primarily of corporate costs, income from hard-minerals royalties, and net cash from settlement of commodity derivatives. The decrease in Adjusted EBITDAX for the three months ended March 31, 2014, was primarily due to a decrease in net cash from the settlement of commodity derivatives in 2014 and a $140 million gain associated with the Company’s 2013 divestiture of its interest in a soda ash joint venture.

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
Consistent with this approach, during the three months ended March 31, 2014, cash flows from operating activities were the primary source of capital investment funding. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions.
At March 31, 2014, Anadarko’s scheduled debt maturities for the next year were $275 million. Anadarko’s $275 million aggregate principal amount of 5.750% Senior Notes due June 2014 and the Zero-Coupon Senior Notes due 2036, which can be put to the Company in October 2014 (the next potential put date) for up to the then-accreted value of $756 million, are classified as long-term debt on the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance these obligations using long-term debt. The Company has a variety of funding sources available, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements, and the Company’s $5.0 billion senior secured revolving credit facility maturing in September 2015 ($5.0 billion Facility). Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund the Company’s current and long-term operations.

Effects of Tronox Adversary Proceeding on Liquidity  In April 2014, Anadarko and Kerr-McGee entered into a settlement agreement to resolve all claims asserted in the Adversary Proceeding and FDCPA Complaint for $5.15 billion, which represents principal of approximately $3.98 billion plus 6% interest from the filing of the Adversary Proceeding on May 12, 2009, through April 3, 2014. In addition, interest will be paid on the above amount from April 3, 2014, through the date of payment of the settlement amount, with interest of 1.5% for the first 180 days and thereafter of 1.5% plus one-month LIBOR. The settlement agreement is subject to recommendation by the Bankruptcy Court, approval by the District Court, and the issuance of an injunction barring similar claims from third parties. Once the District Court’s approval of the settlement agreement and issuance of the injunction are final and non-appealable, the Company will have two business days to transmit the settlement payment. The Company’s significant cash position and available $5.0 billion Facility provide sufficient resources and flexibility to fund the $5.15 billion settlement payment. The Company currently expects this process to be completed during the second half of 2014. See Note 10—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Revolving Credit Facility  Obligations incurred under the $5.0 billion Facility, as well as obligations Anadarko has to lenders or their affiliates pursuant to certain derivative instruments as discussed in Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. At March 31, 2014, the Company had no outstanding borrowings under the $5.0 billion Facility, there were no restrictions on its ability to utilize this borrowing capacity, and the Company was in compliance with all applicable covenants.

WES Funding Sources  Anadarko’s consolidated subsidiary, WES, uses cash flows from operations to fund ongoing operations, service its debt, and make distributions to its equity holders. As needed, WES supplements cash generated from its operating activities with proceeds from debt or equity issuances or borrowings under its RCF.
In February 2014, WES entered into a $1.2 billion RCF, expandable to $1.5 billion, which amended and restated its then-existing $800 million senior unsecured revolving credit facility. At March 31, 2014, WES was in compliance with all covenants contained in its RCF and had no outstanding borrowings under its RCF. See Financing Activities below.

Sources of Cash

Operating Activities  Anadarko’s cash flows from operating activities during the three months ended March 31, 2014, was $1.7 billion, compared to $2.5 billion for the same period of 2013. Operating cash flows decreased due to the unfavorable impact of changes in working capital items, primarily related to a $520 million income tax payment in 2014 associated with the Mozambique sale, the $450 million cash payment received in 2013 associated with the Algeria exceptional profits tax settlement, and lower average crude-oil prices, partially offset by higher average natural-gas and NGLs prices and higher sales volumes.
One of the primary sources of variability in the Company’s cash flows from operating activities is fluctuations in commodity prices, the impact of which Anadarko partially mitigates by entering into commodity derivatives. Sales-volume changes also impact cash flow, but have not been as volatile as commodity prices. Anadarko’s cash flows from operating activities are also dependent on the costs related to continued operations and debt service.

Investing Activities  During the three months ended March 31, 2014, Anadarko received pretax proceeds of $3.3 billion primarily related to the Company’s divestitures of a 10% working interest in Rovuma Offshore Area 1 in Mozambique for $2.64 billion and its interest in the Pinedale/Jonah assets in Wyoming for $581 million.

Financing Activities  During the three months ended March 31, 2014, Anadarko’s consolidated subsidiary, WES, borrowed $430 million under its RCF primarily to fund its February 2014 acquisition of Anadarko’s interests in Texas Express Pipeline LLC, Texas Express Gathering LLC, and Front Range Pipeline LLC, and for other general partnership purposes, including the funding of capital expenditures. In March 2014, WES completed public offerings of $100 million aggregate principal amount of 2.600% Senior Notes due 2018 and $400 million aggregate principal amount of 5.450% Senior Notes due 2044, with proceeds from the offerings used to repay borrowings under its RCF and for general partnership purposes. Also during the three months ended March 31, 2014, WES issued 300,000 common units to the public pursuant to the partial exercise of the underwriters’ over-allotment option granted in connection with WES’s December 2013 equity offering, raising additional net proceeds of $18 million.

Uses of Cash

Anadarko invests significant capital to develop, acquire, and explore for oil and natural gas and to expand its midstream infrastructure. The Company also uses cash to fund ongoing operating costs, capital contributions for equity investments, debt repayments, and distributions to its shareholders.

Capital Expenditures  The following presents the Company’s capital expenditures by category:

	Three Months Ended March 31,
millions	2014	2013
Property acquisitions
Exploration	$41	$7
Development	106	6
Exploration	424	319
Development	1,573	888
Capitalized interest	49	62
Total oil and gas capital expenditures	2,193	1,282
Gathering, processing, and marketing and other (1)	375	465
Total capital expenditures (2)	$2,568	$1,747
 ________________________________________________________________________________________

(1)	Includes WES capital expenditures of $170 million for the three months ended March 31, 2014, and $299 million for the three months ended March 31, 2013.

(2)
Capital expenditures in this table are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

The Company’s capital spending increased by $821 million for the three months ended March 31, 2014, due to increased U.S. onshore development drilling primarily in the Wattenberg field, the Delaware basin, and the Eagleford shale, as well as increased exploration drilling and a spar lease buyout in the Gulf of Mexico. These increases were partially offset by lower gathering, processing, and marketing and other expenditures, primarily due to the 2013 acquisition of a 33.75% interest in gas-gathering systems located in the Marcellus shale in north-central Pennsylvania from a third party for $135 million.
In the second quarter of 2013, the Company entered into a carried-interest arrangement that requires a third-party partner to fund $860 million of Anadarko’s capital costs in exchange for a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. The third-party funding is expected to cover the substantial majority of Anadarko’s expected future capital costs through first production, which is expected to occur by mid-2016. At March 31, 2014, $170 million of the total $860 million obligation had been funded.
In the third quarter of 2012, the Company entered into a carried-interest arrangement that requires a third-party partner to fund $556 million of Anadarko’s capital costs in exchange for a 7.2% working interest in the Lucius development, located in the Gulf of Mexico. The carry obligation is expected to cover the substantial majority of the Company’s expected future capital costs through first production, which is expected to occur in the second half of 2014. At March 31, 2014, $503 million of the total $556 million obligation had been funded.

Investments  During the three months ended March 31, 2014, the Company made capital contributions of $47 million for equity investments, which are included in Other—net under Investing Activities in the Consolidated Statements of Cash Flows. These contributions were primarily associated with joint ventures to build the Front Range Pipeline and the Texas Express Pipeline.

Debt Retirements and Repayments  Anadarko repaid the $500 million 7.625% Senior Notes that matured in March 2014. Also, during the three months ended March 31, 2014, WES repaid $430 million of borrowings under its RCF with proceeds from its debt offerings, as discussed in Sources of Cash.

Common Stock Dividends and Distributions to Noncontrolling Interest Owners  Anadarko paid dividends of $92 million to its common stockholders during the three months ended March 31, 2014, and $46 million during the three months ended March 31, 2013. During the third quarter of 2013, Anadarko increased the quarterly dividend paid to common stockholders from $0.09 per share to $0.18 per share. Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming a public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors.
WES distributed to its unitholders, other than Anadarko and WGP, an aggregate of $41 million during the three months ended March 31, 2014, and $29 million during the three months ended March 31, 2013. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.625 per common unit for the first quarter of 2014 (to be paid in May 2014).
WGP distributed to its unitholders, other than Anadarko, an aggregate of $5 million during the three months ended March 31, 2014, and $1 million during the three months ended March 31, 2013. WGP has made quarterly distributions to its unitholders since its initial public offering in December 2012, and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.25 per unit for the first quarter of 2014 (to be paid in May 2014).

Outlook

The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2014 capital spending range of $9.0 billion to $9.5 billion. This amount includes $614 million to $664 million of WES capital expenditures, excluding WES acquisitions. The Company plans to allocate approximately 70% of its 2014 capital spending to development activities, 15% to exploration activities, and 15% to gas-gathering and processing activities and other business activities. The Company expects its 2014 capital spending by area to be approximately 60% for the U.S. onshore region and Alaska, 15% for the Gulf of Mexico, 15% for Midstream and other, and 10% for International.
Anadarko believes that its cash on hand and expected level of operating cash flows will be sufficient to fund the Company’s projected operational and capital programs for 2014 and continue to meet its other obligations. The Company’s cash on hand is available for use and could be supplemented, as needed, with available borrowing capacity under the $5.0 billion Facility. In addition, these items provide flexibility in funding the $5.15 billion settlement related to the Adversary Proceeding.
The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions. In order to reduce commodity-price risk and increase the predictability of 2014 cash flows, Anadarko entered into strategic derivative positions, which cover approximately 66% of its remaining 2014 anticipated natural-gas sales volumes and 37% of its remaining 2014 anticipated crude-oil sales volumes. In addition, the Company has derivative positions in place for 2015. See Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
In February 2014, the Company entered into an agreement to sell its Chinese subsidiary for $1.075 billion. The transaction is expected to close later this year and is subject to regulatory approvals and other customary closing conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. In addition, foreign-currency exchange-rate risk exists due to anticipated foreign-currency denominated payments and receipts. These risks can affect revenues and cash flows from operating, investing, and financing activities. The Company’s risk-management policies provide for the use of derivative instruments to manage these risks. The types of commodity derivative instruments utilized by the Company include futures, swaps, options, and fixed-price physical-delivery contracts. The volume of commodity derivatives entered into by the Company is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded commodity derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 672 Bcf of natural gas and 29 MMBbls of crude oil at March 31, 2014, with a net derivative liability position of $94 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $492 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $477 million. However, any cash received or paid to settle these derivatives would be substantially offset by the realized sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At March 31, 2014, the Company had a net derivative asset position of $16 million (gains of $21 million and losses of $5 million) on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

INTEREST-RATE RISK  Any borrowings under the $5.0 billion Facility and the WES RCF are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheets is subject to fixed interest rates. The Company’s $2.9 billion of London Interbank Offered Rate (LIBOR) based obligations, which are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two non-controlled entities, give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. A 10% increase in LIBOR would not impact the Company’s interest cost on fixed-rate debt already outstanding, but would affect fair value of outstanding fixed-rate debt.
At March 31, 2014, the Company had a net derivative liability position of $892 million related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would increase (decrease) the aggregate fair value of outstanding interest-rate swap agreements by approximately $139 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by actual borrowing costs associated with any future debt issuances or borrowings under the $5.0 billion Facility. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
The Company has risk related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability for its 2008 divestiture of the Peregrino field offshore Brazil. The Brazilian tax matter is currently under consideration by the Brazilian courts. At March 31, 2014, cash of $150 million was held in escrow. A 10% increase or decrease in the foreign-currency exchange rate would not materially impact the Company’s gain or loss related to foreign currency.
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

GENERAL  The Company is a defendant in a number of lawsuits and is involved in governmental proceedings and regulatory controls arising in the ordinary course of business, including, but not limited to, personal injury claims; title disputes; tax disputes; royalty claims; contract claims; contamination claims relating to oil and gas production, transportation, and processing; and environmental claims, including claims involving assets owned by acquired companies and claims involving assets previously sold to third parties and no longer a part of the Company’s current operations. Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. While the ultimate outcome and impact on the Company cannot be predicted with certainty, after consideration of recorded expense and liability accruals, management believes that, with the possible exception of the Tronox Litigation discussed in Note 10—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
See Note 10—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10‑Q, which is incorporated herein by reference, for material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and material matters that have arisen since the filing of such report.

Item 1A.  Risk Factors

Consider carefully the risk factor included below, as well as those under the caption “Risk Factors” under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, together with all of the other information included in this Form 10-Q; in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013; and in the Company’s other public filings, press releases, and public discussions with Company management.

In the event that the settlement agreement related to the Adversary Proceeding is not approved, post-trial proceedings related to the Adversary Proceeding would continue and we may incur liabilities in excess of the amount provided for in the settlement agreement, which could have a material adverse effect on our business, prospects, results of operations, cash flows, financial condition, and liquidity.

On April 3, 2014, Anadarko and Kerr-McGee Corporation and certain of its subsidiaries (collectively, Kerr-McGee) entered into a settlement agreement with the Litigation Trust and the U.S. government (in its capacity as plaintiff-intervenor and acting for and on behalf of certain U.S. government agencies) to resolve all claims asserted in the Adversary Proceeding and under the Federal Debt Collection Procedures Act for $5.15 billion, which represents principal of approximately $3.98 billion plus 6% interest from the filing of the Adversary Proceeding on May 12, 2009, through April 3, 2014. In addition, interest will be paid on the above amount from April 3, 2014, through the date of payment of the settlement amount, with interest of 1.5% for the first 180 days and thereafter of 1.5% plus one-month LIBOR. See Note 10—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The settlement agreement is subject to recommendation by the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court), approval by the U.S. District Court for the Southern District of New York (District Court), and the issuance of an injunction by the District Court barring similar claims from third parties. The Adversary Proceeding has been stayed pending final approval of the settlement agreement. The settlement payment will be made after both the District Court’s approval of the settlement agreement and the issuance of the injunction are final and non-appealable. Although the Company currently expects the approval process to be completed during the second half of 2014, the actual timing to complete the process is not certain. In the event the Bankruptcy Court does not recommend the settlement agreement or the District Court does not approve it, the post-trial proceedings relating to the Adversary Proceeding would continue and Kerr-McGee could be subject to a judgment by the Bankruptcy Court regarding damages, including interest and attorneys’ fees. In such event, the Company’s liabilities relating to Tronox could exceed the amount provided for in the settlement agreement and we could incur additional liabilities that we are unable to estimate or predict at this time. These events could have a material adverse effect on our business, prospects, consolidated financial position, results of operations, cash flows, financial condition, and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2014.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January	975	$79.99	—
February	692	$80.48	—
March	400,968	$85.12	—
First-Quarter 2014	402,635	$85.10	—	$—
 ____________________________________________________________

(1)	During the first quarter of 2014, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

Item 6.  Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith or double asterisk (**) and are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number			Description	File Number
	3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as exhibit 3.3 to Form 8-K filed on May 22, 2009	1-8968
		(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 15, 2012, filed as exhibit 3.1 to Form 8-K filed on May 15, 2012	1-8968
	10	(i)
Settlement Agreement dated as of April 3, 2014, by and among (1) the Anadarko Litigation Trust, (2) the United States of America in its capacity as plaintiff-intervenor in the Tronox Adversary Proceeding and acting for and on behalf of certain U.S. government agencies and (3) Anadarko Petroleum Corporation, Kerr-McGee Corporation, and certain other subsidiaries, filed as exhibit 10.1 to Form 8-K filed on April 3, 2014
				1-8968
*		(ii)
Second Amendment to Revolving Credit Agreement, dated as of March 26, 2014, to the Revolving Credit Agreement dated as of September 2, 2010, as amended on August 3, 2011, among Anadarko Petroleum Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., DnB Nor Bank ASA, The Royal Bank of Scotland plc, Société Générale, and Wells Fargo Bank, N.A., as co-syndication agents, and each of the Lenders from time to time party thereto

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

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 5, 2014	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer