Form 10-Q
period 2014-06-30
ANADARKO PETROLEUM CORP
filed 2014-07-29
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at June 30, 2014, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	505,962,939

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2014	2013	2014	2013
Revenues and Other
Natural-gas sales	$991	$935	$2,208	$1,742
Oil and condensate sales	2,705	1,995	5,129	4,372
Natural-gas liquids sales	411	261	797	564
Gathering, processing, and marketing sales	278	249	589	480
Gains (losses) on divestitures and other, net	54	57	1,560	232
Total	4,439	3,497	10,283	7,390
Costs and Expenses
Oil and gas operating	273	245	586	492
Oil and gas transportation and other	281	253	547	508
Exploration	502	178	801	442
Gathering, processing, and marketing	250	222	502	421
General and administrative	305	260	603	532
Depreciation, depletion, and amortization	1,048	940	2,172	1,962
Other taxes	361	245	675	525
Impairments	117	10	120	39
Algeria exceptional profits tax settlement	—	—	—	33
Deepwater Horizon settlement and related costs	93	4	93	7
Total	3,230	2,357	6,099	4,961
Operating Income (Loss)	1,209	1,140	4,184	2,429
Other (Income) Expense
Interest expense	186	172	369	336
(Gains) losses on derivatives, net	323	(656)	776	(465)
Other (income) expense, net	(13)	98	(12)	92
Tronox-related contingent loss	19	—	4,319	—
Total	515	(386)	5,452	(37)
Income (Loss) Before Income Taxes	694	1,526	(1,268)	2,466
Income tax expense (benefit)	428	567	1,092	1,023
Net Income (Loss)	266	959	(2,360)	1,443
Net income attributable to noncontrolling interests	39	30	82	54
Net Income (Loss) Attributable to Common Stockholders	$227	$929	$(2,442)	$1,389

Per Common Share
Net income (loss) attributable to common stockholders—basic	$0.45	$1.84	$(4.84)	$2.75
Net income (loss) attributable to common stockholders—diluted	$0.45	$1.83	$(4.84)	$2.74
Average Number of Common Shares Outstanding—Basic	505	502	505	501
Average Number of Common Shares Outstanding—Diluted	507	504	505	504
Dividends (per common share)	$0.27	$0.09	$0.45	$0.18

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2014	2013	2014	2013
Net Income (Loss)	$266	$959	$(2,360)	$1,443
Other Comprehensive Income (Loss), net of taxes
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net (1)	2	1	3	3
Amortization of net actuarial (gain) loss to general and administrative expense (2)	4	19	9	38
Total	6	20	12	41
Comprehensive Income (Loss)	272	979	(2,348)	1,484
Comprehensive income attributable to noncontrolling interests	39	30	82	54
Comprehensive Income (Loss) Attributable to Common Stockholders	$233	$949	$(2,430)	$1,430
 __________________________________________________________________

(1)	Net of income tax benefit (expense) of $(1) million for the three months ended June 30, 2014 and 2013, and $(2) million for the six months ended June 30, 2014 and 2013.

(2)
Net of income tax benefit (expense) of $(3) million for the three months ended June 30, 2014, $(11) million for the three months ended June 30, 2013, $(5) million for the six months ended June 30, 2014, and $(21) million for the six months ended June 30, 2013.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

millions	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$5,365	$3,698
Accounts receivable (net of allowance of $7 million and $5 million)
Customers	1,484	1,481
Others	1,595	1,241
Other current assets	536	688
Total	8,980	7,108
Properties and Equipment
Cost	72,529	71,244
Less accumulated depreciation, depletion, and amortization	31,042	30,315
Net properties and equipment	41,487	40,929
Other Assets	2,352	2,082
Goodwill and Other Intangible Assets	5,595	5,662
Total Assets	$58,414	$55,781

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,979	$3,530
Current asset retirement obligations	511	409
Accrued expenses	1,009	1,264
Current portion of long-term debt	—	500
Deepwater Horizon settlement and related costs	92	—
Tronox-related contingent liability	5,169	—
Total	10,760	5,703
Long-term Debt	13,414	13,065
Other Long-term Liabilities
Deferred income taxes	9,186	9,245
Asset retirement obligations	1,499	1,613
Tronox-related contingent liability	—	850
Other	2,383	1,655
Total	13,068	13,363

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 525.1 million and 522.5 million shares issued)	52	52
Paid-in capital	8,798	8,629
Retained earnings	11,684	14,356
Treasury stock (19.2 million and 18.8 million shares)	(930)	(895)
Accumulated other comprehensive income (loss)	(273)	(285)
Total Stockholders’ Equity	19,331	21,857
Noncontrolling interests	1,841	1,793
Total Equity	21,172	23,650
Total Liabilities and Equity	$58,414	$55,781

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2013	$52	$8,629	$14,356	$(895)	$(285)	$1,793	$23,650
Net income (loss)	—	—	(2,442)	—	—	82	(2,360)
Common stock issued	—	153	—	—	—	—	153
Dividends—common stock	—	—	(230)	—	—	—	(230)
Repurchase of common stock	—	—	—	(35)	—	—	(35)
Subsidiary equity transactions	—	16	—	—	—	68	84
Distributions to noncontrolling interest owners	—	—	—	—	—	(102)	(102)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	3	—	3
Adjustments for pension and other postretirement plans	—	—	—	—	9	—	9
Balance at June 30, 2014	$52	$8,798	$11,684	$(930)	$(273)	$1,841	$21,172

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
millions	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(2,360)	$1,443
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, and amortization	2,172	1,962
Deferred income taxes	188	563
Dry hole expense and impairments of unproved properties	609	263
Impairments	120	39
(Gains) losses on divestitures, net	(1,468)	(157)
Total (gains) losses on derivatives, net	786	(460)
Operating portion of net cash received (paid) in settlement of derivative instruments	(186)	65
Other	108	121
Changes in assets and liabilities
Deepwater Horizon settlement and related costs	92	1
Algeria exceptional profits tax settlement	—	698
Tronox-related contingent loss	4,319	—
(Increase) decrease in accounts receivable	(183)	257
Increase (decrease) in accounts payable and accrued expenses	21	221
Other items—net	(27)	(11)
Net cash provided by (used in) operating activities	4,191	5,005
Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(5,100)	(3,531)
Acquisition of businesses	(4)	(135)
Divestitures of properties and equipment and other assets	3,286	418
Other—net	(282)	(341)
Net cash provided by (used in) investing activities	(2,100)	(3,589)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	1,077	495
Repayments of debt	(1,255)	(245)
Financing portion of net cash paid in settlement of derivative instruments	(222)	—
Increase (decrease) in outstanding checks	178	145
Dividends paid	(230)	(92)
Repurchase of common stock	(35)	(30)
Issuance of common stock, including tax benefit on share-based compensation awards	73	95
Sale of subsidiary units	92	415
Distributions to noncontrolling interest owners	(102)	(68)
Contributions from noncontrolling interest owners	—	1
Net cash provided by (used in) financing activities	(424)	716
Effect of Exchange Rate Changes on Cash	—	(22)
Net Increase (Decrease) in Cash and Cash Equivalents	1,667	2,110
Cash and Cash Equivalents at Beginning of Period	3,698	2,471
Cash and Cash Equivalents at End of Period	$5,365	$4,581

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

Basis of Presentation  The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s Consolidated Balance Sheets at June 30, 2014, and December 31, 2013, the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013, the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and the Consolidated Statement of Equity for the six months ended June 30, 2014. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Use of Estimates  The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, including those related to proved reserves; the value of properties and equipment; goodwill; intangible assets; asset retirement obligations; litigation liabilities; environmental liabilities; pension assets, liabilities, and costs; income taxes; and fair values. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

Recently Issued Accounting Standards  The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2017 and is required to be adopted using one of two retrospective application methods, with no early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. This ASU is effective for annual and interim periods beginning in 2015, with early adoption permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. Anadarko early adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on the Company’s consolidated financial statements.
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, requires that an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset, except in certain circumstances. This ASU is effective for annual and interim periods beginning in 2014. See Note 12—Income Taxes.

2. Divestitures and Assets Held for Sale

Divestitures  For the six months ended June 30, 2014, the Company received $3.3 billion in proceeds from divestitures and recognized net gains of $1.5 billion, primarily related to Mozambique and Pinedale/Jonah transactions during the first quarter of 2014. The Company sold a 10% working interest in Rovuma Offshore Area 1 in Mozambique for $2.64 billion and recognized a gain of $1.5 billion. The Company sold its interest in the Pinedale/Jonah assets in Wyoming for $581 million. The Mozambique and Pinedale/Jonah assets were both included in the oil and gas exploration and production reporting segment.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Divestitures and Assets Held for Sale (Continued)

Assets Held for Sale  The Company is marketing certain properties from the oil and gas exploration and production reporting segment to direct its operating activities and capital investments to other areas. In February 2014, the Company entered into an agreement to sell its Chinese subsidiary for $1.075 billion. The transaction is expected to close in the third quarter of 2014 and is subject to customary closing conditions. At June 30, 2014, the Company’s Consolidated Balance Sheet included current assets of $181 million, long-term assets of $452 million, current liabilities of $66 million, and long-term liabilities of $45 million associated with assets held for sale, primarily related to its Chinese subsidiary.

3. Inventories

The following summarizes the major classes of inventories included in other current assets:

millions	June 30, 2014	December 31, 2013
Crude oil	$153	$88
Natural gas	6	43
NGLs	127	79
Total	$286	$210

4. Impairments

The following summarizes impairments by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2014	2013	2014	2013
Oil and gas exploration and production
Long-lived assets held for use
Gulf of Mexico properties	$115	$—	$115	$—
Cost-method investment	1	10	2	10
Midstream
Long-lived assets held for use	1	—	3	29
Impairments	$117	$10	$120	$39

During the second quarter of 2014, the Company impaired a Gulf of Mexico property due to a reduction in estimated future cash flows. In the second quarter of 2013, the Company impaired its Venezuelan cost-method investment due to declines in estimated recoverable value. In addition, during the first quarter of 2013, a midstream property was impaired due to a reduction in estimated future cash flows.
The following summarizes the post-impairment fair value of the above-described assets, all of which were measured using the income approach and Level 3 inputs:

millions	2014	2013
Long-lived assets held for use	$327	$23
Cost-method investment (1)	32	32
__________________________________________________________________

(1)	This represents the Company’s after-tax net investment.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $1.6 billion at June 30, 2014, and $2.2 billion at December 31, 2013. The decrease in suspended exploratory well costs during 2014 primarily resulted from the Company’s sale of a 10% working interest in Rovuma Offshore Area 1 in Mozambique during the first quarter of 2014. Projects with suspended exploratory well costs are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development and where management is actively pursuing efforts to assess whether reserves can be attributed to these projects. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the six months ended June 30, 2014, no exploratory well costs previously capitalized as suspended exploratory well costs for greater than one year at December 31, 2013, were charged to dry hole expense.

6. Noncontrolling Interests

Western Gas Equity Partners, LP (WGP) is a publicly traded consolidated subsidiary formed to own substantially all of the partnership interests in Western Gas Partners, LP (WES) previously owned by Anadarko. At June 30, 2014, Anadarko’s ownership interest in WGP consisted of a 91.0% limited partner interest and the entire non-economic general partner interest. The remaining 9.0% limited partner interest in WGP was owned by the public.
In July 2014, Anadarko sold 5.75 million WGP limited partner units to the public, raising net proceeds of $335 million. After the sale, Anadarko’s ownership interest in WGP consisted of an 88.3% limited partner interest and the entire non-economic general partner interest.
WES, a publicly traded consolidated subsidiary, is a limited partnership formed by Anadarko to own, operate, acquire, and develop midstream assets. During the first quarter of 2014, WES issued 300,000 common units to the public pursuant to the partial exercise of the underwriters’ over-allotment option granted in connection with WES’s December 2013 equity offering, raising additional net proceeds of $18 million. During the second quarter of 2014, WES issued approximately one million common units to the public under its continuous offering program, raising net proceeds of $74 million. At June 30, 2014, WGP’s ownership interest in WES consisted of a 40.6% limited partner interest, the entire 2.0% general partner interest, and all of the WES incentive distribution rights. At June 30, 2014, Anadarko also owned a 0.6% limited partner interest in WES through other subsidiaries. The remaining 56.8% limited partner interest in WES was owned by the public.

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
Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to interest-rate changes. The fair value of the Company’s current interest-rate swap portfolio increases (decreases) when interest rates increase (decrease).
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are a combination of NYMEX West Texas Intermediate and IntercontinentalExchange, Inc. (ICE) Brent Blend prices. The following is a summary of the Company’s derivative instruments related to its Oil and Natural-Gas Production/Processing Derivative Activities at June 30, 2014:

	2014 Settlement	2015 Settlement
Natural Gas
Three-Way Collars (thousand MMBtu/d)	600	635
Average price per MMBtu
Ceiling sold price (call)	$5.01	$4.76
Floor purchased price (put)	$3.75	$3.75
Floor sold price (put)	$2.75	$2.75
Fixed-Price Contracts (thousand MMBtu/d)	1,000	—
Average price per MMBtu	$4.23	$—
Crude Oil
Three-Way Collars (MBbls/d)	—	25
Average price per barrel
Ceiling sold price (call)	$—	$117.55
Floor purchased price (put)	$—	$100.00
Floor sold price (put)	$—	$85.00
Fixed-Price Contracts (MBbls/d)	140	—
Average price per barrel	$101.94	$—
__________________________________________________________________
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

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 4 billion cubic feet (Bcf) at June 30, 2014, and 16 Bcf at December 31, 2013, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Interest-Rate Derivatives  Anadarko has outstanding interest-rate swap contracts as a fixed-rate payer to manage interest-rate risk associated with anticipated debt issuances. The Company has locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London Interbank Offered Rate (LIBOR). These swap instruments include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period.
During the second quarter of 2014, to align the interest-rate swap portfolio with anticipated debt financing, the Company extended the reference-period start dates from June 2014 to September 2016 and adjusted the related fixed interest rates for interest-rate swaps with an aggregate notional principal amount of $1.1 billion. In addition, in anticipation of the July 2014 issuance of an aggregate $1.25 billion of Senior Notes, interest-rate swap agreements with an aggregate notional principal amount of $750 million were settled in June 2014, resulting in a cash payment of $222 million.
Derivative settlements are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements are classified as cash flows from financing activities. In previous years, the Company extended the reference-period start dates for derivatives included in the interest-rate swap portfolio with no settlement of related interest-rate derivative obligations. As a result, current and future settlements related to these extended interest-rate derivatives are classified as cash flows from financing activities.
The Company had the following outstanding interest-rate swaps at June 30, 2014:

millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount	Start	End	Interest Rate
$50	September 2016	September 2026	5.91%
$1,850	September 2016	September 2046	6.05%

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	June 30,	December 31,	June 30,	December 31,
Balance Sheet Classification	2014	2013	2014	2013
Commodity derivatives
Other current assets	$23	$181	$(8)	$(102)
Other assets	28	89	(19)	(66)
Accrued expenses	36	106	(213)	(149)
Other liabilities	3	4	(6)	(15)
	90	380	(246)	(332)
Interest-rate and other derivatives
Accrued expenses	—	—	—	(480)
Other liabilities	—	—	(829)	(174)
	—	—	(829)	(654)
Total derivatives	$90	$380	$(1,075)	$(986)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions	Three Months Ended June 30,		Six Months Ended June 30,
Classification of (Gain) Loss Recognized	2014	2013	2014	2013
Commodity derivatives
Gathering, processing, and marketing sales (1)	$2	$(3)	$10	$5
(Gains) losses on derivatives, net	164	(394)	379	(111)
Interest-rate and other derivatives
(Gains) losses on derivatives, net	159	(262)	397	(354)
Total (gains) losses on derivatives, net	$325	$(659)	$786	$(460)
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

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
In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across derivative types. At June 30, 2014, $53 million of the Company’s $1.1 billion gross derivative liability balance, and at December 31, 2013, $76 million of the Company’s $986 million gross derivative liability balance would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.
Some of the Company’s derivative instruments are subject to provisions that can require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered. However, most of the Company’s derivative counterparties maintain secured positions with respect to the Company’s derivative liabilities under the Company’s $5.0 billion senior secured revolving credit facility maturing in September 2015 ($5.0 billion Facility). For information on the Company’s revolving credit facilities, see Note 8—Debt and Interest Expense—Anadarko Revolving Credit Facilities.
Unsecured derivative obligations may require immediate settlement or full collateralization if certain credit-risk-related provisions are triggered, such as the Company’s credit rating from major credit rating agencies declining to a level below investment grade. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $92 million at June 30, 2014, and $42 million at December 31, 2013. The current portion of these amounts was included in accrued expenses and the long-term portion of these amounts was included in other long-term liabilities—other on the Company’s Consolidated Balance Sheets.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Fair Value  Valuations of physical-delivery purchase and sale agreements, over-the-counter financial swaps, and commodity option collars are based on similar transactions observable in active markets and industry-standard models that primarily rely on market-observable inputs. Inputs used to estimate the fair value of swaps and options include market-price curves; contract terms and prices; credit-risk adjustments; and, for Black-Scholes option valuations, implied market volatility and discount factors. Inputs used to estimate fair value in industry-standard models are categorized as Level 2 inputs because substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments.
The following summarizes the fair value of the Company’s derivative assets and liabilities, by input level within the fair-value hierarchy:

millions
June 30, 2014	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives
Financial institutions	$—	$73	$—	$(65)	$—	$8
Other counterparties	—	17	—	(1)	—	16
Total derivative assets	$—	$90	$—	$(66)	$—	$24
Liabilities
Commodity derivatives
Financial institutions	$—	$(225)	$—	$65	$14	$(146)
Other counterparties	—	(21)	—	1	—	(20)
Interest-rate and other derivatives	—	(829)	—	—	—	(829)
Total derivative liabilities	$—	$(1,075)	$—	$66	$14	$(995)

December 31, 2013
Assets
Commodity derivatives
Financial institutions	$—	$211	$—	$(153)	$—	$58
Other counterparties	—	169	—	(126)	—	43
Total derivative assets	$—	$380	$—	$(279)	$—	$101
Liabilities
Commodity derivatives
Financial institutions	$—	$(200)	$—	$153	$7	$(40)
Other counterparties	—	(132)	—	126	—	(6)
Interest-rate and other derivatives	—	(654)	—	—	—	(654)
Total derivative liabilities	$—	$(986)	$—	$279	$7	$(700)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense

Debt  The Company’s outstanding debt is senior unsecured, except for borrowings, if any, under the $5.0 billion Facility. The following summarizes the Company’s outstanding debt:

millions	June 30, 2014	December 31, 2013
Total debt at face value	$15,037	$15,202
Net unamortized discounts and premiums (1)	(1,631)	(1,645)
Total borrowings	$13,406	$13,557
Capital lease obligation	8	8
Less current portion of long-term debt	—	500
Total long-term debt	$13,414	$13,065
__________________________________________________________________

(1)	Unamortized discounts and premiums are amortized over the term of the related debt.

Anadarko’s Zero-Coupon Senior Notes due 2036, which can be put to the Company in October 2014 (the next potential put date), in whole or in part, for the then-accreted value of $756 million, are classified as long-term debt on the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance this obligation using long-term debt should the notes be put to the Company in October 2014.

Fair Value  The Company uses a market approach to determine fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $16.2 billion at June 30, 2014, and $15.3 billion at December 31, 2013.

Debt Activity  The following summarizes the Company’s debt activity during the six months ended June 30, 2014:

	Carrying
millions	Value	Description
Balance at December 31, 2013	$13,557
Issuances	101	WES 2.600% Senior Notes due 2018
	394	WES 5.450% Senior Notes due 2044
Borrowings	590	WES revolving credit facility
Repayments	(500)	7.625% Senior Notes due 2014
	(275)	5.750% Senior Notes due 2014
	(480)	WES revolving credit facility
Other, net	19	Amortization of debt discounts and premiums
Balance at June 30, 2014	$13,406

In July 2014, the Company issued $625 million aggregate principal amount of 3.450% Senior Notes due 2024 and $625 million aggregate principal amount of 4.500% Senior Notes due 2044.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Anadarko Revolving Credit Facilities At June 30, 2014, the Company had no outstanding borrowings under the $5.0 billion Facility, there were no restrictions on its ability to use this borrowing capacity, and the Company was in compliance with all applicable covenants.
In June 2014, Anadarko entered into a $3.0 billion five-year senior unsecured revolving credit facility (Five-Year Credit Facility), which is expandable to $4.0 billion, and a $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Credit Facility). These facilities (collectively, the New Credit Facilities) will replace the existing secured $5.0 billion Facility upon satisfaction of certain conditions including (i) repaying amounts owed under the $5.0 billion Facility in full and all associated commitments and liens being terminated or released; (ii) the U.S. District Court for the Southern District of New York (New York District Court) entering an order approving the settlement agreement related to the Tronox Adversary Proceeding and issuing an injunction barring certain third-party claims; and (iii) Anadarko making payment pursuant to the terms of the settlement agreement related to the Tronox Adversary Proceeding. These conditions must be satisfied or waived by the lenders under each of the New Credit Facilities by December 1, 2014, or the commitments thereunder will terminate. For additional information, see Note 11—Contingencies—Tronox Litigation.
Borrowings under the New Credit Facilities generally will bear interest under one of two rate options, at Anadarko’s election, using either LIBOR (or Euro Interbank Offered Rate in the case of borrowings under the Five-Year Credit Facility denominated in Euro) or an alternate base rate, in each case plus an applicable margin ranging from 0.00% to 1.65% for the Five-Year Credit Facility and 0.00% to 1.675% for the 364-Day Credit Facility. The applicable margin will vary depending on Anadarko’s credit ratings.
The New Credit Facilities contain certain customary affirmative and negative covenants, including a financial covenant requiring maintenance of a consolidated indebtedness to total capitalization ratio of no greater than 65%, and limitations on certain secured indebtedness, sale-and-leaseback transactions, and mergers and other fundamental changes.

WES Borrowings  During the first quarter of 2014, WES completed a public offering of $100 million aggregate principal amount of 2.600% Senior Notes due 2018 and $400 million aggregate principal amount of 5.450% Senior Notes due 2044. In February 2014, WES amended and restated its then-existing $800 million senior unsecured revolving credit facility by entering into a five-year $1.2 billion senior unsecured revolving credit facility maturing in February 2019 (RCF), which is expandable to $1.5 billion. Borrowings under the RCF bear interest at LIBOR plus an applicable margin ranging from 0.975% to 1.45%, or rates at a margin above the one-month LIBOR, the federal funds rate, or prime rates offered by certain designated banks. At June 30, 2014, WES was in compliance with all covenants contained in its RCF, had outstanding borrowings under its RCF of $110 million at an interest rate of 1.46%, and had available borrowing capacity of approximately $1.1 billion ($1.2 billion maximum capacity, less $110 million of outstanding borrowings and $13 million of outstanding letters of credit).

Interest Expense  The following summarizes interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2014	2013	2014	2013
Debt and other	$233	$238	$473	$470
Capitalized interest	(47)	(66)	(104)	(134)
Interest expense	$186	$172	$369	$336

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders’ Equity

The following provides a reconciliation between basic and diluted earnings per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2014	2013	2014	2013
Net income (loss)
Net income (loss) attributable to common stockholders	$227	$929	$(2,442)	$1,389
Less distributions on participating securities	1	1	1	1
Less undistributed income allocated to participating securities	—	5	—	8
Basic	$226	$923	$(2,443)	$1,380
Diluted	$226	$923	$(2,443)	$1,380
Shares
Average number of common shares outstanding—basic	505	502	505	501
Dilutive effect of stock options	2	2	—	3
Average number of common shares outstanding—diluted	507	504	505	504
Excluded (1)	4	5	11	4
Net income (loss) per common share
Basic	$0.45	$1.84	$(4.84)	$2.75
Diluted	$0.45	$1.83	$(4.84)	$2.74

Dividends per common share	$0.27	$0.09	$0.45	$0.18
 __________________________________________________________________

(1)	Inclusion of certain shares would have had an anti-dilutive effect.

10. Accumulated Other Comprehensive Income (Loss)

The following summarizes the after-tax changes in the balances of accumulated other comprehensive income (loss):

millions	Interest-rate Derivatives Previously Subject to Hedge Accounting	Pension and Other Postretirement Plans	Total
Balance at December 31, 2013	$(54)	$(231)	$(285)
Reclassifications to Consolidated Statement of Income	3	9	12
Balance at June 30, 2014	$(51)	$(222)	$(273)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Contingencies

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

Liability Accrual  On April 3, 2014, Anadarko and Kerr-McGee entered into a settlement agreement with the Litigation Trust and the U.S. government (in its capacity as plaintiff-intervenor and acting for and on behalf of certain U.S. government agencies) to resolve all claims asserted in the Adversary Proceeding and FDCPA Complaint for $5.15 billion, which represents principal of approximately $3.98 billion plus 6% interest from the filing of the Adversary Proceeding on May 12, 2009, through April 3, 2014. In addition, interest will be paid on the above amount from April 3, 2014, through the date of payment of the settlement, with interest of 1.5% for the first 180 days and 1.5% plus the one-month LIBOR thereafter. Under the terms of the settlement agreement, the Litigation Trust, Anadarko, and Kerr-McGee agreed to mutually release all claims that were or could have been asserted in the Adversary Proceeding. The U.S. government (representing federal agencies that filed claims in the Tronox bankruptcy) and Anadarko and Kerr-McGee also provided covenants not to sue each other with respect to certain claims and causes of action. The U.S. government will also provide contribution protection from third-party claims seeking reimbursement from Anadarko and certain of its affiliates for the sites identified in the settlement agreement.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Contingencies (Continued)

The Adversary Proceeding has been stayed pending final approval of the settlement agreement. In May 2014, the Bankruptcy Court issued its Findings of Fact and Conclusions of Law recommending approval of the settlement agreement. The settlement agreement is subject to approval by the New York District Court and the issuance of an injunction by the New York District Court barring similar claims from third parties. The settlement payment will be made once both the New York District Court’s approval of the settlement agreement and the issuance of the injunction are final and non-appealable. The Company currently expects this process to be completed during the second half of 2014. Anadarko recognized Tronox-related contingent losses of $850 million in the fourth quarter of 2013 and $4.3 billion in the first quarter of 2014. In addition, Anadarko recognized settlement-related interest expense of $19 million, included in Tronox-related contingent loss in the Company’s Consolidated Statement of Income, during the second quarter of 2014, for an aggregate $5.17 billion Tronox-related contingent liability on the Company’s Consolidated Balance Sheet at June 30, 2014. For information on the tax effects of the settlement agreement, see Note 12—Income Taxes.

Deepwater Horizon Events  In April 2010, the Macondo well in the Gulf of Mexico blew out and an explosion occurred on the Deepwater Horizon drilling rig, resulting in an oil spill. The well was operated by BP Exploration and Production Inc. (BP) and Anadarko held a 25% nonoperated interest. In October 2011, the Company and BP entered into a settlement agreement relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company is fully indemnified by BP against all claims and damages arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and assessment costs, and any claims arising under the Operating Agreement with BP. This indemnification is guaranteed by BP Corporation North America Inc. (BPCNA) and, in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. Under the Settlement Agreement, BP does not indemnify the Company against penalties and fines, punitive damages, shareholder derivative or securities laws claims, or certain other claims. The Company has not recorded a liability for any costs that are subject to indemnification by BP. For additional disclosure of the Deepwater Horizon events, the Company’s Settlement Agreement with BP, environmental claims under OPA, NRD claims, potential penalties and fines, and civil litigation, see Note 17—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Penalties and Fines  In December 2010, the U.S. Department of Justice (DOJ), on behalf of the United States, filed a civil lawsuit in the U.S. District Court in New Orleans, Louisiana (Louisiana District Court) against several parties, including the Company, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. In February 2012, the Louisiana District Court entered a declaratory judgment that, as a partial owner of the Macondo well, Anadarko is liable for civil penalties under Section 311 of the CWA. The declaratory judgment, which was affirmed in June 2014 by the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit), addresses liability only and does not address the amount of the civil penalty. The assessment of a civil penalty against Anadarko will follow a bench trial scheduled to begin in January 2015. In July 2014, Anadarko filed a motion for rehearing with the Fifth Circuit requesting that the full court sit to reconsider Anadarko’s appeal concerning that portion of the February 2012 declaratory judgment finding Anadarko liable for civil penalties under the CWA.
Applicable accounting guidance requires the Company to accrue a liability if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Louisiana District Court’s declaratory judgment in February 2012 satisfies the requirement that a liability arising from the future assessment of a civil penalty against Anadarko is probable. In an effort to resolve this matter, the Company made a settlement offer to the DOJ in July 2014 in the amount of $90 million. The parties have not reached a settlement, but the Company remains open to resolving the matter through settlement discussions. Under a settlement scenario, and based on the above accounting guidance, the Company believes that $90 million is a better estimate of loss at this time than any other amount, and therefore recorded a contingent liability for $90 million at June 30, 2014.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Contingencies (Continued)

The actual amount of a CWA penalty is subject to uncertainty, including whether the Company will be able to reach a settlement with the DOJ or will proceed to trial in January 2015. The CWA sets forth subjective criteria to be considered by the court in assessing the magnitude of any CWA penalty, including the degree of fault of the owner. In the Phase I and II trials (defined below) and again for the penalty phase trial in January 2015, the Louisiana District Court ruled that no evidence of Anadarko’s alleged culpability or fault may be presented. Given the subjective nature of the CWA criteria used to determine penalty assessments and the Louisiana District Court’s prior rulings related to culpability, the Company currently cannot reasonably estimate the amount of any such penalty to be assessed or determine a reasonable range of potential loss if the matter is resolved by the Louisiana District Court. In addition, the Company cannot reasonably estimate the outcome of any substantive settlement discussions that may occur. However, given the Company’s lack of direct operational involvement in the event, the Louisiana District Court’s rulings excluding any evidence of Anadarko’s alleged culpability or fault, and the subjective criteria of the CWA, the Company believes that its exposure to CWA penalties will not materially impact the Company’s consolidated financial position, results of operations, or cash flows.
Events or factors that could assist the Company in estimating the amount of settlement or potential civil penalty or a range of potential loss related to such penalty include (i) an assessment by the DOJ, (ii) a ruling by a court of competent jurisdiction, or (iii) substantive settlement negotiations between the Company and the DOJ.
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

Civil Litigation Damage Claims  Numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. This litigation has been consolidated into a federal Multidistrict Litigation (MDL) action pending before Judge Carl Barbier in the Louisiana District Court. In March 2012, BP and the Plaintiffs’ Steering Committee entered into a settlement agreement to resolve the substantial majority of economic loss and medical claims stemming from the Deepwater Horizon events, which the Louisiana District Court approved in orders issued in December 2012 and January 2013. Only OPA claims seeking economic loss damages against the Company remain. In addition, certain state and local governments have appealed, or have provided indication of a likely appeal of, the Louisiana District Court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. Certain Mexican states also have appealed the dismissal of their claims against BP, the Company, and others. The Company, pursuant to the Settlement Agreement, is fully indemnified by BP against losses arising as a result of claims for damages, irrespective of whether such claims are based on federal (including OPA) or state law.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Contingencies (Continued)

Two separate class-action complaints were filed in June and August 2010, in the New York District Court on behalf of purported purchasers of the Company’s stock between June 9, 2009, and June 12, 2010, against Anadarko and certain of its officers. The consolidated action was subsequently transferred to the U.S. District Court for the Southern District of Texas - Houston Division (Texas District Court). The complaints allege causes of action arising pursuant to the Securities Exchange Act of 1934 for purported misstatements and omissions regarding, among other things, the Company’s liability related to the Deepwater Horizon events. The plaintiffs seek an unspecified amount of compensatory damages, including interest thereon, as well as litigation fees and costs. The parties reached a tentative settlement in this matter in March 2014, subject to approval by the Texas District Court. In June 2014, the Texas District Court issued a preliminary approval of the settlement and has scheduled a final hearing for August 2014. The tentative settlement was directly funded by the Company’s insurers into the plaintiffs’ settlement escrow account in June 2014.

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
The Company will continue to monitor the MDL and other legal proceedings discussed above, as well as federal investigations related to the Deepwater Horizon events. The Company cannot predict the nature of additional evidence that may be discovered during the course of legal proceedings or the timing of completion of any legal proceedings.

Deepwater Horizon and Tronox Derivative Claims  In May 2013, an Anadarko shareholder filed a derivative action in the 215th District Court of Harris County, Texas (215th District Court) against Anadarko and certain current and former directors and officers (DWH Derivative Action). The shareholder purports to bring claims on behalf of Anadarko and alleges, among other things, that certain current and former directors and officers breached their fiduciary duty in connection with the Company’s investment in the Macondo lease.
In addition, in April 2014, the Company’s Board of Directors received a letter from a current shareholder demanding that the Board undertake an independent investigation of certain current and former officers and directors for alleged breach of fiduciary duty related to the Company’s April 2014 settlement of the Adversary Proceeding (Tronox Derivative Demand).
In May 2014, the parties reached an agreement to jointly resolve the DWH Derivative Action and the Tronox Derivative Demand in one settlement. In order to achieve the joint settlement, the petition in the DWH Derivative Action was amended to include the allegations asserted in the Tronox Derivative Demand. In June 2014, the 215th District Court preliminarily approved the settlement. A hearing to consider final approval of the settlement is scheduled for August 2014. The proposed settlement will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Environmental Matters  Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. The Company continually monitors remediation and reclamation processes and adjusts its liability for these obligations as necessary.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2014	2013	2014	2013
Income tax expense (benefit)	$428	$567	$1,092	$1,023
Effective tax rate	62%	37%	(86)%	41%

The increase from the 35% U.S. federal statutory rate for the three months ended June 30, 2014, was primarily due to the tax impact from foreign operations, Algerian exceptional profits taxes, uncertain tax positions, and the non-deductible contingent CWA-penalty accrual. The increase from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2013, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes.
The Company reported a loss before income taxes for the six months ended June 30, 2014. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the six months ended June 30, 2014, was primarily attributable to net changes in uncertain tax positions related to the settlement agreement associated with the Adversary Proceeding, the tax impact from foreign operations, Algerian exceptional profits taxes, and the non-deductible contingent CWA-penalty accrual.
The Company previously recognized a deferred tax benefit of $274 million related to the $850 million loss recognized in 2013 with respect to the Tronox-related contingent liability. In the first quarter of 2014, the Company recognized an additional tax benefit of $282 million related to the additional $4.3 billion loss with respect to the Tronox-related contingent liability. This benefit is net of a $1.1 billion uncertain tax position due to the uncertainty related to the deductibility of the final settlement payment. This uncertain tax position is presented in deferred income taxes, as a reduction to the associated deferred tax asset, and in other long-term liabilities—other on the Company’s Consolidated Balance Sheet. The Company is a participant in the Internal Revenue Service’s (IRS) Compliance Assurance Process and has regular discussions with the IRS concerning the Company’s tax positions. Depending on the outcome of such discussions, it is reasonably possible that the amount of the uncertain tax position related to the settlement could change, perhaps materially. See Note 11—Contingencies—Tronox Litigation.
For the three months ended June 30, 2014, the Company identified $115 million of uncertain tax positions. The Company estimates $100 million to $130 million of unrecognized tax positions that relate to adjustments to taxable income and credits recorded will reverse within the next 12 months due to expiration of statutes of limitation and settlements with tax authorities.

13. Supplemental Cash Flow Information

The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing transactions:

	Six Months Ended June 30,
millions	2014	2013
Cash paid (received)
Interest, net of amounts capitalized	$342	$313
Income taxes, net of refunds	$655	$103
Non-cash investing activities
Fair value of properties and equipment exchanged in non-cash transactions	$5	$13
Non-cash investing and financing activities
Floating production, storage, and offloading vessel construction period obligation	$53	$—

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
To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; exploration expense; depreciation, depletion, and amortization (DD&A); impairments; interest expense; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; and certain items not related to the Company’s normal operations, less net income attributable to noncontrolling interests. During the periods presented, items not related to the Company’s normal operations included Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, Tronox-related contingent loss, and certain other nonoperating items included in other (income) expense, net. The Company’s definition of Adjusted EBITDAX excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Finally, net income attributable to noncontrolling interests is excluded from the Company’s measure of Adjusted EBITDAX because it represents earnings that are not attributable to the Company’s common stockholders.
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

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2014	2013	2014	2013
Income (loss) before income taxes	$694	$1,526	$(1,268)	$2,466
Exploration expense	502	178	801	442
DD&A	1,048	940	2,172	1,962
Impairments	117	10	120	39
Interest expense	186	172	369	336
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	237	(641)	600	(395)
Deepwater Horizon settlement and related costs	93	4	93	7
Algeria exceptional profits tax settlement	—	—	—	33
Tronox-related contingent loss	19	—	4,319	—
Certain other nonoperating items	—	85	—	85
Less net income attributable to noncontrolling interests	39	30	82	54
Consolidated Adjusted EBITDAX	$2,857	$2,244	$7,124	$4,921

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Segment Information (Continued)

Information presented below as “Other and Intersegment Eliminations” includes results from hard-minerals royalty arrangements and corporate, financing, and certain derivative activities. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended June 30, 2014
Sales revenues	$2,223	$119	$2,043	$—	$4,385
Intersegment revenues	1,790	326	(1,906)	(210)	—
Gains (losses) on divestitures and other, net	10	(1)	—	45	54
Total revenues and other	4,023	444	137	(165)	4,439
Operating costs and expenses (1)	1,026	251	186	7	1,470
Net cash from settlement of commodity derivatives	—	—	—	88	88
Other (income) expense, net (2)	—	—	—	(13)	(13)
Net income attributable to noncontrolling interests	—	39	—	—	39
Total expenses and other	1,026	290	186	82	1,584
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	2	—	2
Adjusted EBITDAX	$2,997	$154	$(47)	$(247)	$2,857

Three Months Ended June 30, 2013
Sales revenues	$1,587	$88	$1,765	$—	$3,440
Intersegment revenues	1,526	265	(1,639)	(152)	—
Gains (losses) on divestitures and other, net	1	—	—	56	57
Total revenues and other	3,114	353	126	(96)	3,497
Operating costs and expenses (1)	845	209	164	7	1,225
Net cash from settlement of commodity derivatives	—	—	—	(21)	(21)
Other (income) expense, net (2)	—	—	—	13	13
Net income attributable to noncontrolling interests	—	30	—	—	30
Total expenses and other	845	239	164	(1)	1,247
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	(6)	—	(6)
Adjusted EBITDAX	$2,269	$114	$(44)	$(95)	$2,244
 __________________________________________________________________

(1)
Operating costs and expenses excludes exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, and Algeria exceptional profits tax settlement since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes certain other nonoperating items since these expenses are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Six Months Ended June 30, 2014
Sales revenues	$4,612	$239	$3,872	$—	$8,723
Intersegment revenues	3,343	646	(3,595)	(394)	—
Gains (losses) on divestitures and other, net	1,470	(3)	—	93	1,560
Total revenues and other	9,425	882	277	(301)	10,283
Operating costs and expenses (1)	2,038	483	367	25	2,913
Net cash from settlement of commodity derivatives	—	—	—	180	180
Other (income) expense, net (2)	—	—	—	(12)	(12)
Net income attributable to noncontrolling interests	—	82	—	—	82
Total expenses and other	2,038	565	367	193	3,163
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	4	—	4
Adjusted EBITDAX	$7,387	$317	$(86)	$(494)	$7,124

Six Months Ended June 30, 2013
Sales revenues	$3,128	$172	$3,858	$—	$7,158
Intersegment revenues	3,388	518	(3,605)	(301)	—
Gains (losses) on divestitures and other, net	5	—	—	227	232
Total revenues and other	6,521	690	253	(74)	7,390
Operating costs and expenses (1)	1,726	397	328	27	2,478
Net cash from settlement of commodity derivatives	—	—	—	(72)	(72)
Other (income) expense, net (2)	—	—	—	7	7
Net income attributable to noncontrolling interests	—	54	—	—	54
Total expenses and other	1,726	451	328	(38)	2,467
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	(2)	—	(2)
Adjusted EBITDAX	$4,795	$239	$(77)	$(36)	$4,921
 __________________________________________________________________

(1)
Operating costs and expenses excludes exploration expense, DD&A, impairments, Deepwater Horizon settlement and related costs, and Algeria exceptional profits tax settlement since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes certain other nonoperating items since these expenses are excluded from Adjusted EBITDAX.

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

	Pension Benefits		Other Benefits
millions	2014	2013	2014	2013
Three Months Ended June 30
Service cost	$24	$22	$2	$3
Interest cost	25	19	3	3
Expected return on plan assets	(26)	(23)	—	—
Amortization of net actuarial loss (gain)	8	30	(1)	—
Net periodic benefit cost	$31	$48	$4	$6

Six Months Ended June 30
Service cost	$49	$43	$4	$5
Interest cost	50	39	7	7
Expected return on plan assets	(53)	(46)	—	—
Amortization of net actuarial loss (gain)	17	59	(3)	—
Net periodic benefit cost	$63	$95	$8	$12

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about energy markets

•	production and sales volume levels

•	reserves levels

•	operating results

•	competitive conditions

•	technology

•	availability of capital resources, levels of capital expenditures, and other contractual obligations

•	supply and demand for, the price of, and the commercialization and transporting of natural gas, crude oil, natural gas liquids (NGLs), and other products or services

•	volatility in the commodity-futures market

•	weather

•	inflation

•	availability of goods and services, including unexpected changes in costs

•	drilling risks

•	processing volumes and pipeline throughput

•	general economic conditions, either nationally, internationally, or in the jurisdictions in which the Company or its subsidiaries are doing business

•	the Company’s inability to timely obtain or maintain permits, including those necessary for drilling and/or development projects

•
legislative or regulatory changes, including changes relating to hydraulic fracturing; retroactive royalty or production tax regimes; deepwater drilling and permitting regulations; derivatives reform; changes in state, federal, and foreign income taxes; environmental regulation; environmental risks; and liability under federal, state, foreign, and local environmental laws and regulations

•
the ability of BP Exploration & Production Inc. (BP) to meet its indemnification obligations to the Company for Deepwater Horizon events, including, among other things, damage claims arising under the Oil Pollution Act of 1990, claims for natural resource damages and associated damage-assessment costs, and any claims arising under the Operating Agreement for the Macondo well, as well as the ability of BP Corporation North America Inc. and BP p.l.c. to satisfy their guarantees of such indemnification obligations

•	the impact of remaining claims related to the Deepwater Horizon events, including, but not limited to, fines, penalties, and punitive damages against the Company, for which it is not indemnified by BP

•	current and potential legal proceedings, or environmental or other obligations related to or arising from Tronox Incorporated (Tronox)

•	civil or political unrest or acts of terrorism in a region or country

•	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties

•	volatility in the securities, capital, or credit markets and related risks such as general credit, liquidity, and interest-rate risk

•	the Company’s ability to successfully monetize select assets, repay its debt, and the impact of changes in the Company’s credit ratings

•	disruptions in international crude-oil cargo shipping activities

•	physical, digital, internal, and external security breaches

•	supply and demand, technological, political, and commercial conditions associated with long-term development and production projects in domestic and international locations

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

Significant operating and financial activities for the second quarter of 2014 include the following:
Overall

•	Anadarko’s second-quarter sales volumes averaged 848 thousand barrels of oil equivalent per day (MBOE/d), representing a 13% increase over the second quarter of 2013.

•
Anadarko’s second-quarter liquids sales volumes averaged 411 thousand barrels per day (MBbls/d), representing a 33% increase over the second quarter of 2013, primarily due to increased sales volumes in the Wattenberg field, the Eagleford shale, the East Texas/North Louisiana horizontal development, the Delaware basin, and at El Merk in Algeria.

U.S. Onshore

•
U.S. onshore second-quarter sales volumes averaged 676 MBOE/d, representing a 17% increase over the second quarter of 2013, primarily due to increased sales volumes from the Wattenberg field, the Marcellus and Eagleford shales, the East Texas/North Louisiana horizontal development, and the Delaware basin.

Gulf of Mexico

•	Gulf of Mexico second-quarter sales volumes averaged 76 MBOE/d, representing a 24% decrease from the second quarter of 2013, primarily due to natural production declines.
International

•
International second-quarter sales volumes averaged 96 MBOE/d, representing a 35% increase over the second quarter of 2013, primarily due to increased production at El Merk in Algeria as additional facilities and wells were brought online.

Financial

•
Anadarko and Kerr-McGee Corporation and certain of its subsidiaries entered into the Tronox settlement agreement to resolve all claims asserted in the Adversary Proceeding and under the Federal Debt Collection Procedures Act for $5.15 billion, plus additional interest from April 3, 2014, through the date of payment of the settlement. In May 2014, the U.S. Bankruptcy Court for the Southern District of New York issued its Findings of Fact and Conclusions of Law recommending approval of the settlement agreement. The settlement agreement is still subject to approval by the U.S. District Court for the Southern District of New York and the issuance of an injunction barring similar claims from being asserted by third parties.

•
In June 2014, Anadarko entered into a $3.0 billion five-year senior unsecured revolving credit facility, which is expandable to $4.0 billion, and a $2.0 billion 364-day senior unsecured revolving credit facility. These facilities (collectively, the New Credit Facilities) will replace the Company’s existing senior secured $5.0 billion revolving credit facility upon satisfaction of certain conditions, including payment of the settlement related to the Adversary Proceeding.

•	Anadarko’s net income attributable to common stockholders for the second quarter of 2014 totaled $227 million.

•	The Company generated $2.5 billion of cash flow from operations and ended the quarter with $5.4 billion of cash on hand.

•	Anadarko increased the quarterly dividend paid to common stockholders from $0.18 per share to $0.27 per share.

•	The Company repaid the $275 million 5.750% Senior Notes that matured in June 2014.

•
Subsequent to quarter end, the Company issued $625 million aggregate principal amount of 3.450% Senior Notes due 2024 and $625 million aggregate principal amount of 4.500% Senior Notes due 2044. These proceeds will be used for general corporate purposes.

•	Subsequent to quarter end, the Company sold 5.75 million Western Gas Equity Partners, LP (WGP) limited partner units to the public, raising net proceeds of $335 million.

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended June 30, 2014,” refer to the comparison of the three months ended June 30, 2014, to the three months ended June 30, 2013, and any increases or decreases “for the six months ended June 30, 2014,” refer to the comparison of the six months ended June 30, 2014, to the six months ended June 30, 2013. The primary factors that affect the Company’s results of operations include commodity prices for natural gas, crude oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2014	2013	2014	2013
Financial Results
Revenues and other	$4,439	$3,497	$10,283	$7,390
Costs and expenses	3,230	2,357	6,099	4,961
Other (income) expense	515	(386)	5,452	(37)
Income tax expense (benefit)	428	567	1,092	1,023
Net income (loss) attributable to common stockholders	$227	$929	$(2,442)	$1,389
Net income (loss) per common share attributable to common stockholders—diluted	$0.45	$1.83	$(4.84)	$2.74
Average number of common shares outstanding—diluted	507	504	505	504

Operating Results
Adjusted EBITDAX (1)	$2,857	$2,244	$7,124	$4,921
Sales volumes (MMBOE)	77	69	151	140
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

FINANCIAL RESULTS

Sales Revenues and Volumes

	Three Months Ended June 30,
millions except percentages	Natural Gas	Oil and Condensate	NGLs	Total
2013 sales revenues	$935	$1,995	$261	$3,191
Changes associated with sales volumes	(10)	582	114	686
Changes associated with prices	66	128	36	230
2014 sales revenues	$991	$2,705	$411	$4,107
Increase (Decrease) vs. 2013	6%	36%	57%	29%

	Six Months Ended June 30,
millions except percentages	Natural Gas	Oil and Condensate	NGLs	Total
2013 sales revenues	$1,742	$4,372	$564	$6,678
Changes associated with sales volumes	(6)	731	155	880
Changes associated with prices	472	26	78	576
2014 sales revenues	$2,208	$5,129	$797	$8,134
Increase (Decrease) vs. 2013	27%	17%	41%	22%

Anadarko’s total sales revenues increased for the three and six months ended June 30, 2014, due to higher average commodity prices for all products and higher sales volumes for crude oil and NGLs, partially offset by slightly lower natural-gas sales volumes.

	Three Months Ended June 30,			Six Months Ended June 30,
Sales Volumes	2014	Inc/(Dec) vs. 2013	2013	2014	Inc/(Dec) vs. 2013	2013
Barrels of Oil Equivalent (MMBOE except percentages)
United States	68	11%	62	134	8%	124
International	9	35	7	17	11	16
Total	77	13	69	151	8	140

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	752	11%	679	741	8%	687
International	96	35	71	93	11	84
Total	848	13	750	834	8	771

Sales volumes represent production volumes adjusted for changes in commodity inventories. Production of natural gas, crude oil, and NGLs is usually not affected by seasonal swings in demand.
Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and Other (Income) Expense—(Gains) Losses on Derivatives, net.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Inc/(Dec) vs. 2013	2013	2014	Inc/(Dec) vs. 2013	2013
United States
Sales volumes—Bcf	238	(1)%	241	481	—%	483
MMcf/d	2,620	(1)	2,647	2,658	—	2,668
Price per Mcf	$4.16	7	$3.88	$4.59	27	$3.61
Natural-gas sales revenues (millions)	$991	6	$935	$2,208	27	$1,742
 _______________________________________________________________________________
Bcf—billion cubic feet
MMcf/d—million cubic feet per day
Mcf—thousand cubic feet

The Company’s natural-gas sales volumes decreased by 27 MMcf/d for the three months ended June 30, 2014, and 10 MMcf/d for the six months ended June 30, 2014. Sales volumes in the Gulf of Mexico decreased by 104 MMcf/d for the three months ended June 30, 2014, and 95 MMcf/d for the six months ended June 30, 2014, primarily due to natural production declines. Sales volumes in the Company’s Rocky Mountain Region (Rockies) decreased by 52 MMcf/d for the three months ended June 30, 2014, and 67 MMcf/d for the six months ended June 30, 2014, primarily due to the sale of the Company’s Pinedale/Jonah assets in January 2014 and a natural production decline in the Powder River basin. These decreases in the Rockies were partially offset by higher sales volumes in the Wattenberg field due to increased horizontal drilling and an exchange of certain oil and gas properties with a third party in October 2013, and higher sales volumes in the Moxa field due to the acquisition of oil and gas properties in September 2013. In addition, sales volumes in the Southern and Appalachia Region increased by 129 MMcf/d for the three months ended June 30, 2014, and 152 MMcf/d for the six months ended June 30, 2014, primarily due to infrastructure expansions in 2013 that allowed the Company to bring wells online in the Marcellus and Eagleford shales, as well as continued horizontal drilling in the liquids-rich East Texas/North Louisiana horizontal development.
The average natural-gas price Anadarko received increased for the three and six months ended June 30, 2014, as colder than average winter weather throughout much of the United States led to higher than normal residential, commercial, and industrial demand, which reduced overall natural-gas end-of-winter storage levels below those of the previous year’s levels. Although industry production has increased and overall demand remained unchanged compared to the second quarter of 2013, the year-over-year storage deficit remains, further supporting higher natural-gas prices.

Crude-Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Inc/(Dec) vs. 2013	2013	2014	Inc/(Dec) vs. 2013	2013
United States
Sales volumes—MMBbls	18	27%	14	34	20%	28
MBbls/d	196	27	155	189	20	157
Price per barrel	$98.69	4	$94.99	$96.86	1	$96.17
International
Sales volumes—MMBbls	9	33%	7	17	10%	16
MBbls/d	95	33	71	92	10	84
Price per barrel	$109.00	7	$102.05	$108.71	1	$107.89
Total
Sales volumes—MMBbls	27	29%	21	51	17%	44
MBbls/d	291	29	226	281	17	241
Price per barrel	$102.04	5	$97.21	$100.76	—	$100.26
Oil and condensate sales revenues (millions)	$2,705	36	$1,995	$5,129	17	$4,372
 _______________________________________________________________________________
MMBbls—million barrels
MBbls/d—thousand barrels per day

Anadarko’s total crude-oil and condensate sales volumes increased by 65 MBbls/d for the three months ended June 30, 2014, and 40 MBbls/d for the six months ended June 30, 2014. Sales volumes in the Rockies increased by 35 MBbls/d for the three months ended June 30, 2014, and 26 MBbls/d for the six months ended June 30, 2014, primarily in the Wattenberg field due to increased horizontal drilling and an exchange of certain oil and gas properties with a third party in October 2013. Southern and Appalachia Region sales volumes increased by 14 MBbls/d for the three months ended June 30, 2014, and 13 MBbls/d for the six months ended June 30, 2014, primarily as a result of increased horizontal drilling and 2013 infrastructure expansions in the Eagleford shale and increased horizontal drilling in the Delaware basin. Internationally, sales volumes increased by 25 MBbls/d for the three months ended June 30, 2014, and 9 MBbls/d for the six months ended June 30, 2014, primarily due to higher sales volumes in Algeria due to increased production at El Merk as additional facilities and wells were brought online, partially offset by lower sales volumes in China due to maintenance downtime. Also, for the six months ended June 30, 2014, sales volumes in Ghana decreased due to timing of crude-oil liftings. Sales volumes in the Gulf of Mexico decreased by 5 MBbls/d for the three and six months ended June 30, 2014, primarily due to natural production declines and maintenance downtime during the second quarter.
Anadarko’s average crude-oil price received increased slightly for the three months ended June 30, 2014, primarily due to new pipeline projects from Cushing to the Gulf Coast, which has improved domestic crude-oil pricing. Anadarko’s average crude-oil price also increased due to higher Brent prices. Anadarko’s average crude-oil price received remained flat for the six months ended June 30, 2014.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Inc/(Dec) vs. 2013	2013	2014	Inc/(Dec) vs. 2013	2013
United States
Sales volumes—MMBbls	11	43%	7	20	27%	15
MBbls/d	119	43	83	109	27	85
Price per barrel	$37.39	9	$34.33	$40.08	10	$36.29
International
Sales volumes—MMBbls	—	NM	—	—	NM	—
MBbls/d	1	NM	—	1	NM	—
Price per barrel	$66.69	NM	$—	$66.69	NM	$—
Total
Sales volumes—MMBbls	11	44%	7	20	28%	15
MBbls/d	120	44	83	110	28	85
Price per barrel	$37.66	10	$34.33	$40.22	11	$36.29
Natural-gas liquids sales revenues (millions)	$411	57	$261	$797	41	$564
_________________________________________________________________________
NM—not meaningful

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes increased by 37 MBbls/d for the three months ended June 30, 2014, and 25 MBbls/d for the six months ended June 30, 2014. Sales volumes in the Rockies increased by 25 MBbls/d for the three months ended June 30, 2014, and 13 MBbls/d for the six months ended June 30, 2014, primarily in the Wattenberg field due to increased horizontal drilling, the Lancaster plant coming online in 2014, and an exchange of certain oil and gas properties with a third party in October 2013, and in the Greater Natural Buttes area due to ethane recovery during 2014. Southern and Appalachia Region sales volumes increased by 11 MBbls/d for the three months ended June 30, 2014, and 12 MBbls/d for the six months ended June 30, 2014, as a result of increased horizontal drilling and 2013 infrastructure expansion in the Eagleford shale, continued horizontal drilling in the liquids-rich East Texas/North Louisiana horizontal development, and increased horizontal drilling in the Delaware basin.
Anadarko’s average NGLs price received increased for the three and six months ended June 30, 2014, primarily due to colder than average weather across much of the United States, which led to increased propane demand for heating and to production outages thereby reducing NGL supply.

Gathering, Processing, and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2014	Inc/(Dec) vs. 2013	2013	2014	Inc/(Dec) vs. 2013	2013
Gathering, processing, and marketing sales	$278	12%	$249	$589	23%	$480
Gathering, processing, and marketing expense	250	13	222	502	19	421
Gathering, processing, and marketing, net	$28	4	$27	$87	47	$59

Marketing sales represent the margin earned from purchasing and selling third-party oil and natural gas. Processing sales and expenses relate to the purchase of third-party natural gas and the sale of the extracted NGLs and remaining residue gas. The Company also earns gathering revenue and processing fees by providing gathering and processing services to third parties. Other operating and transportation expenses included in gathering, processing, and marketing expense relate to the Company’s costs to perform these activities.
Gathering, processing, and marketing, net was flat for the three months ended June 30, 2014, and increased by $28 million for the six months ended June 30, 2014. The increase for the six months ended June 30, 2014, was primarily due to higher gathering revenue as a result of increased throughput across several of Anadarko’s systems, and increased marketing margins primarily associated with crude-oil sales, partially offset by increased transportation expenses due to increased activity.

Gains (Losses) on Divestitures and Other, net

During the six months ended June 30, 2014, the Company recognized a $1.5 billion gain associated with its divestiture of a 10% working interest in Rovuma Offshore Area 1 in Mozambique. During the six months ended June 30, 2013, the Company recognized a $140 million gain associated with the Company’s divestiture of its interests in a soda ash joint venture.

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Inc/(Dec) vs. 2013	2013	2014	Inc/(Dec) vs. 2013	2013
Oil and gas operating (millions)	$273	11%	$245	$586	19%	$492
Oil and gas operating—per BOE	3.53	(2)	3.59	3.88	10	3.52
Oil and gas transportation and other (millions)	281	11	253	547	8	508
Oil and gas transportation and other—per BOE	3.64	(2)	3.70	3.62	(1)	3.64

Oil and gas operating expense increased by $28 million for the three months ended June 30, 2014, primarily due to higher costs associated with increased sales volumes, as well as increased surface maintenance costs primarily in the Rockies. Oil and gas operating expense increased by $94 million for the six months ended June 30, 2014, primarily due to increased workover costs primarily in the Gulf of Mexico and the Rockies and increased surface maintenance costs primarily in the Rockies, as well as higher costs associated with increased volumes. The related per barrel of oil equivalent (BOE) costs decreased by $0.06 for the three months ended June 30, 2014, primarily due to increased sales volumes, partially offset by higher costs. The related per BOE costs increased $0.36 for the six months ended June 30, 2014, as the higher costs were only partially offset by increased sales volumes.
Oil and gas transportation and other expense increased by $28 million for the three months ended June 30, 2014, and $39 million for the six months ended June 30, 2014, primarily due to higher gas-gathering and transportation costs attributable to higher volumes related to the growth in the Company’s U.S. onshore asset base. Oil and gas transportation and other expense per BOE decreased by $0.06 for the three months ended June 30, 2014, and $0.02 for six months ended June 30, 2014, due to increased sales volumes, which more than offset the higher costs discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2014	2013	2014	2013
Exploration Expense
Dry hole expense	$302	$66	$423	$224
Impairments of unproved properties	109	20	186	39
Geological and geophysical expense	37	23	80	60
Exploration overhead and other	54	69	112	119
Total exploration expense	$502	$178	$801	$442

For the three months ended June 30, 2014, exploration expense increased by $324 million. Dry hole expense increased by $236 million primarily due to unsuccessful 2014 drilling activities in the Gulf of Mexico and the Rockies. Impairments of unproved properties increased by $89 million primarily in the Gulf of Mexico due to expiration of leases and for certain U.S. onshore oil and gas properties as a result of changes in the Company’s drilling plans.
For the six months ended June 30, 2014, exploration expense increased by $359 million. Dry hole expense increased by $199 million primarily due to unsuccessful 2014 drilling activities in the Gulf of Mexico, New Zealand, and the Rockies, compared to unsuccessful 2013 drilling activities in Sierra Leone, Côte d’Ivoire, and Kenya. Impairments of unproved properties increased by $147 million primarily in Sierra Leone and certain U.S. onshore oil and gas properties as a result of changes in the Company’s drilling plans and in the Gulf of Mexico due to expiration of leases. Geological and geophysical expense increased by $20 million primarily due to 2014 seismic purchases in Côte d’Ivoire, New Zealand, and Colombia, partially offset by 2013 seismic purchases in the Gulf of Mexico and South Africa.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2014	Inc/(Dec) vs. 2013	2013	2014	Inc/(Dec) vs. 2013	2013
General and administrative	$305	17%	$260	$603	13%	$532
Depreciation, depletion, and amortization	1,048	11	940	2,172	11	1,962
Other taxes	361	47	245	675	29	525
Impairments	117	NM	10	120	NM	39

For the three months ended June 30, 2014, general and administrative (G&A) expense increased by $45 million primarily due to higher employee-related expenses of $20 million primarily due to increased headcount, higher legal fees of $13 million, increased insurance premiums of $5 million, and higher consulting fees of $5 million. For the six months ended June 30, 2014, G&A expense increased by $71 million primarily due to higher employee-related expenses of $20 million primarily due to increased headcount, higher legal fees of $14 million, increased insurance premiums of $12 million, and higher consulting fees of $8 million.
Depreciation, depletion, and amortization (DD&A) expense increased by $108 million for the three months ended June 30, 2014, primarily due to higher sales volumes in 2014. DD&A expense increased by $210 million for the six months ended June 30, 2014, primarily due to higher sales volumes in 2014 and increased asset retirement costs for fully depleted wells in the Gulf of Mexico.
For the three months ended June 30, 2014, other taxes increased by $116 million primarily due to higher Algerian exceptional profits taxes of $82 million due to increased crude-oil volumes in Algeria and higher ad valorem taxes of $30 million due to increased activity related to U.S. onshore properties. For the six months ended June 30, 2014, other taxes increased by $150 million primarily due to higher Algerian exceptional profits taxes of $100 million and higher U.S. onshore ad valorem taxes of $46 million as discussed above.
Impairment expense for the three and six months ended June 30, 2014, included $115 million related to an oil and gas property in the Gulf of Mexico that was impaired due to a reduction in estimated future cash flows. Impairment expense for the three and six months ended June 30, 2013, included $10 million related to the Company’s Venezuelan cost-method investment that was impaired due to declines in estimated recoverable value. Impairment expense for the six months ended June 30, 2013, also included $29 million related to a midstream property that was impaired due to a reduction in estimated future cash flows.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2014	2013	2014	2013
Deepwater Horizon settlement and related costs	$93	$4	$93	$7

In the second quarter of 2014, the Company recorded a $90 million expense and contingent liability associated with a civil penalty under the Clean Water Act (CWA) related to the Deepwater Horizon event-related claims. For additional information, see Note 11—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Other (Income) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2014	Inc/(Dec) vs. 2013	2013	2014	Inc/(Dec) vs. 2013	2013
Interest Expense
Debt and other	$233	(2)%	$238	$473	1%	$470
Capitalized interest	(47)	29	(66)	(104)	22	(134)
Interest expense	$186	8	$172	$369	10	$336

Interest expense increased by $14 million for the three months ended June 30, 2014, and $33 million for the six months ended June 30, 2014, primarily due to a decrease in capitalized interest related to lower construction-in-progress balances for long-term capital projects.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2014	2013	2014	2013
(Gains) Losses on Derivatives, net
(Gains) losses on commodity derivatives, net	$164	$(394)	$379	$(111)
(Gains) losses on interest-rate and other derivatives, net	159	(262)	397	(354)
(Gains) losses on derivatives, net	$323	$(656)	$776	$(465)

Anadarko enters into commodity derivatives to manage the risk of changes in the market prices for its anticipated sales of production and enters into interest-rate swaps to fix or float interest rates on existing or anticipated indebtedness to manage exposure to interest-rate changes. (Gains) losses on derivatives, net represents the changes in fair value of the Company’s derivative instruments. For the three and six months ended June 30, 2014, the fair market value of derivative instruments decreased due to lower interest rates and higher commodity prices.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2014	Inc/(Dec) vs. 2013	2013	2014	Inc/(Dec) vs. 2013	2013
Other (Income) Expense, net
Interest income	$(4)	100%	$(2)	$(7)	75%	$(4)
Other	(9)	109	100	(5)	105	96
Total other (income) expense, net	$(13)	113	$98	$(12)	113	$92

Total other income increased by $111 million for the three months ended June 30, 2014, and $104 million for the six months ended June 30, 2014. In June 2013, as a result of a Chapter 11 bankruptcy declaration by the third party, the U.S. Department of the Interior ordered Anadarko to perform the decommissioning of the facility and related wells, which were previously sold to a third party. The Company accrued $141 million during the second quarter of 2013 to decommission the production facilities and related wells. Anadarko completed decommissioning of the production facilities in 2014 and expects to complete decommissioning of the wells in 2015. In addition, other income increased $23 million for the three months ended June 30, 2014, and $28 million for the six months ended June 30, 2014, due to changes in foreign currency gains/losses. These gains/losses reflected the impact of exchange-rate changes primarily applicable to foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil. These increases were partially offset by the second-quarter 2013 reversal of the $56 million tax indemnification liability associated with the 2006 sale of the Company’s Canadian subsidiary. The indemnity was reversed as a result of certain Canadian tax legislative changes.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2014	2013	2014	2013
Tronox-related contingent loss	$19	$—	$4,319	$—

In April 2014, Anadarko and Kerr-McGee Corporation and certain of its subsidiaries (collectively, Kerr-McGee) entered into a settlement agreement to resolve all claims asserted in the Adversary Proceeding and under the Federal Debt Collection Procedures Act (FDCPA Complaint) for $5.15 billion. In May 2014, the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court) issued its Findings of Fact and Conclusions of Law recommending approval of the settlement agreement. The settlement agreement is subject to approval by the U.S. District Court for the Southern District of New York (New York District Court) and the issuance of an injunction by the New York District Court barring similar claims from third parties. Anadarko recognized Tronox-related contingent losses of $850 million in the fourth quarter of 2013 and $4.3 billion in the first quarter of 2014. In addition, Anadarko recognized settlement-related interest expense of $19 million during the second quarter of 2014, for an aggregate $5.17 billion Tronox-related contingent liability included on the Company’s Consolidated Balance Sheet at June 30, 2014. See Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2014	2013	2014	2013
Income tax expense (benefit)	$428	$567	$1,092	$1,023
Effective tax rate	62%	37%	(86)%	41%

The increase from the 35% U.S. federal statutory rate for the three months ended June 30, 2014, was primarily due to the tax impact from foreign operations, Algerian exceptional profits taxes, uncertain tax positions, and the non-deductible contingent CWA-penalty accrual. The increase from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2013, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes.
The Company reported a loss before income taxes for the six months ended June 30, 2014. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the six months ended June 30, 2014, was primarily attributable to net changes in uncertain tax positions related to the settlement agreement associated with the Adversary Proceeding, the tax impact from foreign operations, Algerian exceptional profits taxes, and the non-deductible contingent CWA-penalty accrual.
The Company previously recognized a deferred tax benefit of $274 million related to the $850 million loss recognized in 2013 with respect to the Tronox-related contingent liability. In the first quarter of 2014, the Company recognized an additional tax benefit of $282 million related to the additional $4.3 billion loss with respect to the Tronox-related contingent liability. This benefit is net of a $1.1 billion uncertain tax position due to the uncertainty related to the deductibility of the final settlement payment. This uncertain tax position is presented in deferred income taxes, as a reduction to the associated deferred tax asset, and in other long-term liabilities—other on the Company’s Consolidated Balance Sheet. The Company is a participant in the Internal Revenue Service’s (IRS) Compliance Assurance Process and has regular discussions with the IRS concerning the Company’s tax positions. Depending on the outcome of such discussions, it is reasonably possible that the amount of the uncertain tax position related to the settlement could change, perhaps materially. See Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Net Income Attributable to Noncontrolling Interests

The Company’s net income attributable to noncontrolling interests for the three and six months ended June 30, 2014 and 2013, related to public ownership interests in Western Gas Partners, LP (WES) and WGP. Public ownership in WES consisted of a 56.8% limited partnership interest at June 30, 2014, and 54.5% at June 30, 2013. Public ownership in WGP consisted of a 9.0% limited partnership interest at June 30, 2014 and 2013.
In July 2014, Anadarko sold 5.75 million WGP limited partner units to the public, raising net proceeds of $335 million. After the sale, public ownership in WGP consisted of an 11.7% limited partner interest. See Note 6—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX  To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; exploration expense; DD&A; impairments; interest expense; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; and certain items not related to the Company’s normal operations, less net income attributable to noncontrolling interests. During the periods presented, items not related to the Company’s normal operations included Deepwater Horizon settlement and related costs, Algeria exceptional profits tax settlement, Tronox-related contingent loss, and certain other nonoperating items included in other (income) expense, net. The Company’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Finally, net income attributable to noncontrolling interests is excluded from the Company’s measure of Adjusted EBITDAX because it represents earnings that are not attributable to the Company’s common stockholders.
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

Adjusted EBITDAX

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2014	Inc/(Dec) vs. 2013	2013	2014	Inc/(Dec) vs. 2013	2013
Income (loss) before income taxes	$694	(55)%	$1,526	$(1,268)	(151)%	$2,466
Exploration expense	502	182	178	801	81	442
DD&A	1,048	11	940	2,172	11	1,962
Impairments	117	NM	10	120	NM	39
Interest expense	186	8	172	369	10	336
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	237	137	(641)	600	NM	(395)
Deepwater Horizon settlement and related costs	93	NM	4	93	NM	7
Algeria exceptional profits tax settlement	—	NM	—	—	(100)	33
Tronox-related contingent loss	19	NM	—	4,319	NM	—
Certain other nonoperating items	—	(100)	85	—	(100)	85
Less net income attributable to noncontrolling interests	39	30	30	82	52	54
Consolidated Adjusted EBITDAX	$2,857	27	$2,244	$7,124	45	$4,921
Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$2,997	32%	$2,269	$7,387	54%	$4,795
Midstream	154	35	114	317	33	239
Marketing	(47)	(7)	(44)	(86)	(12)	(77)
Other and intersegment eliminations	(247)	(160)	(95)	(494)	NM	(36)

Oil and Gas Exploration and Production  Adjusted EBITDAX for the three and six months ended June 30, 2014, increased primarily due to higher sales volumes for crude oil and NGLs, and higher commodity prices. These increases were partially offset by higher operating expenses, primarily other taxes, which increased as a result of higher sales volumes and commodity prices. Adjusted EBITDAX for the six months ended June 30, 2014, was also impacted by a $1.5 billion gain associated with the Company’s 2014 divestiture of a 10% working interest in Rovuma Offshore Area 1 in Mozambique.

Midstream  The increase in Adjusted EBITDAX for the three and six months ended June 30, 2014, was primarily due to higher gathering revenue as a result of increased throughput across several of Anadarko’s systems.

Marketing  Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. For the three and six months ended June 30, 2014, Adjusted EBITDAX decreased primarily due to higher transportation expenses.

Other and Intersegment Eliminations  Other and intersegment eliminations consist primarily of corporate costs, income from hard-minerals royalties, and net cash from settlement of commodity derivatives. The decrease in Adjusted EBITDAX for the three and six months ended June 30, 2014, was primarily due to higher payments for the settlement of commodity derivatives in 2014. The decrease in Adjusted EBITDAX for the six months ended June 30, 2014, was also due to a $140 million gain associated with the Company’s 2013 divestiture of its interest in a soda ash joint venture.

LIQUIDITY AND CAPITAL RESOURCES

Overview  Anadarko generates cash needed to fund capital expenditures, debt-service obligations, and dividend payments primarily from operating activities, and enters into debt and equity transactions to maintain the Company’s desired capital structure and to finance acquisition opportunities. Liquidity may also be enhanced through asset divestitures and joint ventures that reduce future capital expenditure requirements.
Consistent with this approach, during the six months ended June 30, 2014, cash flows from operating activities were the primary source for funding capital investments. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions.
At June 30, 2014, Anadarko had no scheduled debt maturities during the next year. Anadarko’s Zero-Coupon Senior Notes due 2036, which can be put to the Company in October 2014 (the next potential put date), in whole or in part, for the then-accreted value of $756 million, are classified as long-term debt on the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance this obligation using long-term debt should the notes be put to the Company in October 2014. The Company has a variety of funding sources available, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements, and the Company’s $5.0 billion senior secured revolving credit facility maturing in September 2015 ($5.0 billion Facility) or the New Credit Facilities (see discussion below). Management believes that the Company’s liquidity position, asset portfolio, and continued strong operating and financial performance provide the necessary financial flexibility to fund the Company’s current and long-term operations.

Effects of Tronox Adversary Proceeding on Liquidity  In April 2014, Anadarko and Kerr-McGee entered into a settlement agreement to resolve all claims asserted in the Adversary Proceeding and FDCPA Complaint for $5.15 billion, which represents principal of approximately $3.98 billion plus 6% interest from the filing of the Adversary Proceeding on May 12, 2009, through April 3, 2014. In addition, interest will be paid on the above amount from April 3, 2014, through the date of payment of the settlement, with interest of 1.5% for the first 180 days and 1.5% plus the one-month LIBOR thereafter. In May 2014, the Bankruptcy Court issued its Findings of Fact and Conclusions of Law recommending approval of the settlement agreement. The settlement agreement is still subject to approval by the New York District Court and the issuance of an injunction barring similar claims from third parties. Once the New York District Court’s approval of the settlement agreement and issuance of the injunction are final and non-appealable, the Company will have two business days to transmit the settlement payment. The Company’s significant cash position and available $5.0 billion Facility provide sufficient resources and flexibility to fund the settlement payment. The Company currently expects this process to be completed during the second half of 2014. See Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Revolving Credit Facilities  Obligations incurred under the $5.0 billion Facility, as well as obligations Anadarko has to lenders or their affiliates pursuant to certain derivative instruments, as discussed in Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, are guaranteed by certain of the Company’s wholly owned domestic subsidiaries, and are secured by a perfected first-priority security interest in certain exploration and production assets located in the United States and 65% of the capital stock of certain wholly owned foreign subsidiaries. At June 30, 2014, the Company had no outstanding borrowings under the $5.0 billion Facility, there were no restrictions on its ability to use this borrowing capacity, and the Company was in compliance with all applicable covenants.
In June 2014, Anadarko entered into the New Credit Facilities, which will replace the existing secured $5.0 billion Facility upon satisfaction of certain conditions including (i) repaying amounts owed under the $5.0 billion Facility in full and all associated commitments and liens being terminated or released; (ii) the New York District Court entering an order approving the settlement agreement related to the Adversary Proceeding and issuing an injunction barring certain third-party claims; and (iii) Anadarko making payment pursuant to the terms of the settlement agreement related to the Adversary Proceeding. These conditions must be satisfied or waived by the lenders under each of the New Credit Facilities by December 1, 2014, or the commitments thereunder will terminate.

Borrowings under the New Credit Facilities generally will bear interest under one of two rate options, at Anadarko’s election, using either LIBOR (or Euro Interbank Offered Rate in the case of borrowings under the Five-Year Credit Facility denominated in Euro) or an alternate base rate, in each case plus an applicable margin ranging from 0.00% to 1.65% for the Five-Year Credit Facility and 0.00% to 1.675% for the 364-Day Credit Facility. The applicable margin will vary depending on Anadarko’s credit ratings.
The New Credit Facilities contain certain customary affirmative and negative covenants, including a financial covenant requiring maintenance of a consolidated indebtedness to total capitalization ratio of no greater than 65%, and limitations on certain secured indebtedness, sale-and-leaseback transactions, and mergers and other fundamental changes. The Company was in compliance with all applicable covenants at June 30, 2014.
WES Funding Sources  Anadarko’s consolidated subsidiary, WES, uses cash flows from operations to fund ongoing operations, service its debt, and make distributions to its equity holders. As needed, WES supplements cash generated from its operating activities with proceeds from debt or equity issuances or borrowings under its five-year $1.2 billion senior unsecured revolving credit facility maturing in February 2019 (RCF), which is expandable to $1.5 billion.
In February 2014, WES entered into its RCF, which amended and restated its then-existing $800 million senior unsecured revolving credit facility. At June 30, 2014, WES was in compliance with all covenants contained in its RCF, had outstanding borrowings under its RCF of $110 million at an interest rate of 1.46%, and had available borrowing capacity of approximately $1.1 billion ($1.2 billion maximum capacity, less $110 million of outstanding borrowings and $13 million of outstanding letters of credit). See Financing Activities below.
During the second quarter of 2014, WES sold common units under its continuous offering program, which authorizes the issuance of up to an aggregate of $125 million of common units. During the second quarter of 2014, WES issued approximately one million common units to the public under its continuous offering program, raising net proceeds of $74 million.

Sources of Cash

Operating Activities  Anadarko’s cash flow from operating activities during the six months ended June 30, 2014, was $4.2 billion, compared to $5.0 billion for the same period of 2013. The decrease is primarily due to $698 million of cash received in 2013 associated with the Algeria exceptional profits tax settlement, a $520 million income tax payment in 2014 associated with the Company’s divestiture of a 10% working interest in Rovuma Offshore Area 1 in Mozambique, net cash paid in settlement of commodity derivative instruments, and the unfavorable impact of changes in working capital items, partially offset by higher average commodity prices for all products and higher sales volumes for crude oil and NGLs.
One of the primary sources of variability in the Company’s cash flows from operating activities is fluctuations in commodity prices, the impact of which Anadarko partially mitigates by entering into commodity derivatives. Sales-volume changes also impact cash flow, but historically have not been as volatile as commodity prices. Anadarko’s cash flows from operating activities are also dependent on the costs related to continued operations and debt service.

Investing Activities  During the six months ended June 30, 2014, Anadarko received pretax proceeds of $3.3 billion primarily related to the Company’s divestitures of a 10% working interest in Rovuma Offshore Area 1 in Mozambique for $2.64 billion and its interest in the Pinedale/Jonah assets in Wyoming for $581 million.

Financing Activities  During the six months ended June 30, 2014, Anadarko’s consolidated subsidiary, WES, borrowed $590 million under its RCF primarily to fund its February 2014 acquisition of Anadarko’s interests in Texas Express Pipeline LLC, Texas Express Gathering LLC, and Front Range Pipeline LLC, and for other general partnership purposes, including the funding of capital expenditures. In March 2014, WES completed a public offering of $100 million aggregate principal amount of 2.600% Senior Notes due 2018 and $400 million aggregate principal amount of 5.450% Senior Notes due 2044, with proceeds from the offering used to repay borrowings under its RCF and for general partnership purposes. Also during the first quarter of 2014, WES issued 300,000 common units to the public pursuant to the partial exercise of the underwriters’ over-allotment option granted in connection with WES’s December 2013 equity offering, raising additional net proceeds of $18 million. During the second quarter of 2014, WES also issued approximately one million common units under its continuous offering program, raising net proceeds of $74 million, as discussed in WES Funding Sources.

In July 2014, the Company issued $625 million aggregate principal amount of 3.450% Senior Notes due 2024 and $625 million aggregate principal amount of 4.500% Senior Notes due 2044. These proceeds will be used for general corporate purposes. Also in July 2014, Anadarko sold 5.75 million WGP limited partner units to the public, raising net proceeds of $335 million.

Uses of Cash

Anadarko invests significant capital to develop, acquire, and explore for oil and natural gas and to expand its midstream infrastructure. The Company also uses cash to fund ongoing operating costs, capital contributions for equity investments, debt repayments, and distributions to its shareholders.

Capital Expenditures  The following presents the Company’s capital expenditures by category:

	Six Months Ended June 30,
millions	2014	2013
Property acquisitions
Exploration	$92	$94
Development	112	8
Exploration	786	729
Development	3,149	1,842
Capitalized interest	93	117
Total oil and gas capital expenditures	4,232	2,790
Gathering, processing, and marketing and other (1)	738	823
Total capital expenditures (2)	$4,970	$3,613
 ________________________________________________________________________________________

(1)	Includes WES capital expenditures of $343 million for the six months ended June 30, 2014, and $437 million for the six months ended June 30, 2013.

(2)
Capital expenditures in this table are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

The Company’s capital spending increased by $1.4 billion for the six months ended June 30, 2014, due to increased U.S. onshore development drilling primarily in the Wattenberg field of $498 million, the Eagleford shale of $421 million, and the Delaware basin of $84 million, as well as a spar lease buyout of $110 million in the Gulf of Mexico, and increased exploration drilling of $57 million. The increase in the Eagleford shale was primarily due to the 2013 development drilling being funded by a third party as a result of a carried-interest agreement that was fully funded in June 2013. These increases were partially offset by lower gathering, processing, and marketing and other expenditures, primarily due to the 2013 acquisition of a 33.75% interest in gas-gathering systems located in the Marcellus shale in north-central Pennsylvania from a third party for $135 million.
In the second quarter of 2013, the Company entered into a carried-interest arrangement that requires a third-party partner to fund $860 million of Anadarko’s capital costs in exchange for a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. The third-party funding is expected to cover the majority of Anadarko’s expected future capital costs through first production, which is expected to occur by mid-2016. At June 30, 2014, $241 million of the total $860 million obligation had been funded.
In the third quarter of 2012, the Company entered into a carried-interest arrangement that required a third-party partner to fund $556 million of Anadarko’s capital costs in exchange for a 7.2% working interest in the Lucius development, located in the Gulf of Mexico. During the second quarter of 2014, as dictated by the Unitization and Participation Agreement, the working interests of all partners in the Lucius development were recalculated. As a result, Anadarko’s working interest in the Lucius development was reduced from 27.8% to 23.8% and its capital expenditures were reduced by $44 million due to the re-determination. In addition, the working interest of the third party that participated in the carried-interest arrangement was reduced from 7.2% to 6.2%, which resulted in a reduction in the funding commitment from $556 million to $476 million. The funding commitment covered the majority of the Company’s expected capital costs through first production, which is expected to occur in the second half of 2014. At June 30, 2014, the $476 million funding commitment was fully funded.

Investments  During the six months ended June 30, 2014, the Company made capital contributions of $89 million for equity investments, which are included in Other—net under Investing Activities in the Consolidated Statements of Cash Flows. These contributions were primarily associated with joint ventures for marine well containment and pipelines.

Debt Retirements and Repayments  Anadarko repaid $775 million of Senior Notes that matured during the six months ended June 30, 2014. Also, WES repaid $480 million of borrowings under its RCF with proceeds from its debt offering, as discussed in Sources of Cash.

Interest-rate Swaps  Interest-rate swap agreements with an aggregate notional principal amount of $750 million were settled in June 2014, resulting in a cash payment of $222 million, classified within cash flows from financing activities. In addition, during the second quarter of 2014, to align the interest-rate swap portfolio with anticipated debt financing, the Company extended the reference-period start dates from June 2014 to September 2016 and adjusted the related fixed interest rates for interest-rate swaps with an aggregate notional principal amount of $1.1 billion. For additional information, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Common Stock Dividends and Distributions to Noncontrolling Interest Owners  Anadarko paid dividends of $230 million to its common stockholders during the six months ended June 30, 2014, and $92 million during the six months ended June 30, 2013. During the second quarter of 2014, Anadarko increased the quarterly dividend paid to common stockholders from $0.18 per share to $0.27 per share. The Company also increased the quarterly dividend paid to common stockholders from $0.09 per share to $0.18 per share during the third quarter of 2013. Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming a public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors.
WES distributed to its unitholders other than Anadarko and WGP an aggregate of $83 million during the six months ended June 30, 2014, and $59 million during the six months ended June 30, 2013. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.65 per common unit for the second quarter of 2014 (to be paid in August 2014).
WGP distributed to its unitholders other than Anadarko an aggregate of $10 million during the six months ended June 30, 2014, and $4 million during the six months ended June 30, 2013. WGP has made quarterly distributions to its unitholders since its initial public offering in December 2012, and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.27125 per unit for the second quarter of 2014 (to be paid in August 2014).

Outlook

The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2014 capital spending range of $9.0 billion to $9.5 billion. This amount includes $614 million to $664 million of WES capital expenditures, excluding any acquisitions made by WES. The Company plans to allocate approximately 70% of its 2014 capital spending to development activities, 15% to exploration activities, and 15% to gas-gathering and processing activities and other business activities. The Company expects its 2014 capital spending by area to be approximately 60% for the U.S. onshore region and Alaska, 15% for the Gulf of Mexico, 15% for Midstream and other, and 10% for International.
Anadarko believes that its cash on hand and expected level of operating cash flows will be sufficient to fund the Company’s projected operational and capital programs for 2014 and continue to meet its other obligations. The Company’s cash on hand is available for use and could be supplemented, as needed, with available borrowing capacity under the $5.0 billion Facility or the New Credit Facilities. In addition, these items provide flexibility in funding the settlement payment related to the Adversary Proceeding.

The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions. In order to reduce commodity-price risk and increase the predictability of 2014 cash flows, Anadarko entered into strategic derivative positions, which cover approximately 65% of its remaining 2014 anticipated natural-gas sales volumes and 47% of its remaining 2014 anticipated crude-oil sales volumes. In addition, the Company has derivative positions in place for 2015. See Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
In February 2014, the Company entered into an agreement to sell its Chinese subsidiary for $1.075 billion. The transaction is expected to close in the third quarter of 2014 and is subject to customary closing conditions.

Recent Accounting Developments  The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2017 and is required to be adopted using one of two retrospective application methods, with no early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. This ASU is effective for annual and interim periods beginning in 2015, with early adoption permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. Anadarko early adopted this ASU on a prospective basis beginning with the first quarter of 2014. The adoption did not have a material impact on the Company’s consolidated financial statements.
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, requires that an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset, except in certain circumstances. This ASU is effective for annual and interim periods beginning in 2014. See Note 12—Income Taxes in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. In addition, foreign-currency exchange-rate risk exists due to anticipated foreign-currency denominated payments and receipts. These risks can affect revenues and cash flows and the Company’s risk-management policies provide for the use of derivative instruments to manage these risks. Both exchange and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

COMMODITY PRICE RISK  The Company’s most significant market risk relates to prices for natural gas, crude oil, and NGLs. Management expects energy prices to remain unpredictable and potentially volatile. As energy prices decline or rise significantly, revenues and cash flows are likewise affected. In addition, a non-cash write-down of the Company’s oil and gas properties or goodwill may be required if commodity prices experience a significant and sustained decline. The types of commodity derivative instruments utilized by the Company include futures, swaps, options, and fixed-price physical-delivery contracts. The volume of commodity derivatives entered into by the Company is governed by risk-management policies and may vary from year to year. Below is a sensitivity analysis for the Company’s commodity-price-related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 526 Bcf of natural gas and 35 MMBbls of crude oil at June 30, 2014, with a net derivative liability position of $167 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $476 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $460 million. However, any cash received or paid to settle these derivatives would be substantially offset by the realized sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At June 30, 2014, the Company had a net derivative asset position of $12 million (gains of $16 million and losses of $4 million) on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

INTEREST-RATE RISK  Any borrowings under the $5.0 billion Facility or the New Credit Facilities, and the WES RCF are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheets is subject to fixed interest rates. The Company’s $2.9 billion of London Interbank Offered Rate (LIBOR) based obligations, which are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two non-controlled entities, give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. A 10% increase in LIBOR would not impact the Company’s interest cost on fixed-rate debt already outstanding, but would affect fair value of outstanding fixed-rate debt.
At June 30, 2014, the Company had a net derivative liability position of $829 million related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would increase (decrease) the aggregate fair value of outstanding interest-rate swap agreements by approximately $114 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with any future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

FOREIGN-CURRENCY EXCHANGE-RATE RISK  Anadarko’s operating revenues are realized in U.S. dollars, and the predominant portion of Anadarko’s capital and operating expenditures are U.S.-dollar-denominated. Exposure to foreign-currency risk generally arises in connection with project-specific contractual arrangements and other commitments. Near-term foreign-currency-denominated expenditures are primarily in euros, Brazilian reais, British pounds sterling, Mozambican meticais, and Colombian pesos. Management periodically engages in various risk-management activities to mitigate a portion of its exposure to foreign-currency exchange-rate risk.
The Company has risk related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability for its 2008 divestiture of the Peregrino field offshore Brazil. The Brazilian tax matter is currently under consideration by the Brazilian courts. At June 30, 2014, cash of $154 million was held in escrow. A 10% increase or decrease in the foreign-currency exchange rate would not materially impact the Company’s gain or loss related to foreign currency.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the second quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

GENERAL  The Company is a defendant in a number of lawsuits and is involved in governmental proceedings and regulatory controls arising in the ordinary course of business, including, but not limited to, personal injury claims; title disputes; tax disputes; royalty claims; contract claims; contamination claims relating to oil and gas production, transportation, and processing; and environmental claims, including claims involving assets owned by acquired companies and claims involving assets previously sold to third parties and no longer a part of the Company’s current operations. Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. While the ultimate outcome and impact on the Company cannot be predicted with certainty, after consideration of recorded expense and liability accruals, management believes that, with the possible exception of the Tronox Litigation discussed in Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Anadarko is currently in negotiations with the U.S. Environmental Protection Agency (EPA) concerning enforcement for alleged noncompliance with a consent decree entered into by the U.S. District Court of the District of Colorado on March 27, 2008. This consent decree was entered into to resolve certain Clean Air Act violations. The EPA has identified alleged violations of the consent decree at two of Anadarko’s compressor station facilities located in Utah. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
WGR Operating, LP, a wholly owned subsidiary of the Company, is currently in negotiations with the EPA concerning enforcement for alleged noncompliance with the leak detection and repair requirements of the Clean Air Act at its Granger, Wyoming facilities. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
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

Colorado state and local ballot, legislative and regulatory initiatives relating to our oil and gas operations could result in increased costs, additional operating restrictions, delays or prohibitions, and could adversely affect our production.

Certain states in which we operate have adopted, and other states are considering adopting, measures that could impose new or more stringent permitting, disclosure, and additional well location and well-construction requirements related to our exploration or production operations. For example, in Colorado, several initiatives have been proposed for inclusion on the Colorado state ballot in November 2014. Although it is early in the political process, if approved these initiatives would give local governments in Colorado greater authority to limit hydraulic fracturing and other oil and gas operations and/or require greater distances between certain well sites and occupied structures. In the event state or local restrictions or prohibitions are adopted in areas where we currently conduct operations (such as in the Wattenberg field, which is among the largest and most cost-efficient oil and natural gas development projects in Anadarko’s U.S. onshore portfolio) or in the future plan to conduct operations, we may incur significant costs to comply with such requirements or we may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves. Depending on the areas in which they are adopted, such restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

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

On April 3, 2014, Anadarko and Kerr-McGee Corporation and certain of its subsidiaries (collectively, Kerr-McGee) entered into a settlement agreement with the Litigation Trust and the U.S. government (in its capacity as plaintiff-intervenor and acting for and on behalf of certain U.S. government agencies) to resolve all claims asserted in the Adversary Proceeding and under the Federal Debt Collection Procedures Act for $5.15 billion, which represents principal of approximately $3.98 billion plus 6% interest from the filing of the Adversary Proceeding on May 12, 2009, through April 3, 2014. In addition, interest will be paid on the above amount from April 3, 2014, through the date of payment of the settlement, with interest of 1.5% for the first 180 days and 1.5% plus the one-month London Interbank Offered Rate thereafter. For additional information, see Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
The Adversary Proceeding has been stayed pending final approval of the settlement agreement. In May 2014, the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court) issued its Findings of Fact and Conclusions of Law recommending approval of the settlement agreement. The settlement agreement is subject to approval by the U.S. District Court for the Southern District of New York (New York District Court) and the issuance of an injunction by the New York District Court barring similar claims from third parties. The settlement payment will be made once both the New York District Court’s approval of the settlement agreement and the issuance of the injunction are final and non-appealable. Although the Company currently expects the approval process to be completed during the second half of 2014, the actual timing to complete the process is not certain. In the event the New York District Court does not approve the settlement agreement, the post-trial proceedings relating to the Adversary Proceeding would continue and Kerr-McGee could be subject to a judgment by the Bankruptcy Court regarding damages, including interest and attorneys’ fees. In such event, the Company’s liabilities relating to Tronox could exceed the amount provided for in the settlement agreement and we could incur additional liabilities that we are unable to estimate or predict at this time. These events could have a material adverse effect on our business, prospects, consolidated financial position, results of operations, cash flows, financial condition, and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2014.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April	1,726	$98.07	—
May	3,412	$99.74	—
June	3,366	$102.98	—
Second-Quarter 2014	8,504	$100.68	—	$—
 ____________________________________________________________

(1)	During the second quarter of 2014, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

Item 6.  Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith or double asterisk (**) and are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number			Description	File Number
	3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as exhibit 3.3 to Form 8-K filed on May 22, 2009	1-8968
		(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 15, 2012, filed as exhibit 3.1 to Form 8-K filed on May 15, 2012	1-8968
*	10	(i)	Anadarko Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 2012)
*	10	(ii)	First Amendment, dated December 17, 2013, to the Anadarko Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 2012)
	10	(iii)
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
				1-8968
	10	(iv)
Credit Agreement, dated as of June 17, 2014, among Anadarko Petroleum Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Bank of America, N.A., Citibank, N.A., The Royal Bank of Scotland plc, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the additional lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on June 23, 2014
				1-8968
	10	(v)
364-Day Revolving Credit Agreement, dated as of June 17, 2014, among Anadarko Petroleum Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Bank of America, N.A., Citibank, N.A., The Royal Bank of Scotland plc, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the additional lenders party thereto, filed as Exhibit 10.2 to Form 8-K filed on June 23, 2014
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

ANADARKO PETROLEUM CORPORATION
(Registrant)

July 29, 2014	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer