Form 10-Q
period 2015-03-31
ANADARKO PETROLEUM CORP
filed 2015-05-04
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at April 27, 2015, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	507,935,794

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
millions except per-share amounts	2015	2014
Revenues and Other
Natural-gas sales	$641	$1,217
Oil and condensate sales	1,419	2,424
Natural-gas liquids sales	232	386
Gathering, processing, and marketing sales	293	311
Gains (losses) on divestitures and other, net	(264)	1,506
Total	2,321	5,844
Costs and Expenses
Oil and gas operating	296	313
Oil and gas transportation and other	361	266
Exploration	1,083	299
Gathering, processing, and marketing	254	252
General and administrative	310	298
Depreciation, depletion, and amortization	1,256	1,124
Other taxes	182	314
Impairments	2,783	3
Deepwater Horizon settlement and related costs	4	—
Total	6,529	2,869
Operating Income (Loss)	(4,208)	2,975
Other (Income) Expense
Interest expense	216	183
(Gains) losses on derivatives, net	152	453
Other (income) expense, net	47	1
Tronox-related contingent loss	5	4,300
Total	420	4,937
Income (Loss) Before Income Taxes	(4,628)	(1,962)
Income tax expense (benefit)	(1,392)	664
Net Income (Loss)	(3,236)	(2,626)
Net income attributable to noncontrolling interests	32	43
Net Income (Loss) Attributable to Common Stockholders	$(3,268)	$(2,669)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(6.45)	$(5.30)
Net income (loss) attributable to common stockholders—diluted	$(6.45)	$(5.30)
Average Number of Common Shares Outstanding—Basic	507	504
Average Number of Common Shares Outstanding—Diluted	507	504
Dividends (per common share)	$0.27	$0.18

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
millions	2015	2014
Net Income (Loss)	$(3,236)	$(2,626)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	2	2
Income taxes on reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	(1)	(1)
Total adjustments for derivative instruments, net of taxes	1	1
Adjustments for pension and other postretirement plans
Amortization of net actuarial (gain) loss to general and administrative expense	13	7
Income taxes on amortization of net actuarial (gain) loss to general and administrative expense	(4)	(2)
Total adjustments for pension and other postretirement plans, net of taxes	9	5
Total	10	6
Comprehensive Income (Loss)	(3,226)	(2,620)
Comprehensive income attributable to noncontrolling interests	32	43
Comprehensive Income (Loss) Attributable to Common Stockholders	$(3,258)	$(2,663)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

millions	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$2,308	$7,369
Accounts receivable (net of allowance of $9 million and $7 million)
Customers	1,025	1,118
Others	1,149	1,409
Other current assets	683	1,325
Total	5,165	11,221
Properties and Equipment
Cost	76,040	75,107
Less accumulated depreciation, depletion, and amortization	37,770	33,518
Net properties and equipment	38,270	41,589
Other Assets	2,998	2,310
Goodwill and Other Intangible Assets	6,540	6,569
Total Assets	$52,973	$61,689

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,252	$3,683
Current asset retirement obligations	282	257
Accrued expenses	1,100	994
Short-term debt	500	—
Deepwater Horizon settlement and related costs	94	90
Tronox-related contingent liability	—	5,210
Total	5,228	10,234
Long-term Debt	16,365	15,092
Other Long-term Liabilities
Deferred income taxes	7,521	9,249
Asset retirement obligations	1,803	1,796
Other	3,122	3,000
Total	12,446	14,045

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 527.6 million and 525.9 million shares issued)	52	52
Paid-in capital	9,045	9,005
Retained earnings	8,718	12,125
Treasury stock (19.7 million and 19.3 million shares)	(976)	(940)
Accumulated other comprehensive income (loss)	(507)	(517)
Total Stockholders’ Equity	16,332	19,725
Noncontrolling interests	2,602	2,593
Total Equity	18,934	22,318
Total Liabilities and Equity	$52,973	$61,689

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2014	$52	$9,005	$12,125	$(940)	$(517)	$2,593	$22,318
Net income (loss)	—	—	(3,268)	—	—	32	(3,236)
Common stock issued	—	50	—	—	—	—	50
Dividends—common stock	—	—	(139)	—	—	—	(139)
Repurchase of common stock	—	—	—	(36)	—	—	(36)
Subsidiary equity transactions	—	(10)	—	—	—	44	34
Distributions to noncontrolling interest owners	—	—	—	—	—	(67)	(67)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	1	—	1
Adjustments for pension and other postretirement plans	—	—	—	—	9	—	9
Balance at March 31, 2015	$52	$9,045	$8,718	$(976)	$(507)	$2,602	$18,934

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
millions	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(3,236)	$(2,626)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	1,256	1,124
Deferred income taxes	(1,198)	46
Dry hole expense and impairments of unproved properties	1,009	198
Impairments	2,783	3
(Gains) losses on divestitures, net	334	(1,459)
Total (gains) losses on derivatives, net	152	461
Operating portion of net cash received (paid) in settlement of derivative instruments	91	(98)
Other	45	54
Changes in assets and liabilities
Deepwater Horizon settlement and related costs	4	—
Tronox-related contingent liability	(5,210)	4,300
(Increase) decrease in accounts receivable	357	(266)
Increase (decrease) in accounts payable and accrued expenses	(283)	(63)
Other items—net	(608)	55
Net cash provided by (used in) operating activities	(4,504)	1,729
Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(1,957)	(2,501)
Acquisition of businesses	—	(4)
Divestitures of properties and equipment and other assets	22	3,257
Other—net	10	(170)
Net cash provided by (used in) investing activities	(1,925)	582
Cash Flows from Financing Activities
Borrowings, net of issuance costs	4,583	918
Repayments of debt	(2,830)	(930)
Financing portion of net cash received (paid) for derivative instruments	(146)	—
Increase (decrease) in outstanding checks	(39)	97
Dividends paid	(139)	(92)
Repurchase of common stock	(36)	(35)
Issuance of common stock, including tax benefit on share-based compensation awards	12	13
Sale of subsidiary units	31	18
Distributions to noncontrolling interest owners	(67)	(51)
Net cash provided by (used in) financing activities	1,369	(62)
Effect of Exchange Rate Changes on Cash	(1)	(23)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,061)	2,226
Cash and Cash Equivalents at Beginning of Period	7,369	3,698
Cash and Cash Equivalents at End of Period	$2,308	$5,924

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

Basis of Presentation  The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s consolidated financial statements. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

Recently Issued Accounting Standards  The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, Consolidation—Amendments to the Consolidation Analysis. This ASU will simplify existing requirements by reducing the number of consolidation models and placing more emphasis on risk of loss when determining a controlling financial interest. The provisions will affect how limited partnerships and similar entities are assessed for consolidation, including the elimination of the presumption that a general partner should consolidate a limited partnership. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
The FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2017 and is required to be adopted using one of two retrospective application methods, with no early adoption permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

2. Acquisitions, Divestitures, and Assets Held for Sale

In November 2014, Western Gas Partners, LP (WES) acquired Nuevo Midstream, LLC (Nuevo) for $1.554 billion. Following the acquisition, WES changed the name of Nuevo to Delaware Basin Midstream, LLC (DBM). The acquisition constitutes a business combination and was accounted for using the acquisition method of accounting. The fair-value measurements of the assets acquired and liabilities assumed at the acquisition date were still preliminary as of March 31, 2015, pending final review of support related to the acquired entity’s assets. There were no material changes to the fair value of assets acquired and liabilities assumed from the amounts included on the Company’s Consolidated Balance Sheet at December 31, 2014.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Acquisitions, Divestitures, and Assets Held for Sale (Continued)

For the three months ended March 31, 2015, the Company recognized net losses on divestitures of $334 million related to assets included in the oil and gas exploration and production reporting segment. During the first quarter of 2015, certain U.S. onshore assets in the Rocky Mountains Region (Rockies) satisfied criteria to be considered held for sale. These assets were remeasured to their current fair value using a market approach and Level 2 fair-value measurement, and the Company recognized a loss of $340 million. Gains and losses on assets held for sale are included in gains (losses) on divestitures and other, net in the Company’s Consolidated Statements of Income. At March 31, 2015, the Company’s Consolidated Balance Sheet included current assets of $29 million, long-term assets of $743 million, current liabilities of $17 million, and long-term liabilities of $78 million associated with assets held for sale. The sale of these assets closed in April 2015 for proceeds of $703 million.

3. Inventories

The following summarizes the major classes of inventories included in other current assets:

millions	March 31, 2015	December 31, 2014
Oil	$97	$133
Natural gas	3	27
NGLs	70	83
Total inventories	$170	$243

4. Impairments

The following summarizes impairments of proved properties and the related post-impairment fair values by segment:

	Three Months Ended
millions	Impairment	Fair Value (1)
March 31, 2015
Oil and gas exploration and production
Long-lived assets held for use
U.S. onshore properties	$2,307	$1,299
Midstream
Long-lived assets held for use	476	206
Total	$2,783	$1,505

March 31, 2014
Oil and gas exploration and production
Cost-method investment (2)	$1	$32
Midstream
Long-lived assets held for use	2	—
Total	$3	$32
__________________________________________________________________

(1)	Measured using the income approach and Level 3 inputs.

(2)	Represents the after-tax net investment.

Impairments during the first quarter of 2015 were primarily related to the Company’s Greater Natural Buttes oil and gas and midstream properties in the Rockies, which were impaired due to lower commodity prices. Impairments of proved properties are included in impairment expense in the Company’s Consolidated Statements of Income. In addition to the proved property impairments above, the Company also recognized a $935 million impairment of unproved Greater Natural Buttes properties as a result of lower commodity prices during the first quarter of 2015. Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $1.6 billion at March 31, 2015, and $1.5 billion at December 31, 2014. Projects with suspended exploratory well costs are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development and where management is actively pursuing efforts to assess whether reserves can be attributed to these projects. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the three months ended March 31, 2015, no exploratory well costs previously capitalized as suspended exploratory well costs for greater than one year at December 31, 2014, were charged to dry hole expense.

6. Noncontrolling Interests

Western Gas Equity Partners, LP (WGP) is a publicly traded consolidated subsidiary that owns partnership interests in WES. At March 31, 2015, Anadarko’s ownership interest in WGP consisted of an 88.3% limited partner interest and the entire non-economic general partner interest. The remaining 11.7% limited partner interest in WGP was owned by the public.
WES, a publicly traded consolidated subsidiary, is a limited partnership that acquires, owns, develops, and operates midstream assets. During the three months ended March 31, 2015, WES issued 480 thousand common units to the public under its continuous offering program, raising net proceeds of $31 million. In 2014, WES issued 11 million Class C units to Anadarko to partially fund the acquisition of DBM. These Class C units receive distributions in the form of additional Class C units until the end of 2017 unless WES elects to convert the units earlier or Anadarko extends the conversion date. During the three months ended March 31, 2015, WES distributed 46 thousand Class C units to Anadarko. At March 31, 2015, WGP’s ownership interest in WES consisted of a 34.8% limited partner interest, the entire 1.8% general partner interest, and all of the WES incentive distribution rights. At March 31, 2015, Anadarko also owned an 8.3% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 55.1% limited partner interest in WES was owned by the public.

7. Derivative Instruments

Objective and Strategy  The Company uses derivative instruments to manage its exposure to cash-flow variability from commodity-price and interest-rate risks. Futures, swaps, and options are used to manage exposure to commodity-price risk inherent in the Company’s oil and natural-gas production and natural-gas processing operations (Oil and Natural-Gas Production/Processing Derivative Activities). Futures contracts and commodity-price swap agreements are used to fix the price of expected future oil and natural-gas sales at major industry trading locations, such as Henry Hub, Louisiana, for natural gas and Cushing, Oklahoma, or Sullom Voe, Scotland, for oil. Basis swaps are periodically used to fix or float the price differential between product prices at one market location versus another. Options are used to establish a floor price, a ceiling price, or a floor and a ceiling price (collar) for expected future oil and natural-gas sales. Derivative instruments are also used to manage commodity-price risk inherent in customer price requirements and to fix margins on the future sale of natural gas and NGLs from the Company’s leased storage facilities (Marketing and Trading Derivative Activities).
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The following is a summary of the Company’s derivative instruments related to natural-gas production/processing derivative activities at March 31, 2015:

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

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 3 billion cubic feet (Bcf) at March 31, 2015, and 6 Bcf at December 31, 2014, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

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
Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. As a result of prior extensions of reference-period start dates without settlement of the related interest-rate derivative obligations, the interest-rate derivatives in the Company’s portfolio contain an other-than-insignificant financing element and, therefore, any settlements or collateralization related to these extended interest-rate derivatives are classified as cash flows from financing activities.
The Company had the following outstanding interest-rate swaps at March 31, 2015:

millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount	Start	End	Interest Rate
$50	September 2016	September 2026	5.91%
$1,850	September 2016	September 2046	6.06%

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	March 31,	December 31,	March 31,	December 31,
Balance Sheet Classification	2015	2014	2015	2014
Commodity derivatives
Other current assets	$351	$421	$(86)	$(118)
Other assets	35	1	—	—
Accrued expenses	65	71	(117)	(114)
Other liabilities	—	—	(31)	(6)
	451	493	(234)	(238)
Interest-rate derivatives
Other liabilities	—	—	(1,422)	(1,217)
Total derivatives	$451	$493	$(1,656)	$(1,455)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions	Three Months Ended March 31,
Classification of (Gain) Loss Recognized	2015	2014
Commodity derivatives
Gathering, processing, and marketing sales (1)	$—	$8
(Gains) losses on derivatives, net	(53)	215
Interest-rate derivatives
(Gains) losses on derivatives, net	205	238
Total (gains) losses on derivatives, net	$152	$461
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

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
The Company has netting agreements with financial institutions that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and routinely exercises its contractual right to offset gains and losses when settling with derivative counterparties. In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across derivative types. At March 31, 2015, $237 million of the Company’s $1.656 billion gross derivative liability balance, and at December 31, 2014, $289 million of the Company’s $1.455 billion gross derivative liability balance would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from major credit rating agencies declines to below investment grade. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.2 billion (net of collateral) at March 31, 2015, and $97 million (net of collateral) at December 31, 2014. The increase is primarily a result of additional derivative counterparties no longer maintaining secured positions under the Company’s credit facilities and, therefore, the derivative instruments are now subject to credit-risk-related provisions. For information on the Company’s revolving credit facilities, see Note 8—Debt and Interest Expense—Anadarko Revolving Credit Facilities and Commercial Paper Program.

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
The following summarizes the fair value of the Company’s derivative assets and liabilities, by input level within the fair-value hierarchy:

millions
March 31, 2015	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives
Financial institutions	$—	$431	$—	$(151)	$(4)	$276
Other counterparties	—	20	—	—	—	20
Total derivative assets	$—	$451	$—	$(151)	$(4)	$296
Liabilities
Commodity derivatives
Financial institutions	$—	$(183)	$—	$151	$1	$(31)
Other counterparties	—	(51)	—	—	—	(51)
Interest-rate derivatives	—	(1,422)	—	—	169	(1,253)
Total derivative liabilities	$—	$(1,656)	$—	$151	$170	$(1,335)

December 31, 2014
Assets
Commodity derivatives
Financial institutions	$—	$471	$—	$(187)	$(13)	$271
Other counterparties	—	22	—	(2)	—	20
Total derivative assets	$—	$493	$—	$(189)	$(13)	$291
Liabilities
Commodity derivatives
Financial institutions	$—	$(234)	$—	$187	$—	$(47)
Other counterparties	—	(4)	—	2	—	(2)
Interest-rate derivatives	—	(1,217)	—	—	23	(1,194)
Total derivative liabilities	$—	$(1,455)	$—	$189	$23	$(1,243)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense

Debt  The Company’s outstanding debt is senior unsecured. The following summarizes the Company’s outstanding debt:

millions	March 31, 2015	December 31, 2014
Total debt at face value	$18,450	$16,687
Net unamortized discounts and premiums (1)	(1,606)	(1,616)
Total borrowings	$16,844	$15,071
Capital lease obligation	21	21
Less short-term debt	500	—
Total long-term debt	$16,365	$15,092
__________________________________________________________________

(1)	Unamortized discounts and premiums are amortized over the term of the related debt.

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

Fair Value  The Company uses a market approach to determine fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the variable interest rates are reflective of market rates. The estimated fair value of the Company’s total borrowings was $19.3 billion at March 31, 2015, and $17.4 billion at December 31, 2014.

Debt Activity  The following summarizes the Company’s debt activity during the three months ended March 31, 2015:

	Carrying
millions	Value	Description
Balance at December 31, 2014	$15,071
Borrowings	1,500	$5.0 billion revolving credit facility
	1,800	364-Day Facility
	140	WES revolving credit facility
	1,153	Commercial paper notes
Repayments	(1,500)	$5.0 billion revolving credit facility
	(1,300)	364-Day Facility
	(30)	WES revolving credit facility
Other, net	10	Amortization of debt discounts and premiums
Balance at March 31, 2015	$16,844

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Anadarko Revolving Credit Facilities and Commercial Paper Program  In January 2015, upon satisfaction of certain conditions, including the settlement payment related to the Tronox Adversary Proceeding, the Company’s $5.0 billion senior secured revolving credit facility was replaced by a $3.0 billion five-year senior unsecured revolving credit facility (Five-Year Facility), which is expandable to $4.0 billion, and a $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Facility). For additional information, see Note 11—Contingencies—Tronox Litigation.
Borrowings under the Five-Year and 364-Day Facilities generally bear interest under one of two rate options, at Anadarko’s election, using either LIBOR (or Euro Interbank Offered Rate in the case of borrowings under the Five-Year Facility denominated in Euro) or an alternate base rate, in each case plus an applicable margin ranging from 0.00% to 1.65% for the Five-Year Facility and 0.00% to 1.675% for the 364-Day Facility. The applicable margin will vary depending on Anadarko’s credit ratings.
The Five-Year and 364-Day Facilities contain certain customary affirmative and negative covenants, including a financial covenant requiring maintenance of a consolidated indebtedness to total capitalization ratio of no greater than 65% and limitations on certain secured indebtedness, sale-and-leaseback transactions, and mergers and other fundamental changes. At March 31, 2015, the Company was in compliance with all covenants contained in its Five-Year and 364-Day Facilities.
At March 31, 2015, the Company had no outstanding borrowings under the Five-Year Facility and had $500 million of outstanding borrowings under its 364-Day Facility at an interest rate of 1.29%. The Company had available borrowing capacity of $1.5 billion under its 364-Day Facility.
During the first quarter of 2015, the Company initiated a commercial paper program, which allows a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Company’s Five-Year Facility. The maturities of the commercial paper notes vary, but may not exceed 397 days. The commercial paper notes are sold under customary terms in the commercial paper market and are issued either at a discounted price to their principal face value or will bear interest at varying interest rates on a fixed or floating basis. Such discounted price or interest amounts are dependent on market conditions and the ratings assigned to the commercial paper program by credit rating agencies at the time of issuance of the commercial paper notes. At March 31, 2015, the Company had $1.2 billion of commercial paper notes outstanding at a weighted-average interest rate of 0.67%. The Company classified the outstanding commercial paper notes as long-term debt on the Company’s Consolidated Balance Sheet, as the Company currently intends to refinance these obligations at maturity with additional commercial paper notes supported by the Company’s Five-Year Facility.

WES Borrowings  At March 31, 2015, WES was in compliance with all covenants contained in its five-year $1.2 billion senior unsecured revolving credit facility maturing in February 2019 (RCF), which is expandable to $1.5 billion. At March 31, 2015, WES had outstanding borrowings under its RCF of $620 million at an interest rate of 1.48%, had outstanding letters of credit of $13 million, and had available borrowing capacity of $567 million.

Interest Expense  The following summarizes interest expense:

	Three Months Ended March 31,
millions	2015	2014
Debt and other	$254	$240
Capitalized interest	(38)	(57)
Total interest expense	$216	$183

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders’ Equity

The following provides a reconciliation between basic and diluted earnings per share attributable to common stockholders:

	Three Months Ended March 31,
millions except per-share amounts	2015	2014
Net income (loss)
Net income (loss) attributable to common stockholders	$(3,268)	$(2,669)
Less distributions on participating securities	1	—
Basic	$(3,269)	$(2,669)
Diluted	$(3,269)	$(2,669)
Shares
Average number of common shares outstanding—basic	507	504
Average number of common shares outstanding—diluted	507	504
Excluded (1)	11	11
Net income (loss) per common share
Basic	$(6.45)	$(5.30)
Diluted	$(6.45)	$(5.30)

Dividends per common share	$0.27	$0.18
 __________________________________________________________________

(1)	Inclusion of certain shares would have had an anti-dilutive effect.

10. Accumulated Other Comprehensive Income (Loss)

The following summarizes the after-tax changes in the balances of accumulated other comprehensive income (loss):

millions	Interest-rate Derivatives Previously Subject to Hedge Accounting	Pension and Other Postretirement Plans	Total
Balance at December 31, 2014	$(48)	$(469)	$(517)
Reclassifications to Consolidated Statement of Income	1	9	10
Balance at March 31, 2015	$(47)	$(460)	$(507)

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
The following is a discussion of any material developments in previously reported contingencies and any other material matters that have arisen since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Tronox Litigation  On April 3, 2014, Anadarko and Kerr-McGee Corporation and certain of its subsidiaries entered into a settlement agreement to resolve all claims asserted by Tronox Incorporated (Tronox) and certain of its affiliates, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding), for $5.15 billion. In addition, the Company agreed to pay interest on that amount from April 3, 2014, through the payment of the settlement. In January 2015, the Company paid $5.2 billion after the settlement agreement became effective. For additional disclosure of the Tronox Adversary Proceeding, see Note 17—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Anadarko recognized Tronox-related contingent losses of $850 million in the fourth quarter of 2013 and $4.3 billion in the first quarter of 2014. In addition, Anadarko recognized settlement-related interest expense, included in Tronox-related contingent loss in the Company’s Consolidated Statement of Income, of $60 million during the year ended December 31, 2014, and $5 million during the three months ended March 31, 2015. For information on the tax effects of the settlement agreement, see Note 12—Income Taxes.

Deepwater Horizon Events  In April 2010, the Macondo well in the Gulf of Mexico blew out and an explosion occurred on the Deepwater Horizon drilling rig, resulting in an oil spill. The well was operated by BP Exploration and Production Inc. (BP) and Anadarko held a 25% nonoperated interest. In October 2011, the Company and BP entered into a settlement agreement relating to the Deepwater Horizon events (Settlement Agreement). Pursuant to the Settlement Agreement, the Company is fully indemnified by BP against all claims and damages arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and assessment costs, and any claims arising under the Operating Agreement with BP. This indemnification is guaranteed by BP Corporation North America Inc. (BPCNA) and, in the event that the net worth of BPCNA declines below an agreed-upon amount, BP p.l.c. has agreed to become the sole guarantor. Under the Settlement Agreement, BP does not indemnify the Company against penalties and fines, punitive damages, shareholder derivative or securities laws claims, or certain other claims. The Company has not recorded a liability for any costs that are subject to indemnification by BP. For additional disclosure of the Deepwater Horizon events, the Company’s Settlement Agreement with BP, environmental claims under OPA, NRD claims, potential penalties and fines, and civil litigation, see Note 17—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Penalties and Fines  In December 2010, the U.S. Department of Justice (DOJ), on behalf of the United States, filed a civil lawsuit in the U.S. District Court for the Eastern District of Louisiana in New Orleans, Louisiana (Louisiana District Court) against several parties, including the Company, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. In February 2012, the Louisiana District Court entered a declaratory judgment that, as a partial owner of the Macondo well, Anadarko is liable for civil penalties under Section 311 of the CWA. The declaratory judgment, which was affirmed in June 2014 by the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit), addresses liability only, and does not address the amount of any civil penalty. In March 2015, Anadarko filed a petition for a writ of certiorari with the U.S. Supreme Court appealing the Fifth Circuit’s decision.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Contingencies (Continued)

Applicable accounting guidance requires the Company to accrue a liability if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Louisiana District Court’s declaratory judgment in February 2012 satisfies the requirement that a liability arising from the future assessment of a civil penalty against Anadarko is probable. In an effort to resolve this matter, the Company made a settlement offer to the DOJ in July 2014 of $90 million and recorded a contingent liability for this amount at June 30, 2014. The Company subsequently engaged in further discussions regarding settlement, but the parties have not been able to reach agreement on either the amount of, or the terms and conditions governing, a settlement. The Company’s settlement offer of $90 million remains outstanding and the Company remains open to resolving the matter through settlement discussions. The Company believes that $90 million under a settlement scenario is a better estimate of loss at this time than any other amount. Based on the above accounting guidance, the Company’s contingent liability for CWA penalties and fines remains $90 million at March 31, 2015. However, the Company may ultimately incur a liability related to CWA penalties in excess of the current accrued liability.
The actual amount of a CWA penalty is subject to uncertainty, including whether the Company will be able to reach a settlement with the DOJ or will await the Louisiana District Court’s opinion. The CWA sets forth subjective criteria to be considered by the court in assessing the magnitude of any CWA penalty, including the degree of fault of the owner. For the Phase I and II trials (defined in Civil Litigation Damage Claims below) and again for the penalty phase trial in January 2015, the Louisiana District Court ruled that no evidence of Anadarko’s alleged culpability or fault could be presented. In addition, in its Phase I Findings of Fact and Conclusions of Law (Phase I Findings and Conclusions), the Louisiana District Court did not allocate any fault to Anadarko. Given the subjective nature of the CWA criteria used to determine penalty assessments and the Louisiana District Court’s prior rulings related to culpability and allocation of fault, the Company currently cannot reasonably estimate the amount of any such penalty to be assessed or determine a reasonable range of potential loss if the matter is resolved by the Louisiana District Court following trial. However, given the Company’s lack of direct operational involvement in the event, the Louisiana District Court’s rulings excluding any evidence of Anadarko’s alleged culpability or fault, the Phase I Findings and Conclusions that did not allocate any fault to Anadarko, and the subjective criteria of the CWA, the Company believes that any CWA penalties assessed to it will not materially impact the Company’s financial condition, results of operations, or cash flows.
Events or factors that could assist the Company in estimating the amount of settlement or potential civil penalty or a range of potential loss related to such penalty include (i) an assessment by the DOJ, (ii) a ruling by a court of competent jurisdiction, or (iii) substantive settlement negotiations between the Company and the DOJ.
As discussed below, numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. Certain state and local governments appealed, or provided indication of a likely appeal of, the Louisiana District Court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. If any appeal is successful, state and/or local laws and regulations could become sources of penalties or fines against the Company.

Civil Litigation Damage Claims  Numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. This litigation has been consolidated into a federal Multidistrict Litigation (MDL) action pending before Judge Carl Barbier in the Louisiana District Court.
The first phase of the trial in the MDL (Phase I) commenced in February 2013. The issues tried in Phase I included the cause of the blowout and all related events leading up to April 22, 2010, the date the Deepwater Horizon sank, as well as allocation of fault. In September 2014, the Louisiana District Court issued its Phase I Findings and Conclusions. The Louisiana District Court found that BP and BP America Production Company (BPAP), Transocean Ltd. (Transocean), and Halliburton Energy Services, Inc. (Halliburton), but not Anadarko, are each liable under general maritime law for the blowout, explosion, and oil spill. The court determined that BP’s and BPAP’s conduct was reckless and that both Transocean’s and Halliburton’s conduct was negligent. The Louisiana District Court apportioned 67% of the fault to BP and BPAP, 30% to Transocean, and 3% to Halliburton. No fault was allocated to Anadarko. The plaintiffs and BP have appealed the Phase I Findings and Conclusions.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Contingencies (Continued)

The second phase of trial (Phase II) began in September 2013. The issues tried in Phase II included spill-source control and quantification of the spill for the period from April 20, 2010, until the well was capped. In January 2015, the Louisiana District Court issued its Phase II Findings of Fact and Conclusions of Law (Phase II Findings and Conclusions). The Louisiana District Court found that, for purposes of calculating the maximum possible civil penalty under the CWA, 3.19 million barrels of oil were discharged into the Gulf of Mexico. The United States has appealed the Phase II Findings and Conclusions.
The penalty phase of the trial began in January 2015. In March 2014, the Louisiana District Court ruled that no evidence of Anadarko’s alleged culpability or fault could be presented during the penalty phase trial. The parties rested their case in February 2015, post-trial briefing concluded in April 2015, and the matter is pending before the Louisiana District Court. The trial included Anadarko, BP, and the United States, and will assess findings and penalties under the CWA.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended March 31,
millions except percentages	2015	2014
Income tax expense (benefit)	$(1,392)	$664
Effective tax rate	30%	(34)%

The Company reported a loss before income taxes for the three months ended March 31, 2015 and 2014. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect.
The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2015, was primarily attributable to net changes in uncertain tax positions, Algerian exceptional profits taxes, and the tax impact from foreign operations. The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2014, was primarily attributable to net changes in uncertain tax positions related to the settlement agreement associated with the Tronox Adversary Proceeding, Algerian exceptional profits taxes, and the tax impact from foreign operations.
At March 31, 2015, the Company had recorded a $577 million tax benefit related to the Tronox settlement. This benefit was net of a $1.3 billion uncertain tax position due to the uncertainty related to the deductibility of the settlement payment. At March 31, 2015, $561 million of this net benefit was presented in other assets and the remainder was presented in deferred income taxes on the Company’s Consolidated Balance Sheet. The Company is a participant in the U.S. Internal Revenue Service’s (IRS) Compliance Assurance Process and has regular discussions with the IRS concerning the Company’s tax positions. Depending on the outcome of such discussions, it is reasonably possible that the amount of the uncertain tax position related to the settlement could change, perhaps materially. See Note 11—Contingencies—Tronox Litigation.
At March 31, 2015, accrued expenses on the Company’s Consolidated Balance Sheet included $388 million of accrued income taxes.

13. Supplemental Cash Flow Information

For the three months ended March 31, 2015, other items—net in the Company’s Consolidated Statements of Cash Flows includes a $561 million current tax benefit associated with the Tronox settlement. The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing activities:

	Three Months Ended March 31,
millions	2015	2014
Cash paid (received)
Interest, net of amounts capitalized (1)	$1,532	$265
Income taxes, net of refunds	(5)	598
Non-cash investing activities
Fair value of properties and equipment from non-cash transactions	$54	$—
Asset retirement cost additions	63	47
Accruals of property, plant, and equipment	1,061	1,544
Net liabilities assumed (divested) in acquisitions and divestitures	19	(25)
Non-cash investing and financing activities
Floating production, storage, and offloading vessel construction period obligation	$18	$34
__________________________________________________________________

(1)	Includes $1.2 billion of interest related to the Tronox settlement payment in 2015.

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
To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; exploration expense; depreciation, depletion, and amortization (DD&A); impairments; interest expense; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; and certain items not related to the Company’s normal operations, less net income attributable to noncontrolling interests. During the periods presented, items not related to the Company’s normal operations included Deepwater Horizon settlement and related costs, Tronox-related contingent loss, and certain other nonoperating items included in other (income) expense, net. The Company’s definition of Adjusted EBITDAX excludes exploration expense as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Finally, net income attributable to noncontrolling interests is excluded from the Company’s measure of Adjusted EBITDAX because it represents earnings that are not attributable to the Company’s common stockholders.
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

	Three Months Ended March 31,
millions	2015	2014
Income (loss) before income taxes	$(4,628)	$(1,962)
Exploration expense	1,083	299
DD&A	1,256	1,124
Impairments	2,783	3
Interest expense	216	183
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	243	363
Deepwater Horizon settlement and related costs	4	—
Tronox-related contingent loss	5	4,300
Certain other nonoperating items	22	—
Less net income attributable to noncontrolling interests	32	43
Consolidated Adjusted EBITDAX	$952	$4,267

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Segment Information (Continued)

Information presented below as “Other and Intersegment Eliminations” includes corporate costs, results from hard-minerals royalties, and net cash from settlement of commodity derivatives. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended March 31, 2015
Sales revenues	$1,070	$174	$1,341	$—	$2,585
Intersegment revenues	1,117	302	(1,191)	(228)	—
Gains (losses) on divestitures and other, net	(338)	—	—	74	(264)
Total revenues and other	1,849	476	150	(154)	2,321
Operating costs and expenses (1)	1,002	240	198	(37)	1,403
Net cash from settlement of commodity derivatives	—	—	—	(90)	(90)
Other (income) expense, net (2)	—	—	—	25	25
Net income attributable to noncontrolling interests	—	32	—	—	32
Total expenses and other	1,002	272	198	(102)	1,370
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	1	—	1
Adjusted EBITDAX	$847	$204	$(47)	$(52)	$952

Three Months Ended March 31, 2014
Sales revenues	$2,389	$120	$1,829	$—	$4,338
Intersegment revenues	1,553	320	(1,689)	(184)	—
Gains (losses) on divestitures and other, net	1,460	(2)	—	48	1,506
Total revenues and other	5,402	438	140	(136)	5,844
Operating costs and expenses (1)	1,012	232	181	18	1,443
Net cash from settlement of commodity derivatives	—	—	—	92	92
Other (income) expense, net	—	—	—	1	1
Net income attributable to noncontrolling interests	—	43	—	—	43
Total expenses and other	1,012	275	181	111	1,579
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	2	—	2
Adjusted EBITDAX	$4,390	$163	$(39)	$(247)	$4,267
 __________________________________________________________________

(1)	Operating costs and expenses excludes exploration expense, DD&A, impairments, and Deepwater Horizon settlement and related costs since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes certain other nonoperating items since these items are excluded from Adjusted EBITDAX.

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

	Pension Benefits		Other Benefits
millions	2015	2014	2015	2014
Three Months Ended March 31
Service cost	$30	$25	$3	$2
Interest cost	25	25	4	4
Expected return on plan assets	(27)	(27)	—	—
Amortization of net actuarial loss (gain)	13	9	—	(2)
Net periodic benefit cost	$41	$32	$7	$4

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about energy markets

•	production and sales volume levels

•	reserves levels

•	operating results

•	competitive conditions

•	technology

•	availability of capital resources, levels of capital expenditures, and other contractual obligations

•	supply and demand for, the price of, and the commercialization and transporting of natural gas, oil, natural gas liquids (NGLs), and other products or services

•	volatility in the commodity-futures market

•	weather

•	inflation

•	availability of goods and services, including unexpected changes in costs

•	drilling risks

•	processing volumes and pipeline throughput

•	general economic conditions nationally, internationally, or in the jurisdictions in which the Company or its subsidiaries are, or in the future may be, doing business

•	the Company’s inability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects

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

•
other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s 2014 Annual Report on Form 10-K, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the 2014 Annual Report on Form 10-K; and the information set forth in the Risk Factors under Part I, Item 1A of the 2014 Annual Report on Form 10-K.

OVERVIEW

Anadarko is among the world’s largest independent exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of natural gas, oil, condensate, NGLs, and anticipated production of liquefied natural gas. The Company also engages in the gathering, processing, treating, and transporting of natural gas, oil, and NGLs. The Company has production and exploration activities worldwide, including activities in the United States, Mozambique, Algeria, Ghana, Brazil, Colombia, Côte d’Ivoire, Kenya, New Zealand, and other countries.

Significant operating and financial activities for the first quarter of 2015 include the following:
Overall

•	Anadarko’s first-quarter sales volumes averaged 934 thousand barrels of oil equivalent per day (MBOE/d), representing a 14% increase over the first quarter of 2014.

•
Anadarko’s first-quarter liquids sales volumes averaged 478 thousand barrels per day (MBbls/d), representing a 29% increase over the first quarter of 2014, primarily due to increased sales volumes from the Wattenberg field and the Eagleford shale, and the timing of cargo liftings in Algeria and Ghana.

•
The Company paid $5.2 billion related to a settlement agreement to resolve all claims asserted in the Tronox Adversary Proceeding. See Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

•	The Company’s overall sales product mix increased to 51% liquids in the first quarter of 2015 compared to 45% in the first quarter of 2014.
U.S. Onshore

•
U.S. onshore first-quarter sales volumes averaged 740 MBOE/d, representing a 17% increase over the first quarter of 2014, primarily due to increased sales volumes from the Wattenberg field and the Eagleford shale.

•	The Company sold certain U.S. onshore oil and gas assets in the Rocky Mountains Region (Rockies) for $703 million in April 2015, recognizing a loss of $340 million in the first quarter of 2015.
Gulf of Mexico

•	Gulf of Mexico first-quarter sales volumes averaged 89 MBOE/d, representing a 9% decrease from the first quarter of 2014, primarily due to natural-gas production declines at Independence Hub.

•	Anadarko’s Lucius development project in the deepwater Gulf of Mexico achieved first oil in January 2015.

•
The Company participated in the successful drilling of the Yeti exploration well (37.5% working interest) in Walker Ridge Block 160 and the well was successfully sidetracked to test the down-dip limits of the field.

International

•	International first-quarter sales volumes averaged 105 MBOE/d, representing a 16% increase from the first quarter of 2014, primarily due to the timing of cargo liftings in Algeria and Ghana.
Financial

•
Anadarko’s net loss attributable to common stockholders for the first quarter of 2015 totaled $3.3 billion, which included $3.7 billion of pretax expenses for proved and unproved property impairments related to the Company’s Greater Natural Buttes properties in the Rockies.

•	The Company’s net cash used in operating activities was $4.5 billion, which included the $5.2 billion Tronox settlement payment. The Company ended the quarter with $2.3 billion of cash on hand.

•
The Company initiated a commercial paper program, which allows a maximum of $3.0 billion of unsecured commercial paper notes. The Company had $1.2 billion of borrowings outstanding under this program at March 31, 2015.

•
The Company replaced its $5.0 billion senior secured revolving credit facility with a $3.0 billion five-year senior unsecured revolving credit facility (Five-Year Facility), which is expandable to $4.0 billion, and a $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Facility). The Company had $500 million of borrowings outstanding under the 364-Day Facility and no borrowings under the Five-Year Facility at March 31, 2015.

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended March 31, 2015,” refer to the comparison of the three months ended March 31, 2015, to the three months ended March 31, 2014. The primary factors that affect the Company’s results of operations include commodity prices for natural gas, oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
millions except per-share amounts	2015	2014
Financial Results
Revenues and other	$2,321	$5,844
Costs and expenses	6,529	2,869
Other (income) expense	420	4,937
Income tax expense (benefit)	(1,392)	664
Net income (loss) attributable to common stockholders	$(3,268)	$(2,669)
Net income (loss) per common share attributable to common stockholders—diluted	$(6.45)	$(5.30)
Average number of common shares outstanding—diluted	507	504

Operating Results
Adjusted EBITDAX (1)	$952	$4,267
Sales volumes (MMBOE)	84	74
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

FINANCIAL RESULTS

Sales Revenues and Volumes

	Three Months Ended March 31,
millions except percentages	Natural Gas	Oil and Condensate	NGLs	Total
2014 sales revenues	$1,217	$2,424	$386	$4,027
Changes associated with sales volumes	19	568	173	760
Changes associated with prices	(595)	(1,573)	(327)	(2,495)
2015 sales revenues	$641	$1,419	$232	$2,292
Increase (decrease) vs. 2014	(47)%	(41)%	(40)%	(43)%

Anadarko’s sales revenues decreased for the three months ended March 31, 2015, due to lower average commodity prices, partially offset by higher sales volumes for all commodities.

	Three Months Ended March 31,
Sales Volumes	2015	Inc/(Dec) vs. 2014	2014
Barrels of Oil Equivalent (MMBOE except percentages)
United States	75	14%	66
International	9	16	8
Total barrels of oil equivalent	84	14	74

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	829	14%	729
International	105	16	90
Total barrels of oil equivalent per day	934	14	819

Sales volumes represent actual production volumes adjusted for changes in commodity inventories and natural-gas production volumes provided to satisfy a commitment established in conjunction with a development plan. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and Other (Income) Expense—(Gains) Losses on Derivatives, net.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2015	Inc/(Dec) vs. 2014	2014
United States
Sales volumes—Bcf	246	2%	243
MMcf/d	2,738	2	2,697
Price per Mcf	$2.60	(48)	$5.01
Natural-gas sales revenues (millions)	$641	(47)	$1,217
 _______________________________________________________________________________
Bcf—billion cubic feet
MMcf/d—million cubic feet per day
Mcf—thousand cubic feet

The Company’s natural-gas sales volumes increased by 41 MMcf/d for the three months ended March 31, 2015.

•	Sales volumes in the Southern and Appalachia Region increased by 63 MMcf/d primarily as a result of continued horizontal drilling in the Eagleford shale.

•
Sales volumes in the Rockies increased by 32 MMcf/d due to higher sales volumes in the Wattenberg field as a result of continued horizontal drilling. This increase was partially offset by the natural production declines at Greater Natural Buttes and the Powder River basin and the sale of the Company’s Pinedale/Jonah assets in January 2014.

•	Sales volumes in the Gulf of Mexico decreased by 54 MMcf/d primarily due to natural production declines at Independence Hub.

The average natural-gas price Anadarko received decreased for the three months ended March 31, 2015, primarily due to lower weather-driven residential and commercial demand year over year and strong production growth in the northeast United States.

Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2015	Inc/(Dec) vs. 2014	2014
United States
Sales volumes—MMBbls	22	31%	16
MBbls/d	237	31	180
Price per barrel	$44.19	(53)	$94.84
International
Sales volumes—MMBbls	8	9%	8
MBbls/d	98	9	90
Price per barrel	$54.15	(50)	$108.41
Total
Sales volumes—MMBbls	30	23%	24
MBbls/d	335	23	270
Price per barrel	$47.12	(53)	$99.37
Oil and condensate sales revenues (millions)	$1,419	(41)	$2,424
 _______________________________________________________________________________
MMBbls—million barrels

Anadarko’s oil and condensate sales volumes increased by 65 MBbls/d for the three months ended March 31, 2015.

•	Sales volumes in the Rockies increased by 42 MBbls/d primarily in the Wattenberg field due to continued horizontal drilling.

•	Southern and Appalachia Region sales volumes increased by 15 MBbls/d primarily as a result of continued horizontal drilling in the Eagleford shale.

•
International sales volumes increased by 8 MBbls/d due to higher sales volumes in Ghana and Algeria due to the timing of cargo liftings, partially offset by lower sales volumes due to the sale of the Company’s Chinese subsidiary in August 2014.

•
Sales volumes in the Gulf of Mexico were relatively flat as sales volumes from the Lucius development, which achieved first oil in January 2015, were offset by natural production declines primarily at Marco Polo.

Anadarko’s average oil price received decreased for the three months ended March 31, 2015, as a result of global oversupply and reduced oil demand.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2015	Inc/(Dec) vs. 2014	2014
United States
Sales volumes—MMBbls	12	38%	9
MBbls/d	136	38	99
Price per barrel	$17.29	(60)	$43.35
International
Sales volumes—MMBbls	1	NM	—
MBbls/d	7	NM	—
Price per barrel	$32.75	NM	$—
Total
Sales volumes—MMBbls	13	45%	9
MBbls/d	143	45	99
Price per barrel	$18.00	(58)	$43.35
Natural-gas liquids sales revenues (millions)	232	(40)	$386
_________________________________________________________________________
NM—not meaningful

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes increased by 44 MBbls/d for the three months ended March 31, 2015.

•	Sales volumes in the Rockies increased by 30 MBbls/d primarily in the Wattenberg field due to continued horizontal drilling and the Lancaster plant coming online in April 2014.

•	Sales volumes in the Southern and Appalachia Region increased by 7 MBbls/d as a result of continued horizontal drilling in the Eagleford shale.

•
International NGLs sales volumes commenced in the second quarter of 2014 from the Company’s El Merk facility in Algeria, resulting in sales volumes of 7 MBbls/d for the three months ended March 31, 2015.

Anadarko’s average NGLs price received decreased for the three months ended March 31, 2015, primarily due to decreased propane prices as a result of lower seasonal demand, higher NGLs production levels, and related declines in oil prices.

Gathering, Processing, and Marketing

	Three Months Ended March 31,
millions except percentages	2015	Inc/(Dec) vs. 2014	2014
Gathering, processing, and marketing sales	$293	(6)%	$311
Gathering, processing, and marketing expense	254	1	252
Total gathering, processing, and marketing, net	$39	(34)	$59

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

Gathering, processing, and marketing, net decreased by $20 million for the three months ended March 31, 2015, primarily resulting from lower processing revenue and lower marketing margins primarily due to decreased natural-gas and NGLs prices, partially offset by higher gathering revenue associated with increased volumes and by lower cost to purchase NGLs.

Gains (Losses) on Divestitures and Other, net

During the three months ended March 31, 2015, the Company recognized a loss of $340 million on assets held for sale. The loss was associated with the divestiture of certain U.S. onshore oil and gas assets in the Rockies, which closed in April 2015 for sales proceeds of $703 million. During the three months ended March 31, 2014, the Company recognized a $1.5 billion gain associated with its divestiture of a 10% working interest in Offshore Area 1 in Mozambique for sales proceeds of $2.64 billion.

Costs and Expenses

	Three Months Ended March 31,
	2015	Inc/(Dec) vs. 2014	2014
Oil and gas operating (millions)	$296	(5)%	$313
Oil and gas operating—per BOE	3.52	(17)	4.24
Oil and gas transportation and other (millions)	361	36	266
Oil and gas transportation and other—per BOE	4.29	19	3.60
_________________________________________________________________________
BOE—barrel of oil equivalent

For the three months ended March 31, 2015, oil and gas operating expense decreased by $17 million primarily due to lower workover costs in the Gulf of Mexico and the August 2014 sale of the Company’s Chinese subsidiary, partially offset by higher costs associated with increased sales volumes in Ghana and Algeria. The related per BOE costs decreased by $0.72 primarily due to the lower costs and asset sale discussed above and increased sales volumes.
Oil and gas transportation and other expense increased by $95 million for the three months ended March 31, 2015, due to a $50 million expense for the early termination of a drilling rig and higher gas-gathering and transportation costs primarily attributable to higher volumes related to the growth in the Rockies. Oil and gas transportation and other expense per BOE increased by $0.69, including $0.59 related to the early termination of the drilling rig, as higher costs were only partially offset by increased sales volumes.

	Three Months Ended March 31,
millions	2015	2014
Exploration Expense
Dry hole expense	$29	$121
Impairments of unproved properties	980	77
Geological and geophysical expense	22	43
Exploration overhead and other	52	58
Total exploration expense	$1,083	$299

For the three months ended March 31, 2015, exploration expense increased by $784 million. Impairments of unproved properties increased by $903 million primarily due to a $935 million impairment in 2015 related to the Company’s unproved Greater Natural Buttes properties as a result of lower commodity prices. This increase was partially offset by a $50 million impairment in 2014 due to the Company’s decision not to pursue further drilling in Sierra Leone. Dry hole expense decreased by $92 million primarily due to unsuccessful drilling activities expensed in 2014 associated with wells in New Zealand and the Gulf of Mexico, compared to unsuccessful drilling activities expensed in 2015 associated with wells in Mozambique. Geological and geophysical expense decreased by $21 million due to lower seismic purchases in Côte d’Ivoire.

	Three Months Ended March 31,
millions except percentages	2015	Inc/(Dec) vs. 2014	2014
General and administrative	$310	4%	$298
Depreciation, depletion, and amortization	1,256	12	1,124
Other taxes	182	(42)	314
Impairments	2,783	NM	3

For the three months ended March 31, 2015, general and administrative expense increased by $12 million primarily due to higher employee-related expenses as a result of increased headcount.
Depreciation, depletion, and amortization (DD&A) expense increased by $132 million for the three months ended March 31, 2015, primarily due to higher sales volumes in 2015 and increased costs associated with additional gathering and processing facilities.
For the three months ended March 31, 2015, other taxes decreased by $132 million primarily due to lower U.S. severance taxes of $59 million, lower Algerian exceptional profits taxes of $33 million, and lower ad valorem taxes of $20 million. These decreases were primarily caused by lower commodity prices. Also, Chinese windfall profits taxes decreased by $19 million for the three months ended March 31, 2015, as a result of the sale of the Company’s Chinese subsidiary in August 2014.
Impairment expense for the three months ended March 31, 2015, included $2.3 billion related to the Company’s Greater Natural Buttes oil and gas properties and $445 million for related midstream properties, which were impaired due to lower commodity prices.

	Three Months Ended March 31,
millions	2015	2014
Deepwater Horizon settlement and related costs	$4	$—

Deepwater Horizon settlement and related costs for the three months ended March 31, 2015, included legal fees and other costs associated with the Deepwater Horizon event-related claims. For additional information, see Note 11—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Other (Income) Expense

	Three Months Ended March 31,
millions except percentages	2015	2014
Interest Expense
Debt and other	$254	$240
Capitalized interest	(38)	(57)
Total interest expense	$216	$183

Interest expense increased by $33 million for the three months ended March 31, 2015, primarily due to a decrease of $19 million in capitalized interest related to lower construction-in-progress balances for long-term capital projects and an increase of $7 million in interest expense due to higher debt outstanding during the three months ended March 31, 2015.

	Three Months Ended March 31,
millions	2015	2014
(Gains) Losses on Derivatives, net
(Gains) losses on commodity derivatives, net	$(53)	$215
(Gains) losses on interest-rate derivatives, net	205	238
Total (gains) losses on derivatives, net	$152	$453

(Gains) losses on derivatives, net represents the changes in fair value of the Company’s derivative instruments as a result of changes in commodity prices and interest rates. Anadarko enters into commodity derivatives to manage the risk of changes in the market prices for its anticipated sales of production. Anadarko also enters into interest-rate swaps to fix or float interest rates on existing or anticipated indebtedness to manage exposure to interest-rate changes. For additional information, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended March 31,
millions	2015	2014
Other (Income) Expense, net
Interest income	$(5)	$(3)
Other	52	4
Total other (income) expense, net	$47	$1

Other expense increased by $46 million for the three months ended March 31, 2015. Changes in foreign currency gains/losses of $29 million reflected the impact of exchange-rate changes primarily applicable to foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil. Also, as a result of a Chapter 11 bankruptcy declaration by a third party, the U.S. Department of the Interior ordered Anadarko to perform the decommissioning of a production facility and related wells, previously sold to the third party. The Company accrued the costs to decommission the facility and the wells in prior years. During the three months ended March 31, 2015, the Company recognized a charge of $22 million for the decommissioning of an additional well. Anadarko completed the decommissioning of the facility in 2014 and expects to complete the decommissioning of the wells in 2016.

	Three Months Ended March 31,
millions	2015	2014
Tronox-related contingent loss	$5	$4,300

In April 2014, Anadarko and Kerr-McGee Corporation and certain of its subsidiaries (collectively, Kerr-McGee) entered into a settlement agreement for $5.15 billion, plus interest, resolving all claims asserted in the Tronox Adversary Proceeding. Anadarko recognized Tronox-related contingent losses of $4.3 billion during the three months ended March 31, 2014, and $850 million in 2013. During the three months ended March 31, 2015, Anadarko recognized settlement-related interest expense of $5 million. In January 2015, the Company paid $5.2 billion after the settlement agreement became effective. See Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended March 31,
millions except percentages	2015	2014
Income tax expense (benefit)	$(1,392)	$664
Effective tax rate	30%	(34)%

The Company reported a loss before income taxes for the three months ended March 31, 2015 and 2014. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect.
The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2015, was primarily attributable to net changes in uncertain tax positions, Algerian exceptional profit taxes, and the tax impact from foreign operations. The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2014, was primarily attributable to net changes in uncertain tax positions related to the settlement agreement associated with the Tronox Adversary Proceeding, Algerian exceptional profits taxes, and the tax impact from foreign operations.
For additional information on income taxes, see Note 12—Income Taxes in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Net Income Attributable to Noncontrolling Interests

The Company’s net income attributable to noncontrolling interests for the three months ended March 31, 2015 and 2014, related to public ownership interests in Western Gas Partners, LP (WES) and Western Gas Equity Partners, LP (WGP). Public ownership in WES consisted of a 55.1% limited partnership interest at March 31, 2015, and 56.4% at March 31, 2014. Public ownership in WGP consisted of an 11.7% limited partnership interest at March 31, 2015, and 9.0% at March 31, 2014. See Note 6—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

OPERATING RESULTS

Segment Analysis—Adjusted EBITDAX  To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; exploration expense; DD&A; impairments; interest expense; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; and certain items not related to the Company’s normal operations, less net income attributable to noncontrolling interests. During the periods presented, items not related to the Company’s normal operations included Deepwater Horizon settlement and related costs, Tronox-related contingent loss, and certain other nonoperating items included in other (income) expense, net. The Company’s definition of Adjusted EBITDAX, which is not a GAAP measure, excludes exploration expense, as it is not an indicator of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Finally, net income attributable to noncontrolling interests is excluded from the Company’s measure of Adjusted EBITDAX because it represents earnings that are not attributable to the Company’s common stockholders.
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

Adjusted EBITDAX

	Three Months Ended March 31,
millions except percentages	2015	Inc/(Dec) vs. 2014	2014
Income (loss) before income taxes	$(4,628)	(136)%	$(1,962)
Exploration expense	1,083	NM	299
DD&A	1,256	12	1,124
Impairments	2,783	NM	3
Interest expense	216	18	183
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	243	(33)	363
Deepwater Horizon settlement and related costs	4	NM	—
Tronox-related contingent loss	5	(100)	4,300
Certain other nonoperating items	22	NM	—
Less net income attributable to noncontrolling interests	32	(26)	43
Consolidated Adjusted EBITDAX	$952	(78)	$4,267
Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$847	(81)%	$4,390
Midstream	204	25	163
Marketing	(47)	(21)	(39)
Other and intersegment eliminations	(52)	79	(247)

Oil and Gas Exploration and Production  Adjusted EBITDAX decreased for the three months ended March 31, 2015, primarily due to lower commodity prices, a $1.5 billion gain associated with the Company’s 2014 divestiture of a 10% working interest in Offshore Area 1 in Mozambique, and a $340 million loss on assets held for sale associated with the divestiture of certain U.S. onshore oil and gas assets in the Rockies in April 2015. These decreases were partially offset by higher sales volumes for all commodities.

Midstream  Adjusted EBITDAX increased for the three months ended March 31, 2015, primarily due to higher gathering revenue resulting from higher volumes.

Marketing  Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. Adjusted EBITDAX decreased for the three months ended March 31, 2015, due to lower marketing margins.

Other and Intersegment Eliminations  Other and intersegment eliminations consist primarily of corporate costs, income from hard-minerals royalties, and net cash from settlement of commodity derivatives. Adjusted EBITDAX increased for the three months ended March 31, 2015, primarily due to an increase in net cash received for the settlement of commodity derivatives in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Overview  Anadarko generates cash needed to fund capital expenditures, debt-service obligations, and dividend payments primarily from operating activities, and enters into debt and equity transactions primarily to maintain the Company’s desired capital structure and to finance acquisition opportunities. The Company has a variety of funding sources available, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements that reduce future capital expenditures, and the Company’s credit facilities and commercial paper program. In addition, an effective registration statement is available to Anadarko covering the sale of WGP common units owned by the Company. Anadarko owned 34 million common units at March 31, 2015.
During the three months ended March 31, 2015, cash flows from operating activities and cash on hand were the primary sources for funding capital investments. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions.
At March 31, 2015, Anadarko had no scheduled debt maturities for the remainder of the year, other than $1.2 billion of borrowings under the commercial paper program. The Company classified the outstanding commercial paper notes as long-term debt on the Company’s Consolidated Balance Sheet, as the Company currently intends to refinance these obligations at maturity with additional commercial paper notes supported by the Company’s Five-Year Facility. Anadarko’s Zero-Coupon Senior Notes due 2036 (Zero Coupons) can be put to the Company in October of each year, in whole or in part, for the then-accreted value, which will be $796 million at the next put date in October 2015. The Zero Coupons are classified as long-term debt on the Company’s Consolidated Balance Sheets, as the Company has the ability and intent to refinance these obligations using long-term debt. Anadarko’s scheduled 2016 debt maturities are $2.3 billion.
Management believes that the Company’s liquidity position, asset portfolio, and operating and financial performance provide the necessary financial flexibility to fund the Company’s current and long-term operations.

Revolving Credit Facilities and Commercial Paper Program  In January 2015, upon satisfaction of certain conditions, including the settlement payment related to the Tronox Adversary Proceeding, the Company’s $5.0 billion senior secured revolving credit facility was replaced by its Five-Year and 364-Day Facilities. Under these facilities, the Company’s derivative counterparties no longer maintain security interests in any of the Company’s assets. As a result, the Company may be required from time to time to post collateral of cash or letters of credit based on the negotiated terms of the individual derivative agreements.
Borrowings under the Five-Year and 364-Day Facilities generally bear interest under one of two rate options, at Anadarko’s election, using either the London Interbank Offered Rate (LIBOR) (or Euro Interbank Offered Rate in the case of borrowings under the Five-Year Facility denominated in Euro) or an alternate base rate, in each case plus an applicable margin ranging from 0.00% to 1.65% for the Five-Year Facility and 0.00% to 1.675% for the 364-Day Facility. The applicable margin will vary depending on Anadarko’s credit ratings.
The Five-Year and 364-Day Facilities contain certain customary affirmative and negative covenants, including a financial covenant requiring maintenance of a consolidated indebtedness to total capitalization ratio of no greater than 65%, and limitations on certain secured indebtedness, sale-and-leaseback transactions, and mergers and other fundamental changes. At March 31, 2015, the Company was in compliance with all covenants contained in its Five-Year and 364-Day Facilities.
At March 31, 2015, the Company had no outstanding borrowings under the Five-Year Facility and had $500 million of outstanding borrowings under its 364-Day Facility at an interest rate of 1.29%. The Company had available borrowing capacity of $1.5 billion under its 364-Day Facility.
During the first quarter of 2015, the Company initiated a commercial paper program, which allows a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Company’s Five-Year Facility. The maturities of the commercial paper notes vary, but may not exceed 397 days. The commercial paper notes are sold under customary terms in the commercial paper market and are issued either at a discounted price to their principal face value or will bear interest at varying interest rates on a fixed or floating basis. Such discounted price or interest amounts are dependent on market conditions and the ratings assigned to the commercial paper program by credit rating agencies at the time of issuance of the commercial paper notes. At March 31, 2015, the Company had $1.2 billion of commercial paper notes outstanding at a weighted-average interest rate of 0.67%. During the three months ended March 31, 2015, the maximum outstanding under the commercial paper program was $1.4 billion. The average borrowings outstanding under the commercial paper program were $795 million with a weighted-average interest rate of 0.59%.

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
At March 31, 2015, WES was in compliance with all covenants contained in its RCF, had outstanding borrowings under its RCF of $620 million at an interest rate of 1.48%, had outstanding letters of credit of $13 million, and had available borrowing capacity of $567 million. See Sources of Cash—Financing Activities below.
During the three months ended March 31, 2015, WES issued 480 thousand common units to the public under its continuous offering program, which authorized the issuance of up to an aggregate of $500 million of common units, raising net proceeds of $31 million. The remaining amount available under this program was $469 million of common units at March 31, 2015.

Sources of Cash

Operating Activities  Anadarko’s cash flow used in operating activities during the three months ended March 31, 2015, was $4.5 billion, compared to cash flow provided by operating activities of $1.7 billion for the same period of 2014. The decrease is primarily due to the $5.2 billion Tronox settlement payment and decreased sales revenues resulting from lower commodity prices.
One of the primary sources of variability in the Company’s cash flows from operating activities is fluctuations in commodity prices, the impact of which Anadarko partially mitigates by entering into commodity derivatives. Sales-volume changes also impact cash flow, but historically have not been as volatile as commodity prices. Anadarko’s cash flows from operating activities are also impacted by the costs related to continuing operations and debt service.

Investing Activities  During the three months ended March 31, 2015, Anadarko received pretax proceeds of $22 million primarily related to several property divestiture transactions.

Financing Activities  During the three months ended March 31, 2015, the Company borrowed $1.8 billion under the 364-Day Facility, which was primarily used to repay $1.5 billion of borrowings entered into in January 2015 under its $5.0 billion senior secured revolving credit facility. The remaining proceeds were used for partial payment of the settlement related to the Tronox Adversary Proceeding and for general corporate purposes. The Company also borrowed $1.2 billion of commercial paper notes for general corporate purposes. Anadarko’s consolidated subsidiary, WES, borrowed $140 million under its RCF primarily for general partnership purposes, including the funding of capital expenditures.

Uses of Cash

Anadarko invests significant capital to develop, acquire, and explore for oil and natural gas and to expand its midstream infrastructure. The Company also uses cash to fund ongoing operating costs, capital contributions for equity investments, debt repayments, and distributions to its shareholders.

Tronox Settlement Payment  In April 2014, Anadarko and Kerr-McGee entered into a settlement agreement to resolve all claims asserted in the Tronox Adversary Proceeding for $5.15 billion. In addition, the Company agreed to pay interest on that amount from April 3, 2014, through payment of the settlement. In January 2015, the Company paid $5.2 billion after the settlement agreement became effective. See Note 11—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Capital Expenditures  The following presents the Company’s capital expenditures by category:

	Three Months Ended March 31,
millions	2015	2014
Property acquisitions
Exploration	$23	$41
Development	1	106
Exploration	207	424
Development	1,290	1,573
Capitalized interest	31	49
Total oil and gas capital expenditures	1,552	2,193
Gathering, processing, and marketing and other (1)	270	375
Total capital expenditures (2)	$1,822	$2,568
 ________________________________________________________________________________________

(1)	Includes WES capital expenditures of $156 million for the three months ended March 31, 2015, and $170 million for the three months ended March 31, 2014.

(2)
Capital expenditures in this table are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

The Company’s capital spending decreased by $746 million for the three months ended March 31, 2015, due to decreased development drilling of $283 million primarily in the Rockies and the Southern and Appalachia Region and lower exploration drilling of $217 million primarily in the Gulf of Mexico. Also, development acquisitions in 2014 included a spar lease buyout of $110 million in the Gulf of Mexico and gathering, processing, and marketing and other decreased $105 million primarily due to lower expenditures for plants and gathering in the Rockies.
In the third quarter of 2014, the Company entered into a carried-interest arrangement that requires a third party to fund $442 million of Anadarko’s capital costs in exchange for a 34% working interest in the Eaglebine development, located in Southeast Texas. The third-party funding is expected to cover Anadarko’s future capital costs in the development through 2016. At March 31, 2015, $36 million of the total $442 million obligation had been funded.
In the second quarter of 2013, the Company entered into a carried-interest arrangement that requires a third-party partner to fund $860 million of Anadarko’s capital costs in exchange for a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. The third-party funding is expected to cover the substantial majority of Anadarko’s expected future capital costs through first production, which is expected to occur by mid-2016. At March 31, 2015, $490 million of the total $860 million obligation had been funded.

Investments  During the three months ended March 31, 2015, the Company made capital contributions of $50 million for equity investments, which are included in Other—net under Investing Activities in the Consolidated Statements of Cash Flows. These contributions were primarily associated with joint ventures for a gas processing plant, marine well containment, and pipelines.

Debt Retirements and Repayments  During the three months ended March 31, 2015, the Company repaid $1.5 billion of borrowings under the $5.0 billion senior secured revolving credit facility and $1.3 billion under the 364-Day Facility. WES also repaid $30 million of borrowings under its RCF.

Derivative Instruments  The Company’s derivative instruments are subject to individually negotiated credit provisions that may require the Company or the counterparties to provide collateral of cash or letters of credit depending on the derivative’s valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from major credit rating agencies declines to below investment grade. The Company provided cash collateral of $170 million as of March 31, 2015, in connection with its derivative instruments.

Common Stock Dividends and Distributions to Noncontrolling Interest Owners  Anadarko paid dividends of $139 million to its common stockholders during the three months ended March 31, 2015, and $92 million during the three months ended March 31, 2014. During the second quarter of 2014, Anadarko increased the quarterly dividend paid to common stockholders from $0.18 per share to $0.27 per share. Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming a public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors.
WES distributed to its unitholders other than Anadarko and WGP an aggregate of $54 million during the three months ended March 31, 2015, and $41 million during the three months ended March 31, 2014. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.725 per common unit for the first quarter of 2015 (to be paid in May 2015).
WGP distributed to its unitholders other than Anadarko an aggregate of $8 million during the three months ended March 31, 2015, and $5 million during the three months ended March 31, 2014. WGP has made quarterly distributions to its unitholders since its initial public offering in December 2012, and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.3125 per unit for the first quarter of 2015 (to be paid in May 2015).

Outlook

Oil, natural-gas, and NGLs prices can fluctuate significantly. The Company’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly dependent on the prices the Company receives for oil, natural gas, and NGLs. During the last 12 months, New York Mercantile Exchange West Texas Intermediate oil prices have been volatile and ranged from a high of $107.26 per barrel in June 2014 to a low of $43.46 in March 2015. The New York Mercantile Exchange Henry Hub natural-gas prices have also been volatile and ranged from a high of $4.83 per MMBtu in April 2014 to a low of $2.58 in February 2015. The duration and magnitude of the decline in oil and natural-gas prices cannot be predicted.
The Company has a deep portfolio of investment opportunities and the financial strength and operational flexibility to move capital spending from areas focused on near-term production growth to areas focused on longer-term growth where anticipated returns are less sensitive to spot oil and natural-gas prices. The recent decline in oil prices resulted in the Company significantly reducing its capital expenditures in 2015 compared to 2014. The Company will continue to evaluate the oil and natural-gas price environments and may adjust its capital spending plans as prices fluctuate while maintaining the appropriate liquidity and financial flexibility.
The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2015 capital spending range of $6.0 billion to $6.4 billion. This amount includes approximately $630 million to $690 million of WES capital expenditures, excluding any acquisitions made by WES. The Company currently plans to allocate approximately 65% of its 2015 capital spending to development activities, 15% to exploration activities, and 20% to gas-gathering and processing activities and other business activities. The Company currently expects its 2015 capital spending by area to be approximately 55% for the U.S. onshore region and Alaska, 10% for the Gulf of Mexico, 20% for Midstream and other, and 15% for International.
Anadarko believes that its cash on hand, available borrowing capacity, and expected level of operating cash flows will be sufficient to fund the Company’s projected operational and capital programs for 2015 and continue to meet its other current obligations. The Company’s cash on hand is available for use and could be supplemented, as needed, with available borrowing capacity under the 364-Day Facility, Five-Year Facility, and commercial paper program. The Company may also enter into carried-interest arrangements with third parties to fund certain capital expenditures, execute asset divestitures, and sell WGP common units that it owns in order to supplement cash flow.
The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions. To reduce commodity-price risk and increase the predictability of 2015 cash flows, Anadarko entered into strategic derivative positions covering approximately 32% of its remaining 2015 anticipated natural-gas sales volumes. See Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 284 Bcf of natural gas at March 31, 2015, with a net derivative asset position of $204 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $37 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $30 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At March 31, 2015, the Company had a net derivative asset position of $13 million (gains of $13 million) on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

INTEREST-RATE RISK  Borrowings under each of the 364-Day Facility, the Five-Year Facility, and the WES RCF are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheets is subject to fixed interest rates. The Company’s $2.9 billion of LIBOR-based obligations, which are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two non-controlled entities, give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. While a 10% change in LIBOR would not materially impact the Company’s interest cost, it would affect fair value of outstanding fixed-rate debt.
At March 31, 2015, the Company had a net derivative liability position of $1.4 billion related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would increase (decrease) the aggregate fair value of outstanding interest-rate swap agreements by $97 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with any future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

FOREIGN-CURRENCY EXCHANGE-RATE RISK  Anadarko’s operating revenues are denominated in U.S. dollars, and the predominant portion of Anadarko’s capital and operating expenditures are also U.S.-dollar-denominated. Exposure to foreign-currency risk generally arises in connection with project-specific contractual arrangements and other commitments. Near-term foreign-currency-denominated expenditures are primarily in euros, Brazilian reais, British pounds sterling, Mozambican meticais, and Colombian pesos. Management periodically engages in various risk-management activities to mitigate a portion of its exposure to foreign-currency exchange-rate risk.
The Company has risk related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability for its 2008 divestiture of the Peregrino field offshore Brazil. The Brazilian tax matter is currently under consideration by the Brazilian courts. At March 31, 2015, cash of $106 million was held in escrow. A 10% increase or decrease in the foreign-currency exchange rate would not materially impact the Company’s gain or loss related to foreign currency.
Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
WGR Operating, LP, a wholly owned subsidiary of the Company, is currently in negotiations with the U.S. Environmental Protection Agency with respect to alleged noncompliance with the leak detection and repair requirements of the Clean Air Act at its Granger, Wyoming facilities. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
See Note 11—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and material matters that have arisen since the filing of such report.

Item 1A.  Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of the Company’s 2014 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2015.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January	2,325	$80.01	—
February	1,024	$82.38	—
March	439,722	$82.03	—
First-Quarter 2015	443,071	$82.02	—	$—
 ____________________________________________________________

(1)	During the first quarter of 2015, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

Item 6.  Exhibits

Exhibits designated by an asterisk (*) are filed herewith or double asterisk (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing under File Number 1-8968 as indicated.

Exhibit Number			Description
	3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as Exhibit 3.3 to Form 8-K filed on May 22, 2009
		(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of November 6, 2014, filed as Exhibit 3.1 to Form 8-K filed on November 10, 2014
	10	(i)	Form of Commercial Paper Dealer Agreement for Commercial Paper Program, filed as Exhibit 10.1 to Form 8-K filed on January 21, 2015
*	10	(ii)	Form of Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract (Applicable to Vice Presidents Other Than Executive Officers as of October 2013)
*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer
*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer
**	32		Section 1350 Certifications
*	101	.INS	XBRL Instance Document
*	101	.SCH	XBRL Schema Document
*	101	.CAL	XBRL Calculation Linkbase Document
*	101	.DEF	XBRL Definition Linkbase Document
*	101	.LAB	XBRL Label Linkbase Document
*	101	.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 4, 2015	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer