Form 10-Q
period 2015-06-30
ANADARKO PETROLEUM CORP
filed 2015-07-28
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at June 30, 2015, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	508,012,188

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2015	2014	2015	2014
Revenues and Other
Natural-gas sales	$487	$991	$1,128	$2,208
Oil and condensate sales	1,616	2,705	3,035	5,129
Natural-gas liquids sales	229	411	461	797
Gathering, processing, and marketing sales	305	278	598	589
Gains (losses) on divestitures and other, net	(1)	54	(265)	1,560
Total	2,636	4,439	4,957	10,283
Costs and Expenses
Oil and gas operating	226	273	522	586
Oil and gas transportation and other	289	281	650	547
Exploration	103	502	1,186	801
Gathering, processing, and marketing	255	250	509	502
General and administrative	278	305	588	603
Depreciation, depletion, and amortization	1,214	1,048	2,470	2,172
Other taxes	151	361	333	675
Impairments	30	117	2,813	120
Deepwater Horizon settlement and related costs	—	93	4	93
Total	2,546	3,230	9,075	6,099
Operating Income (Loss)	90	1,209	(4,118)	4,184
Other (Income) Expense
Interest expense	201	186	417	369
(Gains) losses on derivatives, net	(311)	323	(159)	776
Other (income) expense, net	15	(13)	62	(12)
Tronox-related contingent loss	—	19	5	4,319
Total	(95)	515	325	5,452
Income (Loss) Before Income Taxes	185	694	(4,443)	(1,268)
Income tax expense (benefit)	77	428	(1,315)	1,092
Net Income (Loss)	108	266	(3,128)	(2,360)
Net income attributable to noncontrolling interests	47	39	79	82
Net Income (Loss) Attributable to Common Stockholders	$61	$227	$(3,207)	$(2,442)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$0.12	$0.45	$(6.32)	$(4.84)
Net income (loss) attributable to common stockholders—diluted	$0.12	$0.45	$(6.32)	$(4.84)
Average Number of Common Shares Outstanding—Basic	508	505	507	505
Average Number of Common Shares Outstanding—Diluted	509	507	507	505
Dividends (per common share)	$0.27	$0.27	$0.54	$0.45

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2015	2014	2015	2014
Net Income (Loss)	$108	$266	$(3,128)	$(2,360)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	3	3	5	5
Income taxes on reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	(1)	(1)	(2)	(2)
Total adjustments for derivative instruments, net of taxes	2	2	3	3
Adjustments for pension and other postretirement plans
Amortization of net actuarial (gain) loss to general and administrative expense	13	7	26	14
Income taxes on amortization of net actuarial (gain) loss to general and administrative expense	(5)	(3)	(9)	(5)
Amortization of net prior service (credit) cost to general and administrative expense	1	—	1	—
Total adjustments for pension and other postretirement plans, net of taxes	9	4	18	9
Total	11	6	21	12
Comprehensive Income (Loss)	119	272	(3,107)	(2,348)
Comprehensive income attributable to noncontrolling interests	47	39	79	82
Comprehensive Income (Loss) Attributable to Common Stockholders	$72	$233	$(3,186)	$(2,430)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

millions	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$2,173	$7,369
Accounts receivable (net of allowance of $6 million and $7 million)
Customers	1,028	1,118
Others	1,574	1,409
Other current assets	635	1,325
Total	5,410	11,221
Properties and Equipment
Cost	75,608	75,107
Less accumulated depreciation, depletion, and amortization	37,788	33,518
Net properties and equipment	37,820	41,589
Other Assets	2,474	2,310
Goodwill and Other Intangible Assets	6,420	6,569
Total Assets	$52,124	$61,689

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,034	$3,683
Current asset retirement obligations	267	257
Accrued expenses	1,244	994
Short-term debt	33	—
Deepwater Horizon settlement and related costs	91	90
Tronox-related contingent liability	—	5,210
Total	4,669	10,234
Long-term Debt	16,025	15,092
Other Long-term Liabilities
Deferred income taxes	7,594	9,249
Asset retirement obligations	1,714	1,796
Other	2,763	3,000
Total	12,071	14,045

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 527.7 million and 525.9 million shares issued)	52	52
Paid-in capital	9,169	9,005
Retained earnings	8,641	12,125
Treasury stock (19.7 million and 19.3 million shares)	(977)	(940)
Accumulated other comprehensive income (loss)	(496)	(517)
Total Stockholders’ Equity	16,389	19,725
Noncontrolling interests	2,970	2,593
Total Equity	19,359	22,318
Total Liabilities and Equity	$52,124	$61,689

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2014	$52	$9,005	$12,125	$(940)	$(517)	$2,593	$22,318
Net income (loss)	—	—	(3,207)	—	—	79	(3,128)
Common stock issued	—	105	—	—	—	—	105
Dividends—common stock	—	—	(277)	—	—	—	(277)
Repurchase of common stock	—	—	—	(37)	—	—	(37)
Subsidiary equity transactions	—	59	—	—	—	85	144
Issuance of tangible equity units	—	—	—	—	—	348	348
Distributions to noncontrolling interest owners	—	—	—	—	—	(135)	(135)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	3	—	3
Adjustments for pension and other postretirement plans	—	—	—	—	18	—	18
Balance at June 30, 2015	$52	$9,169	$8,641	$(977)	$(496)	$2,970	$19,359

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
millions	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(3,128)	$(2,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	2,470	2,172
Deferred income taxes	(1,187)	188
Dry hole expense and impairments of unproved properties	1,040	609
Impairments	2,813	120
(Gains) losses on divestitures, net	425	(1,468)
Total (gains) losses on derivatives, net	(158)	786
Operating portion of net cash received (paid) in settlement of derivative instruments	172	(186)
Other	74	108
Changes in assets and liabilities
Deepwater Horizon settlement and related costs	1	92
Tronox-related contingent liability	(5,210)	4,319
(Increase) decrease in accounts receivable	(105)	(183)
Increase (decrease) in accounts payable and accrued expenses	(199)	21
Other items—net	(269)	(27)
Net cash provided by (used in) operating activities	(3,261)	4,191
Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(3,501)	(5,100)
Acquisition of businesses	(3)	(4)
Divestitures of properties and equipment and other assets	700	3,286
Other—net	19	(282)
Net cash provided by (used in) investing activities	(2,785)	(2,100)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	4,787	1,077
Repayments of debt	(3,857)	(1,255)
Financing portion of net cash received (paid) for derivative instruments	(77)	(222)
Increase (decrease) in outstanding checks	(109)	178
Dividends paid	(277)	(230)
Repurchase of common stock	(37)	(35)
Issuance of common stock, including tax benefit on share-based compensation awards	19	73
Sale of subsidiary units	187	92
Issuance of tangible equity units — equity component	348	—
Distributions to noncontrolling interest owners	(135)	(102)
Net cash provided by (used in) financing activities	849	(424)
Effect of Exchange Rate Changes on Cash	1	—
Net Increase (Decrease) in Cash and Cash Equivalents	(5,196)	1,667
Cash and Cash Equivalents at Beginning of Period	7,369	3,698
Cash and Cash Equivalents at End of Period	$2,173	$5,365

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production, and marketing of natural gas, oil, condensate, natural gas liquids (NGLs), and the anticipated production of liquefied natural gas (LNG). In addition, the Company engages in the gathering, processing, treating, and transporting of natural gas, oil, and NGLs. The Company also participates in the hard-minerals business through royalty arrangements. Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

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

Recently Issued Accounting Standards  The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 853-30)—Simplifying the Presentation of Debt Issuance Costs. This ASU will simplify the presentation of debt issuance costs by requiring such costs to be presented in the balance sheet as a reduction from the corresponding debt liability rather than as an asset. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective approach, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.
The FASB issued ASU 2015-02, Consolidation—Amendments to the Consolidation Analysis. This ASU will simplify existing requirements by reducing the number of acceptable consolidation models and placing more emphasis on risk of loss when determining a controlling financial interest. The provisions will affect how limited partnerships and similar entities are assessed for consolidation, including the elimination of the presumption that a general partner should consolidate a limited partnership. This ASU is effective for annual and interim periods beginning in 2016 and is required to be adopted using a retrospective or modified retrospective approach, with early adoption permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
The FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities—Oil and Gas—Revenue Recognition, and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using one of two retrospective application methods, with early adoption permitted in 2017. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Acquisitions, Divestitures, and Assets Held for Sale

Acquisitions  In November 2014, Western Gas Partners, LP (WES), a publicly traded consolidated subsidiary, acquired Nuevo Midstream, LLC (Nuevo) for $1.554 billion. Following the acquisition, WES changed the name of Nuevo to Delaware Basin Midstream, LLC (DBM). The acquisition constitutes a business combination and was accounted for using the acquisition method of accounting. The fair-value measurements of the assets acquired and liabilities assumed at the acquisition date were preliminary as of June 30, 2015, pending final review of certain support related to the acquired entity’s assets and liabilities. There were no material changes to the fair value of assets acquired and liabilities assumed from the amounts included on the Company’s Consolidated Balance Sheet at December 31, 2014.

Divestitures and Assets Held for Sale  For the six months ended June 30, 2015, the Company received $700 million in proceeds from divestitures and recognized net losses of $425 million primarily related to assets that were included in the oil and gas exploration and production reporting segment. The sale of certain enhanced oil recovery (EOR) assets in the Rocky Mountains Region (Rockies), with an original sales price of $703 million, closed in April 2015 for net proceeds of $686 million after closing adjustments. During the first quarter of 2015, these EOR assets satisfied criteria to be considered held for sale. These assets were remeasured to their then-current fair value using a market approach and Level 2 fair-value measurement, and the Company recognized a loss of $340 million.
During the second quarter of 2015, certain U.S. onshore oil and gas exploration and production properties and related midstream assets in East Texas satisfied criteria to be considered held for sale. These assets were remeasured to their fair value using a market approach and Level 2 fair-value measurement, and the Company recognized a loss of $97 million. Gains and losses on assets held for sale are included in gains (losses) on divestitures and other, net in the Company’s Consolidated Statements of Income. The sale of these assets is expected to close in the third quarter of 2015 for a sales price of $440 million, subject to closing adjustments. At June 30, 2015, the Company’s Consolidated Balance Sheet included long-term assets of $440 million associated with assets held for sale.

3. Inventories

The following summarizes the major classes of inventories included in other current assets:

millions	June 30, 2015	December 31, 2014
Oil	$111	$133
Natural gas	30	27
NGLs	62	83
Total inventories	$203	$243

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Impairments

The following summarizes impairments of proved properties and the related post-impairment fair values by segment:

	Three Months Ended		Six Months Ended
millions	Impairment	Fair Value (1)	Impairment	Fair Value (1)
June 30, 2015
Oil and gas exploration and production
Long-lived assets held for use
U.S. onshore properties	$4	$12	$2,303	$1,303
Gulf of Mexico properties	17	—	25	—
Cost-method investment (2)	1	32	1	32
Midstream
Long-lived assets held for use	8	199	484	202
Total	$30	$243	$2,813	$1,537

June 30, 2014
Oil and gas exploration and production
Long-lived assets held for use
Gulf of Mexico properties	$115	$327	$115	$327
Cost-method investment (2)	1	32	2	32
Midstream
Long-lived assets held for use	1	—	3	—
Total	$117	$359	$120	$359
__________________________________________________________________

(1)	Measured as of the impairment date using the income approach and Level 3 inputs.

(2)	Represents the after-tax net investment.

Impairments during the six months ended June 30, 2015, were primarily related to the Company’s Greater Natural Buttes oil and gas and midstream properties in the Rockies, which were impaired due to lower commodity prices. Impairments of proved properties are included in impairment expense in the Company’s Consolidated Statements of Income. During the second quarter of 2014, the Company impaired a Gulf of Mexico property due to a reduction in estimated future cash flows.
In addition to the proved property impairments above, the Company also recognized a $935 million impairment of unproved Greater Natural Buttes properties during the six months ended June 30, 2015, as a result of lower commodity prices. Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $1.7 billion at June 30, 2015, and $1.5 billion at December 31, 2014. The increase in suspended exploratory well costs during 2015 is primarily related to the capitalization of costs associated with exploration drilling in the Gulf of Mexico and Mozambique. Projects with suspended exploratory well costs are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development and where management is actively pursuing efforts to assess whether reserves can be attributed to these projects. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the six months ended June 30, 2015, no exploratory well costs previously capitalized as suspended exploratory well costs for greater than one year at December 31, 2014, were charged to dry hole expense.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  The natural-gas prices listed below are New York Mercantile Exchange (NYMEX) Henry Hub prices. The crude-oil prices listed below are a combination of NYMEX West Texas Intermediate and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The following is a summary of the Company’s derivative instruments related to oil and natural-gas production/processing derivative activities at June 30, 2015:

	2015 Settlement	2016 Settlement
Natural Gas
Three-Way Collars (thousand MMBtu/d)	635	—
Average price per MMBtu
Ceiling sold price (call)	$4.76	$—
Floor purchased price (put)	$3.75	$—
Floor sold price (put)	$2.75	$—
Fixed-Price Contracts (thousand MMBtu/d)	7	28
Average price per MMBtu	$2.56	$3.22
Extendable Fixed-Price Contracts (thousand MMBtu/d) (1)	170	—
Average price per MMBtu	$4.17	$—
Oil
Three-Way Collars (MBbls/d)	—	28
Average price per barrel
Ceiling sold price (call)	$—	$69.29
Floor purchased price (put)	$—	$61.43
Floor sold price (put)	$—	$46.43
__________________________________________________________________

(1)	The extendable fixed-price contracts have a contract term of January 2015 to December 2015 with an option for the counterparty to extend the contract term to December 2016 at the same price.
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

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 6 billion cubic feet at June 30, 2015 and December 31, 2014, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Derivative Instruments (Continued)

Interest-Rate Derivatives  Anadarko has outstanding interest-rate swap contracts to manage interest-rate risk associated with anticipated debt issuances. The Company has locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London Interbank Offered Rate (LIBOR). These swap instruments currently include a provision that requires both the termination of the swaps and cash settlement in full at the start of the reference period.
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
The Company had the following outstanding interest-rate swaps at June 30, 2015:

millions except percentages	Reference Period		Weighted-Average
Notional Principal Amount	Start	End	Interest Rate
$50	September 2016	September 2026	5.91%
$1,850	September 2016	September 2046	6.06%

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	June 30,	December 31,	June 30,	December 31,
Balance Sheet Classification	2015	2014	2015	2014
Commodity derivatives
Other current assets	$238	$421	$(73)	$(118)
Other assets	5	1	—	—
Accrued expenses	60	71	(89)	(114)
Other liabilities	34	—	(40)	(6)
	337	493	(202)	(238)
Interest-rate derivatives
Other liabilities	—	—	(1,110)	(1,217)
Total derivatives	$337	$493	$(1,312)	$(1,455)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions	Three Months Ended June 30,		Six Months Ended June 30,
Classification of (Gain) Loss Recognized	2015	2014	2015	2014
Commodity derivatives
Gathering, processing, and marketing sales (1)	$1	$2	$1	$10
(Gains) losses on derivatives, net	1	164	(52)	379
Interest-rate derivatives
(Gains) losses on derivatives, net	(312)	159	(107)	397
Total (gains) losses on derivatives, net	$(310)	$325	$(158)	$786
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

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
The Company has netting agreements with financial institutions that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and routinely exercises its contractual right to offset gains and losses when settling with derivative counterparties. In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across derivative types. At June 30, 2015, $198 million of the Company’s $1.312 billion gross derivative liability balance, and at December 31, 2014, $289 million of the Company’s $1.455 billion gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from major credit rating agencies declines to below investment grade. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $976 million (net of collateral) at June 30, 2015, and $97 million (net of collateral) at December 31, 2014. The increase is primarily a result of derivative counterparties no longer maintaining secured positions under the Company’s credit facilities and, therefore, the derivative instruments are now subject to credit-risk-related provisions. For information on the Company’s revolving credit facilities, see Note 8—Debt and Interest Expense—Anadarko Revolving Credit Facilities and Commercial Paper Program.

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
The following summarizes the fair value of the Company’s derivative assets and liabilities, by input level within the fair-value hierarchy:

millions
June 30, 2015	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives
Financial institutions	$—	$314	$—	$(163)	$(3)	$148
Other counterparties	—	23	—	(4)	—	19
Total derivative assets	$—	$337	$—	$(167)	$(3)	$167
Liabilities
Commodity derivatives
Financial institutions	$—	$(192)	$—	$163	$—	$(29)
Other counterparties	—	(10)	—	4	—	(6)
Interest-rate derivatives	—	(1,110)	—	—	100	(1,010)
Total derivative liabilities	$—	$(1,312)	$—	$167	$100	$(1,045)

December 31, 2014
Assets
Commodity derivatives
Financial institutions	$—	$471	$—	$(187)	$(13)	$271
Other counterparties	—	22	—	(2)	—	20
Total derivative assets	$—	$493	$—	$(189)	$(13)	$291
Liabilities
Commodity derivatives
Financial institutions	$—	$(234)	$—	$187	$—	$(47)
Other counterparties	—	(4)	—	2	—	(2)
Interest-rate derivatives	—	(1,217)	—	—	23	(1,194)
Total derivative liabilities	$—	$(1,455)	$—	$189	$23	$(1,243)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Tangible Equity Units

In June 2015, the Company issued 9.2 million 7.50% tangible equity units (TEUs) at a stated amount of $50.00 per TEU, raising net proceeds of $446 million. Each TEU is comprised of a prepaid equity purchase contract for common units of Western Gas Equity Partners, LP (WGP), a publicly traded consolidated subsidiary, and a senior amortizing note. Subsequent to issuance, each TEU may be legally separated into the two components. The prepaid equity purchase contract is considered a freestanding financial instrument, indexed to WGP common units, and meets the conditions for equity classification.
Anadarko allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of their respective components as follows:

millions, except price per TEU	Equity Component	Debt Component	Total
Price per TEU	$39.05	$10.95	$50.00
Gross proceeds	359	101	460
Less issuance costs	11	3	14
Net proceeds	$348	$98	$446

The prepaid equity purchase contracts were recorded in noncontrolling interests, net of issuance costs, and the senior amortizing notes were recorded in short-term debt and long-term debt on the Company’s Consolidated Balance Sheet.

Equity Component  Unless settled earlier at the holder’s option, each purchase contract has a mandatory settlement date of June 7, 2018. Anadarko has a right to elect to issue and deliver shares of Anadarko Petroleum Corporation common stock (APC shares) in lieu of delivering WGP common units at settlement. The Company will deliver WGP common units (or APC shares) on the settlement date at the settlement rate based upon the applicable market value of WGP common units (or APC shares) as follows:

Settlement Rate per Purchase Contract
Applicable Market Value of WGP Common Units (1)	WGP Common Units	APC Shares (if elected) (1)
Exceeds $69.8422 (Threshold Appreciation Price)	0.7159 units (Minimum Settlement Rate)	a number of shares equal to (a) the Minimum Settlement Rate, multiplied by the applicable market value of WGP common units, divided by (b) 98% of the applicable market value of APC shares
Less than or equal to the Threshold Appreciation Price, but greater than or equal to $58.20 (Reference Price)	a number of units equal to $50.00, divided by the applicable market value of WGP common units	a number of shares equal to $50.00, divided by 98% of the applicable market value of APC shares
Less than the Reference Price	0.8591 units (Maximum Settlement Rate)	a number of shares equal to (a) the Maximum Settlement Rate, multiplied by the applicable market value of WGP common units, divided by (b) 98% of the applicable market value of APC shares
 __________________________________________________________________

(1)
The applicable market value is the average of the daily volume-weighted average prices of WGP common units (or APC shares) for the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding June 7, 2018.

The WGP common units underlying the purchase contract are currently issued and outstanding, and are owned by a wholly owned subsidiary of Anadarko. In the event Anadarko elects to settle in APC shares, the number of such shares issued and delivered upon settlement of each purchase contract is subject to adjustment and cannot exceed four shares under any circumstance (APC share cap). The above fixed settlement rates for WGP common units and the APC share cap are subject to adjustment upon the occurrence of certain specified dilutive events.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Tangible Equity Units (Continued)

Debt Component Each senior amortizing note has an initial principal amount of $10.95 and bears interest at 1.50% per year. Beginning September 7, 2015, Anadarko will pay equal quarterly cash installments of $0.9375 per amortizing note (except for the September 7, 2015 installment payment, which will be $0.9063 per amortizing note). The payments will constitute a payment of interest and partial repayment of principal, with the aggregate per-year payments of principal and interest equating to a 7.50% cash payment with respect to each TEU. The senior amortizing notes have a final installment payment date of June 7, 2018, and are senior unsecured obligations of the Company.

8. Debt and Interest Expense

Debt  The Company’s outstanding debt, excluding the capital lease obligation, is senior unsecured. The following summarizes the Company’s outstanding debt:

millions	June 30, 2015	December 31, 2014
Total debt at face value	$17,640	$16,687
Net unamortized discounts and premiums (1)	(1,603)	(1,616)
Total borrowings	16,037	15,071
Capital lease obligation	21	21
Less short-term debt	33	—
Total long-term debt (2)	$16,025	$15,092
__________________________________________________________________

(1)	Unamortized discounts and premiums are amortized over the term of the related debt.

(2)	Includes WES debt of $2.7 billion at June 30, 2015, and $2.4 billion at December 31, 2014.

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

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the variable interest rates are reflective of market rates. The estimated fair value of the Company’s total borrowings was $17.9 billion at June 30, 2015, and $17.4 billion at December 31, 2014.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Debt Activity  The following summarizes the Company’s debt activity during the six months ended June 30, 2015:

	Carrying
millions	Value	Description
Balance at December 31, 2014	$15,071
Issuances	494	WES 3.950% Senior Notes due 2025
	101	Tangible Equity Units - senior amortizing notes
Borrowings	1,500	$5.0 billion revolving credit facility
	1,800	364-Day Facility
	280	WES revolving credit facility
	592	Commercial paper notes, net (1)
Repayments	(1,500)	$5.0 billion revolving credit facility
	(1,800)	364-Day Facility
	(520)	WES revolving credit facility
Other, net	19	Amortization of debt discounts and premiums
Balance at June 30, 2015	$16,037
__________________________________________________________________

(1)	Includes repayments of $37 million related to commercial paper notes with maturities greater than 90 days.

Anadarko Revolving Credit Facilities and Commercial Paper Program  In January 2015, upon satisfaction of certain conditions, including the settlement payment related to the Tronox Adversary Proceeding, the Company’s $5.0 billion senior secured revolving credit facility was replaced by a $3.0 billion five-year senior unsecured revolving credit facility (Five-Year Facility), which is expandable to $4.0 billion, and a $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Facility). For additional information, see Note 12—Contingencies—Tronox Litigation.
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
The Five-Year and 364-Day Facilities contain certain customary affirmative and negative covenants, including a financial covenant requiring maintenance of a consolidated indebtedness to total capitalization ratio of no greater than 65% and limitations on certain secured indebtedness, sale-and-leaseback transactions, and mergers and other fundamental changes. At June 30, 2015, the Company had no outstanding borrowings under the Five-Year and 364-Day Facilities and was in compliance with all covenants contained therein.
During the first quarter of 2015, the Company initiated a commercial paper program, which allows a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Company’s Five-Year Facility. The maturities of the commercial paper notes vary, but may not exceed 397 days. The commercial paper notes are sold under customary terms in the commercial paper market and are issued either at a discounted price to their principal face value or will bear interest at varying interest rates on a fixed or floating basis. Such discounted price or interest amounts are dependent on market conditions and the ratings assigned to the commercial paper program by credit rating agencies at the time of issuance of the commercial paper notes. At June 30, 2015, the Company had $592 million of commercial paper notes outstanding at a weighted-average interest rate of 0.51%. Anadarko classified the outstanding commercial paper notes as long-term debt on the Company’s Consolidated Balance Sheet, as the Company currently intends to refinance these obligations at maturity with additional commercial paper notes supported by Anadarko’s Five-Year Facility.

WES Borrowings  During the second quarter of 2015, WES completed a public offering of $500 million aggregate principal amount of 3.950% Senior Notes due 2025. At June 30, 2015, WES was in compliance with all covenants contained in its five-year $1.2 billion senior unsecured revolving credit facility maturing in February 2019 (RCF), which is expandable to $1.5 billion. At June 30, 2015, WES had outstanding borrowings under its RCF of $270 million at an interest rate of 1.49%, had outstanding letters of credit of $13 million, and had available borrowing capacity of $917 million.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Interest Expense  The following summarizes interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2015	2014	2015	2014
Debt and other	$244	$233	$498	$473
Capitalized interest	(43)	(47)	(81)	(104)
Total interest expense	$201	$186	$417	$369

9. Stockholders’ Equity

The Company’s basic earnings per share (EPS) is computed based on the average number of shares of common stock outstanding for the period and includes the effect of any participating securities and TEUs as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units, and TEUs, if the inclusion of these items is dilutive.
The following provides a reconciliation between basic and diluted earnings per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2015	2014	2015	2014
Net income (loss)
Net income (loss) attributable to common stockholders	$61	$227	$(3,207)	$(2,442)
Less distributions on participating securities	1	1	2	1
Basic	$60	$226	$(3,209)	$(2,443)
Diluted	$60	$226	$(3,209)	$(2,443)
Shares
Average number of common shares outstanding—basic	508	505	507	505
Dilutive effect of stock options	1	2	—	—
Average number of common shares outstanding—diluted	509	507	507	505
Excluded due to anti-dilutive effect	6	4	11	11
Net income (loss) per common share
Basic	$0.12	$0.45	$(6.32)	$(4.84)
Diluted	$0.12	$0.45	$(6.32)	$(4.84)

10. Accumulated Other Comprehensive Income (Loss)

The following summarizes the after-tax changes in the balances of accumulated other comprehensive income (loss):

millions	Interest-rate Derivatives Previously Subject to Hedge Accounting	Pension and Other Postretirement Plans	Total
Balance at December 31, 2014	$(48)	$(469)	$(517)
Reclassifications to Consolidated Statement of Income	3	18	21
Balance at June 30, 2015	$(45)	$(451)	$(496)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Noncontrolling Interests

WGP, a publicly traded consolidated subsidiary, is a limited partnership that owns interests in WES. During the three months ended June 30, 2015, Anadarko sold 2.3 million WGP common units to the public, raising net proceeds of $130 million. At June 30, 2015, Anadarko’s ownership interest in WGP consisted of an 87.3% limited partner interest and the entire non-economic general partner interest. The remaining 12.7% limited partner interest in WGP was owned by the public. In June 2015, Anadarko issued 9.2 million TEUs, which include an equity component that may be settled in WGP common units. For additional disclosure of the TEU effect on noncontrolling interests, see Note 7—Tangible Equity Units.
WES, a publicly traded consolidated subsidiary, is a limited partnership that acquires, owns, develops, and operates midstream assets. During the six months ended June 30, 2015, WES issued 874 thousand common units to the public under its continuous offering program, raising net proceeds of $57 million. In 2014, WES issued 11 million Class C units to Anadarko to partially fund the acquisition of DBM. These Class C units receive distributions in the form of additional Class C units until conversion into common units at the end of 2017 unless WES elects to convert the units earlier or Anadarko extends the conversion date. During the six months ended June 30, 2015, WES distributed 164 thousand Class C units to Anadarko. At June 30, 2015, WGP’s ownership interest in WES consisted of a 34.7% limited partner interest, the entire 1.8% general partner interest, and all of the WES incentive distribution rights. At June 30, 2015, Anadarko also owned an 8.3% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 55.2% limited partner interest in WES was owned by the public.

12. Contingencies

Litigation  The following is a discussion of any material developments in previously reported contingencies and any other material matters that have arisen since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
Anadarko recognized Tronox-related contingent losses of $850 million in the fourth quarter of 2013 and $4.3 billion in the first quarter of 2014. In addition, Anadarko recognized settlement-related interest expense, included in Tronox-related contingent loss in the Company’s Consolidated Statement of Income, of $60 million during the year ended December 31, 2014, and $5 million during the first quarter of 2015. For information on the tax effects of the settlement agreement, see Note 13—Income Taxes.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies (Continued)

Penalties and Fines  In December 2010, the U.S. Department of Justice (DOJ), on behalf of the United States, filed a civil lawsuit in the U.S. District Court for the Eastern District of Louisiana in New Orleans, Louisiana (Louisiana District Court) against several parties, including the Company, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. In February 2012, the Louisiana District Court entered a declaratory judgment that, as a partial owner of the Macondo well, Anadarko is liable for civil penalties under Section 311 of the CWA. The declaratory judgment was affirmed in June 2014 by the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit). In March 2015, Anadarko filed a petition for a writ of certiorari with the U.S. Supreme Court appealing the Fifth Circuit’s decision, which was denied in June 2015. The declaratory judgment addresses liability only, and does not address the amount of any civil penalty. The assessment of a civil penalty against Anadarko will be determined by the Louisiana District Court upon its ruling in the penalty phase of trial discussed below under Civil Litigation Damage Claims.
Applicable accounting guidance requires the Company to accrue a liability if it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Louisiana District Court’s declaratory judgment in February 2012 satisfies the requirement that a liability arising from the future assessment of a civil penalty against Anadarko is probable. In an effort to resolve this matter, the Company made a settlement offer to the DOJ in July 2014 of $90 million and recorded a contingent liability for this amount at June 30, 2014. The Company subsequently engaged in further discussions regarding settlement, but the parties have not been able to reach agreement on either the amount of, or the terms and conditions governing, a settlement. The Company’s settlement offer of $90 million remains outstanding and the Company remains open to resolving the matter through settlement discussions. The Company believes that $90 million under a settlement scenario is a better estimate of loss at this time than any other amount. Based on the above accounting guidance, the Company’s contingent liability for CWA penalties and fines remains $90 million at June 30, 2015. However, the Company may ultimately incur a liability related to CWA penalties in excess of the current accrued liability.
The actual amount of a CWA penalty is subject to uncertainty, including whether the Company will be able to reach a settlement with the DOJ or will await the Louisiana District Court’s opinion in the penalty phase trial. The CWA sets forth subjective criteria to be considered by the court in assessing the magnitude of any CWA penalty: economic benefit to the violator; degree of culpability; seriousness of the violation; the nature, extent, and degree of success of any efforts to minimize or mitigate the effects of the discharge; prior history of violations; other penalties for the same incident; economic impact of the penalty on the violator; and other matters as justice may require. For the Phase I and II trials (defined in Civil Litigation Damage Claims below) and again for the penalty phase trial in January 2015, the Louisiana District Court ruled that no evidence of Anadarko’s alleged culpability or fault could be presented. In addition, in its Phase I Findings of Fact and Conclusions of Law (Phase I Findings and Conclusions), the Louisiana District Court did not allocate any fault to Anadarko. Given the subjective nature of the CWA criteria used to determine penalty assessments and the Louisiana District Court’s prior rulings related to culpability and allocation of fault, the Company currently cannot reasonably estimate the amount of any such penalty to be assessed or determine a reasonable range of potential loss if the matter is resolved by the Louisiana District Court following trial. Furthermore, BP’s July 2015 announcement of a settlement agreement in principle with the DOJ and the five Gulf states (Texas, Louisiana, Mississippi, Alabama, and Florida) regarding essentially all of the outstanding claims against BP related to the Deepwater Horizon event, including $5.5 billion to resolve CWA penalties, does not affect the Company’s current conclusion concerning its ability to estimate potential fines and penalties. The Company lacks insight into that settlement, which has yet to be finalized, retains legal counsel separate from BP, and was not involved in any manner with respect to that settlement. In addition, the consent decree covering the terms and conditions of BP’s announced settlement has yet to be disclosed.
Although the Company currently cannot reasonably estimate the amount of any such penalty to be assessed or determine a reasonable range of potential loss, the Company believes the following factors should limit the magnitude of any CWA penalties assessed:

•	the Company’s lack of direct operational involvement in the event as a non-operator,

•	the Louisiana District Court’s rulings excluding any evidence of Anadarko’s alleged culpability or fault, and

•	the Phase I Findings and Conclusions that did not allocate any fault to Anadarko.
In addition, the Company is not aware that any court has ever assessed a substantial CWA penalty against a party who has been found by a court to bear no fault for a spill.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies (Continued)

Events or factors that could assist the Company in estimating the amount of settlement or potential civil penalty or a range of potential loss related to such penalty include a ruling by the Louisiana District Court or substantive settlement negotiations between the Company and the DOJ.
As discussed below, numerous Deepwater Horizon event-related civil lawsuits have been filed against BP and other parties, including the Company. Certain state and local governments appealed, or provided indication of a likely appeal of, the Louisiana District Court’s decision that only federal law, and not state law, applies to Deepwater Horizon event-related claims. It is unclear whether these appeals will be dismissed as part of BP’s announced settlement. If any such appeal proceeds and is successful, state and/or local laws and regulations could become sources of penalties or fines against the Company.

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

Remaining Liability Outlook  In addition to the assessment of civil penalties under the CWA discussed above, it is possible that the Company may recognize additional Deepwater Horizon event-related liabilities for potential fines and penalties and certain other claims not covered by the indemnification provisions of the Settlement Agreement.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies (Continued)

Other Litigation  In December 2008, Anadarko sold its interest in the Peregrino heavy-oil field offshore Brazil. The Company is currently litigating a dispute with the Brazilian tax authorities regarding the tax rate applicable to the transaction. In August 2013, following a determination by an administrative court in a related matter that the amount of tax in dispute was not calculated properly, the Company filed a petition requesting the withdrawal of a portion of the judicial deposit to the extent it exceeds the amount of tax currently in dispute, and any interest on such amount. In April 2015, the Company’s petition was denied. For additional disclosure on this matter, see Note 17—Contingencies—Other Litigation in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Company believes that it will more likely than not prevail in Brazilian courts. Therefore, no tax liability has been recorded for Peregrino divestiture-related litigation at June 30, 2015.

13. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2015	2014	2015	2014
Income tax expense (benefit)	$77	$428	$(1,315)	$1,092
Income (loss) before income taxes	185	694	(4,443)	(1,268)
Effective tax rate	42%	62%	30%	(86)%

The increase from the 35% U.S. federal statutory rate for the three months ended June 30, 2015 and 2014, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes. The increase from the 35% U.S. federal statutory rate for the three months ended June 30, 2014, was also attributable to net changes in uncertain tax positions and the non-deductible contingent CWA-penalty accrual.
The Company reported a loss before income taxes for the six months ended June 30, 2015 and 2014. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the six months ended June 30, 2015, was primarily attributable to Algerian exceptional profits taxes and the tax impact from foreign operations. The decrease from the 35% U.S. federal statutory rate for the six months ended June 30, 2014, was primarily attributable to net changes in uncertain tax positions related to the settlement agreement associated with the Tronox Adversary Proceeding, the tax impact from foreign operations, Algerian exceptional profits taxes, and the non-deductible contingent CWA-penalty accrual.
At June 30, 2015, the Company had recorded a $577 million tax benefit related to the Tronox settlement. This benefit was net of a $1.3 billion uncertain tax position due to the uncertainty related to the deductibility of the settlement payment. The Company is a participant in the U.S. Internal Revenue Service’s (IRS) Compliance Assurance Process and has regular discussions with the IRS concerning the Company’s tax positions. Depending on the outcome of such discussions, it is reasonably possible that the amount of the uncertain tax position related to the settlement could change, perhaps materially. See Note 12—Contingencies—Tronox Litigation.
At June 30, 2015, the Company’s Consolidated Balance Sheet included $675 million of income taxes receivable presented in accounts receivable—others and $289 million of accrued income taxes presented in accrued expenses.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Supplemental Cash Flow Information

The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing activities:

	Six Months Ended June 30,
millions	2015	2014
Cash paid (received)
Interest, net of amounts capitalized (1)	$1,621	$342
Income taxes, net of refunds	6	655
Non-cash investing activities
Fair value of properties and equipment from non-cash transactions	$126	$5
Asset retirement cost additions	90	122
Accruals of property, plant, and equipment	901	1,344
Net liabilities assumed (divested) in acquisitions and divestitures	(29)	(32)
Non-cash investing and financing activities
Floating production, storage, and offloading vessel construction period obligation	$43	$53
__________________________________________________________________

(1)	Includes $1.2 billion of interest related to the Tronox settlement payment in 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2015	2014	2015	2014
Income (loss) before income taxes	$185	$694	$(4,443)	$(1,268)
Exploration expense	103	502	1,186	801
DD&A	1,214	1,048	2,470	2,172
Impairments	30	117	2,813	120
Interest expense	201	186	417	369
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	(229)	237	14	600
Deepwater Horizon settlement and related costs	—	93	4	93
Tronox-related contingent loss	—	19	5	4,319
Certain other nonoperating items	—	—	22	—
Less net income attributable to noncontrolling interests	47	39	79	82
Consolidated Adjusted EBITDAX	$1,457	$2,857	$2,409	$7,124

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Segment Information (Continued)

Information presented below as “Other and Intersegment Eliminations” includes corporate costs, results from hard-minerals royalties, and net cash from settlement of commodity derivatives. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended June 30, 2015
Sales revenues	$1,356	$191	$1,090	$—	$2,637
Intersegment revenues	885	303	(954)	(234)	—
Gains (losses) on divestitures and other, net	(95)	3	—	91	(1)
Total revenues and other	2,146	497	136	(143)	2,636
Operating costs and expenses (1)	832	234	192	(59)	1,199
Net cash from settlement of commodity derivatives	—	—	—	(82)	(82)
Other (income) expense, net (2)	—	—	—	15	15
Net income attributable to noncontrolling interests	—	47	—	—	47
Total expenses and other	832	281	192	(126)	1,179
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	—	—	—
Adjusted EBITDAX	$1,314	$216	$(56)	$(17)	$1,457

Three Months Ended June 30, 2014
Sales revenues	$2,223	$119	$2,043	$—	$4,385
Intersegment revenues	1,790	326	(1,906)	(210)	—
Gains (losses) on divestitures and other, net	10	(1)	—	45	54
Total revenues and other	4,023	444	137	(165)	4,439
Operating costs and expenses (1)	1,026	251	186	7	1,470
Net cash from settlement of commodity derivatives	—	—	—	88	88
Other (income) expense, net (2)	—	—	—	(13)	(13)
Net income attributable to noncontrolling interests	—	39	—	—	39
Total expenses and other	1,026	290	186	82	1,584
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	2	—	2
Adjusted EBITDAX	$2,997	$154	$(47)	$(247)	$2,857
 __________________________________________________________________

(1)	Operating costs and expenses excludes exploration expense, DD&A, impairments, and Deepwater Horizon settlement and related costs since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes certain other nonoperating items since these items are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Six Months Ended June 30, 2015
Sales revenues	$2,426	$365	$2,431	$—	$5,222
Intersegment revenues	2,002	605	(2,145)	(462)	—
Gains (losses) on divestitures and other, net	(433)	3	—	165	(265)
Total revenues and other	3,995	973	286	(297)	4,957
Operating costs and expenses (1)	1,834	474	390	(96)	2,602
Net cash from settlement of commodity derivatives	—	—	—	(172)	(172)
Other (income) expense, net (2)	—	—	—	40	40
Net income attributable to noncontrolling interests	—	79	—	—	79
Total expenses and other	1,834	553	390	(228)	2,549
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	1	—	1
Adjusted EBITDAX	$2,161	$420	$(103)	$(69)	$2,409

Six Months Ended June 30, 2014
Sales revenues	$4,612	$239	$3,872	$—	$8,723
Intersegment revenues	3,343	646	(3,595)	(394)	—
Gains (losses) on divestitures and other, net	1,470	(3)	—	93	1,560
Total revenues and other	9,425	882	277	(301)	10,283
Operating costs and expenses (1)	2,038	483	367	25	2,913
Net cash from settlement of commodity derivatives	—	—	—	180	180
Other (income) expense, net (2)	—	—	—	(12)	(12)
Net income attributable to noncontrolling interests	—	82	—	—	82
Total expenses and other	2,038	565	367	193	3,163
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	4	—	4
Adjusted EBITDAX	$7,387	$317	$(86)	$(494)	$7,124
 __________________________________________________________________

(1)	Operating costs and expenses excludes exploration expense, DD&A, impairments, and Deepwater Horizon settlement and related costs since these expenses are excluded from Adjusted EBITDAX.

(2)	Other (income) expense, net excludes certain other nonoperating items since these items are excluded from Adjusted EBITDAX.

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

	Pension Benefits		Other Benefits
millions	2015	2014	2015	2014
Three Months Ended June 30
Service cost	$29	$24	$2	$2
Interest cost	26	25	4	3
Expected return on plan assets	(28)	(26)	—	—
Amortization of net actuarial loss (gain)	13	8	—	(1)
Amortization of net prior service cost (credit)	—	—	1	—
Net periodic benefit cost	$40	$31	$7	$4

Six Months Ended June 30
Service cost	$59	$49	$5	$4
Interest cost	51	50	8	7
Expected return on plan assets	(55)	(53)	—	—
Amortization of net actuarial loss (gain)	26	17	—	(3)
Amortization of net prior service cost (credit)	—	—	1	—
Net periodic benefit cost	$81	$63	$14	$8

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

•
other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this report in Part I, Item 1; the information set forth in Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014; and the information set forth in the Risk Factors under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

Anadarko is among the world’s largest independent exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of natural gas, oil, condensate, NGLs, and the anticipated production of liquefied natural gas. The Company also engages in the gathering, processing, treating, and transporting of natural gas, oil, and NGLs. The Company has production and exploration activities worldwide, including activities in the United States, Mozambique, Algeria, Ghana, Brazil, Colombia, Côte d’Ivoire, Kenya, New Zealand, and other countries.

Significant operating and financial activities for the second quarter of 2015 include the following:
Overall

•	Anadarko’s second-quarter sales volumes averaged 846 thousand barrels of oil equivalent per day (MBOE/d), which was essentially flat compared to the second quarter of 2014.

•
Oil and NGLs (liquids) sales volumes increased by 43 thousand barrels per day (MBbls/d), representing a 10% increase from the second quarter of 2014. This increase included a 15 MBbls/d decrease in sales volumes related to the divestitures of certain enhanced oil recovery (EOR) assets in the Rocky Mountains Region (Rockies) and the Company’s Chinese subsidiary.

•	The Company’s overall sales product mix increased to 53% liquids in the second quarter of 2015 compared to 49% in the second quarter of 2014.
U.S. Onshore

•
U.S. onshore second-quarter liquids sales volumes increased by 38 MBbls/d, representing a 15% increase from the second quarter of 2014, primarily due to higher sales volumes from the Wattenberg field, the Eagleford shale, and the Delaware basin, partially offset by lower sales volumes due to the sale of certain EOR assets in April 2015.

•
U.S. onshore second-quarter natural-gas sales volumes decreased by 35 MBOE/d, representing an 8% decrease from the second quarter of 2014, reflecting third-party infrastructure downtime and curtailments, as well as the Company’s storage of natural-gas volumes during the second quarter of 2015.

•	The sale of certain EOR assets in the Rockies, with an original sales price of $703 million, closed in April 2015 for net proceeds of $686 million after closing adjustments.

•
In early July, the Company entered into an agreement to sell certain U.S. onshore oil and gas exploration and production properties and related midstream assets in East Texas for $440 million, subject to closing adjustments, recognizing a loss of $97 million in the second quarter of 2015.

Gulf of Mexico

•
Gulf of Mexico second-quarter sales volumes averaged 83 MBOE/d, representing a 9% increase from the second quarter of 2014, primarily due to the commencement of oil production from the Lucius development in January 2015, partially offset by natural-gas production declines at Independence Hub.

•
The Company completed operations on the Thorvald exploration well (50% working interest), encountering approximately 80 net feet of oil pay. The well tested multiple sub-salt reservoirs in a three-way closure.

International

•
International second-quarter sales volumes averaged 84 MBbls/d, representing a 12% decrease from the second quarter of 2014, primarily due to the timing of cargo liftings in Algeria and the sale of the Company’s Chinese subsidiary in August 2014, partially offset by an increase in Ghana due to the timing of cargo liftings.

•	The Kronos-1 prospect in deepwater Colombia has encountered 130 to 230 net feet of natural-gas pay in the upper objective. The well is still drilling to test a deeper objective.
Financial

•	Anadarko’s net income attributable to common stockholders for the second quarter of 2015 totaled $61 million.

•	The Company generated $1.2 billion of cash flow from operations and ended the quarter with $2.2 billion of cash on hand.

•	Western Gas Partners, LP (WES), a publicly traded consolidated subsidiary, completed a public offering of $500 million aggregate principal amount of 3.950% Senior Notes due 2025.

•	Anadarko issued 9.2 million 7.50% tangible equity units (TEUs) at a stated amount of $50.00 per unit, raising net proceeds of $446 million.

•
Anadarko completed a public secondary offering of 2.3 million common units in Western Gas Equity Partners, LP (WGP), a publicly traded consolidated subsidiary that owns partnership interests in WES, raising net proceeds of $130 million.

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended June 30, 2015,” refer to the comparison of the three months ended June 30, 2015, to the three months ended June 30, 2014, and any increases or decreases “for the six months ended June 30, 2015,” refer to the comparison of the six months ended June 30, 2015, to the six months ended June 30, 2014. The primary factors that affect the Company’s results of operations include commodity prices for natural gas, oil, and NGLs; sales volumes; the Company’s ability to discover additional oil and natural-gas reserves; the cost of finding such reserves; and operating costs.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2015	2014	2015	2014
Financial Results
Revenues and other	$2,636	$4,439	$4,957	$10,283
Costs and expenses	2,546	3,230	9,075	6,099
Other (income) expense	(95)	515	325	5,452
Income tax expense (benefit)	77	428	(1,315)	1,092
Net income (loss) attributable to common stockholders	$61	$227	$(3,207)	$(2,442)
Net income (loss) per common share attributable to common stockholders—diluted	$0.12	$0.45	$(6.32)	$(4.84)
Average number of common shares outstanding—diluted	509	507	507	505

Operating Results
Adjusted EBITDAX (1)	$1,457	$2,857	$2,409	$7,124
Sales volumes (MMBOE)	77	77	161	151
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

FINANCIAL RESULTS

Sales Revenues and Volumes

	Three Months Ended June 30,
millions except percentages	Natural Gas	Oil and Condensate	NGLs	Total
2014 sales revenues	$991	$2,705	$411	$4,107
Changes associated with sales volumes	(101)	250	54	203
Changes associated with prices	(403)	(1,339)	(236)	(1,978)
2015 sales revenues	$487	$1,616	$229	$2,332
Increase (decrease) vs. 2014	(51)%	(40)%	(44)%	(43)%

	Six Months Ended June 30,
millions except percentages	Natural Gas	Oil and Condensate	NGLs	Total
2014 sales revenues	$2,208	$5,129	$797	$8,134
Changes associated with sales volumes	(94)	824	218	948
Changes associated with prices	(986)	(2,918)	(554)	(4,458)
2015 sales revenues	$1,128	$3,035	$461	$4,624
Increase (decrease) vs. 2014	(49)%	(41)%	(42)%	(43)%

Anadarko’s sales revenues decreased for the three and six months ended June 30, 2015, due to lower average commodity prices and lower natural-gas sales volumes, partially offset by higher sales volumes for oil and NGLs.

	Three Months Ended June 30,			Six Months Ended June 30,
Sales Volumes	2015	Inc/(Dec) vs. 2014	2014	2015	Inc/(Dec) vs. 2014	2014
Barrels of Oil Equivalent (MMBOE except percentages)
United States	69	1%	68	144	7%	134
International	8	(12)	9	17	1	17
Total barrels of oil equivalent	77	—	77	161	7	151

Barrels of Oil Equivalent per Day (MBOE/d except percentages)
United States	762	1%	752	796	7%	741
International	84	(12)	96	94	1	93
Total barrels of oil equivalent per day	846	—	848	890	7	834

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

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Inc/(Dec) vs. 2014	2014	2015	Inc/(Dec) vs. 2014	2014
United States
Sales volumes—Bcf	215	(10)%	238	461	(4)%	481
MMcf/d	2,354	(10)	2,620	2,545	(4)	2,658
Price per Mcf	$2.28	(45)	$4.16	$2.45	(47)	$4.59
Natural-gas sales revenues (millions)	$487	(51)	$991	$1,128	(49)	$2,208
 _______________________________________________________________________________
Bcf—billion cubic feet
MMcf/d—million cubic feet per day
Mcf—thousand cubic feet

The Company’s natural-gas sales volumes decreased by 266 MMcf/d for the three months ended June 30, 2015, and 113 MMcf/d for the six months ended June 30, 2015.

•
Sales volumes in the Southern and Appalachia Region decreased by 213 MMcf/d for the three months ended June 30, 2015, and 76 MMcf/d for the six months ended June 30, 2015, primarily due to third-party infrastructure downtime and curtailments, as well as the Company’s storage of natural-gas volumes during the second quarter of 2015. These decreases were partially offset by higher sales volumes as a result of continued horizontal drilling in the Eagleford shale.

•
Sales volumes in the Gulf of Mexico decreased by 62 MMcf/d for the three months ended June 30, 2015, and 58 MMcf/d for the six months ended June 30, 2015, primarily due to natural production declines at Independence Hub.

•
Sales volumes  in the Rockies increased by 9  MMcf/d for the three months ended June  30,  2015, and 21 MMcf/d for the six months ended June 30, 2015, due to higher sales volumes in the Wattenberg field as a result of continued horizontal drilling, partially offset by natural production declines at Greater Natural Buttes and the Powder River basin.

The average natural-gas price Anadarko received decreased for the three and six months ended June 30, 2015, primarily due to strong year-over-year production growth in the northeast United States and slightly lower weather-driven residential and commercial demand.

Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Inc/(Dec) vs. 2014	2014	2015	Inc/(Dec) vs. 2014	2014
United States
Sales volumes—MMBbls	21	22%	18	43	26%	34
MBbls/d	240	22	196	238	26	189
Price per barrel	$54.14	(45)	$98.69	$49.23	(49)	$96.86
International
Sales volumes—MMBbls	8	(17)%	9	16	(4)%	17
MBbls/d	78	(17)	95	88	(4)	92
Price per barrel	$60.81	(44)	$109.00	$57.12	(47)	$108.71
Total
Sales volumes—MMBbls	29	9%	27	59	16%	51
MBbls/d	318	9	291	326	16	281
Price per barrel	$55.78	(45)	$102.04	$51.37	(49)	$100.76
Oil and condensate sales revenues (millions)	$1,616	(40)	$2,705	$3,035	(41)	$5,129
 _______________________________________________________________________________
MMBbls—million barrels

Anadarko’s oil and condensate sales volumes increased by 27 MBbls/d for the three months ended June 30, 2015, and 45 MBbls/d for the six months ended June 30, 2015.

•
Sales volumes in the Rockies increased by 13  MBbls/d for the three months ended June  30,  2015, and 27 MBbls/d for the six months ended June 30, 2015, primarily in the Wattenberg field due to continued horizontal drilling, partially offset by lower sales volumes due to the sale of certain EOR assets in April 2015.

•
Southern and Appalachia Region sales volumes increased by 15 MBbls/d for the three and six months ended June 30, 2015, primarily in the Eagleford shale as a result of continued horizontal drilling, and in the Delaware basin due to increased drilling and wells brought online as a result of added infrastructure.

•
Sales volumes in the Gulf of Mexico increased by 16 MBbls/d for the three months ended June 30, 2015, and 9 MBbls/d for the six months ended June 30, 2015, primarily from the Lucius development, which achieved first oil in January 2015.

•
International sales volumes decreased by 17 MBbls/d for the three months ended June 30, 2015, and 4 MBbls/d for the six months ended June 30, 2015, due to the timing of cargo liftings in Algeria and the sale of the Company’s Chinese subsidiary in August 2014, partially offset by an increase in Ghana due to the timing of cargo liftings.

Anadarko’s average oil price received decreased for the three and six months ended June 30, 2015, as a result of global oversupply.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Inc/(Dec) vs. 2014	2014	2015	Inc/(Dec) vs. 2014	2014
United States
Sales volumes—MMBbls	12	10%	11	24	23%	20
MBbls/d	130	10	119	134	23	109
Price per barrel	$17.98	(52)	$37.39	$17.63	(56)	$40.08
International
Sales volumes—MMBbls	—	NM	—	1	NM	—
MBbls/d	6	NM	1	6	NM	1
Price per barrel	$31.11	(53)	$66.69	$32.01	(52)	$66.69
Total
Sales volumes—MMBbls	12	13%	11	25	27%	20
MBbls/d	136	13	120	140	27	110
Price per barrel	$18.50	(51)	$37.66	$18.24	(55)	$40.22
Natural-gas liquids sales revenues (millions)	$229	(44)	$411	$461	(42)	$797
_________________________________________________________________________
NM—not meaningful

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes increased by 16 MBbls/d for the three months ended June 30, 2015, and 30 MBbls/d for the six months ended June 30, 2015.

•
Sales volumes in the Rockies increased by 7  MBbls/d for the three months ended June  30, 2015, and 19 MBbls/d for the six months ended June 30, 2015, primarily in the Wattenberg field due to continued horizontal drilling and the Lancaster plant coming online in April 2014.

•
Sales volumes in the Southern and Appalachia Region increased by 3 MBbls/d for the three months ended June 30, 2015, and 5 MBbls/d for the six months ended June 30, 2015, as a result of continued horizontal drilling in the Eagleford shale.

•
International NGLs sales volumes increased by 5 MBbls/d for the three and six months ended June 30, 2015, as volumes have increased in Algeria since the commencement of sales at the Company’s El Merk facility during the second quarter of 2014.

Anadarko’s average NGLs price received decreased for the three and six months ended June 30, 2015, primarily due to decreased propane prices as a result of lower seasonal demand, higher NGLs production levels, and declines in oil prices.

Gathering, Processing, and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2015	Inc/(Dec) vs. 2014	2014	2015	Inc/(Dec) vs. 2014	2014
Gathering, processing, and marketing sales	$305	10%	$278	$598	2%	$589
Gathering, processing, and marketing expense	255	2	250	509	1	502
Total gathering, processing, and marketing, net	$50	79	$28	$89	2	$87

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
Gathering, processing, and marketing, net increased by $22 million for the three months ended June 30, 2015, primarily resulting from higher gathering and processing revenue due to increased volumes. The increased processing volumes primarily related to WES’s November 2014 acquisition of Nuevo Midstream, LLC, which was renamed to Delaware Basin Midstream, LLC after the acquisition. Gathering, processing, and marketing, net was relatively flat for the six months ended June 30, 2015, due to higher gathering revenue related to higher throughput volumes offset by lower marketing margins from lower natural-gas and NGLs prices and higher operating expenses related to utilities.

Gains (Losses) on Divestitures and Other, net

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2015	2014	2015	2014
Gains (losses) on divestitures and other, net	$(1)	$54	$(265)	$1,560

For the three months ended June 30, 2015 gains (losses) on divestitures and other, net decreased by $55 million.

•
The Company recognized a loss of $97 million on assets held for sale during the three months ended June 30, 2015. The loss was associated with the agreement to divest certain U.S. onshore oil and gas exploration and production properties and related midstream assets in East Texas for a sales price of $440 million, subject to closing adjustments. The sale is expected to close in the third quarter of 2015.

•	The Company recognized income of $63 million in 2015 related to the settlement of a royalty lawsuit associated with a property in the Gulf of Mexico.

•	The remaining decrease relates to lower minerals revenues and other revenues.

For the six months ended June 30, 2015 gains (losses) on divestitures and other, net decreased by $1.8 billion.

•
The Company recognized losses of $437 million on divestitures and assets held for sale in 2015. These losses were comprised of the $97 million loss on properties in East Texas and a loss of $340 million associated with certain EOR assets in the Rockies.

•	The Company recognized income of $117 million in 2015 related to the settlement of a royalty lawsuit associated with a property in the Gulf of Mexico.

•	The Company recognized a $1.5 billion gain in the first quarter of 2014 associated with its divestiture of a 10% working interest in Offshore Area 1 in Mozambique for sales proceeds of $2.64 billion.

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Inc/(Dec) vs. 2014	2014	2015	Inc/(Dec) vs. 2014	2014
Oil and gas operating (millions)	$226	(17)%	$273	$522	(11)%	$586
Oil and gas operating—per BOE	2.93	(17)	3.53	3.24	(16)	3.88
Oil and gas transportation and other (millions)	289	3	281	650	19	547
Oil and gas transportation and other—per BOE	3.75	3	3.64	4.03	11	3.62
_________________________________________________________________________
BOE—barrel of oil equivalent

Oil and gas operating expense decreased by $47 million for the three months ended June 30, 2015, due to lower expenses of $26 million related to the sale of certain EOR assets in April 2015, $16 million related to the sale of the Company’s Chinese subsidiary in August 2014, and $12 million of lower workover costs due to reduced activity primarily in the Southern and Appalachia Region and in the Rockies, partially offset by higher costs of $12 million associated with increased workovers in Ghana.
Oil and gas operating expense decreased by $64 million for the six months ended June 30, 2015, due to lower workover costs of $47 million as a result of reduced activity primarily in the Gulf of Mexico and the Rockies, lower expenses of $32 million related to the divestiture of the Company’s Chinese subsidiary in August 2014, and $27 million related to the divestiture of certain EOR assets in April 2015, partially offset by higher costs of $38 million associated with increased workovers in Ghana.
The related per BOE costs decreased by $0.60 for the three months ended June 30, 2015, and $0.64 for the six months ended June 30, 2015, primarily due to the lower costs and asset sales discussed above as well as increased sales volumes for the six months ended June 30, 2015.
Oil and gas transportation and other expense increased by $8 million for the three months ended June 30, 2015, and $103 million for the six months ended June 30, 2015, primarily attributable to higher volumes associated with the growth in the Rockies. In addition, oil and gas transportation and other expense increased for the six months ended June 30, 2015, due to a $50 million expense for the early termination of a drilling rig.
Oil and gas transportation and other expense per BOE increased by $0.11 for the three months ended June 30, 2015, due to higher costs. Oil and gas transportation and other expense per BOE increased by $0.41 for the six months ended June 30, 2015, as higher costs were only partially offset by increased sales volumes. Oil and gas transportation and other expense per BOE for the six months ended June 30, 2015, included $0.31 related to the early termination of the drilling rig.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2015	2014	2015	2014
Exploration Expense
Dry hole expense	$13	$302	$42	$423
Impairments of unproved properties	18	109	998	186
Geological and geophysical expense	16	37	38	80
Exploration overhead and other	56	54	108	112
Total exploration expense	$103	$502	$1,186	$801

For the three months ended June 30, 2015, total exploration expense decreased by $399 million.

•	Dry hole expense decreased by $289 million due to unsuccessful drilling activities expensed in 2014 primarily associated with wells in the Gulf of Mexico.

•
Impairments of unproved properties decreased $91 million due to 2014 impairments of $54 million primarily related to the expiration of leases in the Gulf of Mexico and $33 million as a result of changes in the Company’s drilling plans for certain U.S. onshore oil and gas properties.

•	Geological and geophysical expense decreased by $21 million due to lower seismic purchases in Colombia, New Zealand, and Côte d’Ivoire.

For the six months ended June 30, 2015, total exploration expense increased by $385 million.

•
Impairments of unproved properties increased by $812 million primarily due to a $935 million impairment in the first quarter of 2015 related to the Company’s unproved Greater Natural Buttes properties as a result of lower commodity prices. The Company recognized a $50 million impairment in the first quarter of 2014 due to the decision not to pursue further drilling in Sierra Leone in addition to the impairments in the Gulf of Mexico and for certain U.S. onshore oil and gas properties discussed above.

•
Dry hole expense decreased by $381 million due to unsuccessful drilling activities expensed in 2014 primarily associated with wells in the Gulf of Mexico and New Zealand, compared to unsuccessful drilling activities expensed in 2015 primarily associated with a well in Mozambique.

•	Geological and geophysical expense decreased by $42 million due to lower seismic purchases in Côte d’Ivoire, Colombia, and the Gulf of Mexico.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2015	Inc/(Dec) vs. 2014	2014	2015	Inc/(Dec) vs. 2014	2014
General and administrative	$278	(9)%	$305	$588	(2)%	$603
Depreciation, depletion, and amortization	1,214	16	1,048	2,470	14	2,172
Other taxes	151	(58)	361	333	(51)	675
Impairments	30	(74)	117	2,813	NM	120

General and administrative expense (G&A) decreased by $27 million for the three months ended June 30, 2015, and $15 million for the six months ended June 30, 2015, due to lower legal and consulting fees primarily as a result of the Tronox settlement reached in 2014. The decrease in G&A expense for the six months ended June 30, 2015, was partially offset by increased pension plan expenses as a result of changes in interest rates and higher employee headcount.
Depreciation, depletion, and amortization (DD&A) expense increased by $166 million for the three months ended June 30, 2015, primarily due to costs associated with U.S. onshore properties and additional gathering and processing facilities and increased asset retirement costs for wells in the Gulf of Mexico.
DD&A expense increased by $298 million for the six months ended June 30, 2015, primarily due to costs associated with U.S. onshore properties and additional gathering and processing facilities and higher 2015 sales volumes associated with U.S. onshore properties.

Other taxes decreased by $210 million for the three months ended June 30, 2015, primarily due to lower U.S. severance taxes of $85 million, lower Algerian exceptional profits taxes of $76 million, and lower ad valorem taxes of $42 million. These decreases were primarily caused by lower commodity prices and lower sales volumes in Algeria.
For the six months ended June 30, 2015, other taxes decreased by $342 million primarily due to lower U.S. severance taxes of $145 million, lower Algerian exceptional profits taxes of $109 million, and lower ad valorem taxes of $62 million. These decreases were primarily caused by lower commodity prices. Also, Chinese windfall profits taxes decreased by $24 million for the six months ended June 30, 2015, as a result of the sale of the Company’s Chinese subsidiary in August 2014.
Impairment expense for the six months ended June 30, 2015, included $2.3 billion related to the Company’s Greater Natural Buttes oil and gas properties and $449 million for related midstream properties, which were impaired due to lower commodity prices. Impairment expense for the three and six months ended June 30, 2014, included $115 million related to an oil and gas property in the Gulf of Mexico that was impaired due to a reduction in estimated future cash flows.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2015	2014	2015	2014
Deepwater Horizon settlement and related costs	$—	$93	$4	$93

Deepwater Horizon settlement and related costs for the three and six months ended June 30, 2015, included legal fees and other costs associated with the Deepwater Horizon event-related claims. In the second quarter of 2014, the Company recorded a $90 million expense and contingent liability associated with potential civil penalties under the Clean Water Act (CWA) related to the Deepwater Horizon event-related claims. For additional information, see Note 12—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2015	2014	2015	2014
Interest Expense
Debt and other	$244	$233	$498	$473
Capitalized interest	(43)	(47)	(81)	(104)
Total interest expense	$201	$186	$417	$369

Interest expense increased by $15 million for the three months ended June 30, 2015, and $48 million for the six months ended June 30, 2015, primarily due to a decrease in capitalized interest related to lower construction-in-progress balances for long-term capital projects and an increase in interest expense due to higher debt outstanding during 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2015	2014	2015	2014
(Gains) Losses on Derivatives, net
(Gains) losses on commodity derivatives, net	$1	$164	$(52)	$379
(Gains) losses on interest-rate derivatives, net	(312)	159	(107)	397
Total (gains) losses on derivatives, net	$(311)	$323	$(159)	$776

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

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2015	2014	2015	2014
Other (Income) Expense, net
Interest income	$(2)	$(4)	$(7)	$(7)
Other	17	(9)	69	(5)
Total other (income) expense, net	$15	$(13)	$62	$(12)

Other expense, net increased by $28 million for the three months ended June 30, 2015, primarily due to lower income associated with certain equity investments as a result of lower commodity prices.
Other expense, net increased by $74 million for the six months ended June 30, 2015, primarily due to lower income of $32 million associated with certain equity investments as a result of lower commodity prices and $30 million due to changes in foreign currency gains/losses, which reflect the unfavorable impact of exchange-rate changes primarily applicable to foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil. Also, as a result of a Chapter 11 bankruptcy declaration by a third party, the U.S. Department of the Interior ordered Anadarko to perform the decommissioning of a production facility and related wells, previously sold to the third party. The Company accrued the costs to decommission the facility and the wells in prior years. During the six months ended June 30, 2015, the Company recognized a charge of $22 million for the required decommissioning of an additional well. Anadarko has completed the decommissioning of the facility and expects to complete the remaining decommissioning of the wells in 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2015	2014	2015	2014
Tronox-related contingent loss	$—	$19	$5	$4,319

In April 2014, Anadarko and Kerr-McGee Corporation and certain of its subsidiaries (collectively, Kerr-McGee) entered into a settlement agreement for $5.15 billion, plus interest, resolving all claims asserted in the Tronox Adversary Proceeding. In January 2015, the Company paid $5.2 billion after the settlement agreement became effective.
Anadarko recognized a Tronox-related contingent loss of $4.3 billion during the six months ended June 30, 2014, settlement-related interest expense of $19 million for the three and six months ended June 30, 2014, and additional settlement-related interest expense of $5 million until the settlement payment was made in late January 2015. See Note 12—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2015	2014	2015	2014
Income tax expense (benefit)	$77	$428	$(1,315)	$1,092
Income (loss) before income taxes	185	694	(4,443)	(1,268)
Effective tax rate	42%	62%	30%	(86)%

The increase from the 35% U.S. federal statutory rate for the three months ended June 30, 2015 and 2014, was primarily attributable to the tax impact from foreign operations and Algerian exceptional profits taxes. The increase from the 35% U.S. federal statutory rate for the three months ended June 30, 2014, was also attributable to net changes in uncertain tax positions and the non-deductible contingent CWA-penalty accrual.
The Company reported a loss before income taxes for the six months ended June 30, 2015 and 2014. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the six months ended June 30, 2015, was primarily attributable to Algerian exceptional profit taxes and the tax impact from foreign operations. The variation from the 35% U.S. federal statutory rate for the six months ended June 30, 2014, was primarily attributable to net changes in uncertain tax positions related to the settlement agreement associated with the Tronox Adversary Proceeding, the tax impact from foreign operations, Algerian exceptional profits taxes, and the non-deductible contingent CWA-penalty accrual.
For additional information on income taxes, see Note 13—Income Taxes in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Net Income Attributable to Noncontrolling Interests

The Company’s net income attributable to noncontrolling interests for the three and six months ended June 30, 2015 and 2014, related to public ownership interests in WES and WGP. Public ownership in WES consisted of a limited partnership interest of 55.2% at June 30, 2015, and 56.8% at June 30, 2014. Public ownership in WGP consisted of a limited partnership interest of 12.7% at June 30, 2015, and 9.0% at June 30, 2014. In June 2015, Anadarko issued 9.2 million TEUs, which include an equity component that may be settled in WGP common units. See Note 7—Tangible Equity Units and Note 11—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Adjusted EBITDAX

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2015	Inc/(Dec) vs. 2014	2014	2015	Inc/(Dec) vs. 2014	2014
Income (loss) before income taxes	$185	(73)%	$694	$(4,443)	NM	$(1,268)
Exploration expense	103	(79)	502	1,186	48%	801
DD&A	1,214	16	1,048	2,470	14	2,172
Impairments	30	(74)	117	2,813	NM	120
Interest expense	201	8	186	417	13	369
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	(229)	(197)	237	14	(98)	600
Deepwater Horizon settlement and related costs	—	(100)	93	4	(96)	93
Tronox-related contingent loss	—	(100)	19	5	(100)	4,319
Certain other nonoperating items	—	NM	—	22	NM	—
Less net income attributable to noncontrolling interests	47	21	39	79	(4)	82
Consolidated Adjusted EBITDAX	$1,457	(49)	$2,857	$2,409	(66)	$7,124
Adjusted EBITDAX by reporting segment
Oil and gas exploration and production	$1,314	(56)%	$2,997	$2,161	(71)%	$7,387
Midstream	216	40	154	420	32	317
Marketing	(56)	(19)	(47)	(103)	(20)	(86)
Other and intersegment eliminations	(17)	93	(247)	(69)	86	(494)

Oil and Gas Exploration and Production  Adjusted EBITDAX decreased for the three and six months ended June 30, 2015, due to lower commodity prices, partially offset by higher oil and NGLs sales volumes. Adjusted EBITDAX also decreased for the six months ended June 30, 2015, due to a $1.5 billion gain associated with the Company’s 2014 divestiture of a 10% working interest in Offshore Area 1 in Mozambique and a $340 million loss on assets held for sale associated with the divestiture of certain EOR assets in the Rockies in April 2015.

Midstream  Adjusted EBITDAX increased for the three and six months ended June 30, 2015, primarily due to higher gathering revenue resulting from higher volumes.

Marketing  Marketing earnings primarily represent the margin earned on sales of natural gas, oil, and NGLs purchased from third parties. Adjusted EBITDAX decreased for the three and six months ended June 30, 2015, due to lower marketing margins.

Other and Intersegment Eliminations  Other and intersegment eliminations consists primarily of corporate costs, income from hard-minerals royalties, and net cash from settlement of commodity derivatives. Adjusted EBITDAX increased for the three and six months ended June 30, 2015, primarily due to a favorable change in net cash received/paid on the settlement of commodity derivatives in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Overview  Anadarko generates cash needed to fund capital expenditures, debt-service obligations, and dividend payments primarily from operating activities, and enters into debt and equity transactions primarily to maintain the Company’s desired capital structure and to finance acquisition opportunities. The Company has a variety of funding sources available, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements that reduce future capital expenditures, and the Company’s credit facilities and commercial paper program. In addition, an effective registration statement is available to Anadarko covering the sale of 32 million WGP common units owned by the Company at June 30, 2015. For additional information, see Sources of Cash—Financing Activities below.
During the six months ended June 30, 2015, cash from operations and cash on hand were the primary sources for funding capital investments. Anadarko’s cash flows used in operating activities included a $5.2 billion payment related to the Tronox settlement, which was funded using cash on hand and borrowings. The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and projected debt-repayment schedule, and evaluates available funding alternatives in light of current and expected conditions.
At June 30, 2015, Anadarko’s scheduled debt maturities during the next year consist of $592 million of borrowings under the commercial paper program and $33 million related to the senior amortizing notes associated with the TEUs as discussed in Sources of Cash—Financing Activities below. The Company classified the outstanding commercial paper notes as long-term debt on the Company’s Consolidated Balance Sheet, as the Company currently intends to refinance these obligations at maturity with additional commercial paper notes supported by the Company’s Five-Year Facility. In addition, the Company’s $1.750 billion 5.950% Senior Notes are scheduled to mature in September 2016. The Company has the ability and intent to refinance these notes with long-term debt.
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

Revolving Credit Facilities and Commercial Paper Program  In January 2015, upon satisfaction of certain conditions, including the settlement payment related to the Tronox Adversary Proceeding, the Company’s $5.0 billion senior secured revolving credit facility was replaced by a $3.0 billion five-year senior unsecured revolving credit facility (Five-Year Facility), which is expandable to $4.0 billion, and a $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Facility). At June 30, 2015, the Company had no outstanding borrowings under the Five-Year or 364-Day Facilities and was in compliance with all covenants therein.
During the first quarter of 2015, the Company initiated a commercial paper program, which allows a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Company’s Five-Year Facility. At June 30, 2015, the Company had $592 million of commercial paper notes outstanding at a weighted-average interest rate of 0.51%. During the six months ended June 30, 2015, maximum outstanding borrowings under the commercial paper program were $1.4 billion. The average borrowings outstanding under the commercial paper program were $1.0 billion with a weighted-average interest rate of 0.62%.
For additional information on the revolving credit facilities and the commercial paper program, see Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

WES Funding Sources  WES, Anadarko’s publicly traded consolidated subsidiary, uses cash flows from operations to fund ongoing operations, service its debt, and make distributions to its equity holders. As needed, WES supplements cash generated from its operating activities with proceeds from debt or equity issuances or borrowings under its five-year $1.2 billion senior unsecured revolving credit facility maturing in February 2019 (RCF), which is expandable to $1.5 billion.
At June 30, 2015, WES was in compliance with all covenants contained in its RCF, had outstanding borrowings under its RCF of $270 million at an interest rate of 1.49%, had outstanding letters of credit of $13 million, and had available borrowing capacity of $917 million. See Sources of Cash—Financing Activities below.

During the six months ended June 30, 2015, WES issued 874 thousand of its common units to the public under its continuous offering program, which allows the issuance of up to an aggregate of $500 million of WES common units, raising net proceeds of $57 million. The remaining amount available under this program was $443 million of WES common units at June 30, 2015.

Sources of Cash

Operating Activities  Anadarko’s cash flow used in operating activities during the six months ended June 30, 2015, was $3.3 billion, compared to cash flow provided by operating activities of $4.2 billion for the same period of 2014. The decrease is primarily due to the $5.2 billion Tronox settlement payment, decreased sales revenues resulting from lower commodity prices, and the unfavorable impact of changes in working capital items.
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

Investing Activities  During the six months ended June 30, 2015, Anadarko received pretax proceeds of $700 million primarily related to the April 2015 sale of certain EOR assets in the Rockies.

Financing Activities  During the six months ended June 30, 2015, the Company borrowed $1.8 billion under the 364-Day Facility, which was primarily used to repay $1.5 billion of borrowings entered into in January 2015 under its $5.0 billion senior secured revolving credit facility. The remaining proceeds were used for partial payment of the settlement related to the Tronox Adversary Proceeding and for general corporate purposes. The Company also had net borrowings of $629 million of commercial paper notes and sold 2.3 million WGP common units to the public, raising net proceeds of $130 million, with proceeds from both used for general corporate purposes.
During the second quarter of 2015, Anadarko issued 9.2 million TEUs at a stated amount of $50.00 per TEU, raising net proceeds of $446 million. Each TEU is comprised of a prepaid equity purchase contract for WGP common units, subject to Anadarko’s right to elect to issue and deliver shares of Anadarko’s common stock in lieu of WGP common units, and a senior amortizing note due in June 2018, which bears interest at the rate of 1.50% per annum. For additional information, see Note 7—Tangible Equity Units in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Anadarko’s consolidated subsidiary, WES, borrowed $280 million under its RCF primarily for general partnership purposes, including the funding of capital expenditures. In addition, during the second quarter of 2015, WES completed a public offering of $500 million aggregate principal amount of 3.950% Senior Notes due 2025. Net proceeds from the offering were used to repay a portion of the borrowings under WES’s RCF. WES also issued 874 thousand of its common units to the public under its continuous offering program, raising net proceeds of $57 million.

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

Capital Expenditures  The following presents the Company’s capital expenditures by category:

	Six Months Ended June 30,
millions	2015	2014
Property acquisitions
Exploration	$53	$92
Development	1	112
Exploration	382	786
Development	2,224	3,149
Capitalized interest	68	93
Total oil and gas capital expenditures	2,728	4,232
Gathering, processing, and marketing and other (1)	495	738
Total capital expenditures (2)	$3,223	$4,970
 ________________________________________________________________________________________

(1)	Includes WES capital expenditures of $278 million for the six months ended June 30, 2015, and $343 million for the six months ended June 30, 2014.

(2)
Capital expenditures in this table are presented on an accrual basis. Additions to properties and equipment on the Company’s Consolidated Statements of Cash Flows only include capital expenditures funded with cash payments during the period.

The Company’s capital spending decreased by $1.7 billion for the six months ended June 30, 2015, due to decreased development costs of $925 million primarily in the Rockies and the Southern and Appalachia Region and lower exploration costs of $404 million primarily in the Gulf of Mexico and the Southern and Appalachia Region. Also, development acquisitions in 2014 included a spar lease buyout of $110 million in the Gulf of Mexico and gathering, processing, and marketing and other decreased $243 million primarily due to lower expenditures for plants and gathering in the Rockies.
In the third quarter of 2014, the Company entered into a carried-interest arrangement that requires a third party to fund $442 million of Anadarko’s capital costs in exchange for a 34% working interest in the Eaglebine development, located in Southeast Texas. The third-party funding is expected to cover Anadarko’s future capital costs in the development through 2020. At June 30, 2015, $61 million of the total $442 million obligation had been funded.
In the second quarter of 2013, the Company entered into a carried-interest arrangement that requires a third-party partner to fund $860 million of Anadarko’s capital costs in exchange for a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. The third-party funding is expected to cover the substantial majority of Anadarko’s expected future capital costs through first production, which is expected to occur by mid-2016. At June 30, 2015, $592 million of the total $860 million obligation had been funded.

Investments  During the six months ended June 30, 2015, the Company made capital contributions of $68 million for equity investments, which are included in Other—net under Investing Activities in the Consolidated Statements of Cash Flows. These contributions were primarily associated with joint ventures for a gas processing plant, marine well containment, and pipelines.

Debt Retirements and Repayments  During the six months ended June 30, 2015, the Company repaid $1.5 billion of borrowings under the $5.0 billion senior secured revolving credit facility, $1.8 billion under the 364-Day Facility, and $37 million of commercial paper notes with maturities greater than 90 days. WES also repaid $520 million of borrowings under its RCF primarily from proceeds from WES’s debt offering.

Derivative Instruments  The Company’s derivative instruments are subject to individually negotiated credit provisions that may require the Company or the counterparties to provide collateral of cash or letters of credit depending on the derivative portfolio valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from major credit rating agencies declines to below investment grade. The Company provided cash collateral of $100 million as of June 30, 2015, in connection with its derivative instruments. Also, the Company has $1.1 billion of interest rate derivatives scheduled to settle in September 2016, unless the terms of the derivatives are amended.

Common Stock Dividends and Distributions to Noncontrolling Interest Owners  Anadarko paid dividends of $277 million to its common stockholders during the six months ended June 30, 2015, and $230 million during the six months ended June 30, 2014. During the second quarter of 2014, Anadarko increased the quarterly dividend paid to common stockholders from $0.18 per share to $0.27 per share. Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming a public company in 1986. The amount of future dividends paid to Anadarko common stockholders will be determined by the Board of Directors on a quarterly basis and will depend on earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors.
WES distributed to its unitholders other than Anadarko and WGP an aggregate of $111 million during the six months ended June 30, 2015, and $83 million during the six months ended June 30, 2014. WES has made quarterly distributions to its unitholders since its initial public offering in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.75 per common unit for the second quarter of 2015 (to be paid in August 2015).
WGP distributed to its unitholders other than Anadarko an aggregate of $17 million during the six months ended June 30, 2015, and $10 million during the six months ended June 30, 2014. WGP has made quarterly distributions to its unitholders since its initial public offering in December 2012, and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.36375 per unit for the second quarter of 2015 (to be paid in August 2015).

Outlook

The Company’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly dependent on the prices the Company receives for oil, natural gas, and NGLs, which can fluctuate significantly. During the last 12 months, New York Mercantile Exchange West Texas Intermediate oil prices have been volatile and ranged from a high of $105.34 per barrel in July 2014 to a low of $43.46 in March 2015. New York Mercantile Exchange Henry Hub natural-gas prices have also been volatile and ranged from a high of $4.49 per MMBtu in November 2014 to a low of $2.49 in April 2015. The duration and magnitude of the decline in oil and natural-gas prices cannot be predicted.
The Company has a deep portfolio of investment opportunities and the financial strength and operational flexibility to move capital spending from areas focused on near-term production growth to areas focused on longer-term growth where anticipated returns are less sensitive to spot oil and natural-gas prices. The recent decline in oil prices resulted in the Company significantly reducing its capital expenditures in 2015 compared to 2014. The Company will continue to evaluate the oil and natural-gas price environments and may adjust its capital spending plans as prices fluctuate while maintaining appropriate liquidity and financial flexibility.
The Company is committed to the execution of its worldwide exploration, appraisal, and development programs. The Company estimates a 2015 capital spending range of $6.0 billion to $6.4 billion. This amount includes approximately $630 million to $690 million of WES capital expenditures, excluding any acquisitions made by WES. The Company has currently allocated approximately 65% of its 2015 capital spending budget to development activities, 15% to exploration activities, and 20% to gathering and processing activities and other business activities. The Company currently expects its 2015 capital spending by area to be approximately 55% for the U.S. onshore region and Alaska, 10% for the Gulf of Mexico, 20% for Midstream and other, and 15% for International.
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

The Company continuously monitors its liquidity needs, coordinates its capital expenditure program with its expected cash flows and evaluates available funding alternatives in light of current and expected conditions. To reduce commodity-price risk and increase the predictability of 2015 cash flows, Anadarko entered into strategic derivative positions covering approximately 37% of its remaining 2015 anticipated natural-gas sales volumes. In addition, the Company has derivative positions in place for 2016. See Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Recent Accounting Developments

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. In addition, foreign-currency exchange-rate risk exists due to anticipated foreign-currency denominated payments and receipts. These risks can affect revenues and cash flows and the Company’s risk-management policies provide for the use of derivative instruments to manage these risks. Both exchange- and over-the-counter-traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 210 Bcf of natural gas and 10 MMBbls of oil at June 30, 2015, with a net derivative asset position of $124 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $76 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $67 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At June 30, 2015, the Company had a net derivative asset position of $11 million on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

INTEREST-RATE RISK  Borrowings under each of the 364-Day Facility, the Five-Year Facility, the commercial paper program, and WES’s RCF are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheets has fixed interest rates. The Company has $2.9 billion of obligations based on the London Interbank Offered Rate (LIBOR) that are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two non-controlled entities. These obligations give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. While a 10% change in LIBOR would not materially impact the Company’s interest cost, it would affect fair value of outstanding fixed-rate debt.
At June 30, 2015, the Company had a net derivative liability position of $1.1 billion related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would increase (decrease) the aggregate fair value of outstanding interest-rate swap agreements by $111 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
The Company has risk related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability for its 2008 divestiture of the Peregrino field offshore Brazil. The Brazilian tax matter is currently under consideration by the Brazilian courts. At June 30, 2015, cash of $110 million was held in escrow. A 10% increase or decrease in the foreign-currency exchange rate would not materially impact the Company’s gain or loss related to foreign currency.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2015.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - 30, 2015	3,051	$87.32	—
May 1 - 31, 2015	3,313	$86.37	—
June 1 - 30, 2015	3,779	$84.47	—
Total	10,143	$85.95	—	$—
 ____________________________________________________________

(1)	During the second quarter of 2015, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

Item 6.  Exhibits

Exhibits designated by an asterisk (*) are filed herewith or double asterisk (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing under File Number 1-8968 as indicated.

Exhibit Number			Description
	3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as Exhibit 3.3 to Form 8-K filed on May 22, 2009
		(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of May 11, 2015, filed as Exhibit 3.1 to Form 8-K filed on May 15, 2015
	4	(i)	Purchase Contract Agreement, dated June 10, 2015, between Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.1 to Form 8-K filed on June 10, 2015
		(ii)	Trustee Indenture, dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A., filed as Exhibit 4.1 to Form 8-K filed on September 19, 2006
		(iii)
Third Supplemental Indenture dated as of June 10, 2015, between Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.2 to Form 8-K filed on June 10, 2015

		(iv)	Form of Unit (included in Exhibit 4.i)
		(v)	Form of Purchase Contract (included in Exhibit 4.i)
		(vi)	Form of Amortizing Note (included in Exhibit 4.iii)
*	10	(i)	Anadarko Petroleum Corporation Key Employee Change of Control Contract, dated June 1, 2015, for Christopher O. Champion
*		(ii)	First Amendment to Time Sharing Agreement between R.A. Walker and Anadarko Petroleum Corporation, dated June 2, 2015
*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer
*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer
**	32		Section 1350 Certifications
*	101	.INS	XBRL Instance Document
*	101	.SCH	XBRL Schema Document
*	101	.CAL	XBRL Calculation Linkbase Document
*	101	.DEF	XBRL Definition Linkbase Document
*	101	.LAB	XBRL Label Linkbase Document
*	101	.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION
(Registrant)

July 28, 2015	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer