Form 10-Q
period 2016-03-31
ANADARKO PETROLEUM CORP
filed 2016-05-02
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at April 19, 2016, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	510,426,628

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
millions except per-share amounts	2016	2015
Revenues and Other
Oil and condensate sales	$850	$1,419
Natural-gas sales	366	641
Natural-gas liquids sales	178	232
Gathering, processing, and marketing sales	240	293
Gains (losses) on divestitures and other, net	40	(264)
Total	1,674	2,321
Costs and Expenses
Oil and gas operating	208	296
Oil and gas transportation	242	305
Exploration	126	1,083
Gathering, processing, and marketing	215	254
General and administrative	449	307
Depreciation, depletion, and amortization	1,149	1,256
Other taxes	117	182
Impairments	16	2,783
Other operating expense	16	63
Total	2,538	6,529
Operating Income (Loss)	(864)	(4,208)
Other (Income) Expense
Interest expense	220	216
(Gains) losses on derivatives, net	297	152
Other (income) expense, net	—	47
Tronox-related contingent loss	—	5
Total	517	420
Income (Loss) Before Income Taxes	(1,381)	(4,628)
Income tax expense (benefit)	(383)	(1,392)
Net Income (Loss)	(998)	(3,236)
Net income (loss) attributable to noncontrolling interests	36	32
Net Income (Loss) Attributable to Common Stockholders	$(1,034)	$(3,268)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(2.03)	$(6.45)
Net income (loss) attributable to common stockholders—diluted	$(2.03)	$(6.45)
Average Number of Common Shares Outstanding—Basic	509	507
Average Number of Common Shares Outstanding—Diluted	509	507
Dividends (per common share)	$0.05	$0.27

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
millions	2016	2015
Net Income (Loss)	$(998)	$(3,236)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	3	2
Income taxes on reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	(1)	(1)
Total adjustments for derivative instruments, net of taxes	2	1
Adjustments for pension and other postretirement plans
Net gain (loss) incurred during period	(166)	—
Income taxes on net gain (loss) incurred during period	61	—
Prior service credit (cost) incurred during period	(1)	—
Income taxes on prior service credit (cost) incurred during period	1	—
Amortization of net actuarial (gain) loss to general and administrative expense	8	13
Income taxes on amortization of net actuarial (gain) loss to general and administrative expense	(3)	(4)
Amortization of net prior service (credit) cost to general and administrative expense	(15)	—
Income taxes on amortization of net prior service (credit) cost to general and administrative expense	5	—
Total adjustments for pension and other postretirement plans, net of taxes	(110)	9
Total	(108)	10
Comprehensive Income (Loss)	(1,106)	(3,226)
Comprehensive income (loss) attributable to noncontrolling interests	36	32
Comprehensive Income (Loss) Attributable to Common Stockholders	$(1,142)	$(3,258)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

millions	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents ($111 and $100 related to VIEs)	$2,947	$939
Accounts receivable (net of allowance of $12 and $11)
Customers ($47 and $81 related to VIEs)	633	652
Others ($81 and $84 related to VIEs)	1,759	1,817
Other current assets	428	573
Total	5,767	3,981
Properties and Equipment
Cost	71,541	70,683
Less accumulated depreciation, depletion, and amortization	38,015	36,932
Net properties and equipment ($4,940 and $4,859 related to VIEs)	33,526	33,751
Other Assets ($624 and $644 related to VIEs)	2,304	2,268
Goodwill and Other Intangible Assets ($1,244 and $1,220 related to VIEs)	6,325	6,331
Total Assets	$47,922	$46,331

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable ($183 and $179 related to VIEs)	$2,505	$2,850
Current asset retirement obligations	297	309
Interest payable	158	247
Other taxes payable ($28 and $18 related to VIEs)	339	318
Accrued expenses	333	424
Short-term debt	3,025	32
Total	6,657	4,180
Long-term Debt	15,726	15,636
Other Long-term Liabilities
Deferred income taxes	4,940	5,400
Asset retirement obligations ($131 and $127 related to VIEs)	1,760	1,750
Other	4,138	3,908
Total	10,838	11,058

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 531.1 million and 528.3 million shares issued)	53	52
Paid-in capital	9,328	9,265
Retained earnings	3,821	4,880
Treasury stock (20.7 million and 20.0 million shares)	(1,025)	(995)
Accumulated other comprehensive income (loss)	(491)	(383)
Total Stockholders’ Equity	11,686	12,819
Noncontrolling interests	3,015	2,638
Total Equity	14,701	15,457
Total Liabilities and Equity	$47,922	$46,331
__________________________________________________________________
Parenthetical references on this statement provide March 31, 2016 amounts followed by December 31, 2015 amounts.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2015	$52	$9,265	$4,880	$(995)	$(383)	$2,638	$15,457
Net income (loss)	—	—	(1,034)	—	—	36	(998)
Common stock issued	1	62	—	—	—	—	63
Dividends—common stock	—	—	(25)	—	—	—	(25)
Repurchase of common stock	—	—	—	(30)	—	—	(30)
Subsidiary equity transactions	—	1	—	—	—	419	420
Distributions to noncontrolling interest owners	—	—	—	—	—	(78)	(78)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	2	—	2
Adjustments for pension and other postretirement plans	—	—	—	—	(110)	—	(110)
Balance at March 31, 2016	$53	$9,328	$3,821	$(1,025)	$(491)	$3,015	$14,701

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
millions	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(998)	$(3,236)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	1,149	1,256
Deferred income taxes	(413)	(1,198)
Dry hole expense and impairments of unproved properties	35	1,009
Impairments	16	2,783
(Gains) losses on divestitures, net	(2)	334
Total (gains) losses on derivatives, net	299	152
Operating portion of net cash received (paid) in settlement of derivative instruments	105	91
Other	115	45
Changes in assets and liabilities
Tronox-related contingent liability	—	(5,210)
(Increase) decrease in accounts receivable	46	357
Increase (decrease) in accounts payable and accrued expenses	(403)	(279)
Other items, net	(86)	(608)
Net cash provided by (used in) operating activities	(137)	(4,504)
Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(1,022)	(1,957)
Divestitures of properties and equipment and other assets	35	22
Other, net	14	10
Net cash provided by (used in) investing activities	(973)	(1,925)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	4,682	4,583
Repayments of debt	(1,608)	(2,830)
Financing portion of net cash received (paid) for derivative instruments	(555)	(146)
Increase (decrease) in outstanding checks	(150)	(39)
Dividends paid	(25)	(139)
Repurchase of common stock	(30)	(36)
Issuance of common stock, including tax benefit on share-based compensation awards	30	12
Sale of subsidiary units	440	31
Distributions to noncontrolling interest owners	(78)	(67)
Proceeds from conveyance of future hard minerals royalty revenues, net of transaction costs	413	—
Net cash provided by (used in) financing activities	3,119	1,369
Effect of Exchange Rate Changes on Cash	(1)	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	2,008	(5,061)
Cash and Cash Equivalents at Beginning of Period	939	7,369
Cash and Cash Equivalents at End of Period	$2,947	$2,308

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production, and marketing of oil, condensate, natural gas, and natural gas liquids (NGLs), and in the marketing of anticipated production of liquefied natural gas (LNG). In addition, the Company engages in the gathering, processing, treating, and transporting of oil, condensate, natural gas, and NGLs. The Company also participates in the hard-minerals business through royalty arrangements. Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries.

Basis of Presentation  The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP). The Consolidated Financial Statements include the accounts of Anadarko and subsidiaries in which Anadarko holds, directly or indirectly, more than 50% of the voting rights and variable interest entities (VIEs) for which Anadarko is the primary beneficiary. All intercompany transactions have been eliminated. Undivided interests in oil and natural-gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in non-controlled entities over which Anadarko has the ability to exercise significant influence over operating and financial policies and VIEs for which Anadarko is not the primary beneficiary are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for the Company’s proportionate share of earnings, losses, and distributions. Other investments are carried at original cost. Investments accounted for using the equity method and cost method are reported as a component of other assets. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

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

Recently Issued Accounting Standards  The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30)—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced other current assets and short-term debt by $1 million and reduced other assets and long-term debt by $82 million on the Company’s Consolidated Balance Sheet at December 31, 2015.
The FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The Company adopted this ASU on January 1, 2016. In accordance with the new ASU, Western Gas Equity Partners, LP (WGP) and Western Gas Partners, LP (WES), publicly traded consolidated subsidiaries of the Company, are considered VIEs for which the Company is the primary beneficiary. Prior to adoption of the ASU, WGP and WES were consolidated by the Company under the voting interest model and, after adoption, the Company will continue to consolidate WGP and WES under the variable interest model. While this ASU requires additional financial statement disclosure, it has no impact on the Company’s consolidated results of operations, cash flows, or financial position. See Note 17—Variable Interest Entities.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU will simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2017 with early adoption permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
The FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet and disclose key information about their leasing transactions. This ASU is effective for annual and interim periods beginning in 2019. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
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
The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition and require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company is required to adopt the new standards in the first quarter of 2018 using one of two retrospective application methods. The Company is continuing to evaluate the provisions of these ASUs, and has not determined the impact these standards may have on its consolidated financial statements and related disclosures or decided upon the method of adoption.

2. Inventories

The following summarizes the major classes of inventories included in other current assets:

millions	March 31, 2016	December 31, 2015
Oil	$96	$116
Natural gas	25	36
NGLs	67	64
Total inventories	$188	$216

3. Assets Held for Sale

Certain U.S. onshore assets in East Texas/Louisiana included in the oil and gas exploration and production reporting segment satisfied criteria to be considered held for sale during the first quarter of 2016. The sale of these assets closed in April 2016 for a sales price of $107 million, subject to closing adjustments. At March 31, 2016, the balances of assets and liabilities associated with assets held for sale were not material.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Impairments

Impairments of long-lived assets are included in impairment expense in the Company’s Consolidated Statements of Income. The following summarizes impairments of long-lived assets and the related post-impairment fair values by segment:

	Three Months Ended
millions	Impairment	Fair Value (1)
March 31, 2016
Oil and gas exploration and production
Long-lived assets held for use
U.S. onshore properties	$4	$585
Gulf of Mexico properties	1	—
Cost-method investment (2)	1	32
Midstream
Long-lived assets held for use	10	3
Total	$16	$620

March 31, 2015
Oil and gas exploration and production
Long-lived assets held for use
U.S. onshore properties	$2,307	$1,299
Midstream
Long-lived assets held for use	476	206
Total	$2,783	$1,505
__________________________________________________________________

(1)	Measured as of the impairment date using the income approach and Level 3 inputs.

(2)	Represents the after-tax net investment.

Impairments during the first quarter of 2015 were primarily related to the Company’s Greater Natural Buttes oil and gas and midstream properties in the Rockies, which were impaired due to lower forecasted commodity prices.
In addition to the long-lived asset impairments above, the Company recognized a $935 million impairment of unproved Greater Natural Buttes properties during the first quarter of 2015 as a result of lower commodity prices. Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income.

Potential for Future Impairments  During 2015, the Company recognized significant impairments of proved oil and gas and midstream properties and impairments of unproved oil and gas properties, primarily as a result of lower forecasted commodity prices and related changes to the Company’s drilling plans. While commodity prices continued to decline during the first quarter of 2016, the Company did not recognize any material impairments. At March 31, 2016, the Company’s estimate of undiscounted future cash flows attributable to a certain depletion group with a net book value of approximately $2.1 billion indicated that the carrying amount was expected to be recovered; however, this depletion group may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that, if this depletion group becomes impaired in a future period, the Company could recognize non-cash impairments in that period in excess of $1.0 billion. It is also reasonably possible that prolonged low or further declines in commodity prices, changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in additional impairments.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $1.1 billion at March 31, 2016, and December 31, 2015. During the three months ended March 31, 2016, suspended exploratory well costs previously capitalized for a period greater than one year since the completion of drilling at December 31, 2015, charged to exploration expense were not material. Projects with suspended exploratory well costs are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development and where management is actively pursuing efforts to assess whether reserves can be attributed to these projects. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time.

6. Derivative Instruments

Objective and Strategy  The Company uses derivative instruments to manage its exposure to cash-flow variability from commodity-price and interest-rate risks. Futures, swaps, and options are used to manage exposure to commodity-price risk inherent in the Company’s oil and natural-gas production and natural-gas processing operations (Oil and Natural-Gas Production/Processing Derivative Activities). Futures contracts and commodity-price swap agreements are used to fix the price of expected future oil and natural-gas sales at major industry trading locations such as Cushing, Oklahoma or Sullom Voe, Scotland for oil and Henry Hub, Louisiana for natural gas. Basis swaps are periodically used to fix or float the price differential between product prices at one market location versus another. Options are used to establish a floor price, a ceiling price, or a floor and a ceiling price (collar) for expected future oil and natural-gas sales. Derivative instruments are also used to manage commodity-price risk inherent in customer price requirements and to fix margins on the future sale of natural gas and NGLs from the Company’s leased storage facilities (Marketing and Trading Derivative Activities).
Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to interest-rate changes. The fair value of the Company’s current interest-rate swap portfolio increases (decreases) when interest rates increase (decrease).
The Company does not apply hedge accounting to any of its derivative instruments. As a result, gains and losses associated with derivative instruments are recognized currently in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings. See Note 15—Accumulated Other Comprehensive Income (Loss).

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of New York Mercantile Exchange (NYMEX) West Texas Intermediate and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The natural-gas prices listed below are NYMEX Henry Hub prices. The NGLs prices listed below are Oil Price Information Services prices. The following is a summary of the Company’s derivative instruments related to oil and natural-gas production/processing derivative activities at March 31, 2016:

2016 Settlement
Oil
Three-Way Collars (MBbls/d)	83
Average price per barrel
Ceiling sold price (call)	$63.82
Floor purchased price (put)	$54.46
Floor sold price (put)	$42.77
Natural Gas
Fixed-Price Contracts (thousand MMBtu/d)	43
Average price per MMBtu	$2.24
NGLs
Fixed-Price Contracts (MBbls/d)	4
Average price per barrel	$12.93
__________________________________________________________________
MBbls/d—thousand barrels per day
MMBtu/d—million British thermal units per day
MMBtu—million British thermal units

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

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 4 billion cubic feet (Bcf) at March 31, 2016, and 8 Bcf at December 31, 2015, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Derivative Instruments (Continued)

Interest-Rate Derivatives  Anadarko has outstanding interest-rate swap contracts to manage interest-rate risk associated with anticipated debt issuances. The Company has locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London Interbank Offered Rate (LIBOR). The Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.25 billion of its $2.0 billion 6.375% Senior Notes due September 2017 in April 2016 pursuant to a tender offer and to redeem the $1.750 billion 5.950% Senior Notes due September 2016 in May 2016. The outstanding interest-rate swaps with a notional amount of $1.7 billion due prior to or at September 2021 will manage interest-rate risk associated with the potential refinancing of the Company’s $900 million Senior Notes due 2019 and the Zero-Coupon Senior Notes due 2036 (Zero Coupons), should the Zero Coupons be put to the Company prior to the swap termination dates. At the next put date in October 2016, the accreted value of the Zero Coupons will be $839 million. See Note 8—Debt and Interest Expense. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions, or settle or amend, certain or all of the currently outstanding interest-rate swaps.
In February 2016, in exchange for amended terms with certain counterparties, the Company modified the mandatory termination dates from 2021 to 2018 and, in some cases, the related fixed interest rates on interest-rate swaps with an aggregate notional principal amount of $500 million. Additionally, an interest-rate swap agreement was settled in March 2016, resulting in a cash payment of $193 million.
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
The Company had the following outstanding interest-rate swaps at March 31, 2016:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$50	September 2016 – 2026	September 2016	5.910%
$50	September 2016 – 2046	September 2016	6.290%
$500	September 2016 – 2046	September 2018	6.559%
$300	September 2016 – 2046	September 2020	6.509%
$450	September 2017 – 2047	September 2018	6.445%
$100	September 2017 – 2047	September 2020	6.891%
$250	September 2017 – 2047	September 2021	6.570%

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	March 31,	December 31,	March 31,	December 31,
Balance Sheet Classification	2016	2015	2016	2015
Commodity derivatives
Other current assets	$322	$462	$(116)	$(177)
Other assets	7	8	—	—
Accrued expenses	—	—	(2)	(3)
	329	470	(118)	(180)
Interest-rate derivatives
Other current assets	2	2	—	—
Other assets	20	54	—	—
Accrued expenses	—	—	(90)	(54)
Other liabilities	—	—	(1,550)	(1,488)
	22	56	(1,640)	(1,542)
Total derivatives	$351	$526	$(1,758)	$(1,722)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions	Three Months Ended March 31,
Classification of (Gain) Loss Recognized	2016	2015
Commodity derivatives
Gathering, processing, and marketing sales (1)	$2	$—
(Gains) losses on derivatives, net	(28)	(53)
Interest-rate derivatives
(Gains) losses on derivatives, net	325	205
Total (gains) losses on derivatives, net	$299	$152
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

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
The Company has netting agreements with financial institutions that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and routinely exercises its contractual right to offset gains and losses when settling with derivative counterparties. In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across derivative types. At March 31, 2016, $238 million of the Company’s $1.758 billion gross derivative liability balance, and at December 31, 2015, $347 million of the Company’s $1.722 billion gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered such as if the Company’s credit rating from major credit rating agencies declines to a level that is below investment grade. In February 2016, Moody’s Investors Service (Moody’s) downgraded the Company’s long-term debt credit rating from “Baa2” to “Ba1,” which is below investment grade. The downgrade triggered credit-risk-related features with certain derivative counterparties and required the Company to post collateral under its derivative instruments. The amount of cash posted as collateral pursuant to the contractual requirements applicable to derivative instruments with financial institutions was $420 million at March 31, 2016, and $58 million at December 31, 2015. No counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.1 billion (net of collateral) at March 31, 2016, and $1.3 billion (net of collateral) at December 31, 2015.

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
The following summarizes the fair value of the Company’s derivative assets and liabilities by input level within the fair-value hierarchy:

millions
March 31, 2016	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives	$1	$328	$—	$(116)	$(1)	$212
Interest-rate derivatives	—	22	—	—	—	22
Total derivative assets	$1	$350	$—	$(116)	$(1)	$234
Liabilities
Commodity derivatives	$—	$(118)	$—	$116	$—	$(2)
Interest-rate derivatives	—	(1,640)	—	—	421	(1,219)
Total derivative liabilities	$—	$(1,758)	$—	$116	$421	$(1,221)

December 31, 2015
Assets
Commodity derivatives	$10	$460	$—	$(178)	$(8)	$284
Interest-rate derivatives	—	56	—	—	—	56
Total derivative assets	$10	$516	$—	$(178)	$(8)	$340
Liabilities
Commodity derivatives	$(1)	$(179)	$—	$178	$—	$(2)
Interest-rate derivatives	—	(1,542)	—	—	58	(1,484)
Total derivative liabilities	$(1)	$(1,721)	$—	$178	$58	$(1,486)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Tangible Equity Units

In June 2015, the Company issued 9.2 million 7.50% tangible equity units (TEUs) at a stated amount of $50.00 per TEU and raised net proceeds of $445 million. Each TEU is comprised of a prepaid equity purchase contract for common units of WGP and a senior amortizing note. Subsequent to issuance, each TEU may be legally separated into the two components. The prepaid equity purchase contract is considered a freestanding financial instrument, indexed to WGP common units, and meets the conditions for equity classification. The prepaid equity purchase contracts were recorded in noncontrolling interests, net of issuance costs, and the senior amortizing notes were recorded in short-term debt and long-term debt on the Company’s Consolidated Balance Sheets.

Equity Component  Unless settled earlier at the holder’s option, each purchase contract has a mandatory settlement date of June 7, 2018. Anadarko has a right to elect to issue and deliver shares of Anadarko Petroleum Corporation common stock (APC shares) in lieu of delivering WGP common units at settlement. The Company will deliver not more than 0.8591 WGP common units and not less than 0.7159 WGP common units (or a computed number of APC shares) per TEU on the settlement date, subject to adjustment, at the settlement rate based upon the applicable market value of WGP common units (or APC shares).

Debt Component Each senior amortizing note has an initial principal amount of $10.95 and bears interest at 1.50% per year. On September 7, 2015, Anadarko began paying equal quarterly cash installments of $0.9375 per amortizing note (except for the September 7, 2015 installment payment, which was $0.9063 per amortizing note). The payments constitute a payment of interest and partial repayment of principal, with the aggregate per-year payments of principal and interest equating to a 7.50% cash payment with respect to each TEU. The senior amortizing notes have a final installment payment date of June 7, 2018, and are senior unsecured obligations of the Company.

8. Debt and Interest Expense

Debt Activity  The following summarizes the Company’s debt activity, after eliminating the effect of intercompany transactions, during the three months ended March 31, 2016:

	Carrying Value
millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated	Description
Balance at December 31, 2015	$2,691	$—	$12,957	$15,648
Issuances	—	—	794	794	4.850% Senior Notes due 2021
	—	—	1,088	1,088	5.550% Senior Notes due 2026
	—	—	1,088	1,088	6.600% Senior Notes due 2046
Borrowings	—	—	1,350	1,350	364-Day Facility
	330	—	—	330	WES RCF
	—	28	—	28	WGP RCF
Repayments	—	—	(1,350)	(1,350)	364-Day Facility
	—	—	(250)	(250)	Commercial paper notes, net
	—	—	(8)	(8)	TEUs - senior amortizing notes
Other, net	—	—	13	13	Amortization of discounts, premiums, and debt issuance costs
Balance at March 31, 2016	$3,021	$28	$15,682	$18,731
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Debt  The Company’s outstanding debt, excluding the capital lease obligation and any borrowings under the WGP revolving credit facility, is senior unsecured. The following summarizes the Company’s outstanding debt after eliminating the effect of intercompany transactions:

millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated
March 31, 2016
Total borrowings at face value	$3,050	$28	$17,333	$20,411
Net unamortized discounts, premiums, and debt issuance costs (3)	(29)	—	(1,651)	(1,680)
Total borrowings	3,021	28	15,682	18,731
Capital lease obligation	—	—	20	20
Less short-term debt	—	—	3,025	3,025
Total long-term debt	$3,021	$28	$12,677	$15,726

December 31, 2015
Total borrowings at face value	$2,720	$—	$14,592	$17,312
Net unamortized discounts, premiums, and debt issuance costs (3)	(29)	—	(1,635)	(1,664)
Total borrowings	2,691	—	12,957	15,648
Capital lease obligation	—	—	20	20
Less short-term debt	—	—	32	32
Total long-term debt	$2,691	$—	$12,945	$15,636
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

(3)
Unamortized discounts, premiums, and debt issuance costs are amortized over the term of the related debt. Debt issuance costs related to revolving credit facilities are included in other current assets and other assets on the Company’s Consolidated Balance Sheets.

Anadarko’s $1.750 billion 5.950% Senior Notes due September 2016 and $1.25 billion of the Company’s $2.0 billion 6.375% Senior Notes due September 2017 were classified as short-term debt on the Company’s Consolidated Balance Sheet at March 31, 2016. The Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.25 billion of its $2.0 billion Senior Notes in April 2016 pursuant to a tender offer and to redeem the $1.750 billion Senior Notes in May 2016.
Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value, which will be $839 million at the next put date in October 2016. Anadarko’s Zero Coupons were classified as long-term debt on the Company’s Consolidated Balance Sheet at March 31, 2016, as the Company has the ability and intent to refinance these obligations using long-term debt, should the put be exercised.

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $18.9 billion at March 31, 2016, and $15.7 billion at December 31, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Anadarko Revolving Credit Facilities and Commercial Paper Program  Anadarko has a $3.0 billion five-year senior unsecured revolving credit facility maturing in January 2021 (Five-Year Facility). In addition, in January 2016 the Company replaced its previous $2.0 billion 364-day senior unsecured revolving credit facility with a new $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Facility), on identical terms, that will mature in January 2017. At March 31, 2016, the Company had no outstanding borrowings under the Five-Year Facility or the 364-Day Facility and was in compliance with all covenants contained therein.
In January 2015, the Company initiated a commercial paper program, which allows for a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Five-Year Facility. The maturities of the commercial paper notes may vary, but may not exceed 397 days. In February 2016, Moody’s downgraded the Company’s commercial paper program credit rating, which essentially eliminated the Company’s access to the commercial paper market. As a result, the Company has not issued commercial paper notes since the downgrade. At March 31, 2016, the Company had no outstanding borrowings under the commercial paper program.

WES and WGP Borrowings  At March 31, 2016, WES was in compliance with all covenants contained in its five-year $1.2 billion senior unsecured revolving credit facility maturing in February 2019 (WES RCF), which is expandable to $1.5 billion. At March 31, 2016, WES had outstanding borrowings under its RCF of $630 million at an interest rate of 1.74%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $565 million.
In March 2016, WGP entered into a three-year $250 million senior secured revolving credit facility maturing in March 2019 (WGP RCF), which is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. Obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES), as well as all equity interests owned by WGP. Borrowings under the WGP RCF bear interest at LIBOR (with a floor of 0%), plus applicable margins ranging from 2.00% to 2.75% depending on WGP’s consolidated leverage ratio, or at a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%, in each case plus applicable margins ranging from 1.00% to 1.75% based upon WGP’s consolidated leverage ratio. At March 31, 2016, WGP was in compliance with all covenants contained in its RCF, had outstanding borrowings under its RCF of $28 million at an interest rate of 2.69%, and had available borrowing capacity of $222 million.

Interest Expense  The following summarizes interest expense:

	Three Months Ended March 31,
millions	2016	2015
Debt and other	$258	$254
Capitalized interest	(38)	(38)
Total interest expense	$220	$216

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended March 31,
millions except percentages	2016	2015
Income tax expense (benefit)	$(383)	$(1,392)
Income (loss) before income taxes	(1,381)	(4,628)
Effective tax rate	28%	30%

The Company reported a loss before income taxes for the three months ended March 31, 2016 and 2015. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect.
The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2016 and 2015, was primarily attributable to non-deductible Algerian exceptional profits tax for Algerian income tax purposes, the tax impact from foreign operations, and net changes in uncertain tax positions.
At March 31, 2016, the Company’s Consolidated Balance Sheet included $1.1 billion of income taxes receivable presented in accounts receivable—others.

10. Conveyance of Future Hard Minerals Royalty Revenues

During the first quarter of 2016, the Company conveyed a limited-term nonparticipating royalty interest in certain of its coal and trona leases to a third party for $413 million, net of transaction costs. Such conveyance entitles the third party to receive up to $553 million in future royalty revenue over a period of not less than 10 years and not greater than 15 years. Additionally, such third party is entitled to receive 3% of the aggregate royalties earned during the first 10 years between $800 million and $900 million and 4% of the aggregate royalties earned during the first 10 years that exceed $900 million. Generally, such third party relies solely on the royalty payments to recover its investment and, as such, has the risk of the royalties not being sufficient to recover its investment over the term of the conveyance.
Proceeds from this transaction have been accounted for as deferred revenues and are included in accrued expenses and other long-term liabilities on the Company’s Consolidated Balance Sheet. The deferred revenues will be amortized to other revenues, included in gains (losses) on divestitures and other, net on a unit-of-revenue basis over the term of the agreement. During the first quarter of 2016, the Company amortized $12 million of deferred revenues as a result of this agreement. Proceeds from the transaction and payments to the third party are reported in financing activities in the Company’s Consolidated Statement of Cash Flows.
The third party will receive the first payment for royalties in September 2016. The specified future amounts that the third party expects to receive and the payment timing are subject to change based upon the actual royalties received by the Company during the term of the conveyance. The following summarizes the future amounts, prior to the 3% to 4% of any excess described above, that the third party expects to receive:

millions
2016	$25
2017	50
2018	50
2019	52
2020	56
Later years	320
Total	$553

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Contingencies

Litigation  The following is a discussion of any material developments in previously reported contingencies and any other material matters that have arisen since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
Numerous Deepwater Horizon event-related civil lawsuits were filed against BP and other parties, including the Company. Generally, the plaintiffs sought actual damages, punitive damages, declaratory judgment, and/or injunctive relief. This litigation was consolidated into a federal Multidistrict Litigation (MDL) action pending before Judge Carl Barbier in the U.S. District Court for the Eastern District of Louisiana in New Orleans, Louisiana (Louisiana District Court).

BP Consent Decree In July 2015, BP announced a settlement agreement in principle with the U.S. Department of Justice (DOJ) and certain states and local government entities regarding essentially all of the outstanding claims against BP related to the Deepwater Horizon event (BP Settlement) and, in October 2015, lodged a proposed consent decree with the Louisiana District Court. In April 2016, the Louisiana District Court approved the consent decree. As a result of the BP Settlement and approval of the consent decree, all liability relating to OPA-related environmental costs was resolved and all NRD claims and claims by the United States and the Gulf states impacted by the event relating to the MDL action were dismissed. For any remaining claims relating to the MDL action, the Company is fully indemnified by BP against any losses pursuant to the Settlement Agreement. For additional disclosure related to the Deepwater Horizon events, see Note 15—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Penalties and Fines  In December 2010, the DOJ, on behalf of the United States, filed a civil lawsuit in the Louisiana District Court against several parties, including the Company, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. After previously finding that Anadarko, as a nonoperating investor in the Macondo well, was not culpable with respect to the Deepwater Horizon events, the Louisiana District Court found Anadarko liable for civil penalties under Section 311 of the CWA as a working-interest owner in the Macondo well and entered a judgment of $159.5 million in December 2015. Neither party appealed the decision and the Company paid the penalty in the first quarter of 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Restructuring Charges

In the first quarter of 2016, the Company initiated a workforce reduction program to align the size and composition of Anadarko’s workforce with the Company’s expected future operating and capital plans. Employee notifications related to the workforce reduction program were substantially complete by March 31, 2016, and all restructuring charges will be recognized in 2016, with the exception of $10 million of expense for retirement benefits expected to be recognized in the first quarter of 2017. The following summarizes the total expected restructuring charges and the amounts expensed during the first quarter of 2016, which were included in general and administrative expenses in the Company’s Consolidated Statement of Income:

millions	Total Expected Costs	Three Months Ended March 31, 2016
Costs by category
Cash severance	$154	$131
Retirement benefits (1)	203	49
Share-based compensation	32	23
Total	$389	$203
__________________________________________________________________

(1)
Includes termination benefits, curtailments, and settlements. There were no settlements recognized during the three months ended March 31, 2016. See Note 13—Pension Plans and Other Postretirement Benefits.

The following summarizes the changes in the cash severance-related liability included in accounts payable on the Company’s Consolidated Balance Sheet:

millions	2016
Balance at January 1	$—
Accruals	131
Payments	(79)
Balance at March 31	$52

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Pension Plans and Other Postretirement Benefits

The Company has contributory and non-contributory defined-benefit pension plans, which include both qualified and supplemental plans. The Company also provides certain health care and life insurance benefits for certain retired employees. Retiree health care benefits are funded by contributions from the retiree and, in certain circumstances, contributions from the Company. The Company’s retiree life insurance plan is noncontributory. The following summarizes the Company’s pension and other postretirement benefit cost:

	Pension Benefits		Other Benefits
millions	2016	2015	2016	2015
Three Months Ended March 31
Service cost	$26	$30	$1	$3
Interest cost	26	25	3	4
Expected return on plan assets	(27)	(27)	—	—
Amortization of net actuarial loss (gain)	8	13	—	—
Amortization of net prior service cost (credit)	—	—	(6)	—
Termination benefits expense	44	—	—	—
Curtailment expense	8	—	(3)	—
Net periodic benefit cost	$85	$41	$(5)	$7

In the first quarter of 2016, the Company initiated a workforce reduction program that resulted in a remeasurement of its pension and other postretirement benefit obligations. The Company recognized curtailment expense for both the curtailment-related increase in the benefit obligation and a proportionate share of prior service cost from other comprehensive income (loss). The Company also recognized termination benefits expense related to benefit enhancements to certain employees affected by the workforce reduction program. In addition, the remeasurement resulted in increases in the benefit obligation of $146 million for the pension benefit plans and $26 million for the other postretirement benefit plans, with a corresponding decrease in other comprehensive income.
The Company expects to contribute an additional $82 million in 2016 and $23 million in 2017 to unfunded pension plans related to the workforce reduction program. See Note 12—Restructuring Charges.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stockholders’ Equity

The Company’s basic earnings per share (EPS) is computed based on the average number of shares of common stock outstanding for the period and includes the effect of any participating securities and TEUs as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units, TEUs, and WES Series A Preferred units, if the inclusion of these items is dilutive.
The following provides a reconciliation between basic and diluted earnings per share attributable to common stockholders:

	Three Months Ended March 31,
millions except per-share amounts	2016	2015
Net income (loss)
Net income (loss) attributable to common stockholders	$(1,034)	$(3,268)
Income (loss) effect of TEUs	(1)	—
Less distributions on participating securities	—	1
Basic	$(1,035)	$(3,269)
Diluted	$(1,035)	$(3,269)
Shares
Average number of common shares outstanding—basic	509	507
Average number of common shares outstanding—diluted	509	507
Excluded due to anti-dilutive effect	10	11
Net income (loss) per common share
Basic	$(2.03)	$(6.45)
Diluted	$(2.03)	$(6.45)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Accumulated Other Comprehensive Income (Loss)

The following summarizes the after-tax changes in the balances of accumulated other comprehensive income (loss):

millions	Interest-rate Derivatives Previously Subject to Hedge Accounting	Pension and Other Postretirement Plans	Total
Balance at December 31, 2015	$(42)	$(341)	$(383)
Other comprehensive income (loss), before reclassifications	—	(105)	(105)
Reclassifications to Consolidated Statement of Income	2	(5)	(3)
Balance at March 31, 2016	$(40)	$(451)	$(491)

16. Noncontrolling Interests

WGP, a publicly traded consolidated subsidiary, is a limited partnership formed by Anadarko to own partnership interests in WES. At March 31, 2016, Anadarko’s ownership interest in WGP consisted of an 87.3% limited partner interest and the entire non-economic general partner interest. The remaining 12.7% limited partner interest in WGP was owned by the public.
WES, a publicly traded consolidated subsidiary, is a limited partnership formed by Anadarko to acquire, own, develop, and operate midstream assets. During the three months ended March 31, 2016, WES issued 14 million Series A Preferred units to private investors and raised net proceeds of $440 million, and issued 1.3 million common units to the Company. Proceeds were used to acquire interests in Springfield Pipeline LLC from the Company. In April 2016, WES issued an additional eight million Series A Preferred units to private investors, pursuant to the full exercise of an option granted in connection with the initial issuance, and raised net proceeds of $248 million.
Class C units issued to Anadarko will receive quarterly distributions in the form of additional Class C units until the end of 2017, unless WES elects to convert the units to common units earlier or Anadarko elects to extend the conversion date. WES distributed 324 thousand Class C units to Anadarko during the three months ended March 31, 2016, and 498 thousand Class C units to Anadarko during 2015. During 2015, WES issued approximately 874 thousand common units to the public and raised net proceeds of $57 million.
At March 31, 2016, WGP’s ownership interest in WES consisted of a 31.5% limited partner interest, the entire 1.6% general partner interest, and all of the WES incentive distribution rights. At March 31, 2016, Anadarko also owned an 8.7% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 58.2% limited partner interest in WES was owned by the public.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Variable Interest Entities

Consolidated VIEs The Company determined that the partners in WGP and WES with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact WGP’s and WES’s economic performance; therefore, WGP and WES are considered VIEs. Anadarko, through its ownership of the general partner interest in WGP, has the power to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to WGP and WES, therefore Anadarko is considered the primary beneficiary and consolidates WGP and WES. See Note 16—Noncontrolling Interests for additional information on WGP and WES.

Assets and Liabilities of VIEs The assets of WGP and WES cannot be used by Anadarko for general corporate purposes and are both included in and disclosed parenthetically on the Company’s Consolidated Balance Sheets. The carrying amounts of liabilities related to WGP and WES for which the creditors do not have recourse to other assets of the Company are both included in and disclosed parenthetically on the Company’s Consolidated Balance Sheets.
All outstanding debt for WES at March 31, 2016, and December 31, 2015, including any borrowings under the WES RCF, is recourse to WES’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. All outstanding debt for WGP at March 31, 2016, and December 31, 2015, including any borrowings under the WGP RCF, is recourse to WGP’s general partner, which is a wholly owned subsidiary of the Company. See Note 8—Debt and Interest Expense for additional information on WGP and WES long-term debt balances.

VIE Financing WGP’s sources of liquidity include borrowings under its RCF and distributions from WES. WES’s sources of liquidity include cash and cash equivalents, cash flows generated from operations, interest income from a note receivable from Anadarko as discussed below, borrowings under its RCF, the issuance of additional partnership units, or debt offerings. See Note 8—Debt and Interest Expense and Note 16—Noncontrolling Interests for additional information on WGP and WES financing activity.

Financial Support Provided to VIEs Concurrent with the closing of its May 2008 initial public offering, WES loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES was $4 million for the three months ended March 31, 2016 and 2015. The note receivable and related interest income is eliminated in consolidation.
In March 2015, WES acquired the Company’s interest in Delaware Basin JV Gathering LLC. The acquisition was financed using a deferred purchase price obligation which requires a cash payment from WES to the Company due on March 31, 2020. The net present value of this obligation was $193 million at March 31, 2016, and $189 million at December 31, 2015.
In order to reduce WES’s exposure to a majority of the commodity-price risk inherent in certain of their contracts, Anadarko has commodity price swap agreements in place with WES expiring in 2016. WES has recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for the amount by which the swap price exceeds the applicable market price. WES recorded a $4 million capital contribution from Anadarko for the three months ended March 31, 2016, and a capital contribution of zero for the three months ended March 31, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Supplemental Cash Flow Information

The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing activities:

	Three Months Ended March 31,
millions	2016	2015
Cash paid (received)
Interest, net of amounts capitalized (1)	$299	$1,532
Income taxes, net of refunds	(8)	(5)
Non-cash investing activities
Fair value of properties and equipment from non-cash transactions	$—	$54
Asset retirement cost additions	27	63
Accruals of property, plant, and equipment	623	1,080
Net liabilities assumed (divested) in acquisitions and divestitures	—	19
Non-cash investing and financing activities
Floating production, storage, and offloading vessel construction period obligation	$2	$25
__________________________________________________________________

(1)	Includes $1.2 billion of interest related to the Tronox settlement payment in 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Segment Information

Anadarko’s business segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. The Company’s three reporting segments are oil and gas exploration and production, midstream, and marketing. The oil and gas exploration and production segment explores for and produces oil, condensate, natural gas, and NGLs and plans for the development and operation of the Company’s LNG project in Mozambique. The midstream segment engages in gathering, processing, treating, and transporting Anadarko and third-party oil, condensate, natural-gas, and NGLs production. The midstream reporting segment consists of two operating segments, WES and other midstream, which are aggregated into one reporting segment due to similar financial and operating characteristics. The marketing segment sells much of Anadarko’s oil, natural-gas, and NGLs production as well as third-party purchased volumes.
To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; gains (losses) on divestitures, net; exploration expense; depreciation, depletion, and amortization (DD&A); impairments; interest expense; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; and certain items not related to the Company’s normal operations, less net income (loss) attributable to noncontrolling interests. During the periods presented, items not related to the Company’s normal operations included restructuring charges related to the workforce reduction program included in general and administrative expenses, other operating expenses such as Deepwater Horizon settlement and related costs, Tronox-related contingent loss, and certain other nonoperating items included in other (income) expense, net. The Company’s definition of Adjusted EBITDAX excludes gains (losses) on divestitures, net and exploration expense as they are not indicators of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Finally, net income (loss) attributable to noncontrolling interests is excluded from the Company’s measure of Adjusted EBITDAX because it represents earnings that are not attributable to the Company’s common stockholders.
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

	Three Months Ended March 31,
millions	2016	2015
Income (loss) before income taxes	$(1,381)	$(4,628)
(Gains) losses on divestitures, net	(2)	334
Exploration expense	126	1,083
DD&A	1,149	1,256
Impairments	16	2,783
Interest expense	220	216
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	404	243
Restructuring charges	203	—
Other operating expense	1	4
Tronox-related contingent loss	—	5
Certain other nonoperating items	—	22
Less net income (loss) attributable to noncontrolling interests	36	32
Consolidated Adjusted EBITDAX	$700	$1,286

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Segment Information (Continued)

Information presented below as “Other and Intersegment Eliminations” includes corporate costs, results from hard-minerals royalties, and net cash from settlement of commodity derivatives. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended March 31, 2016
Sales revenues	$711	$125	$798	$—	$1,634
Intersegment revenues	601	302	(663)	(240)	—
Other	—	—	—	38	38
Total revenues and other (1)	1,312	427	135	(202)	1,672
Operating costs and expenses (2)	773	183	176	(89)	1,043
Net cash from settlement of commodity derivatives	—	—	—	(103)	(103)
Other (income) expense, net	—	—	—	—	—
Net income (loss) attributable to noncontrolling interests	—	36	—	—	36
Total expenses and other	773	219	176	(192)	976
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	4	—	4
Adjusted EBITDAX	$539	$208	$(37)	$(10)	$700

Three Months Ended March 31, 2015
Sales revenues	$1,070	$174	$1,341	$—	$2,585
Intersegment revenues	1,117	302	(1,191)	(228)	—
Other	—	—	—	70	70
Total revenues and other (1)	2,187	476	150	(158)	2,655
Operating costs and expenses (2)	1,002	240	198	(37)	1,403
Net cash from settlement of commodity derivatives	—	—	—	(90)	(90)
Other (income) expense, net (3)	—	—	—	25	25
Net income (loss) attributable to noncontrolling interests	—	32	—	—	32
Total expenses and other	1,002	272	198	(102)	1,370
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	1	—	1
Adjusted EBITDAX	$1,185	$204	$(47)	$(56)	$1,286
 __________________________________________________________________

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)	Operating costs and expenses excludes exploration expense, DD&A, impairments, restructuring charges, and other operating expense since these expenses are excluded from Adjusted EBITDAX.

(3)	Other (income) expense, net excludes certain other nonoperating items since these items are excluded from Adjusted EBITDAX.

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

•
other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-Q in Part I, Item 1; the information set forth in the Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015; and the information set forth in the Risk Factors under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

OUTLOOK

During 2015, the oil and natural-gas industry experienced a significant decrease in commodity prices driven by a global supply/demand imbalance for oil and an oversupply of natural gas in the United States. The decline in commodity prices has continued into 2016 and low commodity prices may exist for an extended period. The Company’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly dependent on the global commodity-price markets, which affect the value the Company receives from its sales of oil, natural gas, and NGLs.
The Company has continued its disciplined and focused approach in 2016 by emphasizing value over growth, preserving and building value through capital allocation, enhancing operational efficiencies, and continuing an active monetization program. Further, in the first quarter of 2016, the Company initiated a workforce reduction program to align the size and composition of Anadarko’s workforce with the Company’s expected future operating and capital plans. Employee notifications related to the workforce reduction program were substantially complete by March 31, 2016, and all of the $389 million of expected restructuring charges will be recognized in 2016, with the exception of $10 million of expense for retirement benefits expected to be recognized in the first quarter of 2017.
The Company estimates a 2016 capital spending range of $3.1 billion to $3.3 billion, including approximately $450 million to $490 million for Western Gas Partners, LP (WES), a publicly traded consolidated subsidiary, excluding any acquisitions made by WES. The Company has currently allocated approximately 65% of its 2016 capital spending budget to development activities, 15% to exploration activities, and 20% to gathering and processing activities and other business activities. The Company currently expects its 2016 capital spending by area to be approximately 40% for the U.S. onshore region and Alaska, 20% for the Gulf of Mexico, 20% for Midstream and other (including WES), and 20% for International.
The Company will continue to evaluate the oil and natural-gas price environments and may adjust its capital spending plans to maintain the appropriate liquidity and financial flexibility. Anadarko expects that its 2016 capital expenditures will be within its cash flows from operations and asset monetizations. As of the time of filing this Form 10-Q, the Company closed monetizations totaling $1.3 billion in 2016. These monetizations continue Anadarko’s track record of actively managing its portfolio and reaffirm the Company’s commitment toward strengthening its balance sheet.

Liquidity  As of March 31, 2016, Anadarko had $2.9 billion of cash on hand plus $5.0 billion of borrowing capacity under its revolving credit facilities.
The Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.25 billion of its $2.0 billion 6.375% Senior Notes due September 2017 in April 2016 pursuant to a tender offer and to redeem the $1.750 billion 5.950% Senior Notes due September 2016 in May 2016.
Anadarko believes that its cash on hand, anticipated operating cash flows, and proceeds from expected future asset monetizations will be sufficient to fund the Company’s projected 2016 operational and capital programs. In response to the current commodity price environment, the Board of Directors (Board) decreased the quarterly dividend from $0.27 per share to $0.05 per share in February 2016. On an annualized basis, the dividend decrease and the workforce reduction program (without consideration for restructuring charges) are expected to have the effect of providing approximately $800 million of available cash to enhance the Company’s operations and financial flexibility. In April 2016, Anadarko received cash of $881 million from a tax refund related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback. Further, Anadarko enters into strategic derivative positions to reduce commodity-price risk and increase the predictability of cash flows. At March 31, 2016, derivative positions covered 27% of Anadarko’s anticipated oil sales volumes, 3% of its anticipated NGLs sales volumes, and 2% of its anticipated natural-gas sales volumes for 2016. These instruments had a fair value of $200 million as of March 31, 2016. See Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Anadarko believes that the actions taken to enhance the Company’s liquidity position coupled with its asset portfolio and operating and financial performance provide the necessary financial flexibility to fund the Company’s current and long-term operations.

Potential for Future Impairments  During 2015, the Company recognized significant impairments of proved oil and gas and midstream properties and impairments of unproved oil and gas properties, primarily as a result of lower forecasted commodity prices and related changes to the Company’s drilling plans. While commodity prices continued to decline during the first quarter of 2016, the Company did not recognize any material impairments. At March 31, 2016, the Company’s estimate of undiscounted future cash flows attributable to a certain depletion group with a net book value of approximately $2.1 billion indicated that the carrying amount was expected to be recovered; however, this depletion group may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that, if this depletion group becomes impaired in a future period, the Company could recognize non-cash impairments in that period in excess of $1.0 billion. It is also reasonably possible that prolonged low or further declines in commodity prices, changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in additional impairments.
Anadarko had approximately $5.4 billion of goodwill at March 31, 2016, allocated to the following reporting units: $4.9 billion to oil and gas exploration and production, $414 million to WES gathering and processing, $5 million to WES transportation, and $33 million to other gathering and processing. Goodwill is tested annually in October (or more frequently as circumstances dictate). Although commodity prices have continued to decline in 2016, as of March 31, 2016, the estimated fair value of the oil and gas reporting unit exceeded the carrying value by more than 15% and the other reporting units were not at risk of impairment. However, it is reasonably possible that prolonged low or further declines in commodity prices, decreases in proved reserves, changes in exploration or development plans, significant property impairments, increases in operating or drilling costs, significant changes in regulations, or other negative changes to the economic environment in which Anadarko operates could result in a further reduction in the fair value of the reporting units and increase the potential for a future impairment of goodwill.

OVERVIEW

Anadarko is among the world’s largest independent exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of oil, condensate, natural gas, and NGLs, and in the marketing of anticipated production of liquefied natural gas. The Company also engages in the gathering, processing, treating, and transporting of oil, condensate, natural gas, and NGLs. The Company has exploration and production activities in various countries around the world, including activities in the United States, Algeria, Ghana, Mozambique, Colombia, Côte d’Ivoire, New Zealand, Kenya, and other countries.

Significant operating and financial activities for the first quarter of 2016 include the following:

Overall

•
Anadarko’s first-quarter sales volumes averaged 827 thousand barrels of oil equivalent per day (MBOE/d), representing an 11% decrease from the first quarter of 2015, primarily due to a decrease in natural-gas sales volumes.

•	The Company’s overall sales-volume product mix increased to 53% liquids in the first quarter of 2016 compared to 51% in the first quarter of 2015.

•	The Company initiated a workforce reduction program and recognized related expenses of $203 million in the first quarter of 2016, with total program expenses expected to be $389 million.

•
As of the time of filing this Form 10-Q, the Company closed monetizations totaling $1.3 billion, including the sale of Anadarko’s interest in Springfield Pipeline LLC to WES and the Company’s conveyance of a limited-term nonparticipating royalty interest in certain of its coal and trona leases to a third party.

U.S. Onshore

•	First-quarter liquids sales volumes decreased by 33 MBbls/d, representing an 11% decrease from the first quarter of 2015, primarily due to the April 2015 sale of certain EOR assets.

•
First-quarter natural-gas sales volumes decreased by 50 MBOE/d, representing a 12% decrease from the first quarter of 2015, primarily due to the September 2015 sale of certain coalbed methane properties in the Rockies, the July 2015 sale of certain U.S. onshore properties and related midstream assets in East Texas, and natural production declines at Greater Natural Buttes and the Marcellus shale.

Gulf of Mexico

•
First-quarter sales volumes averaged 79 MBOE/d, representing a 12% decrease from the first quarter of 2015, primarily due to a decrease in natural-gas sales volumes due to a decline at Independence Hub (IHUB) as the last producing well went off line in December 2015. Oil sales volumes increased 26% due to the Lucius development, which achieved first oil in the first quarter of 2015; the Heidelberg development, which achieved first oil in January 2016; and contributions from the Company’s tieback program.

International

•	First-quarter sales volumes averaged 89 MBbls/d, representing a 14% decrease from the first quarter of 2015, primarily due to the timing of cargo liftings in Ghana.

Financial

•	Anadarko’s net loss attributable to common stockholders for the first quarter of 2016 totaled $1.0 billion.

•	The Company used $137 million of cash flow from operations and ended the quarter with $2.9 billion of cash on hand.

•
In January 2016, Anadarko replaced its previous $2.0 billion 364-day senior unsecured revolving credit facility with a new $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Facility) on identical terms that matures in January 2017.

•	In response to the current commodity-price environment, the Board decreased the quarterly dividend from $0.27 per share to $0.05 per share in February 2016.

•
Anadarko paid a $159.5 million Clean Water Act (CWA) penalty in the first quarter of 2016. See Note 11—Contingencies—Deepwater Horizon Events in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

•
Anadarko completed a public offering of $800 million aggregate principal amount of 4.850% Senior Notes due 2021, $1.1 billion aggregate principal amount of 5.550% Senior Notes due 2026, and $1.1 billion aggregate principal amount of 6.600% Senior Notes due 2046.

•
Western Gas Equity Partners, LP (WGP), a publicly traded consolidated subsidiary, entered into a three-year $250 million senior secured revolving credit facility maturing in March 2019, which is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions.

•	The Company conveyed a limited-term nonparticipating royalty interest in certain of its coal and trona leases to a third party for $413 million, net of transaction costs.

•	In March 2016, WES issued 14 million Series A Preferred units to private investors and raised net proceeds of $440 million to partially fund its acquisition of Springfield Pipeline LLC.

•
In April 2016, WES issued an additional eight million Series A Preferred units to private investors, pursuant to the full exercise of an option granted in connection with the initial issuance, and raised net proceeds of $248 million.

•
The Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.25 billion of its $2.0 billion 6.375% Senior Notes due September 2017 in April 2016 pursuant to a tender offer and to redeem the $1.750 billion 5.950% Senior Notes due September 2016 in May 2016.

FINANCIAL RESULTS

	Three Months Ended March 31,
millions except per-share amounts	2016	2015
Oil and condensate, natural-gas, and NGLs sales	$1,394	$2,292
Gathering, processing, and marketing sales	240	293
Gains (losses) on divestitures and other, net	40	(264)
Revenues and other	1,674	2,321
Costs and expenses	2,538	6,529
Other (income) expense	517	420
Income tax expense (benefit)	(383)	(1,392)
Net income (loss) attributable to common stockholders	$(1,034)	$(3,268)
Net income (loss) per common share attributable to common stockholders—diluted	$(2.03)	$(6.45)
Average number of common shares outstanding—diluted	509	507

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended March 31, 2016,” refer to the comparison of the three months ended March 31, 2016, to the three months ended March 31, 2015. The primary factors that affect the Company’s results of operations include commodity prices for oil, natural gas, and NGLs; sales volumes; the cost of finding such reserves; and operating costs.

Revenues and Sales Volumes

	Three Months Ended March 31,
millions except percentages	Oil and Condensate	Natural Gas	NGLs	Total
2015 sales revenues	$1,419	$641	$232	$2,292
Changes associated with sales volumes	(67)	(96)	(23)	(186)
Changes associated with prices	(502)	(179)	(31)	(712)
2016 sales revenues	$850	$366	$178	$1,394
Increase (decrease) vs. 2015	(40)%	(43)%	(23)%	(39)%

Changes associated with sales volumes for the three months ended March 31, 2016, include decreases associated with asset divestitures.

The following provides Anadarko’s sales volumes for the three months ended March 31:

	2016	Inc (Dec) vs. 2015	2015
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	67	(10)%	75
International	8	(14)	9
Total barrels of oil equivalent	75	(11)	84

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	738	(10)%	829
International	89	(14)	105
Total barrels of oil equivalent per day	827	(11)	934
 _______________________________________________________________________________
MMBOE—million barrels of oil equivalent

Sales volumes represent actual production volumes adjusted for changes in commodity inventories and natural-gas production volumes provided to satisfy a commitment established in conjunction with the Jubilee development plan in Ghana. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and Other (Income) Expense—(Gains) Losses on Derivatives, net. Production of oil, natural gas, and NGLs is usually not affected by seasonal swings in demand.

Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2016	Inc (Dec) vs. 2015	2015
United States
Sales volumes—MMBbls	21	(1)%	22
MBbls/d	232	(1)	237
Price per barrel	$28.04	(37)	$44.19
International
Sales volumes—MMBbls	8	(14)%	8
MBbls/d	83	(14)	98
Price per barrel	$34.11	(37)	$54.15
Total
Sales volumes—MMBbls	29	(5)%	30
MBbls/d	315	(5)	335
Price per barrel	$29.65	(37)	$47.12
Oil and condensate sales revenues (millions)	$850	(40)	$1,419
 _______________________________________________________________________________
MMBbls—million barrels

Anadarko’s oil and condensate sales volumes decreased by 20 MBbls/d for the three months ended March 31, 2016.

•	Sales volumes in the Rockies decreased by 18 MBbls/d for the three months ended March 31, 2016, primarily due to the April 2015 sale of certain EOR assets.

•	International sales volumes decreased by 15 MBbls/d for the three months ended March 31, 2016, primarily due to the timing of cargo liftings in Ghana.

•	Sales volumes in the Gulf of Mexico increased by 12 MBbls/d for the three months ended March 31, 2016, primarily from the Lucius development, which achieved first oil in the first quarter of 2015.

Anadarko’s average oil price received decreased for the three months ended March 31, 2016, primarily due to concerns of slowing oil demand growth coupled with continued global oversupply.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2016	Inc (Dec) vs. 2015	2015
United States
Sales volumes—Bcf	210	(15)%	246
MMcf/d	2,303	(15)	2,738
Price per Mcf	$1.75	(33)	$2.60
Natural-gas sales revenues (millions)	$366	(43)	$641
 _______________________________________________________________________________
Bcf—billion cubic feet
MMcf/d—million cubic feet per day
Mcf—thousand cubic feet

The Company’s natural-gas sales volumes decreased by 435 MMcf/d for the three months ended March 31, 2016.

•
Sales volumes in the Rockies decreased by 174 MMcf/d for the three months ended March 31, 2016, primarily due to the September 2015 sale of certain coalbed methane properties and a natural production decline at Greater Natural Buttes, partially offset by higher sales volumes in the Wattenberg field as a result of well optimization.

•	Sales volumes in the Gulf of Mexico decreased by 136 MMcf/d for the three months ended March 31, 2016, primarily due to a decline at IHUB as the last producing well went off line in December 2015.

•
Sales volumes in the Southern and Appalachia Region decreased by 125 MMcf/d for the three months ended March 31, 2016, primarily due to the July 2015 sale of certain U.S. onshore properties and related midstream assets in East Texas and natural production declines in the Marcellus shale.

The average natural-gas price Anadarko received decreased for the three months ended March 31, 2016, primarily due to lower weather-driven residential and commercial demand as well as continued production growth in the northeast United States.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2016	Inc (Dec) vs. 2015	2015
United States
Sales volumes—MMBbls	11	(10)%	12
MBbls/d	122	(10)	136
Price per barrel	$14.98	(13)	$17.29
International
Sales volumes—MMBbls	—	(14)%	1
MBbls/d	6	(14)	7
Price per barrel	$22.78	(30)	$32.75
Total
Sales volumes—MMBbls	11	(10)%	13
MBbls/d	128	(10)	143
Price per barrel	$15.32	(15)	$18.00
Natural-gas liquids sales revenues (millions)	$178	(23)	$232

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes decreased by 15 MBbls/d for the three months ended March 31, 2016, primarily due to increased ethane rejection in 2016 and higher sales volumes in 2015 associated with sales from storage.
Anadarko’s average NGLs price received decreased for the three months ended March 31, 2016, primarily due to decreased propane prices as a result of lower seasonal demand and a related decline in oil prices.

Gathering, Processing, and Marketing

	Three Months Ended March 31,
millions except percentages	2016	Inc (Dec) vs. 2015	2015
Gathering, processing, and marketing sales	$240	(18)%	$293
Gathering, processing, and marketing expense	215	(15)	254
Total gathering, processing, and marketing, net	$25	(36)	$39

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
Gathering, processing, and marketing, net decreased by $14 million for the three months ended March 31, 2016, primarily due to lower gathering revenues as a result of the 2015 divestiture of certain coalbed methane midstream assets, partially offset by higher marketing margins.

Gains (Losses) on Divestitures and Other, net

	Three Months Ended March 31,
millions except percentages	2016	Inc (Dec) vs. 2015	2015
Gains (losses) on divestitures	$2	101%	$(334)
Other	38	(46)	70
Total gains (losses) on divestitures and other, net	$40	115	$(264)

For the three months ended March 31, 2016, gains (losses) on divestitures and other, net increased by $304 million.

•
The Company recognized a loss of $340 million during the three months ended March 31, 2015, associated with the divestiture of certain EOR assets in the Rockies, which closed in April 2015 with a sales price of $703 million, for net proceeds of $675 million after closing adjustments.

•	The Company recognized income of $54 million during the three months ended March 31, 2015, related to the settlement of a royalty lawsuit associated with a property in the Gulf of Mexico.

Costs and Expenses

	Three Months Ended March 31,
	2016	Inc (Dec) vs. 2015	2015
Oil and gas operating (millions)	$208	(30)%	$296
Oil and gas operating—per BOE	2.77	(21)	3.52
Oil and gas transportation (millions)	242	(21)	305
Oil and gas transportation—per BOE	3.22	(11)	3.63
_________________________________________________________________________
BOE—barrel of oil equivalent

Oil and gas operating expense decreased by $88 million for the three months ended March 31, 2016, due to lower nonoperated costs of $40 million primarily in Ghana due to the timing of liftings, lower expenses of $36 million as a result of divestitures in 2015, and lower workover costs of $9 million as a result of reduced activity primarily in the Rockies and the Gulf of Mexico. The related costs per BOE decreased by $0.75 for the three months ended March 31, 2016.
Oil and gas transportation expense decreased by $63 million for the three months ended March 31, 2016, due to lower sales volumes across all areas. The related costs per BOE decreased by $0.41 for the three months ended March 31, 2016, due to lower costs as a result of decreased sales volumes.

	Three Months Ended March 31,
millions	2016	2015
Exploration Expense
Dry hole expense	$11	$29
Impairments of unproved properties	24	980
Geological and geophysical expense	37	22
Exploration overhead and other	54	52
Total exploration expense	$126	$1,083

For the three months ended March 31, 2016, total exploration expense decreased by $957 million.

•
Dry hole expense decreased by $18 million. The Company recognized $11 million in the first quarter of 2016 primarily associated with wells in Colombia and the Gulf of Mexico, compared to $29 million in the first quarter of 2015 primarily associated with wells in Mozambique.

•
Impairments of unproved properties decreased by $956 million primarily due to a $935 million impairment in the first quarter of 2015 related to the Company’s unproved Greater Natural Buttes properties as a result of lower commodity prices.

•	Geological and geophysical expense increased by $15 million due to seismic activities in Colombia in 2016.

	Three Months Ended March 31,
millions except percentages	2016	Inc (Dec) vs. 2015	2015
General and administrative	$449	46%	$307
Depreciation, depletion, and amortization	1,149	(9)	1,256
Other taxes	117	(36)	182
Impairments	16	(99)	2,783
Other operating expense	16	(75)	63

General and administrative expense for the three months ended March 31, 2016, included $203 million of expenses associated with the workforce reduction program. Excluding the workforce reduction expenses, general and administrative expense decreased by $61 million for the three months ended March 31, 2016, primarily due to lower employee-related expenses primarily associated with decreased benefit and bonus plan expenses. See Note 12—Restructuring Charges in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Depreciation, depletion, and amortization expense decreased by $107 million for the three months ended March 31, 2016, primarily due to lower costs for U.S. onshore and midstream properties as a result of 2015 asset impairments and lower 2016 sales volumes associated with U.S. onshore properties and the 2015 divestitures of certain gathering and processing facilities.
Other taxes decreased by $65 million for the three months ended March 31, 2016, primarily due to lower ad valorem taxes of $27 million, lower U.S. severance taxes of $20 million, and lower Algerian exceptional profits taxes of $17 million. These decreases were primarily due to lower commodity prices and lower sales volumes.
Impairment expense for the three months ended March 31, 2015, included $2.3 billion related to the Company’s Greater Natural Buttes oil and gas properties and $445 million for related midstream properties in the Rockies, which were impaired due to lower forecasted commodity prices.
Other operating expense decreased by $47 million for the three months ended March 31, 2016, primarily due to expenses in 2015 for the early termination of a drilling rig.

Other (Income) Expense

	Three Months Ended March 31,
millions	2016	2015
Interest Expense
Debt and other	$258	$254
Capitalized interest	(38)	(38)
Total interest expense	$220	$216

Interest expense for the three months ended March 31, 2016, increased by $4 million, primarily due to higher debt outstanding during 2016.

	Three Months Ended March 31,
millions	2016	2015
(Gains) Losses on Derivatives, net
(Gains) losses on commodity derivatives, net	$(28)	$(53)
(Gains) losses on interest-rate derivatives, net	325	205
Total (gains) losses on derivatives, net	$297	$152

(Gains) losses on derivatives, net represents the changes in fair value of the Company’s derivative instruments as a result of changes in commodity prices and interest rates as well as contract modifications. An interest-rate swap agreement was settled in March 2016, resulting in a cash payment of $193 million.
For additional information, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended March 31,
millions	2016	2015
Other (Income) Expense, net
Interest income	$(3)	$(5)
Other	3	52
Total other (income) expense, net	$—	$47

For the three months ended March 31, 2016, other expense, net decreased by $47 million.

•
Favorable changes in foreign currency gains/losses of $33 million were primarily associated with foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil.

•
As a result of a Chapter 11 bankruptcy declaration by a third party, the U.S. Department of the Interior ordered Anadarko to perform the decommissioning of a production facility and related wells, previously sold to the third party. The Company accrued the costs to decommission the facility and wells in prior years. During the first quarter of 2015, the Company recognized a charge of $22 million for the decommissioning of an additional well.

Income Tax Expense

	Three Months Ended March 31,
millions except percentages	2016	2015
Income tax expense (benefit)	$(383)	$(1,392)
Income (loss) before income taxes	(1,381)	(4,628)
Effective tax rate	28%	30%

The Company reported a loss before income taxes for the three months ended March 31, 2016 and 2015. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2016 and 2015, was primarily attributable to non-deductible Algerian exceptional profits tax for Algerian income tax purposes, the tax impact from foreign operations, and net changes in uncertain tax positions.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended March 31,
millions except percentages	2016	2015
Net income (loss) attributable to noncontrolling interests	$36	$32
Public ownership in WES, limited partnership interest	58.2%	55.1%
Public ownership in WGP, limited partnership interest	12.7%	11.7%

See Note 16—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
millions	2016	2015
Net cash provided by (used in) operating activities	$(137)	$(4,504)
Net cash provided by (used in) investing activities	(973)	(1,925)
Net cash provided by (used in) financing activities	3,119	1,369

Overview  Anadarko believes that its cash on hand, anticipated operating cash flows, and proceeds from expected future asset monetizations will be sufficient to fund the Company’s projected 2016 operational and capital programs. In addition, the Company has available borrowing capacity to supplement its working capital needs. The Company continuously monitors its liquidity needs and evaluates available funding alternatives in light of current and expected conditions. Anadarko has a variety of funding sources available, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements that reduce future capital expenditures, and the Company’s unused credit facilities. In addition, an effective registration statement is available to Anadarko covering the sale of WGP common units owned by the Company.

Effects of Moody’s Credit Rating Downgrade  In February 2016, Standard and Poor’s affirmed Anadarko’s “BBB” long-term debt credit rating and changed the outlook from stable to negative. Later in February 2016, Moody’s Investors Service (Moody’s) lowered the Company’s long-term debt credit rating from “Baa2” to “Ba1,” which is below investment grade. In March 2016, Fitch Ratings affirmed Anadarko’s “BBB” long-term debt credit rating and changed the outlook from stable to negative.
As a result of Moody’s downgrade of Anadarko’s credit rating to a level that is below investment grade, the Company’s credit thresholds with certain derivative counterparties were reduced and in some cases eliminated, which required the Company to increase the amount of collateral posted with derivative counterparties when the Company’s net trading position is a liability in excess of the contractual threshold. No counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.1 billion (net of collateral) at March 31, 2016, and $1.3 billion (net of collateral) at December 31, 2015. The amount of cash posted as collateral pursuant to the contractual requirements applicable to derivative instruments with financial institutions was $420 million at March 31, 2016, and $58 million at December 31, 2015.
The Moody’s credit rating downgrade also increases the likelihood of Anadarko being required to post collateral in the form of letters of credit or cash as financial assurance of its performance under certain contractual arrangements such as pipeline transportation contracts and oil and gas sales contracts. The amount of letters of credit or cash provided as assurance of the Company’s performance under these types of contractual arrangements with respect to credit-risk-related contingent features was $200 million at March 31, 2016, and zero at December 31, 2015.
Also in February 2016, Moody’s downgraded Anadarko’s commercial paper program credit rating, which essentially eliminated the Company’s access to the commercial paper market. As a result, the Company has not issued commercial paper notes since the downgrade.

Operating Activities

One of the primary sources of variability in the Company’s cash flows from operating activities is the fluctuation in commodity prices, the impact of which Anadarko partially mitigates by entering into commodity derivatives. Sales volume changes also impact cash flow, but historically have not been as volatile as commodity prices. Anadarko’s cash flows from operating activities are also impacted by the costs related to operations and interest payments related to the Company’s outstanding debt.
Anadarko’s cash used in operating activities during the three months ended March 31, 2016, was $137 million, which included the $159.5 million payment of the CWA penalty and the payment of $79 million related to severance costs in connection with the workforce reduction program. The Company’s cash used in operating activities for the same period of 2015 was $4.5 billion, which included the $5.2 billion Tronox settlement payment. Excluding the impact of payments for the CWA penalty, severance costs, and the Tronox settlement, operating cash flows for the three months ended March 31, 2016, decreased by $610 million primarily due to decreased sales revenues primarily from lower commodity prices.

Investing Activities

Capital Expenditures  The following presents the Company’s capital expenditures for the three months ended March 31:

millions	2016	2015
Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	$1,022	$1,957
Adjustments for capital expenditures
Changes in capital accruals	(130)	(137)
Other	4	2
Total capital expenditures (1)	$896	$1,822
 ________________________________________________________________________________________

(1)	Includes WES capital expenditures of $140 million for the three months ended March 31, 2016, and $156 million for the three months ended March 31, 2015.

The Company’s capital spending decreased by $926 million for the three months ended March 31, 2016, due to reduced development and exploration activity, which resulted in decreased development costs of $715 million primarily in the Rockies and the Southern and Appalachia Region; lower exploration costs of $128 million primarily in Colombia and Mozambique; and lower gathering, processing, and other costs of $83 million primarily due to lower expenditures for plants and gathering in the Rockies.

Carried-Interest Arrangements  In the third quarter of 2014, the Company entered into a carried-interest arrangement that requires a third party to fund $442 million of Anadarko’s capital costs in exchange for a 34% working interest in the Eaglebine development, located in Southeast Texas. The third-party funding is expected to cover Anadarko’s future capital costs in the development through 2020. At March 31, 2016, $131 million of the $442 million carry obligation had been funded.
In the second quarter of 2013, the Company entered into a carried-interest arrangement that requires a third-party to fund $860 million of Anadarko’s capital costs in exchange for a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. At March 31, 2016, $831 million of the $860 million carry obligation had been funded.

Investments  During the three months ended March 31, 2016, the Company made capital contributions of $30 million for equity investments, which are included in other, net under Investing Activities in the Consolidated Statements of Cash Flows. These contributions were primarily associated with joint ventures for pipelines and marine well containment.

Financing Activities

millions except percentages	March 31, 2016	December 31, 2015
Total debt	$18,751	$15,668
Total equity	14,701	15,457
Debt to total capitalization ratio	56.1%	50.3%

Senior Notes  The following summarizes the Company’s debt activity related to senior notes for the three months ended March 31:

millions	2016	Description
Issuances	$800	4.850% Senior Notes due 2021
	1,100	5.550% Senior Notes due 2026
	1,100	6.600% Senior Notes due 2046

The Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.25 billion of its $2.0 billion 6.375% Senior Notes due September 2017 in April 2016 pursuant to a tender offer and to redeem the $1.750 billion 5.950% Senior Notes due September 2016 in May 2016. The Company paid $114 million in premiums for the early purchase and redemption of these senior notes.

Revolving Credit Facilities  Anadarko has a $3.0 billion five-year senior unsecured revolving credit facility (Five-Year Facility) maturing in January 2021. In addition, in January 2016 the Company replaced its previous $2.0 billion 364-day senior unsecured revolving credit facility with a new $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Facility) that matures in January 2017. The renewal included no changes to covenants or pricing, and the original bank-group fully participated.
WES has a five-year $1.2 billion senior unsecured revolving credit facility maturing in February 2019 (WES RCF), which is expandable to $1.5 billion. In March 2016, WGP entered into a three-year $250 million senior secured revolving credit facility maturing in March 2019 (WGP RCF), which is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions.
The following summarizes the Company’s debt activity related to revolving credit facilities for the three months ended March 31:

millions	2016	Description
Borrowings	$1,350	364-Day Facility
	330	WES RCF
	28	WGP RCF
Repayments	(1,350)	364-Day Facility

Anadarko Credit Facilities  During the three months ended March 31, 2016, borrowings under the 364-Day Facility were primarily used for general corporate purposes. At March 31, 2016, the Company had no outstanding borrowings under the Five-Year Facility or the 364-Day Facility and was in compliance with all covenants therein.

WES and WGP Credit Facilities  During the three months ended March 31, 2016, WES borrowings were primarily used for general corporate purposes, including the funding of a portion of its acquisition of Springfield Pipeline LLC and capital expenditures. At March 31, 2016, WES was in compliance with all covenants contained in its RCF, had outstanding borrowings under its RCF of $630 million at an interest rate of 1.74%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $565 million.
During the three months ended March 31, 2016, WGP borrowings were used to fund the purchase of WES common units. At March 31, 2016, WGP was in compliance with all covenants contained in its RCF, had outstanding borrowings under its RCF of $28 million at an interest rate of 2.69%, and had available borrowing capacity of $222 million.
For additional information on the revolving credit facilities, such as years of maturity, interest rates, and covenants, see Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Commercial Paper Program  The Company has a commercial paper program, which allows for a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Company’s Five-Year Facility. As a result of Moody’s downgrade of Anadarko’s commercial paper program credit rating, the Company’s access to the commercial paper market was essentially eliminated. The Company repaid $250 million of commercial paper notes during the first quarter of 2016 and at March 31, 2016, there were no outstanding borrowings under the commercial paper program. During the three months ended March 31, 2016, maximum outstanding borrowings under the commercial paper program were $906 million and the average borrowings outstanding were $435 million with a weighted-average interest rate of 1.04%. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Debt Maturities  Anadarko may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for other debt or equity securities in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
At March 31, 2016, Anadarko’s scheduled debt maturities during 2016 consisted of $1.750 billion of 5.950% Senior Notes due September 2016, which were redeemed in May 2016, and $25 million of senior amortizing notes associated with the tangible equity units (TEUs). Anadarko’s Zero-Coupon Senior Notes due 2036 (Zero Coupons) can be put to the Company in October of each year, in whole or in part, for the then-accreted value, which will be $839 million at the next put date in October 2016. The Company classified the Zero Coupons as long-term debt on the Company’s Consolidated Balance Sheet at March 31, 2016, as Anadarko has the ability and intent to refinance these obligations using long-term debt, should the put be exercised. At March 31, 2016, Anadarko’s scheduled debt maturities during 2017 consisted of $2.0 billion of 6.375% Senior Notes due September 2017 and $34 million of senior amortizing notes associated with the TEUs. In April 2016, Anadarko purchased and retired $1.25 billion of the 6.375% Senior Notes pursuant to a tender offer and $750 million of the 6.375% Senior Notes remain due in September 2017.
For additional information on the Company’s debt instruments, such as transactions during the period, years of maturity, and interest rates, see Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Tangible Equity Units  During the second quarter of 2015, Anadarko issued 9.2 million 7.50% TEUs at a stated amount of $50.00 per TEU and raised net proceeds of $445 million. Each TEU is comprised of a prepaid equity purchase contract for WGP common units, subject to Anadarko’s right to elect to issue and deliver shares of Anadarko’s common stock in lieu of WGP common units, and a senior amortizing note due in June 2018, which bears interest at the rate of 1.50% per year. For additional information, see Note 7—Tangible Equity Units in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. During the three months ended March 31, 2016, Anadarko repaid $8 million of senior amortizing notes associated with the TEUs.

Derivative Instruments  The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivatives portfolio valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from major credit rating agencies declines to a level that is below investment grade. Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. The amount of cash collateral provided by the Company on its interest-rate derivatives with an other-than-insignificant financing element pursuant to the contractual requirements applicable to derivative instruments with financial institutions was $420 million at March 31, 2016, and $58 million at December 31, 2015. Additionally, an interest-rate swap agreement was settled in March 2016, resulting in a cash payment of $193 million. Anadarko expects additional net cash outlays of $65 million in 2016 related to interest-rate derivative settlements.
For additional information, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and Effects of Moody’s Credit Rating Downgrade above.

Conveyance of Future Hard Minerals Royalty Revenues During the first quarter of 2016, the Company conveyed a limited-term nonparticipating royalty interest in certain of its coal and trona leases to a third party for $413 million, net of transaction costs. For additional information, see Note 10—Conveyance of Future Hard Minerals Royalty Revenues in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Common Stock Dividends  Anadarko paid dividends of $25 million to its common stockholders during the three months ended March 31, 2016, and $139 million during the three months ended March 31, 2015. In response to the current commodity-price environment, the Board decreased the Company’s quarterly dividend from $0.27 per share to $0.05 per share in February 2016. Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders will be determined by the Board on a quarterly basis and is based on earnings, financial conditions, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Equity Transactions  WES has a continuous offering program, which allows the issuance of up to an aggregate of $500 million of WES common units. The remaining amount of WES common units available under this program was $442 million at March 31, 2016. During the three months ended March 31, 2016, WES issued 14 million Series A Preferred units to private investors and raised net proceeds of $440 million. In April 2016, WES issued an additional eight million Series A Preferred units to private investors, pursuant to the full exercise of an option granted in connection with the initial issuance, and raised net proceeds of $248 million.

Distributions to Noncontrolling Interest Owners  WES distributed to its unitholders other than Anadarko and WGP an aggregate of $63 million during the three months ended March 31, 2016, and $54 million during the three months ended March 31, 2015. WES has made quarterly distributions to its unitholders since its initial public offering (IPO) in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.815 per common unit for the first quarter of 2016 (to be paid in May 2016). For the three months ended March 31, 2016, the WES Series A Preferred unitholders will receive a quarterly distribution of $0.68 per unit, prorated for the 18-day period the units were outstanding during the quarter, or an aggregate $1.9 million (to be paid in May 2016).
WGP distributed to its unitholders other than Anadarko an aggregate of $11 million during the three months ended March 31, 2016, and $8 million during the three months ended March 31, 2015. WGP has made quarterly distributions to its unitholders since its IPO in December 2012, and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.42375 per unit for the first quarter of 2016 (to be paid in May 2016).

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion of recent accounting developments affecting the Company.

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

COMMODITY-PRICE RISK  The Company’s most significant market risk relates to prices for oil, natural gas, and NGLs. Management expects energy prices to remain unpredictable and potentially volatile. As energy prices decline or rise significantly, revenues and cash flows are likewise affected. In addition, a non-cash write-down of the Company’s oil and gas properties or goodwill may be required if commodity prices experience a significant decline. Below is a sensitivity analysis for the Company’s commodity-price-related derivative instruments.

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 23 MMBbls of oil, 12 Bcf of natural gas, and 1 MMBbls of NGLs at March 31, 2016, with a net derivative asset position of $200 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $46 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $33 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At March 31, 2016, the Company had a net derivative asset position of $11 million on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

INTEREST-RATE RISK  Borrowings, if any, under each of the 364-Day Facility, the Five-Year Facility, the commercial paper program, the WES RCF, and the WGP RCF are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheets has fixed interest rates. The Company has $2.9 billion of obligations based on the London Interbank Offered Rate (LIBOR) that are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two non-controlled entities. These obligations give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. While a 10% change in LIBOR would not materially impact the Company’s interest cost, it would affect the fair value of outstanding fixed-rate debt.
At March 31, 2016, the Company had a net derivative liability position of $1.6 billion related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would increase (decrease) the aggregate fair value of outstanding interest-rate swap agreements by $82 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

FOREIGN-CURRENCY EXCHANGE-RATE RISK  Anadarko’s operating revenues are denominated in U.S. dollars, and the predominant portion of Anadarko’s capital and operating expenditures are also U.S.-dollar-denominated. Exposure to foreign-currency risk generally arises in connection with project-specific contractual arrangements and other commitments. Near-term foreign-currency-denominated expenditures are primarily in Colombian pesos, British pounds sterling, Mozambican meticais, and Brazilian reais.
The Company also has risk related to exchange-rate changes applicable to cash held in escrow pending final determination of the Company’s Brazilian tax liability for its 2008 divestiture of the Peregrino field offshore Brazil, which is currently under consideration by the Brazilian courts. At March 31, 2016, cash of $96 million was held in escrow.
Management periodically engages in various risk-management activities to mitigate a portion of its exposure to foreign-currency exchange-rate risk. A 10% increase or decrease in the foreign-currency exchange rate would not materially impact the Company’s gain or loss related to foreign currency.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
WGR Operating, LP, a wholly owned subsidiary of the Company, is currently in negotiations with the U.S. Environmental Protection Agency and the state of Wyoming with respect to alleged noncompliance with the leak detection and repair requirements of the Clean Air Act at its Granger, Wyoming facilities. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
See Note 11—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for material developments with respect to matters previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and material matters that have arisen since the filing of such report.

Item 1A.  Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 - 31, 2016	4,357	$36.62	—	$—
February 1 - 29, 2016	64,186	$38.00	—	$—
March 1 - 31, 2016	611,344	$44.39	—	$—
Total	679,887	$43.74	—	$—
 ____________________________________________________________

(1)	During the first quarter of 2016, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share issuances.

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
		(ii)
Officers’ Certificate of Anadarko Petroleum Corporation dated March 17, 2016 establishing the 4.85% Senior Notes due 2021, the 5.55% Senior Notes due 2026, and the 6.60% Senior Notes due 2046, filed as Exhibit 4.1 to Form 8-K filed on March 17, 2016

		(iii)	Form of 4.85% Senior Notes due 2021, filed as Exhibit 4.2 to Form 8-K filed on March 17, 2016
		(iv)	Form of 5.55% Senior Notes due 2026, filed as Exhibit 4.3 to Form 8-K filed on March 17, 2016
		(v)	Form of 6.60% Senior Notes due 2046, filed as Exhibit 4.4 to Form 8-K filed on March 17, 2016
	10	(i)	First Amendment to Anadarko Petroleum Corporation 2008 Director Compensation Plan, dated February 8, 2016, filed as Exhibit 10 (xli) to Form 10-K filed on February 17, 2016
		(ii)
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

*		(iii)	Form of Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan Annual Deferred Shares (2016)
*		(iv)	Terms and Conditions of Elective Deferred Share Awards for Anadarko Petroleum Corporation 2008 Director Compensation Plan
*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer
*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer
**	32		Section 1350 Certifications
*	101	.INS	XBRL Instance Document
*	101	.SCH	XBRL Schema Document
*	101	.CAL	XBRL Calculation Linkbase Document
*	101	.DEF	XBRL Definition Linkbase Document
*	101	.LAB	XBRL Label Linkbase Document
*	101	.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 2, 2016	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer