Form 10-Q
period 2016-06-30
ANADARKO PETROLEUM CORP
filed 2016-07-26
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at July 15, 2016, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	510,457,469

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2016	2015	2016	2015
Revenues and Other
Oil and condensate sales	$1,125	$1,616	$1,975	$3,035
Natural-gas sales	320	487	686	1,128
Natural-gas liquids sales	235	229	413	461
Gathering, processing, and marketing sales	305	305	545	598
Gains (losses) on divestitures and other, net	(70)	(1)	(30)	(265)
Total	1,915	2,636	3,589	4,957
Costs and Expenses
Oil and gas operating	202	226	410	522
Oil and gas transportation	246	283	488	588
Exploration	76	103	202	1,186
Gathering, processing, and marketing	252	255	467	509
General and administrative	305	278	754	585
Depreciation, depletion, and amortization	984	1,214	2,133	2,470
Other taxes	157	151	274	333
Impairments	18	30	34	2,813
Other operating expense	7	6	23	69
Total	2,247	2,546	4,785	9,075
Operating Income (Loss)	(332)	90	(1,196)	(4,118)
Other (Income) Expense
Interest expense	217	201	437	417
Loss on early extinguishment of debt	124	—	124	—
(Gains) losses on derivatives, net	307	(311)	604	(159)
Other (income) expense, net	(55)	15	(55)	62
Tronox-related contingent loss	—	—	—	5
Total	593	(95)	1,110	325
Income (Loss) Before Income Taxes	(925)	185	(2,306)	(4,443)
Income tax expense (benefit)	(314)	77	(697)	(1,315)
Net Income (Loss)	(611)	108	(1,609)	(3,128)
Net income (loss) attributable to noncontrolling interests	81	47	117	79
Net Income (Loss) Attributable to Common Stockholders	$(692)	$61	$(1,726)	$(3,207)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(1.36)	$0.12	$(3.39)	$(6.32)
Net income (loss) attributable to common stockholders—diluted	$(1.36)	$0.12	$(3.39)	$(6.32)
Average Number of Common Shares Outstanding—Basic	510	508	510	507
Average Number of Common Shares Outstanding—Diluted	510	509	510	507
Dividends (per common share)	$0.05	$0.27	$0.10	$0.54

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2016	2015	2016	2015
Net Income (Loss)	$(611)	$108	$(1,609)	$(3,128)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	2	3	5	5
Income taxes on reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	(1)	(1)	(2)	(2)
Total adjustments for derivative instruments, net of taxes	1	2	3	3
Adjustments for pension and other postretirement plans
Net gain (loss) incurred during period	(24)	—	(190)	—
Income taxes on net gain (loss) incurred during period	9	—	70	—
Prior service credit (cost) incurred during period	—	—	(1)	—
Income taxes on prior service credit (cost) incurred during period	—	—	1	—
Amortization of net actuarial (gain) loss to general and administrative expense	34	13	42	26
Income taxes on amortization of net actuarial (gain) loss to general and administrative expense	(13)	(5)	(16)	(9)
Amortization of net prior service (credit) cost to general and administrative expense	(6)	1	(21)	1
Income taxes on amortization of net prior service (credit) cost to general and administrative expense	3	—	8	—
Total adjustments for pension and other postretirement plans, net of taxes	3	9	(107)	18
Total	4	11	(104)	21
Comprehensive Income (Loss)	(607)	119	(1,713)	(3,107)
Comprehensive income (loss) attributable to noncontrolling interests	81	47	117	79
Comprehensive Income (Loss) Attributable to Common Stockholders	$(688)	$72	$(1,830)	$(3,186)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

millions	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents ($160 and $100 related to VIEs)	$1,394	$939
Accounts receivable (net of allowance of $13 and $11)
Customers ($67 and $81 related to VIEs)	770	652
Others ($76 and $84 related to VIEs)	730	1,817
Other current assets	318	573
Total	3,212	3,981
Properties and Equipment
Cost	69,610	70,683
Less accumulated depreciation, depletion, and amortization	37,265	36,932
Net properties and equipment ($5,002 and $4,859 related to VIEs)	32,345	33,751
Other Assets ($621 and $644 related to VIEs)	2,239	2,268
Goodwill and Other Intangible Assets ($1,237 and $1,220 related to VIEs)	6,237	6,331
Total Assets	$44,033	$46,331

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable ($172 and $179 related to VIEs)	$2,200	$2,850
Current asset retirement obligations	221	309
Interest payable	242	247
Other taxes payable ($21 and $18 related to VIEs)	282	318
Accrued expenses	267	424
Short-term debt	32	32
Total	3,244	4,180
Long-term Debt	15,641	15,636
Other Long-term Liabilities
Deferred income taxes	4,686	5,400
Asset retirement obligations ($135 and $127 related to VIEs)	1,726	1,750
Other	4,136	3,908
Total	10,548	11,058

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 531.2 million and 528.3 million shares issued)	53	52
Paid-in capital	9,638	9,265
Retained earnings	3,103	4,880
Treasury stock (20.7 million and 20.0 million shares)	(1,026)	(995)
Accumulated other comprehensive income (loss)	(487)	(383)
Total Stockholders’ Equity	11,281	12,819
Noncontrolling interests	3,319	2,638
Total Equity	14,600	15,457
Total Liabilities and Equity	$44,033	$46,331
__________________________________________________________________
Parenthetical references reflect amounts as of June 30, 2016, and December 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2015	$52	$9,265	$4,880	$(995)	$(383)	$2,638	$15,457
Net income (loss)	—	—	(1,726)	—	—	117	(1,609)
Common stock issued	1	108	—	—	—	—	109
Dividends—common stock	—	—	(51)	—	—	—	(51)
Repurchase of common stock	—	—	—	(31)	—	—	(31)
Subsidiary equity transactions	—	265	—	—	—	723	988
Distributions to noncontrolling interest owners	—	—	—	—	—	(159)	(159)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	3	—	3
Adjustments for pension and other postretirement plans	—	—	—	—	(107)	—	(107)
Balance at June 30, 2016	$53	$9,638	$3,103	$(1,026)	$(487)	$3,319	$14,600

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
millions	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(1,609)	$(3,128)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	2,133	2,470
Deferred income taxes	(820)	(1,187)
Dry hole expense and impairments of unproved properties	45	1,040
Impairments	34	2,813
(Gains) losses on divestitures, net	102	425
Loss on early extinguishment of debt	124	—
Total (gains) losses on derivatives, net	610	(158)
Operating portion of net cash received (paid) in settlement of derivative instruments	165	172
Other	203	74
Changes in assets and liabilities
Tronox-related contingent liability	—	(5,210)
(Increase) decrease in accounts receivable	922	(105)
Increase (decrease) in accounts payable and accrued expenses	(717)	(198)
Other items, net	(100)	(269)
Net cash provided by (used in) operating activities	1,092	(3,261)
Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	(1,879)	(3,501)
Divestitures of properties and equipment and other assets	900	700
Other, net	14	16
Net cash provided by (used in) investing activities	(965)	(2,785)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	5,275	4,787
Repayments of debt	(5,425)	(3,857)
Financing portion of net cash received (paid) for derivative instruments	(727)	(77)
Increase (decrease) in outstanding checks	(159)	(109)
Dividends paid	(51)	(277)
Repurchase of common stock	(31)	(37)
Issuance of common stock, including tax benefit on share-based compensation awards	30	19
Sale of subsidiary units	1,163	187
Issuance of tangible equity units — equity component	—	348
Distributions to noncontrolling interest owners	(159)	(135)
Proceeds from conveyance of future hard minerals royalty revenues, net of transaction costs	413	—
Net cash provided by (used in) financing activities	329	849
Effect of Exchange Rate Changes on Cash	(1)	1
Net Increase (Decrease) in Cash and Cash Equivalents	455	(5,196)
Cash and Cash Equivalents at Beginning of Period	939	7,369
Cash and Cash Equivalents at End of Period	$1,394	$2,173

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

Basis of Presentation  The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP). Certain prior-period amounts have been reclassified to conform to the current-year presentation. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Consolidated Financial Statements include the accounts of Anadarko and subsidiaries in which Anadarko holds, directly or indirectly, more than 50% of the voting rights and variable interest entities (VIEs) for which Anadarko is the primary beneficiary. All intercompany transactions have been eliminated. Undivided interests in oil and natural-gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in noncontrolled entities over which Anadarko has the ability to exercise significant influence over operating and financial policies and VIEs for which Anadarko is not the primary beneficiary are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for the Company’s proportionate share of earnings, losses, and distributions. Other investments are carried at original cost. Investments accounted for using the equity method and cost method are reported as a component of other assets.

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
The FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The Company adopted this ASU on January 1, 2016. In accordance with the new ASU, Western Gas Equity Partners, LP (WGP) and Western Gas Partners, LP (WES), publicly traded consolidated subsidiaries of the Company, are considered VIEs for which the Company is the primary beneficiary. Prior to adoption of the ASU, WGP and WES were consolidated by the Company under the voting interest model. After adoption, WGP and WES were consolidated by the Company under the variable interest model. While this ASU requires additional financial statement disclosure, it has no impact on the Company’s consolidated results of operations, cash flows, or financial position. See Note 17—Variable Interest Entities.
The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU will simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. This ASU is effective for annual and interim periods beginning in 2017 with early adoption permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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
The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes current revenue recognition requirements and industry-specific guidance. The codification was amended through additional ASUs and, as amended, requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company is required to adopt the new standard in the first quarter of 2018 using one of two retrospective application methods. The Company is continuing to evaluate the provisions of this ASU and has not determined the impact this standard may have on its consolidated financial statements and related disclosures or decided upon the method of adoption.

2. Inventories

The following summarizes the major classes of inventories included in other current assets:

millions	June 30, 2016	December 31, 2015
Oil	$111	$116
Natural gas	28	36
NGLs	77	64
Total inventories	$216	$216

3. Divestitures and Assets Held for Sale

For the six months ended June 30, 2016, the Company received $900 million in net proceeds from divestitures and recognized net losses of $102 million from divestitures and assets held for sale.

Divestitures The following divestitures primarily related to assets that were included in the oil and gas exploration and production reporting segment:

•	The Company sold certain U.S. onshore assets in East Texas/Louisiana with a sales price of $107 million, for net proceeds of $99 million, and recognized a gain of $13 million.

•	The Company sold certain U.S. onshore assets in West Texas for net proceeds of $138 million, with no gain or loss recognized.

•	The Company sold certain U.S. onshore assets in the Rockies for net proceeds of $593 million, and recognized a loss of $53 million.

Assets Held for Sale Certain U.S. onshore assets included in the oil and gas exploration and production and midstream reporting segments satisfied criteria to be considered held for sale during the second quarter of 2016, at which time the Company remeasured them to their current fair value using a market approach and Level 2 fair-value measurement and recognized a loss of $50 million. The sale of these assets is expected to close in the third quarter of 2016.
Gains and losses on assets held for sale are included in gains (losses) on divestitures and other, net in the Company’s Consolidated Statements of Income. At June 30, 2016, the balances of assets and liabilities associated with assets held for sale were not material.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Impairments

Impairments of long-lived assets are included in impairment expense in the Company’s Consolidated Statements of Income. The following summarizes impairments of long-lived assets and the related post-impairment fair values by segment:

	Three Months Ended		Six Months Ended
millions	Impairment	Fair Value (1)	Impairment	Fair Value (1)
June 30, 2016
Oil and gas exploration and production
Long-lived assets held for use
U.S. onshore properties	$—	$—	$4	$585
Gulf of Mexico properties	1	—	2	—
Cost-method investment (2)	1	32	2	32
Midstream
Long-lived assets held for use	11	2	21	5
Other
Long-lived assets held for use	5	1	5	1
Total	$18	$35	$34	$623

June 30, 2015
Oil and gas exploration and production
Long-lived assets held for use
U.S. onshore properties	$4	$12	$2,303	$1,303
Gulf of Mexico properties	17	—	25	—
Cost-method investment (2)	1	32	1	32
Midstream
Long-lived assets held for use	8	199	484	202
Total	$30	$243	$2,813	$1,537
__________________________________________________________________

(1)	Measured as of the impairment date using the income approach and Level 3 inputs.

(2)	Represents the after-tax net investment.

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
It is reasonably possible that prolonged low or further declines in commodity prices, changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in future impairments.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $1.2 billion at June 30, 2016, and $1.1 billion at December 31, 2015. The increase in suspended exploratory well costs during 2016 is primarily related to the capitalization of costs associated with appraisal activities in Côte d’Ivoire. There were no material charges to exploration expense during the six months ended June 30, 2016, related to suspended exploratory well costs previously capitalized for a period greater than one year since the completion of drilling at December 31, 2015. Projects with suspended exploratory well costs are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development and where management is actively pursuing efforts to assess whether reserves can be attributed to these projects. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time.

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
Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to interest-rate changes. The fair value of the Company’s current interest-rate swap portfolio is subject to changes in interest rates.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of New York Mercantile Exchange (NYMEX) West Texas Intermediate and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The natural-gas prices listed below are NYMEX Henry Hub prices. The NGLs prices listed below are Oil Price Information Services prices. The following is a summary of the Company’s derivative instruments related to oil and natural-gas production/processing derivative activities at June 30, 2016:

	2016 Settlement	2017 Settlement	2018 Settlement
Oil
Three-Way Collars (MBbls/d)	83	—	—
Average price per barrel
Ceiling sold price (call)	$63.82	$—	$—
Floor purchased price (put)	$54.46	$—	$—
Floor sold price (put)	$42.77	$—	$—
Natural Gas
Three-Way Collars (thousand MMBtu/d)	—	682	250
Average price per MMBtu
Ceiling sold price (call)	$—	$3.60	$3.54
Floor purchased price (put)	$—	$2.75	$2.75
Floor sold price (put)	$—	$2.00	$2.00
Fixed-Price Contracts (thousand MMBtu/d)	14	32	—
Average price per MMBtu	$2.38	$3.14	$—
NGLs
Fixed-Price Contracts (MBbls/d)	—	2	—
Average price per barrel	$—	$15.84	$—
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

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 5 billion cubic feet (Bcf) at June 30, 2016, and 8 Bcf at December 31, 2015, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

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
At June 30, 2016, the Company had outstanding interest-rate swaps with a notional amount of $1.7 billion due prior to or at September 2021 that will manage interest-rate risk associated with the potential refinancing of the Company’s $900 million Senior Notes due 2019 and the Zero-Coupon Senior Notes due 2036 (Zero Coupons), should the Zero Coupons be put to the Company prior to the swap termination dates. At the next put date in October 2016, the accreted value of the Zero Coupons will be $839 million. See Note 8—Debt and Interest Expense. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions, or settle or amend, certain or all of the currently outstanding interest-rate swaps.
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
The Company had the following outstanding interest-rate swaps at June 30, 2016:

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	June 30,	December 31,	June 30,	December 31,
Balance Sheet Classification	2016	2015	2016	2015
Commodity derivatives
Other current assets	$111	$462	$(29)	$(177)
Other assets	10	8	—	—
Accrued expenses	4	—	(30)	(3)
Other liabilities	2	—	(15)	—
	127	470	(74)	(180)
Interest-rate derivatives
Other current assets	3	2	—	—
Other assets	15	54	—	—
Accrued expenses	—	—	(99)	(54)
Other liabilities	—	—	(1,749)	(1,488)
	18	56	(1,848)	(1,542)
Total derivatives	$145	$526	$(1,922)	$(1,722)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions	Three Months Ended June 30,		Six Months Ended June 30,
Classification of (Gain) Loss Recognized	2016	2015	2016	2015
Commodity derivatives
Gathering, processing, and marketing sales (1)	$4	$1	$6	$1
(Gains) losses on derivatives, net	94	1	66	(52)
Interest-rate derivatives
(Gains) losses on derivatives, net	213	(312)	538	(107)
Total (gains) losses on derivatives, net	$311	$(310)	$610	$(158)
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

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
The Company has netting agreements with financial institutions that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and routinely exercises its contractual right to offset gains and losses when settling with derivative counterparties. In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across derivative types. At June 30, 2016, $100 million of the Company’s $1.922 billion gross derivative liability balance, and at December 31, 2015, $347 million of the Company’s $1.722 billion gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from major credit rating agencies declines to a level that is below investment grade. In February 2016, Moody’s Investors Service (Moody’s) downgraded the Company’s long-term debt credit rating from “Baa2” to “Ba1,” which is below investment grade. The downgrade triggered credit-risk-related features with certain derivative counterparties and required the Company to post collateral under its derivative instruments. The amount of cash posted as collateral pursuant to the contractual requirements applicable to derivative instruments with financial institutions was $599 million at June 30, 2016, and $58 million at December 31, 2015. No counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.3 billion (net of collateral) at each of June 30, 2016, and December 31, 2015.

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
The following summarizes the fair value of the Company’s derivative assets and liabilities by input level within the fair-value hierarchy:

millions
June 30, 2016	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives	$1	$126	$—	$(35)	$—	$92
Interest-rate derivatives	—	18	—	—	—	18
Total derivative assets	$1	$144	$—	$(35)	$—	$110
Liabilities
Commodity derivatives	$(4)	$(70)	$—	$35	$5	$(34)
Interest-rate derivatives	—	(1,848)	—	—	592	(1,256)
Total derivative liabilities	$(4)	$(1,918)	$—	$35	$597	$(1,290)

December 31, 2015
Assets
Commodity derivatives	$10	$460	$—	$(178)	$(8)	$284
Interest-rate derivatives	—	56	—	—	—	56
Total derivative assets	$10	$516	$—	$(178)	$(8)	$340
Liabilities
Commodity derivatives	$(1)	$(179)	$—	$178	$—	$(2)
Interest-rate derivatives	—	(1,542)	—	—	58	(1,484)
Total derivative liabilities	$(1)	$(1,721)	$—	$178	$58	$(1,486)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Tangible Equity Units

In June 2015, the Company issued 9.2 million 7.50% tangible equity units (TEUs) at a stated amount of $50.00 per TEU for net proceeds of $445 million. Each TEU is comprised of a prepaid equity purchase contract for common units of WGP and a senior amortizing note. Subsequent to issuance, each TEU may be legally separated into the two components. The prepaid equity purchase contract is considered a freestanding financial instrument, indexed to WGP common units, and meets the conditions for equity classification. The prepaid equity purchase contracts are included in noncontrolling interests, net of issuance costs, and the senior amortizing notes are included in short-term debt and long-term debt on the Company’s Consolidated Balance Sheets.

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

8. Debt and Interest Expense

Debt Activity  The following summarizes the Company’s debt activity, after eliminating the effect of intercompany transactions, during the six months ended June 30, 2016:

	Carrying Value
millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated	Description
Balance at December 31, 2015	$2,691	$—	$12,957	$15,648
Issuances	—	—	794	794	4.850% Senior Notes due 2021
	—	—	1,088	1,088	5.550% Senior Notes due 2026
	—	—	1,088	1,088	6.600% Senior Notes due 2046
Borrowings	—	—	1,750	1,750	364-Day Facility
	530	—	—	530	WES RCF
	—	28	—	28	WGP RCF
Repayments	—	—	(1,749)	(1,749)	5.950% Senior Notes due 2016
	—	—	(1,245)	(1,245)	6.375% Senior Notes due 2017
	—	—	(1,750)	(1,750)	364-Day Facility
	(290)	—	—	(290)	WES RCF
	—	—	(250)	(250)	Commercial paper notes, net
	—	—	(17)	(17)	TEUs - senior amortizing notes
Other, net	1	—	27	28	Amortization of discounts, premiums, and debt issuance costs
Balance at June 30, 2016	$2,932	$28	$12,693	$15,653
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Debt  The Company’s outstanding debt, excluding the capital lease obligation and any borrowings under the WGP revolving credit facility, is senior unsecured. The following summarizes the Company’s outstanding debt after eliminating the effect of intercompany transactions:

millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated
June 30, 2016
Total borrowings at face value	$2,960	$28	$14,325	$17,313
Net unamortized discounts, premiums, and debt issuance costs (3)	(28)	—	(1,632)	(1,660)
Total borrowings	2,932	28	12,693	15,653
Capital lease obligation	—	—	20	20
Less short-term debt	—	—	32	32
Total long-term debt	$2,932	$28	$12,681	$15,641

December 31, 2015
Total borrowings at face value	$2,720	$—	$14,592	$17,312
Net unamortized discounts, premiums, and debt issuance costs (3)	(29)	—	(1,635)	(1,664)
Total borrowings	2,691	—	12,957	15,648
Capital lease obligation	—	—	20	20
Less short-term debt	—	—	32	32
Total long-term debt	$2,691	$—	$12,945	$15,636
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

(3)
Unamortized discounts, premiums, and debt issuance costs are amortized over the term of the related debt. Debt issuance costs related to revolving credit facilities are included in other current assets and other assets on the Company’s Consolidated Balance Sheets.

During the second quarter of 2016, the Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.250 billion of its $2.0 billion 6.375% Senior Notes due September 2017 pursuant to a tender offer and to redeem its $1.750 billion 5.950% Senior Notes due September 2016. The Company recognized a loss of $124 million for the early retirement and redemption of these senior notes, which included $114 million of premiums paid.
Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value, which will be $839 million at the next put date in October 2016. Anadarko’s Zero Coupons were classified as long-term debt on the Company’s Consolidated Balance Sheet at June 30, 2016, as the Company has the ability and intent to refinance these obligations using long-term debt, should the put be exercised.

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $17.2 billion at June 30, 2016, and $15.7 billion at December 31, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Anadarko Revolving Credit Facilities and Commercial Paper Program  Anadarko has a $3.0 billion five-year senior unsecured revolving credit facility maturing in January 2021 (Five-Year Facility). In addition, in January 2016 the Company replaced its previous $2.0 billion 364-day senior unsecured revolving credit facility with a new $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Facility), on identical terms, that will mature in January 2017. At June 30, 2016, the Company had no outstanding borrowings under the Five-Year Facility or the 364-Day Facility and was in compliance with all related covenants.
In January 2015, the Company initiated a commercial paper program, which allows for a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Five-Year Facility. The maturities of the commercial paper notes may vary, but may not exceed 397 days. In February 2016, Moody’s downgraded the Company’s commercial paper program credit rating, which essentially eliminated the Company’s access to the commercial paper market. As a result, the Company has not issued commercial paper notes since the downgrade. At June 30, 2016, the Company had no outstanding borrowings under the commercial paper program.

WES and WGP Borrowings  WES has a five-year $1.2 billion senior unsecured revolving credit facility maturing in February 2019 (WES RCF), which is expandable to $1.5 billion. At June 30, 2016, WES had outstanding borrowings under its RCF of $540 million at an interest rate of 1.77%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $655 million. At June 30, 2016, WES was in compliance with all related covenants.
In March 2016, WGP entered into a three-year $250 million senior secured revolving credit facility maturing in March 2019 (WGP RCF), which is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. Obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES), as well as all equity interests owned by WGP. Borrowings under the WGP RCF bear interest at LIBOR (with a floor of 0%), plus applicable margins ranging from 2.00% to 2.75% depending on WGP’s consolidated leverage ratio, or at a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%, in each case plus applicable margins ranging from 1.00% to 1.75% based upon WGP’s consolidated leverage ratio. At June 30, 2016, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 2.72%, had available borrowing capacity of $222 million, and was in compliance with all related covenants.
In July 2016, WES completed a public offering of $500 million aggregate principal amount of 4.650% Senior Notes due July 2026. Net proceeds were used to repay a portion of the amount outstanding under the WES RCF.

Interest Expense  The following summarizes interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2016	2015	2016	2015
Debt and other	$259	$244	$517	$498
Capitalized interest	(42)	(43)	(80)	(81)
Total interest expense	$217	$201	$437	$417

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2016	2015	2016	2015
Income tax expense (benefit)	$(314)	$77	$(697)	$(1,315)
Income (loss) before income taxes	(925)	185	(2,306)	(4,443)
Effective tax rate	34%	42%	30%	30%

The Company reported a loss before income taxes for the three and six months ended June 30, 2016, and the six months ended June 30, 2015. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The variance from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2016 and 2015, was primarily attributable to the non-deductible Algerian exceptional profits tax for Algerian income tax purposes and the tax impact from foreign operations. In addition, the decrease from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2016, was attributable to non-deductible goodwill related to divestitures and net changes in uncertain tax positions.
At June 30, 2016, the Company’s Consolidated Balance Sheet included a $192 million tax receivable included in accounts receivable—others.

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
Proceeds from this transaction have been accounted for as deferred revenues and are included in accrued expenses and other long-term liabilities on the Company’s Consolidated Balance Sheet. The deferred revenues will be amortized to other revenues, included in gains (losses) on divestitures and other, net on a unit-of-revenue basis over the term of the agreement. During the six months ended June 30, 2016, the Company amortized $19 million of deferred revenues as a result of this agreement. Proceeds from the transaction and payments to the third party are reported in financing activities in the Company’s Consolidated Statement of Cash Flows.
The Company will make the first payment for royalties in September 2016. The specified future amounts that the Company expects to pay and the payment timing are subject to change based upon the actual royalties received by the Company during the term of the conveyance. The following summarizes the future amounts, prior to the 3% to 4% of any excess described above, that the Company expects to pay:

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Restructuring Charges

In the first quarter of 2016, the Company initiated a workforce reduction program to align the size and composition of Anadarko’s workforce with the Company’s expected future operating and capital plans. Employee notifications related to the workforce reduction program were completed by June 30, 2016. All restructuring charges will be recognized in 2016, with the exception of approximately $10 million of expense for retirement benefits expected to be recognized in the first quarter of 2017. The following summarizes the total expected restructuring charges and the amounts expensed during the three and six months ended June 30, 2016, which are included in general and administrative expenses in the Company’s Consolidated Statements of Income:

millions	Total Expected Costs	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Costs by category
Cash severance	$153	$15	$146
Retirement benefits (1)	220	27	76
Share-based compensation	34	6	29
Total	$407	$48	$251
__________________________________________________________________

(1)	Includes termination benefits, curtailments, and settlements. See Note 13—Pension Plans and Other Postretirement Benefits.

The following summarizes the changes in the cash severance-related liability included in accounts payable on the Company’s Consolidated Balance Sheet:

millions	2016
Balance at January 1	$—
Accruals	146
Payments	(126)
Balance at June 30	$20

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

	Pension Benefits		Other Benefits
millions	2016	2015	2016	2015
Three Months Ended June 30
Service cost	$23	$29	$—	$2
Interest cost	23	26	3	4
Expected return on plan assets	(24)	(28)	—	—
Amortization of net actuarial loss (gain)	10	13	—	—
Amortization of net prior service cost (credit)	—	—	(6)	1
Settlement expense	24	—	—	—
Curtailment expense	—	—	3	—
Net periodic benefit cost	$56	$40	$—	$7

Six Months Ended June 30
Service cost	$49	$59	$1	$5
Interest cost	49	51	6	8
Expected return on plan assets	(51)	(55)	—	—
Amortization of net actuarial loss (gain)	18	26	—	—
Amortization of net prior service cost (credit)	—	—	(12)	1
Settlement expense	24	—	—	—
Termination benefits expense	44	—	—	—
Curtailment expense	8	—	—	—
Net periodic benefit cost	$141	$81	$(5)	$14

The Company’s workforce reduction program resulted in remeasurements of its pension and other postretirement benefit obligations during 2016. The remeasurements resulted in increases in the benefit obligation of $171 million for the pension benefit plans and $23 million for the other postretirement benefit plans, with a corresponding decrease in other comprehensive income.
At December 31, 2015, total expected contributions related to unfunded pension plans were $25 million for 2016. The Company expects to contribute an additional $82 million in 2016 and $23 million in 2017 to unfunded pension plans primarily related to the workforce reduction program. See Note 12—Restructuring Charges.

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
The following provides a reconciliation between basic and diluted earnings per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2016	2015	2016	2015
Net income (loss)
Net income (loss) attributable to common stockholders	$(692)	$61	$(1,726)	$(3,207)
Income (loss) effect of TEUs	(2)	—	(3)	—
Less distributions on participating securities	—	1	—	2
Basic	$(694)	$60	$(1,729)	$(3,209)
Income (loss) effect of TEUs	(1)	—	(1)	—
Diluted	$(695)	$60	$(1,730)	$(3,209)
Shares
Average number of common shares outstanding—basic	510	508	510	507
Dilutive effect of stock options	—	1	—	—
Average number of common shares outstanding—diluted	510	509	510	507
Excluded due to anti-dilutive effect	11	6	10	11
Net income (loss) per common share
Basic	$(1.36)	$0.12	$(3.39)	$(6.32)
Diluted	$(1.36)	$0.12	$(3.39)	$(6.32)

15. Accumulated Other Comprehensive Income (Loss)

The following summarizes the after-tax changes in the balances of accumulated other comprehensive income (loss):

millions	Interest-rate Derivatives Previously Subject to Hedge Accounting	Pension and Other Postretirement Plans	Total
Balance at December 31, 2015	$(42)	$(341)	$(383)
Other comprehensive income (loss), before reclassifications	—	(120)	(120)
Reclassifications to Consolidated Statement of Income	3	13	16
Balance at June 30, 2016	$(39)	$(448)	$(487)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Noncontrolling Interests

WES, a publicly traded consolidated subsidiary, is a limited partnership formed by Anadarko to acquire, own, develop, and operate midstream assets. During the first quarter of 2016, WES issued 14 million Series A Preferred units to private investors for net proceeds of $440 million, and issued 1.3 million common units to the Company. Proceeds from these issuances were used to acquire interests in Springfield Pipeline LLC from the Company. During the second quarter of 2016, WES issued an additional eight million Series A Preferred units to private investors, pursuant to the full exercise of an option granted in connection with the initial issuance, and raised net proceeds of $247 million.
Class C units issued to Anadarko will receive quarterly distributions in the form of additional Class C units until the end of 2017, unless WES elects to convert the units to common units earlier or Anadarko elects to extend the conversion date. WES distributed 534 thousand Class C units to Anadarko during the six months ended June 30, 2016, and 498 thousand Class C units to Anadarko during 2015. During 2015, WES issued approximately 874 thousand common units to the public for net proceeds of $57 million.
WGP, a publicly traded consolidated subsidiary, is a limited partnership formed by Anadarko to own partnership interests in WES. During the three months ended June 30, 2016, Anadarko sold 12.5 million of its WGP common units to the public for net proceeds of $476 million. At June 30, 2016, Anadarko’s ownership interest in WGP consisted of an 81.6% limited partner interest and the entire non-economic general partner interest. The remaining 18.4% limited partner interest in WGP was owned by the public.
At June 30, 2016, WGP’s ownership interest in WES consisted of a 30.0% limited partner interest, the entire 1.5% general partner interest, and all of the WES incentive distribution rights. At June 30, 2016, Anadarko also owned an 8.4% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 60.1% limited partner interest in WES was owned by the public.

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
All outstanding debt for WES at June 30, 2016, and December 31, 2015, including any borrowings under the WES RCF, is recourse to WES’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. All outstanding debt for WGP at June 30, 2016, and December 31, 2015, including any borrowings under the WGP RCF, is recourse to WGP’s general partner, which is a wholly owned subsidiary of the Company. See Note 8—Debt and Interest Expense for additional information on WGP and WES long-term debt balances.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Variable Interest Entities (Continued)

Financial Support Provided to VIEs Concurrent with the closing of its May 2008 initial public offering, WES loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES was $4 million for each of the three months ended June 30, 2016 and 2015, and $8 million for each of the six months ended June 30, 2016 and 2015. The note receivable and related interest income are eliminated in consolidation.
In March 2015, WES acquired the Company’s interest in Delaware Basin JV Gathering LLC. The acquisition was financed using a deferred purchase price obligation which requires a cash payment from WES to the Company due on March 31, 2020. The net present value of this obligation was $29 million at June 30, 2016, and $189 million at December 31, 2015.
In order to reduce WES’s exposure to a majority of the commodity-price risk inherent in certain of their contracts, Anadarko has commodity price swap agreements in place with WES expiring in 2016. WES has recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for the amount by which the swap price exceeds the applicable market price. WES recorded a $16 million capital contribution from Anadarko for the six months ended June 30, 2016, and a capital contribution of zero for the six months ended June 30, 2015.

18. Supplemental Cash Flow Information

The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing activities:

	Six Months Ended June 30,
millions	2016	2015
Cash paid (received)
Interest, net of amounts capitalized (1)	$427	$1,621
Income taxes, net of refunds (2)	(883)	6
Non-cash investing activities
Fair value of properties and equipment from non-cash transactions	$3	$126
Asset retirement cost additions	49	90
Accruals of property, plant, and equipment	505	901
Net liabilities assumed (divested) in acquisitions and divestitures	(36)	(29)
Non-cash investing and financing activities
Floating production, storage, and offloading vessel construction period obligation	$11	$43
__________________________________________________________________

(1)	Includes $1.2 billion of interest related to the Tronox settlement payment in 2015.

(2)	Includes $881 million from a tax refund related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback.

19. Segment Information

Anadarko’s business segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. The Company’s three reporting segments are oil and gas exploration and production, midstream, and marketing. The oil and gas exploration and production segment explores for and produces oil, condensate, natural gas, and NGLs and plans for the development and operation of the Company’s LNG project in Mozambique. The midstream segment engages in gathering, processing, treating, and transporting Anadarko and third-party oil, condensate, natural-gas, and NGLs production. The midstream reporting segment consists of two operating segments, WES and other midstream, which are aggregated into one reporting segment due to similar financial and operating characteristics. The marketing segment sells much of Anadarko’s oil, condensate, natural-gas, and NGLs production as well as third-party purchased volumes.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Segment Information (Continued)

To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; gains (losses) on divestitures, net; exploration expense; depreciation, depletion, and amortization (DD&A); impairments; interest expense; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; and certain items not related to the Company’s normal operations, less net income (loss) attributable to noncontrolling interests. During the periods presented, items not related to the Company’s normal operations included restructuring charges related to the workforce reduction program included in general and administrative expenses, Deepwater Horizon settlement and related costs included in other operating expenses, loss on early extinguishment of debt, Tronox-related contingent loss, and certain other nonoperating items included in other (income) expense, net. The Company’s definition of Adjusted EBITDAX excludes gains (losses) on divestitures, net and exploration expense as they are not indicators of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Finally, net income (loss) attributable to noncontrolling interests is excluded from the Company’s measure of Adjusted EBITDAX because it represents earnings that are not attributable to the Company’s common stockholders.
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

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2016	2015	2016	2015
Income (loss) before income taxes	$(925)	$185	$(2,306)	$(4,443)
(Gains) losses on divestitures, net	104	91	102	425
Exploration expense	76	103	202	1,186
DD&A	984	1,214	2,133	2,470
Impairments	18	30	34	2,813
Interest expense	217	201	437	417
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	371	(229)	775	14
Restructuring charges	48	—	251	—
Other operating expense	—	—	1	4
Loss on early extinguishment of debt	124	—	124	—
Tronox-related contingent loss	—	—	—	5
Certain other nonoperating items	(56)	—	(56)	22
Less net income (loss) attributable to noncontrolling interests	81	47	117	79
Consolidated Adjusted EBITDAX	$880	$1,548	$1,580	$2,834

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Segment Information (Continued)

Information presented below as “Other and Intersegment Eliminations” includes corporate costs, results from hard-minerals royalties, and net cash from settlement of commodity derivatives. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended June 30, 2016
Sales revenues	$1,033	$141	$811	$—	$1,985
Intersegment revenues	567	340	(676)	(231)	—
Other	—	—	—	34	34
Total revenues and other (1)	1,600	481	135	(197)	2,019
Operating costs and expenses (2)	790	219	177	(65)	1,121
Net cash from settlement of commodity derivatives	—	—	—	(60)	(60)
Other (income) expense, net (3)	—	—	—	1	1
Net income (loss) attributable to noncontrolling interests	—	81	—	—	81
Total expenses and other	790	300	177	(124)	1,143
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	4	—	4
Adjusted EBITDAX	$810	$181	$(38)	$(73)	$880

Three Months Ended June 30, 2015
Sales revenues	$1,356	$191	$1,090	$—	$2,637
Intersegment revenues	885	303	(954)	(234)	—
Other	—	—	—	90	90
Total revenues and other (1)	2,241	494	136	(144)	2,727
Operating costs and expenses (2)	832	234	192	(59)	1,199
Net cash from settlement of commodity derivatives	—	—	—	(82)	(82)
Other (income) expense, net	—	—	—	15	15
Net income (loss) attributable to noncontrolling interests	—	47	—	—	47
Total expenses and other	832	281	192	(126)	1,179
Adjusted EBITDAX	$1,409	$213	$(56)	$(18)	$1,548
 __________________________________________________________________

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)	Operating costs and expenses excludes exploration expense, DD&A, impairments, restructuring charges, and other operating expense since these expenses are excluded from Adjusted EBITDAX.

(3)	Other (income) expense, net excludes certain other nonoperating items since these items are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Six Months Ended June 30, 2016
Sales revenues	$1,744	$266	$1,609	$—	$3,619
Intersegment revenues	1,168	642	(1,339)	(471)	—
Other	—	—	—	72	72
Total revenues and other (1)	2,912	908	270	(399)	3,691
Operating costs and expenses (2)	1,563	402	353	(154)	2,164
Net cash from settlement of commodity derivatives	—	—	—	(163)	(163)
Other (income) expense, net (3)	—	—	—	1	1
Net income (loss) attributable to noncontrolling interests	—	117	—	—	117
Total expenses and other	1,563	519	353	(316)	2,119
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	8	—	8
Adjusted EBITDAX	$1,349	$389	$(75)	$(83)	$1,580

Six Months Ended June 30, 2015
Sales revenues	$2,426	$365	$2,431	$—	$5,222
Intersegment revenues	2,002	605	(2,145)	(462)	—
Other	—	—	—	160	160
Total revenues and other (1)	4,428	970	286	(302)	5,382
Operating costs and expenses (2)	1,834	474	390	(96)	2,602
Net cash from settlement of commodity derivatives	—	—	—	(172)	(172)
Other (income) expense, net (3)	—	—	—	40	40
Net income (loss) attributable to noncontrolling interests	—	79	—	—	79
Total expenses and other	1,834	553	390	(228)	2,549
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	1	—	1
Adjusted EBITDAX	$2,594	$417	$(103)	$(74)	$2,834
 __________________________________________________________________

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)	Operating costs and expenses excludes exploration expense, DD&A, impairments, restructuring charges, and other operating expense since these expenses are excluded from Adjusted EBITDAX.

(3)	Other (income) expense, net excludes certain other nonoperating items since these items are excluded from Adjusted EBITDAX.

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

OUTLOOK

During 2015, the oil and natural-gas industry experienced a significant decrease in commodity prices driven by a global supply/demand imbalance for oil and an oversupply of natural gas in the United States. Low commodity prices have continued into 2016 and may exist for an extended period. The Company’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly dependent on the global commodity-price markets, which affect the value the Company receives from its sales of oil, natural gas, and NGLs.
The Company has continued its disciplined and focused approach in 2016 by emphasizing value over growth, preserving and building value through capital allocation, enhancing operational efficiencies, and continuing an active monetization program. In the first quarter of 2016, the Company initiated a workforce reduction program to align the size and composition of Anadarko’s workforce with the Company’s expected future operating and capital plans. Employee notifications related to the workforce reduction program were completed by June 30, 2016. All of the $407 million of expected restructuring charges will be recognized in 2016, with the exception of approximately $10 million of expense for retirement benefits expected to be recognized in the first quarter of 2017.
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
The Company will continue to evaluate the oil and natural-gas price environments and may adjust its capital spending plans to maintain the appropriate liquidity and financial flexibility. Anadarko expects that its 2016 capital expenditures will be within its cash flows from operations and asset monetizations. As of June 30, 2016, the Company closed monetizations totaling $2.5 billion in 2016, including asset divestitures, the sale of Anadarko’s interest in Springfield Pipeline LLC to WES, the sale of 12.5 million of the Company’s common units in Western Gas Equity Partners, LP (WGP) to the public, and the Company’s conveyance of a limited-term nonparticipating royalty interest in certain of its coal and trona leases to a third party. These monetizations continue Anadarko’s track record of actively managing its portfolio and reaffirm the Company’s commitment toward strengthening its balance sheet.

Liquidity  As of June 30, 2016, Anadarko had $1.4 billion of cash on hand plus $5.0 billion of borrowing capacity under its revolving credit facilities.
Anadarko believes that its cash on hand, anticipated operating cash flows, and proceeds from expected future asset monetizations will be sufficient to fund the Company’s projected 2016 operational and capital programs. In response to the current commodity price environment, the Board of Directors (Board) decreased the quarterly dividend from $0.27 per share to $0.05 per share in February 2016. On an annualized basis, the dividend decrease and the workforce reduction program (without consideration for restructuring charges) are expected to have the effect of providing approximately $800 million of available cash to enhance the Company’s operations and financial flexibility. During the second quarter of 2016, the Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.250 billion of its $2.0 billion 6.375% Senior Notes due September 2017 pursuant to a tender offer and to redeem its $1.750 billion 5.950% Senior Notes due September 2016. Also during the second quarter of 2016, Anadarko received cash of $881 million from a tax refund related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback and sold 12.5 million of its common units in WGP to the public for net proceeds of $476 million. Further, Anadarko enters into strategic derivative positions to reduce commodity-price risk and increase the predictability of cash flows. At June 30, 2016, derivative positions covered 26% of Anadarko’s anticipated oil sales volumes and 1% of its anticipated natural-gas sales volumes for 2016, 41% of its anticipated natural-gas sales volumes and 2% of its anticipated NGLs sales volumes for 2017, and 14% of anticipated natural-gas sales volumes for 2018. These instruments had a fair value of $45 million as of June 30, 2016. See Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. Anadarko believes that the actions taken to enhance the Company’s liquidity position coupled with its asset portfolio and operating and financial performance provide the necessary financial flexibility to fund the Company’s current and long-term operations.

Potential for Future Impairments  The Company did not recognize any material impairments during the six months ended June 30, 2016, although it is reasonably possible that prolonged low or further declines in commodity prices, changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in future property impairments.

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

Significant operating and financial activities for the second quarter of 2016 include the following:

Overall

•
Anadarko’s second-quarter sales volumes averaged 792 thousand barrels of oil equivalent per day (MBOE/d), representing a 6% decrease from the second quarter of 2015, primarily due to a decrease in natural-gas and oil and condensate sales volumes.

•
The Company recognized workforce reduction program expenses of $48 million in the second quarter for a total of $251 million for the six months ended June 30, 2016. Total program expenses are expected to be $407 million.

•
The Company closed $2.5 billion of monetizations year to date, including proceeds received during the quarter from asset divestitures and the sale of a portion of the Company’s WGP common units to the public.

U.S. Onshore

•
Second-quarter liquids sales volumes averaged 291 thousand barrels per day (MBbls/d), representing a 5% decrease from the second quarter of 2015, primarily due to a natural production decline in the Eagleford shale and reduced capital activity in the Wattenberg field.

•
Second-quarter natural-gas sales volumes averaged 353 MBOE/d, representing a 6% decrease from the second quarter of 2015, primarily due to the September 2015 sale of certain coalbed methane properties in the Rockies, the July 2015 sale of certain U.S. onshore properties in East Texas, and natural production declines at Greater Natural Buttes. These decreases were partially offset by improved well performance in the Wattenberg field and the injection of volumes into storage in 2015.

Gulf of Mexico

•
Second-quarter sales volumes averaged 74 MBOE/d, representing an 11% decrease from the second quarter of 2015, primarily due to a decrease in natural-gas sales volumes as a result of the last producing well going off line at Independence Hub (IHUB) in December 2015.

•	The Shenandoah-5 appraisal well (33% working interest) encountered more than 1,040 net feet of oil pay, extending the eastern limits of the field.
International

•
Second-quarter sales volumes averaged 74 MBbls/d, representing an 11% decrease from the second quarter of 2015, primarily in Ghana due to downtime related to a maintenance issue with the floating, production, storage, and offloading unit (FPSO) turret bearing.

Financial

•	Anadarko’s net loss attributable to common stockholders for the second quarter of 2016 totaled $692 million.

•	The Company generated $1.2 billion of cash flow from operations and ended the quarter with $1.4 billion of cash on hand.

•
In April 2016, WES issued an additional eight million Series A Preferred units to private investors, pursuant to the full exercise of an option granted in connection with the initial March 2016 issuance, for net proceeds of $247 million.

•
The Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.250 billion of its $2.0 billion 6.375% Senior Notes due September 2017 pursuant to a tender offer and to redeem its $1.750 billion 5.950% Senior Notes due September 2016. The Company recognized a loss of $124 million for the early retirement and redemption of these senior notes, which included $114 million of premiums paid.

•	In July 2016, WES completed a public offering of $500 million aggregate principal amount of 4.650% Senior Notes due July 2026.

FINANCIAL RESULTS

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2016	2015	2016	2015
Oil and condensate, natural-gas, and NGLs sales	$1,680	$2,332	$3,074	$4,624
Gathering, processing, and marketing sales	305	305	545	598
Gains (losses) on divestitures and other, net	(70)	(1)	(30)	(265)
Revenues and other	1,915	2,636	3,589	4,957
Costs and expenses	2,247	2,546	4,785	9,075
Other (income) expense	593	(95)	1,110	325
Income tax expense (benefit)	(314)	77	(697)	(1,315)
Net income (loss) attributable to common stockholders	$(692)	$61	$(1,726)	$(3,207)
Net income (loss) per common share attributable to common stockholders—diluted	$(1.36)	$0.12	$(3.39)	$(6.32)
Average number of common shares outstanding—diluted	510	509	510	507

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended June 30, 2016,” refer to the comparison of the three months ended June 30, 2016, to the three months ended June 30, 2015, and any increases or decreases “for the six months ended June 30, 2016,” refer to the comparison of the six months ended June 30, 2016, to the six months ended June 30, 2015. The primary factors that affect the Company’s results of operations include commodity prices for oil, natural gas, and NGLs; sales volumes; the cost of finding such reserves; and operating costs.

Revenues and Sales Volumes

	Three Months Ended June 30,
millions except percentages	Oil and Condensate	Natural Gas	NGLs	Total
2015 sales revenues	$1,616	$487	$229	$2,332
Changes associated with sales volumes	(114)	(34)	(7)	(155)
Changes associated with prices	(377)	(133)	13	(497)
2016 sales revenues	$1,125	$320	$235	$1,680
Increase (decrease) vs. 2015	(30)%	(34)%	3%	(28)%

	Six Months Ended June 30,
millions except percentages	Oil and Condensate	Natural Gas	NGLs	Total
2015 sales revenues	$3,035	$1,128	$461	$4,624
Changes associated with sales volumes	(178)	(127)	(30)	(335)
Changes associated with prices	(882)	(315)	(18)	(1,215)
2016 sales revenues	$1,975	$686	$413	$3,074
Increase (decrease) vs. 2015	(35)%	(39)%	(10)%	(34)%

Changes associated with sales volumes for the three and six months ended June 30, 2016, include decreases associated with asset divestitures.

The following provides Anadarko’s sales volumes for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	65	(6)%	69	132	(8)%	144
International	7	(11)	8	15	(13)	17
Total barrels of oil equivalent	72	(6)	77	147	(9)	161

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	718	(6)%	762	728	(8)%	796
International	74	(11)	84	81	(13)	94
Total barrels of oil equivalent per day	792	(6)	846	809	(9)	890
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

Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
United States
Sales volumes—MMBbls	20	(5)%	21	41	(3)%	43
MBbls/d	227	(5)	240	229	(3)	238
Price per barrel	$40.25	(26)	$54.14	$34.07	(31)	$49.23
International
Sales volumes—MMBbls	6	(12)%	8	14	(13)%	16
MBbls/d	69	(12)	78	76	(13)	88
Price per barrel	$46.75	(23)	$60.81	$39.84	(30)	$57.12
Total
Sales volumes—MMBbls	26	(7)%	29	55	(6)%	59
MBbls/d	296	(7)	318	305	(6)	326
Price per barrel	$41.77	(25)	$55.78	$35.51	(31)	$51.37
Oil and condensate sales revenues (millions)	$1,125	(30)	$1,616	$1,975	(35)	$3,035
 _______________________________________________________________________________
MMBbls—million barrels

Anadarko’s oil and condensate sales volumes decreased by 22 MBbls/d for the three months ended June 30, 2016, and 21 MBbls/d for the six months ended June 30, 2016.

•
Sales volumes in the Rockies decreased by 9 MBbls/d for the three months ended June 30, 2016, and 13 MBbls/d for the six months ended June 30, 2016, primarily due to reduced capital activity in the Wattenberg field. Sales volumes for the six months ended June 30, 2016, also decreased as a result of the April 2015 sale of certain enhanced oil recovery (EOR) assets.

•
International sales volumes decreased by 9 MBbls/d for the three months ended June 30, 2016, and 12 MBbls/d for the six months ended June 30, 2016, primarily in Ghana due to downtime to address new production and offtake procedures resulting from a maintenance issue with the FPSO turret bearing. The partnership has determined a long-term solution to convert the FPSO to a permanently moored facility and is expecting the work program to be complete in the first half of 2017. In the meantime, shuttle tankers continue to successfully conduct offtakes. Sales volumes for the six months ended June 30, 2016, also decreased as a result of the timing of liftings in Ghana.

•
Sales volumes in the Southern and Appalachia Region decreased by 6 MBbls/d for the three months ended June 30, 2016, and 4 MBbls/d for the six months ended June 30, 2016, primarily due to a natural production decline in the Eagleford shale, partially offset by higher sales volumes due to continued development in the Delaware basin.

•
Sales volumes in the Gulf of Mexico were relatively flat for the three months ended June 30, 2016, and increased by 5 MBbls/d for the six months ended June 30, 2016, primarily from the Lucius development, which achieved first oil in the first quarter of 2015.

Anadarko’s average oil price received decreased for the three and six months ended June 30, 2016, primarily due to continued global oversupply and concerns of slowing oil demand growth.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
United States
Sales volumes—Bcf	199	(7)%	215	409	(11)%	461
MMcf/d	2,188	(7)	2,354	2,245	(11)	2,545
Price per Mcf	$1.61	(29)	$2.28	$1.68	(31)	$2.45
Natural-gas sales revenues (millions)	$320	(34)	$487	$686	(39)	$1,128
 _______________________________________________________________________________
Bcf—billion cubic feet
MMcf/d—million cubic feet per day
Mcf—thousand cubic feet

The Company’s natural-gas sales volumes decreased by 166 MMcf/d for the three months ended June 30, 2016, and 300 MMcf/d for the six months ended June 30, 2016.

•
Sales volumes in the Rockies decreased by 150 MMcf/d for the three months ended June 30, 2016, and 161 MMcf/d for the six months ended June 30, 2016, primarily due to the September 2015 sale of certain coalbed methane properties and a natural production decline at Greater Natural Buttes, partially offset by higher 2016 sales volumes in the Wattenberg field as a result of improved well performance.

•
Sales volumes in the Gulf of Mexico decreased by 40 MMcf/d for the three months ended June 30, 2016, and 89 MMcf/d for the six months ended June 30, 2016, primarily as a result of the last producing well going off line at IHUB in December 2015.

•
Sales volumes in the Southern and Appalachia Region increased by 24 MMcf/d for the three months ended June 30, 2016, primarily due to the injection of volumes into storage in 2015, third-party infrastructure downtime in the Marcellus shale in 2015, and continued development in the Delaware basin. The increase for the three months ended June 30, 2016, was partially offset by decreased sales volumes in 2016 as a result of the July 2015 sale of certain U.S. onshore properties in East Texas and a natural production decline in the Eagleford shale. Sales volumes for the six months ended June 30, 2016, decreased by 50 MMcf/d, primarily due to the decreases discussed above, partially offset by higher 2016 sales volumes in the Delaware basin due to continued development.

The average natural-gas price Anadarko received decreased for the three and six months ended June 30, 2016, primarily due to lower weather-driven residential and commercial demand, which have contributed to sustained high gas storage levels.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
Total
Sales volumes—MMBbls	13	(3)%	12	24	(7)%	25
MBbls/d	131	(3)	136	130	(7)	140
Price per barrel	$19.60	6	$18.50	$17.49	(4)	$18.24
Natural-gas liquids sales revenues (millions)	$235	3	$229	$413	(10)	$461

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes decreased by 5 MBbls/d for the three months ended June 30, 2016, and by 10 MBbls/d for the six months ended June 30, 2016, primarily due to increased ethane rejection in the United States in 2016.

Gathering, Processing, and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
Gathering, processing, and marketing sales	$305	—%	$305	$545	(9)%	$598
Gathering, processing, and marketing expense	252	(1)	255	467	(8)	509
Total gathering, processing, and marketing, net	$53	6	$50	$78	(12)	$89

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
Gathering, processing, and marketing, net was relatively flat for the three months ended June 30, 2016, and decreased by $11 million for the six months ended June 30, 2016, primarily due to plant downtime in 2016 and the 2015 divestitures of certain midstream assets, partially offset by higher marketing margins.

Gains (Losses) on Divestitures and Other, net

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
Gains (losses) on divestitures	$(104)	(14)%	$(91)	$(102)	76%	$(425)
Other	34	(62)	90	72	(55)	160
Total gains (losses) on divestitures and other, net	$(70)	NM	$(1)	$(30)	89	$(265)
 _______________________________________________________________________________
NM—not meaningful

Gains (losses) on divestitures and other, net includes gains (losses) on divestitures and other operating revenues, including hard-minerals royalties, earnings from equity investments, and other revenues.

2016

•	The Company recognized a loss of $53 million associated with the June divestiture of certain U.S. onshore assets in the Rockies for net proceeds of $593 million.

•	The Company recognized a loss of $50 million on assets held for sale associated with the divestiture of certain U.S. onshore assets that is expected to close in the third quarter of 2016.
2015

•	The Company recognized losses of $340 million associated with the April divestiture of certain EOR assets in the Rockies, with a sales price of $703 million, for net proceeds of $675 million.

•
The Company recognized a loss of $97 million associated with the July divestiture of certain oil and gas properties and related midstream assets in East Texas, with a sales price of $440 million, for net proceeds of $425 million.

•
The Company recognized income of $63 million during the three months ended June 30, 2015, and $117 million during the six months ended June 30, 2015, related to the settlement of a royalty lawsuit associated with a property in the Gulf of Mexico.

Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
Oil and gas operating (millions)	$202	(11)%	$226	$410	(21)%	$522
Oil and gas operating—per BOE	2.80	(4)	2.93	2.78	(14)	3.24
Oil and gas transportation (millions)	246	(13)	283	488	(17)	588
Oil and gas transportation—per BOE	3.41	(7)	3.67	3.32	(9)	3.65
_________________________________________________________________________
BOE—barrel of oil equivalent

Oil and gas operating expense decreased by $24 million for the three months ended June 30, 2016, primarily as a result of divestitures in 2015. Oil and gas operating expense decreased by $112 million for the six months ended June 30, 2016, due to lower expenses of $56 million as a result of divestitures in 2015; lower workover costs of $31 million in Ghana, the Gulf of Mexico, and the Rockies; and lower nonoperated costs of $18 million across all areas. The related costs per BOE decreased by $0.13 for the three months ended June 30, 2016, and by $0.46 for the six months ended June 30, 2016.
Oil and gas transportation expense decreased by $37 million for the three months ended June 30, 2016, and $100 million for the six months ended June 30, 2016, due to lower sales volumes across all areas. The related costs per BOE decreased by $0.26 for the three months ended June 30, 2016, and by $0.33 for the six months ended June 30, 2016, due to lower costs as a result of decreased sales volumes.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2016	2015	2016	2015
Exploration Expense
Dry hole expense	$(5)	$13	$6	$42
Impairments of unproved properties	15	18	39	998
Geological and geophysical expense	32	16	69	38
Exploration overhead and other	34	56	88	108
Total exploration expense	$76	$103	$202	$1,186

For the three months ended June 30, 2016, total exploration expense decreased by $27 million.

•	Dry hole expense decreased by $18 million. The Company recognized $13 million in the second quarter of 2015 primarily associated with wells in the Rockies.

•	Geological and geophysical expense increased by $16 million primarily due to seismic activities in Colombia in 2016.

•	Exploration overhead and other decreased by $22 million primarily due to lower employee-related expenses in 2016.
For the six months ended June 30, 2016, total exploration expense decreased by $984 million.

•	Dry hole expense decreased by $36 million. The Company recognized $42 million in 2015 primarily associated with wells in Mozambique.

•
Impairments of unproved properties decreased by $959 million. The Company recognized a $935 million impairment in the first quarter of 2015 related to the Company’s unproved Greater Natural Buttes properties as a result of lower commodity prices.

•	Geological and geophysical expense increased by $31 million primarily due to seismic activities in Colombia in 2016.

•	Exploration overhead and other decreased by $20 million primarily due to lower employee-related expenses in 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
General and administrative	$305	10%	$278	$754	29%	$585
Depreciation, depletion, and amortization	984	(19)	1,214	2,133	(14)	2,470
Other taxes	157	4	151	274	(18)	333
Impairments	18	(40)	30	34	(99)	2,813
Other operating expense	7	17	6	23	(67)	69

General and administrative expense (G&A) included $48 million of charges associated with the workforce reduction program for the three months ended June 30, 2016, and $251 million for the six months ended June 30, 2016. Excluding the workforce reduction expenses, G&A decreased by $21 million for the three months ended June 30, 2016, and by $82 million for the six months ended June 30, 2016, primarily due to lower employee-related expenses primarily associated with decreased benefit, bonus plan, and salary expenses. See Note 12—Restructuring Charges in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Depreciation, depletion, and amortization expense decreased by $230 million for the three months ended June 30, 2016, and by $337 million for the six months ended June 30, 2016, primarily due to the following:

•	lower costs for U.S. onshore and midstream properties as a result of 2015 asset impairments

•	lower 2016 sales volumes associated with U.S. onshore properties

•	lower costs and sales volumes as a result of 2015 divestitures of certain gathering and processing facilities

•	cost revisions related to certain asset retirement obligations associated with fully depreciated assets

Other taxes decreased by $59 million for the six months ended June 30, 2016, primarily due to lower ad valorem taxes of $36 million and lower Algerian exceptional profits taxes of $23 million. These decreases were primarily due to lower commodity prices and lower sales volumes.

Impairment expense for the six months ended June 30, 2015, included $2.3 billion related to the Company’s Greater Natural Buttes oil and gas properties and $449 million for related midstream properties in the Rockies, which were impaired due to lower forecasted commodity prices.

Other operating expense decreased by $46 million for the six months ended June 30, 2016, primarily due to expenses in 2015 for the early termination of a drilling rig.

Other (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2016	2015	2016	2015
Interest Expense
Debt and other	$259	$244	$517	$498
Capitalized interest	(42)	(43)	(80)	(81)
Total interest expense	$217	$201	$437	$417

Interest expense increased by $16 million for the three months ended June 30, 2016, and by $20 million for the six months ended June 30, 2016, primarily due to the $3.0 billion March 2016 Senior Notes issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2016	2015	2016	2015
Loss on early extinguishment of debt	$124	$—	$124	$—

During the second quarter of 2016, the Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.250 billion of its $2.0 billion 6.375% Senior Notes due September 2017 pursuant to a tender offer and to redeem its $1.750 billion 5.950% Senior Notes due September 2016. The Company recognized a loss of $124 million for the early retirement and redemption of these senior notes, which included $114 million of premiums paid.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2016	2015	2016	2015
(Gains) Losses on Derivatives, net
(Gains) losses on commodity derivatives, net	$94	$1	$66	$(52)
(Gains) losses on interest-rate derivatives, net	213	(312)	538	(107)
Total (gains) losses on derivatives, net	$307	$(311)	$604	$(159)

(Gains) losses on derivatives, net represents the changes in fair value of the Company’s derivative instruments as a result of changes in commodity prices and interest rates, contract modifications, and settlements. An interest-rate swap agreement was settled in March 2016, resulting in a cash payment of $193 million. The Company settled commodity derivatives resulting in cash receipts of $60 million for the three months ended June 30, 2016, $81 million for the three months ended June 30, 2015, $165 million for the six months ended June 30, 2016, and $172 million for the six months ended June 30, 2015.
For additional information, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2016	2015	2016	2015
Other (Income) Expense, net
Interest income	$(4)	$(2)	$(7)	$(7)
Other	(51)	17	(48)	69
Total other (income) expense, net	$(55)	$15	$(55)	$62

For the three months ended June 30, 2016, other income, net increased by $70 million.

•
As a result of a Chapter 11 bankruptcy declaration by a third party, the U.S. Department of the Interior ordered Anadarko to perform the decommissioning of a production facility and related wells, previously sold to the third party. The Company accrued the costs to decommission the facility and wells in prior years. During the second quarter of 2016, the Company substantially completed the decommissioning of the wells. Final costs were lower than expected and the Company recognized income of $56 million as a result of the reduced obligation.

For the six months ended June 30, 2016, other income, net increased by $117 million.

•	Other income, net increased by $78 million related to the decommissioning obligation mentioned above.

•
Favorable changes in foreign currency gains/losses of $34 million were primarily associated with foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2016	2015	2016	2015
Income tax expense (benefit)	$(314)	$77	$(697)	$(1,315)
Income (loss) before income taxes	(925)	185	(2,306)	(4,443)
Effective tax rate	34%	42%	30%	30%

The Company reported a loss before income taxes for the three and six months ended June 30, 2016, and the six months ended June 30, 2015. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The variance from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2016 and 2015, was primarily attributable to the non-deductible Algerian exceptional profits tax for Algerian income tax purposes and the tax impact from foreign operations. In addition, the decrease from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2016, was attributable to non-deductible goodwill related to divestitures and net changes in uncertain tax positions.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2016	2015	2016	2015
Net income (loss) attributable to noncontrolling interests	$81	$47	$117	$79
Public ownership in WES, limited partnership interest	60.1%	55.2%	60.1%	55.2%
Public ownership in WGP, limited partnership interest	18.4%	12.7%	18.4%	12.7%

See Note 16—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
millions	2016	2015
Net cash provided by (used in) operating activities	$1,092	$(3,261)
Net cash provided by (used in) investing activities	(965)	(2,785)
Net cash provided by (used in) financing activities	329	849

Overview  Anadarko believes that its cash on hand, anticipated operating cash flows, and proceeds from expected future asset monetizations will be sufficient to fund the Company’s projected 2016 operational and capital programs. In addition, the Company has available borrowing capacity to supplement its working capital needs. The Company continuously monitors its liquidity needs and evaluates available funding alternatives in light of current and expected conditions. Anadarko has a variety of funding sources available, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements that reduce future capital expenditures, and the Company’s credit facilities. In addition, an effective registration statement is available to Anadarko covering the sale of WGP common units owned by the Company.

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
As a result of Moody’s downgrade of Anadarko’s credit rating to a level that is below investment grade, the Company’s credit thresholds with certain derivative counterparties were reduced and in some cases eliminated, which required the Company to increase the amount of collateral posted with derivative counterparties when the Company’s net trading position is a liability in excess of the contractual threshold. No counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.3 billion (net of collateral) at each of June 30, 2016, and December 31, 2015. The amount of cash posted as collateral pursuant to the contractual requirements applicable to derivative instruments with financial institutions was $599 million at June 30, 2016, and $58 million at December 31, 2015.
The Moody’s credit rating downgrade required Anadarko to post collateral in the form of letters of credit or cash as financial assurance of its performance under certain contractual arrangements such as pipeline transportation contracts and oil and gas sales contracts. The amount of letters of credit or cash provided as assurance of the Company’s performance under these types of contractual arrangements with respect to credit-risk-related contingent features was $274 million at June 30, 2016, and zero at December 31, 2015.
Also in February 2016, Moody’s downgraded Anadarko’s commercial paper program credit rating, which essentially eliminated the Company’s access to the commercial paper market. As a result, the Company has not issued commercial paper notes since the downgrade, but instead has used its 364-day senior unsecured revolving credit facility (364-Day Facility) for short-term working capital requirements, as needed.

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
Anadarko generated $1.1 billion of cash from operating activities during the six months ended June 30, 2016, which included the $881 million tax refund related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback, the $159.5 million payment of the Clean Water Act (CWA) penalty, and the payment of $182 million related to severance costs and retirement benefits in connection with the workforce reduction program. Cash used in operating activities for the same period of 2015 was $3.3 billion, which included the $5.2 billion Tronox settlement payment. Excluding the impact of the tax refund and payments for the CWA penalty, severance costs and retirement benefits, and the Tronox settlement, operating cash flows for the six months ended June 30, 2016, decreased by $1.4 billion primarily due to decreased sales revenues as a result of lower commodity prices.

Investing Activities

Capital Expenditures  The following presents the Company’s capital expenditures for the six months ended June 30:

millions	2016	2015
Cash Flows from Investing Activities
Additions to properties and equipment and dry hole costs	$1,879	$3,501
Adjustments for capital expenditures
Changes in capital accruals	(249)	(310)
Other	(6)	32
Total capital expenditures (1)	$1,624	$3,223
 ________________________________________________________________________________________

(1)	Includes WES capital expenditures of $260 million for the six months ended June 30, 2016, and $278 million for the six months ended June 30, 2015.

The Company’s capital expenditures decreased by $1.6 billion for the six months ended June 30, 2016, as reduced development and exploration activity resulted in the following:

•	decreased development costs of $1.2 billion primarily in the Rockies and the Southern and Appalachia Region

•	decreased exploration costs of $214 million primarily in Colombia and Mozambique

•	decreased gathering, processing, and other costs of $154 million primarily due to lower expenditures for plants and gathering in the Rockies

Carried-Interest Arrangements  In the third quarter of 2014, the Company entered into a carried-interest arrangement that requires a third party to fund $442 million of Anadarko’s capital costs in exchange for a 34% working interest in the Eaglebine development, located in Southeast Texas. The third-party funding is expected to cover Anadarko’s future capital costs in the development through 2020. At June 30, 2016, $141 million of the $442 million carry obligation had been funded.
In the second quarter of 2013, the Company entered into a carried-interest arrangement that requires a third party to fund $860 million of Anadarko’s capital costs in exchange for a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. At June 30, 2016, $853 million of the $860 million carry obligation had been funded.

Divestitures  During the six months ended June 30, 2016, Anadarko received pretax sales proceeds related to property divestiture transactions of $900 million primarily related to the divestitures of certain U.S. onshore assets in the Rockies, East Texas/Louisiana, and West Texas. See Note 3—Divestitures and Assets Held for Sale in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Investments  During the six months ended June 30, 2016, the Company made capital contributions of $46 million for equity investments, which are included in other, net under Investing Activities in the Consolidated Statements of Cash Flows. These contributions were primarily associated with joint ventures for pipelines.

Financing Activities

millions except percentages	June 30, 2016	December 31, 2015
Total debt	$15,673	$15,668
Total equity	14,600	15,457
Debt to total capitalization ratio	51.8%	50.3%

Senior Notes  The following summarizes the Company’s debt activity related to senior notes for the six months ended June 30, 2016:

millions	Face Value	Description
Issuances	$800	4.850% Senior Notes due 2021
	1,100	5.550% Senior Notes due 2026
	1,100	6.600% Senior Notes due 2046
Repayments	(1,250)	6.375% Senior Notes due 2017
	(1,750)	5.950% Senior Notes due 2016
	(17)	Tangible equity units (TEUs) - senior amortizing notes

During the second quarter of 2016, the Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.250 billion of its $2.0 billion 6.375% Senior Notes due September 2017 pursuant to a tender offer and to redeem its $1.750 billion 5.950% Senior Notes due September 2016. The Company recognized a loss of $124 million for the early retirement and redemption of these senior notes, which included $114 million of premiums paid.
In July 2016, WES completed a public offering of $500 million aggregate principal amount of 4.650% Senior Notes due July 2026. Net proceeds were used to repay a portion of the amount outstanding under its five-year $1.2 billion senior unsecured revolving credit facility maturing in February 2019 (WES RCF).

Revolving Credit Facilities  Anadarko has a $3.0 billion five-year senior unsecured revolving credit facility maturing in January 2021 (Five-Year Facility) and the 364-Day Facility that matures in January 2017.
WES has a $1.2 billion RCF, which is expandable to $1.5 billion. In March 2016, WGP entered into a three-year $250 million senior secured revolving credit facility maturing in March 2019 (WGP RCF), which is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions.
The following summarizes the Company’s debt activity related to revolving credit facilities for the six months ended June 30, 2016:

millions	2016	Description
Borrowings	$1,750	364-Day Facility
	530	WES RCF
	28	WGP RCF
Repayments	(1,750)	364-Day Facility
	(290)	WES RCF

Anadarko Credit Facilities  During the six months ended June 30, 2016, borrowings under the 364-Day Facility were primarily used for general short-term working capital needs. At June 30, 2016, the Company had no outstanding borrowings under the Five-Year Facility or the 364-Day Facility.

WES and WGP Credit Facilities  During the six months ended June 30, 2016, WES borrowings were primarily used for general corporate purposes, including the funding of a portion of its acquisition of Springfield Pipeline LLC and capital expenditures. At June 30, 2016, WES had outstanding borrowings under its RCF of $540 million at an interest rate of 1.77%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $655 million.
During the six months ended June 30, 2016, WGP borrowings were used to fund the purchase of WES common units. At June 30, 2016, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 2.72% and had available borrowing capacity of $222 million.
For additional information on the revolving credit facilities, such as years of maturity, interest rates, and covenants, see Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Commercial Paper Program  The Company has a commercial paper program, which allows for a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Company’s Five-Year Facility. As a result of Moody’s downgrade of Anadarko’s commercial paper program credit rating, the Company’s access to the commercial paper market was essentially eliminated. The Company repaid $250 million of commercial paper notes during the first quarter of 2016, and at June 30, 2016, there were no outstanding borrowings under the commercial paper program. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

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
At June 30, 2016, Anadarko’s scheduled debt maturities during 2016 consisted of $17 million of senior amortizing notes associated with the TEUs. Anadarko’s Zero-Coupon Senior Notes due 2036 (Zero Coupons) can be put to the Company in October of each year, in whole or in part, for the then-accreted value, which will be $839 million at the next put date in October 2016. The Company classified the Zero Coupons as long-term debt on the Company’s Consolidated Balance Sheet at June 30, 2016, as Anadarko has the ability and intent to refinance these obligations using long-term debt, should the put be exercised. At June 30, 2016, Anadarko’s scheduled debt maturities during 2017 consisted of $750 million of 6.375% Senior Notes due September 2017 and $34 million of senior amortizing notes associated with the TEUs.
For additional information on the Company’s debt instruments, such as transactions during the period, years of maturity, and interest rates, see Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Derivative Instruments  The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivatives portfolio valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from major credit rating agencies declines to a level that is below investment grade. Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. The amount of cash collateral provided by the Company on its interest-rate derivatives with an other-than-insignificant financing element pursuant to the contractual requirements applicable to derivative instruments with financial institutions was $592 million at June 30, 2016, and $58 million at December 31, 2015. Additionally, an interest-rate swap agreement was settled in March 2016, resulting in a cash payment of $193 million. At June 30, 2016, Anadarko expects additional net cash outlays of $52 million in 2016 related to interest-rate derivative settlements.
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

Common Stock Dividends  Anadarko paid dividends of $51 million to its common stockholders during the six months ended June 30, 2016, and $277 million during the six months ended June 30, 2015. In response to the current commodity-price environment, the Board decreased the Company’s quarterly dividend from $0.27 per share to $0.05 per share in February 2016. Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders will be determined by the Board on a quarterly basis and is based on earnings, financial conditions, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Equity Transactions  Anadarko sold 12.5 million of its WGP common units to the public for net proceeds of $476 million, which were used for general corporate purposes. WES has a continuous offering program, which allows the issuance of up to an aggregate of $500 million of WES common units. The remaining amount available to be issued under this program was $442 million at June 30, 2016. During the first quarter of 2016, WES issued 14 million Series A Preferred units to private investors for net proceeds of $440 million. During the second quarter of 2016, WES issued an additional eight million Series A Preferred units to private investors, pursuant to the full exercise of an option granted in connection with the initial issuance, for net proceeds of $247 million.

Distributions to Noncontrolling Interest Owners  WES distributed to its unitholders other than Anadarko and WGP an aggregate of $127 million during the six months ended June 30, 2016, and $111 million during the six months ended June 30, 2015. WES has made quarterly distributions to its unitholders since its initial public offering (IPO) in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.830 per common unit for the second quarter of 2016 (to be paid in August 2016).
For the three months ended June 30, 2016, the WES Series A Preferred unitholders will receive a quarterly distribution of $0.68 per unit for the Series A Preferred units issued in March 2016, and a quarterly distribution of $0.68 per unit for the Series A Preferred units issued in April 2016, prorated for the 77-day period the units were outstanding during the second quarter of 2016, or an aggregate $14 million (to be paid in August 2016). For the three months ended March 31, 2016, the WES Series A Preferred unitholders received a quarterly distribution of $0.68 per unit, prorated for the 18-day period the units were outstanding during the first quarter, or an aggregate $2 million (paid in May 2016).
WGP distributed to its unitholders other than Anadarko an aggregate of $23 million during the six months ended June 30, 2016, and $17 million during the six months ended June 30, 2015. WGP has made quarterly distributions to its unitholders since its IPO in December 2012, and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.43375 per unit for the second quarter of 2016 (to be paid in August 2016).

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 15 MMBbls of oil, 349 Bcf of natural gas, and 1 MMBbls of NGLs at June 30, 2016, with a net derivative asset position of $45 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $116 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $109 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At June 30, 2016, the Company had a net derivative asset position of $7 million on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

INTEREST-RATE RISK  Borrowings, if any, under each of the 364-Day Facility, the Five-Year Facility, the WES RCF, and the WGP RCF are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheets has fixed interest rates. The Company has $2.9 billion of obligations based on the London Interbank Offered Rate (LIBOR) that are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two noncontrolled entities. These obligations give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. While a 10% change in LIBOR would not materially impact the Company’s interest cost, it would affect the fair value of outstanding fixed-rate debt.
At June 30, 2016, the Company had a net derivative liability position of $1.8 billion related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would decrease (increase) the aggregate fair value of outstanding interest-rate swap agreements by $75 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - 30, 2016	7,745	$49.91	—	$—
May 1 - 31, 2016	4,346	$49.42	—	$—
June 1 - 30, 2016	6,354	$53.44	—	$—
Total	18,445	$51.01	—	$—
 ____________________________________________________________

(1)
During the second quarter of 2016, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 6.  Exhibits

Exhibits designated by an asterisk (*) are filed herewith or double asterisk (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing under File Number 1-8968 as indicated.

Exhibit Number			Description
	3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as Exhibit 3.3 to Form 8-K filed on May 22, 2009
		(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of September 15, 2015, filed as Exhibit 3.1 to Form 8-K filed on September 21, 2015
	10	(i)	Form of Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan Annual Deferred Shares (2016), filed as Exhibit 10 (iii) to Form 10-Q filed on May 2, 2016
		(ii)	Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, filed as Exhibit 10.1 to Form 8-K filed on May 16, 2016
*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer
*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer
**	32		Section 1350 Certifications
*	101	.INS	XBRL Instance Document
*	101	.SCH	XBRL Schema Document
*	101	.CAL	XBRL Calculation Linkbase Document
*	101	.DEF	XBRL Definition Linkbase Document
*	101	.LAB	XBRL Label Linkbase Document
*	101	.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION
(Registrant)

July 26, 2016	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer