Form 10-Q
period 2016-09-30
ANADARKO PETROLEUM CORP
filed 2016-10-31
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at October 20, 2016, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	558,900,897

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2016	2015	2016	2015
Revenues and Other
Oil and condensate sales	$1,239	$1,229	$3,214	$4,264
Natural-gas sales	435	484	1,121	1,612
Natural-gas liquids sales	227	183	640	644
Gathering, processing, and marketing sales	350	334	895	932
Gains (losses) on divestitures and other, net	(358)	(542)	(388)	(807)
Total	1,893	1,688	5,482	6,645
Costs and Expenses
Oil and gas operating	198	262	608	784
Oil and gas transportation	256	265	744	853
Exploration	304	1,074	506	2,260
Gathering, processing, and marketing	291	289	758	798
General and administrative	362	303	1,116	888
Depreciation, depletion, and amortization	1,069	1,111	3,202	3,581
Other taxes	148	127	422	460
Impairments	27	758	61	3,571
Other operating expense	31	48	54	117
Total	2,686	4,237	7,471	13,312
Operating Income (Loss)	(793)	(2,549)	(1,989)	(6,667)
Other (Income) Expense
Interest expense	220	199	657	616
Loss on early extinguishment of debt	—	—	124	—
(Gains) losses on derivatives, net	25	282	629	123
Other (income) expense, net	(31)	47	(86)	109
Tronox-related contingent loss	—	—	—	5
Total	214	528	1,324	853
Income (Loss) Before Income Taxes	(1,007)	(3,077)	(3,313)	(7,520)
Income tax expense (benefit)	(260)	(917)	(957)	(2,232)
Net Income (Loss)	(747)	(2,160)	(2,356)	(5,288)
Net income (loss) attributable to noncontrolling interests	83	75	200	154
Net Income (Loss) Attributable to Common Stockholders	$(830)	$(2,235)	$(2,556)	$(5,442)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(1.61)	$(4.41)	$(5.00)	$(10.73)
Net income (loss) attributable to common stockholders—diluted	$(1.61)	$(4.41)	$(5.00)	$(10.73)
Average Number of Common Shares Outstanding—Basic	517	508	512	508
Average Number of Common Shares Outstanding—Diluted	517	508	512	508
Dividends (per common share)	$0.05	$0.27	$0.15	$0.81

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2016	2015	2016	2015
Net Income (Loss)	$(747)	$(2,160)	$(2,356)	$(5,288)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	2	2	7	7
Income taxes on reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	(1)	(1)	(3)	(3)
Total adjustments for derivative instruments, net of taxes	1	1	4	4
Adjustments for pension and other postretirement plans
Net gain (loss) incurred during period	(157)	—	(347)	—
Income taxes on net gain (loss) incurred during period	58	—	128	—
Prior service credit (cost) incurred during period	—	—	(1)	—
Income taxes on prior service credit (cost) incurred during period	—	—	1	—
Amortization of net actuarial (gain) loss to general and administrative expense	114	13	156	39
Income taxes on amortization of net actuarial (gain) loss to general and administrative expense	(43)	(5)	(59)	(14)
Amortization of net prior service (credit) cost to general and administrative expense	(6)	1	(27)	2
Income taxes on amortization of net prior service (credit) cost to general and administrative expense	2	(1)	10	(1)
Total adjustments for pension and other postretirement plans, net of taxes	(32)	8	(139)	26
Total	(31)	9	(135)	30
Comprehensive Income (Loss)	(778)	(2,151)	(2,491)	(5,258)
Comprehensive income (loss) attributable to noncontrolling interests	83	75	200	154
Comprehensive Income (Loss) Attributable to Common Stockholders	$(861)	$(2,226)	$(2,691)	$(5,412)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

millions	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents ($146 and $100 related to VIEs)	$3,980	$939
Accounts receivable (net of allowance of $12 and $11)
Customers ($56 and $81 related to VIEs)	848	652
Others ($68 and $84 related to VIEs)	743	1,817
Other current assets	347	573
Total	5,918	3,981
Properties and Equipment
Cost	69,089	70,683
Less accumulated depreciation, depletion, and amortization	37,990	36,932
Net properties and equipment ($5,037 and $4,859 related to VIEs)	31,099	33,751
Other Assets ($614 and $644 related to VIEs)	2,203	2,268
Goodwill and Other Intangible Assets ($1,230 and $1,220 related to VIEs)	6,197	6,331
Total Assets	$45,417	$46,331

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable ($185 and $179 related to VIEs)	$1,983	$2,850
Current asset retirement obligations	232	309
Interest payable	145	247
Other taxes payable ($32 and $18 related to VIEs)	313	318
Accrued expenses	301	424
Short-term debt	788	32
Total	3,762	4,180
Long-term Debt	15,090	15,636
Other Long-term Liabilities
Deferred income taxes	4,343	5,400
Asset retirement obligations ($137 and $127 related to VIEs)	1,744	1,750
Other	4,566	3,908
Total	10,653	11,058

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 571.7 million and 528.3 million shares issued)	57	52
Paid-in capital	11,842	9,265
Retained earnings	2,246	4,880
Treasury stock (20.7 million and 20.0 million shares)	(1,027)	(995)
Accumulated other comprehensive income (loss)	(518)	(383)
Total Stockholders’ Equity	12,600	12,819
Noncontrolling interests	3,312	2,638
Total Equity	15,912	15,457
Total Liabilities and Equity	$45,417	$46,331
__________________________________________________________________
Parenthetical references reflect amounts as of September 30, 2016, and December 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
millions
Balance at December 31, 2015	$52	$9,265	$4,880	$(995)	$(383)	$2,638	$15,457
Net income (loss)	—	—	(2,556)	—	—	200	(2,356)
Common stock issued	5	2,307	—	—	—	—	2,312
Dividends—common stock	—	—	(78)	—	—	—	(78)
Repurchase of common stock	—	—	—	(32)	—	—	(32)
Subsidiary equity transactions	—	270	—	—	—	734	1,004
Distributions to noncontrolling interest owners	—	—	—	—	—	(260)	(260)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	4	—	4
Adjustments for pension and other postretirement plans	—	—	—	—	(139)	—	(139)
Balance at September 30, 2016	$57	$11,842	$2,246	$(1,027)	$(518)	$3,312	$15,912

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
millions	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(2,356)	$(5,288)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	3,202	3,581
Deferred income taxes	(1,121)	(2,627)
Dry hole expense and impairments of unproved properties	300	1,993
Impairments	61	3,571
(Gains) losses on divestitures, net	516	1,003
Loss on early extinguishment of debt	124	—
Total (gains) losses on derivatives, net	634	123
Operating portion of net cash received (paid) in settlement of derivative instruments	229	251
Other	256	219
Changes in assets and liabilities
Tronox-related contingent liability	—	(5,210)
(Increase) decrease in accounts receivable	810	23
Increase (decrease) in accounts payable and accrued expenses	(833)	(573)
Other items, net	55	800
Net cash provided by (used in) operating activities	1,877	(2,134)
Cash Flows from Investing Activities
Additions to properties and equipment	(2,618)	(4,861)
Divestitures of properties and equipment and other assets	1,281	1,248
Other, net	81	(83)
Net cash provided by (used in) investing activities	(1,256)	(3,696)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	5,840	4,810
Repayments of debt	(6,023)	(4,024)
Financing portion of net cash received (paid) for derivative instruments	(639)	(44)
Increase (decrease) in outstanding checks	(126)	(103)
Dividends paid	(78)	(415)
Repurchase of common stock	(32)	(38)
Issuance of common stock, including tax benefit on share-based compensation awards	2,188	21
Sale of subsidiary units	1,163	187
Issuance of tangible equity units — equity component	—	348
Distributions to noncontrolling interest owners	(260)	(208)
Proceeds from conveyance of future hard minerals royalty revenues, net of transaction costs	413	—
Payments of future hard minerals royalty revenues conveyed	(25)	—
Net cash provided by (used in) financing activities	2,421	534
Effect of Exchange Rate Changes on Cash	(1)	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	3,041	(5,297)
Cash and Cash Equivalents at Beginning of Period	939	7,369
Cash and Cash Equivalents at End of Period	$3,980	$2,072

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

Basis of Presentation  The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States. Certain prior-period amounts have been reclassified to conform to the current-year presentation. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

Recently Adopted Accounting Standards The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced other current assets and short-term debt by $1 million and reduced other assets and long-term debt by $82 million on the Company’s Consolidated Balance Sheet at December 31, 2015.
The FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company adopted this ASU on January 1, 2016. In accordance with the new ASU, Western Gas Equity Partners, LP (WGP) and Western Gas Partners, LP (WES), publicly traded consolidated subsidiaries of the Company, are considered VIEs for which the Company is the primary beneficiary. Prior to adoption of the ASU, WGP and WES were consolidated by the Company under the voting interest model. After adoption, WGP and WES were consolidated by the Company under the variable interest model. While this ASU requires additional financial statement disclosure, it has no impact on the Company’s consolidated results of operations, cash flows, or financial position. See Note 17—Variable Interest Entities.

New Accounting Standards Issued But Not Yet Adopted The FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a modified retrospective approach, with early adoption permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Statement of Cash Flows.
The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. This ASU is effective for annual and interim periods beginning in 2017 with early adoption permitted. The Company will adopt this ASU beginning on January 1, 2017, and does not expect the adoption to have a material impact on its consolidated financial statements.
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

2. Inventories

The following summarizes the major classes of inventories included in other current assets:

millions	September 30, 2016	December 31, 2015
Oil	$136	$116
Natural gas	35	36
NGLs	83	64
Total inventories	$254	$216

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Acquisitions, Divestitures, and Assets Held for Sale

Acquisition In September 2016, the Company entered into an agreement to acquire certain oil and gas assets in the Gulf of Mexico for $2.0 billion using a portion of the net proceeds from the September 2016 issuance of 40.5 million shares of its common stock. The acquisition is expected to close in the fourth quarter of 2016 and is subject to customary closing conditions. See Note 14—Stockholders’ Equity.

Divestitures and Assets Held for Sale For the nine months ended September 30, 2016, the Company received $1.3 billion in net proceeds from divestitures and recognized net losses of $516 million from divestitures and assets held for sale.

Divestitures During the nine months ended September 30, 2016, the Company divested the following U.S. onshore assets:

•	certain West Texas assets in the oil and gas exploration and production and midstream reporting segments for net proceeds of $223 million and a loss of $50 million

•	certain East Texas/Louisiana assets in the oil and gas exploration and production reporting segment for net proceeds of $199 million and a net loss of $41 million

•	certain Wyoming assets in the oil and gas exploration and production reporting segment for net proceeds of $588 million and a loss of $59 million

Assets Held for Sale Losses on assets held for sale are included in gains (losses) on divestitures and other, net in the Company’s Consolidated Statements of Income. Certain U.S. onshore assets located primarily in East Texas included in the oil and gas exploration and production and midstream reporting segments satisfied criteria to be considered held for sale during the third quarter of 2016, at which time the Company remeasured these assets to their current fair value using a market approach and Level 2 fair-value measurement and recognized a loss of $355 million. The sale of these assets is expected to close in the fourth quarter of 2016. At September 30, 2016, the Company’s Consolidated Balance Sheet included long-term assets of $1.1 billion, which includes $184 million of goodwill, and long-term liabilities of $44 million associated with assets held for sale.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Impairments

Impairments of Long-Lived Assets Impairments of long-lived assets are included in impairment expense in the Company’s Consolidated Statements of Income. The following summarizes impairments of long-lived assets and the related post-impairment fair values by segment:

	Three Months Ended		Nine Months Ended
millions	Impairment	Fair Value (1)	Impairment	Fair Value (1)
September 30, 2016
Oil and gas exploration and production
Long-lived assets held for use
U.S. onshore properties	$23	$32	$27	$617
Gulf of Mexico properties	—	—	2	—
Cost-method investment (2)	—	—	2	32
Midstream
Long-lived assets held for use	3	—	24	5
Other
Long-lived assets held for use	1	—	6	—
Total	$27	$32	$61	$654

September 30, 2015
Oil and gas exploration and production
Long-lived assets held for use
U.S. onshore properties	$641	$634	$2,944	$1,904
Gulf of Mexico properties	101	94	126	94
Cost-method investment (2)	1	32	2	32
Midstream
Long-lived assets held for use	15	7	499	209
Total	$758	$767	$3,571	$2,239
__________________________________________________________________

(1)	Measured as of the impairment date using the income approach and Level 3 inputs.

(2)	Represents the after-tax net investment.

Impairments during the three and nine months ended September 30, 2016, were primarily related to U.S. onshore oil and gas and midstream properties due to changes in development plans. Impairments during the three months ended September 30, 2015, were primarily related to U.S. onshore oil and gas properties and an oil and gas property in the Gulf of Mexico, all of which were impaired due to lower forecasted commodity prices. Impairments during the nine months ended September 30, 2015, were primarily related to the Company’s Greater Natural Buttes oil and gas and midstream properties, certain other U.S. onshore oil and gas and midstream properties, and oil and gas properties in the Gulf of Mexico, all of which were impaired due to lower forecasted commodity prices.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Impairments (Continued)

Potential for Future Impairments  At September 30, 2016, the Company’s estimates of undiscounted future cash flows attributable to a certain international asset group with a net book value of approximately $1.4 billion, and certain U.S. onshore asset groups with a combined net book value of approximately $1.1 billion, indicated that the carrying amounts were expected to be recovered; however, these asset groups may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that a 10% decline in oil prices (with all other assumptions unchanged) could result in a non-cash impairment in excess of $600 million for the international asset group, and a 10% decline in natural-gas prices (with all other assumptions unchanged) could result in non-cash impairments in excess of $400 million for the U.S. onshore asset groups. It is also reasonably possible that prolonged low or further declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in other additional impairments.

5. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $1.2 billion at September 30, 2016, and $1.1 billion at December 31, 2015. The increase in suspended exploratory well costs during 2016 is primarily related to the capitalization of costs associated with appraisal activities in Côte d’Ivoire. Projects with suspended exploratory well costs are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development or where it is reasonably possible that the well can be utilized in the development of the project and when management is actively pursuing efforts to assess whether reserves can be attributed to these projects. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time.
During the nine months ended September 30, 2016, $142 million of suspended exploratory well costs previously capitalized for greater than one year at December 31, 2015, were charged to exploration expense and primarily related to the following:

•
$64 million related to a Shenandoah well in the Gulf of Mexico was expensed as it was no longer reasonably possible that the wellbore would be used in the development of the project if a final investment decision is reached

•	$38 million related to the Orca-4 well in Mozambique was expensed after additional reservoir analysis and the determination that the well was not associated with the first three Orca wells

•
$33 million related to the Tubarão Tigre discovery was expensed based on the outlook for development viability, given current commodity market conditions and the complexity introduced by the depth and characteristics of the reservoir

Costs of $21 million previously capitalized for less than one year at December 31, 2015, related to the Tubarão Tigre discovery discussed above, were also charged to exploration expense.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of New York Mercantile Exchange (NYMEX) West Texas Intermediate and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The natural-gas prices listed below are NYMEX Henry Hub prices. The NGLs prices listed below are Oil Price Information Services prices. The following is a summary of the Company’s derivative instruments related to oil and natural-gas production/processing derivative activities at September 30, 2016:

	2016 Settlement	2017 Settlement	2018 Settlement
Oil
Three-Way Collars (MBbls/d)	83	—	—
Average price per barrel
Ceiling sold price (call)	$63.82	$—	$—
Floor purchased price (put)	$54.46	$—	$—
Floor sold price (put)	$42.77	$—	$—
Natural Gas
Three-Way Collars (thousand MMBtu/d)	—	682	250
Average price per MMBtu
Ceiling sold price (call)	$—	$3.60	$3.54
Floor purchased price (put)	$—	$2.75	$2.75
Floor sold price (put)	$—	$2.00	$2.00
Fixed-Price Contracts (thousand MMBtu/d)	—	37	—
Average price per MMBtu	$—	$3.14	$—
NGLs
Fixed-Price Contracts (MBbls/d)	—	2	—
Average price per barrel	$—	$15.84	$—
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

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 5 billion cubic feet (Bcf) at September 30, 2016, and 8 Bcf at December 31, 2015, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Derivative Instruments (Continued)

Interest-Rate Derivatives  Anadarko has outstanding interest-rate swap contracts to manage interest-rate risk associated with anticipated debt issuances. The Company has locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month London Interbank Offered Rate (LIBOR). In February 2016, in exchange for amended terms with certain counterparties, the Company modified the mandatory termination dates from 2021 to 2018 and, in some cases, the related fixed interest rates on interest-rate swaps with an aggregate notional principal amount of $500 million. Additionally, an interest-rate swap agreement was settled for a cash payment of $193 million in March 2016, and interest-rate swap agreements were settled for total cash payments of $73 million in September 2016. Anadarko does not expect additional net cash outlays in 2016 related to interest-rate derivative settlements.
At September 30, 2016, the Company had outstanding interest-rate swaps with a notional amount of $1.6 billion due prior to or at September 2021 that will manage interest-rate risk associated with the potential refinancing of the Company’s $900 million Senior Notes due 2019 and the Zero-Coupon Senior Notes due 2036 (Zero Coupons), should the Zero Coupons be put to the Company prior to the swap termination dates. None of the Zero Coupons (accreted value of $839 million) were put to the Company in October 2016. See Note 8—Debt and Interest Expense. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions or settle or amend certain or all of the currently outstanding interest-rate swaps.
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
The Company had the following outstanding interest-rate swaps at September 30, 2016:

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	September 30,	December 31,	September 30,	December 31,
Balance Sheet Classification	2016	2015	2016	2015
Commodity derivatives
Other current assets	$65	$462	$(8)	$(177)
Other assets	29	8	(2)	—
Accrued expenses	2	—	(18)	(3)
Other liabilities	3	—	(22)	—
	99	470	(50)	(180)
Interest-rate derivatives
Other current assets	4	2	—	—
Other assets	18	54	—	—
Accrued expenses	—	—	(48)	(54)
Other liabilities	—	—	(1,806)	(1,488)
	22	56	(1,854)	(1,542)
Total derivatives	$121	$526	$(1,904)	$(1,722)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions	Three Months Ended September 30,		Nine Months Ended September 30,
Classification of (Gain) Loss Recognized	2016	2015	2016	2015
Commodity derivatives
Gathering, processing, and marketing sales (1)	$(1)	$(1)	$5	$—
(Gains) losses on derivatives, net	(59)	(125)	7	(177)
Interest-rate derivatives
(Gains) losses on derivatives, net	84	407	622	300
Total (gains) losses on derivatives, net	$24	$281	$634	$123
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

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
The Company has netting agreements with financial institutions that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities, and routinely exercises its contractual right to offset gains and losses when settling with derivative counterparties. In addition, the Company has setoff agreements with certain financial institutions that may be exercised in the event of default and provide for contract termination and net settlement across derivative types. At September 30, 2016, $52 million of the Company’s $1.904 billion gross derivative liability balance, and at December 31, 2015, $347 million of the Company’s $1.722 billion gross derivative liability balance, would have been eligible for setoff against the Company’s gross derivative asset balance in the event of default. Other than in the event of default, the Company does not net settle across derivative types.
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from major credit rating agencies declines to a level that is below investment grade. In February 2016, Moody’s Investors Service (Moody’s) downgraded the Company’s long-term debt credit rating from “Baa2” to “Ba1,” which is below investment grade. The downgrade triggered credit-risk-related features with certain derivative counterparties and required the Company to post collateral under its derivative instruments. During the third quarter of 2016, Anadarko paid a fee in connection with the negotiated increase of a credit threshold for an interest-rate derivative with an other-than-insignificant financing element. As a result of the increased credit threshold, $200 million of collateral was returned to the Company. No counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.4 billion (net of $422 million of collateral) at September 30, 2016, and $1.3 billion (net of $58 million of collateral) at December 31, 2015.

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
The following summarizes the fair value of the Company’s derivative assets and liabilities by input level within the fair-value hierarchy:

millions
September 30, 2016	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
Assets
Commodity derivatives	$—	$99	$—	$(14)	$—	$85
Interest-rate derivatives	—	22	—	—	—	22
Total derivative assets	$—	$121	$—	$(14)	$—	$107
Liabilities
Commodity derivatives	$(1)	$(49)	$—	$14	$2	$(34)
Interest-rate derivatives	—	(1,854)	—	—	422	(1,432)
Total derivative liabilities	$(1)	$(1,903)	$—	$14	$424	$(1,466)

December 31, 2015
Assets
Commodity derivatives	$10	$460	$—	$(178)	$(8)	$284
Interest-rate derivatives	—	56	—	—	—	56
Total derivative assets	$10	$516	$—	$(178)	$(8)	$340
Liabilities
Commodity derivatives	$(1)	$(179)	$—	$178	$—	$(2)
Interest-rate derivatives	—	(1,542)	—	—	58	(1,484)
Total derivative liabilities	$(1)	$(1,721)	$—	$178	$58	$(1,486)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense

Debt Activity  The following summarizes the Company’s borrowing activity, after eliminating the effect of intercompany transactions, during the nine months ended September 30, 2016:

	Carrying Value
millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated	Description
Balance at December 31, 2015	$2,691	$—	$12,957	$15,648
Issuances	—	—	794	794	4.850% Senior Notes due 2021
	—	—	1,088	1,088	5.550% Senior Notes due 2026
	—	—	1,088	1,088	6.600% Senior Notes due 2046
	495	—	—	495	WES 4.650% Senior Notes due 2026
Borrowings	—	—	1,750	1,750	364-Day Facility
	600	—	—	600	WES RCF
	—	28	—	28	WGP RCF
Repayments	—	—	(1,749)	(1,749)	5.950% Senior Notes due 2016
	—	—	(1,245)	(1,245)	6.375% Senior Notes due 2017
	—	—	(1,750)	(1,750)	364-Day Facility
	(880)	—	—	(880)	WES RCF
	—	—	(250)	(250)	Commercial paper notes, net
	—	—	(25)	(25)	TEUs - senior amortizing notes
Other, net	1	—	40	41	Amortization of discounts, premiums, and debt issuance costs
Balance at September 30, 2016	$2,907	$28	$12,698	$15,633
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Debt  The following summarizes the Company’s outstanding debt, including capital lease obligations, after eliminating the effect of intercompany transactions:

millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated
September 30, 2016
Total borrowings at face value	$2,940	$28	$14,317	$17,285
Net unamortized discounts, premiums, and debt issuance costs (3)	(33)	—	(1,619)	(1,652)
Total borrowings (4)	2,907	28	12,698	15,633
Capital lease obligations	—	—	245	245
Less short-term debt (5)	—	—	788	788
Total long-term debt	$2,907	$28	$12,155	$15,090

December 31, 2015
Total borrowings at face value	$2,720	$—	$14,592	$17,312
Net unamortized discounts, premiums, and debt issuance costs (3)	(29)	—	(1,635)	(1,664)
Total borrowings (4)	2,691	—	12,957	15,648
Capital lease obligations	—	—	20	20
Less short-term debt	—	—	32	32
Total long-term debt	$2,691	$—	$12,945	$15,636
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

(3)
Unamortized discounts, premiums, and debt issuance costs are amortized over the term of the related debt. Debt issuance costs related to revolving credit facilities are included in other current assets and other assets on the Company’s Consolidated Balance Sheets.

(4)	The Company’s outstanding borrowings, except for borrowings under the WGP revolving credit facility, are senior unsecured.

(5)	Short-term debt includes $750 million of 6.375% Senior Notes due September 2017. In October 2016, the Company provided notice of its intent to redeem the notes prior to year end.

Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. None of the Zero Coupons (accreted value of $839 million) were put to the Company in October 2016.

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $17.6 billion at September 30, 2016, and $15.7 billion at December 31, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Anadarko Revolving Credit Facilities and Commercial Paper Program  Anadarko has a $3.0 billion five-year senior unsecured revolving credit facility maturing in January 2021 (Five-Year Facility). In addition, the Company has a $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Facility) that will mature in January 2017. At September 30, 2016, the Company had no outstanding borrowings under the Five-Year Facility or the 364-Day Facility and was in compliance with all related covenants.
In January 2015, the Company initiated a commercial paper program, which allows for a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Five-Year Facility. The maturities of the commercial paper notes may vary, but may not exceed 397 days. In February 2016, Moody’s downgraded the Company’s commercial paper program credit rating, which eliminated the Company’s access to the commercial paper market. The Company has not issued commercial paper notes since the downgrade and had no outstanding borrowings under the commercial paper program at September 30, 2016.

WES and WGP Borrowings  In July 2016, WES completed a public offering of $500 million aggregate principal amount of 4.650% Senior Notes due July 2026. Net proceeds were used to repay a portion of the amount outstanding under WES’s $1.2 billion five-year senior unsecured revolving credit facility maturing in February 2019 (WES RCF), which is expandable to $1.5 billion.
At September 30, 2016, WES had outstanding borrowings under its RCF of $20 million at an interest rate of 1.82%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $1.18 billion. At September 30, 2016, WES was in compliance with all related covenants.
In March 2016, WGP entered into a $250 million three-year senior secured revolving credit facility maturing in March 2019 (WGP RCF), which is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. Obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES), as well as all equity interests owned by WGP. Borrowings under the WGP RCF bear interest at LIBOR (with a floor of 0%), plus applicable margins ranging from 2.00% to 2.75% depending on WGP’s consolidated leverage ratio, or at a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%, in each case plus applicable margins ranging from 1.00% to 1.75% based upon WGP’s consolidated leverage ratio. At September 30, 2016, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 2.53%, had available borrowing capacity of $222 million, and was in compliance with all related covenants.
In October 2016, WES completed a public offering of $200 million aggregate principal amount of 5.450% Senior Notes due April 2044. Net proceeds were used to repay amounts outstanding under the WES RCF and the remaining proceeds will be used for general partnership purposes, including capital expenditures.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt and Interest Expense (Continued)

Capital Lease Obligations  Construction of a floating production, storage and offloading unit (FPSO) for the Company’s Tweneboa/Enyenra/Ntomme (TEN) field operations in Ghana commenced in 2013. The Company recognized an asset and related obligation for its approximate 19% nonoperated working interest share during the construction period. Upon completion of the construction during the third quarter of 2016, the Company reported the asset and related obligation as a capital lease of $225 million for the Company’s share of the fair value of the FPSO. The FPSO lease provides for an initial term of 10 years with annual renewal periods for an additional 10 years, annual purchase options that decrease over time, and no residual value guarantees. The capital lease asset will be depreciated over the estimated proved reserves of the TEN field using the unit-of-production method, with the associated depreciation included in depreciation, depletion, and amortization (DD&A) in the Company’s Consolidated Statement of Income. The capital lease obligation will be accreted to the present value of the minimum lease payments using the effective interest method. The Company will make the first payment under the FPSO capital lease in the fourth quarter of 2016.
At September 30, 2016, future minimum lease payments due under capital leases were:

millions
2016	$16
2017	42
2018	42
2019	42
2020	42
Remaining years	433
Total future minimum lease payments	$617
Less portion representing imputed interest	372
Capital lease obligations	$245

Interest Expense  The following summarizes interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2016	2015	2016	2015
Debt and other	$251	$245	$768	$743
Capitalized interest	(31)	(46)	(111)	(127)
Total interest expense	$220	$199	$657	$616

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2016	2015	2016	2015
Income tax expense (benefit)	$(260)	$(917)	$(957)	$(2,232)
Income (loss) before income taxes	(1,007)	(3,077)	(3,313)	(7,520)
Effective tax rate	26%	30%	29%	30%

The Company reported a loss before income taxes for the three and nine months ended September 30, 2016 and 2015. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the three and nine months ended September 30, 2016, was primarily attributable to the following decreases:

•	non-deductible Algerian exceptional profits tax for Algerian income tax purposes

•	tax impact from foreign operations

•	non-deductible goodwill related to divestitures

•	adjustments to deferred tax balances

•	net changes in uncertain tax positions
These decreases were partially offset by the following increases:
•state taxes, net of federal benefit
•income attributable to noncontrolling interest

The decrease from the 35% U.S. federal statutory rate for the three and nine months ended September 30, 2015, was primarily attributable to non-deductible Algerian exceptional profits tax for Algerian income tax purposes and the tax impact from foreign operations.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Proceeds from this transaction were accounted for as deferred revenues and are included in accrued expenses and other long-term liabilities on the Company’s Consolidated Balance Sheet. The deferred revenues will be amortized to other revenues, included in gains (losses) on divestitures and other, net on a unit-of-revenue basis over the term of the agreement. Net proceeds received from the third party were reported in financing activities on the Company’s Consolidated Statement of Cash Flows. Semi-annual payments to the third party are scheduled on March 1 and September 1 of each year through March 1, 2026. The specified future amounts that the Company expects to pay and the payment timing are subject to change based upon the actual royalties received by the Company during the term of the conveyance. Royalties received by Anadarko under this agreement are reported in operating activities on the Company’s Consolidated Statement of Cash Flows. The semi-annual payments to the third party, up to the aggregate amount of the $413 million net proceeds the Company received for the conveyance in the first quarter of 2016, are reported in financing activities on the Company’s Consolidated Statement of Cash Flows. Any additional payments to the third party are reported in operating activities on the Company’s Consolidated Statement of Cash Flows to offset the royalties received.
During the nine months ended September 30, 2016, the Company amortized $27 million of deferred revenues as a result of this agreement. The Company made the first semi-annual payment of $25 million for royalties in September 2016. The following summarizes the remaining amounts that the Company expects to pay, prior to the potential 3% to 4% of any excess described above:

millions
2017	$50
2018	50
2019	52
2020	56
2021	57
Later years	263
Total	$528

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Restructuring Charges

In the first quarter of 2016, the Company initiated a workforce reduction program to align the size and composition of its workforce with its expected future operating and capital plans. Employee notifications related to the workforce reduction program were completed by June 30, 2016. All restructuring charges will be recognized in 2016, with the exception of approximately $17 million of expense for retirement benefits expected to be recognized in 2017. The following summarizes the total expected restructuring charges and the amounts expensed during the three and nine months ended September 30, 2016, which are included in general and administrative expenses in the Company’s Consolidated Statements of Income:

millions	Total Expected Costs	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Costs by category
Cash severance	$154	$5	$151
Retirement benefits (1)	219	102	178
Share-based compensation	37	5	34
Total	$410	$112	$363
__________________________________________________________________

(1)	Includes termination benefits, curtailments, and settlements. See Note 13—Pension Plans and Other Postretirement Benefits.

The following summarizes the changes in the cash severance-related liability included in accounts payable on the Company’s Consolidated Balance Sheet:

millions	2016
Balance at January 1	$—
Accruals	151
Payments	(141)
Balance at September 30	$10

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

	Pension Benefits		Other Benefits
millions	2016	2015	2016	2015
Three Months Ended September 30
Service cost	$24	$30	$1	$3
Interest cost	24	25	3	3
Expected return on plan assets	(24)	(27)	—	—
Amortization of net actuarial loss (gain)	12	13	—	—
Amortization of net prior service cost (credit)	—	—	(6)	1
Settlement expense	102	—	—	—
Net periodic benefit cost	$138	$41	$(2)	$7

Nine Months Ended September 30
Service cost	$73	$89	$2	$8
Interest cost	73	76	9	11
Expected return on plan assets	(75)	(82)	—	—
Amortization of net actuarial loss (gain)	30	39	—	—
Amortization of net prior service cost (credit)	—	—	(18)	2
Settlement expense	126	—	—	—
Termination benefits expense	44	—	—	—
Curtailment expense	8	—	—	—
Net periodic benefit cost	$279	$122	$(7)	$21

The Company’s workforce reduction program resulted in remeasurements of its pension and other postretirement plans during 2016. The remeasurements of the benefit obligation and plan assets resulted in a net liability increase of $327 million for the pension benefit plans and $24 million for the other postretirement benefit plans, with a corresponding decrease in other comprehensive income.
At December 31, 2015, total expected contributions related to unfunded pension plans were $25 million for 2016. The Company expects to contribute an additional $82 million in 2016 and $23 million in 2017 to unfunded pension plans primarily related to the workforce reduction program. See Note 12—Restructuring Charges.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stockholders’ Equity

Common Stock Issuance In September 2016, the Company completed a public offering of 40.5 million shares of its common stock at a price of $53.23 per share. Net proceeds of $2.16 billion from this equity issuance will primarily be used to fund the acquisition of certain Gulf of Mexico assets, which is expected to close in the fourth quarter of 2016. The remaining net proceeds will be used for general corporate purposes. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale.

Earnings per Share (EPS) The Company’s basic EPS is computed based on the average number of shares of common stock outstanding for the period and includes the effect of any participating securities and TEUs as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units, TEUs, and WES Series A Preferred units, if the inclusion of these items is dilutive.
The following provides a reconciliation between basic and diluted earnings per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2016	2015	2016	2015
Net income (loss)
Net income (loss) attributable to common stockholders	$(830)	$(2,235)	$(2,556)	$(5,442)
Income (loss) effect of TEUs	(2)	(3)	(5)	(3)
Less distributions on participating securities	1	1	1	4
Basic	$(833)	$(2,239)	$(2,562)	$(5,449)
Income (loss) effect of TEUs	—	—	(1)	—
Diluted	$(833)	$(2,239)	$(2,563)	$(5,449)
Shares
Average number of common shares outstanding—basic	517	508	512	508
Average number of common shares outstanding—diluted	517	508	512	508
Excluded due to anti-dilutive effect	11	10	11	11
Net income (loss) per common share
Basic	$(1.61)	$(4.41)	$(5.00)	$(10.73)
Diluted	$(1.61)	$(4.41)	$(5.00)	$(10.73)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Accumulated Other Comprehensive Income (Loss)

The following summarizes the after-tax changes in the balances of accumulated other comprehensive income (loss):

millions	Interest-rate Derivatives Previously Subject to Hedge Accounting	Pension and Other Postretirement Plans	Total
Balance at December 31, 2015	$(42)	$(341)	$(383)
Other comprehensive income (loss), before reclassifications	—	(219)	(219)
Reclassifications to Consolidated Statement of Income	4	80	84
Balance at September 30, 2016	$(38)	$(480)	$(518)

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
Class C units issued to Anadarko will receive quarterly distributions in the form of additional Class C units until the end of 2017, unless WES elects to convert the units to common units earlier or Anadarko elects to extend the conversion date. WES distributed 749 thousand Class C units to Anadarko during the nine months ended September 30, 2016, and 498 thousand Class C units to Anadarko during 2015. During 2015, WES issued approximately 874 thousand common units to the public for net proceeds of $57 million.
WGP, a publicly traded consolidated subsidiary, is a limited partnership formed by Anadarko to own partnership interests in WES. During the three months ended June 30, 2016, Anadarko sold 12.5 million of its WGP common units to the public for net proceeds of $476 million. At September 30, 2016, Anadarko’s ownership interest in WGP consisted of an 81.6% limited partner interest and the entire non-economic general partner interest. The remaining 18.4% limited partner interest in WGP was owned by the public.
At September 30, 2016, WGP’s ownership interest in WES consisted of a 30.0% limited partner interest, the entire 1.5% general partner interest, and all of the WES incentive distribution rights. At September 30, 2016, Anadarko also owned an 8.5% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 60.0% limited partner interest in WES was owned by the public.

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
All outstanding debt for WES at September 30, 2016, and December 31, 2015, including any borrowings under the WES RCF, is recourse to WES’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. All outstanding debt for WGP at September 30, 2016, and December 31, 2015, including any borrowings under the WGP RCF, is recourse to WGP’s general partner, which is a wholly owned subsidiary of the Company. See Note 8—Debt and Interest Expense for additional information on WGP and WES long-term debt balances.

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

Financial Support Provided to VIEs Concurrent with the closing of its May 2008 initial public offering, WES loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES was $5 million for each of the three months ended September 30, 2016 and 2015, and $13 million for each of the nine months ended September 30, 2016 and 2015. The note receivable and related interest income are eliminated in consolidation.
In March 2015, WES acquired the Company’s interest in Delaware Basin JV Gathering LLC (DBJV). The acquisition was financed using a deferred purchase price obligation which requires a cash payment from WES to the Company due on March 31, 2020. The cash payment due to the Company is equal to WES’s share in DBJV Net Earnings (defined below) for 2018 and 2019 less WES’s share of capital expenditures incurred for DBJV from March 1, 2015 to February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses, and property taxes. The net present value of this obligation was $16 million at September 30, 2016, and $189 million at December 31, 2015. The reduction in the value of the deferred purchase price obligation was primarily due to revisions reflecting a decrease in WES’s estimate of future Net Earnings and an increase in WES’s estimate of capital expenditures to be incurred by DBJV.
In order to reduce WES’s exposure to a majority of the commodity-price risk inherent in certain of their contracts, Anadarko has commodity price swap agreements in place with WES expiring on December 31, 2016. WES has recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for the amount by which the swap price exceeds the applicable market price. WES recorded a $35 million capital contribution from Anadarko for the nine months ended September 30, 2016, and a capital contribution of $8 million for the nine months ended September 30, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Supplemental Cash Flow Information

Additions to properties and equipment as presented within Anadarko’s cash flows from investing activities include cash payments for cost of properties, equipment, and facilities. The cost of properties includes the initial capitalization of drilling costs associated with all exploratory wells whether or not they were deemed to have a commercially sufficient quantity of proved reserves. The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing activities:

	Nine Months Ended September 30,
millions	2016	2015
Cash paid (received)
Interest, net of amounts capitalized (1)	$735	$1,916
Income taxes, net of refunds (2)	(878)	(163)
Non-cash investing activities
Fair value of properties and equipment from non-cash transactions	$2	$156
Asset retirement cost additions	85	139
Accruals of property, plant, and equipment	454	858
Net liabilities assumed (divested) in acquisitions and divestitures	(39)	(84)
Non-cash investing and financing activities
Capital lease obligation (3)	$10	$—
Floating production, storage, and offloading unit construction period obligation (3)	11	51
Deferred drilling lease liability	3	—
__________________________________________________________________

(1)	Includes $1.2 billion of interest related to the Tronox settlement payment in 2015.

(2)	Includes $881 million from a tax refund related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback.

(3)
Upon completion of the FPSO during the third quarter of 2016, the Company reported the construction period obligation as a capital lease obligation and recorded a fair-value adjustment. See Note 8—Debt and Interest Expense.

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
Management believes Adjusted EBITDAX provides information useful in assessing the Company’s operating and financial performance across periods. Adjusted EBITDAX as defined by Anadarko may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) attributable to common stockholders and other performance measures, such as operating income. Below is a reconciliation of consolidated Adjusted EBITDAX to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2016	2015	2016	2015
Income (loss) before income taxes	$(1,007)	$(3,077)	$(3,313)	$(7,520)
(Gains) losses on divestitures, net	414	578	516	1,003
Exploration expense	304	1,074	506	2,260
DD&A	1,069	1,111	3,202	3,581
Impairments	27	758	61	3,571
Interest expense	220	199	657	616
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	88	360	863	374
Restructuring charges	112	—	363	—
Other operating expense	—	—	1	4
Loss on early extinguishment of debt	—	—	124	—
Tronox-related contingent loss	—	—	—	5
Certain other nonoperating items	—	—	(56)	22
Less net income (loss) attributable to noncontrolling interests	83	75	200	154
Consolidated Adjusted EBITDAX	$1,144	$928	$2,724	$3,762

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Segment Information (Continued)

Information presented below as “Other and Intersegment Eliminations” includes corporate costs, results from hard-minerals royalties, and net cash from settlement of commodity derivatives. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended September 30, 2016
Sales revenues	$1,109	$174	$968	$—	$2,251
Intersegment revenues	717	370	(841)	(246)	—
Other	—	—	—	56	56
Total revenues and other (1)	1,826	544	127	(190)	2,307
Operating costs and expenses (2)	807	273	173	(79)	1,174
Net cash from settlement of commodity derivatives	—	—	—	(63)	(63)
Other (income) expense, net	—	—	—	(31)	(31)
Net income (loss) attributable to noncontrolling interests	—	83	—	—	83
Total expenses and other	807	356	173	(173)	1,163
Adjusted EBITDAX	$1,019	$188	$(46)	$(17)	$1,144

Three Months Ended September 30, 2015
Sales revenues	$1,067	$195	$968	$—	$2,230
Intersegment revenues	750	315	(832)	(233)	—
Other	—	—	—	36	36
Total revenues and other (1)	1,817	510	136	(197)	2,266
Operating costs and expenses (2)	840	287	181	(14)	1,294
Net cash from settlement of commodity derivatives	—	—	—	(79)	(79)
Other (income) expense, net	—	—	—	47	47
Net income (loss) attributable to noncontrolling interests	—	75	—	—	75
Total expenses and other	840	362	181	(46)	1,337
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	(1)	—	(1)
Adjusted EBITDAX	$977	$148	$(46)	$(151)	$928
 __________________________________________________________________

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)	Operating costs and expenses excludes exploration expense, DD&A, impairments, restructuring charges, and other operating expense since these expenses are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Segment Information (Continued)

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Nine Months Ended September 30, 2016
Sales revenues	$2,853	$440	$2,577	$—	$5,870
Intersegment revenues	1,885	1,012	(2,180)	(717)	—
Other	—	—	—	128	128
Total revenues and other (1)	4,738	1,452	397	(589)	5,998
Operating costs and expenses (2)	2,370	675	526	(233)	3,338
Net cash from settlement of commodity derivatives	—	—	—	(226)	(226)
Other (income) expense, net (3)	—	—	—	(30)	(30)
Net income (loss) attributable to noncontrolling interests	—	200	—	—	200
Total expenses and other	2,370	875	526	(489)	3,282
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	8	—	8
Adjusted EBITDAX	$2,368	$577	$(121)	$(100)	$2,724

Nine Months Ended September 30, 2015
Sales revenues	$3,493	$560	$3,399	$—	$7,452
Intersegment revenues	2,752	920	(2,977)	(695)	—
Other	—	—	—	196	196
Total revenues and other (1)	6,245	1,480	422	(499)	7,648
Operating costs and expenses (2)	2,674	761	571	(110)	3,896
Net cash from settlement of commodity derivatives	—	—	—	(251)	(251)
Other (income) expense, net (3)	—	—	—	87	87
Net income (loss) attributable to noncontrolling interests	—	154	—	—	154
Total expenses and other	2,674	915	571	(274)	3,886
Adjusted EBITDAX	$3,571	$565	$(149)	$(225)	$3,762
 __________________________________________________________________

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)	Operating costs and expenses excludes exploration expense, DD&A, impairments, restructuring charges, and other operating expense since these expenses are excluded from Adjusted EBITDAX.

(3)	Other (income) expense, net excludes certain other nonoperating items since these items are excluded from Adjusted EBITDAX.

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

•
legislative or regulatory changes, including changes relating to hydraulic fracturing; retroactive royalty or production tax regimes; deepwater drilling and permitting regulations; derivatives reform; changes in state, federal, and foreign income taxes; environmental regulation, including regulations related to climate change; environmental risks; and liability under federal, state, foreign, and local environmental laws and regulations

•	civil or political unrest or acts of terrorism in a region or country

•	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties

•	volatility in the securities, capital, or credit markets and related risks such as general credit, liquidity, and interest-rate risk

•	the Company’s ability to successfully monetize select assets, repay or refinance its debt, and the impact of changes in the Company’s credit ratings

•	the Company’s ability to close the acquisition of certain Gulf of Mexico assets

•	risks and liabilities associated with acquired properties or businesses

•	disruptions in international oil, NGLs, and condensate cargo shipping activities

•	physical, digital, internal, and external security breaches

•	supply and demand, technological, political, governmental, and commercial conditions associated with long-term development and production projects in domestic and international locations

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

OUTLOOK

The Company’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly dependent on the global commodity-price markets, which affect the value the Company receives from its sales of oil, natural gas, and NGLs. During 2015, the oil and natural-gas industry experienced a significant decrease in commodity prices, which continued into 2016, driven by a global supply/demand imbalance for oil and an oversupply of natural gas in the United States.
The following actions in 2016 have enabled the Company to manage through this lower commodity-price environment:

•	reducing capital expenditures by 50% from the prior year

•	enhancing operational efficiencies

•
continuing an active monetization program by closing monetizations totaling $2.8 billion through September 30, 2016, and entering into agreements for an additional $1.2 billion, which are expected to close in the fourth quarter of 2016

•	improving the Company’s cost structure by approximately $800 million annually after 2016 through a dividend decrease and a workforce reduction program

•	retiring approximately $3.0 billion of near-term maturities with proceeds from debt issued during the first quarter of 2016

In addition, in September 2016 the Company entered into an agreement to acquire certain assets in the Gulf of Mexico for $2.0 billion. The acquisition is expected to close in the fourth quarter of 2016 and is subject to customary closing conditions. The acquisition of these assets will expand Anadarko’s operated infrastructure in the Gulf of Mexico, doubling the Company’s ownership in the Lucius development to approximately 49% and increasing its oil production from the Gulf of Mexico. The acquired assets are expected to generate substantial cash flow over the next five years at current strip prices, enabling accelerated investment in Anadarko’s Delaware and DJ basin assets. The Company completed a public offering of 40.5 million shares of its common stock for net proceeds of $2.16 billion to fund the acquisition of the Gulf of Mexico assets. The remaining net proceeds will be used for general corporate purposes.

The Company has increased the estimate for its 2016 capital spending from a range of $3.1 billion to $3.3 billion to a range of $3.3 billion to $3.5 billion, including approximately $490 million to $530 million for Western Gas Partners, LP (WES), a publicly traded consolidated subsidiary, and excluding any acquisitions made by Anadarko or WES. The increase primarily reflects increased activity in the Delaware and DJ basins. The Company has currently allocated approximately 65% of its 2016 capital spending budget to development activities, 15% to exploration activities, and 20% to gathering and processing activities and other business activities. The Company currently expects its 2016 capital spending by area to be approximately 40% for the U.S. onshore region and Alaska, 20% for the Gulf of Mexico, 20% for Midstream and other (including WES), and 20% for International.

Liquidity  As of September 30, 2016, Anadarko had $4.0 billion of cash on hand plus $5.0 billion of borrowing capacity under its revolving credit facilities. Cash on hand includes net proceeds of $2.16 billion from the Company’s September 2016 public offering of 40.5 million shares of its common stock. Additionally, Anadarko has entered into divestiture agreements that are expected to close in the fourth quarter for approximately $1.2 billion. Prior to year-end 2016, Anadarko plans to use approximately $1.8 billion of its cash on hand for the acquisition of certain Gulf of Mexico assets. In October 2016, the Company provided notice of its intent to redeem its remaining $750 million of 6.375% Senior Notes due September 2017 prior to year end. Anadarko believes that its cash on hand, anticipated operating cash flows, and proceeds from expected future asset monetizations will be sufficient to fund the Company’s projected 2016 operational and capital programs, the acquisition of certain assets in the Gulf of Mexico, and the redemption of its $750 million 2017 debt maturities in the fourth quarter of 2016.
Anadarko enters into strategic derivative positions to reduce its commodity-price risk and increase the predictability of cash flows. At September 30, 2016, derivative positions covered 26% of Anadarko’s anticipated oil sales volumes for 2016, 42% of its anticipated natural-gas sales volumes and 2% of its anticipated NGLs sales volumes for 2017, and 14% of its anticipated natural-gas sales volumes for 2018. These instruments had a fair value of $41 million as of September 30, 2016. See Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Potential for Future Impairments  Properties and equipment are reviewed for impairment when facts and circumstances indicate that net book values may not be recoverable. In performing this review, an undiscounted cash flow test is performed at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, the property’s fair value is estimated and an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value. The primary assumptions used to estimate expected undiscounted future net cash flows include anticipated future production, commodity prices, and capital and operating costs. Unfavorable changes in any of these assumptions could result in a reduction in undiscounted future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment. In most cases, the assumption that generates the most variability in undiscounted future net cash flows is future oil and gas prices. For impairment testing, the Company used the five-year forward strip prices for oil and natural gas, with prices subsequent to the fifth year held constant as the benchmark price in the undiscounted future net cash flows. Capital and operating costs were estimated assuming 0% escalation for years where the average oil strip price was below $50 per barrel (Bbl) and 1% escalation for years where the average oil strip price exceeded $50 per Bbl.
At September 30, 2016, the Company’s estimates of undiscounted future cash flows attributable to a certain international asset group with a net book value of approximately $1.4 billion, and certain U.S. onshore asset groups with a combined net book value of approximately $1.1 billion, indicated that the carrying amounts were expected to be recovered; however, these asset groups may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that a 10% decline in oil prices (with all other assumptions unchanged) could result in a non-cash impairment in excess of $600 million for the international asset group, and a 10% decline in natural-gas prices (with all other assumptions unchanged) could result in non-cash impairments in excess of $400 million for the U.S. onshore asset groups. It is also reasonably possible that prolonged low or further declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in other additional impairments.

OVERVIEW

Anadarko is among the world’s largest independent exploration and production companies. Anadarko is engaged in the exploration, development, production, and marketing of oil, condensate, natural gas, and NGLs, and in the marketing of anticipated production of liquefied natural gas. The Company also engages in the gathering, processing, treating, and transporting of oil, condensate, natural gas, and NGLs. The Company has exploration and production activities in various countries around the world, including activities in the United States, Algeria, Ghana, Mozambique, Colombia, Côte d’Ivoire, and other countries.

Significant operating and financial activities for the third quarter of 2016 include the following:

Overall

•
Anadarko’s third-quarter sales volumes averaged 780 thousand barrels of oil equivalent per day (MBOE/d), representing a 1% decrease from the third quarter of 2015, primarily due to divestitures of U.S. onshore assets partially offset by increased performance and continued field development in U.S. onshore and new wells coming online in the Gulf of Mexico.

•
In September 2016, the Company entered into an agreement to acquire certain assets in the Gulf of Mexico for $2.0 billion. The acquisition is expected to close in the fourth quarter of 2016 and is subject to customary closing conditions.

•
The Company closed $2.8 billion of monetizations year to date, including asset divestitures, the sale of Anadarko’s interest in Springfield Pipeline LLC to WES, the sale of a portion of the Company’s common units in Western Gas Equity Partners, LP (WGP) to the public, and the Company’s conveyance of a limited-term nonparticipating royalty interest in certain of its coal and trona leases to a third party.

U.S. Onshore

•
Third-quarter liquids sales volumes averaged 284 thousand barrels per day (MBbls/d), representing a 2% increase from the third quarter of 2015, primarily due to increased performance in the DJ basin and continued field development in the Delaware basin.

•
Third-quarter natural-gas sales volumes averaged 321 MBOE/d, representing a 5% decrease from the third quarter of 2015, primarily due to the September 2015 sale of certain coalbed methane properties, the July 2015 sale of certain properties in East Texas, and the June 2016 sale of certain Wyoming assets. These decreases were partially offset by improved well performance in the DJ basin and production modulation in the Marcellus shale in 2015.

Gulf of Mexico

•	Third-quarter oil sales volumes averaged 65 MBOE/d, representing an 18% increase from the third quarter of 2015, primarily due to new wells coming online at K2 and Caesar/Tonga.

•	The Company acquired a 33% operated working interest in the Constellation discovery (formerly Hopkins). The field is expected to be tied back to Anadarko’s Constitution spar.
International

•	Third-quarter sales volumes averaged 91 MBbls/d, representing an 11% increase from the third quarter of 2015, primarily as a result of timing of liftings in Algeria.

•	The Tweneboa/Enyenra/Ntomme (TEN) development project (19% nonoperated working interest) in Ghana achieved first oil in the third quarter of 2016.

Financial

•	Anadarko’s net loss attributable to common stockholders for the third quarter of 2016 totaled $830 million.

•
The Company completed a public offering of 40.5 million shares of its common stock for net proceeds of $2.16 billion. Net proceeds will primarily be used to fund the acquisition of certain Gulf of Mexico assets discussed above, and the remaining net proceeds will be used for general corporate purposes.

•
The Company generated $785 million of cash flow from operations and ended the third quarter with $4.0 billion of cash on hand, which included net proceeds from the Company’s September 2016 equity offering.

•
The Company recognized workforce reduction program expenses of $112 million in the third quarter for a total of $363 million for the nine months ended September 30, 2016. Total program expenses are expected to be $410 million.

•
WES completed a public offering of $500 million aggregate principal amount of 4.650% Senior Notes due July 2026. Net proceeds were used to repay a portion of the amount outstanding under WES’s $1.2 billion five-year senior unsecured revolving credit facility maturing in February 2019 (WES RCF).

•
In October 2016, WES completed a public offering of $200 million aggregate principal amount of 5.450% Senior Notes due April 2044. Net proceeds were used to repay amounts outstanding under the WES RCF and the remaining proceeds will be used for general partnership purposes, including capital expenditures.

•	In October 2016, the Company provided notice of its intent to redeem its $750 million of 6.375% Senior Notes due September 2017 prior to year end.

FINANCIAL RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2016	2015	2016	2015
Oil and condensate, natural-gas, and NGLs sales	$1,901	$1,896	$4,975	$6,520
Gathering, processing, and marketing sales	350	334	895	932
Gains (losses) on divestitures and other, net	(358)	(542)	(388)	(807)
Revenues and other	1,893	1,688	5,482	6,645
Costs and expenses	2,686	4,237	7,471	13,312
Other (income) expense	214	528	1,324	853
Income tax expense (benefit)	(260)	(917)	(957)	(2,232)
Net income (loss) attributable to common stockholders	$(830)	$(2,235)	$(2,556)	$(5,442)
Net income (loss) per common share attributable to common stockholders—diluted	$(1.61)	$(4.41)	$(5.00)	$(10.73)
Average number of common shares outstanding—diluted	517	508	512	508

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended September 30, 2016,” refer to the comparison of the three months ended September 30, 2016, to the three months ended September 30, 2015, and any increases or decreases “for the nine months ended September 30, 2016,” refer to the comparison of the nine months ended September 30, 2016, to the nine months ended September 30, 2015. The primary factors that affect the Company’s results of operations include commodity prices for oil, natural gas, and NGLs; sales volumes; the cost of finding such reserves; and operating costs.

Revenues and Sales Volumes

	Three Months Ended September 30,
millions except percentages	Oil and Condensate	Natural Gas	NGLs	Total
2015 sales revenues	$1,229	$484	$183	$1,896
Changes associated with sales volumes	67	(40)	10	37
Changes associated with prices	(57)	(9)	34	(32)
2016 sales revenues	$1,239	$435	$227	$1,901
Increase (decrease) vs. 2015	1%	(10)%	24%	—%

	Nine Months Ended September 30,
millions except percentages	Oil and Condensate	Natural Gas	NGLs	Total
2015 sales revenues	$4,264	$1,612	$644	$6,520
Changes associated with sales volumes	(97)	(167)	(18)	(282)
Changes associated with prices	(953)	(324)	14	(1,263)
2016 sales revenues	$3,214	$1,121	$640	$4,975
Increase (decrease) vs. 2015	(25)%	(30)%	(1)%	(24)%

Changes associated with sales volumes for the three and nine months ended September 30, 2016, include decreases associated with asset divestitures.

The following provides Anadarko’s sales volumes for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	64	(2)%	65	196	(6)%	209
International	8	11	8	23	(6)	25
Total barrels of oil equivalent	72	(1)	73	219	(6)	234

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	689	(2)%	705	715	(6)%	765
International	91	11	82	85	(6)	90
Total barrels of oil equivalent per day	780	(1)	787	800	(6)	855
 _______________________________________________________________________________
MMBOE—million barrels of oil equivalent

Sales volumes represent actual production volumes adjusted for changes in commodity inventories as well as natural-gas production volumes provided to satisfy a commitment under the Jubilee development plan in Ghana. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and Other (Income) Expense—(Gains) Losses on Derivatives, net. Production of oil, natural gas, and NGLs is usually not affected by seasonal swings in demand.

Oil and Condensate Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
United States
Sales volumes—MMBbls	22	4%	21	63	(1)%	64
MBbls/d	233	4	224	230	(1)	233
Price per barrel	$41.29	(5)	$43.48	$36.52	(23)	$47.37
International
Sales volumes—MMBbls	8	10%	7	22	(6)%	23
MBbls/d	84	10	77	79	(6)	84
Price per barrel	$45.82	(3)	$47.30	$41.98	(22)	$54.13
Total
Sales volumes—MMBbls	30	5%	28	85	(2)%	87
MBbls/d	317	5	301	309	(2)	317
Price per barrel	$42.49	(4)	$44.45	$37.91	(23)	$49.16
Oil and condensate sales revenues (millions)	$1,239	1	$1,229	$3,214	(25)	$4,264
 _______________________________________________________________________________
MMBbls—million barrels

Anadarko’s oil and condensate sales volumes increased by 16 MBbls/d for the three months ended September 30, 2016, and decreased by 8 MBbls/d for the nine months ended September 30, 2016, primarily due to the following:

U.S. Onshore

•	DJ basin - decrease of 4 MBbls/d for the nine months ended September 30, 2016, primarily due to reduced capital activity

•	Delaware basin - increase of 10 MBbls/d for the three months ended September 30, 2016, and 7 MBbls/d for the nine months ended September 30, 2016, primarily due to continued field development

•	Eagleford shale - decrease of 6 MBbls/d for the three months ended September 30, 2016, and 7 MBbls/d for the nine months ended September 30, 2016, primarily due to natural production decline

•
Divestitures - decrease of 5 MBbls/d for the three months ended September 30, 2016, primarily due to the sale of certain Wyoming assets, and decrease of 6 MBbls/d for the nine months ended September 30, 2016, primarily due to the sale of certain enhanced oil recovery (EOR) assets

Gulf of Mexico

•
Caesar/Tonga, K2, and Lucius - increase of 12 MBbls/d for the three months ended September 30, 2016, primarily due to new wells coming online at K2 and Caesar/Tonga, and increase of 9 MBbls/d for the nine months ended September 30, 2016, primarily due to new wells coming online at K2 and Caesar/Tonga and the achievement of first oil at Lucius in the first quarter of 2015

International

•	Algeria - increase of 16 MBbls/d for the three months ended September 30, 2016, and 7 MBbls/d for the nine months ended September 30, 2016, primarily due to the timing of liftings

•
Ghana - decrease of 9 MBbls/d for the three months ended September 30, 2016, and 12 MBbls/d for the nine months ended September 30, 2016, primarily due to downtime to address new production and offtake procedures resulting from issues associated with the Jubilee field floating production, storage and offloading unit (FPSO) turret bearing. The partners are pursuing a long-term solution to convert the FPSO to a permanently moored facility in 2017. In the meantime, shuttle tankers continue to conduct offtakes.

Anadarko’s average oil price received decreased for the three and nine months ended September 30, 2016, primarily due to continued high petroleum inventories globally and stronger supply growth from the Organization of Petroleum Exporting Countries.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
United States
Sales volumes—Bcf	184	(8)%	201	593	(10)%	662
MMcf/d	2,003	(8)	2,186	2,164	(10)	2,424
Price per Mcf	$2.36	(2)	$2.41	$1.89	(23)	$2.44
Natural-gas sales revenues (millions)	$435	(10)	$484	$1,121	(30)	$1,612
 _______________________________________________________________________________
Bcf—billion cubic feet
MMcf/d—million cubic feet per day
Mcf—thousand cubic feet

The Company’s natural-gas sales volumes decreased by 183 MMcf/d for the three months ended September 30, 2016, and 260 MMcf/d for the nine months ended September 30, 2016, primarily due to the following:

U.S. Onshore

•	DJ basin - increase of 101 MMcf/d for the three months ended September 30, 2016, and 108 MMcf/d for the nine months ended September 30, 2016, primarily due to improved well performance

•	Marcellus shale - increase of 73 MMcf/d for the three months ended September 30, 2016, and 27 MMcf/d for the nine months ended September 30, 2016, primarily due to production modulation in 2015

•	Greater Natural Buttes - decrease of 1 MMcf/d for the three months ended September 30, 2016, and 45 MMcf/d for the nine months ended September 30, 2016, primarily due to natural production decline

•
Divestitures - decrease of 267 MMcf/d for the three months ended September 30, 2016, and 278 MMcf/d for the nine months ended September 30, 2016, primarily due to the sale of certain coalbed methane properties, the sale of certain Wyoming assets, and the sale of certain East Texas assets

Gulf of Mexico

•
Independence Hub - decrease of 76 MMcf/d for the three months ended September 30, 2016, and 69 MMcf/d for the nine months ended September 30, 2016, primarily as a result of the last producing well going off line in December 2015

The average natural-gas price Anadarko received decreased for the three and nine months ended September 30, 2016, primarily due to lower weather-driven residential and commercial demand, which have contributed to sustained high gas storage levels.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
Total
Sales volumes—MMBbls	11	6%	12	35	(3)%	37
MBbls/d	129	6	122	130	(3)	134
Price per barrel	$19.13	18	$16.26	$18.04	2	$17.63
Natural-gas liquids sales revenues (millions)	$227	24	$183	$640	(1)	$644

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes increased by 7 MBbls/d for the three months ended September 30, 2016, and decreased by 4 MBbls/d for the nine months ended September 30, 2016, primarily due to the following:

U.S. Onshore

•
DJ basin - increase of 17 MBbls/d for the three months ended September 30, 2016, primarily due to improved well performance and the injection of volumes into storage in 2015, and 8 MBbls/d for the nine months ended September 30, 2016, primarily due to improved well performance

•	East Texas/Louisiana - decrease of 5 MBbls/d for the three and nine months ended September 30, 2016, primarily due to natural production decline at Carthage/Haynesville

•	Greater Natural Buttes - decrease of 4 MBbls/d for the nine months ended September 30, 2016, primarily due to natural production decline in 2016 and sales from storage in 2015

•
Divestitures - decrease of 7 MBbls/d for the three months ended September 30, 2016, and 3 MBbls/d for the nine months ended September 30, 2016, primarily due to the sale of certain Wyoming assets in June 2016

Anadarko’s average NGLs price received increased for the three and nine months ended September 30, 2016, primarily due to higher ethane rejection in 2016 resulting in higher-value NGL sales volumes.

Gathering, Processing, and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
Gathering, processing, and marketing sales	$350	5%	$334	$895	(4)%	$932
Gathering, processing, and marketing expense	291	1	289	758	(5)	798
Total gathering, processing, and marketing, net	$59	31	$45	$137	2	$134

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
Gathering, processing, and marketing, net increased by $14 million for the three months ended September 30, 2016, primarily due to lower operating expenses at the Delaware Basin Midstream (DBM) complex as a result of plant maintenance in 2015, decreased overhead expense due to the workforce reduction program, and higher processing margins due to increased throughput volumes at the DBM complex. Gathering, processing, and marketing, net was relatively flat for the nine months ended September 30, 2016.

Gains (Losses) on Divestitures and Other, net

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
Gains (losses) on divestitures	$(414)	28%	$(578)	$(516)	49%	$(1,003)
Other	56	56	36	128	(35)	196
Total gains (losses) on divestitures and other, net	$(358)	34	$(542)	$(388)	52	$(807)

Gains (losses) on divestitures and other, net includes gains (losses) on divestitures and other operating revenues, including hard-minerals royalties, earnings from equity investments, and other revenues. Gains (losses) on divestitures and other, net primarily relate to the following:

2016

•
The Company recognized a loss of $355 million in the third quarter on assets held for sale associated with the divestiture of certain U.S. onshore assets in East Texas, which is expected to close in the fourth quarter of 2016.

•	The Company recognized a loss of $54 million associated with the third-quarter divestiture of certain U.S. onshore assets in East Texas/Louisiana.

•	The Company recognized a loss of $59 million associated with the second-quarter divestiture of certain U.S. onshore assets in Wyoming.

•
The Company recognized a loss of $50 million in the second quarter on assets held for sale associated with the divestiture of certain U.S. onshore assets in West Texas, which closed in the third quarter.

2015

•
The Company recognized a loss of $440 million associated with the third-quarter divestiture of certain U.S. onshore oil and gas coalbed methane properties. Additionally, the Company recognized a loss of $100 million in the third quarter on assets held for sale for the related midstream assets.

•
The Company recognized a loss of $344 million primarily in the first quarter on assets held for sale associated with the divestiture of certain U.S. onshore EOR assets, which closed in the second quarter.

•
The Company recognized a loss of $97 million in the second quarter on assets held for sale associated with the divestiture of certain U.S. onshore assets in East Texas, which closed in the third quarter with an additional loss of $13 million due to closing adjustments.

•
The Company recognized income of $13 million during the third quarter, and $130 million during the nine months ended September 30, 2015, related to the settlement of a royalty lawsuit associated with a property in the Gulf of Mexico.

Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
Oil and gas operating (millions)	$198	(24)%	$262	$608	(22)%	$784
Oil and gas operating—per BOE	2.76	(24)	3.62	2.78	(17)	3.36
Oil and gas transportation (millions)	256	(3)	265	744	(13)	853
Oil and gas transportation—per BOE	3.56	(3)	3.66	3.40	(7)	3.65
_________________________________________________________________________
BOE—barrel of oil equivalent

Oil and gas operating expense decreased by $64 million for the three months ended September 30, 2016, primarily due to lower workover costs of $23 million in the Gulf of Mexico and U.S. onshore and lower expenses of $18 million as a result of divestitures. Oil and gas operating expense decreased by $176 million for the nine months ended September 30, 2016, due to lower expenses of $82 million as a result of divestitures, lower workover costs of $37 million in the Gulf of Mexico and U.S. onshore, lower nonoperated costs of $25 million across all areas, and decreased surface maintenance costs of $18 million in U.S. onshore and the Gulf of Mexico. The related costs per BOE decreased for the three and nine months ended September 30, 2016, primarily due to cost reduction initiatives and efficiencies across the Company’s operating areas.
Oil and gas transportation expense decreased by $9 million for the three months ended September 30, 2016, and $109 million for the nine months ended September 30, 2016, due to lower sales volumes across all areas. The related costs per BOE decreased for the three and nine months ended September 30, 2016, due to lower costs as a result of decreased sales volumes.

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2016	2015	2016	2015
Exploration Expense
Dry hole expense	$203	$817	$209	$859
Impairments of unproved properties	52	136	91	1,134
Geological and geophysical expense	12	67	81	105
Exploration overhead and other	37	54	125	162
Total exploration expense	$304	$1,074	$506	$2,260

For the three months ended September 30, 2016, total exploration expense decreased by $770 million primarily related to the following:
Dry hole expense decreased by $614 million, primarily due to the following:

•
The Company expensed suspended exploratory well costs of $92 million related to certain wells in Mozambique and $64 million related to a well in the Gulf of Mexico in the third quarter of 2016. See Note 5—Suspended Exploratory Well Costs in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

•	The Company expensed $38 million for a well in Côte d’Ivoire that finished drilling in the third quarter of 2016 and encountered noncommercial quantities of hydrocarbons.

•
The Company expensed suspended exploratory well costs of $668 million in the third quarter of 2015, primarily related to Brazil where the Company does not expect to have substantive exploration and development activities for the foreseeable future given the current oil-price environment and other considerations.

•	Anadarko expensed $149 million due to unsuccessful drilling activities primarily associated with Gulf of Mexico properties and the deeper objective of a well in Colombia in the third quarter of 2015.
Impairments of unproved properties decreased by $84 million primarily due to a $109 million impairment in 2015 of the Company’s unproved Utica properties resulting from an assignment of mineral interests in settlement of a legal matter.
Geological and geophysical expense decreased by $55 million primarily due to seismic activities in Colombia in 2015.
Exploration overhead and other decreased by $17 million primarily due to lower employee-related expenses in 2016.

For the nine months ended September 30, 2016, total exploration expense decreased by $1.8 billion primarily due to the following:
Dry hole expense decreased by $650 million, primarily related to the following:

•	In 2016, the Company expensed $92 million related to certain wells in Mozambique and $64 million of suspended exploratory well costs related to a well in the Gulf of Mexico as discussed above.

•
In 2016, the Company expensed $38 million related to a well in Côte d’Ivoire, as discussed above, and expensed $15 million due to unsuccessful drilling activities primarily associated with Gulf of Mexico and U.S. onshore properties.

•
In 2015, Anadarko expensed suspended exploratory well costs of $668 million primarily related to Brazil, as discussed above, and expensed $191 million due to unsuccessful drilling activities primarily associated with Gulf of Mexico properties and the deeper objective of a well in Colombia.

Impairments of unproved properties decreased by $1.0 billion primarily due to the 2015 impairment in the amount of $935 million related to the Company’s unproved Greater Natural Buttes properties as a result of lower commodity prices and an impairment of $109 million for unproved Utica properties in 2015.
Geological and geophysical expense decreased by $24 million primarily due to reduced seismic activities in U.S. onshore and New Zealand in 2016.
Exploration overhead and other decreased by $37 million primarily due to lower employee-related expenses in 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2016	Inc (Dec) vs. 2015	2015	2016	Inc (Dec) vs. 2015	2015
General and administrative	$362	19%	$303	$1,116	26%	$888
Depreciation, depletion, and amortization	1,069	(4)	1,111	3,202	(11)	3,581
Other taxes	148	17	127	422	(8)	460
Impairments	27	(96)	758	61	(98)	3,571
Other operating expense	31	(35)	48	54	(54)	117

General and administrative expense (G&A) included $112 million of charges associated with the workforce reduction program for the three months ended September 30, 2016, and $363 million for the nine months ended September 30, 2016. Excluding the workforce reduction expenses, G&A decreased by $53 million for the three months ended September 30, 2016, and by $135 million for the nine months ended September 30, 2016, primarily due to lower employee-related expenses resulting from a workforce reduction program initiated in March 2016. See Note 12—Restructuring Charges in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Depreciation, depletion, and amortization expense decreased by $42 million for the three months ended September 30, 2016, and by $379 million for the nine months ended September 30, 2016, primarily due to the following:

•	lower carrying value for U.S. onshore and midstream properties as a result of 2015 asset impairments and divestitures

•	lower 2016 sales volumes associated with U.S. onshore properties

•	cost revisions related to certain asset retirement obligations associated with fully depreciated assets

Other taxes decreased by $38 million for the nine months ended September 30, 2016, primarily due to lower ad valorem taxes of $48 million due to lower commodity prices.

Impairment expenses for the three and nine months ended September 30, 2016, were primarily related to U.S. onshore oil and gas and midstream properties due to changes in development plans. Impairment expense for the three months ended September 30, 2015, included $641 million for certain U.S. onshore oil and gas properties and $101 million for an oil and gas property in the Gulf of Mexico, all due to lower forecasted commodity prices. Impairment expense for the nine months ended September 30, 2015, included $2.3 billion related to the Company’s Greater Natural Buttes oil and gas properties and $449 million for related midstream properties, $662 million for certain other U.S. onshore oil and gas properties, and $126 million for oil and gas properties in the Gulf of Mexico, all due to lower forecasted commodity prices.

Other operating expense decreased by $17 million for the three months ended September 30, 2016, and $63 million for the nine months ended September 30, 2016, primarily due to legal settlements in 2015, partially offset by costs related to an idle rig in the Gulf of Mexico in 2016. Other operating expense for the nine months ended September 30, 2016, also decreased due to early rig-termination fees in 2015.

Other (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2016	2015	2016	2015
Interest Expense
Debt and other	$251	$245	$768	$743
Capitalized interest	(31)	(46)	(111)	(127)
Total interest expense	$220	$199	$657	$616

Interest expense increased by $21 million for the three months ended September 30, 2016, and by $41 million for the nine months ended September 30, 2016, primarily due to a decrease in capitalized interest as a result of lower construction-in-progress balances for long-term capital projects in Brazil, and increased interest expense due to the $3.0 billion March 2016 Senior Notes issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2016	2015	2016	2015
Loss on early extinguishment of debt	$—	$—	$124	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2016	2015	2016	2015
(Gains) Losses on Derivatives, net
(Gains) losses on commodity derivatives, net	$(59)	$(125)	$7	$(177)
(Gains) losses on interest-rate derivatives, net	84	407	622	300
Total (gains) losses on derivatives, net	$25	$282	$629	$123

(Gains) losses on derivatives, net represents the changes in fair value of the Company’s derivative instruments as a result of changes in commodity prices and interest rates, contract modifications, and settlements. An interest-rate swap agreement was settled for a cash payment of $193 million in March 2016, and interest-rate swap agreements were settled for total cash payments of $73 million in September 2016. The Company settled commodity derivatives for cash receipts of $63 million for the three months ended September 30, 2016, $79 million for the three months ended September 30, 2015, $226 million for the nine months ended September 30, 2016, and $251 million for the nine months ended September 30, 2015.
For additional information, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2016	2015	2016	2015
Other (Income) Expense, net
Interest income	$(3)	$(2)	$(10)	$(9)
Other	(28)	49	(76)	118
Total other (income) expense, net	$(31)	$47	$(86)	$109

For the three months ended September 30, 2016, other income, net increased by $78 million.

•
Favorable changes in foreign currency gains/losses of $26 million were primarily associated with foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil.

•	The Company reversed a tax indemnification liability of $39 million in September 2016 due to the expiration of the statute of limitations.

•	Other income, net increased by $12 million due to 2015 losses associated with certain equity investments as a result of lower commodity prices.
For the nine months ended September 30, 2016, other income, net increased by $195 million.

•
As a result of a Chapter 11 bankruptcy declaration by a third party, the U.S. Department of the Interior ordered Anadarko to perform the decommissioning of a production facility and related wells previously sold to the third party. The Company accrued the costs to decommission the facility and wells in prior years, including $22 million in 2015. During the second quarter of 2016, the Company substantially completed the decommissioning of the wells. Final costs were lower than expected, and the Company recognized income of $56 million as a result of the reduced obligation.

•
Favorable changes in foreign currency gains/losses of $60 million were primarily associated with foreign currency held in escrow pending final determination of the Company’s Brazilian tax liability attributable to the 2008 divestiture of the Peregrino field offshore Brazil.

•	Other income, net increased by $39 million related to the reversal of the tax indemnification liability mentioned above.

•	Other income, net increased by $25 million due to 2015 losses associated with certain equity investments as a result of lower commodity prices.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2016	2015	2016	2015
Income tax expense (benefit)	$(260)	$(917)	$(957)	$(2,232)
Income (loss) before income taxes	(1,007)	(3,077)	(3,313)	(7,520)
Effective tax rate	26%	30%	29%	30%

The Company reported a loss before income taxes for the three and nine months ended September 30, 2016 and 2015. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the three and nine months ended September 30, 2016, was primarily attributable to the following decreases:

•	non-deductible Algerian exceptional profits tax for Algerian income tax purposes

•	tax impact from foreign operations

•	non-deductible goodwill related to divestitures

•	adjustments to deferred tax balances

•	net changes in uncertain tax positions
These decreases were partially offset by the following increases:
•state taxes, net of federal benefit
•income attributable to noncontrolling interest

The decrease from the 35% U.S. federal statutory rate for the three and nine months ended September 30, 2015, was primarily attributable to non-deductible Algerian exceptional profits tax for Algerian income tax purposes and the tax impact from foreign operations.

Net Income (Loss) Attributable to Noncontrolling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2016	2015	2016	2015
Net income (loss) attributable to noncontrolling interests	$83	$75	$200	$154
Public ownership in WES, limited partnership interest	60.0%	55.2%	60.0%	55.2%
Public ownership in WGP, limited partnership interest	18.4%	12.7%	18.4%	12.7%

See Note 16—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
millions	2016	2015
Net cash provided by (used in) operating activities	$1,877	$(2,134)
Net cash provided by (used in) investing activities	(1,256)	(3,696)
Net cash provided by (used in) financing activities	2,421	534

Overview  As of September 30, 2016, Anadarko had $4.0 billion of cash on hand plus $5.0 billion of borrowing capacity under its revolving credit facilities. Cash on hand includes net proceeds of $2.16 billion from the Company’s September 2016 public offering of 40.5 million shares of its common stock. Additionally, Anadarko has entered into divestiture agreements that are expected to close in the fourth quarter for approximately $1.2 billion. Prior to year-end 2016, Anadarko plans to use approximately $1.8 billion of its cash on hand for the acquisition of certain Gulf of Mexico assets. In October 2016, the Company provided notice of its intent to redeem its remaining $750 million of 6.375% Senior Notes due September 2017 prior to year end.
Anadarko believes that its cash on hand, anticipated operating cash flows, and proceeds from expected future asset monetizations will be sufficient to fund the Company’s projected 2016 operational and capital programs, the acquisition of certain assets in the Gulf of Mexico, and the redemption of its $750 million 2017 debt maturities in the fourth quarter of 2016. In addition, the Company has available borrowing capacity to supplement its working capital needs. The Company continuously monitors its liquidity needs and evaluates available funding alternatives in light of current and expected conditions. Anadarko has a variety of funding sources available, including cash on hand, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements that reduce future capital expenditures, and the Company’s credit facilities. In addition, an effective registration statement is available to Anadarko covering the sale of WGP common units owned by the Company.

Effects of Moody’s Credit Rating Downgrade  In February 2016, Standard and Poor’s (S&P) affirmed Anadarko’s “BBB” long-term debt credit rating and changed the outlook from stable to negative. Later in February 2016, Moody’s Investors Service (Moody’s) lowered the Company’s long-term debt credit rating from “Baa2” to “Ba1,” which is below investment grade. In March 2016, Fitch Ratings affirmed Anadarko’s “BBB” long-term debt credit rating and changed the outlook from stable to negative. In September 2016, S&P and Moody’s changed the outlook from negative to stable.
As a result of Moody’s downgrade of Anadarko’s credit rating to a level that is below investment grade, the Company’s credit thresholds with certain derivative counterparties were reduced and in some cases eliminated, which required the Company to increase the amount of collateral posted with derivative counterparties when the Company’s net trading position is a liability in excess of the contractual threshold. During the third quarter of 2016, Anadarko paid a fee in connection with the negotiated increase of a credit threshold for an interest-rate derivative with an other-than-insignificant financing element. As a result of the increased credit threshold, $200 million of collateral was returned to the Company. No counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.4 billion (net of $422 million of collateral) at September 30, 2016, and $1.3 billion (net of $58 million of collateral) at December 31, 2015.
The Moody’s credit rating downgrade required Anadarko to post collateral in the form of letters of credit or cash as financial assurance of its performance under certain contractual arrangements such as pipeline transportation contracts and oil and gas sales contracts. The amount of letters of credit or cash provided as assurance of the Company’s performance under these types of contractual arrangements with respect to credit-risk-related contingent features was $274 million at September 30, 2016, and zero at December 31, 2015.
Also in February 2016, Moody’s downgraded Anadarko’s commercial paper program credit rating, which eliminated the Company’s access to the commercial paper market. The Company has not issued commercial paper notes since the downgrade, but instead has used its 364-day senior unsecured revolving credit facility (364-Day Facility) for short-term working capital requirements, as needed.

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
Anadarko generated $1.9 billion of cash from operating activities during the nine months ended September 30, 2016, which included an $881 million tax refund related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback, the payment of $217 million related to severance costs and retirement benefits in connection with the workforce reduction program, and the $159.5 million payment of a Clean Water Act (CWA) penalty. Cash used in operating activities for the same period of 2015 was $2.1 billion, which included the $5.2 billion Tronox settlement payment. Excluding the impact of the tax refund, payments for the CWA penalty, severance costs and retirement benefits, and the Tronox settlement, operating cash flows for the nine months ended September 30, 2016, decreased by $1.7 billion primarily due to decreased sales revenues as a result of lower commodity prices.

Investing Activities

Capital Expenditures  The following presents the Company’s capital expenditures for the nine months ended September 30:

millions	2016	2015
Cash Flows from Investing Activities
Additions to properties and equipment (1)	$2,618	$4,861
Adjustments for capital expenditures
Changes in capital accruals	(300)	(315)
Other	3	29
Total capital expenditures (2)	$2,321	$4,575
 ________________________________________________________________________________________

(1)
Additions to properties and equipment as presented within Anadarko’s cash flows from investing activities include cash payments for cost of properties, equipment, and facilities. The cost of properties includes the initial capitalization of drilling costs associated with all exploratory wells whether or not they were deemed to have a commercially sufficient quantity of proved reserves.

(2)
Includes WES capital expenditures of $355 million for the nine months ended September 30, 2016, and $405 million for the nine months ended September 30, 2015. Capital expenditures exclude the FPSO capital lease asset, see Financing Activities—Capital Lease Obligations below.

The Company’s capital expenditures decreased by $2.3 billion for the nine months ended September 30, 2016, as reduced development and exploration activity resulted in the following:

•	decreased development costs of $1.7 billion primarily in U.S. onshore

•	decreased exploration costs of $273 million primarily in Colombia and Mozambique

•	decreased gathering, processing, and other costs of $267 million primarily in U.S. onshore

Carried-Interest Arrangements  In the third quarter of 2014, the Company entered into a carried-interest arrangement that requires a third party to fund $442 million of Anadarko’s capital costs in exchange for a 34% working interest in the Company’s Eaglebine development, located in Southeast Texas. The third-party funding is expected to cover Anadarko’s future capital costs in the development through 2020. At September 30, 2016, $147 million of the $442 million carry obligation had been funded.
In the second quarter of 2013, the Company entered into a carried-interest arrangement that requires a third party to fund $860 million of Anadarko’s capital costs in exchange for a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. At September 30, 2016, the entire $860 million carry obligation had been funded.

Acquisition In September 2016, the Company entered into an agreement to acquire certain oil and gas assets in the Gulf of Mexico for $2.0 billion using a portion of the net proceeds from the September 2016 equity issuance. The acquisition is expected to close in the fourth quarter of 2016 and is subject to customary closing conditions. See Note 14—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Divestitures  During the nine months ended September 30, 2016, Anadarko received net proceeds of $1.3 billion primarily related to the divestitures of certain U.S. onshore assets in Wyoming, East Texas/Louisiana, and West Texas. See Note 3—Divestitures and Assets Held for Sale in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Investments  During the nine months ended September 30, 2016, the Company made capital contributions of $54 million for equity investments, which are included in other, net under Investing Activities in the Consolidated Statements of Cash Flows. These contributions were primarily associated with joint ventures for pipelines.

Financing Activities

millions except percentages	September 30, 2016	December 31, 2015
Total debt	$15,878	$15,668
Total equity	15,912	15,457
Debt to total capitalization ratio	49.9%	50.3%

Debt Activity  The following summarizes the Company’s borrowing activity during the nine months ended September 30, 2016:

millions	Face Value	Description
Issuances	$800	4.850% Senior Notes due 2021
	1,100	5.550% Senior Notes due 2026
	1,100	6.600% Senior Notes due 2046
	500	WES 4.650% Senior Notes due 2026
Borrowings	1,750	364-Day Facility
	600	WES RCF
	28	WGP RCF
Repayments	(1,750)	5.950% Senior Notes due 2016
	(1,250)	6.375% Senior Notes due 2017
	(1,750)	364-Day Facility
	(880)	WES RCF
	(25)	Tangible equity units (TEUs) - senior amortizing notes

Senior Notes  During the second quarter of 2016, the Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.250 billion of its $2.0 billion 6.375% Senior Notes due September 2017 pursuant to a tender offer and to redeem its $1.750 billion 5.950% Senior Notes due September 2016. The Company recognized a loss of $124 million for the early retirement and redemption of these senior notes, which included $114 million of premiums paid.
In July 2016, WES completed a public offering of $500 million aggregate principal amount of 4.650% Senior Notes due July 2026. Net proceeds were used to repay a portion of the amount outstanding under the WES RCF.
In October 2016, WES completed a public offering of $200 million aggregate principal amount of 5.450% Senior Notes due April 2044. Net proceeds were used to repay amounts outstanding under the WES RCF and the remaining proceeds will be used for general partnership purposes, including capital expenditures.

Anadarko Revolving Credit Facilities  Anadarko has a $3.0 billion five-year senior unsecured revolving credit facility maturing in January 2021 (Five-Year Facility) and the 364-Day Facility that matures in January 2017. During the nine months ended September 30, 2016, borrowings under the 364-Day Facility were primarily used for general short-term working capital needs. At September 30, 2016, the Company had no outstanding borrowings under the Five-Year Facility or the 364-Day Facility.

WES and WGP Revolving Credit Facilities  WES has a $1.2 billion RCF, which is expandable to $1.5 billion. During the nine months ended September 30, 2016, WES borrowings were primarily used for general corporate purposes, including the funding of a portion of its acquisition of Springfield Pipeline LLC and capital expenditures. At September 30, 2016, WES had outstanding borrowings under its RCF of $20 million at an interest rate of 1.82%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $1.18 billion.
In March 2016, WGP entered into a $250 million three-year senior secured revolving credit facility maturing in March 2019 (WGP RCF), which is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. During the nine months ended September 30, 2016, WGP borrowings were used to fund the purchase of WES common units. At September 30, 2016, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 2.53% and had available borrowing capacity of $222 million.
For additional information on the revolving credit facilities, such as years of maturity, interest rates, and covenants, see Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Commercial Paper Program  The Company has a commercial paper program, which allows for a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Five-Year Facility. As a result of Moody’s downgrade of Anadarko’s commercial paper program credit rating, the Company’s access to the commercial paper market was eliminated. The Company repaid $250 million of commercial paper notes during the first quarter of 2016, and at September 30, 2016, there were no outstanding borrowings under the commercial paper program. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Capital Lease Obligations Construction of the FPSO for the Company’s TEN field operations in Ghana commenced in 2013. The Company recognized an asset and related obligation during the construction period. Upon completion of the construction during the third quarter of 2016, the Company reported the asset and related obligation as a capital lease of $225 million for the Company’s share of the fair value of the FPSO. The Company expects to make the first payment related to the FPSO in the fourth quarter of 2016. At September 30, 2016, Anadarko’s scheduled payments associated with capital lease obligations were $16 million during 2016 and $42 million during 2017. Principal payments related to capital lease obligations are reported in financing activities and interest payments related to capital lease obligations are reported in operating activities on the Company’s Consolidated Statement of Cash Flows. See Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

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
At September 30, 2016, Anadarko’s scheduled debt maturities during 2016 consisted of $8 million of senior amortizing notes associated with the TEUs. At September 30, 2016, Anadarko’s scheduled debt maturities during 2017 consisted of $34 million of senior amortizing notes associated with the TEUs and $750 million of 6.375% Senior Notes due September 2017. The Company provided notice in October 2016 of its intent to redeem the 6.375% Senior Notes due September 2017 during the fourth quarter using cash on hand. Anadarko’s Zero-Coupon Senior Notes due 2036 (Zero Coupons) can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. None of the Zero Coupons (accreted value of $839 million) were put to the Company in October 2016. The Zero Coupons can be put to the Company in October 2017, in whole or in part, for the then-accreted value of $883 million.
For additional information on the Company’s debt instruments and capital lease obligations, such as transactions during the period, years of maturity, and interest rates, see Note 8—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Derivative Instruments  For information on derivative instruments, including cash flow treatment, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and Effects of Moody’s Credit Rating Downgrade above.

Conveyance of Future Hard Minerals Royalty Revenues During the first quarter of 2016, the Company conveyed a limited-term nonparticipating royalty interest in certain of its coal and trona leases to a third party for $413 million, net of transaction costs. For additional information on the cash flow treatment, expected timing, and scheduled payments of the conveyed royalties, see Note 10—Conveyance of Future Hard Minerals Royalty Revenues in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Common Stock Dividends  Anadarko paid dividends of $78 million to its common stockholders during the nine months ended September 30, 2016, and $415 million during the nine months ended September 30, 2015. In response to the commodity-price environment, in February 2016, the Board decreased the Company’s quarterly dividend from $0.27 per share to $0.05 per share. Anadarko has paid a dividend to its common stockholders on a quarterly basis since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders will be determined by the Board on a quarterly basis and is based on earnings, financial conditions, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Equity Transactions  In September 2016, Anadarko completed a public offering of 40.5 million shares of its common stock for net proceeds of $2.16 billion. Net proceeds will primarily be used to fund the acquisition of certain Gulf of Mexico assets, which is expected to close in the fourth quarter of 2016. The remaining net proceeds will be used for general corporate purposes.
Anadarko sold 12.5 million of its WGP common units to the public for net proceeds of $476 million, which were used for general corporate purposes. WES has a continuous offering program, which allows the issuance of up to an aggregate of $500 million of WES common units. The remaining amount available to be issued under this program was $442 million at September 30, 2016. During the first quarter of 2016, WES issued 14 million Series A Preferred units to private investors for net proceeds of $440 million. During the second quarter of 2016, WES issued an additional eight million Series A Preferred units to private investors, pursuant to the full exercise of an option granted in connection with the initial issuance, for net proceeds of $247 million.

Distributions to Noncontrolling Interest Owners  WES distributed to its unitholders other than Anadarko and WGP an aggregate of $192 million during the nine months ended September 30, 2016, and $170 million during the nine months ended September 30, 2015. WES has made quarterly distributions to its unitholders since its initial public offering (IPO) in the second quarter of 2008, and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.845 per common unit for the third quarter of 2016 (to be paid in November 2016).
For the three months ended September 30, 2016, the WES Series A Preferred unitholders will receive a quarterly distribution of $0.68 per unit for the Series A Preferred units issued in March 2016 and April 2016, or an aggregate $15 million (to be paid in November 2016). For the three months ended June 30, 2016, the WES Series A Preferred unitholders received a quarterly distribution of $0.68 per unit for the Series A Preferred units issued in March 2016, and a quarterly distribution of $0.68 per unit for the Series A Preferred units issued in April 2016, prorated for the 77-day period the units were outstanding during the second quarter of 2016, or an aggregate $14 million (paid in August 2016). For the three months ended March 31, 2016, the WES Series A Preferred unitholders received a quarterly distribution of $0.68 per unit, prorated for the 18-day period the units were outstanding during the first quarter, or an aggregate $2 million (paid in May 2016).
WGP distributed to its unitholders other than Anadarko an aggregate of $41 million during the nine months ended September 30, 2016, and $27 million during the nine months ended September 30, 2015. WGP has made quarterly distributions to its unitholders since its IPO in December 2012, and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.44750 per unit for the third quarter of 2016 (to be paid in November 2016).

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 8 MMBbls of oil, 354 Bcf of natural gas, and 1 MMBbls of NGLs at September 30, 2016, with a net derivative asset position of $41 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $89 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $86 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At September 30, 2016, the Company had a net derivative asset position of $8 million on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

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
At September 30, 2016, the Company had a net derivative liability position of $1.8 billion related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would decrease (increase) the aggregate fair value of outstanding interest-rate swap agreements by $70 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 6—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Consider carefully the risk factors included below, as well as those included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The pending completion of the acquisition of certain assets in the Gulf of Mexico from an unaffiliated third party for $2.0 billion is subject to a number of conditions, and we may not be able to consummate it if such conditions are not met.

We expect to close the acquisition of certain assets in the Gulf of Mexico in the fourth quarter of 2016. However, the completion of the acquisition is subject to a number of conditions, and we may not be able to consummate it if such conditions are not met. Upon termination of the purchase agreement for willful breach by us or failure to close as of an outside termination date, the seller has the option to receive a $100 million liquidated damages payment or seek all remedies available at law, including specific performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Activities—Acquisition” for more information regarding the acquisition.

Risks related to the assets to be acquired in the pending Gulf of Mexico acquisition, if consummated, may adversely affect our business, financial condition and results of operation.

Any acquisition, including the pending acquisition of certain assets in the Gulf of Mexico, involves potential risks, including, among other things:

•	the validity of our assumptions about, among other things, reserves, estimated production, revenues, capital expenditures, operating expenses, and costs;

•	the assumption of environmental and other unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	an inability to obtain satisfactory title to the assets we acquire;

•	the diversion of management’s attention from other business concerns;

•	the inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	the incurrence of significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	increased cost of transportation of production to markets;

•	significant costs associated with the acquisition and subsequent integration efforts; and

•	a failure to attain or maintain compliance with environmental and other governmental regulations.

If we consummate the acquisition and if any of these risks were to materialize, the benefits of the acquisition may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 - 31, 2016	21,897	$53.60	—	$—
August 1 - 31, 2016	2,294	$53.79	—	$—
September 1 - 30, 2016	4,741	$58.47	—	$—
Total	28,932	$54.41	—	$—
 ____________________________________________________________

(1)
During the third quarter of 2016, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 6.  Exhibits

Exhibits designated by an asterisk (*) are filed herewith or double asterisk (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing under File Number 1-8968 as indicated.

Exhibit Number			Description
	3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as Exhibit 3.3 to Form 8-K filed on May 22, 2009
		(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of September 15, 2015, filed as Exhibit 3.1 to Form 8-K filed on September 21, 2015
*	10	(i)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, Stock Option Award Agreement
*		(ii)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, Restricted Stock Unit Award Agreement
*		(iii)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, Performance Unit Award Agreement
		(iv)	Form of Termination Agreement and Release of all Claims Under Officer Severance Plan, filed as Exhibit 10.1 to Form 8-K filed on August 24, 2016
*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer
*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer
**	32		Section 1350 Certifications
*	101	.INS	XBRL Instance Document
*	101	.SCH	XBRL Schema Document
*	101	.CAL	XBRL Calculation Linkbase Document
*	101	.DEF	XBRL Definition Linkbase Document
*	101	.LAB	XBRL Label Linkbase Document
*	101	.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION
(Registrant)

October 31, 2016	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer