Form 10-K
period 2016-12-31
ANADARKO PETROLEUM CORP
filed 2017-02-17
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s common stock held by non-affiliates of the registrant on June 30, 2016, was $27.3 billion based on the closing price as reported on the New York Stock Exchange.
The number of shares outstanding of the Company’s common stock at February 3, 2017, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	558,979,551
Documents Incorporated By Reference
Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 10, 2017 (to be filed with the Securities and Exchange Commission prior to March 31, 2017), are incorporated by reference into Part III of this Form 10-K.

COMMONLY USED TERMS AND DEFINITIONS

Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. In addition, the following company or industry-specific terms and abbreviations are used throughout this report:

364-Day Facility - Anadarko’s $2.0 billion 364-day senior unsecured revolving credit facility maturing in January 2018
3D - Three-dimensional
$5.0 Billion Facility - Anadarko’s $5.0 billion senior secured revolving credit facility, which was replaced in January 2015 with the Five-Year Facility and a 364-day facility
AROs - Asset retirement obligations
ASU - Accounting Standards Update
Bbl - Barrel
Bcf - Billion cubic feet
Bcf/d - Billion cubic feet per day
BOE - Barrels of oil equivalent
CGF(s) - Central gathering facility(ies)
COSF - Centralized oil stabilization facility
DBJV - Delaware Basin JV Gathering LLC
DBM - Delaware Basin Midstream, LLC
DD&A - Depreciation, depletion, and amortization
EOR - Enhanced oil recovery
EPA - U.S. Environmental Protection Agency
Fitch - Fitch Ratings
Five-Year Facility - Anadarko’s $3.0 billion five-year senior unsecured revolving credit facility maturing in January 2021
FPSO - Floating production, storage, and offloading unit
G&A - General and administrative expenses
GAAP - U.S. Generally Accepted Accounting Principles
GOM Acquisition - Acquisition of oil and natural-gas assets in the Gulf of Mexico, which closed on December 15, 2016
GPM - Gallons per Mcf
IPO - Initial public offering
km2 - Square kilometers
LIBOR - London Interbank Offered Rate
LNG - Liquefied natural gas
MBbls/d - Thousand barrels per day
MBOE/d - Thousand barrels of oil equivalent per day
Mcf - Thousand cubic feet
MMBbls - Million barrels
MMBOE - Million barrels of oil equivalent
MMBtu - Million British thermal units
MMBtu/d - Million British thermal units per day
MMcf/d - Million cubic feet per day

Moody’s - Moody’s Investors Service
NGLs - Natural gas liquids
NYMEX - New York Mercantile Exchange
Oil - Includes crude oil and condensate
OPEC - Organization of the Petroleum Exporting Countries
PUDs - Proved undeveloped reserves
SEC - U.S. Securities and Exchange Commission
S&P - Standard and Poor’s
Sonatrach - The national oil and gas company of Algeria
Tcf - Trillion cubic feet
TEN - Tweneboa/Enyenra/Ntomme
TEU or TEUs - Tangible equity units
Tronox - Tronox Incorporated
TSR - Total shareholder return
UOP - Unit-of-production
VIE - Variable interest entity
WES - Western Gas Partners, LP, a limited partnership and publicly-traded consolidated subsidiary of Anadarko
WES RCF - WES’s $1.2 billion five-year senior unsecured revolving credit facility maturing in February 2020
WGEH - Western Gas Equity Holdings, LLC, the general partner of WGP
WGH - Western Gas Holdings, LLC, the general partner of WES
WGP - Western Gas Equity Partners, LP, a limited partnership and publicly-traded consolidated subsidiary of Anadarko
WGP RCF - WGP’s $250 million three-year senior secured revolving credit facility maturing in March 2019
Zero Coupons - Anadarko’s Zero-Coupon Senior Notes due 2036

PART I

Items 1 and 2.  Business and Properties

GENERAL

Anadarko Petroleum Corporation is among the world’s largest independent exploration and production companies, with approximately 1.7 billion BOE of proved reserves at December 31, 2016. Anadarko’s mission is to deliver a competitive and sustainable rate of return to shareholders by developing, acquiring, and exploring for oil and natural-gas resources vital to the world’s health and welfare. Anadarko’s asset portfolio is aimed at delivering long-term value to stakeholders by combining a large inventory of development opportunities in the U.S. onshore and the Gulf of Mexico with high-potential worldwide exploration and development activities.
Anadarko’s portfolio includes U.S. onshore assets in the lower 48 states and Alaska. The Company is also among the largest independent producers in the deepwater Gulf of Mexico and has exploration and production activities internationally, including activities in Algeria, Ghana, Mozambique, Colombia, Côte d’Ivoire, and other countries.
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

Oil and gas exploration and production—This segment explores for and produces oil, natural gas, and NGLs and plans for the development and operation of the Company’s LNG project in Mozambique.

Midstream—This segment engages in gathering, processing, treating, and transporting Anadarko and third-party oil, natural-gas, and NGLs production as well as gathering and disposal of produced water. The Company owns and operates gathering, processing, treating, transportation, and produced-water disposal systems in the United States for oil, natural gas, NGLs, and produced water.

Marketing—This segment sells much of Anadarko’s oil, natural-gas, and NGLs production as well as third-party purchased volumes. The Company actively markets oil, natural gas, and NGLs in the United States and oil, NGLs, and its anticipated LNG production from Mozambique internationally.

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

Available Information  The Company’s corporate headquarters is located at 1201 Lake Robbins Drive, The Woodlands, Texas 77380-1046, and its telephone number is (832) 636-1000. The Company files or furnishes Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; registration statements, or any amendments thereto; and other reports and filings with the SEC. Anadarko provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing or furnishing, on its website located at investors.anadarko.com/sec-filings. The Company will also make available to any stockholder, without charge, printed copies of its Annual Report on Form 10-K as filed with the SEC. For copies of this Form 10-K, or any other filing, please contact Anadarko Petroleum Corporation, Investor Relations, P.O. Box 1330, Houston, Texas 77251-1330; call (855) 820-6605; send an email to investor@anadarko.com; or complete an information request on the Company’s website at www.anadarko.com by selecting Investors/Shareholder Resources/Shareholder Services.
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

OIL AND GAS PROPERTIES AND ACTIVITIES

The map below illustrates the locations of Anadarko’s significant oil and natural-gas exploration and production operations:

Alaska
U.S. Onshore
Deepwater GOM
Algeria
Colombia
Côte d’Ivoire
Ghana
Mozambique
Exploration
Oil Production
Natural-Gas Production
LNG Development

United States

Overview  Anadarko’s U.S. operations include oil and natural-gas exploration and production in the U.S. onshore, deepwater Gulf of Mexico, and Alaska. The Company’s U.S. operations accounted for 89% of sales volumes and 80% of sales revenues during 2016 and 90% of proved reserves at year-end 2016.

U.S. Onshore  Anadarko’s U.S. onshore properties include oil and natural-gas plays located in Colorado, Texas, Utah, Wyoming, Pennsylvania, Louisiana, and Kansas, where the Company operates approximately 12,700 wells and owns interests in approximately 3,500 nonoperated wells.
The map below illustrates the locations of Anadarko’s U.S. onshore oil and natural-gas exploration and production operations:

Greater Green River Basin
Powder River Basin
Marcellus
DJ Basin
Greater Natural Buttes
Delaware Basin
W. Chalk/Eaglebine
Eagleford
APC Land Grant
Pending Sale

Activities in the U.S. onshore during 2016 primarily focused on adding reserves through horizontal drilling and infill drilling, optimizing wellbore and completion design, improving cost structure, delivering efficient production, and delineating positions in the Delaware and DJ basins. Process improvements and optimization projects assisted in providing both lower costs and cycle-time improvements. The Company drilled 207 wells and completed 384 wells in the U.S. onshore during 2016. The Company also divested non-core U.S. onshore assets, primarily in West Texas, East Texas/Louisiana, Wyoming, and Kansas and expects to divest additional non-core U.S. onshore assets during the first quarter of 2017 as discussed further below. In 2017, the Company expects to continue its horizontal drilling program, focusing on the Delaware and DJ basins.

The Company also has fee ownership of mineral rights, known as the Land Grant, under approximately eight million acres that pass through Colorado and Wyoming and into Utah. Management considers the Land Grant a significant competitive advantage for Anadarko as it enhances the Company’s economic returns from production, offers drilling opportunities for the Company without expiration, and allows the Company to capture royalty revenue from third-party activity on Land Grant acreage.

Delaware Basin  Anadarko holds interests in over 580,000 gross acres in the Delaware basin. Anadarko’s 2016 drilling activity primarily targeted the Wolfcamp shale play, liquids-rich Bone Spring 2 tight sands, and Avalon shale play. In 2016, Anadarko drilled 103 operated wells and participated in 36 nonoperated wells. The full-year 2016 average drilling cost per foot was reduced by approximately 26% and drilling cycle time was reduced by 11% relative to 2015. Significant infrastructure continues to be added to facilitate future growth from this asset as discussed in Midstream Properties and Activities. The Company had 6 operated drilling rigs in the first quarter of 2016, ended 2016 with 9 operated drilling rigs, and expects to increase to 14 operated drilling rigs by the end of the first quarter of 2017.
The successful Wolfcamp shale delineation program continues to deliver encouraging results across the majority of Anadarko’s acreage position. Anadarko is testing multiple zones within the Wolfcamp shale and several development concepts for increased efficiency. Included in these development concepts are multi-well pads, extended laterals, enhanced completion designs, and horizontal-well spacing. The Company has identified more than 7,000 potential short-lateral-equivalent drilling locations in the Wolfcamp formation that are expected to provide substantial opportunity for Anadarko’s future activity in the basin.

DJ Basin  Anadarko holds interests in over 350,000 net acres in its core position and operates approximately 5,200 vertical wells and 1,220 horizontal wells in the DJ basin. The field contains the Niobrara and Codell formations, which are naturally fractured formations that hold both liquids and natural gas. During 2016, the Company’s drilling program focused entirely on horizontal development, drilling 91 horizontal wells. Horizontal drilling results in the field continue to be strong, with economics that are enhanced by the Company’s ownership of the Land Grant and recent operational efficiencies in drilling and completions. In the second quarter of 2016, the Company commissioned its COSF, further discussed in Midstream Properties and Activities.
Drilling spud-to-rig-release cycle time average improved from 6.3 days in 2015 to 4.7 days in 2016. The full-year 2016 average drilling cost per foot was reduced by approximately 14% and completion capital was reduced by 23% relative to 2015. Operated well capital costs in 2016 have decreased to less than $2.5 million from approximately $3.5 million in 2015 for a short-lateral-equivalent well, driven by continued operational efficiencies and supply-chain savings. The Company had two operated drilling rigs in the first quarter of 2016, ended 2016 with five operated drilling rigs, and added a sixth drilling rig in January 2017.

Greater Natural Buttes  The Greater Natural Buttes area in eastern Utah is one of the Company’s major tight-gas assets. The Company has cryogenic and refrigeration processing facilities available in this area to extract NGLs from the natural-gas stream. The Company operated the field at a reduced activity level for the majority of 2016 due to capital being diverted to higher-margin projects. The Company operates approximately 2,930 wells in the area. Focus in the field shifted to increasing operating margins through the reduction of expenses and optimization of base production.

Eaglebine  Anadarko holds 172,000 gross acres in the Eaglebine shale in Southeast Texas, most of which is held by existing Austin Chalk production. In 2016, Anadarko continued to delineate and develop this acreage by drilling five operated horizontal wells with a one-rig program. Under a carried-interest arrangement entered into in 2014, which requires a third party to fund $442 million of Anadarko’s capital costs in exchange for a 34% working interest in the Eaglebine development, Anadarko has generated positive cash flow in the challenged price environment of 2016. As of December 31, 2016, $151 million of the total $442 million carry obligation had been funded.

Greater Green River Basin  Anadarko operates over 960 wells in the Moxa field in Wyoming and also carries a nonoperated position in 430 wells. Much of this producing area is located within the Land Grant, which enhances the Company’s economics in projects in the area. During 2016, Anadarko drilled and completed three carried exploration wells on the Land Grant.

Marcellus  The Company holds 195,000 net acres in the Marcellus shale of the Appalachian basin. In 2016, Anadarko participated in the drilling of two nonoperated horizontal wells. During the year, the field focused on water management and well optimization, decreasing expenses and increasing margins. In December 2016, the Company entered into an agreement to sell its Marcellus oil and natural-gas assets and certain related midstream assets for approximately $1.2 billion. This transaction is expected to close in the first quarter of 2017.

Eagleford  The Eagleford shale development in South Texas consists of approximately 155,000 net acres and over 1,400 producing wells. In 2016, the Company drilled 3 wells, completed 29 wells, and brought 74 wells online. In the last three quarters of 2016, the field shifted its focus to base production optimization by completing an artificial lift program that improved performance and continued optimization of its infield gathering system. In January 2017, the Company entered into an agreement to sell its Eagleford oil and natural-gas assets for approximately $2.3 billion. This transaction is expected to close in the first quarter of 2017.

Gulf of Mexico  Including the GOM Acquisition described below, as of December 31, 2016, Anadarko owns an average working interest of 70% in 327 blocks in the Gulf of Mexico, operates 10 active floating platforms, and holds interests in 39 fields. The Company continued an active deepwater development and appraisal program in the Gulf of Mexico during 2016 as it continues to take advantage of existing infrastructure to cost-effectively develop known resources.
The map below illustrates the locations of Anadarko’s Gulf of Mexico oil and natural-gas exploration and production operations:

TEXAS
LOUISIANA
Marlin*
Ram Powell
Horn Mountain*
Blind Faith
Conger
Baldpate
Warrior
Power Play
Nansen*
Constitution*
Holstein*
K2 Complex
Constellation
Marco Polo*
Boomvang*
Gunnison*
Shenandoah
Caesar/Tonga
Heidelberg*
Hoover
Coronado
Anadarko WI Block
Under Development/Appraisal
Producing Asset
Lucius*
Phobos
* Operated Producing Facility

Acquisition
In December 2016, the Company closed the GOM Acquisition for approximately $1.8 billion using net proceeds from the September 2016 issuance of 40.5 million shares of its common stock. The GOM Acquisition expanded Anadarko’s operated infrastructure in the region, doubling its net oil production from the Gulf of Mexico to more than 160 MBbls/d. The GOM Acquisition doubled the Company’s ownership in the Lucius development, increased its ownership in the Company’s Heidelberg asset, and resulted in a 100% working interest in the Horn Mountain, Marlin, and Holstein fields. Drilling is expected to begin in the first quarter of 2017 on the newly acquired assets, which each have multiple high-quality tie-back opportunities. The acquired assets are expected to generate substantial cash flow over the next five years at current strip prices, enabling accelerated investment in Anadarko’s Delaware and DJ basin assets.

Development
Lucius  The Company successfully drilled and completed the seventh development well in 2016. The well encountered 475 net feet of high-quality oil pay and was brought online in early 2016. The field continues to demonstrate favorable connectivity and strong aquifer support, improving well deliverability. The spar, located in Keathley Canyon Block 875 at a water depth of 7,000 feet, reached peak production of more than 100 MBbls/d of oil in 2016, exceeding the facility nameplate capacity of 80 MBbls/d. The Company more than doubled its interest in the field from 23.8% to approximately 49% through the GOM Acquisition. Anadarko expects to drill and complete the eighth development well in 2017.

Caesar/Tonga  At Caesar/Tonga (33.75% working interest), the Company successfully drilled and completed a sixth development well, which came online in the first quarter of 2016. Anadarko also successfully completed a seventh development well in 2016, which encountered more than 500 net feet of oil pay and began producing in the second quarter of 2016. Continued success at Caesar/Tonga resulted in peak production of more than 60 MBbls/d of oil. The Company sanctioned a Phase 2 development plan during the fourth quarter of 2015 and manufactured and installed subsea infrastructure in 2016.

Constellation  The Company acquired a 33.33% operated working interest in the Constellation discovery (formerly Hopkins) and was named operator after reaching a co-development agreement with a third party. Development drilling is expected to begin in 2017, and the field is expected to be tied back to Anadarko’s Constitution spar.

K2 Complex  At K2 (41.8% working interest), the GC 561#3 development well, drilled in the second quarter of 2015, found 331 net feet of oil pay and was brought online in the second quarter of 2016. The GC 562#6 development well was drilled and completed in 2016, with production anticipated in the second quarter of 2017.

Heidelberg  The Company realized first production at the Anadarko-operated Heidelberg spar in January 2016, when the first three wells were brought online. The fourth well, which encountered 185 net feet of oil pay, came online in the third quarter of 2016. After encountering water in its first penetration, the fifth well was sidetracked and encountered 191 net feet of oil pay. The Company expects the well to be brought online in the first quarter of 2017.
In 2013, the Company entered into a carried-interest arrangement requiring a third party to fund $860 million of capital costs in exchange for a 12.75% working interest in the project. The carry commitment covered the majority of Anadarko’s capital costs through first production. In the third quarter of 2016, all of the carry obligation had been funded. The Company increased its working interest in the field from 31.5% to 44% through the GOM Acquisition.

Appraisal
Shenandoah  Anadarko and its partners are continuing to work toward determining the commerciality of the Shenandoah field. The Company has selected a Semisubmersible concept to support the potential development as part of these efforts. The front-end engineering design (FEED) on the Semisubmersible will continue while Anadarko continues appraisal drilling to further delineate the opportunity before making a future sanctioning decision.
The Company spud the Shenandoah-5 well, the fourth appraisal well at the Shenandoah discovery (33% working interest), in the first quarter of 2016. The well encountered more than 1,040 net feet of oil pay, extending the resource in the central-to-eastern limits of the field. The well has been secured for potential future production operations. The Shenandoah-6 appraisal well was spud in the fourth quarter of 2016. The drilling objective is to establish the oil-water contact on the eastern flank of the field and to help quantify the resource potential of the basin. During 2016, Anadarko increased its working interest in Shenandoah from 30% to 33% by participating in a preferential-right process.

Phobos  The Phobos appraisal well (100% working interest) encountered more than 90 net feet of oil pay in the secondary objective Pliocene-aged reservoir and approximately 130 net feet of oil pay from the primary objective Wilcox-aged reservoirs. Phobos is located approximately 12 miles south of the Anadarko-operated Lucius facility. Phobos is currently being evaluated as a tie-back candidate to the Anadarko-operated Lucius spar.

Exploration
Warrior  The Warrior exploration well (65% working interest) encountered more than 210 net feet of oil pay in multiple high-quality Miocene-aged reservoirs. The Warrior discovery is located approximately three miles from the Anadarko-operated K2 field and is expected to be tied back to the Marco Polo production facility. Anadarko expects to drill the first appraisal well in 2017.

Alaska  Anadarko’s nonoperated (22% working interest) oil production and development activity in Alaska is concentrated on the North Slope. Gross production from the Colville River Unit averaged approximately 60 MBbls/d of oil during the fourth quarter of 2016.
The operator completed an active drilling campaign in 2016, including nine development wells, one appraisal well, and two successful exploration wells. The Willow oil discovery was announced by the operator during the first quarter of 2017. Initial production could occur as early as 2023 subject to appraisal results, development planning, and timely permit approvals.

International

Overview  Anadarko’s international operations include oil, natural-gas, and NGLs production and development in Algeria and Ghana, along with activities in Mozambique, where the Company continues to make progress towards a final investment decision on an LNG development. The Company also has exploration acreage in Colombia, Côte d’Ivoire, Mozambique, and other countries. International locations accounted for 11% of Anadarko’s sales volumes and 20% of sales revenues during 2016 and 10% of proved reserves at year-end 2016. In 2017, the Company expects to focus its exploration and appraisal activity in Côte d’Ivoire and Colombia.

Algeria  Anadarko is engaged in production and development operations in Algeria’s Sahara Desert in Blocks 404 and 208, which are governed by a Production Sharing Agreement between Anadarko, Sonatrach, and other partners. The Company is responsible for 24.5% of the development and production costs for these blocks. The Company produces oil through the Hassi Berkine South and Ourhoud central processing facilities (CPFs) in Block 404 and oil and NGLs through the El Merk CPF in Block 208. Gross production through these facilities averaged more than 376 MBbls/d in 2016, an increase of 8 MBbls/d from 2015. Production increases were driven by reservoir optimization at El Merk and completion of an increased water-handling project at the Ourhoud CPF, which doubled the water and gas handling capacities. The Company drilled two development wells in 2016. Late in 2016, members of OPEC agreed to reduce production output for the first six months of 2017. Anadarko expects minimal production impact from this reduction.

Ghana  Anadarko’s production and development activities in Ghana are located offshore in the West Cape Three Points Block and the Deepwater Tano Block.
The Jubilee field (27% nonoperated participating interest), which spans both the West Cape Three Points Block and the Deepwater Tano Block, averaged gross production of 74 MBbls/d of oil in 2016. An average of 59 MMcf/d of natural gas was exported from the Jubilee field to an onshore gas processing plant in satisfaction of a commitment established in conjunction with the Jubilee development plan. In 2016, the operator announced that damage to the FPSO turret bearing had occurred. As a result, new production and offtake procedures were implemented, and the partners agreed to a long-term solution to convert the FPSO to a permanently-moored facility. Interim mooring of the vessel commenced in the fourth quarter of 2016 and is expected to be completed during the first quarter of 2017. Final decisions and approvals will be sought for the long-term turret system solution in the first half of 2017. It is anticipated that a facility shutdown of up to 12 weeks may be required in the second half of 2017. The partnership is actively seeking optimization solutions to minimize the duration of any shutdown period. Including the impact of the potential facility shutdown, the operator expects the average gross production from the Jubilee field to be more than 68 MBbls/d in 2017.
The TEN project (19% nonoperated participating interest) is located in the Deepwater Tano Block. The TEN project uses an 80 MBbls/d-capacity FPSO for production from subsea wells. The project achieved first oil in the third quarter of 2016 and first liftings during the fourth quarter of 2016. Production rates ramped up from first production through the fourth quarter to a December 2016 average of approximately 54 MBbls/d.

Mozambique  Anadarko operates Offshore Area 1 (26.5% participating interest), which totals approximately 1.2 million gross acres. The Company is progressing three elements that will position the project for execution and deliver future value: the legal and contractual framework to develop LNG in Mozambique, project finance, and long-term LNG sales contracts.

Development  Anadarko continues to engage with the Government of Mozambique to conclude the legal and contractual framework required to support investment. The foundation for the legal and contractual framework is the Decree Law published in 2014 and ratified in July 2015. The Company continues to work with construction and installation contractors to identify opportunities to optimize costs and reduce execution risk once the project progresses to the construction phase. In 2016, Anadarko and its partners formally launched the project financing process and continued to progress significant LNG long-term sales contracts. During the fourth quarter of 2016, the Government of Mozambique approved the Resettlement Plan that was submitted in June 2016. This marks a critical step on the path to commence resettlement implementation, which will facilitate clearance of the project site to begin construction of the LNG facility. The Development Plan for the initial two-train onshore project was submitted to the Government of Mozambique in the fourth quarter of 2016.

Exploration  In Offshore Area 1, the Company continues to reprocess 3D seismic data covering the Orca, Tubarão, and Tubarão Tigre discovery areas, in accordance with the appraisal program submitted to the Government of Mozambique in the first quarter of 2015.

Colombia  Anadarko controls the exclusive rights to explore or conduct technical evaluation activities on eight blocks totaling approximately 15 million gross acres. The COL 1, COL 2, COL 6, and COL 7 blocks are operated at a 100% working interest, and the blocks in the Grand Fuerte area are operated at a 50% working interest.
In the Grand Fuerte area, the Purple Angel-1 exploration well (50% working interest) spud during the fourth quarter of 2016, and operations are ongoing. The well is designed to test objectives similar to those at Anadarko’s 2015 play-opening Kronos discovery. The rig will mobilize to drill the Gorgon prospect, also located in the Purple Angel Block, following the completion of operations at the Purple Angel-1 well. The Gorgon-1 exploration well will test an analogous structure along trend to the Kronos discovery.
In the Grand COL area, acquisition of the approximately 30-thousand km2 Esmeralda 3D seismic survey was completed in the third quarter of 2016.

Côte d’Ivoire  Anadarko owns an operated working interest in four offshore blocks totaling approximately 1.0 million gross acres, including CI-103, with a 65% working interest, and CI-527, CI-528, and CI-529, each with a 90% working interest.

Appraisal  At Paon (CI-103), appraisal continued in 2016. The Paon-5A horizontal well, Anadarko’s first horizontal deepwater well, encountered nearly 100 net feet of oil pay, successfully appraising the discovery. A second deepwater horizontal well was drilled at the Paon-3AR sidetrack and encountered approximately 120 net feet of oil pay. Following the appraisal drilling campaign, Anadarko completed a successful drillstem and interference testing program at Paon.

Exploration  Two exploration wells were drilled to the southeast of Paon during 2016, targeting similar-aged sands along trend to the Paon discovery. The Rossignol-1X well (CI-528) encountered well-developed sands and found approximately 15 feet of net oil pay on water. The Pelican-1X well (CI-527) encountered approximately 70 feet of net oil pay in two separate intervals. Anadarko is currently evaluating its 2017 Côte d’Ivoire drilling program.

Other  Anadarko also holds exploration interests in other offshore international areas including Canada, Kenya, New Zealand, and South Africa, among others.

Proved Reserves

Estimates of proved reserves volumes owned at year end, net of third-party royalty interests, are presented in Bcf at a pressure base of 14.73 pounds per square inch for natural gas and in MMBbls for oil and NGLs. Total volumes are presented in MMBOE. For this computation, one barrel is the equivalent of 6,000 cubic feet of natural gas. Shrinkage associated with NGLs has been deducted from the natural-gas reserves volumes. Proved reserves are estimated based on the average beginning-of-month prices during the 12-month period for the respective year.
Disclosures by geographic area include the United States and International. For 2016, the International geographic area consisted of proved reserves located in Algeria and Ghana, which by country and in total represented less than 15% of the Company’s total proved reserves.

Summary of Proved Reserves

	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Total (MMBOE)
December 31, 2016
Proved
Developed
United States	360	3,637	193	1,159
International	147	25	15	166
Undeveloped
United States	181	762	75	383
International	14	—	—	14
Total proved	702	4,424	283	1,722

December 31, 2015
Proved
Developed
United States	332	5,184	257	1,453
International	159	30	15	179
Undeveloped
United States	193	807	68	396
International	29	—	—	29
Total proved	713	6,021	340	2,057

December 31, 2014
Proved
Developed
United States	352	6,635	304	1,762
International	190	27	13	207
Undeveloped
United States	352	2,033	162	853
International	35	4	—	36
Total proved	929	8,699	479	2,858

The Company’s proved reserves product mix increased to 57% liquids in 2016, compared to 52% in 2015 and 49% in 2014. The Company’s year-end 2016 proved reserves product mix was 40% oil, 43% natural gas, and 17% NGLs.

Changes to the Company’s proved reserves during 2016 are summarized in the table below:

MMBOE	2016	2015	2014
Proved Reserves
January 1	2,057	2,858	2,792
Reserves additions and revisions
Discoveries and extensions	40	29	63
Infill-drilling additions (1)	69	89	577
Drilling-related reserves additions and revisions	109	118	640
Other non-price-related revisions (1)	191	289	(137)
Net organic reserves additions	300	407	503
Acquisition of proved reserves in place	97	1	—
Price-related revisions (1)	(147)	(624)	(1)
Total reserves additions and revisions	250	(216)	502
Sales in place	(294)	(279)	(124)
Production	(291)	(306)	(312)
December 31	1,722	2,057	2,858
Proved Developed Reserves
January 1	1,632	1,969	2,003
December 31	1,325	1,632	1,969
_______________________________________________________________________________

(1)
Combined and reported as revisions of prior estimates in the Company’s Supplemental Information on Oil and Gas Exploration and Production Activities (Supplemental Information) under Item 8 of this Form 10-K. Reserves related to infill-drilling additions are treated as positive revisions. Price-related revisions reflect the impact of current prices on the reserves balance at the beginning of each year. Other non-price-related revisions in 2016 are primarily a reflection of performance improvements coupled with the benefit of reduced year-end costs.

Proved reserves are estimated based on the average beginning-of-month prices during the 12-month period for the respective year. The average prices used to compute proved reserves at December 31, 2016, were $42.75 per Bbl for oil, $2.48 per MMBtu for natural gas, and $19.74 per Bbl for NGLs.
The Company’s estimates of proved developed reserves, PUDs, and total proved reserves at December 31, 2016, 2015, and 2014, and changes in proved reserves during the last three years are presented in the Supplemental Information under Item 8 of this Form 10-K. Also presented in the Supplemental Information are the Company’s estimates of future net cash flows and discounted future net cash flows from proved reserves. See Critical Accounting Estimates under Item 7 of this Form 10-K for additional information on the Company’s proved reserves.
The Company has not yet filed information with a federal authority or agency with respect to its estimated total proved reserves at December 31, 2016. Annually, Anadarko reports gross proved reserves for U.S.-operated properties to the U.S. Department of Energy. These reported reserves are derived from the same database used to estimate and report proved reserves in this Form 10-K.

Changes in PUDs  Changes to PUDs during 2016 are summarized in the table below. The Company’s year-end development plans and associated PUDs are consistent with SEC guidelines for PUDs development within five years unless specific circumstances warrant a longer development time horizon.

MMBOE
PUDs at January 1, 2016	425
Revisions of prior estimates	70
Extensions, discoveries, and other additions	5
Conversions to developed	(118)
Purchases	30
Sales	(15)
PUDs at December 31, 2016	397

Revisions  Revisions of prior estimates reflect Anadarko’s ongoing evaluation of its asset portfolio. In 2016, PUDs were revised upward by 70 MMBOE.

MMBOE	December 31, 2016
Revisions due to changes in year-end prices (price impact to opening balance)	(74)
Other revisions of prior estimates
Revisions due to performance	10
Revisions due to cost reductions	53
Revisions due to successful infill drilling	60
Revisions due to development plan updates	3
Other revisions	18
Total other revisions of prior estimates	144
Revisions of prior estimates	70
Negative revisions of 74 MMBOE were due to the decline in commodity prices. The negative price-related revisions were offset by a net increase of 144 MMBOE associated with the following:

•	Performance The Company experienced an increase in PUDs primarily due to improved well performance in the DJ basin and U.S. shale play areas.

•
Cost reductions  Ongoing cost-optimization efforts and a reduced cost structure associated with the lower commodity-price environment resulted in an increase in PUDs. The DJ basin and Eagleford areas experienced an increase of 45 MMBOE of PUDs associated with certain wells, included in the negative price-related revisions, which experienced restored economic producibility upon reduction of the cost structure. The remaining increase in PUDs due to the improved cost structure is attributable to several other areas across the Company.

•	Infill drilling The Company added 60 MMBOE of infill PUDs during 2016, with a majority of the additions in the DJ basin and the K2 and Caesar/Tonga areas of the Gulf of Mexico.

•
Other revisions  Certain projects that had negative price-related revisions associated with the opening PUDs balance were also either converted to developed status during the year or moved to other unproved categories, primarily as a result of changes to development plans. In an effort to provide full transparency of price sensitivity, the price-related revisions and these other changes were disclosed completely and independently rather than as a net impact. The multi-step process to reconcile and explain changes in reserves resulted in an immaterial duplicative reduction of reserves. These other revisions eliminate the duplicative adjustments to the opening reserves balance.

Extensions, Discoveries, and Other Additions  During 2016, Anadarko added PUDs through the extension of proved acreage, primarily as a result of successful drilling in the Lucius area of the Gulf of Mexico and the Marcellus shale play.

Conversions  In 2016, the Company converted 118 MMBOE of PUDs to developed status, equating to 25% of total year-end 2015 PUDs when adjusted for revisions and sales. Approximately 55% of PUDs conversions occurred in U.S. onshore assets, 32% occurred in Gulf of Mexico assets, and the remaining 13% occurred in international assets.
Anadarko spent $0.9 billion to develop PUDs in 2016, of which approximately 50% related to U.S. onshore assets, including Alaska; 27% related to Gulf of Mexico assets; and 23% related to international assets.

Purchases  In 2016, PUDs increased by 30 MMBOE due to the GOM Acquisition.

Sales  In 2016, PUDs decreased due to the Company’s divestiture activities in U.S. onshore areas.

Development Plans  The Company annually reviews all PUDs to ensure an appropriate plan for development exists. Typically, U.S. onshore PUDs are converted to developed reserves within five years of the initial proved reserves booking, but projects associated with arctic development, deepwater development, and international programs may take longer. At December 31, 2016, the Company had no material pre-2012 PUDs that remained undeveloped.

Technologies Used in Proved Reserves Estimation  The Company’s 2016 proved reserves additions were based on estimates generated through the integration of relevant geological, engineering, and production data, using technologies that have been demonstrated in the field to yield repeatable and consistent results as defined in the SEC regulations. Data used in these integrated assessments included information obtained directly from the subsurface through wellbores such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data used also included subsurface information obtained through indirect measurements such as seismic data. The tools used to interpret the data included proprietary and commercially available seismic processing software and commercially available reservoir modeling and simulation software. Reservoir parameters from analogous reservoirs were used to increase the quality of and confidence in the reserves estimates when available. The method or combination of methods used to estimate the reserves of each reservoir was based on the unique circumstances of each reservoir and the dataset available at the time of the estimate.

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
The CRG is managed through the Company’s finance department, which is separate from its operating regions, and is responsible for overseeing internal reserves reviews and approving the Company’s reserves estimates. The Director of Corporate Reserves manages the CRG and reports to the VP—Corporate Planning. The VP—Corporate Planning reports to the Company’s Executive Vice President, Finance and Chief Financial Officer, who in turn reports to the Chairman, President, and Chief Executive Officer. The Governance and Risk Committee of the Company’s Board meets with management, members of the CRG, and the Company’s independent petroleum consultants, Miller and Lents, Ltd. (M&L), to discuss the results of procedures and methods reviews as discussed below as well as other matters and policies related to reserves.
The Company’s principal engineer, who is primarily responsible for overseeing the preparation of proved reserves estimates, has over 30 years of experience in the oil and gas industry, including over 16 years as either a reserves estimator or manager. His further professional qualifications include a degree in petroleum engineering, extensive internal and external reserves training, and asset evaluation and management. The principal engineer is a member of the Society of Petroleum Engineers, where he has been a member for over 30 years, and is also a member of the Society of Petroleum Evaluation Engineers. In addition, he is an active participant in industry reserves seminars and professional industry groups.

Third-Party Procedures and Methods Reviews  M&L reviewed the procedures and methods used by Anadarko’s staff in preparing the Company’s estimates of proved reserves and future net cash flows at December 31, 2016. The purpose of the review was to determine if the procedures and methods used by Anadarko to estimate its proved reserves are effective and in accordance with the definitions contained in SEC regulations. The procedures and methods reviews by M&L were limited reviews of Anadarko’s procedures and methods and do not constitute a complete review, audit, independent estimate, or confirmation of the reasonableness of Anadarko’s estimates of proved reserves and future net cash flows.
The reviews covered 14 fields that included major assets in the United States and Africa and encompassed approximately 86% of the Company’s estimates of proved reserves and associated future net cash flows at December 31, 2016. In each review, Anadarko’s technical staff presented M&L with an overview of the data, methods, and assumptions used in estimating its reserves. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures, and relevant economic criteria.
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

Sales Volumes, Prices, and Production Costs

The following provides the Company’s annual sales volumes, average sales prices, and average production costs per BOE for each of the last three years:

	Sales Volumes				Average Sales Prices (1)			Average Production Costs (2) (Per BOE)
	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Barrels of Oil Equivalent (MMBOE)	Oil (Per Bbl)	Natural Gas (Per Mcf)	NGLs (Per Bbl)
2016
United States
Wattenberg (DJ basin)	33	214	20	89	40.27	2.00	18.26	8.41
Other United States	52	552	24	168	38.29	2.06	20.21	6.80
Total United States	85	766	44	257	39.06	2.04	19.32	7.36
International	31	—	2	33	43.93	—	25.63	7.93
Total	116	766	46	290	40.34	2.04	19.64	7.42
2015
United States
Wattenberg (DJ basin)	35	176	16	81	44.88	2.31	15.65	8.21
Other United States	50	676	29	191	45.08	2.37	17.83	8.55
Total United States	85	852	45	272	45.00	2.36	17.03	8.45
International	31	—	2	33	51.68	—	29.85	7.22
Total	116	852	47	305	46.79	2.36	17.61	8.31
2014
United States
Wattenberg (DJ basin)	27	125	13	62	87.76	4.19	36.46	8.28
Other United States	47	820	30	213	88.13	4.05	35.03	9.04
Total United States	74	945	43	275	87.99	4.07	35.48	8.87
International	32	—	1	33	99.79	—	56.16	8.22
Total	106	945	44	308	91.58	4.07	36.01	8.80
 _______________________________________________________________________________

(1)	Excludes the impact of commodity derivatives.

(2)	Excludes ad valorem and severance taxes.

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

Delivery Commitments

The Company sells oil and natural gas under a variety of contractual agreements, some of which specify the delivery of fixed and determinable quantities. At December 31, 2016, Anadarko was contractually committed to deliver approximately 872 Bcf of natural gas to various customers in the United States through 2031. These contracts have various expiration dates, with approximately 36% of the Company’s current commitment to be delivered in 2017 and 79% by 2021. At December 31, 2016, Anadarko was also contractually committed to deliver approximately 40 MMBbls of oil to a customer in the United States through 2020. These contracts have various expiration dates, with approximately 40% of the Company’s current commitment to be delivered in 2017 and 100% by 2020. At December 31, 2016, Anadarko also was contractually committed to deliver approximately 10 MMBbls of oil to ports in Algeria and Ghana through 2017. The Company expects to fulfill these delivery commitments with existing proved developed reserves and PUDs, which the Company regularly monitors to ensure sufficient availability to meet its commitments. If production is not sufficient to meet contractual delivery commitments, the Company may purchase commodities in the market to satisfy its delivery commitments.

Properties and Leases

The following shows the developed lease, undeveloped lease, and fee mineral acres in which Anadarko held interests at December 31, 2016:

	Developed Lease		Undeveloped Lease		Fee Mineral (1)		Total
thousands of acres	Gross	Net	Gross	Net	Gross	Net	Gross	Net
United States
Onshore	3,230	1,896	2,976	1,127	9,906	8,212	16,112	11,235
Offshore	351	198	1,525	1,144	—	—	1,876	1,342
Total United States	3,581	2,094	4,501	2,271	9,906	8,212	17,988	12,577
International	611	132	46,315	32,481	—	—	46,926	32,613
Total	4,192	2,226	50,816	34,752	9,906	8,212	64,914	45,190
 _______________________________________________________________________________

(1)	The Company’s fee mineral acreage is primarily undeveloped.

At December 31, 2016, the Company had approximately six million net undeveloped lease acres scheduled to expire by December 31, 2017, if the Company does not establish production or take any other action to extend the terms. The Company plans to continue the terms of many of these licenses and concession areas through operational or administrative actions. The net undeveloped lease acres scheduled to expire by December 31, 2017, primarily relate to 5.8 million net acres of international exploration acreage in New Zealand (2.0 million net acres), Kenya (1.8 million net acres), Colombia (1.1 million net acres), and Côte d’Ivoire (0.9 million net acres), where proved reserves have not been assigned. The Company does not expect a significant portion of its total net acreage position to expire in 2017.

Drilling Program

The Company’s 2016 drilling program focused on proven and emerging liquids-rich basins in the United States (onshore and deepwater Gulf of Mexico) and various international locations. Exploration activity in 2016 consisted of 11 gross completed U.S. onshore wells. Development activity in 2016 consisted of 516 gross completed wells, which included 494 U.S. onshore wells, 13 international wells, and 9 Gulf of Mexico wells.

Drilling Statistics
The following shows the number of oil and gas wells completed in each of the last three years:

	Net Exploratory			Net Development			Total
	Productive	Dry Holes	Total	Productive	Dry Holes	Total
2016
United States	3.7	1.2	4.9	322.1	—	322.1	327.0
International	—	1.8	1.8	2.9	—	2.9	4.7
Total	3.7	3.0	6.7	325.0	—	325.0	331.7
2015
United States	16.0	—	16.0	573.1	13.8	586.9	602.9
International	2.4	0.4	2.8	1.8	—	1.8	4.6
Total	18.4	0.4	18.8	574.9	13.8	588.7	607.5
2014
United States	35.6	1.6	37.2	811.4	6.0	817.4	854.6
International	0.9	4.5	5.4	—	—	—	5.4
Total	36.5	6.1	42.6	811.4	6.0	817.4	860.0

The following shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion at December 31, 2016:

	Wells in the process of drilling or in active completion		Wells suspended or waiting on completion (1)
	Exploration	Development	Exploration	Development (2)
United States
Gross	3	9	51	643
Net	2.1	5.8	21.9	375.3
International
Gross	2	—	54	11
Net	1.0	—	17.4	2.6
Total
Gross	5	9	105	654
Net	3.1	5.8	39.3	377.9
 _______________________________________________________________________________

(1)
Wells suspended or waiting on completion include exploration and development wells where drilling has occurred, but the wells are awaiting the completion of hydraulic fracturing or other completion activities or the resumption of drilling in the future.

(2)
There were 106 MMBOE of PUDs assigned to U.S. onshore development wells suspended or waiting on completion at December 31, 2016. The Company expects to convert these reserves to developed status within five years of their initial disclosure.

Productive Wells

At December 31, 2016, the Company’s ownership interest in productive wells was as follows:

	Oil Wells (1)	Gas Wells (1)
United States
Gross	3,949	12,615
Net	2,505.9	9,518.6
International
Gross	208	9
Net	37.4	2.2
Total
Gross	4,157	12,624
Net	2,543.3	9,520.8
________________________________________________________________

(1)	Includes wells containing multiple completions as follows:

Gross	209	2,405
Net	182.4	2,089.0

MIDSTREAM PROPERTIES AND ACTIVITIES

Anadarko invests in and operates midstream (gathering, processing, treating, transportation, and produced-water disposal) assets to complement its operations in regions where the Company has oil and natural-gas production. Through ownership and operation of these facilities, the Company improves its ability to manage costs, controls the timing of bringing on new production, and enhances the value received for gathering, processing, treating, and transporting the Company’s production. Anadarko’s midstream business also provides services to third-party customers, including major and independent producers. Anadarko generates revenues from its midstream activities through a variety of contract structures, including fixed-fee, percent-of-proceeds, wellhead purchase, and keep-whole agreements. Anadarko’s midstream activities include those of WES, which acquires, owns, develops, and operates midstream assets. At December 31, 2016, Anadarko’s ownership interest in WGP consisted of an 81.6% limited partner interest and the entire non-economic general partner interest. At December 31, 2016, WGP’s ownership interest in WES consisted of a 29.9% limited partner interest, the entire 1.5% general partner interest, and all of the WES incentive distribution rights. At December 31, 2016, Anadarko also owned an 8.6% limited partner interest in WES through other subsidiaries.
At the end of 2016, Anadarko had 34 gathering systems and 72 processing and treating facilities located throughout major onshore producing basins in Wyoming, Colorado, Utah, New Mexico, Pennsylvania, and Texas. In 2016, the Company’s midstream activity was concentrated in the Delaware basin to build infrastructure for present and future Wolfcamp development. In 2017, the Company expects to continue its midstream investment to focus on the Delaware and DJ basins.

Delaware Basin  In 2016, the Company expanded its midstream infrastructure for Bone Spring, Wolfcamp, and Avalon production in the Delaware basin of West Texas, installing over 200 miles of oil, water, and gas gathering lines. Three new CGFs were installed and five existing CGFs were expanded to add a total of approximately 620 MMcf/d of compression capacity. Additional CGFs within the field are planned for 2017.
In December 2015, there was an initial fire and secondary explosion at the processing facility within the DBM complex. The majority of damage was to the liquid-handling facilities and the amine-treating units at the inlet of the complex. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and returned to service in December 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. There was no damage to Trains IV and V (each with a capacity of 200 MMcf/d), which were under construction at the time of the incident. Train IV was commissioned in the second quarter of 2016, and Train V and the high-pressure condensate stabilizer were both commissioned in the fourth quarter of 2016. As of December 31, 2016, the Company had received $33.8 million in cash proceeds from insurers related to the incident, including $16.3 million in proceeds from business interruption insurance claims and $17.5 million in proceeds from property insurance claims.
The DBM complex now includes 700 MMcf/d of cryogenic processing capacity, 1,400 GPM of amine-treating capacity, 18 MBbls/d of high-pressure condensate stabilization, and a rich-gas gathering system, with over 350 miles of high-pressure and low-pressure segments. Construction began on Train VI, a 200-MMcf/d cryogenic facility, in the fourth quarter of 2016, with expected commissioning by the end of 2017.

DJ Basin  Anadarko continued to optimize gathering and compression in 2016, which reduced gathering system pressures in the field, enhancing system efficiency and improving the base production profile. Management believes that Anadarko is well-positioned in the DJ basin with its oil and NGLs transportation capacity, which includes transport by pipeline, rail, and truck.
In the second quarter of 2016, the Company commissioned its COSF, capable of handling 100 MBbls/d. The primary benefit of the COSF is the removal of oil product storage tanks at Anadarko’s well pad sites, resulting in lower operating expenses, reduced emissions, and further reduced well site surface footprint.
Anadarko has a 20% equity ownership in Saddlehorn Pipeline Company, LLC, which owns 190 MBbls/d of capacity in a shared pipeline. The pipeline was brought into service in the third quarter of 2016 and delivers various grades of oil from the DJ basin to storage facilities in Cushing, Oklahoma.
The Company elected to participate in an expansion of the White Cliffs oil pipeline to increase the total capacity from 150 MBbls/d to approximately 215 MBbls/d. Construction is expected to be completed early in the second quarter of 2017.

Greater Natural Buttes  The Chipeta plant’s total processing capacity (cryogenic and refrigeration) is approximately 1 Bcf/d with cryogenic processing capacity of 550 MMcf/d. Chipeta’s third-party pipeline interconnect has added approximately 100 MMcf/d of natural-gas supply to the plant.

East Texas/North Louisiana  The Panola Valley NGL Pipeline expansion was completed in August of 2016. Anadarko has a 15% equity interest in the 248-mile pipeline. The pipeline ends at Mont Belvieu NGL Fractionation facility, where Anadarko has a 25% equity interest in fractionation trains VII and VIII. The trains each have 85 MBbls/d of gross NGLs processing capacity.

Marcellus  In the Marcellus shale, the Company efficiently maintained its operated gathering systems with approximately 260 MMcf/d of compression capacity in Lycoming, Clinton, and Centre Counties in Pennsylvania. In December 2016, Anadarko entered into an agreement to sell its operated and nonoperated oil and natural-gas assets and related operated midstream assets to a third-party; the midstream assets owned by WES were excluded from the agreement.

Eagleford  In the Eagleford shale, the Company continues to operate oil and gas gathering systems, with a 2016 average gross throughput of 70 MBbls/d of oil and 540 MMcf/d of natural gas. The 200 MMcf/d operated Brasada natural-gas cryogenic processing plant continued steady operations at capacity. In January 2017, Anadarko entered into an agreement to sell its oil and natural-gas assets to a third-party; the midstream assets owned by WES were excluded from the agreement.

The following provides information regarding the Company’s midstream assets including gathering, processing, treating, transportation, and produced-water disposal by area (excluding divestitures closed in 2016):

Area	Miles of Pipelines	Total Horsepower	2016 Average Net Throughput (MMcf/d)
DJ basin	5,700	357,500	1,100
Delaware basin	1,600	275,900	500
Greater Natural Buttes	1,300	233,700	900
Marcellus	800	104,200	1,000
Eagleford	900	203,900	500
Other	6,200	245,800	900
Total	16,500	1,421,000	4,900

MARKETING ACTIVITIES

The Company’s marketing segment actively manages Anadarko’s worldwide oil, natural-gas, and NGLs sales as well as the Company’s anticipated LNG sales. In marketing its production, the Company attempts to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. The Company’s sales of oil, natural gas, and NGLs are generally made at market prices at the time of sale. The Company also purchases oil, natural gas, and NGLs from third parties, primarily near Anadarko’s production areas, to aggregate volumes so the Company is positioned to fully use its transportation, storage, and fractionation capacity; facilitate efforts to maximize prices received; and minimize balancing issues with customers and pipelines during operational disruptions.
The Company sells its products under a variety of contract structures, including indexed, fixed-price, and cost-escalation-based agreements. The Company also engages in limited trading activities for the purpose of generating profits from exposure to changes in market prices of oil, natural gas, and NGLs. The Company does not engage in market-making practices and limits its marketing activities to oil, natural-gas, NGLs, and LNG commodity contracts. The Company’s marketing-risk position is typically a net short position (reflecting agreements to sell oil, natural gas, and NGLs in the future for specific prices) that is offset by the Company’s natural long position as a producer (reflecting ownership of underlying oil and natural-gas reserves). See Commodity-Price Risk under Item 7A of this Form 10-K.

Oil and NGLs  Anadarko’s oil and NGLs revenues are derived from production in the United States, Algeria, and Ghana. Most of the Company’s U.S. oil and NGLs production is sold under contracts with prices based on market indices, adjusted for location, quality, and transportation. Product from Algeria is sold by tanker as Saharan Blend, condensate, refrigerated propane, and refrigerated butane to customers primarily in the Mediterranean area. Oil from Ghana is sold by tanker as Jubilee and TEN Blend Crude Oil to customers around the world. Saharan Blend, Jubilee, and TEN Blend Oil are high-quality crudes that provide refiners with large quantities of premium products such as gasoline, diesel, and jet fuel.

Natural Gas  Anadarko markets its U.S. natural-gas production to maximize value and to reduce the inherent risks of physical commodity markets. Anadarko’s marketing segment offers supply-assurance and limited risk-management services at competitive prices as well as other services that are tailored to its customers’ needs. The Company may also receive a service fee related to the level of reliability and service required by the customer. The Company controls natural-gas firm-transportation capacity that ensures access to downstream markets, which enables the Company to maximize its natural-gas production. This transportation capacity also provides the opportunity to capture incremental value when price differentials between physical locations exist. The Company stores natural gas in contracted storage facilities to minimize operational disruptions to its ongoing operations and to take advantage of seasonal price differentials. Normally, the Company will have forward contracts in place (physical delivery or financial derivative instruments) to sell stored natural gas at a fixed price.

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

SEGMENT INFORMATION

For additional information on operations by segment, see Note 25—Segment Information in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, and for additional information on risk associated with international operations, see Risk Factors under Item 1A of this Form 10-K.

EMPLOYEES

The Company had approximately 4,500 employees at December 31, 2016.

REGULATORY AND ENVIRONMENTAL MATTERS

Environmental and Occupational Health and Safety Regulations

Anadarko’s business operations are subject to numerous international, provincial, federal, regional, state, tribal, local, and foreign environmental and occupational health and safety laws and regulations. The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. laws and regulations, as amended from time to time:

•
the U.S. Clean Air Act, which restricts the emission of air pollutants from many sources, imposes various pre-construction, monitoring, and reporting requirements, which the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas emissions

•
the U.S. Federal Water Pollution Control Act, also known as the federal Clean Water Act (CWA), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States

•
the U.S. Oil Pollution Act of 1990 (OPA), which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States

•
U.S. Department of the Interior regulations, which relate to offshore oil and natural-gas operations in U.S. waters and impose obligations for establishing financial assurances for decommissioning activities, liabilities for pollution cleanup costs resulting from operations, and potential liabilities for pollution damages

•
the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur

•	the U.S. Resource Conservation and Recovery Act, which governs the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes

•
the U.S. Safe Drinking Water Act, which ensures the quality of the nation’s public drinking water through adoption of drinking water standards and control over the injection of waste fluids into below-ground formations that may adversely affect drinking water sources

•
the U.S. Emergency Planning and Community Right-to-Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees, and response departments on toxic chemical uses and inventories

•
the U.S. Occupational Safety and Health Act, which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures

•
the Endangered Species Act, which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating restrictions or a temporary, seasonal, or permanent ban in affected areas

•
the National Environmental Policy Act, which requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment

These U.S. laws and regulations, as well as state counterparts, generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development, or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of the Company’s activities in a particular area. Moreover, multiple environmental laws provide for citizen suits, which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. See Risk Factors under Item 1A of this Form 10-K for further discussion on hydraulic fracturing; ozone standards; induced seismicity regulatory developments; climate change, including methane or other greenhouse gas emissions; and other regulations relating to environmental protection. The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as new standards continue to evolve.
Many states where the Company operates also have, or are developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. In addition, many foreign countries where the Company is conducting business also have, or may be developing, regulatory initiatives or analogous controls that regulate Anadarko’s environmental-related activities. While the legal requirements imposed under state or foreign law may be similar in form to U.S. laws and regulations, in some cases the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly alter or delay the permitting, development, or expansion of a project or substantially increase the cost of doing business. In addition, environmental and occupational health and safety laws and regulations, including new or amended legal requirements that may arise in the future to address potential environmental concerns such as air and water impacts, are expected to continue to have an increasing impact on the Company’s operations.

The Company has incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. Historically, the Company’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company’s business and operation results. Although the Company is not fully insured against all environmental and occupational health and safety risks, and the Company’s insurance does not cover any penalties or fines that may be issued by a governmental authority, it maintains insurance coverage that it believes is sufficient based on the Company’s assessment of insurable risks and consistent with insurance coverage held by other similarly situated industry participants. Nevertheless, it is possible that other developments, such as stricter and more comprehensive environmental and occupational health and safety laws and regulations as well as claims for damages to property or persons resulting from the Company’s operations, could result in substantial costs and liabilities, including administrative, civil, and criminal penalties, to Anadarko.

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
Anadarko has in place and maintains Oil Spill-Response Plans (Plans) for the Company’s Gulf of Mexico operations. The Plans set forth procedures for a rapid and effective response to spill events that may occur as a result of Anadarko’s operations. The Plans are reviewed by the Company at least annually and updated as necessary. Drills are conducted by the Company at least annually to test the effectiveness of the Plans and include the participation of spill-response contractors, representatives of Clean Gulf Associates (CGA, a not-for-profit association of production and pipeline companies operating in the Gulf of Mexico contractually engaged by the Company for such matters), Marine Spill Response Corporation (MSRC), and representatives of relevant governmental agencies. The Plans and any revisions to the Plans must be approved by the BSEE.
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
Anadarko is also a member of the Marine Preservation Association, which provides full access to the MSRC cooperative. In the event of a spill, MSRC stands ready to mobilize all of its equipment and materials. MSRC has a fleet of dedicated Responder Class Oil Spill Response Vessels (OSRVs), designed and built to recover spilled oil.
MSRC has equipment housed for the Atlantic Region, the Gulf of Mexico Region, the California Region, and the Pacific Northwest Region. Their equipment includes, among other things, skimmers, OSRVs, fast response vessels, barges, storage bladders, work boats, ocean boom, and dispersant.

The Company has also entered into a contractual commitment to access subsea intervention, containment, capture, and shut-in capacity for deepwater exploration wells. Marine Well Containment Company (MWCC) is open to oil and gas operators in the Gulf of Mexico and provides members access to oil spill-response equipment and services on a per-well fee basis. Anadarko has an employee representative on the executive committee of MWCC. MWCC members have access to a containment system that is planned for use in deepwater depths of up to 10,000 feet, with containment capacity of 100 MBbls/d of liquids and flare capability for 200 MMcf/d of natural gas.
Anadarko retains geospatial and satellite imagery services through the MDA Corporation (MDA) to provide coverage over the Company’s Gulf of Mexico operations. MDA owns and maintains two radar satellites, which provide all-weather surveillance and imagery available to assist in identifying areas of concern on the surface waters of the Gulf of Mexico. The Company has agreements with Waste Management, Inc. and Clean Harbors to assist in the proper disposal of contaminated and hazardous waste soil and debris. In addition, Anadarko has agreements with several qualified environmental consulting firms for assistance with subsea dispersant applications. The Company also has agreements with TDI-Brooks International for its scientific research vessels to properly monitor the effectiveness of the dispersant application and the health of the ecosystem. The Company also has agreements with Scientific and Environmental Associates, Inc. (SEA) for assistance with surface dispersant applications. SEA is a scientific support consulting firm providing expertise in surface-dispersion applications and efficacy monitoring.
Anadarko has emergency and oil spill-response plans in place for each of its exploration and operational activities around the globe. Each plan is intended to satisfy the requirements of relevant local or national authorities, describes the actions the Company is expected to take in the event of an incident, includes drills conducted by the Company at least annually, and includes reference to external resources that may become necessary in the event of an incident. Included in these external resources is the Company’s contract with Oil Spill Response Limited (OSRL), a global emergency and oil spill-response organization headquartered in London. Anadarko also participates in supplementary service provided through OSRL, the Global Dispersant Stockpile (GDS). This additional service provides Anadarko access to dispersant and is available to Anadarko operations worldwide.
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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at January 31, 2017	Position
R. A. Walker	59	Chairman, President and Chief Executive Officer
Robert G. Gwin	53	Executive Vice President, Finance and Chief Financial Officer
Darrell E. Hollek	59	Executive Vice President, Operations
Mitchell W. Ingram	54	Executive Vice President, Global LNG
Ernest A. Leyendecker	56	Executive Vice President, International and Deepwater Exploration
Robert K. Reeves	59	Executive Vice President, Law and Chief Administrative Officer
Christopher O. Champion	47	Senior Vice President, Chief Accounting Officer and Controller

Mr. Walker was named Chairman of the Board of the Company in May 2013, in addition to the role of Chief Executive Officer and director, both of which he assumed in May 2012, and the role of President, which he assumed in February 2010. He previously served as Chief Operating Officer from March 2009 until his appointment as Chief Executive Officer. He served as Senior Vice President, Finance and Chief Financial Officer from September 2005 until March 2009. From August 2007 until March 2013, he served as director of WGH and served as its Chairman of the Board from August 2007 to September 2009. Mr. Walker served as a director of WGEH from September 2012 until March 2013. Mr. Walker served as a director of Temple-Inland Inc. from November 2008 to February 2012 and a director of CenterPoint Energy, Inc. from April 2010 to April 2015 and has served as a director of BOK Financial Corporation since April 2013, where he is the Chairman of the Risk Committee.
Mr. Gwin was named Executive Vice President, Finance and Chief Financial Officer in May 2013 and previously served as Senior Vice President, Finance and Chief Financial Officer since March 2009 and Senior Vice President since March 2008. He also has served as Chairman of the Board of WGH since October 2009 and as a director since August 2007. Additionally, Mr. Gwin has served as Chairman of the Board of WGEH since September 2012 and served as President of WGH from August 2007 to September 2009 and as Chief Executive Officer of WGH from August 2007 to January 2010. He joined Anadarko in January 2006 as Vice President, Finance and Treasurer and served in that capacity until March 2008. He has served as Chairman of the Board of LyondellBasell Industries N.V. since August 2013 and as a director since May 2011.
Mr. Hollek was named Executive Vice President, Operations in August 2016. Prior to this position, he served as Executive Vice President, U.S. Onshore Exploration and Production since April 2015; Senior Vice President, Deepwater Americas Operations since May 2013; and Vice President, Operations since May 2007. Mr. Hollek joined Anadarko upon the acquisition of Kerr-McGee Corporation in August 2006. He has held positions of increasing responsibility with Anadarko and Kerr-McGee Corporation, where he began his career, including management roles in the Gulf of Mexico; U.S. onshore; and Environmental, Health, Safety and Regulatory. Mr. Hollek has served as a director of WGH and WGEH since May 2015.
Mr. Ingram was named Executive Vice President, Global LNG in November 2015. Prior to joining Anadarko, Mr. Ingram was with BG Group since 2006, where he served as a member of the Executive Committee in the role of Executive Vice President—Technical since March 2015. Previously, he held positions of increasing responsibility with the company’s LNG project in Queensland, Australia, where he served as Managing Director of QGC, a BG Group business, since April 2014; as Deputy Managing Director since September 2013; and as Project Director of the Queensland Curtis LNG project since May 2012. From 2006 to May 2012, Mr. Ingram was Asset General Manager of BG Group’s Karachaganak interest in Kazakhstan. He joined BG Group after 20 years with Occidental Oil & Gas, where he held several U.K. and international leadership positions in project management, development, and operations.

Mr. Leyendecker was named Executive Vice President, International and Deepwater Exploration in August 2016. Prior to this position, he served as Senior Vice President, International Exploration since April 2015 and Senior Vice President, Gulf of Mexico Exploration since February 2014. Prior to that, he served as Vice President, Gulf of Mexico Exploration since May 2011 and as Vice President of Corporate Planning and Gulf of Mexico Exploration since October 2010. Mr. Leyendecker joined Anadarko upon the acquisition of Kerr-McGee Corporation in August 2006. He has held positions of increasing responsibility with Anadarko and Kerr-McGee Corporation, including Exploration Manager for the Gulf of Mexico and General Manager for Worldwide Exploration, Engineering and Planning. Mr. Leyendecker began his career with Marathon Oil Company prior to pursuing a leadership role with Enterprise Oil Gulf of Mexico, which was acquired by Shell Oil in 2002.
Mr. Reeves was named Executive Vice President, Law and Chief Administrative Officer in September 2015 and previously served as Executive Vice President, General Counsel and Chief Administrative Officer since May 2013 and as Senior Vice President, General Counsel and Chief Administrative Officer since February 2007. He also served as Chief Compliance Officer from July 2012 to May 2013. He served as Corporate Secretary from February 2007 to August 2008. He previously served as Senior Vice President, Corporate Affairs & Law and Chief Governance Officer since 2004. Prior to joining Anadarko, he served as Executive Vice President, Administration and General Counsel of North Sea New Ventures from 2003 to 2004 and as Executive Vice President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003. He served as a director of Key Energy Services, Inc., a publicly traded oilfield services company, from October 2007 to December 2016 and has served as a director of WGH since August 2007 and as a director of WGEH since September 2012.
Mr. Champion was named Senior Vice President, Chief Accounting Officer and Controller in February 2017 and previously served as Vice President, Chief Accounting Officer and Controller since June 2015. Prior to joining Anadarko, Mr. Champion was an Audit Partner with KPMG LLP since October 2003 and served as KPMG’s National Audit Leader for Oil and Natural Gas since 2008. He began his career at Arthur Andersen LLP in 1992 before joining KPMG LLP in 2002 as a senior audit manager.
Officers of Anadarko are elected each year at the first meeting of the Board following the annual meeting of stockholders, the next of which is expected to occur on May 10, 2017, and hold office until their successors are duly elected and qualified. There are no family relationships between any directors or executive officers of Anadarko.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about energy markets

•	production and sales volume levels

•	levels of oil, natural-gas, and NGLs reserves

•	operating results

•	competitive conditions

•	technology

•	availability of capital resources, levels of capital expenditures, and other contractual obligations

•	supply and demand for, the price of, and the commercialization and transporting of oil, natural gas, NGLs, and other products or services

•	volatility in the commodity-futures market

•	weather

•	inflation

•	availability of goods and services, including unexpected changes in costs

•	drilling risks

•	processing volumes and pipeline throughput

•	general economic conditions, nationally, internationally, or in the jurisdictions in which the Company is, or in the future may be, doing business

•	the Company’s inability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects

•
legislative or regulatory changes, including changes relating to hydraulic fracturing; retroactive royalty or production tax regimes; deepwater drilling and permitting regulations; derivatives reform; changes in state, federal, and foreign income taxes; environmental regulation, including regulations related to climate change; environmental risks; and liability under international, provincial, federal, regional, state, tribal, local, and foreign environmental laws and regulations

•	civil or political unrest or acts of terrorism in a region or country

•	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties

•	volatility in the securities, capital, or credit markets and related risks such as general credit, liquidity, and interest-rate risk

•	the Company’s ability to successfully monetize select assets, repay or refinance its debt, and the impact of changes in the Company’s credit ratings

•	uncertainties associated with acquired properties and businesses

•	disruptions in international oil and NGLs cargo shipping activities

•	physical, digital, internal, and external security breaches

•	supply and demand, technological, political, governmental, and commercial conditions associated with long-term development and production projects in domestic and international locations

•	other factors discussed below and elsewhere in this Form 10-K, and in the Company’s other public filings, press releases, and discussions with Company management

RISK FACTORS

Oil, natural-gas, and NGLs price volatility, including a substantial or extended decline in the price of these commodities, could adversely affect our financial condition and results of operations.

Prices for oil, natural gas, and NGLs can fluctuate widely. For example, NYMEX West Texas Intermediate oil prices have been volatile and ranged from a high of $107.26 per barrel in June 2014 to a low of $26.21 per barrel in February 2016. Also, NYMEX Henry Hub natural-gas prices have been volatile and ranged from a high of $6.15 per MMBtu in February 2014 to a low of $1.64 per MMBtu in March 2016. Our revenues, operating results, cash flows from operations, capital budget, and future growth rates are highly dependent on the prices we receive for our oil, natural gas, and NGLs. The markets for oil, natural gas, and NGLs have been volatile historically and may continue to be volatile in the future. Factors influencing the prices of oil, natural gas, and NGLs are beyond our control. These factors include, but are not limited to, the following:

•	the domestic and worldwide supply of, and demand for, oil, natural gas, and NGLs

•	volatility and trading patterns in the commodity-futures markets

•	the cost of exploring for, developing, producing, transporting, and marketing oil, natural gas, and NGLs

•	the level of global oil and natural-gas inventories

•	weather conditions

•	the level of U.S. exports of oil, liquefied natural gas, or NGLs

•	the ability of the members of OPEC and other producing nations to agree to and maintain production levels

•
the worldwide military and political environment, civil and political unrest worldwide, including in Africa and the Middle East, uncertainty or instability resulting from the escalation or additional outbreak of armed hostilities, or acts of terrorism in the United States or elsewhere

•	the effect of worldwide energy conservation and environmental protection efforts

•	the price and availability of alternative and competing fuels

•	the level of foreign imports of oil, natural gas, and NGLs

•	domestic and foreign governmental laws, regulations, and taxes

•
shareholder activism or activities by non-governmental organizations to restrict the exploration, development, and production of oil and natural gas in order to minimize emissions of carbon dioxide, a greenhouse gas (GHG)

•	the proximity to, and capacity of, natural-gas pipelines and other transportation facilities

•	general economic conditions worldwide

The long-term effect of these and other factors on the prices of oil, natural gas, and NGLs is uncertain. Prolonged or substantial declines in these commodity prices may have the following effects on our business:

•	adversely affect our financial condition, liquidity, ability to finance planned capital expenditures, and results of operations

•	reduce the amount of oil, natural gas, and NGLs that we can produce economically

•	cause us to delay or postpone some of our capital projects

•	reduce our revenues, operating income, or cash flows

•	reduce the amounts of our estimated proved oil, natural-gas, and NGLs reserves

•
reduce the carrying value of our oil, natural-gas, and midstream properties due to recognizing additional impairments of proved properties, unproved properties, exploration assets, and midstream facilities

•	reduce the standardized measure of discounted future net cash flows relating to oil, natural-gas, and NGLs reserves

•	limit our access to, or increasing the cost of, sources of capital such as equity and long-term debt

•	adversely affect the ability of our partners to fund their working interest capital requirements

We are subject to complex laws and regulations relating to environmental protection that can adversely affect the cost, manner, and feasibility of doing business.

Our operations and properties are subject to numerous international, provincial, federal, regional, state, tribal, local, and foreign laws and regulations governing the release of pollutants or otherwise relating to environmental protection. These laws and regulations govern the following, among other things:

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

These laws and regulations may impose substantial liabilities for our failure to comply or for any contamination resulting from our operations, including the assessment of administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development, or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Moreover, changes in, or reinterpretations of, environmental laws and regulations governing areas where we operate may negatively impact our operations. Examples of recent proposed and final regulations or other regulatory initiatives include the following:

•
Ground-Level Ozone Standards. In October 2015, the EPA issued a rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (NAAQS) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The EPA is expected to make final geographical attainment designations and issue final non-attainment area requirements pursuant to this NAAQS rule by late 2017, and any designations or requirements that result in reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified sources of air pollution in newly designated non-attainment areas. Moreover, states are expected to implement more stringent regulations, which could apply to our operations. Compliance with this rule could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.

•
Reduction of Methane Emissions by the Oil and Gas Industry. In June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed oil and natural-gas production and natural-gas processing and transmission facilities. The EPA’s rule is comprised of New Source Performance Standards, known as Subpart Quad OOOOa, that require certain new, modified, or reconstructed facilities in the oil and natural-gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart Quad OOOOa standards will expand previously issued New Source Performance Standards published by the EPA in 2012, known as Subpart OOOO, by using certain equipment specific emissions control practices with respect to, among other things, hydraulically-fractured oil and natural-gas well completions, fugitive emissions from well sites and compressors, and equipment leaks at natural-gas processing plants and pneumatic pumps. Moreover, in November 2016, the EPA issued a final Information Collection Request seeking information about methane emissions from facilities and operators in the oil and natural-gas industry. The EPA has indicated that it intended to use the information from this request to develop Existing Source Performance Standards for the oil and gas industry. Compliance with this rule could, among other things, require installation of new emission controls on some of our equipment and significantly increase our capital expenditures and operating costs.

•
Induced Seismic Activity Associated with Oilfield Disposal Wells. We dispose of wastewater generated from oil and natural-gas production operations directly or through the use of third parties. The legal requirements related to the disposal of wastewater in underground injections wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near injection wells used for the disposal of produced water resulting from oil and natural-gas activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma issued new rules for wastewater disposal wells in 2014 that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, is developing and implementing plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission adopted similar permitting, operating, and reporting rules for disposal wells in 2014. In addition, ongoing class action lawsuits, to which we are not currently a party, allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by us or by commercial disposal well vendors whom we may use from time to time to dispose of wastewater, which could have a material adverse effect on our capital expenditures and operating costs, financial condition, and results of operations.

•
Reduction of Greenhouse Gas Emissions. The U.S. Congress and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislations, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. Although this international agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce and lower the value of our reserves.

These and other regulatory changes could significantly increase our capital expenditures and operating costs or could result in delays to or limitations on our exploration and production activities, which could have an adverse effect on our financial condition, results of operations, or cash flows. For a description of certain environmental proceedings in which we are involved, see Legal Proceedings under Item 3 and Note 16—Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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
Hydraulic fracturing is typically regulated by state oil and natural-gas commissions. However, several federal agencies have also asserted regulatory authority over certain aspects of the process. For example, the EPA issued an effluent limit guidelines final rule in June 2016 prohibiting the discharge of return water recovered from shale natural-gas extraction operations to publicly owned wastewater treatment plants. Also, the Bureau of Land Management (BLM) published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, finding that the BLM lacked congressional authority to promulgate the rule. That decision is currently being appealed by the federal government. Also, from time to time, legislation has been introduced, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In the event that new federal restrictions on the hydraulic-fracturing process are adopted in areas where we operate, we may incur significant additional costs or permitting requirements to comply with such federal requirements, and could experience added delays or curtailment in the pursuit of exploration, development, or production activities.

Certain states in which we operate, including Colorado, Pennsylvania, Louisiana, Texas, and Wyoming, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, or other regulatory requirements on hydraulic-fracturing operations, including subsurface water disposal. For example, in January 2016, the Colorado Oil and Gas Conservation Commission approved two new rules that require increased collaborative efforts between oil and natural-gas operators and local governments regarding the siting of large-scale oil and natural-gas facilities in certain urban mitigation areas, and require such operators to pursue certain registrations and/or notifications of local governments. States also could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. For example, several cities in Colorado passed temporary or permanent moratoria on hydraulic fracturing within their respective city limits in 2012 to 2013 but, since that time, local district courts struck down the ordinances for certain of those Colorado cities in 2014, which decisions were upheld by the Colorado Supreme Court in May 2016. Notwithstanding attempts at the local level to prohibit hydraulic fracturing, the opportunity exists for cities to adopt local ordinances allowing hydraulic fracturing activities within their jurisdictions while regulating the time, place, and manner of those activities.
Additionally, certain interest groups in Colorado opposed to oil and natural-gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives that, if approved, would allow revisions to the state constitution in a manner that would make such exploration and production activities in the state more difficult in the future. For example, proponents of such initiatives sought to include on the Colorado November 2016 ballot certain amendments that, if approved, could, among other things, authorize local governmental control over oil and natural-gas development in Colorado that could impose more stringent requirements than currently implemented under state law and impose a 2,500-foot mandatory setback between certain oil and natural-gas development facilities and specified occupied structures and areas of interest. These particular amendments failed to gather enough valid signatures to be placed on the November 2016 ballot. However, Amendment 71 was placed on the Colorado 2016 ballot and approved by voters, making it more difficult to place an initiative to amend the constitution on the state ballot. For an initiative to be placed on the state ballot, Amendment 71 requires signatures from 2% of registered voters from each of the state’s 35 Senate districts and it must be approved by 55% of the voters. In the event that ballot initiatives, local or state restrictions, or prohibitions are adopted and result in more stringent limitations on the production and development of oil and natural gas in areas where we conduct operations, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the permitting or pursuit of exploration, development, or production activities. In addition, we could possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves. Such compliance costs and delays, curtailments, limitations, or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.
In addition to asserting regulatory authority, a number of federal entities have reviewed various environmental issues associated with hydraulic fracturing. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing “water cycle” activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits.

Our debt and other financial commitments may limit our financial and operating flexibility.

Our total debt was $15.3 billion at December 31, 2016. We also have various commitments for leases, drilling contracts, derivative contracts, firm transportation, and purchase obligations for services and products. Our financial commitments could have important consequences to our business, including, but not limited to, the following:

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

Additionally, the credit agreements governing our Five-Year Facility and our 364-Day Facility contain a number of customary covenants, including a financial covenant requiring maintenance of a consolidated indebtedness to total capitalization ratio of no greater than 65% (excluding the effect of non-cash write-downs), and limitations on certain secured indebtedness, sale-and-leaseback transactions, and mergers and other fundamental changes. Our ability to meet such covenants may be affected by events beyond our control.

A downgrade in our credit rating could negatively impact our cost of and ability to access capital.

As of December 31, 2016, our long-term debt was rated “BBB” with a stable outlook by S&P and Fitch. Our long-term debt was rated “Ba1” with a stable outlook by Moody’s, which is below investment grade. As of the time of filing this Form 10-K, no additional changes in our credit rating have occurred and we are not aware of any current plans of S&P, Fitch, or Moody’s to revise their respective credit ratings on our long-term debt. Any downgrade in our credit ratings could negatively impact our cost of capital and could also adversely affect our ability to effectively execute aspects of our strategy or to raise debt in the public debt markets.
As a result of Moody’s below-investment-grade rating of our long-term debt in February 2016, we became more likely to be required to post collateral in the form of letters of credit or cash as financial assurance of our performance under certain contractual arrangements such as pipeline transportation contracts and oil and gas sales contracts. The amount of letters of credit or cash provided as assurance of our performance under these types of contractual arrangements with respect to credit-risk-related contingent features was $274 million at December 31, 2016, and zero at December 31, 2015. Additionally, certain of these arrangements contain financial assurances language that may, under certain circumstances, permit our counterparties to request additional collateral.
Furthermore, as a result of Moody’s rating, the credit thresholds with certain derivative counterparties were reduced and in some cases eliminated, which required us to increase the amount of collateral posted with derivative counterparties when our net trading position is a liability in excess of the contractual threshold. No counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.4 billion (net of $117 million of collateral) at December 31, 2016, and $1.3 billion (net of $58 million of collateral) at December 31, 2015. For additional information, see Note 9—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
Additionally, in February 2016, Moody’s downgraded our commercial paper program credit rating, which eliminated our access to the commercial paper market.

Our proved reserves are estimates. Any material inaccuracies in our reserves estimates or assumptions underlying our reserves estimates could cause the quantities and net present value of our reserves to be overstated or understated.

There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control that could cause the quantities and net present value of our reserves to be overstated or understated. The reserves information included or incorporated by reference in this Form 10-K represents estimates prepared by our internal engineers. The procedures and methods for estimating the reserves by our internal engineers were reviewed by independent petroleum consultants; however, no reserves audit was conducted by these consultants. Estimation of reserves is not an exact science. Estimates of economically recoverable oil, natural-gas, and NGLs reserves and of future net cash flows depend on a number of variable factors and assumptions, any of which may cause actual results to vary considerably from these estimates. These factors and assumptions may include, but are not limited to, the following:

•	estimated future production from an area is consistent with historical production from similar producing areas

•	assumed effects of regulation by governmental agencies and court rulings

•	assumptions concerning future oil, natural-gas, and NGLs prices, future operating costs, and capital expenditures

•	estimates of future severance and excise taxes, workover costs, and remedial costs

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

Our domestic operations have been, and at times in the future may be, affected by political developments and are subject to complex provincial, federal, regional, state, tribal, local, and other laws and regulations such as restrictions on production, permitting, changes in taxes, deductions, royalties and other amounts payable to governments or governmental agencies, price or gathering-rate controls, and hydraulic fracturing, induced seismicity, and environmental protection regulations. To the extent our domestic operations are offshore, we must also comply with requirements focused on oil and natural-gas exploration and production activities in coastal and outer continental shelf (OCS) waters. To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals, and certificates from various provincial, federal, regional, state, tribal, and local governmental authorities. We may incur substantial costs to maintain compliance with these existing laws and regulations. Our costs of compliance may increase if existing laws, including environmental and tax laws and regulations, are revised or reinterpreted, or if new laws and regulations become applicable to our operations such as the adoption of government-payment-transparency regulations. In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax provisions currently available to oil and natural-gas companies. Such legislative changes have included, but not been limited to, the elimination of current deductions for intangible drilling and development costs, and the elimination of the deduction for certain domestic production activities. The U.S. Congress could consider, and could include, some or all of these proposals as part of tax reform legislation to accompany lower federal income tax rates. Moreover, other more general features of tax-reform legislation, including changes to the rules related to cost recovery and foreign tax credits, and to the deductibility of interest expense, may be developed that also would change the taxation of oil and natural-gas companies. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and natural-gas development, or increase costs, and any such changes could have an adverse effect on the Company’s financial position, results of operations, and cash flows.

Future economic, business, or industry conditions may have a material adverse effect on our results of operations, liquidity, and financial condition.

During the last few years, concerns over inflation, potential default on U.S. debt, energy costs, geopolitical issues, the availability and cost of credit, and uncertainties with regard to European sovereign debt, have each contributed at various times to increased economic uncertainty and diminished expectations for the global economy. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. Continued concerns could cause demand for petroleum products to diminish or stagnate, which could impact the price at which we can sell our oil, natural gas, and NGLs and impede the execution of long-term sales agreements or prices thereunder which are the basis for future LNG production; affect the ability of our vendors, suppliers, and customers to continue operations; and ultimately adversely impact our results of operations, liquidity, and financial condition.

We are vulnerable to risks associated with our offshore operations that could negatively impact our operations and financial results.

We conduct offshore operations in the Gulf of Mexico, Ghana, Mozambique, Colombia, Côte d’Ivoire, and other countries. Our operations and financial results could be significantly impacted by conditions in some of these areas and are also vulnerable to certain unique risks associated with operating offshore, including those relating to the following:

•	hurricanes and other adverse weather conditions

•	geological complexities and water depths associated with such operations

•	limited number of partners available to participate in projects

•	oilfield service costs and availability

•	compliance with environmental, safety, and other laws and regulations

•	terrorist attacks such as piracy

•	remediation and other costs and regulatory changes resulting from oil spills or releases of hazardous materials

•	failure of equipment or facilities

•	response capabilities for personnel, equipment, or environmental incidents

In addition, we conduct much of our exploration in deep waters (greater than 1,000 feet) where operations, support services, and decommissioning activities are more difficult and costly than in shallower waters. The deep waters in the Gulf of Mexico, as well as international deepwater locations, lack the physical and oilfield service infrastructure present in shallower waters. As a result, deepwater operations may require significant time between a discovery and the time that we can market our production, thereby increasing the risk involved with these operations.

Additional domestic and international deepwater drilling laws, regulations, and other restrictions; delays in the processing and approval of drilling permits and exploration, development, oil spill-response, and decommissioning plans; and other related developments may have a material adverse effect on our business, financial condition, or results of operations.

In recent years, the Bureau of Ocean Energy Management (BOEM) and the BSEE, agencies of the U.S. Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. For example, in 2016, BSEE finalized rule-making entitled Oil and Sulfur Operations on the Outer Continental Shelf — Blowout Prevention Systems and Well Control which focuses on well blowout preventer systems and well control with respect to operations on the OCS. Compliance with these more stringent regulatory requirements and with existing environmental and oil spill regulations, together with any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts.
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural-gas exploration and production operations conducted offshore. For example, in April 2016, the BOEM published a proposed rule that would update existing air-emissions requirements relating to offshore oil and natural-gas activity on federal OCS waters including in the Central Gulf of Mexico. In addition, in September 2016, the BOEM issued a Notice to Lessees and Operators that would bolster supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines, and other facilities. These regulatory actions, or any new rules, regulations, or legal initiatives could delay or disrupt our operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, and limit activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities or result in the suspension or cancellation of leases. Moreover, under existing BOEM and BSEE rules relating to assignment of offshore leases and other legal interests on the OCS, assignors of such interests may be held jointly and severally liable for decommissioning of OCS facilities existing at the time the assignment was approved by the BOEM, in the event that the assignee is unable or unwilling to conduct required decommissioning. In the event that we, in the role of assignor, receive orders from the BSEE to decommission OCS facilities that one of our assignees of offshore facilities is unwilling or unable to perform, we could incur costs to perform those decommissioning obligations, which costs could be material.
Also, if material spill events were to occur in the future, the United States or other countries where such an event were to occur could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. We cannot predict with any certainty the full impact of any new laws, regulations, or legal initiatives on our drilling operations or on the cost or availability of insurance to cover the risks associated with such operations. The overall costs to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete.
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

We have operations outside the United States, including in Algeria, Ghana, Mozambique, Colombia, Côte d’Ivoire, and other countries. As a result, we face political and economic risks and other uncertainties with respect to our international operations. These risks may include the following, among other things:

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

For example, Ghana and Côte d’Ivoire are engaged in a dispute regarding the international maritime boundary between the two countries. As a result, Côte d’Ivoire claims to be entitled to the maritime area, which covers a portion of the Deepwater Tano Block where the TEN complex is located. In the event Côte d’Ivoire is successful in its maritime border claims, our operations in Ghana could be materially impacted.
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

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies, or qualified personnel. The cost for such items may increase as a result of a variety of factors beyond our control, such as increases in the cost of electricity, steel, and other raw materials that we and our vendors rely upon; increased demand for labor, services, and materials as drilling activity increases; and increased taxes. Decreased levels of drilling activity in the oil and gas industry in recent periods have led to declining costs of some drilling rigs, equipment, supplies, or qualified personnel. However, if commodity prices rise, such costs may rise faster than increases in our revenue and their availability to us may be limited. Additionally, these services may not be available on commercially reasonable terms. The high cost or unavailability of drilling rigs, equipment, supplies, personnel, and other oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget, which could have a material adverse effect on our business, financial condition, or results of operations.

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

The enactment of derivatives legislation, and the promulgation of regulations pursuant thereto, could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity-price, interest-rate, and other risks associated with our business.

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
The Dodd-Frank Act, and the rules promulgated thereunder, could (i) significantly increase the cost, or decrease the liquidity, of energy-related derivatives we use to hedge against commodity-price fluctuations (including through requirements to post collateral), (ii) materially alter the terms of derivative contracts, and (iii) reduce the availability and use of derivatives to protect against risks we encounter. If we reduce our use of derivatives as a result of the Dodd-Frank Act and applicable rules and regulations, our cash flow may become more volatile and less predictable, which could adversely affect our ability to plan for and fund capital expenditures. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, those transactions may become subject to such regulations. At this time, the impact of such regulations is not clear.

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

We are involved in several large development projects and the completion of those projects may be delayed beyond our anticipated completion dates. Key factors that may affect the timing and outcome of such projects include the following:

•	project approvals and funding by joint-venture partners

•	timely issuance of permits and licenses by governmental agencies or legislative and other governmental approvals

•	weather conditions

•	availability of qualified personnel

•	civil and political environment of, and existing infrastructure in, the country or region in which the project is located

•	manufacturing and delivery schedules of critical equipment

•	commercial arrangements for pipelines and related equipment to transport and market hydrocarbons

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

Our drilling activities may not encounter commercially productive oil or natural-gas reservoirs.

Drilling for oil and natural gas involves numerous risks, including the risk that we will not encounter commercially productive oil or natural-gas reservoirs. Drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors, including the following:

•	unexpected drilling conditions

•	pressure or irregularities in formations

•	equipment failures or accidents

•	fires, explosions, blowouts, and surface cratering

•	marine risks such as capsizing, collisions, and hurricanes

•	difficulty identifying and retaining qualified personnel

•	title problems

•	other adverse weather conditions

•	lack of availability or delays in the delivery of technology, equipment, or resources for operations

As of December 31, 2016, we had $1.7 billion in suspended well and associated non-producing leasehold costs related to 11 U.S. offshore and international exploration projects, which includes approximately $800 million related to our Shenandoah project in the Gulf of Mexico. Certain of these future exploration and appraisal drilling activities may not be successful and, if unsuccessful, could result in a material adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. Because of the percentage of our capital budget devoted to higher-risk exploratory projects, it is likely that we will continue to experience significant exploration and dry hole expenses.

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

As a result of mergers and acquisitions, we had approximately $5.0 billion of goodwill on our Consolidated Balance Sheet at December 31, 2016. Goodwill must be tested at least annually for impairment, and more frequently when circumstances indicate likely impairment. Goodwill is considered impaired to the extent that its carrying amount exceeds its implied fair value. Various factors could reduce the fair value of a reporting unit such as our inability to replace the value of our depleting asset base, difficulty or potential delays in obtaining drilling permits, or other adverse events such as lower oil and natural-gas prices, which could lead to an impairment of goodwill. An impairment of goodwill could have a substantial negative effect on our reported earnings.

Risks related to acquisitions may adversely affect our business, financial condition, and results of operations.

Any acquisition, including the recent GOM Acquisition, involves potential risks, including, among other things:

•	the validity of our assumptions about, among other things, reserves, estimated production, revenues, capital expenditures, operating expenses, and costs

•	the assumption of environmental, decommissioning, and other liabilities, and losses or costs for which we are not indemnified or for which our indemnity is inadequate

•	a failure to attain or maintain compliance with environmental, safety, and other governmental regulations

If any of these risks materialize, the benefits of such acquisition may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

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

We can provide no assurance that we will continue to pay dividends at the current rate or at all. In response to the commodity-price environment, in February 2016, the Company decreased the quarterly dividend from $0.27 per share to $0.05 per share. The amount of cash dividends, if any, to be paid in the future is determined by our Board of Directors based on our financial condition, results of operations, cash flows, levels of capital and exploration expenditures, future business prospects, expected liquidity needs, and other matters that our Board of Directors deems relevant.

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
Anadarko E&P Onshore LLC, a wholly owned subsidiary of the Company, is currently in negotiations with the Pennsylvania Fish and Boat Commission and the Pennsylvania Department of Environmental Protection concerning enforcement over a produced water release in Pennsylvania in 2015. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of these matters will result in a fine or penalty in excess of $100,000.
Kerr-McGee Oil and Gas Onshore, LP, a wholly owned subsidiary of the Company, is currently in negotiations with the State of Colorado’s Department of Public Health and Environment with respect to alleged noncompliance with the Colorado Air Quality Control Commission’s Regulations. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
See Note 16—Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, which is incorporated herein by reference, for a discussion of material legal proceedings to which the Company is a party.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION, HOLDERS, AND DIVIDENDS

At January 31, 2017, there were approximately 10,280 holders of record of Anadarko common stock. The common stock of Anadarko is traded on the New York Stock Exchange. The following shows information regarding the market price of, and dividends declared and paid on, the Company’s common stock by quarter for 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Market Price
High	$50.39	$57.00	$63.84	$73.33
Low	$28.16	$43.52	$50.23	$58.59
Dividends	$0.05	$0.05	$0.05	$0.05
2015
Market Price
High	$90.10	$95.94	$78.70	$73.87
Low	$73.82	$77.75	$58.10	$44.50
Dividends	$0.27	$0.27	$0.27	$0.27

The amount of future common stock dividends will depend on earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with its financial covenants, and other factors and will be determined by the Board of Directors on a quarterly basis. For additional information, see Liquidity and Capital Resources—Financing Activities—Common Stock Dividends and Distributions to Noncontrolling Interest Owners under Item 7 of this Form 10-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following sets forth information with respect to the equity compensation plans available to directors, officers, and employees of the Company at December 31, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	6,620,252	$76.10	33,927,750
Equity compensation plans not approved by security holders	—	—	—
Total	6,620,252	$76.10	33,927,750

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PERSONS

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the fourth quarter of 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1-31, 2016	29,815	$61.63	—
November 1-30, 2016	46,041	$59.09	—
December 1-31, 2016	13,067	$69.44	—
Total	88,923	$61.46	—	$—
 _______________________________________________________________________________

(1)
During the fourth quarter of 2016, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

For additional information, see Note 21—Share-Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

The following graph compares the cumulative five-year total return to stockholders of Anadarko’s common stock relative to the cumulative total returns of the S&P 500 index and two peer groups. The 11 companies included in the 2016 peer group are Apache Corporation; Chesapeake Energy Corporation; Chevron Corporation; ConocoPhillips; Devon Energy Corporation; EOG Resources, Inc.; Hess Corporation; Marathon Oil Corporation; Noble Energy, Inc.; Occidental Petroleum Corporation; and Pioneer Natural Resources Company. The 11 companies included in the 2015 peer group are Apache Corporation; Chevron Corporation; ConocoPhillips; Devon Energy Corporation; EOG Resources, Inc.; Hess Corporation; Marathon Oil Corporation; Murphy Oil Corporation; Noble Energy, Inc.; Occidental Petroleum Corporation; and Pioneer Natural Resources Company. Murphy Oil Corporation was removed from the peer group due to it being low in relative size after spinning off its retail marketing business and was replaced with Chesapeake Energy Corporation.

Comparison of 5-Year Cumulative Total Return Among
Anadarko Petroleum Corporation, the S&P 500 Index,
the 2016 Peer Group, and the 2015 Peer Group

Copyright© 2017 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock, in the S&P 500 Index, and in the 2016 and 2015 Peer Groups on December 31, 2011, and its relative performance is tracked through December 31, 2016.

Fiscal Year Ended December 31	2011	2012	2013	2014	2015	2016
Anadarko Petroleum Corporation	$100.00	$97.84	$105.07	$110.47	$66.07	$95.18
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
2016 Peer Group	100.00	101.98	128.16	118.26	90.77	118.40
2015 Peer Group	100.00	101.04	127.81	117.70	89.44	116.70

Item 6.  Selected Financial Data

	Summary Financial Information (1)
millions except per-share amounts	2016	2015	2014	2013	2012
Sales Revenues	$8,447	$9,486	$16,375	$14,867	$13,307
Gains (Losses) on Divestitures and Other, net	(578)	(788)	2,095	(286)	104
Total Revenues and Other	7,869	8,698	18,470	14,581	13,411
Other Operating (Income) Expense
Algeria Exceptional Profits Tax Settlement	—	—	—	33	(1,797)
Operating Income (Loss)	(2,599)	(8,809)	5,403	3,333	3,727
Tronox-related Contingent Loss	—	5	4,360	850	(250)
Income (Loss)	(2,808)	(6,812)	(1,563)	941	2,445
Net Income (Loss) Attributable to Common Stockholders	(3,071)	(6,692)	(1,750)	801	2,391
Per Common Share (amounts attributable to common stockholders)
Net Income (Loss)—Basic	$(5.90)	$(13.18)	$(3.47)	$1.58	$4.76
Net Income (Loss)—Diluted	$(5.90)	$(13.18)	$(3.47)	$1.58	$4.74
Dividends	$0.20	$1.08	$0.99	$0.54	$0.36
Average Number of Common Shares Outstanding—Basic	522	508	506	502	500
Average Number of Common Shares Outstanding—Diluted	522	508	506	505	502
Cash Provided by (Used in) Operating Activities	3,000	(1,877)	8,466	8,888	8,339
Capital Expenditures	$3,314	$5,888	$9,256	$8,523	$7,311
Short-term Debt (4)	$42	$32	$—	$500	$—
Long-term Debt (2) (4)	15,281	15,636	15,004	12,984	13,180
Total Debt (4)	$15,323	$15,668	$15,004	$13,484	$13,180
Total Stockholders’ Equity	12,212	12,819	19,725	21,857	20,629
Total Assets	$45,564	$46,414	$60,967	$55,421	$52,261
Annual Sales Volumes
Oil (MMBbls)	116	116	106	91	86
Natural Gas (Bcf)	766	852	945	968	913
Natural Gas Liquids (MMBbls)	46	47	44	33	30
Total (MMBOE) (3)	290	305	308	285	268
Average Daily Sales Volumes
Oil (MBbls/d)	316	317	292	248	233
Natural Gas (MMcf/d)	2,093	2,334	2,589	2,652	2,495
Natural Gas Liquids (MBbls/d)	128	130	119	91	83
Total (MBOE/d)	793	836	843	781	732
Proved Reserves
Oil Reserves (MMBbls)	702	713	929	851	767
Natural-gas Reserves (Tcf)	4.4	6.0	8.7	9.2	8.3
Natural-gas Liquids Reserves (MMBbls)	283	340	479	407	405
Total Proved Reserves (MMBOE)	1,722	2,057	2,858	2,792	2,560
Number of Employees	4,500	5,800	6,100	5,700	5,200

(1)	Consolidated for Anadarko and its subsidiaries. Certain amounts for prior years have been reclassified to conform to the current presentation.

(2)
Includes WGP debt of $28 million at December 31, 2016. Includes WES debt of $3.1 billion at December 31, 2016, $2.7 billion at December 31, 2015, $2.4 billion at December 31, 2014, $1.4 billion at December 31, 2013, and $1.2 billion at December 31, 2012.

(3)	Natural gas is converted to equivalent barrels at the rate of 6,000 cubic feet of gas per barrel.

(4)
As a result of adopting ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, the Company reduced other current assets and short-term debt by $1 million and reduced other assets and long-term debt by $82 million in 2015, $88 million in 2014, $81 million in 2013, and $89 million in 2012. See Note 1 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-K in Item 8, and the information set forth in Risk Factors under Item 1A.

MANAGEMENT OVERVIEW

In 2016, Anadarko optimized and further concentrated its portfolio on higher-return, oil-levered opportunities in areas where it possesses both scale and competitive advantages, namely the Delaware and DJ basins in the U.S. onshore and deepwater Gulf of Mexico. As part of this effort, the Company closed or announced divestitures of numerous non-core U.S. onshore assets primarily located in South Texas, West Texas, East Texas/Louisiana, Wyoming, Kansas, and Pennsylvania while completing the GOM Acquisition. The GOM Acquisition expanded Anadarko’s operated infrastructure and substantial tie-back inventory, more than doubled the Company’s ownership interest in the Lucius development to approximately 49%, and doubled its net production from the Gulf of Mexico to more than 160 MBOE/d, more than 80% of which is comprised of oil. The acquired assets are expected to generate substantial cash flow over the next five years at current strip prices, allowing the Company to increase investment and growth in the Delaware and DJ basins. The Company expects to end the first quarter of 2017 with 14 operated drilling rigs in the Delaware basin and 6 operated drilling rigs in the DJ basin, which compares to 7 operated drilling rigs in the Delaware basin and 1 operated drilling rig in the DJ basin at the end of the third quarter of 2016. Recent successful exploration activity with the Warrior discovery and Phobos appraisal wells, which each provide tie-back opportunities, further demonstrate the value of the Company’s operated infrastructure and its hub-and-spoke capabilities in the deepwater Gulf of Mexico.
As with any oil and natural-gas exploration and production company, Anadarko’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly influenced by commodity prices, which affect the value the Company receives from its sales of oil, natural gas, and NGLs. Supply and demand have been slow to return to a sustained equilibrium following the decline in commodity prices in 2015 and 2016, although the November 2016 OPEC decision to cut production is expected to help accelerate the drawdown of global oil inventories. Recognizing the lower commodity-price environment, Anadarko enhanced its liquidity position by retiring and/or redeeming near-term debt maturities, primarily with proceeds from debt issued in the first quarter of 2016; executing the aforementioned monetization program; reducing capital expenditures by approximately 50% (excluding WES) relative to the prior year; enhancing operational efficiencies; and improving its cost structure through a dividend decrease and workforce reduction program. Anadarko believes that the actions taken in 2016 have positioned it well with the necessary financial flexibility to fund the Company’s current and long-term operations.

Significant 2016 operating and financial activities include the following:
Total Company

•	The Company’s oil sales volumes were flat year over year, while the Company’s 2016 capital budget (excluding WES) was reduced by nearly 50%.

•	The Company’s overall sales-volume product mix increased to 56% liquids in 2016 compared to 53% in 2015.

•	The Company improved its cost structure by approximately $800 million annually after 2016 through a dividend decrease and a workforce reduction program.

•
The Company closed approximately $4 billion of monetizations in 2016, including asset divestitures in the U.S. onshore, the sale of Anadarko’s interest in Springfield Pipeline LLC to WES, the sale of a portion of the Company’s common units in WGP to the public, and the Company’s conveyance of a limited-term nonparticipating royalty interest in certain of its coal and trona leases to a third party.

U.S. Onshore

•
In December 2016, the Company entered into an agreement to sell its Marcellus oil and gas assets and certain related midstream assets for approximately $1.2 billion. In January 2017, the Company entered into an agreement to sell its Eagleford oil and gas assets for approximately $2.3 billion. These transactions are expected to close in the first quarter of 2017.

•	Total sales volumes in the DJ basin averaged 244 MBOE/d, representing a 9% or 20 MBOE/d increase from 2015.

•
Total sales volumes in the Delaware basin averaged 45 MBOE/d, representing a 41% or 13 MBOE/d increase from 2015. Oil sales volumes in the Delaware basin increased 8 MBbls/d, representing a 50% increase from 2015.

•
The Company increased rig activity in the Delaware and DJ basins during the year, ending 2016 with nine operated rigs in the Delaware basin and five operated rigs in the DJ basin, compared to six rigs in the Delaware basin and two in the DJ basin in the first quarter of 2016.

Gulf of Mexico

•
In December 2016, the Company acquired oil and gas assets in the Gulf of Mexico for $1.8 billion net of purchase-price adjustments, expanding its operated infrastructure and substantial tie-back inventory.

•
Oil sales volumes averaged 65 MBbls/d, representing a 23% increase from 2015, primarily due to new wells coming online in 2016 at Caesar/Tonga and K2, first oil from Heidelberg, and an increased flow rate at Lucius.

International

•	The TEN development project (19% nonoperated participating interest) in Ghana achieved first oil in the third quarter of 2016.

•
In 2016, the operator at the Jubilee field in Ghana announced that damage to the FPSO turret bearing had occurred. As a result, new production and offtake procedures were implemented and the partners agreed to a long-term solution to convert the FPSO to a permanently-moored facility. Interim mooring of the vessel commenced in the fourth quarter of 2016 and is expected to be completed during the first quarter of 2017. Final decisions and approvals will be sought for the long-term turret system solution in the first half of 2017. It is anticipated that a facility shutdown of up to 12 weeks may be required in the second half of 2017. The partnership is actively seeking optimization solutions to minimize the duration of any shutdown period.

•
The Company’s Algeria operations achieved the highest production rates since 2009 due to the completion of the increased water-handling project at the Ourhoud facility and obtaining approval of a new reservoir development plan for the El Merk fields allowing for higher plateau rates.

•	During the fourth quarter of 2016, the Development Plan for the initial two-train onshore LNG project in Mozambique was submitted to the Government of Mozambique.

Financial

•	The Company generated $3.0 billion of cash flow from operations and ended 2016 with $3.2 billion of cash.

•
During the second quarter of 2016, the Company used proceeds from a March 2016 public offering of Senior Notes totaling $3.0 billion due 2021, 2026, and 2046 to redeem its $1.750 billion Senior Notes due 2016 and to purchase and retire $1.25 billion of its Senior Notes due 2017. In the fourth quarter of 2016, Anadarko redeemed its remaining $750 million Senior Notes due 2017.

•
During the third quarter of 2016, the Company completed a public offering of 40.5 million shares of its common stock for net proceeds of $2.16 billion. Net proceeds were primarily used to fund the GOM Acquisition.

FINANCIAL RESULTS

millions except per-share amounts	2016	2015	2014
Oil, natural-gas, and NGLs sales	$7,153	$8,260	$15,169
Gathering, processing, and marketing sales	1,294	1,226	1,206
Gains (losses) on divestitures and other, net	(578)	(788)	2,095
Revenues and other	$7,869	$8,698	$18,470
Costs and expenses	10,468	17,507	13,067
Other (income) expense	1,230	880	5,349
Income tax expense (benefit)	(1,021)	(2,877)	1,617
Net income (loss) attributable to common stockholders	$(3,071)	$(6,692)	$(1,750)
Net income (loss) per common share attributable to common stockholders—diluted	$(5.90)	$(13.18)	$(3.47)
Average number of common shares outstanding—diluted	522	508	506

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the year ended December 31, 2016,” refer to the comparison of the year ended December 31, 2016, to the year ended December 31, 2015. Similarly, any increases or decreases “for the year ended December 31, 2015,” refer to the comparison of the year ended December 31, 2015, to the year ended December 31, 2014.

Revenues and Sales Volumes

millions	Oil	Natural Gas	NGLs	Total
2015 sales revenues	$5,420	$2,007	$833	$8,260
Changes associated with prices	(745)	(241)	95	(891)
Changes associated with sales volumes	(7)	(202)	(7)	(216)
2016 sales revenues	$4,668	$1,564	$921	$7,153
Increase/(decrease) vs. 2015	(14)%	(22)%	11%	(13)%

2014 sales revenues	$9,748	$3,849	$1,572	$15,169
Changes associated with prices	(5,189)	(1,462)	(871)	(7,522)
Changes associated with sales volumes	861	(380)	132	613
2015 sales revenues	$5,420	$2,007	$833	$8,260
Increase/(decrease) vs. 2014	(44)%	(48)%	(47)%	(46)%

The above table illustrates the effects of the lower commodity-price environment in 2015 and 2016 as decreases in commodity prices were the main driver of the Company’s sales revenue decreases year over year.
Over the past few years, the Company’s investment focus has shifted towards high-margin oil assets and the Company has divested several non-core assets resulting in decreased natural-gas volumes in 2015 and 2016.

The following provides Anadarko’s sales volumes for the years ended December 31:

	2016	Inc (Dec) vs. 2015	2015	Inc (Dec) vs. 2014	2014
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	257	(5)%	272	(1)%	275
International	33	(1)	33	(1)	33
Total barrels of oil equivalent	290	(5)	305	(1)	308

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	704	(5)%	745	(1)%	751
International	89	(1)	91	(1)	92
Total barrels of oil equivalent per day	793	(5)	836	(1)	843

Sales volumes represent production volumes adjusted for changes in commodity inventories and natural-gas production volumes provided to satisfy a commitment established in conjunction with the Jubilee development plan in Ghana. Anadarko employs marketing strategies to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. For additional information, see Note 9—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. Production of oil, natural gas, and NGLs is usually not affected by seasonal swings in demand.

Oil Sales Revenues, Average Prices, and Volumes

	2016	Inc (Dec) vs. 2015	2015	Inc (Dec) vs. 2014	2014
Oil sales revenues (millions)	$4,668	(14)%	$5,420	(44)%	$9,748

United States
Sales volumes—MMBbls	85	1%	85	14%	74
MBbls/d	233	1	232	14	203
Price per barrel	$39.06	(13)	$45.00	(49)	$87.99

International
Sales volumes—MMBbls	31	(2)%	31	(4)%	32
MBbls/d	83	(2)	85	(4)	89
Price per barrel	$43.93	(15)	$51.68	(48)	$99.79

Total
Sales volumes—MMBbls	116	—%	116	9%	106
MBbls/d	316	—	317	9	292
Price per barrel	$40.34	(14)	$46.79	(49)	$91.58

The following summarizes primary drivers for the change in oil sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
2016 vs. 2015	$(752)	$(745)	$(7)
2015 vs. 2014	(4,328)	(5,189)	861

Oil Prices

The average oil price Anadarko received decreased from late 2014 through late 2016 primarily due to continued high global petroleum inventories and strong supply growth from OPEC. Oil prices began to improve in late 2016 following OPEC’s decision to curb production for the first six months of 2017.

Oil Sales Volumes

2016 vs. 2015 The Company’s oil sales volumes remained relatively flat.
U.S. Onshore

•	Sales volumes for the Delaware basin increased by 8 MBbls/d primarily due to continued field development.

•	Sales volumes for the DJ basin decreased by 6 MBbls/d primarily due to reduced capital activity.

•	Sales volumes decreased by 7 MBbls/d primarily due to the sale of certain EOR assets in 2015 and the sale of certain Wyoming and East Texas/Louisiana assets in 2016.

Gulf of Mexico

•
Sales volumes increased by 12 MBbls/d, primarily due to new wells coming online at K2 and Caesar/Tonga in the first half of 2016, an increased flow rate at Lucius, and the achievement of first oil at Heidelberg in January 2016.

International

•
Sales volumes for Ghana decreased by 7 MBbls/d primarily due to downtime during 2016 to address new production and offtake procedures resulting from issues associated with the Jubilee field FPSO turret bearing. Shuttle tankers are conducting offtakes until the facility is permanently moored. The decrease in volumes at Jubilee were partially offset by TEN coming online late in the third quarter.

2015 vs. 2014 The Company’s oil sales volumes increased by 25 MBbls/d primarily due to the following:
U.S. Onshore

•	Sales volumes for the DJ basin increased by 21 MBbls/d primarily due to continued horizontal drilling activity.

•	Sales volumes for the Delaware basin increased by 3 MBbls/d primarily due to wells brought online as a result of additional infrastructure and continued drilling.

•	Sales volumes decreased by 10 MBbls/d primarily due to the sale of certain EOR assets in 2015.

Gulf of Mexico

•	Sales volumes for Lucius increased by 14 MBbls/d primarily due to the achievement of first oil in the first quarter of 2015.

Natural-Gas Sales Revenues, Volumes, and Average Prices

	2016	Inc (Dec) vs. 2015	2015	Inc (Dec) vs. 2014	2014
Natural-gas sales revenues (millions)	$1,564	(22)%	$2,007	(48)%	$3,849

United States
Sales volumes—Bcf	766	(10)%	852	(10)%	945
MMcf/d	2,093	(10)	2,334	(10)	2,589
Price per Mcf	$2.04	(14)	$2.36	(42)	$4.07

The following summarizes primary drivers for the change in natural-gas sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
2016 vs 2015	$(443)	$(241)	$(202)
2015 vs 2014	(1,842)	(1,462)	(380)

Natural-Gas Prices

The average natural-gas price Anadarko received decreased from 2014 through 2016 primarily due to strong year over year production growth in the northeast United States coupled with lower weather-driven residential and commercial demand in 2015, which led to high gas storage levels in 2016. High storage levels persisted through the majority of 2016.

Natural-Gas Sales Volumes

2016 vs. 2015 The Company’s natural-gas sales volumes decreased by 241 MMcf/d primarily due to the following:
U.S. Onshore

•	Sales volumes for the DJ basin increased by 98 MMcf/d primarily due to improved performance.

•	Sales volumes for the Delaware basin increased by 18 MMcf/d primarily due to continued field development.

•
Sales volumes decreased by 290 MMcf/d primarily due to the sale of certain coalbed methane properties and certain U.S. onshore properties and related midstream assets in East Texas in 2015 and the sale of certain Wyoming and East Texas/Louisiana assets in 2016.

Gulf of Mexico

•	Sales volumes decreased by 61 MMcf/d primarily as a result of the last producing well at Independence Hub going off line in December 2015.

2015 vs. 2014  The Company’s natural-gas sales volumes decreased by 255 MMcf/d primarily due to the following:
U.S. Onshore

•	Sales volumes for Marcellus shale decreased by 118 MMcf/d primarily due to production modulation and third-party infrastructure downtime.

•	Sales volumes for Greater Natural Buttes decreased by 89 MMcf/d primarily due to production modulation.

•	Sales volumes for the DJ basin increased by 144 MMcf/d primarily due to continued horizontal drilling activity.

•
Sales volumes decreased by 137 MMcf/d primarily due to the sale of certain U.S. onshore properties and related midstream assets in East Texas and the sale of certain coalbed methane properties in 2015.

Gulf of Mexico

•	Sales volumes decreased by 60 MMcf/d primarily due to natural production decline at Independence Hub.

Natural-Gas Liquids Sales Revenues, Volumes, and Average Prices

	2016	Inc (Dec) vs. 2015	2015	Inc (Dec) vs. 2014	2014
Natural-gas liquids sales revenues (millions)	$921	11%	$833	(47)%	$1,572

United States
Sales volumes—MMBbls	44	(1)%	45	6%	43
MBbls/d	122	(1)	124	6	116
Price per barrel	$19.32	13	$17.03	(52)	$35.48

International
Sales volumes—MMBbls	2	10%	2	91%	1
MBbls/d	6	10	6	91	3
Price per barrel	$25.63	(14)	$29.85	(47)	$56.16

Total
Sales volumes—MMBbls	46	(1)%	47	8%	44
MBbls/d	128	(1)	130	8	119
Price per barrel	$19.64	12	$17.61	(51)	$36.01

The following summarizes primary drivers for the change in NGLs sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
2016 vs. 2015	$88	$95	$(7)
2015 vs. 2014	(739)	(871)	132

NGLs Prices

The average NGLs price Anadarko received decreased from 2014 to 2015, primarily due to the related decline in oil prices over the same period. Prices began recovering in 2016 due to overall higher demand, resulting in an increase in NGLs prices in 2016.

NGLs Sales Volumes

NGLs sales represent revenues from the sale of products derived from the processing of Anadarko’s natural-gas production. The Company’s NGLs sales volumes remained relatively flat from 2014 through 2016.

Gathering, Processing, and Marketing

millions except percentages	2016	Inc (Dec) vs. 2015	2015	Inc (Dec) vs. 2014	2014
Gathering, processing, and marketing sales	$1,294	6%	$1,226	2%	$1,206
Gathering, processing, and marketing expense	1,087	3	1,054	2	1,030
Total gathering, processing, and marketing, net	$207	20	$172	(2)	$176

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

2016 vs. 2015  Gathering, processing, and marketing, net increased by $35 million. This increase primarily related to higher gas and NGLs throughput volumes at the DJ basin and DBM complex.

2015 vs. 2014  Gathering, processing, and marketing, net remained relatively flat.

Gains (Losses) on Divestitures and Other, net

millions except percentages	2016	Inc (Dec) vs. 2015	2015	Inc (Dec) vs. 2014	2014
Gains (losses) on divestitures, net	$(757)	26%	$(1,022)	(154)%	$1,891
Other	179	(24)	234	15	204
Total gains (losses) on divestitures and other, net	$(578)	27	$(788)	(138)	$2,095

Gains (losses) on divestitures and other, net includes gains (losses) on divestitures and other operating revenues, including hard-minerals royalties, earnings from equity investments, and other revenues.
During 2016 and 2015, Anadarko divested of certain non-core U.S. onshore assets and recognized net losses of $757 million in 2016 and $1.0 billion in 2015.
In 2014, the Company recognized net gains of $1.9 billion primarily associated with the divestitures of a 10% working interest in Offshore Area 1 in Mozambique and the Company’s Chinese subsidiary.
See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Costs and Expenses

The following provides Anadarko’s total costs and expenses for the years ended December 31:

millions	2016	2015	2014
Oil and gas operating	$811	$1,014	$1,171
Oil and gas transportation	1,002	1,117	1,116
Exploration	946	2,644	1,639
Gathering, processing, and marketing	1,087	1,054	1,030
General and administrative	1,440	1,176	1,316
DD&A	4,301	4,603	4,550
Production, property, and other taxes	536	553	1,244
Impairments	227	5,075	836
Other operating expense	118	271	165
Total	$10,468	$17,507	$13,067

Oil and Gas Operating and Transportation Expenses

	2016	Inc (Dec) vs. 2015	2015	Inc (Dec) vs. 2014	2014
Oil and gas operating (millions)	$811	(20)%	$1,014	(13)%	$1,171
Oil and gas operating—per BOE	2.79	(16)	3.32	(13)	3.81
Oil and gas transportation (millions)	1,002	(10)	1,117	—	1,116
Oil and gas transportation—per BOE	3.46	(5)	3.66	1	3.63

Oil and Gas Operating Expenses
2016 vs. 2015  Oil and gas operating expenses decreased by $203 million primarily due to the following:

•	lower expenses of $112 million as a result of divestitures

•	lower workover costs of $28 million in the Gulf of Mexico and the U.S. onshore

•	lower surface maintenance costs of $16 million in the U.S. onshore and the Gulf of Mexico
The related costs per BOE decreased by $0.53 primarily due to continued cost reduction initiatives and efficiencies across the Company’s U.S. operating areas.

2015 vs. 2014  Oil and gas operating expenses decreased by $157 million primarily due to the following:

•	lower expenses of $73 million as a result of divestitures

•	lower workover costs of $49 million as a result of reduced activity primarily in the U.S. onshore

•	lower surface maintenance expenses of $21 million primarily in the U.S. onshore
The related costs per BOE decreased by $0.49 due to cost reduction initiatives and efficiencies across the Company’s U.S. operating areas.

Oil and Gas Transportation Expenses
2016 vs. 2015  Oil and gas transportation expenses decreased by $115 million due to overall lower gas sales volumes. Oil and gas transportation expenses per BOE decreased by $0.20 primarily due to lower costs as a result of lower gas sales volumes.

2015 vs. 2014  Oil and gas transportation expenses and expenses per BOE were relatively flat.

Exploration Expense

millions	2016	2015	2014
Dry hole expense	$397	$1,052	$762
Impairments of unproved properties	216	1,215	483
Geological and geophysical expense	121	168	168
Exploration overhead and other	212	209	226
Total exploration expense	$946	$2,644	$1,639

Dry Hole Expense
2016

•
The Company expensed suspended exploratory well costs of $231 million related to certain wells in the Gulf of Mexico and $92 million related to certain wells in Mozambique. See Note 6—Suspended Exploratory Well Costs in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

•	The Company expensed $39 million for a well in Côte d’Ivoire that finished drilling in the third quarter of 2016 and encountered noncommercial quantities of hydrocarbons.

•	Anadarko expensed $35 million due to unsuccessful drilling activities primarily associated with Gulf of Mexico and U.S. onshore properties.

2015

•
The Company expensed suspended exploratory well costs of $746 million in 2015, primarily related to Brazil where the Company does not expect to have substantive exploration and development activities for the foreseeable future given the current oil-price environment and other considerations.

•	The Company expensed $306 million due to unsuccessful drilling activities in 2015 primarily in Colombia and the Gulf of Mexico.

2014

•	Anadarko expensed $762 million due to unsuccessful drilling activities in 2014 associated with wells in the Gulf of Mexico, U.S. onshore, and Mozambique.

Impairments of Unproved Properties
2016

•
The Company recognized a $72 million impairment of unproved properties in the Gulf of Mexico and $92 million for unproved international properties primarily in Brazil and Tunisia due to the Company’s current intentions to not pursue future exploration activities.

2015

•
The Company recognized a $935 million impairment of unproved Greater Natural Buttes properties and a $66 million impairment of an unproved Gulf of Mexico property as a result of lower commodity prices.

•	The Company recognized a $109 million impairment of unproved Utica properties resulting from an assignment of mineral interests in settlement of a legal matter.

2014

•	The Company recognized impairments of $302 million primarily related to lower oil prices, a reduction of reserves, and the expiration of certain leases in the Gulf of Mexico.

•	The Company recognized impairments of $50 million due to the decision not to pursue further drilling in Sierra Leone.

•	The Company recognized impairments of $38 million in 2014 as a result of changes in the Company’s drilling plans for certain U.S. onshore oil and gas properties.

General and Administrative Expenses

millions except percentages	2016	Inc (Dec) vs. 2015	2015	Inc (Dec) vs. 2014	2014
General and administrative	$1,440	22%	$1,176	(11)%	$1,316

2016 vs. 2015  G&A for the year ended December 31, 2016, included $389 million of charges associated with a workforce reduction program initiated in March 2016. Excluding the workforce reduction expenses, G&A decreased by $125 million primarily due to lower employee-related expenses resulting from the workforce reduction. See Note 17—Restructuring Charges in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

2015 vs. 2014  G&A expense decreased by $140 million primarily due to lower bonus plan expense and lower legal fees, partially offset by increased benefit plan expense.

Depreciation, Depletion, and Amortization

millions except percentages	2016	Inc (Dec) vs. 2015	2015	Inc (Dec) vs. 2014	2014
DD&A	$4,301	(7)%	$4,603	1%	$4,550

2016 vs. 2015  DD&A expense decreased by $302 million, primarily due to the following:

•	lower carrying value for U.S. onshore and midstream properties as a result of 2015 asset impairments and divestitures in 2015 and 2016

•	lower 2016 sales volumes associated with U.S. onshore properties

2015 vs. 2014  DD&A expense remained relatively flat.

Impairments

The Company recognized the following impairments for the years ended December 31:

millions	2016	2015	2014
Oil and gas exploration and production
U.S. onshore properties	$28	$3,684	$545
Gulf of Mexico properties	27	349	276
Cost-method investment	59	3	3
Midstream	73	1,039	12
Other	40	—	—
Total impairments (1)	$227	$5,075	$836
__________________________________________________________________

(1)	In 2015, $3.0 billion of oil and gas exploration and production impairments and $482 million of midstream asset impairments related to Greater Natural Buttes.

Potential for Future Impairments At December 31, 2016, the Company’s estimates of undiscounted future cash flows attributable to a certain international asset group with a net book value of approximately $1.3 billion indicated that the carrying amount was expected to be recovered; however, this asset group may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that a 10% decline in oil prices (with all other assumptions unchanged) could result in a non-cash impairment in excess of $550 million for the asset group. It is also reasonably possible that significant declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in other additional impairments.

See Note 5—Impairments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information on impairments and Risk Factors under Item 1A of this Form 10-K for further discussion on the risks associated with oil, natural-gas, and NGLs prices.

Other (Income) Expense

The following provides Anadarko’s other (income) expense for the years ended December 31:

millions	2016	2015	2014
Interest expense	$890	$825	$772
Loss on early extinguishment of debt (1)	155	—	—
(Gains) losses on derivatives, net (2)	286	(99)	197
Other (income) expense, net	(101)	149	20
Tronox-related contingent loss (3)	—	5	4,360
Total	$1,230	$880	$5,349
__________________________________________________________________

(1)	See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for information on early extinguishment of debt.

(2)	See Note 9—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)	See Note 16—Contingencies —Tronox Litigation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Interest Expense

millions	2016	2015	2014
Current debt, long-term debt, and other	$1,022	$989	$973
Capitalized interest	(132)	(164)	(201)
Total interest expense	$890	$825	$772

2016 vs. 2015  Interest expense increased by $65 million.

•
Interest expense on debt and other increased by $33 million primarily related to WES debt issuances in 2015 and 2016 and interest expense related to the Ghana TEN capital lease commencement in the third quarter of 2016.

•
Capitalized interest decreased by $32 million primarily due to lower construction-in-progress balances for long-term capital projects in Brazil and the completion of the Heidelberg development, partially offset by higher construction in progress balances related to projects in Mozambique, Côte d’Ivoire, and Colombia.

2015 vs. 2014  Interest expense increased by $53 million.

•	Interest expense on debt and other increased by $16 million primarily due to higher debt outstanding during 2015, partially offset by decreased debt amortization costs for the $5.0 Billion Facility.

•
Capitalized interest decreased by $37 million primarily due to the completion of the Lucius development and lower construction-in-progress balances for long-term capital projects in Brazil, partially offset by higher construction-in-progress balances for long-term capital projects primarily in Ghana.

Income Tax Expense (Benefit)

millions except percentages	2016	2015	2014
Income tax expense (benefit)	$(1,021)	$(2,877)	$1,617
Income (loss) before income taxes	(3,829)	(9,689)	54
Effective tax rate	27%	30%	2,994%

The Company’s effective tax rate is impacted each year by the relative pre-tax income earned by the Company’s operations in the U.S., Algeria, and the rest of the world. Additionally, state income taxes (net of federal income tax benefit), non-deductible Algerian exceptional profits tax for Algerian income tax purposes, net changes in uncertain tax positions, and dispositions of non-deductible goodwill typically impact the Company’s effective tax rate. The 2014 effective tax rate of 2,994% was primarily attributable to net changes in uncertain tax positions related to the settlement agreement associated with the Tronox Adversary Proceeding. The Company’s effective tax rate decreased from 30% in 2015 to 27% in 2016 primarily due to the reversal of non-deductible goodwill due to asset divestitures in 2016.
The Company generated a net operating loss in 2016 and will file a carryback claim for a tax refund of approximately $154 million in 2017.
For additional information on income taxes, see Note 12—Income Taxes in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

millions	2016	2015	2014
Net cash provided by (used in) operating activities	$3,000	$(1,877)	$8,466
Net cash provided by (used in) investing activities	(2,762)	(4,771)	(6,472)
Net cash provided by (used in) financing activities	2,008	220	1,675

Overview  As of December 31, 2016, Anadarko had $3.2 billion of cash plus $5.0 billion of borrowing capacity under its revolving credit facilities. Substantially all of Anadarko’s cash balances at December 31, 2016, were domiciled in the United States and were available to support its worldwide operations. In addition, future excess cash flows generated from the Company’s international assets are available to support both its U.S. operations and corporate needs without incurring incremental U.S. income tax. Anadarko believes that its cash, anticipated operating cash flows, and proceeds from announced asset monetizations will be sufficient to fund the Company’s projected 2017 operational and capital programs, providing the flexibility to accelerate activity in the Delaware and DJ basins, and potential bolt-on acquisitions in these core areas. The Company continuously monitors its liquidity position and evaluates available funding alternatives in light of current and expected conditions. The Company has a variety of funding sources available, including cash, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements that reduce future capital expenditures, and the Company’s credit facilities. In addition, an effective registration statement is available to Anadarko covering the sale of WGP common units owned by the Company.

Effects of Moody’s Credit Rating Downgrade  As of December 31, 2016, our long-term debt was rated “BBB” with a stable outlook by S&P and Fitch. Our long-term debt was rated “Ba1” with a stable outlook by Moody’s, which is below investment grade.
As a result of Moody’s below-investment-grade rating of our long-term debt in February 2016, the Company’s credit thresholds with certain derivative counterparties were reduced and in some cases eliminated, which required the Company to increase the amount of collateral posted with derivative counterparties when the Company’s net trading position is a liability in excess of the contractual threshold. During the third quarter of 2016, Anadarko negotiated the increase of a credit threshold for an interest-rate derivative. As a result of the increased credit threshold, $200 million of collateral was returned to the Company. No counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.4 billion (net of $117 million of collateral) at December 31, 2016, and $1.3 billion (net of $58 million of collateral) at December 31, 2015.
Furthermore, as a result of Moody’s rating, Anadarko is more likely to be required to post collateral in the form of letters of credit or cash as financial assurance of its performance under certain contractual arrangements such as pipeline transportation contracts and oil and gas sales contracts. The amount of letters of credit or cash provided as assurance of the Company’s performance under these types of contractual arrangements with respect to credit-risk-related contingent features was $274 million at December 31, 2016, and zero at December 31, 2015.
Additionally, in February 2016, Moody’s downgraded Anadarko’s commercial paper program credit rating, which eliminated the Company’s access to the commercial paper market. The Company has not issued commercial paper notes since the downgrade but instead has used the 364-Day Facility for short-term working capital requirements, as needed.

Operating Activities

One of the primary sources of variability in the Company’s cash flows from operating activities is the fluctuation in commodity prices, the impact of which Anadarko partially mitigates by entering into commodity derivatives. Sales volume changes also impact cash flow but historically have not been as volatile as commodity prices. Anadarko’s cash flows from operating activities are also impacted by the costs related to operations and interest payments related to the Company’s outstanding debt.
Cash provided by operating activities was $3.0 billion in 2016, $4.9 billion higher compared to 2015. This increase was a result of the $5.2 billion Tronox settlement payment in 2015 and an $881 million tax refund received in 2016 related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback. These increases were partially offset by $247 million related to severance costs and retirement benefits settlements in connection with the workforce reduction program and the $159.5 million payment of the CWA penalty in 2016, with the remaining decrease primarily related to lower sales due to the impact of lower commodity prices.
Cash used in operating activities was $1.9 billion in 2015, $10.4 billion lower compared to 2014. This decrease was a result of the $5.2 billion Tronox settlement payment in 2015, with the remaining decrease primarily related to lower sales due to the impact of lower commodity prices.
See Note 16—Contingencies—Tronox Litigation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Investing Activities

Capital Expenditures  The following presents the Company’s capital expenditures:

millions	2016	2015	2014
Cash Flows from Investing Activities
Additions to properties and equipment (1)	$3,505	$6,067	$9,508
Adjustments for capital expenditures
Changes in capital accruals	(205)	(226)	(237)
Other	14	47	(15)
Total capital expenditures (2)	$3,314	$5,888	$9,256
_______________________________________________________________________________

(1)
Additions to properties and equipment as presented within Anadarko’s cash flows from investing activities include cash payments for cost of properties, equipment, and facilities. The cost of properties includes the initial capitalization of drilling costs associated with all exploratory wells, whether or not they were deemed to have a commercially sufficient quantity of proved reserves.

(2)
Includes WES capital expenditures of $491 million in 2016, $525 million in 2015, and $696 million in 2014. Capital expenditures exclude the FPSO capital lease asset; see Financing Activities—Capital Lease Obligations below.

During 2016, cash from operations and property divestitures were the primary sources for funding capital expenditures. The Company’s capital expenditures decreased by 44% for the year ended December 31, 2016, due to the following:

•	decreased development costs of $2.1 billion primarily in the U.S. onshore

•
decreased exploration costs of $432 million primarily in the U.S. onshore, Colombia, and Mozambique, partially offset by increased exploration costs of $251 million in the Gulf of Mexico and Côte d’Ivoire

•	decreased gathering, processing, and other capital costs of $284 million primarily in the U.S. onshore and Gulf of Mexico

The Company’s capital expenditures decreased by 36% for the year ended December 31, 2015, primarily due to reduced development and exploration activity, which resulted in the following:

•	decreased development costs of $2.1 billion primarily in the U.S. onshore

•	lower exploration costs of $710 million primarily in the U.S. onshore and Gulf of Mexico

•	lower gathering, processing, and other capital costs of $498 million primarily in the U.S. onshore
Carried-Interest Arrangements  In 2014, the Company entered into a carried-interest arrangement that requires a third party to fund $442 million of Anadarko’s capital costs in exchange for a 34% working interest in the Eaglebine development, located in Southeast Texas. The third-party funding is expected to cover Anadarko’s future capital costs in the development through 2020. At December 31, 2016, $151 million of the $442 million carry obligation had been funded.
In 2013, the Company entered into a carried-interest arrangement that requires a third party to fund $860 million of Anadarko’s capital costs in exchange for a 12.75% working interest in the Heidelberg development, located in the Gulf of Mexico. At September 30, 2016, the entire $860 million carry obligation had been funded.

Acquisitions  In December 2016, the Company closed the GOM Acquisition for $1.8 billion. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
In November 2014, WES acquired Nuevo Midstream, LLC (Nuevo), which owns and operates gathering and processing assets located in the Delaware basin in West Texas, for $1.6 billion, including $30 million of cash acquired. Following the acquisition, WES changed the name of Nuevo to DBM.

Divestitures  Anadarko received net proceeds related to property divestiture transactions of $2.4 billion in 2016, $1.4 billion in 2015, and $5.0 billion in 2014. In December 2016, the Company entered into an agreement to sell its Marcellus oil and gas assets and certain related midstream assets for approximately $1.2 billion. These assets were classified as held for sale as of December 31, 2016. In January 2017, the Company entered into an agreement to sell its Eagleford oil and gas assets for approximately $2.3 billion. The Company expects these transactions to close in the first quarter of 2017 generating approximately $3.5 billion in cash proceeds. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Financing Activities

millions except percentages	2016	2015
Anadarko	$12,204	$12,977
WES	3,091	2,691
WGP	28	—
Total debt	$15,323	$15,668
Total equity	15,497	15,457
Debt to total capitalization ratio	49.7%	50.3%

Debt Activity  The following summarizes the Company’s borrowing activity:

millions	2016	2015	2014	Description
Issuances	$800	$—	$—	4.850% Senior Notes due 2021 (1)
	1,100	—	—	5.550% Senior Notes due 2026 (1)
	1,100	—	—	6.600% Senior Notes due 2046 (1)
	500	—	—	WES 4.650% Senior Notes due 2026
	—	500	—	WES 3.950% Senior Notes due 2025
	—	101	—	TEUs - senior amortizing notes
	—	—	625	3.450% Senior Notes due 2024
	—	—	625	4.500% Senior Notes due 2044
	—	—	100	WES 2.600% Senior Notes due 2018
	200	—	400	WES 5.450% Senior Notes due 2044
Borrowings	1,750	1,800	—	364-Day Facility
	—	1,500	—	$5.0 Billion Facility
	600	400	1,160	WES RCF
	28	—	—	WGP RCF
	—	250	—	Commercial paper notes, net (2)
Repayments	(1,750)	—	—	5.950% Senior Notes due 2016
	(2,000)	—	—	6.375% Senior Notes due 2017
	—	—	(500)	7.625% Senior Notes due 2014
	—	—	(275)	5.750% Senior Notes due 2014
	(1,750)	(1,800)	—	364-Day Facility
	—	(1,500)	—	$5.0 Billion Facility
	(900)	(610)	(650)	WES RCF
	(250)	—	—	Commercial paper notes, net
	(34)	(16)	—	TEUs - senior amortizing notes
__________________________________________________________________

(1)	Represent senior notes issued in March 2016.

(2)	Includes repayments of $(106) million related to commercial paper notes with maturities greater than 90 days.

Senior Notes  During the second quarter of 2016, the Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.250 billion of its $2.0 billion 6.375% Senior Notes due September 2017 pursuant to a tender offer and to redeem its $1.750 billion 5.950% Senior Notes due September 2016. In December 2016, the Company redeemed its remaining $750 million 6.375% Senior Notes due September 2017. The Company recognized losses of $155 million for the early retirement and redemption of these senior notes, which included $144 million of premiums paid.
In July 2016, WES completed a public offering of $500 million aggregate principal amount of 4.650% Senior Notes due July 2026. Net proceeds were used to repay a portion of the amount outstanding under the WES RCF. In October 2016, WES completed a public offering of $200 million aggregate principal amount of 5.450% Senior Notes due April 2044. Net proceeds were primarily used to repay amounts outstanding under the WES RCF and the remaining proceeds were used for general partnership purposes, including capital expenditures.

In 2015, net proceeds from the WES 3.950% Senior Notes were used to repay WES RCF borrowings. In 2014, net proceeds from the 3.450% Senior Notes and 4.500% Senior Notes were used for general corporate purposes, and net proceeds from the WES 2.600% Senior Notes and WES 5.450% Senior Notes were used to repay WES RCF borrowings and for general partnership purposes.

Anadarko Revolving Credit Facilities  Anadarko has a $3.0 billion Five-Year Facility that matures in January 2021 and a $2.0 billion 364-Day Facility. In January 2017, the Company extended the maturity date of the 364-Day Facility until January 2018.
During 2016, borrowings under the 364-Day Facility were primarily used for general short-term working capital needs. At December 31, 2016, the Company had no outstanding borrowings under the Five-Year Facility or the 364-Day Facility.

WES and WGP Revolving Credit Facilities  WES has a $1.2 billion RCF, which is expandable to $1.5 billion. During 2016, WES borrowings were primarily used for general partnership purposes, including the funding of a portion of its acquisition of Springfield Pipeline LLC and capital expenditures. In December 2016, WES amended the WES RCF to extend the maturity date to February 2020. At December 31, 2016, WES was in compliance with all covenants contained in its RCF, had no outstanding borrowings under its RCF, had outstanding letters of credit of $5 million, and had available borrowing capacity of $1.195 billion.
In March 2016, WGP entered into a $250 million three-year senior secured revolving credit facility maturing in March 2019 (WGP RCF), which is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. During 2016, WGP borrowings were used to fund the purchase of WES common units. At December 31, 2016, WGP had outstanding borrowings under the WGP RCF of $28 million at an interest rate of 2.77% and had available borrowing capacity of $222 million.
For additional information on the Company’s revolving credit facilities, such as years of maturity, interest rates, and covenants, see Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Commercial Paper Program  The Company has a commercial paper program, which allows a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Company’s Five-Year Facility. As a result of Moody’s downgrade of Anadarko’s commercial paper program credit rating, the Company’s access to the commercial paper market was eliminated. The Company repaid $250 million of commercial paper notes during the first quarter of 2016, and at December 31, 2016, there were no outstanding borrowings under the commercial paper program. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Debt Maturities  At December 31, 2016, Anadarko’s scheduled debt maturities during 2017 consisted of $34 million related to the senior amortizing notes associated with the TEUs. Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value, which will be $883 million at the next put date in October 2017.
For additional information on the Company’s debt instruments and capital lease obligations, such as transactions during the period, years of maturity, and interest rates, see Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Capital Lease Obligations  Construction of the FPSO for the Company’s TEN field operations in Ghana commenced in 2013. The Company recognized an asset and related obligation during the construction period. Upon completion of the construction during the third quarter of 2016, the Company reported the asset and related obligation as a capital lease of $225 million for the Company’s share of the fair value of the FPSO. The Company expects to make the first payment related to the FPSO in the first quarter of 2017. At December 31, 2016, Anadarko’s scheduled payments associated with capital lease obligations were $57 million during 2017. Principal payments related to capital lease obligations are reported in financing activities and interest payments related to capital lease obligations are reported in operating activities on the Company’s Consolidated Statement of Cash Flows. See Note 11—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Equity Transactions  In September 2016, Anadarko completed a public offering of 40.5 million shares of its common stock for net proceeds of $2.16 billion. Net proceeds were primarily used to fund the GOM Acquisition. The remaining net proceeds were used for general corporate purposes.
Anadarko sold 12.5 million of its WGP common units to the public for net proceeds of $476 million in 2016, 2.3 million WGP common units to the public for net proceeds of $130 million in 2015, and approximately 6 million WGP common units to the public for net proceeds of $335 million in 2014. The proceeds for all periods were used for general corporate purposes. At December 31, 2016, Anadarko owned 179 million WGP common units, which represents an 81.6% interest in WGP.
During the second quarter of 2015, Anadarko issued 9.2 million 7.50% TEUs at a stated amount of $50.00 per TEU and raised net proceeds of $445 million. Each TEU is comprised of a prepaid equity purchase contract for WGP common units, subject to Anadarko’s right to elect to issue and deliver shares of Anadarko’s common stock in lieu of WGP common units, and a senior amortizing note due in June 2018. See Note 10—Tangible Equity Units in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.
During 2016, WES issued 14 million Series A Preferred units to private investors for net proceeds of $440 million and an additional 8 million Series A Preferred units to private investors, pursuant to the full exercise of an option granted in connection with the initial issuance, for net proceeds of $247 million.
WES can issue common units to the public under its $500 million continuous offering program, which allows for the issuance of up to an aggregate of $500 million of WES common units. The remaining amount available to be issued under this program was $442 million of WES common units at December 31, 2016. During 2015, WES issued approximately 874 thousand common units to the public and raised net proceeds of $57 million. The proceeds were used for general partnership purposes, including capital expenditures. During 2014, WES issued approximately 10 million common units to the public and raised net proceeds of $691 million. The proceeds were used to partially fund a portion of the DBM acquisition. WES used all the capacity to issue units under its $125 million continuous offering program as of the end of the third quarter of 2014.

Derivative Instruments  Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to interest-rate changes. The fair value of the Company’s current interest-rate swap portfolio is subject to changes in interest rates. Interest-rate swap agreements were settled for total cash payments of $266 million in 2016 and $222 million in 2014. For information on derivative instruments, including cash flow treatment, see Note 9—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and Effects of Moody’s Credit Rating Downgrade above.

Conveyance of Future Hard Minerals Royalty Revenues  During the first quarter of 2016, the Company conveyed a limited-term nonparticipating royalty interest in certain of its coal and trona leases to a third party for $413 million, net of transaction costs. The Company made the first semi-annual payment of $25 million for royalties in 2016. For additional information on the cash flow treatment, expected timing, and scheduled payments of the conveyed royalties, see Note 14—Conveyance of Future Hard Minerals Royalty Revenues in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Common Stock Dividends  Anadarko paid dividends to its common stockholders of $105 million in 2016, $553 million in 2015, and $505 million in 2014. The Company increased the quarterly dividend paid to common stockholders from $0.18 per share during the first quarter of 2014 to $0.27 per share during the second quarter of 2014. In response to the commodity-price environment, the Company decreased the quarterly dividend to $0.05 per share in February 2016. Anadarko has paid a dividend to its common stockholders quarterly since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders is determined by the Board on a quarterly basis and is based on the Company’s earnings, financial conditions, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Distributions to Noncontrolling Interest Owners  Distributions to noncontrolling interest owners primarily relate to the following:

millions	2016	2015	2014
WES distributions to unitholders (excluding Anadarko and WGP) (1)	$258	$231	$175
WES distributions to Series A Preferred unit holders (2)	31	—	—
WGP distributions to unitholders (excluding Anadarko) (3)	59	37	24
__________________________________________________________________

(1)
WES has made quarterly distributions to its unitholders since its IPO in the second quarter of 2008 and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.860 per common unit for the fourth quarter of 2016 (paid in February 2017).

(2)	WES has made distributions of $0.68 per unit, prorated based on issuance date, to its Series A Preferred unitholders quarterly since the unit issuances in March and April 2016.

(3)
WGP has made quarterly distributions to its unitholders since its IPO in December 2012 and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.46250 per unit for the fourth quarter of 2016 (to be paid in February 2017).

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
The Company’s current insurance coverage includes (a) $400 million per occurrence from Oil Insurance Limited (OIL) for physical damage to Anadarko’s properties on a replacement cost basis, blowout/control of well, restoration and redrill, and sudden and accidental pollution; (b) $1.2 billion per occurrence from the commercial markets for the items described in item (a) above, which is in excess of the OIL coverage and which follows the form of OIL coverage with certain exceptions; (c) $400 million from the commercial markets, which scales to Anadarko’s working interest, for third-party liabilities, including sudden and accidental pollution and aviation liability; and (d) $275 million for aircraft liability (in addition to the third-party liability limits described in item (c) above). Anadarko does not carry significant coverage for loss of production income from any of the Company’s facilities or for any losses that result from the effects of a named windstorm.
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

Obligations

The following is a summary of the Company’s obligations at December 31, 2016:

		Obligations by Period
millions	Note Reference (1)	2017	2018-2019	2020-2021	2022 and beyond	Total
Total debt
Principal—total borrowings (2)	Note 11	$34	$1,409	$1,300	$13,963	$16,706
Interest on borrowings	Note 11	862	1,667	1,506	9,332	13,367
Capital lease obligation and interest	Note 11	57	84	85	391	617
Investee entities’ debt and interest (3)	Note 8	61	167	196	5,060	5,484
Operating leases	Note 15	673	714	110	23	1,520
Oil and gas activities (4)	Note 15	478	542	178	125	1,323
Midstream and marketing activities	Note 15	850	1,666	1,433	1,099	5,048
AROs	Note 13	137	234	520	2,040	2,931
Derivative liabilities (5)	Note 9	159	803	438	—	1,400
Uncertain tax positions	Note 12	70	85	—	1,301	1,456
Other (6)		19	166	71	96	352
Total (7)		$3,400	$7,537	$5,837	$33,430	$50,204
 _______________________________________________________________________________

(1)	For additional information, see the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)
Includes the fully accreted principal amount of the Zero Coupons of approximately $2.4 billion as coming due after 2021. While the Zero Coupons do not mature until 2036, the outstanding Zero Coupons can be put to the Company each October, in whole or in part, for the then-accreted value. The Company could be required to repurchase the outstanding Zero Coupons at $883 million in October 2017 (the next potential put date).

(3)
The obligations and related investments are presented net on the Company’s Consolidated Balance Sheets in other long-term liabilities-other for all periods presented. Future interest payments are estimated using the relevant forward LIBOR rate curve. Further, the above table does not reflect the preferred return that Anadarko receives on its investment in these entities.

(4)
The table includes long-term drilling and work-related commitments of $1.3 billion, comprised of approximately $1.1 billion related to the United States and $180 million related to international locations. These amounts are presented on an undiscounted basis and do not include purchase commitments for jointly owned fields and facilities where the Company is not the operator.

(5)	Represents Anadarko’s gross derivative liability after taking into account the impacts of netting margin and collateral balances deposited with counterparties.

(6)	Includes environmental liabilities; for additional information, see Note 16—Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(7)
This table does not include litigation-related contingent liabilities, the Company’s pension and postretirement benefit obligations, or payments related to the conveyance of future hard minerals royalty revenues. See Note 16—Contingencies, Note 18—Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans, and Note 14—Conveyance of Future Hard Minerals Royalty Revenues in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Proved Reserves

Methodology Anadarko estimates its proved oil and gas reserves according to the definition of proved reserves provided by the SEC and the Financial Accounting Standards Board. This definition includes oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods, government regulations, etc. (at prices and costs as of the date the estimates are made). Prices include consideration of price changes provided only by contractual arrangements, and do not include adjustments based on expected future conditions. For reserves information, see Oil and Gas Properties and Activities—Proved Reserves under Items 1 and 2 of this Form 10-K and the Supplemental Information on Oil and Gas Exploration and Production Activities under Item 8 of this Form 10-K.

Judgments and uncertainties Engineering estimates of the quantities of proved reserves are inherently imprecise and represent only approximate amounts because of the judgments involved in developing such information. The Company’s estimates of proved reserves are made using available geological and reservoir data as well as production performance data. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data and the efficiency of extracting and processing the hydrocarbons. These estimates are reviewed annually by internal reservoir engineers and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, development plans, reservoir performance, prices, economic conditions, and governmental restrictions as well as changes in the expected recovery associated with infill drilling. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits at an earlier projected date.
A material adverse change in the estimated volumes of proved reserves could have a negative impact on DD&A and could result in property impairments. If the estimates of proved reserves used in the UOP calculations had been lower by five percent across all properties, DD&A in 2016 would have increased by approximately $211 million.

Exploratory Costs

Methodology Under the successful efforts method of accounting, exploratory drilling costs are initially capitalized pending the determination of proved reserves. If proved reserves are found, drilling costs remain capitalized and are classified as proved properties. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. At the end of each quarter, management reviews the status of all suspended exploratory drilling costs in light of ongoing exploration activities, in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, analyzing whether development negotiations are underway and proceeding as planned.

Judgments and uncertainties Significant management judgment is required to determine whether sufficient progress has been made in assessing the reserves and the economic and operating viability of the project to continue capitalization of the exploratory drilling costs. In making this determination all relevant facts and circumstances shall be evaluated, and no single indicator is determinative. Relevant facts and circumstances include, but are not limited to, commitment of project personnel, costs being incurred to assess the reserves and their potential development, assessment in progress covering the economic, legal, political, and environmental aspects of the potential development, and the existence or active negotiations of agreements with governments or sales contracts with customers. The determination of proved reserves may take longer than one year in certain areas (generally in deepwater and international locations) depending on, among other things, the amount of hydrocarbons discovered, the outcome of planned geological and engineering studies, the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan, and government sanctioning of development activities in certain international locations.
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

Fair Value

Methodology The Company estimates fair value of long-lived assets for impairment testing, reporting units for goodwill impairment testing when necessary, assets and liabilities acquired in a business combination or exchanged in non-monetary transactions, pension plan assets, and initial measurements of AROs.

Judgments and uncertainties When the Company is required to measure fair value and there is not a market-observable price for the asset or liability or for a similar asset or liability, the Company uses the cost or income approaches depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of future net cash flows and discounts the expected cash flows using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment, and the results are based on expected future events or conditions such as sales prices, estimates of future oil and gas production or throughput, development and operating costs and the timing thereof, economic and regulatory climates, and other factors, most of which are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs, and other factors and are consistent with assumptions used in the Company’s business plans and investment decisions.

Impairments of Proved Oil and Natural-Gas Properties

Methodology Proved oil and natural-gas properties are assessed for impairment when facts and circumstances indicate that net book values may not be recoverable. When impairment indicators are present, an undiscounted cash flow test is performed at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, the property’s fair value is estimated and an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value.

Judgments and uncertainties The primary assumptions used to estimate undiscounted future net cash flows include anticipated future production, commodity prices, and capital and operating costs. In most cases, the assumption that generates the most variability in undiscounted future net cash flows is future oil and natural-gas prices. For impairment testing, the Company used the five-year forward strip prices for oil and natural gas, with prices subsequent to the fifth year held constant as the benchmark price in the undiscounted future net cash flows. Due to the volatility of crude oil, natural gas, and NGL prices, these cash flow estimates are inherently imprecise. Capital and operating costs were estimated assuming 0% escalation for years where the average oil strip price was below $50 per Bbl and 1% escalation for years where the average oil strip price exceeded $50 per Bbl.
Unfavorable changes in any of the primary assumptions could result in a reduction in undiscounted future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment.

Impairments of Unproved Oil and Natural-Gas Properties

Methodology Acquisition costs of unproved oil and natural-gas properties are periodically assessed for impairment and are transferred to proved oil and gas properties to the extent the costs are associated with successful exploration activities. The Company has classified unproved oil and natural-gas properties into three categories: significant, significant where probable and possible reserve estimations are available, and individually insignificant. Significant undeveloped leases are assessed individually for impairment and a valuation allowance is provided if impairment is indicated. In situations where fair values have been allocated to a significant unproved property based on estimations of probable and/or possible reserves as the result of a business combination or other purchase of proved and unproved properties, a future cash flow analysis is used to assess the property for impairment in addition to consideration of reserve volumes needed to transfer the balance of unproved property to proved leasehold. Unproved oil and gas properties with individually insignificant lease acquisition costs are amortized on a group basis (thereby establishing a valuation allowance) over the average lease terms at rates that provide for full amortization of unsuccessful leases upon lease expiration or abandonment.

Judgments and uncertainties In determining whether a significant unproved property is impaired numerous factors are considered including, but not limited to, current exploration plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, our geologists’ evaluation of the property, and the remaining months in the lease term for the property. In situations where probable and possible reserves are available, cash flows used in the impairment analysis are determined based upon management’s estimates of probable and possible reserves, future commodity prices, and future costs to produce the reserves. If undiscounted future net cash flows are less than the carrying value of the property, indicating impairment, the cash flows are discounted and compared to the carrying value for determining the amount of the impairment loss to record. The Company utilizes the same pricing assumptions discussed above in Impairments of Proved Oil and Natural-Gas Properties. Uncertainties related to the primary assumptions or unfavorable revisions in estimated reserve quantities could cause a reduction in the value of a property and therefore indicate an impairment. Management’s assessment of the results of exploration activities, availability of funds for future activities, and the current and projected political and regulatory climate in areas in which we operate also impact the amounts and timing of impairment provisions.

Purchase Price Allocations

Methodology In connection with a business combination accounted for under the acquisition method, the acquiring company must recognize and measure assets acquired and liabilities assumed at fair value as of the acquisition date. Deferred taxes must be recorded for any differences between the assigned values and tax bases of assets and liabilities. Any excess of the purchase price over fair value assigned to assets and liabilities is recorded as goodwill. Any excess of fair value assigned to assets and liabilities over the purchase price is recorded as a gain from a bargain purchase. The amount of goodwill or gain from a bargain purchase recorded in any particular business combination can vary significantly depending upon the values attributed to assets acquired and liabilities assumed.

Judgments and uncertainties In estimating the fair values of assets acquired and liabilities assumed in a business combination, various assumptions are made. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. If sufficient market data is not available regarding the fair values of proved and unproved properties, estimates of the fair value of crude oil, natural-gas and NGL reserves are prepared. Estimates of future prices to apply to the estimated reserves quantities acquired and estimates of future operating and development costs are used to estimate future net cash flows. For estimated proved reserves, the future net cash flows are discounted using a market-based discount rate determined appropriate at the time of the acquisition. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.
Estimated fair values of assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in higher DD&A expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses, and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value, or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows but would result in a decrease in net income for the period in which the impairment is recorded.

Goodwill Impairments

Methodology The Company tests goodwill for impairment annually in October (or more frequently as circumstances dictate). The Company first assesses whether an impairment of goodwill is indicated through a qualitative assessment to determine the likelihood of whether the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company concludes it is more likely than not that fair value of the reporting unit exceeds the related carrying amount, then goodwill is not impaired and further testing is not necessary. If the qualitative assessment indicates fair value of the reporting unit may be less than its carrying amount, the Company compares the estimated fair value of the reporting unit to which goodwill is assigned to the carrying amount of the associated net assets, including goodwill, and determines whether impairment is necessary.
When evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances, including the following:

•	significant changes in the stock price of Anadarko, WES, and WGP

•	significant declines in commodity prices

•	significant increases in cost factors such as costs of drilling, production costs, and gathering, processing, and other transportation costs

•	impairments recognized by the Company

•	acquisitions and disposals of assets

•	changes to the Company’s reserves, including changes due to fluctuations in commodity prices and updates to the Company’s plans or forecasts

•	significant declines in trading multiples for midstream peers

Judgments and uncertainties Because quoted market prices for the Company’s reporting units are not available, management applies judgment in determining the estimated fair value of reporting units for purposes of performing goodwill impairment tests, when such tests are necessary. Management uses information available to make these fair-value estimates, including the present values of expected future cash flows using discount rates commensurate with the risks associated with the assets and the oil and gas exploration and production reporting unit, control premiums and market multiples of earnings before interest, taxes, depreciation, and amortization (EBITDA) for the gathering and processing and transportation reporting units.
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
A lower fair-value estimate in the future for any of these reporting units could result in impairment of goodwill. Factors that could trigger a lower fair-value estimate include significant declines in commodity prices, decreases in proved reserves, changes in exploration or development plans, significant property impairments, increases in operating or drilling costs, significant changes in regulations, or other negative changes to the economic environment in which Anadarko operates.

Contingencies

Methodology The Company is subject to various legal proceedings, claims, and liabilities that arise in the ordinary course of business. Except for contingencies acquired in a business combination, which are recorded at fair value at the time of acquisition, the Company accrues losses when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. The Company’s in-house legal counsel personnel regularly assess contingent liabilities and, in certain circumstances, consult with third-party legal counsel or consultants to assist in the evaluation of the Company’s liability for these contingencies.

Judgments and uncertainties Management makes judgments and estimates when it establishes liabilities for litigation and other contingent matters. Estimates of litigation-related liabilities are based on the facts and circumstances of the individual case and on information currently available to the Company. The extent of information available varies based on the status of the litigation and the Company’s evaluation of the claim and legal arguments. In future periods, a number of factors could significantly change the Company’s estimate of litigation-related liabilities, including discovery activities; briefings filed with the relevant court; rulings from the court made pre-trial, during trial, or at the conclusion of any trial; and similar cases involving other plaintiffs and defendants that may set or change legal precedent. As events unfold throughout the litigation process, the Company evaluates the available information and may consult with third-party legal counsel to determine whether liability accruals should be established or adjusted.

Income Taxes

Methodology We are subject to income taxes in numerous taxing jurisdictions worldwide. The amount of income taxes recorded by the Company requires interpretations of complex rules and regulations of various tax jurisdictions throughout the world. The Company has recognized deferred tax assets and liabilities for temporary differences, operating losses, and tax-credit carryforwards.
The deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company routinely assesses the realizability of its deferred tax assets by analyzing the reversal periods of available net operating loss carryforwards and credit carryforwards, temporary differences in tax assets and liabilities, the availability of tax planning strategies, and estimates of future taxable income and other factors.
The Company also routinely assesses potential uncertain tax positions and, if required, establishes accruals for such amounts, including interest where appropriate. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.

Judgments and uncertainties The accruals for deferred tax assets and liabilities, including deferred state income tax assets and liabilities, are subject to significant judgment by management and are reviewed and adjusted routinely based on changes in facts and circumstances. The assessment of potential uncertain tax positions requires a significant amount of judgment and are reviewed and adjusted on a periodic basis, taking into consideration the progress of ongoing tax audits, case law, and new legislation. Although management considers its tax accruals adequate, material changes in these accruals may occur in the future based on the progress of ongoing tax audits, changes in legislation, and resolution of pending tax matters. Additionally, numerous judgments and assumptions are inherent in our estimates of future taxable income used to assess the realizability of certain deferred tax assets. The estimates used are based on assumptions of proved oil and gas reserves, selling prices, and development assumptions that are consistent with the Company’s internal business plans.

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 33 MMBbls of oil, 354 Bcf of natural gas, and 1 MMBbls of NGLs at December 31, 2016, with a net derivative liability position of $136 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $199 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $168 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At December 31, 2016, the Company had a net derivative asset position of $6 million on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

For additional information regarding the Company’s marketing and trading portfolio, see Marketing Activities under Items 1 and 2 of this Form 10-K.

INTEREST-RATE RISK  Borrowings, if any, under each of the 364-Day Facility, the Five-Year Facility, the WES RCF, and the WGP RCF are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheets has fixed interest rates. The Company has $2.9 billion of LIBOR-based obligations that are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two noncontrolled entities. These obligations give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. While a 10% change in LIBOR would not materially impact the Company’s interest cost, it would affect the fair value of outstanding fixed-rate debt.
At December 31, 2016, the Company had a net derivative liability position of $1.3 billion related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would decrease (increase) the aggregate fair value of outstanding interest-rate swap agreements by $90 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 9—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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
MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Anadarko’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our assessment, we believe that the Company’s internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016.

/s/ R. A. WALKER
R. A. Walker Chairman, President and Chief Executive Officer

/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

We have audited Anadarko Petroleum Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Anadarko Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Anadarko Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Anadarko Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anadarko Petroleum Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three–year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anadarko Petroleum Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 17, 2017

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
millions except per-share amounts	2016	2015	2014
Revenues and Other
Oil sales	$4,668	$5,420	$9,748
Natural-gas sales	1,564	2,007	3,849
Natural-gas liquids sales	921	833	1,572
Gathering, processing, and marketing sales	1,294	1,226	1,206
Gains (losses) on divestitures and other, net	(578)	(788)	2,095
Total	7,869	8,698	18,470
Costs and Expenses
Oil and gas operating	811	1,014	1,171
Oil and gas transportation	1,002	1,117	1,116
Exploration	946	2,644	1,639
Gathering, processing, and marketing	1,087	1,054	1,030
General and administrative	1,440	1,176	1,316
Depreciation, depletion, and amortization	4,301	4,603	4,550
Production, property, and other taxes	536	553	1,244
Impairments	227	5,075	836
Other operating expense	118	271	165
Total	10,468	17,507	13,067
Operating Income (Loss)	(2,599)	(8,809)	5,403
Other (Income) Expense
Interest expense	890	825	772
Loss on early extinguishment of debt	155	—	—
(Gains) losses on derivatives, net	286	(99)	197
Other (income) expense, net	(101)	149	20
Tronox-related contingent loss	—	5	4,360
Total	1,230	880	5,349
Income (Loss) Before Income Taxes	(3,829)	(9,689)	54
Income tax expense (benefit)	(1,021)	(2,877)	1,617
Net Income (Loss)	(2,808)	(6,812)	(1,563)
Net income (loss) attributable to noncontrolling interests	263	(120)	187
Net Income (Loss) Attributable to Common Stockholders	$(3,071)	$(6,692)	$(1,750)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(5.90)	$(13.18)	$(3.47)
Net income (loss) attributable to common stockholders—diluted	$(5.90)	$(13.18)	$(3.47)
Average Number of Common Shares Outstanding—Basic	522	508	506
Average Number of Common Shares Outstanding—Diluted	522	508	506
Dividends (per Common Share)	$0.20	$1.08	$0.99

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
millions	2016	2015	2014
Net Income (Loss)	$(2,808)	$(6,812)	$(1,563)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	8	10	9
Income taxes on reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	(3)	(4)	(3)
Total adjustments for derivative instruments, net of taxes	5	6	6
Adjustments for pension and other postretirement plans
Net gain (loss) incurred during period	(175)	49	(405)
Income taxes on net gain (loss) incurred during period	68	(18)	149
Prior service credit (cost) incurred during period	—	89	—
Income taxes on prior service credit (cost) incurred during period	—	(33)	—
Amortization of net actuarial (gain) loss to general and administrative expense	188	63	27
Income taxes on amortization of net actuarial (gain) loss to general and administrative expense	(73)	(20)	(9)
Amortization of net prior service (credit) cost to general and administrative expense	(34)	(4)	—
Income taxes on amortization of net prior service (credit) cost to general and administrative expense	13	2	—
Total adjustments for pension and other postretirement plans, net of taxes	(13)	128	(238)
Total	(8)	134	(232)
Comprehensive Income (Loss)	(2,816)	(6,678)	(1,795)
Comprehensive income (loss) attributable to noncontrolling interests	263	(120)	187
Comprehensive Income (Loss) Attributable to Common Stockholders	$(3,079)	$(6,558)	$(1,982)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
millions	2016	2015
ASSETS
Current Assets
Cash and cash equivalents ($359 and $100 related to VIEs)	$3,184	$939
Accounts receivable (net of allowance of $14 and $11)
Customers ($70 and $81 related to VIEs)	1,007	652
Others ($80 and $84 related to VIEs)	721	1,817
Other current assets	354	573
Total	5,266	3,981
Properties and Equipment
Cost	69,013	70,683
Less accumulated depreciation, depletion, and amortization	36,845	36,932
Net properties and equipment ($5,050 and $4,859 related to VIEs)	32,168	33,751
Other Assets ($609 and $644 related to VIEs)	2,226	2,268
Goodwill and Other Intangible Assets ($1,221 and $1,220 related to VIEs)	5,904	6,331
Total Assets	$45,564	$46,331

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable ($239 and $179 related to VIEs)	$2,288	$2,850
Accrued expenses	386	424
Interest payable	244	247
Production, property, and other taxes payable ($24 and $18 related to VIEs)	239	318
Current asset retirement obligations	129	309
Short-term debt	42	32
Total	3,328	4,180
Long-term Debt	15,281	15,636
Other Long-term Liabilities
Deferred income taxes	4,324	5,400
Asset retirement obligations ($140 and $127 related to VIEs)	2,802	1,750
Other	4,332	3,908
Total	11,458	11,058

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 572.0 million and 528.3 million shares issued)	57	52
Paid-in capital	11,875	9,265
Retained earnings	1,704	4,880
Treasury stock (20.8 million and 20.0 million shares)	(1,033)	(995)
Accumulated other comprehensive income (loss)	(391)	(383)
Total Stockholders’ Equity	12,212	12,819
Noncontrolling interests	3,285	2,638
Total Equity	15,497	15,457
Total Liabilities and Equity	$45,564	$46,331
__________________________________________________________________
Parenthetical references reflect amounts as of December 31, 2016, and December 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2013	$52	$8,629	$14,356	$(895)	$(285)	$1,793	$23,650
Net income (loss)	—	—	(1,750)	—	—	187	(1,563)
Common stock issued	—	286	—	—	—	—	286
Dividends—common stock	—	—	(505)	—	—	—	(505)
Repurchase of common stock	—	—	—	(45)	—	—	(45)
Subsidiary equity transactions	—	90	24	—	—	829	943
Distributions to noncontrolling interest owners	—	—	—	—	—	(216)	(216)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	6	—	6
Adjustments for pension and other postretirement plans	—	—	—	—	(238)	—	(238)
Balance at December 31, 2014	52	9,005	12,125	(940)	(517)	2,593	22,318
Net income (loss)	—	—	(6,692)	—	—	(120)	(6,812)
Common stock issued	—	209	—	—	—	—	209
Dividends—common stock	—	—	(553)	—	—	—	(553)
Repurchase of common stock	—	—	—	(55)	—	—	(55)
Subsidiary equity transactions	—	51	—	—	—	99	150
Issuance of tangible equity units	—	—	—	—	—	348	348
Distributions to noncontrolling interest owners	—	—	—	—	—	(282)	(282)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	6	—	6
Adjustments for pension and other postretirement plans	—	—	—	—	128	—	128
Balance at December 31, 2015	52	9,265	4,880	(995)	(383)	2,638	15,457
Net income (loss)	—	—	(3,071)	—	—	263	(2,808)
Common stock issued	5	2,347	—	—	—	—	2,352
Dividends—common stock	—	—	(105)	—	—	—	(105)
Repurchase of common stock	—	—	—	(38)	—	—	(38)
Subsidiary equity transactions	—	263	—	—	—	746	1,009
Distributions to noncontrolling interest owners	—	—	—	—	—	(362)	(362)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	5	—	5
Adjustments for pension and other postretirement plans	—	—	—	—	(13)	—	(13)
Balance at December 31, 2016	$57	$11,875	$1,704	$(1,033)	$(391)	$3,285	$15,497

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
millions	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(2,808)	$(6,812)	$(1,563)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	4,301	4,603	4,550
Deferred income taxes	(1,238)	(3,152)	(105)
Dry hole expense and impairments of unproved properties	613	2,267	1,245
Impairments	227	5,075	836
(Gains) losses on divestitures, net	757	1,022	(1,891)
Loss on early extinguishment of debt	155	—	—
Total (gains) losses on derivatives, net	292	(100)	207
Operating portion of net cash received (paid) in settlement of derivative instruments	267	335	371
Other	342	320	327
Changes in assets and liabilities
Tronox-related contingent liability	—	(5,210)	4,360
(Increase) decrease in accounts receivable	677	(2)	103
Increase (decrease) in accounts payable and accrued expenses	(669)	(995)	97
Other items, net	84	772	(71)
Net cash provided by (used in) operating activities	3,000	(1,877)	8,466
Cash Flows from Investing Activities
Additions to properties and equipment	(3,505)	(6,067)	(9,508)
Acquisition of businesses	(1,740)	(3)	(1,527)
Divestitures of properties and equipment and other assets	2,356	1,415	4,968
Other, net	127	(116)	(405)
Net cash provided by (used in) investing activities	(2,762)	(4,771)	(6,472)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	6,042	4,632	2,879
Repayments of debt	(6,832)	(4,033)	(1,425)
Financing portion of net cash received (paid) for derivative instruments	(333)	(35)	(222)
Increase (decrease) in outstanding checks	(103)	(23)	62
Dividends paid	(105)	(553)	(505)
Repurchase of common stock	(38)	(55)	(45)
Issuance of common stock, including tax benefit on share-based compensation awards	2,188	34	121
Sale of subsidiary units	1,163	187	1,026
Issuance of tangible equity units — equity component	—	348	—
Distributions to noncontrolling interest owners	(362)	(282)	(216)
Proceeds from conveyance of future hard minerals royalty revenues, net of transaction costs	413	—	—
Payments of future hard minerals royalty revenues conveyed	(25)	—	—
Net cash provided by (used in) financing activities	2,008	220	1,675
Effect of Exchange Rate Changes on Cash	(1)	(2)	2
Net Increase (Decrease) in Cash and Cash Equivalents	2,245	(6,430)	3,671
Cash and Cash Equivalents at Beginning of Period	939	7,369	3,698
Cash and Cash Equivalents at End of Period	$3,184	$939	$7,369

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

1. Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production, and marketing of oil, natural gas, and NGLs, and in the marketing of anticipated production of LNG. In addition, the Company engages in the gathering, processing, treating, and transporting of oil, natural gas, and NGLs. The Company also participates in the hard-minerals business through royalty arrangements.

Basis of Presentation  The consolidated financial statements have been prepared in conformity with GAAP. Certain prior-period amounts have been reclassified to conform to the current-year presentation.
The consolidated financial statements include the accounts of Anadarko and subsidiaries in which Anadarko holds, directly or indirectly, more than 50% of the voting rights and VIEs for which Anadarko is the primary beneficiary. All intercompany transactions have been eliminated. Undivided interests in oil and natural-gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in noncontrolled entities, over which Anadarko has the ability to exercise significant influence over operating and financial policies, and VIEs for which Anadarko is not the primary beneficiary are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost, and subsequently adjusted for the Company’s proportionate share of earnings, losses, and distributions. Other investments are carried at original cost. Investments accounted for using the equity method and cost method are included in other assets.

Use of Estimates  The preparation of financial statements in accordance with GAAP requires management to make informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, including those related to proved reserves; the value of properties and equipment; goodwill; intangible assets; AROs; litigation liabilities; environmental liabilities; pension assets, liabilities, and costs; income taxes; and fair values. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

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
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

1. Summary of Significant Accounting Policies (Continued)

In determining fair value, the Company uses observable market data when available, or models that incorporate observable market data. When the Company is required to measure fair value and there is not a market-observable price for the asset or liability or for a similar asset or liability, the Company uses the cost or income approaches depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of future net cash flows and discounts the expected cash flows using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment, and the results are based on expected future events or conditions such as sales prices, estimates of future oil and gas production or throughput, development and operating costs and the timing thereof, economic and regulatory climates, and other factors, most of which are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs, and other factors and are consistent with assumptions used in the Company’s business plans and investment decisions.
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
Non-financial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a business combination or through a non-monetary exchange transaction, intangible assets, goodwill, AROs, exit or disposal costs, and capital lease assets and liabilities where the present value of lease payments is greater than the fair value of the leased asset.
Revenues  The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers.
The Company recognizes sales revenues for oil, natural gas, and NGLs based on the amount of each product sold to purchasers when delivery to the purchaser has occurred and title has transferred. This occurs when product has been delivered to a pipeline or when a tanker lifting has occurred. The Company follows the sales method of accounting for natural-gas production imbalances. If the Company’s sales volumes for a well exceed the Company’s proportionate share of production from the well, a liability is recognized to the extent that the Company’s share of estimated remaining recoverable reserves from the well is insufficient to satisfy this imbalance. No receivables are recorded for those wells on which the Company has taken less than its proportionate share of production.
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
Marketing margins related to the Company’s production are included in oil, natural-gas, and NGLs sales. Marketing margins related to sales of commodities purchased from third parties and gains and losses on derivatives related to such marketing activities are included in gathering, processing, and marketing sales in the Company’s Consolidated Statements of Income.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

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

Cash Equivalents  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The cash equivalents balance at December 31, 2016, includes commercial paper and investments in government money market funds in which the carrying value approximates fair value.

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

Properties and Equipment  Properties and equipment are stated at cost less accumulated DD&A. Costs of improvements that extend the lives of existing properties are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost of properties and equipment, net of the related accumulated DD&A, is removed and, if appropriate, gain or loss is recognized in gains (losses) on divestitures and other, net in the Company’s Consolidated Statements of Income.

Oil and Gas Properties  The Company applies the successful efforts method of accounting for oil and gas properties. Exploration costs, such as exploratory geological and geophysical costs, delay rentals, and exploration overhead, are charged against earnings as incurred. Exploratory drilling costs are initially capitalized pending the determination of proved reserves. If proved reserves are found, drilling costs remain capitalized and are classified as proved properties. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. At the end of each quarter, management reviews the status of all suspended exploratory drilling costs in light of ongoing exploration activities, in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, analyzing whether development negotiations are underway and proceeding as planned. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

1. Summary of Significant Accounting Policies (Continued)

Acquisition costs of unproved properties are periodically assessed for impairment and are transferred to proved properties to the extent the costs are associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Unproved oil and gas properties with individually insignificant lease acquisition costs are amortized on a group basis (thereby establishing a valuation allowance) over the average lease terms at rates that provide for full amortization of unsuccessful leases upon lease expiration or abandonment. Costs of expired or abandoned leases are charged against the valuation allowance, while costs of productive leases are transferred to proved properties. Costs of maintaining and retaining unproved properties, as well as amortization of individually insignificant leases and impairment of unsuccessful leases, are included in exploration expense in the Company’s Consolidated Statements of Income.

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

Asset Retirement Obligations  AROs associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value and is included in DD&A in the Company’s Consolidated Statements of Income. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates, and changes in the estimated timing of abandonment. See Note 13—Asset Retirement Obligations.

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

Depreciation, Depletion, and Amortization  Costs of drilling and equipping successful wells, costs to construct or acquire facilities other than offshore platforms, associated asset retirement costs, and capital lease assets used in oil and gas activities are depreciated using the UOP method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties and costs to construct or acquire offshore platforms and associated asset retirement costs, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves. Mineral properties are also depleted using the UOP method. All other properties are stated at historical acquisition cost, net of impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 15 years for furniture and equipment, up to 40 years for buildings, and up to 47 years for gathering facilities.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

1. Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets  Anadarko has allocated goodwill to the following reporting units: oil and gas exploration and production; WES gathering and processing; WES transportation; and other gathering and processing. Goodwill is subject to annual impairment testing in October (or more frequent testing as circumstances dictate). Anadarko’s goodwill impairment test first assesses qualitative factors to determine whether goodwill is impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, the Company will then perform a quantitative goodwill impairment test. Changes in goodwill may result from, among other things, impairments, acquisitions, or divestitures. See Note 7—Goodwill and Other Intangible Assets.
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

Accounts Payable  Accounts payable included liabilities of $262 million at December 31, 2016, and $365 million at December 31, 2015, representing the amount by which checks issued, but not presented to the Company’s banks for collection, exceeded balances in applicable bank accounts. Changes in these liabilities are reflected in cash flows from financing activities.

Legal Contingencies  The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Except for legal contingencies acquired in a business combination, which are recorded at fair value at the time of acquisition, the Company accrues losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss, but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. See Note 16—Contingencies.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

1. Summary of Significant Accounting Policies (Continued)

Environmental Contingencies  The Company is subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. Except for environmental contingencies acquired in a business combination, which are recorded at fair value at the time of acquisition, the Company accrues losses associated with environmental obligations when such losses are probable and reasonably estimable. Accruals for estimated environmental losses are recognized no later than at the time the remediation feasibility study, or the evaluation of response options, is complete. These accruals are adjusted as additional information becomes available or circumstances change. Future environmental expenditures are not discounted to their present value. Recoveries of environmental costs from other parties are recorded separately as assets at their undiscounted value when receipt of such recoveries is probable. See Note 16—Contingencies.

Noncontrolling Interests  Noncontrolling interests represent third-party ownership in the net assets of the Company’s consolidated subsidiaries and are presented as a component of equity. Changes in Anadarko’s ownership interests in subsidiaries that do not result in deconsolidation are recognized in equity. See Note 22—Noncontrolling Interests.

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

Share-Based Compensation  The Company accounts for share-based compensation at fair value. The Company grants equity-classified awards, including stock options and non-vested equity shares (restricted stock awards and units). The Company may also grant equity-classified and liability-classified awards based on a comparison of the Company’s TSR to the TSR of a predetermined group of peer companies (performance units).
The fair value of stock option awards is determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of Anadarko common stock. For other share-based compensation awards, fair value is determined using a Monte Carlo simulation.
The Company records compensation cost, net of estimated forfeitures, for share-based compensation awards over the requisite service period using the straight-line method. An adjustment is made to compensation cost for any difference between the estimated forfeitures and the actual forfeitures related to the awards. For equity-classified share-based compensation awards, expense is recognized based on the grant-date fair value. For liability-classified share-based compensation awards, expense is recognized for those awards expected to ultimately be paid. The amount of expense reported for liability-classified awards is adjusted for fair-value changes so that the expense recognized for each award is equivalent to the amount to be paid. See Note 21—Share-Based Compensation.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

1. Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Standards  ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), eliminates Step 2 from the goodwill impairment test in an effort to simplify the subsequent measurement of goodwill. This ASU is effective for annual and interim periods beginning in 2020 and is required to be adopted using a prospective approach, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company adopted this ASU on January 1, 2017, and it will only be applicable to the extent that the Company determines its goodwill is impaired.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a prospective approach, with early adoption permitted for transactions not previously reported in issued financial statements. The Company adopted this ASU on January 1, 2017, and expects that the adoption of this ASU could have a material impact on future consolidated financial statements as goodwill would not be allocated to divestitures or recorded for acquisitions that are not considered to be businesses.
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a modified retrospective approach, with early adoption permitted. The Company adopted this ASU on January 1, 2017, and will recognize a cumulative adjustment to retained earnings of $31 million during the first quarter of 2017.
ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted this ASU on January 1, 2017, and it will not have a material impact on the Company’s future consolidated financial statements.
ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements require capitalized debt issuance costs, except for those related to revolving credit facilities, to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as an asset. The Company adopted these ASUs on January 1, 2016, using a retrospective approach. The adoption resulted in a reclassification that reduced other current assets and short-term debt by $1 million and reduced other assets and long-term debt by $82 million on the Company’s Consolidated Balance Sheet at December 31, 2015.
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis was adopted on January 1, 2016. In accordance with the new ASU, WGP and WES are considered VIEs for which the Company is the primary beneficiary. Prior to adoption of the ASU, WGP and WES were consolidated by the Company under the voting interest model. After adoption, WGP and WES were consolidated by the Company under the variable interest model. While this ASU requires additional financial statement disclosure, it has no impact on the Company’s consolidated results of operations, cash flows, or financial position. See Note 23—Variable Interest Entities.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

1. Summary of Significant Accounting Policies (Continued)

New Accounting Standards Issued But Not Yet Adopted  ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Statement of Cash Flows.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) supersedes current revenue recognition requirements and industry-specific guidance. The codification requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. The Company has completed an initial review of contracts in each of its revenue streams and is developing accounting policies to address the provisions of the ASU. While the Company does not currently expect net earnings to be materially impacted, the Company is currently analyzing whether total revenues and total expenses may increase as a result of recognizing both revenue for noncash consideration for services provided by our midstream business and revenue and associated cost of product for the subsequent sale of commodities received as such noncash consideration. Anadarko continues to evaluate the impact of this and other provisions of the ASU on its accounting policies, internal controls, and consolidated financial statements and related disclosures, and has not finalized any estimates of the potential impacts. The Company will adopt the new standard on January 1, 2018, using the modified retrospective method with a cumulative adjustment to retained earnings.
ASU 2016-02, Leases (Topic 842) requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. The provisions of ASU 2016-02 also modify the definition of a lease and outline the requirements for recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. This ASU is effective for annual and interim periods beginning after December 15, 2018. The Company is currently analyzing its portfolio of contracts to assess the impact future adoption of this ASU may have on its consolidated financial statements.

2. Inventories

The following summarizes the major classes of inventories included in other current assets at December 31:

millions	2016	2015
Oil	$169	$116
Natural gas	38	36
NGLs	106	64
Total inventories	$313	$216

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

3. Acquisitions, Divestitures, and Assets Held for Sale

Acquisitions  On December 15, 2016, the Company closed the GOM Acquisition for $1.8 billion using a portion of the net proceeds from the September 2016 issuance of 40.5 million shares of its common stock. This acquisition constitutes a business combination and was accounted for using the acquisition method of accounting. This acquisition expanded Anadarko’s operated infrastructure and tie-back inventory, more than doubled the Company’s ownership in the Lucius development to approximately 49%, and doubled its net production from the Gulf of Mexico. The following summarizes the preliminary fair value of assets acquired and liabilities assumed at the acquisition date, pending customary closing adjustments and valuation adjustments:

millions
Current assets	$8
Properties and equipment	2,471
Other assets	145
AROs	(813)
Net assets acquired	$1,811
Accounts receivable	91
Accounts payable	(5)
Other long-term liabilities	(98)
Cash paid at closing	$1,799

Fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of properties and equipment is primarily based on income and cost approaches. As part of the acquisition, Anadarko agreed to pay the seller, on a quarterly basis, a proportionate amount of gross proceeds from a certain contract until the amount paid equals approximately $150 million. The fair value of the contingent consideration of $103 million was estimated using the income approach and is included in accounts payable and other long-term liabilities in the table above. The assets acquired and liabilities assumed are included within the oil and gas exploration and production reporting segment. Results of operations attributable to the acquisition are included in the Company’s Consolidated Statements of Income from the acquisition date and are not material to the Company’s Consolidated Statements of Income.
The following summarizes the unaudited pro forma condensed financial information of the Company as if the acquisition had occurred on January 1, 2015:

millions	2016	2015
Revenues	$8,849	$9,786
Net income (loss)	(2,623)	(6,560)

The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been completed at January 1, 2015, nor is it necessarily indicative of future operating results of the combined entity. The pro forma information includes adjustments for revenues and direct expenses based on historical results of the acquired assets and DD&A based on the purchase price allocated to property, plant, and equipment and estimated useful lives. Adjustments are not included for the acquired assets’ historical property impairments as they were made under the full cost method of accounting. The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected. The unaudited pro forma information does not reflect any cost savings anticipated as a result of the acquisition or any future acquisition related expenses.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

3. Acquisitions, Divestitures, and Assets Held for Sale (Continued)

Property Exchange In February 2017, WES entered into an agreement with a third party whereby WES will acquire the third party’s 50% nonoperated interest in the DBJV system in exchange for (a) WES’s 33.75% interest in nonoperated Marcellus midstream assets and (b) $155 million in cash. WES currently holds a 50% interest in, and operates, the DBJV system. WES expects to fund the cash consideration through borrowings under the WES RCF and to close the transaction, subject to standard closing conditions and adjustments, in the first quarter of 2017.

Divestitures and Assets Held for Sale  The following summarizes the proceeds received and gains (losses) recognized on divestitures and assets held for sale for the years ended December 31:

millions	2016	2015	2014
Proceeds received, net of closing adjustments	$2,356	$1,415	$4,968
Gains (losses) on divestitures, net (1)	(757)	(1,022)	1,891
__________________________________________________________________

(1)	Includes goodwill allocated to divestitures of $397 million in 2016, $184 million in 2015, and $152 million in 2014.

2016  During the year ended December 31, 2016, the Company’s divestitures were primarily related to the following U.S. onshore assets:

•	certain East Texas/Louisiana assets in the oil and gas exploration and production and midstream reporting segments for net proceeds of $1.0 billion and a net loss of $439 million

•	certain Kansas assets in the oil and gas exploration and production and midstream reporting segments for net proceeds of $159 million and a loss of $4 million

•	certain East Texas assets in the oil and gas exploration and production and midstream reporting segments for net proceeds of $89 million and a loss of $64 million

•	certain West Texas assets in the oil and gas exploration and production and midstream reporting segments for net proceeds of $221 million and a loss of $52 million

•	certain Wyoming assets in the oil and gas exploration and production reporting segment for net proceeds of $588 million and a loss of $58 million
Losses on assets held for sale are included in gains (losses) on divestitures and other, net in the Company’s Consolidated Statements of Income. Certain Marcellus U.S. onshore assets located in Pennsylvania included in the oil and gas exploration and production and midstream reporting segments satisfied criteria to be considered held for sale during the fourth quarter of 2016, at which time the Company remeasured these assets to their current fair value using a market approach and Level 2 fair-value measurement and recognized a loss of $129 million. The sale of these assets is expected to close in the first quarter of 2017. At December 31, 2016, the Company’s Consolidated Balance Sheet included long-term assets of $1.2 billion, which includes $193 million of goodwill, and long-term liabilities of $66 million associated with assets held for sale.
In January 2017, the Company entered into an agreement to sell certain Eagleford U.S. onshore assets located in South Texas included in the oil and gas exploration and production reporting segment for $2.3 billion. The transaction is expected to close during the first quarter of 2017.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

3. Acquisitions, Divestitures, and Assets Held for Sale (Continued)

2015  During the year ended December 31, 2015, the Company’s divestitures were primarily related to the following U.S. onshore assets:

•	certain coalbed methane assets in the oil and gas exploration and production and midstream reporting segments for net proceeds of $154 million and a loss of $538 million

•	certain assets in the oil and gas exploration and production and midstream reporting segments in East Texas for net proceeds of $425 million and a loss of $110 million

•
certain EOR assets in the oil and gas exploration and production reporting segment for net proceeds of $675 million and a loss of $350 million, in addition to the loss recognized in 2014 when the asset was originally held for sale as discussed below

2014  During the year ended December 31, 2014, the Company’s divestitures primarily related to the following assets included in the oil and gas exploration and production reporting segment:

•	a 10% working interest in Offshore Area 1 in Mozambique for $2.64 billion and a gain of $1.5 billion

•	a Chinese subsidiary for $1.075 billion and a gain of $510 million

•	interest in the nonoperated Vito deepwater development, along with several surrounding exploration blocks in the Gulf of Mexico, for $500 million and a gain of $237 million

•	interest in the Pinedale/Jonah assets in Wyoming for $581 million
During the fourth quarter of 2014, Anadarko considered certain U.S. onshore EOR assets to be held for sale and recognized losses of $456 million. These assets were remeasured to their fair value using a market approach and Level 2 fair-value measurement. Due to a reduced probability that the assets would be sold within one year, the assets were no longer considered held for sale at December 31, 2014.

4. Properties and Equipment
The following summarizes properties and equipment by segment at December 31:

millions	2016	2015
Oil and gas exploration and production (1)	$57,581	$59,389
Midstream	8,613	8,458
Other	2,819	2,836
Gross properties and equipment	$69,013	$70,683
Less accumulated DD&A	36,845	36,932
Net properties and equipment	$32,168	$33,751
__________________________________________________________________

(1)	Includes costs associated with unproved properties of $4.1 billion at December 31, 2016, and $3.5 billion at December 31, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

5. Impairments

Impairments of Long-Lived Assets  Impairments of long-lived assets are included in impairment expense in the Company’s Consolidated Statements of Income. The following summarizes impairments of long-lived assets and the related post-impairment fair values by segment at December 31:

	2016		2015		2014
millions	Impairment	Fair Value (1)	Impairment	Fair Value (1)	Impairment	Fair Value (1)
Oil and gas exploration and production
U.S. onshore properties	$28	$617	$3,684	$1,253	$545	$552
Gulf of Mexico properties	27	61	349	65	276	223
Cost-method investment (2)	59	—	3	59	3	62
Midstream	73	32	1,039	212	12	—
Other	40	—	—	—	—	—
Total impairments	$227	$710	$5,075	$1,589	$836	$837
__________________________________________________________________

(1)	Measured as of the impairment date using the income approach and Level 3 inputs.

(2)	The after-tax net investment fair value was $32 million at December 31, 2015 and 2014.

2016  Impairments were primarily related to the uncertain recovery of the Company’s Venezuelan cost-method investment, negative developments related to commercial negotiations of a certain midstream asset, impairment of an office building, changes in development plans for certain U.S. onshore oil and gas assets, and a reduction in estimated future cash flows related to an oil and gas property in the Gulf of Mexico.

2015  Impairments were primarily related to the Company’s Greater Natural Buttes oil and gas and midstream properties, certain other U.S. onshore oil and gas and midstream properties, and oil and gas properties in the Gulf of Mexico, all of which were impaired due to lower forecasted commodity prices.

2014  Certain U.S. onshore and Gulf of Mexico oil and gas properties were impaired primarily due to lower forecasted commodity prices.

Impairments of Unproved Properties  Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income. In 2016, the Company recognized a $72 million impairment of unproved properties in the Gulf of Mexico and $92 million of unproved international properties primarily in Brazil and Tunisia due to the Company’s current intentions to not pursue future exploration activities. In 2015, the Company recognized a $935 million impairment of unproved Greater Natural Buttes properties and a $66 million impairment of an unproved Gulf of Mexico property as a result of lower commodity prices. Also in 2015, the Company recognized a $109 million impairment of unproved Utica properties resulting from an assignment of mineral interests in settlement of a legal matter.

Potential for Future Impairments  At December 31, 2016, the Company’s estimate of undiscounted future cash flows attributable to a certain international asset group with a net book value of approximately $1.3 billion indicated that the carrying amount was expected to be recovered; however, this asset group may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that a 10% decline in oil prices (with all other assumptions unchanged) could result in a non-cash impairment in excess of $550 million for the asset group. It is also reasonably possible that significant declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in other additional impairments.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

6. Suspended Exploratory Well Costs

The following summarizes the changes in suspended exploratory well costs at December 31 for each of the last three years. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year.

millions	2016	2015	2014
Balance at January 1	$1,124	$1,522	$2,232
Additions pending the determination of proved reserves	490	461	421
Divestitures and other (1)	(11)	(33)	(913)
Reclassifications to proved properties	(50)	(104)	(100)
Charges to exploration expense (2) (3) (4)	(323)	(722)	(118)
Balance at December 31	$1,230	$1,124	$1,522
__________________________________________________________________

(1)	Includes $(744) million during 2014 related to the Company’s sale of a 10% working interest in Offshore Area 1 in Mozambique.

(2)	Includes $(565) million during 2015 related to Brazil. The Company does not expect to have substantive exploration and development activities in Brazil in the foreseeable future.

(3)
Includes $(92) million during 2016 related to Mozambique. The Tubarão Tigre discovery wells were expensed based on the outlook for development viability, the commodity market conditions, and the complexity introduced by the depth and characteristics of the reservoir. The Orca-4 well was expensed after additional reservoir analysis and the determination that the well was not associated with the first three Orca wells.

(4)
Includes $(231) million during 2016 for the Gulf of Mexico primarily related to the Yeti project, as the Company does not expect to have exploration activities on this prospect in the foreseeable future, and a Shenandoah well that was expensed, as it was no longer reasonably possible that the wellbore could be used in the development of the project, if a final investment decision is reached.

The following provides an aging of suspended well balances at December 31:

millions	2016	2015	2014
Exploratory well costs capitalized for a period of one year or less	$460	$452	$393
Exploratory well costs capitalized for a period greater than one year	770	672	1,129
Balance at December 31	$1,230	$1,124	$1,522

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

6. Suspended Exploratory Well Costs (Continued)

The following summarizes a further aging by geographic area of those exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling at December 31, 2016:

millions except projects	Number of Projects	Total	2015	2014	2013 and prior
U.S. Onshore	15	$58	$12	$25	$21
U.S. Offshore	3	296	86	13	197
International	5	416	184	49	183
	23	$770	$282	$87	$401

Projects with suspended exploratory well costs include wells that have sufficient reserves to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. Suspended exploratory well costs capitalized for a period greater than one year after completion of drilling at December 31, 2016, primarily related to the Gulf of Mexico, Ghana, Colombia, Mozambique, and Côte d’Ivoire.

Gulf of Mexico  Exploratory well costs are primarily related to the Shenandoah discovery and have been suspended pending further appraisal activities, including drilling and analysis of well results. Appraisal activities undertaken at the Shenandoah discovery include the acquisition of core and pressure data across the primary reservoir interval, the processing and analysis of seismic data, reservoir simulation modeling, and analysis of well results. Remaining activities required to classify the associated reserves as proved for the Shenandoah discovery include completion of geologic, reservoir, and economic modeling; the drilling of additional wells to test the structure; product development testing; and pre-front end engineering and design (FEED) and FEED engineering studies.

Ghana  Exploratory well costs are suspended pending development plan approval. During the fourth quarter of 2015, the Company and its partners submitted the Jubilee full field development plan to include the Mahogany East and Teak areas, and work is ongoing to gain government approval. Remaining activities required to classify the associated reserves as proved include approval of development plans and project sanctioning.

Colombia  Exploratory well costs are related to the Kronos discovery. Well costs have been suspended pending ongoing appraisal activities, including analysis of well results and geologic and geophysical studies. Remaining activities required to classify the associated reserves as proved for the Kronos discovery include additional exploratory and appraisal drilling, geologic and geophysical studies, reservoir modeling and simulation, economic modeling, pre-development studies, approval of development plans, and project sanctioning.

Mozambique  Exploratory well costs are primarily related to the Golfinho-Atum discovery and have been suspended pending a final investment decision (FID). The Company is progressing three elements that will position the project to take FID: the legal and contractual framework to develop LNG in Mozambique, project finance, and long-term LNG sales contracts. During the fourth quarter of 2016, the Company and its partners submitted the Golfinho-Atum Development Plan to the Government of Mozambique. Approval of the Development Plan and conclusion of the three elements discussed above are required to achieve an affirmative FID and classify the associated reserves as proved.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

6. Suspended Exploratory Well Costs (Continued)

Côte d’Ivoire  Exploratory well costs are related to the Paon discovery and have been suspended pending further appraisal activities. Appraisal activities at Paon in 2016 included drilling a successful horizontal appraisal well at the Paon-5A, successfully drilling a horizontal sidetrack at the Paon-3AR, and performing a drillstem and interference testing program. Additional activities included the analysis of well results and integration into reservoir simulation modeling. Remaining activities required to classify the associated reserves as proved for the Paon discovery include further appraisal drilling; continued geologic, reservoir, and economic modeling; FEED studies; approval of development plans; and project sanctioning.

If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time.

7. Goodwill and Other Intangible Assets

Goodwill  At December 31, 2016, the Company had $5.0 billion of goodwill allocated to the following reporting units: $4.6 billion to oil and gas exploration and production, $413 million to WES gathering and processing, $5 million to WES transportation, and $32 million to other gathering and processing. During 2016, goodwill decreased $395 million primarily related to asset divestitures. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale. The Company’s 2016 annual qualitative impairment assessment of goodwill indicated no impairment.

Other Intangible Assets  Intangible assets and associated amortization expense were as follows at December 31:

millions	2016	2015
Gross carrying amount	$1,013	$1,013
Accumulated amortization	(109)	(77)
Net carrying amount	$904	$936
Amortization expense	$32	$33

Intangible assets are primarily related to customer contracts associated with WES’s 2014 acquisition of DBM (previously Nuevo). These contracts are being amortized over 30 years. The annual aggregate amortization expense for intangible assets is expected to be $31 million each of the next five years.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

8. Equity-Method Investments

In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets, with an aggregate fair value of $2.9 billion at the time of the contribution, to newly formed unconsolidated entities in exchange for noncontrolling mandatorily redeemable LIBOR-based preferred interests in those entities. The common equity of the investee entities is 95% owned by third parties that also maintain control over the assets. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion, each with a 35-year term. The Company accounts for its investment in these entities using the equity method of accounting. The carrying amount of these investments was $2.8 billion and the carrying amount of notes payable to affiliates was $2.9 billion at December 31, 2016. Anadarko’s noncontrolling interest may be redeemed beginning in 2022 by Anadarko or the owner of the controlling interest. Anadarko’s interest is mandatorily redeemable in 2037. Anadarko has legal right of setoff and intends to net settle its obligations under each of the notes payable to the investees with the distributable value of its interest in the corresponding investee. Accordingly, the investment for each entity and the related obligation are presented net on the Company’s Consolidated Balance Sheets. Other long-term liabilities—other included $48 million at December 31, 2016, and $43 million at December 31, 2015, and other assets included $2 million at December 31, 2016 and 2015, related to these investments.
Interest on the notes issued by Anadarko is variable, and is equivalent to LIBOR plus a spread that fluctuates with Anadarko’s credit rating. The applicable interest rate was 1.96% at December 31, 2016, and 1.51% at December 31, 2015. The note payable agreement contains a quarterly covenant that provides for a maximum Anadarko debt-to-capital ratio of 67% (excluding the effect of non-cash write-downs). Anadarko was in compliance with this covenant at December 31, 2016. Other (income) expense, net includes interest expense on the notes payable of $49 million in 2016, $37 million in 2015, and $36 million in 2014, and equity (earnings) losses from Anadarko’s investments in the investee entities of $(33) million in 2016, $15 million in 2015, and $(45) million in 2014.

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
The Company does not apply hedge accounting to any of its derivative instruments. As a result, gains and losses associated with derivative instruments are recognized currently in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings. See Note 20—Accumulated Other Comprehensive Income (Loss).

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

9. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of NYMEX West Texas Intermediate and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The natural-gas prices listed below are NYMEX Henry Hub prices. The NGLs prices listed below are Oil Price Information Services prices. The following is a summary of the Company’s derivative instruments related to oil and natural-gas production/processing derivative activities at December 31, 2016:

	2017 Settlement	2018 Settlement
Oil
Three-Way Collars (MBbls/d)	91	—
Average price per barrel
Ceiling sold price (call)	$59.80	$—
Floor purchased price (put)	$50.00	$—
Floor sold price (put)	$40.00	$—
Natural Gas
Three-Way Collars (thousand MMBtu/d)	682	250
Average price per MMBtu
Ceiling sold price (call)	$3.60	$3.54
Floor purchased price (put)	$2.75	$2.75
Floor sold price (put)	$2.00	$2.00
Fixed-Price Contracts (thousand MMBtu/d)	37	—
Average price per MMBtu	$3.23	$—
NGLs
Fixed-Price Contracts (MBbls/d)	2	—
Average price per barrel	$15.84	$—

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

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 2 Bcf at December 31, 2016, and 8 Bcf at December 31, 2015, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

9. Derivative Instruments (Continued)

Interest-Rate Derivatives  Anadarko has outstanding interest-rate swap contracts to manage interest-rate risk associated with anticipated debt issuances. The Company has locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR.
In 2015, the Company extended the reference-period start dates and amended the mandatory termination dates on certain interest-rate swaps so that, at the start of the reference period, Anadarko will receive quarterly payments based on the floating rate and make semi-annual payments based on the fixed interest rate. The interest-rate swaps are required to be settled in full at the mandatory termination date. As part of these interest-rate swap modifications, the fixed interest rates on the swaps were also adjusted, and the Company recognized a loss of $137 million, which is included in gains (losses) on derivatives, net in the Company’s Consolidated Statement of Income, and increased the related derivative liability. In February 2016, in exchange for amended terms with certain counterparties, the Company modified the mandatory termination dates from 2021 to 2018 and, in some cases, the related fixed interest rates on interest-rate swaps with an aggregate notional principal amount of $500 million.
At December 31, 2016, the Company had outstanding interest-rate swaps with a notional amount of $1.6 billion due prior to or at September 2021 that will manage interest-rate risk associated with the potential refinancing of the Company’s $900 million Senior Notes due 2019 and the Zero Coupons, should the Zero Coupons be put to the Company prior to the swap termination dates. At the next put date in October 2017, the accreted value of the Zero Coupons will be $883 million. See Note 11—Debt and Interest Expense. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions or settle or amend certain or all of the currently outstanding interest-rate swaps.
Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. As a result of prior extensions of reference-period start dates without settlement of the related interest-rate derivative obligations, the interest-rate derivatives in the Company’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements or collateralization related to these extended interest-rate derivatives are classified as cash flows from financing activities. Interest-rate swap agreements were settled for total cash payments of $266 million in 2016 and $222 million in 2014.
The Company had the following outstanding interest-rate swaps at December 31, 2016:

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

9. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet The following summarizes the fair value of the Company’s derivative instruments at December 31:

millions	Gross Derivative Assets		Gross Derivative Liabilities
Balance Sheet Classification	2016	2015	2016	2015
Commodity derivatives
Other current assets	$10	$462	$(3)	$(177)
Other assets	9	8	—	—
Accrued expenses	66	—	(201)	(3)
Other liabilities	—	—	(12)	—
	85	470	(216)	(180)
Interest-rate derivatives
Other current assets	8	2	—	—
Other assets	23	54	—	—
Accrued expenses	—	—	(48)	(54)
Other liabilities	—	—	(1,328)	(1,488)
	31	56	(1,376)	(1,542)
Total derivatives	$116	$526	$(1,592)	$(1,722)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions
Classification of (Gain) Loss Recognized	2016	2015	2014
Commodity derivatives
Gathering, processing, and marketing sales (1)	$6	$(1)	$10
(Gains) losses on derivatives, net	147	(367)	(589)
Interest-rate derivatives
(Gains) losses on derivatives, net	139	268	786
Total (gains) losses on derivatives, net	$292	$(100)	$207
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

9. Derivative Instruments (Continued)

Credit-Risk Considerations  The financial integrity of exchange-traded contracts, which are subject to nominal credit risk, is assured by NYMEX or ICE through systems of financial safeguards and transaction guarantees. Over-the-counter traded swaps, options, and futures contracts expose the Company to counterparty credit risk. The Company monitors the creditworthiness of its counterparties, establishes credit limits according to the Company’s credit policies and guidelines and assesses the impact on the fair value of its counterparties’ creditworthiness. The Company has the ability to require cash collateral or letters of credit to mitigate its credit-risk exposure.
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
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from major credit rating agencies declines to a level that is below investment grade. In February 2016, Moody’s downgraded the Company’s long-term debt credit rating from investment grade (Baa2) to below investment grade (Ba1). The downgrade triggered credit-risk-related features with certain derivative counterparties and required the Company to post collateral under its derivative instruments. During the third quarter of 2016, Anadarko negotiated the increase of a credit threshold for an interest-rate derivative. As a result of the increased credit threshold, $200 million of collateral was returned to the Company. No counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.4 billion (net of $117 million of collateral) at December 31, 2016, and $1.3 billion (net of $58 million of collateral) at December 31, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

9. Derivative Instruments (Continued)

Fair Value  Fair value of futures contracts is based on unadjusted quoted prices in active markets for identical assets or liabilities, which represent Level 1 inputs. Valuations of physical-delivery purchase and sale agreements, over-the-counter financial swaps, and commodity option collars are based on similar transactions observable in active markets and industry-standard models that primarily rely on market-observable inputs. Inputs used to estimate fair value in industry-standard models are categorized as Level 2 inputs, because substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments. Inputs used to estimate the fair value of swaps and options include market-price curves; contract terms and prices; credit-risk adjustments; and, for Black-Scholes option valuations, discount factors and implied market volatility.
The following summarizes the fair value of the Company’s derivative assets and liabilities, by input level within the fair-value hierarchy:

millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
December 31, 2016
Assets
Commodity derivatives	$2	$83	$—	$(69)	$—	$16
Interest-rate derivatives	—	31	—	—	—	31
Total derivative assets	$2	$114	$—	$(69)	$—	$47
Liabilities
Commodity derivatives	$(3)	$(213)	$—	$69	$6	$(141)
Interest-rate derivatives	—	(1,376)	—	—	117	(1,259)
Total derivative liabilities	$(3)	$(1,589)	$—	$69	$123	$(1,400)

December 31, 2015
Assets
Commodity derivatives	$10	$460	$—	$(178)	$(8)	$284
Interest-rate derivatives	—	56	—	—	—	56
Total derivative assets	$10	$516	$—	$(178)	$(8)	$340
Liabilities
Commodity derivatives	$(1)	$(179)	$—	$178	$—	$(2)
Interest-rate derivatives	—	(1,542)	—	—	58	(1,484)
Total derivative liabilities	$(1)	$(1,721)	$—	$178	$58	$(1,486)
__________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

10. Tangible Equity Units

In June 2015, the Company issued 9.2 million 7.50% TEUs at a stated amount of $50.00 per TEU and raised net proceeds of $445 million. Each TEU is comprised of a prepaid equity purchase contract for common units of WGP and a senior amortizing note. Subsequent to issuance, each TEU may be legally separated into the two components. The prepaid equity purchase contract is considered a freestanding financial instrument, indexed to WGP common units, and meets the conditions for equity classification.
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

Settlement Rate per Purchase Contract (1)
Applicable Market Value of WGP Common Units (1)	WGP Common Units	APC Shares (if elected)
Exceeds $69.1181 (Threshold Appreciation Price)	0.7234 units (Minimum Settlement Rate)	a number of shares equal to (a) the Minimum Settlement Rate, multiplied by the applicable market value of WGP common units, divided by (b) 98% of the applicable market value of APC Shares
Less than or equal to the Threshold Appreciation Price, but greater than or equal to $57.5901 (Reference Price)	a number of units equal to $50.00, divided by the applicable market value of WGP common units	a number of shares equal to $50.00, divided by 98% of the applicable market value of APC Shares
Less than the Reference Price	0.8682 units (Maximum Settlement Rate)	a number of shares equal to (a) the Maximum Settlement Rate, multiplied by the applicable market value of WGP common units, divided by (b) 98% of the applicable market value of APC Shares
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

10. Tangible Equity Units (Continued)

The WGP common units underlying the purchase contract are currently issued and outstanding, and are owned by a wholly owned subsidiary of Anadarko. In the event Anadarko elects to settle in APC Shares, the number of such shares issued and delivered upon settlement of each purchase contract is subject to adjustment and cannot exceed the APC Share cap of 4.0629 shares under any circumstance. The above fixed settlement rates for WGP common units and the APC Share cap are subject to adjustment upon the occurrence of certain specified dilutive events such as certain increases in the WGP distribution rate or the payment of dividends by Anadarko.

Debt Component Each senior amortizing note has an initial principal amount of $10.95 and bears interest at 1.50% per year. Beginning September 7, 2015, Anadarko began paying equal quarterly cash installments of $0.9375 per amortizing note (except for the September 7, 2015 installment payment, which was $0.9063 per amortizing note). The payments constitute a payment of interest and partial repayment of principal, with the aggregate per-year payments of principal and interest equating to a 7.50% cash payment with respect to each TEU. The senior amortizing notes have a final installment payment date of June 7, 2018, and are senior unsecured obligations of the Company. For activity related to the senior amortizing notes, see Note 11—Debt and Interest Expense.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

11. Debt and Interest Expense

Debt Activity  The following summarizes the Company’s borrowing activity, after eliminating the effect of intercompany transactions:

	Carrying Value
millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated	Description
Balance at December 31, 2014	$2,409	$—	$12,574	$14,983
Issuances	490	—	—	490	WES 3.950% Senior Notes due 2025
	—	—	97	97	TEUs - senior amortizing notes
Borrowings	—	—	1,500	1,500	$5.0 Billion Facility
	—	—	1,800	1,800	364-Day Facility
	400	—	—	400	WES RCF
	—	—	250	250	Commercial paper notes, net (3)
Repayments	—	—	(1,500)	(1,500)	$5.0 Billion Facility
	—	—	(1,800)	(1,800)	364-Day Facility
	(610)	—	—	(610)	WES RCF
	—	—	(16)	(16)	TEUs - senior amortizing notes
Other, net	2	—	52	54	Amortization of discounts, premiums, and debt issuance costs
Balance at December 31, 2015	$2,691	$—	$12,957	$15,648
Issuances	—	—	794	794	4.850% Senior Notes due 2021 (4)
	—	—	1,088	1,088	5.550% Senior Notes due 2026 (4)
	—	—	1,088	1,088	6.600% Senior Notes due 2046 (4)
	495	—	—	495	WES 4.650% Senior Notes due 2026
	203	—	—	203	WES 5.450% Senior Notes due 2044
Borrowings	—	—	1,750	1,750	364-Day Facility
	600	—	—	600	WES RCF
	—	28	—	28	WGP RCF
Repayments	—	—	(1,749)	(1,749)	5.950% Senior Notes due 2016
	—	—	(1,994)	(1,994)	6.375% Senior Notes due 2017
	—	—	(1,750)	(1,750)	364-Day Facility
	(900)	—	—	(900)	WES RCF
	—	—	(250)	(250)	Commercial paper notes, net
	—	—	(34)	(34)	TEUs - senior amortizing notes
Other, net	2	—	59	61	Amortization of discounts, premiums, and debt issuance costs
Balance at December 31, 2016	$3,091	$28	$11,959	$15,078
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

(3)	Includes repayments of $(106) million related to commercial paper notes with maturities greater than 90 days.

(4)	Represent senior notes issued in March 2016.

During the second quarter of 2016, the Company used proceeds from its $3.0 billion March 2016 Senior Notes issuances to purchase and retire $1.250 billion of its $2.0 billion 6.375% Senior Notes due September 2017 pursuant to a tender offer and to redeem its $1.750 billion 5.950% Senior Notes due September 2016. In December 2016, the Company redeemed its remaining $750 million 6.375% Senior Notes due September 2017. The Company recognized losses of $155 million for the early retirement and redemption of these senior notes, which included $144 million of premiums paid.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

11. Debt and Interest Expense (Continued)

Debt  See Note 8—Equity-Method Investments for disclosure regarding Anadarko’s notes payable related to its ownership of certain noncontrolling mandatorily redeemable interests that are not included in the Company’s reported debt balance and do not affect consolidated interest expense. The following summarizes the Company’s outstanding debt, including capital lease obligations, after eliminating the effect of intercompany transactions:

	December 31, 2016
millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated
7.050% Debentures due 2018	$—	$—	$114	$114
TEUs - senior amortizing notes due 2018	—	—	51	51
WES 2.600% Senior Notes due 2018	350	—	—	350
6.950% Senior Notes due 2019	—	—	300	300
8.700% Senior Notes due 2019	—	—	600	600
4.850% Senior Notes due 2021	—	—	800	800
WES 5.375% Senior Notes due 2021	500	—	—	500
WES 4.000% Senior Notes due 2022	670	—	—	670
3.450% Senior Notes due 2024	—	—	625	625
6.950% Senior Notes due 2024	—	—	650	650
WES 3.950% Senior Notes due 2025	500	—	—	500
WES 4.650% Senior Notes due 2026	500	—	—	500
5.550% Senior Notes due 2026	—	—	1,100	1,100
7.500% Debentures due 2026	—	—	112	112
7.000% Debentures due 2027	—	—	54	54
7.125% Debentures due 2027	—	—	150	150
6.625% Debentures due 2028	—	—	17	17
7.150% Debentures due 2028	—	—	235	235
7.200% Debentures due 2029	—	—	135	135
7.950% Debentures due 2029	—	—	117	117
7.500% Senior Notes due 2031	—	—	900	900
7.875% Senior Notes due 2031	—	—	500	500
Zero-Coupon Senior Notes due 2036	—	—	2,360	2,360
6.450% Senior Notes due 2036	—	—	1,750	1,750
7.950% Senior Notes due 2039	—	—	325	325
6.200% Senior Notes due 2040	—	—	750	750
4.500% Senior Notes due 2044	—	—	625	625
WES 5.450% Senior Notes due 2044	600	—	—	600
6.600% Senior Notes due 2046	—	—	1,100	1,100
7.730% Debentures due 2096	—	—	61	61
7.500% Debentures due 2096	—	—	78	78
7.250% Debentures due 2096	—	—	49	49
WGP RCF	—	28	—	28
Total borrowings at face value	$3,120	$28	$13,558	$16,706
Net unamortized discounts, premiums, and debt issuance costs (3)	(29)	—	(1,599)	(1,628)
Total borrowings (4)	3,091	28	11,959	15,078
Capital lease obligations	—	—	245	245
Less short-term debt	—	—	42	42
Total long-term debt	$3,091	$28	$12,162	$15,281

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

11. Debt and Interest Expense (Continued)

	December 31, 2015
millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated
Commercial paper	$—	$—	$250	$250
5.950% Senior Notes due 2016	—	—	1,750	1,750
6.375% Senior Notes due 2017	—	—	2,000	2,000
7.050% Debentures due 2018	—	—	114	114
TEUs - senior amortizing notes due 2018	—	—	85	85
WES 2.600% Senior Notes due 2018	350	—	—	350
6.950% Senior Notes due 2019	—	—	300	300
8.700% Senior Notes due 2019	—	—	600	600
WES 5.375% Senior Notes due 2021	500	—	—	500
WES 4.000% Senior Notes due 2022	670	—	—	670
3.450% Senior Notes due 2024	—	—	625	625
6.950% Senior Notes due 2024	—	—	650	650
WES 3.950% Senior Notes due 2025	500	—	—	500
7.500% Debentures due 2026	—	—	112	112
7.000% Debentures due 2027	—	—	54	54
7.125% Debentures due 2027	—	—	150	150
6.625% Debentures due 2028	—	—	17	17
7.150% Debentures due 2028	—	—	235	235
7.200% Debentures due 2029	—	—	135	135
7.950% Debentures due 2029	—	—	117	117
7.500% Senior Notes due 2031	—	—	900	900
7.875% Senior Notes due 2031	—	—	500	500
Zero-Coupon Senior Notes due 2036	—	—	2,360	2,360
6.450% Senior Notes due 2036	—	—	1,750	1,750
7.950% Senior Notes due 2039	—	—	325	325
6.200% Senior Notes due 2040	—	—	750	750
4.500% Senior Notes due 2044	—	—	625	625
WES 5.450% Senior Notes due 2044	400	—	—	400
7.730% Debentures due 2096	—	—	61	61
7.500% Debentures due 2096	—	—	78	78
7.250% Debentures due 2096	—	—	49	49
WES RCF	300	—	—	300
Total borrowings at face value	$2,720	$—	$14,592	$17,312
Net unamortized discounts, premiums, and debt issuance costs (3)	(29)	—	(1,635)	(1,664)
Total borrowings (4)	2,691	—	12,957	15,648
Capital lease obligations	—	—	20	20
Less short-term debt	—	—	32	32
Total long-term debt	$2,691	$—	$12,945	$15,636
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

(3)
Unamortized discounts, premiums, and debt issuance costs are amortized over the term of the related debt. Debt issuance costs related to revolving credit facilities are included in other current assets and other assets on the Company’s Consolidated Balance Sheets.

(4)	The Company’s outstanding borrowings, except for borrowings under the WGP RCF, are senior unsecured.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

11. Debt and Interest Expense (Continued)

In a 2006 private offering, Anadarko received $500 million of loan proceeds upon issuing the Zero Coupons. The Zero Coupons mature in 2036 and have an aggregate principal amount due at maturity of approximately $2.4 billion, reflecting a yield to maturity of 5.24%. The Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. The accreted value of the outstanding Zero Coupons was $849 million at December 31, 2016. Anadarko’s Zero Coupons were classified as long-term debt on the Company’s Consolidated Balance Sheet at December 31, 2016, as the Company has the ability and intent to refinance these obligations using long-term debt, should the put be exercised.

Scheduled Maturities  Total principal amount of debt maturities related to borrowings for the five years ending December 31, 2021, excluding the potential repayment of the outstanding Zero Coupons that may be put by the holders to the Company annually, were as follows:

	Principal Amount of Debt Maturities
millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated
2017	$—	$—	$34	$34
2018	350	—	131	481
2019	—	28	900	928
2020	—	—	—	—
2021	500	—	800	1,300
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $17.1 billion at December 31, 2016, and $15.7 billion at December 31, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

11. Debt and Interest Expense (Continued)

Anadarko Revolving Credit Facilities and Commercial Paper Program  Anadarko has a $3.0 billion five-year senior unsecured revolving credit facility maturing in January 2021 (Five-Year Facility). In addition, the Company has a $2.0 billion 364-day senior unsecured revolving credit facility (364-Day Facility). In January 2017, the Company extended the maturity date of the 364-Day Facility until 2018.
Borrowings under the Five-Year Facility and the 364-Day Facility (collectively, the Credit Facilities) generally bear interest under one of two rate options, at Anadarko’s election, using either LIBOR (or Euro Interbank Offered Rate in the case of borrowings under the Five-Year Facility denominated in Euro) or an alternate base rate, in each case plus an applicable margin ranging from 0.00% to 1.65% for the Five-Year Facility and 0.00% to 1.675% for the 364-Day Facility. The applicable margin will vary depending on Anadarko’s credit ratings.
The Credit Facilities contain certain customary affirmative and negative covenants, including a financial covenant requiring maintenance of a consolidated indebtedness to total capitalization ratio of no greater than 65% (excluding the effect of non-cash write-downs), and limitations on certain secured indebtedness, sale-and-leaseback transactions, and mergers and other fundamental changes. At December 31, 2016, the Company had no outstanding borrowings under the Credit Facilities and was in compliance with all related covenants.
In January 2015, the Company initiated a commercial paper program, which allows for a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Five-Year Facility. The maturities of the commercial paper notes may vary, but may not exceed 397 days. In February 2016, Moody’s downgraded the Company’s commercial paper program credit rating, which eliminated the Company’s access to the commercial paper market. The Company has not issued commercial paper notes since the downgrade and had no outstanding borrowings under the commercial paper program at December 31, 2016.

WES and WGP Borrowings  In July 2016, WES completed a public offering of $500 million aggregate principal amount of 4.650% Senior Notes due July 2026. Net proceeds were used to repay a portion of the amount outstanding under WES’s $1.2 billion five-year senior unsecured revolving credit facility previously maturing in February 2019 (WES RCF), which is expandable to $1.5 billion. In October 2016, WES completed a public offering of $200 million aggregate principal amount of 5.450% Senior Notes due April 2044. Net proceeds were primarily used to repay amounts outstanding under the WES RCF, and the remaining proceeds were used for general partnership purposes, including capital expenditures. In December 2016, WES amended the WES RCF to extend the maturity date to February 2020.
Borrowings under the WES RCF bear interest at LIBOR plus an applicable margin ranging from 0.975% to 1.45% depending on WES’s credit rating, or the greatest of (i) rates at a margin above the one-month LIBOR, (ii) the federal funds rate, or (iii) prime rates offered by certain designated banks. At December 31, 2016, WES had no outstanding borrowings under its RCF, had outstanding letters of credit of $5 million, and had available borrowing capacity of $1.195 billion. At December 31, 2016, WES was in compliance with all related covenants.
In March 2016, WGP entered into a $250 million three-year senior secured revolving credit facility maturing in March 2019 (WGP RCF), which is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. Obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES), as well as all equity interests owned by WGP. Borrowings under the WGP RCF bear interest at LIBOR (with a floor of 0%), plus applicable margins ranging from 2.00% to 2.75% depending on WGP’s consolidated leverage ratio, or at a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%, in each case plus applicable margins ranging from 1.00% to 1.75% based upon WGP’s consolidated leverage ratio. At December 31, 2016, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 2.77%, had available borrowing capacity of $222 million, and was in compliance with all related covenants.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

11. Debt and Interest Expense (Continued)

Capital Lease Obligations  Construction of a FPSO for the Company’s TEN field in Ghana commenced in 2013. The Company recognized an asset and related obligation for its approximate 19% nonoperated working interest share during the construction period. Upon completion of the construction in the third quarter of 2016, the Company reported the asset and related obligation as a capital lease of $225 million for the Company’s proportionate share of the fair value of the FPSO. The FPSO lease provides for an initial term of 10 years with annual renewal periods for an additional 10 years, annual purchase options that decrease over time, and no residual value guarantees. The capital lease asset will be depreciated over the estimated proved reserves of the TEN field using the UOP method, with the associated depreciation included in DD&A in the Company’s Consolidated Statement of Income. The capital lease obligation will be accreted to the present value of the minimum lease payments using the effective interest method. The Company expects to make the first payment related to the FPSO in the first quarter of 2017.
At December 31, 2016, future minimum lease payments related to the Company’s capital leases were:

millions
2017	$57
2018	42
2019	42
2020	43
2021	42
Remaining years	391
Total future minimum lease payments	$617
Less portion representing imputed interest	372
Capital lease obligations	$245

Interest Expense  The following summarizes interest expense for the years ended December 31:

millions	2016	2015	2014
Debt and other	$1,022	$989	$973
Capitalized interest	(132)	(164)	(201)
Total interest expense	$890	$825	$772

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

12. Income Taxes

The following summarizes components of income tax expense (benefit) for the years ended December 31:

millions	2016	2015	2014
Current
Federal	$(140)	$(177)	$188
State	(1)	(18)	2
Foreign	378	495	1,574
	237	300	1,764
Deferred
Federal	(1,020)	(2,929)	(389)
State	(148)	(145)	27
Foreign	(90)	(103)	215
	(1,258)	(3,177)	(147)
Total income tax expense (benefit)	$(1,021)	$(2,877)	$1,617

Total income taxes differed from the amounts computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes. The following summarizes the sources of these differences for the years ended December 31:

millions except percentages	2016	2015	2014
Income (loss) before income taxes
Domestic	$(3,728)	$(9,155)	$(3,564)
Foreign	(101)	(534)	3,618
Total	$(3,829)	$(9,689)	$54
U.S. federal statutory tax rate	35%	35%	35%
Tax computed at the U.S. federal statutory rate	$(1,340)	$(3,391)	$19
Adjustments resulting from
State income taxes (net of federal income tax benefit)	(108)	(81)	(11)
Tax impact from foreign operations	80	299	62
Non-deductible Algerian exceptional profits tax	106	102	193
Net changes in uncertain tax positions	90	54	1,427
(Income) loss attributable to noncontrolling interests	(92)	42	(66)
Dispositions of non-deductible goodwill	205	62	21
Other, net	38	36	(28)
Total income tax expense (benefit)	$(1,021)	$(2,877)	$1,617
Effective tax rate	27%	30%	2,994%

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

12. Income Taxes (Continued)

The following summarizes components of total deferred taxes at December 31:

millions	2016	2015
Federal	$(3,805)	$(4,721)
State, net of federal	(173)	(248)
Foreign	(332)	(431)
Total deferred taxes	$(4,310)	$(5,400)

The following summarizes tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31:

millions	2016	2015
Deferred tax liabilities
Oil and gas exploration and development operations	$(5,054)	$(5,643)
Midstream and other depreciable properties	(870)	(1,049)
Mineral operations	(550)	(492)
Other	(147)	(470)
Gross long-term deferred tax liabilities	(6,621)	(7,654)
Deferred tax assets
Foreign and state net operating loss carryforwards	648	586
U.S. foreign tax credit carryforwards	1,834	1,254
Compensation and benefit plans	672	615
Mark to market on derivatives	324	441
Other	588	761
Gross long-term deferred tax assets	4,066	3,657
Valuation allowances on deferred tax assets not expected to be realized	(1,755)	(1,403)
Net long-term deferred tax assets	2,311	2,254
Total deferred taxes	$(4,310)	$(5,400)

The valuation allowance primarily relates to U.S. foreign tax credit carryforwards and foreign and state net operating loss carryforwards, which reduces the Company’s net deferred tax asset to an amount that will more likely than not be realized within the carryforward period.
The following summarizes changes in the balance of valuation allowances on deferred tax assets:

millions	2016	2015	2014
Balance at January 1	$(1,403)	$(864)	$(818)
Changes due to U.S. foreign tax credits	(477)	(384)	11
Changes due to foreign and state net operating loss carryforwards	13	10	64
Changes due to foreign capitalized costs	112	(165)	(121)
Balance at December 31	$(1,755)	$(1,403)	$(864)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

12. Income Taxes (Continued)

Tax carryforwards available for use on future income tax returns, prior to valuation allowance, at December 31, 2016, were as follows:

millions	Domestic	Foreign	Expiration
Net operating loss—foreign	$—	$1,498	2017 - Indefinite
Net operating loss—state	$4,888	$—	2017-2036
Foreign tax credits	$1,834	$—	2023-2027
Texas margins tax credit	$34	$—	2026

The following summarizes taxes receivable (payable) related to income tax expense (benefit) at December 31:

millions
Balance Sheet Classification	2016	2015
Income taxes receivable
Accounts receivable—other	$180	$1,046
Other assets	67	61
	247	1,107
Income taxes (payable)
Accrued expense	(6)	(9)
Total net income taxes receivable (payable)	$241	$1,098

Changes in the balance of unrecognized tax benefits excluding interest and penalties on uncertain tax positions were as follows:

	Assets (Liabilities)
millions	2016	2015	2014
Balance at January 1	$(1,780)	$(1,687)	$(147)
Increases related to prior-year tax positions	(86)	(99)	(11)
Decreases related to prior-year tax positions	436	89	39
Increases related to current-year tax positions	(26)	(263)	(1,568)
Settlements	—	180	—
Balance at December 31	$(1,456)	$(1,780)	$(1,687)

Included in the 2016 ending balance of unrecognized tax benefits presented above are potential benefits of $1.424 billion, of which, if recognized, $1.397 billion would affect the effective tax rate on income. Also included in the 2016 ending balance are benefits of $33 million related to tax positions for which the ultimate deductibility is highly certain, but the timing of such deductibility is uncertain.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

12. Income Taxes (Continued)

As of December 31, 2016, the Company had recorded a total tax benefit of $576 million related to the Tronox-related contingent liability. This benefit is net of a $1.3 billion uncertain tax position due to the uncertainty related to the deductibility of the settlement payment. It is reasonably possible that the amount of the uncertain tax position related to the settlement could change, perhaps materially. See Note 16—Contingencies—Tronox Litigation.
Income tax audits and the Company’s acquisition and divestiture activity have given rise to tax disputes in U.S. and foreign jurisdictions. See Note 16—Contingencies—Other Litigation. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $50 million to $100 million due to settlements with taxing authorities or lapse in statutes of limitation. With the exception of the deductibility of the Tronox settlement payment discussed above, management does not believe that the final resolution of outstanding tax audits and litigation will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
The Company had accrued approximately $31 million of interest related to uncertain tax positions at December 31, 2016, and $11 million at December 31, 2015. The Company recognized interest and penalties in income tax expense (benefit) of $21 million during 2016 and $2 million during 2015.
Anadarko is subject to audit by tax authorities in the U.S. federal, state, and local tax jurisdictions as well as in various foreign jurisdictions. The following lists the tax years subject to examination by major tax jurisdiction:

Tax Years
United States	2012-2015
Algeria	2012-2015
Ghana	2006-2015

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

millions	2016	2015
Carrying amount at January 1	$2,059	$2,053
Liabilities acquired (1)	813	—
Liabilities incurred	93	104
Property dispositions	(88)	(108)
Liabilities settled	(225)	(298)
Accretion expense	100	102
Revisions in estimated liabilities	179	206
Carrying amount at December 31	$2,931	$2,059
__________________________________________________________________

(1)	In December 2016, the Company closed the GOM Acquisition. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale for additional information.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

14. Conveyance of Future Hard Minerals Royalty Revenues

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
During the year ended December 31, 2016, the Company amortized $37 million of deferred revenues as a result of this agreement. The Company made the first semi-annual payment of $25 million for royalties in 2016. The following summarizes the remaining amounts that the Company expects to pay, prior to the potential 3% to 4% of any excess described above:

millions
2017	$50
2018	50
2019	52
2020	56
2021	57
Later years	263
Total	$528

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

15. Commitments

Operating Leases  At December 31, 2016, the Company had $1.2 billion in long-term drilling rig commitments that are accounted for as operating leases. The Company also had $320 million of various commitments under non-cancelable operating lease agreements for production platforms and equipment, buildings, facilities, compressors, aircraft, and vessels. These operating leases expire at various dates through 2026. Certain of these operating leases contain residual value guarantees at the end of the lease term of $82 million at December 31, 2016. No liability was accrued for residual value guarantees. In addition, these operating leases include options to purchase the leased property during or at the end of the lease term for the fair market value or other specified amount at that time. The following summarizes future minimum lease payments under operating leases at December 31, 2016:

millions
2017	$673
2018	480
2019	234
2020	81
2021	29
Later years	23
Total future minimum lease payments	$1,520

Anadarko has entered into various agreements to secure drilling rigs necessary to support the execution of its drilling plans over the next several years. The table of future minimum lease payments above includes $1.15 billion related to five offshore drilling vessels and $50 million related to certain contracts for U.S. onshore drilling rigs. Lease payments associated with the drilling of exploratory wells and development wells net of amounts billed to partners will initially be capitalized as a component of oil and gas properties, and either depreciated or impaired in future periods or written off as exploration expense.
Total rent expense, net of sublease income and amounts capitalized, amounted to $73 million in 2016, $77 million in 2015, and $85 million in 2014. Total rent expense included contingent rent expense related to transportation and processing fees of $6 million in 2016, $17 million in 2015, and $22 million in 2014.

Other Commitments  Anadarko has various long-term contractual commitments pertaining to oil and natural-gas activities such as work-related commitments for drilling wells, obtaining and processing seismic data, and fulfilling rig commitments. Anadarko also enters into various processing, transportation, storage, and purchase agreements to access markets and provide flexibility to sell its oil, natural gas, and NGLs in certain areas. These agreements expire at various dates through 2033. The following summarizes the gross aggregate future payments under these contracts at December 31, 2016:

millions
2017	$1,328
2018	1,207
2019	1,001
2020	934
2021	677
Later years	1,224
Total future minimum lease payments (1)	$6,371
__________________________________________________________________

(1)	Excludes purchase commitments for jointly owned fields and facilities for which the Company is not the operator.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

16. Contingencies

Litigation  The Company is a defendant in a number of lawsuits, is involved in governmental proceedings, and is subject to regulatory controls arising in the ordinary course of business, including personal injury claims; property damage claims; title disputes; tax disputes; royalty claims; contract claims; contamination claims relating to oil and gas exploration, production, transportation, and processing; and environmental claims, including claims involving assets owned by acquired companies and claims involving assets previously sold to third parties and no longer a part of the Company’s current operations. The Company’s Consolidated Balance Sheets include liabilities of $7 million at December 31, 2016, and $269 million at December 31, 2015, for litigation-related contingencies. Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. While the ultimate outcome and impact on the Company cannot be predicted with certainty, after consideration of recorded expense and liability accruals, management believes that the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Deepwater Horizon Events  In April 2010, the Macondo well in the Gulf of Mexico blew out and an explosion occurred on the Deepwater Horizon drilling rig, resulting in an oil spill. The well was operated by BP Exploration and Production Inc. (BP) and Anadarko held a 25% nonoperated interest. In October 2011, the Company and BP entered into a settlement agreement, mutual releases, and agreement to indemnify relating to the Deepwater Horizon events (Settlement Agreement) under which the Company paid $4.0 billion in cash and transferred its interest in the Macondo well and the Mississippi Canyon Block 252 to BP. Pursuant to the Settlement Agreement, the Company is fully indemnified by BP against all claims, causes of action, losses, costs, expenses, liabilities, damages or judgments of any kind arising out of the Deepwater Horizon events, related damage claims arising under the Oil Pollution Act of 1990 (OPA), claims for natural resource damages (NRD) and assessment costs, and any claims arising under the Operating Agreement with BP. This indemnification is guaranteed by BP Corporation North America Inc. (BPCNA) and, in the event that the net worth of BPCNA declines below an agreed upon amount, BP p.l.c. has agreed to become the sole guarantor. Under the Settlement Agreement, BP does not indemnify the Company against penalties and fines, punitive damages, shareholder derivative or securities laws claims, or certain other claims.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

16. Contingencies (Continued)

Penalties and Fines  In December 2010, the DOJ on behalf of the United States, filed a civil lawsuit in the Louisiana District Court against several parties, including the Company, seeking an assessment of civil penalties under the Clean Water Act (CWA) in an amount to be determined by the Louisiana District Court. After previously finding that Anadarko, as a nonoperating investor in the Macondo well, was not culpable with respect to the Deepwater Horizon events, the Louisiana District Court found Anadarko liable for civil penalties under Section 311 of the CWA as a working-interest owner in the Macondo well and entered a judgment of $159.5 million in December 2015. Neither party appealed the decision and the Company paid the penalty in the first quarter of 2016.

Tronox Litigation  In August 2006, Anadarko acquired all of the stock of Kerr-McGee Corporation. In January 2009, Tronox, a former subsidiary of Kerr-McGee Corporation which completed an IPO in November 2005 (Tronox), and certain of Tronox’s subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. In May 2009, Tronox and certain of its affiliates filed a lawsuit against Anadarko and Kerr-McGee Corporation and certain of its subsidiaries (collectively, Kerr-McGee) asserting several claims, including claims for actual and constructive fraudulent conveyance (Adversary Proceeding). Tronox alleged, among other things, that it was insolvent or undercapitalized at the date of its IPO and sought, among other things, to recover damages in excess of $18.85 billion from Kerr-McGee and Anadarko as well as interest and attorneys’ fees and costs.
The U.S. government intervened in the Adversary Proceeding, and in May 2009 asserted separate claims against Anadarko and Kerr-McGee under the Federal Debt Collection Procedures Act (FDCPA Complaint). Pursuant to Tronox’s Plan of Reorganization, a litigation trust (Litigation Trust) pursued the Adversary Proceeding against the Company.
On April 3, 2014, Anadarko and Kerr-McGee entered into a settlement agreement with the Litigation Trust and the U.S. government (on behalf of itself and certain U.S. government agencies) to resolve all claims asserted in the Adversary Proceeding and FDCPA Complaint for $5.15 billion, which represents principal of approximately $3.98 billion plus 6% interest from the filing of the Adversary Proceeding on May 12, 2009, through April 3, 2014. In addition, the Company agreed to pay interest on the above amount from April 3, 2014, through the payment of the settlement. In January 2015, the Company paid $5.2 billion after the settlement agreement became effective.
Anadarko recognized Tronox-related contingent losses of $850 million in the fourth quarter of 2013 and $4.3 billion in the first quarter of 2014. In addition, Anadarko recognized settlement-related interest expense, included in Tronox-related contingent loss in the Company’s Consolidated Statements of Income, of $60 million during 2014 and $5 million during the first quarter of 2015. At December 31, 2016 and 2015, there was no Tronox-related contingent liability on the Company’s Consolidated Balance Sheet. For information on the tax effects of the Tronox settlement agreement, see Note 12—Income Taxes.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

16. Contingencies (Continued)

Other Litigation  In December 2008, Anadarko sold its interest in the Peregrino heavy-oil field offshore Brazil. The Company is currently litigating a dispute with the Brazilian tax authorities regarding the tax rate applicable to the transaction. In December 2008, the Company deposited the amount of tax originally in dispute in a Brazilian real-denominated judicially-controlled Brazilian bank account pending final resolution of the matter. At December 31, 2016, the deposit of $104 million is included in other assets on the Company’s Consolidated Balance Sheet.
In July 2009, the lower judicial court ruled in favor of the Brazilian tax authorities. The Company appealed this decision to the Brazilian Regional courts, which upheld the lower court’s ruling in favor of the Brazilian tax authorities in December 2011. In April 2012, the Company filed simultaneous appeals to the Brazilian Superior Court and the Brazilian Supreme Court. The appeal to the Brazilian Supreme Court has been stayed pending a decision in the Superior Court appeal.
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
The Company believes that it will more likely than not prevail in the Brazilian Superior Court and the Brazilian Supreme Court. Therefore, no tax liability has been recorded for Peregrino divestiture-related litigation at December 31, 2016. The Company continues to vigorously defend its position in Brazilian courts.

Guarantees and Indemnifications  The Company provides certain indemnifications in relation to asset dispositions. These indemnifications typically relate to disputes, litigation, or tax matters existing at the date of disposition. In 2013, as a result of a Chapter 11 bankruptcy declaration by a third party, the Department of the Interior ordered Anadarko to perform the decommissioning of a production facility and related wells, which were previously sold to the third party. At December 31, 2015, the Company had a decommissioning obligation recorded of $116 million. Anadarko completed the decommissioning obligations, and at December 31, 2016, the Company had no remaining liability recorded.

Environmental Matters  Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. The Company’s Consolidated Balance Sheets include liabilities for remediation and reclamation obligations of $118 million at December 31, 2016, and $145 million at December 31, 2015. The current portion of these amounts was included in accounts payable and the long-term portion of these amounts was included in other long-term liabilities—other on the Company’s Consolidated Balance Sheets. The Company continually monitors remediation and reclamation processes and adjusts its liability for these obligations as necessary.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

17. Restructuring Charges

In the first quarter of 2016, the Company initiated a workforce reduction program to align the size and composition of its workforce with its expected future operating and capital plans. Employee notifications related to the workforce reduction program were completed by June 30, 2016. All restructuring charges were recognized in 2016, with the exception of an estimated $42 million of settlement expense for retirement benefits to be recognized in 2017. The 2017 settlement expense is expected to be triggered by lump-sum payments to terminated participants and the amount could vary depending on market conditions and participant elections. The following summarizes the total expected restructuring charges and the amounts expensed during the year ended December 31, 2016, which are included in general and administrative expenses in the Company’s Consolidated Statements of Income:

millions	Total Expected Costs	Year Ended December 31, 2016
Costs by category
Cash severance	$153	$153
Retirement benefits (1)	239	197
Share-based compensation	39	39
Total	$431	$389
__________________________________________________________________

(1)	Includes termination benefits, curtailments, and settlements. See Note 18—Pension Plans and Other Postretirement Benefits.

The following summarizes the changes in the cash severance-related liability included in accounts payable on the Company’s Consolidated Balance Sheet:

millions	2016
Balance at January 1	$—
Accruals	153
Payments	(145)
Balance at December 31	$8

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

18. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans

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
The following sets forth changes in the benefit obligations and fair value of plan assets for the Company’s pension and other postretirement benefit plans for the years ended December 31, 2016 and 2015, as well as the funded status of the plans and amounts recognized in the financial statements at December 31, 2016 and 2015:

	Pension Benefits		Other Benefits
millions	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$2,431	$2,528	$266	$373
Service cost	99	118	3	9
Interest cost	95	101	12	15
Plan amendments	—	—	—	(89)
Actuarial (gain) loss (1)	211	(115)	34	(27)
Participant contributions	—	—	4	5
Benefit payments	(513)	(194)	(23)	(20)
Foreign-currency exchange-rate changes	(22)	(7)	—	—
Benefit obligation at end of year (2)	$2,301	$2,431	$296	$266
Change in plan assets
Fair value of plan assets at beginning of year	$1,674	$1,818	$—	$—
Actual return on plan assets	107	16	—	—
Employer contributions	101	43	19	15
Participant contributions	—	—	4	5
Benefit payments	(513)	(194)	(23)	(20)
Foreign-currency exchange-rate changes	(29)	(9)	—	—
Fair value of plan assets at end of year	$1,340	$1,674	$—	$—

Funded status of the plans at end of year	$(961)	$(757)	$(296)	$(266)

Total recognized amounts in the balance sheet consist of
Other assets	$44	$41	$—	$—
Accrued expenses	(66)	(24)	(23)	(16)
Other long-term liabilities—other	(939)	(774)	(273)	(250)
Total	$(961)	$(757)	$(296)	$(266)

Total recognized amounts in accumulated other comprehensive income consist of
Prior service cost (credit)	$—	$(1)	$(50)	$(84)
Net actuarial (gain) loss	616	655	—	(25)
Total	$616	$654	$(50)	$(109)
__________________________________________________________________

(1)
Includes $44 million of termination benefits, $2 million related to curtailment for pension, and $9 million related to curtailment for other benefits at December 31, 2016, associated with the Company’s workforce reduction program initiated in the first quarter of 2016. See Note 17—Restructuring Charges.

(2)	The accumulated benefit obligation for all defined-benefit pension plans was $2.0 billion at December 31, 2016 and $2.1 billion at December 31, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

18. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans (Continued)

The following summarizes the Company’s defined-benefit pension plans with accumulated benefit obligations in excess of plan assets for the years ended December 31:

millions	2016	2015
Projected benefit obligation	$2,175	$2,309
Accumulated benefit obligation	1,866	1,954
Fair value of plan assets	1,171	1,511

The following summarizes the Company’s pension and other postretirement benefit cost for the years ended December 31:

	Pension Benefits			Other Benefits
millions	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost
Service cost	$99	$118	$99	$3	$9	$7
Interest cost	95	101	99	12	15	15
Expected (return) loss on plan assets	(97)	(109)	(106)	—	—	—
Amortization of net actuarial loss (gain)	42	52	34	—	—	(7)
Amortization of net prior service cost (credit)	—	—	—	(25)	(4)	—
Settlement expense (1)	146	11	—	—	—	—
Termination benefits expense (1)	44	—	—	—	—	—
Curtailment expense (1)	8	—	—	—	—	—
Net periodic benefit cost	$337	$173	$126	$(10)	$20	$15
__________________________________________________________________

(1)
During 2016, settlement expenses, termination benefits expense, and curtailment expense primarily relate to the workforce reduction program initiated in the first quarter of 2016. See Note 17—Restructuring Charges.

The following summarizes the amounts recognized in other comprehensive income (before tax benefit) for the years ended December 31:

	Pension Benefits			Other Benefits
millions	2016	2015	2014	2016	2015	2014
Amounts recognized in other comprehensive income (expense)
Net actuarial gain (loss)	$(150)	$22	$(333)	$(25)	$27	$(72)
Amortization of net actuarial (gain) loss	188	63	34	—	—	(7)
Net prior service (cost) credit	—	—	—	—	89	—
Amortization of net prior service cost (credit)	—	—	—	(34)	(4)	—
Total amounts recognized in other comprehensive income (expense)	$38	$85	$(299)	$(59)	$112	$(79)

The Company amortizes prior service costs (credits) on a straight-line basis over the average remaining service period of employees expected to receive benefits under each plan. Actuarial gains and losses that exceed 10% of the greater of the projected benefit obligation and the market-related value of assets are amortized over the average remaining service period of participating employees expected to receive benefits under each plan. In 2017, an estimated $20 million of net actuarial loss and $24 million of net prior service credit for the pension and other postretirement plans will be amortized from accumulated other comprehensive income into net periodic benefit cost.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

18. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans (Continued)

Defined-benefit plan obligations and costs are actuarially determined, incorporating the use of various assumptions. Critical assumptions for pension and other postretirement plans include the discount rate, the expected long-term rate of return on plan assets (for funded pension plans), the rate of future compensation increases, and inflation (for postretirement plans). Other assumptions involve demographic factors such as retirement age, mortality, and turnover. The Company evaluates and updates its actuarial assumptions at least annually.
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
The following summarizes the weighted-average assumptions used by the Company in determining the pension and other postretirement benefit obligations and net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Benefit obligation assumptions
Discount rate	4.06%	4.50%	4.00%	4.26%	5.00%	4.25%
Rates of increase in compensation levels	5.40%	5.25%	5.25%	5.48%	5.50%	5.25%
Net periodic benefit cost assumptions
Discount rate	4.62%	4.00%	4.75%	5.00%	4.25%	5.25%
Long-term rate of return on plan assets	6.77%	6.75%	6.75%	N/A	N/A	N/A
Rates of increase in compensation levels	5.34%	5.25%	5.00%	5.41%	5.25%	5.25%

An annual rate of increase indexed to the Consumer Price Index is assumed for purposes of measuring other postretirement benefit obligations. A rate of 2.00% at December 31, 2016, and 1.75% at December 31, 2015, was assumed for purposes of measuring other postretirement benefit obligations.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

18. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans (Continued)

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
Although investment managers may, at their discretion and within investment guidelines, invest in Anadarko securities, there are no direct investments in Anadarko securities included in plan assets. There may be, however, indirect investments in Anadarko securities through the plans’ collective fund investments. The expected long-term rate of return on plan assets assumption was determined using the year-end 2016 pension investment balances by asset class and expected long-term asset allocation. The expected return for each asset class reflects capital-market projections formulated using a forward-looking building-block approach while also taking into account historical return trends and current market conditions. Equity returns generally reflect long-term expectations of real earnings growth, dividend yield, and inflation. Returns on fixed-income securities are generally developed based on expected inflation, real bond yield, and risk spread (as appropriate), adjusted for the expected effect that changing yields have on the rate of return. Other asset-class returns are derived from their relationship to the equity and fixed-income markets.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

18. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans (Continued)

Investments in securities traded in active markets are measured based on unadjusted quoted prices, which represent Level 1 inputs. Investments based on Level 2 inputs include direct investments in corporate debt and other fixed-income securities. Investments included as Level 3 inputs are not observable from objective sources.
The fair value of the Company’s pension plan assets by asset class and input level within the fair-value hierarchy were as follows:

millions
December 31, 2016	Level 1	Level 2	Level 3 (3)	Total
Investments
Cash and cash equivalents	$2	$—	$—	$2
Fixed income
Mortgage-backed securities	—	1	—	1
Other fixed-income securities	59	32	—	91
Equity securities
Domestic	248	—	—	248
International	99	—	—	99
Other
Real estate	—	—	10	10
Other	—	28	—	28
Investments measured at net asset value (1)	—	—	—	861
Total investments (2)	$408	$61	$10	$1,340

December 31, 2015
Investments
Cash and cash equivalents	$5	$—	$—	$5
Fixed income
Mortgage-backed securities	—	1	—	1
U.S. government securities	—	1	—	1
Other fixed-income securities	46	32	—	78
Equity securities
Domestic	330	—	—	330
International	130	—	—	130
Other
Real estate	—	—	13	13
Hedge funds	7	—	—	7
Other	—	30	—	30
Investments measured at net asset value (1)	—	—	—	1,081
Total investments (2)	$518	$64	$13	$1,676
Liabilities
Hedge funds	$(3)	$—	$—	$(3)
Total liabilities	$(3)	$—	$—	$(3)
__________________________________________________________________

(1)
Certain investments measured at fair value using the net asset value per share (or its equivalent) have not been categorized in the fair value hierarchy. Amounts presented in this table are intended to reconcile the fair value hierarchy to the pension plan assets.

(2)	Amount excludes receivables and payables, primarily related to Level 1 investments.

(3)
The changes in level 3 investments of $(3) million for the year ended December 31, 2016, and $1 million for the year ended December 31, 2015, were attributable to the actual return on plan assets still held at the reporting date.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

18. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans (Continued)

Cash Contributions and Expected Benefit Payments While reported benefit obligations exceed the fair value of pension and other postretirement plan assets at December 31, 2016, the Company monitors the status of its funded pension plans to ensure that plan funds are sufficient to continue paying benefits. Contributions to funded plans increase plan assets, while contributions to unfunded plans are used to fund current benefit payments.
The following summarizes the Company’s contributions for 2016 and expected contributions for 2017:

millions	Expected 2017	2016
Funded pension plans	$140	$3
Unfunded pension plans	67	98
Unfunded other postretirement plans	24	19
Total	$231	$120

The following summarizes estimated benefit payments for the next 10 years, including benefit increases due to continuing employee service:

millions	Pension Benefit Payments	Other Benefit Payments
2017	$302	$24
2018	147	20
2019	166	20
2020	164	20
2021	171	19
2022-2026	1,009	93

Defined-Contribution Plans  The Company maintains several defined-contribution benefit plans, the most significant of which is the Anadarko Employee Savings Plan (ESP). All regular employees of the Company on its U.S. payroll are eligible to participate in the ESP by making elective contributions that are matched by the Company, subject to certain limitations. The Company recognized expense related to these plans of $64 million for 2016, and $76 million for both 2015 and 2014.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

19. Stockholders’ Equity

Common Stock  In September 2016, the Company completed a public offering of 40.5 million shares of its common stock at a price of $53.23 per share. Net proceeds of $2.16 billion from this equity issuance were primarily used to fund the GOM Acquisition. The remaining net proceeds were used for general corporate purposes. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale. The following summarizes the changes in the Company’s outstanding shares of common stock:

millions	2016	2015	2014
Shares of common stock issued
Shares at January 1	528	526	523
Exercise of stock options	1	1	2
Issuance of common stock	41	—	—
Issuance of restricted stock	2	1	1
Shares at December 31	572	528	526
Shares of common stock held in treasury
Shares at January 1	20	19	19
Shares received for restricted stock vested and stock options exercised	1	1	—
Shares at December 31	21	20	19
Shares of common stock outstanding at December 31	551	508	507

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
The following provides a reconciliation between basic and diluted EPS attributable to common stockholders for the years ended December 31:

millions except per-share amounts	2016	2015	2014
Net income (loss)
Net income (loss) attributable to common stockholders	$(3,071)	$(6,692)	$(1,750)
Income (loss) effect of TEUs	(6)	—	—
Less distributions on participating securities	1	3	4
Basic	$(3,078)	$(6,695)	$(1,754)
Income (loss) effect of TEUs	(1)	—	—
Diluted	$(3,079)	$(6,695)	$(1,754)
Shares
Average number of common shares outstanding—basic	522	508	506
Average number of common shares outstanding—diluted	522	508	506
Excluded due to anti-dilutive effect	11	11	11
Net income (loss) per common share
Basic	$(5.90)	$(13.18)	$(3.47)
Diluted	$(5.90)	$(13.18)	$(3.47)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

20. Accumulated Other Comprehensive Income (Loss)

The following summarizes the after-tax changes in the balances of accumulated other comprehensive income (loss):

millions	Interest-rate Derivatives Previously Subject to Hedge Accounting	Pension and Other Postretirement Plans	Total
Balance at December 31, 2013	$(54)	$(231)	$(285)
Other comprehensive income (loss), before reclassifications	—	(256)	(256)
Reclassifications to Consolidated Statement of Income	6	18	24
Net other comprehensive income (loss)	6	(238)	(232)
Balance at December 31, 2014	$(48)	$(469)	$(517)
Other comprehensive income (loss), before reclassifications	—	87	87
Reclassifications to Consolidated Statement of Income	6	41	47
Net other comprehensive income (loss)	6	128	134
Balance at December 31, 2015	$(42)	$(341)	$(383)
Other comprehensive income (loss), before reclassifications	—	(107)	(107)
Reclassifications to Consolidated Statement of Income	5	94	99
Net other comprehensive income (loss)	5	(13)	(8)
Balance at December 31, 2016	$(37)	$(354)	$(391)

21. Share-Based Compensation

At December 31, 2016, 34 million shares of the 42 million shares of Anadarko common stock authorized for awards under active share-based compensation plans remained available for future issuance. The Company generally issues new shares to satisfy awards under employee share-based payment plans. The number of shares available is reduced by awards granted. The following summarizes share-based compensation expense for the years ended December 31:

millions	2016	2015	2014
Restricted stock (1)	$175	$157	$144
Stock options (1)	20	19	21
Other equity-classified awards	2	1	1
Value creation plan	—	(4)	136
Performance-based unit awards (1)	38	(1)	23
Pretax share-based compensation expense	$235	$172	$325
Income tax benefit	$86	$64	$120
__________________________________________________________________

(1)
Includes restructuring charges of $31 million for restricted stock, $1 million for stock options, and $7 million for performance-based unit awards in 2016. See Note 17—Restructuring Charges for further discussion.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

21. Share-Based Compensation (Continued)

Cash flows from financing activities included excess tax benefits related to share-based compensation of zero in 2016, $6 million in 2015, and $22 million in 2014. Cash received from stock option exercises was $30 million in 2016, $28 million in 2015, and $99 million in 2014.

Equity-Classified Awards

Restricted Stock  Certain employees may be granted restricted stock in the form of restricted stock awards or restricted stock units. Restricted stock is subject to forfeiture restrictions and cannot be sold, transferred, or disposed of during the restriction period. The holders of restricted stock awards have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends or other distributions paid with respect to the shares. A restricted stock unit is equivalent to a restricted stock award except that unit holders do not have the right to vote. Restricted stock vests over service periods ranging from the date of grant generally up to three years and is not considered issued and outstanding for accounting purposes until vested.
Non-employee directors are granted deferred shares, which are also considered restricted stock, that are held in a grantor trust by the Company until payable. Non-employee directors may receive these shares in a lump-sum payment or in annual installments.
The following summarizes the Company’s restricted stock activity:

	Shares (millions)	Weighted-Average Grant-Date Fair Value (per share)
Non-vested at January 1, 2016	3.98	$82.39
Granted	3.11	$52.03
Vested	(2.43)	$81.19
Forfeited	(0.12)	$63.78
Non-vested at December 31, 2016	4.54	$62.74

The weighted-average grant-date fair value per share of restricted stock granted was $79.40 during 2015 and $87.42 during 2014. The total fair value of restricted shares vested was $114 million during 2016, $141 million during 2015, and $132 million during 2014, based on the market price at the vesting date. At December 31, 2016, total unrecognized compensation cost related to restricted stock of $188 million is expected to be recognized over a weighted-average remaining service period of 2.0 years.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

21. Share-Based Compensation (Continued)

Stock Options  Certain employees may be granted nonqualified options to purchase shares of Anadarko common stock with an exercise price equal to, or greater than, the fair market value of Anadarko common stock on the date of grant. These stock options generally vest over three years from the date of grant and terminate at the earlier of the date of exercise or seven years from the date of grant.
The fair value of stock option awards is determined using the Black-Scholes option-pricing model with the following assumptions:

•	Expected life—Based on historical exercise behavior.

•	Volatility—Based on an average of historical volatility over the expected life of an option and the 12-month average implied volatility.

•	Risk-free interest rates—Based on the U.S. Treasury rate over the expected life of an option.

•	Dividend yield—Based on a 12-month average dividend yield, taking into account the Company’s expected dividend policy over the expected life of an option.

•	Expected forfeiture—Based on historical forfeiture experience.
The Company used the following weighted-average assumptions to estimate the fair value of stock options granted:

	2016	2015	2014
Weighted-average grant-date fair value	$15.92	$18.18	$23.55
Assumptions
Expected option life—years	4.1	4.9	4.9
Volatility	38.2%	32.4%	29.9%
Risk-free interest rate	1.3%	1.4%	1.6%
Dividend yield	0.6%	1.4%	1.1%

The following summarizes the Company’s stock option activity:

	Shares (millions)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2016	7.05	$71.86
Granted	1.38	$67.74
Exercised (1)	(0.90)	$33.69
Forfeited or expired	(0.91)	$72.40
Outstanding at December 31, 2016	6.62	$76.10	3.18	$10.6
Vested or expected to vest at December 31, 2016	6.56	$76.15	3.16	$10.4
Exercisable at December 31, 2016	5.05	$78.61	2.22	$3.5
__________________________________________________________________

(1)
The total intrinsic value of stock options exercised was $7 million during 2016, $23 million during 2015, and $88 million during 2014, based on the difference between the market price at the exercise date and the exercise price.

At December 31, 2016, total unrecognized compensation cost related to stock options of $28 million is expected to be recognized over a weighted-average remaining service period of 2.0 years.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

21. Share-Based Compensation (Continued)

Liability-Classified Awards

Value Creation Plan  As a part of its employee compensation program, the Company offered an incentive compensation program that provided non-officer employees the opportunity to earn cash bonus awards based on the Company’s TSR for the year, compared to the TSR of a predetermined group of peer companies. The Company paid $134 million during 2015 related to the plan and zero during 2014. The Value Creation Plan was discontinued as an active plan beginning in 2015.

Performance-Based Unit Awards  Certain officers of the Company were provided Performance Unit Award Agreements with two- and three-year performance periods. The vesting of these units is based on comparing the Company’s TSR to the TSR of each of a predetermined group of peer companies over the specified performance period. Each performance unit represents the value of one share of the Company’s common stock. Following the end of each performance period, the value of the vested performance units, if any, is paid in cash. The Company paid $6 million related to vested performance units in 2016, $9 million in 2015, and $12 million in 2014. At December 31, 2016, the Company’s liability under Performance Unit Award Agreements was $49 million, with total unrecognized compensation cost related to these awards of $47 million expected to be recognized over a weighted-average remaining performance period of 2.1 years.

22. Noncontrolling Interests

WES is a limited partnership formed by Anadarko to acquire, own, develop, and operate midstream assets. During the first quarter of 2016, WES issued 14 million Series A Preferred units to private investors for net proceeds of $440 million, and issued 1.3 million common units to the Company. Proceeds from these issuances were used to acquire interests in Springfield Pipeline LLC from the Company. During the second quarter of 2016, WES issued an additional eight million Series A Preferred units to private investors, pursuant to the full exercise of an option granted in connection with the initial issuance, and raised net proceeds of $247 million.
WES issued approximately 874 thousand common units to the public and raised net proceeds of $57 million in 2015, and issued approximately 10 million common units to the public and raised net proceeds of $691 million in 2014. In addition, WES issued 11 million Class C units to Anadarko in 2014 to partially fund the DBM acquisition. These units will receive quarterly distributions in the form of additional Class C units until the end of 2017, unless WES elects to convert the units to common units earlier or Anadarko elects to extend the conversion date. WES distributed 946 thousand Class C units to Anadarko during 2016 and 498 thousand Class C units during 2015.
WGP is a limited partnership formed by Anadarko to own interests in WES. Anadarko sold 12.5 million WGP common units to the public for net proceeds of $476 million in 2016, 2.3 million WGP common units to the public for net proceeds of $130 million in 2015, and approximately 6 million WGP common units to the public for net proceeds of $335 million in 2014. In June 2015, Anadarko issued 9.2 million TEUs, which include an equity component that may be settled in WGP common units. For additional disclosure of the TEU effect on noncontrolling interests, see Note 10—Tangible Equity Units. At December 31, 2016, Anadarko’s ownership interest in WGP consisted of an 81.6% limited partner interest and the entire non-economic general partner interest. The remaining 18.4% limited partner interest in WGP was owned by the public.
At December 31, 2016, WGP’s ownership interest in WES consisted of a 29.9% limited partner interest, the entire 1.5% general partner interest, and all of the WES incentive distribution rights. At December 31, 2016, Anadarko also owned an 8.6% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 60.0% limited partner interest in WES was owned by the public.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

23. Variable Interest Entities

Consolidated VIEs The Company determined that the partners in WGP and WES with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact WGP’s and WES’s economic performance; therefore, WGP and WES are considered VIEs. Anadarko, through its ownership of the general partner interest in WGP, has the power to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to WGP and WES; therefore, Anadarko is considered the primary beneficiary and consolidates WGP and WES. See Note 22—Noncontrolling Interests for additional information on WGP and WES.

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
All outstanding debt for WES at December 31, 2016 and 2015, including any borrowings under the WES RCF, is recourse to WES’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. All outstanding debt for WGP at December 31, 2016 and 2015, including any borrowings under the WGP RCF, is recourse to WGP’s general partner, which is a wholly owned subsidiary of the Company. See Note 11—Debt and Interest Expense for additional information on WGP and WES long-term debt balances.

VIE Financing WGP’s sources of liquidity include borrowings under its RCF and distributions from WES. WES’s sources of liquidity include cash and cash equivalents, cash flows generated from operations, interest income from a note receivable from Anadarko as discussed below, borrowings under its RCF, the issuance of additional partnership units, or debt offerings. See Note 11—Debt and Interest Expense and Note 22—Noncontrolling Interests for additional information on WGP and WES financing activity.

Financial Support Provided to VIEs Concurrent with the closing of its May 2008 IPO, WES loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES was $17 million for each of the years ended December 31, 2016 and 2015. The note receivable and related interest income are eliminated in consolidation.
In March 2015, WES acquired the Company’s interest in DBJV. The acquisition was financed using a deferred purchase price obligation which requires a cash payment from WES to the Company due on March 31, 2020. The cash payment due to the Company is equal to eight multiplied by the average of WES’s share in DBJV Net Earnings for 2018 and 2019 less WES’s share of capital expenditures incurred for DBJV from March 1, 2015 to February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses, and property taxes. The net present value of this obligation was $41 million at December 31, 2016, and $189 million at December 31, 2015. The reduction in the value of the deferred purchase price obligation was primarily due to revisions reflecting an increase in WES’s estimate of capital expenditures to be incurred by DBJV, partially offset by an increase in WES’s estimate of future Net Earnings.
Anadarko has commodity price swap agreements in place with WES expiring on December 31, 2017. WES has recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for the amount by which the swap price exceeds the applicable market price. WES recorded a $46 million capital contribution from Anadarko for the year ended December 31, 2016, and a capital contribution of $18 million for the year ended December 31, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

24. Supplemental Cash Flow Information

Additions to properties and equipment as presented within Anadarko’s cash flows from investing activities include cash payments for cost of properties, equipment, and facilities. The cost of properties includes the initial capitalization of drilling costs associated with all exploratory wells whether or not they were deemed to have a commercially sufficient quantity of proved reserves. For the year ended December 31, 2015, the Company’s Consolidated Statement of Cash Flows included an $881 million increase in tax receivable related to the Tronox settlement included in (increase) decrease in accounts receivable, offset by an $881 million uncertain tax position included in other items, net.
The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing activities, for the years ended December 31:

millions	2016	2015	2014
Cash paid (received)
Interest, net of amounts capitalized (1)	$856	$2,019	$689
Income taxes, net of refunds (2)	(882)	26	956
Non-cash investing activities
Fair value of properties and equipment from non-cash transactions	$3	$178	$18
Asset retirement cost additions	298	273	348
Accruals of property, plant, and equipment	549	754	1,177
Net liabilities assumed (divested) in acquisitions and divestitures	723	(114)	(92)
Property insurance receivable	—	49	—
Acquisition receivable	(32)	—	—
Non-cash investing and financing activities
Acquisition contingent consideration	$103	$—	$—
Capital lease obligation (3)	10	—	13
FPSO construction period obligation (3)	11	59	128
Deferred drilling lease liability	30	—	—
__________________________________________________________________

(1)	Includes $1.2 billion of interest related to the Tronox settlement payment in 2015.

(2)	Includes $881 million from a tax refund related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback.

(3)
Upon completion of the FPSO in the third quarter of 2016, the Company reported the construction period obligation as a capital lease obligation based on the fair-value of the FPSO. See Note 11—Debt and Interest Expense.

25. Segment Information

Anadarko’s business segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. The Company’s three reporting segments are oil and gas exploration and production, midstream, and marketing. The oil and gas exploration and production segment explores for and produces oil, natural gas, and NGLs, and plans for the development and operation of the Company’s LNG project in Mozambique. The midstream segment engages in gathering, processing, treating, and transporting Anadarko and third-party oil, natural-gas, and NGLs production. The midstream reporting segment consists of two operating segments, WES and other midstream, which are aggregated into one reporting segment due to similar financial and operating characteristics. The marketing segment sells much of Anadarko’s oil, natural-gas, and NGLs production, as well as third-party purchased volumes.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

25. Segment Information (Continued)

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

millions	2016	2015	2014
Income (loss) before income taxes	$(3,829)	$(9,689)	$54
(Gains) losses on divestitures, net	757	1,022	(1,891)
Exploration expense	946	2,644	1,639
DD&A	4,301	4,603	4,550
Impairments	227	5,075	836
Interest expense	890	825	772
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	559	235	578
Restructuring charges	389	—	—
Other operating expense	1	74	97
Loss on early extinguishment of debt	155	—	—
Tronox-related contingent loss	—	5	4,360
Certain other nonoperating items	(58)	22	22
Less net income (loss) attributable to noncontrolling interests	263	(120)	187
Consolidated Adjusted EBITDAX	$4,075	$4,936	$10,830

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

25. Segment Information (Continued)

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
Information presented below as “Other and Intersegment Eliminations” includes corporate costs, results from hard-minerals royalties, and net cash from settlement of commodity derivatives. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
2016
Sales revenues	$4,191	$635	$3,621	$—	$8,447
Intersegment revenues	2,651	1,403	(3,094)	(960)	—
Other	—	—	—	179	179
Total revenues and other (1)	6,842	2,038	527	(781)	8,626
Operating costs and expenses (2)	3,238	978	691	(303)	4,604
Net cash from settlement of commodity derivatives	—	—	—	(265)	(265)
Other (income) expense, net (3)	—	—	—	(43)	(43)
Net income (loss) attributable to noncontrolling interests	—	263	—	—	263
Total expenses and other	3,238	1,241	691	(611)	4,559
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	8	—	8
Adjusted EBITDAX	$3,604	$797	$(156)	$(170)	$4,075
Net properties and equipment	$24,251	$5,913	$—	$2,004	$32,168
Capital expenditures	$2,685	$550	$—	$79	$3,314
Goodwill	$4,550	$450	$—	$—	$5,000
__________________________________________________________________

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)	Operating costs and expenses excludes exploration expense, DD&A, impairments, restructuring charges, and other operating expense since these expenses are excluded from Adjusted EBITDAX.

(3)	Other (income) expense, net excludes certain other nonoperating items since these items are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

25. Segment Information (Continued)

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

25. Segment Information (Continued)

The following represents Anadarko’s sales revenues (based on the origin of the sales) and net properties and equipment by geographic area:

	Years Ended December 31,
millions	2016	2015	2014
Sales Revenues
United States	$7,049	$7,819	$13,083
Algeria	1,103	1,189	2,435
Other International	295	478	857
Total sales revenues	$8,447	$9,486	$16,375

	December 31,
millions	2016	2015
Net Properties and Equipment
United States	$28,024	$29,625
Algeria	1,117	1,271
Other International	3,027	2,855
Total net properties and equipment	$32,168	$33,751

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

The unaudited supplemental information on oil and gas exploration and production activities for 2016, 2015, and 2014 has been presented in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas and the SEC’s final rule, Modernization of Oil and Gas Reporting. Disclosures by geographic area include the United States and International. For 2016, the International geographic area consisted of proved reserves located in Algeria and Ghana. The Company sold its Chinese subsidiary during 2014.

Oil and Gas Reserves

The following reserves disclosures reflect estimates of proved reserves, proved developed reserves, and PUDs, net of third-party royalty interests, of oil, natural gas, and NGLs owned at each year end and changes in proved reserves during each of the last three years. Oil and NGLs volumes are presented in MMBbls and natural-gas volumes are presented in Bcf at a pressure base of 14.73 pounds per square inch. Total volumes are presented in MMBOE. For this computation, one barrel is the equivalent of 6,000 cubic feet of natural gas. Shrinkage associated with NGLs has been deducted from the natural-gas reserves volumes.
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
The prices below were used to compute the information presented in the following tables and are adjusted only for fixed and determinable amounts under provisions in existing contracts:

	Oil per Bbl	Natural Gas per MMBtu	NGLs per Bbl
December 31, 2016	$42.75	$2.48	$19.74
December 31, 2015	$50.28	$2.59	$19.47
December 31, 2014	$94.99	$4.35	$45.25

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves (Continued)

	Oil (MMBbls)			Natural Gas (Bcf)
	United States	International	Total	United States	International	Total
Proved Reserves
December 31, 2013	592	259	851	9,205	—	9,205
Revisions of prior estimates	167	18	185	710	31	741
Extensions, discoveries, and other additions	25	—	25	196	—	196
Purchases in place	—	—	—	—	—	—
Sales in place	(6)	(17)	(23)	(492)	—	(492)
Production	(74)	(35)	(109)	(951)	—	(951)
December 31, 2014	704	225	929	8,668	31	8,699
Revisions of prior estimates	2	(6)	(4)	(888)	4	(884)
Extensions, discoveries, and other additions	15	—	15	60	—	60
Purchases in place	—	—	—	8	—	8
Sales in place	(111)	—	(111)	(1,003)	—	(1,003)
Production	(85)	(31)	(116)	(854)	(5)	(859)
December 31, 2015	525	188	713	5,991	30	6,021
Revisions of prior estimates	11	3	14	310	—	310
Extensions, discoveries, and other additions	24	—	24	59	—	59
Purchases in place	81	—	81	68	—	68
Sales in place	(14)	—	(14)	(1,263)	—	(1,263)
Production	(86)	(30)	(116)	(766)	(5)	(771)
December 31, 2016	541	161	702	4,399	25	4,424
Proved Developed Reserves
December 31, 2013	347	202	549	7,120	—	7,120
December 31, 2014	352	190	542	6,635	27	6,662
December 31, 2015	332	159	491	5,184	30	5,214
December 31, 2016	360	147	507	3,637	25	3,662
Proved Undeveloped Reserves
December 31, 2013	245	57	302	2,085	—	2,085
December 31, 2014	352	35	387	2,033	4	2,037
December 31, 2015	193	29	222	807	—	807
December 31, 2016	181	14	195	762	—	762

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves (Continued)

	NGLs (MMBbls)			Total (MMBOE)
	United States	International	Total	United States	International	Total
Proved Reserves
December 31, 2013	395	12	407	2,521	271	2,792
Revisions of prior estimates (1)	129	2	131	414	25	439
Extensions, discoveries, and other additions	5	—	5	63	—	63
Purchases in place	—	—	—	—	—	—
Sales in place	(19)	—	(19)	(107)	(17)	(124)
Production	(44)	(1)	(45)	(276)	(36)	(312)
December 31, 2014	466	13	479	2,615	243	2,858
Revisions of prior estimates (1)	(99)	4	(95)	(245)	(1)	(246)
Extensions, discoveries, and other additions	4	—	4	29	—	29
Purchases in place	—	—	—	1	—	1
Sales in place	(1)	—	(1)	(279)	—	(279)
Production	(45)	(2)	(47)	(272)	(34)	(306)
December 31, 2015	325	15	340	1,849	208	2,057
Revisions of prior estimates (1)	45	2	47	108	5	113
Extensions, discoveries, and other additions	6	—	6	40	—	40
Purchases in place	5	—	5	97	—	97
Sales in place	(69)	—	(69)	(294)	—	(294)
Production	(44)	(2)	(46)	(258)	(33)	(291)
December 31, 2016	268	15	283	1,542	180	1,722
Proved Developed Reserves
December 31, 2013	268	—	268	1,801	202	2,003
December 31, 2014	304	13	317	1,762	207	1,969
December 31, 2015	257	15	272	1,453	179	1,632
December 31, 2016	193	15	208	1,159	166	1,325
Proved Undeveloped Reserves
December 31, 2013	127	12	139	720	69	789
December 31, 2014	162	—	162	853	36	889
December 31, 2015	68	—	68	396	29	425
December 31, 2016	75	—	75	383	14	397
__________________________________________________________________

(1)
Revisions of prior estimates include the effects of new infill drilling, changes in commodity prices, and other updates, including changes in economic conditions, changes in reservoir performance, and changes to development plans. Additions generated by Anadarko’s infill drilling programs were 69 MMBOE for 2016, 89 MMBOE for 2015, and 577 MMBOE for 2014.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Total proved reserves decreased by 335 MMBOE in 2016 primarily due to the following:
Revisions of prior estimates  Prior estimates of proved reserves were revised upward by 113 MMBOE.

MMBOE	December 31, 2016
Revisions due to changes in year-end prices (price impact to opening balance)	(147)
Other revisions of prior estimates
Revisions due to performance	74
Revisions due to cost reductions	100
Revisions due to successful infill drilling	69
Revisions due to development plan updates	(3)
Other revisions	20
Total other revisions of prior estimates	260
Revisions of prior estimates	113
Negative revisions of 147 MMBOE were due to the decline in commodity prices. The negative price-related revisions were offset by a net increase of 260 MMBOE associated with the following:

•
Performance The Company experienced an increase of 74 MMBOE in proved reserves. Upward revisions of 102 MMBOE are primarily due to improved well performance in the DJ basin, certain U.S. shale plays, and select wells in the Gulf of Mexico. Downward revisions of 28 MMBOE are primarily due to performance updates associated with select wells in the Gulf of Mexico.

•
Cost reductions Ongoing cost-optimization efforts, and a reduced cost structure associated with the lower commodity-price environment resulted in an increase in proved reserves. The Eagleford and the DJ basin areas experienced an increase of 94 MMBOE of proved reserves associated with certain wells, included in the negative price-related revisions, which experienced restored economic producibility upon reduction of the cost structure. The remaining increase in proved reserves due to the improved cost structure is attributable to numerous areas across the Company.

•
Infill drilling activities The Company added 69 MMBOE of proved reserves associated with infill drilling activities, the majority of which were in the DJ basin and the K2 and Caesar/Tonga areas of the Gulf of Mexico.

•	Other revisions Other revisions resulted from the Company’s multi-step reserves reconciliation process and the elimination of duplicative adjustments to the opening reserves balance.
Extensions and discoveries  Proved reserves increased by 40 MMBOE through the extension of proved acreage, primarily as a result of successful drilling in the Delaware basin. Although shale plays represented only 20% of the Company’s total proved reserves at December 31, 2016, growth in the shale plays contributed a majority of the total extensions and discoveries.
Purchases in place Proved reserves increased by 97 MMBOE due to the GOM Acquisition. The increase is comprised of 67 MMBOE of proved developed reserves and 30 MMBOE of PUDs.
Sales in place  Proved reserves decreased by 294 MMBOE due to the divestiture of certain U.S. onshore properties. The decrease is comprised of 279 MMBOE of proved developed reserves and 15 MMBOE of PUDs.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Total proved reserves decreased by 801 MMBOE in 2015 primarily due to the following:
Revisions of prior estimates  Prior estimates of proved reserves were revised downward by 246 MMBOE.

MMBOE	December 31, 2015
Revisions due to changes in year-end prices (price impact to opening balance)	(624)
Other revisions of prior estimates
Revisions due to performance	222
Revisions due to cost reductions	139
Revisions due to successful infill drilling	89
Revisions due to development plan updates	(126)
Other revisions	54
Total other revisions of prior estimates	378
Revisions of prior estimates	(246)
Negative revisions of 624 MMBOE were due to the decline in commodity prices and include a reduction to NGLs reserves of 43 MMBOE associated with price-induced ethane rejection. The negative price-related revisions were partially offset by a net increase of 378 MMBOE associated with the following:

•
Performance The Company experienced an increase of 169 MMBOE in proved reserves due primarily to increases to planned lateral lengths in the Eagleford area of South Texas combined with improved well performance in the Eagleford area, the DJ basin, and the Marcellus area of the Appalachian basin. All other performance increases are a result of minor improvements from numerous areas throughout the Company.

•
Cost reductions Capital spent in 2015 associated with ongoing drilling and completion activities, ongoing cost-optimization efforts, and a reduced cost structure associated with the lower commodity-price environment resulted in an increase in proved reserves. The DJ basin and Greater Natural Buttes areas and the Eagleford area experienced an increase of 81 MMBOE of proved reserves due to drilling activity associated with certain wells, included in the negative price-related revisions, which experienced restored economic producibility upon reduction of the capital cost structure. An increase of 14 MMBOE in proved reserves is associated with the Marcellus area where certain wells, included in the negative price-related revisions, experienced extended economic limits as a result of reductions to operating expenses during 2015. The remaining increase in proved reserves due to the improved cost structure is attributable to numerous areas across the Company.

•	Infill drilling activities The Company added 89 MMBOE of proved reserves associated with infill drilling activities during 2015, the majority of which were in the DJ basin.

•
Development plan updates The majority of revisions associated with updates to development plans occurred in the DJ basin due to a significantly reduced development pace related to the decrease in commodity prices.

•	Other revisions Other revisions resulted from the Company’s multi-step reserves reconciliation process and the elimination of duplicative adjustments to the opening reserves balance.
Extensions and discoveries  Proved reserves increased by 29 MMBOE through the extension of proved acreage, primarily as a result of successful drilling in the Delaware basin. Although shale plays represented only 20% of the Company’s total proved reserves at December 31, 2015, growth in the shale plays contributed almost all of the total extensions and discoveries.
Sales in place  Proved developed reserves decreased by 238 MMBOE primarily associated with the divestiture of a portion of the Company’s East Texas assets and EOR and coalbed methane assets. PUDs decreased by 41 MMBOE primarily associated with divestiture activities in the U.S. onshore.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Total proved reserves increased by 66 MMBOE in 2014 primarily due to the following:
Revisions of prior estimates  Prior estimates of proved reserves were revised upward by 439 MMBOE.

MMBOE	December 31, 2014
Revisions due to changes in year-end prices (price impact to opening balance)	(1)
Other revisions of prior estimates
Revisions due to performance	42
Revisions due to successful infill drilling	577
Revisions due to development plan updates	(179)
Total other revisions of prior estimates	440
Revisions of prior estimates	439
Positive revisions of 439 MMBOE were associated with the following:

•	Performance The Company experienced an increase in proved reserves primarily due to improved well performance in the DJ basin as well as in certain shale and international assets.

•
Infill drilling activities The Company added 577 MMBOE of proved reserves associated with infill drilling primarily in large onshore areas such as the DJ basin and the Eagleford and Haynesville shales.

•
Development plan updates The majority of the revisions associated with updates to development plans occurred in the DJ basin due to the optimization of horizontal drilling locations and the discontinuation of vertical well workover plans.

Extensions and discoveries  Proved reserves increased by 63 MMBOE primarily as a result of successful drilling in the Marcellus and Delaware basin shale plays. Although shale plays represented only 17% of the Company’s total proved reserves at December 31, 2014, growth in the shale plays contributed 49 MMBOE, or 78%, of the total extensions and discoveries.
Sales in place  Proved developed reserves decreased by 69 MMBOE and PUDs decreased by 55 MMBOE due to divestitures, including the divestiture of the Company’s interest in the Pinedale/Jonah assets in Wyoming, the Company’s Chinese subsidiary, and a portion of the Company’s working interest in the East Texas Chalk area.

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

millions	United States	International	Total
December 31, 2016
Capitalized
Unproved properties	$3,332	$804	$4,136
Proved properties	47,476	5,752	53,228
	50,808	6,556	57,364
Less accumulated DD&A	30,675	2,655	33,330
Net capitalized costs	$20,133	$3,901	$24,034
December 31, 2015
Capitalized
Unproved properties	$2,742	$739	$3,481
Proved properties	50,275	5,472	55,747
	53,017	6,211	59,228
Less accumulated DD&A	31,366	2,281	33,647
Net capitalized costs	$21,651	$3,930	$25,581

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

Amounts reported as costs incurred include both capitalized costs and costs charged to expense when incurred for oil and gas property acquisition, exploration, and development activities. Costs incurred also include new AROs established in the current year as well as increases or decreases to the AROs resulting from changes to cost estimates during the year. Exploration costs presented below include the costs of drilling and equipping successful and unsuccessful exploration wells during the year, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Development costs include the costs of drilling and equipping development wells, and construction of related production facilities. Costs associated with activities of the Company’s midstream and marketing reporting segments, LNG facilities costs, and other corporate activities are not included.

millions	United States	International	Total
Year Ended December 31, 2016
Property acquisitions
Unproved	$178	$9	$187
Proved	2,498	—	2,498
Exploration	398	433	831
Development	1,780	337	2,117
Total costs incurred	$4,854	$779	$5,633
Year Ended December 31, 2015
Property acquisitions
Unproved	$293	$1	$294
Proved	81	—	81
Exploration	503	609	1,112
Development	3,660	606	4,266
Total costs incurred	$4,537	$1,216	$5,753
Year Ended December 31, 2014
Property acquisitions
Unproved	$264	$19	$283
Proved	3	—	3
Exploration	1,095	616	1,711
Development	6,158	557	6,715
Total costs incurred	$7,520	$1,192	$8,712

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Results of Operations

Results of operations for producing activities consist of all activities within the oil and gas exploration and production reporting segment. Net revenues from production include only the revenues from the production and sale of oil, natural gas, and NGLs. Gains (losses) on property dispositions represent net gains or losses on sales of oil and gas properties. Production costs are costs to operate and maintain the Company’s wells, related equipment, and supporting facilities used in oil and gas operations, including labor; well service and repair; location maintenance; power and fuel; gathering; processing; transportation; production, property, and other taxes; and production-related general and administrative costs. Exploration expenses include dry hole costs, leasehold impairments, geological and geophysical expenses, and the costs of retaining unproved leaseholds. Other operating expense includes Deepwater Horizon settlement and related costs. Income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include DD&A allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

millions	United States	International	Total
Year Ended December 31, 2016
Net revenues from production
Third-party sales	$3,884	$619	$4,503
Sales to consolidated affiliates	1,871	779	2,650
Gains (losses) on property dispositions	(855)	(6)	(861)
	4,900	1,392	6,292
Production costs
Oil and gas operating	607	204	811
Oil and gas transportation	964	38	1,002
Production-related general and administrative expenses	317	20	337
Production, property, and other taxes	189	282	471
	2,077	544	2,621
Exploration expenses	541	405	946
DD&A	3,512	395	3,907
Impairments related to oil and gas properties	55	—	55
Other operating expense	62	49	111
	(1,347)	(1)	(1,348)
Income tax expense (benefit)	(494)	155	(339)
Results of operations	$(853)	$(156)	$(1,009)

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Results of Operations (Continued)

millions	United States	International	Total
Year Ended December 31, 2015
Net revenues from production
Third-party sales	$4,409	$673	$5,082
Sales to consolidated affiliates	2,184	994	3,178
Gains (losses) on property dispositions	(976)	(14)	(990)
	5,617	1,653	7,270
Production costs
Oil and gas operating	815	199	1,014
Oil and gas transportation	1,083	34	1,117
Production-related general and administrative expenses	398	11	409
Production, property, and other taxes	218	270	488
	2,514	514	3,028
Exploration expenses	1,447	1,197	2,644
DD&A	3,785	399	4,184
Impairments related to oil and gas properties	4,033	—	4,033
Other operating expense	150	—	150
	(6,312)	(457)	(6,769)
Income tax expense (benefit)	(2,332)	252	(2,080)
Results of operations	$(3,980)	$(709)	$(4,689)
Year Ended December 31, 2014
Net revenues from production
Third-party sales	$7,425	$1,518	$8,943
Sales to consolidated affiliates	4,453	1,773	6,226
Gains (losses) on property dispositions	(91)	1,982	1,891
	11,787	5,273	17,060
Production costs
Oil and gas operating	968	203	1,171
Oil and gas transportation	1,084	33	1,117
Production-related general and administrative expenses	394	32	426
Production, property, and other taxes	652	535	1,187
	3,098	803	3,901
Exploration expenses	1,218	421	1,639
DD&A	3,783	398	4,181
Impairments related to oil and gas properties	821	—	821
Other operating expense	163	—	163
	2,704	3,651	6,355
Income tax expense (benefit)	995	979	1,974
Results of operations	$1,709	$2,672	$4,381

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Estimates of future net cash flows from proved reserves are computed based on the average beginning-of-the-month prices during the 12-month period for the year. Estimated future net cash flows for all periods presented are reduced by estimated future development, production, and abandonment and dismantlement costs based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development, production costs, and abandonment and dismantlement. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows, giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense. The 10% discount factor is prescribed by GAAP.
The present value of future net cash flows is not an estimate of the fair value of Anadarko’s oil and gas properties. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves, and a discount factor more representative of the time value of money and the risks inherent in producing oil and natural gas. Significant changes in estimated reserves volumes or commodity prices could have a material effect on the Company’s Consolidated Financial Statements.

millions	United States	International	Total
December 31, 2016
Future cash inflows	$33,513	$7,328	$40,841
Future production costs	16,921	3,290	20,211
Future development costs	7,292	566	7,858
Future income tax expenses	2,606	1,408	4,014
Future net cash flows	6,694	2,064	8,758
10% annual discount for estimated timing of cash flows	1,658	470	2,128
Standardized measure of discounted future net cash flows	$5,036	$1,594	$6,630
December 31, 2015
Future cash inflows	$42,919	$10,392	$53,311
Future production costs	21,100	3,829	24,929
Future development costs	7,209	637	7,846
Future income tax expenses	4,146	2,423	6,569
Future net cash flows	10,464	3,503	13,967
10% annual discount for estimated timing of cash flows	3,372	910	4,282
Standardized measure of discounted future net cash flows	$7,092	$2,593	$9,685
December 31, 2014
Future cash inflows	$114,384	$23,795	$138,179
Future production costs	36,390	6,061	42,451
Future development costs	14,794	1,356	16,150
Future income tax expenses	21,813	6,968	28,781
Future net cash flows	41,387	9,410	50,797
10% annual discount for estimated timing of cash flows	17,239	2,898	20,137
Standardized measure of discounted future net cash flows	$24,148	$6,512	$30,660

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

millions	United States	International	Total
2016
Balance at January 1	$7,092	$2,593	$9,685
Sales and transfers of oil and gas produced, net of production costs	(3,678)	(856)	(4,534)
Net changes in prices and production costs	(1,953)	(1,607)	(3,560)
Changes in estimated future development costs	742	(126)	616
Extensions, discoveries, additions, and improved recovery, less related costs	429	—	429
Development costs incurred during the period	1,223	203	1,426
Revisions of previous quantity estimates	1,388	320	1,708
Purchases of minerals in place	193	—	193
Sales of minerals in place	(1,277)	—	(1,277)
Accretion of discount	949	431	1,380
Net change in income taxes	690	717	1,407
Other	(762)	(81)	(843)
Balance at December 31	$5,036	$1,594	$6,630
2015
Balance at January 1	$24,148	$6,512	$30,660
Sales and transfers of oil and gas produced, net of production costs	(4,079)	(1,153)	(5,232)
Net changes in prices and production costs	(28,967)	(8,010)	(36,977)
Changes in estimated future development costs	4,408	221	4,629
Extensions, discoveries, additions, and improved recovery, less related costs	219	—	219
Development costs incurred during the period	2,311	379	2,690
Revisions of previous quantity estimates	(1,890)	47	(1,843)
Purchases of minerals in place	30	—	30
Sales of minerals in place	(2,262)	—	(2,262)
Accretion of discount	3,648	1,143	4,791
Net change in income taxes	9,940	3,193	13,133
Other	(414)	261	(153)
Balance at December 31	$7,092	$2,593	$9,685

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

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL QUARTERLY INFORMATION
(Unaudited)

Quarterly Financial Data

The following summarizes quarterly financial data for 2016 and 2015:

millions except per-share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Sales revenues	$1,634	$1,985	$2,251	$2,577
Gains (losses) on divestitures and other, net	40	(70)	(358)	(190)
Impairments	16	18	27	166
Operating income (loss)	(864)	(332)	(793)	(610)
Net income (loss)	(998)	(611)	(747)	(452)
Net income (loss) attributable to noncontrolling interests	36	81	83	63
Net income (loss) attributable to common stockholders	(1,034)	(692)	(830)	(515)
Earnings per share
Net income (loss) attributable to common stockholders—basic	$(2.03)	$(1.36)	$(1.61)	$(0.94)
Net income (loss) attributable to common stockholders—diluted	$(2.03)	$(1.36)	$(1.61)	$(0.94)
Average number common shares outstanding—basic	509	510	517	551
Average number common shares outstanding—diluted	509	510	517	551

2015
Sales revenues	$2,585	$2,637	$2,230	$2,034
Gains (losses) on divestitures and other, net	(264)	(1)	(542)	19
Impairments	2,783	30	758	1,504
Operating income (loss)	(4,208)	90	(2,549)	(2,142)
Net income (loss)	(3,236)	108	(2,160)	(1,524)
Net income (loss) attributable to noncontrolling interests	32	47	75	(274)
Net income (loss) attributable to common stockholders	(3,268)	61	(2,235)	(1,250)
Earnings per share
Net income (loss) attributable to common stockholders—basic	$(6.45)	$0.12	$(4.41)	$(2.45)
Net income (loss) attributable to common stockholders—diluted	$(6.45)	$0.12	$(4.41)	$(2.45)
Average number common shares outstanding—basic	507	508	508	508
Average number common shares outstanding—diluted	507	509	508	508

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2016.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See Management’s Assessment of Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Anadarko’s internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

See Anadarko Board of Directors, Corporate Governance—Committees of the Board, Corporate Governance—Board of Directors, and Section 16(a) Beneficial Ownership Reporting Compliance in the Definitive Proxy Statement (Proxy Statement) for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 10, 2017 (to be filed with the SEC prior to March 31, 2017), each of which is incorporated herein by reference.

See list of Executive Officers of the Registrant under Items 1 and 2 of this Form 10-K, which is incorporated herein by reference.

The Company’s Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer (Code of Ethics) can be found on the Company’s website located at www.anadarko.com/Responsibility/Good-Governance. Any stockholder may request a printed copy of the Code of Ethics by submitting a written request to the Company’s Corporate Secretary. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company will disclose the information on its website. The waiver information will remain on the website for at least 12 months after the initial disclosure of such waiver.

Item 11.  Executive Compensation

See Corporate Governance—Board of Directors—Compensation and Benefits Committee Interlocks and Insider Participation, Corporate Governance—Board of Directors—Director Compensation, Corporate Governance—Director Compensation Table for 2016, Compensation and Benefits Committee Report on 2016 Executive Compensation, Compensation Discussion and Analysis, and Executive Compensation in the Proxy Statement, each of which is incorporated herein by reference. The Compensation and Benefits Committee Report and related information incorporated by reference herein shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

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

	(viii)	Form of 6.95% Senior Notes due 2019, filed as Exhibit 4.3 to Form 8-K filed on June 12, 2009
	(ix)	Form of 7.95% Senior Notes due 2039, filed as Exhibit 4.4 to Form 8-K filed on June 12, 2009
	(x)	Officers’ Certificate of Anadarko Petroleum Corporation dated March 9, 2010, establishing the 6.200% Senior Notes due 2040, filed as Exhibit 4.1 to Form 8-K filed on March 16, 2010

Exhibit Number			Description
	4	(xi)	Form of 6.200% Senior Notes due 2040, filed as Exhibit 4.2 to Form 8-K filed on March 16, 2010
		(xii)	Officers’ Certificate of Anadarko Petroleum Corporation dated August 9, 2010, establishing the 6.375% Senior Notes due 2017, filed as Exhibit 4.1 to Form 8-K filed on August 12, 2010
		(xiii)	Form of 6.375% Senior Notes due 2017, filed as Exhibit 4.2 to Form 8-K filed on August 12, 2010
(xiv)
Officers’ Certificate of Anadarko Petroleum Corporation dated July 7, 2014, establishing the 3.45% Senior Notes due 2024 and the 4.50% Senior Notes due 2044, filed as Exhibit 4.1 to Form 8-K filed on July 7, 2014

		(xv)	Form of 3.45% Senior Notes due 2024, filed as Exhibit 4.2 to Form 8-K filed on July 7, 2014
		(xvi)	Form of 4.50% Senior Notes due 2044, filed as Exhibit 4.3 to Form 8-K filed on July 7, 2014
		(xvii)	Purchase Contract Agreement, dated June 10, 2015, between Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.1 to Form 8-K filed on June 10, 2015
		(xviii)	Form of Unit (included in Exhibit 4.xvii)
		(xix)	Form of Purchase Contract (included in Exhibit 4.xvii)
		(xx)	Form of Amortizing Note (included in Exhibit 4.ii)
(xxi)
Officers’ Certificate of Anadarko Petroleum Corporation dated March 17, 2016, establishing the 4.85% Senior Notes due 2021 and the 5.55% Senior Notes due 2026, and the 6.60% Senior Notes due 2046, filed as Exhibit 4.1 to Form 8-K filed on March 17, 2016

		(xxii)	Form of 4.85% Senior Notes due 2021, filed as Exhibit 4.2 to Form 8-K filed on March 17, 2016
		(xxiii)	Form of 5.55% Senior Notes due 2026, filed as Exhibit 4.3 to Form 8-K filed on March 17, 2016
		(xxiv)	Form of 6.60% Senior Notes due 2046, filed as Exhibit 4.4 to Form 8-K filed on March 17, 2016
†	10	(i)	1998 Director Stock Plan of Anadarko Petroleum Corporation, effective January 30, 1998, filed as Appendix A to DEF 14A filed on March 16, 1998
†		(ii)	Form of Anadarko Petroleum Corporation 1998 Director Stock Plan Stock Option Agreement, filed as Exhibit 10.1 to Form 8-K filed on November 17, 2005
†		(iii)	Anadarko Petroleum Corporation Amended and Restated 1999 Stock Incentive Plan, filed as Appendix A to DEF 14A filed on March 18, 2005
†		(iv)	Form of Anadarko Petroleum Corporation Executive 1999 Stock Incentive Plan Stock Option Agreement, filed as Exhibit 10.2 to Form 8-K filed on November 17, 2005
†		(v)	Form of Anadarko Petroleum Corporation Non-Executive 1999 Stock Incentive Plan Stock Option Agreement, filed as Exhibit 10.3 to Form 8-K filed on November 17, 2005
†		(vi)	Form of Stock Option Agreement—1999 Stock Incentive Plan (UK Nationals), filed as Exhibit 10.4 to Form 8-K filed on November 17, 2005
†		(vii)	Amendment to Stock Option Agreement Under the Anadarko Petroleum Corporation 1999 Stock Incentive Plan, filed as Exhibit 10.1 to Form 8-K filed on January 23, 2007
†		(viii)	Anadarko Petroleum Corporation 1999 Stock Incentive Plan (Amendment to Performance Unit Agreement), filed as Exhibit 10.3 to Form 8-K filed on November 13, 2007
†		(ix)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Restricted Stock Agreement, filed as Exhibit 10(b)(xxiv) to Form 10-K for year ended December 31, 1999, filed on March 16, 2000
†		(x)	Form of Anadarko Petroleum Corporation 1999 Stock Incentive Plan Restricted Stock Unit Award Letter, filed as Exhibit 10.1 to Form 8-K filed on November 13, 2007

Exhibit Number			Description
†	10	(xi)	The Approved UK Sub-Plan of the Anadarko Petroleum Corporation 1999 Stock Incentive Plan, filed as Exhibit 10(b)(xxiv) to Form 10-K for year ended December 31, 2003, filed on March 4, 2004
†		(xii)	Key Employee Change of Control Contract, filed as Exhibit 10(b)(xxii) to Form 10-K for year ended December 31, 1997, filed on March 18, 1998
†		(xiii)	First Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract, filed as Exhibit 10(b) to Form 10-Q for quarter ended September 30, 2000, filed on November 13, 2000
†		(xiv)	Form of Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract, filed as Exhibit 10(b)(ii) to Form 10-Q for quarter ended June 30, 2003, filed on August 11, 2003
†		(xv)	Form of Key Employee Change of Control Contract (2011), filed as Exhibit 10(i) to Form 10-Q for quarter ended June 30, 2011, filed on July 27, 2011
†		(xvi)
Form of Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract (Applicable to Vice Presidents Other Than Executive Officers as of October 2013), filed as Exhibit 10(ii) to Form 10-Q for quarter ended March 31, 2015, filed on May 4, 2015

†*		(xvii)	Form of Anadarko Petroleum Corporation Key Employee Change of Control Contract for Executive Vice Presidents
†		(xviii)	Letter Agreement regarding Post-Retirement Benefits, dated February 16, 2004—Robert J. Allison, Jr., filed as Exhibit 10(b)(xxxiv) to Form 10-K for year ended December 31, 2003, filed on March 4, 2004
†		(xix)
Anadarko Petroleum Corporation Savings Restoration Plan (As Amended and Restated Effective January 1, 2007), filed as Exhibit 10(xxii) to Form 10-K for year ended December 31, 2009, filed on February 23, 2010

†		(xx)
First Amendment, dated July 1, 2010, to the Anadarko Petroleum Corporation Savings Restoration Plan (As Amended and Restated Effective January 1, 2007), filed as Exhibit 10(xviii) to Form 10-K for year ended December 31, 2014, filed on February 20, 2015

†		(xxi)
Second Amendment, dated November 30, 2011, to the Anadarko Petroleum Corporation Savings Restoration Plan (As Amended and Restated Effective January 1, 2007), filed as Exhibit 10(xix) to Form 10-K for year ended December 31, 2014, filed on February 20, 2015

†		(xxii)
Third Amendment, dated December 18, 2014, to the Anadarko Petroleum Corporation Savings Restoration Plan (As Amended and Restated Effective January 1, 2007), filed as Exhibit 10(xx) to Form 10-K for year ended December 31, 2014, filed on February 20, 2015

†		(xxiii)	Anadarko Retirement Restoration Plan (As Amended and Restated Effective as of November 7, 2007), filed as Exhibit 10.2 to Form 8-K filed on November 13, 2007
†		(xxiv)
First Amendment, dated November 30, 2011, to the Anadarko Retirement Restoration Plan (As Amended and Restated Effective January 1, 2007), filed as Exhibit 10(xxii) to Form 10-K for year ended December 31, 2014, filed on February 20, 2015

†		(xxv)	Anadarko Petroleum Corporation Estate Enhancement Program, filed as Exhibit 10(b)(xxxiv) to Form 10-K for year ended December 31, 1998, filed on March 15, 1999
†		(xxvi)	Estate Enhancement Program Agreement between Anadarko Petroleum Corporation and Eligible Executives, filed as Exhibit 10(b)(xxxv) to Form 10-K for year ended December 31, 1998, filed on March 15, 1999
†		(xxvii)	Estate Enhancement Program Agreements effective November 29, 2000, filed as Exhibit 10(b)(xxxxii) to Form 10-K for year ended December 31, 2000, filed on March 15, 2001
†		(xxviii)	Anadarko Petroleum Corporation Management Life Insurance Plan, restated November 1, 2002, filed as Exhibit 10(b)(xxxii) to Form 10-K for year ended December 31, 2002, filed on March 14, 2003

Exhibit Number			Description
†	10	(xxix)
First Amendment to Anadarko Petroleum Corporation Management Life Insurance Plan, effective June 30, 2003, filed as Exhibit 10(b)(xliii) to Form 10-K for year ended December 31, 2003, filed on March 4, 2004

†		(xxx)
Second Amendment to Anadarko Petroleum Corporation Management Life Insurance Plan, effective January 1, 2008, filed as Exhibit 10(xxix) to Form 10-K for year ended December 31, 2009, filed on February 23, 2010

†		(xxxi)	Anadarko Petroleum Corporation Officer Severance Plan, filed as Exhibit 10(b)(iv) to Form 10-Q for quarter ended September 30, 2003, filed on November 12, 2003
†		(xxxii)	Form of Termination Agreement and Release of All Claims Under Officer Severance Plan, filed as Exhibit 10.1 to Form 8-K filed on August 24, 2016
†		(xxxiii)	Form of Director and Officer Indemnification Agreement, filed as Exhibit 10 to Form 8-K filed on September 3, 2004
†		(xxxiv)	Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan, effective as of May 20, 2008, filed as Exhibit 10.1 to Form 8-K filed on May 27, 2008
†		(xxxv)	Form of Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan Stock Option Award Agreement, filed as Exhibit 10.3 to Form 8-K filed on November 13, 2009
†		(xxxvi)	Form of Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement, filed as Exhibit 10.1 to Form 8-K filed on November 13, 2009
†		(xxxvii)	Form of Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan Performance Unit Award Agreement, filed as Exhibit 10.2 to Form 8-K filed on November 13, 2009
†		(xxxviii)	Anadarko Petroleum Corporation 2008 Director Compensation Plan, effective as of May 20, 2008, filed as Exhibit 10.2 to Form 8-K filed on May 27, 2008
†		(xxxix)
First Amendment to Anadarko Petroleum Corporation 2008 Director Compensation Plan, dated February 8, 2016, filed as Exhibit 10(xli) to Form 10-K for year ended December 31, 2015, filed on February 17, 2016

†		(xl)	Form of Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan, filed as Exhibit 10.3 to Form 8-K filed on May 27, 2008
†		(xli)	Form of Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan (2013), filed as Exhibit 10(i) to Form 10-Q for quarter ended June 30, 2013, filed on July 29, 2013
†		(xlii)
Form of Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan Annual Deferred Shares (2016), filed as Exhibit 10(iii) to Form 10-Q for quarter ended March 31, 2016, filed on May 2, 2016

†		(xliii)
Terms and Conditions of Elective Deferred Share Awards for Anadarko Petroleum Corporation 2008 Director Compensation Plan, filed as Exhibit 10(iv) to Form 10-Q for quarter ended March 31, 2016, filed on May 2, 2016

†		(xliv)
Anadarko Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 2012), filed as Exhibit 10(i) to Form 10-Q for quarter ended June 30, 2014, filed on July 29, 2014

†		(xlv)
First Amendment, dated December 17, 2013, to the Anadarko Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 2012), filed as Exhibit 10(ii) to Form 10-Q for quarter ended June 30, 2014, filed on July 29, 2014

(xlvi)
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

Exhibit Number			Description
	10	(xlvii)
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

†		(xlviii)	Severance Agreement between R. A. Walker and Anadarko Petroleum Corporation, dated February 16, 2012, filed as Exhibit 10.2 to Form 8-K filed on February 21, 2012
†		(xlix)	Time Sharing Agreement between R. A. Walker and Anadarko Petroleum Corporation, dated May 15, 2012, filed as Exhibit 10(ii) to Form 10-Q for quarter ended June 30, 2012, filed on August 8, 2012
†		(l)
First Amendment to Time Sharing Agreement between R. A. Walker and Anadarko Petroleum Corporation, dated June 2, 2015, filed as Exhibit 10(ii) to Form 10-Q for quarter ended June 30, 2015, filed on July 28, 2015

†		(li)	Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, effective as of May 15, 2012, filed as Exhibit 10.1 to Form 8-K filed on May 15, 2012
†		(lii)	Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, filed as Exhibit 10.1 to Form 8-K filed on May 16, 2016
†		(liii)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Stock Option Award Agreement, filed as Exhibit 10.2 to Form 8-K filed on May 15, 2012
†		(liv)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to Form 8-K filed on May 15, 2012
†		(lv)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Performance Unit Award Agreement, filed as Exhibit 10.4 to Form 8-K filed on May 15, 2012
†		(lvi)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement, filed as Exhibit 10.1 to Form 8-K filed on November 9, 2012
†		(lvii)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Performance Unit Award Agreement, filed as Exhibit 10.2 to Form 8-K filed on November 9, 2012
†		(lviii)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Performance Unit Award Agreement (2014), filed as Exhibit 10.1 to Form 8-K filed on November 10, 2014
†		(lix)
Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, Stock Option Award Agreement, filed as Exhibit 10(i) to Form 10-Q for quarter ended September 30, 2016, filed on October 31, 2016

†		(lx)
Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, Restricted Stock Unit Award Agreement, filed as Exhibit 10(ii) to Form 10-Q for quarter ended September 30, 2016, filed on October 31, 2016

†		(lxi)
Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, Performance Unit Award Agreement, filed as Exhibit 10(iii) to Form 10-Q for quarter ended September 30, 2016, filed on October 31, 2016

†		(lxii)	Form of U.K. Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan, filed as Exhibit 10.5 to Form 8-K filed on May 15, 2012
†		(lxiii)	Amended and Restated Performance Unit Award Agreement, effective November 5, 2012, for R. A. Walker, filed as Exhibit 10.3 to Form 8-K filed on November 9, 2012

Exhibit Number			Description
	10	(lxiv)
Settlement Agreement dated as of April 3, 2014, by and among (1) the Anadarko Litigation Trust, (2) the United States of America in its capacity as plaintiff-intervenor in the Tronox Adversary Proceeding and acting for and on behalf of certain U.S. government agencies and (3) Anadarko Petroleum Corporation, Kerr-McGee Corporation, and certain other subsidiaries, filed as Exhibit 10.1 to Form 8-K filed on April 3, 2014

		(lxv)
Credit Agreement, dated as of June 17, 2014, among Anadarko Petroleum Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Bank of America, N.A., Citibank, N.A., The Royal Bank of Scotland plc, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the additional lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on June 23, 2014

		(lxvi)
First Amendment to Credit Agreement, dated November 14, 2014, among Anadarko Petroleum Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on November 19, 2014

		(lxvii)
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
Anadarko Petroleum Corporation Key Employee Change of Control Contract, dated June 1, 2015, for Christopher O. Champion, filed as Exhibit 10(i) to Form 10-Q for quarter ended June 30, 2015, filed on July 28, 2015

		(lxx)
364-Day Revolving Credit Agreement, dated as of January 19, 2016, among Anadarko Petroleum Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank, N.A., and Mizuho Bank, Ltd., as Co-Documentation Agents, and the additional lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on January 25, 2016

		(lxxi)
First Amendment to 364-Day Revolving Credit Agreement, dated January 13, 2017, among Anadarko Petroleum Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the additional lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on January 20, 2017

†*		(lxxii)	Retention Agreement, dated as of November 1, 2015, between Anadarko Petroleum Corporation and Mitchell W. Ingram
†*		(lxxiii)	First Amendment to Retention Agreement, dated December 13, 2016
*	12		Computation of Ratios of Earnings to Fixed Charges
*	21		List of Subsidiaries
*	23	(i)	Consent of KPMG LLP
*	23	(ii)	Consent of Miller and Lents, Ltd.
*	24		Power of Attorney
*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer
*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer
**	32		Section 1350 Certifications
*	99		Report of Miller and Lents, Ltd.
*	101	.INS	XBRL Instance Document
*	101	.SCH	XBRL Schema Document
*	101	.CAL	XBRL Calculation Linkbase Document
*	101	.DEF	XBRL Definition Linkbase Document
*	101	.LAB	XBRL Label Linkbase Document
*	101	.PRE	XBRL Presentation Linkbase Document
_________________________________________________________________

†	Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

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

ANADARKO PETROLEUM CORPORATION

February 17, 2017	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2017.

Name and Signature	Title

(i) Principal executive officer and director:

/s/ R. A. WALKER	Chairman, President and Chief Executive Officer
R. A. Walker

(ii) Principal financial officer:
/s/ ROBERT G. GWIN	Executive Vice President, Finance and Chief Financial Officer
Robert G. Gwin

(iii) Principal accounting officer:

/s/ CHRISTOPHER O. CHAMPION	Senior Vice President, Chief Accounting Officer and Controller
Christopher O. Champion

(iv) Directors:*
ANTHONY R. CHASE KEVIN P. CHILTON DAVID E. CONSTABLE H. PAULETT EBERHART CLAIRE S. FARLEY PETER J. FLUOR RICHARD L. GEORGE JOSEPH W. GORDER JOHN R. GORDON SEAN GOURLEY MARK C. MCKINLEY ERIC D. MULLINS
* Signed on behalf of each of these persons and on his own behalf:

By:	/s/ ROBERT G. GWIN
Robert G. Gwin, Attorney-in-Fact